Form 10-Q
period 1996-03-31
PATTERSON ENERGY INC
filed 1996-05-10
CIK 889900

- --------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

              [x]    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1996

                                       OR

              [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ____________ to ____________

                         Commission file number 0-22664


                             PATTERSON ENERGY, INC.
             (Exact name of registrant as specified in its charter)

                                  Delaware                                                             75-2504748
                      (State or other jurisdiction of                                     (I.R.S. Employer Identification No.)
                       incorporation or organization)

          P. O. Drawer 1416, 4510 Lamesa Highway, Snyder, Texas  79550
             (Address of principal executive offices)   (Zip Code)

                                (915)  573-1104
              (Registrant's telephone number, including area code)

                                   No change
  (Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes  [x]     No  [ ]

As of May 2, 1996 the issuer had 3,194,951 shares of Common Stock, par value $0.01 per share, outstanding.


- --------------------------------------------------------------------------------

                             PATTERSON ENERGY, INC.


                                     INDEX


Part I - Financial Information                                               Page
- ------------------------------                                               ----
         Item 1. Financial statements

                 Unaudited consolidated balance sheets                          3

                 Unaudited consolidated statements of income                    5

                 Unaudited consolidated statements of cash flows                6

                 Notes to unaudited consolidated financial
                    statements                                                  7

         Item 2. Management's Discussion and Analysis
                    of Financial Condition and Results of Operations            8

Part II - Other Information
- ---------------------------

         Item 6. Exhibits and Reports on Form 8-K                              10

Signatures                                                                     11

                        PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

         THE FOLLOWING CONSOLIDATED FINANCIAL STATEMENTS INCLUDE ALL ADJUSTMENTS WHICH IN THE OPINION OF MANAGEMENT ARE NECESSARY IN ORDER TO MAKE SUCH FINANCIAL STATEMENTS NOT MISLEADING.



                    PATTERSON ENERGY, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)


                                     ASSETS


                                                                                        December 31,           March 31,
                                                                                            1995                  1996
                                                                                      --------------        --------------
                    Current assets:
                       Cash and cash equivalents                                      $   2,467,482          $   3,432,761
                       Accounts receivable:
                          Trade:
                             Billed                                                       8,722,373              7,709,159
                             Unbilled                                                     1,807,029              1,184,350
                          Oil and gas sales                                                 487,027                414,185
                       Equipment inventory                                                  405,049                469,606
                       Deferred income taxes                                                614,567                614,567
                       Undeveloped oil and gas properties held for resale                 2,122,112              2,785,351
                       Other current assets                                                 174,588                153,655
                                                                                      -------------          -------------
                             Total current assets                                        16,800,227             16,763,634
                                                                                      -------------          -------------

                    Property and equipment, at cost, net                                 26,470,324             26,898,518
                    Deposits on workers' compensation insurance policy                      343,760                343,760
                    Deferred income taxes                                                     --                 1,609,892
                    Other assets                                                            176,115                148,977
                                                                                      -------------          -------------
                             Total assets                                             $  43,790,426          $  45,764,781
                                                                                      =============          =============





     See accompanying notes to unaudited consolidated financial statements.
                                  (Continued)

                    PATTERSON ENERGY, INC. AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS - CONTINUED
                                  (Unaudited)


                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                                        December 31,           March 31,
                                                                                            1995                  1996
                                                                                      ---------------       ---------------
                    Current liabilities:
                        Current maturities of notes payable                           $      909,634         $   2,207,005
                        Accounts payable:
                            Trade                                                          6,102,382             5,529,134
                            Revenue distribution                                           1,595,411             1,481,773
                            Other                                                            245,374               290,900
                        Accrued expenses                                                   1,657,994             1,514,347
                                                                                      --------------         -------------
                                 Total current liabilities                                10,510,795            11,023,159
                                                                                      --------------         -------------

                    Notes payable, less current maturities                                12,906,473            12,592,363
                                                                                      --------------         -------------
                    Commitments and contingencies                                                 --                    --

                    Stockholders' equity:
                        Preferred stock - par value $.01; authorized
                            1,000,000 shares, no shares issued                                    --                    --
                        Common stock - par value $.01; authorized
                            5,000,000 shares, issued and
                            outstanding shares of 3,194,951                                   31,950                31,950
                        Additional paid-in capital                                        14,095,200            14,095,200
                        Retained earnings                                                  6,246,008             8,022,109
                                                                                      --------------         -------------

                                  Total stockholders' equity                              20,373,158            22,149,259
                                                                                      --------------         -------------
                                       Total liabilities and stockholders' equity     $   43,790,426          $ 45,764,781
                                                                                      ==============          ============





     See accompanying notes to unaudited consolidated financial statements.

                    PATTERSON ENERGY, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)


                                                                                          Three Months Ended March 31,
                                                                                      -------------------------------------
                                                                                            1995                  1996
                                                                                      ---------------        --------------
                    Operating revenues:
                      Drilling                                                        $    9,042,256         $   10,533,137
                      Oil and gas sales                                                      918,913              1,324,143
                      Well operation fees                                                    251,941                344,827
                      Other                                                                   40,610                 74,015
                                                                                      --------------         --------------
                                                                                          10,253,720             12,276,122
                                                                                      --------------         --------------

                    Operating costs and expenses:
                      Direct drilling costs                                                7,454,536              8,746,180
                      Lease operating and production                                         276,525                387,546
                      Exploration costs                                                       68,653                115,929
                      Dry holes and abandonments                                             154,580                 67,921
                      Depreciation, depletion and amortization                             1,029,769              1,733,382
                      General and administrative expense                                     720,512                808,092
                                                                                      --------------         --------------
                                                                                           9,704,575             11,859,050
                                                                                      --------------         --------------
                    Operating income                                                         549,145                417,072
                                                                                      --------------         --------------

                    Other income (expense):
                      Net gain on sale of assets                                              28,984                 26,613
                      Interest income                                                         34,561                 34,640
                      Interest expense                                                      (187,876)              (329,454)
                      Other                                                                    5,057                 40,777
                                                                                      --------------         --------------

                             Other expense, net                                             (119,274)              (227,424)
                                                                                      --------------         --------------

                    Income before income taxes                                               429,871                189,648
                                                                                      --------------         --------------

                    Income taxes:
                      Current                                                                 16,601                 23,439
                      Deferred income tax benefit, net                                            --             (1,609,892)
                                                                                      --------------         --------------
                               Income tax expense (benefit)                                   16,601             (1,586,453)
                                                                                      --------------         --------------

                    Net income                                                        $      413,270         $    1,776,101
                                                                                      ==============         ==============

                    Net income per common share:
                      Primary                                                         $          .16         $           .53
                                                                                      ==============         ===============
                      Assuming full dilution                                          $          N/A         $           .53
                                                                                      ==============         ===============
                    Weighted average number of common shares outstanding
                      Primary                                                              2,635,000               3,334,032
                                                                                      ==============         ===============
                      Assuming full dilution                                                     N/A               3,340,594
                                                                                      ==============         ===============


     See accompanying notes to unaudited consolidated financial statements.

                    PATTERSON ENERGY, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                                                                                           Three Months Ended March 31,
                                                                                      ------------------------------------
                                                                                            1995                  1996
                                                                                      --------------         -------------
                    Cash flows from operating activities:
                        Net income                                                    $      413,270         $   1,776,101
                        Adjustments to reconcile net income to net cash from
                           operating activities:
                           Depreciation, depletion and amortization                        1,029,769             1,733,382
                           Net gain on sale of assets                                        (28,984)              (26,613)
                           Deferred income tax benefit                                            --            (1,609,892)
                           Change in current assets and liabilities:
                             Decrease in trade accounts receivable                         1,167,078             1,635,893
                             (Increase) decrease in oil and gas sales receivable             (27,648)               72,842
                             Increase in oil and gas properties held for resale             (191,170)             (663,239)
                             Increase in other current assets                               (205,484)              (43,624)
                             Decrease in trade accounts payable                           (1,084,245)             (573,248)
                             Increase (decrease) in revenue distribution payable             514,186              (113,638)
                             Decrease in other current liabilities                          (288,037)              (98,121)
                                                                                      --------------         -------------

                          Net cash provided by operating activities                        1,298,735             2,089,843
                                                                                      --------------         -------------

                    Cash flows from investing activities:
                        Purchases of property and equipment                               (3,479,195)           (2,170,860)
                        Sale of property and equipment                                        43,010                35,897
                        (Increase) decrease in other assets                                  (20,925)               27,138
                                                                                      --------------         -------------

                          Net cash used in investing activities                          (3,457,110)            (2,107,825)
                                                                                      --------------         -------------

                    Cash flows from financing activities:
                        Proceeds from notes payable                                        5,500,000             1,140,000
                        Payments on notes payable                                         (1,537,824)             (156,739)
                        Loan commitment fees                                                 (67,242)                   --
                                                                                      --------------          ------------

                          Net cash provided by financing activities                        3,894,934               983,261
                                                                                      --------------         -------------

                          Net increase in cash and cash equivalents                        1,736,559               965,279

                    Cash and cash equivalents at beginning of period                       3,369,382             2,467,482
                                                                                      --------------         -------------

                    Cash and cash equivalents at end of period                        $    5,105,941         $   3,432,761
                                                                                      ==============         =============

                    Supplemental disclosure of cash flow information:
                        Cash paid during the period for:
                          Interest                                                    $      171,856         $     328,791
                          Income taxes                                                        81,371                    --



     See accompanying notes to unaudited consolidated financial statements.

                    PATTERSON ENERGY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


1. The consolidated financial statements include the accounts of Patterson Energy, Inc. dba Patterson Drilling Company and its wholly-owned subsidiaries, Patterson Petroleum, Inc., Patterson Petroleum Trading Company, Inc. and Patterson Drilling Programs, Inc. (collectively referred to as the "Company"). All significant intercompany accounts and transactions have been eliminated.

         The consolidated financial statements have been prepared by the management of the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for presentation of the information have been included.

         The results of operations for the three months ended March 31, 1996 are not necessarily indicative of the results to be expected for the full year.

         Certain reclassifications have been made to the 1995 consolidated financial statements in order for them to conform with the 1996 presentation.

2. Effective March 31, 1996, the Company revised its estimates relative to the realization of the future benefits of its net operating loss carryforwards and, accordingly, fully reduced the related valuation allowance. As such, the corresponding net tax benefit totalling approximately $1,610,000 was credited to income. The Company continues to maintain a valuation allowance of approximately $470,000 as it does not appear likely that the Company will realize the benefit of certain other deferred tax assets prior to their respective expirations.

3. The Company adopted Statement of Financial Accounting Standard No. 121, "Accounting for the Impairment of Long-Lived Assets to be Disposed of" during the fiscal quarter ended March 31, 1996. The Statement establishes accounting standards for determining the impairment of the Company's long-lived assets. Implementation of the Statement did not result in any adjustments to the carrying values of the Company's assets.

         The Company adopted Statement of Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation" during the fiscal quarter ended March 31, 1996. The Statement defines a fair value based method of accounting (i.e., using an option pricing model such as Black-Scholes) for employee stock options or similar equity instrument plans, but also allows an entity to measure compensation costs for those plans using the intrinsic value (the amount by which the market price of the underlying stock exceeds the underlying price of the option) based method accounting as prescribed by Accounting Principles Board Opinion No. 25. The Company has elected to continue using the intrinsic value based method as allowed by the Statement. There were no stock options issued during the quarter ended March 31, 1996.

4. On April 22, 1996, the Company and Tucker Drilling Company, Inc. ("Tucker"), executed a definitive merger agreement pursuant to which the Company will be merged with and into Tucker and the Company will be the survivor. The terms of the merger agreement provide that each outstanding share of Tucker's common stock will be converted into the right to receive 0.74 of a share of the Company's common stock.

                    PATTERSON ENERGY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (Unaudited) (CONTINUED)

         The merger will take the form of a tax-free exchange and is expected to be accounted for as a pooling of interests. The merger has been approved by the Boards of Directors of the Company and Tucker and is subject to approval by their respective stockholders as well as other customary conditions and approvals.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

         As of March 31, 1996, the Company had working capital of approximately $5,740,000 and cash and cash equivalents of approximately $3,433,000 as compared to a working capital of approximately $6,385,000 and cash and cash equivalents of approximately $5,106,000 as of March 31, 1995. For the three months ended March 31, 1996, the Company generated net cash from operations of approximately $2,090,000 and borrowed additional funds in the amount of $1,140,000. These funds were used primarily to acquire drilling and other related equipment of approximately $1,238,000, to fund leasehold acquisition, exploration and development of approximately $933,000, to reduce certain notes payable by approximately $157,000 and to increase cash by approximately $965,000.

         The Company's management believes that it will continue to use cash flow from operations and borrowings (if available) which, together with the current working capital should be sufficient to fund operations, and service notes payable for at least the next 12 months. The Company's ability to repay debt would be adversely affected by a decline in natural gas and crude oil prices or by unsuccessful results in the Company's contract drilling activities or exploration, development and production activities. See "Volatility of Oil and Gas Prices" below in this Item.

         The Company believes it must continually upgrade and maintain its contract drilling fleet, and has budgeted approximately $4,000,000 in capital expenditures for fiscal year 1996 for maintaining the contract drilling fleet. For the three months ended March 31, 1996 the Company had expended $1,146,000 of this budget for the acquisition of drilling equipment (primarily new drill pipe).

         The Company has budgeted approximately $4,000,000 for capital expenditures in the oil and gas segment in 1996. The funds (if available) will be used for leasehold acquisitions, exploration and development of oil and gas properties. As of March 31, 1996 the Company had expended approximately $933,000 of this budget and has drawn down, in the first quarter of 1996, $1,000,000, of a $3,500,000 line of credit with Norwest Bank Texas, Wichita Falls, N.A.

RESULTS OF OPERATIONS

Comparison of the fiscal quarters ended March 31, 1996 and 1995

         For the fiscal quarter ended March 31, 1996 contract drilling revenues were approximately $10,533,000 as compared to $9,042,000 for the same fiscal quarter in 1995, an increase of 16%. Average rig utilization was 77% for the fiscal quarter ended March 31, 1996 as compared to 76%, in the same fiscal quarter in 1995. Direct contract drilling cost for the fiscal quarter ended March 31, 1996 was approximately $8,746,000 or 83% of contract drilling revenues as compared to approximately $7,455,000 or 82% of contract drilling revenues for the same period in 1995. The increase in contract drilling revenues and direct drilling costs was due primarily to the addition of three drilling rigs acquired during the second and third quarters of 1995. General and administrative expense for the contract drilling segment was $447,000 for the fiscal quarter ended March 31, 1996 as compared to approximately $442,000 for the same period in 1995. Depreciation expense was approximately $1,131,000 for the drilling segment in the fiscal quarter ended March 31, 1996 as compared to approximately $693,000 in the same period in 1995. The increase

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                AND RESULTS OF OPERATIONS  (CONTINUED)


in depreciation expense is due primarily to the addition of the aforementioned drilling rigs in late 1995 and significant capital expenditures for drill pipe. The Company expended approximately $4,254,000 during fiscal 1995 and approximately $556,000 during the fiscal quarter ended March 31, 1996 to acquire approximately 242,000 feet of new drill pipe. In the fiscal quarter ended March 31, 1996, income from this segment was approximately $268,000 as compared to approximately $458,000 for the same period in 1995.

         Oil and gas revenue was approximately $1,324,000 for the fiscal quarter ended March 31, 1996, as compared to approximately $919,000 for the fiscal quarter ended March 31, 1995. The volume of oil and gas sold increased by 22% and 43%, respectively, in the fiscal quarter ended March 31, 1996 as compared to the same period in 1995. The average price per barrel of oil was $18.30 in the first quarter of 1996 as compared to $16.46 for the same period in 1995, and the average price per mcf of gas was $1.53 in the first quarter of 1996 as compared to $1.37 in the first quarter of 1995. General and administrative expenses for the oil and gas segment was approximately $361,000 for the fiscal quarter ended March 31, 1996 as compared to approximately $279,000 for the same period in 1995. In the fiscal quarter ended March 31, 1996 income from the oil and gas segment was approximately $217,000 as compared to $125,000 for the fiscal quarter ended March 31, 1995.

         For the fiscal quarter ended March 31, 1996 interest expense was approximately $329,000 compared to $188,000 for the same period in 1995. The increase is due to higher interest rates and an increase in the principal balance of outstanding notes payable.

INCOME TAXES

         Subsequent to fiscal year end 1995 and first quarter end March 31 1996, the Company revised its estimates relative to the realization of the future benefits of its deferred tax assets, particularly the net operating loss carryforwards. In light of the Company's recent historical earnings, stable rig utilization rates and increased crude oil prices, management has determined that it is more likely than not that the Company will realize the benefits provided by its net operating loss carryforwards and certain other deferred tax assets. As such, the Company reduced its valuation allowance and recognized a net deferred income tax benefit of approximately $1,610,000 in the quarter ended March 31, 1996.

 VOLATILITY OF OIL AND GAS PRICES

         The Company's revenue, profitability and future rate of growth are substantially dependent upon prevailing prices of oil and gas, both with respect to its contract drilling and oil and gas segments. Historically, oil and gas prices and markets have been extremely volatile. Prices are affected by market supply and demand factors as well as actions of state and local agencies, the United States and foreign governments and international cartels. All of these are beyond the control of the Company. Any significant or extended decline in those prices would have a material adverse effect on the Company's financial condition and results of operations. The price of oil fell to a five-year low in December, 1993, ($13.50 per barrel in the United States) and has risen and fallen since then to $21.11 per barrel on May 7, 1996.

         The average price of natural gas per mcf received by the Company has increased from $1.37 in the first quarter of 1995 to $1.53 in the first quarter of 1996. The sustained low prices of natural gas in particular have continued to suppress the demand for contract drilling rigs in South and Southeast Texas and have caused the Company's contract drilling rates in that area to remain relatively flat among periods. If oil and gas prices decline from their current levels, the Company's rig utilization, contract drilling rates and oil and gas operations would be further adversely effected.

                          PART II - OTHER INFORMATION



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits.

              The following Exhibit is filed herewith or incorporated by reference herein:

              11.  Statement re computation of per share earnings.

              27.  Financial Data Schedule

                                   SIGNATURE


         In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                             PATTERSON ENERGY, INC.



                             By:  /s/ Cloyce A. Talbott
                                ----------------------------------------
                                      Cloyce A. Talbott
                                      Chairman of the Board and
                                      Chief Executive Officer


                             By:  /s/ James C. Brown
                                ----------------------------------------
                                      James C. Brown
                                      Vice President Finance

DATED: May 8, 1996

                                 EXHIBIT INDEX


     Exhibit No.      Exhibit Description                               Page
     -----------      -------------------                               ----

        11.           Statement re computation of per share earnings     13

        27.           Financial Data Schedule                            14