Form 10-Q
period 1996-06-30
PATTERSON ENERGY INC
filed 1996-08-12
CIK 889900

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                  FORM 10-Q


             [x]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended June 30, 1996

                                     OR


            [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934


         For the transition period from ____________ to ____________

                       Commission file number 0-22664


                           PATTERSON ENERGY, INC.
           (Exact name of registrant as specified in its charter)


                Delaware
     (State or other jurisdiction of                 75-2504748
      incorporation or organization)     (I.R.S. Employer Identification No.)

          P. O. Drawer 1416, 4510 Lamesa Highway, Snyder, Texas  79550
             (Address of principal executive offices)   (Zip Code)

                                (915)  573-1104
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

                              Yes  [x]     No  [ ]

As of August 2, 1996 the issuer had 4,810,689 shares of Common Stock, par value
                        $0.01 per share, outstanding.

                             PATTERSON ENERGY, INC.


                                     INDEX



Part I - Financial Information                                         Page
- ------------------------------                                         ----

     Item 1.     Financial Statements

                 Unaudited consolidated balance sheets                   3

                 Unaudited consolidated statements of income             5

                 Unaudited consolidated statements of cash flows         6

                 Notes to unaudited consolidated financial statements    8

     Item 2.     Management's Discussion and Analysis of
                 Financial Condition and Results of Operations          10

Part II - Other Information
- ---------------------------

     Item 4.     Submission of Matters to a Vote of Security
                 Holders                                                14

     Item 6.     Exhibits and Reports on Form 8-K                       15

Signatures                                                              16

                             PATTERSON ENERGY, INC.
                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

THE FOLLOWING UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS INCLUDE ALL ADJUSTMENTS WHICH IN THE OPINION OF MANAGEMENT ARE NECESSARY IN ORDER TO MAKE SUCH FINANCIAL STATEMENTS NOT MISLEADING.



                    PATTERSON ENERGY, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)


                                     ASSETS



                                                                  December 31,        June 30,
                                                                     1995              1996
                                                                  -----------        -----------
Current assets:
  Cash and cash equivalents                                       $ 2,467,482        $ 4,251,304
  Accounts receivable:
    Trade:
      Billed                                                        8,722,373         11,724,314
      Unbilled                                                      1,807,029            862,050
    Oil and gas sales                                                 487,027            473,937
Costs of uncompleted contracts in excess of related billings                             218,447
Equipment inventory                                                   405,049            462,464
Deferred income taxes                                                 614,567            614,567
Undeveloped oil and gas properties held for resale                  2,122,112          2,544,206
Other current assets                                                  174,588            231,212
                                                                  -----------        -----------
Total current assets                                               16,800,227         21,382,501
                                                                  -----------        -----------
Property and equipment, at cost, net                               26,470,324         27,988,302
Deposits on workers' compensation insurance policy                    343,760            343,760
Deferred income taxes                                                                  1,470,957
Other assets                                                          176,115             94,274
                                                                  -----------        -----------
Total assets                                                      $43,790,426        $51,279,794
                                                                  ===========        ===========

     See accompanying notes to unaudited consolidated financial statements.
                                  (Continued)

                    PATTERSON ENERGY, INC. AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS - CONTINUED
                                  (Unaudited)


                      LIABILITIES AND STOCKHOLDERS' EQUITY



                                                                 December 31,        June 30,
                                                                     1995              1996
                                                               ----------------    -------------
Current liabilities:
  Current maturities of notes payable                          $        909,634   $     3,388,149
  Accounts payable:
    Trade                                                             6,102,382         8,425,213
    Revenue distribution                                              1,595,411         2,133,531
    Other                                                               245,374           514,150
  Accrued expenses                                                    1,657,994         1,761,199
                                                               ----------------   ---------------
       Total current liabilities                                     10,510,795        16,222,242
                                                               ----------------   ---------------
Notes payable, less current maturities                               12,906,473        12,544,908
                                                               ----------------   ---------------
Commitments and contingencies

Stockholders' equity:
  Preferred stock - par value $.01; authorized
    1,000,000 shares, no shares issued
  Common stock - par value $.01; authorized
    5,000,000 shares, issued and
    outstanding shares of 3,194,951                                      31,950            31,950
Additional paid-in capital                                           14,095,200        14,095,200
Retained earnings                                                     6,246,008         8,385,494
                                                               ----------------   ---------------
       Total stockholders' equity                                    20,373,158        22,512,644
                                                               ----------------   ---------------
          Total liabilities and stockholders' equity           $     43,790,426   $    51,279,794
                                                               ================   ===============

     See accompanying notes to unaudited consolidated financial statements.

                    PATTERSON ENERGY, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)


                                                     Three Months Ended            Six Months Ended
                                                           June 30,                    June 30,
                                                 --------------------------    ---------------------------
                                                     1995           1996          1995            1996
                                                 -----------   ------------    -----------    ------------
Operating revenues:
 Drilling                                        $ 9,449,885    $12,349,151    $18,492,141    $22,882,288
 Oil and gas sales                                 1,047,702      1,565,290      1,966,615      2,889,433
 Well operation fees                                 254,706        343,520        506,647        688,347
 Other                                                81,745         95,754        122,355        169,769
                                                 -----------    -----------    -----------    -----------
                                                  10,834,038     14,353,715     21,087,758     26,629,837
                                                 -----------    -----------    -----------    -----------
Operating costs and expenses:
 Direct drilling costs                             7,574,179     10,115,011     15,028,715     18,861,191
 Lease operating and production                      303,397        419,638        579,922        807,184
 Exploration costs                                    62,686        116,787        131,339        232,716
 Dry holes and abandonments                           23,599        167,591        178,179        235,512
 Depreciation, depletion and amortization          1,387,842      1,952,867      2,417,611      3,686,249
 General and administrative expense                  734,988      1,140,042      1,455,500      1,948,134
                                                 -----------    -----------    -----------    -----------
                                                  10,086,691     13,911,936     19,791,266     25,770,986
                                                 -----------    -----------    -----------    -----------
Operating income                                     747,347        441,779      1,296,492        858,851
                                                 -----------    -----------    -----------    -----------
Other income (expense):
 Net gain on sale of assets                           57,803        339,438         86,787        366,051
 Interest income                                      36,795         41,998         71,356         76,638
 Interest expense                                   (272,279)      (314,931)     (460,155)       (644,385)
 Other income (expense)                              (15,745)        24,061       (10,688)         64,838
                                                 -----------    -----------    -----------    -----------
                                                    (193,426)        90,566      (312,700)       (136,858)
                                                 -----------    -----------    -----------    -----------
Income before income taxes                           553,921        532,345        983,792        721,993
                                                 -----------    -----------    -----------    -----------
Income taxes:
 Current                                              50,173         30,025         66,774         53,464
 Deferred income tax expense (benefit)               (94,243)       138,935       (94,243)     (1,470,957)
                                                 -----------    -----------    -----------    -----------
Income tax expense (benefit)                         (44,070)       168,960       (27,469)     (1,417,493)
                                                 -----------    -----------    -----------    -----------
Net income                                       $   597,991    $   363,385     $1,011,261    $ 2,139,486
                                                 ===========    ===========    ===========    ===========
Net income per common share:
 Primary                                         $       .22    $       .11           $.38    $       .64
                                                 ===========    ===========    ===========    ===========
 Assuming full dilution                          $       .21    $       .11            N/A    $       .63
                                                 ===========    ===========    ===========    ===========
Weighted average number of
 common shares outstanding:
 Primary                                           2,677,857      3,378,032      2,656,547      3,357,971
                                                 ===========    ===========    ===========    ===========
 Assuming full dilution                            2,800,875      3,378,032            N/A      3,375,945
                                                 ===========    ===========    ===========    ===========

     See accompanying notes to unaudited consolidated financial statements.

                    PATTERSON ENERGY, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)



                                                                    Six Months Ended June 30,
                                                                  ------------------------------
                                                                      1995               1996
                                                                  -----------        -----------
Cash flows from operating activities:
  Net income                                                      $ 1,011,261        $ 2,139,486
  Adjustments to reconcile net income to net cash from
   operating activities:
   Loss on abandonments                                                10,456
   Depreciation, depletion and amortization                         2,417,611          3,686,249
   Net gain on sale of assets                                         (86,787)          (366,051)
   Deferred income tax benefit                                        (94,243)        (1,470,957)
   Change in current assets and liabilities:
   (Increase) decrease in trade accounts receivable                 1,879,882         (3,001,941)
   (Increase) decrease in oil and gas sales receivable                (62,231)            13,090
    Increase in oil and gas properties held for resale               (830,468)          (422,094)
   (Increase) decrease in other current assets                       (214,387)           612,494
    Increase (decrease) in trade accounts payable                  (2,115,910)         2,322,830
    Increase in revenue distribution payable                          812,428            538,120
    Increase (decrease) in other current liabilities                 (111,831)           371,981
  Net change in deposits on workers' compensation
    insurance policy                                                 (150,000)
                                                                  -----------        -----------
  Net cash provided by operating activities                         2,465,781          4,423,207
                                                                  -----------        -----------
Cash flows from investing activities:
  Purchases of property and equipment                              (7,521,965)        (5,541,030)
  Sale of property and equipment                                      100,813            702,854
 (Increase) decrease in other assets                                  (85,781)            81,841
                                                                  -----------        -----------
   Net cash used in investing activities                           (7,506,933)        (4,756,335)
                                                                  -----------        -----------
Cash flows from financing activities:
  Proceeds from notes payable                                       8,000,000          2,440,000
  Payments on notes payable                                        (1,679,128)          (323,050)
                                                                  -----------        -----------
   Net cash provided by financing activities                        6,320,872          2,116,950
                                                                  -----------        -----------
   Net increase in cash and cash equivalents                        1,279,720          1,783,822
Cash and cash equivalents at beginning of period                    3,369,382          2,467,482
                                                                  -----------        -----------
Cash and cash equivalents at end of period                        $ 4,649,102        $ 4,251,304
                                                                  ===========        ===========
Supplemental disclosure of cash flow information:
  Cash paid during the period for:
   Interest                                                      $   435,665        $   645,188
   Income taxes                                                       91,491            141,898

     See accompanying notes to unaudited consolidated financial statements.
                                  (Continued)

                    PATTERSON ENERGY, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
                                  (Unaudited)


     Non cash investing and financing activities:

     During the six months ended June 30, 1995, Patterson acquired three drilling rigs and related equipment from a non-affiliated person. The purchase price for the rigs consisted of $367,500 cash, 97,500 shares of Patterson's common stock, valued for purposes of the transaction at $682,500, and warrants to purchase an additional 75,000 shares at an exercise price of $9.00 per share, valued at $39,750 for this transaction.





























     See accompanying notes to unaudited consolidated financial statements.

                    PATTERSON ENERGY, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


1. The consolidated financial statements include the accounts of Patterson Energy, Inc. ("Patterson") dba Patterson Drilling Company and its wholly-owned subsidiaries, Patterson Petroleum, Inc., Patterson Petroleum Trading Company, Inc. and Patterson Drilling Programs, Inc (collectively referred to as the "Company"). All significant intercompany accounts and transactions have been eliminated.

     On April 19, 1996, Patterson filed a Certificate of Incorporation with the Secretary of State of the State of Delaware organizing Patterson Drilling Company ("Patterson Drilling") as a wholly-owned subsidiary of Patterson. Patterson Drilling was formed solely for the purpose of acquiring Tucker Drilling Company, Inc. ("Tucker") through a merger of Patterson Drilling with and into Tucker ("Merger"), pursuant to the terms of the previously announced Agreement and Plan of Merger (the "Merger Agreement") dated as of April 22, 1996, as amended on May 16, 1996, among these three entities. As of June 30, 1996, no transactions had occurred involving the operating accounts of Patterson Drilling. The Merger was consummated on July 30, 1996. See Note 2 below.

     The consolidated financial statements have been prepared by management of Patterson, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations, although Patterson believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for presentation of the information have been included.

     The results of operations for the six months ended June 30, 1996 are not necessarily indicative of the results to be expected for the full year.

     Certain reclassifications have been made to the 1995 consolidated financial statements in order for them to conform with the 1996 presentation.

2. As a result of the Merger, Tucker became a wholly-owned subsidiary of Patterson under the name of "Patterson Drilling Company." Pursuant to the terms of the Merger Agreement, each share of Tucker common stock outstanding on July 30, 1996, the consummation date of the Merger, was converted into 0.74 of a share of Patterson common stock ("Exchange Ratio"), and all options to purchase shares of Tucker common stock outstanding on that date became options to purchase Patterson common stock upon the terms of the governing stock option plans and as adjusted by the Exchange Ratio. A total of 1,577,514 shares of Patterson common stock was issued pursuant to the Merger and an additional 74,592 shares of Patterson common stock was reserved for issuance under the outstanding Tucker stock options, (which, upon consummation of the Merger, became options to purchase Patterson common stock). The Merger was treated as a reorganization within the meaning of Section 368(a) of the Internal Revenue Code of 1986, as amended, and was accounted for as a pooling of interests for accounting purposes.

     On July 30, 1996, prior to consummation of the Merger on that date, the stockholders of Patterson at a special meeting thereof, approved an amendment to Patterson's Certificate of Incorporation providing for an increase in the number of authorized shares of Patterson common stock from 5,000,00 shares to 9,000,000 shares (the "Charter Amendment") and the issuance of the shares of Patterson common stock in connection with the Merger (the "Stock Issuance").


                                  (continued)

                    PATTERSON ENERGY, INC. AND SUBSIDIARIES
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED



     Because the merger was consummated subsequent to June 30, 1996, the unaudited consolidated financial statements as of and for the period ended June 30, 1996, included under Item 1. "Financial Statements" of this report, do not give affect to the pooling of Tucker's operations with those of Patterson.

     A registration statement on Form S-4, which included a prospectus/joint proxy statement relating to the Merger and the issuance of shares of Patterson common stock, was filed and became effective with the Securities and Exchange Commission on June 20, 1996.

3. Effective March 31, 1996, Patterson revised its estimates relative to the realization of the future benefits of its net operating loss carryforwards and, accordingly, fully reduced the related valuation allowance recognizing a net deferred income tax benefit of 1,610,000. Patterson continues to maintain a valuation allowance of approximately $470,000 as it does not appear likely that the company will realize the benefit of certain other deferred tax assets prior to their respective expirations. Patterson has incurred net deferred income tax expense of approximately $139,000 for the fiscal quarter ended June 30, 1996.

4. Patterson adopted Statement of Financial Accounting Standard No. 121, "Accounting for the Impairment of Long-Lived Assets to be Disposed of" during the fiscal quarter ended March 31, 1996. The Statement establishes accounting standards for determining the impairment of the Company's long-lived assets. Implementation of the Statement did not result in any adjustments to the carrying values of Patterson's assets.

5. Patterson adopted Statement of Financial Accounting Standard No. 123, "Accounting for Stock Based Compensation" during the fiscal quarter ended March 31, 1996, The Statement defines a fair value based method of accounting (i.e., using an option pricing model such as Black-Scholes) for employee stock options or similar equity instrument plans, but also allows an entity to measure compensation costs for those plans using the intrinsic value (the amount by which the market price of the underlying stock exceeds the underlying price of the option) based method of accounting as prescribed by Accounting Principles Board Opinion No. 25. Patterson has elected to continue using the intrinsic value based method as allowed by the Statement.

     On June 6, 1996, pursuant to the terms of Patterson's Non-Employee Directors' Stock Option Plan, options to purchase a total of 2,000 shares were granted. Patterson did not incur any compensation related expenses as a result of this transaction. For the six months ended June 30, 1995, stock options to purchase 180,000 shares of Patterson common stock were granted in which no compensation expense was incurred. Furthermore, significant compensation expense would not have been incurred had a fair value based method of accounting (i.e., Black-Sholes) been applied to the above described activity.

6. On July 12, 1996, pursuant to the terms of the Underwriter's Warrant Agreement dated November 2, 1993, as amended on November 15, 1994 and June 18, 1996, Patterson authorized the issuance of 38,224 shares of Patterson's common stock upon exercise of the 75,316 warrants. In lieu of a cash payment to Patterson, the warrant holders chose to forfeit 37,092 shares of common stock back to Patterson, in order to receive 38,224 shares of Patterson's common stock (i.e., the cashless method). The number of shares forfeited and received was determined using the stated exercise price of the warrants of $8.68, the fair market value of Patterson's common stock on the date of the exercise of $17.63 and the difference thereof.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

     As of June 30, 1996, the Company had working capital of approximately $5,160,000 including cash and cash equivalents of approximately $4,251,000 as compared to working capital of approximately $5,538,000 including cash and cash equivalents of approximately $4,649,000 as of June 30, 1995. For the six months ended June 30, 1996, the Company generated net cash from operations of approximately $4,423,000, borrowed additional funds in the amount of $2,440,000 and received approximately $703,000 from the sale of various fixed assets. These funds were used primarily to fund the Company's capital expenditure program including the acquisition of drilling and related equipment of approximately $3,090,000, and leasehold acquisition, exploration and development of approximately $2,245,000. The funds were further utilized to reduce certain notes payable by approximately $323,000 and to increase cash by approximately $1,784,000.

     The Company has a $10,000,000 line of credit with The CIT Group/Equipment Financing, Inc. ("CIT") and a $4,000,000 line of credit with Norwest Bank Texas, Wichita Falls, N.A. ("Norwest"). As of June 30, 1996, the Company has drawn down $7,700,000 and approximately $3,600,000 on the lines of credit with CIT and Norwest, respectively.

     The Company's management believes that it will continue to use cash flow from operations and borrowings (if available) which, together with the current working capital should be sufficient to fund operations and service the Company's debt for at least the next twelve months. The Company's ability to repay debt would be adversely affected by a decline in natural gas and crude oil prices or by unsuccessful results in the Company's contract drilling or exploration, development and production activities. See "Volatility of Oil and Gas Prices" below in this item.

     The Company believes it must continually upgrade and maintain its contract drilling fleet. As such, management has budgeted $4,000,000 in capital expenditures for fiscal year 1996 for its contract drilling segment. The funds (if available) will be used for repairs and maintenance on the existing drilling rig fleet as well as to fund acquisitions of drilling and other related equipment. For the six months ended June 30, 1996, a significant portion of the aforementioned capital expenditures included purchases of approximately 79,000 feet (or approximately $2,077,000, of which approximately $556,000 was expended during the three months ended March 31, 1996 and $1,521,000 was expended during the three months ended June 30, 1996) of new drill pipe. During July 1996, the Company began assembly of the last of the four drilling rigs acquired in the second quarter of 1995. Management estimates expenses of the assembly to approximate $350,000.

     The Company has also budgeted $4,000,000 in the current fiscal year for capital expenditures in its oil and gas segment. The funds (if available) will be used for leasehold acquisitions, exploration and development of oil and gas properties. As of June 30, 1996 the Company had expended approximately $2,245,000 of this budget. A significant portion of the Company's current capital expenditures in its oil and gas segment involve a focused effort to increase its ownership interest in the North Nena Lucia Unit. As of June 30, 1996, the Company expended approximately $245,000 increasing its net working and net revenue interests to approximately 24.27% and 21.37%, respectively. Subsequent to June 30, 1996, the Company expended an additional $730,000 further increasing its net working and net revenue interests to approximately 40.24% and 35.43%, respectively. The Company obtained short term bank financing of $730,000 during July 1996 to fund its continued investment in this oil and gas property.

RESULTS OF OPERATIONS

     COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 1996 AND 1995

     For the six months ended June 30, 1996, contract drilling revenues were approximately $22,882,000 as compared to $18,492,000 for the same period in 1995; an increase of 24%. Average rig utilization was 80% for the six months ended June 30, 1996 as compared to 77% for the same period in 1995. The utilization rate for 1996 was based on 26 rigs while 1995 was based on 23 rigs. Direct contract drilling costs for the six months ended June 30, 1996 were approximately $18,861,000 or 82% of the contract drilling revenues as compared to approximately $15,029,000 or 81% of the contract drilling revenues for the same period in 1995. The increase in contract drilling revenues and direct drilling costs was due primarily to the addition of three drilling rigs during the second and third quarters of 1995. General and administrative expense for the contract drilling segment was approximately $1,250,000 for the six months ended June 30, 1996 as compared to $850,000 for the same period in 1995. The increase in general and administrative expense was largely attributable to approximately $270,000 of professional and other related expenses incurred relative to the Company's merger with Tucker and approximately $70,000 of repairs and maintenance incurred by the Company relative to an airplane leased by the Company from an affiliate of the Chairman of the Board and Chief Executive Officer of the Company. Depreciation expense was approximately $2,355,000 for the six months ended June 30, 1996 as compared to $1,468,000 for the same period in 1995. The increase in depreciation expense was due primarily to the Company's significant purchases of new drill pipe through the second quarter ended June 30, 1996 and, to a lesser extent the addition of the three aforementioned drilling rigs in late fiscal year 1995. For the six months ended June 30, 1996, income from this segment was approximately $779,000 as compared to approximately $1,179,000 for the same period in 1995.

     Oil and gas revenue was approximately $2,889,000 for the six months ended June 30, 1996, as compared to approximately $1,967,000 for the six months ended June 30, 1995. The volume of crude oil and natural gas sold increased by 27% and 25%, respectively, for the six months ended June 30, 1996 as compared to the same period in 1995. The average price per barrel of crude oil was $19.53 in the first six months of 1996 as compared to $17.47 for the same period in 1995, and the average price per mcf of natural gas was $1.80 in the first six months of 1996 as compared to $1.47 for the first six months of fiscal year 1995. Lease operating and production costs were $4.13 per barrel of oil equivalent for the six months ended June 30, 1996 as compared to $3.76 per barrel of oil equivalent for the same period in 1995. Exploration costs increased by 77% to approximately $233,000 for the six months ended June 30, 1996 as a result of the addition of an exploration and production office in Midland, Texas during June of 1995. Depreciation, depletion and amortization was approximately $1,331,000 for the six months ended June 30, 1996 as compared to approximately $950,000 for the same six months ended in 1995. The increase is due primarily to increased production of crude oil and natural gas as discussed above. General and administrative expense for the oil and gas segment was approximately $698,000 for the first six months of 1996 as compared to $608,000 for the first six months of 1995. For the six months ended June 30, 1996 income from the oil and gas segment was approximately $511,000 as compared to $194,000 for the same period in 1995.

     For the six months ended June 30, 1996, interest expense was approximately $644,000 as compared to $460,000 for the same period in 1995. This increase is primarily attributable to an approximate 21% increase in the total outstanding principal balance of the Company's notes payable as compared to the same period of 1995. At June 30, 1996, the Company recognized a net gain on the sale of certain of its fixed assets of approximately $366,000 as compared to approximately $87,000 recognized a year earlier. This increase is primarily attributable to the sale of six drilling rig generator sets and approximately 12,000 feet of drill pipe.

     COMPARISON OF THE FISCAL QUARTERS ENDED JUNE 30, 1996 AND 1995

     For the fiscal quarter ended June 30, 1996, contract drilling revenues were approximately $12,349,000 as compared to $9,450,000 for the same fiscal quarter in 1995; an increase of 31%. Average rig utilization was 82% for the fiscal quarter ended June 30, 1996 as compared to 79% in the same fiscal quarter in 1995. Direct contract drilling costs for the fiscal quarter ended June 30, 1996 were approximately $10,115,000 or 82% of contract drilling revenues as compared to approximately $7,574,000 or 80% of contract drilling revenues for the same fiscal quarter in 1995. The increase in contract drilling revenues and direct contract drilling costs was due largely to the addition of three drilling rigs during the second and third quarters of 1995 and, to a lesser extent increased cost of fuel to operate the rigs. General and administrative expense for the contract drilling segment was approximately $803,000 for the fiscal quarter ended June 30, 1996 as compared to approximately $408,000 for the same fiscal quarter in 1995. This increase in general and administrative expense was largely attributable to increased professional and other related expenses incurred relative to the Company's merger with Tucker and approximately $70,000 of repairs and maintenance incurred relative to an airplane leased by the Company from an affiliate of the Chairman of the Board and Chief Executive Officer of the Company. Depreciation expense was approximately $1,224,000 for the fiscal quarter ended June 30, 1996 as compared to $775,000 for the same fiscal quarter in 1995. The increase in depreciation expense was due primarily to the significant purchases of new drill pipe during the three months ended June 30, 1996. For the fiscal quarter ended June 30, 1996, income from this segment was approximately $511,000 as compared to approximately $721,000 for the same fiscal quarter in 1995.

     Oil and gas revenue was approximately $1,565,000 for the fiscal quarter ended June 30, 1996, as compared to approximately $1,048,000 for the same fiscal quarter in 1995. The volume of crude oil and natural gas sold increased by 32% and 8%, respectively, in the fiscal quarter ended June 30, 1996 as compared to the same period in 1995. The average price per barrel of oil was $20.67 for the fiscal quarter ended June 30, 1996 as compared to $18.51 for the same period in 1995, and the average price per mcf of natural gas was $2.13 as compared to $1.56 for the second quarter ended 1995. Lease operating and production costs were $4.46 per barrel of oil equivalent in the fiscal quarter ended June 30, 1996, as compared to $3.87 per barrel of oil equivalent for the same period in 1995. Exploration costs increased by 86% to approximately $117,000 for the three months ended June 30, 1996 as compared to the same period ended June 30, 1995. The increase is due primarily to the addition of an exploration and production office in Midland, Texas during June of 1995. Depreciation, depletion and amortization was approximately $729,000 for the three months ended June 30, 1996 as compared to approximately $613,000 for the same three months ended in 1995. The increase is due primarily to increased crude oil and natural gas production as discussed above. General and administrative expense for the oil and gas segment was approximately $337,000 for the second quarter ended 1996 as compared to $326,000 for the same period in 1995. In the fiscal quarter ended June 30, 1996, income from the oil and gas segment was approximately $294,000 as compared to approximately $69,000 for the fiscal quarter ended June 30, 1995.

     For the fiscal quarter ended June 30, 1996, interest expense was approximately $315,000 as compared to $272,000 for the same period in 1995. The increase is due primarily to an increase in the outstanding principal balance of notes payable of approximately 8%. At June 30, 1996, the Company recognized a net gain on the sale of certain of its fixed assets of approximately $339,000 as compared to approximately $58,000 recognized a year earlier. This increase is primarily attributable to the sale of six drilling rig generator sets and approximately 12,000 feet of drill pipe.

INCOME TAXES

     Effective March 31, 1996, the Company revised its estimates relative to the realization of the future benefits of its deferred tax assets, particularly the net operating loss carryforwards. In light of the Company's recent historical earnings, stable rig utilization rates and increased crude oil prices, management has determined that it is more likely than not that the Company will realize the benefits provided by its net operating loss carryforwards and certain other deferred tax assets As such, the Company reduced its valuation allowance and recognized a net deferred income tax benefit of approximately $1,610,000 which was then offset by approximately $139,000 of net deferred income tax expense recognized during the second quarter ended June 30, 1996.

VOLATILITY OF OIL AND GAS PRICES

     The Company's revenue, profitability and future rate of growth are substantially dependent upon prevailing prices for oil and gas, both with respect to its contract drilling and its oil and gas segments. Historically, oil and gas prices and markets have been extremely volatile. Prices are affected by market supply and demand factors as well as actions of state and local agencies, the United States and foreign governments and international cartels. All of these are beyond the control of the Company. Any significant or extended decline in oil and/or gas prices could have a material adverse effect on the Company's financial condition and results of operations.

     The price of crude oil fell to a five year low in December 1993 ($13.50 per barrel in the United States) and has risen and fallen since then to $21.43 per barrel on August 7, 1996. The average price of natural gas per mcf received by the Company has increased from $1.37 in the first quarter of 1995 to $2.13 in the second quarter of 1996.

                          PART II - OTHER INFORMATION


ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     The Company held an annual meeting of stockholders on June 6, 1996. The following table sets forth certain information relating to each of the matters voted upon at the meeting.


                                                      Votes
                                 ---------------------------------------------------
                                                          Withheld/         Broker
Matters Voted Upon                  For     Against        Abstain         Non-Votes
- ------------------               ---------  -------       ---------        ---------
1.    Election of Directors:
      Cloyce A. Talbott          2,517,410     0            21,050             0
      A. Glenn Patterson         2,517,410     0            21,050             0
      Robert C. Gist             2,517,410     0            21,050             0
      Kenneth E. Davis           2,517,410     0            21,050             0
2. Ratification of the
appointment of Coopers &
Lybrand L.L.P. as independent
auditors for fiscal 1996         2,537,560    900                0             0

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

     (a) Exhibits.

     The following Exhibits are filed herewith or incorporated by reference herein:

     2.1 Agreement and Plan of Merger, dated April 22, 1996, among Patterson Energy, Inc., Patterson Drilling Company and Tucker Drilling Company, Inc. (1)

     2.2   Amendment to Agreement and Plan of Merger dated May 16, 1996. (2)

     3.    Restated Certificate of Incorporation of Patterson Energy, Inc.

    11.    Statement re computation of per share earnings.

    27.    Financial Data Schedule.

     (b) Reports on Form 8-K.

     The following reports on Form 8-K were filed during the fiscal quarter ended June 30, 1996:

     (1) Report dated April 22, 1996 regarding the execution of the definitive Agreement and Plan of Merge among and between the Company and Tucker Drilling Company, Inc.;

     (2) Report dated April 30, 1996 relating to the execution of Endorsement No. 1 and Amendment No. 1 to a Promissory Note and related Loan Agreement existing among and between the Company and The CIT Group/Equipment Financing, Inc.; and,

     (3) Report dated May 16, 1996 describing the execution and certain provisions contained therein of the Amendment to Agreement and Plan of Merger.






- ------------------------------------------
(1) Incorporated herein by reference to Item 5. "Other Events" to Form 8-K dated April 22, 1996, filed on April 30, 1996.

(2) Incorporated herein by reference to Item 5. "Other Events" to Form 8-K dated May 16, 1996, filed on May 22, 1996.

                                   SIGNATURE


     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    PATTERSON ENERGY, INC.



                                    By:  /s/ Cloyce A. Talbott
                                       -----------------------------
                                       Cloyce A. Talbott
                                       Chairman of the Board and
                                       Chief Executive Officer


                                    By:  /s/ James C. Brown
                                       -----------------------------
                                       James C. Brown
                                       Vice President-Finance

DATED: August 12, 1996

                                 EXHIBIT INDEX



Exhibit No.  Exhibit Description                                               Page
- -----------  -------------------                                               -----


   2.1       Agreement and Plan of Merger, drafted April 22, 1996, among
             Patterson Energy, Inc., Patterson Drilling Company and Tucker
             Drilling Company, Inc. (1)

   2.2       Amendment to Agreement and Plan of Merger dated May 16, 1996. (2)

   3.        Restated Certificate of Incorporation of Patterson Energy, Inc.    18


  11.        Statement re computation of per share earnings.                    23

  27.        Financial Data Schedule                                            24















- --------------------------------------------------------

(1) Incorporated herein by reference to Item 5. "Other Events" to Form 8-K dated April 22, 1996, filed on April 30, 1996.


(2) Incorporated herein by reference to Item 5. "Other Events" to Form 8-K dated May 16, 1996, filed on May 22, 1996.