Form 10-Q
period 1996-09-30
PATTERSON ENERGY INC
filed 1996-11-14
CIK 889900

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

            [x]    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1996

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

                                   No change
   (Former name, former address and former fiscal year, if changed from last report.)

Indicate by check mark whether the Registrant (1) filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes  [x]     No  [ ]

As of November 1, 1996 the issuer had 4,810,689 shares of Common Stock, par value $0.01 per share, outstanding.

                             PATTERSON ENERGY, INC.


                                     INDEX


Part I - Financial Information                                                     Page
------------------------------                                                     ----
         Item 1.     Financial Statements

                          Unaudited consolidated balance sheets                       3

                          Unaudited consolidated statements of operations             5

                          Unaudited consolidated statements of
                          stockholders' equity                                        6

                          Unaudited consolidated statements of cash flows             7

                          Notes to unaudited consolidated financial
                          statements                                                  9

         Item 2.          Management's Discussion and Analysis of Financial
                          Condition and Results of Operations                        13

Part II - Other Information
---------------------------

         Item 1.          Legal Proceedings                                          17

         Item 4.          Submission of matters to a Vote of Security Holders        17

         Item 6.          Exhibits and Reports on Form 8-K                           17

Signatures                                                                           19

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

         THE FOLLOWING UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS INCLUDE ALL ADJUSTMENTS WHICH, IN THE OPINION OF MANAGEMENT, ARE NECESSARY IN ORDER TO MAKE SUCH FINANCIAL STATEMENTS NOT MISLEADING.

                    PATTERSON ENERGY, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)

                                     ASSETS

                                                                          December 31,          September 30,
                                                                              1995                  1996
                                                                          ------------          -------------
    Current assets:
      Cash and cash equivalents.....................................      $ 9,344,494           $ 9,450,477
      Marketable securities.........................................          524,323               524,323
      Accounts receivable:
        Trade:
          Billed....................................................       10,570,891            10,809,438
          Unbilled..................................................        2,048,782             2,170,650
        Oil and gas sales...........................................          712,497               820,202
      Costs of uncompleted contracts in excess of related billings..               --               330,557
      Equipment inventory...........................................          413,677               490,342
      Deferred income taxes.........................................        1,058,947               614,567
      Undeveloped oil and gas properties held for resale............        2,122,112             2,549,906
      Other current assets..........................................          351,579               416,379
                                                                          -----------           -----------
        Total current assets........................................       27,147,302            28,176,841
                                                                          -----------           -----------
    Property and equipment, at cost, net............................       34,385,345            36,660,298
    Deferred income taxes...........................................          347,892             2,531,395
    Deposits on workers' compensation insurance policy..............          343,760               343,760
    Other assets....................................................          766,546               785,290
                                                                          -----------           -----------
        Total assets................................................      $62,990,845           $68,497,584
                                                                          ===========           ===========


        The accompanying notes are an integral part of these unaudited consolidated financial statements.
                                 (continued)

                    PATTERSON ENERGY, INC. AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS - CONTINUED
                                  (Unaudited)

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                    December 31,            September 30,
                                                                        1995                    1996
                                                                    ------------            -------------
Current liabilities:
  Current maturities of notes payable..........................     $   909,634              $ 4,039,952
  Accounts payable:
    Trade......................................................       7,115,697                8,174,718
    Revenue distribution.......................................       1,686,626                2,226,419
    Other......................................................         297,184                   16,582
  Accrued expenses.............................................       2,042,254                2,465,439
                                                                    -----------              -----------
      Total current liabilities................................      12,051,395               16,923,110
                                                                    -----------              -----------

Deferred liabilities...........................................         376,746                  722,786
Notes payable, less current maturities.........................      12,906,473               11,614,622
                                                                    -----------              -----------
                                                                     13,283,219               12,337,408
                                                                    -----------              -----------

Commitments and contingencies..................................              --                       --

Stockholders' equity:
    Preferred stock - par value $.01; authorized
        1,000,000 shares, no shares issued.....................              --                       --

    Common stock - par value $.01; authorized
        5,000,000 shares, issued 4,747,083
        shares at December 31, 1995 and
        4,810,689 shares at September 30, 1996.................          47,471                   48,107
    Additional paid-in capital.................................      19,047,037               19,255,879
    Retained earnings..........................................      18,561,723               19,933,080
                                                                    -----------              -----------
         Total stockholders' equity............................      37,656,231               39,237,066
                                                                    -----------              -----------
              Total liabilities and stockholders' equity.......     $62,990,845              $68,497,584
                                                                    ===========              ===========


        The accompanying notes are an integral part of these unaudited consolidated financial statements.

                    PATTERSON ENERGY, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                     Three Months Ended                    Nine Months Ended
                                                        September 30,                        September 30,
                                              --------------------------------      ---------------------------------
                                                   1995               1996               1995                1996
                                              -------------      -------------      --------------      -------------
Operating revenues:
  Drilling..................................  $  15,258,974      $  17,516,689       $  42,655,844      $  47,724,707
  Oil and gas sales.........................      1,279,911          2,296,285           3,831,366          5,939,900
  Well operation fees.......................        354,065            339,537             940,135          1,110,813
  Other.....................................         11,564            110,465             133,919            280,234
                                              -------------      -------------      --------------      -------------
                                                 16,904,514         20,262,976          47,561,264         55,055,654
                                              -------------      -------------      --------------      -------------
Operating costs and expenses:
  Direct drilling costs.....................     12,363,202         14,076,755          34,431,381         38,817,618
  Writedown due to impairment of long-
      lived assets..........................             --                 --                  --            159,403
  Exploration costs.........................         95,919            110,865             227,258            343,581
  Dry holes and abandonments................        170,243            257,670             373,270            611,732
  Lease operating and production............        335,309            472,190           1,070,674          1,468,390
  Depreciation, depletion and amortization..      1,789,213          2,966,143           5,285,551          7,753,384
  General and administrative expense........      1,294,973          1,298,291           3,607,326          3,943,887
                                              -------------      -------------      --------------      -------------
                                                 16,048,859         19,181,914          44,995,460         53,097,995
                                              -------------      -------------      --------------      -------------
Operating income............................        855,655          1,081,062           2,565,804          1,957,659
                                              -------------      -------------      --------------      -------------
Other income (expense):
  Net gain on sale of assets................        216,202            133,322             335,961            532,684
  Interest income...........................        142,079            128,309             422,475            376,734
  Interest expense..........................       (301,483)          (340,225)           (761,638)          (985,373)
  Non-recurring acquisition costs...........             --         (1,763,331)                 --         (2,268,331)
  Other.....................................          9,705             22,899              (6,110)            97,185
                                              -------------      -------------      --------------      -------------
                                                     66,503         (1,819,026)             (9,312)        (2,247,101)
                                              -------------      -------------      --------------      -------------
Income (loss) before income taxes...........        922,158           (737,964)          2,556,492           (289,442)
                                              -------------      -------------      --------------      -------------
Income tax expense (benefit):
  Current...................................        143,501             19,640             264,275            112,030
  Deferred..................................       (113,809)          (145,754)           (208,052)        (2,531,395)
                                              -------------      -------------      --------------      -------------
     Income tax expense (benefit)...........         29,692           (126,114)             56,223         (2,419,365)
                                              -------------      -------------      --------------      -------------
Net income (loss)...........................  $     892,466      $    (611,850)     $    2,500,269      $   2,129,923
                                              =============      =============      ==============      =============

Net income (loss) per common share:
     Primary................................  $         .20      $        (.12)     $          .59      $         .43
                                              =============      =============      ==============      =============
     Assuming full dilution.................  $         .20      $        (.12)     $          .55      $         .43
                                              =============      =============      ==============      =============
Weighted average number of
     common shares outstanding:
     Primary................................      4,500,292          5,016,739           4,261,488          4,949,593
                                              =============      =============      ==============      =============
     Assuming full dilution.................      4,532,678          5,016,739           4,532,678          4,979,510
                                              =============      =============      ==============      =============



        The accompanying notes are an integral part of these unaudited consolidated financial statements.

                    PATTERSON ENERGY, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                  (Unaudited)


                                           Common Stock
                                    --------------------------        Additional
                                     Number                            paid-in             Retained
                                    of shares         Amount           capital             earnings               Total
                                    --------------------------      --------------      --------------        --------------
Balance, December 31, 1995.....     4,747,083       $   47,471      $   19,047,037      $   18,561,723        $   37,656,231


Exercise of  stock options.....        25,382              254             209,224                  --               209,478

Conversion of 75,316
    underwriters' redeemable
    warrants...................        38,224              382                (382)                 --                    --
Net income.....................            --               --                  --           2,129,923             2,129,923
Change in Tucker Drilling
    Company, Inc. fiscal year..            --               --                  --            (758,566)             (758,566)
                                    ---------       ----------      --------------      --------------        --------------
Balance, September 30, 1996....     4,810,689       $   48,107      $   19,255,879      $   19,933,080        $   39,237,066
                                    =========       ==========      ==============      ==============        ==============


        The accompanying notes are an integral part of these unaudited consolidated financial statements.

                    PATTERSON ENERGY, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                           Nine Months Ended
                                                                             September 30,
                                                                   ---------------------------------
                                                                       1995                 1996
                                                                   ------------        -------------
Cash flows from operating activities:
    Net income.................................................     $ 2,500,269         $ 2,129,923
    Adjustments to reconcile net income to net cash from
       operating activities:
       Loss on abandonments....................................          35,304             118,550
       Depreciation, depletion and amortization................       5,285,551           7,753,384
       Writedown due to impairment of long-lived assets........              --             159,403
       Net gain on sale of assets..............................        (335,961)           (532,684)
       Deferred income tax benefit.............................        (208,052)         (2,531,395)
       Change in current assets and liabilities:
           Decrease in trade accounts receivable...............       2,242,334             568,614
           Increase in oil and gas sales receivable............        (129,415)           (333,175)
          (Increase) decrease in costs in excess...............         313,110            (330,557)
           Increase in oil and gas properties held for resale..        (617,586)           (427,794)
          (Increase) decrease in other current assets..........          26,051            (448,655)
           Increase (decrease) in trade accounts payable.......        (916,631)            778,871
           Increase in revenue distribution payable............         200,138             622,610
           Increase in deferred compensation payable...........          40,500             357,636
           Increase (decrease) in other current payables.......         324,451            (194,985)
       Net change in deposit on workers' compensation
              insurance policy.................................         150,000                  --
                                                                    -----------         -----------
       Net cash provided by operating activities...............       8,910,063           7,689,746
                                                                    -----------         -----------

Cash flows from investing activities:
    Purchases of property and equipment........................     (15,236,661)        (10,553,569)
    Sale of property and equipment.............................         412,471           1,136,515
    Net maturities of investment securities....................          99,574           1,946,562
    Changes in other assets....................................         (78,764)            (56,713)
                                                                    -----------         -----------
         Net cash used in investing activities.................     (14,803,380)         (7,527,205)
                                                                    -----------         -----------
Cash flows from financing activities:
    Proceeds from notes payable................................       8,000,000           3,170,000
    Payments on notes payable..................................      (1,922,779)         (1,331,533)
    Issuance of common stock and redeemable warrants...........       3,009,911                  --
    Proceeds from exercise of stock options....................         116,500             240,102
                                                                    -----------         -----------
         Net cash provided by financing activities.............       9,203,632           2,078,569
                                                                    -----------         -----------

         Net increase in cash and cash equivalents.............       3,310,315           2,241,110
Cash and cash equivalents at beginning of period...............       6,845,059           7,209,367 (1)
                                                                    -----------         -----------
Cash and cash equivalents at end of period.....................     $10,155,374         $ 9,450,477
                                                                    ===========         ===========
Supplemental disclosure of cash flow information:
    Cash paid during the period for:
      Interest.................................................     $   695,285         $   984,059
      Income taxes.............................................         222,487             155,144
----------
(1)    Amount does not agree to cash and cash equivalents as presented as a result of conforming reporting periods.



        The accompanying notes are an integral part of these unaudited consolidated financial statements.

                                 (continued)

                    PATTERSON ENERGY, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
                                  (Unaudited)


    Non cash investing and financing activities:

         During the nine months ended September 30, 1995, the Company acquired three drilling rigs and related equipment from a non-affiliated person. The purchase price for the rigs consisted of $367,500 cash, 97,500 shares of the Company's common stock, valued for purposes of the transaction at $682,500, and warrants to purchase an additional 75,000 shares at an exercise price of $9.00 per share, valued at $39,750 for this transaction.

         During July 1996, 75,316 redeemable warrants relative to the Underwriters' Warrant Agreement dated November 2, 1993, as amended on November 15, 1994 and June 18, 1996, were converted in which 38,224 shares of Patterson Energy, Inc. common stock were issued and 37,092 shares of such common stock were forfeited to Patterson in lieu of a cash payment.



        The accompanying notes are an integral part of these unaudited consolidated financial statements.

                    PATTERSON ENERGY, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. The consolidated financial statements include the accounts of Patterson Energy, Inc. ("Patterson") and its wholly-owned subsidiaries, Patterson Drilling Company, Patterson Petroleum, Inc., Patterson Petroleum Trading Company, Inc. and Patterson Drilling Programs, Inc. (collectively referred to hereafter as the "Company"). All significant intercompany accounts and transactions have been eliminated.

         On April 19, 1996, Patterson filed a Certificate of Incorporation with the Secretary of State of the State of Delaware organizing Patterson Drilling Company ("Patterson Drilling") as a wholly-owned subsidiary of Patterson. Patterson Drilling was formed solely for the purpose of acquiring Tucker Drilling Company, Inc. ("Tucker") through a merger of Patterson Drilling with and into Tucker (the "Merger"). The Merger, consummated on July 30, 1996, was treated as a reorganization within the meaning of Section 368 (a) of the Internal Revenue Code of 1986, as amended, and was accounted for as a pooling of interests for financial accounting purposes. Accordingly, historical financial information has been restated to provide for the retroactive effect of the Merger. On October 2, 1996, the restated supplemental consolidated financial statements as of December 31, 1994 and 1995 and for each of the three years ended December 31, 1995, were filed with the Securities and Exchange Commission on Form 8-KA, Amendment No. 2. These supplemental consolidated financial statements become the historical consolidated financial statements of Patterson.

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

         The results of operations for the nine months ended September 30, 1996 are not necessarily indicative of the results to be expected for the full year.

         Certain reclassifications have been made to the 1995 consolidated financial statements in order for them to conform with the 1996 presentation.

2. On April 22, 1996, as amended on May 16, 1996, Patterson and Tucker executed the Agreement and Plan of Merger among and between Patterson Energy, Inc., Patterson Drilling Company and Tucker Drilling Company, Inc. (the "Merger Agreement") whereby Tucker would merge with and into Patterson Drilling.
Tucker survived the merger as a wholly-owned subsidiary of Patterson assuming the name of Patterson Drilling Company. On July 30, 1996, the Merger was consummated by a required approval of stockholders of both Patterson and Tucker.

         Pursuant to the terms of the Merger Agreement, each share of Tucker common stock outstanding on July 30, 1996 was converted into a 0.74 of a share of Patterson common stock ("Exchange Ratio"), and all options to purchase shares of Tucker common stock outstanding on that date became options to purchase Patterson common stock upon the terms of the governing stock option plans and as adjusted by the Exchange Ratio. A total of 1,577,514 shares of Patterson common stock was issued pursuant to the Merger and an additional 74,592 shares of Patterson common stock was reserved for issuance under the outstanding Tucker stock options, (which, upon consummation of the Merger, became options to purchase Patterson common stock).

         On July 30, 1996, prior to consummation of the Merger on that date, the stockholders of Patterson at a special meeting thereof, approved an amendment to Patterson's Certificate of Incorporation providing for an increase in the


                                 (continued)

                    PATTERSON ENERGY, INC. AND SUBSIDIARIES
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

number of authorized shares of Patterson common stock from 5,000,000 shares to 9,000,000 shares and the issuance of such shares of Patterson common stock in connection with the Merger.

3. Effective March 31, 1996, Patterson revised its estimates relative to the realization of the future benefits of its net operating loss carryforwards and, accordingly, fully reduced the related valuation allowance. Patterson continues to maintain a valuation allowance of approximately $470,000 as it does not appear likely that the Company will realize the benefit of certain other deferred tax assets prior to their respective expirations. Patterson has recognized net deferred income tax benefit of approximately $2,531,000 for the nine months ended September 30, 1996.

4. Patterson adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets to be Disposed of" during the fiscal quarter ended March 31, 1996. The Statement establishes accounting standards for determining the impairment of the Company's long-lived assets. Implementation of the Statement did not result in any adjustments to the carrying values of Patterson's assets through the period ended September 30, 1996.

5. Patterson adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation" during the fiscal quarter ended March 31, 1996, The Statement defines a fair value based method of accounting (i.e., using an option pricing model such as Black-Scholes) for employee stock options or similar equity instrument plans, but also allows an entity to measure compensation costs for those plans using the intrinsic value (the amount by which the market price of the underlying stock exceeds the underlying price of the option) based method of accounting as prescribed by Accounting Principles Board Opinion No. 25. Patterson has elected to continue using the intrinsic value based method as allowed by the Statement.

         On June 6, 1996, pursuant to the terms of Patterson's Non-Employee Directors' Stock Option Plan, options to purchase a total of 2,000 shares were granted. An additional 5,000 options were granted pursuant to the terms of the aforementioned plan in conjunction with the appointment of a new member to Patterson's board of directors. Patterson did not incur any compensation related expenses as a result of these transactions as the options were granted with an exercised price equivalent to the fair market value of the underlying stock on the date granted. For the nine months ended September 30, 1995, stock options to purchase 180,000 shares of Patterson common stock were granted in which no compensation expense was incurred. Furthermore, significant compensation expense would not have been incurred had a fair value based method of accounting (i.e., Black-Sholes) been applied to the above described activity.

6. On July 12, 1996, pursuant to the terms of the Underwriter's Warrant Agreement dated November 2, 1993, as amended on November 15, 1994 and June 18, 1996, Patterson authorized the issuance of 38,224 shares of Patterson's common stock upon conversion of 75,316 warrants. In lieu of a cash payment to Patterson, the warrant holders chose to forfeit 37,092 shares of common stock to Patterson, in order to receive 38,224 shares of Patterson's common stock (i.e., the cashless method). The number of shares forfeited and received was determined using the stated exercise price of the warrants of $8.68, the fair market value of Patterson's common stock on the date exercised of $17.63 and the difference thereof. Effective October 11, 1996, the aforementioned shares as well as 125,000 other shares issuable upon exercise of options previously granted, were registered with the Securities Exchange Commission on a Form S-3 Registration Statement.

7. On September 27, 1996, Patterson Drilling entered into a loan agreement (the "Loan Agreement") with The CIT Group/Equipment Financing, Inc. ("CIT") providing for a credit facility (the "Loan") of the lesser of 68% of the collateral value or $22,000,000. The Loan is recourse and collateralized by the 40 drilling rigs, currently owned by Patterson Drilling, related drilling equipment and any drilling rigs and/or drilling equipment acquired with the proceeds



                                 (continued)

                    PATTERSON ENERGY, INC. AND SUBSIDIARIES
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

of the Loan. The Loan is unconditionally guaranteed by Patterson Energy, Inc. under the terms of a Guaranty dated September 27, 1996.

         The Loan is a short-term loan until August 31, 1997 (the "Short-Term Loan Period"), at which time (the "Long-Term Loan Conversion Date") the Loan will be converted to a 60-month term loan. No advances under the Loan may be made after the Long-Term Loan Conversion Date. During the Short-Term Loan Period, Patterson Drilling must repay all amounts outstanding under the Loan Agreement monthly in arrears in installments of $50,000 plus accrued interest through January 31, 1997, and installments of $100,000 plus accrued interest thereafter until the Long-Term Loan Conversion Date; and then, commencing on that date, Patterson Drilling must pay principal and interest in monthly installments in the amount necessary to amortize 75% of the balance of the Loan outstanding on the Long-Term Conversion Date, with the final installment payable on August 31, 2002 (the "Maturity Date"), to include a balloon amount sufficient to discharge all accrued and unpaid interest, unpaid principal and unpaid premiums, outstanding under the Loan Agreement and related secured promissory note (the "Note"). Interest on the outstanding principal balance of the Note is payable monthly in arrears at a rate of interest, computed on the basis of a 365-day year and actual days elapsed, equal to the LIBOR Rate plus 2.75% or, if the LIBOR Rate becomes impracticable, the interest rate will be the prime rate, from time to time, of The Chase Manhattan Bank, New York, New York, plus one percent.

         The Loan Agreement required the payment of a $20,000 commitment fee and requires payment of a revolving loan fee of 0.25% per year on the unused portion of the Loan during the Short-Term Loan Period. The Loan Agreement contains a number of representations, warranties and covenants of Patterson Drilling and Patterson, the breach of which, at the election of CIT would accelerate the Maturity Date of the Loan. The covenants of Patterson include
(i) maintenance on a quarterly basis of a consolidated cash flow coverage ratio of at least 2:1.0 (sum of the Registrant's net income on a consolidated basis, plus depreciation, depletion and amortization, less dividends paid and extraordinary items of income in the prior four quarters, divided by the sum of the current portion of long-term debt and capitalized lease obligations coming due in the following four quarters); (ii) maintenance on a consolidated basis of tangible net worth of at least $36,000,000; and (iii) maintenance on a consolidated basis of a ratio of total liabilities to tangible net worth of not greater than 1.25:1.0. In addition, without the prior written consent of CIT, Patterson cannot, among other matters, conduct any business not being conducted by it on September 27, 1996, or liquidate, dissolve or merge into any other entity or materially change its management.

         During October 1996, certain of the proceeds were used to repay the indebtedness of Patterson Energy to: (a) CIT under the Loan Agreement dated March 14, 1995, a total of $7,730,000, and (b) U.S. Bancorp Leasing and Financial under the loan agreement dated July 14, 1994, a total of $3,844,000.

8. On October 24, 1996, Patterson acquired 100% of the stock of a privately-owned, non-affiliated contract drilling company for a net purchase price of $13 million. The acquisition included, among other things, six oil and gas contract drilling rigs, related drilling equipment, three trucks, one yard and shop facility and net working capital of $4.3 million. The acquisition was funded with the remaining credit facility provided by the CIT Loan discussed in Note 7 above and existing cash of the Company.

9. In April 1993, a wrongful death and survivorship suit was filed against the Company and the operator of a well in the 59th Judicial District Court of Grayson County, Texas (Case No. 93-0721). The suit arose out of a drilling rig accident in Gonzales County, Texas on February 7, 1993. An employee of the Company died in the accident. The survivorship action was brought against the operator by the decedent's estate, and the wrongful death action was brought against the Company and the operator by family members. In addition, another employee of the Company was injured in the accident and has joined the suit against the operator as plaintiff. The Company was engaged in drilling a


                                 (continued)

                    PATTERSON ENERGY, INC. AND SUBSIDIARIES
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


horizontal well under a contract with the operator of the well when the accident occurred. The suit asserts, among other things, a claim for gross negligence against the Company and a claim for negligence and gross negligence against the operator. Additionally, the operator filed a claim against the Company under the Company's drilling contract with the operator for indemnification. During October 1996, all claims against the Company have been settled within the limits of existing liability coverage and the Company has been fully released from further related liability.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

         As of September 30, 1996, the Company had working capital of approximately $11,254,000 including cash and cash equivalents of approximately $9,450,000. For the nine months ended September 30, 1996, the Company generated net cash from operations of approximately $7,690,000, borrowed additional funds in the amount of $3,170,000 and received approximately $1,121,000 from the sale of various fixed assets. These funds were used primarily to fund the Company's capital expenditure program including the acquisition of drilling and related equipment of approximately $5,976,000, and leasehold acquisition, exploration and development of approximately $4,262,000. The funds were further utilized to reduce certain notes payable by approximately $1,332,000 and to increase cash by approximately $2,241,000. In addition a further strain on the Company's cash, which is not apparent in the statement of cash flows, is approximately $2,268,000 of non-recurring acquisition costs incurred by the Company during the nine months ended September 30, 1996 relative the Company's acquisition of Tucker Drilling Company, Inc.

         The Company had a $10,000,000 line of credit with The CIT Group/Equipment Financing, Inc. ("CIT") and a $4,000,000 line of credit with Norwest Bank Texas, Wichita Falls, N.A. ("Norwest"). As of September 30, 1996, the Company had drawn down $7,700,000 and approximately $3,600,000 on the lines of credit with CIT and Norwest, respectively. During September 1996, the Company entered into a financing agreement with CIT providing a credit facility of $22 million. During October 1996, approximately $11,574,000 of such facility was used to repay existing indebtedness to CIT and U.S. Bancorp Leasing and Financial. The remaining unfunded portion of the above described credit facility was drawn by the Company during October 1996 to substantially finance the Company's acquisition of a non-affiliated contract drilling company. As of October 31, 1996, approximately $21,949,000 was outstanding related to this agreement with CIT.

         The Company's management believes that it will continue to use cash flow from operations and borrowings (if available) which, together with the current working capital, should be sufficient to fund operations and service the Company's debt for at least the next 12 months. The Company's ability to generate sufficient cash flow for operations including repayment of debt would be adversely affected by a decline in natural gas and crude oil prices or by unsuccessful results in the Company's contract drilling or exploration, development and production activities. See "Volatility of Oil and Gas Prices" below in this item.

         The Company believes it must continually upgrade and maintain its contract drilling fleet. As such, the Company has expended approximately $5,976,000 in capital expenditures for fiscal year 1996 for its contract drilling segment. For the nine months ended September 30, 1996, a significant portion of the aforementioned capital expenditures included purchases of approximately 129,000 feet (or approximately $3,363,000, of which approximately $1,286,000 was expended during the three months ended September 30, 1996) of new drill pipe. Management contends that although the net operating income generated by this segment will be significantly burdened by increased depreciation expense associated with such capital expenditures, the Company must continually upgrade and maintain its contract drilling fleet during this period of significant growth and acquisition. During October 1996, the Company acquired 100% of the stock of a private-owned, non-affiliated contract drilling company for a net purchase price of $13 million. The acquisition included six fully equipped, land-based drilling rigs, related drilling equipment, three trucks, a yard and shop facility and $4.5 million of working capital. The acquisition increased the number of fully equipped, land-based drilling rigs owned by the Company to 46.

         As of September 30, 1996 the Company had expended approximately $4,262,000 for leasehold acquisitions, exploration and development of oil and gas properties. A significant portion of the Company's current capital expenditures in its oil and gas segment involve a focused effort to increase its ownership interest in the North Nena Lucia Unit. During the period ended September 30, 1996, the Company expended approximately $1,000,000 further increasing its net working and net revenue interests in this unit to approximately 40.24% and 35.43%, respectively. The Company obtained short-term bank financing of $730,000 during July, 1996 to fund its continued investment in this oil and gas property.

RESULTS OF OPERATIONS

THE FOLLOWING RESULTS OF OPERATIONS IS BASED ON HISTORICAL CONSOLIDATED FINANCIAL INFORMATION THAT HAS BEEN RESTATED TO REFLECT THE MERGER OF THE COMPANY AND TUCKER DRILLING COMPANY, INC. ON JULY 30, 1996 UNDER THE POOLING OF INTERESTS METHOD OF ACCOUNTING.

      COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

         For the nine months ended September 30, 1996, contract drilling revenues were approximately $47,725,000 as compared to $42,656,000 for the same period in 1995; an increase of 12%. Average rig utilization was 70% for the nine months ended September 30, 1996 and 1995. Direct contract drilling costs for the nine months ended September 30, 1996 and 1995 were approximately $38,818,000 and $34,431,000, respectively, representing approximately 81% of contract drilling revenues. The increase in contract drilling revenues and direct drilling costs was due primarily to the increased number of drilling rigs included in the Company's operating drilling fleet. The Company placed one rig into operation during May 1995 and two additional rigs during the latter part of the third quarter of 1995. These rigs were operational during the nine months ended September 30, 1996. An additional rig was added during May 1996 increasing the total number of available rigs to 39. The Company is currently assembling its 40th rig which is expected to be placed into operation during November 1996. In addition, the Company entered into a lease operating agreement with a non-affiliate company during the quarter ended September 30, 1996 in which the Company will market and operate two contract drilling rigs for an established day rate. The Company will be fully reimbursed for all related expenses except labor. These rigs were not placed into operation until after September 30, 1996. General and administrative expense for the contract drilling segment was approximately $2,831,000 for the nine months ended September 30, 1996 as compared to approximately $2,659,000 for the same period in 1995. The increase in general and administrative expense was largely attributable to approximately $70,000 of expense incurred relative to the repairs and maintenance of an airplane leased from an affiliate of the Chairman of the Board and Chief Executive Officer of the Company. Additional increased general and administrative expense was incurred by the Company during the nine months ended September 30, 1996 relative to the increased professional and other related expenses associated with the Company's recent growth.
Depreciation expense was approximately $4,939,000 for the nine months ended September 30, 1996 as compared to $3,721,000 for the same period in 1995. The increase in depreciation expense was due primarily to the Company's significant purchases of new drill pipe during the fourth quarter of 1995 and the nine months ended September 30, 1996. For the nine months ended September 30, 1996, income from this segment was approximately $1,702,000 as compared to approximately $2,101,000 for the same period in 1995.

         Oil and gas revenue was approximately $5,940,000 for the nine months ended September 30, 1996, as compared to approximately $3,831,000 for the nine months ended September 30, 1995. The volume of crude oil and natural gas sold increased by 24% for the nine months ended September 30, 1996 as compared to the same period in 1995. The Company sold approximately 173,000 and 139,000 barrels of crude oil and approximately 1,244,000 and 1,003,000 million cubic feet of natural gas for the nine months ended September 30, 1996 and 1995 respectively. The average price per barrel of crude oil was $20.03 for the nine months ended September 30 1996 as compared to $17.40 for the same period in 1995, and the average price per mcf of natural gas was $1.96 for the nine months ended September 30, 1996 as compared to $1.41 for the same period in 1995. Lease operating and production costs were $3.86 per barrel of oil equivalent for the nine months ended September 30, 1996 as compared to $3.50 per barrel of oil equivalent for the same period in 1995. Exploration costs increased by 51% to approximately $344,000 for the nine months ended September 30, 1996 as a result of the staffing and associated costs of an exploration and production office in Midland, Texas during June of 1995. Depreciation, depletion and amortization was approximately $2,814,000 for the nine months ended September 30, 1996 as compared to approximately $1,565,000 for the same nine months ended in 1995. The increase is due primarily to increased production of crude oil and natural gas as discussed above. General and administrative expense for the oil and gas segment was approximately $1,113,000 for the first nine months of 1996 as compared to $948,000 for the first nine months of 1995. For the nine months ended September 30, 1996 income from the oil and gas segment was approximately $885,000 as compared to $795,000 for the same period in 1995.


         For the nine months ended September 30, 1996, interest expense was approximately $985,000 as compared to $762,000 for the same period in 1995. This increase is primarily attributable to an approximate 48% increase in the average outstanding principal balance of the Company's notes payable as compared to the same period of 1995. At September 30, 1996, the Company recognized a net gain on the sale of certain of its fixed assets of approximately $533,000 as compared to approximately $336,000 recognized a year earlier. This increase is primarily attributable to the sale of six drilling rig generator sets and approximately 25,000 feet of used drill pipe. During the nine months ended September 30, 1996, the Company incurred approximately $2,268,000 of non-recurring acquisition costs associated with its merger with Tucker.

COMPARISON OF THE FISCAL QUARTERS ENDED SEPTEMBER 30, 1996 AND 1995

         For the fiscal quarter ended September 30, 1996, contract drilling revenues were approximately $17,517,000 as compared to $15,259,000 for the same fiscal quarter in 1995; an increase of 15%. Average rig utilization was 73% for the fiscal quarter ended September 30, 1996 as compared to 72% for the same fiscal quarter in 1995. Direct contract drilling costs for the fiscal quarter ended September 30, 1996 were approximately $14,077,000 or 80% of contract drilling revenues as compared to approximately $12,363,000 or 81% of contract drilling revenues for the same fiscal quarter in 1995. The increase in contract drilling revenues and direct contract drilling costs was largely attributable to two additional drilling rigs added to the Company's drilling fleet during the latter part of the third fiscal quarter of 1995 which were operational during the entire third quarter of 1996. In addition, the Company entered into a lease operating agreement with a non-affiliate company during the quarter ended September 30, 1996 in which the Company will market and operate two contract drilling rigs for an established day rate. The Company will be fully reimbursed for all related expenses except labor. These rigs were not placed into operation until after September 30, 1996. General and administrative expense for the contract drilling segment was approximately $884,000 for the fiscal quarter ended September 30, 1996 as compared to approximately $952,000 for the same fiscal quarter in 1995. Depreciation expense was approximately $1,803,000 for the fiscal quarter ended September 30, 1996 as compared to $1,392,000 for the same fiscal quarter in 1995. The increase in depreciation expense was due primarily to the significant purchases of new drill pipe during the three months ended September 30, 1996. For the fiscal quarter ended September 30, 1996, income from this segment was approximately $845,000 as compared to approximately $748,000 for the same fiscal quarter in 1995.

         Oil and gas revenue was approximately $2,296,000 for the fiscal quarter ended September 30, 1996, as compared to approximately $1,280,000 for the same fiscal quarter in 1995. The volume of crude oil and natural gas sold increased by 23% and 35%, respectively, in the fiscal quarter ended September 30, 1996 as compared to the same period in 1995. The Company sold approximately 59,000 and 48,000 barrels of crude oil and approximately 440,000 and 326,000 million cubic feet of natural gas for the three months ended September 30, 1996 and 1995, respectively. The average price per barrel of oil was $22.23 for the fiscal quarter ended September 30, 1996 as compared to $17.61 for the same period in 1995, and the average price per mcf of natural gas was $2.26 as compared to $1.36 for the third quarter ended 1995. Lease operating and production costs were $3.58 per barrel of oil equivalent in the fiscal quarter ended September 30, 1996, as compared to $3.29 per barrel of oil equivalent for the same period in 1995. Exploration costs increased by 16% to approximately $111,000 for the three months ended September 30, 1996 as compared to the same period in 1995. Depreciation, depletion and amortization was approximately $1,163,000 for the three months ended September 30, 1996 as compared to approximately $397,000 for the same three months ended in 1995.
The increase was due primarily to increased crude oil and natural gas production as discussed above. General and administrative expense for the oil and gas segment was approximately $414,000 for the third quarter ended 1996 as compared to $343,000 for the same period in 1995. In the fiscal quarter ended September 30, 1996, income from the oil and gas segment was approximately $392,000 as compared to approximately $334,000 for the fiscal quarter ended September 30, 1995.

         For the fiscal quarter ended September 30, 1996, interest expense was approximately $340,000 as compared to $301,000 for the same period in 1995.
The increase was due primarily to an approximate 2% increase in the Company's outstanding principal balance of notes payable when compared to the same relative fiscal period of 1995. At September 30, 1996, the Company recognized a net gain on the sale of certain of its fixed assets of approximately $133,000 as compared to approximately $216,000 recognized a year earlier. For the quarter ended September 30, 1996, the Company incurred approximately $1,763,000 of non-recurring acquisition costs associated with the Company's merger with Tucker.

INCOME TAXES

         During 1996, the Company revised its estimates relative to the realization of the future benefits of its deferred tax assets, particularly the net operating loss carryforwards. In light of the Company's recent historical earnings, stable rig utilization rates and increased crude oil prices, management has determined that it is more likely than not that the Company will realize the benefits provided by its net operating loss carryforwards and certain other deferred tax assets As such, the Company has recognized net deferred income tax benefit for the nine months ended September 30, 1996 of approximately $2,531,000.

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

                         PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

          During October 1996, an existing suit against the Company was settled within the limits of the Company's liability coverage. Disclosure of the matter is made in the footnotes to the consolidated financial statements included in Part I - Financial Information of this report and is incorporated herein by reference.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         The Company held a special meeting of stockholders on July 30, 1996. The following table sets forth certain information relating to each of the matters voted upon at the meeting.



                                                                            Votes
                                             --------------------------------------------------------------------
                                                                                   Withheld/          Broker
      Matters Voted Upon                            For           Against           Abstain          Non-Votes
      ------------------                     ---------------   --------------    -------------   ----------------
1. Amended the Certificate of
   Incorporation of the Company to
   increase the authorized common
   stock from 5,000,000 to 9,000,000
   shares.                                     2,406,582            7,570             4,600               0

2. The issuance of shares of common stock
   of the Company in connection with the
   merger of Patterson Drilling Company
   into Tucker Drilling Company, Inc.
   pursuant to the terms of the Agreement
   and Plan of Merger among those parties,
   as amended, including the issuance of
   shares of the Company's stock for
   issuance upon exercise of certain
   stock options of Tucker which following
   the merger, will constitute options
   to purchase common stock of the
   Company.                                    2,331,431            4,870             3,000               0

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)     Exhibits.
                 ---------

                 The following Exhibits are filed herewith or incorporated by reference herein:

                  11.1    Statement regarding computation of per share earnings.

                  27.1    Financial Data Schedule.


         (b)     Reports on Form 8-K.
                 --------------------

                 (1)      Report dated July 30, 1996 reporting the merger of Patterson and Tucker Drilling Company, Inc.

                 (2)      Report, Form 8-KA dated July 30, 1996 reporting the unaudited pro forma combined financial statements which reflect the adjustments necessary to give effect to the merger of the Company and Tucker as of and for the six months ended June 30, 1996, (unaudited).

                 (3)      Report, Form 8-KA, Amendment No. 2, dated July 30, 1996 providing supplemental consolidated financial statement as of December 31, 1994 and 1995 and for each of the three years in the period ended
                          December 31, 1995 and for each of the six months ended June 30, 1995 and 1996 (unaudited).

                 (4)      Report dated July 30, 1996 reporting an increase by one in the number of members of the Company's Board of Directors and to fill the vacancy left by the increase.

                 (5)      Report dated September 27, 1996 describing the execution of the loan agreement between
                          Patterson Drilling Company, Patterson Energy, Inc. and the CIT Group Equipment Financing, Inc.
                          and certain provisions contained therein.

                 (6)      Report dated October 24, 1996 reporting the acquisition of the Gene Sledge Drilling Corporation by Patterson Drilling Company.

                                   SIGNATURE


         In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        PATTERSON ENERGY, INC.



                                        By:   /s/   Cloyce A. Talbott
                                           ------------------------------------
                                             Cloyce A. Talbott
                                             Chairman of the Board and
                                             Chief Executive Officer


                                        By:  /s/  James C. Brown
                                           ------------------------------------
                                             James C. Brown
                                             Vice President-Finance

DATED:  November 14, 1996

                                 EXHIBIT INDEX


Exhibit No.               Exhibit Description
------------              -------------------
      11.1                Statement re computation of per share earnings.


      27.1 Financial data schedule as of September 30, 1996 and for the three and nine months ended September 30, 1995 and 1996