Form 10KSB40/A
period 1995-12-31
PATTERSON ENERGY INC
filed 1997-01-27
CIK 889900

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 FORM 10-KSB/A


                                AMENDMENT NO. 1


[X] ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________ TO ________

                         COMMISSION FILE NUMBER 0-22664
                             PATTERSON ENERGY, INC.
                 (Name of small business issuer in its charter)

                  DELAWARE                                          75-2504748
      (State or other jurisdiction of                  (I.R.S. Employer Identification No.)
       incorporation or organization)

          P. O. DRAWER 1416, 4510 LAMESA HIGHWAY, SNYDER, TEXAS 79550 (Address of principal executive
        offices)                               (Zip Code)

         Issuer's telephone number, including area code: (915) 573-1104

      SECURITIES REGISTERED UNDER SECTION 12(b) OF THE EXCHANGE ACT: NONE

     SECURITIES REGISTERED UNDER SECTION 12(g) OF THE EXCHANGE ACT:

                          COMMON STOCK $.01 Par Value
                                (TITLE OF CLASS)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            Yes [X]          No [ ]

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     The issuer's revenues for the year ended December 31, 1995, were $46,654,572.

     The aggregate market value of the voting stock held by non affiliates of the issuer as of March 6, 1996 was $28,940,925.

     As of March 6, 1996, the issuer had outstanding 3,194,951 shares of Common Stock, par value $0.01 per share, its only class of Common Stock.

                       DOCUMENT INCORPORATED BY REFERENCE

     The following document is incorporated by reference into Part III of this Annual Report on Form 10-KSB: Definitive Proxy Statement for the issuer's 1996 Annual Meeting of Stockholders.

     Transitional Small Business Disclosure Format (Check one):

                            Yes [ ]          No [X]

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

     This Form 10-KSB/A is being filed solely for the purpose of reporting the changes in the amount of drill pipe purchased during the year ended December 31, 1995 from $3,700,000 to $4,254,000, the number of full-time employees and field personnel at December 31, 1995 from 457 and 426, respectively, to 551 and 520, respectively, and the amount of dry hole and lease expiration expense incurred in the year ended December 31, 1994 relative to certain wells and leases from $646,000 and $195,000, respectively, to $660,000 and $203,000, respectively.


ITEM 1. DESCRIPTION OF BUSINESS.

OVERVIEW

     Patterson Energy, Inc. (the "Company" or "Patterson") was organized as a Texas corporation in January 1978 and was reincorporated as a Delaware corporation in October 1993. The Company was organized under the name Patterson Drilling Company, Inc. In 1984, the Company changed its name to Patterson Energy, Inc., but continues to conduct business under the assumed name of Patterson Drilling Company. The Company completed an initial public offering ("IPO") of Common Stock and Redeemable Warrants during December 1993. All of the Redeemable Warrants have either been exercised, redeemed, or expired. Unless otherwise indicated, all references herein to the "Company" or "Patterson" include Patterson Energy, Inc., and its consolidated wholly-owned subsidiaries.

     Patterson is engaged in onshore contract drilling for oil and gas, and, to a lesser extent, in the exploration, development and production of oil and gas. The Company's operations are conducted in the Permian Basin in West Texas and Southeastern New Mexico and in South and Southeast Texas, primarily in the Austin Chalk Trend. The Company has no current plans to operate outside of these areas, but may do so if favorable opportunities arise.

     Contract Drilling Operations. The Company has been engaged in the contract drilling business since its inception in 1978 and is a leading provider of contract drilling services in the Austin Chalk Trend and the Permian Basin. Patterson owns 27 drilling rigs, 26 of which are currently operable. Fourteen of the 27 rigs and interests in two others owned in part by Patterson were acquired (or, in the case of one of the rigs, constructed) after the Company's IPO. See "Recent Rig Acquisitions" below in this Item. The Company's rigs have rated maximum depth capabilities ranging from 9,000 to 22,000 feet and can be used for either vertical or horizontal drilling. Wells drilled in the Permian Basin are primarily vertical wells. Both vertical and horizontal wells are drilled with Patterson rigs in South and Southeast Texas.

     The Company markets its contract drilling services to major oil companies and independent producers primarily under standard daywork and footage contracts. During 1995, Patterson contract drilled 215 wells for 68 nonaffiliated customers, as compared to 171 wells drilled for 61 nonaffiliated customers in 1994. The Company has substantial experience in contract drilling horizontal wells, primarily in the Austin Chalk Trend. Of the wells drilled in 1995 and 1994, 54 in each year were horizontal wells.

     The Company's business strategy for its contract drilling operations is to build upon its reputation in the market place by, among other matters, continuing its ongoing program of upgrading and maintaining its drilling rigs in good operating condition and retaining high quality, experienced drilling supervisors in the field. In addition, if favorable opportunities arise, the Company will seek to expand its rig fleet through selected acquisitions and or mergers.

     Oil and Gas Operations. The Company has been engaged in oil and gas exploration, development and production in the Austin Chalk Trend and Permian Basin since early 1982. Beginning in the first quarter of 1986, Patterson's exploration and development effort was severely curtailed due to a steep drop in the price of oil and gas, a decline in cash flow and a severe liquidity shortage. Prior to the Company's IPO, the Company's ability to significantly expand its exploration, development and production activities in the Austin Chalk Trend and the Permian Basin was impaired due to a continuing liquidity shortage. Net proceeds from the IPO provided Patterson with initial capital to expand these activities.

     Since the completion of the IPO in December 1993, Patterson has participated as a working interest owner in the drilling of 68 gross (8.6 net) development wells and nine gross (2.0 net) exploratory wells in its two areas of operations, of which 53 gross (6.4 net) development wells and two gross (0.4 net) exploratory wells were completed as productive. Primarily as a result of these operations, Patterson has increased its proved developed reserves from approximately 407,000 BOE at December 31, 1993, to approximately 1,267,000 BOE at December 31, 1995. Over this same period, Patterson's present value of estimated future net revenues before income taxes discounted at 10% has increased from approximately $2,603,000 to approximately $7,858,000 at December 31, 1995. The Company's average daily production has increased from approximately 382 BOE in the fourth quarter of 1993 to approximately 900 BOE in the fourth quarter of 1995. As of December 31, 1995, the Company was the operator of 223 wells as compared to approximately 89 Company-operated wells at the time of the IPO. Patterson owns a working interest in substantially all of the operated wells.

     The Company's business strategy for its oil and gas operations is to increase its oil and gas reserves primarily through development drilling, as well as selected acquisitions of producing properties for further development. The development drilling is expected to occur near producing properties. Although Patterson from time to time will participate through a working interest in exploratory drilling, the focus of the Company's drilling activities for the foreseeable future will be exploration and development drilling in South and Southeast Texas, including the Austin Chalk Trend (horizontal drilling of the Austin Chalk, Buda, Edwards, Glenrose and Georgetown formations) and three dimensional ("3-D") seismic prospects in the Permian Basin of West Texas and Southeastern New Mexico and in South Texas.

     Other. The Company is also engaged in the marketing of oil produced from Company-operated wells through Patterson Petroleum Trading Company, Inc., a wholly-owned subsidiary ("Patterson Trading"). Patterson believes that this business is not material to its overall operations.

     In October 1994, Patterson incorporated Patterson Drilling Programs, Inc. ("Patterson Programs") as a wholly-owned subsidiary to act as managing partner of general and/or limited partnerships which may be organized from time to time for the purpose of exploration, development and production of oil and gas. No partnerships have been organized to date, and no assurance can be given that any partnerships will be organized. Patterson Programs is in the process of attempting to organize a limited partnership through a private placement of from $1,000,000 to $2,000,000 of limited partnership interests. As of March 4, 1996, the $1,000,000 minimum had not been sold. The private placement expires June 1, 1995 and if the private placement is unsuccessful the Company will be required to expense approximately $71,000 of organizational costs. If the private placement is successfully completed, of which there can be no assurance, the net funds will be expended on development drilling in the Permian Basin in West Texas and Southeastern New Mexico and in South and Southeast Texas. Patterson Programs would serve as the general partner of this partnership, if organized, and would be allocated 1% of partnership revenues and costs before well payout, and 25% of partnership revenues and costs after well payout.

INDUSTRY SEGMENTS

     The Company's revenues, operating profits and identifiable operating assets are attributable to two industry segments: (i) contract drilling, and (ii) oil and gas exploration, development and production. The contract drilling segment operated at a profit during each of the years in the three-year period ended December 31, 1995. The oil and gas segment operated at a profit for the year ended December 31, 1993 and operated at a loss for the years ended December 31, 1994 and 1995. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 11 of Notes to Consolidated Financial Statements included as a part of Item 7 of this report for financial information pertaining to these industry segments.

RECENT RIG ACQUISITIONS

     Patterson has acquired 13 drilling rigs and interests in two others previously owned in part by the Company, together with related equipment and a yard facility, since its IPO. The following subparagraphs set forth certain information concerning these acquisitions:

     (a) During July 1994, the Company acquired certain assets of Questor Drilling Corp. ("Questor"), a Delaware corporation wholly owned by Phibro Energy, USA, Inc., pursuant to the terms of an Asset Purchase

Agreement, dated July 8, 1994 (the "Agreement"). The assets acquired consisted of: (a) nine operable drilling rigs and related equipment consisting primarily of 16 rig hauling trucks; and (b) a yard facility consisting of approximately 11 acres and improvements thereon. See "Item 2 -- Description of Properties -- Drilling Rigs and Related Equipment -- Headquarters and Other Offices." The nine rigs were added to the Company's drilling fleet in July 1994. The purchase price for the assets consisted of a cash payment of $4,500,000 and 250,000 shares of the Company's Common Stock valued for the purpose of this transaction at $7.50 per share ($1,875,000). The closing sales price of the Common Stock on the Nasdaq National Market on the last day prior to the closing of the acquisition was $7.00. The total value of the transaction was $6,375,000. The cash portion of the purchase price was paid from the proceeds of a $5,000,000 bank loan obtained by the Company at the time of the transaction and collateralized by the nine rigs. See Note 4 of Notes to Consolidated Financial Statements included as a part of Item 7 of this report. The remaining $500,000 of loan proceeds was added to the Company's working capital and used for general corporate purposes. The drilling rigs, related equipment and yard facility were used by Questor in its contract drilling operations in South Texas. Patterson hired approximately 148 of the former employees of Questor consisting of three office personnel and 145 field personnel.

     Pursuant to the terms of the Agreement, Patterson assumed (i) certain contracts, primarily drilling contracts, to which Questor was a party, and agreed to pay, perform and discharge the obligations of Questor arising thereunder after the date of the transaction, and (ii) all liabilities of the Company arising on or after the date of the transaction, in connection with the Company's operation of the acquired assets. The Company granted certain registration rights (at its expense) to Questor with respect to the 250,000 shares pursuant to the terms of a registration rights agreement. Certain of these rights were transferable to assignees of Questor. The registration rights consisted of unlimited "piggy back rights" and a one-time demand to cause Patterson to file a registration statement covering resale of the shares, provided that the number of shares that could be sold in any month pursuant to the registration statement could not exceed 50,000 shares. Patterson also agreed that, in the event Questor and/or an assignee thereof (collectively the "Holder") still held the shares on April 1, 1996, but prior to April 1, 1997, at the request of the Holder during such period, the Company would use its best efforts to arrange for the purchase of the shares still held by the Holder at the best available price; provided, however, that any proceeds from such sale in excess of $9.00 per share (calculated before deduction of any brokerage commission) would be paid to Patterson. If the price were less than $7.50 per share (before deduction of any brokerage commission), the Company would pay to the Holder the difference between $7.50 per share and the consideration received by the Holder.

     During September 1995, the 250,000 shares were sold to an affiliate of Questor and then immediately resold to Metropolitan Life Insurance Company Separate Account EN ("MetLife"). At the time of the sale to MetLife, MetLife and the Company amended and restated the registration rights agreement ("Amended and Restated Agreement") in its entirety. The Amended and Restated Agreement provides that the Company, upon written notice from MetLife, or any transferee of the 250,000 shares, on or after February 1, 1996, shall file, at the Company's expense, a "shelf" registration statement with the Commission and keep the registration statement effective until the earlier to occur of (i) such time as all of the registered shares have been sold, (ii) two years from the effective date of the registration statement, or (iii) the date on which such shares become available for a resale under Rule 144(k) of the Securities Act. The 50,000 share per month restriction remains in the Amended and Restated Agreement, but the provisions relating to the $7.50 price guarantee and the remittance to Patterson of sales proceeds in excess of $9.00 per share were eliminated.

     (b) During April 1995, the Company acquired a 57.85% undivided interest in each of two drilling rigs in which the Company owned the remaining 42.15% interest. The interests were acquired from Navajo Rigs, Inc. ("Navajo"), an affiliated entity, for a purchase price of $433,875 in cash pursuant to a merger of Navajo into Patterson. The acquired interests were leased by the Company on a month-to-month basis prior to the acquisition. See "Certain Transactions" and
Note 8 of Notes to Consolidated Financial Statements included as a part of Item 7 of this report. The rigs have been included in the Company's drilling fleet and operated by Patterson since 1981.

     (c) During May 1995, Patterson acquired three rigs and related equipment from Perry E. Esping, a non-affiliated person. The rigs and related equipment had been stacked in a yard facility in Oklahoma for several years prior to the acquisition. The rigs and equipment were moved to the Company's yard facility in Snyder, Texas in June 1995, for assembly. The assembly of one of the rigs was completed in September 1995, and the rig was added to the Company's drilling fleet at that time. The assembly of a second rig was completed in December 1995, however, the rig has not been utilized at this date. The third rig is still unassembled in the Company's yard facility in Snyder. The purchase price for the rigs consisted of $367,500 cash, 97,500 shares of the Company's Common Stock, valued for purposes of the transaction at $7.00 per share ($682,500), and warrants to purchase an additional 75,000 shares at an exercise price of $9.00 per share valued for purposes of the transaction at $39,750. The total value of the transaction was $1,089,750. On May 22, 1995, the last business day prior to the transaction, the last reported sales price of the Common Stock on the Nasdaq National Market was $7.625 per share. Patterson has granted certain registration rights to Mr. Esping with respect to the 97,500 shares and the 75,000 shares purchasable upon exercise of the warrants (collectively the "Registrable Securities") consisting of (a) a one-time right after December 1, 1995, but prior to December 1, 1998, to cause the Company to file, at the Company's expense, a registration statement with the Commission covering the Registrable Securities, provided that the number of shares that may be sold in any given calendar month in connection with such registration statement may not exceed the greater of (i) 37,500 shares or (ii) the greater of
0.196 times the average monthly trading volume of the Company's Common Stock on Nasdaq National Market over the preceding twelve calendar months, and (b) "piggy-back rights" to join the Registrable Securities at the Company's expense in any registration statements filed by the Company with the Commission prior to May 1999.

     (d) During May 1995, the Company acquired one operable drilling rig from Sojourner Drilling Company, Abilene, Texas. The purchase price for this rig was $360,000 cash. The rig was added to the Company's drilling fleet in May 1995.

CONTRACT DRILLING OPERATIONS

                                    GENERAL

     The Company markets its contract drilling services to major oil companies and independent oil and gas producers. The Company owns 27 drillings rigs, 26 which are currently operable. Twelve of the operable drilling rigs are based in South and Southeast Texas and 14 of the operable rigs are based in West Texas. The rigs have rated maximum depth capabilities ranging from 9,000 feet to 22,000 feet.

     The rigs are equipped with engines, drawworks or hoists, derricks or masts, pumps to circulate the drilling fluid (mud), blowout preventers, drill string
(pipe) and related equipment. Depth of the well and drill site conditions are the principal factors in determining the size and type of rig used for a particular job. The Company's rigs are utilized for both exploration and development drilling and can be used for either vertical or horizontal drilling. Wells drilled with Company rigs in the Permian Basin are primarily vertical wells. Both vertical wells and horizontal wells are drilled with Company rigs in South and Southeast Texas.

     In order to drill a well, the operator of the well assembles a number of different contractors to provide the necessary services. Included among these contractors are the drilling contractors, such as the Company, as well as other contractors specializing in such matters as logging, completion and, in the case of horizontal wells, specialists in the technical aspects of such drilling.

                               BUSINESS STRATEGY

     The Company achieved its current position as a leading provider of contract drilling services in its two primary areas of operations by providing high quality services to its customers at competitive rates. Although generally of lesser importance than price, Patterson believes that the condition of a drilling fleet, the reputation of the contract driller and the quality and experience of the drilling supervisors in the field are of significant importance to prospective customers. The Company has and will continue to strive to maintain its drilling fleet in good working condition. In addition to normal repair and maintenance expenses, the Company spends significant funds each year on an ongoing program of improving and replacing components of its drilling rigs. Patterson also strives to employ experienced and dedicated drilling supervisors for its various rigs in the field.

     Patterson intends to continue its ongoing rig maintenance program and to continue to retain high quality, experienced drilling supervisors in order to build upon its reputation in the market place. In addition, if favorable opportunities arise, the Company may seek to expand its rig fleet through selected acquisitions and or mergers.

                           CONTRACT DRILLING ACTIVITY

     The following table sets forth certain information regarding the Company's contract drilling activity for each of the years in the three-year period ended December 31, 1995.

                                                                     YEAR ENDED
                                                                  DECEMBER 31,(1)
                                                              ------------------------
                                                              1993      1994      1995
                                                              ----      ----      ----
Number of wells drilled and completed(2)....................  132       179       229
Rigs available for service(3)...............................   12        18        23
Utilization rate of rigs available for service(3)(4)........   79%       83%       78%

---------------

(1) Average for the periods stated, other than number of wells drilled.

(2) Includes wells drilled in which Patterson owned small working interests as follows: nine in 1993, eight in 1994 and 14 in 1995.

(3) Reflects two rigs owned 42.15% by Patterson and 57.85% by an affiliated entity until April 1995, when Patterson acquired a 100% interest in the rigs. See subcaption "Recent Rig Acquisitions" above in this Item.

(4) Rig utilization is based on a 365-day year for rigs available for service during the periods indicated. A rig is utilized when it is operating or being moved, assembled or dismantled under contract.

     Patterson has substantial experience contract drilling horizontal wells in the Austin Chalk Trend. During the three-year period ended December 31, 1995, the Company drilled a total of 139 horizontal wells as follows: 31 in 1993, 54 in 1994, and 54 in 1995.

     The Company's contract drilling activity is affected by the level of exploration and development activity conducted by oil and gas producers in the Austin Chalk Trend and Permian Basin. Since mid-1982, when crude oil and natural gas prices generally weakened, the market for contract drilling services has been depressed and has been characterized by an oversupply of rigs, poor contract drilling rates and intense competition. A particularly sharp decline in rig utilization occurred in 1986. The number of rigs operating in the United States fell to an all-time low in the spring of 1993 and has increased slightly since that time. Patterson's rig utilization in 1990 through 1994 was slightly higher than that experienced by the Company from 1986 through 1989. This higher level did not continue during 1995, partly because of the inability to move drilling rigs from location to location in South and Southeast Texas due to heavy rains in that area during portions of March, April, June and July. The 1995 decline in utilization rates was also due to a softness in demand for drilling rigs in both of the Company's areas of operation but primarily in South and Southeast Texas. The Company believes that the reduced demand was caused by low natural gas prices for much of 1995. Because of low natural gas prices during the first six months of 1995, the Company reduced its contract drilling rates in South and Southeast Texas. These contract drilling rates were increased to the prior levels during mid 1995, and the price for natural gas increased significantly in December over the price earlier in the year. Notwithstanding the December increase in natural gas prices, the demand for drilling rigs in both areas of the Company's operations continues to be unstable. This instability may cause the Company to again reduce the rates in one or both of its areas of operations in an effort to maintain utilization. Any reduction in contract drilling rates would adversely impact the Company's operations.

     Customers. For the year ended December 31, 1995, Patterson contract drilled 215 wells for 68 nonaffiliated customers. This compares with 171 wells drilled for 61 nonaffiliated customers for the year ended December 31, 1994 and 123 wells drilled for 41 nonaffiliated customers for the year ended December 31, 1993.

No customer accounted for 10% of the Company's consolidated revenues in the fiscal years ended December 31, 1995 and 1994. The Company does not believe that the loss of any one customer would have a material adverse effect on the Company's operations.

     The Company's customers in the past twelve months have included Cobra Oil and Gas, Inc., Snyder Oil Corporation, Chevron U.S.A., Phillips Petroleum Company, Union Pacific Resources, Co., IP Petroleum and Union Oil Company of California.

     As of December 31, 1995, Patterson was drilling a total of 18 wells, all of which were for nonaffiliated customers. Ten of these wells were located in the Permian Basin and eight were located in South and Southeast Texas, primarily in the Austin Chalk Trend.

                               DRILLING CONTRACTS

     Most of Patterson's drilling contracts are with established customers and are obtained on a competitive bid basis, although some contracts are obtained on a negotiated basis. Generally, the contracts are entered into for short-term periods and cover the drilling of a single well with the terms and rates varying depending upon the nature and duration of the work, the equipment and services supplied and other matters. The contracts obligate Patterson to pay certain operating expenses, including wages of drilling personnel and maintenance expenses and to furnish incidental rig supplies and equipment. The contracts are subject to termination by the customer on short notice, usually upon payment of a fee. The Company generally indemnifies its customers against claims by the Company's employees and claims arising from surface pollution caused by spills of fuel, lubricants and other solvents within the control of the Company. See subcaption "Risks and Insurance" below in this Item. These customers generally indemnify the Company against claims arising from other surface and subsurface pollution, except claims arising from the Company's gross negligence.

     The contracts provide for compensation to Patterson on a daywork, footage or turnkey basis or a combination thereof with rates bid by the Company which are dependent upon the anticipated complexity of drilling the well, the onsite drilling conditions, the type of equipment to be used, the Company's estimate of the risks involved and the estimated duration of the work to be performed, among other considerations. All of the horizontal wells drilled by the Company have been done either on a turnkey or footage basis to the point where the vertical drilling ends and horizontal drilling begins, and on a daywork basis beyond that point.

     Under daywork contracts, Patterson provides the drilling rig with the required personnel to the operator who supervises the drilling of the contracted well. Compensation to Patterson is based on a negotiated rate per day that the rig is utilized. Daywork contracts generally specify the type of equipment to be used, the size of the hole and the depth of the proposed well. Under a daywork contract, the Company generally does not incur any costs due to "inhole" losses (such as time delays for various reasons, including stuck drill strings and blow-outs).

     Footage contracts usually require the Company to bear some of the drilling costs in addition to providing the rig. Under a footage contract, Patterson would normally determine the manner of drilling and type of equipment to be used, subject to certain customer specifications, and also would bear the risk and expense of mechanical malfunctions, equipment shortages and other delays arising from drilling problems. Compensation is based on a rate-per-foot-drilled basis at completion of the well. Prices of both footage and daywork contracts vary depending upon various factors such as the location, depth, duration and complexity of the well to be drilled, operating conditions and other factors peculiar to each proposed well.

     Under turnkey contracts, the Company contracts to drill a well to a contract depth under specified conditions and provides most of the equipment and services required. Patterson bears the risk of drilling the well to the contract depth and is usually compensated substantially more than on wells drilled on a daywork or footage basis because the Company assumes substantially greater economic risk associated with drilling operations. If severe drilling problems are encountered in drilling wells under turnkey contracts, Patterson could sustain substantial losses.

     The following table sets forth for each of the years indicated the approximate percentage of Patterson's drilling operation revenues attributable to daywork, footage and turnkey contracts:

                                                          YEAR ENDED DECEMBER 31,
                                                    ------------------------------------
                 TYPE OF REVENUES                     1993          1994          1995
                 ----------------                   --------      --------      --------
Daywork...........................................     39%           53%           55%
Footage...........................................     49            44            39
Turnkey...........................................     12             3             6

     Contract drilling operations depend on the availability of drill pipe and bits, fuel and qualified personnel, some of which have been in short supply from time to time. From time to time as favorable buying opportunities arise, Patterson stockpiles bits and other drilling rig parts. Currently there is a substantial shortage of drill pipe in the onshore contract drilling industry in the United States. This shortage has caused the price of drill pipe to increase significantly over the past 24 months. In addition, new drill pipe must be placed on order at least 150 to 180 days in advance of expected use. See Item
6 -- "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources -- Results of
Operations -- Comparison of the years ended December 31, 1995 and 1994" for information concerning the impact of this shortage on the Company's capital expenditures and its effect on operations.

     The Company's ability to drill wells for which it has contracts may be delayed by inclement weather. Sustained periods of inclement weather may have a material adverse effect on the Company's revenues and cash flows See subcaption "Contract Drilling Activity" above in this Item.

OIL AND GAS OPERATIONS

                                    OVERVIEW

     Patterson has been engaged in oil and gas exploration, development and production in the Austin Chalk Trend and the Permian Basin since early 1982. Between that year and December 31, 1985, the Company participated as a working interest owner in the drilling of approximately 78 wells, primarily in the Austin Chalk Trend in Southeast Texas and, to a lesser extent, in the Permian Basin in West Texas. Of the wells drilled, approximately 60 were completed and approximately 18 were dry holes. Substantially all of the drilling prospects were generated by Patterson personnel, and most of the wells were operated by the Company. These activities were financed through cash flow generated by the Company's contract drilling operations and through bank borrowings.

     Substantially all of the Company's oil and gas reserves were sold in two transactions in 1985 and 1987. The sale proceeds were used primarily to reduce bank debt. Beginning in the first quarter of 1986, the Company's exploration and development activities were severely curtailed due to the steep drop in the price of oil and gas, a decline in the Company's cash flow from its contract drilling operations and a severe liquidity shortage. Between the first quarter of 1986 and continuing through 1991, Patterson participated as a small working interest owner in a limited number of wells. Patterson increased its exploration and development activity in 1992 primarily through the use of funds generated by its contract drilling operations and further increased the activity level beginning in the fourth quarter of 1993 with $2,000,000 of net proceeds from its IPO allocated for oil and gas operations. The $2,000,000 of net proceeds was expended during 1994. Subject to the availability of capital, Patterson intends to continue this increased level of exploration and development activity.

     The Company's oil and gas operations consist primarily of the geological evaluation of prospective oil and gas properties and the acquisition of oil and gas leases for the purpose of drilling and the production and sale of oil and gas from its properties. Through internal personnel, consisting of two geologists and three petroleum engineers, and, from time to time, through outside consultants, Patterson conducts geological, engineering and economic studies on the basis of which it acquires oil and gas drilling prospects. Patterson usually acquires larger interests in undeveloped acreage than it intends to retain. As is common in the oil and gas industry, the Company attempts to raise all or a portion of the funds necessary for exploration, and, if warranted, development, of undeveloped acreage through the sale of a portion of its leasehold in the undeveloped acreage or working interest in the acreage or through various types of cost-sharing arrangements, including some in which officers, directors or other affiliates may participate.

     The practice of selling part of its working interest or entering into cost-sharing arrangements permits Patterson to use its resources to explore and develop a greater number of properties and reduces the dollar amount of risk should a particular program be unsuccessful. Although risk to the Company under this practice is likely to be less, ultimate financial return is also likely to be less should the program be successful. The Company may also take working interests in prospects originated by others when it results in the award of the drilling contract on that property.

     At December 31, 1995, Patterson was the operator of 223 wells, of which it was the drilling contractor for 46 wells. Agreements by which the Company has been appointed operator give Patterson responsibility for, and control of, drilling, completion, and operation of the wells. Patterson is a working interest owner in substantially all of the operated wells.

     Substantial capital is required to fund the Company's exploration, development and production activities, the availability of which cannot be assured. Possible sources of capital for such purposes include funds generated by the Company's contract drilling and oil and gas operations and additional borrowings; there can be no assurance of the availability of capital from any of such sources.

                               BUSINESS STRATEGY

     Patterson's basic strategy for its oil and gas operations is to increase oil and gas reserves primarily through development drilling, as well as selected acquisitions of producing properties for further development. The development drilling is expected to occur near producing properties. Although Patterson from time to time will participate through a working interest in exploration drilling, the focus of the Company's drilling activities for the foreseeable future will be exploration and development in South and Southeast Texas, including the Austin Chalk Trend (horizontal drilling of the Austin Chalk, Buda, Edwards, Glenrose and Georgetown formations) and 3-D seismic prospects in the Permian Basin of West Texas and Southeastern New Mexico and in South Texas.

     3-D seismic has become the predominant exploration tool for exploration and development in the Permian Basin. A high percentage of the current drilling activity in that area is being conducted on prospects generated by 3-D seismic. 3-D seismic enables the explorationist to analyze potential productive horizons in three dimensions and to locate reservoirs that in some instances are unable to be located with two dimensional seismic.

                         RECENT AND PROPOSED OPERATIONS

     Since Patterson's IPO, the Company has used the $2,000,000 of IPO net proceeds, funds generated from operations and borrowings primarily for development drilling of horizontal wells in the Austin Chalk Trend, including both new wells and re-entries of existing vertical wells for horizontal drilling in targeted formations, development drilling of 3-D seismic prospects in the Permian Basin, leasehold acquisitions in the Austin Chalk Trend, Permian Basin and South Texas, acquisition of an 18% working interest in an existing oil field located in the Permian Basin known as the North Nena Lucia Unit and drilling of a 3-D seismic prospect in South Texas.

     Patterson will continue to focus for the foreseeable future on development drilling of additional horizontal wells (both new wells and re-entries) in the Austin Chalk Trend, 3-D seismic prospects in the Permian Basin and exploratory and development drilling in South Texas. The total drilling and completion costs of new wells drilled in the Austin Chalk Trend range from $1,200,000 to $2,000,000 (depending upon mechanical problems encountered). Those costs for reentries range from approximately $600,000 to approximately $1,000,000. The total drilling and completion costs of wells in the Permian Basin and in South Texas range from $200,000 to $1,200,000. Patterson's share of the drilling and completion costs will generally be proportional to its working interest. In addition, an engineering study has been conducted on the North Nena Lucia Unit ("Unit") and is currently being analyzed to determine whether the production from the Unit can be enhanced through a waterflood program. The Company became the operator of the Unit at the time of acquisition of its 18% working interest. The Unit consists of 102 wells, of which 68 have been shut-in, 24 are currently producing and 10 are water injection wells. The average daily gross production from the 24 producing wells is approximately 250 Bbls of oil and 900 Mcf of natural gas per day. Of the 68 shut-in wells one was plugged and abandoned in 1995. The Company currently expects that of the remaining 67 shut-in wells, some may be used as water injection wells, should the decision be made to pursue the waterflood program, and the balance of the wells will be plugged and abandoned.

MARKETING OF CRUDE OIL AND NATURAL GAS

     Crude oil is sold based upon 30-day automatically renewable contracts with oil purchasers. Prices vary as world oil prices fluctuate. Due to competitive conditions, the Company does not believe that the loss of any one of its major crude oil purchasers would have a material adverse effect on its business. Patterson markets oil produced from Company-operated wells through Patterson Trading. A substantial portion of the oil produced from Company operated wells are sold to a company owned in part by a son of Cloyce A. Talbott, the Company's Chairman of the Board and Chief Executive Officer.

     Most of Patterson's natural gas is sold through third-party gas brokers at spot market prices and is transported to market by interstate pipelines. Contracts with these brokers are currently for less than five years and allow for prices to adjust to the marketplace. Patterson believes that because of the competitive nature of the industry today, the loss of any one of its natural gas purchasers would not have a material adverse effect on its business.

     No customer for oil and gas accounted for more than 10% of the Company's consolidated revenues for the year ended December 31, 1995. The Company does not believe that the loss of any one customer would have a material adverse effect on the Company's operations.

COMPETITION

     Contract Drilling Operations. The contract drilling industry is highly competitive. Drilling activity being near an all-time low and depressed economic conditions in the oil and gas industry have resulted in the supply of domestic drilling equipment, other than drill pipe, substantially exceeding demand. As a consequence, there has been intense competition in securing available drilling contracts, resulting in drilling equipment being idle for long periods of time and generally unfavorable prices for contract drilling.

     Price is generally the most important competitive factor in the drilling industry. Other competitive factors include the availability of drilling equipment and experienced personnel at or near the time and place required by customers, the reputation of the drilling contractor in the drilling industry and its relationship with existing customers. The Company believes that it competes favorably with respect to all of these factors. If demand for drilling rigs increases in the future, rig availability may also become a competitive factor. Competition is usually on a regional basis, although drilling rigs are mobile and can be moved from one region to another in response to increased demand. An oversupply of rigs in any region may result. Demand for land drilling equipment is also dependent on the exploration and development programs of oil and gas companies, which are in turn influenced primarily by the financial condition of such companies, by general economic conditions, by prices of oil and gas, and, from time to time, by political considerations and policies.

     It is impracticable to estimate the number of contract drilling competitors of Patterson, some of which have substantially greater resources and longer operating histories than Patterson. Also, in recent years, many drilling companies have sought protection from creditors under bankruptcy laws or have undertaken a business combination with other companies as a result of the downturn in the domestic contract drilling industry. Although this has decreased the total number of competitors, management of the Company believes that competition for drilling contracts will continue to be intense for the foreseeable future.

     Oil and Gas Operations. There is substantial competition for the acquisition of oil and gas leases suitable for exploration and for the hiring of experienced personnel. The Company's competitors in oil and gas exploration, development and production include major integrated oil and gas companies, numerous independent oil and gas companies, drilling and production purchase programs and individual producers and operators. The ability of the Company to increase its holdings of oil and gas reserves in the future is directly dependent upon the Company's ability to select, acquire and develop suitable prospects in competition with these companies. Many competitors have financial resources, staffs, facilities and other resources significantly greater than those of Patterson.

GOVERNMENT REGULATION AND ENVIRONMENTAL

     The domestic drilling of oil and gas wells is subject to numerous state and federal laws, rules and regulations. State statutory provisions relating to oil and natural gas generally include requirements as to well spacing, waste prevention, production limitations, pollution prevention and clean-up, obtaining drilling permits and similar matters. Within the state of Texas, where substantially all of Patterson's operations are currently conducted, these regulations are principally enforced by the Texas Railroad Commission. To date Patterson has not been required to expend significant resources in order to satisfy applicable environmental laws and regulations. The Company does not anticipate any material capital expenditures for environmental control facilities or for compliance with environmental rules and regulations in the foreseeable future. However, compliance costs under existing laws or under any new requirements could become material, and the Company could incur liabilities for noncompliance. Patterson has not been fined or incurred liabilities for pollution or other environmental damage in connection with its operations and is not currently aware of any environmental hazards which would materially affect its operations.

     The contract drilling industry is dependent on demand for services from the oil and gas exploration industry and, accordingly, is affected by changing tax laws, price controls and other laws relating to the energy business generally. The Company's business is affected generally by political developments and by federal, state, foreign and local laws and regulations which relate to the oil and gas industry. The adoption of laws and regulations affecting the oil and gas industry for economic, environmental and other policy reasons could increase costs relating to drilling and production, which could have an adverse effect on the Company's operations. Several state and federal environmental laws and regulations currently apply to the Company's operations and may become more stringent in the future. Although Patterson has utilized operating and disposal practices that were standard in the industry at the time, hydrocarbons and other materials may have been disposed of or released in or under properties owned or operated by the Company. In addition, some of these properties have been operated by third parties over whom the Company has no control as to such entities' treatment of hydrocarbon and other materials and the manner in which such materials may have been disposed of or released. The federal Comprehensive Environmental Response Compensation and Liability Act of 1980, as amended by the Superfund Amendments and Reauthorization Act of 1986 (collectively "CERCLA"), and comparable state statutes impose strict liability on owners and operators of sites and on persons who disposed of or arranged for the disposal of "hazardous substances" found at sites. The federal Resource Conservation and Recovery Act ("RCRA") and comparable state statutes govern the disposal of "hazardous wastes." Although CERCLA currently excludes petroleum from the definition of "hazardous substances," and RCRA also excludes certain classes of exploration and production wastes from regulation, such exemptions by Congress under both CERCLA and RCRA may be deleted or modified in the future. If such changes are made to CERCLA and/or RCRA, Patterson could be required to remove and remediate previously disposed of materials (including materials disposed of or released by prior owners or operators) from properties (including ground water contaminated with hydrocarbons) and to perform remedial plugging operations to prevent future contamination.

     The Federal Water Pollution Control Act ("FWPCA") and the Oil Pollution Act of 1990 ("OPA") and implementing regulations govern the prevention of discharges, including oil spills and liability for damages into waters. The OPA is more comprehensive and stringent than previous oil pollution liability and prevention laws and imposes strict liability for a comprehensive and expansive list of damages from an oil spill into waters from facilities. Liability may be imposed for oil removal costs and a variety of public and private damages. Penalties may also be imposed for violation of federal safety, construction and operating regulations, and for failure to report a spill or to cooperate fully in a clean-up. The OPA also expands the authority and capability of the federal government to direct and manage oil spill clean-up and operations, plus requires operators to prepare oil spill response plans in cases where it can reasonably be expected that substantial harm will be done to the environment by discharges on or into navigable waters. Patterson has oil spill response plans in place for its oil and gas properties in South and Southeast Texas and in West Texas. Failure to comply with ongoing requirements or inadequate cooperation during a spill event may subject a responsible party to civil or criminal actions. Although the liability for owners and operators is the same under the FWPCA, the damages that are recoverable under the OPA are potentially much greater and can include natural resource damages.

     The operations of the Company are also subject to federal, state and local regulations for the control of air emissions. The federal Clean Air Act ("CAA"), as amended, and various state and local laws impose certain air quality requirements on the Company. Amendments to the CAA revised the definition of "major source" such that emissions from both wellhead and associated equipment involved in oil and gas production may be added to determine if a source is a "major source." As a consequence, more facilities may become major sources and thus would be required to obtain operating permits. This permitting process may require capital expenditures in order to comply with permit limits.

RISKS AND INSURANCE

     Patterson's operations are subject to the many hazards inherent in the drilling business, including blow-outs, cratering, fires, and explosions. These hazards could cause personal injury or death, suspend drilling operations or seriously damage or destroy the equipment involved and, in addition to environmental damage, could cause substantial damage to producing formations and surrounding areas. Damage to the environment, including property contamination in the form of either soil or ground water contamination, could also result from the Company's operations, particularly through oil spillage, gas leaks and extensive, uncontrolled fires. In addition, Patterson could become subject to liability for reservoir damage. The occurrence of a significant event, including pollution or environmental damage, could materially affect the Company's operations and financial condition. As a protection against operating hazards, the Company maintains insurance coverage considered by the Company to be adequate, including all-risk physical damage, employer's liability, commercial general liability and workers compensation insurance. The Company currently has general liability insurance of $1,000,000 per occurrence with an aggregate of $3,000,000 and excess liability and umbrella coverages of up to $15,000,000 per occurrence with a $15,000,000 aggregate. The Company's customers generally require the Company to have at least $1,000,000 of third party liability coverage.

     Patterson believes that it is adequately insured for public liability and property damage to others with respect to its operations. However, such insurance may not be sufficient to protect the Company against liabilities for all consequences of well disasters, extensive fire damage or damage to the environment. The Company also carries insurance to cover physical damage to or loss of its rigs; however, it does not carry insurance against loss of earnings resulting from such damage or loss. The Company's lenders have a security interest in the drilling rigs owned by the Company and are named as loss payee on the physical damage insurance on such rigs. In view of the difficulties that may be encountered in renewing such insurance at reasonable rates, no assurance can be given that Patterson will be able to maintain the type and amount of coverage that it considers adequate at reasonable rates or that any particular types of coverage will be available.

     Since April 1, 1992, Patterson has carried workers' compensation insurance, with a deductible of $100,000 per occurrence. The Company currently pays monthly premiums of approximately $35,000. From April 1, 1992, through November 30, 1992, the Company was required by the terms of the policy to make payments of approximately $75,000 per month into a trust account as a reserve against the Company's liability under the deductible portion of the policy. During this eight-month period, a total of approximately $113,000 was paid from the trust account to pay the Company's liability under the deductible portion of the policy. Commencing on January 1, 1993, Patterson began paying its liability on the deductible portion directly rather than making monthly payments into the trust account. From January 1, 1993, through December 31, 1995, the Company paid a total of approximately $914,000 on account of its liability under the deductible portion of the policy. As of December 31, 1995, the balance in the trust account was approximately $194,000, the amount required by the terms of the policy to be in the trust account. In addition, a commercial bank has issued a letter of credit to the insurance carrier on behalf of the Company in the amount of $150,000. The balance required to be in the trust account may increase or decrease at any time, depending upon the Company's ability to pay its liability under the deductible portion of the policy. If the amount required to be in the trust account is greater than the balance in the trust account, Patterson would be required to pay the increased amount into the trust account in one or more installments. Alternatively, the Company could provide another letter of credit, if available to the Company, as collateral for its obligations to pay additional funds into the trust account.

     If multiple workers' compensation claims are filed, Patterson could incur significant expenses, which in turn could have a material adverse impact on its financial condition and operations.

EMPLOYEES


     The Company employed a total of 551 full-time persons (31 as office personnel and 520 as field personnel) as of December 31, 1995. The Company estimates that the number of drilling rig employees will fluctuate between approximately 200 and 500, depending upon demand for the Company's drilling rigs. The Company considers its employee relations to be satisfactory.



ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


LIQUIDITY AND CAPITAL RESOURCES

     As of December 31, 1995, Patterson had working capital of approximately $6,289,000 and cash and cash equivalents of approximately $2,467,000 as compared to a working capital of approximately $5,169,000 and cash and cash equivalents of approximately $3,369,000 as of December 31, 1994. For the year ended December 31, 1995, the Company generated net cash from operations of approximately $5,116,000, borrowed additional funds in the amount of $9,375,000 and received approximately $3,276,000 from the conversion of redeemable warrants and underwriters redeemable warrants. These funds, along with $385,000 of proceeds from the sale of property and equipment and approximately $902,000 of cash from working capital, were used primarily to acquire drilling and related equipment of approximately $12,486,000, to fund leasehold acquisition, exploration and development of approximately $4,039,000, and to reduce and payoff certain notes payable of $2,444,000. In 1994, the Company generated net cash from operations of approximately $4,077,000 and received cash from financing activities of $5,000,000. These funds, which include a bank loan in the amount of $5,000,000, along with approximately $236,000 of proceeds from the sale of property and equipment and approximately $645,000 of cash from working capital, were used primarily to acquire substantially all of the assets of Questor (see Item 1. "Description of Business -- Recent Rig Acquisitions") and other drilling and related equipment of approximately $7,122,000, to fund oil and gas leasehold acquisition, exploration and development of approximately $2,262,000 and to reduce indebtedness for borrowed funds by approximately $573,000.

     Patterson's management believes that it will continue to use cash flow from operations and borrowings (if available) which, together with the current working capital should be sufficient to fund operations and service notes payable for at least the next 12 months. The Company's ability to repay debt would be adversely affected by a further decline in general economic conditions in the industry or by unsuccessful results in the Company's drilling activities or exploration, development and production activities. See subcaption "Volatility of Oil and Gas Prices," below in this item.

     The Company's capital expenditures during 1993, 1994, and 1995 were as follows:

                                               YEAR ENDED DECEMBER 31,
                                       ----------------------------------------
                                          1993          1994           1995
                                       ----------    -----------    -----------
Contract drilling....................  $2,029,767    $ 8,997,151    $13,208,727
Oil and gas..........................   1,307,390      2,261,842      4,038,875
                                       ----------    -----------    -----------
                                       $3,337,157    $11,258,993    $17,247,602
                                       ==========    ===========    ===========

     Expenditures for contract drilling include acquisition of replacement equipment, including drill collars, drill pipe, engines and rolling stock and, in 1994, the $6,375,000 expended for the Questor assets ($4,500,000 in cash and 250,000 of Common Stock valued at $1,875,000). Patterson believes it must continue to upgrade and maintain its contract drilling fleet and expended approximately $7,315,000 (approximately $4,254,000 for drill pipe) for this purpose during the year ended December 31, 1995. The Company used a portion of the proceeds from a loan from The CIT Group/Equipment Financing, Inc. ("CIT Loan") to fund these expenditures. See Note 4 of Notes to Consolidated Financial Statements included as a part of Item 7 of this report. Patterson's budget for these capital expenditures was increased in the second quarter of 1995 from $3,000,000 to $3,500,000 and then further increased in the third quarter to $6,000,000. The increase in this budget during the second quarter was caused primarily by substantial increases since January 1995 in the price of drill pipe, while the increase in the budget in the third quarter was due to further increases in both the price and quantity of drill pipe purchased by the Company. Because of the substantial increase in the price of drill pipe and uncertainty as to future price increases and delivery, the Company, commencing in the third quarter, accelerated its program for replacement of drill pipe on its drilling rigs by increasing the quantity of drill pipe being purchased as a hedge against further price increases and delays in delivery. The Company currently expects to reduce the quantity of drill pipe purchases commencing in May 1996, to a level necessary to meet normal attrition rates and would expect to stay at that level for the foreseeable future. The Company had budgeted approximately $4,000,000 in 1995 for the partial construction of one rig and the assembly of four others purchased in May 1995. See Item 1 "Description of Business -- Recent Rig Acquisitions" and "Contract Drilling Operations -- Drilling Rigs and Related Equipment." This budget was initially $3,250,000, but was increased to $4,000,000 during the second quarter, primarily because of the assembly cost of four rigs rather than the three rigs initially budgeted for assembly and the increase in the price of drill pipe needed for the four rigs. Patterson used a portion of the proceeds from the CIT Loan to fund these expenditures. See Note 4 of Notes to Consolidated Financial Statements as a part of Item 7 of this report. Approximately $3,806,000 of this $4,000,000 revised budget had been expended on the construction and assembly of the rigs as of December 31, 1995. The construction of the rig was completed in August 1995, and the assembly of two of the four rigs purchased in May were completed in May and September, respectively. The assembly of one of the two remaining rigs was completed in December 1995, and the assembly of the last rig has been postponed due to decrease in demand for rigs. See "Volatility of Oil and Gas Prices" below.


     The Company believes it must continue to upgrade and maintain its contract drilling fleet, and if the level of drilling activity remains at the levels experienced in 1993, 1994 and 1995 and the shortage of drill pipe continues through 1996, management estimates that approximately $3,500,000 to $4,000,000 for capital expenditures will be necessary in 1996. Management has postponed the assembly of one of the four rigs acquired in 1995 due to a decrease in demand for rigs, however, if demand should increase, the Company estimates that it would require approximately $350,000 to make the rig operable.

     Patterson initially budgeted approximately $3,000,000 for capital expenditures in the oil and gas segment in 1995 for leasehold acquisitions, exploration and development of oil and gas properties. For the year ended December 31, 1995, the Company expended approximately $4,039,000 for capital expenditures in this segment. This increase over the budgeted amount was due primarily to increased levels of development drilling by the Company, primarily the Austin Chalk Trend, and an increase in the percentage of the working interest retained by the Company in certain of those wells. The Company used a total of $2,000,000 of a $3,500,000 short-term line of credit during the first and second quarters of 1995 to fund a portion of the expenditures for this segment. This line of credit was initially for $1,000,000, but was increased to $2,400,000 during June 1995 and further increased to $3,500,000 in December 1995. See Note 4 of Notes to Consolidated Financial Statements as a part of Item 7 of this report.

     The Company has budgeted approximately $4,000,000 for capital expenditures in the oil and gas segment in 1996. The funds (if available) will be used for leasehold acquisitions, exploration and development of oil and gas properties. The Company has drawn down in 1996 an additional $1,000,000 of the line of credit discussed above in order to fund a portion of the 1996 budget.

RESULTS OF OPERATIONS

  Comparison of the years ended December 31, 1995 and 1994

     For the year ended December 31, 1995, contract drilling revenues were approximately $41,249,000 as compared to $31,408,000 for the same period in 1994, an increase of 31%. Average rig utilization was 78% for the year ended December 31, 1995 as compared to 83% in 1994. The utilization rate for 1995 was based on 25 rigs while 1994 was based on 22 rigs. Low prices of natural gas in particular has caused a reduction in demand for rigs in South and Southeast Texas beginning in March 1995. In addition, inclement weather conditions in the same region in the latter part of March 1995 and continuing through April 1995 and again in June and July adversely impacted the 1995 utilization rates. Although gas prices increased significantly in December, 1995 and remained stable in January and February, 1996, rig utilization continues to be unstable. See subcaption "Volatility of Oil and Gas Prices; Unstable Demand for Drilling Rigs." Direct contract drilling costs for the year ended December 31, 1995 were approximately $33,492,000 or 81% of contract drilling revenues as compared to approximately $25,167,000 or 80% of the contract drilling revenues in 1994. The increase in contract drilling revenues and direct drilling costs was due primarily to the acquisition of the nine drilling rigs from Questor in July 1994 and the addition of one rig in May 1995 and two rigs in September 1995. General and administrative expense for the contract drilling segment was approximately $1,833,000 for the year ended December 31, 1995 as compared to approximately $1,625,000 for the same period in 1994. The increase in general and administrative expense was due primarily to the increase in lease payments of the aircraft used by the Company, starting in January 1995, from $4,500 to $9,200 per month, the increase in fuel costs due to increased usage of the plane during 1995 and increased compensation payments made to one of the Company's investor relations consultants. Depreciation expense was approximately $3,432,000 for the year ended December 31, 1995 as compared to $2,001,000 in 1994. The increase in depreciation expense was due primarily to the Questor acquisition in 1994, the addition of three rigs in 1995 and capital expenditures for maintenance of the contract drilling fleet. In the year ended December 31, 1995, income from operations of this segment was approximately $2,748,000 as compared to approximately $2,804,000 in 1994.

     Oil and gas revenues were approximately $4,124,000 for the year ended December 31, 1995, as compared to approximately $2,742,000 in 1994. Included in oil and gas revenues in 1994 was a nonrecurring recognition of approximately $115,000 in oil and gas revenues from the County Management, Inc. litigation. The volume of oil and natural gas sold increased by 51% and 71%, respectively, in 1995, as compared to 1994. The average price per barrel of oil was $17.39 in 1995, as compared to $16.19 in 1994, and the average price per Mcf of natural gas was $1.51 in 1995 as compared to $1.74 in 1994. Lease operating and production costs were $3.68 per barrel of oil equivalent in 1995, as compared to $4.41 per barrel of oil equivalent in 1994. The decrease in lease operating and production costs per barrel of oil equivalent is due primarily to flush production from new wells with lower operating costs. General and administrative expense for the oil and gas segment was approximately $1,368,000 in 1995, as compared to $1,238,000 in 1994. The increase in general and administrative expense is due primarily to increased exploration and production activity. Exploration costs for 1995 was $369,000 in 1995 as compared to $207,000 in 1994. The increase is due to 3-D seismic expense of approximately $160,000 in 1995. Depreciation, depletion and amortization expense was approximately $1,882,000 in 1995, as compared to $880,000 in 1994. The increase in this expense was due primarily to increased volumes of production. In 1995, the loss from operations of the oil and gas segment was $1,000 compared to a loss of $348,000 in 1994.

     For the year ended December 31, 1995, interest expense was approximately $1,065,000 compared to $366,000 in 1994. The increase is due to higher interest rates and a substantial increase in the principal balance of outstanding notes payable.

     As noted in subcaption "Liquidity and Capital Resources" above, the Company has incurred a significant increase in the level of capital expenditures during the year ended December 31, 1995 in its contract drilling segment due to the shortage of drill pipe. These increased capital expenditures have resulted in higher levels of depreciation expense, which will continue for the foreseeable future. To date, the Company has been unable to increase its contract drilling rates to offset these higher levels of depreciation. If the Company is unable to increase contract drilling rates to offset the increased depreciation expense, the Company's operations would be further adversely affected. In addition, should the drill pipe shortage continue, the Company may be unable to obtain the drill pipe required for its contract drilling operations and its oil and gas operations could be impaired because of the inability, or the delays in the ability, to drill wells in which the Company has a leasehold interest.

  Comparison of the years ended December 31, 1994 and 1993

     For the year ended December 31, 1994, contract drilling revenues were $31,408,087 as compared to $21,395,891 for the year ended December 31, 1993, an increase of 46.8%. Average rig utilization was 83% in 1994 compared to 79% in 1993. Direct contract drilling costs for 1993 were $25,167,186 or 80% of the contract drilling revenues as compared to $17,250,733 or 81% of contract drilling revenues in 1993. The increase in contract drilling revenues and direct drilling costs was due primarily to the acquisition of the nine drilling rigs from Questor. General and administrative expenses for the contract drilling segment were $1,624,776 in 1994 as compared to $1,195,234 in 1993. Included in general administrative expenses for 1993 was an allowance for 100% of a doubtful account receivable in the approximate amount of $355,500. Included in general and administrative expenses for 1994 is an allowance for doubtful accounts of $90,000, accrued Patterson contributions to the employees 401(k) profit sharing plan of $75,000, an increase in general and administrative salaries of approximately $160,000 and an increase in professional fees and other costs related primarily to being a public company of approximately $365,000. In 1994, income from this segment was $2,803,625 as compared to $1,834,089 in 1993. This increase was due primarily to increased contract drilling revenues, greater utilization of rigs and the Company's continual effort to control direct contract drilling costs.


     Oil and gas revenues for 1994 were $2,741,597 as compared to $2,447,786 in 1993, an increase of 12.0%. Included in oil and gas revenues in 1994 was a nonrecurring recognition of approximately $115,000 in oil and gas revenues from the County Management, Inc. litigation. See Note 5 of Notes to Consolidated Financial Statements included as a part of Item 7 of this report. The volume of oil sold was approximately the same in 1994 as 1993, while the volume of gas sold increased by 59% in 1994 over 1993. The average price of oil decreased from $17.40 per barrel of oil in 1993 to $16.19 in 1994. The average price of gas decreased from $1.99 per Mcf in 1993 to $1.74 per Mcf in 1994. Lease operating expenses were $873,568 in 1994 as compared to $725,486 in 1993, an increase of 20%. The increase was due to ownership of working interests in additional wells and repairs of existing wells. General and administrative expenses, for the oil segment, were $1,238,000 in 1994 as compared to $1,123,000 in 1993. Dry holes and abandonments were $1,093,165 in 1994 as compared to $189,981 in 1993. The increase was due primarily to the drilling of five dry holes ($660,000) and the write off of certain oil and gas leases that expired by their terms ($203,000). In 1994, the loss from the oil and gas segment was $348,497 compared to income of $115,220 in 1993.


     Interest expense was $366,152 in 1994 compared to $330,739 in 1993, an increase of 10.7% due to higher interest rates and an increase in the principal balance of the outstanding notes payable. Interest income was $193,417 in 1994 compared to $62,327 in 1993. The increase was due primarily to the nonrecurring recognition of approximately $35,000 of interest income from the County Management, Inc. litigation and interest earned on net proceeds from Patterson's IPO.

  Income Taxes

     At December 31, 1995, Patterson had tax net operating loss ("NOL") carryforwards of approximately $5,505,000. These NOL carryforwards expire at various dates from 1998 through 2005, subject to certain limitations. Prior to August 3, 1995, the Company realized substantial federal income tax savings due to the NOL carryforwards. The utilization of these NOL carryforwards prior to that date effectively reduced the current effective federal income tax rate from approximately 34% to approximately 2.5%. Due to a change of over 50% in the stock ownership of Patterson during the three-year period ended August 3, 1995, the NOL carryforwards became subject to an annual limitation. The amount of the NOL carryforwards that can now be utilized in any year will be equal to approximately $1,808,000 (the value of the Company's equity on August 2, 1995, the day prior to the ownership change, times 5.88%, the federal long-term exempt rate on that date as published by the U.S. Treasury Department). This limitation on the use of the Company's NOL carryforwards could materially increase the federal income tax liability of the Company and thereby adversely affect the Company's net income.

     During 1993, Patterson adopted Statement of Financial Accounting Standards ("SFAS") 109, "Accounting for Income Taxes." During 1994, the Company recognized the benefit of deferred income taxes of approximately $407,000, and increased to approximately $615,000 during the year ended December 31, 1995, which represented management's estimate of near-term future benefits to be received by the Company from its NOL carryforwards. SFAS 109 required a change from the deferred method under Accounting Principles Board Opinion 11, to the asset and liability method of accounting for income taxes. Deferred income taxes are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the year in which those temporary differences are expected to be recovered or settled.

  Volatility of Oil and Gas Prices

     The Company's revenue, profitability and future rate of growth are substantially dependent upon prevailing prices for oil and gas, both with respect to its contract drilling segment and its oil and gas segment. In recent years, oil and gas prices and markets have been extremely volatile. Prices are affected by market supply and demand factors as well as actions of state and local agencies, the United States and foreign governments and international cartels. All of these are beyond the control of Patterson. Any significant or extended decline in oil and/or gas prices would have a material adverse effect on the Company's financial condition and results of operations and could impair access to sources of capital. The price of oil fell to a five-year low in December 1993 ($13.50 per barrel in the United States), and was $20.19 per barrel on March 6, 1996. The low level of oil prices existing during the latter part of 1993 and the first five months of 1994 adversely impacted the Company's oil and gas operations. Although the Company's contract drilling operations were not impacted by these low levels, Patterson believes that this segment of its business would have been adversely effected had prices not risen to at least current levels.

     The average price of natural gas per Mcf received by Patterson declined from $1.97 in the first quarter of 1994 to a three-year low of $1.37 in the first quarter of 1995 and has risen since then to $1.72 per Mcf during the fourth quarter of 1995. If oil prices and/or gas prices (stay at current levels or further decline), the Company's rig utilization, contract drilling rates and oil and gas operations could be further adversely effected. The demand for drilling rigs in both areas of the Company's operations softened during 1995, particularly in South and Southeast Texas. The Company believes that the reduced demand was due to low level natural gas prices during much of 1995. Due to the reduced demand, the Company decreased its contract drilling rates in South and Southeast Texas during the first quarter of 1995. These rates were subsequently increased in mid-1995 to prior levels. However, the demand for rigs continues to be unstable in both areas. This instability may cause the Company to again reduce rates in South and Southeast Texas and possibly in the Permian Basin. Any reduction in contract drilling rates could adversely impact the Company's operations.

IMPACT OF INFLATION

     Patterson believes that inflation will not have a significant impact on its financial position.

RECENT ACCOUNTING STANDARDS

     During March 1995, the Financial Accounting Standards Board issued SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." Preliminary analysis of this new standard by the Company indicates that the standard will not have a material impact on the Company. The standard is effective for financial statements for fiscal years beginning after December 15, 1995.

     SFAS 123, "Accounting for Stock-Based Compensation" which was issued in 1995 is not effective until 1996. The Statement defines a fair value based method of accounting (i.e., using an option pricing model such as Black-Scholes) for employee stock options or similar equity instrument plans, but also allows an entity to measure compensation costs for those plans using the intrinsic value (the amount by which the market price of the underlying stock exceeds the underlying price of the option) based method accounting as prescribed by Accounting Principles Board Opinion No. 25. The Company plans to continue using the intrinsic value based method.

                                   SIGNATURE

     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            PATTERSON ENERGY, INC.

                                            By:  /s/  Cloyce A. Talbott
                                                 -------------------------------
                                                 Cloyce A. Talbott
                                                 Chairman of the Board and
                                                 Chief Executive Officer

                                            By:  /s/  James C. Brown
                                                 -------------------------------
                                                 James C. Brown
                                                 Vice President Finance

DATED:  January 24, 1997