Form 10-Q/A
period 1996-03-31
PATTERSON ENERGY INC
filed 1997-01-27
CIK 889900

--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                   FORM 10-Q/A
                                 AMENDMENT NO. 1



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


--------------------------------------------------------------------------------

        This Form 10-Q/A is being filed solely for the purpose of reporting a change in the capital expenditures of the contract drilling segment for the three months ended March 31, 1996, from $1,146,000 to $1,238,000.


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


         The Company believes it must continually upgrade and maintain its contract drilling fleet, and has budgeted approximately $4,000,000 in capital expenditures for fiscal year 1996 for maintaining the contract drilling fleet. For the three months ended March 31, 1996 the Company had expended $1,238,000 of this budget for the acquisition of drilling equipment (primarily new drill pipe).


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


DATED: January 24, 1997