Form 10-Q/A
period 1996-06-30
PATTERSON ENERGY INC
filed 1997-01-27
CIK 889900

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

     This Form 10-Q/A is being filed solely for the purpose of reporting a change in the average price per barrel of oil for the fiscal quarter ended June 30, 1995, from $18.51 to $18.06.


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


     The Company has also budgeted $4,000,000 in the current fiscal year for capital expenditures in its oil and gas segment. The funds (if available) will be used for leasehold acquisitions, exploration and development of oil and gas properties. As of June 30, 1996 the Company had expended approximately $2,245,000 of this budget. A significant portion of the Company's current capital expenditures in its oil and gas segment involve a focused effort to increase its ownership interest in the North Nena Lucia Unit. As of June 30, 1996, the Company expended $248,651 increasing its net working and net revenue interests to approximately 24.87% and 21.68%, respectively. Subsequent to June 30, 1996, the Company expended an additional $729,839 further increasing its net working and net revenue interests to approximately 40.82% and 35.59%, respectively. The Company obtained short term bank financing of $730,000 during July 1996 to fund its continued investment in this oil and gas property.

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


     Oil and gas revenue was approximately $1,565,000 for the fiscal quarter ended June 30, 1996, as compared to approximately $1,048,000 for the same fiscal quarter in 1995. The volume of crude oil and natural gas sold increased by 32% and 8%, respectively, in the fiscal quarter ended June 30, 1996 as compared to the same period in 1995. The average price per barrel of oil was $20.67 for the fiscal quarter ended June 30, 1996 as compared to $18.06 for the same period in 1995, and the average price per mcf of natural gas was $2.13 as compared to $1.56 for the second quarter ended 1995. Lease operating and production costs were $4.46 per barrel of oil equivalent in the fiscal quarter ended June 30, 1996, as compared to $3.87 per barrel of oil equivalent for the same period in 1995. Exploration costs increased by 86% to approximately $117,000 for the three months ended June 30, 1996 as compared to the same period ended June 30, 1995. The increase is due primarily to the addition of an exploration and production office in Midland, Texas during June of 1995. Depreciation, depletion and amortization was approximately $729,000 for the three months ended June 30, 1996 as compared to approximately $613,000 for the same three months ended in 1995. The increase is due primarily to increased crude oil and natural gas production as discussed above. General and administrative expense for the oil and gas segment was approximately $337,000 for the second quarter ended 1996 as compared to $326,000 for the same period in 1995. In the fiscal quarter ended June 30, 1996, income from the oil and gas segment was approximately $294,000 as compared to approximately $69,000 for the fiscal quarter ended June 30, 1995.


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

DATED: January 24, 1997