Form 10-Q/A
period 1996-09-30
PATTERSON ENERGY INC
filed 1997-01-27
CIK 889900

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

         This Form 10-Q/A is being filed solely for the purpose of reporting a change in the average price per barrel of oil for the nine months ended September 30, 1996, from $20.03 to $20.23.


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


         As of September 30, 1996 the Company had expended approximately $4,262,000 for leasehold acquisitions, exploration and development of oil and gas properties. A significant portion of the Company's current capital expenditures in its oil and gas segment involve a focused effort to increase its ownership interest in the North Nena Lucia Unit. During the period ended September 30, 1996, the Company expended $978,491 further increasing its net working and net revenue interests in this unit to approximately 40.82% and 35.59%, respectively. The Company obtained short-term bank financing of $730,000 during July, 1996 to fund its continued investment in this oil and gas property.

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


         Oil and gas revenue was approximately $5,940,000 for the nine months ended September 30, 1996, as compared to approximately $3,831,000 for the nine months ended September 30, 1995. The volume of crude oil and natural gas sold increased by 24% for the nine months ended September 30, 1996 as compared to the same period in 1995. The Company sold approximately 173,000 and 139,000 barrels of crude oil and approximately 1,244,000 and 1,003,000 million cubic feet of natural gas for the nine months ended September 30, 1996 and 1995 respectively. The average price per barrel of crude oil was $20.23 for the nine months ended September 30 1996 as compared to $17.40 for the same period in 1995, and the average price per mcf of natural gas was $1.96 for the nine months ended September 30, 1996 as compared to $1.41 for the same period in 1995. Lease operating and production costs were $3.86 per barrel of oil equivalent for the nine months ended September 30, 1996 as compared to $3.50 per barrel of oil equivalent for the same period in 1995. Exploration costs increased by 51% to approximately $344,000 for the nine months ended September 30, 1996 as a result of the staffing and associated costs of an exploration and production office in Midland, Texas during June of 1995. Depreciation, depletion and amortization was approximately $2,814,000 for the nine months ended September 30, 1996 as compared to approximately $1,565,000 for the same nine months ended in 1995. The increase is due primarily to increased production of crude oil and natural gas as discussed above. General and administrative expense for the oil and gas segment was approximately $1,113,000 for the first nine months of 1996 as compared to $948,000 for the first nine months of 1995. For the nine months ended September 30, 1996 income from the oil and gas segment was approximately $885,000 as compared to $795,000 for the same period in 1995.


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

DATED:  January 24, 1997