Form 10-K405
period 1996-12-31
PATTERSON ENERGY INC
filed 1997-03-27
CIK 889900

================================================================================
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

      [X]      ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

          FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

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

              P.O. DRAWER 1416,
             4510 LAMESA HIGHWAY,
                SNYDER, TEXAS                                      79550
   (Address of principal executive offices)                      (Zip Code)

       Registrant's telephone number, including area code: (915) 573-1104

      SECURITIES REGISTERED UNDER SECTION 12(b) OF THE EXCHANGE ACT: NONE

         SECURITIES REGISTERED UNDER SECTION 12(g) OF THE EXCHANGE ACT:

                          COMMON STOCK, $.01 PAR VALUE

                                (Title of class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.     Yes [X]     No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of the Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.     Yes [X]     No [ ]

     The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 19, 1997 was $167,306,849, based upon the average bid and asked prices on the Nasdaq National Market.

     As of March 19, 1997, the registrant had outstanding 7,037,807 shares of common stock, $.01 Par Value, its only class of voting stock.

                       DOCUMENT INCORPORATED BY REFERENCE

     Parts of the following document are incorporated by reference into Part III of this Annual Report on Form 10-K: Definitive Proxy Statement for the registrant's 1997 Annual Meeting of Stockholders.
================================================================================

                                     PART I

     "The Company" or "Patterson" is used in this report to refer to Patterson Energy, Inc. and its consolidated subsidiaries. The Company may from time to time make written or oral forward-looking statements, including statements contained in the Company's filings with the Securities and Exchange Commission and its reports to stockholders. Items 1 and 2 contain forward-looking statements and are made pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. These statements include, without limitation, statements relating to the drilling and completion of wells, well operations, utilization rates of drilling rigs, reserve estimates (including estimates for future net revenues associated with such reserves and the present value of such future net reserves), business strategies and other plans and objectives of the Company's management for future operations and activities and other such matters. The words "believes," "budgeted," "plans," "intends," "strategy," or "anticipates" and similar expressions identify forward-looking statements. The Company does not undertake to update, revise or correct any of the forward-looking information. Readers are cautioned that such forward-looking statements should be read in conjunction with the Company's disclosures under the heading: "Cautionary Statement for Purposes of the 'Safe Harbor' Provisions of the Private Securities Litigation Reform Act of 1995" beginning on page 13.

ITEMS 1 AND 2. BUSINESS AND PROPERTIES.

OVERVIEW

     The Company is engaged in onshore contract drilling for oil and natural gas and, to a lesser extent, in the development, exploration, acquisition and production of oil and natural gas. The Company's operations are conducted primarily in Texas in the Permian Basin, the Austin Chalk Trend, South Texas and the Hardeman Basin. The Company was organized as a Texas corporation in January 1978 and was reorganized as a Delaware corporation in October 1993. The Company completed an initial public offering in December 1993. Since that time, the Company has expanded its drilling rig fleet from 13 to 61 drilling rigs (53 of which are currently operable) through assembly of one drilling rig during September 1995 from existing equipment inventory and through a series of strategic acquisitions. In January 1997, the Company completed a public offering of 2,063,000 shares of its common stock resulting in net proceeds to the Company of approximately $59,951,000.

     CONTRACT DRILLING OPERATIONS. The Company is one of the leading providers of domestic land drilling services to major and independent oil and natural gas companies. The Company has established a reputation for reliability, high quality equipment and well-trained crews. The Company continually seeks to modify and upgrade its equipment to maximize the performance and capabilities of its drilling rig fleet, which the Company believes provides it with a competitive advantage. Additionally, the Company has the in-house capability to design, manufacture, repair and modify its drilling rigs. Of the Company's operable drilling rigs, 47 are capable of drilling to depths greater than 10,000 feet, including five that are capable of drilling to depths greater than 15,000 feet. During 1996, the Company drilled 464 wells for 95 different customers.

     The Company's business strategy for its contract drilling operations is to build upon its reputation in the market place by, among other matters, continuing its ongoing program of upgrading and maintaining its drilling rig fleet in good operating condition and retaining high quality, experienced drilling supervisors. In addition, if favorable opportunities arise, the Company may seek to further expand its drilling rig fleet through selected acquisitions.

     OIL AND NATURAL GAS OPERATIONS. The Company's oil and natural gas activities are designed to complement its land drilling operations. These activities are focused in mature producing regions in the Austin Chalk Trend, the Permian Basin and South Texas. Oil and natural gas operations comprised approximately 12% of the Company's revenues for the year ended December 31, 1996. At December 31, 1996, the Company's proved developed reserves were approximately 2,334,000 BOE and had a present value (discounted at 10% before income taxes) of estimated future net revenues of approximately $17,893,000.

     The Company's business strategy for its oil and gas operations is to increase its oil and natural gas reserves primarily through development drilling and selected acquisitions of producing properties for further development. The development drilling is expected to occur near producing properties. Although Patterson from time to time will participate through a working interest in exploratory drilling, the focus of the Company's drilling activities for the foreseeable future will be exploration and development drilling in South and Southeast Texas, including the Austin Chalk Trend (horizontal drilling of the Austin Chalk, Buda, Edwards, Glenrose and Georgetown formations) and 3-D seismic prospects in the Permian Basin of West Texas and Southeastern New Mexico and in South Texas.

     OTHER. The Company is also engaged in the marketing of oil produced from Company-operated wells through Patterson Petroleum Trading Company, Inc., a wholly-owned subsidiary. Patterson believes that this business is not material to its overall operations.

INDUSTRY SEGMENTS

     The Company's revenues, operating profits and identifiable operating assets are attributable to two industry segments: (i) contract drilling, and (ii) oil and natural gas exploration, development, acquisition and production. The contract drilling segment operated at a profit during each of the years in the three-year period ended December 31, 1996. The oil and natural gas segment operated at a profit for the year ended December 31, 1996 and at a loss for each of the years ended December 31, 1994 and 1995. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 12 of Notes to Consolidated Financial Statements included as a part of Items 7 and 8, respectively, of this report for financial information pertaining to these industry segments.

RECENT ACQUISITIONS

     During July 1996, the Company acquired Tucker Drilling Company, Inc., a Texas corporation ("Tucker"), for common stock valued at $26,400,000. A total of 1,577,514 shares of the Company's common stock was issued to the stockholders of Tucker pursuant to the merger, and an additional 74,592 shares of the Company's common stock were reserved for issuance upon exercise of then outstanding Tucker stock options. Tucker was engaged in onshore contract drilling in the Permian and Hardeman Basins and, to a lesser extent, in the exploration, development and production of oil and natural gas, primarily in the Permian Basin. At the time of the merger, Tucker owned 13 operable drilling rigs which were added to Patterson's drilling fleet upon completion of the merger.

     During October 1996, the Company purchased six drilling rigs and related assets through the acquisition of Gene Sledge Drilling Corporation ("Sledge"). The net purchase price for Sledge was approximately $8,900,000 which, in addition to the drilling rigs, included an inventory of drilling equipment valued by the Company at approximately $4,411,000. Sledge's contract drilling operations were conducted in the Permian Basin. Five of the six drilling rigs were operable at the time of the transaction and the sixth became operable in November 1996.

     During November and December 1996, in two separate transactions, the Company acquired 15 drilling rigs and related assets. The consideration paid for these assets was approximately $4,180,000, consisting of $2,350,000 cash, a $400,000 promissory note and 52,000 shares of the Company's common stock valued at approximately $1,430,000. Six of the drilling rigs were operable at the time of the transactions and one other was placed into operation subsequently. The eight remaining drilling rigs are expected to become operable during 1997. The Company has budgeted approximately $7,500,000 to modify and upgrade the drilling rigs acquired in these two transactions.

CONTRACT DRILLING OPERATIONS

     GENERAL. The Company markets its contract drilling services to major oil companies and independent oil and natural gas producers. The Company owns 61 drilling rigs, 53 of which are currently operable. Fourteen of the operable drilling rigs are based in the Austin Chalk Trend and South Texas, 34 are based in the Permian Basin and five are based in the Hardeman Basin. The drilling rigs have rated maximum depth capabilities ranging from 7,000 feet to 22,000 feet.

     The drilling rigs are equipped with engines, drawworks or hoists, derricks or masts, pumps to circulate the drilling fluid (mud), blowout preventers, drill string (pipe) and related equipment. Depth of the well and drill site conditions are the principal factors in determining the size and type of drilling rig used for a particular job. The Company's drilling rigs are utilized for both exploration and development drilling and can be used for either vertical or horizontal drilling. Wells drilled with Company drilling rigs in the Permian and Hardeman Basins are primarily vertical wells. Both vertical and horizontal wells are drilled with Company drilling rigs in the Austin Chalk Trend.

     In order to drill a well, the operator of the well assembles a number of different contractors to provide the necessary services. Included among these contractors are the drilling contractors, such as the Company, as well as other contractors specializing in such matters as logging, completion and, in the case of horizontal wells, specialists in the technical aspects of such drilling.

     The Company has achieved its current position as a leading provider of contract drilling services in its areas of operations by providing high quality services to its customers at competitive rates. Although generally of lesser importance than price, the Company believes that the condition of a drilling fleet, the reputation of the contract driller and the quality and experience of the drilling supervisors in the field are of significant importance to prospective customers. The Company has and will continue to strive to maintain its drilling fleet in good working condition. In addition to normal repair and maintenance expenses, the Company spends significant funds each year on an ongoing program of modifying and upgrading its drilling rigs. The Company also strives to employ experienced and dedicated drilling supervisors for its various drilling rigs in the field. The Company intends to continue its ongoing rig maintenance program and to continue to retain high quality, experienced drilling supervisors in order to build upon its reputation in the market place. In addition, if favorable opportunities arise, the Company may seek to further expand its drilling rig fleet through selected acquisitions.

     DRILLING CONTRACTS. Most of the Company's drilling contracts are with established customers and are obtained on a competitive bid basis, although some contracts are obtained on a negotiated basis. Generally, the contracts are entered into for short-term periods and cover the drilling of a single well with the terms and rates varying depending upon the nature and duration of the work, the equipment and services supplied and other matters. The contracts obligate the Company to pay certain operating expenses, including wages of drilling personnel and maintenance expenses and to furnish incidental drilling rig supplies and equipment. The contracts are subject to termination by the customer on short notice, usually upon payment of a fee. The Company generally indemnifies its customers against claims by the Company's employees and claims arising from surface pollution caused by spills of fuel, lubricants and other solvents within the control of the Company. These customers generally indemnify the Company against claims arising from other surface and subsurface pollution, except claims arising from the Company's gross negligence.

     The contracts provide for compensation to the Company on a daywork, footage or turnkey basis, or a combination thereof, with rates bid by the Company which are dependent upon the anticipated complexity of drilling the well, the on-site drilling conditions, the type of equipment to be used, the Company's estimate of the risks involved and the estimated duration of the work to be performed, among other considerations. All of the horizontal wells drilled by the Company have been done either on a turnkey or footage basis to the point where the vertical drilling ends and horizontal drilling begins, and on a daywork basis beyond that point.

     Under daywork contracts, the Company provides the drilling rig, including the required personnel, to the operator who supervises the drilling of the contracted well. Compensation to the Company is based on a negotiated rate per day that the drilling rig is utilized. Daywork contracts generally specify the type of equipment to be used, the size of the hole and the depth of the proposed well. Under a daywork contract, the Company generally does not incur any costs due to "inhole" losses (such as time delays for various reasons, including stuck drill strings and blow-outs).

     Footage contracts usually require the Company to bear some of the drilling costs in addition to providing the drilling rig. Under a footage contract, the Company would normally determine the manner of drilling and type of equipment to be used, subject to certain customer specifications, and would also bear the risk and expense of mechanical malfunctions, equipment shortages and other delays arising from drilling problems.

Compensation is based on a rate-per-foot-drilled basis at completion of the well. Prices of both footage and daywork contracts vary depending upon various factors such as the location, depth, duration and complexity of the well to be drilled, operating conditions and other factors peculiar to each proposed well.

     Under turnkey contracts, the Company contracts to drill a well to a contract depth under specified conditions and provides most of the equipment and services required. The Company bears the risk of drilling the well to the contract depth and is usually compensated substantially more than on wells drilled on a daywork or footage basis because the Company assumes substantially greater economic risk associated with drilling operations. If severe drilling problems are encountered in drilling wells under turnkey contracts, the Company could sustain substantial losses.

     The following table sets forth for each of the periods indicated the approximate percentage of the Company's drilling operation revenues attributable to daywork, footage and turnkey contracts:

                                                              YEAR ENDED DECEMBER 31,
                                                              ------------------------
                                                              1994      1995      1996
                                                              ----      ----      ----
Daywork.....................................................   32%       51%       52%
Footage.....................................................   65        45        40
Turnkey.....................................................    3         4         8

     Contract drilling operations depend on the availability of drill pipe and bits, fuel and qualified personnel, some of which have been in short supply from time to time. As favorable buying opportunities arise, the Company stockpiles bits and other drilling rig parts. Currently, there is a substantial shortage of drill pipe in the contract drilling industry in the United States. This shortage has caused the price of drill pipe to increase significantly over the past 36 months. In addition, new drill pipe must be placed on order at least 150 to 180 days in advance of expected use. See Item 7 -- "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources -- Results of Operations -- Comparison of the years ended December 31, 1996 and 1995" for information concerning the impact of this shortage on the Company's capital expenditures and operations.

     The Company's ability to drill wells for which it has contracts may be delayed by inclement weather. Sustained periods of inclement weather may have a material adverse effect on the Company's revenues and cash flows.

     CONTRACT DRILLING ACTIVITY. The following table sets forth certain information regarding the Company's contract drilling activity for each of the years in the three-year period ended December 31, 1996.

                                                              YEAR ENDED DECEMBER 31,
                                                              -----------------------
                                                              1994     1995     1996
                                                              -----    -----    -----
Number of wells drilled.....................................   460      395      464
Average rigs available for service..........................    31       36       42
Average rig utilization rate ...............................    76%      69%      76%

     CUSTOMERS. For the year ended December 31, 1996, the Company drilled wells for 95 nonaffiliated customers. This compares with 108 nonaffiliated customers for the year ended December 31, 1995. No customer for contract drilling accounted for 10% or more of the Company's consolidated revenues in the fiscal year ended December 31, 1996. The Company does not believe that the loss of any one customer would have a material adverse effect on the Company's operations.

     The Company's customers in the past 12 months have included Burlington Resources Oil & Gas Company, Chevron U.S.A., Enron Oil & Gas Company, IP Petroleum Company, Inc., Louis Dreyfus Natural Gas Company, Mitchell Energy Corporation, Mobil Exploration & Producing U.S., Inc., Snyder Oil Corporation, Swift Energy Company, Union Pacific Resources, Co. and Union Oil Company of California.

     As of December 31, 1996, the Company was drilling a total of 44 wells, 42 of which were for nonaffiliated customers. Twenty-eight of these total wells were located in the Permian Basin, five were located in the Hardeman Basin and 11 were located in South and Southeast Texas, primarily in the Austin Chalk Trend.

     DRILLING RIGS AND RELATED EQUIPMENT. The following table provides certain information concerning the drilling rigs owned by the Company as of the date of this report:

                   DEPTH RATING (FEET)                      MECHANICAL      DIESEL ELECTRIC
                   -------------------                      ----------      ---------------
 7,000 to 10,000..........................................       6                --
10,000 to 15,000..........................................      40(1)              7
15,000 to 22,000..........................................       4(2)              4(3)
                                                                --                --
     Totals...............................................      50                11
                                                                ==                ==

---------------

(1) Includes five inoperable rigs.

(2) Includes one inoperable rig.

(3) Includes two inoperable rigs.

     The Company owns 61 trucks and 84 trailers. This equipment is used to rig down, transport and rig up the Company's drilling rigs. The Company is not dependent upon third parties for these ancillary services, which contribute to increased operating efficiencies and reduced expenses.

     Most repair work and overhaul of the Company's drilling rig equipment is performed at the Company's yard facilities in Snyder, LaGrange, Victoria, San Angelo and Odessa, Texas. The Company believes that its operable drilling rigs and related equipment are in good operating condition. In addition to normal repair and maintenance expenses, the Company historically has spent significant funds for its ongoing program of modifying and upgrading its equipment.

OIL AND NATURAL GAS OPERATIONS

     GENERAL. The Company has been engaged in the development, exploration, acquisition and production of oil and natural gas since 1982. The Company's oil and natural gas activities are primarily concentrated in three operating areas of Texas: (i) the Austin Chalk Trend, (ii) the Permian Basin and (iii) South Texas. The Company has budgeted approximately $5,000,000 in capital expenditures for development of these three areas during 1997.

     The Company's strategy for its oil and natural gas operations is to increase its reserve base primarily through development drilling, as well as selected acquisitions of leasehold acreage and producing properties. The oil and natural gas operations complement the Company's land drilling operations by providing supplemental cash flow during downturns in the land drilling market. During the downturn in the land drilling market beginning in 1982, the Company's oil and natural gas operations provided supplemental cash flow through production and property sales. In addition, the oil and natural gas operations generate opportunities for the Company to participate in wells for which it serves as the land drilling contractor. At December 31, 1996, the Company was the operator of 245 wells, of which it was the drilling contractor for 54 wells.

     RECENT AND PROPOSED OPERATIONS. The Company has a significant concentration of proved developed reserves in the fractured carbonates of the Austin Chalk Trend, which is currently one of the most active oil and natural gas areas in the U.S. The primary producing intervals in the Austin Chalk Trend are the Austin Chalk, Buda and Georgetown formations. The Company's activities in the Austin Chalk Trend encompass Brazos, Fayette, Grimes and Robertson Counties, Texas. Since 1991, the Company has drilled and completed 20 horizontal wells in the Austin Chalk Trend, 19 of which are still producing, including four in 1996. One of the four wells is a re-entry of an existing well located in Robertson County, Texas. The well is a 4,700 foot horizontal lateral that was drilled and completed in the Georgetown formation during November 1996. Through March 11, 1997, the well produced 121,834 Bbls and was flowing naturally at a rate of approximately 1,024 Bbls per day as of March 11, 1997. The Company plans to put the well on artificial lift in the near future. The Company owns a 17.25% working interest in the well and in approximately 25,000 gross acres in

Robertson County surrounding the well. During January 1997, a confirmation offset well was spudded and was flowing naturally at a rate of approximately 1,120 Bbls per day as of March 11, 1997. No assurance can be given as to future rates of production from the wells or that any other well drilled on this acreage will produce oil in commercial quantities. In addition to the leasehold interests in the 25,000 gross acres in Robertson County, the Company has acquired leasehold interests in approximately 35,000 gross acres in other counties in the Austin Chalk Trend in order to provide flexibility in its horizontal drilling activities. The Company currently plans to drill approximately ten horizontal development wells in the Austin Chalk Trend in 1997 and has budgeted approximately $2,000,000 for this purpose. Some of these wells may be drilled on the Company's Robertson County acreage. The Company's average working interest in the acreage and horizontal wells, other than the Robertson County well described above and related Robertson County acreage, varies from approximately 15% to 25%.

     In the Permian Basin, the Company's reserves are concentrated in Borden, Dickens, Garza, Howard and Nolan Counties, Texas. During 1996, the Company increased its ownership in the North Nena Lucia Unit in Nolan County from approximately 18% to 40%. This unit is a waterflood project that covers 6,500 acres and is currently producing approximately 200 Bbls (gross) of oil per day and 1.1 MMcf (gross) of natural gas per day. The Company is the operator of the unit and plans to conduct a 3-D seismic survey across the unit beginning in the first quarter of 1997 at a cost to the Company of approximately $200,000. Depending on the results of the 3-D seismic survey, the Company anticipates participating in the drilling of the unit on 20 acre spacing. During the last half of 1995 and 1996, the Company completed three wells in the Happy Sprayberry area that are producing the maximum rate allowable by the State of Texas (92 Bbls (gross) of oil per day). The Company completed an 11 square mile 3-D seismic survey over its Happy Sprayberry area in 1996. The results of the interpretation of the seismic data have been completed, and the Company plans to drill a development well in the first quarter of 1997. Depending on the results of this well, the Company will consider participating in the drilling of an additional three to five wells in the Happy Sprayberry area during 1997. The Company's average working interest in the Happy Sprayberry area is approximately 23%. In the Permian Basin, the Company has budgeted approximately $2,300,000 for capital expenditures for 1997.

     In 1995 and 1996, the Company acquired three 3-D seismic surveys covering approximately 30 square miles in Jackson, Wharton and Victoria Counties of South Texas. The primary production objectives for these surveys are the Miocene, Frio, Yegua and Wilcox formations. The Company's acreage option position in these areas covers approximately 21,000 gross acres. During 1996, the Company participated in four Miocene, five Frio and one Yegua wells with an average working interest to the Company of approximately 15% to 17%. Of those 10 wells, eight wells were completed and seven are currently producing. The Company currently plans to participate in 10 wells during the first half of 1997 in the Miocene, Frio, Yegua or Wilcox formations and has budgeted approximately $500,000. During January 1997 a natural gas well, in which the Company owns a 14.25% working interest, was completed in the Wilcox formation in Jackson County, Texas. As of March 16, 1997, the well was producing at a rate of approximately 3.5 MMcf of natural gas per day. The Company also owns a 14.25% working interest in approximately 1,700 acres surrounding the well. An offsetting confirmation well is planned on this acreage in the first half of 1997. No assurance can be given as to future rates of production from the well or that the confirmation well or any other well drilled on the acreage will produce natural gas in commercial quantities.

     OIL AND NATURAL GAS RESERVES. The Company engaged M. Brian Wallace, P.E. Dallas, Texas, an independent petroleum engineer, to estimate the Company's proved developed reserves, projected future production and estimated future net revenues from production of proved developed reserves on its properties as of December 31, 1994, 1995 and 1996. Mr. Wallace's estimates were based upon a review of production histories and other geologic, economic, ownership and engineering data provided by the Company. In determining the estimates of the reserve quantities that are economically recoverable, Mr. Wallace used oil and natural gas prices and estimated average development and production costs provided by the Company.

     The following table sets forth information as of the end of each of the years in the three-year period ended December 31, 1996 derived from the reserve reports of Mr. Wallace. The present values (discounted at 10% before income taxes) of estimated future net revenues shown in the table are not intended to represent the current market value of the estimated oil and natural gas reserves owned by the Company. For further information concerning the present value of estimated future net revenue from these proved developed reserves, see Note 14 of Notes to Consolidated Financial Statements included as a part of Item 8 of this report.

                                                               AS OF DECEMBER 31,
                                                        ---------------------------------
                                                          1994        1995        1996
                                                        ---------   ---------   ---------
Proved Developed Reserves:
Oil (Bbls)............................................    600,069     756,942   1,062,427
Gas (Mcf).............................................  3,769,248   5,269,924   7,626,763
Total (BOE)...........................................  1,228,277   1,635,263   2,333,554
Estimated future net revenue before income taxes (in
  thousands)..........................................  $   8,627   $  13,813   $  25,637
Present value of estimated future net revenues before
  income taxes, discounted at 10% (in thousands)......  $   6,433   $  10,295   $  17,893

     The reserve data set forth above represents only estimates. The estimates are based on various assumptions and, therefore, are inherently imprecise. Actual future production, revenues, taxes, production costs and development costs may vary substantially from those assumed in the estimates. Any significant variance could materially affect the estimates set forth in this Form 10-K. In addition, the reserve data may be subject to upward or downward revisions depending upon, among other factors, production history and prevailing oil and natural gas prices. Oil and natural gas prices have fluctuated widely in recent years. There is no assurance that prices will be higher or lower than prices used in estimating the Company's reserves.

     PRODUCTION. The Company's wells in the Austin Chalk Trend and South Texas primarily produce natural gas and in the Permian Basin primarily produce oil. The following table sets forth the Company's net oil and natural gas production, average sales price and average production (lifting) costs associated with such production during the periods indicated.

                                                                YEAR ENDED DECEMBER 31,
                                                              ---------------------------
                                                               1994      1995      1996
                                                              -------   -------   -------
Average net daily production:
  Oil (Bbls)................................................      340       524       641
  Gas (Mcf).................................................    2,356     3,731     4,586
  Total (BOE)...............................................      733     1,146     1,406
Average sales prices:
  Oil (per Bbl).............................................  $ 16.40   $ 17.48   $ 20.99
  Gas (per Mcf).............................................     1.68      1.51      2.01
  Average production (lifting) costs (per BOE)..............     4.27      3.61      3.91

     PRODUCTIVE WELLS. The following table sets forth information regarding the number of productive wells in which the Company held a working interest as of December 31, 1996. One or more completions in the same well bore are counted as one well.

                                                              PRODUCTIVE WELLS
                                                              ----------------
                                                              GROSS       NET
                                                              -----      -----
Oil.........................................................   286       74.50
Gas.........................................................    63       12.62
                                                               ---       -----
          Total.............................................   349       87.12
                                                               ===       =====

     DEVELOPED AND UNDEVELOPED ACREAGE. The following table sets forth the developed and undeveloped acreage in which the Company owned a working or leasehold interest as of December 31, 1996:

                                                             DEVELOPED          UNDEVELOPED
                                                          ---------------    -----------------
                        LOCATION                          GROSS      NET      GROSS      NET
                        --------                          ------    -----    -------    ------
Austin Chalk Trend and South Texas......................   8,546    1,389     21,996     3,113
Permian Basin...........................................   5,040      851     84,365    21,997
                                                          ------    -----    -------    ------
          Total.........................................  13,586    2,240    106,361    25,110
                                                          ======    =====    =======    ======

     Many of the leases summarized in the table above as undeveloped acreage will expire at the end of their respective primary terms unless production has been obtained from the acreage subject to the lease prior to that date, in which event the lease will remain in effect until the cessation of production. The following table sets forth the gross and net acres subject to leases summarized in the table of undeveloped acreage that will expire.

                                                              LEASE ACRES EXPIRING
                                                              ---------------------
                       PERIOD ENDING:                           GROSS        NET
                       --------------                         ---------    --------
December 31, 1997...........................................     12,527       2,607
December 31, 1998...........................................     21,064       3,598
December 31, 1999 and later.................................     72,770      18,905
                                                                -------      ------
          Total.............................................    106,361      25,110
                                                                =======      ======

     DRILLING ACTIVITIES. The following table set forth the results of the Company's participation in the drilling of development and exploratory wells during each of the years ended December 31, 1994, 1995 and 1996.

                                                         DEVELOPMENT WELLS             EXPLORATORY WELLS
                                                    ----------------------------   --------------------------
                                                     PRODUCTIVE      DRY HOLES     PRODUCTIVE     DRY HOLES
 YEAR ENDED                                         -------------   ------------   -----------   ------------
DECEMBER 31,                                        GROSS    NET    GROSS   NET    GROSS   NET   GROSS   NET
------------                                        -----   -----   -----   ----   -----   ---   -----   ----
   1994...........................................   23      2.88     6      .87      2    .45    12     1.64
   1995...........................................   43      7.12    15     2.68      2    .24     4      .73
   1996...........................................   29      4.35    16     3.87      1    .16     6     1.00
                                                     --     -----    --     ----     --    ---    --     ----
          Total...................................   95     14.35    37     7.42      5    .85    22     3.37
                                                     ==     =====    ==     ====     ==    ===    ==     ====

     MARKETING OF CRUDE OIL AND NATURAL GAS. Crude oil is sold based upon 30-day automatically renewable contracts with oil purchasers. Prices vary as world oil prices fluctuate. Due to competitive conditions, the Company does not believe that the loss of any one of its major crude oil purchasers would have a material adverse effect on its business. The Company markets oil produced from Company operated wells through a wholly-owned subsidiary. A company owned in part by the son of Cloyce A. Talbott, the Company's Chairman of the Board and Chief Executive Officer, is a first purchaser of most of the oil produced from Company-operated leases. See Note 16 of Notes to Consolidated Financial Statements included as a part of Item 8 of this report.

     Most of the Company's natural gas is sold through third-party natural gas brokers at spot market prices and is transported to market by interstate pipelines. Contracts with these brokers are currently for less than five years and allow for prices to adjust to the marketplace. The Company believes that because of the competitive nature of the industry today, the loss of any one of its natural gas purchasers would not have a material adverse effect on its business. While the Company has not experienced any inability to market its natural gas, if transportation space in the pipelines is restricted or is unavailable, the Company's cash flow could be adversely affected.

     No customer for oil and natural gas accounted for more than 10% of the Company's consolidated revenues for the year ended December 31, 1996.

     TITLE TO OIL AND NATURAL GAS PROPERTIES. Title to the Company's oil and natural gas properties is subject to royalty, overriding royalty, carried working, and other similar interests and cost sharing arrangements customary in the oil and natural gas industry (including farmout agreements, operating agreements and joint venture arrangements), liens for current taxes not yet due, and to other minor defects and encumbrances. The Company believes that such burdens do not materially detract from the value of such properties or from the Company's interest therein or materially interfere with the operation of the Company's business.

     As is customary in the oil and natural gas industry in the case of undeveloped properties, an in-house title review is made prior to or at the time of acquisition. More comprehensive title investigations, including in most cases receipt of a title opinion of legal counsel, are generally made before commencement of drilling operations on undeveloped properties and also are generally made before consummation of an acquisition of developed properties.

COMPETITION

     CONTRACT DRILLING OPERATIONS. Demand for drilling rigs and utilization has improved from previous years. However, the contract drilling industry remains highly competitive. Price is generally the most important competitive factor in the drilling industry. Other competitive factors include the availability of drilling equipment and experienced personnel at or near the time and place required by customers, the reputation of the drilling contractor in the drilling industry and its relationship with existing customers. The Company believes that it competes favorably with respect to all of these factors. Competition is usually on a regional basis, although drilling rigs are mobile and can be moved from one region to another in response to increased demand. An oversupply of drilling rigs in any region may result. Demand for land drilling equipment is also dependent on the exploration and development programs of oil and natural gas companies, which are in turn influenced primarily by the financial condition of such companies, by general economic conditions, by prices of oil and natural gas and, from time to time, by political considerations and policies.

     It is impracticable to estimate the number of contract drilling competitors of the Company, some of which have substantially greater resources and longer operating histories than the Company. Also, in recent years, many drilling companies have consolidated or merged with other companies as a result of the downturn in the domestic contract drilling industry. Although this consolidation has decreased the total number of competitors, management of the Company believes that competition for drilling contracts will continue to be intense for the foreseeable future.

     OIL AND NATURAL GAS OPERATIONS. There is substantial competition for the acquisition of oil and natural gas leases suitable for exploration and for the hiring of experienced personnel. The Company's competitors in oil and natural gas exploration, development and production include major integrated oil and natural gas companies, numerous independent oil and natural gas companies, drilling and production purchase programs and individual producers and operators. The ability of the Company to increase its holdings of oil and natural gas reserves in the future is directly dependent upon the Company's ability to select, acquire and develop suitable prospects in competition with these companies. Many competitors have financial resources, staffs, facilities and other resources significantly greater than those of the Company.

GOVERNMENT REGULATION AND ENVIRONMENTAL

     The domestic drilling of oil and natural gas wells is subject to numerous state and federal laws, rules and regulations. State statutory provisions relating to oil and natural gas generally include requirements as to well spacing, waste prevention, production limitations, disposal of produced waters, pollution prevention and clean-up, obtaining drilling permits and similar matters. Within the state of Texas, where substantially all of the Company's operations are currently conducted, these regulations are principally enforced by the Texas Railroad Commission. To date, the Company has not been required to expend significant resources in order to satisfy applicable environmental laws and regulations. The Company does not anticipate any material capital expenditures for environmental control facilities or extraordinary expenditures associated with compliance with environmental rules and regulations in the foreseeable future. However, compliance costs under existing laws or under any new requirements could become material, and the Company could incur liability for noncompliance. The Company has not been fined or incurred liability for noncompliance, pollution or other environmental damage in connection with its operations and is not currently aware of any environmental hazards which would materially affect its operations, but it has not initiated environmental due diligence associated with its recent acquisitions.

     The contract drilling industry is dependent on demand for services from the oil and natural gas exploration industry and, accordingly, is affected by changing tax laws, price controls and other laws relating to the energy business generally. The Company's business is affected generally by political developments and by federal, state, foreign and local laws and regulations which relate to the oil and natural gas industry. The adoption of laws and regulations affecting the oil and natural gas industry for economic, environmental and other policy reasons could increase costs relating to drilling and production, which could have an adverse effect on the Company's operations. Several state and federal environmental laws and regulations currently apply to the Company's operations and may become more stringent in the future. Although the Company has utilized operating and disposal practices that were or are currently standard in the industry, hydrocarbons and other materials may have been disposed of or released in or under properties currently or formerly owned or operated by the Company or its predecessors in interest. In addition, some of these properties have been operated by third parties over whom the Company has no control as to such entities' treatment of hydrocarbon and other materials and the manner in which such materials may have been disposed of or released. The federal Comprehensive Environmental Response Compensation and Liability Act of 1980, as amended by the Superfund Amendments and Reauthorization Act of 1986 (collectively, "CERCLA"), and comparable state statutes impose strict liability on owners and operators of sites and on persons who disposed of, or arranged for the disposal of, "hazardous substances" found at sites. The Federal Resource Conservation and Recovery Act ("RCRA") and comparable state statutes govern the disposal of "hazardous wastes." Although CERCLA currently excludes petroleum from the definition of "hazardous substances," and RCRA also excludes certain classes of exploration and production wastes from regulation, such exemptions by Congress under both CERCLA and RCRA may be deleted, limited or modified in the future. If such changes are made to CERCLA and/or RCRA, the Company could be required to remove and remediate previously disposed of materials (including materials disposed of or released by prior owners or operators) from properties (including ground water contaminated with hydrocarbons) and to perform removal or remedial actions to prevent future contamination.

     The Federal Water Pollution Control Act ("FWPCA") and the Oil Pollution Act of 1990 ("OPA") and implementing regulations govern the prevention of discharges, including oil and produced water spills, and liability for damages into waters. The OPA is more comprehensive and stringent than previous oil pollution liability and prevention laws and imposes strict liability for a comprehensive and expansive list of damages from an oil spill into waters from facilities. Liability may be imposed for oil removal costs and a variety of public and private damages. Penalties may also be imposed for violation of federal safety, construction and operating regulations, and for failure to report a spill or to cooperate fully in a clean-up. The OPA also expands the authority and capability of the federal government to direct and manage oil spill clean-up and operations, plus requires operators to prepare oil spill response plans in cases where it can reasonably be expected that substantial harm will be done to the environment by discharges on or into navigable waters. The Company has spill protection control countermeasure (SPCC) plans in place for its oil and natural gas properties in each of the areas in which it operates. Failure to comply with ongoing requirements or inadequate cooperation during a spill event may subject a responsible party to civil or criminal actions. Although the liability for owners and operators is the same under the FWPCA, the damages recoverable under the OPA are potentially much greater and can include natural resource damages.

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

RISKS AND INSURANCE

     The Company's operations are subject to the many hazards inherent in the drilling business, including blow-outs, cratering, fires and explosions. These hazards could cause personal injury or death, suspend drilling operations or seriously damage or destroy the equipment involved and, in addition to environmental damage, could cause substantial damage to producing formations and surrounding areas. Damage to the environment, including property contamination in the form of either soil or ground water contamination, could also result from the Company's operations, particularly through oil or produced water spillage, natural gas leaks and extensive, uncontrolled fires. In addition, the Company could become subject to liability for reservoir damage. The occurrence of a significant event, including pollution or environmental damage, could materially affect the Company's operations and financial condition. As a protection against operating hazards, the Company maintains insurance coverage considered by the Company to be adequate, including all-risk physical damage, employer's liability, commercial general liability and workers compensation insurance. The Company currently has general liability insurance of $1,000,000 per occurrence with an aggregate of $3,000,000 and excess liability and umbrella coverages of up to $20,000,000 per occurrence with a $20,000,000 aggregate. The Company's customers generally require the Company to have at least $1,000,000 of third party liability coverage. Since April 1, 1992, the Company has carried workers' compensation insurance, with a deductible of $100,000 per occurrence. If multiple workers' compensation claims are filed, the Company could incur significant expenses, which in turn could have a material adverse impact on its financial condition and operations.

     The Company believes that it is adequately insured for public liability and property damage to others with respect to its operations. However, such insurance may not be sufficient to protect the Company against liability for all consequences of well disasters, extensive fire damage or damage to the environment. The Company also carries insurance to cover physical damage to or loss of its drilling rigs; however, it does not carry insurance against loss of earnings resulting from such damage or loss. In view of the difficulties that may be encountered in renewing such insurance at reasonable rates, no assurance can be given that the Company will be able to maintain the type and amount of coverage that it considers adequate at reasonable rates or that any particular types of coverage will be available.

HEADQUARTERS AND OTHER OFFICES

     The Company's headquarters are located in Snyder, Texas. The Company also has small offices in Austin, Houston and Midland, Texas and yard facilities in Snyder, LaGrange, Victoria, Odessa, Midland, San Angelo and Wichita Falls, Texas. The Company owns the headquarters, yards and a small office building in Midland, and leases its other offices. The Company's headquarters are located on approximately 64 acres in Snyder, Texas, and include an executive office building, office and shop facilities and storage facilities.

EMPLOYEES

     The number of personnel employed by the Company will fluctuate depending upon the number of operable drilling rigs, the Company's rig utilization rate and the related demand for the Company's contract drilling services. Currently, the Company employs approximately 60 office personnel and approximately 850 to 1,000 field personnel. The Company believes its employee relations to be satisfactory. None of the Company's employees is represented by a union.

ITEM 3. LEGAL PROCEEDINGS.

     The Company is party to various legal proceedings arising in the normal course of its business. Management of the Company does not believe that the outcome of these proceedings will have a material adverse effect on the financial condition of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

                 ---------------------------------------------

             CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

     The Company is including the following cautionary statement to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 for any forward-looking statement made by, or on behalf of, the Company. The factors identified in this cautionary statement are important factors (but not necessarily all of the important factors) that could cause actual results to differ materially from those expressed in any forward-looking statement made by, or on behalf of, the Company. Where any such forward-looking statement includes a statement of the assumptions or bases underlying such forward-looking statement, the Company cautions that, while it believes such assumptions or bases to be reasonable and makes them in good faith, assumed facts or bases almost always vary from actual results, and the differences between assumed facts or bases and actual results can be material, depending upon the circumstances. Where, in any forward-looking statement, the Company, or its management, expresses an expectation or belief as to the future results, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will result, or be achieved or accomplished. Taking into account the foregoing, the following are identified as important risk factors that could cause actual results to differ materially from those expressed in any forward-looking statement made by, or on behalf of, the Company:

     VOLATILITY OF OIL AND NATURAL GAS PRICES. The Company's revenue, profitability and future rate of growth are substantially dependent upon prevailing prices for oil and natural gas, both with respect to its contract drilling operations and its oil and gas operations. In recent years, oil and natural gas prices and, therefore, the level of drilling, exploration, development and production, have been extremely volatile. Prices are affected by market supply and demand factors as well as actions of state and local agencies, the U.S. and foreign governments and international cartels. All of these factors are beyond the control of the Company. Any significant or extended decline in oil and/or natural gas prices will have a material adverse effect on the Company's financial condition and operations and could impair access to sources of capital.

     MARKET CONDITIONS FOR CONTRACT DRILLING SERVICES. The contract drilling business is currently experiencing increased demand for drilling services due to stronger oil and gas prices. However, the market for onshore contract drilling services has generally been depressed since mid-1982, when crude oil and natural gas prices began to weaken. A particularly sharp decline in demand for contract drilling services occurred in 1986 because of the world-wide collapse in oil prices (to approximately $10.00 per Bbl in April 1986 in the U.S.). Since this time and except during the occasional upturns, there have been substantially more drilling rigs available than necessary to meet demand in most operating and geographic segments of the domestic drilling industry. As a result, drilling contractors have had difficulty sustaining profit margins. In addition to adverse effects that future declines in demand could have on the Company, ongoing movement or reactivation of onshore drilling rigs or new construction of drilling rigs could adversely affect rig utilization rates and pricing, even in an environment of stronger oil and natural gas prices and increased drilling activity. The Company cannot predict either the future level of demand for its contract drilling services or future conditions in the contract drilling industry.

     SHORTAGE OF DRILL PIPE IN THE CONTRACT DRILLING INDUSTRY. There is a growing shortage of drill pipe in the contract drilling industry in the U.S. This shortage has caused the price of drill pipe to increase significantly over the past 36 months and has required orders for new drill pipe to be placed at least 150 to 180 days in advance of expected use. The price increase and the delay in delivery has caused the Company to substantially increase capital expenditures in its contract drilling segment over the past 36 months, primarily with respect to new drill pipe purchases. In the event the shortage continues, the Company may be unable to obtain the drill pipe required for its contract drilling operations.

     MANAGEMENT OF GROWTH. The Company has experienced rapid and substantial growth over the past three years, particularly in its contract drilling segment, and intends to further expand its drilling fleet through selected acquisitions. Continued growth could strain the Company's management, operations, employees and resources. There can be no assurance that the Company will be able to manage growth effectively or that it will be successful in maintaining the market share attributable to operable drilling rigs acquired by the Company. If the Company is unable to manage its growth, its business, results of operations or financial condition could be materially adversely affected.

     ABILITY TO GROW THROUGH ACQUISITIONS. The Company's growth has been enhanced materially by strategic acquisitions that have substantially increased the Company's drilling rig fleet. One element of the Company's strategy is to make acquisitions in markets in which it currently operates. While the Company believes that the land drilling industry is highly fragmented and that significant acquisition opportunities are available, there can be no assurance that suitable acquisition candidates can be found, and the Company is likely to face competition from other companies for available acquisition opportunities. In addition, if the prices paid by buyers of drilling rigs remain at current levels or continue to rise, the Company may find fewer acceptable acquisition opportunities. There can be no assurance that the Company will have sufficient capital resources to complete acquisitions, that acquisitions can be completed on terms acceptable to the Company or that any completed acquisition would improve the Company's financial condition, results of operations, business or prospects in any material manner.

     LABOR SHORTAGES. Increases in domestic drilling demand since mid-1995 and recent increases in contract drilling activity have resulted in a shortage of qualified drilling rig personnel in the industry. If the Company is unable to attract and retain sufficient qualified personnel, its ability to market and operate its drilling rigs will be restricted. Further, labor shortages could result in wage increases, which could reduce the Company's operating margins.

     RELIANCE ON KEY PERSONNEL. The Company is highly dependent upon its executive officers and key employees. The unexpected loss of the services of any of these individuals, particularly Cloyce A. Talbott or A. Glenn Patterson, the Chief Executive Officer and the President of the Company, respectively, could have a detrimental effect on the Company. The Company has no employment agreements with any of its executive officers. The Company maintains key man insurance on the lives of Messrs. Talbott and Patterson in the amount of $3 million each.

     RISKS OF OIL AND NATURAL GAS EXPLORATION, DEVELOPMENT AND PRODUCTION. The search for oil and natural gas often results in unprofitable efforts, not only from dry holes, but also from wells which, though productive, do not produce oil or natural gas in sufficient quantities to return a profit on the costs incurred. No assurance can be given that any oil or natural gas reserves located by the Company in the future will be commercially productive. In addition, the cost of drilling, completing and operating wells is often uncertain, and drilling may be delayed or canceled as a result of many factors, including unacceptably low oil and natural gas prices, oil and natural gas property title problems, inclement weather conditions and financial instability of well operators and working interest owners. Furthermore, the availability of a ready market for the Company's oil and natural gas depends on numerous factors beyond its control, including demand for and supply of oil and natural gas, general economic conditions, proximity of natural gas reserves to pipelines, weather conditions and government regulation.

     COMPETITION. The Company encounters intense competition in its contract drilling operations from other drilling contractors. The competitive environment for contract drilling services involves such factors as drilling rates, availability and condition of drilling rigs and equipment, reputation and customer relations. The Company faces strong competition from major oil companies, independent oil and natural gas companies and individual producers and operators in acquiring oil and natural gas leases for exploration and development. Many of the competitors in each of the Company's lines of business have substantially greater financial and other resources than the Company.

     OPERATING HAZARDS AND UNINSURED RISKS. Contract drilling and oil and natural gas activities are subject to a number of risks and hazards which could cause serious injury or death to persons, suspension of drilling operations and serious damage to equipment or property of others and, in addition to environmental damage, could cause substantial damage to producing formations and surrounding areas. Damages to the environment could result from the Company's operations, particularly through oil spills, gas leaks, discharges of toxic gases or extensive uncontrolled fires. In addition, the Company could become subject to liability for reservoir damages. The occurrence of a significant event, including pollution or environmental damage, could materially affect the Company's operations and financial condition. Although the Company believes that it is adequately insured against normal and foreseeable risks in its operations in accordance with industry standards, such insurance may not be adequate to protect the Company against liability from all consequences of well disasters, extensive fire damage or damage to the environment. No assurance can be given that the Company will be able to maintain adequate insurance in the future at rates it considers reasonable or that any particular types of coverage will be available. Furthermore, a portion of the Company's contract drilling is done on a turnkey basis, which involves substantial economic risks.

     ENVIRONMENTAL AND OTHER GOVERNMENTAL REGULATION MATTERS. The Company's operations are subject to numerous domestic laws and regulations that relate directly or indirectly to the drilling of oil and natural gas wells, including laws and regulations controlling the discharge of materials into the environment, requiring removal and cleanup under certain circumstances or otherwise relating to the protection of the environment. Laws and regulations protecting the environment have generally become more stringent in recent years, and may in certain circumstances impose strict liability, rendering a person liable for environmental damage without regard to negligence or fault on the part of such person. To date, the Company has not been required to expend significant resources in order to comply with applicable environmental laws and regulations nor has it incurred any fines or penalties for noncompliance. However, compliance costs under existing legal requirements and under any new requirements could become material, and the Company could incur liability in the future for noncompliance. Additional matters subject to governmental regulation include discharge permits for drilling operations, performance bonds, reports concerning operations, spacing of wells, unitization and pooling of properties, disposal of produced water and taxation. From time to time, regulatory agencies have imposed price controls and limitations on production by restricting the rate of flow of oil and natural gas wells below actual production capacity in order to conserve supplies of oil and natural gas. In addition, although the Company performed visual inspections on three yards acquired by it during 1996, the Company did not obtain Phase I environmental reports on any of the yards, which reports, if obtained, may have revealed potential environmental liabilities not otherwise apparent from the Company's visual inspection. The Company typically does not have indemnifications from the respective sellers of the yards for preclosing environmental liabilities. Accordingly, any loss resulting from environmental liabilities from any of these yards, or from any other properties acquired or sold by the Company or its predecessors in interest, may be borne by the Company.

     UNCERTAINTY OF OIL AND NATURAL GAS RESERVE ESTIMATES. Estimates of the Company's proved developed reserves and future net revenues are based on engineering reports prepared by an independent petroleum engineer based upon a review of production histories and other geologic, economic, ownership and engineering data provided by the Company. These estimates are based on several assumptions that the Securities and Exchange Commission requires oil and natural gas companies to use, including for example, constant oil and natural gas prices. Such estimates are inherently imprecise indications of future net revenues. Actual future production, revenues, taxes, production costs and development costs may vary substantially from those assumed in the estimates. Any significant variance could materially affect the estimates. In addition, the Company's reserves might be subject to upward or downward adjustment based on future production, results of future exploration and development, prevailing oil and natural gas prices and other factors.

                 ---------------------------------------------

                                    GLOSSARY

     The following are definitions of certain industry terms used in this report:

Bbls.......................  Refers to barrels of 42 U.S. gallons and represents the basic unit for measuring the production of crude oil and condensate.

BOE........................  Refers to barrels of oil equivalent. In reference to natural gas, natural gas equivalents are determined using the rate of six Mcf of natural gas (including natural gas liquids) to one Bbl of crude oil or condensate.

Completion.................  Those processes necessary before production occurs from a well and after the drillers have reached the producing formation.

Developed Acreage..........  Lease acres spaced or assigned to productive wells.

Development Well...........  A well drilled within the proved area of an oil or gas reservoir to a depth known to be productive.

Dry Hole...................  An exploratory or development well found to be incapable of producing either oil or gas in paying quantities (i.e., proceeds of production exceed operating expenses).

Exploratory Well...........  A well drilled to find and produce oil and gas in an unproved area, to find a new reservoir in a field previously found to be productive of oil or gas in another reservoir, or to extend a known reservoir.

Formation..................  A succession of sedimentary beds that were deposited continuously and under the same general condition. Formations are usually named for the town or area in which they were first recognized, often at the place where the formation outcrops.

Gross Acre.................  An acre in which a working interest is owned. The number of gross acres is the total number of acres in which a working interest is owned.

Gross Well.................  A well in which a working interest is owned. The number of gross wells is the total number of wells in which a working interest is owned.

Horizontal Drilling........  High angle directional drilling with lateral penetration of one or more productive reservoirs.

Leasehold Interest.........  Full or partial interest in oil and gas mineral rights, fee rights, or other rights authorizing the owner of such interest to drill for, produce, and sell oil and gas upon payment of delay rentals, bonuses, and/or royalties. Leases are generally acquired from federal and state governments and private landowners.

MBOE.......................  Refers to 1,000 BOE.

MMcf.......................  Refers to a volume of 1,000,000 cubic feet under prescribed conditions of pressure and temperature.

Mcf........................  Refers to a volume of 1,000 cubic feet under prescribed conditions of pressure and temperature and represents the basic unit for measuring volumes of produced gas.

Net Acre...................  Deemed to exist when the sum of the fractional ownership working interests in gross acres equals one. The number of net acres is the sum of the fractional ownership working interests owned in gross acres expressed as whole numbers and fractions thereof.

Net Well...................  Deemed to exist when the sum of fractional ownership working interests in gross wells equals one. The number of net wells is the sum of the fractional ownership working interests owned in gross wells expressed as whole numbers and fractions thereof.

Productive Well............  A well that is found capable of producing oil and/or gas in paying quantities.

Proved Reserves............  Estimated quantities of crude oil, natural gas, and natural gas liquids which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic conditions; i.e., prices and costs as of the date the estimate is made.

Proved Developed
Reserves...................  Proved oil and gas reserves which can be expected to be recovered through existing wells with existing equipment and operating methods.

Rig Utilization Rate or
  Utilization Rate.........  Rig utilization is based on a 365-day year for rigs available for service during the periods indicated. A rig is utilized when it is operating or being moved, assembled or dismantled under contract.

Undeveloped Acreage........  Leased acres on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil and gas, regardless of whether such acreage contains proved reserves.

Working Interest...........  The operating interest under a lease, the owner of which has the right to explore for and produce oil and gas covered by the lease. The full working interest bears 100% of the costs of exploration, development, production and operation, and is entitled to the portion of the gross proceeds of production which remains after proceeds allocable to royalty and overriding royalty interests or other lease burdens have been deducted.

3-D Seismic................  Seismic data that yields a three-dimensional picture of the subsurface.

                 ---------------------------------------------

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     The Company's common stock, par value $0.01 per share is publicly traded on the Nasdaq National Market and is quoted under the symbol "PTEN."

     The following table sets forth the high and low sales prices of the Company's common stock for the periods indicated:

                            1995                               HIGH      LOW
                            ----                              ------    ------
First quarter...............................................  $ 7.75    $ 6.00
Second quarter..............................................   10.25      7.00
Third quarter...............................................   13.88      9.25
Fourth quarter..............................................   14.63     10.50

                            1996
                            ----
First quarter...............................................  $15.63    $11.25
Second quarter..............................................   18.13     13.25
Third quarter...............................................   20.25     15.00
Fourth quarter..............................................   30.25     17.50

     As of March 19, 1997, there were approximately 240 holders of record of the Company's common stock.

     The Company has not declared or paid cash dividends on its common stock in the past and does not expect to declare or pay any cash dividends on its common stock in the foreseeable future. The Company instead intends to retain its earnings to support the operations and growth of its business. Any future cash dividends would depend on future earnings, capital requirements, the Company's financial condition and other factors deemed relevant by the Board of Directors.

     The following subparagraphs set forth information concerning equity securities sold by the Company during 1996 but not registered under the Securities Act of 1993, as amended (the "Act"):

        (a) During November 1996, the Company issued a total of 20,000 shares of its common stock to a consultant of the Company pursuant to the exercise by the consultant of stock options previously granted to him as partial compensation for public relation services rendered to the Company. The exercise price for the shares was $9.625 per share or a total of $192,500. No underwriter was involved in the transaction, and no sales commissions, fees or similar compensation were paid to any person in connection with the issuance of the shares. The Company believes that the issuance of the shares was exempt from the registration requirements of Section 5 of the Act by virtue of Section 4(2), as a transaction not involving a public offering. More specifically, the Company believes that the consultant was able to fend for himself with access to information upon which an investment decision could be made.

          (b) During July 1996, a total of 38,224 shares were issued to a total of nine persons pursuant to the exercise of redeemable warrants initially issued by the Company to the underwriters of the Company's initial public offering ("IPO") in November 1993 (the "IPO Underwriters"). The underwriters' warrants were transferred to each of the respective nine persons by the underwriters in April 1994. The exercise price of the redeemable warrants was $7.50 per share, and the exercise was effected on a cashless basis. Each of the nine persons was an officer or otherwise affiliated with one of the two IPO Underwriters at the time of the IPO. No sales commissions, fees or similar compensation were paid to any person in connection with the issuance of the shares. The registrant believes the issuance of the shares was exempt from the registration requirements of
     Section 5 of the Act by virtue of Section 4(2), as transactions not involving a public offering. More specifically, each of the nine persons was able to fend for himself with access to information upon which an investment decision could be made.

          (c) During June and July 1996, options to purchase a total of 7,000 shares were granted under the Company's Non-Employee Directors' Stock Option Plan to three of the Company's directors: Robert C. Gist -- options to purchase 1,000 shares; Kenneth E. Davis -- options to purchase 1,000 shares; and Vincent A. Rossi, Jr. -- options to purchase 5,000 shares. No sales commissions, fees or similar compensation were paid to any person in connection with the grant of those options. The Company believes that the grant of the options and the continuing offer of the shares underlying the options was and is exempt from the registration requirements of Section 5 of the Act by virtue of Section 4(2) thereof, as transactions not involving a public offering. More specifically, each of the optionees is a director of the Company and is able to fend for himself with access to information upon which an investment decision can be made.

          (d) During December 1996, the Company issued a total of 52,000 shares of its common stock and a $400,000 principal amount promissory note to three privately-held corporations and a general partnership (collectively, the "Sellers") as consideration for the purchase by the Company of three drilling rigs. The market value of the shares on the date of issuance thereof was $27.50 or an aggregate of $1,430,000. The names of the Sellers were: Rig I Group, Inc. ("Rig I"), Phoenix Drilling, Inc., ("Phoenix"), Welch & Howell Drilling, Inc. ("Welch & Howell") and Imperial Equipment Co. ("Imperial"). Each of the Sellers was located in California, with Rig I, Phoenix and Welch & Howell being California corporations and Imperial a California general partnership. The shares were variously issued to Rig I, Phoenix and Imperial and the note was issued to Welch & Howell, in each case based on the ownership of each of those entities in the three drilling rigs. No underwriter was involved in the transaction and no sales commissions, fees or similar compensation were paid to any person in connection with the issuance of the shares and the note. The Company believes that the issuance of the shares and the note was exempt from the registration requirements of Section 5 of the Act by virtue of Rule 506 under Regulation D of the Act. A Form D relating to this transaction and the issuance of the shares and the note was filed with the Securities and Exchange Commission on or about December 18, 1996. The Company believes that all conditions to reliance on Rule 506 were met.

ITEM 6. SELECTED FINANCIAL DATA.

     The selected consolidated financial data of the Company as of December 31, 1993, 1994, 1995 and 1996 and for each of the four years then ended were derived from the consolidated financial statements of the Company which have been audited by Coopers & Lybrand L.L.P., independent accountants. This financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements" and related notes thereto, included as Items 7 and 8, respectively, of this report. The data presented as of December 31, 1992 and for the year then ended has not been audited and was prepared by the Company using stand alone audited financial statements of the Company and Tucker for that period. The Company's previously reported data for the periods prior to 1996 have been restated to reflect the Tucker merger under the pooling of interests method of accounting.

                                                               YEAR ENDED DECEMBER 31,
                                                 ---------------------------------------------------
                                                    1992        1993      1994      1995      1996
                                                 -----------   -------   -------   -------   -------
                                                 (UNAUDITED)
                                                        (IN THOUSANDS, EXCEPT PER SHARE DATA)
INCOME STATEMENT DATA:
Operating revenues:
  Drilling.....................................    $34,417     $37,746   $54,823   $57,599   $73,590
  Oil and gas..................................      4,171       5,147     4,707     6,845    10,118
                                                   -------     -------   -------   -------   -------
          Total................................     38,588      42,893    59,530    64,444    83,708
                                                   -------     -------   -------   -------   -------
Operating costs and expenses:
  Drilling.....................................     29,376      30,631    43,036    46,505    59,564
  Oil and gas..................................      1,800       1,920     2,654     2,828     4,014
  Depreciation, depletion and amortization.....      4,338       4,655     4,912     7,523     9,960
  General and administrative...................      3,686       4,014     4,793     5,063     5,416
                                                   -------     -------   -------   -------   -------
          Total................................     39,200      41,220    55,395    61,919    78,954
                                                   -------     -------   -------   -------   -------
Operating income (loss)........................       (612)      1,673     4,135     2,525     4,754
                                                   -------     -------   -------   -------   -------
Other income (expense).........................        595          66       679      (111)   (2,737)
                                                   -------     -------   -------   -------   -------
Income (loss) before income taxes and
  extraordinary items..........................        (17)      1,739     4,814     2,414     2,017
Income tax expense (benefit)...................        391         123      (193)     (787)   (2,254)
                                                   -------     -------   -------   -------   -------
Income (loss) before extraordinary items.......       (408)      1,616     5,007     3,201     4,271
Extraordinary items............................        458          --        --        --        --
                                                   -------     -------   -------   -------   -------
Net income.....................................    $    50     $ 1,616   $ 5,007   $ 3,201   $ 4,271
                                                   =======     =======   =======   =======   =======
Net income per common share:
  Primary......................................    $  0.02     $  0.51   $  1.24   $  0.73   $  0.86
                                                   =======     =======   =======   =======   =======
  Assuming full dilution.......................    $  0.02     $  0.51   $  1.24   $  0.71   $  0.85
                                                   =======     =======   =======   =======   =======
Weighted average number of common shares
  outstanding:
  Primary......................................      3,073       3,176     4,030     4,379     4,953
                                                   =======     =======   =======   =======   =======
  Assuming full dilution.......................      3,073       3,176     4,030     4,521     5,021
                                                   =======     =======   =======   =======   =======
BALANCE SHEET DATA:
Total assets...................................    $27,877     $33,920   $49,509   $62,991   $87,913
Notes payable..................................      4,374       2,459     6,886    13,816    25,849
Stockholders' equity...........................     17,044      23,385    30,310    37,656    43,482

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     This Item 7 contains forward-looking statements which are made pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. These statements include, without limitation, statements relating to liquidity, financing of operations, continued volatility of oil and natural gas prices, estimates of, and budgets for, capital expenditures in the oil and natural gas segment and upgrades for certain of the drilling rigs acquired by the Company in 1996, source and sufficiency of funds required for capital needs and additional rig acquisitions (if further opportunities arise), future utilization of net operating loss carryforwards, impact of inflation on the Company's financial position and impact of Statement of Financial Accounting Standards No. 128 on the Company's earnings per share, and other such matters. The words "believes," "budgeted," "expects" or "estimates" and similar expressions identify forward-looking statements. The Company does not undertake to update, revise or correct any of the forward-looking information. Readers are cautioned that such forward-looking statements should be read in conjunction with the Company's disclosures under the heading: "Cautionary Statement for Purposes of the 'Safe Harbor' Provisions of the Private Securities Litigation Reform Act of 1995" beginning on page 13.

LIQUIDITY AND CAPITAL RESOURCES

     As of December 31, 1996, Patterson had working capital of approximately $17,592,000 and cash and cash equivalents of approximately $3,494,000 as compared to working capital of approximately $14,682,000 and cash and cash equivalents of approximately $9,344,000 as of December 31, 1995. For the year ended December 31, 1996, the Company generated net cash from operations of approximately $4,654,000, borrowed additional funds in the amount of $17,469,000 and received approximately $914,000 from the exercise of stock options. These funds, along with $3,156,000 of proceeds from the sale of property and equipment and the maturity of investment securities, were used primarily to acquire drilling and related equipment of approximately $19,867,000, to fund leasehold acquisition, exploration and development of approximately $4,106,000, and to reduce and payoff certain notes payable of $5,837,000. In 1995, the Company generated net cash from operations of approximately $9,534,000 and received cash from financing activities of $10,354,000. These funds, which included proceeds from notes payable in the amount of $9,375,000, along with approximately $2,602,000 of proceeds from the sale of property and equipment and the maturity of investment securities, were used to acquire drilling equipment and other related equipment of approximately $14,799,000, to fund oil and gas leasehold acquisition, exploration and development of approximately $5,107,000 and to reduce indebtedness for borrowed funds by approximately $2,444,000.

     The Company's capital expenditures during 1994, 1995 and 1996 were as follows:

                                                           YEAR ENDED DECEMBER 31,
                                                        -----------------------------
                                                         1994       1995       1996
                                                        -------    -------    -------
                                                               (IN THOUSANDS)
Contract drilling:
  Acquisitions........................................  $ 4,500    $ 5,256    $13,080
  Modifications, upgrades and drill pipe purchases....    4,149      9,543      6,787
Oil and natural gas...................................    2,968      5,107      4,106
                                                        -------    -------    -------
          Total.......................................  $11,617    $19,906    $23,973
                                                        =======    =======    =======

     Beginning in the third quarter of 1995, the Company accelerated its drill pipe replacement program in response to anticipated shortages of drill pipe and related increases in prices. During the two fiscal years ended December 31, 1996 the Company spent approximately $9,125,000 for new drill pipe, representing 26% of total capital expenditures for contract drilling during that period.

     During 1996, the Company's oil and natural gas segment incurred capital expenditures of approximately $4,106,000 relating primarily to its activities in the Austin Chalk Trend, South Texas and in the Permian Basin. The Company has budgeted approximately $5,000,000 in capital expenditures for 1997, consisting of approximately $2,000,000 for the development of its properties in the Austin Chalk Trend, $500,000 in South Texas and $2,500,000 in the Permian Basin.

     Through several acquisitions, the Company has expanded its operable drilling rig fleet, adding 48 drilling rigs (39 currently operable) in three years, and has also enhanced its ability to upgrade and maintain its fleet using the additional parts and equipment acquired in these transactions. In 1994, the Company acquired certain assets of Questor Drilling Corp. for $6,375,000 consisting of $4,500,000 in cash and 250,000 shares of the Company's common stock. These assets included nine drilling rigs. During October 1996, the Company acquired Sledge for a net purchase price of $8,900,000. Included with the six drilling rigs acquired in this transaction was an inventory of drilling equipment valued by the Company at approximately $4,411,000. The Company acquired 15 (six operable) additional drilling rigs and other related assets in two separate transactions during the last two months of 1996 for a total purchase price of approximately $4,180,000, consisting of approximately $2,350,000 in cash, a $400,000 promissory note and 52,000 shares of the Company's common stock. The Company has budgeted approximately $7,500,000 to modify and upgrade these drilling rigs. See Items 1 and 2 "Business and Properties -- Recent Acquisitions" and Note 2 of Notes to Consolidated Financial Statements included as a part of Item 8 of this report for further discussion of the Company's acquisitions.

     During September 1996, the Company entered into a credit facility with The CIT Group/Equipment Financing, Inc. ("CIT") under which the Company borrowed approximately $22,000,000. The proceeds from the loan were used to repay loans of approximately $3,800,000 and $7,700,000 to U.S. Bancorp Leasing and Financing, Inc. and CIT, respectively, and to fund the cash portion of the purchase price in the Sledge acquisition. Amounts outstanding under the CIT loan were repaid in February 1997 with proceeds provided by the Company's equity offering completed during January 1997. See Notes 5 and 17 of Notes to Consolidated Financial Statements included as a part of Item 8 of this report.

     Management believes that the current level of cash and short-term investments, together with cash generated from operations should be sufficient to meet the Company's immediate capital needs. From time to time, the Company reviews acquisition opportunities relating to its business segments. While the Company has no definitive agreements to acquire additional assets, suitable opportunities may arise in the future. The timing, size or success of any acquisition and the associated capital commitments are unpredictable. Should further opportunities for growth requiring additional capital arise, the Company believes it would be able to satisfy these needs through a combination of working capital, cash generated from operations and either debt or equity financing. However, there can be no assurance that such capital will be available.

RESULTS OF OPERATIONS

     THE FOLLOWING RESULTS OF OPERATIONS IS BASED SOLELY ON HISTORICAL FINANCIAL INFORMATION THAT HAS BEEN RESTATED TO REFLECT THE MERGER OF THE COMPANY AND TUCKER ON JULY 30, 1996 UNDER THE POOLING OF INTERESTS METHOD OF ACCOUNTING.

  COMPARISON OF THE YEARS ENDED DECEMBER 31, 1996 AND 1995

     For the year ended December 31, 1996, contract drilling revenues were approximately $73.6 million as compared to $57.6 million for the same period in 1995, an increase of 28%. Average rig utilization for the same comparative periods increased by approximately 7% to 76% for the year ended December 31, 1996. Direct drilling costs for each of the years ended December 31, 1996 and 1995 were approximately $59.6 million and $46.5 million, respectively, representing approximately 81% of related contract drilling revenues for each of the two years. The increase in contract drilling revenues and direct drilling costs was due primarily to the acquisition of 13 operable drilling rigs during October, November and December of the fiscal year ended 1996 and the increase in the average rig utilization rate attained during the year. General and administrative expense for the contract drilling segment was approximately $4.0 million and $3.7 million for the years ended December 31, 1996 and 1995, respectively. Depreciation expense was approximately $6.8 million for the year ended December 31, 1996 as compared to $5.1 million in 1995. The increase in depreciation expense was due primarily to the Company's significant purchases of approximately $5.9 million of new drill pipe during the 15 months ended December 31, 1996 as well as, the aforementioned additions to the Company's operable drilling rig fleet. These higher levels of depreciation expense will continue for the foreseeable future. For the year ended December 31, 1996, income from operations of this segment was approximately $3.9 million as compared to approximately $3.4 million in 1995.

     Oil and natural gas revenues were approximately $8.3 million for the year ended December 31, 1996, as compared to approximately $5.4 million in 1995. The volume of crude oil and natural gas sold increased by 17% in 1996, as compared to 1995. The average price per Bbl was $20.99 in 1996, as compared to $17.48 in 1995, and the average price per Mcf of natural gas was $2.01 in 1996 as compared to $1.51 in 1995. Lease operating and production costs were $3.91 per BOE in 1996, as compared to $3.61 per BOE in 1995. General and administrative expense for the oil and gas segment was approximately $1.4 million for each of the years ended December 31, 1995 and 1996. Exploration costs increased by approximately 26% to approximately $466,000 for the year ended December 31, 1996 as a result of the addition of an exploration office in West Texas as well as the Company's continued utilization of 3-D seismic technology in its exploration and production operations. Depreciation, depletion and amortization expense was approximately $3.1 million in 1996, as compared to $2.4 million in 1995. This increase was largely attributable to increased volumes of production as described above. In 1996, impairment of certain of the Company's oil and gas properties resulted in approximately $549,000 of expense as compared to $159,000 for the same period ended in 1995. Other revenues generated from the oil and natural gas segment, consisting primarily of fees generated from the lease operating activities of the segment, were approximately $1.8 million and $1.4 million at December 31, 1996 and 1995, respectively. For the year ended December 31, 1996, income from operations of the oil and gas segment was approximately $1.6 million compared to a loss of approximately $51,000 for the same period in 1995.

     For the year ended December 31, 1996, interest expense was approximately $1.6 million as compared to $1.1 million in 1995. The increase was primarily attributable to an approximate 92% increase in the average outstanding principal balance of notes payable. Additional general corporate expense of approximately $2.3 million was incurred during the year ended December 31, 1996 relative to the acquisition of Tucker. In 1996, the Company recognized a net gain on the sale of certain fixed assets of approximately $546,000 as compared to approximately $374,000 recognized a year earlier. The increase was attributable to the sale of six drilling rig generator sets and approximately 25,000 feet of used drill pipe.

     In 1996, the Company recorded net income tax benefits of approximately $2.3 million as compared to approximately $787,000 in 1995. The increase was attributable to approximately $2.4 million of net deferred tax benefit generated in the current year which was primarily a result of a 100% reduction of the valuation allowance against existing deferred tax assets. The Company's deferred tax assets consist primarily of net operating loss carryforwards which management believes will be utilized in future periods to offset the net earnings of those fiscal periods.

  COMPARISON OF THE YEARS ENDED DECEMBER 31, 1995 AND 1994

     For the year ended December 31, 1995, contract drilling revenues were approximately $57.6 million as compared to $54.8 million for the same period in 1994, an increase of 5%. Direct contract drilling costs for 1995 and 1994 were approximately $46.5 million and $43.0 million, respectively, representing approximately 81% of contract drilling revenues in 1995 as compared to 78% in 1994. Average rig utilization was 69% in 1995 as compared to 76% in 1994. The increase in contract drilling revenues and direct contract drilling costs was due primarily to the increased number of drilling rigs included in the Company's operating drilling fleet. The decrease in gross profit margin in 1995 was due to a decrease in rig utilization and certain contracts being renegotiated from footage to daywork contracts. The daywork contracts resulted in lower revenues and costs per day and lower risk and profitability for the Company. General and administrative expense for the contract drilling segment was approximately $3.7 million in 1995 as compared to approximately $3.6 million in 1994. The increase in general and administrative expense was due primarily to the increase in lease payments of the aircraft used by the Company, starting in January 1995, from $4,500 to $9,200 per month, the increase in fuel costs due to increased usage of the plane during 1995 and increased compensation payments made to one of the Company's investor relations consultants. Depreciation expense for the contract drilling segment was approximately $5.0 million in 1995 as compared to $3.5 million in 1994. The increase in depreciation expense was due primarily to the Company's significant purchases of new drill pipe during the fourth quarter of 1995, the Questor acquisition in 1994 and the addition of three drilling rigs in 1995. In 1995, income from this segment was approximately $3.4 million as compared to approximately $5.5 million in 1994.

     Oil and natural gas revenue was approximately $5.4 million in 1995 as compared to approximately $3.6 million for 1994. The volume of crude oil and natural gas sold increased by 54% and 58%, respectively, for 1995 as compared to 1994. The Company sold approximately 191,000 Bbls of oil in 1995 as compared to 124,000 Bbls in 1994 and approximately 1,362,000 Mcf of natural gas in 1995 as compared to 860,000 Mcf of natural gas for 1994. The average price per Bbl was $17.48 for 1995 as compared to $16.40 for 1994, and the average price per Mcf of natural gas was $1.51 for 1995 as compared to $1.68 for 1994. Lease operating and production costs were $3.61 per BOE in 1995 as compared to $4.27 per BOE in 1994. Depreciation, depletion and amortization for the oil and natural gas segment was approximately $2.4 million in 1995 as compared to approximately $1.3 million in 1994. The increase was due primarily to increased production of oil and natural gas as discussed above. General and administrative expense for the oil and natural gas segment was approximately $1.4 million in 1995 as compared to $1.2 million in 1994. In 1995, the loss from the oil and natural gas segment was approximately $51,000 as compared to $489,000 in 1994.

     In 1995, interest expense was approximately $1.1 million as compared to $366,000 in 1994. This increase was primarily attributable to a substantial increase in the outstanding principal balance of the Company's notes payable as compared to 1994.

     In 1995, the Company recorded net income tax benefits of approximately $787,000 as compared to approximately $193,000 in 1994. The increase was due primarily from a deferred tax benefit of approximately $1.0 million which was the result of revisions in management's estimates with regard to the Company's deferred tax assets, which are primarily comprised of net operating loss carryforwards. The deferred tax benefit in 1995 exceeded that of 1994 by approximately $594,000.

INCOME TAXES

     At December 31, 1996, the Company had tax net operating loss ("NOL") carryforwards of approximately $7,090,000. These NOL carryforwards expire at various dates from 1998 through 2012, subject to certain limitations. Prior to August 3, 1995, the Company realized substantial federal income tax savings due to the NOL carryforwards. The utilization of these NOL carryforwards prior to that date effectively reduced the current federal income tax rate from approximately 34% to approximately 2.5%. During 1995, the Company's NOL carryforwards became subject to an annual limitation due to a change of over 50% in the stock ownership of the Company as defined in Internal Revenue Service Code Section 382(g). Such limitations have been imposed upon the net earnings of the Company excluding any contribution from the operations acquired in Patterson's merger with Tucker and separately imposed upon the net earnings generated from the operations of the Tucker assets acquired in the merger. The NOL carryforwards that can now be utilized to offset Patterson income in any year will be equal to approximately $1,808,000, which is determined by the value of Patterson's equity on August 2, 1995, the day prior to ownership change, times 5.88%, the federal long-term exempt rate on that date as published by the U.S. Treasury Department. Similarly, the NOL carryforwards that can now be utilized to offset Tucker income will be limited to approximately $1,540,000 which is determined by the value of Tucker's equity on July 29, 1996, the day prior to consummation of the merger, times 5.78%, the federal long-term exempt rate on that date.

     During 1993, the Company adopted Statement of Financial Accounting Standards ("SFAS") 109, "Accounting for Income Taxes." The Company recognized the benefit of deferred income taxes of approximately $407,000 during 1994, which increased to approximately $1,000,000 during 1995, and further increased to approximately $2,428,000 in 1996. The benefit of deferred income taxes during each of these periods represented management's estimate of future benefits to be received by the Company primarily from its NOL carryforwards. Deferred income taxes are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the year in which those temporary differences are expected to be recovered or settled. As a result of the Company's recognizing the benefit of its deferred income taxes, in the future, as these benefits are utilized, the Company will incur deferred income tax expense in a like amount. This deferred income tax expense will significantly increase the income tax expense of the Company and adversely affect the Company's net income.

VOLATILITY OF OIL AND NATURAL GAS PRICES

     The Company's revenue, profitability and future rate of growth are substantially dependent upon prevailing prices for oil and natural gas, both with respect to its contract drilling and its oil and natural gas segments. Historically, oil and natural gas prices and markets have been extremely volatile. Prices are affected by market supply and demand factors as well as actions of state and local agencies, the United States and foreign governments and international cartels. All of these are beyond the control of the Company. Any significant or extended decline in oil and/or natural gas prices will have a material adverse effect on the Company's financial condition and results of operations.

IMPACT OF INFLATION

     The Company believes that inflation will not have a significant impact on its financial position.

RECENT ACCOUNTING STANDARD

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("Statement 128") which is effective for the Company's fiscal year beginning January 1, 1997. Statement 128 specifies the computation, presentation and disclosure requirements for earnings per share ("EPS"). Some of the changes made to current EPS standards include: (i) eliminating the presentation of primary EPS and replacing it with basic EPS, with the principal difference being that common stock equivalents are not considered in computing basic EPS, (ii) eliminating the modified treasury stock method and the three percent materiality provisions, and (iii) revising the contingent share provisions and the supplemental EPS data requirements. Statement 128 also requires dual presentation of basic and diluted EPS on the face of the income statement, as well as a reconciliation of the numerator and denominator used in the two computations of EPS. Basic EPS is defined by Statement 128 as net income from continuing operations divided by the average number of common shares outstanding without the consideration of common stock equivalents which may be dilutive to EPS. The Company's current methodology for computing its fully diluted EPS will not change in future periods as a result of its adoption of Statement 128. Implementation of Statement 128 is not expected to have a material effect on the Company's EPS.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     Financial Statements are filed as a part of this report at the end of Part IV hereof beginning at page F-1, Index to Consolidated Financial Statements and are incorporated herein by this reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III

     The information required by Part III is omitted from this report because the Company will file a definitive Proxy Statement for the Company's 1997 Annual Meeting of Stockholders (the "Proxy Statement") pursuant to Regulation 14A of the Securities Exchange Act of 1934 not later than 120 days after the end of the fiscal year covered by this Form 10-K and certain information included therein is incorporated herein by reference.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The information required by this Item is incorporated herein by reference to the Proxy Statement.

ITEM 11. EXECUTIVE COMPENSATION.

     The information required by this Item is incorporated herein by reference to the Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The information required by this Item is incorporated herein by reference to the Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information required by this Item is incorporated herein by reference to the Proxy Statement.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

  (a)(1) Financial Statements.

     See Index to Consolidated Financial Statements on page F-1 of this report.

  (a)(2) Financial Statement Schedules.

     Financial Statement Schedules have been omitted because they are not applicable or the information required therein is included elsewhere in the financial statements or notes thereto.

  (a)(3) Exhibits.

     The following exhibits are filed herewith or incorporated by reference herein.

         2.1             -- Plan and Agreement of Merger dated October 14, 1993,
                            between Patterson Energy, Inc., a Texas corporation, and
                            Patterson Energy, Inc., a Delaware corporation, together
                            with related Certificates of Merger.(1)
         3.1             -- Restated Certificate of Incorporation of the
                            Registrant(13)
         3.2             -- Bylaws of the Registrant(1)
         4.1             -- Excerpt from Restated Certificate of Incorporation of
                            Patterson Energy, Inc. regarding authorized Common Stock
                            and Preferred Stock.(14)
        10.1             -- Model Form Operating Agreement.(2)
        10.2             -- Form of Drilling Bid Proposal and Footage Drilling
                            Contract.(2)
        10.3             -- Form of Turnkey Drilling Agreement.(2)
        10.4             -- Amended and Restated Loan Agreement-Revolving Line of
                            Credit, dated December 1, 1995, among Norwest Bank,
                            Texas, Wichita Falls, N.A., Patterson Energy, Inc. and
                            Patterson Petroleum, Inc.(7)
        10.4.1           -- Revolving Line of Credit Promissory Note dated December
                            1, 1995.(7)
        10.4.2           -- Amendment of Mortgage, Deed of Trust, Assignment,
                            Security Agreement and Financing Statement dated December
                            1, 1995, from Patterson Petroleum, Inc., as Grantor, to
                            James B. Frank, Trustee, Norwest Bank Texas, Wichita
                            Falls, N.A. as Noteholder.(7)
        10.4.3           -- Mortgage, Deed of Trust, Assignment, Security Agreement
                            and Financing Statement, dated December 1, 1995, from
                            Patterson Petroleum, Inc., as Grantor, to James B. Frank,
                            as Trustee, Norwest Bank Texas, Wichita Falls, N.A. as
                            Noteholder.(7)
        10.5             -- Aircraft Lease, dated February 15, 1995, (effective
                            January 1, 1995) between Talbott Aviation, Inc. and
                            Patterson Energy, Inc.(3)

        10.5.1           -- Aircraft Lease, dated January 15, 1997, (effective
                            January 1, 1997) between Talbott Aviation, Inc. and
                            Patterson Energy, Inc.
        10.6             -- Plan and Agreement of Merger, dated as of April 21, 1995, by and between Navajo Rigs, Inc. and Patterson Energy,
                            Inc.(6)
        10.7             -- Asset Purchase Agreement, dated May 23, 1995, between
                            Perry E. Esping and Patterson Energy, Inc., together with
                            related Stock Purchase Warrant and Registration Rights
                            Agreement.(6)
        10.8             -- Participation Agreement, dated October 19, 1994, between
                            Patterson Petroleum Trading Company, Inc. and BHT
                            Marketing, Inc.(6)
        10.8.1           -- Participation Agreement dated October 24, 1995, between
                            Patterson Petroleum Trading Company, Inc. and BHT
                            Marketing, Inc.(8)
        10.9             -- Crude Oil Purchase Contract, dated October 19, 1994,
                            between Patterson Petroleum, Inc. and BHT Marketing,
                            Inc.(7)
        10.9.1           -- Crude Oil Purchase Contract, dated October 24, 1995,
                            between Patterson Petroleum, Inc. and BHT Marketing,
                            Inc.(8)
        10.10            -- Patterson Energy, Inc. 1993 Stock Incentive Plan.(7)
        10.11            -- Patterson Energy, Inc. Non-Employee Director's Stock
                            Option Plan.(7)
        10.12            -- Consulting and Stock Option Agreement, dated as of
                            November 15, 1994, between Patterson Energy, Inc. and
                            Shimmerlik Corporate Communications, Inc.(8)
        10.13            -- Extended Consulting Agreement, dated as of April 1, 1995, between Patterson Energy, Inc. and Shimmerlik Corporate
                            Communications, Inc.(8)
        10.14            -- Consulting and Stock Option Agreement, dated as of
                            November 15, 1994, between Patterson Energy, Inc. and E.
                            Peter Hoffman, Jr.(8)
        10.15            -- Consulting and Stock Option Agreement, dated as of
                            February 15, 1995, between Patterson Energy, Inc. and E.
                            Peter Hoffman, Jr.(8)
        10.16            -- Consulting and Stock Option Agreement, dated as of August
                            2, 1995, between Patterson Energy, Inc. and E. Peter
                            Hoffman, Jr.(8)
        10.17            -- Agreement and Plan of Merger, dated April 22, 1996 among
                            Patterson Energy, Inc., Patterson Drilling Company and
                            Tucker Drilling Company, Inc.(9)
        10.17.1          -- Amendment to Agreement and Plan of Merger, dated May 16,
                            1996 among Patterson Energy, Inc., Patterson Drilling
                            Company and Tucker Drilling Company, Inc.(10)
        10.18            -- Loan Agreement, dated September 27, 1996, among The CIT
                            Group/Equipment Financing, Inc., Patterson Drilling
                            Company and Patterson Energy, Inc.(11)
        10.18.1          -- Secured Promissory Note of Patterson Drilling Company,
                            dated September 27, 1996.(11)
        10.18.2          -- Security Agreement, dated September 27, 1996, between
                            Patterson Drilling Company and The CIT Group/Equipment
                            Financing, Inc.(11)
        10.18.3          -- Guaranty, dated September 27, 1996, by Patterson Energy,
                            Inc. in favor of The CIT Group/Equipment Financing,
                            Inc.(11)
        10.19            -- Stock Purchase Agreement, dated October 23, 1996, among
                            Patterson Drilling Company and H. Gene Sledge, Joyce A.
                            Sledge, David W. Sledge and Michael G. Sledge.(12)
        10.19.1          -- Consulting Agreement dated October 23, 1996, between
                            Patterson Drilling Company and David W. Sledge.(12)
        10.19.2          -- Consulting Agreement dated October 23, 1996, between
                            Patterson Drilling Company and Michael G. Sledge.(12)

        10.19.3          -- Non-Competition Agreement, dated October 23, 1996, by and between Patterson Drilling Company and Michael G.
                            Sledge.(12)
        10.19.4          -- Non-Competition Agreement, dated October 23, 1996, by and between Patterson Drilling Company and H. Gene
                            Sledge.(12)
        10.19.5          -- Non-Competition Agreement, dated October 23, 1996, by and between Patterson Drilling Company and David W.
                            Sledge.(12)
        10.19.6          -- Asset Purchase Agreement dated October 23, 1996, by and between Sledge Ranches, Ltd. and Sledge Cattle Company,
                            Inc.(12)
        10.20            -- Asset Purchase Agreement, dated November 23, 1996,
                            between Patterson Drilling Company and Hondo Drilling
                            Company.
        10.21            -- Asset Purchase Agreement, dated December 5, 1996 among
                            and between Patterson Energy, Inc., Patterson Drilling
                            Company, Rig I Group, Inc., Phoenix Drilling, Inc., Welch
                            & Howell Drilling, Inc., and Imperial Equipment Co.
        10.21.1          -- Promissory Note dated December 5, 1996, by and between
                            Patterson Drilling Company and Welch and Howell Drilling,
                            Inc.
        11.1             -- Statement re computation of per share earnings.
        21.1             -- List of Subsidiaries of Patterson Energy, Inc.
        23.1             -- Consent of Coopers & Lybrand L.L.P.
        23.2             -- Consent of Arthur Andersen LLP
        27.1             -- Financial Data Schedule.

---------------

 (1) Incorporated by reference to Item 27. "Exhibits" to Amendment No. 2 to Registration Statement on Form SB-2 (File No. 33-68058-FW) filed with the Commission on October 28, 1993.

 (2) Incorporated by reference to Item 27. "Exhibits" to Registration Statement filed with the Securities and Exchange Commission on August 30, 1993.

 (3) Incorporated by reference to Item 7. "Financial Statements and Exhibits" to Form 10-KSB for the year ended December 31, 1994.

 (4) Incorporated by reference to Item 13 "Exhibits and Reports on Form 8-K" to Form 8-K and Form 8-K/A dated July 15, 1994 and filed on November 11, 1994.

 (5) Incorporated by reference to Item 7. "Financial Statements and Exhibits" to Form 8-K dated September 15, 1994 and filed on November 11, 1994.

 (6) Incorporated by reference to Item 27. "Exhibits" to Post Effective Amendment No. 1 to Registration Statement on Form SB-2 (File No. 33-68058-FW).

 (7) Incorporated by reference to Item 5. "Other Items" to Form 8-K dated December 1, 1995 and filed on January 16, 1996.

 (8) Incorporated by reference to Item 7. "Financial Statements and Exhibits" to Form 10-KSB for the year ended December 31, 1995.

 (9) Incorporated by reference to Item 7. "Financial Statements and Exhibits" to Form 8-K dated April 22, 1996 and filed on April 30, 1996.

(10) Incorporated by reference to Item 7. "Financial Statements and Exhibits" to Form 8-K dated May 16, 1996 and filed on May 22, 1996.

(11) Incorporated by reference to Item 7. "Financial Statements and Exhibits" to Form 8-K dated September 27, 1996 and filed on October 4, 1996.

(12) Incorporated by reference to Item 7. "Financial Statements and Exhibits" to Form 8-K dated October 23, 1996 and filed on November 6, 1996.

(13) Incorporated by reference to Item 6. "Exhibits and Reports on Form 8-K" to Form 10-Q dated June 30, 1996 and filed on August 12, 1996.

(14) Incorporated by reference to Item 16. "Exhibits" to a Registration Statement on Form S-3 filed with the Securities Exchange Commission on December 18, 1996.

  (b) Reports on Form 8-K.

     Current reports on Form 8-K filed during the quarter ended December 31, 1996 related to:

          (i) The loan agreement, secured promissory note, security agreement and guaranty executed on September 27, 1996, by and between The CIT Group/Equipment Financing, Inc., Patterson Energy, Inc. and Patterson Drilling Company,

          (ii) The stock purchase agreement and asset purchase agreements together with related consulting and non compete agreements, among and between Patterson Drilling Company, Sledge Ranches, Ltd., Sledge Cattle Company, Inc. and related parties thereto, dated October 23, 1996 and

          (iii) The announcement of Patterson Energy, Inc.'s equity offering filed with the Securities and Exchange Commission on December 18, 1996.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Patterson Energy, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            PATTERSON ENERGY, INC.

Date: March 21, 1997                        By:     /s/ CLOYCE A. TALBOTT
                                              ----------------------------------
                                                      Cloyce A. Talbott
                                                  Chairman of the Board and
                                                   Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of Patterson Energy, Inc. and in the capacities indicated as of March 21, 1997.

                      SIGNATURE                                                     TITLE
                      ---------                                                     -----

                /s/ CLOYCE A. TALBOTT                       Chairman of the Board, Chief Executive Officer and
-----------------------------------------------------         Director
                  Cloyce A. Talbott
            (Principal Executive Officer)

               /s/ A. GLENN PATTERSON                       President, Chief Operating Officer and Director
-----------------------------------------------------
                 A. Glenn Patterson

                 /s/ JAMES C. BROWN                         Vice President -- Finance, Chief Financial Officer,
-----------------------------------------------------         Secretary and Treasurer
                   James C. Brown
           (Principal Accounting Officer)

                 /s/ ROBERT C. GIST                         Director
-----------------------------------------------------
                   Robert C. Gist

                /s/ KENNETH E. DAVIS                        Director
-----------------------------------------------------
                  Kenneth E. Davis

              /s/ VINCENT A. ROSSI, JR.                     Director
-----------------------------------------------------
                Vincent A. Rossi, Jr.

                                    INDEX TO
                       CONSOLIDATED FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----

Report of Independent Accountants; Coopers & Lybrand
  L.L.P.....................................................  F-2
Report of Independent Public Accountants; Arthur Andersen
  LLP.......................................................  F-3
Consolidated Financial Statements:
  Consolidated Balance Sheets as of December 31, 1995 and
     1996...................................................  F-4
  Consolidated Statements of Income for each of the years
     ended
     December 31, 1994, 1995 and 1996.......................  F-5
  Consolidated Statements of Stockholders' Equity for each
     of the years ended
     December 31, 1994, 1995 and 1996.......................  F-6
  Consolidated Statements of Cash Flows for each of the
     years ended
     December 31, 1994, 1995 and 1996.......................  F-7
  Notes to Consolidated Financial Statements................  F-9

                       REPORT OF INDEPENDENT ACCOUNTANTS

The Board of Directors and Stockholders of
Patterson Energy, Inc.

     We have audited the consolidated balance sheets of Patterson Energy, Inc. and Subsidiaries as of December 31, 1995 and 1996 and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the 1994 and 1995 financial statements of Patterson Drilling Company (formerly Tucker Drilling Company, Inc.) which reflect 30 percent of consolidated total assets as of December 31, 1995 and 41 and 28 percent of consolidated total operating revenues in 1994 and 1995, respectively. Those financial statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Patterson Drilling Company, is based solely on the report of the other auditors.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Patterson Energy, Inc. and Subsidiaries as of December 31, 1995 and 1996 and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

                                            COOPERS & LYBRAND L.L.P.

Dallas, Texas
March 10, 1997

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of Tucker Drilling Company, Inc.

     We have audited the balance sheet of Tucker Drilling Company, Inc. (a Delaware corporation) as of March 31, 1996, and the related statements of operations, changes in stockholders' equity and cash flows for each of the two years in the period ended March 31, 1996, prior to the restatement (and, therefore, are not presented herein) for the pooling of interests as described in Note 2 to the consolidated financial statements of Patterson Energy, Inc., and Subsidiaries included in the Annual Report on Form 10-K. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Tucker Drilling Company, Inc. as of March 31, 1996, and the results of its operations and its cash flows for each of the two years in the period ended March 31, 1996 in conformity with generally accepted accounting principles.

                                            ARTHUR ANDERSEN LLP

San Antonio, Texas
May 16, 1996

                    PATTERSON ENERGY, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                     DECEMBER 31,
                                                              --------------------------
                                                                 1995           1996
                                                              -----------    -----------
Current assets:
  Cash and cash equivalents.................................  $ 9,344,494    $ 3,493,626
  Marketable securities.....................................      524,323        543,867
  Accounts receivable:
     Trade..................................................   12,619,673     23,742,631
     Oil and gas sales......................................      712,497        999,458
  Costs of uncompleted drilling contracts in excess of
     related billings.......................................           --        273,785
  Deferred income taxes.....................................    1,058,947      1,483,000
  Undeveloped oil and natural gas properties held for
     resale.................................................    2,122,112      4,670,157
  Other current assets......................................      351,579        274,928
                                                              -----------    -----------
          Total current assets..............................   26,733,625     35,481,452
                                                              -----------    -----------
Property and equipment, at cost, net........................   34,799,022     51,308,119
Deferred income taxes.......................................      347,892             --
Deposits on workers' compensation insurance policy..........      343,760        412,001
Other assets................................................      766,546        711,733
                                                              -----------    -----------
          Total assets......................................  $62,990,845    $87,913,305
                                                              ===========    ===========

                          LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current maturities of notes payable.......................  $   909,634    $   116,667
  Accounts payable:
     Trade..................................................    7,115,697     11,696,766
     Revenue distribution...................................    1,686,626      2,431,901
     Other..................................................      297,184        965,905
  Accrued expenses..........................................    2,042,254      2,678,202
                                                              -----------    -----------
          Total current liabilities.........................   12,051,395     17,889,441
                                                              -----------    -----------
Deferred income taxes.......................................           --         96,038
Deferred liabilities........................................      376,746        713,786
Notes payable, less current maturities......................   12,906,473     25,731,923
                                                              -----------    -----------
                                                               13,283,219     26,541,747
                                                              -----------    -----------
Commitments and contingencies...............................           --             --
Stockholders' equity:
  Preferred stock -- par value $.01; authorized 1,000,000
     shares, no shares issued...............................           --             --
  Common stock -- par value $.01; authorized 5,000,000
     shares with 4,747,083 shares issued at December 31,
     1995 and authorized 9,000,000 shares with 4,943,591
     issued at December 31, 1996............................       47,471         49,436
  Additional paid-in capital................................   19,047,037     21,358,447
  Retained earnings.........................................   18,561,723     22,074,234
                                                              -----------    -----------
          Total stockholders' equity........................   37,656,231     43,482,117
                                                              -----------    -----------
          Total liabilities and stockholders' equity........  $62,990,845    $87,913,305
                                                              ===========    ===========

  The accompanying notes are an integral part of these consolidated financial statements.

                    PATTERSON ENERGY, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                                                               YEAR ENDED DECEMBER 31,
                                                      -----------------------------------------
                                                         1994           1995           1996
                                                      -----------    -----------    -----------
Operating revenues:
  Drilling..........................................  $54,822,766    $57,599,180    $73,590,367
  Oil and gas sales.................................    3,593,786      5,399,536      8,299,477
  Well operation fees...............................      979,756      1,296,257      1,499,331
  Other.............................................      133,240        148,976        318,655
                                                      -----------    -----------    -----------
                                                       59,529,548     64,443,949     83,707,830
                                                      -----------    -----------    -----------
Operating costs and expenses:
  Direct drilling costs.............................   43,035,526     46,504,502     59,563,904
  Lease operating and production....................    1,141,391      1,509,206      2,011,968
  Impairment of oil and gas properties..............           --        159,403        548,838
  Exploration costs.................................      233,547        369,133        466,315
  Dry holes and abandonments........................    1,279,133        791,221        986,917
  Depreciation, depletion and amortization..........    4,911,929      7,522,695      9,959,638
  General and administrative........................    4,793,484      5,062,940      5,416,448
                                                      -----------    -----------    -----------
                                                       55,395,010     61,919,100     78,954,028
                                                      -----------    -----------    -----------
Operating income....................................    4,134,538      2,524,849      4,753,802
                                                      -----------    -----------    -----------
Other income (expense):
  Net gain on sale of assets........................      611,009        373,567        545,526
  Interest income...................................      408,945        545,463        477,807
  Interest expense..................................     (366,152)    (1,064,523)    (1,612,114)
  Non-recurring acquisition costs...................           --             --     (2,268,331)
  Other.............................................       25,020         34,946        119,964
                                                      -----------    -----------    -----------
                                                          678,822       (110,547)    (2,737,148)
                                                      -----------    -----------    -----------
Income before income taxes..........................    4,813,360      2,414,302      2,016,654
                                                      -----------    -----------    -----------
Income tax expense (benefit):
  Current...........................................      213,349        213,560        173,972
  Deferred..........................................     (406,515)    (1,000,324)    (2,428,395)
                                                      -----------    -----------    -----------
                                                         (193,166)      (786,764)    (2,254,423)
                                                      -----------    -----------    -----------
Net income..........................................  $ 5,006,526    $ 3,201,066    $ 4,271,077
                                                      ===========    ===========    ===========
Net income per common share:
  Primary...........................................  $      1.24    $      0.73    $      0.86
                                                      ===========    ===========    ===========
  Assuming full dilution............................  $      1.24    $      0.71    $      0.85
                                                      ===========    ===========    ===========
Weighted average number of common shares
  outstanding:
  Primary...........................................    4,029,669      4,379,236      4,952,702
                                                      ===========    ===========    ===========
  Assuming full dilution............................    4,029,669      4,520,588      5,021,416
                                                      ===========    ===========    ===========

  The accompanying notes are an integral part of these consolidated financial statements.

                    PATTERSON ENERGY, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                          COMMON STOCK          TREASURY STOCK
                                       -------------------   ---------------------   ADDITIONAL
                                        NUMBER                NUMBER                   PAID-IN      RETAINED
                                       OF SHARES   AMOUNT    OF SHARES    AMOUNT       CAPITAL      EARNINGS        TOTAL
                                       ---------   -------   ---------   ---------   -----------   -----------   -----------
December 31, 1993....................  4,166,760   $41,668     253,604   $(681,120)  $13,670,143   $10,354,131   $23,384,822
Issuance of common stock.............    250,000     2,500          --          --     1,872,500            --     1,875,000
Retirement of treasury stock.........   (253,604)   (2,536)   (253,604)    681,120      (678,584)           --            --
Exercise of stock options............      5,476        55          --          --        43,395            --        43,450
Net income...........................         --        --          --          --            --     5,006,526     5,006,526
                                       ---------   -------   ---------   ---------   -----------   -----------   -----------
December 31, 1994....................  4,168,632    41,687          --          --    14,907,454    15,360,657    30,309,798
Issuance of common stock and
  warrants...........................     97,500       975          --          --       721,275            --       722,250
Conversion of 853,748 redeemable
  warrants...........................    426,874     4,269          --          --     2,991,015            --     2,995,284
Conversion of 75,315 redeemable
  warrants...........................     35,577       355          --          --       280,353            --       280,708
Exercise of stock options............     18,500       185          --          --       146,940            --       147,125
Net income...........................         --        --          --          --            --     3,201,066     3,201,066
                                       ---------   -------   ---------   ---------   -----------   -----------   -----------
December 31, 1995....................  4,747,083    47,471          --          --    19,047,037    18,561,723    37,656,231
Issuance of common stock.............     52,000       520          --          --     1,429,480            --     1,430,000
Exercise of stock options............    106,284     1,063          --          --       882,312            --       883,375
Conversion of 75,315 redeemable
  warrants...........................     38,224       382          --          --          (382)           --            --
Net income...........................         --        --          --          --            --     4,271,077     4,271,077
Adjustment to conform fiscal years
  (see Note 2).......................         --        --          --          --            --      (758,566)     (758,566)
                                       ---------   -------   ---------   ---------   -----------   -----------   -----------
December 31, 1996....................  4,943,591   $49,436          --   $      --   $21,358,447   $22,074,234   $43,482,117
                                       =========   =======   =========   =========   ===========   ===========   ===========

  The accompanying notes are an integral part of these consolidated financial statements.

                    PATTERSON ENERGY, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                YEAR ENDED DECEMBER 31,
                                                       ------------------------------------------
                                                           1994           1995           1996
                                                       ------------   ------------   ------------
Cash flows from operating activities:
  Net income.........................................  $  5,006,526   $  3,201,066   $  4,271,077
  Adjustments to reconcile net income to net cash
     from operating activities:
  Abandonment of oil and gas properties..............       399,694        108,867        121,272
  Depreciation, depletion and amortization...........     4,911,929      7,522,695      9,959,638
  Impairment of oil and gas properties...............            --        159,403        548,838
  Net gain on sale of assets.........................      (611,009)      (373,567)      (545,526)
  Deferred income tax benefit........................      (406,515)    (1,000,324)    (2,428,395)
     Change in current assets and liabilities:
       (Increase) decrease in trade accounts
          receivable.................................    (4,666,120)     1,680,215    (10,557,550)
       Increase in oil and gas sales receivable......       (47,110)      (258,561)      (512,431)
       Increase in undeveloped oil and gas properties
          held for resale............................      (549,440)      (736,331)    (2,548,045)
       Increase in other current assets..............       (70,067)       (25,777)       (99,390)
       Increase (decrease) in trade accounts
          payable....................................     2,825,111     (1,761,828)     4,300,919
       Increase in revenue distribution payable......       181,459        699,235        828,092
       Increase in other current payables............     1,107,299         53,495        967,101
  Increase in deferred compensation liabilities......       182,701         52,096        348,636
  Net change in deposits on workers' compensation
     insurance policy................................       (22,901)       213,104             --
                                                       ------------   ------------   ------------
          Net cash provided by operating
            activities...............................     8,241,557      9,533,788      4,654,236
                                                       ------------   ------------   ------------
Cash flows from investing activities:
  Net sales (purchases) of investment securities.....    (1,685,929)     2,046,136      1,927,018
  Purchases of property and equipment................   (11,617,225)   (19,906,204)   (23,973,206)
  Sales of property and equipment....................     1,315,491        555,878      1,229,153
  Change in other assets.............................            --        (83,844)       (99,424)
                                                       ------------   ------------   ------------
          Net cash used in investing activities......   (11,987,663)   (17,388,034)   (20,916,459)
                                                       ------------   ------------   ------------
Cash flows from financing activities:
  Proceeds from notes payable........................     5,000,000      9,375,000     17,469,187
  Payments on notes payable..........................      (573,456)    (2,444,437)    (5,836,704)
  Issuance of common stock and redeemable warrants...            --      3,275,993             --
  Proceeds from exercise of stock options............        43,450        147,125        913,999
                                                       ------------   ------------   ------------
          Net cash provided by financing
            activities...............................     4,469,994     10,353,681     12,546,482
                                                       ------------   ------------   ------------
          Net increase (decrease) in cash and cash
            equivalents..............................       723,888      2,499,435     (3,715,741)
Cash and cash equivalents at beginning of period.....     6,121,171      6,845,059      7,209,367(1)
                                                       ------------   ------------   ------------
Cash and cash equivalents at end of period...........  $  6,845,059   $  9,344,494   $  3,493,626
                                                       ============   ============   ============
Supplemental disclosure of cash flow information:
  Cash paid during the period for:
     Interest........................................  $    344,487   $    992,651   $  1,656,857
     Income taxes....................................        75,679        270,095        173,629

---------------

(1) Amount does not agree to cash and cash equivalents as presented as a result of conforming reporting periods (See Note 2).

  The accompanying notes are an integral part of these consolidated financial statements.

                                  (continued)

                    PATTERSON ENERGY, INC. AND SUBSIDIARIES

     Noncash investing and financing activities:

          During the year ended December 31, 1994, the Company issued 250,000 shares of common stock to Questor Drilling Corp. for certain assets valued at $1,875,000 (See Notes 2 and 7).

          During the year ended December 31, 1994, the Company retired 253,604 shares of common stock that were held in treasury (See Note 7).

          During the year ended December 31, 1995, the Company acquired three drilling rigs and related equipment from a non-affiliated person. The purchase price for the rigs consisted of $367,500 cash, 97,500 shares of the Company's common stock, valued for purposes of this transaction at $682,500, and warrants to purchase an additional 75,000 shares at an exercise price of $9.00 per share, valued at $39,750 for this transaction (See Note 7).

          During the year ended December 31, 1996, 75,315 redeemable warrants relative to the Underwriter's Warrant Agreement dated November 2, 1993, as amended on November 15, 1994 and June 18, 1996, were converted in which 38,224 shares of the Company's common stock were issued and 37,091 shares of such common stock were forfeited to the Company in lieu of a cash payment (See Note 7).

          During the year ended December 31, 1996, the Company acquired three drilling rigs from a non-affiliated entity. The related purchase price consisted of $100,000 cash, a promissory note of $400,000 payable to the seller and the issuance of 52,000 shares of the Company's common stock valued at $1,430,000 (See Notes 2, 5 and 7).

  The accompanying notes are an integral part of these consolidated financial statements.

                    PATTERSON ENERGY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     A summary of the significant accounting policies follows:

          Principles of consolidation -- The consolidated financial statements include the accounts of Patterson Energy, Inc. ("Patterson") and its wholly-owned subsidiaries, Patterson Drilling Company, Patterson Petroleum, Inc., Patterson Petroleum Trading Company, Inc. and Patterson Drilling Programs, Inc. (collectively referred to herein as the "Company"). All significant intercompany accounts and transactions have been eliminated.

          Description of business -- The Company engages in onshore contract drilling of oil and gas wells and, to a lesser extent, the development, exploration, acquisition and production of oil and natural gas. The Company provides contract drilling services to major oil and gas companies and independent producers primarily in Texas in the Permian and Hardeman Basins and the Austin Chalk Trend.

          Management estimates -- The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

          Drilling operations -- The Company follows the percentage-of-completion method of accounting for day work and footage drilling arrangements. Under this method all drilling revenues, direct costs and appropriate portions of indirect costs, related to the contracts in progress, are recognized as contract drilling services are performed.

     The Company follows the completed contract method of accounting for turnkey drilling arrangements. Under this method, all drilling advances, direct costs and appropriate portions of indirect costs (including maintenance, repairs and depreciation) related to the contracts in progress are deferred and recognized as revenues and expenses in the period the contracts are completed.

     Provisions for losses are made on incomplete contracts when significant losses are anticipated.

     Undeveloped oil and gas properties held for resale -- Undeveloped oil and gas properties held for resale represent leasehold interests in unproven oil and natural gas properties which the Company expects to sell. Also included are leasehold costs programmed for development under arrangements which will provide for reimbursement of such costs to the Company. Such properties are carried at the lower of cost or net realizable value. The Company recognizes gains or losses upon disposition or impairment of the properties.

     (a) Property and equipment -- Property and equipment (other than oil and gas) -- Depreciation is provided on the straight-line method over the estimated useful lives as follows:

                                                              LIVES (YEARS)
                                                              -------------
Drilling rigs and equipment.................................  2-15
Office furniture............................................  3-10
Buildings...................................................  5-20
Automotive equipment........................................  2-7
Other.......................................................  3-7

     (b) Oil and natural gas properties -- The Company follows the successful efforts method of accounting, using the field as its accumulation center for capitalized costs. Under the successful efforts method of accounting, costs which result directly in the discovery of oil and gas reserves and all development costs are

                                  (continued)

                    PATTERSON ENERGY, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) capitalized. Exploration costs which do not result directly in discovering oil and gas reserves are charged to expense as incurred. The capitalized costs, consisting of lease and well equipment, lease acquisition costs and intangible development costs are depreciated, depleted and amortized on the units-of-production method, based on petroleum engineer estimates of recoverable proved developed oil and natural gas reserves of each respective field.

     During the first calendar quarter of 1996, the Company adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("Statement 121"). The Company implemented the accounting standards of Statement 121 in its assessment and determination of the potential impairment of its long-lived assets. At December 31, 1995 and 1996, the net capitalized costs of certain oil and natural gas properties exceeded the respective discounted future net revenues, on a field basis, as determined by an outside, independent reserve engineer, resulting in approximately $159,000 and $549,000, respectively, of impairment to such properties. The Company recognizes impairment of its long-lived assets as an expense in the period in which the related assets are deemed to be impaired. Correspondingly, the net carrying value of the related assets are reduced to reflect an amount which is expected to be recovered through the future cash flows generated by the use of the assets and their eventual disposition.

     (c) Maintenance and repairs -- Maintenance and repairs are charged against operations. Renewals and betterments which extend the life or improve existing properties are capitalized.

     (d) Retirements -- Upon disposition or retirement of property and equipment (other than oil and gas properties), the cost and related accumulated depreciation are removed and the gain or loss thereon, if any, is credited or charged to income. The Company recognizes the gain or loss on the sale of either a part of a proved oil and gas property or of an entire proved oil and gas property constituting a part of a field upon the sale or disposition of such. The unamortized cost of the property or group of properties, a part of which was sold or otherwise disposed of, is apportioned to the interest sold and the interest retained on the basis of the fair value of those interests.

     Income per common share -- Income per common share of stock is based on the weighted average number of shares outstanding during the year. Common stock equivalents are included for the years ended December 31, 1995 and 1996 because their effect is dilutive on earnings per share and excluded for the year ended December 31, 1994 because their effect is antidilutive on the Company's earnings per share.

     Income taxes -- Income taxes are provided based on earnings reported for financial statement purposes. The provision for income taxes differs from the amounts currently payable because of temporary differences in the recognition of certain income and expense items for financial reporting and tax reporting purposes.

     Deferred tax assets and liabilities are determined based on the temporary differences between financial statement and tax basis of assets and liabilities using enacted rates in effect for the year in which the differences are expected to reverse. Deferred tax assets (net of a valuation allowance) primarily result from net operating loss carryforwards, certain accrued but unpaid insurance losses, unpaid state income taxes, alternative minimum tax credit carryforwards and investment tax credit carryforwards.

     Investment tax credits are recorded under the flow through method as a reduction of the provision for income taxes.

     The Company files a consolidated Federal income tax return.

                                  (continued)

                    PATTERSON ENERGY, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     Stock based compensation -- The Company grants stock options under stock-based incentive compensation plans, (the "Plans"). The Company applies APB Opinion 25 and related Interpretations in accounting for the Plans. In 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" ("Statement 123") which if fully adopted by the Company, would change the methods the Company applies in recognizing the cost of the Plans. Adoption of the cost recognition provisions of Statement 123 is optional and the Company has decided not to elect these provisions. However, pro forma disclosures as if the Company adopted the cost recognition provisions of Statement 123 in 1995 are required by Statement 123 and are presented in Note 8.

     Statement of cash flows -- For purposes of reporting cash flows, cash and cash equivalents include cash on hand, cash on deposit and unrestricted certificates of deposit with original maturities of 90 days or less.

     Reclassifications -- Certain reclassifications have been made to the 1994 and 1995 consolidated financial statements in order for them to conform with the 1996 presentation. The reclassifications had no effect on net income or stockholders' equity for these years.

2. MERGER AND ACQUISITIONS

     Tucker Drilling Company, Inc. -- On April 22, 1996, as amended on May 16, 1996, the Company executed the Agreement and Plan of Merger among Patterson Energy, Inc., Patterson Drilling Company ("Patterson Drilling") and Tucker Drilling Company, Inc. ("Tucker") (the "Merger Agreement") providing for the merger of Patterson Drilling with and into Tucker. The merger was consummated on July 30, 1996 after a required approval of the stockholders of both Patterson and Tucker, with Tucker as the surviving corporation, wholly-owned by Patterson and operating under the assumed name of Patterson Drilling Company.

     Pursuant to the terms of the Merger Agreement, each share of Tucker common stock outstanding on July 30, 1996 was converted into 0.74 of a share ("Exchange Ratio") of Patterson common stock, par value $0.01 per share, and all options to purchase shares of Tucker common stock outstanding on that date became options to purchase Patterson common stock, as adjusted by the Exchange Ratio, upon the terms of the governing stock option plans. A total of 1,577,514 shares of Patterson common stock was issued pursuant to the merger and an additional 74,592 shares of Patterson common stock were reserved for issuance under the outstanding Tucker stock options.

     The merger was treated as a reorganization within the meaning of Section 368(a) of the Internal Revenue Code of 1986, as amended, and was accounted for as a pooling of interests for financial accounting purposes.

     The consolidated financial statements give retroactive effect to the merger which encompasses, among other things, combining the Company's previous historical consolidated financial statements as of December 31, 1995 and for each of the years ended December 31, 1995 and 1994 with the previous historical financial statements of Tucker as of March 31, 1996 and for each of the years ended March 31, 1996 and 1995. Certain adjustments were made in those years to conform the previous accounting policies of Tucker with those of the Company. As of January 1, 1996, the consolidated financial statements are presented using the same fiscal periods. Consequently, the operations of Tucker for the three months ended March 31, 1996 are reflected in the consolidated financial statements of the Company for each of the years ended December 31, 1995 and 1996.

                                  (continued)

                    PATTERSON ENERGY, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

2. MERGER AND ACQUISITIONS (CONTINUED)

     A corresponding stockholders' equity adjustment has been recorded at December 31, 1996 as a result of including Tucker's operations for the three months ended March 31, 1996 with Patterson's operations for each of the years ended December 31, 1995 and 1996. Selected unaudited information related to the operations of Tucker for the three months ended March 31, 1996 is as follows (in thousands):

                                                              (UNAUDITED)
                                                              -----------
Revenues....................................................    $3,972
Operating loss..............................................      (218)
Net income..................................................       759

     Questor Drilling Corp. -- On July 15, 1994, Patterson acquired certain assets of Questor Drilling Corp. ("Questor"), a non-affiliated Delaware corporation wholly-owned by Phibro Energy USA, Inc. ("Phibro"), pursuant to the terms of an Asset Purchase Agreement between Patterson and Questor, dated July 8, 1994. The assets acquired consisted of: (i) nine drilling rigs and related equipment, consisting primarily of 16 rig hauling trucks, and (ii) a yard facility consisting of approximately 11 acres of real estate and improvements located thereon. The purchase price for the assets consisted of a cash payment of $4,500,000 and 250,000 shares of Patterson's common stock. The total value of the transaction was $6,375,000. The operating results of the acquired assets have been included in the consolidated operations of the Company since the date of acquisition.

     Sledge Cattle Company, Inc. d/b/a Gene Sledge Drilling
Corporation -- During October 1996, the Company executed a Stock Purchase Agreement (the "Purchase Agreement") with the owners of 100% of the outstanding stock of Sledge Cattle Company, Inc. d/b/a Gene Sledge Drilling Corporation ("Sledge"), a non-affiliated contract drilling company. The Purchase Agreement included, among other things, the acquisition of six oil and gas drilling rigs, related drilling equipment and inventory, three rig hauling trucks and one yard and shop facility for a purchase price of $14,728,000. The acquisition was funded by a cash payment of $4,303,000 and proceeds of $10,425,000 provided by a credit facility maintained with The CIT Group/Equipment Financing, Inc. (See
Note 5). At the date of acquisition, Sledge had working capital of approximately $4,300,000 and immediately following consummation of the Purchase Agreement, certain assets, unrelated to the oil and gas industry, were sold back to the previous owners of Sledge for $1,728,000.

     The operating results of this acquisition are included in the Company's consolidated statements of income from the date of acquisition. The following unaudited pro forma summary presents the consolidated results of operations as if Sledge had been acquired as of the beginning of 1995, after giving effect to certain adjustments, including the elimination of certain revenues and other income and expenses attributed to the assets not acquired from Sledge, and increased interest expense on the acquisition debt and related income tax effects.

                                                                  YEAR ENDED
                                                                 DECEMBER 31,
                                                              ------------------
                                                               1995       1996
                                                              -------    -------
                                                                 (UNAUDITED)
                                                                (IN THOUSANDS,
                                                                    EXCEPT
                                                              PER SHARE AMOUNTS)
Revenues....................................................  $73,271    $90,806
Net income..................................................    3,291      4,078
Net income per share........................................      .73        .81

                                  (continued)

                    PATTERSON ENERGY, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

2. MERGER AND ACQUISITIONS (CONTINUED)

     The pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisition been made as of the date indicated. In addition, they are not intended to be a projection of future results and do not reflect any synergies that might be achieved from combined operations.

     Other Asset Acquisitions -- During November and December 1996, in two separate transactions with non-affiliated entities, the Company acquired 15 oil and gas drilling rigs and other related equipment. The total consideration paid for these assets was $4,180,000 consisting of $2,350,000 cash, a $400,000 promissory note payable and the issuance of 52,000 shares of the Company's common stock, valued for purposes of the transaction at $1,430,000 (See Notes 5 and 7).

3. CASH

     Included in cash as of December 31, 1995 and 1996 was approximately $1,687,000 and $2,432,000, respectively, of monthly oil and gas sales to be distributed to revenue owners subsequent to year-end.

4. PROPERTY AND EQUIPMENT

     Property and equipment consisted of the following at December 31, 1995 and 1996:

                                                              1995            1996
                                                          ------------    ------------
Drilling rigs and related equipment.....................  $ 69,041,682    $ 86,795,987
Producing oil and gas properties........................    15,387,584      18,071,086
Undeveloped oil and natural gas properties..............       251,500         251,365
Other equipment.........................................       430,911         678,882
Buildings...............................................     2,743,138       3,176,618
Land....................................................       361,248         884,886
                                                          ------------    ------------
                                                            88,216,063     109,858,824
Less accumulated depreciation, depletion and
  amortization..........................................   (53,417,041)    (58,550,705)
                                                          ------------    ------------
                                                          $ 34,799,022    $ 51,308,119
                                                          ============    ============

5. NOTES PAYABLE

     Notes payable consisted of the following at December 31, 1995 and 1996:

                                                               1995           1996
                                                            -----------    -----------
Loan agreement with The CIT Group/Equipment Financing,
  Inc. entered into September 1996, with a revolving
  credit facility of $22,000,000; monthly payments bearing
  interest at the one month London Interbank Offered Rate
  (5.53% at December 31, 1996) plus 2.75%; revolving
  credit facility converts to a 60-month term loan August
  31, 1997; principal and interest monthly installments
  commencing September 30, 1997; collateralized by certain
  of the Company's drilling rigs and related drilling
  equipment; matures August 31, 2002......................  $ 7,000,000    $21,849,187

                                  (continued)

                    PATTERSON ENERGY, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

5. NOTES PAYABLE (CONTINUED)

                                                               1995           1996
                                                            -----------    -----------
Note payable entered into July 1994 in the original amount
  of $5,000,000 to U.S. Bancorp Leasing and Financial; 84
  monthly installments including interest at the one month
  London Interbank Offered Rate (5.72% at December 31,
  1995) plus 3.75%; payments subject to increase or
  decrease by the lender (as a result of changes in
  interest rate); collateralized by nine drilling rigs;
  matures July 2001. This note was paid prior to its
  maturity in 1996........................................    4,207,704             --
Line of credit with Norwest Bank Texas, Wichita Falls,
  N.A. (formerly Parker Square Bank, N.A.) entered into
  September 1994, with a facility of $1,000,000. The line
  of credit was amended and restated in June and December
  1995; and further amended and restated in June 1996
  increasing the facility to $4,000,000; monthly payments
  of interest only at the Wall Street Journal prime rate
  (8.25% at December 31, 1996); collateralized by certain
  of the Company's oil and gas properties; matures
  December 1, 1997........................................    1,999,403      3,599,403
Line of credit with Financial Services Partnership of
  Snyder, Texas, an entity affiliated with the Company's
  Chairman of the Board/Chief Executive Officer and the
  Company's President/ Chief Operating Officer; bearing
  interest at 8% payable monthly; collateralized by
  accounts receivable and other intangibles; matures
  December 1997. The note was paid prior to its maturity
  in 1996.................................................      609,000             --
Promissory note payable dated December 5, 1996 in the
  original principal amount of $400,000 payable to a
  non-affiliated entity; uncollateralized, non-interest
  bearing; monthly principal payments of $66,666; matures
  June 1997...............................................           --        400,000
                                                            -----------    -----------
                                                             13,816,107     25,848,590
  Less current maturities.................................     (909,634)      (116,667)
                                                            -----------    -----------
                                                            $12,906,473    $25,731,923
                                                            ===========    ===========

     On September 27, 1996, the Company replaced its existing credit facility with The CIT Group/Equipment Financing, Inc. ("CIT") with a new loan agreement from CIT (the "Loan Agreement") providing for an increased facility of the lesser of 68% of the fair market value of the Company's assets pledged as collateral or $22,000,000. The Company's 40 drilling rigs and other related drilling equipment owned at the date the Loan Agreement was executed as well as other drilling rigs and related equipment acquired using proceeds from the Loan Agreement are pledged as collateral. The Loan Agreement allows for advances to be made to the Company until August 31, 1997, at which time the Loan Agreement will be converted into a 60-month term loan. The Loan Agreement calls for monthly installments of $50,000 plus interest through January 31, 1997 and monthly installments of $100,000 plus interest from February 28, 1997 through August 31, 1997. Beginning September 30, 1997, the Company is required to pay monthly principal and

                                  (continued)

                    PATTERSON ENERGY, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

5. NOTES PAYABLE (CONTINUED)

interest payments in an amount necessary to amortize 75% of the outstanding balance under the Loan Agreement over the aforementioned 60-month amortization period. The final installment on August 31, 2002 will include a balloon payment sufficient to pay all remaining accrued principal and interest amounts then outstanding. The outstanding principal balance under the Loan Agreement shall bear interest equal to the one month London Interbank Official Rate plus 2.75%.

     During October 1996, the Company retired amounts then outstanding under the existing loan agreements with CIT and U.S. Bancorp Leasing and Financial ("U.S. Bancorp") of approximately $7,700,000 and $3,746,000, respectively. The Company incurred approximately $110,000 of expense relative to a prepayment penalty (approximately $75,000) assessed by U.S. Bancorp and accelerated amortization expense (approximately $35,000) for the remaining unamortized commitment fee on the U.S. Bancorp obligation.

     On December 5, 1996, in connection with the acquisition of three drilling rigs from a non-affiliated entity (See Note 2), the Company executed an unsecured, non-interest bearing promissory note in the amount of $400,000 payable in six equal monthly installments commencing January 1, 1997. Given the short-term nature of the promissory note, an imputed interest amount would not be material to the financial condition or results of operations of the Company at December 31, 1996.

     The CIT Loan Agreement and the Norwest Bank Texas, Wichita Falls, N.A. ("Norwest") line of credit contain a number of representations, warranties and covenants, the breach of which, at the election of CIT or Norwest, would accelerate the maturity date of the loans.

     The covenants include:

        - Maintenance on a quarterly basis of a consolidated cash flow coverage ratio of at least 2:1 (CIT) and 1.5:1 (Norwest) (sum of net income, plus depreciation, depletion and amortization, less dividends paid and extraordinary items in the prior four quarters; divided by the sum of the current portion of long-term debt and capitalized lease obligations coming due in the following four quarters).

        - Maintenance on a consolidated basis of tangible net worth of at least $36,000,000 (CIT) and $20,000,000 (Norwest).

        - Maintenance on a consolidated basis of a ratio of total liabilities to tangible net worth not to exceed 1.25:1 (CIT) and 1.75:1 (Norwest).

        - Without written consent of CIT and/or Norwest, the Company cannot conduct any business not being conducted by the Company on September 27, 1996 (CIT) or March 14, 1995 (Norwest), nor liquidate, dissolve or merge into any other entity.

        - The Company shall not pay, or authorize the payment of, any dividends on any stock, debenture or other security without the prior written consent of Norwest.

     Other restrictive covenants under the terms of all debt agreements require that the underlying collateral not be subjected to impairment, sold, conveyed, transferred, encumbered, mortgaged, pledged, assigned or hypothecated in any manner without express written consent of the lenders. At December 31, 1996, the Company was in compliance with all loan covenants.

     The estimated fair value of the Company's short and long-term debt obligations approximate their related carrying value because of the frequency of their repricing.

                                  (continued)

                    PATTERSON ENERGY, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

5. NOTES PAYABLE (CONTINUED)

     Unused credit available under existing loan and line of credit agreements totaled approximately $550,000 at December 31, 1996.

     A commercial bank has issued a letter of credit to the Company's workers' compensation insurance carrier on behalf of the Company in the amount of $150,000 which is fully collateralized by a certificate of deposit. Additionally, the Company maintains a letter of credit in the amount of $475,000 with a bank for the benefit of an insurance company as collateral for retrospective premiums and retained losses which could become payable under the terms of the Company's insurance contract which existed prior to consummation of the merger with Tucker. This letter of credit expires on November 30, 1997, but provides for an indefinite number of annual extensions of the expiration date. The Company has pledged as collateral against the letter of credit a U.S. Treasury bill, maturing on March 13, 1997, with a book value of approximately $544,000 as of December 31, 1996. No amounts have been drawn under either letter of credit.

     Substantially all of the notes payable outstanding as of December 31, 1996 have been classified as noncurrent. The amount reflected as noncurrent at that date was paid in its entirety subsequent to December 31, 1996 using proceeds provided by the Company's issuance of common stock (See Note 17 for further discussion of the Company's equity offering).

6. COMMITMENTS AND CONTINGENCIES

     Commitments -- On July 15, 1994, the Company issued 250,000 shares of common stock as part of the purchase price of certain assets. The terms of the transaction included a registration rights agreement that, among other matters, provided in the event the holder of the shares ("Holder") still held the shares on April 1, 1996, but prior to April 1, 1997, at the request of the Holder, during such period, the Company would use its best efforts to arrange for the purchase of the shares at the best available price; provided, however, that if the price were less than $7.50 per share (before deduction of any brokerage commission), the Company would pay to the Holder the difference between $7.50 per share and the consideration received by the Holder (See Note 7).

     During September 1995, the Holder sold the 250,000 shares of common stock to Metropolitan Life Insurance Company, Separate Account EN ("MetLife"). At the time of the sale to MetLife, MetLife and the Company amended and restated the registration rights agreement ("Amended and Restated Agreement") in its entirety. The Amended and Restated Agreement provides that the Company, upon written notice from MetLife, or any transferee of the 250,000 shares, on or after February 1, 1996, shall file, at the Company's expense, a "shelf" registration statement with the commission and keep the registration statement effective until the earlier to occur of (i) such time as all of the registered shares have been sold, (ii) two years from the effective date of the registration statement, or (iii) the date on which such shares become available for resale under Rule 144(k) of the Securities Act of 1933. The provision relating to the $7.50 price guarantee was eliminated.

     Supplemental Executive Retirement Plan -- Effective April 1, 1991 the Tucker Drilling Company, Inc. Supplemental Executive Retirement Plan (the "Plan") was established for certain officers and key employees. Pursuant to agreements, as amended on April 22, 1996 and May 16, 1996 with related participants of the Plan, the Company was obligated to pay each participant, or the designated beneficiary, a lump sum at such participant's death, disability or retirement. The amount to be paid to each participant was equal to the participant's vested benefit at such date, limited, however, to related benefits received from underlying insurance policies as described below. As of December 31, 1996, the Company incurred approximately

                                  (continued)

                    PATTERSON ENERGY, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

6. COMMITMENTS AND CONTINGENCIES (CONTINUED)

$330,000 of expense to recognize the Company's ultimate possible obligation under the Plan of approximately $568,000.

     The Company, through a grantor trust of which it is beneficiary, owns life insurance policies on the participants and an annuity from which future premiums on the life insurance policies will be paid. These assets are included as other assets at a book value of approximately $568,000 at December 31, 1996 and 1995.

     The insurance company, which is the issuer of the life insurance and annuity contracts owned by the Company, is currently under the supervision of the Michigan Commissioner of Insurance pursuant to an Order of Rehabilitation. Although the insurance company has continued to pay death benefits and scheduled annuity benefits, cash surrender values reflected above may be subject to change and access to such cash surrender values may be limited pending the negotiation of assumption reinsurance agreements.

     Contingencies -- The Company's drilling and oil and gas exploration and production operations are subject to inherent risks, including blowouts, cratering, fire and explosions which could result in personal injury or death, suspended drilling operations, damage to, or destruction of equipment, damage to producing formations and pollution or other environmental hazards. As a protection against these hazards, the Company maintains general liability insurance coverage of $1,000,000 per occurrence with $3,000,000 of aggregate and excess liability and umbrella coverages up to $20,000,000 per occurrence with a $20,000,000 aggregate. The Company believes it is adequately insured for public liability and property damage to others with respect to its operations. However, such insurance may not be sufficient to protect the Company against liability for all consequences of well disasters, extensive fire damage or damage to the environment. The Company also carries insurance to cover physical damage to, or loss of, its rigs; however, it does not carry insurance against loss of earnings resulting from such damage or loss.

     The Company's lenders which have a security interest in the drilling rigs are named as loss payees on the physical damage insurance on such rigs. The Company has never been fined or incurred liability for pollution or other environmental damage in connection with its operations.

     The Company is involved in various routine litigation incident to its business. In the Company's opinion, none of these proceedings will have a material adverse effect on the financial condition of the Company.

7. STOCKHOLDERS' EQUITY

     In July 1994, the Company acquired certain assets of Questor pursuant to the terms of an asset purchase agreement between the Company and Questor, dated July 8, 1994. The purchase price for the assets consisted of a cash payment of $4,500,000 and 250,000 shares of the Company's common stock, par value $0.01 per share. The total value of the transaction was $6,375,000.

     In September 1994, the Board of Directors of the Company approved a resolution that all shares of common stock, par value $.01 per share, of the Company then issued but not outstanding (the "Treasury Stock") be retired. The Board of Directors further approved a resolution that the Treasury Stock resume the status of authorized and unissued shares of common stock.

     In May 1995, the Company acquired three drilling rigs and related equipment from a non-affiliated person. The purchase price for the rigs consisted of $367,500 cash, 97,500 shares of the Company's common stock and warrants to purchase an additional 75,000 shares at an exercise price of $9.00 per share. The total value of the transaction was $1,089,750. The Company has granted certain registration rights to the seller with respect to the 97,500 shares and the 75,000 shares purchasable upon exercise of the warrants (collectively the "registrable securities") consisting of (a) a one-time right after December 1, 1995, but prior to December 1,

                                  (continued)

                    PATTERSON ENERGY, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

7. STOCKHOLDERS' EQUITY (CONTINUED)

1998, to cause the Company to file, at the Company's expense, a registration statement with the Securities and Exchange Commission (the "Commission" ) covering the registrable securities, provided that the number of shares that may be sold in any given calendar month in connection with such registration statement may not exceed the greater of (i) 37,500 shares or (ii) 0.196 times the average monthly trading volume of the Company's common stock on the Nasdaq National Market over the preceding 12 calendar months and (b) the right to join the registrable securities in any registration statements filed by the Company with the Commission. During October 1996, the Company registered certain securities with the Commission on a Form S-3 Registration Statement which included the aforementioned 97,500 shares.

     In July 1995, the Company elected to redeem all of its outstanding redeemable warrants (856,750) at the redemption price of $0.05 per warrant. The redemption date was September 11, 1995 (the "Redemption Date"). Any right to exercise a redeemable warrant terminated on September 8, 1995, the business day immediately preceding the Redemption Date. As of September 26, 1995, the Company issued 426,874 shares of common stock upon the exercise of 853,748 redeemable warrants at $7.50 per share. The remaining 3,002 redeemable warrants were redeemed for a nominal amount. The Company received approximately $2,995,000 from the exercise of the redeemable warrants. The funds were included in the Company's working capital and have been used for general corporate purposes.

     In November 1995, the Company issued a total of 35,577 shares of common stock to the underwriters of the Company's initial public offering pursuant to their exercise of 75,315 redeemable warrants. The redeemable warrants were issued to the underwriters pursuant to the partial exercise of underwriter warrants issued as compensation for their underwriting services in connection with the initial public offering. Total proceeds received by the Company for the exercise of the underwriters warrants and the redeemable warrants was approximately $281,000.

     In July 1996, pursuant to the terms of the Underwriters' Warrant Agreement dated November 2, 1993 as amended on November 15, 1994 and June 18, 1996, the Company issued 38,224 shares of common stock upon the conversion of 75,315 warrants. In lieu of a cash payment for the exercise of such warrants, the respective warrant holders elected to forfeit 37,091 shares of common stock back to the Company.

     In July 1996, the stockholders of the Company approved an amendment to the Company's Certificate of Incorporation providing for an increase of 4,000,000 shares in the total number of authorized shares of the Company's common stock and the issuance of 1,577,514 of such shares in connection with the Company's merger with Tucker (See Note 2).

     In December 1996, the Company acquired three drilling rigs from a non-affiliated party. The purchase price for the rigs consisted of $100,000 cash, a $400,000 promissory note and the issuance of 52,000 shares of the Company's common stock valued at $1,430,000 (See Note 2).

     At December 31, 1996, the Company has 4,943,591 shares of common stock issued and outstanding and no shares of preferred stock issued or outstanding.

8. STOCK OPTIONS AND WARRANTS

     Employee Stock Incentive Plan -- In August 1993, the Company adopted the Patterson Energy, Inc. 1993 Stock Incentive Plan (the "Stock Incentive Plan"). The purpose of the Stock Incentive Plan is to provide continuing incentives to the Company's key employees, which may include, but shall not necessarily be limited to, members of the Board of Directors (excluding members of the Compensation Committee) and officers of the Company. The Stock Incentive Plan provides for an authorization of 175,000 shares of common

                                  (continued)

                    PATTERSON ENERGY, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

8. STOCK OPTIONS AND WARRANTS (CONTINUED) stock for issuance thereunder. Under the Stock Incentive Plan, the Company may grant to key employees awards of stock options and restricted stock or any combination thereof. The Company may grant both incentive stock options ("incentive stock options") intended to qualify under Section 422 of the Internal Revenue Code of 1986, as amended, and options which are not qualified as incentive stock options. The options become immediately exercisable in the event of a change in control (as defined in the Stock Incentive Plan) of the Company. Under the Stock Incentive Plan, the exercise price of incentive stock options must be at least equal to the fair market value of the stock on date of grant and the exercise price of non-incentive stock options may not be less than 80% of the fair market value on date of grant.

     Stock options covering a total of 166,000 shares of common stock have been granted to date under the Stock Incentive Plan to five executive officers and 15 other employees of the Company, including Mr. Patterson (options covering 70,000 shares or approximately 42% of the total options granted). The outstanding options were variously granted on March 31, 1995 and October 27, 1995. Each of the options has a 10-year term. The options granted on March 31, 1995 are exercisable at a price of $7.25 per share; while the options granted on October 27, 1995 are exercisable at a per share price of $12.50. These exercise prices were equal to the fair market value of the stock on the respective grant dates. The options granted to the employees vest either (i) 20% a year, beginning on the grant date and 20% for the next four anniversaries of the date of grant, or
(ii) 11.2% for the first five years, beginning on the grant date, and 22% on each of the next two anniversaries of the grant date. No options granted under the Stock Incentive Plan have been exercised as of December 31, 1996.

     In March 1983, the Board of Directors of Tucker approved and implemented an Incentive Stock Option Plan which was amended in 1988 to allow for granting of nonqualified stock options and in 1991 was further amended to eliminate stock appreciation rights. The purpose of the plan was to attract and retain key employees and directors and to provide such persons with a proprietary interest in Tucker through the granting and exercise of stock options. The maximum number of shares of common stock available for issuance under the plan was 126,910 shares. The proceeds from the sale of common stock pursuant to the plan were to be added to the general funds of Tucker and used for general corporate purposes.

     In June 1994 the Board of Directors of Tucker adopted the Tucker Drilling Company, Inc. 1994 Non-Qualified Stock Option Plan. Officers and directors were not eligible to receive options from this plan. The maximum number of shares available for issuance under the plan was 20,720 shares.

     Each of the plans provide that options may be granted to purchase shares at prices not less than the fair market value at date of grant. The exercise period is governed by option agreements, but in no event may the exercise period extend beyond ten years from the date of grant. As discussed at Note 2, existing stock options and other employee incentive plans of Tucker became plans to purchase or receive common stock of the Company upon consummation of the merger of the Company and Tucker.

     Non-Employee Directors' Stock Option Plan -- In June 1995, Patterson adopted the Non-Employee Directors' Stock Option Plan (the "Outside Directors' Plan"). The purpose of the Outside Directors' Plan is to encourage and provide incentive for high level performance by non-employee directors of the Company. An aggregate of 30,000 shares of common stock are reserved for issuance under the Outside Directors' Plan to directors who are not employees of the Company.

     The exercise price of options will be the fair market value of stock on the date of grant. Outside directors are automatically granted options to purchase 5,000 shares and an additional 1,000 shares for each subsequent year that they serve up to a maximum of 10,000 shares per director. Each option is exercisable one year after the date of grant and expires five years from the date of grant. The options become immediately exercisable in

                                  (continued)

                    PATTERSON ENERGY, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

8. STOCK OPTIONS AND WARRANTS (CONTINUED)

the event of a change of control (as defined in the Outside Directors' Plan) of the Company. On June 6, 1995, each of the outside directors of the Company was automatically granted an option covering 5,000 shares with an exercise price of $9.00 per share and on June 6, 1996, an additional 1,000 options was granted to each of the two outside directors with an exercise price of $17.25 per share. Concurrent with the addition of a member to the Company's Board of Directors in July 1996, 5,000 options were granted with an exercise price of $17.50 per share.

     A summary of the status of the Company's stock options issued under the Stock Incentive Plan and the Outside Directors' Plan as of December 31, 1995 and December 31, 1996 and the changes during each of the two years then ended is presented below:

                                                         1995                             1996
                                            ------------------------------   ------------------------------
                                            NO. OF SHARES      WEIGHTED      NO. OF SHARES      WEIGHTED
                                            OF UNDERLYING      AVERAGE       OF UNDERLYING      AVERAGE
                                               OPTIONS      EXERCISE PRICE      OPTIONS      EXERCISE PRICE
                                            -------------   --------------   -------------   --------------
Outstanding at beginning of the year......          --          $   --          176,000          $10.07
  Granted at the money....................     175,000           10.05            7,000           16.07
  Granted at a premium....................       1,000           13.50               --              --
                                               -------          ------          -------          ------
          Total granted...................     176,000           10.07            7,000           16.07
                                               -------          ------          -------          ------
  Exercised...............................          --              --               --              --
  Forfeited...............................          --              --               --              --
  Expired.................................          --              --               --              --
                                               -------          ------          -------          ------
Outstanding at end of year................     176,000          $10.07          183,000          $10.30
                                               =======          ======          =======          ======
Exercisable at end of year................      30,360          $ 9.91           71,120          $ 9.80
                                               =======          ======          =======          ======
Weighted average fair value of options
  granted at the money....................         N/A          $ 4.56              N/A          $ 7.40
                                               =======          ======          =======          ======
Weighted average of fair value of options
  granted at a premium....................         N/A          $ 5.03              N/A          $   --
                                               =======          ======          =======          ======
Weighted average fair value of options
  granted during the year.................         N/A          $ 4.57              N/A          $ 7.40
                                               =======          ======          =======          ======

     The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for grants in 1995 and 1996, respectively; dividend yield of 0.00% for both years; risk-free interest rates are different for each grant and range from 5.65% to 7.02%; the expected lives of options are estimated and range from 5 to 7 years; and a volatility of 38.68% for all grants.

                                  (continued)

                    PATTERSON ENERGY, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

8. STOCK OPTIONS AND WARRANTS (CONTINUED)
     The following table summarizes information about stock options outstanding as of December 31, 1996:

                           OPTIONS OUTSTANDING             OPTIONS EXERCISABLE
                  -------------------------------------   ----------------------
                                  WEIGHTED
                    NUMBER        AVERAGE      WEIGHTED     NUMBER      WEIGHTED
                  OUTSTANDING    REMAINING     AVERAGE    EXERCISABLE   AVERAGE
    RANGE OF          AT        CONTRACTUAL    EXERCISE       AT        EXERCISE
EXERCISE PRICES    12/31/96     LIFE (YEARS)    PRICE      12/31/96      PRICE
----------------  -----------   ------------   --------   -----------   --------
$ 7.25 to $12.00     85,000         8.02        $ 7.46      40,000       $ 7.69
$12.01 to $17.50     98,000         8.63        $12.77      31,120       $12.51
----------------    -------         ----        ------      ------       ------
$ 7.25 to $17.50    183,000         8.35        $10.30      71,120       $ 9.80

     Public Relations Services Stock Options -- During November 1994, February 1995 and July 1995, the Company issued options covering a total of 125,000 shares of common stock to two consultants as partial compensation for public relations services rendered to the Company. All options granted to the consultants have an exercise price no less than the fair market value of the stock at date of grant. The respective options were fully exercisable upon grant date. In November 1994, 32,500 options were granted at $7.50 per share and 12,500 options were granted at $8.50 per share. In February 1995, 20,000 options were granted at $8.775 per share which had a fair value of $2.249 per option and in July 1995, 60,000 options were granted at $9.625 per share which had a fair value of $4.1665 per option. At December 31, 1996, 20,000 options with an exercise price of $9.625 per share have been exercised. The options expire five years from date of grant and the unexercised options outstanding at December 31, 1996 have a weighted-average remaining contractual life of 8.37 years.

     The fair values of these options were determined using the following assumptions: dividend yield of 0.00%; risk-free interest rates of 7.74% and 5.92%, for January 1 and July 1, respectively; expected lives of 5 years; and volatility of 38.68%.

     Pro Forma Net Income and Net Income Per Common Share -- Had the compensation cost for the Company's stock-based compensation plans been determined consistent with Statement 123, the Company's net income and net income per common share for 1995 and 1996 would approximate the pro forma amounts below:

                                          DECEMBER 31, 1995         DECEMBER 31, 1996
                                       -----------------------   -----------------------
                                           AS          PRO           AS          PRO
                                        REPORTED      FORMA       REPORTED      FORMA
                                       ----------   ----------   ----------   ----------
Statement 123 charge net of income
  tax................................  $       --   $  202,730   $       --   $  162,081
APB 25 charge........................  $       --   $       --   $       --   $       --
Net income...........................  $3,201,066   $2,998,336   $4,271,077   $4,108,996
                                       ==========   ==========   ==========   ==========
Net income per common share:
  Primary............................  $      .73   $      .68   $      .86   $      .82
                                       ==========   ==========   ==========   ==========
  Assuming full dilution.............  $      .71   $      .66   $      .85   $      .81
                                       ==========   ==========   ==========   ==========

     The effects of applying Statement 123 in this pro forma disclosure are not indicative of future amounts. Statement 123 does not apply to awards prior to 1995.

     Underwriters' Warrants -- In November 1993, the underwriters of the Company's initial public offering were issued warrants as partial consideration for their underwriting services for the initial public offering. The warrants give the underwriters the right to purchase 75,315 shares of the Company's common stock at a price

                                  (continued)

                    PATTERSON ENERGY, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

8. STOCK OPTIONS AND WARRANTS (CONTINUED)

of $8.68 per share and 75,315 redeemable warrants at $.375 per warrant. In November 1995, 75,315 redeemable warrants were issued to the underwriters due to a partial exercise of the warrants. These redeemable warrants were immediately exercised by the underwriters at a price of $7.50 per share resulting in the issuance of 35,577 shares of the Company's common stock. In July 1996 the remaining 75,315 warrants were exercised in which 38,224 shares of the Company's common stock were issued (See Note 7).

     Stock Purchase Warrants -- In May 1995, the Company issued 75,000 warrants exercisable at $9.00 per share as partial consideration for the purchase of three drilling rigs and related equipment (See Note 7). The warrants were exercisable upon issuance and expire on December 31, 1997. No warrants have been exercised at December 31, 1996.

     The following table contains information concerning stock options and warrants:

                                                                          WEIGHTED
                                                                          AVERAGE
   GRANTED                                                  SHARES     EXERCISE PRICE
   -------                                                  -------    --------------
   1994...................................................   53,880        $ 7.86
   1995...................................................  331,000          9.67
   1996...................................................    7,000         17.43

  EXERCISED
  ---------
   1994...................................................    5,476        $ 7.93
   1995...................................................   56,158          7.62
   1996...................................................  144,508          8.41

 SURRENDERED
 -----------
   1994...................................................      444        $ 8.28
   1995...................................................    1,776          8.28
   1996...................................................   37,091          8.68

OUTSTANDING AT
   YEAR END
--------------
   1994...................................................  278,223        $ 8.10
   1995...................................................  551,289          9.08
   1996...................................................  376,690          9.54

EXERCISABLE AT
   YEAR END
--------------
   1994...................................................  259,131        $ 8.09
   1995...................................................  401,385          8.76
   1996...................................................  270,090          9.21

9. LEASES

     Rent expense for office space and certain tools and equipment under monthly rental agreements and operating leases in 1994, 1995 and 1996 was approximately $793,000, $1,042,000 and $1,797,000, respectively.

     For the year ended December 31, 1994, the Company paid $13,800 in lease payments for the use of certain drilling rigs owned in part by Navajo Rigs, Inc. ("Navajo"), an affiliated entity. During April 1995, the Company acquired a 57.85% undivided interest in each of two drilling rigs in which the Company owned the remaining 42.15% interest. The interests were acquired from Navajo for a purchase price of $433,875 in cash pursuant to a merger of Navajo into the Company. The acquired interests were leased by the Company on a month-to-month basis prior to the acquisition.

                                  (continued)

                    PATTERSON ENERGY, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

10. INCOME TAXES

     The provision for income taxes for the years ended December 31, 1994, 1995 and 1996 consists of the following:

                                                 1994          1995           1996
                                               ---------    -----------    -----------
Federal:
  Current....................................  $ 105,019    $   138,825    $    51,828
  Deferred income tax benefit................   (406,515)    (1,000,324)    (2,428,395)
                                               ---------    -----------    -----------
                                                (301,496)      (861,499)    (2,376,567)
State:
  Current....................................    108,330         74,735        122,144
                                               ---------    -----------    -----------
          Total income tax benefit...........  $(193,166)   $  (786,764)   $(2,254,423)
                                               =========    ===========    ===========

     The effective income tax rate varies from the Federal statutory rate as follows for the years ended December 31, 1994, 1995 and 1996:

                                                             1994     1995      1996
                                                             -----    -----    ------
Statutory tax rate.........................................   34.0%    34.0%     34.0%
Net operating loss carryforwards...........................  (34.0)   (34.0)       --
Reduction of valuation allowance...........................   (8.5)   (41.4)   (151.8)
State income taxes.........................................    2.3      3.1       6.1
Alternative minimum taxes..................................    2.2      5.8        --
                                                             -----    -----    ------
Effective tax rate.........................................   (4.0)%  (32.5)%  (111.7)%
                                                             =====    =====    ======

     There is $51,810 of accrued Federal income taxes in accrued expenses at December 31, 1995. There is $32,885 of prepaid Federal income taxes in other current assets at December 31, 1996. There are $135,642 and $122,144 of accrued state income taxes in accrued expenses at December 31, 1995 and 1996, respectively.

     As of January 1, 1994, the deferred tax asset valuation allowance of approximately $6,009,000 was due primarily to net operating loss ("NOL") carryforwards which were not expected to be utilized before their respective expiration dates or which benefits the Company was unable to predict would more likely than not be realized. During each of the years in the three year period ended December 31, 1996, the Company changed its estimate with respect to its net deferred tax assets and, accordingly, reduced the related valuation allowance in each of those years by approximately $407,000, $1,000,000 and $2,095,000, respectively. To the extent the valuation allowance was reduced, the related tax benefit was credited to income tax expense.

                                  (continued)

                    PATTERSON ENERGY, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

10. INCOME TAXES (CONTINUED)
     The tax effect of significant temporary differences representing deferred tax assets and changes therein were as follows (in thousands):

                             JANUARY 1,     NET     JANUARY 1,     NET     JANUARY 1,     NET     DECEMBER 31,
                                1994      CHANGE       1995      CHANGE       1996      CHANGE        1996
                             ----------   -------   ----------   -------   ----------   -------   ------------
Deferred tax assets:
  Net operating loss
     carryforwards.........   $ 5,561     $(2,001)   $ 3,560     $  (891)   $ 2,669     $  (258)    $ 2,411
  Investment tax credit
     carryforwards.........       469          --        469          --        469         (94)        375
  AMT credit
     carryforwards.........       103         103        206          76        282          --         282
  Depletion
     carryforwards.........       556        (143)       413         199        612        (218)        394
  Property and equipment...        38          21         59         (59)        --          --          --
  Other....................       148         137        285         (13)       272         (18)        254
                              -------     -------    -------     -------    -------     -------     -------
                                6,875      (1,883)     4,992        (688)     4,304        (588)      3,716
  Valuation allowance......    (6,009)      2,223     (3,786)      1,691     (2,095)      2,095          --
                              -------     -------    -------     -------    -------     -------     -------
     Deferred tax assets...       866         340      1,206       1,003      2,209       1,507       3,716
Deferred tax liabilities:
  Property and equipment
     basis difference......      (866)         67       (799)         (3)      (802)     (1,527)     (2,329)
                              -------     -------    -------     -------    -------     -------     -------
     Net deferred tax
       asset...............   $    --     $   407    $   407     $ 1,000    $ 1,407     $   (20)    $ 1,387
                              =======     =======    =======     =======    =======     =======     =======

     For tax return purposes, the Company had tax NOL carryforwards of approximately $7,090,000 and alternative minimum tax ("AMT") NOL carryforwards of approximately $4,437,000 at December 31, 1996. In addition, the Company had AMT credit carryforwards of $282,000 and statutory depletion carryforwards of approximately $1,159,000 at December 31, 1996, which may be carried forward indefinitely as a credit against the regular tax liability. If unused, the aforementioned tax NOL carryforwards will expire in various amounts in years 1998 to 2012. During the years ended December 31, 1994, 1995 and 1996, the Company utilized approximately $5,891,000, $2,481,000 and $2,184,000, respectively, of NOL carryforwards. The Company had investment tax credit carryforwards of approximately $375,000 at December 31, 1996 which, if unused, will expire at various dates through 2001.

     During 1995, the Company's NOL carryforwards became subject to an annual limitation due to a change of over 50% in the stock ownership of the Company as defined in Internal Revenue Service Code Section 382(g). Such limitations have been imposed upon the net earnings of the Company excluding any contribution from the operations acquired in the Merger ("Patterson Income") and separately imposed upon the net earnings generated from the operations of the Tucker assets acquired in the Merger ("Tucker income"). The NOL carryforwards that can now be utilized to offset Patterson income in any year will be equal to approximately $1,808,000, which is determined by the value of Patterson's equity on August 2, 1995, the day prior to ownership change, times 5.88%, the Federal long-term exempt rate on that date as published by the U.S. Treasury Department. Similarly, the NOL carryforwards that can now be utilized to offset Tucker income will be limited to approximately $1,540,000 which is determined by the value of Tucker's equity on July 29, 1996, the day prior to consummation of the Merger, times 5.78%, the Federal long-term exempt rate on that date.

                                  (continued)

                    PATTERSON ENERGY, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

10. INCOME TAXES (CONTINUED)
     During the year ended December 31, 1996, the Company began recording non-cash Federal deferred income taxes based primarily on the relationship between the amount of the Company's unused Federal NOL carryforwards and the temporary differences between the book basis and tax basis in the Company's assets.

11. EMPLOYEE BENEFITS

     Profit Sharing Plan -- Effective January 1, 1992, the Company established a 401(k) profit sharing plan for all eligible employees. Company contributions are discretionary. In February 1996, the Company approved a contribution of approximately $100,000, which was accrued at December 31, 1995. In March 1997, the Company contributed $181,256 to the plan. The amount of the contribution was included in accrued expenses at December 31, 1996.

12. BUSINESS SEGMENTS

     The Company is engaged in contract drilling of oil and gas wells and oil and gas exploration, development and production. Total revenues by business segment include sales to affiliated customers. Information concerning the Company's business segments for the years ended December 31, 1994, 1995 and 1996 is as follows:

                                                 1994           1995           1996
                                              -----------    -----------    -----------
Revenues:
  Contract drilling.........................  $54,822,766    $57,599,180    $73,590,367
  Oil and gas...............................    4,706,782      6,844,769     10,117,463
                                              -----------    -----------    -----------
Total revenues..............................  $59,529,548    $64,443,949    $83,707,830
                                              ===========    ===========    ===========
Income (loss) from operations:
  Contract drilling.........................  $ 5,475,358    $ 3,383,605    $ 3,868,837
  Oil and gas...............................     (489,263)       (50,554)     1,550,455
                                              -----------    -----------    -----------
                                                4,986,095      3,333,051      5,419,292
                                              -----------    -----------    -----------
  General corporate expense(a)..............           --             --     (2,268,331)
  Interest income...........................      193,417        145,774        477,807
  Interest expense..........................     (366,152)    (1,064,523)    (1,612,114)
                                              -----------    -----------    -----------
  Income before income taxes................  $ 4,813,360    $ 2,414,302    $ 2,016,654
                                              ===========    ===========    ===========
Identifiable assets:
  Contract drilling.........................  $39,345,133    $52,642,402    $63,505,797
  Oil and gas...............................   10,163,670     10,348,443     24,407,508
                                              -----------    -----------    -----------
Total assets................................  $49,508,803    $62,990,845    $87,913,305
                                              ===========    ===========    ===========
Depreciation, depletion and amortization:
  Contract drilling.........................  $ 3,646,246    $ 5,106,317    $ 6,836,448
  Oil and gas...............................    1,265,683      2,416,378      3,123,190
                                              -----------    -----------    -----------
Total depreciation, depletion and
  amortization..............................  $ 4,911,929    $ 7,522,695    $ 9,959,638
                                              ===========    ===========    ===========
Capital expenditures:
  Contract drilling.........................  $10,319,698    $15,676,879    $23,353,285
  Oil and gas...............................    2,968,625      5,106,895      4,105,921
                                              -----------    -----------    -----------
Total capital expenditures..................  $13,288,323    $20,783,774    $27,459,206
                                              ===========    ===========    ===========

---------------

(a) The general corporate expense for 1996 is comprised entirely of non-recurring acquisition costs. All other general corporate revenues and expenses, except for interest income and interest expense, have been allocated to the business segments of the Company.

                                  (continued)

                    PATTERSON ENERGY, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

12. BUSINESS SEGMENTS (CONTINUED)
     No customer accounted for more than 10% of the Company's consolidated revenues for the years ended December 31, 1994, 1995 and 1996.

13. OIL AND GAS EXPENDITURES

     Gross oil and gas expenditures by the Company for the years ended December 31, 1994, 1995 and 1996 are summarized below:

                                                    1994          1995          1996
                                                 ----------    ----------    ----------
Property acquisition costs.....................  $  860,759    $1,186,859    $  665,727
Exploration costs..............................   2,332,926     3,736,937     3,683,690
Development costs..............................     967,933     1,385,130     2,174,325
                                                 ----------    ----------    ----------
                                                 $4,161,618    $6,308,926    $6,523,742
                                                 ==========    ==========    ==========

     The aggregate amount of capitalized costs of oil and gas properties as of December 31, 1994, 1995 and 1996 is comprised of the following:

                                                1994           1995            1996
                                             -----------    -----------    ------------
Proved properties..........................  $11,215,663    $15,387,584    $ 18,071,086
Accumulated depreciation, depletion and
  amortization.............................   (7,445,261)    (9,009,244)    (11,412,586)
                                             -----------    -----------    ------------
Net proved properties......................  $ 3,770,402    $ 6,378,340    $  6,658,500
                                             ===========    ===========    ============

                                  (continued)

                    PATTERSON ENERGY, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

14. SUPPLEMENTARY OIL AND GAS RESERVE INFORMATION AND RELATED DATA (UNAUDITED)

     The following table sets forth information with respect to quantities of net proved developed oil and natural gas reserves and changes in those reserves for the years ended December 31, 1994, 1995 and 1996. The quantities were estimated by an independent petroleum engineer for the years ended December 31, 1994, 1995 and 1996. The Company's proved developed oil and natural gas reserves are located entirely within the United States.

     ESTIMATES OF RESERVES AND PRODUCTION PERFORMANCE ARE SUBJECTIVE AND MAY CHANGE MATERIALLY AS ACTUAL PRODUCTION INFORMATION BECOMES AVAILABLE.

OIL AND GAS RESERVE QUANTITIES

                                                              OIL (BBLS)    GAS (MCF)
                                                              ----------    ----------
Estimated quantity, January 1, 1994.........................    346,773      2,522,614
Revision in previous estimates..............................    125,485        468,746
Extensions, discoveries and other additions.................    299,623      1,872,512
Purchases...................................................     27,400        181,495
Sales of reserves-in-place..................................    (75,193)      (416,328)
Production..................................................   (124,019)      (859,791)
                                                              ---------     ----------
Estimated quantity, January 1, 1995.........................    600,069      3,769,248
Revision in previous estimates..............................    (59,429)       549,322
Extensions, discoveries and other additions.................    405,364      2,272,738
Purchases...................................................      2,280         40,386
Sales of reserves-in-place..................................         --             --
Production..................................................   (191,342)    (1,361,770)
                                                              ---------     ----------
Estimated quantity, January 1, 1996.........................    756,942      5,269,924
Revision in previous estimates..............................     39,004        463,943
Extensions, discoveries and other additions.................    215,307      1,971,749
Purchases...................................................    289,402      1,686,655
Sales of reserves-in-place..................................     (3,506)       (87,045)
Production..................................................   (234,722)    (1,678,463)
                                                              ---------     ----------
Estimated quantity, January 1, 1997.........................  1,062,427      7,626,763
                                                              =========     ==========

                                  (continued)

                    PATTERSON ENERGY, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

14. SUPPLEMENTARY OIL AND GAS RESERVE INFORMATION AND RELATED DATA (UNAUDITED) (CONTINUED)

RESULTS OF OPERATIONS FOR OIL AND GAS PRODUCING ACTIVITIES

                                                        YEAR ENDED DECEMBER 31,
                                                 --------------------------------------
                                                    1994          1995          1996
                                                 ----------    ----------    ----------
Oil and gas sales..............................  $3,593,786    $5,399,536    $8,299,477
Gain (loss) on sale of oil and gas
  properties...................................     151,287        38,394      (101,809)
Gain on sale of undeveloped properties.........      48,506        66,755            --
                                                 ----------    ----------    ----------
                                                  3,793,579     5,504,685     8,197,668
                                                 ----------    ----------    ----------
Costs and expenses (benefit):
  Production costs.............................   1,150,590     1,715,155     2,128,729
  Exploration expenses.........................   1,493,676     1,137,557     1,453,232
  Depreciation, depletion and amortization.....   1,192,328     2,289,070     3,003,190
  Impairment of oil and gas properties.........          --       159,403       548,838
  Income tax expense (benefit).................     (20,745)       69,190       361,651
                                                 ----------    ----------    ----------
                                                  3,815,849     5,370,375     7,495,640
                                                 ----------    ----------    ----------
Results of operations for oil and gas producing
  activities...................................  $  (22,270)   $  134,310    $  702,028
                                                 ==========    ==========    ==========

STANDARDIZED MEASURE OF FUTURE NET CASH FLOWS OF PROVED DEVELOPED OIL AND NATURAL GAS RESERVES, DISCOUNTED AT 10% PER ANNUM

                                                           YEAR ENDED DECEMBER 31,
                                                        -----------------------------
                                                         1994       1995       1996
                                                        -------    -------    -------
                                                               (IN THOUSANDS)
Future gross revenues.................................  $15,336    $22,436    $42,930
Future development and production costs...............    6,772      8,623     17,293
Future income tax expense(a)..........................    1,055      2,158      6,581
                                                        -------    -------    -------
Future net cash flows.................................    7,509     11,655     19,056
Discount at 10% per annum.............................   (1,943)    (2,987)    (5,756)
                                                        -------    -------    -------
Standardized measure of discounted future net cash
  flows...............................................  $ 5,566    $ 8,668    $13,300
                                                        =======    =======    =======

---------------

(a) Future income taxes are computed by applying the statutory tax rate to future net cash flows less the tax basis of the properties and net operating loss attributable to oil and gas operations and investment tax credit carryforwards as of year-end; statutory depletion and tax credits applicable to future oil and gas-producing activities are also considered in the income tax computation.

                                  (continued)

                    PATTERSON ENERGY, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

14. SUPPLEMENTARY OIL AND GAS RESERVE INFORMATION AND RELATED DATA (UNAUDITED) (CONTINUED)

CHANGES IN THE STANDARDIZED MEASURE OF NET CASH FLOWS OF PROVED DEVELOPED OIL AND GAS RESERVES DISCOUNTED AT 10% PER ANNUM

                                                              YEAR ENDED DECEMBER 31,
                                                            ---------------------------
                                                             1994      1995      1996
                                                            -------   -------   -------
                                                                  (IN THOUSANDS)
Standardized measure at beginning of year.................  $ 4,009   $ 5,566   $ 8,668
Sales and transfers of oil and gas produced, net of
  production costs........................................   (2,337)   (3,891)   (6,288)
Net changes in sales price and future production and
  development costs.......................................   (1,516)      807     2,015
Extensions, discoveries and improved recovery, less
  related costs...........................................    4,070     6,278     9,505
Sales of minerals-in-place................................     (727)       --        --
Revision of previous quantity estimates...................    2,226       667     1,249
Accretion of discount.....................................      401       574       631
Changes in production rates and other.....................      (71)     (230)    1,943
Net change in income taxes................................     (489)   (1,103)   (4,423)
                                                            -------   -------   -------
Standardized measure at end of year.......................  $ 5,566   $ 8,668   $13,300
                                                            =======   =======   =======

15. CONCENTRATIONS OF CREDIT RISK

     Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of demand deposits, temporary cash investments and trade receivables.

     The Company believes that it places its demand deposits and temporary cash investments with high credit quality financial institutions. At December 31, 1995 and 1996, the Company's demand deposits and temporary cash investments consisted of the following:

                                                                 1995         1996
                                                              ----------   ----------
Deposit in FDIC and SIPC-insured institutions under $100,000
  and cash on hand..........................................  $  563,743   $1,398,936
Deposit in FDIC and SIPC-insured institutions over $100,000
  and cash on hand..........................................   4,984,675    6,222,517
Mutual fund collateralized by U.S. Treasury obligations and
  repurchase agreements which are collateralized by U.S.
  Treasury securities.......................................   6,664,034           --
                                                              ----------   ----------
                                                              12,212,452    7,621,453
          Less outstanding checks and other reconciling
            items...........................................  (2,867,958)  (4,127,827)
                                                              ----------   ----------
Cash and cash equivalents...................................   9,344,494    3,493,626
Investment in U.S. Treasury securities......................     524,323      543,867
                                                              ----------   ----------
                                                              $9,868,817   $4,037,493
                                                              ==========   ==========

     Concentrations of credit risk with respect to trade receivables are primarily focused on contract drilling receivables. The concentration is mitigated by the diversification of customers for which the Company provides drilling services. No significant losses from individual contracts were experienced during the years ended December 31, 1994, 1995 and 1996. Included in general and administrative expense for the periods

                                  (continued)

                    PATTERSON ENERGY, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

15. CONCENTRATIONS OF CREDIT RISK (CONTINUED)

ended December 31, 1995 and 1996 are provisions for doubtful receivables of $137,757 and $126,596, respectively.

     The carrying values of cash and cash equivalents, marketable securities and trade receivables approximate fair value due to the short-term maturity of these assets.

16. RELATED PARTY TRANSACTIONS

     Use of Assets -- The Company leases a 1981 Beech King-Air 90 airplane owned by an affiliate of the Company's Chairman of the Board/Chief Executive Officer. Under the terms of the lease, the Company pays a monthly rental of $9,200 and the costs of fuel, insurance, taxes and maintenance of the aircraft. From July 1992, until January 1995, the Company and another affiliate of the Chairman of the Board/Chief Executive Officer were co-lessees of the aircraft. Under the agreement the Company paid a monthly rental of $4,500 plus the Company's proportionate share of fuel and shares the insurance, taxes and maintenance equally with co-lessee. The Company paid approximately $126,497, $174,455 and $267,001 for the lease of the airplane during 1994, 1995 and 1996, respectively.

     Purchase of Oilfield Equipment and Related Parts -- In October 1994, the Company purchased oilfield equipment and parts from an entity currently owned 50% by an affiliate of the Company's Chairman of the Board/Chief Executive Officer and 50% by the President/Chief Operating Officer. The amount of the purchase was $150,000 and the Company had a related accounts payable of $125,000 to this entity at December 31, 1994.

     Contract Drilling Services -- A company owned in part by a relative of the Chairman of the Board/Chief Executive Officer, contracted drilling services from the Company during 1994, 1995 and 1996. Revenues for 1994, 1995 and 1996 include approximately $338,000, $597,700 and $919,743 respectively, for these services.

     Sales of Oil -- A company owned in part by a relative of the Chairman of the Board/Chief Executive Officer, acted as the first purchaser of oil produced from leases operated by the Company during 1995 and 1996. Sales of oil to that entity, both royalty and working interest (including the Company) were approximately $5,870,000 and $19,564,000 for 1995 and 1996, respectively.

     Joint Operation of Oil and Gas Properties -- The Company operates certain oil and gas properties in which the Chairman of the Board/Chief Executive Officer, the President/Chief Operating Officer and other persons or entities related to the Company purchased a joint interest ownership with the Company and other industry partners. The Company made oil and gas production payments (net of royalty) of $2,765,303, $3,907,116 and $6,346,426 from these properties in 1994, 1995 and 1996, respectively, to the aforementioned persons or entities. These persons or entities reimbursed the Company for joint operating costs of $2,347,547, $5,174,970 and $5,336,443 in 1994, 1995 and 1996, respectively.

     Common Ownership in Navajo Rigs -- Certain officers, directors and stockholders of the Company were also shareholders in Navajo Rigs (See Note 9).

     Note Payable to Related Parties -- Note payable to related parties is described in Note 5.

17. SUBSEQUENT EVENTS

     On January 2, 1997, the Company's Board of Directors adopted a Stockholder's Rights Plan (the "Plan"). The Plan stipulates that one preferred stock purchase right ("Right") will be created and issued for each share of common stock of the Company held as of the close of business on January 7, 1997. The Rights

                                  (continued)

                    PATTERSON ENERGY, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

17. SUBSEQUENT EVENTS (CONTINUED)
distributed under the Plan will expire on January 2, 2007, subject to earlier redemption by the Board of Directors.

     Each Right issued under the Plan will entitle stockholders to buy one one-hundredth of a share of Series A Participating Preferred Stock of the Company at an exercise price of $166. The Rights will not be exercisable until the earlier of (i) the acquisition by a person or group of 15% or more of the outstanding common stock or (ii) ten days after the commencement of, or announcement of an intention to make, a tender offer or exchange offer, the consummation of which would result in the beneficial ownership by a person or group of persons of 15% or more of the outstanding common stock. The term "Acquiring Person" means any person who, or which, together with all of the affiliates and associates, shall be the beneficial owner of 15% or more of the outstanding common stock (other than the Company or any Subsidiary of the Company, any employee benefit plan of the Company or any Subsidiary). Until the occurrence of one of the events described above, the Rights will be transferred only with the common stock.

     In January 1997, the Company completed a public offering of 1,763,000 shares of common stock at a price of $30.75 per share. Also in February 1997, the underwriters of the Company's public offering exercised their overallotment option to purchase 300,000 additional shares of common stock. Net proceeds from the offering totaled approximately $59,401,000 to the Company. The proceeds were used to pay, prior to maturity, notes payable and accrued interest of approximately $25,768,000 and prepayment penalties of approximately $191,000. The remaining funds are to be used for the refurbishment of certain rigs acquired in November and December 1996 and for general corporate purposes.

     The following unaudited pro forma consolidated financial position data assumes the Company's common stock offering and use of proceeds had occurred on December 31, 1996.

                                             DECEMBER 31, 1996
                                          -----------------------
                                             AS        PRO FORMA
                                          REPORTED    (UNAUDITED)
                                          --------    -----------
                                              (IN THOUSANDS)
Assets:
  Cash and cash equivalents.............  $ 3,494      $ 37,164
  Other current assets..................   31,987        31,987
                                          -------      --------
          Total current assets..........   35,481        69,151
  Other assets..........................   52,432        52,363
                                          -------      --------
          Total assets..................  $87,913      $121,514
                                          =======      ========
Liabilities and stockholders' equity:
  Current maturities of notes payable...  $   117      $    117
  Other current liabilities.............   17,772        17,772
                                          -------      --------
          Total current liabilities.....   17,889        17,889
  Notes payable, less current
     maturities.........................   25,732            --
  Other liabilities.....................      810           810
  Stockholders' equity..................   43,482       102,815
                                          -------      --------
          Total liabilities and
            stockholders' equity........  $87,913      $121,514
                                          =======      ========

                                  (continued)

                    PATTERSON ENERGY, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

17. SUBSEQUENT EVENTS (CONTINUED)

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("Statement 128") which is effective for the Company's fiscal year beginning January 1, 1997. Statement 128 specifies the computation, presentation and disclosure requirements for earnings per share ("EPS"). Some of the changes made to current EPS standards include: (i) eliminating the presentation of primary EPS and replacing it with basic EPS, with the principal difference being that common stock equivalents are not considered in computing basic EPS, (ii) eliminating the modified treasury stock method and the three present materiality provisions, and (iii) revising the contingent share provisions and the supplemental EPS data requirements. Statement 128 also requires dual presentation of basic and diluted EPS on the face of the income statement, as well as a reconciliation of the numerator and denominator used in the two computations of EPS. Basic EPS is defined by Statement 128 as net income from continuing operations divided by the average number of common shares outstanding without the consideration of common stock equivalents which may be dilutive to EPS. The Company's current methodology for computing its fully diluted EPS will not change in future periods as a result of its adoption of Statement 128. Implementation of Statement 128 is not expected to have a material effect on the Company's EPS.

                                 EXHIBIT INDEX

        EXHIBIT
          NO.                                    DESCRIPTION                           PAGE
        -------                                  -----------                           ----
         2.1             -- Plan and Agreement of Merger dated October 14, 1993,
                            between Patterson Energy, Inc., a Texas corporation, and
                            Patterson Energy, Inc., a Delaware corporation, together
                            with related Certificates of Merger.(1)
         3.1             -- Restated Certificate of Incorporation of the
                            Registrant(13)
         3.2             -- Bylaws of the Registrant(1)
         4.1             -- Excerpt from Restated Certificate of Incorporation of
                            Patterson Energy, Inc. regarding authorized Common Stock
                            and Preferred Stock.(14)
        10.1             -- Model Form Operating Agreement.(2)
        10.2             -- Form of Drilling Bid Proposal and Footage Drilling
                            Contract.(2)
        10.3             -- Form of Turnkey Drilling Agreement.(2)
        10.4             -- Amended and Restated Loan Agreement-Revolving Line of
                            Credit, dated December 1, 1995, among Norwest Bank,
                            Texas, Wichita Falls, N.A., Patterson Energy, Inc. and
                            Patterson Petroleum, Inc.(7)
        10.4.1           -- Revolving Line of Credit Promissory Note dated December
                            1, 1995.(7)
        10.4.2           -- Amendment of Mortgage, Deed of Trust, Assignment,
                            Security Agreement and Financing Statement dated December
                            1, 1995, from Patterson Petroleum, Inc., as Grantor, to
                            James B. Frank, Trustee, Norwest Bank Texas, Wichita
                            Falls, N.A. as Noteholder.(7)
        10.4.3           -- Mortgage, Deed of Trust, Assignment, Security Agreement
                            and Financing Statement, dated December 1, 1995, from
                            Patterson Petroleum, Inc., as Grantor, to James B. Frank,
                            as Trustee, Norwest Bank Texas, Wichita Falls, N.A. as
                            Noteholder.(7)
        10.5             -- Aircraft Lease, dated February 15, 1995, (effective
                            January 1, 1995) between Talbott Aviation, Inc. and
                            Patterson Energy, Inc.(3)
        10.5.1           -- Aircraft Lease, dated January 15, 1997, (effective
                            January 1, 1997) between Talbott Aviation, Inc. and
                            Patterson Energy, Inc.
        10.6             -- Plan and Agreement of Merger, dated as of April 21, 1995, by and between Navajo Rigs, Inc. and Patterson Energy,
                            Inc.(6)
        10.7             -- Asset Purchase Agreement, dated May 23, 1995, between
                            Perry E. Esping and Patterson Energy, Inc., together with
                            related Stock Purchase Warrant and Registration Rights
                            Agreement.(6)
        10.8             -- Participation Agreement, dated October 19, 1994, between
                            Patterson Petroleum Trading Company, Inc. and BHT
                            Marketing, Inc.(6)
        10.8.1           -- Participation Agreement dated October 24, 1995, between
                            Patterson Petroleum Trading Company, Inc. and BHT
                            Marketing, Inc.(8)
        10.9             -- Crude Oil Purchase Contract, dated October 19, 1994,
                            between Patterson Petroleum, Inc. and BHT Marketing,
                            Inc.(7)
        10.9.1           -- Crude Oil Purchase Contract, dated October 24, 1995,
                            between Patterson Petroleum, Inc. and BHT Marketing,
                            Inc.(8)
        10.10            -- Patterson Energy, Inc. 1993 Stock Incentive Plan.(7)
        10.11            -- Patterson Energy, Inc. Non-Employee Director's Stock
                            Option Plan.(7)
        10.12            -- Consulting and Stock Option Agreement, dated as of
                            November 15, 1994, between Patterson Energy, Inc. and
                            Shimmerlik Corporate Communications, Inc.(8)

        EXHIBIT
          NO.                                    DESCRIPTION                           PAGE
        -------                                  -----------                           ----
        10.13            -- Extended Consulting Agreement, dated as of April 1, 1995, between Patterson Energy, Inc. and Shimmerlik Corporate
                            Communications, Inc.(8)
        10.14            -- Consulting and Stock Option Agreement, dated as of
                            November 15, 1994, between Patterson Energy, Inc. and E.
                            Peter Hoffman, Jr.(8)
        10.15            -- Consulting and Stock Option Agreement, dated as of
                            February 15, 1995, between Patterson Energy, Inc. and E.
                            Peter Hoffman, Jr.(8)
        10.16            -- Consulting and Stock Option Agreement, dated as of August
                            2, 1995, between Patterson Energy, Inc. and E. Peter
                            Hoffman, Jr.(8)
        10.17            -- Agreement and Plan of Merger, dated April 22, 1996 among
                            Patterson Energy, Inc., Patterson Drilling Company and
                            Tucker Drilling Company, Inc.(9)
        10.17.1          -- Amendment to Agreement and Plan of Merger, dated May 16,
                            1996 among Patterson Energy, Inc., Patterson Drilling
                            Company and Tucker Drilling Company, Inc.(10)
        10.18            -- Loan Agreement, dated September 27, 1996, among The CIT
                            Group/Equipment Financing, Inc., Patterson Drilling
                            Company and Patterson Energy, Inc.(11)
        10.18.1          -- Secured Promissory Note of Patterson Drilling Company,
                            dated September 27, 1996.(11)
        10.18.2          -- Security Agreement, dated September 27, 1996, between
                            Patterson Drilling Company and The CIT Group/Equipment
                            Financing, Inc.(11)
        10.18.3          -- Guaranty, dated September 27, 1996, by Patterson Energy,
                            Inc. in favor of The CIT Group/Equipment Financing,
                            Inc.(11)
        10.19            -- Stock Purchase Agreement, dated October 23, 1996, among
                            Patterson Drilling Company and H. Gene Sledge, Joyce A.
                            Sledge, David W. Sledge and Michael G. Sledge.(12)
        10.19.1          -- Consulting Agreement dated October 23, 1996, between
                            Patterson Drilling Company and David W. Sledge.(12)
        10.19.2          -- Consulting Agreement dated October 23, 1996, between
                            Patterson Drilling Company and Michael G. Sledge.(12)
        10.19.3          -- Non-Competition Agreement, dated October 23, 1996, by and between Patterson Drilling Company and Michael G.
                            Sledge.(12)
        10.19.4          -- Non-Competition Agreement, dated October 23, 1996, by and between Patterson Drilling Company and H. Gene
                            Sledge.(12)
        10.19.5          -- Non-Competition Agreement, dated October 23, 1996, by and between Patterson Drilling Company and David W.
                            Sledge.(12)
        10.19.6          -- Asset Purchase Agreement dated October 23, 1996, by and between Sledge Ranches, Ltd. and Sledge Cattle Company,
                            Inc.(12)
        10.20            -- Asset Purchase Agreement, dated November 23, 1996,
                            between Patterson Drilling Company and Hondo Drilling
                            Company.
        10.21            -- Asset Purchase Agreement, dated December 5, 1996 among
                            and between Patterson Energy, Inc., Patterson Drilling
                            Company, Rig I Group, Inc., Phoenix Drilling, Inc., Welch
                            & Howell Drilling, Inc., and Imperial Equipment Co.

        EXHIBIT
          NO.                                    DESCRIPTION                           PAGE
        -------                                  -----------                           ----
        10.21.1          -- Promissory Note dated December 5, 1996, by and between
                            Patterson Drilling Company and Welch and Howell Drilling,
                            Inc.
        11.1             -- Statement re computation of per share earnings.
        21.1             -- List of Subsidiaries of Patterson Energy, Inc.
        23.1             -- Consent of Coopers & Lybrand L.L.P.
        23.2             -- Consent of Arthur Andersen LLP
        27.1             -- Financial Data Schedule.

---------------

 (1) Incorporated by reference to Item 27. "Exhibits" to Amendment No. 2 to Registration Statement on Form SB-2 (File No. 33-68058-FW) filed with the Commission on October 28, 1993.

 (2) Incorporated by reference to Item 27. "Exhibits" to Registration Statement filed with the Securities and Exchange Commission on August 30, 1993.

 (3) Incorporated by reference to Item 7. "Financial Statements and Exhibits" to Form 10-KSB for the year ended December 31, 1994.

 (4) Incorporated by reference to Item 13 "Exhibits and Reports on Form 8-K" to Form 8-K and Form 8-K/A dated July 15, 1994 and filed on November 11, 1994.

 (5) Incorporated by reference to Item 7. "Financial Statements and Exhibits" to Form 8-K dated September 15, 1994 and filed on November 11, 1994.

 (6) Incorporated by reference to Item 27. "Exhibits" to Post Effective Amendment No. 1 to Registration Statement on Form SB-2 (File No. 33-68058-FW).

 (7) Incorporated by reference to Item 5. "Other Items" to Form 8-K dated December 1, 1995 and filed on January 16, 1996.

 (8) Incorporated by reference to Item 7. "Financial Statements and Exhibits" to Form 10-KSB for the year ended December 31, 1995.

 (9) Incorporated by reference to Item 7. "Financial Statements and Exhibits" to Form 8-K dated April 22, 1996 and filed on April 30, 1996.

(10) Incorporated by reference to Item 7. "Financial Statements and Exhibits" to Form 8-K dated May 16, 1996 and filed on May 22, 1996.

(11) Incorporated by reference to Item 7. "Financial Statements and Exhibits" to Form 8-K dated September 27, 1996 and filed on October 4, 1996.

(12) Incorporated by reference to Item 7. "Financial Statements and Exhibits" to Form 8-K dated October 23, 1996 and filed on November 6, 1996.

(13) Incorporated by reference to Item 6. "Exhibits and Reports on Form 8-K" to Form 10-Q dated June 30, 1996 and filed on August 12, 1996.

(14) Incorporated by reference to Item 16. "Exhibits" to a Registration Statement on Form S-3 filed with the Securities Exchange Commission on December 18, 1996.