Form 10-Q
period 1997-03-31
PATTERSON ENERGY INC
filed 1997-05-15
CIK 889900

===============================================================================


                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  FORM 10-Q

[X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended March 31, 1997

                                     OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
      OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from ____________ to ____________

                       Commission file number 0-22664

                           PATTERSON ENERGY, INC.
             (Exact name of registrant as specified in its charter)


            DELAWARE
(State or other jurisdiction of                          75-2504748
incorporation or organization)                        (I.R.S. Employer
      P. O. DRAWER 1416,                              Identification No.)
     4510 LAMESA HIGHWAY,
        SNYDER, TEXAS                                      79550
(Address of principal executive                          (Zip Code)
        offices)

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

                            Yes [X]      No [ ]

As of May 12, 1997 the issuer had outstanding 7,070,657 shares of common stock, $0.01 par value, its only class of voting stock.


===============================================================================

                             PATTERSON ENERGY, INC.


                                     INDEX

                                                                                                 Page
                                                                                                 ----

Report of Independent Accountants, Coopers & Lybrand L.L.P. ........................................3

Part I - Financial Information

         Item 1.  Financial statements

                  Unaudited consolidated balance sheets.............................................4

                  Unaudited consolidated statements of income.......................................6

                  Unaudited consolidated statement of stockholders' equity..........................7

                  Unaudited consolidated statements of cash flows...................................8

                  Notes to unaudited consolidated financial
                     statements.....................................................................9

         Item 2.  Management's Discussion and Analysis
                     of Financial Condition and Results of Operations..............................11

Cautionary Statement for Purposes of the "Safe Harbor"
     Provisions of the Private Securities Litigation Reform Act of 1995............................14

Part II - Other Information

         Item 6.  Exhibits and Reports on Form 8-K.................................................15

Signatures.........................................................................................16

                       REPORT OF INDEPENDENT ACCOUNTANTS




The Board of Directors and Stockholders
of Patterson Energy, Inc.:


We have reviewed the accompanying consolidated balance sheet of Patterson Energy, Inc. and Subsidiaries as of March 31, 1997, the related consolidated statements of income and cash flows for the three months ended March 31, 1997 and 1996 and the related consolidated statement of stockholders' equity for the three months ended March 31, 1997. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based upon our review, we are not aware of any material modifications that should be made to the accompanying consolidated financial statements for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet as of December 31, 1996, and the related consolidated statements of income and cash flows for the year then ended (not presented herein); and in our report dated March 10, 1997, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1996, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.


                                                       COOPERS & LYBRAND L.L.P.



Dallas, Texas
April 30, 1997

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

         THE FOLLOWING CONSOLIDATED FINANCIAL STATEMENTS INCLUDE ALL ADJUSTMENTS WHICH IN THE OPINION OF MANAGEMENT ARE NECESSARY IN ORDER TO MAKE SUCH FINANCIAL STATEMENTS NOT MISLEADING.

                    PATTERSON ENERGY, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                         DECEMBER 31,     MARCH 31,
                                                                             1996           1997
                                                                         ------------   ------------
                                                                                 (in thousands)
                                                                                         (Unaudited)
Current assets:
   Cash and cash equivalents .........................................   $      3,494   $     35,415
   Marketable securities .............................................            544            543
   Accounts receivable:
      Trade ..........................................................         23,743         23,802
      Oil and natural gas sales ......................................            999            973
   Costs of uncompleted drilling contracts in excess of related
      billings .......................................................            274              6
   Deferred income taxes .............................................          1,483          1,483
   Undeveloped oil and natural gas properties held for resale ........          4,670          4,907
   Other current assets ..............................................            274            303
                                                                         ------------   ------------
         Total current assets ........................................         35,481         67,432
Property and equipment, at cost, net .................................         51,308         55,733
Deposits on workers' compensation insurance policy ...................            412            412
Other assets .........................................................            712            720
                                                                         ------------   ------------
         Total assets ................................................   $     87,913   $    124,297
                                                                         ============   ============

             The accompanying notes are an integral part of these
                 unaudited consolidated financial statements.
                                 (continued)

                    PATTERSON ENERGY, INC. AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS - CONTINUED

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                         DECEMBER 31,    MARCH 31,
                                                                            1996           1997
                                                                         ------------   ------------
                                                                               (in thousands)
                                                                                         (Unaudited)
Current liabilities:
   Current maturities of notes payable ...............................   $        117   $       --
   Accounts payable:
     Trade ...........................................................         12,129          9,890
     Revenue distribution ............................................          2,432          3,246
     Other ...........................................................            965          1,523
   Accrued expenses ..................................................          2,246          2,534
                                                                         ------------   ------------
             Total current liabilities ...............................         17,889         17,193
Deferred income taxes ................................................             96            513
Deferred liabilities .................................................            714            707
Notes payable, less current maturities ...............................         25,732           --
                                                                         ------------   ------------
             Total liabilities .......................................         44,431         18,413
                                                                         ------------   ------------

Commitments and contingencies ........................................           --             --

Stockholders' equity:
   Preferred stock - par value $.01; authorized
     1,000,000 shares, no shares issued ..............................           --             --
   Common stock - par value $.01; authorized 9,000,000 shares with 4,943,591 and 7,070,657 issued and outstanding at
     December 31, 1996 and March 31, 1997, respectively ..............             49             71
   Additional paid-in capital ........................................         21,359         82,099
   Retained earnings .................................................         22,074         23,714
                                                                         ------------   ------------
             Total stockholders' equity ..............................         43,482        105,884
                                                                         ------------   ------------
             Total liabilities and stockholders' equity ..............   $     87,913   $    124,297
                                                                         ============   ============


             The accompanying notes are an integral part of these
                 unaudited consolidated financial statements.

                    PATTERSON ENERGY, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)


                                                                    THREE MONTHS ENDED MARCH 31,
                                                                    ----------------------------
                                                                       1996             1997
                                                                    ------------    ------------
                                                                       (in thousands, except
                                                                          per share data)
Operating revenues:
    Drilling ....................................................   $     14,096    $     27,564
    Oil and natural gas sales ...................................          1,690           2,633
    Well operation fees .........................................            386             407
    Other .......................................................             74              37
                                                                    ------------    ------------
                                                                          16,246          30,641
                                                                    ------------    ------------
Operating costs and expenses:
    Direct drilling costs .......................................         11,423          22,320
    Lease operating and production ..............................            481             517
    Impairment of oil and natural gas properties ................            159             150
    Exploration costs ...........................................            118             159
    Dry holes and abandonments ..................................            152             223
    Depreciation, depletion and amortization ....................          2,293           3,295
    General and administrative expense ..........................          1,376           1,337
                                                                    ------------    ------------
                                                                          16,002          28,001
                                                                    ------------    ------------
Operating income ................................................            244           2,640
                                                                    ------------    ------------
Other income (expense):
    Net gain on sale of assets ..................................             50             135
    Interest income .............................................            121             284
    Interest expense ............................................           (329)           (483)
    Other .......................................................             61              19
                                                                    ------------    ------------
                                                                             (97)            (45)
                                                                    ------------    ------------
Income before income taxes ......................................            147           2,595
                                                                    ------------    ------------
Income tax expense (benefit):
    Current .....................................................             62             497
    Deferred ....................................................         (2,402)            458
                                                                    ------------    ------------
                                                                          (2,340)            955
                                                                    ------------    ------------
Net income ......................................................   $      2,487    $      1,640
                                                                    ============    ============
Net income per common share:
    Primary .....................................................   $        .51    $        .25
                                                                    ============    ============
    Fully diluted ...............................................   $        .51    $        .25
                                                                    ============    ============
Weighted average number of common shares outstanding:
    Primary .....................................................          4,877           6,604
                                                                    ============    ============
    Fully diluted ...............................................          4,883           6,604
                                                                    ============    ============



             The accompanying notes are an integral part of these
                 unaudited consolidated financial statements.

                    PATTERSON ENERGY, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                  (Unaudited)
                                 (in thousands)

                                                 Common Stock
                                           -----------------------   Additional
                                              Number                   paid-in    Retained
                                            of shares    Amount        capital     earnings      Total
                                           ----------   ----------   ----------   ----------   ----------
Balance, December 31, 1996 .............        4,944   $       49   $   21,359   $   22,074   $   43,482
Issuances of common stock ..............        2,063           21       59,380         --         59,401
Exercise of  stock options .............           64            1          482         --            483
Tax benefit related to stock
    options ............................         --           --            878         --            878
Net income .............................         --           --           --          1,640        1,640
                                           ----------   ----------   ----------   ----------   ----------
Balance, March 31, 1997 ................        7,071   $       71   $   82,099   $   23,714   $  105,884
                                           ==========   ==========   ==========   ==========   ==========

              The accompanying notes are an integral part of these
                 unaudited consolidated financial statements.

                    PATTERSON ENERGY, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                                                                         THREE MONTHS ENDED MARCH 31,
                                                                         ----------------------------
                                                                             1996            1997
                                                                         ------------    ------------
                                                                                 (in thousands)
Cash flows from operating activities:
   Net income ........................................................   $      2,487    $      1,640
   Adjustments to reconcile net income to net cash from
      operating activities:
    Abandonment of oil and natural gas properties ....................             84            --
    Depreciation, depletion and amortization .........................          2,293           3,295
    Impairment of oil and natural gas properties .....................            159             150
    Net gain on sale of assets .......................................            (50)           (135)
    Deferred income tax expense (benefit) ............................         (2,402)            458
    Tax benefit related to stock options..............................           --               878
    Increase (decrease) in deferred compensation liabilities .........             11              (6)
       Change in operating assets and liabilities:
         (Increase) decrease in trade accounts receivable ............          1,851             (60)
         Decrease in oil and natural gas sales receivable ............             73              26
         Increase in  undeveloped  oil and  natural gas  properties
             for resale ..............................................           (663)           (237)
         Decrease in other current assets ............................             23             240
         Decrease in trade accounts payable ..........................           (427)         (2,238)
         Increase (decrease) in revenue distribution payable .........           (114)            814
         Increase (decrease) in other current liabilities ............           (530)            847
                                                                         ------------    ------------
              Net cash provided by operating activities ..............          2,795           5,672
                                                                         ------------    ------------
Cash flows from investing activities:
    Net sales of investment securities ...............................          1,946            --
    Purchases of property and equipment ..............................         (2,810)         (7,912)
    Sale of property and equipment ...................................            128             135
    (Increase) decrease in other assets ..............................             27              (9)
                                                                         ------------    ------------
              Net cash used in investing activities ..................           (709)         (7,786)
                                                                         ------------    ------------
Cash flows from financing activities:
    Proceeds from notes payable ......................................          1,140            --
    Payments on notes payable ........................................           (157)        (25,849)
    Issuance of common stock .........................................           --            59,401
    Proceeds from exercise of stock options ..........................             31             483
                                                                         ------------    ------------
              Net cash provided by financing activities ..............          1,014          34,035
                                                                         ------------    ------------
              Net increase in cash and cash equivalents ..............          3,100          31,921
Cash and cash equivalents at beginning of period .....................          2,274           3,494
                                                                         ------------    ------------
Cash and cash equivalents at end of period ...........................   $      5,374    $     35,415
                                                                         ============    ============

Supplemental disclosure of cash flow information:
Cash paid during the period for:
      Interest .......................................................   $        329    $        483
      Income taxes ...................................................           --              --


              The accompanying notes are an integral part of these
                 unaudited consolidated financial statements.

                    PATTERSON ENERGY, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. The consolidated financial statements include the accounts of Patterson Energy, Inc., ("Patterson") and its wholly-owned subsidiaries, Patterson Drilling Company, Patterson Petroleum, Inc., Patterson Petroleum Trading Company, Inc. and Patterson Drilling Programs, Inc. (collectively referred to hereafter as the "Company"). All significant intercompany accounts and transactions have been eliminated.

     The interim consolidated financial statements have been prepared by the management of the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations, although the Company believes that the disclosures included herein are adequate to make the information presented not misleading. In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for presentation of the information have been included. The interim consolidated financial statements have been subjected to a review by Coopers & Lybrand L.L.P., the registrant's independent accountants, whose report is included as an exhibit to this filing. The balance sheet as of December 31, 1996, as presented herein, was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles.

     The results of operations for the three months ended March 31, 1997 are not necessarily indicative of the results to be expected for the full year.

     Certain reclassifications have been made to the 1996 consolidated financial statements in order for them to conform with the 1997 presentation.

2. On January 27, 1997, on a Form S-3 Registration Statement, the Company completed a public offering of 1.763 million shares of common stock at a price of $30.75 per share. In February 1997, the underwriters of the Company's public offering exercised their overallotment option to purchase 300,000 additional shares of common stock. Net proceeds from the offering totaled approximately $59.4 million to the Company. Certain of the proceeds were used to pay, prior to maturity, notes payable and accrued interest of approximately $25.8 million and prepayment penalties of approximately $191,000. Additionally, approximately $74,000 in deferred financing costs were written off in connection with the prepayment of the notes payable. The expenses are not being reflected as an extraordinary item because management does not expect the amount to be material for fiscal year 1997.

3. During the fiscal quarter ended March 31, 1997, the Company adopted Statement of Financial Accounting Standards No. 129, "Disclosure of Information about Capital Structure" (Statement 129). Statement 129 establishes certain standards for disclosing information about an entity's capital structure. The Company does not anticipate a change in its disclosures as a result of its adoption of Statement 129.

4. In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("Statement 128") which is effective for financial statements of the Company for periods ending after December 15, 1997. Statement 128 specifies the computation, presentation and disclosure requirements for earnings per share ("EPS"). Some of the changes made to current EPS standards


                                  (continued)

                    PATTERSON ENERGY, INC. AND SUBSIDIARIES
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

include: (i) eliminating the presentation of Primary EPS and replacing it with Basic EPS, with the principal difference being that common stock equivalents are not considered in computing Basic EPS, (ii) eliminating the modified treasury stock method and the three present materiality provisions, and (iii) revising the contingent share provisions and the supplemental EPS data requirements. Statement 128 also requires dual presentation of Basic and Diluted EPS on the face of the income statement, as well as a reconciliation of the numerator and denominator used in the two computations of EPS. Basic EPS is defined by Statement 128 as net income from continuing operations divided by the average number of common shares outstanding without the consideration of common stock equivalents which may be dilutive to EPS. The Company's current methodology for computing Diluted EPS will not change in future periods as a result of its adoption of Statement 128. Had the Company implemented Statement 128 at March 31, 1997, it would have reported Basic EPS of $0.26 per common share on 6,396,159 shares of common stock (weighted average).

5. On April 22, 1997, the Company acquired certain assets of a privately-owned, non-affiliated contract drilling company based in Hobbs, New Mexico. The purchase price was $5.5 million, which included five contract drilling rigs, two rig hauling trucks, an office, shop and yard. The acquisition will be treated as a purchase for purposes of financial accounting. Fair market values of the acquired assets will be determined and the purchase price will be allocated accordingly. The acquisition was funded with cash on hand at the date of the transaction.

6. During May 1997, the Company entered into an agreement in principle to purchase all of the contract drilling assets of Wes-Tex Drilling Company, a privately-held, non-affiliated company based in Abilene, Texas, for a purchase price of approximately $32.5 million, consisting of $25 million in cash, 283,000 shares of Patterson common stock and three-year warrants to purchase 200,000 shares of Patterson common stock at an exercise price of $32 per share. The assets consist of 21 fully operable drilling rigs, all related rolling stock and a shop and yard. The Company plans to fund the acquisition through approximately $15 million of the Company's cash on hand and $10 million from a line of credit to be negotiated by management during May 1997. Consummation of this transaction is subject to, among other matters, execution of a mutually agreeable definitive agreement.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

LIQUIDITY AND CAPITAL RESOURCES

         As of March 31, 1997, the Company had working capital of approximately $50.2 million and cash and cash equivalents of approximately $35.4 million as compared to a working capital of approximately $17.6 million and cash and cash equivalents of approximately $3.5 million as of December 31, 1996. For the three months ended March 31, 1997, the Company generated net cash from operations of approximately $5.7 million, received proceeds of approximately $483,000 from the exercise of stock options and raised through an equity offering an additional $59.4 million. These funds were used primarily to acquire drilling and other related equipment of approximately $6.5 million, to fund leasehold acquisition, exploration and development of approximately $1.4 million, to reduce certain notes payable by approximately $25.8 million and to increase cash by approximately $31.9 million.

         The Company believes it must continually upgrade and maintain its contract drilling fleet, and has budgeted approximately $15 million for capital expenditures in fiscal year 1997 for this purpose with respect to its existing contract drilling rig fleet, including $7.5 million for modifications and upgrades of the nine inoperable drilling rigs purchased during November and December 1996. During the three months ended March 31, 1997, the Company had expended approximately $6.5 million of this budget including $3.8 million in connection with the inoperable rigs. As a result of the latter expenditure, two of the Company's nine inoperable rigs were placed into operation during the quarter ended March 31, 1997, increasing the number of operable drilling rigs at the end of the quarter to 54. The remaining inoperable rigs are expected to be placed into operation during the second and third quarters of 1997.

         During April 1997, using $5.5 million of proceeds provided by its equity offering, the Company acquired five fully operable contract drilling rigs and other related property and equipment from a privately-held, non-affiliated company based in Hobbs, New Mexico. During May 1997, the Company entered into an agreement in principle to purchase all of the contract drilling assets of Wes-Tex Drilling Company, a privately-held, non-affiliated company based in Abilene, Texas, for a purchase price of approximately $32.5 million, consisting of $25 million in cash, 283,000 shares of Patterson common stock and three-year warrants to purchase 200,000 shares of Patterson common stock at an exercise price of $32 per share. The assets consist of 21 fully operable drilling rigs, all related rolling stock and a shop and yard. The Company plans to fund the acquisition through approximately $15 million of the Company's cash on hand and $10 million from the credit facility referenced below. Consummation of this transaction is subject to, among other matters, execution of a mutually agreeable definitive agreement.

         The Company has budgeted approximately $5 million for capital expenditures in its oil and natural gas segment. The Company intends to use these funds for leasehold acquisition, exploration and development of oil and natural gas properties. During the three months ended March 31, 1997, approximately $1.4 million had been expended for this purpose.

         The Company is currently negotiating with a commercial bank for a $30 million credit facility. As currently proposed, the facility would be an advancing line of credit until December 31, 1997, at which time the outstanding principal balance of the line would be converted to a term loan with a maturity date of January 1, 2000, and a seven-year amortization. The credit facility would be payable, interest only (LIBOR 90-day rate plus 2.50%), until December 31, 1997. Proceeds of the credit facility would be used by the Company for acquisitions, capital expenditures and working capital purposes. The Company believes that the credit facility will be finalized during the latter part of May 1997.

         Management believes that the current level of cash and short-term investments, together with cash generated from operations and the credit facility discussed above, should be sufficient to meet the Company's immediate capital needs. From time to time, the Company reviews acquisition opportunities relating to its business segments. As discussed above, the Company has an agreement in principle to acquire 21 additional contract drilling rigs; other suitable opportunities may arise in the future. The timing, size or success of any acquisition and the associated capital commitments are unpredictable. Should further opportunities for growth requiring additional capital arise, the Company believes it would be able to satisfy these needs through a combination of working capital, cash generated from operations, and either debt or equity financing. However, there can be no assurance that such capital would be available.

RESULTS OF OPERATIONS

         THE RESULTS OF OPERATIONS FOR THE PERIOD ENDED MARCH 31, 1996, ARE BASED SOLELY ON HISTORICAL FINANCIAL INFORMATION THAT HAS BEEN RESTATED TO REFLECT THE MERGER OF THE COMPANY AND TUCKER DRILLING COMPANY, INC. ON JULY 30, 1996, UNDER THE POOLING OF INTERESTS METHOD OF ACCOUNTING.

     Comparison of the fiscal quarters ended March 31, 1997 and 1996

         For the fiscal quarter ended March 31, 1997, contract drilling revenues were approximately $27.6 million as compared to $14.1 million for the same fiscal quarter in 1996, an increase of 96%. Average rig utilization was 86% for the fiscal quarter ended March 31, 1997, as compared to 67%, for the same fiscal quarter in 1996. Direct contract drilling costs for the fiscal quarters ended March 31, 1997 and 1996 were approximately $22.3 million and $11.4 million, respectively, or $81% of contract drilling revenues. The increase in contract drilling revenues and related drilling costs was largely attributable to an increase, through a series of acquisitions, in the number of operable drilling rigs during the third and fourth quarters of 1996 and an increase in rig utilization rates during the three months ended March 31, 1997. As a result of the rig acquisitions and, in the case of two of the rigs, modifications and upgrades, the number of operable drilling rigs increased from 40 as of March 31, 1996, to 54 at March 31, 1997. The Company has experienced moderate rate increases for its contract drilling services; however, these rate increases have been largely offset by increased labor costs incurred by the Company. Depreciation expense was approximately $2.2 million for the drilling segment for the fiscal quarter ended March 31, 1997, as compared to approximately $1.5 million for the same three month period in 1996. The increase in depreciation expense was primarily due to the addition of the aforementioned drilling rigs during the third and fourth quarters of fiscal 1996 and significant capital expenditures for drill pipe during that same period. The Company expended approximately $2.3 million for the purchase of approximately 87,000 feet of new drill pipe during the second, third and fourth quarters of fiscal 1996. General and administrative expense for the contract drilling segment was approximately $1.0 million for the fiscal quarter ended March 31, 1997, as compared to approximately $900,000 for the same period in 1996. In the fiscal quarter ended March 31, 1997, income from this segment was approximately $2.157 million as compared to approximately $413,000 for the same period in 1996.

         Oil and natural gas revenue was approximately $3.1 million for the fiscal quarter ended March 31, 1997, as compared to approximately $2.1 million for the fiscal quarter ended March 31, 1996. The volume of oil and natural gas sold increased by 19% and 22%, respectively, in the fiscal quarter ended March 31, 1997, as compared to the same period in 1996. The average price per barrel of oil was $21.22 in the first quarter of 1997 as compared to $18.16 for the same period in 1996, and the average price per mcf of natural gas was $2.94 in the first quarter of 1997 as compared to $1.57 in the first quarter of 1996. Depreciation and depletion expense was approximately $1.1 million for the oil and natural gas segment for the fiscal quarter ended March 31, 1997, as compared to approximately $831,000 for the same three month period in 1996. The increase in depreciation and depletion expense was largely attributable to the segment's growth through leasehold acquisition and continued development of existing properties resulting in significant increases in the segment's production of oil and natural gas (as indicated above). General and administrative expense for the oil and natural gas segment was approximately $337,000 for the fiscal quarter ended March 31, 1997, as compared to approximately $476,000 for the same period in 1996. In the fiscal quarter ended March 31, 1997, income from the oil and natural gas segment was approximately $637,000 as compared to a loss of approximately $58,000 for the fiscal quarter ended March 31, 1996.

         For the three months ended March 31, 1997, interest expense was approximately $483,000 as compared to $329,000 for the same three month period in 1996. The increase was primarily due to approximately $265,000 of prepayment penalties and fees incurred as a result of the payment by the Company in full of its notes payable prior to their respective maturities. Interest income for the quarter ended March 31, 1997, was $284,000, an increase of approximately 135% over the quarter ended March 31, 1996. This increase was attributable to cash provided by the Company's equity offering in January 1997.

         During the three months ended March 31, 1997, the Company incurred income tax expense of approximately $955,000 ($497,000 current and $458,000 deferred) as compared to an income tax benefit of approximately $2.340 million for the same three month period ended March 31, 1996. The increase in income tax expense was primarily due to the Company's decision during the quarter ended March 31, 1996, to relieve its valuation allowance fully recognizing its deferred tax assets and approximately $2.4 million of deferred income tax benefit. As the benefits of such deferred tax assets are utilized in fiscal year 1997 and future periods, a corresponding charge to income tax expense will be incurred. For the quarter ended March 31, 1997, the charge was approximately $497,000.

VOLATILITY OF OIL AND NATURAL GAS PRICES

         The Company's revenue, profitability and future rate of growth are substantially dependent upon prevailing prices for oil and natural gas, both with respect to its contract drilling and its oil and natural gas segments. Historically, oil and natural gas prices and markets have been extremely volatile. Prices are affected by market supply and demand factors as well as actions of state and local agencies, the United States and foreign governments and international cartels. All of these are beyond the control of the Company. Any significant or extended decline in oil and/or natural gas prices would have a material adverse effect on the Company's financial condition and results of operations.

RECENT ACCOUNTING STANDARDS

         In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("Statement 128") which is effective for financial statements of the Company for periods ending after December 15, 1997. Statement 128 specifies the computation, presentation and disclosure requirements for earnings per share ("EPS"). Some of the changes made to current EPS standards include: (i) eliminating the presentation of Primary EPS and replacing it with Basic EPS, with the principal difference being that common stock equivalents are not considered in computing Basic EPS, (ii) eliminating the modified treasury stock method and the three present materiality provisions, and (iii) revising the contingent share provisions and the supplemental EPS data requirements. Statement 128 also requires dual presentation of Basic and Diluted EPS on the face of the income statement, as well as a reconciliation of the numerator and denominator used in the two computations of EPS. Basic EPS is defined by Statement 128 as net income from continuing operations divided by the average number of common shares outstanding without the consideration of common stock equivalents which may be dilutive to EPS. The Company's current methodology for computing Diluted EPS will not change in future periods as a result of its adoption of Statement 128. Had the Company implemented Statement 128 at March 31, 1997, it would have reported Basic EPS of $0.26 per common share on 6,396,159 shares of common stock (weighted average).

                            -----------------------


             CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

         "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Item 2 of this Report contains forward-looking statements which are made pursuant to the "safe harbor" provisions of The Private Securities Litigation Reform Act of 1995. These statements include, without limitation, statements relating to: liquidity; financing of operations; continued volatility of oil and natural gas prices; estimates of, and budgets for, capital expenditures in the oil and natural gas segment, for modifications and upgrades to certain of the drilling rigs acquired by the Company during the fourth quarter of 1996 and for maintenance of its contract drilling fleet during fiscal year 1997; timing of the placement into operation of its currently inoperable drilling rigs; source and sufficiency of funds required for immediate capital needs and additional rig acquisitions (if further opportunities arise); finalization of new credit facility; and such other matters. The words "believes," "plans," "intends," "expected" or "budgeted" and similar expressions identify forward-looking statements. The forward-looking statements are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions, expected future developments and other factors it believes are appropriate in the circumstances. The Company does not undertake to update, revise or correct any of the forward-looking information. Factors that could cause actual results to differ materially from the Company's expectations expressed in the forward-looking statements include, but are not limited to, the following: intense competition in the contract drilling industry; volatility of oil and natural gas prices; market conditions for contract drilling services; continuation of drill-pipe shortage; operational risks (such as blow outs, fires and loss of production); labor shortage, primarily drilling rig personnel; insurance coverage limitations and requirements; potential liability imposed by government regulation of the contract drilling industry (including environmental regulation); the need to develop and replace its oil and natural gas reserves; the substantial capital expenditures required to fund its operations; risks related to exploration and development drilling; uncertainties about oil and natural gas reserve estimates; the ability of the Company to continue to grow through acquisitions and to manage its growth; and the loss of key personnel, particularly Cloyce A. Talbott and A. Glenn Patterson, the Chairman and Chief Executive Officer and the President and Chief Operating Officer of the Company, respectively. For a more complete explication of these various factors, see "Cautionary Statement for Purposes of the 'Safe Harbor' Provisions of the Private Securities Litigation Reform Act of 1995" included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996, beginning on page 13.

                            -----------------------

                          PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)      Exhibits.

                  The following Exhibits are filed herewith:

                  2.1 Agreement in Principle, dated May 5, 1997, among the Company and Wes-Tex Drilling Company

                  11.1   Statement re computation of per share earnings

                  23.1   Awareness Letter of Independent Accountants

                  23.2   Consent of Coopers & Lybrand L.L.P.

                  27.1   Financial Data Schedule; March 31, 1997 and 1996

         (b)      Reports on Form 8-K.

                  Current reports on Form 8-K filed during the quarter ended March 31, 1997, related to:

                  (1) The announcement on January 3, 1997, of the adoption by the Board of Directors of the Company of the Stockholder Rights Plan.

                  (2) The announcement on January 7, 1997, of two successful well completions.

                  (3) The announcement on January 27, 1997 of the completion of the offering of 2 million common shares and the exercise of the underwriters over allotment option to purchase an additional 300,000 shares.

                                   SIGNATURE


         In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       PATTERSON ENERGY, INC.



                                       By: /s/ Cloyce A. Talbott
                                          -------------------------------------
                                          Cloyce A. Talbott
                                          Chairman of the Board and
                                          Chief Executive Officer


                                       By: /s/ James C. Brown
                                          -------------------------------------
                                          James C. Brown
                                          Vice President Finance

DATED:   May 12, 1997

                                 EXHIBIT INDEX


Exhibit No.       Exhibit Description                                      Page
-----------       -------------------                                      ----

  2.1 Agreement in Principle, dated May 5, 1997, among the Company and Wes-Tex Drilling Company

 11.1             Statement re computation of per share earnings

 23.1             Awareness Letter of Independent Accountants

 23.2             Consent of Coopers & Lybrand L.L.P.

 27.1             Financial Data Schedule; March 31, 1997 and 1996