Form 10-Q
period 1997-06-30
PATTERSON ENERGY INC
filed 1997-08-14
CIK 889900

-------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-Q

             [x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1997

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


           P. O. BOX 1416, 4510 LAMESA HIGHWAY, SNYDER, TEXAS, 79550
              (Address of principal executive offices)      (Zip Code)

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

                                 Yes [x] No [ ]

As of August 13, 1997 the issuer had outstanding 14,760,914 shares of common stock, $0.01 par value, its only class of voting stock.
-------------------------------------------------------------------------------

                             PATTERSON ENERGY, INC.


                                     INDEX

                                                                           Page

Report of Independent Accountants, Coopers & Lybrand L.L.P...............    3

Part I - Financial Information

      Item 1. Financial Statements

              Unaudited consolidated balance sheets.....................     4

              Unaudited consolidated statements of income...............     6

              Unaudited consolidated statement of stockholders' equity..     7

              Unaudited consolidated statements of cash flows...........     8

              Notes to unaudited consolidated financial statements......    10

      Item 2. Management's Discussion and Analysis of
                   Financial Condition and Results of Operations........    15

Cautionary Statement for Purposes of the "Safe Harbor"
     Provisions of the Private Securities Litigation Reform Act of 1995..   20

Part II - Other Information

      Item 6. Exhibits and Reports on Form 8-K...........................   21

Signatures...............................................................   26


                       REPORT OF INDEPENDENT ACCOUNTANTS




The Board of Directors and Stockholders
of Patterson Energy, Inc.:

We have reviewed the accompanying consolidated balance sheet of Patterson Energy, Inc. and Subsidiaries as of June 30,1997, the related consolidated statements of income for the three and six months ended June 30, 1997 and 1996 and cash flows for the six months ended June 30, 1997 and 1996 and the related consolidated statement of stockholders' equity for the six months ended June 30, 1997. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet as of December 31, 1996 and the related consolidated statements of income and cash flows for the year then ended (not presented herein); and in our report dated March 10, 1997, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1996, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.


                                     /S/ COOPERS & LYBRAND L.L.P.



Dallas, Texas
July 24, 1997

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

         THE FOLLOWING UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS INCLUDE ALL ADJUSTMENTS, WHICH IN THE OPINION OF MANAGEMENT, ARE NECESSARY IN ORDER TO MAKE SUCH FINANCIAL STATEMENTS NOT MISLEADING.



                    PATTERSON ENERGY, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS


                                     ASSETS

                                  (Unaudited)


                                                                        December 31,            June 30,
                                                                            1996                  1997
                                                                        ------------         ------------
                                                                                  (in thousands)
Current assets:
   Cash and cash equivalents......................................       $    3,494           $    11,358
   Marketable securities..........................................              544                   551
   Accounts receivable:
      Trade.......................................................           23,743                31,049
      Oil and natural gas sales...................................              999                 1,161
   Costs of uncompleted drilling contracts in excess of related
      billings....................................................              274                   158
   Deferred income taxes..........................................            1,483                 1,483
   Undeveloped oil and natural gas properties held for resale.....            4,670                 4,427
   Other current assets...........................................              274                   974
                                                                          ---------            ----------
         Total current assets.....................................           35,481                51,161
Property and equipment, at cost, net..............................           51,308                81,663
Intangible assets, net............................................               --                19,576
Deposits on workers' compensation insurance policy................              412                   412
Other assets......................................................              712                   668
                                                                          ---------            ----------
         Total assets.............................................        $  87,913            $  153,480
                                                                          =========            ==========



The accompanying notes are an integral part of these unaudited consolidated financial statements.
                                  (continued)

                    PATTERSON ENERGY, INC. AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS - CONTINUED


                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                  (Unaudited)

                                                                     December 31,           June 30,
                                                                        1996                  1997
                                                                    -------------         ------------
                                                                                (in thousands)
Current liabilities:
   Current maturities of notes payable...........................    $       117              $     323

   Accounts payable:
     Trade.......................................................         12,129                 14,106
     Revenue distribution........................................          2,432                  4,742
     Other.......................................................            965                    466
   Accrued expenses..............................................          2,246                  5,947
                                                                     -----------              ---------
             Total current liabilities...........................         17,889                 25,584
Deferred income taxes............................................             96                    896
Deferred liabilities.............................................            714                    700
Notes payable, less current maturities...........................         25,732                  5,677
                                                                     -----------              ---------
             Total liabilities...................................         44,431                 32,857
                                                                     -----------              ---------

Commitments and contingencies....................................             --                     --

Stockholders' equity:
   Preferred stock - par value $.01; authorized
     1,000,000 shares, no shares issued..........................                                    --
                                                                              --
   Common stock - par value $.01; authorized 9,000,000 shares of
     December 31, 1996 and 18,000,000 shares June 30, 1997 with
     4,943,591 and 14,738,514 (affected by a two-for-one stock
     split, See Note 5) issued and outstanding at December 31,
     1996 and June 30, 1997, respectively........................             49                    147
   Additional paid-in capital....................................         21,359                 92,484
   Retained earnings.............................................         22,074                 27,992
                                                                     -----------              ---------
             Total stockholders' equity..........................         43,482                120,623
                                                                     -----------              ---------
             Total liabilities and stockholders' equity..........    $    87,913              $ 153,480
                                                                     ===========              =========




The accompanying notes are an integral part of these unaudited consolidated financial statements.

                    PATTERSON ENERGY, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)

                                                             Three Months Ended        Six Months Ended
                                                                  June 30,                   June 30,
                                                         ------------------------   -------------------------
                                                            1996           1997         1996           1997
                                                         -----------    ---------   -----------   -----------
                                                               (in thousands, except per share data)
Operating revenues:
    Drilling ........................................     $ 16,112      $ 37,592      $ 30,208      $ 65,156
    Oil and natural gas sales .......................        1,954         2,702         3,644         5,335
    Well operation fees .............................          385           398           771           822
    Other ...........................................           96            --           170            20
                                                          --------      --------      --------      --------
                                                            18,547        40,692        34,793        71,333
                                                          --------      --------      --------      --------
Operating costs and expenses:
    Direct drilling costs ...........................       13,318        28,066        24,741        50,386
    Lease operating and production ..................          515           545           996         1,062
    Impairment of oil and natural gas
       properties ...................................           --           300           159           450
    Exploration costs ...............................          117           166           233           325
    Dry holes and abandonments ......................          202           370           354           593
    Depreciation, depletion and amortization ........        2,494         3,905         4,787         7,200
    General and administrative expense ..............        1,269         1,294         2,646         2,631
                                                          --------      --------      --------      --------
                                                            17,915        34,646        33,916        62,647
                                                          --------      --------      --------      --------
Operating income ....................................          632         6,046           877         8,686
                                                          --------      --------      --------      --------
Other income (expense):
    Net gain on sale of assets ......................          349           183           399           318
    Interest income .................................          128           356           248           640
    Interest expense ................................         (315)          (26)         (645)         (509)
    Non-recurring acquisition costs .................         (505)           --          (505)           --
    Other ...........................................           13           121            74           140
                                                          --------      --------      --------      --------
                                                              (330)          634          (429)          589
                                                          --------      --------      --------      --------
Income before income taxes ..........................          302         6,680           448         9,275
                                                          --------      --------      --------      --------
Income tax expense (benefit):
    Current .........................................           30         1,977            92         2,474
    Deferred ........................................           17           425        (2,386)          883
                                                          --------      --------      --------      --------
                                                                47         2,402        (2,294)        3,357
                                                          --------      --------      --------      --------
Net income ..........................................     $    255      $  4,278      $  2,742      $  5,918
                                                          ========      ========      ========      ========
Net income per common share:
    Primary .........................................     $    .03      $   0.29      $   0.28      $   0.42
                                                          ========      ========      ========      ========

    Fully diluted ...................................     $    .03      $   0.29      $   0.28      $   0.42
                                                          ========      ========      ========      ========

Weighted average number of common shares outstanding:
    Primary .........................................        9,866        14,703         9,865        13,947
                                                          ========      ========      ========      ========
    Fully diluted ...................................        9,866        14,760         9,913        14,026
                                                          ========      ========      ========      ========

The accompanying notes are an integral part of these unaudited consolidated financial statements.

                    PATTERSON ENERGY, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                  (Unaudited)
                                 (in thousands)

                                       Common Stock
                                ----------------------------     Additional
                                  Number                          paid-in           Retained
                                 of shares         Amount         capital           earnings             Total
                                ------------     -----------    -------------    ---------------     ---------------
Balance, December 31, 1996........   4,944        $              $  21,359          $  22,074          $   43,482
                                                        49
Issuances of common stock.........   2,346              23          68,292                 --              68,315
Issuance of stock purchase
    warrant.......................      --              --           1,248                 --               1,248
Exercise of stock options.........      79               1             647                 --                 648
Tax benefit related to stock
    options.......................      --              --           1,012                 --               1,012
Net income........................      --              --              --              5,918               5,918
Effect of 2-for-1 stock split
    (See Note 5)..................   7,369              74             (74)                --                  --
                                   -------        --------       ---------          ---------          ----------
Balance, June 30, 1997............  14,738        $    147       $  92,484          $  27,992          $  120,623
                                   =======        ========       =========          =========          ==========



The accompanying notes are an integral part of these unaudited consolidated financial statements.

                    PATTERSON ENERGY, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                 Six Months Ended June 30,
                                                                                 ------------------------
                                                                                    1996          1997
                                                                                 ----------     ---------
                                                                                      (in thousands)
Cash flows from operating activities:
     Net income .............................................................     $  2,742      $  5,918
     Adjustments to reconcile net income to net cash from
       operating activities:
     Abandonment of oil and natural gas properties ..........................          119           483
     Depreciation, depletion and amortization ...............................        4,787         7,200
     Impairment of oil and natural gas properties ...........................          159           450
     Net gain on sale of assets .............................................         (399)         (318)
     Deferred income tax expense (benefit) ..................................       (2,386)          883
     Tax benefit related to stock options ...................................           --         1,012
     Increase (decrease) in deferred compensation liabilities ...............           23           (14)
        Change in operating assets and liabilities:
          Increase in trade accounts receivable .............................       (2,295)       (7,306)
          (Increase) decrease in oil and natural gas sales receivables ......           13          (162)
          Increase in undeveloped oil and natural gas
              properties held for resale ....................................         (422)         (171)
          (Increase) decrease in other current assets .......................          951          (584)
          Increase in trade accounts payable ................................        1,958         1,977
          Increase in revenue distribution payable ..........................          538         2,310
          Increase in accrued expenses ......................................          103         3,701
          Decrease in other current payables ................................           (1)         (499)
                                                                                  --------      --------
              Net cash provided by operating activities .....................        5,890        14,880
                                                                                  --------      --------
Cash flows from investing activities:
     Net sales (purchases) of investment securities .........................        1,947            (7)
     Cash paid for acquisitions .............................................           --       (30,687)
     Purchases of property and equipment ....................................       (6,550)      (17,144)
     Sale of property and equipment .........................................          804           578
     Change in other assets                                                             82            44
                                                                                  --------      --------
              Net cash used in investing activities .........................       (3,717)      (47,216)
                                                                                  --------      --------

Cash flows from financing activities:
     Proceeds from notes payable ............................................        2,440         6,000
     Payments of notes payable ..............................................         (323)      (25,849)
     Issuance of common stock ...............................................           --        59,401
     Proceeds from exercise of stock options ................................           71           648
                                                                                  --------      --------
              Net cash provided by financing activities .....................        2,188        40,200
                                                                                  --------      --------
              Net increase in cash and cash equivalents .....................        4,361         7,864
Cash and cash equivalents at beginning of period ............................        7,209         3,494
                                                                                  --------      --------
Cash and cash equivalents at end of period ..................................     $ 11,570      $ 11,358
                                                                                  ========      ========

Supplemental disclosure of cash flow information:

Cash paid during the period for:

     Interest ...............................................................     $    645      $    509

     Income taxes ...........................................................          142           745


The accompanying notes are an integral part of these unaudited consolidated financial statements.

                                  (continued)
                                       8

                    PATTERSON ENERGY, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
                                  (Unaudited)


Supplemental disclosure of cash flow information - continued:

   During the quarter ended June 30, 1997, the Company acquired the drilling assets of Ziadril, Inc. and Wes-Tex Drilling Company for a total purchase price of approximately $40,850,000 of which, $30,687,000 was paid in cash as follows:

                                                        (in thousands)
    Fair value of assets acquired....................   $   40,850
    Less non-cash items:
       Common stock issued...........................       (8,915)
       Three-year stock purchase warrant.............       (1,248)
                                                        -----------
            Total cash paid..........................   $   30,687
                                                        ===========


The accompanying notes are an integral part of these unaudited consolidated financial statements.

                             PATTERSON ENERGY, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


1.       BASIS OF CONSOLIDATION AND PRESENTATION

         The consolidated financial statements include the accounts of Patterson Energy, Inc. ("Patterson"), and its wholly-owned subsidiaries, Patterson Drilling Company, Patterson Petroleum, Inc., Patterson Petroleum Trading Company, Inc. and Patterson Drilling Programs, Inc. (collectively referred to hereafter as the "Company"). All significant intercompany accounts and transactions have been eliminated.

         The interim consolidated financial statements have been prepared by management of the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations, although the Company believes that the disclosures included herein are adequate to make the information presented not misleading. In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for presentation of the information have been included. The 1996 financial information presented herein has been restated to reflect the July 30, 1996 merger with Tucker Drilling Company, Inc. under the pooling of interests method of accounting. The balance sheet as of December 31, 1996, as presented herein, was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

         The results of operations for the three and six months ended June 30, 1997, are not necessarily indicative of the results to be expected for the full year.

         Certain reclassifications have been made to the 1996 consolidated financial statements in order for them to conform with the 1997 presentation.

         Except with respect to the Company's earnings per share and weighted average number of common shares outstanding for all periods presented and as otherwise indicated herein, no effect has been given to a two-for-one split of Patterson's common stock effected on July 25, 1997.

2.       RECENT ACQUISITIONS

         On April 22, 1997, the Company acquired certain assets of Ziadril, Inc. ("Ziadril"), a privately-owned, non-affiliated contract drilling company based in Hobbs, New Mexico for a purchase price of $5.5 million. The assets acquired consisted of five fully operable contract drilling rigs, two rig hauling trucks, an office, shop and a yard. The acquisition was treated as a purchase for purposes of financial accounting. The acquisition was funded with cash on hand at the date of the transaction. As such, fair market values of the acquired assets were determined and the purchase price, as of the date of the acquisition, was allocated based on estimated fair values as follows:

         Contract drilling assets....................    $  3,652,000
         Goodwill....................................       1,648,000
         Covenants not to compete....................         200,000
                                                         ------------
           Total purchase price .....................    $  5,500,000
                                                         ============

         On June 12, 1997, the Company consummated an acquisition to purchase the contract drilling assets of Wes-Tex Drilling Company ("Wes-Tex"), a privately-held, non-affiliated company based in Abilene, Texas, for a purchase price of approximately $35.4 million; consisting of $25 million in cash, 283,000 shares of Patterson common stock valued at $31.50 per share, which represented the approximate fair market value on the date the terms of the acquisition were agreed to and announced, a three-year stock purchase warrant (valued at $6.24 per share) to purchase 200,000


                                  (continued)

                             PATTERSON ENERGY, INC.
         NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED

2.       RECENT ACQUISITIONS - CONTINUED

additional shares of Patterson common stock at an exercise price of $32 per share and approximately $190,000 of other direct costs incurred relative to the transaction. The acquisition was funded using $19 million of the Company's cash on hand and $6 million provided by a $30 million line of credit (discussed below in Note 4). The assets acquired consisted of 21 fully operable contract drilling rigs, all related rolling stock and a shop and yard. The purchase price, as of the date of acquisition, was allocated as follows:

         Contract drilling assets....................     $  17,450,000
         Goodwill....................................        16,629,000
         Covenants not to compete....................         1,273,000
                                                          -------------
           Total purchase price......................     $  35,352,000
                                                          =============

         The aforementioned acquisitions have been accounted for as purchases and the results of operations and cash flows of the acquired entities have been included in the consolidated financial statements since the dates of acquisition. The purchase price allocations as detailed above are preliminary in nature and subject to change.

         The following summary, prepared on a pro forma basis, combines the consolidated results of operations as if Wes-Tex had been acquired at January 1, 1996, after including the impact of certain adjustments, such as restatement of depreciation using the fair values instead of the book values of the assets acquired, the increased interest expense on the acquisition debt, increased amortization expense on intangible assets, conforming accounting treatment of wells in progress and the related income tax effects.

                                           Six Months Ended June 30
                                       -------------------------------
                                        1996                     1997
                                       -------                 -------
                                            (in thousands, except
                                               per share data)
   Revenues.........................   $57,389                 $94,419
   Net income.......................     2,486                   5,997
   Net income per fully
       diluted share................      0.25                    0.43

         The pro forma results are not necessarily indicative of what actually would have occurred if the acquisition had been in effect for the entire periods presented. In addition, they are not intended to be a projection of future results and do not reflect any synergies that might be achieved from combined operations.

3.       INTANGIBLE ASSETS

         Intangible assets consist of covenants not to compete and goodwill arising from the Company's acquisitions described above in Note 2. The covenants are being amortized on a straight line basis over their contractual lives of five years. Goodwill, representing the excess of the purchase price over the estimated fair value of the assets acquired, is being amortized on a straight line basis over fifteen years.

                                                     Balance at
                                                    June 30, 1997
                                                   --------------
         Covenants not to compete................  $    1,473,000
         Goodwill................................      18,277,000
                                                    -------------
                                                       19,750,000
         Less accumulated amortization...........         174,000
                                                    -------------
                                                   $   19,576,000
                                                   ==============


                                  (continued)

                             PATTERSON ENERGY, INC.
         NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED

3.       INTANGIBLE ASSETS - CONTINUED

         Management continually reviews the carrying amounts of goodwill for recoverability based on the anticipated undiscounted cash flows of the assets for which it relates. The Company considers operating results, trends and prospects of the Company, as well as competitive comparisons. The Company also takes into consideration competition within the industry and any other events or circumstances which might indicate potential impairment. If goodwill is determined to not be recoverable an impairment charge will be recognized to the extent that the carrying value of the related assets, including goodwill, exceeds the estimated fair value.

4.       NOTE PAYABLE

         During June 1997, the Company entered into a line of credit agreement with Norwest Bank Texas, N.A. (the "Norwest Line") providing a $30 million credit facility. The Norwest Line allows for advances under the facility until December 31, 1997, at which time the outstanding principal balance would be converted to a term loan with a maturity date of January 1, 2000, and a seven-year amortization. The credit facility is payable interest only until December 31, 1997 at the LIBOR 90-day rate plus 2.50% (8.2812% at June 30,
1997). The Norwest Line is unsecured, but does not permit any liens to exist on assets of the Company. The credit agreement governing the Norwest Line requires the Company to, among other things, maintain a ratio of cash flows to current maturities of long-term debt plus capital lease payments of 2.0 to 1.0 on a rolling four month basis, a debt-to-tangible net worth ratio of not more than
0.60 to 1.0 at the end of each quarter, a current ratio of at least 1.75 to 1.0 at the end of each quarter, and a positive net income on a rolling four quarter basis. The credit agreement prohibits the Company from having any other indebtedness for borrowed money, secured or unsecured, with the exception of normal trade payables and prohibits the Company from paying any dividends without the consent of the bank.

         The Company paid an origination fee of $75,000 which is being amortized over the term of the loan and borrowed $6 million under the Norwest Line during June 1997 to partially fund the Wes-Tex acquisition (as described in Note 2).

5.       STOCKHOLDERS' EQUITY

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

         On July 1, 1997, Patterson's Board of Directors authorized a 2-for-1 stock split in the form of a 100% stock dividend payable on July 25, 1997 to stockholders of record on July 11, 1997. Par value remained at $0.01 per common share. The stock split resulted in the transfer of $73,692 at June 30, 1997 from additional paid-in capital to common stock, representing the par value of the shares then outstanding. Accordingly, earnings per share and weighted average number of common shares outstanding have been restated for all periods presented to reflect the stock split.


                                  (continued)
                                      12

                             PATTERSON ENERGY, INC.
         NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED

6.       RECENT ACCOUNTING STANDARDS

         In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("Statement 128") which is effective for financial statements of the Company for periods ending after December 15, 1997. Statement 128 specifies the computation, presentation and disclosure requirements for earnings per share ("EPS"). Some of the changes made to current EPS standards include: (i) eliminating the presentation of Primary EPS and replacing it with Basic EPS, with the principal difference being that common stock equivalents are not considered in computing Basic EPS, (ii) eliminating the modified treasury stock method and the three percent materiality provisions, and (iii) revising the contingent share provisions and the supplemental EPS data requirements. Statement 128 also requires dual presentation of Basic and Diluted EPS on the face of the income statement, as well as a reconciliation of the numerator and denominator used in the two computations of EPS. Basic EPS is defined by Statement 128 as net income from continuing operations divided by the average number of common shares outstanding without the consideration of common stock equivalents which may be dilutive to EPS. The Company's current methodology for computing Diluted EPS will not change in future periods as a result of its adoption of Statement 128. Had the Company implemented Statement 128 at June 30, 1997, it would have reported Basic EPS of $0.44 per common share on 13,534,346 shares of common stock (giving effect to the two-for-one stock split).

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

         The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("Statement 130") which establishes standards for reporting and presentation of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. Statement 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. Statement 130 requires that an enterprise (i) classify items of other comprehensive income by their nature in a financial statement (ii) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. Statement 130 is effective for fiscal years beginning after December 15, 1997. The Company does not anticipate any significant changes in its current reporting disclosures as a result of the implementation of Statement 130 during fiscal 1998.

         The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information" ("Statement 131"). Statement 131 establishes revised guidelines for determining an entity's operating segments and the type and level of financial information to be disclosed. Statement 131 is effective for fiscal years beginning after December 15, 1997. The Company does not anticipate any significant changes in its current reporting disclosures as a result of the implementation of Statement 131 during fiscal 1998.


                                  (continued)
                                      13

                             PATTERSON ENERGY, INC.
         NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED

7.       SUBSEQUENT EVENTS

         The stockholders of Patterson, at the July 1, 1997 Annual Meeting of Stockholders, approved an amendment to Patterson's Certificate of Incorporation increasing the number of authorized shares of common stock from 9,000,000 to 18,000,000.

         On August 1, 1997, the Company completed the acquisition of the contract drilling assets of a privately-held, non-affiliated company based in Midland, Texas for a purchase price of $4.25 million. The purchase price was funded with proceeds provided by the Norwest Line (discussed in Note 4). The assets acquired consisted of three fully operable contract drilling rigs and a vehicle.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         THE FINANCIAL INFORMATION FOR THE PERIOD ENDED JUNE 30, 1996, IS BASED ON HISTORICAL FINANCIAL INFORMATION THAT HAS BEEN RESTATED TO REFLECT THE MERGER OF THE COMPANY AND TUCKER DRILLING COMPANY, INC. ON JULY 30, 1996, UNDER THE POOLING OF INTERESTS METHOD OF ACCOUNTING.

LIQUIDITY AND CAPITAL RESOURCES

         As of June 30, 1997, the Company had working capital of approximately $25.6 million and cash and cash equivalents of approximately $11.4 million as compared to a working capital of approximately $17.6 million and cash and cash equivalents of approximately $3.5 million as of December 31, 1996. Included in the change in the Company's working capital from December 31, 1996 to June 30, 1997 is a $7.3 million increase and a $7.5 million increase in accounts receivable-trade and current liabilities, respectively. The increase in accounts receivable-trade and current liabilities was largely attributable to the increased level of contract drilling activity provided by the Company's expanded contract drilling fleet (further described below). For the six months ended June 30, 1997, the Company generated net cash from operations of approximately $14.9 million, received proceeds of approximately $648,000 from the exercise of stock options, sold property and equipment for proceeds of approximately $578,000, borrowed $6 million under an existing credit facility and raised through an equity offering an additional $59.4 million. These funds were used primarily to acquire drilling and other related equipment of approximately $43.9 million, to fund leasehold acquisition, exploration and development of approximately $3.9 million, to reduce certain notes payable by approximately $25.8 million and to increase cash by approximately $7.9 million.

         During June 1997, the Company negotiated a $30 million credit facility with Norwest Bank Texas, N.A. Terms of the credit facility provide for an advancing line of credit until December 31, 1997, at which time the outstanding principal balance of the line will be converted to a term loan with a maturity date of January 1, 2000, and a seven-year amortization. The credit facility is payable, interest only at the LIBOR 90-day rate plus 2.50% (8.2812% at June 30, 1997) until December 31, 1997. Proceeds of the credit facility will be used by the Company for acquisitions, capital expenditures and working capital purposes. As of June 30, 1997, the Company had borrowed $6 million under the credit facility to partially fund its acquisition of the contract drilling operations of Wes-Tex Drilling Company (as described below).

         During April 1997, using $5.5 million of proceeds provided by its equity offering, the Company acquired five fully operable contract drilling rigs and other related property and equipment from a privately-held, non-affiliated company based in Hobbs, New Mexico. On June 12, 1997, the Company consummated the acquisition of the contract drilling operations of Wes-Tex Drilling Company ("Wes-Tex"), a non-affiliated, privately-owned company based in Abilene, Texas. Pursuant to this transaction, the Company acquired 21 fully operable contract drilling rigs, rig hauling trucks and trailers, and a yard and shop located in Abilene, in consideration for $25 million in cash, 283,000 shares of the Company's common stock valued at $31.50 per share and a stock purchase warrant, exercisable at $32.00 per share, to purchase an additional 200,000 shares of common stock. Of the $25 million cash, $19 million was paid using proceeds provided by the Company's equity offering and $6 million was borrowed by the Company under its $30 million credit facility referenced above. On August 1, 1997, the Company completed the acquisition of the contract drilling assets of a privately-held, non-affiliated company based in Midland, Texas for a purchase price of $4.25 million. The purchase price was funded with proceeds provided by the Company's $30 million credit facility.
The acquisition included three fully operable contract drilling rigs, a vehicle and other related equipment.

         The Company believes it must continually upgrade and maintain its contract drilling fleet and has expended approximately $13.2 million for capital expenditures in fiscal year 1997 for this purpose with respect to its existing contract drilling rig fleet, including $4.5 million for modifications and upgrades of the nine inoperable drilling rigs purchased during November and December 1996. As a result of the latter expenditure, three of the Company's nine inoperable rigs were placed into operation during the six months ended June 30, 1997, increasing the number of operable drilling rigs at the end of the quarter to 81. The remaining inoperable rigs are expected to be placed into operation during the third and fourth quarters of 1997.

         The Company has budgeted approximately $5.0 million for capital expenditures in its oil and natural gas segment. The Company intends to use these funds for leasehold acquisition, exploration and development of oil and natural gas properties. During the six months ended June 30, 1997, approximately $3.9 million had been expended for this purpose.

         Management believes that the current level of cash and short-term investments, together with cash generated from operations and the credit facility discussed above, should be sufficient to meet the Company's immediate capital needs excluding acquisitions. From time to time, the Company reviews acquisition opportunities relating to its business segments. The timing, size or success of any acquisition and the associated capital commitments are unpredictable. Should further opportunities for growth requiring additional capital arise, the Company believes it would be able to satisfy these needs through a combination of working capital, cash generated from operations, and either debt or equity financing. However, there can be no assurance that such capital would be available.


RESULTS OF OPERATIONS

     COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996

         For the six months ended June 30, 1997, contract drilling revenues were approximately $65.2 million as compared to $30.2 million for the same period in 1996; an increase of 116%. Average rig utilization was 88% for the six months ended June 30, 1997, as compared to 69% for the same period in 1996. Direct contract drilling expenses for the six months ended June 30, 1997 were approximately $50.4 million, or 77% of the contract drilling revenues, as compared to approximately $24.7 million, or 82% of the contract drilling revenues, for the same period in 1996. The increase in contract drilling revenues and direct contract drilling expenses is largely attributable to an increase, primarily through a series of acquisitions since the third quarter of 1996, in the number of operable drilling rigs. As a result of the rig acquisitions, and, in the case of two of the rigs, modifications and upgrades, the number of operable drilling rigs increased from 40 at June 30, 1996 to 81 as of June 30, 1997. Additionally, the Company experienced rate increases for its contract drilling services contributing to the increased gross margins realized during the six months ended June 30, 1997. General and administrative expense for the contract drilling segment was approximately $1.9 million for the six months ended June 30, 1997 as compared to $1.7 million for the same period in 1996. Depreciation and amortization expense was approximately $5.0 million for the six months ended June 30, 1997 as compared to $3.2 million for the same period in 1996. The increase in depreciation expense was primarily due to the addition of 41 drilling rigs to the Company's contract drilling fleet, as discussed above. For the six months ended June 30, 1997, income from this segment was approximately $8.205 million as compared to approximately $498,000 for the same period in 1996.

         Oil and natural gas revenue was approximately $6.2 million for the six months ended June 30, 1997, as compared to approximately $4.6 million for the six months ended June 30, 1996. The volume of crude oil sold increased by 49% while the volume of natural gas sold decreased by 6% for the six months ended June 30, 1997, as compared to the same period in 1996. The average price per barrel of crude oil was $20.33 in the first six months of 1997 as compared to $19.21 for the same period in 1996, and the average price per mcf of natural gas was $2.49 in the first six months of 1997 as compared to $1.80 for the first six months of fiscal year 1996. Lease operating and production costs were $3.59 per barrel of oil equivalent for the six months ended June 30, 1997 as compared to $4.01 per barrel of oil equivalent for the same period in 1996. Depreciation and depletion expense was approximately $2.2 million for the six months ended June 30, 1997 as compared to approximately $1.6 million for the same six months ended in 1996. The increase in depreciation and depletion expense was due primarily to the segment's growth through leasehold acquisition and continued development of existing properties resulting in significant increases in the segment's production of crude oil (as indicated above). General and administrative expense for the oil and natural gas segment was approximately $695,000 for the first six months of 1997 as compared to $932,000 for the first six months of 1996. For the six months ended June 30, 1997, income from the oil and natural gas segment was approximately $939,000 as compared to approximately $347,000 for the same period in 1996.

         For the six months ended June 30, 1997, interest expense was approximately $509,000 as compared to $645,000 for the same period in 1996. The 1997 interest expense amount includes approximately $265,000 of prepayment penalties and fees incurred as a result of the Company's payment in full of its notes payable prior to their respective maturities. Interest income for the first six months of 1997 increased 158% to approximately $640,000 as a result of cash provided by the Company's equity offering in January 1997.


     COMPARISON OF THE FISCAL QUARTERS ENDED JUNE 30, 1997 AND 1996

         For the fiscal quarter ended June 30, 1997, contract drilling revenues were approximately $37.6 million as compared to $16.1 million for the same fiscal quarter in 1996; an increase of 134%. Average rig utilization was 90% for the fiscal quarter ended June 30, 1997, as compared to 71% for the same fiscal quarter in 1996. Direct contract drilling costs for the fiscal quarter ended June 30, 1997 were approximately $28.1 million, or 75% of contract drilling revenues, as compared to approximately $13.3 million, or 83% of contract drilling revenues, for the same fiscal quarter in 1996. The increase in contract drilling revenues and direct contract drilling costs was due largely to the addition, primarily through a series of strategic acquisitions (as discussed previously), of 41 operable drilling rigs since the second quarter of 1996. General and administrative expense for the contract drilling segment was approximately $926,000 for the fiscal quarter ended June 30, 1997 as compared to approximately $932,000 for the same fiscal quarter in 1996. Depreciation expense was approximately $2.8 million for the fiscal quarter ended June 30, 1997 as compared to $1.2 million for the same fiscal quarter in 1996. The increase in depreciation expense was due primarily to the aforementioned 41 drilling rigs added to the Company's contract drilling fleet. For the fiscal quarter ended June 30, 1997, income from this segment was approximately $6.047 million as compared to approximately $435,000 for the same fiscal quarter in 1996.

         Oil and natural gas revenue was approximately $3.1 million for the fiscal quarter ended June 30, 1997, as compared to approximately $2.4 million for the same fiscal quarter in 1996. The volume of crude oil sold increased by 77%, while the volume of natural gas sold decreased by 9% for the quarter ended June 30, 1997, as compared to the same period in 1996. The average price per barrel of crude oil was $19.75 for the three months ended June 30, 1997 as compared to $20.22 for the same period in 1996, and the average price per mcf of natural gas was $1.96 for the three months ended June 30, 1997 as compared to $2.07 for the same period in 1996. Lease operating and production costs were $3.41 per barrel of oil equivalent in the fiscal quarter ended June 30, 1997, as compared to $4.26 per barrel of oil equivalent for the same period in 1996. Depreciation and depletion expense was approximately $1.1 million for the three months ended June 30, 1997 as compared to approximately $1.3 million for the same three months ended in 1996. General and administrative expense for the oil and natural gas segment was approximately $368,000 for the second quarter ended 1997 as compared to $337,000 for the same period in 1996. In the fiscal quarter ended June 30, 1997, income from the oil and natural gas segment was approximately $303,000 as compared to approximately $54,000 for the fiscal quarter ended June 30, 1996.

         For the fiscal quarter ended June 30, 1997, interest expense was approximately $26,000 as compared to $315,000 for the same period in 1996. The decrease in interest expense is attributable to the Company's payment in full of its notes payable during the first quarter of 1997. Interest income for the three months ended June 30, 1997 was $356,000 as compared to $128,000 for the same three month period in 1996. The increase in interest income was due to cash provided by the Company's equity offering in January 1997.

INCOME TAXES

         During the six months ended June 30, 1997, the Company incurred income tax expense of approximately $3.4 million ($2.5 million current and $883,000 deferred) as compared to a net deferred income tax benefit of approximately $2.3 million for the same period ended June 30, 1996. The increase in income tax expense was primarily due to the Company's decision during the quarter ended March 31, 1996, to relieve its valuation allowance fully recognizing its deferred tax assets of $2.4 million. As the benefits of such deferred tax assets are utilized in fiscal year 1997 and future periods, a corresponding charge to income tax expense will be incurred.

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

RECENT ACCOUNTING STANDARDS

         In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("Statement 128") which is effective for financial statements of the Company for periods ending after December 15, 1997. Statement 128 specifies the computation, presentation and disclosure requirements for earnings per share ("EPS"). Some of the changes made to current EPS standards include: (i) eliminating the presentation of Primary EPS and replacing it with Basic EPS, with the principal difference being that common stock equivalents are not considered in computing Basic EPS, (ii) eliminating the modified treasury stock method and the three percent materiality provisions, and (iii) revising the contingent share provisions and the supplemental EPS data requirements. Statement 128 also requires dual presentation of Basic and Diluted EPS on the face of the income statement, as well as a reconciliation of the numerator and denominator used in the two computations of EPS. Basic EPS is defined by Statement 128 as net income from continuing operations divided by the average number of common shares outstanding without the consideration of common stock equivalents which may be dilutive to EPS. The Company's current methodology for computing Diluted EPS will not change in future periods as a result of its adoption of Statement 128. Had the Company implemented Statement 128 at June 30, 1997, it would have reported Basic EPS of $0.44 per common share on 13,534,346 shares of common stock (giving effect to the two-for-one stock split).

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

         The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("Statement 130") which establishes standards for reporting and presentation of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. Statement 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. Statement 130 requires that an enterprise (i) classify items of other comprehensive income by their nature in a financial statement (ii) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. Statement 130 is effective for fiscal years beginning after December 15, 1997. The Company does not anticipate any significant changes in its current reporting disclosures as a result of the implementation of Statement 130 during fiscal 1998.

         The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information" ("Statement 131"). Statement 131 establishes revised guidelines for determining an entity's operating segments and the type and level of financial information to be disclosed. Statement 131 is effective for fiscal years beginning after December 15, 1997. The Company does not anticipate any significant changes in its current reporting disclosures as a result of the implementation of Statement 131 during fiscal 1998.

                             ----------------------

             CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

         "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Item 2 of this Report contains forward-looking statements which are made pursuant to the "safe harbor" provisions of The Private Securities Litigation Reform Act of 1995. These statements include, without limitation, statements relating to: liquidity; financing of operations; continued volatility of oil and natural gas prices; estimates of, and budgets for, capital expenditures in the oil and natural gas segment, for modifications and upgrades to certain of the drilling rigs acquired by the Company during the fourth quarter of 1996 and for maintenance of its contract drilling fleet during fiscal year 1997; timing of the placement into operation of its currently inoperable drilling rigs; source and sufficiency of funds required for immediate capital needs and additional rig acquisitions (if further opportunities arise); and such other matters. The words "believes," "plans," "intends," "expected" or "budgeted" and similar expressions identify forward-looking statements. The forward-looking statements are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions, expected future developments and other factors it believes are appropriate in the circumstances. The Company does not undertake to update, revise or correct any of the forward-looking information. Factors that could cause actual results to differ materially from the Company's expectations expressed in the forward-looking statements include, but are not limited to, the following: intense competition in the contract drilling industry; volatility of oil and natural gas prices; market conditions for contract drilling services; continuation of severe drill-pipe shortage; operational risks (such as blow outs, fires and loss of production); labor shortage, primarily qualified drilling rig personnel; insurance coverage limitations and requirements; potential liability imposed by government regulation of the contract drilling industry (including environmental regulation); the need to develop and replace its oil and natural gas reserves; the substantial capital expenditures required to fund its operations; risks related to exploration and development drilling; uncertainties about oil and natural gas reserve estimates; no assurance of additional growth through acquisitions; risk associated with recent rapid growth; and the loss of key personnel, particularly Cloyce A. Talbott and A. Glenn Patterson, the Chairman and Chief Executive Officer and the President and Chief Operating Officer of the Company, respectively. For a more complete explanation of these various factors, see "Cautionary Statement for Purposes of the 'Safe Harbor' Provisions of the Private Securities Litigation Reform Act of 1995" included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996, beginning on page 13.

                             ----------------------

                          PART II - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

      (a)  EXHIBITS.

      The following exhibits are filed herewith or incorporated by reference:


        2.1    Plan and Agreement of Merger dated October 14, 1993, between
               Patterson Energy, Inc., a Texas corporation, and Patterson
               Energy, Inc., a Delaware corporation, together with related
               Certificates of Merger.(1)

        2.2    Agreement and Plan of Merger, dated April 22, 1996 among
               Patterson Energy, Inc., Patterson Drilling Company and Tucker
               Drilling Company, Inc.(11)

        2.2.1 Amendment to Agreement and Plan of Merger, dated May 16, 1996 among Patterson Energy, Inc.Patterson Drilling Company and
               Tucker Drilling Company, Inc.(12)

        2.3 Asset Purchase Agreement, dated April 22, 1997, among and between Patterson Drilling Company and Ziadril, Inc.(2)

        2.4    Asset Purchase Agreement, dated June 4, 1997, among Patterson
               Energy Inc., Patterson Drilling Company and Wes-Tex Drilling
               Company.(3)

        2.4.1 Amendment to Asset Purchase Agreement, dated June 4, 1997, among Patterson Energy Inc., Patterson Drilling Company and
               Wes-Tex Drilling Company.(3)

        2.5    Agreement, dated June 4, 1997, among Patterson Energy Inc.,
               Patterson Drilling Company, Greathouse Foundation and Myrle
               Greathouse, Trustee under Agreement dated June 2, 1997.(3)

        2.6    Asset Purchase Agreement, dated June 4, 1997, among Patterson
               Energy Inc., Patterson Drilling Company and McGee Drilling
               Company.(2)

        3.1    Restated Certificate of Incorporation.(4)

        3.1.1  Certificate of Amendment to the Certificate of Incorporation.

        3.2    Bylaws.(1)

        4.1    Excerpt from Restated Certificate of Incorporation of Patterson
               Energy, Inc. regarding authorized Common Stock and Preferred
               Stock.(5)

        4.2    Registration Rights Agreement, dated June 12, 1997, among
               Patterson Energy Inc. and Wes-Tex Drilling Company, Greathouse
               Foundation and Myrle Greathouse, Trustee under Agreement dated
               June 2, 1997.(6)




         4.3    Stock Purchase Warrant of Patterson Energy, Inc., dated
                June 12, 1997.(6)

         5.1 Opinion of Baker & Hostetler LLP regarding legality of shares to be offered.(2)

        10.1 Non-Competition Agreement, dated April 22, 1997, by and between Patterson Drilling Company and Ziadril, Inc.(2)

        10.1.1  Non-Competition Agreement, dated April 22, 1997, by and between
                Patterson Drilling Company and Joe Smith.(2)

        10.1.2  Non-Competition Agreement, dated April 22, 1997, by and between
                Patterson Drilling Company and Ken Bromley.(2)

        10.1.3  Non-Competition Agreement, dated April 22, 1997, by and between
                Patterson Drilling Company and Billy Jensen.(2)

        10.1.4  Non-Competition Agreement, dated April 22, 1997, by and between
                Patterson Drilling Company and Lee Roberson.(2)

        10.2    Credit Agreement dated June 3, 1997 by and between Patterson
                Energy, Inc., Patterson Drilling Company, Patterson Drilling
                Programs, Inc., Patterson Petroleum, Inc., Patterson Trading
                Company, Inc. and Norwest Bank Texas, N.A.(3)

        10.2.1  Promissory Note dated June 3, 1997 among Patterson Energy, Inc.
                and Norwest Bank Texas, National Association.(3)

        10.2.2  Corporate Guarantees of Patterson Drilling Company, Patterson
                Petroleum, Inc., Patterson Drilling Programs, Inc. and
                Patterson Trading Company, Inc.(3)

        10.3    Non-Competition Agreement, dated April 22, 1997, by and between
                Patterson Energy, Inc., Patterson Drilling Company and Wes-Tex
                Drilling Company.(6)

        10.3.1  Non-Competition Agreement, dated April 22, 1997, by and between
                Patterson Energy, Inc., Patterson Drilling Company and Myrle
                Greathouse.(6)

        10.3.2  Non-Competition Agreement, dated April 22, 1997, by and between
                Patterson Energy, Inc., Patterson Drilling Company and Charles
                Ezzell.(6)

        10.3.3  Non-Competition Agreement, dated April 22, 1997, by and between
                Patterson Energy, Inc., Patterson Drilling Company and Danny
                Mullen.(6)

        10.4    Aircraft Lease, dated January 15, 1997, (effective January 1,
                1997) between Talbott Aviation, Inc. and Patterson Energy,
                Inc.(7)

        10.5    Asset Purchase Agreement, dated May 23, 1995, between
                Perry E. Esping and Patterson Energy, Inc., together with related Stock Purchase Warrant and Registration Rights
                Agreement.(8)



        10.6    Participation Agreement, dated October 19, 1994, between
                Patterson Petroleum Trading Company, Inc. and BHT Marketing,
                Inc.(8)

        10.6.1  Participation Agreement dated October 24, 1995, between
                Patterson Petroleum Trading Company, Marketing, Inc.(9)

        10.7    Crude Oil Purchase Contract, dated October 19, 1994, between
                Patterson Petroleum, Inc. and BHT Marketing, Inc.(10)

        10.7.1 Crude Oil Purchase Contract, dated October 24, 1995, between Patterson Petroleum, Inc. and BHT Marketing, Inc.(9)

        10.8    Patterson Energy, Inc. 1993 Stock Incentive Plan.(10)

        10.8.1 Patterson Energy, Inc. 1993 Stock Incentive Plan, as amended.(14)

        10.9    Patterson Energy, Inc. Non-Employee Director's Stock Option
                Plan.(10)

        10.10   Consulting and Stock Option Agreement, dated as of November 15,
                1994, between Patterson Energy, Inc. and E. Peter Hoffman,
                Jr.(9)

        10.11   Consulting and Stock Option Agreement, dated as of February 15,
                1995, between Patterson Energy, Inc. and E. Peter Hoffman,
                Jr.(9)

        10.12   Consulting and Stock Option Agreement, dated as of August 2,
                1995, between Patterson Energy, Inc. and Peter Hoffman, Jr.(9)

        10.13.1 Non-Competition Agreement, dated October 23, 1996, by and between Patterson Drilling Company and Michael G. Sledge.(12)

        10.13.2 Non-Competition Agreement, dated October 23, 1996, by and between Patterson Drilling Company and H. Gene Sledge.(12)

        10.1    Model Form Operating Agreement.(13)

        10.2    Form of Drilling Bid Proposal and Footage Drilling Contract.(13)

        10.3    Form of Turnkey Drilling Agreement.(13)

        10.15 Non-Competition Agreement, dated October 23, 1996, by and between Patterson Drilling Company and David W. Sledge.(12)

        11.1    Statement re Computation of Per Share Earnings.

        15.1    Awareness Letter of Independent Accountants.




        23.1    Consent of Coopers & Lybrand L.L.P.

        27.1 Financial Data Schedule as of June 30, 1997 and for the three and six months ended June 30, 1997 and 1996.

__________________________________________

(1)     Incorporated herein by reference to Item 27, "Exhibits" to Amendment No.
        2 to Registration Statement on Form SB-2 (File No. 33-68058-FW); filed
        October 28, 1993.

(2)     Incorporated herein by reference to Item 16, "Exhibits" to Amendment No.
        1 to Registration Statement on Form S-3 (File No. 333-29035); filed
        August 5, 1997.

(3)     Incorporated herein by reference to Item 7,  "Financial Statements and
        Exhibits", to Form 8-K dated June 3, 1997; filed June 11, 1997.

(4) Incorporated herein by reference to Item 6, "Exhibits and Reports on Form 8-K" to Form 10-Q for the quarterly period ended June 30, 1996;
        filed August 12, 1996.

(5)     Incorporated by reference to Item 16.  "Exhibits" to Registration
        Statement on Form S-3 filed with the Securities Exchange Commission on
        December 18, 1996.

(6)     Incorporated herein by reference to Item 7, "Financial Statements and
        Exhibits", to Form 8-K dated June 12, 1997; filed June 19, 1997.

(7)     Incorporated herein by reference to Item 14, "Exhibits, Financial
        Statement Schedules and Reports on Form 8-K" of the Companys 1996 Annual
        Report on Form 10-K.

(8)     Incorporated by reference to Item 27.  "Exhibits" to Post Effective
        Amendment No. 1 to Registration Statement on Form SB-2 (File No.
        33-68058-FW).

(9)     Incorporated by reference to Item 7.  "Financial Statements and
        Exhibits" to Form 10-KSB for the year ended December 31, 1995.

(10)    Incorporated by reference to Item 5.  "Other Items" to Form 8-K dated
        December 1, 1995 and filed on January 16, 1996.

(11)    Incorporated by reference to Item 7.  "Financial Statements and
        Exhibits" to Form 8-K dated April 22, 1996 and filed on April 30, 1996.

(12)    Incorporated by reference to Item 7.  "Financial Statements and
        Exhibits" to Form 8-K dated May 16, 1996 and filed on May 22, 1996.

(13)    Incorporated by reference to Item 27.  "Exhibits" to Registration
        Statement filed with the Securities and Exchange Commission on August
        30, 1993.

(14) Incorporated herein by reference to Item 8 "Exhibits" to Amendment No. 1 to Registration Statement on Form S-8 (File No. 33-97972); filed July
        17, 1997.


(b)     REPORTS ON FORM 8-K.

The following reports on Form 8-K were filed with the Securities and Exchange
Commission during the fiscal quarter ended June 30, 1997 related to:

        (1) Report dated May 7, 1997 announcing the execution of an agreement in principle between Patterson Drilling Company and Wes-Tex Drilling Company; filed May 19, 1997.

        (2) Report dated June 3, 1997 regarding the execution of a definitive purchase agreement among and between Patterson and Wes-Tex Drilling Company and the execution of a credit agreement among and between and Norwest Bank Texas, N.A.; filed
                June 11, 1997.

        (3) Report dated June 12, 1997 regarding Patterson's consummation of the acquisition of the contract drilling operations of Wes-Tex
                Drilling Company; filed June 19, 1997.



                                   SIGNATURE


         In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   PATTERSON ENERGY, INC.



                                   By:  /s/ Cloyce A. Talbott
                                        --------------------------------
                                        Cloyce A. Talbott
                                        Chairman of the Board and
                                        Chief Executive Officer


                                   By:  /s/ James C. Brown
                                        --------------------------------
                                        James C. Brown
                                        Vice President-Finance

DATED: August 12, 1997

                                EXHIBIT INDEX

         Exhibit
           No.                Description
         --------             -----------

        2.1    Plan and Agreement of Merger dated October 14, 1993, between
               Patterson Energy, Inc., a Texas corporation, and Patterson
               Energy, Inc., a Delaware corporation, together with related
               Certificates of Merger.(1)

        2.2    Agreement and Plan of Merger, dated April 22, 1996 among
               Patterson Energy, Inc., Patterson Drilling Company and Tucker
               Drilling Company, Inc.(11)

        2.2.1 Amendment to Agreement and Plan of Merger, dated May 16, 1996 among Patterson Energy, Inc.Patterson Drilling Company and
               Tucker Drilling Company, Inc.(12)

        2.3 Asset Purchase Agreement, dated April 22, 1997, among and between Patterson Drilling Company and Ziadril, Inc.(2)

        2.4    Asset Purchase Agreement, dated June 4, 1997, among Patterson
               Energy Inc., Patterson Drilling Company and Wes-Tex Drilling
               Company.(3)

        2.4.1 Amendment to Asset Purchase Agreement, dated June 4, 1997, among Patterson Energy Inc., Patterson Drilling Company and
               Wes-Tex Drilling Company.(3)

        2.5    Agreement, dated June 4, 1997, among Patterson Energy Inc.,
               Patterson Drilling Company, Greathouse Foundation and Myrle
               Greathouse, Trustee under Agreement dated June 2, 1997.(3)

        2.6    Asset Purchase Agreement, dated June 4, 1997, among Patterson
               Energy Inc., Patterson Drilling Company and McGee Drilling
               Company.(2)

        3.1    Restated Certificate of Incorporation.(4)

        3.1.1  Certificate of Amendment to the Certificate of Incorporation.

        3.2    Bylaws.(1)

        4.1    Excerpt from Restated Certificate of Incorporation of Patterson
               Energy, Inc. regarding authorized Common Stock and Preferred
               Stock.(5)

        4.2    Registration Rights Agreement, dated June 12, 1997, among
               Patterson Energy Inc. and Wes-Tex Drilling Company, Greathouse
               Foundation and Myrle Greathouse, Trustee under Agreement dated
               June 2, 1997.(6)



         4.3    Stock Purchase Warrant of Patterson Energy, Inc., dated
                June 12, 1997.(6)

         5.1 Opinion of Baker & Hostetler LLP regarding legality of shares to be offered.(2)

        10.1 Non-Competition Agreement, dated April 22, 1997, by and between Patterson Drilling Company and Ziadril, Inc.(2)

        10.1.1  Non-Competition Agreement, dated April 22, 1997, by and between
                Patterson Drilling Company and Joe Smith.(2)

        10.1.2  Non-Competition Agreement, dated April 22, 1997, by and between
                Patterson Drilling Company and Ken Bromley.(2)

        10.1.3  Non-Competition Agreement, dated April 22, 1997, by and between
                Patterson Drilling Company and Billy Jensen.(2)

        10.1.4  Non-Competition Agreement, dated April 22, 1997, by and between
                Patterson Drilling Company and Lee Roberson.(2)

        10.2    Credit Agreement dated June 3, 1997 by and between Patterson
                Energy, Inc., Patterson Drilling Company, Patterson Drilling
                Programs, Inc., Patterson Petroleum, Inc., Patterson Trading
                Company, Inc. and Norwest Bank Texas, N.A.(3)

        10.2.1  Promissory Note dated June 3, 1997 among Patterson Energy, Inc.
                and Norwest Bank Texas, National Association.(3)

        10.2.2  Corporate Guarantees of Patterson Drilling Company, Patterson
                Petroleum, Inc., Patterson Drilling Programs, Inc. and
                Patterson Trading Company, Inc.(3)

        10.3    Non-Competition Agreement, dated April 22, 1997, by and between
                Patterson Energy, Inc., Patterson Drilling Company and Wes-Tex
                Drilling Company.(6)

        10.3.1  Non-Competition Agreement, dated April 22, 1997, by and between
                Patterson Energy, Inc., Patterson Drilling Company and Myrle
                Greathouse.(6)

        10.3.2  Non-Competition Agreement, dated April 22, 1997, by and between
                Patterson Energy, Inc., Patterson Drilling Company and Charles
                Ezzell.(6)

        10.3.3  Non-Competition Agreement, dated April 22, 1997, by and between
                Patterson Energy, Inc., Patterson Drilling Company and Danny
                Mullen.(6)

        10.4    Aircraft Lease, dated January 15, 1997, (effective January 1,
                1997) between Talbott Aviation, Inc. and Patterson Energy,
                Inc.(7)

        10.5    Asset Purchase Agreement, dated May 23, 1995, between
                Perry E. Esping and Patterson Energy, Inc., together with related Stock Purchase Warrant and Registration Rights
                Agreement.(8)


        10.6    Participation Agreement, dated October 19, 1994, between
                Patterson Petroleum Trading Company, Inc. and BHT Marketing,
                Inc.(8)

        10.6.1  Participation Agreement dated October 24, 1995, between
                Patterson Petroleum Trading Company, Marketing, Inc.(9)

        10.7    Crude Oil Purchase Contract, dated October 19, 1994, between
                Patterson Petroleum, Inc. and BHT Marketing, Inc.(10)

        10.7.1 Crude Oil Purchase Contract, dated October 24, 1995, between Patterson Petroleum, Inc. and BHT Marketing, Inc.(9)

        10.8    Patterson Energy, Inc. 1993 Stock Incentive Plan.(10)

        10.8.1 Patterson Energy, Inc. 1993 Stock Incentive Plan, as amended.(14)

        10.9    Patterson Energy, Inc. Non-Employee Director's Stock Option
                Plan.(10)

        10.10   Consulting and Stock Option Agreement, dated as of November 15,
                1994, between Patterson Energy, Inc. and E. Peter Hoffman,
                Jr.(9)

        10.11   Consulting and Stock Option Agreement, dated as of February 15,
                1995, between Patterson Energy, Inc. and E. Peter Hoffman,
                Jr.(9)

        10.12   Consulting and Stock Option Agreement, dated as of August 2,
                1995, between Patterson Energy, Inc. and Peter Hoffman, Jr.(9)

        10.13.1 Non-Competition Agreement, dated October 23, 1996, by and between Patterson Drilling Company and Michael G. Sledge.(12)

        10.13.2 Non-Competition Agreement, dated October 23, 1996, by and between Patterson Drilling Company and H. Gene Sledge.(12)

        10.1    Model Form Operating Agreement.(13)

        10.2    Form of Drilling Bid Proposal and Footage Drilling Contract.(13)

        10.3    Form of Turnkey Drilling Agreement.(13)

        10.15 Non-Competition Agreement, dated October 23, 1996, by and between Patterson Drilling Company and David W. Sledge.(12)

        11.1    Statement re Computation of Per Share Earnings.

        15.1    Awareness Letter of Independent Accountants.




        23.1    Consent of Coopers & Lybrand L.L.P.

        27.1 Financial Data Schedule as of June 30, 1997 and for the three and six months ended June 30, 1997 and 1996.

__________________________________________

(1)     Incorporated herein by reference to Item 27, "Exhibits" to Amendment No.
        2 to Registration Statement on Form SB-2 (File No. 33-68058-FW); filed
        October 28, 1993.

(2)     Incorporated herein by reference to Item 16, "Exhibits" to Amendment No.
        1 to Registration Statement on Form S-3 (File No. 333-29035); filed
        August 5, 1997.

(3)     Incorporated herein by reference to Item 7,  "Financial Statements and
        Exhibits", to Form 8-K dated June 3, 1997; filed June 11, 1997.

(4) Incorporated herein by reference to Item 6, "Exhibits and Reports on Form 8-K" to Form 10-Q for the quarterly period ended June 30, 1996;
        filed August 12, 1996.

(5)     Incorporated by reference to Item 16.  "Exhibits" to Registration
        Statement on Form S-3 filed with the Securities Exchange Commission on
        December 18, 1996.

(6)     Incorporated herein by reference to Item 7, "Financial Statements and
        Exhibits", to Form 8-K dated June 12, 1997; filed June 19, 1997.

(7)     Incorporated herein by reference to Item 14, "Exhibits, Financial
        Statement Schedules and Reports on Form 8-K" of the Companys 1996 Annual
        Report on Form 10-K.

(8)     Incorporated by reference to Item 27.  "Exhibits" to Post Effective
        Amendment No. 1 to Registration Statement on Form SB-2 (File No.
        33-68058-FW).

(9)     Incorporated by reference to Item 7.  "Financial Statements and
        Exhibits" to Form 10-KSB for the year ended December 31, 1995.

(10)    Incorporated by reference to Item 5.  "Other Items" to Form 8-K dated
        December 1, 1995 and filed on January 16, 1996.

(11)    Incorporated by reference to Item 7.  "Financial Statements and
        Exhibits" to Form 8-K dated April 22, 1996 and filed on April 30, 1996.

(12)    Incorporated by reference to Item 7.  "Financial Statements and
        Exhibits" to Form 8-K dated May 16, 1996 and filed on May 22, 1996.

(13)    Incorporated by reference to Item 27.  "Exhibits" to Registration
        Statement filed with the Securities and Exchange Commission on August
        30, 1993.

(14) Incorporated herein by reference to Item 8 "Exhibits" to Amendment No. 1 to Registration Statement on Form S-8 (File No. 33-97972); filed July
        17, 1997.