Form 10-Q
period 1997-09-30
PATTERSON ENERGY INC
filed 1997-11-13
CIK 889900

-------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

         [x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended September 30, 1997

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

                                 Yes [x]   No [ ]

As of November 12, 1997 the issuer had outstanding 14,847,382 shares of common stock, $0.01 par value, its only class of voting stock.

-------------------------------------------------------------------------------

                    PATTERSON ENERGY, INC. AND SUBSIDIARIES


                                      INDEX


                                                                                            Page
Report of Independent Accountants, Coopers & Lybrand L.L.P...............................     3

Part I - Financial Information

      Item 1.     Financial Statements

                  Unaudited condensed consolidated balance sheets........................     4

                  Unaudited condensed consolidated statements of operations..............     6

                  Unaudited condensed consolidated statement of stockholders' equity.....     7

                  Unaudited condensed consolidated statements of cash flows..............     8

                  Notes to unaudited condensed consolidated financial statements.........    10

      Item 2.     Management's Discussion and Analysis of
                       Financial Condition and Results of Operations.....................    16

Cautionary Statement for Purposes of the "Safe Harbor"
      Provisions of the Private Securities Litigation Reform Act of 1995.................    21

Part II - Other Information

      Item 4.     Submission of  Matters to a Vote of Security
                  Holders................................................................    22

      Item 6.     Exhibits and Reports on Form 8-K.......................................    23

Signatures...............................................................................    28

                        REPORT OF INDEPENDENT ACCOUNTANTS


The Board of Directors and Stockholders
of Patterson Energy, Inc.:

We have reviewed the accompanying condensed consolidated balance sheet of Patterson Energy, Inc. and Subsidiaries as of September 30, 1997, the related condensed consolidated statements of operations for the three and nine months ended September 30, 1997 and 1996, cash flows for the nine months ended September 30, 1997 and 1996 and the related condensed consolidated statement of stockholders' equity for the nine months ended September 30, 1997. These financial statements are the responsibility of the Company's management.

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

Based upon our review, we are not aware of any material modifications that should be made to the accompanying condensed consolidated financial statements for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet as of December 31, 1996 and the related consolidated statements of income and cash flows for the year then ended (not presented herein); and in our report dated March 10, 1997, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1996 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.


                                       /s/ COOPERS & LYBRAND L.L.P.

Dallas, Texas
October 28, 1997

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

         THE FOLLOWING UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS INCLUDE ALL ADJUSTMENTS, WHICH IN THE OPINION OF MANAGEMENT, ARE NECESSARY IN ORDER TO MAKE SUCH FINANCIAL STATEMENTS NOT MISLEADING.



                     PATTERSON ENERGY, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                     ASSETS

                                   (Unaudited)


                                                                       December 31,  September 30,
                                                                           1996          1997
                                                                         --------      --------
                                                                             (in thousands)
Current assets:
   Cash and cash equivalents .........................................   $  3,494      $ 17,255
   Marketable securities .............................................        544           559
   Accounts receivable:
      Trade ..........................................................     23,743        40,853
      Oil and natural gas sales ......................................        999         1,200
   Costs of uncompleted drilling contracts in excess of
      related billings ...............................................        274            --
   Deferred income taxes .............................................      1,483         1,483
   Undeveloped oil and natural gas properties held for resale ........      4,670         5,206
   Other current assets ..............................................        274         1,085
                                                                         --------      --------
         Total current assets ........................................     35,481        67,641
Property and equipment, at cost, net .................................     51,308        86,692
Intangible assets, net ...............................................         --        19,316
Deposits on workers' compensation insurance policy ...................        412           412
Other assets .........................................................        712           854
                                                                         --------      --------
         Total assets ................................................   $ 87,913      $174,915
                                                                         ========      ========


    The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                                   (continued)

                     PATTERSON ENERGY, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS - CONTINUED


                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                   (Unaudited)


                                                                       December 31,  September 30,
                                                                           1996          1997
                                                                         --------      --------
                                                                             (in thousands)
Current liabilities:
   Current maturities of notes payable ...............................   $    117      $    837
   Accounts payable:
     Trade ...........................................................     12,129        18,404
     Revenue distribution ............................................      2,432         4,273
     Other ...........................................................        965         1,288
   Accrued expenses ..................................................      2,246         4,552
   Accrued federal income taxes payable ..............................         --         5,180
                                                                         --------      --------
             Total current liabilities ...............................     17,889        34,534
Deferred income taxes ................................................         96         1,273
Deferred liabilities .................................................        714           694
Notes payable, less current maturities ...............................     25,732         9,413
                                                                         --------      --------
             Total liabilities .......................................     44,431        45,914
                                                                         --------      --------

Commitments and contingencies ........................................         --            --

Stockholders' equity:
   Preferred stock - par value $.01; authorized
     1,000,000 shares, no shares issued ..............................         --            --
   Common stock - par value $.01; authorized 9,000,000
      shares at December 31, 1996 and 18,000,000 shares at
      September 30, 1997 with 4,943,591 and 14,783,282
      (affected by a two-for-one stock split, see Note 5)
      issued and outstanding at December 31, 1996 and
      September 30, 1997, respectively ...............................         49           148
   Additional paid-in capital ........................................     21,359        92,982
   Retained earnings .................................................     22,074        35,871
                                                                         --------      --------
             Total stockholders' equity ..............................     43,482       129,001
                                                                         --------      --------
             Total liabilities and stockholders' equity ..............   $ 87,913      $174,915
                                                                         ========      ========


    The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                     PATTERSON ENERGY, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)

                                                                 Three Months Ended         Nine Months Ended
                                                                    September 30,             September 30,
                                                               ----------------------    ----------------------
                                                                 1996         1997         1996         1997
                                                               ---------    ---------    ---------    ---------
                                                                      (in thousands, except per share data)
Operating revenues:
    Drilling ...............................................   $  17,517    $  55,051    $  47,725    $ 120,207
    Oil and natural gas sales ..............................       2,296        2,678        5,940        8,013
    Well operation fees ....................................         340          429        1,111        1,255
    Other ..................................................         110           --          280           16
                                                               ---------    ---------    ---------    ---------
                                                                  20,263       58,158       55,056      129,491
                                                               ---------    ---------    ---------    ---------
Operating costs and expenses:
    Direct drilling costs ..................................      14,077       38,663       38,818       89,049
    Lease operating and production .........................         472          502        1,468        1,564
    Impairment of oil and natural gas
       properties ..........................................          --          300          159          750
    Exploration costs ......................................         111          153          344          478
    Dry holes and abandonments .............................         258          237          612          830
    Depreciation, depletion and amortization ...............       2,966        4,988        7,753       12,188
    General and administrative expense .....................       1,298        1,828        3,944        4,459
                                                               ---------    ---------    ---------    ---------
                                                                  19,182       46,671       53,098      109,318
                                                               ---------    ---------    ---------    ---------
Operating income ...........................................       1,081       11,487        1,958       20,173
                                                               ---------    ---------    ---------    ---------
Other income (expense):
    Net gain on sale of assets .............................         133        1,036          533        1,354
    Interest income ........................................         128          159          377          799
    Interest expense .......................................        (340)        (186)        (985)        (695)
    Non-recurring acquisition costs ........................      (1,763)          --       (2,268)          --
    Other ..................................................          23           29           96          169
                                                               ---------    ---------    ---------    ---------
                                                                  (1,819)       1,038       (2,247)       1,627
                                                               ---------    ---------    ---------    ---------
Income (loss) before income taxes ..........................        (738)      12,525         (289)      21,800
                                                               ---------    ---------    ---------    ---------
Income tax expense (benefit):
    Current ................................................          20        4,228          112        6,702
    Deferred ...............................................        (146)         418       (2,531)       1,301
                                                               ---------    ---------    ---------    ---------
                                                                    (126)       4,646       (2,419)       8,003
                                                               ---------    ---------    ---------    ---------
Net income (loss) ..........................................   $    (612)   $   7,879    $   2,130    $  13,797
                                                               =========    =========    =========    =========
Net income (loss) per common share:
    Primary ................................................   $    (.06)   $     .51    $     .22    $     .95
                                                               =========    =========    =========    =========
    Fully diluted ..........................................   $    (.06)   $     .50    $     .21    $     .95
                                                               =========    =========    =========    =========

Weighted average number of common shares outstanding:
    Primary ................................................      10,033       15,524        9,899       14,470
                                                               =========    =========    =========    =========
    Fully diluted ..........................................      10,033       15,642        9,959       14,596
                                                               =========    =========    =========    =========


    The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                     PATTERSON ENERGY, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                   (Unaudited)
                                 (in thousands)


                                             Common Stock
                                        ---------------------    Additional
                                         Number                   paid-in       Retained
                                        of shares     Amount      capital       earnings      Total
                                        --------     --------     --------      --------     --------
Balance, December 31, 1996 ........        4,944     $     49     $ 21,359      $ 22,074     $ 43,482
Issuances of common stock .........        2,346           23       68,292            --       68,315
Issuance of stock purchase
    warrant .......................           --           --        1,248            --        1,248
Exercise of stock options .........          124            2          853            --          855
Tax benefit related to
  exercise of stock options .......           --           --        1,304            --        1,304
Net income ........................           --           --           --        13,797       13,797
Effect of 2-for-1 stock split
    (See Note 5) ..................        7,369           74          (74)           --           --
                                        --------     --------     --------      --------     --------
Balance, September 30, 1997 .......       14,783     $    148     $ 92,982      $ 35,871     $129,001
                                        ========     ========     ========      ========     ========


    The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                     PATTERSON ENERGY, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                        Nine Months Ended September 30,
                                                                           ------------------------
                                                                              1996           1997
                                                                           ---------      ---------
                                                                                (in thousands)
Cash flows from operating activities:
     Net income ......................................................     $   2,130      $  13,797
     Adjustments to reconcile net income to net cash from
       operating activities:
     Abandonment of oil and natural gas properties ...................           119            658
     Depreciation, depletion and amortization ........................         7,753         12,188
     Impairment of oil and natural gas properties ....................           159            750
     Net gain on sale of assets ......................................          (533)        (1,354)
     Deferred income tax expense (benefit) ...........................        (2,531)         1,301
     Tax benefit related to exercise of stock options ................            --          1,304
     Decrease in deferred compensation liabilities...................             --            (20)
        Change in operating assets and liabilities:
          (Increase) decrease in trade accounts receivable ...........           569        (17,110)
          Increase in oil and natural gas sales receivables ..........          (333)          (201)
          Increase in undeveloped oil and natural gas
              properties held for resale .............................          (428)          (536)
          Increase in other current assets ...........................          (780)          (537)
          Increase in trade accounts payable .........................           779          6,275
          Increase in revenue distribution payable ...................           623          1,841
          Increase in accrued expenses ...............................           358          7,486
          Increase (decrease) in other current payables ..............          (195)           322
                                                                           ---------      ---------
              Net cash provided by operating activities ..............         7,690         26,164
                                                                           ---------      ---------
Cash flows from investing activities:
     Purchases of investment securities ..............................          (524)          (559)
     Sales of investment securities ..................................         2,471            544
     Acquisitions ....................................................            --        (34,937)
     Purchases of property and equipment .............................       (10,554)       (26,027)
     Sale of property and equipment ..................................         1,137          4,061
     Change in other assets ..........................................           (57)          (142)
                                                                           ---------      ---------
              Net cash used in investing activities ..................        (7,527)       (57,060)
                                                                           ---------      ---------
Cash flows from financing activities:
     Proceeds from notes payable .....................................         3,170         10,250
     Payments of notes payable .......................................        (1,332)       (25,849)
     Issuance of common stock ........................................            --         59,401
     Proceeds from exercise of stock options .........................           240            855
                                                                           ---------      ---------
              Net cash provided by financing activities ..............         2,078         44,657
                                                                           ---------      ---------
              Net increase in cash and cash equivalents ..............         2,241         13,761
                                                                           ---------      ---------
Cash and cash equivalents at beginning of period .....................         7,209          3,494
                                                                           ---------      ---------
Cash and cash equivalents at end of period ...........................     $   9,450      $  17,255
                                                                           =========      =========

Supplemental disclosure of cash flow information:
   Cash paid during the period for:
     Interest ........................................................     $     984      $     695
     Income taxes ....................................................           155            745


    The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                                  (continued)

                     PATTERSON ENERGY, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
                                   (Unaudited)


Supplemental disclosure of cash flow information - continued:

   During the nine months ended September 30, 1997, the Company acquired the drilling assets of Ziadril, Inc., Wes-Tex Drilling Company and McGee Drilling Company, Inc. for an aggregate purchase price of approximately $45,100,000 of which, $34,937,000 was paid in cash as follows (See Note 2):

                                                          (in thousands)
      Fair value of assets acquired....................     $  45,100
      Less non-cash items:
         Common stock issued...........................        (8,915)
         Three-year stock purchase warrant.............        (1,248)
                                                            ---------
              Total cash paid..........................     $  34,937
                                                            =========


    The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                    PATTERSON ENERGY, INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

         The interim condensed consolidated financial statements have been prepared by management of the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations, although the Company believes the disclosures included herein are adequate to make the information presented not misleading. In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for presentation of the information have been included. The 1996 financial information presented herein has been restated to reflect the July 30, 1996 merger with Tucker Drilling Company, Inc. under the pooling of interests method of accounting. The balance sheet as of December 31, 1996, as presented herein, was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

         The results of operations for the three and nine months ended September 30, 1997, are not necessarily indicative of the results to be expected for the full year.

         Certain reclassifications have been made to the 1996 consolidated financial statements in order for them to conform with the 1997 presentation.

         The Company's earnings per share and weighted average number of common shares outstanding for all periods presented and, as otherwise indicated herein, reflect a two-for-one split of Patterson's common stock effected on July 25, 1997.

2.       RECENT ACQUISITIONS

         On April 22, 1997, the Company acquired certain assets of Ziadril, Inc. ("Ziadril"), a privately-owned, non-affiliated contract drilling company based in Hobbs, New Mexico for a purchase price of $5.5 million. The assets acquired consisted of five contract drilling rigs, two rig hauling trucks, an office, shop and a yard. The acquisition was treated as a purchase for purposes of financial accounting. The acquisition was funded with cash on hand at the date of the transaction. As such, fair market values of the acquired assets were determined and the purchase price, as of the date of the acquisition, was allocated based on estimated fair values as follows:

                                                              (in thousands)
                    Contract drilling assets ...............     $  3,652
                    Goodwill ...............................        1,648
                    Covenants not to compete ...............          200
                                                                 --------
                        Total purchase price ...............     $  5,500
                                                                 ========

                                  (continued)

                    PATTERSON ENERGY, INC. AND SUBSIDIARIES
  NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--CONTINUED

2.   RECENT ACQUISITIONS-CONTINUED

         On June 12, 1997, the Company consummated an acquisition to purchase the contract drilling assets of Wes-Tex Drilling Company ("Wes-Tex"), a privately-held, non-affiliated company based in Abilene, Texas, for a purchase price of approximately $35.4 million; consisting of $25 million in cash, 283,000 shares of Patterson common stock valued at $31.50 per share, which represented the approximate fair market value on the date the terms of the acquisition were agreed to and announced, a three-year stock purchase warrant (valued at $6.24 per share) to purchase 200,000 additional shares of Patterson common stock at an exercise price of $32.00 per share and approximately $190,000 of other direct costs incurred relative to the transaction. The acquisition was funded using $19.0 million of the Company's cash on hand and $6.0 million provided by the Company's $30.0 million line of credit (discussed below in Note 4). The assets acquired consisted of 21 contract drilling rigs, all related rolling stock and a shop and yard. The purchase price, as of the date of acquisition, was allocated based on estimated fair values as follows:

                                                              (in thousands)
                    Contract drilling assets ...............     $ 17,450
                    Goodwill ...............................       16,629
                    Covenants not to compete ...............        1,273
                                                                 --------
                        Total purchase price ...............     $ 35,352
                                                                 ========

         The following summary, prepared on a pro forma basis, combines the consolidated results of operations as if Wes-Tex had been acquired on January 1, 1996, after including the impact of certain adjustments, such as restatement of depreciation using the fair values instead of the book values of the assets acquired, the increased interest expense on the acquisition debt, increased amortization expense on intangible assets, conforming accounting treatment of wells in progress and the related income tax effects.

                                                              Nine Months Ended September 30,
                                                          --------------------------------------
                                                              1996                  1997
                                                          -------------       ------------------
                                                           (in thousands, except per share data)
                   Revenues............................       $77,652            $ 152,577
                   Net income..........................         1,874               13,876
                   Net income per fully diluted share..          0.19                 0.95


         The pro forma results are not necessarily indicative of what actually would have occurred if the acquisition had been in effect for the entire periods presented. In addition, they are not intended to be a projection of future results and do not reflect any synergies that might be achieved from combined operations.

         On August 1, 1997, the Company completed the acquisition of the contract drilling assets of McGee Drilling Company ("McGee Drilling"), a privately-held, non-affiliated company based in Midland, Texas for a purchase price of $4.25 million. The purchase price was funded with proceeds provided by the Company's $30.0 million line of credit (discussed below in Note 4). The assets acquired consisted of three contract drilling rigs and a vehicle. The purchase price as of the date of the acquisition was allocated based on estimated fair values as follows:


                                  (continued)

                    PATTERSON ENERGY, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL
                             STATEMENTS - CONTINUED


2.       RECENT ACQUISITIONS - CONTINUED

                                                              (in thousands)
                    Contract drilling assets ...............     $  4,050
                    Covenants not to compete ...............          200
                                                                 --------
                           Total purchase price ............     $  4,250
                                                                 ========


         The aforementioned acquisitions have been accounted for as purchases and the results of operations and cash flows of the acquired entities have been included in the unaudited condensed consolidated financial statements since the date of acquisition. The purchase price allocations as detailed above are preliminary in nature and subject to change.

3.       INTANGIBLE ASSETS

         Intangible assets as of the balance sheet date consist of covenants not to compete and goodwill arising from the Company's acquisitions described in
Note 2. The covenants are being amortized on a straight line basis over their contractual lives of five years. Goodwill, representing the excess of the purchase price over the estimated fair value of the assets acquired, is being amortized on a straight line basis over fifteen years.

                                                                Balance at
                                                               September 30,
                                                                   1997
                                                                 --------
                                                              (in thousands)
                    Covenants not to compete ...............     $  1,673
                    Goodwill ...............................       18,277
                                                                 --------
                                                                   19,950
                    Less accumulated amortization ..........          634
                                                                 --------
                                                                 $ 19,316

         Management continually reviews the carrying amounts of goodwill for recoverability based on the anticipated undiscounted cash flows of the assets to which it relates. The Company considers operating results, trends and prospects of the Company, as well as competitive comparisons. The Company also takes into consideration competition within the industry and any other events or circumstances which might indicate potential impairment. If goodwill is determined to not be recoverable an impairment charge will be recognized to the extent that the carrying value of the related assets, including goodwill, exceeds the estimated fair value.

4.       NOTE PAYABLE

         During June 1997, the Company entered into a line of credit agreement with Norwest Bank Texas, N.A.


                                  (continued)

                    PATTERSON ENERGY, INC. AND SUBSIDIARIES
    NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED


4.       NOTE PAYABLE-CONTINUED

(the "Norwest Line") providing a $30.0 million credit facility. The Norwest Line allows for advances under the facility until December 31, 1997, at which time the outstanding principal balance would be converted to a term loan with a maturity date of January 1, 2000, and a seven-year amortization. The credit facility is payable interest only until December 31, 1997 at the LIBOR 90-day rate plus 2.50% (8.2188% at September 30, 1997). The Norwest Line is unsecured, but does not permit any liens to exist on assets of the Company. The credit agreement governing the Norwest Line requires the Company to, among other things, maintain a ratio of cash flows to current maturities of long-term debt plus capital lease payments of 2.0 to 1.0 on a rolling four month basis, a debt-to-tangible net worth ratio of not more than 0.60 to 1.0 at the end of each quarter, a current ratio of at least 1.75 to 1.0 at the end of each quarter and a positive net income on a rolling four quarter basis. The credit agreement prohibits the Company from having any other indebtedness for borrowed money, secured or unsecured, with the exception of normal trade payables and prohibits the Company from paying any dividends without the consent of the bank.

         The Company paid an origination fee of $75,000 which is being amortized over the term of the loan and borrowed $10.25 million under the Norwest Line during the nine months ended September 30, 1997 for the Wes-Tex and McGee Drilling acquisitions (as described in Note 2). The Company is currently renegotiating the terms of the Norwest Line to provide for an increased credit facility of $60.0 million (see Note 7).

5.       STOCKHOLDERS' EQUITY

         On January 27, 1997, on a Form S-3 Registration Statement, the Company completed a public offering of 1.763 million shares of common stock at a price of $30.75 per share. In February 1997, the underwriters of the Company's public offering exercised their overallotment option to purchase 300,000 additional shares of common stock. Net proceeds from the offering totaled approximately $59.4 million to the Company. Certain of the proceeds were used to pay, prior to maturity, notes payable and accrued interest thereon of approximately $25.8 million and prepayment penalties of approximately $191,000. Additionally, approximately $74,000 in deferred financing costs were written off in connection with the prepayment of the notes payable. These expenses are not being reflected as an extraordinary item because management does not expect the amount to be material for fiscal year 1997.

         On July 1, 1997, Patterson's Board of Directors authorized a two-for-one stock split in the form of a 100% stock dividend payable on July 25, 1997 to stockholders of record on July 11, 1997. The stockholders of Patterson, at the July 1, 1997 Annual Meeting of Stockholders, approved an amendment to Patterson's Certificate of Incorporation increasing the number of authorized shares of common stock from 9,000,000 to 18,000,000. Par value of the Company's common stock remained at $0.01 per common share. The stock split resulted in the transfer of $73,692 at June 30, 1997 from additional paid-in capital to common stock, representing the par value of the shares then outstanding. Accordingly, earnings per share and weighted average number of common shares outstanding for all periods presented reflect the effects of the stock split.

6.       RECENT ACCOUNTING STANDARDS

         In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("Statement 128") which is effective for financial statements of the Company


                                  (continued)

                    PATTERSON ENERGY, INC. AND SUBSIDIARIES
    NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED


6.       RECENT ACCOUNTING STANDARDS-CONTINUED

for periods ending after December 15, 1997. Statement 128 specifies the computation, presentation and disclosure requirements for earnings per share ("EPS"). Some of the changes made to current EPS standards include: (i) eliminating the presentation of Primary EPS and replacing it with Basic EPS, with the principal difference being that common stock equivalents are not considered in computing Basic EPS, (ii) eliminating the modified treasury stock method and the three percent materiality provisions, and (iii) revising the contingent share provisions and the supplemental EPS data requirements. Statement 128 also requires dual presentation of Basic and Diluted EPS on the face of the income statement, as well as a reconciliation of the numerator and denominator used in the two computations of EPS. Basic EPS is defined by Statement 128 as net income from continuing operations divided by the average number of common shares outstanding without the consideration of common stock equivalents which may be dilutive to EPS. The Company's current methodology for computing Diluted EPS will not change in future periods as a result of its adoption of Statement 128. Had the Company implemented Statement 128 at September 30, 1997, it would have reported Basic EPS for the nine months then ended of $0.99 per common share on 13,950,472 shares of common stock and $0.53 per common share on 14,769,156 shares of common stock for the quarter ended September 30, 1997 (giving effect to the two-for-one stock split). Implementation of Statement 128 would not have an effect on earnings per share for the respective periods ending September 30, 1996.

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

         The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("Statement 130") which establishes standards for reporting and presentation of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. Statement 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. Statement 130 requires that an enterprise (i) classify items of other comprehensive income by their nature in a financial statement (ii) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. Statement 130 is effective for fiscal years beginning after December 15, 1997. The Company does not anticipate any significant changes in its current reporting disclosures as a result of the implementation of Statement 130 during fiscal year 1998.

         The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information" ("Statement 131"). Statement 131 establishes revised guidelines for determining an entity's operating segments and the type and level of financial information to be disclosed. Statement 131 is effective for fiscal years beginning after December 15, 1997. The Company does not anticipate any significant changes in its current reporting disclosures as a result of the implementation of Statement 131 during fiscal year 1998.


                                  (continued)

                    PATTERSON ENERGY, INC. AND SUBSIDIARIES
    NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED

7.       SUBSEQUENT EVENTS

         On October 24, 1997, the Company executed an agreement in principle to purchase the contract drilling operations of V & B Drilling, Inc. ("V&B"), a privately-held, non-affiliated company based in Odessa, Texas, for a purchase price of $13.0 million. The assets to be acquired consist of eight drilling rigs, four yards and a shop located in Odessa and other related equipment and rolling stock. Consummation of the acquisition is anticipated to occur during November 1997 at which time the Company expects to fully fund the purchase price using proceeds provided by its available credit facility.

         On October 31, 1997, the Company entered into an agreement in principle to acquire all of the outstanding capital stock of Lone Star Mud, Inc. ("Lone Star") for a purchase price of $12.8 million consisting of $1.43 million in cash and an equivalent number of shares of Patterson's common stock to total $11.37 million. Lone Star is a privately-held, non-affiliated company based in Midland, Texas providing contract services to the oil and natural gas industry. Consummation of the acquisition is subject to, among other matters, execution of a mutually agreeable definitive purchase agreement.

         The Company is currently renegotiating the terms of the Norwest Line to provide for an increased credit facility of $60.0 million. If successfully renegotiated, the Norwest Line will allow for advances under the facility until May 31, 1998, at which time the outstanding principal balance would be converted to a term loan with a maturity date of January 1, 2001, and a seven-year amortization. The credit facility is payable interest only until May 31, 1998 at the LIBOR 30-day rate plus 2.375%. The revised credit agreement requires the Company to, among other things, maintain a ratio of cash flows to current maturities of long-term debt plus capital lease payments of 2.0 to 1.0 on a rolling four month basis, a debt-to-tangible net worth ratio of not more than 120% at the end of each quarter, a current ratio of at least 125% at the end of each quarter, and a positive net income on a rolling four quarter basis. The credit agreement prohibits the Company from having any other indebtedness for borrowed money, secured or unsecured, with the exception of normal trade payables and prohibits the Company from paying any dividends without the consent of the bank. A commitment fee equal to 1/4% of the outstanding balance under the line of credit will be incurred and applied to the then outstanding balance under the new credit facility. An unused commitment fee of 1/4% will be incurred for any portion of the facility that has not been drawn by the end of the advancing period. In addition to payment in full of the Company's amount outstanding under the Norwest Line, proceeds of the credit facility will be used by the Company for acquisitions, capital expenditures and working capital purposes.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

LIQUIDITY AND CAPITAL RESOURCES

         As of September 30, 1997, the Company had working capital of approximately $33.1 million and cash and cash equivalents of approximately $17.3 million as compared to a working capital of approximately $17.6 million and cash and cash equivalents of approximately $3.5 million as of December 31, 1996. Included in the change in the Company's working capital from December 31, 1996 to September 30, 1997 is a $17.1 million increase in accounts receivable-trade as well an aggregate $15.9 million increase in current liabilities. The increase in accounts receivable-trade and current liabilities was largely attributable to the increased level of contract drilling activity provided by the Company's expanded contract drilling fleet (further described below). For the nine months ended September 30, 1997, the Company generated net cash from operations of approximately $26.2 million, received proceeds of approximately $855,000 from the exercise of stock options, sold property and equipment for proceeds of approximately $4.1 million, borrowed $10.25 million under an existing credit facility and raised through an equity offering an additional $59.4 million. These funds were used primarily to acquire drilling and other related equipment and associated intangible assets of approximately $55.0 million, to fund leasehold acquisition, exploration and development of approximately $6.0 million, to reduce certain notes payable by approximately $25.8 million and to increase cash by approximately $13.8 million.

         During June 1997, the Company negotiated a $30.0 million credit facility with Norwest Bank Texas, N.A. Terms of the credit facility provide for an advancing line of credit until December 31, 1997, at which time the outstanding principal balance of the line will be converted to a term loan with a maturity date of January 1, 2000, ad a seven-year amortization. The credit facility is payable, interest only at the LIBOR 90-day rate plus 2.50% at (8.2188% at September 30, 1997) until December 31, 1997. Proceeds of the credit facility will be used by the Company for acquisitions, capital expenditures and working capital purposes. As of September 30, 1997, the Company had borrowed $10.25 million under the credit facility to fund its acquisitions of the contract drilling operations of Wes-Tex Drilling Company and McGee Drilling Company. The Company is currently renegotiating the terms of its line of credit with Norwest to provide for an increased credit facility of $60.0 million.

         During April 1997, using $5.5 million of proceeds provided by its equity offering, the Company acquired five fully operable contract drilling rigs and other related property and equipment from a privately-held, non-affiliated company based in Hobbs, New Mexico. On June 12, 1997, the Company consummated the acquisition of the contract drilling operations of Wes-Tex Drilling Company ("Wes-Tex"), a non-affiliated, privately-owned company based in Abilene, Texas. Pursuant to this transaction, the Company acquired 21 fully operable contract drilling rigs, rig hauling trucks and trailers, and a yard and shop located in Abilene, in consideration for $25.0 million in cash, 283,000 shares of the Company's common stock valued at $31.50 per share and a stock purchase warrant, exercisable at $32.00 per share, to purchase an additional 200,000 shares of the Company's common stock. Of the $25.0 million cash, $19.0 million was provided from the Company's equity offering and $6.0 million was borrowed by the Company under its existing credit facility. On August 1, 1997, the Company completed the acquisition of the contract drilling assets of a privately-held, non-affiliated company based in Midland, Texas for a purchase price of $4.25 million. The purchase price was funded with proceeds provided by the Company's line of credit. The acquisition included three fully operable contract drilling rigs, a vehicle and other related equipment.

         On October 24, 1997, the Company executed an agreement in principle to purchase the contract drilling operations of V&B Drilling, Inc. ("V&B"), a privately-held, non-affiliated company based in Odessa, Texas, for a purchase price of $13.0 million. The assets to be acquired consist of eight drilling rigs (five of which are currently operable), four yards and a shop located in Odessa and other related equipment and rolling stock. On October 31, 1997, the Company entered into an agreement in principle to acquire all of the outstanding capital stock of Lone Star Mud, Inc. ("Lone Star") for a purchase price of $12.8 million consisting of $1.43 million cash and an equivalent number of shares of Patterson's common stock to total $11.37 million. Lone Star is a privately-held, non-affiliated company based in Midland, Texas providing contract services to the oil and natural gas industry. Consummation of the aforementioned acquisitions is subject to, among other matters, execution of a mutually agreeable definitive purchase agreement. The Company expects to fund the acquisitions using proceeds provided by its line of credit.

         The Company believes it must continually upgrade and maintain its contract drilling fleet and has expended approximately $20.0 million for capital expenditures in fiscal year 1997 for this purpose with respect to its existing contract drilling rig fleet, including approximately $8.3 million for modifications and upgrades of the nine inoperable drilling rigs purchased during November and December 1996. As a result of the latter expenditure, four of the Company's nine inoperable rigs were placed into operation during the nine months ended September 30, 1997, increasing the number of operable drilling rigs at the end of the quarter to 85. The remaining inoperable rigs are expected to be placed into operation during the fourth quarter of 1997 and the first six months of fiscal year 1998. Preparation of the remaining inoperable drilling rigs has been delayed as a result of the shortage and prolonged delivery time of necessary equipment (eg. Caterpillar engines, drill pipe, etc.) to fully equip the rigs for operation.

         During the nine months ended September 30, 1997, the Company expended approximately $6.0 million for leasehold acquisition, exploration and development of oil and natural gas properties. Capital expenditures of the oil and natural gas segment have exceeded management's initial annual estimate of $5.0 million as a result of the Company's continued development of its interests in Robertson County. Currently, the Company has 8 producing wells in this area contributing approximately 3,700 barrels of oil per day.

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


RESULTS OF OPERATIONS

     COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

         For the nine months ended September 30, 1997, contract drilling revenues were approximately $120.0 million as compared to $47.7 million for the same period in 1996; an increase of 152%. Average rig utilization was 90% for the nine months ended September 30, 1997, as compared to 70% for the same period in 1996. Direct contract drilling expenses for the nine months ended September 30, 1997 were approximately $89 million, or 74% of the contract drilling revenues, as compared to approximately $38.8 million, or 81% of the contract drilling revenues, for the same period in 1996. The increase in contract drilling revenues and direct contract drilling expenses is largely attributable to an increase, primarily through a series of acquisitions since the third quarter of 1996, in the number of operable drilling rigs. As a result of the rig acquisitions, and, in the case of two of the rigs, modifications and upgrades, the number of operable drilling rigs increased from 40 at September 30, 1996 to 85 as of September 30, 1997. Additionally, the Company experienced rate increases for its contract drilling services contributing to the increased gross margins realized during the nine months ended September 30, 1997. General and administrative expense for the contract drilling segment was approximately $3.4 million for the nine months ended September 30, 1997 as compared to $2.8 million for the same period in 1996. Depreciation and amortization expense was approximately $8.7 million for the nine months ended September 30, 1997 as compared to $4.9 million for the same period in 1996. The increase in depreciation expense was primarily due to the addition of 45 drilling rigs to the Company's operable drilling fleet, as discussed above. For the nine months ended September 30, 1997, operating income from this segment was approximately $19.7 million as compared to approximately $1.7 million for the same period in 1996.

 Oil and natural gas revenue was approximately $9.3 million for the nine months ended September 30, 1997, as compared to approximately $7.3 million for the nine months ended September 30, 1996. The volume of crude oil sold increased by 70% while the volume of natural gas sold decreased by 17% for the nine months ended September 30, 1997, as compared to the same period in 1996. The average price per barrel of crude oil was $19.17 in the first nine months of 1997 as compared to $20.23 for the same period in 1996, and the average price per mcf of natural gas was $2.30 in the first nine months of 1997 as compared to $1.96 for the first nine months of fiscal year 1996. Lease operating and production costs were $3.36 per barrel of oil equivalent for the nine months ended September 30, 1997 as compared to $3.86 per barrel of oil equivalent for the same period in 1996. Depreciation and depletion expense was approximately $3.5 million for the nine months ended September 30, 1997 as compared to approximately $2.8 million for the same nine months ended in 1996. The increase in depreciation and depletion expense was due primarily to the segment's growth through leasehold acquisition and continued development of existing properties resulting in significant increases in the segment's production of crude oil (as indicated above). General and administrative expense for the oil and natural gas segment was approximately $1.1 million for the first nine months of 1997 and 1996. For the nine months ended September 30, 1997, operating income from the oil and natural gas segment was approximately $1.9 million as compared to approximately $885,000 for the same period in 1996. The increase in operating income for this segment was largely attributable to an approximate $813,000 gain realized on the sale of one of the Company's producing properties.

         For the nine months ended September 30, 1997, interest expense was approximately $695,000 as compared to $985,000 for the same period in 1996. The 1997 interest expense amount includes approximately $265,000 of prepayment penalties and fees incurred as a result of the Company's payment in full of its notes payable prior to their respective maturities. Interest income for the first nine months of 1997 increased 112% to approximately $799,000 as a result of cash provided by the Company's equity offering in January 1997.


     COMPARISON OF THE FISCAL QUARTERS ENDED SEPTEMBER 30, 1997 AND 1996

         For the fiscal quarter ended September 30, 1997, contract drilling revenues were approximately $55.1 million as compared to $17.5 million for the same fiscal quarter in 1996; an increase of 215%. Average rig utilization was 91.5% for the fiscal quarter ended September 30, 1997, as compared to 73% for the same fiscal quarter in 1996. Direct contract drilling costs for the fiscal quarter ended September 30, 1997 were approximately $38.7 million, or 70% of contract drilling revenues, as compared to approximately $14.1 million, or 81% of contract drilling revenues, for the same fiscal quarter in 1996. The increase in contract drilling revenues and direct contract drilling costs was due largely to the addition, primarily through a series of strategic acquisitions (as discussed previously), of 45 operable drilling rigs since the second quarter of 1996. General and administrative expense for the contract drilling segment was approximately $1.4 million for the fiscal quarter ended September 30, 1997 as compared to approximately $884,000 for the same fiscal quarter in 1996. Depreciation and amortization expense was approximately $3.7 million for the fiscal quarter ended September 30, 1997 as compared to $1.8 million for the same fiscal quarter in 1996. The increase in depreciation expense was due primarily to the aforementioned 45 drilling rigs added to the Company's operable drilling fleet. For the fiscal quarter ended September 30, 1997, operating income from this segment was approximately $11.5 million as compared to approximately $845,000 for the same fiscal quarter in 1996.

         Oil and natural gas revenue was approximately $3.1 million for the fiscal quarter ended September 30, 1997, as compared to approximately $2.7 million for the same fiscal quarter in 1996. The volume of crude oil sold increased by 111%, while the volume of natural gas sold decreased by 36% for the quarter ended September 30, 1997, as compared to the same period in 1996. The average price per barrel of crude oil was $17.59 for the three months ended September 30, 1997 as compared to $22.23 for the same period in 1996, and the average price per mcf of natural gas was $1.76 for the three months ended September 30, 1997 as compared to $2.26 for the same period in 1996. Lease operating and production costs were $2.95 per barrel of oil equivalent in the fiscal quarter ended September 30, 1997, as compared to $3.58 per barrel of oil equivalent for the same period in 1996. Depreciation and depletion expense was approximately $1.3 million for the three months ended September 30, 1997 as compared to approximately $1.2 million for the same three months ended in 1996. General and administrative expense for the oil and natural gas segment was approximately $400,000 for the third quarter ended 1997 as compared to $414,000 for the same period in 1996. In the fiscal quarter ended September 30, 1997, operating income from the oil and natural gas segment was approximately $1 million as compared to approximately $392,000 for the fiscal quarter ended September 30, 1996. The increase in operating income for this segment was largely attributable to an approximate $813,000 gain realized on the sale of one of the Company's producing properties.

         For the fiscal quarter ended September 30, 1997, interest expense was approximately $186,000 as compared to $340,000 for the same period in 1996. The decrease in interest expense is attributable to the Company's payment in full of its notes payable during the first quarter of 1997. Interest income for the three months ended September 30, 1997 was $159,000 as compared to $128,000 for the same three month period in 1996.

INCOME TAXES

         During the nine months ended September 30, 1997, the Company incurred income tax expense of approximately $8.0 million ($6.7 million current and $1.3 million deferred) as compared to a net income tax benefit of approximately $2.4 million for the same period ended September 30, 1996. The increase in income tax expense was primarily due to the Company's decision during the quarter ended March 31, 1996, to relieve its valuation allowance fully recognizing its deferred tax assets of $2.4 million. As the benefits of such deferred tax assets are utilized in fiscal year 1997 and future periods, a corresponding charge to income tax expense will be incurred.

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

RECENT ACCOUNTING STANDARDS

         In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("Statement 128") which is effective for financial statements of the Company for periods ending after December 15, 1997. Statement 128 specifies the computation, presentation and disclosure requirements for earnings per share ("EPS"). Some of the changes made to current EPS standards include: (i) eliminating the presentation of Primary EPS and replacing it with Basic EPS, with the principal difference being that common stock equivalents are not considered in computing Basic EPS, (ii) eliminating the modified treasury stock method and the three percent materiality provisions, and (iii) revising the contingent share provisions and the supplemental EPS data requirements. Statement 128 also requires dual presentation of Basic and Diluted EPS on the face of the income statement, as well as a reconciliation of the numerator and denominator used in the two computations of EPS. Basic EPS is defined by Statement 128 as net income from continuing operations divided by the average number of common shares outstanding without the consideration of common stock equivalents which may be dilutive to EPS. The Company's current methodology for computing Diluted EPS will not change in future periods as a result of its adoption of Statement 128. Had the Company implemented Statement 128 at September 30, 1997, it would have reported Basic EPS for the nine months then ended of $0.99 per common share on 13,950,472 shares of common stock and $0.53 per common share on 14,769,156 shares of common stock for the quarter ended September 30, 1997 (giving effect for a two-for-one stock split). Implementation of Statement 128 would not have an effect on earnings per share for the respective periods ending September 30, 1996.


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

                              --------------------

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

                              --------------------

PART II - OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         The Company held a special meeting of stockholders on July 1, 1997. The following table sets forth certain information relating to each of the matters voted upon at the meeting.

                                                                    Votes(1)
                                               ---------------------------------------------------
                                                                           Withheld/      Broker
         Matters Voted Upon(1)                    For         Against       Abstain      Non-Votes
         ---------------------                 ---------     ---------     ---------     ---------
1.  Amended the Certificate of
    Incorporation of the Company to
    increase the authorized common stock
    from 9,000,000 to 18,000,000 shares.       6,073,261        87,009        10,713            --

2.  Amend the Patterson Energy, Inc. 1993
    Stock Incentive Plan increasing the
    number of shares of the Company's
    common stock reserved for issuance
    under the plan from 175,000 shares to
    350,000 shares.                            5,949,644       202,005        19,334            --

3.  Elected Coopers & Lybrand L.L.P. as
    the independent auditors of the
    Company for the fiscal year ended
    December 31, 1997.                         6,160,961         6,304         3,718            --

4.  Elected Cloyce A. Talbott, A. Glenn
    Patterson, Robert C. Gist, Kenneth E.
    Davis and Vincent A. Rossi, Jr. to the
    Company's Board of Directors.              6,022,129            --       148,854            --

(1) The number of shares, as presented herein, reflect the two for one stock split effective on July 25, 1997.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)      EXHIBITS.

         The following exhibits are filed herewith or incorporated by reference:

         2.1 Plan and Agreement of Merger dated October 14, 1993, between Patterson Energy, Inc., a Texas corporation, and Patterson Energy, Inc., a Delaware corporation, together with related Certificates of Merger. (1)

         2.2 Agreement and Plan of Merger, dated April 22, 1996 among Patterson Energy, Inc., Patterson Drilling Company and Tucker Drilling Company, Inc. (11)

         2.2.1 Amendment to Agreement and Plan of Merger, dated May 16, 1996 among Patterson Energy, Inc., Patterson Drilling Company and Tucker Drilling Company, Inc. (12)

         2.3 Asset Purchase Agreement, dated April 22, 1997, among and between Patterson Drilling Company and Ziadril, Inc. (2)

         2.4 Asset Purchase Agreement, dated June 4, 1997, among Patterson Energy Inc., Patterson Drilling Company and Wes-Tex Drilling Company. (3)

         2.4.1 Amendment to Asset Purchase Agreement, dated June 4, 1997, among Patterson Energy Inc., Patterson Drilling Company and Wes-Tex Drilling Company. (3)

         2.5 Agreement, dated June 4, 1997, among Patterson Energy Inc., Patterson Drilling Company, Greathouse Foundation and Myrle Greathouse, Trustee under Agreement dated June 2, 1997. (3)

         2.6 Asset Purchase Agreement, dated September 4, 1997, among Patterson Energy Inc., Patterson Drilling Company and McGee Drilling Company. (2)

         3.1      Restated Certificate of Incorporation. (4)

         3.1.1    Certificate of Amendment to the Certificate of Incorporation.
                  (15)

         3.2      Bylaws. (1)

         4.1 Excerpt from Restated Certificate of Incorporation of Patterson Energy, Inc. regarding authorized Common Stock and Preferred Stock. (5)

         4.2 Registration Rights Agreement, dated June 12, 1997, among Patterson Energy Inc. and Wes-Tex Drilling Company, Greathouse Foundation and Myrle Greathouse, Trustee under Agreement dated June 2, 1997. (6)

         4.3 Stock Purchase Warrant of Patterson Energy, Inc., dated June 12, 1997. (6)

         5.1 Opinion of Baker & Hostetler LLP regarding legality of shares to be offered. (2)

         10.1 Non-Competition Agreement, dated April 22, 1997, by and between Patterson Drilling Company and Ziadril, Inc..(2)

         10.1.1 Non-Competition Agreement, dated April 22, 1997, by and between Patterson Drilling Company and Joe Smith. (2)

         10.1.2 Non-Competition Agreement, dated April 22, 1997, by and between Patterson Drilling Company and Ken Bromley. (2)

         10.1.3 Non-Competition Agreement, dated April 22, 1997, by and between Patterson Drilling Company and Billy Jensen. (2)

         10.1.4 Non-Competition Agreement, dated April 22, 1997, by and between Patterson Drilling Company and Lee Roberson. (2)

         10.2 Credit Agreement dated June 3, 1997 by and between Patterson Energy, Inc., Patterson Drilling Company, Patterson Drilling Programs, Inc., Patterson Petroleum, Inc., Patterson Trading Company, Inc. and Norwest Bank Texas, N.A. (3)

         10.2.1 Promissory Note dated June 3, 1997 among Patterson Energy, Inc. and Norwest Bank Texas, National Association. (3)

         10.2.2 Corporate Guarantees of Patterson Drilling Company, Patterson Petroleum, Inc., Patterson Drilling Programs, Inc. and Patterson Trading Company, Inc. (3)

         10.3 Non-Competition Agreement, dated April 22, 1997, by and between Patterson Energy, Inc., Patterson Drilling Company and Wes-Tex Drilling Company. (6)

         10.3.1 Non-Competition Agreement, dated April 22, 1997, by and between Patterson Energy, Inc., Patterson Drilling Company and Myrle Greathouse. (6)

         10.3.2 Non-Competition Agreement, dated April 22, 1997, by and between Patterson Energy, Inc., Patterson Drilling Company and Charles Ezzell. (6)

         10.3.3 Non-Competition Agreement, dated April 22, 1997, by and between Patterson Energy, Inc., Patterson Drilling Company and Danny Mullen. (6)

         10.4     Aircraft Lease, dated January 15, 1997, (effective January 1,
                  1997) between Talbott Aviation, Inc. and Patterson Energy, Inc. (7)

         10.5 Asset Purchase Agreement, dated May 23, 1995, between Perry E. Esping and Patterson Energy, Inc., together with related Stock Purchase Warrant and Registration Rights Agreement. (8)

         10.6 Participation Agreement, dated October 19, 1994, between Patterson Petroleum Trading Company, Inc. and BHT Marketing, Inc. (8)

         10.6.1 Participation Agreement dated October 24, 1995, between Patterson Petroleum Trading Company, Inc. and BHT Marketing, Inc. (9)

         10.7 Crude Oil Purchase Contract, dated October 19, 1994, between Patterson Petroleum, Inc. and BHT Marketing, Inc. (10)

         10.7.1 Crude Oil Purchase Contract, dated October 24, 1995, between Patterson Petroleum, Inc. and BHT Marketing, Inc. (9)

         10.8     Patterson Energy, Inc. 1993 Stock Incentive Plan. (10)

         10.8.1   Patterson Energy, Inc. 1993 Stock Incentive Plan, as amended.
                  (14)

         10.9 Patterson Energy, Inc. Non-Employee Director's Stock Option Plan. (10)

         10.10 Consulting and Stock Option Agreement, dated as of November 15, 1994, between Patterson Energy, Inc. and E. Peter Hoffman, Jr. (9)

         10.11 Consulting and Stock Option Agreement, dated as of February 15, 1995, between Patterson Energy, Inc. and E. Peter Hoffman, Jr. (9)

         10.12 Consulting and Stock Option Agreement, dated as of August 2, 1995, between Patterson Energy, Inc. and E. Peter Hoffman, Jr.
                  (9)

         10.13.1 Non-Competition Agreement, dated October 23, 1996, by and between Patterson Drilling Company and Michael G. Sledge. (12)

         10.13.2 Non-Competition Agreement, dated October 23, 1996, by and between Patterson Drilling Company and H. Gene Sledge. (12)

         10.1     Model Form Operating Agreement. (13)

         10.2     Form of Drilling Bid Proposal and Footage Drilling Contract.
                  (13)

         10.3     Form of Turnkey Drilling Agreement. (13)

         10.15 Non-Competition Agreement, dated October 23, 1996, by and between Patterson Drilling Company and David W. Sledge. (12)

         11.1     Statement re Computation of Per Share Earnings.

         15.1 Awareness Letter of Independent Accountants, Coopers & Lybrand L.L.P.

         23.1     Consent of Independent Accountants, Coopers & Lybrand L.L.P.

         27.1 Financial Data Schedule as of September 30, 1997 and for the three and nine months ended September 30, 1997 and 1996.

------------------------------------------

(1) Incorporated herein by reference to Item 27, "Exhibits" to Amendment No. 2 to Registration Statement on Form SB-2 (File No. 33-68058-FW); filed October 28, 1993.

(2) Incorporated herein by reference to Item 16, "Exhibits" to Amendment No. 1 to Registration Statement on Form S-3 (File No. 333-29035); filed August 5, 1997.

(3) Incorporated herein by reference to Item 7, "Financial Statements and Exhibits", to Form 8-K dated September 3, 1997; filed September 11, 1997.

(4) Incorporated herein by reference to Item 6, "Exhibits and Reports on Form 8-K" to Form 10-Q for the quarterly period ended September 30, 1996; filed August 12, 1996.

(5) Incorporated by reference to Item 16, "Exhibits" to Registration Statement on Form S-3 filed with the Securities Exchange Commission on December 18, 1996.

(6) Incorporated herein by reference to Item 7, "Financial Statements and Exhibits", to Form 8-K dated September 12, 1997; filed September 19, 1997.

(7) Incorporated herein by reference to Item 14, "Exhibits, Financial Statement Schedules and Reports on Form 8-K" of the Company's 1996 Annual Report on Form 10-K.

(8) Incorporated by reference to Item 27, "Exhibits" to Post Effective Amendment No. 1 to Registration Statement on Form SB-2 (File No. 33-68058-FW).

(9) Incorporated by reference to Item 7, "Financial Statements and Exhibits" to Form 10-KSB for the year ended December 31, 1995.

(10) Incorporated by reference to Item 5, "Other Items" to Form 8-K dated December 1, 1995 and filed on January 16, 1996.

(11) Incorporated by reference to Item 7, "Financial Statements and Exhibits" to Form 8-K dated April 22, 1996 and filed on April 30, 1996.

(12) Incorporated by reference to Item 7, "Financial Statements and Exhibits" to Form 8-K dated May 16, 1996 and filed on May 22, 1996.

(13) Incorporated by reference to Item 27, "Exhibits" to Registration Statement filed with the Securities and Exchange Commission on August 30, 1993.

(14) Incorporated herein by reference to Item 8, "Exhibits" to Amendment No. 1 to Registration Statement on Form S-8 (File No. 33-97972); filed July 17, 1997.

(15) Incorporated herein by reference to Item 6. "Exhibits and Reports on Form 8-K" to Form 10-Q for the quarterly period ended June 30, 1997; filed August 14, 1997.

         (b)      REPORTS ON FORM 8-K.

         The following reports on Form 8-K were filed with the Securities and Exchange Commission during the fiscal quarter ended September 30, 1997 related to:

               (1)Report dated June 12, 1997 providing audited financial
                  statements of Wes-Tex Drilling Company and the unaudited pro forma financial information reflecting the acquisition of the drilling operations of Wes-Tex Drilling Company and Patterson; filed August 12, 1997.

               (2)Report dated July 1, 1997 announcing the approval by
                  Patterson's Board of Directors of a two-for-one stock split; filed July 15, 1997.

               (3)Report dated July 24, 1997 announcing the results of
                  operations for the three and six months ended June 30, 1997; filed August 26, 1997

               (4)Report dated August 5, 1997 announcing the acquisition of the contract drilling operations of McGee Drilling Corporation, Inc.; filed August 20, 1997.

                                    SIGNATURE


         In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       PATTERSON ENERGY, INC.



                                       By: /s/  Cloyce A. Talbott
                                           ------------------------------
                                           Cloyce A. Talbott
                                           Chairman of the Board and
                                           Chief Executive Officer


                                       By: /s/  James C. Brown
                                           ------------------------------
                                           James C. Brown
                                           Vice President-Finance

DATED:   November 13, 1997

  EXHIBIT NO.                                     DESCRIPTION                                      PAGE NO.
  -----------                                     -----------                                     ----------
       11.1          Statement Re: Computation of Per Share Earnings............................

       15.1          Awareness Letter of Independent Accountants, Coopers & Lybrand
                     L.L.P......................................................................

       23.1          Consent of Independent Accountants, Coopers & Lybrand L.L.P. .............

       27.1          Financial Data Schedule as of September 30, 1997 and for the three and nine months ended September 30, 1997 and 1996..........................