Form 10-K405
period 1997-12-31
PATTERSON ENERGY INC
filed 1998-03-31
CIK 889900

================================================================================
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
         ACT OF 1934 FOR THE TRANSITION PERIOD FROM             TO

                            COMMISSION FILE NUMBER 0-22664

                                PATTERSON ENERGY, INC.
                (Exact name of registrant as specified in its charter)

                   DELAWARE                                      75-2504748
       (State or other jurisdiction of              (I.R.S. Employer Identification No.)
        incorporation or organization)

            P.O. BOX 1416, 4510 LAMESA HIGHWAY, SNYDER, TEXAS 79550
            (Address of principal executive offices)     (Zip Code)

       Registrant's telephone number, including area code: (915) 573-1104

      Securities registered under Section 12(b) of the Exchange Act: NONE

         Securities registered under Section 12(g) of the Exchange Act:
                          COMMON STOCK, $.01 PAR VALUE
                                (Title of class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of the Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes [X] No [ ]

     The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 23, 1998 was $368,804,331, based upon the average bid and asked prices on the Nasdaq National Market.

     As of March 23, 1998, the registrant had outstanding 31,538,412 shares of common stock, $.01 Par Value, its only class of voting stock.

                       DOCUMENT INCORPORATED BY REFERENCE

     Parts of the following document are incorporated by reference into Part III of this Annual Report on Form 10-K: Definitive Proxy Statement for the registrant's 1998 Annual Meeting of Stockholders.
================================================================================

                                     PART I

     The "Company" or "Patterson" is used in this Report to refer to Patterson Energy, Inc. and its consolidated subsidiaries. The Company may from time to time make written or oral forward-looking statements, including statements contained in the Company's filings with the Securities and Exchange Commission and its reports to stockholders. Items 1 and 2 contain forward-looking statements and are made pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. These statements include, without limitation, statements relating to the drilling and completion of wells, well operations, utilization rates of drilling rigs, reserve estimates (including estimates for future net revenues associated with such reserves and the present value of such future net reserves), business strategies and other plans and objectives of the Company's management for future operations and activities and other such matters. The words "believes," "budgeted," "plans," "intends," "strategy," or "anticipates" and similar expressions identify forward-looking statements. The Company does not undertake to update, revise or correct any of the forward-looking information. Readers are cautioned that such forward-looking statements should be read in conjunction with the Company's disclosures under the heading: "Cautionary Statement for Purposes of the 'Safe Harbor' Provisions of the Private Securities Litigation Reform Act of 1995" beginning on page 10.
                             ---------------------

     ALL NUMERICAL INFORMATION CONTAINED IN THIS REPORT RELATING TO THE COMPANY'S COMMON STOCK REFLECTS THE TWO-FOR-ONE SPLITS OF THE COMPANY'S COMMON STOCK EFFECTED IN JULY 1997 AND IN JANUARY 1998, RESPECTIVELY.
                             ---------------------

ITEMS 1 AND 2. BUSINESS AND PROPERTIES.

OVERVIEW

     Patterson is one of the leading providers of domestic land drilling services to major and independent oil and natural gas companies. Formed in 1978 and reincorporated in 1993 as a Delaware corporation, the Company focuses its operations primarily in Texas and southeast New Mexico. The Company currently has a drilling fleet of 114 drilling rigs, 108 of which are currently operable. The Company is also engaged in the development, exploration, acquisition and production of oil and natural gas; however, due to the substantial growth in the Company's drilling contract operations during fiscal years 1996 and 1997, the oil and natural gas operations are no longer material to the Company's overall operations.

     The Company has established a reputation for reliability, high quality drilling equipment and well-trained crews. The Company continually seeks to modify and upgrade its equipment to maximize the performance and capabilities of its drilling rig fleet, which the Company believes provides it with a competitive advantage. Additionally, the Company has the in-house capability to design, manufacture, repair and modify its drilling rigs. Of the Company's drilling rigs, 82 are capable of drilling to depths greater than 10,000 feet, including 11 that are capable of drilling to depths greater than 15,000 feet. During the fiscal year ended December 31, 1997, the Company drilled 1,115 wells for 193 non-affiliated different customers maintaining an average utilization rate of 89%.

     Over the past four years, the Company's operations have expanded significantly through a series of acquisitions. Since 1993, the Company has increased its contract drilling fleet by 101 drilling rigs. From 1993 (prior to giving effect to the 1996 merger with Tucker Drilling Company, Inc. which was treated as a pooling of interests for financial accounting purposes) to 1997, the Company's consolidated operating revenues increased from $25 million to $191 million, and earnings before interest expense, income taxes, depreciation, depletion and amortization (EBITDA) increased from $4.3 million to $54 million.

     The Company's headquarters are located at 4510 Lamesa Highway, Snyder, Texas, and its telephone number at that address is (915) 573-1104. The Company also has small offices in Austin, Houston, Dallas, Midland, San Angelo, and Wichita Falls, Texas, and eleven yard facilities variously located in its areas of operations.

BUSINESS STRATEGY

     The Company's strategy is to increase cash flow and earnings per share by enhancing its position as a leading domestic land drilling contractor. The principal components of this strategy are as follows:

          Strong Industry Reputation. The Company believes that it has a strong reputation within its existing markets for providing well maintained equipment, high quality service and experienced personnel. The Company intends to build on existing customer relationships in each of its areas of operation by offering technically sophisticated drilling equipment and providing quality service to its customers with an emphasis on efficiency, dependability and safety.

          High Quality Asset Base. The Company's drilling rigs are maintained in good operating condition through an established program of modifications and upgrades. The Company believes that the quality and operating condition of its drilling equipment allow it to maximize utilization rates and pricing.

          Continued Growth Through Acquisition. The Company believes that attractive acquisition opportunities continue to exist to further expand its drilling rig fleet in its core geographic operating areas as well as into other areas. Following an acquisition, the Company refurbishes the drilling rigs to the Company's standards of quality and dependability.

          Efficient Operations. Based on publicly available information, the Company believes that it was one of the lowest cost operators in the U.S. land drilling industry during 1997. The Company has produced these results from the combination of providing premium contract drilling services and operating under an efficient cost structure. In addition, the Company has achieved cost reductions and efficiencies through acquisition related synergies. The Company uses its fleet of trucks and trailers to rig down, transport and rig up its drilling rigs, which further increases efficiency by reducing the time and costs associated with these ancillary operations.

RECENT ACQUISITIONS

     During June 1997, the Company acquired 21 operable contract drilling rigs, related rolling stock, a shop and a yard from Wes-Tex Drilling Company ("Wes-Tex"), a privately-owned, non-affiliated contract drilling company based in Abilene, Texas, and two entities affiliated with Wes-Tex. The purchase price of approximately $35.4 million; consisted of $25 million in cash, 1.132 million shares of the Company's Common Stock valued at $7.875 per share, a three-year stock purchase warrant (valued at $1.56 per share) to purchase 800,000 additional shares of Common Stock of the Company at an exercise price of $8.00 per share and approximately $190,000 of other direct costs incurred relative to the transaction. The acquisition was funded using $19 million of cash on hand and $6 million provided by the Company's credit facility maintained with Norwest Bank Texas, N.A. (the "Norwest Line").

     During April, August, November and December 1997, in four separate transactions with non-affiliated entities, the Company acquired 17 contract drilling rigs, 14 of which were operable, other related drilling equipment and rolling stock, five yards, two shops and an office. Total consideration paid for these assets was $24.2 million, of which $6.96 million was funded using cash on hand and $17.25 million was provided by the Norwest Line.

     During February 1998, the Company acquired 15 operable drilling rigs and related assets from Robertson Onshore Drilling Company ("Robertson Onshore") pursuant to a merger of Robertson Onshore into a subsidiary of the Company in consideration for approximately $40 million in cash. The purchase price was funded using cash on hand of $3.25 million and proceeds of $36.75 million provided by the Norwest Line. Robertson Onshore was a privately-held, non-affiliated company based in Dallas, Texas.

     During January 1998, the Company acquired Lone Star Mud, Inc., a privately-held, non-affiliated company based in Midland, Texas, engaged in the sale of drilling fluids to the oil and natural gas industry. The purchase price consisted of $1.43 million cash and 571,328 shares of the Company's Common Stock valued at $17.41 per share.

CONTRACT DRILLING OPERATIONS

     General. The Company markets its contract drilling services to major oil companies and independent oil and natural gas producers. The Company owns 114 drilling rigs, 108 of which are currently operable. Currently, 91 of the operable drilling rigs are based in Texas (58 in west Texas, 17 in south Texas, 11 in east Texas and five in north Texas), 12 are based in southeast New Mexico and five are based in Mississippi. The drilling rigs have rated maximum depth capabilities ranging from 7,000 feet to 25,000 feet.

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

     Under daywork contracts, the Company provides the drilling rig, including the required personnel, to the operator who supervises the drilling of the contracted well. Compensation to the Company is based on a negotiated rate per day that the drilling rig is utilized. Daywork contracts generally specify the type of equipment to be used, the size of the hole and the depth of the proposed well. Under a daywork contract, the

Company generally does not incur any costs due to "in hole" losses (such as time delays for various reasons, including stuck drill strings and blow-outs).

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

     The following table sets forth for each of the periods indicated the approximate percentage of the Company's drilling revenues attributable to daywork, footage and turnkey contracts:

                                                            YEAR ENDED DECEMBER 31,
                                                          ----------------------------
                    TYPE OF REVENUES                      1995        1996        1997
                    ----------------                      ----        ----        ----
Daywork.................................................   51%        52%         62%
Footage.................................................   45          40          35
Turnkey.................................................    4           8           3

     Contract drilling operations depend on the availability of drill pipe and bits, fuel and qualified personnel, some of which have been in short supply from time to time. As favorable buying opportunities arise, the Company stockpiles bits and other drilling rig parts. There has been a substantial shortage of drill pipe in the contract drilling industry in the United States over the past four years which has caused the price of drill pipe to increase significantly. This shortage fluctuates with the demand for contract drilling services.

     The Company's ability to drill wells for which it has contracts may be delayed by inclement weather. Sustained periods of inclement weather may have a material adverse effect on the Company's revenues and cash flows.

     Contract Drilling Activity. The following table sets forth certain information regarding the Company's contract drilling activity for each of the three years ended December 31, 1997.

                                                             YEAR ENDED DECEMBER 31,
                                                           ---------------------------
                                                           1995       1996       1997
                                                           ----       ----       -----
Number of wells drilled..................................  395        464        1,115
Average rigs available for service.......................   36         42           73
Average rig utilization rate(1)..........................   69%        76%          89%

---------------

(1) Rig utilization is based on a 365-day year for rigs available for service during the periods indicated. A rig is utilized when it is operating or being moved, assembled or dismantled under contract.

     Customers. For the year ended December 31, 1997, the Company drilled wells for 193 nonaffiliated customers. This compares with 95 nonaffiliated customers for the year ended December 31, 1996. No single customer accounted for 10% or more of the Company's consolidated operating revenues for the fiscal year ended December 31, 1997. The Company does not believe that the loss of any one customer would have a material adverse effect on the Company's operations.

     The Company's customers in the past 12 months have included, among others, Abraxas Petroleum Corporation, Apache Corporation, ARCO Permian, Burlington Resources Oil & Gas Company, Chevron U.S.A., Cobra Oil & Gas Corporation, Costilla Petroleum, Louis Dreyfus Natural Gas Company, Enron Oil & Gas Company, Mitchell Energy Corporation, ORYX Energy Company, Santa Fe Resources and Union Pacific Resources Company.

     As of December 31, 1997 the Company was drilling a total of 60 wells, two of which were being drilled for affiliated parties.

     Drilling Rigs and Related Equipment. The following table provides certain information concerning the drilling rigs owned by the Company to date:

                     DEPTH RATING (FT.)                       MECHANICAL    DIESEL ELECTRIC
                     ------------------                       ----------    ---------------
 7,000 to 10,000............................................      32(1)           --
10,001 to 15,000............................................      64(2)            7
15,001 to 25,000............................................       7(3)            4
                                                                 ---              --
          Totals............................................     103              11
                                                                 ===              ==

---------------

(1) Includes 4 inoperable rigs.

(2) Includes 1 inoperable rigs.

(3) Includes 1 inoperable rigs.

     The Company owns 84 trucks and 115 trailers. This equipment is used to rig down, transport and rig up the Company's drilling rigs which minimizes the Company's dependency upon third parties for these ancillary services and further enhances the efficiency of the Company's contract drilling operations.

     Most repair work and overhaul of the Company's drilling rig equipment is performed at the Company's yard facilities variously located in Texas and New Mexico. The Company believes that its operable drilling rigs and related equipment are in good operating condition. In addition to normal repair and maintenance expenses, the Company historically has spent significant funds for its ongoing program of modifying and upgrading its equipment.

OIL AND NATURAL GAS OPERATIONS

     The Company has been engaged in the development, exploration, acquisition and production of oil and natural gas since 1982. The Company's oil and natural gas activities have been designed to complement its land drilling operations and are primarily concentrated in three operating areas of Texas: (i) the Austin Chalk Trend, (ii) the Permian Basin and (iii) South Texas. With the substantial growth in the Company's contract drilling operations during fiscal years 1996 and 1997, the oil and natural gas operations of the Company are no longer material to the Company's overall operations.

COMPETITION

     The contract drilling industry is highly competitive. Price is generally the most important competitive factor in the drilling industry. Other competitive factors include the availability of drilling equipment and experienced personnel at or near the time and place required by customers, the reputation of the drilling contractor in the drilling industry and its relationship with existing customers. The Company believes that it competes favorably with respect to all of these factors. Competition is usually on a regional basis, although drilling rigs are mobile and can be moved from one region to another in response to increased demand. An oversupply of drilling rigs in any region may result. Demand for land drilling equipment is also dependent on the exploration and development programs of oil and natural gas companies, which are in turn influenced primarily by the financial condition of such companies, by general economic conditions, by prices of oil and natural gas and, from time to time, by political considerations and policies.

     It is impracticable to estimate the number of contract drilling competitors of the Company, some of which have substantially greater resources and longer operating histories than the Company. Also, in recent years, many drilling companies have consolidated or merged with other companies. Although this consolidation has decreased the total number of competitors, management of the Company believes that competition for drilling contracts will continue to be intense for the foreseeable future.

GOVERNMENT REGULATION AND ENVIRONMENTAL

     The domestic drilling of oil and natural gas wells is subject to numerous state and federal laws, rules and regulations. State statutory provisions relating to oil and natural gas generally include requirements as to well spacing, waste prevention, production limitations, disposal of produced waters, pollution prevention and clean-up, obtaining drilling permits and similar matters. Within the state of Texas, where substantially all of the Company's operations are currently conducted, these regulations are principally enforced by the Texas Railroad Commission. To date, the Company has not been required to expend significant resources in order to satisfy applicable environmental laws and regulations. The Company does not anticipate any material capital expenditures for environmental control facilities or extraordinary expenditures associated with compliance with environmental rules and regulations in the foreseeable future. However, compliance costs under existing laws or under any new requirements could become material and the Company could incur liability for noncompliance. The Company has not been fined or incurred liability for noncompliance, pollution or other environmental damage in connection with its operations and is not currently aware of any environmental hazards which would materially affect its operations.

     The contract drilling industry is dependent on demand for services from the oil and natural gas exploration industry and, accordingly, is affected by changing tax laws, price controls and other laws relating to the energy business generally. The Company's business is affected generally by political developments and by federal, state, foreign and local laws and regulations, which relate to the oil and natural gas industry. The adoption of laws and regulations affecting the oil and natural gas industry for economic, environmental and other policy reasons could increase costs relating to drilling and production, which could have an adverse effect on the Company's operations. Several state and federal environmental laws and regulations currently apply to the Company's operations and may become more stringent in the future. Although the Company has utilized operating and disposal practices that were or are currently standard in the industry, hydrocarbons and other materials may have been disposed of or released in or under properties currently or formerly owned or operated by the Company or its predecessors in interest. In addition, some of these properties have been operated by third parties over whom the Company has no control as to such entities' treatment of hydrocarbon and other materials an the manner in which such materials may have been disposed of or released. The federal Comprehensive Environmental Response Compensation and Liability Act of 1980, as amended by the Superfund Amendments and Reauthorization Act of 1986 (collectively, "CERCLA"), and comparable state statutes impose strict liability on owners and operators of sites and on persons who disposed of or arranged for the disposal of "hazardous substances" found at sites. The federal Resource Conservation and Recover Act ("RCRA") and comparable state statutes govern the disposal of "hazardous wastes." Although CERCLA currently excludes petroleum from the definition of "hazardous substances," and RCRA also excludes certain classes of exploration and production wastes from regulation, such exemptions by Congress under both CERCLA and RCRA may be deleted, limited or modified in the future. If such changes are made to CERCLA and/or RCRA, the Company could be required to remove and remediate previously disposed of materials (including materials disposed of or released by prior owners or operators) from properties (including ground water contaminated with hydrocarbons) and to perform removal or remedial actions to prevent future contamination.

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

RISKS AND INSURANCE

     The Company's operations are subject to the many hazards inherent in the drilling business, including blow-outs, cratering, fires and explosions. These hazards could cause personal injury or death, suspend drilling operations or seriously damage or destroy the equipment involved and, in addition to environmental damage, could cause substantial damage to producing formations and surrounding areas. Damage to the environment, including property contamination in the form of either soil or ground water contamination, could also result from the Company's operations, particularly through oil or produced water spillage, natural gas leaks and extensive, uncontrolled fires. In addition, the Company could become subject to liability for reservoir damages. The occurrence of a significant event, including pollution or environmental damages, could materially affect the Company's operations and financial condition. As a protection against operating hazards, the Company maintains insurance coverage considered by the Company to be adequate, including all-risk physical damages, employer's liability, commercial general liability and workers compensation insurance. The Company currently has general liability insurance of $1.0 million per occurrence with an aggregate of $3.0 million and excess liability and umbrella coverage's of up to $40.0 million per occurrence with a $40.0 million aggregate. The Company's customers generally require the Company to have at least $1.0 million of third party liability coverage. Since April 1, 1992, the Company has carried workers' compensation insurance, with a deductible of $100,000 per occurrence. If multiple workers' compensation claims are filed, the Company could incur significant expenses, which in turn could have a material adverse impact on its financial condition and operations.

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

EMPLOYEES

     The Company employed approximately 1,725 full-time persons (64 office personnel and 1,661 field personnel) at December 31, 1997. The number of drilling rig employees will fluctuate depending upon the number of operable drilling rigs and the demand for contract drilling services. The Company considers its employee relations to be satisfactory. None of the Company's employees is represented by a union.

ITEM 3. LEGAL PROCEEDINGS.

     The Company is party to various legal proceedings arising in the normal course of its business. Management of the Company does not believe that the outcome of these proceedings will have a material adverse effect on the financial condition of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     The Company held a special meeting of stockholders on December 30, 1997. The following table sets forth-certain information relating to each of the matters voted upon at the meeting.

                                                                           VOTES
                                                             ----------------------------------
                                                                                      WITHHELD/
                    MATTERS VOTED UPON                          FOR        AGAINST     ABSTAIN
                    ------------------                       ----------    -------    ---------
1.  Amend the Certificate of Incorporation of the Company
    to increase the authorized common stock from 18,000,000
    to 50,000,000 shares...................................  13,412,788    289,487     20,949
2.  Amend the Patterson Energy, Inc. 1993 Stock Incentive
    Plan increasing the number of shares of the Company's
    common stock reserved for issuance under the plan from
    1,400,000
    shares to 2,800,000 shares.............................  13,127,009    557,282      1,646

                             -------------------------

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

          Volatility of Oil and Natural Gas Prices. The Company's revenue, profitability and future rate of growth are substantially dependent upon prevailing prices for oil and natural gas. In recent years, oil and natural gas prices and, therefore, the level of drilling, exploration, development and production, have been extremely volatile. Prices are affected by market supply and demand factors as well as actions of state and local agencies, the U.S. and foreign governments and international cartels. All of these factors are beyond the control of the Company. Any significant or extended decline in oil and/or natural gas prices will have a material adverse effect on the Company's financial condition and operations and could impair access to sources of capital. The price of oil rose to a six-year high of $25.75 per barrel in January 1997, and fell to a ten-year low of $11.00 per barrel in March 1998. These low level oil prices have adversely impacted the Company's operations. See "Market Conditions for Contract Drilling Services," below. Should oil prices remain at these levels or continue to decline or natural gas prices decline, the Company's operations could be further adversely affected.

          Market Conditions for Contract Drilling Services The contract drilling business experienced increased demand for drilling services from 1995 through the third quarter of 1997 due to stronger oil and natural gas prices. However, except for that period and other occasional upturns, the market for onshore contract drilling services has generally been depressed since mid-1982, when crude oil and natural gas prices began to weaken. A particularly sharp decline in demand for contract drilling services occurred in 1986 because of the worldwide collapse in oil prices (to approximately $10.00 per Bbl in April 1986 in the U.S.). Since this time and except during the occasional upturns, there have been substantially more drilling rigs available than necessary to meet demand in most operating and geographic segments of the domestic drilling industry. As a result, drilling contractors have had difficulty sustaining profit margins. In addition to adverse effects that future declines in demand could have on the Company, ongoing movement or reactivation of onshore drilling rigs or new construction of drilling rigs could adversely affect rig utilization rates and pricing, even in an environment of stronger oil and natural gas prices and increased drilling activity. The Company cannot predict either the future level of demand for its contract drilling services or future conditions in the contract drilling industry. The Company's rig utilization rate reached an all time high of approximately 91.5% in the third quarter of 1997, but has weakened since then due to a decrease in the demand for drilling rigs caused by the reduction in the price of oil. This decrease in demand has put downward pressure on the Company's contract drilling rates in certain of its areas of operations.

          Fluctuations in the Supply of Drill Pipe in the Contract Drilling Industry. The increase in domestic drilling demand from mid-1995 through the third quarter of 1997 and related increase in contract drilling activity resulted in a shortage of drill pipe in the industry. This shortage caused the price of drill pipe to increase significantly and required that orders for new drill pipe be placed one year in advance. A return to higher demand levels for contract drilling services could reinstate the problems associated with drill pipe shortages.

          Recent Rapid Growth; Associated Risks. The Company has experienced rapid and substantial growth over the past four years in its contract drilling operations and, if favorable opportunities arise in the future, intends to further expand its drilling fleet through selected acquisitions. Continued growth could strain the Company's management, operations, employees and resources. There can be no assurance that the Company will be able to continue to manage growth effectively or that it will be successful in maintaining the market share attributable to operable drilling rigs acquired by the Company. If the Company is unable to manage its growth, its business, results of operations or financial condition could be materially adversely affected.

          No Assurance of Additional Growth through Acquisitions. The Company's growth has been enhanced materially by strategic acquisitions that have substantially increased the Company's drilling rig fleet. Although the land drilling industry has experienced significant consolidation over the past couple of years, the Company believes that significant acquisition opportunities are still available. However, there can be no assurance that suitable acquisition candidates can be found, and the Company is likely to continue to face competition from other companies for available acquisition opportunities. In addition, if the prices paid by buyers of drilling rigs remain at current levels or continue to rise, the Company may find fewer acceptable acquisition opportunities. There can be no assurance that the Company will have sufficient capital resources to complete acquisitions, that acquisitions can be completed on terms acceptable to the Company or that any completed acquisition would improve the Company's financial condition, results of operations, business or prospects in any material manner.

          Fluctuations in Availability of Qualified Drilling Rig
     Personnel. The increase in domestic drilling demand from mid-1995 through the third quarter of 1997 and related increase in contract drilling activity resulted in a shortage of qualified drilling rig personnel in the industry. This increase adversely impaired the Company's ability to attract and retain sufficient qualified personnel and to market and operate its drilling rigs. Further, the labor shortages resulted in wage increases, which impacted the Company's operating margins. A return to higher demand levels for contract drilling services could reinstate the problems associated with labor shortages.

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

          Operating Hazards and Uninsured Risks. Contract drilling and oil and natural gas activities are subject to a number of risks and hazards which could cause serious injury or death to persons, suspension of drilling operations and serious damage to equipment or property of others and, in addition to environmental damage, could cause substantial damage to producing formations and surrounding areas. Damages to the environment could result from the Company's operations, particularly through oil spills, gas leaks, discharges of toxic gases or extensive uncontrolled fires. In addition, the Company could become subject to liability for reservoir damages. The occurrence of a significant event, including pollution or environmental damage, could materially affect the Company's operations and financial condition. Although the Company believes that it is adequately insured against normal and foreseeable risks in its operations in accordance with industry standards, such insurance may not be adequate to protect the Company against liability from all consequences of well disasters, extensive fire damage or damage to the environment. No assurance can be given that the Company will be able to maintain adequate insurance in the future at rates it considers reasonable or that any particular types of coverage will be available. Furthermore, a portion of the Company's contract drilling is done on a turnkey basis, which involves substantial economic risks. Under turnkey drilling contracts, the Company contracts to drill a well to a contract depth under specified conditions for a fixed price. The risks to the Company under this type of drilling contract are substantially greater than on a well drilled on a daywork or footage basis since the Company assumes most of the risks associated with the drilling operations generally assumed by the operator of the well in a daywork or footage contract, including risk of blowout, machinery breakdowns and abnormal drilling conditions. Accordingly, if severe drilling problems are encountered in drilling wells under a turnkey contract, the Company could suffer substantial losses associated with that contract. For the years ended December 31, 1996 and 1997, the percentage of the Company's contract drilling revenues attributable to turnkey contracts was 8.0% and 3.0%, respectively.

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

                        --------------------------

                                  PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS.

     The Company's Common Stock, par value $0.01 per share is publicly traded on the Nasdaq National Market and is quoted under the symbol "PTEN."

     The following table sets forth the high and low sales prices of the Company's Common Stock for the periods indicated:

                                                               HIGH      LOW
                                                              ------    ------
1996:
First quarter...............................................  $ 3.91    $ 2.81
Second quarter..............................................    4.53      3.31
Third quarter...............................................    5.06      3.75
Fourth quarter..............................................    7.56      4.38
1997:
First quarter...............................................  $ 8.75    $ 5.50
Second quarter..............................................   11.69      6.63
Third quarter...............................................   26.56     11.13
Fourth quarter..............................................   32.63     14.38

     As of March 19, 1998, there were approximately 396 holders of record of the Company's Common Stock.

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

     The following subparagraphs set forth information concerning equity securities sold by the Company during 1997 but not registered under the Securities Act of 1993, as amended (the "Act"):

          (a) During October 1997, the Company issued a total of 24,000 shares of its Common Stock to a member of the Company's Board of Directors pursuant to the exercise by the Board member of stock options previously granted under the Company's Non-Employee Directors' Stock Option Plan. The total exercise price for the shares was $62,250. No underwriter was involved in the transaction, and no sales commissions, fees or similar compensation were paid to any person in connection with the issuance of the shares. The Company believes that the issuance of the shares was exempt from the registration requirements of Section 5 of the Act by virtue of
     Section 4(2), as a transaction not involving a public offering. More specifically, the Company believes that the Board member was able to fend for himself with access to information upon which an investment decision could be made.

          (b) During June and July 1997, options to purchase a total of 12,000 shares were granted under the Company's Non-Employee Directors' Stock Option Plan to three of the Company's directors: Robert C. Gist -- options to purchase 4,000 shares; Kenneth E. Davis -- options to purchase 4,000 shares; and Vincent A. Rossi, Jr. -- options to purchase 4,000 shares. No sales commissions, fees or similar compensation were paid to any person in connection with the grant of those options. The exercise price was the fair market value of the Company's Common Stock on the respective grant dates. The grant of the options and the continuing offer of the shares underlying the options was exempt from the registration requirements of Section 5 of the Act by virtue of Section 4(2) thereof, as transactions not involving a public offering. More specifically, each of the optionees is a director of the Company and is able to fend for himself with access to information upon which an investment decision can be made.

          (c) At various times during 1997, the Company issued a total of 420,000 shares of its Common Stock to consultants of the Company pursuant to the exercise by the consultants of stock options previously granted to them as partial compensation for public relation services rendered to the Company. The total exercise price for the shares was $910,502. No underwriter was involved in the transactions, and no sales commissions, fees or similar compensation were paid to any person in connection with the issuance of the shares. The Company believes that each issuance of the shares was exempt from the registration requirements of
     Section 5 of the Act by virtue of Section 4(2), as a transaction not involving a public offering. More specifically, the Company believes that the consultants were able to fend for themselves with access to information upon which an investment decision could be made.

          (d) During June 1997, the Company issued a total of 1.132 million shares of its Common Stock valued at $7.875 per share and a three-year stock purchase warrant (valued at $1.56 per share) to purchase 800,000 additional shares of the Company's Common Stock at an exercise price of $8.00 per share to Wes-Tex and two entities affiliated with Wes-Tex as partial consideration for the acquisition of 21 drilling rigs and related assets. See Items 1 and 2, "Business and Properties -- Recent Acquisitions," for additional information. No underwriter was involved in the transaction and no sales commissions, fees or similar compensation were paid to any person in connection with the issuance of the shares and the stock purchase warrant. The Company believes that the issuance of the shares and the stock purchase warrant was exempt from the registration requirements of Section 5 of the Act by virtue of Rule 506 under Regulation D of the Act. A Form D relating to this transaction and the issuance of the shares and the stock purchase warrant was filed with the Securities and Exchange Commission on or about June 20, 1997. The Company believes that all conditions to reliance on Rule 506 were met.

          (e) During November 1997, the Company issued a total of 800,000 shares of its Common Stock pursuant to the exercise of the stock purchase warrant referenced in subparagraph (d) above. The total exercise price for the shares was $6.4 million. The Company believes that the issuance of the shares was exempt from the registration requirements of Section 5 of the Act by virtue of Section 4(2), as a transaction not involving a public offering. More specifically, the Company believes that the warrant holder was able to fend for himself with access to information upon which an investment decision could be made.

ITEM 6. SELECTED FINANCIAL DATA.

     The selected consolidated financial data of the Company as of December 31, 1993, 1994, 1995, 1996 and 1997 and for each of the five years then ended were derived from the consolidated financial statements of the Company which have been audited by Coopers & Lybrand L.L.P., independent accountants. This financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements" and related notes thereto, included as Items 7 and 8, respectively, of this Report.

                                                          YEAR ENDED DECEMBER 31,
                                              ------------------------------------------------
                                               1993      1994      1995      1996       1997
                                              -------   -------   -------   -------   --------
                                              (IN THOUSANDS, EXCEPT PER SHARE DATA)(UNAUDITED)
INCOME STATEMENT DATA:
Operating revenues:
  Drilling..................................  $37,746   $54,823   $57,599   $73,590   $178,332
  Other.....................................    5,147     4,707     6,845    10,118     12,445
                                              -------   -------   -------   -------   --------
          Total.............................   42,893    59,530    64,444    83,708    190,777
                                              -------   -------   -------   -------   --------
Operating costs and expenses:
  Drilling..................................   30,631    43,036    46,505    59,564    128,416
  Oil and natural gas.......................    1,920     2,654     2,828     4,014      4,757
  Depreciation, depletion and
     amortization...........................    4,655     4,912     7,523     9,960     17,497
  General and administrative................    4,014     4,793     5,063     5,416      6,786
                                              -------   -------   -------   -------   --------
          Total.............................   41,220    55,395    61,919    78,954    157,456
                                              -------   -------   -------   -------   --------
Operating income............................    1,673     4,135     2,525     4,754     33,321
                                              -------   -------   -------   -------   --------
Other income (expense)......................       66       679      (111)   (2,737)     1,787
                                              -------   -------   -------   -------   --------
Income before income taxes..................    1,739     4,814     2,414     2,017     35,108
Income tax expense (benefit)................      123      (193)     (787)   (2,254)    12,866
                                              -------   -------   -------   -------   --------
Net income..................................  $ 1,616   $ 5,007   $ 3,201   $ 4,271   $ 22,242
                                              =======   =======   =======   =======   ========
Net income per common share:
  Basic.....................................  $  0.13      0.31   $  0.18   $  0.22   $   0.78
                                              =======   =======   =======   =======   ========
  Diluted...................................  $  0.13      0.31   $  0.18   $  0.21   $   0.75
                                              =======   =======   =======   =======   ========
Weighted average number of common shares
  outstanding:
  Basic.....................................   12,704    16,120    17,517    19,167     28,492
                                              =======   =======   =======   =======   ========
  Diluted...................................   12,704    16,120    18,082    20,086     29,505
                                              =======   =======   =======   =======   ========
BALANCE SHEET DATA:
Total assets................................  $33,920   $49,509   $62,991   $87,913   $203,200
Notes payable...............................    2,459     6,886    13,816    25,849     23,250
Stockholders' equity                           23,385    30,310    37,656    43,482    146,932

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     This Item 7 contains forward-looking statements, which are made pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. These statements include, without limitation, statements relating to liquidity, financing of operations, continued volatility of oil and natural gas prices, estimates of, and budgets for, capital expenditures in the oil and natural gas segment and upgrades for certain of the drilling rigs acquired by the Company in 1997, source and sufficiency of funds required for capital needs and additional rig acquisitions (if further opportunities arise), future utilization of net operating loss carryforwards, impact of inflation on the Company's financial position and on the Company's earnings per share, and other such matters. The words "believes," "budgeted," "expects" or "estimates" and similar expressions identify forward-looking statements. The Company does not undertake to update, revise or correct any of the forward-looking information. Readers are cautioned that such forward-looking statements should be read in conjunction with the Company's disclosures under the heading: "Cautionary Statement for Purposes of the 'Safe Harbor' Provisions of the Private Securities Litigation Reform Act of 1995" beginning on page 10.

LIQUIDITY AND CAPITAL RESOURCES

     As of December 31, 1997, the Company had working capital of approximately $46.5 million and cash and cash equivalents of approximately $23.3 million as compared to working capital of approximately $17.6 million and cash and cash equivalents of $3.5 million at December 31, 1996. Included in the change in the Company's working capital from fiscal year 1996 to 1997 were a $21 million increase in accounts receivable-trade and an increase of $11.3 million in current liabilities (excluding current maturities of notes payable) which largely consisted of a $6.8 million increase in accrued state and federal income taxes. The increases experienced in accounts receivable-trade and current liabilities were attributable to the Company's significantly increased contract drilling operations (as further described below). For the year ended December 31, 1997, the Company generated net cash flow from operations of approximately $34.4 million, received proceeds of approximately $8.7 million from the exercise of certain stock options and warrants, sold property and equipment for proceeds of approximately $4.2 million, borrowed $23.25 million under an existing $60 million line of credit and raised through an equity offering an additional $59.4 million. These funds were used primarily to: acquire and refurbish drilling rigs, related equipment and associated intangible assets totaling approximately $74.5 million; fund leasehold acquisition, exploration and development totaling approximately $9.8 million; reduce certain notes payable by approximately $25.9 million; and increase cash and cash equivalents by approximately $19.8 million.

     During December 1997, the Company renegotiated its existing credit facility with Norwest Bank Texas, N.A. (Norwest) providing for an advancing, non-revolving line of credit of $60 million (the "Norwest Line"). The Norwest Line calls for interest only payments at the London Interbank Offered Rate (LIBOR) plus 2.375% through May 31, 1998, at which time the outstanding principal amount will convert to a term note with a maturity date of January 1, 2001, and a seven-year amortization. As of December 31, 1997, the Company had borrowed $23.25 million under the Norwest Line to partially fund its acquisitions of the contract drilling assets of Wes-Tex Drilling Company (June
1997), McGee Drilling Company (August 1997), and V&B Drilling, Inc. (November
1997). During February 1998, the Company borrowed the remaining available credit under the Norwest Line to supplement the funds required to purchase Robertson Onshore Drilling Company ("Robertson Onshore"). The Company is currently negotiating with Norwest to increase its credit facility to $70 million.

     As briefly discussed above, the Company expended significant financial resources during fiscal year 1997 and February 1998 expanding its contract drilling operations. Through a series of strategic acquisitions during those periods, the Company increased its operable drilling fleet by 50 drilling rigs. The Company also enhanced its ability to upgrade and maintain its drilling fleet using the additional parts and related equipment acquired in these transactions. The transactions contributing to the Company's increased drilling operations are described below. For further discussion see Items 1 and 2, "Business and Properties -- Recent Acquisitions" and Note 2 of Notes to the Consolidated Financial Statements included as a part of Item 8 of this report.

     Ziadril, Inc. -- During April 1997, using $5.5 million of the proceeds provided by its equity offering completed in January 1997, the Company acquired five operable contract drilling rigs and other related property and equipment from Ziadril, Inc., a privately owned, non-affiliated company based in Hobbs, New Mexico.

     Wes-Tex Drilling Company -- On June 12, 1997, the Company completed its acquisition of the contract drilling operations of Wes-Tex Drilling Company ("Wes-Tex"), a privately owned, non-affiliated company based in Abilene, Texas. Pursuant to the transaction, the Company acquired 21 operable drilling rigs, rig hauling trucks and trailers and a yard and shop located in Abilene. As consideration for the acquired assets, the Company paid $25 million cash ($19 million using proceeds provided by the Company's equity offering and $6 million provided by the Norwest Line), 1.132 million shares of the Company's Common Stock valued at $7.875 per share and a three-year stock purchase warrant valued at $1.248 million, exercisable at $8.00 per share, to purchase an additional 800,000 shares of the Company's Common Stock.

     McGee Drilling Company -- On August 1, 1997, the Company acquired three operable contract drilling rigs for $4.25 million from McGee Drilling Company, a privately owned, non-affiliated company based in Midland, Texas. The acquisition was funded using proceeds provided by the Norwest Line.

     V&B Drilling Inc. -- During November 1997, the Company acquired eight drilling rigs (five of which are operable), four yards and a shop located in Odessa, Texas and other related drilling equipment and rolling stock from V&B Drilling Inc., a privately owned, non-affiliated company based in Midland, Texas. The purchase price of $13 million was funded using proceeds provided by the Norwest Line.

     Circle R Drilling Ltd. 1981-A -- During November 1997, the Company acquired a single operable drilling rig for $1.46 million from Circle R Drilling Ltd. 1981-A, a non-affiliated, Louisiana limited partnership.

     Robertson Onshore Drilling Company -- On February 10, 1998, the Company completed its merger with Robertson Onshore Drilling Company, a privately owned, non-affiliated company based in Dallas, Texas. In consideration for $40 million ($36.75 million provided by the Norwest Line and $3.25 million using cash on hand), the Company acquired 15 operable contract drilling and a yard and shop located in Liberty City, Texas.

     During January 1998, the Company completed the acquisition of Lone Star Mud, Inc. ("Lone Star"), a privately-held, non-affiliated company based in Midland, Texas for a purchase price of $1.43 million in cash and 571,328 shares of the Company's Common Stock valued at $17.41 per share. Lone Star is a provider of drilling fluids to the oil and natural gas industry. Management of the Company viewed the acquisition as an opportunity to enter into a related segment of the oilfield service industry, which would integrate well with the Company's existing operations.

     Management believes that the current level of cash and short-term investments, together with cash generated from operations should be sufficient to meet the Company's immediate capital needs. From time to time, the Company reviews acquisition opportunities relating to its business. The timing, size or success of any acquisition and the associated capital commitments are unpredictable. Should further opportunities for growth requiring capital arise, the Company believes it would be able to satisfy these needs through a combination of working capital, cash from operations, and either debt or equity financing. However, there can be no assurance that such capital would be available.

RESULTS OF OPERATIONS

  Comparison of the years ended December 31, 1997 and 1996

     For the year ended December 31, 1997, contract drilling revenues were approximately $178.3 million as compared to $73.6 million for the same period in 1996; an increase of approximately 142%. Average rig utilization increased approximately 13% to 89% for the twelve months ended December 31, 1997. Direct drilling costs were $128.4 million or 72% of drilling revenues for the year ended December 31, 1997; while direct drilling costs were $59.6 million or 81% of related drilling revenues for 1996. The increase in contract drilling revenues and associated drilling costs was primarily attributable to the addition of 35 drilling rigs to the Company's operable drilling fleet during fiscal year 1997 and the addition of 13 operable drilling rigs during the fourth quarter of 1996. General and administrative expense for the contract drilling operations was approximately $5.4 million for the year ended December 31, 1997 as compared to approximately $4.0 million in 1996. As a result of the Company's recent capital acquisitions, depreciation expense increased from approximately $6.8 million in 1996 to approximately $12.5 million for the year ended December 31, 1997. These increased levels of depreciation expense are expected to continue for the foreseeable future. For the twelve months ended December 31, 1997, income from the Company's contract drilling operations was approximately $32.7 million as compared to approximately $3.9 million in 1996. This increased profitability was largely attributable to the increased rig utilization rate attained during 1997 and, to a lesser extent, moderate increases realized by the Company during 1997 in its daily drilling rates.

     The Company derives substantially all of its operating revenues and profit from its contract drilling operations; however, the Company realized revenues from its oil and natural gas operations of approximately $12.4 million during fiscal year 1997 as compared to approximately $8.3 million in 1996. For the year ended December 31, 1997, the Company incurred approximately $11.1 million in operating costs associated with its oil and natural gas activities, including approximately $4.9 million of depreciation and depletion and $1.4 million of general and administrative expense. This compares to approximately $8.5 million, including approximately $3.1 million of depreciation and depletion and approximately $1.4 million of general and administrative expense for the same period ended in 1996. Operating income from the oil and natural gas operations were approximately $2.4 million in 1997 as compared to $1.6 million in 1996.

     For the year ended December 31, 1997, the Company incurred interest expense of $1.045 million as compared to $1.6 million in 1996. The decrease in interest expense related to the Company's early retirement of its notes payable during the first quarter of 1997 using proceeds provided by its equity offering completed during that time. However, the Company has since increased its long-term debt obligations to $60 million requiring monthly interest payments at LIBOR plus 2.375%. In 1997, the Company recognized a net gain on the sale of property and equipment of $1.5 million as compared to approximately $546,000 in 1996. The increase in 1997 was largely attributable to the sale of the Company's interest in an oil and natural gas property of approximately $813,000.

     In 1997, as a result of the Company's increased profitability and reduced benefit of certain deferred tax assets, the Company incurred income tax expense of approximately $12.9 million as compared to a net income tax benefit of $2.3 million in 1996. As previously reported, the Company fully reduced its valuation allowance existing against its deferred tax assets in prior periods recognizing the related benefit. To the degree that the Company generates income in excess of its remaining deferred tax assets, it will incur income tax expense at its effective statutory rate.

  Comparison of the years ended December 31, 1996 and 1995

     THE FOLLOWING RESULTS OF OPERATIONS FOR FISCAL YEAR ENDED DECEMBER 31, 1995 ARE BASED SOLELY ON HISTORICAL FINANCIAL INFORMATION THAT HAS BEEN RESTATED TO REFLECT THE MERGER OF THE COMPANY AND TUCKER DRILLING COMPANY, INC. ON JULY 30, 1996 UNDER THE POOLING OF INTERESTS METHOD OF ACCOUNTING.

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

     Oil and natural gas revenues were approximately $8.3 million for the year ended December 31, 1996, as compared to approximately $5.4 million in 1995. The volume of crude oil and natural gas sold increased by 17% in 1996, as compared to 1995. The average price per Bbl was $20.99 in 1996, as compared to $17.48 in

1995, and the average price per Mcf of natural gas was $2.01 in 1996 as compared to $1.51 in 1995. Lease operating and production costs were $3.91 per BOE in 1996, as compared to $3.61 per BOE in 1995. General and administrative expense for the oil and gas segment was approximately $1.4 million for each of the two years ended December 31, 1996. Exploration costs increased by approximately 26% to approximately $466,000 for the year ended December 31, 1996 as a result of the addition of an exploration office in West Texas as well as the Company's continued utilization of 3-D seismic technology in its exploration and production operations. Depreciation, depletion and amortization expense was approximately $3.1 million in 1996, as compared to $2.4 million in 1995. This increase was largely attributable to increased volumes of production as described above. In 1996, impairment of certain of the Company's oil and gas properties resulted in approximately $549,000 of expense as compared to $159,000 for the same period ended in 1995. Other revenues generated from the oil and natural gas segment, consisting primarily of fees generated from the lease operating activities of the segment, were approximately $1.8 million and $1.4 million at December 31, 1996 and 1995, respectively. For the year ended December 31, 1996, income from operations of the oil and gas segment was approximately $1.6 million compared to a loss of approximately $51,000 for the same period in 1995.

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

INCOME TAXES

     At December 31, 1997, the Company had tax net operating loss ("NOL") carryforwards of approximately $3.5 million. These NOL carryforwards expire at various dates from 1998 through 2012, subject to certain limitations. Prior to August 3, 1995, the Company realized substantial federal income tax savings due to the NOL carryforwards. The utilization of these NOL carryforwards prior to that date effectively reduced the current federal income tax rate from approximately 34% to approximately 2.5%. During 1995, the Company's NOL carryforwards became subject to an annual limitation due to a change of over 50% in the stock ownership of the Company as defined in Internal Revenue Service Code Section 382(g). The NOL carryforwards that can be utilized to offset net income in any year will be equal to approximately $3.348 million. The NOL limitation is determined by the value of Patterson's equity on August 2, 1995, the day prior to the ownership change, times 5.88%, the Federal long-term exempt rate on that date as published by the U.S. Treasury Department, or $1.808 million, and approximately $1.540 million which is determined by the value of Tucker's equity on July 29, 1996, the day prior to consummation of the Merger, times 5.78%, the Federal long-term exempt rate on that date.

     During 1995 and 1996, the Company recognized the benefit of deferred income taxes of approximately $1.0 million and $2.4 million, respectively. The benefit of deferred income taxes during each of these periods represented management's estimate of future benefits to be received by the Company primarily from its NOL carryforwards. Deferred income taxes are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the year in which those temporary differences are expected to be recovered or settled. As a result of fully recognizing the benefit of its deferred income taxes, the Company will incur deferred income tax expense as these benefits are utilized. The Company incurred deferred income tax expense of approximately $2.5 million for the year ended December 31, 1997.

VOLATILITY OF OIL AND NATURAL GAS PRICES AND ITS IMPACT ON OPERATIONS

     The Company's revenue, profitability and future rate of growth are substantially dependent upon prevailing prices for oil and natural gas, both with respect to its contract drilling and its oil and natural gas segments. Historically, oil and natural gas prices and markets have been extremely volatile. Prices are affected by market supply and demand factors as well as actions of state and local agencies, the United States and foreign governments and international cartels. All of these are beyond the control of the Company. Any significant or extended decline in oil and/or natural gas prices will have a material adverse effect on the Company's financial condition and results of operations. The sharp decline in crude oil prices beginning in the fourth quarter of 1997 has adversely impacted the Company's operations. Should oil prices remain at current levels or continue to decline or natural gas prices begin to decline, the Company's operations could be adversely affected.

IMPACT OF INFLATION

     The Company believes that inflation will not have a significant impact on its financial position.

RECENTLY ISSUED ACCOUNTING STANDARDS

     The Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share" for the year ended December 31, 1997. This statement establishes new standards for computing, presenting and disclosing earnings per share data and requires restatement of all prior period earnings per share data. The adoption of this statement resulted in the dual presentation of earnings per share; Basic Earnings per Share ("Basic EPS") and Diluted Earnings per Share ("Diluted EPS") on the Company's Consolidated Statements of Income. Basic EPS is based on the weighted average number of shares outstanding during the year. Diluted EPS includes common stock equivalents, which are dilutive to earnings per share. For the years ended December 31, 1995, 1996 and 1997, the dilutive securities, consisting of certain common stock equivalents were approximately 565,000, 919,000 and 1.013 million, respectively. In accordance with this statement, the Company has applied these provisions on a retroactive basis.

     The Company adopted the provisions of SFAS No. 129, "Disclosures of Information about Capital Structure," effective for the year ended December 31, 1997. This statement consolidates existing pronouncements on required disclosures about a company's capital structure including a brief discussion of rights and privileges for securities outstanding. The adoption of this statement had no material effect on the Company's consolidated financial statements.

     In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income." This statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. SFAS No. 130 is effective for financial statement periods beginning after December 15, 1997. Management does not anticipate that this statement will have a significant effect on the Company's consolidated financial statements.

     In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." This statement establishes standards for reporting information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial reports issued to stockholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. SFAS No. 131 is effective for fiscal years beginning after December 15, 1997. Management does not anticipate that this statement will have a significant effect on the Company's consolidated financial statements.

YEAR 2000 COMPLIANCE PROGRAM

     The Company has conducted a review of its computer systems to identify the systems that could be affected by the Year 2000 Issue (as defined below) and has developed an implementation plan. The "Year 2000 Issue" is whether the Company's computer systems will properly recognize date sensitive information when the year changes to 2000, or "00." Systems that do not properly recognize such information could generate erroneous data or cause a system to fail. The Company uses purchased software programs for a variety of functions, including general ledger, accounts payable and accounts receivable accounting packages. The companies providing these software programs have represented that they are Year 2000 compliant. The Company's Year 2000 implementation plan also includes ensuring that all individual workstations are Year 2000 compliant. Costs associated with ensuring the Company's systems are Year 2000 compliant are not expected to be material to the Company's operations. Additionally, the Company does not anticipate an interruption in its operations relative to Year 2000 concerns of its customers and vendors. The Company believes that the Year 2000 Issue will not pose significant operational problems for the Company's computer systems and, therefore, will not have a significant impact on the operations of the Company.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     Financial Statements are filed as a part of this report at the end of Part IV hereof beginning at page F-1, Index to Consolidated Financial Statements, and are incorporated herein by this reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III

     The information required by Part III is omitted from this report because the Company will file a definitive Proxy Statement for the Company's 1998 Annual Meeting of Stockholders (the "Proxy Statement") pursuant to Regulation 14A of the Securities Exchange Act of 1934 not later than 120 days after the end of the fiscal year covered by this Form 10-K and certain information included therein is incorporated herein by reference.

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

          2.1            -- Plan and Agreement of Merger dated October 14, 1993,
                            between Patterson Energy, Inc., a Texas corporation, and
                            Patterson Energy, Inc., a Delaware corporation, together
                            with related Certificates of Merger.(1)
          2.2            -- Agreement and Plan of Merger, dated April 22, 1996 among
                            Patterson Energy, Inc., Patterson Drilling Company and
                            Tucker Drilling Company, Inc.(2)
          2.2.1          -- Amendment to Agreement and Plan of Merger, dated May 16,
                            1996 among Patterson Energy, Inc., Patterson Drilling
                            Company and Tucker Drilling Company, Inc.(3)
          2.3            -- Asset Purchase Agreement, dated April 22, 1997, among and between Patterson Drilling Company and Ziadril, Inc.(4)
          2.4            -- Asset Purchase Agreement, dated June 4, 1997, among
                            Patterson Energy Inc., Patterson Drilling Company and
                            Wes-Tex Drilling Company.(5)
          2.4.1          -- Amendment to Asset Purchase Agreement, dated June 4,
                            1997, among Patterson Energy Inc., Patterson Drilling
                            Company and Wes-Tex Drilling Company.(5)
          2.5            -- Agreement, dated June 4, 1997, among Patterson Energy
                            Inc., Patterson Drilling Company, Greathouse Foundation
                            and Myrle Greathouse, Trustee under Agreement dated June
                            2, 1997.(5)
          2.6            -- Asset Purchase Agreement, dated September 4, 1997, among
                            Patterson Energy Inc., Patterson Drilling Company and
                            McGee Drilling Company.(4)
          2.7            -- Asset Purchase Agreement dated November 14, 1997 among
                            Patterson Energy, Inc., Patterson Drilling Company and V
                            & B Drilling Company.(6)
          2.8            -- Asset Purchase Agreement dated November 20, 1997 among
                            Patterson Drilling Company and Circle R Drilling, Ltd.
                            1981-A.(6)
          2.9            -- Asset Purchase Agreement, dated May 23, 1995, between
                            Perry E. Esping and Patterson Energy, Inc., together with
                            related Stock Purchase Warrant and Registration Rights
                            Agreement.(12)
          2.10           -- Agreement and Plan of Merger dated January 20, 1998,
                            among Patterson Energy, Inc., Patterson Onshore Drilling
                            Company and Robertson Onshore Drilling Company.(7)
          3.1            -- Restated Certificate of Incorporation.(8)
          3.1.1          -- Certificate of Amendment to the Certificate of
                            Incorporation.(9)
          3.1.2          -- Certificate of Amendment to the Certificate of
                            Incorporation.
          3.2            -- Bylaws.(1)

          4.1            -- Excerpt from Restated Certificate of Incorporation of
                            Patterson Energy, Inc. regarding authorized Common Stock
                            and Preferred Stock.(10)
          4.2            -- Registration Rights Agreement, dated June 12, 1997, among
                            Patterson Energy Inc. and Wes-Tex Drilling Company,
                            Greathouse Foundation and Myrle Greathouse, Trustee under
                            Agreement dated June 2, 1997.(11)
          4.3            -- Stock Purchase Warrant of Patterson Energy, Inc., dated
                            June 12, 1997.(11)
         10.1            -- Credit Agreement dated December 9, 1997 among Patterson
                            Energy, Inc., Patterson Drilling Company, Patterson
                            Petroleum, Inc., Patterson Trading Company, Inc. and
                            Norwest Bank Texas, N.A.(6)
         10.1.1          -- Promissory Note dated December 9, 1997 among Patterson
                            Energy, Inc. and Norwest Bank Texas, N.A.(6)
         10.1.2          -- Security Agreement dated December 9, 1997 between
                            Patterson Drilling Company and Norwest Bank Texas,
                            N.A.(6)
         10.1.3          -- Corporate Guarantees of Patterson Drilling Company,
                            Patterson Petroleum, Inc. and Patterson Petroleum Trading
                            Company, Inc.(6)
         10.2            -- Aircraft Lease, dated January 15, 1998,(effective January
                            1, 1998) between Talbott Aviation, Inc. and Patterson
                            Energy, Inc.
         10.3            -- Participation Agreement, dated October 19, 1994, between
                            Patterson Petroleum Trading Company, Inc. and BHT
                            Marketing, Inc.(12)
         10.3.1          -- Participation Agreement dated October 24, 1995, between
                            Patterson Petroleum Trading Company, Inc. and BHT
                            Marketing, Inc.(13)
         10.4            -- Crude Oil Purchase Contract, dated October 19, 1994,
                            between Patterson Petroleum, Inc. and BHT Marketing,
                            Inc.(14)
         10.4.1          -- Crude Oil Purchase Contract, dated October 24, 1995,
                            between Patterson Petroleum, Inc. and BHT Marketing,
                            Inc.(13)
         10.5            -- Patterson Energy, Inc. 1993 Stock Incentive Plan, as
                            amended(15)
         10.6            -- Patterson Energy, Inc. Non-Employee Directors' Stock
                            Option Plan, as amended.(16)
         10.7            -- Consulting and Stock Option Agreement, dated as of
                            November 15, 1994, between Patterson Energy, Inc. and E.
                            Peter Hoffman, Jr.(13)
         10.8            -- Consulting and Stock Option Agreement, dated as of
                            February 15, 1995, between Patterson Energy, Inc. and E.
                            Peter Hoffman, Jr.(13)
         10.9            -- Consulting and Stock Option Agreement, dated as of August
                            2, 1995, between Patterson Energy, Inc. and E. Peter
                            Hoffman, Jr.(13)
         10.10           -- Model Form Operating Agreement.(17)
         10.11           -- Form of Drilling Bid Proposal and Footage Drilling
                            Contract.(17)
         10.12           -- Form of Turnkey Drilling Agreement.(17)
         11.1            -- Statement re Computation of Per Share Earnings.
         21.1            -- Subsidiaries of the registrant.
         23.1            -- Consent of Independent Accountants, Coopers & Lybrand
                            L.L.P.

         23.2            -- Consent of Independent Public Accountants, Arthur
                            Andersen LLP
         27.1            -- Financial Data Schedule as of December 31, 1995, 1996 and
                            1997 and for each of the quarters ended March 31, 1996
                            and 1997, June 30, 1996 and 1997 and September 30, 1996
                            and 1997.

---------------

 (1) Incorporated herein by reference to Item 27, "Exhibits" to Amendment No. 2 to Registration Statement on Form SB-2 (File No. 33-68058-FW); filed October 28, 1993.

 (2) Incorporated by reference to Item 7, "Financial Statements and Exhibits" to Form 8-K dated April 22, 1996 and filed on April 30, 1996.

 (3) Incorporated by reference to Item 7, "Financial Statements and Exhibits" to Form 8-K dated May 16, 1996 and filed on May 22, 1996.

 (4) Incorporated herein by reference to Item 16, "Exhibits" to Amendment No. 1 to Registration Statement on Form S-3 (File No. 333-29035); filed August 5, 1997.

 (5) Incorporated herein by reference to Item 7, "Financial Statements and Exhibits", to Form 8-K dated September 3, 1997; filed September 11, 1997.

 (6) Incorporated herein by reference to Item 7, "Financial Statements and Exhibits" to Form 8-K dated November 14, 1997 and filed December 24, 1997.

 (7) Incorporated herein by reference to Item 7, "Financial Statements and Exhibits," to Form 8-K dated January 23, 1998; filed February 3, 1998.

 (8) Incorporated herein by reference to Item 6, "Exhibits and Reports on Form 8-K" to Form 10-Q for the quarterly period ended September 30, 1996; filed August 12, 1996.

 (9) Incorporated herein by reference to Item 6. "Exhibits and Reports on Form 8-K" to Form 10-Q for the quarterly period ended June 30, 1997; filed August 14, 1997.

(10) Incorporated by reference to Item 16, "Exhibits" to Registration Statement on Form S-3 filed with the Securities Exchange Commission on December 18, 1996.

(11) Incorporated herein by reference to Item 7, "Financial Statements and Exhibits", to Form 8-K dated September 12, 1997; filed September 19, 1997.

(12) Incorporated by reference to Item 27, "Exhibits" to Post Effective Amendment No. 1 to Registration Statement on Form SB-2(File No. 33-68058-FW).

(13) Incorporated by reference to Item 7, "Financial Statements and Exhibits" to Form 10-KSB for the year ended December 31, 1995.

(14) Incorporated by reference to Item 5, "Other Items" to Form 8-K dated December 1, 1995 and filed on January 16, 1996.

(15) Incorporated herein by reference to Item 8, "Exhibits" to Registration Statement on Form S-8 (File No. 333-47917); filed March 13, 1998.

(16) Incorporated herein by reference to Item 8, "Exhibits" to Registration Statement on Form S-8 (File No. 33-39471); filed November 4, 1997.

(17) Incorporated by reference to Item 27, "Exhibits" to Registration Statement filed with the Securities and Exchange Commission on August 30, 1993.

  (b) Reports on Form 8-K.

     Current reports on Form 8-K filed during the quarter ended December 31, 1997 related to:

     (i) The announcement of Patterson Energy, Inc.'s consummation of V&B Drilling, Inc. and Circle R Drilling, Ltd. 1981-A and its renegotiated line of credit with Norwest Bank Texas, N.A. filed with the Commission on December 24, 1997.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Patterson Energy, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            PATTERSON ENERGY, INC.

Date: March 30, 1998                        By:   /s/ CLOYCE A. TALBOTT
                                            ------------------------------------
                                                     Cloyce A. Talbott
                                              Chairman of the Board and Chief
                                                     Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of Patterson Energy, Inc. and in the capacities indicated as of March 30, 1998.

                      SIGNATURE                                            TITLE
                      ---------                                            -----
                /s/ CLOYCE A. TALBOTT                  Chairman of the Board, Chief Executive Officer
-----------------------------------------------------    and Director
                  Cloyce A. Talbott
            (Principal Executive Officer)

               /s/ A. GLENN PATTERSON                  President, Chief Operating Officer and
-----------------------------------------------------    Director
                 A. Glenn Patterson

                 /s/ JAMES C. BROWN                    Vice President -- Finance, Chief Financial
-----------------------------------------------------    Officer, Secretary and Treasurer
                   James C. Brown
           (Principal Accounting Officer)

                 /s/ ROBERT C. GIST                    Director
-----------------------------------------------------
                   Robert C. Gist

                /s/ KENNETH E. DAVIS                   Director
-----------------------------------------------------
                  Kenneth E. Davis

              /s/ VINCENT A. ROSSI, JR.                Director
-----------------------------------------------------
                Vincent A. Rossi, Jr.

                                    INDEX TO

                       CONSOLIDATED FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----

Report of Independent Accountants; Coopers & Lybrand
  L.L.P.....................................................  F-2
Report of Independent Public Accountants; Arthur Andersen
  LLP.......................................................  F-3
Consolidated Financial Statements:
  Consolidated Balance Sheets as of December 31, 1996 and
     1997...................................................  F-4
  Consolidated Statements of Income for each of the years
     ended December 31, 1995, 1996 and 1997.................  F-5
  Consolidated Statements of Stockholders' Equity for each
     of the years ended December 31, 1995, 1996 and 1997....  F-6
  Consolidated Statements of Cash Flows for each of the
     years ended December 31, 1995, 1996
     and 1997...............................................  F-7
  Notes to Consolidated Financial Statements................  F-9

                       REPORT OF INDEPENDENT ACCOUNTANTS

The Board of Directors and Stockholders of
Patterson Energy, Inc.

     We have audited the consolidated balance sheets of Patterson Energy, Inc. and Subsidiaries as of December 31, 1996 and 1997 and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the 1995 financial statements of Patterson Drilling Company (formerly Tucker Drilling Company, Inc.) which reflect 28 percent of consolidated total operating revenues for the year ended 1995. Those financial statements were audited by other auditors whose report has been furnished to us and our opinion, insofar as it relates to the amounts included for Patterson Drilling Company, is based solely on the report of the other auditors.

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

     In our opinion, based on our audits and the report of the other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Patterson Energy, Inc. and Subsidiaries as of December 31, 1996 and 1997 and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.

                                            COOPERS & LYBRAND L.L.P.

Dallas, Texas
February 27, 1998

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of Tucker Drilling Company, Inc.

     We have audited the balance sheet of Tucker Drilling Company, Inc. (a Delaware corporation) as of March 31, 1996, and the related statements of operations, changes in stockholders' equity and cash flows for the year ended March 31, 1996, prior to the restatement (and, therefore, are not presented herein) for the pooling of interests as described in Note 2 to the consolidated financial statements of Patterson Energy, Inc., and Subsidiaries. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Tucker Drilling Company, Inc. as of March 31, 1996, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

                                            ARTHUR ANDERSEN LLP

San Antonio, Texas
May 16, 1996

                    PATTERSON ENERGY, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                 DECEMBER 31,
                                                              -------------------
                                                               1996        1997
                                                              -------    --------
                                                                (IN THOUSANDS)
Current assets:
  Cash and cash equivalents.................................  $ 3,494    $ 23,338
  Marketable securities.....................................      544         566
  Accounts receivable:
     Trade, less allowance for doubtful accounts of $282,034
     and $378,110 at December 31, 1996 and 1997,
     respectively...........................................   23,743      44,732
     Oil and natural gas sales..............................      999         773
  Costs of uncompleted drilling contracts in excess of
     related billings.......................................      274          --
  Deferred income taxes.....................................    1,483       2,309
  Undeveloped oil and natural gas properties held for
     resale.................................................    4,670       4,781
  Other current assets......................................      274         515
                                                              -------    --------
          Total current assets..............................   35,481      77,014
Property and equipment, at cost, net........................   51,308     100,405
Intangible assets, net......................................       --      24,644
Other assets................................................    1,124       1,137
                                                              -------    --------
          Total assets......................................  $87,913    $203,200
                                                              =======    ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current maturities of notes payable.......................  $   117    $  1,467
  Accounts payable:
     Trade..................................................   12,129      12,126
     Revenue distribution...................................    2,432       3,352
     Other..................................................      965       1,569
  Accrued expenses..........................................    2,124       5,142
  Accrued state and federal income taxes payable............      122       6,874
                                                              -------    --------
          Total current liabilities.........................   17,889      30,530
                                                              -------    --------
Deferred income taxes, net..................................       96       3,268
Deferred liabilities........................................      714         687
Notes payable, less current maturities......................   25,732      21,783
                                                              -------    --------
                                                               26,542      25,738
                                                              -------    --------
Commitments and contingencies...............................       --          --

Stockholders' equity:
  Preferred stock -- par value $.01; authorized 1,000,000
     shares, no shares
     issued.................................................       --          --
  Common stock -- par value $.01; authorized 50,000,000
     shares with 19,774,364
     and 30,967,084 issued and outstanding at December 31,
     1996 and 1997, respectively............................      198         310
  Additional paid-in capital................................   21,210     102,306
  Retained earnings.........................................   22,074      44,316
                                                              -------    --------
          Total stockholders' equity........................   43,482     146,932
                                                              -------    --------
          Total liabilities and stockholders' equity........  $87,913    $203,200
                                                              =======    ========

  The accompanying notes are an integral part of these consolidated financial statements.

                    PATTERSON ENERGY, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                                                                      YEAR ENDED DECEMBER 31,
                                                              ---------------------------------------
                                                                 1995          1996          1997
                                                              ----------    ----------    -----------
                                                               (IN THOUSANDS, EXCEPT PER SHARE DATA)
Operating revenues:
  Drilling..................................................   $57,599       $73,590       $178,332
  Oil and natural gas sales.................................     5,400         8,299         10,773
  Well operation fees.......................................     1,296         1,499          1,632
  Other.....................................................       149           320             40
                                                               -------       -------       --------
                                                                64,444        83,708        190,777
                                                               -------       -------       --------
Operating costs and expenses:
  Direct drilling costs.....................................    46,505        59,564        128,416
  Lease operating and production............................     1,509         2,012          2,274
  Impairment of oil and natural gas properties..............       159           549            355
  Exploration costs.........................................       369           466            647
  Dry holes and abandonments................................       791           987          1,481
  Depreciation, depletion and amortization..................     7,523         9,960         17,497
  General and administrative................................     5,063         5,416          6,786
                                                               -------       -------       --------
                                                                61,919        78,954        157,456
                                                               -------       -------       --------
Operating income............................................     2,525         4,754         33,321
                                                               -------       -------       --------
Other income (expense):
  Net gain on sale of assets................................       374           546          1,499
  Interest income...........................................       545           478          1,056
  Interest expense..........................................    (1,065)       (1,612)        (1,045)
  Non-recurring acquisition costs...........................        --        (2,268)            --
  Other.....................................................        35           119            277
                                                               -------       -------       --------
                                                                  (111)       (2,737)         1,787
                                                               -------       -------       --------
Income before income taxes..................................     2,414         2,017         35,108
                                                               -------       -------       --------
Income tax expense (benefit):
  Current...................................................       213           174         10,354
  Deferred..................................................    (1,000)       (2,428)         2,512
                                                               -------       -------       --------
                                                                  (787)       (2,254)        12,866
                                                               -------       -------       --------
Net income..................................................   $ 3,201       $ 4,271       $ 22,242
                                                               =======       =======       ========
Net income per common share:
  Basic.....................................................   $  0.18       $  0.22       $   0.78
                                                               =======       =======       ========
  Diluted...................................................   $  0.18       $  0.21       $   0.75
                                                               =======       =======       ========
Weighted average number of common shares outstanding:
  Basic.....................................................    17,517        19,167         28,492
                                                               =======       =======       ========
  Diluted...................................................    18,082        20,086         29,505
                                                               =======       =======       ========

  The accompanying notes are an integral part of these consolidated financial statements.

                    PATTERSON ENERGY, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                              COMMON STOCK
                                           -------------------    ADDITIONAL
                                            NUMBER                 PAID-IN      RETAINED
                                           OF SHARES    AMOUNT     CAPITAL      EARNINGS     TOTAL
                                           ---------    ------    ----------    --------    --------
                                                                (IN THOUSANDS)
December 31, 1994........................   16,675       $167      $ 14,782     $15,361     $ 30,310
  Issuance of common stock and
     warrants............................      390          4           718          --          722
  Conversion of 3,414,992 redeemable
     warrants............................    1,707         17         2,978          --        2,995
  Conversion of 301,260 redeemable
     warrants............................      142          1           280          --          281
  Exercise of stock options..............       74          1           146          --          147
  Net income.............................       --         --            --       3,201        3,201
                                            ------       ----      --------     -------     --------
December 31, 1995........................   18,988        190        18,904      18,562       37,656
  Issuance of common stock...............      208          2         1,428          --        1,430
  Exercise of stock options..............      425          4           880          --          884
  Conversion of 301,260 redeemable
     warrants............................      153          2            (2)         --           --
  Net income.............................       --         --            --       4,271        4,271
  Adjustment to conform fiscal years (see
     Note 2).............................       --         --            --        (759)        (759)
                                            ------       ----      --------     -------     --------
December 31, 1996........................   19,774        198        21,210      22,074       43,482
  Issuance of common stock...............    9,384         94        68,221          --       68,315
  Issuance of stock purchase warrant.....       --         --         1,248          --        1,248
  Exercise of stock options..............    1,009         10         2,323          --        2,333
  Conversion of stock purchase warrant...      800          8         6,392          --        6,400
  Tax benefit related to exercise of
     stock options.......................       --         --         2,912          --        2,912
  Net income.............................       --         --            --      22,242       22,242
                                            ------       ----      --------     -------     --------
December 31, 1997........................   30,967       $310      $102,306     $44,316     $146,932
                                            ======       ====      ========     =======     ========

  The accompanying notes are an integral part of these consolidated financial statements.

                    PATTERSON ENERGY, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                   YEAR ENDED DECEMBER 31,
                                                              ----------------------------------
                                                                1995         1996         1997
                                                              --------     --------     --------
                                                                        (IN THOUSANDS)
Cash flows from operating activities:
  Net income................................................  $  3,201     $  4,271     $ 22,242
  Adjustments to reconcile net income to net cash from
    operating activities:
  Abandonment of oil and natural gas properties.............       109          121           --
  Depreciation, depletion and amortization..................     7,523        9,960       17,497
  Impairment of oil and natural gas properties..............       159          549          355
  Net gain on sale of assets................................      (374)        (546)      (1,499)
  Tax benefit related to exercise of stock options..........        --           --        2,912
  Deferred income tax expense (benefit).....................    (1,000)      (2,428)       2,512
  Increase (decrease) in deferred compensation
    liabilities.............................................        52          349          (27)
    Change in operating assets and liabilities:
       (Increase) decrease in trade accounts receivable.....     1,680      (10,558)     (20,989)
       (Increase) decrease in oil and natural gas sales
         receivable.........................................      (259)        (512)         226
       Increase in undeveloped oil and natural gas
         properties held for resale.........................      (736)      (2,548)        (111)
       (Increase) decrease in other current assets..........       (26)         (99)          33
       Increase (decrease) in trade accounts payable........    (1,762)       4,301           (3)
       Increase in revenue distribution payable.............       699          828          920
       Increase (decrease) in accrued state and federal
         income taxes payable...............................        --          (13)       6,752
       Increase in accrued expenses.........................        --          649        3,018
       Increase in other current payables...................        54          331          604
  Net change in deposits on workers' compensation insurance
    policy..................................................       213           --           --
                                                              --------     --------     --------
         Net cash provided by operating activities..........     9,533        4,655       34,442
                                                              --------     --------     --------
Cash flows from investing activities:
  Net sales (purchases) of investment securities............     2,046        1,927          (22)
  Acquisitions..............................................        --      (17,078)     (49,400)
  Purchases of property and equipment.......................   (19,906)      (6,895)     (34,861)
  Sales of property and equipment...........................       556        1,229        4,164
  Change in other assets....................................       (84)         (99)         (13)
                                                              --------     --------     --------
         Net cash used in investing activities..............   (17,388)     (20,916)     (80,132)
                                                              --------     --------     --------
Cash flows from financing activities:
  Proceeds from notes payable...............................     9,375       17,469       23,250
  Payments on notes payable.................................    (2,444)      (5,837)     (25,849)
  Issuance of common stock and redeemable warrants..........     3,276           --       59,400
  Proceeds from exercise of stock options...................       147          914        8,733
                                                              --------     --------     --------
         Net cash provided by financing activities..........    10,354       12,546       65,534
                                                              --------     --------     --------
         Net increase (decrease) in cash and cash
           equivalents......................................     2,499       (3,715)      19,844
Cash and cash equivalents at beginning of year..............     6,845        7,209(1)     3,494
                                                              --------     --------     --------
Cash and cash equivalents at end of year....................  $  9,344     $  3,494     $ 23,338
                                                              ========     ========     ========
Supplemental disclosure of cash flow information:
  Cash paid during the period for:
    Interest................................................  $    993     $  1,657     $  1,045
    Income taxes............................................       270          174          691

---------------

(1) Amount does not agree to cash and cash equivalents as presented as a result of conforming reporting periods (see Note 2).

  The accompanying notes are an integral part of these consolidated financial statements.

                    PATTERSON ENERGY, INC. AND SUBSIDIARIES

Noncash investing and financing activities:

     During 1997, the Company completed five separate asset acquisitions for an aggregate purchase price of approximately $59.6 million of which, approximately $49.4 million was paid in cash as follows (see Note 2):

                                                              (IN THOUSANDS)
                                                              --------------
Fair value of assets acquired...............................     $59,563
Less non-cash items:
  Common stock issued.......................................      (8,915)
  Three-year stock purchase warrant.........................      (1,248)
                                                                 -------
          Total cash paid                                        $49,400
                                                                 =======

     During the year ended December 31, 1996, 301,260 redeemable warrants relative to the Underwriter's Warrant Agreement dated November 2, 1993, as amended on November 15, 1994 and June 18, 1996, were converted in which 152,896 shares of the Company's common stock were issued and 148,364 shares of such common stock were forfeited to the Company in lieu of a cash payment (see Note
9).

     During the year ended December 31, 1996, the Company acquired three drilling rigs from a non-affiliated entity. The related purchase price consisted of $100,000 cash, a promissory note of $400,000 payable to the seller and the issuance of 208,000 shares of the Company's common stock valued at $1.43 million (see Notes 2, 7 and 9).

     During the year ended December 31, 1995, the Company acquired three drilling rigs and related equipment from a non-affiliated person. The purchase price for the rigs consisted of $367,500 cash, 390,000 shares of the Company's common stock, valued for purposes of this transaction at $682,500 and warrants to purchase an additional 300,000 shares at an exercise price of $2.25 per share (amounts reflect effects of July 25, 1997 and January 23, 1998 stock splits), valued at $39,750 for this transaction (see Note 9).

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

     Description of business -- The Company engages in onshore contract drilling of oil and natural gas wells and, to a lesser extent, the development, exploration, acquisition and production of oil and natural gas. The Company provides contract drilling services to major oil and gas companies and independent producers primarily in Texas and southeast New Mexico.

     The contract drilling business experienced increased demand for drilling services from 1995 through the third quarter of 1997 due to stronger oil and natural gas prices. However, except for that period and other occasional upturns, the market for onshore contract drilling services has generally been depressed since mid-1982, when crude oil and natural gas prices began to weaken. A particularly sharp decline in demand for contract drilling services occurred in 1986 because of the worldwide collapse in oil prices. Since that time and except during the occasional upturns, there have been substantially more drilling rigs available than necessary to meet demand in most operating and geographic segments of the domestic drilling industry. In addition to adverse effects that future declines in demand could have on the Company, ongoing movement or reactivation of onshore drilling rigs or new construction of drilling rigs could adversely affect rig utilization rates and pricing, even in an environment of stronger oil and natural gas prices and increased drilling activity. The Company cannot predict either the future level of demand for its contract drilling services or future conditions in the contract drilling industry. The Company's rig utilization rate reached an all time high of approximately 91.5% in the third quarter of 1997, but has weakened since then due to a decrease in the demand for drilling rigs caused by the reduction in the price of oil. Should oil prices remain at these levels or continue to decline or natural gas prices decline, the Company's operations could be further adversely affected.

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

     Undeveloped oil and natural gas properties held for resale -- Undeveloped oil and gas properties held for resale represent leasehold interests in unproven oil and natural gas properties which the Company expects to sell. Also included are leasehold costs programmed for development under arrangements which will provide

                                  (continued)

                    PATTERSON ENERGY, INC. AND SUBSIDIARIES

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED) for reimbursement of such costs to the Company. Such properties are carried at the lower of cost or net realizable value. The Company recognizes gains or losses upon disposition or impairment of the properties.

     Property and equipment -- Property and equipment (other than oil and natural gas) -- Depreciation is provided on the straight-line method over the estimated useful lives as defined below. The Company incurred depreciation expense of approximately $5.1 million, $7 million and $11.7 million for the years ended December 31, 1995, 1996 and 1997, respectively.

                                                              LIVES (YEARS)
                                                              -------------
Drilling rigs and related equipment.........................      2-15
Office furniture............................................      3-10
Buildings...................................................      5-20
Automotive equipment........................................       2-7
Other.......................................................       3-7

     Oil and natural gas properties -- The Company follows the successful efforts method of accounting, using the field as its accumulation center for capitalized costs. Under the successful efforts method of accounting, costs which result directly in the discovery of oil and natural gas reserves and all development costs are capitalized. Exploration costs which do not result directly in discovering oil and natural gas reserves are charged to expense as incurred. The capitalized costs, consisting of lease and well equipment, lease acquisition costs and intangible development costs are depreciated, depleted and amortized on the units-of-production method, based on petroleum engineer estimates of recoverable proved developed oil and natural gas reserves of each respective field. The Company incurred depletion expense of approximately $2.4 million, $3.0 million and $4.8 million for the years ended December 31, 1995, 1996 and 1997, respectively.

     Impairment of long-lived assets -- In accordance with Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," net capitalized costs of long-lived assets in excess of estimated future net revenues are reduced to reflect an amount which is expected to be recovered through the future cash flows generated by the use of the related assets. Impairment of oil and natural gas properties is periodically assessed on a field basis as determined by an independent reserve engineer. The Company incurred approximately $159,000, $549,000 and $355,000 of impairment to such properties at December 31, 1995, 1996 and 1997, respectively.

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

     Intangible assets -- Intangible assets consist of goodwill and covenants not to compete arising from business combinations (see Notes 2 and 5). The values assigned to intangible assets, based in part upon independent appraisals, are amortized on a straight line basis. Goodwill, representing the excess of the purchase price over the estimated fair value of the net assets of the acquired business, is amortized over the

                                  (continued)

                    PATTERSON ENERGY, INC. AND SUBSIDIARIES

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED) period of expected benefit of fifteen years. Covenants not to compete are amortized over their contractual lives of five years. Amortization expense charged to operations at December 31, 1997 was $942,452.

     Earnings per share -- The Company adopted the provisions of SFAS No. 128, "Earnings Per Share" for the year ended December 31, 1997. This statement establishes new standards for computing, presenting and disclosing earnings per share data and requires restatement of all prior period earnings per share data. The adoption of this statement resulted in the dual presentation of earnings per share; Basic Earnings per Share ("Basic EPS") and Diluted Earnings per Share ("Diluted EPS") on the Company's Consolidated Statements of Income. Basic EPS is based on the weighted average number of shares outstanding during the year. Diluted EPS includes common stock equivalents, which are dilutive to earnings per share. For the years ended December 31, 1995, 1996 and 1997, the dilutive securities, consisting of certain stock options and warrants as described in Notes 9 and 10, were approximately 565,000, 919,000 and 1.013 million, respectively. In accordance with this statement, the Company has applied these provisions on a retroactive basis.

     Stock splits -- On July 25, 1997 and January 23, 1998, the Company effected two-for-one splits of its common stock. All information regarding earnings per share, weighted average number of common shares outstanding, stock options and warrants issued and exercised and all other related disclosures herein reflect the effects of such stock splits for all periods presented (see Notes 9 and 19).

     Income taxes -- Income taxes are based on earnings reported for financial statement purposes. The provision for income taxes differs from the amounts currently payable because of permanent and temporary differences in the recognition of certain income and expense items for financial reporting and tax reporting purposes.

     Deferred tax assets and liabilities are determined based on the temporary differences between the financial statement and tax basis of assets and liabilities using enacted statutory rates in effect for the year in which the differences are expected to reverse. Deferred tax assets primarily result from net operating loss carryforwards, certain accrued but unpaid insurance losses, alternative minimum tax credit carryforwards and investment tax credit carryforwards. Deferred tax liabilities primarily result from differences between the financial statement and tax basis of the Company's fixed assets.

     Investment tax credits are recorded under the flow through method as a reduction of the provision for income taxes.

     The Company files a consolidated Federal income tax return.

     Stock based compensation -- The Company grants stock options under stock-based incentive compensation plans, (the "Plans"). The Company applies APB Opinion 25 and related Interpretations in accounting for the Plans. In 1995, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123 "Accounting for Stock-Based Compensation" ("SFAS No. 123") which if fully adopted by the Company, would change the methods the Company applies in recognizing the cost of the Plans. Adoption of the cost recognition provisions of SFAS No. 123 is optional and the Company decided not to elect these provisions. However, pro forma disclosures as if the Company adopted the cost recognition provisions of SFAS No. 123 in 1995 are required by SFAS No. 123 and are presented in Note 10.

     Statement of cash flows -- For purposes of reporting cash flows, cash and cash equivalents include cash on hand, cash on deposit and unrestricted certificates of deposit with original maturities of 90 days or less.

     Recently issued accounting standards -- The Company adopted the provisions of SFAS No. 129, "Disclosures of Information about Capital Structure," effective for the year ended December 31, 1997. This

                                  (continued)

                    PATTERSON ENERGY, INC. AND SUBSIDIARIES

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED) statement consolidates existing pronouncements on required disclosures about a company's capital structure including a brief discussion of rights and privileges for securities outstanding. The adoption of this statement had no material effect on the Company's consolidated financial statements.

     In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income." This statement requires that all items required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. SFAS No. 130 is effective for financial statement periods beginning after December 15, 1997. Management does not anticipate that this statement will have a significant effect on the Company's consolidated financial statements.

     In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." This statement establishes standards for reporting information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial reports issued to stockholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. SFAS No. 131 is effective for fiscal years beginning after December 15, 1997. Management does not anticipate that this statement will have a significant effect on the Company's consolidated financial statements.

     Reclassifications -- Certain reclassifications have been made to the 1995 and 1996 consolidated financial statements in order for them to conform with the 1997 presentation. The reclassifications had no effect on net income or stockholders' equity for these years.

2. MERGER AND ACQUISITIONS

     Wes-Tex Drilling Company -- On June 12, 1997, the Company consummated an acquisition to purchase 21 contract drilling rigs, related rolling stock, a shop and a yard from Wes-Tex Drilling Company ("Wes-Tex"), a privately-owned, non-affiliated contract drilling company based in Abilene, Texas. The purchase price of approximately $35.4 million; consisted of $25 million in cash, 1.132 million shares of Patterson's common stock valued at $7.875 per share, a three-year stock purchase warrant (valued at $1.56 per share) to purchase 800,000 additional shares of Patterson common stock at an exercise price of $8.00 per share and approximately $190,000 of other direct costs incurred relative to the transaction. The acquisition was funded using $19 million of cash on hand and $6 million provided by the Company's credit facility maintained with Norwest Bank Texas, N.A. (the "Norwest Line") (see Note 7). The purchase price, as of the date of acquisition, was allocated based on estimated fair values as follows:

                                                              (IN THOUSANDS)
Contract drilling assets....................................     $17,450
Goodwill....................................................      16,629
Covenants not to compete....................................       1,273
                                                                 -------
Total purchase price........................................     $35,352
                                                                 =======

     The Company's operating results since the date of this transaction include the operations of Wes-Tex. The following summary, prepared on a pro forma basis, combines the consolidated results of operations as if Wes-Tex had been acquired January 1, 1996, after including the impact of certain adjustments, such as restatement of depreciation using fair values instead of book values of the assets acquired, the increased

                                  (continued)

                    PATTERSON ENERGY, INC. AND SUBSIDIARIES

2. MERGER AND ACQUISITIONS -- (CONTINUED) interest expense on the acquisition debt, increased amortization expense on intangible assets, conforming accounting treatment of wells in progress and the related income tax effects.

                                                              YEAR ENDED DECEMBER 31,
                                                              ------------------------
                                                                1996           1997
                                                              ---------      ---------
                                                                    (UNAUDITED)
                                                               (IN THOUSANDS, EXCEPT
                                                                 PER SHARE AMOUNTS)
Revenues....................................................  $128,900       $213,863
Net income..................................................     3,759         22,319
Net income per basic share..................................      0.20           0.78
Net income per diluted share................................      0.19           0.76

     The pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisition been made as of the date indicated. In addition, they are not intended to be a projection of future results and do not reflect any synergies that might be achieved from combined operations.

     Other 1997 asset acquisitions -- During 1997, in four separate transactions with non-affiliated entities, the Company acquired 17 contract drilling rigs, other related drilling equipment and rolling stock, five yards, two shops and an office. Total consideration paid for these assets was $24.2 million, of which $6.96 million was funded using cash on hand and $17.25 million was provided by the Norwest Line. The related purchase prices as of the respective dates of acquisition were allocated based on estimated fair values as follows (in thousands):

Contract drilling assets....................................  $16,541
Goodwill....................................................    7,269
Covenants not to compete....................................      400
                                                              -------
          Total purchase price..............................  $24,210
                                                              =======

     The aforementioned acquisitions completed during fiscal year 1997 have been accounted for as purchases and the related results of operations and cash flows of the acquired entities have been included in the consolidated financial statements since their respective dates of acquisition.

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

     Pursuant to the terms of the Merger Agreement, each share of Tucker common stock outstanding on July 30, 1996 was converted into 0.74 of a share ("Exchange Ratio") of Patterson common stock, par value $0.01 per share, and all options to purchase shares of Tucker common stock outstanding on that date became options to purchase Patterson common stock, as adjusted by the Exchange Ratio, upon the terms of the governing stock option plans. A total of 6.310 million shares of Patterson common stock was issued pursuant to the merger and an additional 298,368 shares of Patterson common stock were reserved for issuance under

                                  (continued)

                    PATTERSON ENERGY, INC. AND SUBSIDIARIES

2. MERGER AND ACQUISITIONS -- (CONTINUED) the outstanding Tucker stock options. The merger was treated as a reorganization within the meaning of Section 368(a) of the Internal Revenue Code of 1986, as amended, and was accounted for as a pooling of interests for financial accounting purposes.

     The consolidated financial statements give retroactive effect to the merger which encompasses, among other things, combining the Company's previous historical consolidated financial statements as of December 31, 1995 and for each of the two years in the period ended December 31, 1995 with the previous historical financial statements of Tucker as of March 31, 1996 and for each of the two years in the period ended March 31, 1996. Certain adjustments were made in those years to conform the previous accounting policies of Tucker with those of the Company. As of January 1, 1996, the consolidated financial statements are presented using the same fiscal periods. Consequently, the operations of Tucker for the three months ended March 31, 1996 are reflected in the consolidated financial statements of the Company for each of the years ended December 31, 1995 and 1996.

     A corresponding stockholders' equity adjustment has been recorded at December 31, 1996 as a result of including Tucker's operations for the three months ended March 31, 1996 with Patterson's operations for each of the years ended December 31, 1995 and 1996. Selected unaudited information related to the operations of Tucker for the three months ended March 31, 1996 is as follows (in thousands):

                                                              (UNAUDITED)
Revenues....................................................    $3,972
Operating loss..............................................      (218)
Net income..................................................       759

     Sledge Cattle Company, Inc. d/b/a Gene Sledge Drilling
Corporation -- During October 1996, the Company executed a Stock Purchase Agreement (the "Purchase Agreement") with the owners of 100% of the outstanding stock of Sledge Cattle Company, Inc. d/b/a Gene Sledge Drilling Corporation ("Sledge"), a non-affiliated contract drilling company. The Purchase Agreement included, among other things, the acquisition of six oil and gas drilling rigs, related drilling equipment and inventory, three rig hauling trucks and one yard and shop facility for a purchase price of $14.728 million. The acquisition was funded by a cash payment of $4.303 million and proceeds of $10.425 million provided by a credit facility maintained with The CIT Group/Equipment Financing, Inc. (see Note 7). At the date of acquisition, Sledge had working capital of approximately $4.3 million and immediately following consummation of the Purchase Agreement, certain assets, unrelated to the oil and natural gas industry, were sold back to the previous owners of Sledge for $1.728 million.

     The operating results of this acquisition are included in the Company's consolidated statements of income from the date of acquisition. The following unaudited pro forma summary presents the consolidated results of operations as if Sledge had been acquired as of January 1, 1995, after giving effect to certain adjustments,

                                  (continued)

                    PATTERSON ENERGY, INC. AND SUBSIDIARIES

2. MERGER AND ACQUISITIONS -- (CONTINUED) including the elimination of certain revenues and other income and expenses attributed to the assets not acquired from Sledge, and increased interest expense on the acquisition debt and related income tax effects.

                                                               YEAR ENDED DECEMBER 31,
                                                              --------------------------
                                                                 1995            1996
                                                              ----------      ----------
                                                                     (UNAUDITED)
                                                              (IN THOUSANDS, EXCEPT PER
                                                                     SHARE DATA)
Revenues....................................................   $73,271         $90,806
Net income..................................................     3,291           4,078
Net income per basic share..................................      0.19            0.21
Net income per diluted share................................      0.18            0.20

     The pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisition been made as of the date indicated. In addition, they are not intended to be a projection of future results and do not reflect any synergies that might be achieved from combined operations.

     Other 1996 asset acquisitions -- During November and December 1996, in two separate transactions with non-affiliated entities, the Company acquired 15 contract drilling rigs and other related equipment. The total consideration paid for these assets was $4.18 million consisting of $2.35 million cash, a $400,000 promissory note payable and the issuance of 208,000 shares of the Company's common stock, valued for purposes of the transaction at $1.43 million (see Notes 7 and 9).

3. CASH

     Included in cash as of December 31, 1996 and 1997 was approximately $2.4 million and $3.3 million respectively, of monthly oil and natural gas sales to be distributed to revenue owners subsequent to year-end.

4. PROPERTY AND EQUIPMENT

     Property and equipment consisted of the following at December 31, 1996 and 1997 (in thousands):

                                                                1996        1997
                                                              --------    --------
Drilling rigs and related equipment.........................  $ 86,796    $144,104
Producing oil and gas properties............................    18,071      24,024
Undeveloped oil and natural gas properties..................       251          --
Other equipment.............................................       679         917
Buildings...................................................     3,177       3,771
Land........................................................       885         984
                                                              --------    --------
                                                               109,859     173,800
Less accumulated depreciation, depletion and amortization...   (58,551)    (73,395)
                                                              --------    --------
                                                              $ 51,308    $100,405
                                                              ========    ========

                                  (continued)

                    PATTERSON ENERGY, INC. AND SUBSIDIARIES

5. INTANGIBLE ASSETS

     Intangible assets consisted of the following at December 31, 1997 (in thousands):

                                                               1997
                                                              -------
Goodwill....................................................  $23,708
Covenants not to compete....................................    1,673
Other.......................................................      205
                                                              -------
                                                               25,586
Less accumulated amortization...............................     (942)
                                                              -------
                                                              $24,644
                                                              =======

6. ACCRUED EXPENSES

     Accrued expenses consisted of the following at December 31, 1996 and 1997 (in thousands):

                                                               1996        1997
                                                              ------      ------
Salaries, wages and related payroll taxes...................  $  687      $2,302
Workers' compensation liability.............................     866       1,615
Sales tax...................................................     184         548
Employee benefit plan contributions.........................     191         568
Other.......................................................     196         109
                                                              ------      ------
                                                              $2,124      $5,142
                                                              ======      ======

7. NOTES PAYABLE

     Notes payable consisted of the following at December 31, 1996 and 1997 (in thousands):

                                                                  1996         1997
                                                                 -------      -------
Line of credit agreement with Norwest Bank Texas, N.A.
entered into during December 1997 providing for an
advancing, non-revolving credit facility of $60 million,
monthly payments of interest only at the London Interbank
Offered Rate (LIBOR) plus 2.375% (8.285% at December 31,
1997) through May 1998 at which time the outstanding
principal balance will convert to a term loan with a
maturity date of January 1, 2001, and a seven-year
amortization period. The line of credit is collateralized
by certain accounts receivable, drilling rigs and other
related drilling equipment.................................      $    --      $23,250
Loan agreement with The CIT Group/Equipment Financing, Inc.
entered into September 1996, with a revolving credit
facility of $22 million; monthly payments bearing interest
at LIBOR plus 2.75% (8.28% at December 31, 1996); revolving
credit facility converts to a 60-month term loan August 31,
1997; principal and interest monthly installments
commencing September 30, 1997; collateralized by certain of
the Company's drilling rigs and related drilling equipment;
matures August 31, 2002. This note was paid in full during
1997 prior to its contractual maturity.....................       21,850           --

                                  (continued)

                    PATTERSON ENERGY, INC. AND SUBSIDIARIES

7. NOTES PAYABLE -- (CONTINUED)

                                                                  1996         1997
                                                                 -------      -------
Line of credit with Norwest Bank Texas, Wichita Falls, N.A.
(formerly Parker Square Bank, N.A.) entered into September
1994, with a facility of $1 million. The line of credit was
amended and restated in June and December 1995; and further
amended and restated in June 1996 increasing the facility
to $4 million; monthly payments of interest only at the
Wall Street Journal prime rate (8.25% at December 31,
1996); collateralized by certain of the Company's oil and
gas properties; matures December 1, 1997. This note was
paid in full during 1997 prior to its contractual
maturity...................................................        3,599           --
Promissory note payable dated December 5, 1996 in the
original principal amount of $400,000 payable to a
non-affiliated entity; uncollateralized, non-interest
bearing; monthly principal payments of $66,666; matured
June 1997..................................................          400           --
                                                                 -------      -------
                                                                  25,849       23,250
  Less current maturities..................................         (117)      (1,467)
                                                                 -------      -------
                                                                 $25,732      $21,783
                                                                 =======      =======

     During February 1997, using proceeds provided by its equity offering completed during January and February of 1997 (see Note 9), the Company paid, prior to maturity, its notes payable and accrued interest amounts under loan agreements with The CIT Group/Equipment Financing, Inc. and Norwest Bank Texas, Wichita Falls, N.A. of approximately $25.8 million. The Company expensed approximately $191,000 of prepayment penalties and an additional $74,000 in deferred financing costs with the early retirement of such notes payable. These amounts are included in interest expense at December 31, 1997 as management considers these amounts immaterial to treat as an extraordinary item.

     During June 1997, the Company entered into a line of credit agreement with Norwest Bank Texas, N.A. (Norwest) providing for a credit facility of $30 million. The terms of its Norwest credit included interest only payments at LIBOR plus 2.50% through December 31, 1997 at which time the outstanding principal amount would convert to a term note with a maturity date of January 1, 2000, and a seven-year amortization. The Company borrowed $23.25 million under the credit facility to partially fund its 1997 asset acquisitions (see Note 2).

     During December 1997, the Company and Norwest renegotiated the terms of its credit agreement replacing the aforementioned line of credit with a new agreement (the "Norwest Line") providing for an advancing, non-revolving credit facility of $60 million. The Norwest Line is payable interest only at LIBOR plus 2.375% through May 31, 1998, at which time the outstanding principal balance converts to a term loan with a January 1, 2001 maturity date, and a seven-year amortization period. Using proceeds of the Norwest Line, the Company paid a $75,000 origination fee and all amounts then outstanding under its previous Norwest credit facility, including principal of $23.25 million and accrued interest of approximately $94,000.

                                  (continued)

                    PATTERSON ENERGY, INC. AND SUBSIDIARIES

7. NOTES PAYABLE -- (CONTINUED)
     Five-year maturities of note payable -- Scheduled maturities of the Norwest Line for the five years subsequent to December 31, 1997, are as follows (in thousands):

1998........................................................  $ 1,467
1999........................................................    2,684
2000........................................................    2,915
2001........................................................    3,166
2002........................................................    3,438
Thereafter..................................................    9,580
                                                              -------
          Total.............................................  $23,250
                                                              =======

     The Norwest Line contains a number of representations, warranties and covenants, the breach of which, at the election of Norwest, would accelerate the maturity date of the outstanding principal balance.

     The more restrictive covenants include:

     - Maintenance on a quarterly basis of a ratio of consolidated cash flow to current maturities of long-term debt of at least 2.0 to 1.0;

     - Maintenance on a quarterly basis of a ratio of consolidated debt to tangible net worth not to exceed 1.20 to 1.0;

     - Maintenance on a quarterly basis of a ratio of current assets to current liabilities of at least 1.25 to 1.0;

     - Without written consent of Norwest, the Company cannot conduct any business not currently being conducted by the Company, nor liquidate, dissolve or merge into any other entity; and

     - The Company shall not pay, or authorize the payment of, any dividends on any stock, debenture or other security without the prior written consent of Norwest.

     Other restrictive covenants under the terms of the Norwest Line require that the underlying collateral not be subjected to impairment, sold, conveyed, transferred, encumbered, mortgaged, pledged, assigned or hypothecated in any manner without express written consent of Norwest. At December 31, 1997, the Company was in compliance with all loan covenants.

     The estimated fair value of the Company's long-term debt obligations approximates its related carrying value because the underlying debt agreement bears interest at current market rates.

     Credit available under the Norwest Line totaled $36.75 million at December 31, 1997. During February 1998, the Company borrowed this amount in conjunction with its acquisition of certain contract drilling assets (see Note 19).

     The Company is currently negotiating with Norwest to increase the credit facility under the Norwest Line to $70 million. If successfully amended, the terms of the Norwest Line would not be changed other than to increase the Company's debt to tangible net worth ratio to 1.40 to 1.00 and to increase the Company's current assets to current liabilities ratio to 1.75 to 1.00.

     A commercial bank has issued a letter of credit to the Company's workers' compensation insurance carrier on behalf of the Company in the amount of $150,000 which is fully collateralized by a certificate of deposit. Additionally, the Company maintains a letter of credit in the amount of $475,000 with a bank for the

                                  (continued)

                    PATTERSON ENERGY, INC. AND SUBSIDIARIES

7. NOTES PAYABLE -- (CONTINUED)
benefit of an insurance company as collateral for retrospective premiums and retained losses which could become payable under the terms of the Company's insurance contract which existed prior to consummation of the merger with Tucker. This letter of credit expires in November 1998, but provides for an indefinite number of annual extensions of the expiration date. The Company has pledged as collateral against the letter of credit a U.S. Treasury Bill, maturing during March 1998, with a book value of approximately $566,000 as of December 31, 1997. No amounts have been drawn under either letter of credit.

8. COMMITMENTS AND CONTINGENCIES

     Supplemental Executive Retirement Plan -- Effective April 1, 1991 the Tucker Drilling Company, Inc. Supplemental Executive Retirement Plan (the "Plan") was established for certain officers and key employees. Pursuant to agreements, as amended on April 22, 1996 and May 16, 1996 with related participants of the Plan, the Company was obligated to pay each participant, or the designated beneficiary, a lump sum at such participant's death, disability or retirement. The amount to be paid to each participant was equal to the participant's vested benefit at such date, limited, however, to related benefits received from underlying insurance policies as described below. As of December 31, 1996, the Company incurred approximately $330,000 of expense to recognize the Company's ultimate possible obligation under the Plan of approximately $568,000.

     The Company, through a grantor trust of which it is beneficiary, owns life insurance policies on the participants and an annuity from which future premiums on the life insurance policies will be paid. These assets are included as other assets at a book value of approximately $568,000 at December 31, 1996 and 1997.

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

     Contingencies -- The Company's contract drilling and oil and natural gas exploration and production operations are subject to inherent risks, including blowouts, cratering, fire and explosions which could result in personal injury or death, suspended drilling operations, damage to, or destruction of equipment, damage to producing formations and pollution or other environmental hazards. As a protection against these hazards, the Company maintains general liability insurance coverage of $1 million per occurrence with $3 million of aggregate coverage and excess liability and umbrella coverages up to $40 million per occurrence with a $40 million aggregate.

     The Company believes it is adequately insured for public liability and property damage to others with respect to its operations. However, such insurance may not be sufficient to protect the Company against liability for all consequences of well disasters, extensive fire damage or damage to the environment. The Company also carries insurance to cover physical damage to, or loss of, its rigs; however, it does not carry insurance against loss of earnings resulting from such damage or loss. The Company's lender who has a security interest in the drilling rigs is named as loss payee on the physical damage insurance on such rigs. The Company has never been fined or incurred liability for pollution or other environmental damage in connection with its operations.

     The Company is involved in various routine litigation incident to its business. In the Company's opinion, none of these proceedings will have a material adverse effect on the financial condition of the Company.

                                  (continued)

                    PATTERSON ENERGY, INC. AND SUBSIDIARIES

9. STOCKHOLDERS' EQUITY

     On July 1, 1997, the stockholders of Patterson approved an amendment to Patterson's Certificate of Incorporation increasing the number of authorized shares of common stock from 9 million shares to 18 million shares. During December 1997, the stockholders of Patterson approved a second amendment to Patterson's Certificate of Incorporation further increasing the number of authorized shares of common stock to 50 million shares.

     During July and December 1997, the Company's Board of Directors authorized two-for-one stock splits in the form of 100% stock dividends payable on July 25, 1997 and January 23, 1998, respectively. Par value of the Company's common stock remained at $0.01 per share. Earnings per share and weighted average number of common shares outstanding have been restated for all periods presented to reflect the stock splits. As such, the Consolidated Statements of Stockholders' Equity and pertinent footnote disclosures contained herein have been restated to retroactively apply the effects of the stock splits.

     During June 1997, the Company issued 1.132 million shares of common stock valued at $7.875 per share as partial consideration for its acquisition of 21 contract drilling rigs and other related drilling equipment (see Note 2).

     During January 1997, the Company completed a public offering of 7.052 million shares of common stock at a price of $7.6875 per share. During February 1997, the underwriters of the Company's public offering exercised their overallotment option to purchase 1.2 million additional shares of common stock. Net proceeds from the offering totaled approximately $59.4 million to the Company.

     In December 1996, the Company acquired three drilling rigs from a non-affiliated party. The purchase price for the rigs consisted of $100,000 cash, a $400,000 promissory note and the issuance of 208,000 shares of the Company's common stock valued at $1.43 million (see Note 2).

     In July 1996, the stockholders of the Company approved an amendment to the Company's Certificate of Incorporation providing for an increase of 4,000,000 shares in the total number of authorized shares of the Company's common stock and the issuance of 6.310 million shares in connection with the Company's merger with Tucker (see Note 2).

     In July 1996, pursuant to the terms of the Underwriters' Warrant Agreement dated November 2, 1993 as amended on November 15, 1994 and June 18, 1996, the Company issued 152,896 shares of common stock upon the conversion of 301,260 warrants. In lieu of a cash payment for the exercise of such warrants, the respective warrant holders elected to forfeit 148,364 shares of common stock back to the Company.

     In November 1995, the Company issued a total of 142,308 shares of common stock to the underwriters of the Company's initial public offering pursuant to their exercise of 301,260 redeemable warrants. The redeemable warrants were issued to the underwriters pursuant to the partial exercise of underwriter warrants issued as compensation for their underwriting services in connection with the initial public offering. Total proceeds received by the Company for the exercise of the underwriters warrants and the redeemable warrants was approximately $281,000.

     In July 1995, the Company elected to redeem all of its outstanding redeemable warrants (3,427,000) at the redemption price of $0.0125 per warrant. The redemption date was September 11, 1995 (the "Redemption Date"). Any right to exercise a redeemable warrant terminated on September 8, 1995, the business day immediately preceding the Redemption Date. During September 1995, the Company issued 1,707,496 shares of common stock upon the exercise of 3,414,992 redeemable warrants at $1.875 per share. The remaining 12,008 redeemable warrants were redeemed for a nominal amount. The Company received approximately $2.995 million from the exercise of the redeemable warrants.

                                  (continued)

                    PATTERSON ENERGY, INC. AND SUBSIDIARIES

9. STOCKHOLDERS' EQUITY -- (CONTINUED)
     In May 1995, the Company acquired three drilling rigs and related equipment from a non-affiliated person. The purchase price for the rigs consisted of $367,500 cash, 390,000 shares of the Company's common stock and warrants to purchase an additional 300,000 shares at an exercise price of $2.25 per share. The total value of the transaction was $1,089,750. The Company granted certain registration rights to the seller with respect to the 390,000 shares and the 300,000 shares purchasable upon exercise of the warrants (collectively the "registrable securities") consisting of (a) a one-time right after December 1, 1995, but prior to December 1, 1998, to cause the Company to file, at the Company's expense, a registration statement with the Securities and Exchange Commission (the "Commission") covering the registrable securities, provided that the number of shares that may be sold in any given calendar month in connection with such registration statement may not exceed the greater of (i) 150,000 shares or (ii) 0.196 times the average monthly trading volume of the Company's common stock on the Nasdaq National Market over the preceding 12 calendar months and (b) the right to join the registrable securities in any registration statements filed by the Company with the Commission. During October 1996, the Company registered certain securities with the Commission on a Form S-3 Registration Statement which included the aforementioned 390,000 shares. During November 1997, the Company registered certain securities with the Commission on a Form S-3 Registration Statement which included the aforementioned 300,000 shares upon exercise of the underlying warrants.

10. STOCK OPTIONS AND WARRANTS

     Employee Stock Incentive Plans -- In August 1993, the Company adopted the Patterson Energy, Inc. 1993 Stock Incentive Plan (the "Stock Incentive Plan"). The purpose of the Stock Incentive Plan is to provide continuing incentives to the Company's key employees, which may include, but shall not necessarily be limited to, members of the Board of Directors (excluding members of the Compensation Committee) and officers of the Company. The Stock Incentive Plan provides for an authorization of 2.8 million shares of common stock for issuance thereunder. Under the Stock Incentive Plan, the Company may grant to key employees awards of stock options and restricted stock or any combination thereof. The Company may grant both incentive stock options ("incentive stock options") intended to qualify under Section 422 of the Internal Revenue Code of 1986, as amended, and options which are not qualified as incentive stock options. The options become immediately exercisable in the event of a change in control (as defined in the Stock Incentive Plan) of the Company.

     Under the Stock Incentive Plan, the exercise price of incentive stock options must be at least equal to the fair market value of the stock on date of grant and the exercise price of non-incentive stock options may not be less than 80% of the fair market value on date of grant.

     Stock options covering a total of 1.3 million shares of common stock have been granted to date under the Stock Incentive Plan to five executive officers and various other employees of the Company, including Mr. Patterson (options covering 430,000 shares or approximately 33% of the total options granted). The outstanding options were variously granted on March 31, 1995, October 27, 1995 and August 1, 1997. Each of the options has a 10-year term. The options granted on March 31, 1995 are exercisable at a price of $1.8125 per share, the options granted on October 27, 1995 are exercisable at a per share price of $3.125 and the options granted on August 1, 1997 are exercisable at $14.8125 per share. These exercise prices were equal to the fair market value of the Company's common stock on the respective grant dates. The options granted to the employees vest either (i) 20% a year, beginning on the grant date and 20% for the next four anniversaries of the date of grant, or (ii) 11.2% for the first five years, beginning on the grant date, and 22% on each of the next two anniversaries of the grant date. A total of 225,800 options granted under the Stock Incentive Plan have been exercised as of December 31, 1997.

                                  (continued)

                    PATTERSON ENERGY, INC. AND SUBSIDIARIES

10. STOCK OPTIONS AND WARRANTS -- (CONTINUED)
     In March 1983, the Board of Directors of Tucker approved and implemented an Incentive Stock Option Plan which was amended in 1988 to allow for granting of nonqualified stock options and in 1991 was further amended to eliminate stock appreciation rights. The purpose of the plan was to attract and retain key employees and directors and to provide such persons with a proprietary interest in Tucker through the granting and exercise of stock options. The maximum number of shares of common stock available for issuance under the plan was 507,640 shares. The proceeds from the sale of common stock pursuant to the plan were to be added to the general funds of Tucker and used for general corporate purposes.

     In June 1994, the Board of Directors of Tucker adopted the Tucker Drilling Company, Inc. 1994 Non-Qualified Stock Option Plan. Officers and directors were not eligible to receive options from this plan. The maximum number of shares available for issuance under the plan was 82,880 shares.

     Each of the plans provide that options may be granted to purchase shares at prices not less than the fair market value at date of grant. The exercise period is governed by option agreements, but in no event may the exercise period extend beyond ten years from the date of grant. As discussed in Note 2, existing stock options and other employee incentive plans of Tucker became plans to purchase or receive common stock of the Company upon consummation of the merger of the Company and Tucker.

     Non-Employee Directors' Stock Option Plan -- In June 1995, Patterson adopted the Non-Employee Directors' Stock Option Plan (the "Outside Directors' Plan"). The purpose of the Outside Directors' Plan is to encourage and provide incentive for high level performance by non-employee directors of the Company. An aggregate of 120,000 shares of Common Stock are reserved for issuance under the Outside Directors' Plan to directors who are not employees of the Company.

     As directed by the Outside Directors' Plan, the exercise price of the options will be equal to the fair market value of the Company's common stock on the date of grant. Outside directors are automatically granted options to purchase 20,000 shares and an additional 4,000 shares for each subsequent year that they serve up to a maximum of 40,000 shares per director. Each option is exercisable one year after the date of grant and expires five years from the date of grant. The options become immediately exercisable in the event of a change of control (as defined in the Outside Directors' Plan) of the Company.

     The table below sets forth information regarding options granted under the Outside Directors' Plan. Each of the options are granted with an exercise price per share equal to fair market value on the grant date.

                        DATE GRANTED                          OPTIONS GRANTED    EXERCISE PRICE/SHARE
                        ------------                          ---------------    --------------------
June 6, 1995................................................      40,000                $ 2.25
June 6, 1996................................................       8,000                  4.31
July 30, 1996...............................................      20,000                  4.38
June 6, 1997................................................       8,000                 10.00
July 30, 1997...............................................       4,000                 15.81
                                                                  ------
          Total options granted.............................      80,000
                                                                  ======

                                  (continued)

                    PATTERSON ENERGY, INC. AND SUBSIDIARIES

10. STOCK OPTIONS AND WARRANTS -- (CONTINUED)
     A summary of the status of the Company's stock options issued under the Stock Incentive Plan and the Outside Directors' Plan as of December 31, 1995, 1996 and 1997 and the changes during each of the three years then ended are presented below (in thousands):

                                                  1995                          1996                          1997
                                       ---------------------------   ---------------------------   ---------------------------
                                         NO. OF                        NO. OF                        NO. OF
                                       SHARES OF       WEIGHTED      SHARES OF       WEIGHTED      SHARES OF       WEIGHTED
                                       UNDERLYING      AVERAGE       UNDERLYING      AVERAGE       UNDERLYING      AVERAGE
                                        OPTIONS     EXERCISE PRICE    OPTIONS     EXERCISE PRICE    OPTIONS     EXERCISE PRICE
                                       ----------   --------------   ----------   --------------   ----------   --------------
Outstanding at beginning of the
  year...............................      --           $  --           704           $2.52            732          $ 2.58
  Granted at the money...............     704            2.52            28            4.02            648           14.76
                                          ---           -----           ---           -----          -----          ------
        Total granted................     704            2.52            28            4.02          1,380            8.30
                                          ---           -----           ---           -----          -----          ------
  Exercised..........................      --              --            --              --            250            3.03
  Forfeited..........................      --              --            --              --             --              --
  Expired............................      --              --            --              --             --              --
                                          ---           -----           ---           -----          -----          ------
Outstanding at end of year...........     704           $2.52           732           $2.58          1,130          $ 9.47
                                          ===           =====           ===           =====          =====          ======
Exercisable at end of year...........     121           $2.48           284           $2.45            344          $ 6.83
                                          ===           =====           ===           =====          =====          ======
Weighted average fair value of
  options granted during the year....     N/A           $1.14           N/A           $1.85            N/A          $12.29
                                          ===           =====           ===           =====          =====          ======

     The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for grants in 1995, 1996 and 1997, respectively; dividend yield of 0.00%; risk-free interest rates are different for each grant and range from 6.03% to 6.31%; the expected term is 5 years; and a volatility of 38.68% for all 1995 and 1996 grants and 35.97% for all 1997 grants.

     Public Relations Services Stock Options -- During November 1994, February 1995 and July 1995, the Company issued options covering a total of 500,000 shares of common stock to two consultants as partial compensation for public relations services rendered to the Company. All options granted to the consultants have an exercise price no less than the fair market value of the stock at date of grant. The respective options were fully exercisable upon grant date. In November 1994, 130,000 options were granted at $1.88 per share and 50,000 options were granted at $2.13 per share. In February 1995, 80,000 options were granted at $2.19 per share which had a fair value of $0.56 per option and in July 1995, 240,000 options were granted at $2.41 per share which had a fair value of $1.04 per option. At December 31, 1996, 80,000 options with an exercise price of $2.41 per share have been exercised. The remaining 420,000 options were exercised during 1997.

     The fair values of these options were determined using the following assumptions: dividend yield of 0.00%; risk-free interest rates of 7.74% and 5.92%, for January 1 and July 1, respectively; expected lives of 5 years; and volatility of 38.68%.

                                  (continued)

                    PATTERSON ENERGY, INC. AND SUBSIDIARIES

10. STOCK OPTIONS AND WARRANTS -- (CONTINUED)
     Pro Forma Stock-Based Compensation Disclosure -- Had the compensation cost for the Company's stock-based compensation plan been determined consistent with SFAS No. 123, the Company's net income and net income per common share for 1995, 1996 and 1997 would approximate the pro forma amounts below:

                              DECEMBER 31, 1995    DECEMBER 31, 1996      DECEMBER 31, 1997
                              ------------------   ------------------    -------------------
                                 AS        PRO        AS        PRO         AS         PRO
                              REPORTED    FORMA    REPORTED    FORMA     REPORTED     FORMA
                              --------    ------   --------    ------    --------    -------
SFAS No. 123 charge net of
  income tax................   $   --     $  204    $   --     $  162    $    --     $ 1,329
APB 25 charge...............   $   --     $   --    $   --     $   --    $    --     $    --
Net income..................   $3,201     $2,997    $4,271     $4,109    $22,242     $20,913
                               ======     ======    ======     ======    =======     =======
Net income per common share:
  Basic.....................   $  .18     $  .17    $  .22     $  .21    $   .78     $   .73
                               ======     ======    ======     ======    =======     =======
  Diluted...................   $  .18     $  .17    $  .21     $  .20    $   .75     $   .71
                               ======     ======    ======     ======    =======     =======

     The effects of applying SFAS No. 123 in this pro forma disclosure are not indicative of future amounts. SFAS No. 123 does not apply to awards prior to 1995.

     Underwriters' Warrants -- In November 1993, the underwriters of the Company's initial public offering were issued warrants as partial consideration for their underwriting services for the initial public offering. The warrants give the underwriters the right to purchase 301,260 shares of the Company's common stock at a price of $2.17 per share and 301,260 redeemable warrants at $0.09 per warrant. In November 1995, 301,260 redeemable warrants were issued to the underwriters due to a partial exercise of the warrants. These redeemable warrants were immediately exercised by the underwriters at a price of $1.88 per share resulting in the issuance of 142,308 shares of the Company's common stock. In July 1996 the remaining 301,260 warrants were exercised in which 152,896 shares of the Company's common stock were issued (see Note 9).

     Stock Purchase Warrants -- In May 1995, the Company issued 300,000 warrants exercisable at $2.25 per share as partial consideration for the purchase of three drilling rigs and related equipment (see Note 9). The warrants were exercisable upon issuance and would have expired on December 31, 1997. During November 1997, the Company registered certain securities with the Commission on a Form S-3 Registration Statement which included the aforementioned 300,000 shares upon exercise of the underlying warrants.

                                  (continued)

                    PATTERSON ENERGY, INC. AND SUBSIDIARIES

10. STOCK OPTIONS AND WARRANTS -- (CONTINUED)
     Tabular Summary -- The following table summarizes information regarding the Company's stock options and warrants granted under the provisions of the aforementioned plans as well as stock options and warrants issued pursuant to certain transactions described in Notes 2 and 9:

                                                                        WEIGHTED AVERAGE
                                                            SHARES       EXERCISE PRICE
                                                           ---------    ----------------
  Granted
    1995...............................................    1,324,000         $ 2.42
    1996...............................................       28,000           4.36
    1997...............................................    1,448,000          11.02
  Exercised
    1995...............................................      224,632         $ 1.91
    1996...............................................      578,032           2.10
    1997...............................................    1,808,720           4.88
  Surrendered
    1995...............................................        7,104         $ 2.07
    1996...............................................      148,364           2.17
    1997...............................................        1,184           2.07
  Outstanding at Year End
    1995...............................................    2,205,156         $ 2.27
    1996...............................................    1,506,760           2.39
    1997...............................................    1,144,856           9.37
  Exercisable at Year End
    1995...............................................    1,605,540         $ 2.19
    1996...............................................    1,080,360           2.30
    1997...............................................      347,800           6.78

11. LEASES

     The Company incurred rent expense, consisting primarily of daily rental charges for the use of drilling equipment, of $1.0 million, $1.8 million and $5.0 million, for the periods ended December 31, 1995, 1996 and 1997, respectively. The Company's obligations under non-cancelable operating lease agreements are not material to the Company's operations.

                                  (continued)

                    PATTERSON ENERGY, INC. AND SUBSIDIARIES

12. INCOME TAXES

     The provision for income taxes for the years ended December 31, 1995, 1996 and 1997 consists of the following (in thousands):

                                                         1995       1996       1997
                                                        -------    -------    -------
Federal:
  Current.............................................  $   139    $    52    $ 9,444
  Deferred income tax expense (benefit)...............   (1,000)    (2,428)     2,420
                                                        -------    -------    -------
                                                           (861)    (2,376)    11,864
State:
  Current.............................................       74        122        909
  Deferred income tax expense.........................       --         --         93
                                                        -------    -------    -------
  Total income tax expense (benefit)..................  $  (787)   $(2,254)   $12,866
                                                        =======    =======    =======

     The effective income tax rate varies from the Federal statutory rate as follows for the years ended December 31, 1995, 1996 and 1997:

                                                            1995       1996      1997
                                                            -----     ------     ----
Statutory tax rate......................................     34.0%      34.0%    35.0%
Net operating loss carryforwards........................    (34.0)        --       --
Reduction of valuation allowance........................    (41.4)    (151.8)      --
Statutory depletion in excess of basis..................       --         --     (1.1)
State income taxes......................................      3.1        6.1      2.9
Alternative minimum taxes...............................      5.8         --       --
Other, net..............................................       --         --     (0.2)
                                                            -----     ------     ----
Effective tax rate......................................    (32.5)%   (111.7)%   36.6%
                                                            =====     ======     ====

     There is $32,885 of prepaid Federal income taxes in other current assets at December 31, 1996 and approximately $5.953 million of accrued Federal income taxes in accrued expenses at December 31, 1997. The Company reduced its accrued Federal and state income tax payable by approximately $2.9 million due to a tax benefit received from the exercise of certain stock options. There are $122,144 and $920,600 of accrued state income taxes in accrued expenses at December 31, 1996 and 1997, respectively.

     As of January 1, 1994, a deferred tax asset valuation allowance of approximately $6 million was due primarily to net operating loss ("NOL") carryforwards which were not expected to be utilized before their respective expiration dates or which benefits the Company was unable to predict would more likely than not be realized. During each of the years ended December 31, 1995 and 1996, the Company changed its estimate with respect to its net deferred tax assets and, accordingly, reduced the related valuation allowance by approximately $1.7 million and $2.1 million, respectively. To the extent the valuation allowance was reduced, the related tax benefit was credited to income tax expense.

                                  (continued)

                    PATTERSON ENERGY, INC. AND SUBSIDIARIES

12. INCOME TAXES -- (CONTINUED)
     The tax effect of significant temporary differences representing deferred tax assets and liabilities and changes therein were as follows (in thousands):

                              JANUARY 1,    NET     JANUARY 1,     NET     JANUARY 1,     NET     DECEMBER 31,
                                 1995      CHANGE      1996      CHANGE       1997      CHANGE        1997
                              ----------   ------   ----------   -------   ----------   -------   ------------
Deferred tax assets:
  Net operating loss
     carryforwards..........   $ 3,560     $ (891)   $ 2,669     $  (258)    $2,411     $(1,195)    $ 1,216
  Investment tax credit
     carryforwards..........       469         --        469         (94)       375          --         375
AMT credit carryforwards....       206         76        282          --        282          --         282
Depletion carryforwards.....       413        199        612        (218)       394        (394)         --
Property and equipment              59        (59)        --          --         --          --          --
Other.......................       285        (13)       272         (18)       254         796       1,050
                               -------     ------    -------     -------     ------     -------     -------
                                 4,992       (688)     4,304        (588)     3,716        (793)      2,923
Valuation allowance.........    (3,786)     1,691     (2,095)      2,095         --          --          --
                               -------     ------    -------     -------     ------     -------     -------
  Deferred tax assets.......     1,206      1,003      2,209       1,507      3,716        (793)      2,923
Deferred tax liabilities:
Property and equipment basis
  difference................      (799)        (3)      (802)     (1,527)    (2,329)     (1,553)     (3,882)
                               -------     ------    -------     -------     ------     -------     -------
  Net deferred tax asset
     (liability)............   $   407     $1,000    $ 1,407     $   (20)    $1,387     $(2,346)    $  (959)
                               =======     ======    =======     =======     ======     =======     =======

     For tax return purposes, the Company had tax NOL carryforwards of approximately $3.5 million at December 31, 1997. If unused, the aforementioned tax NOL carryforwards will expire in various amounts in years 1998 to 2012. During the years ended December 31, 1995, 1996 and 1997, the Company utilized approximately $2.5 million, $2.2 million and $3.6 million, respectively, of NOL carryforwards.

     During 1995, the Company's NOL carryforwards became subject to an annual limitation due to a change of over 50% in the stock ownership of the Company as defined in Internal Revenue Service Code Section 382(g). The NOL carryforwards that can be utilized to offset net income in any year will be equal to approximately $3.348 million plus any unused benefit from the prior year. The NOL limitation is determined by the value of Patterson's equity on August 2, 1995, the day prior to the ownership change, times 5.88%, the Federal long-term exempt rate on that date as published by the U.S. Treasury Department, or $1.808 million, and approximately $1.540 million which is determined by the value of Tucker's equity on July 29, 1996, the day prior to consummation of the Merger, times 5.78%, the Federal long-term exempt rate on that date.

     During the year ended December 31, 1996, the Company began recording non-cash Federal deferred income taxes based primarily on the relationship between the amount of the Company's unused Federal NOL carryforwards and the temporary differences between the book basis and tax basis in the Company's assets.

13. EMPLOYEE BENEFITS

     Effective January 1, 1992, the Company established a 401(k) profit sharing plan for all eligible employees. Company contributions are discretionary. In March 1997 and 1998, the Company contributed $181,256 and $519,559, respectively, to the plan. The amount of the contributions was included in accrued expenses at December 31, 1996 and 1997.

                                  (continued)

                    PATTERSON ENERGY, INC. AND SUBSIDIARIES

14. BUSINESS SEGMENTS

     The Company completed numerous acquisitions of contract drilling assets during fiscal years 1996 and 1997. As a result, substantially all of the Company's consolidated operating revenues, operating profit and identifiable assets as of and for the year ended December 31, 1997, are specifically attributable to the activities of the contract drilling segment. As no other operating segment accounts for more than ten percent of the Company's consolidated operating revenues, operating profit or identifiable assets, segment reporting and separate oil and natural gas disclosures as presented herein and in Notes 15 and 16 are not deemed necessary for the year ended December 31, 1997.

     Management does not anticipate that the quantitative thresholds required for these disclosures will be met in future years. Information concerning the Company's business segments for the years ended December 31, 1995 and 1996 is presented below (in thousands).

                                                                  1995        1996
                                                                --------    --------
Revenues:
  Contract drilling.........................................    $ 57,599    $ 73,590
  Oil and natural gas.......................................       6,845      10,118
                                                                --------    --------
          Total revenues....................................    $ 64,444    $ 83,708
                                                                ========    ========
Income (loss) from operations:
  Contract drilling.........................................       3,384    $  3,869
  Oil and natural gas.......................................         (51)      1,550
                                                                --------    --------
                                                                   3,333       5,419
                                                                --------    --------
  General corporate expense(a)..............................          --      (2,268)
  Interest income...........................................         146         478
  Interest expense..........................................      (1,065)     (1,612)
                                                                --------    --------
  Income before income taxes................................    $  2,414    $  2,017
                                                                ========    ========
Identifiable assets:
  Contract drilling.........................................    $ 52,643    $ 63,506
  Oil and natural gas.......................................      10,348      24,407
                                                                --------    --------
          Total assets......................................    $ 62,991    $ 87,913
                                                                ========    ========
Depreciation, depletion and amortization:
  Contract drilling.........................................    $  5,107    $  6,837
  Oil and natural gas.......................................       2,416       3,123
                                                                --------    --------
          Total depreciation, depletion and amortization....    $  7,523    $  9,960
                                                                ========    ========
Capital expenditures:
  Contract drilling.........................................    $ 15,677    $ 23,353
  Oil and natural gas.......................................       5,107       4,106
                                                                --------    --------
          Total capital expenditures........................    $ 20,784    $ 27,459
                                                                ========    ========

---------------

(a) The general corporate expense for 1996 is comprised entirely of non-recurring acquisition costs. All other general corporate revenues and expenses, except for interest income and interest expense, have been allocated to the business segments of the Company.

                                  (continued)

                    PATTERSON ENERGY, INC. AND SUBSIDIARIES

14. BUSINESS SEGMENTS -- (CONTINUED)
     No customer accounted for more than 10% of the Company's consolidated revenues for the years ended December 31, 1995, 1996 and 1997.

15. OIL AND NATURAL GAS EXPENDITURES

     Gross oil and natural gas expenditures by the Company for the years ended December 31, 1995 and 1996 are summarized below (in thousands):

                                                               1995       1996
                                                              ------     ------
Property acquisition costs..................................  $1,187     $  666
Exploration costs...........................................   3,737      3,684
Development costs...........................................   1,385      2,174
                                                              ------     ------
                                                              $6,309     $6,524
                                                              ======     ======

     The aggregate amount of capitalized costs of oil and natural gas properties as of December 31, 1995 and 1996 is comprised of the following (in thousands):

                                                               1995       1996
                                                              -------   --------
Proved properties...........................................  $15,387   $ 18,071
Accumulated depreciation, depletion and amortization........   (9,009)   (11,412)
                                                              -------   --------
Net proved properties.......................................  $ 6,378   $  6,659
                                                              =======   ========

16. SUPPLEMENTARY OIL AND NATURAL GAS RESERVE INFORMATION AND
    RELATED DATA (UNAUDITED)

     The following table sets forth information with respect to quantities of net proved developed oil and natural gas reserves and changes in those reserves for the years ended December 31, 1995 and 1996. The quantities were estimated by an independent petroleum engineer for the years ended December 31, 1995 and 1996. The Company's proved developed oil and natural gas reserves are located entirely within the United States.

     ESTIMATES OF RESERVES AND PRODUCTION PERFORMANCE ARE SUBJECTIVE AND MAY CHANGE MATERIALLY AS ACTUAL PRODUCTION INFORMATION BECOMES AVAILABLE.

                                  (continued)

                    PATTERSON ENERGY, INC. AND SUBSIDIARIES

16. SUPPLEMENTARY OIL AND NATURAL GAS RESERVE INFORMATION AND
    RELATED DATA (UNAUDITED) -- (CONTINUED)
OIL AND NATURAL GAS RESERVE QUANTITIES

                                                              OIL (BBLS)     GAS (MCF)
                                                              ----------     ---------
                                                                   (IN THOUSANDS)
Estimated quantity, January 1, 1995                               600          3,769
Revision in previous estimates..............................      (59)           549
Extensions, discoveries and other additions.................      405          2,273
Purchases...................................................        2             40
Sales of reserves-in-place..................................       --             --
Production..................................................     (191)        (1,361)
                                                                 ----         ------
Estimated quantity, January 1, 1996.........................      757          5,270
Revision in previous estimates..............................       39            464
Extensions, discoveries and other additions.................      215          1,972
Purchases...................................................      289          1,687
Sales of reserves-in-place..................................       (3)           (87)
Production                                                       (235)        (1,679)
                                                                 ----         ------
Estimated quantity, January 1, 1997.........................    1,062          7,627
                                                                 ====         ======

RESULTS OF OPERATIONS FOR OIL AND NATURAL GAS PRODUCING ACTIVITIES

                                                              YEAR ENDED DECEMBER 31,
                                                                 1995          1996
                                                              ----------     ---------
                                                                   (IN THOUSANDS)
Oil and natural gas sales...................................    $5,400        $8,300
Gain (loss) on sale of oil and natural gas properties.......        38          (102)
Gain on sale of undeveloped properties......................        67            --
                                                                ------        ------
                                                                 5,505         8,198
                                                                ------        ------
Costs and expenses:
  Production costs..........................................     1,715         2,129
  Exploration expenses......................................     1,138         1,453
  Depreciation, depletion and amortization..................     2,289         3,003
  Impairment of oil and natural gas properties..............       159           549
Income tax expense..........................................        69           362
                                                                ------        ------
                                                                 5,370         7,496
                                                                ------        ------
Results of operations for oil and natural gas producing
  activities................................................    $  135        $  702
                                                                ======        ======

                                  (continued)

                    PATTERSON ENERGY, INC. AND SUBSIDIARIES

16. SUPPLEMENTARY OIL AND NATURAL GAS RESERVE INFORMATION AND
    RELATED DATA (UNAUDITED) -- (CONTINUED)
STANDARDIZED MEASURE OF FUTURE NET CASH FLOWS OF PROVED DEVELOPED OIL AND NATURAL GAS RESERVES, DISCOUNTED AT 10% PER ANNUM

                                                                  YEAR ENDED
                                                                 DECEMBER 31,
                                                               1995       1996
                                                              -------   --------
                                                                (IN THOUSANDS)
Future gross revenues.......................................  $22,436   $ 42,930
Future development and production costs.....................   (8,623)   (17,293)
Future income tax expense(a)................................   (2,158)    (6,581)
                                                              -------   --------
Future net cash flows.......................................   11,655     19,056
Discount at 10% per annum...................................   (2,987)    (5,756)
                                                              -------   --------
Standardized measure of discounted future net cash flows....  $ 8,668   $ 13,300
                                                              =======   ========

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

CHANGES IN THE STANDARDIZED MEASURE OF NET CASH FLOWS OF PROVED DEVELOPED OIL AND GAS RESERVES DISCOUNTED AT 10% PER ANNUM

                                                                  YEAR ENDED
                                                                 DECEMBER 31,
                                                              ------------------
                                                               1995       1996
                                                              -------    -------
                                                                (IN THOUSANDS)
Standardized measure at beginning of year...................  $ 5,566    $ 8,668
Sales and transfers of oil and gas produced, net of
  production costs..........................................   (3,891)    (6,288)
Net changes in sales price and future production and
  development costs.........................................      807      2,015
Extensions, discoveries and improved recovery, less related
  costs.....................................................    6,278      9,505
Sales of minerals-in-place..................................       --         --
Revision of previous quantity estimates.....................      667      1,249
Accretion of discount.......................................      574        631
Changes in production rates and other.......................     (230)     1,943
Net change in income taxes..................................   (1,103)    (4,423)
                                                              -------    -------
Standardized measure at end of year.........................  $ 8,668    $13,300
                                                              =======    =======

17. CONCENTRATIONS OF CREDIT RISK

     Financial instruments, which potentially subject the Company to concentrations of credit risk, consist primarily of demand deposits, temporary cash investments and trade receivables.

                                  (continued)

                    PATTERSON ENERGY, INC. AND SUBSIDIARIES

17. CONCENTRATIONS OF CREDIT RISK -- (CONTINUED)
     The Company believes that it places its demand deposits and temporary cash investments with high credit quality financial institutions. At December 31, 1996 and 1997, the Company's demand deposits and temporary cash investments consisted of the following (in thousands):

                                                               1997       1996
                                                              -------    -------
Deposit in FDIC and SIPC-insured institutions under $100,000
  and cash on hand..........................................  $ 1,399    $ 1,490
Deposit in FDIC and SIPC-insured institutions over $100,000
  and cash on hand..........................................    6,223     28,792
                                                              -------    -------
                                                                7,622     30,282
Less outstanding checks and other reconciling items.........   (4,128)    (6,944)
                                                              -------    -------
Cash and cash equivalents...................................    3,494     23,338
Investment in U.S. Treasury securities......................      544        566
                                                              -------    -------
                                                              $ 4,038    $23,904
                                                              =======    =======

     Concentrations of credit risk with respect to trade receivables are primarily focused on contract drilling receivables. The concentration is mitigated by the diversification of customers for which the Company provides drilling services. No significant losses from individual contracts were experienced during the years ended December 31, 1995, 1996 and 1997. Included in general and administrative expense for the periods ended December 31, 1995, 1996 and 1997 are provisions for doubtful receivables of $137,757, $126,596 and $122,069, respectively.

     The carrying values of cash and cash equivalents, marketable securities and trade receivables approximate fair value due to the short-term maturity of these assets.

18. RELATED PARTY TRANSACTIONS

     Use of Assets -- The Company leases a 1981 Beech King-Air 90 airplane owned by an affiliate of the Company's Chairman of the Board/Chief Executive Officer. Under the terms of the lease, the Company pays a monthly rental of $9,200 and its proportionate share of the costs of fuel, insurance, taxes and maintenance of the aircraft. The Company paid approximately $174,455, $267,001 and $171,803 for the lease of the airplane during 1995, 1996 and 1997, respectively.

     Contract Drilling Services -- A company owned in part by a relative of the Chairman of the Board/Chief Executive Officer, contracted drilling services from the Company during 1995, 1996 and 1997. Revenues for 1995, 1996 and 1997 include approximately $597,700, $919,743 and $1.382 million respectively, for these services.

     Sales of Oil -- A company owned in part by a relative of the Chairman of the Board/Chief Executive Officer, acted as the first purchaser of oil produced from leases operated by the Company during 1995, 1996 and 1997. Sales of oil to that entity, both royalty and working interest (including the Company) were approximately $5.9 million, $19.6 million and $12.9 million for 1995, 1996 and 1997, respectively.

     Joint Operation of Oil and Gas Properties -- The Company operates certain oil and natural gas properties in which the Chairman of the Board/Chief Executive Officer, the President/Chief Operating Officer and other persons or entities related to the Company purchased a joint interest ownership with the Company and

                                  (continued)

                    PATTERSON ENERGY, INC. AND SUBSIDIARIES

18. RELATED PARTY TRANSACTIONS -- (CONTINUED) other industry partners. The Company made oil and natural gas production payments (net of royalty) of $3.9 million, $6.3 million and $10.5 million from these properties in 1995, 1996 and 1997, respectively, to the aforementioned persons or entities. These persons or entities reimbursed the Company for joint operating costs of $5.2 million, $5.3 million and $12.8 million in 1995, 1996 and 1997, respectively.

19. SUBSEQUENT EVENTS

     On January 23, 1998, a two-for-one stock split in the form of a 100% stock dividend payable to stockholders of record on January 9, 1998 was effected. Par value remained at $0.01 per common share. Earnings per share, weighted average number of common shares outstanding and all other disclosures regarding the Company's stockholders' equity and related Company sponsored stock option plans for all periods presented reflect the effects of such stock splits.

     On January 5, 1998, the Company completed the acquisition of 100% of the outstanding stock of Lone Star Mud, Inc., a privately-owned, non-affiliated company. The total purchase price of approximately $11.4 million consisted of $1.43 million in cash and 571,328 shares of the Company's common stock valued at $17.41 per share.

     On February 6, 1998, the Company completed its merger with Robertson Onshore Drilling Company for the acquisition of 15 contract drilling rigs, a yard and a shop. The purchase price of $40 million was funded using cash on hand of $3.25 million and proceeds of $36.75 million provided by the Norwest Line.

                               INDEX TO EXHIBITS

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
          2.1            -- Plan and Agreement of Merger dated October 14, 1993,
                            between Patterson Energy, Inc., a Texas corporation, and
                            Patterson Energy, Inc., a Delaware corporation, together
                            with related Certificates of Merger.(1)
          2.2            -- Agreement and Plan of Merger, dated April 22, 1996 among
                            Patterson Energy, Inc., Patterson Drilling Company and
                            Tucker Drilling Company, Inc.(2)
          2.2.1          -- Amendment to Agreement and Plan of Merger, dated May 16,
                            1996 among Patterson Energy, Inc., Patterson Drilling
                            Company and Tucker Drilling Company, Inc.(3)
          2.3            -- Asset Purchase Agreement, dated April 22, 1997, among and between Patterson Drilling Company and Ziadril, Inc.(4)
          2.4            -- Asset Purchase Agreement, dated June 4, 1997, among
                            Patterson Energy Inc., Patterson Drilling Company and
                            Wes-Tex Drilling Company.(5)
          2.4.1          -- Amendment to Asset Purchase Agreement, dated June 4,
                            1997, among Patterson Energy Inc., Patterson Drilling
                            Company and Wes-Tex Drilling Company.(5)
          2.5            -- Agreement, dated June 4, 1997, among Patterson Energy
                            Inc., Patterson Drilling Company, Greathouse Foundation
                            and Myrle Greathouse, Trustee under Agreement dated June
                            2, 1997.(5)
          2.6            -- Asset Purchase Agreement, dated September 4, 1997, among
                            Patterson Energy Inc., Patterson Drilling Company and
                            McGee Drilling Company.(4)
          2.7            -- Asset Purchase Agreement dated November 14, 1997 among
                            Patterson Energy, Inc., Patterson Drilling Company and V
                            & B Drilling Company.(6)
          2.8            -- Asset Purchase Agreement dated November 20, 1997 among
                            Patterson Drilling Company and Circle R Drilling, Ltd.
                            1981-A.(6)
          2.9            -- Asset Purchase Agreement, dated May 23, 1995, between
                            Perry E. Esping and Patterson Energy, Inc., together with
                            related Stock Purchase Warrant and Registration Rights
                            Agreement.(13)
          2.10           -- Agreement and Plan of Merger dated January 20, 1998,
                            among Patterson Energy, Inc., Patterson Onshore Drilling
                            Company and Robertson Onshore Drilling Company.(7)
          3.1            -- Restated Certificate of Incorporation.(8)
          3.1.1          -- Certificate of Amendment to the Certificate of
                            Incorporation.(9)
          3.1.2          -- Certificate of Amendment to the Certificate of
                            Incorporation.
          3.2            -- Bylaws.(1)
          4.1            -- Excerpt from Restated Certificate of Incorporation of
                            Patterson Energy, Inc. regarding authorized Common Stock
                            and Preferred Stock.(10)
          4.2            -- Registration Rights Agreement, dated June 12, 1997, among
                            Patterson Energy Inc. and Wes-Tex Drilling Company,
                            Greathouse Foundation and Myrle Greathouse, Trustee under
                            Agreement dated June 2, 1997.(11)
          4.3            -- Stock Purchase Warrant of Patterson Energy, Inc., dated
                            June 12, 1997.(11)
         10.1            -- Credit Agreement dated December 9, 1997 among Patterson
                            Energy, Inc., Patterson Drilling Company, Patterson
                            Petroleum, Inc., Patterson Trading Company, Inc. and
                            Norwest Bank Texas, N.A.(6)

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
         10.1.1          -- Promissory Note dated December 9, 1997 among Patterson
                            Energy, Inc. and Norwest Bank Texas, N.A.(6)
         10.1.2          -- Security Agreement dated December 9, 1997 between
                            Patterson Drilling Company and Norwest Bank Texas,
                            N.A.(6)
         10.1.3          -- Corporate Guarantees of Patterson Drilling Company,
                            Patterson Petroleum, Inc. and Patterson Petroleum Trading
                            Company, Inc.(6)
         10.2            -- Aircraft Lease, dated January 15, 1998,(effective January
                            1, 1998) between Talbott Aviation, Inc. and Patterson
                            Energy, Inc.
         10.3            -- Participation Agreement, dated October 19, 1994, between
                            Patterson Petroleum Trading Company, Inc. and BHT
                            Marketing, Inc.(12)
         10.3.1          -- Participation Agreement dated October 24, 1995, between
                            Patterson Petroleum Trading Company, Inc. and BHT
                            Marketing, Inc.(13)
         10.4            -- Crude Oil Purchase Contract, dated October 19, 1994,
                            between Patterson Petroleum, Inc. and BHT Marketing,
                            Inc.(14)
         10.4.1          -- Crude Oil Purchase Contract, dated October 24, 1995,
                            between Patterson Petroleum, Inc. and BHT Marketing,
                            Inc.(13)
         10.5            -- Patterson Energy, Inc. 1993 Stock Incentive Plan, as
                            amended(15)
         10.6            -- Patterson Energy, Inc. Non-Employee Directors' Stock
                            Option Plan, as amended.(16)
         10.7            -- Consulting and Stock Option Agreement, dated as of
                            November 15, 1994, between Patterson Energy, Inc. and E.
                            Peter Hoffman, Jr.(13)
         10.8            -- Consulting and Stock Option Agreement, dated as of
                            February 15, 1995, between Patterson Energy, Inc. and E.
                            Peter Hoffman, Jr.(13)
         10.9            -- Consulting and Stock Option Agreement, dated as of August
                            2, 1995, between Patterson Energy, Inc. and E. Peter
                            Hoffman, Jr.(13)
         10.10           -- Model Form Operating Agreement.(17)
         10.11           -- Form of Drilling Bid Proposal and Footage Drilling
                            Contract.(17)
         10.12           -- Form of Turnkey Drilling Agreement.(17)
         11.1            -- Statement re Computation of Per Share Earnings.
         21.1            -- Subsidiaries of the registrant.
         23.1            -- Consent of Independent Accountants, Coopers & Lybrand
                            L.L.P.
         23.2            -- Consent of Independent Public Accountants, Arthur
                            Andersen LLP
         27.1            -- Financial Data Schedule as of December 31, 1995, 1996 and
                            1997 and for each of the quarters ended March 31, 1996
                            and 1997, June 30, 1996 and 1997 and September 30, 1996
                            and 1997.

---------------

 (1) Incorporated herein by reference to Item 27, "Exhibits" to Amendment No. 2 to Registration Statement on Form SB-2 (File No. 33-68058-FW); filed October 28, 1993.

 (2) Incorporated by reference to Item 7, "Financial Statements and Exhibits" to Form 8-K dated April 22, 1996 and filed on April 30, 1996.

 (3) Incorporated by reference to Item 7, "Financial Statements and Exhibits" to Form 8-K dated May 16, 1996 and filed on May 22, 1996.

 (4) Incorporated herein by reference to Item 16, "Exhibits" to Amendment No. 1 to Registration Statement on Form S-3 (File No. 333-29035); filed August 5, 1997.

 (5) Incorporated herein by reference to Item 7, "Financial Statements and Exhibits", to Form 8-K dated September 3, 1997; filed September 11, 1997.

 (6) Incorporated herein by reference to Item 7, "Financial Statements and Exhibits" to Form 8-K dated November 14, 1997 and filed December 24, 1997.

 (7) Incorporated herein by reference to Item 7, "Financial Statements and Exhibits," to Form 8-K dated January 23, 1998; filed February 3, 1998.

 (8) Incorporated herein by reference to Item 6, "Exhibits and Reports on Form 8-K" to Form 10-Q for the quarterly period ended September 30, 1996; filed August 12, 1996.

 (9) Incorporated herein by reference to Item 6. "Exhibits and Reports on Form 8-K" to Form 10-Q for the quarterly period ended June 30, 1997; filed August 14, 1997.

(10) Incorporated by reference to Item 16, "Exhibits" to Registration Statement on Form S-3 filed with the Securities Exchange Commission on December 18, 1996.

(11) Incorporated herein by reference to Item 7, "Financial Statements and Exhibits", to Form 8-K dated September 12, 1997; filed September 19, 1997.

(12) Incorporated by reference to Item 27, "Exhibits" to Post Effective Amendment No. 1 to Registration Statement on Form SB-2(File No. 33-68058-FW).

(13) Incorporated by reference to Item 7, "Financial Statements and Exhibits" to Form 10-KSB for the year ended December 31, 1995.

(14) Incorporated by reference to Item 5, "Other Items" to Form 8-K dated December 1, 1995 and filed on January 16, 1996.

(15) Incorporated herein by reference to Item 8, "Exhibits" to Registration Statement on Form S-8 (File No. 333-47917); filed March 13, 1998.

(16) Incorporated herein by reference to Item 8, "Exhibits" to Registration Statement on Form S-8 (File No. 33-39471); filed November 4, 1997.

(17) Incorporated by reference to Item 27, "Exhibits" to Registration Statement filed with the Securities and Exchange Commission on August 30, 1993.