Form 10-Q
period 1998-03-31
PATTERSON ENERGY INC
filed 1998-05-15
CIK 889900

--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

    [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended March 31, 1998

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

                               Yes [x]       No [ ]

As of May 12, 1998 the issuer had outstanding 31,667,132 shares of common stock, $0.01 par value, its only class of voting stock.

--------------------------------------------------------------------------------

                                      PATTERSON ENERGY, INC. AND SUBSIDIARIES

                                                       INDEX

                                                                                                       PAGE
                                                                                                       ----
   Report of Independent Accountants................................................................     3

   Part I - Financial Information

         Item 1.     Financial Statements

                         Unaudited condensed consolidated balance sheets............................     4

                         Unaudited condensed consolidated statements of operations..................     6

                         Unaudited condensed consolidated statement of stockholders' equity.........     7

                         Unaudited condensed consolidated statements of cash flows..................     8

                         Notes to unaudited condensed consolidated financial statements.............    10

         Item 2.     Management's Discussion and Analysis of Financial Condition and
                         Results of Operations......................................................    14

   Cautionary Statement for Purposes of the "Safe Harbor"
         Provisions of the Private Securities Litigation Reform Act of 1995.........................    17

   Part II - Other Information

         Item 6.     Exhibits and Reports on Form 8-K...............................................    18

   Signatures.......................................................................................    22

                        REPORT OF INDEPENDENT ACCOUNTANTS

The Board of Directors and Stockholders
of Patterson Energy, Inc.:

We have reviewed the accompanying condensed consolidated balance sheet of Patterson Energy, Inc. and its Subsidiaries as of March 31, 1998, and the related condensed consolidated statements of operations and cash flows for the three months ended March 31, 1998 and 1997 and the related condensed consolidated statement of stockholders' equity for the three months ended March 31, 1998. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical review procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying condensed consolidated financial statements for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet as of December 31, 1997 and the related consolidated statements of income and cash flows for the year then ended (not presented herein); and in our report dated February 27, 1998, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1997 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

                                           /s/  COOPERS & LYBRAND L.L.P.
Dallas, Texas
April 30, 1998

                         PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

         THE FOLLOWING UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS INCLUDE ALL ADJUSTMENTS WHICH IN THE OPINION OF MANAGEMENT ARE NECESSARY IN ORDER TO MAKE SUCH FINANCIAL STATEMENTS NOT MISLEADING.

                     PATTERSON ENERGY, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                   (Unaudited)

                                                        December 31,  March 31,
                                                           1997         1998
                                                        -----------------------
                                                             (in thousands)
Current assets:
   Cash and cash equivalents ..........................  $ 23,338     $ 16,281
   Marketable securities ..............................       566           --
   Accounts receivable:
          Trade .......................................    44,732       44,221
          Oil and natural gas sales ...................       773        1,007
        Other .........................................        --          638
   Costs of uncompleted drilling contracts in excess
       of related billings ............................        --          580
   Inventory ..........................................        --          973
   Deferred income taxes ..............................     2,309        1,387
   Undeveloped oil and natural gas properties held
       for resale .....................................     4,781        6,720
   Other current assets ...............................       515        2,680
                                                         --------     --------

             Total current assets .....................    77,014       74,487
Property and equipment, at cost, net ..................   100,405      133,444
Intangible assets, net ................................    24,644       44,470
Other assets ..........................................     1,137          724
                                                         --------     --------
             Total assets .............................  $203,200     $253,125
                                                         ========     ========

    The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.
                                       4

                     PATTERSON ENERGY, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS - CONTINUED

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                   (Unaudited)

                                                           December 31,  March 31,
                                                              1997         1998
                                                           ------------  ---------
                                                               (in thousands)
Current liabilities:
   Current maturities of notes payable ...................  $  1,467     $  5,463
   Accounts payable:
     Trade ...............................................    12,126       13,288
     Revenue distribution ................................     3,352        2,759
     Other ...............................................     1,569        1,386
   Accrued expenses ......................................     5,142        7,860
   Accrued state and federal income taxes payable ........     6,874        2,778
                                                            --------     --------
             Total current liabilities ...................    30,530       33,534
Deferred income taxes ....................................     3,268        3,268
Deferred liabilities .....................................       687          167
Notes payable, less current maturities ...................    21,783       54,537
                                                            --------     --------
             Total liabilities ...........................    56,268       91,506
                                                            --------     --------

Commitments and contingencies ............................        --           --

Stockholders' equity:
   Preferred stock - par value $.01; authorized
     1,000,000 shares, no shares issued ..................        --           --
   Common stock - par value $.01; authorized
     50,000,000 shares with 30,967,084 and
     31,622,732 issued and outstanding at
     December 31, 1997 and March 31, 1998,
     respectively ........................................       310          316
   Additional paid-in capital ............................   102,306      112,454
   Retained earnings .....................................    44,316       48,849
                                                            --------     --------
             Total stockholders' equity ..................   146,932      161,619
                                                            --------     --------
             Total liabilities and stockholders' equity ..  $203,200     $253,125
                                                            ========     ========

    The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.
                                       5

                     PATTERSON ENERGY, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)

                                                   Three Months Ended
                                                       March 31,
                                                 ----------------------
                                                   1997          1998
                                                 --------      --------
                                          (in thousands, except per share data)
Operating revenues:
    Drilling ..................................  $ 27,564      $ 54,297
    Drilling fluids ...........................        --         4,269
    Oil and natural gas sales .................     2,633         1,795
    Well operation fees .......................       407           374
    Other .....................................        37            16
                                                 --------      --------
                                                   30,641        60,751
                                                 --------      --------
Operating costs and expenses:
    Direct drilling costs .....................    22,320        40,069
    Drilling fluids ...........................        --         2,971
    Lease operating and production ............       517           527
    Impairment of oil and natural gas
       properties .............................       150           300
    Exploration costs .........................       159           169
    Dry holes and abandonments ................       223            22
    Depreciation, depletion and amortization ..     3,295         6,171
    General and administrative expense ........     1,337         2,661
                                                 --------      --------
                                                   28,001        52,890
                                                 --------      --------
Operating income ..............................     2,640         7,861
                                                 --------      --------
Other income (expense):
    Net gain on sale of assets ................       135           159
    Interest income ...........................       284           165
    Interest expense ..........................      (483)         (899)
    Other .....................................        19            25
                                                 --------      --------
                                                      (45)         (550)
                                                 --------      --------
Income before income taxes ....................     2,595         7,311
                                                 --------      --------
Income tax expense:
    Current ...................................       497         1,856
    Deferred ..................................       458           922
                                                 --------      --------
                                                      955         2,778
                                                 --------      --------
Net income ....................................  $  1,640         4,533
                                                 ========      ========
Net income per common share:
    Basic .....................................  $   0.06      $   0.14
                                                 ========      ========
    Diluted ...................................  $   0.06      $   0.14
                                                 ========      ========

Weighted average number of common shares
    outstanding:
    Basic .....................................    25,585        31,566
                                                 ========      ========
    Diluted ...................................    26,415        31,835
                                                 ========      ========


    The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.
                                       6

                     PATTERSON ENERGY, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                   (Unaudited)
                                 (in thousands)


                                    Common Stock
                               ---------------------
                               Number of                Additional    Retained
                                Shares       Amount   paid-in capital earnings      Total
                               --------     --------  --------------- --------     --------
Balance, December 31, 1997 ..    30,967     $    310     $102,306     $ 44,316     $146,932
Issuance of common stock ....       571            5        9,941           --
                                                                                      9,946
Exercise of stock options ...        85            1          207           --
                                                                                        208
Net income ..................        --           --           --        4,533        4,533
                               --------     --------     --------     --------     --------

Balance, March 31, 1998 .....    31,623     $    316     $112,454     $ 48,849     $161,619
                               ========     ========     ========     ========     ========


    The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.
                                       7

                     PATTERSON ENERGY, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                         Three Months Ended
                                                                              March 31,
                                                                       ----------------------
                                                                         1997          1998
                                                                       --------      --------
                                                                           (in thousands)
Cash flows from operating activities:
    Net income ......................................................  $  1,640      $  4,533
     Adjustments to reconcile net income to net cash
        from operating activities:
     Depreciation, depletion and amortization .......................     3,295         6,171
     Impairment of oil and natural gas properties ...................       150           300
     Net gain on sale of assets .....................................      (135)         (159)
     Deferred income tax expense ....................................       458           922
     Tax benefit related to exercise of stock options ...............       878            --
     Decrease in deferred compensation liabilities ..................        (6)         (520)
           Change in operating assets and liabilities:
                  (Increase) decrease in trade accounts receivable ..       (60)          511
                  (Increase) decrease in oil and natural gas
                       sales receivable .............................        26          (234)
                Increase in inventory held for resale ...............        --          (973)
                  Increase in undeveloped oil and natural gas
                       properties held for resale ...................      (237)       (1,939)
                  (Increase) decrease in other current assets .......       240        (3,383)
                  Increase (decrease) in trade accounts payable .....    (2,238)        1,162
                  Increase (decrease) in revenue distribution
                       payable ......................................       814          (593)
                  Decrease in accrued state and federal
                       income taxes payable .........................        --        (4,096)
                  Increase in accrued expenses ......................       847         2,718
                  Decrease in other current payables ................        --          (183)
                                                                       --------      --------
                      Net cash provided by operating activities .....     5,672         4,237
                                                                       --------      --------
Cash flows from investing activities:
     Sales of investment securities .................................        --           566
     Acquisitions ...................................................        --       (41,879)
     Purchases of property and equipment ............................    (7,912)       (7,511)
     Sales of property and equipment ................................       135           159
     Change in other assets .........................................        (9)          413
                                                                       --------      --------
                      Net cash used in investing activities .........    (7,786)      (48,252)
                                                                       --------      --------
Cash flows from financing activities:
     Proceeds from notes payable ....................................        --        40,150
     Payments of notes payable ......................................   (25,849)       (3,400)
     Issuance of common stock .......................................    59,401            --
     Proceeds from exercise of stock options ........................       483           208
                                                                       --------      --------
                      Net cash provided by financing activities .....    34,035        36,958
                                                                       --------      --------
                      Net increase (decrease) in cash
                       and cash equivalents .........................    31,921        (7,057)
                                                                       --------      --------
Cash and cash equivalents at beginning of period ....................     3,494        23,338
                                                                       --------      --------
Cash and cash equivalents at end of period ..........................  $ 35,415      $ 16,281
                                                                       ========      ========

Supplemental disclosure of cash flow information:
     Cash paid during the period for:
       Interest .....................................................  $    483      $    899
       Income taxes .................................................  $     --      $  8,000

    The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.
                                       8

                     PATTERSON ENERGY, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS- CONTINUED
                                   (Unaudited)


         Supplemental disclosure of cash flow information - continued:

          During the three months ended March 31, 1998, the Company acquired Lone Star Mud, Inc. and Robertson Onshore Drilling Company for an aggregate purchase price of approximately $55,225,000 of which, $41,879,000 was paid in cash as follows (See Note 2):


                                                            (in thousands)
 Purchase price...........................................     $ 55,225
   Less non-cash item:
      Common stock issued.................................       (9,946)
      Debt assumed........................................       (3,400)
                                                               --------
        Total cash paid...................................     $ 41,879
                                                               ========

    The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.
                                       9

                     PATTERSON ENERGY, INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.       BASIS OF CONSOLIDATION AND PRESENTATION

         The consolidated financial statements include the accounts of Patterson Energy, Inc. ("Patterson") and its wholly-owned subsidiaries, Patterson Drilling Company, Patterson Onshore Drilling Company, Lone Star Mud, Inc., Patterson Petroleum, Inc., Patterson Petroleum Trading Company, Inc. and Patterson Drilling Programs, Inc. (collectively referred to hereafter as the "Company"). All significant intercompany accounts and transactions have been eliminated.

         The interim condensed consolidated financial statements have been prepared by management of the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations, although the Company believes the disclosures included herein are adequate to make the information presented not misleading. In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for presentation of the information have been included. The unaudited condensed consolidated balance sheet as of December 31, 1997, as presented herein, was derived from the audited balance sheet, but does not include all disclosures required by generally accepted accounting principles.

         The results of operations for the three months ended March 31, 1998, are not necessarily indicative of the results to be expected for the full year.

         Certain reclassifications have been made to the 1997 consolidated financial statements in order for them to conform with the 1998 presentation.

         The Company's earnings per share and weighted average number of common shares outstanding for all periods presented and, as otherwise indicated herein, reflect two-for-one splits of the Company's common stock effected in July 1997 and in January 1998.

2.       RECENT ACQUISITIONS

         On January 5, 1998, the Company acquired 100% of the outstanding stock of Lone Star Mud, Inc. ("Lone Star"), a privately-owned, non-affiliated company based in Midland, Texas. The purchase price of approximately $12.98 million consisted of $1.430 million in cash, 571,328 million shares of the Company's common stock valued at $17.41 per share, which was the market price on the acquisition date, the assumption of $1.6 million of debt and approximately $3,300 of other direct costs incurred related to the transaction. Pursuant to certain terms of the Company's existing loan agreement with Norwest Bank Texas, N.A. ("Norwest"), the outstanding balance of the above mentioned note payable was paid in full. The fair market values of the assets acquired were estimated and the purchase price, as of the date of the acquisition, was allocated as follows (in thousands):

Net assets acquired..........................        $   3,069
Goodwill.....................................            9,911
                                                     ---------
   Total purchase price......................        $  12,980
                                                     =========

                     PATTERSON ENERGY, INC. AND SUBSIDIARIES
    NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED

2.       RECENT ACQUISITIONS - CONTINUED

         On February 6, 1998, the Company completed the merger of Robertson Onshore Drilling Company ("Robertson") a privately-owned, non-affiliated, contract drilling company based in Dallas, Texas, with and into Patterson Onshore Drilling Company, a wholly-owned subsidiary of Patterson Drilling Company. The purchase price of approximately $42.245 million was funded using cash on hand of approximately $3.695 million, proceeds of $36.75 million provided by the Company's line of credit and the assumption of $1.8 million of debt. The assets acquired consisted of 15 operable drilling rigs and a shop and yard located in Liberty City, Texas. The purchase price, as of the date of the acquisition, was allocated based on estimated fair values as follows (in thousands):

Net assets acquired.........................................      $  31,565
Goodwill....................................................         10,680
                                                                  ---------
                   Total purchase price.....................      $  42,245
                                                                  =========

         On June 12, 1997, the Company consummated an acquisition to purchase the contract drilling assets of Wes-Tex Drilling Company ("Wes-Tex"), a privately-held, non-affiliated company based in Abilene, Texas, for a purchase price of approximately $35.4 million; consisting of $25 million in cash, 283,000 shares of Patterson common stock valued at $31.50 per share, which represented the approximate fair market value on the date the terms of the acquisition were agreed to and announced, a three-year stock purchase warrant (valued at $6.24 per share) to purchase 200,000 additional shares of Patterson common stock at an exercise price of $32.00 per share and approximately $190,000 of other direct costs incurred relative to the transaction. The acquisition was funded using $19.0 million of the Company's cash on hand and $6.0 million provided by the Company's $30.0 million line of credit. The assets acquired consisted of 21 contract drilling rigs, all related rolling stock and a shop and yard. The purchase price, as of the date of acquisition, was allocated based on estimated fair values as follows (in thousands):

Contract drilling assets...................................       $  17,450
Goodwill...................................................          16,629
Covenants not to compete ..................................           1,273
                                                                  ---------
                  Total purchase price ....................       $  35,352
                                                                  =========

         As the acquisitions of both Robertson and Wes-Tex are significant to the Company's operations, the following summary for the three months ended March 31, 1997 and 1998, prepared on a pro forma basis, combines the consolidated results of operations as if Robertson and Wes-Tex had been acquired on January 1, 1997, after including the impact of certain adjustments, such as restatement of depreciation using the fair values instead of the book values of the assets acquired, the increased interest expense on the acquisition debt, increased amortization expense on intangible assets and the related income tax effects.

                                                          1997                    1998
                                                   -------------------     -------------------
                                                      (in thousands, except per share data)
Revenues.......................................        $ 49,770                $ 66,509
Net income.....................................             866                   4,706
Net income per basic share.....................             .03                     .15
Net income per diluted share...................             .03                     .15

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

                     PATTERSON ENERGY, INC. AND SUBSIDIARIES
    NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED

3.       INTANGIBLE ASSETS

         Intangible assets as of the balance sheet date consist of covenants not to compete and goodwill arising from the Company's acquisitions completed during fiscal year 1997 and the three months ended March 31, 1998 (as described above in Note 2). The covenants are being amortized on a straight line basis over their contractual lives of five years. Goodwill, representing the excess of the purchase price over the estimated fair value of the assets acquired, is being amortized on a straight line basis over fifteen years.

         Intangible assets consisted of the following at March 31, 1998 (in thousands):

Goodwill......................................       $  43,852
Covenants not to compete......................           1,673
Other.........................................             653
                                                     ---------
                                                        46,178
Less accumulated amortization.................          (1,708)
                                                     ---------
                                                     $  44,470
                                                     =========

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

4.       NOTE PAYABLE

         During February 1998, the Company amended its loan agreement with Norwest increasing its line of credit from $60 million to $70 million. The Company's debt to tangible net worth ratio requirement increased from 1.2:1.0 to 1.50:1.00 and the Company's current ratio requirement increased from 1.25:1.00 to 1.40:1.00. In conjunction with the increased credit facility, the Company paid a $25,000 origination fee.

5.       STOCKHOLDERS' EQUITY

         On December 8, 1997, Patterson's Board of Directors authorized a two-for-one stock split in the form of a 100% stock dividend payable on January 23, 1998. The stockholders of Patterson, at a Special Meeting of Stockholders on December 30, 1997, approved an amendment to Patterson's Certificate of Incorporation increasing the number of authorized shares of common stock from 18,000,000 to 50,000,000. Par value of the Company's common stock remained at $0.01 per common share. Accordingly, earnings per share and weighted average number of common shares outstanding for all periods presented herein reflect the effects of the stock split.

         During January 1998, the Company issued 571,328 shares of its common stock as partial consideration for the Company's acquisition of Lone Star (See
Note 2). The common stock was valued at $17.41 per share for purposes of the transaction.

                     PATTERSON ENERGY, INC. AND SUBSIDIARIES
    NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED

6.       RECENT ACCOUNTING STANDARDS

         During the quarter ended March 31, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("Statement 130") which establishes standards for reporting and presentation of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. Statement 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. Statement 130 requires that an enterprise (i) classify items of other comprehensive income by their nature in a financial statement and (ii) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. The Company's adoption of Statement 130 did not result in any significant changes to its related reporting disclosures.

         During the quarter ended March 31, 1998, the Company adopted Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information" ("Statement 131"). Statement 131 establishes revised guidelines for determining an entity's operating segments and the type and level of financial information to be disclosed. The Company's adoption of Statement 131 did not result in any significant changes to its related reporting disclosures.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

LIQUIDITY AND CAPITAL RESOURCES

         As of March 31, 1998, the Company had working capital of approximately $41 million and cash and cash equivalents of approximately $16.3 million as compared to a working capital of approximately $46.5 million and cash and cash equivalents of approximately $23.3 million as of December 31, 1997. The decrease in the Company's working capital at March 31, 1998 was largely attributable to cash expended by the Company related to acquisitions completed during the three months then ended. Approximately $5.1 million of the aggregate purchase price of such acquisitions was funded using cash on hand at the respective dates of acquisition. Additionally, as a result of the above mentioned transactions the Company assumed approximately $3.4 million of debt which was subsequently paid in full using cash on hand. For the three months ended March 31, 1998, the Company generated net cash from operations of approximately $4.237 million, received proceeds of approximately $208,000 from the exercise of stock options, sold property and equipment for proceeds of approximately $159,000, received approximately $566,000 from the sale of investment securities and borrowed $40.15 million under an existing credit facility. These funds were used primarily to acquire drilling and other related equipment and associated intangible assets of approximately $48.390 million, to fund leasehold acquisition, exploration and development of approximately $1.0 million and to reduce certain notes payable by approximately $3.4 million.

         On January 5, 1998, the Company completed the acquisition of Lone Star Mud, Inc. ("Lone Star"), a privately-owned, non-affiliated company based in Midland, Texas for a purchase price of approximately $12.98 million consisting of $1.430 million in cash, 571,328 shares of the Company's common stock valued at $17.41 per share, which was the market price on the acquisition date, the assumption of $1.6 million of debt and approximately $3,300 of direct costs incurred related to the acquisition. Lone Star is a provider of drilling fluids to the oil and natural gas industry. Management of the Company viewed the acquisition as an opportunity to enter into a related segment of the oilfield service industry, which would integrate well with the Company's existing operations.

         On February 6, 1998, the Company completed its merger with Robertson Onshore Drilling Company ("Robertson"), a privately owned, non-affiliated contract drilling company based in Dallas, Texas. The purchase price of $42.245 million consisted of $3.25 million in cash, $36.75 million provided by the Company's line of credit, the assumption of $1.8 million of debt and approximately $444,000 of direct costs incurred related to the acquisition. As a result of the merger, the Company acquired 15 operable drilling rigs, increasing the Company's rig fleet to 114 drilling rigs, and a shop and yard located in Liberty City, Texas.

         During February 1998, the Company amended its existing line of credit agreement with Norwest Bank Texas, N.A. increasing the credit facility from $60 million to $70 million. Certain of the underlying covenants were amended; however, the basic terms of the agreement remained unchanged. Currently, the Company has $10 million of available credit facility remaining under the agreement.

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

RESULTS OF OPERATIONS

Comparison of the three months ended March 31, 1998 and 1997

         For the three months ended March 31, 1998, contract drilling revenues were approximately $54.3 million as compared to $27.6 million for the same period in 1997; an increase of 97%. Average rig utilization was 70% for the three months ended March 31, 1998, as compared to 86% for the same period in 1997. Direct contract drilling expenses for the three months ended March 31, 1998 were approximately $40 million, or 74% of the contract drilling revenues, as compared to approximately $22.3 million, or 81% of the contract drilling revenues, for the same period in 1997. The increase in contract drilling revenues and direct contract drilling expenses is largely attributable to the addition of 50 drilling rigs to the Company's operable drilling fleet since April 1997. General and administrative expense for the contract drilling segment was approximately $1.9 million for the three months ended March 31, 1998 as compared to $1.0 million for the same period in 1997. The increase in general and administrative expense for the three months ended March 31, 1998 was largely attributable to the addition of the Dallas, Texas administrative office acquired in the Company's merger with Robertson. As a result of the Company's acquisitions, depreciation and amortization expense for the contract drilling segment increased from approximately $2.2 million for the three months ended March 31, 1997 to approximately $5.1 million for the same period in 1998. For the three months ended March 31, 1998, operating income from this segment was approximately $7.2 million as compared to approximately $2.157 million for the same period in 1997.

         The Company derives substantially all of its operating revenues and profit from its contract drilling operations; however, the Company realized revenues from other operating activities of approximately $6.5 million for the fiscal quarter ended March 31, 1998 as compared to $3.1 for the same quarter in 1997. The increase in the current year revenues was attributable to the Company's addition of Lone Star during January 1998, which generated approximately $4.3 million of from its drilling fluid services. For the quarter ended March 31, 1998, the Company incurred operating costs of approximately $5.8 million related to its other operating activities, including approximately $1.1 million of depreciation, depletion and amortization and approximately $712,000 of general and administrative expense. This compares to operating costs of approximately $2.5 million, including $1.1 million of depreciation, depletion and amortization and approximately $337,000 of general and administrative expense for the same period in 1997. Operating income from the Company's other operating activities for the three months ended March 31, 1998 was approximately $711,000 as compared to approximately $637,000 for the fiscal quarter ended March 31, 1997.

         For the three months ended March 31, 1998, interest expense was approximately $899,000 as compared to $483,000 for the same period in 1997. The 1997 interest expense amount includes approximately $265,000 of prepayment penalties and fees incurred as a result of the Company's early retirement of its notes payable during the first quarter of 1997 using proceeds provided by its equity offering completed during that time. Interest income for the first three months of 1998 was approximately $165,000 as compared to approximately $284,000 in 1997. The Company recognized a net gain on the sale of property and equipment of approximately $159,000 for the three months ended March 31, 1998 as compared to a net gain of approximately $135,000 for the same period in 1997.

         As a result of the Company's increased profitability and reduced benefit of certain deferred tax assets, the Company incurred income tax expense of approximately $2.8 million as compared to approximately $955,000 in 1997. As previously reported, the Company fully reduced its valuation allowance existing against its deferred tax assets in prior periods recognizing the related benefit. To the extent the Company generates income in excess of its remaining deferred tax assets, it will incur income tax expense at its effective statutory rate.

VOLATILITY OF OIL AND NATURAL GAS PRICES AND ITS IMPACT ON OPERATIONS

         The Company's revenue, profitability and future rate of growth are substantially dependent upon prevailing prices for oil and natural gas, both with respect to its contract drilling and its oil and natural gas segments. Historically, oil and natural gas prices and markets have been extremely volatile. Prices are affected by market supply and demand factors as well as actions of state and local agencies, the United States and foreign governments and international cartels. All of these are beyond the control of the Company. Any significant or extended decline in oil and/or natural gas prices will have a material adverse effect on the Company's financial condition and results of operations. The sharp decline in crude oil prices beginning in the fourth quarter of 1997 has adversely impacted the Company's operations. Should oil prices remain at current levels or continue to decline or natural gas prices begin to decline, the Company's operations could be further adversely affected.

IMPACT OF INFLATION

         The Company believes that inflation will not have a significant impact on its financial position.

RECENT ACCOUNTING STANDARDS

         During the quarter ended March 31, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("Statement 130") which establishes standards for reporting and presentation of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. Statement 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. Statement 130 requires that an enterprise (i) classify items of other comprehensive income by their nature in a financial statement and (ii) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. The Company's adoption of Statement 130 did not result in any significant changes in its reporting disclosures.

         During the quarter ended March 31, 1998, the Company adopted Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information" ("Statement 131"). Statement 131 establishes revised guidelines for determining an entity's operating segments and the type and level of financial information to be disclosed. The Company's adoption of Statement 131 did not result in any significant changes in its reporting disclosures.

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

                                 ---------------

    CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE
                PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

         "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Item 2 of this Report contains forward-looking statements which are made pursuant to the "safe harbor" provisions of The Private Securities Litigation Reform Act of 1995. These statements include, without limitation, statements relating to: liquidity; financing of operations; continued volatility of oil and natural gas prices; source and sufficiency of funds required for immediate capital needs and additional rig acquisitions (if further opportunities arise); and such other matters. The words "believes," "plans," "intends," "expected" or "budgeted" and similar expressions identify forward-looking statements. The forward-looking statements are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions, expected future developments and other factors it believes are appropriate in the circumstances. The Company does not undertake to update, revise or correct any of the forward-looking information. Factors that could cause actual results to differ materially from the Company's expectations expressed in the forward-looking statements include, but are not limited to, the following: intense competition in the contract drilling industry; volatility of oil and natural gas prices; market conditions for contract drilling services; drill-pipe shortage; operational risks (such as blow outs, fires and loss of production); labor shortage, primarily qualified drilling rig personnel; insurance coverage limitations and requirements; potential liability imposed by government regulation of the contract drilling industry (including environmental regulation); the substantial capital expenditures required to fund its operations; no assurance of additional growth through acquisitions; risk associated with recent rapid growth; and the loss of key personnel, particularly Cloyce A. Talbott and A. Glenn Patterson, the Chairman and Chief Executive Officer and the President and Chief Operating Officer of the Company, respectively. For a more complete explanation of these various factors, see "Cautionary Statement for Purposes of the 'Safe Harbor' Provisions of the Private Securities Litigation Reform Act of 1995" included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997, beginning on page 10.

                                 ---------------

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

        (a)       EXHIBITS.

        The following exhibits are filed herewith or incorporated by reference:

       2.1 Plan and Agreement of Merger dated October 14, 1993, between Patterson Energy, Inc., a Texas corporation, and Patterson Energy, Inc., a Delaware corporation, together with related Certificates of Merger. (1)

       2.2 Agreement and Plan of Merger, dated April 22, 1996 among Patterson Energy, Inc., Patterson Drilling Company and Tucker Drilling Company, Inc. (2)

       2.2.1 Amendment to Agreement and Plan of Merger, dated May 16, 1996 among Patterson Energy, Inc., Patterson Drilling Company and Tucker Drilling Company, Inc. (3)

       2.3 Asset Purchase Agreement, dated April 22, 1997, among and between Patterson Drilling Company and Ziadril, Inc. (4)

       2.4 Asset Purchase Agreement, dated June 4, 1997, among Patterson Energy Inc., Patterson Drilling Company and Wes-Tex Drilling Company. (5)

       2.4.1 Amendment to Asset Purchase Agreement, dated June 4, 1997, among Patterson Energy Inc., Patterson Drilling Company and Wes-Tex Drilling Company. (5)

       2.5 Agreement, dated June 4, 1997, among Patterson Energy Inc., Patterson Drilling Company, Greathouse Foundation and Myrle Greathouse, Trustee under Agreement dated June 2, 1997. (5)

       2.6 Asset Purchase Agreement, dated September 4, 1997, among Patterson Energy Inc., Patterson Drilling Company and McGee Drilling Company. (4)

       2.7 Asset Purchase Agreement dated November 14, 1997 among Patterson Energy, Inc., Patterson Drilling Company and V & B Drilling Company. (6)

       2.8 Asset Purchase Agreement dated November 20, 1997 among Patterson Drilling Company and Circle R Drilling, Ltd. 1981-A. (6)

       2.9        Asset Purchase Agreement, dated May 23, 1995, between Perry E.
                  Esping and Patterson Energy, Inc., together with related Stock Purchase Warrant and Registration Rights Agreement. (13)

       2.10 Agreement and Plan of Merger dated January 20, 1998, among Patterson Energy, Inc., Patterson Onshore Drilling Company and Robertson Onshore Drilling Company. (7)

       2.11 Agreement and Plan of Merger, dated January 20, 1998, among Patterson Energy, Inc., Patterson Onshore Drilling Company and Robertson Onshore Drilling Company. (18)

       3.1        Restated Certificate of Incorporation. (8)

       3.1.1      Certificate of Amendment to the Certificate of Incorporation.
                  (9)

       3.1.2 Certificate of Amendment to the Certificate of Incorporation. (19)

       3.2        Bylaws. (1)

       4.1 Excerpt from Restated Certificate of Incorporation of Patterson Energy, Inc. regarding authorized Common Stock and Preferred Stock. (10)

       4.2 Registration Rights Agreement, dated June 12, 1997, among Patterson Energy Inc. and Wes-Tex Drilling Company, Greathouse Foundation and Myrle Greathouse, Trustee under Agreement dated June 2, 1997. (11)

       4.3 Stock Purchase Warrant of Patterson Energy, Inc., dated June 12, 1997. (11)

       10.1 Credit Agreement dated December 9, 1997 among Patterson Energy, Inc., Patterson Drilling Company, Patterson Petroleum, Inc., Patterson Trading Company, Inc. and Norwest Bank Texas, N.A. (6)

       10.1.1 Promissory Note dated December 9, 1997 among Patterson Energy, Inc. and Norwest Bank Texas, N.A. (6)

       10.1.2 Security Agreement dated December 9, 1997 between Patterson Drilling Company and Norwest Bank Texas, N.A. (6)

       10.1.4 Corporate Guarantees of Patterson Drilling Company, Patterson Petroleum, Inc. and Patterson Petroleum Trading Company, Inc.
                  (6)

       10.2       Aircraft Lease, dated January 15, 1998, (effective January 1,
                  1998) between Talbott Aviation, Inc. and Patterson Energy, Inc.(19)

       10.3 Participation Agreement, dated October 19, 1994, between Patterson Petroleum Trading Company, Inc. and BHT Marketing, Inc. (12)

       10.3.1 Participation Agreement dated October 24, 1995, between Patterson Petroleum Trading Company, Inc. and BHT Marketing, Inc. (13)

       10.4 Crude Oil Purchase Contract, dated October 19, 1994, between Patterson Petroleum, Inc. and BHT Marketing, Inc. (14)

       10.4.1 Crude Oil Purchase Contract, dated October 24, 1995, between Patterson Petroleum, Inc. and BHT Marketing, Inc. (13)

       10.5       Patterson Energy, Inc. 1993 Stock Incentive Plan, as amended
                  (15)

       10.6 Patterson Energy, Inc. Non-Employee Directors' Stock Option Plan, as amended. (16)

       10.7 Consulting and Stock Option Agreement, dated as of November 15, 1994, between Patterson Energy, Inc. and E. Peter Hoffman, Jr. (13)

       10.8 Consulting and Stock Option Agreement, dated as of February 15, 1995, between Patterson Energy, Inc. and E. Peter Hoffman, Jr. (13)

       10.9 Consulting and Stock Option Agreement, dated as of August 2, 1995, between Patterson Energy, Inc. and E. Peter Hoffman, Jr.
                  (13)

       10.10      Model Form Operating Agreement. (17)

       10.11      Form of Drilling Bid Proposal and Footage Drilling Contract.
                  (17)

       10.12      Form of Turnkey Drilling Agreement. (17)

       11.1       Statement re Computation of Per Share Earnings.

       15.1       Awareness letter of Independent Accountants; Coopers & Lybrand
                  L.L.P.

       21.1       Subsidiaries of the registrant.(19)

       27.1 Financial Data Schedule as of March 31, 1998 and for the three months ended March 31, 1997 and 1998.

       -----------------------

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

(14) Incorporated by reference to Item 5, "Other Items" to Form 8-K dated December 1, 1995 and filed on January 16, 1996.

(15) Incorporated herein by reference to Item 8, "Exhibits" to Registration Statement on Form S-8 (File No. 333-47917); filed March 13, 1998.

(16) Incorporated herein by reference to Item 8, "Exhibits" to Registration Statement on Form S-8 (File No. 33-39471); filed November 4, 1997.

(17) Incorporated by reference to Item 27, "Exhibits" to Registration Statement filed with the Securities and Exchange Commission on August 30, 1993.

(18) Incorporated by reference to Item 7, "Financial Statements and "Exhibits," of Form 8-K dated January 23, 1998.

(19) Incorporated by reference to Item 14, "Exhibits, Financial Statement Schedules and Reports on Form 8-K" to Form 10-K dated December 31, 1997.

     (b) REPORTS ON FORM 8-K.

     The following reports on Form 8-K were filed with the Securities and Exchange Commission during the fiscal quarter ended March 31, 1998 related to:

         (1) Report dated January 23, 1998 reporting the execution of a definitive purchase agreement with Robertson Onshore Drilling Company; filed February 3, 1998.

         (2) Report dated February 6, 1998 announcing the completion of the acquisition of Robertson Onshore Drilling Company; filed February 20, 1998.

         (3) Report dated March 3, 1998 announcing the Company's results from operations for the year and quarter ended December 31, 1997; filed March 6, 1998.

                                    SIGNATURE

    In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            PATTERSON ENERGY, INC.

                                            By: /s/ CLOYCE A. TALBOTT
                                               ---------------------------------
                                                Cloyce A. Talbott
                                                Chairman of the Board and
                                                Chief Executive Officer

                                            By: /s/ JAMES C. BROWN
                                               ---------------------------------
                                                James C. Brown
                                                Vice President-Finance

DATED:   May 15, 1998

                                  EXHIBIT INDEX


EXHIBIT NO.                        DESCRIPTION
-----------                        -----------
   11.1     Statement Re: Computation of Per Share Earnings

   15.1     Awareness Letter of Independent Accountants, Coopers & Lybrand
            L.L.P

   27.1     Financial Data Schedule as of March 31, 1998

   27.2     Financial Data Schedule for three months ended March 31, 1997