Form 10-Q
period 1998-06-30
PATTERSON ENERGY INC
filed 1998-08-14
CIK 889900

--------------------------------------------------------------------------------


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

    [x]    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended June 30, 1998

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
            (State or other jurisdiction of                  (I.R.S. Employer
             incorporation or organization)                 Identification No.)

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

                                 Yes [x] No [ ]

As of August 14, 1998 the issuer had outstanding 31,671,132 shares of common stock, $0.01 par value, its only class of voting stock.


--------------------------------------------------------------------------------

                             PATTERSON ENERGY, INC.


                                      INDEX



                                                                                           Page

Report of Independent Accountants, PricewaterhouseCoopers LLP............................    3

Part I - Financial Information

      Item 1.     Financial Statements

                  Unaudited condensed consolidated balance sheets........................    4

                  Unaudited condensed consolidated statements of income..................    6

                  Unaudited condensed consolidated statement of stockholders' equity.....    7

                  Unaudited condensed consolidated statements of cash flows..............    8

                  Notes to unaudited condensed consolidated financial statements.........   10

      Item 2.     Management's Discussion and Analysis of
                       Financial Condition and Results of Operations.....................   15

Cautionary Statement for Purposes of the "Safe Harbor"
     Provisions of the Private Securities Litigation Reform Act of 1995..................   20

Part II - Other Information

      Item 6.     Exhibits and Reports on Form 8-K.......................................   21

Signatures...............................................................................   25

                        REPORT OF INDEPENDENT ACCOUNTANTS




The Board of Directors and Stockholders
of Patterson Energy, Inc.:

We have reviewed the accompanying condensed consolidated balance sheet of Patterson Energy, Inc. and its Subsidiaries as of June 30,1998 and the related condensed consolidated statements of income for the three and six months ended June 30, 1998 and 1997 and cash flows for the six months ended June 30, 1998 and 1997 and the related condensed consolidated statement of stockholders' equity for the six months ended June 30, 1998. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet as of December 31, 1997 and the related consolidated statements of income and cash flows for the year then ended (not presented herein); and in our report dated February 27, 1998, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1997, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.


/s/ PricewaterhouseCoopers LLP



Dallas, Texas
July 30, 1998

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

         THE FOLLOWING UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS INCLUDE ALL ADJUSTMENTS, WHICH IN THE OPINION OF MANAGEMENT, ARE NECESSARY IN ORDER TO MAKE SUCH FINANCIAL STATEMENTS NOT MISLEADING.



                     PATTERSON ENERGY, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                     ASSETS


                                                                                        (Unaudited)
                                                                         December 31,    June 30,
                                                                            1997           1998
                                                                         ------------   ----------
                                                                               (in thousands)

Current assets:
   Cash and cash equivalents ......................................      $  23,338      $  17,576
   Marketable securities ..........................................            566           --
   Accounts receivable:
      Trade .......................................................         44,732         39,210
      Oil and natural gas sales ...................................            773            871
   Costs of uncompleted drilling contracts in excess of related
      billings ....................................................           --              464
   Inventory ......................................................           --            1,181
   Deferred income taxes ..........................................          2,309            274
   Undeveloped oil and natural gas properties held for resale .....          4,781          6,517
   Other current assets ...........................................            515          2,806
                                                                         ---------      ---------
         Total current assets .....................................         77,014         68,899
Property and equipment, at cost, net ..............................        100,405        138,224
Intangible assets, net ............................................         24,644         43,902
Other assets ......................................................          1,137            678
                                                                         ---------      ---------
         Total assets .............................................      $ 203,200      $ 251,703
                                                                         =========      =========







         The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.
                                   (continued)

                     PATTERSON ENERGY, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS - CONTINUED


                      LIABILITIES AND STOCKHOLDERS' EQUITY



                                                                                            (Unaudited)
                                                                            December 31,     June 30,
                                                                                1997           1998
                                                                            ------------    ----------
                                                                                   (in thousands)

Current liabilities:
   Current maturities of notes payable .................................      $   1,467     $   6,602
   Accounts payable:
     Trade .............................................................         12,126        15,686
     Revenue distribution ..............................................          3,352         2,017
     Other .............................................................          1,569           972
   Accrued expenses ....................................................          5,142         4,359
   Accrued state and federal income taxes payable ......................          6,874         1,851
                                                                              ---------     ---------
             Total current liabilities .................................         30,530        31,487
Deferred income taxes ..................................................          3,268         3,268
Deferred liabilities ...................................................            687           119
Notes payable, less current maturities .................................         21,783        53,398
                                                                              ---------     ---------
             Total liabilities .........................................         56,268        88,272
                                                                              ---------     ---------

Commitments and contingencies ..........................................           --            --

Stockholders' equity:
   Preferred stock - par value $.01; authorized
      1,000,000 shares, no shares issued ...............................           --            --
   Common stock - par value $.01; authorized 50,000,000 shares with 30,967,084 and 31,671,132 issued and outstanding at
      December 31, 1997 and June 30, 1998, respectively ................            310           317
   Additional paid-in capital ..........................................        102,306       112,544
   Retained earnings ...................................................         44,316        50,570
                                                                              ---------     ---------
             Total stockholders' equity ................................        146,932       163,431
                                                                              ---------     ---------
             Total liabilities and stockholders' equity ................      $ 203,200     $ 251,703
                                                                              =========     =========







         The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                     PATTERSON ENERGY, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                      Three Months Ended              Six Months Ended
                                                           June 30,                        June 30,
                                                   -------------------------      --------------------------
                                                     1997             1998           1997            1998
                                                   ---------       ---------      ----------       ---------
                                                               (in thousands, except per share data)

Operating revenues:
    Drilling ................................      $  37,592       $  45,913       $  65,156       $ 100,210
    Drilling fluids .........................           --             3,520            --             7,789
    Oil and natural gas sales ...............          2,702           1,324           5,335           3,120
    Well operation fees .....................            398             361             822             735
    Other ...................................           --                32              20              48
                                                   ---------       ---------      ----------       ---------
                                                      40,692          51,150          71,333         111,902
                                                   ---------       ---------       ---------       ---------
Operating costs and expenses:
    Direct drilling costs ...................         28,066          34,342          50,386          74,411
    Drilling fluids .........................           --             2,772            --             5,743
    Lease operating and production ..........            545             418           1,062             945
    Impairment of oil and natural gas
       properties ...........................            300             489             450             790
    Exploration costs .......................            166             168             325             336
    Dry holes and abandonments ..............            370             121             593             143
    Depreciation, depletion and
       amortization .........................          3,905           6,428           7,200          12,599
    General and administrative expense ......          1,294           2,881           2,631           5,542
                                                   ---------       ---------       ---------       ---------
                                                      34,646          47,619          62,647         100,509
                                                   ---------       ---------       ---------       ---------
Operating income ............................          6,046           3,531           8,686          11,393
                                                   ---------       ---------       ---------       ---------
Other income (expense):
    Net gain on sale of assets ..............            183             213             318             372
    Interest income .........................            356             282             640             446
    Interest expense ........................            (26)         (1,266)           (509)         (2,165)
    Other ...................................            121              68             140              93
                                                   ---------       ---------       ---------       ---------
                                                         634            (703)            589          (1,254)
                                                   ---------       ---------       ---------       ---------
Income before income taxes ..................          6,680           2,828           9,275          10,139
                                                   ---------       ---------       ---------       ---------
Income tax expense:
    Current .................................          1,977            --             2,474           1,850
    Deferred ................................            425           1,107             883           2,035
                                                   ---------       ---------       ---------       ---------
                                                       2,402           1,107           3,357           3,885
                                                   ---------       ---------       ---------       ---------
Net income ..................................      $   4,278       $   1,721       $   5,918       $   6,254
                                                   =========       =========       =========       =========
Net income per common share:
    Basic ...................................      $    0.15       $    0.05       $    0.22      $     0.20
                                                   =========       =========       =========       =========
    Diluted .................................      $    0.14       $    0.05       $    0.21      $     0.20
                                                   =========       =========       =========       =========

Weighted average number of common
  shares outstanding:
    Basic ...................................         28,536          31,669          27,069          31,618
                                                   =========       =========       =========       =========
    Diluted .................................         29,519          31,989          28,052          31,888
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

                     PATTERSON ENERGY, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                   (Unaudited)
                                 (in thousands)


                                               Common Stock
                                       ---------------------------    Additional
                                          Number                        paid-in       Retained
                                        of shares         Amount        capital       earnings         Total
                                       ------------    -----------   -------------  ------------     ---------

Balance, December 31, 1997 ........         30,967      $     310      $ 102,306      $  44,316      $ 146,932
Issuances of common stock .........            571              5          9,941           --            9,946
Exercise of  stock options ........            133              2            297           --              299
Net income ........................           --             --             --            6,254          6,254
                                          --------      ---------      ---------      ---------      ---------
Balance, June 30, 1998 ............         31,671      $     317      $ 112,544      $  50,570      $ 163,431
                                          ========      =========      =========      =========      =========





         The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                     PATTERSON ENERGY, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                Six Months Ended June 30,
                                                                                -------------------------
                                                                                   1997           1998
                                                                                ---------      ----------
                                                                                     (in thousands)

Cash flows from operating activities:
     Net income ...........................................................      $  5,918       $  6,254
     Adjustments to reconcile net income to net cash from
       operating activities:
     Abandonment of oil and natural gas properties ........................           483           --
     Depreciation, depletion and amortization .............................         7,200         12,599
     Impairment of oil and natural gas properties .........................           450            790
     Net gain on sale of assets ...........................................          (318)          (372)
     Deferred income tax expense ..........................................           883          2,035
     Tax benefit related to stock options .................................         1,012           --
     Decrease in deferred compensation liabilities ........................           (14)          (568)
        Change in operating assets and liabilities:
          (Increase) decrease in trade accounts receivable ................        (7,306)         5,522
          Increase in oil and natural gas sales receivables ...............          (162)           (98)
          Increase in inventory held for resale ...........................          --           (1,181)
          Increase in undeveloped oil and natural gas
              properties held for resale ..................................          (171)        (1,736)
          Increase in other current assets ................................          (584)        (2,755)
          Increase in trade accounts payable ..............................         1,977          3,560
          Increase (decrease) in revenue distribution payable .............         2,310         (1,335)
          Increase (decrease) in accrued expenses .........................         3,701           (783)
          Decrease in accrued state and federal income taxes payable ......          --           (5,023)
          Decrease in other current payables ..............................          (499)          (597)
                                                                                 --------       --------
              Net cash provided by operating activities ...................        14,880         16,312
                                                                                 --------       --------
Cash flows from investing activities:
     Net sales (purchases) of investment securities .......................            (7)           566
     Acquisitions .........................................................       (30,687)       (41,879)
     Purchases of property and equipment ..................................       (17,144)       (18,641)
     Sale of property and equipment .......................................           578            372
     Change in other assets ...............................................            44            459
                                                                                 --------       --------
              Net cash used in investing activities .......................       (47,216)       (59,123)
                                                                                 --------       --------

Cash flows from financing activities:
     Proceeds from notes payable ..........................................         6,000         40,150
     Payments of notes payable ............................................       (25,849)        (3,400)
     Issuance of common stock .............................................        59,401           --
     Proceeds from exercise of stock options ..............................           648            299
                                                                                 --------       --------
              Net cash provided by financing activities ...................        40,200         37,049
                                                                                 --------       --------
              Net increase (decrease) in cash and cash equivalents ........         7,864         (5,762)
Cash and cash equivalents at beginning of period ..........................         3,494         23,338
                                                                                 --------       --------
Cash and cash equivalents at end of period ................................      $ 11,358       $ 17,576
                                                                                 ========       ========

Supplemental disclosure of cash flow information:
  Cash paid during the period for:
     Interest .............................................................      $    509       $  2,165
     Income taxes .........................................................           745          8,000





         The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.
                                   (continued)

                     PATTERSON ENERGY, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
                                   (Unaudited)


Supplemental disclosure of cash flow information - continued:

              During the six months ended June 30, 1998, the Company acquired Lone Star Mud, Inc. and Robertson Onshore Drilling Company for an aggregate purchase price of approximately $55,225,000 of which, $41,879,000 was paid in cash as follows (See Note 2):

                                                                            (in thousands)

         Purchase price....................................................   $ 55,225
           Less non-cash item:
              Common stock issued..........................................     (9,946)
              Debt assumed.................................................     (3,400)
                                                                              --------
                Total cash paid............................................   $ 41,879
                                                                              ========








         The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                             PATTERSON ENERGY, INC.
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.       BASIS OF CONSOLIDATION AND PRESENTATION

         The condensed consolidated financial statements include the accounts of Patterson Energy, Inc. ("Patterson"), and its wholly-owned subsidiaries, Patterson Drilling Company, Patterson Onshore Drilling Company, Lone Star Mud, Inc., Patterson Petroleum, Inc., Patterson Petroleum Trading Company, Inc. and Patterson Drilling Programs, Inc. (collectively referred to hereafter as the "Company"). All significant intercompany accounts and transactions have been eliminated.

         The interim condensed consolidated financial statements have been prepared by management of the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations, although the Company believes the disclosures included herein are adequate to make the information presented not misleading. In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for presentation of the information have been included. The unaudited condensed consolidated balance sheet as of December 31, 1997, as presented herein, was derived from audited financial statements as of such date, but does not include all disclosures required by generally accepted accounting principles.

         The results of operations for the three and six months ended June 30, 1998, are not necessarily indicative of the results to be expected for the full year.

         Certain reclassifications have been made to the 1997 condensed consolidated financial statements in order for them to conform to the 1998 presentation.

         The Company's earnings per share and weighted average number of common shares outstanding for all periods presented and as otherwise indicated herein, reflect a two-for-one split of the Company's common stock effected in January 1998.


2.       RECENT ACQUISITIONS

         On January 5, 1998, the Company acquired 100% of the outstanding stock of Lone Star Mud, Inc. ("Lone Star"), a privately-owned, non-affiliated company based in Midland, Texas. The purchase price of approximately $12.98 million consisted of $1.430 million in cash, 571,328 shares of the Company's common stock valued at $17.41 per share, the assumption of $1.6 million of debt and approximately $3,300 of other direct costs incurred relative to the transaction. Pursuant to certain terms of the Company's existing loan agreement with Norwest Bank Texas, N.A. ("Norwest"), the outstanding balance of the above mentioned note payable was paid in full. The fair market values of the assets acquired were estimated and the purchase price, as of the date of the acquisition, was allocated as follows (in thousands):

           Net assets acquired.................................    $  3,069
           Goodwill............................................       9,911
                                                                   --------
              Total purchase price.............................    $ 12,980
                                                                   ========






                                   (continued)

                             PATTERSON ENERGY, INC.
   NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED



2.       RECENT ACQUISITIONS - CONTINUED

         On February 6, 1998, the Company completed the merger of Robertson Onshore Drilling Company ("Robertson") a privately-owned, non-affiliated, contract drilling company based in Dallas, Texas, with and into Patterson Onshore Drilling Company, a wholly-owned subsidiary of Patterson Drilling Company. The purchase price of approximately $42.245 million was funded using cash on hand of approximately $3.25 million, proceeds of $36.75 million provided by the Company's line of credit, the assumption of $1.8 million of debt and approximately $444,000 of direct costs incurred related to the acquistion. The assets acquired consisted of 15 operable drilling rigs and a shop and yard located in Liberty City, Texas. The purchase price, as of the date of the acquisition, was allocated based on estimated fair values as follows (in thousands):

              Net assets acquired.............................   $ 31,565
              Goodwill........................................     10,680
                                                                 --------
                     Total purchase price.....................   $ 42,245
                                                                 ========

         On June 12, 1997, the Company consummated an acquisition to purchase the contract drilling assets of Wes-Tex Drilling Company ("Wes-Tex"), a privately-held, non-affiliated company based in Abilene, Texas, for a purchase price of approximately $35.4 million; consisting of $25 million in cash, 283,000 shares of Patterson common stock valued at $31.50 per share, which represented the approximate fair market value on the date the terms of the acquisition were agreed to and announced, a three-year stock purchase warrant (valued at $6.24 per share) to purchase 200,000 additional shares of Patterson common stock at an exercise price of $32 per share and approximately $190,000 of other direct costs incurred relative to the transaction. The acquisition was funded using $19 million of the Company's cash on hand and $6 million provided by the Company's line of credit. The assets acquired consisted of 21 fully operable contract drilling rigs, all related rolling stock and a shop and yard. The purchase price, as of the date of acquisition, was allocated as follows (in thousands):

              Contract drilling assets.......................    $ 17,450
              Goodwill.......................................      16,629
              Covenants not to compete.......................       1,273
                                                                 --------
                   Total purchase price......................    $ 35,352
                                                                 ========

         As the acquisitions of both Robertson and Wes-Tex are significant to the Company's operations, the following summary for the six months ended June 30, 1997 and 1998, prepared on a pro forma basis, combines the consolidated results of operations as if Robertson and Wes-Tex had been acquired on January 1, 1997, after including the impact of certain adjustments, such as restatement of depreciation using the fair values instead of the book values of the assets acquired, the increased interest expense on the acquisition debt, increased amortization expense on intangible assets and the related income tax effects.

                                                            1997                    1998
                                                     -------------------     -------------------
                                                        (in thousands, except per share data)
              Revenues..............................     $ 111,085                $  117,661
              Net income............................         4,597                     6,428
              Basic earnings per share..............           .17                       .20
              Diluted earnings per share............           .16                       .20

         The pro forma results are not necessarily indicative of what actually would have occurred if the acquisition had been in effect for the entire periods presented. In addition, they are not intended to be a projection of future results and do not reflect any synergies that might be achieved from combined operations.

         The aforementioned acquisitions have been accounted for as purchases and the results of operations and cash flows relating to the entities or drilling assets acquired have been included in the condensed consolidated financial statements since the respective dates of acquisition. The purchase price allocations set forth above are preliminary and are subject to change as the allocations are finalized.






                                   (continued)

                             PATTERSON ENERGY, INC.
   NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED



3.       INTANGIBLE ASSETS

         Intangible assets at June 30, 1998 consist principally of covenants not to compete and goodwill arising from the Company's acquisitions completed during fiscal year 1997 and the six months ended June 30, 1998. The covenants are being amortized on a straight line basis over their contractual lives of five years. Goodwill, representing the excess of the purchase price over the estimated fair value of the assets acquired, is being amortized on a straight line basis over 15 years.

Intangible assets consisted of the following at June 30, 1998 (in thousands):

             Goodwill.............................................     $  44,561
             Covenants not to compete.............................         1,757
             Other................................................           889
                                                                       ---------
                                                                          47,207
             Less accumulated amortization........................        (3,305)
                                                                       ---------
                                                                       $  43,902
                                                                       =========

         Management continually reviews the carrying amounts of goodwill for recoverability based on the anticipated undiscounted cash flows of the assets to which it relates. The Company considers operating results, trends and prospects of the Company, as well as competitive comparisons. The Company also takes into consideration competition within the industry and any other events or circumstances which might indicate potential impairment. If goodwill is determined to not be recoverable, an impairment charge will be recognized to the extent that the carrying value of the related assets, including goodwill, exceeds the estimated fair value.

4.       NOTE PAYABLE

         During February 1998, the Company amended its loan agreement with Norwest increasing its line of credit from $60 million to $70 million. The Company's debt to tangible net worth ratio requirement increased from 1.2:1.0 to 1.35:1.00 and the Company's current ratio requirement increased from 1.25:1.00 to 1.40:1.00. In conjunction with the increased credit facility, the Company paid a $25,000 origination fee.

5.       STOCKHOLDERS' EQUITY

         On December 8, 1997, Patterson's Board of Directors authorized a two-for-one stock split in the form of a stock dividend payable on January
23, 1998. The stockholders of Patterson, at a Special Meeting of Stockholders on December 30, 1997, approved an amendment to Patterson's Certificate of Incorporation increasing the number of authorized shares of common stock from 18,000,000 to 50,000,000. Par value of the Company's common stock remained at $0.01 per common share. Accordingly, earnings per share and weighted average number of common shares outstanding for all periods presented herein reflect the effects of the stock split.

         During January 1998, the Company issued 571,328 shares of its common stock as partial consideration for the Company's acquisition of Lone Star (see
Note 2). The common stock was valued at $17.41 per share for purposes of the transaction.





                                  (continued)

                             PATTERSON ENERGY, INC.
   NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED



6.        EARNINGS PER SHARE

         The following table summarizes the dilutive effect of certain options and warrants to the Company's earnings per share for the three and six months ended June 30, 1997 and 1998:

                                                    Three Months Ended         Six Months Ended
                                                          June 30,                 June 30,
                                                   --------------------      --------------------
                                                     1997         1998         1997         1998
                                                   -------      -------      -------      -------
                                                        (in thousands, except per share data)

    Net income ..............................      $ 4,278      $ 1,721      $ 5,918      $ 6,254
    Weighted average number of common
        shares outstanding ..................       28,536       31,669       27,069       31,618
                                                   =======      =======      =======      =======
    Basic earnings per share ................      $  0.15      $  0.05      $  0.22      $  0.20
                                                   =======      =======      =======      =======

    Net income ..............................      $ 4,278      $ 1,721      $ 5,918      $ 6,254
    Weighted average number of common
        shares outstanding ..................       28,536       31,669       27,069       31,618
    Dilutive effect of outstanding options
        and warrants ........................          983          320          983          270
                                                   -------      -------      -------      -------
    Weighted average number of common
        shares outstanding, as adjusted .....       29,519       31,989       28,052       31,888
                                                   =======      =======      =======      =======
    Diluted earnings per share ..............      $  0.14      $  0.05      $  0.21      $  0.20
                                                   =======      =======      =======      =======

         The following options and warrants to purchase the Company's common stock were outstanding as of June 30, 1997 and 1998 but were excluded from the computation of Diluted earnings per share because the respective exercise prices were greater than the average market price of the Company's common stock for the period indicated below.

                                         Options/Warrants              Exercise
                                            Outstanding             Price Per Share
                                        ----------------------    ----------------------
               Three Months Ended:
                      June 30, 1997               8,000                 $   10.00
                                               ========

                      June 30, 1998             623,400                 $   14.81
                                                  4,000                     15.81
                                                  8,000                     11.06
                                               --------
                                                635,400
                                               ========
               Six Months Ended:
                      June 30, 1997             800,000                 $    8.00
                                                  8,000                 $   10.00
                                               --------
                                                808,000
                                               ========

                      June 30, 1998             623,400                 $   14.81
                                                  4,000                     15.81
                                                  8,000                     11.06
                                               --------
                                                635,400
                                               ========



                                  (continued)

                             PATTERSON ENERGY, INC.
   NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED



7.       RECENT ACCOUNTING STANDARDS

         During the quarter ended March 31, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("Statement 130"), which establishes standards for reporting and presentation of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. Statement 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. Statement 130 requires that an enterprise (i) classify items of other comprehensive income by their nature in a financial statement and (ii) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. The Company's adoption of Statement 130 did not result in any significant changes to its related reporting disclosures.

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

         During the quarter ended June 30, 1998, the Company adopted Statement of Financial Accounting Standards No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits" ("Statement 132"). Statement 132 revises employers' disclosures about pension and other postretirement benefit plans. The Company's adoption of Statement 132 did not result in any changes to its related reporting disclosures.

         During June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("Statement 133"), which establishes accounting and reporting standards for derivative instruments and other hedging activities. Statement 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The provisions of Statement 133 are not expected to have a material impact on the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


LIQUIDITY AND CAPITAL RESOURCES

         As of June 30, 1998, the Company had working capital of approximately $37.4 million and cash and cash equivalents of approximately $17.6 million as compared to working capital of approximately $46.5 million and cash and cash equivalents of approximately $23.3 million as of December 31, 1997. The decrease in the Company's working capital at June 30, 1998 was largely attributable to cash expended by the Company related to acquisitions completed during the first three months of fiscal year 1998. Approximately $5.1 million of the aggregate purchase price was funded using cash on hand at the respective dates of acquisition. In addition, the Company assumed approximately $3.4 million of debt, which was paid in full using cash on hand immediately following the consummation of such acquisitions and made an $8.0 million payment to the Internal Revenue Service for the Company's estimated Federal tax liability. For the six months ended June 30, 1998, the Company generated net cash from operations of approximately $16.3 million, received proceeds of approximately $299,000 from the exercise of stock options, sold property and equipment for proceeds of approximately $372,000, received approximately $566,000 from the sale of investment securities and borrowed $40.15 million under an existing credit facility. These funds were used primarily to acquire drilling rigs and related equipment of approximately $57.2 million, to reduce certain notes payable by approximately $3.4 million and to fund leasehold acquisition, exploration and development of approximately $3.3 million.

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

         On February 6, 1998, the Company completed its merger with Robertson Onshore Drilling Company ("Robertson"), a privately-owned, non-affiliated contract drilling company based in Dallas, Texas. The purchase price of $42.245 million consisted of $3.25 million in cash, $36.75 million provided by the Company's line of credit, the assumption of $1.8 million of debt and approximately $444,000 of direct costs incurred related to the acquisition. As a result of the merger, the Company acquired 15 operable drilling rigs, increasing the Company's rig fleet to 114 drilling rigs, and a shop and yard located in Liberty City, Texas.

         During February 1998, the Company amended its existing line of credit agreement with Norwest Bank Texas, N.A. increasing the credit facility from $60 million to $70 million. Certain of the underlying covenants were amended; however, the basic terms of the agreement remained unchanged. Currently, the Company has $10 million of available credit facility remaining under the agreement.

         Management believes that the current level of cash and short-term investments, together with cash generated from operations, should be sufficient to meet the Company's immediate capital needs. From time to time, the Company reviews acquisition opportunities relating to its business. The timing, size or success of any acquisition and the associated capital commitments are unpredictable. Should further opportunities for growth requiring capital arise, the Company believes it would be able to satisfy these needs through a combination of working capital, cash from operations, and either debt or equity financing. However, there can be no assurance that such capital would be available.

RESULTS OF OPERATIONS

     COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997

         For the six months ended June 30, 1998, contract drilling revenues were approximately $100.2 million as compared to $65.2 million for the same period in 1997, an increase of 54%. Average rig utilization was 67% for the six months ended June 30, 1998, as compared to 88% for the same period in 1997. Direct contract drilling expenses for the six months ended June 30, 1998 were approximately $74.4 million, or 74% of related contract drilling revenues, as compared to approximately $50.4 million, or 77% of contract drilling revenues, for the same period in 1997. The increase in contract drilling revenues and direct contract drilling expenses was largely attributable to an increase, primarily through a series of acquisitions during fiscal year 1998, in the number of operable drilling rigs. Since the first fiscal quarter in 1997, 50 operable drilling rigs were added to the Company's drilling fleet. General and administrative expense for the contract drilling segment was approximately $4.1 million for the six months ended June 30, 1998 as compared to $1.9 million for the same period in 1997. The increase in general and administrative expense was largely attributable to approximately $1.0 million of expense associated with the administrative office in Dallas, Texas acquired with the Company's acquisition of Robertson Onshore Drilling Company during February 1998. During July 1998, the administrative functions of the Dallas office were eliminated and the related responsibilities were absorbed by the Company's personnel in Snyder, Texas. As a result of the Company's rig acquisitions since April 1997, depreciation and amortization expense for the contract drilling segment increased from $5.0 million for the six months ended June 30, 1997 to approximately $10.7 million for the same six-month period in 1998. For the six months ended June 30, 1998, operating income from the contract drilling segment was approximately $10.948 million as compared to approximately $7.828 million for the same period in 1997.

         The Company derives substantially all of its operating revenues and profit from its contract drilling operations; however, the Company realized revenues from other operating activities of approximately $11.7 million for the six months ended June 30, 1998 as compared to $6.2 for the same period in 1997. The increase in the current year revenues from the Company's other operating activities was attributable to the Company's addition of Lone Star during January 1998, which generated revenues of approximately $7.8 million from its drilling fluid sales and services during the six months ended June 30, 1998. For the six months ended June 30, 1998, the Company incurred operating costs of approximately $11.2 million related to its other operating activities, including approximately $1.9 million of depreciation, depletion and amortization and approximately $1.4 million of general and administrative expense. This compares to operating costs of approximately $5.3 million, including $2.2 million of depreciation, depletion and amortization and approximately $695,000 of general and administrative expense for the same period in 1997. Operating income from the Company's other operating activities for the six months ended June 30, 1998 was approximately $445,000 as compared to approximately $858,000 for the six months ended June 30, 1997.

         For the six months ended June 30, 1998, interest expense was approximately $2.165 million as compared to $509,000 for the same six-month period in 1997. The 1997 interest expense amount includes approximately $265,000 of prepayment penalties and fees incurred as a result of the Company's early retirement of its notes payable during the first quarter of 1997. As a result of the Company's acquisitions in fiscal 1997 and 1998, obligations under an existing line of credit increased from $6.0 million at June 30, 1997 to $60.0 million at June 30, 1998, resulting in the Company's increased interest expense. Interest income for the first six months of fiscal 1998 was approximately $446,000 as compared to approximately $640,000 for the same period in 1997. The Company recognized a net gain on the sale of property and equipment of approximately $372,000 for the six months ended June 30, 1998 as compared to a net gain of approximately $318,000 for the same period in 1997.

         As a result of the Company's increased profitability and reduced benefit of certain deferred tax assets, the Company incurred income tax expense of approximately $3.9 million as compared to approximately $3.4 million in

1997. As previously reported, the Company fully reduced its valuation allowance existing against its deferred tax assets in prior periods recognizing the related benefit. To the extent the Company generates income in excess of its remaining deferred tax assets, it will incur income tax expense at its effective statutory rate.

     COMPARISON OF THE FISCAL QUARTERS ENDED JUNE 30, 1998 AND 1997

         For the fiscal quarter ended June 30, 1998, contract drilling revenues were approximately $45.9 million as compared to $37.6 million for the same fiscal quarter in 1997, an increase of 22%. Average rig utilization was 64% for the fiscal quarter ended June 30, 1998, as compared to 90% for the same fiscal quarter in 1997. Direct contract drilling costs for the fiscal quarter ended June 30, 1998 were approximately $34.3 million, or 75% of contract drilling revenues, as compared to approximately $28.1 million, or 75% of contract drilling revenues, for the same fiscal quarter in 1997. As previously discussed, the increase in contract drilling revenues and direct contract drilling costs was due largely to the addition of 50 operable drilling rigs since the first fiscal quarter in 1997. General and administrative expense for the contract drilling segment was approximately $2.2 million for the fiscal quarter ended June 30, 1998 as compared to approximately $926,000 for the same fiscal quarter in 1997. Depreciation and amortization expense was approximately $5.6 million for the fiscal quarter ended June 30, 1998 as compared to $2.8 million for the same fiscal quarter in 1997. The increase in depreciation and amortization expense was due primarily to the addition of the aforementioned drilling rigs. For the fiscal quarter ended June 30, 1998, operating income from the contract drilling segment was approximately $3.8 million as compared to approximately $5.8 million for the same fiscal quarter in 1997.

         The Company derives substantially all of its operating revenues and profit from its contract drilling operations; however, the Company realized revenues from other operating activities of approximately $5.2 million for the three months ended June 30, 1998 as compared to $3.1 for the same period in 1997. The increase in the current year revenues from the Company's other operating activities was attributable to the Company's addition of Lone Star during January 1998, which generated revenues of approximately $3.5 million from its drilling fluid services during the three months ended June 30, 1998. For the three months ended June 30, 1998, the Company incurred operating costs of approximately $5.5 million related to its other operating activities, including approximately $830,000 of depreciation, depletion and amortization and approximately $692,000 of general and administrative expense. This compares to operating costs of approximately $2.9 million, including $1.1 million of depreciation, depletion and amortization and approximately $368,000 of general and administrative expense for the same period in 1997. The Company's other operating activities for the three months ended June 30, 1998 generated an operating loss of approximately $252,000, as compared to operating income of approximately $239,000 for the three months ended June 30, 1997. The decrease in operating income as indicated above was due primarily to the significantly reduced price of crude oil the Company received during the second quarter of 1998 as well as a significant decline in related production as compared to the same period in 1997. The average price per barrel of crude oil decreased from $19.75 for the three months ended June 30, 1997 to $13.12 for the three months ended June 30, 1998 and the Company's production of crude oil declined 34% during the quarter ended June 30, 1998 as compared to the same period in 1997.

         For the fiscal quarter ended June 30, 1998, interest expense was approximately $1.3 million as compared to $26,000 for the same period in 1997. As a result of the Company's acquisitions in fiscal 1997 and 1998, obligations under an existing line of credit increased from $6.0 million at June 30, 1997 to $60.0 million at June 30, 1998, resulting in the Company's increased interest expense. Interest income for the three months ended June 30, 1998, was $282,000 as compared to $356,000 for the same three-month period in 1997. The Company recognized a net gain on the sale of property and equipment of approximately $213,000 for the three months ended June 30, 1998 as compared to a net gain of approximately $183,000 for the same period in 1997.

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


RECENT ACCOUNTING STANDARDS

         During the quarter ended March 31, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("Statement 130"), which establishes standards for reporting and presentation of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. Statement 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. Statement 130 requires that an enterprise (i) classify items of other comprehensive income by their nature in a financial statement and (ii) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. The Company's adoption of Statement 130 did not result in any significant changes to its related reporting disclosures.

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

         During the quarter ended June 30, 1998, the Company adopted Statement of Financial Accounting Standards No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits" ("Statement 132"). Statement 132 revises employers' disclosures about pension and other postretirement benefit plans. The Company's adoption of Statement 132 did not however, change the measurement recognition of those plans.

         During June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("Statement 133"), which establishes accounting and reporting standards for derivative instruments and other hedging activities. Statement 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The provisions of Statement 133 are not expected to have a material impact to the Company.

YEAR 2000 COMPLIANCE PROGRAM

         The Company has conducted a review of its computer systems to identify the systems that could be affected by the Year 2000 Issue (as defined below) and has developed an implementation plan. The "Year 2000 Issue" is whether the Company's computer systems will properly recognize date sensitive information when the year changes to 2000, or "00." Systems that do not properly recognize such information could generate erroneous data or cause a system to fail. The Company uses purchased software programs for a variety of functions, including general ledger, accounts payable and accounts receivable packages. The companies providing these software programs have represented that they are Year 2000 compliant. The Company's Year 2000 implementation plan also includes ensuring that all individual workstations are Year 2000 compliant. Costs associated with ensuring the Company's systems are Year 2000 compliant are not expected to be material to the Company's operations. Additionally, the Company does not anticipate an interruption in its operations relative to Year 2000 concerns of its customers and vendors. The Company believes that the Year 2000 Issue will not pose significant operational problems for the Company's computer systems and, therefore, will not have a significant impact on the operations of the Company.

                             ----------------------

    CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE
                PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

         "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Item 2 of this Report contains forward-looking statements which are made pursuant to the "safe harbor" provisions of The Private Securities Litigation Reform Act of 1995. These statements include, without limitation, statements relating to: liquidity; financing of operations; continued volatility of oil and natural gas prices; source and sufficiency of funds required for immediate capital needs and additional rig acquisitions (if further opportunities arise); and such other matters. The words "believes," "plans," "intends," "expected" or "budgeted" and similar expressions identify forward-looking statements. The forward-looking statements are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions, expected future developments and other factors it believes are appropriate in the circumstances. The Company does not undertake to update, revise or correct any of the forward-looking information. Factors that could cause actual results to differ materially from the Company's expectations expressed in the forward-looking statements include, but are not limited to, the following: intense competition in the contract drilling industry; continued low level oil prices and/or fall of natural gas prices; continued adverse market conditions for contract drilling services; drill-pipe shortages; labor shortages, primarily qualified drilling rig personnel; insurance coverage limitations and requirements; inability to acquire additional drilling rigs on terms favorable to the Company; and the loss of key personnel, particularly Cloyce A. Talbott and A. Glenn Patterson, the Chairman and Chief Executive Officer and the President and Chief Operating Officer of the Company, respectively. For a more complete explanation of these various factors and others, see "Cautionary Statement for Purposes of the 'Safe Harbor' Provisions of the Private Securities Litigation Reform Act of 1995" included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997, beginning on page 10.

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

     2.2.1 Amendment to Agreement and Plan of Merger, dated May 16, 1996 among Patterson Energy, Inc., Patterson Drilling Company and Tucker Drilling Company, Inc.(12)

     2.3 Asset Purchase Agreement, dated April 22, 1998, among and between Patterson Drilling Company and Ziadril, Inc.(2)

     2.4 Asset Purchase Agreement, dated June 4, 1998, among Patterson Energy Inc., Patterson Drilling Company and Wes-Tex Drilling Company.(3)

     2.4.1 Amendment to Asset Purchase Agreement, dated June 4, 1998, among Patterson Energy Inc., Patterson Drilling Company and Wes-Tex Drilling Company.(3)

     2.5 Agreement, dated June 4, 1998, among Patterson Energy Inc., Patterson Drilling Company, Greathouse Foundation and Myrle Greathouse, Trustee under Agreement dated June 2, 1998.(3)

     2.6 Asset Purchase Agreement, dated June 4, 1998, among Patterson Energy Inc., Patterson Drilling Company and McGee Drilling Company.(2)

     2.7 Agreement and Plan of Merger, dated January 20, 1998, among Patterson Energy, Inc., Patterson Onshore Drilling Company and Robertson Onshore Drilling Company.(20)

     3.1          Restated Certificate of Incorporation.(4)

     3.1.1 Certificate of Amendment to the Certificate of Incorporation.(19)

     3.2          Bylaws.(1)

     4.1 Excerpt from Restated Certificate of Incorporation of Patterson Energy, Inc. regarding authorized Common Stock and Preferred Stock.(5)

     4.2 Registration Rights Agreement, dated June 12, 1998, among Patterson Energy Inc. and Wes-Tex Drilling Company, Greathouse Foundation and Myrle Greathouse, Trustee under Agreement dated June 2, 1998.(6)

     4.3          Stock Purchase Warrant of Patterson Energy, Inc., dated June
                  12, 1998.(6)

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

     10.6 Patterson Energy, Inc. Non-Employee Directors' Stock Option Plan, as amended.(16)

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

     10.10        Model Form Operating Agreement.(17)

     10.11        Form of Drilling Bid Proposal and Footage Drilling Contract.
                  (17)

     10.12        Form of Turnkey Drilling Agreement.(17)

     15.1         Awareness letter of Independent Accountants;
                  PricewaterhouseCoopers LLP

     21.1         Subsidiaries of the registrant. (19)

     27.1 Financial Data Schedule as of June 30, 1998 and for the three and six months ended 1998.

     27.2 Financial Data Schedule for the three and six months ended June 30, 1997.

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

(14) Incorporated by reference to Item 5, "Other Items" to Form 8-K dated December 1, 1995 and filed on January 16, 1996.

(15) Incorporated herein by reference to Item 8, "Exhibits" to Registration Statement on Form S-8 (File No. 333-47917); filed March 13, 1998.

(16) Incorporated herein by reference to Item 8, "Exhibits" to Registration Statement on Form S-8 (File No. 33-39471); filed November 4, 1997.

(17) Incorporated by reference to Item 27, "Exhibits" to Registration Statement filed with the Securities and Exchange Commission on August 30, 1993.

(18) Incorporated by reference to Item 7, "Financial Statements and Exhibits," of Form 8-K dated January 23, 1998.

(19) Incorporated by reference to Item 14, "Exhibits, Financial Statement Schedules and Reports on Form 8-K" to Form 10-K dated December 31, 1997.

(20) Incorporated by reference to Item 7, "Financial Statements and Exhibits," of Form 8-K dated January 23, 1998.


     (b) REPORTS ON FORM 8-K.

         The following report on Form 8-K was filed with the Securities and Exchange Commission during the fiscal quarter ended June 30, 1998 related to:

         (1) Report dated April 30, 1998 announcing the Company's results from operations for the period ended March 31, 1998; filed May 1, 1998.

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


                                         PATTERSON ENERGY, INC.



                                         By:  /s/ Cloyce A. Talbott
                                              ---------------------------------
                                              Cloyce A. Talbott
                                              Chairman of the Board and
                                              Chief Executive Officer


                                         By:  /s/ James C. Brown
                                              ---------------------------------
                                              James C. Brown
                                              Vice President-Finance

DATED: August 14, 1998

                                  EXHIBIT INDEX


    EXHIBIT NO.                  DESCRIPTION
    -----------                  -----------

     15.1              Awareness Letter of Independent Accountants,
                       PricewaterhouseCoopers LLP

     27.1 Financial Data Schedule as of June 30, 1998 and for the three and six months ended
                       June 30, 1998.

     27.2 Financial Data Schedule for the three and six months ended June 30, 1997.