Form 10-Q
period 1998-09-30
PATTERSON ENERGY INC
filed 1998-11-17
CIK 889900

--------------------------------------------------------------------------------


                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

    [x]    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended September 30, 1998

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

                                 Yes [x]    No [ ]

As of November 13, 1998 the issuer had outstanding 31,671,132 shares of common stock, $0.01 par value, its only class of voting stock.


--------------------------------------------------------------------------------

                             PATTERSON ENERGY, INC.


                                     INDEX



                                                                                           Page

Report of Independent Accountants, PricewaterhouseCoopers LLP...........................     3

Part I - Financial Information

      Item 1.     Financial Statements

                  Unaudited condensed consolidated balance sheets........................    4

                  Unaudited condensed consolidated statements of operations..............    6

                  Unaudited condensed consolidated statement of stockholders' equity.....    7

                  Unaudited condensed consolidated statements of cash flows..............    8

                  Notes to unaudited condensed consolidated financial statements.........   10

      Item 2.     Management's Discussion and Analysis of
                       Financial Condition and Results of Operations.....................   16

Cautionary Statement for Purposes of the "Safe Harbor"
     Provisions of the Private Securities Litigation Reform Act of 1995.................    21

Part II - Other Information

      Item 4.     Submission of Matters to a Vote of Security Holders...................    22

      Item 6.     Exhibits and Reports on Form 8-K......................................    23

Signatures..............................................................................    27

                       REPORT OF INDEPENDENT ACCOUNTANTS




The Board of Directors and Stockholders
of Patterson Energy, Inc.:

We have reviewed the accompanying condensed consolidated balance sheet of Patterson Energy, Inc. and Subsidiaries as of September 30, 1998 and the related condensed consolidated statements of operations for the three and nine months ended September 30, 1998 and 1997 and cash flows for the nine months ended September 30, 1998 and 1997 and the related condensed consolidated statement of stockholders' equity for the nine months ended September 30, 1998. These financial statements are the responsibility of the Company's management.

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



Dallas, Texas
November 11, 1998

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



                        PATTERSON ENERGY, INC. AND SUBSIDIARIES
                         CONDENSED CONSOLIDATED BALANCE SHEETS


                                         ASSETS


                                                                                   (Unaudited)

                                                                       December 31,          September 30,
                                                                           1997                   1998
                                                                      --------------         --------------
                                                                                  (in thousands)
Current assets:
   Cash and cash equivalents......................................      $    23,338            $   10,948
   Marketable securities..........................................              566                    --
   Accounts receivable:
      Trade.......................................................           44,732                35,536
      Oil and natural gas sales...................................              773                   879
   Costs of uncompleted drilling contracts in excess of related
      billings....................................................               --                   233
   Inventory......................................................               --                   973
   Deferred income taxes..........................................            2,309                    --
   Undeveloped oil and natural gas properties held for resale.....            4,781                 6,369
   Other current assets...........................................              515                 4,479
                                                                        -----------            ----------
         Total current assets.....................................           77,014                59,417
Property and equipment, at cost, net..............................          100,405               141,495
Intangible assets, net............................................           24,644                46,496
Other assets......................................................            1,137                   663
                                                                        -----------            ----------
         Total assets.............................................       $  203,200            $  248,071
                                                                         ==========            ==========






    The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.
                                  (continued)

                        PATTERSON ENERGY, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED BALANCE SHEETS - CONTINUED


                          LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                        (Unaudited)
                                                                December 31,   September 30,
                                                                    1997           1998
                                                                ------------    -----------
                                                                        (in thousands)
Current liabilities:
   Current maturities of notes payable .......................     $  1,467     $  8,571

   Accounts payable:
     Trade ...................................................       12,126       13,939
     Revenue distribution ....................................        3,352        1,936
     Other ...................................................        1,569          192
   Accrued expenses ..........................................        5,142        4,714
   Accrued state and federal income taxes payable ............        6,874        2,670
                                                                   --------     --------
             Total current liabilities .......................       30,530       32,022
Deferred income taxes ........................................        3,268        3,666
Deferred liabilities .........................................          687          194
Notes payable, less current maturities .......................       21,783       49,287
                                                                   --------     --------
             Total liabilities ...............................       56,268       85,169
                                                                   --------     --------
 Commitments and contingencies ................................          --           --

Stockholders' equity:
   Preferred stock - par value $.01; authorized
      1,000,000 shares, no shares issued .....................           --           --
   Common stock - par value $.01; authorized 50,000,000 shares with 30,967,084 and 31,671,132 issued and outstanding at
      December 31, 1997 and September 30, 1998, respectively .          310          317
   Additional paid-in capital ................................      102,306      112,544
   Retained earnings .........................................       44,316       50,041
                                                                   --------     --------
             Total stockholders' equity ......................      146,932      162,902
                                                                   --------     --------
             Total liabilities and stockholders' equity ......     $203,200     $248,071
                                                                   ========     ========


    The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                     PATTERSON ENERGY, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                           (Unaudited)

                                                    Three Months Ended                     Nine Months Ended
                                                       September 30,                         September 30,
                                              --------------------------------     -----------------------------------
                                                   1997              1998               1997                1998
                                              ---------------    -------------     ---------------     ---------------
                                                               (in thousands, except per share data)
Operating revenues:
    Drilling..............................      $   55,051       $   37,704        $  120,207          $  137,914
    Drilling fluids.......................              --            2,900                --              10,689
    Oil and natural gas sales.............           2,678            1,289             8,013               4,409
    Well operation fees...................             429              363             1,255               1,098
    Other.................................              --                2                16                  50
                                                ----------       ----------        ----------          ----------
                                                    58,158           42,258           129,491             154,160
                                                ----------       ----------        ----------          ----------
Operating costs and expenses:
    Direct drilling costs.................          38,663           30,423            89,049             104,834
    Drilling fluids.......................              --            2,274                --               8,017
    Lease operating and production........             502              419             1,564               1,364
    Impairment of oil and natural gas
       properties.........................             300              300               750               1,089
    Exploration costs.....................             153              166               478                 503
    Dry holes and abandonments............             237               --               830                 123
    Depreciation, depletion and
       amortization.......................           4,988            7,441            12,188              20,060
    General and administrative expense....           1,828            1,487             4,459               7,029
                                                ----------       ----------        ----------          ----------
                                                    46,671           42,510           109,318             143,019
                                                ----------       ----------        ----------          ----------
Operating income (loss)...................          11,487             (252)           20,173              11,141
                                                ----------       ----------        ----------          ----------
Other income (expense):
    Net gain on sale of assets............           1,036              267             1,354                 639
    Interest income.......................             159              200               799                 646
    Interest expense......................            (186)          (1,195)             (695)             (3,360)
    Other.................................              29               59               169                 152
                                                ----------       ----------        ----------          ----------
                                                     1,038             (669)            1,627              (1,923)
                                                ----------       ----------        ----------          ----------
Income (loss) before income taxes.........          12,525             (921)           21,800               9,218
                                                ----------       ----------        ----------          ----------
Income tax expense (benefit):
    Current...............................           4,228           (1,064)            6,702                 786
    Deferred..............................             418              672             1,301               2,707
                                                ----------       ----------        ----------          ----------
                                                     4,646             (392)            8,003               3,493
                                                ----------       ----------        ----------          ----------
Net income (loss).........................      $    7,879       $     (529)       $   13,797          $    5,725
                                                ==========       ==========        ==========          ==========
Net income (loss) per common share:
    Basic.................................      $     0.27       $    (0.02)       $     0.49          $     0.18
                                                ==========       ==========        ==========          ==========
    Diluted...............................      $     0.25       $    (0.02)       $     0.47          $     0.18
                                                ==========       ==========        ==========          ==========
Weighted average number of common
     shares outstanding:
    Basic.................................          29,538           31,671            27,901              31,636
                                                ==========       ==========        ==========          ==========
    Diluted...............................          31,284           31,671            29,193              31,910
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

                    PATTERSON ENERGY, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                  (Unaudited)
                                 (in thousands)


                                       Common Stock
                                ----------------------------    Additional
                                  Number                          paid-in           Retained
                                 of shares         Amount         capital           earnings             Total
                                ------------     -----------    -------------    ---------------     ---------------

Balance, December 31, 1997........  30,967       $     310       $ 102,306          $  44,316          $  146,932
Issuances of common stock.........     571               5           9,941                 --               9,946
Exercise of  stock options........     133               2             297                 --                 299
Net income........................      --              --              --              5,725               5,725
                                    ------       ---------       ---------          ---------          ----------

Balance, September 30, 1998.......  31,671       $     317       $ 112,544          $  50,041          $  162,902
                                    ======       =========       =========          =========          ==========



    The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                        PATTERSON ENERGY, INC. AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      (Unaudited)

                                                                     Nine Months Ended September 30,
                                                                     -------------------------------
                                                                         1997             1998
                                                                     -------------     -------------
                                                                                 (in thousands)
Cash flows from operating activities:
     Net income .....................................................     $ 13,797      $  5,725
     Adjustments to reconcile net income to net cash from
       operating activities:
     Abandonment of oil and natural gas properties ..................          658            --
     Depreciation, depletion and amortization .......................       12,188        20,060
     Impairment of oil and natural gas properties ...................          750         1,089
     Net gain on sale of assets .....................................       (1,354)         (639)
     Deferred income tax expense ....................................        1,301         2,707
     Tax benefit related to stock options ...........................        1,304            --
     Decrease in deferred compensation liabilities ..................          (20)         (493)
        Change in operating assets and liabilities:
          (Increase) decrease in trade accounts receivable ..........      (17,110)        9,196
          Increase in oil and natural gas sales receivables .........         (201)         (106)
          Increase in inventory held for resale .....................           --          (973)
          Increase in undeveloped oil and natural gas
              properties held for resale ............................         (536)       (1,588)
          Increase in other current assets ..........................         (537)       (4,197)
          Increase in trade accounts payable ........................        6,275         1,813
          Increase (decrease) in revenue distribution payable .......        1,841        (1,416)
          Increase (decrease) in accrued expenses ...................        7,486          (428)
          Decrease in accrued state and federal income taxes payable            --        (4,204)
          Increase (decrease) in other current payables .............          322        (1,377)
                                                                          --------      --------
              Net cash provided by operating activities .............       26,164        25,169
                                                                          --------      --------
Cash flows from investing activities:
     Net sales (purchases) of investment securities .................          (15)          566
     Acquisitions ...................................................      (34,937)      (45,453)
     Purchases of property and equipment ............................      (26,027)      (28,692)
     Sale of property and equipment .................................        4,061           639
     Change in other assets .........................................         (142)          474
                                                                          --------      --------
              Net cash used in investing activities .................      (57,060)      (72,466)
                                                                          --------      --------

Cash flows from financing activities:
     Proceeds from notes payable ....................................       10,250        40,150
     Payments of notes payable ......................................      (25,849)       (5,542)
     Issuance of common stock .......................................       59,401            --
     Proceeds from exercise of stock options ........................          855           299
                                                                          --------      --------
              Net cash provided by financing activities .............       44,657        34,907
                                                                          --------      --------
              Net increase (decrease) in cash and cash equivalents ..       13,761       (12,390)
Cash and cash equivalents at beginning of period ....................        3,494        23,338
                                                                          --------      --------
Cash and cash equivalents at end of period ..........................     $ 17,255      $ 10,948
                                                                          ========      ========

Supplemental disclosure of cash flow information:
Cash paid during the period for:
     Interest .......................................................     $    695      $  3,360
     Income taxes ...................................................          745         8,000




    The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.
                                  (continued)

                        PATTERSON ENERGY, INC. AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
                                      (Unaudited)


Supplemental disclosure of cash flow information - continued:

              During the nine months ended September 30, 1998, the Company acquired Lone Star Mud, Inc. Robertson Onshore Drilling Company and Tejas Drilling Fluids, Inc. for an aggregate purchase price of approximately $58.8 million of which, approximately $45.5 million was paid in cash as follows (see
Note 2):

                                                                       (in thousands)
          Purchase price....................................................  $58,799
            Less non-cash item:
               Common stock issued..........................................   (9,946)
               Debt assumed.................................................   (3,400)
                                                                              -------
                 Total cash paid............................................  $45,453
                                                                              =======









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

         The results of operations for the three and nine months ended September 30, 1998, are not necessarily indicative of the results to be expected for the full year.

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


             Net assets acquired.................................. $ 3,069
             Goodwill.............................................   9,911
                                                                   -------
                 Total purchase price............................. $12,980
                                                                   =======

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


             Net assets acquired..................................   $  31,565
             Goodwill.............................................      10,680
                                                                     ---------
                 Total purchase price..............................  $  42,245
                                                                     =========

         On September 17, 1998, the Company acquired 100% of the outstanding stock of Tejas Drilling Fluids, Inc. ("Tejas"), a privately-owned, non-affiliated company based in Corpus Christi, Texas for $3.5 million cash and approximately $74,000 of other direct costs incurred relative to the transaction. The fair market values of the assets acquired were estimated and the purchase price, as of the date of acquisition, was allocated as follows (in thousands):


             Net assets acquired...................................  $     263
             Goodwill..............................................      2,061
             Covenants not to compete..............................      1,250
                                                                     ---------
                 Total purchase price..............................  $   3,574
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


             Contract  drilling assets.............................  $  17,450
             Goodwill..............................................     16,629
             Covenants not to compete..............................      1,273
                                                                     ---------
                 Total purchase price..............................  $  35,352
                                                                     =========







                                  (continued)

                             PATTERSON ENERGY, INC.
   NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED



2.       RECENT ACQUISITIONS - CONTINUED

         As the acquisitions of both Robertson and Wes-Tex are significant to the Company's operations, the following summary for the nine months ended September 30, 1997 and 1998, prepared on a pro forma basis, combines the consolidated results of operations as if Robertson and Wes-Tex had been acquired on January 1, 1997, after including the impact of certain adjustments, such as restatement of depreciation using the fair values instead of the book values of the assets acquired, the increased interest expense on the acquisition debt, increased amortization expense on intangible assets and the related income tax effects.

                                                       1997                    1998
                                                  -------------------    -------------------
                                                  (in thousands, except per share data)
             Revenues..............................  $ 180,772            $  159,919
             Net income............................     12,287                 5,899
             Basic earnings per share..............        .44                   .19
             Diluted earnings per share............        .42                   .18

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

3.       INTANGIBLE ASSETS

         Intangible assets at September 30, 1998 consisted principally of covenants not to compete and goodwill arising from the Company's acquisitions completed during fiscal year 1997 and the nine months ended September 30, 1998. The covenants are being amortized on a straight line basis over their contractual lives of five years. Goodwill, representing the excess of the purchase price over the estimated fair value of the assets acquired, is being amortized on a straight line basis over 15 years.

Intangible assets consisted of the following at September 30, 1998 (in thousands):


             Goodwill..................................      $  45,990
             Covenants not to compete..................          2,922
             Other.....................................            883
                                                             ---------
                                                                49,795
             Less accumulated amortization.............         (3,299)
                                                             ---------
                                                             $  46,496
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



                                  (continued)

                             PATTERSON ENERGY, INC.
   NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


4.       NOTE PAYABLE

         During February 1998, the Company amended its loan agreement with Norwest increasing its line of credit from $60 million to $70 million. At May 31, 1998, the line of credit, in accordance with the terms of such agreement, was converted to a term note with a maturity date of January 1, 2001 and a seven-year amortization period. At the time of conversion, $60 million had been drawn under the available credit facility. The note bears interest at the 30-day LIBOR rate plus 2.375% and includes various covenants the most restrictive of which are maintaining a debt to tangible net worth ratio of 1.35:1.00 and a current ratio of 1.40:1.00.

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

6.        EARNINGS PER SHARE

         The following table summarizes the dilutive effect of certain options and warrants to the Company's earnings per share for the three and nine months ended September 30, 1997 and 1998:

                                               Three Months Ended         Nine Months Ended
                                                  September 30,             September 30,
                                          --------------------------  -----------------------
                                              1997          1998         1997        1998
                                          -----------   ------------  -----------  ----------
                                                   (in thousands, except per share data)

Net income (loss) ....................     $  7,879     $   (529)     $ 13,797     $  5,725
Weighted average number of common
    shares outstanding ...............       29,538       31,671        27,901       31,636
                                           ========     ========      ========     ========
Basic earnings per share .............     $   0.27     $  (0.02)     $   0.49     $   0.18
                                           ========     ========      ========     ========

Net income ...........................     $  7,879     $   (529)     $ 13,797     $  5,725
Weighted average number of common
    shares outstanding ...............       29,538       31,671        27,901       31,636
Dilutive effect of outstanding options
    and warrants .....................        1,746           --         1,292          274
                                           --------     --------      --------     --------
Weighted average number of common
    shares outstanding, as adjusted ..       31,284       31,671        29,193       31,910
                                           ========     ========      ========     ========
Diluted earnings per share ...........     $   0.25     $  (0.02)     $   0.47     $   0.18
                                           ========     ========      ========     ========



                                  (continued)

                             PATTERSON ENERGY, INC.
   NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


6.        EARNINGS PER SHARE - CONTINUED

         The following options and warrants to purchase the Company's common stock were outstanding as of September 30, 1997 and 1998 but were excluded from the computation of diluted earnings per share because (1) the respective exercise prices were greater than the average market prices of the Company's common stock for the period indicated or (2) the effect of adding such options and warrants would further dilute a per share computation of a net loss for that period.

                                                   Options/Warrants                       Exercise
                                                     Outstanding                       Price Per Share
                                                  ---------------------               -------------------
                Three Months Ended:
                -------------------
                        September 30, 1997                  4,000   ..................   $   15.81
                                                          632,000   ..................       14.81
                                                            8,000   ..................       10.00
                                                          800,000   ..................        8.00
                                                        ---------
                                                        1,444,000
                                                        =========
                         September 30, 1998                 4,000   ..................   $   15.81
                                                          608,000   ..................       14.81
                                                            8,000   ..................       11.06
                                                            8,000   ..................       10.00
                                                          475,600   ..................        9.88
                                                           10,000   ..................        7.63
                                                            4,000   ..................        7.38
                                                           20,000   ..................        4.38
                                                            4,000   ..................        4.31
                                                          230,480   ..................        3.13
                                                           20,000   ..................        2.25
                                                           10,656   ..................        1.94
                                                           92,000   ..................        1.82
                                                        ---------
                                                        1,494,736
                                                        =========
                Nine Months Ended:
                ------------------
                        September 30, 1997                  4,000   ..................   $   15.81
                                                          632,000   ..................       14.81
                                                        ---------
                                                          636,000
                                                        =========
                         September 30, 1998               608,000   ..................   $   14.81
                                                            4,000   ..................       15.81
                                                            8,000   ..................       11.06
                                                        ---------
                                                          620,000
                                                        =========



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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


LIQUIDITY AND CAPITAL RESOURCES

         As of September 30, 1998, the Company had working capital of approximately $27.4 million and cash and cash equivalents of approximately $10.9 million as compared to working capital of approximately $46.5 million and cash and cash equivalents of approximately $23.3 million as of December 31, 1997. The decrease in the Company's working capital at September 30, 1998 was largely attributable to cash expended by the Company related to acquisitions completed during the first three months of fiscal year 1998. Approximately $8.7 million of the aggregate purchase price was funded using cash on hand at the respective dates of acquisition. In addition, the Company assumed approximately $3.4 million of debt, which was paid in full using cash on hand immediately following the consummation of such acquisitions and made an $8.0 million payment to the Internal Revenue Service for the Company's estimated Federal tax liability. For the nine months ended September 30, 1998, the Company generated net cash from operations of approximately $25.2 million, received proceeds of approximately $299,000 from the exercise of stock options, sold property and equipment for proceeds of approximately $639,000, received approximately $566,000 from the sale of investment securities and borrowed $40.15 million under an existing credit facility. These funds were used primarily to acquire drilling rigs, related equipment and associated intangible assets of approximately $45.4 million, to provide certain necessary refurbishment of approximately $24.8 million to the Company's operable drilling fleet, to reduce certain notes payable by approximately $5.5 million and to fund leasehold acquisition, exploration and development of approximately $3.9 million.

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

         On September 17, 1998, the Company completed the acquisition of Tejas Drilling Fluids, Inc. ("Tejas"), a privately-owned, non-affiliated company based in Corpus Christi, Texas for a purchase price of approximately $3.5 million cash and approximately $74,000 of direct costs incurred related to the acquisition. Tejas is a provider of drilling fluids to the oil and natural gas industry with its primary focus of operations in the south Texas region.

         At May 31, 1998, the Company's existing $70 million line of credit with Norwest Bank Texas, N.A. converted to a term note with a maturity date of January 1, 2001 with a seven-year, level-principal amortization. The note bears interest at the 30-day LIBOR rate plus 2.375%. At the time of conversion, the Company had drawn $60 million under the available credit facility. The Company began making monthly principal and interest payments of approximately $1.1 million on July 1, 1998.

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


RESULTS OF OPERATIONS

     COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

         For the nine months ended September 30, 1998, contract drilling revenues were approximately $137.9 million as compared to $120.2 million for the same period in 1997, an increase of 15%. Average rig utilization was 61% for the nine months ended September 30, 1998, as compared to 90% for the same period in 1997. Direct contract drilling expenses for the nine months ended September 30, 1998 were approximately $104.8 million, or 76% of related contract drilling revenues, as compared to approximately $89.0 million, or 74% of contract drilling revenues, for the same period in 1997. The increase in contract drilling revenues and direct contract drilling expenses was largely attributable to an increase in the number of operable drilling rigs. Since August 1, 1997, the Company added 24 operable drilling rigs to its drilling fleet which were predominantly available during the nine months ended September 30, 1998. General and administrative expense for the contract drilling segment was approximately $4.9 million for the nine months ended September 30, 1998 as compared to $3.4 million for the same period in 1997. The increase in general and administrative expenses was largely attributable to additional expense associated with the administrative offices of Lone Star Mud Company and Robertson Onshore Drilling Company acquired by the Company during January 1998 and February 1998, respectively. The administrative responsibilities of the Robertson Onshore operations were terminated during July 1998 and absorbed by the Company's personnel in Snyder, Texas. Depreciation and amortization expense for the contract drilling segment increased from $8.7 million for the nine months ended September 30, 1997 to approximately $16.4 million for the same nine-month period in 1998. The increase in depreciation and amortization expense was largely attributable to the increased number of drilling rigs added by acquisition during fiscal years 1997 and 1998. For the nine months ended September 30, 1998, operating income, including the net gain on sale of fixed assets, from the contract drilling segment was approximately $12.3 million as compared to approximately $19.7 million for the same period in 1997.

         The Company derives substantially all of its operating revenues and profit from its contract drilling operations. To a lesser extent, the Company generated operating revenues from the sales of crude oil and natural gas and the sales of drilling fluids and related services (collectively referred to herein as the Company's "ancillary operations") of approximately $16.2 million for the nine months ended September 30, 1998 as compared to $9.3 million for the same period in 1997. The increase in current year operating revenues from the Company's ancillary operations was attributable to the Company's addition of Lone Star during January 1998, which generated revenues of approximately $10.7 million from its drilling fluid sales and services provided for the nine-month period ended September 30, 1998. For the nine months ended September 30, 1998, the Company incurred operating costs of approximately $16.8 million, including approximately $3.6 million of depreciation, depletion and amortization, $1.1 million of impairment to its oil and natural gas properties and approximately $2.1 million of general and administrative expenses. This compares to operating costs of approximately $8.2 million, including $3.5 million of depreciation, depletion and amortization, $750,000 of impairment to its oil and natural gas properties and approximately $1.1 million of general and administrative expenses for the same period in 1997. The Company's ancillary operations for the nine months ended September 30, 1998 generated an operating loss of approximately $378,000 as compared to operating income of approximately $1.9 million for the nine months ended September 30, 1997. The decrease in operating income was primarily due to the significantly reduced commodity prices received for the Company's production of crude oil. The Company received $12.93 per barrel of crude oil during the nine months ended September 30, 1998 as compared to $19.17 per barrel during the same period in 1997, a 33% decrease in the associated commodity price. Additionally, a gain that related to the sale of a significant gas field of approximately $813,000 was included in 1997 operating income.

         For the nine months ended September 30, 1998, interest expense was approximately $3.360 million as compared to $695,000 for the same nine-month period in 1997. The 1997 interest expense amount includes approximately $265,000 of prepayment penalties and fees incurred as a result of the Company's early retirement of its notes payable during the first quarter of 1997. As a result of the Company's acquisitions in fiscal 1997 and 1998, obligations under an existing line of credit increased from $10.25 million at September 30, 1997 to $57.9 million at September 30, 1998, resulting in the Company's increased interest expense. Interest income for the first nine months of fiscal 1998 was approximately $646,000 as compared to approximately $799,000 for the same period in 1997.


     COMPARISON OF THE FISCAL QUARTERS ENDED SEPTEMBER 30, 1998 AND 1997

         For the fiscal quarter ended September 30, 1998, contract drilling revenues were approximately $37.7 million as compared to $55.1 million for the same fiscal quarter in 1997, a decrease of 32%. Average rig utilization was 50% for the fiscal quarter ended September 30, 1998, as compared to 91.5% for the same fiscal quarter in 1997. Direct contract drilling costs for the fiscal quarter ended September 30, 1998 were approximately $30.4 million, or 81% of contract drilling revenues, as compared to approximately $38.7 million, or 70% of contract drilling revenues, for the same fiscal quarter in 1997. General and administrative expenses for the contract drilling segment were approximately $787,000 for the fiscal quarter ended September 30, 1998 as compared to approximately $1.4 million for the same fiscal quarter in 1997. Depreciation and amortization expense was approximately $5.7 million for the fiscal quarter ended September 30, 1998 as compared to $3.7 million for the same fiscal quarter in 1997. The increase in depreciation and amortization expense was due primarily to the addition of the aforementioned drilling rigs. For the fiscal quarter ended September 30, 1998, operating income, including the net gain on sale of fixed assets, from the contract drilling segment was approximately $1.0 million as compared to approximately $11.5 million for the same fiscal quarter in 1997.

         Operating revenues from the Company's ancillary operations for the three months ended September 30, 1998 were $4.6 million as compared to $3.1 million for the same period in 1997. The increase in operating revenues was attributable to the Company's addition of Lone Star during January 1998, which generated revenues of approximately $2.9 million from its drilling fluid sales and services during the three months ended September 30, 1998. For the three months ended September 30, 1998, the Company incurred operating costs of approximately $5.6 million, including approximately $1.7 million of depreciation, depletion and amortization expense, $300,000 of expense related to the impairment of its oil and natural gas properties and approximately $700,000 of general and administrative expenses. This compares to operating costs of approximately $2.9 million, including $1.3 million of depreciation, depletion and amortization, $300,000 of expense related to the impairment of its oil and natural gas properties and approximately $400,000 of general and administrative expenses for the same period in 1997. The Company's ancillary operations for the three months ended September 30, 1998 generated an operating loss of approximately $936,000, as compared to operating income of approximately $1.0 million for the three months ended September 30, 1997. The decrease in operating income, as indicated above, was due primarily to the significantly reduced price of crude oil the Company received during the third quarter of 1998 as well as a related decline in the production of crude oil. The average price per barrel of crude oil decreased from $17.59 for the three months ended September 30, 1997 to $11.64 for the three months ended September 30, 1998 and the Company's production of crude oil declined 44% during the quarter ended September 30, 1998 as compared to the same period in 1997.

         For the fiscal quarter ended September 30, 1998, interest expense was approximately $1.195 million as compared to $186,000 for the same period in 1997. As a result of the Company's acquisitions in fiscal 1997 and 1998, obligations under an existing line of credit increased from $10.25 million at September 30, 1997 to $57.9 million at September 30, 1998. Interest income for the three months ended September 30, 1998, was $200,000 as compared to $159,000 for the same three-month period in 1997.


VOLATILITY OF OIL AND NATURAL GAS PRICES AND ITS IMPACT ON OPERATIONS

         The Company's revenue, profitability and future rate of growth are substantially dependent upon prevailing prices for oil and natural gas, both with respect to its contract drilling and other operating activities. Historically, oil and natural gas prices and markets have been extremely volatile. Prices are affected by market supply and demand factors as well as actions of state and local agencies, the United States and foreign governments and international cartels. All of these are beyond the control of the Company. Any significant or extended decline in oil and/or natural gas prices will have a material adverse effect on the Company's financial condition and results of operations. The sharp decline in crude oil prices beginning in the fourth quarter of 1997 has adversely impacted the Company's operations. Should oil prices remain at current levels or continue to decline or natural gas prices begin to decline, the Company's operations could be further adversely affected.


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

         During the quarter ended September 30, 1998, the Company adopted Statement of Financial Accounting Standards No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits" ("Statement 132"). Statement 132 revises employers' disclosures about pension and other postretirement benefit plans. The Company's adoption of Statement 132 did not however, change the measurement recognition of those plans.

         During September 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("Statement 133"), which establishes accounting and reporting standards for derivative instruments and other hedging activities. Statement 133 is effective for all fiscal quarters of fiscal years beginning after September 15, 1999. The provisions of Statement 133 are not expected to have a material impact to the Company.

YEAR 2000 COMPLIANCE PROGRAM


         During fiscal year 1997, the Company began implementation of its program for alleviating potential business interruptions that could be caused by the year 2000. The Company's program identified two principal areas of concern: supporting information technology systems ("IT systems") and the Company's related vulnerability to external providers of services and materials.

         The Company currently maintains three separate infrastructures to facilitate the processing of daily transactions and financial reporting. Each of the lines of business engaged in by the Company function separately from the other and therefore operates on individual computer platforms. The Company has completed its conversion of two of the computer platforms resulting in the replacement and modification of certain hardware and software applications that previously were determined not to be compliant with year 2000 issues. The Company's remaining hardware and software conversion is currently in progress. The Company anticipates that the conversion will be completed during January 1999.

         The ability of the Company to conduct its business efficiently and productively requires that providers of services and materials to the Company, as well as, major customers to the Company (collectively referred to herein as "external agents") be year 2000 compliant. The Company has implemented a process whereby external agents are identified and prioritized by level of exposure. Management of the Company is in the process of assessing the readiness and effectiveness of its external agents for the year 2000. Surveys, solicitations and other forms of inquiry are being used to make this determination. Management intends to interpret the responses and information gathered and determine on an individual basis whether the Company is vulnerable to that external agent. This process will continue through January 2000 as a means to provide a continuous update as to the external agents' status and success.

         The Company does not expect the total cost associated with the Company's efforts to become year 2000 compliant to be material to the Company's financial position. The total amount expended on the project through September 30, 1998 was approximately $1.5 million. The Company estimates that an additional $300,000 will be required to complete the project. The Company expects to significantly reduce its level of uncertainty about year 2000 issues and, in particular, about the year 2000 compliance and readiness of its external agents. Accordingly, the Company does not deem it necessary to formally adopt a contingency plan.

         The failure to correct a material year 2000 problem could result in an interruption in, or a failure of, certain normal business activities or operations. Such failures could materially and adversely affect the Company's results of operations, liquidity and financial condition. Due to the general uncertainty inherent in the year 2000 problem, resulting in part from the uncertainty of the year 2000 readiness of third-party suppliers and customers, the Company is unable to determine at this time whether the consequences of year 2000 failures will have a material impact on the Company's results of operations, liquidity or financial condition. The Company believes that, with the implementation of new business systems and completion of its program as scheduled, the possibility of significant interruptions of normal operations should be reduced.

                              --------------------

          CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF
                THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

         "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Item 2 of this Report contains forward-looking statements which are made pursuant to the "safe harbor" provisions of The Private Securities Litigation Reform Act of 1995. These statements include, without limitation, statements relating to: liquidity; financing of operations; continued volatility of oil and natural gas prices; source and sufficiency of funds required for immediate capital needs and additional rig acquisitions (if further opportunities arise); and such other matters. The words "believes," "plans," "intends," "expected," "estimates" or "budgeted" and similar expressions identify forward-looking statements. The forward-looking statements are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions, expected future developments and other factors it believes are appropriate in the circumstances. The Company does not undertake to update, revise or correct any of the forward-looking information. Factors that could cause actual results to differ materially from the Company's expectations expressed in the forward-looking statements include, but are not limited to, the following: intense competition in the contract drilling industry; continued low level oil prices and/or fall of natural gas prices; continued adverse market conditions for contract drilling services; drill-pipe shortages; labor shortages, primarily qualified drilling rig personnel; insurance coverage limitations and requirements; inability to acquire additional drilling rigs on terms favorable to the Company and the loss of key personnel, particularly Cloyce A. Talbott and A. Glenn Patterson, the Chairman and Chief Executive Officer and the President and Chief Operating Officer of the Company, respectively. For a more complete explanation of these various factors and others, see "Cautionary Statement for Purposes of the 'Safe Harbor' Provisions of the Private Securities Litigation Reform Act of 1995" included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997, beginning on page 10.

                              --------------------

                          PART II - OTHER INFORMATION


ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            The Company held its Annual Meeting of Stockholders on July 1, 1998. The following table sets forth certain information relating to each of the matters voted upon at the meeting.


                                                                                      VOTES
                                                              -------------------------------------------------------
                 MATTERS VOTED UPON                                                       WITHHELD/      BROKER
               ----------------------                            FOR           AGAINST       ABSTAIN      NON-VOTES
                                                               ----------      -------      ----------    -----------
1.   Ratification of PricewaterhouseCoopers LLP as
        the independent accountants of the
        Company for the fiscal year ended
        December 31, 1998............................          28,483,286       35,369        44,128         --

2.   Election of the following persons to the
     Company's Board of Directors:
          Cloyce A. Talbott..........................          28,436,152         --         126,631         --
          A. Glenn Patterson.........................          28,436,452         --         126,331         --
          Robert L. Gist.............................          28,428,404         --         134,379         --
          Kenneth E. Davis...........................          28,414,338         --         148,445         --
          Vincent A. Rossi, Jr.......................          28,427,952         --         134,831         --

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

10.1.2 Security Agreement dated December 9, 1997 between Patterson Drilling Company and Norwest Bank Texas, N.A. (6)

10.1.3 Corporate Guarantees of Patterson Drilling Company, Patterson Petroleum, Inc. and Patterson Petroleum Trading Company, Inc. (6)

10.2              Aircraft Lease, dated January 15, 1998, (effective January 1,
         1998) between Talbott Aviation, Inc. and Patterson Energy, Inc. (18)

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

10.10             Model Form Operating Agreement. (17)

10.11             Form of Drilling Bid Proposal and Footage Drilling Contract.
         (17)

10.12             Form of Turnkey Drilling Agreement. (17)

15.1              Awareness letter of Independent Accountants;
         PricewaterhouseCoopers LLP

21.1              Subsidiaries of the registrant. (18)

27.1 Financial Data Schedule as of September 30, 1998 and for the three and nine months then ended.

27.2 Financial Data Schedule as of September 30, 1997 and for the three and nine months then ended.

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

(14) Incorporated by reference to Item 5, "Other Items" to Form 8-K dated December 1, 1995 and filed on January 16, 1996.

(15) Incorporated herein by reference to Item 8, "Exhibits" to Registration Statement on Form S-8 (File No. 333-47917); filed March 13, 1998.

(16) Incorporated herein by reference to Item 8, "Exhibits" to Registration Statement on Form S-8 (File No. 33-39471); filed November 4, 1997.

(17) Incorporated by reference to Item 27, "Exhibits" to Registration Statement filed with the Securities and Exchange Commission on August 30, 1993.

(18) Incorporated by reference to Item 14, "Exhibits, Financial Statement Schedules and Reports on Form 8-K" to Form 10-K dated December 31, 1997.


     (b) REPORTS ON FORM 8-K.

         The following report on Form 8-K was filed with the Securities and Exchange Commission during the fiscal quarter ended September 30, 1998 related to:

         (1) Report dated July 30, 1998 announcing the Company's results from operations for the period ended June 30, 1998; filed September 9, 1998.

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


                                           PATTERSON ENERGY, INC.



                                           By: /s/ Cloyce A. Talbott
                                              --------------------------------
                                              Cloyce A. Talbott
                                              Chairman of the Board and
                                              Chief Executive Officer


                                           By: /s/ James C. Brown
                                              --------------------------------
                                              James C. Brown
                                              Vice President-Finance

DATED: November 16, 1998

                                     EXHIBIT INDEX


    EXHIBIT NO.                  DESCRIPTION
    -----------                  ------------

       15.1 Awareness Letter of Independent Accountants, PricewaterhouseCoopers LLP

       27.1 Financial Data Schedule as of September 30, 1998 and for the three and nine months ended September 30, 1998.

       27.2 Financial Data Schedule for the three and nine months ended September 30, 1997.