Form 10-K
period 1998-12-31
PATTERSON ENERGY INC
filed 1999-03-31
CIK 889900

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ---------------------

                                   FORM 10-K
                             ---------------------
(MARK ONE)
[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934 FOR THE TRANSITION PERIOD FROM                         TO

                         COMMISSION FILE NUMBER 0-22664
                             ---------------------

                             PATTERSON ENERGY, INC.
             (Exact name of registrant as specified in its charter)

                     DELAWARE                                           75-2504748
 (State or other jurisdiction of incorporation or          (I.R.S. Employer Identification No.)
                  organization)

                      P.O. BOX 1416, 4510 LAMESA HIGHWAY,
                                 SNYDER, TEXAS
                                     79550
                                   (Zip Code)
                    (Address of principal executive offices)
                             ---------------------

       Registrant's telephone number, including area code: (915) 573-1104
                             ---------------------

            Securities Registered Pursuant to 12(b) of the Act: None
              Securities Registered Pursuant to 12(g) of the Act:

                                (TITLE OF CLASS)
                          Common Stock, $.01 Par Value

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of the Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of March 22, 1999 was $142,705,758, based upon the average bid and asked prices of $4.66 and $4.69, respectively, on the Nasdaq National Market.

     As of March 22, 1999, the registrant had outstanding 32,471,132 shares of common stock, $.01 Par Value, its only class of voting stock.

                       DOCUMENT INCORPORATED BY REFERENCE

     Parts of the following document are incorporated by reference into Part III of this Annual Report on Form 10-K: Definitive Proxy Statement for the registrant's 1999 Annual Meeting of Stockholders.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

     The "Company" or "Patterson" is used in this report to refer to Patterson Energy, Inc. and its consolidated subsidiaries. The Company may from time to time make written or oral forward-looking statements, including statements contained in the Company's filings with the Securities and Exchange Commission and its reports to stockholders. Items 1 and 2 contain forward-looking statements and are made pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. These statements include, without limitation, statements relating to the drilling and completion of wells, well operations, utilization rates of drilling rigs, reserve estimates (including estimates for future net revenues associated with such reserves and the present value of such future net reserves), business strategies and other plans and objectives of the Company's management for future operations and activities and other such matters. The words "believes," "budgeted," "plans," "intends," "strategy," or "anticipates" and similar expressions identify forward-looking statements. The Company does not undertake to update, revise or correct any of the forward-looking information. Readers are cautioned that such forward-looking statements should be read in conjunction with the Company's disclosures under the heading: "Cautionary Statement for Purposes of the 'Safe Harbor' Provisions of the Private Securities Litigation Reform Act of 1995" beginning on page 13.
                         ------------------------------

     ALL NUMERICAL INFORMATION CONTAINED IN THIS REPORT RELATING TO THE COMPANY'S COMMON STOCK REFLECTS THE TWO-FOR-ONE SPLITS OF THE COMPANY'S COMMON STOCK EFFECTED IN JULY 1997 AND IN JANUARY 1998, RESPECTIVELY.
                         ------------------------------

ITEMS 1 AND 2. BUSINESS AND PROPERTIES.

OVERVIEW

     Patterson is one of the leading providers of domestic land drilling services to major and independent oil and natural gas companies. Formed in 1978 and reincorporated in 1993 as a Delaware Corporation, the Company focuses its operations primarily in Texas and southeast New Mexico. The Company currently has a drilling fleet of 119 drilling rigs, 114 of which are currently operable. The Company is also engaged in the development, exploration, acquisition and production of oil and natural gas and, to a lesser extent, provides contract drilling fluid services to other oil and natural gas operators.

     CONTRACT DRILLING OPERATIONS. The Company has established a reputation for reliable, high quality drilling equipment and well-trained crews. The Company continually seeks to modify and upgrade its equipment to maximize the performance and capabilities of its drilling rig fleet, which the Company believes provides it with a competitive advantage. Additionally, the Company has the in-house capability to design, manufacture, repair and modify its drilling rigs. Of the Company's drilling rigs, 82 are capable of drilling to depths greater than 10,000 feet, including 11 that are capable of drilling to depths greater than 15,000 feet. During the fiscal year ended December 31, 1998, the Company drilled 1,028 wells for 251 non-affiliated customers maintaining an average utilization rate of 54%.

     Over the past five years, the Company's operations have expanded significantly through a series of acquisitions. Since 1993, the Company has increased its contract drilling fleet by 106 drilling rigs. From 1993 (prior to giving effect to the 1996 merger with Tucker Drilling Company, Inc. which was treated as a pooling of interests for financial accounting purposes) to 1998, the Company's consolidated operating revenues increased from $25.0 million to $187.0 million, and earnings before interest expense, income taxes, depreciation, depletion and amortization (EBITDA) increased from $4.3 million to $36.1 million.

     OIL AND NATURAL GAS OPERATIONS. The Company's oil and natural gas activities are designed to complement its land drilling operations and diversify the Company's overall business strategy. These activities are primarily focused in mature producing regions in the Austin Chalk Trend, the Permian Basin and South Texas. Oil and natural gas operations comprised approximately 4% of the Company's consolidated operating revenues for the year ended December 31, 1998. At December 31, 1998, the Company's proved developed reserves were approximately
1.5 million BOE and had a present value (discounted at 10% before income taxes) of estimated future net revenues of approximately $6.8 million. The industry's significantly reduced commodity prices, primarily the price of crude oil, have had a negative impact on the valuation of the Company's oil and natural gas reserves. For the year end December 31, 1998, the Company incurred a $3.8 million impairment charge to its oil and natural gas properties.

     The Company's business strategy for its oil and natural gas operations is to increase its oil and natural gas reserves primarily through developmental and exploratory drilling in producing areas. Although Patterson from time to time will participate through a working interest in exploratory drilling, the focus of the Company's drilling activities for the foreseeable future will be exploration and development drilling in the Austin Chalk Trend, the Permian Basin of West Texas and Southeastern New Mexico and in South Texas.

     DRILLING FLUID OPERATIONS. In addition, the Company also provides contract drilling fluid services to numerous operators in the oil and natural gas industry. Operating revenues derived from these activities constitute approximately 7% of the Company's consolidated operating revenues. Patterson believes that these contract services integrate well with its other core operating activities. The drilling fluid operations were added by the Company during the current fiscal year with its acquisition of Lone Star Mud, Inc. during January 1998 and Tejas Drilling Fluids, Inc. in September 1998.

     The Company's headquarters are located at 4510 Lamesa Highway, Snyder, Texas, and its telephone number at that address is (915) 573-1104. The Company also has small offices in Austin, Houston, Dallas, Midland, San Angelo, Corpus Christi, Texas, and twelve yard facilities variously located in its areas of operations.

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

     EFFICIENT OPERATIONS. Based on publicly available information, the Company believes that it had one of the most competitive ratios of EBITDA to revenues in the U.S. land drilling industry during 1998. The Company has produced these results from the combination of providing premium contract drilling services and operating under an efficient cost structure. In addition, the Company has achieved cost reductions and efficiencies through acquisition related synergies. The Company uses its fleet of trucks and trailers to rig down, transport and rig up its drilling rigs, which further increases efficiency by reducing the time and costs associated with these ancillary operations.

RECENT ACQUISITIONS

     On January 5, 1998, the Company acquired 100% of the outstanding stock of Lone Star Mud, Inc. ("Lone Star"), a privately-owned, non-affiliated company based in Midland, Texas. The purchase price of approximately $13.0 million consisted of $1.4 million in cash, 571,328 shares of the Company's common stock valued at $17.41 per share, the assumption of $1.6 million of debt and approximately $3,300 of other direct costs incurred relative to the transaction. Pursuant to certain terms of the Company's existing loan agreement with Norwest Bank Texas, N.A. ("Norwest"), the outstanding balance of the above mentioned assumed debt was paid in full.

     On February 6, 1998, the Company completed the merger of Robertson Onshore Drilling Company ("Robertson") a privately-owned, non-affiliated, contract drilling company based in Dallas, Texas, with and into Patterson Onshore Drilling Company, a wholly-owned subsidiary of Patterson Drilling Company. The purchase price of approximately $42.2 million was funded using cash on hand of approximately $3.25 million, proceeds of $36.75 million provided by the Company's line of credit, the assumption of $1.8 million of debt and approximately $444,000 of direct costs incurred related to the acquisition. The assets acquired consisted of 15 operable drilling rigs and a shop and yard located in Liberty City, Texas.

     On September 17, 1998, the Company acquired 100% of the outstanding stock of Tejas Drilling Fluids, Inc. ("Tejas"), a privately-owned, non-affiliated company based in Corpus Christi, Texas for $3.5 million cash and approximately $74,000 of other direct costs incurred relative to the transaction.

     On January 27, 1999, the Company completed the acquisition of five drilling rigs and other related equipment from a non-affiliated entity based in South Texas. The Company's consideration for the acquired assets included 800,000 unregistered shares of the Company's common stock valued at $4.00 per share and an additional cash payment to be determined one year from the acquisition date. The contingent cash payment will be based on the sales price of the Company's common stock in January 2000. The payment may be as high as $880,000 or as low as zero.

INDUSTRY SEGMENTS

     The Company's revenues, operating profits and identifiable operating assets are primarily attributable to three industry segments: (i) contract drilling,
(ii) oil and natural gas exploration, development, acquisition and production and (iii) drilling fluids. The contract drilling segment operated at a profit during each of the years in the three-year period ended December 31, 1998. The oil and natural gas segment operated at a profit for the years ended December 31, 1996 and 1997 and at a loss for the year ended December 31, 1998. The drilling fluids segment generated a profit for the year ended December 31, 1998. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 14 of Notes to Consolidated Financial Statements included as a part of Items 7 and 8, respectively, of this Report for financial information pertaining to these industry segments.

CONTRACT DRILLING OPERATIONS

     GENERAL. The Company markets its contract drilling services to major oil companies and independent oil and natural gas producers. The Company owns 119 drilling rigs, 114 of which are currently operable. Currently, 99 of the operable drilling rigs are based in Texas (60 in west Texas, 22 in south Texas, 12 in east Texas and five in north Texas), nine are based in southeast New Mexico, five in Mississippi and one in Utah. The drilling rigs have rated maximum depth capabilities ranging from 7,000 feet to 25,000 feet.

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

     The following table sets forth for each of the periods indicated the approximate percentage of the Company's drilling revenues attributable to daywork, footage and turnkey contracts:

                                                                     YEAR ENDED
                                                                    DECEMBER 31,
                                                                --------------------
                      TYPE OF REVENUES                          1996    1997    1998
                      ----------------                          ----    ----    ----
Daywork.....................................................     52%     62%     64%
Footage.....................................................     40      35      24
Turnkey.....................................................      8       3      12

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

     CONTRACT DRILLING ACTIVITY. The following table sets forth certain information regarding the Company's contract drilling activity for each of the years in the three year period ended December 31, 1998.

                                                                    YEAR ENDED
                                                                   DECEMBER 31,
                                                              ----------------------
                                                              1996    1997     1998
                                                              ----    ----     ----
Number of wells drilled...................................    464     1,115    1,028
Average rigs available for service........................     42        73      106
Average rig utilization rate(1)...........................     76%       89%      54%

---------------
(1) Rig utilization is based on a 365-day year for rigs available for service during the periods indicated. A rig is utilized when it is operating or being moved, assembled or dismantled under contract.

     CUSTOMERS. For the year ended December 31, 1998, the Company drilled wells for 251 nonaffiliated customers. This compares with 193 nonaffiliated customers for the year ended December 31, 1997. No single customer accounted for 10% or more of the Company's consolidated operating revenues for the fiscal year ended December 31, 1998. The Company does not believe that the loss of any one customer would have a material adverse effect on the Company's operations.

     The Company's customers in the past 12 months have included, among others, Abraxas Production, Apache Corporation, ARCO Permian, Burlington Resources Oil & Gas Company, Chevron U.S.A., Cobra Oil and Gas, Costilla Petroleum, Louis Dreyfuss Natural Gas Company, Enron Oil & Gas Company, Mitchell Energy Corporation, Oryx Energy, Santa Fe Energy and Union Pacific Resources, Co.

     As of December 31, 1998 the Company was drilling a total of 17 wells, none of which were being drilled for affiliated parties.

     DRILLING RIGS AND RELATED EQUIPMENT. The following table provides certain information concerning the drilling rigs owned by the Company to date:

                  DEPTH RATING (FT.)                      MECHANICAL    DIESEL ELECTRIC
                  ------------------                      ----------    ---------------
7,000 to 10,000.......................................        37(1)           --
10,001 to 15,000......................................        64               7
15,001 to 25,000......................................         7(2)            4
                                                             ---              --
          Totals......................................       108              11
                                                             ===              ==

---------------
(1) Includes 4 inoperable rigs.

(2) Includes 1 inoperable rig.

     The Company owns 101 trucks and 137 trailers. This equipment is used to rig down, transport and rig up the Company's drilling rigs which minimizes the Company's dependency upon third parties for these ancillary services and further enhances the efficiency of the Company's contract drilling operations.

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

     The Company's strategy for its oil and natural gas operations is to increase its reserve base primarily through development drilling, as well as selected acquisitions of leasehold acreage and producing properties. At December 31, 1998, the Company was the operator of 130 wells, of which it was the drilling contractor for 122 wells.

     OIL AND NATURAL GAS RESERVES. The Company engaged M. Brian Wallace, P.E. Dallas, Texas, an independent petroleum engineer, to estimate the Company's proved developed reserves, projected future production and estimated future net revenues from production of proved developed reserves on its properties as of December 31, 1996, 1997 and 1998. Mr. Wallace's estimates were based upon a review of production histories and other geologic, economic, ownership and engineering data provided by the Company. In determining the estimates of the reserve quantities that are economically recoverable, Mr. Wallace used oil and natural gas prices and estimated average development and production costs provided by the Company.

     The following table sets forth information as of the end of each of the years in the three year period ended December 31, 1998 derived from the reserve reports of Mr. Wallace. The present values (discounted at 10% before income taxes) of estimated future net revenues shown in the table are not intended to represent the current market value of the estimated oil and natural gas reserves owned by the Company. For further information concerning the present value of estimated future net revenue from these proved developed reserves, see Note 16 of Notes to Consolidated Financial Statements included as a part of Item 8 of this Report.

                                                             AS OF DECEMBER 31,
                                                        ----------------------------
                                                         1996       1997       1998
                                                         ----       ----       ----
                                                               (IN THOUSANDS)
Proved Developed Reserves:
Oil (Bbls)..........................................      1,062        945       946
Gas (Mcf)...........................................      7,627      3,788     3,490
Total (BOE).........................................      2,333      1,576     1,528
Estimated future net revenue before income taxes....    $25,637    $15,012    $9,232
Present value of estimated future net revenues
  before income taxes, discounted at 10%............    $17,893    $11,422    $6,770

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

                                                           YEAR ENDED DECEMBER 31,
                                                          --------------------------
                                                           1996      1997      1998
                                                           ----      ----      ----
Average net daily production:
  Oil (Bbls)..........................................       641     1,159       835
  Gas (Mcf)...........................................     4,586     4,024     2,742
  Total (BOE).........................................     1,406     1,830     1,292
Average sales prices:
  Oil (per Bbl).......................................    $20.99    $17.86    $12.16
  Gas (per Mcf).......................................      2.01      2.19      1.93
  Average production (lifting) costs (per BOE)........    $ 3.91    $ 3.41    $ 4.08

     PRODUCTIVE WELLS. The following table sets forth information regarding the number of productive wells in which the Company held a working interest as of December 31, 1998. One or more completions in the same well bore are counted as one well.

                                                                  PRODUCTIVE
                                                                    WELLS
                                                                --------------
                                                                GROSS     NET
                                                                -----     ---
Oil.........................................................     185     56.56
Gas.........................................................      56      4.73
                                                                 ---     -----
     Total..................................................     241     61.29
                                                                 ===     =====

     DEVELOPED AND UNDEVELOPED ACREAGE. The following table sets forth the developed and undeveloped acreage in which the Company owned a working or leasehold interest as of December 31, 1998:

                                                                   DEVELOPED          UNDEVELOPED
                                                                ---------------    -----------------
                          LOCATION                              GROSS      NET      GROSS      NET
                          --------                              -----      ---      -----      ---
Austin Chalk Trend and South Texas..........................    34,118    6,260     89,330    22,459
Permian Basin...............................................    24,275    3,150     37,390     7,994
                                                                ------    -----    -------    ------
     Total..................................................    58,393    9,410    126,720    30,453
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

                                                              LEASE ACRES EXPIRING
                                                              --------------------
                                                               GROSS         NET
                                                               -----         ---
PERIOD ENDING:
  December 31, 1999.......................................     35,397        6,767
  December 31, 2000.......................................     40,485        8,901
  December 31, 2001 and later.............................     50,838       14,785
                                                              -------       ------
       Total..............................................    126,720       30,453
                                                              =======       ======

     DRILLING ACTIVITIES. The following table set forth the results of the Company's participation in the drilling of development and exploratory wells during each of the years ended December 31, 1996, 1997 and 1998.

                                                     DEVELOPMENT WELLS                 EXPLORATORY WELLS
                                              -------------------------------    ------------------------------
                                                PRODUCTIVE        DRY HOLES       PRODUCTIVE        DRY HOLES
                                              --------------    -------------    -------------    -------------
         YEAR ENDED DECEMBER 31,              GROSS     NET     GROSS    NET     GROSS    NET     GROSS    NET
         -----------------------              -----     ---     -----    ---     -----    ---     -----    ---
1996......................................     29       4.35     16      3.87      1       .16      6      1.00
1997......................................     24       5.44      8      1.53      7      1.13     15      3.06
1998......................................     23       4.45      6      1.74      3       .55     13      2.16
                                               --      -----     --      ----     --      ----     --      ----
     Total................................     76      14.24     30      7.14     11      1.84     34      6.22
                                               ==      =====     ==      ====     ==      ====     ==      ====

     MARKETING OF CRUDE OIL AND NATURAL GAS. Crude oil is sold based upon 30-day automatically renewable contracts with oil purchasers. Prices vary as world oil prices fluctuate. Due to competitive conditions, the Company does not believe that the loss of any one of its major crude oil purchasers would have a material adverse effect on its business. The Company markets oil produced from Company operated wells through a wholly-owned subsidiary. A company owned in part by the son of Cloyce A. Talbott, the Company's Chairman and Chief Executive Officer, is a first purchaser of substantially all of the oil produced from Company-operated leases. See Note 18 of Notes to Consolidated Financial Statements included as a part of Item 8 of this Report.

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

     No customer for oil and natural gas accounted for more than 10% of the Company's consolidated revenues for the year ended December 31, 1998.

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

RISKS AND INSURANCE

     The Company's operations are subject to the many hazards inherent in the drilling business, including blow-outs, cratering, fires and explosions. These hazards could cause personal injury or death, suspend drilling operations or seriously damage or destroy the equipment involved and, in addition to environmental damage, could cause substantial damage to producing formations and surrounding areas. Damage to the environment, including property contamination in the form of either soil or ground water contamination, could also result from the Company's operations, particularly through oil or produced water spillage, natural gas leaks and extensive, uncontrolled fires. In addition, the Company could become subject to liability for reservoir damages. The occurrence of a significant event, including pollution or environmental damages, could materially affect the Company's operations and financial condition. As a protection against operating hazards, the Company maintains insurance coverage considered by the Company to be adequate, including all-risk physical damages, employer's liability, commercial general liability and workers compensation insurance. The Company currently has general liability insurance of $2.0 million per occurrence with an aggregate of $2.0 million and excess liability and umbrella coverage's of up to $50.0 million per occurrence with a $50.0 million aggregate. The Company's customers generally require the Company to have at least $1.0 million of third party liability coverage. Since April 1, 1992, the Company has carried workers' compensation insurance, with a deductible of $100,000 per occurrence. If multiple workers' compensation claims are filed, the Company could incur significant expenses, which in turn could have a material adverse impact on its financial condition and operations.

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

EMPLOYEES

     The Company employed approximately 1,202 full-time persons (83 office personnel and 1,119 field personnel) at December 31, 1998. The number of drilling rig employees will fluctuate depending upon the number of operable drilling rigs and the demand for contract drilling services. The Company considers its employee relations to be satisfactory. None of the Company's employees are represented by a union.

ITEM 3. LEGAL PROCEEDINGS.

     The Company is party to various legal proceedings arising in the normal course of its business. Management of the Company does not believe that the outcome of these proceedings will have a material adverse effect on the financial condition of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

                         ------------------------------

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

     VOLATILITY OF OIL AND NATURAL GAS PRICES. The Company's revenue, profitability and future rate of growth are substantially dependent upon prevailing prices for oil and natural gas. In recent years, oil and natural gas prices and, therefore, the level of drilling, exploration, development and production, have been extremely volatile. Prices are affected by market supply and demand factors as well as actions of state and local agencies, the U.S. and foreign governments and international cartels. All of these factors are beyond the control of the Company. Any significant or extended decline in oil and/or natural gas prices will have a material adverse effect on the Company's financial condition and operations and could impair access to sources of capital. The price of oil rose to a six-year high of $25.75 per barrel in January 1997, and fell to a low since then of $8.60 per barrel in December 1998. These low level oil prices have materially adversely impacted the Company's operations. See "Market Conditions for Contract Drilling Services," below. Should oil prices remain at these levels or continue to decline or natural gas prices decline, the Company's operations would be further adversely affected.

     MARKET CONDITIONS FOR CONTRACT DRILLING SERVICES. The contract drilling business experienced increased demand for drilling services from 1995 through the third quarter of 1997 due to stronger oil and natural gas prices. However, except for that period and other occasional upturns, the market for onshore contract drilling services has generally been depressed since mid-1982. Since this time and except during the occasional upturns, there have been substantially more drilling rigs available than necessary to meet demand in most operating and geographic segments of the domestic drilling industry. As a result, drilling contractors have had difficulty sustaining profit margins. In addition to adverse effects that future declines in demand could have on the Company, ongoing movement or reactivation of onshore drilling rigs or new construction of drilling rigs could adversely affect rig utilization rates and pricing, even in an environment of stronger oil and natural gas prices and increased drilling activity. The Company cannot predict either the future level of demand for its contract drilling services or future conditions in the contract drilling industry. The Company's rig utilization rate reached an all time high of approximately 91.5% in the third quarter of 1997 and fell to a low since then of 29% during December 1998 due to low oil prices.

     SUBSTANTIAL BANK DEBT -- IMPACT OF DEPRESSED OIL AND NATURAL GAS PRICES ON ABILITY TO MAKE LOAN PAYMENTS AND TO SATISFY LOAN COVENANTS. The Company has a bank term loan with a remaining principal balance of $55.7 million at December 31, 1998. All of the Company's contract drilling rigs and all of its oil and natural gas properties are pledged as collateral on the loan and the remainder of its assets are subject to a negative pledge. The loan is payable in monthly principal installments of $714,286 until January 1, 2001, when the loan matures and the then remaining principal balance and accrued interest becomes due and payable. The loan agreement contains a number of covenants including financial covenants, the failure of which to satisfy could at the bank's election cause acceleration of the maturity date of the loan and require immediate repayment. At December 31, 1998, the Company was in violation of one of the loan covenants which required positive net income. The bank waived the breach of this covenant and agreed to replace the covenant with an earnings before interest expense, income taxes, depreciation, depletion and amortization to interest expense covenant. Failure of the Company to meet this amended covenant or any of the other covenants could at the bank's election cause the maturity date of the loan to be accelerated and become immediately due and payable. Failure of the Company to pay the loan principal and interest could result in foreclosure on the drilling rigs and oil and natural gas properties. The Company believes it has sufficient working capital to pay monthly principal and interest payments under the loan for at least the next 12 months without improvement in commodity prices. The ability to meet the various loan covenants without improvement in commodity prices could be more difficult.

     FLUCTUATIONS IN SHORTAGES OF DRILL PIPE IN THE CONTRACT DRILLING INDUSTRY. The increase in domestic drilling demand from mid-1995 through the third quarter of 1997 and related increase in contract drilling activity resulted in a shortage of drill pipe in the industry. This shortage caused the price of drill pipe to increase significantly and required that orders for new drill pipe be placed one year in advance. A return to higher demand levels for contract drilling services could reinstate the problems associated with drill pipe shortages.

     RECENT RAPID GROWTH; ASSOCIATED RISKS. The Company has experienced rapid and substantial growth over the past four years and, if favorable opportunities arise in the future, intends to further expand its drilling fleet through selected acquisitions. Continued growth could strain the Company's management, operations, employees and resources. There can be no assurance that the Company will be able to manage growth effectively or that it will be successful in maintaining the market share attributable to operable drilling rigs acquired by the Company. If the Company is unable to manage its growth, its business, results of operations or financial condition could be materially adversely affected.

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

     OPERATING HAZARDS AND UNINSURED RISKS. Contract drilling and oil and natural gas activities are subject to a number of risks and hazards which could cause serious injury or death to persons, suspension of drilling operations and serious damage to equipment or property of others and, in addition to environmental damage, could cause substantial damage to producing formations and surrounding areas. Damages to the environment could result from the Company's operations, particularly through oil spills, gas leaks, discharges of toxic gases or extensive uncontrolled fires. In addition, the Company could become subject to liability for reservoir damages. The occurrence of a significant event, including pollution or environmental damage, could materially affect the Company's operations and financial condition. Although the Company believes that it is adequately insured against normal and foreseeable risks in its operations in accordance with industry standards, such insurance may not be adequate to protect the Company against liability from all consequences of well disasters, extensive fire damage or damage to the environment. No assurance can be given that the Company will be able to maintain adequate insurance in the future at rates it considers reasonable or that any particular types of coverage will be available. Furthermore, a portion of the Company's contract drilling is done on a turnkey basis, which involves substantial economic risks. Under turnkey drilling contracts, the Company contracts to drill a well to a contract depth under specified conditions for a fixed price. The risks to the Company under this type of drilling contract are substantially greater than on a well drilled on a daywork or footage basis since the Company assumes most of the risks associated with the drilling operations generally assumed by the operator of the well in a daywork or footage contract, including risk of blowout, machinery breakdowns and abnormal drilling conditions. Accordingly, if severe drilling problems are encountered in drilling wells under a turnkey contract, the Company could suffer substantial losses associated with that contract. For the years ended December 31, 1997 and 1998, the percentage of the Company's contract drilling revenues attributable to turnkey contracts was 3.0% and 12.0%, respectively.

     ENVIRONMENTAL AND OTHER GOVERNMENTAL REGULATION MATTERS. The Company's operations are subject to numerous domestic laws and regulations that relate directly or indirectly to the drilling of oil and natural gas wells, including laws and regulations controlling the discharge of materials into the environment, requiring removal and cleanup under certain circumstances or otherwise relating to the protection of the environment. Laws and regulations protecting the environment have generally become more stringent in recent years, and may in certain circumstances impose strict liability, rendering a person liable for environmental damage without regard to negligence or fault on the part of such person. To date, the Company has not been required to expend significant resources in order to comply with applicable environmental laws and regulations nor has it incurred any fines or penalties for noncompliance. However, compliance costs under existing legal requirements and under any new requirements could become material, and the Company could incur liability in the future for noncompliance. Additional matters subject to governmental regulation include discharge permits for drilling operations, performance bonds, reports concerning operations, spacing of wells, unitization and pooling of properties, disposal of produced water and taxation. From time to time, regulatory agencies have imposed price controls and limitations on production by restricting the rate of flow of oil and natural gas wells below actual production capacity in order to conserve supplies of oil and natural gas.
                         ------------------------------

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     The Company's common stock, par value $0.01 per share is publicly traded on the Nasdaq National Market and is quoted under the symbol "PTEN."

     The following table sets forth the high and low sales prices of the Company's common stock for the periods indicated:

                                                                 HIGH      LOW
                                                                 ----      ---
1997:
First quarter...............................................    $ 8.75    $5.50
Second quarter..............................................     11.69     6.63
Third quarter...............................................     26.56    11.13
Fourth quarter..............................................     32.63    14.38
1998:
First quarter...............................................    $20.00    $8.88
Second quarter..............................................     15.63     9.25
Third quarter...............................................     10.06     4.06
Fourth quarter..............................................      7.00     3.44

     As of March 22, 1999, there were approximately 408 holders of record (approximately 18,000 beneficial holders) of the Company's common stock.

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

     The following subparagraph sets forth information concerning equity securities sold by the Company during 1998 but not registered under the Securities Act of 1993, as amended (the "Act"):

     During January 1998, the Company issued a total of 571,328 shares of its Common Stock valued at $17.41 per share as partial consideration for the acquisition of 100% of the outstanding stock of Lone Star Mud, Inc. See Items 1 and 2, "Business and Properties -- Recent Acquisitions," for additional information. No underwriter was involved in the transaction and no sales commissions, fees or similar compensation were paid to any person in connection with the issuance of the shares. The Company believes that the issuance of the shares was exempt from the registration requirements of Section 5 of the Act by virtue of Rule 506 under Regulation D of the Act.

ITEM 6. SELECTED FINANCIAL DATA.

     The selected consolidated financial data of the Company as of December 31, 1994, 1995, 1996, 1997 and 1998 and for each of the five years then ended were derived from the consolidated financial statements of the Company which have been audited by PricewaterhouseCoopers LLP, independent accountants. This financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and related Notes thereto, included as Items 7 and 8, respectively, of this Report.

                                                                YEAR ENDED DECEMBER 31,
                                                 -----------------------------------------------------
                                                  1994       1995       1996        1997        1998
                                                  ----       ----       ----        ----        ----
                                                         (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                                                      (UNAUDITED)
INCOME STATEMENT DATA:
Operating revenues:
  Drilling.....................................  $54,823    $57,599    $73,590    $178,332    $165,997
  Oil and natural gas..........................    4,707      6,845     10,118      12,445       7,170
  Drilling fluids..............................       --         --         --          --      13,397
                                                 -------    -------    -------    --------    --------
     Total.....................................   59,530     64,444     83,708     190,777     186,564
                                                 -------    -------    -------    --------    --------
Operating costs and expenses:
  Drilling.....................................   43,036     46,505     59,564     128,416     128,838
  Oil and natural gas..........................    2,654      2,669      3,465       4,402       3,676
  Drilling fluids..............................       --         --         --          --      10,205
  Impairment of oil and natural gas
     properties................................       --        159        549         355       3,816
  Depreciation, depletion and amortization.....    4,912      7,523      9,960      17,497      28,091
  General and administrative...................    4,793      5,063      5,416       6,786       9,313
                                                 -------    -------    -------    --------    --------
     Total.....................................   55,395     61,919     78,954     157,456     183,939
                                                 -------    -------    -------    --------    --------
Operating income...............................    4,135      2,525      4,754      33,321       2,625
                                                 -------    -------    -------    --------    --------
Other income (expense).........................      679       (111)    (2,737)      1,787      (2,857)
                                                 -------    -------    -------    --------    --------
Income (loss) before income taxes..............    4,814      2,414      2,017      35,108        (232)
Income tax expense (benefit)...................     (193)      (787)    (2,254)     12,866          93
                                                 -------    -------    -------    --------    --------
Net income (loss)..............................  $ 5,007    $ 3,201    $ 4,271    $ 22,242    $   (325)
                                                 =======    =======    =======    ========    ========
Net income (loss) per common share:
  Basic........................................  $  0.31    $  0.18    $  0.22    $   0.78    $  (0.01)
                                                 =======    =======    =======    ========    ========
  Diluted......................................  $  0.31    $  0.18    $  0.21    $   0.75    $  (0.01)
                                                 =======    =======    =======    ========    ========
Weighted average number of common shares
  outstanding:
  Basic........................................   16,120     17,517     19,167      28,492      31,645
                                                 =======    =======    =======    ========    ========
  Diluted......................................   16,120     18,082     20,086      29,505      31,645
                                                 =======    =======    =======    ========    ========
BALANCE SHEET DATA:
Total assets...................................  $49,509    $62,991    $87,913    $203,200    $236,605
Notes payable..................................    6,886     13,816     25,849      23,250      55,714
Stockholders' equity...........................   30,310     37,656     43,482     146,932     156,852

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     This Item 7 contains forward-looking statements, which are made pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. These statements include, without limitation, statements relating to liquidity, financing of operations, continued volatility of oil and natural gas prices, source and sufficiency of funds required for capital needs and additional rig acquisitions (if further opportunities arise), future utilization of net operating loss carryforwards, impact of inflation on the

Company's financial position and on the Company's earnings per share, and other such matters. The words "believes," "budgeted," "expects" or "estimates" and similar expressions identify forward-looking statements. The Company does not undertake to update, revise or correct any of the forward-looking information. Readers are cautioned that such forward-looking statements should be read in conjunction with the Company's disclosures under the heading: "Cautionary Statement for Purposes of the 'Safe Harbor' Provisions of the Private Securities Litigation Reform Act of 1995" beginning on page 13.

LIQUIDITY AND CAPITAL RESOURCES

     As of December 31, 1998, the Company had working capital of approximately $31.0 million and cash and cash equivalents of approximately $9.0 million as compared to working capital of approximately $46.5 million and cash and cash equivalents of approximately $23.3 million as of December 31, 1997. The decrease in the Company's working capital at December 31, 1998 was largely attributable to cash expended by the Company related to acquisitions completed during fiscal year 1998. Approximately $8.7 million of the aggregate $58.8 million purchase price for the related acquisitions was funded using cash on hand at the respective dates of acquisition. In addition, the Company assumed approximately $3.4 million of debt, which was paid in full using cash on hand immediately following the consummation of such acquisitions and made an $8.0 million payment to the Internal Revenue Service for the Company's estimated Federal tax liability. For the year ended December 31, 1998, the Company generated net cash from operations of approximately $30.0 million, received proceeds of approximately $299,000 from the exercise of stock options, sold property and equipment for proceeds of approximately $1.4 million, received approximately $566,000 from the sale of investment securities and borrowed $40.2 million under a then existing credit facility. These funds were used primarily to acquire drilling rigs, related equipment and associated intangible assets of approximately $45.5 million, to provide certain necessary refurbishment of approximately $26.4 million to the Company's operable drilling fleet, to reduce certain notes payable by approximately $7.7 million and to fund leasehold acquisition, exploration and development of approximately $7.7 million.

     On January 5, 1998, the Company completed the acquisition of Lone Star Mud, Inc. ("Lone Star"), a privately-owned, non-affiliated company based in Midland, Texas for a purchase price of approximately $13.0 million consisting of $1.4 million in cash, 571,328 shares of the Company's common stock valued at $17.41 per share, which was the market price on the acquisition date, the assumption of $1.6 million of debt and approximately $3,300 of direct costs incurred related to the acquisition. Lone Star is a provider of drilling fluids to the oil and natural gas industry. Management of the Company viewed the acquisition as an opportunity to enter into a related segment of the oilfield service industry, which would integrate well with the Company's existing operations.

     On February 6, 1998, the Company completed its merger with Robertson Onshore Drilling Company ("Robertson"), a privately-owned, non-affiliated contract drilling company based in Dallas, Texas. The purchase price of $42.2 million consisted of $3.25 million in cash, $36.75 million provided by the Company's line of credit, the assumption of $1.8 million of debt and approximately $444,000 of direct costs incurred related to the acquisition. As a result of the merger, the Company acquired 15 operable drilling rigs, increasing the Company's rig fleet to 114 drilling rigs, and a shop and yard located in Liberty City, Texas.

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

     At May 31, 1998, the Company's existing $70.0 million line of credit with Norwest Bank Texas, N.A. ("Norwest") converted to a term note with a maturity date of January 1, 2001 with a seven-year, level-principal amortization. The note bears interest at the 30-day LIBOR rate plus 2.375%. At the time of conversion, the Company had drawn $60.0 million under the available credit facility. The Company is currently making monthly principal and interest payments of approximately $1.1 million as required by the underlying agreement until its maturity at January 1, 2001.

     At December 31, 1998, the Company was in violation of the positive net income covenant provision of such credit agreement. The Company obtained a waiver of such violation from Norwest as of December 31, 1998. In addition, the credit agreement was further amended to replace the positive net income covenant with an earnings before interest expense, income taxes, depreciation, depletion and amortization (EBITDA) to quarterly interest expense provision. The Company must maintain on a quarterly basis an EBITDA to interest expense of at least
2.25 to 1.0. Although there can be no assurances, management does not anticipate a future violation of such covenant.

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

RESULTS OF OPERATIONS

COMPARISON OF THE YEARS ENDED DECEMBER 31, 1998 AND 1997

     For the year ended December 31, 1998, contract drilling revenues were approximately $166.0 million as compared to $178.3 million for the same period in 1997, a decrease of approximately 7%. Average rig utilization was 54% on an average of 106 rigs available for service for the year ended December 31, 1998 as compared to 89% on an average of 73 rigs available for service for the twelve months ended December 31, 1997. Direct drilling costs were $128.8 million or 78% of drilling revenues for the year ended December 31, 1998, while direct drilling costs were $128.4 million or 72% of related drilling revenues for 1997. General and administrative expense for the contract drilling operations was approximately $6.1 million for the year ended December 31, 1998 as compared to approximately $5.4 million in 1997. The increase in general and administrative expense was largely attributable to additional expense associated with the administrative offices of Lone Star Mud Company and Robertson Onshore Drilling Company acquired by the Company during January and February 1998, respectively. The administrative responsibilities of the Robertson Onshore operations were terminated during July 1998 and absorbed by the Company's personnel in Snyder, Texas. Depreciation and amortization expense for the contract drilling segment increased from $12.5 million for the year ended December 31, 1997 to approximately $22.4 million for the same twelve-month period in 1998. The increase in depreciation and amortization expense was largely attributable to the increased number of drilling rigs added by acquisitions completed during fiscal years 1997 and 1998. For the twelve months ended December 31, 1998, operating income from the Company's contract drilling operations was approximately $9.3 million as compared to approximately $32.7 million in 1997. The decreased profitability was largely attributable to the 35% decrease in the Company's rig utilization rates , a change in drilling contracts which required the Company to bear certain costs in associated with drilling wells that in 1997 was paid by the Company's customers, and, to a lesser extent, moderate decrease during 1998 by the Company in its daily drilling rates. These three factors are reflective of the detrimental impact the industry's weakened commodity prices had on the Company's operations.

     Oil and natural gas sales revenues were approximately $5.6 million for the year ended December 31, 1998, as compared to approximately $10.8 million in 1997. The volume of oil and natural gas sold by the Company decreased by approximately 29% in 1998, as compared to fiscal year 1997. The average price per Bbl of crude oil received by the Company was $12.16 in 1998, as compared to $17.86 in 1997, and the average price per Mcf of natural gas was $1.93 in 1998, as compared to $2.19 in 1997. Lease operating and production costs were $4.08 per BOE in 1998, as compared to $3.41 per BOE in 1997. General and administrative expense for the oil and natural gas segment was approximately $1.3 million and $1.4 million for the years ended December 31, 1998 and 1997, respectively. Exploration costs increased moderately by approximately 3% to $669,000 for the year ended December 31, 1998. Depreciation and depletion expense was approximately $4.8 million in 1998, as compared to approximately $5.0 million in 1997. During 1998, primarily as a result of the industry's significantly reduced commodity prices, the Company impaired certain of its oil and natural gas properties by $3.8 million. The Company incurred impairment expense of approximately $355,000 in 1997. Other revenues generated by the oil and natural gas segment, consisting primarily of fees generated from lease operating activities, were approximately $1.5 million and $1.6 million for the years ended December 31, 1998 and 1997, respectively. For the year ended December 31, 1998, the oil and natural gas segment generated a loss from operations of approximately $6.2 million as compared to income of approximately $2.4 million for the year ended December 31, 1997. The decrease in the segment's operating results was primarily attributable to the decrease in the underlying commodity prices, particularly the 32% decrease in the price received for crude oil, as discussed above.

     Although the contract drilling and oil and natural gas segments represent the Company's core operations, the Company derived operating revenues of approximately $13.4 million from its drilling fluid services. For the year ended December 31, 1998, the Company incurred approximately $13.0 million of operating costs associated with its drilling fluid activities, including depreciation and amortization expense of approximately $895,000 and general and administrative expense of approximately $1.9 million. The Company generated approximately $360,000 of operating income from its contract drilling fluid services for the year ended December 31, 1998.

     For the year ended December 31, 1998, the Company incurred interest expense of approximately $4.5 million as compared to $1.0 million in 1997. This increase was due to the additional $36.75 million borrowed during February 1998 in the Company's acquisition of Robertson. In 1998, the Company recognized a net gain on the sale of property and equipment of $636,000 as compared to approximately $1.5 million in 1997. The decrease in 1998 was largely attributable to the sale of the Company's interest in an oil and natural gas property of approximately $813,000 during fiscal year 1997.

COMPARISON OF THE YEARS ENDED DECEMBER 31, 1997 AND 1996

     For the year ended December 31, 1997, contract drilling revenues were approximately $178.3 million as compared to $73.6 million for the same period in 1996, an increase of approximately 142%. Average rig utilization increased approximately 13% to 89% for the twelve months ended December 31, 1997. Direct drilling costs were $128.4 million or 72% of drilling revenues for the year ended December 31, 1997, while direct drilling costs were $59.6 million or 81% of related drilling revenues for 1996. The increase in contract drilling revenues and associated drilling costs was primarily attributable to the addition of 35 drilling rigs to the Company's operable drilling fleet during fiscal year 1997 and the addition of 13 operable drilling rigs during the fourth quarter of 1996. General and administrative expense for the contract drilling operations was approximately $5.4 million for the year ended December 31, 1997 as compared to approximately $4.0 million in 1996. As a result of the Company's recent capital acquisitions, depreciation expense increased from approximately $6.8 million in 1996 to approximately $12.5 million for the year ended December 31, 1997. These increased levels of depreciation expense are expected to continue for the foreseeable future. For the twelve months ended December 31, 1997, income from the Company's contract drilling operations was approximately $32.7 million as compared to approximately $3.9 million in 1996. This increased profitability was largely attributable to the increased rig utilization rate attained during 1997 and, to a lesser extent, moderate increases realized by the Company during 1997 in its daily drilling rates.

     Oil and natural gas sales revenues were approximately $10.8 million for the year ended December 31, 1997, as compared to approximately $8.3 million in 1996. The volume of oil and natural gas sold by the Company increased by approximately 30% in 1997, as compared to fiscal year 1996. The average price per Bbl of crude oil received by the Company was $17.86 in 1997, as compared to $20.99 in 1996, and the average price per Mcf of natural gas was $2.19 in 1997, as compared to $2.01 in 1996. Lease operating production costs were $3.41 per BOE in 1997, as compared to $3.91 per BOE in 1996. General and administrative expense for the oil and natural gas segment was approximately $1.4 million for each of the years ended December 31, 1997 and 1996. Exploration costs were $647,000 for the year ended December 31, 1997, as compared to approximately $466,000 in 1996. Depreciation and depletion expense was approximately $5.0 million in 1997, as compared to approximately $3.1 million in 1996. The Company incurred impairment expense of approximately $355,000 and $549,000 for the years ended December 31, 1997 and 1996, respectively. Other revenues generated by the oil and natural gas segment, consisting primarily of fees generated from lease operating activities, were approximately $1.6 million and $1.8 million for the years ended December 31, 1997 and 1996, respectively. For the year ended December 31, 1997, the oil and natural gas segment generated income from operations of approximately $2.4 million as compared to income of approximately $1.6 million for the year ended December 31, 1996.

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

INCOME TAXES

     At December 31, 1998, the Company had tax net operating loss ("NOL") carryforwards of approximately $4.2 million. These NOL carryforwards expire at various dates from 1999 through 2012, subject to certain limitations. Prior to August 3, 1995, the Company realized substantial federal income tax savings due to the NOL carryforwards. The utilization of these NOL carryforwards prior to that date effectively reduced the current federal income tax rate. During 1995, the Company's NOL carryforwards became subject to an annual limitation due to a change of over 50% in the stock ownership of the Company as defined in Internal Revenue Service Code Section 382(g). The NOL carryforwards that can be utilized to offset net income in any year will be equal to approximately $3.3 million. The NOL limitation is determined by the value of the Company's equity on August 2, 1995, the day prior to the ownership change, times 5.88%, the Federal long-term exempt rate on that date as published by the U.S. Treasury Department, or $1.8 million, and approximately $1.5 million which is determined by the value of Tucker Drilling Company, Inc.'s equity on July 29, 1996, the day prior to consummation of the Merger, times 5.78%, the Federal long-term exempt rate on that date.

     During the year ended December 31, 1996, the Company began recording non-cash Federal deferred income taxes based primarily on the relationship between the amount of the Company's unused Federal NOL carryforwards and the temporary differences between the book basis and tax basis in the Company's assets. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the year in which those temporary differences are expected to be recovered or settled. As a result of fully recognizing the benefit of its deferred income taxes, the Company will incur deferred income tax expense as these benefits are utilized. The Company incurred deferred income tax expense of approximately $6.5 million and $2.5 million for the years ended December 31, 1998 and 1997, respectively.

VOLATILITY OF OIL AND NATURAL GAS PRICES

     The Company's revenue, profitability and future rate of growth are substantially dependent upon prevailing prices for oil and natural gas, both with respect to its contract drilling and its oil and natural gas segments. Historically, oil and natural gas prices and markets have been extremely volatile. Prices are affected by market supply and demand factors as well as actions of state and local agencies, the United States and foreign governments and international cartels. All of these are beyond the control of the Company. Any significant or extended decline in oil and/or natural gas prices will have a material adverse effect on the Company's financial condition and results of operations. The sharp decline in crude oil prices beginning in the fourth quarter of 1997 has materially impacted the Company's operations. Should oil prices remain at current levels or continue to decline or natural gas prices decline significantly from current prices, the Company's operations would be further adversely affected.

IMPACT OF INFLATION

     The Company believes that inflation will not have a significant impact on its financial position.

RECENTLY-ISSUED ACCOUNTING STANDARDS

     During 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"), which establishes standards for reporting and presentation of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. SFAS No. 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. SFAS No. 130 requires that an enterprise (i) classify items of other comprehensive income by their nature in a financial statement and (ii) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. The Company's adoption of SFAS No. 130 did not result in any significant changes to its related reporting disclosures.

     During the quarter ended March 31, 1998, the Company adopted Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information" ("SFAS No. 131"). SFAS No. 131 establishes revised guidelines for determining an entity's operating segments and the type and level of financial information to be disclosed. The Company's adoption of SFAS No. 131 did not result in any significant changes to its related reporting disclosures.

     The FASB issued Statement of Financial Accounting Standards No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits," ("SFAS No. 132") in February 1998. SFAS No. 132 revises employers' disclosures about pension and other postretirement benefit plans. It does not change the measurement recognition of those plans. This statement is effective for fiscal years beginning after December 15, 1998. The Company's adoption of SFAS No. 132 in September 1998 did not result in any changes to the Company.

     The FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," ("SFAS No. 133") in June 1998. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. This statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The provisions of SFAS No. 133 are not expected to have a material impact to the Company.

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

     The Company currently maintains three separate infrastructures to facilitate the processing of daily transactions and financial reporting. Each of the lines of business engaged in by the Company function separately from the other and therefore operates on individual computer platforms. The Company has completed its conversion of each of the computer platforms resulting in the replacement and modification of certain hardware and software applications that previously were determined not to be compliant with year 2000 issues.

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

     The Company does not expect the total cost associated with the Company's efforts to become year 2000 compliant to be material to the Company's financial position. The total amount expended on the project through December 31, 1998 was approximately $1.75 million. The Company expects to significantly reduce its level of uncertainty about year 2000 issues and, in particular, about the year 2000 compliance and readiness of its external agents. Accordingly, the Company does not deem it necessary to formally adopt a contingency plan.

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

     The foregoing disclosure constitutes "Year 2000 Readiness Disclosure" within the meaning of the Year 2000 Information and Readiness Disclosure Act.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company has exposure to market risk associated with the floating rate portion of the interest charged on its $55.7 million term loan with Norwest Bank Texas, N.A. The term loan, which matures on January 1, 2001, bears interest at LIBOR plus 2.375%. The Company's exposure to interest rate risk due to changes in LIBOR is not expected to be material and at December 31, 1998, the fair value of the obligation approximates its related carrying value because the obligation bears interest at the current market rate.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     Financial Statements are filed as a part of this report at the end of Part IV hereof beginning at page F-1, Index to Consolidated Financial Statements, and are incorporated herein by this reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III

     The information required by Part III is omitted from this report because the Company will file a definitive Proxy Statement for the Company's 1999 Annual Meeting of Stockholders (the "Proxy Statement") pursuant to Regulation 14A of the Securities Exchange Act of 1934 not later than 120 days after the end of the fiscal year covered by this Form 10-K and certain information included therein is incorporated herein by reference.

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

 2.1      Plan and Agreement of Merger dated October 14, 1993, between
          Patterson Energy, Inc., a Texas corporation, and Patterson
          Energy, Inc., a Delaware corporation, together with related
          Certificates of Merger.(1)
 2.2      Agreement and Plan of Merger, dated April 22, 1996 among
          Patterson Energy, Inc., Patterson Drilling Company and
          Tucker Drilling Company, Inc.(2)
 2.2.1    Amendment to Agreement and Plan of Merger, dated May 16,
          1996 among Patterson Energy, Inc., Patterson Drilling
          Company and Tucker Drilling Company, Inc.(3)
 2.3 Asset Purchase Agreement, dated April 22, 1997, among and between Patterson Drilling Company and Ziadril, Inc.(4)
 2.4      Asset Purchase Agreement, dated June 4, 1997, among
          Patterson Energy Inc., Patterson Drilling Company and
          Wes-Tex Drilling Company.(3)
 2.4.1 Amendment to Asset Purchase Agreement, dated June 4, 1997, among Patterson Energy Inc., Patterson Drilling Company and
          Wes-Tex Drilling Company.(5)
 2.5      Agreement, dated June 4, 1997, among Patterson Energy Inc.,
          Patterson Drilling Company, Greathouse Foundation and Myrle
          Greathouse, Trustee under Agreement dated June 2, 1997.(5)
 2.6      Asset Purchase Agreement, dated September 4, 1997, among
          Patterson Energy Inc., Patterson Drilling Company and McGee
          Drilling Company.(4)
 2.7      Agreement and Plan of Merger, dated January 20, 1998, among
          Patterson Energy, Inc., Patterson Onshore Drilling Company and Robertson Onshore Drilling Company.(7)
 2.8      Stock Purchase Agreement, dated January 5, 1998, among
          Patterson Energy, Inc., Spencer D. Armour, III. And Richard
          G. Price.(19)
 2.9      Stock Purchase Agreement, dated September 17, 1998, among
          Lone Star Mud, Inc. and Mark Campbell (shareholder of Tejas
          Drilling Fluids, Inc.).
 2.10     Asset Purchase Agreement, dated January 27, 1999, among
          Patterson Energy, Inc., Patterson Drilling Company and Padre
          Industries, Inc.
 3.1      Restated Certificate of Incorporation.(8)
 3.1.1 Certificate of Amendment to the Certificate of Incorporation.(9)
 3.2      Bylaws.(1)
 4.1      Excerpt from Restated Certificate of Incorporation of
          Patterson Energy, Inc. regarding authorized Common Stock and
          Preferred Stock.(10)
 4.2      Registration Rights Agreement, dated June 12, 1997, among
          Patterson Energy Inc. and Wes-Tex Drilling Company,
          Greathouse Foundation and Myrle Greathouse, Trustee under
          Agreement dated June 2, 1997.(11)

 4.3       Stock Purchase Warrant of Patterson Energy, Inc., dated June 12, 1997.(11)
10.1       Credit Agreement dated December 9, 1997 among Patterson Energy, Inc., Patterson Drilling Company,
           Patterson Petroleum, Inc., Patterson Trading Company, Inc. and Norwest Bank Texas, N.A.(6)
10.1.1     Promissory Note dated December 9, 1997 among Patterson Energy, Inc. and Norwest Bank Texas, N.A.(6)
10.1.2     Security Agreement dated December 9, 1997 between Patterson Drilling Company and Norwest Bank Texas,
           N.A.(6)
10.1.3     Corporate Guarantees of Patterson Drilling Company, Patterson Petroleum, Inc. and Patterson Petroleum
           Trading Company, Inc.(6)
10.1.4     Amendment to Credit Agreement dated March 4, 1999 among Patterson Energy, Inc., Patterson Drilling
           Company, Patterson Petroleum, Inc., Patterson Trading Company, Inc. and Norwest Bank Texas, N.A.
10.2       Aircraft Lease, dated December 20, 1998, (effective January 1, 1999) between Talbott Aviation, Inc. and
           Patterson Energy, Inc.
10.3       Participation Agreement, dated October 19, 1994, between Patterson Petroleum Trading Company, Inc. and
           BHT Marketing, Inc.(12)
10.3.1     Participation Agreement dated October 24, 1995, between Patterson Petroleum Trading Company, Inc. and BHT
           Marketing, Inc.(13)
10.4       Crude Oil Purchase Contract, dated October 19, 1994, between Patterson Petroleum, Inc. and BHT Marketing,
           Inc.(14)
10.4.1     Crude Oil Purchase Contract, dated October 24, 1995, between Patterson Petroleum, Inc. and BHT Marketing,
           Inc.(13)
10.5       Patterson Energy, Inc. 1993 Stock Incentive Plan, as amended.(15)
10.6       Patterson Energy, Inc. Non-Employee Directors' Stock Option Plan, as amended.(16)
10.7       Model Form Operating Agreement.(17)
10.8       Form of Drilling Bid Proposal and Footage Drilling Contract.(17)
10.9       Form of Turnkey Drilling Agreement.(17)
21.1       Subsidiaries of the registrant.(18)
23.1       Consent of Independent Accountants -- PricewaterhouseCoopers LLP.
27.1       Financial Data Schedule as of December 31, 1998 and for the year then ended.

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

(10) Incorporated herein by reference to Item 16, "Exhibits" to Registration Statement on Form S-3 filed with the Securities Exchange Commission on December 18, 1996.

(11) Incorporated herein by reference to Item 7, "Financial Statements and Exhibits", to Form 8-K dated September 12, 1997; filed September 19, 1997.

(12) Incorporated herein by reference to Item 27, "Exhibits" to Post Effective Amendment No. 1 to Registration Statement on Form SB-2 (File No. 33-68058-FW).

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

(15) Incorporated herein by reference to Item 8, "Exhibits" to Registration Statement on Form S-8 (File No. 333-47917); filed March 13, 1998.

(16) Incorporated herein by reference to Item 8, "Exhibits" to Registration Statement on Form S-8 (File No. 33-39471); filed November 4, 1997.

(17) Incorporated by reference to Item 27, "Exhibits" to Registration Statement filed with the Securities and Exchange Commission on August 30, 1993.

(18) Incorporated by reference to Item 14, "Exhibits, Financial Statement Schedules and Reports on Form 8-K" to Form 10-K dated December 31, 1997.

(19) Incorporated herein by reference to Item 16, "Exhibits" to Registration Statement on Form S-3 filed with the Securities Exchange Commission on January 5, 1998.

(b) Reports on Form 8-K.

     There were no reports on Form 8-K filed with the Securities and Exchange Commission during the fiscal quarter ended December 31, 1998.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Patterson Energy, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          PATTERSON ENERGY, INC.

Date: March 31, 1999                      By:     /s/ CLOYCE A. TALBOTT

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

                       SIGNATURE                                                  TITLE
                       ---------                                                  -----

                 /s/ CLOYCE A. TALBOTT                           Chairman of the Board, Chief Executive
--------------------------------------------------------         Officer and Director
                   Cloyce A. Talbott
             (Principal Executive Officer)

                 /s/ A. GLENN PATTERSON                          President, Chief Operating Officer and
--------------------------------------------------------         Director
                   A. Glenn Patterson

                   /s/ JAMES C. BROWN                            Vice President -- Finance, Chief
--------------------------------------------------------         Financial Officer, Secretary and
                     James C. Brown                              Treasurer
             (Principal Accounting Officer)

                   /s/ ROBERT C. GIST                            Director
--------------------------------------------------------
                     Robert C. Gist

                  /s/ KENNETH E. DAVIS                           Director
--------------------------------------------------------
                    Kenneth E. Davis

               /s/ VINCENT A. ROSSI, JR.                         Director
--------------------------------------------------------
                 Vincent A. Rossi, Jr.

                                    INDEX TO
                       CONSOLIDATED FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
Report of Independent Accountants -- PricewaterhouseCoopers
  LLP.......................................................  F-2
Consolidated Financial Statements:
  Consolidated Balance Sheets as of December 31, 1997 and
     1998...................................................  F-3
  Consolidated Statements of Operations for each of the
     years ended December 31, 1996, 1997 and 1998...........  F-4
  Consolidated Statements of Stockholders' Equity for each
     of the years ended December 31, 1996, 1997 and 1998....  F-5
  Consolidated Statements of Cash Flows for each of the
     years ended December 31, 1996, 1997 and 1998...........  F-6
  Notes to Consolidated Financial Statements................  F-8

                       REPORT OF INDEPENDENT ACCOUNTANTS

The Board of Directors and Stockholders of
Patterson Energy, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholders' equity and cash flows present fairly, in all material respects, the financial position of Patterson Energy, Inc. and Subsidiaries as of December 31, 1997 and 1998 and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

                                          PricewaterhouseCoopers LLP
Dallas, Texas
March 1, 1999

                    PATTERSON ENERGY, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                    DECEMBER 31,
                                                                --------------------
                                                                  1997        1998
                                                                  ----        ----
                                                                   (IN THOUSANDS)
                           ASSETS
Current assets:
  Cash and cash equivalents.................................    $ 23,338    $  8,986
  Marketable securities.....................................         566          --
  Accounts receivable:
  Trade, less allowance for doubtful accounts of $378,110
     and $417,519 at December 31, 1997 and 1998,
     respectively...........................................      44,732      28,616
  Oil and natural gas sales.................................         773         426
  Costs of uncompleted drilling contracts in excess of
     related billings.......................................          --         100
  Accrued federal income taxes receivable...................          --       8,400
  Inventory.................................................          --       1,283
  Deferred income taxes.....................................       2,309       1,568
  Undeveloped oil and natural gas properties held for
     resale.................................................       4,781       3,214
  Other current assets......................................         515         890
                                                                --------    --------
          Total current assets..............................      77,014      53,483
Property and equipment, at cost, net........................     100,405     136,677
Intangible assets, net......................................      24,644      45,875
Other assets................................................       1,137         570
                                                                --------    --------
          Total assets......................................    $203,200    $236,605
                                                                ========    ========
            LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current maturities of note payable........................    $  1,467    $  8,571
  Accounts payable:
     Trade..................................................      12,126       9,748
     Revenue distribution...................................       3,352       1,390
     Other..................................................       1,569          73
  Accrued expenses..........................................       5,142       3,170
  Accrued state and federal income taxes payable............       6,874          --
                                                                --------    --------
       Total current liabilities............................      30,530      22,952
                                                                --------    --------
Deferred income taxes, net..................................       3,268       9,566
Deferred liabilities........................................         687          92
Note payable, less current maturities.......................      21,783      47,143
                                                                --------    --------
                                                                  25,738      56,801
                                                                --------    --------
Commitments and contingencies...............................          --          --
Stockholders' equity:
  Preferred stock, par value $.01; authorized 1,000,000
     shares, no shares issued...............................          --          --
  Common stock, par value $.01; authorized 50,000,000 shares with 30,967,084 and 31,671,132 issued and outstanding
     at December 31, 1997 and 1998, respectively............         310         317
  Additional paid-in capital................................     102,306     112,544
  Retained earnings.........................................      44,316      43,991
                                                                --------    --------
       Total stockholders' equity...........................     146,932     156,852
                                                                --------    --------
       Total liabilities and stockholders' equity...........    $203,200    $236,605
                                                                ========    ========

  The accompanying notes are an integral part of these consolidated financial statements.

                    PATTERSON ENERGY, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                      YEARS ENDED DECEMBER 31,
                                                                -------------------------------------
                                                                  1996          1997          1998
                                                                  ----          ----          ----
                                                                (IN THOUSANDS, EXCEPT PER SHARE DATA)
Operating revenues:
  Drilling..................................................     $73,590      $178,332      $165,997
  Drilling fluids...........................................          --            --        13,397
  Oil and natural gas sales.................................       8,299        10,773         5,641
  Well operation fees.......................................       1,499         1,632         1,442
  Other.....................................................         320            40            87
                                                                 -------      --------      --------
                                                                  83,708       190,777       186,564
                                                                 -------      --------      --------
Operating costs and expenses:
  Direct drilling costs.....................................      59,564       128,416       128,838
  Drilling fluids...........................................          --            --        10,205
  Lease operating and production............................       2,012         2,274         1,924
  Impairment of oil and natural gas properties..............         549           355         3,816
  Exploration costs.........................................         466           647           669
  Dry holes and abandonments................................         987         1,481         1,083
  Depreciation, depletion and amortization..................       9,960        17,497        28,091
  General and administrative................................       5,416         6,786         9,313
                                                                 -------      --------      --------
                                                                  78,954       157,456       183,939
                                                                 -------      --------      --------
Operating income............................................       4,754        33,321         2,625
                                                                 -------      --------      --------
Other income (expense):
  Net gain on sale of assets................................         546         1,499           636
  Interest income...........................................         478         1,056           767
  Interest expense..........................................      (1,612)       (1,045)       (4,471)
  Non-recurring acquisition costs...........................      (2,268)           --            --
  Other.....................................................         119           277           211
                                                                 -------      --------      --------
                                                                  (2,737)        1,787        (2,857)
                                                                 -------      --------      --------
Income (loss) before income taxes...........................       2,017        35,108          (232)
                                                                 -------      --------      --------
Income tax expense (benefit):
  Current...................................................         174        10,353        (6,358)
  Deferred..................................................      (2,428)        2,513         6,451
                                                                 -------      --------      --------
                                                                  (2,254)       12,866            93
                                                                 -------      --------      --------
Net income (loss)...........................................     $ 4,271      $ 22,242      $   (325)
                                                                 =======      ========      ========
Net income (loss) per common share:
  Basic.....................................................     $  0.22      $   0.78      $  (0.01)
                                                                 =======      ========      ========
  Diluted...................................................     $  0.21      $   0.75      $  (0.01)
                                                                 =======      ========      ========
Weighted average number of common shares outstanding:
  Basic.....................................................      19,167        28,492        31,645
                                                                 =======      ========      ========
  Diluted...................................................      20,086        29,505        31,645
                                                                 =======      ========      ========

  The accompanying notes are an integral part of these consolidated financial statements.

                    PATTERSON ENERGY, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                      COMMON STOCK
                                                   -------------------    ADDITIONAL
                                                    NUMBER                 PAID-IN      RETAINED
                                                   OF SHARES    AMOUNT     CAPITAL      EARNINGS     TOTAL
                                                   ---------    ------    ----------    --------     -----
                                                                        (IN THOUSANDS)
December 31, 1995..............................     18,988       $190      $ 18,904     $18,562     $ 37,656
  Issuance of common stock.....................        208          2         1,428          --        1,430
  Exercise of stock options....................        425          4           880          --          884
  Conversion of 301,260 redeemable warrants....        153          2            (2)         --           --
  Net income...................................         --         --            --       4,271        4,271
  Adjustment to conform fiscal years (see Note
     2)........................................         --         --            --        (759)        (759)
                                                    ------       ----      --------     -------     --------
December 31, 1996..............................     19,774        198        21,210      22,074       43,482
  Issuance of common stock.....................      9,384         94        68,221          --       68,315
  Issuance of stock purchase warrant...........         --         --         1,248          --        1,248
  Exercise of stock options....................      1,009         10         2,323          --        2,333
  Conversion of stock purchase warrant.........        800          8         6,392          --        6,400
  Tax benefit related to exercise of stock
     options...................................         --         --         2,912          --        2,912
  Net income...................................         --         --            --      22,242       22,242
                                                    ------       ----      --------     -------     --------
December 31, 1997..............................     30,967        310       102,306      44,316      146,932
  Issuance of common stock.....................        571          5         9,941          --        9,946
  Exercise of stock options....................        133          2           297          --          299
  Net loss.....................................         --         --                      (325)        (325)
                                                    ------       ----      --------     -------     --------
December 31, 1998..............................     31,671       $317      $112,544     $43,991     $156,852
                                                    ======       ====      ========     =======     ========

  The accompanying notes are an integral part of these consolidated financial statements.

                    PATTERSON ENERGY, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                    YEARS ENDED DECEMBER 31,
                                                                --------------------------------
                                                                  1996        1997        1998
                                                                  ----        ----        ----
                                                                         (IN THOUSANDS)
Cash flows from operating activities:
  Net income (loss).........................................    $  4,271    $ 22,242    $   (325)
  Adjustments to reconcile net income (loss) to net cash
     from operating activities:
  Abandonment of oil and natural gas properties.............         121          --         694
  Depreciation, depletion and amortization..................       9,960      17,497      28,091
  Impairment of oil and natural gas properties..............         549         355       3,816
  Net gain on sale of assets................................        (546)     (1,499)       (636)
  Tax benefit related to exercise of stock options..........          --       2,912          --
  Deferred income tax expense (benefit).....................      (2,428)      2,513       6,451
  Increase (decrease) in deferred compensation
     liabilities............................................         349         (27)       (595)
     Change in operating assets and liabilities:
       (Increase) decrease in trade accounts receivable.....     (10,558)    (20,989)     16,116
       (Increase) decrease in oil and natural gas sales
          receivable........................................        (512)        226         347
       Increase in inventory held for resale................          --          --      (1,283)
       Increase in accrued Federal income taxes
          receivable........................................          --          --      (8,400)
       (Increase) decrease in undeveloped oil and natural
          gas properties held for resale....................      (2,548)       (111)        873
       (Increase) decrease in other current assets..........         (99)         32        (475)
       Increase (decrease) in trade accounts payable........       4,301          (3)     (2,378)
       Increase (decrease) in revenue distribution
          payable...........................................         828         920      (1,962)
       Increase (decrease) in accrued state and federal
          income taxes payable..............................         (13)      6,752      (6,874)
       Increase (decrease) in accrued expenses..............         649       3,018      (1,972)
       Increase (decrease) in other current payables........         331         604      (1,496)
                                                                --------    --------    --------
          Net cash provided by operating activities.........       4,655      34,442      29,992
                                                                --------    --------    --------
Cash flows from investing activities:
  Net sales (purchases) of investment securities............       1,927         (22)        566
  Acquisitions..............................................     (17,078)    (49,400)    (45,453)
  Purchases of property and equipment.......................      (6,895)    (34,861)    (34,148)
  Sales of property and equipment...........................       1,229       4,164       1,361
  Change in other assets....................................         (99)        (13)        567
                                                                --------    --------    --------
          Net cash used in investing activities.............     (20,916)    (80,132)    (77,107)
                                                                --------    --------    --------
Cash flows from financing activities:
  Proceeds from notes payable...............................      17,469      23,250      40,150
  Payments on notes payable.................................      (5,837)    (25,849)     (7,686)
  Issuance of common stock and redeemable warrants..........          --      59,400          --
  Proceeds from exercise of stock options...................         914       8,733         299
                                                                --------    --------    --------
          Net cash provided by financing activities.........      12,546      65,534      32,763
                                                                --------    --------    --------
          Net increase (decrease) in cash and cash
            equivalents.....................................      (3,715)     19,844     (14,352)
Cash and cash equivalents at beginning of year..............       7,209       3,494      23,338
                                                                --------    --------    --------
Cash and cash equivalents at end of year....................    $  3,494    $ 23,338    $  8,986
                                                                ========    ========    ========
Supplemental disclosure of cash flow information:
  Cash paid during the period for:
     Interest...............................................    $  1,657    $  1,045    $  4,471
     Income taxes...........................................         174         691       8,000

  The accompanying notes are an integral part of these consolidated financial statements.

                    PATTERSON ENERGY, INC. AND SUBSIDIARIES

     Noncash investing and financing activities:

     During 1998, the Company acquired Lone Star Mud, Inc., Robertson Onshore Drilling Company and Tejas Drilling Fluids, Inc. for an aggregate purchase price of approximately $58.8 million of which, approximately $45.5 million was paid in cash as follows (see Note 2):

                                                                   (IN
                                                                THOUSANDS)
Purchase price..............................................     $58,799
Less non-cash items:
  Common stock issued.......................................      (9,946)
  Debt assumed..............................................      (3,400)
                                                                 -------
          Total cash paid...................................     $45,453
                                                                 =======

     During 1997, the Company completed five separate asset acquisitions for an aggregate purchase price of approximately $59.6 million of which, approximately $49.4 million was paid in cash as follows (see Note 2):

                                                                   (IN
                                                                THOUSANDS)
Fair value of assets acquired...............................     $59,563
Less non-cash items:
  Common stock issued.......................................      (8,915)
  Three-year stock purchase warrant.........................      (1,248)
                                                                 -------
          Total cash paid...................................     $49,400
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

     During the year ended December 31, 1996, the Company acquired three drilling rigs from a non-affiliated entity. The related purchase price consisted of $100,000 cash, a promissory note of $400,000 payable to the seller and the issuance of 208,000 shares of the Company's common stock valued at $1.4 million (see Notes 2 and 9).

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

     Description of business -- The Company engages in onshore contract drilling of oil and natural gas, the development, exploration, acquisition and production of oil and natural gas and provides contract drilling fluid services to the oil and natural gas industry. The Company provides contract drilling services to major oil and gas companies and independent producers primarily in Texas and southeast New Mexico.

     The contract drilling business experienced increased demand for drilling services from 1995 through the third quarter of 1997 due to stronger crude oil and natural gas prices. However, except for that period and other occasional upturns, the market for onshore contract drilling and other related services has generally been depressed since mid-1982, when crude oil and natural gas prices began to weaken. A particularly sharp decline in demand for these services occurred in 1986 because of the worldwide collapse in crude oil prices. Since this time and except during the occasional upturns, there have been substantially more drilling rigs available than necessary to meet demand in most operating and geographic segments of the domestic drilling industry. In addition to adverse effects that future declines in demand could have on the Company, ongoing movement or reactivation of onshore drilling rigs or new construction of drilling rigs could adversely affect rig utilization rates and pricing, even in an environment of stronger oil and natural gas prices and increased drilling activity. The Company cannot predict either the future level of demand for its contract drilling and other related services or future conditions in the oil and natural gas industry. The Company's rig utilization rate reached an all time high of approximately 91.5% in the third quarter of 1997, but has weakened since then due to a significant reduction in the price of crude oil. Should crude oil or natural gas prices remain at these levels or continue to decline, the Company's operations could be further adversely affected.

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

     Drilling operations -- The Company follows the percentage-of-completion method of accounting for footage and day work drilling arrangements. Under this method all drilling revenues, direct costs and appropriate portions of indirect costs, related to the contracts in progress, are recognized as contract drilling services are performed.

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

     Inventory -- Inventory consists primarily of chemical products to be used in conjunction with the Company's contract drilling fluid activities. The inventory is stated at the lower of cost or market. Cost is determined by the first-in, first-out method.

                    PATTERSON ENERGY, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED)
     Undeveloped oil and natural gas properties held for resale -- Undeveloped oil and natural gas properties held for resale represent leasehold interests in unproven oil and natural gas properties which the Company expects to sell. Also included are leasehold costs programmed for development under arrangements which will provide for reimbursement of such costs to the Company. Such properties are carried at the lower of cost or net realizable value. The Company recognizes gains or losses upon disposition or impairment of the properties.

     Property and equipment -- Property and equipment (other than oil and natural gas) -- Depreciation is provided on the straight-line method over the estimated useful lives as defined below. The Company incurred depreciation expense of approximately $7.0 million, $11.7 million and $20.2 million for the years ended December 31, 1996, 1997 and 1998, respectively.

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

     Oil and natural gas properties -- The Company follows the successful efforts method of accounting, using the field as its accumulation center for capitalized costs. Under the successful efforts method of accounting, costs which result directly in the discovery of oil and natural gas reserves and all development costs are capitalized. Exploration costs which do not result directly in discovering oil and natural gas reserves are charged to expense as incurred. The capitalized costs, consisting of lease and well equipment, lease acquisition costs and intangible development costs are depreciated, depleted and amortized on the units-of-production method, based on petroleum engineer estimates of recoverable proved developed oil and natural gas reserves of each respective field. The Company incurred depletion expense of approximately $3.0 million, $4.8 million and $4.6 million for the years ended December 31, 1996, 1997 and 1998, respectively.

     Impairment of long-lived assets -- In accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," net capitalized costs of long-lived assets, certain identifiable intangibles and goodwill in excess of estimated future net revenues are reduced to reflect an amount which is expected to be recovered through the future cash flows generated by the use of the related assets. Impairment of oil and natural gas properties is periodically assessed on a field basis as determined by an independent reserve engineer. The Company incurred approximately $549,000, $355,000 and $3.8 million of impairment to such properties at December 31, 1996, 1997 and 1998, respectively. Impairment to the Company's oil and natural gas properties was primarily attributable to a significant decline in the market price of crude oil.

     Maintenance and repairs -- Maintenance and repairs are charged against operations. Renewals and betterments which extend the life or improve existing properties are capitalized.

     Retirements -- Upon disposition or retirement of property and equipment (other than oil and natural gas properties), the cost and related accumulated depreciation are removed and the gain or loss thereon, if any, is credited or charged to income. The Company recognizes the gain or loss on the sale of either a part of a proved oil and natural gas property or an entire proved oil and natural gas property constituting a part of a field upon the sale or disposition of such. The unamortized cost of the property or group of properties, a part of which was sold or otherwise disposed of, is apportioned to the interest sold and the interest retained on the basis of the fair value of those interests.

     Intangible assets -- Intangible assets consist primarily of goodwill and covenants not to compete arising from business combinations (see Notes 2 and 5). The values assigned to intangible assets, based in part upon

                    PATTERSON ENERGY, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED) independent appraisals, are amortized on a straight line basis. Goodwill, representing the excess of the purchase price over the estimated fair value of the net assets of the acquired business, is amortized over the period of expected benefit of 15 years. Covenants not to compete are amortized over their contractual lives. Amortization expense charged to operations at December 31, 1997 and 1998 was approximately $942,452 and $3.3 million, respectively.

     Earnings per share -- The Company provides a dual presentation of its earnings per share; Basic Earnings per Share ("Basic EPS") and Diluted Earnings per Share ("Diluted EPS") in its Consolidated Statements of Operations. Basic EPS is based on the weighted average number of shares outstanding during the year. Diluted EPS includes common stock equivalents, which are dilutive to earnings per share. For the years ended December 31, 1996 and 1997, the dilutive securities, consisting of certain stock options and warrants as described in Notes 9 and 10, were approximately 919,000 and 1.0 million, respectively. Dilutive securities of 1.5 million were excluded from the 1998 calculation of Diluted EPS as a result of the Company's net loss for the year.

     Stock splits -- On July 25, 1997 and January 23, 1998, the Company effected two-for-one splits of its common stock. All information regarding earnings per share, weighted average number of common shares outstanding, stock options and warrants issued and exercised and all other related disclosures herein reflect the effects of such stock splits for all periods presented (see Note 9).

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

     Stock based compensation -- The Company grants stock options under stock-based incentive compensation plans, (the "Plans"). The Company applies APB Opinion 25 and related Interpretations in accounting for the Plans. In 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" ("SFAS No. 123") which, if fully adopted by the Company, would change the methods the Company applies in recognizing the cost of the Plans. Adoption of the cost recognition provisions of SFAS No. 123 is optional and the Company decided not to elect these provisions. However, pro forma disclosures as if the Company adopted the cost recognition provisions of SFAS No. 123 in 1995 are required by SFAS No. 123 and are presented in Note 10.

     Statement of cash flows -- For purposes of reporting cash flows, cash and cash equivalents include cash on hand, cash on deposit and unrestricted certificates of deposit with original maturities of 90 days or less.

     Recently Issued Accounting Standards -- During 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"), which establishes standards for reporting and presentation of comprehensive income and its components (revenues, expenses,

                    PATTERSON ENERGY, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED) gains and losses) in a full set of general-purpose financial statements. SFAS No. 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. SFAS No. 130 requires that an enterprise (i) classify items of other comprehensive income by their nature in a financial statement and
(ii) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. The Company's adoption of SFAS No. 130 did not result in any changes to its related reporting disclosures.

     During the quarter ended March 31, 1998, the Company adopted Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information" ("SFAS No. 131"). SFAS No. 131 establishes revised guidelines for determining an entity's operating segments and the type and level of financial information to be disclosed. The Company's adoption of SFAS No. 131 did not result in any significant changes to its related reporting disclosures.

     The FASB issued Statement of Financial Accounting Standards No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits," ("SFAS No. 132") in February 1998. SFAS No. 132 revises employers' disclosures about pension and other postretirement benefit plans. It does not change the measurement recognition of those plans. This statement is effective for fiscal years beginning after December 15, 1998. The Company's adoption of SFAS No. 132 in September 1998 did not result in any changes to the Company.

     The FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," ("SFAS No. 133") in June 1998. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. This statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The provisions of SFAS No. 133 are not expected to have a material impact to the Company.

     Reclassifications -- Certain reclassifications have been made to the 1996 and 1997 consolidated financial statements in order for them to conform with the 1998 presentation. The reclassifications had no effect on net income or stockholders' equity for these years.

2. MERGER AND ACQUISITIONS

1998 MERGER AND ACQUISITIONS

     Lone Star Mud, Inc. -- On January 5, 1998, the Company acquired 100% of the outstanding stock of Lone Star Mud, Inc. ("Lone Star"), a privately-owned, non-affiliated company based in Midland, Texas. The purchase price of approximately $13.0 million consisted of $1.4 million in cash, 571,328 shares of the Company's common stock valued at $17.41 per share, the assumption of $1.6 million of debt and approximately $3,300 of other direct costs incurred relative to the transaction. Pursuant to certain terms of the Company's existing loan agreement with Norwest Bank Texas, N.A. ("Norwest"), the outstanding balance of the above mentioned debt was paid in full. The fair market values of the assets acquired were estimated and the purchase price, as of the date of the acquisition, was allocated as follows (in thousands):

Net assets acquired.........................................    $ 3,069
Goodwill....................................................      9,911
                                                                -------
  Total purchase price......................................    $12,980
                                                                =======

                    PATTERSON ENERGY, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

2. MERGER AND ACQUISITIONS -- (CONTINUED)
     Robertson Onshore Drilling Company -- On February 6, 1998, the Company completed the merger of Robertson Onshore Drilling Company ("Robertson") a privately-owned, non-affiliated, contract drilling company based in Dallas, Texas, with and into Patterson Onshore Drilling Company, a wholly-owned subsidiary of Patterson Drilling Company. The purchase price of approximately $42.2 million was funded using cash on hand of approximately $3.25 million, proceeds of $36.75 million provided by the Company's line of credit, the assumption of $1.8 million of debt and approximately $444,000 of direct costs incurred related to the acquisition. The assets acquired consisted of 15 operable drilling rigs and a shop and yard located in Liberty City, Texas. The purchase price, as of the date of the acquisition, was allocated based on estimated fair values as follows (in thousands):

Net assets acquired.........................................    $31,565
Goodwill....................................................     10,680
                                                                -------
  Total purchase price......................................    $42,245
                                                                =======

     Tejas Drilling Fluids, Inc. -- On September 17, 1998, the Company acquired 100% of the outstanding stock of Tejas Drilling Fluids, Inc. ("Tejas"), a privately-owned, non-affiliated company based in Corpus Christi, Texas for $3.5 million cash and approximately $74,000 of other direct costs incurred relative to the transaction. The fair market values of the assets acquired were estimated and the purchase price, as of the date of acquisition, was allocated as follows (in thousands):

Net assets acquired.........................................    $  263
Goodwill....................................................     2,061
Covenants not to compete....................................     1,250
                                                                ------
  Total purchase price......................................    $3,574
                                                                ======

1997 MERGER AND ACQUISITIONS

     Wes-Tex Drilling Company -- On June 12, 1997, the Company consummated an acquisition to purchase 21 contract drilling rigs, related rolling stock, a shop and a yard from Wes-Tex Drilling Company ("Wes-Tex"), a privately-owned, non-affiliated contract drilling company based in Abilene, Texas. The purchase price of approximately $35.4 million consisted of $25.0 million in cash, 1.132 million shares of Patterson's common stock valued at $7.875 per share, a three-year stock purchase warrant (valued at $1.56 per share) to purchase 800,000 additional shares of Patterson common stock at an exercise price of $8.00 per share and approximately $190,000 of other direct costs incurred relative to the transaction. The acquisition was funded using $19.0 million of cash on hand and $6.0 million provided by the Company's credit facility maintained with Norwest Bank Texas, N.A. (the "Norwest Line") (see Note 7). The purchase price, as of the date of acquisition, was allocated based on estimated fair values as follows (in thousands):

Contract drilling assets....................................    $17,450
  Goodwill..................................................     16,629
  Covenants not to compete..................................      1,273
                                                                -------
     Total purchase price...................................    $35,352
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

                                                              YEAR ENDED DECEMBER
                                                                      31,
                                                             ----------------------
                                                               1996         1997
                                                               ----         ----
                                                                  (UNAUDITED)
                                                             (IN THOUSANDS, EXCEPT
                                                               PER SHARE AMOUNTS)
Revenues.................................................    $128,900     $213,863
Net income...............................................       3,759       22,319
Net income per basic share...............................        0.20         0.78
Net income per diluted share.............................        0.19         0.76

     The pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisition been made as of the date indicated. In addition, they are not intended to be a projection of future results and do not reflect any synergies that might be achieved from combined operations.

     Other 1997 asset acquisitions -- During 1997, in four separate transactions with non-affiliated entities, the Company acquired 17 contract drilling rigs, other related drilling equipment and rolling stock, five yards, two shops and an office. Total consideration paid for these assets was $24.2 million, of which $7.0 million was funded using cash on hand and $17.3 million was provided by the Norwest Line. The related purchase prices as of the respective dates of acquisition were allocated based on estimated fair values as follows (in thousands):

Contract drilling assets....................................    $16,541
Goodwill....................................................      7,269
Covenants not to compete....................................        400
                                                                -------
     Total purchase price...................................    $24,210
                                                                =======

     The aforementioned acquisitions completed during fiscal years 1997 and 1998 have been accounted for as purchases and the related results of operations and cash flows of the acquired entities have been included in the consolidated financial statements since their respective dates of acquisition.

1996 MERGER AND ACQUISITIONS

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

                    PATTERSON ENERGY, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

2. MERGER AND ACQUISITIONS -- (CONTINUED)
     A total of 6.3 million shares of Patterson common stock was issued pursuant to the merger and an additional 298,368 shares of Patterson common stock were reserved for issuance under the outstanding Tucker stock options.

     The merger was treated as a reorganization within the meaning of Section 368(a) of the Internal Revenue Code of 1986, as amended, and was accounted for as a pooling of interests for financial accounting purposes.

     Certain adjustments were made in 1996 to conform the previous accounting policies and fiscal year end of Tucker with those of the Company. Consequently, the operations of Tucker for the three months ended March 31, 1996 (Tuckers' fiscal year end) are reflected in the consolidated financial statements of the Company for the year ended December 31, 1996.

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

     Sledge Cattle Company, Inc. d/b/a Gene Sledge Drilling
Corporation -- During October 1996, the Company executed a Stock Purchase Agreement (the "Purchase Agreement") with the owners of 100% of the outstanding stock of Sledge Cattle Company, Inc. d/b/a Gene Sledge Drilling Corporation ("Sledge"), a non-affiliated contract drilling company. The Purchase Agreement included, among other things, the acquisition of six oil and gas drilling rigs, related drilling equipment and inventory, three rig hauling trucks and one yard and shop facility for a purchase price of $14.7 million. The acquisition was funded by a cash payment of $4.3 million and proceeds of $10.4 million provided by a credit facility maintained with The CIT Group/ Equipment Financing, Inc. (see Note 7). At the date of acquisition, Sledge had working capital of approximately $4.3 million and immediately following consummation of the Purchase Agreement, certain assets, unrelated to the oil and natural gas industry, were sold back to the previous owners of Sledge for $1.7 million.

     The operating results of this acquisition are included in the Company's consolidated statements of income from the date of acquisition. The following unaudited pro forma summary as of December 31, 1996 presents the consolidated results of operations as if Sledge had been acquired as of January 1, 1996, after giving effect to certain adjustments, including the elimination of certain revenues and other income and expenses attributed to the assets not acquired from Sledge, and increased interest expense on the acquisition debt and related income tax effects (in thousands, except per share data).

                                                              (UNAUDITED)
Revenues....................................................    $90,806
Net income..................................................      4,078
Net income per basic share..................................       0.21
Net income per diluted share................................       0.20

     The pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisition been made as of the date indicated. In addition,

                    PATTERSON ENERGY, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

2. MERGER AND ACQUISITIONS -- (CONTINUED) they are not intended to be a projection of future results and do not reflect any synergies that might be achieved from combined operations.

     Other 1996 asset acquisitions -- During November and December 1996, in two separate transactions with non-affiliated entities, the Company acquired 15 contract drilling rigs and other related equipment. The total consideration paid for these assets was $4.2 million consisting of $2.4 million cash, a $400,000 promissory note payable and the issuance of 208,000 shares of the Company's common stock, valued for purposes of the transaction at $1.4 million (see Notes 7 and 9).

3. CASH

     Included in cash as of December 31, 1997 and 1998 was approximately $3.3 million and $1.4 million respectively, of monthly oil and natural gas sales to be distributed to revenue owners subsequent to year-end.

4. PROPERTY AND EQUIPMENT

     Property and equipment consisted of the following at December 31, 1997 and 1998 (in thousands):

                                                               1997        1998
                                                               ----        ----
Drilling rigs and related equipment......................    $144,104    $199,331
Producing oil and natural gas properties.................      24,024      27,856
Other equipment..........................................         917       2,135
Buildings................................................       3,771       3,953
Land.....................................................         984       1,534
                                                             --------    --------
                                                              173,800     234,809
Less accumulated depreciation and depletion..............     (73,395)    (98,132)
                                                             --------    --------
                                                             $100,405    $136,677
                                                             ========    ========

5. INTANGIBLE ASSETS

     Intangible assets consisted of the following at December 31, 1997 and 1998 (in thousands):

                                                                 1997       1998
                                                                 ----       ----
Goodwill....................................................    $23,708    $46,482
Covenants not to compete....................................      1,673      2,673
Other.......................................................        205        979
                                                                -------    -------
                                                                 25,586     50,134
Less accumulated amortization...............................       (942)    (4,259)
                                                                -------    -------
                                                                $24,644    $45,875
                                                                =======    =======

                    PATTERSON ENERGY, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

6. ACCRUED EXPENSES

     Accrued expenses consisted of the following at December 31, 1997 and 1998 (in thousands):

                                                                 1997      1998
                                                                 ----      ----
Salaries, wages and related payroll taxes...................    $2,302    $1,276
Workers' compensation liability.............................     1,615     1,157
Sales tax...................................................       548       472
Employee benefit plan contributions.........................       568        --
Other.......................................................       109       265
                                                                ------    ------
                                                                $5,142    $3,170
                                                                ======    ======

7. NOTE PAYABLE

     Note payable consisted of the following at December 31, 1997 and 1998 (in thousands):

                                                                 1997       1998
                                                                 ----       ----
Line of credit agreement with Norwest Bank Texas, N.A.
providing for an advancing, non-revolving credit facility of
$70.0 million, monthly payments of interest only at the
London Interbank Offered Rate (LIBOR) plus 2.375% (7.921% at
December 31, 1998) through May 1998 at which time the
outstanding principal balance converted to a term loan with
a maturity date of January 1, 2001 and a seven-year level
principal amortization. The obligation is collateralized by
certain accounts receivable, drilling rigs and other related
drilling equipment..........................................    $23,250    $55,714
  Less current maturities...................................     (1,467)    (8,571)
                                                                -------    -------
                                                                $21,783    $47,143
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

     During June 1997, the Company entered into a line of credit agreement with Norwest Bank Texas, N.A. (Norwest) providing for a credit facility of $30.0 million. The terms of its Norwest credit included interest only payments at LIBOR plus 2.50% through December 31, 1997 at which time the outstanding principal amount would convert to a term note with a maturity date of January 1, 2000 maturity date and a seven-year level principal amortization. The Company borrowed $23.25 million under the credit facility to partially fund its 1997 asset acquisitions (see Note 2).

     During December 1997, the Company and Norwest Bank Texas, Wichita Falls, N.A. ("Norwest") renegotiated the terms of its existing credit agreement replacing it with a new agreement (the "Norwest Line") providing for an advancing, non-revolving credit facility of $60.0 million. During February 1998, the existing credit facility was increased to $70.0 million. The Norwest Line was payable interest only at LIBOR plus 2.375% through May 31, 1998, at which time the outstanding principal balance of $60.0 million converted to a term loan with a January 1, 2001 maturity date and a seven-year level principal amortization. Using proceeds from the Norwest Line, the Company paid a $75,000 origination fee and all amounts then

                    PATTERSON ENERGY, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

7. NOTE PAYABLE -- (CONTINUED)
outstanding under its previous Norwest credit facility, including principal of $23.25 million and accrued interest of approximately $94,000. During February 1998, the Company borrowed $36.75 million under the Norwest Line to fund its acquisition of Robertson Onshore Drilling Company as described in Note 2.

     Five-year maturities of note payable -- Scheduled maturities of the Norwest Line for the periods subsequent to December 31, 1998, are as follows (in thousands):

1999........................................................    $ 8,571
2000........................................................      8,571
2001........................................................     38,572
                                                                -------
     Total..................................................    $55,714
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

        - Maintenance on a quarterly basis of a ratio of consolidated debt to tangible net worth not to exceed 1.10 to 1.0;

        - Maintenance on a quarterly basis of a ratio of current assets to current liabilities of at least 1.4 to 1.0;

        - Maintenance on a quarterly basis of positive net income;

        - Without written consent of Norwest, the Company cannot conduct any business not currently being conducted by the Company, nor liquidate, dissolve or merge into any other entity; and

        - The Company shall not pay, or authorize the payment of, any dividends on any stock, debenture or other security without the prior written consent of Norwest.

     Other restrictive covenants under the terms of the Norwest Line require that the underlying collateral not be subjected to impairment, sold, conveyed, transferred, encumbered, mortgaged, pledged, assigned or hypothecated in any manner without the express written consent of Norwest. At December 31, 1998, the Company was in violation of the positive net income covenant provision. The Company has obtained an unconditional waiver of such violation from Norwest as of December 31, 1998. In addition, the Norwest Line was further amended to replace the positive net income covenant with an earnings before interest expense, income taxes, depreciation, depletion and amortization (EBITDA) to quarterly interest expense provision. The Company must maintain on a quarterly basis an EBITDA to interest expense of at least 2.25 to 1.0. In addition, the Company must provide a pledge of its oil and natural gas properties to Norwest.

     The estimated fair value of the Company's long-term debt obligations approximates its related carrying value because the underlying debt agreement bears interest at current market rates.

     A commercial bank has issued a letter of credit to the Company's workers' compensation insurance carrier on behalf of the Company in the amount of $150,000 which is fully collateralized by a certificate of deposit. Additionally, the Company maintains letters of credit in the aggregate amount of $340,289 with a bank for the benefit of an insurance company as collateral for retrospective premiums and retained losses which could become payable under the terms of the Company's insurance contract. These letters of credit

                    PATTERSON ENERGY, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

7. NOTE PAYABLE -- (CONTINUED)
expire in November 1999, but provide for an indefinite number of annual extensions of the expiration date and are fully collateralized by the Company's cash. No amounts have been drawn under the letters of credit.

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

     The Company, through a grantor trust of which it is beneficiary, owns life insurance policies on the participants and an annuity from which the premiums on the life insurance policies were paid. During 1998, the life insurance policies were cancelled and the respective cash values were distributed to the Plan participants.

     Contingencies -- The Company's contract services and oil and natural gas exploration and production operations are subject to inherent risks, including blowouts, cratering, fire and explosions which could result in personal injury or death, suspended drilling operations, damage to, or destruction of equipment, damage to producing formations and pollution or other environmental hazards.

     As a protection against these hazards, the Company maintains general liability insurance coverage of $2.0 million per occurrence with $2.0 million of aggregate coverage and excess liability and umbrella coverages up to $50.0 million per occurrence with a $50.0 million aggregate.

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

9. STOCKHOLDERS' EQUITY

     During January 1998, the Company acquired the outstanding stock of Lone Star. The purchase price consisted of $1.4 million in cash, 571,328 shares of the Company's common stock valued at $17.41 per share, the assumption of $1.6 million of debt and approximately $3,300 of other direct costs (see Note 2).

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

                    PATTERSON ENERGY, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

9. STOCKHOLDERS' EQUITY -- (CONTINUED)
     During July and December 1997, the Company's Board of Directors authorized two-for-one stock splits in the form of 100% stock dividends payable on July 25, 1997 and January 23, 1998, respectively. Par value of the Company's common stock remained at $0.01 per share. Earnings per share and weighted average number of common shares outstanding have been restated for all periods presented to reflect the stock splits. As such, the Consolidated Statements of Stockholders' Equity and pertinent footnote disclosures contained herein have been restated to retroactively apply the effects of the stock splits.

     During June 1997, the Company issued 1.1 million shares of common stock valued at $7.875 per share as partial consideration for its acquisition of 21 contract drilling rigs and other related drilling equipment (see Note 2).

     During January 1997, the Company completed a public offering of 7.1 million shares of common stock at a price of $7.6875 per share. During February 1997, the underwriters of the Company's public offering exercised their overallotment option to purchase 1.2 million additional shares of common stock. Net proceeds from the offering totaled approximately $59.4 million to the Company.

     In December 1996, the Company acquired three drilling rigs from a non-affiliated party. The purchase price for the rigs consisted of $100,000 cash, a $400,000 promissory note and the issuance of 208,000 shares of the Company's common stock valued at $1.4 million (see Note 2).

     In July 1996, the stockholders of the Company approved an amendment to the Company's Certificate of Incorporation providing for an increase of 4,000,000 shares in the total number of authorized shares of the Company's common stock and the issuance of 6.3 million shares in connection with the Company's merger with Tucker (see Note 2).

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

     Stock options covering a total of 1.6 million shares of common stock have been granted to date under the Stock Incentive Plan to five executive officers and various other employees of the Company, including Mr. Patterson (options covering 455,000 shares or approximately 25% of the total options granted). The outstanding options were variously granted since 1995. Each of the options has a 10-year term and the exercise

                    PATTERSON ENERGY, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

10. STOCK OPTIONS AND WARRANTS -- (CONTINUED) prices were equal to the fair market value of the Company's common stock on the respective grant dates. The options granted to the employees vest either (i) 20% a year, beginning on the grant date and 20% for the next four anniversaries of the date of grant, or (ii) 11.2% for the first five years, beginning on the grant date, and 22% on each of the next two anniversaries of the grant date. A total of 354,520 options granted under the Stock Incentive Plan have been exercised, 29,216 have been forfeited and 11,984 have expired as of December 31, 1998.

     In March 1983, the Board of Directors of Tucker approved and implemented an Incentive Stock Option Plan which was amended in 1988 to allow for the granting of nonqualified stock options and in 1991 was further amended to eliminate stock appreciation rights. The purpose of the plan was to attract and retain key employees and directors and to provide such persons with a proprietary interest in Tucker through the granting and exercise of stock options. The maximum number of shares of common stock available for issuance under the plan was 507,640 shares.

     In June 1994, the Board of Directors of Tucker adopted the Tucker Drilling Company, Inc. 1994 Non-Qualified Stock Option Plan. Officers and directors were not eligible to receive options from this plan. The maximum number of shares available for issuance under the plan was 82,880 shares.

     Each of the plans provide that options may be granted to purchase shares at prices not less than the fair market value at date of grant. The exercise period is governed by option agreements, but in no event may the exercise period extend beyond ten years from the date of grant. As discussed in Note 2, existing stock options and other employee incentive plans of Tucker became plans to purchase or receive common stock of the Company upon consummation of the merger of the Company and Tucker. At December 31, 1998, 8,288 options granted under the above mentioned plans were outstanding to purchase common stock of the Company, 1,184 options have been forfeited and 1,184 options have expired as of December 31, 1998.

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

                    PATTERSON ENERGY, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

10. STOCK OPTIONS AND WARRANTS -- (CONTINUED)
     The table below sets forth information regarding options granted under the Outside Directors' Plan. Each of the options are granted with an exercise price per share equal to fair market value on the grant date.

DATE GRANTED                        OPTIONS GRANTED                      EXERCISE PRICE/SHARE
------------                        ---------------                      --------------------
June 6, 1995......................        40,000    ....................        $ 2.25
June 6, 1996......................         8,000    ....................          4.31
July 30, 1996.....................        20,000    ....................          4.38
June 6, 1997......................         8,000    ....................         10.00
July 30, 1997.....................         4,000    ....................         15.81
June 6, 1998......................         8,000    ....................         11.06
July 30, 1998.....................         4,000    ....................          7.38
                                          ------
     Total options granted........        92,000
                                          ======

     A summary of the status of the Company's stock options issued under the Stock Incentive Plan and the Outside Directors' Plan as of December 31, 1996, 1997 and 1998 and the changes during each of the three years then ended are presented below (in thousands):

                                             1996                          1997                          1998
                                  ---------------------------   ---------------------------   ---------------------------
                                    NO. OF                        NO. OF                        NO. OF
                                  SHARES OF       WEIGHTED      SHARES OF       WEIGHTED      SHARES OF       WEIGHTED
                                  UNDERLYING      AVERAGE       UNDERLYING      AVERAGE       UNDERLYING      AVERAGE
                                   OPTIONS     EXERCISE PRICE    OPTIONS     EXERCISE PRICE    OPTIONS     EXERCISE PRICE
                                  ----------   --------------   ----------   --------------   ----------   --------------
Outstanding at beginning of the
  year..........................      760          $2.64          $  788         $ 2.70          1,145         $ 9.39
  Granted at the money..........       28           4.36             648          14.76            515           9.79
                                     ----          -----          ------         ------         ------         ------
     Total granted..............      788           2.70           1,436           8.14          1,660           9.51
                                     ----          -----          ------         ------         ------         ------
  Exercised.....................       --             --             291           2.88            133           2.31
  Forfeited.....................       --             --              --             --             30          12.47
  Expired.......................       --             --              --             --             13          11.62
                                     ----          -----          ------         ------         ------         ------
Outstanding at end of year......      788          $2.70          $1,145         $ 9.39          1,484         $10.08
                                     ====          =====          ======         ======         ======         ======
Exercisable at end of year......      374          $2.81          $  361         $ 6.70            574         $ 8.96
                                     ====          =====          ======         ======         ======         ======
Weighted average fair value of
  options granted during the
  year..........................      N/A          $1.93             N/A         $ 6.15            N/A         $ 4.99
                                     ====          =====          ======         ======         ======         ======

     The following table summarizes information about stock options outstanding at December 31, 1998:

                               OPTIONS OUTSTANDING
                          -----------------------------
                                           WEIGHTED                               OPTIONS EXERCISABLE
                                            AVERAGE                          ------------------------------
                            NUMBER         REMAINING      WEIGHTED AVERAGE     NUMBER      WEIGHTED AVERAGE
RANGE OF EXERCISE PRICES  OUTSTANDING   CONTRACTED LIFE    EXERCISE PRICE    EXERCISABLE   EXERCISE PRICES
------------------------  -----------   ---------------   ----------------   -----------   ----------------
     $1.81 to $5.00          378,768         6.71              $ 2.89          245,136          $ 3.05
    $5.01 to $15.81        1,104,800         8.85              $12.56          328,800          $13.36
                           ---------         ----              ------          -------          ------
                           1,483,568         8.30              $10.08          573,936          $ 8.96
                           =========         ====              ======          =======          ======

     The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for grants in 1995, 1996, 1997 and

                    PATTERSON ENERGY, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

10. STOCK OPTIONS AND WARRANTS -- (CONTINUED)
1998 respectively; dividend yield of 0.00%; risk-free interest rates are different for each grant and range from 5.61% to 6.60%; the expected term is 5 years; and a volatility of 38.68% for all 1995 and 1996 grants, 35.97% for all 1997 grants and 51.08% for all 1998 grants.

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

     Pro Forma Stock-Based Compensation Disclosure -- Had the compensation cost for the Company's stock-based compensation plan been determined consistent with SFAS No. 123, the Company's net income (loss) and net income (loss) per common share for 1996, 1997 and 1998 would approximate the pro forma amounts below:

                                            DECEMBER 31, 1996      DECEMBER 31, 1997      DECEMBER 31, 1998
                                            ------------------    -------------------    -------------------
                                               AS        PRO         AS         PRO         AS         PRO
                                            REPORTED    FORMA     REPORTED     FORMA     REPORTED     FORMA
                                            --------    -----     --------     -----     --------     -----
SFAS No. 123 charge net of income tax...     $   --     $  162    $    --     $ 1,329     $   --     $ 1,817
APB 25 charge...........................     $   --     $   --    $    --     $    --     $   --     $    --
Net income (loss).......................     $4,271     $4,109    $22,242     $20,913     $ (325)    $(2,142)
                                             ======     ======    =======     =======     ======     =======
Net income (loss) per common share:
  Basic.................................     $ 0.22     $ 0.21    $  0.78     $  0.73     $(0.01)    $ (0.07)
                                             ======     ======    =======     =======     ======     =======
  Diluted...............................     $ 0.21     $ 0.20    $  0.75     $  0.71     $(0.01)    $ (0.07)
                                             ======     ======    =======     =======     ======     =======

     The effects of applying SFAS No. 123 in this pro forma disclosure are not indicative of future amounts. SFAS No. 123 does not apply to awards prior to 1995.

     Underwriters' Warrants -- In November 1993, the underwriters of the Company's initial public offering were issued warrants as partial consideration for their underwriting services for the initial public offering. The warrants gave the underwriters the right to purchase 301,260 shares of the Company's common stock at a price of $2.17 per share and 301,260 redeemable warrants at $0.09 per warrant. In November 1995, 301,260 redeemable warrants were issued to the underwriters due to a partial exercise of the warrants. These redeemable warrants were immediately exercised by the underwriters at a price of $1.88 per share resulting in the issuance of 142,308 shares of the Company's common stock. In July 1996 the remaining 301,260 warrants were exercised in which 152,896 shares of the Company's common stock were issued (see Note 9).

     Stock Purchase Warrants -- In May 1995, the Company issued 300,000 warrants exercisable at $2.25 per share as partial consideration for the purchase of three drilling rigs and related equipment (see Note 9). The warrants were exercisable upon issuance and would have expired on December 31, 1997. During

                    PATTERSON ENERGY, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

10. STOCK OPTIONS AND WARRANTS -- (CONTINUED)
November 1997, the Company registered certain securities with the Commission on a Form S-3 Registration Statement which included the aforementioned 300,000 shares upon exercise of the underlying warrants.

     Tabular Summary -- The following table summarizes information regarding the Company's stock options and warrants granted under the provisions of the aforementioned plans as well as stock options and warrants issued pursuant to certain transactions described in Notes 2 and 9:

                                                                           WEIGHTED
                                                                           AVERAGE
                        GRANTED                             SHARES      EXERCISE PRICE
                        -------                             ------      --------------
  1996.................................................       28,000        $ 4.36
  1997.................................................    1,448,000         11.02
  1998.................................................      515,000          9.79
EXERCISED
  1996.................................................      578,032        $ 2.10
  1997.................................................    1,808,720          4.88
  1998.................................................      132,720          2.31
SURRENDERED
  1996.................................................      148,364        $ 2.17
  1997.................................................        1,184          2.07
  1998.................................................       43,568         12.10
OUTSTANDING AT YEAR END
  1996.................................................    1,506,760        $ 2.39
  1997.................................................    1,144,856          9.37
  1998.................................................    1,483,568         10.08
EXERCISABLE AT YEAR END
  1996.................................................    1,080,360        $ 2.30
  1997.................................................      347,800          6.78
  1998.................................................      573,936          8.96

11. LEASES

     The Company incurred rent expense, consisting primarily of daily rental charges for the use of drilling equipment, of $1.8 million, $5.0 million and $4.3 million, for the periods ended December 31, 1996, 1997 and 1998, respectively. The Company's obligations under non-cancelable operating lease agreements are not material to the Company's operations.

                    PATTERSON ENERGY, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

12. INCOME TAXES

     The provision for income taxes for the years ended December 31, 1996, 1997 and 1998 consists of the following (in thousands):

                                                        1996       1997       1998
                                                        ----       ----       ----
Federal income tax expense (benefit):
  Current..........................................    $    52    $ 9,444    $(6,358)
  Deferred.........................................     (2,428)     2,420      6,451
                                                       -------    -------    -------
                                                        (2,376)    11,864         93
State income tax expense:
  Current..........................................        122        909         --
  Deferred.........................................         --         93         --
                                                       -------    -------    -------
Total income tax expense (benefit).................    $(2,254)   $12,866    $    93
                                                       =======    =======    =======

     The effective income tax rate varies from the Federal statutory rate as follows for the years ended December 31, 1996, 1997 and 1998:

                                                         1996       1997       1998
                                                         ----       ----       ----
  Statutory tax rate................................      34.0%     35.0%        34.0%
  Reduction of valuation allowance..................    (151.8)       --           --
  Nondeductible amortization........................        --        --      (102.75)
  Statutory depletion in excess of basis............        --      (1.1)       44.29
  State income taxes................................       6.1       2.9           --
  Non-deductible expenses...........................        --        --       (12.83)
  Other, net........................................        --      (0.2)        (2.8)
                                                        ------      ----      -------
  Effective tax rate................................    (111.7)%    36.6%      (40.09)%
                                                        ======      ====      =======

     There is approximately $8.4 million of Federal income taxes receivable in current assets at December 31, 1998 and approximately $6.0 million of Federal income taxes payable was accrued at December 31, 1997. The Company reduced its accrued Federal and state income tax payable in 1997 by approximately $2.9 million due to a tax benefit received from the exercise of certain stock options. There was $920,600 of accrued state income taxes accrued at December 31, 1997.

     As of January 1, 1994, a deferred tax asset valuation allowance of approximately $6.0 million was due primarily to net operating loss ("NOL") carryforwards which were not expected to be utilized before their respective expiration dates or which benefits the Company was unable to predict would more likely than not be realized. During each of the years ended December 31, 1995 and 1996, the Company changed its estimate with respect to its net deferred tax assets and, accordingly, reduced the related valuation allowance by approximately $1.7 million and $2.1 million, respectively. To the extent the valuation allowance was reduced, the related tax benefit was credited to income tax expense.

                    PATTERSON ENERGY, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

12. INCOME TAXES -- (CONTINUED)
     The tax effect of significant temporary differences representing deferred tax assets and liabilities and changes therein were as follows (in thousands):

                                 JANUARY 1,     NET     DECEMBER 31,     NET     DECEMBER 31,     NET     DECEMBER 31,
                                    1996      CHANGE        1996       CHANGE        1997       CHANGE        1998
                                 ----------   ------    ------------   ------    ------------   ------    ------------
Deferred tax assets:
  Net operating loss
    carryforwards..............   $ 2,669     $  (258)     $2,411      $(1,195)    $ 1,216      $   218     $  1,434
  Investment tax credit
    carryforwards..............       469         (94)        375           --         375           --          375
AMT credit carryforwards.......       282          --         282           --         282           --          282
Depletion carryforwards........       612        (218)        394         (394)         --
Property and equipment.........        --          --          --           --          --           --           --
Other..........................       272         (18)        254          796       1,050           78        1,128
                                  -------     -------      ------      -------     -------      -------     --------
                                    4,304        (588)      3,716         (793)      2,923          296        3,219
Valuation allowance............    (2,095)      2,095          --           --          --           --           --
                                  -------     -------      ------      -------     -------      -------     --------
Deferred tax assets............     2,209       1,507       3,716         (793)      2,923          296        3,219
Deferred tax liabilities:
  Property and equipment basis
    difference.................      (802)     (1,527)     (2,329)      (1,553)     (3,882)      (7,335)     (11,217)
                                  -------     -------      ------      -------     -------      -------     --------
      Net deferred tax asset
         (liability)...........   $ 1,407     $   (20)     $1,387      $(2,346)    $  (959)     $(7,039)    $ (7,998)
                                  =======     =======      ======      =======     =======      =======     ========

     For tax return purposes, the Company had tax NOL carryforwards of approximately $4.2 million at December 31, 1998. If unused, the aforementioned tax NOL carryforwards will expire in various amounts in years 1999 to 2012. During the years ended December 31, 1996 and 1997, the Company utilized approximately $2.2 million and $3.6 million, respectively, of NOL carryforwards.

     During 1995, the Company's NOL carryforwards became subject to an annual limitation due to a change of over 50% in the stock ownership of the Company as defined in Internal Revenue Service Code Section 382(g). The NOL carryforwards that can be utilized to offset net income in any year will be equal to approximately $3.3 million plus any unused benefit from the prior year. The NOL limitation is determined by the value of Patterson's equity on August 2, 1995, the day prior to the ownership change, times 5.88%, the Federal long-term exempt rate on that date as published by the U.S. Treasury Department, or $1.8 million, and approximately $1.5 million which is determined by the value of Tucker's equity on July 29, 1996, the day prior to consummation of the Merger, times 5.78%, the Federal long-term exempt rate on that date.

     During the year ended December 31, 1996, the Company began recording non-cash Federal deferred income taxes based primarily on the relationship between the amount of the Company's unused Federal NOL carryforwards and the temporary differences between the book basis and tax basis in the Company's assets.

13. EMPLOYEE BENEFITS

     Effective January 1, 1992, the Company established a 401(k) profit sharing plan for all eligible employees. Company contributions are discretionary. In March 1998, the Company contributed $519,559 to the plan. The amount of the contribution was included in accrued expenses at December 31, 1997. No matching contribution was accrued or paid by the Company for the 1998 fiscal year.

14. BUSINESS SEGMENTS

     The Company conducts its business through three distinct operating activities: contract drilling of oil and natural gas wells, oil and natural gas exploration, development, acquisition and production and, to a lesser degree, providing drilling fluid services to operators in the oil and natural gas industry. Although the drilling

                    PATTERSON ENERGY, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

14. BUSINESS SEGMENTS -- (CONTINUED)
fluid operations do not meet the quantitative thresholds to warrant disclosure as a business segment, management of the Company considers its drilling fluid operations an integral part of its business.

     Contract Drilling Services. The Company markets its contract drilling services to major oil companies and independent oil and natural gas producers. The Company owns 119 drilling rigs, 114 of which are currently operable. Currently, 99 of the operable drilling rigs are based in Texas (60 in west Texas, 22 in south Texas, 12 in east Texas and five in north Texas), nine are based in southeast New Mexico, five in Mississippi and one in Utah. The drilling rigs have rated maximum depth capabilities ranging from 7,000 feet to 25,000 feet.

     Oil and Natural Gas Operations. The Company has been engaged in the development, exploration, acquisition and production of oil and natural gas since 1982. The Company's oil and natural gas activities are designed to complement its land drilling operations and diversify the Company's overall business strategy. These activities are primarily focused in mature producing regions in the Austin Chalk Trend, the Permian Basin and South Texas. Oil and natural gas operations comprised approximately 4% of the Company's consolidated operating revenues for the year ended December 31, 1998. The Company's business strategy for its oil and natural gas operations is to increase its oil and natural gas reserves primarily through developmental and exploratory drilling in producing areas. At December 31, 1998, the Company's proved developed reserves were approximately 1.5 million BOE and had a present value (discounted at 10% before income taxes) of estimated future net revenues of approximately $6.8 million. The industry's significantly reduced commodity prices, primarily the price of crude oil, have had a negative impact on the valuation of the Company's oil and natural gas reserves. For each of the years ended December 31, 1996, 1997 and 1998, the Company incurred $549,000, $355,000 and $3.8 million, respectively, of impairment charge to its oil and natural gas properties.

     Drilling Fluid Services. The Company provides contract drilling fluid services to numerous operators in the oil and natural gas industry. Operating revenues derived from these activities constitute approximately 7% of the Company's consolidated operating revenues. Patterson believes that these contract services integrate well with its other core operating activities. The drilling fluid operations were added by the Company during the current fiscal year with its acquisitions of Lone Star Mud, Inc. during January 1998 and Tejas Drilling Fluids, Inc. in September 1998 and have operations throughout Texas, New Mexico, Oklahoma and Colorado.

                                                                         DECEMBER 31,
                                                                -------------------------------
                                                                 1996        1997        1998
                                                                 ----        ----        ----
Revenues:
  Contract drilling.........................................    $73,590    $178,332    $165,997
  Oil and natural gas.......................................     10,118      12,445       7,170
  Drilling fluids...........................................         --          --      13,397
                                                                -------    --------    --------
Total revenues..............................................    $83,708    $190,777    $186,564
                                                                =======    ========    ========
Income (loss) from operations:
  Contract drilling.........................................    $ 3,869    $ 32,745    $  9,329
  Oil and natural gas.......................................      1,550       2,352      (6,217)
  Drilling fluids...........................................         --          --         360
                                                                -------    --------    --------
                                                                  5,419      35,097       3,472
  General corporate expense(a)..............................     (2,268)         --          --
  Interest income...........................................        478       1,056         767
  Interest expense..........................................     (1,612)     (1,045)     (4,471)
                                                                -------    --------    --------
  Income (loss) before income taxes.........................    $ 2,017    $ 35,108    $   (232)
                                                                =======    ========    ========

                    PATTERSON ENERGY, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

14. BUSINESS SEGMENTS -- (CONTINUED)

                                                                         DECEMBER 31,
                                                                -------------------------------
                                                                 1996        1997        1998
                                                                 ----        ----        ----
Identifiable assets:
  Contract drilling.........................................    $63,506    $162,726    $185,237
  Oil and natural gas.......................................     24,407      23,777      15,411
  Drilling fluids...........................................         --          --      20,063
  Corporate(b)..............................................         --      16,697      15,894
                                                                -------    --------    --------
Total assets................................................    $87,913    $203,200    $236,605
                                                                =======    ========    ========
Depreciation, depletion and amortization:
  Contract drilling.........................................    $ 6,837    $ 12,541    $ 22,416
  Oil and natural gas.......................................      3,123       4,956       4,780
  Drilling fluids...........................................         --          --         895
                                                                -------    --------    --------
Total depreciation, depletion and amortization..............    $ 9,960    $ 17,497    $ 28,091
                                                                =======    ========    ========
Capital expenditures:
  Contract drilling.........................................    $19,867    $ 74,495    $ 67,471
  Oil and natural gas.......................................      4,106       9,766       7,734
  Drilling fluids...........................................         --          --       4,396
                                                                -------    --------    --------
Total capital expenditures..................................    $23,973    $ 84,261    $ 79,601
                                                                =======    ========    ========

---------------
(a) The general corporate expense for 1996 is comprised entirely of non-recurring acquisition costs. All other general corporate revenues and expenses, except for interest income and interest expense, have been allocated to the business segments of the Company.

(b) Corporate assets primarily include cash on hand managed by the parent corporation and certain deferred Federal income tax assets.

15. OIL AND NATURAL GAS EXPENDITURES

     Gross oil and natural gas expenditures by the Company for the years ended December 31, 1996, 1997 and 1998 are summarized below (in thousands):

                                                                DECEMBER 31,
                                                         ---------------------------
                                                          1996      1997       1998
                                                          ----      ----       ----
Property acquisition costs...........................    $  666    $ 2,577    $1,585
Exploration costs....................................     3,684      7,680     6,510
Development costs....................................     2,174      2,412     1,126
                                                         ------    -------    ------
                                                         $6,524    $12,669    $9,221
                                                         ======    =======    ======

     The aggregate amount of capitalized costs of oil and natural gas properties as of December 31, 1997 and 1998 is comprised of the following (in thousands):

                                                                 DECEMBER 31,
                                                             --------------------
                                                               1997        1998
                                                               ----        ----
Proved properties........................................    $ 24,024    $ 27,856
Accumulated depreciation, depletion and amortization.....     (15,696)    (21,809)
                                                             --------    --------
Net proved properties....................................    $  8,328    $  6,047
                                                             ========    ========

                    PATTERSON ENERGY, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

16. SUPPLEMENTARY OIL AND NATURAL GAS RESERVE INFORMATION AND RELATED DATA (UNAUDITED)

     The following table sets forth information with respect to quantities of net proved developed oil and natural gas reserves and changes in those reserves for the years ended December 31, 1996, 1997 and 1998. The quantities were estimated by an independent petroleum engineer. The Company's proved developed oil and natural gas reserves are located entirely within the United States.

     ESTIMATES OF RESERVES AND PRODUCTION PERFORMANCE ARE SUBJECTIVE AND MAY CHANGE MATERIALLY AS ACTUAL PRODUCTION INFORMATION BECOMES AVAILABLE.

OIL AND NATURAL GAS RESERVE QUANTITIES

                                                              OIL (BBLS)    GAS (MCF)
                                                              ----------    ---------
                                                                  (IN THOUSANDS)
Estimated quantity, January 1, 1996.......................        757         5,270
Revision in previous estimates............................         39           464
Extensions, discoveries and other additions...............        215         1,972
Purchases.................................................        289         1,687
Sales of reserves-in-place................................         (3)          (87)
Production................................................       (235)       (1,679)
                                                                -----        ------
Estimated quantity, January 1, 1997.......................      1,062         7,627
Revision in previous estimates............................        193          (973)
Extensions, discoveries and other additions...............        411           294
Purchases.................................................         --            --
Sales of reserves-in-place................................       (336)       (2,003)
Production................................................       (385)       (1,157)
                                                                -----        ------
Estimated quantity, January 1, 1998.......................        945         3,788
Revision in previous estimates............................        140          (596)
Extensions, discoveries and other additions...............        146         1,100
Purchases.................................................         --            --
Sales of reserves-in-place................................         (1)           (7)
Production................................................       (284)         (795)
                                                                -----        ------
Estimated quantity, January 1, 1999.......................        946         3,490
                                                                =====        ======

                    PATTERSON ENERGY, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

16. SUPPLEMENTARY OIL AND NATURAL GAS RESERVE INFORMATION AND RELATED DATA (UNAUDITED) -- (CONTINUED)
RESULTS OF OPERATIONS FOR OIL AND NATURAL GAS PRODUCING ACTIVITIES

                                                                  YEAR ENDED DECEMBER 31,
                                                                ----------------------------
                                                                 1996      1997       1998
                                                                 ----      ----       ----
                                                                       (IN THOUSANDS)
Oil and natural gas sales...................................    $8,299    $10,773    $ 5,641
Gain (loss) on sale of oil and natural gas properties.......      (101)       803         68
                                                                ------    -------    -------
                                                                 8,198     11,576      5,709
                                                                ------    -------    -------
Costs and expenses:
  Production costs..........................................     2,012      2,274      1,924
  Exploration expenses......................................     1,453      2,128      1,752
  Depreciation, depletion and amortization..................     3,123      4,956      4,780
  Impairment of oil and natural gas properties..............       549        355      3,816
  Income tax expense (benefit)..............................       362        633     (2,231)
                                                                ------    -------    -------
                                                                 7,499     10,346     10,041
                                                                ------    -------    -------
Results of operations for oil and natural gas producing
  activities................................................    $  699    $ 1,230    $(4,332)
                                                                ======    =======    =======

STANDARDIZED MEASURE OF FUTURE NET CASH FLOWS OF PROVED DEVELOPED OIL AND
  NATURAL GAS RESERVES, DISCOUNTED AT 10% PER ANNUM

                                                          YEAR ENDED DECEMBER 31,
                                                       -----------------------------
                                                        1996       1997       1998
                                                        ----       ----       ----
                                                              (IN THOUSANDS)
  Future gross revenues............................    $42,930    $23,933    $16,451
  Future development and production costs..........    (17,293)    (8,921)    (7,219)
  Future income tax expense(a).....................     (6,581)    (3,679)    (1,929)
                                                       -------    -------    -------
  Future net cash flows............................     19,056     11,333      7,303
  Discount at 10% per annum........................     (5,756)    (2,710)    (1,953)
                                                       -------    -------    -------
  Standardized measure of discounted future net
     cash flows....................................    $13,300    $ 8,623    $ 5,350
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

                    PATTERSON ENERGY, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

16. SUPPLEMENTARY OIL AND NATURAL GAS RESERVE INFORMATION AND RELATED
    DATA (UNAUDITED) -- (CONTINUED)
CHANGES IN THE STANDARDIZED MEASURE OF NET CASH FLOWS OF PROVED DEVELOPED OIL
  AND GAS RESERVES DISCOUNTED AT 10% PER ANNUM

                                                                    YEAR ENDED DECEMBER 31,
                                                                -------------------------------
                                                                 1996        1997        1998
                                                                 ----        ----        ----
                                                                        (IN THOUSANDS)
Standardized measure at beginning of year...................    $ 8,668    $ 13,300    $  8,623
Sales and transfers of oil and gas produced, net of
  production costs..........................................     (6,288)     (5,195)     (2,773)
Net changes in sales price and future production and
  development costs.........................................      2,015       1,347      (5,056)
Extensions, discoveries and improved recovery, less related
  costs.....................................................      9,505       5,061       3,018
Sales of minerals-in-place..................................         --      (4,775)         (9)
Revision of previous quantity estimates.....................      1,249      (1,024)       (804)
Accretion of discount.......................................        631       1,922       1,193
Changes in production rates and other.......................      1,943         231        (224)
Net change in income taxes..................................     (4,423)     (2,244)      1,382
                                                                -------    --------    --------
  Standardized measure at end of year.......................    $13,300    $  8,623    $  5,350
                                                                =======    ========    ========

17. CONCENTRATIONS OF CREDIT RISK

     Financial instruments, which potentially subject the Company to concentrations of credit risk, consist primarily of demand deposits, temporary cash investments and trade receivables.

     The Company believes that it places its demand deposits and temporary cash investments with high credit quality financial institutions. At December 31, 1997 and 1998, the Company's demand deposits and temporary cash investments consisted of the following (in thousands):

                                                                 1997       1998
                                                                 ----       ----
Deposit in FDIC and SIPC-insured institutions under $100,000
  and cash on hand..........................................    $ 1,490    $ 1,755
Deposit in FDIC and SIPC-insured institutions over $100,000
  and cash on hand..........................................     28,792     11,097
                                                                -------    -------
                                                                 30,282     12,852
Less outstanding checks and other reconciling items.........     (6,944)    (3,866)
                                                                -------    -------
Cash and cash equivalents...................................     23,338      8,986
Investment in U.S. Treasury securities......................        566         --
                                                                -------    -------
                                                                $23,904    $ 8,986
                                                                =======    =======

     Concentrations of credit risk with respect to trade receivables are primarily focused on contract drilling receivables. The concentration is mitigated by the diversification of customers for which the Company provides drilling services. No significant losses from individual contracts were experienced during the years ended December 31, 1996, 1997 and 1998. Included in general and administrative expense for the periods ended December 31, 1996, 1997 and 1998 are provisions for doubtful receivables of $126,596, $122,069 and $90,000, respectively.

     The carrying values of cash and cash equivalents, marketable securities and trade receivables approximate fair value due to the short-term maturity of these assets.

                    PATTERSON ENERGY, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

18. RELATED PARTY TRANSACTIONS

     Use of Assets -- The Company leases a 1981 Beech King-Air 90 airplane owned by an affiliate of the Company's Chairman of the Board/Chief Executive Officer. Under the terms of the lease, the Company pays a monthly rental of $9,200 and its proportionate share of the costs of fuel, insurance, taxes and maintenance of the aircraft. The Company paid approximately $267,001, $171,803 and $211,495 for the lease of the airplane during 1996, 1997 and 1998, respectively.

     Contract Drilling Services -- A company owned in part by a relative of the Chairman of the Board/Chief Executive Officer, contracted drilling services from the Company during 1996 and 1997. Revenues for 1996 and 1997 were approximately $919,743 and $1.382 million respectively, for these services.

     Sales of Oil -- A company owned in part by a relative of the Chairman of the Board/Chief Executive Officer, acted as the first purchaser of oil produced from leases operated by the Company during 1996, 1997 and 1998. Sales of oil to that entity, both royalty and working interest (including the Company) were approximately $19.6 million, $12.9 million and $8.1 million for 1996, 1997 and 1998, respectively.

     Joint Operation of Oil and Natural Gas Properties -- The Company operates certain oil and natural gas properties in which the Chairman of the Board/Chief Executive Officer, the President/Chief Operating Officer and other persons or entities related to the Company purchased a joint interest ownership with the Company and other industry partners. The Company made oil and natural gas production payments (net of royalty) of $6.3 million, $10.5 million and $6.9 million from these properties in 1996, 1997 and 1998, respectively, to the aforementioned persons or entities. These persons or entities reimbursed the Company for joint operating costs of $5.3 million, $12.8 million and $7.4 million in 1996, 1997 and 1998, respectively.

19. SUBSEQUENT EVENT

     On January 27, 1999, the Company completed the acquisition of five drilling rigs and other related equipment from Padre Industries, Inc., a privately-held, non-affiliated entity based in Corpus Christi, Texas. The purchase price of approximately $4.0 million consisted of 800,000 unregistered shares of the Company's common stock valued at $4.00 per share and a contingent payment based on a guarantee that the Company's common stock will be trading at $5.00 per share one year from the acquisition date. The contingent cash payment will be calculated by multiplying the 800,000 shares by the difference of the closing sales price of the Company's common stock one year from the closing date and $5.00. The maximum cash payment will be $800,000 [($5.00 -- $4.00) x 800,000]
plus $80,000 of interest. The cash payment and interest thereon will be ratably reduced if the price of the Company's common stock, one year from the acquisition date exceeds $5.00. No cash payment will be required if the Company's common stock is at least $5.50 per share one year from the acquisition date.

                               INDEX TO EXHIBITS

EXHIBIT
  NO.
-------
 2.1      Plan and Agreement of Merger dated October 14, 1993, between
          Patterson Energy, Inc., a Texas corporation, and Patterson
          Energy, Inc., a Delaware corporation, together with related
          Certificates of Merger.(1)
 2.2      Agreement and Plan of Merger, dated April 22, 1996 among
          Patterson Energy, Inc., Patterson Drilling Company and
          Tucker Drilling Company, Inc.(2)
 2.2.1    Amendment to Agreement and Plan of Merger, dated May 16,
          1996 among Patterson Energy, Inc., Patterson Drilling
          Company and Tucker Drilling Company, Inc.(3)
 2.3      Asset Purchase Agreement, dated April 22, 1997, among and
          between Patterson Drilling Company and Ziadril, Inc.(4)
 2.4      Asset Purchase Agreement, dated June 4, 1997, among
          Patterson Energy Inc., Patterson Drilling Company and
          Wes-Tex Drilling Company.(3)
 2.4.1    Amendment to Asset Purchase Agreement, dated June 4, 1997, among Patterson Energy Inc., Patterson Drilling Company and
          Wes-Tex Drilling Company.(5)
 2.5      Agreement, dated June 4, 1997, among Patterson Energy Inc.,
          Patterson Drilling Company, Greathouse Foundation and Myrle
          Greathouse, Trustee under Agreement dated June 2, 1997.(5)
 2.6      Asset Purchase Agreement, dated September 4, 1997, among
          Patterson Energy Inc., Patterson Drilling Company and McGee
          Drilling Company.(4)
 2.7      Agreement and Plan of Merger, dated January 20, 1998, among
          Patterson Energy, Inc., Patterson Onshore Drilling Company
          and Robertson Onshore Drilling Company.(7)
 2.8      Stock Purchase Agreement, dated January 5, 1998, among
          Patterson Energy, Inc., Spencer D. Armour, III. And Richard
          G. Price.(19)
 2.9      Stock Purchase Agreement, dated September 17, 1998, among
          Lone Star Mud, Inc. and Mark Campbell (shareholder of Tejas
          Drilling Fluids, Inc.).
 2.10     Asset Purchase Agreement, dated January 27, 1999, among
          Patterson Energy, Inc., Patterson Drilling Company and Padre
          Industries, Inc.
 3.1      Restated Certificate of Incorporation.(8)
 3.1.1    Certificate of Amendment to the Certificate of
          Incorporation.(9)
 3.2      Bylaws.(1)
 4.1      Excerpt from Restated Certificate of Incorporation of
          Patterson Energy, Inc. regarding authorized Common Stock and
          Preferred Stock.(10)
 4.2      Registration Rights Agreement, dated June 12, 1997, among
          Patterson Energy Inc. and Wes-Tex Drilling Company,
          Greathouse Foundation and Myrle Greathouse, Trustee under
          Agreement dated June 2, 1997.(11)
 4.3      Stock Purchase Warrant of Patterson Energy, Inc., dated June
          12, 1997.(11)
10.1      Credit Agreement dated December 9, 1997 among Patterson
          Energy, Inc., Patterson Drilling Company, Patterson
          Petroleum, Inc., Patterson Trading Company, Inc. and Norwest
          Bank Texas, N.A.(6)
10.1.1    Promissory Note dated December 9, 1997 among Patterson
          Energy, Inc. and Norwest Bank Texas, N.A.(6)
10.1.2    Security Agreement dated December 9, 1997 between Patterson
          Drilling Company and Norwest Bank Texas, N.A.(6)
10.1.3    Corporate Guarantees of Patterson Drilling Company,
          Patterson Petroleum, Inc. and Patterson Petroleum Trading
          Company, Inc.(6)

EXHIBIT
  NO.
-------
10.1.4    Amendment to Credit Agreement dated March 4, 1999 among
          Patterson Energy, Inc., Patterson Drilling Company,
          Patterson Petroleum, Inc., Patterson Trading Company, Inc.
          and Norwest Bank Texas, N.A.
10.2      Aircraft Lease, dated December 20, 1998, (effective January
          1, 1999) between Talbott Aviation, Inc. and Patterson
          Energy, Inc.
10.3      Participation Agreement, dated October 19, 1994, between
          Patterson Petroleum Trading Company, Inc. and BHT Marketing,
          Inc.(12)
10.3.1    Participation Agreement dated October 24, 1995, between
          Patterson Petroleum Trading Company, Inc. and BHT Marketing,
          Inc.(13)
10.4      Crude Oil Purchase Contract, dated October 19, 1994, between
          Patterson Petroleum, Inc. and BHT Marketing, Inc.(14)
10.4.1    Crude Oil Purchase Contract, dated October 24, 1995, between
          Patterson Petroleum, Inc. and BHT Marketing, Inc.(13)
10.5      Patterson Energy, Inc. 1993 Stock Incentive Plan, as
          amended.(15)
10.6      Patterson Energy, Inc. Non-Employee Directors' Stock Option
          Plan, as amended.(16)
10.7      Model Form Operating Agreement.(17)
10.8      Form of Drilling Bid Proposal and Footage Drilling
          Contract.(17)
10.9      Form of Turnkey Drilling Agreement.(17)
21.1      Subsidiaries of the registrant.(18)
23.1      Consent of Independent Accountants -- PricewaterhouseCoopers
          LLP.
27.1      Financial Data Schedule as of December 31, 1998 and for the
          year then ended.

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

(10) Incorporated herein by reference to Item 16, "Exhibits" to Registration Statement on Form S-3 filed with the Securities Exchange Commission on December 18, 1996.

(11) Incorporated herein by reference to Item 7, "Financial Statements and Exhibits", to Form 8-K dated September 12, 1997; filed September 19, 1997.

(12) Incorporated herein by reference to Item 27, "Exhibits" to Post Effective Amendment No. 1 to Registration Statement on Form SB-2 (File No. 33-68058-FW).

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

(15) Incorporated herein by reference to Item 8, "Exhibits" to Registration Statement on Form S-8 (File No. 333-47917); filed March 13, 1998.

(16) Incorporated herein by reference to Item 8, "Exhibits" to Registration Statement on Form S-8 (File No. 33-39471); filed November 4, 1997.

(17) Incorporated by reference to Item 27, "Exhibits" to Registration Statement filed with the Securities and Exchange Commission on August 30, 1993.

(18) Incorporated by reference to Item 14, "Exhibits, Financial Statement Schedules and Reports on Form 8-K" to Form 10-K dated December 31, 1997.

(19) Incorporated herein by reference to Item 16, "Exhibits" to Registration Statement on Form S-3 filed with the Securities Exchange Commission on January 5, 1998.