Form 10-Q
period 1999-03-31
PATTERSON ENERGY INC
filed 1999-05-14
CIK 889900

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

         [X]    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended March 31, 1999

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

                                 Yes [X] No [ ]

As of May 11, 1999 the issuer had outstanding 32,476,292 shares of common stock, $0.01 par value, its only class of voting stock.

                     PATTERSON ENERGY, INC. AND SUBSIDIARIES

                                      INDEX

                                                                                                   PAGE

 Report of Independent Accountants................................................................   3

 Part I - Financial Information

       Item 1.     Financial Statements

                       Unaudited condensed consolidated balance sheets............................   4

                       Unaudited condensed consolidated statements of operations..................   6

                       Unaudited condensed consolidated statement of stockholders' equity.........   7

                       Unaudited condensed consolidated statements of cash flows..................   8

                       Notes to unaudited condensed consolidated financial statements.............  10

       Item 2.     Management's Discussion and Analysis of Financial Condition and
                       Results of Operations......................................................  13

       Item 3.     Quantitative and Qualitative Disclosures About Market Risk.....................  16

 Cautionary Statement for Purposes of the "Safe Harbor"
       Provisions of the Private Securities Litigation Reform Act of 1995.........................  17

 Part II - Other Information

       Item 6.     Exhibits and Reports on Form 8-K...............................................  18

 Signatures.......................................................................................  21

                        REPORT OF INDEPENDENT ACCOUNTANTS

The Board of Directors and Stockholders
of Patterson Energy, Inc.:

We have reviewed the accompanying condensed consolidated balance sheet of Patterson Energy, Inc. and Subsidiaries as of March 31, 1999 and the related condensed consolidated statements of operations and cash flows for the three months ended March 31, 1999 and 1998 and the related condensed consolidated statement of stockholders' equity for the three months ended March 31, 1999. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet as of December 31, 1998 and the related consolidated statements of operations and cash flows for the year then ended (not presented herein); and in our report dated March 1, 1999, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1998 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

                                       /s/ PricewaterhouseCoopers LLP
Dallas, Texas
April 30, 1999

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

                     PATTERSON ENERGY, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS


                                   (Unaudited)



                                                                                             December 31,   March 31,
                                                                                                 1998        1999
                                                                                               --------     --------
                                                                                                   (in thousands)
Current assets:
    Cash and cash equivalents ............................................................     $  8,986     $ 12,419
    Accounts receivable:
       Trade, less allowance for doubtful accounts of $417,519
        and $447,519 at December 31, 1998 and March 31, 1999,
        respectively .....................................................................       28,616       23,860
       Oil and natural gas sales .........................................................          426          664
    Costs of uncompleted drilling contracts in
       excess of related billings ........................................................          100          417
    Accrued federal income taxes receivable ..............................................        8,400        9,115
    Inventory ............................................................................        1,283          963
    Deferred income taxes ................................................................        1,568        1,568
    Undeveloped oil and natural gas properties held for resale ...........................        3,214        3,499
    Other current assets .................................................................          890          893
                                                                                               --------     --------
        Total current assets .............................................................       53,483       53,398
Property and equipment, at cost, net .....................................................      136,677      136,670
Intangible assets, net ...................................................................       45,875       44,960
Other assets .............................................................................          570          569
                                                                                               --------     --------
        Total assets .....................................................................     $236,605     $235,597
                                                                                               ========     ========

    The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                     PATTERSON ENERGY, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS - CONTINUED

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                   (Unaudited)


                                                                         December 31,   March 31,
                                                                             1998         1999
                                                                           --------     --------
                                                                   (in thousands, except per share data)

Current liabilities:
    Current maturities of note payable ...............................     $  8,571     $  8,571
    Accounts payable:
       Trade .........................................................        9,748        8,945
       Revenue distribution ..........................................        1,390        1,641
       Other .........................................................           73          110
    Accrued expenses .................................................        3,170        3,403
                                                                           --------     --------
        Total current liabilities ....................................       22,952       22,670
                                                                           --------     --------

Deferred income taxes, net ...........................................        9,566       10,852
Deferred liabilities .................................................           92           86
Note payable, less current maturities ................................       47,143       45,000
                                                                           --------     --------
                                                                             56,801       55,938
                                                                           --------     --------

Commitments and contingencies ........................................           --           --

Stockholders' equity:
    Preferred stock, par value $.01; authorized 1,000,000 shares,
      no shares issued ...............................................           --           --
    Common stock, par value $.01; authorized 50,000,000 shares with 31,671,132 and 32,471,132 issued and outstanding
      at December 31, 1998 and March 31, 1999, respectively ..........          317          325
   Additional paid-in capital ........................................      112,544      116,536
   Retained earnings .................................................       43,991       40,128
                                                                           --------     --------
        Total stockholders' equity ...................................      156,852      156,989
                                                                           --------     --------
        Total liabilities and stockholders' equity ...................     $236,605     $235,597
                                                                           ========     ========

    The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                     PATTERSON ENERGY, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)

                                                        Three Months Ended
                                                             March 31,
                                                      ----------------------
                                                        1998          1999
                                                      --------      --------
                                                (in thousands, except per share data)
Operating revenues:
    Drilling ....................................     $ 54,297      $ 22,457
    Drilling fluids .............................        4,269         2,933
    Oil and natural gas sales ...................        1,795           936
    Well operation fees .........................          374           366
    Other .......................................           16            46
                                                      --------      --------
                                                        60,751        26,738
                                                      --------      --------
Operating costs and expenses:
    Direct drilling costs .......................       40,069        19,890
    Drilling fluids .............................        2,971         2,517
    Lease operating and production ..............          527           321
    Impairment of oil and natural gas
       properties ...............................          300            --
    Exploration costs ...........................          169           155
    Dry holes and abandonments ..................           22             3
    Depreciation, depletion and amortization ....        6,171         7,086
    General and administrative expense ..........        2,661         1,637
                                                      --------      --------
                                                        52,890        31,609
                                                      --------      --------
Operating income (loss) .........................        7,861        (4,871)
                                                      --------      --------
Other income (expense):
    Net gain on sale of assets ..................          159            58
    Interest income .............................          165           100
    Interest expense ............................         (899)       (1,053)
    Other .......................................           25            17
                                                      --------      --------
                                                          (550)         (878)
                                                      --------      --------
Income (loss) before income taxes ...............        7,311        (5,749)
                                                      --------      --------
Income tax expense (benefit):
    Current .....................................        1,856        (3,214)
    Deferred ....................................          922         1,328
                                                      --------      --------
                                                         2,778        (1,886)
                                                      --------      --------
Net income (loss)  ..............................     $  4,533      $ (3,863)
                                                      ========      ========
Net income (loss) per common share:
    Basic .......................................     $   0.14      $  (0.12)
                                                      ========      ========
    Diluted .....................................     $   0.14      $  (0.12)
                                                      ========      ========

Weighted average number of common shares
    outstanding:
    Basic .......................................       31,566        32,240
                                                      ========      ========
    Diluted .....................................       31,835        32,240
                                                      ========      ========

    The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                     PATTERSON ENERGY, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                   (Unaudited)
                                 (in thousands)


                                          Common Stock
                                     ----------------------
                                     Number of                 Additional     Retained
                                      Shares       Amount    paid-in capital  earnings         Total
                                     ---------    ---------  ---------------  ---------      ---------

Balance, December 31, 1998 ....        31,671     $     317     $ 112,544     $  43,991      $ 156,852
Issuance of common stock ......           800             8         3,992            --          4,000
Net loss ......................            --            --            --        (3,863)        (3,863)
                                      -------     ---------     ---------     ---------      ---------
Balance, March 31, 1999 .......        32,471     $     325     $ 116,536     $  40,128      $ 156,989
                                      =======     =========     =========     =========      =========

    The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                     PATTERSON ENERGY, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                 Three Months Ended
                                                                                      March 31,
                                                                               ----------------------
                                                                                 1998          1999
                                                                               --------      --------
                                                                                   (in thousands)
 Cash flows from operating activities:
      Net income (loss) ..................................................     $  4,533      $ (3,863)
      Adjustments to reconcile net income to net cash
            from operating activities:
      Depreciation, depletion and amortization ...........................        6,171         7,086
      Impairment of oil and natural gas properties .......................          300            --
      Net gain on sale of assets .........................................         (159)          (58)
      Deferred income tax expense ........................................          922         1,328
      Decrease in deferred compensation liabilities ......................         (520)           (6)
            Change in operating assets and liabilities:
                   Decrease in trade accounts receivable .................          511         4,756
                   Increase in oil and natural gas sales
                       receivable ........................................         (234)         (238)
                   (Increase) decrease in inventory held for resale ......         (973)          320
                   Increase in accrued federal income taxes
                       receivable ........................................           --          (715)
                   Increase in undeveloped oil and natural gas
                       properties held for resale ........................       (1,939)         (285)
                   Increase in other current assets ......................       (3,383)         (320)
                   Increase (decrease) in trade accounts payable .........        1,162          (803)
                   Increase (decrease) in revenue distribution
                       payable ...........................................         (593)          251
                   Decrease in accrued state and federal
                       income taxes payable ..............................       (4,096)           --
                   Increase in accrued expenses ..........................        2,718           233
                   Increase (decrease) in other current payables .........         (183)           37
                                                                               --------      --------
                       Net cash provided by operating activities .........        4,237         7,723
                                                                               --------      --------
 Cash flows from investing activities:
      Sales of investment securities .....................................          566            --
      Acquisitions .......................................................      (41,879)           --
      Purchases of property and equipment ................................       (7,511)       (2,260)
      Sales of property and equipment ....................................          159           112
      Change in other assets .............................................          413             1
                                                                               --------      --------
                       Net cash used in investing activities .............      (48,252)       (2,147)
                                                                               --------      --------
 Cash flows from financing activities:
      Proceeds from notes payable ........................................       40,150            --
      Payments of notes payable ..........................................       (3,400)       (2,143)
      Proceeds from exercise of stock options ............................          208            --
                                                                               --------      --------
                       Net cash provided by (used in)
                          financing activities ...........................       36,958        (2,143)
                                                                               --------      --------
                       Net increase (decrease) in cash
                          and cash equivalents ...........................       (7,057)        3,433

 Cash and cash equivalents at beginning of period ........................       23,338         8,986
                                                                               --------      --------
 Cash and cash equivalents at end of period ..............................     $ 16,281      $ 12,419
                                                                               ========      ========

 Supplemental disclosure of cash flow information:
      Cash paid during the period for:
            Interest .....................................................     $    899      $  1,053
            Income taxes .................................................     $  8,000      $     --

    The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                    PATTERSON ENERGY, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS- CONTINUED
                                  (Unaudited)


         Supplemental disclosure of cash flow information - continued:

          During the three months ended March 31, 1999, the Company issued 800,000 shares of its common stock to acquire certain drilling assets of Padre Industries, Inc. for an aggregate purchase price of approximately $4.0 million (See Note 2).



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

         The interim condensed consolidated financial statements have been prepared by management of the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations, although the Company believes the disclosures included herein are adequate to make the information presented not misleading. In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for presentation of the information have been included. The unaudited condensed consolidated balance sheet as of December 31, 1998, as presented herein, was derived from the audited balance sheet, but does not include all disclosures required by generally accepted accounting principles.

         The Company provides a dual presentation of its earnings per share; Basic Earnings per Share ("Basic EPS") and Diluted Earnings per Share ("Diluted EPS"). Basic EPS is based on the weighted average number of shares outstanding during the year. Diluted EPS includes common stock equivalents, which are dilutive to earnings per share. For the three months ended March 31, 1998, the dilutive securities, consisting of certain stock options and warrants, were approximately 269,000. Dilutive securities of approximately 1.4 million were excluded from the March 31, 1999 calculation of Diluted EPS as a result of the Company's net loss for the year.

         The results of operations for the three months ended March 31, 1999, are not necessarily indicative of the results to be expected for the full year.

         Certain reclassifications have been made to the 1998 consolidated financial statements in order for them to conform with the 1999 presentation.


2.       RECENT ACQUISITION

    On January 27, 1999, the Company completed the acquisition of five drilling rigs and other related equipment from Padre Industries, Inc., a privately-held, non-affiliated entity based in Corpus Christi, Texas. The purchase price consisted of 800,000 restricted shares of the Company's common stock valued at $4.00 per share and a contingent payment based on a guarantee that the Company's common stock will be at least $5.00 per share one year from the acquisition date. The contingent cash payment will be calculated by multiplying the 800,000 shares by the difference of the closing sales price of the Company's common stock one year from the closing date and $5.00. The maximum cash payment will be $800,000 [($5.00 - $4.00) x 800,000] plus $80,000 of interest. The ultimate cash payment will be ratably reduced if the price of the Company's common stock, one year from the acquisition date exceeds $5.00. No cash payment will be required if the Company's common stock is at least $5.50 per share one year from the acquisition date. In addition, the Company has the option to purchase from Padre Industries, Inc. up to 300,000 shares of the Company's common stock at a price of $5.50 per share. The option may only be exercised one year from the acquisition date. The fair market values of the assets acquired were estimated and the purchase price of $4.0 million, representing the guaranteed value of the Company's common stock, was allocated among such assets.

                    PATTERSON ENERGY, INC. AND SUBSIDIARIES
    NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED


3.       INTANGIBLE ASSETS

         Intangible assets as of the balance sheet date consist of covenants not to compete and goodwill arising from the Company's acquisitions completed during fiscal years 1997 and 1998. The covenants are being amortized on a straight line basis over their contractual lives of five years. Goodwill, representing the excess of the purchase price over the estimated fair value of the assets acquired, is being amortized on a straight line basis over 15 years.

         Intangible assets consisted of the following at March 31, 1999 (in thousands):

 Goodwill .........................     $ 47,489
 Covenants not to compete .........        1,673
 Other ............................          979
                                        --------
                                          50,141
 Less accumulated amortization ....       (5,181)
                                        --------
                                        $ 44,960
                                        ========


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


4.       STOCKHOLDERS' EQUITY

         During January 1999, the Company issued 800,000 shares of its common stock as consideration for the Company's acquisition of certain contract drilling assets of Padre Industries, Inc. (See Note 2). The common stock was recorded at its guaranteed value of $5.00 per share for purposes of the transaction. The fair market value of the Company's common stock on the date of the transaction was $4.00 per share.


5.       BUSINESS SEGMENTS

         The Company conducts its business through three distinct operating activities: contract drilling of oil and natural gas wells, oil and natural gas exploration, development, acquisition and production and, to a lesser degree, providing drilling fluid services to operators in the oil and natural gas industry. Separate financial data for each of the Company's three business segments is provided below.

                                            MARCH 31,   MARCH 31,
                                             1998        1999
                                            -------     -------
          Revenues:
              Contract drilling .......     $54,297     $22,457
              Oil and natural gas .....       2,185       1,348
              Drilling fluids .........       4,269       2,933
                                            -------     -------
          Total operating revenues ....     $60,751     $26,738
                                            =======     =======

                    PATTERSON ENERGY, INC. AND SUBSIDIARIES
    NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED

5.       BUSINESS SEGMENTS - CONTINUED

                                                     MARCH 31,    MARCH 31,
                                                      1998         1999
                                                     -------      -------

          Income (loss) from operations:
              Contract drilling ................     $ 7,175      $(4,288)
              Oil and natural gas ..............          16         (132)
              Drilling fluids ..................         695         (434)
                                                     -------      -------
                                                       7,886       (4,854)
          Net gain on sale of assets ...........         159           58
          Interest income ......................         165          100
          Interest expense .....................        (899)      (1,053)
                                                     -------      -------
          Income (loss) before income taxes ....     $ 7,311      $(5,749)
                                                     =======      =======



6.       RECENTLY ISSUED ACCOUNTING STANDARD

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


LIQUIDITY AND CAPITAL RESOURCES

         As of March 31, 1999, the Company had working capital of approximately $30.7 million and cash and cash equivalents of approximately $12.4 million as compared to a working capital of approximately $30.5 million and cash and cash equivalents of approximately $9.0 million as of December 31, 1998. For the three months ended March 31, 1999, the Company generated net cash from operations of approximately $7.7 million and sold property and equipment for proceeds of approximately $112,000. The net cash generated from operations was largely attributable to a $4.5 million reduction in the Company's accounts receivables and a $2.5 million income tax refund. These funds were used primarily to acquire and refurbish drilling and other related equipment of approximately $1.87 million, to fund leasehold acquisition, exploration and development of approximately $390,000 and to reduce certain notes payable by approximately $2.1 million.

         On January 27, 1999, the Company completed the acquisition of five drilling rigs and other related equipment from Padre Industries, Inc., a privately-held, non-affiliated entity based in Corpus Christi, Texas. The purchase price of approximately $4.0 million consisted of 800,000 restricted shares of the Company's common stock valued at $4.00 per share and a contingent payment based on a guarantee that the Company's common stock will be trading at $5.00 per share one year from the acquisition date. The contingent cash payment will be calculated by multiplying the 800,000 shares by the difference of the closing sales price of the Company's common stock one year from the closing date and $5.00. The maximum cash payment will be $800,000 [($5.00 - $4.00) x 800,000] plus $80,000 of interest accrued thereon. The ultimate cash payment will be ratably reduced if the price of the Company's common stock, one year from the acquisition date exceeds $5.00. No cash payment will be required if the Company's common stock is at least $5.50 per share one year from the acquisition date.

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


RESULTS OF OPERATIONS

Comparison of the three months ended March 31, 1999 and 1998

         For the three months ended March 31, 1999, contract drilling revenues were approximately $22.5 million as compared to $54.3 million for the same period in 1998; a decrease of 59%. Average rig utilization was 32% for the three months ended March 31, 1999, as compared to 70% for the same period in 1998. Direct contract drilling expenses for the three months ended March 31, 1999 were approximately $19.9 million, or 88% of the contract drilling revenues, as compared to approximately $40.0 million, or 74% of the contract drilling revenues, for the same period in 1998. General and administrative expense for the contract drilling segment was approximately $815,000 for the three months ended March 31, 1999 as compared to $1.9 million for the same period in 1998. The decrease in general and administrative expense was largely attributable to the Company's decision during July 1998 to close its administrative office in Dallas, Texas. The Dallas office was acquired during February 1998 in the Company's acquisition of Robertson Onshore Drilling Company. Additionally, the Company imposed a company-wide compensation reduction and certain layoffs during January 1999 in an effort to reduce its overhead costs. Depreciation and amortization expense for the contract drilling segment was approximately $6.1 million for the three months ended March 31, 1999 as compared to approximately $5.1 million for the same period in 1998. For the three months ended March 31, 1999, the contract drilling segment generated an operating loss of approximately $4.3 million as compared to operating income of approximately $7.2 million for the same three-month period in 1998. The decline in the contract drilling segment's operating results for the first quarter in 1999 was reflective of the significantly weakened commodity prices, particularly for crude oil (as further discussed below), and the resulting 38% decrease in the Company's utilization rate.

         Oil and natural gas sales revenues were approximately $936,000; for the three months ended March 31, 1999, as compared to approximately $1.8 million in 1998. The volume of oil and natural gas sold by the Company decreased by approximately 29% for the first three months in 1999, as compared to the same three-month period in 1998. The average price per Bbl of crude oil received by the Company was $10.08 in 1999, as compared to $13.83 in 1998, and the average price per Mcf of natural gas was $1.71 in 1999, as compared to $2.31 per Mcf in 1998. General and administrative expense for the oil and natural gas segment was approximately $258,000 and $310,000 for the three month's ended March 31, 1999 and 1998, respectively. Exploration costs were approximately $155,000 and $169,000 for the quarters ended March 31, 1999 and 1998, respectively. Depreciation and depletion expense was approximately $744,000 in 1999, as compared to approximately $852,000 in 1998. The Company incurred $300,000 of impairment costs during the first quarter of 1998 associated with certain of its oil and natural gas properties. Other revenues generated by the oil and natural gas segment, consisting primarily of fees generated from lease operating activities, were approximately $412,000 and $390,000 for the three-months ended March 31, 1999 and 1998, respectively. For the three months ended March 31, 1999, the oil and natural gas segment generated a loss from operations of approximately $132,000 as compared to income of approximately $16,000 for the same three-month period in 1998. The decrease in the segment's operating results was primarily attributable to the decrease in the underlying commodity prices, particularly the 27% decrease in the price received for crude oil, as discussed above.

         Operating revenues from the Company's drilling fluid services were approximately $2.9 million and approximately $4.3 million for the quarters ended March 31, 1999 and 1998, respectively. Operating costs incurred by the drilling fluids segment were approximately $2.5 million for the first three months March 31, 1999 as compared to costs of approximately $3.0 million in 1998. The decrease in operating margin was principally attributable to the negative impact of the significantly weakened commodity prices had on the oil and natural gas industry. For the three months ended March 31, 999 depreciation and amortization expense was $289,000 as compared to $204,000 in 1998. General and administrative expense for the drilling fluids segment increased approximately 40% to $564,000 for the three months ended March 31, 1999. This increase was primarily due to the addition of the administrative office in Corpus Christi, Texas acquired during September 1998 with the Company's purchase of Tejas Drilling Fluids, Inc. For the fiscal quarter ended March 31, 1999, the drilling fluids segment generated a net loss from operations of approximately $434,000 as compared to net operating income of approximately $695,000 for the comparative three-month period in 1998. The net loss from operations was consistent with the decline in the segment's operating margin as discussed above and reflective of the deterioration in the industry's commodity prices.

         For the three months ended March 31, 1999, interest expense was approximately $1.1 million as compared to $899,000 for the same period in 1998. The increased interest expense was attributable to three full months of expense incurred on the $36.75 million borrowed to partially fund the Company's acquisition of Robertson Onshore during February 1998. Interest income for the first three months of 1999 was approximately $100,000 as compared to approximately $165,000 in 1998.


VOLATILITY OF OIL AND NATURAL GAS PRICES AND ITS IMPACT ON OPERATIONS

         The Company's revenue, profitability and future rate of growth are substantially dependent upon prevailing prices for oil and natural gas, both with respect to its contract drilling and its oil and natural gas segments. Historically, oil and natural gas prices and markets have been extremely volatile. Prices are affected by market supply and demand factors as well as actions of state and local agencies, the United States and foreign governments and international cartels. All of these are beyond the control of the Company. Any significant or extended decline in oil and/or natural gas prices will have a material adverse effect on the Company's financial condition and results of operations. The sharp decline in crude oil prices beginning in the fourth quarter of 1997 and continuing through February 1999 has materially adversely impacted the Company's operations. Although commodity prices have made a significant recovery since then, the benefit of this recovery to the Company's operations has not yet been realized. Furthermore, if these higher prices are not sustained, the Company's rig utilization rate and related contract services will continue to be adversely affected.


IMPACT OF INFLATION

         The Company believes that inflation will not have a significant impact on its financial position.

RECENTLY ISSUED ACCOUNTING STANDARD

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

         The Company does not expect the total cost associated with the Company's efforts to become year 2000 compliant to be material to the Company's financial position. The total amount expended on the project through March 31, 1999 was approximately $1.75 million. The Company expects to significantly reduce its level of uncertainty about year 2000 issues and, in particular, about the year 2000 compliance and readiness of its external agents. Accordingly, the Company does not deem it necessary to formally adopt a contingency plan.

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

         The foregoing disclosure constitutes "Year 2000 Readiness Disclosure" within the meaning of the Year 2000 Information and Readiness Disclosure Act.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company has exposure to market risk associated with the floating rate portion of the interest charged on its term loan with Norwest Bank Texas, N.A. The term loan, which matures on January 1, 2001, bears interest at LIBOR plus 2.375%. The Company's exposure to interest rate risk due to changes in LIBOR is not expected to be material and at March 31, 1999, the fair value of the obligation approximates its related carrying value because the obligation bears interest at the current market rate.

                                ---------------

    CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE
               PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

         "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Item 2 of this Report contains forward-looking statements which are made pursuant to the "safe harbor" provisions of The Private Securities Litigation Reform Act of 1995. These statements include, without limitation, statements relating to: liquidity; financing of operations; continued volatility of oil and natural gas prices; source and sufficiency of funds required for immediate capital needs and additional rig acquisitions (if further opportunities arise); and such other matters. The words "believes," "plans," "intends," "expected," "estimates" or "budgeted" and similar expressions identify forward-looking statements. The forward-looking statements are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions, expected future developments and other factors it believes are appropriate in the circumstances. The Company does not undertake to update, revise or correct any of the forward-looking information. Factors that could cause actual results to differ materially from the Company's expectations expressed in the forward-looking statements include, but are not limited to, the following: intense competition in the contract drilling industry; continued low level oil prices and/or fall of natural gas prices; continued adverse market conditions for contract drilling services; drill-pipe shortages; labor shortages, primarily qualified drilling rig personnel; insurance coverage limitations and requirements; inability to acquire additional drilling rigs on terms favorable to the Company and the loss of key personnel, particularly Cloyce A. Talbott and A. Glenn Patterson, the Chairman and Chief Executive Officer and the President and Chief Operating Officer of the Company, respectively. For a more complete explanation of these various factors and others, see "Cautionary Statement for Purposes of the 'Safe Harbor' Provisions of the Private Securities Litigation Reform Act of 1995" included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998, beginning on page 13.


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

2.7 Agreement and Plan of Merger, dated January 20, 1998, among Patterson Energy, Inc., Patterson Onshore Drilling Company and Robertson Onshore Drilling Company. (7)

2.8 Stock Purchase Agreement, dated January 5, 1998, among Patterson Energy, Inc., Spencer D. Armour, III. And Richard G. Price. (19)

2.9 Stock Purchase Agreement, dated September 17, 1998, among Lone Star Mud, Inc. and Mark Campbell (shareholder of Tejas Drilling Fluids, Inc.). (20)

2.10 Asset Purchase Agreement, dated January 27, 1999, among Patterson Energy, Inc., Patterson Drilling Company and Padre Industries, Inc.
         (20)

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

10.1.2 Security Agreement dated December 9, 1997 between Patterson Drilling Company and Norwest Bank Texas, N.A. (6)

10.1.3 Corporate Guarantees of Patterson Drilling Company, Patterson Petroleum, Inc. and Patterson Petroleum Trading Company, Inc. (6)

10.1.4 Amendment to Credit Agreement dated March 4, 1999 among Patterson Energy, Inc., Patterson Drilling Company, Patterson Petroleum, Inc., Patterson Trading Company, Inc. and Norwest Bank Texas, N.A. (20)

10.2 Aircraft Lease, dated December 20, 1998, (effective January 1, 1999) between Talbott Aviation, Inc. and Patterson Energy, Inc. (20)

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

10.5     Patterson Energy, Inc. 1993 Stock Incentive Plan, as amended. (15)

10.6 Patterson Energy, Inc. Non-Employee Directors' Stock Option Plan, as amended. (16)

10.7     Model Form Operating Agreement. (17)

10.8     Form of Drilling Bid Proposal and Footage Drilling Contract. (17)

10.9     Form of Turnkey Drilling Agreement. (17)

15.1     Awareness Letter of Independent Accountants - PricewaterhouseCoopers
         LLP

21.1     Subsidiaries of the registrant. (18)

27.1 Financial Data Schedule as of March 31, 1999 and for the three months then ended.

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

(20) Incorporated by reference to Item 14, "Exhibits, Financial Statement Schedules and Reports on Form 8-K" to Form 10-K dated December 31, 1998.


         (b) REPORTS ON FORM 8-K.

             No reports on Form 8-K were filed with the Securities and Exchange Commission during the fiscal quarter ended March 31, 1999.

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

                                       PATTERSON ENERGY, INC.

                                       By:  /s/ CLOYCE A. TALBOTT
                                           -------------------------------------
                                           Cloyce A. Talbott
                                           Chairman of the Board and
                                           Chief Executive Officer

                                       By:  /s/ JAMES C. BROWN
                                           -------------------------------------
                                           James C. Brown
                                           Vice President-Finance

DATED: May 14, 1999

                                 EXHIBIT INDEX


   EXHIBIT NO.                              DESCRIPTION
   -----------                              -----------

     15.1           Awareness Letter of Independent Accountants, PricewaterhouseCoopers LLP

     27.1           Financial Data Schedule as of March 31, 1999 and for the three months then ended.