Form 10-Q
period 1999-06-30
PATTERSON ENERGY INC
filed 1999-08-16
CIK 889900

--------------------------------------------------------------------------------


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

    [X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended June 30, 1999

                                       OR

    [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from              to
                                          ------------    ------------

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

                            Yes [X]          No [ ]

As of August 13, 1999 the issuer had outstanding 32,635,568 shares of common stock, $0.01 par value, its only class of voting stock.

--------------------------------------------------------------------------------

                     PATTERSON ENERGY, INC. AND SUBSIDIARIES


                                      INDEX



                                                                                                        PAGE
Report of Independent Accountants, PricewaterhouseCoopers LLP.........................................    3

Part I - Financial Information

       Item 1.     Financial Statements

                   Condensed consolidated balance sheets..............................................    4

                   Unaudited condensed consolidated statements of operations..........................    6

                   Unaudited condensed consolidated statement of stockholders' equity.................    7

                   Unaudited condensed consolidated statements of cash flows..........................    8

                   Notes to unaudited condensed consolidated financial statements.....................   10

       Item 2.     Management's Discussion and Analysis of
                   Condition and Results of Operations................................................   13

       Item 3.     Quantitative and Qualitative Disclosures about Market Risk.........................   17

Cautionary Statement for Purposes of the "Safe Harbor"
         Provisions of the Private Securities Litigation Reform Act of 1995...........................   18

Part II - Other Information

       Item 6.     Exhibits and Reports on Form 8-K...................................................   19

Signatures............................................................................................   23

                        REPORT OF INDEPENDENT ACCOUNTANTS


The Board of Directors and Stockholders
of Patterson Energy, Inc.:

We have reviewed the accompanying condensed consolidated balance sheet of Patterson Energy, Inc. and its Subsidiaries as of June 30,1999 and the related condensed consolidated statements of operations for each of the three and six month periods ended June 30, 1999 and 1998 and the related condensed consolidated statement of cash flows for the six month period ended June 30, 1999 and 1998 and the related condensed consolidated statement of stockholders' equity for the six month period ended June 30, 1999. These financial statements are the responsibility of the Company's management.

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

Based upon our review, we are not aware of any material modifications that should be made to the accompanying condensed consolidated interim financial statements for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet as of December 31, 1998 and the related consolidated statements of income and cash flows for the year then ended (not presented herein); and in our report dated March 1, 1999, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1998, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.


/s/ PricewaterhouseCoopers LLP



Dallas, Texas
July 29, 1999

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



                     PATTERSON ENERGY, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                     ASSETS




                                                                                                     (Unaudited)
                                                                                        December 31,   June 30,
                                                                                           1998         1999
                                                                                        ------------  ----------
                                                                                               (in thousands)
Current assets:
    Cash and cash equivalents .....................................................     $      8,986  $   14,882
    Accounts receivable:
       Trade, less allowance for doubtful accounts of $417,519 and $477,519 at
        December 31, 1998 and June 30, 1999,
        respectively ..............................................................           28,616      23,628
       Oil and natural gas sales ..................................................              426         556
    Costs of uncompleted drilling contracts in
       excess of related billings .................................................              100         168
    Accrued federal income taxes receivable .......................................            8,400       5,837
    Inventory .....................................................................            1,283         910
    Deferred income taxes .........................................................            1,568       1,568
    Undeveloped oil and natural gas properties held for resale ....................            3,214       4,265
    Other current assets ..........................................................              890       1,281
                                                                                        ------------  ----------
        Total current assets ......................................................           53,483      53,095
Property and equipment, at cost, net ..............................................          136,677     132,304
Intangible assets, net ............................................................           45,875      44,092
Other assets ......................................................................              570         630
                                                                                        ------------  ----------
        Total assets ..............................................................     $    236,605  $  230,121
                                                                                        ============  ==========





         The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.
                                   (continued)

                     PATTERSON ENERGY, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS - CONTINUED


                      LIABILITIES AND STOCKHOLDERS' EQUITY




                                                                                                 (Unaudited)
                                                                                December 31,       June 30,
                                                                                  1998               1999
                                                                               -------------      -----------
                                                                            (in thousands, except per share data)
Current liabilities:
    Current maturities of note payable.............................            $       8,571      $     8,571
    Accounts payable:
       Trade.......................................................                    9,748            9,396
       Revenue distribution........................................                    1,390            2,091
       Other.......................................................                       73              124
    Accrued expenses...............................................                    3,170            3,723
                                                                               -------------      -----------
        Total current liabilities..................................                   22,952           23,905
                                                                               -------------      -----------

Deferred income taxes, net.........................................                    9,566            9,163
Deferred liabilities...............................................                       92               79
Note payable, less current maturities..............................                   47,143           42,857
                                                                               -------------      -----------
                                                                                      56,801           52,099
                                                                               -------------      -----------

Commitments and contingencies......................................                       --               --

Stockholders' equity:
    Preferred stock, par value $.01; authorized 1,000,000 shares,
      no shares issued.............................................                       --               --
    Common stock, par value $.01; authorized 50,000,000 shares with 31,671,132 and 32,517,028 issued and outstanding
      at December 31, 1998 and June 30, 1999, respectively.........                      317              325
   Additional paid-in capital......................................                  112,544          116,806
   Retained earnings...............................................                   43,991           36,986
                                                                               -------------      -----------
        Total stockholders' equity.................................                  156,852          154,117
                                                                               -------------      -----------
        Total liabilities and stockholders' equity.................            $     236,605      $   230,121
                                                                               =============      ===========


         The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                     PATTERSON ENERGY, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                  Three Months Ended              Six Months Ended
                                                       June 30,                       June 30,
                                                ------------------------      ------------------------
                                                  1998           1999           1998           1999
                                                ---------      ---------      ---------      ---------
                                                       (in thousands, except per share data)
Operating revenues:
    Drilling ..............................     $  45,913      $  26,718      $ 100,210      $  49,175
    Drilling fluids .......................         3,520          1,806          7,789          4,739
    Oil and natural gas sales .............         1,324          1,608          3,120          2,544
    Well operation fees ...................           361            371            735            737
    Other .................................            32             41             48             87
                                                ---------      ---------      ---------      ---------
                                                   51,150         30,544        111,902         57,282
                                                ---------      ---------      ---------      ---------
Operating costs and expenses:
    Direct drilling costs .................        34,342         23,243         74,411         43,133
    Drilling fluids .......................         2,772          1,633          5,743          4,150
    Lease operating and production ........           418            356            945            677
    Impairment of oil and natural gas
       properties .........................           489             --            790             --
    Exploration costs .....................           168            153            336            308
    Dry holes and abandonments ............           121             38            143             41
    Depreciation, depletion and
       amortization .......................         6,428          7,040         12,599         14,126
    General and administrative expense ....         2,881          1,790          5,542          3,427
                                                ---------      ---------      ---------      ---------
                                                   47,619         34,253        100,509         65,862
                                                ---------      ---------      ---------      ---------
Operating income (loss) ...................         3,531         (3,709)        11,393         (8,580)
                                                ---------      ---------      ---------      ---------
Other income (expense):
    Net gain (loss) on sale of assets .....           213           (139)           372            (81)
    Interest income .......................           282            116            446            216
    Interest expense ......................        (1,266)          (973)        (2,165)        (2,026)
    Other .................................            68             23             93             40
                                                ---------      ---------      ---------      ---------
                                                     (703)          (973)        (1,254)        (1,851)
                                                ---------      ---------      ---------      ---------
Income (loss) before income taxes .........         2,828         (4,682)        10,139        (10,431)
                                                ---------      ---------      ---------      ---------
Income tax expense (benefit):
    Current ...............................            --            108          1,850         (3,106)
    Deferred ..............................         1,107         (1,648)         2,035           (320)
                                                ---------      ---------      ---------      ---------
                                                    1,107         (1,540)         3,885         (3,426)
                                                ---------      ---------      ---------      ---------
Net income (loss) .........................     $   1,721      $  (3,142)     $   6,254      $  (7,005)
                                                =========      =========      =========      =========
Net income (loss) per common share:
    Basic .................................     $    0.05      $   (0.10)     $    0.20      $   (0.22)
                                                =========      =========      =========      =========
    Diluted ...............................     $    0.05      $   (0.10)     $    0.20      $   (0.22)
                                                =========      =========      =========      =========

Weighted average number of common
     shares outstanding:
    Basic .................................        31,669         32,488         31,618         32,365
                                                =========      =========      =========      =========
    Diluted ...............................        31,989         32,488         31,888         32,365
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

                     PATTERSON ENERGY, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                   (Unaudited)
                                 (in thousands)


                                               Common Stock
                                       ---------------------------      Additional
                                         Number                          paid-in          Retained
                                        of shares        Amount          capital          earnings              Total
                                       ------------     ----------    --------------    --------------      --------------
Balance, December 31, 1998........           31,671     $      317    $      112,544    $       43,991      $      156,852
Issuances of common stock.........              826              8             4,200                --               4,208
Exercise of  stock options........               20              0                62                --                  62
Net loss..........................               --             --                --            (7,005)             (7,005)
                                       ------------     ----------    --------------    --------------      --------------
Balance, June 30, 1999............           32,517     $      325    $      116,806    $       36,986      $      154,117
                                       ============     ==========    ==============    ==============      ==============


         The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                     PATTERSON ENERGY, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                           Six Months Ended June 30,
                                                                          --------------------------
                                                                            1998              1999
                                                                          --------          --------
                                                                                (in thousands)
Cash flows from operating activities:
     Net income (loss) ..............................................     $  6,254          $ (7,005)
     Adjustments to reconcile net income (loss) to net cash from operating activities:
     Depreciation, depletion and amortization .......................       12,599            14,126
     Impairment of oil and natural gas properties ...................          790                --
     Net (gain) loss on sale of assets ..............................         (372)               81
     Deferred income tax expense (benefit) ..........................        2,035              (320)
     Decrease in deferred compensation liabilities ..................         (568)              (13)
        Change in operating assets and liabilities:
          Decrease in trade accounts receivable .....................        5,522             4,988
          Increase in oil and natural gas sales receivables .........          (98)             (130)
          Decrease in accrued Federal income taxes receivable .......           --             2,563
          (Increase) decrease in inventory held for resale ..........       (1,181)              373
          Increase in undeveloped oil and natural gas
              properties held for resale ............................       (1,736)           (1,051)
          Increase in other current assets ..........................       (2,755)             (459)
          Increase (decrease) in trade accounts payable .............        3,560              (352)
          Increase (decrease) in revenue distribution payable .......       (1,335)              701
          Increase (decrease) in accrued expenses ...................         (783)              553
          Decrease in state and Federal income taxes payable ........       (5,023)               --
          Increase (decrease) in other current payables .............         (597)               51
                                                                          --------          --------
              Net cash provided by operating activities .............       16,312            14,106
                                                                          --------          --------
Cash flows from investing activities:
     Net sales of investment securities .............................          566                --
     Acquisitions ...................................................      (41,879)               --
     Purchases of property and equipment ............................      (18,641)           (4,297)
     Sale of property and equipment .................................          372               371
     Change in other assets .........................................          459               (60)
                                                                          --------          --------
              Net cash used in investing activities .................      (59,123)           (3,986)
                                                                          --------          --------

Cash flows from financing activities:
     Proceeds from notes payable ....................................       40,150                --
     Payments of notes payable ......................................       (3,400)           (4,286)
     Issuance of common stock .......................................           --                --
     Proceeds from exercise of stock options ........................          299                62
                                                                          --------          --------
              Net cash provided by (used in)  financing activities ..       37,049            (4,224)
                                                                          --------          --------
              Net increase (decrease) in cash and cash equivalents ..       (5,762)            5,896
Cash and cash equivalents at beginning of period ....................       23,338             8,986
                                                                          --------          --------
Cash and cash equivalents at end of period ..........................     $ 17,576          $ 14,882
                                                                          ========          ========

Supplemental disclosure of cash flow information:
 Cash paid during the period for:
     Interest .......................................................     $  2,165          $  2,026
     Income taxes ...................................................        8,000                --



         The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.
                                   (continued)

                     PATTERSON ENERGY, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
                                   (Unaudited)


Supplemental disclosure of cash flow information - continued:

          On January 27, 1999, the Company issued 800,000 shares of its common stock to acquire certain drilling assets of Padre Industries, Inc. for an aggregate purchase price of approximately $4.0 million (See Notes 2 and 4).

         On June 1, 1999, the Company issued 25,776 shares of its common stock to purchase certain drilling equipment for an estimated purchase price of $208,000 (See Note 4).









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

         The interim condensed consolidated financial statements have been prepared by management of the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations, although the Company believes the disclosures included herein are adequate to make the information presented not misleading. In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for presentation of the information have been included. The condensed consolidated balance sheet as of December 31, 1998, as presented herein, was derived from the audited balance sheet, but does not include all disclosures required by generally accepted accounting principles.

         The Company provides a dual presentation of its earnings per share; Basic Earnings per Share ("Basic EPS") and Diluted Earnings per Share ("Diluted EPS"). Basic EPS is based on the weighted average number of shares outstanding during the year. Diluted EPS includes common stock equivalents, which are dilutive to earnings per share. For the three and six months ended June 30, 1998, the dilutive securities, consisting of certain stock options and warrants, were approximately 320,000 and 270,000, respectively. For the three and six months ended June 30, 1999, dilutive securities of approximately 1.4 million were excluded from the calculation of Diluted EPS as a result of the Company's net loss for the respective periods.

         The results of operations for the three and six months ended June 30, 1999, are not necessarily indicative of the results to be expected for the full year.

         Certain reclassifications have been made to the 1998 consolidated financial statements in order for them to conform with the 1999 presentation.


2.       RECENT ACQUISITION

         On January 27, 1999, the Company completed the acquisition of five drilling rigs and other related equipment from Padre Industries, Inc., a privately-held, non-affiliated entity based in Corpus Christi, Texas. The purchase price consisted of 800,000 restricted shares of the Company's common stock valued at $4.00 per share and a contingent payment based on a guarantee that the Company's common stock will be at least $5.00 per share one year from the acquisition date. The contingent cash payment will be calculated by multiplying the 800,000 shares by the difference of the closing sales price of the Company's common stock one year from the closing date and $5.00. The maximum cash payment will be $800,000 [($5.00 - $4.00) x 800,000] plus $80,000 of interest. The ultimate cash payment will be ratably reduced if the price of the Company's common stock, one year from the acquisition date exceeds $5.00. No cash payment will be required if the Company's common stock is at least $5.50 per share one year from the acquisition date. The Company has the option to buy back 300,000 shares at $5.50 per share on February 1, 2000. The fair market values of the assets acquired were estimated and the purchase price of $4.0 million, representing the guaranteed value of the Company's common stock, was allocated among such assets.


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

         Intangible assets consisted of the following at June 30, 1999 (in thousands):

              Goodwill................................  $ 47,491
              Covenants not to compete................     1,673
              Other...................................       979
                                                        --------
                                                          50,143
              Less accumulated amortization...........    (6,051)
                                                        --------
                                                        $ 44,092
                                                        ========

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


4.       STOCKHOLDERS' EQUITY

         During January 1999, the Company issued 800,000 shares of its common stock as consideration for the Company's acquisition of certain contract drilling assets of Padre Industries, Inc. (See Note 2). The common stock was recorded at its guaranteed value of $5.00 per share for purposes of the transaction. The fair market value of the Company's common stock on the date of the transaction was $4.00 per share. During June 1999, the Company issued 25,776 shares of its common stock as consideration for its purchase of certain drilling equipment. The common stock was recorded at $8.0625 per share, its fair market value on the date of purchase.


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

                                                        THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                             JUNE 30,                          JUNE 30,
                                                  --------------------------------    -----------------------------
                                                      1998              1999               1998            1999
                                                  -------------     --------------    --------------    -----------
     Revenues:
           Contract drilling...............       $      45,913     $       26,718    $      100,210    $    49,175
           Oil and natural gas.............               1,717              2,020             3,903          3,368
           Drilling fluids.................               3,520              1,806             7,789          4,739
                                                  -------------     --------------    --------------    -----------
     Total operating revenues..............       $      51,150     $       30,544    $      111,902    $    57,282
                                                  =============     ==============    ==============    ===========
     Income (loss) from operations:
           Contract drilling ..............       $       3,797     $       (3,554)   $       10,974    $    (7,842)
           Oil and natural gas ............                (362)               413              (345)           281
           Drilling fluids ................                 164               (545)              857           (979)
                                                  -------------     --------------    --------------    -----------
                                                          3,599             (3,686)           11,486         (8,540)
     Net gain (loss) on sale of assets ....                 213               (139)              372            (81)
     Interest income ......................                 282                116               446            216
     Interest expense .....................              (1,266)              (973)           (2,165)        (2,026)
                                                  -------------     --------------    --------------    -----------
     Income (loss) before income taxes ....       $       2,828     $       (4,682)   $       10,139    $   (10,431)
                                                  =============     ==============    ==============    ===========


6.       RECENTLY ISSUED ACCOUNTING STANDARD

         The Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," in June 1998. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. This statement, as amended by SFAS No. 137, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The provisions of SFAS No. 133 are not expected to have a material impact to the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


LIQUIDITY AND CAPITAL RESOURCES

         As of June 30, 1999, the Company had working capital of approximately $29.2 million and cash and cash equivalents of approximately $14.9 million as compared to working capital of approximately $30.5 million and cash and cash equivalents of approximately $9.0 million as of December 31, 1998. For the six months ended June 30, 1999, the Company generated net cash from operations of approximately $14.1 million, sold property and equipment for proceeds of approximately $371,000 and received approximately $62,000 from the exercise of employee stock options. The net cash generated from operations was largely attributable to a $4.9 million net reduction in the Company's accounts receivables and a $5.7 million refund of previously paid Federal income taxes. These funds were used primarily to acquire and refurbish drilling and other related equipment of approximately $3.8 million, to fund leasehold acquisition, exploration and development of approximately $530,000 and to reduce certain notes payable by approximately $4.3 million.

         On January 27, 1999, the Company completed the acquisition of five drilling rigs and other related equipment from Padre Industries, Inc., a privately-held, non-affiliated entity based in Corpus Christi, Texas. The purchase price of approximately $4.0 million consisted of 800,000 restricted shares of the Company's common stock valued at $4.00 per share and a contingent payment based on a guarantee that the Company's common stock will be trading at $5.00 per share one year from the acquisition date. The contingent cash payment will be calculated by multiplying the 800,000 shares by the difference of the closing sales price of the Company's common stock one year from the closing date and $5.00. The maximum cash payment will be $800,000 [($5.00 - $4.00) x 800,000]
plus $80,000 of interest accrued thereon. The ultimate cash payment will be ratably reduced if the price of the Company's common stock, one year from the acquisition date exceeds $5.00. No cash payment will be required if the Company's common stock is at least $5.50 per share one year from the acquisition date. The Company has the option to buy back 300,000 shares at $5.50 per share on February 1, 2000.

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



RESULTS OF OPERATIONS

     COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998

         For the six months ended June 30, 1999, contract drilling revenues were approximately $49.2 million as compared to $100.2 million for the same period in 1998, a decrease of 51%. Average rig utilization was 34% for the six months ended June 30, 1999, as compared to 67% for the same period in 1998. Direct contract drilling expenses for the six months ended June 30, 1999 were approximately $43.1 million, or 88% of related contract drilling revenues, as compared to approximately $74.4 million, or 74% of contract drilling revenues, for the same period in 1998. The decrease in contract drilling revenues and direct contract drilling expenses was largely attributable to the 33% decrease in rig utilization as stated above. General and administrative expense for the contract drilling segment was approximately $1.8 million for the six months ended June 30, 1999 as compared to $4.1 million for the same period in 1998. The decrease in general and administrative expense was largely attributable to the Company's decision to close its administrative offices in Dallas, Abilene and Wichita Falls, Texas. The Dallas office was acquired during February 1998 in the Company's acquisition of Robertson Onshore Drilling Company and the Abilene office was acquired during June 1997 in the Company's acquisition of Wes-Tex Drilling Company. Additionally, the Company imposed a company-wide compensation reduction and certain layoffs during January 1999 in an effort to reduce its overhead costs in response to the significantly weakened economic conditions of the industry. Depreciation and amortization expense for the contract drilling segment was approximately $12.1 million for the six months ended June 30, 1999, as compared to approximately $10.7 million for the same six-month period in 1998. For the six months ended June 30, 1999, the contract drilling segment generated an operating loss of approximately $7.8 million as compared to operating income of approximately $11.0 million for the same six-month period in 1998. The decline in the contract drilling segment's operating results for the first six months in 1999 was reflective of the significantly weakened commodity prices, particularly for crude oil throughout fiscal year 1998 and the initial months of 1999, and the resulting 33% decrease in the Company's utilization rate. Notwithstanding the improvement in oil and natural gas prices over the past few months, the demand for contract drilling services, although improving, remains relatively weak. There can be no assurance that the demand for contract drilling services will increase proportionally with the current higher prices or of the duration of the higher commodity prices.

         Oil and natural gas sales revenues were approximately $2.5 million for the six months ended June 30, 1999, as compared to approximately $3.1 million in 1998. The volume of oil and natural gas sold by the Company decreased by approximately 16% for the first six months in 1999, as compared to the same six-month period in 1998. The average price per Bbl of crude oil received by the Company was $14.13 in 1999, as compared to $13.51 in 1998, and the average price per Mcf of natural gas was $1.78 in 1999, as compared to $2.16 per Mcf in 1998. General and administrative expense for the oil and natural gas segment was approximately $564,000 and $616,000 for the six months ended June 30, 1999 and 1998, respectively. Exploration costs were approximately $308,000 and $336,000 for the six months ended June 30, 1999 and 1998, respectively. Depreciation and depletion expense was approximately $1.5 million in 1999 and approximately $2.3 million in 1998. The Company incurred $790,000 of impairment costs during the first six months of 1998 associated with its oil and natural gas properties. Other revenues generated by the oil and natural gas segment, consisting primarily of well operation fees, were approximately $824,000 and $783,000 for the six-months ended June 30, 1999 and 1998, respectively. For the six months ended June 30, 1999, the oil and natural gas segment generated income from operations of approximately $281,000 as compared to a loss of approximately $345,000 for the same six-month period in 1998. The increase in the segment's operating results was largely attributable to the 5% increase in the price received for crude oil and reduced production costs on an equivalent unit basis resulting from the Company's decision to cease production efforts on marginally productive wells. Additionally, the Company incurred $790,000 of impairment costs to its oil and natural gas properties during the six months ended
June 30, 1998.

         Operating revenues from the Company's drilling fluid services were approximately $4.7 million and approximately $7.8 million for the six months ended June 30, 1999 and 1998, respectively. Operating costs incurred by the drilling fluids segment were approximately $4.2 million for the first six months June 30, 1999 as compared to costs of approximately $5.7 million in 1998. The decrease in operating margin was principally attributable to the negative impact of the significantly weakened commodity prices on the oil and natural gas industry. For the six months ended June 30, 1999, depreciation and amortization expense was $529,000 as compared to $408,000 in 1998. General and administrative expense for the drilling fluids segment was approximately $1.1 million and $788,000 for the six months ended June 30, 1999 and 1998, respectively. This increase was partially due to the addition of the administrative office in Corpus Christi, Texas acquired during September 1998 with the Company's purchase of Tejas Drilling Fluids, Inc. For the six months ended June 30, 1999, the drilling fluids segment generated a net loss from operations of approximately $979,000 as compared to net operating income of approximately $857,000 for the comparative six-month period in 1998. The net loss from operations was consistent with the decline in the segment's operating margin as discussed above and reflective of the deterioration in the industry's economic conditions.

         For the six months ended June 30, 1999, interest expense was approximately $2.0 million as compared to $2.2 million for the same period in 1998. Interest income for the first six months of 1999 was approximately $216,000 as compared to approximately $446,000 in 1998. The Company incurred a net loss on the sale of certain assets of approximately $81,000 during the six months ended June 30, 1999 versus a net gain of approximately $372,000 in 1998.

     COMPARISON OF THE FISCAL QUARTERS ENDED JUNE 30, 1999 AND 1998

         For the fiscal quarter ended June 30, 1999, contract drilling revenues were approximately $26.7 million as compared to $45.9 million for the same fiscal quarter in 1998, a decrease of 42%. Average rig utilization was 36% for the fiscal quarter ended June 30, 1999, as compared to 64% for the same fiscal quarter in 1998. Direct contract drilling costs for the fiscal quarter ended June 30, 1999 were approximately $23.2 million, or 87% of contract drilling revenues, as compared to approximately $34.3 million, or 75% of contract drilling revenues, for the same fiscal quarter in 1998. As previously discussed, the decrease in contract drilling revenues and direct contract drilling costs was due largely to the 28% decrease in rig utilization. General and administrative expense for the contract drilling segment was approximately $983,000 for the fiscal quarter ended June 30, 1999 as compared to approximately $2.2 million for the same fiscal quarter in 1998. The decrease in general and administration costs was due to the Company's decision to close certain of its administrative offices and impose a company-wide salary reduction (as discussed previously). Depreciation and amortization expense was approximately $6.0 million for the fiscal quarter ended June 30, 1999 as compared to $5.6 million for the same fiscal quarter in 1998. For the fiscal quarter ended June 30, 1999, the operating loss from the contract drilling segment was approximately $3.6 million as compared to operating income of approximately $3.8 million for the same fiscal quarter in 1998. The decrease in net operating profits from the contract drilling segment was reflective of the significantly weakened economic conditions prevalent in the industry throughout fiscal year 1998 and the first six months of 1999. Notwithstanding the improvement in oil and natural gas prices over the past few months, the demand for contract drilling services, although improving, remains relatively weak. There can be no assurance that the demand for contract drilling services will increase proportionally with the current higher prices or of the duration of the higher commodity prices.

          Oil and natural gas sales revenues were approximately $1.6 million for the three months ended June 30, 1999, as compared to approximately $1.3 million in 1998. The volume of oil and natural gas sold by the Company increased by approximately 4% for the second quarter in 1999, as compared to the same three-month period in 1998. The average price per Bbl of crude oil received by the Company was $16.50 in 1999, as compared to $13.12 in 1998, and the average price per Mcf of natural gas was $1.85 in 1999, as compared to $1.97 per Mcf in 1998. General and administrative expense for the oil and natural gas segment was approximately $306,000 for the three months ended June 30, 1999 and 1998, respectively. Exploration costs were approximately $153,000 and $168,000 for the quarters ended June 30, 1999 and 1998. Depreciation and depletion expense was approximately $753,000 in 1999, as compared to approximately $1.1 million in 1998. Other revenues generated by the oil and natural gas segment, consisting primarily of fees generated from lease operating activities, were approximately $412,000 and $393,000 for the three-months ended June 30, 1999 and 1998, respectively. For the three months ended June 30, 1999, the oil and natural gas segment generated income from operations of approximately $413,000 as compared to a loss from operations of approximately $362,000 for the same three-month period in 1998. The increase in the segment's operating results was primarily attributable to the 26% increase in the price received for crude oil, as discussed above. Additionally, the Company incurred $489,000 of impairment costs to its oil and natural gas properties during the fiscal quarter ended
June 30, 1998.

         Operating revenues from the Company's drilling fluid services were approximately $1.8 million and approximately $3.5 million for the quarters ended June 30, 1999 and 1998, respectively. Operating costs incurred by the drilling fluids segment were approximately $1.6 million for the second quarter of 1999 as compared to costs of approximately $2.8 million in 1998. The decrease in operating margin was principally attributable to the negative impact the significantly weakened commodity prices had on the oil and natural gas industry. For the three months ended June 30, 1999 depreciation and amortization expense was $240,000 as compared to $204,000 in 1998. General and administrative expense for the drilling fluids segment was approximately $501,000 and $386,000 for the three months ended June 30, 1999 and 1998, respectively. This increase was primarily due to the addition of the administrative office in Corpus Christi, Texas acquired during September 1998 with the Company's purchase of Tejas Drilling Fluids, Inc. For the fiscal quarter ended June 30, 1999, the drilling fluids segment generated a net loss from operations of approximately $545,000 as compared to net operating income of approximately $164,000 for the comparative three-month period in 1998. The net loss from operations was consistent with the decline in the segment's operating margin as discussed above and reflective of the deterioration in the industry's economic conditions.

         For the three months ended June 30, 1999, interest expense was approximately $1.0 million as compared to $1.3 million for the same period in 1998. Interest income for the second quarter of 1999 was approximately $116,000 as compared to approximately $282,000 in 1998. The Company incurred a net loss on the sale of certain assets of approximately $139,000 during the three months ended June 30, 1999 versus a net gain of approximately $213,000 for the same three month period in 1998.


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


RECENTLY ISSUED ACCOUNTING STANDARD

         The Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," in June 1998. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. This statement, as amended by SFAS No. 137, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The provisions of SFAS No. 133 are not expected to have a material impact to the Company.


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

         The Company does not expect the total cost associated with the Company's efforts to become year 2000 compliant to be material to the Company's financial position. The total amount expended on the project through June 30, 1999 was approximately $1.75 million. The Company expects to significantly reduce its level of uncertainty about year 2000 issues and, in particular, about the year 2000 compliance and readiness of its external agents. Accordingly, the Company does not deem it necessary to formally adopt a contingency plan.

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

         The foregoing disclosure constitutes "Year 2000 Readiness Disclosure" within the meaning of the Year 2000 Information and Readiness Disclosure Act.


ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company has exposure to market risk associated with the floating rate portion of the interest charged on its term loan with Norwest Bank Texas, N.A. The term loan, which matures on January 1, 2001, bears interest at LIBOR plus 2.375%. The Company's exposure to interest rate risk due to changes in LIBOR is not expected to be material and at June 30, 1999, the fair value of the obligation approximates its related carrying value because the obligation bears interest at the current market rate.

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

27.1 Financial Data Schedule as of June 30, 1999 and for the three and six months then ended.

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

(20) Incorporated by reference to Item 14, "Exhibits, Financial Statement Schedules and Reports on Form 8-K" to Form 10-K dated December 31, 1998.


     (b) REPORTS ON FORM 8-K.

         The following reports on Form 8-K were filed with the Securities and Exchange Commission during the fiscal quarter ended June 30, 1999.


    (1) Report dated May 24, 1999 announcing the resignation of the Company's Chief Financial Officer; filed June 15, 1999.

    (2) Report dated April 30, 1999 announcing the Company's results from operations for the period ended March 31, 1999; filed May 3, 1999.

                                    SIGNATURE


         In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         PATTERSON ENERGY, INC.



                                         By: /s/ Cloyce A. Talbott
                                            -----------------------------------
                                            Cloyce A. Talbott
                                            Chairman of the Board and
                                            Chief Executive Officer


                                         By: /s/ Jody Nelson
                                            -----------------------------------
                                            Jody Nelson
                                            Vice President-Finance


DATED: August 16, 1999

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