Form 10-Q
period 1999-09-30
PATTERSON ENERGY INC
filed 1999-11-15
CIK 889900

--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

     [x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1999

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

                                 Yes [x] No [ ]

As of November 12, 1999 the issuer had outstanding 32,680,678 shares of common stock, $0.01 par value, its only class of voting stock.
--------------------------------------------------------------------------------

                     PATTERSON ENERGY, INC. AND SUBSIDIARIES


                                      INDEX


                                                                                           PAGE
Report of Independent Accountants, PricewaterhouseCoopers LLP...........................     3

Part I - Financial Information

       Item 1.     Financial Statements

                   Unaudited condensed consolidated balance sheets......................     4

                   Unaudited condensed consolidated statements of operations............     6

                   Unaudited condensed consolidated statement of stockholders' equity...     7

                   Unaudited condensed consolidated statements of cash flows............     8

                   Notes to unaudited condensed consolidated financial statements.......    10

       Item 2.     Management's Discussion and Analysis of
                        Financial Condition and Results of Operations...................    13

Cautionary Statement for Purposes of the "Safe Harbor"
     Provisions of the Private Securities Litigation Reform Act of 1995.................    18

Part II - Other Information

       Item 4.     Submission of Matters to a Vote of Security Holders..................    19

       Item 6.     Exhibits and Reports on Form 8-K.....................................    20

Signatures..............................................................................    24


                        REPORT OF INDEPENDENT ACCOUNTANTS



The Board of Directors and Stockholders
of Patterson Energy, Inc.:

We have reviewed the accompanying condensed consolidated balance sheet of Patterson Energy, Inc. and its Subsidiaries as of September 30, 1999 and the related condensed consolidated statements of operations for each of the three and nine month periods ended September 30, 1999 and 1998 and the related condensed consolidated statement of stockholders' equity for the nine month period ended September 30, 1999 and the related condensed consolidated statements of cash flows for the nine month periods ended September 30, 1999 and 1998. These financial statements are the responsibility of the Company's management.

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

We previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet as of December 31, 1998 and the related consolidated statements of income and of cash flows for the year then ended (not presented herein); and in our report dated March 1, 1999, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1998, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.


/s/ PricewaterhouseCoopers LLP



Dallas, Texas
November 12, 1999

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


                     PATTERSON ENERGY, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                     ASSETS




                                                                                                    (Unaudited)
                                                                                  December 31,      September 30,
                                                                                     1998               1999
                                                                                  ------------      -------------
                                                                                          (in thousands)
Current assets:
    Cash and cash equivalents...................................................    $  8,986           $ 10,582
    Accounts receivable:
       Trade, less allowance for doubtful accounts of $417,519 and
        $492,519 at December 31, 1998 and September 30, 1999,
        respectively............................................................      28,616             28,325
       Oil and natural gas sales................................................         426                825
    Costs of uncompleted drilling contracts in
       excess of related billings...............................................         100              1,063
    Accrued Federal income taxes receivable.....................................       8,400              1,247
    Inventory...................................................................       1,283              1,173
    Deferred income taxes.......................................................       1,568              1,568
    Undeveloped oil and natural gas properties held for resale..................       3,214              4,981
    Other current assets........................................................         890              1,634
                                                                                   ---------          ---------
        Total current assets....................................................      53,483             51,398
Property and equipment, at cost, net............................................     136,677            131,142
Intangible assets, net..........................................................      45,875             43,025
Other assets....................................................................         570                993
                                                                                   ---------          ---------
        Total assets............................................................   $ 236,605          $ 226,558
                                                                                   =========          =========





              The accompanying notes are an integral part of these
             unaudited condensed consolidated financial statements.
                                   (continued)

                     PATTERSON ENERGY, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS - CONTINUED


                      LIABILITIES AND STOCKHOLDERS' EQUITY




                                                                                                  (Unaudited)
                                                                              December 31,        September 30,
                                                                                  1998                1999
                                                                              ------------        -------------
                                                                                      (in thousands)
Current liabilities:
    Current maturities of note payable ....................................     $  8,571           $  8,571
    Accounts payable:
       Trade ..............................................................        9,748             14,598
       Revenue distribution ...............................................        1,390              2,336
       Other ..............................................................           73                211
    Accrued expenses ......................................................        3,170              4,347
                                                                                --------           --------
        Total current liabilities .........................................       22,952             30,063
                                                                                --------           --------

Deferred income taxes, net ................................................        9,566              3,404
Deferred liabilities ......................................................           92                 72
Note payable, less current maturities .....................................       47,143             40,714
                                                                                --------           --------
                                                                                  56,801             44,190
                                                                                --------           --------

Commitments and contingencies .............................................           --                 --

Stockholders' equity:
    Preferred stock, par value $.01; authorized 1,000,000 shares,
      no shares issued ....................................................           --                 --
    Common stock, par value $.01; authorized 50,000,000 shares with 31,671,132 and 32,672,778 issued and outstanding
      at December 31, 1998 and September 30, 1999, respectively ...........          317                327
   Additional paid-in capital .............................................      112,544            117,346
   Retained earnings ......................................................       43,991             34,632
                                                                                --------           --------
        Total stockholders' equity ........................................      156,852            152,305
                                                                                --------           --------
        Total liabilities and stockholders' equity ........................     $236,605           $226,558
                                                                                ========           ========




              The accompanying notes are an integral part of these
             unaudited condensed consolidated financial statements.

                     PATTERSON ENERGY, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                       Three Months Ended            Nine Months Ended
                                                                          September 30,                September 30,
                                                                    ------------------------      ------------------------
                                                                      1998           1999           1998           1999
                                                                    ---------      ---------      ---------      ---------
                                                                             (in thousands, except per share data)
Operating revenues:
    Drilling ..................................................     $  37,704      $  34,579      $ 137,914      $  83,754
    Drilling fluids ...........................................         2,900          2,722         10,689          7,461
    Oil and natural gas sales .................................         1,289          2,075          4,409          4,619
    Well operation fees .......................................           363            388          1,098          1,125
    Other .....................................................             2             48             50            135
                                                                    ---------      ---------      ---------      ---------
                                                                       42,258         39,812        154,160         97,094
                                                                    ---------      ---------      ---------      ---------
Operating costs and expenses:
    Direct drilling costs .....................................        30,423         30,513        104,834         73,646
    Drilling fluids ...........................................         2,274          2,278          8,017          6,428
    Lease operating and production ............................           419            411          1,364          1,088
    Impairment of oil and natural gas
       properties .............................................           300             --          1,089             --
    Exploration costs .........................................           166            151            503            459
    Dry holes and abandonments ................................            --             --            123             41
    Depreciation, depletion and
       amortization ...........................................         7,441          7,295         20,060         21,421
    General and administrative expense ........................         1,487          1,868          7,029          5,295
                                                                    ---------      ---------      ---------      ---------
                                                                       42,510         42,516        143,019        108,378
                                                                    ---------      ---------      ---------      ---------
Operating income (loss) .......................................          (252)        (2,704)        11,141        (11,284)
                                                                    ---------      ---------      ---------      ---------
Other income (expense):
    Net gain (loss) on sale of assets .........................           267             54            639            (27)
    Interest income ...........................................           200            132            646            348
    Interest expense ..........................................        (1,195)          (968)        (3,360)        (2,994)
    Other .....................................................            59              4            152             44
                                                                    ---------      ---------      ---------      ---------
                                                                         (669)          (778)        (1,923)        (2,629)
                                                                    ---------      ---------      ---------      ---------
Income (loss) before income taxes .............................          (921)        (3,482)         9,218        (13,913)
                                                                    ---------      ---------      ---------      ---------
Income tax expense (benefit):
    Current ...................................................        (1,064)         4,714            786          1,608
    Deferred ..................................................           672         (5,842)         2,707         (6,162)
                                                                    ---------      ---------      ---------      ---------
                                                                         (392)        (1,128)         3,493         (4,554)
                                                                    ---------      ---------      ---------      ---------
Net income (loss) .............................................     $    (529)     $  (2,354)     $   5,725      $  (9,359)
                                                                    =========      =========      =========      =========
Net income (loss) per common share:
    Basic .....................................................     $   (0.02)     $   (0.07)     $    0.18      $   (0.29)
                                                                    =========      =========      =========      =========
    Diluted ...................................................     $   (0.02)     $   (0.07)     $    0.18      $   (0.29)
                                                                    =========      =========      =========      =========

Weighted average number of common shares outstanding:
    Basic .....................................................        31,671         32,527         31,636         32,452
                                                                    =========      =========      =========      =========
    Diluted ...................................................        31,671         32,527         31,910         32,452
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

                     PATTERSON ENERGY, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                   (Unaudited)
                                 (in thousands)

                                                    Common Stock
                                              -----------------------     Additional
                                                Number                     paid-in      Retained
                                              of shares      Amount        capital      earnings         Total
                                              ---------     ---------     ---------     ---------      ---------
Balance, December 31, 1998 ..............        31,671     $     317     $ 112,544     $  43,991      $ 156,852
Issuances of common stock ...............           826             8         4,200            --          4,208
Exercise of  stock options ..............           176             2           602            --            604
Net loss ................................            --            --            --        (9,359)        (9,359)
                                              ---------     ---------     ---------     ---------      ---------
Balance, September 30, 1999 .............        32,673     $     327     $ 117,346     $  34,632      $ 152,305
                                              =========     =========     =========     =========      =========


              The accompanying notes are an integral part of these
             unaudited condensed consolidated financial statements.

                     PATTERSON ENERGY, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                           Nine Months Ended September 30,
                                                                           -------------------------------
                                                                              1998               1999
                                                                           -----------      --------------
                                                                                   (in thousands)
Cash flows from operating activities:
     Net income (loss) ....................................................     $  5,725      $ (9,359)
     Adjustments to reconcile net income (loss) to net cash from operating activities:
     Depreciation, depletion and amortization .............................       20,060        21,421
     Impairment of oil and natural gas properties .........................        1,089            --
     Net (gain) loss on sale of assets ....................................         (639)           27
     Deferred income tax expense (benefit) ................................        2,707        (6,162)
     Decrease in deferred compensation liabilities ........................         (493)          (20)
        Change in operating assets and liabilities:
          Decrease in trade accounts receivable ...........................        9,196           291
          Increase in oil and natural gas sales receivables ...............         (106)         (399)
          Decrease in accrued Federal income taxes receivable .............           --         7,235
          (Increase) decrease in inventory held for resale ................         (973)          110
          Increase in undeveloped oil and natural gas
              properties held for resale ..................................       (1,588)       (1,767)
          Increase in uncompleted drilling contracts ......................           --          (963)
          Increase in other current assets ................................       (4,197)         (744)
          Increase in trade accounts payable ..............................        1,813         4,850
          Increase (decrease) in revenue distribution payable .............       (1,416)          946
          Increase (decrease) in accrued expenses .........................         (428)        1,177
          Decrease in accrued state and Federal income taxes payable ......       (4,204)           --
          Increase (decrease) in other current payables ...................       (1,377)          138
                                                                                --------      --------
              Net cash provided by operating activities ...................       25,169        16,781
                                                                                --------      --------
Cash flows from investing activities:
     Net sales of investment securities ...................................          566            --
     Acquisitions .........................................................      (45,453)           --
     Purchases of property and equipment ..................................      (28,692)       (9,703)
     Sale of property and equipment .......................................          639           766
     Change in other assets ...............................................          474          (423)
                                                                                --------      --------
              Net cash used in investing activities .......................      (72,466)       (9,360)
                                                                                --------      --------
Cash flows from financing activities:
     Proceeds from note payable ...........................................       40,150            --
     Payments of note payable .............................................       (5,542)       (6,429)
     Proceeds from exercise of stock options ..............................          299           604
                                                                                --------      --------
              Net cash provided by (used in) financing activities .........       34,907        (5,825)
                                                                                --------      --------
              Net (decrease) increase in cash and cash equivalents ........      (12,390)        1,596
Cash and cash equivalents at beginning of period ..........................       23,338         8,986
                                                                                --------      --------
Cash and cash equivalents at end of period ................................     $ 10,948      $ 10,582
                                                                                ========      ========
Supplemental disclosure of cash flow information:
   Cash paid during the period for:
     Interest .............................................................     $  3,360      $  2,994
     Income taxes .........................................................        8,000            --





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

         The Company provides a dual presentation of its earnings per share; Basic Earnings per Share ("Basic EPS") and Diluted Earnings per Share ("Diluted EPS"). Basic EPS is based on the weighted average number of shares outstanding during the year. Diluted EPS includes common stock equivalents, which are dilutive to earnings per share. For the three months ended September 30, 1998, dilutive securities of approximately 377,000 shares were excluded for the calculation of Diluted EPS due to the Company's net loss for the three-month period. For the nine months ended September 30, 1998, dilutive securities of approximately 274,000 shares were included in the calculation of Diluted EPS. For the three and nine months ended September 30, 1999, dilutive securities of approximately 1.3 million shares and 1.2 million shares, respectively, were excluded from the calculation of Diluted EPS due to the Company's net loss for each of the respective periods.

         The results of operations for the three and nine months ended September 30, 1999, are not necessarily indicative of the results to be expected for the full year.

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

         Intangible assets consisted of the following at September 30, 1999 (in thousands):

             Goodwill........................................    $  47,300
             Covenants not to compete........................        1,673
             Other...........................................          979
                                                                 ---------
                                                                    49,952
             Less accumulated amortization...................       (6,927)
                                                                 ---------
                                                                 $  43,025
                                                                 =========


         Management continually reviews the carrying amounts of intangible assets for recoverability based on the anticipated undiscounted cash flows of the assets to which it relates. The Company considers operating results, trends and prospects of the Company, as well as competitive comparisons. The Company also takes into consideration competition within the industry and any other events or circumstances which might indicate potential impairment. If intangible assets are determined to not be recoverable an impairment charge will be recognized to the extent that the carrying value of the related assets, including intangible assets, exceeds the estimated fair value.

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



                                   (continued)

                             PATTERSON ENERGY, INC.
   NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


5.       BUSINESS SEGMENTS

         The Company conducts its business through three distinct operating activities: contract drilling of oil and natural gas wells, oil and natural gas exploration, development, acquisition and production and, providing drilling fluid services to operators in the oil and natural gas industry. Separate financial data for each of the Company's three business segments is provided below.

                                                  Three Months Ended             Nine Months Ended
                                                      September 30,                 September 30,
                                                ------------------------      ------------------------
                                                   1998           1999          1998           1999
                                                ---------      ---------      ---------      ---------
                                                                   (in thousands)
Revenues:
    Contract drilling .....................     $  37,704      $  34,579      $ 137,914      $  83,754
    Oil and natural gas ...................         1,654          2,511          5,557          5,879
    Drilling fluids .......................         2,900          2,722         10,689          7,461
                                                ---------      ---------      ---------      ---------
Total operating revenues ..................     $  42,258      $  39,812      $ 154,160      $  97,094
                                                =========      =========      =========      =========
Income (loss) from operations:
    Contract drilling .....................     $     794      $  (3,096)     $  12,014      $ (10,939)
    Oil and natural gas ...................          (961)           739         (1,385)         1,021
    Drilling fluids .......................           (26)          (343)           664         (1,322)
                                                ---------      ---------      ---------      ---------
                                                     (193)        (2,700)        11,293        (11,240)
Net gain (loss) on sale of assets .........           267             54            639            (27)
Interest income ...........................           200            132            646            348
Interest expense ..........................        (1,195)          (968)        (3,360)        (2,994)
                                                ---------      ---------      ---------      ---------
Income (loss) before income taxes .........     $    (921)     $  (3,482)     $   9,218      $ (13,913)
                                                =========      =========      =========      =========


6.       RECENTLY ISSUED ACCOUNTING STANDARDS

         The Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," in June 1998. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. This statement, as amended by SFAS No. 137 is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The provisions of SFAS No. 133 are not expected to have a material impact to the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


LIQUIDITY AND CAPITAL RESOURCES

         As of September 30, 1999, the Company had working capital of approximately $21.3 million and cash and cash equivalents of approximately $10.6 million as compared to working capital of approximately $30.5 million and cash and cash equivalents of approximately $9.0 million as of December 31, 1998. For the nine months ended September 30, 1999, the Company generated net cash from operations of approximately $16.8 million, sold property and equipment for proceeds of approximately $766,000 and received approximately $604,000 from the exercise of employee stock options. The net cash generated from operations was largely attributable to a $7.2 million net reduction in the Company's current receivables and a $7.1 million net increase in the Company's current payables. These funds were used primarily to acquire and refurbish drilling and other related equipment of approximately $8.2 million, to fund leasehold acquisition, exploration and development of approximately $1.5 million and to reduce certain notes payable by approximately $6.4 million.

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

         At September 30, 1999, the Company was in violation of the Cash Flow Coverage covenant contained in its credit agreement with Norwest Bank Texas, N.A. The Company obtained a waiver of such violation as of September 30, 1999.

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


RESULTS OF OPERATIONS

     COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

         For the nine months ended September 30, 1999, contract drilling revenues were approximately $83.8 million as compared to $137.9 million for the same period in 1998, a decrease of 39%. Average rig utilization was 39% for the nine months ended September 30, 1999, as compared to 61% for the same period in 1998. Direct contract drilling expenses for the nine months ended September 30, 1999 were approximately $73.6 million, or 88% of related contract drilling revenues, as compared to approximately $104.8 million, or 76% of contract drilling revenues, for the same period in 1998. The decrease in contract drilling revenues and direct contract drilling expenses was largely attributable to the 36% decrease in rig utilization and commodity prices, as stated above. General and administrative expense for the contract drilling segment was approximately $2.8 million for the nine months ended September 30, 1999 as compared to $4.7 million for the same period in 1998. The decrease in general and administrative expense was largely attributable to the Company's decision to close its administrative offices in Dallas, Abilene and Wichita Falls, Texas. The Dallas office was acquired during February 1998 in the Company's acquisition of Robertson Onshore Drilling Company and the Abilene office was acquired during September 1997 in the Company's acquisition of Wes-Tex Drilling Company. Additionally, the Company imposed a company-wide compensation reduction and certain layoffs during January and February 1999 in an effort to reduce its overhead costs in response to the significantly weakened economic conditions of the industry. Depreciation and amortization expense for the contract drilling segment was approximately $18.2 million for the nine months ended September 30, 1999, as compared to approximately $16.4 million for the same nine-month period in 1998. For the nine months ended September 30, 1999, the contract drilling segment generated an operating loss of approximately $10.9 million as compared to operating income of approximately $12.0 million for the same nine-month period in 1998. The decline in the contract drilling segment's operating results was reflective of reduced pricing in the Company's contract services caused by significantly weakened commodity prices, particularly for crude oil throughout fiscal year 1998 and the initial months of 1999, and the resulting 36% decrease in the Company's utilization rate. Notwithstanding the recent improvement in oil and natural gas prices, there can be no assurance that the demand for contract drilling services will increase proportionally with the current higher commodity prices or of the duration of the higher commodity prices.

         Oil and natural gas sales revenues were approximately $4.6 million for the nine months ended September 30, 1999, as compared to approximately $4.4 million in 1998. The volume of oil and natural gas sold by the Company decreased by approximately 9% in the first nine months of 1999, as compared to the same nine-month period in 1998. The average price per Bbl of crude oil received by the Company was $16.06 in 1999, as compared to $12.93 in 1998, and the average price per Mcf of natural gas was $2.05 in 1999, as compared to $2.07 per Mcf in 1998. General and administrative expense for the oil and natural gas segment was approximately $847,000 and $976,000 for the nine months ended September 30, 1999 and 1998, respectively. Exploration costs were approximately $459,000 and $503,000 for the nine months ended September 30, 1999 and 1998, respectively. Depreciation and depletion expense was approximately $2.4 million in 1999 and $3.0 million in 1998. Additionally, during 1998 the Company incurred approximately $1.1 million of impairment costs associated with its oil and natural gas properties. Other revenues generated by the oil and natural gas segment, consisting primarily of well operation fees, were approximately $1.3 million and $1.1 million for the nine months ended September 30, 1999 and 1998, respectively. For the nine months ended September 30, 1999, the oil and natural gas segment generated income from operations of approximately $1.0 million as compared to a loss of approximately $1.4 million for the same nine-month period in 1998. The increase in the segment's operating results was largely attributable to the 24% increase in the price received for crude oil and reduced production costs, on an equivalent unit basis, resulting from the Company's decision to cease production efforts on marginally productive wells and, as discussed above, the Company incurred $1.1 million of impairment costs to its oil and natural gas properties during the nine months ended September 30, 1998.

         Operating revenues from the Company's drilling fluid services were approximately $7.5 million and $10.7 million for the nine months ended September 30, 1999 and 1998, respectively. Operating costs incurred by the drilling fluids segment were approximately $6.4 million for the first nine months September 30, 1999 as compared to costs of approximately $8.0 million in 1998. For the nine months ended September 30, 1999, depreciation and amortization expense was $786,000 as compared to $630,000 in 1998. General and administrative expense for the drilling fluids segment was approximately $1.6 million and $1.4 million for the nine months ended September 30, 1999 and 1998, respectively. This increase was partially due to the addition of the administrative office in Corpus Christi, Texas acquired during September 1998 with the Company's purchase of Tejas Drilling Fluids, Inc. For the nine months ended September 30, 1999, the drilling fluids segment generated a net loss from operations of approximately $1.3 million as compared to net operating income of approximately $664,000 for the comparative nine-month period in 1998. The net loss from operations was consistent with the decline in the segment's operating revenues and expenses as discussed above and reflective of the deterioration in the industry's economic conditions.

         For the nine months ended September 30, 1999, interest expense was approximately $3.0 million as compared to $3.4 million for the same period in 1998. Interest income for the first nine months of 1999 was approximately $348,000 as compared to approximately $646,000 in 1998. The Company incurred a net loss on the sale of certain assets of approximately $27,000 during the nine months ended September 30, 1999 versus a net gain of approximately $639,000 in 1998.

     COMPARISON OF THE FISCAL QUARTERS ENDED SEPTEMBER 30, 1999 AND 1998

         For the fiscal quarter ended September 30, 1999, contract drilling revenues were approximately $34.6 million as compared to $37.7 million for the same fiscal quarter in 1998, a decrease of 8%. Average rig utilization was 50% for the fiscal quarters ended September 30, 1999 and 1998. Direct contract drilling costs for the fiscal quarter ended September 30, 1999 were approximately $30.5 million, or 88% of contract drilling revenues, as compared to approximately $30.4 million, or 81% of contract drilling revenues, for the same fiscal quarter in 1998. Additional operating costs incurred during July and August 1999 as the Company's rig utilization rate increased from 36% in June 1999 to approximately 51% in August 1999 further contributed to the segment's weakened operating margin. General and administrative expense for the contract drilling segment was approximately $1.0 million for the fiscal quarter ended September 30, 1999 as compared to approximately $787,000 for the same fiscal quarter in 1998. Depreciation and amortization expense was approximately $6.1 million for the fiscal quarter ended September 30, 1999 as compared to $5.7 million for the same fiscal quarter in 1998. For the fiscal quarter ended September 30, 1999, the operating loss from the contract drilling segment was approximately $3.1 million as compared to operating income of approximately $794,000 for the same fiscal quarter in 1998. The decrease in net operating profits from the contract drilling segment was reflective of the significantly weakened economic conditions prevalent in the industry throughout fiscal year 1998 and the first few months of 1999 and the resulting downward pressure on pricing for the Company's services. Notwithstanding the recent improvement in oil and natural gas prices, there can be no assurance that the demand for contract drilling services will increase proportionally with the current higher commodity prices or of the duration of the higher commodity prices.

          Oil and natural gas sales revenues were approximately $2.1 million for the three months ended September 30, 1999, as compared to approximately $1.3 million in 1998. The volume of oil and natural gas sold by the Company increased by approximately 7% for the second quarter in 1999, as compared to the same three-month period in 1998. The average price per Bbl of crude oil received by the Company was $19.68 in 1999, as compared to $11.64 in 1998, and the average price per Mcf of natural gas was $2.42 in 1999, as compared to $1.91 per Mcf in 1998. General and administrative expense for the oil and natural gas segment was approximately $283,000 for the three months ended September 30, 1999 and approximately $281,000 for the three months ended September 30, 1998. Exploration costs were approximately $151,000 and $166,000 for the quarters ended September 30, 1999 and 1998, respectively. Depreciation and depletion expense was approximately $927,000 in 1999, as compared to approximately $1.5 million in 1998. The Company incurred approximately $300,000 of impairment costs to its oil and natural gas properties during the third fiscal quarter of 1998. Other revenues generated by the oil and natural gas segment, consisting primarily of fees generated from lease operating activities, were approximately $436,000 and $365,000 for the three-months ended September 30, 1999 and 1998, respectively. For the three months ended September 30, 1999, the oil and natural gas segment generated operating income of approximately $739,000 as compared to a loss from operations of approximately $961,000 for the same three-month period in 1998. The increase in the segment's operating results was primarily attributable to the 69% increase in the price received for crude oil and, as discussed above, the Company incurred approximately $300,000 of impairment costs to its oil and natural gas properties during the fiscal quarter ended September 30, 1998.

         Operating revenues from the Company's drilling fluid services were approximately $2.7 million and approximately $2.9 million for the quarters ended September 30, 1999 and 1998, respectively. Operating costs incurred by the drilling fluids segment were approximately $2.3 million for each of the quarters ended September 30, 1999 and 1998. For the three months ended September 30, 1999 depreciation and amortization expense was $257,000 as compared to $222,000 in 1998. General and administrative expense for the drilling fluids segment was approximately $537,000 and $419,000 for the three months ended September 30, 1999 and 1998, respectively. This increase was primarily due to the addition of the administrative office in Corpus Christi, Texas acquired during September 1998 with the Company's purchase of Tejas Drilling Fluids, Inc. For the fiscal quarter ended September 30, 1999, the drilling fluids segment generated a net loss from operations of approximately $343,000 as compared to a net operating loss of approximately $26,000 for the comparative three-month period in 1998.

         For the three months ended September 30, 1999, interest expense was approximately $968,000 as compared to $1.2 million for the same period in 1998. Interest income for the second quarter of 1999 was approximately $132,000 as compared to approximately $200,000 in 1998. The Company incurred a net gain on the sale of certain assets of approximately $54,000 during the three months ended September 30, 1999 versus a net gain of approximately $267,000 for the same three month period in 1998.


VOLATILITY OF OIL AND NATURAL GAS PRICES AND ITS IMPACT ON OPERATIONS

         The Company's revenue, profitability and future rate of growth are substantially dependent upon prevailing prices for oil and natural gas, both with respect to its contract drilling and its oil and natural gas segments. Historically, oil and natural gas prices and markets have been extremely volatile. Prices are affected by market supply and demand factors as well as actions of state and local agencies, the United States and foreign governments and international cartels. All of these are beyond the control of the Company. Any significant or extended decline in oil and/or natural gas prices will have a material adverse effect on the Company's financial condition and results of operations. Low level commodity prices beginning in the fourth quarter of 1997 and continuing into mid-1999 have adversely impacted the Company's operations. Although there has been significant improvement in oil and natural gas prices since mid-1999, Patterson expects oil and natural gas prices to continue to be volatile and therefore to affect the financial condition and operations of Patterson and its ability to access capital.

IMPACT OF INFLATION

         The Company believes that inflation will not have a significant impact on its financial position.


RECENTLY ISSUED ACCOUNTING STANDARDS

         The Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" in September 1998. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. This statement, as amended by SFAS No. 137, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The provisions of SFAS No. 133 are not expected to have a material impact to the Company.


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

         The Company does not expect the total cost associated with the Company's efforts to become year 2000 compliant to be material to the Company's financial position. The total amount expended on the project through September 30, 1999 was approximately $1.75 million. The Company expects to significantly reduce its level of uncertainty about year 2000 issues and, in particular, about the year 2000 compliance and readiness of its external agents. Accordingly, the Company does not deem it necessary to formally adopt a contingency plan.

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

         The foregoing disclosure constitutes "Year 2000 Readiness Disclosure" within the meaning of the Year 2000 Information and Readiness Disclosure Act.


ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company has exposure to market risk associated with the floating rate portion of the interest charged on its term loan with Norwest Bank Texas, N.A. The term loan, which matures on January 1, 2001, bears interest at LIBOR plus 2.375%. The Company's exposure to interest rate risk due to changes in LIBOR is not expected to be material. At September 30, 1999, The fair value of the obligation approximates its related carrying value because the obligation bears interest at the current market rate.

                                 ---------------

    CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE
                PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

         "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Item 2 of this Report contains forward-looking statements which are made pursuant to the "safe harbor" provisions of The Private Securities Litigation Reform Act of 1995. These statements include, without limitation, statements relating to: liquidity; financing of operations; continued volatility of oil and natural gas prices; source and sufficiency of funds required for immediate capital needs and additional rig acquisitions (if further opportunities arise); and such other matters. The words "believes," "plans," "intends," "expects," "expected," "estimates" or "budgeted" and similar expressions identify forward-looking statements. The forward-looking statements are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions, expected future developments and other factors it believes are appropriate in the circumstances. The Company does not undertake to update, revise or correct any of the forward-looking information. Factors that could cause actual results to differ materially from the Company's expectations expressed in the forward-looking statements include, but are not limited to, the following: intense competition in the contract drilling industry; fall of oil and natural gas prices; continued adverse market conditions for contract drilling services; drill-pipe shortages; labor shortages, primarily qualified drilling rig personnel; insurance coverage limitations and requirements; inability to acquire additional drilling rigs on terms favorable to the Company and the loss of key personnel, particularly Cloyce A. Talbott and A. Glenn Patterson, the Chairman and Chief Executive Officer and the President and Chief Operating Officer of the Company, respectively. For a more complete explanation of these various factors and others, see "Cautionary Statement for Purposes of the 'Safe Harbor' Provisions of the Private Securities Litigation Reform Act of 1995" included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998, beginning on page 13.


                                 ---------------

                           PART II - OTHER INFORMATION


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company held its Annual Meeting of Stockholders on July 1, 1999. The following table sets forth certain information relating to each of the matters voted upon at the meeting.


                                                                                      VOTES
                                                               ----------------------------------------------------
                                                                                              WITHHELD/    BROKER
            MATTERS VOTED UPON                                    FOR          AGAINST        ABSTAIN     NON-VOTES
            ------------------                                 ----------      -------        -------     ---------
1.  Ratification of PricewaterhouseCoopers LLP
        as the independent auditors for the
        Company for the fiscal year ended
        December 31, 1999..................................... 28,907,058       34,644         55,387         --

2.   Election of the following persons to the
        Company's Board of Directors:
          Cloyce A. Talbott................................... 28,231,694         --          765,395         --
          A. Glenn Patterson.................................. 28,232,785         --          764,304         --
          Robert L. Gist...................................... 28,233,484         --          763,605         --
          Spencer A. Armour, III.............................. 28,137,284         --          859,805         --
          Vincent A. Rossi, Jr................................ 28,260,682         --          736,407         --

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

3.1.1    Restated Certificate of Amendment to the Certificate of Incorporation.
         (9)

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

10.8     Form of Drilling Bid Proposal and Footage Drilling Contract. (17)

10.9     Form of Turnkey Drilling Agreement. (17)

15.1     Awareness Letter of Independent Accountants - PricewaterhouseCoopers
         LLP

21.1     Subsidiaries of the registrant. (18)

27.1 Financial Data Schedule as of September 30, 1999 and for the three and nine months then ended.

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

(20) Incorporated by reference to Item 14, "Exhibits, Financial Statement Schedules and Reports on Form 8-K" to Form 10-K dated December 31, 1998.


   (b)   Reports on Form 8-K.

                  No reports on Form 8-K were filed with the Securities and Exchange Commission during the fiscal quarter ended September 30, 1999.

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


                                             PATTERSON ENERGY, INC.



                                             By: /s/ CLOYCE A. TALBOTT
                                                 ------------------------------
                                                 Cloyce A. Talbott
                                                 Chairman of the Board and
                                                 Chief Executive Officer


                                             By: /s/ JONATHAN D. NELSON
                                                 ------------------------------
                                                 Jonathan D. Nelson
                                                 Vice President-Finance
                                                 Chief Financial Officer

DATED: November 15, 1999

                                  Exhibit Index


     EXHIBIT NO.                     DESCRIPTION
     -----------                     -----------
         15.1     Awareness Letter of Independent Accountants,
                  PricewaterhouseCoopers LLP

         27.1 Financial Data Schedule as of September 30, 1999 and for the three and nine months ended September 30, 1999.