Form 10-K405
period 1999-12-31
PATTERSON ENERGY INC
filed 2000-03-29
CIK 889900

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ---------------------

                                   FORM 10-K
                             ---------------------

(MARK ONE)
[X]ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of the Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of March 24, 2000 was $934,494,274, based upon the average bid and asked prices of $28.50 and $30.50, respectively, on the Nasdaq National Market.

     As of March 24, 2000, the registrant had outstanding 32,694,940 shares of common stock, $.01 par Value, its only class of voting stock.

                       DOCUMENT INCORPORATED BY REFERENCE

     Parts of the following document are incorporated by reference into Part III of this Annual Report on Form 10-K: Definitive Proxy Statement for the registrant's 2000 Annual Meeting of Stockholders.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

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

                         ------------------------------

ITEMS 1 AND 2. BUSINESS AND PROPERTIES.

OVERVIEW

     Patterson is one of the leading providers of domestic land drilling services to major and independent oil and natural gas companies. Formed in 1978 and reincorporated in 1993 as a Delaware corporation, the Company focuses its operations in Texas, New Mexico, Oklahoma, Louisiana and Utah. The Company currently has a drilling fleet of 119 drilling rigs, 114 of which are currently operable. The Company is also engaged in the development, exploration, acquisition and production of oil and natural gas and provides contract drilling fluid services to other oil and natural gas operators.

     CONTRACT DRILLING OPERATIONS. The Company has established a reputation for reliable, high quality drilling equipment and well-trained crews. The Company continually seeks to modify and upgrade its equipment to maximize the performance and capabilities of its drilling rig fleet, which the Company believes provides it with a competitive advantage. Additionally, the Company has the in-house capability to design, manufacture, repair and modify its drilling rigs. Of the Company's drilling rigs, 67 are capable of drilling to depths of 12,000 feet and greater, including 25 that are capable of drilling to 15,000 feet and greater. During the fiscal year ended December 31, 1999, the Company drilled 842 wells for 189 non-affiliated customers maintaining an average utilization rate of 45%.

     Over the past six years, the Company's operations have expanded significantly through a series of acquisitions. Since 1993, the Company has increased its contract drilling fleet by 106 drilling rigs. From 1993 (prior to giving effect to the 1996 merger with Tucker Drilling Company, Inc. which was treated as a pooling of interests for financial accounting purposes) through 1999, the Company's consolidated operating revenues increased from $25.0 million to $151.5 million.

     OIL AND NATURAL GAS OPERATIONS. The Company's oil and natural gas activities are designed to complement its land drilling operations and diversify the Company's overall business strategy. These activities are primarily focused in mature producing regions in the Permian Basin and South Texas. Oil and natural gas operations comprised approximately 6% of the Company's consolidated operating revenues for the year ended

December 31, 1999. At December 31, 1999, the Company's proved developed reserves were approximately 1.9 million BOE and had a present value (discounted at 10% before income taxes) of estimated future net revenues of approximately $17.2 million. For the year ended December 31, 1999, the Company incurred an approximate $275,000 impairment charge to its oil and natural gas properties which was primarily attributable to a change in the respective reserve estimate.

     The Company's business strategy for its oil and natural gas operations is to increase its oil and natural gas reserves primarily through developmental and exploratory drilling in producing areas. Although Patterson from time to time will participate through a working interest in exploratory drilling, the focus of the Company's drilling activities for the foreseeable future will be exploration and development drilling in the Permian Basin of West Texas and Southeastern New Mexico and in South Texas.

     DRILLING FLUID OPERATIONS. The Company also provides contract drilling fluid services to numerous operators in the oil and natural gas industry. Operating revenues derived from these activities constitute approximately 8% of the Company's consolidated operating revenues. Patterson believes that these contract services integrate well with its other core operating activities. The drilling fluid operations were added by the Company with its acquisition of Lone Star Mud, Inc. during January 1998 and Tejas Drilling Fluids, Inc. in September 1998.

     The Company's corporate headquarters are located at 4510 Lamesa Highway, Snyder, Texas, and its telephone number at that address is (915) 573-1104. The Company also has small offices in Austin, Houston, Midland, San Angelo, Corpus Christi, LaGrange and Kilgore, Texas, Hobbs, New Mexico, Vernal, Utah, and Oklahoma City, Oklahoma and twelve yard facilities variously located in its areas of operations.

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

     CONTINUED GROWTH THROUGH ACQUISITION. The Company believes that attractive acquisition opportunities continue to exist to further expand its drilling rig fleet in its core geographic operating areas as well as into other areas. Following an acquisition, the Company refurbishes the acquired drilling rigs to the Company's standards of quality and dependability.

     EFFICIENT OPERATIONS. Based on publicly available information, the Company believes that it had one of the most competitive ratios of EBITDA to revenues in the U.S. land drilling industry during 1999. The Company has produced these results from the combination of providing premium contract drilling services and operating under an efficient cost structure. In addition, the Company has achieved cost reductions and efficiencies through acquisition related synergies. Furthermore, the Company uses its fleet of trucks and trailers to rig down, transport and rig up its drilling rigs, which further increases efficiency by reducing the time and costs associated with these ancillary operations.

RECENT ACQUISITION

     On January 27, 1999, the Company completed the acquisition of five drilling rigs and other related equipment from a privately held, non-affiliated entity based in Corpus Christi, Texas. The purchase price consisted of 800,000 shares of the Company's stock at a guaranteed value of $5.00 per share. As part of the acquisition agreement, the Company had the option exercisable on February 1, 2000 to buy back 300,000 of the 800,000 shares at $5.50 per share. The Company exercised the option on February 1, 2000. The fair market value of the drilling rigs and related equipment was estimated and the purchase price of $4.0 million, representing the guaranteed value of the Company's common stock, was allocated among such assets.

INDUSTRY SEGMENTS

     The Company's revenues, operating profits and identifiable operating assets are primarily attributable to three industry segments: (i) contract drilling,
(ii) oil and natural gas exploration, development, acquisition and production and (iii) contract drilling fluid services. The contract drilling segment operated at a profit during the years ended December 31, 1997 and December 31, 1998 and at a loss for the year ended December 31, 1999. The oil and natural gas segment operated at a profit for the years ended December 31, 1997 and 1999 and at a loss for the year ended December 31, 1998. The drilling fluids segment generated an operating profit for the year ended December 31, 1998 and an operating loss for the year ended December 31, 1999. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and
Note 14 of Notes to Consolidated Financial Statements included as a part of Items 7 and 8, respectively, of this Report for financial information pertaining to these industry segments.

CONTRACT DRILLING OPERATIONS

     GENERAL. The Company markets its contract drilling services to major oil companies and independent oil and natural gas producers. The Company owns 119 drilling rigs, 114 of which are currently operable. Currently, 90 of the operable drilling rigs are based in Texas (53 in west Texas, 22 in south Texas, 11 in east Texas and four in north Texas), 10 are based in New Mexico, four in Oklahoma, four in Louisiana, three in Utah, two in Mississippi and one in Alabama. The drilling rigs have rated maximum depth capabilities ranging from 8,000 feet to 25,000 feet.

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

     Under daywork contracts, the Company provides the drilling rig, including the required personnel, to the operator who supervises the drilling of the contracted well. Compensation to the Company is based on a negotiated rate per day that the drilling rig is utilized. Daywork contracts generally specify the type of equipment to be used, the size of the hole and the depth of the proposed well. Under a daywork contract, the Company continues to earn revenue, even though drilling may be temporarily suspended (such as time delays for various reasons, including stuck drill strings and blow-outs).

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

     The following table sets forth for each of the periods indicated the approximate percentage of the Company's drilling revenues attributable to daywork, footage and turnkey contracts:

                                                                  YEAR ENDED
                                                                 DECEMBER 31,
                                                              ------------------
TYPE OF REVENUES                                              1997   1998   1999
----------------                                              ----   ----   ----
Daywork.....................................................   62%     64%   58%
Footage.....................................................   35      24    22
Turnkey.....................................................    3      12    20

     Contract drilling operations depend on the availability of drill pipe, bits and other related equipment, fuel and qualified personnel, some of which have been in short supply from time to time. As favorable buying opportunities arise, the Company stockpiles bits and other drilling rig parts.

     The Company's ability to drill wells for which it has contracts may be delayed by inclement weather. Sustained periods of inclement weather may have a material adverse effect on the Company's revenues and cash flows.

     CONTRACT DRILLING ACTIVITY. The following table sets forth certain information regarding the Company's contract drilling activity for each of the years in the three year period ended December 31, 1999.

                                                                  DECEMBER 31,
                                                                   YEAR ENDED
                                                              --------------------
                                                              1997    1998    1999
                                                              ----    ----    ----
Number of wells drilled.....................................  1,115   1,028   842
Average rigs available for service..........................     73     106   114
Average rig utilization rate(1).............................     89%     54%   45%

---------------

(1) Rig utilization is based on a 365-day year for rigs available for service during the periods indicated. A rig is utilized when it is operating or being moved, assembled or dismantled under contract.

     CUSTOMERS. For the year ended December 31, 1999, the Company drilled wells for 189 nonaffiliated customers. This compares with 251 nonaffiliated customers for the year ended December 31, 1998. No single customer accounted for 10% or more of the Company's consolidated operating revenues for the fiscal year ended December 31, 1999. The Company does not believe that the loss of any one customer would have a material adverse effect on the Company's operations.

     The Company's customers in the past 12 months have included, among others, Abraxas Petroleum Corporation, Apache Corporation, ARCO Permian, The Houston Exploration Company, Chevron U.S.A. Production Company, Cobra Oil and Gas Corporation, Louis Dreyfuss Natural Gas, EOG Resources, Mitchell Energy Corporation, Texaco Exploration & Production Inc., Phillips Petroleum Company, Santa Fe Energy Corporation and Union Pacific Resource Company.

     As of December 31, 1999 the Company was drilling a total of 71 wells, four of which were being drilled for affiliated parties.

     DRILLING RIGS AND RELATED EQUIPMENT. The following table provides certain information concerning the drilling rigs owned by the Company:

DEPTH RATING (FT.)                                            MECHANICAL   DIESEL ELECTRIC
------------------                                            ----------   ---------------
8,000 to 9,999..............................................       26(1)         --
10,000 to 11,999............................................       26            --
12,000 to 14,999............................................       40             2
15,000 and greater..........................................       16(2)          9
                                                                 ----            --
          Totals............................................      108            11
                                                                 ====            ==

---------------

(1) Includes 3 inoperable rigs.

(2) Includes 2 inoperable rigs.

     The Company owns 113 trucks and 152 trailers. This equipment is used to rig down, transport and rig up the Company's drilling rigs which minimizes the Company's dependency upon third parties for these ancillary services and further enhances the efficiency of the Company's contract drilling operations.

     Most repair work and overhaul of the Company's drilling rig equipment is performed at the Company's yard facilities variously located in Texas, New Mexico and Oklahoma. The Company believes that its operable drilling rigs and related equipment are in good operating condition. In addition to normal repair and maintenance expenses, the Company historically has spent significant funds for its ongoing program of modifying and upgrading its equipment.

OIL AND NATURAL GAS OPERATIONS

     GENERAL. The Company has been engaged in the development, exploration, acquisition and production of oil and natural gas since 1982. The Company's oil and natural gas activities have been designed to complement its land drilling operations and are primarily concentrated in two operating areas: (i) the Permian Basin of west Texas and southeast New Mexico and (ii) South Texas.

     The Company's strategy for its oil and natural gas operations is to increase its reserve base primarily through development drilling, as well as selected acquisitions of leasehold acreage and producing properties. At December 31, 1999, the Company was the operator of 155 wells, of which it was the drilling contractor for 143 wells.

     OIL AND NATURAL GAS RESERVES. The Company engaged M. Brian Wallace, P.E., Dallas, Texas, an independent petroleum engineer, to estimate the Company's proved developed reserves, projected future production and estimated future net revenues from such proved developed reserves as of December 31, 1997, 1998 and 1999. Mr. Wallace's estimates were based upon a review of production histories and other geologic, economic, ownership and engineering data provided by the Company. In determining the estimates of the reserve quantities that are economically recoverable, Mr. Wallace used oil and natural gas prices and estimated average development and production costs provided by the Company.

     The following table sets forth information as of the end of each of the years in the three year period ended December 31, 1999, derived from the reserve reports of Mr. Wallace. The present values (discounted at 10% before income taxes) of estimated future net revenues shown in the table are not intended to represent the current market value of the estimated oil and natural gas reserves owned by the Company. For further information concerning the present value of estimated future net revenue from these proved developed reserves, see Note 19 of Notes to Consolidated Financial Statements included as a part of Item 8 of this Report.

                                                               AS OF DECEMBER 31,
                                                           --------------------------
                                                            1997      1998     1999
                                                            ----      ----     ----
                                                                 (IN THOUSANDS)
Proved Developed Reserves:
  Oil (Bbls).............................................      945      946     1,205
  Gas (Mcf)..............................................    3,788    3,490     4,118
  Total (BOE)............................................    1,576    1,528     1,891
Estimated future net revenue before income taxes.........  $15,012   $9,232   $24,741
Present value of estimated future net revenues before
  income taxes, discounted at 10%........................  $11,422   $6,770   $17,240

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

     PRODUCTION. The Company's wells in South Texas primarily produce natural gas and in the Permian Basin primarily produce oil. The following table sets forth the Company's net oil and natural gas production, average sales price and average production (lifting) costs associated with such production during the periods indicated.

                                                             YEAR ENDED DECEMBER 31,
                                                             ------------------------
                                                              1997     1998     1999
                                                              ----     ----     ----
Average net daily production:
  Oil (Bbls)...............................................   1,159      835      698
  Gas (Mcf)................................................   4,024    2,742    2,745
  Total (BOE)..............................................   1,830    1,292    1,156
Average sales prices:
  Oil (per Bbl)............................................  $17.86   $12.16   $18.08
  Gas (per Mcf)............................................    2.19     1.93     2.22
  Average production (lifting) costs (per BOE).............  $ 3.41   $ 4.08   $ 4.08

     PRODUCTIVE WELLS. The following table sets forth information regarding the number of productive wells in which the Company held a working interest as of December 31, 1999. One or more completions in the same well bore are counted as one well.

                                                              PRODUCTIVE WELLS
                                                              ----------------
                                                              GROSS       NET
                                                              -----       ---
Oil.........................................................   194       63.83
Gas.........................................................    75        8.54
                                                               ---       -----
          Total.............................................   269       72.37
                                                               ===       =====

     DEVELOPED AND UNDEVELOPED ACREAGE. The following table sets forth the developed and undeveloped acreage in which the Company owned a working or leasehold interest as of December 31, 1999:

                                                      DEVELOPED         UNDEVELOPED
                                                   ---------------    ----------------
                    LOCATION                       GROSS     NET       GROSS     NET
                    --------                       -----     ---       -----     ---
South Texas......................................  34,044    6,608     60,326   14,374
Permian Basin....................................  20,164    3,452     40,270    8,619
                                                   ------   ------    -------   ------
          Total..................................  54,208   10,060    100,596   22,993
                                                   ======   ======    =======   ======

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

                                                              LEASE ACRES EXPIRING
                                                              ---------------------
                                                               GROSS          NET
                                                               -----          ---
Period ending:
December 31, 2000...........................................   50,196       10,886
December 31, 2001...........................................   19,268        4,651
December 31, 2002 and later.................................   31,132        7,456
                                                              -------       ------
          Total.............................................  100,596       22,993
                                                              =======       ======

     DRILLING ACTIVITIES. The following table set forth the results of the Company's participation in the drilling of development and exploratory wells during each of the years ended December 31, 1997, 1998 and 1999.

                                                   DEVELOPMENT WELLS              EXPLORATORY WELLS
                                              ----------------------------   ---------------------------
                                               PRODUCTIVE      DRY HOLES      PRODUCTIVE     DRY HOLES
                 YEAR ENDED                   -------------   ------------   ------------   ------------
                DECEMBER 31,                  GROSS    NET    GROSS   NET    GROSS   NET    GROSS   NET
                ------------                  -----    ---    -----   ---    -----   ---    -----   ---
1997........................................   24      5.44     8     1.53     7     1.13    15     3.06
1998........................................   23      4.45     6     1.74     3      .55    13     2.16
1999........................................   27      5.21     7     1.71     8     1.00     4      .48
                                               --     -----    --     ----    --     ----    --     ----
     Total..................................   74     15.10    21     4.98    18     2.68    32     5.70
                                               ==     =====    ==     ====    ==     ====    ==     ====

     MARKETING OF CRUDE OIL AND NATURAL GAS. Crude oil is sold based upon 30-day automatically renewable contracts with oil purchasers. Prices vary as world oil prices fluctuate. Due to competitive conditions, the Company does not believe that the loss of any one of its major crude oil purchasers would have a material adverse effect on its business. The Company markets oil produced from Company operated wells through a wholly-owned subsidiary. During the year, a company owned in part by a relative of Cloyce A. Talbott, the Company's Chairman and Chief Executive Officer, served as a first purchaser of substantially all of the oil produced from Company-operated leases. See Note 17 of Notes to Consolidated Financial Statements included as a part of Item 8 of this Report.

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

     No customer for oil and natural gas accounted for more than 10% of the Company's consolidated revenues for the year ended December 31, 1999.

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

RISKS AND INSURANCE

     The Company's operations are subject to the many hazards inherent in the drilling business, including blow-outs, cratering, fires and explosions. These hazards could cause personal injury or death, suspend drilling operations or seriously damage or destroy the equipment involved and, in addition to environmental damage, could cause substantial damage to producing formations and surrounding areas. Damage to the environment, including property contamination in the form of either soil or ground water contamination, could also result from the Company's operations, particularly through oil or produced water spillage, natural gas leaks and extensive, uncontrolled fires. In addition, the Company could become subject to liability for reservoir damages. The occurrence of a significant event, including pollution or environmental damages, could materially affect the Company's operations and financial condition. As a protection against operating hazards, the Company maintains insurance coverage considered by the Company to be adequate, including all-risk physical damages, employer's liability, commercial general liability and workers compensation insurance. The Company currently has general liability insurance of $2.0 million per occurrence with an aggregate of $2.0 million and excess liability and umbrella coverage's of up to $40.0 million per occurrence with a $40.0 million aggregate. The Company's customers generally require the Company to have at least $1.0 million of third party liability coverage. Since April 1, 1992, the Company has carried workers' compensation insurance, with a deductible of $100,000 per occurrence. If multiple workers' compensation claims are filed, the Company could incur significant expenses, which in turn could have a material adverse impact on its financial condition and operations.

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

EMPLOYEES

     The Company employed approximately 1,546 full-time persons (73 office personnel and 1,473 field personnel) at December 31, 1999. The number of drilling rig employees will fluctuate depending upon the number of operable drilling rigs and the demand for contract drilling services. The Company considers its employee relations to be satisfactory. None of the Company's employees is represented by a union.

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

PATTERSON IS DEPENDENT ON THE OIL AND NATURAL GAS INDUSTRY AND MARKET PRICES FOR OIL AND NATURAL GAS. DECLINES IN OIL AND NATURAL GAS PRICES HAVE ADVERSELY AFFECTED PATTERSON'S OPERATIONS.

     Patterson's revenue, profitability and rate of growth are substantially dependent upon prevailing prices for oil and natural gas. In recent years, oil and natural gas prices and, therefore, the level of drilling, exploration, development and production, have been extremely volatile. Prices are affected by market supply and demand factors as well as international military, political and economic conditions and the ability of the Organization of Petroleum Exporting Countries to set and maintain production and prices. All of these factors are beyond our control. Low level commodity prices beginning in the fourth quarter of 1997 and continuing into mid-1999 have materially adversely affected our operations. We expect oil and natural gas prices to continue to be volatile and to effect our financial condition and operations and ability to access sources of capital.

INDUSTRY CONDITIONS FOR CONTRACT DRILLING SERVICES HAVE BEEN POOR FOR MUCH OF THE TIME SINCE MID-1982.

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

     In addition to adverse effects that future declines in demand could have on Patterson, ongoing movement of drilling rigs from region to region or reactivation of onshore drilling rigs or new construction of drilling rigs could adversely effect utilization rates and pricing, even in an environment of stronger oil and natural gas prices and increased drilling activity. We cannot predict either the future level of demand for our contract drilling services or future conditions in the contract drilling business. Notwithstanding the significant improvement in oil and natural gas prices since mid-1999, the demand for contract drilling services, although improving, remains relatively weak. There can be no assurance that the demand for contract drilling services will increase proportionally with the current higher prices or of the duration of the higher commodity prices.

SHORTAGES OF DRILL PIPE AND OTHER DRILLING EQUIPMENT COULD ADVERSELY AFFECT PATTERSON'S DRILLING OPERATIONS.

     The increase in domestic drilling demand from mid-1995 through the third quarter of 1997 and related increase in contract drilling activity resulted in a shortage of drill pipe in the industry. This shortage caused the price of drill pipe to increase significantly and required that orders for new drill pipe be placed at least one year in advance. The price increase and delay in delivery of drill pipe caused Patterson to substantially increase capital expenditures in its contract drilling segment. A return to higher demand levels for contract drilling services could reinstate the problems associated with drill pipe shortages and could cause shortages in other drilling rig parts. Severe shortages could impair Patterson's ability to obtain the equipment required for its contract drilling operations.

THE CONTRACT DRILLING INDUSTRY IN WHICH PATTERSON OPERATES IS HIGHLY
COMPETITIVE.

     The inability to compete effectively in the contract drilling industry would adversely impact Patterson's operations. Price is generally the most important competitive factor. Other competitive factors include the availability of drilling equipment and experienced personnel at or near the time and place required by customers, the reputation of the drilling contractor and its relationship with existing customers. We believe that we compete favorably with respect to all of these factors. Competition is usually on a regional basis, although drilling rigs are mobile and can be moved from one region to another in response to increased demand. An oversupply of drilling rigs in any region may result. Demand for land drilling equipment is also dependent on the exploration and development budgets of oil and natural gas companies, which are in turn influenced primarily by the financial condition of such companies, by general economic conditions, by prices of oil and natural gas, and from time to time political considerations and policies. It is not practical to estimate the number of contract drilling competitors of Patterson, some of which have substantially greater resources than Patterson. Also, in recent years, many drilling companies have consolidated or merged with other companies. Although this consolidation has decreased the total number of competitors, Patterson believes the competition for drilling services will continue to be intense.

     There is also substantial competition for the acquisition of oil and natural gas leases suitable for exploration and for the hiring of experienced personnel. Patterson's competitors in the exploration, development and production segment of its operations include major integrated oil and natural gas companies, numerous independent oil and natural gas companies, drilling and production purchase programs and individual producers and operators. Patterson's ability to increase its holdings of oil and natural gas reserves in the future is directly dependent upon its ability to select, acquire and develop suitable prospects in competition with those companies. Many competitors have financial resources, staff, facilities and other resources significantly greater than those of Patterson.

LABOR SHORTAGES COULD ADVERSELY AFFECT PATTERSON'S DRILLING OPERATIONS.

     The increase in domestic drilling demand from mid-1995 through the third quarter of 1997 and related increase in contract drilling activity caused a shortage of qualified drilling rig personnel in the industry. This increase adversely impaired our ability to attract and retain sufficient qualified personnel and to market and operate our drilling rigs. Further, the labor shortages resulted in wage increases, which impacted our operating margins. A return to higher demand levels for contract drilling services could reinstate the problems associated with labor shortages.

PATTERSON HAS SIGNIFICANT BORROWINGS; FAILURE TO REPAY COULD RESULT IN FORECLOSURE ON DRILLING RIGS.

     Patterson has a $60 million credit facility with an outstanding principal balance of $50 million at March 31, 2000. All of Patterson's drilling assets are pledged as collateral on the facility. The loan is payable in monthly payments of interest only until February 2001, at which time the loan will convert to a term loan with a 60-month principal and interest amortization. A decline in general economic conditions in the oil and gas industry could adversely affect Patterson's ability to repay the loan. Failure to repay could, at the lender's election, result in acceleration of the maturity date of the loan and foreclosure on the drilling assets.

Additionally, the loan agreement contains a number of covenants, including financial covenants, the failure of which to satisfy could also cause acceleration of the maturity date and require immediate repayment.

CONTINUED GROWTH THROUGH RIG ACQUISITIONS IS NOT ASSURED.

     Patterson substantially increased its drilling rig fleet over the four-year period ending in the first quarter of 1998 through strategic acquisitions. Although the land drilling industry has experienced significant consolidation over the past couple of years, Patterson believes that significant acquisition opportunities are still available. However, there can be no assurance that suitable acquisitions can be found. We are likely to continue to face intense competition from other companies for available acquisition opportunities.

     There can be no assurance that Patterson will have sufficient capital resources to complete acquisitions, that acquisitions can be completed on terms acceptable to us or that any completed acquisition would improve Patterson's financial condition, results of operation, business or prospects in any material manner. In fact, Patterson may incur substantial indebtedness to finance future acquisitions and also may issue equity securities or convertible securities in connection with any such acquisitions. Additional debt service requirements could represent a significant burden on our results of operations and financial condition and the issuance of additional equity or convertible shares could be dilutive to our existing stockholders. Also, continued growth could strain Patterson's management, operations, employees and resources.

PATTERSON'S OPERATIONS ARE SUBJECT TO OPERATING HAZARDS AND UNINSURED RISKS.

     Contract drilling and oil and natural gas activities are subject to a number of risks and hazards. These could cause serious injury or death to persons, suspension of drilling operations, serious damage to equipment or property of others, and damage to producing formations in surrounding areas. Our operations could also cause environment damage, particularly through oil spills, gas leaks, discharges of toxic gases or extensive uncontrolled fires. In addition, we could become subject to liability for reservoir damages. The occurrence of a significant event, including pollution or environmental damage, could materially affect our operations and financial condition.

     We believe we are adequately insured or indemnified against normal and foreseeable risks in our operations in accordance with industry standards. However, such insurance or indemnification may not be adequate to protect Patterson against liability from all consequences of well disasters, extensive fire damage or damage to the environment. There is no assurance that Patterson will be able to maintain adequate insurance in the future at rates it considers reasonable or that any particular types of coverage will be available. In addition to insurance, Patterson generally seeks to obtain indemnity agreements whenever possible from its customers requiring them to hold Patterson harmless if production or reservoir damage occurs. However, even when we are successful in obtaining contractual indemnification, the customer may not maintain adequate insurance to support such indemnification.

VIOLATIONS OF ENVIRONMENTAL LAWS AND REGULATIONS COULD MATERIALLY ADVERSELY AFFECT PATTERSON'S OPERATIONS.

     Patterson's operations are subject to numerous domestic laws and regulations that relate directly or indirectly to the drilling of oil and natural gas wells, including laws and regulations controlling the discharge of materials into the environment, requiring removal and clean-up under certain circumstances, or otherwise relating to the protection of the environment. Laws and regulations protecting the environment have generally become more stringent in recent years, and may in certain circumstances impose strict liability, rendering a person liable for environmental damage without regard to negligence or to the fault on the part of such person. Such laws and regulations may expose us to liability for the conduct of, or conditions caused by, others, or for our acts that were in compliance with all applicable laws at the time such acts were performed.

     Although we generally have been able to obtain some degree of contractual indemnification from our customers in most of our day rate drilling contracts against pollution and environmental damages, there is no assurance that Patterson will be able to enforce the indemnification in all instances, that the customer will be financially able in all cases to comply with its indemnity obligations, or that Patterson will be able to obtain such indemnification agreements in the future. No such indemnification is typically available for turnkey contracts. While we also maintain insurance coverage against certain environmental liabilities, including pollution caused by sudden and accidental oil spills, we cannot assure that we will continue to be able to secure or carry this insurance or, if Patterson were able to do so, that the coverage would be adequate to cover the liabilities.

SOME OF PATTERSON'S CONTRACT DRILLING SERVICES ARE DONE UNDER TURNKEY CONTRACTS, WHICH ARE FINANCIALLY RISKY.

     A portion of Patterson's contract drilling is done under turnkey contracts, which involve substantial risks. Under turnkey drilling contracts, Patterson contracts to drill a well to a contract depth under specified conditions for a fixed price. The risks to us under these types of drilling contracts are substantially greater than on a well drilled on a daywork basis since we assume most of the risks associated with the drilling operations generally assumed by the operator of the well in a daywork contract, including risk of blowout, machinery breakdowns and abnormal drilling conditions. Accordingly, if severe drilling problems are encountered in drilling wells under a turnkey contract, Patterson could suffer substantial losses associated with that contract. Generally, the weaker the demand for our drilling services, the higher the percentage of our turnkey contracts. For each of the years in the two-year period ended December 31, 1999, the percentage of our contract drilling revenues attributable to turnkey contracts was 12.0%, and 20.0%, respectively.

ESTIMATES OF PATTERSON'S OIL AND NATURAL GAS RESERVES ARE UNCERTAIN.

     Estimates of our proved developed reserves and future net revenues are based on engineering reports prepared by an independent petroleum engineer based upon a review of production histories and other geologic, economic, ownership and engineering data provided by Patterson. These estimates are based on several assumptions that the SEC requires oil and natural gas companies to use, including, for example, constant oil and natural gas prices. Such estimates are inherently imprecise indications of future net revenues. Actual future production, revenues, taxes, production costs and development costs may vary substantially from those assumed in the estimates. Any significant variance could materially affect the estimates. In addition, our reserves might be subject to upward or downward adjustment based on future production, results of future exploration and development, prevailing oil and natural gas prices and other factors.

                    RISKS RELATED TO PATTERSON'S OPERATIONS

THE LOSS OF SERVICES OF KEY OFFICERS COULD HURT PATTERSON'S OPERATIONS.

     Patterson is highly dependent on its executive officers and key employees. The unexpected loss of the services of any of these individuals, particularly Cloyce A. Talbott or A. Glenn Patterson, Chief Executive Officer and the President, respectively, could have a detrimental affect on Patterson. Patterson has no employment agreements with any of its executive officers. We maintain key man life insurance on the lives of Messrs. Talbott and Patterson in the amount of $3 million each.

ANTI-TAKEOVER MEASURES IN PATTERSON'S CHARTER DOCUMENTS AND UNDER STATE LAW COULD DISCOURAGE AN ACQUISITION OF PATTERSON AND THEREBY AFFECT THE RELATED PURCHASE PRICE.

     Patterson, as a Delaware corporation, is subject to the Delaware General Corporation Law, including Section 203, an anti-takeover law enacted in 1988. Patterson has also enacted certain anti-takeover measures, including a stockholders rights plan. In addition, our Board of Directors has the authority to issue up to one million shares of preferred stock and to determine the price, rights (including voting rights), conversion ratios, preferences and privileges of that stock without further vote or action by the holders of the common stock. As a result of these measures and others, potential acquirers of Patterson may find it more difficult or be discouraged from attempting to effect an acquisition transaction with us, thereby possibly depriving holders of Patterson securities of certain opportunities to sell or otherwise dispose of such securities at above-market prices pursuant to their transactions.

PATTERSON HAS PAID NO DIVIDENDS ON ITS COMMON STOCK AND HAS NO PLANS TO PAY DIVIDENDS IN THE FORESEEABLE FUTURE.

     Patterson has not declared or paid cash dividends on its common stock in the past and does not expect to declare or pay any cash dividends on its common stock in the foreseeable future. The terms of our existing credit facility prohibit payment of dividends by Patterson without the prior written consent of the note holders

PARTICIPATION BY PATTERSON DIRECTORS AND OFFICERS IN OIL AND NATURAL GAS PROSPECTS COULD CREATE CONFLICTS OF INTEREST.

     Certain of Patterson's directors and executive officers and their respective affiliates have participated and may continue to participate from time to time in oil and natural gas prospects and properties in which Patterson has an interest. Conflicts of interest may arise between such persons and Patterson as to the advisability of conducting drilling and recompletion activities on these properties. Of the 155 wells operated by Patterson at December 31, 1999, Patterson's directors, officers and/or their respective affiliates were working interest owners in approximately 115 wells.

PATTERSON BOARD MAY ISSUE PREFERRED STOCK WITH RIGHTS AND PREFERENCES ADVERSE TO COMMON STOCK.

     Patterson has a class of authorized preferred stock. Patterson's Board of Directors, without stockholder approval, may issue shares of the preferred stock with rights and preferences adverse to the voting power or other rights of the holders of common stock. Patterson has not issued any shares of preferred stock. However, as of December 31, 1999, an aggregate of 326,756 shares of preferred stock had been reserved for issuance upon exercise of the Rights described under "Description of Capital Stock -- Stockholder Rights Plan," below.

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

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     The Company's common stock, par value $0.01 per share is publicly traded on the Nasdaq National Market and is quoted under the symbol "PTEN."

     The following table sets forth the high and low sales prices of the Company's common stock for the periods indicated:

                                                               HIGH     LOW
                                                               ----     ---
1998:
First quarter...............................................  $20.00   $ 8.88
Second quarter..............................................   15.63     9.25
Third quarter...............................................   10.06     4.06
Fourth quarter..............................................    7.00     3.44
1999:
First quarter...............................................  $ 6.06   $ 2.75
Second quarter..............................................   10.81     4.38
Third quarter...............................................   16.31     8.38
Fourth quarter..............................................   15.94    10.00

     As of March 27, 2000, there were approximately 450 holders of record (approximately 16,400 beneficial holders) of the Company's common stock.

     The Company has not declared or paid cash dividends on its common stock in the past and does not expect to declare or pay any cash dividends on its common stock in the foreseeable future. The Company instead intends to retain its earnings to support the operations and growth of its business. Any future cash dividends would depend on future earnings, capital requirements, the Company's financial condition and other factors deemed relevant by the Board of Directors. In addition, the terms of an existing credit facility prohibit payment of dividends by Patterson without the prior written consent of the noteholders.

     During calendar 1999, Patterson issued a total of 825,776 shares of common stock that were not registered under the Securities Act of 1933, as amended. The shares were issued in two separate transactions as follows:

          (a) During January 1999, Patterson issued a total of 800,000 of its common stock valued at $5.00 per share as partial consideration for the acquisition of five drilling rigs and related equipment from an unrelated entity. See Items 1 and 2, "Business and Properties -- Recent Acquisition," for additional information; and

          (b) The remaining 25,776 shares were issued by Patterson as consideration for the acquisition of certain drilling equipment acquired during June 1999 from an unrelated entity. The shares were valued at $8.0625 per share, the market price of the shares on the date of the transaction.

     No underwriter was involved in either of the transactions and no sales commissions, fees or similar compensation were paid to any person in connection with the issuance of the shares. Patterson believes that the issuance of the shares in each instance was exempt from the registration requirements of Section 5 of the Securities Act by virtue of Section 4(2) of the Securities Act and/or under Rule 506 of Regulation D promulgated thereunder.

ITEM 6. SELECTED FINANCIAL DATA.

     The selected consolidated financial data of the Company as of December 31, 1995, 1996, 1997, 1998 and 1999 and for each of the five years then ended should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and related Notes thereto, included as Items 7 and 8, respectively, of this Report.

                                                         YEAR ENDED DECEMBER 31,
                                            --------------------------------------------------
                                             1995      1996       1997       1998       1999
                                             ----      ----       ----       ----       ----
                                                 (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                                               (UNAUDITED)
INCOME STATEMENT DATA:
Operating revenues:
  Drilling................................  $57,599   $73,590   $178,332   $165,997   $131,287
  Oil and natural gas.....................    6,845    10,118     12,445      7,170      8,563
  Drilling fluids.........................       --        --         --     13,397     11,686
                                            -------   -------   --------   --------   --------
     Total................................   64,444    83,708    190,777    186,564    151,536
                                            -------   -------   --------   --------   --------
Operating costs and expenses:
  Drilling................................   46,505    59,564    128,416    128,838    113,569
  Oil and natural gas.....................    2,669     3,465      4,402      3,676      2,500
  Drilling fluids.........................       --        --         --     10,205      9,864
  Impairment of oil and natural gas
     properties...........................      159       549        355      3,816        275
  Depreciation, depletion and
     amortization.........................    7,523     9,960     17,497     28,091     28,156
  General and administrative..............    5,063     5,416      6,786      9,313      7,299
                                            -------   -------   --------   --------   --------
     Total................................   61,919    78,954    157,456    183,939    161,663
                                            -------   -------   --------   --------   --------
Operating income (loss)...................    2,525     4,754     33,321      2,625    (10,127)
                                            -------   -------   --------   --------   --------
Other income (expense)....................     (111)   (2,737)     1,787     (2,857)    (3,341)
                                            -------   -------   --------   --------   --------
Income (loss) before income taxes.........    2,414     2,017     35,108       (232)   (13,468)
Income tax expense (benefit)..............     (787)   (2,254)    12,866         93     (4,341)
                                            -------   -------   --------   --------   --------
Net income (loss).........................  $ 3,201   $ 4,271   $ 22,242   $   (325)  $ (9,127)
                                            =======   =======   ========   ========   ========
Net income (loss) per common share:
  Basic...................................  $  0.18   $  0.22   $   0.78   $  (0.01)  $ ( 0.28)
                                            =======   =======   ========   ========   ========
  Diluted.................................  $  0.18   $  0.21   $   0.75   $  (0.01)  $ ( 0.28)
                                            =======   =======   ========   ========   ========
Weighted average number of common shares
  outstanding:
  Basic...................................   17,517    19,167     28,492     31,645     32,499
                                            =======   =======   ========   ========   ========
  Diluted.................................   18,082    20,086     29,505     31,645     32,499
                                            =======   =======   ========   ========   ========
BALANCE SHEET DATA:
Total assets..............................  $62,991   $87,913   $203,200   $236,605   $236,257
Notes payable.............................   13,816    25,849     23,250     55,714     50,000
Stockholders' equity......................   37,656    43,482    146,932    156,852    152,788

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

LIQUIDITY AND CAPITAL RESOURCES

     As of December 31, 1999, the Company had working capital of approximately $27.0 million and cash and cash equivalents of approximately $8.8 million as compared to working capital of approximately $30.5 million and cash and cash equivalents of approximately $9.0 million as of December 31, 1998. For the year ended December 31, 1999, the Company generated net cash from operations of approximately $24.0 million, received proceeds of approximately $606,000 from the exercise of stock options and sold property and equipment for proceeds of approximately $1.2 million. These funds were used primarily to provide certain necessary refurbishment of approximately $14.0 million to the Company's operable drilling fleet, to fund leasehold acquisition, exploration and development of approximately $5.1 million and to reduce net amounts owed under a then existing term loan by approximately $5.7 million.

     On January 27, 1999, the Company completed the acquisition of five drilling rigs and other related equipment from a privately held, non-affiliated entity based in Corpus Christi, Texas. The purchase price consisted of 800,000 shares of the Company's stock at a guaranteed value of $5.00 per share. As part of the acquisition agreement, the Company had the option exercisable on February 1, 2000 to buy back 300,000 of the 800,000 shares at $5.50 per share. The Company exercised the option on February 1, 2000. The fair market value of the drilling rigs and related equipment was estimated and the purchase price of $4.0 million, representing the guaranteed value of the Company's common stock, was allocated among such assets.

     On October 28, 1999, the Company registered $150 million of various debt and equity securities with the Securities and Exchange Commission on a Form S-3 Registration Statement. None of these securities were offered for sale under the Form S-3 as of December 31, 1999 and there can be no assurance that the Company could raise capital at acceptable terms using the registration statement.

     On December 22, 1999, the Company entered into a credit agreement with Transamerica Equipment Financial Services Corporation (the "Transamerica Credit") providing for a non-revolving credit facility of $60.0 million. The terms of the credit agreement included payments of interest only through January 1, 2001 at which time the outstanding principal amount will convert to a term loan with a maturity date of January 1, 2006. The Company borrowed $50.0 million under the credit facility and paid, prior to maturity, principal and interest amounts outstanding, under its then existing term loan. As a result, the Company expensed approximately $123,000 of deferred financing costs associated with the term loan. This amount was included in interest expense at December 31, 1999, as management does not consider the amount significant enough to warrant treatment as an extraordinary item.

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

RESULTS OF OPERATIONS

COMPARISON OF THE YEARS ENDED DECEMBER 31, 1999 AND 1998

     For the year ended December 31, 1999, contract drilling revenues were approximately $131.3 million as compared to $166.0 million for the same period in 1998; a decrease of approximately 21%. Average rig utilization was 45% on an average of 114 rigs available for service for the year ended December 31, 1999 as compared to 54% on an average of 106 rigs available for service for the twelve months ended December 31, 1998. Direct drilling costs were $113.6 million or 87% of drilling revenues for the year ended December 31, 1999; while direct drilling costs were $128.8 million or 78% of related drilling revenues for 1998. General and administrative expense for the contract drilling operations was approximately $4.1 million for the year ended December 31, 1999 as compared to approximately $6.1 million in 1998. The decrease in general and administrative expense was largely attributable to the Company's decision to close its administrative offices in Dallas, Abilene and Wichita Falls, Texas. The Dallas office was acquired during February 1998 in the Company's acquisition of Robertson Onshore Drilling Company and the Abilene office was acquired during September 1997 in the Company's acquisition of Wes-Tex Drilling Company. Additionally, the Company imposed a company-wide compensation reduction and certain layoffs during January and February 1999 in an effort to reduce its overhead costs in response to the significantly weakened economic conditions of the industry. Depreciation and amortization expense for the contract drilling segment increased from $22.4 million for the year ended December 31, 1998 to approximately $24.4 million for the same twelve-month period in 1999. For the twelve months ended December 31, 1999, operating loss from the Company's contract drilling operations was approximately $10.3 million as compared to income of approximately $9.3 million in 1998. The decline in the contract drilling segment's operating results was reflective of reduced pricing in the Company's contract services caused by significantly weakened commodity prices, particularly for crude oil throughout fiscal year 1998 and the initial months of 1999, and the resulting 9% decrease in the Company's utilization rate. Notwithstanding the recent improvement in oil and natural gas prices, there can be no assurance that the demand for contract drilling services will increase proportionally with the current higher commodity prices or of the duration of the higher commodity prices.

     Oil and natural gas sales revenues were approximately $6.8 million for the year ended December 31, 1999, as compared to approximately $5.6 million in 1998. The volume of oil and natural gas sold by the Company decreased by approximately 11% in 1999, as compared to fiscal year 1998. The average price per Bbl of crude oil received by the Company was $18.08 in 1999, as compared to $12.16 in 1998, and the average price per Mcf of natural gas was $2.22 in 1999, as compared to $1.93 in 1998. Lease operating and production costs were $4.08 per BOE in both 1998 and 1999. General and administrative expense for the oil and natural gas segment was approximately $1.2 million and $1.3 million for the years ended December 31, 1999 and 1998, respectively. Exploration costs were approximately $611,000 and $669,000 for the years ended December 31, 1999 and 1998, respectively. Depreciation and depletion expense was approximately $2.7 million in 1999, as compared to approximately $4.8 million in 1998. The decrease in depreciation and depletion expense was reflective of the substantial increase in the market price received for crude oil in December 31, 1999 versus December 31, 1998 which resulted in increases in reserve quantities and a related reduction of the unit of production rates. Specifically, the market price was $11.16 per barrel at December 31, 1998 and $24.90 per barrel at December 31, 1999, an increase of approximately 123%. During 1998, primarily as a result of the industry's significantly reduced commodity prices at December 31, 1998, the Company impaired certain of its oil and natural gas properties by $3.8 million. Comparatively, the Company incurred impairment expense of approximately $275,000 in 1999. Other revenues generated by the oil and natural gas segment, consisting primarily of fees generated from lease operating activities, were approximately $1.7 million and $1.5 million for the years ended December 31, 1999 and 1998, respectively. For the year ended December 31, 1999, the oil and natural gas segment generated income from operations of approximately $1.9 million as compared to a loss of approximately $6.2 million for the year ended December 31, 1998. The fluctuation in the segment's operating results was primarily attributable to the increase in the underlying commodity prices as discussed above.

     Operating revenues from the Company's drilling fluid services were approximately $11.7 million and $13.4 million for the twelve months ended December 31, 1999 and 1998, respectively. Operating costs incurred by the drilling fluids segment were approximately $9.9 million in 1999 as compared to costs of approximately $10.2 million in 1998. For the twelve months ended December 31, 1999, depreciation and amortization expense was $1.1 million as compared to approximately $895,000 in 1998. General and administrative expense for the drilling fluids segment was approximately $2.0 million and $1.9 million for the twelve months ended December 31, 1999 and 1998, respectively. This increase was partially due to the addition of the administrative office in Corpus Christi, Texas acquired during September 1998 with the Company's purchase of Tejas Drilling Fluids, Inc. For the twelve months ended December 31, 1999, the drilling fluids segment generated a net loss from operations of approximately $1.4 million as compared to net operating income of approximately $360,000 for the comparative twelve month period in 1998. The net loss from operations was consistent with the decline in the segment's operating revenues and expenses as discussed above and reflective of the deterioration in the industry's economic conditions.

     For the year ended December 31, 1999, the Company incurred interest expense of approximately $4.1 million as compared to $4.5 million in 1998 and earned interest income of approximately $445,000 and $767,000 in 1999 and 1998, respectively. In 1999, the Company recognized a net gain on the sale of property and equipment of $129,000 as compared to approximately $636,000 in 1998.

COMPARISON OF THE YEARS ENDED DECEMBER 31, 1998 AND 1997

     For the year ended December 31, 1998, contract drilling revenues were approximately $166.0 million as compared to $178.3 million for the same period in 1997, a decrease of approximately 7%. Average rig utilization was 54% on an average of 106 rigs available for service for the year ended December 31, 1998 as compared to 89% on an average of 73 rigs available for service during the twelve months ended December 31, 1997. Direct drilling costs were $128.8 million or 78% of drilling revenues for the year ended December 31, 1998, while direct drilling costs were $128.4 million or 72% of related drilling revenues for 1997. General and administrative expense for the contract drilling operations was approximately $6.1 million for the year ended December 31, 1998 as compared to approximately $5.4 million in 1997. The increase in general and administrative expense was largely attributable to additional expense associated with the administrative offices of Lone Star Mud Company and Robertson Onshore Drilling Company acquired by the Company during January and February 1998, respectively. The administrative responsibilities of the Robertson Onshore operations were terminated during July 1998 and absorbed by the Company's personnel in Snyder, Texas. Depreciation and amortization expense for the contract drilling segment increased from $12.5 million for the year ended December 31, 1997 to approximately $22.4 million for the same twelve-month period in 1998. The increase in depreciation and amortization expense was largely attributable to the increased number of drilling rigs added by acquisitions completed during fiscal years 1997 and 1998. For the twelve months ended December 31, 1998, operating income from the Company's contract drilling operations was approximately $9.3 million as compared to approximately $32.7 million in 1997. The decreased profitability was largely attributable to the 35% decrease in the Company's rig utilization rates, a change in drilling contracts which required the Company to bear certain costs associated with drilling wells that in 1997 was paid by the Company's customers, and, to a lesser extent, moderate decrease during 1998 by the Company in its daily drilling rates. These three factors are reflective of the detrimental impact the industry's weakened commodity prices had on the Company's operations.

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

INCOME TAXES

     At December 31, 1999, the Company had tax net operating loss ("NOL") carryforwards of approximately $34.5 million. These NOL carryforwards expire at various dates from 2004 through 2019, subject to certain limitations. Prior to August 3, 1995, the Company realized substantial federal income tax savings due to the NOL carryforwards. The utilization of these NOL carryforwards prior to that date effectively reduced the current federal income tax rate. During 1995, the Company's NOL carryforwards became subject to an annual limitation due to a change of over 50% in the stock ownership of the Company as defined in Internal Revenue Service Code Section 382(g). The NOL carryforwards that can be utilized to offset net income in any year will be equal to approximately $3.3 million. The NOL limitation is determined by the value of the Company's equity on August 2, 1995, the day prior to the ownership change, times 5.88%, the Federal long-term exempt rate on that date as published by the U.S. Treasury Department, or $1.8 million, and approximately $1.5 million which is determined by the value of Tucker Drilling Company, Inc.'s equity on July 29, 1996, the day prior to consummation of the Merger, times 5.78%, the Federal long-term exempt rate on that date.

     During the year ended December 31, 1996, the Company began recording non-cash Federal deferred income taxes based primarily on the relationship between the amount of the Company's unused Federal NOL carryforwards and the temporary differences between the book basis and tax basis in the Company's assets. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the year in which those temporary differences are expected to be recovered or settled. As a result of fully recognizing the benefit of its deferred income taxes, the Company will incur deferred income tax expense as these benefits are utilized. The Company incurred a deferred income tax benefit of approximately $7.1 million for the year ended December 31, 1999 and deferred income tax expense of approximately $6.5 million for the year ended December 31, 1998.

VOLATILITY OF OIL AND NATURAL GAS PRICES

     The Company's revenue, profitability and future rate of growth are substantially dependent upon prevailing prices for oil and natural gas, both with respect to its contract drilling and its oil and natural gas segments. Historically, oil and natural gas prices and markets have been extremely volatile. Prices are affected by market supply and demand factors as well as actions of state and local agencies, the United States and foreign governments and international cartels. All of these are beyond the control of the Company. Any significant or extended decline in oil and/or natural gas prices will have a material adverse effect on the Company's financial condition and results of operations. Low level commodity prices beginning in the fourth quarter of 1997 and continuing into mid-1999 have adversely impacted the Company's operations. Although there has been significant improvement in oil and natural gas prices since mid-1999, Patterson expects oil and natural gas prices to continue to be volatile and therefore to affect the financial condition and operations of Patterson and its ability to access capital sources.

IMPACT OF INFLATION

     The Company believes that inflation will not have a significant impact on its financial position.

RECENTLY-ISSUED ACCOUNTING STANDARDS

     The FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," ("SFAS No. 133") in June 1998. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. This statement, as amended by SFAS No. 137, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The provisions of SFAS No. 133 are not expected to have a material impact on the Company's consolidated financial statements.

YEAR 2000 ISSUE

     The year 2000 issue related to whether the Company's computer systems would properly recognize date sensitive information due to the change in year to 2000, or "00." Systems that fail to properly recognize such information could generate erroneous data or cause a system to fail.

     To date, the Company has not experienced any significant problems as a result of the commencement of the year 2000. There remains a possibility that residual consequences stemming from the change to the year 2000 could occur and, if these consequences become widespread, they could have a material adverse effect on the Company's business, financial condition, cash flows and results of operations. However, the Company considers this possibility remote and does not anticipate any significant problems due to the year 2000 issue.

ITEM 7a. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company has exposure to market risk associated with the floating rate portion of the interest charged on the $50.0 million outstanding under its credit facility with Transamerica Equipment Financial Services Corporation. The credit facility, which matures on January 1, 2006, bears interest at LIBOR plus 3.51%. The Company's exposure to interest rate risk due to changes in LIBOR is not expected to be material and at December 31, 1999, the fair value of the obligation approximates its related carrying value because the obligation bears interest at the current market rate.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     Financial Statements are filed as a part of this report at the end of Part IV hereof beginning at page F-1, Index to Consolidated Financial Statements, and are incorporated herein by this reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III

     The information required by Part III is omitted from this report because the Company will file a definitive Proxy Statement for the Company's 2000 Annual Meeting of Stockholders (the "Proxy Statement") pursuant to Regulation 14A of the Securities Exchange Act of 1934 not later than 120 days after the end of the fiscal year covered by this Form 10-K and certain information included therein is incorporated herein by reference.

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

          2.1            Plan and Agreement of Merger dated October 14, 1993, between
                         Patterson Energy, Inc., a Texas corporation, and Patterson
                         Energy, Inc., a Delaware corporation, together with related
                         Certificates of Merger.(1)
          2.2            Agreement and Plan of Merger, dated April 22, 1996 among
                         Patterson Energy, Inc., Patterson Drilling Company and
                         Tucker Drilling Company, Inc.(2)
          2.2.1          Amendment to Agreement and Plan of Merger, dated May 16,
                         1996 among Patterson Energy, Inc., Patterson Drilling
                         Company and Tucker Drilling Company, Inc.(3)
          2.3            Asset Purchase Agreement, dated June 4, 1997, among
                         Patterson Energy Inc., Patterson Drilling Company and
                         Wes-Tex Drilling Company.(3)
          2.3.1          Amendment to Asset Purchase Agreement, dated June 4, 1997, among Patterson Energy Inc., Patterson Drilling Company and
                         Wes-Tex Drilling Company.(5)
          2.4            Agreement and Plan of Merger, dated January 20, 1998, among
                         Patterson Energy, Inc., Patterson Onshore Drilling Company
                         and Robertson Onshore Drilling Company.(7)
          2.5            Stock Purchase Agreement, dated January 5, 1998, among
                         Patterson Energy, Inc., Spencer D. Armour, III. And Richard
                         G. Price.(19)
          2.6            Stock Purchase Agreement, dated September 17, 1998, among
                         Lone Star Mud, Inc. and Mark Campbell (shareholder of Tejas
                         Drilling Fluids, Inc.).(4)
          2.7            Asset Purchase Agreement, dated January 27, 1999, among
                         Patterson Energy, Inc., Patterson Drilling Company and Padre
                         Industries, Inc.(4)
          3.1            Restated Certificate of Incorporation.(8)
          3.1.1          Certificate of Amendment to the Certificate of
                         Incorporation.(9)
          3.2            Bylaws.(1)
          4.1            Excerpt from Restated Certificate of Incorporation of
                         Patterson Energy, Inc. regarding authorized Common Stock and
                         Preferred Stock.(10)
         10.1            Loan and Security Agreement dated December 21, 1999 among
                         Patterson Drilling Company and Transamerica Equipment
                         Financial Services Corporation.
         10.1.1          Promissory Note dated December 21, 1999 between Patterson
                         Drilling Company and Transamerica Equipment Financial
                         Services Corporation.
         10.1.2          Corporate guarantees of Lone Star Mud, Inc. and Patterson
                         Energy, Inc.
         10.2            Aircraft Lease, dated December 20, 1999, (effective January
                         1, 2000) between Talbott Aviation, Inc. and Patterson
                         Energy, Inc.

           10.3            Participation Agreement, dated October 19, 1994, between Patterson Petroleum Trading
                           Company, Inc. and BHT Marketing, Inc.(12)
           10.3.1          Participation Agreement dated October 24, 1995, between Patterson Petroleum Trading
                           Company, Inc. and BHT Marketing, Inc.(13)
           10.4            Crude Oil Purchase Contract, dated October 19, 1994, between Patterson Petroleum, Inc. and
                           BHT Marketing, Inc.(14)
           10.4.1          Crude Oil Purchase Contract, dated October 24, 1995, between Patterson Petroleum, Inc. and
                           BHT Marketing, Inc.(13)
           10.5            Patterson Energy, Inc. 1993 Stock Incentive Plan, as amended.(15)
           10.6            Patterson Energy, Inc. Non-Employee Directors' Stock Option Plan, as amended.(16)
           10.7            Model Form Operating Agreement.(17)
           10.8            Form of Drilling Bid Proposal and Footage Drilling Contract.(17)
           10.9            Form of Turnkey Drilling Agreement.(17)
           21.1            Subsidiaries of the registrant.
           23.1            Consent of Independent Accountants -- PricewaterhouseCoopers LLP.
           23.2            Consent of Independent Petroleum Engineer -- M. Brian Wallace, P.E.
           27.1            Financial Data Schedule as of December 31, 1999 and for the twelve months then ended.

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

 (2) Incorporated by reference to Item 7, "Financial Statements and Exhibits" to Form 8-K dated April 22, 1996 and filed on April 30, 1996.

 (3) Incorporated by reference to Item 7, "Financial Statements and Exhibits" to Form 8-K dated May 16, 1996 and filed on May 22, 1996.

 (4) Incorporated herein by reference to Item 14, "Exhibits, Financial Statement Schedules and Reports on Form 8-K" to Form 10-K for the year ended December 31, 1998.

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

(b) Reports on Form 8-K.

(1) Report dated November 3, 1999 announcing execution of a commitment letter with Transamerica Equipment Financial Services Corporation to provide a $60 million credit facility; filed December 7, 1999.

(2) Report dated October 29, 1999 announcing the filing of a $150 million Universal Shelf Registration Statement with the SEC; filed December 7, 1999.

(3) Report dated October 28, 1999 announcing the Company's results from operations for the period ended September 30, 1999; filed December 28, 1999.

                                    INDEX TO
                       CONSOLIDATED FINANCIAL STATEMENTS

                                                               PAGE
                                                               ----
Report of Independent Accountants...........................   F-2
Consolidated Financial Statements:
  Consolidated Balance Sheets as of December 31, 1998 and
     1999...................................................   F-3
  Consolidated Statements of Operations for the years ended
     December 31, 1997, 1998 and 1999.......................   F-4
  Consolidated Statements of Stockholders' Equity for the
     years ended December 31, 1997, 1998 and 1999...........   F-5
  Consolidated Statements of Cash Flows for the years ended
     December 31, 1997, 1998 and 1999.......................   F-6
  Notes to Consolidated Financial Statements................   F-8

                       REPORT OF INDEPENDENT ACCOUNTANTS

The Board of Directors and Stockholders of
Patterson Energy, Inc.

     In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholders' equity and cash flows present fairly, in all material respects, the financial position of Patterson Energy, Inc. and Subsidiaries at December 31, 1998 and 1999 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

                                            PricewaterhouseCoopers LLP

Dallas, Texas
February 24, 2000

                    PATTERSON ENERGY, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                     DECEMBER 31,
                                                              --------------------------
                                                                 1998           1999
                                                                 ----           ----
                                                              (IN THOUSANDS, EXCEPT FOR
                                                                     SHARE DATA)
                           ASSETS

Current assets:
  Cash and cash equivalents.................................   $  8,986       $  8,792
  Accounts receivable:
     Trade, less allowance for doubtful accounts of $417,519
      and $364,519 at December 31, 1998 and 1999,
      respectively..........................................     28,616         41,571
     Oil and natural gas sales..............................        426            803
  Costs of uncompleted drilling contracts in excess of
     related billings.......................................        100             87
  Federal income taxes receivable...........................      8,400             --
  Inventories...............................................      1,283          1,970
  Deferred income taxes.....................................      1,568            964
  Undeveloped oil and natural gas properties held for
     resale.................................................      3,214          2,658
  Other current assets......................................        890          1,919
                                                               --------       --------
          Total current assets..............................     53,483         58,764
Property and equipment, at cost, net........................    136,677        133,824
Intangible assets, net......................................     45,875         41,818
Other assets................................................        570          1,851
                                                               --------       --------
          Total assets......................................   $236,605       $236,257
                                                               ========       ========

            LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current maturities of note payable........................   $  8,571       $     --
  Accounts payable:
     Trade..................................................      9,748         23,676
     Revenue distribution...................................      1,390          2,407
     Other..................................................         73          1,201
  Accrued expenses..........................................      3,170          4,432
                                                               --------       --------
          Total current liabilities.........................     22,952         31,716
                                                               --------       --------
Deferred income taxes, net..................................      9,566          1,688
Deferred liabilities........................................         92             65
Note payable, less current maturities.......................     47,143         50,000
                                                               --------       --------
                                                                 56,801         51,753
                                                               --------       --------
Commitments and contingencies...............................         --             --
Stockholders' equity:
  Preferred stock, par value $.01; authorized 1,000,000
     shares, no shares issued...............................         --             --
  Common stock, par value $.01; authorized 50,000,000 shares with 31,671,132 and 32,675,678 issued and outstanding
     at December 31, 1998 and 1999, respectively............        317            327
  Additional paid-in capital................................    112,544        117,597
  Retained earnings.........................................     43,991         34,864
                                                               --------       --------
          Total stockholders' equity........................    156,852        152,788
                                                               --------       --------
          Total liabilities and stockholders' equity........   $236,605       $236,257
                                                               ========       ========

  The accompanying notes are an integral part of these consolidated financial statements.

                    PATTERSON ENERGY, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                     YEARS ENDED DECEMBER 31,
                                                              ---------------------------------------
                                                                 1997          1998          1999
                                                                 ----          ----          ----
                                                               (IN THOUSANDS, EXCEPT PER SHARE DATA)
Operating revenues:
  Drilling..................................................   $178,332      $165,997      $131,287
  Drilling fluids...........................................         --        13,397        11,686
  Oil and natural gas sales.................................     10,773         5,641         6,834
  Well operation fees.......................................      1,632         1,442         1,567
  Other.....................................................         40            87           162
                                                               --------      --------      --------
                                                                190,777       186,564       151,536
                                                               --------      --------      --------
Operating costs and expenses:
  Direct drilling costs.....................................    128,416       128,838       113,569
  Drilling fluids...........................................         --        10,205         9,864
  Lease operating and production............................      2,274         1,924         1,720
  Impairment of oil and natural gas properties..............        355         3,816           275
  Exploration costs.........................................        647           669           611
  Dry holes and abandonments................................      1,481         1,083           169
  Depreciation, depletion and amortization..................     17,497        28,091        28,156
  General and administrative................................      6,786         9,313         7,299
                                                               --------      --------      --------
                                                                157,456       183,939       161,663
                                                               --------      --------      --------
Operating income (loss).....................................     33,321         2,625       (10,127)
                                                               --------      --------      --------
Other income (expense):
  Net gain on sale of assets................................      1,499           636           129
  Interest income...........................................      1,056           767           445
  Interest expense..........................................     (1,045)       (4,471)       (4,101)
  Other.....................................................        277           211           186
                                                               --------      --------      --------
                                                                  1,787        (2,857)       (3,341)
                                                               --------      --------      --------
Income (loss) before income taxes...........................     35,108          (232)      (13,468)
                                                               --------      --------      --------
Income tax expense (benefit):
  Current...................................................     10,353        (6,358)        2,767
  Deferred..................................................      2,513         6,451        (7,108)
                                                               --------      --------      --------
                                                                 12,866            93        (4,341)
                                                               --------      --------      --------
Net income (loss)...........................................   $ 22,242      $   (325)     $ (9,127)
                                                               ========      ========      ========
Net income (loss) per common share:
  Basic.....................................................   $   0.78      $  (0.01)     $  (0.28)
                                                               ========      ========      ========
  Diluted...................................................   $   0.75      $  (0.01)     $  (0.28)
                                                               ========      ========      ========
Weighted average number of common shares outstanding:
  Basic.....................................................     28,492        31,645        32,499
                                                               ========      ========      ========
  Diluted...................................................     29,505        31,645        32,499
                                                               ========      ========      ========

  The accompanying notes are an integral part of these consolidated financial statements.

                    PATTERSON ENERGY, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                 COMMON STOCK
                                              ------------------   ADDITIONAL
                                               NUMBER               PAID-IN     RETAINED
                                              OF SHARES   AMOUNT    CAPITAL     EARNINGS    TOTAL
                                              ---------   ------   ----------   --------    -----
                                                                 (IN THOUSANDS)
December 31, 1996...........................   19,774      $198     $ 21,210    $22,074    $ 43,482
  Issuance of common stock..................    9,384        94       68,221         --      68,315
  Issuance of stock purchase warrant........       --        --        1,248         --       1,248
  Exercise of stock options.................    1,009        10        2,323         --       2,333
  Conversion of stock purchase warrant......      800         8        6,392         --       6,400
  Tax benefit related to exercise of stock
     options................................       --        --        2,912         --       2,912
  Net income................................       --        --           --     22,242      22,242
                                               ------      ----     --------    -------    --------
December 31, 1997...........................   30,967       310      102,306     44,316     146,932
  Issuance of common stock..................      571         5        9,941         --       9,946
  Exercise of stock options.................      133         2          297         --         299
  Net loss..................................       --        --           --       (325)       (325)
                                               ------      ----     --------    -------    --------
December 31, 1998...........................   31,671       317      112,544     43,991     156,852
  Issuance of common stock..................      826         8        4,200         --       4,208
  Stock option compensation.................       --        --          250         --         250
  Exercise of stock options.................      179         2          603         --         605
  Net loss..................................       --        --           --     (9,127)     (9,127)
                                               ------      ----     --------    -------    --------
December 31, 1999...........................   32,676      $327     $117,597    $34,864    $152,788
                                               ======      ====     ========    =======    ========

  The accompanying notes are an integral part of these consolidated financial statements.

                    PATTERSON ENERGY, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                 YEARS ENDED DECEMBER 31,
                                                              ------------------------------
                                                                1997       1998       1999
                                                                ----       ----       ----
                                                                      (IN THOUSANDS)
Cash flows from operating activities:
  Net income (loss).........................................  $ 22,242   $   (325)  $ (9,127)
  Adjustments to reconcile net income (loss) to net cash
     provided by operating activities:
  Abandonment of oil and natural gas properties.............        --        694        169
  Depreciation, depletion and amortization..................    17,497     28,091     28,156
  Impairment of oil and natural gas properties..............       355      3,816        275
  Net gain on sale of assets................................    (1,499)      (636)      (129)
  Tax benefit related to exercise of stock options..........     2,912         --         --
  Deferred income tax expense (benefit).....................     2,513      6,451     (7,108)
  Compensation related to issuance of stock options.........        --         --        250
  Decrease in deferred compensation liabilities.............       (27)      (595)       (27)
     Change in operating assets and liabilities:
       (Increase) decrease in trade accounts receivable.....   (20,989)    16,116    (12,955)
       (Increase) decrease in cost of uncompleted drilling
          contracts in excess of related billings...........        --       (100)        13
       (Increase) decrease in oil and natural gas sales
          receivable........................................       226        347       (377)
       Increase in inventories..............................        --     (1,283)      (687)
       (Increase) decrease in Federal income taxes
          receivable........................................        --     (8,400)     8,400
       (Increase) decrease in undeveloped oil and natural
          gas properties held for resale....................      (111)       873        556
       (Increase) decrease in other current assets..........        32       (375)      (712)
       Increase (decrease) in trade accounts payable........        (3)    (2,378)    13,928
       Increase (decrease) in revenue distribution
          payable...........................................       920     (1,962)     1,017
       Increase (decrease) in state and Federal income taxes
          payable...........................................     6,752     (6,874)        --
       Increase (decrease) in accrued expenses..............     3,018     (1,972)     1,262
       Increase (decrease) in other current payables........       604     (1,496)     1,128
                                                              --------   --------   --------
          Net cash provided by operating activities.........    34,442     29,992     24,032
                                                              --------   --------   --------
Cash flows from investing activities:
  Net sales (purchases) of investment securities............       (22)       566         --
  Acquisitions..............................................   (49,400)   (45,453)        --
  Purchases of property and equipment.......................   (34,861)   (34,148)   (19,085)
  Sales of property and equipment...........................     4,164      1,361      1,248
  Change in other assets....................................       (13)       567     (1,281)
                                                              --------   --------   --------
          Net cash used in investing activities.............   (80,132)   (77,107)   (19,118)
                                                              --------   --------   --------
Cash flows from financing activities:
  Proceeds from notes payable...............................    23,250     40,150     50,000
  Payments on notes payable.................................   (25,849)    (7,686)   (55,714)
  Issuance of common stock and redeemable warrants..........    59,400         --         --
  Proceeds from exercise of stock options...................     8,733        299        606
                                                              --------   --------   --------
          Net cash provided by (used in) financing
            activities......................................    65,534     32,763     (5,108)
                                                              --------   --------   --------
          Net increase (decrease) in cash and cash
            equivalents.....................................    19,844    (14,352)      (194)
Cash and cash equivalents at beginning of year..............     3,494     23,338      8,986
                                                              --------   --------   --------
Cash and cash equivalents at end of year....................  $ 23,338   $  8,986   $  8,792
                                                              ========   ========   ========

  The accompanying notes are an integral part of these consolidated financial statements.

                                  (continued)

                    PATTERSON ENERGY, INC. AND SUBSIDIARIES

                                                            YEARS ENDED DECEMBER 31,
                                                           --------------------------
                                                            1997      1998      1999
                                                            ----      ----      ----
                                                                 (IN THOUSANDS)
Supplemental disclosure of cash flow information:
  Cash paid during the period for:
     Interest............................................  $1,045    $4,471    $3,782
     Income taxes........................................     691     8,000        48

     Noncash investing and financing activities:

     During 1999, the Company issued 825,776 shares of its common stock in two separate unrelated transactions to acquire the drilling assets of Padre Industries, Inc. for an aggregate purchase price of approximately $4.0 million (see Notes 2 and 9) and other drilling equipment for approximately $208,000 (see
Note 9).

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

                    PATTERSON ENERGY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     A summary of the significant accounting policies follows:

     Principles of consolidation -- The consolidated financial statements include the accounts of Patterson Energy, Inc. ("Patterson") and its wholly-owned subsidiaries, Patterson (GP) LLC, Patterson (LP) LLC, Patterson Drilling Company LP, LLLP, Lone Star Mud LP, LLLP, Patterson Petroleum LP, LLLP and Patterson Petroleum Trading Company LP, LLLP (collectively referred to herein as the "Company"). All significant intercompany accounts and transactions have been eliminated.

     Description of business -- The Company engages in onshore contract drilling of oil and natural gas, the development, exploration, acquisition and production of oil and natural gas and provides contract drilling fluid services to the oil and natural gas industry. The Company provides contract drilling services to major oil and natural gas companies and independent producers in Texas, New Mexico, Oklahoma, Louisiana and Utah.

     The contract drilling business experienced increased demand for drilling services from 1995 through the third quarter of 1997 due to stronger crude oil and natural gas prices. However, except for that period and other occasional upturns, the market for onshore contract drilling and other related services has generally been depressed since mid-1982, when crude oil and natural gas prices began to weaken. A particularly sharp decline in demand for these services occurred in 1986 because of the worldwide collapse in crude oil prices. Since this time and except during the occasional upturns, there have been substantially more drilling rigs available than necessary to meet demand in most operating and geographic segments of the domestic drilling industry. In addition to adverse effects that future declines in demand could have on the Company, ongoing movement or reactivation of onshore drilling rigs or new construction of drilling rigs could adversely affect rig utilization rates and pricing, even in an environment of stronger oil and natural gas prices and increased drilling activity. The Company cannot predict either the future level of demand for its contract drilling and other related services or future conditions in the oil and natural gas industry. The Company's rig utilization rate reached an all time high of approximately 91.5% in the third quarter of 1997, but has weakened since then due to the significant reduction in the price of crude oil during 1998 and the first half of 1999. Although there has been significant improvement in oil and natural gas prices since mid-1999, the Company expects such commodity prices to continue to be volatile and therefore to affect the financial condition and operations of the Company and its ability to access capital.

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

     Provisions for losses are made on incomplete contracts when losses become known or are anticipated.

     Inventories -- Inventories consist primarily of chemical products to be used in conjunction with the Company's contract drilling fluid activities. The inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out method.

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

     Property and equipment -- Property and equipment (other than oil and natural gas) -- Depreciation is provided on the straight-line method over the estimated useful lives as defined below. The Company incurred depreciation expense of approximately $11.7 million, $20.2 million and $22.0 million for the years ended December 31, 1997, 1998 and 1999, respectively.

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

     Oil and natural gas properties -- The Company follows the successful efforts method of accounting, using the field as its accumulation center for capitalized costs. Under the successful efforts method of accounting, costs which result directly in the discovery of oil and natural gas reserves and all development costs are capitalized. Exploration costs which do not result directly in discovering oil and natural gas reserves are charged to expense as incurred. The capitalized costs, consisting of lease and well equipment, lease acquisition costs and intangible development costs are depreciated, depleted and amortized on the units-of-production method, based on petroleum engineer estimates of recoverable proved developed oil and natural gas reserves of each respective field. The Company incurred depletion expense of approximately $4.8 million, $4.6 million and $2.7 million for the years ended December 31, 1997, 1998 and 1999, respectively.

     Impairment of long-lived assets -- In accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," net capitalized costs of long-lived assets, certain identifiable intangibles and goodwill in excess of estimated future net revenues are reduced to reflect an amount which is expected to be recovered through the future cash flows generated by the use of the related assets. Impairment of oil and natural gas properties is periodically assessed on a field basis as determined by an independent reserve engineer. The Company incurred approximately $355,000, $3.8 million and $275,000 of impairment to such properties for the years ended December 31, 1997, 1998 and 1999, respectively. Impairment to the Company's oil and natural gas properties was primarily attributable to a significant decline in the market price of crude oil and/or revisions to existing reserve estimates.

     Maintenance and repairs -- Maintenance and repairs are charged against operations. Renewals and betterments which extend the life or improve existing properties are capitalized.

     Retirements -- Upon disposition or retirement of property and equipment (other than oil and natural gas properties), the cost and related accumulated depreciation are removed and the gain or loss thereon, if any, is credited or charged to operations. The Company recognizes the gain or loss on the sale of either a part of a proved oil and natural gas property or an entire proved oil and natural gas property constituting a part of a field upon the sale or disposition of such. The unamortized cost of the property or group of properties, a part of which was sold or otherwise disposed of, is apportioned to the interest sold and the interest retained on the basis of the fair value of those interests.

                    PATTERSON ENERGY, INC. AND SUBSIDIARIES

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED)
     Intangible assets -- Intangible assets consist primarily of goodwill and covenants not to compete arising from business combinations (see Notes 2 and 5). The values assigned to intangible assets, based in part upon independent appraisals, are amortized on a straight line basis. Goodwill, representing the excess of the purchase price over the estimated fair value of the net assets of the acquired business, is amortized over the period of expected benefit of 15 years. Covenants not to compete are amortized over their contractual lives. Amortization expense charged to operations for the years ended December 31, 1997, 1998 and 1999 was approximately $942,452, $3.3 million and $3.6 million, respectively.

     Earnings per share -- The Company provides a dual presentation of its earnings per share; Basic Earnings per Share ("Basic EPS") and Diluted Earnings per Share ("Diluted EPS") in its Consolidated Statements of Operations. Basic EPS is based on the weighted average number of shares outstanding during the year. Diluted EPS includes common stock equivalents, which are dilutive to earnings per share. For the year ended December 31, 1997, the dilutive securities, consisting of certain stock options and warrants as described in
Note 10, were approximately 1.0 million. Dilutive securities of approximately
1.5 million and 2.4 million were excluded from the December 31, 1998 and 1999 calculations of Diluted EPS as a result of the Company's net loss for each of the years.

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

     Stock based compensation -- The Company grants stock options to employees and non-employee directors under stock-based incentive compensation plans, (the "Plans"). The Company applies Accounting Principles Board ("APB") Opinion 25 and related Interpretations in accounting for the Plans. In 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" ("SFAS No. 123") which, if fully adopted by the Company, would change the methods the Company applies in recognizing the cost of the Plans. Adoption of the cost recognition provisions of SFAS No. 123 is optional and the Company decided not to elect these provisions. However, pro forma disclosures as if the Company adopted the cost recognition provisions of SFAS No. 123 in 1995 are required by SFAS No. 123 and are presented in Note 10.

     Statement of cash flows -- For purposes of reporting cash flows, cash and cash equivalents include cash on hand, cash on deposit and unrestricted certificates of deposit with original maturities of 90 days or less.

     Recently Issued Accounting Standards -- The FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," ("SFAS No. 133") in June 1998. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including

                    PATTERSON ENERGY, INC. AND SUBSIDIARIES

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED) certain derivative instruments embedded in other contracts, and for hedging activities. This statement, as amended by SFAS No. 137, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The provisions of SFAS No. 133 are not expected to have a material impact on the Company's consolidated financial statements.

     Reclassifications -- Certain reclassifications have been made to the 1997 and 1998 consolidated financial statements in order for them to conform with the 1999 presentation. The reclassifications had no effect on net income (loss) or stockholders' equity for these years.

2. MERGER AND ACQUISITIONS

1999 ACQUISITION

     Padre Industries, Inc. -- On January 27, 1999, the Company completed the acquisition of five drilling rigs and other related equipment from a privately held, non-affiliated entity based in Corpus Christi, Texas. The purchase price consisted of 800,000 shares of the Company's stock at a guaranteed value of $5.00 per share. As part of the acquisition agreement, the Company had the option exercisable on February 1, 2000 to buy back 300,000 of the 800,000 shares at $5.50 per share. The Company exercised the option on February 1, 2000. The fair market value of the drilling rigs and related equipment was estimated and the purchase price of $4.0 million, representing the guaranteed value of the Company's common stock, was allocated among such assets.

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

Net assets acquired.........................................   $ 3,069
Goodwill....................................................     9,911
                                                               -------
     Total purchase price...................................   $12,980
                                                               =======

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

Net assets acquired.........................................  $31,565
Goodwill....................................................   10,680
                                                              -------
     Total purchase price...................................  $42,245
                                                              =======

                    PATTERSON ENERGY, INC. AND SUBSIDIARIES

2. MERGER AND ACQUISITIONS -- (CONTINUED)
     Tejas Drilling Fluids, Inc. -- On September 17, 1998, the Company acquired 100% of the outstanding stock of Tejas Drilling Fluids, Inc. ("Tejas"), a privately-owned, non-affiliated company based in Corpus Christi, Texas for $3.5 million cash and approximately $74,000 of other direct costs incurred relative to the transaction. The fair market values of the assets acquired were estimated and the purchase price, as of the date of acquisition, was allocated as follows (in thousands):

Net assets acquired.........................................  $  263
Goodwill....................................................   2,061
Covenants not to compete....................................   1,250
                                                              ------
     Total purchase price...................................  $3,574
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

Contract drilling assets....................................  $17,450
Goodwill....................................................   16,629
Covenants not to compete....................................    1,273
                                                              -------
     Total purchase price...................................  $35,352
                                                              =======

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

Contract drilling assets....................................  $16,541
Goodwill....................................................    7,269
Covenants not to compete....................................      401
                                                              -------
     Total purchase price...................................  $24,211
                                                              =======

     The aforementioned acquisitions completed during fiscal years 1997, 1998 and 1999 have been accounted for as purchases and the related results of operations and cash flows of the acquired entities have been included in the consolidated financial statements since their respective dates of acquisition.

                    PATTERSON ENERGY, INC. AND SUBSIDIARIES

3. CASH

     Included in cash as of December 31, 1998 and 1999 was approximately $1.4 million and $2.4 million, respectively, of monthly oil and natural gas sales to be distributed to revenue owners subsequent to year-end.

4. PROPERTY AND EQUIPMENT

     Property and equipment consisted of the following at December 31, 1998 and 1999 (in thousands):

                                                           1998       1999
                                                           ----       ----
Drilling rigs and related equipment....................  $199,331   $ 215,312
Producing oil and natural gas properties...............    27,856      32,962
Other equipment........................................     2,135       2,143
Buildings..............................................     3,953       4,226
Land...................................................     1,534       1,492
                                                         --------   ---------
                                                          234,809     256,135
Less accumulated depreciation and depletion............   (98,132)   (122,311)
                                                         --------   ---------
                                                         $136,677   $ 133,824
                                                         ========   =========

5. INTANGIBLE ASSETS

     Intangible assets consisted of the following at December 31, 1998 and 1999 (in thousands):

                                                             1998      1999
                                                             ----      ----
Goodwill..................................................  $46,482   $46,983
Covenants not to compete..................................    2,673     1,673
Other.....................................................      979       979
                                                            -------   -------
                                                             50,134    49,635
Less accumulated amortization.............................   (4,259)   (7,817)
                                                            -------   -------
                                                            $45,875   $41,818
                                                            =======   =======

6. ACCRUED EXPENSES

     Accrued expenses consisted of the following at December 31, 1998 and 1999 (in thousands):

                                                               1998     1999
                                                               ----     ----
Salaries, wages and related payroll taxes...................  $1,276   $2,318
Workers' compensation liability.............................   1,157    1,370
Sales taxes.................................................     472      359
Other.......................................................     265      385
                                                              ------   ------
                                                              $3,170   $4,432
                                                              ======   ======

                    PATTERSON ENERGY, INC. AND SUBSIDIARIES

7. NOTES PAYABLE

     Notes payable consisted of the following at December 31, 1998 and 1999 (in thousands):

                                                               1998      1999
                                                               ----      ----
Line of credit agreement with Norwest Bank Texas, N.A.
  providing for an advancing, non-revolving credit facility
  of $70.0 million, monthly payments of interest only at the
  London Interbank Offered Rate (LIBOR) plus 2.375% (7.921%
  at December 31, 1998) through May 1998 at which time the
  outstanding principal balance converted to a term loan
  with a maturity date of January 1, 2001 and a seven-year
  level principal amortization. The obligation was
  collateralized by certain accounts receivable, drilling
  rigs and other related drilling equipment.................  $55,714   $    --

Line of credit agreement with Transamerica Equipment
  Financial Services Corporation providing for an advancing, non-revolving credit facility of $60.0 million, monthly
  payments of interest only at LIBOR plus 3.51% (9.51% at
  December 31, 1999) through January 1, 2001 at which time
  the outstanding principal balance converts to a term loan
  with a maturity of January 1, 2006. The obligation is
  collateralized by drilling rigs and other related
  equipment.................................................       --    50,000

  Less current maturities...................................   (8,571)       --
                                                              -------   -------
                                                              $47,143   $50,000
                                                              =======   =======

     During December 1997, the Company entered into a line of credit agreement ("the Norwest Line") with Norwest Bank Texas, N.A. ("Norwest") which amended and restated its existing agreement that was entered into in June 1997. As amended, the Norwest Line provided for an advancing, non-revolving credit facility of $70.0 million. The Norwest Line was payable interest only at LIBOR plus 2.375% through May 31, 1998, at which time the outstanding principal balance of $60.0 million converted to a term loan with a January 1, 2001 maturity date and a seven year level principal amortization. During 1997 and 1998, the Company borrowed $23.25 million and $36.75 million, respectively, under the Norwest Line to fund acquisitions (see Note 2).

     On December 22, 1999, the Company entered into a credit agreement with Transamerica Equipment Financial Services Corporation (the "Transamerica Credit") providing for a non-revolving credit facility of $60.0 million. The terms of the credit agreement include payments of interest only through January 1, 2001 at which time the outstanding principal amount will convert to a term loan with a maturity date of January 1, 2006. The Company borrowed $50.0 million under the credit facility and paid, prior to maturity, principal and interest amounts outstanding, under the existing Norwest Line. As a result, the Company expensed approximately $123,000 of deferred financing costs associated with the Norwest Line. This amount was included in interest expense at December 31, 1999, as management does not consider the amount significant enough to warrant treatment as an extraordinary item.

     Five-year maturities of note payable -- Scheduled maturities of the Transamerica Credit for the periods subsequent to December 31, 1999, are as follows (in thousands):

2000........................................................   $    --
2001........................................................     9,167
2002........................................................    10,000
2003........................................................    10,000
2004........................................................    10,000
Thereafter..................................................    10,833
                                                               -------
          Total.............................................   $50,000
                                                               =======

                    PATTERSON ENERGY, INC. AND SUBSIDIARIES

7. NOTES PAYABLE -- (CONTINUED)
     The Transamerica Credit contains a number of representations, warranties and covenants, the breach of which, at the election of Transamerica, would accelerate the maturity date of the outstanding principal balance.

     The more restrictive covenants include:

        - Maintenance on a quarterly basis of a ratio of consolidated cash flow to the sum of all principal and interest payments and unfinanced capital expenditure costs during the measurement period of at least
          1.2 to 1.0;

        - Maintenance on an annual basis of a ratio of total liabilities to tangible net worth not to exceed 3.0 to 1.0;

        - Maintenance on an annual basis of a minimum tangible net worth of $80.0 million;

        - Without written consent of Transamerica, the Company cannot conduct any business not currently being conducted by the Company, nor liquidate, dissolve or merge into any other entity; and

        - The Company shall not pay, or authorize the payment of, any dividends on any stock, debenture or other security without the prior written consent of Transamerica.

     The estimated fair value of the Company's long-term debt obligations approximates its related carrying value because the underlying debt agreement bears interest at current market rates.

     A commercial bank has issued a letter of credit to the Company's workers' compensation insurance carrier on behalf of the Company in the amount of $150,000 which is fully collateralized by a certificate of deposit. Additionally, the Company maintains letters of credit in the aggregate amount of $230,289 with a bank for the benefit of an insurance company as collateral for retrospective premiums and retained losses which could become payable under the terms of the Company's insurance contract. These letters of credit expire in November 2000, but provide for an indefinite number of annual extensions of the expiration date and are fully collateralized by the Company's cash. No amounts have been drawn under the letters of credit.

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

     As a protection against these hazards, the Company maintains general liability insurance coverage of $2.0 million per occurrence with $2.0 million of aggregate coverage and excess liability and umbrella coverages up to $40.0 million per occurrence with a $40.0 million aggregate.

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

                    PATTERSON ENERGY, INC. AND SUBSIDIARIES

9. STOCKHOLDERS' EQUITY

     During June 1999, the Company issued 25,776 shares of its common stock as consideration for certain drilling equipment acquired from an unrelated entity. The common stock was recorded at $8.0625 per share, its fair market value on the date of purchase.

     On January 27, 1999, the Company issued 800,000 shares of its common stock as consideration for the Company's acquisition of the drilling assets of Padre Industries, Inc. The common stock was recorded at its guaranteed value of $5.00 per share, or an aggregate purchase price of $4.0 million. On February 1, 2000, the Company exercised its option to buy back 300,000 shares of its common stock previously issued in conjunction with this acquisition for $5.50 per share (see
Note 2).

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

                    PATTERSON ENERGY, INC. AND SUBSIDIARIES

10. STOCK OPTIONS AND WARRANTS -- (CONTINUED)
     Under the Stock Incentive Plan, the exercise price of incentive stock options must be at least equal to the fair market value of the stock on date of grant and the exercise price of non-incentive stock options may not be less than 80% of the fair market value on date of grant.

     Stock options covering a total of 2.8 million shares of common stock (net of any forfeitures and expirations as defined below) have been granted to date under the Stock Incentive Plan to three executive officers and various other employees of the Company. The outstanding options were variously granted since 1995. Each of the options has a 10-year term and the exercise prices were equal to the fair market value of the Company's common stock on the respective grant dates. The options granted to the employees vest either (i) 20% a year, beginning on the grant date and 20% for the next four anniversaries of the date of grant, (ii) 11.2% a year for the first five years, beginning on the grant date, and 22% on each of the next two anniversaries of the grant date, or (iii) 0.0% for the first year, approximately 4% for each of the next two anniversaries and 25% on each of the next four anniversaries of the date of grant. A total of 525,290 options granted under the Stock Incentive Plan have been exercised, 113,800 have been forfeited and 17,200 have expired as of December 31, 1999.

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

     Each of the plans provide that options may be granted to purchase shares at prices not less than the fair market value at date of grant. The exercise period is governed by option agreements, but in no event may the exercise period extend beyond ten years from the date of grant. Existing stock options and other employee incentive plans of Tucker became plans to purchase or receive common stock of the Company upon consummation of the merger of the Company and Tucker. At December 31, 1999, 8,288 options granted under the above mentioned plans were outstanding to purchase common stock of the Company, 1,184 options have been forfeited and 1,184 have expired as of December 31, 1999.

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

     As required by the Outside Directors' Plan, the exercise price of the options will be equal to the fair market value of the Company's common stock on the date of grant. Outside directors are automatically granted options to purchase 20,000 shares and an additional 4,000 shares for each subsequent year that they serve up to a maximum of 40,000 shares per director. Each option is exercisable one year after the date of grant and expires five years from the date of grant. The options become immediately exercisable in the event of a change of control (as defined in the Outside Directors' Plan) of the Company.

     The table below sets forth information regarding options granted under the Outside Directors' Plan. Each of the options are granted with an exercise price per share equal to fair market value on the grant date. A total

                    PATTERSON ENERGY, INC. AND SUBSIDIARIES

10. STOCK OPTIONS AND WARRANTS -- (CONTINUED) of 4,000 options granted under the Outside Directors' Plan have been forfeited and 32,000 options have been exercised as of December 31, 1999.

DATE GRANTED                       OPTIONS GRANTED                      EXERCISE PRICE/SHARE
------------                       ---------------                      --------------------
June 6, 1995.....................       40,000     ...................         $ 2.25
June 6, 1996.....................        8,000     ...................           4.31
July 30, 1996....................       20,000     ...................           4.38
June 6, 1997.....................        8,000     ...................          10.00
July 30, 1997....................        4,000     ...................          15.81
June 6, 1998.....................        8,000     ...................          11.06
July 30, 1998....................        4,000     ...................           7.38
June 6, 1999.....................        8,000     ...................          8.875
July 30, 1999....................        4,000     ...................          9.625
                                       -------
          Total options
            granted..............      104,000
                                       =======

     A summary of the status of the Company's stock options issued under the Stock Incentive Plan and the Outside Directors' Plan as of December 31, 1997, 1998 and 1999 and the changes during each of the three years then ended are presented below (in thousands):

                                           1997                          1998                          1999
                                ---------------------------   ---------------------------   ---------------------------
                                  NO. OF                        NO. OF                        NO. OF
                                SHARES OF       WEIGHTED      SHARES OF       WEIGHTED      SHARES OF       WEIGHTED
                                UNDERLYING      AVERAGE       UNDERLYING      AVERAGE       UNDERLYING      AVERAGE
                                 OPTIONS     EXERCISE PRICE    OPTIONS     EXERCISE PRICE    OPTIONS     EXERCISE PRICE
                                ----------   --------------   ----------   --------------   ----------   --------------
Outstanding at beginning of
  the year....................      732          $ 2.59         1,130          $ 9.47         1,475          $10.12
  Granted at the money........      648           14.76           515            9.79         1,144            3.75
                                  -----          ------         -----          ------         -----          ------
          Total granted.......    1,380            8.30         1,645            9.57         2,619            7.34
  Exercised...................      250            3.03           129            2.25           179            3.39
  Forfeited...................       --              --            30           12.47            83            5.30
  Expired.....................       --              --            11           13.26             6           12.34
                                  -----          ------         -----          ------         -----          ------
Outstanding at end of year....    1,130          $ 9.47         1,475          $10.12         2,351          $ 7.70
                                  =====          ======         =====          ======         =====          ======
Exercisable at end of year....      344          $ 6.83           563          $ 9.05           892          $ 9.34
                                  =====          ======         =====          ======         =====          ======
Weighted average fair value of
  options granted during the
  year........................                   $ 6.15                        $ 4.99                        $ 2.15
                                                 ======                        ======                        ======

     The following table summarizes information about stock options outstanding at December 31, 1999:

                                        OPTIONS OUTSTANDING
                          ------------------------------------------------
                                           WEIGHTED                               OPTIONS EXERCISABLE
                                            AVERAGE                          ------------------------------
                            NUMBER         REMAINING      WEIGHTED AVERAGE     NUMBER      WEIGHTED AVERAGE
                          OUTSTANDING   CONTRACTED LIFE    EXERCISE PRICE    EXERCISABLE   EXERCISE PRICES
                          -----------   ---------------   ----------------   -----------   ----------------
$1.81 to $5.00             1,209,210          3.12             $8.40           329,170          $ 3.02
$5.01 to $15.81            1,141,300         12.55             $7.95           562,500          $13.03
                           ---------         -----             -----           -------          ------
                           2,350,510          7.70             $8.18           891,670          $ 9.34
                           =========         =====             =====           =======          ======

The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for grants in 1995, 1996, 1997 and 1998 respectively; dividend yield of 0.00%; risk-free interest rates are different for each grant and range from

                    PATTERSON ENERGY, INC. AND SUBSIDIARIES

10. STOCK OPTIONS AND WARRANTS -- (CONTINUED)
4.98% to 6.60%; the expected term is 5 years; and a volatility of 38.68% for all 1995 and 1996 grants, 35.97% for all 1997 grants, 51.08% for all 1998 grants and 61.97% for all 1999 grants.

     Public Relations Services Stock Options -- In June 1999, the Company issued options covering a total of 50,000 shares of common stock at an exercise price of $8.0625 per share to a consultant as partial compensation for public relations services rendered to the Company. The options granted to the consultant have an exercise price equal to the fair market value of the stock at date of grant. The options were fully exercisable upon grant date. The Company accounted for the option grant in accordance with SFAS No. 123, and as such, a charge for stock compensation expense of $250,000, which represents the fair value of the options on the date of grant, is included in general and administrative expenses for the year ended December 31, 1999.

     Pro Forma Stock-Based Compensation Disclosure -- Had the compensation cost for the Company's stock-based compensation plan been determined consistent with SFAS No. 123, the Company's net income (loss) and net income (loss) per common share for 1997, 1998 and 1999 would approximate the pro forma amounts below:

                                        DECEMBER 31, 1997    DECEMBER 31, 1998     DECEMBER 31, 1999
                                        ------------------   ------------------   -------------------
                                           AS        PRO        AS        PRO        AS        PRO
                                        REPORTED    FORMA    REPORTED    FORMA    REPORTED    FORMA
                                        --------    -----    --------    -----    --------    -----
SFAS No. 123 charge net of income
  tax.................................  $    --    $ 1,329    $   --    $ 1,817   $    --    $  2,178
APB 25 charge.........................  $    --    $    --    $   --    $    --   $    --          --
Net income (loss).....................  $22,242    $20,913    $ (325)   $(2,142)  $(9,127)   $(11,305)
                                        =======    =======    ======    =======   =======    ========
Net income (loss) per common share:
  Basic...............................  $  0.78    $  0.73    $(0.01)   $ (0.07)  $ (0.28)   $  (0.35)
                                        =======    =======    ======    =======   =======    ========
  Diluted.............................  $  0.75    $  0.71    $(0.01)   $ (0.07)  $ (0.28)   $  (0.35)
                                        =======    =======    ======    =======   =======    ========

     The effects of applying SFAS No. 123 in this pro forma disclosure are not indicative of future amounts. SFAS No. 123 does not apply to awards prior to 1995.

     Stock Purchase Warrants -- In May 1995, the Company issued 300,000 warrants exercisable at $2.25 per share as partial consideration for the purchase of three drilling rigs and related equipment. The warrants were exercisable upon issuance and would have expired on December 31, 1997. During November 1997, the Company registered certain securities with the Commission on a Form S-3 Registration Statement which included the aforementioned 300,000 shares upon exercise of the underlying warrants.

                    PATTERSON ENERGY, INC. AND SUBSIDIARIES

10. STOCK OPTIONS AND WARRANTS -- (CONTINUED)
     Tabular Summary -- The following table summarizes information regarding the Company's stock options and warrants granted under the provisions of the aforementioned plans: as well as stock options and warrants issued pursuant to certain transactions described in Notes 2 and 9:

                                                                WEIGHTED AVERAGE
GRANTED                                              SHARES      EXERCISE PRICE
-------                                              ------     ----------------
  1997............................................  1,448,000        $11.02
  1998............................................    515,000          9.79
  1999............................................  1,193,800          3.93
EXERCISED
  1997............................................  1,808,720        $ 4.88
  1998............................................    132,720          2.31
  1999............................................    178,770          3.39
SURRENDERED
  1997............................................      1,184        $ 2.07
  1998............................................     43,568         12.10
  1999............................................     89,800          5.80
OUTSTANDING AT YEAR END
  1997............................................  1,144,856        $ 9.37
  1998............................................  1,483,568         10.08
  1999............................................  2,408,798          7.69
EXERCISABLE AT YEAR END
  1997............................................    347,800        $ 6.78
  1998............................................    573,936          8.96
  1999............................................    949,958          9.21

11. LEASES

     The Company incurred rent expense, consisting primarily of daily rental charges for the use of drilling equipment, of $5.0 million, $4.3 million and $2.5 million, for the periods ended December 31, 1997, 1998 and 1999, respectively. The Company's obligations under non-cancelable operating lease agreements are not material to the Company's operations.

12. INCOME TAXES

     The provision for income taxes for the years ended December 31, 1997, 1998 and 1999 consists of the following (in thousands):

                                                   1997      1998      1999
                                                   ----      ----      ----
Federal income tax expense (benefit):
  Current.......................................  $ 9,444   $(6,358)  $ 2,767
  Deferred......................................    2,420     6,451    (7,108)
                                                  -------   -------   -------
                                                   11,864        93    (4,341)
State income tax expense:
  Current.......................................      909        --        --
  Deferred......................................       93        --        --
                                                  -------   -------   -------
Total income tax expense (benefit)..............  $12,866   $    93   $(4,341)
                                                  =======   =======   =======

                    PATTERSON ENERGY, INC. AND SUBSIDIARIES

12. INCOME TAXES -- (CONTINUED)
     The effective income tax rate varies from the Federal statutory rate as follows for the years ended December 31, 1997, 1998 and 1999:

                                                      1997     1998      1999
                                                      ----     ----      ----
Statutory tax rate..................................  35.0%      34.0%   34.0%
Nondeductible amortization..........................    --    (102.75)   (2.2)
Statutory depletion in excess of basis..............  (1.1)     44.29     0.8
State income taxes..................................   2.9         --      --
Non-deductible expenses.............................    --     (12.83)   (0.3)
Other, net..........................................  (0.2)      (2.8)   (0.1)
                                                      ----    -------    ----
Effective tax rate..................................  36.6%    (40.09)%  32.2%
                                                      ====    =======    ====

     In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. The Company expects the deferred tax assets at December 31, 1999 to be realized as a result of the reversal during the carryforward period of existing taxable temporary differences giving rise to deferred tax liabilities and the generation of taxable income in the carryforward period.

     The tax effect of significant temporary differences representing deferred tax assets and liabilities and changes therein were as follows (in thousands):

                             JANUARY 1,     NET     DECEMBER 31,     NET     DECEMBER 31,     NET     DECEMBER 31,
                                1997      CHANGE        1997       CHANGE        1998       CHANGE        1999
                             ----------   ------    ------------   ------    ------------   ------    ------------
Deferred tax assets:
  Net operating loss
    carryforwards..........   $ 2,411     $(1,195)     $1,216      $   218     $  1,434     $10,294     $ 11,728
  Investment tax credit
    carryforwards..........       375          --         375           --          375          --          375
AMT credit carryforwards...       282          --         282           --          282       2,933        3,215
Depletion carryforwards....       394        (394)         --           --           --          --           --
Other......................       254         796       1,050           78        1,128          23        1,151
                              -------     -------      ------      -------     --------     -------     --------
                                3,716        (793)      2,923          296        3,219      13,250       16,469
Valuation allowance........        --          --          --           --           --          --           --
                              -------     -------      ------      -------     --------     -------     --------
Deferred tax assets........     3,716        (793)      2,923          296        3,219      13,250       16,469
Deferred tax liabilities:
  Property and equipment
    basis difference.......    (2,329)     (1,553)     (3,882)      (7,335)     (11,217)     (5,976)     (17,193)
                              -------     -------      ------      -------     --------     -------     --------
    Net deferred tax asset
      (liability)..........   $ 1,387     $(2,346)     $ (959)     $(7,039)    $ (7,998)    $ 7,274     $   (724)
                              =======     =======      ======      =======     ========     =======     ========

     For tax return purposes, the Company had tax NOL carryforwards of approximately $34.5 million at December 31, 1999. If unused, the aforementioned tax NOL carryforwards will expire in various amounts in years 2004 to 2019.

                    PATTERSON ENERGY, INC. AND SUBSIDIARIES

12. INCOME TAXES -- (CONTINUED)
     During 1995, the Company's NOL carryforwards became subject to an annual limitation due to a change of over 50% in the stock ownership of the Company as defined in Internal Revenue Service Code Section 382(g). The NOL carryforwards that can be utilized to offset net income in any year will be equal to approximately $3.3 million plus any unused benefit from the prior year. The NOL limitation is determined by the value of Patterson's equity on August 2, 1995, the day prior to the ownership change, times 5.88%, the Federal long-term exempt rate on that date as published by the U.S. Treasury Department, or $1.8 million, and approximately $1.5 million which is determined by the value of Tucker's equity on July 29, 1996, the day prior to consummation of the Merger, times 5.78%, the Federal long-term exempt rate on that date. At December 31, 1999, approximately $4.2 million of NOL carryforwards were subject to the NOL limitation.

13. EMPLOYEE BENEFITS

     Effective January 1, 1992, the Company established a 401(k) profit sharing plan for all eligible employees. Company contributions are discretionary. In March 1998, the Company contributed $519,559 to the plan. The amount of the contribution was included in accrued expenses at December 31, 1997. No matching contribution was accrued or paid by the Company for the 1998 and 1999 fiscal years.

14. BUSINESS SEGMENTS

     The Company conducts its business through three distinct operating activities: contract drilling of oil and natural gas wells, oil and natural gas exploration, development, acquisition and production and, to a lesser degree, providing drilling fluid services to operators in the oil and natural gas industry. Although the drilling fluid operations do not meet the quantitative thresholds to warrant disclosure as a business segment, management of the Company considers its drilling fluid operations an integral part of its business.

     Contract Drilling Services. The Company markets its contract drilling services to major oil companies and independent oil and natural gas producers. The Company owns 119 drilling rigs, 114 of which are currently operable. Currently, 90 of the operable drilling rigs are based in Texas (53 in west Texas, 22 in south Texas, 11 in east Texas and four in north Texas), 10 are based in southeast New Mexico, four in Oklahoma, four in Louisiana, three in Utah, two in Mississippi, and one in Alabama. The drilling rigs have rated maximum depth capabilities ranging from 8,000 feet to 25,000 feet.

     Oil and Natural Gas Operations. The Company has been engaged in the development, exploration, acquisition and production of oil and natural gas since 1982. The Company's oil and natural gas activities are designed to complement its land drilling operations and diversify the Company's overall business strategy. These activities are primarily focused in mature producing regions in the Permian Basin and south Texas. Oil and natural gas operations comprised approximately 6% of the Company's consolidated operating revenues for the year ended December 31, 1999. The Company's business strategy for its oil and natural gas operations is to increase its oil and natural gas reserves primarily through developmental and exploratory drilling in producing areas. At December 31, 1999, the Company's proved developed reserves were approximately
1.9 million BOE and had a present value (discounted at 10% before income taxes) of estimated future net revenues of approximately $17.2 million. The industry's significantly reduced commodity prices, primarily the price of crude oil, have had a negative impact on the valuation of the Company's oil and natural gas reserves. For each of the years ended December 31, 1997, 1998 and 1999, the Company incurred approximately $355,000, $3.8 million and $275,000, respectively, of impairment charge to its oil and natural gas properties.

     Drilling Fluid Services. The Company provides contract drilling fluid services to numerous operators in the oil and natural gas industry. Operating revenues derived from these activities constitute approximately 8% of the Company's consolidated operating revenues. Patterson believes that these contract services integrate well with its other core operating activities. The drilling fluid operations were added by the Company during

                    PATTERSON ENERGY, INC. AND SUBSIDIARIES

14. BUSINESS SEGMENTS -- (CONTINUED)
1998 with its acquisitions of Lone Star Mud, Inc. during January 1998 and Tejas Drilling Fluids, Inc. in September 1998 and have operations in Texas, New Mexico, Oklahoma and Colorado.

                                                                       DECEMBER 31,
                                                              ------------------------------
                                                                1997       1998       1999
                                                                ----       ----       ----
Revenues:
  Contract drilling.........................................  $178,332   $165,997   $131,287
  Oil and natural gas.......................................    12,445      7,170      8,563
  Drilling fluids...........................................        --     13,397     11,686
                                                              --------   --------   --------
          Total revenues....................................  $190,777   $186,564   $151,536
                                                              ========   ========   ========
Income (loss) from operations:
  Contract drilling.........................................  $ 32,745   $  9,329   $(10,283)
  Oil and natural gas.......................................     2,352     (6,217)     1,874
  Drilling fluids...........................................        --        360     (1,403)
                                                              --------   --------   --------
                                                                35,097      3,472     (9,812)
  Interest income...........................................     1,056        767        445
  Interest expense..........................................    (1,045)    (4,471)    (4,101)
                                                              --------   --------   --------
  Income (loss) before income taxes.........................  $ 35,108   $   (232)  $(13,468)
                                                              ========   ========   ========
Identifiable assets:
  Contract drilling.........................................  $162,726   $185,237   $167,599
  Oil and natural gas.......................................    23,777     15,411      6,644
  Drilling fluids...........................................        --     20,063     13,577
  Corporate(a)..............................................    16,697     15,894     55,855
                                                              --------   --------   --------
Total assets................................................  $203,200   $236,605   $243,675
                                                              ========   ========   ========
Depreciation, depletion and amortization:
  Contract drilling.........................................  $ 12,541   $ 22,416   $ 24,417
  Oil and natural gas.......................................     4,956      4,780      2,674
  Drilling fluids...........................................        --        895      1,065
                                                              --------   --------   --------
Total depreciation, depletion and amortization..............  $ 17,497   $ 28,091   $ 28,156
                                                              ========   ========   ========
Capital expenditures:
  Contract drilling.........................................  $ 74,495   $ 67,471   $ 17,917
  Oil and natural gas.......................................     9,766      7,734      5,260
  Drilling fluids...........................................        --      4,396        195
                                                              --------   --------   --------
Total capital expenditures..................................  $ 84,261   $ 79,601   $ 23,372
                                                              ========   ========   ========

---------------

(a) Corporate assets primarily include cash on hand managed by the parent corporation and certain deferred Federal income tax assets.

                    PATTERSON ENERGY, INC. AND SUBSIDIARIES

15. OIL AND NATURAL GAS EXPENDITURES

     Gross oil and natural gas expenditures by the Company for the years ended December 31, 1997, 1998 and 1999 are summarized below (in thousands):

                                                          DECEMBER 31,
                                                   --------------------------
                                                    1997      1998     1999
                                                    ----      ----     ----
Property acquisition costs.......................  $ 2,577   $1,585   $ 2,185
Exploration costs................................    7,680    6,510     7,178
Development costs................................    2,412    1,126     2,061
                                                   -------   ------   -------
                                                   $12,669   $9,221   $11,424
                                                   =======   ======   =======

     The aggregate amount of capitalized costs of oil and natural gas properties as of December 31, 1998 and 1999 is comprised of the following (in thousands):

                                                             DECEMBER 31,
                                                          -------------------
                                                            1998       1999
                                                            ----       ----
Proved properties.......................................  $ 27,856   $ 32,962
Accumulated depreciation, depletion and amortization....   (21,809)   (24,893)
                                                          --------   --------
Net proved properties...................................  $  6,047   $  8,069
                                                          ========   ========

16. CONCENTRATIONS OF CREDIT RISK

     Financial instruments, which potentially subject the Company to concentrations of credit risk, consist primarily of demand deposits, temporary cash investments and trade receivables.

     The Company believes that it places its demand deposits and temporary cash investments with high credit quality financial institutions. At December 31, 1998 and 1999, the Company's demand deposits and temporary cash investments consisted of the following (in thousands):

                                                             1998      1999
                                                             ----      ----
Deposit in FDIC and SIPC-insured institutions under
  $100,000 and cash on hand...............................  $ 1,755   $ 1,361
Deposit in FDIC and SIPC-insured institutions over
  $100,000 and cash on hand...............................   11,097    11,146
                                                            -------   -------
                                                             12,852    12,507
Less outstanding checks and other reconciling items.......   (3,866)   (3,715)
                                                            -------   -------
Cash and cash equivalents.................................  $ 8,986   $ 8,792
                                                            =======   =======

     Concentrations of credit risk with respect to trade receivables are primarily focused on contract drilling receivables. The concentration is mitigated by the diversification of customers for which the Company provides drilling services. No significant losses from individual contracts were experienced during the years ended December 31, 1997, 1998 and 1999. Included in general and administrative expense for the periods ended December 31, 1997 and 1998 are provisions for doubtful receivables of $122,069 and $90,000, respectively.

     The carrying values of cash and cash equivalents, marketable securities and trade receivables approximate fair value due to the short-term maturity of these assets.

                    PATTERSON ENERGY, INC. AND SUBSIDIARIES

17. RELATED PARTY TRANSACTIONS

     Use of Assets -- The Company leases a 1981 Beech King-Air 90 airplane owned by an affiliate of the Company's Chairman of the Board/Chief Executive Officer. Under the terms of the lease, the Company pays a monthly rental of $9,200 and its proportionate share of the costs of fuel, insurance, taxes and maintenance of the aircraft. The Company paid approximately $171,803, $211,495 and $222,583 for the lease of the airplane during 1997, 1998 and 1999, respectively.

     Contract Drilling Services -- A company owned in part by a relative of the Chairman of the Board/Chief Executive Officer, contracted drilling services from the Company during 1997 and 1999. Revenues for 1997 and 1999 were approximately $1.4 million and $275,642 respectively, for these services.

     Sales of Oil -- A company owned in part by a relative of the Chairman of the Board/Chief Executive Officer, acted as the first purchaser of oil produced from leases operated by the Company during 1997, 1998 and 1999. Sales of oil to that entity, both royalty and working interest (including the Company) were approximately $12.9 million, $8.1 million and $8.4 million for 1997, 1998 and 1999, respectively.

     Joint Operation of Oil and Natural Gas Properties -- The Company operates certain oil and natural gas properties in which the Chairman of the Board/Chief Executive Officer, the President/Chief Operating Officer and other persons or entities related to the Company purchased a joint interest ownership with the Company and other industry partners. The Company made oil and natural gas production payments (net of royalty) of $10.5 million, $6.9 million and $6.1 million from these properties in 1997, 1998 and 1999, respectively, to the aforementioned persons or entities. These persons or entities reimbursed the Company for joint operating costs of $12.8 million, $7.4 million and $5.9 million in 1997, 1998 and 1999, respectively.

18. SUBSEQUENT EVENT

     On February 4, 2000, Patterson Energy, Inc. executed an Agreement in Principle whereby Patterson would acquire High Valley Drilling, Inc. Consideration for the acquisition will include 1,150,000 unregistered shares of Patterson's common stock valued at $18 per share and three-year warrants to acquire an additional 127,000 shares at an exercise price of $22.00 per share.

19. SUPPLEMENTARY OIL AND NATURAL GAS RESERVE INFORMATION AND RELATED DATA (UNAUDITED)

     The following table sets forth information with respect to quantities of net proved developed oil and natural gas reserves and changes in those reserves for the years ended December 31, 1997, 1998 and 1999. The quantities were estimated by an independent petroleum engineer. The Company's proved developed oil and natural gas reserves are located entirely within the United States.

     ESTIMATES OF RESERVES AND PRODUCTION PERFORMANCE ARE SUBJECTIVE AND MAY CHANGE MATERIALLY AS ACTUAL PRODUCTION INFORMATION BECOMES AVAILABLE.

                    PATTERSON ENERGY, INC. AND SUBSIDIARIES

19. SUPPLEMENTARY OIL AND NATURAL GAS RESERVE INFORMATION AND RELATED DATA (UNAUDITED) -- (CONTINUED)
OIL AND NATURAL GAS RESERVE QUANTITIES

                                                       OIL (BBLS)      GAS (MCF)
                                                       ----------      ---------
                                                            (IN THOUSANDS)
Estimated quantity, January 1, 1997..................    1,062           7,627
Revision in previous estimates.......................      193            (973)
Extensions, discoveries and other additions..........      411             294
Purchases............................................       --              --
Sales of reserves-in-place...........................     (336)         (2,003)
Production...........................................     (385)         (1,157)
                                                         -----          ------
Estimated quantity, January 1, 1998..................      945           3,788
Revision in previous estimates.......................      140            (596)
Extensions, discoveries and other additions..........      146           1,100
Purchases............................................       --              --
Sales of reserves-in-place...........................       (1)             (7)
Production...........................................     (284)           (795)
                                                         -----          ------
Estimated quantity, January 1, 1999..................      946           3,490
Revision in previous estimates.......................     (169)            287
Extensions, discoveries and other additions..........      683           1,358
Purchases............................................       --              --
Sales of reserves-in-place...........................       --              --
Production...........................................     (255)         (1,017)
                                                         -----          ------
Estimated quantity, January 1, 2000..................    1,205           4,118
                                                         =====          ======

RESULTS OF OPERATIONS FOR OIL AND NATURAL GAS PRODUCING ACTIVITIES

                                                               YEAR ENDED DECEMBER 31,
                                                              --------------------------
                                                               1997      1998      1999
                                                               ----      ----      ----
                                                                    (IN THOUSANDS)
Oil and natural gas sales...................................  $10,773   $ 5,641   $6,834
Gain (loss) on sale of oil and natural gas properties.......      803        68        9
                                                              -------   -------   ------
                                                               11,576     5,709    6,843
                                                              -------   -------   ------
Costs and expenses:
  Production costs..........................................    2,274     1,924    1,720
  Exploration expenses......................................    2,128     1,752      780
  Depreciation, depletion and amortization..................    4,956     4,780    2,674
  Impairment of oil and natural gas properties..............      355     3,816      275
  Income tax expense (benefit)..............................      633    (2,231)     533
                                                              -------   -------   ------
                                                               10,346    10,041    5,982
                                                              -------   -------   ------
Results of operations for oil and natural gas producing
  activities................................................  $ 1,230   $(4,332)  $  861
                                                              =======   =======   ======

STANDARDIZED MEASURE OF FUTURE NET CASH FLOWS OF PROVED DEVELOPED OIL AND NATURAL GAS RESERVES, DISCOUNTED AT 10% PER ANNUM

                    PATTERSON ENERGY, INC. AND SUBSIDIARIES

19. SUPPLEMENTARY OIL AND NATURAL GAS RESERVE INFORMATION AND RELATED DATA (UNAUDITED) -- (CONTINUED)

                                                    YEAR ENDED DECEMBER 31,
                                                  ---------------------------
                                                   1997      1998      1999
                                                   ----      ----      ----
                                                        (IN THOUSANDS)
Future gross revenues...........................  $23,933   $16,451   $39,024
Future development and production costs.........   (8,921)   (7,219)  (14,283)
Future income tax expense (a)...................   (3,679)   (1,929)   (7,392)
                                                  -------   -------   -------
Future net cash flows...........................   11,333     7,303    17,349
Discount at 10% per annum.......................   (2,710)   (1,953)   (5,267)
                                                  -------   -------   -------
Standardized measure of discounted future net
  cash flows....................................  $ 8,623   $ 5,350   $12,082
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

CHANGES IN THE STANDARDIZED MEASURE OF NET CASH FLOWS OF PROVED DEVELOPED OIL AND GAS RESERVES DISCOUNTED AT
  10% PER ANNUM

                                                                YEAR ENDED DECEMBER 31,
                                                              ---------------------------
                                                               1997      1998      1999
                                                               ----      ----      ----
                                                                    (IN THOUSANDS)
Standardized measure at beginning of year...................  $13,300   $ 8,623   $ 5,350
Sales and transfers of oil and gas produced, net of
  production costs..........................................   (5,195)   (2,773)   (3,696)
Net changes in sales price and future production and
  development costs.........................................    1,347    (5,056)    3,177
Extensions, discoveries and improved recovery, less related
  costs.....................................................    5,061     3,018     3,711
Sales of minerals-in-place..................................   (4,775)       (9)       --
Revision of previous quantity estimates.....................   (1,024)     (804)    6,872
Accretion of discount.......................................    1,922     1,193       709
Changes in production rates and other.......................      231      (224)    1,614
Net change in income taxes..................................   (2,244)    1,382    (5,655)
                                                              -------   -------   -------
Standardized measure at end of year.........................  $ 8,623   $ 5,350   $12,082
                                                              =======   =======   =======

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Patterson Energy, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          PATTERSON ENERGY, INC.

Date: March 30, 2000                      By:     /s/ CLOYCE A. TALBOTT

                                            ------------------------------------
                                                     Cloyce A. Talbott
                                              Chairman of the Board and Chief
                                                     Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of Patterson Energy, Inc. and in the capacities indicated as of March 30, 1999.

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

                 /s/ A. GLENN PATTERSON                          President, Chief Operating Officer and
--------------------------------------------------------         Director
                   A. Glenn Patterson

                 /s/ JONATHAN D. NELSON                          Vice President -- Finance, Chief
--------------------------------------------------------         Financial Officer, Secretary and
                   Jonathan D. Nelson                            Treasurer
             (Principal Accounting Officer)

                   /s/ ROBERT C. GIST                            Director
--------------------------------------------------------
                     Robert C. Gist

               /s/ SPENCER D. ARMOUR, III                        Director
--------------------------------------------------------
                 Spencer D. Armour, III

               /s/ VINCENT A. ROSSI, JR.                         Director
--------------------------------------------------------
                 Vincent A. Rossi, Jr.

                                 EXHIBIT INDEX

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
          2.1            Plan and Agreement of Merger dated October 14, 1993, between
                         Patterson Energy, Inc., a Texas corporation, and Patterson
                         Energy, Inc., a Delaware corporation, together with related
                         Certificates of Merger.(1)
          2.2            Agreement and Plan of Merger, dated April 22, 1996 among
                         Patterson Energy, Inc., Patterson Drilling Company and
                         Tucker Drilling Company, Inc.(2)
          2.2.1          Amendment to Agreement and Plan of Merger, dated May 16,
                         1996 among Patterson Energy, Inc., Patterson Drilling
                         Company and Tucker Drilling Company, Inc.(3)
          2.3            Asset Purchase Agreement, dated June 4, 1997, among
                         Patterson Energy Inc., Patterson Drilling Company and
                         Wes-Tex Drilling Company.(3)
          2.3.1          Amendment to Asset Purchase Agreement, dated June 4, 1997, among Patterson Energy Inc., Patterson Drilling Company and
                         Wes-Tex Drilling Company.(5)
          2.4            Agreement and Plan of Merger, dated January 20, 1998, among
                         Patterson Energy, Inc., Patterson Onshore Drilling Company
                         and Robertson Onshore Drilling Company.(7)
          2.5            Stock Purchase Agreement, dated January 5, 1998, among
                         Patterson Energy, Inc., Spencer D. Armour, III. And Richard
                         G. Price.(19)
          2.6            Stock Purchase Agreement, dated September 17, 1998, among
                         Lone Star Mud, Inc. and Mark Campbell (shareholder of Tejas
                         Drilling Fluids, Inc.).(4)
          2.7            Asset Purchase Agreement, dated January 27, 1999, among
                         Patterson Energy, Inc., Patterson Drilling Company and Padre
                         Industries, Inc.(4)
          3.1            Restated Certificate of Incorporation.(8)
          3.1.1          Certificate of Amendment to the Certificate of
                         Incorporation.(9)
          3.2            Bylaws.(1)
          4.1            Excerpt from Restated Certificate of Incorporation of
                         Patterson Energy, Inc. regarding authorized Common Stock and
                         Preferred Stock.(10)
         10.1            Loan and Security Agreement dated December 21, 1999 among
                         Patterson Drilling Company and Transamerica Equipment
                         Financial Services Corporation.
         10.1.1          Promissory Note dated December 21, 1999 between Patterson
                         Drilling Company and Transamerica Equipment Financial
                         Services Corporation.
         10.1.2          Corporate guarantees of Lone Star Mud, Inc. and Patterson
                         Energy, Inc.
         10.2            Aircraft Lease, dated December 20, 1999, (effective January
                         1, 2000) between Talbott Aviation, Inc. and Patterson
                         Energy, Inc.
         10.3            Participation Agreement, dated October 19, 1994, between
                         Patterson Petroleum Trading Company, Inc. and BHT Marketing,
                         Inc.(12)
         10.3.1          Participation Agreement dated October 24, 1995, between
                         Patterson Petroleum Trading Company, Inc. and BHT Marketing,
                         Inc.(13)
         10.4            Crude Oil Purchase Contract, dated October 19, 1994, between
                         Patterson Petroleum, Inc. and BHT Marketing, Inc.(14)
         10.4.1          Crude Oil Purchase Contract, dated October 24, 1995, between
                         Patterson Petroleum, Inc. and BHT Marketing, Inc.(13)
         10.5            Patterson Energy, Inc. 1993 Stock Incentive Plan, as
                         amended.(15)

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
         10.6            Patterson Energy, Inc. Non-Employee Directors' Stock Option
                         Plan, as amended.(16)
         10.7            Model Form Operating Agreement.(17)
         10.8            Form of Drilling Bid Proposal and Footage Drilling
                         Contract.(17)
         10.9            Form of Turnkey Drilling Agreement.(17)
         21.1            Subsidiaries of the registrant.
         23.1            Consent of Independent Accountants -- PricewaterhouseCoopers
                         LLP.
         23.2            Consent of Independent Petroleum Engineer -- M. Brian
                         Wallace, P.E.
         27.1            Financial Data Schedule as of December 31, 1999 and for the
                         twelve months then ended.

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

 (2) Incorporated by reference to Item 7, "Financial Statements and Exhibits" to Form 8-K dated April 22, 1996 and filed on April 30, 1996.

 (3) Incorporated by reference to Item 7, "Financial Statements and Exhibits" to Form 8-K dated May 16, 1996 and filed on May 22, 1996.

 (4) Incorporated herein by reference to Item 14, "Exhibits, Financial Statement Schedules and Reports on Form 8-K" to Form 10-K for the year ended December 31, 1998.

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