Form 10-Q
period 2000-03-31
PATTERSON ENERGY INC
filed 2000-05-15
CIK 889900

--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

    [x]    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended March 31, 2000

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

            P.O. BOX 1416, 4510 LAMESA HIGHWAY, SNYDER, TEXAS, 79550
            (Address of principal executive offices)          (Zip Code)

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

                                 Yes [x] No [ ]

As of May 11, 2000 the issuer had outstanding 32,794,880 shares of common stock, $0.01 par value, its only class of voting stock.


--------------------------------------------------------------------------------

                     PATTERSON ENERGY, INC. AND SUBSIDIARIES

                                      INDEX

                                                                                                      PAGE
Report of Independent Accountants................................................................       3

Part I - Financial Information

      Item 1.     Financial Statements

                      Unaudited condensed consolidated balance sheets............................       4

                      Unaudited condensed consolidated statements of operations..................       6

                      Unaudited condensed consolidated statement of stockholders' equity.........       7

                      Unaudited condensed consolidated statements of cash flows..................       8

                      Notes to unaudited condensed consolidated financial statements.............      10

      Item 2.     Management's Discussion and Analysis of Financial Condition and
                      Results of Operations......................................................      13

      Item 3.     Quantitative and Qualitative Disclosures About Market Risk.....................      15

Cautionary Statement for Purposes of the "Safe Harbor"
      Provisions of the Private Securities Litigation Reform Act of 1995.........................      16

Part II - Other Information

      Item 6.     Exhibits and Reports on Form 8-K...............................................      17

Signatures.......................................................................................      21

                        REPORT OF INDEPENDENT ACCOUNTANTS

The Board of Directors and Stockholders
of Patterson Energy, Inc.:

We have reviewed the accompanying condensed consolidated balance sheet of Patterson Energy, Inc. and its subsidiaries as of March 31, 2000 and the related condensed consolidated statements of operations and of cash flows for each of the three month periods ended March 31, 2000 and 1999 and the related condensed consolidated statement of stockholders' equity for the three month period ended March 31, 2000. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical review procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying condensed consolidated financial statements for them to be in conformity with accounting principles generally accepted in the United States.

We previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet as of December 31, 1999, and the related consolidated statements of operations and of cash flows for the year then ended (not presented herein), and in our report dated February 24, 2000, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet information as of December 31, 1999 is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.




/s/ PricewaterhouseCoopers LLP

Dallas, Texas
May 15, 2000

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

                     PATTERSON ENERGY, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS


                                   (Unaudited)



                                                                 December 31,     March 31,
                                                                     1999           2000
                                                                 ------------   ------------
                                                                    (in thousands, except
                                                                         share data)
Current assets:
    Cash and cash equivalents ................................   $      8,792   $     10,455
    Accounts receivable:
       Trade, less allowance for doubtful accounts of $365,000
        at December 31, 1999 and March 31, 2000 ..............         41,571         50,151
       Oil and natural gas sales .............................            803            879
    Costs of uncompleted drilling contracts in
       excess of related billings ............................             87             44
    Inventory ................................................          1,970          1,754
    Deferred income taxes ....................................            964          1,192
    Undeveloped oil and natural gas properties held for resale          2,658          3,396
    Other current assets .....................................          1,919          2,714
                                                                 ------------   ------------
        Total current assets .................................         58,764         70,585
Property and equipment, at cost, net .........................        133,824        142,538
Intangible assets, net .......................................         41,818         41,077
Other assets .................................................          1,851          2,751
                                                                 ------------   ------------
        Total assets .........................................   $    236,257   $    256,951
                                                                 ============   ============



    The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                     PATTERSON ENERGY, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS - CONTINUED

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                   (Unaudited)


                                                                    December 31,      March 31,
                                                                        1999            2000
                                                                    ------------    ------------
                                                                 (in thousands, except share data)
Current liabilities:
    Current maturities of notes payable .........................   $         --    $      2,073
    Accounts payable:
       Trade ....................................................         23,676          29,288
       Revenue distribution .....................................          2,407           3,058
       Other ....................................................          1,201           1,620
    Accrued federal income taxes payable ........................             --             700
    Accrued expenses ............................................          4,432           6,187
                                                                    ------------    ------------
        Total current liabilities ...............................         31,716          42,926
                                                                    ------------    ------------

Deferred income taxes, net ......................................          1,688           1,646
Deferred liabilities ............................................             65              59
Notes payable, less current maturities ..........................         50,000          57,835
                                                                    ------------    ------------
                                                                          51,753          59,540
                                                                    ------------    ------------

Commitments and contingencies ...................................             --              --

Stockholders' equity:
    Preferred stock, par value $.01; authorized 1,000,000 shares,
      no shares issued ..........................................             --              --
    Common stock, par value $.01; authorized 50,000,000 shares with 32,675,678 and 32,760,400 issued at December 31, 1999
      and March 31, 2000, respectively ..........................            327             330
   Additional paid-in capital ...................................        117,597         120,030
   Retained earnings ............................................         34,864          35,775
   Treasury stock, at cost, 300,000 shares at March 31, 2000 ....             --          (1,650)
                                                                    ------------    ------------
        Total stockholders' equity ..............................        152,788         154,485
                                                                    ------------    ------------
        Total liabilities and stockholders' equity ..............   $    236,257    $    256,951
                                                                    ============    ============



    The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                     PATTERSON ENERGY, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)

                                                    Three Months Ended
                                                         March 31,
                                               ----------------------------
                                                   1999            2000
                                               ------------    ------------
                                           (in thousands, except per share data)
Operating revenues:
    Drilling ...............................   $     22,457    $     51,157
    Drilling fluids ........................          2,933           4,365
    Oil and natural gas sales ..............            936           2,484
    Other ..................................            412             560
                                               ------------    ------------
                                                     26,738          58,566
                                               ------------    ------------
Operating costs and expenses:
    Direct drilling costs ..................         19,890          41,835
    Drilling fluids ........................          2,517           3,547
    Lease operating and production .........            321             632
    Exploration costs ......................            155             168
    Dry holes and abandonments .............              3              --
    Depreciation, depletion and amortization          7,086           7,717
    General and administrative expense .....          1,637           2,196
                                               ------------    ------------
                                                     31,609          56,095
                                               ------------    ------------
Operating income (loss) ....................         (4,871)          2,471
                                               ------------    ------------
Other income (expense):
    Net gain on sale of assets .............             58              43
    Interest income ........................            100             113
    Interest expense .......................         (1,053)         (1,193)
    Other ..................................             17             (20)
                                               ------------    ------------
                                                       (878)         (1,057)
                                               ------------    ------------
Income (loss) before income taxes ..........         (5,749)          1,414
                                               ------------    ------------
Income tax expense (benefit):
    Current ................................         (3,214)            731
    Deferred ...............................          1,328            (228)
                                               ------------    ------------
                                                     (1,886)            503
                                               ------------    ------------
Net income (loss) ..........................   $     (3,863)   $        911
                                               ============    ============
Net income (loss) per common share:
    Basic ..................................   $      (0.12)   $       0.03
                                               ============    ============
    Diluted ................................   $      (0.12)   $       0.03
                                               ============    ============

Weighted average number of common shares
         outstanding:
    Basic ..................................         32,240          32,553
                                               ============    ============
    Diluted ................................         32,240          33,972
                                               ============    ============



    The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                     PATTERSON ENERGY, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                   (Unaudited)
                                 (in thousands)


                                        Common Stock
                               ---------------------------------
                                  Number of                           Additional       Retained         Treasury
                                    Shares            Amount       paid-in capital     earnings           Stock           Total
                               ---------------   ---------------   ---------------  ---------------  ---------------   ------------
Balance, December 31, 1999...           32,676   $           327   $       117,597  $        34,864  $            --   $    152,788
Issuance of common stock ....              384                 3             2,433               --               --          2,436
Treasury stock acquired .....             (300)               --                --               --           (1,650)        (1,650)
Net income ..................               --                --                --              911               --            911
                               ---------------   ---------------   ---------------  ---------------  ---------------   ------------
Balance, March 31, 2000 .....           32,760   $           330   $       120,030  $        35,775  $        (1,650)  $    154,485
                               ===============   ===============   ===============  ===============  ===============   ============



    The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                     PATTERSON ENERGY, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                              Three Months Ended
                                                                                   March 31,
                                                                         ----------------------------
                                                                             1999            2000
                                                                         ------------    ------------
                                                                                    (in thousands)
Cash flows from operating activities:
    Net income (loss) ................................................   $     (3,863)   $        911
     Adjustments to reconcile net income to net cash
        from operating activities:
     Depreciation, depletion and amortization ........................          7,086           7,717
     Net gain on sale of assets ......................................            (58)            (43)
     Deferred income tax expense (benefit) ...........................          1,328            (228)
     Decrease in deferred compensation liabilities ...................             (6)             (6)
           Change in operating assets and liabilities:
                  (Increase) decrease in trade accounts receivable ...          4,756          (7,440)
                  Increase in oil and natural gas sales receivable ...           (238)            (76)
                  Decrease in inventory...............................            320             225
                  Increase in accrued federal income taxes
                         receivable ..................................           (715)             --
                  Increase in undeveloped oil and natural gas
                         properties ..................................           (285)           (738)
                  (Increase) decrease in other current assets ........           (320)            656
                  Increase (decrease) in trade accounts payable ......           (803)          4,984
                  Increase in revenue distribution payable ...........            251             651
                  Increase in accrued expenses .......................            233           1,488
                  Increase in accrued federal income taxes payable....             --             700
                  Increase in other current payables .................             37             419
                                                                         ------------    ------------
                      Net cash provided by operating activities ......          7,723           9,220
                                                                         ------------    ------------
Cash flows from investing activities:
     Purchase of fixed assets through acquisitions ...................             --          (2,933)
     Purchases of other assets through acquisition ...................             --          (2,328)
     Purchases of property and equipment .............................         (2,260)        (11,271)
     Sales of property and equipment .................................            112              55
     Change in other assets ..........................................              1            (234)
                                                                         ------------    ------------
               Net cash used in investing activities .................         (2,147)        (16,711)
                                                                         ------------    ------------
Cash flows from financing activities:
     Purchase of treasury stock ......................................             --          (1,650)
     Proceeds from notes payable .....................................             --           9,908
     Payments of notes payable .......................................         (2,143)             --
     Proceeds from exercise of stock options .........................             --             896
                                                                         ------------    ------------
               Net cash provided by (used in)
                  financing activities ...............................         (2,143)          9,154
                                                                         ------------    ------------
               Net increase in cash and cash equivalents .............          3,433           1,663
Cash and cash equivalents at beginning of period .....................          8,986           8,792
                                                                         ------------    ------------
Cash and cash equivalents at end of period ...........................   $     12,419    $     10,455
                                                                         ============    ============

Supplemental disclosure of cash flow information:
    Cash paid during the period for:
       Interest ......................................................   $      1,053    $      1,193
       Income taxes ..................................................   $         --    $         --



    The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                     PATTERSON ENERGY, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS- CONTINUED
                                   (Unaudited)


         Supplemental disclosure of cash flow information - continued:

          During the first quarter of 2000, the Company issued 53,000 shares of its common stock valued at $29.0625 per share as partial consideration for 100% of the outstanding stock of WEK Drilling Co., Inc. In addition, $5.66 million of proceeds provided by the Company's credit facility were used to fund the acquisition for a total purchase price of $7.2 million (See Note 2).



    The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                    PATTERSON ENERGY, INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.       BASIS OF CONSOLIDATION AND PRESENTATION

         The consolidated financial statements include the accounts of Patterson Energy, Inc. ("Patterson") and its wholly-owned subsidiaries, Patterson (GP) LLC, Patterson (LP) LLC, Patterson Drilling Company LP, LLLP, Lone Star Mud LP, LLLP, Patterson Petroleum LP, LLLP, and Patterson Petroleum Trading Company LP, LLLP (collectively referred to hereafter as the "Company"). All significant intercompany accounts and transactions have been eliminated.

         The interim condensed consolidated financial statements have been prepared by management of the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations, although the Company believes the disclosures included herein are adequate to make the information presented not misleading. In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for presentation of the information have been included. The unaudited condensed consolidated balance sheet as of December 31, 1999, as presented herein, was derived from the audited balance sheet, but does not include all disclosures required by generally accepted accounting principles.

         The Company provides a dual presentation of its earnings per share; Basic Earnings per Share ("Basic EPS") and Diluted Earnings per Share ("Diluted EPS"). Basic EPS is based on the weighted average number of shares outstanding during the year. Diluted EPS includes common stock equivalents, which are dilutive to earnings per share. For the three months ended March 31, 2000, the dilutive securities, consisting of certain stock options and warrants, were approximately 1.4 million. Dilutive securities of approximately 1.4 million were excluded from the March 31, 1999 calculation of Diluted EPS as a result of the Company's net loss for that three-month period.

         The results of operations for the three months ended March 31, 2000, are not necessarily indicative of the results to be expected for the full year.

         Certain reclassifications have been made to the 1999 consolidated financial statements in order for them to conform with the 2000 presentation.

2.       RECENT ACQUISITION

     On March 31, 2000, the Company acquired 100% of the outstanding stock of WEK Drilling Co., Inc., a privately held, non-affiliated drilling company with its principal operations in southeast New Mexico, for an aggregate purchase price of $7.2 million. The assets acquired included four operable contract drilling rigs and other related equipment and working capital of approximately $1.2 million. Three of the rigs have depth capacities greater than 12,000 feet with the other rig having a depth rating of 10,500 feet. The acquisition was funded using $5.66 million of proceeds from the Company's credit facility and 53,000 shares of the Company's common stock valued at $29.0625 per share. Certain assets, unrelated to the contract drilling business, were sold back to one of the previous owners for a cash payment of $1.0 million. The acquisition was accounted for as a purchase and the related results of operations and cash flows have been included in the condensed consolidated financial statements since the date of acquisition.

                     PATTERSON ENERGY, INC. AND SUBSIDIARIES
    NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED


3.       STOCKHOLDERS' EQUITY

         On February 1, 2000, in accordance with the Asset Purchase Agreement between the Company and Padre Industries, Inc., the Company exercised its option to buy back 300,000 shares at $5.50 per share, of the 800,000 shares initially given as consideration for the Company's acquisition of the drilling assets of Padre Industries, Inc.

    On March 31, 2000, the Company issued 53,000 shares of its common stock as partial consideration for the acquisition of 100% of the outstanding stock of WEK Drilling Co. (See Note 2). The common stock was recorded at its fair market value on the date of the transaction of $29.0625 per share.

4.       BUSINESS SEGMENTS

         The Company conducts its business through three distinct operating activities: contract drilling of oil and natural gas wells, oil and natural gas exploration, development, acquisition and production and providing drilling fluid services to operators in the oil and natural gas industry. Separate financial data for each of the Company's three business segments is provided below.

                                         MARCH 31,     MARCH 31,
                                           1999          2000
                                        ----------    ----------
                                             (in thousands)
Revenues:
    Contract drilling ...............   $   22,457    $   51,157
    Oil and natural gas .............        1,348         3,044
    Drilling fluids .................        2,933         4,365
                                        ----------    ----------
Total operating revenues ............   $   26,738    $   58,566
                                        ==========    ==========

Income (loss) from operations:
    Contract drilling ...............   $   (4,288)   $    2,011
    Oil and natural gas .............         (132)          750
    Drilling fluids .................         (434)         (310)
                                        ----------    ----------
                                            (4,854)        2,451
Net gain on sale of assets ..........           58            43
Interest income .....................          100           113
Interest expense ....................       (1,053)       (1,193)
                                        ----------    ----------
Income (loss) before income taxes ...   $   (5,749)   $    1,414
                                        ==========    ==========

5.       RECENTLY ISSUED ACCOUNTING STANDARD

         The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," ("SFAS No. 133") in June 1998. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. This statement, as amended by SFAS No. 137, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The provisions of SFAS No. 133 are not expected to have a material impact to the Company's consolidated financial statements.

                     PATTERSON ENERGY, INC. AND SUBSIDIARIES
    NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED


6.       SUBSEQUENT EVENT

         On April 3, 2000, Patterson entered into a merger agreement with High Valley Drilling, Inc., a privately owned entity based in Oklahoma City, Oklahoma. The assets of High Valley consist of eight drilling rigs and other related drilling equipment. Four of the rigs are diesel electric and four are mechanical. Consideration for the rigs and equipment will consist of 1,150,000 unregistered shares of Patterson's common stock and three-year warrants to acquire an additional 127,000 shares at an exercise price of $22.00 per share. Patterson will provide certain registration rights with respect to the shares and the warrant shares. Consummation of the acquisition is subject to, among other matters, expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976. The eight drilling rigs range from 1,000 to 2,500 horsepower with drilling depth capacities ranging from 10,000 to 25,000 feet.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

LIQUIDITY AND CAPITAL RESOURCES

         At March 31, 2000, the Company had working capital of approximately $28.0 million and cash and cash equivalents of $10.5 million compared to working capital of $27.0 million and cash and cash equivalents of $8.8 million at December 31, 1999. For the three months ended March 31, 2000, the Company generated net cash from operations of $9.2 million, which was partially attributable to the Company's increased drilling activity in response to its improved utilization rate of 65% for the quarter and the recovery of the market price for the underlying commodities, and sold property and equipment for proceeds of approximately $55,000. These funds were used primarily to acquire and refurbish drilling and other related equipment of approximately $9.4 million and to fund leasehold acquisition, exploration and development of $1.9 million.

           On March 31, 2000, the Company acquired 100% of the outstanding stock of WEK Drilling Co., Inc., a privately held, non-affiliated drilling company with its principal operations in southeast New Mexico, for an aggregate purchase price of $7.2 million. The assets acquired included four operable contract drilling rigs and other related equipment and working capital of approximately $1.2 million. Three of the rigs have depth capacities greater than 12,000 feet with the other rig having a depth rating of 10,500 feet. The acquisition was funded using $5.66 million of proceeds from the Company's credit facility with Transamerica Equipment Financial Services Corporation and 53,000 shares of the Company's common stock valued at $29.0625 per share. Certain assets, unrelated to the contract drilling business, were sold back to one of the previous owners for a cash payment of $1.0 million.

     Management believes that the current level of cash and cash equivalents, together with cash generated from operations should be sufficient to meet the Company's immediate capital needs. From time to time, the Company reviews acquisition opportunities relating to its business. The timing, size or success of any acquisition and the associated capital commitments are unpredictable. Should further opportunities for growth requiring capital arise, the Company believes it would be able to satisfy these needs through a combination of working capital, cash from operations, and either debt or equity financing. However, there can be no assurance that such capital would be available.

RESULTS OF OPERATIONS

Comparison of the three months ended March 31, 2000 and 1999

         For the three months ended March 31, 2000, contract drilling revenues increased 128% from $22.5 million in the first quarter of 1999 to $51.2 million in the same period of 2000. This increase in revenues was driven by a rise in average rig utilization from 32% for the aforementioned period in 1999 to 65% for that in 2000. Direct contract drilling expenses for the three months ended March 31, 2000, were $41.8 million, or 82% of the contract drilling revenues , as compared to $19.9 million, or 89% of the contract drilling revenues for the same period in 1999. General and administrative expense increased 22% for the contract drilling segment, from $815,000 for the three months ended March 31, 1999, to approximately $1.0 million for the same period in 2000. Depreciation and amortization expense for the contract drilling segment was $6.3 million for the three months ended March 31, 2000, as compared to $6.1 million for the same period in 1999. Combining these results for the contract drilling segment presents operating income of $2.0 million for the three months ended March 31, 2000, as compared to an operating loss of $4.3 million for the same period in 1999. These results are reflective of increased productivity in the contract drilling industry as evidenced by the increase in utilization, which is primarily attributable to increases in oil prices as indicated below.

         Oil and natural gas sales revenues were approximately $2.5 million for the three months ended March 31, 2000, as compared to $936,000 in 1999. The volume of oil and natural gas sold increased by 16% for the first three months in 2000, as compared to the same three-month period in 1999. The average price per Bbl of crude oil received was $28.47 in 2000, as compared to $10.08 in 1999, and the average price per Mcf of natural gas was $2.62 in 2000, as compared to $1.71 in 1999. General and administrative expenses for our oil and natural gas segment were $342,000 and $258,000 for the three month's ended March 31, 2000 and 1999, respectively. Exploration costs increased to $168,000 as of March 31, 2000, from $155,000 as of March 31, 1999. Depreciation and depletion expense was $1.2 million in 2000, as compared to $744,000 in 1999. Other revenues generated by our oil and natural gas segment, consisting primarily of fees generated from lease operating activities, were $560,000 and $412,000 for the three-months ended March 31, 2000 and 1999, respectively. Combining these results for the oil and natural gas segment generates income from operations of $750,000 for the three month period in 2000, as compared to a loss of $132,000 for that of 1999. The increase in the segment's operating results was primarily attributable to the increased commodity prices and production as stated above.

         Operating revenues from the Company's drilling fluid services were approximately $4.4 million and $2.9 million for the quarters ended March 31, 2000 and 1999, respectively. Related operating costs incurred were $3.5 million for the first three months of 2000 as compared to $2.5 million in 1999. The slight increase in operating margin was principally attributable to the upturn in the oil and gas industry resulting from increased commodity prices as discussed in the oil and gas section above. For the three months ended March 31, 2000, depreciation and amortization expense was $285,000 as compared to $289,000 in 1999. General and administrative expense for the drilling fluids segment increased 46% to $822,000 for the three months ended March 31, 2000. For the fiscal quarter ended March 31, 2000, the drilling fluids segment generated a net loss from operations of approximately $310,000 as compared to a net operating loss of approximately $434,000 for the comparative three-month period in 1999.

         For the three months ended March 31, 2000, interest expense was $1.2 million as compared to $1.1 million for the same period in 1999. Interest income for the first three months of 2000 was $113,000 as compared to $100,000 in 1999.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company has exposure to market risk associated with the floating rate portion of the interest charged on the $50.0 million outstanding under its credit facility and $9.4 million outstanding under additional notes with Transamerica Equipment Financial Services Corporation. These instruments, which mature on January 1, 2006, bear interest at LIBOR plus 3.51%. The Company's exposure to interest rate risk due to changes in LIBOR is not expected to be material and at March 31, 2000, the fair value of the obligation approximates its related carrying value because the obligation bears interest at the current market rate.

                                 ---------------

    CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE
                PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

         "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Item 2 of this Report contains forward-looking statements which are made pursuant to the "safe harbor" provisions of The Private Securities Litigation Reform Act of 1995. These statements include, without limitation, statements relating to: liquidity; financing of operations; continued volatility of oil and natural gas prices; source and sufficiency of funds required for immediate capital needs and additional rig acquisitions (if further opportunities arise); and such other matters. The words "believes," "plans," "intends," "expected," "estimates" or "budgeted" and similar expressions identify forward-looking statements. The forward-looking statements are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions, expected future developments and other factors it believes are appropriate in the circumstances. The Company does not undertake to update, revise or correct any of the forward-looking information. Factors that could cause actual results to differ materially from the Company's expectations expressed in the forward-looking statements include, but are not limited to, the following: intense competition in the contract drilling industry; low oil prices and/or natural gas prices; adverse market conditions for contract drilling services; drill-pipe shortages; labor shortages, primarily qualified drilling rig personnel; insurance coverage limitations and requirements; inability to acquire additional drilling rigs on terms favorable to the Company and the loss of key personnel, particularly Cloyce A. Talbott and A. Glenn Patterson, the Chairman and Chief Executive Officer and the President and Chief Operating Officer of the Company, respectively. For a more complete explanation of these various factors and others, see "Cautionary Statement for Purposes of the 'Safe Harbor' Provisions of the Private Securities Litigation Reform Act of 1995" included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999, beginning on page 13.


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

2.6 Stock Purchase Agreement, dated September 17, 1998, among Lone Star Mud, Inc. and Mark Campbell (shareholder of Tejas Drilling Fluids, Inc.). (4)

2.7 Asset Purchase Agreement, dated January 27, 1999, among Patterson Energy, Inc., Patterson Drilling Company and Padre Industries, Inc.
         (4)

2.8 Agreement and Plan of Merger, dated April 3, 2000, among Patterson Energy, Inc. and High Valley Drilling, Inc.

3.1      Restated Certificate of Incorporation. (8)

3.1.1    Certificate of Amendment to the Certificate of Incorporation. (9)

3.2      Bylaws. (1)

4.1 Excerpt from Restated Certificate of Incorporation of Patterson Energy, Inc. regarding authorized Common Stock and Preferred Stock. (10)

10.1 Loan and Security Agreement dated December 21, 1999 among Patterson Drilling Company and Transamerica Equipment Financial Services Corporation. (18)

10.1.1 Promissory Note dated December 21, 1999 between Patterson Drilling Company and Transamerica Equipment Financial Services Corporation. (18)

10.1.2   Corporate guarantees of Lone Star Mud, Inc. and Patterson Energy, Inc.
         (18)

10.2 Aircraft Lease, dated December 20, 1999, (effective January 1, 2000) between Talbott Aviation, Inc. and Patterson Energy, Inc. (18)

10.3 Participation Agreement, dated October 19, 1994, between Patterson Petroleum Trading Company, Inc. and BHT Marketing, Inc. (12)

10.3.1 Participation Agreement dated October 24, 1995, between Patterson Petroleum Trading Company, Inc. and BHT Marketing, Inc. (13)

10.4 Crude Oil Purchase Contract, dated October 19, 1994, between Patterson Petroleum, Inc. and BHT Marketing, Inc. (12)

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

27.1 Financial Data Schedule as of March 31, 2000 and for the three months then ended.

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

(2) Incorporated by reference to Item 7, "Financial Statements and Exhibits" to Form 8-K dated April 22, 1996 and filed on April 30, 1996.

(3) Incorporated by reference to Item 7, "Financial Statements and Exhibits" to Form 8-K dated May 16, 1996 and filed on May 22, 1996.

(4) Incorporated herein by reference to Item 14, "Exhibits, Financial Statement Schedules and Reports on Form 8-K", to Form 10-K dated December 31, 1998.

(5) Incorporated herein by reference to Item 7, "Financial Statements and Exhibits", to Form 8-K dated June 3, 1997; filed June 11, 1997.

(6) Incorporated herein by reference to Item 7, "Financial Statements and Exhibits" to Form 8-K dated November 14, 1997 and filed December 24, 1997.

(7) Incorporated herein by reference to Item 7, "Financial Statements and Exhibits", to Form 8-K dated January 23, 1998; filed February 3, 1998.

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

(14) Incorporated by reference to Item 5, "Other Items" to Form 8-K dated December 1, 1995 and filed on January 16, 1996.

(15) Incorporated herein by reference to Item 8, "Exhibits" to Registration Statement on Form S-8 (File No. 333-47917); filed March 13, 1998.

(16) Incorporated herein by reference to Item 8, "Exhibits" to Registration Statement on Form S-8 (File No. 33-39471); filed November 4, 1997.

(17) Incorporated by reference to Item 27, "Exhibits" to Registration Statement filed with the Securities and Exchange Commission on August 30, 1993.

(18) Incorporated by reference to Item 14, "Exhibits, Financial Statement Schedules and Reports on Form 8-K" to Form 10-K dated December 31, 1999.

(19) Incorporated herein by reference to Item 16, "Exhibits" to Registration Statement on Form S-3 filed with the Securities Exchange Commission on January 5, 1998.

     (b) REPORTS ON FORM 8-K.

         The following reports on Form 8-k were filed:

         (1) Report dated March 31, 2000 announcing the Company's consummation of the stock purchase agreement with WEK Drilling Co., Inc. filed March 31, 2000.

         (2) Report dated February 24, 2000 announcing the Company's results from operations for the period ended December 31, 1999 filed February 24, 2000.

         (3) Report dated February 7, 2000 announcing the Company's acquisition of High Valley Drilling, Inc. filed February 7, 2000.

         (4) Report dated February 3, 2000 announcing the Company's repurchasing of 300,000 shares filed February 3, 2000.

                                    SIGNATURE

    In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       PATTERSON ENERGY, INC.

                                       By: /s/  Cloyce A. Talbott
                                          --------------------------------------
                                          Cloyce A. Talbott
                                          Chairman of the Board and
                                          Chief Executive Officer

                                       By: /s/  Jonathan D. Nelson
                                          --------------------------------------
                                          Jonathan D. (Jody) Nelson
                                          Vice President-Finance
                                          Chief Financial Officer

DATED: May 15, 2000

                                  EXHIBIT INDEX


   EXHIBIT NO.                              DESCRIPTION
   -----------                              -----------
     2.8            Agreement and Plan of Merger, dated April 3, 2000, among
                    Patterson Energy, Inc. and High Valley Drilling, Inc.

     15.1           Awareness Letter of Independent Accountants,
                    PricewaterhouseCoopers LLP

     27.1 Financial Data Schedule as of March 31, 2000 and for the three months then ended.