Form 10-K/A
period 1999-12-31
PATTERSON ENERGY INC
filed 2000-06-12
CIK 889900

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A
                                 AMENDMENT NO. 1

(MARK ONE)
[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                                       OR

[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
         ACT OF 1934 FOR THE TRANSITION PERIOD FROM           TO
                                                    ---------    ---------

                         Commission File Number 0-22664
                             PATTERSON ENERGY, INC.
             (Exact name of registrant as specified in its charter)

           DELAWARE                                       75-2504748
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

                          COMMON STOCK, $.01 PAR VALUE
                          ----------------------------
                                (TITLE OF CLASS)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of the Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ].

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

================================================================================

     This Form 10-K/A is being filed solely for the purpose of updating certain of the risk factors contained in "Cautionary Statement for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995," contained on pages 13 through 17 of the Form 10-K as originally filed with the SEC between Parts I and II thereof.

                               ------------------

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

     RISKS RELATED TO PATTERSON'S BUSINESS GENERALLY

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

SHORTAGES OF DRILL PIPE AND OTHER DRILLING EQUIPMENT COULD ADVERSELY AFFECT PATTERSON'S DRILLING OPERATIONS.

     The increase in domestic drilling demand from mid-1995 through the third quarter of 1997 and related increase in contract drilling activity resulted in a shortage of drill pipe in the industry. This shortage caused the price of drill pipe to increase significantly and required that orders for new drill pipe be placed at least one year in advance. The price increase and delay in delivery of drill pipe caused Patterson to substantially increase capital expenditures in its contract drilling segment. Notwithstanding the recent increase in demand for contract drilling services, the Company has not experienced a drill pipe shortage, due in part to a long term drill pipe supply contract at a fixed price. This contract expires in November 2000. Severe problems associated with drill pipe shortages could reoccur upon the expiration of the supply contract and/or additional increases in demand for drilling services. Additionally, further increases in demand for drilling services could cause shortages in other drilling rig parts. Severe shortages could impair Patterson's ability to obtain the equipment required for its contract drilling operations.

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

LABOR SHORTAGES ARE ADVERSELY AFFECTING PATTERSON'S DRILLING OPERATIONS.

     The increase in domestic drilling demand from mid-1995 through the third quarter of 1997 and related increase in contract drilling activity caused a shortage of qualified drilling rig personnel in the industry. This increase adversely impaired our ability to attract and retain sufficient qualified personnel and to market and operate our drilling rigs. Further, the labor shortages resulted in wage increases, which impacted our operating margins. The return to higher demand levels in the contract drilling industry has reinstated the problems associated with labor shortages. Of particular concern to us is that these problems are more severe than those previously experienced by Patterson and were reinstated at a much lower rig utilization rate than experienced in the past. These labor shortages are adversely effecting Patterson's operations. They are impeding Patterson's ability to place additional drilling rigs into operation and are causing delays in the drilling of new wells for Patterson customers.

PATTERSON HAS SIGNIFICANT BORROWINGS; FAILURE TO REPAY COULD RESULT IN FORECLOSURE ON DRILLING RIGS.

     Patterson has a $60 million credit facility with an outstanding principal balance of $59.4 million at March 31, 2000. All of Patterson's drilling assets are pledged as collateral on the facility. The loan is payable in monthly payments of interest only until February 2001, at which time the loan will convert to a term loan with a 60-month principal and interest amortization. A decline in general economic conditions in the oil and gas industry could adversely affect Patterson's ability to repay the loan. Failure to repay could, at the lender's election, result in acceleration of the maturity date of the loan and foreclosure on the drilling assets. Additionally, the loan agreement contains a number of covenants, including financial covenants, the failure of which to satisfy could also cause acceleration of the maturity date and require immediate repayment.

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

PARTICIPATION BY PATTERSON DIRECTORS AND OFFICERS IN OIL AND NATURAL GAS PROSPECTS COULD CREATE CONFLICTS OF INTEREST.

     Certain of Patterson's directors and executive officers and their respective affiliates have participated and may continue to participate from time to time in oil and natural gas prospects and properties in which Patterson has an interest. Conflicts of interest may arise between such persons and Patterson as to the advisability of conducting drilling and recompletion activities on these properties. Of the 155 wells operated by Patterson at December 31, 1999, Patterson's directors, officers and/or their respective affiliates were working interest owners in approximately 143 wells.

PATTERSON BOARD MAY ISSUE PREFERRED STOCK WITH RIGHTS AND PREFERENCES ADVERSE TO COMMON STOCK.

     Patterson has a class of authorized preferred stock. Patterson's Board of Directors, without stockholder approval, may issue shares of the preferred stock with rights and preferences adverse to the voting power or other rights of the holders of common stock. Patterson has not issued any shares of preferred stock. However, as of December 31, 1999, an aggregate of 326,756 shares of preferred stock had been reserved for issuance upon exercise of the Rights described under "Description of Capital Stock - Stockholder Rights Plan," below.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Patterson Energy, Inc. has duly caused this Form 10-K/A Amendment No. 1 to be signed on its behalf by the undersigned thereunto duly authorized.


Date: June 12, 2000



          SIGNATURES                                                    TITLE

     /s/ CLOYCE A. TALBOTT                     Chairman of the Board, Chief Executive Officer and
-----------------------------------            Treasurer
       Cloyce A. Talbott
 (Principal Executive Officer)


    /s/ A. GLENN PATTERSON                     President, Chief Operating Officer and Director
-----------------------------------
      A. Glenn Patterson


 /s/ JONATHAN D. (JODY) NELSON                 Vice President - Finance, Chief Financial Officer,
-----------------------------------            Secretary and Treasurer
   Jonathan D. (Jody) Nelson
(Principal Accounting Officer)


      /s/ ROBERT C. GIST                       Director
-----------------------------------
        Robert C. Gist


    /s/ SPENCER D. ARMOUR, III                 Director
-----------------------------------
       Spencer D. Armour, III


   /s/ VINCENT A. ROSSI, JR.                   Director
-----------------------------------
     Vincent A. Rossi, Jr.