Form 10-Q
period 2000-06-30
PATTERSON ENERGY INC
filed 2000-08-14
CIK 889900

--------------------------------------------------------------------------------


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

     [x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended June 30, 2000

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

                                 Yes [x] No [ ]

As of August 10, 2000 the issuer had outstanding 32,841,568 shares of common stock, $0.01 par value, its only class of voting stock.


--------------------------------------------------------------------------------

                     PATTERSON ENERGY, INC. AND SUBSIDIARIES

                                      INDEX

                                                                                                      PAGE
Report of Independent Accountants...............................................................       3

Part I - Financial Information

      Item 1.     Financial Statements

                  Unaudited condensed consolidated balance sheets...............................       4

                  Unaudited condensed consolidated statements of operations.....................       6

                  Unaudited condensed consolidated statement of stockholders' equity............       7

                  Unaudited condensed consolidated statements of cash flows.....................       8

                  Notes to unaudited condensed consolidated financial statements................      10

      Item 2.     Management's Discussion and Analysis of Financial Condition and
                  Results of Operations.........................................................      13

      Item 3.     Quantitative and Qualitative Disclosures About Market Risk....................      16

Cautionary Statement for Purposes of the "Safe Harbor"
      Provisions of the Private Securities Litigation Reform Act of 1995........................      17

Part II - Other Information

      Item 4.     Submission of Matters to a Vote of Security Holders...........................      18

      Item 6.     Exhibits and Reports on Form 8-K..............................................      19

Signatures......................................................................................      23

                        REPORT OF INDEPENDENT ACCOUNTANTS

The Board of Directors and Stockholders
of Patterson Energy, Inc.:

We have reviewed the accompanying condensed consolidated balance sheet of Patterson Energy, Inc. and its subsidiaries as of June 30, 2000 and the related condensed consolidated statements of operations for each of the three month and six month periods ended June 30, 1999 and 2000 and the related condensed consolidated statement of cash flows for the six month periods ended June 30, 1999 and 2000 and the related condensed consolidated statement of stockholders' equity for the six month period ended June 30, 2000. These financial statements are the responsibility of the Company's management.

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

Based on our review, we are not aware of any material modifications that should be made to the accompanying condensed consolidated interim financial statements for them to be in conformity with accounting principles generally accepted in the United States.

We previously audited, in accordance with auditing standards generally accepted in the United States the consolidated balance sheet as of December 31, 1999, and the related consolidated statements of operations and cash flows for the year then ended (not presented herein), and in our report dated February 24, 2000, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet information as of December 31, 1999 is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.




/s/  PricewaterhouseCoopers LLP

Dallas, Texas
August 11, 2000

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

                     PATTERSON ENERGY, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS


                                   (Unaudited)


                                                                      December 31,      June 30,
                                                                         1999             2000
                                                                      ------------     ------------
                                                                    (in thousands, except share data)
Current assets:
    Cash and cash equivalents ...................................     $      8,792     $      8,344
    Accounts receivable:
       Trade, less allowance for doubtful accounts of $365,000
        at December 31, 1999 and June 30, 2000 ..................           41,571           54,523
       Oil and natural gas sales ................................              803            1,112
    Costs of uncompleted drilling contracts in
       excess of related billings ...............................               87              431
    Inventory ...................................................            1,970            1,675
    Deferred income taxes .......................................              964            1,154
    Undeveloped oil and natural gas properties held for resale ..            2,658            2,669
    Other current assets ........................................            1,919            1,845
                                                                      ------------     ------------
        Total current assets ....................................           58,764           71,753
Property and equipment, at cost, net ............................          133,824          178,819
Intangible assets, net ..........................................           41,818           40,319
Other assets ....................................................            1,851            2,171
                                                                      ------------     ------------
        Total assets ............................................     $    236,257     $    293,062
                                                                      ============     ============


         The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                     PATTERSON ENERGY, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS - CONTINUED

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                   (Unaudited)



                                                                           December 31,        June 30,
                                                                               1999              2000
                                                                           ------------      ------------
                                                                          (in thousands, except share data)
Current liabilities:
    Current maturities of notes payable ..............................     $         --      $      5,084
    Accounts payable:
       Trade .........................................................           23,676            27,831
       Revenue distribution ..........................................            2,407             4,206
       Other .........................................................            1,201             2,037
    Accrued federal income taxes payable .............................               --               120
    Accrued expenses .................................................            4,432             7,129
                                                                           ------------      ------------
        Total current liabilities ....................................           31,716            46,407
                                                                           ------------      ------------

Deferred income taxes, net ...........................................            1,688            11,395
Deferred liabilities .................................................               65               251
Notes payable, less current maturities ...............................           50,000            54,825
                                                                           ------------      ------------
                                                                                 51,753            66,471
                                                                           ------------      ------------

Commitments and contingencies ........................................               --                --

Stockholders' equity:
    Preferred stock, par value $.01; authorized 1,000,000 shares,
      no shares issued ...............................................               --                --
    Common stock, par value $.01; authorized 50,000,000 shares with 32,675,678 and 33,980,468 issued at December 31, 1999
      and June 30, 2000, respectively ................................              327               343
   Additional paid-in capital ........................................          117,597           141,908
   Retained earnings .................................................           34,864            39,583
   Treasury stock, at cost, 300,000 shares at June 30, 2000 ..........               --            (1,650)
                                                                           ------------      ------------
        Total stockholders' equity ...................................          152,788           180,184
                                                                           ------------      ------------
        Total liabilities and stockholders' equity ...................     $    236,257      $    293,062
                                                                           ============      ============



         The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                     PATTERSON ENERGY, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)

                                                                 Three Months Ended               Six Months Ended
                                                                      June 30,                         June 30,
                                                              --------------------------      --------------------------
                                                                 1999            2000            1999            2000
                                                              ----------      ----------      ----------      ----------
                                                                        (in thousands, except per share data)
Operating revenues:
    Drilling ............................................     $   26,718      $   58,379      $   49,175      $  109,536
    Drilling fluids .....................................          1,806           5,109           4,739           9,474
    Oil and natural gas sales ...........................          1,608           3,194           2,544           5,678
    Well operation fees .................................            371             457             737           1,017
    Other ...............................................             41              --              87              --
                                                              ----------      ----------      ----------      ----------
                                                                  30,544          67,139          57,282         125,705
                                                              ----------      ----------      ----------      ----------
Operating costs and expenses:
    Direct drilling costs ...............................         23,243          44,397          43,133          86,232
    Drilling fluids .....................................          1,633           3,987           4,150           7,534
    Lease operating and production ......................            356             788             677           1,420
    Exploration costs ...................................            153             154             308             322
    Dry holes and abandonments ..........................             38              --              41              --
    Depreciation, depletion and
       amortization .....................................          7,040           8,447          14,126          16,164
    General and administrative expense ..................          1,790           2,151           3,427           4,347
                                                              ----------      ----------      ----------      ----------
                                                                  34,253          59,924          65,862         116,019
                                                              ----------      ----------      ----------      ----------
Operating income (loss)..................................         (3,709)          7,215          (8,580)          9,686
                                                              ----------      ----------      ----------      ----------
Other income (expense):
    Net gain (loss) on sale of assets ...................           (139)              7             (81)             50
    Interest income .....................................            116             124             216             237
    Interest expense ....................................           (973)         (1,532)         (2,026)         (2,725)
    Other................................................             23              17              40              (3)
                                                              ----------      ----------      ----------      ----------
                                                                    (973)         (1,384)         (1,851)         (2,441)
                                                              ----------      ----------      ----------      ----------
Income (loss) before income taxes .......................         (4,682)          5,831         (10,431)          7,245
                                                              ----------      ----------      ----------      ----------
Income tax expense (benefit):
    Current .............................................            108            (581)          (3,106)           150
    Deferred ............................................         (1,648)          2,604             (320)         2,376
                                                              ----------      ----------      ----------      ----------
                                                                  (1,540)          2,023          (3,426)          2,526
                                                              ----------      ----------      ----------      ----------
Net income (loss) .......................................     $   (3,142)     $    3,808      $   (7,005)     $    4,719
                                                              ==========      ==========      ==========      ==========
Net income (loss)  per common share:
    Basic ...............................................     $    (0.10)     $     0.12      $    (0.22)     $     0.14
                                                              ==========      ==========      ==========      ==========
    Diluted .............................................     $    (0.10)     $     0.11      $    (0.22)     $     0.14
                                                              ==========      ==========      ==========      ==========

Weighted average number of common shares outstanding:
    Basic ...............................................         32,488          32,880          32,365          33,186
                                                              ==========      ==========      ==========      ==========
    Diluted .............................................         32,488          34,237          32,365          34,577
                                                              ==========      ==========      ==========      ==========


         The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                     PATTERSON ENERGY, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                   (Unaudited)
                                 (in thousands)


                                          Common Stock
                                   --------------------------
                                    Number of                       Additional         Retained      Treasury
                                     Shares          Amount       paid-in capital      earnings        Stock           Total
                                   ----------      ----------     ---------------     ----------     ----------      ----------
Balance, December 31, 1999 ...         32,676      $      327        $    117,597      $  34,864     $       --      $  152,788
Issuance of common stock .....          1,604              16              24,311             --             --          24,327
Treasury stock acquired ......           (300)             --                  --             --         (1,650)         (1,650)
Net income ...................             --              --                  --          4,719             --           4,719
                                   ----------      ----------        ------------      ---------     ----------      ----------

Balance, June 30, 2000 .......         33,980      $      343        $    141,908      $  39,583     $   (1,650)     $  180,184
                                   ==========      ==========        ============      =========     ==========      ==========



        The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                     PATTERSON ENERGY, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)


                                                                                                Six Months Ended
                                                                                                   June 30,
                                                                                          --------------------------
                                                                                             1999            2000
                                                                                          ----------      ----------
                                                                                                (in thousands)
Cash flows from operating activities:
    Net income (loss) ...............................................................     $   (7,005)     $    4,719
     Adjustments to reconcile net income to net cash
        from operating activities:
     Depreciation, depletion and amortization .......................................         14,126          16,164
     Net (gain) loss on sale of assets ..............................................             81             (50)
     Deferred income tax (benefit) expense ..........................................           (320)          2,376
     Increase (decrease) in deferred compensation liabilities .......................            (13)            186
        Change in operating assets and liabilities:
           (Increase) decrease in trade accounts receivable .........................          4,988         (12,952)
           Increase in oil and natural gas sales receivable .........................           (130)           (309)
           Decrease in inventory ....................................................            373             295
           Decrease in accrued federal income taxes receivable ......................          2,563              --
           Increase in undeveloped oil and natural gas properties ...................         (1,051)            (11)
           (Increase) decrease in other current assets ..............................           (459)             74
           Increase in cost of uncompleted contracts in excess of related billings ..             --            (344)
           Increase (decrease) in trade accounts payable ............................           (352)          4,155
           Increase in revenue distribution payable .................................            701           1,799
           Increase in accrued expenses .............................................            553           2,697
           Increase in accrued federal income taxes payable .........................             --             120
           Increase in other current payables .......................................             51             836
                                                                                          ----------      ----------
              Net cash provided by operating activities .............................         14,106          19,755
                                                                                          ----------      ----------
Cash flows from investing activities:
     Purchases of fixed assets through acquisitions .................................             --          (4,058)
     Purchases of property and equipment ............................................         (4,297)        (25,652)
     Sales of property and equipment ................................................            371             382
     Change in other assets .........................................................            (60)           (320)
                                                                                          ----------      ----------
              Net cash used in investing activities .................................         (3,986)        (29,648)
                                                                                          ----------      ----------
Cash flows from financing activities:
     Purchase of treasury stock .....................................................             --          (1,650)
     Proceeds from notes payable ....................................................             --           9,909
     Payments of notes payable ......................................................         (4,286)             --
     Proceeds from exercise of stock options ........................................             62           1,186
                                                                                          ----------      ----------
              Net cash provided by (used in)
                 financing activities ...............................................         (4,224)          9,445
                                                                                          ----------      ----------
              Net increase (decrease) in cash and cash
                 equivalents ........................................................          5,896            (448)
Cash and cash equivalents at beginning of period ....................................          8,986           8,792
                                                                                          ----------      ----------
Cash and cash equivalents at end of period ..........................................     $   14,882      $    8,344
                                                                                          ==========      ==========

Supplemental disclosure of cash flow information:
   Cash paid during the period for:
       Interest .....................................................................     $    2,026      $    2,217
       Income taxes .................................................................     $       --      $       --



        The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                     PATTERSON ENERGY, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS- CONTINUED

                                   (Unaudited)


    Supplemental disclosure of cash flow information - continued:

          During March of 2000, the Company issued 53,000 shares of its common stock valued at $29.0625 per share as partial consideration for 100% of the outstanding stock of WEK Drilling Co., Inc. In addition, $5.66 million of the proceeds provided by the Company's credit facility were used to fund the acquisition for a total purchase price of $7.2 million (See Note 2).

         On June 2, 2000, the Company consummated the acquisition of 100% of the outstanding stock of High Valley Drilling, Inc. The net assets consisted of eight non-operable drilling rigs and other related equipment. Consideration for the acquisition included 1,150,000 restricted shares of the Company's common stock and three-year warrants to acquire an additional 127,000 shares at an exercise price of $22.00 per share. The Company's common stock was valued at $18.00 per share for purposes of recording the acquisition as a purchase, which represents the market price of the stock on the day the acquisition was announced. The warrants were valued at $900,000 using the Black-Scholes model. A deferred tax liability was recorded in the amount of approximately $7.2 million (See Note 2).


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

         The Company provides a dual presentation of its earnings per share; Basic Earnings per Share ("Basic EPS") and Diluted Earnings per Share ("Diluted EPS"). Basic EPS is based on the weighted average number of shares outstanding during the year. Diluted EPS includes common stock equivalents, which are dilutive to earnings per share. For the three and six months ended June 30, 2000, the dilutive securities, consisting of certain stock options and warrants, were approximately 1.4 million for each respective period. Dilutive securities of approximately 1.4 million were excluded from the three and six months ended June 30, 1999 calculations of Diluted EPS as a result of the Company's net loss for the respective periods.

         The results of operations for the three and six months ended June 30, 2000, are not necessarily indicative of the results to be expected for the full year.

         Certain reclassifications have been made to the 1999 consolidated financial statements in order for them to conform with the 2000 presentation.


2.       RECENT ACQUISITIONS

         On June 2, 2000, the Company consummated the acquisition of 100% of the outstanding stock of High Valley Drilling, Inc. The net assets consisted of eight non-operable drilling rigs and other related equipment. The drilling rigs, when completely refurbished, will have depth capacities equal to or exceeding 15,000 feet with three of the rigs having a depth rating of 25,000 feet. Consideration for the acquisition included 1,150,000 restricted shares of the Company's common stock and three-year warrants to acquire an additional 127,000 shares at an exercise price of $22.00 per share. The former shareholders were granted certain demand and "piggy-back" registration rights with regard to the Company's shares and warrant shares. The Company's common stock was valued at $18.00 per share for purposes of recording the acquisition as a purchase, when represents the market price of the stock on the day the acquisition was announced. The warrants were valued at $900,000 using the Black-Scholes model. A deferred tax liability was recorded in the amount of $7.2 million.

         On March 31, 2000, the Company acquired 100% of the outstanding stock of WEK Drilling Company, Inc., a privately held, non-affiliated drilling company with its principal operations in southeast New Mexico, for an aggregate purchase price of $7.2 million. The assets acquired included four operable contract drilling rigs and other related equipment and working capital of approximately $1.2 million. Three of the rigs have depth capacities greater than 12,000 feet with the other rig having a depth rating of 10,500 feet. The acquisition was funded using $5.66 million of proceeds from the Company's credit facility and 53,000 shares of the Company's common stock valued at $29.0625 per share. Certain assets, unrelated to the contract drilling business, were sold back to one of the previous owners for a cash payment of $1.0 million.

         The above acquisitions were accounted for as purchases and the related results of operations and cash flows have been included in the condensed consolidated financial statements since the respective dates of acquisition. No goodwill was recorded in connection with these acquisitions.

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

         On March 31, 2000, the Company issued 53,000 shares of its common stock as partial consideration for the acquisition of 100% of the outstanding stock of WEK Drilling Company, Inc. (See Note 2). The common stock was recorded at its approximate fair market value on the date of the transaction of $29.0625 per share.

         On June 2, 2000, the Company issued 1,150,000 shares of its common stock and three-year warrants to acquire an additional 127,000 shares at an exercise price of $22.00 per share as consideration for the acquisition of the assets of High Valley Drilling, Inc. (See Note 2). The common stock was recorded at its approximate fair market value on the date of the transaction of $18.00 per share and the warrants were valued at $900,000 using the Black-Scholes model.


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

                                                 THREE MONTHS ENDED               SIX MONTHS ENDED
                                                       JUNE 30,                        JUNE 30,
                                             --------------------------      --------------------------
                                                1999            2000            1999            2000
                                             ----------      ----------      ----------      ----------
                                                                   (In thousands)
Revenues:
    Contract drilling ..................     $   26,718      $   58,379      $   49,175      $  109,536
    Oil and natural gas ................          2,020           3,651           3,368           6,695
    Drilling fluids ....................          1,806           5,109           4,739           9,474
                                             ----------      ----------      ----------      ----------
Total operating revenues ...............     $   30,544      $   67,139      $   57,282      $  125,705
                                             ==========      ==========      ==========      ==========
Income (loss) from operations:
    Contract drilling ..................     $   (3,554)     $    6,360      $   (7,842)     $    8,371
    Oil and natural gas ................            413             901             281           1,651
    Drilling fluids ....................           (545)            (29)           (979)           (339)
                                             ----------      ----------      ----------      ----------
                                                 (3,686)          7,232          (8,540)          9,683
Net gain (loss) on sale of assets ......           (139)              7             (81)             50
Interest income ........................            116             124             216             237
Interest expense .......................           (973)         (1,532)         (2,026)         (2,725)
                                             ----------      ----------      ----------      ----------
Income (loss) before income taxes ......     $   (4,682)     $    5,831      $  (10,431)     $    7,245
                                             ==========      ==========      ==========      ==========

5.       RECENTLY ISSUED ACCOUNTING STANDARDS

         The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," ("SFAS No. 133") in June 1998. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. This statement, as amended by SFAS No. 138, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The provisions of SFAS No. 133 are not expected to have a material impact on the Company's consolidated financial statements.

         In April 2000, the Financial Accounting Standards Board issued Interpretation No. 44, "Accounting for Certain Transactions Including Stock Based Compensation: An Interpretation of APB Opinion No. 25." This interpretation serves to clarify previous stock based compensation guidance, specifically Accounting Principles Board Opinion No. 25. This interpretation, which generally provides for prospective application for grants or modifications to existing stock options or awards made after June 30, 2000, is not expected to have a material impact on the Company's consolidated financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


LIQUIDITY AND CAPITAL RESOURCES

         At June 30, 2000, our working capital was approximately $25.3 million and cash and cash equivalents were $8.3 million compared to working capital of $27.0 million and cash and cash equivalents of $8.8 million at December 31, 1999. For the six months ended June 30, 2000, we generated net cash from operations of $19.8 million. This was attributable to increased drilling activity in response to improved utilization rates and the recovery of the market price for the underlying commodities. We sold property and equipment for proceeds of approximately $382,000. These funds were used primarily to acquire and refurbish drilling and other related equipment of approximately $22.2 million and to fund leasehold acquisition, exploration and development of $3.0 million.

         On June 2, 2000, we consummated the acquisition of High Valley Drilling, Inc. The net assets consisted of eight non-operable drilling rigs and other related equipment. The drilling rigs, when completely refurbished, will have depth capacities equal to or exceeding 15,000 feet with three of the rigs having a depth rating of 25,000 feet. Consideration for the acquisition included 1,150,000 restricted shares of our common stock and three-year warrants to acquire an additional 127,000 shares at an exercise price of $22.00 per share. The former shareholders were granted certain demand and "piggy-back" registration rights with regard to the shares and warrant shares issued. Our common stock was recorded at $18.00 per share for purposes of recording the acquisition as a purchase, which represents the market price of the stock on the day the acquisition was announced.

         As of June 30, 2000, we expended approximately $3.4 million refurbishing the above mentioned rigs. One of the rigs was placed into operation by the end of June 2000. We expect to spend approximately $8 to $10 million of funds to refurbish the remaining rigs, and anticipate the respective rigs to become operational at various times over the next twelve months.

         On July 20, 2000, we executed an amendment to our existing credit facility with Transamerica Equipment Financial Services, increasing our credit facility from $60 million to $70 million. On July 26th, 2000, we drew $5 million under the credit facility to fund the above mentioned capital expenditures.

     On March 31, 2000, we acquired 100% of the outstanding stock of WEK Drilling Co., Inc., a privately held, non-affiliated drilling company with its principal operations in southeast New Mexico, for an aggregate purchase price of $7.2 million. The assets acquired included four operable contract drilling rigs and other related equipment and working capital of approximately $1.2 million. Three of the rigs have depth capacities greater than 12,000 feet with the other rig having a depth rating of 10,500 feet. The acquisition was funded using $5.66 million of proceeds from our credit facility with Transamerica Equipment Financial Services Corporation and 53,000 shares of our common stock valued at $29.0625 per share. Certain assets, unrelated to the contract drilling business, were sold back to one of the previous owners for a cash payment of $1.0 million.

     We believe that the current level of cash and cash equivalents, together with cash generated from operations should be sufficient to meet any immediate capital needs. From time to time, we review acquisition opportunities relating to our business. The timing, size or success of any acquisition and the associated capital commitments are unpredictable. Should further opportunities for growth requiring capital arise, we believe we would be able to satisfy these needs through a combination of working capital, cash from operations, and either debt or equity financing. However, there can be no assurance that such capital would be available.


RESULTS OF OPERATIONS

Comparison of the six months ended June 30, 2000 and 1999

         For the six months ended June 30, 2000, contract drilling revenues increased 123% from $49.2 million in 1999 to $109.5 million in the same period of 2000. The increase in revenues was largely attributable to the increased demand for our contract drilling services. The increased demand was evidenced by average rig utilization of 69% for the six months ended June 30, 2000 as compared to an average rig utilization of 34% for the comparable period in 1999. Direct contract drilling expenses for the six months ended June 30, 2000, were $86.2 million, or 79% of the contract drilling revenues, as compared to $43.1 million, or 88% of the contract drilling revenues for the same period in 1999. General and administrative expense increased 11% for the contract drilling segment, from $1.8 million for the six months ended June 30, 1999, to approximately $2.0 million for the same period in 2000. Depreciation and amortization expense for the contract drilling segment was $12.9 million for the six months ended June 30, 2000, as compared to $12.1 million for the same period in 1999. The contract drilling segment generated operating income of $8.4 million for the six months ended

June 30, 2000, as compared to an operating loss of $7.8 million for the same period in 1999. These results are reflective of increased productivity in the contract drilling industry as evidenced by the increase in utilization, which is primarily attributable to increases in oil prices as indicated below.

         Oil and natural gas sales revenues were approximately $5.7 million for the six months ended June 30, 2000, as compared to $2.5 million in 1999. The volume of oil and natural gas sold increased by 24% for the first six months in 2000, as compared to the same six-month period in 1999. The average price per Bbl of crude oil received was $28.30 in 2000, as compared to $14.13 in 1999, and the average price per Mcf of natural gas was $2.84 in 2000, as compared to $1.78 in 1999. General and administrative expenses for the oil and natural gas segment were $678,000 and $564,000 for the six months ended June 30, 2000 and 1999, respectively. Exploration costs were $322,000 and $308,000 for the six months ended June 30, 2000 and 1999, respectively. Depreciation and depletion expense was $2.6 million in 2000, as compared to $1.5 million in 1999. Other revenues generated by our oil and natural gas segment, consisting primarily of fees generated from lease operating activities, were $1.0 million and $824,000 for the six-months ended June 30, 2000 and 1999, respectively. The oil and natural gas segment generated income from operations of $1.6 million for the six month period in 2000, as compared to $281,000 in 1999. The increase in the segment's operating results was primarily attributable to the increased commodity prices as stated above.

         Operating revenues from our drilling fluid services were approximately $9.5 million and $4.7 million for the six months ended June 30, 2000 and 1999, respectively. Related operating costs incurred were $7.5 million for the first six months of 2000 as compared to $4.2 million in 1999. The increase in operating margin was principally attributable to the upturn in the oil and natural gas industry as discussed above. For the six months ended June 30, 2000, depreciation and amortization expense was $596,000 as compared to $529,000 in 1999. General and administrative expense for the drilling fluids segment increased 55% to $1.7 million for the six months ended June 30, 2000. For the six months ended June 30, 2000, the drilling fluids segment generated a loss from operations of approximately $339,000 as compared to a net operating loss of approximately $979,000 for the comparative six-month period in 1999.

         For the six months ended June 30, 2000, interest expense was $2.7 million as compared to $2.0 million for the same period in 1999. Interest income for the first six months of 2000 was $237,000 as compared to $216,000 in 1999.


Comparison of the three months ended June 30, 2000 and 1999

         For the three months ended June 30, 2000, contract drilling revenues increased 119% from $26.7 million in the second quarter of 1999 to $58.4 million in the same period of 2000. This increase in revenues was driven by a rise in average rig utilization from 36% for the aforementioned period in 1999 to 72% in 2000. Direct contract drilling expenses for the three months ended June 30, 2000, were $44.4 million, or 76% of the contract drilling revenues , as compared to $23.2 million, or 87% of the contract drilling revenues for the same period in 1999. General and administrative expense for the contract drilling segment was $968,000 and $983,000 for the three months ended June 30, 2000 and 1999, respectively. Depreciation and amortization expense for the contract drilling segment was $6.7 million for the three months ended June 30, 2000, as compared to $6.0 million for the same period in 1999. The contract drilling segment generated operating income of $6.4 million for the three months ended June 30, 2000, as compared to an operating loss of $3.6 million for the same period in 1999. These results are reflective of increased productivity in the contract drilling industry as evidenced by the increase in utilization, which is primarily attributable to increases in oil prices as indicated below.

         Oil and natural gas sales revenues were approximately $3.2 million for the three months ended June 30, 2000, as compared to $1.6 million in 1999. The volume of oil and natural gas sold increased by 27% in the second quarter 2000, as compared to the same three-month period in 1999. The average price per Bbl of crude oil received was $28.15 in 2000, as compared to $16.50 in 1999, and the average price per Mcf of natural gas was $2.99 in 2000, as compared to $1.85 in 1999. General and administrative expenses for our oil and natural gas segment were $336,000 and $306,000 for the three months ended June 30, 2000 and 1999, respectively. Exploration costs increased to $154,000 for the three months ended June 30, 2000, from $153,000 for the same period in 1999. Depreciation and depletion expense was $1.5 million in 2000, as compared to $753,000 in 1999. Other revenues generated by our oil and natural gas segment, consisting primarily of fees generated from lease operating activities, were $457,000 and $412,000 for the three-months ended June 30, 2000 and 1999, respectively. The oil and natural gas segment generated income from operations of $901,000 for the three month period in 2000, as compared to income of $413,000 for that of 1999. The increase in the segment's operating results was primarily attributable to the increased commodity prices and production as stated above.

         Operating revenues from our drilling fluid services were approximately $5.1 million and $1.8 million for the quarters ended June 30, 2000 and 1999, respectively. Related operating costs incurred were $4.0 million for the three months ended June 30,2000 as compared to $1.6 million in 1999. The increase in operating margin was principally attributable to the upturn in the oil and gas industry resulting from increased commodity prices as discussed above in the oil and natural gas section. For the three months ended June 30, 2000, depreciation and amortization expense was $312,000 as compared to $240,000 in 1999. General and administrative expense for the drilling fluids segment increased 69% to $849,000 for the three months ended June 30, 2000. For the fiscal quarter ended June 30, 2000, the drilling fluids segment generated a net loss from operations of approximately $29,000 as compared to a net operating loss of approximately $545,000 for the comparative three-month period in 1999.

         For the three months ended June 30, 2000, interest expense was $1.5 million as compared to $1.0 million for the same period in 1999. Interest income for the second quarter of 2000 was $124,000 as compared to $116,000 in 1999.

VOLATILITY OF OIL AND NATURAL GAS PRICES AND ITS IMPACT ON OPERATIONS

         Our revenue, profitability and future rate of growth are substantially dependent upon prevailing prices for oil and natural gas, both with respect to our contract drilling and oil and natural gas segments. Historically, oil and natural gas prices and markets have been extremely volatile. Prices are affected by market supply and demand factors as well as actions of state and local agencies, the United States and foreign governments and international cartels. All of these are beyond our control. Any significant or extended decline in oil and/or natural gas prices will have a material adverse effect on our financial condition and results of operations. Low level commodity prices beginning in the fourth quarter of 1997 and continuing into mid-1999 adversely impacted operations. Although there has been significant improvement in oil and natural gas prices since mid-1999, we expect oil and natural gas prices to continue to be volatile and therefore to affect our financial condition and operations as well as our ability to access capital sources.

IMPACT OF INFLATION

         We believe that inflation will not have a significant impact on our financial position.

RECENTLY ISSUED ACCOUNTING STANDARDS

         The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," ("SFAS No. 133") in June 1998. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. This statement, as amended by SFAS No. 138, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The provisions of SFAS No. 133 are not expected to have a material impact on our consolidated financial statements.


         In April 2000, the Financial Accounting Standards Board issued Interpretation No. 44, "Accounting for Certain Transactions Including Stock Based Compensation. An Interpretation of APB Opinion No. 25." This interpretation serves to clarify previous stock based compensation guidance, specifically Accounting Principles Board Opinion No. 25. This interpretation, which generally provides for prospective application for grants or modifications to existing stock options or awards made after June 30, 2000, is not expected to have a material impact on the Company's consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         We have exposure to market risk associated with the floating rate portion of the interest charged on the $60.0 million outstanding under our credit facility with Transamerica Equipment Financial Services Corporation. This instrument, which matures on January 1, 2006, bears interest at LIBOR plus 3.10% to 3.51%. Our exposure to interest rate risk due to changes in LIBOR is not expected to be material and at June 30, 2000, the fair value of the obligation approximates its related carrying value because the obligation bears interest at the current market rate.

                                   ----------

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


                                   ----------

                           PART II - OTHER INFORMATION


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company held its Annual Meeting of Stockholders on June 22, 2000 The following table sets forth certain information relating to each of the matters voted upon at the meeting.

                                                                                      VOTES
                                                               ----------------------------------------------------
                                                                                              WITHHELD/    BROKER
            MATTERS VOTED UPON                                    FOR          AGAINST        ABSTAIN     NON-VOTES
            ------------------                                 ----------      -------        -------     ---------
1.  Ratification of PricewaterhouseCoopers LLP
        as the independent auditors for the
        Company for the fiscal year ended
        December 31, 2000..................................... 28,636,842       31,621         10,678         --

2.   Election of the following persons to the
        Company's Board of Directors:
          Cloyce A. Talbott................................... 27,700,587         --          978,554         --
          A. Glenn Patterson.................................. 27,700,587         --          978,554         --
          Robert L. Gist...................................... 26,848,205         --        1,830,936         --
          Spencer A. Armour, III.............................. 28,157,386         --          521,755         --
          Vincent A. Rossi, Jr................................ 28,116,886         --          562,255         --

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

2.2.1 Amendment to Agreement and Plan of Merger, dated May 16, 1996 among Patterson Energy, Inc., Patterson Drilling Company and Tucker Drilling Company, Inc. (3)

2.3 Asset Purchase Agreement, dated June 4, 1997, among Patterson Energy, Inc., Patterson Drilling Company and Wes-Tex Drilling Company. (5)

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

2.6 Stock Purchase Agreement, dated September 17, 1998, among Lone Star Mud, Inc. and Mark Campbell (shareholder of Tejas Drilling Fluids, Inc.). (4)

2.7 Asset Purchase Agreement, dated January 27, 1999, among Patterson Energy, Inc., Patterson Drilling Company and Padre Industries, Inc. (4)

2.8 Agreement and Plan of Merger, dated April 3, 2000, among Patterson Energy, Inc. and High Valley Drilling, Inc. (20)

2.9 Stock purchase agreement, dated March 31, 2000, among Patterson Energy, Inc., Patterson Drilling Company LP, LLLP, Kenneth Reynolds and Gary Chappell. (21)

3.1      Restated Certificate of Incorporation. (8)

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

10.1.2   Corporate guarantees of Lone Star Mud, Inc. and Patterson Energy, Inc.
         (18)

10.1.3 Amendment to Loan and Security Agreement dated July 20, 2000 among Patterson Drilling Company and Transamerica Equipment Financial Services Corporation.

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

10.8     Form of Drilling Bid Proposal and Footage Drilling Contract. (17)

10.9     Form of Turnkey Drilling Agreement. (17)

15.1     Awareness Letter of Independent Accountants - PricewaterhouseCoopers
         LLP

21.1     Subsidiaries of the registrant. (18)

27.1 Financial Data Schedule as of June 30, 2000 and for the three and six months then ended.

----------

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

(20) Incorporated herein by reference to Item 6. "Exhibits and Reports on Form 8-K" to Form 10-Q for the quarterly period ended March 31, 2000; filed May 15, 2000.

(21) Incorporated herein by reference to Item 16, "Exhibits" to Registration Statement on Form S-3 filed with the Securities Exchange Commission on April 4, 2000.


     (b) REPORTS ON FORM 8-K.

         The following reports on Form 8-k were filed:

         (1) Report dated June 2, 2000 announcing the Company's consummation of the merger between Patterson Energy, Inc., and High Valley Drilling, Inc. filed June 2, 2000.

         (2) Report dated May 15, 2000 announcing the Company's results from operations for the period ended March 31, 2000 filed May 15, 2000.

                                    SIGNATURE

    In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    PATTERSON ENERGY, INC.

                                    By:      /s/  Cloyce A. Talbott
                                           ------------------------
                                           Cloyce A. Talbott
                                           Chairman of the Board and
                                           Chief Executive Officer

                                    By:      /s/  Jonathan D. Nelson
                                           -------------------------
                                           Jonathan D. (Jody) Nelson
                                           Vice President-Finance
                                           Chief Financial Officer

DATED: August 14, 2000

                                  EXHIBIT INDEX


       EXHIBIT NO.                            DESCRIPTION
       -----------                            -----------
         10.1.3            Amendment to Loan and Security Agreement dated July
                           20, 2000 among Patterson Drilling Company and
                           Transamerica Equipment Financial Services
                           Corporation.

         15.1              Awareness Letter of Independent Accountants,
                           PricewaterhouseCoopers LLP

         27.1 Financial Data Schedule as of June 30, 2000 and for the three and six months then ended.