Form 10-Q
period 2000-09-30
PATTERSON ENERGY INC
filed 2000-11-14
CIK 889900

--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

    [x]    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended September 30, 2000

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

                            Yes [x]       No [ ]

As of November 13, 2000 the issuer had outstanding 37,149,286 shares of common stock, $0.01 par value, its only class of voting stock.

                     PATTERSON ENERGY, INC. AND SUBSIDIARIES

                                      INDEX

                                                                                                      PAGE

Report of Independent Accountants................................................................       3

Part I - Financial Information

      Item 1.     Financial Statements

                      Unaudited condensed consolidated balance sheets............................       4

                      Unaudited condensed consolidated statements of operations..................       6

                      Unaudited condensed consolidated statement of stockholders' equity.........       7

                      Unaudited condensed consolidated statements of cash flows..................       8

                      Notes to unaudited condensed consolidated financial statements.............      10

      Item 2.     Changes in Securities and Use of Proceeds......................................      13

      Item 3.     Management's Discussion and Analysis of Financial Condition and
                      Results of Operations......................................................      14

      Item 4.     Quantitative and Qualitative Disclosures About Market Risk.....................      18

Cautionary Statement for Purposes of the "Safe Harbor"
      Provisions of the Private Securities Litigation Reform Act of 1995.........................      19

Part II - Other Information

      Item 6.     Exhibits and Reports on Form 8-K...............................................      20

Signatures.......................................................................................      24

                        REPORT OF INDEPENDENT ACCOUNTANTS

The Board of Directors and Stockholders
of Patterson Energy, Inc.:

We have reviewed the accompanying condensed consolidated balance sheet of Patterson Energy, Inc. and its subsidiaries as of September 30, 2000 and the related condensed consolidated statements of operations for each of the three month and nine month periods ended September 30, 1999 and 2000 and the related condensed consolidated statement of cash flows for the nine month periods ended September 30, 1999 and 2000 and the related condensed consolidated statement of stockholders' equity for the nine month period ended September 30, 2000. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying condensed consolidated interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet as of December 31, 1999, and the related consolidated statements of operations and cash flows for the year then ended (not presented herein), and in our report dated February 24, 2000, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet information as of December 31, 1999 is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.




/s/  PricewaterhouseCoopers LLP

Dallas, Texas
November 11, 2000

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

                     PATTERSON ENERGY, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS


                                   (Unaudited)


                                                                         December 31,   September 30,
                                                                             1999           2000
                                                                         ------------   ------------
                                                                                (in thousands)
Current assets:
    Cash and cash equivalents                                            $      8,792   $     62,682
    Accounts receivable:
       Trade, less allowance for doubtful accounts of $365,000 and
        $615,000 at December 31, 1999 and September 30, 2000,
        respectively                                                           41,571         61,096
       Oil and natural gas sales                                                  803          1,375
    Costs of uncompleted drilling contracts in
       excess of related billings                                                  87            242
    Inventory                                                                   1,970          2,241
    Deferred income taxes                                                         964          3,145
    Undeveloped oil and natural gas properties held for resale                  2,658          3,032
    Other current assets                                                        1,919          1,774
                                                                         ------------   ------------
        Total current assets                                                   58,764        135,587

Property and equipment, at cost, net                                          133,824        188,120
Intangible assets, net                                                         41,818         39,931
Other assets                                                                    1,851          1,912
                                                                         ------------   ------------
        Total assets                                                     $    236,257   $    365,550
                                                                         ============   ============

     The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                     PATTERSON ENERGY, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS - CONTINUED

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                   (Unaudited)


                                                                         December 31,    September 30,
                                                                             1999            2000
                                                                         ------------    ------------
                                                                                (in thousands)

Current liabilities:
    Current maturities of notes payable                                  $         --    $      3,481
    Accounts payable:
       Trade                                                                   23,676          26,299
       Revenue distribution                                                     2,407           3,273
       Other                                                                    1,201             560
    Federal income taxes payable                                                   --           6,183
    Accrued expenses                                                            4,432           5,852
                                                                         ------------    ------------
        Total current liabilities                                              31,716          45,648
                                                                         ------------    ------------

Deferred income taxes, net                                                      1,688          11,354
Other liabilities                                                                  65              45
Notes payable, less current maturities                                         50,000          21,722
                                                                         ------------    ------------
                                                                               51,753          33,121
                                                                         ------------    ------------

Commitments and contingencies                                                      --              --

Stockholders' equity:
    Preferred stock, par value $.01; authorized 1,000,000 shares,
      no shares issued                                                             --              --
    Common stock, par value $.01; authorized 50,000,000 shares with 32,675,678 and 37,372,286 issued at December 31, 1999
      and September 30, 2000, respectively                                        327             373
   Additional paid-in capital                                                 117,597         241,726
   Retained earnings                                                           34,864          46,332
                                                                         ------------    ------------
                                                                              152,788         288,431
                                                                         ------------    ------------

   Treasury stock, at cost, 300,000 shares at September 30, 2000                   --          (1,650)
                                                                         ------------    ------------
        Total stockholders' equity                                            152,788         286,781
                                                                         ------------    ------------
        Total liabilities and stockholders' equity                       $    236,257    $    365,550
                                                                         ============    ============



     The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                     PATTERSON ENERGY, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)

                                                 Three Months Ended                Nine Months Ended
                                                    September 30,                    September 30,
                                             ----------------------------    ----------------------------
                                                 1999            2000            1999             2000
                                             ------------    ------------    ------------    ------------
                                                         (in thousands, except per share data)
Operating revenues:
    Drilling .............................   $     34,579    $     69,498    $     83,754    $    179,034
    Drilling fluids ......................          2,722           4,912           7,461          14,386
    Oil and natural gas sales ............          2,075           3,778           4,619           9,456
    Well operation fees ..................            388             422           1,125           1,439
    Other ................................             48              18             135              18
                                             ------------    ------------    ------------    ------------
                                                   39,812          78,628          97,094         204,333
                                             ------------    ------------    ------------    ------------

Operating costs and expenses:
    Direct drilling costs ................         30,513          51,332          73,646         137,564
    Drilling fluids ......................          2,278           3,846           6,428          11,380
    Lease operating and production .......            411             720           1,088           2,140
    Exploration costs ....................            151             609             500             931
    Depreciation, depletion and
       amortization ......................          7,295           7,338          21,421          23,502
    General and administrative expense....          1,868           2,647           5,295           6,994
                                             ------------    ------------    ------------    ------------
                                                   42,516          66,492         108,378         182,511
                                             ------------    ------------    ------------    ------------

Operating income (loss) ..................         (2,704)         12,136         (11,284)         21,822
                                             ------------    ------------    ------------    ------------
Other income (expense):
    Net gain (loss) on sale of assets ....             54              34             (27)             84
    Interest income ......................            132             223             348             460
    Interest expense .....................           (968)         (1,622)         (2,994)         (4,347)
    Other ................................              4              20              44              17
                                             ------------    ------------    ------------    ------------
                                                     (778)         (1,345)         (2,629)         (3,786)
                                             ------------    ------------    ------------    ------------
Income (loss) before income taxes ........         (3,482)         10,791         (13,913)         18,036
                                             ------------    ------------    ------------    ------------
Income tax expense (benefit):
    Current ..............................          4,714           6,033           1,608           6,183
    Deferred .............................         (5,842)         (1,991)         (6,162)            385
                                             ------------    ------------    ------------    ------------
                                                   (1,128)          4,042          (4,554)          6,568
                                             ------------    ------------    ------------    ------------
Net income (loss) ........................   $     (2,354)   $      6,749    $     (9,359)   $     11,468
                                             ============    ============    ============    ============
Net income (loss)  per common share:
    Basic ................................   $      (0.07)   $       0.20    $      (0.29)   $       0.34
                                             ============    ============    ============    ============
    Diluted ..............................   $      (0.07)   $       0.19    $      (0.29)   $       0.33
                                             ============    ============    ============    ============

Weighted average number of common shares
       outstanding:
    Basic ................................         32,527          34,573          32,452          33,449
                                             ============    ============    ============    ============
    Diluted ..............................         32,527          36,009          32,452          34,859
                                             ============    ============    ============    ============

     The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                     PATTERSON ENERGY, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                   (Unaudited)
                                 (in thousands)


                                               Common Stock
                                        ---------------------------
                                         Number of                       Additional       Retained      Treasury
                                           Shares          Amount      paid-in capital    earnings        Stock           Total
                                        ------------    ------------   ---------------  ------------   ------------   ------------

Balance, December 31, 1999 ............       32,676    $        327    $    117,597    $     34,864    $        --   $    152,788
Issuance of common stock ..............        4,696              46         124,129              --             --        124,175
Treasury stock acquired ...............         (300)             --              --              --         (1,650)        (1,650)
Net income ............................           --              --              --          11,468             --         11,468
                                        ------------    ------------    ------------    ------------   ------------   ------------
Balance, September 30, 2000 ...........       37,072    $        373    $    241,726    $     46,332   $     (1,650)  $    286,781
                                        ============    ============    ============    ============   ============   ============


     The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                     PATTERSON ENERGY, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                                            Nine Months Ended
                                                                              September 30,
                                                                      ----------------------------
                                                                          1999            2000
                                                                      ------------    ------------
                                                                             (in thousands)
Cash flows from operating activities:
     Net income (loss) ............................................   $     (9,359)   $     11,468
     Adjustments to reconcile net income to net cash
        from operating activities:
     Depreciation, depletion and amortization .....................         21,421          23,502
     Net (gain) loss on sale of assets ............................             27             (84)
     Deferred income tax expense (benefit) ........................         (6,162)            385
     Decrease in deferred compensation liabilities ................            (20)            (20)
           Change in operating assets and liabilities:
                  Trade accounts receivable .......................            291         (19,525)
                  Oil and natural gas sales receivable ............           (399)           (572)
                  Inventory .......................................            110            (271)
                  Federal income taxes receivable .................          7,235              --
                  Undeveloped oil and natural gas properties ......         (1,767)           (374)
                  Other current assets ............................           (744)            145
                  Costs of uncompleted contracts in excess
                    of related billings ...........................           (963)           (155)
                  Trade accounts payable ..........................          4,850           2,623
                  Revenue distribution payable ....................            946             866
                  Accrued expenses ................................          1,177           1,420
                  Federal income taxes payable ....................             --           6,183
                  Other current payables ..........................            138            (641)
                                                                      ------------    ------------
                     Net cash provided by operating activities ....         16,781          24,950
                                                                      ------------    ------------
Cash flows from investing activities:
     Purchases of property and equipment through acquisitions .....             --          (4,556)
     Purchases of property and equipment ..........................         (9,703)        (41,440)
     Proceeds from sales of property and equipment ................            766             409
     Other assets .................................................           (423)           (214)
                                                                      ------------    ------------
                     Net cash used in investing activities ........         (9,360)        (45,801)
                                                                      ------------    ------------
Cash flows from financing activities:
     Proceeds from issuance of common stock .......................             --          99,000
     Purchase of treasury stock ...................................             --          (1,650)
     Proceeds from notes payable ..................................             --          15,203
     Payments of notes payable ....................................         (6,429)        (40,000)
     Proceeds from exercise of stock options ......................            604           2,188
                                                                      ------------    ------------
                     Net cash provided by (used in)
                       financing activities .......................         (5,825)         74,741
                                                                      ------------    ------------

Net increase in cash and cash equivalents .........................          1,596          53,890
Cash and cash equivalents at beginning of period ..................          8,986           8,792
                                                                      ------------    ------------
Cash and cash equivalents at end of period ........................   $     10,582    $     62,682
                                                                      ============    ============

Supplemental disclosure of cash flow information:
   Cash paid during the period for:
       Interest ...................................................   $      2,994    $      4,347
       Income taxes ...............................................   $         --    $         --


     The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                     PATTERSON ENERGY, INC. AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED

                                   (Unaudited)


     Supplemental disclosure of cash flow information - continued:

     On March 31, 2000, the Company acquired 100% of the outstanding stock of WEK Drilling Company, Inc. for $7.2 million. Total consideration paid included $5.66 million of cash provided by the Company's credit facility and the issuance of 53,000 shares of its common stock valued at $29.0625 per share (See Note 2).

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

         The Company provides a dual presentation of its earnings per share; Basic Earnings per Share ("Basic EPS") and Diluted Earnings per Share ("Diluted EPS"). Basic EPS is based on the weighted average number of shares outstanding during the period. Diluted EPS includes common stock equivalents, which are dilutive to earnings per share. For the three and nine months ended September 30, 2000, the dilutive securities, consisting of certain stock options and warrants, approximated 1.4 million shares for each respective period. Dilutive securities of approximately 1.4 million shares were excluded from the three and nine months ended September 30, 1999 calculations of Diluted EPS as a result of the Company's net loss for the respective periods.

         The results of operations for the three and nine months ended September 30, 2000, are not necessarily indicative of the results to be expected for the full year.

         Certain reclassifications have been made to the 1999 consolidated financial statements in order for them to conform with the 2000 presentation.

2.       RECENT ACQUISITIONS

     On June 2, 2000, the Company consummated the acquisition of 100% of the outstanding stock of High Valley Drilling, Inc. The assets consisted of eight non-operable drilling rigs and other related equipment. The drilling rigs, when completely refurbished, will have depth capacities equal to or exceeding 15,000 feet with three of the rigs having a depth rating of 25,000 feet. Consideration for the acquisition included 1,150,000 restricted shares of the Company's common stock and three-year warrants to acquire an additional 127,000 shares at an exercise price of $22.00 per share. The owners were granted certain demand and "piggy-back" registration rights with regard to the Company's shares and warrant shares. On September 8, 2000, 1,170,122 shares were registered with the Securities and Exchange Commission under Form S-3 pursuant to such demand rights of the shareholders. The demand registration rights have been exercised and the shares and warrant shares have been registered for resale with the SEC. The Company's common stock was valued at $18.00 per share for purposes of recording the acquisition as a purchase, which represents the market price of the stock on the day the acquisition was announced. The warrants were valued at $900,000 using the Black-Scholes model. A deferred tax liability was recorded in the amount of $7.2 million.

     On March 31, 2000, the Company acquired 100% of the outstanding stock of WEK Drilling Company, Inc., a privately held, non-affiliated drilling company with its principal operations in southeast New Mexico, for an aggregate purchase price of $7.2 million. The assets acquired included four operable contract drilling rigs and other related equipment and working capital of approximately $1.2 million. Three of the rigs have depth capacities greater than 12,000 feet with the other rig having a depth rating of 10,500 feet. The acquisition was funded using $5.66 million of proceeds from the Company's credit facility and 53,000 shares of the Company's common stock valued at $29.0625 per share. Certain assets, unrelated to the contract drilling business, were sold back to one of the previous owners for a cash payment of $1.0 million. The shares have been registered for resale with the SEC.

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

         On September 14, 2000, the Company completed a public offering of 3 million shares of its common stock at a public price of $34.50 per share. An underwriting discount of $1.50 was paid, for a net price to the Company of $33.00 per share. Net proceeds from the offering totaled approximately $99.0 million. Certain of the proceeds were used to reduce, prior to maturity, outstanding indebtedness with Transamerica Equipment Financial Services Corporation from $64.4 million to $24.4 million, as well as a prepayment penalty of approximately $200,000 which is included in interest expense at September 30, 2000 as management considers the amount immaterial to treat as an extraordinary item.

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

                                                                 THREE MONTHS ENDED               NINE MONTHS ENDED
                                                                     SEPTEMBER 30,                   SEPTEMBER 30,
                                                             ----------------------------    ----------------------------
                                                                 1999            2000            1999             2000
                                                             ------------    ------------    ------------    ------------
                                                                                     (in thousands)
Revenues:
    Contract drilling ....................................   $     34,579    $     69,498    $     83,754    $    179,034
    Oil and natural gas ..................................          2,511           4,218           5,879          10,913
    Drilling fluids ......................................          2,722           4,912           7,461          14,386
                                                             ------------    ------------    ------------    ------------
Total operating revenues .................................   $     39,812    $     78,628    $     97,094    $    204,333
                                                             ============    ============    ============    ============
Income (loss) from operations:
    Contract drilling ....................................   $     (3,096)   $      9,664    $    (10,939)   $     18,035
    Oil and natural gas ..................................            739           2,676           1,021           4,327
    Drilling fluids ......................................           (343)           (184)         (1,322)           (523)
                                                             ------------    ------------    ------------    ------------
                                                                   (2,700)         12,156         (11,240)         21,839
Net gain (loss) on sale of assets ........................             54              34             (27)             84
Interest income ..........................................            132             223             348             460
Interest expense .........................................           (968)         (1,622)         (2,994)         (4,347)
                                                             ------------    ------------    ------------    ------------
Income (loss) before income taxes.........................   $     (3,482)   $     10,791    $    (13,913)   $     18,036
                                                             ============    ============    ============    ============

                     PATTERSON ENERGY, INC. AND SUBSIDIARIES
    NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED

5.   RECENTLY ISSUED ACCOUNTING STANDARDS

     The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," ("SFAS No. 133") in June 1998. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. This statement, as amended, by SFAS No. 138, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The provisions of SFAS No. 133 are not expected to have a material impact on the Company's consolidated financial statements.

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


6.   SUBSEQUENT EVENT

     On October 3, 2000, the Company, through a wholly-owned subsidiary, completed the acquisition of the drilling and completion fluid operations of Ambar, Inc., a non-affiliated entity with its principal operations in the Louisiana and Texas Gulf coasts and the Gulf of Mexico. Pursuant to the transaction, the Company acquired working capital of approximately $7.8 million (current assets of $18.2 million and current liabilities of $10.4 million), fixed assets with an approximate fair market value of $15.8 million and other trademarks and intellectual property which are specific to the division's operations. Consideration paid by the Company was cash of $11.6 million.

     The acquired drilling and completion fluid operations are supported by ten separate field facilities, including seven dock facilities and one barite grinding plant, located throughout southern Louisiana and Texas, a sales office in Houston, Texas and an administrative office in Lafayette, Louisiana.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

     Since year-end 1999, Patterson has issued a total of 1,203,000 shares of common stock and warrants to purchase an additional 127,000 shares of its common stock. None of these securities was registered under the Securities Act of 1933, as amended, at the time of issuance.

     These securities were issued in two separate transactions, as follows:

     (a) On March 31, 2000, we acquired all of the outstanding capital stock of WEK Drilling Company, Inc., a privately owned corporation based in Roswell, New Mexico, in consideration for $7.2 million, consisting of $5.66 million in cash and 53,000 shares of Patterson's common stock valued at $29.0625 per share; and

     (b) The remaining 1,150,000 shares and the 127,000 warrants were issued to High Valley Drilling, Inc., a privately owned corporation based in Oklahoma City, Oklahoma. The shares were valued at $18.00 per share, which represented the market price of the stock on the day the acquisition was announced. The warrants are exercisable for a period of three years commencing on the date of issuance, at an exercise price of $22.00 per share.

     No underwriter was involved in either of the transactions and no sales commissions, fees or similar compensation were paid to any person in connection with the issuance of the shares. Patterson believes that the issuance of these securities in each instance was exempt from the registration requirements of
Section 5 of the Securities Act by virtue of Section 4(2) of the Securities Act and/or under Rule 506 of Regulation D promulgated thereunder.

ITEM 3. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


LIQUIDITY AND CAPITAL RESOURCES

         At September 30, 2000, our working capital was approximately $89.9 million with cash and cash equivalents of $62.7 million compared to working capital of $27.0 million with cash and cash equivalents of $8.8 million at December 31, 1999. For the nine months ended September 30, 2000, we generated net cash from operations of $25.0 million. This was attributable to improved utilization rates in response to increased industry drilling activity as a result of the recovery of the market price for the underlying commodities. These funds were used primarily to acquire and refurbish drilling and other related equipment of approximately $36.7 million, to fund leasehold acquisition, exploration and development of $2.7 million and approximately $2.1 million was used to expand the operating capacity of the drilling fluids services business.

         On October 3, 2000, we, through a wholly-owned subsidiary, completed the acquisition of the drilling and completion fluid operations of Ambar, Inc., a non-affiliated entity with its principal operations in the Louisiana and Texas Gulf coasts and the Gulf of Mexico. Pursuant to the transaction, we acquired working capital of approximately $7.8 million (current assets of $18.2 million and current liabilities of $10.4 million), fixed assets with an approximate fair market value of $15.8 million and other trademarks and intellectual property which are specific to the division's operations. We paid cash of $11.6 million in consideration for the purchase.

         On September 14, 2000, we completed a public offering of 3 million shares of our common stock at a public price of $34.50 per share. An underwriting discount of $1.50 was paid, for a net price of $33.00 per share. Net proceeds from the offering totaled approximately $99.0 million. Certain of the proceeds were used to reduce, prior to maturity, outstanding indebtedness with Transamerica Equipment Financial Services Corporation from $64.4 million to $24.4 million, as well as a prepayment penalty of approximately $200,000 which is included in interest expense at September 30, 2000 as management considers the amount immaterial to treat as an extraordinary item. We expect to use $5.5 million to $7.5 million of net proceeds for capital expenditures on the remaining inoperable rigs acquired from High Valley Drilling, Inc., in June 2000 and from $40 million to $45 million of net proceeds for business and equipment acquisitions. Remaining net proceeds are expected to be used for general corporate purposes.

         On June 2, 2000, we consummated the acquisition of High Valley Drilling, Inc. The assets consisted of eight non-operable drilling rigs and other related equipment. The drilling rigs, when completely refurbished, will have depth capacities equal to or exceeding 15,000 feet with three of the rigs having a depth rating of 25,000 feet. Consideration for the acquisition included 1,150,000 restricted shares of our common stock and three-year warrants to acquire an additional 127,000 shares at an exercise price of $22.00 per share. The owners were granted certain demand and "piggy-back" registration rights with regard to the shares and warrant shares issued. The demand registration rights have been exercised and the shares and the warrant shares registered for resale with the SEC. The common stock we issued in connection with the acquisition was recorded at $18.00 per share which represents the market price of the stock on the day the acquisition was announced.

         Through September 30, 2000, we expended approximately $8.0 million refurbishing the High Valley rigs. Two of the rigs were placed into operation by the end of September 2000. We expect to spend an additional $5.5 to $7.5 million to refurbish the remaining rigs, and anticipate the respective rigs to become operational at various times over the next twelve months.

         On July 20, 2000, we executed an amendment to our existing credit facility with Transamerica Equipment Financial Services Corporation, increasing our credit facility from $60.0 million to $70.0 million. On July 26, 2000, we drew $5.0 million under the credit facility to fund the above mentioned capital expenditures. On September 14, 2000, we paid $40.0 million on our outstanding debt with Transamerica, using net proceeds from the public offering of our common stock, also completed on September 14, 2000.

     On March 31, 2000, we acquired 100% of the outstanding stock of WEK Drilling Company, Inc., a privately held, non-affiliated drilling company with its principal operations in southeast New Mexico, for an aggregate purchase price of $7.2 million. The assets acquired included four operable contract drilling rigs and other related equipment and working capital of approximately $1.2 million. Three of the rigs have depth capacities greater than 12,000 feet with the other rig having a depth rating of 10,500 feet. The acquisition was funded using $5.66 million of proceeds from our credit facility with Transamerica Equipment Financial Services Corporation and 53,000 shares of our common stock valued at $29.0625 per share. Certain assets, unrelated to the contract drilling business, were sold back to one of the previous owners for a cash payment of $1.0 million.

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


RESULTS OF OPERATIONS

Comparison of the nine months ended September 30, 2000 and 1999

         For the nine months ended September 30, 2000, contract drilling revenues increased 114% from $83.8 million in 1999 to $179.0 million in the same period of 2000. The increase in revenues was largely attributable to the increased demand for our contract drilling services. The increased demand was evidenced by average rig utilization of 72% for the nine months ended September 30, 2000 as compared to an average rig utilization of 39% for the comparable period in 1999. Direct contract drilling expenses for the nine months ended September 30, 2000, were $137.6 million, or 77% of the contract drilling revenues, as compared to $73.6 million, or 88% of the contract drilling revenues for the same period in 1999. General and administrative expense increased 18% for the contract drilling segment, from $2.8 million for the nine months ended September 30, 1999, to approximately $3.3 million for the same period in 2000. Depreciation and amortization expense for the contract drilling segment was $20.1 million for the nine months ended September 30, 2000, as compared to $18.2 million for the same period in 1999. The contract drilling segment generated operating income of $18.0 million for the nine months ended September 30, 2000, as compared to an operating loss of $10.9 million for the same period in 1999. These results are reflective of increased productivity in the contract drilling industry as evidenced by the increase in utilization, which is primarily attributable to increases in oil prices.

         Oil and natural gas sales revenues were approximately $9.5 million for the nine months ended September 30, 2000, as compared to $4.6 million in 1999. The volume of oil and natural gas sold on an equivalent barrel basis increased by 19% for the first nine months in 2000, as compared to the same nine-month period in 1999. The average price per Bbl of crude oil received was $29.18 in 2000, as compared to $16.06 in 1999, and the average price per Mcf of natural gas was $3.42 in 2000, as compared to $2.05 in 1999. General and administrative expenses for the oil and natural gas segment were $1.1 million and $847,000 for the nine months ended September 30, 2000 and 1999, respectively. Exploration costs were $931,000 and $500,000 for the nine months ended September 30, 2000 and 1999, respectively. Depreciation and depletion expense was $2.4 million for both the nine months ended September 30, 2000 and September 30, 1999. Other revenues generated by our oil and natural gas segment, consisting primarily of fees generated from lease operating activities, were $1.5 million and $1.3 million for the nine months ended September 30, 2000 and 1999, respectively. The oil and natural gas segment generated income from operations of $4.3 million for the nine month period in 2000, as compared to $1.0 million in 1999. The increase in the segment's operating results was primarily attributable to the increased commodity prices as stated above.

         Operating revenues from our drilling fluid services were approximately $14.4 million and $7.5 million for the nine months ended September 30, 2000 and 1999, respectively. Related operating costs incurred were $11.4 million for the first nine months of 2000 as compared to $6.4 million in 1999. The increase in operating margin was principally attributable to the upturn in the oil and natural gas industry. For the nine months ended September 30, 2000, depreciation and amortization expense was $958,000 as compared to $786,000 in 1999. General and administrative expense for the drilling fluids segment increased 63% to $2.6 million for the nine months ended September 30, 2000. For the nine months ended September 30, 2000, the drilling fluids segment generated a loss from operations of approximately $523,000 as compared to a net operating loss of approximately $1.3 million for the comparative nine-month period in 1999.

         For the nine months ended September 30, 2000, interest expense was $4.3 million as compared to $3.0 million for the same period in 1999. Interest income for the first nine months of 2000 was $460,000 as compared to $348,000 in 1999. The Company incurred a net gain on the sale of certain assets of approximately $84,000 during the nine months ended September 30, 2000 compared to a net loss of approximately $27,000 in 1999.


Comparison of the three months ended September 30, 2000 and 1999

         For the three months ended September 30, 2000, contract drilling revenues increased 101% from $34.6 million in the third quarter of 1999 to $69.5 million in the same period of 2000. This increase in revenues was driven by a rise in average rig utilization from 50% for the aforementioned period in 1999 to 78% in 2000. Direct contract drilling expenses for the three months ended September 30, 2000, were $51.3 million, or 74% of the contract drilling revenues, as compared to $30.5 million, or 88% of the contract drilling revenues for the same period in 1999. General and administrative expense for the contract drilling segment was $1.3 million and $1.0 million for the three months ended September 30, 2000 and 1999, respectively. Depreciation and amortization expense for the contract drilling segment was $7.2 million for the three months ended September 30, 2000, as compared to $6.1 million for the same period in 1999. The contract drilling segment generated operating income of $9.7 million for the three months ended September 30, 2000, as compared to an operating loss of $3.1 million for the same period in 1999. These results are reflective of increased productivity in the contract drilling industry as evidenced by the increase in utilization, which is primarily attributable to increases in oil prices.

         Oil and natural gas sales revenues were $3.8 million for the three months ended September 30, 2000, as compared to $2.1 million in 1999. The volume of oil and natural gas sold on an equivalent barrel basis increased by 9% in the third quarter 2000, as compared to the same three-month period in 1999. The average price per Bbl of crude oil received was $30.85 in 2000, as compared to $19.68 in 1999, and the average price per Mcf of natural gas was $4.49 in 2000, as compared to $2.42 in 1999. General and administrative expenses for our oil and natural gas segment were $394,000 and $283,000 for the three months ended September 30, 2000 and 1999, respectively. Depreciation and depletion expense, including exploration costs, was $428,000 in 2000, as compared to $1.1 million in 1999. Other revenues generated by our oil and natural gas segment, consisting primarily of fees generated from lease operating activities, were $440,000 and $436,000 for the three-months ended September 30, 2000 and 1999, respectively. The oil and natural gas segment generated income from operations of $2.7 million for the three month period in 2000, as compared to income of $739,000 for that of 1999. The increase in the segment's operating results was primarily attributable to the increased commodity prices and production as stated above.

         Operating revenues from our drilling fluid services were approximately $4.9 million and $2.7 million for the quarters ended September 30, 2000 and 1999, respectively. Related operating costs incurred were $3.9 million for the three months ended September 30, 2000 as compared to $2.3 million in 1999. The increase in operating margin was principally attributable to the upturn in the oil and gas industry resulting from increased commodity prices as discussed above in the oil and natural gas section. For the three months ended September 30, 2000, depreciation and amortization expense was $361,000 as compared to $257,000 in 1999. General and administrative expense for the drilling fluids segment increased 69% to $907,000 for the three months ended September 30, 2000. For the fiscal quarter ended September 30, 2000, the drilling fluids segment generated a net loss from operations of approximately $184,000 as compared to a net operating loss of approximately $343,000 for the comparative three month period in 1999.

         For the three months ended September 30, 2000, interest expense was $1.6 million as compared to $968,000 for the same period in 1999. Interest income for the third quarter of 2000 was $223,000 as compared to $132,000 in 1999. The Company incurred a net gain on the sale of certain assets of approximately $34,000 during the three months ended September 30, 2000 compared to a net gain of approximately $54,000 for the same three month period in 1999.

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

ITEM 4.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We have exposure to market risk associated with the floating rate portion of the interest charged on the $25.2 million outstanding under our credit facility with Transamerica Equipment Financial Services Corporation. This instrument, which matures on January 1, 2006, bears interest at LIBOR plus 3.10% to 3.51%. Our exposure to interest rate risk due to changes in LIBOR is not expected to be material and at September 30, 2000, the fair value of the obligation approximates its related carrying value because the obligation bears interest at the current market rate.

                                 ---------------

    CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE
                PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

     "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Item 2 of this Report contains forward-looking statements which are made pursuant to the "safe harbor" provisions of The Private Securities Litigation Reform Act of 1995. These statements include, without limitation, statements relating to: liquidity; financing of operations; continued volatility of oil and natural gas prices; source and sufficiency of funds required for immediate capital needs and additional rig acquisitions (if further opportunities arise); and such other matters. The words "believes," "plans," "intends," "expected," "estimates" or "budgeted" and similar expressions identify forward-looking statements. The forward-looking statements are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions, expected future developments and other factors it believes are appropriate in the circumstances. The Company does not undertake to update, revise or correct any of the forward-looking information. Factors that could cause actual results to differ materially from the Company's expectations expressed in the forward-looking statements include, but are not limited to, the following: intense competition in the contract drilling industry; low oil prices and/or natural gas prices; adverse market conditions for contract drilling services; drill-pipe shortages; labor shortages, primarily qualified drilling rig personnel; insurance coverage limitations and requirements; inability to acquire additional drilling rigs on terms favorable to the Company and the loss of key personnel, particularly Cloyce A. Talbott and A. Glenn Patterson, the Chairman and Chief Executive Officer and the President and Chief Operating Officer of the Company, respectively. For a more complete explanation of these various factors and others, see "Cautionary Statement for Purposes of the 'Safe Harbor' Provisions of the Private Securities Litigation Reform Act of 1995" included in the amendment to the Company's Annual Report on Form 10-K for the year ended December 31, 1999, beginning on page 13. The Form 10K/A amendment was filed with the SEC on June 12, 2000.


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

2.6 Stock Purchase Agreement, dated September 17, 1998, among Lone Star Mud, Inc. and Mark Campbell (shareholder of Tejas Drilling Fluids, Inc.). (4)

2.7 Asset Purchase Agreement, dated January 27, 1999, among Patterson Energy, Inc., Patterson Drilling Company and Padre Industries, Inc.
          (4)

2.8 Agreement and Plan of Merger, dated April 3, 2000, among Patterson Energy, Inc. and High Valley Drilling, Inc. (20)

2.9 Stock purchase agreement, dated March 31, 2000, among Patterson Energy, Inc., Patterson Drilling Company LP, LLLP, Kenneth Reynolds and Gary Chappell. (21)

2.10 Asset Purchase Agreement between Ambar Drilling Fluids LP, LLLP, an indirect wholly-owned subsidiary of Patterson Energy, Inc., dated as of September 30, 2000. (23)

3.1       Restated Certificate of Incorporation. (8)

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

10.1.2    Corporate guarantees of Lone Star Mud, Inc. and Patterson Energy, Inc.
          (18)

10.1.3 Amendment to Loan and Security Agreement dated July 20, 2000 among Patterson Drilling Company and Transamerica Equipment Financial Services Corporation. (22)

10.2 Aircraft Lease, dated December 20, 1999, (effective January 1, 2000) between Talbott Aviation, Inc. and Patterson Energy, Inc. (18)

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

10.8      Form of Drilling Bid Proposal and Footage Drilling Contract. (17)

10.9      Form of Turnkey Drilling Agreement. (17)

15.1      Awareness Letter of Independent Accountants - PricewaterhouseCoopers
          LLP

21.1      Subsidiaries of the registrant. (18)

27.1 Financial Data Schedule as of September 30, 2000 and for the nine months then ended.

     ------------------

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

(22) Incorporated herein by reference to Item 6. "Exhibits and Reports on Form 8-K" to Form 10-Q for the quarterly period ended June 30, 2000; filed August 14, 2000.

(23) Incorporated herein by reference to Item 7. "Financial Statements and Exhibits", to Form 8-K dated October 3, 2000; filed November 6, 2000.

     (b) REPORTS ON FORM 8-K.

          The following reports on Form 8-K were filed:

          (1) Report dated September 11, 2000, announcing the Company's sale of 3.0 million shares of its common stock; filed September 13, 2000.

          (2) Report dated July 27, 2000, announcing the Company's results from operations for the period ended June 30, 2000; filed August 22, 2000.

          (3) Report dated June 2, 2000 announcing the Company's consummation of the merger between Patterson Energy, Inc., and High Valley Drilling, Inc. filed August 22, 2000.

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

                                     PATTERSON ENERGY, INC.

                                     By:      /s/  Cloyce A. Talbott
                                           ------------------------------------
                                            Cloyce A. Talbott
                                            Chairman of the Board and
                                            Chief Executive Officer

                                     By:      /s/  Jonathan D. Nelson
                                           ------------------------------------
                                            Jonathan D. (Jody) Nelson
                                            Vice President-Finance
                                            Chief Financial Officer

DATED:   November 14, 2000

                                  EXHIBIT INDEX


   EXHIBIT
   NUMBER                        DESCRIPTION
   -------                       -----------

     15.1           Awareness Letter of Independent Accountants,
                    PricewaterhouseCoopers LLP

     27.1 Financial Data Schedule as of September 30, 2000 and for the nine months then ended.