Form 10-K405
period 2000-12-31
PATTERSON ENERGY INC
filed 2001-03-02
CIK 889900

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ---------------------

                                   FORM 10-K
                             ---------------------

(MARK ONE)
[X]ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

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

            Securities Registered Pursuant to 12(b) of the Act: None
              Securities Registered Pursuant to 12(g) of the Act:
                        Preferred Stock Purchase Rights

                                (TITLE OF CLASS)
                          Common Stock, $.01 Par Value

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of the Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X]

     The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of March 1, 2001 was $1,345,204,584, based upon the average bid and asked prices of $35.94 and $36.06, respectively, on the Nasdaq National Market.

     As of February 27, 2001, the registrant had outstanding 38,049,706 shares of common stock, $.01 par Value, its only class of voting stock.

PART OF
FORM 10-K                          DOCUMENT INCORPORATED BY REFERENCE
---------                          ----------------------------------
PART III              Portions of proxy statement to be filed pursuant to Schedule
                      14A relating to election of directors.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

     Patterson may from time to time make written or oral forward-looking statements, including statements contained in our filings with the Securities and Exchange Commission ("SEC") and or reports to stockholders. Items 1 and 2 contain forward-looking statements and are made pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. These statements include, without limitation, statements relating to:

     - utilization rates of drilling rigs,

     - crude oil and natural gas prices,

     - volatility of dayrates for contract services,

     - drilling and completion of wells,

     - well operations,

     - drilling and completion fluids services,

     - business strategies and other plans and objectives of our management for future operations and activities,

     - capital needs, and

     - reserve estimates (including estimates for future net revenues associated with such reserves and the present value of such future net reserves).

The words "believes," "budgeted," "expects," "project," "will," "could," "may," "plans," "intends," "strategy," or "anticipates," and similar expressions used in this document identify forward-looking statements. We do not undertake to update, revise or correct any of the forward-looking information. Readers are cautioned that such forward-looking statements should be read in conjunction with our disclosures under the heading: "Cautionary Statement for Purposes of the 'Safe Harbor' Provisions of the Private Securities Litigation Reform Act of 1995" beginning on page 20.

                         ------------------------------

     ALL NUMERICAL INFORMATION CONTAINED IN THIS REPORT RELATING TO PATTERSON COMMON SHARES REFLECTS THE TWO-FOR-ONE SPLITS OF ITS COMMON STOCK IN JULY 1997 AND IN JANUARY 1998.

                         ------------------------------

ITEMS 1 AND 2. BUSINESS AND PROPERTIES.

OVERVIEW

     Patterson is one of the leading providers of domestic land-based drilling services to major and independent oil and natural gas companies. Formed in 1978 and reincorporated in 1993 as a Delaware corporation, we focus our operations in:

     - Texas,

     - New Mexico,

     - Oklahoma,

     - Louisiana,

     - Mississippi, and

     - Utah.

     We currently have a drilling fleet of 152 drilling rigs, 140 of which are currently marketable. A drilling rig includes the structure, power source and machinery necessary to cause a drill bit to penetrate rock to a depth desired by the customer. A marketable drilling rig is a rig that is fully operable.

     We provide contract drilling and completion fluids services to other oil and natural gas operators. Drilling and completion fluids are used by oil and natural gas operators during the drilling process to control pressure when drilling oil and natural gas wells. We are also engaged in the development, exploration, acquisition and production of oil and natural gas.

     CONTRACT DRILLING OPERATIONS. We have established a reputation for reliable, high quality drilling equipment and well-trained crews. We continually seek to modify and upgrade our equipment to maximize the performance and capabilities of the drilling rig fleet, which we believe provides us with a competitive advantage. Additionally, we have the in-house capability to design, manufacture, refurbish, repair and modify our drilling rigs. Of our drilling rigs, 95 are capable of drilling to depths of 12,000 feet and greater, including 52 that are capable of drilling to 15,000 feet and greater. During fiscal year 2000, we drilled 1,485 wells for 224 non-affiliated customers maintaining an average rig utilization rate of 74%. A rig is utilized when it is operating or being moved, assembled or dismantled under contract.

     Over the past several years, our operations have expanded through a series of acquisitions. Since 1993, when we had 13 drilling rigs, we have increased our contract drilling fleet through acquisitions to 152 drilling rigs. From 1993 (prior to giving effect to the 1996 merger with Tucker Drilling Company, Inc. which was treated as a pooling of interests for financial accounting purposes) through 2000, our consolidated operating revenues have increased from $25.0 million to $307.9 million.

     OIL AND NATURAL GAS OPERATIONS. Our oil and natural gas activities are designed to complement our land drilling operations and diversify our overall business strategy. These activities are primarily focused in mature producing regions in the Permian Basin and South Texas. Oil and natural gas operations comprised approximately 5% of our consolidated operating revenues for the year 2000. At December 31, 2000, our proved developed reserves were approximately 1.8 million BOE and had a present value (discounted at 10% before income taxes) of estimated future net revenues of approximately $22.8 million.

     The business strategy for our oil and natural gas operations is to increase our oil and natural gas reserves primarily through developmental and exploratory drilling in producing areas. Although, from time to time, we will participate through a working interest in an exploratory well, the focus of our drilling activities for the foreseeable future in our oil and natural gas operations will be developmental drilling in the Permian Basin of West Texas and Southeastern New Mexico and in South Texas.

     DRILLING AND COMPLETION FLUIDS OPERATIONS. We also provide contract drilling and completion fluids services to numerous operators in the oil and natural gas industry. Operating revenues derived from these activities constituted approximately 10% of our consolidated operating revenues. We believe that these contract services integrate well with our other core operating activities. Our drilling fluids operations began with the acquisitions of Lone Star Mud, Inc., during January 1998 and Tejas Drilling Fluids, Inc., in September 1998. These operations are conducted in the Permian Basin of West Texas, Southeast New Mexico and South Texas. We further expanded our contract services for drilling fluids, as well as added services for completion fluids, with our acquisition of the drilling and completion fluids division of Ambar, Inc., in October 2000. These operations are principally located in Lafayette, Louisiana, with numerous stockpoint facilities strategically located in Oklahoma, New Mexico, along the southern coasts of Louisiana and Texas and the Gulf Coast area of South Texas.

                         ------------------------------

     On February 5, 2001, we announced that our board of directors along with the board of directors of UTI Energy Corp., approved a merger of the two companies with Patterson as the surviving entity. According to the terms of the merger agreement between UTI and Patterson, stockholders of UTI will receive one common share of Patterson for each common share of UTI, and Patterson will assume UTI's outstanding options and warrants. The board of directors of the new company will consist of eleven directors, six of whom will be selected by Patterson from its existing board and five of whom will be selected by UTI. Although the merger agreement does not specify who will be the officers of the new company, we expect that Mark S. Siegel, UTI's Chairman of the Board, would be the Chairman of the Board, and Cloyce A. Talbott, Patterson's Chairman of the Board and Chief Executive Officer, would be Chief Executive Officer. The combined company will be the second largest United States land-based drilling service contractor with 302 drilling rigs and is expected to be called "Patterson-UTI Energy, Inc."

     Under the terms of the merger agreement, both UTI and Patterson have agreed not to solicit competing offers, but the boards of directors of each company are free to consider and accept an unsolicited offer if, based on the advice of counsel, it believes it must do so in the exercise of its fiduciary duty. In the event a party accepts an unsolicited offer, or its board of directors withdraws its recommendation in light of an unsolicited offer or the stockholders do not vote to approve the merger because of an unsolicited offer, the other party would be entitled to receive a breakup fee of $32.5 million plus reimbursement of expenses of up to $2.5 million. In the event the stockholders of one party do not vote to approve the merger and the other party is not in default and is ready, willing and able to perform its agreement, the party whose stockholders vote against the merger will be required to pay to the other party $2.5 million, plus up to an additional $2.5 million in expenses.

                         ------------------------------

BUSINESS STRATEGY

     Our strategy is to increase cash flow and earnings per share by enhancing our position as a leading domestic land-based drilling contractor. The principal components of this strategy are as follows:

     - STRONG INDUSTRY REPUTATION. We believe that Patterson has a strong reputation within our existing markets for providing well maintained equipment, high quality service and experienced personnel. We intend to build on existing customer relationships in each of our areas of operations by offering technically sophisticated drilling equipment and providing quality service to our customers with an emphasis on efficiency, dependability and safety.

     - HIGH QUALITY ASSET BASE. Our drilling rigs are maintained in good operating condition through an established program of modifications and upgrades. We believe that the quality and operating condition of our drilling equipment allows us to maximize utilization rates and pricing.

     - CONTINUED GROWTH THROUGH ACQUISITION. We believe that attractive acquisition opportunities continue to exist to further expand our drilling rig fleet in our core geographic operating areas as well as into other areas. Following an acquisition, we refurbish the acquired drilling rigs to our standards of quality and dependability.

     - EFFICIENT OPERATIONS. Based on publicly available information, we believe that we had one of the most competitive ratios of EBITDA to revenues in the U.S. land-based drilling industry during 2000. We produced these results from the combination of providing premium contract drilling services and operating under an efficient cost structure. In addition, we have achieved cost reductions and efficiencies through acquisition-related synergies. Furthermore, we use our fleet of trucks and trailers to rig down, transport and rig up our drilling rigs, which further increases efficiency by reducing the time and costs associated with these ancillary operations.

RECENT ACQUISITIONS

     Jones Drilling Corporation. On January 5, 2001, we completed the acquisition of Jones Drilling Corporation and the assets of three related entities, Henderson Welding, Inc., L.E.J. Truck and Crane, Inc., and L.E. Jones Drilling Company. Each of the four companies were based in Duncan, Oklahoma. The assets acquired as a part of these transactions consisted of:

     - 21 contract drilling rigs, 14 of which are marketable,

     - a fleet of rig moving trucks,

     - drilling facilities, and

     - shops and equipment yards located in Duncan, Oklahoma, and Bridgeport, Texas.

The drilling rigs range from 450 to 1,000 horsepower with 12 rigs having a drilling capacity of 12,000 feet and greater, with four of those rigs capable of drilling to depths greater than 15,000 feet. The purchase price consisted of 810,070 shares of our common stock valued at $26.8125 per share and $10.9 million cash, net of certain working capital adjustments. The common shares have been registered for resale with the SEC.

     Ambar, Inc. On October 3, 2000, we acquired, through a wholly-owned subsidiary, certain assets and assumed certain liabilities of the drilling and completion fluids division of Ambar, Inc. Ambar was a privately owned company with principal operations in Louisiana, the Gulf Coast region of South Texas and the Gulf of Mexico. Pursuant to the transaction, we acquired working capital of approximately $7.8 million (current assets of $18.2 million and current liabilities assumed of $10.4 million), fixed assets valued at $15.7 million and other trademarks and intellectual property specific to the division's operations. Consideration paid included cash of $12.4 million after a $3.9 million credit for certain working capital adjustments and included $680,000 of direct costs incurred related to the acquisition.

     High Valley Drilling, Inc. On June 2, 2000, we closed the acquisition of High Valley Drilling, Inc., a privately-owned, non-affiliated company based in Oklahoma City, Oklahoma. The assets consisted of eight non-marketable drilling rigs and other related equipment. The drilling rigs, when completely refurbished, will have depth capacities of at least 15,000 feet, with three of the rigs expected to have a depth rating of 25,000 feet. By the end of 2000, four of the rigs had been placed into service with two additional rigs placed into service during February 2001. Consideration for the acquisition consisted of 1,150,000 restricted shares of our common stock, three-year warrants to acquire an additional 127,000 shares at an exercise price of $22.00 per share and $208,000 of direct costs incurred related to the acquisition. The shares and warrant shares have been registered for resale with the SEC. Our common shares were valued at $18.00 per share for purposes of recording the acquisition as a purchase. This value represented the market price of the shares on the day the acquisition was announced. Using a Black-Scholes model, the warrants were valued at $900,000 for purposes of this transaction.

     WEK Drilling Co., Inc. On March 31, 2000, we acquired WEK Drilling Company, Inc., a privately-owned, non-affiliated company based in Southeast New Mexico. The purchase price for WEK totaled $6.8 million which is net of cash acquired, and $77,000 of direct costs incurred related to the acquisition. The assets acquired included four marketable land-based drilling rigs and other related equipment and working capital of approximately $1.2 million. Three of the rigs have depth capacities greater than 12,000 feet and one has a depth rating of 10,500 feet. The acquisition was funded using $5.66 million of proceeds from our credit facility and 53,000 shares of our common stock valued at $29.0625 per share based on the average trading price of the Company's common stock 10 trading days prior to consummation. Certain assets, unrelated to the drilling business, were resold to one of the former WEK owners for $1.0 million cash. The common shares have been registered for resale with the SEC.

INDUSTRY SEGMENTS

     Our revenues, operating profits and identifiable operating assets are primarily attributable to three industry segments:

     - contract drilling,

     - oil and natural gas exploration, development, acquisition and production, and

     - drilling and completion fluids services.

     With respect to these three segments:

     - the contract drilling segment had an operating profit in 1998 and 2000, and an operating loss for the year 1999,

     - the oil and natural gas segment had an operating profit in 1999 and 2000, and an operating loss for the year 1998, and

     - the drilling and completion fluids segment had an operating profit in 1998, and an operating loss in 1999 and 2000.

See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 14 of Notes to Consolidated Financial Statements included as a part of Items 7 and 8, respectively, of this document for financial information pertaining to these industry segments.

CONTRACT DRILLING OPERATIONS

     GENERAL. We market our contract drilling services to major oil companies and independent oil and natural gas producers. We currently own 152 drilling rigs, 140 of which are currently marketable, with:

     - 99 based in Texas (49 in West Texas, 27 in South Texas, 12 in East Texas and 11 in North Texas),

     - 20 based in New Mexico,

     - nine based in Oklahoma,

     - four based in Louisiana,

     - four based in Utah, and

     - four based in Mississippi.

     Fifteen of our drilling rigs are diesel electric rigs, all of which are marketable, and 137 of our drilling rigs are mechanical rigs of which, 125 rigs are considered marketable. An electric rig differs from a mechanical rig in that the electric rig converts the diesel power (the sole energy source for a mechanical rig) into electricity to power the rig. Our drilling rigs have rated maximum depth capabilities ranging from 8,000 feet to 25,000 feet.

     Our marketable drilling rigs are equipped with:

     - engines,

     - drawworks or hoists,

     - derricks or masts,

     - pumps to circulate the drilling fluid,

     - blowout preventers,

     - drill string (pipe), and

     - related equipment.

     Depth of the well and drill site conditions are the principal factors in determining the size and type of drilling rig used for a particular job. Our drilling rigs are utilized for both exploratory and developmental drilling and can be used for either vertical or horizontal drilling.

     In order to drill a well, the operator of the well assembles a number of different contractors to provide the necessary services. Included among these contractors are the drilling contractors, such as Patterson, plus other contractors specializing in such matters as logging, completion and, in the case of horizontal wells, specialists in the technical aspects of such drilling.

     We have achieved our current position as a leading provider of contract drilling services in our areas of operations by providing high quality services to our customers at competitive rates. Although generally of lesser importance than price, we believe that the condition of a drilling fleet, the reputation of the contract driller and the quality and experience of the drilling supervisors in the field have significant importance to prospective customers. We will continue to strive to maintain our drilling fleet in good working condition.

     In addition to normal repair and maintenance expenses, we spend significant funds each year on an ongoing program of modifying and upgrading our drilling rigs. We also strive to employ experienced and dedicated drilling supervisors for our various drilling rigs in the field. We intend to continue our ongoing rig maintenance program and to retain high quality, experienced drilling supervisors in order to build upon our reputation in the market place. In addition, if favorable opportunities arise, we may seek to further expand our drilling rig fleet through selected acquisitions.

     DRILLING CONTRACTS. Most of our drilling contracts are with established customers and are obtained on a competitive bid basis. Some contracts are obtained on a negotiated basis. Generally, the contracts are entered into for short-term periods and cover the drilling of a single well with the terms and rates varying depending upon the nature and duration of the work, the equipment and services supplied and other matters.

     The drilling contracts obligate us to pay certain operating expenses, including wages of drilling personnel and necessary maintenance expenses to furnish incidental drilling rig supplies and equipment. The contracts are subject to termination by the customer on short notice, usually upon payment of a fee. We generally indemnify our customers against claims by our employees and claims arising from surface pollution caused by spills of fuel, lubricants and other solvents within our control. The customers generally indemnify us against claims arising from other surface and subsurface pollution, except claims arising from our own gross negligence.

     The contracts provide for payment on a daywork, footage or turnkey basis, or a combination thereof. Our bids for each contract depend upon:

     - the anticipated complexity of drilling the well,

     - the on-site drilling conditions,

     - the type of equipment to be used,

     - our estimate of the risks involved,

     - the estimated duration of the work to be performed, and

     - other considerations.

     All of the horizontal wells we have drilled have been priced either on a turnkey or footage basis during the vertical drilling phase and on a daywork basis beyond that point.

     Under daywork contracts, we provide the drilling rig, including the required personnel, to the operator. The operator then supervises the drilling of the contracted well. Our compensation is based on a negotiated rate per day during the period the drilling rig is utilized. Daywork contracts generally specify:

     - the type of equipment to be used,

     - the size of the hole, and

     - the proposed depth of the well.

     Under a daywork contract, we continue to earn revenue, even though drilling may be temporarily suspended (such as time delays for various reasons, including stuck drill strings and blow-outs).

     Footage contracts usually require us to bear some of the drilling costs in addition to providing the drilling rig. Under a footage contract, we would normally determine the manner of drilling and type of equipment to be used, subject to certain customer specifications. We would also bear the risk and expense of:

     - mechanical malfunctions,

     - equipment shortages, and

     - other delays arising from drilling problems.

     Compensation under a footage contract is based on a rate-per-foot-drilled basis at completion of the well. Prices of both footage and daywork contracts vary depending upon various factors, such as:

     - the location, depth, duration and complexity of the well to be drilled,

     - operating conditions, and

     - other factors particular to each proposed well.

     Under turnkey contracts, we contract to drill a well to a certain depth under specified conditions and provide most of the equipment and services required. We bear the risk of drilling the well to the specified depth. In return, our compensation is usually substantially greater than on wells we drill on a daywork or footage basis. If severe drilling problems are encountered in drilling wells under turnkey contracts, we would sustain substantial losses under that contract.

     The following table sets forth the approximate percentage of our drilling revenues attributable to daywork, footage and turnkey contracts:

                                                               YEAR ENDED DECEMBER 31,
                                                              -------------------------
TYPE OF REVENUES                                              1998      1999      2000
----------------                                              ----      ----      ----
Daywork.....................................................   64%       58%       72%
Footage.....................................................   24        22        20
Turnkey.....................................................   12        20         8

At December 31, 2000, we had 100 wells in progress of which 94 were under daywork contracts, 6 under footage contracts and there were no turnkey contracts in place.

     Contract drilling operations depend on the availability of:

     - drill pipe,

     - bits and other related rig equipment,

     - fuel, and

     - qualified personnel, some of which have been in short supply from time to time.

As favorable buying opportunities arise, we stockpile drill pipe, bits and other drilling rig parts. Currently, drill pipe, other rig equipment and rig personnel are in short supply.

     Our ability to drill wells for which we have contracts may be delayed by inclement weather. Sustained periods of inclement weather may materially effect our revenues and cash flows.

     CONTRACT DRILLING ACTIVITY. The following table sets forth certain information regarding our contract drilling activity for each of the last three years:

                                                              YEAR ENDED DECEMBER 31,
                                                              -----------------------
                                                               1998    1999     2000
                                                               ----    ----     ----
Number of wells drilled.....................................  1,028     842    1,485
Average rigs available for service..........................    106     114      119
Average rig utilization rate(1).............................     54%     45%      74%

---------------

(1) Rig utilization is based on a 365-day year for rigs available for service during 1998 and 1999, and a 366-day year for rigs available in 2000. A rig is utilized when it is operating or being moved, assembled or dismantled under contract.

     CUSTOMERS. During the year 2000, we drilled wells for 224 non-affiliated customers. This compares with 189 non-affiliated customers during the year 1999. No single customer accounted for 10% or more of our consolidated operating revenues during 2000. We do not believe that the loss of any one customer would have a material adverse effect on our operations.

     Our customers in the past 12 months have included, among others:

     - Coastaldril Inc.,

     - Cross Timbers Operating,

     - Devon Energy Production Company, L.P.,

     - EOG Resources,

     - Fina Oil and Chemical,

     - J.W. Operating Co.,

     - Louis Dreyfus Natural Gas,

     - Matador Petroleum Corp.,

     - Mitchell Energy Corp.,

     - Oxy USA, Inc.,

     - Union Pacific Resource Company,

     - United Oil and Minerals, Inc., and

     - Yates Petroleum Corp.

     At the end of 2000, we were drilling a total of 100 wells. Three of these wells were being drilled for affiliated parties.

     DRILLING RIGS AND RELATED EQUIPMENT. The following table provides certain information concerning our drilling rigs as of December 31, 2000:

                                                                            DIESEL
DEPTH RATING (FT.)                                            MECHANICAL   ELECTRIC
------------------                                            ----------   --------
8,000 to 9,999..............................................       25(1)       --
10,000 to 11,999............................................       23          --
12,000 to 14,999............................................       33(2)        2
15,000 and greater..........................................       35(2)       13
                                                                -----        ----
          Totals............................................      116          15
                                                                =====        ====

---------------

Note: The above table does not reflect the 21 drilling rigs acquired in January 2001.

(1) Includes three nonmarketable rigs.

(2) Includes two nonmarketable rigs.

     We currently own 129 trucks and 152 trailers. This equipment is used to rig down, transport and rig up our drilling rigs. This minimizes Patterson's dependency upon third parties for these ancillary services and further enhances the efficiency of our contract drilling operations.

     Most repair work and overhaul of our drilling rig equipment is performed at our yard facilities variously located in Texas, New Mexico and Oklahoma. We believe that our marketable drilling rigs and related equipment are in good operating condition. In addition to normal repair and maintenance expenses, we have historically spent significant funds for our ongoing program of modifying and upgrading our equipment.

OIL AND NATURAL GAS OPERATIONS

     GENERAL. We have been engaged in the development, exploration, acquisition and production of oil and natural gas since 1982. Our oil and natural gas activities are designed to complement our land drilling operations and are primarily concentrated in two operating areas:

     - the Permian Basin of West Texas and Southeast New Mexico, and

     - South Texas.

     Our strategy for our oil and natural gas operations is to increase our reserve base primarily through developmental drilling, as well as selected acquisitions of leasehold acreage and producing properties. At the end of year 2000, we were the operator of 164 wells.

     OIL AND NATURAL GAS RESERVES. We engaged M. Brian Wallace, P.E., Dallas, Texas, an independent petroleum engineer, to estimate our proved developed reserves, projected future production and estimated future net revenues from our proved developed reserves as of the end of 1998, 1999 and 2000. Mr. Wallace's estimates were based upon a review of production histories and other geologic, economic, ownership and engineering data provided by us. In determining the estimates of the reserve quantities that are economically recoverable, Mr. Wallace used oil and natural gas prices and estimated average development and production costs provided by us.

     The following table sets forth information as of the end of 1998, 1999 and 2000, derived from the reserve reports of Mr. Wallace. The present values (discounted at 10% before income taxes) of estimated future net revenues shown in the table are not intended to represent the current market value of the estimated oil and natural gas reserves owned by us. For further information concerning the present value of estimated future net revenues from these proved developed reserves, see Note 19 of the Notes to Consolidated Financial Statements included as a part of Item 8 of this document.

                                                            AS OF DECEMBER 31,
                                                     --------------------------------
                                                       1998       1999        2000
                                                       ----       ----        ----
                                                              (IN THOUSANDS)
Proved Developed Reserves:
  Oil (Bbls).......................................       946       1,205       1,129
  Gas (Mcf)........................................     3,490       4,118       3,880
  Total (BOE)......................................     1,528       1,891       1,776
Estimated future net revenues before income
  taxes............................................  $  9,232   $  24,741   $  31,891
Present value of estimated future net revenues
  before income taxes, discounted at 10%...........  $  6,770   $  17,240   $  22,801

     A barrel (Bbl) of oil is 42 U.S. gallons and represents the basic unit for measuring production of crude oil and condensate.

     An Mcf of natural gas refers to a volume of 1,000 cubic feet under prescribed conditions of pressure and temperature and represents the basic unit for measuring volumes of produced gas. A barrel of equivalent (BOE) in reference to natural gas equivalents is determined using the rate of six Mcf of natural gas (including natural gas liquids) to one Bbl of crude oil or condensate.

     Proved oil and gas reserves are the estimated quantities of natural gas and crude oil which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. Reserves are considered proved if economical productibility is supported by either actual production or conclusive formation tests. Reserves which can be produced economically through application of improved recovery techniques are included in the "proved" classification when successful testing by a pilot project or the operation of an installed program in the reservoir provides support for the engineering analysis on which the project or program was based. Proved developed oil and natural gas reserves can be expected to be recovered through existing wells with existing equipment and operating methods.

     The reserve data set forth above represents only estimates. The estimates are based on various assumptions and, therefore, are inherently imprecise. Our actual future production, revenues, taxes, production costs and development costs may vary substantially from those assumed in the estimates. Any significant variance could materially affect the estimates set forth in this document. In addition, the reserve data may be subject to upward or downward revisions depending upon, among other factors, production history and prevailing oil and natural gas prices. Oil and natural gas prices have fluctuated widely in recent years. There is no assurance that prices will be higher or lower than prices used in estimating our reserves.

     PRODUCTION. Our wells in South Texas primarily produce natural gas and in the Permian Basin primarily produce oil. The following table sets forth our:

     - net oil and natural gas production,

     - average sales price, and

     - average production costs

associated with our production during the periods indicated.

                                                           YEAR ENDED DECEMBER 31
                                                       ------------------------------
                                                         1998       1999       2000
                                                         ----       ----       ----
Average net daily production:
  Oil (Bbls).........................................       835        698        752
  Gas (Mcf)..........................................     2,742      2,745      3,784
  Total (BOE)........................................     1,292      1,156      1,383
Average sales prices:
  Oil (per Bbl)......................................  $  12.16   $  18.08   $  29.99
  Gas (per Mcf)......................................      1.93       2.22       3.87
Average production (lifting) costs (per BOE).........  $   4.08   $   4.08   $   6.41

     PRODUCTIVE WELLS. The following table sets forth information regarding the number of productive wells in which we held a working interest as of the end of 2000. One or more completions in the same well bore are reflected as one well.

                                                              PRODUCTIVE WELLS
                                                              ----------------
                                                              GROSS      NET
                                                              ------     ---
Oil.........................................................   188      33.48
Gas.........................................................   100      16.38
                                                               ---      -----
          Total.............................................   288      49.86
                                                               ===      =====

     A productive well is a well producing oil or natural gas in commercial quantities. A working interest is the operating interest under an oil and natural gas lease. It gives the owner the right to explore for and produce oil and natural gas from the lease.

     DEVELOPED AND UNDEVELOPED ACREAGE. The following table sets forth the developed and undeveloped acreage in which we owned a working interest at the end of 2000:

                                                        DEVELOPED        UNDEVELOPED
                                                     ---------------   ---------------
LOCATION                                             GROSS     NET     GROSS     NET
--------                                             -----     ---     -----     ---
South Texas........................................  43,702    8,264   45,785   10,739
Permian Basin......................................  19,594    3,101   17,186    2,282
                                                     ------   ------   ------   ------
          Total....................................  63,296   11,365   62,971   13,021
                                                     ======   ======   ======   ======

     Undeveloped acreage is leased acres on which wells have not been drilled to a point that would permit production of commercial quantities of oil and natural gas. Developed acreage is leased acres that have been assigned to productive wells. Our gross acreage is the total number of acres, developed or undeveloped, in which we own a working interest, regardless of the size of our working interest in the acreage. Our net acreage is the gross acreage proportionally reduced by our working interest in the acreage.

     Many of our leases summarized in the table above as undeveloped acreage will expire at the end of their respective primary terms unless production has been obtained from the acreage prior to that date. If production is obtained, the lease will remain in effect until the cessation of production. The following table sets forth the gross and net acreage subject to leases summarized in the table of undeveloped acreage that will expire:

                                                              LEASE ACRES EXPIRING
                                                              --------------------
                                                               GROSS        NET
                                                               -----        ---
Years ending:
December 31, 2001...........................................   15,395       3,056
December 31, 2002...........................................    6,400       1,605
December 31, 2003 and later.................................   41,176       8,360
                                                               ------      ------
          Total.............................................   62,971      13,021
                                                               ======      ======

     DRILLING ACTIVITIES. The following table sets forth the results of our participation in the drilling of developmental and exploratory wells during 1998, 1999 and 2000:

                                             DEVELOPMENT WELLS              EXPLORATORY WELLS
                                        ----------------------------   ---------------------------
                                         PRODUCTIVE      DRY HOLES      PRODUCTIVE     DRY HOLES
                                        -------------   ------------   ------------   ------------
YEAR ENDED DECEMBER 31,                 GROSS    NET    GROSS   NET    GROSS   NET    GROSS   NET
-----------------------                 -----    ---    -----   ---    -----   ---    -----   ---
1998..................................   23      4.45     6     1.74     3      .55    13     2.16
1999..................................   27      5.21     7     1.71     8     1.00     4      .48
2000..................................   16      3.63    14     3.33     4      .50     3      .57
                                         --     -----    --     ----    --     ----    --     ----
          Total.......................   66     13.29    27     6.78    15     2.05    20     3.21
                                         ==     =====    ==     ====    ==     ====    ==     ====

     Generally, a developmental well is a well that is drilled into an oil and gas reservoir that is known to be productive. An exploratory well is a well that is drilled to find oil and gas in an unproved area.

     MARKETING OF CRUDE OIL AND NATURAL GAS. Crude oil is sold based upon 30-day automatically renewable contracts with oil purchasers. The actual prices we realize vary as world oil prices fluctuate. Due to competitive conditions, we do not believe that the loss of any one of our major crude oil purchasers would have a material adverse effect on our business. We market oil produced from our operated wells through a wholly-owned subsidiary.

     Most of our natural gas is sold through third-party natural gas brokers at spot market prices and is transported to market by interstate pipelines. Contracts with these brokers are currently for less than five years and allow for prices to adjust to the marketplace. We believe that, because of the competitive nature of the industry today, the loss of any one of our natural gas purchasers would not have a material adverse effect on our business. While we have not experienced any inability to market our natural gas, if transportation space in the pipelines is restricted or is unavailable, our cash flow from our oil and natural gas operations would be adversely affected.

     Historically, we have not entered into any derivative transactions to hedge our production of oil and natural gas.

     No customer for our oil and natural gas accounted for more than 10% of our consolidated revenues for the year 2000.

     TITLE TO OIL AND NATURAL GAS PROPERTIES. Title to our oil and natural gas properties is subject to royalty, overriding royalty, carried working, and other similar interests and cost sharing arrangements customary in the oil and natural gas industry (including farmout agreements, operating agreements and joint venture arrangements), liens for current taxes not yet due, and to other minor defects and encumbrances. We believe that such burdens do not materially detract from the value of such properties or from our interest therein or materially interfere with the operation of our business.

     As is customary in the oil and natural gas industry in the case of undeveloped properties, an in-house title review is made prior to or at the time of acquisition. More comprehensive title investigations, including in most cases, receipt of a title opinion of legal counsel, are generally made before commencement of drilling operations on undeveloped properties and also are generally made before consummation of an acquisition of developed properties.

DRILLING AND COMPLETION FLUIDS OPERATIONS

     GENERAL. We provide drilling fluids, completion fluids and related services to oil and natural gas producers in the Permian Basin of West Texas and Southeast New Mexico, South Texas, East Texas, Oklahoma, the Gulf Coast regions of Texas and Louisiana and the Gulf of Mexico. We are a technically oriented supplier of drilling and completion fluids and target customers and projects where technical expertise is more valued than product price. We serve our land-based and offshore customers through seven stockpoints strategically located along the Gulf of Mexico in Texas and Louisiana, and seven land-based stockpoints in Louisiana, Texas, Oklahoma and New Mexico.

     DRILLING FLUIDS. Our product sales are supported by a technical service organization dedicated to product application on the customer's wellsite. Drilling fluids products and systems are used to cool and lubricate the bit during drilling operations, contain formation pressures (thereby preventing a blowout), suspend and remove rock cuttings from the hole and maintain the stability of the wellbore. Technical services are provided to ensure that the products and systems are applied effectively to optimize drilling operations. These services include:

     - recommending products and services during the well planning phase,

     - testing drilling fluid properties and recommending adjustments during the drilling phase, and

     - analyzing well results after the project is complete to improve the performance of wells to be drilled in the future.

     COMPLETION FLUIDS. After the well is drilled it undergoes the completion process wherein the well casing is set and cemented in place. At that point, the role of the drilling fluid is complete, and it is circulated out of the well and replaced with completion fluid.

     Completion fluids, also known as clear brine fluids, are solids-free, clear salt solutions that have high specific gravities. Combined with a range of specialty chemicals, these fluids are used by operators in the oil and natural gas industry to control bottom-hole pressures and to meet a well's specific corrosion, inhibition, viscosity, and fluid loss requirements during the completion and workover phases. These systems are specially designed to maximize well production by minimizing formation damage that can be caused by solids-laden systems. We provide a complete line of completion fluids products and services, including:

     - a full range of low- and high-density brines,

     - specialty chemicals,

     - filtration and chemical treatment services used in the reclamation of these specialized fluids, and

     - technical engineering and laboratory support services.

     OTHER SERVICES. In addition to the core drilling and completion fluids business, we offer a broad range of on-site fluid filtration, handling and recycling services. We also rent equipment related to our product and service lines and provide dock services at our stockpoints that service offshore operations. Rental products offered include portable liquid storage tanks for use by offshore or onshore operators, cutting boxes used to transport well cuttings, pumps and heavy equipment.

     STOCKPOINTS. We serve our offshore customers through seven strategically located coastal stockpoints, each with dockside loading capacities. Our offshore service stockpoints are located in:

     - Galveston (TX),

     - Cameron (LA),

     - Intercoastal City (LA),

     - Berwick (LA),

     - Houma (LA),

     - Fourchon (LA), and

     - Venice (LA).

     Other than our Galveston facility, we lease all our offshore stockpoints. In addition to these offshore stockpoints, we have seven land based stockpoints that allow us to service clients in Texas, Louisiana, Oklahoma and New Mexico.

     RAW MATERIALS. Our drilling fluids operations depend on the availability of the following raw materials:

     - barite, and

     - bentonite.

     Our completion fluids operations depend upon the availability of the following raw materials:

     - calcium chloride,

     - calcium bromide, and

     - zinc bromide.

     We obtain these raw materials through:

     - purchases made on the spot market for these materials, and

     - supply contracts with producers of these raw materials.

     EQUIPMENT. We own 20 trucks and 112 trailers and lease another 26 trucks. This equipment is used to transport drilling and completion fluids and related equipment. This minimizes our dependency upon third parties for these ancillary services and further enhances the efficiency of our fluids operations.

     CUSTOMERS. For the year 2000, we supplied drilling and completion fluids, and related services to 182 non-affiliated customers. This compares with 128 non-affiliated customers for 1999. During 2000, a small group of customers accounted for approximately 30% of the revenues for our drilling and completion fluids operations. The loss of any one or more of these customers could have a material adverse effect upon our drilling and completion fluids operations.

     As of December 31, 2000, we were providing drilling and completion fluids, and related services for a total of 102 wells. Three of the wells were being drilled by affiliated parties.

     BARITE GRINDING FACILITY. We own and operate a barite grinding facility, equipped with two barite grinding mills, located in Houma, Louisiana. Having the ability to process our own barite is critical to being competitive on the Gulf Coast and in the Gulf of Mexico since barite routinely accounts for a substantial portion of the dollar volume for drilling fluids jobs in both of these areas. These mills allow us to grind raw barite into the powder additive used in producing drilling fluids. Owning these mills reduces our production costs and our dependence upon third parties in our supply of barite. Without the grinding mills we would be required to purchase processed barite from third parties, including some of our competitors, which would likely result in higher costs.

COMPETITION

     CONTRACT DRILLING OPERATIONS. The contract drilling industry is highly competitive. Price is generally the most important competitive factor in the drilling industry. Other competitive factors include the availability of drilling equipment and experienced personnel at or near the time and place required by customers, the reputation of the drilling contractor in the drilling industry and our relationship with existing customers. We believe that we compete favorably with respect to all of these factors. Competition is usually on a regional basis, although drilling rigs are mobile and can be moved from one region to another in response to increased demand. An oversupply of drilling rigs in any region may result. Demand for land drilling equipment is also dependent on the exploration and development programs of oil and natural gas companies, which are in turn influenced primarily by:

     - financial condition of such companies,

     - general economic conditions,

     - prices of oil and natural gas, and

     - domestic and foreign political considerations and policies.

     It is impracticable to estimate the number of contract drilling competitors. Some of our competitors have substantially greater resources and longer operating histories than we have. Also, in recent years, many drilling companies have consolidated or merged with other companies. Although this consolidation has decreased the total number of competitors, we believe that competition for drilling contracts will continue to be intense.

     OIL AND NATURAL GAS OPERATIONS. There is substantial competition for the acquisition of oil and natural gas leases suitable for exploration and for the hiring of experienced personnel. Our competitors in oil and natural gas operations include:

     - major integrated oil and natural gas companies,

     - numerous independent oil and natural gas companies,

     - drilling and production purchase programs, and

     - individual producers and operators.

Our ability to increase our holdings of oil and natural gas reserves in the future is directly dependent upon our ability to select, acquire and develop suitable prospects in competition with these companies. Many competitors in this business segment have financial resources, staffs, facilities and other resources significantly greater than ours.

     DRILLING AND COMPLETION FLUIDS OPERATIONS. The drilling and completion fluids services industry is highly competitive. Price is generally the most important competitive factor in the industry. Other competitive factors include the availability of chemicals and experienced personnel, the reputation of the fluids services provider in the drilling industry and our relationship with existing customers.

     Demand for drilling and completion fluids is also dependent on the exploration and development programs of oil and natural gas companies, which are in turn influenced primarily by the financial condition of such companies, by:

     - general economic conditions,

     - prices of oil and natural gas, and

     - domestic and foreign political considerations and policies.

It is impracticable to estimate the number of our drilling and completion fluids competitors. Some of our competitors have substantially greater resources and longer operating histories than we have. We believe that competition for drilling contracts will continue to be intense.

GOVERNMENT AND ENVIRONMENTAL REGULATION

     The domestic drilling of oil and natural gas wells is subject to numerous state and federal laws, rules and regulations. State statutory provisions relating to the drilling of oil and natural gas wells generally include requirements as to:

     - well spacing,

     - waste prevention,

     - production limitations,

     - disposal of produced waters,

     - pollution prevention and clean-up,

     - obtaining drilling permits, and

     - similar matters.

Within the state of Texas, where substantially all of our operations are currently conducted, these regulations principally are enforced by the Texas Railroad Commission. To date, we have not been required to expend significant resources in order to satisfy applicable environmental laws and regulations.

     We do not anticipate any material capital expenditures for environmental control facilities or extraordinary expenditures associated with compliance with environmental rules and regulations in the foreseeable future. However, compliance costs under existing laws or under any new requirements could become material and we could incur liability for noncompliance. Patterson has not been fined or incurred liability for noncompliance, pollution or other environmental damage in connection with its operations. We are not currently aware of any environmental hazards which would materially affect our operations.

     The contract drilling industry is dependent on demand for services from the oil and natural gas exploration industry. Accordingly, the industry is affected by:

     - changing tax laws,

     - price controls, and

     - other laws generally related to the energy business.

     Our business is affected generally by political developments and by federal, state, foreign and local laws and regulations, which relate to the oil and natural gas industry. The adoption of laws and regulations affecting the oil and natural gas industry for economic, environmental and other policy reasons could increase costs relating to drilling and production. They could have an adverse effect on our operations. Several state and federal environmental laws and regulations currently apply to our operations and may become more stringent in the future.

     We have utilized operating and disposal practices that were or are currently standard in the industry. However, hydrocarbons and other materials may have been disposed of or released in or under properties currently or formerly owned or operated by us or our predecessors in interest. In addition, some of these properties have been operated by third parties over whom we have no control either as to such entities' treatment of hydrocarbon and other materials or the manner in which such materials may have been disposed of or released.

     The federal Comprehensive Environmental Response Compensation and Liability Act of 1980, commonly known as CERCLA, and comparable state statutes impose strict liability on:

     - owners and operators of sites, and

     - persons who disposed of or arranged for the disposal of "hazardous substances" found at sites.

     The federal Resource Conservation and Recovery Act and comparable state statutes govern the disposal of "hazardous wastes." Although CERCLA currently excludes petroleum from the definition of "hazardous substances," and the Resource Conservation and Recovery Act also excludes certain classes of exploration and production wastes from regulation, such exemptions by Congress under both CERCLA and the Resource Conservation and Recovery Act may be deleted, limited or modified in the future. If such changes are made to CERCLA and/or the Resource Conservation and Recovery Act, we could be required to remove and remediate previously disposed of materials (including materials disposed of or released by prior owners or operators) from properties (including ground water contaminated with hydrocarbons) and to perform removal or remedial actions to prevent future contamination.

     The Federal Water Pollution Control Act and the Oil Pollution Act of 1990 and implementing regulations govern:

     - the prevention of discharges, including oil and produced water spills, and

     - liability for drainage into waters.

The Oil Pollution Act is more comprehensive and stringent than previous oil pollution liability and prevention laws. It imposes strict liability for a comprehensive and expansive list of damages from an oil spill into waters from facilities. Liability may be imposed for oil removal costs and a variety of public and private damages. Penalties may also be imposed for violation of federal safety, construction and operating regulations, and for failure to report a spill or to cooperate fully in a clean-up.

     The Oil Pollution Act also expands the authority and capability of the federal government to direct and manage oil spill clean-up and operations, and requires operators to prepare oil spill response plans in cases where it can reasonably be expected that substantial harm will be done to the environment by discharges on or into navigable waters. We have spill prevention control and countermeasure plans in place for our oil and natural gas properties in each of the areas in which we operate and for each of the stockpoints operated by our drilling and completion fluids business. Failure to comply with ongoing requirements or inadequate cooperation during a spill event may subject a responsible party to civil or criminal actions. Although the liability for owners and operators is the same under the Federal Water Pollution Act, the damages recoverable under the Oil Pollution Act are potentially much greater and can include natural resource damages.

     Our operations are also subject to federal, state and local regulations for the control of air emissions. The federal Clean Air Act and various state and local laws impose certain air quality requirements on Patterson. Amendments to the Clean Air Act revised the definition of "major source" such that emissions from both wellhead and associated equipment involved in oil and natural gas production may be added to determine if a source is a "major source." As a consequence, more facilities may become major sources and thus would be required to obtain operating permits. This permitting process may require capital expenditures in order to comply with permit limits.

RISKS AND INSURANCE

     Our operations are subject to the many hazards inherent in the drilling business, including:

     - blow-outs,

     - cratering,

     - fires, and

     - explosions.

     These hazards could cause:

     - personal injury or death,

     - suspension of drilling operations, or

     - serious damage or destruction of the equipment involved and, in addition to environmental damage, could cause substantial damage to producing formations and surrounding areas.

Damage to the environment, including property contamination in the form of either soil or ground water contamination, could also result from our operations, particularly through:

     - oil or produced water spillage,

     - natural gas leaks, and

     - extensive, uncontrolled fires.

In addition, we could become subject to liability for reservoir damages. The occurrence of a significant event, including pollution or environmental damages, could materially affect our operations and financial condition.

     As a protection against operating hazards, we maintain insurance coverage we consider to be adequate, including:

     - all-risk physical damages,

     - employer's liability,

     - commercial general liability, and

     - workers compensation insurance.

     Patterson currently has:

     - general liability insurance of $2.0 million per occurrence with an aggregate of $2.0 million, and

     - excess liability and umbrella coverage of up to $40.0 million per occurrence with a $40.0 million aggregate.

Our customers generally require us to have at least $1.0 million of third party liability coverage. Since April 1, 1992, we have carried workers' compensation insurance, with a deductible of $100,000 per occurrence. If multiple workers' compensation claims are filed, we could incur significant expenses, which in turn could have a material adverse impact on our financial condition and operations.

     We believe that we are adequately insured for public liability and property damage to others with respect to our operations. However, such insurance may not be sufficient to protect us against liability for all consequences of:

     - well disasters,

     - extensive fire damage, or

     - damage to the environment.

We also carry insurance to cover physical damage to or loss of our drilling rigs. However, we do not carry insurance against loss of earnings resulting from such damage or loss. In view of the difficulties that may be encountered in renewing such insurance at reasonable rates, no assurance can be given that:

     - we will be able to maintain the type and amount of coverage that we consider adequate at reasonable rates, or

     - any particular types of coverage will be available.

EMPLOYEES

     We employed approximately 3,062 full-time persons (132 office personnel and 2,930 field personnel) at December 31, 2000. The number of drilling rig employees will fluctuate depending upon our number of marketable drilling rigs and the demand for contract drilling services. We consider our employee relations to be satisfactory. None of our employees is represented by a union.

CORPORATE HEADQUARTERS, FIELD OFFICES AND OTHER FACILITIES

     Our corporate headquarters are located in Snyder, Texas. We have a number of small offices and yard and stockpoint facilities located in our various operating areas.

     Our corporate headquarters are located at 4510 Lamesa Highway, Snyder, Texas, and our telephone number at that address is (915) 573-1104. There are a number of improvements at our headquarters, including:

     - an executive office building with approximately 16,000 square feet,

     - a main shop facility with approximately 7,000 square feet used for drilling equipment repairs and metal fabrication,

     - an engine shop facility with approximately 5,000 square feet used to completely overhaul and repair the engines used to power our drilling rigs, and

     - an open-ended metal storage facility with approximately 10,200 square feet.

     We also have small offices in:

     - Austin,

     - Houston,

     - Midland,

     - San Angelo,

     - Corpus Christi,

     - LaGrange, and

     - Kilgore, Texas;

     - Hobbs, New Mexico,

     - Vernal, Utah,

     - Oklahoma City, Oklahoma,

     - Lafayette, Louisiana, and

     - approximately 26 yard and stockpoint facilities variously located in our areas of operations.

     We own our headquarters in Snyder and both lease and own our outlying offices and yard facilities. We do not believe that any of these outlying offices and yard facilities are material to our operations. We lease stockpoint facilities which are considered material to our drilling and completion fluids operations. We believe that our existing facilities are suitable and adequate to most of our needs.

ITEM 3. LEGAL PROCEEDINGS.

     We are party to various legal proceedings arising in the normal course of our business. We do not believe that the outcome of these proceedings will have a material adverse effect on our financial condition.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

             CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

     We include the following cautionary statement to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 for any forward-looking statement made by us, or on our behalf. The factors identified in this cautionary statement are important factors (but not necessarily all of the important factors) that could cause actual results to differ materially from those expressed in any forward-looking statement made by us, or on our behalf. Where any such forward-looking statement includes a statement of the assumptions or bases underlying such forward-looking statement, we caution that, while we believe such assumptions or bases to be reasonable and make them in good faith, assumed facts or bases almost always vary from actual results. The differences between assumed facts or bases and actual results can be material, depending upon the circumstances.

     Where, in any forward-looking statement, Patterson, or our management, expresses an expectation or belief as to the future results, such expectation or belief is expressed in good faith and believed to have a reasonable basis. However, there can be no assurance that the statement of expectation or belief will result, or be achieved or accomplished. Taking this into account, the following are identified as important risk factors that could cause actual results to differ materially from those expressed in any forward-looking statement made by, or on behalf of, Patterson:

                RISKS RELATED TO PATTERSON'S BUSINESS GENERALLY

PATTERSON IS DEPENDENT ON THE OIL AND NATURAL GAS INDUSTRY AND MARKET PRICES FOR OIL AND NATURAL GAS. DECLINES IN OIL AND NATURAL GAS PRICES COULD ADVERSELY AFFECTED OUR OPERATIONS.

     Our revenue, profitability and rate of growth are substantially dependent upon prevailing prices for oil and natural gas. In recent years, oil and natural gas prices and, therefore, the level of drilling, exploration, development and production, have been extremely volatile. Prices are affected by:

     - market supply and demand,

     - international military, political and economic conditions, and

     - the ability of the Organization of Petroleum Exporting Countries, commonly known as OPEC, to set and maintain production and prices.

All of these factors are beyond our control. Low level commodity prices beginning in the fourth quarter of 1997 and continuing into mid-1999 materially adversely affected our operations. We expect oil and natural gas prices to continue to be volatile and to effect our financial condition and operations and ability to access sources of capital.

INDUSTRY CONDITIONS FOR CONTRACT DRILLING SERVICES HAVE BEEN POOR FOR MUCH OF THE TIME SINCE 1982.

     The contract drilling business experienced increased demand for drilling services from 1995 through most of 1997 due to stronger oil and natural gas prices. The increase in demand returned beginning in mid-1999 and has continued through 2000. However, except for those periods and other occasional upturns, the market for onshore contract drilling services has generally been depressed since 1982, when the number of operable land drilling rigs was at record levels. Since this time and except during the occasional upturns, there have been substantially more drilling rigs available than necessary to meet demand in most operational and geographic segments of the domestic drilling industry. As a result, drilling contractors have had difficulty sustaining profit margins.

     In addition to adverse effects that future declines in demand could have on Patterson, ongoing factors which could adversely affect utilization rates and pricing, even in an environment of stronger oil and natural gas prices and increased drilling activity, include:

     - movement of drilling rigs from region to region,

     - reactivation of land-based drilling rigs, or

     - new construction of drilling rigs.

We cannot predict either the future level of demand for our contract drilling services or future conditions in the oil and natural gas contract drilling business.

SHORTAGES OF DRILL PIPE AND OTHER DRILLING EQUIPMENT OPERATIONS.

     The increase since mid-1999 in domestic drilling demand and the related increase in contract drilling activity has resulted in a shortage of drill pipe and rig parts in the industry. This shortage has caused the price of these items to increase significantly and has required that orders for the items be placed well in advance of expected use. These price increases and delays in delivery have caused us to substantially increase capital expenditures in our contract drilling segment. Severe shortages could impair our ability to obtain the equipment required for contract drilling operations.

THE VARIOUS BUSINESS SEGMENTS IN WHICH WE OPERATE ARE HIGHLY COMPETITIVE.

     CONTRACT DRILLING BUSINESS. The inability to compete effectively in the contract drilling industry would adversely impact our overall operations. Price is generally the most important competitive factor. Other competitive factors include:

     - the availability of drilling equipment and experienced personnel at or near the time and place required by customers,

     - the reputation of the drilling contractor, and

     - the drilling contractors' relationship with existing customers.

Competition is usually on a regional basis, although drilling rigs are mobile and can be moved from one region to another in response to increased demand. An oversupply of drilling rigs in any region may result.

     Demand for land drilling equipment is also dependent on the exploration and development budgets of oil and natural gas companies. These budgets are in turn influenced primarily by:

     - the financial condition of such companies,

     - general economic conditions,

     - prices of oil and natural gas, and

     - political considerations and policies.

It is not practical to estimate the number of our contract drilling competitors. Also, in recent years, many drilling companies have consolidated or merged with other companies. Although this consolidation has decreased the total number of competitors, we believe the competition for drilling services will continue to be intense.

     OIL AND NATURAL GAS EXPLORATION AND PRODUCTION BUSINESS. There is also substantial competition for the acquisition of oil and natural gas leases suitable for exploration and for the hiring of experienced personnel. Our competitors in the exploration, development and production industry include:

     - major integrated oil and natural gas companies,

     - numerous independent oil and natural gas companies,

     - drilling and production purchase programs, and

     - individual producers and operators.

Our ability to increase our holdings of oil and natural gas reserves in the future is directly dependent upon our ability to select, acquire and develop suitable prospects in competition with those companies. Many competitors have financial resources, staff, facilities and other resources significantly greater than those of Patterson.

     DRILLING AND COMPLETION FLUIDS BUSINESS. The drilling and completion fluids services industry is highly competitive. Price is generally the most important competitive factor in the industry. Other competitive factors include the availability of chemicals and experienced personnel, the reputation of the fluids services provider in the drilling industry and our relationship with existing customers.

     Demand for drilling and completion fluids is also dependent on the exploration and development programs of oil and natural gas companies, which are in turn influenced primarily by the financial condition of such companies, by:

     - general economic conditions,

     - prices of oil and natural gas, and

     - political considerations and policies.

It is impracticable to estimate the number of our drilling and completion fluids competitors. Some of our competitors have substantially greater resources and longer operating histories than we have. We believe that competition for drilling contracts will continue to be intense for the foreseeable future.

LABOR SHORTAGES ARE ADVERSELY AFFECTING OUR DRILLING OPERATIONS.

     The increased demand for domestic contract drilling services has caused a shortage of qualified drilling rig personnel in the industry. This increase adversely affects our ability to attract and retain sufficient qualified personnel to market and operate our drilling rigs. These labor shortages have also caused wage increases, which impact our operating margins.

PATTERSON HAS BORROWINGS; FAILURE TO REPAY COULD RESULT IN FORECLOSURE ON DRILLING RIGS.

     Patterson has a $70 million credit facility with an outstanding principal balance of $24.0 million at February 27, 2001. All of our drilling rigs and related drilling equipment are pledged as collateral on the facility. The loan was payable in monthly payments of interest only until February 2001, at which time the loan converted to a term loan with a 60-month, level principal amortization. A decline in general economic conditions in the oil and natural gas industry could adversely affect our ability to repay the loan. Failure to repay could, at the lender's election, result in acceleration of the maturity date of the loan and foreclosure on the drilling assets. Additionally, the loan agreement contains a number of covenants, including financial covenants, the failure of which to satisfy could also cause acceleration of the maturity date and require immediate repayment. The first principal payment of $406,972 was made in February 2001.

CONTINUED GROWTH THROUGH RIG ACQUISITION IS NOT ASSURED.

     We have increased our drilling rig fleet over the past several years through strategic acquisitions. In February 2001, we entered into a merger agreement with UTI Energy Corp. which, if closed, would double the number of our drilling rigs. Although the land drilling industry has experienced significant consolidation over the past couple of years, we believe that acquisition opportunities are still available. However, we are likely to continue to face intense competition from other companies for available acquisition opportunities.

     There can be no assurance that:

     - we would have sufficient capital resources to complete additional acquisitions,

     - acquisitions could be completed on terms acceptable to us, or

     - any completed acquisition would improve our financial condition, results of operation, business or prospects in any material manner.

We may incur substantial indebtedness to finance future acquisitions and also may issue equity securities or convertible securities in connection with any such acquisitions. Additional debt service requirements could represent a significant burden on our results of operations and financial condition and the issuance of additional equity could be dilutive to our existing stockholders. Also, continued growth could strain our management, operations, employees and resources.

OUR OPERATIONS ARE SUBJECT TO OPERATING HAZARDS AND UNINSURED RISKS.

     Our business operations are subject to a number of risks and hazards. These activities could cause:

     - serious injury or death to persons,

     - suspension of drilling operations,

     - serious damage to equipment or property of others, and

     - damage to producing oil and natural gas formations in adjoining areas.

Our operations could also cause environmental damage, particularly through:

     - oil spills,

     - gas leaks,

     - discharges of toxic gasses, or

     - extensive uncontrolled fires.

In addition, we could become subject to liability for oil and natural gas reservoir damage. The occurrence of a significant event, including pollution or environmental damage, could materially affect our operations and financial condition.

     Our insurance and contractual indemnification agreements from customers may not be adequate to protect us against liability from all consequences of:

     - well disasters,

     - extensive fire damage, or

     - damage to the environment.

     There is no assurance that we will be able to maintain adequate insurance in the future at rates we consider reasonable or that any particular type of coverage will be available. We generally have been able to obtain some degree of contractual indemnification from our customers in most of our day rate drilling contracts against pollution and environmental damages. However, there is no assurance that:

     - we would be able to enforce the indemnification,

     - the customer will be financially able in all cases to comply with its indemnity obligations, or

     - we will be able to obtain these indemnification agreements in the future.

No indemnification is typically available for turnkey contracts. While we also maintain insurance coverage against certain environmental liabilities, including pollution caused by sudden and accidental oil spills, we cannot assure that we will continue to be able to secure or carry this insurance, or, if we were able to do so, that the coverage would be adequate to cover the liabilities.

VIOLATIONS OF ENVIRONMENTAL LAWS AND REGULATIONS COULD MATERIALLY ADVERSELY AFFECT OUR OPERATIONS.

     Our operations are subject to numerous domestic laws and regulations that relate directly or indirectly to the drilling of oil and natural gas wells, including laws and regulations:

     - controlling the discharge of materials into the environment,

     - requiring removal and clean-up under certain circumstances, or otherwise, and

     - relating to the protection of the environment.

Laws and regulations protecting the environment have generally become more stringent in recent years. They may in certain circumstances impose strict liability, rendering a person liable for environmental damage without regard to negligence or to the fault on the part of such person. Such laws and regulations may expose us to liability for the conduct of, or conditions caused by, others, or for our acts that were in compliance with all applicable laws at the time such acts were performed.

SOME OF OUR CONTRACT DRILLING SERVICES ARE DONE UNDER TURNKEY CONTRACTS, WHICH ARE FINANCIALLY RISKY.

     A portion of our contract drilling is done under turnkey contracts, which involve substantial risks. Under turnkey drilling contracts, we contract to drill a well to a certain depth under specified conditions for a fixed price. The risks to us under these types of drilling contracts are substantially greater than on a well drilled on a daywork basis. This is due to the assumption by us in turnkey contracts of most of the risks associated with the drilling operations generally assumed by the operator of the well in a daywork contract, including:

     - risk of blowout,

     - machinery breakdowns, and

     - abnormal drilling conditions.

Accordingly, if severe drilling problems are encountered in drilling wells under a turnkey contract, we could suffer substantial losses associated with that contract. Generally, the weaker the demand for our drilling services, the higher the percentage of our turnkey contracts. For each of the years in the three-year period ended December 31, 2000, the percentage of our contract drilling revenues attributable to turnkey contracts was 12%, 20.0% and 8.0%, respectively.

ESTIMATES OF OUR OIL AND NATURAL GAS RESERVES ARE UNCERTAIN.

     Estimates of our proved developed reserves and future net revenues are based on engineering reports prepared by an independent petroleum engineer. These reports are based upon a review of production of histories and other geologic, economic, ownership and engineering data provided by Patterson. These estimates are based on several assumptions that the SEC requires oil and natural gas companies to use, including, for example, constant oil and natural gas prices. The estimates are inherently imprecise indications of future net revenues. Actual future production, revenues, taxes, production costs and development costs may vary substantially from those assumed in the estimates. Any significant variance could materially affect the estimates. In addition, our reserves might be subject to upward or downward adjustment based on:

     - future production,

     - results of future exploration and development,

     - prevailing oil and natural gas prices, and

     - other factors.

                    RISKS RELATED TO PATTERSON'S OPERATIONS

THE LOSS OF SERVICES OF KEY OFFICERS COULD HURT OUR OPERATIONS.

     We are highly dependent on our executive officers and key employees. The unexpected loss of the services of any of these individuals, particularly Cloyce
A. Talbott or A. Glenn Patterson, Chief Executive Officer and President, respectively, could have a detrimental affect on Patterson. We have no employment agreements with any of our executive officers. We maintain key man life insurance on the lives of Messrs. Talbott and Patterson in the amount of $3 million each.

ANTI-TAKEOVER MEASURES IN OUR CHARTER DOCUMENTS AND UNDER STATE LAW COULD DISCOURAGE AN ACQUISITION OF PATTERSON AND THEREBY AFFECT THE RELATED PURCHASE PRICE.

     Patterson, as a Delaware corporation, is subject to the Delaware General Corporation Law, including Section 203, an anti-takeover law enacted in 1988. We have also enacted certain anti-takeover measures, including a stockholders rights plan. In addition, our board of directors has the authority to issue up to one million shares of preferred stock and to determine the price, rights (including voting rights), conversion ratios, preferences and privileges of that stock without further vote or action by the holders of the common stock. As a result of these measures and others, potential acquirers of Patterson may find it more difficult or be discouraged from attempting to effect an acquisition transaction with us. This may deprive holders of our securities of certain opportunities to sell or otherwise dispose of the securities at above-market prices pursuant to any such transactions.

WE HAVE PAID NO DIVIDENDS ON OUR COMMON STOCK AND HAVE NO PLANS TO PAY DIVIDENDS IN THE FORESEEABLE FUTURE.

     We have not declared or paid cash dividends on our common shares in the past. We do not expect to declare or pay any cash dividends on our common stock in the foreseeable future. The terms of our existing credit facility prohibit payment of dividends by us without the prior written consent of the lenders.

PARTICIPATION BY PATTERSON DIRECTORS AND OFFICERS IN OIL AND NATURAL GAS PROSPECTS COULD CREATE CONFLICTS OF INTEREST.

     Certain of our directors and executive officers and their respective affiliates have participated, from time to time, in oil and natural gas prospects and properties in which we have interest. These participations may continue in the future. Conflicts of interest may arise between such persons and Patterson as to the advisability of conducting drilling and recompletion activities on these properties. Of the 164 wells we operated at the end of year 2000, our directors, officers and/or their respective affiliates were working interest owners in approximately 127 wells.

OUR BOARD MAY ISSUE PREFERRED STOCK WITH RIGHTS AND PREFERENCES ADVERSE TO COMMON STOCK.

     We have a class of authorized preferred stock. Our board of directors, without stockholder approval, may issue shares of the preferred stock with rights and preferences adverse to the voting power or other rights of the holders of common stock. We have not issued any preferred shares. However, as of December 31, 2000, an aggregate of 374,773 shares of our preferred stock had been reserved for issuance upon exercise of the rights issued under our stockholders rights plan.

                                    PART II

ITEM 5. MARKET FOR OUR COMMON SHARES AND RELATED STOCKHOLDER MATTERS.

     Our common stock, par value $0.01 per share is publicly traded on the Nasdaq National Market and is quoted under the symbol "PTEN."

     The following table sets forth the high and low sales prices of our common shares for the periods indicated:

                                                                HIGH       LOW
                                                                ----       ---
1999:
First quarter...............................................  $   6.06   $   2.75
Second quarter..............................................     10.81       4.38
Third quarter...............................................     16.31       8.38
Fourth quarter..............................................     15.94      10.00

2000:
First quarter...............................................  $  31.88   $  11.63
Second quarter..............................................     32.25      19.63
Third quarter...............................................     35.94      21.44
Fourth quarter..............................................     39.50      22.50

     As of February 20, 2001, there were approximately 332 holders of record (approximately 8,357 beneficial holders) of our common shares.

     We have not declared or paid cash dividends on our common shares in the past and do not expect to declare or pay any cash dividends on our common stock in the foreseeable future. Instead, we intend to retain our earnings to support the operations and growth of our business. Any future cash dividends would depend on future earnings, capital requirements, financial condition and other factors deemed relevant by the board of directors. In addition, the terms of our existing credit facility prohibit payment of dividends without the prior written consent of the lenders.

     During 2000, we issued a total of 1,203,000 common shares and three-year warrants to acquire 127,000 common shares that were not registered under the Securities Act of 1933, as amended. The shares were issued in two separate transactions as follows:

     - During March 2000, we issued a total of 53,000 common shares valued at $29.0625 per share as partial consideration for the acquisition of four drilling rigs and related equipment from an unrelated entity.

     - The remaining 1,150,000 common shares and the warrants to acquire 127,000 common shares we issued as consideration for the acquisition of eight drilling rigs and related equipment acquired during June 2000 from an unrelated entity. The common shares were valued at $18.00 per share, the market price of the shares on the date of the transaction. The warrants were valued at $900,000 using a Black-Scholes model.

     Each of the shares and warrant shares, subsequent to their respective issuances, have been registered for resale with the SEC.

     No underwriter was involved in either of the transactions and no sales commissions, fees or similar compensation were paid to any person in connection with the issuance of the shares. We believe that the issuance of the shares in each instance was exempt from the registration requirements of Section 5 of the Securities Act by virtue of Section 4(2) of the Securities Act and/or under Rule 506 of Regulation D promulgated by the SEC thereunder.

ITEM 6. SELECTED FINANCIAL DATA.

     The selected consolidated financial data of Patterson as of December 31, 1996, 1997, 1998, 1999 and 2000 and for each of the five years then ended should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and related Notes thereto, included as Items 7 and 8, respectively, of this document.

                                                    YEAR ENDED DECEMBER 31,
                                 -------------------------------------------------------------
                                   1996         1997         1998         1999         2000
                                   ----         ----         ----         ----         ----
                                           (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                                          (UNAUDITED)
INCOME STATEMENT DATA:
Operating revenues:
  Drilling.....................  $  73,590   $  178,332   $  165,997   $  131,287   $  260,233
  Oil and natural gas..........     10,118       12,445        7,170        8,563       15,615
  Drilling completion fluids...         --           --       13,397       11,686       32,053
                                 ---------   ----------   ----------   ----------   ----------
          Total................     83,708      190,777      186,564      151,536      307,901
                                 ---------   ----------   ----------   ----------   ----------
Operating costs and expenses:
  Drilling.....................     59,564      128,416      128,838      113,569      190,234
  Oil and natural gas..........      3,465        4,402        3,676        2,500        4,872
  Drilling and completion
     fluids....................         --           --       10,205        9,864       26,545
  Impairment of proved oil and
     natural gas properties....        549          355        3,816          275           --
  Depreciation, depletion and
     amortization..............      9,960       17,497       28,091       28,156       33,133
  General and administrative...      5,416        6,786        9,313        7,299       11,394
                                 ---------   ----------   ----------   ----------   ----------
          Total................     78,954      157,456      183,939      161,663      266,178
                                 ---------   ----------   ----------   ----------   ----------
Operating income (loss)........      4,754       33,321        2,625      (10,127)      41,723
                                 ---------   ----------   ----------   ----------   ----------
Other income (expense).........     (2,737)       1,787       (2,857)      (3,341)      (3,724)
                                 ---------   ----------   ----------   ----------   ----------
Income (loss) before income
  taxes........................      2,017       35,108         (232)     (13,468)      37,999
Income tax expense (benefit)...     (2,254)      12,866           93       (4,341)      14,244
                                 ---------   ----------   ----------   ----------   ----------
Net income (loss)..............  $   4,271   $   22,242   $     (325)  $   (9,127)  $   23,755
                                 =========   ==========   ==========   ==========   ==========
Net income (loss) per common
  share:
  Basic........................  $    0.22   $     0.78   $   ( 0.01)  $   ( 0.28)  $     0.69
                                 =========   ==========   ==========   ==========   ==========
  Diluted......................  $    0.21   $     0.75   $   ( 0.01)  $   ( 0.28)  $     0.66
                                 =========   ==========   ==========   ==========   ==========
Weighted average number of
  common shares outstanding:
  Basic........................     19,167       28,492       31,645       32,499       34,347
                                 =========   ==========   ==========   ==========   ==========
  Diluted......................     20,086       29,505       31,645       32,499       35,753
                                 =========   ==========   ==========   ==========   ==========
BALANCE SHEET DATA:
Total assets...................  $  87,913   $  203,200   $  236,605   $  236,257   $  410,586
Notes payable..................     25,849       23,250       55,714       50,000       24,416
Stockholders' equity...........     43,482      146,932      156,852      152,788      302,806

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     This Item 7 contains forward-looking statements, which are made pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. These statements include, without limitation, statements relating to:

     - liquidity,

     - financing of operations,

     - continued volatility of oil and natural gas prices,

     - source and sufficiency of funds required for capital needs and additional rig acquisitions (if further opportunities arise),

     - future utilization of net operating loss carryforwards,

     - impact of inflation on our financial position and on our earnings per share, and

     - other such matters.

The words "believes," "budgeted," "expects" or "estimates" and similar expressions identify forward-looking statements. We do not undertake to update, revise or correct any of the forward-looking information. Readers are cautioned that such forward-looking statements should be read in conjunction with our disclosures under the heading: "Cautionary Statement for Purposes of the 'Safe Harbor' Provisions of the Private Securities Litigation Reform Act of 1995" beginning on page 20.

LIQUIDITY AND CAPITAL RESOURCES

     As of December 31, 2000, we had working capital of approximately $110.9 million including cash and cash equivalents of approximately $59.4 million as compared to working capital of approximately $27.0 million including cash and cash equivalents of approximately $8.8 million as of December 31, 1999. For the twelve months ended December 31, 2000, our various sources of cash flow were:

     - $49.1 million derived from operations,

     - $98.8 million generated from the public offering of 3,000,000 shares of our common stock,

     - $3.2 million from the exercise of stock options and warrants,

     - $14.4 million of proceeds provided by our credit facility with Transamerica Equipment Financial Services Corporation,

     - $1.1 million from the sale of certain property and equipment, and

     - $630,000 from other non-operating activities.

     Correspondingly, a portion of the funds, as discussed above, were used by us during the year as follows:

     - $40.0 million to repay, prior to its respective maturity, long-term indebtedness then outstanding with Transamerica,

     - $17.8 million as partial consideration in the acquisitions of WEK Drilling Co., Inc. and certain assets of Ambar, Inc.,

     - $57.2 million to make necessary repair and maintenance expenditures for the betterment and refurbishment of both the marketable and non-operable drilling rigs, as well as the acquisition and procurement of drilling equipment, including drill pipe, to fund leasehold acquisition, exploration and development of oil and natural gas properties and to fund capital expenditures for our drilling and completion fluids segment, and

     - $1.65 million to repurchase 300,000 shares of our own common stock originally issued in the acquisition of the assets of Padre Industries, Inc.

     During 2000, we entered into three separate transactions whereby we increased our land-based drilling rig fleet to 131, an increase of 12 rigs from a year ago, and we further expanded our drilling fluids operations with the addition of drilling and completion fluids operations in Louisiana, the Gulf Coast areas of South Texas and the Gulf of Mexico. During January 2001, we added an additional 21 drilling rigs (of which 14 were marketable) to our total rig fleet. A brief description of each the transactions follows:

     - On March 31, 2000, we acquired 100% of the outstanding stock of WEK Drilling Company, Inc., a privately held, non-affiliated drilling company with its principal operations in Southeast New Mexico, for an aggregate purchase price of $6.8 million. The acquired assets included four operable contract drilling rigs and other related equipment and working capital of approximately $1.2 million. Three of the rigs have depth capacities greater than 12,000 feet with the other rig having a depth rating of 10,500 feet. We funded the acquisition using $5.66 million of proceeds from our credit facility with Transamerica and 53,000 shares of our common stock valued at $29.0625 per share. Certain assets, unrelated to the contract drilling business, were sold back to one of the previous owners for a cash payment of $1.0 million.

     - On June 2, 2000, we consummated the acquisition of High Valley Drilling, Inc. The assets consisted of eight non-operable drilling rigs and other related equipment. The drilling rigs, when completely refurbished, will have depth capacities equal to or exceeding 15,000 feet with three of the rigs having a depth rating of 25,000 feet. Consideration for the acquisition included 1,150,000 restricted shares of our common stock and three-year warrants to acquire an additional 127,000 shares at an exercise price of $22.00 per share. The common stock issued in connection with the acquisition was recorded at $18.00 per share which represents the market price of the stock on the day the acquisition was announced and the warrants were valued at $900,000. During 2000, we expended approximately $11.5 million refurbishing the High Valley rigs. Four of the rigs were placed into operation by the end of December 2000 with two additional rigs placed into service during February 2001. We anticipate the remaining rigs to be placed into service by the end of June 2001 with further capital expenditures not to exceed $2.5 million per rig, including drill pipe.

     - On October 3, 2000, we completed the acquisition of the drilling and completion fluids division of Ambar, Inc., a non-affiliated entity with its principal operations in the Louisiana and Texas Gulf Coasts and the Gulf of Mexico. We acquired working capital of approximately $7.8 million (current assets of $18.2 million and current liabilities of $10.4 million), fixed assets with a fair market value of $15.7 million and other trademarks and intellectual property specific to the division's operations. Cash of $12.4 million was paid as consideration for the purchase which included $680,000 of direct costs incurred related to the transaction.

     - On January 5, 2001, we completed the acquisition of Jones Drilling Corporation and the assets of three related entities, Henderson Welding, Inc., L.E.J. Truck and Crane, Inc., and L.E. Jones Drilling Company. All four companies were based in Duncan, Oklahoma. The assets acquired as a part of these transactions consisted of 21 contract drilling rigs (14 of which were marketable), a fleet of rig moving trucks, drilling facilities and shops and equipment yards located in Duncan, Oklahoma, and Bridgeport, Texas. The drilling rigs range from 450 to 1,000 horsepower with 12 rigs having a drilling capacity of 12,000 feet and greater, with four of those rigs capable of drilling to depths greater than 15,000 feet. The purchase price consisted of 810,070 shares of our common stock valued at $26.8125 per share and $10.9 million cash, net of certain working capital adjustments.

     On September 14, 2000, we completed a public offering of 3 million shares of our common stock at a public price of $34.50 per share. An underwriting discount of $1.50 was paid, for a net price of $33.00 per share. Net proceeds from the offering totaled approximately $98.8 million. Certain of the proceeds were used to reduce, prior to maturity, outstanding indebtedness with Transamerica from $64.4 million to $24.4 million, as well as a prepayment penalty of $200,000. This penalty is included in interest expense at December 31, 2000, as we consider the amount immaterial for extraordinary treatment.

     On July 20, 2000, we executed an amendment to our existing credit facility with Transamerica, increasing the facility from $60.0 million to $70.0 million. During 2000, we borrowed an additional $14.4 million under the facility, increasing our total outstanding indebtedness under the agreement to $64.4 million. The terms of the facility provided that the credit facility would convert to a term note during 2000 with a 60-month, level principal amortization to begin in February 2001. As previously discussed, using net proceeds from the public offering we prepaid $40.0 million on the outstanding balance and have began principal amortization in February 2001 as required by the underlying agreement.

     We believe that the current level of cash and short-term investments, together with cash generated from operations should be sufficient to meet our immediate capital needs. From time to time, acquisition opportunities are reviewed relating to our business. The timing, size or success of any acquisition and the associated capital commitments are unpredictable. Should further opportunities for growth requiring capital arise, we believe we would be able to satisfy these needs through a combination of working capital, cash generated from operations, and either debt or equity financing. However, there can be no assurance that such capital would be available.

RESULTS OF OPERATIONS

COMPARISON OF THE YEARS ENDED DECEMBER 31, 2000 AND 1999

     For the year ended December 31, 2000, contract drilling revenues were $260.2 million as compared to $131.3 million for the same period in 1999, an increase of approximately 98%. Average rig utilization was 74% on an average of 119 rigs available for service for the year ended December 31, 2000, as compared to 45% on an average of 114 rigs available for service for the twelve months ended December 31, 1999. Direct drilling costs were $190.2 million or 73% of drilling revenues for the year ended December 31, 2000, while direct drilling costs were $113.6 million or 87% of related drilling revenues for 1999. General and administrative expense for the contract drilling operations was approximately $5.3 million for the year ended December 31, 2000, as compared to approximately $4.1 million in 1999. The increase in general and administrative expense was largely attributable to an increase in administrative personnel needed to support the increase in the number of rigs marketed during the year and the increased utilization of our rig fleet. Depreciation and amortization expense for the contract drilling segment increased from $24.4 million for the year ended December 31, 1999, to approximately $28.0 million for the same twelve-month period in 2000. For the twelve months ended December 31, 2000, operating income from contract drilling operations was approximately $36.9 million as compared to an operating loss of approximately $10.3 million in 1999. The increase in the contract drilling segment's operating results was reflective of 12 additional rigs acquired during the year, increased pricing of our contract services caused by significant improvements in commodity prices, and the resulting 64% increase in our average rig utilization rate. Notwithstanding the recent improvement in oil and natural gas prices, there can be no assurance that the demand for contract drilling services will increase proportionally with the current higher commodity prices or of the duration of the higher commodity prices.

     Oil and natural gas sales revenues were approximately $13.6 million for the year ended December 31, 2000, as compared to approximately $6.8 million in 1999. The volumes of oil and natural gas sold increased by approximately 20% in 2000, as compared to fiscal year 1999. The average price per Bbl of crude oil received in 2000 was $29.99, as compared to $18.08 in 1999, and the average price per Mcf of natural gas was $3.87 in 2000, as compared to $2.22 in 1999. Lease operating and production costs were $6.41 per BOE in 2000, compared to $4.08 per BOE in 1999. General and administrative expense for the oil and natural gas segment was approximately $1.5 million and $1.2 million for the years ended December 31, 2000 and 1999, respectively. Exploration costs were approximately $663,000 and $611,000 for the years ended December 31, 2000 and 1999, respectively. Depreciation and depletion expense was approximately $3.6 million in 2000, as compared to approximately $2.7 million in 1999. The increase in depreciation and depletion expense was the result of increased production during 2000 due to significantly improved commodity prices. We impaired certain of our oil and natural gas properties by $275,000 during 1999. No impairment expense was incurred in 2000. Other revenues generated by the oil and natural gas segment, consisting primarily of fees generated from lease operating activities, were approximately $2.0 million and $1.6 million for the years ended December 31, 2000 and 1999, respectively. For the year ended December 31, 2000, the oil and natural gas segment generated income from operations of approximately $5.6 million as compared to income of approximately $1.9 million for the year ended December 31, 1999. The fluctuation in the segment's operating results was primarily attributable to the increase in the underlying commodity prices as discussed above.

     Operating revenues from our drilling and completion fluid services were approximately $32.1 million and $11.7 million for the twelve months ended December 31, 2000 and 1999, respectively. Operating costs incurred by the drilling and completion fluids segment were approximately $26.5 million in 2000 as compared to costs of approximately $9.9 million in 1999. For the twelve months ended December 31, 2000, depreciation and amortization expense was $1.5 million as compared to approximately $1.1 million in 1999. General and administrative expense for the drilling and completion fluids segment was approximately $4.6 million and $2.0 million for the twelve months ended December 31, 2000 and 1999, respectively. The increases noted above on each of the items discussed were primarily attributable to the addition of the fluids division of Ambar, Inc. during October 2000. For the twelve months ended December 31, 2000, the drilling fluids segment generated a net loss from operations of approximately $550,000 as compared to a net operating loss of approximately $1.4 million for the comparative twelve month period in 1999. The improvement in operations was consistent with the rise in the segment's operating revenues and expenses and resulting increase in operating margin as discussed above and reflective of the improvements in the industry's economic conditions.

     For the year ended December 31, 2000, we incurred interest expense of approximately $5.0 million as compared to $4.1 million in 1999 and earned interest income of approximately $999,000 and $445,000 in 2000 and 1999, respectively. In 2000, we recognized a net gain on the sale of property and equipment of $194,000 as compared to approximately $129,000 in 1999.

COMPARISON OF THE YEARS ENDED DECEMBER 31, 1999 AND 1998

     For the year ended December 31, 1999, contract drilling revenues were approximately $131.3 million as compared to $166.0 million for the same period in 1998; a decrease of approximately 21%. Average rig utilization was 45% on an average of 114 rigs available for service for the year ended December 31, 1999 as compared to 54% on an average of 106 rigs available for service for the twelve months ended December 31, 1998. Direct drilling costs were $113.6 million or 87% of drilling revenues for the year ended December 31, 1999; while direct drilling costs were $128.8 million or 78% of related drilling revenues for 1998. General and administrative expense for the contract drilling operations was approximately $4.1 million for the year ended December 31, 1999 as compared to approximately $6.1 million in 1998. The decrease in general and administrative expense was largely attributable to the our decision to close our administrative offices in Dallas, Abilene and Wichita Falls, Texas.

     Additionally, we imposed a company-wide compensation reduction and certain layoffs during January and February 1999 in an effort to reduce overhead costs in response to the significantly weakened economic conditions of the industry. Depreciation and amortization expense for the contract drilling segment increased from $22.4 million for the year ended December 31, 1998 to approximately $24.4 million for the same twelve-month period in 1999.

     For the twelve months ended December 31, 1999, operating loss from our contract drilling operations was approximately $10.3 million as compared to income of approximately $9.3 million in 1998. The decline in the contract drilling segment's operating results was reflective of reduced pricing in our contract services caused by significantly weakened commodity prices, particularly for crude oil throughout fiscal year 1998 and the initial months of 1999, and the resulting 17% decrease in our utilization rate.

     Oil and natural gas sales revenues were approximately $6.8 million for the year ended December 31, 1999, as compared to approximately $5.6 million in 1998. The volume of oil and natural gas sold by us decreased by approximately 11% in 1999, as compared to fiscal year 1998. The average price per Bbl of crude oil received by us was $18.08 in 1999, as compared to $12.16 in 1998, and the average price per Mcf of natural gas was $2.22 in 1999, as compared to $1.93 in 1998. Lease operating and production costs were $4.08 per BOE in both 1998 and 1999. General and administrative expense for the oil and natural gas segment was approximately $1.2 million and $1.3 million for the years ended December 31, 1999 and 1998, respectively. Exploration costs were approximately $611,000 and $669,000 for the years ended December 31, 1999 and 1998, respectively. Depreciation and depletion expense was approximately $2.7 million in 1999, as compared to approximately $4.8 million in 1998. The decrease in depreciation and depletion expense was reflective of the substantial increase in the market price received for crude oil in December 31, 1999 versus December 31, 1998 which resulted in increases in reserve quantities and a related reduction of the unit of production rates. Specifically, the market price was $11.16 per barrel at December 31, 1998 and $24.90 per barrel at December 31, 1999, an increase of approximately 123%.

     During 1998, primarily as a result of the industry's significantly reduced commodity prices at December 31, 1998, we impaired certain of oil and natural gas properties by $3.8 million. Comparatively, we incurred impairment expense of approximately $275,000 in 1999. Other revenues generated by the oil and natural gas segment, consisting primarily of fees generated from lease operating activities, were approximately $1.6 million and $1.5 million for the years ended December 31, 1999 and 1998, respectively. For the year ended December 31, 1999, the oil and natural gas segment generated income from operations of approximately $1.9 million as compared to a loss of approximately $6.2 million for the year ended December 31, 1998. The fluctuation in the segment's operating results was primarily attributable to the increase in the underlying commodity prices as discussed above.

     Operating revenues from our drilling fluid services were approximately $11.7 million and $13.4 million for the twelve months ended December 31, 1999 and 1998, respectively. Operating costs incurred by the drilling fluids segment were approximately $9.9 million in 1999 as compared to costs of approximately $10.2 million in 1998. For the twelve months ended December 31, 1999, depreciation and amortization expense was $1.1 million as compared to approximately $895,000 in 1998. General and administrative expense for the drilling fluids segment was approximately $2.0 million and $1.9 million for the twelve months ended December 31, 1999 and 1998, respectively. This increase was partially due to the addition of the administrative office in Corpus Christi, Texas, acquired during September 1998 with our purchase of Tejas Drilling Fluids, Inc. For the twelve months ended December 31, 1999, the drilling fluids segment generated a net loss from operations of approximately $1.4 million as compared to net operating income of approximately $360,000 for the comparative twelve month period in 1998. The net loss from operations was consistent with the decline in the segment's operating revenues and expenses as discussed above and reflective of the deterioration in the industry's economic conditions.

     For the year ended December 31, 1999, we incurred interest expense of approximately $4.1 million as compared to $4.5 million in 1998 and earned interest income of approximately $445,000 and $767,000 in 1999 and 1998, respectively. In 1999, we recognized a net gain on the sale of property and equipment of $129,000 as compared to approximately $636,000 in 1998.

INCOME TAXES

                                                             YEAR ENDED DECEMBER 31,
                                                            -------------------------
                                                            1998     1999      2000
                                                            ----     ----      ----
Income tax provision (benefit)............................  $  93   $(4,341)  $14,244
Effective tax rate........................................   40.1%   (32.2%)     37.5%

     We recognized income tax benefit of $4.3 million for the year ended December 31, 1999, resulting from losses from operations. We recognized income tax expense of $14.2 million for the year ended December 31, 2000, even though minimal cash taxes were incurred as a result of utilization of income tax benefits recognized in prior years. The federal statutory tax rate, used in the provision, increased by 1% to 35% for the year ended December 31, 2000. The state effective tax rate, used in the provision, increased to 1% for the year ended December 31, 2000.

     For tax purposes, we had available, at December 31, 2000, federal net operating loss carryforwards of approximately $16.3 million, which will expire in the year 2019 if unused. We also had available at December 31, 2000, $1.6 million of alternative minimum tax credits, which may be carried forward indefinitely.

     During the year ended December 31, 1996, we began recording non-cash Federal deferred income taxes based primarily on the relationship between the amount of our unused Federal NOL carryforwards and the temporary differences between the book basis and tax basis in our assets. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the year in which those temporary differences are expected to be recovered or settled. As a result of fully recognizing the benefit of our deferred income taxes, we will incur deferred income tax expense as these benefits are utilized. We incurred a deferred income tax expense of approximately $15.9 million for the year ended December 31, 2000 and a deferred income tax benefit of approximately $7.1 million for the year ended December 31, 1999.

VOLATILITY OF OIL AND NATURAL GAS PRICES

     Our revenue, profitability and future rate of growth are substantially dependent upon prevailing prices for oil and natural gas, with respect to our contract drilling, oil and natural gas and drilling and completion fluids segments. Historically, oil and natural gas prices and markets have been extremely volatile. Prices are affected by market supply and demand factors as well as actions of state and local agencies, the United States and foreign governments and international cartels. All of these are beyond our control. Any significant or extended decline in oil and/or natural gas prices will have a material adverse effect on our financial condition and results of operations, as evidenced by our performance. Low level commodity prices beginning in the fourth quarter of 1997 and continuing into mid-1999 adversely impacted our operations. Although there has been significant improvement in oil and natural gas prices since mid-1999, we expect oil and natural gas prices to continue to be volatile and therefore to affect the financial condition and operations of Patterson and its ability to access capital sources.

IMPACT OF INFLATION

     We believe that inflation will not have a significant near-term impact on our financial position.

RECENTLY-ISSUED ACCOUNTING STANDARDS

     The Company adopted Statement of Financial Accounting Standards No. 133, as amended, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133") on January 1, 2001. SFAS No. 133 establishes accounting and reporting standards for derivatives or instruments and for hedging activities. It requires enterprises to recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. The requisite accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. The Company was not required to record any transitional adjustment upon the adoption of SFAS No. 133.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We have exposure to market risk associated with the floating rate portion of the interest charged on the $24.4 million outstanding under our credit facility with Transamerica Equipment Financial Services Corporation. The credit facility, which matures on January 1, 2006, bears interest at LIBOR plus 3.10% to 3.51%. Our exposure to interest rate risk due to changes in LIBOR is not expected to be material and at December 31, 2000, the fair value of the obligation approximates our related carrying value because the obligation bears interest at the current market rate.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     Financial Statements are filed as a part of this report at the end of Part IV hereof beginning at page F-1, Index to Consolidated Financial Statements, and are incorporated herein by this reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III

     The information required by Part III is omitted from this report because Patterson will file a definitive proxy statement pursuant to Regulation 14A of the Securities Exchange Act of 1934 no later than 120 days after the end of the fiscal year covered by this document and certain information included therein is incorporated herein by reference.

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

(a)(2) Financial Statement Schedule.

     Schedule II -- Valuation and qualifying accounts is filed herewith on page S-1.

     All other financial statement schedules have been omitted because they are not applicable or the information required therein is included elsewhere in the financial statements or notes thereto.

(a)(3) Exhibits.

     The following exhibits are filed herewith or incorporated by reference herein.

          2.1            Plan and Agreement of Merger dated October 14, 1993, between
                         Patterson Energy, Inc., a Texas corporation, and Patterson
                         Energy, Inc., a Delaware corporation, together with related
                         Certificates of Merger.(1)
          2.2            Agreement and Plan of Merger, dated April 22, 1996 among
                         Patterson Energy, Inc., Patterson Drilling Company and
                         Tucker Drilling Company, Inc.(2)
          2.2.1          Amendment to Agreement and Plan of Merger, dated May 16,
                         1996 among Patterson Energy, Inc., Patterson Drilling
                         Company and Tucker Drilling Company, Inc.(3)
          2.3            Stock Purchase Agreement, dated January 5, 1998, among
                         Patterson Energy, Inc., Spencer D. Armour, III. And Richard
                         G. Price.(16)
          2.4            Stock Purchase Agreement, dated September 17, 1998, among
                         Lone Star Mud, Inc. and Mark Campbell (shareholder of Tejas
                         Drilling Fluids, Inc.).(4)
          2.5            Asset Purchase Agreement dated as of September 30, 2000
                         between Ambar Drilling Fluids LP, LLLP and Ambar, Inc.(5)
          2.6            Agreement and Plan of Merger, dated February 4, 2001, by and between UTI Energy Corp. and Patterson Energy, Inc.
                         Disclosure schedules for each of the parties to the merger agreement setting forth exceptions or other information
                         relating to their respective representations and warrants in the agreement have not been filed with this exhibit. They
                         will, however, be made available supplementally to the SEC upon request.(6)
          3.1            Restated Certificate of Incorporation.(7)
          3.1.1          Certificate of Amendment to the Certificate of
                         Incorporation.(8)
          3.2            Bylaws.(1)
          3.3            Rights Agreement dated January 2, 1997, between Patterson
                         Energy, Inc. and Continental Stock Transfer & Trust
                         Company.(15)
          4.1            Excerpt from Restated Certificate of Incorporation of
                         Patterson Energy, Inc. regarding authorized Common Stock and
                         Preferred Stock.(9)
         10.1            Loan and Security Agreement dated December 21, 1999 among
                         Patterson Drilling Company and Transamerica Equipment
                         Financial Services Corporation.(17)
         10.1.1          Promissory Note dated December 21, 1999 between Patterson
                         Drilling Company and Transamerica Equipment Financial
                         Services Corporation.(17)
         10.1.2          Corporate Guarantees of Lone Star Mud, Inc. and Patterson
                         Energy, Inc.(17)
         10.2            Aircraft Lease, dated December 20, 2000, (effective January
                         1, 2001) between Talbott Aviation, Inc. and Patterson
                         Energy, Inc.

           10.3            Participation Agreement, dated October 19, 1994, between Patterson Petroleum Trading
                           Company, Inc. and BHT Marketing, Inc.(10)
           10.3.1          Participation Agreement dated October 24, 1995, between Patterson Petroleum Trading
                           Company, Inc. and BHT Marketing, Inc.(11)
           10.4            Crude Oil Purchase Contract, dated October 19, 1994, between Patterson Petroleum, Inc. and
                           BHT Marketing, Inc.(10)
           10.4.1          Crude Oil Purchase Contract, dated October 24, 1995, between Patterson Petroleum, Inc. and
                           BHT Marketing, Inc.(11)
           10.5            Patterson Energy, Inc. 1993 Stock Incentive Plan, as amended.(12)
           10.6            Patterson Energy, Inc. Non-Employee Directors' Stock Option Plan, as amended.(13)
           10.7            Model Form Operating Agreement.(14)
           10.8            Form of Drilling Bid Proposal and Footage Drilling Contract.(14)
           10.9            Form of Turnkey Drilling Agreement.(14)
           21.1            Subsidiaries of the registrant.
           23.1            Consent of Independent Accountants -- PricewaterhouseCoopers LLP.
           23.2            Consent of Independent Petroleum Engineer -- M. Brian Wallace, P.E.

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

 (2) Incorporated by reference to Item 7, "Financial Statements and Exhibits" to Form 8-K dated April 22, 1996 and filed on April 30, 1996.

 (3) Incorporated by reference to Item 7, "Financial Statements and Exhibits" to Form 8-K dated May 16, 1996 and filed on May 22, 1996.

 (4) Incorporated by reference to Item 14, "Financial Statements Schedules and Reports on Form 8-K" to Form 10-K for the year ended December 31, 1998.

 (5) Incorporated by reference to Item 7, "Financial Statements and Exhibits" to Form 8-K dated October 3, 2000 and filed on November 6, 2000.

 (6) Incorporated herein by reference to Item 7, "Financial Statements and Exhibits" to Form 8-K dated February 4, 2001 and filed February 16, 2001.

 (7) Incorporated herein by reference to Item 6, "Exhibits and Reports on Form 8-K" to Form 10-Q for the quarterly period ended June 30, 1996; filed August 12, 1996.

 (8) Incorporated herein by reference to Item 6. "Exhibits and Reports on Form 8-K" to Form 10-Q for the quarterly period ended June 30, 1997; filed August 14, 1997.

 (9) Incorporated herein by reference to Item 16, "Exhibits" to Registration Statement on Form S-3 filed on December 18, 1996.

(10) Incorporated herein by reference to Item 27, "Exhibits" to Post Effective Amendment No. 1 to Registration Statement on Form SB-2 (File No. 33-68058-FW); filed on June 21, 1995.

(11) Incorporated by reference to Item 13, "Exhibits and Reports on Form 8-K" to Form 10-KSB for the year ended December 31, 1995.

(12) Incorporated herein by reference to Item 8, "Exhibits" to Registration Statement on Form S-8 (File No. 333-47917); filed March 13, 1998.

(13) Incorporated herein by reference to Item 8, "Exhibits" to Registration Statement on Form S-8 (File No. 33-39471); filed November 4, 1997.

(14) Incorporated by reference to Item 27, "Exhibits" to Registration Statement on Form SB-2 (File No. 33-68058-FW); filed on August 30, 1993.

(15) Incorporated by reference to Item 2, "Exhibits" to Registration Statement on Form 8-A filed on January 14, 1997.

(16) Incorporated herein by reference to Item 16, "Exhibits" to Registration Statement on Form S-3 filed January 5, 1998.

(17) Incorporated by reference to Item 14, "Exhibits, Financial Statement Schedules and Reports on Form 8-K" to Form 10-K for the year ended December 31, 1999.

(b) Reports on Form 8-K.

(1) Report dated November 15, 2000 announcing execution of a letter of intent to acquire twenty-one drilling rigs from Jones Drilling Corporation; filed December 1, 2000.

(2) Report dated November 20, 2000 announcing the Company's addition of two members to Patterson's board of directors; filed December 1, 2000.

(3) Report dated October 3, 2000 announcing Patterson's acquisition of the drilling and completion fluids services of Ambar, Inc.; filed November 6, 2000.

                                    INDEX TO
                       CONSOLIDATED FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
  REPORT OF INDEPENDENT ACCOUNTANTS.........................  F-2
  CONSOLIDATED FINANCIAL STATEMENTS:
     CONSOLIDATED BALANCE SHEETS AS OF DECEMBER 31, 1999 AND
      2000..................................................  F-3
     CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE YEARS
      ENDED DECEMBER 31, 1998, 1999 AND 2000................  F-4
     CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY FOR THE
      YEARS ENDED DECEMBER 31, 1998, 1999 AND 2000..........  F-5
     CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS
      ENDED DECEMBER 31, 1998, 1999 AND 2000................  F-6
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.............  F-8

                       REPORT OF INDEPENDENT ACCOUNTANTS

The Board of Directors and Stockholders of
Patterson Energy, Inc.

     In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Patterson Energy, Inc. and Subsidiaries at December 31, 1999 and 2000 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial schedule listed in Item 14(a) present fairly, in all material respects, the information set forth therein, when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

                                            PricewaterhouseCoopers LLP

Fort Worth, Texas
February 27, 2001

                    PATTERSON ENERGY, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                       DECEMBER 31,
                                                              -------------------------------
                                                                   1999             2000
                                                                   ----             ----
                                                              (IN THOUSANDS, EXCEPT FOR SHARE
                                                                           DATA)
                                           ASSETS
Current assets:
  Cash and cash equivalents.................................    $    8,792       $   59,355
  Accounts receivable:
     Trade, less allowance for doubtful accounts of $364,519
      and $1,502,532 at December 31, 1999 and 2000,
      respectively..........................................        41,571           78,364
     Oil and natural gas sales..............................           803            1,255
  Federal income taxes receivable...........................            --            2,447
  Inventories...............................................         1,970           12,186
  Deferred income taxes.....................................           964            9,133
  Undeveloped oil and natural gas properties held for
     resale.................................................         2,658            1,680
  Other.....................................................         2,006            3,343
                                                                ----------       ----------
          Total current assets..............................        58,764          167,763
Property and equipment, at cost, net........................       133,824          202,592
Intangible assets, net......................................        41,818           38,641
Other.......................................................         1,851            1,590
                                                                ----------       ----------
          Total assets......................................    $  236,257       $  410,586
                                                                ==========       ==========

                            LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current maturities of notes payable.......................    $       --       $    4,477
  Accounts payable:
     Trade..................................................        23,676           28,484
     Revenue distribution...................................         2,407            3,896
     Other..................................................         1,201           10,119
  Accrued expenses..........................................         4,432            9,902
                                                                ----------       ----------
          Total current liabilities.........................        31,716           56,878
Deferred income taxes, net..................................         1,688           30,083
Other.......................................................            65              880
Notes payable, net of current maturities....................        50,000           19,939
                                                                ----------       ----------
          Total liabilities.................................        83,469          107,780
                                                                ----------       ----------
Commitments and contingencies...............................            --               --
Stockholders' equity:
  Preferred stock, par value $.01; authorized 1,000,000
     shares, no shares issued...............................            --               --
  Common stock, par value $.01; authorized 50,000,000 shares with 32,675,678 and 37,477,276 issued and 32,675,678
     and 37,177,276 outstanding at December 31, 1999 and
     2000, respectively.....................................           327              375
  Additional paid-in capital................................       117,597          245,462
  Retained earnings.........................................        34,864           58,619
  Treasury stock, at cost, 300,000 shares at December 31,
     2000...................................................            --           (1,650)
                                                                ----------       ----------
          Total stockholders' equity........................       152,788          302,806
                                                                ----------       ----------
          Total liabilities and stockholders' equity........    $  236,257       $  410,586
                                                                ==========       ==========

  The accompanying notes are an integral part of these consolidated financial statements.

                    PATTERSON ENERGY, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                 YEAR ENDED DECEMBER 31,
                                                         ---------------------------------------
                                                            1998          1999          2000
                                                            ----          ----          ----
                                                          (IN THOUSANDS, EXCEPT PER SHARE DATA)
Operating revenues:
  Drilling.............................................  $  165,997    $  131,287    $  260,233
  Drilling fluids sales................................      13,397        11,686        32,053
  Oil and natural gas sales............................       5,641         6,834        13,619
  Well operation fees..................................       1,442         1,567         1,978
  Other................................................          87           162            18
                                                         ----------    ----------    ----------
                                                            186,564       151,536       307,901
                                                         ----------    ----------    ----------
Operating costs and expenses:
  Direct drilling costs................................     128,838       113,569       190,234
  Drilling and completion fluids.......................      10,205         9,864        26,545
  Lease operating and production.......................       1,924         1,720         3,245
  Impairment of proved oil and natural gas
     properties........................................       3,816           275            --
  Exploration costs....................................         669           611           663
  Dry holes and abandonments...........................       1,083           169           964
  Depreciation, depletion and amortization.............      28,091        28,156        33,133
  General and administrative...........................       9,313         7,299        11,394
                                                         ----------    ----------    ----------
                                                            183,939       161,663       266,178
                                                         ----------    ----------    ----------
Operating income (loss)................................       2,625       (10,127)       41,723
                                                         ----------    ----------    ----------
Other income (expense):
  Net gain on sale of assets...........................         636           129           194
  Interest income......................................         767           445           999
  Interest expense.....................................      (4,471)       (4,101)       (4,997)
  Other................................................         211           186            80
                                                         ----------    ----------    ----------
                                                             (2,857)       (3,341)       (3,724)
                                                         ----------    ----------    ----------
Income (loss) before income taxes......................        (232)      (13,468)       37,999
                                                         ----------    ----------    ----------
Income tax expense (benefit):
  Current..............................................      (6,358)        2,767        (1,697)
  Deferred.............................................       6,451        (7,108)       15,941
                                                         ----------    ----------    ----------
                                                                 93        (4,341)       14,244
                                                         ----------    ----------    ----------
Net income (loss)......................................  $     (325)   $   (9,127)   $   23,755
                                                         ==========    ==========    ==========
Net income (loss) per common share:
  Basic................................................  $    (0.01)   $    (0.28)   $     0.69
                                                         ==========    ==========    ==========
  Diluted..............................................  $    (0.01)   $    (0.28)   $     0.66
                                                         ==========    ==========    ==========
Weighted average number of common shares outstanding:
  Basic................................................      31,645        32,499        34,347
                                                         ==========    ==========    ==========
  Diluted..............................................      31,645        32,499        35,753
                                                         ==========    ==========    ==========

  The accompanying notes are an integral part of these consolidated financial statements.

                    PATTERSON ENERGY, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                               COMMON STOCK
                            ------------------   ADDITIONAL
                             NUMBER               PAID-IN     RETAINED    TREASURY
                            OF SHARES   AMOUNT    CAPITAL     EARNINGS      STOCK       TOTAL
                            ---------   ------   ----------   --------    --------      -----
                                                       (IN THOUSANDS)
December 31, 1997.........    30,967    $  310   $  102,306   $  44,316   $      --   $  146,932
  Issuance of common
     stock................       571         5        9,941          --          --        9,946
  Exercise of stock
     options..............       133         2          297          --          --          299
  Net loss................        --        --           --        (325)         --         (325)
                             -------    ------   ----------   ---------   ---------   ----------
December 31, 1998.........    31,671       317      112,544      43,991          --      156,852
  Issuance of common
     stock................       826         8        4,200          --          --        4,208
  Stock option
     compensation.........        --        --          250          --          --          250
  Exercise of stock
     options..............       179         2          603          --          --          605
  Net loss................        --        --           --      (9,127)         --       (9,127)
                             -------    ------   ----------   ---------   ---------   ----------
December 31, 1999.........    32,676       327      117,597      34,864          --      152,788
  Issuance of common
     stock................     4,203        42      120,964          --          --      121,006
  Issuance of stock
     purchase warrant.....        --        --          900          --          --          900
  Treasury stock
     acquired.............        --        --           --          --      (1,650)      (1,650)
  Exercise of stock
     options..............       598         6        3,225          --          --        3,231
  Tax benefit related to
     exercise of stock
     options..............        --        --        2,776          --          --        2,776
  Net income..............        --        --           --      23,755          --       23,755
                             -------    ------   ----------   ---------   ---------   ----------
December 31, 2000.........    37,477    $  375   $  245,462   $  58,619   $  (1,650)  $  302,806
                             =======    ======   ==========   =========   =========   ==========

  The accompanying notes are an integral part of these consolidated financial statements.

                    PATTERSON ENERGY, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                 YEARS ENDED DECEMBER 31,
                                                              ------------------------------
                                                                1998       1999       2000
                                                                ----       ----       ----
                                                                      (IN THOUSANDS)
Cash flows from operating activities:
  Net income (loss).........................................  $   (325)  $ (9,127)  $ 23,755
  Adjustments to reconcile net income (loss) to net cash
     provided by operating activities:
  Abandonment of oil and natural gas properties.............       694        169        964
  Depreciation, depletion and amortization..................    28,091     28,156     33,133
  Impairment of proved oil and natural gas properties.......     3,816        275         --
  Net gain on sale of assets................................      (636)      (129)      (194)
  Deferred income tax expense (benefit).....................     6,451     (7,108)    15,941
  Compensation related to issuance of stock options.........        --        250         --
     Change in operating assets and liabilities:
       (Increase) decrease in trade accounts receivable.....    16,116    (12,955)   (25,969)
       (Increase) decrease in oil and natural gas sales
          receivable........................................       347       (377)      (452)
       Increase in inventories..............................    (1,283)      (687)    (1,520)
       (Increase) decrease in federal income taxes
          receivable........................................    (8,400)     8,400     (2,447)
       Decrease in undeveloped oil and natural gas
          properties held for resale........................       873        556         14
       Increase in other current assets.....................      (475)      (699)    (1,199)
       Increase (decrease) in trade accounts payable........    (2,378)    13,928     (3,918)
       Increase (decrease) in revenue distribution
          payable...........................................    (1,962)     1,017      1,489
       Decrease in state and federal income taxes payable...    (6,874)        --         --
       Increase (decrease) in accrued expenses..............    (1,972)     1,262      3,657
       Increase (decrease) in other current payables........    (1,496)     1,128      5,826
       Decrease in other liabilities........................      (595)       (27)       (75)
                                                              --------   --------   --------
          Net cash provided by operating activities.........    29,992     24,032     49,005
                                                              --------   --------   --------
Cash flows from investing activities:
  Net sales of investment securities........................       566         --         --
  Acquisitions..............................................   (45,453)        --    (17,807)
  Purchases of property and equipment.......................   (34,148)   (19,085)   (57,153)
  Proceeds from sales of property and equipment.............     1,361      1,248      1,125
  Change in other assets....................................       567     (1,281)       630
                                                              --------   --------   --------
          Net cash used in investing activities.............   (77,107)   (19,118)   (73,205)
                                                              --------   --------   --------
Cash flows from financing activities:
  Proceeds from notes payable...............................    40,150     50,000     14,416
  Payments on notes payable.................................    (7,686)   (55,714)   (40,000)
  Issuance of common stock..................................        --         --     98,766
  Purchase of treasury stock................................        --         --     (1,650)
  Proceeds from exercise of stock options...................       299        606      3,231
                                                              --------   --------   --------
          Net cash provided by (used in) financing
            activities......................................    32,763     (5,108)    74,763
                                                              --------   --------   --------
          Net increase (decrease) in cash and cash
            equivalents.....................................   (14,352)      (194)    50,563
Cash and cash equivalents at beginning of year..............    23,338      8,986      8,792
                                                              --------   --------   --------
Cash and cash equivalents at end of year....................  $  8,986   $  8,792   $ 59,355
                                                              ========   ========   ========

  The accompanying notes are an integral part of these consolidated financial statements.

                    PATTERSON ENERGY, INC. AND SUBSIDIARIES

                                                          YEAR ENDED DECEMBER 31,
                                                       ------------------------------
                                                         1998       1999       2000
                                                         ----       ----       ----
                                                               (IN THOUSANDS)
Supplemental disclosure of cash flow information:
  Cash paid during the period for:
     Interest........................................  $  4,471   $  3,782   $  5,117
     Income taxes....................................     8,000         48      3,200

Noncash investing and financing activities:

     During 2000, the Company acquired WEK Drilling Co., Inc., High Valley Drilling, Inc., and the drilling and completion fluids operations of Ambar, Inc., for an aggregate purchase price of approximately $40.9 million of which approximately $17.8 million was paid in cash as follows:

                                                              (IN THOUSANDS)
Purchase price..............................................    $   40,947
Less non-cash items:
  Common stock issued.......................................       (22,240)
  Warrants issued...........................................          (900)
                                                                ----------
          Total cash paid...................................    $   17,807
                                                                ==========

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

     During 1998, the Company acquired Lone Star Mud, Inc., Robertson Onshore Drilling Company and Tejas Drilling Fluids, Inc. for an aggregate purchase price of approximately $58.8 million of which, approximately $45.5 million was paid in cash as follows (see Note 2):

                                                              (IN THOUSANDS)
Purchase price..............................................    $  58,799
Less non-cash items:
  Common stock issued.......................................       (9,946)
  Debt assumed..............................................       (3,400)
                                                                ---------
          Total cash paid...................................    $  45,453
                                                                =========

  The accompanying notes are an integral part of these consolidated financial statements.

                    PATTERSON ENERGY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     A summary of the significant accounting policies follows:

     Principles of consolidation -- The consolidated financial statements include the accounts of Patterson Energy, Inc. ("Patterson") and its wholly-owned subsidiaries, (collectively referred to herein as "Patterson" or the "Company"). All significant intercompany accounts and transactions have been eliminated.

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

     The contract drilling business experienced increased demand for drilling services from 1995 through the third quarter of 1997 due to stronger crude oil and natural gas prices. The increase in demand returned beginning in mid-1999 and has continued through 2000. However, except for that period and other occasional upturns, the market for onshore contract drilling and other related services has generally been depressed since mid-1982, when crude oil and natural gas prices began to weaken. A particularly sharp decline in demand for these services occurred in 1986 because of the worldwide collapse in crude oil prices. Since this time and except during the occasional upturns, there have been substantially more drilling rigs available than necessary to meet demand in most operating and geographic segments of the domestic drilling industry. In addition to adverse effects that future declines in demand could have on the Company, ongoing movement or reactivation of onshore drilling rigs or new construction of drilling rigs could adversely affect rig utilization rates and pricing, even in an environment of stronger oil and natural gas prices and increased drilling activity. The Company cannot predict either the future level of demand for its contract drilling and other related services or future conditions in the oil and natural gas industry. The Company's rig utilization rate reached an all time high of approximately 91.5% in the third quarter of 1997, but has weakened since then due to the significant reduction in the price of crude oil during 1998 and the first half of 1999. Although there has been significant improvement in oil and natural gas prices since mid-1999, the Company expects such commodity prices to continue to be volatile and, therefore, to affect the financial condition and operations of the Company and its ability to access capital.

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

     Due to the nature of turnkey drilling arrangements, the Company follows the completed contract method of accounting for such arrangements. Under this method, all drilling advances, direct costs and appropriate portions of indirect costs (including maintenance, repairs and depreciation) related to the contracts in progress are deferred and recognized as revenues and expenses in the period the contracts are completed.

     Provisions for losses are made on incomplete contracts when estimated total costs are expected to exceed total estimated revenues.

     Inventories -- Inventories consist primarily of chemical products to be used in conjunction with the Company's contract drilling fluid activities. The inventories are stated at the lower of cost or market, determined by the first-in, first-out method.

                    PATTERSON ENERGY, INC. AND SUBSIDIARIES

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED)

     Undeveloped oil and natural gas properties held for resale -- Undeveloped oil and natural gas properties held for resale represent leasehold interests in unproven oil and natural gas properties which the Company expects to sell or develop under arrangements which will provide for reimbursement of such costs to the Company. Such properties are carried at the lower of cost or net realizable value. The Company recognizes gains or losses upon disposition or impairment of the properties.

     Property and equipment -- Property and equipment (other than oil and natural gas) -- Property and equipment is carried at cost less accumulated depreciation. Depreciation is provided on the straight-line method over the estimated useful lives as defined below. The Company incurred depreciation expense of approximately $20.2 million, $22.0 million and $25.9 million for the years ended December 31, 1998, 1999 and 2000, respectively.

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

     Oil and natural gas properties -- The Company follows the successful efforts method of accounting, using the field as its accumulation center for capitalized costs. Under the successful efforts method of accounting, costs which result directly in the discovery of oil and natural gas reserves and all development costs are capitalized. Exploration costs which do not result directly in discovering oil and natural gas reserves are charged to expense as incurred. The capitalized costs, consisting of lease and well equipment, lease acquisition costs and intangible development costs are depreciated, depleted and amortized on the units-of-production method, based on petroleum engineer estimates of recoverable proved developed oil and natural gas reserves of each respective field. The Company incurred depletion expense of approximately $4.6 million, $2.7 million and $3.4 million for the years ended December 31, 1998, 1999 and 2000, respectively.

     Impairment of long-lived assets -- Net capitalized costs of long-lived assets, certain identifiable intangibles and goodwill are reduced to reflect an amount which is expected to be recovered through the future cash flows generated by the use of the related assets. Impairment of proved oil and natural gas properties is periodically assessed based on estimated future net cash flows at a field level as determined by an independent reserve engineer. The Company incurred approximately $3.8 million and $275,000 of impairment to such properties for the years ended December 31, 1998 and, 1999 respectively. Impairment to the Company's oil and natural gas properties was primarily attributable to a significant decline in the market price of crude oil and/or revisions to existing reserve estimates.

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

independent appraisals, are amortized on a straight line basis. Goodwill, representing the excess of the purchase price over the estimated fair value of the net assets of the acquired business, is amortized over the period of expected benefit of 15 years. Covenants not to compete are amortized over their contractual lives. Amortization expense charged to operations for the years ended December 31, 1998, 1999 and 2000 was approximately $3.3 million, $3.6 million and $3.8 million, respectively.

     Earnings per share -- The Company provides a dual presentation of its earnings per share; Basic Earnings per Share ("Basic EPS") and Diluted Earnings per Share ("Diluted EPS") in its Consolidated Statements of Operations. Basic EPS is computed using the weighted average number of shares outstanding during the year. Diluted EPS includes common stock equivalents, which are dilutive to earnings per share. Dilutive securities, consisting of certain stock options and warrants as described in Note 10, of approximately 1.5 million and 2.4 million were excluded from the December 31, 1998 and 1999 calculations of Diluted EPS as a result of the Company's net loss for each of those years. For the year ended December 31, 2000, dilutive securities included in the calculation of Diluted EPS were 1.4 million.

     Stock splits -- On July 25, 1997 and January 23, 1998, the Company effected two-for-one splits of its common stock. All information regarding earnings per share, weighted average number of common shares outstanding, stock options and warrants issued and exercised and all other related disclosures herein reflect the effects of the stock splits for all periods presented (see Note 9).

     Income taxes -- The asset and liability method is used in accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for operating loss and tax credit carryforwards and for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that includes the enactment date. A valuation allowance is recorded to reduce the carrying amounts of deferred tax assets unless it is more likely than not that such assets will be realized.

     Stock based compensation -- The Company grants stock options to employees and non-employee directors under stock-based incentive compensation plans, (the "Plans"). The Company uses the intrinsic value based method of accounting for the Plans. Under this method, the Company records no compensation expense for stock options granted when the exercise price for options granted is equal to the fair market value of the Company's stock on the date of the grant.

     Statement of cash flows -- For purposes of reporting cash flows, cash and cash equivalents include cash on hand, cash on deposit and unrestricted certificates of deposit with original maturities of 90 days or less.

     Recently Issued Accounting Standards -- The Company adopted Statement of Financial Accounting Standards No. 133, as amended, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133") on January 1, 2001. SFAS No. 133 establishes accounting and reporting standards for derivatives or instruments and for hedging activities. It requires enterprises to recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. The requisite accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. The Company was not required to record any transitional adjustment upon the adoption of SFAS No. 133.

     Reclassifications -- Certain reclassifications have been made to the 1998 and 1999 consolidated financial statements in order for them to conform with the 2000 presentation. The reclassifications had no effect on net income (loss) or stockholders' equity for these years.

                    PATTERSON ENERGY, INC. AND SUBSIDIARIES

2. MERGERS AND ACQUISITIONS

2000 MERGER AND ACQUISITIONS

     WEK Drilling Co., Inc. -- On March 31, 2000, the Company acquired the outstanding stock of WEK Drilling Co., Inc., a privately held, non-affiliated drilling company with its principal operations in Southeast New Mexico. The purchase price of $6.8 million, which is net of cash acquired, was funded using $5.66 million of proceeds from the Company's existing credit facility and 53,000 shares of the Company's common stock valued at $29.0625 per share and approximately $77,000 of direct costs incurred related to the transaction. The assets acquired consisted of four operable drilling rigs, other related equipment, and working capital of $1.2 million. Immediately following the transaction, certain assets unrelated to the oil and natural gas industry were sold back to one of the previous owners for a cash payment of $1.0 million. The purchase price of $6.8 million, less the $1.0 million of unrelated assets that were subsequently sold and the net working capital acquired, was allocated among the acquired assets based upon the estimated fair market value of the drilling rigs and related equipment.

     High Valley Drilling, Inc. -- On June 2, 2000, the Company completed the merger of High Valley Drilling, Inc., a privately held, non-affiliated company, with and into Patterson Drilling LP, a wholly owned subsidiary of Patterson Energy, Inc. The purchase price of $21.8 million was funded using 1.150 million shares of common stock valued at $18 per share, three-year warrants to acquire 127,000 shares at $22 per share and approximately $208,000 of direct costs incurred related to the transaction. Using a Black-Scholes model, the warrants were valued at $900,000. The assets acquired consisted of eight drilling rigs and other related equipment. The purchase price was allocated among such assets based upon the estimated fair market value of the drilling rigs and related equipment.

     Ambar, Inc. -- On October 3, 2000, the Company completed, through a wholly owned subsidiary, the acquisition of the drilling and completion fluid operations of Ambar, Inc., a non-affiliated entity with its principal operations in Louisiana, the Gulf Coast region of South Texas and the Gulf of Mexico. The purchase price of $12.4 million consisted of cash of $11.7 million and $680,000 of direct costs incurred related to the acquisition. The assets acquired included net working capital of approximately $7.8 million (current assets of $18.2 million and current liabilities assumed of $10.4 million), fixed assets with a market value of $15.7 million and other trademarks and intellectual property which are specific to the division's operations. The purchase price, net of working capital acquired, was allocated to the fixed assets.

     The Company's operating results include the operations of the acquired entities since their respective acquisition dates. The following summary, prepared on a pro forma basis, combines the consolidated results of operations as if the transactions had occurred on January 1, 1999, after including the impact of certain adjustments, such as restatement of depreciation using fair values instead of book values of the assets acquired, the increased interest expense on the acquisition debt and the related income tax effects.

                                                              YEAR ENDED DECEMBER 31,
                                                             --------------------------
                                                                1999           2000
                                                             -----------    -----------
                                                                    (UNAUDITED)
                                                             (IN THOUSANDS, EXCEPT PER
                                                                   SHARE AMOUNTS)
Revenues...................................................  $  217,844     $  357,995
Net income (loss)..........................................     (10,157)        24,844
Net income per basic share.................................  $    (0.30)    $     0.70
Net income per diluted share...............................       (0.30)          0.70

     The pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisition been made as of the date indicated. In addition,

                    PATTERSON ENERGY, INC. AND SUBSIDIARIES

2. MERGERS AND ACQUISITIONS -- (CONTINUED)

they are not intended to be a projection of future results and do not reflect any synergies that might be achieved from combined operations.

1999 ACQUISITION

     Padre Industries, Inc. -- On January 27, 1999, the Company completed the acquisition of five drilling rigs and other related equipment from a privately held, non-affiliated entity based in Corpus Christi, Texas. The purchase price consisted of 800,000 shares of the Company's stock at a guaranteed value of $5.00 per share. As part of the acquisition agreement, the Company had the option exercisable on February 1, 2000 to buy back 300,000 of the 800,000 shares at $5.50 per share. The Company exercised its option on February 1, 2000. The purchase price of $4.0 million was allocated among such assets based upon the estimated fair market value of the drilling rigs and related equipment.

1998 MERGER AND ACQUISITIONS

     Lone Star Mud, Inc. -- On January 5, 1998, the Company acquired 100% of the outstanding stock of Lone Star Mud, Inc. ("Lone Star"), a privately-owned, non-affiliated company based in Midland, Texas. The purchase price of approximately $13.0 million consisted of $1.4 million in cash, 571,328 shares of the Company's common stock valued at $17.41 per share, the assumption of $1.6 million of debt and approximately $3,300 of other direct costs incurred relative to the transaction. Pursuant to certain terms of the Company's existing loan agreement with Norwest Bank Texas, N.A. ("Norwest"), the outstanding balance of the above mentioned debt was paid in full. The purchase price was allocated based upon the fair value of the net assets acquired and resulted in the recognition of approximately $9.9 million of goodwill.

     Robertson Onshore Drilling Company -- On February 6, 1998, the Company completed the merger of Robertson Onshore Drilling Company ("Robertson") a privately-owned, non-affiliated, contract drilling company based in Dallas, Texas, with and into Patterson Onshore Drilling Company, a wholly-owned subsidiary of Patterson Drilling Company. The purchase price of approximately $42.2 million was funded using cash on hand of approximately $3.25 million, proceeds of $36.75 million provided by the Company's line of credit, the assumption of $1.8 million of debt and approximately $444,000 of direct costs incurred related to the acquisition. The assets acquired consisted of 15 operable drilling rigs and a shop and yard located in Liberty City, Texas. The purchase price was allocated based upon the estimated fair value of the net assets acquired and resulted in the recognition of approximately $10.7 million of goodwill.

     Tejas Drilling Fluids, Inc. -- On September 17, 1998, the Company acquired 100% of the outstanding stock of Tejas Drilling Fluids, Inc. ("Tejas"), a privately-owned, non-affiliated company based in Corpus Christi, Texas for $3.5 million cash and approximately $74,000 of other direct costs incurred relative to the transaction. The fair market values of the assets acquired were estimated and the purchase price was allocated accordingly, resulting in the recognition of approximately $2.1 million of goodwill and $1.3 million of covenants not to compete.

     The aforementioned acquisitions completed during fiscal years 1998, 1999 and 2000 have been accounted for as purchases and the related results of operations and cash flows of the acquired entities have been included in the consolidated financial statements since their respective dates of acquisition.

3. CASH

     Included in cash as of December 31, 1999 and 2000 was approximately $2.4 million and $3.9 million respectively, of monthly oil and natural gas sales to be distributed to revenue owners subsequent to year-end.

                    PATTERSON ENERGY, INC. AND SUBSIDIARIES

4. PROPERTY AND EQUIPMENT

     Property and equipment consisted of the following at December 31, 1999 and 2000 (in thousands):

                                                                 1999         2000
                                                                 ----         ----
Drilling rigs and related equipment.........................  $  215,312   $  297,461
Producing oil and natural gas properties....................      32,962       37,646
Other equipment.............................................       2,143        9,379
Buildings...................................................       4,226        6,297
Land........................................................       1,492        2,123
                                                              ----------   ----------
                                                                 256,135      352,906
Less accumulated depreciation and depletion.................    (122,311)    (150,314)
                                                              ----------   ----------
                                                              $  133,824   $  202,592
                                                              ==========   ==========

5. INTANGIBLE ASSETS

     Intangible assets consisted of the following at December 31, 1999 and 2000 (in thousands):

                                                                 1999         2000
                                                                 ----         ----
Goodwill....................................................  $   46,983   $   46,983
Covenants not to compete....................................       1,673        1,673
Other.......................................................         979        1,341
                                                              ----------   ----------
                                                                  49,635       49,997
Less accumulated amortization...............................      (7,817)     (11,356)
                                                              ----------   ----------
                                                              $   41,818   $   38,641
                                                              ==========   ==========

6. ACCRUED EXPENSES

     Accrued expenses consisted of the following at December 31, 1999 and 2000 (in thousands):

                                                                 1999         2000
                                                                 ----         ----
Salaries, wages, related payroll taxes and benefits.........  $    2,318   $    4,171
Workers' compensation liability.............................       1,370        1,686
Sales tax...................................................         359          944
Accrued purchases...........................................          --        1,939
Other.......................................................         385        1,162
                                                              ----------   ----------
                                                              $    4,432   $    9,902
                                                              ==========   ==========

                    PATTERSON ENERGY, INC. AND SUBSIDIARIES

7. NOTES PAYABLE

     Notes payable consisted of the following at December 31, 1999 and 2000 (in thousands):

                                                                1999        2000
                                                                ----        ----
Line of credit agreement with Transamerica Equipment
  Financial Services Corporation providing for an advancing, non-revolving credit facility of $70 million ($60 million
  at December 31, 1999), monthly payments of interest only
  at LIBOR plus 3.10% to 3.51% (9.835% to 10.245% at
  December 31, 2000) through January 1, 2001 at which time
  the outstanding principal balance converts to a term loan
  with a maturity of January 1, 2006. The obligation is
  collateralized by drilling rigs and other related
  equipment.................................................  $  50,000   $  24,416
  Less current maturities...................................         --      (4,477)
                                                              ---------   ---------
                                                              $  50,000   $  19,939
                                                              =========   =========

     On December 22, 1999, the Company entered into a credit agreement with Transamerica Equipment Financial Services Corporation (the "Transamerica Credit") providing for a non-revolving credit facility of $60.0 million. The terms of the credit agreement included payments of interest only through January 1, 2001 at which time the outstanding principal amount would convert to a term loan with a maturity date of January 1, 2006. The Company borrowed $50 million under the Transamerica Credit and paid, prior to maturity, principal and interest amounts then outstanding under an existing credit facility. As a result, the Company expensed approximately $123,000 of deferred financing costs associated with the other facility. This amount was included in interest expense at December 31, 1999, as management does not consider the amount significant enough to warrant treatment as an extraordinary item. The Company borrowed an additional $9.4 million against the credit facility in March 2000. In July 2000, the credit facility was amended to increase the maximum availability from $60 million to $70 million and an additional $5 million was borrowed at that time by the Company. In September 2000, the note was modified to allow the Company to prepay $40 million of the outstanding balance. The Company paid $200,000 in prepayment penalties which is included in interest expense, as management does not consider the amount significant enough to warrant treatment as an extraordinary item.

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

                    PATTERSON ENERGY, INC. AND SUBSIDIARIES

7. NOTES PAYABLE -- (CONTINUED)
     Five-year maturities of note payable -- Scheduled maturities of debt for the periods subsequent to December 31, 2000, are as follows (in thousands):

2001........................................................  $   4,477
2002........................................................      4,883
2003........................................................      4,883
2004........................................................      4,883
2005........................................................      4,883
Thereafter..................................................        407
                                                              ---------
          Total.............................................  $  24,416
                                                              =========

     The estimated fair value of the Company's long-term debt obligations approximates its related carrying value as the underlying debt agreement bears interest based upon current market rates.

     The Company maintains letters of credit in the aggregate amount of $230,289 with a bank for the benefit of an insurance company as collateral for retrospective premiums and retained losses which could become payable under the terms of the Company's insurance contract. These letters of credit expire in November of each calendar year, but provide for an indefinite number of annual extensions of the expiration date and are fully collateralized by the Company's cash. No amounts have been drawn under the letters of credit.

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

     The Company is involved in various routine litigation incident to its business. In the Company's opinion, none of these proceedings will have a material adverse effect on the Company's financial condition, results of operations or liquidity.

9. STOCKHOLDERS' EQUITY

     During September 2000, the Company issued 3,000,000 shares of its commons stock at a public price of $34.50 per share. An underwriting discount of $1.50 was paid for a net price of $33.00 per share. Net proceeds from the offering totaled approximately $98.8 million.

     During June 2000, the Company issued 1,150,000 shares of its common stock and three-year warrants to acquire an additional 127,000 shares at an exercise price of $22.00 per share, as consideration for certain drilling equipment acquired from an unrelated entity. The common stock was recorded at $18 per share its fair market value on the date of purchase and the warrants were valued at $900,000 using the Black-Scholes model.

                    PATTERSON ENERGY, INC. AND SUBSIDIARIES

9. STOCKHOLDERS' EQUITY -- (CONTINUED)

     During March 2000, the Company issued 53,000 shares of its common stock as consideration for certain drilling equipment acquired from an unrelated entity. The common stock was recorded at $29.0625 per share, its fair market value on the date of purchase.

     During June 1999, the Company issued 25,776 shares of its common stock as consideration for certain drilling equipment acquired from an unrelated entity. The common stock was recorded at $8.0625 per share, its fair market value on the date of purchase.

     On January 27, 1999, the Company issued 800,000 shares of its common stock as consideration for the Company's acquisition of the drilling assets of Padre Industries, Inc. The common stock was recorded at its guaranteed value of $5.00 per share, or an aggregate purchase price of $4.0 million. On February 1, 2000, the Company exercised its option to buy back 300,000 shares of its common stock previously issued in conjunction with this acquisition for $5.50 per share.

     During January 1998, the Company acquired the outstanding stock of Lone Star. The purchase price consisted of $1.4 million in cash, 571,328 shares of the Company's common stock valued at $17.41 per share, the assumption of $1.6 million of debt and approximately $3,300 of other direct costs.

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

     Stock options covering a total of 2.77 million shares of common stock (net of any forfeitures and expirations as defined below) have been granted to date under the Stock Incentive Plan. The outstanding options were variously granted since 1995. Each of the options has a 10-year term and the exercise prices were equal to the fair market value of the Company's common stock on the respective grant dates. The options granted to the employees vest either (i) 20% a year, beginning on the grant date and 20% for the next four anniversaries of the date of grant, (ii) 11.2% a year for the first five years, beginning on the grant date, and 22% on each of the next two anniversaries of the grant date, or (iii) 0.0% for the first year, approximately 4% for each of the next two anniversaries and 23% on each of the next four anniversaries of the date of grant. A total of 1,032,400 options granted under the Stock Incentive Plan have been exercised, 149,700 have been forfeited and 61,200 have expired as of December 31, 2000.

     Non-Employee Directors' Stock Option Plan -- In June 1995, Patterson adopted the Non-Employee Directors' Stock Option Plan (the "Outside Directors' Plan"). The purpose of the Outside Directors' Plan is to encourage and provide incentive for high level performance by non-employee directors of the Company. An

                    PATTERSON ENERGY, INC. AND SUBSIDIARIES

10. STOCK OPTIONS AND WARRANTS -- (CONTINUED)

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

     The table below sets forth information regarding options granted under the Outside Directors' Plan. Each of the options are granted with an exercise price per share equal to fair market value on the grant date. A total of 4,000 options granted under the Outside Directors' Plan have been forfeited and 65,200 options have been exercised as of December 31, 2000.

DATE GRANTED                                           OPTIONS GRANTED   EXERCISE PRICE/SHARE
------------                                           ---------------   --------------------
June 6, 1995.........................................        40,000            $ 2.250
June 6, 1996.........................................         8,000              4.313
July 30, 1996........................................        20,000              4.375
June 6, 1997.........................................         8,000             10.000
July 30, 1997........................................         4,000             15.813
June 6, 1998.........................................         8,000             11.063
July 30, 1998........................................         4,000              7.375
June 6, 1999.........................................         8,000              8.875
July 30, 1999........................................         4,000              9.625
June 6, 2000.........................................         4,000             22.188
July 30, 2000........................................         4,000             24.688
November 6, 2000.....................................        40,000             28.625
                                                          ---------
          Total options granted......................       152,000
                                                          =========

     Included in the above total are 40,000 options that have been granted to two new directors. These options are contingent upon shareholder approval of a Plan amendment.

                    PATTERSON ENERGY, INC. AND SUBSIDIARIES

10. STOCK OPTIONS AND WARRANTS -- (CONTINUED)

     A summary of the status of the Company's stock options issued under the Stock Incentive Plan and the Outside Directors' Plan as of December 31, 1998, 1999 and 2000 and the changes during each of the years then ended are presented below (in thousands):

                                             1998                          1999                          2000
                                  ---------------------------   ---------------------------   ---------------------------
                                    NO. OF                        NO. OF                        NO. OF
                                  SHARES OF       WEIGHTED      SHARES OF       WEIGHTED      SHARES OF       WEIGHTED
                                  UNDERLYING      AVERAGE       UNDERLYING      AVERAGE       UNDERLYING      AVERAGE
                                   OPTIONS     EXERCISE PRICE    OPTIONS     EXERCISE PRICE    OPTIONS     EXERCISE PRICE
                                  ----------   --------------   ----------   --------------   ----------   --------------
Outstanding at beginning of the
  year..........................     1,130        $   9.47         1,475        $  10.12         2,351        $   7.70
  Granted at the money..........       515            9.79         1,144            3.75            93           21.68
                                   -------        --------       -------        --------       -------        --------
          Total granted.........     1,645            9.57         2,619            7.34         2,444            8.23
  Exercised.....................       129            2.25           179            3.39           540            5.29
  Forfeited.....................        30           12.47            83            5.30            40           11.38
  Expired.......................        11           13.26             6           12.34            44           13.79
                                   -------        --------       -------        --------       -------        --------
Outstanding at end of year......     1,475        $  10.12         2,351        $   7.70         1,820        $   8.90
                                   =======        ========       =======        ========       =======        ========
Exercisable at end of year......       563        $   9.05           892        $   9.34           732        $  11.45
                                   =======        ========       =======        ========       =======        ========
Weighted average fair value of
  options granted during the
  year..........................                  $   4.99                      $   2.15                      $  15.55
                                                  ========                      ========                      ========

     The following table summarizes information about stock options outstanding at December 31, 2000:

                                           OPTIONS OUTSTANDING                       OPTIONS EXERCISABLE
                            -------------------------------------------------   ------------------------------
                                          WEIGHTED AVERAGE
                              NUMBER         REMAINING       WEIGHTED AVERAGE     NUMBER      WEIGHTED AVERAGE
RANGE OF EXERCISE PRICES    OUTSTANDING   CONTRACTED LIFE     EXERCISE PRICE    EXERCISABLE   EXERCISE PRICES
------------------------    -----------   ----------------   ----------------   -----------   ----------------
$1.81 to $5.00............      794,300          7.74            $   3.18          100,865        $   3.32
$5.01 to $20.00...........      951,200          6.98            $  12.37          625,680        $  12.67
$20.01 to $28.63..........       74,000          6.47            $  25.78            5,200        $  22.13
                            -----------        ------            --------        ---------        --------
                              1,819,500          7.29            $   8.90          731,745        $  11.45
                            ===========        ======            ========        =========        ========

     Public Relations Services Stock Options -- In June 1999, the Company issued options covering a total of 50,000 shares of common stock at an exercise price of $8.0625 per share to a consultant as partial compensation for public relations services rendered to the Company. The options granted to the consultant have an exercise price equal to the fair market value of the stock at date of grant. The options were fully exercisable upon grant date. The Company accounted for the option grant in accordance with SFAS No. 123, and as such, a charge for stock compensation expense of $250,000, which represents the fair value of the options on the date of grant, is included in general and administrative expenses for the year ended December 31, 1999. All such options were exercised in 2000.

                    PATTERSON ENERGY, INC. AND SUBSIDIARIES

10. STOCK OPTIONS AND WARRANTS -- (CONTINUED)

     Pro Forma Stock-Based Compensation Disclosure -- Had the compensation cost for the Company's stock-based compensation plan been determined consistent with SFAS No. 123, the Company's net income (loss) and net income (loss) per common share for 1998, 1999 and 2000 would approximate the pro forma amounts below:

                           DECEMBER 31, 1998        DECEMBER 31, 1999          DECEMBER 31, 2000
                          --------------------   ------------------------   -----------------------
                             AS         PRO                       PRO                        PRO
                          REPORTED     FORMA     AS REPORTED     FORMA      AS REPORTED     FORMA
                          --------     -----     -----------     -----      -----------     -----
SFAS No. 123 charge net
  of income tax.........  $     --   $   1,817    $      --    $    2,178    $      --    $   2,026
APB 25 charge...........        --          --           --            --           --           --
Net income (loss).......      (325)     (2,142)      (9,127)      (11,305)      23,755       21,729
                          ========   =========    =========    ==========    =========    =========
Net income (loss) per
  common share:
  Basic.................  $  (0.01)  $   (0.07)   $   (0.28)   $    (0.35)   $    0.69    $    0.63
                          ========   =========    =========    ==========    =========    =========
  Diluted...............  $  (0.01)  $   (0.07)   $   (0.28)   $    (0.35)   $    0.66    $    0.61
                          ========   =========    =========    ==========    =========    =========

     The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for grants in 1995, 1996, 1997, 1998, 1999, and 2000 respectively; dividend yield of 0.00%; risk-free interest rates are different for each grant and range from 4.88% to 7.02%; the expected term is 5 years; and a volatility of 38.68% for all 1995 and 1996 grants, 35.97% for all 1997 grants, 51.08% for all 1998 grants, 61.97% for all 1999 grants and 67.71% for all 2000 grants.

     The effects of applying SFAS No. 123 in this pro forma disclosure are not indicative of future amounts. SFAS No. 123 does not apply to awards prior to 1995.

     Stock Purchase Warrants -- In June 2000, the Company issued 127,000 warrants exercisable at $22 per share as partial consideration for the purchase of eight drilling rigs and related equipment. The warrants were fully exercisable upon date of issuance. If not exercised, the warrants will expire on June 2, 2003.

                    PATTERSON ENERGY, INC. AND SUBSIDIARIES

10. STOCK OPTIONS AND WARRANTS -- (CONTINUED)

     Tabular Summary -- The following table summarizes information regarding the Company's stock options and warrants granted under the provisions of the aforementioned plans: as well as stock options and warrants issued pursuant to certain transactions described in Notes 2 and 9:

                                                                        WEIGHTED AVERAGE
                                                             SHARES      EXERCISE PRICE
                                                             ------     ----------------
GRANTED
  1998....................................................    515,000       $   9.79
  1999....................................................  1,193,800           3.93
  2000....................................................    220,200          21.87
EXERCISED
  1998....................................................    132,720       $   2.31
  1999....................................................    178,770           3.39
  2000....................................................    540,310           5.29
SURRENDERED
  1998....................................................     43,568       $  12.10
  1999....................................................     89,800           5.80
  2000....................................................     83,900          12.64
OUTSTANDING AT YEAR END
  1998....................................................  1,483,568       $  10.08
  1999....................................................  2,408,798           7.69
  2000....................................................  1,946,500           9.76
EXERCISABLE AT YEAR END
  1998....................................................    573,936       $   8.96
  1999....................................................    949,958           9.21
  2000....................................................    858,745          13.01

11. LEASES

     The Company incurred rent expense, consisting primarily of daily rental charges for the use of drilling equipment, of $4.3 million, $2.5 million and $1.8 million, for the periods ended December 31, 1998, 1999 and 2000, respectively. The Company's obligations under non-cancelable operating lease agreements are not material to the Company's operations.

12. INCOME TAXES

     Components of the income tax provision applicable for federal and state income taxes are as follows (in thousands):

                                                      1998        1999        2000
                                                      ----        ----        ----
Federal income tax expense (benefit):
  Current.........................................  $  (6,358)  $   2,767   $  (1,731)
  Deferred........................................      6,451      (7,108)     15,496
                                                    ---------   ---------   ---------
                                                           93      (4,341)     13,765
State income tax expense:
  Current.........................................         --          --          34
  Deferred........................................         --          --         445
                                                    ---------   ---------   ---------
Total income tax expense (benefit)................  $      93   $  (4,341)  $  14,244
                                                    =========   =========   =========

                    PATTERSON ENERGY, INC. AND SUBSIDIARIES

12. INCOME TAXES -- (CONTINUED)

     The difference between the statutory federal income tax rate and the effective income tax rate is summarized as follows:

                                                             1998      1999      2000
                                                             ----      ----      ----
Statutory tax rate.........................................  (34.0)%   (34.0)%   35.0%
State income taxes.........................................     --        --      1.1
Non-amortizable goodwill...................................  102.8       2.2      0.9
Non-deductible expenses....................................   12.8       0.3      0.3
Statutory depletion in excess of basis.....................  (44.3)     (0.8)    (0.4)
Other, net.................................................    2.8       0.1      0.6
                                                             -----     -----     ----
Effective tax rate.........................................   40.1%    (32.2)%   37.5%
                                                             =====     =====     ====

     In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. The Company expects the deferred tax assets at December 31, 2000 to be realized as a result of the reversal during the carryforward period of existing taxable temporary differences giving rise to deferred tax liabilities and the generation of taxable income in the carryforward period; therefore, no valuation allowance is necessary.

     The tax effect of significant temporary differences representing deferred tax assets and liabilities and changes therein were as follows (in thousands):

                                     JANUARY 1,      NET      DECEMBER 31,      NET      DECEMBER 31,                DECEMBER 31,
                                        1998       CHANGE         1998        CHANGE         1999       NET CHANGE       2000
                                     ----------   ---------   ------------   ---------   ------------   ----------   ------------
Deferred tax assets:
  Net operating loss
    carryforwards..................  $   1,216    $     218    $    1,434    $  10,294    $   11,728    $   (5,878)   $    5,850
  Investment tax credit
    carryforwards..................        375           --           375           --           375            94           469
AMT credit carryforwards...........        282           --           282        2,933         3,215        (1,597)        1,618
Depletion carryforwards............         --           --            --           --            --            --            --
Other..............................      1,050           78         1,128           23         1,151            45         1,196
                                     ---------    ---------    ----------    ---------    ----------    ----------    ----------
                                         2,923          296         3,219       13,250        16,469        (7,336)        9,133
Valuation allowance................         --           --            --           --            --            --            --
                                     ---------    ---------    ----------    ---------    ----------    ----------    ----------
  Deferred tax assets..............      2,923          296         3,219       13,250        16,469        (7,336)        9,133
Deferred tax liabilities:
    Property and equipment basis
      difference...................     (3,882)      (7,335)      (11,217)      (5,976)      (17,193)      (12,890)      (30,083)
                                     ---------    ---------    ----------    ---------    ----------    ----------    ----------
        Net deferred tax
          liability................  $    (959)   $  (7,039)   $   (7,998)   $   7,274    $     (724)   $  (20,226)   $  (20,950)
                                     =========    =========    ==========    =========    ==========    ==========    ==========

     For tax return purposes, the Company had tax NOL carryforwards of approximately $16.3 million at December 31, 2000. If unused, the aforementioned tax NOL carryforwards will expire in 2019. The Company also had available, at December 31, 2000, $1.6 million of alternative minimum tax credits, which may be carried forward indefinitely.

13. EMPLOYEE BENEFITS

     Effective January 1, 1992, the Company established a 401(k) profit sharing plan for all eligible employees. Company contributions are discretionary. The Company made no contribution in 1998 or 1999 and incurred $783,000 of expense in 2000 for a matching contribution.

                    PATTERSON ENERGY, INC. AND SUBSIDIARIES

14. BUSINESS SEGMENTS

     The Company conducts its business through three distinct operating activities: contract drilling of oil and natural gas wells, oil and natural gas exploration, development, acquisition and production and, to a lesser degree, providing drilling fluid services to operators in the oil and natural gas industry.

     Contract Drilling Services. The Company markets its contract drilling services to major oil companies and independent oil and natural gas producers. The Company owns 131 drilling rigs, 124 of which are operable at December 31, 2000. Currently, 88 of the operable drilling rigs are based in Texas (47 in West Texas, 26 in South Texas, 11 in East Texas and four in North Texas), 20 are based in Southeast New Mexico, and four each in Oklahoma, Louisiana, Utah and Mississippi. The drilling rigs have rated maximum depth capabilities ranging from 8,000 feet to 25,000 feet.

     Oil and Natural Gas Operations. The Company has been engaged in the development, exploration, acquisition and production of oil and natural gas since 1982. The Company's oil and natural gas activities are designed to complement its land drilling operations and diversify the Company's overall business strategy. These activities are primarily focused in mature producing regions in the Permian Basin and South Texas. Oil and natural gas operations comprised approximately 5% of the Company's consolidated operating revenues for the year ended December 31, 2000. The Company's business strategy for its oil and natural gas operations is to increase its oil and natural gas reserves primarily through developmental and exploratory drilling in producing areas. At December 31, 2000, the Company's proved developed reserves were approximately
1.8 million BOE and had a present value (discounted at 10% before income taxes) of estimated future net revenues of approximately $22.8 million. (See Note 19 Supplementary Oil and Natural Gas Reserve Information and Related Data).

     Drilling and Completion Fluids Services. The Company provides contract drilling and completion fluids services to numerous operators in the oil and natural gas industry. Operating revenues derived from these activities constitute approximately 10% of the Company's consolidated operating revenues for the year ended December 31, 2000. Patterson believes that these contract services integrate well with its other core operating activities. The drilling fluids operations were added by the Company during 1998 with its acquisitions of Lone Star Mud, Inc. and Tejas Drilling Fluids, Inc. and have operations in Texas, New Mexico, Oklahoma and Colorado. The scope of the Company's drilling fluids services was expanded to include completion fluids services by the purchase of the drilling and completion fluids division of Ambar, Inc. in October 2000 which has operations in the coastal areas of Texas, Louisiana and in the Gulf of Mexico. Since the addition of Ambar, its revenues have comprised of 37% of the total drilling fluids revenues for the year.

                    PATTERSON ENERGY, INC. AND SUBSIDIARIES

14. BUSINESS SEGMENTS -- (CONTINUED)

                                                                     DECEMBER 31,
                                                         ------------------------------------
                                                            1998         1999         2000
                                                            ----         ----         ----
Revenues:
  Contract drilling....................................  $  165,997   $  131,287   $  260,233
  Oil and natural gas..................................       7,170        8,563       15,615
  Drilling and completion fluids.......................      13,397       11,686       32,053
                                                         ----------   ----------   ----------
Total revenues.........................................  $  186,564   $  151,536   $  307,901
                                                         ==========   ==========   ==========
Income (loss) from operations:
  Contract drilling....................................  $    9,329   $  (10,283)  $   36,933
  Oil and natural gas..................................      (6,217)       1,874        5,614
  Drilling fluids......................................         360       (1,403)        (550)
                                                         ----------   ----------   ----------
                                                              3,472       (9,812)      41,997
  Interest income......................................         767          445          999
  Interest expense.....................................      (4,471)      (4,101)      (4,997)
                                                         ----------   ----------   ----------
  Income (loss) before income taxes....................  $     (232)  $  (13,468)  $   37,999
                                                         ==========   ==========   ==========
Identifiable assets:
  Contract drilling....................................  $  185,237   $  190,617   $  265,747
  Oil and natural gas..................................      15,411       18,386       21,232
  Drilling fluids......................................      20,063       19,117       52,414
  Corporate(a).........................................      15,894        8,137       71,193
                                                         ----------   ----------   ----------
Total assets...........................................  $  236,605   $  236,257   $  410,586
                                                         ==========   ==========   ==========
Depreciation, depletion and amortization:
  Contract drilling....................................  $   22,416   $   24,417   $   28,066
  Oil and natural gas..................................       4,780        2,674        3,601
  Drilling fluids......................................         895        1,065        1,466
                                                         ----------   ----------   ----------
Total depreciation, depletion and amortization.........  $   28,091   $   28,156   $   33,133
                                                         ==========   ==========   ==========
Capital expenditures:
  Contract drilling....................................  $   67,471   $   17,917   $   82,593
  Oil and natural gas..................................       7,734        5,260        5,341
  Drilling fluids......................................       4,396          195       10,166
                                                         ----------   ----------   ----------
Total capital expenditures.............................  $   79,601   $   23,372   $   98,100
                                                         ==========   ==========   ==========

---------------

(a) Corporate assets primarily include cash on hand managed by the parent corporation and certain deferred Federal income tax assets.

                    PATTERSON ENERGY, INC. AND SUBSIDIARIES

15. SELECTED QUARTERLY FINANCIAL RESULTS (UNAUDITED)

     Quarterly financial information for the three years ended December 31, 2000 is as follows:

                                     1ST QUARTER   2ND QUARTER   3RD QUARTER   4TH QUARTER     TOTAL
                                     -----------   -----------   -----------   -----------     -----
2000
  Operating revenues...............   $  58,566     $  67,139     $  78,628    $  103,568    $  307,901
  Operating income (loss)..........       2,471         7,215        12,136        19,901        41,723
  Net income (loss)................         911         3,808         6,749        12,287        23,755
  Earnings per share:
  Basic............................   $    0.03     $    0.12     $    0.20    $     0.34    $     0.69
  Diluted..........................   $    0.03     $    0.11     $    0.19    $     0.33    $     0.66
1999
  Operating revenues...............   $  26,738     $  30,544     $  39,812    $   54,442    $  151,536
  Operating income (loss)..........      (4,871)       (3,709)       (2,704)        1,157       (10,127)
  Net income (loss)................      (3,863)       (3,142)       (2,354)          232        (9,127)
  Earnings per share:
  Basic............................   $   (0.12)    $   (0.10)    $   (0.07)   $     0.01    $    (0.28)
  Diluted..........................   $   (0.12)    $   (0.10)    $   (0.07)   $     0.01    $    (0.28)
1998
  Operating revenues...............   $  60,751     $  51,150     $  42,258    $   32,405    $  186,564
  Operating income (loss)..........       7,861         3,531          (252)       (8,515)        2,625
  Net income (loss)................       4,533         1,721          (529)       (6,050)         (325)
  Earnings per share:
  Basic............................   $    0.14     $    0.05     $   (0.02)   $    (0.18)   $    (0.01)
  Diluted..........................   $    0.14     $    0.05     $   (0.02)   $    (0.18)   $    (0.01)

16. CONCENTRATIONS OF CREDIT RISK

     Financial instruments, which potentially subject the Company to concentrations of credit risk, consist primarily of demand deposits, temporary cash investments and trade receivables.

     The Company believes that it places its demand deposits and temporary cash investments with high credit quality financial institutions. At December 31, 1999 and 2000, the Company's demand deposits and temporary cash investments consisted of the following (in thousands):

                                                                1999         2000
                                                                ----         ----
Deposit in FDIC and SIPC-insured institutions under $100,000
  and cash on hand..........................................  $   1,361   $    1,653
Deposit in FDIC and SIPC-insured institutions over $100,000
  and cash on hand..........................................     11,146       69,376
                                                              ---------   ----------
                                                                 12,507       71,029
Less outstanding checks and other reconciling items.........     (3,715)     (11,674)
                                                              ---------   ----------
Cash and cash equivalents...................................  $   8,792   $   59,355
                                                              =========   ==========

     Concentrations of credit risk with respect to trade receivables are primarily focused on companies involved in the exploration and development of oil and natural gas properties. The concentration is somewhat mitigated by the diversification of customers for which the Company provides drilling services. As is general industry practice, the Company does not require customers to provide collateral. No significant losses from individual contracts were experienced during the years ended December 31, 1998, 1999 and 2000. Included in

                    PATTERSON ENERGY, INC. AND SUBSIDIARIES

16. CONCENTRATIONS OF CREDIT RISK -- (CONTINUED)

general and administrative expense for the periods ended December 31, 1998, 1999 and 2000 are provisions for doubtful receivables of $90,000, $0 and $570,000, respectively.

     The carrying values of cash and cash equivalents, marketable securities and trade receivables approximate fair value due to the short-term maturity of these assets.

17. RELATED PARTY TRANSACTIONS

     Use of Assets -- The Company leases a 1981 Beech King-Air 90 airplane owned by an affiliate of the Company's Chairman of the Board/Chief Executive Officer. Under the terms of the lease, the Company pays a monthly rental of $9,200 and its proportionate share of the costs of fuel, insurance, taxes and maintenance of the aircraft. The Company paid approximately $211,495, $222,583 and $193,769 for the lease of the airplane during 1998, 1999 and 2000, respectively.

     Contract Drilling Services -- The Company provided contract drilling services to an affiliated company during 1999 with related revenues of approximately $275,642.

     Sales of Oil -- An affiliate acted as the first purchaser of oil produced from leases operated by the Company during 1998 and 1999. Sales of oil to that entity, both royalty and working interest (including the Company) were approximately $8.1 million and $8.4 million for 1998 and 1999, respectively. There were no sales of oil to that entity in 2000.

     Joint Operation of Oil and Natural Gas Properties -- The Company operates certain oil and natural gas properties in which the Chairman of the Board/Chief Executive Officer, the President/Chief Operating Officer and other persons or entities related to the Company purchased a joint interest ownership with the Company and other industry partners. The Company made oil and natural gas production payments (net of royalty) of $10.5 million, $6.1 million and $13.4 million from these properties in 1998, 1999 and 2000, respectively, to the aforementioned persons or entities. These persons or entities reimbursed the Company for joint operating costs of $7.4 million, $5.9 million and $8.0 million in 1998, 1999 and 2000, respectively.

18. SUBSEQUENT EVENTS

     On January 5, 2001, the Company consummated The Agreement and Plan of Merger among Patterson Energy, Inc., Patterson Drilling Company LP, LLLP ("Patterson Drilling") and Jones Drilling Corporation and certain Asset Purchase Agreements between Patterson Drilling and Henderson Welding, Inc., L.E.J. Truck and Crane, Inc., and L.E. Jones Drilling Company. The acquired assets consist of 21 drilling rigs and related equipment. The purchase price of $36.2 million consisted of 810,070 shares of Patterson's common stock valued at $26.8125 per share and $10.9 million cash, net of certain working capital adjustments.

     On February 5, 2001, the Company announced that its Board of Directors along with the Board of Directors of UTI Energy Corp., approved a merger of the two companies. According to the terms of the merger agreement between the Company and UTI, shareholders of UTI will receive one share of Patterson common stock for each share of UTI common stock and Patterson will assume UTI's outstanding options and warrants. The board of directors of the new company will consist of eleven directors, six of which will be selected by Patterson and five of which would be selected by UTI. Although the merger agreement does not specify who will be the officers of the new company, management of the Company understands that Mark S. Siegel, UTI's Chairman of the Board, would be the Chairman of the Board and Cloyce A. Talbott, Patterson's Chairman of the Board and Chief Executive Officer, would be Chief Executive Officer. The combined company will be the second largest United States land-based drilling service contractor with 302 drilling rigs and will be called "Patterson-UTI Energy, Inc."

                    PATTERSON ENERGY, INC. AND SUBSIDIARIES

18. SUBSEQUENT EVENTS -- (CONTINUED)

     Under the terms of the merger agreement, both the Company and UTI have agreed not to solicit competing offers, but the boards of directors of each company are free to consider and accept an unsolicited offer if, based on advice of counsel, it believes it must do so in the exercise of its fiduciary duty. In the event a party accepts an unsolicited offer, or its board of directors withdraws its recommendation in light of an unsolicited offer, or the shareholders do not vote to approve the merger because of an unsolicited offer, the other party would be entitled to receive a breakup fee of $32.5 million plus reimbursement of expenses of up to $2.5 million. In the event the shareholders of one party do not vote to approve the merger and the other party is not in default and is ready, willing and able to perform its agreement, the party whose shareholders vote against the merger will be required to pay to the other party $2.5 million, plus up to an additional $2.5 million in expenses.

     The merger is subject to customary conditions to closing, including approval by the shareholders of both companies, as well as any necessary regulatory filings and approvals, such as the anti-trust provisions of the Hart-Scott-Rodino Act. There can be no assurance that the merger will be consummated in accordance with the terms of the merger agreement, if at all.

19. SUPPLEMENTARY OIL AND NATURAL GAS RESERVE INFORMATION AND RELATED DATA (UNAUDITED)

OIL AND GAS EXPENDITURES AND CAPITALIZED COSTS

     Gross oil and natural gas expenditures by the Company for the years ended December 31, 1998, 1999 and 2000 are summarized below (in thousands):

                                                               DECEMBER 31,
                                                      -------------------------------
                                                        1998       1999        2000
                                                        ----       ----        ----
Property acquisition costs..........................  $  1,585   $   2,185   $    798
Exploration costs...................................     6,510       7,178      5,401
Development costs...................................     1,126       2,061      1,012
                                                      --------   ---------   --------
                                                      $  9,221   $  11,424   $  7,211
                                                      ========   =========   ========

     The aggregate amount of capitalized costs of oil and natural gas properties as of December 31, 1999 and 2000 is comprised of the following (in thousands):

                                                                  DECEMBER 31,
                                                              ---------------------
                                                                1999        2000
                                                                ----        ----
Proved properties...........................................  $  32,962   $  37,646
Accumulated depreciation, depletion and amortization........    (24,893)    (28,338)
                                                              ---------   ---------
Net proved properties.......................................  $   8,069   $   9,308
                                                              =========   =========

                    PATTERSON ENERGY, INC. AND SUBSIDIARIES

19. SUPPLEMENTARY OIL AND NATURAL GAS RESERVE INFORMATION AND RELATED DATA (UNAUDITED) -- (CONTINUED)

     The following table sets forth information with respect to quantities of net proved developed oil and natural gas reserves and changes in those reserves for the years ended December 31, 1998, 1999 and 2000. The quantities were estimated by an independent petroleum engineer. The Company's proved developed oil and natural gas reserves are located entirely within the United States.

RESULTS OF OPERATIONS FOR OIL AND NATURAL GAS PRODUCING ACTIVITIES

                                                                  YEAR ENDED DECEMBER 31,
                                                              --------------------------------
                                                                1998        1999       2000
                                                                ----        ----       ----
                                                                       (IN THOUSANDS)
Oil and natural gas sales...................................  $   5,641   $  6,834   $  13,619
Gain on sale of oil and natural gas properties..............         68          9           4
                                                              ---------   --------   ---------
                                                                  5,709      6,843      13,623
                                                              ---------   --------   ---------
Costs and expenses:
  Lease operating and production costs......................      1,924      1,720       3,245
  Exploration costs including dry holes and abandonments....      1,752        780       1,627
  Depreciation, depletion and amortization..................      4,780      2,674       3,601
  Impairment of oil and natural gas properties..............      3,816        275          --
  Income tax expense (benefit)..............................     (2,231)       533       1,752
                                                              ---------   --------   ---------
                                                                 10,041      5,982      10,225
                                                              ---------   --------   ---------
Results of operations for oil and natural gas producing
  activities................................................  $  (4,332)  $    861   $   3,398
                                                              =========   ========   =========

     ESTIMATES OF RESERVES AND PRODUCTION PERFORMANCE ARE SUBJECTIVE AND MAY CHANGE MATERIALLY AS ACTUAL PRODUCTION INFORMATION BECOMES AVAILABLE.

OIL AND NATURAL GAS RESERVE QUANTITIES

                                                              OIL (BBLS)   GAS (MCF)
                                                              ----------   ---------
                                                                  (IN THOUSANDS)
Estimated quantity, January 1, 1998.........................       945        3,788
Revision in previous estimates..............................       140         (596)
Extensions, discoveries and other additions.................       146        1,100
Sales of reserves-in-place..................................        (1)          (7)
Production..................................................      (284)        (795)
                                                               -------     --------
Estimated quantity, January 1, 1999.........................       946        3,490
Revision in previous estimates..............................      (169)         287
Extensions, discoveries and other additions.................       683        1,358
Production..................................................      (255)      (1,017)
                                                               -------     --------
Estimated quantity, January 1, 2000.........................     1,205        4,118
Revision in previous estimates..............................        61         (157)
Extensions, discoveries and other additions.................       134        1,303
Production..................................................      (275)      (1,384)
                                                               -------     --------
Estimated quantity, January 1, 2001.........................     1,129        3,880
                                                               =======     ========

                    PATTERSON ENERGY, INC. AND SUBSIDIARIES

19. SUPPLEMENTARY OIL AND NATURAL GAS RESERVE INFORMATION AND RELATED DATA (UNAUDITED) -- (CONTINUED)
STANDARDIZED MEASURE OF FUTURE NET CASH FLOWS OF PROVED DEVELOPED OIL AND NATURAL GAS RESERVES, DISCOUNTED AT 10% PER ANNUM

                                                                  YEAR ENDED DECEMBER 31,
                                                            -----------------------------------
                                                              1998         1999         2000
                                                              ----         ----         ----
                                                                      (IN THOUSANDS)
Future gross revenues.....................................  $  16,451   $   39,024   $   48,161
Future development and production costs...................     (7,219)     (14,283)     (16,270)
Future income tax expense(a)..............................     (1,929)      (7,392)      (8,617)
                                                            ---------   ----------   ----------
Future net cash flows.....................................      7,303       17,349       23,274
Discount at 10% per annum.................................     (1,953)      (5,267)      (6,634)
                                                            ---------   ----------   ----------
Standardized measure of discounted future net cash
  flows...................................................  $   5,350   $   12,082   $   16,640
                                                            =========   ==========   ==========

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

CHANGES IN THE STANDARDIZED MEASURE OF NET CASH FLOWS OF PROVED DEVELOPED OIL AND GAS RESERVES DISCOUNTED AT 10% PER ANNUM

                                                                  YEAR ENDED DECEMBER 31,
                                                              -------------------------------
                                                               1998       1999        2000
                                                               ----       ----        ----
                                                                      (IN THOUSANDS)
Standardized measure at beginning of year...................  $ 8,623   $   5,350   $  12,082
Sales and transfers of oil and gas produced, net of
  production costs..........................................   (2,773)     (3,696)     (7,982)
Net changes in sales price and future production and
  development costs.........................................   (5,056)      3,177       5,819
Extensions, discoveries and improved recovery, less related
  costs.....................................................    3,018       3,711       4,064
Sales of minerals-in-place..................................       (9)         --          --
Revision of previous quantity estimates.....................     (804)      6,872       1,255
Accretion of discount.......................................    1,193         709       1,873
Changes in production rates and other.......................     (224)      1,614      (2,435)
Net change in income taxes..................................    1,382      (5,655)      1,964
                                                              -------   ---------   ---------
Standardized measure at end of year.........................  $ 5,350   $  12,082   $  16,640
                                                              =======   =========   =========

                             PATTERSON ENERGY, INC.

                 SCHEDULE II-VALUATION AND QUALIFYING ACCOUNTS

                                                            ADDITIONS(1)
                                                      ------------------------
                                                      CHARGED TO    ACQUIRED
                                          BEGINNING   COSTS AND      THROUGH                     ENDING
              DESCRIPTION                  BALANCE     EXPENSES    ACQUISITION   DEDUCTIONS(2)   BALANCE
              -----------                 ---------   ----------   -----------   -------------   -------
YEAR ENDED DECEMBER 31, 2000
Deducted from asset accounts:
  Allowance for doubtful accounts.......    $365         $570         $800           $232        $1,503
YEAR ENDED DECEMBER 31, 1999
Deducted from asset accounts:
  Allowance for doubtful accounts.......    $418         $(38)        $ --           $ 15        $  365
YEAR ENDED DECEMBER 31, 1998
Deducted from asset accounts:
  Allowance for doubtful accounts.......    $378         $ 90         $ --           $ 50        $  418

---------------

(1) Net of recoveries.

(2) Uncollectible accounts written off.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Patterson Energy, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          PATTERSON ENERGY, INC.

Date: March 1, 2001                       By:     /s/ CLOYCE A. TALBOTT
                                            ------------------------------------
                                                     Cloyce A. Talbott
                                              Chairman of the Board and Chief
                                                     Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of Patterson Energy, Inc. and in the capacities indicated as of March 1, 2000.

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

                   /s/ ROBERT C. GIST                            Director
--------------------------------------------------------
                     Robert C. Gist

               /s/ SPENCER D. ARMOUR, III                        Director
--------------------------------------------------------
                 Spencer D. Armour, III

               /s/ VINCENT A. ROSSI, JR.                         Director
--------------------------------------------------------
                 Vincent A. Rossi, Jr.

                  /s/ KENNETH R. PEAK                            Director
--------------------------------------------------------
                    Kenneth R. Peak

                 /s/ STEPHEN J. DEGROAT                          Director
--------------------------------------------------------
                   Stephen J. DeGroat

                                 EXHIBIT INDEX

        EXHIBIT
         NUMBER                             DESCRIPTION OF EXHIBIT
        -------                             ----------------------
          2.1            Plan and Agreement of Merger dated October 14, 1993, between
                         Patterson Energy, Inc., a Texas corporation, and Patterson
                         Energy, Inc., a Delaware corporation, together with related
                         Certificates of Merger.(1)
          2.2            Agreement and Plan of Merger, dated April 22, 1996 among
                         Patterson Energy, Inc., Patterson Drilling Company and
                         Tucker Drilling Company, Inc.(2)
          2.2.1          Amendment to Agreement and Plan of Merger, dated May 16,
                         1996 among Patterson Energy, Inc., Patterson Drilling
                         Company and Tucker Drilling Company, Inc.(3)
          2.3            Stock Purchase Agreement, dated January 5, 1998, among
                         Patterson Energy, Inc., Spencer D. Armour, III. And Richard
                         G. Price.(16)
          2.4            Stock Purchase Agreement, dated September 17, 1998, among
                         Lone Star Mud, Inc. and Mark Campbell (shareholder of Tejas
                         Drilling Fluids, Inc.).(4)
          2.5            Asset Purchase Agreement dated as of September 30, 2000
                         between Ambar Drilling Fluids LP, LLLP and Ambar, Inc.(5)
          2.6            Agreement and Plan of Merger, dated February 4, 2001, by and between UTI Energy Corp. and Patterson Energy, Inc.
                         Disclosure schedules for each of the parties to the merger agreement setting forth exceptions or other information
                         relating to their respective representations and warrants in the agreement have not been filed with this exhibit. They
                         will, however, be made available supplementally to the SEC upon request.(6)
          3.1            Restated Certificate of Incorporation.(7)
          3.1.1          Certificate of Amendment to the Certificate of
                         Incorporation.(8)
          3.2            Bylaws.(1)
          3.3            Rights Agreement dated January 2, 1997, between Patterson
                         Energy, Inc. and Continental Stock Transfer & Trust
                         Company.(15)
          4.1            Excerpt from Restated Certificate of Incorporation of
                         Patterson Energy, Inc. regarding authorized Common Stock and
                         Preferred Stock.(9)
         10.1            Loan and Security Agreement dated December 21, 1999 among
                         Patterson Drilling Company and Transamerica Equipment
                         Financial Services Corporation.(17)
         10.1.1          Promissory Note dated December 21, 1999 between Patterson
                         Drilling Company and Transamerica Equipment Financial
                         Services Corporation.(17)
         10.1.2          Corporate Guarantees of Lone Star Mud, Inc. and Patterson
                         Energy, Inc.(17)
         10.2            Aircraft Lease, dated December 20, 2000, (effective January
                         1, 2001) between Talbott Aviation, Inc. and Patterson
                         Energy, Inc.
         10.3            Participation Agreement, dated October 19, 1994, between
                         Patterson Petroleum Trading Company, Inc. and BHT Marketing,
                         Inc.(10)
         10.3.1          Participation Agreement dated October 24, 1995, between
                         Patterson Petroleum Trading Company, Inc. and BHT Marketing,
                         Inc.(11)
         10.4            Crude Oil Purchase Contract, dated October 19, 1994, between
                         Patterson Petroleum, Inc. and BHT Marketing, Inc.(10)
         10.4.1          Crude Oil Purchase Contract, dated October 24, 1995, between
                         Patterson Petroleum, Inc. and BHT Marketing, Inc.(11)
         10.5            Patterson Energy, Inc. 1993 Stock Incentive Plan, as
                         amended.(12)
         10.6            Patterson Energy, Inc. Non-Employee Directors' Stock Option
                         Plan, as amended.(13)

        EXHIBIT
         NUMBER                             DESCRIPTION OF EXHIBIT
        -------                             ----------------------
         10.7            Model Form Operating Agreement.(14)
         10.8            Form of Drilling Bid Proposal and Footage Drilling
                         Contract.(14)
         10.9            Form of Turnkey Drilling Agreement.(14)
         21.1            Subsidiaries of the registrant.
         23.1            Consent of Independent Accountants -- PricewaterhouseCoopers
                         LLP.
         23.2            Consent of Independent Petroleum Engineer -- M. Brian
                         Wallace, P.E.

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

 (2) Incorporated by reference to Item 7, "Financial Statements and Exhibits" to Form 8-K dated April 22, 1996 and filed on April 30, 1996.

 (3) Incorporated by reference to Item 7, "Financial Statements and Exhibits" to Form 8-K dated May 16, 1996 and filed on May 22, 1996.

 (4) Incorporated by reference to Item 14, "Financial Statements Schedules and Reports on Form 8-K" to Form 10-K for the year ended December 31, 1998.

 (5) Incorporated by reference to Item 7, "Financial Statements and Exhibits" to Form 8-K dated October 3, 2000 and filed on November 6, 2000.

 (6) Incorporated herein by reference to Item 7, "Financial Statements and Exhibits" to Form 8-K dated February 4, 2001 and filed February 16, 2001.

 (7) Incorporated herein by reference to Item 6, "Exhibits and Reports on Form 8-K" to Form 10-Q for the quarterly period ended June 30, 1996; filed August 12, 1996.

 (8) Incorporated herein by reference to Item 6. "Exhibits and Reports on Form 8-K" to Form 10-Q for the quarterly period ended June 30, 1997; filed August 14, 1997.

 (9) Incorporated herein by reference to Item 16, "Exhibits" to Registration Statement on Form S-3 filed on December 18, 1996.

(10) Incorporated herein by reference to Item 27, "Exhibits" to Post Effective Amendment No. 1 to Registration Statement on Form SB-2 (File No. 33-68058-FW); filed on June 21, 1995.

(11) Incorporated by reference to Item 13, "Exhibits and Reports on Form 8-K to Form 10-KSB for the year ended December 31, 1995.

(12) Incorporated herein by reference to Item 8, "Exhibits" to Registration Statement on Form S-8 (File No. 333-47917); filed March 13, 1998.

(13) Incorporated herein by reference to Item 8, "Exhibits" to Registration Statement on Form S-8 (File No. 33-39471); filed November 4, 1997.

(14) Incorporated by reference to Item 27, "Exhibits" to Registration Statement on Form SB-2 (File No. 33-68058-FW); filed with the Securities and Exchange Commission on August 30, 1993.

(15) Incorporated by reference to Item 2, "Exhibits" to Registration Statement on Form 8-A filed on January 14, 1997.

(16) Incorporated herein by reference to Item 16, "Exhibits" to Registration Statement on Form S-3 filed on January 5, 1998.

(17) Incorporated by reference to Item 14, "Exhibits, Financial Statement Schedules and Reports on Form 8-K" to Form 10-K for the year ended December 31, 1999.