Form 10-Q
period 2001-03-31
PATTERSON ENERGY INC
filed 2001-05-07
CIK 889900

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

         For the quarterly period ended March 31, 2001

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

                                 Yes [x] No [ ]

As of May 6, 2001 the issuer had outstanding 38,149,816 shares of common stock, $0.01 par value, its only class of voting stock.

--------------------------------------------------------------------------------

                     PATTERSON ENERGY, INC. AND SUBSIDIARIES

                                      INDEX

                                                                                                      PAGE

Report of Independent Accountants................................................................       3

Part I - Financial Information

      Item 1.         Financial Statements

                      Unaudited condensed consolidated balance sheets............................       4

                      Unaudited condensed consolidated statements of income......................       5

                      Unaudited condensed consolidated statement of stockholders' equity.........       6

                      Unaudited condensed consolidated statements of cash flows..................       7

                      Notes to unaudited condensed consolidated financial statements.............       8

      Item 2.         Management's Discussion and Analysis of Financial Condition and
                      Results of Operations......................................................      11

      Item 3.         Quantitative and Qualitative Disclosures About Market Risk.................      13

Cautionary Statement for Purposes of the "Safe Harbor" Provisions of the Private
      Securities Litigation Reform Act of 1995...................................................      14

Part II - Other Information

      Item 6.         Exhibits and Reports on Form 8-K...........................................      15

Signatures.......................................................................................      19


    The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                        REPORT OF INDEPENDENT ACCOUNTANTS

The Board of Directors and Stockholders
of Patterson Energy, Inc.:

We have reviewed the accompanying condensed consolidated balance sheet of Patterson Energy, Inc. and its subsidiaries as of March 31, 2001 and the related condensed consolidated statements of income and cash flows for each of the three month periods ended March 31, 2001 and 2000 and the related condensed consolidated statement of stockholders' equity for the three month period ended March 31, 2001. These financial statements are the responsibility of the Company's management.

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

We previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet as of December 31, 2000, and the related consolidated statements of operations and cash flows for the year then ended (not presented herein), and in our report dated February 27, 2001, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet information as of December 31, 2000 is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.




/s/  PricewaterhouseCoopers LLP

Fort Worth, Texas
April 19, 2001



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

                     PATTERSON ENERGY, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                   (Unaudited)
                                     ASSETS


                                                                                 MARCH 31,         DECEMBER 31,
                                                                                   2001                2000
                                                                               -------------      -------------
                                                                             (IN THOUSANDS, EXCEPT FOR SHARE DATA)
Current assets:
    Cash and cash equivalents ...........................................      $      60,514      $      59,355
    Accounts receivable:
       Trade, less allowance for doubtful accounts of $1,903 at
        March 31, 2001 and $1,503 at December 31, 2000 ..................             96,066             78,364
       Oil and natural gas sales ........................................              1,482              1,255
    Federal income taxes receivable .....................................                 --              2,447
    Inventories .........................................................             11,861             12,186
    Deferred income taxes ...............................................              6,346              9,133
    Other ...............................................................              3,930              3,343
                                                                               -------------      -------------
        Total current assets ............................................            180,199            166,083
Property and equipment, at cost, net ....................................            256,878            204,272
Intangible assets, net ..................................................             37,995             38,641
Other ...................................................................              4,432              1,590
                                                                               -------------      -------------
        Total assets ....................................................      $     479,504      $     410,586
                                                                               =============      =============

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                                 MARCH 31,        DECEMBER 31,
                                                                                   2001              2000
                                                                               ------------       ------------
                                                                           (IN THOUSANDS, EXCEPT FOR SHARE DATA)
Current liabilities:
    Current maturities of notes payable .................................      $      5,697       $      4,477
    Accounts payable:
       Trade ............................................................            34,264             28,484
       Revenue distribution .............................................             3,624              3,896
       Other ............................................................             8,720             10,119
    Federal income taxes payable ........................................             4,514                 --
    Accrued Expenses ....................................................            14,931              9,902
                                                                               ------------       ------------
        Total current liabilities .......................................            71,750             56,878
Deferred income taxes, net ..............................................            42,258             30,083
Other ...................................................................               735                880
Notes payable, net of current maturities ................................            17,499             19,939
                                                                               ------------       ------------
        Total liabilities ...............................................           132,242            107,780
                                                                               ------------       ------------

Commitments and contingencies ...........................................                --                 --

Stockholders' equity:
    Preferred stock, par value $.01; authorized 1,000,000 shares,
         no shares issued ...............................................                --                 --
    Common stock, par value $.01; authorized 50,000,000 shares with
         38,445,816 and 37,477,276 issued and 38,145,816 and
         38,177,276 outstanding at March 31, 2001 and
         December 31, 2000, respectively ................................               384                375
    Additional paid-in capital ..........................................           269,365            245,462
    Retained earnings ...................................................            79,163             58,619
    Treasury stock, at cost, 300,000 shares .............................            (1,650)            (1,650)
                                                                               ------------       ------------
        Total stockholders' equity ......................................           347,262            302,806
                                                                               ------------       ------------
        Total liabilities and stockholders' equity ......................      $    479,504       $    410,586
                                                                               ============       ============

    The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                     PATTERSON ENERGY, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                   (Unaudited)


                                                                         THREE MONTHS ENDED
                                                                              MARCH 31,
                                                                  -------------------------------
                                                                      2001               2000
                                                                  ------------       ------------
                                                               (IN THOUSANDS, EXCEPT PER SHARE DATA)

Operating revenues:
    Drilling ...............................................      $    104,803       $     51,157
    Drilling and completion fluids .........................            19,670              4,365
    Oil and natural gas ....................................             4,910              2,484
    Well operation fees ....................................               553                560
                                                                  ------------       ------------
                                                                       129,936             58,566
                                                                  ------------       ------------
Operating costs and expenses:
    Drilling costs .........................................            63,478             41,835
    Drilling and completion fluids .........................            16,365              3,547
    Lease operating and production .........................             1,005                632
    Exploration cost, dry holes and abandonments ...........               212                168
    Depreciation, depletion and amortization ...............            11,341              7,717
    General and administrative .............................             4,846              2,196
                                                                  ------------       ------------
                                                                        97,247             56,095
                                                                  ------------       ------------
Operating income ...........................................            32,689              2,471
                                                                  ------------       ------------
Other income (expense):
    Net gain on sale of assets .............................                13                 43
    Interest income ........................................               796                113
    Interest expense .......................................              (567)            (1,193)
    Other ..................................................                35                (20)
                                                                  ------------       ------------
                                                                           277             (1,057)
                                                                  ------------       ------------
Income before income taxes .................................            32,966              1,414
                                                                  ------------       ------------
Income tax expense (benefit):
    Current ................................................             5,135                731
    Deferred ...............................................             7,287               (228)
                                                                  ------------       ------------
                                                                        12,422                503
                                                                  ------------       ------------
Net income .................................................      $     20,544       $        911
                                                                  ============       ============
Net income per common share:
    Basic ..................................................      $       0.54       $       0.03
                                                                  ============       ============
    Diluted ................................................      $       0.52       $       0.03
                                                                  ============       ============

Weighted average number of common shares
    outstanding:
    Basic ..................................................            38,295             32,553
                                                                  ============       ============
    Diluted ................................................            39,514             33,972
                                                                  ============       ============



    The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                     PATTERSON ENERGY, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                   (Unaudited)
                                 (in thousands)



                                                 Common Stock
                                         ---------------------------
                                           Number of                    Additional      Retained       Treasury
                                            Shares         Amount    paid-in capital    earnings        Stock           Total
                                         ------------   ------------ ---------------  ------------   ------------    ------------

Balance, December 31, 2000 ...........         37,477   $        375   $    245,462   $     58,619   $     (1,650)   $    302,806
Issuance of common stock .............            810              8         21,712             --             --          21,720
Exercise of stock options ............            159              1          1,224             --             --           1,225
Tax benefit related to exercise of
    stock options ....................             --             --            967             --             --             967
Net income ...........................             --             --             --         20,544             --          20,544
                                         ------------   ------------   ------------   ------------   ------------    ------------
Balance, March 31, 2001 ..............         38,446   $        384   $    269,365   $     79,163   $     (1,650)   $    347,262
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

                     PATTERSON ENERGY, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                          THREE MONTHS ENDED
                                                                                                MARCH 31,
                                                                                      -------------------------------
                                                                                          2001               2000
                                                                                      ------------       ------------
Cash flows from operating activities:                                                          (IN THOUSANDS)
    Net income .................................................................      $     20,544       $        911
     Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation, depletion and amortization ..................................            11,341              7,717
     Net gain on sale of assets ................................................               (13)               (43)
     Deferred income tax expense (benefit) .....................................             7,287               (228)
           Change in operating assets and liabilities:
                  Increase in trade accounts receivable ........................           (11,783)            (7,440)
                  Increase in oil and natural gas sales receivable .............              (227)               (76)
                  Decrease in inventories ......................................               325                225
                  Decrease in accrued federal income taxes
                           receivable ..........................................             2,447                 --
                  Decrease in other current assets .............................               281                656
                  Increase (decrease) in trade accounts payable ................            (1,074)             4,984
                  Increase (decrease) in revenue distribution
                           payable .............................................              (272)               651
                  Increase in accrued expenses .................................             6,521              1,488
                  Increase in federal income taxes payable .....................             4,514                700
                  Increase (decrease) in other current payables ................            (1,399)               419
                  Decrease in other liabilities ................................              (145)                (6)
                                                                                      ------------       ------------
                      Net cash provided by operating activities ................            38,347              9,958
                                                                                      ------------       ------------
Cash flows from investing activities:
     Acquisitions ..............................................................           (11,370)            (5,261)
     Purchases of property and equipment .......................................           (23,059)           (12,009)
     Proceeds from sales of property and equipment .............................                78                 55
     Change in other assets ....................................................            (2,842)              (234)
                                                                                      ------------       ------------
                      Net cash used in investing activities ....................           (37,193)           (17,449)
                                                                                      ------------       ------------
Cash flows from financing activities:
     Purchase of treasury stock ................................................                --             (1,650)
     Proceeds from notes payable ...............................................                --              9,908
     Payments of notes payable .................................................            (1,220)                --
     Proceeds from exercise of stock options ...................................             1,225                896
                                                                                      ------------       ------------
                      Net cash provided by financing activities ................                 5              9,154
                                                                                      ------------       ------------
                      Net increase in cash and cash equivalents ................             1,159              1,663
Cash and cash equivalents at beginning of period ...............................            59,355              8,792
                                                                                      ------------       ------------
Cash and cash equivalents at end of period .....................................      $     60,514       $     10,455
                                                                                      ============       ============

Supplemental disclosure of cash flow information:
    Cash received (paid) during the period for:
       Interest ................................................................      $       (567)      $     (1,193)
       Income taxes ............................................................      $      1,850       $         --


         On January 5, 2001, the Company issued 810,070 shares of its common stock valued at $26.8125 per share and paid approximately $11.5 million cash as consideration for Jones Drilling Corporation and certain assets of three other entities affiliated with Jones Drilling Corporation.


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

         The interim condensed consolidated financial statements have been prepared by management of the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations, although the Company believes the disclosures included herein are adequate to make the information presented not misleading. In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for presentation of the information have been included. The unaudited condensed consolidated balance sheet as of December 31, 2000, as presented herein, was derived from the audited balance sheet, but does not include all disclosures required by generally accepted accounting principles.

         The Company provides a dual presentation of its earnings per share; Basic Earnings per Share ("Basic EPS") and Diluted Earnings per Share ("Diluted EPS"). Basic EPS is based on the weighted average number of shares outstanding during the periods presented. Diluted EPS includes common stock equivalents, which are dilutive to earnings per share. For the three months ended March 31, 2001, the dilutive securities, consisting of certain stock options and warrants, were approximately 1.2 million, compared to dilutive securities of approximately
1.4 million for the three months ended March 31, 2000.

         The results of operations for the three months ended March 31, 2001, are not necessarily indicative of the results to be expected for the full year.

         Certain reclassifications have been made to the 2000 consolidated financial statements in order for them to conform with the 2001 presentation.

         Our independent accountants have performed a review of these interim financial statements in accordance with standards established by the American Institute of Certified Public Accountants. Pursuant to Rule 436(c) of the Securities and Exchange Commission Act of 1933, their report of that review should not be considered as part of any registration prepared or certified by them within the meaning of Sections 7 and 11 of that Act.


2.       RECENT ACQUISITION AND PENDING MERGER

         On January 5, 2001, the Company consummated the transactions contemplated by a merger agreement among Patterson Energy, Inc., Patterson Drilling Company LP, LLLP ("Patterson Drilling") and Jones Drilling Corporation and asset purchase agreements between Patterson Drilling and Henderson Welding, Inc., L.E.J. Truck and Crane, Inc., and L.E. Jones Drilling Company. The acquired assets consisted of 21 drilling rigs (of which 14 were marketable when acquired) and related equipment and approximately $2.3 million of net working capital. The net purchase price of $33.2 million consisted of 810,070 shares of Patterson's common stock valued at $26.8125 per share and $11.5 million cash including approximately $240,000 in transaction costs. The pro forma results of combining the consolidated results of operations as if Jones Drilling Corporation and its related entities had been acquired on January 1, 2000, are considered immaterial and have no effect on earnings per share

    On February 5, 2001, the Company announced that its Board of Directors along with the Board of Directors of UTI Energy Corp. (UTI), approved a merger of the two companies, with Patterson as the surviving entity. According to the terms of the merger agreement, shareholders of UTI will receive one share of Patterson common stock for each share of UTI common stock and Patterson will assume UTI's outstanding options and warrants. The

                     PATTERSON ENERGY, INC. AND SUBSIDIARIES
    NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED


        2.        RECENT ACQUISITION AND PENDING MERGER (CONTINUED)

Board of Directors of the combined company will consist of eleven directors, six to be selected by Patterson and five to be selected by UTI. Although the merger agreement does not specify who will be the officers of the combined company, management of the Company understands that Mark S. Siegel, UTI's Chairman of the Board, would be the Chairman of the Board and Cloyce A. Talbott, Patterson's Chairman of the Board and Chief Executive Officer, would be Chief Executive Officer. Patterson's and UTI's special meeting of shareholders to approve the merger proposal will be held on May 8, 2001. A Joint Proxy Statement/Prospectus was mailed to shareholders on or about March 16, 2001.


3.       STOCKHOLDERS' EQUITY

         On January 5, 2001, the Company issued 810,070 shares of its common stock as partial consideration for the acquisition of Jones Drilling Corporation and its related entities (see Note 2). The common stock was recorded at $26.8125 per share, its fair market value on the date of the announcement of the transaction.


4.       BUSINESS SEGMENTS

         The Company conducts its business through three distinct operating activities: contract drilling of oil and natural gas wells, oil and natural gas exploration, development, acquisition and production and providing drilling and completion fluids services to operators in the oil and natural gas industry. Separate financial data for each of the Company's three business segments is provided below.

                                                          MARCH 31,         MARCH 31,
                                                            2001               2000
                                                        ------------       ------------
Revenues:                                                         (IN 000's)
    Drilling .....................................      $    104,803       $     51,157
    Drilling and completion fluids ...............            19,670              4,365
    Oil and natural gas ..........................             5,463              3,044
                                                        ------------       ------------
Total operating revenues .........................      $    129,936       $     58,566
                                                        ============       ============
Income (loss) from operations:
    Drilling .....................................      $     29,906       $      2,011
    Drilling and completion fluids ...............               854               (310)
    Oil and natural gas ..........................             1,964                750
                                                        ------------       ------------
                                                              32,724              2,451
Net gain on sale of assets .......................                13                 43
Interest income ..................................               796                113
Interest expense .................................              (567)            (1,193)
                                                        ------------       ------------
Income before income taxes .......................      $     32,966       $      1,414
                                                        ============       ============

                     PATTERSON ENERGY, INC. AND SUBSIDIARIES
    NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED


5.       RECENTLY ISSUED ACCOUNTING STANDARD

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


LIQUIDITY AND CAPITAL RESOURCES

    As of March 31, 2001, we had working capital of approximately $108.4 million including cash and cash equivalents of $60.5 million as compared to working capital of $109.2 million including cash and cash equivalents of $59.4 million at December 31, 2000. For the three months ended March 31, 2001, our various sources and uses of cash flow were:

     Sources:

          o $38.3 million derived from operations primarily attributable to the following factors:

               <--  Net income of $20.5 million,

               <--  Increase in average dayrates from $8,912 per day in the fourth quarter of 2000 to $9,903 per day in the first quarter of 2001,

               <--  Increase in average cash margin from $3,131 per day in the fourth quarter of 2000 to $3,905 per day in the first quarter of 2001,

               <--  Improved utilization rates as indicated in "Results of
                    Operations" on page 12, and

               <--  Increase in marketable drilling rigs from 124 at December
                    31, 2000 to 141 at March 31, 2001, primarily due to the addition of 21 drilling rigs (of which 14 were marketable when acquired) in January of 2001 with the purchase of Jones Drilling Corporation.

          o    $1.2 million from the exercise of stock options, and

          o    $78,000 from the sale of certain property and equipment.

     Uses:

          o $11.5 million as partial consideration in the acquisition of Jones Drilling Corporation and its related entities,

          o $1.2 million in payments on our credit facility with Transamerica Equipment Financial Services,

          o $2.8 million of expenses related to the merger with UTI Energy Corp., and

          o $23.1 million for capital maintenance expenditures for the betterment and refurbishment of both the marketable and non-marketable drilling rigs, as well as the acquisition and procurement of drilling equipment, to fund leasehold acquisition, exploration and development of oil and natural gas properties and to fund capital expenditures for our drilling and completion fluids segment.


         On January 5, 2001, we consummated the transactions contemplated by a merger agreement among Patterson Energy, Inc., Patterson Drilling Company LP, LLLP ("Patterson Drilling") and Jones Drilling Corporation and asset purchase agreements between Patterson Drilling and Henderson Welding, Inc., L.E.J. Truck and Crane, Inc., and L.E. Jones Drilling Company. The acquired assets consisted of 21 drilling rigs (of which 14 were marketable when acquired) and related equipment. In addition to the $11.5 million paid in cash, we issued 810,070 shares of our common stock valued at $26.8125 per share, for a total purchase price of $33.2 million.

         We believe that the current level of cash and cash equivalents, together with cash generated from operations should be sufficient to meet our immediate capital needs. From time to time, acquisition opportunities are reviewed relating to our business. The timing, size or success of any acquisition and the associated capital commitments are unpredictable. Should further opportunities for growth requiring capital arise, we believe we would be able to satisfy these needs through a combination of working capital, cash generated from operations, and either debt or equity financing. However, there can be no assurance that such capital would be available.

RESULTS OF OPERATIONS

The following tables summarize the operations of the three months ended March 31, 2001 and 2000:

                                                                         THREE MONTHS ENDED
                                                                              MARCH 31,
                                                                     ---------------------------
CONTRACT DRILLING                                                       2001             2000           % CHANGE
-----------------                                                    ----------       ----------       ----------
                                                                      (DOLLARS IN 000'S)
Revenues ......................................................      $  104,803       $   51,157            104.9%
Drilling cost .................................................          63,478           41,835             51.7%
General and administrative expense ............................           2,141            1,032            107.5%
Depreciation and amortization .................................           9,101            6,279             44.9%
Operating income ..............................................          29,906            2,011          1,387.1%
Rig utilization rate ..........................................              84%              65%            29.2%
Average # of marketable rigs ..................................             140              114             22.8%
Operating days ................................................          10,582            6,777             56.1%
Average revenue per operating day .............................      $     9.90       $     7.55             31.1%
Average drilling cost per operating day .......................            6.00             6.17             (2.8)%

         The significant increases shown are reflective of increased productivity in the contract drilling industry as evidenced by:

         o        increase in utilization and in number of operating days,

         o addition of an average 26 marketable drilling rigs from the first quarter of 2000 to that of 2001, and

         o        increases in oil and natural gas prices.

                                                    THREE MONTHS ENDED
                                                         MARCH 31,
                                                --------------------------
DRILLING AND COMPLETION FLUIDS                     2001            2000        % CHANGE
                                                ----------      ----------     ----------
                                                            (DOLLARS IN 000'S)
Revenues .................................      $   19,670      $    4,365         350.6%
Drilling and completion fluids cost ......          16,365           3,547         361.4%
General and administrative expense .......           1,884             822         129.2%
Depreciation and amortization ............             586             285         105.6%
Operating income (loss) ..................             854            (310)        375.5%

         The increases noted were primarily attributable to the addition of the fluids division of Ambar, Inc., during October 2000. Also contributing are improvements in the industry's economic conditions which are related to increases in oil and natural gas prices as stated below.

                                                           THREE MONTHS ENDED
                                                                MARCH 31,
                                                        --------------------------
OIL AND NATURAL GAS                                        2001            2000          % CHANGE
                                                        ----------      ----------      ----------
                                                             (DOLLARS IN 000'S, EXCEPT PRICE DATA)
Revenues .........................................      $    5,463      $    3,044            79.5%
Exploration cost, dry holes and abandonments .....             212             168            26.2%
General and administrative expense ...............             821             342           140.1%
Depletion and depreciation .......................           1,654           1,153            43.5%
Operating income .................................           1,964             750           161.9%
Volume of oil and natural gas sold (BOE) .........         131,112         106,948            22.6%
Average price per Bbl of crude oil ...............      $    29.39      $    28.47             3.2%
Average price per Mcf of natural gas .............      $     7.65      $     2.62           192.0%

         The increases in the oil and natural gas segment's operating results are primarily attributable to the increased commodity prices and production.

VOLATILITY OF OIL AND NATURAL GAS PRICES AND ITS IMPACT ON OPERATIONS

         Our revenue, profitability and future rate of growth are substantially dependent upon prevailing prices for oil and natural gas, with respect to our contract drilling, oil and natural gas and drilling and completion fluids segments. Historically, oil and natural gas prices and markets have been volatile. Prices are affected by market supply and demand factors as well as actions of state and local agencies, the United States and foreign governments and international cartels. All of these are beyond our control. Any significant or extended decline in oil and/or natural gas prices would have a material adverse effect on our financial condition and results of operations. Low level commodity prices beginning in the fourth quarter of 1997 and continuing into mid-1999 adversely impacted our operations. Although there has been significant improvement in oil and natural gas prices since mid-1999, we expect oil and natural gas prices to continue to be volatile and therefore to affect our financial condition and operations and our ability to access capital sources.

IMPACT OF INFLATION

         We believe that inflation will not have a significant impact on our financial position or operations.


RECENTLY ISSUED ACCOUNTING STANDARD

         We adopted Statement of Financial Accounting Standards No. 133, as amended, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133") on January 1, 2001. SFAS No. 133 establishes accounting and reporting standards for derivatives or instruments and for hedging activities. It requires enterprises to recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. The requisite accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. We were not required to record any transitional adjustment upon the adoption of SFAS No. 133.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         We have exposure to market risk associated with the floating rate portion of the interest charged on the $23.2 million outstanding under our credit facility with Transamerica Equipment Financial Services Corporation. The credit facility, which matures on January 1, 2006, bears interest at LIBOR plus
3.10 % to 3.51%. Our exposure to interest rate risk due to changes in LIBOR is not expected to be material. At March 31, 2001, the fair value of the obligation approximates its related carrying value because the obligation bears interest at the current market rate.

                                 ---------------

    CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE
                PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

         "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Item 2 of this Report contains forward-looking statements which are made pursuant to the "safe harbor" provisions of The Private Securities Litigation Reform Act of 1995. These statements include, without limitation, statements relating to: liquidity; financing of operations; continued volatility of oil and natural gas prices; source and sufficiency of funds required for immediate capital needs and additional rig acquisitions (if further opportunities arise); and such other matters. The words "believes," "plans," "intends," "expected," "estimates" or "budgeted" and similar expressions identify forward-looking statements. The forward-looking statements are based on certain assumptions and analyses we make in light of our experience and our perception of historical trends, current conditions, expected future developments and other factors we believe are appropriate in the circumstances. We do not undertake to update, revise or correct any of the forward-looking information. Factors that could cause actual results to differ materially from our expectations expressed in the forward-looking statements include, but are not limited to, the following: intense competition in the contract drilling industry; low oil prices and/or natural gas prices; adverse market conditions for contract drilling services; drill-pipe shortages; labor shortages, primarily qualified drilling rig personnel; insurance coverage limitations and requirements; inability to acquire additional drilling rigs on terms favorable to us and the loss of key personnel, particularly Cloyce A. Talbott and A. Glenn Patterson, our Chairman and Chief Executive Officer and our President and Chief Operating Officer, respectively. For a more complete explanation of these various factors and others, see "Cautionary Statement for Purposes of the 'Safe Harbor' Provisions of the Private Securities Litigation Reform Act of 1995" included in our Annual Report on Form 10-K for the year ended December 31, 2000, beginning on page 20.


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

2.2.1 Amendment to Agreement and Plan of Merger, dated May 16, 1996 among Patterson Energy, Inc., Patterson Drilling Company and Tucker Drilling Company, Inc.(3)

2.3 Stock Purchase Agreement, dated January 5, 1998, among Patterson Energy, Inc., Spencer D. Armour, III and Richard G. Price.(16)

2.4 Stock Purchase Agreement, dated September 17, 1998, among Lone Star Mud, Inc. and Mark Campbell (shareholder of Tejas Drilling Fluids, Inc.).(4)

2.5 Asset Purchase Agreement dated as of September 30, 2000 between Ambar Drilling Fluids LP, LLLP and Ambar, Inc.(5)

2.6 Agreement and Plan of Merger dated as of January 5, 2001 among Patterson Energy, Inc., Patterson Drilling Company LP, LLP and Jones Drilling Corporation.(6)

2.7 Asset Purchase Agreement, dated as of January 5, 2001 among Patterson Energy, Inc., Patterson Drilling Company LP, LLP and L.E. Jones Drilling Company.(6)

2.8 Agreement and Plan of Merger, dated February 4, 2001, by and between UTI Energy Corp. and Patterson Energy, Inc. Disclosure schedules for each of the parties to the merger agreement setting forth exceptions of other information relating to their respective representations and warrants in the agreement have not been filed with this exhibit. They will, however, be made available supplementally by the SEC upon request.(7)

3.1      Restated Certificate of Incorporation.(8)

3.1.1    Certificate of Amendment to the Certificate of Incorporation.(9)

3.2      Bylaws.(1)

3.3 Rights Agreement dated January 2, 1997, between Patterson Energy, Inc. and Continental Stock Transfer & Trust Company.(16)

4.1 Excerpt from Restated Certificate of Incorporation of Patterson Energy, Inc. regarding authorized Common Stock and Preferred Stock.(10)

10.1 Loan and Security Agreement dated December 21, 1999 among Patterson Drilling Company and Transamerica Equipment Financial Services Corporation.(18)

10.1.1 Promissory Note dated December 21, 1999 between Patterson Drilling Company and Transamerica Equipment Financial Services Corporation.(18)

10.1.2   Corporate guarantees of Lone Star Mud, Inc. and Patterson Energy,
         Inc.(18)

10.2 Aircraft Lease, dated December 20, 2000, (effective January 1, 2001) between Talbott Aviation, Inc. and Patterson Energy, Inc.(19)

10.3 Participation Agreement, dated October 19, 1994, between Patterson Petroleum Trading Company, Inc. and BHT Marketing, Inc.(11)

10.3.1 Participation Agreement dated October 24, 1995, between Patterson Petroleum Trading Company, Inc. and BHT Marketing, Inc.(12)

10.4 Crude Oil Purchase Contract, dated October 19, 1994, between Patterson Petroleum, Inc. and BHT Marketing, Inc.(11)

10.4.1 Crude Oil Purchase Contract, dated October 24, 1995, between Patterson Petroleum, Inc. and BHT Marketing, Inc.(12)

10.5     Patterson Energy, Inc. 1993 Stock Incentive Plan, as amended.(13)

10.6 Patterson Energy, Inc. Non-Employee Directors' Stock Option Plan, as amended.(14)

10.7     Model Form Operating Agreement.(15)

10.8     Form of Drilling Bid Proposal and Footage Drilling Contract.(15)

10.9     Form of Turnkey Drilling Agreement.(15)

15.1     Awareness Letter of Independent Accountants - PricewaterhouseCoopers
         LLP

21.1     Subsidiaries of the registrant.(19)

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

(5) Incorporated by reference to Item 7, "Financial Statements and Exhibits", to Form 8-K dated October 3, 2000 and filed on November 6, 2000.

(6) Incorporated by reference to Item 16, "Exhibits" to Registration Statement on Form S-3 filed with the Securities Exchange Commission on January 8, 2001.

(7) Incorporated herein by reference to Item 7, "Financial Statements and Exhibits" to Form 8-K dated February 4, 2001 and filed February 16, 2001.

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

(11) Incorporated herein by reference to Item 27, "Exhibits" to Post Effective Amendment No. 1 to Registration Statement on Form SB-2 (File No. 33-68058-FW); filed on June 21, 1995.

(12) Incorporated by reference to Item 13, "Exhibits and Reports on Form 8-K" to Form 10-KSB for the year ended December 31, 1995.

(13) Incorporated herein by reference to Item 8, "Exhibits" to Registration Statement on Form S-8 (File No. 333-47917); filed March 13, 1998.

(14) Incorporated herein by reference to Item 8, "Exhibits" to Registration Statement on Form S-8 (File No. 33-39471); filed November 4, 1997.

(15) Incorporated by reference to Item 27, "Exhibits" to Registration Statement on Form SB-2 (File No. 33-68058-FW); filed on August 30, 1993.

(16) Incorporated by reference to Item 2, "Exhibits" to Registration Statement on Form 8-A filed on January 14, 1997.

(17) Incorporated herein by reference to Item 16, "Exhibits" to Registration Statement on Form S-3 filed January 5, 1998.

(18) Incorporated by reference to Item 14, "Exhibits, Financial Statement Schedules and Reports on Form 8-K" to Form 10-K dated December 31, 1999.

(19) Incorporated herein by reference to Item 14, "Exhibits, Financial Statement Schedules and Reports on Form 8-K" to Form 10-K dated December 31, 2000.


   (b)      REPORTS ON FORM 8-K.

         The following reports on Form 8-k were filed:

         (1) Report dated March 27, 2001 announcing the Company's clearance of the waiting period of Hart-Scott-Rodino Antitrust Improvements Act of 1976, related to its merger with UTI Energy Corp., filed March 27, 2001.

         (2) Report dated February 4, 2001 announcing the Company's Agreement and Plan of Merger with UTI Energy, Inc. filed February 16, 2001.

         (3) Report dated February 5, 2001 announcing the approval of the Company's Agreement and Plan of Merger with UTI Energy, Inc. by the Boards of Directors of both companies filed February 6, 2001.

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

                                      PATTERSON ENERGY, INC.

                                      By:      /s/  Cloyce A. Talbott
                                         ------------------------------------
                                             Cloyce A. Talbott
                                             Chairman of the Board and
                                             Chief Executive Officer

                                      By:      /s/  Jonathan D. Nelson
                                          -----------------------------------
                                             Jonathan D. (Jody) Nelson
                                             Vice President-Finance
                                             Chief Financial Officer

DATED:   May 7, 2001

                                  EXHIBIT INDEX


        EXHIBIT
        NUMBER                    DESCRIPTION
        ------                    -----------

         15.1     Awareness Letter of Independent Accountants,
                  PricewaterhouseCoopers LLP