Form 10-Q
period 2001-06-30
PATTERSON UTI ENERGY INC
filed 2001-08-01
CIK 889900

--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X]      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 2001

                                       OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ____________ to ____________

                         Commission file number 0-22664

                           PATTERSON-UTI ENERGY, INC.
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

                             Patterson Energy, Inc.
              (Former name, former address and former fiscal year,
                         if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes [X] No [ ]

As of July 23, 2001 the issuer had 76,242,316 outstanding shares of common stock, $0.01 par value, its only class of voting stock.

--------------------------------------------------------------------------------

                   PATTERSON-UTI ENERGY, INC. AND SUBSIDIARIES

                                      INDEX

                                                                                            PAGE

Part I - Financial Information

    Item 1.   Financial Statements

              Unaudited condensed consolidated balance sheets............................    3

              Unaudited condensed consolidated statements of income......................    4

              Unaudited condensed consolidated statement of stockholders' equity.........    5

              Unaudited condensed consolidated statements of cash flows..................    6

              Notes to unaudited condensed consolidated financial statements.............    7

    Item 2.   Management's Discussion and Analysis of Financial Condition and
              Results of Operations......................................................   13

    Item 3.   Quantitative and Qualitative Disclosures About Market Risk.................   16

Cautionary Statement for Purposes of the "Safe Harbor" Provisions of the Private
    Securities Litigation Reform Act of 1995.............................................   17

Part II - Other Information

    Item 4.   Submission of Matters to a Vote of Security Holders........................   18

    Item 6.   Exhibits and Reports on Form 8-K...........................................   19

Signatures...............................................................................   23

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

         THE FOLLOWING UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS INCLUDE ALL ADJUSTMENTS WHICH IN THE OPINION OF MANAGEMENT ARE NECESSARY IN ORDER TO MAKE SUCH FINANCIAL STATEMENTS NOT MISLEADING.

                   PATTERSON-UTI ENERGY, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                                                                   JUNE 30,   DECEMBER 31,
                                                                                                    2001         2000
                                                                                                  ---------   ------------
                                             ASSETS                                                (IN THOUSANDS, EXCEPT
                                                                                                          SHARE DATA)
Current assets:
    Cash and cash equivalents .................................................................   $  26,015    $  66,916
    Accounts receivable, less allowance for doubtful accounts of $4,041 at June 30,
        2001 and $3,462 at December 31, 2000 ..................................................     195,150      136,894
    Federal income taxes receivable ...........................................................          --        2,447
    Inventory .................................................................................      14,333       12,953
    Deferred income taxes .....................................................................      10,024       11,090
    Other .....................................................................................       5,713        7,442
                                                                                                  ---------    ---------
        Total current assets ..................................................................     251,235      237,742
Property and equipment, at cost, net ..........................................................     546,239      442,559
Intangible assets, net ........................................................................      54,224       56,374
Other .........................................................................................       3,168        3,223
                                                                                                  ---------    ---------
        Total assets ..........................................................................   $ 854,866    $ 739,898
                                                                                                  =========    =========

                            LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Current maturities of notes payable .......................................................   $      --    $   4,477
    Accounts payable:
       Trade ..................................................................................      73,365       69,829
       Other ..................................................................................       5,314       10,119
    Federal income taxes payable ..............................................................      25,273        1,331
    Accrued expenses ..........................................................................      41,600       24,687
                                                                                                  ---------    ---------
        Total current liabilities .............................................................     145,552      110,443
Deferred income taxes, net ....................................................................      93,029       71,899
Other .........................................................................................         602        1,318
Notes payable, net of current maturities ......................................................      20,000       74,939
                                                                                                  ---------    ---------
        Total liabilities .....................................................................     259,183      258,599
                                                                                                  ---------    ---------

Commitments and contingencies .................................................................          --           --

Stockholders' equity:
    Preferred stock par value $.01; authorized 1,000,000 shares, no shares issued .............          --           --
    Common stock, par value $.01; authorized 200,000,000 shares with 77,745,964 and and 76,249,642 issued and 76,239,416 and 74,743,094 outstanding at
         June 30, 2001 and December 31, 2000, respectively ....................................         777          763
    Additional paid-in capital ................................................................     427,136      397,489
    Retained earnings .........................................................................     179,749       94,672
    Accumulated other comprehensive income ....................................................        (324)          30
    Treasury stock, at cost, 1,506,548 shares .................................................     (11,655)     (11,655)
                                                                                                  ---------    ---------
        Total stockholders' equity ............................................................     595,683      481,299
                                                                                                  ---------    ---------
        Total liabilities and stockholders' equity ............................................   $ 854,866    $ 739,898
                                                                                                  =========    =========

--------------------------------------------------------------------------------

    The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                   PATTERSON-UTI ENERGY, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                   (Unaudited)

--------------------------------------------------------------------------------

                                                              THREE MONTHS ENDED         SIX MONTHS ENDED
                                                                    JUNE 30,                 JUNE 30,
                                                            ----------------------    ----------------------
                                                              2001         2000         2001         2000
                                                            ---------    ---------    ---------    ---------
                                                                 (IN THOUSANDS, EXCEPT PER SHARE DATA)
Operating revenues:
    Drilling ............................................   $ 247,173    $ 110,984    $ 453,232    $ 211,937
    Drilling and completion fluids ......................      27,516        5,109       47,186        9,474
    Pressure pumping ....................................       8,750        3,562       16,087        7,742
    Other ...............................................       4,125        3,684        9,645        6,777
                                                            ---------    ---------    ---------    ---------
                                                              287,564      123,339      526,150      235,930
                                                            ---------    ---------    ---------    ---------
Operating costs and expenses:
    Drilling ............................................     137,724       86,219      267,921      168,615
    Drilling and completion fluids ......................      23,210        3,987       39,575        7,534
    Pressure pumping ....................................       4,755        2,549        9,150        5,287
    Depreciation, depletion and amortization ............      19,381       15,101       38,701       29,449
    General and administrative ..........................       8,757        4,963       16,819        9,940
    Merger costs ........................................       5,943           --        5,943           --
    Restructuring and other charges .....................       7,202           --        7,202           --
    Other ...............................................       1,343          743        2,430        1,421
                                                            ---------    ---------    ---------    ---------
                                                              208,315      113,562      387,741      222,246
                                                            ---------    ---------    ---------    ---------
Operating income ........................................      79,249        9,777      138,409       13,684
                                                            ---------    ---------    ---------    ---------
Other income (expense):
    Interest income .....................................         665          258        1,516          516
    Interest expense ....................................      (1,192)      (2,989)      (2,722)      (5,390)
    Other ...............................................          63           81          131           97
                                                            ---------    ---------    ---------    ---------
                                                                 (464)      (2,650)      (1,075)      (4,777)
                                                            ---------    ---------    ---------    ---------
Income before income taxes ..............................      78,785        7,127      137,334        8,907
                                                            ---------    ---------    ---------    ---------
Income tax expense (benefit):
    Current .............................................      21,388          (74)      36,429        1,436
    Deferred ............................................       8,931        2,574       15,828        1,753
                                                            ---------    ---------    ---------    ---------
                                                               30,319        2,500       52,257        3,189
                                                            ---------    ---------    ---------    ---------
Net income ..............................................   $  48,466    $   4,627    $  85,077    $   5,718
                                                            =========    =========    =========    =========
Net income per common share:
    Basic ...............................................   $    0.63    $    0.07    $    1.12    $    0.08
                                                            =========    =========    =========    =========
    Diluted .............................................   $    0.61    $    0.06    $    1.07    $    0.08
                                                            =========    =========    =========    =========

Weighted average number of common shares
    outstanding:
    Basic ...............................................      76,350       69,898       76,123       69,754
                                                            =========    =========    =========    =========
    Diluted .............................................      79,152       73,147       79,158       73,487
                                                            =========    =========    =========    =========

--------------------------------------------------------------------------------

    The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                   PATTERSON-UTI ENERGY, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                   (Unaudited)
                                 (in thousands)

--------------------------------------------------------------------------------

                                              Common Stock                                   Accumulated
                                          ---------------------    Additional                   Other
                                           Number                   paid-in     Retained    Comprehensive    Treasury
                                          of Shares    Amount       capital     earnings       Income          Stock        Total
                                          ---------   ---------    ----------   --------    -------------    ---------    ---------

Balance, December 31, 2000 ............      76,250   $     763    $  397,489   $ 94,672    $          30    $ (11,655)   $ 481,299
Issuance of common stock ..............         810           8        21,712         --               --           --       21,720
Exercise of stock options .............         565           5         3,000         --               --           --        3,005
Exercise of warrants ..................         121           1         1,819         --               --           --        1,820
Tax benefit related to exercise of
    stock options .....................          --          --         3,116         --               --           --        3,116
Foreign currency translation ..........          --          --            --         --             (354)          --         (354)
Net income ............................          --          --            --     85,077               --           --       85,077
                                          ---------   ---------    ----------   --------    -------------    ---------    ---------
Balance, June 30, 2001 ................      77,746   $     777    $  427,136   $179,749    $        (324)   $ (11,655)   $ 595,683
                                          =========   =========    ==========   ========    =============    =========    =========

--------------------------------------------------------------------------------

    The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                   PATTERSON-UTI ENERGY, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)

--------------------------------------------------------------------------------

                                                                                                SIX MONTHS ENDED
                                                                                                    JUNE 30,
                                                                                              ----------------------
                                                                                                2001         2000
                                                                                              ---------    ---------
Cash flows from operating activities:
     Net income ...........................................................................   $  85,077    $   5,718
     Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation, depletion and amortization .............................................      38,701       29,449
     Net (gain) loss on sale of assets ....................................................         905         (346)
     Amortization of debt discount ........................................................          --          238
     Abandonments .........................................................................         411           --
     Deferred income tax expense ..........................................................      16,626        1,753
           Change in operating assets and liabilities:
                  Increase in trade accounts receivable ...................................     (52,395)     (16,624)
                  (Increase) decrease in inventory ........................................      (1,380)         301
                  Decrease in accrued federal income taxes receivable .....................       2,447           --
                  Decrease in other current assets ........................................       2,597            1
                  Increase (decrease) in trade accounts payable ...........................      (3,268)       7,570
                  Increase in accrued expenses ............................................      18,404        2,697
                  Increase in federal income taxes payable ................................      23,942          120
                  Increase (decrease) in other liabilities ................................        (715)         186
                  Increase (decrease) in other current payables ...........................      (4,805)         836
                                                                                              ---------    ---------
                      Net cash provided by operating activities ...........................     126,547       31,899
                                                                                              ---------    ---------
Cash flows from investing activities:
     Acquisitions .........................................................................     (27,045)     (35,232)
     Purchases of property and equipment ..................................................     (86,429)     (35,476)
     Proceeds from sales of property and equipment ........................................         816          773
     Change in other assets ...............................................................        (143)        (320)
                                                                                              ---------    ---------
                      Net cash used in investing activities ...............................    (112,801)     (70,255)
                                                                                              ---------    ---------
Cash flows from financing activities:
     Purchase of treasury stock ...........................................................          --       (1,650)
     Proceeds from notes payable ..........................................................       9,760       34,225
     Payments of notes payable ............................................................     (69,177)      (1,750)
     Proceeds from exercise of stock options and warrants .................................       4,825        2,888
                                                                                              ---------    ---------
                      Net cash provided by (used in) financing activities .................     (54,592)      33,713
                                                                                              ---------    ---------
                      Net decrease in cash and cash equivalents ...........................     (40,846)      (4,643)
                      Foreign currency translation adjustment .............................         (55)        (227)
Cash and cash equivalents at beginning of period ..........................................      66,916       16,339
                                                                                              ---------    ---------
Cash and cash equivalents at end of period ................................................   $  26,015    $  11,469
                                                                                              =========    =========
Supplemental disclosure of cash flow information:
     Net cash paid during the period for:
           Interest .......................................................................   $   3,247    $   3,149
           Income taxes ...................................................................   $   7,150    $      69

--------------------------------------------------------------------------------

        On January 5, 2001, the Company issued 810,070 shares of its common stock valued at $26.8125 per share and paid approximately $11.3 million cash as consideration for Jones Drilling Corporation and certain assets of three other entities affiliated with Jones Drilling Corporation.

    The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                   PATTERSON-UTI ENERGY, INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.       BASIS OF CONSOLIDATION AND PRESENTATION

         On May 8, 2001, the merger between Patterson Energy, Inc. and UTI Energy Corp. ("UTI") was consummated by vote of the stockholders of each of the companies. The merger was treated as a reorganization within the meaning of
Section 368(a) of the Internal Revenue Code of 1986, as amended, and was accounted for as a pooling of interests for financial accounting purposes. Accordingly, historical financial statements as presented herein, have been restated to provide for the retroactive effect of the merger. As a part of the merger, the name of Patterson Energy, Inc. was changed to "Patterson-UTI Energy, Inc." (see Note 2).

         The consolidated financial statements include the accounts of Patterson-UTI Energy, Inc. ("Patterson-UTI") and its wholly-owned subsidiaries, (collectively referred to herein as "Patterson-UTI" or the "Company"). All significant intercompany accounts and transactions have been eliminated.

         The interim condensed consolidated financial statements have been prepared by management of the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations, although the Company believes the disclosures included herein are adequate to make the information presented not misleading. In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for presentation of the information have been included. The unaudited condensed consolidated balance sheet as of December 31, 2000, as presented herein, was derived from the audited balance sheets of the Company and UTI, but does not include all disclosures required by generally accepted accounting principles.

         The U.S. dollar is the functional currency for all of the Company's operations except for its Canadian operations which uses the Canadian dollar as functional currency. The effects of exchange rate changes are reflected as a separate component of stockholders' equity.

         The Company provides a dual presentation of its earnings per share; Basic Earnings per Share ("Basic EPS") and Diluted Earnings per Share ("Diluted EPS"). Basic EPS is based on the weighted average number of shares outstanding during the periods presented. Diluted EPS includes common stock equivalents, which are dilutive to earnings per share. For the three and six-month periods ended June 30, 2001, the dilutive securities, consisting of certain stock options and warrants, were approximately 2.8 million and 3.0 million, respectively, compared to dilutive securities of approximately 3.2 million and
3.7 million for the three and six month periods ended June 30, 2000, respectively.

         The results of operations for the three and six months ended June 30, 2001, are not necessarily indicative of the results to be expected for the full year.

         Certain reclassifications have been made to the 2000 consolidated financial statements in order for them to conform with the 2001 presentation.

                   PATTERSON-UTI ENERGY, INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-
                                   CONTINUED

2.       RECENT ACQUISITIONS AND UTI MERGER

Acquisitions

        On January 5, 2001, the Company consummated the transactions contemplated by certain agreements among the Company and Jones Drilling Corporation, Henderson Welding, Inc., L.E.J. Truck and Crane, Inc., and L.E. Jones Drilling Company (collectively the "Jones Entities"). The acquired assets consisted of 21 drilling rigs (of which 14 were marketable when acquired) and related equipment and approximately $2.3 million of net working capital. The net purchase price of $33.2 million consisted of 810,070 shares of the Company's common stock valued at $26.8125 per share and $11.3 million cash plus approximately $240,000 in transaction costs. The pro forma results of combining the consolidated results of operations as if the Jones Entities had been acquired on January 1, 2000, are considered immaterial and have no effect on earnings per share.

        In January 2001, the Company acquired six drilling rigs, through three separate transactions, for approximately $15.7 million in cash.

        The above acquisitions were accounted for as purchases and the related results of operations and cash flows have been included in the condensed consolidated financial statements since the respective dates of acquisition. No goodwill was recorded in connection with these acquisitions.

UTI Merger

        On February 4, 2001, Patterson Energy, Inc. entered into an Agreement and Plan of Merger with UTI providing for the merger of the two entities, with Patterson Energy, Inc. as the surviving company. On May 8, 2001, the stockholders of each company approved the merger. Each outstanding share of UTI common stock was converted into one share of Patterson-UTI common stock and each option or warrant then outstanding representing the right to receive UTI common stock was converted into the right to purchase Patterson-UTI common stock on an equivalent basis. A total of 37,782,135 shares of Patterson-UTI common stock was issued pursuant to the merger and an additional 3,621,079 shares were reserved for issuance under the then outstanding UTI stock options. Additionally the stockholders of Patterson-UTI approved an increase in the Company's authorized shares of common stock from 50 million to 200 million and a name change to "Patterson-UTI Energy, Inc." following consummation of the merger.

         The Company incurred $13.1 million in expenses related to the merger. Such expenses consisted of $5.9 million in merger costs which were primarily related to professional fees paid to investment banking firms, attorneys, accountants, and commercial printers for their professional services rendered and $7.2 million in restructuring costs and other related charges incurred as a result of the following:

         o        severance costs and related expenses of $2.8 million,

         o        closing of duplicate operational facilities of $1.6 million,

         o costs of $1.0 million incurred for repaying the Company's credit facility (see Note 6),

         o fees and expenses related to the transfer of licenses and leaseholds, and in some instances the impairment of such leaseholds, the combination or cancellation of various service contracts and the renegotiation of certain insurance policies of $1.8 million.

         The merger was treated as a reorganization within the meaning of
Section 368(a) of the Internal Revenue Code of 1986, as amended, and was accounted for as a pooling of interests for financial accounting purposes. The consolidated financial statements give retroactive effect to the merger, which includes combining the companies' previous historical consolidated financial statements as of December 31, 2000 and for the three and six-month periods ended June 30, 2000. Certain immaterial adjustments were made in those periods to conform the previous accounting policies of UTI with those of Patterson-UTI.

                   PATTERSON-UTI ENERGY, INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-
                                   CONTINUED

3.       STOCKHOLDERS' EQUITY

         As a part of the merger with UTI, the Company's stockholders approved the merger and an amendment to the Company's Charter increasing the number of authorized shares of the Company's common stock to 200 million (see Note 2).

         On May 7, 2001, warrants to purchase 121,250 shares of UTI's common stock were exercised. The exercise price ranged from $13.25 to $17.50. The $1.8 million in proceeds resulting from the exercise was used as partial payment of notes payable owed to the same parties (see Note 6).

         In January 2001, the Company issued 810,070 shares of its common stock as partial consideration for the acquisition of Jones Drilling Corporation and its related entities (see Note 2). The common stock was recorded at $26.8125 per share, its fair market value on the date of the announcement of the transaction.

4.       OTHER COMPREHENSIVE INCOME (LOSS)

         The following table illustrates the foreign currency translation adjustment for the three and six months ended June 30, 2001 and 2000 (unaudited, in thousands):

                                                THREE MONTHS ENDED      SIX MONTHS ENDED
                                                      JUNE 30,              JUNE 30,
                                                -------------------   --------------------
                                                  2001       2000       2001        2000
                                                --------   --------   --------    --------
Net income ..................................   $ 48,466   $  4,627   $ 85,077    $  5,718
Other comprehensive income (loss):
Foreign currency translation adjustment .....      1,268        249       (354)        249
                                                --------   --------   --------    --------
Comprehensive income ........................   $ 49,734   $  4,876   $ 84,723    $  5,967
                                                ========   ========   ========    ========

5        PRO FORMA FINANCIAL INFORMATION

         The following includes selected unaudited pro forma combined financial information (in thousands) as of June 30, 2000 and for the three and six month periods then ended to give effect to the merger of Patterson-UTI and UTI using the pooling of interests method of accounting at the exchange ratio of one share of Patterson-UTI common stock for each share of UTI common stock.

                                   THREE MONTHS      SIX MONTHS
                                       ENDED           ENDED
                                   JUNE 30, 2000   JUNE 30, 2000
                                   -------------   -------------
Patterson revenues .........       $      67,139   $     125,705
UTI revenues ...............              55,585         109,858
Adjustments ................                 615             367
                                   -------------   -------------
Patterson-UTI revenues .....       $     123,339   $     235,930
                                   =============   =============

Patterson net income .......       $       3,808   $       4,719
UTI net income .............                 745           1,049
Adjustments ................                  74             (50)
                                   -------------   -------------
Patterson-UTI net income....       $       4,627   $       5,718
                                   =============   =============

         The adjustments above were made to conform the accounting methods of Patterson-UTI and UTI to adjust for certain differences between the two companies' relative methods of accounting for the recognition of revenue under turnkey drilling contract arrangements. Patterson-UTI applies the completed contract method to turnkey drilling contracts which requires revenue and costs associated with drilling the well to be deferred until drilling is complete. UTI accounts for its turnkey arrangements using the percentage-of-completion method in which revenue is recognized as costs are incurred relative to the expected total cost of drilling the well.

                   PATTERSON-UTI ENERGY, INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-
                                   CONTINUED

6.       NOTES PAYABLE

         During the quarter ended June 30, 2001, the Company repaid, prior to their scheduled maturities, $69.2 million under its existing credit facilities and other term obligations. The Company incurred expense of $448,000 as a result of prepayment penalties and $587,000 related to deferred financing costs which were unamortized at the time the debt was extinguished.

         On June 29, 2001, the Company increased its existing revolving line of credit with CIT Group/Business Credit, Inc., Foothill Capital Corp., Fleet Capital Corp., and The CIT Group/Equipment Financing, Inc. ("CIT"), to $100.0 million and extended the term of the facility to June 2005. The revolving line of credit carries a floating interest rate of LIBOR plus 1.75% to 2.75% based on Patterson-UTI's twelve month trailing Earnings Before Income Taxes Depreciation and Amortization ("EBITDA"). The facility has no significantly restrictive financial or operational covenants until amounts drawn under the facility exceed $80.0 million. As of June 30, 2001, the Company had $20.0 million outstanding under this revolving line of credit. This CIT line of credit was originally a facility of UTI and became a credit facility of Patterson-UTI as a result of the merger.

7.       CONTINGENCIES

         The Company is involved in several claims arising in the ordinary course of business. Management believes all such claims are covered by insurance or that such matters will not have a material adverse effect on the Company's financial statements.

         The Company is self-insured for employee health insurance claims up to a maximum of $100,000 per employee under medical claims, at which point the Company is fully insured. The Company is self-insured for workers compensation up to a maximum of $500,000 per event for workers compensation claims, at which point the Company is fully insured. Although the Company believes that adequate reserves have been provided for expected liabilities arising from its self-insured obligations, management's estimates of these liabilities may change in the future as circumstances develop.

         The Company's operations are subject to the many hazards inherent in the onshore drilling industry, such as blowouts, explosions, sour gas, well fires and spills. These hazards can result in personal injury and loss of life, severe damage to or destruction of property and equipment, pollution or environmental damage and suspension of operations. Although the Company maintains insurance protection as management deems appropriate, such insurance coverage may not provide sufficient funds to protect the Company from all liabilities that could result from its operations. Also, claims will be subject to various retentions and deductibles. While the Company has generally been able to obtain some degree of contractual indemnification from its customers in most of its dayrate drilling contracts, no such indemnification is typically available for footage or turnkey contracts. The indemnity agreements require the customers to hold the Company harmless in the event of loss of production or reservoir damage. This contractual indemnification may not be supported by adequate insurance maintained by the customer.

         The Company's operations routinely involve the handling of various materials, including hazardous materials. The Company may be exposed to liability under numerous state and federal environmental laws, rules and regulations including dealing with hazardous materials. In addition, environmental laws and regulations including The Comprehensive Environmental Response, Compensation and Liability Act (also know as the "Superfund Law"), may impose strict liability whereby the Company could be liable for clean-up costs, even if the situation resulted from previous conduct of the Company that was lawful at the time conducted or from improper conduct of or conditions caused by previous property owners or other persons not associated with the Company. The Company maintains insurance coverage against some environmental liabilities, including pollution caused by sudden and accidental oil spills.

                   PATTERSON-UTI ENERGY, INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-
                                   CONTINUED


7.       CONTINGENCIES - (CONTINUED)

         Management believes it has adequately reserved for these contingencies. Management believes that the outcome of known and potential claims will not have a material adverse effect on the Company's operations.

8.       BUSINESS SEGMENTS

         The Company primarily conducts its business through three distinct operating activities: contract drilling of oil and natural gas wells and provision of pressure pumping services and drilling and completion fluid services to operators in the oil and natural gas industry. Separate financial data for each of the Company's three business segments is provided below.

--------------------------------------------------------------------------------

                                                            THREE MONTHS ENDED        SIX MONTHS ENDED
                                                                JUNE 30,                  JUNE 30,
                                                         -----------------------   ----------------------
                                                                          (IN THOUSANDS)
                                                           2001         2000         2001         2000
                                                         ---------    ---------    ---------    ---------
Revenues:
    Drilling .........................................   $ 247,173    $ 110,984    $ 453,232    $ 211,937
    Drilling and completion fluids ...................      27,516        5,109       47,186        9,474
    Pressure pumping .................................       8,750        3,562       16,087        7,742
    Other ............................................       4,125        3,684        9,645        6,777
                                                         ---------    ---------    ---------    ---------
Total operating revenues .............................   $ 287,564    $ 123,339    $ 526,150    $ 235,930
                                                         =========    =========    =========    =========
Income from operations:
    Drilling .........................................   $  87,508    $   9,887    $ 144,240    $  14,266
    Drilling and completion fluids ...................       1,271          (32)       2,106         (318)
    Pressure pumping .................................       2,646          (94)       4,283           86
    Other ............................................         969           16          925         (350)
    Merger costs and other restructuring charges .....     (13,145)          --      (13,145)          --
                                                         ---------    ---------    ---------    ---------
                                                            79,249        9,777      138,409       13,684
Interest income ......................................         665          258        1,516          516
Interest expense .....................................      (1,192)      (2,989)      (2,722)      (5,390)
Other ................................................          63           81          131           97
                                                         ---------    ---------    ---------    ---------
Income before income taxes ...........................   $  78,785    $   7,127    $ 137,334    $   8,907
                                                         =========    =========    =========    =========

9.       RECENTLY ISSUED ACCOUNTING STANDARDS

         The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, "Business Combinations," ("SFAS No. 141") in June 2001. SFAS No. 141 addresses financial accounting and reporting for business combinations and supersedes APB Opinion No. 16, "Business Combinations," and Financial Accounting Standards Board Statement No. 38, "Accounting for Preacquisition Contingencies of Purchased Enterprises." SFAS No. 141 is effective for all business combinations initiated after June 30, 2001 and provides that such combinations are to be accounted for using one method, the purchase method. The Company has adopted SFAS No. 141 as of June 30, 2001.

         The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," ("SFAS No. 142") in June 2001. SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17,

                   PATTERSON-UTI ENERGY, INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-
                                   CONTINUED

9.       RECENTLY ISSUED ACCOUNTING STANDARDS - (CONTINUED)

"Intangible Assets." SFAS No. 142 applies to all fiscal years beginning after December 15, 2001. The provisions of SFAS No. 142 are not expected to have a material impact on the Company's consolidated financial statements.

         The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations," ("SFAS No. 143") in July 2001. SFAS No. 143 addresses financial accounting requirements for retirement obligations associated with tangible long-lived assets. SFAS No. 143 is effective beginning June 15, 2002. The provisions of SFAS No. 143 are not expected to have a material impact on the Company's consolidated financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        THE FOLLOWING SUMMARY OF LIQUIDITY AND CAPITAL RESOURCES AND RESULTS OF OPERATIONS IS BASED ON CONSOLIDATED FINANCIAL INFORMATION THAT HAS BEEN RESTATED TO REFLECT THE MERGER OF UTI INTO PATTERSON-UTI ON MAY 8, 2001, UNDER THE POOLING OF INTERESTS METHOD OF ACCOUNTING.

LIQUIDITY AND CAPITAL RESOURCES

    As of June 30, 2001, we had working capital of approximately $105.7 million including cash and cash equivalents of $26.0 million as compared to working capital of $127.3 million including cash and cash equivalents of $66.9 million at December 31, 2000. For the six months ended June 30, 2001, our various sources and uses of cash flow were:

    Sources:

        o $126.5 million derived from operations primarily attributable to the following factors:

            o Net income of $85.1 million which was largely attributable to an:

            o Increase in average dayrates from $8,912 per day in the fourth quarter of 2000 to $10,956 per day in the second quarter of 2001 and resulting increase in average cash margin from $3,131 per day in the fourth quarter of 2000 to $4,851 per day in the second quarter of 2001,

            o Improvement in utilization rates as indicated in "Results of Operations" on page 14, and

            o Increase in average operating rigs from 209 at December 31, 2000 to 244 at June 30, 2001, primarily due to the addition of 27 drilling rigs in January of 2001 with the purchase of Jones Drilling Corporation and three other transactions.

        o   $4.8 million from the exercise of stock options and warrants,

        o   $816,000 from the sale of certain property and equipment and

        o $9.8 million in loan proceeds from the Company's revolving line of credit.

    Uses:

        o $11.3 million as partial consideration in the acquisition of Jones Drilling Corporation and its related entities and $15.7 million for six drilling rigs from other non-affiliated entities,

        o   $69.2 million in payments on debt and

        o $86.4 million for capital expenditures for the betterment and refurbishment of both the marketable and non-marketable drilling rigs, as well as the acquisition and procurement of drilling equipment, to fund leasehold acquisition, exploration and development of oil and natural gas properties and to fund capital expenditures for our drilling and completion fluids segment.

    On January 5, 2001, the Company consummated the transactions contemplated by certain agreements among the Company and Jones Drilling Corporation, Henderson Welding, Inc., L.E.J. Truck and Crane, Inc., and L.E. Jones Drilling Company. The acquired assets consisted of 21 drilling rigs (of which 14 were marketable when acquired) and related equipment and approximately $2.3 million of net working capital.

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

RESULTS OF OPERATIONS

The following tables summarize operations of the Company for the three months ended June 30, 2001 and 2000:

--------------------------------------------------------------------------------

                                                 THREE MONTHS ENDED JUNE 30,
                                              ---------------------------------
CONTRACT DRILLING                               2001        2000       % CHANGE
-----------------                             --------    --------     --------
                                                     (DOLLARS IN 000'S)
Revenues ..................................   $247,173    $110,984       122.7%
Drilling cost .............................    137,724      86,219        59.7%
General and administrative expense ........      1,859       1,631        14.0%
Corporate overhead and other ..............      2,270         451       403.3%
Depreciation and amortization .............     17,812      12,796        39.2%
Operating income ..........................     87,508       9,887       785.1%
Rig utilization rate ......................         82%         63%       30.2%
Average # of rigs owned ...................        302         259        16.6%
Operating days ............................     22,560      14,774        52.7%
Average revenue per operating day .........   $  10.95    $   7.51        45.8%
Average drilling cost per operating day ...       6.10        5.83         4.6%

--------------------------------------------------------------------------------

         The significant increases shown are reflective of increased productivity in the contract drilling industry as evidenced by:

            o increase in average rig utilization and in the number of operating days and

            o the addition of an average 43 drilling rigs from the second quarter of 2000 to that of 2001.

--------------------------------------------------------------------------------

                                                  THREE MONTHS ENDED JUNE 30,
                                               --------------------------------
DRILLING AND COMPLETION FLUIDS                   2001       2000       % CHANGE
------------------------------                 --------   --------     --------
                                                      (DOLLARS IN 000'S)
Revenues ...................................   $ 27,516   $  5,109       438.6%
Drilling and completion fluids cost ........     23,210      3,987       482.1%
General and administrative expense .........      2,128        811       162.4%
Corporate overhead and other ...............        272         29       837.9%
Depreciation and amortization ..............        635        314       102.2%
Operating income (loss) ....................      1,271        (32)    4,071.9%

--------------------------------------------------------------------------------

         The increases noted were primarily attributable to the addition of the fluids division of Ambar, Inc., during October 2000. Also contributing are improvements in the industry's economic conditions, which are related to improved oil and natural gas prices.

--------------------------------------------------------------------------------

                                                 THREE MONTHS ENDED JUNE 30,
                                               -------------------------------
PRESSURE PUMPING                                 2001       2000      % CHANGE
----------------                               --------   --------    --------
                                                      (DOLLARS IN 000'S)
Revenues ...................................   $  8,750   $  3,562       145.6%
Pressure pumping costs .....................      4,755      2,549        86.5%
General and administrative expense .........        876        708        23.7%
Depreciation ...............................        473        399        18.5%
Operating income (loss) ....................   $  2,646   $    (94)    2,914.9%
Total jobs .................................      1,052        612        71.9%
Average revenue per job ....................   $   8.32   $   5.82        42.9%

--------------------------------------------------------------------------------

        The improvement in the pressure pumping segment's operating results are primarily attributable to improved market conditions as evidenced by the increase in number of jobs and revenue per job.

The following tables summarize operations of the Company for the six months ended June 30, 2001 and 2000:

--------------------------------------------------------------------------------

                                                   SIX MONTHS ENDED JUNE 30,
                                               ---------------------------------
CONTRACT DRILLING                                2001        2000       % CHANGE
-----------------                              --------    --------     --------
                                                      (DOLLARS IN 000'S)
Revenues ...................................   $453,232    $211,937       113.9%
Drilling cost ..............................    267,921     168,615        58.9%
General and administrative expense .........      2,412       3,035       (20.5)%
Corporate overhead and other ...............      4,238         815       420.0%
Depreciation and amortization ..............     34,421      25,206        36.6%
Operating income ...........................    144,240      14,266       911.1%
Rig utilization rate .......................         79%         61%       29.5%
Average # of rigs owned ....................        301         252        19.4%
Operating days .............................     43,313      28,178        53.7%
Average revenue per operating day ..........   $  10.46    $   7.52        39.1%
Average drilling cost per operating day ....       6.18        5.98         3.3%

--------------------------------------------------------------------------------

         The significant increases shown are reflective of increased productivity in the contract drilling industry as evidenced by:

            o increase in average rig utilization and in the number of operating days and

            o the addition of an average 49 drilling rigs from the first six months of 2000 to that of 2001.

--------------------------------------------------------------------------------

                                                   SIX MONTHS ENDED JUNE 30,
                                               ---------------------------------
DRILLING AND COMPLETION FLUIDS                   2001        2000       % CHANGE
------------------------------                 --------    --------     --------
                                                      (DOLLARS IN 000'S)
Revenues ...................................   $ 47,186   $  9,474       398.1%
Drilling and completion fluids cost ........     39,575      7,534       425.3%
General and administrative expense .........      3,842      1,591       141.5%
Corporate overhead and other ...............        442         70       531.4%
Depreciation and amortization ..............      1,221        597       104.5%
Operating income (loss) ....................      2,106       (318)      762.3%

--------------------------------------------------------------------------------

         The increases noted were primarily attributable to the addition of the fluids division of Ambar, Inc., during October 2000. Also contributing are improvements in the industry's economic conditions which are related to increases in oil and natural gas prices as stated below.

--------------------------------------------------------------------------------

                                                    SIX MONTHS ENDED JUNE 30,
                                               ---------------------------------
PRESSURE PUMPING                                 2001        2000       % CHANGE
----------------                               --------    --------     --------
                                                      (DOLLARS IN 000'S)
Revenues ...................................   $ 16,087   $  7,742      107.8%
Pressure pumping costs .....................      9,150      5,287       73.1%
General and administrative expense .........      1,794      1,566       14.6%
Depletion and depreciation .................        860        803        7.1%
Operating income ...........................   $  4,283   $     86    4,880.2%
Total jobs .................................      2,020      1,265       59.7%
Average revenue per job ....................   $   7.96   $   6.12       30.1%

--------------------------------------------------------------------------------

    The improvement in the pressure pumping segment's operating results are primarily attributable to improved market conditions as evidenced by the increase in number of jobs and revenue per job.

VOLATILITY OF OIL AND NATURAL GAS PRICES AND ITS IMPACT ON OPERATIONS

         Our revenue, profitability and future rate of growth are substantially dependent upon prevailing prices for oil and natural gas, with respect to our contract drilling, pressure pumping and drilling and completion fluids segments. Historically, oil and natural gas prices and markets have been volatile. Prices are affected by market supply and demand factors as well as actions of state and local agencies, the United States and foreign governments and international cartels. All of these are beyond our control. Any significant or extended decline in oil and/or natural gas prices would have a material adverse effect on our financial condition and results of operations. Low level commodity prices beginning in the fourth quarter of 1997 and continuing into mid-1999 adversely impacted our operations. Although there has been significant improvement in oil and natural gas prices since mid-1999, we expect oil and natural gas prices to continue to be volatile and therefore to affect our financial condition and operations and our ability to access capital sources.

IMPACT OF INFLATION

         We believe that inflation will not have a significant impact on our financial position or operations.

RECENTLY ISSUED ACCOUNTING STANDARDS

         The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, "Business Combinations," ("SFAS No. 141") in June 2001. SFAS No. 141 addresses financial accounting and reporting for business combinations and supersedes APB Opinion No. 16, "Business Combinations," and Financial Accounting Standards Board Statement No. 38, "Accounting for Preacquisition Contingencies of Purchased Enterprises." SFAS No. 141 is effective for all business combinations initiated after June 30, 2001 and provides that such combinations are to be accounted for using one method, the purchase method. The Company has adopted SFAS No. 141 as of June 30, 2001.

         The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," ("SFAS No. 142") in June 2001. SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, "Intangible Assets." SFAS No. 142 applies to all fiscal years beginning after December 15, 2001. The provisions of SFAS No. 142 are not expected to have a material impact on the Company's consolidated financial statements.

         The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations," ("SFAS No. 143") in July 2001. SFAS No. 143 addresses financial accounting requirements for retirement obligations associated with tangible long-lived assets. SFAS No. 143 is effective beginning June 15, 2002. The provisions of SFAS No. 143 are not expected to have a material impact on the Company's consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         We have exposure to market risk associated with the floating rate portion of the interest charged on the $20.0 million outstanding under our credit facility with CIT. The CIT credit facility, which matures on June 29, 2005, bears interest at LIBOR plus 1.75 % to 2.75% based on the Company's twelve month trailing EBITDA. Our exposure to interest rate risk due to changes in LIBOR is not expected to be material. At June 30, 2001, the fair value of the obligation approximates its related carrying value because the obligation bears interest at the current market rate.

                                   ----------

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE
                    SECURITIES LITIGATION REFORM ACT OF 1995

         "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Item 2 of this Report contains forward-looking statements which are made pursuant to the "safe harbor" provisions of The Private Securities Litigation Reform Act of 1995. These statements include, without limitation, statements relating to: liquidity; financing of operations; continued volatility of oil and natural gas prices; source and sufficiency of funds required for immediate capital needs and additional rig acquisitions (if further opportunities arise); and such other matters. The words "believes," "plans," "intends," "expected," "estimates" or "budgeted" and similar expressions identify forward-looking statements. The forward-looking statements are based on certain assumptions and analyses we make in light of our experience and our perception of historical trends, current conditions, expected future developments and other factors we believe are appropriate in the circumstances. We do not undertake to update, revise or correct any of the forward-looking information. Factors that could cause actual results to differ materially from our expectations expressed in the forward-looking statements include, but are not limited to, the following: projected revenues following the merger being lower than expected; intense competition in the contract drilling industry; low oil prices and/or natural gas prices; adverse market conditions for contract drilling services; drill-pipe shortages; labor shortages, primarily qualified drilling rig personnel; insurance coverage limitations and requirements; inability to acquire additional drilling rigs on terms favorable to us and the loss of key personnel, particularly Cloyce A. Talbott and A. Glenn Patterson, our Chief Executive Officer and our President and Chief Operating Officer, respectively. For a more complete explanation of these various factors and others, see "Cautionary Statement for Purposes of the 'Safe Harbor' Provisions of the Private Securities Litigation Reform Act of 1995" included in our Annual Report on Form 10-K for the year ended December 31, 2000, beginning on page 20, and "Risk Factors" included in our joint proxy statement/prospectus dated March 14, 2001, beginning on page 19 included as a part of our registration statement on Form S-4 filed with the SEC on March 7, 2001, in connection with the UTI merger.

                                   ----------

                          PART II - OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company held a special meeting of its stockholders on May 8, 2001. The following table sets forth certain information relating to each of the matters voted upon at the meeting.

                                                                                      WITHHELD/       BROKER
                 MATTERS VOTED UPON                          FOR         AGAINST       ABSTAIN       NON-VOTES
                 ------------------                      ----------     ---------     ---------      ---------

1. Adoption of the Agreement and Plan of Merger,
dated as of February 4, 2001 between the Company
and UTI and approval of the merger of UTI into the
Company contemplated thereby.                            31,186,164        61,473       10,290            0

2. Approval of the Amendment to the Restated
Certificate of Incorporation of the Company to
increase the Company's authorized shares of common
stock from 50,000,000 shares to 200,000,000 shares.      22,129,732     9,108,274       19,921            0

3. Approval of the Amendment to the Restated
Certificate of Incorporation of the Company to
change the Company's corporate name to
"Patterson-UTI Energy, Inc."                             31,035,483       203,415       19,029            0

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

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

2.2.1 Amendment to Agreement and Plan of Merger, dated May 16, 1996 among Patterson Energy, Inc., Patterson Drilling Company and Tucker Drilling Company, Inc. (3)

2.3 Asset Purchase Agreement dated as of September 30, 2000 between Ambar Drilling Fluids LP, LLLP and Ambar, Inc. (4)

2.4 Agreement and Plan of Merger dated as of January 5, 2001 among Patterson Energy, Inc., Patterson Drilling Company LP, LLLP and Jones Drilling Corporation. (5)

2.5 Asset Purchase Agreement, dated as of January 5, 2001 among Patterson Energy, Inc., Patterson Drilling Company LP, LLLP and L.E. Jones Drilling Company. (5)

2.6 Agreement and Plan of Merger, dated February 4, 2001, by and between UTI Energy Corp. and Patterson Energy, Inc. (6)

3.1      Restated Certificate of Incorporation. (7)

3.2      Bylaws. (1)

3.3 Rights Agreement dated January 2, 1997, between Patterson Energy, Inc. and Continental Stock Transfer & Trust Company. (8)

4.1 Excerpt from Restated Certificate of Incorporation of Patterson-UTI Energy, Inc. regarding authorized Common Stock and Preferred Stock.

10.1     Loan and Security Agreement, dated November 22, 1999.

10.1.1   First Amendment to Loan and Security Agreement, dated May 2, 2000.

10.1.2   Second Amendment to Loan and Security Agreement, dated May 18, 2000.

10.1.3   Third Amendment to Loan and Security Agreement, dated October 18, 2000.

10.1.4   Fourth Amendment to Loan and Security Agreement, dated May 8, 2001.

10.1.5   Fifth Amendment to Loan and Security Agreement, dated June 29, 2001.

10.1.6   Revolving Loan Promissory Note, dated June 29, 2001.

10.1.7   Guaranty Agreement, dated June 29, 2001.

10.1.8   Pledge Agreement, dated June 29, 2001.

10.2 Aircraft Lease, dated December 20, 2000, (effective January 1, 2001) between Talbott Aviation, Inc. and Patterson Energy, Inc. (9)

10.3     Patterson-UTI Energy, Inc. 1993 Stock Incentive Plan, as amended. (10)

10.4 Patterson-UTI Energy, Inc. Non-Employee Directors' Stock Option Plan, as amended. (11)

10.5 Patterson-UTI Energy, Inc. Amended and Restated 1997 Long-Term Incentive Plan. (12)

10.6 Amended and Restated Non-Employee Director Stock Option Plan of Patterson-UTI Energy, Inc. (13)

10.7 Amended and Restated Patterson-UTI Energy, Inc. 1996 Employee Stock Option Plan. (13)

10.8     1997 Stock Option Plan of DSI Industries, Inc. (12)

10.9     Model Form Operating Agreement. (14)

10.10    Form of Drilling Bid Proposal and Footage Drilling Contract. (14)

10.11    Form of Turnkey Drilling Agreement. (14)

----------

(1) Incorporated herein by reference to Item 27, "Exhibits" to Amendment No. 2 to Registration Statement on Form SB-2 (File No. 33-68058-FW) filed on October 28, 1993.

(2) Incorporated by reference to Item 7, "Financial Statements and Exhibits" to Form 8-K dated April 22, 1996 and filed on April 30, 1996.

(3) Incorporated by reference to Item 7, "Financial Statements and Exhibits" to Form 8-K dated May 16, 1996 and filed on May 22, 1996.

(4) Incorporated by reference to Item 7, "Financial Statements and Exhibits" to Form 8-K dated October 3, 2000 and filed on November 6, 2000.

(5) Incorporated by reference to Item 16, "Exhibits" to Registration Statement on Form S-3 filed on January 8, 2001.

(6) Incorporated herein by reference to Joint Proxy Statement/Prospectus filed on March 14, 2001.

(7) Incorporated herein by reference to Item 7, "Financial Statements and Exhibits" to Form 8-K dated and filed on May 8, 2001.

(8) Incorporated by reference to Item 2, "Exhibits" to Registration Statement on For 8-A filed on January 14, 1997.

(9) Incorporated herein by reference to Item 14, "Exhibits, Financial Statement Schedules and Reports on Form 8-K" to Form 10-K dated December 31, 2000.

(10) Incorporated herein by reference to Item 8, "Exhibits" to Registration Statement on Form S-8 (File No. 333-47917) filed on March 13, 1998.

(11) Incorporated herein by reference to Item 8, "Exhibits" to Registration Statement on Form S-8 (File No. 33-39471) filed on November 4, 1997.

(12) Incorporated herein by reference to Item 8, "Exhibits" to Post-Effective Amendment No. 1 to Registration Statement on Form S-8 (file No. 333-60470) filed on July 25, 2001.

(13) Incorporated herein by reference to Item 8, "Exhibits" to Post-Effective Amendment No.1 to Registration Statement on Form S-8 (file No. 333-60466) filed on July 25, 2001.

(14) Incorporated by reference to Item 27, "Exhibits" to Registration Statement on Form SB-2 (File No. 33-68058-FW) filed on August 30, 1993.

(b)      REPORTS ON FORM 8-K.

     The following reports on Form 8-k were filed:

     (1) Report dated May 8, 2001 announcing the completion of the merger between Patterson Energy, Inc. and UTI Energy Corp., filed May 8, 2001.

     (2) Report dated April 19, 2001 announcing the Company's first quarter 2001 results from operations, filed April 23, 2001.

     (3) Report dated May 8, 2001 announcing the unaudited Pro Forma Financial Statements of Patterson-UTI Energy, Inc. filed July 23, 2001.

         SIGNATURE

    In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        PATTERSON ENERGY, INC.

                                        By:   /s/ Cloyce A. Talbott
                                            -----------------------------------
                                            Cloyce A. Talbott
                                            Chief Executive Officer

                                        By:   /s/ Jonathan D. Nelson
                                            -----------------------------------
                                            Jonathan D. Nelson
                                            Vice President-Finance
                                            Chief Financial Officer

DATED: August 1, 2001

                                  EXHIBIT INDEX

EXHIBIT
NUMBER          DESCRIPTION
-------         -----------

4.1             Excerpt from Restated Certificate of Incorporation of
                Patterson-UTI Energy, Inc. regarding authorized common stock and preferred stock.

10.1            Loan and Security Agreement, dated November 22, 1999.

10.1.1          First Amendment to Loan and Security Agreement, dated May 2,
                2000.

10.1.2          Second Amendment to Loan and Security Agreement, dated May 18,
                2000.

10.1.3          Third Amendment to Loan and Security Agreement, dated October
                18, 2000.

10.1.4          Fourth Amendment to Loan and Security Agreement, dated May 8,
                2001.

10.1.5          Fifth Amendment to Laon and Security Agreement, dated June 29,
                2001.

10.1.6          Revolving Loan Promissory Note, dated June 29, 2001.

10.1.7          Guaranty Agreement, dated June 29, 2001.

10.1.8          Pledge Agreement, dated June 29, 2001.