Form 10-Q
period 2001-09-30
PATTERSON UTI ENERGY INC
filed 2001-10-31
CIK 889900

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 2001

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

                                 Yes [x] No [ ]

As of October 29, 2001 the issuer had 76,359,329 outstanding shares of common stock, $0.01 par value, its only class of voting stock.

================================================================================

                   PATTERSON-UTI ENERGY, INC. AND SUBSIDIARIES

                                      INDEX

                                                                                                    PAGE
Part I - Financial Information

      Item 1.     Financial Statements

                      Unaudited condensed consolidated balance sheets............................    3

                      Unaudited condensed consolidated statements of income......................    4

                      Unaudited condensed consolidated statement of stockholders' equity.........    5

                      Unaudited condensed consolidated statements of cash flows..................    6

                      Notes to unaudited condensed consolidated financial statements.............    7

      Item 2.     Management's Discussion and Analysis of Financial Condition and
                      Results of Operations......................................................    13

      Item 3.     Quantitative and Qualitative Disclosures About Market Risk.....................    16

Cautionary Statement for Purposes of the "Safe Harbor" Provisions of the Private
      Securities Litigation Reform Act of 1995...................................................    17

Part II - Other Information

      Item 5.     Other Information..............................................................    18

      Item 6.     Exhibits and Reports on Form 8-K...............................................    19

Signatures.......................................................................................    23

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

          THE FOLLOWING UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS INCLUDE ALL ADJUSTMENTS WHICH IN THE OPINION OF MANAGEMENT ARE NECESSARY IN ORDER TO MAKE SUCH FINANCIAL STATEMENTS NOT MISLEADING.

                   PATTERSON-UTI ENERGY, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                                                          SEPTEMBER 30,     DECEMBER 31,
                                                                                             2001              2000
                                                                                         --------------    --------------
                                        ASSETS                                           (IN THOUSANDS, EXCEPT SHARE DATA)
Current assets:
    Cash and cash equivalents ........................................................   $       30,519    $       66,916
    Accounts receivable, net of allowance for doubtful accounts of $4,121 at
        September 30, 2001 and $3,462 at December 31, 2000 ...........................          220,074           136,894
    Federal and state income taxes receivable ........................................               --             1,116
    Inventory ........................................................................           14,617            12,953
    Deferred income taxes ............................................................            9,851            11,090
    Other ............................................................................            4,722             7,442
                                                                                         --------------    --------------
        Total current assets .........................................................          279,783           236,411
Property and equipment, at cost, net .................................................          569,814           442,559
Intangible assets, net ...............................................................           52,921            56,374
Other ................................................................................            3,762             3,223
                                                                                         --------------    --------------
        Total assets .................................................................   $      906,280    $      738,567
                                                                                         ==============    ==============

                          LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Current maturities of notes payable ..............................................   $           --    $        4,477
    Accounts payable:
       Trade .........................................................................           53,332            69,829
       Other .........................................................................            4,684            10,119
    Federal and state income taxes payable ...........................................           50,759                --
    Accrued expenses .................................................................           47,685            24,687
                                                                                         --------------    --------------
        Total current liabilities ....................................................          156,460           109,112
Deferred income taxes ................................................................           94,577            71,899
Other ................................................................................              474             1,318
Notes payable, net of current maturities .............................................               --            74,939
                                                                                         --------------    --------------
        Total liabilities ............................................................          251,511           257,268
                                                                                         --------------    --------------

Commitments and contingencies ........................................................               --                --

Stockholders' equity:
    Preferred stock par value $.01; authorized 1,000,000 shares, no shares issued ....               --                --
    Common stock, par value $.01; authorized 200,000,000 shares with 77,808,544 and 76,249,642 issued and 76,301,996 and 74,743,094 outstanding at
         September 30, 2001 and December 31, 2000, respectively ......................              778               763
    Additional paid-in capital .......................................................          427,467           397,489
    Retained earnings ................................................................          240,131            94,672
    Accumulated other comprehensive income ...........................................           (1,952)               30
    Treasury stock, at cost, 1,506,548 shares ........................................          (11,655)          (11,655)
                                                                                         --------------    --------------
        Total stockholders' equity ...................................................          654,769           481,299
                                                                                         --------------    --------------
        Total liabilities and stockholders' equity ...................................   $      906,280    $      738,567
                                                                                         ==============    ==============



    The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                   PATTERSON-UTI ENERGY, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                   (Unaudited)

                                                          THREE MONTHS ENDED               NINE MONTHS ENDED
                                                             SEPTEMBER 30,                    SEPTEMBER 30,
                                                     ------------------------------    ------------------------------
                                                          2001             2000            2001              2000
                                                     -------------    -------------    -------------    -------------
                                                                    (IN THOUSANDS, EXCEPT PER SHARE DATA)
Operating revenues:
    Drilling .....................................   $     248,942    $     133,824    $     702,174    $     345,761
    Drilling and completion fluids ...............          24,369            4,912           71,555           14,386
    Pressure pumping .............................          12,144            6,160           28,231           13,902
    Other ........................................           3,649            4,252           13,294           11,029
                                                     -------------    -------------    -------------    -------------
                                                           289,104          149,148          815,254          385,078
                                                     -------------    -------------    -------------    -------------
Operating costs and expenses:
    Drilling .....................................         131,573          100,202          399,494          268,817
    Drilling and completion fluids ...............          20,903            3,846           60,478           11,380
    Pressure pumping .............................           6,231            3,717           15,381            9,004
    Depreciation, depletion and amortization .....          23,211           14,744           61,912           44,193
    General and administrative ...................           7,623            5,713           24,442           15,653
    Merger costs .................................              --               --            5,943               --
    Restructuring and other charges ..............              --               --            7,202               --
    Other ........................................             691              930            3,121            2,351
                                                     -------------    -------------    -------------    -------------
                                                           190,232          129,152          577,973          351,398
                                                     -------------    -------------    -------------    -------------
Operating income .................................          98,872           19,996          237,281           33,680
                                                     -------------    -------------    -------------    -------------
Other income (expense):
    Interest income ..............................             267              291            1,783              807
    Interest expense .............................            (365)          (2,959)          (3,087)          (8,349)
    Other ........................................              27             (459)             158             (362)
                                                     -------------    -------------    -------------    -------------
                                                               (71)          (3,127)          (1,146)          (7,904)
                                                     -------------    -------------    -------------    -------------
Income before income taxes .......................          98,801           16,869          236,135           25,776
                                                     -------------    -------------    -------------    -------------
Income tax expense:
    Current ......................................          36,760            6,375           73,189            7,811
    Deferred .....................................           1,659              201           17,487            1,954
                                                     -------------    -------------    -------------    -------------
                                                            38,419            6,576           90,676            9,765
                                                     -------------    -------------    -------------    -------------
Net income .......................................   $      60,382    $      10,293    $     145,459    $      16,011
                                                     =============    =============    =============    =============
Net income per common share:
    Basic ........................................   $        0.79    $        0.14    $        1.91    $        0.23
                                                     =============    =============    =============    =============
    Diluted ......................................   $        0.77    $        0.14    $        1.84    $        0.22
                                                     =============    =============    =============    =============
Weighted average number of common shares
    outstanding:
    Basic ........................................          76,567           71,642           76,272           70,183
                                                     =============    =============    =============    =============
    Diluted ......................................          78,332           75,240           79,123           73,876
                                                     =============    =============    =============    =============




    The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                   PATTERSON-UTI ENERGY, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                   (Unaudited)
                                 (in thousands)


                                         Common Stock                                 Accumulated
                                     ---------------------  Additional                  other
                                     Number of                paid-in     Retained   comprehensive   Treasury
                                      shares      Amount      capital     earnings       income       stock         Total
                                     ---------   ---------   ---------    ---------  -------------  ---------    ---------
Balance, December 31, 2000 .......      76,250   $     763   $ 397,489    $  94,672    $      30    $ (11,655)   $ 481,299
Issuance of common stock .........         810           8      21,712           --           --           --       21,720
Exercise of stock options.........         628           6       3,252           --           --           --        3,258
Exercise of warrants .............         121           1       1,819           --           --           --        1,820
Tax benefit related to exercise of
    stock options ................          --          --       3,195           --           --           --        3,195
Foreign currency translation .....          --          --          --           --       (1,982)          --       (1,982)
Net income .......................          --          --          --      145,459           --           --      145,459
                                     ---------   ---------   ---------    ---------    ---------    ---------    ---------
Balance, September 30, 2001 ......      77,809   $     778   $ 427,467    $ 240,131    $  (1,952)   $ (11,655)   $ 654,769
                                     =========   =========   =========    =========    =========    =========    =========



    The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                   PATTERSON-UTI ENERGY, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)

                                                                                                NINE MONTHS ENDED
                                                                                                   SEPTEMBER 30,
                                                                                          ------------------------------
                                                                                              2001             2000
                                                                                          -------------    -------------
Cash flows from operating activities:
    Net income ........................................................................   $     145,459    $      16,011
     Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation, depletion and amortization .........................................          61,912           44,193
     Amortization of debt discount.....................................................              --              594
     Net gain on sale of assets .......................................................            (801)            (568)
     Abandonments .....................................................................             478               --
     Deferred income tax expense (benefit) ............................................          18,534           (2,430)
           Change in operating assets and liabilities:
                  Increase in trade accounts receivable and other current assets ......         (74,003)         (30,808)
                  Increase in inventory ...............................................          (1,665)            (271)
                  Decrease in accrued federal income taxes receivable .................           2,443               --
                  Increase (decrease) in trade accounts payable and other current
                      liabilities .....................................................          (4,944)          18,108
                  Increase in federal income taxes payable ............................          49,432            6,183
                                                                                          -------------    -------------
                      Net cash provided by operating activities .......................         196,845           51,012
                                                                                          -------------    -------------
Cash flows from investing activities:
     Acquisitions .....................................................................         (27,045)         (24,370)
     Purchases of property and equipment ..............................................        (131,687)         (80,264)
     Proceeds from sales of property and equipment ....................................             668            1,326
     Change in other assets ...........................................................            (736)            (214)
                                                                                          -------------    -------------
                      Net cash used in investing activities ...........................        (158,800)        (103,522)
                                                                                          -------------    -------------
Cash flows from financing activities:
     Proceeds from issuance of common stock ...........................................              --           99,000
     Purchase of treasury stock .......................................................              --           (1,650)
     Proceeds from notes payable ......................................................           9,760           70,469
     Payments of notes payable ........................................................         (89,176)         (69,056)
     Proceeds from exercise of stock options and warrants .............................           5,078            3,909
                                                                                          -------------    -------------
                      Net cash provided by (used in) financing activities .............         (74,338)         102,672
                                                                                          -------------    -------------
                      Net increase (decrease) in cash and cash equivalents ............         (36,293)          50,162
                      Foreign currency translation adjustment .........................            (104)            (230)
Cash and cash equivalents at beginning of period ......................................          66,916           16,339
                                                                                          -------------    -------------
Cash and cash equivalents at end of period ............................................   $      30,519    $      66,271
                                                                                          =============    =============
Supplemental disclosure of cash flow information:
Net cash paid during the period for:
       Interest .......................................................................   $       3,612    $       8,078
       Income taxes ...................................................................   $      18,150    $          69


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

         The U.S. dollar is the functional currency for all of the Company's operations except for its Canadian operations, which use the Canadian dollar as functional currency. The effects of exchange rate changes are reflected in accumulated other comprehensive income, which is a separate component of stockholders' equity.

         The Company provides a dual presentation of its earnings per share:
Basic Earnings per Share ("Basic EPS") and Diluted Earnings per Share ("Diluted EPS"). Basic EPS is based on the weighted average number of shares outstanding during the periods presented. Diluted EPS includes common stock equivalents, which are dilutive to earnings per share. For the three and nine-month periods ended September 30, 2001, the dilutive securities were approximately 1.8 million and 2.9 million, respectively, compared to dilutive securities of approximately
3.6 million and 3.7 million for the three and nine-month periods ended September 30, 2000.

         The results of operations for the three and nine months ended September 30, 2001, are not necessarily indicative of the results to be expected for the full year.

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

UTI Merger

         On February 4, 2001, Patterson Energy, Inc. entered into an Agreement and Plan of Merger with UTI providing for the merger of the two entities. On May 8, 2001, the stockholders of each company approved the merger. Each outstanding share of UTI common stock was converted into one share of Patterson-UTI common stock and each option or warrant then outstanding representing the right to receive UTI common stock was converted into the right to purchase Patterson-UTI common stock on an equivalent basis. A total of 37,782,135 shares of Patterson-UTI common stock was issued pursuant to the merger and an additional 3,621,079 shares were reserved for issuance under the then outstanding UTI stock options. Additionally, the stockholders of Patterson-UTI approved an increase in the Company's authorized shares of common stock from 50 million to 200 million and a name change to "Patterson-UTI Energy, Inc." following consummation of the merger.

         The Company incurred $13.1 million in expenses related to the merger. Such expenses consisted of $5.9 million in merger costs which were primarily related to professional fees paid to investment banking firms, attorneys, accountants and commercial printers for their professional services rendered and $7.2 million in restructuring costs and other related charges incurred as a result of the following:

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

         The merger was treated as a reorganization within the meaning of
Section 368(a) of the Internal Revenue Code of 1986, as amended, and was accounted for as a pooling of interests for financial accounting purposes. The consolidated financial statements give retroactive effect to the merger, which includes combining the companies' previous historical consolidated financial statements as of December 31, 2000 and for the three and nine-month periods ended September 30, 2000. Certain immaterial adjustments were made in those periods to conform the previous accounting policies of UTI with those of Patterson-UTI.

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

         In January 2001, the Company issued 810,070 shares of its common stock as partial consideration for the acquisition of Jones Drilling Corporation and its related entities (see Note 2). The common stock was valued at $26.8125 per share, its fair market value on the date of the announcement of the transaction.

4.       COMPREHENSIVE INCOME

         The following table illustrates the Company's comprehensive income including the effects of foreign currency translation adjustments for the three and nine months ended September 30, 2001 and 2000 (in thousands):

                                                     THREE MONTHS ENDED              NINE MONTHS ENDED
                                                        SEPTEMBER 30,                   SEPTEMBER 30,
                                                ----------------------------    ----------------------------
                                                    2001            2000            2001            2000
                                                ------------    ------------    ------------    ------------
Net income ..................................   $     60,382    $     10,293    $    145,459    $     16,011
Other comprehensive income (loss):
Foreign currency translation adjustment .....         (1,628)           (373)         (1,982)           (124)
                                                ------------    ------------    ------------    ------------
Comprehensive income ........................   $     58,754    $      9,920    $    143,477    $     15,887
                                                ============    ============    ============    ============

5.       PRO FORMA FINANCIAL INFORMATION

         The following includes selected unaudited pro forma combined financial information (in thousands) for the three and nine-month periods ended September 30, 2000, to give effect to the merger of Patterson-UTI and UTI January 1, 2000 using the pooling of interests method of accounting.

                                                 THREE MONTHS ENDED    NINE MONTHS ENDED
                                                 SEPTEMBER 30, 2000    SEPTEMBER 30, 2000
                                                 ------------------    ------------------
       Patterson revenues ....................   $           78,628    $          204,333
       UTI revenues ..........................               72,331               182,189
       Adjustments ...........................               (1,811)               (1,444)
                                                 ------------------    ------------------
       Patterson-UTI revenues ................   $          149,148    $          385,078
                                                 ==================    ==================

       Patterson net income ..................   $            6,749    $           11,468
       UTI net income ........................                3,898                 4,947
       Adjustments ...........................                 (354)                 (404)
                                                 ------------------    ------------------
       Patterson-UTI net income ..............   $           10,293    $           16,011
                                                 ==================    ==================

         The adjustments above were made to conform the accounting methods of Patterson-UTI and UTI to adjust for certain differences between the two companies' relative methods of accounting for the recognition of revenue under turnkey drilling contract arrangements. Patterson-UTI applies the completed contract method to turnkey drilling contracts which requires revenue and costs associated with drilling the well to be deferred until drilling is complete. UTI accounted for its turnkey arrangements using the percentage-of-completion method in which revenue was recognized as costs were incurred relative to the expected total cost of drilling the well.

                   PATTERSON-UTI ENERGY, INC. AND SUBSIDIARIES
    NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED

6.       NOTES PAYABLE

         On July 30, 2001, the Company paid $12.0 million on its outstanding debt with CIT Group/Business Credit, Inc., Foothill Capital Corp., Fleet Capital Corp., and The CIT Group/Equipment Financing, Inc. ("CIT"), and on August 17, 2001, the Company paid the remaining $8.0 million then outstanding, incurring an additional $355,000 in fees associated with the early repayment.

         During the first six months of 2001, the Company repaid, prior to their scheduled maturities, $69.2 million under its existing credit facilities and other term obligations. The Company incurred expenses of $448,000 as a result of prepayment penalties and $587,000 related to deferred financing costs which were unamortized at the time the debt was extinguished.

         On June 29, 2001, the Company increased its existing revolving line of credit with CIT to $100.0 million and extended the term of the facility to June 2005. The revolving line of credit carries a floating interest rate of LIBOR plus 1.75% to 2.75% based on Patterson-UTI's twelve-month trailing Earnings Before Income Taxes, Depreciation, Depletion and Amortization ("EBITDA"). The facility has no significantly restrictive financial or operational covenants until amounts drawn under the facility exceed $80.0 million.

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

                   PATTERSON-UTI ENERGY, INC. AND SUBSIDIARIES
    NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED


7.       CONTINGENCIES - (CONTINUED)

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


                                                               THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                                  SEPTEMBER 30,                      SEPTEMBER 30,
                                                          ------------------------------    ------------------------------
                                                                                   (IN THOUSANDS)
                                                              2001             2000             2001             2000
                                                          -------------    -------------    -------------    -------------
Revenues:
    Drilling ..........................................   $     248,942    $     133,824    $     702,174    $     345,761
    Drilling and completion fluids ....................          24,369            4,912           71,555           14,386
    Pressure pumping ..................................          12,144            6,160           28,231           13,902
    Other .............................................           3,649            4,252           13,294           11,029
                                                          -------------    -------------    -------------    -------------
Total operating revenues ..............................   $     289,104    $     149,148    $     815,254    $     385,078
                                                          =============    =============    =============    =============
Income from operations:
    Drilling ..........................................   $      98,459    $      17,836    $     242,699    $      32,102
    Drilling and completion fluids ....................             687             (166)           2,793             (484)
    Pressure pumping ..................................           4,399            1,265            8,682            1,351
    Other .............................................          (4,673)           1,061           (3,748)             711
    Merger costs and other restructuring charges ......              --               --          (13,145)              --
                                                          -------------    -------------    -------------    -------------
                                                                 98,872           19,996          237,281           33,680
Interest income .......................................             267              291            1,783              807
Interest expense ......................................            (365)          (2,959)          (3,087)          (8,349)
Other .................................................              27             (459)             158             (362)
                                                          -------------    -------------    -------------    -------------
Income before income taxes ............................   $      98,801    $      16,869    $     236,135    $      25,776
                                                          =============    =============    =============    =============



9.       RECENTLY ISSUED ACCOUNTING STANDARDS

         The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141, "Business Combinations," ("SFAS No. 141") in June 2001. SFAS No. 141 addresses financial accounting and reporting for business combinations and supersedes APB Opinion No. 16, "Business Combinations," and FASB Statement No. 38, "Accounting for Preacquisition Contingencies of Purchased Enterprises." SFAS No. 141 is effective for all business combinations initiated after June 30, 2001 and provides that such combinations are to be accounted for using the purchase method. The Company has adopted SFAS No. 141 as of June 30, 2001.

                   PATTERSON-UTI ENERGY, INC. AND SUBSIDIARIES
    NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED


9.      RECENTLY ISSUED ACCOUNTING STANDARDS - (CONTINUED)

         The FASB issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," ("SFAS No. 142") in June 2001. SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, "Intangible Assets." SFAS No. 142 applies to all fiscal years beginning after December 15, 2001. The provisions of SFAS No. 142, which the Company will adopt on January 1, 2002, are not expected to have a material impact on the Company's consolidated financial statements.

         The FASB issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations," ("SFAS No. 143") in July 2001. SFAS No. 143 addresses financial accounting requirements for retirement obligations associated with tangible long-lived assets. SFAS No. 143 is effective beginning June 15, 2002. The provisions of SFAS No. 143 are not expected to have a material impact on the Company's consolidated financial statements.

         The FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," (SFAS No. 144) in August 2001. SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121 and APB Opinion No. 30. SFAS No. 144 is effective beginning January 1, 2002, and is not expected to have a material impact on the Company's consolidated financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         THE FOLLOWING SUMMARY OF LIQUIDITY AND CAPITAL RESOURCES AND RESULTS OF OPERATIONS IS BASED ON CONSOLIDATED FINANCIAL INFORMATION THAT HAS BEEN RESTATED TO REFLECT THE MERGER OF UTI INTO PATTERSON-UTI ON MAY 8, 2001, UNDER THE POOLING OF INTERESTS METHOD OF ACCOUNTING.

LIQUIDITY AND CAPITAL RESOURCES

         As of September 30, 2001, we had working capital of approximately $123.3 million including cash and cash equivalents of $30.5 million as compared to working capital of $127.3 million including cash and cash equivalents of $66.9 million at December 31, 2000. For the nine months ended September 30, 2001, our various sources and uses of cash flow were:

Sources:

         o $196.8 million derived from operations primarily attributable to the following factors:

                  o Net income of $145.5 million which was largely attributable to an:

                  o Increase in average dayrates from $9,121 per day in the fourth quarter of 2000 to $12,033 per day in the third quarter of 2001 and a resulting increase in average daily cash margins from $2,793 per day in the fourth quarter of 2000 to $5,673 per day in the third quarter of 2001,

                  o Improvement in utilization rates as indicated in "Results of Operations" on page 14, and

                  o Increase in average operating rigs from 199 in the fourth quarter of 2000 to 225 in the third quarter of 2001, primarily due to the addition of 27 drilling rigs in January of 2001 with the purchase of Jones Drilling Corporation and three other affiliated entities and three other transactions.

         o        $5.1 million from the exercise of stock options and warrants,

         o $668 thousand from the sale of certain property and equipment and

         o $9.8 million in loan proceeds from the Company's revolving line of credit.

Uses:

         o $11.3 million as partial consideration in the acquisition of Jones Drilling Corporation and its related entities and $15.7 million for six drilling rigs from three other non-affiliated entities,

         o        $89.2 million in payments on debt and

         o $131.6 million for capital expenditures for the betterment and refurbishment of both the marketable and non-marketable drilling rigs, as well as the acquisition and procurement of drilling equipment, to fund leasehold acquisition, exploration and development of oil and natural gas properties and to fund capital expenditures for our drilling and completion fluids and pressure pumping segments.

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

         During the nine months ended September 30, 2001, the Company paid approximately $18.2 million in cash to the Internal Revenue Service and other state taxing authorities for its federal and state income tax obligations. On October 1, 2001, the Company paid, with its cash on hand, an additional $26.7 million to the Internal Revenue Service for its estimated federal income taxes payable through that date. To date, the Company's line of credit remains fully available.

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

RESULTS OF OPERATIONS

The following tables summarize operations of the Company for the three months ended September 30, 2001 and 2000:

                                                             THREE MONTHS ENDED SEPTEMBER 30,
                                                     -------------------------------------------------
CONTRACT DRILLING                                        2001              2000             % CHANGE
--------------------------------------------------   -------------     -------------     -------------
                                                           (DOLLARS IN 000'S)
Revenues .........................................   $     248,942     $     133,824            86.0 %
Drilling cost ....................................         131,573           100,202            31.3 %
General and administrative expense ...............             749             1,721           (56.5)%
Corporate overhead and other .....................            (431)              (28)       (1,439.3)%
Depreciation and amortization ....................          18,592            14,093            31.9 %
Operating income .................................          98,459            17,836           452.0 %
Rig utilization rate .............................              74%               67%           10.4 %
Average # of rigs owned ..........................             302               272            11.0 %
Operating days ...................................          20,688            16,789            23.2 %
Average revenue per operating day ................   $       12.03     $        7.97            50.9 %
Average drilling cost per operating day ..........            6.36              5.97             6.5 %

         The significant increases shown were reflective of increased productivity in the contract drilling industry as evidenced by:

         o increases in average rig utilization and in the number of operating days and

         o the addition of an average 30 drilling rigs from the third quarter of 2000 to that of 2001.

         Deteriorating economic environment conditions which began in the quarter and have continued through October 2001 have had an adverse impact on the market prices for crude oil and natural gas. Accordingly, the demand for the Company's contract drilling services have been negatively impacted as evidenced by an estimated 50% average rig utilization through October 2001. Demand for the Company's contract drilling services is not expected to increase until such economic conditions improve.

                                                             THREE MONTHS ENDED SEPTEMBER 30,
                                                     ------------------------------------------------
DRILLING AND COMPLETION FLUIDS                           2001             2000             % CHANGE
--------------------------------------------------   -------------    -------------     -------------
                                                           (DOLLARS IN 000'S)
Revenues .........................................   $      24,369    $       4,912            396.1 %
Drilling and completion fluids cost ..............          20,903            3,846            443.5 %
General and administrative expense ...............           2,181              871            150.4 %
Corporate overhead and other .....................             (96)              --           (100.0)%
Depreciation and amortization ....................             694              361             92.2 %
Operating income (loss) ..........................             687             (166)           513.9 %
Total jobs .......................................             495              209            136.8 %
Average revenue per job ..........................   $       49.23    $       23.50            109.5 %


         The increases noted were primarily attributable to the addition of the fluids division of Ambar, Inc., during October 2000.

                                                            THREE MONTHS ENDED SEPTEMBER 30,
                                                     ----------------------------------------------
PRESSURE PUMPING                                         2001            2000            % CHANGE
--------------------------------------------------   -------------   -------------    -------------
                                                          (DOLLARS IN 000'S)
Revenues .........................................   $      12,144   $       6,160               97.1%
Pressure pumping cost ............................           6,231           3,717               67.6%
General and administrative expense ...............             983             789               24.6%
Corporate overhead and other .....................              26              (1)           2,700.0%
Depreciation .....................................             505             390               29.5%
Operating income .................................           4,399           1,265            2,477.5%
Total jobs .......................................           1,341             966               38.8%
Average revenue per job ..........................   $        9.06   $        6.38               42.0%


        The improvement in the pressure pumping segment's operating results were primarily attributable to improved market conditions as evidenced by the increase in number of jobs and revenue per job.

The following tables summarize operations of the Company for the nine months ended September 30, 2001 and 2000:

                                                              NINE MONTHS ENDED SEPTEMBER 30,
                                                     -----------------------------------------------
CONTRACT DRILLING                                        2001             2000            % CHANGE
--------------------------------------------------   -------------    -------------    -------------
                                                           (DOLLARS IN 000'S)
Revenues .........................................   $     702,174    $     345,761          103.1%
Drilling cost ....................................         399,494          268,817           48.6%
General and administrative expense ...............           5,411            4,756           13.8%
Corporate overhead and other .....................           1,557              787           97.8%
Depreciation and amortization ....................          53,013           39,299           34.9%
Operating income .................................         242,699           32,102          656.0%
Rig utilization rate .............................              78%              64%          21.9%
Average # of rigs owned ..........................             301              258           16.7%
Operating days ...................................          64,001           44,967           42.3%
Average revenue per operating day ................   $       10.97    $        7.69           42.7%
Average drilling cost per operating day ..........            6.24             5.98            4.3%


        The significant increases shown were reflective of increased productivity in the contract drilling industry as evidenced by:

         o increases in average rig utilization and in the number of operating days and

         o the addition of an average 43 drilling rigs from the first nine months of 2000 to that of 2001.

         Deteriorating economic environment conditions which began in the quarter and have continued through October 2001 have had an adverse impact on the market prices for crude oil and natural gas. Accordingly, the demand for the Company's contract drilling services have been negatively impacted as evidenced by an estimated 50% average rig utilization through October 2001. Demand for the Company's contract drilling services is not expected to increase until such economic conditions improve.

                                                              NINE MONTHS ENDED SEPTEMBER 30,
                                                     ----------------------------------------------
DRILLING AND COMPLETION FLUIDS                           2001            2000            % CHANGE
--------------------------------------------------   -------------   -------------    -------------
                                                          (DOLLARS IN 000'S)
Revenues .........................................   $      71,555   $      14,386          397.4%
Drilling and completion fluids cost ..............          60,478          11,380          431.4%
General and administrative expense ...............           6,020           2,462          144.5%
Corporate overhead and other .....................             349              70          398.6%
Depreciation and amortization ....................           1,915             958           99.9%
Operating income (loss) ..........................           2,793            (484)         677.1%
Total jobs .......................................           1,466             601          143.9%
Average revenue per job ..........................   $       48.81   $       23.94          103.9%

         The increases noted were primarily attributable to the addition of the fluids division of Ambar, Inc., during October 2000.

                                                              NINE MONTHS ENDED SEPTEMBER 30,
                                                     ----------------------------------------------
PRESSURE PUMPING                                         2001             2000           % CHANGE
--------------------------------------------------   -------------   -------------    -------------
                                                           (DOLLARS IN 000'S)
Revenues .........................................   $      28,231   $      13,902          103.1%
Pressure pumping cost ............................          15,381           9,004           70.8%
General and administrative expense ...............           2,777           2,355           17.9%
Corporate overhead and other .....................              26              (1)       2,700.0%
Depreciation .....................................           1,365           1,193           14.4%
Operating income .................................           8,682           1,351          542.6%
Total jobs .......................................           3,361           2,231           50.7%
Average revenue per job ..........................   $        8.40   $        6.23           34.8%


         The improvement in the pressure pumping segment's operating results were primarily attributable to improved market conditions as evidenced by the increase in number of jobs and revenue per job.

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

         Due to a decline in oil and natural gas prices beginning in the second quarter of this year, demand for drilling rigs declined beginning in August and is continuing. This decline in demand has resulted in a commensurate steep decline in drilling rig utilization rates, which in turn has adversely impacted our operations.

IMPACT OF INFLATION

         We believe that inflation will not have a significant impact on our financial position or operations.

RECENTLY ISSUED ACCOUNTING STANDARDS

         The FASB issued Statement of Financial Accounting Standards No. 141, "Business Combinations," ("SFAS No. 141") in June 2001. SFAS No. 141 addresses financial accounting and reporting for business combinations and supersedes APB Opinion No. 16, "Business Combinations," and FASB Statement No. 38, "Accounting for Preacquisition Contingencies of Purchased Enterprises." SFAS No. 141 is effective for all business combinations initiated after June 30, 2001 and provides that such combinations are to be accounted for using the purchase method. The Company has adopted SFAS No. 141 as of June 30, 2001.

         The FASB issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," ("SFAS No. 142") in June 2001. SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, "Intangible Assets." SFAS No. 142 applies to all fiscal years beginning after December 15, 2001. The provisions of SFAS No. 142, which the Company will adopt on January 1, 2002, are not expected to have a material impact on the Company's consolidated financial statements.

         The FASB issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations," ("SFAS No. 143") in July 2001. SFAS No. 143 addresses financial accounting requirements for retirement obligations associated with tangible long-lived assets. SFAS No. 143 is effective beginning June 15, 2002. The provisions of SFAS No. 143 are not expected to have a material impact on the Company's consolidated financial statements.

         The FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," (SFAS No. 144) in August 2001. SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121 and APB Opinion No. 30. SFAS No. 144 is effective beginning January 1, 2002, and is not expected to have a material impact on the Company's consolidated financial statements.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         We currently have no exposure to market risk as we have no outstanding balance under our credit facility with CIT. Should we incur a balance in the future, we would have some exposure associated with the floating rate portion of the interest charged on that balance. The credit facility, which matures on June 29, 2005, bears interest at LIBOR plus 1.75 % to 2.75% based on the Company's twelve-month trailing EBITDA. Our exposure to interest rate risk due to changes in LIBOR is not expected to be material.

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


                                 ---------------

                           PART II - OTHER INFORMATION

ITEM 5. OTHER INFORMATION.

         The Board of Directors of Patterson-UTI Energy, Inc., at a meeting thereof duly held on October 23, 2001, amended the Rights Agreement between Patterson-UTI Energy, Inc. and Continental Stock Transfer & Trust Company, dated as of January 2, 1997 (the "Rights Plan"), as follows:

         (a) The fraction of a share of Series A Participating Preferred Stock of Patterson-UTI into which each Right is exercisable pursuant to the terms of the Rights Plan was changed from one one-hundredth of a share of Series A Participating Preferred Stock to one one-thousandth of a share of Series A Participating Preferred Stock;

         (b) The exercise price of each Right was increased from $41.50 per Right (gives effect to two 2-for-1 stock splits effected since the date of adoption of the Rights Plan on January 2, 1997); and

         (c) The final expiration date of the Rights Plan was changed from January 2, 2007 to October 23, 2011, thereby establishing a new 10-year term for the Rights Plan.

      An earlier amendment to the Rights Plan adopted by the Board of Directors at a meeting thereof duly held on July 1, 1999, eliminated the so-called "dead hand" provision from the Rights Plan through deletion of the last sentence of Section 27 of the Rights Plan.

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

2.4 Agreement and Plan of Merger dated as of January 5, 2001 among Patterson Energy, Inc., Patterson Drilling Company LP, LLLP and Jones Drilling Corporation.(5)

2.5 Asset Purchase Agreement, dated as of January 5, 2001 among Patterson Energy, Inc., Patterson Drilling Company LP, LLLP and L.E. Jones Drilling Company.(5)

2.6 Agreement and Plan of Merger, dated February 4, 2001, by and between UTI Energy Corp. and Patterson Energy, Inc. (6)

3.1      Restated Certificate of Incorporation. (7)

3.2      Bylaws. (1)

3.3 Rights Agreement dated January 2, 1997, between Patterson Energy, Inc. and Continental Stock Transfer & Trust Company. (8)

3.4      Amendment to Rights Agreement dated as of October 23, 2001.

4.1 Excerpt from Restated Certificate of Incorporation of Patterson-UTI Energy, Inc. regarding authorized Common Stock and Preferred Stock.(15)

10.1     Loan and Security Agreement, dated November 22, 1999. (15)

10.1.1   First Amendment to Loan and Security Agreement, dated May 2, 2000. (15)

10.1.2   Second Amendment to Loan and Security Agreement, dated May 18, 2000.
         (15)

10.1.3   Third Amendment to Loan and Security Agreement, dated October 18, 2000.
         (15)

10.1.4   Fourth Amendment to Loan and Security Agreement, dated May 8, 2001.
         (15)

10.1.5   Fifth Amendment to Loan and Security Agreement, dated June 29, 2001.
         (15)

10.1.6   Revolving Loan Promissory Note, dated June 29, 2001. (15)

10.1.7   Guaranty Agreement, dated June 29, 2001. (15)

10.1.8   Pledge Agreement, dated June 29, 2001. (15)

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

(14) Incorporated by reference to Item 27, "Exhibits" to Registration Statement on Form SB-2 (File No. 33-68058-FW) filed on August 30, 1993.

(15) Incorporated herein by reference to Item 6, "Exhibits and Reports on Form 8-K" to Form 10-Q for the quarterly period ended June 30, 2001, filed on August 1, 2001.

(b)      REPORTS ON FORM 8-K.

      The following reports on Form 8-K were filed:

      (1) Report dated May 8, 2001 announcing selected unaudited proforma combined financial statements as of and for the three month period ended March 31, 2001, to give effect to the merger of Patterson Energy, Inc. and UTI Energy Corp., filed July 23, 2001.

                                   SIGNATURES

         In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     PATTERSON-UTI ENERGY, INC.

                                     By:      /s/  Cloyce A. Talbott
                                        ----------------------------------------
                                            Cloyce A. Talbott
                                            Chief Executive Officer

                                     By:      /s/  Jonathan D. Nelson
                                         ---------------------------------------
                                            Jonathan D.  Nelson
                                            Vice President-Finance
                                            Chief Financial Officer


DATED: October 31, 2001

                                  EXHIBIT INDEX



EXHIBIT
NUMBER          DESCRIPTION
------          -----------

3.4             Amendment to Rights Agreement dated as of October 23, 2001.
