Form 10-K
period 2001-12-31
PATTERSON UTI ENERGY INC
filed 2002-03-19
CIK 889900

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ---------------------
                                   FORM 10-K
                             ---------------------
(MARK ONE)
[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934 FOR THE TRANSITION PERIOD FROM            TO

                         COMMISSION FILE NUMBER 0-22664
                             ---------------------
                           PATTERSON-UTI ENERGY, INC.
             (Exact name of registrant as specified in its charter)

                     DELAWARE                                           75-2504748
          (State or other jurisdiction of                  (I.R.S. Employer Identification No.)
          incorporation or organization)

 P.O. BOX 1416, 4510 LAMESA HIGHWAY, SNYDER, TEXAS                         79549
     (Address of principal executive offices)                           (Zip Code)

                             ---------------------
       Registrant's telephone number, including area code: (915) 574-6300
                             ---------------------
            Securities Registered Pursuant to 12(b) of the Act: None
              Securities Registered Pursuant to 12(g) of the Act:

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of the Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ]

     The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of March 18, 2002 was $2,020,682,056, based upon the average bid and asked prices of $28.29 and $28.56, respectively, on the Nasdaq National Market.

     As of March 18, 2002, the registrant had outstanding 77,613,794 shares of common stock, $.01 par value, its only class of voting stock.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                           FORWARD LOOKING STATEMENTS

     Patterson-UTI Energy, Inc. ("Patterson-UTI" or the "Company") from time to time makes written or oral forward-looking statements, including statements contained in our filings with the SEC, press releases and reports to stockholders. These forward-looking statements are made pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995.

     The words "believes," "budgeted," "expects," "project," "will," "could," "may," "plans," "intends," "strategy," or "anticipates," and similar expressions are used to identify our forward-looking statements. We do not undertake to update, revise or correct any of our forward-looking information. Readers are cautioned that such forward-looking statements should be read in conjunction with our disclosures under the heading: "Cautionary Statement for Purposes of the 'Safe Harbor' Provisions of the Private Securities Litigation Reform Act of 1995" beginning on page 13.

                                     PART I

ITEMS 1 AND 2. BUSINESS AND PROPERTIES.

OVERVIEW

     Patterson-UTI is the second largest operator of land-based drilling rigs in North America. Formed in 1978 and reincorporated in 1993 as a Delaware corporation, we focus our contract drilling operations in:

     - Texas,

     - New Mexico,

     - Oklahoma,

     - Louisiana,

     - Mississippi,

     - Utah, and

     - Western Canada (Alberta, British Columbia and Saskatchewan).

     We currently have a drilling fleet of 319 drilling rigs, of which 287 operated in 2001. A drilling rig includes the structure, power source and machinery necessary to cause a drill bit to penetrate rock to a depth desired by the customer.

     We provide drilling fluids, completion fluids and related services to oil and natural gas producers in the Permian Basin of West Texas and Southeast New Mexico, South Texas, East Texas, Oklahoma, the Gulf Coast regions of Texas and Louisiana, and the Gulf of Mexico. Drilling and completion fluids are used by oil and natural gas operators during the drilling process to control pressure when drilling oil and natural gas wells. We also provide pressure pumping services in the Appalachian Basin. These services consist primarily of well stimulation and cementing for completion of new wells and remedial work on existing wells. To a lesser extent, we are engaged in the development, exploration, acquisition and production of oil and natural gas. Our oil and natural gas operations are not financially material and do not warrant disclosure as a business segment.

PATTERSON/UTI MERGER

     Patterson Energy, Inc. ("Patterson") and UTI Energy Corp. ("UTI") consummated a merger on May 8, 2001, with Patterson as the surviving entity. That transaction was a merger of equals and was treated as a reorganization within the meaning of Section 368(a) of the Internal Revenue Code of 1986, as amended, and accounted for as a pooling of interests for financial accounting purposes. Historical financial statements and related financial and statistical data contained in this Report have been restated to provide for the retroactive effect of the merger. At the time of the merger, the name of Patterson Energy, Inc. was changed to "Patterson-UTI Energy, Inc."

INDUSTRY SEGMENTS

     Our revenues, operating profits and identifiable operating assets are primarily attributable to three industry segments:

     - contract drilling,

     - drilling and completion fluids services, and

     - pressure pumping services.

     With respect to these three segments:

     - the contract drilling segment had an operating loss in 1999 and operating profits in 2000 and 2001,

     - the drilling and completion fluids segment had operating losses in 1999 and 2000, and an operating profit in 2001, and

     - the pressure pumping segment had operating profits in 1999, 2000 and 2001.

     See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 14 of Notes to Consolidated Financial Statements included as a part of Items 7 and 8, respectively, of this Report for financial information pertaining to these industry segments.

     CONTRACT DRILLING OPERATIONS

     GENERAL. We market our contract drilling services to major and independent oil and natural gas producers and operators. We currently own 319 drilling rigs which are located in the following regions:

     - 257 in Texas and New Mexico(1)

     - 41 in Oklahoma,

     - five in Utah, and

     - 16 in Western Canada.
---------------

     (1) 144 in West Texas and New Mexico, 53 in South Texas, 39 in East Texas and 21 in North Central Texas,

     Of our drilling rigs, 33 are SCR electric rigs and 286 are mechanical rigs. An electric rig differs from a mechanical rig in that the electric rig converts the diesel power (the sole energy source for a mechanical rig) into electricity to power the rig. Our drilling rigs have rated maximum depth capabilities ranging from 4,000 feet to 30,000 feet.

     Drilling rigs are typically equipped with:

     - engines,

     - drawworks or hoists,

     - derricks or masts,

     - pumps to circulate the drilling fluid,

     - blowout preventers,

     - drill string (pipe), and

     - other related equipment.

     Over time, many of the components on a drilling rig are replaced or rebuilt. We spend significant funds each year on an ongoing program of modifying and upgrading our drilling rigs to ensure that our drilling equipment is well maintained and competitive.

     Depth of the well and drill site conditions are the principal factors in determining the size of drilling rig used for a particular job. Our drilling rigs are utilized for both exploratory and developmental drilling and can be used for either vertical or horizontal drilling.

     Our contract drilling operations depend on the availability of:

     - drill pipe,

     - bits,

     - replacement parts and other related rig equipment,

     - fuel, and

     - qualified personnel,

some of which have been in short supply from time to time.

     DRILLING CONTRACTS. Most of our drilling contracts are with established customers and are obtained on a competitive bid or negotiated basis. Generally, the contracts are entered into for short-term periods and cover the drilling of a single well or a series of wells with the terms and rates depending upon the nature and duration of the work, the equipment and services supplied and other matters.

     The drilling contracts obligate us to provide and operate a drilling rig and to pay certain operating expenses, including wages of drilling personnel and necessary maintenance expenses. The contracts are subject to termination by the customer on short notice, usually upon payment of a fee. We generally indemnify our customers against claims by our employees and claims arising from surface pollution caused by spills of fuel, lubricants and other solvents within our control. The customers generally indemnify us against claims arising from other surface and subsurface pollution, except claims arising from our own gross negligence.

     The contracts provide for payment on a daywork, footage or turnkey basis, or a combination thereof. In each case we provide the rig and crews. Our bids for each contract depend upon:

     - the location, depth and anticipated complexity of the well,

     - the on-site drilling conditions,

     - the equipment to be used,

     - our estimate of the risks involved,

     - the estimated duration of the work to be performed,

     - the availability of drilling rigs, and

     - other factors particular to each proposed well.

DAYWORK CONTRACTS

     Under daywork contracts, we provide the drilling rig and crew to the customer, also known as the operator. The customer then supervises the drilling of the contracted well. Our compensation is based on a negotiated rate per day during the period the drilling rig is utilized. We generally receive a lower rate when the drilling rig is moving, or when drilling operations are interrupted or restricted by adverse weather conditions or other conditions beyond our control. In addition, daywork contracts typically provide for a lump sum fee for the mobilization and demobilization of the drilling rig.

FOOTAGE CONTRACTS

     Under footage contracts, we contract to drill a well to a certain depth under specified conditions for a fixed price per foot. The customer provides drilling fluids, casing, cementing and well design expertise. These contracts require us to bear the cost of services and supplies that we provide until the well has been drilled to the agreed depth. If we drill the well in less time than estimated, then we have the opportunity to improve our margins over those that would be attainable under a daywork contract. Margins are reduced and losses may be incurred if the well requires more days to drill than estimated. Footage contracts generally contain greater risks for a drilling contractor than daywork contracts. Under these contracts, the drilling contractor assumes certain risks associated with loss of hole from fire, blowouts and other risks.

TURNKEY CONTRACTS

     Under turnkey contracts, we contract to drill a well to a certain depth under specified conditions for a fixed fee. In a turnkey arrangement, we are required to bear the costs of services, supplies and equipment beyond those typically provided under a footage contract. In addition to the drilling rig and crew, we are required to provide the drilling and completion fluids, casing, cementing and the technical well design and engineering services during the drilling process. We would also assume certain risks associated with drilling the well such as fires, blowouts, cratering of the well bore and other such risks. Compensation occurs only when the agreed scope of the work has been completed which requires us to make significant up-front working capital commitments prior to receiving payments under a turnkey drilling contract. Under a turnkey contract we have the opportunity to improve our margins if the drilling process goes as expected and there are no complications or time delays. However, given the increased exposure we have under a turnkey contract, margins can be significantly reduced and losses incurred if complications or delays occur during the drilling process. Turnkey contracts generally involve the highest degree of risk among the three different types of drilling contracts: daywork, footage and turnkey.

     The following table sets forth the approximate percentage of our drilling revenues attributable to daywork, footage and turnkey contracts for each of the last three years:

                                                               YEAR ENDED DECEMBER 31,
                                                              -------------------------
TYPE OF CONTRACT                                              2001      2000      1999
----------------                                              -----     -----     -----
Daywork.....................................................   93%       65%       54%
Footage.....................................................    3        24        26
Turnkey.....................................................    4        11        20

     CONTRACT DRILLING ACTIVITY. The following table sets forth certain information regarding our contract drilling activity for each of the last three years:

                                                              YEAR ENDED DECEMBER 31,
                                                              -----------------------
                                                              2001     2000     1999
                                                              ----     ----     ----
Number of wells drilled.....................................  2,869    2,649    1,519
Average rigs owned..........................................    302      263      231
Average rig utilization rate(1).............................     70%      66%      43%

---------------

(1) Rig utilization is based on a 365-day year for rigs owned during 1999 and 2001, and a 366-day year for rigs owned in 2000. A rig is utilized when it is operating or being moved, assembled or dismantled under contract.

     DRILLING RIGS AND RELATED EQUIPMENT. The following table provides certain information concerning our drilling rigs as of December 31, 2001:

DEPTH RATING (FT.)                                            MECHANICAL    ELECTRIC
------------------                                            ----------    --------
4,000 to 9,999..............................................      52           --
10,000 to 11,999............................................      67            2
12,000 to 14,999............................................     114            6
15,000 to 30,000............................................      53           25
                                                                 ---           --
          Totals............................................     286           33
                                                                 ===           ==

     At December 31, 2001, we owned 234 trucks and 271 trailers used to rig down, transport and rig up our drilling rigs. This reduces Patterson-UTI's dependency upon third parties for these services and enhances the efficiency of our contract drilling operations particularly in periods of high drilling rig utilization.

     Most repair work and overhaul of our drilling rig equipment is performed at our yard facilities located in Texas, New Mexico, Oklahoma and Western Canada.

DRILLING AND COMPLETION FLUIDS OPERATIONS

     GENERAL. We provide drilling fluids, completion fluids and related services to oil and natural gas producers in the Permian Basin of West Texas and Southeast New Mexico, South Texas, East Texas, Oklahoma, the Gulf Coast regions of Texas and Louisiana and the Gulf of Mexico. We serve our offshore customers through seven stockpoints located along the Gulf of Mexico in Texas and Louisiana, and our land-based customers through seven stockpoints in Louisiana, Texas, Oklahoma and New Mexico.

     DRILLING FLUIDS. Our product sales are supported by a technical service organization dedicated to product application on the customer's wellsite. Drilling fluid products and systems are used to cool and lubricate the drill bit during drilling operations, contain formation pressures (thereby minimizing blowout risk), suspend and remove rock cuttings from the hole and maintain the stability of the wellbore. Technical services are provided to ensure that the products and systems are applied effectively to optimize drilling operations.

     COMPLETION FLUIDS. After a well is drilled it undergoes the completion process wherein the well casing is set and cemented in place. At that point, the drilling fluid services are complete, and the drilling fluids are circulated out of the well and replaced with completion fluids. Completion fluids, also known as clear brine fluids, are solids-free, clear salt solutions that have high specific gravities. Combined with a range of specialty chemicals, these fluids are used by operators to control bottom-hole pressures and to meet a well's specific corrosion, inhibition, viscosity, and fluid loss requirements during the completion and workover phases.

     RAW MATERIALS. Our drilling and completion fluids operations depend on the availability of the following raw materials:

DRILLING                    COMPLETION
--------                 ----------------
barite                   calcium chloride
bentonite                calcium bromide
                         zinc bromide

     We obtain these raw materials through purchases made on the spot market and supply contracts with producers of these raw materials.

     BARITE GRINDING FACILITY. We own and operate a barite grinding facility equipped with two barite grinding mills located in Houma, Louisiana. We believe the ability to process our own barite is critical to being competitive on the Gulf Coast and in the Gulf of Mexico since barite accounts for a substantial portion of the dollar volume for drilling fluids jobs in both of these areas. Our grinding facility allows us to grind raw barite into the powder additive used in producing drilling fluids. Owning this facility reduces our dependence upon third parties in our supply of barite. Without the grinding mills we would be required to purchase processed barite from third parties, including some of our competitors, which could result in higher production costs and less efficient operations.

     OTHER EQUIPMENT. We own 28 trucks and 118 trailers and lease another 36 trucks used to transport drilling and completion fluids and related equipment.

PRESSURE PUMPING OPERATIONS

     GENERAL. We provide pressure pumping services in the Appalachian Basin. Pressure pumping services consist primarily of well stimulation and cementing for the completion of new wells and remedial work on existing wells. Most wells drilled in the Appalachian Basin require some form of fracturing or other stimulation to enhance the flow of oil and natural gas which is accomplished by pumping fluids under pressure into the well bore. Generally, Appalachian Basin wells require cementing services before production commences. Cementing is the process of inserting material between the wall of the well bore and the casing to center and stabilize the casing.

     EQUIPMENT. Patterson-UTI continuously maintains its pressure pumping equipment. Virtually all of the pressure pumping equipment is in use on a regular basis. As of December 31, 2001, Patterson-UTI operated the following pressure pumping equipment:

     - 16 cement pumper trucks,

     - 22 fracturing pumper trucks,

     - 19 nitrogen pumper trucks,

     - 11 blender trucks,

     - 8 bulk acid trucks,

     - 24 bulk cement trucks,

     - 6 bulk nitrogen trucks,

     - 18 bulk sand trucks, and

     - 6 connection trucks.

CUSTOMERS

     The customers of each of our three business segments are producers or operators of oil and natural gas. Our customer base includes both major and independent oil and natural gas companies within the oil and gas industry. During 2001, no single customer accounted for 10% or more of our consolidated operating revenues.

COMPETITION

     CONTRACT DRILLING AND PRESSURE PUMPING BUSINESSES. Our land drilling and pressure pumping businesses are intensely competitive due to the fact that the supply of available land drilling rigs and pressure pumping equipment exceeds the demand for those rigs and equipment. This excess capacity has resulted in substantial competition for drilling and pressure pumping contracts. The fact that drilling rigs and pressure pumping equipment are mobile and can be moved from one market to another in response to market conditions heightens the competition in the industry.

     Patterson-UTI believes that price competition for drilling and pressure pumping contracts will continue for the foreseeable future due to the existence of available rigs and pressure pumping equipment. In addition, some of our competitors have greater financial resources than we do which may enable them to:

     - better withstand industry downturns,

     - compete more effectively on the basis of price, and

     - acquire existing rigs or equipment or build new rigs or equipment.

     In recent years, many drilling and pressure pumping companies have consolidated or merged with other companies. Although this consolidation has decreased the total number of competitors, we believe the competition for drilling and pressure pumping services will continue to be intense.

     DRILLING AND COMPLETION FLUIDS BUSINESS. The drilling and completion fluids services industry is highly competitive. Price is generally the most important competitive factor in the industry. Other competitive factors include the availability of chemicals and experienced personnel, the reputation of the fluids services provider in the drilling industry and our relationship with existing customers. Some of our competitors have substantially greater resources and longer operating histories than we have. We believe that competition for drilling and completion fluids service contracts will continue to be intense.

GOVERNMENT AND ENVIRONMENTAL REGULATION

     Patterson-UTI's operations and facilities are subject to numerous state, federal and foreign (Canadian) laws, rules and regulations, including, but limited to:

     - drilling of oil and gas wells,

     - containment and disposal of hazardous materials, oilfield waste, other waste materials and acids,

     - use of underground storage tanks, and

     - use of underground injection wells.

     To date, we have not been required to expend significant resources in order to satisfy applicable environmental laws and regulations. We do not anticipate any material capital expenditures for environmental control facilities or extraordinary expenditures to comply with compliance with environmental rules and regulations in the foreseeable future. However, compliance costs under existing laws or under any new requirements could become material and we could incur liability for noncompliance.

     Our business is generally affected by political developments and by federal, state, foreign and local laws and regulations, which relate to the oil and natural gas industry. The adoption of laws and regulations affecting the oil and natural gas industry for economic, environmental and other policy reasons could increase costs relating to drilling and production. They could have an adverse effect on our operations. Several state and federal environmental laws and regulations currently apply to our operations and may become more stringent in the future.

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

     The Oil Pollution Act also expands the authority and capability of the federal government to direct and manage oil spill clean-up and operations, and requires operators to prepare oil spill response plans in cases where it can reasonably be expected that substantial harm will be done to the environment by discharges on or into navigable waters. We have spill prevention control and countermeasure plans in place for our oil and natural gas properties in each of the areas in which we operate and for each of the stockpoints operated by our drilling and completion fluids business. Failure to comply with ongoing requirements or inadequate cooperation during a spill event may subject a responsible party, such as Patterson-UTI, to civil or criminal actions. Although the liability for owners and operators is the same under the Federal Water Pollution Act, the damages recoverable under the Oil Pollution Act are potentially much greater and can include natural resource damages.

     Our operations are also subject to federal, state and local regulations for the control of air emissions. The federal Clean Air Act and various state and local laws impose certain air quality requirements on Patterson-UTI. Amendments to the Clean Air Act revised the definition of "major source" such that emissions from both wellhead and associated equipment involved in oil and natural gas production may be added to determine if a source is a "major source." As a consequence, more facilities may become major sources and thus would be required to obtain operating permits. This permitting process may require capital expenditures in order to comply with permit limits.

RISKS AND INSURANCE

     Our operations are subject to the many hazards inherent in the drilling business, including:

     - accidents at the work location,

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

     As a protection against operating hazards, we maintain insurance coverage we believe to be adequate, including:

     - all-risk physical damages,

     - employer's liability,

     - commercial general liability, and

     - workers compensation insurance.

     We believe that we are adequately insured for public liability and property damage to others with respect to our operations. However, such insurance may not be sufficient to protect us against liability for all consequences of:

     - personal injury,

     - well disasters,

     - extensive fire damage,

     - damage to the environment, or

     - other hazards.

     We also carry insurance to cover major physical damage to or loss of our drilling rigs. However, we do not carry insurance against loss of earnings resulting from such damage or loss. In view of the difficulties that may be encountered in renewing such insurance at reasonable rates, no assurance can be given that:

     - we will be able to maintain the type and amount of coverage that we believe to be adequate at reasonable rates, or

     - any particular types of coverage will be available.

     In addition to insurance coverage, we also attempt to obtain indemnification from our customers for certain of the risks. These indemnity agreements typically require our customers to hold us harmless in the event of loss of production or reservoir damage. These contractual indemnifications may not be supported by adequate insurance maintained by the customer.

EMPLOYEES

     We employed approximately 5,250 full-time persons (230 office personnel and 5,020 field personnel) at December 31, 2001. The number of field employees fluctuates depending on the current and expected demand for the services we provide. We consider our employee relations to be satisfactory. None of our employees is represented by a union.

SEASONALITY

     Seasonality does not significantly affect our overall operations. However, our pressure pumping division in Appalachia and our drilling operations in Canada are subject to slow periods of activity during the spring thaw. In addition, our drilling operations in Canada are subject to slow periods of activity during the fall.

RAW MATERIALS AND SUBCONTRACTORS

     Patterson-UTI uses many suppliers of raw materials and services. These materials and services have been and continue to be available. We also utilize numerous independent subcontractors from various trades.

INCORPORATION BY REFERENCE

     The various factors disclosed under the caption "Cautionary Statement for Purposes of the "Safe Harbor" Provisions of the Private Litigation Reform Act of 1995," beginning on page 13 of this Report, are incorporated by this reference into Items 1 and 2 of this Report. Readers of this Report should review those factors in conjunction with their review of these Items 1 and 2.

CORPORATE HEADQUARTERS, FIELD OFFICES AND OTHER FACILITIES

     Our corporate headquarters are located in Snyder, Texas. We also have a number of offices, yard and stockpoint facilities located in our various operating areas.

     Our corporate headquarters are located at 4510 Lamesa Highway, Snyder, Texas, and our telephone number at that address is (915) 574-6300. There are a number of improvements at our headquarters, including:

     - an office building with approximately 16,000 square feet, with an additional building currently under construction that will add another 18,000 square feet of office space and storage,

     - a shop facility with approximately 7,000 square feet used for drilling equipment repairs and metal fabrication,

     - a truck shop facility with approximately 10,000 square feet used to maintain, overhaul and repair our truck fleet,

     - an engine shop facility with approximately 20,000 square feet used to overhaul and repair the engines used to power our drilling rigs, and

     - an open-ended metal storage facility with approximately 10,200 square feet.

     We have regional administrative offices, yard and stockpoint facilities in many of the areas in which we operate. The facilities are primarily used to support the day-to-day operations, including the repair and maintenance of equipment as well as the storage of equipment, inventory and supplies and to facilitate administrative responsibilities and sales.

     CONTRACT DRILLING OPERATIONS

     Our drilling operations are supported by several administrative offices and yard facilities located throughout our areas of operations including:

     - Texas,

     - New Mexico,

     - Oklahoma,

     - Utah, and

     - Western Canada.

     DRILLING AND COMPLETION FLUIDS

     Our drilling and completion fluids are supported by several administrative offices and stockpoint facilities located throughout our areas of operations including:

     - Texas,

     - Louisiana,

     - New Mexico, and

     - Oklahoma.

     PRESSURE PUMPING

     Our pressure pumping operations are supported by several offices and yard facilities located throughout our areas of operations including:

     - Pennsylvania,

     - Ohio,

     - Kentucky, and

     - New York.

     We own our headquarters in Snyder and lease the majority of our other facilities. We do not believe that any of these other facilities are individually material to our operations. We believe that our existing facilities are suitable and adequate to meet our needs.

ITEM 3. LEGAL PROCEEDINGS.

     Westfort Energy LTD and Westfort Energy (US) LTD f/k/a Canadian Delta, Inc. ("Westfort"), filed a lawsuit against two Patterson-UTI subsidiaries, Patterson Petroleum LP and Patterson Drilling Company LP, in the Circuit Court, Rankin County, Mississippi, Case No. 2002-18, on January 28, 2002. The lawsuit relates to a letter agreement entered into in July 2000 between Patterson Petroleum and Westfort concerning the drilling of a daywork well in Mississippi. This lawsuit was filed by Westfort after Patterson Petroleum made demand on Westfort for payment of the contract drilling services.

     In this lawsuit, Westfort alleges breach of contract, fraud and negligence causes of action. Westfort seeks alleged monetary damages, the return of shares of Westfort stock, unspecified damages from alleged lost profits, lost use of income stream and additional operating expenses, along with alleged punitive damages to be determined by the jury, but not less than 25% of Patterson's net worth. We intend to vigorously contest the allegations made by Westfort and assert claims against Westfort, including for the monies owed Patterson under the letter agreement in the amount of approximately $5,075,000.

     In addition to the Westfort lawsuit, we are party to various legal proceedings arising in the normal course of our business. We do not believe that the outcome of these proceedings, either individually or in the aggregate, will have a material adverse effect on our financial condition.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

            CAUTIONARY STATEMENTS FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

     We include the following cautionary statement in accordance with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 for any forward-looking statement made by us, or on our behalf. The factors identified in this cautionary statement are important factors (but not necessarily all of the important factors) that could cause actual results to differ materially from those expressed in any forward-looking statement made by us, or on our behalf. Where any such forward-looking statement includes a statement of the assumptions or bases underlying such forward-looking statement, we caution that, while we believe such assumptions or bases to be reasonable and make them in good faith, assumed facts or bases almost always vary from actual results. The differences between assumed facts or bases and actual results can be material, depending upon the circumstances.

     Where, in any forward-looking statement, Patterson-UTI, or our management, expresses an expectation or belief as to the future results, such expectation or belief is expressed in good faith and believed to have a reasonable basis. However, there can be no assurance that the statement of expectation or belief will result, or be achieved or accomplished. Taking this into account, the following are identified as important risk factors that could cause actual results to differ materially from those expressed in any forward-looking statement made by, or on behalf of, Patterson-UTI:

PATTERSON-UTI IS DEPENDENT ON THE OIL AND NATURAL GAS INDUSTRY AND MARKET PRICES FOR OIL AND NATURAL GAS. DECLINES IN OIL AND NATURAL GAS PRICES HAVE ADVERSELY AFFECTED OUR OPERATIONS.

     Our revenue, profitability and rate of growth are substantially dependent upon prevailing prices for oil and natural gas. In recent years, oil and natural gas prices and, therefore, the level of drilling, exploration, development and production, have been extremely volatile. Prices are affected by:

     - market supply and demand,

     - international military, political and economic conditions, and

     - the ability of the Organization of Petroleum Exporting Countries, commonly known as OPEC, to set and maintain production and price targets.

     All of these factors are beyond our control. Beginning in the third quarter of 2001 and continuing through the date of this report, commodity price uncertainty has adversely affected our operations. We expect oil and natural gas prices to continue to be volatile and to affect our financial condition and operations and ability to access sources of capital.

INDUSTRY CONDITIONS FOR CONTRACT DRILLING SERVICES HAVE BEEN POOR FOR MUCH OF THE TIME SINCE 1982.

     The contract drilling business experienced increased demand for drilling services from 1995 through most of 1997 due to higher oil and natural gas prices. The increase in demand returned, beginning in mid-1999 and continued through the second quarter of 2001. However, except for those periods and other occasional upturns, the market for onshore contract drilling services and the other services we provide has generally been depressed since 1982, when the number of operable land drilling rigs was at record levels. Since this time there have been substantially more drilling rigs available than necessary to meet demand in most operational and geographic segments of the North American land drilling industry. As a result, drilling contractors have had difficulty sustaining profit margins.

     In addition to adverse effects that future declines in demand could have on Patterson-UTI, ongoing factors which could adversely affect utilization rates and pricing, even in an environment of stronger oil and natural gas prices and increased drilling activity, include:

     - movement of drilling rigs from region to region,

     - reactivation of land-based drilling rigs, or

     - new construction of drilling rigs.

     We cannot predict either the future level of demand for our contract drilling services or future conditions in the oil and natural gas contract drilling business.

SHORTAGES OF DRILL PIPE, REPLACEMENT PARTS AND OTHER RELATED RIG EQUIPMENT ADVERSELY AFFECTS PATTERSON-UTI'S OPERATING RESULTS.

     During periods of increased demand for drilling services, the industry has experienced shortages of drill pipe, replacement parts and other related rig equipment. These shortages caused the price of these items to increase significantly and required that orders for the items be placed well in advance of expected use. These price increases and delays in delivery caused us to substantially increase capital expenditures in our contract drilling segment. Severe shortages could impair our ability to operate our drilling rigs.

THE VARIOUS BUSINESS SEGMENTS IN WHICH WE OPERATE ARE HIGHLY COMPETITIVE WITH EXCESS CAPACITY WHICH MAY ADVERSELY AFFECT OUR OPERATING RESULTS.

     Our land drilling and pressure pumping businesses are intensely competitive due to the fact that the supply of available land drilling rigs and pressure pumping equipment exceeds the demand for those rigs and equipment. This excess capacity has resulted in substantial competition for drilling and pressure pumping contracts. The fact that drilling rigs and pressure pumping equipment are mobile and can be moved from one market to another in response to market conditions heightens the competition in the industry.

     Patterson-UTI believes that price competition for drilling and pressure pumping contracts will continue for the foreseeable future due to the existence of available rigs and pressure pumping equipment. In addition, some of our competitors have greater financial resources than we do which may enable them to:

     - better withstand industry downturns,

     - compete more effectively on the basis of price, and

     - acquire existing rigs or equipment or build new rigs or equipment.

     In recent years, many drilling and pressure pumping companies have consolidated or merged with other companies. Although this consolidation has decreased the total number of competitors, we believe the competition for drilling and pressure pumping services will continue to be intense.

     The drilling and completion fluids services industry is highly competitive. Price is generally the most important competitive factor in the industry. Other competitive factors include the availability of chemicals and experienced personnel, the reputation of the fluids services provider in the drilling industry and our relationship with existing customers. Some of our competitors have substantially greater resources and longer operating histories than we have. We believe that competition for drilling and completion fluids service contracts will continue to be intense.

LABOR SHORTAGES ADVERSELY AFFECT OUR OPERATING RESULTS.

     During periods of increased demand for contract drilling services, the industry experiences shortages of qualified drilling rig personnel. During these periods, our ability to attract and retain sufficient qualified personnel to market and operate our drilling rigs is adversely affected. Labor shortages also cause wage increases, which impact our operating margins.

CONTINUED GROWTH OF PATTERSON-UTI THROUGH RIG ACQUISITION IS NOT ASSURED.

     We have increased our drilling rig fleet over the past several years through mergers and acquisitions. In May 2001, UTI merged with Patterson in a so-called "merger of equals." The combination of the two companies doubled the number of our drilling rigs. The land drilling industry has experienced significant consolidation over the past several years, and there can be no assurance that acquisition opportunities will continue to be available. Additionally, we are likely to continue to face intense competition from other companies for available acquisition opportunities.

     There can be no assurance that we would:

     - have sufficient capital resources to complete additional acquisitions,

     - successfully integrate acquired operations and assets,

     - be able to manage effectively the growth and increased size,

     - be successful in deploying idle or stacked rigs,

     - be able to maintain the crews and market share attributable to operating drilling rigs acquired, or

     - be successful in improving our financial condition, results of operation, business or prospects in any material manner as a result of any completed acquisition.

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

THE NATURE OF OUR BUSINESS OPERATIONS PRESENTS INHERENT RISKS OF LOSS THAT, IF NOT INSURED OR INDEMNIFIED AGAINST COULD ADVERSELY AFFECT PATTERSON-UTI'S OPERATING RESULTS.

     Our operations are subject to many hazards inherent in the contract drilling, pressure pumping and drilling and completion fluids businesses, which in turn could cause personal injury or death, work stoppage or serious damage to our equipment. Our operations could also cause environmental and reservoir damages. We maintain insurance coverage and have indemnification agreements with many of our customers. However, there is no assurance that such insurance or indemnification agreements would adequately protect Patterson-UTI against liability from all consequences of the hazards. Additionally, there can be no assurance that insurance would be available to cover any or all of these risks, or, even if available, that insurance premiums or other costs would not rise significantly in the future, so as to make such insurance prohibitive.

VIOLATIONS OF ENVIRONMENTAL LAWS AND REGULATIONS COULD MATERIALLY ADVERSELY AFFECT PATTERSON-UTI OPERATING RESULTS.

     The drilling of oil and natural gas wells is subject to various state, federal and foreign laws, rules and regulations. The cost to Patterson-UTI of compliance with these laws and regulations could be substantial. Failure to comply with these requirements could subject Patterson-UTI to substantial civil and criminal penalties. In addition, federal law imposes a variety of regulations on "responsible parties" related to the prevention of oil spills and liability for damages from such spills. Patterson-UTI, as an owner and operator of land-based drilling rigs may be deemed to be a responsible party under federal law. Our operations and facilities are subject to numerous state and federal environmental laws, rules and regulations, including, without limitation, laws concerning the containment and disposal of hazardous substances, oil field waste and other waste materials, the use of underground storage tanks and the use of underground injection wells. We generally try to require our customers to contractually assume responsibility for compliance with environmental regulations, however, we are not always successful in shifting all of those risks, nor is there any assurance that the applicable customer will be financially able to bear those risks assumed.

SOME OF OUR CONTRACT DRILLING SERVICES ARE DONE UNDER TURNKEY AND FOOTAGE CONTRACTS, WHICH ARE FINANCIALLY RISKY.

     A portion of our contract drilling is done under turnkey contracts and footage contracts, which involve significant risks. Under turnkey drilling contracts, we contract to drill a well to a certain depth under specified conditions for a fixed price. Under footage contracts, we contract to drill a well to a certain depth under specified conditions at a fixed price per foot. The risk to us under these types of drilling contracts are greater than on a well drilled on a daywork basis. Unlike daywork contracts, we must bear the cost of performing drilling services until the target depth is reached. We must also make significant up-front working capital commitments prior to receiving payment. In addition, we must assume most of the risk associated with the drilling operations, generally assumed by the operator of the well on a daywork contract, including blowouts, loss of hole from fire, machinery breakdowns and abnormal drilling conditions. Accordingly, if severe drilling problems are encountered in drilling wells under such contracts, we could suffer substantial losses.

ANTI-TAKEOVER MEASURES IN OUR CHARTER DOCUMENTS AND UNDER STATE LAW COULD DISCOURAGE AN ACQUISITION OF PATTERSON-UTI AND THEREBY AFFECT THE RELATED PURCHASE PRICE.

     Patterson-UTI, as a Delaware corporation, is subject to the Delaware General Corporation Law, including Section 203, an anti-takeover law enacted in 1988. We have also enacted certain anti-takeover measures, including a stockholders' rights plan. In addition, our board of directors has the authority to issue up to one million shares of preferred stock and to determine the price, rights (including voting rights), conversion ratios, preferences and privileges of that stock without further vote or action by the holders of the common stock. As a result of these measures and others, potential acquirers of Patterson-UTI may find it more difficult or be discouraged from attempting to effect an acquisition transaction with us. This may deprive holders of our securities of certain opportunities to sell or otherwise dispose of the securities at above-market prices pursuant to any such transactions.

WE HAVE PAID NO DIVIDENDS ON OUR COMMON STOCK AND HAVE NO PLANS TO PAY
DIVIDENDS.

     We have not declared or paid cash dividends on our common shares in the past. We do not expect to declare or pay any cash dividends on our common stock in the foreseeable future. The terms of our existing credit facility limit the payment of dividends without the prior written consent of the lenders.

                                    PART II

ITEM 5. MARKET FOR OUR COMMON SHARES AND RELATED STOCKHOLDER MATTERS.

     Our common stock, par value $0.01 per share is publicly traded on the Nasdaq National Market and is quoted under the symbol "PTEN." In November 2001, our common stock was added to the S&P MidCap 400 Index. Our common stock is also included in several other market indexes.

     The following table sets forth the high and low closing prices of our common shares for the periods indicated:

                                                                HIGH       LOW
                                                              --------   --------
2001:
First quarter...............................................  $  40.44   $  29.94
Second quarter..............................................     36.28      17.87
Third quarter...............................................     18.68      11.69
Fourth quarter..............................................     24.48      12.16
2000:
First quarter...............................................  $  31.75   $  12.38
Second quarter..............................................     31.81      16.13
Third quarter...............................................     35.94      18.75
Fourth quarter..............................................     38.19      23.06

     As of March 1, 2002, there were approximately 330 holders of record (approximately 23,400 beneficial holders) of our common shares.

     We have not declared or paid cash dividends on our common shares in the past and do not expect to declare or pay any cash dividends on our common stock in the foreseeable future. Instead, we intend to retain our earnings to support the operations and growth of our business. Any future cash dividends would depend on future earnings, capital requirements, financial condition and other factors deemed relevant by the board of directors. In addition, the terms of our existing credit facility limit the payment of dividends without the prior written consent of the lenders.

     During 2001, we issued a total of 1,260,070 common shares and three-year warrants to acquire 325,000 common shares that were not registered under the Securities Act of 1933, as amended. The shares and warrants were issued as follows:

     - We issued a total of 810,070 common shares during January 2001 as partial consideration for the acquisition of Jones Drilling Corporation and the assets of three related entities.

     - The remaining 450,000 common shares and warrants to acquire 325,000 shares were issued during December 2001, as partial consideration for the acquisition of certain assets of Cleere Drilling Company.

     No underwriter was involved in either of the transactions and no sales commissions, fees or similar compensation were paid by us to any person in connection with the issuance of the shares. We believe that the issuance of the shares in each instance was exempt from the registration requirements of Section 5 of the Securities Act by virtue of Section 4(2) of the Securities Act and/or under Rule 506 of Regulation D promulgated by the SEC thereunder.

ITEM 6. SELECTED FINANCIAL DATA.

     The selected consolidated financial data of Patterson-UTI as of December 31, 2001, 2000, 1999, 1998 and 1997 and for each of the five years then ended should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and related Notes thereto, included as Items 7 and 8, respectively, of this document. Historical financial statements as presented herein, have been restated to provide for the retroactive effect of the merger with UTI Energy Corp., on May 8, 2001.

                                                        YEAR ENDED DECEMBER 31,
                                     --------------------------------------------------------------
                                        2001         2000         1999         1998         1997
                                        ----         ----         ----         ----         ----
                                                (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
INCOME STATEMENT DATA:
Operating revenues:
  Drilling.........................  $  839,931   $  512,998   $  266,212   $  329,003   $  340,114
  Drilling and completion fluids...      94,456       32,053       11,686       13,397           --
  Pressure pumping.................      39,600       21,465       20,721       23,365       20,923
  Other............................      15,988       15,806        8,747        7,362       12,694
                                     ----------   ----------   ----------   ----------   ----------
          Total....................     989,975      582,322      307,366      373,127      373,731
                                     ----------   ----------   ----------   ----------   ----------
Operating costs and expenses:
  Drilling.........................     487,343      384,840      224,590      253,768      253,665
  Drilling and completion fluids...      80,034       26,545        9,864       10,205           --
  Pressure pumping.................      21,146       13,403       12,219       14,041       12,615
  Depreciation, depletion and
     amortization..................      86,159       61,464       52,553       51,436       28,927
  General and administrative.......      28,561       22,190       17,735       20,004       16,675
  Bad debt expense.................       2,045          570          282        1,233          745
  Merger costs.....................       5,943           --           --           --           --
  Restructuring and related
     charges.......................       7,202           --           --           --           --
  Other............................       4,370        4,725         (427)       3,361        2,233
                                     ----------   ----------   ----------   ----------   ----------
          Total....................     722,803      513,737      316,816      354,048      314,860
                                     ----------   ----------   ----------   ----------   ----------
Operating income (loss)............     267,172       68,585       (9,450)      19,079       58,871
                                     ----------   ----------   ----------   ----------   ----------
Other income (expense).............        (677)      (8,481)      (7,053)      (5,953)      (3,581)
                                     ----------   ----------   ----------   ----------   ----------
Income (loss) before income
  taxes............................     266,495       60,104      (16,503)      13,126       55,290
Income tax expense (benefit).......     102,333       22,878       (4,766)       5,328       20,475
                                     ----------   ----------   ----------   ----------   ----------
Net income (loss)..................  $  164,162   $   37,226   $  (11,737)  $    7,798   $   34,815
                                     ==========   ==========   ==========   ==========   ==========
Net income (loss) per common share:
  Basic............................  $     2.15   $     0.52   $    (0.18)  $     0.12   $     0.84
                                     ==========   ==========   ==========   ==========   ==========
  Diluted..........................  $     2.07   $     0.50   $    (0.18)  $     0.12   $     0.78
                                     ==========   ==========   ==========   ==========   ==========
Weighted average number of common
  shares outstanding:
  Basic............................      76,407       71,207       66,483       63,785       41,575
                                     ==========   ==========   ==========   ==========   ==========
  Diluted..........................      79,197       74,841       66,483       65,757       44,574
                                     ==========   ==========   ==========   ==========   ==========
BALANCE SHEET DATA:
Total assets.......................  $  869,642   $  739,898   $  496,715   $  468,554   $  411,248
Long-term debt.....................          --       79,416       82,196       87,435       46,758
Stockholders' equity...............     687,142      481,299      309,695      300,881      290,880
Working capital....................     110,172      127,299       45,161       47,837      111,216

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

     - continued volatility of oil and natural gas prices,

     - source and sufficiency of funds required for capital needs and additional rig acquisitions (if further opportunities arise),

     - future utilization of net operating loss carryforwards,

     - impact of inflation on our financial position and on our earnings per share, and

     - other such matters.

     The words "believes," "budgeted," "expects," "project," "will," "could," "may," "plans," "intends," "strategy," or "anticipates," and similar expressions are used to identify our forward-looking statements. We do not undertake to update, revise or correct any of our forward-looking information. Readers are cautioned that such forward-looking statements should be read in conjunction with our disclosures under the heading: "Cautionary Statement for Purposes of the 'Safe Harbor' Provisions of the Private Securities Litigation Reform Act of 1995" beginning on page 13.

     Off balance sheet arrangements. We have no off balance sheet arrangements other than letters of credit of $20.0 million at December 31, 2001, maintained for the benefit of various insurance companies as collateral for retrospective premiums and retained losses which would become payable under the terms of the underlying insurance contracts. These letters of credit expire variously during each calendar year, but provide for an indefinite number of annual extensions of the expiration date. No amounts have been drawn under the letters of credit.

     Trading and investing. We do not engage in trading activities that include high-risk securities, such as derivatives and non-exchange traded contracts. We invest cash on hand only in highly liquid, short-term investments such as overnight deposits, money markets and highly rated municipal and commercial bonds.

     Description of business. We are a leading provider of land-based contract drilling services to major and independent oil and natural gas producers and operators in Texas, New Mexico, Oklahoma, Louisiana, Mississippi, Utah and Western Canada. We own the second largest land-based drilling fleet in North America with 319 drilling rigs. We provide drilling fluids, completion fluids and related services to oil and natural gas producers in the Permian Basin of West Texas and Southeast New Mexico, South Texas, East Texas, Oklahoma, the Gulf Coast regions of Texas and Louisiana, and the Gulf of Mexico. Drilling and completion fluids are used by oil and natural gas operators during the drilling process to control pressure when drilling oil and natural gas wells. We also provide pressure pumping services in the Appalachian Basin. These services consist primarily of well stimulation and cementing for completion of new wells and remedial work on existing wells. To a lesser extent, we are engaged in the development, exploration, acquisition and production of oil and natural gas. Our oil and natural gas operations are not financially material and do not warrant disclosure as a business segment.

     The contract drilling business experienced increased demand for drilling services from 1995 through most of 1997 due to higher oil and natural gas prices. The increase in demand returned, beginning in mid-1999 and continued through the second quarter of 2001. However, except for those periods and other occasional upturns, the market for onshore contract drilling services and the other services we provide has generally been depressed since 1982, when the number of operable land drilling rigs was at record levels. Since this time there have been substantially more drilling rigs available than necessary to meet demand in most operational and geographic segments of the North American land drilling industry. As a result, drilling contractors have had difficulty sustaining profit margins.

     In addition to adverse effects that future declines in demand could have on Patterson-UTI, ongoing factors which could adversely affect utilization rates and pricing, even in an environment of stronger oil and natural gas prices and increased drilling activity, include:

     - movement of drilling rigs from region to region,

     - reactivation of land-based drilling rigs, or

     - new construction of drilling rigs.

     We cannot predict either the future level of demand for our contract drilling services or future conditions in the oil and natural gas contract drilling business.

     Management estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Revenue recognition. Generally, revenues are recognized when services are performed. We follow the percentage-of-completion method of accounting for footage contract drilling arrangements. Under this method, all drilling revenues, direct costs and appropriate portions of indirect costs, related to the contracts in progress, are recognized as contract drilling services are performed. Due to the nature of turnkey contract drilling arrangements and risks therein, we follow the completed contract method of accounting for such arrangements. Under this method, all drilling advances, direct costs and appropriate portions of indirect costs (including maintenance and repairs) related to the contracts in progress are deferred and recognized as revenues and expenses in the period the contracts are completed. Provisions for losses on incomplete or in-process contracts are made when estimated total costs are expected to exceed total estimated revenues.

     Related party transactions. In 2001, 2000 and 1999, we leased a 1981 Beech King-Air 90 airplane owned by an affiliate of our Chief Executive Officer and our President/Chief Operating Officer. Under the terms of the lease, we paid a monthly rental of $9,200 and our proportionate share of the costs of fuel, insurance, taxes and maintenance of the aircraft. We paid approximately $212,283, $193,769 and $222,583 for the lease of the airplane during 2001, 2000 and 1999, respectively.

     An affiliate acted as the first purchaser of oil produced from certain leases we operated during 1999. Sales of oil to that entity, both royalty and working interest were approximately $8.4 million. There were no sales of oil to that entity in 2001 or 2000.

     The Company operates certain oil and natural gas properties in which our Chief Executive Officer, our President/Chief Operating Officer, our Chief Financial Officer and other affiliated persons or entities, purchased a joint interest ownership with us and other industry partners. We made oil and natural gas production payments (net of royalty) of $8.3 million, $13.4 million and $6.1 million from these properties in 2001, 2000 and 1999, respectively, to the aforementioned persons or entities. These persons or entities reimbursed us for joint operating costs of $5.9 million, $8.0 million and $5.9 million in 2001, 2000 and 1999, respectively.

     In 2001, we paid approximately $387,000 to an entity owned by a relative of our President/Chief Operating Officer for certain equipment and metal fabrication services. One of our directors is a director and an officer of a company from which we purchased drill pipe, materials and supplies totalling approximately $22.0 million in 2001. This same director was an officer of a customer through February 2001 from which we received approximately $500,000 in revenues in 2001.

LIQUIDITY AND CAPITAL RESOURCES

     As of December 31, 2001, we had working capital of approximately $110.2 million including cash and cash equivalents of approximately $33.6 million. For 2001, our significant sources of cash flow were:

     - $254.0 million derived from operations,

     - $6.1 million from the exercise of stock options and warrants,

     - $9.8 million of proceeds provided by a credit facility, and

     - $742,000 from the sale of certain property and equipment.

     Correspondingly, we used a portion of the funds discussed above as follows:

     - $89.2 million to repay notes payable,

     - $40.5 million as partial consideration in the acquisitions of Jones Drilling Corporation and the assets of three related entities, the drilling rigs and certain other assets of Cleere Drilling Company and six additional drilling rigs from three separate transactions,

     - $172.8 million to make capital expenditures for the betterment and refurbishment of our drilling rigs, as well as the acquisition and procurement of drilling equipment, including drill pipe, to fund leasehold acquisition, exploration and development of oil and natural gas properties and to fund capital expenditures for our drilling and completion fluids and pressure pumping segments and

     - $1.1 million for the purchase of other long-term assets.

     During 2001, we entered into five separate transactions, all accounted for as purchases, whereby we increased our land-based drilling rig fleet to 319, an increase of 44 rigs from a year ago. A brief description of each of the transactions follows:

     - On December 21, 2001, we acquired 17 drilling rigs and related equipment from Cleere Drilling Company for an aggregate purchase price of $25.8 million. The purchase price consisted of $13.5 million cash plus 450,000 shares of our common stock and warrants to acquire an additional 325,000 shares of common stock at an exercise price of $26.75 per share. The common stock was recorded at $21.55 per share and the warrants were valued at $8.00 per underlying share of our common stock using the Black-Scholes option valuation model.

     - On January 5, 2001, we acquired Jones Drilling Corporation and certain assets of three entities related to Jones Drilling Corporation. The acquired assets consisted of 21 drilling rigs (of which 14 were then marketable) and related equipment and approximately $2.3 million of net working capital. The purchase price of $33.0 million consisted of 810,070 shares of the Company's common stock valued at $26.8125 per share and $11.3 million cash plus approximately $240,000 in transaction costs.

     - In January 2001, we acquired six drilling rigs, through three separate transactions, for approximately $15.7 million cash.

     On February 4, 2001, Patterson entered into an Agreement and Plan of Merger with UTI providing for the merger of the two entities. On May 8, 2001, the stockholders of each company approved the merger, and the merger was consummated. Each outstanding share of UTI common stock was converted into one share of Patterson common stock and each option or warrant then outstanding representing the right to receive UTI common stock was converted into the right to purchase Patterson-UTI common stock on an equivalent basis. A total of 37,782,135 shares of Patterson common stock was issued pursuant to the merger and an additional 3,621,079 shares were reserved for issuance under the UTI stock option plans. Additionally, our stockholders approved an increase in the authorized shares of our common stock from 50 million to 200 million and a name change to "Patterson-UTI Energy, Inc."

     During 2001, we repaid $89.2 million under our existing credit facilities and other term obligations. We incurred expenses of $448,000 as a result of prepayment penalties and $942,000 related to deferred financing costs which were unamortized at the time the debt was extinguished. The penalties and deferred financing costs were included in restructuring and related charges during 2001.

     In June 2001, we increased our existing revolving line of credit to $100.0 million and extended the term of the facility to June 2005. The revolving line of credit carries a floating interest rate of LIBOR plus 1.75% to 2.75% based on twelve-month trailing EBITDA. The facility has no financial covenants unless availability under the facility is less than $20.0 million. The terms of our credit facility limit the payment of dividends without the prior written consent of the lenders.

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

RESULTS OF OPERATIONS

COMPARISON OF THE YEARS ENDED DECEMBER 31, 2001 AND 2000

     The following tables summarize our operations for the twelve months ended December 31, 2001 and 2000:

                                                          YEAR ENDED DECEMBER 31,
                                                    ------------------------------------
CONTRACT DRILLING                                      2001          2000       % CHANGE
-----------------                                   ----------   ------------   --------
                                                             (DOLLARS IN 000'S)
Revenues..........................................  $  839,931    $  512,998      63.7%
Drilling cost.....................................     487,343       384,840      26.6%
Selling, general and administrative...............       5,277         5,457      (3.3)%
Depreciation and amortization.....................      72,797        54,274      34.1%
Operating income..................................     274,514        68,427     301.2%
Rig utilization rate..............................          70%           66%      6.1%
Average number of rigs owned......................         302           263      14.8%
Operating days....................................      76,871        63,303      21.4%
Average revenue per operating day.................  $    10.93    $     8.10      34.9%
Average drilling cost per operating day...........        6.34          6.08       4.3%

     The significant increases shown were reflective of increased activity in the contract drilling industry and specifically:

     - increases in average rig utilization and in the number of operating days,

     - increases in dayrates as evidenced by average revenue per operating day, and

     - the addition of an average 39 drilling rigs from 2000 to 2001.

     Largely due to favorable commodity prices during the first half of 2001, the demand for our contract drilling services was strong as we reached our peak rig utilization of 81% in July. However, beginning in the third quarter of 2001 the industry conditions began to deteriorate as the commodity prices of oil and natural gas significantly weakened. Market prices for oil fell from approximately $27 per barrel at the end of 2000 to approximately $17 per barrel in late 2001 and natural gas prices declined from approximately $10 per Mcf to under $3 per Mcf for the same time period. Accordingly, the demand for our contract drilling services has been negatively impacted. Should commodity prices improve, we would expect to begin to see increases in demand.

                                                          YEAR ENDED DECEMBER 31,
                                                      --------------------------------
DRILLING AND COMPLETION FLUIDS                          2001        2000      % CHANGE
------------------------------                        ---------   ---------   --------
                                                             (DOLLARS IN 000'S)
Revenues............................................  $  94,456   $  32,053     194.7%
Drilling and completion fluids cost.................     80,034      26,545     201.5%
Selling, general and administrative.................      7,936       4,294      84.8%
Depreciation and amortization.......................      2,644       1,464      80.6%
Operating income (loss).............................      3,842        (250)  1,636.8%
Total jobs..........................................      1,920         601     219.5%
Average revenue per job.............................  $   49.20   $   53.33      (7.7)%

     The increases above were primarily attributable to the purchase of the fluids division of Ambar, Inc., during October 2000 providing for twelve months of activity in 2001 versus three months in 2000. Deteriorating industry conditions as noted above also had an adverse impact on our drilling and completion fluids division beginning in the third quarter of 2001. Should industry conditions improve, we would expect to begin to see improvements in such operations.

                                                          YEAR ENDED DECEMBER 31,
                                                      --------------------------------
PRESSURE PUMPING                                        2001        2000      % CHANGE
----------------                                      ---------   ---------   --------
                                                             (DOLLARS IN 000'S)
Revenues............................................  $  39,600   $  21,465     84.5%
Pressure pumping cost...............................     21,146      13,403     57.8%
Selling, general and administrative.................      3,910       3,196     22.3%
Depreciation........................................      1,895       1,564     21.2%
Operating income....................................     12,649       3,302    283.1%
Total jobs..........................................      4,609       3,329     38.5%
Average revenue per job.............................  $    8.59   $    6.45     33.2%

     The improvement in the pressure pumping segment's operating results were primarily attributable to improved market conditions throughout 2001 as evidenced by the increase in number of jobs and revenue per job.

                                                          YEAR ENDED DECEMBER 31,
                                                      --------------------------------
OTHER AND CORPORATE                                     2001        2000      % CHANGE
-------------------                                   ---------   ---------   --------
                                                             (DOLLARS IN 000'S)
Revenues............................................  $  15,988   $  15,806       1.2%
Other expenses......................................      4,370       4,725      (7.5)%
Selling, general and administrative.................     11,438       9,243      23.7%
Depreciation, depletion, and amortization...........      8,823       4,162     112.0%
Bad debt expense....................................      2,045         570     258.8%
Merger costs........................................      5,943          --     100.0%
Restructuring and related charges...................      7,202          --     100.0%
Operating loss......................................    (23,833)     (2,894)   (723.5)%

     The merger costs and restructuring charges incurred in 2001 are associated with our merger with UTI that occurred in 2001. Weakened commodity prices resulted in depletion expense increasing from $3.4 million in 2000 to $7.2 million in 2001. Included in depletion expense in 2001 is approximately $1.1 million of impairment expense to our oil and natural gas properties and other valuation allowances associated with impairment to our undeveloped properties. This impairment is attributable to declining commodity prices and unfavorable results from certain oil and natural gas prospects. Selling, general and administrative expenses increased primarily as a result of the increased activity as evidenced by the operating segments' individual results of operations and the growth of our Company in 2001 through acquisitions. Included in this increase are management and operational bonuses resulting from improved operations.

COMPARISON OF THE YEARS ENDED DECEMBER 31, 2000 AND 1999

     The following tables summarize our operations for the twelve months ended December 31, 2000 and 1999:

                                                         YEAR ENDED DECEMBER 31,
                                                    ----------------------------------
CONTRACT DRILLING                                      2000         1999      % CHANGE
-----------------                                   ----------   ----------   --------
                                                            (DOLLARS IN 000'S)
Revenues..........................................  $  512,998   $  266,212     92.7%
Drilling cost.....................................     384,840      224,590     71.4%
Selling, general and administrative...............       5,457        5,142      6.1%
Depreciation and amortization.....................      54,274       46,907     15.7%
Operating income (loss)...........................      68,427      (10,427)   756.2%
Rig utilization rate..............................          66%          43%    53.5%
Average number of rigs owned......................         263          231     13.9%
Operating days....................................      63,303       36,385     74.0%
Average revenue per operating day.................  $     8.10   $     7.32     10.7%
Average drilling cost per operating day...........        6.08         6.17     (1.5)%

     The significant increases shown were reflective of increased activity in the contract drilling industry and specifically:

     - increases in average rig utilization and in the number of operating days,

     - increases in dayrates as evidenced by average revenue per operating day, and

     - the addition of an average 32 drilling rigs from 1999 to 2000.

                                                          YEAR ENDED DECEMBER 31,
                                                      --------------------------------
DRILLING AND COMPLETION FLUIDS                          2000        1999      % CHANGE
------------------------------                        ---------   ---------   --------
                                                             (DOLLARS IN 000'S)
Revenues............................................  $  32,053   $  11,686    174.3%
Drilling and completion fluids cost.................     26,545       9,864    169.1%
Selling, general and administrative.................      4,294       2,036    110.9%
Depreciation and amortization.......................      1,464       1,065     37.5%
Operating income (loss).............................       (250)     (1,279)    80.5%
Total jobs..........................................        601         504     19.2%
Average revenue per job.............................  $   53.33   $   23.19    130.0%

     The increases above were primarily attributable to the purchase of the fluids division of Ambar, Inc., during October 2000 providing for three months of activity in 2000 and favorable industry conditions during most of 2000.

                                                          YEAR ENDED DECEMBER 31,
                                                      --------------------------------
PRESSURE PUMPING                                        2000        1999      % CHANGE
----------------                                      ---------   ---------   --------
                                                             (DOLLARS IN 000'S)
Revenues............................................  $  21,465   $  20,721      3.6%
Pressure pumping cost...............................     13,403      12,219      9.7%
Selling, general and administrative.................      3,196       3,457     (7.5)%
Depreciation........................................      1,564       1,391     12.4%
Operating income....................................      3,302       3,654     (9.6)%
Total jobs..........................................      3,329       2,892     15.1%
Average revenue per job.............................  $    6.45   $    7.16     (9.9)%

                                                           YEAR ENDED DECEMBER 31,
                                                       -------------------------------
OTHER AND CORPORATE                                      2000        1999     % CHANGE
-------------------                                    ---------   --------   --------
                                                             (DOLLARS IN 000'S)
Revenues.............................................  $  15,806   $  8,747      80.7%
Other (income) expenses..............................      4,725       (427)  1,206.6%
Selling, general and administrative..................      9,243      7,100      30.2%
Depreciation, depletion and amortization.............      4,162      3,190      30.5%
Bad debt expense.....................................        570        282     102.1%
Operating loss.......................................     (2,894)    (1,398)   (107.0)%

     The increase in revenues in Other and Corporate is reflective of increased activity in our oil and natural gas operations resulting from a rise in the average price received for crude oil from $17.88 per BBL to $30.09 per BBL and a rise in the average price received for natural gas from $2.31 per Mcf to $4.32 per Mcf from 1999 to 2000, respectively.

INCOME TAXES

                                                        YEAR ENDED DECEMBER 31,
                                                   ----------------------------------
                                                      2001        2000        1999
                                                   ----------   ---------   ---------
                                                           (DOLLARS IN 000'S)
Total income tax provision (benefit).............  $  102,333   $  22,878   $  (4,766)
Effective tax rate...............................        38.4%       38.1%      (28.9)%

     We recognized income tax benefit of $4.8 million for 1999, resulting from losses from operations. We recognized income tax expense of $22.9 million for 2000, even though a minimal current expense existed due to loss carryforwards from prior years.

     Our remaining unutilized investment tax credit carryforward expired in 2000. Net operating losses were fully utilized in 2001 and the remaining alternative minimum tax credit may be carried forward indefinitely. Deferred tax assets at December 31, 2001, consist primarily of various allowance accounts and tax deferred expenses expected to generate a future tax benefit of approximately $8.1 million.

     We record non-cash federal deferred income taxes based primarily on the relationship between the amount of our unused federal NOL carryforwards and the temporary differences between the book basis and tax basis in our assets. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the year in which those temporary differences are expected to be recovered or settled. As a result of fully recognizing the benefit of our deferred income taxes, we will incur deferred income tax expense as these benefits are utilized. We incurred deferred income tax expense of approximately $14.6 million and $15.9 million for 2001 and 2000, respectively, and a deferred income tax benefit of approximately $4.9 million for 1999.

VOLATILITY OF OIL AND NATURAL GAS PRICES

     Our revenue, profitability and future rate of growth are substantially dependent upon prevailing prices for oil and natural gas, with respect to all of our operating segments. Historically, oil and natural gas prices and markets have been volatile. Prices are affected by market supply and demand factors as well as actions of state and local agencies, the United States and foreign governments and international cartels. All of these are beyond our control. Any significant or extended decline in oil and/or natural gas prices would have a material adverse effect on our financial condition and results of operations.

     Due to a decline in oil and natural gas prices beginning in the second quarter of 2001, demand for drilling rigs declined beginning in the third quarter of 2001 and is continuing. This decline in demand has resulted in a steep decline in drilling rig utilization and day rates, which in turn has adversely impacted our operations.

IMPACT OF INFLATION

     We believe that inflation will not have a significant near-term impact on our financial position.

RECENTLY-ISSUED ACCOUNTING STANDARDS

     The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141, "Business Combinations," ("SFAS No. 141") in June 2001. SFAS No. 141 addresses financial accounting and reporting for business combinations and supersedes APB Opinion No. 16, "Business Combinations," and FASB Statement No. 38, "Accounting for Preacquisition Contingencies of Purchased Enterprises." SFAS No. 141 is effective for all business combinations initiated after June 30, 2001 and mandates that such combinations are to be accounted for using the purchase method. The Company adopted SFAS No. 141 as of June 30, 2001.

     The FASB issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," ("SFAS No. 142") in June 2001. SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, "Intangible Assets." SFAS No. 142 applies to all fiscal years beginning after December 15, 2001. The provisions of SFAS No. 142, which the Company adopted on January 1, 2002, are not expected to have a material impact on the Company's consolidated financial statements. Approximately $4.6 million in amortization expenses recognized during 2001 would not have been recognized under SFAS No. 142.

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

     The FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," ("SFAS No. 144") in August 2001. SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121 and APB Opinion No. 30. SFAS No. 144 is effective beginning January 1, 2002, and is not expected to have a material impact on the Company's consolidated financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We currently have no exposure to interest rate market risk as we have no outstanding balance under our credit facility. Should we incur a balance in the future, we would have some exposure associated with the floating rate of the interest charged on that balance. The credit facility, which expires on June 29, 2005, bears interest at LIBOR plus 1.75% to 2.75% based on the Company's twelve-month trailing EBITDA. Our exposure to interest rate risk due to changes in LIBOR is not expected to be material.

     We conduct some business in Canadian dollars through our Canadian land-based drilling operations. The exchange rate between Canadian dollars and U.S. dollars has fluctuated over the last ten years. If the value of the Canadian dollar against the U.S. dollar weakens, revenues and earnings of our Canadian operations will be reduced when they are translated to U.S. dollars. Also, the value of our Canadian net assets in U.S. dollars may decline.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     Financial Statements are filed as a part of this report at the end of Part IV hereof beginning at page F-1, Index to Consolidated Financial Statements, and are incorporated herein by this reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III

     The information required by Part III is omitted from this report because Patterson-UTI will file a definitive proxy statement pursuant to Regulation 14A of the Securities Exchange Act of 1934 no later than 120 days after the end of the fiscal year covered by this document and certain information included therein is incorporated herein by reference.

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

          2.3 Agreement and Plan of Merger dated as of January 5, 2001 among Patterson Energy, Inc., Patterson Drilling Company LP,
                      LLLP and Jones Drilling Corporation.(4)

          2.4 Agreement and Plan of Merger, dated February 4, 2001, by and between UTI Energy Corp. and Patterson Energy, Inc.(5)

          2.5 Asset Purchase Agreement, dated as of December 21, 2001 among Patterson-UTI Energy, Inc., Patterson-UTI Drilling
                      Company LP, LLLP and Cleere Drilling Company.

          3.1         Restated Certificate of Incorporation.(6)

          3.1.1       Certificate of Correction of Restated Certificate of
                      Incorporation.

          3.2         Amended and Restated Bylaws.

          3.3         Rights Agreement dated January 2, 1997, between Patterson
                      Energy, Inc. and Continental Stock Transfer & Trust
                      Company.(7)

          3.3.1       Amendment to Rights Agreement dated as of October 23,
                      2001.(15)

          4.1         Excerpt from Restated Certificate of Incorporation of
                      Patterson-UTI Energy, Inc. regarding authorized Common Stock and Preferred Stock.(14)

          4.2         Certificate of Designation.(16)

          4.2.1       Amendment to Certificate of Designation.

          4.3         Registration Rights Agreement with Bear, Stearns and Co.
                      Inc., dated March 25, 1994, as assigned to REMY Capital
                      Partners III, L.P.

         10.1         Loan and Security Agreement, dated November 22, 1999.(14)

         10.1.1       First Amendment to Loan and Security Agreement, dated May 2,
                      2000.(14)

         10.1.2       Second Amendment to Loan and Security Agreement, dated May
                      18, 2000.(14)

         10.1.3       Third Amendment to Loan and Security Agreement, dated
                      October 18, 2000.(14)

         10.1.4       Fourth Amendment to Loan and Security Agreement, dated May
                      8, 2001.(14)

         10.1.5       Fifth Amendment to Loan and Security Agreement, dated June
                      29, 2001.(14)

         10.1.6       Revolving Loan Promissory Note, dated June 29, 2001.(14)

         10.1.7       Guaranty Agreement, dated June 29, 2001.(14)

         10.1.8       Pledge Agreement, dated June 29, 2001.(14)

         10.2         Aircraft Lease, dated December 20, 2000, (effective January
                      1, 2001) between Talbott Aviation, Inc. and Patterson
                      Energy, Inc.(8)

         10.3 Patterson-UTI Energy, Inc. 1993 Stock Incentive Plan, as amended.(9)

         10.4         Patterson-UTI Energy, Inc. Non-Employee Directors' Stock
                      Option Plan, as amended.(10)

         10.5         Patterson-UTI Energy, Inc. Amended and Restated 1997
                      Long-Term Incentive Plan.(11)

         10.6 Amended and Restated Non-Employee Director Stock Option Plan of Patterson-UTI Energy, Inc.(12)

         10.7         Amended and Restated Patterson-UTI Energy, Inc. 1996
                      Employee Stock Option Plan.(12)

         10.8         1997 Stock Option Plan of DSI Industries, Inc.(11)

         10.9         Stock Option Agreement dated July 20, 2001 between
                      Patterson-UTI Energy, Inc. and Kenneth R. Peak (a non-employee director of Patterson-UTI Energy, Inc.).

         10.10        Stock Option Agreement dated July 20, 2001 between
                      Patterson-UTI Energy, Inc. and Stephen J. DeGroat (a non-employee director of Patterson-UTI Energy, Inc.).

         10.11        Model Form Operating Agreement.(13)

         10.12        Form of Drilling Bid Proposal and Footage Drilling
                      Contract.(13)

         10.13        Form of Turnkey Drilling Agreement.(13)

         21.1         Subsidiaries of the Registrant.

         23.1         Consent of Independent Accountants -- PricewaterhouseCoopers
                      LLP.

         23.2         Consent of Independent Auditors -- Ernst & Young LLP.

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

 (2) Incorporated by reference to Item 7, "Financial Statements and Exhibits" to Form 8-K dated April 22, 1996 and filed on April 30, 1996.

 (3) Incorporated by reference to Item 7, "Financial Statements and Exhibits" to Form 8-K dated May 16, 1996 and filed on May 22, 1996.

 (4) Incorporated by reference to Item 16, "Exhibits" to Registration Statement on Form S-3 filed on January 8, 2001.

 (5) Incorporated herein by reference to Joint Proxy Statement/Prospectus filed on March 14, 2001.

 (6) Incorporated herein by reference to Item 7, "Financial Statements and Exhibits" to Form 8-K dated and filed on May 8, 2001.

 (7) Incorporated by reference to Item 2, "Exhibits" to Registration Statement on For 8-A filed on January 14, 1997.

 (8) Incorporated herein by reference to Item 14, "Exhibits, Financial Statement Schedules and Reports on Form 8-K" to Form 10-K dated December 31, 2000.

 (9) Incorporated herein by reference to Item 8, "Exhibits" to Registration Statement on Form S-8 (File No. 333-47917) filed on March 13, 1998.

(10) Incorporated herein by reference to Item 8, "Exhibits" to Registration Statement on Form S-8 (File No. 33-39471) filed on November 4, 1997.

(11) Incorporated herein by reference to Item 8, "Exhibits" to Post-Effective Amendment No. 1 to Registration Statement on Form S-8 (file No. 333-60470) filed on July 25, 2001.

(12) Incorporated herein by reference to Item 8, "Exhibits" to Post-Effective Amendment No. 1 to Registration Statement on Form S-8 (file No. 333-60466) filed on July 25, 2001.

(13) Incorporated by reference to Item 27, "Exhibits" to Registration Statement on Form SB-2 (File No. 33-68058-FW) filed on August 30, 1993.

(14) Incorporated herein by reference to Item 6, "Exhibits and Reports on Form 8-K" to Form 10-Q for the quarterly period ended June 30, 2001, filed on August 1, 2001.

(15) Incorporated herein by reference to Item 6, "Exhibits and Reports on Form 8-K" to Form 10-Q for the quarterly period ended September 30, 2001, filed on October 31, 2001.

(16) Incorporated herein by reference to Item 2, "Exhibits" to Registration Statement on Form 8-A (File No. 000-22664) filed on January 14, 1997.

(b) Reports on Form 8-K.

     There were no reports on Form 8-K filed during the three months ended December 31, 2001.

                                    INDEX TO
                       CONSOLIDATED FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
REPORT OF INDEPENDENT ACCOUNTANTS; PRICEWATERHOUSECOOPERS
  LLP ......................................................  F-2
REPORT OF INDEPENDENT ACCOUNTANTS; ERNST & YOUNG LLP........  F-3
CONSOLIDATED FINANCIAL STATEMENTS:
  CONSOLIDATED BALANCE SHEETS AS OF DECEMBER 31, 2001 AND
     2000...................................................  F-4
  CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE YEARS ENDED
     DECEMBER 31, 2001, 2000 AND 1999.......................  F-5
  CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY FOR THE
     YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999...........  F-6
  CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED
     DECEMBER 31, 2001, 2000 AND 1999.......................  F-7
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS................  F-9

                       REPORT OF INDEPENDENT ACCOUNTANTS

The Board of Directors and Stockholders of
Patterson-UTI Energy, Inc.

     In our opinion, based on our audits and the report of other auditors, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Patterson-UTI Energy, Inc. and its subsidiaries at December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, based on our audits and the report of other auditors, the financial schedule listed in Item 14(a)(2) presents fairly, in all material respects, the information set forth therein, when read in conjunction with the related consolidated financial statements. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. The consolidated financial statements give retroactive effect to the merger of UTI Energy Corp. ("UTI") on May 8, 2001 in a transaction accounted for as a pooling of interests, as described in Note 2 to the consolidated financial statements. We did not audit the financial statements of UTI, which statements reflect total assets of $330 million as of December 31, 2000 and total revenues of $275 million and $155 million for the years ended December 31, 2000 and 1999, respectively. Those statements were audited by other auditors whose report thereon has been furnished to us, and our opinion expressed herein, insofar as it relates to the amounts included for UTI, is based solely on the report of the other auditors. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP
Houston, Texas
January 28, 2002

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors
Patterson-UTI Energy, Inc.

     We have audited the consolidated balance sheet of UTI Energy Corp. as of December 31, 2000 and the related consolidated statements of operations, changes in shareholders' equity and cash flows for each of the two years in the period ended December 31, 2000 (not presented separately herein). Our audits also included the financial statement schedule listed in the Index at Item 14(a) of UTI Energy Corp.'s Annual Report (Form 10-K) for the year ended December 31, 2000 (also not presented separately herein). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of UTI Energy Corp. at December 31, 2000, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                          Ernst & Young LLP

Houston, Texas
February 16, 2001

                  PATTERSON-UTI ENERGY, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                                   DECEMBER 31,
                                                              -----------------------
                                                                 2001         2000
                                                              ----------   ----------
                                       ASSETS


Current assets:
  Cash and cash equivalents.................................  $   33,584   $   66,916
  Accounts receivable, net of allowance for doubtful
     accounts of $4,021 and $3,462 at December 31, 2001 and
     2000, respectively.....................................     133,837      136,894
  Federal and state income taxes receivable, net............       1,673        2,447
  Inventory.................................................      16,272       12,953
  Deferred tax assets.......................................       8,747       11,090
  Other.....................................................       5,345        7,442
                                                              ----------   ----------
          Total current assets..............................     199,458      237,742
Property and equipment, at cost, net........................     614,420      442,559
Intangible assets, net......................................      51,634       56,373
Other.......................................................       4,130        3,224
                                                              ----------   ----------
          Total assets......................................  $  869,642   $  739,898
                                                              ==========   ==========

                        LIABILITIES AND STOCKHOLDERS' EQUITY


Current liabilities:
  Current maturities of notes payable.......................  $       --   $    4,477
  Accounts payable:
     Trade..................................................      47,945       71,769
     Other..................................................       4,833       10,119
  Accrued expenses..........................................      36,508       24,078
                                                              ----------   ----------
          Total current liabilities.........................      89,286      110,443
Deferred tax liabilities....................................      92,859       71,899
Other.......................................................         355        1,318
Notes payable...............................................          --       74,939
                                                              ----------   ----------
          Total liabilities.................................     182,500      258,599
                                                              ----------   ----------
Commitments and contingencies...............................          --           --
Stockholders' equity:
  Preferred stock, par value $.01; authorized 1,000 shares,
     no shares issued.......................................          --           --
Common stock, par value $.01; authorized 200,000 shares with
  78,463 and 76,250 issued and 76,956 and 74,743 outstanding
  at December 31, 2001 and 2000, respectively...............         784          763
Additional paid-in capital..................................     441,475      397,489
Retained earnings...........................................     258,834       94,672
Accumulated other comprehensive income (loss)...............      (2,296)          30
Treasury stock, at cost, 1,507 shares.......................     (11,655)     (11,655)
                                                              ----------   ----------
          Total stockholders' equity........................     687,142      481,299
                                                              ----------   ----------
          Total liabilities and stockholders' equity........  $  869,642   $  739,898
                                                              ==========   ==========

  The accompanying notes are an integral part of these consolidated financial statements.

                  PATTERSON-UTI ENERGY, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands, except per share data)

                                                               YEARS ENDED DECEMBER 31,
                                                         ------------------------------------
                                                            2001         2000         1999
                                                         ----------   ----------   ----------
Operating revenues:
  Drilling.............................................  $  839,931   $  512,998   $  266,212
  Drilling and completion fluids.......................      94,456       32,053       11,686
  Pressure pumping.....................................      39,600       21,465       20,721
  Other................................................      15,988       15,806        8,747
                                                         ----------   ----------   ----------
                                                            989,975      582,322      307,366
                                                         ----------   ----------   ----------
Operating costs and expenses:
  Drilling.............................................     487,343      384,840      224,590
  Drilling and completion fluids.......................      80,034       26,545        9,864
  Pressure pumping.....................................      21,146       13,403       12,219
  Depreciation, depletion and amortization.............      86,159       61,464       52,553
  General and administrative...........................      28,561       22,190       17,735
  Bad debt expense.....................................       2,045          570          282
  Merger costs.........................................       5,943           --           --
  Restructuring and related charges....................       7,202           --           --
  Other................................................       4,370        4,725         (427)
                                                         ----------   ----------   ----------
                                                            722,803      513,737      316,816
                                                         ----------   ----------   ----------
Operating income (loss)................................     267,172       68,585       (9,450)
                                                         ----------   ----------   ----------
Other income (expense):
  Interest income......................................       2,080        1,377        1,047
  Interest expense.....................................      (3,142)     (10,108)      (8,269)
  Other................................................         385          250          169
                                                         ----------   ----------   ----------
                                                               (677)      (8,481)      (7,053)
                                                         ----------   ----------   ----------
Income (loss) before income taxes......................     266,495       60,104      (16,503)
                                                         ----------   ----------   ----------
Income tax expense (benefit):
  Current..............................................      87,773        6,931          134
  Deferred.............................................      14,560       15,947       (4,900)
                                                         ----------   ----------   ----------
                                                            102,333       22,878       (4,766)
                                                         ----------   ----------   ----------
Net income (loss)......................................  $  164,162   $   37,226   $  (11,737)
                                                         ==========   ==========   ==========
Net income (loss) per common share:
  Basic................................................  $     2.15   $     0.52   $    (0.18)
                                                         ==========   ==========   ==========
  Diluted..............................................  $     2.07   $     0.50   $    (0.18)
                                                         ==========   ==========   ==========
Weighted average number of common shares outstanding:
  Basic................................................      76,407       71,207       66,483
                                                         ==========   ==========   ==========
  Diluted..............................................      79,197       74,841       66,483
                                                         ==========   ==========   ==========

  The accompanying notes are an integral part of these consolidated financial statements.

                  PATTERSON-UTI ENERGY, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (In thousands)

                                COMMON STOCK                                 ACCUMULATED
                             ------------------   ADDITIONAL                    OTHER
                              NUMBER               PAID-IN      RETAINED    COMPREHENSIVE    TREASURY
                             OF SHARES   AMOUNT    CAPITAL      EARNINGS    INCOME (LOSS)     STOCK        TOTAL
                             ---------   ------   ----------   ----------   -------------   ----------   ----------
December 31, 1998..........    64,897    $  649   $  241,054   $   69,183     $      --     $  (10,005)  $  300,881
  Issuance of common
     stock.................     3,422        34       17,439           --            --             --       17,473
  Stock option
     compensation..........        --        --          250           --            --             --          250
  Exercise of stock
     options...............     1,223        12        2,118           --            --             --        2,130
  Tax benefit related to
     exercise of stock
     options...............        --        --          698           --            --             --          698
  Net loss.................        --        --           --      (11,737)           --             --      (11,737)
                             --------    ------   ----------   ----------     ---------     ----------   ----------
December 31, 1999..........    69,542       695      261,559       57,446            --        (10,005)     309,695
  Issuance of common
     stock.................     4,203        42      120,964           --            --             --      121,006
  Issuance of stock
     purchase warrant......        --        --          900           --            --             --          900
  Treasury stock
     acquired..............        --        --           --           --            --         (1,650)      (1,650)
  Exercise of stock
     purchase warrants.....     1,054        11          683           --            --             --          694
  Exercise of stock
     options...............     1,451        15        6,254           --            --             --        6,269
  Tax benefit related to
     exercise of stock
     options...............        --        --        7,129           --            --             --        7,129
  Foreign currency
     translation...........        --        --           --           --            30             --           30
  Net income...............        --        --           --       37,226            --             --       37,226
                             --------    ------   ----------   ----------     ---------     ----------   ----------
December 31, 2000..........    76,250       763      397,489       94,672            30        (11,655)     481,299
  Issuance of common
     stock.................     1,260        12       31,405           --            --             --       31,417
  Issuance of stock
     purchase warrant......        --        --        2,600           --            --             --        2,600
  Exercise of stock
     purchase warrants.....       121         1        1,819           --            --             --        1,820
  Exercise of stock
     options...............       832         8        4,237           --            --             --        4,245
  Tax benefit related to
     exercise of stock
     options...............        --        --        3,925           --            --             --        3,925
  Foreign currency
     translation...........        --        --           --           --        (2,326)            --       (2,326)
  Net income...............        --        --           --      164,162            --             --      164,162
                             --------    ------   ----------   ----------     ---------     ----------   ----------
December 31, 2001..........    78,463    $  784   $  441,475   $  258,834     $  (2,296)    $  (11,655)  $  687,142
                             ========    ======   ==========   ==========     =========     ==========   ==========

  The accompanying notes are an integral part of these consolidated financial statements.

                  PATTERSON-UTI ENERGY, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                              YEARS ENDED DECEMBER 31,
                                                       --------------------------------------
                                                          2001          2000          1999
                                                       -----------   -----------   ----------
Cash flows from operating activities:
  Net income (loss)..................................  $   164,162   $    37,226   $  (11,737)
  Adjustments to reconcile net income (loss) to net
     cash provided by operating activities:
  Depreciation, depletion and amortization...........       86,159        61,464       52,553
  Bad debt expense...................................        2,045           570          282
  Deferred income tax expense (benefit)..............       14,560        15,947       (4,900)
  Other..............................................         (647)          881       (2,356)
     Changes in operating assets and liabilities:
       Trade accounts receivable and other current
          assets.....................................        9,612       (54,679)     (15,703)
       Inventory.....................................       (3,320)       (1,539)        (796)
       Accrued federal income taxes receivable.......        4,721         2,596        6,557
       Trade accounts payable and other
          liabilities................................      (23,286)       35,731       14,532
                                                       -----------   -----------   ----------
          Net cash provided by operating
            activities...............................      254,006        98,197       38,432
                                                       -----------   -----------   ----------
Cash flows from investing activities:
  Acquisitions.......................................      (40,546)      (56,627)      (7,540)
  Purchases of property and equipment................     (172,850)      (95,822)     (28,529)
  Proceeds from sales of property and equipment......          742         3,528        7,469
  Change in other assets and intangible assets.......       (1,101)          630       (1,281)
                                                       -----------   -----------   ----------
          Net cash used in investing activities......     (213,755)     (148,291)     (29,881)
                                                       -----------   -----------   ----------
Cash flows from financing activities:
  Proceeds from issuance of common stock.............           --        98,766           --
  Purchase of treasury stock.........................           --        (1,650)          --
  Proceeds from issuance of notes payable............        9,760        76,392       50,000
  Payments of notes payable..........................      (89,176)      (79,766)     (63,665)
  Proceeds from exercise of stock options and
     warrants........................................        6,065         6,963        2,130
                                                       -----------   -----------   ----------
          Net cash provided by (used in) financing
            activities...............................      (73,351)      100,705      (11,535)
                                                       -----------   -----------   ----------
          Net increase (decrease) in cash and cash
            equivalents..............................      (33,100)       50,611       (2,984)
          Effect of exchange rate changes on cash....         (232)          (34)          --
Cash and cash equivalents at beginning of year.......       66,916        16,339       19,323
                                                       -----------   -----------   ----------
Cash and cash equivalents at end of year.............  $    33,584   $    66,916   $   16,339
                                                       ===========   ===========   ==========
Supplemental disclosure of cash flow information:
  Net cash paid during the year for:
          Interest...................................  $     3,142   $    10,097   $    7,343
          Income taxes...............................       81,802         3,319        1,012

  The accompanying notes are an integral part of these consolidated financial statements.

                  PATTERSON-UTI ENERGY, INC. AND SUBSIDIARIES

Non-cash investing and financing activities:

     During 2001 the Company acquired Jones Drilling Corporation and certain assets of three other entities affiliated with Jones Drilling Corporation for $33.0 million, drilling rigs and related equipment from Cleere Drilling Company for an aggregate purchase price of $25.8 million and six drilling rigs through three separate transactions for $15.7 million. Of the $74.6 million, approximately $40.5 million was paid in cash as follows:

                                                              (IN THOUSANDS)
Purchase price..............................................    $   74,563
Less non-cash items:
  Common stock issued.......................................       (31,417)
  Warrants issued...........................................        (2,600)
                                                                ----------
          Total cash paid...................................    $   40,546
                                                                ==========

     During May, 2000, the Company, in a non monetary exchange of similar productive assets, acquired a drilling rig in exchange for certain drilling rig components and drill pipe with a net book value of approximately $970,000. No gain or loss was recognized on this transaction.

     During 2000, the Company acquired WEK Drilling Co., Inc., High Valley Drilling, Inc., the land drilling operations of Phelps Drilling International, Ltd. and the drilling and completion fluids operations of Ambar, Inc., for an aggregate purchase price of approximately $70.6 million, of which approximately $47.4 million was paid in cash as follows:

                                                              (IN THOUSANDS)
Purchase price..............................................    $   70,558
Less non-cash items:
  Common stock issued.......................................       (22,240)
  Warrants issued...........................................          (900)
                                                                ----------
          Total cash paid...................................    $   47,418
                                                                ==========

     During 1999, the Company acquired Norton Drilling Services, Inc., Schneider Drilling Corporation and the drilling assets of Padre Industries, Inc. for an aggregate purchase price of $32.7 million, of which approximately $7.5 million was paid in cash.

                                                              (IN THOUSANDS)
Purchase price..............................................    $   32,763
Less non-cash items:
  Common stock issued.......................................       (17,312)
  Debt assumed..............................................        (7,951)
                                                                ----------
          Total cash paid...................................    $    7,500
                                                                ==========

  The accompanying notes are an integral part of these consolidated financial statements.

                  PATTERSON-UTI ENERGY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     A description and basis of presentation follows:

     Description of business -- Patterson-UTI Energy, Inc. and its wholly-owned subsidiaries, (collectively referred to herein as "Patterson-UTI" or the "Company") is a leading provider of onshore contract drilling services to major and independent oil and natural gas producers and operators in Texas, New Mexico, Oklahoma, Louisiana, Mississippi, Utah and Western Canada. The Company owns the second largest land-based drilling fleet in North America with 319 drilling rigs. The Company provides drilling fluids, completion fluids and related services to oil and natural gas producers in the Permian Basin of West Texas and Southeast New Mexico, South Texas, East Texas, Oklahoma, the Gulf Coast regions of Texas and Louisiana and the Gulf of Mexico. The Company also provides pressure pumping services in the Appalachian Basin. To a lesser extent, the Company is engaged in the development, exploration, acquisition and production of oil and natural gas. The Company's oil and natural gas operations are not financially material and do not warrant disclosure as a business segment.

     Patterson Energy, Inc. ("Patterson") and UTI Energy Corp. ("UTI") consummated a merger, with Patterson as the surviving entity, which was treated as a reorganization within the meaning of Section 368(a) of the Internal Revenue Code of 1986, as amended, and accounted for as a pooling of interests for financial accounting purposes. Accordingly, historical financial statements as presented herein, have been restated to provide for the retroactive effect of the merger. At the time of the merger, the name of Patterson Energy, Inc. was changed to "Patterson-UTI Energy, Inc." (See Note 2).

     Basis of presentation -- The consolidated financial statements of Patterson-UTI Energy, Inc. and its wholly-owned subsidiaries have been prepared to give retroactive effect to the merger between Patterson and UTI on May 8, 2001. These financial statements also give retroactive effect to the two for one stock split in October 2001 by UTI.

     A summary of the significant accounting policies follows:

     Principles of consolidation -- The consolidated financial statements include the accounts of Patterson-UTI and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

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

     Revenue recognition -- Generally, revenues are recognized when services are performed. The Company follows the percentage-of-completion method of accounting for footage contract drilling arrangements. Under this method, all drilling revenues, direct costs and appropriate portions of indirect costs, related to the contracts in progress, are recognized as contract drilling services are performed. Due to the nature of turnkey contract drilling arrangements and risks therein, the Company follows the completed contract method of accounting for such arrangements. Under this method, all drilling advances, direct costs and appropriate portions of indirect costs (including maintenance and repairs) related to the contracts in progress are deferred and recognized as revenues and expenses in the period the contracts are completed. Provisions for losses on incomplete or in-process contracts are made when estimated total costs are expected to exceed total estimated revenues.

     Inventories -- Inventories consist primarily of chemical products to be used in conjunction with the Company's drilling and completion fluids activities. The inventories are stated at the lower of cost or market, determined by the first-in, first-out method.

                  PATTERSON-UTI ENERGY, INC. AND SUBSIDIARIES

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING
   POLICIES -- (CONTINUED)

     Property and equipment -- Property and equipment (other than oil and natural gas) -- is carried at cost less accumulated depreciation. Depreciation is provided on the straight-line method over the estimated useful lives as defined below. The Company incurred depreciation expense of approximately $72.6 million, $52.0 million and $43.9 million for 2001, 2000 and 1999, respectively.

                                                                  USEFUL
                                                               LIVES (YEARS)
                                                               -------------
Drilling rigs and related equipment.........................       2-15
Office furniture............................................       3-10
Buildings...................................................       5-30
Automotive equipment........................................        2-7
Other.......................................................        3-7

     Oil and natural gas properties -- The Company follows the successful efforts method of accounting, using the field as its accumulation center for capitalized costs. Under the successful efforts method of accounting, costs which result directly in the discovery of oil and natural gas reserves and all development costs are capitalized. Exploration costs which do not result directly in discovering oil and natural gas reserves are charged to expense when such determinations are made. The capitalized costs, consisting of lease and well equipment, lease acquisition costs and intangible development costs are depreciated, depleted and amortized on the units-of-production method, based on petroleum engineer estimates of recoverable proved developed oil and natural gas reserves of each respective field. The Company incurred depletion expense of approximately $7.2 million, $3.4 million and $2.6 million for 2001, 2000 and 1999, respectively.

     Impairment of long-lived assets -- Net capitalized costs of long-lived assets, certain identifiable intangibles and goodwill are reduced to reflect an amount which is expected to be recovered through the future cash flows generated by the use of the related assets. Impairment of proved oil and natural gas properties is periodically assessed based on estimated future net cash flows at a field level as determined by an independent reserve engineer. The Company incurred approximately $1.2 million and $275,000 of impairment to such properties for 2001 and 1999, respectively. Impairment of the oil and natural gas properties was primarily attributable to declines in the market prices of crude oil and natural gas and related revisions to existing reserve estimates. Impairment expense is included in depreciation, depletion and amortization in the accompanying financial statements.

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

     Intangible assets -- Intangible assets consist primarily of goodwill and covenants not to compete arising from business combinations (see Notes 2 and 5). The values assigned to intangible assets, based in part upon independent appraisals, are amortized on a straight line basis. Goodwill, representing the excess of the purchase price over the estimated fair value of the net assets of the acquired business, is amortized over the period of expected benefit of 15 years. Covenants not to compete are amortized over their underlying

                  PATTERSON-UTI ENERGY, INC. AND SUBSIDIARIES

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING
   POLICIES -- (CONTINUED)

contractual lives. Amortization expense charged to operations for the years ended December 31, 2001, 2000 and 1999 was approximately $5.2 million, $6.0 million and $5.8 million, respectively.

     Earnings per share -- The Company provides a dual presentation of its earnings per share; Basic Earnings per Share ("Basic EPS") and Diluted Earnings per Share ("Diluted EPS") in its Consolidated Statements of Operations. Basic EPS is computed using the weighted average number of shares outstanding during the year. Diluted EPS includes common stock equivalents, which are dilutive to earnings per share. Dilutive securities, consisting of certain stock options and warrants as described in Note 10, of approximately 4.1 million were excluded from the December 31, 1999 calculation of Diluted EPS as a result of the Company's net loss for that year. For the years ended December 31, 2001 and 2000, dilutive securities included in the calculation of Diluted EPS were 2.8 million shares and 3.6 million shares, respectively. There are 490,000 of potentially dilutive shares and warrants outstanding at December 31, 2001 due to their exercise prices being greater than the average exercise price for the year 2001.

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

     Stock based compensation -- The Company grants stock options to employees and non-employee directors under stock-based incentive compensation plans, (the "Plans"). The Company uses the intrinsic value based method of accounting for the Plans. Under this method, the Company records no compensation expense for stock options granted when the exercise price for options granted is equal to or greater than the fair market value of the Company's stock on the date of the grant.

     Statement of cash flows -- For purposes of reporting cash flows, cash and cash equivalents include cash on hand, cash on deposit and unrestricted certificates of deposit with original maturities of 90 days or less.

     Recently Issued Accounting Standards -- The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141, "Business Combinations," ("SFAS No. 141") in June 2001. SFAS No. 141 addresses financial accounting and reporting for business combinations and supersedes APB Opinion No. 16, "Business Combinations," and FASB Statement No. 38, "Accounting for Preacquisition Contingencies of Purchased Enterprises." SFAS No. 141 is effective for all business combinations initiated after June 30, 2001 and mandates that such combinations are to be accounted for using the purchase method. The Company adopted SFAS No. 141 as of June 30, 2001.

     The FASB issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," ("SFAS No. 142") in June 2001. SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, "Intangible Assets." SFAS No. 142 applies to all fiscal years beginning after December 15, 2001. The provisions of SFAS No. 142, which the Company adopted on January 1, 2002, are not expected to have a material impact on the Company's consolidated financial statements. Approximately $4.6 million in amortization expenses recognized during 2001 would not have been recognized under SFAS No. 142.

                  PATTERSON-UTI ENERGY, INC. AND SUBSIDIARIES

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING
   POLICIES -- (CONTINUED)

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

     The FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," ("SFAS No. 144") in August 2001. SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121 and APB Opinion No. 30. SFAS No. 144 is effective beginning January 1, 2002, and is not expected to have a material impact on the Company's consolidated financial statements.

     Reclassifications -- Certain reclassifications have been made to the 1999 and 2000 consolidated financial statements in order for them to conform with the 2001 presentation.

2. MERGERS AND ACQUISITIONS

2001 MERGER AND ACQUISITIONS

     Cleere Drilling Company -- On December 21, 2001, the Company acquired 17 drilling rigs and related equipment from Cleere Drilling Company for an aggregate purchase price of $25.8 million. The purchase price consisted of $13.5 million cash plus 450,000 shares of its common stock and warrants to acquire an additional 325,000 shares of common stock at an exercise price of $26.75 per share. The common stock was recorded at $21.55 per share and the warrants were valued at $8.00 per underlying share of the Company's Common Stock using the Black-Scholes option valuation model. All of the purchase price was allocated to the rigs acquired.

     UTI Energy Corp. -- On February 4, 2001, Patterson entered into an Agreement and Plan of Merger with UTI providing for the merger of the two entities. On May 8, 2001, the stockholders of each company approved the merger and the merger was consummated. Each outstanding share of UTI common stock was converted into one share of Patterson common stock and each option or warrant then outstanding representing the right to receive UTI common stock was converted into the right to purchase Patterson-UTI common stock on an equivalent basis. A total of 37,782,135 shares of common stock was issued pursuant to the merger and an additional 3,621,079 shares were reserved for issuance under the then outstanding UTI stock option plans. Additionally, the stockholders of Patterson approved an increase in the authorized shares of common stock from 50 million to 200 million and a name change to "Patterson-UTI Energy, Inc."

     The Company incurred $13.1 million in expenses related to the merger, of which approximately $2.2 million are unpaid as of December 31, 2001. Such expenses consisted of $5.9 million in merger costs which were primarily related to professional fees paid to investment banking firms, attorneys, accountants and commercial printers for their professional services rendered and $7.2 million in restructuring costs and related charges incurred as a result of the following:

     - severance costs and related expenses of $2.8 million,

     - closing of duplicate operational facilities of $1.6 million,

     - costs of $1.4 million incurred in connection with changes to the Company's credit facilities (see Note 7), and

     - fees and expenses related to the transfer of licenses and leaseholds, and in some instances the impairment of such leaseholds, the combination or cancellation of various service contracts and the renegotiation of certain insurance policies of approximately $1.4 million.

                  PATTERSON-UTI ENERGY, INC. AND SUBSIDIARIES

2. MERGERS AND ACQUISITIONS -- (CONTINUED)

     The merger was treated as a reorganization within the meaning of Section 368(a) of the Internal Revenue Code of 1986, as amended, and was accounted for as a pooling of interests for financial accounting purposes. The consolidated financial statements give retroactive effect to the merger, which includes combining the companies' historical consolidated financial statements for the years ended December 31, 2000 and 1999. Certain adjustments were made in those periods to conform the previous accounting policies of UTI with those of Patterson.

     Selected unaudited pro forma information related to the operations of Patterson and UTI for the three months ended March 31, 2001 follows (in thousands):

                                            PATTERSON     UTI      ADJUSTMENTS   COMBINED
                                            ---------   --------   -----------   --------
                                                             (UNAUDITED)
Revenues..................................  $129,936    $108,390      $260       $238,586
Operating income..........................    32,702      26,431        27         59,160
Net income................................    20,544      16,050        17         36,611

     Jones Drilling Corporation -- On January 5, 2001, the Company consummated the transactions contemplated by certain agreements among the Company and Jones Drilling Corporation and three of its affiliated entities. The acquired assets consisted of 21 drilling rigs and related equipment and approximately $2.3 million of net working capital. The purchase price of $33.2 million consisted of 810,070 shares of the Company's common stock valued at $26.8125 per share and $11.3 million cash plus approximately $240,000 in transaction costs. The purchase price, net of working capital was allocated among the assets acquired based on their estimated fair market values as of the date of the transaction.

     Other. In January 2001, the Company acquired six drilling rigs, through three separate transactions, for approximately $15.7 million cash in aggregate. All of the purchase price was allocated to the rigs acquired.

2000 MERGER AND ACQUISITIONS

     Ambar, Inc. -- In October 2000, the Company completed, through a wholly owned subsidiary, the acquisition of the drilling and completion fluid operations of Ambar, Inc., a non-affiliated entity with its principal operations in Louisiana, the Gulf Coast region of South Texas and the Gulf of Mexico. The purchase price of $12.4 million consisted of cash of $11.7 million and $680,000 of direct costs incurred related to the acquisition. The assets acquired included net working capital of approximately $7.8 million (current assets of $18.2 million and current liabilities assumed of $10.4 million). The purchase price, net of working capital acquired, was allocated to the fixed assets based on their estimated fair market values as of the date of the transaction.

     The Company's operating results include the operations of the acquired entity since the acquisition date. The following summary, prepared on a pro forma basis, combines the consolidated results of operations as if the transactions had occurred on January 1, 1999, after including the impact of certain adjustments, such as

                  PATTERSON-UTI ENERGY, INC. AND SUBSIDIARIES

2. MERGERS AND ACQUISITIONS -- (CONTINUED)

restatement of depreciation using fair values instead of book values of the assets acquired, the increased interest expense on the acquisition debt and the related income tax effects.

                                                               YEAR ENDED DECEMBER 31,
                                                              -------------------------
                                                                 2000          1999
                                                              -----------   -----------
                                                                     (UNAUDITED)
                                                              (IN THOUSANDS, EXCEPT PER
                                                                   SHARE AMOUNTS)
Revenues....................................................   $632,416      $373,674
Net income (loss)...........................................     38,315       (12,767)
Net income (loss) per basic share...........................   $   0.54      $  (0.19)
Net income (loss) per diluted share.........................       0.51         (0.19)

     The pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisition been made as of the date indicated. In addition, they are not intended to be a projection of future results and do not reflect any synergies that might be achieved from combined operations.

     In September 2000, the Company acquired four drilling rigs in two separate transactions for a total of $7.7 million in cash. The purchase price was allocated to the rigs acquired.

     High Valley Drilling, Inc. -- On June 2, 2000, the Company completed the merger of High Valley Drilling, Inc., a privately held, non-affiliated company, with and into Patterson-UTI Drilling Company LP, LLLP, a wholly owned subsidiary of Patterson-UTI. The purchase price of $21.8 million was funded using 1,150,000 shares of common stock valued at $18 per share, three-year warrants to acquire 127,000 shares at $22 per share and approximately $208,000 of direct costs incurred related to the transaction. Using a Black-Scholes model, the warrants were valued at $900,000. The assets acquired consisted of eight drilling rigs and other related equipment. The purchase price was allocated among such assets based upon the estimated fair market value of the drilling rigs and related equipment.

     Asset Swap. -- On May 15, 2000, the Company, in a non-monetary exchange, acquired a drilling rig in exchange for certain drilling rig components and drill pipe with a net book value of approximately $970,000. No gain or loss was recognized on this transaction.

     Phelps Drilling International Ltd. -- On May 5, 2000, the Company acquired the land drilling operations of Phelps Drilling International Ltd. for $29.6 million in cash. Phelps' assets and operations are located in the Canadian provinces of Alberta, Saskatchewan and British Columbia. The acquisition was accounted for under the purchase method of accounting. The acquired assets consisted of fourteen land drilling rigs and related equipment. The purchase price was allocated among such assets based upon the fair market value of the drilling rigs and related equipment.

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

                  PATTERSON-UTI ENERGY, INC. AND SUBSIDIARIES

2. MERGERS AND ACQUISITIONS -- (CONTINUED)

1999 ACQUISITIONS

     Schneider Drilling Corporation -- On December 14, 1999, the Company acquired the land drilling assets of Schneider Drilling Corporation for $7.5 million in cash. The acquisition was accounted for under the purchase method of accounting. Schneider's assets included three land drilling rigs, major components for two additional drilling rigs and drilling equipment. The purchase price was allocated among such assets based upon the fair market value of the drilling rigs and related equipment.

     Norton Drilling Services, Inc. -- On July 27, 1999, the Company acquired Norton Drilling Services, Inc., for approximately 2.6 million shares of the Company's common stock valued at $5.12 per common share, for a purchase price of $13.3 million. The Company also repaid approximately $8.0 million of Norton's existing debt upon the acquisition. The acquisition was accounted for under the purchase method of accounting. Norton's assets included sixteen drilling rigs and related equipment. The purchase price was allocated among the assets and liabilities acquired based upon their fair market value.

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

     The aforementioned acquisitions, excluding the merger with UTI, completed during fiscal years 2001, 2000 and 1999 have been accounted for as purchases and the related results of operations and cash flows of the acquired entities have been included in the consolidated financial statements since their respective dates of acquisition.

3. COMPREHENSIVE INCOME AND ACCUMULATED OTHER COMPREHENSIVE INCOME

     The following table illustrates the Company's comprehensive income including the effects of foreign currency translation adjustments for the years ended December 31, 2001 and 2000 (in thousands):

                                                                 2001        2000
                                                              ----------   ---------
Net income..................................................  $  164,162   $  37,226
Other comprehensive income (loss):
Foreign currency translation adjustment related to our
  Canadian operations.......................................      (2,326)         30
                                                              ----------   ---------
Comprehensive income........................................  $  161,836   $  37,256
                                                              ==========   =========

     Accumulated other comprehensive income at December 31, 2001 and 2000 consists entirely of foreign currency translation adjustments.

                  PATTERSON-UTI ENERGY, INC. AND SUBSIDIARIES

4. PROPERTY AND EQUIPMENT

     Property and equipment consisted of the following at December 31, 2001 and 2000 (in thousands):

                                                               2001          2000
                                                            -----------   -----------
Drilling rigs and related equipment.......................  $   810,910   $   592,717
Other equipment...........................................       46,201        30,410
Oil and natural gas properties............................       51,080        40,686
Buildings.................................................       10,357         9,836
Land......................................................        3,703         3,273
                                                            -----------   -----------
                                                                922,251       676,922
Less accumulated depreciation and depletion...............     (307,831)     (234,363)
                                                            -----------   -----------
                                                            $   614,420   $   442,559
                                                            ===========   ===========

5. INTANGIBLE ASSETS

     Intangible assets consisted of the following at December 31, 2001 and 2000 (in thousands):

                                                               2001          2000
                                                            -----------   -----------
Goodwill..................................................  $    69,860   $    69,860
Covenants not to compete..................................        2,048         1,861
Other.....................................................        1,587         1,341
                                                            -----------   -----------
                                                                 73,495        73,062
Less accumulated amortization.............................      (21,861)      (16,689)
                                                            -----------   -----------
                                                            $    51,634   $    56,373
                                                            ===========   ===========

6. ACCRUED EXPENSES

     Accrued expenses consisted of the following at December 31, 2001 and 2000 (in thousands):

                                                               2001          2000
                                                            -----------   -----------
Salaries, wages, payroll taxes and benefits...............  $    13,833   $    13,430
Workers' compensation liability...........................       10,683         5,685
Sales, use and other taxes................................        4,758         2,803
Insurance, other than workers' compensation...............        1,777           281
Merger related costs......................................        2,200            --
Other.....................................................        3,257         1,879
                                                            -----------   -----------
                                                            $    36,508   $    24,078
                                                            ===========   ===========

                  PATTERSON-UTI ENERGY, INC. AND SUBSIDIARIES

7. NOTES PAYABLE

     The Company had no outstanding notes payable at December 31, 2001. Notes payable consisted of the following at December 31, 2000 (in thousands):

                                                                2000
                                                              ---------
Revolving credit facility...................................  $  50,710
Non-revolving credit facility...............................     24,416
Promissory notes............................................      4,290
                                                              ---------
                                                                 79,416
Less current maturities.....................................     (4,477)
                                                              ---------
                                                              $  74,939
                                                              =========

     On November 22, 1999, the Company entered into a $65.0 million revolving credit facility. The maximum borrowings under this revolving credit facility were increased to $75.0 million in May of 2000, to $90.0 million in October of 2000 and later increased to $100.0 million in June 2001 when the term of the facility was also extended to June 2005. A fee of .375% per annum is assessed on the unused facility amount. The amount used for letters of credit decreases the borrowing base of the facility on a dollar-for-dollar basis. The revolving credit facility calls for periodic interest payments at a floating rate ranging from LIBOR plus 1.75% to 2.75%. Assets of the Company secure the facility. The facility has restrictions customary in financial instruments of this type including restrictions on certain investments, acquisitions and loans. The facility has no financial covenants unless availability under the facility is less than $20.0 million. There were no amounts drawn under the facility at December 31, 2001. The terms of our facility limit the payment of dividends without the prior written consent of the lenders.

     During 2001, the Company repaid $89.2 million under its existing credit facilities and other term obligations. The Company incurred expenses of $448,000 as a result of prepayment penalties and $942,000 related to deferred financing costs which were unamortized at the time the debt was extinguished. The penalties and deferred financing costs are included in restructuring and related charges for 2001.

     The Company maintains letters of credit in the aggregate amount of $20.0 million for the benefit of various insurance companies as collateral for retrospective premiums and retained losses which could become payable under the terms of the underlying insurance contracts. These letters of credit expire variously during each calendar year, but provide for an indefinite number of annual extensions of the expiration date. No amounts have been drawn under the letters of credit.

8. COMMITMENTS, CONTINGENCIES AND OTHER MATTERS

     Contingencies -- The Company's contract services and oil and natural gas exploration and production operations are subject to inherent risks, including blowouts, cratering, fire and explosions which could result in personal injury or death, suspended drilling operations, damage to, or destruction of equipment, damage to producing formations and pollution or other environmental hazards.

     As a protection against these hazards, the Company maintains general liability insurance coverage of $2.0 million per occurrence with $4.0 million of aggregate coverage and excess liability and umbrella coverages up to $50.0 million per occurrence with a $50.0 million aggregate.

     The Company believes it is adequately insured for public liability and property damage to others with respect to its operations. However, such insurance may not be sufficient to protect the Company against liability for all consequences of well disasters, extensive fire damage or damage to the environment. The Company also carries insurance to cover physical damage to, or loss of, its rigs; however, it does not carry

                  PATTERSON-UTI ENERGY, INC. AND SUBSIDIARIES

8.  COMMITMENTS, CONTINGENCIES AND OTHER MATTERS -- (CONTINUED)

insurance against loss of earnings resulting from such damage or loss. The Company's lender who has a security interest in the drilling rigs is named as loss payee on the physical damage insurance on such rigs.

     Westfort Energy LTD and Westfort Energy (US) LTD f/k/a Canadian Delta, Inc. ("Westfort"), filed a lawsuit against two Patterson-UTI subsidiaries, Patterson Petroleum LP and Patterson Drilling Company LP, in the Circuit Court, Rankin County, Mississippi, Case No. 2002-18. The lawsuit relates to a letter agreement entered into in July 2000 between Patterson Petroleum and Westfort concerning the drilling of a daywork well in Mississippi. This lawsuit was filed by Westfort after Patterson Petroleum made demand on Westfort for payment of the contract drilling services.

     In this lawsuit, Westfort alleges breach of contract, fraud and negligence causes of action. Westfort seeks alleged monetary damages, the return of shares of Westfort stock, unspecified damages from alleged lost profits, lost use of income stream and additional operating expenses, along with alleged punitive damages to be determined by the jury, but not less than 25% of Patterson's net worth. The Company intends to vigorously contest the allegations made by Westfort and assert claims against Westfort, including for the monies owed Patterson under the letter agreement in the amount of approximately $5,075,000.

     In addition to the Westfort lawsuit, the Company is party to various legal proceedings arising in the normal course of its business. The Company does not believe that the outcome of these proceedings, either individually or in the aggregate, will have a material adverse effect on its financial condition.

9. STOCKHOLDERS' EQUITY

     During December 2001, the Company issued 450,000 shares of its common stock and warrants to acquire an additional 325,000 shares at an exercise price of $26.75 per share, as partial consideration for the acquisition of 17 drilling rigs and related equipment from Cleere Drilling Company. The common stock was recorded at $21.55 per share and the warrants were valued at $8.00 per underlying share of common stock using the Black-Scholes option valuation model (see Note 2).

     On May 8, 2001, pursuant to the merger between Patterson and UTI, the Company's stockholders approved an amendment to the Company's charter increasing the number of authorized shares of the Company's common stock to 200 million.

     On May 7, 2001, warrants to purchase 121,250 shares of UTI's common stock were exercised. The exercise price ranged from $13.25 to $17.50. The $1.8 million in proceeds resulting from the exercise was used as partial payment of notes payable owed to the same parties.

     During January 2001, the Company issued 810,070 shares of its common stock as partial consideration for the acquisition of Jones Drilling Corporation and certain assets owned by its related entities (see Note 2). The common stock was valued at $26.8125 per share, its fair market value on the date of the transaction.

     During September 2000, the Company issued 3,000,000 shares of its common stock at a public price of $34.50 per share. An underwriting discount of $1.50 was paid for a net price of $33.00 per share. Net proceeds from the offering totaled approximately $98.8 million.

     During June 2000, the Company issued 1,150,000 shares of its common stock and three-year warrants to acquire an additional 127,000 shares at an exercise price of $22.00 per share, as consideration for certain drilling equipment acquired from High Valley Drilling, Inc. (see Note 2). The common stock was recorded at $18 per share, its fair market value on the date of purchase and the warrants were valued at $900,000 using the Black-Scholes option valuation model.

                  PATTERSON-UTI ENERGY, INC. AND SUBSIDIARIES

9. STOCKHOLDERS' EQUITY -- (CONTINUED)

     During March 2000, the Company issued 53,000 shares of its common stock as consideration for certain drilling equipment acquired from WEK Drilling Company, Inc. The common stock was recorded at $29.0625 per share, its fair market value on the date of purchase (see Note 2).

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

10. STOCK OPTIONS AND WARRANTS

     Employee and Non-Employee Director Stock Option Plans. The Company has seven stock option plans of which three are active. The remaining four plans are dormant and the Company does not intend to grant any further options under such plans. At December 31, 2001, the Company's stock option plans were as follows:

                                                 OPTIONS                         OPTIONS
                                                AUTHORIZED       OPTIONS        AVAILABLE
PLAN NAME                                       FOR GRANT      OUTSTANDING      FOR GRANT
---------                                       ----------    -------------   -------------
Amended and Restated Non-Employee Director
  Stock Option Plan of Patterson-UTI Energy,
  Inc. ("Non-Employee Director Plan")(1)......    600,000         165,000        360,000
Patterson-UTI Energy, Inc. 2001 Long-Term
  Incentive Plan ("2001 Plan")(2).............  1,000,000         800,500        199,500
Patterson-UTI Energy, Inc. Amended and
  Restated 1997 Long-Term Incentive Plan
  ("1997 Plan")(1)(3).........................  3,800,000       3,256,301        132,501
Patterson-UTI Energy, Inc. Non-Employee
  Directors' Stock Option Plan, as amended
  ("1995 Non-Employee Director Plan").........    120,000          32,000             --
1997 Stock Option Plan of DSI Industries, Inc.
  ("DSI Plan")(1).............................         --         113,226             --
Amended and Restated Patterson-UTI Energy,
  Inc. 1996 Employee Stock Option Plan ("1996
  Plan")(1)...................................         --       1,005,300             --
Patterson-UTI Energy, Inc., 1993 Incentive
  Stock Plan, as amended ("1993 Plan")........  2,800,000       1,199,965             --

---------------

(1) Plan was assumed by the Company as a part of the merger between Patterson and UTI.

(2) Plan is for the benefit of employees of the Company, other than officers and directors of the Company.

(3) Plan is for the benefit of employees of the Company, including officers and directors of the Company.

     The Company's active plans are the 1997 Plan, the 2001 Plan and the Non-Employee Director Plan. A summary of each of these plans is set forth below.

                  PATTERSON-UTI ENERGY, INC. AND SUBSIDIARIES

10. STOCK OPTIONS AND WARRANTS -- (CONTINUED)

1997 PLAN

     - Administered by the Compensation Committee of the Board of Directors.

     - All employees including officers and employee directors are eligible for awards.

     - Vesting schedule is set by the Compensation Committee, however, typically 20% of the options vest after one year and the remaining 80% vest monthly over the next four years.

     - The Compensation committee sets the term of the option except that no Incentive Stock Option ("ISO") can have a term of longer than 10 years. Typically options granted under the plan have a term of 10 years.

     - The options granted under the plan, unless otherwise stated in the grant thereof, vest upon a change of control as defined in the plan. Options granted to non-executive employees typically do not vest upon a change of control.

     - All options granted under the plan are granted with an exercise price equal to or greater than the fair market value of the Company's common stock at the time the option is granted.

     - Although the plan allows for awards of tandem and independent stock appreciation rights, restricted stock and performance awards, no such awards have been granted.

2001 PLAN

     The terms and conditions of the 2001 Plan are identical to the 1997 Plan except as follows:

     - Officers and directors of the Company are not eligible for grants of options under the 2001 Plan.

     - No ISO's may be awarded under the 2001 Plan.

     - Unless the grant states otherwise, options granted under the 2001 Plan do not vest upon a change of control of the Company.

NON-EMPLOYEE DIRECTOR PLAN

     - Administered by the Compensation Committee of the Board of Directors.

     - All options vest upon the first anniversary of the option grant.

     - Each director receives options to purchase 15,000 shares upon becoming a director of the Company and options to purchase 7,500 shares on December 31 of each subsequent year in which the director serves as a director of the Company.

     - The exercise price of the options is the fair market value of the Company's common stock on the date of the grant.

     Of the four dormant plans administered by the Company, two of the plans (the 1993 Plan and the 1995 Non-Employee Director Plan) were plans of the Company prior to the merger of Patterson and UTI and two of the plans (the DSI Plan and the 1996 Plan) were plans of UTI.

     1993 Plan. Options granted under the 1993 Plan, typically had terms of 10 years and vested over five years in 20% increments beginning at the end of the first year. These options vest in the event of a change of control as defined in the plan. All options were granted with an exercise price equal to the fair market value of the Company's common stock at the time of grant.

                  PATTERSON-UTI ENERGY, INC. AND SUBSIDIARIES

10. STOCK OPTIONS AND WARRANTS -- (CONTINUED)

     1995 Non-Employee Director Plan. All options granted under the 1995 Non-Employee Director Plan were vested as of November 6, 2001. 1995 Non-Employee Director Plan options have five year terms. All options were granted with an exercise price equal to the fair market value of the Company's common stock at the time of grant.

     DSI Plan. The options granted under the DSI plan typically vested at a rate of 33% per year with ten year terms. All options were granted with an exercise price equal to the fair market value of the Company's common stock at the time of grant.

     1996 Plan. The options granted under the 1996 plan vested over one, four and five years as dictated by the Compensation Committee. These options had terms of five and ten years as dictated by the Compensation Committee. All options were granted with a strike price equal to the fair market value of the Company's common stock at the time of grant.

     Additional Options. In July 2001, the Compensation Committee granted to each of two non-employee directors of the Company an option to purchase 12,000 shares of the Company's Common Stock. These options vested on November 6, 2001 and terminate four years later on November 5, 2005. The exercise price of each of the options was $28.625 which was in excess of the fair market value of the Company's common stock on the date of grant.

     A summary of the status of the Company's stock options issued under its various incentive plans as of December 31, 2001, 2000 and 1999 and the changes during each of the years then ended are presented below (in thousands, except weighted average exercise price):

                                          2001                          2000                          1999
                               ---------------------------   ---------------------------   ---------------------------
                                NO. OF                        NO. OF                        NO. OF
                               SHARES OF     WEIGHTED        SHARES OF     WEIGHTED        SHARES OF     WEIGHTED
                               UNDERLYING     AVERAGE        UNDERLYING     AVERAGE        UNDERLYING     AVERAGE
                               OPTIONS      EXERCISE PRICE   OPTIONS      EXERCISE PRICE   OPTIONS      EXERCISE PRICE
                               ----------   --------------   ----------   --------------   ----------   --------------
Outstanding at beginning of
  the year...................     5,488        $   7.57         6,497        $   5.72         5,334        $   5.38
  Granted....................     2,103           16.19           586           18.58         2,644            4.76
                                -------        --------       -------        --------       -------        --------
          Total granted......     7,591            9.96         7,083            6.78         7,978            5.18
  Exercised..................       805            5.26         1,563            3.93         1,249            1.77
  Surrendered................       190           14.39            32           11.42           232            8.35
                                -------        --------       -------        --------       -------        --------
Outstanding at end of year...     6,596        $  10.40         5,488        $   7.57         6,497        $   5.72
                                =======        ========       =======        ========       =======        ========
Exercisable at end of year...     4,110        $   7.52         2,672        $   6.89         3,019        $   5.52
                                =======        ========       =======        ========       =======        ========

     The following table summarizes information about stock options outstanding at December 31, 2001:

                                           OPTIONS OUTSTANDING                       OPTIONS EXERCISABLE
                            -------------------------------------------------   ------------------------------
                                          WEIGHTED AVERAGE
                              NUMBER         REMAINING       WEIGHTED AVERAGE     NUMBER      WEIGHTED AVERAGE
RANGE OF EXERCISE PRICES    OUTSTANDING   CONTRACTED LIFE     EXERCISE PRICE    EXERCISABLE   EXERCISE PRICES
------------------------    -----------   ----------------   ----------------   -----------   ----------------
$1.81 to $5.00............    3,023,371          4.26            $   4.59         2,801,904       $   4.57
$5.01 to $20.00...........    3,427,921          8.24            $  14.84         1,208,354       $  12.67
$20.01 to $32.875.........      145,000          5.07            $  26.51           100,000       $  27.95
                            -----------        ------            --------       -----------       --------
                              6,596,292          6.35            $  10.40         4,110,258       $   7.52
                            ===========        ======            ========       ===========       ========

                  PATTERSON-UTI ENERGY, INC. AND SUBSIDIARIES

10. STOCK OPTIONS AND WARRANTS -- (CONTINUED)

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

     Pro Forma Stock-Based Compensation Disclosure -- SFAS 123 requires that pro forma information regarding net income and earnings per share be presented as if the Company had accounted for its employee stock options under the fair value method as defined in that statement. The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option valuation model with the following weighted-average assumptions for grants in 1995, 1996, 1997, 1998, 1999, 2000 and 2001 respectively; dividend yield of 0.00%; risk-free interest rates are different for each grant and range from 4.65% to 7.02%; the expected term is 5 years; and a volatility of 38.68% for all 1995 and 1996 grants, 35.97% for all 1997 grants, 51.08% for all 1998 grants, 61.97% for all 1999 grants, 67.71% for all 2000 grants and 68.33% for all 2001 grants. The effects of applying SFAS No. 123 in this pro forma disclosure are not indicative of future amounts. SFAS No. 123 does not apply to awards prior to 1995.

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows:

                                                                  YEARS ENDED DECEMBER 31,
                                                          -----------------------------------------
                                                              2001           2000          1999
                                                          ------------   ------------   -----------
                                                          (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Pro forma net income (loss).............................   $  157,109     $   31,210     $ (17,691)
                                                           ==========     ==========     =========

Pro forma earnings (loss) per share:
Basic...................................................   $     2.06     $     0.44     $   (0.27)
                                                           ==========     ==========     =========
Diluted.................................................   $     1.98     $     0.42     $   (0.27)
                                                           ==========     ==========     =========

Weighted-average fair value of options granted per
  share.................................................   $     9.97     $    15.73     $    3.07

A summary of Patterson-UTI's stock option activity and related information for the years ended December 31 follows:

     Stock Purchase Warrants -- In December 2001, the Company issued 325,000 warrants exercisable at $26.75 per share as partial consideration for the purchase of 17 drilling rigs and related equipment from Cleere Drilling Company (see Note 2). The warrants were fully exercisable upon the date of issuance. If not exercised, the warrants will expire on December 21, 2004.

     In June 2000, the Company issued 127,000 warrants exercisable at $22 per share as partial consideration for the purchase of eight drilling rigs and related equipment from High Valley Drilling, Inc. (see Note 2). The warrants were fully exercisable upon date of issuance. If not exercised, the warrants will expire on June 2, 2003.

                  PATTERSON-UTI ENERGY, INC. AND SUBSIDIARIES

10. STOCK OPTIONS AND WARRANTS -- (CONTINUED)

     Tabular Summary -- The following table summarizes information regarding the Company's stock options and warrants granted under the provisions of the aforementioned plans: as well as stock options and warrants issued pursuant to certain transactions described in Notes 2 and 9:

                                                                        WEIGHTED AVERAGE
                                                             SHARES      EXERCISE PRICE
                                                            ---------   ----------------
GRANTED
  2001....................................................  2,428,500       $  17.60
  2000....................................................    713,000          19.19
  1999....................................................  2,643,754           4.76
EXERCISED
  2001....................................................    804,581       $   5.26
  2000....................................................  1,563,345           3.93
  1999....................................................  1,248,880           1.77
SURRENDERED
  2001....................................................    190,473       $  14.39
  2000....................................................     31,879          11.42
  1999....................................................    231,862           8.35
OUTSTANDING AT YEAR END
  2001....................................................  7,048,292       $  11.36
  2000....................................................  5,614,846           7.89
  1999....................................................  6,497,070           5.72
EXERCISABLE AT YEAR END
  2001....................................................  4,562,259       $   9.29
  2000....................................................  2,799,482           7.58
  1999....................................................  3,018,835           5.52

11.  LEASES

     The Company incurred rent expense, consisting primarily of daily rental charges for the use of drilling equipment of $5.9 million, $8.6 million and $5.6 million, for the years 2001, 2000 and 1999, respectively. The Company's obligations under non-cancelable operating lease agreements are not material to the Company's operations.

                  PATTERSON-UTI ENERGY, INC. AND SUBSIDIARIES

12. INCOME TAXES

     Components of the income tax provision applicable for federal and state income taxes are as follows (in thousands):

                                                      2001        2000        1999
                                                   ----------   ---------   ---------
Federal income tax expense (benefit):
  Current........................................  $   82,417   $   6,932   $    (264)
  Deferred.......................................      10,887      14,705      (4,827)
                                                   ----------   ---------   ---------
                                                       93,304      21,637      (5,091)
State income tax expense:
  Current........................................       4,294          (1)        398
  Deferred.......................................         661         772         (73)
                                                   ----------   ---------   ---------
                                                        4,955         771         325
Foreign income tax expense:
  Current........................................       1,062          --          --
  Deferred.......................................       3,012         470          --
                                                   ----------   ---------   ---------
                                                        4,074         470          --
Total:
  Current........................................      87,773       6,931         134
  Deferred.......................................      14,560      15,947      (4,900)
                                                   ----------   ---------   ---------
Total income tax expense (benefit)...............  $  102,333   $  22,878   $  (4,766)
                                                   ==========   =========   =========

     The difference between the statutory federal income tax rate and the effective income tax rate is summarized as follows:

                                                              2001    2000    1999
                                                              ----    ----    -----
Statutory tax rate..........................................  35.0%   35.0%   (34.2)%
State income taxes..........................................   1.9     1.0      1.3
Foreign taxes...............................................    --     0.2       --
Permanent differences.......................................   1.3     1.4      3.9
Other, net..................................................   0.2      .5      0.1
                                                              ----    ----    -----
Effective tax rate..........................................  38.4%   38.1%   (28.9)%
                                                              ====    ====    =====

     In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. The Company expects the deferred tax assets at December 31, 2001 to be realized as a result of the reversal during the carryforward period of existing taxable temporary differences giving rise to deferred tax liabilities and the generation of taxable income in the carryforward period; therefore, no valuation allowance is necessary.

                  PATTERSON-UTI ENERGY, INC. AND SUBSIDIARIES

12. INCOME TAXES -- (CONTINUED)

     The tax effect of significant temporary differences representing deferred tax assets and liabilities and changes therein were as follows (in thousands):

                                   DECEMBER 31,      NET       DECEMBER 31,      NET       DECEMBER 31,      NET       JANUARY 1,
                                       2001         CHANGE         2000         CHANGE         1999         CHANGE        1999
                                   ------------     ------     ------------     ------     ------------     ------     ----------
Deferred tax assets:
 Net operating loss
   carryforwards.................  $        --    $   (5,850)   $    5,850    $   (5,878)   $   11,728    $   10,294   $    1,434
 Investment tax credit
   carryforwards.................           --          (469)          469            73           396          (163)         559
AMT credit carryforwards.........          602        (3,770)        4,372           543         3,829         3,511          318
Other............................        8,145         2,791         5,354         2,215         3,139           166        2,973
                                   ------------   ----------    ----------    ----------    ----------    ----------   ----------
                                         8,747        (7,298)       16,045        (3,047)       19,092        13,808        5,284
Valuation allowance..............           --            --            --            --            --            --           --
                                   ------------   ----------    ----------    ----------    ----------    ----------   ----------
 Deferred tax assets.............        8,747        (7,298)       16,045        (3,047)       19,092        13,808        5,284
Deferred tax liabilities:
 Property and equipment basis
   difference....................      (92,859)      (16,005)      (76,854)      (17,132)      (59,722)      (14,815)     (44,907)
                                   ------------   ----------    ----------    ----------    ----------    ----------   ----------
       Net deferred tax
         liability...............  $   (84,112)   $  (23,303)   $  (60,809)   $  (20,179)   $  (40,630)   $   (1,007)  $  (39,623)
                                   ============   ==========    ==========    ==========    ==========    ==========   ==========

     Patterson-UTI's investment tax credit carryforward expired in 2000, the expiration of which gave rise to a deduction of 50% of the credit in 2001. Net operating losses were fully utilized in 2001 and the remaining alternative minimum tax credit may be carried forward indefinitely. Significant other deferred tax assets consist primarily of workers' compensation allowance of $4.5 million and bad debt allowance of $1.3 million at December 31, 2001.

13. EMPLOYEE BENEFITS

     The Company maintains a 401(k) profit sharing plan for all eligible employees. Company contributions are discretionary. The Company made no matching contribution in 1999, but made matching contributions of $789,000 and $2.1 million for 2001 and 2000, respectively.

14. BUSINESS SEGMENTS

     The Company conducts its business through three distinct operating activities: contract drilling of oil and natural gas wells, and provision of drilling and completion fluids services and pressure pumping services to operators in the oil and natural gas industry.

     Contract Drilling Services. The Company markets its contract drilling services to major and independent oil and natural gas producers and operators. The Company owns 319 drilling rigs, of which 287 operated in 2001. Currently, 257 of the drilling rigs are based in Texas and New Mexico (144 in West Texas and New Mexico, 53 in South Texas, 39 in East Texas and 21 in North-Central Texas), 41 are based in Oklahoma, five in Utah and 16 in western Canada. Our contract drilling services operations contributed operating income of $274.5 million in 2001.

     Drilling and Completion Fluids Services. The Company provides contract drilling and completion fluids services to oil and natural gas producers in the Permian Basin of West Texas and Southeast New Mexico, South Texas, East Texas, Oklahoma, the Gulf Coast regions of Texas and Louisiana, and the Gulf of Mexico. Drilling and completion fluids are used by oil and natural gas operators during the drilling process to control pressure when drilling oil and natural gas wells. The drilling fluids operations were added by the Company during 1998 with its acquisition of two companies with operations in Texas, New Mexico, Oklahoma and

                  PATTERSON-UTI ENERGY, INC. AND SUBSIDIARIES

14. BUSINESS SEGMENTS -- (CONTINUED)

Colorado. Our services were expanded to include completion fluids in October 2000 with the acquisition of the drilling and completion fluids division of Ambar, Inc., which had operations in the coastal areas of Texas, Louisiana and in the Gulf of Mexico. Our drilling and completion fluids services operations contributed operating income of $3.8 million in 2001.

     Pressure Pumping Services. The Company provides pressure pumping services in the Appalachian Basin. Pressure pumping services consist primarily of well stimulation and cementing for the completion of new wells and remedial work on existing wells. Well stimulation involves processes inside a well designed to enhance the flow of oil, natural gas or other desired substances from the well. Cementing is the process of inserting material between the hole and the pipe to center and stabilize the pipe in the hole. Our pressure pumping services operations contributed operating income of $12.6 million in 2001.

     The following table summarizes selected financial information relating to our business segments:

                                                                     DECEMBER 31,
                                                         ------------------------------------
                                                            2001         2000         1999
                                                         ----------   ----------   ----------
                                                                    (IN THOUSANDS)
Revenues:
  Contract drilling....................................  $  839,931   $  512,998   $  266,212
  Drilling and completion fluids.......................      94,456       32,053       11,686
  Pressure pumping.....................................      39,600       21,465       20,721
  Other................................................      15,988       15,806        8,747
                                                         ----------   ----------   ----------
Total revenues.........................................  $  989,975   $  582,322   $  307,366
                                                         ==========   ==========   ==========
Income (loss) from operations:
  Contract drilling....................................  $  274,514   $   68,427   $  (10,427)
  Drilling and completion fluids.......................       3,842         (250)      (1,279)
  Pressure pumping.....................................      12,649        3,302        3,654
  Merger costs.........................................      (5,943)          --           --
  Restructuring and related charges....................      (7,202)          --           --
  Other................................................     (10,688)      (2,894)      (1,398)
                                                         ----------   ----------   ----------
                                                            267,172       68,585       (9,450)
  Interest income......................................       2,080        1,377        1,047
  Interest expense.....................................      (3,142)     (10,108)      (8,269)
  Other................................................         385          250          169
                                                         ----------   ----------   ----------
Income (loss) before income taxes......................  $  266,495   $   60,104   $  (16,503)
                                                         ==========   ==========   ==========

                  PATTERSON-UTI ENERGY, INC. AND SUBSIDIARIES

14. BUSINESS SEGMENTS -- (CONTINUED)


                                                                     DECEMBER 31,
                                                         ------------------------------------
                                                            2001         2000         1999
                                                         ----------   ----------   ----------
                                                                    (IN THOUSANDS)
Identifiable assets:
  Contract drilling....................................  $  681,700   $  571,498   $  423,834
  Drilling and completion fluids.......................      41,724       52,414       19,117
  Pressure pumping.....................................      29,473       16,114       16,399
  Corporate and other (a)..............................     116,745       99,872       37,365
                                                         ----------   ----------   ----------
Total assets...........................................  $  869,642   $  739,898   $  496,715
                                                         ==========   ==========   ==========
Depreciation, depletion and amortization:
  Contract drilling....................................  $   72,797   $   54,274   $   46,907
  Drilling and completion fluids.......................       2,644        1,464        1,065
  Pressure pumping.....................................       1,895        1,564        1,391
  Corporate and other..................................       8,823        4,162        3,190
                                                         ----------   ----------   ----------
Total depreciation, depletion and amortization.........  $   86,159   $   61,464   $   52,553
                                                         ==========   ==========   ==========
Capital expenditures:
  Contract drilling....................................  $  150,788   $  116,836   $   25,033
  Drilling and completion fluids.......................       4,937       10,166          195
  Pressure pumping.....................................       7,756        4,426        2,307
  Corporate and other..................................      13,276        5,341        5,281
                                                         ----------   ----------   ----------
Total capital expenditures.............................  $  176,757   $  136,769   $   32,816
                                                         ==========   ==========   ==========

---------------

(a) Corporate assets primarily include cash on hand managed by the parent corporation and certain deferred Federal income tax assets.

                  PATTERSON-UTI ENERGY, INC. AND SUBSIDIARIES

15. SELECTED QUARTERLY FINANCIAL RESULTS (UNAUDITED)

     Quarterly financial information for the years ended December 31, 2001 and 2000 is as follows:

                        1ST QUARTER   2ND QUARTER   3RD QUARTER   4TH QUARTER     TOTAL
                        -----------   -----------   -----------   -----------   ----------
                                     (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
2001
  Operating
     revenues.........  $  238,586    $  287,564    $  289,104    $  174,721    $  989,975
  Operating income
     (loss)...........      59,160        79,249        98,872        29,891       267,172
  Net income (loss)...      36,611        48,466        60,382        18,703       164,162
  Earnings per share:
  Basic...............  $     0.49    $     0.63    $     0.79    $     0.24    $     2.15
  Diluted.............  $     0.45    $     0.61    $     0.77    $     0.24    $     2.07
2000
  Operating
     revenues.........  $  112,591    $  123,339    $  149,148    $  197,244    $  582,322
  Operating income
     (loss)...........       3,907         9,777        19,996        34,905        68,585
  Net income (loss)...       1,091         4,627        10,293        21,215        37,226
  Earnings per share:
  Basic...............  $     0.02    $     0.07    $     0.14    $     0.29    $     0.52
  Diluted.............  $     0.03    $     0.06    $     0.14    $     0.27    $     0.50

16. CONCENTRATIONS OF CREDIT RISK

     Financial instruments, which potentially subject the Company to concentrations of credit risk, consist primarily of demand deposits, temporary cash investments and trade receivables.

     The Company believes that it places its demand deposits and temporary cash investments with high credit quality financial institutions. At December 31, 2001 and 2000, the Company's demand deposits and temporary cash investments consisted of the following (in thousands):

                                                                 2001         2000
                                                              ----------   ----------
Deposit in FDIC and SIPC-insured institutions under $100,000
  and cash on hand..........................................  $    5,416   $    1,653
Deposit in FDIC and SIPC-insured institutions over $100,000
  and cash on hand..........................................      39,057       69,376
                                                              ----------   ----------
                                                                  44,473       71,029
Less outstanding checks and other reconciling items.........     (10,889)     (11,674)
                                                              ----------   ----------
Cash and cash equivalents...................................  $   33,584   $   59,355
                                                              ==========   ==========

     Concentrations of credit risk with respect to trade receivables are primarily focused on companies involved in the exploration and development of oil and natural gas properties. The concentration is somewhat mitigated by the diversification of customers for which the Company provides drilling services. As is general industry practice, the Company generally does not require customers to provide collateral. No significant losses from individual contracts were experienced during the years ended December 31, 2001, 2000 and 1999. We recognized bad debt expense for 2001, 2000 and 1999 of $2.0 million, $570,000 and $282,000, respectively.

     The carrying values of cash and cash equivalents, marketable securities and trade receivables approximate fair value due to the short-term maturity of these assets.

                  PATTERSON-UTI ENERGY, INC. AND SUBSIDIARIES

17. RELATED PARTY TRANSACTIONS

     Use of Assets -- In 2001, 2000 and 1999, the Company leased a 1981 Beech King-Air 90 airplane owned by an affiliate of the Company's Chief Executive Officer and our President/Chief Operating Officer. Under the terms of the lease, the Company paid a monthly rental of $9,200 and its proportionate share of the costs of fuel, insurance, taxes and maintenance of the aircraft. The Company paid approximately $212,283, $193,769 and $222,583 for the lease of the airplane during 2001, 2000 and 1999, respectively.

     Sales of Oil -- An affiliate acted as the first purchaser of oil produced from certain leases operated by the Company during 1999. Sales of oil to that entity, both royalty and working interest were approximately $8.4 million. There were no sales of oil to that entity in 2001 or 2000.

     Joint Operation of Oil and Natural Gas Properties -- The Company operates certain oil and natural gas properties in which the Chief Executive Officer, the President/Chief Operating Officer, the Chief Financial Officer and other persons or entities related to the Company purchased a joint interest ownership with the Company and other industry partners. The Company made oil and natural gas production payments (net of royalty) of $8.3 million, $13.4 million and $6.1 million from these properties in 2001, 2000 and 1999, respectively, to the aforementioned persons or entities. These persons or entities reimbursed the Company for joint operating costs of $5.9 million, $8.0 million and $5.9 million in 2001, 2000 and 1999, respectively.

     Other -- In 2001, the Company paid approximately $387,000 to an entity owned by a relative of the Company President/Chief Operating Officer for certain equipment and metal fabrication services. One of our directors is a director and an officer of a company from which we purchased drill pipe, materials and supplies totalling approximately $22.0 million in 2001. This same director was an officer of a customer through February 2001 from which we received approximately $500,000 in revenues in 2001.

                           PATTERSON-UTI ENERGY, INC.

                 SCHEDULE II-VALUATION AND QUALIFYING ACCOUNTS

                                                            ADDITIONS(1)
                                                      ------------------------
                                                      CHARGED TO    ACQUIRED
                                          BEGINNING   COSTS AND      THROUGH                     ENDING
DESCRIPTION                                BALANCE     EXPENSES    ACQUISITION   DEDUCTIONS(2)   BALANCE
-----------                               ---------   ----------   -----------   -------------   -------
                                                                  (IN THOUSANDS)
YEAR ENDED DECEMBER 31, 2001
Deducted from asset accounts:
  Allowance for doubtful accounts.......   $3,462       $2,045        $ --          $1,486       $4,021
YEAR ENDED DECEMBER 31, 2000
Deducted from asset accounts:
  Allowance for doubtful accounts.......   $3,508       $  570        $800          $1,416       $3,462
YEAR ENDED DECEMBER 31, 1999
Deducted from asset accounts:
  Allowance for doubtful accounts.......   $2,337       $  282        $942          $   53       $3,508

---------------

(1) Net of recoveries.

(2) Uncollectible accounts written off.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Patterson-UTI Energy, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 18, 2002                      PATTERSON-UTI ENERGY, INC.

                                          By:     /s/ CLOYCE A. TALBOTT
                                            ------------------------------------
                                                     Cloyce A. Talbott
                                                  Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of Patterson-UTI Energy, Inc. and in the capacities indicated as of March 18, 2002.

                       SIGNATURE                                                TITLE
                       ---------                                                -----



                   /s/ MARK S. SIEGEL                           Chairman of the Board
--------------------------------------------------------
                     Mark S. Siegel




                 /s/ CLOYCE A. TALBOTT                          Chief Executive Officer and Director
--------------------------------------------------------
                   Cloyce A. Talbott
             (Principal Executive Officer)




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




                  /s/ KENNETH N. BERNS                          Director
--------------------------------------------------------
                    Kenneth N. Berns




                   /s/ VAUGHN E. DRUM                           Director
--------------------------------------------------------
                     Vaughn E. Drum




                                                                Director
--------------------------------------------------------
                    Nadine C. Smith




                   /s/ CURTIS W. HUFF                           Director
--------------------------------------------------------
                     Curtis W. Huff




                   /s/ ROBERT C. GIST                           Director
--------------------------------------------------------
                     Robert C. Gist




               /s/ SPENCER D. ARMOUR, III                       Director
--------------------------------------------------------
                 Spencer D. Armour, III




                  /s/ KENNETH R. PEAK                           Director
--------------------------------------------------------
                    Kenneth R. Peak




                 /s/ STEPHEN J. DEGROAT                         Director
--------------------------------------------------------
                   Stephen J. DeGroat

                                 EXHIBIT INDEX

        EXHIBIT
        NUMBER                                 DESCRIPTION
        -------                                -----------
          2.1          Plan and Agreement of Merger dated October 14, 1993, between
                       Patterson Energy, Inc., a Texas corporation, and Patterson
                       Energy, Inc., a Delaware corporation, together with related
                       Certificates of Merger.(1)
          2.2          Agreement and Plan of Merger, dated April 22, 1996 among
                       Patterson Energy, Inc., Patterson Drilling Company and
                       Tucker Drilling Company, Inc.(2)
          2.2.1        Amendment to Agreement and Plan of Merger, dated May 16,
                       1996 among Patterson Energy, Inc., Patterson Drilling
                       Company and Tucker Drilling Company, Inc.(3)
          2.3          Agreement and Plan of Merger dated as of January 5, 2001
                       among Patterson Energy, Inc., Patterson Drilling Company LP,
                       LLLP and Jones Drilling Corporation.(4)
          2.4          Agreement and Plan of Merger, dated February 4, 2001, by and between UTI Energy Corp. and Patterson Energy, Inc.(5)
          2.5          Asset Purchase Agreement, dated as of December 21, 2001
                       among Patterson-UTI Energy, Inc., Patterson-UTI Drilling
                       Company LP, LLLP and Cleere Drilling Company.
          3.1          Restated Certificate of Incorporation.(6)
          3.1.1        Certificate of Correction of Restated Certificate of
                       Incorporation.
          3.2          Amended and Restated Bylaws.
          3.3          Rights Agreement dated January 2, 1997, between Patterson
                       Energy, Inc. and Continental Stock Transfer & Trust
                       Company.(7)
          3.3.1        Amendment to Rights Agreement dated as of October 23,
                       2001.(15)
          4.1          Excerpt from Restated Certificate of Incorporation of
                       Patterson-UTI Energy, Inc. regarding authorized Common Stock and Preferred Stock.(14)
          4.2          Certificate of Designation.(16)
          4.2.1        Amendment to Certificate of Designation.
          4.3          Registration Rights Agreement with Bear, Stearns and Co.
                       Inc., dated March 25, 1994, as assigned to REMY Capital
                       Partners III, L.P.
         10.1          Loan and Security Agreement, dated November 22, 1999.(14)
         10.1.1        First Amendment to Loan and Security Agreement, dated May 2,
                       2000.(14)
         10.1.2        Second Amendment to Loan and Security Agreement, dated May
                       18, 2000.(14)
         10.1.3        Third Amendment to Loan and Security Agreement, dated
                       October 18, 2000.(14)
         10.1.4        Fourth Amendment to Loan and Security Agreement, dated May
                       8, 2001.(14)
         10.1.5        Fifth Amendment to Loan and Security Agreement, dated June
                       29, 2001.(14)
         10.1.6        Revolving Loan Promissory Note, dated June 29, 2001.(14)
         10.1.7        Guaranty Agreement, dated June 29, 2001.(14)
         10.1.8        Pledge Agreement, dated June 29, 2001.(14)
         10.2          Aircraft Lease, dated December 20, 2000, (effective January
                       1, 2001) between Talbott Aviation, Inc. and Patterson
                       Energy, Inc.(8)
         10.3          Patterson-UTI Energy, Inc. 1993 Stock Incentive Plan, as
                       amended.(9)
         10.4          Patterson-UTI Energy, Inc. Non-Employee Directors' Stock
                       Option Plan, as amended.(10)
         10.5          Patterson-UTI Energy, Inc. Amended and Restated 1997
                       Long-Term Incentive Plan.(11)

        EXHIBIT
        NUMBER                                 DESCRIPTION
        -------                                -----------
         10.6          Amended and Restated Non-Employee Director Stock Option Plan
                       of Patterson-UTI Energy, Inc.(12)
         10.7          Amended and Restated Patterson-UTI Energy, Inc. 1996
                       Employee Stock Option Plan.(12)
         10.8          1997 Stock Option Plan of DSI Industries, Inc.(11)
         10.9          Stock Option Agreement dated July 20, 2001 between
                       Patterson-UTI Energy, Inc. and Kenneth R. Peak (a
                       non-employee director of Patterson-UTI Energy, Inc.).
         10.10         Stock Option Agreement dated July 20, 2001 between
                       Patterson-UTI Energy, Inc. and Stephen J. DeGroat (a
                       non-employee director of Patterson-UTI Energy, Inc.).
         10.11         Model Form Operating Agreement.(13)
         10.12         Form of Drilling Bid Proposal and Footage Drilling
                       Contract.(13)
         10.13         Form of Turnkey Drilling Agreement.(13)
         21.1          Subsidiaries of the Registrant.
         23.1          Consent of Independent Accountants -- PricewaterhouseCoopers
                       LLP.
         23.2          Consent of Independent Auditors -- Ernst & Young LLP.

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

 (2) Incorporated by reference to Item 7, "Financial Statements and Exhibits" to Form 8-K dated April 22, 1996 and filed on April 30, 1996.

 (3) Incorporated by reference to Item 7, "Financial Statements and Exhibits" to Form 8-K dated May 16, 1996 and filed on May 22, 1996.

 (4) Incorporated by reference to Item 16, "Exhibits" to Registration Statement on Form S-3 filed on January 8, 2001.

 (5) Incorporated herein by reference to Joint Proxy Statement/Prospectus filed on March 14, 2001.

 (6) Incorporated herein by reference to Item 7, "Financial Statements and Exhibits" to Form 8-K dated and filed on May 8, 2001.

 (7) Incorporated by reference to Item 2, "Exhibits" to Registration Statement on For 8-A filed on January 14, 1997.

 (8) Incorporated herein by reference to Item 14, "Exhibits, Financial Statement Schedules and Reports on Form 8-K" to Form 10-K dated December 31, 2000.

 (9) Incorporated herein by reference to Item 8, "Exhibits" to Registration Statement on Form S-8 (File No. 333-47917) filed on March 13, 1998.

(10) Incorporated herein by reference to Item 8, "Exhibits" to Registration Statement on Form S-8 (File No. 33-39471) filed on November 4, 1997.

(11) Incorporated herein by reference to Item 8, "Exhibits" to Post-Effective Amendment No. 1 to Registration Statement on Form S-8 (file No. 333-60470) filed on July 25, 2001.

(12) Incorporated herein by reference to Item 8, "Exhibits" to Post-Effective Amendment No. 1 to Registration Statement on Form S-8 (file No. 333-60466) filed on July 25, 2001.

(13) Incorporated by reference to Item 27, "Exhibits" to Registration Statement on Form SB-2 (File No. 33-68058-FW) filed on August 30, 1993.

(14) Incorporated herein by reference to Item 6, "Exhibits and Reports on Form 8-K" to Form 10-Q for the quarterly period ended June 30, 2001, filed on August 1, 2001.

(15) Incorporated herein by reference to Item 6, "Exhibits and Reports on Form 8-K" to Form 10-Q for the quarterly period ended September 30, 2001, filed on October 31, 2001.

(16) Incorporated herein by reference to Item 2, "Exhibits" to Registration Statement on Form 8-A (File No. 000-22664) filed on January 14, 1997.