Form 10-Q
period 2002-03-31
PATTERSON UTI ENERGY INC
filed 2002-05-14
CIK 889900

--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

   [x]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

   For the quarterly period ended March 31, 2002

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

                                 (915) 574-6300
              (Registrant's telephone number, including area code)

                                       N/A
                 (Former name, former address and former fiscal
                      year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes [x] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     78,880,056 shares of common stock, $0.01 par value, as of May 13, 2002


--------------------------------------------------------------------------------

                   PATTERSON-UTI ENERGY, INC. AND SUBSIDIARIES

                                      INDEX

Part I - Financial Information                                                                     PAGE
                                                                                                   ----
      Item 1.     Financial Statements

                  Unaudited condensed consolidated balance sheets................................     3

                  Unaudited condensed consolidated statements of income..........................     4

                  Unaudited condensed consolidated statement of stockholders' equity.............     5

                  Unaudited condensed consolidated statements of cash flows......................     6

                  Notes to unaudited condensed consolidated financial statements.................     7

      Item 2.     Changes in Securities and Use of Proceeds......................................    12

      Item 3.     Management's Discussion and Analysis of Financial Condition and
                  Results of Operations..........................................................    13

      Item 4.     Quantitative and Qualitative Disclosures About Market Risk.....................    16

Cautionary Statement for Purposes of the "Safe Harbor" Provisions of the Private
      Securities Litigation Reform Act of 1995...................................................    17

Part II - Other Information

      Item 1.     Legal Proceedings..............................................................    18

      Item 6.     Exhibits and Reports on Form 8-K...............................................    18

Signatures.......................................................................................    20

                         PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

         THE FOLLOWING UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS INCLUDE ALL ADJUSTMENTS WHICH, IN THE OPINION OF MANAGEMENT, ARE NECESSARY IN ORDER TO MAKE SUCH FINANCIAL STATEMENTS NOT MISLEADING.

                   PATTERSON-UTI ENERGY, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                                 (in thousands)

                                                                                         MARCH 31,        DECEMBER 31,
                                                                                            2002              2001
                                                                                        ------------      ------------
                                    ASSETS
Current assets:
    Cash and cash equivalents .....................................................     $     58,357      $     33,584
    Accounts receivable, net of allowance for doubtful accounts of $3,632 at
        March 31, 2002 and $4,021 at December 31, 2001 ............................           92,931           133,837
    Inventory .....................................................................           17,162            16,272
    Deferred tax assets ...........................................................           17,625            10,420
    Other .........................................................................            6,217             5,345
                                                                                        ------------      ------------
        Total current assets ......................................................          192,292           199,458
Property and equipment, at cost, net ..............................................          638,316           614,420
Goodwill and intangible assets, net ...............................................           51,501            51,634
Other .............................................................................            3,894             4,130
                                                                                        ------------      ------------
        Total assets ..............................................................     $    886,003      $    869,642
                                                                                        ============      ============

                     LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable:
       Trade ......................................................................     $     31,079      $     47,945
       Other ......................................................................            6,207             4,833
    Accrued expenses ..............................................................           29,918            36,508
                                                                                        ------------      ------------
        Total current liabilities .................................................           67,204            89,286
Deferred tax liabilities ..........................................................          103,883            92,859
Other .............................................................................              285               355
                                                                                        ------------      ------------
        Total liabilities .........................................................          171,372           182,500
                                                                                        ------------      ------------
Commitments and contingencies .....................................................               --                --
Stockholders' equity:
    Preferred stock, par value $.01; authorized 1,000 shares, no shares issued ....               --                --
    Common stock, par value $.01; authorized 200,000 shares with 79,801 and
         78,463 issued and 78,294 and 76,956 outstanding at March 31, 2002
         and December 31, 2001, respectively ......................................              798               784
    Additional paid-in capital ....................................................          465,116           441,475
    Retained earnings .............................................................          262,769           258,834
    Accumulated other comprehensive loss ..........................................           (2,397)           (2,296)
    Treasury stock, at cost, 1,507 shares .........................................          (11,655)          (11,655)
                                                                                        ------------      ------------
        Total stockholders' equity ................................................          714,631           687,142
                                                                                        ------------      ------------
        Total liabilities and stockholders' equity ................................     $    886,003      $    869,642
                                                                                        ============      ============

    The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                   PATTERSON-UTI ENERGY, INC. AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                    (in thousands, except per share amounts)




                                                                  THREE MONTHS ENDED
                                                                       MARCH 31,
                                                            ------------------------------
                                                                2002              2001
                                                            ------------      ------------
Operating revenues:
    Drilling ..........................................     $    101,940      $    206,059
    Drilling and completion fluids ....................           16,146            19,670
    Pressure pumping ..................................            7,428             7,337
    Other .............................................            2,709             5,520
                                                            ------------      ------------
                                                                 128,223           238,586
                                                            ------------      ------------
Operating costs and expenses:
    Drilling ..........................................           73,432           130,197
    Drilling and completion fluids ....................           14,723            16,365
    Pressure pumping ..................................            4,157             4,395
    Depreciation, depletion and amortization ..........           22,202            19,320
    General and administrative ........................            6,343             7,662
    Bad debt expense ..................................               --               400
    Other .............................................              938             1,087
                                                            ------------      ------------
                                                                 121,795           179,426
                                                            ------------      ------------
Operating income ......................................            6,428            59,160
                                                            ------------      ------------
Other income (expense):
    Interest income ...................................              225               851
    Interest expense ..................................             (111)           (1,530)
    Other .............................................               17                68
                                                            ------------      ------------
                                                                     131              (611)
                                                            ------------      ------------
Income before income taxes ............................            6,559            58,549
                                                            ------------      ------------
Income tax expense (benefit):
    Current ...........................................           (4,557)           14,929
    Deferred ..........................................            7,181             7,009
                                                            ------------      ------------
                                                                   2,624            21,938
                                                            ------------      ------------
Net income ............................................     $      3,935      $     36,611
                                                            ============      ============
Net income per common share:
    Basic .............................................     $       0.05      $       0.48
                                                            ============      ============
    Diluted ...........................................     $       0.05      $       0.46
                                                            ============      ============

Weighted average number of common shares
         outstanding:
    Basic .............................................           77,412            75,894
                                                            ============      ============
    Diluted ...........................................           79,894            79,058
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

                   PATTERSON-UTI ENERGY, INC. AND SUBSIDIARIES
      CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)
                                 (in thousands)




                                        Common Stock                                    Accumulated
                                 --------------------------  Additional                    other
                                  Number of                   paid-in       Retained    comprehensive    Treasury
                                    shares        Amount       capital       earnings        loss          stock           Total
                                 ------------  ------------  ------------  ------------  ------------   ------------   ------------

Balance, December 31, 2001 ....        78,463  $        784  $    441,475  $    258,834  $     (2,296)  $    (11,655)  $    687,142
Issuance of common stock ......           650             7        16,933            --            --             --         16,940
Exercise of stock options .....           688             7         3,607            --            --             --          3,614
Tax benefit related to
  exercise of stock options ...            --            --         3,101            --            --             --          3,101
Foreign currency translation ..            --            --            --            --          (101)            --           (101)
Net income ....................            --            --            --         3,935            --             --          3,935
                                 ------------  ------------  ------------  ------------  ------------   ------------   ------------
Balance, March 31, 2002 .......        79,801  $        798  $    465,116  $    262,769  $     (2,397)  $    (11,655)  $    714,631
                                 ============  ============  ============  ============  ============   ============   ============



    The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                   PATTERSON-UTI ENERGY, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (in thousands)




                                                                                          THREE MONTHS ENDED
                                                                                                MARCH 31,
                                                                                     ------------------------------
                                                                                         2002              2001
                                                                                     ------------      ------------
Cash flows from operating activities:
    Net income .................................................................     $      3,935      $     36,611
     Adjustments to reconcile net income to net cash
        provided by operating activities:
     Depreciation, depletion and amortization ..................................           22,202            19,320
     Bad debt expense ..........................................................               --               400
     Deferred income tax expense ...............................................            7,181             7,009
     Tax benefit related to stock options ......................................            3,101             1,962
     Other .....................................................................              (31)             (130)
           Changes in operating assets and liabilities:
           Accounts receivable .................................................           40,937           (27,229)
           Inventory and other current assets ..................................           (1,762)            3,470
           Accrued federal income taxes receivable .............................           (7,412)            6,004
           Accounts payable ....................................................          (16,866)           22,142
           Other liabilities ...................................................           (5,345)           (2,090)
                                                                                     ------------      ------------
                      Net cash provided by operating activities ................           45,940            67,469
                                                                                     ------------      ------------
Cash flows from investing activities:
     Acquisitions ..............................................................               --           (27,045)
     Purchases of property and equipment .......................................          (25,281)          (48,228)
     Proceeds from sales of property and equipment .............................              254               426
     Change in other assets ....................................................              243            (2,842)
                                                                                     ------------      ------------
                 Net cash used in investing activities .........................          (24,784)          (77,689)
                                                                                     ------------      ------------
Cash flows from financing activities:
     Proceeds from issuance of notes payable ...................................               --             9,760
     Payments of notes payable .................................................               --            (1,980)
     Proceeds from exercise of stock options ...................................            3,614             1,784
                                                                                     ------------      ------------
                      Net cash provided by financing activities ................            3,614             9,564
                                                                                     ------------      ------------
                      Net increase (decrease) in cash and cash equivalents .....           24,770              (656)
                      Foreign currency translation adjustment ..................                3               139
Cash and cash equivalents at beginning of period ...............................           33,584            66,916
                                                                                     ------------      ------------
Cash and cash equivalents at end of period .....................................     $     58,357      $     66,399
                                                                                     ============      ============
Supplemental disclosure of cash flow information:
    Net cash received (paid) during the period for:
       Interest ................................................................     $       (111)     $     (1,530)
       Income taxes ............................................................     $        263      $     (3,850)



        Non-cash investing and financing activities:

        In March 2002, the Company acquired five SCR Electric land-based drilling rigs through the acquisition of Odin Drilling, Inc., for a purchase price of $16.9 million. The purchase price consisted of 650,000 shares of common stock valued at $26.06 per share. A deferred tax liability of $4.1 million was recorded as a result of the transaction.



    The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                   PATTERSON-UTI ENERGY, INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.   BASIS OF CONSOLIDATION AND PRESENTATION

     Patterson Energy, Inc. ("Patterson") and UTI Energy Corp. ("UTI") consummated a merger on May 8, 2001, with Patterson as the surviving entity, which was treated as a reorganization within the meaning of Section 368(a) of the Internal Revenue Code of 1986, as amended, and accounted for as a pooling of interests for financial accounting purposes. Historical financial statements as presented herein, have been restated to provide for the retroactive effect of the merger. At the time of the merger, the name of Patterson Energy, Inc. was changed to "Patterson-UTI Energy, Inc." ("Patterson-UTI").

     The consolidated financial statements include the accounts of Patterson-UTI and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

     The interim condensed consolidated financial statements have been prepared by management of the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations, although the Company believes the disclosures included herein are adequate to make the information presented not misleading. In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for presentation of the information have been included. The unaudited condensed consolidated balance sheet as of December 31, 2001, as presented herein, was derived from the audited balance sheet of the Company, but does not include all disclosures required by generally accepted accounting principles.

     The U.S. dollar is the functional currency for all of the Company's operations except for its Canadian operations, which use the Canadian dollar as functional currency. The effects of exchange rate changes are reflected in accumulated other comprehensive income, which is a separate component of stockholders' equity (See Note 4).

     The Company provides a dual presentation of its earnings per share in its Consolidated Statements of Income: Basic Earnings per Share ("Basic EPS") and Diluted Earnings per Share ("Diluted EPS"). Basic EPS is computed using the weighted average number of shares outstanding during the periods presented. Diluted EPS includes common stock equivalents, generally stock options and warrants that are "in the money", which are dilutive to earnings per share. For the three months ended March 31, 2002 and 2001, dilutive securities included in the calculation of Diluted EPS were 2.5 million shares and 3.2 million shares, respectively. There are 470,000 potentially dilutive options and warrants outstanding at March 31, 2002 which have been excluded from the calculation of Diluted EPS as their exercise price is greater than the average market price for the three-month period ended March 31, 2002.

     The results of operations for the three months ended March 31, 2002, are not necessarily indicative of the results to be expected for the full year.

     Certain reclassifications have been made to the 2001 consolidated financial statements in order for them to conform with the 2002 presentation.

2.   RECENT ACQUISITION

     Odin Drilling, Inc. -- In March 2002, the Company acquired five SCR Electric land-based drilling rigs through the acquisition of Odin Drilling, Inc., for a purchase price of $16.9 million. The purchase price consisted of 650,000 shares of common stock valued at $26.06 per share. A deferred tax liability of $4.1 million was recorded as a result of the transaction. The purchase price was allocated among the rigs based on their estimated fair values.

                   PATTERSON-UTI ENERGY, INC. AND SUBSIDIARIES
    NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED


2.   RECENT ACQUISITION - (CONTINUED)

     This transaction was accounted for as a purchase. Odin had conducted no operations prior to its acquisition by the Company. No goodwill was recorded in connection with this acquisition.


3.   STOCKHOLDERS' EQUITY

     In March 2002, the Company issued 650,000 shares of its common stock as consideration for the acquisition of Odin Drilling, Inc. (see Note 2). The common stock was valued at $26.06 per share, its fair market value on the date the terms of the transaction were agreed upon.

4. COMPREHENSIVE INCOME AND ACCUMULATED OTHER COMPREHENSIVE INCOME

     The following table illustrates the Company's comprehensive income including the effects of foreign currency translation adjustments for the three months ended March 31, 2002 and 2001 (in thousands):

                                                            THREE MONTHS ENDED
                                                                 MARCH 31,
                                                       ------------------------------
                                                           2002              2001
                                                       ------------      ------------
Net income .......................................     $      3,935      $     36,611
Other comprehensive loss:
     Foreign currency translation adjustment .....             (101)           (1,622)
                                                       ------------      ------------
Comprehensive income .............................     $      3,834      $     34,989
                                                       ============      ============

     All accumulated other comprehensive income at March 31, 2002 and December 31, 2001 consists of foreign currency translation adjustments.

5.   PRO FORMA FINANCIAL INFORMATION

     The merger between Patterson and UTI was treated as a reorganization within the meaning of Section 368(a) of the Internal Revenue Code of 1986, as amended, and was accounted for as a pooling of interests for financial accounting purposes. The consolidated financial statements give retroactive effect to the merger, which includes combining the companies' historical consolidated financial statements for the period ended March 31, 2001. Certain adjustments were made in that period to conform the previous accounting policies of UTI with those of Patterson.


     Selected unaudited pro forma information related to the operations of Patterson and UTI for the three months ended March 31, 2001 follows (in thousands):

                               PATTERSON           UTI           ADJUSTMENTS       COMBINED
                              ------------     ------------     ------------     ------------
Revenues ................     $    129,936     $    108,390     $        260     $    238,586
Operating income ........     $     32,702     $     26,431     $         27     $     59,160
Net Income ..............     $     20,544     $     16,050     $         17     $     36,611

                   PATTERSON-UTI ENERGY, INC. AND SUBSIDIARIES
    NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED

6.   BUSINESS SEGMENTS

     Our revenues, operating profits and identifiable assets are primarily attributable to three industry segments: contract drilling, drilling and completion fluid services and pressure pumping services. Separate financial data for each of our three business segments is provided below.

                                                       THREE MONTHS ENDED
                                                           MARCH 31,
                                                 ------------------------------
                                                     2002              2001
                                                 ------------      ------------
                                                        (IN THOUSANDS)
Revenues:
    Contract drilling ......................     $    101,940      $    206,059
    Drilling and completion fluids .........           16,146            19,670
    Pressure pumping .......................            7,428             7,337
    Corporate and other ....................            2,709             5,520
                                                 ------------      ------------
Total operating revenues ...................     $    128,223      $    238,586
                                                 ============      ============
Income (loss) from operations:
    Contract drilling ......................     $      7,327      $     57,563
    Drilling and completion fluids .........             (842)            1,006
    Pressure pumping .......................            1,481             1,647
    Corporate and other ....................           (1,538)           (1,056)
                                                 ------------      ------------
                                                        6,428            59,160
Interest income ............................              225               851
Interest expense ...........................             (111)           (1,530)
Other ......................................               17                68
                                                 ------------      ------------
Income before income taxes .................     $      6,559      $     58,549
                                                 ============      ============


                                                   MARCH 31,        DECEMBER 31,
                                                     2002              2001
                                                 ------------      ------------
                                                         (IN THOUSANDS)
Identifiable assets:
    Contract drilling ......................     $    693,478      $    681,700
    Drilling and completion fluids .........           35,560            41,724
    Pressure pumping .......................           30,493            29,473
    Corporate and other (a) ................          126,472           116,745
                                                 ------------      ------------
                                                 $    886,003      $    869,642
                                                 ============      ============


----------
(a) Corporate and other assets primarily includes cash on hand managed by the parent and oil and natural gas properties.


7.   RECENTLY ISSUED ACCOUNTING STANDARDS

     The Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," ("SFAS No. 142") in June 2001. SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, "Intangible Assets." The provisions of SFAS No. 142, which the Company adopted on January 1, 2002, are not expected to have a material impact on the Company's consolidated financial statements. Approximately $944,000 in amortization expenses recognized during the first quarter of 2001 would not have been recognized under SFAS No. 142.

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

     The FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," (SFAS No. 144) in August 2001. SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The provisions of SFAS No. 144, which the Company adopted on January 1, 2002, did not have an impact on the Company's consolidated financial statements.

8.   GOODWILL AND INTANGIBLE ASSETS

     Effective January 1, 2002 we adopted Statement of Financial Accounting Standards 142, "Goodwill and Other Intangible Assets". This accounting pronouncement requires that the Company cease amortization of all intangible assets having indefinite useful economic lives. Such assets, including goodwill, are not to be amortized until their lives are determined to be finite, however, a recognized intangible asset with an indefinite useful life should be tested for impairment annually or on an interim basis if events or circumstances indicated that the fair value of the asset has decreased below its carrying value. As of March 31, 2002, the Company had not completed a transitional test for goodwill impairment, but it intends to complete such test during the second quarter 2002.

     Other intangible assets include covenants-not-to-compete and other agreements. All of our intangible assets, having definite lives, are being amortized on a straight-line basis over their estimated useful lives. SFAS Nos. 141 and 142 also require disclosure of the following information related to goodwill and other intangible assets (in thousands):

                                                  MARCH 31,        DECEMBER 31,
                                                     2002              2001
                                                 ------------      ------------
Goodwill ...................................     $     69,860      $     69,860
Accumulated amortization ...................          (19,661)          (19,661)
                                                 ------------      ------------
Goodwill, net ..............................           50,199            50,199
                                                 ------------      ------------

Covenants-not-to-compete and other .........     $      3,629      $      3,635
Accumulated amortization ...................           (2,327)           (2,200)
                                                 ------------      ------------
Other intangible assets, net ...............            1,302             1,435
                                                 ------------      ------------
Total goodwill and intangible assets, net...     $     51,501      $     51,634
                                                 ============      ============

     Change in the net carrying amount of goodwill for the quarter ended March 31, 2002 is as follows (in thousands):

                                                                   DRILLING &
                                                                   COMPLETION
                                                   DRILLING          FLUIDS             TOTAL
                                                 ------------     ------------     ------------
Balance at December 31, 2001 ...............     $     40,265     $      9,934     $     50,199
Changes to goodwill ........................               --               --               --
                                                 ------------     ------------     ------------
Balance at March 31, 2002 ..................     $     40,265     $      9,934     $     50,199
                                                 ============     ============     ============

                   PATTERSON-UTI ENERGY, INC. AND SUBSIDIARIES
    NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED


8.   GOODWILL AND INTANGIBLE ASSETS - (CONTINUED)


     Amortization expense consists of the following (in thousands):

                                                  THREE MONTHS ENDED MARCH 31,
                                                 -----------------------------
                                                     2002             2001
                                                 ------------     ------------
Goodwill ...................................     $         --     $        944
Covenants-not-to-compete and other .........              127              214
                                                 ------------     ------------
                                                 $        127     $      1,158
                                                 ============     ============


     Our weighted average amortization period for intangible assets is approximately 10 years. The following table shows the estimated amortization expense for these assets for each of the five succeeding fiscal years (in thousands):

2003...................$ 134
2004...................$  97
2005...................$  97
2006...................$  97
2007...................$  97

     Had SFAS No. 142 been in effect prior to January 1, 2002, our reported net income and net income per share would have been as follows (in thousands, except per share amounts):

                                              THREE MONTHS ENDED MARCH 31,
                                             -----------------------------
                                                 2002             2001
                                             ------------     ------------

Net income:
Reported ...............................     $      3,935     $     36,611
Goodwill amortization ..................               --              944
                                             ------------     ------------
Adjusted ...............................     $      3,935     $     37,555
                                             ============     ============

Basic net income per common share:
Reported ...............................     $       0.05     $       0.48
Effect of goodwill amortization ........               --             0.01
                                             ------------     ------------
Adjusted ...............................     $       0.05     $       0.49
                                             ============     ============

Diluted net income per common share:
Reported ...............................     $       0.05     $       0.46
Effect of goodwill amortization ........               --             0.01
                                             ------------     ------------
Adjusted ...............................     $       0.05     $       0.47
                                             ============     ============

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

     Since year-end 2001, the Company has issued 650,000 shares of common stock that were not registered under the Securities Act of 1993, as amended, at the time of issuance. The securities were issued in March 2002 as consideration for the acquisition of Odin Drilling, Inc. The common stock was valued at $26.06 per share.

     No underwriter was involved in the transaction and no sales commissions, fees or similar compensation were paid to any person in connection with the issuance of the shares. The Company believes that the issuance of the securities was exempt from the registration requirements of Section 5 of the Securities Act by virtue of Section 4(2) of the Securities Act and/or under Rule 506 of Regulation D promulgated thereunder.

ITEM 3. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     THE FOLLOWING SUMMARY OF LIQUIDITY AND CAPITAL RESOURCES AND RESULTS OF OPERATIONS IS BASED ON CONSOLIDATED FINANCIAL INFORMATION THAT HAS BEEN RESTATED TO REFLECT THE MERGER OF UTI INTO PATTERSON-UTI ON MAY 8, 2001, UNDER THE POOLING OF INTERESTS METHOD OF ACCOUNTING.

LIQUIDITY AND CAPITAL RESOURCES

     As of March 31, 2002, we had working capital of approximately $125.1 million including cash and cash equivalents of $58.4 million. For the three months ended March 31, 2002, our primary sources and uses of cash flow were:

     o    $45.9 million provided by operations and

     o    $3.6 million from the exercise of stock options.

     Correspondingly, we used approximately $25.3 million:

     o to make capital expenditures for the betterment and refurbishment of our drilling rigs,

     o    for the acquisition and procurement of drilling equipment,

     o to fund leasehold acquisition and exploration and development of oil and natural gas properties and

     o to fund capital expenditures for our drilling and completion fluids and pressure pumping divisions.

     In March 2002, the Company acquired five SCR Electric land-based drilling rigs through the acquisition of Odin Drilling, Inc., for a purchase price of $16.9 million. The purchase price consisted of 650,000 shares of common stock valued at $26.06 per share. A deferred tax liability of $4.1 million was recorded as a result of the transaction. The purchase price was allocated among the rigs based on their estimated fair values. The shares were not registered under the Securities Act of 1993 in reliance on a private placement exemption pursuant to Section 4(2) of that Act (See ITEM 2).

       As of March 31, 2002, there were no amounts drawn under the Company's $100.0 million revolving line of credit. The line of credit carries a floating interest rate of LIBOR plus 1.75% to 2.75% based on twelve-month trailing EBITDA. The facility has no financial covenants unless availability under the facility is less than $20.0 million.

     We believe that the current level of cash and short-term investments, together with cash generated from operations should be sufficient to meet our immediate capital needs. From time to time, acquisition opportunities are reviewed. The timing, size or success of any acquisition and the associated capital commitments are unpredictable. Should further opportunities for growth requiring capital arise, we believe we would be able to satisfy these needs through a combination of working capital, cash generated from operations, and either debt or equity financing. However, there can be no assurance that such capital would be available.

RESULTS OF OPERATIONS

The following tables summarize operations for the three months ended March 31, 2002 and 2001:

CONTRACT DRILLING                                               2002              2001            % CHANGE
                                                            ------------      ------------      ------------
                                                                   (IN THOUSANDS)
Revenues ..............................................     $    101,940      $    206,059             (50.5)%
Direct operating costs ................................     $     73,432      $    130,197             (43.6)%
Selling, general and administrative ...................     $      1,183      $      1,737             (31.9)%
Depreciation and amortization .........................     $     19,998      $     16,562              20.7%
Operating income ......................................     $      7,327      $     57,563             (87.3)%
Operating days ........................................           10,550            20,753             (49.2)%
Average revenue per operating day .....................     $       9.66      $       9.93              (2.7)%
Average direct operating cost per operating day .......     $       6.96      $       6.27              11.0%
Average margin per operating day ......................     $       2.70      $       3.66             (26.2)%
Number of owned rigs at end of period .................              324               302               7.3%
Average number of rigs owned during period ............              320               299               7.0%
Average rigs operating ................................              117               231             (49.4)%
Rig utilization percentage ............................               37%               77%            (51.9)%
Capital expenditures ..................................     $     21,667      $     42,829             (49.4)%


     Deteriorating industry conditions, which began in the third quarter of 2001 and continued into the first quarter of 2002 have had an adverse impact on the market prices of oil and natural gas. Accordingly, the demand for our contract drilling services has been negatively impacted. Market prices for oil fell from an average of $29.12 per barrel during the first quarter of 2001 to an average of $21.72 per barrel during the first quarter of 2002 and natural gas prices fell from an average of $6.23 per Mcf during the first quarter of 2001 to an average of $2.51 per Mcf for the same three-month period in 2002. We expect demand for our contract drilling services to increase as industrial demand improves and the economy strengthens.

    The decreased operating results were reflective of a significant decline in demand for our contract drilling services as evidenced by:

      o decreases in average rig utilization and in the number of operating days and
      o decreases in average daily margin due to declines in day rates and increases in average costs per day.

     The increased costs are largely attributable to our efforts to maintain our most experienced field personnel despite the significant decline in rig utilization.

DRILLING AND COMPLETION FLUIDS                        2002              2001           % CHANGE
                                                  ------------      ------------     ------------
                                                         (IN THOUSANDS)
Revenues ....................................     $     16,146      $     19,670            (17.9)%
Direct operating costs ......................     $     14,723      $     16,365            (10.0)%
Selling, general and administrative .........     $      1,727      $      1,713              0.8%
Depreciation and amortization ...............     $        538      $        586             (8.2)%
Operating income (loss) .....................     $       (842)     $      1,006           (183.7)%
Total jobs ..................................              321               484            (33.7)%
Average revenue per job .....................     $      50.30      $      40.64             23.8%
Average costs per job .......................     $      45.87      $      33.81             35.7%
Average margin per job ......................     $       4.43      $       6.83            (35.1)%
Capital expenditures ........................     $        663      $        929            (28.6)%


         The decreases noted were primarily attributable to deteriorating industry conditions, as noted above, and the resulting decline in demand for our drilling and completion fluid services, which is further illustrated by the 33.7% decline in the number of jobs completed in the 2002 quarter versus the 2001 quarter. As commodity prices improve, we expect to begin to see increases in the demand for our contract drilling and completion fluids services.

PRESSURE PUMPING                                      2002             2001           % CHANGE
                                                  ------------     ------------     ------------
                                                         (IN THOUSANDS)
Revenues ....................................     $      7,428     $      7,337              1.2%
Direct operating costs ......................     $      4,157     $      4,395             (5.4)%
Selling, general and administrative .........     $      1,181     $        918             28.6%
Depreciation ................................     $        609     $        377             61.5%
Operating income ............................     $      1,481     $      1,647            (10.1)%
Total jobs ..................................              839              968            (13.3)%
Average revenue per job .....................     $       8.85     $       7.58             16.8%
Average costs per job .......................     $       4.95     $       4.54              9.0%
Average margin per job ......................     $       3.90     $       3.04             28.3%
Capital expenditures ........................     $        936     $      1,734            (46.0)%

     Increased general and administrative expense and depreciation for our pressure pumping operations can be attributed to significant growth of the pressure pumping segment during 2001, with additions to personnel as well as equipment and facilities.

CORPORATE AND OTHER                                        2002               2001           % CHANGE
                                                       ------------      ------------      ------------
                                                               (IN THOUSANDS)
Revenues .........................................     $      2,709      $      5,520             (50.9)%
Other expenses ...................................     $        938      $      1,087             (13.7)%
Bad debt expense .................................     $         --      $        400            (100.0)%
Selling, general and administrative ..............     $      2,252      $      3,294             (31.6)%
Depreciation, depletion and amortization .........     $      1,057      $      1,795             (41.1)%
Operating loss ...................................     $     (1,538)     $     (1,056)            (45.6)%
Capital expenditures .............................     $      3,042      $      2,722              11.8%

     The decrease in revenues in Corporate and Other is largely attributable to the impact of the weakened commodity prices on our oil and natural gas operations.

The following table summarizes certain industry data for the three months ended March 31, 2002 and 2001:

INDUSTRY DATA                                                   2002             2001           % CHANGE
                                                            ------------     ------------     ------------
Average US natural gas spot price per Mcf (a) .........     $       2.51     $       6.23            (59.7)%
Average West Texas intermediate crude oil spot
    Price per BBL (a) .................................     $      21.72     $      29.12            (25.4)%
Average weekly US land rig count (b) ..................              814            1,141            (28.7)%
Average weekly Canadian land rig count (b) ............              371              504            (26.4)%


--------------
(a) Source:  2002-Raymond James; 2001-Market Energy
(b) Source:  Baker Hughes


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

   Due to a decline in oil and natural gas prices beginning in the second quarter of 2001, demand for drilling rigs declined beginning in the third quarter of 2001 and continued into the first quarter of 2002. This decline in demand has resulted in a steep decline in drilling rig utilization and day rates, which in turn has adversely impacted our operations.

IMPACT OF INFLATION

   We believe that inflation will not have a significant near-term impact on our financial position.

ITEM 4. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         We currently have no exposure to interest rate market risk because we have no outstanding balance under our credit facility. Should we incur a balance in the future, we would have some exposure associated with the floating rate of the interest charged on that balance. The credit facility, which expires on June 29, 2005, bears interest at LIBOR plus 1.75 % to 2.75% based on the Company's twelve-month trailing EBITDA. Our exposure to interest rate risk due to changes in LIBOR is not expected to be material.

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

                                 ---------------

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE
                    SECURITIES LITIGATION REFORM ACT OF 1995

         "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Item 2 of this Report contains forward-looking statements which are made pursuant to the "safe harbor" provisions of The Private Securities Litigation Reform Act of 1995. These statements include, without limitation, statements relating to: liquidity; financing of operations; continued volatility of oil and natural gas prices; source and sufficiency of funds required for immediate capital needs and additional rig acquisitions (if further opportunities arise); and such other matters. The words "believes," "plans," "intends," "expected," "estimates" or "budgeted" and similar expressions identify forward-looking statements. The forward-looking statements are based on certain assumptions and analyses we make in light of our experience and our perception of historical trends, current conditions, expected future developments and other factors we believe are appropriate in the circumstances. We do not undertake to update, revise or correct any of the forward-looking information. Factors that could cause actual results to differ materially from our expectations expressed in the forward-looking statements include, but are not limited to, the following:

         o        Swings in prices and demand for oil and natural gas;

         o Swings in demand for contract drilling, pressure pumping and drilling and completion fluids services;

         o        Shortages of drill pipe and other drilling equipment;

         o        Labor shortages, primarily qualified drilling personnel;

         o Effects of competition from other drilling contractors and providers of pressure pumping and drilling and completion fluids services;

         o Occurrence of operating hazards and uninsured losses inherent in our business operations; and

         o        Environmental and other governmental regulation.

         For a more complete explanation of these various factors and others, see "Cautionary Statement for Purposes of the 'Safe Harbor' Provisions of the Private Securities Litigation Reform Act of 1995" included in our Annual Report on Form 10-K for the year ended December 31, 2001, beginning on page 13.

         You are cautioned not to place undue reliance on any of our forward-looking statements, which speak only as of the date of the document or in the case of documents incorporated by reference, the date of those documents.


                                 ---------------

                           PART II - OTHER INFORMATION



ITEM 1.  LEGAL PROCEEDINGS

         Westfort Energy LTD and Westfort Energy (US) LTD f/k/a Canadian Delta, Inc. ("Westfort"), filed a lawsuit against two Patterson-UTI subsidiaries, Patterson Petroleum LP and Patterson Drilling Company LP, in the Circuit Court, Rankin County, Mississippi, Case No. 2002-18. The lawsuit relates to a letter agreement entered into in July 2000 between Patterson Petroleum and Westfort concerning the drilling of a daywork well in Mississippi. This lawsuit was filed by Westfort after Patterson Petroleum made demand on Westfort for payment of the contract drilling services. There have been no significant developments in these proceedings since year-end 2001.


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

2.2.1 Amendment to Agreement and Plan of Merger, dated May 16, 1996 among Patterson Energy, Inc., Patterson Drilling Company and Tucker Drilling Company, Inc.(3)

2.3 Agreement and Plan of Merger, dated February 4, 2001, by and between UTI Energy Corp. and Patterson Energy, Inc.(4)

2.4 Agreement and Plan of Merger, dated March 10, 2002 among Patterson-UTI Energy, Inc., Patterson-UTI Drilling Company LP, LLLP and Odin Drilling, Inc.

3.1      Restated Certificate of Incorporation.(5)

3.1.1    Certificate of Correction of Restated Certificate of Incorporation.(10)

3.2      Amended and Restated Bylaws.(10)

3.3 Rights Agreement dated January 2, 1997, between Patterson Energy, Inc. and Continental Stock Transfer & Trust Company.(6)

3.3.1    Amendment to Rights Agreement dated as of October 23, 2001.(8)

4.1 Excerpt from Restated Certificate of Incorporation of Patterson-UTI Energy, Inc. regarding authorized Common Stock and Preferred Stock.(7)

4.2      Certificate of Designation.(9)

4.2.1    Amendment to Certificate of Designation.(10)

4.3 Registration Rights Agreement with Bear, Stearns and Co. Inc., dated March 25, 1994, as assigned to REMY Capital Partners III, L.P.(10)

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

(2) Incorporated by reference to Item 7, "Financial Statements and Exhibits" to Form 8-K dated April 22, 1996 and filed on April 30, 1996.

(3) Incorporated by reference to Item 7, "Financial Statements and Exhibits" to Form 8-K dated May 16, 1996 and filed on May 22, 1996.

(4) Incorporated herein by reference to Joint Proxy Statement/Prospectus filed on March 14, 2001.

(5) Incorporated herein by reference to Item 7, "Financial Statements and Exhibits" to Form 8-K dated and filed on May 8, 2001.

(6) Incorporated by reference to Item 2, "Exhibits" to Registration Statement on For 8-A filed on January 14, 1997.

(7) Incorporated herein by reference to Item 6, "Exhibits and Reports on Form 8-K" to Form 10-Q for the quarterly period ended June 30, 2001, filed on August 1, 2001.

(8) Incorporated herein by reference to Item 6, "Exhibits and Reports on Form 8-K" to Form 10-Q for the quarterly period ended September 30, 2001, filed on October 31, 2001.

(9) Incorporated herein by reference to Item 2, "Exhibits" to Registration Statement on Form 8-A (File No. 000-22664) filed on January 14, 1997.

(10) Incorporated herein by reference to Item 14, "Exhibits, Financial Statement Schedules and Reports on Form 8-K" to Form 10-K dated December 31, 2001.

     (b) REPORTS ON FORM 8-K.

         There were no reports on Form 8-K filed during the three months ended March 31, 2002.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   PATTERSON-UTI ENERGY, INC.

                                   By: /s/  Cloyce A. Talbott
                                      -----------------------------------------
                                       Cloyce A. Talbott
                                       Chief Executive Officer

                                   By: /s/  Jonathan D. Nelson
                                       -----------------------------------------
                                       Jonathan D.  Nelson
                                       Vice President, Chief Financial Officer,
                                       Secretary and Treasurer

DATED:   May 14, 2002

                                  EXHIBIT INDEX


       EXHIBIT
       NUMBER                              DESCRIPTION
       -------                             -----------

         2.4      Agreement and Plan of Merger, dated March 10, 2002 among
                  Patterson-UTI Energy, Inc., Patterson-UTI Drilling Company LP,
                  LLLP and Odin Drilling, Inc.