Form 10-Q
period 2002-06-30
PATTERSON UTI ENERGY INC
filed 2002-07-24
CIK 889900

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

    [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

   For the quarterly period ended June 30, 2002

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

     78,946,371 shares of common stock, $0.01 par value, as of July 23, 2002

================================================================================

                   PATTERSON-UTI ENERGY, INC. AND SUBSIDIARIES

                                TABLE OF CONTENTS

Part I - Financial Information                                                                     PAGE
                                                                                                   ----
      Item 1.     Financial Statements

                      Unaudited condensed consolidated balance sheets............................    3

                      Unaudited condensed consolidated statements of operations..................    4

                      Unaudited condensed consolidated statement of stockholders' equity.........    5

                      Unaudited condensed consolidated statements of cash flows..................    6

                      Notes to unaudited condensed consolidated financial statements.............    7

      Item 2.     Management's Discussion and Analysis of Financial Condition and
                      Results of Operations......................................................    12

      Item 3.     Quantitative and Qualitative Disclosures About Market Risk.....................    16

Cautionary Statement for Purposes of the "Safe Harbor" Provisions of the Private
      Securities Litigation Reform Act of 1995...................................................    17

Part II - Other Information
      Item 2.     Changes in Securities and Use of Proceeds......................................    18

      Item 6.     Exhibits and Reports on Form 8-K...............................................    18

Signatures.......................................................................................    20

                         PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

         THE FOLLOWING UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS INCLUDE ALL ADJUSTMENTS WHICH, IN THE OPINION OF MANAGEMENT, ARE NECESSARY IN ORDER TO MAKE SUCH FINANCIAL STATEMENTS NOT MISLEADING.

                   PATTERSON-UTI ENERGY, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                                 (in thousands)

                                                                                               JUNE 30,      DECEMBER 31,
                                                                                                2002             2001
                                                                                              ---------      ------------
                                    ASSETS
Current assets:
    Cash and cash equivalents ...........................................................     $  52,869      $     33,584
    Accounts receivable, net of allowance for doubtful accounts of $3,547 at
      June 30, 2002 and $4,021 at December 31, 2001 .....................................        86,248           133,837
    Federal and state income taxes receivable, net ......................................        21,901             1,673
    Inventory ...........................................................................        16,796            16,272
    Deferred tax assets .................................................................        11,842             8,747
    Other ...............................................................................         4,936             5,345
                                                                                              ---------      ------------
        Total current assets ............................................................       194,592           199,458
Property and equipment, at cost, net ....................................................       637,857           614,420
Goodwill and intangible assets, net .....................................................        51,403            51,634
Investment in equity securities .........................................................        12,659                --
Other ...................................................................................         3,333             4,130
                                                                                              ---------      ------------
        Total assets.....................................................................     $ 899,844      $    869,642
                                                                                              =========      ============

                     LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable:
       Trade ............................................................................     $  29,824      $     47,945
       Other ............................................................................         3,132             4,833
    Accrued expenses ....................................................................        31,082            36,508
                                                                                              ---------      ------------
        Total current liabilities .......................................................        64,038            89,286
Deferred tax liabilities ................................................................       110,520            92,859
Other ...................................................................................         2,859               355
                                                                                              ---------      ------------
        Total liabilities ...............................................................       177,417           182,500
                                                                                              ---------      ------------
Commitments and contingencies ...........................................................            --                --
Stockholders' equity:
    Preferred stock, par value $.01; authorized 1,000 shares, no shares issued ..........            --                --
    Common stock, par value $.01; authorized 200,000 shares with 80,432 and and 78,463 issued and 78,925 and 76,956 outstanding at June 30, 2002
         and December 31, 2001, respectively ............................................           804               784
    Additional paid-in capital ..........................................................       474,571           441,475
    Retained earnings ...................................................................       258,924           258,834
    Accumulated other comprehensive loss ................................................          (217)           (2,296)
    Treasury stock, at cost, 1,507 shares ...............................................       (11,655)          (11,655)
                                                                                              ---------      ------------
        Total stockholders' equity ......................................................       722,427           687,142
                                                                                              ---------      ------------
        Total liabilities and stockholders' equity ......................................     $ 899,844      $    869,642
                                                                                              =========      ============

    The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                   PATTERSON-UTI ENERGY, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                    (in thousands, except per share amounts)



                                                    THREE MONTHS ENDED             SIX MONTHS ENDED
                                                         JUNE 30,                      JUNE 30,
                                                 ------------------------      ------------------------
                                                   2002           2001           2002           2001
                                                 ---------      ---------      ---------      ---------
Operating revenues:
    Drilling ..................................  $  98,461      $ 247,173      $ 200,401      $ 453,232
    Drilling and completion fluids ............     16,189         27,516         32,335         47,186
    Pressure pumping ..........................      6,614          8,750         14,042         16,087
    Other .....................................      4,099          4,125          6,808          9,645
                                                 ---------      ---------      ---------      ---------
                                                   125,363        287,564        253,586        526,150
                                                 ---------      ---------      ---------      ---------
Operating costs and expenses:
    Drilling ..................................     78,323        137,724        151,755        267,921
    Drilling and completion fluids ............     13,849         23,210         28,572         39,575
    Pressure pumping ..........................      4,352          4,755          8,509          9,150
    Depreciation, depletion and amortization...     23,090         19,381         45,292         38,701
    General and administrative ................      6,610          7,704         12,953         15,366
    Bad debt expense ..........................         30          1,053             30          1,453
    Merger costs ..............................         --          5,943             --          5,943
    Restructuring and other charges ...........      4,700          7,202          4,700          7,202
    Other .....................................      1,000          1,343          1,938          2,430
                                                 ---------      ---------      ---------      ---------
                                                   131,954        208,315        253,749        387,741
                                                 ---------      ---------      ---------      ---------
Operating income (loss) .......................     (6,591)        79,249           (163)       138,409
                                                 ---------      ---------      ---------      ---------
Other income (expense):
    Interest income ...........................        268            665            493          1,516
    Interest expense ..........................        (94)        (1,192)          (205)        (2,722)
    Other .....................................          8             63             25            131
                                                 ---------      ---------      ---------      ---------
                                                       182           (464)           313         (1,075)
                                                 ---------      ---------      ---------      ---------
Income (loss) before income taxes .............     (6,409)        78,785            150        137,334
                                                 ---------      ---------      ---------      ---------
Income tax expense (benefit):
    Current ...................................     (6,794)        21,388        (11,351)        36,429
    Deferred ..................................      4,230          8,931         11,411         15,828
                                                 ---------      ---------      ---------      ---------
                                                    (2,564)        30,319             60         52,257
                                                 ---------      ---------      ---------      ---------
Net income (loss) .............................  $  (3,845)     $  48,466      $      90      $  85,077
                                                 =========      =========      =========      =========
Net income (loss) per common share:
    Basic .....................................  $   (0.05)     $    0.63      $    0.00      $    1.12
                                                 =========      =========      =========      =========
    Diluted ...................................  $   (0.05)     $    0.61      $    0.00      $    1.07
                                                 =========      =========      =========      =========

Weighted average number of common shares
    outstanding:
    Basic .....................................     78,742         76,350         78,080         76,123
                                                 =========      =========      =========      =========
    Diluted ...................................     78,742         79,152         80,684         79,158
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

                   PATTERSON-UTI ENERGY, INC. AND SUBSIDIARIES
      CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)
                                 (in thousands)


                                           Common Stock                                Accumulated
                                       --------------------   Additional                  other
                                         Number                paid-in     Retained    comprehensive    Treasury
                                       of shares     Amount    capital     earnings        loss           stock       Total
                                       ---------     ------   ----------   ---------   -------------   ----------   ---------
Balance, December 31, 2001 .......        78,463     $  784   $  441,475   $ 258,834   $      (2,296)  $  (11,655)  $ 687,142
Issuance of common stock .........           650          7       16,933          --              --           --      16,940
Exercise of stock options ........         1,319         13        7,372          --              --           --       7,385
Tax benefit related to exercise
    of stock options .............            --         --        8,791          --              --           --       8,791
Foreign currency translation .....            --         --           --          --           2,079           --       2,079
Net income .......................            --         --           --          90              --           90
                                       ---------     ------   ----------   ---------   -------------   ----------   ---------
Balance, June 30, 2002 ...........        80,432     $  804   $  474,571   $ 258,924   $        (217)  $  (11,655)  $ 722,427
                                       =========     ======   ==========   =========   =============   ==========   =========


    The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                   PATTERSON-UTI ENERGY, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (in thousands)


                                                                                                    SIX MONTHS ENDED
                                                                                                        JUNE 30,
                                                                                               ------------------------
                                                                                                 2002           2001
                                                                                               ---------      ---------
Cash flows from operating activities:
     Net income ..........................................................................     $      90      $  85,077
     Adjustments to reconcile net income to net cash provided by operating activities:
       Depreciation, depletion and amortization ..........................................        45,292         38,701
       Bad debt expense ..................................................................            30          1,453
       Deferred income tax expense .......................................................        11,411         16,626
       Tax benefit related to stock options ..............................................         8,791          2,120
       Other .............................................................................           (47)         1,316
           Changes in operating assets and liabilities:
                  Accounts receivable ....................................................        47,685        (53,848)
                  Inventory and other current assets .....................................          (108)         1,217
                  Accrued federal income taxes receivable ................................       (21,355)        24,269
                  Accounts payable .......................................................       (18,192)        (3,268)
                  Other liabilities ......................................................        (4,731)        12,884
                                                                                               ---------      ---------
                      Net cash provided by operating activities ..........................        68,866        126,547
                                                                                               ---------      ---------
Cash flows from investing activities:
     Acquisitions ........................................................................            --        (27,045)
     Purchases of property and equipment .................................................       (46,194)       (86,429)
     Proceeds from sales of property and equipment .......................................           632            816
     Purchase of investment equity securities ............................................       (12,659)            --
     Change in other assets ..............................................................           803           (143)
                                                                                               ---------      ---------
                 Net cash used in investing activities ...................................       (57,418)      (112,801)
                                                                                               ---------      ---------
Cash flows from financing activities:
     Proceeds from issuance of notes payable .............................................            --          9,760
     Payments of notes payable ...........................................................            --        (69,177)
     Proceeds from exercise of stock options .............................................         7,385          4,825
                                                                                               ---------      ---------
                      Net cash provided by (used in) financing activities ................         7,385        (54,592)
                                                                                               ---------      ---------
                      Net increase (decrease) in cash and cash equivalents ...............        18,833        (40,846)
                      Foreign currency translation adjustment ............................           452            (55)
Cash and cash equivalents at beginning of period .........................................        33,584         66,916
                                                                                               ---------      ---------
Cash and cash equivalents at end of period ...............................................     $  52,869      $  26,015
                                                                                               =========      =========
Supplemental disclosure of cash flow information:
     Net cash paid during the period for:
       Interest ..........................................................................     $     205      $   3,247
       Income taxes ......................................................................     $     218      $   7,150


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

                   PATTERSON-UTI ENERGY, INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.   BASIS OF CONSOLIDATION AND PRESENTATION

     The consolidated financial statements include the accounts of Patterson-UTI ("Patterson-UTI") and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

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

     The Company provides a dual presentation of its earnings per share in its Consolidated Statements of Income: Basic Earnings per Share ("Basic EPS") and Diluted Earnings per Share ("Diluted EPS"). Basic EPS is computed using the weighted average number of shares outstanding during the periods presented. Diluted EPS includes common stock equivalents, generally stock options and warrants that are "in the money", which are dilutive to earnings per share. For the three months ended June 30, 2002, potentially dilutive securities of 2.5 million shares were excluded from the calculation of Diluted EPS as a result of the Company's net loss for that period. For the six months ended June 30, 2002, dilutive securities included in the calculation of Diluted EPS were 2.6 million shares. For the three and six months ended June 30, 2001, dilutive securities of
2.8 million shares and 3.0 million shares, respectively, were included in the calculation of diluted EPS. There are 15,000 and 55,000 potentially dilutive options and warrants outstanding at June 30, 2002 which have been excluded from the calculation of Diluted EPS as their exercise price is greater than the average market prices for the three and six month periods ended June 30, 2002, respectively.

     The results of operations for the three and six months ended June 30, 2002, are not necessarily indicative of the results to be expected for the full year.

     Certain reclassifications have been made to the 2001 consolidated financial statements in order for them to conform with the 2002 presentation.

2.   RECENT ACQUISITION

     Odin Drilling, Inc. -- In March 2002, the Company acquired five SCR Electric land-based drilling rigs through the acquisition of Odin Drilling, Inc., for a purchase price of $16.9 million. The purchase price consisted of 650,000 shares of common stock valued at $26.06 per share. A deferred tax liability of $4.1 million was recorded as a result of the transaction. The transaction was accounted for as a purchase and the related purchase price was allocated among the rigs based on their estimated fair values.

                   PATTERSON-UTI ENERGY, INC. AND SUBSIDIARIES
    NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED

2.   RECENT ACQUISITION - (CONTINUED)

Odin Drilling, Inc. had no operations prior to its acquisition by the Company. No goodwill was recorded in connection with this acquisition.

3.   STOCKHOLDERS' EQUITY

     In March 2002, the Company issued 650,000 shares of its common stock as consideration for the acquisition of Odin Drilling, Inc. (see Note 2). The common stock was valued at $26.06 per share, its fair market value on the date the terms of the transaction were agreed upon.

4.   COMPREHENSIVE INCOME AND ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

     The following table illustrates the Company's comprehensive income (loss) including the effects of foreign currency translation adjustments for the three and six months ended June 30, 2002 and 2001 (in thousands):

                                                               THREE MONTHS ENDED          SIX MONTHS ENDED
                                                                   JUNE 30,                    JUNE 30,
                                                             ----------------------     ---------------------
                                                               2002          2001         2002         2001
                                                             --------      --------     --------     --------
Net income (loss) ......................................     $ (3,845)     $ 48,466     $     90     $ 85,077
Other comprehensive income (loss):
       Foreign currency translation adjustment .........        2,180         1,268        2,079         (354)
                                                             --------      --------     --------     --------
Comprehensive income (loss) ............................     $ (1,665)     $ 49,734     $  2,169     $ 84,723
                                                             ========      ========     ========     ========

     All accumulated other comprehensive income (loss) at June 30, 2002 and December 31, 2001 consists of foreign currency translation adjustments.


5.   RESTRUCTURING AND OTHER CHARGES

     The Company recognized an expense of $4.7 million in the second quarter of 2002 due to the financial failure of a workers' compensation insurance carrier that had provided coverage for the Company between 1992 and March of 2001. As a result of the financial failure of this insurance carrier, the Company expects to incur cash outlays related to workers' compensation claims involving incidents that occurred during the coverage period. The amount recorded during the quarter ended June 30, 2002, includes estimates for the costs of these claims.

                   PATTERSON-UTI ENERGY, INC. AND SUBSIDIARIES
    NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED

6.   BUSINESS SEGMENTS

     Our revenues, operating profits and identifiable assets are primarily attributable to three industry segments: contract drilling, drilling and completion fluid services and pressure pumping services. Separate financial data for each of our three business segments is provided below (in thousands).

                                                                       THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                                             JUNE 30,                        JUNE 30,
                                                                    --------------------------      --------------------------
                                                                       2002            2001            2002            2001
                                                                    ----------      ----------      ----------      ----------
Revenues:
    Drilling ..................................................     $   98,461      $  247,173      $  200,401      $  453,232
    Drilling and completion fluids ............................         16,189          27,516          32,335          47,186
    Pressure pumping ..........................................          6,614           8,750          14,042          16,087
    Corporate and other .......................................          4,099           4,125           6,808           9,645
                                                                    ----------      ----------      ----------      ----------
Total operating revenues ......................................     $  125,363      $  287,564      $  253,586      $  526,150
                                                                    ==========      ==========      ==========      ==========
Income (loss) from operations:
    Drilling ..................................................     $     (920)     $   89,763      $    6,407      $  147,326
    Drilling and completion fluids ............................             23           1,596            (819)          2,602
    Pressure pumping ..........................................            613           2,646           2,094           4,293
    Corporate and other .......................................          1,607)         (1,611)         (3,145)         (2,667)
    Merger costs, restructuring and other charges .............         (4,700)        (13,145)         (4,700)        (13,145)
                                                                    ----------      ----------      ----------      ----------
                                                                        (6,591)         79,249            (163)        138,409
Interest income ...............................................            268             665             493           1,516
Interest expense ..............................................            (94)         (1,192)           (205)         (2,722)
Other .........................................................              8              63              25             131
                                                                    ----------      ----------      ----------      ----------
Income (loss) before income taxes .............................     $   (6,409)     $   78,785      $      150      $  137,334
                                                                    ==========      ==========      ==========      ==========

                                                                        JUNE 30,      DECEMBER 31,
                                                                          2002            2001
                                                                       ----------     ------------
Identifiable assets:
      Drilling ...................................................     $  691,177     $    681,700
      Drilling and completion fluids .............................         33,265           41,724
      Pressure pumping ...........................................         30,691           29,473
      Corporate and other (a) ....................................        144,711          116,745
                                                                       ----------     ------------
                                                                       $  899,844     $    869,642
                                                                       ==========     ============

----------
(a) Corporate and other assets primarily includes cash managed by the parent and oil and natural gas properties.


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

                   PATTERSON-UTI ENERGY, INC. AND SUBSIDIARIES
    NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED

8.   GOODWILL AND INTANGIBLE ASSETS

     Effective January 1, 2002 we adopted Statement of Financial Accounting Standards 142, "Goodwill and Other Intangible Assets". This accounting pronouncement requires that the Company cease amortization of all intangible assets having indefinite useful economic lives. Such assets, including goodwill, are not to be amortized until their lives are determined to be finite, however, a recognized intangible asset with an indefinite useful life should be tested for impairment annually or on an interim basis if events or circumstances indicate that the fair value of the asset has decreased below its carrying value. During the second quarter of 2002, the Company completed a transitional test of its goodwill impairment. As a result, no change to the valuation of goodwill was determined to be necessary.

     Other intangible assets include covenants-not-to-compete and other agreements. All of our intangible assets, having definite lives, are being amortized on a straight-line basis over their estimated useful lives. SFAS Nos. 141 and 142 also require disclosure of the following information related to goodwill and other intangible assets (in thousands):

                                                                  JUNE 30,       DECEMBER 31,
                                                                    2002             2001
                                                                 ----------      ------------
              Goodwill .....................................     $   69,860      $     69,860
              Accumulated amortization .....................        (19,661)          (19,661)
                                                                 ----------      ------------
              Goodwill, net ................................         50,199            50,199
                                                                 ----------      ------------

              Covenants-not-to-compete and other ...........     $    3,629      $      3,635
              Accumulated amortization .....................         (2,425)           (2,200)
                                                                 ----------      ------------
              Other intangible assets, net .................          1,204             1,435
                                                                 ----------      ------------
              Total goodwill and intangible assets, net ....     $   51,403      $     51,634
                                                                 ==========      ============

     Change in the net carrying amount of goodwill for the six months ended June 30, 2002 is as follows (in thousands):

                                                                             DRILLING &
                                                                             COMPLETION
                                                                 DRILLING      FLUIDS        TOTAL
                                                                 --------    ----------     --------
              Balance at December 31, 2001.....................  $ 40,265    $    9,934     $ 50,199
              Changes to goodwill...............................       --            --           --
                                                                 --------    ----------     --------
              Balance at June 30, 2002.........................  $ 40,265    $    9,934     $ 50,199
                                                                 ========    ==========     ========

     Amortization expense of approximately $817,000 and $1.8 million, recognized during the three and six months ended June 30, 2001, respectively, would not have been recognized under SFAS No. 142. Amortization expense consists of the following (in thousands):

                                                 THREE MONTHS ENDED     SIX MONTHS ENDED
                                                       JUNE 30,              JUNE 30,
                                                 ------------------     -----------------
                                                  2002        2001       2002       2001
                                                 ------      ------     ------     ------
Goodwill ...................................     $   --      $  817     $   --     $1,761
Covenants-not-to-compete and other .........         98         120        225        334
                                                 ------      ------     ------     ------
                                                 $   98      $  937     $  225     $2,095
                                                 ======      ======     ======     ======

                   PATTERSON-UTI ENERGY, INC. AND SUBSIDIARIES
    NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED

8.   GOODWILL AND INTANGIBLE ASSETS - (CONTINUED)

     Our weighted average amortization period for intangible assets is approximately 10 years. The following table shows the estimated amortization expense for these assets for each of the five succeeding fiscal years (in thousands):

                          2003...................  $  134
                          2004...................  $   97
                          2005...................  $   97
                          2006...................  $   97
                          2007...................  $   97

     Had SFAS No. 142 been in effect prior to January 1, 2002, our reported net income and net income (loss) per share would have been as follows (in thousands, except per share amounts):

                                                         THREE MONTHS ENDED           SIX MONTHS ENDED
                                                              JUNE 30,                    JUNE 30,
                                                     ------------------------     -----------------------
     Net income (loss):                                2002           2001          2002          2001
                                                     --------      ----------     --------     ----------
          Reported ..............................    $ (3,845)     $   48,466     $     90     $   85,077
          Goodwill amortization .................          --             817           --          1,761
                                                     --------      ----------     --------     ----------
          Adjusted ..............................    $ (3,845)     $   49,283     $     90     $   86,838
                                                     ========      ==========     ========     ==========

     Basic net income (loss) per common share:
          Reported ..............................    $  (0.05)     $     0.63     $   0.00     $     1.12
          Effect of goodwill amortization .......          --            0.01           --           0.02
                                                     --------      ----------     --------     ----------
          Adjusted ..............................    $  (0.05)     $     0.64     $   0.00     $     1.14
                                                     ========      ==========     ========     ==========

     Diluted net income (loss) per common share:
          Reported ..............................    $  (0.05)     $     0.61     $   0.00     $     1.07
          Effect of goodwill amortization .......          --            0.01           --           0.02
                                                     --------      ----------     --------     ----------
          Adjusted ..............................    $  (0.05)     $     0.62     $   0.00     $     1.09
                                                     ========      ==========     ========     ==========


9.   INVESTMENT IN EQUITY SECURITIES

     On June 11, 2002, the Company entered into an agreement to purchase 762,597 shares of the common stock of TMBR/Sharp Drilling, Inc., $.10 par value per share, for an aggregate cash purchase price of $12.7 million, or $16.60 per share. The purchase of these shares was completed on June 14, 2002. The agreement also includes (i) an option for the Company to purchase and (ii) an option for the sellers to require the Company to purchase up to an additional 195,000 shares of common stock at $16.60 per share. These options expire on December 16, 2002. The investment was recorded using the equity method of accounting.

10.  Legal Matters

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

     As of June 30, 2002, we had working capital of approximately $130.6 million including cash and cash equivalents of $52.9 million. For the six months ended June 30, 2002, our primary sources of cash flow were:

          o $68.9 million provided by operations, including a $3.3 million net decrease in related working capital accounts, and

          o    $7.4 million from the exercise of stock options.

     Correspondingly, we used approximately $12.7 million for the acquisition of approximately 18% of the shares outstanding of TMBR/Sharp Drilling, Inc. (see
Note 9), and approximately $46.2 million:

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

     As of June 30, 2002, there were no amounts drawn under the Company's $100.0 million revolving line of credit. The line of credit carries a floating interest rate of LIBOR plus 1.75% to 2.75% based on twelve-month trailing EBITDA. The facility has no financial covenants unless availability under the facility is less than $20.0 million. At June 30, 2002, the Company had letters of credit in the aggregate amount of $22.3 million for the benefit of various insurance companies as collateral for retrospective premiums and retained losses which could become payable under the terms of the underlying insurance contracts.

     We believe that the current level of cash and short-term investments, together with cash generated from operations should be sufficient to meet our capital needs. From time to time, acquisition opportunities are reviewed. The timing, size or success of any acquisition and the associated capital commitments are unpredictable. Over the longer term, should further opportunities for growth requiring capital arise, we believe we would be able to satisfy these needs through a combination of working capital, cash generated from operations, and either debt or equity financing. However, there can be no assurance that such capital would be available.

CRITICAL ACCOUNTING POLICIES

     There have been no changes in the Company's critical accounting policies since year-end 2001.

COMMITMENTS, CONTINGENCIES AND OTHER MATTERS

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

     On June 11, 2002, the Company entered into an agreement to purchase 762,597 shares of the common stock of TMBR/Sharp Drilling, Inc., $.10 par value per share, for an aggregate cash purchase price of $12.7 million, or $16.60 per share. The purchase of these shares was completed on June 14, 2002. The agreement also includes (i) an option for the Company to purchase and (ii) an option for the sellers to require the Company to purchase up to an additional 195,000 shares of common stock at $16.60 per share. These options expire on December 16, 2002. The investment was recorded using the equity method of accounting.

RESULTS OF OPERATIONS

The following tables summarize operations by business segment for the three months ended June 30, 2002 and 2001:

CONTRACT DRILLING                                        2002           2001       % CHANGE
-----------------                                      --------       --------     --------
                                                        (DOLLARS IN THOUSANDS)
Revenues .........................................     $ 98,461       $247,173        (60.2)%
Direct operating costs ...........................     $ 78,323       $137,724        (43.1)%
Selling, general and administrative ..............     $    974       $  1,895        (48.6)%
Depreciation and amortization ....................     $ 20,084       $ 17,791         12.9%
Operating income (loss) ..........................     $   (920)      $ 89,763          N/A%
Operating days ...................................       10,846         22,560        (51.9)%
Average revenue per operating day ................     $   9.08       $  10.95        (17.1)%
Average direct operating cost per operating day ..     $   7.22       $   6.10         18.4%
Average margin per operating day .................     $   1.86       $   4.85        (61.7)%
Number of owned rigs at end of period ............          324            302          7.3%
Average number of rigs owned during period .......          324            302          7.3%
Average rigs operating ...........................          119            248        (52.0)%
Rig utilization percentage .......................           37%            82%       (54.9)%
Capital expenditures .............................     $ 16,599       $ 32,124        (48.3)%

     Deteriorating industry conditions, which began in the third quarter of 2001 and continued into the second quarter of 2002 have had an adverse impact on the market prices of oil and natural gas. Accordingly, the demand for our contract drilling services has been negatively impacted. Natural gas prices fell from an average of $4.41 per Mcf during the second quarter of 2001 to an average of $3.41 per Mcf for the same three-month period in 2002. We have recently begun to see improvements in rig utilization as oil and natural gas prices have increased. Oil prices in the first quarter of 2002 were $21.72 per barrel as compared to $26.19 per barrel during the second quarter of 2002 and average natural gas prices have improved to $3.42 per Mcf from $2.51 per Mcf for the same comparative period. We expect demand for our contract drilling services to continue to increase as industrial demand for oil and natural gas improves and the economy strengthens.

     The decreased operating results were reflective of a significant decline in demand for our contract drilling services as evidenced by:

  o   decreases in average rig utilization and the number of operating days and
  o decreases in average daily margins due to declines in day rates and increases in average costs per day.

     The increased costs as a percentage of revenues are largely attributable to our efforts to maintain our most experienced field personnel despite the significant decline in rig utilization.


DRILLING AND COMPLETION FLUIDS                           2002           2001          % CHANGE
------------------------------                         --------       --------        --------
                                                        (DOLLARS IN THOUSANDS)
Revenues.............................................  $ 16,189       $ 27,516        (41.2)%
Direct operating costs...............................  $ 13,849       $ 23,210        (40.3)%
Selling, general and administrative..................  $  1,761       $  2,075        (15.1)%
Depreciation and amortization........................  $    556       $    635        (12.4)%
Operating income.....................................  $     23       $  1,596        (98.6)%
Total jobs...........................................       352            487        (27.7)%
Average revenue per job..............................  $  45.99       $  56.50        (18.6)%
Average costs per job................................  $  39.34       $  47.66        (17.5)%
Average margin per job...............................  $   6.65       $   8.84        (24.8)%
Capital expenditures.................................  $    278       $  1,528        (81.8)%

     The decreases noted were primarily attributable to deteriorating industry conditions, as noted above, and the resulting decline in demand for our drilling and completion fluid services, which is further illustrated by the 27.7% decline in the number of jobs completed in the 2002 quarter versus the 2001 quarter. The recent increases in oil and natural gas prices noted above have contributed to improvements in our drilling and completion fluids operations from our first quarter results. Total jobs have risen from 321 in the first quarter of 2002 to 352 in the second quarter, a 9.7% increase. As commodity prices improve, we expect to begin to see increases in the demand for our drilling and completion fluids services.

PRESSURE PUMPING                                  2002            2001           % CHANGE
----------------                               -----------     -----------     -----------
                                                  (DOLLARS IN THOUSANDS)
Revenues .................................     $     6,614     $     8,750           (24.4)%
Direct operating costs ...................     $     4,352     $     4,755            (8.5)%
Selling, general and administrative ......     $       980     $       876            11.9%
Depreciation .............................     $       669     $       473            41.4%
Operating income .........................     $       613     $     2,646           (76.8)%
Total jobs ...............................             777           1,052           (26.1)%
Average revenue per job ..................     $      8.51     $      8.32             2.3%
Average costs per job ....................     $      5.60     $      4.52            23.9%
Average margin per job ...................     $      2.91     $      3.80           (23.4)%
Capital expenditures .....................     $     1,438     $     2,004           (28.2)%


     Decreased revenues are primarily due to deteriorating industry conditions as evidenced by the 26.1% decline in number of jobs. Increased general and administrative expense and depreciation for our pressure pumping operations can be attributed to significant growth of the pressure pumping segment during 2001, with additions to personnel as well as equipment and facilities.

CORPORATE AND OTHER                                    2002              2001            % CHANGE
-------------------                                ------------      ------------      ------------
                                                          (IN THOUSANDS)
Revenues .....................................     $      4,099      $      4,125              (0.6)%
Selling, general and administrative ..........     $      2,895      $      2,858               1.3%
Bad debt expense .............................     $         30      $      1,053             (97.2)%
Depreciation, depletion and amortization .....     $      1,781      $        482             269.5%
Other expenses ...............................     $      1,000      $      1,343             (25.5)%
Operating loss ...............................     $     (1,607)     $     (1,611)              0.2%
Merger costs .................................     $         --      $      5,943            (100.0)%
Restructuring and other charges ..............     $      4,700      $      7,202             (34.7)%
Capital expenditures .........................     $      1,385      $      2,550             (45.7)%

     Merger costs and restructuring and other charges reflect a $4.7 million charge taken in the second quarter of 2002 due to the financial failure of a workers' compensation insurance carrier we used from 1992 until March of 2001 and expenses in the second quarter of 2001 related to the UTI Energy Corp. merger.

The following tables summarize by business segment operations for the six months ended June 30, 2002 and 2001:

CONTRACT DRILLING                                           2002             2001            % CHANGE
-----------------                                        -----------      -----------      -----------
                                                           (DOLLARS IN THOUSANDS)
Revenues ...........................................     $   200,401      $   453,232            (55.8)%
Direct operating costs .............................     $   151,755      $   267,921            (43.4)%
Selling, general and administrative ................     $     2,157      $     3,632            (40.6)%
Depreciation and amortization ......................     $    40,082      $    34,353             16.7%
Operating income ...................................     $     6,407      $   147,326            (95.7)%
Operating days .....................................          21,396           43,313            (50.6)%
Average revenue per operating day ..................     $      9.36      $     10.46            (10.5)%
Average direct operating cost per operating day ....     $      7.09      $      6.18             14.7%
Average margin per operating day ...................     $      2.27      $      4.28            (47.0)%
Number of owned rigs at end of period ..............             324              302              7.3%
Average number of rigs owned during period .........             322              301              7.0%
Average rigs operating .............................             118              239            (50.6)%
Rig utilization percentage .........................              37%              79%           (53.2)%
Capital expenditures ...............................     $    38,266      $    74,939            (48.9)%



     Deteriorating industry conditions, which began in the third quarter of 2001 and continued into the second quarter of 2002 have had an adverse impact on the market prices of oil and natural gas. Accordingly, the demand for our contract drilling services has been negatively impacted. Market prices for oil fell from an average of $28.02 per barrel during the first six months of 2001 to an average of $24.11 per barrel during the first six months of 2002 and natural gas prices fell from an average of $5.32 per Mcf during the first six months of 2001 to an average of $2.99 per Mcf for the same period in 2002. We expect demand for our contract drilling services to increase as industrial demand for oil and natural gas improves and the economy strengthens.

     The decreased operating results were reflective of a significant decline in demand for our contract drilling services as evidenced by:

          o decreases in average rig utilization and in the number of operating days and

          o decreases in average daily margin due to declines in day rates and increases in average costs per day.

     The increased costs as a percentage of revenues are largely attributable to our efforts to maintain our most experienced field personnel despite the significant decline in rig utilization.


DRILLING AND COMPLETION FLUIDS                    2002             2001          % CHANGE
------------------------------                 -----------      -----------     -----------
                                                  (DOLLARS IN THOUSANDS)
Revenues .................................     $    32,335      $    47,186           (31.5)%
Direct operating costs ...................     $    28,572      $    39,575           (27.8)%
Selling, general and administrative ......     $     3,488      $     3,788            (7.9)%
Depreciation and amortization ............     $     1,094      $     1,221           (10.4)%
Operating income (loss) ..................     $      (819)     $     2,602            N/A%
Total jobs ...............................             673              971           (30.7)%
Average revenue per job ..................     $     48.05      $     48.60            (1.1)%
Average costs per job ....................     $     42.45      $     40.76             4.1%
Average margin per job ...................     $      5.60      $      7.84           (28.6)%
Capital expenditures .....................     $       941      $     2,471           (61.9)%

     The decreases noted were primarily attributable to deteriorating industry conditions, as noted above, and the resulting decline in demand for our drilling and completion fluid services, which is further illustrated by the 30.7% decline in the number of jobs completed in 2002 versus 2001. As commodity prices improve, we expect to begin to see increases in the demand for our drilling and completion fluids services.

PRESSURE PUMPING                                  2002            2001          % CHANGE
----------------                               -----------     -----------     -----------
                                                  (DOLLARS IN THOUSANDS)
Revenues .................................     $    14,042     $    16,087           (12.7)%
Direct operating costs ...................     $     8,509     $     9,150            (7.0)%
Selling, general and administrative ......     $     2,161     $     1,794            20.5%
Depreciation .............................     $     1,278     $       850            50.4%
Operating income .........................     $     2,094     $     4,293           (51.2)%
Total jobs ...............................           1,616           2,020           (20.0)%
Average revenue per job ..................     $      8.69     $      7.96             9.1%
Average costs per job ....................     $      5.27     $      4.53            16.2%
Average margin per job ...................     $      3.42     $      3.43            (0.3)%
Capital expenditures .....................     $     2,374     $     3,738           (36.5)%

     Decreased revenues are primarily due to deteriorating industry conditions as evidenced by the 20.0% decrease in number of jobs. Increased general and administrative expense and depreciation for our pressure pumping operations can be attributed to significant growth of the pressure pumping segment during 2001, with additions to personnel as well as equipment and facilities.

CORPORATE AND OTHER                                  2002             2001            % CHANGE
-------------------                               -----------      -----------      -----------
                                                         (IN THOUSANDS)
Revenues ....................................     $     6,808      $     9,645            (29.4)%
Selling, general and administrative .........     $     5,147      $     6,152            (16.3)%
Bad debt expense ............................     $        30      $     1,453            (97.9)%
Depreciation, depletion and amortization ....     $     2,838      $     2,277             24.6%
Other expenses ..............................     $     1,938      $     2,430            (20.2)%
Operating loss ..............................     $    (3,145)     $    (2,667)            17.9%
Merger costs ................................     $        --      $     5,943           (100.0)%
Restructuring and other charges .............     $     4,700      $     7,202            (34.7)%
Capital expenditures ........................     $     4,427      $     5,286            (16.3)%

     The decrease in revenues in Corporate and Other is largely attributable to the impact of the weakened commodity prices on our oil and natural gas operations. Merger costs and restructuring and other charges reflect a $4.7 million charge taken in the second quarter of 2002 due to the financial failure of a workers' compensation insurance carrier we used from 1992 until March of 2001 and expenses in the second quarter of 2001 related to the UTI Energy Corp. merger.

The following table summarizes certain industry data for the three and six months ended June 30, 2002 and 2001:

                                                           THREE MONTHS ENDED                     SIX MONTHS ENDED
                                                                 JUNE 30,                             JUNE 30,
                                                         ----------------------                ----------------------
INDUSTRY DATA                                               2002        2001       % CHG.         2002        2001      % CHG.
-------------                                            ----------  ----------  ----------    ----------  ---------- ----------
Average US natural gas spot price per Mcf (a) .........  $     3.41  $     4.41       (22.7)%  $     2.99  $     5.32      (43.8)%
Average West Texas intermediate crude oil spot
    Price per BBL (a) .................................  $    26.19  $    26.91        (2.7)%  $    24.11  $    28.02      (14.0)%
Average weekly US land rig count (b) ..................         701       1,072       (34.6)%         697       1,023      (31.9)%
Average weekly Canadian land rig count (b) ............         137         253       (45.8)%         254         379      (33.0)%

----------

(a) Source: 2002-Raymond James; 2001-Market Energy

(b) Source: Baker Hughes

VOLATILITY OF OIL AND NATURAL GAS PRICES AND ITS IMPACT ON OPERATIONS

     Our revenue, profitability and future rate of growth are substantially dependent upon prevailing prices for oil and natural gas, with respect to all of our operating segments. Historically, oil and natural gas prices and markets have been volatile. Prices are affected by market supply and demand factors as well as actions of state and local agencies, the United States and foreign governments and international cartels. All of these are beyond our control. An extended or further significant decline in oil and/or natural gas prices would have a further material adverse effect on our financial condition and results of operations.

     Due to a decline in oil and natural gas prices beginning in the second quarter of 2001, demand for drilling rigs declined beginning in the third quarter of 2001 and continued into the second quarter of 2002. This decline in demand has resulted in a steep decline in drilling rig utilization and day rates, which in turn has adversely impacted our operations. An extended or further significant decline in oil and/or natural gas prices would have a further material adverse effect on our financial condition and results of operations.

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

                                   ----------

    CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE
                PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

     "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Item 2 of this Report contains forward-looking statements which are made pursuant to the "safe harbor" provisions of The Private Securities Litigation Reform Act of 1995. These statements include, without limitation, statements relating to: liquidity; financing of operations; continued volatility of oil and natural gas prices; source and sufficiency of funds required for immediate capital needs and additional rig acquisitions (if further opportunities arise); and other matters. The words "believes,"
"plans," "intends," "expected," "estimates" or "budgeted" and similar expressions identify forward-looking statements. The forward-looking statements are based on certain assumptions and analyses we make in light of our experience and our perception of historical trends, current conditions, expected future developments and other factors we believe are appropriate in the circumstances. We do not undertake to update, revise or correct any of the forward-looking information. Factors that could cause actual results to differ materially from our expectations expressed in the forward-looking statements include, but are not limited to, the following:

     o    Changes in prices and demand for oil and natural gas;

     o Changes in demand for contract drilling, pressure pumping and drilling and completion fluids services;

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

                                   ----------

                           PART II - OTHER INFORMATION


ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     Since year-end 2001, the Company has issued 650,000 shares of common stock that were not registered under the Securities Act of 1933, as amended, at the time of issuance. The securities were issued in March 2002 as consideration for the acquisition of Odin Drilling, Inc. The common stock was valued at $26.06 per share.

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

2.2.1 Amendment to Agreement and Plan of Merger, dated May 16, 1996 among Patterson Energy, Inc., Patterson Drilling Company and Tucker Drilling Company, Inc. (3)

2.3 Agreement and Plan of Merger, dated February 4, 2001, by and between UTI Energy Corp. and Patterson Energy, Inc. (4)

2.4 Agreement and Plan of Merger, dated March 10, 2002 among Patterson-UTI Energy, Inc., Patterson-UTI Drilling Company LP, LLLP and Odin Drilling, Inc. (11)

2.5 Stock Purchase Agreement by and among Patterson-UTI Energy, Inc. and Roper Family Properties, LTD., Estate of Joe G. Roper, Patricia R. Elledge, Judy Kathleen Roper Davis, Jeanie Elisabeth Cornelius and J. Mark Roper.

3.1      Restated Certificate of Incorporation. (5)

3.1.1    Certificate of Correction of Restated Certificate of Incorporation.(10)

3.2      Amended and Restated Bylaws. (10)

3.3 Rights Agreement dated January 2, 1997, between Patterson Energy, Inc. and Continental Stock Transfer & Trust Company. (6)

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

(2) Incorporated by reference to Item 7, "Financial Statements and Exhibits" to Form 8-K dated April 22, 1996 and filed on April 30, 1996.

(3) Incorporated by reference to Item 7, "Financial Statements and Exhibits" to Form 8-K dated May 16, 1996 and filed on May 22, 1996.

(4) Incorporated herein by reference to Joint Proxy Statement/Prospectus filed on March 14, 2001.

(5) Incorporated herein by reference to Item 7, "Financial Statements and Exhibits" to Form 8-K dated and filed on May 8, 2001.

(6) Incorporated by reference to Item 2, "Exhibits" to Registration Statement on Form 8-A filed on January 14, 1997.

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

(11) Incorporated herein by reference to Item 6, "Exhibits and Reports on Form 8-K" to Form 10-Q for the quarterly period ended March 31, 2002, filed on May 14, 2002.


     (b) REPORTS ON FORM 8-K.

         The following report on Form 8-K was filed during the three months ended June 30, 2002:

         (1) Report dated January 1, 2002, announcing the Company's adoption of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets", filed June 13, 2002.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     PATTERSON-UTI ENERGY, INC.


                                     By:       /s/  Cloyce A. Talbott
                                        -------------------------------------
                                        Cloyce A. Talbott
                                        Chief Executive Officer


                                     By:       /s/  Jonathan D. Nelson
                                        -------------------------------------
                                        Jonathan D.  Nelson
                                        Vice President, Chief Financial Officer,
                                        Secretary and Treasurer

DATED: July 24, 2002

                                  EXHIBIT INDEX

       EXHIBIT
       NUMBER     DESCRIPTION
       ------     -----------
       2.5        Stock Purchase Agreement by and among Patterson-UTI Energy,
                  Inc. and Roper Family Properties, LTD., Estate of Joe G.
                  Roper, Patricia R. Elledge, Judy Kathleen Roper Davis, Jeanie
                  Elisabeth Cornelius and J. Mark Roper.