Form 10-Q
period 2002-09-30
PATTERSON UTI ENERGY INC
filed 2002-10-22
CIK 889900

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

         [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

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

   79,181,019 shares of common stock, $0.01 par value, as of October 22, 2002

================================================================================

                   PATTERSON-UTI ENERGY, INC. AND SUBSIDIARIES

                                TABLE OF CONTENTS

Part I - Financial Information                                                                      PAGE
                                                                                                    ----
      Item 1.     Financial Statements

                      Unaudited condensed consolidated balance sheets............................    3

                      Unaudited condensed consolidated statements of operations..................    4

                      Unaudited condensed consolidated statement of stockholders' equity.........    5

                      Unaudited condensed consolidated statements of cash flows..................    6

                      Notes to unaudited condensed consolidated financial statements.............    7

      Item 2.     Management's Discussion and Analysis of Financial Condition and
                      Results of Operations......................................................    13

      Item 3.     Quantitative and Qualitative Disclosures About Market Risk.....................    18

      Item 4.     Controls and Procedures........................................................    18

Cautionary Statement for Purposes of the "Safe Harbor" Provisions of the Private
      Securities Litigation Reform Act of 1995...................................................    19

Part II - Other Information

      Item 2.     Changes in Securities and Use of Proceeds......................................    20

      Item 6.     Exhibits and Reports on Form 8-K...............................................    20

Signatures.......................................................................................    22

Certifications...................................................................................    23

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

         THE FOLLOWING UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS INCLUDE ALL ADJUSTMENTS WHICH, IN THE OPINION OF MANAGEMENT, ARE NECESSARY IN ORDER TO MAKE SUCH FINANCIAL STATEMENTS NOT MISLEADING.

                   PATTERSON-UTI ENERGY, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                                 (in thousands)


                                                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                                                  2002           2001
                                                                                               -----------    -----------
                                    ASSETS
Current assets:
    Cash and cash equivalents ..............................................................   $    63,618    $    33,584
    Accounts receivable, net of allowance for doubtful accounts of $3,620 at
      September 30, 2002 and $4,021 at December 31, 2001 ...................................        92,417        133,837
    Federal and state income taxes receivable, net .........................................        28,791          1,673
    Inventory ..............................................................................        15,057         16,272
    Deferred tax assets ....................................................................        11,924          8,747
    Other ..................................................................................         5,105          5,345
                                                                                               -----------    -----------
        Total current assets ...............................................................       216,912        199,458
Property and equipment, at cost, net .......................................................       629,601        614,420
Goodwill and other intangible assets, net ..................................................        51,356         51,634
Investment in equity securities ............................................................        12,544             --
Other ......................................................................................         2,291          4,130
                                                                                               -----------    -----------
        Total assets........................................................................   $   912,704    $   869,642
                                                                                               ===========    ===========

                     LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable:
       Trade ...............................................................................   $    32,323    $    47,945
       Other ...............................................................................         2,428          4,833
    Accrued expenses .......................................................................        35,939         36,508
                                                                                               -----------    -----------
        Total current liabilities ..........................................................        70,690         89,286
Deferred tax liabilities ...................................................................       121,319         92,859
Other ......................................................................................         2,826            355
                                                                                               -----------    -----------
        Total liabilities ..................................................................       194,835        182,500
                                                                                               -----------    -----------
Commitments and contingencies ..............................................................            --             --
Stockholders' equity:
    Preferred stock, par value $.01; authorized 1,000 shares, no shares issued .............            --             --
    Common stock, par value $.01; authorized 200,000 shares with 80,534 and and 78,463 issued and 79,027 and 76,956 outstanding at
         September 30, 2002 and December 31, 2001, respectively ............................           805            784
    Additional paid-in capital .............................................................       471,772        441,475
    Retained earnings ......................................................................       259,173        258,834
    Accumulated other comprehensive loss ...................................................        (2,226)        (2,296)
    Treasury stock, at cost, 1,507 shares ..................................................       (11,655)       (11,655)
                                                                                               -----------    -----------
        Total stockholders' equity .........................................................       717,869        687,142
                                                                                               -----------    -----------
        Total liabilities and stockholders' equity..........................................   $   912,704    $   869,642
                                                                                               ===========    ===========



         The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                   PATTERSON-UTI ENERGY, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                    (in thousands, except per share amounts)




                                                             THREE MONTHS ENDED             NINE MONTHS ENDED
                                                                 SEPTEMBER 30,                SEPTEMBER 30,
                                                          --------------------------    --------------------------
                                                            2002            2001             2002           2001
                                                          -----------    -----------    -----------    -----------
Operating revenues:
    Drilling ..........................................   $   100,267    $   248,942    $   300,668    $   702,174
    Drilling and completion fluids ....................        19,714         24,369         52,049         71,555
    Pressure pumping ..................................         9,649         12,144         23,691         28,231
    Other .............................................         3,865          3,649         10,673         13,294
                                                          -----------    -----------    -----------    -----------
                                                              133,495        289,104        387,081        815,254
                                                          -----------    -----------    -----------    -----------
Operating costs and expenses:
    Drilling ..........................................        80,374        131,573        232,129        399,494
    Drilling and completion fluids ....................        16,393         20,903         44,965         60,478
    Pressure pumping ..................................         5,618          6,231         14,127         15,381
    Depreciation, depletion and amortization ..........        23,178         23,211         68,470         61,912
    General and administrative ........................         6,186          7,510         19,139         22,876
    Bad debt expense ..................................           165            113            195          1,566
    Merger costs ......................................            --             --             --          5,943
    Restructuring and other charges ...................            --             --          4,700          7,202
    Other .............................................           898            691          2,836          3,121
                                                          -----------    -----------    -----------    -----------
                                                              132,812        190,232        386,561        577,973
                                                          -----------    -----------    -----------    -----------
Operating income ......................................           683         98,872            520        237,281
                                                          -----------    -----------    -----------    -----------
Other income (expense):
    Interest income ...................................           261            267            754          1,783
    Interest expense ..................................           (93)          (365)          (298)        (3,087)
    Other .............................................          (135)            27           (110)           158
                                                          -----------    -----------    -----------    -----------
                                                                   33            (71)           346         (1,146)
                                                          -----------    -----------    -----------    -----------
Income before income taxes ............................           716         98,801            866        236,135
                                                          -----------    -----------    -----------    -----------
Income tax expense (benefit):
    Current ...........................................        (9,868)        36,760        (21,219)        73,189
    Deferred ..........................................        10,335          1,659         21,746         17,487
                                                          -----------    -----------    -----------    -----------
                                                                  467         38,419            527         90,676
                                                          -----------    -----------    -----------    -----------
Net income ............................................   $       249    $    60,382    $       339    $   145,459
                                                          ===========    ===========    ===========    ===========
Net income per common share:
    Basic .............................................   $      0.00    $      0.79    $      0.00    $      1.91
                                                          ===========    ===========    ===========    ===========
    Diluted ...........................................   $      0.00    $      0.77    $      0.00    $      1.84
                                                          ===========    ===========    ===========    ===========
Weighted average number of common shares
    outstanding:
    Basic .............................................        78,964         76,567         78,378         76,272
                                                          ===========    ===========    ===========    ===========
    Diluted ...........................................        80,963         78,332         80,782         79,123
                                                          ===========    ===========    ===========    ===========




         The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                   PATTERSON-UTI ENERGY, INC. AND SUBSIDIARIES
      CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)
                                 (in thousands)


                                            Common Stock                                  Accumulated
                                     -------------------------   Additional                 other
                                      Number of                   paid-in     Retained   comprehensive
                                       shares        Amount       capital     earnings        loss      Treasury stock    Total
                                     -----------   -----------  -----------  ----------- -------------  -------------- -----------
Balance, December 31, 2001 .......        78,463   $       784  $   441,475  $   258,834   $    (2,296)  $   (11,655)  $   687,142
Issuance of common stock .........           650             7       16,933           --            --            --        16,940
Exercise of stock options.........         1,421            14        8,597           --            --            --         8,611
Tax benefit related to exercise of
    stock options ................            --            --        4,767           --            --            --         4,767
Foreign currency translation .....            --            --           --           --           362            --           362
Change in unrealized losses on
  securities, net of tax..........            --            --           --           --          (292)           --          (292)
Net income .......................            --            --           --          339            --            --           339
                                     -----------   -----------  -----------  -----------   -----------   -----------   -----------
Balance, September 30, 2002 ......        80,534   $       805  $   471,772  $   259,173   $    (2,226)  $   (11,655)  $   717,869
                                     ===========   ===========  ===========  ===========   ===========   ===========   ===========


         The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                   PATTERSON-UTI ENERGY, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (in thousands)


                                                                                                NINE MONTHS ENDED
                                                                                                   SEPTEMBER 30,
                                                                                             --------------------------
                                                                                                2002           2001
                                                                                             -----------    -----------
Cash flows from operating activities:
     Net income ..........................................................................   $       339    $   145,459
     Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation, depletion and amortization ............................................        68,470         61,912
     Bad debt expense ....................................................................           195          1,566
     Deferred income tax expense .........................................................        21,746         17,487
     Tax benefit related to exercise of stock options ....................................         4,767          3,195
     Other ...............................................................................          (145)          (323)
           Changes in operating assets and liabilities:
                  Accounts receivable ....................................................        41,300        (79,147)
                  Inventory and other current assets .....................................         1,456          1,913
                  Accrued federal income taxes receivable ................................       (27,423)        49,727
                  Accounts payable .......................................................       (15,642)       (23,155)
                  Other liabilities ......................................................        (1,077)        18,211
                                                                                             -----------    -----------
                      Net cash provided by operating activities ..........................        93,986        196,845
                                                                                             -----------    -----------
Cash flows from investing activities:
     Acquisitions ........................................................................            --        (27,045)
     Purchases of property and equipment .................................................       (62,435)      (131,624)
     Proceeds from sales of property and equipment .......................................           824            668
     Purchase of investment equity securities, net of market value adjustments ...........       (12,698)            --
     Change in other assets ..............................................................         1,845           (799)
                                                                                             -----------    -----------
                      Net cash used in investing activities ..............................       (72,464)      (158,800)
                                                                                             -----------    -----------
Cash flows from financing activities:
     Proceeds from issuance of notes payable .............................................            --          9,760
     Payments of notes payable ...........................................................            --        (89,176)
     Proceeds from exercise of stock options .............................................         8,611          5,078
                                                                                             -----------    -----------
                      Net cash provided by (used in) financing activities ................         8,611        (74,338)
                                                                                             -----------    -----------
                      Net increase (decrease) in cash and cash equivalents ...............        30,133        (36,293)
                      Foreign currency translation adjustment ............................           (99)          (104)
Cash and cash equivalents at beginning of period .........................................        33,584         66,916
                                                                                             -----------    -----------
Cash and cash equivalents at end of period ...............................................   $    63,618    $    30,519
                                                                                             ===========    ===========
Supplemental disclosure of cash flow information:
    Net cash paid during the period for:
       Interest ..........................................................................   $       298    $     3,612
       Income taxes ......................................................................   $       294    $    18,150

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

     The interim condensed consolidated financial statements have been prepared by management of the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations, although the Company believes the disclosures included herein are adequate to make the information presented not misleading. In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for presentation of the information have been included. The unaudited condensed consolidated balance sheet as of December 31, 2001, as presented herein, was derived from the audited balance sheet of the Company. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the annual report on Form 10-K for the year ended December 31, 2001.

     The U.S. dollar is the functional currency for all of the Company's operations except for its Canadian operations, which use the Canadian dollar as functional currency. The effects of exchange rate changes are reflected in accumulated other comprehensive income, which is a separate component of stockholders' equity (See Note 4).

     In accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," ("SFAS No. 115"), investments in Available-for-Sale equity securities are recorded at fair value. Unrealized gains and losses of such investments, net of tax, are included in accumulated other comprehensive loss in our consolidated balance sheet as of September 30, 2002 and are shown as a separate component of stockholders' equity (See Note 4).

     The Company provides a dual presentation of its earnings per share in its Consolidated Statements of Operations: Basic Earnings per Share ("Basic EPS") and Diluted Earnings per Share ("Diluted EPS"). Basic EPS is computed using the weighted average number of shares outstanding during the periods presented. Diluted EPS includes common stock equivalents, generally stock options and warrants that are "in the money", which are dilutive to earnings per share. For the three and nine months ended September 30, 2002, dilutive securities included in the calculation of Diluted EPS were 2.0 million shares and 2.4 million shares, respectively. For the three and nine months ended September 30, 2001, dilutive securities of 1.8 million shares and 2.9 million shares, respectively, were included in the calculation of Diluted EPS. For the three and nine month periods ended September 30, 2002, there were 2.3 million and 2.2 million, respectively, potentially dilutive options and warrants which were excluded from the calculation of Diluted EPS as their exercise price was greater than the average market prices for the respective periods.

     The results of operations for the three and nine months ended September 30, 2002, are not necessarily indicative of the results to be expected for the full year.

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

4. COMPREHENSIVE INCOME AND ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

     The following table illustrates the Company's comprehensive income (loss) including the effects of foreign currency translation adjustments for the three and nine months ended September 30, 2002 and 2001 (in thousands):

                                                        THREE MONTHS ENDED               NINE MONTHS ENDED
                                                           SEPTEMBER 30,                   SEPTEMBER 30,
                                                    ----------------------------    -----------------------------
                                                         2002      2001                  2002           2001
                                                     ------------    ------------   ------------    ------------
Net income .......................................   $        249    $     60,382   $        339    $    145,459
Other comprehensive income (loss):
       Foreign currency translation adjustment ...         (1,717)         (1,628)           362          (1,982)
       Unrealized losses on equity
           securities, net of tax ................           (292)             --           (292)             --
                                                     ------------   ------------    ------------    ------------
Comprehensive income (loss) ......................   $     (1,760)   $     58,754   $        409    $    143,477
                                                     ============    ============   ============    ============

5. RESTRUCTURING AND OTHER CHARGES

     The Company recognized an expense of $4.7 million in the second quarter of 2002 due to the financial failure of a workers' compensation insurance carrier that had provided coverage for the Company between 1992 and March of 2001. As a result of the financial failure of this insurance carrier, the Company expects to incur cash outlays related to workers' compensation claims involving incidents that occurred during the coverage period. The amount recorded includes estimates for the costs of these claims.

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

                                                              THREE MONTHS ENDED              NINE MONTHS ENDED
                                                                 SEPTEMBER 30,                   SEPTEMBER 30,
                                                          ----------------------------    ----------------------------
                                                             2002             2001            2002             2001
                                                          ------------    ------------    ------------    ------------
Revenues:
    Drilling ..........................................   $    100,267    $    248,942    $    300,668    $    702,174
    Drilling and completion fluids ....................         19,714          24,369          52,049          71,555
    Pressure pumping ..................................          9,649          12,144          23,691          28,231
    Corporate and other ...............................          3,865           3,649          10,673          13,294
                                                          ------------    ------------    ------------    ------------
Total operating revenues ..............................   $    133,495    $    289,104    $    387,081    $    815,254
                                                          ============    ============    ============    ============
Income (loss) from operations:
    Drilling ..........................................   $     (1,031)   $     98,013    $      5,376    $    245,339
    Drilling and completion fluids ....................            982             706             163           3,308
    Pressure pumping ..................................          2,376           4,425           4,470           8,718
    Corporate and other ...............................         (1,644)         (4,272)         (4,789)         (6,939)
    Merger costs, restructuring and other charges .....             --              --          (4,700)        (13,145)
                                                          ------------    ------------    ------------    ------------
                                                                   683          98,872             520         237,281
Interest income .......................................            261             267             754           1,783
Interest expense ......................................            (93)           (365)           (298)         (3,087)
Other .................................................           (135)             27            (110)            158
                                                          ------------    ------------    ------------    ------------
Income before income taxes ............................   $        716    $     98,801    $        866    $    236,135
                                                          ============    ============    ============    ============


                                                            SEPTEMBER 30,     DECEMBER 31,
                                                                2002             2001
                                                          ---------------   ---------------
Identifiable assets:
      Drilling ........................................   $       692,038   $       681,700
      Drilling and completion fluids ..................            34,276
                                                                                     41,724
      Pressure pumping ................................            33,642
                                                                                     29,473
      Corporate and other (a) .........................           152,748           116,745
                                                          ---------------   ---------------
                                                          $       912,704   $       869,642
                                                          ===============   ===============

(a) Corporate and other assets primarily includes cash managed by the parent and oil and natural gas properties.


7. RECENTLY ISSUED ACCOUNTING STANDARDS

     The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations," ("SFAS No. 143") in June 2001. SFAS No. 143 addresses financial accounting requirements for retirement obligations associated with tangible long-lived assets. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. The provisions of SFAS No. 143 are not expected to have a material impact on the Company's consolidated financial statements.

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

                   PATTERSON-UTI ENERGY, INC. AND SUBSIDIARIES
    NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED


7. RECENTLY ISSUED ACCOUNTING STANDARDS (CONTINUED)

     The FASB issued Statement of Financial Accounting Standards No. 145, "Recission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections," ("SFAS No. 145") in April 2002. SFAS No. 145 amends existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The provisions of SFAS No. 145 are not expected to have a material impact on the Company's consolidated financial statements.

     The FASB issued Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," ("SFAS No. 146") in June 2002. SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The provisions of SFAS No. 146 are not expected to have a material impact on the Company's consolidated financial statements.

8. GOODWILL AND OTHER INTANGIBLE ASSETS

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

     Other intangible assets include covenants-not-to-compete and other agreements. All of our intangible assets that have definite lives are being amortized on a straight-line basis over their estimated useful lives. SFAS Nos. 141 and 142 also require disclosure of the following information related to goodwill and other intangible assets (in thousands):


                                                                    SEPTEMBER 30,  DECEMBER 31,
                                                                       2002            2001
                                                                    -----------    -----------
              Goodwill ..........................................   $    69,860    $    69,860
              Accumulated amortization ..........................       (19,661)       (19,661)
                                                                    -----------    -----------
              Goodwill, net .....................................        50,199         50,199
                                                                    -----------    -----------

              Covenants-not-to-compete and other ................         3,629          3,635
              Accumulated amortization ..........................        (2,472)        (2,200)
                                                                    -----------    -----------
              Other intangible assets, net ......................         1,157          1,435
                                                                    -----------    -----------
              Total goodwill and other intangible assets, net ...   $    51,356    $    51,634
                                                                    ===========    ===========


     Change in the net carrying amount of goodwill for the nine months ended September 30, 2002 is as follows (in thousands):

                                                                        DRILLING &
                                                                        COMPLETION
                                                            DRILLING      FLUIDS         TOTAL
                                                          -----------   -----------   -----------
              Balance at December 31, 2001 ............   $    40,265   $     9,934   $    50,199
              Changes to goodwill .....................            --            --            --
                                                          -----------   -----------   -----------
              Balance at September 30, 2002 ...........   $    40,265   $     9,934   $    50,199
                                                          ===========   ===========   ===========

                   PATTERSON-UTI ENERGY, INC. AND SUBSIDIARIES
    NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED

8. GOODWILL AND INTANGIBLE ASSETS - (CONTINUED)

     Amortization expense of approximately $944,000 and $2.7 million, recognized during the three and nine months ended September 30, 2001, respectively, would not have been recognized under SFAS No. 142. Amortization expense consists of the following (in thousands):

                                                            THREE MONTHS ENDED        NINE MONTHS ENDED
                                                                SEPTEMBER 30,           SEPTEMBER 30,
                                                          -----------------------   -----------------------
                                                             2002         2001         2002         2001
                                                          ----------   ----------   ----------   ----------
Goodwill ..............................................   $       --   $      944   $       --   $    2,705
Covenants-not-to-compete and other ....................           47          136          272          470
                                                          ----------   ----------   ----------   ----------
                                                          $       47   $    1,080   $      272   $    3,175
                                                          ==========   ==========   ==========   ==========


     Our weighted average amortization period for other intangible assets is approximately 10 years. The following table shows the estimated amortization expense for these assets for each of the five succeeding fiscal years (in thousands):

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


     Had SFAS No. 142 been in effect prior to January 1, 2002, our reported net income and net income per share would have been as follows (in thousands, except per share amounts):

                                                     THREE MONTHS ENDED              NINE MONTHS ENDED
                                                         SEPTEMBER 30,                  SEPTEMBER 30,
                                                 ----------------------------    ----------------------------
     Net income:                                     2002            2001           2002             2001
                                                 ------------    ------------    ------------    ------------
          Reported ..........................    $        249    $     60,382    $        339    $    145,459
          Goodwill amortization .............              --             944              --           2,705
                                                 ------------    ------------    ------------    ------------
          Adjusted ..........................    $        249    $     61,326    $        339    $    148,164
                                                 ============    ============    ============    ============

     Basic net income per common share:
          Reported ..........................    $       0.00    $       0.79    $       0.00    $       1.91
          Effect of goodwill amortization ...              --            0.01              --            0.03
                                                 ------------    ------------    ------------    ------------
          Adjusted ..........................    $       0.00    $       0.80    $       0.00    $       1.94
                                                 ============    ============    ============    ============

     Diluted net income per common share:
          Reported ..........................    $       0.00    $       0.77    $       0.00    $       1.84
          Effect of goodwill amortization ...              --            0.01              --            0.03
                                                 ------------    ------------    ------------    ------------
          Adjusted ..........................    $       0.00    $       0.78    $       0.00    $       1.87
                                                 ============    ============    ============    ============


9. INVESTMENT IN EQUITY SECURITIES

     On June 11, 2002, the Company entered into an agreement to purchase 762,597 shares of the common stock of TMBR/Sharp Drilling, Inc. ("TMBR"), $.10 par value per share, for an aggregate cash purchase price of $12.7 million, or $16.60 per share including approximately $39,000 of additional costs incurred to acquire the shares. The purchase of these unregistered shares was completed on June 14, 2002. The agreement also includes (i) an option for the Company to purchase, and
(ii) an option for the sellers to require the Company to purchase, up to an additional 195,000 shares of common stock at $16.60 per share. These options expire on December 16, 2002. The fair value of the net option liability using the Black-Scholes model, was estimated to be approximately $500,000. The option liability and related net deferred tax asset of approximately $187,000 were recorded as a component

                   PATTERSON-UTI ENERGY, INC. AND SUBSIDIARIES
    NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED


9. INVESTMENT IN EQUITY SECURITIES (CONTINUED)

of the Company's original purchase of the TMBR common stock. The change, which was an increase of approximately $146,000 for the period ended September 30, 2002, in the fair value of the net option liability is recognized in other income (expense) in the accompanying unaudited condensed consolidated statement of operations.

     The accounting treatment of shares representing the Company's investment in the common stock of TMBR is effected by the Company's ability to sell shares within one year. As of September 30, 2002, the Company has restrictions on its ability to sell 650,861 of the TMBR shares within one year. These shares are reflected in the balance sheet at cost under the cost method of accounting in accordance with Accounting Principles Board Opinion No. 18, "The Equity Method of Accounting for Investments in Common Stock," ("APB 18"). The remaining 111,736 TMBR shares are not restricted from sale within one year. These shares are classified as Available-for-Sale and are reflected in the balance sheet at fair value in accordance with SFAS No. 115. Fair value is determined from publicly quoted market prices as of the balance sheet date. In accordance with SFAS No. 115, unrealized gains and losses recorded as a result of the adjustment to fair value are reflected directly in stockholders' equity.

     The following table summarizes the Company's unrealized loss on its investment in equity securities as of September 30, 2002 (in thousands, except share amount):

                                                        COMMON                      UNREALIZED
     TMBR/Sharp Drilling, Inc.:                         SHARES          COST           LOSS            TOTAL
                                                      -----------    -----------    -----------    -----------
     Cost method .................................        650,861    $    11,104    $        --    $    11,104
     Available-for-Sale ..........................        111,736          1,906           (466)         1,440
                                                      -----------    -----------    -----------    -----------
                                                          762,597    $    13,010    $      (466)   $    12,544
                                                      ===========    ===========    ===========    ===========

10. LEGAL MATTER

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

     As of September 30, 2002, we had working capital of approximately $146.2 million including cash and cash equivalents of $63.6 million. For the nine months ended September 30, 2002, our primary sources of cash flow were:

     o $93.9 million provided by operations, including a $1.4 million net decrease in related working capital accounts, and

     o    $8.6 million from the exercise of stock options.

     Correspondingly, we used approximately $12.7 million for the acquisition of approximately 18% of the shares outstanding of TMBR/Sharp Drilling, Inc. (see
Note 9), and approximately $62.4 million:

     o to make capital expenditures for the betterment and refurbishment of our drilling rigs,

     o    for the acquisition and procurement of drilling equipment,

     o to fund capital expenditures for our drilling and completion fluids and pressure pumping divisions, and

     o to fund leasehold acquisition and exploration and development of oil and natural gas properties.

     In March 2002, the Company acquired five SCR Electric land-based drilling rigs through the acquisition of Odin Drilling, Inc., for $16.9 million. The purchase price consisted of 650,000 shares of our common stock valued at $26.06 per share. A deferred tax liability of $4.1 million was recorded as a result of the transaction. The purchase price was allocated among the rigs based on their estimated fair values.

     As of September 30, 2002, there were no amounts drawn under the Company's $100.0 million revolving line of credit. The line of credit carries a floating interest rate of LIBOR plus 1.75% to 2.75% based on twelve-month trailing EBITDA. The facility has no financial covenants unless availability under the facility is less than $20.0 million. At September 30, 2002, the Company had letters of credit in the aggregate amount of $22.3 million for the benefit of various insurance companies as collateral for retrospective premiums and retained losses which could become payable under the terms of the underlying insurance contracts.

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

     On June 11, 2002, the Company entered into an agreement to purchase 762,597 shares of the common stock of TMBR/Sharp Drilling, Inc., $.10 par value per share, for an aggregate cash purchase price of $12.7 million, or $16.60 per share. The purchase of these shares was completed on June 14, 2002. The agreement also includes (i) an option for the Company to purchase, and (ii) an option for the sellers to require the Company to purchase, up to an additional 195,000 shares of common stock at $16.60 per share. These options expire on December 16, 2002.

RESULTS OF OPERATIONS

The following tables summarize operations by business segment for the three months ended September 30, 2002 and 2001:

CONTRACT DRILLING                                              2002             2001          % CHANGE
-----------------                                           ----------       ----------      ----------
                                                               (DOLLARS IN THOUSANDS)
Revenues ..............................................     $  100,267       $  248,942           (59.7)%
Direct operating costs ................................     $   80,374       $  131,573           (38.9)%
Selling, general and administrative ...................     $      918       $      764            20.2%
Depreciation and amortization .........................     $   20,006       $   18,592             7.6%
Operating income (loss) ...............................     $   (1,031)      $   98,013            N/A%
Operating days ........................................         11,656           20,688           (43.7)%
Average revenue per operating day .....................     $     8.60       $    12.03           (28.5)%
Average direct operating cost per operating day .......     $     6.90       $     6.36             8.5%
Average margin per operating day ......................     $     1.70       $     5.67           (70.0)%
Number of owned rigs at end of period .................            324              302             7.3%
Average number of rigs owned during period ............            324              302             7.3%
Average rigs operating ................................            127              225           (43.6)%
Rig utilization percentage ............................             39%              74%          (47.3)%
Capital expenditures ..................................     $   10,713       $   40,013           (73.2)%

     Industry conditions deteriorated significantly beginning in the third quarter of 2001 until the second quarter of 2002 with the market price of natural gas declining. As a result of these deteriorating industry conditions, the Company's average rig utilization declined from 74% in the third quarter of 2001 to 37% in the second quarter of 2002. The market price for natural gas, however, began to improve in the third quarter of 2002 as the price for natural gas increased from $3.25 per Mcf at the end of the second quarter of 2002 to $4.14 per Mcf at September 30, 2002. With the strengthening market price for natural gas, the Company's average rig utilization increased marginally to 39% in the third quarter of 2002 as compared to 37% in the second quarter of 2002.

     The decreased operating results compared to the third quarter of 2001 were reflective of a significant decline in demand for our contract drilling services as evidenced by:

          o decreases in average rig utilization and the number of operating days and

          o decreases in average daily margins due to declines in day rates and increases in average costs per day.

     The increased average cost per day is largely attributable to our efforts to maintain our most experienced field personnel despite the significant decline in rig utilization. Management believes this strategy is beneficial as it (1) retains experienced personnel and (2) facilitates the Company's response to increased demand levels as industry conditions improve.

DRILLING AND COMPLETION FLUIDS                       2002           2001         % CHANGE
------------------------------                    ----------     ----------     ----------
                                                    (DOLLARS IN THOUSANDS)
Revenues ....................................     $   19,714     $   24,369          (19.1)%
Direct operating costs ......................     $   16,393     $   20,903          (21.6)%
Selling, general and administrative .........     $    1,783     $    2,067          (13.7)%
Depreciation and amortization ...............     $      556     $      693          (19.8)%
Operating income ............................     $      982     $      706           39.1%
Total jobs ..................................            383            495          (22.6)%
Average revenue per job .....................     $    51.47     $    49.23            4.6%
Average costs per job .......................     $    42.80     $    42.23            1.3%
Average margin per job ......................     $     8.67     $     7.00           23.9%
Capital expenditures ........................     $      154     $    1,008          (84.7)%

     The decreases in revenues and expenses for our drilling and completion fluids operations were attributable to industry conditions, as discussed in Contract Drilling above, and the resulting 22.6% decline in the number of jobs completed in the 2002 quarter versus the 2001 quarter. The 13.7% decrease in selling, general and administrative expenses is the result of decreases in employee incentive compensation. Recent increases in drilling by customers, primarily in the Gulf of Mexico, has resulted in improvements in our drilling and completion fluids operations as compared to the second quarter of 2002. This is evidenced by the recent rise in total jobs from 352 in the second quarter of 2002 to 383 in the third quarter of 2002.

PRESSURE PUMPING                                     2002           2001         % CHANGE
----------------                                  ----------     ----------     ----------
                                                   (DOLLARS IN THOUSANDS)
Revenues ....................................     $    9,649     $   12,144          (20.5)%
Direct operating costs ......................     $    5,618     $    6,231           (9.8)%
Selling, general and administrative .........     $      975     $      983           (0.8)%
Depreciation ................................     $      680     $      505           34.7%
Operating income ............................     $    2,376     $    4,425          (46.3)%
Total jobs ..................................          1,137          1,341          (15.2)%
Average revenue per job .....................     $     8.49     $     9.06           (6.3)%
Average costs per job .......................     $     4.94     $     4.65            6.2%
Average margin per job ......................     $     3.55     $     4.41          (19.5)%
Capital expenditures ........................     $    2,018     $    1,304           54.8%

     The decreases in revenues and expenses for our pressure pumping operations were attributable to industry conditions, as discussed in Contract Drilling above. The number of jobs declined 15.2% and margin per job declined 19.5% as a result of the more competitive pricing environment. Increased depreciation for our pressure pumping operations can be attributed to expansion of our pressure pumping operations during 2001 and 2002 into the Appalachian regions of Kentucky and West Virginia. Capital expenditures increased as equipment and support facilities were provided to facilitate servicing the new markets. A portion of direct operating costs does not fluctuate with activity levels, therefore, average costs per job increased for the third quarter ended 2002 compared to 2001.


CORPORATE AND OTHER                                       2002            2001          % CHANGE
-------------------                                    ----------      ----------      ----------
                                                             (IN THOUSANDS)
Revenues .........................................     $    3,865      $    3,649             5.9%
Selling, general and administrative ..............     $    2,510      $    3,696           (32.1)%
Bad debt expense .................................     $      165      $      113            46.0%
Depreciation, depletion and amortization .........     $    1,936      $    3,421           (43.4)%
Other expenses ...................................     $      898      $      691            30.0%
Operating loss ...................................     $   (1,644)     $   (4,272)           61.5%
Merger costs .....................................     $       --      $       --            (0.0)%
Restructuring and other charges ..................     $       --      $       --            (0.0)%
Capital expenditures .............................     $    3,542      $    2,865            23.6%

    Increased revenues for the third quarter of 2002 compared to the third quarter of 2001 are largely attributable to higher prices received from sales of oil and natural gas. The decrease in selling, general and administrative expense of 32.1% from the third quarter of 2001 relates to incentive bonuses accrued during the third quarter of 2001. The decrease in depreciation, depletion and amortization from the third quarter of 2001 to the third quarter of 2002 is due to an approximate $2 million oil and natural gas property impairment taken in the 2001 quarter.

The following tables summarize operations by business segment for the nine months ended September 30, 2002 and 2001:

CONTRACT DRILLING                                              2002            2001          % CHANGE
-----------------                                           ----------      ----------      ----------
                                                              (DOLLARS IN THOUSANDS)
Revenues ..............................................     $  300,668      $  702,174           (57.2)%
Direct operating costs ................................     $  232,129      $  399,494           (41.9)%
Selling, general and administrative ...................     $    3,075      $    4,396           (30.1)%
Depreciation and amortization .........................     $   60,088      $   52,945            13.5%
Operating income ......................................     $    5,376      $  245,339           (97.8)%
Operating days ........................................         33,052          64,001           (48.4)%
Average revenue per operating day .....................     $     9.09      $    10.97           (17.1)%
Average direct operating cost per operating day .......     $     7.02      $     6.24            12.5%
Average margin per operating day ......................     $     2.07      $     4.73           (56.2)%
Number of owned rigs at end of period .................            324             302             7.3%
Average number of rigs owned during period ............            322             301             7.0%
Average rigs operating ................................            121             234           (48.3)%
Rig utilization percentage ............................             38%             78%          (51.3)%
Capital expenditures ..................................     $   48,979      $  114,952           (57.4)%

     Industry conditions deteriorated significantly beginning in the third quarter of 2001 until the second quarter of 2002 with the market price of natural gas declining. As a result of these deteriorating industry conditions, the Company's average rig utilization declined to 38% for the nine months ended September 2002 from 78% for the comparable 2001 period.

     The decreased operating results compared to the nine months ended 2001 were reflective of a significant decline in demand for our contract drilling services as evidenced by:

          o decreases in average rig utilization and the number of operating days and

          o decreases in average daily margins due to declines in day rates and increases in average costs per day.

     The increased average cost per day is largely attributable to our efforts to maintain our most experienced field personnel despite the significant decline in rig utilization. Management believes this strategy is beneficial as it (1) retains experienced personnel and (2) facilitates the Company's response to increased demand levels as industry conditions improve. The decrease in general and administrative expense is primarily the result of reduced incentive compensation for the 2002 period.


DRILLING AND COMPLETION FLUIDS                       2002           2001         % CHANGE
------------------------------                    ----------     ----------     ----------
                                                    (DOLLARS IN THOUSANDS)
Revenues ....................................     $   52,049     $   71,555          (27.3)%
Direct operating costs ......................     $   44,965     $   60,478          (25.7)%
Selling, general and administrative .........     $    5,271     $    5,855          (10.0)%
Depreciation and amortization ...............     $    1,650     $    1,914          (13.8)%
Operating income (loss) .....................     $      163     $    3,308          (95.1)%
Total jobs ..................................          1,056          1,466          (28.0)%
Average revenue per job .....................     $    49.29     $    48.81            1.0%
Average costs per job .......................     $    42.58     $    41.25            3.2%
Average margin per job ......................     $     6.71     $     7.56          (11.2)%
Capital expenditures ........................     $    1,095     $    3,479          (68.5)%

     The decreases in revenues and expenses for our drilling and completion fluids operations were attributable to industry conditions, as discussed in Contract Drilling above, and the resulting 28.0% decline in the number of jobs completed in the nine months ended September 2002 versus the comparable period in 2001. The 10.0% decrease in selling, general and administrative expenses is the result of decreases in employee incentive compensation.

PRESSURE PUMPING                                     2002           2001         % CHANGE
----------------                                  ----------     ----------     ----------
                                                   (DOLLARS IN THOUSANDS)
Revenues ....................................     $   23,691     $   28,231          (16.1)%
Direct operating costs ......................     $   14,127     $   15,381           (8.2)%
Selling, general and administrative .........     $    3,136     $    2,777           12.9%
Depreciation ................................     $    1,958     $    1,355           44.5%
Operating income ............................     $    4,470     $    8,718          (48.7)%
Total jobs ..................................          2,753          3,361          (18.1)%
Average revenue per job .....................     $     8.61     $     8.40            2.5%
Average costs per job .......................     $     5.13     $     4.58           12.0%
Average margin per job ......................     $     3.48     $     3.82           (8.9)%

Capital expenditures ........................     $    4,392     $    5,042          (12.9)%

     The decreases in revenues and expenses for our pressure pumping operations were attributable to industry conditions, as discussed in Contract Drilling above. The number of jobs declined 18.1% and margin per job declined 8.9%. Increased depreciation for our pressure pumping operations can be attributed to expansion of our pressure pumping operations during 2001 and 2002 into the Appalachian regions of Kentucky and West Virginia. Selling, general and administrative expenses increased primarily as a result of our expansion into these new markets. A portion of direct operating costs does not fluctuate with activity levels, therefore, average costs per job increased for 2002 compared to 2001.


CORPORATE AND OTHER                                  2002            2001          % CHANGE
-------------------                               ----------      ----------      ----------
                                                        (IN THOUSANDS)
Revenues ....................................     $   10,673      $   13,294           (19.7)%
Selling, general and administrative .........     $    7,657      $    9,848           (22.2)%
Bad debt expense ............................     $      195      $    1,566           (87.5)%
Depreciation, depletion and amortization ....     $    4,774      $    5,698           (16.2)%
Other expenses ..............................     $    2,836      $    3,121            (9.1)%
Operating loss ..............................     $   (4,789)     $   (6,939)           31.0%
Merger costs ................................     $       --      $    5,943          (100.0)%
Restructuring and other charges .............     $    4,700      $    7,202           (34.7)%
Capital expenditures ........................     $    7,969      $    8,151            (2.2)%

    Decreased revenues for the nine months ended September 2002 versus the comparable period in 2001 are largely attributable to lower average prices received from sales of oil and natural gas. The decrease in selling, general and administrative expense of 22.2% primarily relates to incentive bonuses accrued during 2001. Restructuring and other charges reflect a $4.7 million charge taken in the second quarter of 2002 due to the financial failure of a workers' compensation insurance carrier we used from 1992 until March of 2001. Merger costs, restructuring and other charges in 2001 include costs related to the merger with UTI Energy Corp.

The following table summarizes certain industry data for the three and nine months ended September 30, 2002 and 2001:

                                                              THREE MONTHS ENDED                       NINE MONTHS ENDED
                                                                  SEPTEMBER 30,                           SEPTEMBER 30,
                                                     ------------------------------------     ------------------------------------
INDUSTRY DATA                                           2002         2001        % CHG.          2002         2001        % CHG.
-------------                                        ----------   ----------   ----------     ----------   ----------   ----------
Average US natural gas spot price per Mcf(a) .....   $     3.20   $     2.78         15.1%    $     3.06   $     4.47        (31.5)%
Average West Texas intermediate crude oil
    Price per BBL(a) .............................   $    28.20   $    26.58          6.1%    $    25.55   $    27.54         (7.2)%
Average weekly US land rig count(b) ..............          740        1,093        (32.3)%          712        1,046        (31.9)%
Average weekly Canadian land rig count(b) ........          242          315        (23.2)%          250          357        (30.0)%

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

ITEM 4. CONTROLS AND PROCEDURES

     Within 90 days before filing this report, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Our disclosure controls and procedures are the controls and other procedures that we designed to ensure that we record, process, summarize and report in a timely manner the information we must disclose in reports that we file with or submit to the SEC. Our disclosure controls and procedures include our internal accounting controls. Based on our evaluation, our disclosure controls and procedures were effective.

     There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of our evaluation.

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


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a) EXHIBITS.

        The following exhibits are filed herewith or incorporated by reference, as indicated:

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

2.4 Agreement and Plan of Merger, dated March 10, 2002 among Patterson-UTI Energy, Inc., Patterson-UTI Drilling Company LP, LLLP and Odin Drilling, Inc.(11)

2.5 Stock Purchase Agreement by and among Patterson-UTI Energy, Inc. and Roper Family Properties, LTD., Estate of Joe G. Roper, Patricia R. Elledge, Judy Kathleen Roper Davis, Jeanie Elisabeth Cornelius and J. Mark Roper.

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

4.1 Excerpt from Restated Certificate of Incorporation of Patterson-UTI Energy, Inc. regarding authorized Common Stock and Preferred Stock.(7)

4.2      Certificate of Designation.(9)

4.2.1    Amendment to Certificate of Designation.(10)

4.3 Registration Rights Agreement with Bear, Stearns and Co. Inc., dated March 25, 1994, as assigned to REMY Capital Partners III, L.P.(10)

10.1     Amended and Restated Loan and Security Agreement, dated as of July 26,
         2002.

10.2     Revolving Loan Promissory Note, dated July 26, 2002.

10.3     Amended and Restated Pledge Agreement, dated as of July 26, 2002.

10.4     Amended and Restated Guaranty Agreement, dated as of July 26, 2002.

99.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 USC Section 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

     (b) REPORTS ON FORM 8-K.

         There were no reports on Form 8-K filed during the three months ended September 30, 2002.

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


                                     PATTERSON-UTI ENERGY, INC.


                                     By: /s/ Cloyce A. Talbott
                                        ----------------------------------------
                                        Cloyce A. Talbott
                                        Chief Executive Officer


                                     By: /s/ Jonathan D. Nelson
                                        ----------------------------------------
                                        Jonathan D. Nelson
                                        Vice President, Chief Financial Officer,
                                        Secretary and Treasurer

DATED: October 22, 2002

                                 CERTIFICATIONS


I, Cloyce A. Talbott, certify that:

(1) I have reviewed this quarterly report on Form 10-Q of Patterson-UTI Energy, Inc.;

(2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

(3) Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

(4) The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

(5) The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

         (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weakness in internal controls; and

         (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

(6) The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weakness.


Date: October 22, 2002


                                        /s/ Cloyce A. Talbott
                                        -----------------------
                                        Cloyce A. Talbott
                                        Chief Executive Officer

                                 CERTIFICATIONS


I, Jonathan D. Nelson, certify that:

(1) I have reviewed this quarterly report on Form 10-Q of Patterson-UTI Energy, Inc.;

(2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

(3) Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

(4) The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

(5) The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

         (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weakness in internal controls; and

         (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

(6) The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weakness.


Date: October 22, 2002


                                        /s/ Jonathan D. Nelson
                                        ----------------------------------------
                                        Jonathan D. Nelson
                                        Vice President, Chief Financial Officer,
                                        Secretary and Treasurer

                                  EXHIBIT INDEX


EXHIBIT NO.                              DESCRIPTION
-----------                              -----------
  10.1           Amended and Restated Loan and Security Agreement, dated as of
                 July 26, 2002.

  10.2           Revolving Loan Promissory Note, dated July 26, 2002.

  10.3           Amended and Restated Pledge Agreement, dated as of July 26,
                 2002.

  10.4           Amended and Restated Guaranty Agreement, dated as of July 26,
                 2002.

  99.1           Certification of Chief Executive Officer and Chief Financial
                 Officer pursuant to 18 USC Section 1350, as Adopted pursuant to
                 Section 906 of the Sarbanes-Oxley Act of 2002.