Form 10-Q
period 2003-03-31
PATTERSON UTI ENERGY INC
filed 2003-05-02
CIK 889900

--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

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

                                 (325) 574-6300
              (Registrant's telephone number, including area code)

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

                                 Yes [x] No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                                 Yes [x] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

    80,328,609 shares of common stock, $0.01 par value, as of April 30, 2003

--------------------------------------------------------------------------------

                   PATTERSON-UTI ENERGY, INC. AND SUBSIDIARIES

                                TABLE OF CONTENTS


PART I - Financial Information                                                                               PAGE
                                                                                                             ----
      ITEM 1.  Financial Statements

                      Unaudited condensed consolidated balance sheets......................................   3

                      Unaudited condensed consolidated statements of income................................   4

                      Unaudited condensed consolidated statement of changes in stockholders' equity........   5

                      Unaudited condensed consolidated statements of changes in cash flows.................   6

                      Notes to unaudited condensed consolidated financial statements.......................   7

      ITEM 2.  Management's Discussion and Analysis of Financial Condition and
               Results of Operations.......................................................................   13

      ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk..................................   17

      ITEM 4.  Controls and Procedures.....................................................................   17

Forward Looking Statements and Cautionary Statements for Purposes of the "Safe Harbor"
      Provisions of the Private Securities Litigation Reform Act of 1995...................................   18

PART II - Other Information

      ITEM 6.  Exhibits and Reports on Form 8-K............................................................   19

Signatures.................................................................................................   21

Certifications.............................................................................................   22

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

         THE FOLLOWING UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS INCLUDE ALL ADJUSTMENTS WHICH, IN THE OPINION OF MANAGEMENT, ARE NECESSARY IN ORDER TO MAKE SUCH FINANCIAL STATEMENTS NOT MISLEADING.

                   PATTERSON-UTI ENERGY, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                        (in thousands, except share data)


                                                                                                 MARCH 31,         DECEMBER 31,
                                                                                                   2003               2002
                                                                                               -------------      -------------
                                       ASSETS
Current assets:
    Cash and cash equivalents ............................................................     $      70,796      $      82,154
    Accounts receivable, net of allowance for doubtful accounts of $3,297 at
      March 31, 2003 and $3,144 at December 31, 2002 .....................................           121,605             99,014
    Federal and state income taxes receivable, net .......................................            23,820             24,719
    Inventory ............................................................................            15,436             15,323
    Deferred tax assets ..................................................................            14,229             15,290
    Other ................................................................................             5,198              6,515
                                                                                               -------------      -------------
        Total current assets .............................................................           251,084            243,015
Property and equipment, at cost, net .....................................................           641,912            627,734
Goodwill and other intangible assets, net ................................................            51,270             51,313
Investment in equity securities ..........................................................            17,882             17,707
Other ....................................................................................             2,593              2,740
                                                                                               -------------      -------------
        Total assets .....................................................................     $     964,741      $     942,509
                                                                                               =============      =============

                        LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable:
       Trade .............................................................................     $      32,421      $      30,618
       Accrued revenue distributions .....................................................             6,991              6,266
       Other .............................................................................             5,201              2,755
    Accrued expenses .....................................................................            39,386             35,513
                                                                                               -------------      -------------
        Total current liabilities ........................................................            83,999             75,152
Deferred tax liabilities .................................................................           126,965            127,006
Other ....................................................................................             3,827              2,795
                                                                                               -------------      -------------
        Total liabilities ................................................................           214,791            204,953
                                                                                               -------------      -------------
Commitments and contingencies ............................................................                --                 --
Stockholders' equity:
    Preferred stock, par value $.01; authorized 1,000,000 shares, no shares issued .......                --                 --
    Common stock, par value $.01; authorized 200,000,000 shares with 81,799,669 and 81,576,674 issued and 80,293,121 and 80,070,126 outstanding at
      March 31, 2003 and December 31, 2002, respectively .................................               818                816
    Additional paid-in capital ...........................................................           492,840            489,201
    Retained earnings ....................................................................           266,759            261,003
    Accumulated other comprehensive income (loss) ........................................             1,188             (1,809)
    Treasury stock, at cost, 1,506,548 shares ............................................           (11,655)           (11,655)
                                                                                               -------------      -------------
        Total stockholders' equity .......................................................           749,950            737,556
                                                                                               -------------      -------------
        Total liabilities and stockholders' equity .......................................     $     964,741      $     942,509
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

                   PATTERSON-UTI ENERGY, INC. AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                    (in thousands, except per share amounts)


                                                                                               THREE MONTHS ENDED
                                                                                                    MARCH 31,
                                                                                          ------------------------------
                                                                                              2003              2002
                                                                                          ------------      ------------
Operating revenues:
    Drilling ........................................................................     $    135,581      $    101,940
    Drilling and completion fluids ..................................................           15,848            16,146
    Pressure pumping ................................................................            8,511             7,428
    Oil and natural gas .............................................................            5,299             2,709
                                                                                          ------------      ------------
                                                                                               165,239           128,223
                                                                                          ------------      ------------
Operating costs and expenses:
    Drilling ........................................................................          106,428            73,432
    Drilling and completion fluids ..................................................           14,381            14,723
    Pressure pumping ................................................................            5,006             4,157
    Oil and natural gas .............................................................            1,079               980
    Depreciation, depletion, and amortization .......................................           24,136            22,202
    General and administrative ......................................................            6,894             6,343
    Bad debt expense ................................................................               80                --
    Other ...........................................................................           (2,609)              (42)
                                                                                          ------------      ------------
                                                                                               155,395           121,795
                                                                                          ------------      ------------
Operating income ....................................................................            9,844             6,428
                                                                                          ------------      ------------
Other income (expense):
    Interest income .................................................................              260               225
    Interest expense ................................................................              (72)             (111)
    Other ...........................................................................                8                17
                                                                                          ------------      ------------
                                                                                                   196               131
                                                                                          ------------      ------------
Income before income taxes and cumulative effect of change in accounting
    principle .......................................................................           10,040             6,559
                                                                                          ------------      ------------
Income tax expense (benefit):
    Current .........................................................................            3,120            (4,557)
    Deferred ........................................................................              695             7,181
                                                                                          ------------      ------------
                                                                                                 3,815             2,624
                                                                                          ------------      ------------
Income before cumulative effect of change in accounting principle ...................            6,225             3,935
Cumulative effect of change in accounting principle, net of related income tax
    benefit of approximately $287 ...................................................             (469)               --
                                                                                          ------------      ------------
Net income ..........................................................................     $      5,756      $      3,935
                                                                                          ============      ============

Net income per common share:
    Basic:
        Income before cumulative effect of change in accounting principle ...........     $       0.08      $       0.05
        Cumulative effect of change in accounting principle .........................            (0.01)               --
                                                                                          ------------      ------------
        Net income ..................................................................     $       0.07      $       0.05
                                                                                          ============      ============

    Diluted:
        Income before cumulative effect of change in accounting principle ...........     $       0.08      $       0.05
        Cumulative effect of change in accounting principle .........................            (0.01)               --
                                                                                          ------------      ------------
        Net income ..................................................................     $       0.07      $       0.05
                                                                                          ============      ============

Weighted average number of common shares outstanding:
    Basic ...........................................................................           80,163            77,412
                                                                                          ============      ============
    Diluted .........................................................................           82,085            79,894
                                                                                          ============      ============

         The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                   PATTERSON-UTI ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)
                                 (in thousands)


                                             Common Stock                                  Accumulated
                                        ---------------------    Additional                  other
                                        Number of                 paid-in      Retained    comprehensive     Treasury
                                         shares       Amount      capital      earnings    income (loss)       stock         Total
                                        ---------   ---------   ------------   ---------   -------------    ------------    --------
Balance, December 31, 2002 ..........      81,577   $     816   $    489,201   $ 261,003   $      (1,809)   $    (11,655)   $737,556
Exercise of stock options and
    warrants ........................         223           2          1,982          --              --              --       1,984
Tax benefit related to exercise of
    stock options ...................          --          --          1,657          --              --              --       1,657
Foreign currency translation
    adjustment ......................          --          --             --          --           2,901              --       2,901
Change in unrealized gain on
    equity securities, net of tax ...          --          --             --          --              96              --          96
Net income ..........................          --          --             --       5,756              --              --       5,756
                                        ---------   ---------   ------------   ---------   -------------    ------------    --------
Balance, March 31, 2003 .............      81,800   $     818   $    492,840   $ 266,759   $       1,188    $    (11,655)   $749,950
                                        =========   =========   ============   =========   =============    ============    ========


         The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                   PATTERSON-UTI ENERGY, INC. AND SUBSIDIARIES
     CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN CASH FLOWS (UNAUDITED)
                                 (in thousands)




                                                                                                    THREE MONTHS ENDED
                                                                                                          MARCH 31,
                                                                                                -----------------------------
                                                                                                    2003              2002
                                                                                                ------------     ------------
Cash flows from operating activities:
     Net income ............................................................................    $      5,756     $      3,935
     Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation, depletion, and amortization .............................................          24,136           22,202
     Provision for bad debts ...............................................................              80               --
     Deferred income tax expense ...........................................................             695            7,181
     Tax benefit related to exercise of stock options ......................................           1,657            3,101
     Other .................................................................................            (388)             (31)
           Changes in operating assets and liabilities:
                  Accounts receivable ......................................................         (21,070)          40,937
                  Inventory and other current assets .......................................             188           (1,762)
                  Accrued federal income taxes receivable ..................................           1,055           (7,412)
                  Accounts payable .........................................................           2,393          (16,866)
                  Other liabilities ........................................................           7,156           (5,345)
                                                                                                ------------     ------------
                      Net cash provided by operating activities ............................          21,658           45,940
                                                                                                ------------     ------------
Cash flows from investing activities:
     Acquisitions ..........................................................................         (16,500)              --
     Purchases of property and equipment ...................................................         (19,533)         (25,281)
     Proceeds from sales of property and equipment .........................................             839              254
     Change in other assets ................................................................             124              243
                                                                                                ------------     ------------
                      Net cash used in investing activities ................................         (35,070)         (24,784)
                                                                                                ------------     ------------
Cash flows from financing activities:
     Proceeds from exercise of stock options and warrants ..................................           1,984            3,614
                                                                                                ------------     ------------
                      Net cash provided by financing activities ............................           1,984            3,614
                                                                                                ------------     ------------
                      Net increase (decrease) in cash and cash equivalents .................         (11,428)          24,770
                      Foreign currency translation adjustment ..............................              70                3
Cash and cash equivalents at beginning of period ...........................................          82,154           33,584
                                                                                                ------------     ------------
Cash and cash equivalents at end of period .................................................    $     70,796     $     58,357
                                                                                                ============     ============
Supplemental disclosure of cash flow information:
     Net cash received (paid) during the period for:
       Interest ............................................................................    $        (72)    $       (111)
       Income taxes ........................................................................    $         --     $        263

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

      The interim condensed consolidated financial statements have been prepared by management of the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations, although the Company believes the disclosures included herein are adequate to make the information presented not misleading. In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for presentation of the information have been included. The unaudited condensed consolidated balance sheet as of December 31, 2002, as presented herein, was derived from the audited balance sheet of the Company. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the annual report on Form 10-K for the year ended December 31, 2002.

      The U.S. dollar is the functional currency for all of the Company's operations except for its Canadian operations, which use the Canadian dollar as functional currency. The effects of exchange rate changes are reflected in accumulated other comprehensive income, which is a separate component of stockholders' equity (see Note 4).

      In accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," ("SFAS
No. 115"), investments in Available-for-Sale equity securities are recorded at fair value. Unrealized gains and losses of such investments, net of tax, are included in accumulated other comprehensive income (loss) in our consolidated balance sheet as of March 31, 2003 and are shown as a separate component of stockholders' equity (see Note 4).

      The Company provides a dual presentation of its earnings per share in its Consolidated Statements of Income: Basic Earnings per Share ("Basic EPS") and Diluted Earnings per Share ("Diluted EPS"). Basic EPS is computed using the weighted average number of shares outstanding during the periods presented. Diluted EPS includes common stock equivalents, generally stock options and warrants that are "in the money", which are dilutive to earnings per share. For the three months ended March 31, 2003, dilutive securities included in the calculation of Diluted EPS were 1.9 million shares. For the three months ended March 31, 2002, dilutive securities of 2.5 million shares were included in the calculation of Diluted EPS. For the three month periods ended March 31, 2003 and 2002, there were 15,000 and 470,000, respectively, potentially dilutive options and warrants which were excluded from the calculation of Diluted EPS as their exercise price was greater than the average market price for the period.

      The results of operations for the three months ended March 31, 2003, are not necessarily indicative of the results to be expected for the full year.

      Certain reclassifications have been made to the 2002 consolidated financial statements in order for them to conform with the 2003 presentation.

2.    RECENT ACQUISITIONS

      SEI Drilling Company -- In January 2003, the Company acquired four land-based drilling rigs and related equipment from SEI Drilling Company for a purchase price of $6.0 million in cash. The transaction was accounted for as a purchase and the related purchase price was allocated among the rigs based on their estimated fair values.

                   PATTERSON-UTI ENERGY, INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-
                                   CONTINUED

2.    RECENT ACQUISITIONS - (CONTINUED)

      Mesa Drilling, Inc. -- In February 2003, the Company acquired three land-based drilling rigs, a yard, top drive, inventory and other related equipment from Mesa Drilling, Inc. and related entities for a purchase price of $10.5 million in cash. The transaction was accounted for as a purchase and the related purchase price was allocated among the rigs based on their estimated fair values.

3.    STOCK-BASED COMPENSATION

      At March 31, 2003, the Company has seven stock-based employee compensation plans, of which three are active. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Financial Accounting Standards Board Statement No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation (in thousands, except per share amounts):

                                                                                THREE MONTHS ENDED
                                                                                     MARCH 31,
                                                                            ----------------------------
                                                                                2003            2002
                                                                            ------------    ------------
Net income, as reported ................................................    $      5,756    $      3,935
Deduct:  Total stock-based employee compensation expense
    determined under fair value based method for all awards, net of
    related tax effects ................................................          (2,264)         (1,465)
                                                                            ------------    ------------
Pro forma net income ...................................................    $      3,492    $      2,470
                                                                            ============    ============

Net income per common share:
    Basic, as reported .................................................    $       0.07    $       0.05
                                                                            ============    ============
    Basic, pro forma ...................................................    $       0.04    $       0.03
                                                                            ============    ============

    Diluted, as reported ...............................................    $       0.07    $       0.05
                                                                            ============    ============
    Diluted, pro forma .................................................    $       0.04    $       0.03
                                                                            ============    ============

4. COMPREHENSIVE INCOME AND ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

     The following table illustrates the Company's comprehensive income including the effects of foreign currency translation adjustments for the three months ended March 31, 2003 and 2002 (in thousands):

                                                                                 THREE MONTHS ENDED
                                                                                      MARCH 31,
                                                                            ----------------------------
                                                                                2003            2002
                                                                            ------------    ------------
Net income .............................................................    $      5,756    $      3,935
Other comprehensive income (loss):
       Foreign currency translation adjustment related to our
         Canadian operations ...........................................           2,901            (101)
       Change in unrealized gain on equity securities, net of tax ......              96              --
                                                                            ------------    ------------
Comprehensive income ...................................................    $      8,753    $      3,834
                                                                            ============    ============

                   PATTERSON-UTI ENERGY, INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-
                                   CONTINUED

5.    SETTLEMENT OF MEXICO RECEIVABLE

      In March 2003, the Company received approximately $2.5 million in cash as settlement for contract drilling services previously provided in Mexico by Norton Drilling Company Mexico, Inc., a wholly-owned subsidiary. The Company has been party to a lawsuit for a number of years in an effort to collect the underlying receivable. As the collectibility of the receivable was not certain, a reserve for the full amount of the receivable was recorded at the time of the Company's acquisition of Norton Drilling Company Mexico, Inc. in 1999. The amount is reflected as a credit to Other Expenses and included as a component of Operating Income.

6.    BUSINESS SEGMENTS

      Our revenues, operating profits and identifiable assets are primarily attributable to four industry segments: contract drilling of oil and natural gas wells, provision of drilling and completion fluid services and pressure pumping services to operators in the oil and natural gas industry, and the exploration, development, acquisition and production of oil and natural gas. Separate financial data for each of our four business segments is provided below (in thousands).

                                                                        THREE MONTHS ENDED
                                                                              MARCH 31,
                                                                    -----------------------------
                                                                        2003             2002
                                                                    ------------     ------------
Revenues:
    Contract drilling ..........................................    $    135,581     $    101,940
    Drilling and completion fluids .............................          15,848           16,146
    Pressure pumping ...........................................           8,511            7,428
    Oil and natural gas ........................................           5,299            2,709
                                                                    ------------     ------------
Total operating revenues .......................................    $    165,239     $    128,223
                                                                    ============     ============
Income (loss) before income taxes:
    Contract drilling ..........................................    $      7,512     $      7,327
    Drilling and completion fluids .............................            (894)            (842)
    Pressure pumping ...........................................           1,185            1,481
    Oil and natural gas ........................................           1,675              293
                                                                    ------------     ------------
                                                                           9,478            8,259
      Corporate and other ......................................          (2,086)          (1,831)
      Interest income ..........................................             260              225
      Interest expense .........................................             (72)            (111)
      Other ....................................................           2,460               17
                                                                    ------------     ------------
Income before income taxes and cumulative effect of change
      in accounting principle ..................................    $     10,040     $      6,559
                                                                    ============     ============


                                                   MARCH 31,     DECEMBER 31,
                                                    2003             2002
                                                 ------------    ------------
Identifiable assets:
    Drilling ................................    $    717,561    $    694,020
    Drilling and completion fluids ..........          30,753          34,687
    Pressure pumping ........................          36,594          35,084
    Oil and natural gas .....................          23,697          20,854
    Corporate and other (a) .................         156,136         157,864
                                                 ------------    ------------
                                                 $    964,741    $    942,509
                                                 ============    ============

----------

(a) Corporate assets primarily include cash on hand managed by the parent corporation and certain deferred federal income tax assets.

                   PATTERSON-UTI ENERGY, INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-
                                   CONTINUED

7.    RECENTLY ISSUED ACCOUNTING STANDARDS

      The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations," ("SFAS No. 143") in June 2001. SFAS No. 143 addresses financial accounting requirements for retirement obligations associated with tangible long-lived assets. The Company adopted SFAS No. 143 in January 2003. As a result, a charge of $469,000 (net of tax) was recorded as a cumulative effect of a change in accounting principle for the quarter ended March 31, 2003. The change relates to the cost associated with the future abandonment of oil and natural gas properties. The related effect to both basic and diluted earnings per share as a result of the change in accounting principle was a decrease of $0.01 per share.

      The FASB issued Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," ("SFAS No. 146") in June 2002. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The provisions of SFAS No. 146, which the Company adopted on January 1, 2003, did not have a material impact on the Company's consolidated financial statements.

      The FASB issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation," ("SFAS No. 148") in December 2002. SFAS No. 148 amends the disclosure requirements of Statement of Financial Accounting Standards No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The provisions of SFAS No. 148, which the Company adopted on January 1, 2003, did not have a material impact on the Company's consolidated financial statements (see Note 3).

      The FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements, Including Guarantees of Indebtedness of Others," ("FIN 45"), which the Company adopted effective January 1, 2003. FIN 45 requires that upon issuance of certain types of guarantees, a guarantor recognize and account for the fair value of the guarantee as a liability. FIN 45 contains exclusions to this requirement, including the exclusion of a parent's guarantee of its subsidiaries' debt to a third party. Upon adoption, this new accounting pronouncement had no material impact on the Company's consolidated financial position, results of operations or cash flows.

      The FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities," ("FIN 46"), which the Company adopted effective January 31, 2003. This statement addresses the consolidation of variable interest entities ("VIEs") by business enterprises that are the primary beneficiaries. A VIE is an entity that does not have sufficient equity investment at risk to permit it to finance its activities without additional subordinated financial support, or whose equity investors lack the characteristics of a controlling financial interest. The primary beneficiary of a VIE is the enterprise that has the majority of the risks or rewards associated with the VIE. The Company believes it has no material interests in VIEs that will require disclosure or consolidation under FIN 46.

8.    GOODWILL AND OTHER INTANGIBLE ASSETS

      Intangible assets consist primarily of goodwill and covenants-not-to-compete arising from business combinations. In accordance with Statement of Financial Standards No. 142, "Goodwill and Other Intangible Assets," all of our intangible assets that have definite lives are being amortized on a straight-line basis over their estimated useful lives and goodwill is evaluated to determine if fair value of the asset has decreased below its carrying value. At December 31, 2002, we performed the annual goodwill evaluation and determined no adjustment to impair goodwill was necessary. Goodwill and other intangible assets as of March 31, 2003 and December 31, 2002 are as follows (in thousands):

                   PATTERSON-UTI ENERGY, INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-
                                   CONTINUED

8.    GOODWILL AND OTHER INTANGIBLE ASSETS - (CONTINUED)

                                                             MARCH 31,       DECEMBER 31,
                                                               2003              2002
                                                           -------------     -------------
Goodwill ..............................................    $      69,860     $      69,860
Accumulated amortization ..............................          (19,661)          (19,661)
                                                           -------------     -------------
Goodwill, net .........................................           50,199            50,199
                                                           -------------     -------------

Covenants-not-to-compete and other ....................            1,956             1,956
Accumulated amortization ..............................             (885)             (842)
                                                           -------------     -------------
Other intangible assets, net ..........................            1,071             1,114
                                                           -------------     -------------
Intangible assets, net ................................    $      51,270     $      51,313
                                                           =============     =============

      Change in the net carrying amount of goodwill for the three months ended March 31, 2003 is as follows (in thousands):

                                                            DRILLING &
                                                            COMPLETION
                                              DRILLING         FLUIDS          TOTAL
                                            ------------    ------------    ------------
Balance at December 31, 2002 ...........    $     40,265    $      9,934    $     50,199
Changes to goodwill ....................              --              --              --
                                            ------------    ------------    ------------
Balance at March 31, 2003 ..............    $     40,265    $      9,934    $     50,199
                                            ============    ============    ============

     Amortization expense for the three months ended March 31, 2003 and 2002 consists of the following (in thousands):

                                                THREE MONTHS ENDED
                                                     MARCH 31,
                                            ----------------------------
                                                2003            2002
                                            ------------    ------------
Goodwill ...............................    $         --    $         --
Covenants-not-to-compete and other .....              43             127
                                            ------------    ------------
                                            $         43    $        127
                                            ============    ============

     Our weighted average amortization period for other intangible assets is approximately 10 years. The following table shows the estimated amortization expense for these assets for each of the five succeeding fiscal years (in thousands):


2004 ........................    $    97
2005 ........................    $    97
2006 ........................    $    97
2007 ........................    $    97
2008 ........................    $    97

9.    INVESTMENT IN EQUITY SECURITIES

      In 2002, the Company purchased 1,058,673 shares of the common stock of TMBR/Sharp Drilling, Inc. ("TMBR"), $.10 par value per share, for an aggregate cash purchase price of $17.6 million, or $16.60 per share plus approximately $84,000 of additional costs incurred to acquire the shares. The Company owns approximately 19.5% of the outstanding shares of TMBR based on its shares outstanding as reported in its 10-Q for the three-month period ended December 31, 2002.

                   PATTERSON-UTI ENERGY, INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-
                                   CONTINUED

9.    INVESTMENT IN EQUITY SECURITIES (CONTINUED)

      The accounting treatment of shares representing the Company's investment in the common stock of TMBR is affected by the Company's ability to sell shares within one year. As of March 31, 2003, the Company has restrictions on its ability to sell 838,547 of the TMBR shares within one year. These shares are reflected in the balance sheet at cost under the cost method of accounting in accordance with Accounting Principles Board Opinion No. 18, "The Equity Method of Accounting for Investment in Common Stock," ("APB 18"). The remaining 220,126 TMBR shares are not restricted from sale within one year. These shares are classified as Available-for-Sale and are reflected in the balance sheet at fair value in accordance with SFAS No. 115. Fair value is determined from publicly quoted market prices as of the balance sheet date. In accordance with SFAS No. 115, unrealized gains and losses recorded as a result of the adjustment to fair value are reflected directly in stockholders' equity.

      The following table summarizes the Company's unrealized gain on its investment in equity securities as of March 31, 2003 (in thousands, except share amounts):


                                     COMMON                       UNREALIZED
TMBR/Sharp Drilling, Inc.:           SHARES           COST            GAIN           TOTAL
                                  ------------    ------------    ------------    ------------

Cost method ..................         838,547    $     13,954    $         --    $     13,954
Available-for-Sale ...........         220,126           3,727             201           3,928
                                  ------------    ------------    ------------    ------------
                                     1,058,673    $     17,681    $        201    $     17,882
                                  ============    ============    ============    ============

10.   LEGAL MATTER

      Westfort Energy LTD and Westfort Energy (US) LTD f/k/a Canadian Delta, Inc. ("Westfort"), filed a lawsuit against two Patterson-UTI subsidiaries, Patterson Petroleum LP and Patterson Drilling Company LP, in the Circuit Court, Rankin County, Mississippi, Case No. 2002-18. The lawsuit relates to a letter agreement entered into in July 2000 between Patterson Petroleum and Westfort concerning the drilling of a daywork well in Mississippi. This lawsuit was filed by Westfort after Patterson Petroleum made demand on Westfort for payment of the contract drilling services. There have been no significant developments in these proceedings since year-end 2002.

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

      Property and equipment -- Property and equipment, including betterments which extend the useful life of the asset, are stated at cost. Maintenance and repairs are charged to expense when incurred. We provide for the depreciation of our property and equipment using the straight-line method over the estimated useful lives. No provision for salvage value is considered in determining depreciation of our property and equipment. We review our assets, including intangible assets, for impairment when events or changes in circumstances indicate that the carrying values of certain assets either exceed their respective fair values or may not be recovered over their estimated remaining useful lives. Provisions for asset impairment are charged to income when estimated future cash flows, on an undiscounted basis, are less than the asset's net book value. Impairment charges are recorded based on discounted cash flows. There were no impairment charges during the periods ended March 31, 2003 or 2002.

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

      In accordance with Emerging Issues Task Force No. 00-14, the Company recognizes reimbursements received for out-of-pocket expenses incurred as revenues and accounts for out-of-pocket expenses as direct costs.

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

      Key estimates used by management include:

      o    allowance for doubtful accounts,

      o    depreciation, depletion, and amortization,

      o    asset impairment,

      o    reserves for self-insured levels of insurance coverages, and

      o    fair values of assets and liabilities assumed.

LIQUIDITY AND CAPITAL RESOURCES

     As of March 31, 2003, we had working capital of approximately $167.1 million including cash and cash equivalents of $70.8 million. For the three months ended March 31, 2003, our significant sources of cash flow were:

      o    $21.7 million provided by operations,

      o    $2.0 million from the exercise of stock options and warrants, and

      o    $839,000 from the sale of certain property and equipment.

     Correspondingly, we used approximately $16.5 million to acquire seven land-based drilling rigs (see Note 2 of Notes to Unaudited Condensed Consolidated Financial Statements included as part of Item 1 to this report) and approximately $19.5 million:

      o to make capital expenditures for the betterment and refurbishment of our drilling rigs,

      o    for the acquisition and procurement of drilling equipment,

      o to fund capital expenditures for our drilling and completion fluids and pressure pumping divisions, and

      o to fund leasehold acquisition and exploration and development of oil and natural gas properties.

     In January 2003, the Company purchased four land-based drilling rigs and related equipment from SEI Drilling Company for a purchase price of $6.0 million in cash. The transaction was accounted for as a purchase and the related purchase price was allocated among the assets based on their fair values.

     In February 2003, the Company purchased three land-based drilling rigs and related equipment from Mesa Drilling, Inc. and related entities for $10.5 million in cash. The transaction was accounted for as a purchase and the related purchase price was allocated among the assets based on their fair values.

     The Company has entered into an agreement to acquire seven land-based drilling rigs and related equipment for $10.0 million in cash. The transaction is expected to be completed in the second quarter of 2003. The Company completed the acquisition of two additional land-based drilling rigs in April 2003 for $3.9 million in cash.

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

COMMITMENTS, CONTINGENCIES AND OTHER MATTERS

     The Company maintains letters of credit in the aggregate amount of $24.2 million for the benefit of various insurance companies as collateral for retrospective premiums and retained losses which could become payable under the terms of the underlying insurance contracts. These letters of credit expire variously during each calendar year. No amounts have been drawn under the letters of credit.

     Westfort Energy LTD and Westfort Energy (US) LTD f/k/a Canadian Delta, Inc. ("Westfort"), filed a lawsuit against two Patterson-UTI subsidiaries, Patterson Petroleum LP and Patterson Drilling Company LP, in the Circuit Court, Rankin County, Mississippi, Case No. 2002-18. The lawsuit relates to a letter agreement entered into in July 2000 between Patterson Petroleum and Westfort concerning the drilling of a daywork well in Mississippi. This lawsuit was filed by Westfort after Patterson Petroleum made demand on Westfort for payment of the contract drilling services. There have been no significant developments in these proceedings since year-end 2002.

     In this lawsuit, Westfort alleges breach of contract, fraud,and negligence causes of action. Westfort seeks alleged monetary damages, the return of shares of Westfort stock, unspecified damages from alleged lost profits, lost use of income stream, and additional operating expenses, along with alleged punitive damages to be determined by the jury, but not less than 25% of Patterson's net worth. The Company intends to vigorously contest the allegations made by Westfort and asserts claims against Westfort, including the monies owed Patterson Petroleum LP under the letter agreement in the amount of approximately $5,075,000.

     In addition to the Westfort lawsuit, we are party to various legal proceedings arising in the normal course of our business. We do not believe that the outcome of these proceedings, either individually or in the aggregate, will have a material adverse effect on our financial condition.

RESULTS OF OPERATIONS

The following tables summarize operations by business segment for the three months ended March 31, 2003 and 2002:


CONTRACT DRILLING                                              2003             2002             % CHANGE
                                                           ------------     ------------         ---------
                                                               (DOLLARS IN THOUSANDS)
Revenues ..............................................    $    135,581     $    101,940             33.0%
Direct operating costs ................................    $    106,428     $     73,432             44.9%
Selling, general and administrative ...................    $      1,135     $      1,183             (4.1)%
Depreciation and amortization .........................    $     20,506     $     19,998              2.5%
Operating income ......................................    $      7,512     $      7,327              2.5%
Operating days ........................................          15,869           10,550             50.4%
Average revenue per operating day .....................    $       8.54     $       9.66            (11.6)%
Average direct operating cost per operating day .......    $       6.71     $       6.96             (3.6)%
Average margin per operating day ......................    $       1.83     $       2.70            (32.2)%
Number of owned rigs at end of period .................             331              324              2.2%
Average number of rigs owned during period ............             329              320              2.8%
Average rigs operating ................................             176              117             50.4%
Rig utilization percentage ............................              54%              37%            45.9%
Capital expenditures ..................................    $     13,539     $     21,667            (37.5)%

      Our rig count began to decline in the third quarter of 2001 and continued until March 2002 when our rig count bottomed at 103 rigs (90 rigs in the U.S. and 13 rigs in Canada). The deterioration in our rig count was primarily the result of weakening natural gas prices through mid-February 2002. As natural gas prices improved through most of 2002 and the first quarter of 2003, our rig count also improved. Average natural gas prices increased from $2.51 per Mcf in the first quarter of 2002 to $5.91 per Mcf in the first quarter of 2003. Accordingly, our rig count continued to improve and averaged 176 rigs (161 in the U.S. and 15 rigs in Canada) in the first quarter of 2003.

      Increased operating results in 2003 were reflective of increased demand for our contract drilling services as evidenced by increases in the number of operating days and average rig utilization. Increased revenues and direct operating costs are attributable to increases in demand as noted above, however, increased competition for available jobs due to the weakened industry conditions experienced in 2002 resulted in downward pricing pressure and decreases in revenue per operating day and average margin per operating day. Decreased operating costs per day resulted primarily from efficiencies in payroll expenses. Payroll expenses were high on a per day basis in 2002 as experienced field personnel were retained despite the low level of rig utilization.

DRILLING AND COMPLETION FLUIDS                       2003             2002          % CHANGE
                                                 ------------     ------------     ------------
                                                    (DOLLARS IN THOUSANDS)
Revenues ....................................    $     15,848     $     16,146             (1.8)%
Direct operating costs ......................    $     14,381     $     14,723             (2.3)%
Selling, general and administrative .........    $      1,777     $      1,727              2.9%
Depreciation and amortization ...............    $        584     $        538              8.6%
Operating loss ..............................    $       (894)    $       (842)            (6.2)%
Total jobs ..................................             486              321             51.4%
Average revenue per job .....................    $      32.61     $      50.30            (35.2)%
Average costs per job .......................    $      29.59     $      45.87            (35.5)%
Average margin per job ......................    $       3.02     $       4.43            (31.8)%
Capital expenditures ........................    $        131     $        663            (80.2)%

     Decreases in revenues and expenses despite a significant increase in total jobs for our drilling and completion fluids operations resulted from work on significantly smaller jobs in the 2003 quarter compared to the 2002 quarter. This is further evidenced by the reduced average revenue and costs per job for the 2003 quarter compared to the 2002 quarter. The continued slow down of activity in the Gulf of Mexico was largely attributable to this shift in job mix for our drilling and completion fluids operations.


PRESSURE PUMPING                                    2003             2002         % CHANGE
                                                 ------------    ------------    ------------
                                                    (DOLLARS IN THOUSANDS)
Revenues ....................................    $      8,511    $      7,428            14.6%
Direct operating costs ......................    $      5,006    $      4,157            20.4%
Selling, general and administrative .........    $      1,511    $      1,181            27.9%
Depreciation ................................    $        809    $        609            32.8%
Operating income ............................    $      1,185    $      1,481           (20.0)%
Total jobs ..................................           1,061             839            26.5%
Average revenue per job .....................    $       8.02    $       8.85            (9.4)%
Average costs per job .......................    $       4.72    $       4.95            (4.6)%
Average margin per job ......................    $       3.30    $       3.90           (15.4)%
Capital expenditures ........................    $      3,713    $        936           296.7%

      The increases in revenues and expenses for our pressure pumping operations were attributable to improved industry conditions, as discussed in Contract Drilling above. Expansion of our pressure pumping services in 2002 into the Appalachian regions of Kentucky and West Virginia resulted in increased depreciation and capital expenditures in the 2003 quarter compared to the 2002 quarter. Selling, general and administrative expense increased as a result of the expansion in operations as discussed above as well as increased payroll and related expenses during the first quarter of 2003. The decrease in average revenue per job was attributable to an approximate 17% decline in average revenue received on cement jobs, which comprised approximately 73% of total jobs for our pressure pumping operations in the first quarter of 2003. This decline resulted from a more competitive pricing environment in the industry.


OIL AND NATURAL GAS PRODUCTION AND EXPLORATION      2003            2002           % CHANGE
                                                 ------------    ------------    ------------
                                                        (IN THOUSANDS)
Revenues ....................................    $      5,299    $      2,709            95.6%
Direct operating costs ......................    $      1,079    $        980            10.1%
Selling, general and administrative .........    $        382    $        453           (15.7)%
Depreciation and depletion ..................    $      2,163    $        983           120.0%
Operating income ............................    $      1,675    $        293           471.7%
Capital expenditures ........................    $      2,150    $      3,042           (29.3)%
Average net daily oil production (Bbls) .....             755             725             4.1%
Average net daily gas production (Mcf) ......           5,410           4,887            10.7%
Average oil sales price (per Bbl) ...........    $      33.60    $      19.72            70.4%
Average gas sales price (per Mcf) ...........    $       5.16    $       1.96           163.3%

      Increased revenues and operating income are primarily attributable to increased prices received from sales of oil and natural gas as well as marginal increases in production.

CORPORATE AND OTHER                                 2003             2002           % CHANGE
                                                 ------------     ------------     ------------
                                                         (IN THOUSANDS)
Selling, general and administrative .........    $      2,089     $      1,799             16.1%
Bad debt expense ............................    $         80     $         --              N/A%
Depreciation, depletion and amortization ....    $         74     $         74              0.0%
Other .......................................    $     (2,609)    $        (42)             N/A%

      Increased selling, general, and administrative expenses relate primarily to an increase in insurance premiums. In 2003, Other primarily reflects a payment received in the first quarter of 2003 of approximately $2.5 million as settlement for contract drilling services previously provided in Mexico by Norton Drilling Company Mexico, Inc., a wholly-owned subsidiary. The underlying accounts receivable balance had been reserved as uncollectible at the time of the Company's acquisition of Norton Drilling Company Mexico, Inc. in 1999.

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

      The contract drilling business has previously experienced increased demand for drilling services from 1995 through most of 1997 and from mid-1999 through the second quarter of 2001. However, except for those periods and other occasional upturns, generally, there have been substantially more drilling rigs available than necessary to meet demand in most operational and geographic segments of the North American land drilling industry. As a result, drilling contractors have had difficulty sustaining profit margins.

IMPACT OF INFLATION

      We believe that inflation will not have a significant near-term impact on our financial position.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      We currently have no significant exposure to interest rate market risk because we have no outstanding balance under our credit facility. Should we incur a balance in the future, we would have exposure associated with the floating rate of the interest charged on that balance. The revolving credit facility calls for periodic interest payments at a floating rate ranging from LIBOR plus 1.75 % to 2.75%. The applicable rate above LIBOR (1.75% at March 31,
2003) is based upon our trailing twelve-month EBITDA (earnings before interest expense, income taxes, and depreciation, depletion, and amortization expense). Our exposure to interest rate risk due to changes in LIBOR is not expected to be material.

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

         For a more complete explanation of these various factors and others, see "Forward Looking Statements and Cautionary Statements for Purposes of the 'Safe Harbor' Provisions of the Private Securities Litigation Reform Act of 1995" included in our Annual Report on Form 10-K for the year ended December 31, 2002, beginning on page 13.

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

                           PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a)      EXHIBITS.

        The following exhibits are filed herewith or incorporated by reference, as indicated:

2.1 Agreement and Plan of Merger dated March 10, 2002, among Patterson-UTI Energy, Inc., Patterson-UTI Drilling Company LP, LLLP and Odin Drilling, Inc.(1)

2.2 Stock Purchase Agreement dated as of June 11, 2002 by and among Patterson-UTI Energy, Inc. and Roper Family Properties, Ltd., Estate of Joe G. Roper, Patricia R. Elledge, Judy Kathleen Roper Davis, Jeanie Elisabeth Cornelius and J. Mark Roper.(2)

2.3 Stock Purchase Agreement dated as of October 28, 2002 by and between Patterson-UTI Energy, Inc. and J. Mark Roper.(3)

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

3.3.1    Amendment to Rights Agreement dated as of October 23, 2001.(7)

4.1 Excerpt from Restated Certificate of Incorporation of Patterson-UTI Energy, Inc. regarding authorized Common Stock and Preferred Stock.(8)

4.2      Certificate of Designation.(9)

4.2.1    Amendment to Certificate of Designation.(5)

4.3 Registration Rights Agreement with Bear, Stearns and Co. Inc., dated March 25, 1994, as assigned to REMY Capital Partners III, L.P.(5)

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

(14) Incorporated by reference to Item 27, "Exhibits" to Registration Statement on Form SB-2 (File No. 33-68058-FW) filed on August 30, 1993.

* Management Contract or Compensatory Plan identified as required by Item 15(a)(3) of Form 10-K.

(b)      Reports on Form 8-K.

         There were no reports on Form 8-K filed during the three months ended March 31, 2003.

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


DATED: May 1, 2003

                            CERTIFICATION PURSUANT TO
                                 SECTION 302 OF
                         THE SARBANES-OXLEY ACT OF 2002


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






Date:  May 1, 2003


                                                /s/  Cloyce A. Talbott
                                                -------------------------------
                                                Cloyce A. Talbott
                                                Chief Executive Officer

                            CERTIFICATION PURSUANT TO
                                 SECTION 302 OF
                         THE SARBANES-OXLEY ACT OF 2002


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


Date: May 1, 2003


                                        /s/  Jonathan D. Nelson
                                        ----------------------------------------
                                        Jonathan D. Nelson
                                        Vice President, Chief Financial Officer,
                                        Secretary and Treasurer

                               INDEX TO EXHIBITS



EXHIBIT
  NO.                                DESCRIPTION
-------                              -----------
2.1      Agreement and Plan of Merger dated March 10, 2002, among Patterson-UTI
         Energy, Inc., Patterson-UTI Drilling Company LP, LLLP and Odin
         Drilling, Inc.(1)

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

3.3.1    Amendment to Rights Agreement dated as of October 23, 2001.(7)

4.1      Excerpt from Restated Certificate of Incorporation of Patterson-UTI
         Energy, Inc. regarding authorized Common Stock and Preferred Stock.(8)

4.2      Certificate of Designation.(9)

4.2.1    Amendment to Certificate of Designation.(5)

4.3      Registration Rights Agreement with Bear, Stearns and Co. Inc., dated
         March 25, 1994, as assigned to REMY Capital Partners III, L.P.(5)

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


EXHIBIT
  NO.                                DESCRIPTION
-------                              -----------


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