Form 10-Q
period 2003-06-30
PATTERSON UTI ENERGY INC
filed 2003-07-28
CIK 889900

--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

    [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended June 30, 2003

                                       OR

    [ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
           OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ____________ to ____________

                         Commission file number 0-22664

                           PATTERSON-UTI ENERGY, INC.
             (Exact name of registrant as specified in its charter)

          DELAWARE                                        75-2504748
State or other jurisdiction of              (I.R.S. Employer Identification No.)
incorporation or organization)

            P. O. BOX 1416, 4510 LAMESA HIGHWAY, SNYDER, TEXAS, 79550
            (Address of principal executive offices)          (Zip Code)

                                 (325) 574-6300
              (Registrant's telephone number, including area code)

                                       N/A
              (Former name, former address and former fiscal year,
                          if changed since last report)

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

    80,902,663 shares of common stock, $0.01 par value, as of July 21, 2003

--------------------------------------------------------------------------------

                   PATTERSON-UTI ENERGY, INC. AND SUBSIDIARIES

                                TABLE OF CONTENTS

                                                                                                PAGE
                                                                                                ----

PART I - Financial Information

      ITEM 1.  Financial Statements

               Unaudited condensed consolidated balance sheets.................................   3

               Unaudited condensed consolidated statements of income...........................   4

               Unaudited condensed consolidated statement of changes in stockholders' equity...   5

               Unaudited condensed consolidated statements of changes in cash flows............   6

               Notes to unaudited condensed consolidated financial statements..................   7

      ITEM 2.  Management's Discussion and Analysis of Financial Condition and
               Results of Operations...........................................................   14

      ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk......................   20

      ITEM 4.  Controls and Procedures.........................................................   20

Forward Looking Statements and Cautionary Statements for Purposes of the "Safe Harbor"
      Provisions of the Private Securities Litigation Reform Act of 1995.......................   21

PART II - Other Information

      ITEM 4.  Submission of Matters to a Vote of Security Holders.............................   22

      ITEM 6.  Exhibits and Reports on Form 8-K................................................   23

Signatures.....................................................................................   25

Certifications.................................................................................   26

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

THE FOLLOWING UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS INCLUDE ALL ADJUSTMENTS WHICH, IN THE OPINION OF MANAGEMENT, ARE NECESSARY IN ORDER TO MAKE SUCH FINANCIAL STATEMENTS NOT MISLEADING.

                   PATTERSON-UTI ENERGY, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                        (in thousands, except share data)

                                                                                          JUNE 30,      DECEMBER 31,
                                                                                            2003            2002
                                                                                        ------------    ------------
                                      ASSETS
Current assets:
    Cash and cash equivalents .......................................................   $     87,456    $     82,154
    Accounts receivable, net of allowance for doubtful accounts of $2,635 at
      June 30, 2003 and $3,144 at December 31, 2002 .................................        136,111          99,014
    Federal and state income taxes receivable, net ..................................             --          24,719
    Inventory .......................................................................         15,620          15,323
    Deferred tax assets .............................................................         20,032          15,290
    Other ...........................................................................          5,881           6,515
                                                                                        ------------    ------------
        Total current assets ........................................................        265,100         243,015
Property and equipment, at cost, net ................................................        668,262         627,734
Goodwill and other intangible assets, net ...........................................         51,227          51,313
Investment in equity securities .....................................................         19,673          17,707
Other ...............................................................................          2,446           2,740
                                                                                        ------------    ------------
        Total assets ................................................................   $  1,006,708    $    942,509
                                                                                        ============    ============

                       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable:
       Trade ........................................................................   $     37,454    $     30,618
       Accrued revenue distributions ................................................          7,028           6,266
       Other ........................................................................          2,589           2,755
    Federal and state income taxes payable, net .....................................            563              --
    Accrued expenses ................................................................         45,558          35,513
                                                                                        ------------    ------------
        Total current liabilities ...................................................         93,192          75,152
Deferred tax liabilities ............................................................        130,585         127,006
Other                                                                                          3,801           2,795
                                                                                        ------------    ------------
        Total liabilities ...........................................................        227,578         204,953
                                                                                        ------------    ------------

Commitments and contingencies .......................................................             --              --
Stockholders' equity:
    Preferred stock, par value $.01; authorized 1,000,000 shares, no shares issued ..             --              --
    Common stock, par value $.01; authorized 200,000,000 shares with 82,407,800 and 81,576,674 issued and 80,901,252 and 80,070,126 outstanding at
         June 30, 2003 and December 31, 2002, respectively ..........................            824             816
    Additional paid-in capital ......................................................        504,673         489,201
    Retained earnings ...............................................................        278,811         261,003
    Accumulated other comprehensive income (loss) ...................................          6,477          (1,809)
    Treasury stock, at cost, 1,506,548 shares .......................................        (11,655)        (11,655)
                                                                                        ------------    ------------
        Total stockholders' equity ..................................................        779,130         737,556
                                                                                        ------------    ------------
        Total liabilities and stockholders' equity ..................................   $  1,006,708    $    942,509
                                                                                        ============    ============

    The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                   PATTERSON-UTI ENERGY, INC. AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                     (in thousands, except per share amounts)

                                                              THREE MONTHS ENDED           SIX MONTHS ENDED
                                                                   JUNE 30,                    JUNE 30,
                                                           ------------------------    ------------------------
                                                              2003          2002          2003          2002
                                                           ----------    ----------    ----------    ----------
Operating revenues:
    Drilling ...........................................   $  163,951    $   98,461    $  299,532    $  200,401
    Drilling and completion fluids......................       16,003        16,189        31,851        32,335
    Pressure pumping ...................................        9,800         6,614        18,311        14,042
    Oil and natural gas ................................        5,870         4,099        11,169         6,808
                                                           ----------    ----------    ----------    ----------
                                                              195,624       125,363       360,863       253,586
                                                           ----------    ----------    ----------    ----------
Operating costs and expenses:
    Drilling ...........................................      124,309        78,323       230,737       151,755
    Drilling and completion fluids .....................       13,922        13,849        28,303        28,572
    Pressure pumping ...................................        5,800         4,352        10,806         8,509
    Oil and natural gas ................................        1,292         1,016         2,371         1,996
    Depreciation, depletion and amortization ...........       24,973        23,090        49,109        45,292
    General and administrative .........................        6,813         6,610        13,707        12,953
    Bad debt expense ...................................           82            30           162            30
    Other ..............................................         (720)        4,684        (3,329)        4,642
                                                           ----------    ----------    ----------    ----------
                                                              176,471       131,954       331,866       253,749
                                                           ----------    ----------    ----------    ----------
Operating income (loss) ................................       19,153        (6,591)       28,997          (163)
                                                           ----------    ----------    ----------    ----------
Other income (expense):
    Interest income ....................................          285           268           545           493
    Interest expense ...................................          (76)          (94)         (148)         (205)
    Other ..............................................           77             8            85            25
                                                           ----------    ----------    ----------    ----------
                                                                  286           182           482           313
                                                           ----------    ----------    ----------    ----------
Income (loss) before income taxes and cumulative
    effect of change in accounting principle ...........       19,439        (6,409)       29,479           150
                                                           ----------    ----------    ----------    ----------
Income tax expense (benefit):
    Current ............................................       10,642        (6,794)       13,762       (11,351)
    Deferred ...........................................       (3,255)        4,230        (2,560)       11,411
                                                           ----------    ----------    ----------    ----------
                                                                7,387        (2,564)       11,202            60
                                                           ----------    ----------    ----------    ----------
Income (loss) before cumulative effect of change in
    accounting principle ...............................       12,052        (3,845)       18,277            90
Cumulative effect of change in accounting
    principle, net of related income tax benefit of
    approximately $287 .................................           --            --          (469)           --
                                                           ----------    ----------    ----------    ----------
Net income (loss) ......................................   $   12,052    $   (3,845)   $   17,808    $       90
                                                           ==========    ==========    ==========    ==========
Net income (loss) per common share:
    Basic:
        Income (loss) before cumulative effect of
            change in accounting principle .............   $     0.15    $    (0.05)   $     0.23    $     0.00
        Cumulative effect of change in accounting
            principle ..................................           --            --         (0.01)           --
                                                           ----------    ----------    ----------    ----------
        Net income (loss) ..............................   $     0.15    $    (0.05)   $     0.22    $     0.00
                                                           ==========    ==========    ==========    ==========
    Diluted:
        Income (loss) before cumulative effect of
            change in accounting principle .............   $     0.15    $    (0.05)   $     0.22    $     0.00
        Cumulative effect of change in accounting
            principle ..................................           --            --            --            --
                                                           ----------    ----------    ----------    ----------
        Net income (loss) ..............................   $     0.15    $    (0.05)   $     0.22    $     0.00
                                                           ==========    ==========    ==========    ==========

Weighted average number of common shares outstanding:
    Basic ..............................................       80,529        78,742        80,347        78,080
                                                           ==========    ==========    ==========    ==========
    Diluted ............................................       82,457        78,742        82,109        80,684
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

                  PATTERSON-UTI ENERGY, INC. AND SUBSIDIARIES
      CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                  (UNAUDITED)
                                 (in thousands)


                                              Common Stock                                  Accumulated
                                        -----------------------   Additional                   other
                                         Number of                 paid-in      Retained   comprehensive    Treasury
                                          shares       Amount      capital      earnings   income (loss)     stock          Total
                                        ----------   ----------   ----------   ----------  -------------  -----------   ----------

Balance, December 31, 2002 ..........       81,577   $      816   $  489,201   $  261,003   $   (1,809)   $  (11,655)   $  737,556
Exercise of stock options and
    warrants ........................          831            8        9,480           --           --            --         9,488
Tax benefit related to exercise of
    stock options ...................           --           --        5,992           --           --            --         5,992
Foreign currency translation
    adjustment ......................           --           --           --           --        7,071            --         7,071
Change in unrealized gain on
    equity securities, net of tax ...           --           --           --           --        1,215            --         1,215
Net income ..........................           --           --           --       17,808           --            --        17,808
                                        ----------   ----------   ----------   ----------   ----------    ----------    ----------
Balance, June 30, 2003 ..............       82,408   $      824   $  504,673   $  278,811   $    6,477    $  (11,655)   $  779,130
                                        ==========   ==========   ==========   ==========   ==========    ==========    ==========


    The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                   PATTERSON-UTI ENERGY, INC. AND SUBSIDIARIES
     CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN CASH FLOWS (UNAUDITED)
                                 (in thousands)


                                                                                         SIX MONTHS ENDED
                                                                                             JUNE 30,
                                                                                   ----------------------------
                                                                                       2003            2002
                                                                                   ------------    ------------
Cash flows from operating activities:
    Net income .................................................................   $     17,808    $         90
        Adjustments to reconcile net income to net cash provided by operating activities:
            Depreciation, depletion and amortization ...........................         49,109          45,292
            Provision for bad debts ............................................            162              30
            Deferred income tax expense (benefit) ..............................         (2,560)         11,411
            Tax benefit related to exercise of stock options ...................          5,992           8,791
            Other ..............................................................           (877)            (47)
            Changes in operating assets and liabilities:
                Accounts receivable ............................................        (36,457)         47,685
                Inventory and other current assets .............................            359            (108)
                Accrued federal income taxes receivable ........................         25,708         (21,355)
                Accounts payable ...............................................          7,427         (18,192)
                Other liabilities ..............................................         10,692          (4,731)
                                                                                   ------------    ------------
                    Net cash provided by operating activities ..................         77,363          68,866
                                                                                   ------------    ------------
Cash flows from investing activities:
    Acquisitions ...............................................................        (32,783)             --
    Purchases of property and equipment ........................................        (51,651)        (46,194)
    Proceeds from sales of property and equipment ..............................          1,859             632
    Purchase of investment equity securities ...................................             --         (12,659)
    Change in other assets .....................................................            271             803
                                                                                   ------------    ------------

                    Net cash used in investing activities.......................        (82,304)        (57,418)
                                                                                   ------------    ------------
Cash flows from financing activities:
    Proceeds from exercise of stock options and warrants .......................          9,488           7,385
                                                                                   ------------    ------------
                    Net cash provided by financing activities ..................          9,488           7,385
                                                                                   ------------    ------------
                    Net increase in cash and cash equivalents ..................          4,547          18,833
                    Foreign currency translation adjustment ....................            755             452
Cash and cash equivalents at beginning of period ...............................         82,154          33,584
                                                                                   ------------    ------------
Cash and cash equivalents at end of period .....................................   $     87,456    $     52,869
                                                                                   ============    ============
Supplemental disclosure of cash flow information:
    Net cash received (paid) during the period for:
        Interest ...............................................................   $       (145)   $       (205)
        Income taxes ...........................................................   $     18,530    $       (218)


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

     The U.S. dollar is the functional currency for all of the Company's operations except for its Canadian operations, which use the Canadian dollar as functional currency. The effects of exchange rate changes are reflected in accumulated other comprehensive income (loss), which is a separate component of stockholders' equity (see Note 4).

     In accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," ("SFAS No. 115"), investments in Available-for-Sale equity securities are recorded at fair value. Unrealized gains and losses of such investments, net of tax, are included in accumulated other comprehensive income (loss) in our consolidated balance sheet as of June 30, 2003 and are shown as a separate component of stockholders' equity (see Note 4).

     The Company provides a dual presentation of its earnings per share in its Consolidated Statements of Income: Basic Earnings per Share ("Basic EPS") and Diluted Earnings per Share ("Diluted EPS"). Basic EPS is computed using the weighted average number of shares outstanding during the periods presented. Diluted EPS includes common stock equivalents, generally stock options and warrants that are "in the money", which are dilutive to earnings per share. For the three and six months ended June 30, 2003 and for the six months ended June 30, 2002, dilutive securities included in the calculation of Diluted EPS were
1.9 million shares, 1.8 million shares, and 2.6 million shares, respectively. For the three months ended June 30, 2002, potentially dilutive securities of 2.5 million shares were excluded from the calculation of Diluted EPS as a result of the Company's net loss for that period. For the six month periods ended June 30, 2003 and 2002, there were 15,000 and 55,000, respectively, potentially dilutive options and warrants which were excluded from the calculation of Diluted EPS as their exercise price was greater than the average market price for the period.

     The results of operations for the three and six months ended June 30, 2003, are not necessarily indicative of the results to be expected for the full year.

     Certain reclassifications have been made to the 2002 consolidated financial statements in order for them to conform with the 2003 presentation.

2. RECENT ACQUISITIONS

     In January 2003, the Company acquired four land-based drilling rigs and related equipment from SEI Drilling Company for $6.0 million in cash. The purchase price was allocated among the assets acquired based on their estimated fair values.

                   PATTERSON-UTI ENERGY, INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-
                                    CONTINUED

2. RECENT ACQUISITIONS - (CONTINUED)

     In February 2003, the Company acquired three land-based drilling rigs, a yard, and other related equipment from Mesa Drilling, Inc. and related entities for $10.5 million in cash. The purchase price was allocated among the assets acquired based on their estimated fair values.

     In April 2003, the Company acquired two land-based drilling rigs for $3.9 million in cash. The purchase price was allocated among the assets acquired based on their estimated fair values.

     In May 2003, the Company completed the acquisition of seven land-based drilling rigs and related equipment from Hexadyne Drilling Corporation for $10.1 million in cash. The purchase price was allocated among the assets acquired based on their estimated fair values.

     On May 26, 2003, the Company, Patterson-UTI Acquisition, LLC, a Texas limited liability company and wholly-owned subsidiary of the Company ("Sub"), and TMBR/Sharp Drilling, Inc., a Texas corporation ("TMBR"), entered into an Agreement and Plan of Merger (the "Merger Agreement") pursuant to which, upon the satisfaction and completion of the conditions to the merger contained in the Merger Agreement, including approval of the Merger Agreement by at least two-thirds of the shareholders of TMBR, TMBR will merge with and into Sub with Sub being the surviving company. If the merger is completed, each issued and outstanding share of common stock, $.10 par value per share, of TMBR not owned directly or indirectly by the Company or TMBR or held by TMBR shareholders who validly exercise their dissenters' rights under Texas law, will be converted into the right to receive $9.09 in cash from the Company and 0.312166 of a share of common stock, $0.01 par value per share, of the Company (the "Company Common Stock"), for a total of approximately $45.6 million in cash and approximately
1.57 million shares of Company Common Stock. The Company currently intends to pay the cash portion of the merger consideration to TMBR shareholders out of funds available on hand and existing financing facilities.

     In addition to the above mentioned acquisitions, the Company spent approximately $2.3 million on other acquisitions and costs associated with the acquisitions completed during the six months ended June 30, 2003.

3. STOCK-BASED COMPENSATION

     At June 30, 2003, the Company had seven stock-based employee compensation plans, of which three were active. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. No stock-based employee compensation cost is reflected in net income (loss), as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income (loss) and net income (loss) per share if the Company had applied the fair value recognition provisions of Financial Accounting Standards Board Statement No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation (in thousands, except per share amounts):

                                                              THREE MONTHS ENDED          SIX MONTHS ENDED
                                                                    JUNE 30,                   JUNE 30,
                                                           -----------------------    -----------------------
                                                              2003         2002          2003         2002
                                                           ----------   ----------    ----------   ----------

Net income (loss), as reported .........................   $   12,052   $   (3,845)   $   17,808   $       90
Deduct: Total stock-based employee compensation
    expense determined under fair value based
    method for all awards, net of related tax effects ..       (4,348)      (2,320)       (8,000)      (4,683)
                                                           ----------   ----------    ----------   ----------
Pro forma net income (loss) ............................   $    7,704   $   (6,165)   $    9,808   $   (4,593)
                                                           ==========   ==========    ==========   ==========

Net income (loss) per common share:
    Basic, as reported .................................   $     0.15   $    (0.05)   $     0.22   $     0.00
                                                           ==========   ==========    ==========   ==========
    Basic, pro forma ...................................   $     0.10   $    (0.08)   $     0.12   $    (0.06)
                                                           ==========   ==========    ==========   ==========

    Diluted, as reported ...............................   $     0.15   $    (0.05)   $     0.22   $     0.00
                                                           ==========   ==========    ==========   ==========
    Diluted, pro forma .................................   $     0.09   $    (0.08)   $     0.12   $    (0.06)
                                                           ==========   ==========    ==========   ==========

                   PATTERSON-UTI ENERGY, INC. AND SUBSIDIARIES
    NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED

4. COMPREHENSIVE INCOME (LOSS) AND ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

         The following table illustrates the Company's comprehensive income
(loss) including the effects of foreign currency translation adjustments for the three and six months ended June 30, 2003 and 2002 (in thousands):

                                                                THREE MONTHS ENDED          SIX MONTHS ENDED
                                                                     JUNE 30,                   JUNE 30,
                                                             -----------------------    -----------------------
                                                                2003         2002          2003         2002
                                                             ----------   ----------    ----------   ----------

Net income (loss) ........................................   $   12,052   $   (3,845)   $   17,808   $       90
Other comprehensive income:
    Foreign currency translation adjustment related to
        our Canadian operations ..........................        4,170        2,180         7,071        2,079
    Change in unrealized gain on equity securities, net
        of tax ...........................................        1,119           --         1,215           --
                                                             ----------   ----------    ----------   ----------
Comprehensive income (loss) ..............................   $   17,341   $   (1,665)   $   26,094   $    2,169
                                                             ==========   ==========    ==========   ==========

5. SETTLEMENT OF MEXICO RECEIVABLE

         In March 2003, the Company received approximately $2.5 million in cash as settlement for contract drilling services previously provided in Mexico by Norton Drilling Company Mexico, Inc., a wholly-owned subsidiary. The Company has been party to a lawsuit for a number of years in an effort to collect the underlying receivable. As the collectibility of the receivable was not certain, a reserve for the full amount of the receivable was recorded at the time of the Company's acquisition of Norton Drilling Company Mexico, Inc. in 1999. The amount is reflected as a reduction of other expenses and included as a component of operating income (loss).

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

                                                       THREE MONTHS ENDED           SIX MONTHS ENDED
                                                            JUNE 30,                    JUNE 30,
                                                    ------------------------    ------------------------
                                                       2003          2002          2003          2002
                                                    ----------    ----------    ----------    ----------
Revenues:
    Drilling ....................................   $  163,951    $   98,461    $  299,532    $  200,401
    Drilling and completion fluids ..............       16,003        16,189        31,851        32,335
    Pressure pumping ............................        9,800         6,614        18,311        14,042
    Oil and natural gas .........................        5,870         4,099        11,169         6,808
                                                    ----------    ----------    ----------    ----------
Total operating revenues ........................   $  195,624    $  125,363    $  360,863    $  253,586
                                                    ==========    ==========    ==========    ==========
Income (loss) before income taxes:
    Drilling ....................................   $   17,571    $     (920)   $   25,083    $    6,407
    Drilling and completion fluids ..............         (263)           23        (1,157)         (819)
    Pressure pumping ............................        1,897           613         3,082         2,094
    Oil and natural gas .........................        1,811         1,056         3,486         1,349
                                                    ----------    ----------    ----------    ----------
                                                        21,016           772        30,494         9,031
    Corporate and other .........................       (1,863)       (7,363)       (1,497)       (9,194)
    Interest income .............................          285           268           545           493
    Interest expense ............................          (76)          (94)         (148)         (205)
    Other .......................................           77             8            85            25
                                                    ----------    ----------    ----------    ----------
Income (loss) before income taxes and
    cumulative effect of change in accounting
    principle ...................................   $   19,439    $   (6,409)   $   29,479    $      150
                                                    ==========    ==========    ==========    ==========

                                                                                 JUNE 30,   DECEMBER 31,
                                                                                   2003         2002
                                                                                ----------  ------------
Identifiable assets:
    Drilling .............................................................      $  744,587   $  694,020
    Drilling and completion fluids........................................          32,511       34,687
    Pressure pumping......................................................          38,859       35,084
    Oil and natural gas...................................................          26,643       20,854
    Corporate and other (a) ..............................................         164,108      157,864
                                                                                ----------   ----------
                                                                                $1,006,708   $  942,509
                                                                                ==========   ==========

----------

(a) Corporate assets primarily include cash on hand managed by the parent corporation and certain deferred federal income tax assets.

7. RECENTLY ISSUED ACCOUNTING STANDARDS

     The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations," ("SFAS No. 143") in June 2001. SFAS No. 143 addresses financial accounting requirements for retirement obligations associated with tangible long-lived assets. The Company adopted SFAS No. 143 in January 2003. As a result, a charge of $469,000 (net of tax) was recorded as a cumulative effect of a change in accounting principle for the quarter ended March 31, 2003. The change relates to the cost associated with the future abandonment of oil and natural gas properties. The related effect to basic and

                   PATTERSON-UTI ENERGY, INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-
                                    CONTINUED

7. RECENTLY ISSUED ACCOUNTING STANDARDS - (CONTINUED)

diluted earnings per share as a result of the change in accounting principle was a decrease of $0.01 per share and $0.00 per share, respectively, for the six months ended June 30, 2003.

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

     The FASB issued Statement of Financial Accounting Standards No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities," ("SFAS No. 149") in April 2003. SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 149 is effective for existing contracts and new contracts entered into after June 30, 2003. The provisions of SFAS No. 149 are not expected to have a material impact on the Company's consolidated financial statements.

     The FASB issued Statement of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity," ("SFAS No. 150") in May 2003. SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003. The provisions of SFAS No. 150, which the Company adopted on June 1, 2003, did not have a material impact on the Company's consolidated financial statements.

     The FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements, Including Guarantees of Indebtedness of Others," ("FIN 45"), which the Company adopted effective January 1, 2003. FIN 45 requires that upon issuance of certain types of guarantees, a guarantor recognize and account for the fair value of the guarantee as a liability. FIN 45 contains exclusions to this requirement, including the exclusion of a parent's guarantee of its subsidiaries' debt to a third party. The adoption of FIN 45 had no material impact on the Company's consolidated financial position, results of operations or cash flows.

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

                   PATTERSON-UTI ENERGY, INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-
                                    CONTINUED

8. GOODWILL AND OTHER INTANGIBLE ASSETS

     Intangible assets consist primarily of goodwill and covenants-not-to-compete arising from business combinations. In accordance with Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," all of our intangible assets that have definite lives are being amortized on a straight-line basis over their estimated useful lives and goodwill is evaluated to determine if fair value of the asset has decreased below its carrying value. At December 31, 2002, we performed the annual goodwill evaluation and determined no adjustment to impair goodwill was necessary. Goodwill and other intangible assets as of June 30, 2003 and December 31, 2002 are as follows (in thousands):

                                           JUNE 30,   DECEMBER 31,
                                            2003          2002
                                         ----------   ------------

Goodwill .............................   $   69,860    $   69,860
Accumulated amortization .............      (19,661)      (19,661)
                                         ----------    ----------
Goodwill, net ........................       50,199        50,199
                                         ----------    ----------

Covenants-not-to-compete and other ...        1,956         1,956
Accumulated amortization .............         (928)         (842)
                                         ----------    ----------
Other intangible assets, net .........        1,028         1,114
                                         ----------    ----------
Intangible assets, net ...............   $   51,227    $   51,313
                                         ==========    ==========

     Change in the net carrying amount of goodwill for the six months ended June 30, 2003 is as follows (in thousands):

                                                DRILLING &
                                                COMPLETION
                                    DRILLING      FLUIDS       TOTAL
                                   ----------   ----------   ----------

Balance at December 31, 2002 ...   $   40,265   $    9,934   $   50,199
Changes to goodwill ............           --           --           --
                                   ----------   ----------   ----------
Balance at June 30, 2003 .......   $   40,265   $    9,934   $   50,199
                                   ==========   ==========   ==========

     Amortization expense for the three and six months ended June 30, 2003 and 2002 consists of the following (in thousands):

                                            THREE MONTHS ENDED         SIX MONTHS ENDED
                                                 JUNE 30,                  JUNE 30,
                                         -----------------------   -----------------------
                                            2003         2002         2003         2002
                                         ----------   ----------   ----------   ----------
Goodwill .............................   $       --   $       --   $       --   $       --
Covenants-not-to-compete and other ...           43           98           86          225
                                         ----------   ----------   ----------   ----------
                                         $       43   $       98   $       86   $      225
                                         ==========   ==========   ==========   ==========

     Our weighted average amortization period for other intangible assets is approximately 10 years. The following table shows the estimated amortization expense for these assets for each of the five succeeding fiscal years (in thousands):

                     2004 ...............   $    97
                     2005 ...............   $    97
                     2006 ...............   $    97
                     2007 ...............   $    97
                     2008 ...............   $    97

                   PATTERSON-UTI ENERGY, INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-
                                    CONTINUED

9. INVESTMENT IN EQUITY SECURITIES

     In 2002, the Company purchased 1,058,673 shares of the common stock of TMBR, $.10 par value per share, for an aggregate cash purchase price of $17.6 million, or $16.60 per share plus approximately $84,000 of additional costs incurred to acquire the shares. The Company owns approximately 19.4% of the outstanding shares of TMBR based on its shares outstanding as reported in TMBR's Annual Report on Form 10-K for the twelve-month period ended March 31, 2003.

     The accounting treatment of shares representing the Company's investment in the common stock of TMBR is affected by the Company's ability to sell shares within one year. As of June 30, 2003, the Company has restrictions on its ability to sell 131,994 of the TMBR shares within one year. These shares are reflected in the balance sheet at cost under the cost method of accounting in accordance with Accounting Principles Board Opinion No. 18, "The Equity Method of Accounting for Investment in Common Stock," ("APB 18"). The remaining 926,679 TMBR shares are not restricted from sale within one year. These shares are classified as Available-for-Sale and are reflected in the balance sheet at fair value in accordance with SFAS No. 115. Fair value is determined from publicly quoted market prices as of the balance sheet date. In accordance with SFAS No. 115, unrealized gains and losses recorded as a result of the adjustment to fair value are reflected directly in stockholders' equity.

     The following table summarizes the Company's unrealized gain on its investment in equity securities as of June 30, 2003 (in thousands, except share amounts):

                               COMMON                  UNREALIZED
                               SHARES        COST         GAIN        TOTAL
                             ----------   ----------   ----------   ----------
TMBR/Sharp Drilling, Inc.:
Cost method ..............      131,994   $    2,197   $       --   $    2,197
Available-for-Sale .......      926,679       15,484        1,992       17,476
                             ----------   ----------   ----------   ----------
                              1,058,673   $   17,681   $    1,992   $   19,673
                             ==========   ==========   ==========   ==========

     On May 26, 2003, the Company entered into a merger agreement with TMBR pursuant to which TMBR will merge with and into a wholly-owned subsidiary of the Company (see Note 2 of these Notes to Unaudited Condensed Consolidated Financial Statements).

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

     The Westfort lawsuit has been dismissed without prejudice. Westfort filed for bankruptcy in May of 2003. The Company continues to assert claims against Westfort, including the monies owed Patterson Petroleum LP under the letter agreement in the amount of approximately $5,075,000.

     In its lawsuit, Westfort alleged breach of contract, fraud, and negligence causes of action. Westfort sought alleged monetary damages, the return of shares of Westfort stock, unspecified damages from alleged lost profits, lost use of income stream, and additional operating expenses, along with alleged punitive damages to be determined by the jury, but not less than 25% of Patterson's net worth. The Company intends to vigorously contest these claims if reasserted by Westfort.

     We are also party to various legal proceedings arising in the normal course of our business. We do not believe that the outcome of these proceedings, either individually or in the aggregate, will have a material adverse effect on our financial condition.

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

      Property and equipment -- Property and equipment, including betterments which extend the useful life of the asset, are stated at cost. Maintenance and repairs are charged to expense when incurred. We provide for the depreciation of our property and equipment using the straight-line method over the estimated useful lives. No provision for salvage value is considered in determining depreciation of our property and equipment. We review our assets, including intangible assets, for impairment when events or changes in circumstances indicate that the carrying values of certain assets either exceed their respective fair values or may not be recovered over their estimated remaining useful lives. Provisions for asset impairment are charged to income when estimated future cash flows, on an undiscounted basis, are less than the asset's net book value. Impairment charges are recorded based on discounted cash flows. There were no impairment charges during the periods ended June 30, 2003 or 2002.

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

LIQUIDITY AND CAPITAL RESOURCES

     As of June 30, 2003, we had working capital of approximately $171.9 million including cash and cash equivalents of $87.5 million. For the six months ended June 30, 2003, our significant sources of cash flow were:

      o    $77.4 million provided by operations,

      o    $9.5 million from the exercise of stock options and warrants, and

      o    $1.9 million from the sale of certain property and equipment.

     Correspondingly, we used approximately $32.8 million to acquire 16 land-based drilling rigs and other related equipment (see Note 2 of Notes to Unaudited Condensed Consolidated Financial Statements included as part of Item 1 to this report) and approximately $51.7 million:

      o to make capital expenditures for the betterment and refurbishment of our drilling rigs,

      o    for the acquisition and procurement of drilling equipment,

      o to fund capital expenditures for our drilling and completion fluids and pressure pumping divisions, and

      o to fund leasehold acquisition and exploration and development of oil and natural gas properties.

     In January 2003, the Company acquired four land-based drilling rigs and related equipment from SEI Drilling Company for $6.0 million in cash. The purchase price was allocated among the assets acquired based on their estimated fair values.

     In February 2003, the Company acquired three land-based drilling rigs, a yard, and other related equipment from Mesa Drilling, Inc. and related entities for $10.5 million in cash. The purchase price was allocated among the assets acquired based on their estimated fair values.

     In April 2003, the Company acquired two land-based drilling rigs for $3.9 million in cash. The purchase price was allocated among the assets acquired based on their estimated fair values.

     In May 2003, the Company completed the acquisition of seven land-based drilling rigs and related equipment from Hexadyne Drilling Corporation for $10.1 million in cash. The purchase price was allocated among the assets acquired based on their estimated fair values.

     On May 26, 2003, the Company, Patterson-UTI Acquisition, LLC, a Texas limited liability company and wholly-owned subsidiary of the Company ("Sub"), and TMBR/Sharp Drilling, Inc., a Texas corporation ("TMBR"), entered into an Agreement and Plan of Merger (the "Merger Agreement") pursuant to which, upon the satisfaction and completion of the conditions to the merger contained in the Merger Agreement, including approval of the Merger Agreement by at least two-thirds of the shareholders of TMBR, TMBR will merge with and into Sub with Sub being the surviving company. If the merger is completed, each issued and outstanding share of common stock, $.10 par value per share, of TMBR not owned directly or indirectly by the Company or TMBR or held by TMBR shareholders who validly exercise their dissenters' rights under Texas law, will be converted into the right to receive $9.09 in cash from the Company and 0.312166 of a share of common stock, $0.01 par value per share, of the Company (the "Company Common Stock"), for a total of approximately $45.6 million in cash and approximately
1.57 million shares of Company Common Stock. The Company currently intends to pay the cash portion of the merger consideration to TMBR shareholders out of funds available on hand and existing financing facilities. Subsequent to the close of the acquisition, Patterson will consolidate 100% of the operations of TMBR in its statement of operations.

     In addition to the above mentioned acquisitions, the Company spent approximately $2.3 million on other acquisitions and costs associated with the acquisitions completed during the six months ended June 30, 2003.

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

COMMITMENTS, CONTINGENCIES AND OTHER MATTERS

     The Company maintains letters of credit in the aggregate amount of $31.0 million for the benefit of various insurance companies as collateral for retrospective premiums and retained losses which could become payable under the terms of the underlying insurance contracts. These letters of credit expire variously during each calendar year. No amounts have been drawn under the letters of credit.

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

     The Westfort lawsuit has been dismissed without prejudice. Westfort filed for bankruptcy in May of 2003. The Company continues to assert claims against Westfort including the monies owed Patterson Petroleum LP under the letter agreement in the amount of approximately $5,075,000.

     In its lawsuit, Westfort alleged breach of contract, fraud, and negligence causes of action. Westfort sought alleged monetary damages, the return of shares of Westfort stock, unspecified damages from alleged lost profits, lost use of income stream, and additional operating expenses, along with alleged punitive damages to be determined by the jury, but not less than 25% of Patterson's net worth. The Company intends to vigorously contest these claims if reasserted by Westfort.

     We are also party to various legal proceedings arising in the normal course of our business. We do not believe that the outcome of these proceedings, either individually or in the aggregate, will have a material adverse effect on our financial condition.

RESULTS OF OPERATIONS

The following tables summarize operations by business segment for the three months ended June 30, 2003 and 2002:

CONTRACT DRILLING                                        2003          2002            % CHANGE
-----------------                                     ----------    ----------         --------
                                                       (DOLLARS IN THOUSANDS)
Revenues ..........................................   $  163,951    $   98,461           66.5%
Direct operating costs ............................   $  124,309    $   78,323           58.7%
Selling, general and administrative ...............   $    1,094    $      974           12.3%
Depreciation and amortization .....................   $   20,977    $   20,084            4.4%
Operating income ..................................   $   17,571    $     (920)           N/A%
Operating days ....................................       17,742        10,846           63.6%
Average revenue per operating day .................   $     9.24    $     9.08            1.8%
Average direct operating cost per operating day ...   $     7.01    $     7.22           (2.9)%
Average margin per operating day ..................   $     2.23    $     1.86           19.9%
Number of owned rigs at end of period .............          340           324            4.9%
Average number of rigs owned during period ........          334           324            3.1%
Average rigs operating ............................          195           119           63.9%
Rig utilization percentage ........................           58%           37%          56.8%
Capital expenditures ..............................   $   27,400    $   16,599           65.1%

     Our rig count increased from 119 average rigs operating during the second quarter of 2002 to 195 average rigs operating in 2003 primarily as a result of higher natural gas prices. Average natural gas prices increased from $3.41 per Mcf in the second quarter of 2002 to $5.70 per Mcf in the second quarter of 2003.

     Increased operating results in 2003 were reflective of increased demand for our contract drilling services as evidenced by increases in the number of operating days and average rig utilization. Increased revenues and direct operating costs are attributable to increases in demand as noted above. Decreased operating costs per day resulted primarily from efficiencies in payroll expenses. Payroll expenses were high on a per day basis in 2002 as experienced field personnel were retained despite the low level of rig utilization.

DRILLING AND COMPLETION FLUIDS                 2003          2002          % CHANGE
------------------------------              ----------    ----------      ---------
                                             (DOLLARS IN THOUSANDS)
Revenues ................................   $   16,003    $   16,189         (1.1)%
Direct operating costs ..................   $   13,922    $   13,849          0.5%
Selling, general and administrative .....   $    1,771    $    1,761          0.6%
Depreciation and amortization ...........   $      573    $      556          3.1%
Operating loss ..........................   $     (263)   $       23          N/A%
Total jobs ..............................          515           352         46.3%
Average revenue per job .................   $    31.07    $    45.99        (32.4)%
Average costs per job ...................   $    27.03    $    39.34        (31.3)%
Average margin per job ..................   $     4.04    $     6.65        (39.2)%
Capital expenditures ....................   $      146    $      278        (47.5)%

     Decreases in revenues despite a significant increase in total jobs for our drilling and completion fluids operations resulted from work on significantly smaller jobs in the 2003 quarter compared to the 2002 quarter. This is further evidenced by the reduced average revenue and costs per job for the 2003 quarter compared to the 2002 quarter. The slow-down of activity in the Gulf of Mexico was largely attributable to this shift in job mix for our drilling and completion fluids operations.

PRESSURE PUMPING                               2003         2002        % CHANGE
----------------                            ----------   ----------     --------
                                             (DOLLARS IN THOUSANDS)
Revenues ................................   $    9,800   $    6,614       48.2%
Direct operating costs ..................   $    5,800   $    4,352       33.3%
Selling, general and administrative .....   $    1,245   $      980       27.0%
Depreciation ............................   $      858   $      669       28.3%
Operating income ........................   $    1,897   $      613      209.5%
Total jobs ..............................        1,246          777       60.4%
Average revenue per job .................   $     7.87   $     8.51       (7.5)%
Average costs per job ...................   $     4.65   $     5.60      (17.0)%
Average margin per job ..................   $     3.22   $     2.91       10.7%
Capital expenditures ....................   $    2,406   $    1,438       67.3%

     The increases in revenues and expenses for our pressure pumping operations were attributable to improved industry conditions, as discussed in Contract Drilling above, and expansion of our pressure pumping services into the Appalachian regions of Kentucky and West Virginia. This expansion also resulted in increased depreciation and capital expenditures in the 2003 quarter compared to the 2002 quarter. Selling, general and administrative expense increased as a result of the expansion in operations as well as increased payroll and related expenses during the second quarter of 2003. The decrease in average revenue per job was attributable to changes in our job mix as well as a more competitive pricing environment in the industry. Operating costs per job decreased as a result of the changes in our job mix, as well as an approximate 60% increase in total jobs and a portion of our operating costs being fixed in nature.

OIL AND NATURAL GAS PRODUCTION AND EXPLORATION      2003         2002       % CHANGE
----------------------------------------------   ----------   ----------    --------
                                                      (IN THOUSANDS)
Revenues .....................................   $    5,870   $    4,099       43.2%
Direct operating costs .......................   $    1,292   $    1,016       27.2%
Selling, general and administrative ..........   $      350   $      394      (11.2)%
Depreciation and depletion ...................   $    2,417   $    1,633       48.0%
Operating income .............................   $    1,811   $    1,056       71.5%
Capital expenditures .........................   $    2,166   $    1,385       56.4%
Average net daily oil production (Bbls) ......          797          865       (7.9)%
Average net daily gas production (Mcf) .......        6,469        5,947        8.8%
Average oil sales price (per Bbl) ............   $    29.27   $    25.19       16.2%
Average gas sales price (per Mcf) ............   $     5.52   $     2.78       98.6%

     Increased revenues and operating income are primarily attributable to increased prices received from sales of oil and natural gas as well as marginal increases in production.

CORPORATE AND OTHER                               2003          2002          % CHANGE
-------------------                            ----------    ----------       --------
                                                    (IN THOUSANDS)
Selling, general and administrative ........   $    2,353    $    2,501         (5.9)%
Bad debt expense ...........................   $       82    $       30        173.3%
Depreciation, depletion and amortization ...   $      148    $      148          0.0%
Other ......................................   $     (720)   $    4,684         N/A%

     In the second quarter of 2002, Other reflects a $4.7 million charge due to the financial failure of a workers' compensation insurance carrier we used from 1992 until March of 2001.

The following tables summarize operations by business segment for the six months ended June 30, 2003 and 2002:

CONTRACT DRILLING                                        2003          2002        % CHANGE
-----------------                                     ----------    ----------     --------
                                                       (DOLLARS IN THOUSANDS)
Revenues ..........................................   $  299,532    $  200,401        49.5%
Direct operating costs ............................   $  230,737    $  151,755        52.0%
Selling, general and administrative ...............   $    2,229    $    2,157         3.3%
Depreciation and amortization .....................   $   41,483    $   40,082         3.5%
Operating income ..................................   $   25,083    $    6,407       291.5%
Operating days ....................................       33,611        21,396        57.1%
Average revenue per operating day .................   $     8.91    $     9.36        (4.8)%
Average direct operating cost per operating day ...   $     6.87    $     7.09        (3.1)%
Average margin per operating day ..................   $     2.04    $     2.27       (10.1)%
Number of owned rigs at end of period .............          340           324         4.9%
Average number of rigs owned during period ........          331           322         2.8%
Average rigs operating ............................          186           118        57.6%
Rig utilization percentage ........................           56%           37%       51.4%
Capital expenditures ..............................   $   40,939    $   38,266         7.0%

     Our rig count increased from 118 average rigs operating during the first six months of 2002 to 186 average rigs operating in 2003 primarily as a result of higher natural gas prices. Average natural gas prices increased from $2.99 per Mcf in the first six months of 2002 to $5.80 per Mcf in the first six months of 2003.

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

DRILLING AND COMPLETION FLUIDS                 2003          2002          % CHANGE
------------------------------              ----------    ----------       --------
                                             (DOLLARS IN THOUSANDS)
Revenues ................................   $   31,851    $   32,335          (1.5)%
Direct operating costs ..................   $   28,303    $   28,572          (0.9)%
Selling, general and administrative .....   $    3,548    $    3,488           1.7%
Depreciation and amortization ...........   $    1,157    $    1,094           5.8%
Operating loss ..........................   $   (1,157)   $     (819)          N/A%
Total jobs ..............................        1,001           673          48.7%
Average revenue per job .................   $    31.82    $    48.05         (33.8)%
Average costs per job ...................   $    28.27    $    42.45         (33.4)%
Average margin per job ..................   $     3.55    $     5.60         (36.6)%
Capital expenditures ....................   $      277    $      941         (70.6)%

     Decreases in revenues and expenses despite a significant increase in total jobs for our drilling and completion fluids operations resulted from work on significantly smaller jobs in the 2003 period compared to the 2002 period.

This is further evidenced by the reduced average revenue and costs per job for the 2003 period compared to the 2002 period. The continued slow-down of activity in the Gulf of Mexico was largely attributable to this shift in job mix for our drilling and completion fluids operations.

PRESSURE PUMPING                               2003         2002        % CHANGE
----------------                            ----------   ----------     --------
                                             (DOLLARS IN THOUSANDS)
Revenues ................................   $   18,311   $   14,042       30.4%
Direct operating costs ..................   $   10,806   $    8,509       27.0%
Selling, general and administrative .....   $    2,756   $    2,161       27.5%
Depreciation ............................   $    1,667   $    1,278       30.4%
Operating income ........................   $    3,082   $    2,094       47.2%
Total jobs ..............................        2,307        1,616       42.8%
Average revenue per job .................   $     7.94   $     8.69       (8.6)%
Average costs per job ...................   $     4.68   $     5.27      (11.2)%
Average margin per job ..................   $     3.26   $     3.42       (4.7)%
Capital expenditures ....................   $    6,119   $    2,374      157.8%

     The increases in revenues and expenses for our pressure pumping operations were attributable to improved industry conditions, as discussed in Contract Drilling above, and expansion of our pressure pumping services into the Appalachian regions of Kentucky and West Virginia. This expansion also resulted in increased depreciation and capital expenditures in 2003 compared to 2002. Selling, general and administrative expense increased as a result of the expansion in operations as well as increased payroll and related expenses during the second quarter of 2003. The decrease in average revenue per job was attributable to changes in our job mix as well as a more competitive pricing environment in the industry. Operating costs per job decreased as a result of the changes in our job mix, as well as an approximate 43% increase in total jobs and a portion of our operating costs being fixed in nature.

OIL AND NATURAL GAS PRODUCTION AND EXPLORATION      2003         2002        % CHANGE
----------------------------------------------   ----------   ----------     --------
                                                      (IN THOUSANDS)
Revenues .....................................   $   11,169   $    6,808       64.1%
Direct operating costs .......................   $    2,371   $    1,996       18.8%
Selling, general and administrative ..........   $      732   $      847      (13.6)%
Depreciation and depletion ...................   $    4,580   $    2,616       75.1%
Operating income .............................   $    3,486   $    1,349      158.4%
Capital expenditures .........................   $    4,316   $    4,427       (2.5)%
Average net daily oil production (Bbls) ......          776          796       (2.5)%
Average net daily gas production (Mcf) .......        5,943        5,811        2.3%
Average oil sales price (per Bbl) ............   $    31.36   $    22.71       38.1%
Average gas sales price (per Mcf) ............   $     5.35   $     2.50      114.0%

     Increased revenues and operating income are primarily attributable to increased prices received from sales of oil and natural gas as well as marginal increases in production.

CORPORATE AND OTHER                               2003          2002        % CHANGE
-------------------                            ----------    ----------     --------
                                                    (IN THOUSANDS)
Selling, general and administrative ........   $    4,442    $    4,300        3.3%
Bad debt expense ...........................   $      162    $       30      440.0%
Depreciation, depletion and amortization ...   $      222    $      222        0.0%
Other ......................................   $   (3,329)   $    4,642        N/A%

     In 2003, Other primarily reflects a payment received in the first quarter of 2003 of approximately $2.5 million as settlement for contract drilling services previously provided in Mexico by Norton Drilling Company Mexico, Inc., a wholly-owned subsidiary. The underlying accounts receivable balance had been reserved as uncollectible at the time of the Company's acquisition of Norton Drilling Company Mexico, Inc. in 1999. In 2002, Other primarily reflects a $4.7 million charge taken in the second quarter of 2002 due to the financial failure of a workers' compensation insurance carrier we used from 1992 until March 2001.

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

     Over the last 10 years, the contract drilling business has experienced increased demand for drilling services from 1995 through most of 1997 and from mid-1999 through the second quarter of 2001. Generally, there have been substantially more drilling rigs available than necessary to meet demand in most operational and geographic segments of the North American land drilling industry. As a result, drilling contractors have had difficulty sustaining profit margins.

IMPACT OF INFLATION

     We believe that inflation will not have a significant near-term impact on our financial position.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We currently have no significant exposure to interest rate market risk because we have no outstanding balance under our credit facility. Should we incur a balance in the future, we would have exposure associated with the floating rate of the interest charged on that balance. The revolving credit facility calls for periodic interest payments at a floating rate ranging from LIBOR plus 1.75% to 2.75%. The applicable rate above LIBOR (1.75% at June 30,
2003) is based upon our trailing twelve-month EBITDA (earnings before interest expense, income taxes, and depreciation, depletion, and amortization expense). Our exposure to interest rate risk due to changes in LIBOR is not expected to be material.

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

                                   ----------

                           PART II - OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         On April 30, 2003, the Company held its Annual Meeting of Stockholders. At the meeting, the stockholders voted on the following matters:

         1. The election of nine persons to serve as directors of the Company.

         2. An amendment to the Company's Amended and Restated 1997 Long-Term Incentive Plan to increase the number of shares available for issuance under such plan.

         3. An amendment to the Company's Amended and Restated Non-Employee Director Stock Option Plan to increase the number of options that would be issued to new directors and the number of options that would be issued to directors annually.

         4. Ratification of the appointment of PricewaterhouseCoopers LLP as the independent accountants of the Company for the fiscal year ending December 31, 2003.

         The nine nominees to the Board of Directors of the Company were elected at the meeting, and the other proposals received the affirmative vote required for approval. The number of votes cast for, against or withheld, as well as the number of abstentions and broker non-votes, were as follows:

                                                          Votes For                 Votes Withheld
                                                          ---------                 --------------

1.         Election of Directors
           Mark S. Siegel                                58,945,299                   10,873,995
           Cloyce A. Talbott                             59,117,573                   10,701,721
           A. Glenn Patterson                            59,112,683                   10,706,611
           Kenneth N. Berns                              59,110,963                   10,708,331
           Robert C. Gist                                68,969,619                      849,675
           Curtis W. Huff                                68,985,843                      833,451
           Terry H. Hunt                                 68,985,455                      833,839
           Kenneth R. Peak                               68,971,628                      847,666
           Nadine C. Smith                               68,978,047                      841,247

                                                                                               Broker
                                              Votes For     Votes Against    Abstentions     Non-votes
                                              ---------     -------------    -----------     ---------
2.         Amendment to the Company's
           Amended and Restated 1997
           Long-Term Incentive Plan          57,567,192       11,773,302       478,800           0

                                                                                               Broker
                                              Votes For     Votes Against    Abstentions     Non-votes
                                              ---------     -------------    -----------     ---------
3.         Amendment to the Company's
           Amended and Restated
           Non-Employee Director Stock
           Option Plan                       67,054,913        2,285,276       479,105           0

                                                                                               Broker
                                              Votes For     Votes Against    Abstentions     Non-votes
                                              ---------     -------------    -----------     ---------
4.         Ratification of
           PricewaterhouseCoopers LLP as
           the Company's Independent
           Accountants                       67,512,386       2,305,170          1,738           0

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

2.4 Agreement and Plan of Merger, dated as of May 26, 2003, by and among Patterson-UTI Energy, Inc., Patterson-UTI Acquisition, LLC and TMBR/Sharp Drilling, Inc.(4)

3.1      Restated Certificate of Incorporation, as amended.

3.2      Amended and Restated Bylaws.(5)

4.1 Rights Agreement dated January 2, 1997, between Patterson Energy, Inc. and Continental Stock Transfer & Trust Company.(6)

4.2      Amendment to Rights Agreement dated as of October 23, 2001.(7)

4.3      Restated Certificate of Incorporation, as amended (see Exhibit 3.1).

4.4 Registration Rights Agreement with Bear, Stearns and Co. Inc., dated March 25, 1994, as assigned to REMY Capital Partners III, L.P.(5)

4.5      Patterson-UTI Energy, Inc. 1993 Stock Incentive Plan, as amended.(8)*

4.6 Patterson-UTI Energy, Inc. Non-Employee Directors' Stock Option Plan, as amended.(9)*

4.7 Patterson-UTI Energy, Inc. Amended and Restated 1997 Long-Term Incentive Plan.*

4.8 Amended and Restated Patterson-UTI Energy, Inc. Non-Employee Director Stock Option Plan.*

4.9 Amended and Restated Patterson-UTI Energy, Inc. 1996 Employee Stock Option Plan.(10)*

4.10     1997 Stock Option Plan of DSI Industries, Inc.(11)*

4.11 Stock Option Agreement dated July 20, 2001 between Patterson-UTI Energy, Inc. and Kenneth R. Peak (a non-employee director of Patterson-UTI Energy, Inc.).(5)*

10.1 For additional material contracts, see Exhibits 4.1, 4.2 and 4.4 through 4.11.

10.2     Amended and Restated Loan and Security Agreement, dated July 26,
         2002.(8)

10.3     Revolving Loan Promissory Note, dated July 26, 2002.(12)

10.4     Amended and Restated Guaranty Agreement, dated July 26, 2002.(12)

10.5     Amended and Restated Pledge Agreement, dated July 26, 2002.(12)

10.6     Model Form Operating Agreement.(13)

10.7     Form of Drilling Bid Proposal and Footage Drilling Contract.(13)

10.8     Form of Turnkey Drilling Agreement.(13)

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

----------

    (1) Incorporated herein by reference to Item 6, "Exhibits and Reports on Form 8-K" to Form 10-Q for the quarterly period ended March 31, 2002.

    (2) Incorporated herein by reference to Item 7, "Material to be Filed as Exhibits" to Amendment No. 1 to Schedule 13D filed on October 31, 2002.

    (3) Incorporated herein by reference to Item 6, "Exhibits and Reports on Form 8-K" to Form 10-Q for the quarterly period ended June 30, 2002.

    (4) Incorporated herein by reference to Exhibit 2.1 to Form 8-K of TMBR/Sharp Drilling, Inc. filed on May 27, 2003.

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

    (8) Incorporated herein by reference to Item 8, "Exhibits" to Registration Statement on Form S-8 (File No. 33-39471) filed on March 13, 1998.

    (9) Incorporated herein by reference to Item 8, "Exhibits" to Registration Statement on Form S-8 (File No. 33-39471) filed on November 4, 1997.

    (10) Incorporated herein by reference to Item 8, "Exhibits" to Post-Effective Amendment No. 1 to Registration Statement on Form S-8 (File No. 333-60466) filed on July 25, 2001.

    (11) Incorporated herein by reference to Item 8, "Exhibits" to Post-Effective Amendment No. 1 to Registration Statement on Form S-8 (File No. 333-60470) filed on July 25, 2001.

    (12) Incorporated herein by reference to Item 6, "Exhibits and Reports on Form 8-K" to Form 10-Q for the quarterly period ended June 30, 2001, filed on August 1, 2001.

    (13) Incorporated by reference to Item 27, "Exhibits" to Registration Statement on Form SB-2 (File No. 33-68058-FW) filed on August 30, 1993.

    *    Management Contract or Compensatory Plan identified as required by
         Item 15(a)(3) of Form 10-K.

    (b)  Reports on Form 8-K.

         (1) On May 1, 2003, the Company furnished a Current Report on Form 8-K, dated April 30, 2003, furnishing the Company's public announcement of its first quarter 2003 results from operations, including the Condensed Consolidated Statements of Income and Additional Financial and Operating Data.

         (2) On May 27, 2003, the Company filed a Current Report on Form 8-K, dated may 26, 2003, announcing the Company's definitive merger agreement with TMBR/Sharp Drilling, Inc.

         SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   PATTERSON-UTI ENERGY, INC.


                                   By: /s/ Cloyce A. Talbott
                                       ------------------------------
                                       Cloyce A. Talbott
                                       Chief Executive Officer


                                   By: /s/ Jonathan D. Nelson
                                       ------------------------------
                                       Jonathan D. Nelson
                                       Vice President, Chief Financial Officer,
                                       Secretary and Treasurer

DATED: July 28, 2003

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



Date:  July 28, 2003


                                                   /s/ Cloyce A. Talbott
                                                   ----------------------------
                                                   Cloyce A. Talbott
                                                   Chief Executive Officer

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


Date: July 28, 2003


                                       /s/ Jonathan D. Nelson
                                       ----------------------
                                       Jonathan D. Nelson
                                       Vice President, Chief Financial Officer,
                                       Secretary and Treasurer

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

2.4 Agreement and Plan of Merger, dated as of May 26, 2003, by and among Patterson-UTI Energy, Inc., Patterson-UTI Acquisition, LLC and TMBR/Sharp Drilling, Inc.(4)

3.1      Restated Certificate of Incorporation, as amended.

3.2      Amended and Restated Bylaws.(5)

4.1 Rights Agreement dated January 2, 1997, between Patterson Energy, Inc. and Continental Stock Transfer & Trust Company.(6)

4.2      Amendment to Rights Agreement dated as of October 23, 2001.(7)

4.3      Restated Certificate of Incorporation, as amended (see Exhibit 3.1).

4.4 Registration Rights Agreement with Bear, Stearns and Co. Inc., dated March 25, 1994, as assigned to REMY Capital Partners III, L.P.(5)

4.5      Patterson-UTI Energy, Inc. 1993 Stock Incentive Plan, as amended.(8)*

4.6 Patterson-UTI Energy, Inc. Non-Employee Directors' Stock Option Plan, as amended.(9)*

4.7 Patterson-UTI Energy, Inc. Amended and Restated 1997 Long-Term Incentive Plan.*

4.8 Amended and Restated Patterson-UTI Energy, Inc. Non-Employee Director Stock Option Plan.*

4.9 Amended and Restated Patterson-UTI Energy, Inc. 1996 Employee Stock Option Plan.(10)*

4.10     1997 Stock Option Plan of DSI Industries, Inc.(11)*

4.11 Stock Option Agreement dated July 20, 2001 between Patterson-UTI Energy, Inc. and Kenneth R. Peak (a non-employee director of Patterson-UTI Energy, Inc.).(5)*

10.1 For additional material contracts, see Exhibits 4.1, 4.2 and 4.4 through 4.11.

10.2     Amended and Restated Loan and Security Agreement, dated July 26,
         2002.(8)

10.3     Revolving Loan Promissory Note, dated July 26, 2002.(12)

10.4     Amended and Restated Guaranty Agreement, dated July 26, 2002.(12)

10.5     Amended and Restated Pledge Agreement, dated July 26, 2002.(12)

10.6     Model Form Operating Agreement.(13)

10.7     Form of Drilling Bid Proposal and Footage Drilling Contract.(13)

10.8     Form of Turnkey Drilling Agreement.(13)

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

----------

    (1) Incorporated herein by reference to Item 6, "Exhibits and Reports on Form 8-K" to Form 10-Q for the quarterly period ended March 31, 2002.

    (2) Incorporated herein by reference to Item 7, "Material to be Filed as Exhibits" to Amendment No. 1 to Schedule 13D filed on October 31, 2002.

    (3) Incorporated herein by reference to Item 6, "Exhibits and Reports on Form 8-K" to Form 10-Q for the quarterly period ended June 30, 2002.

    (4) Incorporated herein by reference to Exhibit 2.1 to Form 8-K of TMBR/Sharp Drilling, Inc. filed on May 27, 2003.

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

    (8) Incorporated herein by reference to Item 8, "Exhibits" to Registration Statement on Form S-8 (File No. 33-39471) filed on March 13, 1998.

    (9) Incorporated herein by reference to Item 8, "Exhibits" to Registration Statement on Form S-8 (File No. 33-39471) filed on November 4, 1997.

    (10) Incorporated herein by reference to Item 8, "Exhibits" to Post-Effective Amendment No. 1 to Registration Statement on Form S-8 (file No. 333-60466) filed on July 25, 2001.

    (11) Incorporated herein by reference to Item 8, "Exhibits" to Post-Effective Amendment No. 1 to Registration Statement on Form S-8 (file No. 333-60470) filed on July 25, 2001.

    (12) Incorporated herein by reference to Item 6, "Exhibits and Reports on Form 8-K" to Form 10-Q for the quarterly period ended June 30, 2001, filed on August 1, 2001.

    (13) Incorporated by reference to Item 27, "Exhibits" to Registration Statement on Form SB-2 (File No. 33-68058-FW) filed on August 30, 1993.

    *    Management Contract or Compensatory Plan identified as required by
         Item 15(a)(3) of Form 10-K.