Form 10-Q
period 2003-09-30
PATTERSON UTI ENERGY INC
filed 2003-11-14
CIK 889900

--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

     [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended September 30, 2003

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

                                 Yes [x] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 80,922,396 shares of common stock, $0.01 par value, as of November 13, 2003

--------------------------------------------------------------------------------

                   PATTERSON-UTI ENERGY, INC. AND SUBSIDIARIES

                                TABLE OF CONTENTS

                                                                                                                       PAGE
                                                                                                                       ----
PART I - Financial Information

      ITEM 1.  Financial Statements

               Unaudited condensed consolidated balance sheets.......................................................    3

               Unaudited condensed consolidated statements of income.................................................    4

               Unaudited condensed consolidated statement of changes in stockholders' equity.........................    5

               Unaudited condensed consolidated statements of changes in cash flows..................................    6

               Notes to unaudited condensed consolidated financial statements........................................    7

      ITEM 2.  Management's Discussion and Analysis of Financial Condition and
               Results of Operations.................................................................................    14

      ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk............................................    21

      ITEM 4.  Controls and Procedures...............................................................................    22

Forward Looking Statements and Cautionary Statements for Purposes of the "Safe Harbor"
      Provisions of the Private Securities Litigation Reform Act of 1995.............................................    23

PART II - Other Information

      ITEM 6.  Exhibits and Reports on Form 8-K......................................................................    24

Signatures...........................................................................................................    25

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

         THE FOLLOWING UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS INCLUDE ALL ADJUSTMENTS WHICH, IN THE OPINION OF MANAGEMENT, ARE NECESSARY IN ORDER TO MAKE SUCH FINANCIAL STATEMENTS NOT MISLEADING.

                   PATTERSON-UTI ENERGY, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                        (in thousands, except share data)

                                                                                             SEPTEMBER 30,     DECEMBER 31,
                                                                                                 2003             2002
                                                                                             -------------    -------------
                                          ASSETS
Current assets:
    Cash and cash equivalents ............................................................   $     111,317    $      82,154
    Accounts receivable, net of allowance for doubtful accounts of $2,632 at
       September 30, 2003 and $3,144 at December 31, 2002 ................................         141,066           99,014
    Federal and state income taxes receivable, net .......................................              --           24,719
    Inventory ............................................................................          15,989           15,323
    Deferred tax assets ..................................................................          19,350           15,290
    Other ................................................................................           5,418            6,515
                                                                                             -------------    -------------
         Total current assets ............................................................         293,140          243,015
Property and equipment, at cost, net .....................................................         675,625          627,734
Goodwill and other intangible assets, net ................................................          51,203           51,313
Investment in equity securities ..........................................................          18,371           17,707
Other ....................................................................................           2,508            2,740
                                                                                             -------------    -------------
         Total assets ....................................................................   $   1,040,847    $     942,509
                                                                                             =============    =============

                              LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable:
        Trade ............................................................................   $      40,008    $      30,618
        Accrued revenue distributions ....................................................           8,897            6,266
        Other ............................................................................           2,812            2,755
    Federal and state income taxes payable, net ..........................................           6,796               --
    Accrued expenses .....................................................................          52,565           35,513
                                                                                             -------------    -------------
         Total current liabilities .......................................................         111,078           75,152
Deferred tax liabilities .................................................................         130,839          127,006
Other ....................................................................................           3,775            2,795
                                                                                             -------------    -------------
         Total liabilities ...............................................................         245,692          204,953
                                                                                             -------------    -------------

Commitments and contingencies ............................................................              --               --
Stockholders' equity:
    Preferred stock, par value $.01; authorized 1,000,000 shares, no shares issued .......              --               --
    Common stock, par value $.01; authorized 200,000,000 shares with 82,419,918 and 81,576,674 issued and 80,913,370 and 80,070,126 outstanding at
         September 30, 2003 and December 31, 2002, respectively ..........................             824              816
    Additional paid-in capital ...........................................................         504,776          489,201
    Retained earnings ....................................................................         295,924          261,003
    Accumulated other comprehensive income (loss) ........................................           5,286           (1,809)
    Treasury stock, at cost, 1,506,548 shares ............................................         (11,655)         (11,655)
                                                                                             -------------    -------------
         Total stockholders' equity ......................................................         795,155          737,556
                                                                                             -------------    -------------
         Total liabilities and stockholders' equity ......................................   $   1,040,847    $     942,509
                                                                                             =============    =============

    The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                   PATTERSON-UTI ENERGY, INC. AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                    (in thousands, except per share amounts)

                                                               THREE MONTHS ENDED         NINE MONTHS ENDED
                                                                  SEPTEMBER 30,             SEPTEMBER 30,
                                                             ----------------------    ----------------------
                                                               2003         2002         2003          2002
                                                             ---------    ---------    ---------    ---------
Operating revenues:
    Drilling .............................................   $ 169,077    $ 100,267    $ 468,609    $ 300,668
    Drilling and completion fluids .......................      19,580       19,714       51,431       52,049
    Pressure pumping .....................................      13,198        9,649       31,509       23,691
    Oil and natural gas ..................................       5,160        3,865       16,329       10,673
                                                             ---------    ---------    ---------    ---------
                                                               207,015      133,495      567,878      387,081
                                                             ---------    ---------    ---------    ---------
Operating costs and expenses:
    Drilling .............................................     123,156       80,374      353,893      232,129
    Drilling and completion fluids .......................      17,180       16,393       45,483       44,965
    Pressure pumping .....................................       7,226        5,618       18,032       14,127
    Oil and natural gas ..................................       1,138          989        3,509        2,985
    Depreciation, depletion and amortization .............      24,716       23,178       73,825       68,470
    General and administrative ...........................       6,853        6,186       20,560       19,139
    Bad debt expense .....................................          97          165          259          195
    Restructuring and other charges ......................          --           --       (2,452)       4,700
    Other (income) expense ...............................        (705)         (91)      (1,582)       (149)
                                                             ---------    ---------    ---------    ---------
                                                               179,661      132,812      511,527      386,561
                                                             ---------    ---------    ---------    ---------
Operating income .........................................      27,354          683       56,351          520
                                                             ---------    ---------    ---------    ---------
Other income (expense):
    Interest income ......................................         263          261          808          754
    Interest expense .....................................         (68)         (93)        (216)        (298)
    Other ................................................          52         (135)         137         (110)
                                                             ---------    ---------    ---------    ---------
                                                                   247           33          729          346
                                                             ---------    ---------    ---------    ---------
Income before income taxes and cumulative
    effect of change in accounting principle .............      27,601          716       57,080          866
                                                             ---------    ---------    ---------    ---------
Income tax expense (benefit):
    Current ..............................................       8,610       (9,868)      22,372      (21,219)
    Deferred .............................................       1,878       10,335         (682)      21,746
                                                             ---------    ---------    ---------    ---------
                                                                10,488          467       21,690          527
                                                             ---------    ---------    ---------    ---------
Income before cumulative effect of change in
    accounting principle .................................      17,113          249       35,390          339
Cumulative effect of change in accounting
    principle, net of related income tax benefit of
    approximately $287 ...................................          --           --         (469)          --
                                                             ---------    ---------    ---------    ---------
Net income ...............................................   $  17,113    $     249    $  34,921    $     339
                                                             =========    =========    =========    =========
Net income per common share:
    Basic:
        Income before cumulative effect of
            change in accounting principle ...............   $    0.21    $    0.00    $    0.44    $    0.00
        Cumulative effect of change in accounting
            principle ....................................          --           --        (0.01)          --
                                                             ---------    ---------    ---------    ---------
        Net income .......................................   $    0.21    $    0.00    $    0.43    $    0.00
                                                             =========    =========    =========    =========
    Diluted:
        Income before cumulative effect of
            change in accounting principle ...............   $    0.21    $    0.00    $    0.43    $    0.00
        Cumulative effect of change in accounting
            principle ....................................          --           --           --           --
                                                             ---------    ---------    ---------    ---------
        Net income .......................................   $    0.21    $    0.00    $    0.43    $    0.00
                                                             =========    =========    =========    =========

Weighted average number of common shares outstanding:
    Basic ................................................      80,904       78,964       80,535       78,378
                                                             =========    =========    =========    =========
    Diluted ..............................................      82,191       80,963       82,261       80,782
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

                   PATTERSON-UTI ENERGY, INC. AND SUBSIDIARIES
       CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                  (UNAUDITED)
                                 (in thousands)

                                              Common Stock                                  Accumulated
                                          ---------------------     Additional                 other
                                          Number of                  paid-in     Retained   comprehensive   Treasury
                                           shares       Amount       capital     earnings   income (loss)    stock          Total
                                          ---------    --------     ----------   --------   -------------   --------      --------
Balance, December 31, 2002 ..........       81,577     $    816     $489,201     $261,003     $ (1,809)     $(11,655)     $737,556
Exercise of stock options and
    warrants ........................          843            8        9,583           --           --            --         9,591
Tax benefit related to exercise of
    stock options ...................           --           --        5,992           --           --            --         5,992
Foreign currency translation
    adjustment ......................           --           --           --           --        6,693            --         6,693
Change in unrealized gain on
    equity securities, net of tax ...           --           --           --           --          402            --           402
Net income ..........................           --           --           --       34,921           --            --        34,921
                                          --------     --------     --------     --------     --------      --------      --------
Balance, September 30, 2003 .........       82,420     $    824     $504,776     $295,924     $  5,286      $(11,655)     $795,155
                                          ========     ========     ========     ========     ========      ========      ========

    The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                   PATTERSON-UTI ENERGY, INC. AND SUBSIDIARIES
     CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN CASH FLOWS (UNAUDITED)
                                 (in thousands)

                                                                                                       NINE MONTHS ENDED
                                                                                                         SEPTEMBER 30,
                                                                                                    -----------------------
                                                                                                      2003           2002
                                                                                                    ---------      --------
Cash flows from operating activities:
    Net income ................................................................................     $  34,921      $    339
        Adjustments to reconcile net income to net cash provided by operating activities:
            Depreciation, depletion and amortization ..........................................        73,825        68,470
            Provision for bad debts ...........................................................           259           195
            Deferred income tax expense (benefit) .............................................          (682)       21,746
            Tax benefit related to exercise of stock options ..................................         5,992         4,767
            Other .............................................................................        (1,582)         (145)
            Changes in operating assets and liabilities:
                Accounts receivable ...........................................................       (41,189)       41,300
                Federal and state income taxes receivable .....................................        24,719       (27,423)
                Inventory and other current assets ............................................           470         1,456
                Accounts payable ..............................................................        11,728       (15,642)
                Federal and state income taxes payable ........................................         6,687            --
                Accrued expenses ..............................................................        16,894        (1,143)
                Other liabilities .............................................................         1,037            66
                                                                                                    ---------      --------
                    Net cash provided by operating activities .................................       133,079        93,986
                                                                                                    ---------      --------
Cash flows from investing activities:
    Acquisitions ..............................................................................       (32,837)           --
    Purchases of property and equipment .......................................................       (84,463)      (62,435)
    Proceeds from sales of property and equipment .............................................         3,178           824
    Purchase of investment equity securities ..................................................            --       (12,698)
    Change in other assets ....................................................................           213         1,845
                                                                                                    ---------      --------
                    Net cash used in investing activities .....................................      (113,909)      (72,464)
                                                                                                    ---------      --------
Cash flows from financing activities:
    Proceeds from exercise of stock options and warrants ......................................         9,591         8,611
                                                                                                    ---------      --------
                    Net cash provided by financing activities .................................         9,591         8,611
                                                                                                    ---------      --------
                    Net increase in cash and cash equivalents .................................        28,761        30,133
                    Foreign currency translation adjustment ...................................           402           (99)
Cash and cash equivalents at beginning of period ..............................................        82,154        33,584
                                                                                                    ---------      --------
Cash and cash equivalents at end of period ....................................................     $ 111,317      $ 63,618
                                                                                                    =========      ========
Supplemental disclosure of cash flow information:
    Net cash received (paid) during the period for:
        Interest ..............................................................................     $    (216)     $   (298)
        Income taxes ..........................................................................     $  14,622      $   (294)

    The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                   PATTERSON-UTI ENERGY, INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF CONSOLIDATION AND PRESENTATION

      The interim condensed consolidated financial statements include the accounts of Patterson-UTI Energy, Inc. (the "Company") and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

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

      The U.S. dollar is the functional currency for all of the Company's operations except for its Canadian operations, which use the Canadian dollar as functional currency. The effects of exchange rate changes are reflected in accumulated other comprehensive income (loss), which is a separate component of stockholders' equity (see Note 4 of these Notes to Unaudited Condensed Consolidated Financial Statements).

      In accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS No. 115"), investments in Available-for-Sale equity securities are recorded at fair value. Unrealized gains and losses of such investments, net of tax, are included in accumulated other comprehensive income (loss) in our consolidated balance sheets as of September 30, 2003 and December 31, 2002, and are shown as a separate component of stockholders' equity (see Note 4 of these Notes to Unaudited Condensed Consolidated Financial Statements).

      The Company provides a dual presentation of its earnings per share in its Consolidated Statements of Income: Basic Earnings per Share ("Basic EPS") and Diluted Earnings per Share ("Diluted EPS"). Basic EPS is computed using the weighted average number of shares outstanding during the periods presented. Diluted EPS includes common stock equivalents, generally stock options and warrants that are "in the money", which are dilutive to earnings per share. For the three months ended September 30, 2003 and 2002, dilutive securities included in the calculation of Diluted EPS were 1.3 million shares and 2.0 million shares, respectively. For the nine months ended September 30, 2003 and 2002, dilutive securities included in the calculation of Diluted EPS were 1.7 million shares and 2.4 million shares, respectively. For the three month periods ended September 30, 2003 and 2002, there were 1.2 million and 2.3 million, respectively, potentially dilutive options and warrants which were excluded from the calculation of Diluted EPS as their exercise price was greater than the average market price for the period. For the nine month periods ended September 30, 2003 and 2002, there were 885,000 and 2.2 million, respectively, potentially dilutive options and warrants which were excluded from the calculation of Diluted EPS as their exercise price was greater than the average market price for the period.

      The results of operations for the three and nine months ended September 30, 2003 are not necessarily indicative of the results to be expected for the full year.

      Certain reclassifications have been made to the 2002 consolidated financial statements in order for them to conform with the 2003 presentation.

                   PATTERSON-UTI ENERGY, INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-
                                   CONTINUED

2. RECENT ACQUISITIONS

      In January 2003, the Company acquired four land-based drilling rigs and related equipment from SEI Drilling Company for $6.0 million in cash. The transaction was accounted for as an acquisition of assets and the purchase price was allocated among the assets acquired based on their estimated fair market values.

      In February 2003, the Company acquired three land-based drilling rigs, a yard, and other related equipment from Mesa Drilling, Inc. and related entities for $10.5 million in cash. The transaction was accounted for as an acquisition of assets and the purchase price was allocated among the assets acquired based on their estimated fair market values.

      In April 2003, the Company acquired two land-based drilling rigs for $3.9 million in cash. The transaction was accounted for as an acquisition of assets and the purchase price was allocated among the assets acquired based on their estimated fair market values.

      In May 2003, the Company completed the acquisition of seven land-based drilling rigs and related equipment from Hexadyne Drilling Corporation for $10.1 million in cash. The transaction was accounted for as an acquisition of assets and the purchase price was allocated among the assets acquired based on their estimated fair market values.

      On May 26, 2003, the Company, Patterson-UTI Acquisition, LLC, a Texas limited liability company and wholly-owned subsidiary of the Company ("Sub"), and TMBR/Sharp Drilling, Inc., a Texas corporation ("TMBR"), entered into an Agreement and Plan of Merger (the "Merger Agreement") pursuant to which, upon the satisfaction and completion of the conditions to the merger contained in the Merger Agreement, including approval of the Merger Agreement by at least two-thirds of the shareholders of TMBR, TMBR will merge with and into Sub with Sub being the surviving company. If the merger is completed, each issued and outstanding share of common stock, $.10 par value per share, of TMBR not owned directly or indirectly by the Company or TMBR or held by TMBR shareholders who validly exercise their dissenters' rights under Texas law, will be converted into the right to receive $9.09 in cash from the Company and 0.312166 of a share of common stock, $0.01 par value per share, of the Company (the "Company Common Stock"), for a total of approximately $40.4 million in cash and approximately
1.39 million shares of Company Common Stock based on the outstanding shares of TMBR common stock as of September 30, 2003. The Company currently intends to pay the cash portion of the merger consideration to TMBR shareholders out of funds available on hand and existing financing facilities.

      In addition to the above mentioned acquisitions, the Company spent approximately $2.3 million on other acquisitions of assets and costs associated with the acquisitions completed during the nine months ended September 30, 2003.

3. STOCK-BASED COMPENSATION

      At September 30, 2003, the Company had seven stock-based employee compensation plans, of which three were active. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and net income per share if the Company had applied the fair value recognition provisions of Financial Accounting Standards Board Statement No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation (in thousands, except per share amounts):

                   PATTERSON-UTI ENERGY, INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-
                                   CONTINUED

3. STOCK-BASED COMPENSATION - (CONTINUED)

                                                                THREE MONTHS ENDED         NINE MONTHS ENDED
                                                                   SEPTEMBER 30,              SEPTEMBER 30,
                                                               ---------------------      ---------  -------------
                                                                 2003         2002          2003          2002
                                                               --------     --------      --------     ---------
Net income, as reported ..................................     $ 17,113     $    249      $ 34,921     $     339
Deduct:  Total stock-based employee compensation
    expense determined under fair value based
    method for all awards, net of related tax effects ....       (2,732)      (1,376)       (7,692)       (4,279)
                                                               --------     --------      --------     ---------
Pro forma net income (loss) ..............................     $ 14,381     $ (1,127)     $ 27,229     $  (3,940)
                                                               ========     ========      ========     =========
Net income (loss) per common share:
    Basic, as reported ...................................     $   0.21     $   0.00      $   0.43     $    0.00
                                                               ========     ========      ========     =========
    Basic, pro forma .....................................     $   0.18     $  (0.01)     $   0.34     $   (0.05)
                                                               ========     ========      ========     =========

    Diluted, as reported .................................     $   0.21     $   0.00      $   0.43     $    0.00
                                                               ========     ========      ========     =========
    Diluted, pro forma ...................................     $   0.17     $  (0.01)     $   0.33     $   (0.05)
                                                               ========     ========      ========     =========

4. COMPREHENSIVE INCOME (LOSS) AND ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

      The following table illustrates the Company's comprehensive income (loss) including the effects of foreign currency translation adjustments for the three and nine months ended September 30, 2003 and 2002 (in thousands):

                                                                    THREE MONTHS ENDED       NINE MONTHS ENDED
                                                                       SEPTEMBER 30,            SEPTEMBER 30,
                                                                  ---------------------      -----------------
                                                                    2003         2002         2003       2002
                                                                  --------      -------      -------     -----
Net income ..................................................     $ 17,113      $   249      $34,921     $ 339
Other comprehensive income (loss):
    Foreign currency translation adjustment related to
        our Canadian operations .............................         (378)      (1,717)       6,693       362
    Change in unrealized gain on equity securities, net of
        tax .................................................         (813)        (292)         402      (292)
                                                                  --------      -------      -------     -----
Comprehensive income (loss) .................................     $ 15,922      $(1,760)     $42,016     $ 409
                                                                  ========      =======      =======     =====

5. SETTLEMENT OF MEXICO RECEIVABLE

      In March 2003, the Company received approximately $2.5 million in cash as settlement for contract drilling services previously provided in Mexico by Norton Drilling Company Mexico, Inc., a wholly-owned subsidiary of the Company. The Company had been party to a lawsuit for a number of years in an effort to collect the underlying receivable. As the collectibility of the receivable was not certain, a reserve for the full amount of the receivable was recorded at the time of the Company's acquisition of Norton Drilling Company Mexico, Inc. in 1999. The amount is reflected as a reduction of other expenses and included as a component of operating income.

                   PATTERSON-UTI ENERGY, INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-
                                   CONTINUED

6. BUSINESS SEGMENTS

     Our revenues, operating profits and identifiable assets are primarily attributable to four industry segments: contract drilling of oil and natural gas wells, drilling and completion fluid services and pressure pumping services to operators in the oil and natural gas industry, and the exploration, development, acquisition and production of oil and natural gas. Each of these segments represents a distinct type of business based upon the type and nature of services and products offered. These segments have separate management teams which report to the Company's chief executive officer and have distinct and identifiable revenues and expenses. Separate financial data for each of our four business segments is provided below (in thousands).

                                                          THREE MONTHS ENDED            NINE MONTHS ENDED
                                                             SEPTEMBER 30,                SEPTEMBER 30,
                                                       ------------------------      ------------------------
                                                         2003           2002           2003           2002
                                                       ---------      ---------      ---------      ---------
Operating revenues:
    Drilling .....................................     $ 169,077      $ 100,267      $ 468,609      $ 300,668
    Drilling and completion fluids ...............        19,580         19,714         51,431         52,049
    Pressure pumping .............................        13,198          9,649         31,509         23,691
    Oil and natural gas ..........................         5,160          3,865         16,329         10,673
                                                       ---------      ---------      ---------      ---------
Total operating revenues .........................     $ 207,015      $ 133,495      $ 567,878      $ 387,081
                                                       =========      =========      =========      =========
Income (loss) before income taxes:
    Drilling .....................................     $  23,879      $  (1,031)     $  48,962      $   5,376
    Drilling and completion fluids ...............           (45)           982         (1,202)           163
    Pressure pumping .............................         3,583          2,376          6,665          4,470
    Oil and natural gas ..........................         1,580            750          5,066          2,099
                                                       ---------      ---------      ---------      ---------
                                                          28,997          3,077         59,491         12,108

      Corporate and other ........................        (1,643)        (2,394)        (5,592)        (6,888)
      Restructuring and other charges(a)..........            --             --          2,452         (4,700)
      Interest income ............................           263            261            808            754
      Interest expense ...........................           (68)           (93)          (216)          (298)
      Other ......................................            52           (135)           137           (110)
                                                       ---------      ---------      ---------      ---------
Income before income taxes and
    cumulative effect of change in accounting
    principle ....................................     $  27,601      $     716      $  57,080      $     866
                                                       =========      =========      =========      =========

                                                                           SEPTEMBER 30,    DECEMBER 31,
                                                                               2003             2002
                                                                           ------------     ------------
Identifiable assets:
    Drilling .........................................................     $    772,046     $    694,020
    Drilling and completion fluids ...................................           33,453           34,687
    Pressure pumping .................................................           42,511           35,084
    Oil and natural gas ..............................................           29,824           20,854
    Corporate and other (b) ..........................................          163,013          157,864
                                                                           ------------     ------------
                                                                           $  1,040,847     $    942,509
                                                                           ============     ============

--------------
(a) Restructuring and other charges relate to decisions of the executive management group regarding corporate strategy, credit risk, loss contingencies and restructuring activities. Due to the non-operating nature of these decisions, the related charges have been separately presented and excluded from the results of specific segments. These charges primarily related to the contract drilling segment.

(b) Corporate assets primarily consists of cash and cash equivalents, current and deferred federal and state income tax assets and investment in equity securities.

7. RECENTLY ISSUED ACCOUNTING STANDARDS

       The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" ("SFAS No. 143"), in June 2001. SFAS No. 143 addresses financial accounting requirements for retirement obligations associated with tangible long-lived assets. The Company adopted SFAS No. 143 in January 2003. As a result, a charge of $469,000 (net of tax) was recorded as a

                   PATTERSON-UTI ENERGY, INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-
                                   CONTINUED

7. RECENTLY ISSUED ACCOUNTING STANDARDS - (CONTINUED)

cumulative effect of a change in accounting principle for the quarter ended March 31, 2003. The change relates to the cost associated with the future abandonment of oil and natural gas properties. The related effect to basic and diluted earnings per share as a result of the change in accounting principle was a decrease of $0.01 per share and $0.00 per share, respectively, for the nine months ended September 30, 2003.

      The FASB issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation" ("SFAS No. 148"), in December 2002. SFAS No. 148 amends the disclosure requirements of Statement of Financial Accounting Standards No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The provisions of SFAS No. 148, which the Company adopted on January 1, 2003, did not have a material impact on the Company's consolidated financial statements (see Note 3 of these Notes to Unaudited Condensed Consolidated Financial Statements).

       The FASB issued Statement of Financial Accounting Standards No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" ("SFAS No. 149"), in April 2003. SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 149 is effective for existing contracts and new contracts entered into after June 30, 2003. The provisions of SFAS No. 149, which the Company adopted on July 1, 2003, did not have a material impact on the Company's consolidated financial statements.

       The FASB issued Statement of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("SFAS No. 150"), in May 2003. SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003. The provisions of SFAS No. 150, which the Company adopted on June 1, 2003, did not have a material impact on the Company's consolidated financial statements.

      The FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements, Including Guarantees of Indebtedness of Others" ("FIN 45"), which the Company adopted effective January 1, 2003. FIN 45 requires that upon issuance of certain types of guarantees, a guarantor recognize and account for the fair value of the guarantee as a liability. FIN 45 contains exclusions to this requirement, including the exclusion of a parent's guarantee of its subsidiaries' debt to a third party. The adoption of FIN 45 had no material impact on the Company's consolidated financial position, results of operations or cash flows.

      The FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46") which addresses the consolidation of variable interest entities ("VIEs") by business enterprises that are the primary beneficiaries. A VIE is an entity that does not have sufficient equity investment at risk to permit it to finance its activities without additional subordinated financial support, or whose equity investors lack the characteristics of a controlling financial interest. The primary beneficiary of a VIE is the enterprise that has the majority of the risks or rewards associated with the VIE. The Company believes it has no material interests in VIEs that will require disclosure or consolidation under FIN 46.

                   PATTERSON-UTI ENERGY, INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-
                                   CONTINUED

8. GOODWILL AND OTHER INTANGIBLE ASSETS

    Intangible assets consist primarily of goodwill and covenants-not-to-compete arising from business combinations. In accordance with Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," all of our intangible assets that have definite lives are being amortized on a straight-line basis over their estimated useful lives and goodwill is evaluated to determine if fair value of the asset has decreased below its carrying value. At December 31, 2002, we performed the annual goodwill evaluation and determined no adjustment to impair goodwill was necessary. Goodwill and other intangible assets as of September 30, 2003 and December 31, 2002 are as follows (in thousands):

                                           SEPTEMBER 30,     DECEMBER 31,
                                               2003             2002
                                           -------------     ------------
Goodwill ...............................     $ 69,860         $ 69,860
Accumulated amortization ...............      (19,661)         (19,661)
                                             --------         --------
Goodwill, net ..........................       50,199           50,199
                                             --------         --------

Covenants-not-to-compete and other .....        1,956            1,956
Accumulated amortization ...............         (952)            (842)
                                             --------         --------
Other intangible assets, net ...........        1,004            1,114
                                             --------         --------
Intangible assets, net .................     $ 51,203         $ 51,313
                                             ========         ========

    The amount of goodwill and other intangible assets as of September 30, 2003 and December 31, 2002 assigned to the contract drilling and drilling and completion fluids operating segments, the only operating segments that had intangible assets for such periods, is as follows (in thousands):

September 30, 2003
Contract Drilling:
   Goodwill ...................................     $56,543     Accumulated Amortization ...............     $16,278
   Non-Competes & Other .......................     $ 1,909     Accumulated Amortization ...............     $   937
Drilling and Completion Fluids:
   Goodwill ...................................     $13,317     Accumulated Amortization ...............     $ 3,383
   Non-Competes & Other .......................     $    47     Accumulated Amortization ...............     $    15
December 31, 2002
Contract Drilling:
   Goodwill ...................................     $56,543     Accumulated Amortization ...............     $16,278
   Non-Competes & Other .......................     $ 1,909     Accumulated Amortization ...............     $   828
Drilling and Completion Fluids:
   Goodwill ...................................     $13,317     Accumulated Amortization ...............     $ 3,383
   Non-Competes & Other .......................     $    47     Accumulated Amortization ...............     $    14

    Change in the net carrying amount of goodwill for the nine months ended September 30, 2003 is as follows (in thousands):

                                                      DRILLING &
                                                      COMPLETION
                                        DRILLING        FLUIDS        TOTAL
                                        ---------     ----------    ---------
Balance at December 31, 2002 ......     $  40,265     $   9,934     $  50,199
Changes to goodwill ...............            --            --            --
                                        ---------     ---------     ---------
Balance at September 30, 2003 .....     $  40,265     $   9,934     $  50,199
                                        =========     =========     =========

                   PATTERSON-UTI ENERGY, INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-
                                    CONTINUED

8. GOODWILL AND OTHER INTANGIBLE ASSETS - (CONTINUED)

      Amortization expense for the three and nine months ended September 30, 2003 and 2002 consists of the following (in thousands):

                                              THREE MONTHS ENDED      NINE MONTHS ENDED
                                                 SEPTEMBER 30,          SEPTEMBER 30,
                                             -------------------     -------------------
                                               2003        2002        2003        2002
                                             -------     -------     -------     -------
Goodwill ...............................     $    --     $    --     $    --     $    --
Covenants-not-to-compete and other .....          24          47         110         272
                                             -------     -------     -------     -------
                                             $    24     $    47     $   110     $   272
                                             =======     =======     =======     =======

      Our weighted average amortization period for other intangible assets is approximately 13 years. The following table shows the estimated amortization expense for these assets for each of the five succeeding fiscal years (in thousands):

                           2004.......................  $ 97
                           2005.......................  $ 97
                           2006.......................  $ 97
                           2007.......................  $ 97
                           2008.......................  $ 97

9. INVESTMENT IN EQUITY SECURITIES

      In 2002, the Company purchased 1,058,673 shares of the common stock of TMBR, $.10 par value per share, for an aggregate cash purchase price of $17.6 million, or $16.60 per share, and approximately $84,000 of additional costs incurred to acquire the shares. The Company owns approximately 19.2% of the outstanding shares of TMBR based on its shares outstanding as of September 30, 2003.

      The accounting treatment of shares representing the Company's investment in the common stock of TMBR is affected by the Company's ability to sell shares within one year. As of September 30, 2003, the Company has restrictions on its ability to sell 77,300 of the TMBR shares within one year. These shares are reflected in the balance sheet at cost under the cost method of accounting in accordance with Accounting Principles Board Opinion No. 18, "The Equity Method of Accounting for Investment in Common Stock". The remaining 981,373 TMBR shares are not restricted from sale within one year. These shares are classified as Available-for-Sale and are reflected in the balance sheet at fair value in accordance with SFAS No. 115. Fair value is determined from publicly quoted market prices as of the balance sheet date. In accordance with SFAS No. 115, unrealized gains and losses recorded as a result of the adjustment to fair value are reflected directly in stockholders' equity.

      The following table summarizes the Company's unrealized gain on its investment in equity securities as of September 30, 2003 (in thousands, except share amounts):

                                             COMMON                       UNREALIZED
                                             SHARES           COST           GAIN           TOTAL
                                           ----------        -------      ----------       -------
TMBR/Sharp Drilling, Inc.:
Cost method .......................            77,300        $ 1,286        $    --        $ 1,286
Available-for-Sale ................           981,373         16,395            690         17,085
                                           ----------        -------        -------        -------
                                            1,058,673        $17,681        $   690        $18,371
                                           ==========        =======        =======        =======

                   PATTERSON-UTI ENERGY, INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-
                                   CONTINUED

9. INVESTMENT IN EQUITY SECURITIES - (CONTINUED)

      On May 26, 2003, the Company entered into a merger agreement with TMBR pursuant to which, assuming the transaction is consummated, TMBR will merge with and into a wholly-owned subsidiary of the Company (see Note 2 of these Notes to Unaudited Condensed Consolidated Financial Statements).

10. LEGAL MATTERS

      Westfort Energy LTD and Westfort Energy (US) LTD f/k/a Canadian Delta, Inc. ("Westfort"), filed a lawsuit against two of the Company's subsidiaries, Patterson Petroleum LP and Patterson Drilling Company LP, in the Circuit Court, Rankin County, Mississippi, Case No. 2002-18. The lawsuit relates to a letter agreement entered into in July 2000 between Patterson Petroleum LP and Westfort concerning the drilling of a daywork well in Mississippi. This lawsuit was filed by Westfort after Patterson Petroleum LP made demand on Westfort for payment of the contract drilling services.

      The Westfort lawsuit has been dismissed without prejudice. Westfort filed for bankruptcy in May of 2003. The Company continues to assert claims against Westfort including the monies owed Patterson Petroleum LP under the letter agreement in the amount of approximately $5,075,000. The Company believes that it is remote that the outcome of this matter will have a material adverse effect on the Company's financial condition or results of operations.

      In its lawsuit, Westfort alleged breach of contract, fraud, and negligence causes of action. Westfort sought alleged monetary damages, the return of shares of Westfort stock, unspecified damages from alleged lost profits, lost use of income stream, and additional operating expenses, along with alleged punitive damages to be determined by the jury, but not less than 25% of the Company's net worth. The Company intends to vigorously contest these claims if reasserted by Westfort.

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

       Property and equipment -- Property and equipment, including betterments which extend the useful life of the asset, are stated at cost. Maintenance and repairs are charged to expense when incurred. We provide for the depreciation of our property and equipment using the straight-line method over the estimated useful lives. Our method of depreciation does not change when equipment becomes idle; we continue to depreciate idled equipment on a straight-line basis. No provision for salvage value is considered in determining depreciation of our property and equipment. We review our assets, including intangible assets, for impairment when events or changes in circumstances indicate that the carrying values of certain assets either exceed their respective fair values or may not be recovered over their estimated remaining useful lives. The cyclical nature of our industry has resulted in fluctuations in rig utilization over periods of time. Management believes that the contract drilling industry will continue to be cyclical and rig utilization will fluctuate. Based on management's expectations of future trends we estimate future cash flows in our assessment of impairment assuming the following four-year industry cycle: one year projected with low utilization, one year projected as a recovery period with improving utilization and the remaining two years projecting higher utilization. Provisions for asset impairment are charged to income when estimated future cash flows, on an undiscounted basis, are less than the asset's net book value. Impairment charges are recorded based on discounted cash flows. There were no impairment charges during the periods ended September 30, 2003 or 2002.

       Oil and natural gas properties -- Oil and natural gas properties are accounted for using the successful efforts method of accounting. Exploration and development costs, which result directly in the discovery of oil and natural gas reserves, are capitalized to the appropriate well. Exploration costs which do not result directly in the discovery of oil and natural gas reserves are charged to expense when such determinations are made. In accordance with paragraph 31(b) of SFAS 19, costs of exploratory wells are initially capitalized to wells in progress until the outcome of the drilling is known. We review wells in progress quarterly to determine the related reserve classification. If the reserve classification is uncertain after one year following the completion of drilling, we consider the costs of the well to be impaired and recognize the costs as expense. Geological and geophysical costs, including seismic costs and costs to carry and retain undeveloped properties, are charged to expense when incurred. Capitalized costs of both developmental and successful exploratory type wells, consisting of lease and well equipment, lease acquisition costs, and intangible development costs, are depreciated, depleted, and amortized on the units-of-production method, based on petroleum engineer estimates of proved oil and natural gas reserves of each respective field. The Company reviews its proved oil and natural gas properties for impairment when an event occurs such as downward revisions in reserve estimates or decreases in oil and natural gas prices. Proved properties are grouped by field and undiscounted cash flow estimates are provided by our reserve engineer. If the net book value of a field exceeds its undiscounted cash flow estimate, impairment expense is measured and recognized as the difference between its net book value and discounted cash flow. Unproved oil and natural gas properties are reviewed quarterly to determine impairment. The Company's intent to drill, lease expiration, and abandonment of area are considered. Assessment of impairment is made on a lease-by-lease basis. If an unproved property is determined to be impaired, then costs related to that property are expensed. Impairment expense is included in depreciation, depletion and amortization in the accompanying financial statements.

       Revenue recognition -- Revenues are recognized when services are performed, except for revenues earned under turnkey contract drilling arrangements which are recognized using the completed contract method of accounting, as described below. The Company follows the percentage-of-completion method of accounting for footage contract drilling arrangements. Under this method, drilling revenues and costs related to a well in progress are recognized proportionately over the time it takes to drill the well. Percentage-of-completion is determined based upon the amount of expenses incurred through the measurement date as compared to total estimated expenses to be incurred drilling the well. Under the percentage-of-completion method, management estimates are relied upon in the determination of the total estimated expenses to be incurred drilling the well. Due to the nature of turnkey contract drilling arrangements and risks therein, the Company follows the completed contract method of accounting for such arrangements. Under this method, all drilling advances and costs (including maintenance and repairs) related to a well in progress are deferred and recognized as revenues and expenses in the period the well is completed. Provisions for losses on incomplete or in-process wells are made when estimated total costs are expected to exceed estimated total revenues.

       In accordance with Emerging Issues Task Force Issue No. 00-14, the Company recognizes reimbursements received from third parties for out-of-pocket expenses incurred by the Company as revenues and accounts for out-of-pocket expenses as direct costs.

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

LIQUIDITY AND CAPITAL RESOURCES

      As of September 30, 2003, we had working capital of approximately $182.1 million including cash and cash equivalents of $111.3 million. For the nine months ended September 30, 2003, our significant sources of cash flow were:

       o    $133.1 million provided by operations,

       o    $9.6 million from the exercise of stock options and warrants, and

       o    $3.2 million from the sale of certain property and equipment.

      Correspondingly, we used approximately $32.8 million to acquire 16 land-based drilling rigs and other related equipment (see Note 2 of Notes to Unaudited Condensed Consolidated Financial Statements included as part of Item 1 to this report) and approximately $84.5 million:

       o to make capital expenditures for the betterment and refurbishment of our drilling rigs,

       o    for the acquisition and procurement of drilling equipment,

       o to fund capital expenditures for our drilling and completion fluids and pressure pumping divisions, and

       o to fund leasehold acquisition and exploration and development of oil and natural gas properties.

      In January 2003, the Company acquired four land-based drilling rigs and related equipment from SEI Drilling Company for $6.0 million in cash. The transaction was accounted for as an acquisition of assets and the purchase price was allocated among the assets acquired based on their estimated fair market values.

      In February 2003, the Company acquired three land-based drilling rigs, a yard, and other related equipment from Mesa Drilling, Inc. and related entities for $10.5 million in cash. The transaction was accounted for as an acquisition of assets and the purchase price was allocated among the assets acquired based on their estimated fair market values.

      In April 2003, the Company acquired two land-based drilling rigs for $3.9 million in cash. The transaction was accounted for as an acquisition of assets and the purchase price was allocated among the assets acquired based on their estimated fair market values.

      In May 2003, the Company completed the acquisition of seven land-based drilling rigs and related equipment from Hexadyne Drilling Corporation for $10.1 million in cash. The transaction was accounted for as an acquisition of assets and the purchase price was allocated among the assets acquired based on their estimated fair market values.

      On May 26, 2003, the Company, Patterson-UTI Acquisition, LLC, a Texas limited liability company and wholly-owned subsidiary of the Company ("Sub"), and TMBR/Sharp Drilling, Inc., a Texas corporation ("TMBR"), entered into an Agreement and Plan of Merger (the "Merger Agreement") pursuant to which, upon the satisfaction and completion of the conditions to the merger contained in the Merger Agreement, including approval of the Merger Agreement by at least two-thirds of the shareholders of TMBR, TMBR will merge with and into Sub with Sub being the surviving company. If the merger is completed, each issued and outstanding share of common stock, $.10 par value per share, of TMBR not owned directly or indirectly by the Company or TMBR or held by TMBR shareholders who validly exercise their dissenters' rights under Texas law, will be converted into the right to receive $9.09 in cash from the Company and 0.312166 of a share of common stock, $0.01 par value per share, of the Company (the "Company Common Stock"), for a total of approximately $40.4 million in cash and approximately
1.39 million shares of Company Common Stock based on the outstanding shares of TMBR common stock as of September 30, 2003. The Company currently intends to pay the cash portion of the merger consideration to TMBR shareholders out of funds available on hand and existing financing facilities.

      In addition to the above mentioned acquisitions, the Company spent approximately $2.3 million on other acquisitions of assets and costs associated with the acquisitions completed during the nine months ended September 30, 2003.

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

COMMITMENTS, CONTINGENCIES AND OTHER MATTERS

      The Company maintains letters of credit in the aggregate amount of $31.0 million for the benefit of various insurance companies as collateral for retrospective premiums and retained losses which could become payable under the terms of the underlying insurance contracts. These letters of credit expire at various times during each calendar year. No amounts have been drawn under the letters of credit.

      Westfort Energy LTD and Westfort Energy (US) LTD f/k/a Canadian Delta, Inc. ("Westfort"), filed a lawsuit against two of the Company's subsidiaries, Patterson Petroleum LP and Patterson Drilling Company LP, in the Circuit Court, Rankin County, Mississippi, Case No. 2002-18. The lawsuit relates to a letter agreement entered into in July 2000 between Patterson Petroleum LP and Westfort concerning the drilling of a daywork well in Mississippi. This lawsuit was filed by Westfort after Patterson Petroleum LP made demand on Westfort for payment of the contract drilling services.

      The Westfort lawsuit has been dismissed without prejudice. Westfort filed for bankruptcy in May of 2003. The Company continues to assert claims against Westfort including the monies owed Patterson Petroleum LP under the letter agreement in the amount of approximately $5,075,000. The Company believes that it is remote that the outcome of this matter will have a material adverse effect on the Company's financial condition or results of operations.

      In its lawsuit, Westfort alleged breach of contract, fraud, and negligence causes of action. Westfort sought alleged monetary damages, the return of shares of Westfort stock, unspecified damages from alleged lost profits, lost use of income stream, and additional operating expenses, along with alleged punitive damages to be determined by the jury, but not less than 25% of the Company's net worth. The Company intends to vigorously contest these claims if reasserted by Westfort.

      We are also party to various legal proceedings arising in the normal course of our business. We do not believe that the outcome of these proceedings, either individually or in the aggregate, will have a material adverse effect on our financial condition.

RESULTS OF OPERATIONS

The following tables summarize operations by business segment for the three months ended September 30, 2003 and 2002:

CONTRACT DRILLING                                        2003             2002             % CHANGE
-----------------                                      --------         ---------          --------
                                                                 (DOLLARS IN THOUSANDS)
Revenues ......................................        $169,077         $ 100,267             68.6%
Direct operating costs ........................        $123,156         $  80,374             53.2%
Selling, general and administrative ...........        $  1,110         $     918             20.9%
Depreciation and amortization .................        $ 20,932         $  20,006              4.6%
Operating income (loss) .......................        $ 23,879         $  (1,031)             N/A%
Operating days ................................          17,652            11,656             51.4%
Average revenue per operating day .............        $   9.58         $    8.60             11.4%
Average direct operating cost per operating day        $   6.98         $    6.90              1.2%
Average margin per operating day ..............        $   2.60         $    1.70             52.9%
Number of owned rigs at end of period .........             340               324              4.9%
Average number of rigs owned during period ....             340               324              4.9%
Average rigs operating ........................             192               127             51.2%
Rig utilization percentage ....................              56%               39%            43.6%
Capital expenditures ..........................        $ 26,598         $  10,713            148.3%


      Increased operating results in 2003 reflect increased demand for our contract drilling services primarily in response to higher natural gas prices. Average natural gas prices increased from $3.20 per Mcf in the third quarter of 2002 to $4.88 per Mcf in the third quarter of 2003. Our rig count increased from 127 average rigs operating during the third quarter of 2002 to 192 average rigs operating during the third quarter of 2003. Increased revenues and direct operating costs are attributable to an increase in the number of operating days. Additionally, revenues further increased as a result of increased revenues earned per operating day.

DRILLING AND COMPLETION FLUIDS                             2003             2002       % CHANGE
------------------------------                            --------         -------     --------
                                                           (DOLLARS IN THOUSANDS)
Revenues .........................................        $ 19,580         $19,714        (0.7)%
Direct operating costs ...........................        $ 17,180         $16,393          4.8%
Selling, general and administrative ..............        $  1,870         $ 1,783          4.9%
Depreciation and amortization ....................        $    575         $   556          3.4%
Operating income (loss) ..........................        $    (45)        $   982          N/A%
Total jobs .......................................             459             383         19.8%
Average revenue per job ..........................        $  42.66         $ 51.47       (17.1)%
Average costs per job ............................        $  37.43         $ 42.80       (12.5)%
Average margin per job ...........................        $   5.23         $  8.67       (39.7)%
Capital expenditures .............................        $    282         $   154         83.1%

      Along with the increase in demand for our land-based contract drilling services, demand increased for our land-based drilling and completion fluids services in the 2003 period compared to the 2002 period. The increase in revenue from land-based services was offset by decreases in the revenues and jobs in the Gulf of Mexico. Land-based drilling and completion fluids jobs typically generate less revenue and margin per job than offshore jobs. As a result, our average revenue and margin per job decreased in the 2003 period compared to the 2002 period.

PRESSURE PUMPING                                           2003           2002        % CHANGE
----------------                                          -------        ------       --------
                                                          (DOLLARS IN THOUSANDS)
Revenues .........................................        $13,198        $9,649        36.8%
Direct operating costs ...........................        $ 7,226        $5,618        28.6%
Selling, general and administrative ..............        $ 1,375        $  975        41.0%
Depreciation .....................................        $ 1,014        $  680        49.1%
Operating income .................................        $ 3,583        $2,376        50.8%
Total jobs .......................................          1,614         1,137        42.0%
Average revenue per job ..........................        $  8.18        $ 8.49       (3.7)%
Average costs per job ............................        $  4.48        $ 4.94       (9.3)%
Average margin per job ...........................        $  3.70        $ 3.55         4.2%
Capital expenditures .............................        $ 2,880        $2,018        42.7%

      The increases in revenues and expenses for our pressure pumping operations were attributable to improved industry conditions, as discussed in "Contract Drilling" above, and expansion of our pressure pumping services into the Appalachian regions of Kentucky and West Virginia. This expansion also resulted in increases in selling, general and administrative expenses and depreciation in the 2003 quarter compared to the 2002 quarter.

OIL AND NATURAL GAS PRODUCTION AND EXPLORATION             2003          2002        % CHANGE
----------------------------------------------            ------        ------       --------
                                                         (DOLLARS IN THOUSANDS,
                                                          EXCEPT SALES PRIES)
Revenues .........................................        $5,160        $3,865         33.5%
Direct operating costs ...........................        $1,138        $  989         15.1%
Selling, general and administrative ..............        $  358        $  301         18.9%
Depreciation and depletion .......................        $2,084        $1,825         14.2%
Operating income .................................        $1,580        $  750        110.7%
Capital expenditures .............................        $3,052        $1,014        201.0%
Average net daily oil production (Bbls) ..........           808           762          6.0%
Average net daily gas production (Mcf) ...........         5,512         5,503          0.2%
Average oil sales price (per Bbl) ................        $28.95        $27.26          6.2%
Average gas sales price (per Mcf) ................        $ 4.87        $ 2.86         70.3%

      Increased revenues and operating income are primarily attributable to increased prices received from sales of oil and natural gas and to a lesser extent, increases in production.


CORPORATE AND OTHER                                        2003            2002          % CHANGE
-------------------                                       -------         -------        --------
                                                              (IN THOUSANDS)
Selling, general and administrative ..............        $ 2,140         $ 2,209          (3.1)%
Bad debt expense .................................        $    97         $   165         (41.2)%
Depreciation, depletion and amortization .........        $   111         $   111            0.0%
Other (income) expense............................        $  (705)        $   (91)           N/A%
Capital expenditures .............................        $    --         $ 2,528            N/A%

The following tables summarize operations by business segment for the nine months ended September 30, 2003 and 2002:

CONTRACT DRILLING                                                2003             2002            % CHANGE
-----------------                                              --------         --------          --------
                                                                (DOLLARS IN THOUSANDS)
Revenues ..............................................        $468,609         $300,668            55.9%
Direct operating costs ................................        $353,893         $232,129            52.5%
Selling, general and administrative ...................        $  3,339         $  3,075             8.6%
Depreciation and amortization .........................        $ 62,415         $ 60,088             3.9%
Operating income ......................................        $ 48,962         $  5,376           810.8%
Operating days ........................................          51,263           33,052            55.1%
Average revenue per operating day .....................        $   9.14         $   9.09             0.6%
Average direct operating cost per operating day .......        $   6.90         $   7.02            (1.7)%
Average margin per operating day ......................        $   2.24         $   2.07             8.2%
Number of owned rigs at end of period .................             340              324             4.9%
Average number of rigs owned during period ............             334              322             3.7%
Average rigs operating ................................             188              121            55.4%
Rig utilization percentage ............................              56%              38%           47.4%
Capital expenditures ..................................        $ 67,537         $ 48,979            37.9%

      Increased operating results in 2003 reflect increased demand for our contract drilling services primarily in response to higher natural gas prices. Average natural gas prices increased from $3.06 per Mcf in the first nine months of 2002 to $5.48 per Mcf in the first nine months of 2003. Our rig count increased from 121 average rigs operating during the first nine months of 2002 to 188 average rigs operating during the first nine months of 2003. Increased revenues and direct operating costs are attributable to an increase in the number of operating days.

DRILLING AND COMPLETION FLUIDS                              2003            2002        % CHANGE
------------------------------                            --------         -------      --------
                                                           (DOLLARS IN THOUSANDS)
Revenues .........................................        $ 51,431         $52,049        (1.2)%
Direct operating costs ...........................        $ 45,483         $44,965         1.2%
Selling, general and administrative ..............        $  5,418         $ 5,271         2.8%
Depreciation and amortization ....................        $  1,732         $ 1,650         5.0%
Operating income (loss) ..........................        $ (1,202)        $   163         N/A%
Total jobs .......................................           1,460           1,056        38.3%
Average revenue per job ..........................        $  35.23         $ 49.29       (28.5)%
Average costs per job ............................        $  31.15         $ 42.58       (26.8)%
Average margin per job ...........................        $   4.08         $  6.71       (39.2)%
Capital expenditures .............................        $    559         $ 1,095       (48.9)%

      Along with the increase in demand for our land-based contract drilling services, demand increased for our land-based drilling and completion fluids services in the 2003 period compared to the 2002 period. The increase in revenue from land-based services was offset by decreases in the revenues and jobs in the Gulf of Mexico. Land-based drilling and completion fluids jobs typically generate less revenue and margin per job than offshore jobs. As a result, our average revenue and margin per job decreased in the 2003 period compared to the 2002 period.

PRESSURE PUMPING                                           2003           2002         % CHANGE
----------------                                          -------        -------       --------
                                                          (DOLLARS IN THOUSANDS)
Revenues .........................................        $31,509        $23,691         33.0%
Direct operating costs ...........................        $18,032        $14,127         27.6%
Selling, general and administrative ..............        $ 4,131        $ 3,136         31.7%
Depreciation .....................................        $ 2,681        $ 1,958         36.9%
Operating income .................................        $ 6,665        $ 4,470         49.1%
Total jobs .......................................          3,921          2,753         42.4%
Average revenue per job ..........................        $  8.04        $  8.61         (6.6)%
Average costs per job ............................        $  4.60        $  5.13        (10.3)%
Average margin per job ...........................        $  3.44        $  3.48         (1.1)%
Capital expenditures .............................        $ 8,999        $ 4,392        104.9%

      The increases in revenues and expenses for our pressure pumping operations were attributable to improved industry conditions, as discussed in "Contract Drilling" above, and expansion of our pressure pumping services into the Appalachian regions of Kentucky and West Virginia. This expansion also resulted in increases in selling, general and administrative expenses and depreciation in 2003 compared to 2002.

OIL AND NATURAL GAS PRODUCTION AND EXPLORATION                  2003           2002         % CHANGE
----------------------------------------------                 -------        -------       --------
                                                               (DOLLARS IN THOUSANDS,
                                                                EXCEPT SALES PRICES)
Revenues ..............................................        $16,329        $10,673         53.0%
Direct operating costs ................................        $ 3,509        $ 2,985         17.6%
Selling, general and administrative ...................        $ 1,090        $ 1,148         (5.1)%
Depreciation and depletion ............................        $ 6,664        $ 4,441         50.1%
Operating income ......................................        $ 5,066        $ 2,099        141.4%
Capital expenditures ..................................        $ 7,368        $ 5,441         35.4%
Average net daily oil production (Bbls) ...............            788            784          0.5%
Average net daily gas production (Mcf) ................          5,798          5,375          7.9%
Average oil sales price (per Bbl) .....................        $ 30.53        $ 24.20         26.2%
Average gas sales price (per Mcf) .....................        $  5.20        $  2.68         94.0%

      Increased revenues and operating income are primarily attributable to increased prices received from sales of oil and natural gas and to a lesser extent, increases in production.

CORPORATE AND OTHER                                         2003           2002        % CHANGE
-------------------                                       -------         ------       --------
                                                               (IN THOUSANDS)
Selling, general and administrative ..............        $ 6,582         $6,509         1.1%
Bad debt expense .................................        $   259         $  195        32.8%
Depreciation, depletion and amortization .........        $   333         $  333         0.0%
Other (income) expense ...........................        $(1,582)        $(149)         N/A%
Restructuring and other charges ..................        $(2,452)        $4,700         N/A%
Capital expenditures .............................        $    --         $2,528         N/A%

     In 2003, Restructuring and other charges primarily reflects a payment received in the first quarter of 2003 of approximately $2.5 million as settlement for contract drilling services previously provided in Mexico by Norton Drilling Company Mexico, Inc., a wholly-owned subsidiary of the Company. The underlying accounts receivable balance had been reserved as uncollectible at the time of the Company's acquisition of Norton Drilling Company Mexico, Inc. in 1999. In 2002, Restructuring and other charges primarily reflects a $4.7 million charge due to the financial failure of a workers' compensation insurance carrier we used from 1992 until March 2001.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      We currently have no significant exposure to interest rate market risk because we have no outstanding balance under our credit facility. Should we incur a balance in the future, we would have exposure associated with the floating rate of the interest charged on that balance. The revolving credit facility calls for periodic interest payments at a floating rate ranging from LIBOR plus 1.75 % to 2.75%. The applicable rate above LIBOR (1.75% at September 30, 2003) is based upon our trailing twelve-month EBITDA (earnings before interest expense, income taxes, and depreciation, depletion, and amortization expense). Our exposure to interest rate risk due to changes in LIBOR is not expected to be material.

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

ITEM 4. CONTROLS AND PROCEDURES

      As of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934) was evaluated by our management, with the participation of our Chief Executive Officer, Cloyce A. Talbott (principal executive officer), and our Vice President, Chief Financial Officer, Secretary and Treasurer, Jonathan D. Nelson (principal financial officer). Messrs. Talbott and Nelson have concluded that our disclosure controls and procedures are effective, as of the end of the period covered by this Quarterly Report on Form 10-Q, to help ensure that information we are required to disclose in reports that we file with the SEC is accumulated and communicated to management and recorded, processed, summarized and reported within the time periods prescribed by the SEC.

      There were no changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                                 ---------------

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

                           PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  EXHIBITS.

         The following exhibits are filed herewith or incorporated by reference, as indicated:

3.1        Restated Certificate of Incorporation, as amended. (1)

3.2        Amended and Restated Bylaws. (2)

31.1 Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2 Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

----------------------

(1) Incorporated herein by reference to Item 6, "Exhibits and Reports on Form 8-K" to Form 10-Q for the quarterly period ended June 30, 2003.

(2) Incorporated herein by reference to Item 14, "Exhibits, Financial Statement Schedules and Reports on Form 8-K" to Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

         (b) REPORT ON FORM 8-K.

           On July 23, 2003, the Company furnished a Current Report on Form 8-K, dated July 23, 2003, furnishing the Company's public announcement of its second quarter 2003 results from operations, including the Condensed Consolidated Statements of Income and Additional Financial and Operating Data.

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

DATED: November 14, 2003