Form 10-K/A
period 2002-12-31
PATTERSON UTI ENERGY INC
filed 2003-12-31
CIK 889900

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ---------------------


                                  FORM 10-K/A
                               (AMENDMENT NO. 1)

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

                                 (325) 574-6300

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

    Documents incorporated by reference:


    Portions of the Definitive Proxy Statement for the 2003 Annual Meeting of Stockholders filed by the registrant with the Securities and Exchange Commission on March 24, 2003 (Part III)


--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                EXPLANATORY NOTE



     We are filing this Amendment No. 1 to our Annual Report on Form 10-K in response to comments received by us from the Staff of the Securities and Exchange Commission. Unless otherwise stated, all information contained in this amendment is as of February 7, 2003, the filing date of our original Annual Report on Form 10-K for the fiscal year ended December 31, 2002.


                             ---------------------


     This Report on Form 10-K/A (including documents incorporated by reference herein) contains statements with respect to our expectations and beliefs as to future events. These types of statements are "forward-looking" and subject to uncertainties. Readers are cautioned that such forward-looking statements should be read in conjunction with our disclosures under the heading: "Forward Looking Statements and Cautionary Statements for Purposes of the 'Safe Harbor' Provisions of the Private Securities Litigation Reform Act of 1995" beginning on page 15.



     This report on Form 10-K/A, along with our quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, are available through our Internet website (www.patenergy.com) as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.


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

CONTRACT DRILLING OPERATIONS

     GENERAL -- We market our contract drilling services to major and independent oil and natural gas operators. As of December 31, 2002, we owned 324 drilling rigs which are located in the following regions:

     - 262 in Texas and New Mexico (1),

     - 41 in Oklahoma,

     - 5 in Utah, and

     - 16 in Western Canada.
     --------------------

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

     - engines,

     - drawworks or hoists,

     - derricks or masts,

     - pumps to circulate the drilling fluid,

     - blowout preventers,

     - drill string (pipe), and

     - other related equipment.


     Over time, many of the components on a drilling rig are replaced or rebuilt. We spend significant funds each year on an ongoing program of modifying and upgrading our drilling rigs to ensure that our drilling equipment is well maintained and competitive. During fiscal years 2002, 2001, and 2000, we capitalized approximately $65 million, $151 million, and $117 million, respectively, to modify and upgrade our drilling rigs.


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

                                                              AS OF DECEMBER 31,
                                                          ---------------------------
                                                           2002      2001      2000
                                                          -------   -------   -------
                                                                (IN THOUSANDS)
Proved Developed Reserves:
  Oil (Bbls)............................................    1,227     1,047     1,129
  Gas (Mcf).............................................    6,240     4,634     3,880
  Total (BOE)...........................................    2,267     1,819     1,776
Estimated future net revenues before income taxes.......  $46,016   $19,597   $31,891
Present value of estimated future net revenues before
  income taxes, discounted at 10%.......................  $32,308   $14,492   $22,801
Standardized measure of discounted future net cash
  flows(1)..............................................  $21,100   $10,714   $16,640


---------------

(1) For the calculation of standardized measure of discounted future net cash flows, see Note 20 of Notes to Consolidated Financial Statements included as a part of Item 8 of this Report.



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


     PRODUCTION -- At December 31, 2002, we held a working interest in 305 productive wells, of which 147 were considered oil and 158 were considered natural gas. A productive well is a well producing oil or natural gas in commercial quantities. A working interest is the operating interest under an oil or natural gas lease. It gives the owner the right to explore for and produce oil or natural gas from the lease. We were the operator of 256 of these wells at December 31, 2002. The following table sets forth our net oil and natural gas production, average sales price, and average production costs. Production costs are costs incurred to operate and maintain our wells and related equipment and include costs of labor, well service and repair, utilities, field supervision, property taxes, production and severance taxes and related charges.



                                                             YEAR ENDED DECEMBER 31,
                                                             ------------------------
                                                              2002     2001     2000
                                                             ------   ------   ------
Average net daily production:
  Oil (Bbls)...............................................     794      739      752
  Gas (Mcf)................................................   5,109    4,654    3,784
  Total (BOE)..............................................   1,646    1,515    1,383
Average sales prices:
  Oil (per Bbl)............................................  $25.02   $24.88   $29.99
  Gas (per Mcf)............................................    2.91     4.12     3.87
Average production costs (per BOE).........................  $ 5.11   $ 5.32   $ 6.41



     PRODUCTIVE WELLS -- The following table sets forth information regarding the number of productive wells in which we held a working interest as of the end of 2002. One or more completions in the same well bore are reflected as one well.



                                                               PRODUCTIVE
                                                                  WELLS
                                                              -------------
                                                              GROSS    NET
                                                              -----   -----
Oil.........................................................   147    32.88
Gas.........................................................   158    19.99
                                                               ---    -----
          Total.............................................   305    52.87
                                                               ===    =====

     A productive well is a well producing oil or natural gas in commercial quantities. A working interest is the operating interest under an oil and natural gas lease. It gives the owner the right to explore for and produce oil and natural gas from the lease.



     DEVELOPED AND UNDEVELOPED ACREAGE -- The following table sets forth the developed and undeveloped acreage in which we owned a working interest at the end of 2002:



                                                  DEVELOPED ACREAGE     UNDEVELOPED ACREAGE
                                                  ------------------    --------------------
                    LOCATION                       GROSS       NET       GROSS        NET
                    --------                      -------    -------    --------    --------
Texas...........................................  57,590     10,219      48,017       9,840
Kansas..........................................     320         45          --          --
New York........................................     160        131          --          --
New Mexico......................................   3,639        443         601          96
Mississippi.....................................   2,000        306      20,000       4,400
Ohio............................................     880         86          --          --
Pennsylvania....................................     880        129          --          --
                                                  ------     ------      ------      ------
          Total.................................  65,469     11,359      68,618      14,336
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



                                                              LEASE ACRES EXPIRING
                                                              --------------------
                                                               GROSS        NET
                                                              --------    --------
Years ending:
December 31, 2003...........................................    5,367       1,262
December 31, 2004...........................................    4,871       1,123
December 31, 2005 and later.................................   58,380      11,951
                                                               ------      ------
          Total.............................................   68,618      14,336
                                                               ======      ======



     DRILLING ACTIVITIES -- The following table sets forth the results of our participation in the drilling of developmental and exploratory wells during 2000, 2001 and 2002:



                                            DEVELOPMENTAL WELLS             EXPLORATORY WELLS
                                        ----------------------------   ---------------------------
                                         PRODUCTIVE      DRY HOLES      PRODUCTIVE     DRY HOLES
                                        -------------   ------------   ------------   ------------
       YEAR ENDED DECEMBER 31,          GROSS    NET    GROSS   NET    GROSS   NET    GROSS   NET
       -----------------------          -----   -----   -----   ----   -----   ----   -----   ----
2000..................................   16      3.63    14     3.33     4     0.50     3     0.57
2001..................................   20      3.82     5     1.06     5     0.87     2     0.56
2002..................................   24      4.17    11     2.67     6     0.56     1     0.25
                                         --     -----    --     ----    --     ----     --    ----
          Total.......................   60     11.62    30     7.06    15     1.93     6     1.38
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

INCORPORATION BY REFERENCE


     The various factors disclosed under the caption "Forward Looking Statements and Cautionary Statement for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995," beginning on page 15 of this Report, are incorporated by this reference into Items 1 and 2 of this Report. Readers of this Report should review those factors in conjunction with their review of Items 1 and 2.


CORPORATE HEADQUARTERS, FIELD OFFICES, AND OTHER FACILITIES

     Our corporate headquarters are located in Snyder, Texas. We also have a number of offices, yard, and stockpoint facilities located in our various operating areas.


     Our corporate headquarters are located at 4510 Lamesa Highway, Snyder, Texas, and our telephone number at that address is (325) 574-6300. There are a number of improvements at our headquarters, including:


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


     Patterson-UTI from time to time makes written or oral forward-looking statements, including statements contained in this Annual Report on Form 10-K/A, our other filings with the SEC, press releases, and reports to stockholders. These forward-looking statements are made pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. These statements include, without limitation, statements relating to liquidity, financing of operations, sources and sufficiency of funds, and impact of inflation. The words "believes," "budgeted," "expects," "project," "will," "could," "may," "plans," "intends," "strategy," or "anticipates," and similar expressions are used to identify our forward-looking statements. We do not undertake to update, revise, or correct any of our forward-looking information.


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

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.


     Our common stock, par value $0.01 per share, is publicly traded on the Nasdaq National Market and is quoted under the symbol "PTEN." In December 2002, our common stock was added to the Nasdaq-100 Index and in November 2001, our common stock was added to the S&P MidCap 400 Index. Our common stock is also included in several other market indexes.



     The following table sets forth the high and low sales prices of our common shares for the periods indicated:



                                                               HIGH     LOW
                                                              ------   ------
2002:
First quarter...............................................  $29.85   $18.87
Second quarter..............................................   34.60    26.83
Third quarter...............................................   29.78    20.63
Fourth quarter..............................................   33.97    23.96
2001:
First quarter...............................................  $41.38   $28.62
Second quarter..............................................   36.83    16.01
Third quarter...............................................   19.49    11.06
Fourth quarter..............................................   25.73    11.80


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

                                                        YEAR ENDED DECEMBER 31,
                                          ----------------------------------------------------
                                            2002       2001       2000       1999       1998
                                          --------   --------   --------   --------   --------
                                                (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
INCOME STATEMENT DATA:
Operating revenues:
  Drilling..............................  $410,295   $839,931   $512,998   $266,212   $329,003
  Drilling and completion fluids........    69,943     94,456     32,053     11,686     13,397
  Pressure pumping......................    32,996     39,600     21,465     20,721     23,365
  Oil and natural gas...................    14,723     15,988     15,806      8,563      7,170
  Other.................................        --         --         --        184        192
                                          --------   --------   --------   --------   --------
     Total..............................   527,957    989,975    582,322    307,366    373,127
                                          --------   --------   --------   --------   --------
Operating costs and expenses:
  Drilling..............................   318,201    487,343    384,840    224,590    253,768
  Drilling and completion fluids........    60,762     80,034     26,545      9,864     10,205
  Pressure pumping......................    19,802     21,146     13,403     12,219     14,041
  Oil and natural gas...................     3,956      5,190      4,872      2,500      3,696
  Depreciation, depletion, and
     amortization.......................    91,216     86,159     61,464     52,553     51,436
  General and administrative............    26,140     28,561     22,190     17,735     20,004
  Bad debt expense......................       320      2,045        570        282      1,233
  Merger costs..........................        --      5,943         --         --         --
  Restructuring and other charges.......     4,700      7,202         --         --         --
  Other.................................      (538)      (820)      (147)    (2,927)      (335)
                                          --------   --------   --------   --------   --------
     Total..............................   524,559    722,803    513,737    316,816    354,048
                                          --------   --------   --------   --------   --------
Operating income (loss).................     3,398    267,172     68,585     (9,450)    19,079
                                          --------   --------   --------   --------   --------
Other income (expense)..................       441       (677)    (8,481)    (7,053)    (5,953)
                                          --------   --------   --------   --------   --------
Income (loss) before income taxes.......     3,839    266,495     60,104    (16,503)    13,126

                                                        YEAR ENDED DECEMBER 31,
                                          ----------------------------------------------------
                                            2002       2001       2000       1999       1998
                                          --------   --------   --------   --------   --------
                                                (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Income tax expense (benefit)............     1,670    102,333     22,878     (4,766)     5,328
                                          --------   --------   --------   --------   --------
Net income (loss).......................  $  2,169   $164,162   $ 37,226   $(11,737)  $  7,798
                                          ========   ========   ========   ========   ========
Net income (loss) per common share:
  Basic.................................  $   0.03   $   2.15   $   0.52   $  (0.18)  $   0.12
                                          ========   ========   ========   ========   ========
  Diluted...............................  $   0.03   $   2.07   $   0.50   $  (0.18)  $   0.12
                                          ========   ========   ========   ========   ========
Weighted average number of common shares
  outstanding:
  Basic.................................    78,705     76,407     71,207     66,483     63,785
                                          ========   ========   ========   ========   ========
  Diluted...............................    81,252     79,197     74,841     66,483     65,757
                                          ========   ========   ========   ========   ========
BALANCE SHEET DATA:
Current assets..........................  $243,015   $199,458   $237,742   $106,091   $ 94,708
Total assets............................   942,509    869,642    739,898    496,715    468,554
Current liabilities.....................    75,152     89,286    110,443     60,930     46,871
Long-term debt..........................        --         --     79,416     82,196     87,435
Stockholders' equity....................   737,556    687,142    481,299    309,695    300,881
Working capital.........................   167,863    110,172    127,299     45,161     47,837

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



     Oil and natural gas properties -- Oil and natural gas properties are accounted for using the successful efforts method of accounting. Exploration and development costs which result directly in the discovery of oil and natural gas reserves are capitalized to the appropriate well. Exploration costs which do not result directly in the discovery of oil and natural gas reserves are charged to expense when such determinations are made. In accordance with paragraph 31(b) of SFAS 19, costs of exploratory wells are initially capitalized to wells in progress until the outcome of the drilling is known. We review wells in progress quarterly to determine the related reserve classification. If the reserve classification is uncertain after one year following the completion of drilling, we consider the costs of the well to be impaired and recognize the costs as expense. Geological and geophysical costs, including seismic costs, and costs to carry and retain undeveloped properties are charged to expense when incurred. Capitalized costs of both developmental and successful exploratory type wells, consisting of lease and well equipment, lease acquisition costs, and intangible development costs, are depreciated, depleted, and amortized on the units-of-production method, based on petroleum engineer estimates of proved oil and natural gas reserves of each respective field. The Company reviews its proved oil and natural gas properties for impairment when an event occurs such as downward revisions in reserve estimates or decreases in oil and natural gas prices. Proved properties are grouped by field and undiscounted cash flow estimates are provided by our reserve engineer. If the net book value of a field exceeds its undiscounted cash flow estimate, impairment expense is measured and recognized as the difference between its net book value and discounted cash flow. Unproved oil and natural gas properties are reviewed quarterly to determine impairment. The Company's intent to drill, lease expiration, and abandonment of area are considered. Assessment of impairment is made on a lease-by-lease basis. If an unproved property is determined to be impaired, then costs related to that property are expensed. Impairment expense is included in depreciation, depletion, and amortization in the accompanying financial statements.



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


     The decrease in selling, general, and administrative expense of 8.7% primarily relates to reduced employee incentive compensation in 2002. Restructuring and other charges reflect a $4.7 million charge taken in the second quarter of 2002 due to the financial failure of a workers' compensation insurance carrier we used from 1992 until March 2001. Merger costs and restructuring and other charges in 2001 include an aggregate of $13.1 million for professional fees, severance and related expenses, closing of duplicate operational facilities and costs to amend our credit facilities associated with the merger with UTI.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.


ITEM 9A. CONTROLS AND PROCEDURES.



     As of the end of the period covered by this Annual Report on Form 10-K/A, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934) was evaluated by our management, with the participation of our Chief Executive Officer, Cloyce A. Talbott (principal executive officer), and our Vice President, Chief Financial Officer, Secretary and Treasurer, Jonathan D. Nelson (principal financial officer). Messrs. Talbott and Nelson have concluded that our disclosure controls and procedures are effective, as of the end of the period covered by this Annual Report on Form 10-K/A, to help ensure that information we are required to disclose in reports that we file with the SEC is accumulated and communicated to management and recorded, processed, summarized and reported within the time periods prescribed by the SEC.



     There were no changes in our internal control over financial reporting that occurred during our last fiscal quarter (the quarter ended December 31, 2002) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.



     The information required by this Item is incorporated herein by reference to the information appearing under the captions "Proposal No. 1 -- Election of Directors", "Executive Officers" and "Other Matters -- Section 16(a) Beneficial Ownership Reporting Compliance" in the Definitive Proxy Statement filed by the Company with the Securities and Exchange Commission on March 24, 2003 (the "Proxy Statement").


ITEM 11. EXECUTIVE COMPENSATION.


     The information required by this Item is incorporated herein by reference to the information appearing under the captions "Proposal No. 1 -- Election of Directors -- Compensation of Directors", "Summary Compensation Table", "Options Granted During Fiscal Year 2002", "Aggregated Option Exercises in 2002 and Value Table at December 31, 2002", "Employment Contracts and Change-in-Control Arrangements" and "Compensation Committee Interlocks and Insider Participation" in the Proxy Statement.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.


     The information required by this Item is incorporated herein by reference to the information appearing under the captions "Proposal No. 2 -- Amendment to 1997 Long-Term Incentive Plan -- Summary Information Pertaining to All Stock Option and Related Plans of Patterson-UTI" and "Security Ownership of Principal Stockholders and Management" in the Proxy Statement.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.


     The information required by this Item is incorporated herein by reference to the information appearing under the caption "Certain Transactions" in the Proxy Statement.



ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.



     This information is not required to be disclosed in this Annual Report on Form 10-K/A pursuant to the SEC's Final Rule Release No. 33-8183, dated January 28, 2003.

                                    PART IV


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


  2.1    Agreement and Plan of Merger dated March 10, 2002 among
         Patterson-UTI Energy, Inc., Patterson-UTI Drilling Company
         LP, LLLP and Odin Drilling, Inc.(1)
  2.2 Stock Purchase Agreement dated as of June 11, 2002 by and among Patterson-UTI Energy, Inc. and Roper Family
         Properties, Ltd., Estate of Joe G. Roper, Patricia R.
         Elledge, Judy Kathleen Roper Davis, Jeanie Elisabeth
         Cornelius and J. Mark Roper.(2)
  2.3 Stock Purchase Agreement dated as of October 28, 2002 by and between Patterson-UTI Energy, Inc. and J. Mark Roper.(3)
  3.1    Restated Certificate of Incorporation, as amended.(4)
  3.2    Amended and Restated Bylaws.(5)
  4.1    Rights Agreement dated January 2, 1997, between Patterson
         Energy, Inc. and Continental Stock Transfer & Trust
         Company.(6)
  4.2    Amendment to Rights Agreement dated as of October 23,
         2001.(7)
  4.3    Restated Certificate of Incorporation, as amended (See
         Exhibit 3.1)
  4.4    Registration Rights Agreement with Bear, Stearns and Co.
         Inc., dated March 25, 1994, as assigned by REMY Capital
         Partners III, L.P.(5)
  4.5 Patterson-UTI Energy, Inc. 1993 Stock Incentive Plan, as amended.(8)*
  4.6    Patterson-UTI Energy, Inc. Non-Employee Directors' Stock
         Option Plan, as amended.(9)*
  4.7    Patterson-UTI Energy, Inc. Amended and Restated 1997
         Long-Term Incentive Plan.(4)*
  4.8    Amended and Restated Patterson-UTI Energy, Inc. Non-Employee
         Director Stock Option Plan(4)*
  4.9    Amended and Restated Patterson-UTI Energy, Inc. 1996
         Employee Stock Option Plan.(10)*
  4.10   1997 Stock Option Plan of DSI Industries, Inc.(11)*
  4.11   Stock Option Agreement dated July 20, 2001 between
         Patterson-UTI Energy, Inc. and Kenneth R. Peak (a non-employee director of Patterson-UTI Energy, Inc.).(5)*
 10.1    For additional material contracts, see Exhibits 4.1, 4.2 and
         4.4 through 4.11.
 10.2    Amended and Restated Loan and Security Agreement, dated July
         26, 2002.(12)
 10.3    Revolving Loan Promissory Note, dated July 26, 2002.(12)
 10.4    Amended and Restated Guaranty Agreement, dated July 26,
         2002.(12)
 10.5    Amended and Restated Pledge Agreement, dated July 26,
         2002.(12)
 10.6    Model Form Operating Agreement.(13)
 10.7    Form of Drilling Bid Proposal and Footage Drilling
         Contract.(13)
 10.8    Form of Turnkey Drilling Agreement.(13)
 21.1    Subsidiaries of the Registrant.(14)
 23.1    Consent of Independent Auditors -- PricewaterhouseCoopers
         LLP.
 23.2    Consent of Independent Auditors -- Ernst & Young LLP.
 23.3    Consent of Independent Petroleum Engineer -- M. Brian
         Wallace, P.E.
 31.1    Certification of Chief Executive Officer pursuant to Rule
         13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

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


(8) Incorporated herein by reference to Item 8, "Exhibits" to Registration Statement on Form S-8 (File No. 333-39471) filed on March 13, 1998.



(9) Incorporated herein by reference to Item 8, "Exhibits" to Registration Statement on Form S-8 (File No. 333-39471) filed on November 4, 1997.



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



(13) Incorporated herein by reference to Item 27, "Exhibits" to Registration Statement on Form SB-2 (File No. 33-68058-FW) filed on August 30, 1993.



(14) Incorporated herein by reference to Item 15, "Exhibits, Financial Statement Schedules and Reports on Form 8-K" to Annual Report on Form 10-K for the fiscal year ended December 31, 2002.


* Management Contract or Compensatory Plan identified as required by Item 15(a)(3) of Form 10-K.

(b) Reports on Form 8-K.

     There were no reports on Form 8-K filed during the three months ended December 31, 2002.

                                    INDEX TO
                       CONSOLIDATED FINANCIAL STATEMENTS


                                                               PAGE
                                                              -------
Report of Independent Auditors; PricewaterhouseCoopers
  LLP.......................................................      F-2
Report of Independent Auditors; Ernst & Young LLP...........      F-3
Consolidated Financial Statements:
  Consolidated Balance Sheets as of December 31, 2002 and
     2001...................................................      F-4
  Consolidated Statements of Income for the years ended
     December 31, 2002, 2001, and 2000......................      F-5
  Consolidated Statements of Changes In Stockholders' Equity
     for the years ended
     December 31, 2002, 2001, and 2000......................      F-6
  Consolidated Statements of Changes In Cash Flows for the
     years ended
     December 31, 2002, 2001, and 2000......................      F-7
  Notes to Consolidated Financial Statements................      F-9

                         REPORT OF INDEPENDENT AUDITORS


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

                  PATTERSON-UTI ENERGY, INC. AND SUBSIDIARIES

     PROPERTY AND EQUIPMENT -- Property and equipment is carried at cost less accumulated depreciation. Depreciation is provided on the straight-line method over the estimated useful lives. The method of depreciation does not change when equipment becomes idle. The estimated useful lives are defined below.


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


     OIL AND NATURAL GAS PROPERTIES -- Oil and natural gas properties are accounted for using the successful efforts method of accounting. Under the successful efforts method of accounting, exploration costs which result directly in the discovery of oil and natural gas reserves and all development costs are capitalized to the appropriate well. Exploration costs which do not result directly in discovering oil and natural gas reserves are charged to expense when such determinations are made. In accordance with paragraph 31(b) of SFAS 19, costs of exploratory wells are initially capitalized to wells in progress until the outcome of the drilling is known. We review wells in progress quarterly to determine the related reserve classification. If the reserve classification is uncertain after one year following the completion of drilling, we consider the costs of the well to be impaired and recognize the costs as expense. Geological and geophysical costs, including seismic costs, and costs to carry and retain undeveloped properties are charged to expense when incurred. The capitalized costs of both developmental and successful exploratory type wells, consisting of lease and well equipment, lease acquisition costs, and intangible development costs, are depreciated, depleted, and amortized on the units-of-production method, based on petroleum engineer estimates of proved oil and natural gas reserves of each respective field. The Company reviews its proved oil and natural gas properties for impairment when an event occurs such as downward revisions in reserve estimates or decreases in oil and natural gas prices. Proved properties are grouped by field and undiscounted cash flow estimates are provided by our reserve engineer. If the net book value of a field exceeds its undiscounted cash flow estimate, impairment expense is measured and recognized as the difference between its net book value and discounted cash flow. Unproved oil and natural gas properties are reviewed quarterly to determine impairment. The Company's intent to drill, lease expiration, and abandonment of area are considered. Assessment of impairment is made on a lease-by-lease basis. If an unproved property is determined to be impaired, then costs related to that property are expensed. Impairment expense is included in depreciation, depletion, and amortization in the accompanying financial statements.


     INTANGIBLE ASSETS -- Intangible assets consist primarily of goodwill and covenants not to compete arising from business combinations (see Notes 2 and 5). Intangible assets other than goodwill are amortized on a straight line basis over their estimated useful lives. Covenants not to compete are amortized over their underlying contractual lives. Prior to 2002, goodwill, representing the excess of the purchase price over the estimated fair value of the net assets of the acquired business, was amortized over the period of expected benefit of 15 years. However, effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," ("SFAS No. 142") which requires that the Company cease amortization of all intangible assets having indefinite useful economic lives. Such assets, including goodwill, are not to be amortized until their lives are determined to be finite, however, a recognized intangible asset with an indefinite useful life should be tested for impairment annually or on an interim basis if events or circumstances indicate that the fair value of the asset has decreased below its carrying value. At December 31, 2002, the Company evaluated its goodwill and determined that fair value had

                  PATTERSON-UTI ENERGY, INC. AND SUBSIDIARIES not decreased below carrying value and no adjustment to impair goodwill was necessary in accordance with SFAS No. 142.

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

     STOCK BASED COMPENSATION -- The Company grants stock options to employees and non-employee directors under stock-based incentive compensation plans, (the "Plans"). The Company accounts for all stock-based employee compensation plans under the recognition and measurement provisions of APB Opinion No. 25, "Accounting for Stock Issued to Employees," ("APB No. 25") and related interpretations. Under APB No. 25, no stock-based employee compensation cost is reflected in net income, as all options granted

                  PATTERSON-UTI ENERGY, INC. AND SUBSIDIARIES under those plans had an exercise price equal to or in excess of the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share as if the company had applied the fair value recognition provisions of FASB Statement No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation:

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

                  PATTERSON-UTI ENERGY, INC. AND SUBSIDIARIES

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

2. MERGERS AND ACQUISITIONS

2002 ACQUISITION


     ODIN DRILLING, INC. -- On March 21, 2002, the Company acquired five SCR electric land-based drilling rigs through the acquisition of Odin Drilling, Inc., for a purchase price of $16.9 million. The purchase price consisted of 650,000 shares of common stock valued at $26.06 per share. A deferred tax liability of $4.1 million was recorded as a result of the transaction. The transaction was accounted for as an acquisition of assets and the purchase price was allocated among the rigs based on their fair values.


2001 MERGER AND ACQUISITIONS


     CLEERE DRILLING COMPANY -- On December 21, 2001, the Company acquired 17 drilling rigs and related equipment from Cleere Drilling Company for an aggregate purchase price of $25.8 million. The purchase price consisted of $13.5 million cash plus 450,000 shares of its common stock and warrants to acquire an additional 325,000 shares of common stock at an exercise price of $26.75 per share. The common stock was recorded at $21.55 per share and the warrants were valued at $8.00 per underlying share of the Company's Common Stock using the Black-Scholes option valuation model. The transaction was accounted for as an acquisition of assets and the purchase price was allocated to the rigs and related equipment acquired.


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

                  PATTERSON-UTI ENERGY, INC. AND SUBSIDIARIES

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


     JONES DRILLING CORPORATION -- On January 5, 2001, the Company consummated the transactions contemplated by certain agreements among the Company and Jones Drilling Corporation and three of its affiliated entities. The acquired assets consisted of 21 drilling rigs and related equipment and approximately $2.3 million of net working capital. The purchase price of $33.2 million consisted of 810,070 shares of the Company's common stock valued at $26.8125 per share and $11.3 million cash plus approximately $240,000 in transaction costs. The transaction was accounted for as a business combination and the purchase price, net of working capital acquired, was allocated among the assets acquired based on their estimated fair market values as of the date of the transaction.



     OTHER -- In January 2001, the Company acquired six drilling rigs, through three separate transactions, for approximately $15.7 million cash in aggregate. The transactions were accounted for as acquisitions of assets and the purchase price was allocated to the rigs acquired.


2000 MERGER AND ACQUISITIONS


     AMBAR, INC. -- In October 2000, the Company completed, through a wholly owned subsidiary, the acquisition of the drilling and completion fluid operations of Ambar, Inc., a non-affiliated entity with its principal operations in Louisiana, the Gulf Coast region of South Texas and the Gulf of Mexico. The purchase price of $12.4 million consisted of cash of $11.7 million and $680,000 of direct costs incurred related to the acquisition. The assets acquired included net working capital of approximately $7.8 million (current assets of $18.2 million and current liabilities assumed of $10.4 million). The transaction was accounted for as a business combination and the purchase price, net of working capital acquired, was allocated to the fixed assets based on their estimated fair market values as of the date of the transaction.



     OTHER -- In September, 2000, the Company acquired four drilling rigs in two separate transactions for a total of $7.7 million in cash. The transactions were accounted for as acquisitions of assets and the purchase price was allocated to the rigs acquired.



     HIGH VALLEY DRILLING, INC. -- On June 2, 2000, the Company completed the merger of High Valley Drilling, Inc., a privately held, non-affiliated company, with and into Patterson-UTI Drilling Company LP, LLLP, a wholly owned subsidiary of Patterson-UTI. The purchase price of $21.8 million was funded using 1,150,000 shares of common stock valued at $18 per share, three-year warrants to acquire 127,000 shares at $22 per share and approximately $208,000 of direct costs incurred related to the transaction. Using a Black-Scholes model, the warrants were valued at $900,000. The assets acquired consisted of eight drilling rigs and other related equipment. The transaction was accounted for as an acquisition of assets and the purchase price was allocated among such assets based upon the estimated fair market value of the drilling rigs and related equipment.



     ASSET SWAP. -- On May 15, 2000, the Company, in a non-monetary exchange, acquired a drilling rig in exchange for certain drilling rig components and drill pipe with a net book value of approximately $970,000.

                  PATTERSON-UTI ENERGY, INC. AND SUBSIDIARIES

The transaction was accounted for as an acquisition of assets and no gain or loss was recognized on this transaction.



     PHELPS DRILLING INTERNATIONAL LTD. -- On May 5, 2000, the Company acquired the land drilling operations of Phelps Drilling International Ltd. for $29.6 million in cash. Phelps' assets and operations are located in the Canadian provinces of Alberta, Saskatchewan and British Columbia. The acquired assets consisted of fourteen land drilling rigs and related equipment. The acquisition was accounted for as a business combination and the purchase price was allocated among such assets based upon the fair market value of the drilling rigs and related equipment.



     WEK DRILLING CO., INC. -- On March 31, 2000, the Company acquired the outstanding stock of WEK Drilling Co., Inc., a privately held, non-affiliated drilling company with its principal operations in Southeast New Mexico. The purchase price of $6.8 million, which is net of cash acquired, was funded using $5.66 million of proceeds from the Company's existing credit facility and 53,000 shares of the Company's common stock valued at $29.0625 per share and approximately $77,000 of direct costs incurred related to the transaction. The assets acquired consisted of four operable drilling rigs, other related equipment, and working capital of $1.2 million. Immediately following the transaction, certain assets unrelated to the oil and natural gas industry were sold back to one of the previous owners for a cash payment of $1.0 million. The transaction was accounted for as an acquisition of assets and the purchase price of $6.8 million, less the $1.0 million of unrelated assets that were subsequently sold and the net working capital acquired, was allocated among the acquired assets based upon the estimated fair market value of the drilling rigs and related equipment.


3. COMPREHENSIVE INCOME

     The following table illustrates the Company's comprehensive income including the effects of foreign currency translation adjustments for the years ended December 31, 2002, 2001, and 2000 (in thousands):

                                                           2002      2001      2000
                                                          ------   --------   -------
Net income..............................................  $2,169   $164,162   $37,226
Other comprehensive income:
Foreign currency translation adjustment related to our
  Canadian operations...................................     457     (2,326)       30
Unrealized gain on equity securities, net of tax........      30         --        --
                                                          ------   --------   -------
Comprehensive income....................................  $2,656   $161,836   $37,256
                                                          ======   ========   =======

4. PROPERTY AND EQUIPMENT

     Property and equipment consisted of the following at December 31, 2002 and 2001 (in thousands):


                                                                 2002        2001
                                                              ----------   --------
Drilling rigs and related equipment.........................  $  895,125   $810,910
Other equipment.............................................      54,788     46,201
Oil and natural gas properties..............................      49,736     45,839
Buildings...................................................      11,073     10,357
Land........................................................       3,779      3,703
                                                              ----------   --------
                                                               1,014,501    917,010
Less accumulated depreciation and depletion.................    (386,767)  (302,590)
                                                              ----------   --------
                                                              $  627,734   $614,420
                                                              ==========   ========

                  PATTERSON-UTI ENERGY, INC. AND SUBSIDIARIES

5. GOODWILL AND OTHER INTANGIBLE ASSETS

     Intangible assets consist primarily of goodwill and covenants not to compete arising from business combinations (see Note 2). In accordance with SFAS No. 142, all of our intangible assets that have definite lives are being amortized on a straight-line basis over their estimated useful lives and goodwill is evaluated to determine if fair value of the asset has decreased below its carrying value. At December 31, 2002, we evaluated goodwill and determined no adjustment to impair goodwill was necessary. Amortization expense of approximately $4.7 million recognized during 2001 and during 2000, would not have been recognized under SFAS No. 142. Goodwill and other intangible assets as of December 31, 2002 and 2001 are as follows (in thousands):

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
                                                              =======   =======


     The amount of goodwill and other intangible assets as of December 31, 2002 and 2001 assigned to the contract drilling and drilling and completion fluids operating segments, the only operating segments that had intangible assets for such periods, is as follows (in thousands):



2002
Contract Drilling:
  Goodwill......................  $56,543.. Accumulated Amortization........   $16,278
  Non-Competes & Other..........  $ 1,909   Accumulated Amortization........   $   828
Drilling and Completion Fluids:
  Goodwill......................  $13,317   Accumulated Amortization........   $ 3,383
  Non-Competes & Other..........  $    47   Accumulated Amortization........   $    14
2001
Contract Drilling:
  Goodwill......................  $56,543   Accumulated Amortization........   $16,278
  Non-Competes & Other..........  $ 3,588   Accumulated Amortization........   $ 2,189
Drilling and Completion Fluids:
  Goodwill......................  $13,317   Accumulated Amortization........   $ 3,383
  Non-Competes & Other..........  $    47   Accumulated Amortization........   $    11

                  PATTERSON-UTI ENERGY, INC. AND SUBSIDIARIES

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
                                                           ======     ========     =======

                  PATTERSON-UTI ENERGY, INC. AND SUBSIDIARIES

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

                  PATTERSON-UTI ENERGY, INC. AND SUBSIDIARIES

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

                  PATTERSON-UTI ENERGY, INC. AND SUBSIDIARIES

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

                  PATTERSON-UTI ENERGY, INC. AND SUBSIDIARIES

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

                  PATTERSON-UTI ENERGY, INC. AND SUBSIDIARIES

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

15. BUSINESS SEGMENTS


     The Company conducts its business through four distinct operating segments: contract drilling of oil and natural gas wells, drilling and completion fluids services and pressure pumping services to operators in the oil and natural gas industry, and the exploration, development, acquisition and production of oil and natural gas. Each of these segments represents a distinct type of business based upon the type and nature of services and products offered. These segments have separate management teams which report to the Company's chief executive officer and have distinct and identifiable revenues and expenses.


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

     DRILLING AND COMPLETION FLUIDS -- The Company provides contract drilling and completion fluids services to oil and natural gas operators in West Texas, Southeast New Mexico, South Texas, East Texas, Oklahoma, the Gulf Coast regions of Texas and Louisiana, and the Gulf of Mexico. Drilling and completion fluids are used by oil and natural gas operators during the drilling process to control pressure when drilling oil and natural gas wells. The drilling fluids operations were added by the Company during 1998 with its acquisition of two companies with operations in Texas, New Mexico, Oklahoma, and Colorado. Our services

                  PATTERSON-UTI ENERGY, INC. AND SUBSIDIARIES were expanded to include completion fluids in October 2000 with the acquisition of the drilling and completion fluids division of Ambar, Inc., which had operations in the coastal areas of Texas, Louisiana, and in the Gulf of Mexico. Our drilling and completion fluids services operations had an operating loss of $278,000 in 2002.

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

     The following tables summarize selected financial information relating to our business segments (in thousands):


                                                                DECEMBER 31,
                                                       ------------------------------
                                                         2002       2001       2000
                                                       --------   --------   --------
Revenues:
  Contract drilling..................................  $410,295   $839,931   $512,998
  Drilling and completion fluids.....................    69,943     94,456     32,053
  Pressure pumping...................................    32,996     39,600     21,465
  Oil and natural gas................................    14,723     15,988     15,806
                                                       --------   --------   --------
Total revenues.......................................  $527,957   $989,975   $582,322
                                                       ========   ========   ========
Income before income taxes:
  Contract drilling..................................  $  7,607   $274,514   $ 68,427
  Drilling and completion fluids.....................      (278)     3,842       (250)
  Pressure pumping...................................     6,090     12,649      3,302
  Oil and natural gas................................     3,945        756      5,807
                                                       --------   --------   --------
                                                         17,364    291,761     77,286
  Corporate and other................................    (9,266)   (11,444)    (8,701)
  Merger costs.......................................        --     (5,943)        --
  Restructuring and other charges(a).................    (4,700)    (7,202)        --
  Interest income....................................     1,110      2,080      1,377
  Interest expense...................................      (532)    (3,142)   (10,108)
  Other..............................................      (137)       385        250
                                                       --------   --------   --------
Income before income taxes...........................  $  3,839   $266,495   $ 60,104
                                                       ========   ========   ========


---------------


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

20. SUPPLEMENTARY OIL AND NATURAL GAS RESERVE INFORMATION AND RELATED DATA (UNAUDITED)


OIL AND GAS EXPENDITURES AND CAPITALIZED COSTS



     Gross oil and natural gas expenditures by the Company for the years ended December 31, 2002, 2001 and 2000 are summarized below (in thousands):



                                                             2002     2001      2000
                                                            ------   -------   ------
Property acquisition costs...............................   $  905   $ 3,813   $  798
Exploration costs........................................    6,267     6,788    5,401
Development costs........................................      845     1,354    1,012
                                                            ------   -------   ------
                                                            $8,017   $11,955   $7,211
                                                            ======   =======   ======

                  PATTERSON-UTI ENERGY, INC. AND SUBSIDIARIES

20. SUPPLEMENTARY OIL AND NATURAL GAS RESERVE INFORMATION AND RELATED DATA (UNAUDITED) -- (CONTINUED)


     The aggregate amount of capitalized costs of oil and natural gas properties as of December 31, 2002, 2001 and 2000 are comprised of the following (in thousands):



                                                         2002       2001       2000
                                                       --------   --------   --------
Proved properties...................................   $ 44,849   $ 43,500   $ 37,709
Accumulated depreciation and depletion..............    (35,684)   (35,828)   (28,338)
                                                       --------   --------   --------
                                                       $  9,165   $  7,672   $  9,371
                                                       ========   ========   ========


RESULTS OF OPERATIONS FOR OIL AND NATURAL GAS PRODUCING ACTIVITIES:


Oil and natural gas sales...........................   $ 12,738   $ 13,842   $ 13,619
Gain on sale of oil and natural gas properties......        303        213          4
                                                       --------   --------   --------
                                                         13,041     14,055     13,623
                                                       --------   --------   --------
Costs and expenses:
Lease operating and production costs................      3,068      3,978      3,245
Exploration costs including dry holes and
  abandonments......................................        785      1,038      1,627
Depreciation and depletion..........................      4,633      6,317      3,601
Impairment of oil and natural gas properties........        727      1,100         --
                                                       --------   --------   --------
                                                          9,213     12,433      8,473
                                                       --------   --------   --------
Results of operations for oil and natural gas
  producing activities, before taxes................   $  3,828   $  1,622   $  5,150
                                                       ========   ========   ========


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
                                                                ======      =======


     Estimates of our proved reserves and future net revenues are determined based on various assumptions such as oil and natural gas prices, operating costs, reservoir performance, and economic conditions. The oil and natural gas prices and operating cost assumptions were based on the actual prices and costs in effect as of the date of such estimates. These assumptions are held constant throughout the life of the properties, except operating costs are adjusted for contractual escalations. Our reserve engineer estimates the assumptions relating to reservoir performance and economic conditions using information available and industry experience. The oil and natural gas prices used to value our reserves as of December 31, 2002 were $31.20 per Bbl of oil and $4.789 per Mcf of natural gas. Estimates of reserves and production performance are subjective and may change materially as actual production information becomes available.

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


                                                 PATTERSON-UTI ENERGY, INC.

Date: December 30, 2003                                    By: /s/ CLOYCE A. TALBOTT
                                                 ---------------------------------------------
                                                               Cloyce A. Talbott
                                                            Chief Executive Officer

                                 EXHIBIT INDEX


  EXHIBIT
   NUMBER                              DESCRIPTION
  -------                              -----------
    2.1        Agreement and Plan of Merger dated March 10, 2002 among
               Patterson-UTI Energy, Inc., Patterson-UTI Drilling Company
               LP, LLLP and Odin Drilling, Inc.(1)
    2.2        Stock Purchase Agreement dated as of June 11, 2002 by and
               among Patterson-UTI Energy, Inc. and Roper Family
               Properties, Ltd., Estate of Joe G. Roper, Patricia R.
               Elledge, Judy Kathleen Roper Davis, Jeanie Elisabeth
               Cornelius and J. Mark Roper.(2)
    2.3        Stock Purchase Agreement dated as of October 28, 2002 by and between Patterson-UTI Energy, Inc. and J. Mark Roper.(3)
    3.1        Restated Certificate of Incorporation, as amended.(4)
    3.2        Amended and Restated Bylaws.(5)
    4.1        Rights Agreement dated January 2, 1997, between Patterson
               Energy, Inc. and Continental Stock Transfer & Trust
               Company.(6)
    4.2        Amendment to Rights Agreement dated as of October 23,
               2001.(7)
    4.3        Restated Certificate of Incorporation, as amended (See
               Exhibit 3.1)
    4.4        Registration Rights Agreement with Bear, Stearns and Co.
               Inc., dated March 25, 1994, as assigned by REMY Capital
               Partners III, L.P.(5)
    4.5        Patterson-UTI Energy, Inc. 1993 Stock Incentive Plan, as
               amended.(8)*
    4.6        Patterson-UTI Energy, Inc. Non-Employee Directors' Stock
               Option Plan, as amended.(9)*
    4.7        Patterson-UTI Energy, Inc. Amended and Restated 1997
               Long-Term Incentive Plan.(4)*
    4.8        Amended and Restated Patterson-UTI Energy, Inc. Non-Employee
               Director Stock Option Plan(4)*
    4.9        Amended and Restated Patterson-UTI Energy, Inc. 1996
               Employee Stock Option Plan.(10)*
    4.10       1997 Stock Option Plan of DSI Industries, Inc.(11)*
    4.11       Stock Option Agreement dated July 20, 2001 between
               Patterson-UTI Energy, Inc. and Kenneth R. Peak (a
               non-employee director of Patterson-UTI Energy, Inc.).(5)*
   10.1        For additional material contracts, see Exhibits 4.1, 4.2 and
               4.4 through 4.11.
   10.2        Amended and Restated Loan and Security Agreement, dated July
               26, 2002.(12)
   10.3        Revolving Loan Promissory Note, dated July 26, 2002.(12)
   10.4        Amended and Restated Guaranty Agreement, dated July 26,
               2002.(12)
   10.5        Amended and Restated Pledge Agreement, dated July 26,
               2002.(12)
   10.6        Model Form Operating Agreement.(13)
   10.7        Form of Drilling Bid Proposal and Footage Drilling
               Contract.(13)
   10.8        Form of Turnkey Drilling Agreement.(13)
   21.1        Subsidiaries of the Registrant.(14)
   23.1        Consent of Independent Auditors -- PricewaterhouseCoopers
               LLP.
   23.2        Consent of Independent Auditors -- Ernst & Young LLP.
   23.3        Consent of Independent Petroleum Engineer -- M. Brian
               Wallace, P.E.
   31.1        Certification of Chief Executive Officer pursuant to Rule
               13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934,
               as amended.
   31.2        Certification of Chief Financial Officer pursuant to Rule
               13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934,
               as amended.
   32.1        Certification of Chief Executive Officer and Chief Financial
               Officer pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


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



(8) Incorporated herein by reference to Item 8, "Exhibits" to Registration Statement on Form S-8 (File No. 333-39471) filed on March 13, 1998.



(9) Incorporated herein by reference to Item 8, "Exhibits" to Registration Statement on Form S-8 (File No. 333-39471) filed on November 4, 1997.



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



(13) Incorporated herein by reference to Item 27, "Exhibits" to Registration Statement on Form SB-2 (File No. 33-68058-FW) filed on August 30, 1993.



(14) Incorporated herein by reference to Item 15, "Exhibits, Financial Statement Schedules and Reports on Form 8-K" to Annual Report on Form 10-K for the fiscal year ended December 31, 2002.



* Management Contract or Compensatory Plan identified as required by Item 15(a)(3) of Form 10-K.