Form 10-K/A
period 2003-12-31
PATTERSON UTI ENERGY INC
filed 2004-04-28
CIK 889900

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

(Amendment No. 1)

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

      As of April 26, 2004, the registrant had outstanding 83,165,420 shares of common stock, $.01 par value, its only class of voting stock.

EXPLANATORY NOTE

      This Amendment No. 1 on Form 10-K/ A to Patterson-UTI Energy, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2003 (“Form 10-K”) is being filed to provide the information in Items 10, 11, 12, 13 and 14 of Part III of the Form 10-K.

PART III

      We refer to Patterson-UTI Energy, Inc. as the “Company” or “Patterson-UTI”.

Item 10.	Directors and Executive Officers of the Registrant.

Board of Directors

      Set forth below is the name, age, position and a brief description of the business experience during at least the past five years of each of the members of the Company’s Board of Directors.

Name	Age	Position

Mark S. Siegel	53	Chairman of the Board and Director
Cloyce A. Talbott	68	Chief Executive Officer and Director
A. Glenn Patterson	57	President, Chief Operating Officer and Director
Kenneth N. Berns	44	Senior Vice President and Director
Robert C. Gist	63	Director
Curtis W. Huff	46	Director
Terry H. Hunt	55	Director
Kenneth R. Peak	58	Director
Nadine C. Smith	46	Director

      Mark S. Siegel — Mr. Siegel has served as Chairman of the Board and as a director of Patterson-UTI since May 2001. Mr. Siegel served as Chairman of the Board and as a director of UTI Energy Corp. (“UTI”) from 1995 to May 2001, when UTI merged with and into Patterson-UTI. Mr. Siegel has been President of REMY Investors & Consultants, Incorporated (“REMY Investors”) since 1993. From 1992 to 1993, Mr. Siegel was President, Music Division, Blockbuster Entertainment Corp. From 1988 through 1992, Mr. Siegel was an Executive Vice President of Shamrock Holdings, Inc., a private investment company, and Managing Director of Shamrock Capital Advisors, Incorporated. Mr. Siegel is also Chairman of the Board and a director of Variflex Inc., a consumer products company. Mr. Siegel holds a Bachelor of Arts degree from Colgate University and a J.D. from the University of California, Berkeley (Boalt Hall) School of Law.

      Cloyce A. Talbott — Mr. Talbott has served as a director of Patterson-UTI since its incorporation in 1978 and as its Chief Executive Officer since 1983. Mr. Talbott co-founded Patterson-UTI, served as Vice President from 1978 to 1983, and served as Chairman of the Board from 1983 to May 2001. Mr. Talbott holds a Bachelor of Science degree in petroleum engineering from Texas Tech University.

      A. Glenn Patterson — Mr. Patterson has served as a director of Patterson-UTI since its incorporation in 1978. Mr. Patterson co-founded Patterson-UTI and has served as its President since 1978 and also as Chief Operating Officer since 1983. Mr. Patterson holds a Bachelor of Science degree in business from Angelo State University.

      Kenneth N. Berns — Mr. Berns has served as Senior Vice President of Patterson-UTI since April 2003 and as a director of Patterson-UTI since May 2001. Mr. Berns served as a director of UTI from 1995 to May 2001. Mr. Berns has been an executive with REMY Investors since 1994. Mr. Berns is also a director of Variflex Inc. Mr. Berns holds a Bachelors Degree in Business Administration from San Diego State University and a Masters Degree in Taxation from Golden Gate University.

      Robert C. Gist — Mr. Gist has served as a director of Patterson-UTI since 1985. He was general legal counsel and advisor to Patterson-UTI from 1987 to May 2001. Mr. Gist holds a Bachelor of Science degree in economics and a J.D. from Southern Methodist University. He has been self-employed as an attorney for more than five years and has over 20 years experience in the oil and gas industry.

      Curtis W. Huff — Mr. Huff has served as a director of Patterson-UTI since May 2001 and served as a director of UTI from 1997 to May 2001. Mr. Huff is the President and Chief Executive Officer of Freebird Investments LLC, a private investment company, and has served in that capacity since October 2002. Mr. Huff served as the President and Chief Executive Officer of Grant Prideco, Inc., a provider of drill pipe and other drill stem products, from February 2001 to June 2002. From January 2000 to February 2001, Mr. Huff served as Executive Vice President, Chief Financial Officer and General Counsel of Weatherford International, Inc., an oilfield services company. He served as Senior Vice President and General Counsel of Weatherford from May 1998 to January 2000. Prior to that time, Mr. Huff was a partner with the law firm of Fulbright & Jaworski L.L.P. and held that position for more than five years.

      Terry H. Hunt — Mr. Hunt has served as a director of Patterson-UTI since April 2003 and served as a director of UTI from 1994 to May 2001. Mr. Hunt is an energy consultant and investor. Mr. Hunt served as Senior Vice President — Strategic Planning of PPL Corporation, an international energy and utility holding company, from 1998 to 2000. Mr. Hunt served as the President and Chief Executive Officer of Penn Fuel Gas, Inc., a natural gas and propane distribution company, from 1992 to 1999. From 1989 to 1992, Mr. Hunt was President and Chairman of Carnegie Natural Gas Company, a gas distribution and transportation company, and of Apollo Gas Company, a natural gas distributor. Mr. Hunt holds a Bachelor of Engineering degree from the University of Saskatchewan, Canada and a Masters of Business Administration from Southern Methodist University.

      Kenneth R. Peak — Mr. Peak has served as a director of Patterson-UTI since November 2000. Mr. Peak is the Chairman of the Board, President, Chief Executive Officer and Chief Financial Officer of Contango Oil & Gas Company and has served in that capacity since 1999. Mr. Peak served as the President of Peak Enernomics, Incorporated, an oil and gas industry consulting company, from 1990 to 1999. Prior to that time Mr. Peak served as the Treasurer of Tosco Corporation, an independent oil refiner, and as Chief Financial Officer of Texas International Company, an independent oil and gas exploration and production company. His tenure at Texas International Company included serving as President of TIPCO, the domestic operating subsidiary of Texas International’s oil and natural gas operations. Mr. Peak’s energy career began in 1973 as a commercial banker with First Chicago’s energy group. Mr. Peak holds a Bachelor of Science degree in physics from Ohio University and a Masters of Business Administration from Columbia University.

      Nadine C. Smith — Ms. Smith has served as a director of Patterson-UTI since May 2001 and served as a director of UTI from 1995 to May 2001. Ms. Smith is a private investor and business consultant. From August 2000 to December 2001, Ms. Smith was President of Final Arrangements, LLC, a company providing software and web-based internet services to the funeral industry. From April 2000 to August 2000, Ms. Smith served as the President of Aegis Asset Management, Inc., an asset management company. From 1997 to April 2000, Ms. Smith was President and Chief Executive Officer of Enidan Capital Corp., an investment company. Previously, Ms. Smith was an investment banker and principal with NC Smith & Co. and The First Boston Corporation and a management consultant with McKinsey & Co. Ms. Smith is a director of American Retirement Corporation, a New York Stock Exchange listed company that owns and manages senior housing properties. Ms. Smith holds a Bachelor of Science degree in economics from Smith College and a Masters of Business Administration from Yale University.

Executive Officers

      Set forth below is the name, age and position followed by a brief description of the business experience during at least the past five years for each of the executive officers of Patterson-UTI who is not also a member of the Board of Directors.

Name	Age	Position

Jonathan D. Nelson	35	Vice President, Chief Financial Officer, Secretary and Treasurer
John E. Vollmer III	48	Senior Vice President — Corporate Development

      Jonathan D. Nelson — Mr. Nelson has served as Vice President, Chief Financial Officer, Secretary and Treasurer of Patterson-UTI since July 1999. Mr. Nelson served as Controller of Patterson-UTI from May 1996 until July 1999. Prior to his employment with Patterson-UTI, Mr. Nelson was employed in public accounting for approximately five years. Mr. Nelson holds a Bachelor of Science degree in Accounting from Texas Tech University.

      John E. Vollmer III — Mr. Vollmer has served as Senior Vice President — Corporate Development of Patterson-UTI since May 2001. Mr. Vollmer served as Senior Vice President, Chief Financial Officer, Secretary and Treasurer of UTI from 1998 to May 2001. Mr. Vollmer was a financial consultant from October 1997 until joining UTI in 1998. From 1992 until October 1997, Mr. Vollmer served in a variety of capacities at Blockbuster Entertainment, including Senior Vice President — Finance and Chief Financial Officer of Blockbuster Entertainment’s Music Division. Mr. Vollmer holds a Bachelor of Arts in Accounting from Michigan State University.

      There are no arrangements or understandings between any person and any of the directors or executive officers pursuant to which such person was selected as a director, executive officer or nominee. There are no family relationships among any of the directors or executive officers of Patterson-UTI, other than between Messrs. Talbott and Patterson, who are brothers-in-law.

Audit Committee Matters

      The Board of Directors has a standing Audit Committee. The Board has confirmed that all members of the Audit Committee are “independent” within the meaning of Item 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Audit Committee members are Messrs. Peak and Gist and Ms. Smith. The Board of Directors has determined that Mr. Peak is an “audit committee financial expert” within the meaning of applicable Securities and Exchange Commission (“SEC”) rules.

Section 16(a) Beneficial Ownership Reporting Compliance

      Section 16(a) of the Exchange Act requires Patterson-UTI’s officers and directors, and persons who own more than 10% of a registered class of Patterson-UTI’s equity securities to file reports of ownership and changes in ownership with the SEC. Each of these persons is required by SEC regulation to furnish Patterson-UTI with copies of Section 16(a) filings.

      Based solely on its review of copies of such forms received by it, Patterson-UTI believes that during the year ended December 31, 2003, its officers and directors, other than Mr. Stephen J. DeGroat, and beneficial owners of more than ten percent of a registered class of its equity securities complied with all applicable filing requirements. Mr. DeGroat failed to timely file a Form 4 related to a sale of common stock prior to his cessation of directorship on April 30, 2003.

Code of Ethics

      With respect to its executive management, Patterson-UTI has adopted a Code of Business Conduct and Ethics for Senior Financial Executives to ensure that the Company maintains the highest integrity with respect to the preparation and reporting of financial information related to the Company. This Code applies to the Chief Executive Officer, all Senior Vice Presidents, the Chief Financial Officer, the Chief Accounting Officer, the Controller, and persons performing similar functions. The Code is filed as Exhibit 14.1 to the Company’s Form 10-K.

Item 11.	Executive Compensation.

Compensation of Executive Officers

      The following table sets forth information concerning compensation for 2003, 2002 and 2001 earned by or paid to the Chief Executive Officer and other executive officers of Patterson-UTI:

		Annual Compensation			Securities
					Underlying
				Other Annual	Options	All Other
Name and Principal		Salary	Bonus	Compensation(1)	Granted	Compensation(2)
Position(s)	Year	($)	($)	($)	(#)	$

Mark S. Siegel(3)	2003	298,333	411,530	—	190,000	—
Chairman of the Board	2002	180,833	140,000	—	400,000	—
	2001	160,577	300,000	—	250,000	—
Cloyce A. Talbott	2003	413,750	411,530	—	190,000	4,935
Chief Executive Officer	2002	316,458	140,000	—	400,000	6,000
	2001	317,500	375,000	—	250,000	5,250
A. Glenn Patterson	2003	413,750	411,530	—	190,000	4,935
President and	2002	316,458	140,000	—	400,000	6,000
Chief Operating Officer	2001	317,500	375,000	—	250,000	5,250
Kenneth N. Berns(3)	2003	182,333	205,765	—	95,000	—
Senior Vice President	2002	108,500	70,000	—	200,000	—
	2001	104,615	—	—	125,000	—
Jonathan D. Nelson	2003	198,667	205,765	—	95,000	3,935
Vice President,	2002	144,667	70,000	—	200,000	2,438
Chief Financial Officer,	2001	157,833	150,000	—	125,000	5,250
Secretary and Treasurer
John E. Vollmer III(3)	2003	251,908	205,765	—	95,000	3,935
Senior Vice President —	2002	190,779	70,000	—	200,000	5,500
Corporate Development	2001	204,558	150,000	—	125,000	1,574

(1)	The aggregate amounts of perquisites and other personal benefits, securities or property received by each of the executive officers does not exceed the lesser of $50,000 or ten percent of that executive officer’s combined annual salary and bonus during the applicable year.

(2)	Amounts set forth for 2003, 2002 and 2001 reflect Patterson-UTI’s (or UTI’s, as applicable) contributions or other allocations to defined contribution plans.

(3)	These individuals were previously employed by UTI, which merged with and into Patterson-UTI on May 8, 2001. Amounts presented herein include compensation received from UTI prior to the merger.

      The following table sets forth information regarding grants of stock options to the executive officers listed in the Summary Compensation Table during 2003:

Options Granted During Fiscal Year 2003

	Number of		% of Total
	Securities		Options	Exercise
	Underlying		Granted to	or Base
	Options		Employees in	Price	Expiration	Grant Date
Name	Granted		Fiscal Year	($/Sh)	Date	Value(2)

Mark S. Siegel	190,000	(1)	22.22%	$32.44	4/29/13	$3,040,304
Cloyce A. Talbott	190,000	(1)	22.22%	$32.44	4/29/13	$3,040,304
A. Glenn Patterson	190,000	(1)	22.22%	$32.44	4/29/13	$3,040,304
Kenneth N. Berns	95,000	(1)	11.11%	$32.44	4/29/13	$1,520,152
Jonathan D. Nelson	95,000	(1)	11.11%	$32.44	4/29/13	$1,520,152
John E. Vollmer III	95,000	(1)	11.11%	$32.44	4/29/13	$1,520,152

(1)	These options were granted pursuant to the terms and conditions of the Patterson-UTI Energy, Inc. Amended and Restated 1997 Long Term Incentive Plan. These options vest over a three (3) year period as follows: 33.33% on April 30, 2004, and then in equal monthly installments through April 30, 2006.

(2)	The value of the options were estimated using the Black-Scholes option valuation model. The following assumptions were used in the calculation: no expected dividend, risk-free interest rate of 2.81%, volatility of 52.05% and an expected term of 5 years. No discount was considered for the non-transferability or the risk of forfeiture of the options. The actual value, if any, of any option will depend on the amount, if any, by which the stock price exceeds the exercise price on the date the option is exercised. Thus, this valuation may not be a reliable indication as to the value and there is no assurance the value realized will be at or near the value estimated by the Black-Scholes model.

      The following table sets forth information concerning stock options exercised in 2003 and stock options unexercised at December 31, 2003 for the executive officers of Patterson UTI:

Aggregated Option Exercises in 2003 and Value Table at December 31, 2003

			Number of Securities
			Underlying Unexercised		Value of Unexercised
	Shares		Options at		In-the-Money Options at
	Acquired		December 31, 2003(2)		December 31, 2003(3)
	on	Value
Name	Exercise	Realized(1)	Exercisable	Unexercisable	Exercisable	Unexercisable

Mark S. Siegel	—	$—	489,721	530,279	$8,343,435	$3,679,940
Cloyce A. Talbott	100,000	$2,632,970	309,721	530,279	$3,299,160	$3,679,940
A. Glenn Patterson	266,000	$5,723,420	218,721	530,279	$1,744,880	$3,679,940
Kenneth N. Berns	—	$—	254,861	265,139	$4,451,955	$1,839,970
Jonathan D. Nelson	—	$—	198,456	265,139	$2,550,663	$1,839,970
John E. Vollmer III	—	$—	488,344	260,056	$10,922,821	$1,737,082

(1)	Calculated by subtracting actual option exercise price from the market price at the respective dates of exercise and multiplying the difference by the number of shares in each category.

(2)	The total number of unexercised options held as of December 31, 2003, separated between those options that were exercisable and those options that were not exercisable.

(3)	Calculated by subtracting the actual option exercise price from the market price at December 31, 2003 ($32.93 per share) and multiplying the difference by the number of shares in each category.

Compensation of Directors

      Directors who are also employees of the Company do not receive compensation for serving as a director or as a member of a committee of the Board of Directors. All directors are reimbursed for reasonable out-of-pocket expenses incurred in connection with attendance at Board of Directors meetings and committee meetings. Each non-employee director receives annual cash compensation of $35,000. Each non-employee director that serves on the Audit Committee or Compensation Committee receives additional annual cash compensation of $10,000 per committee on which he or she serves, with the chairman of each such committee receiving $15,000.

      The Company maintains a Non-Employee Director Stock Option Plan (the “Director Plan”). Under the Director Plan, each non-employee director is granted options to purchase 20,000 shares of common stock, $0.01 par value per share, of the Company (the “Common Stock”) upon becoming a director and is granted options to purchase 10,000 shares of Common Stock on the last business day of each subsequent year in which the director serves on the Board of Directors.

Change-in-Control Arrangements; Employment Contracts; Indemnification Agreements

      On January 29, 2004, the Company entered into change in control agreements (each, an “Agreement” and collectively, the “Agreements”) with Messrs. Siegel, Talbott, Patterson, Berns, Nelson and Vollmer, (each, an “Employee and collectively, the “Employees”). The Agreements were entered into to protect the Employees should a change in control occur, thereby encouraging the Employee to remain in the employ of the Company and not be distracted from the performance of his duties to the Company by the possibility of a change in control.

      In the event of a change in control of the Company in which an Employee’s employment is terminated by the Company other than for cause or by the Employee for good reason, the terms of the Agreement would entitle the Employee to, among other things:

•	a bonus payment equal to the greater of the highest bonus paid after the Agreement was entered into and the average of the two annual bonuses earned in the two fiscal years immediately preceding a change in control (such bonus payment prorated for the portion of the fiscal year preceding the termination date),

•	a payment equal to 2.5 times (in the case of Messrs. Siegel, Talbott and Patterson) or 1.5 times (in the case of Messrs. Berns, Nelson and Vollmer) of the sum of (i) the highest annual salary in effect for such Employee and (ii) the average of the three annual bonuses earned by the Employee for the three fiscal years preceding the termination date, and

•	continued coverage under the Company’s welfare plans for up to three years (in the case of Messrs. Siegel, Talbott and Patterson) or two years (in the case of Messrs. Berns, Nelson and Vollmer).

      Each Agreement provides the Employee with a full gross-up payment for any excise taxes imposed on payments and benefits received under the Agreements or otherwise including other taxes that may be imposed as a result of the gross-up payment.

      A change in control is principally defined by the Agreement as:

•	an acquisition by any individual, entity or group of beneficial ownership of 35% or more of either the Company’s then outstanding common stock or the combined voting power of the then outstanding voting securities of the Company entitled to vote in the election of directors,

•	a change occurs in which the members of the Board of Directors as of the date of the Agreement cease to constitute at least a majority of the Company’s Board of Directors unless that change occurs through a vote of at least a majority of the incumbent members of the Board of Directors, or

•	a change in the beneficial ownership of the Company following consummation of a reorganization, merger, consolidation, sale of the Company or any subsidiary of the Company or a disposition of all or substantially all of the assets of the Company in which the beneficial owners immediately prior to the transaction own 65% or less of outstanding common stock of the newly combined or merged entity.

      The Agreements terminate on the first to occur of:

•	the Employee’s death, disability or retirement,

•	the termination of the Employee’s employment, or

•	three years from the date the Agreement was signed although, unless otherwise terminated, the Agreements will automatically renew for successive twelve-month periods unless the Company notifies the Employee at least 90 days before the expiration of the initial term or the renewal period, as applicable, that the term will not be extended.

      Messrs. Siegel, Berns and Vollmer have employment arrangements which entitle them to one year’s salary upon termination of employment with the Company.

      All unvested stock options held by executive officers vest upon a change of control as defined by the underlying stock option plan.

      The Company has entered or will enter into an indemnification agreement with each of our executive officers and directors containing provisions that may require the Company, among other things, to indemnify the Company’s executive officers and directors against liabilities that may arise by reason of their status or service as executive officers or directors (subject to certain exceptions) and to advance expenses incurred as a result of any proceeding against them as to which they could be indemnified.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Securities Authorized for Issuance Under Equity Compensation Plans

      The following information summarizes as of December 31, 2003 certain information regarding equity compensation to our employees, officers, directors, and other persons under our stock option plans.

Equity Compensation Plan Information

Number of
Securities
	Number of		Remaining Available
	Securities to Be		for Future Issuance
	Issued upon	Weighted-Average	Under Equity
	Exercise of	Exercise Price of	Compensation Plans
	Outstanding	Outstanding	(Excluding
	Options, Warrants	Options, Warrants	Securities Reflected
Plan Category	and Rights	and Rights	in Column a))

	(a)	(b)	(c)
Equity compensation plans approved by security holders	5,279,021	$20.82	2,242,037
Equity compensation plans not approved by security holders(1)	858,737	$19.39	25,694

Total	6,137,758	$20.62	2,267,731

(1)	The Patterson-UTI Energy, Inc. 2001 Long-Term Incentive Plan was approved by the Company’s Board of Directors in July 2001. The terms of the Plan provide for grants of stock options to eligible employees other than officers and directors of the Company. The total number of stock options that could be granted under the Plan was 1,000,000. No Incentive Stock Options may be awarded under the Plan. All options are granted with an exercise price equal to or greater than the fair market value of the Company’s common stock at the time of grant. The vesting schedule and term are set by the Compensation Committee of the Board of Directors.

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

Security Ownership of Certain Beneficial Owners and Management

      The following table sets forth, as of April 26, 2004, the stock ownership of (i) the executive officers, directors and Board nominees individually, (ii) all directors, Board nominees and executive officers as a group and (iii) each person known by Patterson-UTI to be the beneficial owner of more than 5% of Patterson-UTI’s Common Stock.

Name of	Amount and Nature of		Percent
Beneficial Owner	Beneficial Ownership		of Class

Other Beneficial Owners:
FMR Corp	4,625,340		5.6%
82 Devonshire Street
Boston, MA 02109
First Pacific Advisors, Inc.	4,292,600		5.2%
11400 West Olympic Boulevard
Suite 1200
Los Angeles, CA 90064
Directors, Board nominees and Executive Officers Listed in Summary Compensation Table:
Mark S. Siegel	4,029,523	(1)	4.8%
Cloyce A. Talbott	678,565	(2)	*
A. Glenn Patterson	461,573	(3)	*
Kenneth N. Berns	295,000	(4)	*
Robert C. Gist	46,386	(5)	*
Curtis W. Huff	33,940	(6)	*
Terry H. Hunt	24,000	(7)	*
Kenneth R. Peak	35,000	(8)	*
Nadine C. Smith	49,000	(9)	*
Jonathan D. Nelson	172,600	(10)	*
John E. Vollmer III	318,084	(11)	*

All directors and executive officers as a group	6,143,671	(12)	7.2%

*	indicates less than 1.0%

(1)	Mr. Siegel is the President and sole stockholder of REMY Investors, which is the general partner of REMY Capital Partners III, L.P. (“REMY Capital”). The common stock beneficially owned by Mr. Siegel includes 3,294,524 shares of common stock owned by REMY Capital. The common stock beneficially owned by Mr. Siegel also includes stock options held by Mr. Siegel, which are presently exercisable or become exercisable within sixty days, to purchase 514,999 shares of common stock, but does not include 370,001 shares underlying stock options held by Mr. Siegel that are not presently exercisable and will not become exercisable within sixty days.

(2)	Includes shares underlying stock options held by Mr. Talbott, which are presently exercisable or become exercisable within sixty days, to purchase 469,999 shares. Does not include shares underlying stock options held by Mr. Talbott to purchase 370,001 shares each that are not presently exercisable and will not become exercisable within sixty days.

(3)	Includes shares underlying stock options held by Mr. Patterson, which are presently exercisable or become exercisable within sixty days, to purchase 378,999 shares. Does not include shares underlying stock options held by Mr. Patterson to purchase 370,001 shares each that are not presently exercisable and will not become exercisable within sixty days.

(4)	Includes shares underlying stock options owned by Mr. Berns, which are presently exercisable or become exercisable within sixty days, to purchase 275,000 shares. Does not include 185,000 shares underlying stock options that are not presently exercisable and will not become exercisable within sixty days and does not include shares of common stock beneficially owned by REMY Investors by whom

Mr. Berns is employed. Mr. Berns disclaims beneficial ownership of such shares beneficially owned by REMY Investors.

(5)	Includes shares underlying presently exercisable stock options held by Mr. Gist to purchase 23,000 shares. Does not include 10,000 shares underlying stock options held by Mr. Gist that are not presently exercisable and will not become exercisable within sixty days.

(6)	Includes shares underlying presently exercisable stock options held by Mr. Huff to purchase 30,000 shares. Does not include 10,000 shares underlying stock options held by Mr. Huff that are not presently exercisable and will not become exercisable within sixty days.

(7)	Includes shares underlying presently exercisable stock options held by Mr. Hunt to purchase 20,000 shares.

(8)	Includes shares underlying presently exercisable stock options held by Mr. Peak to purchase 35,000 shares. Does not include 10,000 shares underlying stock options held by Mr. Peak that are not presently exercisable and will not become exercisable within sixty days.

(9)	Includes shares underlying presently exercisable stock options held by Ms. Smith to purchase 30,000 shares. Does not include 10,000 shares underlying stock options held by Ms. Smith that are not presently exercisable and will not become exercisable within sixty days.

(10)	Includes shares underlying stock options owned by Mr. Nelson, which are presently exercisable or become exercisable within sixty days, to purchase 172,500 shares. Does not include 185,000 shares underlying stock options held by Mr. Nelson that are not presently exercisable and will not become exercisable within sixty days.

(11)	Includes shares underlying stock options owned by Mr. Vollmer, which are presently exercisable or become exercisable within sixty days, to purchase 318,084 shares. Does not include 181,916 shares underlying stock options held by Mr. Vollmer that are not presently exercisable and will not become exercisable within sixty days.

(12)	Includes shares underlying stock options, which are presently exercisable or become exercisable within sixty days, to purchase 2,267,581 shares of common stock. Does not include shares underlying stock options to purchase 1,701,919 shares owned by such individuals that are not presently exercisable and will not become exercisable within sixty days.

      Except as stated herein, each stockholder has sole voting and investment power with respect to Common Stock included in the above table. There are no arrangements known to Patterson-UTI which may at a subsequent date result in a change in control of Patterson-UTI.

Item 13.	Certain Relationships and Related Transactions.

Certain Transactions

      In connection with the acquisition by REMY Capital of an ownership interest in UTI in March 1995, REMY Capital succeeded to a registration rights agreement with UTI. As the successor-in-interest to UTI, Patterson-UTI assumed this registration rights agreement pursuant to which REMY Capital has the right to require Patterson-UTI to use its reasonable efforts to register shares held by REMY Capital under the Securities Act of 1933, as amended. In the event that such rights are exercised in connection with a primary offering proposed by Patterson-UTI (or a secondary offering with which Patterson-UTI agrees to participate), REMY Capital would bear its pro rata share of the costs of the offering, other than legal, accounting and printing costs, all of which Patterson-UTI would bear. In the event that REMY Capital elected to exercise such rights other than in connection with an offering in which Patterson-UTI participates, REMY Capital would bear all costs of the offering. These rights continue so long as REMY Capital continues to own the Common Stock that it acquired in March 1995.

      Mr. Siegel, Chairman of the Board of Patterson-UTI, is President and sole stockholder of REMY Investors, which is the general partner of REMY Capital. Mr. Berns, a director and Senior Vice-President of Patterson-UTI, is an executive of REMY Investors.

      During 2003, Patterson-UTI paid approximately $740,000 to TMP Truck and Trailer LP (“TMP”), an entity owned by Thomas M. Patterson, son of A. Glenn Patterson, Patterson-UTI’s President and Chief

Operating Officer, for certain equipment and metal fabrication services. Purchases from TMP were at current market prices. TMP continues to be a vendor to Patterson-UTI in 2004.

      During 2003, Patterson-UTI paid approximately $209,000 to Melco Services (“Melco”) for dirt contracting services and $59,000 to L&N Transportation (“L&N”) for water hauling services. Both entities are owned by Lance D. Nelson, brother of Jonathan D. Nelson, Patterson-UTI’s Vice President, Chief Financial Officer, Secretary and Treasurer. Purchases from Melco and L&N were at current market prices. Melco and L&N continue to be vendors to Patterson-UTI in 2004.

      The Company operates certain oil and natural gas properties in which certain of our affiliated persons have participated, either individually or through entities they control, in the prospects or properties in which we have an interest. These participations, which have been on a working interest basis, have been in prospects or properties originated or acquired by Patterson-UTI. At December 31, 2003, affiliated persons were working interest owners of 236 of the 260 wells operated by Patterson-UTI. Sales of working interests are made by Patterson-UTI to reduce its economic risk in the properties. Generally, it is more efficient for Patterson-UTI to sell the working interests to these affiliated persons than to market them to unrelated third parties. Sales were made by Patterson-UTI at its cost, comprised of Patterson-UTI’s costs of acquiring and preparing the working interests for sale. These costs were paid by the working interest owners on a pro rata basis based upon their working interest ownership percentage. The price at which working interests were sold to affiliated persons was the same price at which working interests were sold to unaffiliated persons.

      The following table sets forth production revenues received and joint interest costs of each of the affiliated persons during 2003 for all wells operated by Patterson-UTI in which they have working interests. These amounts do not necessarily represent their profits or losses from these interests because the joint interest costs do not include the parties’ related drilling and leasehold acquisition costs incurred prior to January 1, 2003. These activities resulted in a net receivable from the affiliated persons of approximately $17,000 at December 31, 2003 and a net payable to the affiliated persons of approximately $466,000 at December 31, 2002.

	Year Ended
	December 31, 2003

		Joint
	Production	Interest
Name	Revenues(1)	Costs(2)

Cloyce A. Talbott	$185,180	$85,244
Anita Talbott(3)	73,424	27,514
Jana Talbott, Executrix to the Estate of Steve Talbott(3)	2,633	3,467
Stan Talbott(3)	8,802	2,531
John Evan Talbott Trust(3)	2,880	1,066
Lisa Beck and Stacy Talbott(3)	737,445	503,017
SSI Oil & Gas, Inc.(4)	240,921	129,290
IDC Enterprises, Ltd.(5)	9,558,279	6,829,996
SSSL, Ltd.(6)(8)	—	1,177
Subtotal	10,809,564	7,583,302
A. Glenn Patterson	125,283	45,942
Glenn Patterson Family Limited Partnership(7)(8)	—	1,181
Robert Patterson(7)	8,423	3,348
Thomas M. Patterson(7)	8,423	3,348
Subtotal	142,129	53,819

Jonathan D. Nelson	151,912	265,355

Total	$11,103,605	$7,902,476

(1)	Revenues for production of oil and natural gas, net of state severance taxes.

(2)	Includes leasehold costs, tangible equipment costs, intangible drilling costs, and lease operating expense billed during that period. All joint interest costs have been paid on a timely basis.

(3)	Anita Talbott is the wife of Cloyce A. Talbott. Stan Talbott, Lisa Beck, and Stacy Talbott are Mr. Talbott’s adult children. Steve Talbott is the deceased son of Mr. Talbott. John Evan Talbott is Mr. Talbott’s grandson.

(4)	SSI Oil & Gas, Inc. is beneficially owned 50% by Cloyce A. Talbott and directly owned 50% by A. Glenn Patterson.

(5)	IDC Enterprises, Ltd. is 50% owned by Cloyce A. Talbott and 50% owned by A. Glenn Patterson.

(6)	SSSL, Ltd. is a limited partnership in which children and grandchildren of Mr. Talbott are beneficiaries and Mr. Talbott is the general partner.

(7)	Robert and Thomas M. Patterson are A. Glenn Patterson’s adult children. The Glenn Patterson Family Limited Partnership is a partnership in which each of Mr. Patterson’s children shares equally and Mr. Patterson is the manager.

(8)	Revenues included in IDC Enterprises, Ltd. revenues.

Item 14.	Principal Accountant Fees and Services.

      In 2003 and 2002, PricewaterhouseCoopers LLP billed the Company and its subsidiaries for the aggregate fees set forth in the table below. These fees include all fees incurred by the Company for (i) professional services rendered for the audit of the Company’s annual financial statements and review of quarterly financial statements, (ii) assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements, (iii) professional services rendered for tax compliance, tax advice, and tax planning, and (iv) products and services provided by PricewaterhouseCoopers LLP.

	Fees Incurred in	Fees Incurred in
	Fiscal Year 2003	Fiscal Year 2002

Audit fees	$323,000	$331,000
Audit-related fees	180,000	73,000
Tax fees	81,000	285,000
All other fees	31,000	98,000

Total	$615,000	$787,000

      The Audit Committee approves the appointment of the independent audit firm. The Audit Committee or Mr. Peak, as Chairman of the Audit Committee, approves all other engagements of the independent audit firm in advance. In the event Mr. Peak approves any such engagement, he discusses such approval with the Audit Committee at the next meeting.

Fiscal 2003

      “Audit Fees” relate to audit services of PricewaterhouseCoopers LLP for Fiscal 2003 consisting of the examination of the consolidated financial statements of the Company and quarterly review of financial statements. “Audit-Related Fees” includes reading of the Company’s registration statement and consultation on the Company’s SEC comment letter related to the acquisition of TMBR/ Sharp Drilling, Inc. “Tax Fees” includes Federal, state and foreign income tax compliance and related matters. “All Other Fees” includes consultation related to Sarbanes Oxley matters. The Audit Committee or Mr. Peak, as Chairman of the Audit Committee, approved all of the services described above.

Fiscal 2002

      “Audit Fees” relate to audit services of PricewaterhouseCoopers LLP for Fiscal 2002 consisting of the examination of the consolidated financial statements of the Company and quarterly review of financial statements. “Audit-Related Fees” includes consultation on the appropriate accounting method related to the acquisition of TMBR/ Sharp Drilling, Inc. “Tax Fees” includes Federal, state and foreign income tax compliance and related matters. “All Other Fees” includes consultation related to Sarbanes Oxley matters. The Audit Committee or Mr. Peak, as Chairman of the Audit Committee, approved all of the services described above.

      The Audit Committee has discussed the non-audit services provided by PricewaterhouseCoopers LLP and the related fees and has considered whether those services and fees are compatible with maintaining auditor independence. The Audit Committee determined that such non-audit services were consistent with the independence of PricewaterhouseCoopers LLP.

PART IV

Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K.

      (a)(1) Financial Statements

See Index to Consolidated Financial Statements on page F-1 of the Form 10-K.

      (a)(2) Financial Statement Schedule

Schedule II — Valuation and qualifying accounts is filed with the Form 10-K on page S-1.

      All other financial statement schedules have been omitted because they are not applicable or the information required therein is included elsewhere in the financial statements or notes thereto.

      (a)(3) Exhibits

      The following exhibits are filed herewith or incorporated by reference herein.

2.1	Agreement and Plan of Merger, dated as of May 26, 2003, by and among Patterson-UTI Energy, Inc., Patterson-UTI Acquisition, LLC and TMBR/ Sharp Drilling, Inc.(1)
2.2	Amendment No. 1 to Agreement and Plan of Merger, dated as of December 30, 2003, by and among Patterson-UTI Energy, Inc., Patterson-UTI Acquisition, LLC and TMBR/ Sharp Drilling, Inc.(2)
3.1	Restated Certificate of Incorporation, as amended.(3)
3.2	Amended and Restated Bylaws.(4)
4.1	Rights Agreement dated January 2, 1997, between Patterson Energy, Inc. and Continental Stock Transfer & Trust Company.(5)
4.2	Amendment to Rights Agreement dated as of October 23, 2001.(6)
4.3	Restated Certificate of Incorporation, as amended (See Exhibit 3.1)
4.4	Registration Rights Agreement with Bear, Stearns and Co. Inc., dated March 25, 1994, as assigned by REMY Capital Partners III, L.P.(4)
4.5	Patterson-UTI Energy, Inc. 1993 Stock Incentive Plan, as amended.(7)†
4.6	Patterson-UTI Energy, Inc. Non-Employee Directors’ Stock Option Plan, as amended.(8)†
4.7	Amended and Restated Patterson-UTI Energy, Inc. 2001 Long-Term Incentive Plan.(9)†
4.8	Patterson-UTI Energy, Inc. Amended and Restated 1997 Long-Term Incentive Plan.(3)†
4.9	Amended and Restated Patterson-UTI Energy, Inc. Non-Employee Director Stock Option Plan.(3)†
4.10	Amended and Restated Patterson-UTI Energy, Inc. 1996 Employee Stock Option Plan.(10)†
4.11	1997 Stock Option Plan of DSI Industries, Inc.(11)†
4.12	Stock Option Agreement dated July 20, 2001 between Patterson-UTI Energy, Inc. and Kenneth R. Peak (a non-employee director of Patterson-UTI Energy, Inc.).(4)†
10.1	For additional material contracts, see Exhibits 4.1, 4.2 and 4.4 through 4.11.
10.2	Patterson-UTI Energy, Inc. Change in Control Agreement, effective as of January 29, 2004, by and between Patterson-UTI Energy, Inc. and Mark S. Siegel.†*
10.3	Patterson-UTI Energy, Inc. Change in Control Agreement, effective as of January 29, 2004, by and between Patterson-UTI Energy, Inc. and A. Glenn Patterson.†*
10.4	Patterson-UTI Energy, Inc. Change in Control Agreement, effective as of January 29, 2004, by and between Patterson-UTI Energy, Inc. and Cloyce A. Talbott.†*
10.5	Patterson-UTI Energy, Inc. Change in Control Agreement, effective as of January 29, 2004, by and between Patterson-UTI Energy, Inc. and Kenneth N. Berns.†*

10.6	Patterson-UTI Energy, Inc. Change in Control Agreement, effective as of January 29, 2004, by and between Patterson-UTI Energy, Inc. and Jonathan D. Nelson.†*
10.7	Patterson-UTI Energy, Inc. Change in Control Agreement, effective as of January 29, 2004, by and between Patterson-UTI Energy, Inc. and John E. Vollmer III.†*
10.8	Model Form Operating Agreement.(12)
10.9	Form of Drilling Bid Proposal and Footage Drilling Contract.(12)
10.10	Form of Turnkey Drilling Agreement.(12)
10.11	Form of Indemnification Agreement entered into by Patterson-UTI Energy, Inc. with each of Mark S. Siegel, Cloyce A. Talbott, A. Glenn Patterson, Kenneth N. Berns, Robert C. Gist, Curtis W. Huff, Terry H. Hunt, Kenneth R. Peak, Nadine C. Smith, Jonathan D. Nelson and John E. Vollmer III.†**
14.1	Patterson-UTI Energy, Inc. Code of Business Conduct and Ethics for Senior Financial Executives.*
21.1	Subsidiaries of the Registrant.*
23.1	Consent of Independent Accountants — PricewaterhouseCoopers LLP.*
23.2	Consent of Independent Petroleum Engineer — M. Brian Wallace, P.E.*
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.***
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.***
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.***

(1)	Incorporated herein by reference to Exhibit 2.1 to Form 8-K of TMBR/ Sharp Drilling, Inc. filed on May 27, 2003.

(2)	Incorporated herein by reference to Exhibit 2.1 to Form 8-K filed on December 31, 2003.

(3)	Incorporated herein by reference to Item 6, “Exhibits and Reports on Form 8-K” to Form 10-Q for the quarterly period ended June 30, 2003, filed on July 28, 2003.

(4)	Incorporated herein by reference to Item 14, “Exhibits, Financial Statement Schedules and Reports on Form 8-K” to Annual Report on Form 10-K for the fiscal year ended December 31, 2001, filed on March 19, 2002.

(5)	Incorporated herein by reference to Item 2, “Exhibits” to Registration Statement on Form 8-A filed on January 14, 1997.

(6)	Incorporated herein by reference to Item 6, “Exhibits and Reports on Form 8-K” to Form 10-Q for the quarterly period ended September 30, 2001, filed on October 31, 2001.

(7)	Incorporated herein by reference to Item 8, “Exhibits” to Registration Statement on Form S-8 (File No. 333-47917) filed on March 13, 1998.

(8)	Incorporated herein by reference to Item 8, “Exhibits” to Registration Statement on Form S-8 (File No. 333-39471) filed on November 4, 1997.

(9)	Incorporated herein by reference to Item 8, “Exhibits” to Post-Effective Amendment No. 1 to Registration Statement on Form S-8 (File No. 333-60470) filed on November 27, 2002.

(10)	Incorporated herein by reference to Item 8, “Exhibits” to Post-Effective Amendment No. 1 to Registration Statement on Form S-8 (File No. 333-60466) filed on July 25, 2001.

(11)	Incorporated herein by reference to Item 8, “Exhibits” to Post-Effective Amendment No. 1 to Registration Statement on Form S-8 (File No. 333-60470) filed on July 25, 2001.

(12)	Incorporated herein by reference to Item 27, “Exhibits” to Registration Statement on Form SB-2 (File No. 33-68058-FW) filed on August 30, 1993.

†	Management Contract or Compensatory Plan identified as required by Item 15(a)(3) of Form 10-K.

*	Filed as an exhibit to the Form 10-K for the year ended December 31, 2003, filed on February 4, 2004.

**	Filed herewith.

***	Filed as an exhibit to the Form 10-K for the year ended December 31, 2003, filed on February 4, 2004 and filed herewith.

      (b) Reports on Form 8-K.

      On December 31, 2003, the Company filed a Current Report on Form 8-K, dated December 30, 2003, reporting the amendment to its Agreement and Plan of Merger with TMBR/ Sharp Drilling, Inc. to extend the date under which the parties had certain rights of termination to February 14, 2004 from December 31, 2003.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized this 28th day of April, 2004.

PATTERSON-UTI ENERGY, INC.

By:	/s/ CLOYCE A. TALBOTT

Cloyce A. Talbott
Chief Executive Officer

Date: April 28, 2004