Form 10-Q
period 2004-03-31
PATTERSON UTI ENERGY INC
filed 2004-04-29
CIK 889900

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to

Commission file number 0-22664

PATTERSON-UTI ENERGY, INC.

(Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	75-2504748 (I.R.S. Employer Identification No.)

P. O. BOX 1416, 4510 LAMESA HIGHWAY, SNYDER, TEXAS, 79550

(Address of principal executive offices)	(Zip Code)

(325) 574-6300
(Registrant’s telephone number, including area code)

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

Yes ☒ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

83,165,420 shares of common stock, $0.01 par value, as of April 26, 2004

PATTERSON-UTI ENERGY, INC. AND SUBSIDIARIES

Page
PART I — Financial Information
ITEM 1. Financial Statements
Unaudited condensed consolidated balance sheets	3
Unaudited condensed consolidated statements of income	4
Unaudited condensed consolidated statement of changes in stockholders’ equity	5
Unaudited condensed consolidated statements of changes in cash flows	6
Notes to unaudited condensed consolidated financial statements	7
ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	15
ITEM 3. Quantitative and Qualitative Disclosures About Market Risk	21
ITEM 4. Controls and Procedures	21
Forward Looking Statements and Cautionary Statements for Purposes of the “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995	22
PART II — Other Information
ITEM 5. Other Information	23
ITEM 6. Exhibits and Reports on Form 8-K	23
Signatures	24
Certification of CEO Pursuant to Rule 13a-14(a)
Certification of CFO Pursuant to Rule 13a-14(a)
Certification of CEO & CFO Pursuant to Section 906

PART I — FINANCIAL INFORMATION

ITEM 1. Financial Statements

The following unaudited condensed consolidated financial statements include all adjustments which, in the opinion of management, are necessary in order to make such financial statements not misleading.

PATTERSON-UTI ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(in thousands, except share data)

	March 31,	December 31,
	2004	2003
ASSETS
Current assets:
Cash and cash equivalents	$92,192	$100,483
Accounts receivable, net of allowance for doubtful accounts of $2,875 at March 31, 2004 and $2,133 at December 31, 2003	169,182	156,345
Federal and state income taxes receivable, net	6,961	12,667
Inventory	14,673	15,206
Deferred tax assets	21,239	16,449
Other	5,629	6,910

Total current assets	309,876	308,060
Property and equipment, at cost, net	766,357	693,631
Goodwill	101,360	51,179
Investment in equity securities	—	19,771
Other	2,355	2,686

Total assets	$1,179,948	$1,075,327

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable:
Trade	$44,928	$41,093
Accrued revenue distributions	11,650	8,545
Other	8,432	6,743
Accrued expenses	52,473	52,066

Total current liabilities	117,483	108,447
Deferred tax liabilities	152,637	142,517
Other	4,856	3,822

Total liabilities	274,976	254,786

Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $.01; authorized 1,000,000 shares, no shares issued	—	—
Common stock, par value $.01; authorized 200,000,000 shares with 84,664,170 and 82,483,148 issued and 83,157,622 and 80,976,600 outstanding at March 31, 2004 and December 31, 2003, respectively	847	825
Additional paid-in capital	570,212	506,018
Retained earnings	339,101	318,419
Accumulated other comprehensive income	6,467	6,934
Treasury stock, at cost, 1,506,548 shares	(11,655)	(11,655)

Total stockholders’ equity	904,972	820,541

Total liabilities and stockholders’ equity	$1,179,948	$1,075,327

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PATTERSON-UTI ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(in thousands, except per share amounts)

	Three Months Ended
	March 31,
	2004	2003
Operating revenues:
Drilling	$179,175	$135,581
Pressure pumping	14,250	8,511
Drilling and completion fluids	18,139	15,848
Oil and natural gas	7,215	5,299

	218,779	165,239

Operating costs and expenses:
Drilling	127,991	106,428
Pressure pumping	8,088	5,006
Drilling and completion fluids	15,639	14,381
Oil and natural gas	1,568	1,079
Depreciation, depletion and amortization	27,283	24,136
General and administrative	6,798	6,894
Bad debt expense	90	80
Other	(1,188)	(2,609)

	186,269	155,395

Operating income	32,510	9,844

Other income (expense):
Interest income	251	260
Interest expense	(76)	(72)
Other	85	1,341

	260	1,529

Income before income taxes and cumulative effect of change in accounting principle	32,770	11,373

Income tax expense:
Current	4,549	3,120
Deferred	7,539	1,202

	12,088	4,322

Income before cumulative effect of change in accounting principle	20,682	7,051
Cumulative effect of change in accounting principle, net of related income tax benefit of approximately $287	—	(469)

Net income	$20,682	$6,582

Net income per common share:
Basic:
Income before cumulative effect of change in accounting principle	$0.25	$0.09
Cumulative effect of change in accounting principle	—	(0.01)

Net income	$0.25	$0.08

Diluted:
Income before cumulative effect of change in accounting principle	$0.25	$0.09
Cumulative effect of change in accounting principle	—	(0.01)

Net income	$0.25	$0.08

Basic	81,874	80,163

Diluted	83,617	82,085

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PATTERSON-UTI ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)
(in thousands)

	Common Stock
					Accumulated
			Additional		other
	Number		paid-in	Retained	comprehensive	Treasury
	of shares	Amount	capital	earnings	income	stock	Total
Balance, December 31, 2003	82,483	$825	$506,018	$318,419	$6,934	$(11,655)	$820,541
Issuance of common stock	1,388	14	49,462	—	—	—	49,476
Exercise of stock options and warrants	793	8	7,038	—	—	—	7,046
Tax benefit related to exercise of stock options	—	—	7,694	—	—	—	7,694
Foreign currency translation adjustment	—	—	—	—	(467)	—	(467)
Net income	—	—	—	20,682	—	—	20,682

Balance, March 31, 2004	84,664	$847	$570,212	$339,101	$6,467	$(11,655)	$904,972

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PATTERSON-UTI ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN CASH FLOWS (Unaudited)
(in thousands)

	Three Months Ended
	March 31,
	2004	2003
Cash flows from operating activities:
Net income	$20,682	$6,582
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	27,283	24,136
Provision for bad debts	90	80
Deferred income tax expense	7,539	1,202
Tax benefit related to exercise of stock options	7,694	1,657
Gain on sale of property and equipment	(1,188)	(388)
Changes in operating assets and liabilities, net of acquired assets and liabilities assumed:
Accounts receivable	(7,107)	(21,070)
Federal and state income taxes receivable	5,696	1,055
Inventory and other assets	2,608	188
Accounts payable	3,894	2,393
Accrued expenses	(12,547)	3,678
Other liabilities	(813)	3,478

Net cash provided by operating activities	53,831	22,991

Cash flows from investing activities:
Acquisitions, net of cash acquired	(32,514)	(16,500)
Purchases of property and equipment	(37,945)	(19,533)
Proceeds from sales of property and equipment	1,260	839
Change in other assets	—	(1,209)

Net cash used in investing activities	(69,199)	(36,403)

Cash flows from financing activities:
Proceeds from exercise of stock options and warrants	7,046	1,984

Net cash provided by financing activities	7,046	1,984

Net decrease in cash and cash equivalents	(8,322)	(11,428)
Foreign currency translation adjustment	31	70
Cash and cash equivalents at beginning of period	100,483	82,154

Cash and cash equivalents at end of period	$92,192	$70,796

Supplemental disclosure of cash flow information:
Net cash received (paid) during the period for:
Interest	$76	$(72)
Income taxes	$10,000	$—

     Non-Cash investing and financing activities:

     In February 2004, the Company completed its merger with TMBR/Sharp Drilling, Inc. (“TMBR”) in which one of the Company’s wholly-owned subsidiaries acquired 100% of the remaining outstanding shares of TMBR for a net cash payment of approximately $32.5 million ($40.4 million paid to TMBR shareholders less $7.9 million acquired in the transaction) and the issuance of 1.39 million shares of the Company’s common stock valued at $35.64 per share. The assets of TMBR included 18 land-based drilling rigs and related equipment, shop facilities, equipment yards and their oil and natural gas properties. The transaction was accounted for as a business combination and the purchase price was allocated among the assets acquired and liabilities assumed based on their estimated fair market values.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PATTERSON-UTI ENERGY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Consolidation and Presentation

     The interim condensed consolidated financial statements include the accounts of Patterson-UTI Energy, Inc. (the “Company”) and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

     The interim condensed consolidated financial statements have been prepared by management of the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations, although the Company believes the disclosures included herein are adequate to make the information presented not misleading. In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for presentation of the information have been included. The unaudited condensed consolidated balance sheet as of December 31, 2003, as presented herein, was derived from the audited balance sheet of the Company. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Annual Report on Form 10-K for the year ended December 31, 2003.

     The U.S. dollar is the functional currency for all of the Company’s operations except for its Canadian operations, which use the Canadian dollar as functional currency. The effects of exchange rate changes are reflected in accumulated other comprehensive income, which is a separate component of stockholders’ equity (see Note 4 of these Notes to Unaudited Condensed Consolidated Financial Statements).

     The Company provides a dual presentation of its earnings per share in its Consolidated Statements of Income: Basic Earnings per Share (“Basic EPS”) and Diluted Earnings per Share (“Diluted EPS”). Basic EPS is computed using the weighted average number of shares outstanding during the periods presented. Diluted EPS includes common stock equivalents, generally stock options and warrants that are “in the money”, which are dilutive to earnings per share. For the three months ended March 31, 2004 and 2003, dilutive securities included in the calculation of Diluted EPS were 1.7 million shares and 1.9 million shares, respectively. For the three months ended March 31, 2003, there were 15,000 potentially dilutive options and warrants which were excluded from the calculation of Diluted EPS as their exercise price was greater than the average market price for the period.

     The results of operations for the three months ended March 31, 2004 are not necessarily indicative of the results to be expected for the full year.

PATTERSON-UTI ENERGY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED

2. Recent Acquisitions

     On February 11, 2004, the Company completed its merger with TMBR/Sharp Drilling, Inc. (“TMBR”), a Texas corporation, in which one of the Company’s wholly-owned subsidiaries acquired 100 % of the remaining outstanding shares of TMBR. Operations of TMBR subsequent to February 11, 2004, are included in the Company’s consolidated financial statements. The transaction was accounted for as a business combination and the purchase price was allocated among the assets acquired and liabilities assumed based on their estimated fair market values. The assets of TMBR included 18 land-based drilling rigs and related equipment, shop facilities, equipment yards and their oil and natural gas properties.

     The purchase price was calculated as follows (in thousands, except per share data):

Cash of $9.09 per share for the 4,447 TMBR shares outstanding at February 11, 2004, excluding the 1,059 TMBR shares owned by Patterson-UTI	$40,423
Patterson-UTI shares issued at $35.64 per share (4,447 TMBR shares X ..312166 exchange ratio X $35.64)	49,476
1,059 TMBR shares previously acquired by the Company	19,771
Acquisition costs	12,511
Less: Cash acquired	(7,909)

Total purchase price	$114,270

     The purchase price was allocated among assets acquired and liabilities assumed based on their estimated fair market values as follows (in thousands):

Current assets	$6,287
Fixed assets	62,534
Other long term assets	172
Deferred tax assets	11,216
Goodwill	50,181
Current liabilities	(6,382)
Other long term liabilities.	(677)
Deferred tax liability	(9,061)

Total purchase allocation	$114,270

     The purchase price allocation is based on preliminary estimates, including estimates of federal tax contingencies, which are subject to change once additional information becomes available. Changes to these estimates could result in changes to the purchase price allocation.

     The Company acquired TMBR to increase its productive asset base in the Permian Basin, which is one of the most active land drilling regions in the U.S. TMBR was well established in the contract drilling industry and maintained favorable customer relationships. Goodwill was recognized in the transaction as a result of these factors.

PATTERSON-UTI ENERGY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED

2. Recent Acquisitions — (continued)

     The following represents pro-forma unaudited condensed financial information as if the merger had been completed on January 1, 2003 (in thousands, except per share amounts):

	March 31,
	2004	2003
Revenue	$223,366	$175,262
Income before cumulative effect of change in accounting principle	20,383	6,694
Net income	20,383	6,225
Earnings per share:
Basic	$0.25	$0.08

Diluted	$0.24	$0.08

3. Stock-based Compensation

     At March 31, 2004, the Company had seven stock-based employee compensation plans, of which three were active. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and net income per share if the Company had applied the fair value recognition provisions of Financial Accounting Standards Board Statement No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation (in thousands, except per share amounts):

	Three months ended
	March 31,
	2004	2003
Net income, as reported	$20,682	$6,582
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(2,979)	(2,264)

Pro forma net income	$17,703	$4,318

Net income per common share:
Basic, as reported	$0.25	$0.08

Basic, pro forma	$0.22	$0.05

Diluted, as reported	$0.25	$0.08

Diluted, pro forma	$0.21	$0.05

4. Comprehensive Income

     The following table illustrates the Company’s comprehensive income including the effects of foreign currency translation adjustments for the three months ended March 31, 2004 and 2003 (in thousands):

	Three months ended
	March 31,
	2004	2003
Net income	$20,682	$6,582
Other comprehensive income (expense):
Foreign currency translation adjustment related to our Canadian operations	(467)	2,901

Comprehensive income	$20,215	$9,483

PATTERSON-UTI ENERGY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED

5. Business Segments

     Our revenues, operating profits and identifiable assets are primarily attributable to four industry segments: (i) contract drilling of oil and natural gas wells, (ii) pressure pumping services and (iii) drilling and completion fluid services to operators in the oil and natural gas industry, and (iv) the exploration, development, acquisition and production of oil and natural gas. Each of these segments represents a distinct type of business based upon the type and nature of services and products offered. These segments have separate management teams which report to the Company’s chief executive officer and have distinct and identifiable revenues and expenses. Separate financial data for each of our four business segments is provided below (in thousands).

	Three months ended
	March 31,
	2004	2003
Operating revenues:
Drilling	$179,175	$135,581
Pressure pumping	14,250	8,511
Drilling and completion fluids	18,139	15,848
Oil and natural gas	7,215	5,299

Total operating revenues	$218,779	$165,239

Income before income taxes:
Drilling	$27,088	$7,512
Pressure pumping	3,224	1,185
Drilling and completion fluids	222	(894)
Oil and natural gas	2,776	1,675
Corporate and other(a)	(800)	366
Interest income	251	260
Interest expense	(76)	(72)
Other	85	1,341

Income before income taxes and cumulative effect of change in accounting principle	$32,770	$11,373

	March 31,	December 31,
	2004	2003
Identifiable assets:
Drilling	$891,112	$801,109
Pressure pumping	50,035	46,763
Drilling and completion fluids	30,689	30,860
Oil and natural gas	61,919	33,494
Corporate and other (b)	146,193	163,101

	$1,179,948	$1,075,327

(a)	Corporate and other relates to decisions of the executive management group regarding corporate strategy, credit risk, loss contingencies and restructuring activities. Due to the non-operating nature of these decisions, the related income and expenses have been separately presented and excluded from the results of specific segments. These income and expense items primarily relate to the Drilling segment.

(b)	Corporate assets primarily include cash on hand managed by the parent corporation and certain deferred federal income tax assets.

PATTERSON-UTI ENERGY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED

6. Recently Issued Accounting Standard

     The Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46R, “Consolidation of Variable Interest Entities” (“FIN 46R”) which addresses the consolidation of variable interest entities (“VIEs”) by business enterprises that are the primary beneficiaries. A VIE is an entity that does not have sufficient equity investment at risk to permit it to finance its activities without additional subordinated financial support, or whose equity investors lack the characteristics of a controlling financial interest. The primary beneficiary of a VIE is the enterprise that has the majority of the risks or rewards associated with the VIE. The Company believes it has no material interests in VIEs that require disclosure or consolidation under FIN 46R.

7. Goodwill

     In accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” goodwill is evaluated to determine if fair value of the asset has decreased below its carrying value. At December 31, 2003, we performed the annual goodwill evaluation and determined no adjustment to impair goodwill was necessary. With respect to our drilling and completion fluids business, the determination that no impairment existed as of December 31, 2003, was based on our expectations of improvement in the results of operations for that business segment. If the expected improvement in results does not continue to occur, all or part of the goodwill of approximately $10 million associated with that business segment may be determined to be impaired. Goodwill as of March 31, 2004 and December 31, 2003 are as follows (in thousands):

	March 31,	December 31,
	2004	2003
Drilling:
Goodwill at beginning of period	$58,077	$58,077
Changes to goodwill	50,181	—
Accumulated amortization	(16,862)	(16,862)

Goodwill, net	91,396	41,215

Drilling and completion fluids:
Goodwill at beginning of period	$13,364	$13,364
Changes to goodwill	—	—
Accumulated amortization	(3,400)	(3,400)

Goodwill, net	9,964	9,964

Total goodwill, net	$101,360	$51,179

PATTERSON-UTI ENERGY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED

8. Investment in Equity Securities As Required by Generally Accepted Accounting Principles

     During 2002, the Company acquired approximately 19.5% of the outstanding shares of TMBR. Accordingly, the Company accounted for its investment using a method other than the equity method. On February 11, 2004, the Company acquired 100% of the remaining outstanding shares of TMBR. Accordingly, the Company was required to retroactively account for its investment using the equity method of accounting. Therefore, the Company has restated its prior period financial statements to reflect the equity method of accounting for all prior periods.

     The following table presents the restated balances as of December 31, 2003 and for the three months ended March 31, 2003 using the equity method of accounting for its investment in TMBR (in thousands):

	As Previously	As
	Reported	Restated
Balance Sheet as of December 31, 2003:
Investment in equity securities	$20,274	$19,771
Accumulated other comprehensive income	8,554	6,934
Deferred tax liability	143,490	142,517
Retained earnings	316,329	318,419
Comprehensive Income for the period ended March 31, 2003:
Comprehensive income	8,753	9,483
Income Statement for the period ended March 31, 2003:
Other income	—	1,333
Deferred income tax expense	695	1,202
Net income	5,756	6,582
Net income per common share:
Basic	$0.07	$0.08

Diluted	$0.07	$0.08

9. Accrued Expenses

     Accrued expenses consisted of the following at March 31, 2004, and December 31, 2003 (in thousands):

	March 31,	December 31,
	2004	2003
Salaries, wages, payroll taxes and benefits	$16,256	$15,740
Workers’ compensation liability	20,765	22,859
Sales, use and other taxes	5,517	5,796
Insurance, other than workers’ compensation	806	1,848
Restructuring and merger related costs	1,000	1,000
Other	8,129	4,823

	$52,473	$52,066

PATTERSON-UTI ENERGY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED

10. Asset Retirement Obligation

     The FASB issued Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations” (“SFAS No. 143”), in June 2001. SFAS No. 143 requires that we record a liability for the estimated costs to be incurred in connection with the abandonment of oil and natural gas properties in the future. We recorded a liability of approximately $1.1 million in the first quarter of 2003 upon initial adoption of SFAS No. 143. The following table describes the changes to our asset retirement obligations during the first quarter of 2004 (in thousands):

Balance at December 31, 2003	$1,163
Liabilities incurred*	1,113
Liabilities settled	(70)
Accretion expense	15

Balance at March 31, 2004	$2,221

*Includes $1,091 related to TMBR acquisition.

     A charge of $469,000 (net of tax) was recorded as a cumulative effect of a change in accounting principle for the quarter ended March 31, 2003. The change relates to the cost associated with the future abandonment of oil and natural gas properties. The related effect to both basic and diluted earnings per share for the first quarter of 2003 as a result of the change in accounting principle was a decrease of $0.01 per share.

11. Legal Matters

     Westfort Energy LTD and Westfort Energy (US) LTD f/k/a Canadian Delta, Inc. (“Westfort”), filed a lawsuit against two of the Company’s subsidiaries, Patterson Petroleum LP and Patterson Drilling Company LP, in the Circuit Court, Rankin County, Mississippi, Case No. 2002-18. The lawsuit relates to a letter agreement entered into in July 2000 between Patterson Petroleum LP and Westfort concerning the drilling of a daywork well in Mississippi. This lawsuit was filed by Westfort after Patterson Petroleum LP made demand on Westfort for payment of the contract drilling services.

     The Westfort lawsuit has been dismissed without prejudice. The Westfort entities filed for bankruptcy in May 2003. The Westfort bankruptcies were dismissed with prejudice in April 2004. The Company continues to assert claims against Westfort including the monies owed Patterson Petroleum LP under the letter agreement in the amount of approximately $5,075,000. Amounts deemed uncollectible have been reserved. The Company believes that it is remote that the outcome of this matter will have a material adverse effect on the Company’s financial condition and results of operations.

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

12. Subsequent Event

     On April 28, 2004, the Company’s Board of Directors authorized a two-for-one stock split in the form of a stock dividend to be paid on June 30, 2004 to holders of record on June 14, 2004 and a quarterly cash dividend of $0.04 per share ($0.02 per share post-split) with the first quarterly dividend to be paid on June 2, 2004 to holders of record on May 17, 2004. The amount and timing of all dividend payments is, however, subject to the discretion of the Board of Directors and will depend upon business conditions, results of operations, financial conditions and other factors. The following table illustrates the unaudited pro forma effect of the two-for-one stock split (in thousands, except per share amounts):

	Three months ended
	March 31,
	2004	2003
Average common shares outstanding:
Basic, as reported	81,874	80,163

Basic, pro forma	163,748	160,326

Diluted, as reported	83, 617	82,085

Diluted, pro forma	167,234	164,170

Net income per common share:
Basic, as reported	$0.25	$0.08

Basic, pro forma	$0.13	$0.04

Diluted, as reported	$0.25	$0.08

Diluted, pro forma	$0.12	$0.04

     Additionally, within Stockholders’ Equity, Common Stock will be increased by, and Additional Paid-in-Capital will be reduced by, $846,642 at March 31, 2004 and $824,831 at December 31, 2003 as a result of the two-for-one stock split in the form of a stock dividend.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     Management Overview — We are a leading provider of contract services to the North American oil and natural gas industry. Our services primarily involve the drilling, on a contract basis, of land-based oil and natural gas wells and to a lesser extent, we provide pressure pumping services and drilling and completion fluid services. In addition to the aforementioned contract services, we also engage in the development, exploration, acquisition and production of oil and natural gas. For the three months ended March 31, 2004 and 2003, our operating revenues consisted of the following (dollars in thousands):

	2004		2003
Contract drilling	$179,175	82%	$135,581	82%
Pressure pumping	14,250	7	8,511	5
Drilling and completion fluids	18,139	8	15,848	10
Oil and natural gas	7,215	3	5,299	3

	$218,779	100%	$165,239	100%

     We provide our contract services to oil and natural gas operators in North America. Our contract drilling operations are focused in various regions of Texas, New Mexico, Oklahoma, Louisiana, Mississippi, Colorado, Utah, Wyoming and Western Canada while our pressure pumping services are focused primarily in the Appalachian Basin. Our drilling and completion fluids services are provided to operators in Texas, New Mexico, Oklahoma, the Gulf Coast regions of Texas and Louisiana and the Gulf of Mexico. Our oil and natural gas operations are primarily focused in Texas, New Mexico and Mississippi.

     We have been a leading consolidator of the domestic land-based contract drilling industry over the past several years increasing our drilling fleet to 361 rigs, which we believe is the second largest drilling fleet in North America. Growth by acquisition has been a corporate strategy intended to expand both revenues and market share.

     The profitability of our business is most readily assessed by two primary indicators: our average number of rigs operating and our average revenue per operating day. During the first quarter of 2004, our average number of rigs operating increased to 197 (including an average of six rigs acquired from TMBR) from 176 in the first quarter of 2003 and our average revenue per operating day increased to $9,974 in the first quarter of 2004 from $8,540 in the first quarter of 2003. Primarily due to these improved operating results, we experienced an increase of approximately $14 million in net income in the first quarter of 2004 compared to the same quarter in 2003.

     Our revenues, profitability and cash flows are highly dependent upon the market prices of oil and natural gas. During periods of improved commodity prices, the capital spending budgets of oil and natural gas operators tend to expand, which results in increased demand for our contract services. Conversely, in periods of time when these commodity prices deteriorate, the demand for our contract services generally weakens and we experience downward pressure on pricing for our services. Our operations are also impacted by competition, the availability of excess equipment, labor shortages and various other factors which are more fully described as risk factors in our “Forward Looking Statements and Cautionary Statements for Purposes of the ‘Safe Harbor’ Provisions of the Private Securities Litigation Reform Act of 1995” included in our Annual Report on Form 10-K for the year ended December 31, 2003, beginning on page 15.

     Management believes that the liquidity of our balance sheet as of March 31, 2004, which includes approximately $192 million in working capital (including $92 million in cash), no long term debt and $62 million available under our existing $100 million line of credit (availability of $38 million is reserved for outstanding letters of credit), provides us with the ability to pursue acquisition opportunities, expand into new regions, make improvements to our assets and survive downturns in our industry.

     Commitments and Contingencies — We have no commitments or contingencies which require disclosure in our financial statements other than letters of credit totaling $38.0 million at March 31, 2004, maintained for the benefit of various insurance companies as collateral for retrospective premiums and retained losses which may become payable under the terms of the underlying insurance contracts. No amounts have been drawn under the letters of credit.

     Trading and Investing — We have not engaged in trading activities that include high-risk securities, such as derivatives and non-exchange traded contracts. We invest cash primarily in highly liquid, short-term investments such as overnight deposits, money markets, and highly rated municipal and commercial bonds.

     Description of Business — As a leading provider of onshore contract drilling services, we currently own 361 land-based drilling rigs. Our pressure pumping services consist primarily of well stimulation and cementing for completion of new wells and remedial work on existing wells. Our drilling and completion fluids services are used to control pressure when drilling oil and natural gas wells. We are also engaged in the development, exploration, acquisition, and production of oil and natural gas.

     The contract drilling business experienced increased demand for drilling services in 1997, 2000, 2001 and 2003. However, except for those periods and other occasional upturns, generally, there have been substantially more drilling rigs available than necessary to meet demand in most operational and geographic segments of the North American land drilling industry. As a result, drilling contractors have had difficulty sustaining profit margins.

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

     Property and equipment — Property and equipment, including betterments which extend the useful life of the asset, are stated at cost. Maintenance and repairs are charged to expense when incurred. We provide for the depreciation of our property and equipment using the straight-line method over the estimated useful lives. Our method of depreciation does not change when equipment becomes idle; we continue to depreciate idled equipment on a straight-line basis. No provision for salvage value is considered in determining depreciation of our property and equipment. We review our assets, including intangible assets, for impairment when events or changes in circumstances indicate that the carrying values of certain assets either exceed their respective fair values or may not be recovered over their estimated remaining useful lives. The cyclical nature of our industry has resulted in fluctuations in rig utilization over periods of time. Management believes that the contract drilling industry will continue to be cyclical and rig utilization will fluctuate. Based on management’s expectations of future trends we estimate future cash flows in our assessment of impairment assuming the following four-year industry cycle: one year projected with low utilization, one year projected as a recovery period with improving utilization and the remaining two years projecting higher utilization. Provisions for asset impairment are charged to income when estimated future cash flows, on an undiscounted basis, are less than the asset’s net book value. Impairment charges are recorded based on discounted cash flows. There were no impairment charges to property and equipment during the three months ended March 31, 2004 or 2003.

     Oil and natural gas properties — Oil and natural gas properties are accounted for using the successful efforts method of accounting. Under the successful efforts method of accounting, exploration costs which result in the discovery of oil and natural gas reserves and all development costs are capitalized to the appropriate well. Exploration costs which do not result in discovering oil and natural gas reserves are charged to expense when such determinations are made. In accordance with Statement of Financial Accounting Standards No. 19, “Financial

Accounting and Reporting by Oil and Gas Producing Companies,” (“SFAS No. 19”) costs of exploratory wells are initially capitalized to wells in progress until the outcome of the drilling is known. We review wells in progress quarterly to determine the related reserve classification. If the reserve classification is uncertain after one year following the completion of drilling, we consider the costs of the well to be impaired and recognize the costs as expense. Geological and geophysical costs, including seismic costs and costs to carry and retain undeveloped properties, are charged to expense when incurred. The capitalized costs of both developmental and successful exploratory type wells, consisting of lease and well equipment, lease acquisition costs, and intangible development costs, are depreciated, depleted, and amortized on the units-of-production method, based on petroleum engineer estimates of proved oil and natural gas reserves of each respective field. The Company reviews its proved oil and natural gas properties for impairment when an event occurs such as downward revisions in reserve estimates or decreases in oil and natural gas prices. Proved properties are grouped by field and undiscounted cash flow estimates are provided by our reserve engineer. If the net book value of a field exceeds its undiscounted cash flow estimate, impairment expense is measured and recognized as the difference between its net book value and discounted cash flow. Unproved oil and natural gas properties are reviewed quarterly to determine impairment. The Company’s intent to drill, lease expiration, and abandonment of area are considered. Assessment of impairment is made on a lease-by-lease basis. If an unproved property is determined to be impaired, then costs related to that property are expensed. Impairment expense of approximately $471,000 for the three months ended March 31, 2004, is included in depreciation, depletion and amortization in the accompanying financial statements.

     Intangible assets — Intangible assets consist of goodwill arising from business combinations. Intangible assets such as goodwill are considered to have indefinite useful economic lives and are not amortized until their lives are determined to be finite. As such, we assess impairment of our goodwill annually or on an interim basis if events or circumstances indicate that the fair value of the asset has decreased below its carrying value. With respect to our drilling and completion fluids business, the determination that no impairment existed as of December 31, 2003, was based on our expectations of improvement in the results of operations for that business segment. If the expected improvement in results does not continue to occur, all or part of the goodwill of approximately $10 million associated with that business segment may be determined to be impaired.

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

     Key estimates used by management include:

•	allowance for doubtful accounts,

•	total expenses to be incurred on footage and turnkey drilling contracts,

•	depreciation, depletion, and amortization,

•	asset impairment,

•	reserves for self-insured levels of insurance coverages, and

•	fair values of assets and liabilities assumed.

Liquidity and Capital Resources

     As of March 31, 2004, we had working capital of approximately $192 million, including cash and cash equivalents of $92 million. For the three months ended March 31, 2004, our significant sources of cash flow were approximately:

•	$54 million provided by operations, and

•	$7 million from the exercise of stock options and warrants.

     We used approximately $33 million to acquire the remaining outstanding shares of TMBR and approximately $38 million:

•	to make capital expenditures for the betterment and refurbishment of our drilling rigs,

•	for the acquisition and procurement of drilling equipment,

•	to fund capital expenditures for our pressure pumping and drilling and completion fluids divisions, and

•	to fund leasehold acquisition and exploration and development of oil and natural gas properties.

     In February 2004, the Company completed its merger with TMBR in which one of the Company’s wholly-owned subsidiaries acquired 100% of the remaining outstanding shares of TMBR for a net cash payment of approximately $33 million ($40.4 million paid to TMBR shareholders less $7.9 million acquired in the transaction) and the issuance of 1.39 million shares of the Company’s common stock valued at $35.64 per share. The assets of TMBR included 18 land-based drilling rigs and related equipment, shop facilities, equipment yards and their oil and natural gas properties. The transaction was accounted for as a business combination and the purchase price was allocated among the assets acquired and liabilities assumed based on their estimated fair market values.

     On April 28, 2004, the Company’s Board of Directors approved the initiation of a quarterly cash dividend on each share of the Company’s common stock. The cash dividends will aggregate $0.16 per share on an annual basis ($0.08 per share post-split) with the first quarterly dividend in the amount of $0.04 per share ($0.02 per share post-split) to be paid to holders of record on May 17, 2004 and paid on June 2, 2004. The amount and timing of all dividend payments is, however, subject to the discretion of the Board of Directors and will depend upon business conditions, results of operations, financial conditions and other factors.

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

Commitments, Contingencies and Other Matters

     The Company maintains letters of credit in the aggregate amount of $38.0 million for the benefit of various insurance companies as collateral for retrospective premiums and retained losses which could become payable under the terms of the underlying insurance contracts. These letters of credit expire at various times during each calendar year. No amounts have been drawn under the letters of credit.

     Westfort Energy LTD and Westfort Energy (US) LTD f/k/a Canadian Delta, Inc. (“Westfort”), filed a lawsuit against two of the Company’s subsidiaries, Patterson Petroleum LP and Patterson Drilling Company LP, in the Circuit Court, Rankin County, Mississippi, Case No. 2002-18. The lawsuit relates to a letter agreement entered into in July 2000 between Patterson Petroleum LP and Westfort concerning the drilling of a daywork well in Mississippi. This lawsuit was filed by Westfort after Patterson Petroleum LP made demand on Westfort for payment of the contract drilling services.

     The Westfort lawsuit has been dismissed without prejudice. The Westfort entities filed for bankruptcy in May 2003. The Westfort bankruptcies were dismissed with prejudice in April 2004. The Company continues to assert claims against Westfort including the monies owed Patterson Petroleum LP under the letter agreement in the amount of approximately $5,075,000. Amounts deemed uncollectible have been reserved. The Company believes that it is remote that the outcome of this matter will have a material adverse effect on the Company’s financial condition and results of operations.

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

Results of Operations

     The following tables summarize operations by business segment for the three months ended March 31, 2004 and 2003:

Contract Drilling	2004	2003	% Change
	(dollars in thousands)
Revenues	$179,175	$135,581	32.2%
Direct operating costs	$127,991	$106,428	20.3%
Selling, general, and administrative	$1,095	$1,135	(3.5)%
Depreciation and amortization	$23,001	$20,506	12.2%
Operating income	$27,088	$7,512	260.6%
Operating days	17,964	15,869	13.2%
Average revenue per operating day	$9.97	$8.54	16.7%
Average direct operating costs per operating day	$7.12	$6.71	6.1%
Number of owned rigs at end of period	361	331	9.1%
Average number of rigs owned during period	353	329	7.3%
Average rigs operating	197	176	11.9%
Rig utilization percentage	56%	54%	3.7%
Capital expenditures	$28,380	$13,539	109.6%

     Revenues and direct operating costs increased as a result of the increased number of operating days, as well as an increase in the average revenue and average direct operating costs per operating day. Revenue per operating day increased as a result of increased demand for our drilling services. Direct operating costs per operating day increased primarily as a result of field personnel pay increases implemented in 2003. As a result of the increased number of rigs operating in the first quarter of 2004, significant capital expenditures were incurred to modify and upgrade our existing drilling rigs and to acquire additional related equipment to meet the increased demand. Increased depreciation expense was due to significant capital expenditures in 2003, including the acquisition of 19 drilling rigs and related equipment.

Pressure Pumping	2004	2003	% Change
	(dollars in thousands)
Revenues	$14,250	$8,511	67.4%
Direct operating costs	$8,088	$5,006	61.6%
Selling, general, and administrative	$1,793	$1,511	18.7%
Depreciation	$1,145	$809	41.5%
Operating income	$3,224	$1,185	172.1%
Total jobs	1,688	1,061	59.1%
Average revenue per job	$8.44	$8.02	5.2%
Average direct operating costs per job	$4.79	$4.72	1.5%
Capital expenditures	$5,822	$3,713	56.8%

     Increases in revenues and direct operating costs were primarily attributable to the increased number of jobs during the first quarter of 2004 compared to the first quarter of 2003. The increase in jobs in the quarter was largely due to the Company’s continued growth in the Appalachian regions of Kentucky and West Virginia. General and administrative expenses increased as a result of the expanding operations of the pressure pumping segment. Increased depreciation expense for the 2004 quarter was largely due to the expansion of the pressure pumping segment during 2003 and related expenditures to acquire necessary equipment to facilitate the growth. Capital expenditures increased in 2004 compared to 2003 due to further expansion of services into Tennessee as well as equipment modifications and upgrades.

Drilling and Completion Fluids	2004	2003	% Change
	(dollars in thousands)
Revenues	$18,139	$15,848	14.5%
Direct operating costs	$15,639	$14,381	8.7%
Selling, general, and administrative	$1,710	$1,777	(3.8)%
Depreciation and amortization	$568	$584	(2.7)%
Operating income (loss)	$222	$(894)	N/A %
Total jobs	518	486	6.6%
Average revenue per job	$35.02	$32.61	7.4%
Average direct operating costs per job	$30.19	$29.59	2.0%
Capital expenditures	$211	$131	61.1%

     Revenues and direct operating costs increased during the first quarter of 2004 compared to the first quarter of 2003 primarily as a result of the increased number of jobs, as well as an increase in the average revenue and average direct operating costs per job. Average revenue and direct operating costs per job increased as a result of an increase in the number of larger jobs in the Gulf of Mexico.

Oil and Natural Gas Production and Exploration	2004	2003	% Change
	(dollars in thousands, except sales pries)
Revenues	$7,215	$5,299	36.2%
Direct operating costs	$1,568	$1,079	45.3%
Selling, general, and administrative	$413	$382	8.1%
Depreciation and depletion	$2,458	$2,163	13.6%
Operating income	$2,776	$1,675	65.7%
Capital expenditures	$3,532	$2,150	47.9%
Average net daily oil production (Bbls)	929	755	23.0%
Average net daily gas production (Mcf)	7,641	5,410	41.2%
Average oil sales price (per Bbl)	$33.88	$33.60	0.8%
Average gas sales price (per Mcf)	$5.39	$5.16	4.5%

     Oil and natural gas revenues and related direct operating costs increased in the first quarter of 2004 compared to the first quarter of 2003, primarily due to the acquisition of the oil and natural gas properties acquired in the merger with TMBR during February 2004. Operating income increased primarily as a result of the increased production of natural gas at an increased price per Mcf during 2004. Depreciation and depletion expense increased in 2004 as a result of $471,000 of expenses incurred to partially impair certain oil and natural gas properties.

Corporate and Other	2004	2003	% Change
	(in thousands)
Selling, general, and administrative	$1,787	$2,089	(14.5)%
Bad debt expense	$90	$80	12.5%
Depreciation and amortization	$111	$74	50.0%
Other income from operations	$1,188	$2,609	(54.5)%
Interest income	$251	$260	(3.4)%
Interest expense	$76	$72	5.5%
Other income	$85	$1,341	(93.7)%

     Other income from operations in 2004 includes approximately $1.2 million from the sale of used equipment. In 2003, other income from operations includes a $2.5 million payment received as settlement for contract drilling services previously provided in Mexico by Norton Drilling Company Mexico, Inc., a wholly-owned subsidiary of the Company. The receivable had been reserved as uncollectible at the time of the Company’s acquisition of Norton Drilling Company Mexico, Inc. in 1999. Other income in 2003 includes $1.3 million representing the Company's pro rata share of the net income of TMBR for that three month period, using the equity method of accounting.

Volatility of Oil and Natural Gas Prices and its Impact on Operations

     Our revenue, profitability, and future rate of growth are substantially dependent upon prevailing prices for oil and natural gas, with respect to all of our operating segments. Historically, oil and natural gas prices and markets have been volatile. Prices are affected by market supply and demand factors as well as actions of state and local agencies, the United States and foreign governments, and international cartels. All of these factors are beyond our control. Natural gas prices fell from an average of $6.23 per Mcf in the first quarter of 2001 to an average of $2.51 per Mcf for the same period in 2002. During this same period, the average number of our rigs operating dropped by approximately 50%. The average market price of natural gas improved to $5.45 in 2003 compared to $3.36 in 2002, resulting in an increase in demand for our drilling services. Our average number of rigs operating increased to 188 in 2003 from 126 in 2002. During the first quarter of 2004, the average market price of natural gas was $5.55 per Mcf and our average number of rigs operating increased to 197 (including an average of six rigs acquired from TMBR). We expect oil and natural gas prices to continue to be volatile and to affect our financial condition and operations and ability to access sources of capital.

     The contract drilling business experienced increased demand for drilling services in 1997, 2000, 2001 and 2003. However, except for those periods and other occasional upturns, generally, there have been substantially more drilling rigs available than necessary to meet demand in most operational and geographic segments of the North American land drilling industry. As a result, drilling contractors have had difficulty sustaining profit margins.

Impact of Inflation

     We believe that inflation will not have a significant near-term impact on our financial position.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

     We currently have no significant exposure to interest rate market risk because we have no outstanding balance under our credit facility. Should we incur a balance in the future, we would have exposure associated with the floating rate of the interest charged on that balance. The revolving credit facility calls for periodic interest payments at a floating rate ranging from LIBOR plus 1.75% to 2.75%. The applicable rate above LIBOR (1.75% at March 31, 2004) is based upon our trailing twelve-month EBITDA (earnings before interest expense, income taxes, and depreciation, depletion, and amortization expense). Our exposure to interest rate risk due to changes in LIBOR is not expected to be material.

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

     “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 2 of this Report contains forward-looking statements which are made pursuant to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. These statements include, without limitation, statements relating to: liquidity; financing of operations; continued volatility of oil and natural gas prices; source and sufficiency of funds required for immediate capital needs and additional rig acquisitions (if further opportunities arise); and other matters. The words “believes,” “plans,” “intends,” “expected,” “estimates” or “budgeted” and similar expressions identify forward-looking statements. The forward-looking statements are based on certain assumptions and analyses we make in light of our experience and our perception of historical trends, current conditions, expected future developments and other factors we believe are appropriate in the circumstances. We do not undertake to update, revise or correct any of the forward-looking information. Factors that could cause actual results to differ materially from our expectations expressed in the forward-looking statements include, but are not limited to, the following:

•	Changes in prices and demand for oil and natural gas;

•	Changes in demand for contract drilling, pressure pumping and drilling and completion fluids services;

•	Shortages of drill pipe and other drilling equipment;

•	Labor shortages, primarily qualified drilling personnel;

•	Effects of competition from other drilling contractors and providers of pressure pumping and drilling and completion fluids services;

•	Occurrence of operating hazards and uninsured losses inherent in our business operations; and

•	Environmental and other governmental regulation.

     For a more complete explanation of these various factors and others, see “Forward Looking Statements and Cautionary Statements for Purposes of the ‘Safe Harbor’ Provisions of the Private Securities Litigation Reform Act of 1995” included in our Annual Report on Form 10-K for the year ended December 31, 2003, beginning on page 15.

     You are cautioned not to place undue reliance on any of our forward-looking statements, which speak only as of the date of the document or in the case of documents incorporated by reference, the date of those documents.

PART II — OTHER INFORMATION

ITEM 5. Other Information

     The Company currently intends to hold its 2004 Annual Meeting of Stockholders on June 29, 2004. Any stockholder proposal sought to be included in the Company's proxy materials for the 2004 Annual Meeting pursuant to Rule 14a-8 of the Securities Exchange Act of 1934, as amended, must be received by the Company not later than the close of business on May 10, 2004. Such proposals must relate to matters appropriate for stockholder action and be consistent with regulations of the Securities and Exchange commission relating to stockholders' proposals, in order to be considered for inclusion in the Company's proxy statement relating to that meeting. Any stockholder who intends to present a proposal at the 2004 Annual Meeting of Stockholders and not intending to have such proposal included in the Company's proxy statement must deliver advance written notice of such proposal to the Company not later than the close of business on May 10, 2004. Both stockholder proposals and written notifications should be sent to Patterson-UTI Energy, Inc., 4510 Lamesa Highway, Snyder, Texas 79549, Attention: Secretary.

ITEM 6. Exhibits and Reports on Form 8-K

     (a) Exhibits.

     The following exhibits are filed herewith or incorporated by reference, as indicated:

3.1	Restated Certificate of Incorporation, as amended. (1)

3.2	Amended and Restated Bylaws. (2)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated herein by reference to Item 6, “Exhibits and Reports on Form 8-K” to Form 10-Q for the quarterly period ended June 30, 2003, filed on July 28, 2003.

(2)	Incorporated herein by reference to Item 14, “Exhibits, Financial Statement Schedules and Reports on Form 8-K” to Annual Report on Form 10-K for the fiscal year ended December 31, 2001, filed on March 19, 2002.

(b) Reports on Form 8-K.

On February 12, 2004, the Company furnished a Current Report on Form 8-K, dated February 11, 2004, furnishing the Company’s public announcement of its merger of TMBR/Sharp Drilling, Inc. with and into Patterson-UTI Acquisition, LLC, a wholly-owned subsidiary of Patterson-UTI Energy, Inc.

On February 6, 2004, the Company furnished a Current Report on Form 8-K, dated February 6, 2004, furnishing the Company’s public announcement regarding updated pro forma financial information contained in its Registration Statement on Form S-4, as amended, regarding the Agreement and Plan of Merger dated May 26, 2003, among Patterson-UTI Acquisition, LLC, a wholly-owned subsidiary of Patterson-UTI Energy, Inc., and TMBR/Sharp Drilling, Inc.

On February 3, 2004, the Company furnished a Current Report on Form 8-K, dated February 2, 2004, furnishing the Company’s public announcement relating to drilling days for January 2004 and net income per diluted share for the year ended December 31, 2003.

On January 29, 2004, the Company furnished a Current Report on Form 8-K, dated January 29, 2004, furnishing the Company’s public announcement of its financial results for the quarter and year ended December 31, 2003, including the Condensed Consolidated Statements of Income and Additional Financial and Operating Data.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PATTERSON-UTI ENERGY, INC.
By:	/s/ Cloyce A. Talbott
Cloyce A. Talbott
(Principal Executive Officer) Chief Executive Officer

By:	/s/ Jonathan D. Nelson
Jonathan D. Nelson
(Principal Accounting Officer) Vice President, Chief Financial Officer, Secretary and Treasurer

DATED: April 29, 2004