Form 10-Q
period 2004-06-30
PATTERSON UTI ENERGY INC
filed 2004-08-09
CIK 889900

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

166,888,659 shares of common stock, $0.01 par value, as of August 9, 2004

PATTERSON-UTI ENERGY, INC. AND SUBSIDIARIES

Page
PART I — Financial Information
ITEM 1. Financial Statements
Unaudited condensed consolidated balance sheets	3
Unaudited condensed consolidated statements of income	4
Unaudited condensed consolidated statement of changes in stockholders’ equity	5
Unaudited condensed consolidated statements of changes in cash flows	6
Notes to unaudited condensed consolidated financial statements	7
ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	16
ITEM 3. Quantitative and Qualitative Disclosures About Market Risk	25
ITEM 4. Controls and Procedures	25
Forward Looking Statements and Cautionary Statements for Purposes of the “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995	26
PART II — Other Information
ITEM 1. Legal Proceeding	27
ITEM 2. Changes in Securities and Use of Proceeds	27
ITEM 4. Submission of Matters to a Vote of Security Holders	27
ITEM 6. Exhibits and Reports on Form 8-K	28
Signatures	30
Certification of CEO Pursuant to Rule 13a-14(a)
Certification of CFO Pursuant to Rule 13a-14(a)
Certification of CEO & CFO Pursuant to Section 906
Restated Certificate of Incorporation
Amendment to Restated Certificate of Incorporation
Restricted Stock Agreement - Mark S. Siegel
Restricted Stock Agreement - Cloyce A. Talbott
Restricted Stock Agreement - A. Glenn Patterson
Restricted Stock Agreement - Kenneth N. Berns
Restricted Stock Agreement - Jonathan D. Nelson
Restricted Stock Agreement - John E. Vollmer III
Amendment to the Amended and Restated 1997 Long-Term Incentive Plan
Certication of Chief Executive Officer
Certication of Chief Financial Officer
Certification of CEO and CFO Pursuant to Section 906

PART I — FINANCIAL INFORMATION

ITEM 1. Financial Statements

The following unaudited condensed consolidated financial statements include all adjustments which, in the opinion of management, are necessary in order to make such financial statements not misleading.

PATTERSON-UTI ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(in thousands, except share data)

	June 30,	December 31,
	2004	2003
ASSETS
Current assets:
Cash and cash equivalents	$63,353	$100,483
Accounts receivable, net of allowance for doubtful accounts of $2,959 at June 30, 2004 and $2,133 at December 31, 2003	183,505	156,345
Federal and state income taxes receivable, net	—	12,667
Inventory	15,025	15,206
Deferred tax assets	21,645	16,449
Other	9,819	6,910

Total current assets	293,347	308,060
Property and equipment, at cost, net	785,153	693,631
Goodwill	101,360	51,179
Investment in equity securities	—	19,771
Other	13,914	2,686

Total assets	$1,193,774	$1,075,327

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable:
Trade	$45,180	$41,093
Accrued revenue distributions	11,863	8,545
Other	5,165	6,743
Accrued federal income taxes payable	4,301	—
Accrued expenses	51,658	52,066

Total current liabilities	118,167	108,447
Deferred tax liabilities	149,747	142,517
Other	4,906	3,822

Total liabilities	272,820	254,786

Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock, par value $.01; authorized 1,000,000 shares, no shares issued	—	—
Common stock, par value $.01; authorized 200,000,000 shares at December 31, 2003 and 300,000,000 shares at June 30, 2004 with 169,971,598 (affected by a two-for-one stock split) and 82,483,148 issued and 166,858,502 (affected by a two-for-one stock split) and 80,976,600 outstanding at June 30, 2004 and December 31, 2003, respectively	1,700	825
Additional paid-in capital	579,314	506,018
Deferred compensation	(6,488)	—
Retained earnings	354,522	318,419
Accumulated other comprehensive income	5,043	6,934
Treasury stock, at cost, 3,113,096 shares (affected by a two-for-one stock split) and 1,506,548 shares at June 30, 2004 and December 31, 2003, respectively	(13,137)	(11,655)

Total stockholders’ equity	920,954	820,541

Total liabilities and stockholders’ equity	$1,193,774	$1,075,327

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PATTERSON-UTI ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Operating revenues:
Drilling	$188,222	$163,951	$367,397	$299,532
Pressure pumping	14,577	9,800	28,827	18,311
Drilling and completion fluids	23,424	16,003	41,563	31,851
Oil and natural gas	8,287	5,870	15,502	11,169

	234,510	195,624	453,289	360,863

Operating costs and expenses:
Drilling	134,387	124,309	262,378	230,737
Pressure pumping	8,328	5,800	16,416	10,806
Drilling and completion fluids	19,837	13,922	35,476	28,303
Oil and natural gas	2,768	1,292	4,336	2,371
Depreciation, depletion, amortization and impairment	30,451	24,973	57,734	49,109
General and administrative	7,910	6,813	14,708	13,707
Bad debt expense	217	82	307	162
Other	(187)	(720)	(1,375)	(3,329)

	203,711	176,471	389,980	331,866

Operating income	30,799	19,153	63,309	28,997

Other income (expense):
Interest income	204	285	455	545
Interest expense	(54)	(76)	(130)	(148)
Other	172	319	257	1,660

	322	528	582	2,057

Income before income taxes and cumulative effect of change in accounting principle	31,121	19,681	63,891	31,054

Income tax expense (benefit):
Current	14,655	10,642	19,204	13,762
Deferred	(3,141)	(3,163)	4,398	(1,961)

	11,514	7,479	23,602	11,801

Income before cumulative effect of change in accounting principle	19,607	12,202	40,289	19,253
Cumulative effect of change in accounting principle, net of related income tax benefit of approximately $287	—	—	—	(469)

Net income	$19,607	$12,202	$40,289	$18,784

Net income per common share:
Basic:
Income before cumulative effect of change in accounting principle	$0.12	$0.08	$0.24	$0.12

Cumulative effect of change in accounting principle	$—	$—	$—	$—

Net income	$0.12	$0.08	$0.24	$0.12

Diluted:
Income before cumulative effect of change in accounting principle	$0.12	$0.07	$0.24	$0.12

Cumulative effect of change in accounting principle	$—	$—	$—	$—

Net income	$0.12	$0.07	$0.24	$0.11

Weighted average number of common shares outstanding:
Basic	166,681	161,058	165,211	160,694

Diluted	169,062	164,914	168,005	164,218

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PATTERSON-UTI ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)
(in thousands)

	Common Stock					Accumulated
	Number		Additional			other
	of		paid-in	Deferred	Retained	comprehensive	Treasury
	shares	Amount	capital	compensation	earnings	income	stock	Total
Balance, December 31, 2003	82,483	$825	$506,018	$—	$318,419	$6,934	$(11,655)	$820,541
Issuance of common stock	1,388	14	49,462	—	—	—	—	49,476
Issuance of restricted stock	195	2	6,749	(6,751)	—	—	—	—
Amortization of deferred compensation expense	—	—	—	263	—	—	—	263
Exercise of stock options	920	9	8,689	—	—	—	—	8,698
Tax benefit related to exercise of stock options	—	—	8,396	—	—	—	—	8,396
Foreign currency translation adjustment	—	—	—	—	—	(1,891)	—	(1,891)
Purchase of treasury stock	—	—	—	—	—	—	(1,482)	(1,482)
Payment of cash dividend (See Note 13)	—	—	—	—	(3,336)	—	—	(3,336)
Effect of two-for-one stock split (See Note 13)	84,986	850	—	—	(850)	—	—	—
Net income	—	—	—	—	40,289	—	—	40,289

Balance, June 30, 2004	169,972	$1,700	$579,314	$(6,488)	$354,522	$5,043	$(13,137)	$920,954

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PATTERSON-UTI ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN CASH FLOWS (Unaudited)
(in thousands)

	Six Months Ended
	June 30,
	2004	2003
Cash flows from operating activities:
Net income	$40,289	$18,784
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion, amortization and impairment	57,734	49,109
Dry holes and abandonments	815	—
Provision for bad debts	307	162
Deferred income tax expense (benefit)	4,398	(1,961)
Tax benefit related to exercise of stock options	8,396	5,992
Amortization of deferred compensation	263	—
Gain on sale of property and equipment	(1,375)	(877)
Cumulative effect of change in accounting principle, net of tax	—	(469)
Changes in operating assets and liabilities, net of acquired assets and liabilities assumed:
Accounts receivable	(21,969)	(36,457)
Federal and state income taxes	16,953	25,708
Inventory and other current assets	(2,206)	359
Accounts payable	4,445	7,427
Accrued expenses	(13,333)	9,852
Other liabilities	(4,033)	840

Net cash provided by operating activities	90,684	78,469

Cash flows from investing activities:
Acquisitions, net of cash acquired	(32,514)	(32,783)
Purchases of property and equipment	(89,723)	(51,182)
Proceeds from sales of property and equipment	1,986	1,859
Restricted cash deposited to collateralize retained insurance losses	(11,316)	—
Change in other assets	—	(1,304)

Net cash used in investing activities	(131,567)	(83,410)

Cash flows from financing activities:
Purchase of treasury stock	(1,482)	—
Dividends paid	(3,336)	—
Proceeds from exercise of stock options and warrants	8,698	9,488

Net cash provided by financing activities	3,880	9,488

Net increase (decrease) in cash and cash equivalents	(37,003)	4,547
Foreign currency translation adjustment	(127)	755
Cash and cash equivalents at beginning of period	100,483	82,154

Cash and cash equivalents at end of period	$63,353	$87,456

Supplemental disclosure of cash flow information:
Net cash received (paid) during the period for:
Interest	$(130)	$(145)
Income taxes	$8,000	$18,530

     Non-Cash investing and financing activities:

     In February 2004, the Company completed its merger with TMBR/Sharp Drilling, Inc. (“TMBR”) in which one of its wholly-owned subsidiaries acquired 100% of the remaining outstanding shares of TMBR for a net cash payment of approximately $32.5 million ($40.4 million paid to TMBR shareholders less $7.9 million in cash acquired in the transaction) and the issuance of 2.78 million shares of the Company’s common stock valued at $17.82 per share, adjusted to reflect the two-for-one stock split in the form of a stock dividend on June 20, 2004. The assets of TMBR included 18 land-based drilling rigs and related equipment, shop facilities, equipment yards and their oil and natural gas properties. The transaction was accounted for as a business combination and the purchase price was allocated among the assets acquired and liabilities assumed based on their estimated fair market values (See Note 2).

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

     The interim condensed consolidated financial statements have been prepared by management of the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations, although the Company believes the disclosures included herein are adequate to make the information presented not misleading. In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for presentation of the information have been included. The unaudited condensed consolidated balance sheet as of December 31, 2003, as presented herein, was derived from the audited balance sheet of the Company. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, as amended.

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

     The Company provides a dual presentation of its earnings per share in its Condensed Consolidated Statements of Income: Basic Earnings per Share (“Basic EPS”) and Diluted Earnings per Share (“Diluted EPS”). Basic EPS is computed using the weighted average number of shares outstanding during the periods presented. Diluted EPS includes common stock equivalents, generally stock options and warrants which are dilutive to earnings per share. For the three months ended June 30, 2004 and 2003, dilutive securities included in the calculation of Diluted EPS were 2.4 million shares and 3.9 million shares, respectively. For the six months ended June 30, 2004 and 2003, dilutive securities included in the calculation of Diluted EPS were 2.8 million shares and 3.5 million shares, respectively. For the three and six months ended June 30, 2004, there were 540,000 potentially dilutive options and warrants which were excluded from the calculation of Diluted EPS as their exercise price was greater than the average market price for the period. For the six months ended June 30, 2003, there were 30,000 potentially dilutive options and warrants which were excluded from the calculation of Diluted EPS as their exercise price was greater than the average market price for the period.

     On April 28, 2004, the Company’s Board of Directors authorized a two-for-one stock split in the form of a stock dividend which was distributed on June 30, 2004 to holders of record on June 14, 2004. At June 30, 2004, an adjustment was made to reclassify an amount from retained earnings to common stock to account for the par value of the common stock issued as a stock dividend. This adjustment had no overall effect on equity. The June 30, 2003 balance sheet was not restated as a result of this transaction; however, historical earnings per share amounts included in the statements of income and elsewhere in this report have been restated as if the two-for-one stock split had occurred on January 1, 2003.

     The results of operations for the three and six months ended June 30, 2004 are not necessarily indicative of the results to be expected for the full year.

     Certain reclassifications have been made to the 2003 consolidated financial statements in order for them to conform with the 2004 presentation.

PATTERSON-UTI ENERGY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED

2.	Recent Acquisitions

     On February 11, 2004, the Company completed its merger with TMBR/Sharp Drilling, Inc. (“TMBR”), a Texas corporation, in which one of its wholly-owned subsidiaries acquired 100 % of the remaining outstanding shares of TMBR. Operations of TMBR subsequent to February 11, 2004, are included in the Company’s consolidated financial statements. The transaction was accounted for as a business combination and the purchase price was allocated among the assets acquired and liabilities assumed based on their estimated fair market values. The assets of TMBR included 18 land-based drilling rigs and related equipment, shop facilities, equipment yards and their oil and natural gas properties.

     The purchase price was calculated as follows (in thousands, except per share data and exchange ratio):

Cash of $9.09 per share for the 4,447 TMBR shares outstanding at February 11, 2004, excluding the 1,059 TMBR shares owned by Patterson-UTI	$40,423
Patterson-UTI shares issued at $17.82 per share (4,447 TMBR shares X ..624332 exchange ratio X $17.82) (post stock-split)	49,476
1,059 TMBR shares previously acquired by the Company	19,771
Acquisition costs	12,511
Less: Cash acquired	(7,909)

Total purchase price	$114,270

     The purchase price was allocated among assets acquired and liabilities assumed based on their estimated fair market values as follows (in thousands):

Current assets	$6,287
Fixed assets	62,534
Other long term assets	172
Deferred tax assets	11,216
Goodwill	50,181
Current liabilities	(6,382)
Other long term liabilities	(677)
Deferred tax liability	(9,061)

Total purchase allocation	$114,270

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

     The following represents pro-forma unaudited financial information as if the merger had been completed on January 1, 2003 (in thousands, except per share amounts):

	Three months	Six months ended
	ended June 30,	June 30,
	2003	2004	2003
Revenue	$207,757	$457,876	$383,019
Income before cumulative effect of change in accounting principle	12,921	39,990	19,615
Net income	12,921	39,990	19,146
Earnings per share:
Basic	$0.08	$0.24	$0.12

Diluted	$0.08	$0.24	$0.12

     Since the merger was completed on February 11, 2004, and the results of TMBR have been included subsequent to that date, no pro-forma information for the three months ended June 30, 2004 is necessary.

3.	Stock-based Compensation

     At June 30, 2004, the Company had seven stock-based employee compensation plans, of which three were active. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. During the second quarter of 2004, the Company granted restricted shares of the Company’s common stock (the “Restricted Shares”) to certain key employees under the Patterson-UTI Energy, Inc. 1997 Long-Term Incentive Plan, as amended. As required by APB Opinion No. 25, the Restricted Shares were valued based upon the market price of the Company’s common stock on the date of the grant. The resulting value is being amortized over the vesting period of the stock. Compensation expense of $165,000, net of tax, was included in net income for the three and six months ended June 30, 2004. Other than the Restricted Shares discussed above, no additional stock-based employee compensation cost is reflected in net income, as all options granted under the plans discussed above had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and net income per share if the Company had applied the fair value recognition provisions of Financial Accounting Standards Board Statement No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation (in thousands, except per share amounts):

	Three months ended		Six months ended
	June 30,		June 30,
	2004	2003	2004	2003
Net income, as reported	$19,607	$12,202	$40,289	$18,784
Add: Stock-based employee compensation expense recorded	263	—	263	—
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(3,450)	(2,739)	(6,424)	(5,040)

Pro-forma net income	$16,420	$9,463	$34,128	$13,744

Net income per common share:
Basic, as reported	$0.12	$0.08	$0.24	$0.12

Basic, pro-forma	$0.10	$0.06	$0.21	$0.09

Diluted, as reported	$0.12	$0.07	$0.24	$0.11

Diluted, pro-forma	$0.10	$0.06	$0.20	$0.08

PATTERSON-UTI ENERGY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED

4.	Comprehensive Income

     The following table illustrates the Company’s comprehensive income including the effects of foreign currency translation adjustments for the three and six months ended June 30, 2004 and 2003 (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2004	2003	2004	2003
Net income	$19,607	$12,202	$40,289	$18,784
Other comprehensive income (expense):
Foreign currency translation adjustment related to our Canadian operations	(1,424)	4,170	(1,891)	7,071

Comprehensive income	$18,183	$16,372	$38,398	$25,855

PATTERSON-UTI ENERGY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED

5.	Business Segments

     Our revenues, operating profits and identifiable assets are primarily attributable to four business segments: (i) contract drilling of oil and natural gas wells, (ii) pressure pumping services and (iii) drilling and completion fluid services to operators in the oil and natural gas industry, and (iv) the exploration, development, acquisition and production of oil and natural gas. Each of these segments represents a distinct type of business based upon the type and nature of services and products offered. These segments have separate management teams which report to the Company’s chief executive officer and have distinct and identifiable revenues and expenses. Separate financial data for each of our four business segments is provided below (in thousands).

	Three months ended		Six months ended
	June 30,		June 30,
	2004	2003	2004	2003
Operating revenues:
Drilling	$188,222	$163,951	$367,397	$299,532
Pressure pumping	14,577	9,800	28,827	18,311
Drilling and completion fluids	23,424	16,003	41,563	31,851
Oil and natural gas	8,287	5,870	15,502	11,169

Total operating revenues	$234,510	$195,624	$453,289	$360,863

Operating income:
Drilling	$28,507	$17,571	$55,595	$25,083
Pressure pumping	3,364	1,897	6,588	3,082
Drilling and completion fluids	1,166	(263)	1,388	(1,157)
Oil and natural gas	767	1,811	3,543	3,486

	33,804	21,016	67,114	30,494
Corporate and other (a)	(3,005)	(1,863)	(3,805)	(1,497)

Operating income	$30,799	$19,153	$63,309	$28,997

	June 30,	December 31,
	2004	2003
Identifiable assets:
Drilling	$912,260	$801,109
Pressure Pumping	53,855	46,763
Drilling and completion fluids	33,570	30,860
Oil and natural gas	63,717	33,494
Corporate and other (b)	130,372	163,101

	$1,193,774	$1,075,327

(a)	Corporate and other relates to decisions of the executive management group regarding corporate strategy, credit risk, loss contingencies and restructuring activities. Due to the non-operating nature of these decisions, the related income and expenses have been separately presented and excluded from the results of specific segments. These income and expense items primarily relate to the Drilling segment.

(b)	Corporate assets primarily include cash on hand managed by the parent corporation and certain deferred federal income tax assets.

PATTERSON-UTI ENERGY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED

6.	Recently Issued Accounting Standards

     The Financial Accounting Standards Board issued Interpretation No. 46R, “Consolidation of Variable Interest Entities” (“FIN 46R”) which addresses the consolidation of variable interest entities (“VIEs”) by business enterprises that are the primary beneficiaries. A VIE is an entity that does not have sufficient equity investment at risk to permit it to finance its activities without additional subordinated financial support, or whose equity investors lack the characteristics of a controlling financial interest. The primary beneficiary of a VIE is the enterprise that has the majority of the risks or rewards associated with the VIE. The Company believes it has no material interests in VIEs that require disclosure or consolidation under FIN 46R.

7.	Goodwill

     In accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” goodwill is evaluated to determine if fair value of the asset has decreased below its carrying value. At December 31, 2003, we performed the annual goodwill evaluation and determined no adjustment to impair goodwill was necessary. With respect to our drilling and completion fluids business, the determination that no impairment existed as of December 31, 2003, was based on our expectations of improvement in the results of operations for that business segment. If the expected improvement in results does not continue to occur, all or part of the goodwill of approximately $10 million associated with that business segment may be determined to be impaired. Goodwill as of June 30, 2004 and December 31, 2003 are as follows (in thousands):

	June 30,	December 31,
	2004	2003
Drilling:
Goodwill at beginning of period	$41,215	$41,215
Goodwill in TMBR	50,181	—

Goodwill at end of period	91,396	41,215

Drilling and completion fluids:
Goodwill at beginning of period	$9,964	$9,964
Changes to goodwill	—	—
Goodwill at end of period	9,964	9,964

Total goodwill	$101,360	$51,179

8.	Restricted Cash

     During the second quarter of 2004, the Company entered into an agreement with its workers’ compensation insurance carrier to place restrictions on approximately $11.3 million in cash which is to be used as collateral for losses which may become payable under the terms of the underlying insurance contracts. The agreement restricts the Company from using the cash in operations for an indefinite period; however, the agreement does allow the Company to replace the cash with another form of collateral (such as a letter of credit) acceptable to the insurance carrier. The restricted cash is included in other long-term assets at June 30, 2004.

9.	Investment in Equity Securities

     During 2002, the Company acquired approximately 19.5% of the outstanding shares of TMBR. Accordingly, the Company accounted for its investment using a method other than the equity method. On February 11, 2004, the Company acquired 100% of the remaining outstanding shares of TMBR. Accordingly, the Company was required to retroactively account for its investment using the equity method of accounting. Therefore, the Company has restated its prior period financial statements to reflect the equity method of accounting for its investment in TMBR for all prior periods.

PATTERSON-UTI ENERGY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED

9.	Investment in Equity Securities – (continued)

     The following table presents the restated balances as of December 31, 2003 and for the three and six months ended June 30, 2003 using the equity method of accounting for its investment in TMBR (in thousands):

	As Previously	As
	Reported	Restated
Balance Sheet as of December 31, 2003:
Investment in equity securities	$20,274	$19,771
Accumulated other comprehensive income	8,554	6,934
Deferred tax liability	143,490	142,517
Retained earnings	316,329	318,419

	Three months ended		Six months ended
	June 30, 2003		June 30, 2003
	As		As
	Previously	As	Previously	As
	Reported	Restated	Reported	Restated
Comprehensive Income
Comprehensive income	17,341	16,372	26,094	25,855
Income Statement
Other income	77	319	85	1,660
Deferred income tax expense	(3,255)	(3,163)	(2,560)	(1,961)
Net income	12,052	12,202	17,808	18,784
Net income per common share:
Basic	$0.07	$0.08	$0.11	$0.12

Diluted	$0.07	$0.07	$0.11	$0.11

10.	Accrued Expenses

     Accrued expenses consisted of the following at June 30, 2004, and December 31, 2003 (in thousands):

	June 30,	December 31,
	2004	2003
Salaries, wages, payroll taxes and benefits.	$13,254	$15,740
Workers’ compensation liability	22,569	22,859
Contingent liabilities	5,194	2,335
Sales, use and other taxes	5,961	5,796
Insurance, other than workers’ compensation	1,458	1,848
Restructuring and merger related costs	1,000	1,000
Other	2,222	2,488

	$51,658	$52,066

PATTERSON-UTI ENERGY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED

11.	Asset Retirement Obligation

     The FASB issued Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations” (“SFAS No. 143”), in June 2001. SFAS No. 143 requires that, beginning in 2003, we record a liability for the estimated costs to be incurred in connection with the abandonment of oil and natural gas properties in the future. We recorded a liability of approximately $1.1 million in the first quarter of 2003 upon initial adoption of SFAS No. 143. The following table describes the changes to our asset retirement obligations during the first six months of 2004 (in thousands):

Balance at December 31, 2003	$1,163
Liabilities incurred*	1,209
Liabilities settled	(121)
Accretion expense	33

Balance at June 30, 2004	$2,284

*	Includes $1,091 related to TMBR acquisition.

     A charge of $469,000 (net of tax) was recorded as a cumulative effect of a change in accounting principle for the quarter ended March 31, 2003. The change relates to the cost associated with the future abandonment of oil and natural gas properties. There was no effect on diluted earnings per share as a result of the change in accounting principle for the three and six months ended June 30, 2003.

12.	Commitments, Contingencies and Other Matters

     During the second quarter of 2004, the Company entered into an agreement with its workers’ compensation insurance carrier to place restrictions on approximately $11.3 million in cash which is to be used as collateral for losses which may become payable under the terms of the underlying insurance contracts. The agreement restricts the Company from using the cash in operations for an indefinite period, however, the agreement does allow the Company to replace the cash with another form of collateral (such as a letter of credit) acceptable to the insurance carrier. The restricted cash is included in other long-term assets at June 30, 2004.

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

     Westfort Energy LTD and Westfort Energy (US) LTD f/k/a Canadian Delta, Inc. (“Westfort”), filed a lawsuit against two of the Company’s subsidiaries, Patterson Petroleum LP and Patterson Drilling Company LP, in the Circuit Court, Rankin County, Mississippi, Case No. 2002-18. The lawsuit relates to a letter agreement entered into in July 2000 between Patterson Petroleum LP and Westfort concerning the drilling of a daywork well in Mississippi (the “Well”). This lawsuit was filed by Westfort after Patterson Petroleum LP made demand on Westfort for payment of the contract drilling services. Westfort’s lawsuit has been dismissed without prejudice. In its lawsuit, Westfort alleged breach of contract, fraud, and negligence causes of action. Westfort sought alleged monetary damages, the return of shares of Westfort stock, unspecified damages from alleged lost profits, lost use of income stream, and additional operating expenses, along with alleged punitive damages to be determined by the jury, but not less than 25% of the Company’s net worth.

     Patterson Petroleum LP, LLLP and Patterson-UTI Drilling Company LP, LLLP, subsidiaries of the Company, filed a lawsuit against Westfort to collect monies owed concerning the drilling of the Well and to foreclose the lien filed by the subsidiaries. The Westfort entities filed for bankruptcy in May 2003. The Westfort bankruptcies were dismissed with prejudice in April 2004. On June 30, 2004, the subsidiaries of the Company obtained an Agreed Judgment against Westfort for approximately $5.1 million, plus attorneys’ fees, post-judgment interest, recognition

PATTERSON-UTI ENERGY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED

12.	Commitments, Contingencies and Other Matters – (continued)

of the lien, and order of sale. These amounts are not reflected in the Company’s consolidated financial statements for the period ended June 30, 2004 and other amounts which have been deemed uncollectible have been reserved.

     We are also party to various legal proceedings arising in the normal course of our business. We do not believe that the outcome of these proceedings, either individually or in the aggregate, will have a material adverse effect on our financial condition.

13.	Stockholders’ Equity

     On April 28, 2004, the Company’s Board of Directors authorized a two-for-one stock split in the form of a stock dividend which was distributed on June 30, 2004 to holders of record on June 14, 2004. At June 30, 2004, an adjustment was made to reclassify an amount from retained earnings to common stock to account for the par value of the common stock issued as a stock dividend. This adjustment had no overall effect on equity. The prior year balance sheet was not restated as a result of this transaction; however, historical earnings per share amounts included in the statements of income and elsewhere in this report have been restated as if the two-for-one stock split had occurred on January 1, 2003.

     On April 28, 2004, the Company’s Board of Directors approved the initiation of a quarterly cash dividend on each share of the Company’s common stock. The first quarterly dividend in the amount of $0.02 per share, or approximately $3.3 million was paid to holders of record on May 17, 2004 and paid on June 2, 2004. The amount and timing of all dividend payments is, however, subject to the discretion of the Board of Directors and will depend upon business conditions, results of operations, financial conditions and other factors.

     On June 7, 2004, the Company’s Board of Directors authorized a stock buyback program for the purchase of up to $30 million of outstanding shares of the Company’s common stock. During the second quarter of 2004, the Company purchased 100,000 shares of its common stock in the open market for approximately $1.5 million. These shares are included in treasury stock at June 30, 2004.

     During the second quarter of 2004, the Company granted the Restricted Shares to certain key employees under the Patterson-UTI Energy, Inc. 1997 Long-Term Incentive Plan, as amended. As required by APB Opinion No. 25, the Restricted Shares were valued based upon the market price of the Company’s common stock on the date of the grant. The resulting value is being amortized over the vesting period of the stock. Compensation expense of $165,000, net of tax, was included in net income for the three and six months ended June 30, 2004.

14.	Subsequent Event

     On June 28, 2004, the Company’s Board of Directors approved a cash dividend on each share of its common stock in the amount of $0.02 per share. The dividend is to be paid to holders of record on August 16, 2004 and paid on September 1, 2004.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     Management Overview — We are a leading provider of contract services to the North American oil and natural gas industry. Our services primarily involve the drilling, on a contract basis, of land-based oil and natural gas wells and to a lesser extent, we provide pressure pumping services and drilling and completion fluid services. In addition to the aforementioned contract services, we also engage in the development, exploration, acquisition and production of oil and natural gas. For the three and six months ended June 30, 2004 and 2003, our operating revenues consisted of the following (dollars in thousands):

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2004		2003		2004		2003
Contract drilling	$188,222	80%	$163,951	84%	$367,397	81%	$299,532	83%
Pressure pumping	14,577	6	9,800	5	28,827	6	18,311	5
Drilling and completion fluids	23,424	10	16,003	8	41,563	9	31,851	9
Oil and natural gas	8,287	4	5,870	3	15,502	4	11,169	3

	$234,510	100%	$195,624	100%	$453,289	100%	$360,863	100%

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

     The profitability of our business is most readily assessed by two primary indicators: our average number of rigs operating and our average revenue per operating day. During the second quarter of 2004, our average number of rigs operating increased to 203 (including an average of ten rigs acquired from TMBR) from 197 (including an average of five rigs acquired from TMBR) in the first quarter of 2004 and 195 in the second quarter of 2003. Our average revenue per operating day increased to $10,190 in the second quarter of 2004 from $9,970 in the first quarter of 2004 and $9,240 in the second quarter of 2003.

     Our revenues, profitability and cash flows are highly dependent upon the market prices of oil and natural gas. During periods of improved commodity prices, the capital spending budgets of oil and natural gas operators tend to expand, which results in increased demand for our contract services. Conversely, in periods of time when these commodity prices deteriorate, the demand for our contract services generally weakens and we experience downward pressure on pricing for our services. Our operations are also impacted by competition, the availability of excess equipment, labor shortages and various other factors which are more fully described as risk factors in our “Forward Looking Statements and Cautionary Statements for Purposes of the ‘Safe Harbor’ Provisions of the Private Securities Litigation Reform Act of 1995” included in our Annual Report on Form 10-K for the year ended December 31, 2003, as amended, beginning on page 15.

     Management believes that the liquidity of our balance sheet as of June 30, 2004, which includes approximately $175 million in working capital (including $63 million in cash), no long term debt and $62 million available under our existing $100 million line of credit (availability of $38 million is reserved for outstanding letters of credit), provides us with the ability to pursue acquisition opportunities, expand into new regions, make improvements to our assets and survive downturns in our industry.

     Commitments and Contingencies — During the second quarter of 2004, the Company entered into an agreement with its workers’ compensation insurance carrier to place restrictions on approximately $11.3 million in cash which is to be used as collateral for losses which may become payable under the terms of the underlying insurance contracts. The agreement restricts the Company from using the cash in operations for an indefinite period, however, the agreement does allow the Company to replace the cash with another form of collateral (such as a letter of credit) acceptable to the insurance carrier. The restricted cash is included in other long-term assets at June 30, 2004.

     We have no other commitments or contingencies which require disclosure in our financial statements other than letters of credit totaling $38.0 million at June 30, 2004, maintained for the benefit of various insurance companies as collateral for retrospective premiums and retained losses which may become payable under the terms of the underlying insurance contracts. No amounts have been drawn under the letters of credit.

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

     The contract drilling business experienced many downturns in demand over the last several years. During these periods, there have been substantially more drilling rigs available than necessary to meet demand in most operational and geographic segments of the North American land drilling industry. As a result, drilling contractors have had difficulty sustaining profit margins.

     In addition to adverse effects that future declines in demand could have on the Company, ongoing factors which could adversely affect utilization rates and pricing, even in an environment of stronger oil and natural gas prices and increased drilling activity, include:

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

     Property and equipment — Property and equipment, including betterments which extend the useful life of the asset, are stated at cost. Maintenance and repairs are charged to expense when incurred. We provide for the depreciation of our property and equipment using the straight-line method over the estimated useful lives. Our method of depreciation does not change when equipment becomes idle; we continue to depreciate idled equipment on a straight-line basis. No provision for salvage value is considered in determining depreciation of our property and equipment. We review our assets, including intangible assets, for impairment when events or changes in circumstances indicate that the carrying values of certain assets either exceed their respective fair values or may not be recovered over their estimated remaining useful lives. The cyclical nature of our industry has resulted in fluctuations in rig utilization over periods of time. Management believes that the contract drilling industry will continue to be cyclical and rig utilization will fluctuate. Based on management’s expectations of future trends we estimate future cash flows in our assessment of impairment assuming the following four-year industry cycle: one year projected with low utilization, one year projected as a recovery period with improving utilization and the remaining two years projecting higher utilization. Provisions for asset impairment are charged to income when estimated future cash flows, on an undiscounted basis, are less than the asset’s net book value. Impairment charges are recorded based on discounted cash flows. There were no impairment charges to property and equipment during the six months ended June 30, 2004 or 2003.

     Oil and natural gas properties — Oil and natural gas properties are accounted for using the successful efforts method of accounting. Under the successful efforts method of accounting, exploration costs which result in the discovery of oil and natural gas reserves and all development costs are capitalized to the appropriate well. Exploration costs which do not result in discovering oil and natural gas reserves are charged to expense when such determinations are made. In accordance with Statement of Financial Accounting Standards No. 19, “Financial Accounting and Reporting by Oil and Gas Producing Companies,” (“SFAS No. 19”) costs of exploratory wells are initially capitalized to wells in progress until the outcome of the drilling is known. We review wells in progress quarterly to determine the related reserve classification. If the reserve classification is uncertain after one year following the completion of drilling, we consider the costs of the well to be impaired and recognize the costs as expense. Geological and geophysical costs, including seismic costs and costs to carry and retain undeveloped properties, are charged to expense when incurred. The capitalized costs of both developmental and successful exploratory type wells, consisting of lease and well equipment, lease acquisition costs, and intangible development costs, are depreciated, depleted, and amortized on the units-of-production method, based on petroleum engineer estimates of proved oil and natural gas reserves of each respective field. The Company reviews its proved oil and natural gas properties for impairment when an event occurs such as downward revisions in reserve estimates or decreases in oil and natural gas prices. Proved properties are grouped by field and undiscounted cash flow estimates are provided by our reserve engineer. If the net book value of a field exceeds its undiscounted cash flow estimate, impairment expense is measured and recognized as the difference between its net book value and discounted cash flow. Unproved oil and natural gas properties are reviewed quarterly to determine impairment. The Company’s intent to drill, lease expiration, and abandonment of area are considered. Assessment of impairment is made on a lease-by-lease basis. If an unproved property is determined to be impaired, then costs related to that property are expensed. Impairment expense of approximately $1.7 million and $2.2 million for the three and six months ended June 30, 2004, respectively, is included in depreciation, depletion, amortization and impairment in the accompanying financial statements.

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

Liquidity and Capital Resources

     As of June 30, 2004, we had working capital of approximately $175.2 million, including cash and cash equivalents of $63 million. For the six months ended June 30, 2004, our significant sources of cash flow were approximately:

•	$91 million provided by operations,

•	$9 million from the exercise of stock options and warrants, and

•	$2 million from the proceeds from sales of property and equipment.

     We used approximately $33 million to acquire the remaining outstanding shares of TMBR and approximately $90 million:

•	to make capital expenditures for the betterment and refurbishment of our drilling rigs,

•	for the acquisition and procurement of drilling equipment,

•	to fund capital expenditures for our pressure pumping and drilling and completion fluids divisions, and

•	to fund leasehold acquisition and exploration and development of oil and natural gas properties.

     Additionally, approximately $3.3 million was used to pay dividends on the Company’s common stock and approximately $1.5 million was used to buy back 100,000 shares (post stock-split) of the Company’s common stock pursuant to the stock buyback program authorized by the Company’s Board of Directors on June 7, 2004. Furthermore, restrictions on the Company’s use of approximately $11.3 million were put into place during the second quarter of 2004 as the Company pledged this cash as collateral for losses which could become payable under the terms of its workers’ compensation insurance contracts.

     In February 2004, the Company completed its merger with TMBR in which one of the Company’s wholly-owned subsidiaries acquired 100% of the remaining outstanding shares of TMBR for a net cash payment of approximately $33 million ($40.4 million paid to TMBR shareholders less $7.9 million in cash acquired in the transaction) and the issuance of 2.78 million shares (post stock-split) of the Company’s common stock valued at $17.82 per share (post stock-split). The assets of TMBR included 18 land-based drilling rigs and related equipment, shop facilities, equipment yards and their oil and natural gas properties. The transaction was accounted for as a business combination and the purchase price was allocated among the assets acquired and liabilities assumed based on their estimated fair market values.

     On April 28, 2004, the Company’s Board of Directors approved the initiation of a quarterly cash dividend on each share of the Company’s common stock. The first quarterly dividend in the amount of $0.02 per share (post stock-split), or approximately $3.3 million was paid to holders of record on May 17, 2004 and paid on June 2, 2004. On July 28, 2004, our Board of Directors approved a cash dividend of $0.02 per share on each share of our common stock to be paid on September 1, 2004 to holders of record on August 16, 2004. The amount and timing of all dividend payments is, however, subject to the discretion of the Board of Directors and will depend upon business conditions, results of operations, financial conditions and other factors.

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

Commitments, Contingencies and Other Matters

     During the second quarter of 2004, the Company entered into an agreement with its workers’ compensation insurance carrier to place restrictions on approximately $11.3 million in cash which is to be used as collateral for losses which may become payable under the terms of the underlying insurance contracts. The agreement restricts the Company from using the cash in operations for an indefinite period, however, the agreement does allow the Company to replace the cash with another form of collateral (such as a letter of credit) acceptable to the insurance carrier. The restricted cash is included in other long-term assets at June 30, 2004.

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

     Westfort Energy LTD and Westfort Energy (US) LTD f/k/a Canadian Delta, Inc. (“Westfort”), filed a lawsuit against two of the Company’s subsidiaries, Patterson Petroleum LP and Patterson Drilling Company LP, in the Circuit Court, Rankin County, Mississippi, Case No. 2002-18. The lawsuit relates to a letter agreement entered into in July 2000 between Patterson Petroleum LP and Westfort concerning the drilling of a daywork well in Mississippi (the “Well”). This lawsuit was filed by Westfort after Patterson Petroleum LP made demand on Westfort for payment of the contract drilling services. Westfort’s lawsuit has been dismissed without prejudice. In its lawsuit, Westfort alleged breach of contract, fraud, and negligence causes of action. Westfort sought alleged monetary damages, the return of shares of Westfort stock, unspecified damages from alleged lost profits, lost use of income stream, and additional operating expenses, along with alleged punitive damages to be determined by the jury, but not less than 25% of the Company’s net worth.

     Patterson Petroleum LP, LLLP and Patterson-UTI Drilling Company LP, LLLP, subsidiaries of the Company, filed a lawsuit against Westfort to collect monies owed concerning the drilling of the Well and to foreclose the lien filed by the subsidiaries. The Westfort entities filed for bankruptcy in May 2003. The Westfort bankruptcies were dismissed with prejudice in April 2004. On June 30, 2004, the subsidiaries of the Company obtained an Agreed Judgment against Westfort for approximately $5.1 million, plus attorneys’ fees, post-judgment interest, recognition of the lien, and order of sale. These amounts are not reflected in the Company’s consolidated financial statements for the period ended June 30, 2004 and other amounts which have been deemed uncollectible have been reserved.

     We are also party to various legal proceedings arising in the normal course of our business. We do not believe that the outcome of these proceedings, either individually or in the aggregate, will have a material adverse effect on our financial condition.

Results of Operations

     The following tables summarize operations by business segment for the three months ended June 30, 2004 and 2003:

Contract Drilling	2004	2003	% Change
	(dollars in thousands)
Revenues	$188,222	$163,951	14.8%
Direct operating costs	$134,387	$124,309	8.1%
Selling, general, and administrative	$1,080	$1,094	(1.3)%
Depreciation and amortization	$24,248	$20,977	15.6%
Operating income	$28,507	$17,571	62.2%
Operating days	18,473	17,742	4.1%
Average revenue per operating day	$10.19	$9.24	10.3%
Average direct operating costs per operating day	$7.27	$7.01	3.9%
Number of owned rigs at end of period	361	340	6.2%
Average number of rigs owned during period	361	334	8.1%
Average rigs operating	203	195	4.1%
Rig utilization percentage	56%	58%	(3.4)%
Capital expenditures	$42,980	$27,400	56.9%

     Revenues and direct operating costs increased as a result of the increased number of operating days, as well as an increase in the average revenue and average direct operating costs per operating day. Revenue per operating day increased as a result of increased pricing for our drilling services. Direct operating costs per operating day increased primarily as a result of field personnel pay increases implemented in late 2003. Significant capital expenditures were incurred during the second quarter of 2004 to modify and upgrade our existing drilling rigs and to acquire additional related equipment such as drill pipe, drill collars, engines, fluid circulating systems and various safety enhancement equipment. Increased depreciation expense was due to significant capital expenditures, including the acquisition of 19 drilling rigs and related equipment during 2003 and 18 drilling rigs and related equipment acquired during the first quarter of 2004.

Pressure Pumping	2004	2003	% Change
	(dollars in thousands)
Revenues	$14,577	$9,800	48.7%
Direct operating costs	$8,328	$5,800	43.6%
Selling, general, and administrative	$1,664	$1,245	33.7%
Depreciation	$1,221	$858	42.3%
Operating income	$3,364	$1,897	77.3%
Total jobs	1,578	1,246	26.6%
Average revenue per job	$9.24	$7.87	17.4%
Average direct operating costs per job	$5.28	$4.65	13.5%
Capital expenditures	$4,782	$2,406	98.8%

     Revenues and direct operating costs increased as a result of the increased number of jobs, as well as an increase in the average revenue and average direct operating costs per job. The increase in jobs in the quarter was largely due to the Company’s continued growth in the Appalachian regions of Kentucky, Tennessee and West Virginia. General and administrative expenses increased as a result of the expanding operations of the pressure pumping segment. Increased depreciation expense for the 2004 quarter was largely due to the expansion of the pressure pumping segment during 2003 and 2004 and related expenditures to acquire necessary equipment to facilitate the growth. Capital expenditures increased in 2004 compared to 2003 due to further expansion of services into Tennessee as well as equipment modifications and upgrades.

Drilling and Completion Fluids	2004	2003	% Change
	(dollars in thousands)
Revenues	$23,424	$16,003	46.4%
Direct operating costs	$19,837	$13,922	42.5%
Selling, general, and administrative	$1,875	$1,771	5.9%
Depreciation and amortization	$546	$573	(4.7)%
Operating income (loss)	$1,166	$(263)	N/A %
Total jobs	593	515	15.1%
Average revenue per job	$39.50	$31.07	27.1%
Average direct operating costs per job	$33.45	$27.03	23.8%
Capital expenditures	$416	$146	184.9%

     Revenues and direct operating costs increased during the second quarter of 2004 compared to the second quarter of 2003 primarily as a result of the increased number of jobs, as well as an increase in the average revenue and average direct operating costs per job. Average revenue and direct operating costs per job increased as a result of an increase in the number of larger jobs in the Gulf of Mexico.

Oil and Natural Gas Production and Exploration	2004	2003	% Change
	(dollars in thousands, except sales pries)
Revenues	$8,287	$5,870	41.2%
Direct operating costs	$2,768	$1,292	114.2%
Selling, general, and administrative	$427	$350	22.0%
Depreciation, depletion and impairment	$4,325	$2,417	78.9%
Operating income	$767	$1,811	(57.6)%
Capital expenditures	$3,600	$2,166	66.2%
Average net daily oil production (Bbls)	1,171	797	46.9%
Average net daily gas production (Mcf)	7,335	6,469	13.4%
Average oil sales price (per Bbl)	$37.94	$29.27	29.6%
Average gas sales price (per Mcf)	$5.31	$5.52	(3.8)%

     Oil and natural gas revenues and direct operating costs increased in the second quarter of 2004 compared to the second quarter of 2003, primarily due to the acquisition of the oil and natural gas properties acquired in the merger with TMBR during February 2004 and increased market prices received for oil during the second quarter of 2004. Direct operating costs further increased as a result of $815,000 of dry hole costs incurred during the 2004 quarter. Depreciation, depletion and impairment expense increased in 2004 primarily as a result of approximately $1.7 million of expenses incurred to impair certain oil and natural gas properties during the quarter.

Corporate and Other	2004	2003	% Change
	(in thousands)
Selling, general, and administrative	$2,864	$2,353	21.7%
Bad debt expense	$217	$82	164.6%
Depreciation and amortization	$111	$148	(25.0)%
Other income from operations	$187	$720	(74.0)%
Interest income	$204	$285	(28.4)%
Interest expense	$54	$76	(28.9)%
Other income	$172	$319	(46.1)%

     Selling, general and administrative expenses increased as a result of increased professional expenses and additional compensation expense of $263,000 related to the Company’s issuance of restricted shares to certain key employees of the Company. Bad debt expense increased in 2004 as management increased its allowance for uncollectible accounts.

The following tables summarize operations by business segment for the six months ended June 30, 2004 and 2003:

Contract Drilling	2004	2003	% Change
	(dollars in thousands)
Revenues	$367,397	$299,532	22.7%
Direct operating costs	$262,378	$230,737	13.7%
Selling, general, and administrative	$2,175	$2,229	(2.4)%
Depreciation and amortization	$47,249	$41,483	13.9%
Operating income	$55,595	$25,083	121.6%
Operating days	36,437	33,611	8.4%
Average revenue per operating day	$10.08	$8.91	13.1%
Average direct operating costs per operating day	$7.20	$6.87	4.8%
Number of owned rigs at end of period	361	340	6.2%
Average number of rigs owned during period	357	331	7.9%
Average rigs operating	200	186	7.5%
Rig utilization percentage	56%	56%	—%
Capital expenditures	$71,360	$40,939	74.3%

     Revenues and direct operating costs increased as a result of the increased number of operating days, as well as an increase in the average revenue and average direct operating costs per operating day. Revenue per operating day increased as a result of increased pricing for our drilling services. Direct operating costs per operating day increased primarily as a result of field personnel pay increases implemented in late 2003. Significant capital expenditures were incurred during the first six months of 2004 to modify and upgrade our existing drilling rigs and to acquire additional related equipment such as drill pipe, drill collars, engines, fluid circulating systems and various safety enhancement equipment. Increased depreciation expense was due to significant capital expenditures, including the acquisition of 19 drilling rigs and related equipment during 2003 and 18 drilling rigs and related equipment acquired during the first quarter of 2004.

Pressure Pumping	2004	2003	% Change
	(dollars in thousands)
Revenues	$28,827	$18,311	57.4%
Direct operating costs	$16,416	$10,806	51.9%
Selling, general, and administrative	$3,457	$2,756	25.4%
Depreciation	$2,366	$1,667	41.9%
Operating income	$6,588	$3,082	113.8%
Total jobs	3,266	2,307	41.6%
Average revenue per job	$8.83	$7.94	11.2%
Average direct operating costs per job	$5.03	$4.68	7.5%
Capital expenditures	$10,604	$6,119	73.3%

     Revenues and direct operating costs increased as a result of the increased number of jobs, as well as an increase in the average revenue and average direct operating costs per job. The increase in jobs in the quarter was largely due to the Company’s continued growth in the Appalachian regions of Kentucky, Tennessee and West Virginia. General and administrative expenses increased as a result of the expanding operations of the pressure pumping segment. Increased depreciation expense for the 2004 quarter was largely due to the expansion of the pressure pumping segment during 2003 and 2004 and related expenditures to acquire necessary equipment to facilitate the growth. Capital expenditures increased in 2004 compared to 2003 due to further expansion of services into Tennessee as well as equipment modifications and upgrades.

Drilling and Completion Fluids	2004	2003	% Change
	(dollars in thousands)
Revenues	$41,563	$31,851	30.5%
Direct operating costs	$35,476	$28,303	25.3%
Selling, general, and administrative	$3,585	$3,548	1.0%
Depreciation and amortization	$1,114	$1,157	(3.7)%
Operating income (loss)	$1,388	$(1,157)	N/A %
Total jobs	1,111	1,001	11.0%
Average revenue per job	$37.41	$31.82	17.6%
Average direct operating costs per job	$31.93	$28.27	12.9%
Capital expenditures	$627	$277	126.4%

     Revenues and direct operating costs increased during the first six months of 2004 compared to the first six months of 2003 primarily as a result of the increased number of jobs, as well as an increase in the average revenue and average direct operating costs per job. Average revenue and direct operating costs per job increased as a result of an increase in the number of larger jobs in the Gulf of Mexico.

Oil and Natural Gas Production and Exploration	2004	2003	% Change
	(dollars in thousands, except sales pries)
Revenues	$15,502	$11,169	38.8%
Direct operating costs	$4,336	$2,371	82.9%
Selling, general, and administrative	$840	$732	14.8%
Depreciation, depletion and impairment	$6,783	$4,580	48.1%
Operating income	$3,543	$3,486	1.6%
Capital expenditures	$7,132	$4,316	65.2%
Average net daily oil production (Bbls)	1,050	776	35.3%
Average net daily gas production (Mcf)	7,488	5,943	26.0%
Average oil sales price (per Bbl)	$36.14	$31.36	15.2%
Average gas sales price (per Mcf)	$5.35	$5.35	—%

     Oil and natural gas revenues and direct operating costs increased in the first six months of 2004 compared to the first six months of 2003, primarily due to the acquisition of the oil and natural gas properties acquired in the merger with TMBR during February 2004 and increased market prices received for oil during the first six months of 2004. Direct operating costs further increased as a result of $815,000 of dry hole costs incurred during the 2004 period. Depreciation, depletion and impairment expense increased in 2004 primarily as a result of approximately $2.2 million of expenses incurred to impair certain oil and natural gas properties.

Corporate and Other	2004	2003	% Change
	(in thousands)
Selling, general, and administrative	$4,651	$4,442	4.7%
Bad debt expense	$307	$162	89.5%
Depreciation and amortization	$222	$222	—%
Other income from operations	$1,375	$3,329	(58.7)%
Interest income	$455	$545	(16.5)%
Interest expense	$130	$148	(12.2)%
Other income	$257	$1,660	(84.5)%

     Bad debt expense increased as management increased its allowance for uncollectible accounts. Other income from operations in 2004 includes approximately $1.4 million from the sale of used equipment. In 2003, other income from operations includes a $2.5 million payment received as settlement for contract drilling services previously provided in Mexico by Norton Drilling Company Mexico, Inc., a wholly-owned subsidiary of the Company. The receivable had been reserved as uncollectible at the time of the Company’s acquisition of Norton Drilling Company Mexico, Inc. in 1999. Other income in 2003 includes approximately $1.6 million representing the

Company’s pro rata share of the net income of TMBR for that six month period, using the equity method of accounting.

Volatility of Oil and Natural Gas Prices and its Impact on Operations

     Our revenue, profitability, and future rate of growth are substantially dependent upon prevailing prices for oil and natural gas, with respect to all of our operating segments. Historically, oil and natural gas prices and markets have been volatile. Prices are affected by market supply and demand factors as well as actions of state and local agencies, the United States and foreign governments, and international cartels. All of these factors are beyond our control. Natural gas prices fell from an average of $6.23 per Mcf in the first quarter of 2001 to an average of $2.51 per Mcf for the same period in 2002. During this same period, the average number of our rigs operating dropped by approximately 50%. The average market price of natural gas improved to $5.45 in 2003 compared to $3.36 in 2002, resulting in an increase in demand for our drilling services. Our average number of rigs operating increased to 188 in 2003 from 126 in 2002. During the second quarter of 2004, the average market price of natural gas was $5.55 per Mcf and our average number of rigs operating increased to 203 (including an average of ten rigs acquired from TMBR). We expect oil and natural gas prices to continue to be volatile and to affect our financial condition and operations and ability to access sources of capital.

     The contract drilling business experienced many downturns in demand over the last several years. During these periods, there have been substantially more drilling rigs available than necessary to meet demand in most operational and geographic segments of the North American land drilling industry. As a result, drilling contractors have had difficulty sustaining profit margins.

Impact of Inflation

     We believe that inflation will not have a significant near-term impact on our financial position.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

     We currently have no significant exposure to interest rate market risk because we have no outstanding balance under our credit facility. Should we incur a balance in the future, we would have exposure associated with the floating rate of the interest charged on that balance. The revolving credit facility calls for periodic interest payments at a floating rate ranging from LIBOR plus 1.75 % to 2.75%. The applicable rate above LIBOR (1.75% at June 30, 2004) is based upon our trailing twelve-month EBITDA (earnings before interest expense, income taxes, and depreciation, depletion, and amortization expense). Our exposure to interest rate risk due to changes in LIBOR is not expected to be material.

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

     For a more complete explanation of these various factors and others, see “Forward Looking Statements and Cautionary Statements for Purposes of the ‘Safe Harbor’ Provisions of the Private Securities Litigation Reform Act of 1995” included in our Annual Report on Form 10-K for the year ended December 31, 2003, as amended, beginning on page 15.

     You are cautioned not to place undue reliance on any of our forward-looking statements, which speak only as of the date of the document or in the case of documents incorporated by reference, the date of those documents.

PART II — OTHER INFORMATION

ITEM 1. Legal Proceeding.

     Westfort Energy LTD and Westfort Energy (US) LTD f/k/a Canadian Delta, Inc. (“Westfort”), filed a lawsuit against two of the Company’s subsidiaries, Patterson Petroleum LP and Patterson Drilling Company LP, in the Circuit Court, Rankin County, Mississippi, Case No. 2002-18. The lawsuit relates to a letter agreement entered into in July 2000 between Patterson Petroleum LP and Westfort concerning the drilling of a daywork well in Mississippi (the “Well”). This lawsuit was filed by Westfort after Patterson Petroleum LP made demand on Westfort for payment of the contract drilling services. Westfort’s lawsuit has been dismissed without prejudice. In its lawsuit, Westfort alleged breach of contract, fraud, and negligence causes of action. Westfort sought alleged monetary damages, the return of shares of Westfort stock, unspecified damages from alleged lost profits, lost use of income stream, and additional operating expenses, along with alleged punitive damages to be determined by the jury, but not less than 25% of the Company’s net worth.

     Patterson Petroleum LP, LLLP and Patterson-UTI Drilling Company LP, LLLP, subsidiaries of the Company, filed a lawsuit against Westfort to collect monies owed concerning the drilling of the Well and to foreclose the lien filed by the subsidiaries. The Westfort entities filed for bankruptcy in May 2003. The Westfort bankruptcies were dismissed with prejudice in April 2004. On June 30, 2004, the subsidiaries of the Company obtained an Agreed Judgment against Westfort for approximately $5.1 million, plus attorneys’ fees, post-judgment interest, recognition of the lien, and order of sale. These amounts are not reflected in the Company’s consolidated financial statements for the period ended June 30, 2004 and other amounts which have been deemed uncollectible have been reserved.

ITEM 2. Changes in Securities and Use of Proceeds.

     The following table summarizes common stock purchased during the second quarter of 2004 (post stock-split):

(d) Maximum
Number (or
			(c) Total Number	Approximate
			of Shares	Dollar Value) of
			Purchase as Part	Shares (of Units)
	(a) Total Number	(b) Average Price	of Publicly	That May Yet Be
	of Shares	Paid	Announced	Purchased Under the
	Purchased	Per Share	Plans or Programs	Plans or Programs(1)
June 9, 2004	100,000	$14.82	100,000	$28,518,000

     (1) On June 7, 2004, the Company’s Board of Directors authorized a stock buyback program for the purchase of up to $30 million of outstanding shares of the Company’s common stock.

ITEM 4. Submission of Matters to a Vote of Security Holders.

     On June 29, 2004, the Company held its Annual Meeting of Stockholders. At the meeting, the stockholders voted on the following matters:

1.	The election of nine persons to serve as directors of the Company.

2.	An amendment to the Company’s Restated Certificate of Incorporation to increase the authorized shares of the Company’s common stock from 200,000,000 shares to 300,000,000 shares.

3.	Re-approval of the criteria upon which performance objectives are currently based in the Company’s Amended and Restated 1997 Long-Term Incentive Plan (the “1997 Plan”).

4.	An amendment to the 1997 Plan to increase the aggregate annual amount of cash that may be received as a performance award by a participant under the 1997 Plan and to amend the criteria upon which performance objectives are currently based in the 1997 Plan.

5.	Ratification of the appointment of PricewaterhouseCoopers LLP as the independent accountants of the Company for the fiscal year ending December 31, 2004.

     The nine nominees to the Board of Directors of the Company were elected at the meeting, and the other proposals received the affirmative vote required for approval. The number of votes cast for, against or withheld, as well as the number of abstentions and broker non-votes, were as follows:

	Votes For	Votes Withheld
1. Election of Directors
Mark S. Siegel	76,697,198	2,219,885
Cloyce A. Talbott	76,753,043	2,164,040
A. Glenn Patterson	76,705,317	2,211,766
Kenneth N. Berns	74,815,566	4,101,517
Robert C. Gist	75,112,777	3,804,306
Curtis W. Huff	76,500,309	2,416,774
Terry H. Hunt	76,494,465	2,422,618
Kenneth R. Peak	77,474,444	1,442,639
Nadine C. Smith	77,475,191	1,441,892

				Broker
	Votes For	Votes Against	Abstentions	Non-votes
2. Amendment to the Company’s Restated Certificate of Incorporation	76,257,778	2,314,558	344,747	0

				Broker
	Votes For	Votes Against	Abstentions	Non-votes
3. Approval of the criteria upon which performance objectives are currently based in the 1997 Plan	62,880,881	3,258,830	833,438	11,943,934

				Broker
	Votes For	Votes Against	Abstentions	Non-votes
4. Amendment to the 1997 Plan and approval of the criteria upon which performance objectives are currently based in the 1997 Plan	61,643,497	4,493,387	836,265	11,943,934

	Votes For	Votes Against	Abstentions	Broker Non-votes
5. Ratification of PricewaterhouseCoopers LLP as the Company’s Independent Accountants	76,864,634	1,739,274	313,175	0

ITEM 6. Exhibits and Reports on Form 8-K

     (a) Exhibits.

     The following exhibits are filed herewith or incorporated by reference, as indicated:

3.1	Restated Certificate of Incorporation, as amended.*

3.2	Amendment to Restated Certificate of Incorporation.*

3.3	Amended and Restated Bylaws. (2)

10.1	Restricted Stock Agreement dated April 28, 2004 between Patterson-UTI Energy, Inc. and Mark S. Siegel (Chairman of the Board and Director of Patterson-UTI Energy, Inc.) *

10.2	Restricted Stock Agreement dated April 28, 2004 between Patterson-UTI Energy, Inc. and Cloyce A. Talbott (Chief Executive Officer and Director of Patterson-UTI Energy, Inc.)*

10.3	Restricted Stock Agreement dated April 28, 2004 between Patterson-UTI Energy, Inc. and A. Glenn Patterson (President, Chief Operating Officer and Director of Patterson-UTI Energy, Inc.)*

10.4	Restricted Stock Agreement dated April 28, 2004 between Patterson-UTI Energy, Inc. and Kenneth N. Berns (Senior Vice President and Director of Patterson-UTI Energy, Inc.)*

10.5	Restricted Stock Agreement dated April 28, 2004 between Patterson-UTI Energy, Inc. and Jonathan D. Nelson (Vice President, Chief Financial Officer, Secretary and Treasurer of Patterson-UTI Energy, Inc.)*

10.6	Restricted Stock Agreement dated April 28, 2004 between Patterson-UTI Energy, Inc. and John E. Vollmer III (Senior Vice President – Corporate Development of Patterson-UTI Energy, Inc.)*

10.7	Amendment to the Amended and Restated 1997 Long-Term Incentive Plan.*

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.*

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed herewith.

(1)	Incorporated herein by reference to Item 6, “Exhibits and Reports on Form 8-K” to Form 10-Q for the quarterly period ended June 30, 2003.

(2)	Incorporated herein by reference to Item 14, “Exhibits, Financial Statement Schedules and Reports on Form 8-K” to Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

(b) Reports on Form 8-K.

On June 7, 2004, the Company furnished a Current Report on Form 8-K, dated June 7, 2004, furnishing the Company’s public announcement relating to authorization by the Board of Directors of a stock buyback program for the purchase of up to $30 million of the Company’s outstanding common stock.

On April 29, 2004, the Company furnished a Current Report on Form 8-K, dated April 28, 2004, furnishing the Company’s public announcement of a quarterly cash dividend and declaration of a two-for-one stock split as well as its financial results for the quarter ended March 31, 2004, including the Condensed Consolidated Statements of Income and Additional Financial and Operating Data.

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

DATED: August 9, 2004