Form 10-Q
period 2004-09-30
PATTERSON UTI ENERGY INC
filed 2004-10-29
CIK 889900

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

167,381,556 shares of common stock, $0.01 par value, as of October 29, 2004

PATTERSON-UTI ENERGY, INC. AND SUBSIDIARIES

Page
PART I — Financial Information
ITEM 1. Financial Statements
Unaudited condensed consolidated balance sheets	3
Unaudited condensed consolidated statements of income	4
Unaudited condensed consolidated statement of changes in stockholders’ equity	5
Unaudited condensed consolidated statements of changes in cash flows	6
Notes to unaudited condensed consolidated financial statements	8
ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	17
ITEM 3. Quantitative and Qualitative Disclosures About Market Risk	26
ITEM 4. Controls and Procedures	26
Forward Looking Statements and Cautionary Statements for Purposes of the “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995	27
PART II — Other Information
ITEM 6. Exhibits	28
Signatures	29
Certification of CEO Pursuant to Rule 13a-14(a)/15d-14(a)
Certification of CFO Pursuant to Rule 13a-14(a)/15d-14(a)
Certification of CEO and CFO Pursuant to 18 USC Section 1350

PART I — FINANCIAL INFORMATION

ITEM 1. Financial Statements

The following unaudited condensed consolidated financial statements include all adjustments which, in the opinion of management, are necessary in order to make such financial statements not misleading.

PATTERSON-UTI ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(in thousands, except share data)

	September 30,	December 31,
	2004	2003
ASSETS
Current assets:
Cash and cash equivalents	$69,766	$100,483
Accounts receivable, net of allowance for doubtful accounts of $3,090 at September 30, 2004 and $2,133 at December 31, 2003	196,287	156,345
Federal and state income taxes receivable, net	—	12,667
Inventory	16,382	15,206
Deferred tax assets	25,983	19,674
Other	22,103	15,697

Total current assets	330,521	320,072
Property and equipment, at cost, net	802,851	693,631
Goodwill	102,525	51,179
Investment in equity securities	—	19,771
Other	13,931	2,686

Total assets	$1,249,828	$1,087,339

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable:
Trade	$43,355	$41,093
Accrued revenue distributions	11,591	8,545
Other	2,440	6,743
Accrued federal income taxes payable	9,149	—
Accrued expenses	67,985	60,853

Total current liabilities	134,520	117,234
Deferred tax liabilities	160,472	145,742
Other	4,932	3,822

Total liabilities	299,924	266,798

Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock, par value $.01; authorized 1,000,000 shares, no shares issued	—	—
Common stock, par value $.01; authorized 300,000,000 shares at September 30, 2004 and 200,000,000 shares at December 31, 2003 with 170,090,570 (affected by a two-for-one stock split) and 82,483,148 issued and 166,977,474 (affected by a two-for-one stock split) and 80,976,600 outstanding at September 30, 2004 and December 31, 2003, respectively	1,701	825
Additional paid-in capital	578,194	506,018
Deferred compensation	(6,002)	—
Retained earnings	381,148	318,419
Accumulated other comprehensive income	8,000	6,934
Treasury stock, at cost, 3,113,096 shares (affected by a two-for-one stock split) and 1,506,548 shares at September 30, 2004 and December 31, 2003, respectively	(13,137)	(11,655)

Total stockholders’ equity	949,904	820,541

Total liabilities and stockholders’ equity	$1,249,828	$1,087,339

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PATTERSON-UTI ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Operating revenues:
Drilling	$206,454	$169,077	$573,851	$468,609
Pressure pumping	19,663	13,198	48,490	31,509
Drilling and completion fluids	23,455	19,580	65,018	51,431
Oil and natural gas	9,602	5,160	25,104	16,329

	259,174	207,015	712,463	567,878

Operating costs and expenses:
Drilling	140,608	123,156	402,986	353,893
Pressure pumping	10,455	7,226	26,871	18,032
Drilling and completion fluids	19,851	17,180	55,327	45,483
Oil and natural gas	1,715	1,138	6,051	3,509
Depreciation, depletion, amortization and impairment	30,789	24,716	88,523	73,825
General and administrative	8,309	6,853	23,017	20,560
Bad debt expense	192	97	499	259
Other	(153)	(705)	(1,528)	(4,034)

	211,766	179,661	601,746	511,527

Operating income	47,408	27,354	110,717	56,351

Other income (expense):
Interest income	233	263	688	808
Interest expense	(75)	(68)	(205)	(216)
Other	56	169	313	1,829

	214	364	796	2,421

Income before income taxes and cumulative effect of change in accounting principle	47,622	27,718	111,513	58,772

Income tax expense (benefit):
Current	11,996	8,610	31,200	22,372
Deferred	5,662	1,922	10,060	(39)

	17,658	10,532	41,260	22,333

Income before cumulative effect of change in accounting principle	29,964	17,186	70,253	36,439
Cumulative effect of change in accounting principle, net of related income tax benefit of approximately $287	—	—	—	(469)

Net income	$29,964	$17,186	$70,253	$35,970

Net income per common share:
Basic:
Income before cumulative effect of change in accounting principle	$0.18	$0.11	$0.42	$0.23

Cumulative effect of change in accounting principle	$—	$—	$—	$—

Net income	$0.18	$0.11	$0.42	$0.22

Diluted:
Income before cumulative effect of change in accounting principle	$0.18	$0.10	$0.42	$0.22

Cumulative effect of change in accounting principle	$—	$—	$—	$—

Net income	$0.18	$0.10	$0.42	$0.22

Weighted average number of common shares outstanding:
Basic	167,006	161,808	165,744	161,070

Diluted	169,664	164,382	168,795	164,522

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PATTERSON-UTI ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)
(in thousands)

	Common Stock					Accumulated
	Number		Additional			other
	of		paid-in	Deferred	Retained	comprehensive	Treasury
	shares	Amount	capital	compensation	earnings	income	stock	Total
Balance, December 31, 2003	82,483	$825	$506,018	$—	$318,419	$6,934	$(11,655)	$820,541
Issuance of common stock	1,388	14	49,462	—	—	—	—	49,476
Issuance of restricted stock	195	2	6,749	(6,751)	—	—	—	—
Amortization of deferred compensation expense	—	—	—	749	—	—	—	749
Exercise of stock options	1,039	10	9,283	—	—	—	—	9,293
Tax benefit related to exercise of stock options	—	—	6,682	—	—	—	—	6,682
Foreign currency translation adjustment	—	—	—	—	—	1,066	—	1,066
Purchase of treasury stock	—	—	—	—	—	—	(1,482)	(1,482)
Payment of cash dividend (See Note 13)	—	—	—	—	(6,674)	—	—	(6,674)
Effect of two-for-one stock split (See Note 13)	84,986	850	—	—	(850)	—	—	—
Net income	—	—	—	—	70,253	—	—	70,253

Balance, September 30, 2004	170,091	$1,701	$578,194	$(6,002)	$381,148	$8,000	$(13,137)	$949,904

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PATTERSON-UTI ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN CASH FLOWS (Unaudited)
(in thousands)

	Nine Months Ended
	September 30,
	2004	2003
Cash flows from operating activities:
Net income	$70,253	$35,970
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion, amortization and impairment	88,523	73,825
Dry holes and abandonments	593	—
Provision for bad debts	499	259
Deferred income tax expense (benefit)	10,060	(39)
Tax benefit related to exercise of stock options	6,682	5,992
Amortization of deferred compensation	749	—
Gain on sale of property and equipment	(1,528)	(1,582)
Cumulative effect of change in accounting principle, net of tax	—	(469)
Changes in operating assets and liabilities, net of acquired assets and liabilities assumed:
Accounts receivable	(34,480)	(41,189)
Federal and state income taxes	21,825	31,406
Inventory and other current assets	(6,997)	(8,317)
Accounts payable	2,227	11,728
Accrued expenses	(5,416)	25,681
Other liabilities	(6,729)	1,037

Net cash provided by operating activities	146,261	134,302

Cash flows from investing activities:
Acquisitions, net of cash acquired	(32,514)	(32,837)
Purchases of property and equipment	(136,835)	(83,994)
Proceeds from sales of property and equipment	2,631	3,178
Restricted cash deposited to collateralize retained insurance losses	(11,316)	—
Change in other assets	—	(1,479)

Net cash used in investing activities	(178,034)	(115,132)

Cash flows from financing activities:
Purchase of treasury stock	(1,482)	—
Dividends paid	(6,674)	—
Proceeds from exercise of stock options and warrants	9,293	9,591

Net cash provided by financing activities	1,137	9,591

Net increase (decrease) in cash and cash equivalents	(30,636)	28,761
Foreign currency translation adjustment	(81)	402
Cash and cash equivalents at beginning of period	100,483	82,154

Cash and cash equivalents at end of period	$69,766	$111,317

Supplemental disclosure of cash flow information:
Net cash received (paid) during the period for:
Interest	$(205)	$(216)
Income taxes	$(500)	$14,622

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

     Non-Cash investing and financing activities:

     In February 2004, the Company completed its merger with TMBR/Sharp Drilling, Inc. (“TMBR”) in which one of its wholly-owned subsidiaries acquired 100% of the remaining outstanding shares of TMBR for a net cash payment of approximately $32.5 million ($40.4 million paid to TMBR shareholders less $7.9 million in cash acquired in the transaction) and the issuance of 2.78 million shares of the Company’s common stock valued at $17.82 per share (adjusted to reflect the two-for-one stock split in the form of a stock dividend on June 30, 2004). The assets of TMBR included 18 land-based drilling rigs and related equipment, shop facilities, equipment yards and their oil and natural gas properties. The transaction was accounted for as a business combination and the purchase price was allocated among the assets acquired and liabilities assumed based on their estimated fair market values (See Note 2).

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

     The interim condensed consolidated financial statements have been prepared by management of the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations, although the Company believes the disclosures included herein are adequate to make the information presented not misleading. In the opinion of management, all adjustments, which are of a normal recurring nature considered necessary for presentation of the information have been included. The unaudited condensed consolidated balance sheet as of December 31, 2003, as presented herein, was derived from the audited balance sheet of the Company as of December 31, 2003. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, as amended.

     The U.S. dollar is the functional currency for all of the Company’s operations except for its Canadian operations, which use the Canadian dollar as their functional currency. The effects of exchange rate changes are reflected in accumulated other comprehensive income, which is a separate component of stockholders’ equity (see Note 4 of these Notes to Unaudited Condensed Consolidated Financial Statements).

     On April 28, 2004, the Company’s Board of Directors authorized a two-for-one stock split in the form of a stock dividend which was distributed on June 30, 2004 to holders of record on June 14, 2004. At June 30, 2004, an adjustment was made to reclassify an amount from retained earnings to common stock to account for the par value of the common stock issued as a stock dividend. This adjustment had no overall effect on equity. The September 30, 2003 balance sheet was not restated as a result of this transaction; however, historical earnings per share amounts included in the statements of income and elsewhere in this report have been restated as if the two-for-one stock split had occurred on January 1, 2003.

     The Company provides a dual presentation of its earnings per share in its Condensed Consolidated Statements of Income: Basic Earnings per Share (“Basic EPS”) and Diluted Earnings per Share (“Diluted EPS”). Basic EPS is computed using the weighted average number of shares outstanding during the periods presented. Diluted EPS includes common stock equivalents, generally stock options and warrants which are dilutive to earnings per share. For the three months ended September 30, 2004 and 2003, dilutive securities included in the calculation of Diluted EPS were 2.7 million shares and 2.6 million shares, respectively. For the nine months ended September 30, 2004 and 2003, dilutive securities included in the calculation of Diluted EPS were 3.1 million shares and 3.5 million shares, respectively. For the three and nine months ended September 30, 2004, there were 540,000 potentially dilutive options and warrants which were excluded from the calculation of Diluted EPS as their exercise price was greater than the average market price for the period. For the three and nine months ended September 30, 2003, there were 2.3 million and 1.8 million, respectively, potentially dilutive options and warrants which were excluded from the calculation of Diluted EPS as their exercise price was greater than the average market price for the period.

     The results of operations for the three and nine months ended September 30, 2004 are not necessarily indicative of the results to be expected for the full year.

     Certain reclassifications have been made to the 2003 consolidated financial statements in order for them to conform with the 2004 presentation.

PATTERSON-UTI ENERGY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-
CONTINUED

2. Recent Acquisitions

     On February 11, 2004, the Company completed its merger with TMBR/Sharp Drilling, Inc. (“TMBR”), a Texas corporation, in which one of its wholly-owned subsidiaries acquired 100% of the remaining outstanding shares of TMBR. Operations of TMBR subsequent to February 11, 2004, are included in the Company’s consolidated financial statements. The transaction was accounted for as a business combination and the purchase price was allocated among the assets acquired and liabilities assumed based on their estimated fair market values. The assets of TMBR included 18 land-based drilling rigs and related equipment, shop facilities, equipment yards and their oil and natural gas properties.

     The purchase price was calculated as follows (in thousands, except per share data and exchange ratio):

Cash of $9.09 per share for the 4,447 TMBR shares outstanding at February 11, 2004, excluding the 1,059 TMBR shares owned by Patterson-UTI	$40,423
Patterson-UTI shares issued at $17.82 per share (4,447 TMBR shares X ..624332 exchange ratio X $17.82)	49,476
1,059 TMBR shares previously acquired by the Company	19,771
Acquisition costs	12,509
Less: Cash acquired	(7,909)

Total purchase price	$114,270

     The purchase price was allocated among assets acquired and liabilities assumed based on their estimated fair market values as follows (in thousands):

Current assets	$6,287
Property and equipment	61,369
Other long term assets	172
Deferred tax assets	11,216
Goodwill	51,346
Current liabilities	(6,382)
Other long term liabilities.	(677)
Deferred tax liability	(9,061)

Total purchase allocation	$114,270

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
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-
CONTINUED

2. Recent Acquisitions — (continued)

     The following represents pro-forma unaudited financial information as if the merger had been completed on January 1, 2003 (in thousands, except per share amounts):

	Three months
	ended	Nine months ended
	September 30,	September 30,
	2003	2004	2003
Revenue	$217,686	$717,051	$600,705
Income before cumulative effect of change in accounting principle	18,118	69,954	37,205
Net income	18,118	69,954	36,736
Earnings per share:
Basic	$0.11	$0.42	$0.23

Diluted	$0.11	$0.41	$0.22

     Since the merger was completed on February 11, 2004, and the results of TMBR have been included subsequent to that date, no pro-forma information for the three months ended September 30, 2004 is necessary.

3. Stock-based Compensation

     At September 30, 2004, the Company had seven stock-based employee compensation plans, of which three were active. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. During the second quarter of 2004, the Company granted restricted shares of the Company’s common stock (the “Restricted Shares”) to certain key employees under the Patterson-UTI Energy, Inc. 1997 Long-Term Incentive Plan, as amended. As required by APB Opinion No. 25, the Restricted Shares were valued based upon the market price of the Company’s common stock on the date of the grant. The resulting value is being amortized over the vesting period of the stock. Compensation expense of $306,000 and $471,000, net of tax, was included in net income for the three and nine months ended September 30, 2004, respectively. Other than the Restricted Shares discussed above, no additional stock-based employee compensation expense is reflected in net income, as all options granted under the plans discussed above had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and net income per share if the Company had applied the fair value recognition provisions of Financial Accounting Standards Board Statement No. 123, “Accounting for Stock-Based Compensation,” (“SFAS No. 123”) to stock-based employee compensation (in thousands, except per share amounts):

	Three months ended		Nine months ended
	September 30,		September 30,
	2004	2003	2004	2003
Net income, as reported	$29,964	$17,186	$70,253	$35,970
Add: Stock-based employee compensation expense recorded, net of tax	306	—	471	—
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(3,468)	(2,776)	(9,794)	(7,816)

Pro-forma net income	$26,802	$14,410	$60,930	$28,154

Net income per common share:
Basic, as reported	$0.18	$0.11	$0.42	$0.22

Basic, pro-forma	$0.16	$0.09	$0.37	$0.18

Diluted, as reported	$0.18	$0.10	$0.42	$0.22

Diluted, pro-forma	$0.16	$0.09	$0.36	$0.17

PATTERSON-UTI ENERGY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-
CONTINUED

4. Comprehensive Income

     The following table illustrates the Company’s comprehensive income including the effects of foreign currency translation adjustments for the three and nine months ended September 30, 2004 and 2003 (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2004	2003	2004	2003
Net income	$29,964	$17,186	$70,253	$35,970
Other comprehensive income (expense):
Foreign currency translation adjustment related to our Canadian operations	2,957	(378)	1,066	6,693

Comprehensive income	$32,921	$16,808	$71,319	$42,663

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

	Three months ended		Nine months ended
	September 30,		September 30,
	2004	2003	2004	2003
Operating revenues:
Drilling	$206,454	$169,077	$573,851	$468,609
Pressure pumping	19,663	13,198	48,490	31,509
Drilling and completion fluids	23,455	19,580	65,018	51,431
Oil and natural gas	9,602	5,160	25,104	16,329

Total operating revenues	$259,174	$207,015	$712,463	$567,878

Operating income:
Drilling	$39,628	$23,879	$95,223	$48,962
Pressure pumping	6,199	3,583	12,787	6,665
Drilling and completion fluids	1,100	(45)	2,488	(1,202)
Oil and natural gas	3,674	1,580	7,217	5,066

	50,601	28,997	117,715	59,491
Corporate and other (a)	(3,193)	(1,643)	(6,998)	(3,140)

Operating income	$47,408	$27,354	$110,717	$56,351

	September 30,	December 31,
	2004	2003
Identifiable assets:
Drilling	$970,638	$809,896
Pressure pumping	60,528	46,763
Drilling and completion fluids	35,322	30,860
Oil and natural gas	60,437	33,494
Corporate and other (b)	122,903	166,326

	$1,249,828	$1,087,339

(a)	Corporate and other relates to decisions of the executive management group regarding corporate strategy, credit risk, loss contingencies and restructuring activities. Due to the non-operating nature of these decisions, the related income and expenses have been separately presented and excluded from the results of specific segments. These income and expense items primarily relate to the Drilling segment.

(b)	Corporate assets primarily include cash on hand managed by the parent corporation and certain deferred federal income tax assets.

PATTERSON-UTI ENERGY, INC. AND SUBSIDIARIES

6. Recently Issued Accounting Standards

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

     In March 2004, the FASB issued an exposure draft, “Share-Based Payment, an Amendment of FASB Statements No. 123 and 95”. This proposed statement would prohibit companies from using the intrinsic method of accounting for stock-based compensation currently permitted by APB No. 25, and would generally require the use of the fair-value method of accounting as prescribed in SFAS No. 123. If this exposure draft is approved, we would expect to record a charge to compensation expense associated with our employee stock options outstanding, and may incur additional compensation costs in future periods as outstanding employee stock options vest. On October 13, 2004, the FASB announced that it plans to issue a final standard related to this issue by December 31, 2004, and deferred the effective date of this proposed standard until interim and annual periods beginning after June 15, 2005.

7. Goodwill

     In accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” goodwill is evaluated to determine if fair value of the asset has decreased below its carrying value. At December 31, 2003, we performed the annual goodwill evaluation and determined no adjustment to impair goodwill was necessary. With respect to our drilling and completion fluids business, the determination that no impairment existed as of December 31, 2003, was based on our expectations of improvement in the results of operations for that business segment. If the expected improvement in results does not continue to occur, all or part of the goodwill of approximately $10 million associated with that business segment may be determined to be impaired. Goodwill as of September 30, 2004 and December 31, 2003 are as follows (in thousands):

	September 30,	December 31,
	2004	2003
Drilling:
Goodwill at beginning of period	$41,215	$41,215
Goodwill in TMBR	50,181	—
TMBR purchase price allocation adjustment	1,165	—

Goodwill at end of period	92,561	41,215

Drilling and completion fluids:
Goodwill at beginning of period	$9,964	$9,964
Changes to goodwill	—	—

Goodwill at end of period	9,964	9,964

Total goodwill	$102,525	$51,179

8. Restricted Cash

     During the second quarter of 2004, the Company entered into an agreement with its workers’ compensation insurance carrier to place restrictions on approximately $11.3 million in cash which is to be used as collateral for losses which may become payable under the terms of the underlying insurance contracts. The agreement restricts the Company from using the cash in operations for an indefinite period; however, the agreement does allow the Company to replace the cash with another form of collateral (such as a letter of credit) acceptable to the insurance carrier. The restricted cash is included in other long-term assets at September 30, 2004.

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

PATTERSON-UTI ENERGY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-
CONTINUED

9. Investment in Equity Securities — (continued)

     The following table presents the restated balances as of December 31, 2003 and for the three and nine months ended September 30, 2003 using the equity method of accounting for its investment in TMBR (in thousands, except per share amounts):

	As Previously	As
	Reported	Restated
Balance Sheet as of December 31, 2003:
Investment in equity securities	$20,274	$19,771
Accumulated other comprehensive income	8,554	6,934
Deferred tax liability	146,715	145,742
Retained earnings	316,329	318,419

	Three months ended		Nine months ended
	September 30, 2003		September 30, 2003
	As Previously	As	As Previously	As
Comprehensive Income	Reported	Restated	Reported	Restated
Comprehensive income	15,922	16,808	42,016	42,663
Income Statement
Other income	52	169	137	1,829
Deferred income tax expense	1,878	1,922	(682)	(39)
Net income	17,113	17,186	34,921	35,970
Net income per common share:
Basic	$0.11	$0.11	$0.22	$0.22

Diluted	$0.10	$0.10	$0.21	$0.22

10. Accrued Expenses

     Accrued expenses consisted of the following at September 30, 2004 and December 31, 2003 (in thousands):

	September 30,	December 31,
	2004	2003
Salaries, wages, payroll taxes and benefits	$15,393	$15,740
Workers’ compensation liability	34,598	31,646
Contingent liabilities	4,794	2,335
Sales, use and other taxes	6,632	5,796
Insurance, other than workers’ compensation	2,799	1,848
Restructuring and merger related costs	1,000	1,000
Other	2,769	2,488

	$67,985	$60,853

PATTERSON-UTI ENERGY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-
CONTINUED

11. Asset Retirement Obligation

     The FASB issued Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations” (“SFAS No. 143”), in June 2001. SFAS No. 143 requires that, beginning in 2003, we record a liability for the estimated costs to be incurred in connection with the abandonment of oil and natural gas properties in the future. We recorded a liability of approximately $1.1 million in the first quarter of 2003 upon initial adoption of SFAS No. 143. The following table describes the changes to our asset retirement obligations during the first nine months of 2004 (in thousands):

Balance at December 31, 2003.	$1,163
Liabilities incurred*	1,242
Liabilities settled	(144)
Accretion expense	52

Balance at September 30, 2004.	$2,313

* Includes $1,091 related to TMBR acquisition.

     A charge of $469,000 (net of tax) was recorded as a cumulative effect of a change in accounting principle for the quarter ended March 31, 2003. The change relates to the cost associated with the future abandonment of oil and natural gas properties. There was no effect on diluted earnings per share as a result of the change in accounting principle for the three and nine months ended September 30, 2003.

12. Commitments, Contingencies and Other Matters

     During the second quarter of 2004, the Company entered into an agreement with its workers’ compensation insurance carrier to place restrictions on approximately $11.3 million in cash which is to be used as collateral for losses which may become payable under the terms of the underlying insurance contracts. The agreement restricts the Company from using the cash in operations for an indefinite period, however, the agreement does allow the Company to replace the cash with another form of collateral (such as a letter of credit) acceptable to the insurance carrier. The restricted cash is included in other long-term assets at September 30, 2004.

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

PATTERSON-UTI ENERGY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-
CONTINUED

13. Stockholders’ Equity

     On April 28, 2004, the Company’s Board of Directors authorized a two-for-one stock split in the form of a stock dividend which was distributed on June 30, 2004 to holders of record on June 14, 2004. In connection with the two-for-one stock split, an adjustment was made to reclassify an amount from retained earnings to common stock to account for the par value of the common stock issued as a stock dividend. This adjustment had no overall effect on equity. The prior year balance sheet was not restated as a result of this transaction; however, historical earnings per share amounts included in the statements of income and elsewhere in this report have been restated as if the two-for-one stock split had occurred on January 1, 2003.

     On April 28, 2004, the Company’s Board of Directors approved the initiation of a quarterly cash dividend on each share of the Company’s common stock. The first quarterly dividend in the amount of $0.02 per share, or approximately $3.3 million was paid on June 2, 2004 to holders of record as of May 17, 2004. The second quarterly dividend in the amount of $0.02 per share, or approximately $3.3 million was paid on September 1, 2004 to holders of record as of August 16, 2004. On October 27, 2004, our Board of Directors approved a cash dividend of $0.02 per share on each share of our common stock to be paid on December 1, 2004 to holders of record on November 15, 2004. The amount and timing of all future dividend payments is subject to the discretion of the Board of Directors and will depend upon business conditions, results of operations, financial conditions and other factors.

     On June 7, 2004, the Company’s Board of Directors authorized a stock buyback program for the purchase of up to $30 million of outstanding shares of the Company’s common stock. During the second quarter of 2004, the Company purchased 100,000 shares of its common stock in the open market for approximately $1.5 million. These shares are included in treasury stock at September 30, 2004.

     During the second quarter of 2004, the Company granted the Restricted Shares to certain key employees under the Patterson-UTI Energy, Inc. 1997 Long-Term Incentive Plan, as amended. As required by APB Opinion No. 25, the Restricted Shares were valued based upon the market price of the Company’s common stock on the date of the grant. The resulting value is being amortized over the vesting period of the stock. Compensation expense of $306,000 and $471,000, net of tax, was included in net income for the three and nine months ended September 30, 2004, respectively.

14. Subsequent Event

     On October 27, 2004, the Company’s Board of Directors approved a cash dividend on each share of its common stock in the amount of $0.02 per share. The dividend is to be paid to holders of record on November 15, 2004 and paid on December 1, 2004.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     Management Overview — We are a leading provider of contract services to the North American oil and natural gas industry. Our services primarily involve the drilling, on a contract basis, of land-based oil and natural gas wells and to a lesser extent, we provide pressure pumping services and drilling and completion fluid services. In addition to the aforementioned contract services, we also engage in the development, exploration, acquisition and production of oil and natural gas. For the three and nine months ended September 30, 2004 and 2003, our operating revenues consisted of the following (dollars in thousands):

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2004		2003		2004		2003
Contract drilling	$206,454	80%	$169,077	82%	$573,851	81%	$468,609	82%
Pressure pumping	19,663	7	13,198	6	48,490	7	31,509	6
Drilling and completion fluids	23,455	9	19,580	9	65,018	9	51,431	9
Oil and natural gas	9,602	4	5,160	3	25,104	3	16,329	3

	$259,174	100%	$207,015	100%	$712,463	100%	$567,878	100%

     We provide our contract services to oil and natural gas operators in North America. Our contract drilling operations are focused in various regions of Texas, New Mexico, Oklahoma, Louisiana, Mississippi, Colorado, Utah, Wyoming and Western Canada, while our pressure pumping services are focused primarily in the Appalachian Basin. Our drilling and completion fluids services are provided to operators in Texas, New Mexico, Oklahoma, the Gulf Coast regions of Texas and Louisiana and the Gulf of Mexico. Our oil and natural gas operations are primarily focused in Texas, New Mexico and Mississippi.

     We have been a leading consolidator of the domestic land-based contract drilling industry over the past several years by increasing our drilling fleet to 361 rigs, which we believe is the second largest drilling fleet in North America. Growth by acquisition has been a corporate strategy intended to expand both revenues and market share.

     The profitability of our business is most readily assessed by two primary indicators: our average number of rigs operating and our average revenue per operating day. During the third quarter of 2004, our average number of rigs operating increased to 216 from 203 in the second quarter of 2004 and 192 in the third quarter of 2003. Our average revenue per operating day increased to $10,400 in the third quarter of 2004 from $10,200 in the second quarter of 2004 and $9,580 in the third quarter of 2003.

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

     Management believes that the liquidity of our balance sheet as of September 30, 2004, which includes approximately $196 million in working capital (including $70 million in cash), no long term debt and $62 million available under our existing $100 million line of credit (availability of $38 million is reserved for outstanding letters of credit), provides us with the ability to pursue acquisition opportunities, expand into new regions, make improvements to our assets and survive downturns in our industry.

     Commitments and Contingencies — During 2004, the Company entered into an agreement with its workers’ compensation insurance carrier to place restrictions on approximately $11.3 million in cash which is to be used as collateral for losses which may become payable under the terms of the underlying insurance contracts. The agreement restricts the Company from using the cash in operations for an indefinite period, however, the agreement does allow the Company to replace the cash with another form of collateral (such as a letter of credit) acceptable to the insurance carrier. The restricted cash is included in other long-term assets at September 30, 2004.

     We have no other commitments or contingencies which require disclosure in our financial statements other than letters of credit totaling $38.0 million at September 30, 2004, maintained for the benefit of various insurance companies as collateral for retrospective premiums and retained losses which may become payable under the terms of the underlying insurance contracts. No amounts have been drawn under the letters of credit.

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

     Property and equipment — Property and equipment, including betterments which extend the useful life of the asset, are stated at cost. Maintenance and repairs are charged to expense when incurred. We provide for the depreciation of our property and equipment using the straight-line method over the estimated useful lives. Our method of depreciation does not change when equipment becomes idle; we continue to depreciate idled equipment on a straight-line basis. No provision for salvage value is considered in determining depreciation of our property and equipment. We review our assets for impairment when events or changes in circumstances indicate that the carrying values of certain assets either exceed their respective fair values or may not be recovered over their estimated remaining useful lives. The cyclical nature of our industry has resulted in fluctuations in rig utilization over periods of time. Management believes that the contract drilling industry will continue to be cyclical and rig utilization will fluctuate. Based on management’s expectations of future trends we estimate future cash flows in our assessment of impairment assuming the following four-year industry cycle: one year projected with low utilization, one year projected as a recovery period with improving utilization and the remaining two years projecting higher utilization. Provisions for asset impairment are charged to income when estimated future cash flows, on an undiscounted basis, are less than the asset’s net book value. Impairment charges are recorded based on discounted cash flows. There were no impairment charges to property and equipment during the nine months ended September 30, 2004 or 2003.

     Oil and natural gas properties — Oil and natural gas properties are accounted for using the successful efforts method of accounting. Under the successful efforts method of accounting, exploration costs which result in the discovery of oil and natural gas reserves and all development costs are capitalized to the appropriate well. Exploration costs which do not result in discovering oil and natural gas reserves are charged to expense when such determinations are made. In accordance with Statement of Financial Accounting Standards No. 19, “Financial Accounting and Reporting by Oil and Gas Producing Companies,” (“SFAS No. 19”) costs of exploratory wells are initially capitalized to wells in progress until the outcome of the drilling is known. We review wells in progress quarterly to determine the related reserve classification. If the reserve classification is uncertain after one year following the completion of drilling, we consider the costs of the well to be impaired and recognize the costs as expense. Geological and geophysical costs, including seismic costs and costs to carry and retain undeveloped properties, are charged to expense when incurred. The capitalized costs of both developmental and successful exploratory type wells, consisting of lease and well equipment, lease acquisition costs, and intangible development costs, are depreciated, depleted, and amortized on the units-of-production method, based on petroleum engineer estimates of proved oil and natural gas reserves of each respective field. The Company reviews its proved oil and natural gas properties for impairment when an event occurs such as downward revisions in reserve estimates or decreases in oil and natural gas prices. Proved properties are grouped by field and undiscounted cash flow estimates are provided by our reserve engineer. If the net book value of a field exceeds its undiscounted cash flow estimate, impairment expense is measured and recognized as the difference between its net book value and discounted cash flow. Unproved oil and natural gas properties are reviewed quarterly to determine impairment. The Company’s intent to drill, lease expiration, and abandonment of area are considered. Assessment of impairment is made on a lease-by-lease basis. If an unproved property is determined to be impaired, then costs related to that property are expensed. Impairment expense of approximately $891,000 and $3.0 million for the three and nine months ended September 30, 2004, respectively, is included in depreciation, depletion, amortization and impairment in the accompanying financial statements.

     Goodwill — Goodwill is considered to have an indefinite useful economic life and is not amortized until its life is determined to be finite. As such, we assess impairment of our goodwill annually or on an interim basis if events or circumstances indicate that the fair value of the asset has decreased below its carrying value. With respect to our drilling and completion fluids business, the determination that no impairment existed as of December 31, 2003, was based on our expectations of improvement in the results of operations for that business segment. If the expected improvement in results does not continue to occur, all or part of the goodwill of approximately $10 million associated with that business segment may be determined to be impaired.

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

     Use of estimates — The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from such estimates.

     Key estimates used by management include:

•	allowance for doubtful accounts,

•	total expenses to be incurred on footage and turnkey drilling contracts,

•	depreciation, depletion, and amortization,

•	asset impairment,

•	reserves for self-insured levels of insurance coverages, and

•	fair values of assets and liabilities assumed.

Liquidity and Capital Resources

     As of September 30, 2004, we had working capital of approximately $196 million, including cash and cash equivalents of $70 million. For the nine months ended September 30, 2004, our significant sources of cash flow were approximately:

•	$146 million provided by operations,

•	$9 million from the exercise of stock options, and

•	$3 million from the proceeds from sales of property and equipment.

     We used approximately $33 million to acquire the remaining outstanding shares of TMBR and approximately $137 million:

•	to make capital expenditures for the betterment and refurbishment of our drilling rigs,

•	to acquire and procure drilling equipment,

•	to fund capital expenditures for our pressure pumping and drilling and completion fluids divisions, and

•	to fund leasehold acquisition and exploration and development of oil and natural gas properties.

     Additionally, approximately $6.7 million was used to pay dividends on the Company’s common stock and approximately $1.5 million was used to buy back 100,000 shares of the Company’s common stock pursuant to the stock buyback program authorized by the Company’s Board of Directors on June 7, 2004. Furthermore, restrictions on the Company’s use of approximately $11.3 million were put into place during the second quarter of 2004 as the Company pledged this cash as collateral for losses which could become payable under the terms of its workers’ compensation insurance contracts.

     In February 2004, the Company completed its merger with TMBR in which one of the Company’s wholly-owned subsidiaries acquired 100% of the remaining outstanding shares of TMBR for a net cash payment of approximately $33 million ($40.4 million paid to TMBR shareholders less $7.9 million in cash acquired in the transaction) and the issuance of 2.78 million shares of the Company’s common stock valued at $17.82 per share. The assets of TMBR included 18 land-based drilling rigs and related equipment, shop facilities, equipment yards and their oil and natural gas properties. The transaction was accounted for as a business combination and the purchase price was allocated among the assets acquired and liabilities assumed based on their estimated fair market values.

     On April 28, 2004, the Company’s Board of Directors approved the initiation of a quarterly cash dividend on each share of the Company’s common stock. The first quarterly dividend in the amount of $0.02 per share, or approximately $3.3 million was paid on June 2, 2004 to holders of record as of May 17, 2004. The second quarterly dividend in the amount of $0.02 per share, or approximately $3.3 million was paid on September 1, 2004 to holders of record as of August 16, 2004. On October 27, 2004, our Board of Directors approved a cash dividend of $0.02 per share on each share of our common stock to be paid on December 1, 2004 to holders of record on November 15, 2004. The amount and timing of all future dividend payments is subject to the discretion of the Board of Directors and will depend upon business conditions, results of operations, financial conditions and other factors.

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

Commitments, Contingencies and Other Matters

     During 2004, the Company entered into an agreement with its workers’ compensation insurance carrier to place restrictions on approximately $11.3 million in cash which is to be used as collateral for losses which may become payable under the terms of the underlying insurance contracts. The agreement restricts the Company from using the cash in operations for an indefinite period, however, the agreement does allow the Company to replace the cash with another form of collateral (such as a letter of credit) acceptable to the insurance carrier. The restricted cash is included in other long-term assets at September 30, 2004.

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

Results of Operations

The following tables summarize operations by business segment for the three months ended September 30, 2004 and 2003:

Contract Drilling	2004	2003	% Change
	(dollars in thousands)
Revenues	$206,454	$169,077	22.1%
Direct operating costs	$140,608	$123,156	14.2%
Selling, general, and administrative	$1,092	$1,110	(1.6)%
Depreciation and amortization	$25,126	$20,932	20.0%
Operating income	$39,628	$23,879	66.0%
Operating days	19,855	17,652	12.5%
Average revenue per operating day	$10.40	$9.58	8.6%
Average direct operating costs per operating day	$7.08	$6.98	1.4%
Number of owned rigs at end of period	361	340	6.2%
Average number of rigs owned during period	361	340	6.2%
Average rigs operating	216	192	12.5%
Rig utilization percentage	60%	56%	7.1%
Capital expenditures	$40,511	$26,598	52.3%

     Revenues and direct operating costs increased as a result of the increased number of operating days, as well as an increase in the average revenue and average direct operating costs per operating day. Revenue per operating day increased as a result of increased pricing for our drilling services resulting from increased demand for our contract drilling services. Significant capital expenditures were incurred during the third quarter of 2004 to modify and upgrade our existing drilling rigs and to acquire additional related equipment such as drill pipe, drill collars, engines, fluid circulating systems, rig hoisting systems and safety enhancement equipment. Increased depreciation expense was due to significant capital expenditures, including the acquisition of 19 drilling rigs and related equipment during 2003 and 18 drilling rigs and related equipment acquired during the first quarter of 2004.

Pressure Pumping	2004	2003	% Change
	(dollars in thousands)
Revenues	$19,663	$13,198	49.0%
Direct operating costs	$10,455	$7,226	44.7%
Selling, general, and administrative	$1,725	$1,375	25.5%
Depreciation	$1,284	$1,014	26.6%
Operating income	$6,199	$3,583	73.0%
Total jobs	2,200	1,614	36.3%
Average revenue per job	$8.94	$8.18	9.3%
Average direct operating costs per job	$4.75	$4.48	6.0%
Capital expenditures	$3,508	$2,880	21.8%

     Revenues and direct operating costs increased as a result of the increased number of jobs, as well as an increase in the average revenue and average direct operating costs per job. The increase in jobs in the quarter was largely due to the Company’s expanded operations in the Appalachian regions of Kentucky, Tennessee and West Virginia, as well as increased demand for our services resulting from the sustained high natural gas prices during 2004. Increased pricing for our services resulted in increased average revenue per job. General and administrative expenses increased as a result of the expanding operations of the pressure pumping segment. Increased depreciation expense for the 2004 quarter was largely due to the expansion of the pressure pumping segment during 2003 and 2004 and related expenditures to acquire necessary equipment to facilitate the growth. Capital expenditures increased in 2004 compared to 2003 due to further expansion of services into Tennessee and Wyoming as well as equipment modifications and upgrades.

Drilling and Completion Fluids	2004	2003	% Change
	(dollars in thousands)
Revenues	$23,455	$19,580	19.8%
Direct operating costs	$19,851	$17,180	15.5%
Selling, general, and administrative	$1,965	$1,870	5.1%
Depreciation and amortization	$539	$575	(6.3)%
Operating income (loss)	$1,100	$(45)	N/A %
Total jobs	550	459	19.8%
Average revenue per job	$42.65	$42.66	—%
Average direct operating costs per job	$36.09	$37.43	(3.6)%
Capital expenditures	$354	$282	25.5%

     Revenues and direct operating costs increased during the third quarter of 2004 compared to the third quarter of 2003 primarily as a result of the increased number of jobs.

Oil and Natural Gas Production and Exploration	2004	2003	% Change
	(dollars in thousands, except sales prices)
Revenues	$9,602	$5,160	86.1%
Direct operating costs	$1,715	$1,138	50.7%
Selling, general, and administrative	$484	$358	35.2%
Depreciation, depletion and impairment	$3,729	$2,084	78.9%
Operating income	$3,674	$1,580	132.5%
Capital expenditures	$2,739	$3,052	(10.3)%
Average net daily oil production (Bbls)	1,095	808	35.5%
Average net daily gas production (Mcf)	8,203	5,512	48.8%
Average oil sales price (per Bbl)	$42.60	$28.95	47.2%
Average gas sales price (per Mcf)	$6.13	$4.87	25.9%

     Oil and natural gas revenues and direct operating costs increased in the third quarter of 2004 compared to the third quarter of 2003, primarily due to the acquisition of the oil and natural gas properties acquired in the merger with TMBR during February 2004 and increased market prices received for oil and natural gas during the third quarter of 2004. Depreciation, depletion and impairment expense increased in 2004 as a result of approximately $900,000 of expenses incurred to impair certain oil and natural gas properties during the 2004 quarter and significantly increased production of oil and natural gas as a result of the aforementioned merger with TMBR.

Corporate and Other	2004	2003	% Change
	(in thousands)
Selling, general, and administrative	$3,043	$2,140	42.2%
Bad debt expense	$192	$97	97.9%
Depreciation and amortization	$111	$111	—%
Other income from operations	$153	$705	(78.3)%
Interest income	$233	$263	(11.4)%
Interest expense	$75	$68	10.3%
Other income	$56	$169	(66.9)%

     Selling, general and administrative expenses increased as a result of increased professional expenses, and additional compensation expense related to the Company’s issuance of restricted shares to certain key employees of the Company.

     The following tables summarize operations by business segment for the nine months ended September 30, 2004 and 2003:

Contract Drilling	2004	2003	% Change
	(dollars in thousands)
Revenues	$573,851	$468,609	22.5%
Direct operating costs	$402,986	$353,893	13.9%
Selling, general, and administrative	$3,267	$3,339	(2.2)%
Depreciation and amortization	$72,375	$62,415	16.0%
Operating income	$95,223	$48,962	94.5%
Operating days	56,292	51,263	9.8%
Average revenue per operating day	$10.19	$9.14	11.5%
Average direct operating costs per operating day	$7.16	$6.90	3.8%
Number of owned rigs at end of period	361	340	6.2%
Average number of rigs owned during period	358	334	7.2%
Average rigs operating	205	188	9.0%
Rig utilization percentage	57%	56%	1.8%
Capital expenditures	$111,871	$67,537	65.6%

     Revenues and direct operating costs increased as a result of the increased number of operating days, as well as an increase in the average revenue and average direct operating costs per operating day. Revenue per operating day increased as a result of increased pricing for our drilling services resulting from increased demand for our contract drilling services. Significant capital expenditures were incurred during the first nine months of 2004 to modify and upgrade our existing drilling rigs and to acquire additional related equipment such as drill pipe, drill collars, engines, fluid circulating systems, rig hoisting systems and safety enhancement equipment. Increased depreciation expense was due to significant capital expenditures, including the acquisition of 19 drilling rigs and related equipment during 2003 and 18 drilling rigs and related equipment acquired during the first quarter of 2004.

Pressure Pumping	2004	2003	% Change
	(dollars in thousands)
Revenues	$48,490	$31,509	53.9%
Direct operating costs	$26,871	$18,032	49.0%
Selling, general, and administrative	$5,182	$4,131	25.4%
Depreciation	$3,650	$2,681	36.1%
Operating income	$12,787	$6,665	91.9%
Total jobs	5,466	3,921	39.4%
Average revenue per job	$8.87	$8.04	10.3%
Average direct operating costs per job	$4.92	$4.60	7.0%
Capital expenditures	$14,112	$8,999	56.8%

     Revenues and direct operating costs increased as a result of the increased number of jobs, as well as an increase in the average revenue and average direct operating costs per job. The increase in jobs in 2004 was largely due to the Company’s continued growth in the Appalachian regions of Kentucky, Tennessee and West Virginia, as well as increased demand for our services resulting from the sustained high natural gas prices during 2004. Increased pricing for our services resulted in increased average revenue per job. General and administrative expenses increased as a result of the expanding operations of the pressure pumping segment. Increased depreciation expense during 2004 was largely due to the expansion of the pressure pumping segment during 2003 and 2004 and related expenditures to acquire necessary equipment to facilitate the growth. Capital expenditures increased in 2004 compared to 2003 due to further expansion of services into Tennessee and Wyoming as well as modifications and upgrades to existing equipment and facilities.

Drilling and Completion Fluids	2004	2003	% Change
	(dollars in thousands)
Revenues	$65,018	$51,431	26.4%
Direct operating costs	$55,327	$45,483	21.6%
Selling, general, and administrative	$5,550	$5,418	2.4%
Depreciation and amortization	$1,653	$1,732	(4.6)%
Operating income (loss)	$2,488	$(1,202)	N/A %
Total jobs	1,661	1,460	13.8%
Average revenue per job	$39.14	$35.23	11.1%
Average direct operating costs per job	$33.31	$31.15	6.9%
Capital expenditures	$981	$559	75.5%

     Revenues and direct operating costs increased during the first nine months of 2004 compared to the first nine months of 2003 primarily as a result of the increased number of jobs, as well as an increase in the average revenue and average direct operating costs per job. Average revenue and direct operating costs per job increased as a result of an increase in the number of larger jobs in the Gulf of Mexico.

Oil and Natural Gas Production and Exploration	2004	2003	% Change
	(dollars in thousands, except sales prices)
Revenues	$25,104	$16,329	53.7%
Direct operating costs	$6,051	$3,509	72.4%
Selling, general, and administrative	$1,324	$1,090	21.5%
Depreciation, depletion and impairment	$10,512	$6,664	57.7%
Operating income	$7,217	$5,066	42.5%
Capital expenditures	$9,871	$6,899	43.1%
Average net daily oil production (Bbls)	1,065	788	35.2%
Average net daily gas production (Mcf)	7,728	5,798	33.3%
Average oil sales price (per Bbl)	$38.37	$30.53	25.7%
Average gas sales price (per Mcf)	$5.63	$5.20	8.3%

     Oil and natural gas revenues and direct operating costs increased in 2004 compared to 2003, primarily due to the acquisition of the oil and natural gas properties acquired in the merger with TMBR during February 2004 and increased market prices received for oil and natural gas during the first nine months of 2004. Direct operating costs further increased as a result of approximately $600,000 of dry hole costs incurred during the 2004 period. Depreciation, depletion and impairment expense increased in 2004 primarily as a result of approximately $3.0 million of expenses incurred to impair certain oil and natural gas properties.

Corporate and Other	2004	2003	% Change
	(in thousands)
Selling, general, and administrative	$7,694	$6,582	16.9%
Bad debt expense	$499	$259	92.7%
Depreciation and amortization	$333	$333	—%
Other income from operations	$1,528	$4,034	(62.1)%
Interest income	$688	$808	(14.9)%
Interest expense	$205	$216	(5.1)%
Other income	$313	$1,829	(82.9)%

     Selling, general and administrative expenses increased as a result of increased professional expenses, and additional compensation expense related to the Company’s issuance of restricted shares to certain key employees of the Company. In 2003, other income from operations includes a $2.5 million payment received as settlement for contract drilling services previously provided in Mexico by Norton Drilling Company Mexico, Inc., a wholly-owned subsidiary of the Company. The receivable had been reserved as uncollectible at the time of the Company’s acquisition of Norton Drilling Company Mexico, Inc. in 1999. Other income in 2003 includes approximately $1.7 million representing the Company’s pro rata share of the net income of TMBR for that nine month period, using the equity method of accounting.

Volatility of Oil and Natural Gas Prices and its Impact on Operations

     Our revenue, profitability, and future rate of growth are substantially dependent upon prevailing prices for oil and natural gas, with respect to all of our operating segments. Historically, oil and natural gas prices and markets have been volatile. Prices are affected by market supply and demand factors as well as actions of state and local agencies, the United States and foreign governments, and international cartels. All of these factors are beyond our control. Natural gas prices fell from an average of $6.23 per Mcf in the first quarter of 2001 to an average of $2.51 per Mcf for the same period in 2002. During this same period, the average number of our rigs operating dropped by approximately 50%. The average market price of natural gas improved to $5.45 in 2003 compared to $3.36 in 2002, resulting in an increase in demand for our drilling services. Our average number of rigs operating increased to 188 in 2003 from 126 in 2002. During the third quarter of 2004, the average market price of natural gas was $5.62 per Mcf and our average number of rigs operating increased to 216. We expect oil and natural gas prices to continue to be volatile and to affect our financial condition and operations and ability to access sources of capital.

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

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

     We currently have no significant exposure to interest rate market risk because we have no outstanding balance under our credit facility. Should we incur a balance in the future, we would have exposure associated with the floating rate of the interest charged on that balance. The revolving credit facility calls for periodic interest payments at a floating rate ranging from LIBOR plus 1.75 % to 2.75%. The applicable rate above LIBOR (1.75% at September 30, 2004) is based upon our trailing twelve-month EBITDA (earnings before interest expense, income taxes, and depreciation, depletion, and amortization expense). Our exposure to interest rate risk due to changes in LIBOR is not expected to be material.

     We conduct limited business in Canadian dollars through our Canadian land-based drilling operations. The exchange rate between Canadian dollars and U.S. dollars has fluctuated during the last ten years. If the value of the Canadian dollar against the U.S. dollar weakens, revenues and earnings of our Canadian operations will be reduced when they are translated to U.S. dollars. Also, the value of our Canadian net assets in U.S. dollars may decline.

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

PART II — OTHER INFORMATION

ITEM 6. Exhibits

(a) Exhibits.

The following exhibits are filed herewith or incorporated by reference, as indicated:

3.1	Restated Certificate of Incorporation, as amended.(1)

3.2	Amendment to Restated Certificate of Incorporation. (1)

3.3	Amended and Restated Bylaws.(2)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.*

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed herewith.

(1)	Incorporated herein by reference to Item 6(a), “Exhibits and Reports on Form 8-K” to Form 10-Q filed with the Securities and Exchange Commission for the quarterly period ended June 30, 2004.

(2)	Incorporated herein by reference to Item 14, “Exhibits, Financial Statement Schedules and Reports on Form 8-K” to Annual Report on Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended December 31, 2001.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PATTERSON-UTI ENERGY, INC.
By:	/s/ Cloyce A. Talbott
Cloyce A. Talbott
(Principal Executive Officer) Chief Executive Officer

By:	/s/ Jonathan D. Nelson
Jonathan D. Nelson
(Principal Financial and Accounting Officer) Vice President, Chief Financial Officer, Secretary and Treasurer

DATED: October 29, 2004