Form 10-K
period 2004-12-31
PATTERSON UTI ENERGY INC
filed 2005-02-25
CIK 889900

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to
Commission File Number 0-22664

Patterson-UTI Energy, Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	75-2504748 (I.R.S. Employer Identification No.)

4510 Lamesa Highway, Snyder, Texas (Address of principal executive offices)	79549 (Zip Code)
Registrant’s telephone number, including area code:
(325) 574-6300
Securities Registered Pursuant to 12(b) of the Act:
None
Securities Registered Pursuant to 12(g) of the Act:
(Title of class)
Common Stock, $.01 Par Value
      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☑
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☑          No ☐
      The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2004, the last business day of the registrant’s most recently completed second fiscal quarter was $2,648,551,638, calculated by reference to the closing price of $16.67 for the common stock on the Nasdaq National Market on that date.
      As of February 24, 2005, the registrant had outstanding 168,651,600 shares of common stock, $.01 par value, its only class of voting common stock.
      Documents incorporated by reference:
      Definitive Proxy Statement for the 2005 Annual Meeting of Stockholders (Part III).

      This Annual Report on Form 10-K (including documents incorporated by reference herein) contains statements with respect to our expectations and beliefs as to future events. These types of statements are “forward-looking” and subject to uncertainties. Readers are cautioned that such forward-looking statements should be read in conjunction with our disclosures under the heading: “Forward Looking Statements and Cautionary Statements for Purposes of the ’Safe Harbor’ Provisions of the Private Securities Litigation Reform Act of 1995” beginning on page 14.
      This Annual Report on Form 10-K, along with our Quarterly Reports on Form  10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, are available through our Internet website (www.patenergy.com) as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.
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
      As of December 31, 2004, we had a drilling fleet of 361 drilling rigs. A drilling rig includes the structure, power source and machinery necessary to cause a drill bit to penetrate earth to a depth desired by the customer.
      We provide pressure pumping services to oil and natural gas operators primarily in the Appalachian Basin. These services consist primarily of well stimulation and cementing for completion of new wells and remedial work on existing wells. We provide drilling fluids, completion fluids and related services to oil and natural gas operators in Texas, Southeastern New Mexico, Oklahoma, the Gulf Coast region of Louisiana and the Gulf of Mexico. Drilling and completion fluids are used by oil and natural gas operators during the drilling process to control pressure when drilling oil and natural gas wells. We are also engaged in the development, exploration, acquisition and production of oil and natural gas. Our oil and natural gas operations are focused primarily in producing regions of West Texas, South Texas, Southeastern New Mexico, Utah and Mississippi.
Patterson/ UTI Merger
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

Industry Segments
      Our revenues, operating results and identifiable operating assets are attributable to four industry segments:

•	contract drilling,

•	pressure pumping services,

•	drilling and completion fluids services, and

•	oil and natural gas development, exploration, acquisition and production.
      With respect to these four segments:

•	the contract drilling segment had operating profits in 2004, 2003 and 2002,

•	the pressure pumping segment had operating profits in 2004, 2003 and 2002,

•	the drilling and completion fluids segment had an operating profit in 2004 and operating losses in 2003 and 2002, and

•	the oil and natural gas segment had operating profits in 2004, 2003 and 2002.
      See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 16 of Notes to Consolidated Financial Statements included as a part of Items 7 and 8, respectively, of this Report for financial information pertaining to these industry segments.
Contract Drilling Operations
      General — We market our contract drilling services to major and independent oil and natural gas operators. As of December 31, 2004, we owned 361 drilling rigs which were based in the following regions:

•	149 in the Permian Basin region (West Texas and Southeastern New Mexico),

•	55 in South Texas,

•	42 in the Ark-La-Tex region and Mississippi,

•	77 in the Mid-Continent region (Oklahoma and North Central Texas),

•	21 in the Rocky Mountain region (Colorado, Utah and Wyoming), and

•	17 in Western Canada (Alberta, British Columbia and Saskatchewan).
      Our drilling rigs have rated maximum depth capabilities ranging from 4,000 feet to 30,000 feet. Of our drilling rigs, 40 are SCR electric rigs and 321 are mechanical rigs. An electric rig differs from a mechanical rig in that the electric rig converts the diesel power (the sole energy source for a mechanical rig) into electricity to power the rig.
      Drilling rigs are typically equipped with:

•	engines,

•	drawworks or hoists,

•	derricks or masts,

•	pumps to circulate the drilling fluid,

•	blowout preventers,

•	drill string (pipe), and

•	other related equipment.

      Over time, components on a drilling rig are replaced or rebuilt. We spend significant funds each year on an ongoing program to modify and upgrade our drilling rigs to ensure that our drilling equipment is well maintained and competitive. During fiscal years 2004, 2003 and 2002, we spent approximately $158 million, $95 million and $69 million, respectively, on capital improvements to modify and upgrade our drilling rigs.
      Depth of the well and drill site conditions are the principal factors in determining the size of drilling rig used for a particular job. We use our rigs for developmental and exploratory drilling and they are capable of vertical or horizontal drilling.
      Our contract drilling operations depend on the availability of:

•	drill pipe,

•	bits,

•	replacement parts and other related rig equipment,

•	fuel, and

•	qualified personnel,
some of which have been in short supply from time to time.
      Drilling Contracts — Most of our drilling contracts are with established customers on a competitive bid or negotiated basis. Typically, the contracts are short-term to drill a single well or a series of wells.
      The drilling contracts obligate us to provide and operate a drilling rig and to pay certain operating expenses, including wages of drilling personnel and necessary maintenance expenses. The contracts are generally subject to termination by the customer on short notice. We generally indemnify our customers against claims by our employees and claims that might arise from surface pollution caused by spills of fuel, lubricants and other solvents within our control. The customers generally indemnify us against claims that might arise from other surface and subsurface pollution, except claims that might arise from our gross negligence.
      The contracts provide for payment on a daywork, footage, or turnkey basis, or a combination thereof. In each case, we provide the rig and crews. Our bid for each contract depends upon:

•	location, depth and anticipated complexity of the well,

•	on-site drilling conditions,

•	equipment to be used,

•	estimated risks involved,

•	estimated duration of the job,

•	availability of drilling rigs, and

•	other factors particular to each proposed well.
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
Footage Contracts
      Under footage contracts, we contract to drill a well to a certain depth under specified conditions for a fixed price per foot. The customer provides drilling fluids, casing, cementing and well design expertise. These contracts require us to bear the cost of services and supplies that we provide until the well has been drilled to the agreed depth. If we drill the well in less time than estimated, we have the opportunity to improve our profits over those that would be attainable under a daywork contract. Profits are reduced and losses may be incurred if the well requires more days to drill to the contracted depth than estimated. Footage contracts generally contain greater risks for a drilling contractor than daywork contracts. Under footage contracts, the drilling contractor assumes certain risks associated with loss of the well from fire, blowouts and other risks.
Turnkey Contracts
      Under turnkey contracts, we contract to drill a well to a certain depth under specified conditions for a fixed fee. In a turnkey arrangement, we are required to bear the costs of services, supplies and equipment beyond those typically provided under a footage contract. In addition to the drilling rig and crew, we are required to provide the drilling and completion fluids, casing, cementing, and the technical well design and engineering services during the drilling process. We also assume certain risks associated with drilling the well such as fires, blowouts, cratering of the well bore and other such risks. Compensation occurs only when the agreed scope of the work has been completed which requires us to make larger up-front working capital commitments prior to receiving payments under a turnkey drilling contract. Under a turnkey contract, we have the opportunity to improve our profits if the drilling process goes as expected and there are no complications or time delays. However, given the increased exposure we have under a turnkey contract, profits can be significantly reduced and losses incurred if complications or delays occur during the drilling process. Turnkey contracts generally involve the highest degree of risk among the three different types of drilling contracts: daywork, footage and turnkey.
      Revenues by Contract Type — Information regarding our contract drilling activity for the last three years follows:

	Years Ended December 31,

Type of Revenues	2004	2003	2002

Daywork	88%	83%	82%
Footage	6	7	11
Turnkey	6	10	7
      Contract Drilling Activity — Information regarding our contract drilling activity for the last three years follows:

	Years Ended December 31,

	2004	2003	2002

Average rigs owned	359	336	323
Average rigs operating(1)	211	188	126
Average rig utilization rate	59%	56%	39%
Number of rigs operated	259	226	230
Number of wells drilled	3,534	3,017	2,012

(1)	A rig is operating when it is drilling, being moved, assembled, dismantled or otherwise earning revenue under contract.
      Drilling Rigs and Related Equipment — Certain drilling rig information as of December 31, 2004 follows:

Depth Rating (Ft.)	Mechanical	Electric

4,000 to 9,999	63	—
10,000 to 11,999	68	2
12,000 to 14,999	126	7
15,000 to 30,000	64	31

Totals	321	40

      At December 31, 2004, we owned 288 trucks and 360 trailers used to rig down, transport and rig up our drilling rigs. This reduces our dependency upon third parties for these services and enhances the efficiency of our contract drilling operations particularly in periods of high drilling rig utilization.
      Most repair and overhaul work to our drilling rig equipment is performed at our yard facilities located in Texas, New Mexico, Oklahoma, Utah and Western Canada.
Pressure Pumping Operations
      General — We provide pressure pumping services to oil and natural gas operators primarily in the Appalachian Basin. Pressure pumping services are primarily well stimulation and cementing for the completion of new wells and remedial work on existing wells. Most wells drilled in the Appalachian Basin require some form of fracturing or other stimulation to enhance the flow of oil and natural gas by pumping fluids under pressure into the well bore. Generally, Appalachian Basin wells require cementing services before production commences. The cementing process inserts material between the wall of the well bore and the casing to center and stabilize the casing.
      Equipment — Our pressure pumping equipment at December 31, 2004 follows:

•	23 cement pumper trucks,

•	26 fracturing pumper trucks,

•	24 nitrogen pumper trucks,

•	13 blender trucks,

•	12 bulk acid trucks,

•	28 bulk cement trucks,

•	8 bulk nitrogen trucks,

•	35 bulk sand trucks,

•	11 connection trucks, and

•	3 acid pumper trucks.
Drilling and Completion Fluids Operations
      General — We provide drilling fluids, completion fluids and related services to oil and natural gas operators in Texas, Southeastern New Mexico, Oklahoma, the Gulf Coast region of Louisiana and the Gulf of Mexico. We serve our offshore customers through six stockpoint facilities located along the Gulf of Mexico in Texas and Louisiana and our land-based customers through eleven stockpoint facilities in Texas, Louisiana, Oklahoma and New Mexico.
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
      Completion Fluids — After a well is drilled, the well casing is set and cemented into place. At that point, the drilling fluid services are complete and the drilling fluids are circulated out of the well and replaced with completion fluids. Completion fluids, also known as clear brine fluids, are solids-free, clear salt solutions that have high specific gravities. Combined with a range of specialty chemicals, these fluids are used to control bottom-hole pressures and to meet specific corrosion, inhibition, viscosity and fluid loss requirements.

      Raw Materials — Our drilling and completion fluids operations depend on the availability of the following raw materials:

Drilling	Completion

barite	calcium chloride
bentonite	calcium bromide zinc bromide
      We obtain these raw materials through purchases made on the spot market and supply contracts with producers of these raw materials.
      Barite Grinding Facility — We own and operate a barite grinding facility with two barite grinding mills in Houma, Louisiana. This facility allows us to grind raw barite into the powder additive used in drilling fluids.
      Other Equipment — We own 20 trucks and 71 trailers and lease another 22 trucks which are used to transport drilling and completion fluids and related equipment.
Oil and Natural Gas Operations
      General — We are engaged in the development, exploration, acquisition and production of oil and natural gas. Our oil and natural gas business operates primarily in producing regions of West Texas, South Texas, Southeastern New Mexico, Utah and Mississippi. We significantly expanded our oil and natural gas operations in 2004 through our acquisition of TMBR/ Sharp Drilling, Inc. (“TMBR”). The oil and natural gas assets acquired in the acquisition of TMBR included both proved reserves and undeveloped properties. Management is assessing the acquired undeveloped prospects and will make determinations as to the extent future capital will be expended to develop those prospects. We also selectively acquire leasehold acreage and producing properties.
      Oil and Natural Gas Reserves — Estimates, derived from reserve reports provided by M. Brian Wallace, an independent petroleum engineer, of our proved reserves and estimated future net revenues from our proved reserves as of December 31, 2004, 2003 and 2002 are in the table below. The estimates were based upon production histories, current market prices for oil and natural gas, and other geologic, ownership and engineering data provided by us. The present values (discounted at 10% before income taxes) of estimated future net revenues shown in the table are not intended to represent the current market value of the estimated oil and natural gas reserves. For further information concerning the present value of estimated future net revenues from these proved reserves, see Note 20 of Notes to Consolidated Financial Statements included as a part of Item 8 of this Report.
      Proved oil and natural gas reserves are the estimated quantities of oil and natural gas which geological and engineering data demonstrate, with reasonable certainty, to be recoverable in future years from known reservoirs under existing economic and operating conditions. Reserves are considered proved if they are supported by either actual production or conclusive formation tests and future production is determined to be economical.

	As of December 31,

	2004	2003	2002

	(In thousands)
Proved Reserves:
Oil (Bbls)	1,714	1,147	1,227
Gas (Mcf)	8,246	5,267	6,240
Total (BOE)	3,088	2,025	2,267
Estimated future net revenues before income taxes	$84,952	$47,873	$46,016
Present value of estimated future net revenues before income taxes, discounted at 10%	$59,519	$34,371	$32,308
Standardized measure of discounted future net cash flows(1)	$37,542	$23,950	$21,100

(1)	For the calculation of standardized measure of discounted future net cash flows, see Note 20 of Notes to Consolidated Financial Statements included as a part of Item 8 of this Report.

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
      Production — At December 31, 2004, we held a working interest in 440 productive wells, of which 266 were considered oil and 174 were considered natural gas. A productive well is a well producing oil or natural gas in commercial quantities. A working interest is the operating interest under an oil or natural gas lease which gives the owner the right to explore for and produce oil or natural gas from the lease. We were the operator of 199 of these productive wells at December 31, 2004. The following table sets forth our average net oil and natural gas production, average sales price and average production costs. Production costs are costs incurred to operate and maintain our wells and related equipment. These costs include labor, well service and repair, utilities, field supervision, property taxes, production and severance taxes and related charges.

	Years Ended December 31,

	2004	2003	2002

Average net daily production:
Oil (Bbls)	1,071	788	794
Gas (Mcf)	7,429	5,656	5,109
Total (BOE)	2,309	1,731	1,646
Average sales prices:
Oil (per Bbl)	$39.12	$30.54	$25.02
Gas (per Mcf)	5.81	4.97	2.91
Average production costs (per BOE)	$7.18	$5.51	$5.11
      Productive Wells — The number of productive wells in which we held a working interest as of December 31, 2004 are in the table below. One or more completions in the same well bore are reflected as one well.

	Productive
	Wells

	Gross	Net

Oil	266	53.26
Gas	174	24.65

Total	440	77.91

      Developed and Undeveloped Acreage — Developed and undeveloped acreage in which we owned a working interest at December 31, 2004 follows:

	Developed		Undeveloped
	Acreage		Acreage

Location	Gross	Net	Gross	Net

Texas	74,379	14,027	40,484	10,551
Kansas	320	45	—	—
Louisiana	1,920	96	—	—
New York	160	131	—	—
New Mexico	19,959	3,943	23,693	3,943
Mississippi	2,920	668	8,366	1,840
Oklahoma	640	19	—	—
Pennsylvania	880	129	—	—
Utah	—	—	13,292	1,994

Total	101,178	19,058	85,835	18,328

      Undeveloped acreage is leased acres on which wells have not been drilled to a point that would permit production of commercial quantities of oil and natural gas. Developed acreage is leased acres that have been assigned to productive wells. Our gross acreage is the total number of acres in which we own a working interest, regardless of the size of our working interest in the acreage. Our net acreage is the gross acreage proportionally reduced to our working interest percentage in the acreage.
      Many of our leases summarized in the table above as undeveloped acreage will expire at the end of their respective primary terms unless production has been obtained from the acreage prior to that date. If production is obtained, the lease will remain in effect until the cessation of production. Undeveloped acreage subject to leases summarized in the table above are scheduled to expire as follows:

	Lease Acres
	Expiring

	Gross	Net

Year ending:
December 31, 2005	29,865	5,711
December 31, 2006	16,281	3,693
December 31, 2007 and later	39,689	8,924

Total	85,835	18,328

      Drilling Activities — The results of our participation in the drilling of developmental and exploratory wells during 2004, 2003 and 2002 follows:

	Developmental Wells				Exploratory Wells

	Productive		Dry Holes		Productive		Dry Holes

	Gross	Net	Gross	Net	Gross	Net	Gross	Net

Year ending:
December 31, 2004	22	4.55	—	—	10	2.01	6	1.71
December 31, 2003	27	4.58	11	2.52	12	1.99	4	0.88
December 31, 2002	24	4.17	11	2.67	6	0.56	1	0.25
      In addition, we were participating in nine wells, 1.92 net, that were being drilled at December 31, 2004.
      Generally, a developmental well is a well that is drilled into an oil and natural gas reservoir that is known to be productive. An exploratory well is a well that is drilled to find oil and natural gas in an unproved area.

Customers
      The customers of each of our four business segments are oil and natural gas operators or purchasers of these commodities. Our customer base includes both major and independent oil and natural gas operators. During 2004, no single customer accounted for 10% or more of our consolidated operating revenues.
Competition
      Contract Drilling and Pressure Pumping Businesses — Our land drilling and pressure pumping businesses are highly competitive. Often times, available land drilling rigs and pressure pumping equipment exceed the demand for such equipment. The equipment can also be moved from one market to another in response to market conditions.
      Drilling and Completion Fluids Business — The drilling and completion fluids industry is highly competitive and price is generally the most important factor. Other competitive factors include the availability of chemicals and experienced personnel, the reputation of the fluids services provider in the drilling industry and relationships with customers. Some of our competitors have substantially more resources and longer operating histories than we have.
      Oil and Natural Gas Business — There is substantial competition for the acquisition of oil and natural gas leases suitable for development and exploration and for experienced personnel. Our competitors in this business include:

•	major integrated oil and natural gas operators,

•	independent oil and natural gas operators, and

•	drilling and production purchase programs.
      Our ability to increase our oil and natural gas reserves in the future is directly dependent upon our ability to select, acquire and develop suitable prospects. Many of our competitors have facilities and financial and human resources greater than ours.
Government and Environmental Regulation
      All of our operations and facilities are subject to numerous Federal, state, foreign, and local laws, rules and regulations related to various aspects of our business, including:

•	drilling of oil and natural gas wells,

•	containment and disposal of hazardous materials, oilfield waste, other waste materials and acids,

•	use of underground storage tanks, and

•	use of underground injection wells.
      To date, applicable environmental laws and regulations have not required the expenditure of significant resources. We do not anticipate any material capital expenditures for environmental control facilities or extraordinary expenditures to comply with environmental rules and regulations in the foreseeable future. However, compliance costs under existing laws or under any new requirements could become material and we could incur liability in any instance of noncompliance.
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
      We use operating and disposal practices that are standard in the industry. However, hydrocarbons and other materials may have been disposed of or released in or under properties currently or formerly owned or operated by us or our predecessors. In addition, some of these properties have been operated by third parties over whom we have no control of their treatment of hydrocarbon and other materials or the manner in which they may have disposed of or released such materials.
      The Federal Comprehensive Environmental Response Compensation and Liability Act of 1980, as amended, commonly known as CERCLA, and comparable state statutes impose strict liability on:

•	owners and operators of sites, and

•	persons who disposed of or arranged for the disposal of “hazardous substances” found at sites.
      The Federal Resource Conservation and Recovery Act (“RCRA”), as amended, and comparable state statutes govern the disposal of “hazardous wastes.” Although CERCLA currently excludes petroleum from the definition of “hazardous substances,” and RCRA also excludes certain classes of exploration and production wastes from regulation, such exemptions by Congress under both CERCLA and RCRA may be deleted, limited, or modified in the future. If such changes are made to CERCLA and/or RCRA, we could be required to remove and remediate previously disposed of materials (including materials disposed of or released by prior owners or operators) from properties (including ground water contaminated with hydrocarbons) and to perform removal or remedial actions to prevent future contamination.
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
      The Oil Pollution Act also expands the authority and capability of the Federal government to direct and manage oil spill clean-up and operations, and requires operators to prepare oil spill response plans in cases where it can reasonably be expected that substantial harm will be done to the environment by discharges on or into navigable waters. We have spill prevention control and countermeasure plans in place for our oil and natural gas properties in each of the areas in which we operate and for each of the stockpoints operated by our drilling and completion fluids business. Failure to comply with ongoing requirements or inadequate cooperation during a spill event may subject a responsible party, such as us, to civil or criminal actions. Although the liability for owners and operators is the same under the Federal Water Pollution Act, the damages recoverable under the Oil Pollution Act are potentially much greater and can include natural resource damages.
      Our operations are also subject to Federal, state and local regulations for the control of air emissions. The Federal Clean Air Act, as amended, and various state and local laws impose certain air quality requirements on us. Amendments to the Clean Air Act revised the definition of “major source” such that emissions from both wellhead and associated equipment involved in oil and natural gas production may be added to determine if a source is a “major source.” As a consequence, more facilities may become major sources and thus would be required to obtain operating permits. This permitting process may require capital expenditures in order to comply with permit limits.
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

Employees
      We employed approximately 6,800 full-time persons (300 office personnel and 6,500 field personnel) at December 31, 2004. The number of field employees fluctuates depending on the current and expected demand for our services. We consider our employee relations to be satisfactory. None of our employees are represented by a union.
Seasonality
      Seasonality does not significantly affect our overall operations. However, our pressure pumping division in Appalachia and our drilling operations in Canada are subject to slow periods of activity during the Spring thaw. In addition, our drilling operations in Canada are subject to slow periods of activity during the Fall.
Raw Materials and Subcontractors
      We use many suppliers of raw materials and services. These materials and services have historically been available, although there is no assurance that such materials and services will continue to be available on favorable terms or at all. We also utilize numerous independent subcontractors from various trades.
Incorporation by Reference
      The various factors disclosed under the caption “Forward Looking Statements and Cautionary Statements for Purposes of the ’Safe Harbor’ Provisions of the Private Securities Litigation Reform Act of 1995,” beginning on page 14 of this Report, are incorporated by this reference into Items 1 and 2 of this Report. Readers of this Report should review those factors in conjunction with their review of Items 1 and 2.
Corporate Headquarters, Field Offices and Other Facilities
      Our corporate headquarters are located in Snyder, Texas. We also have a number of offices, yards and stockpoint facilities located in our various operating areas.
      Our corporate headquarters are located at 4510 Lamesa Highway, Snyder, Texas, and our telephone number at that address is (325) 574-6300. There are a number of improvements at our headquarters, including:

•	office buildings with approximately 34,000 square feet of office space and storage,

•	a shop facility with approximately 7,000 square feet used for drilling equipment repairs and metal fabrication,

•	a truck shop facility with approximately 10,000 square feet used to maintain, overhaul and repair our truck fleet,

•	an engine shop facility with approximately 20,000 square feet used to overhaul and repair the engines that power our drilling rigs, and

•	an open-ended metal storage facility with approximately 10,000 square feet.
      We have regional administrative offices, yards and stockpoint facilities in many of the areas in which we operate. The facilities are primarily used to support day-to-day operations, including the repair and maintenance of equipment as well as the storage of equipment, inventory and supplies and to facilitate administrative responsibilities and sales.
      Contract Drilling Operations — Our drilling services are supported by several administrative offices and yard facilities located throughout our areas of operations including:

•	Texas,

•	New Mexico,

•	Oklahoma,

•	Colorado,

•	Utah,

•	Wyoming, and

•	Western Canada.
      Pressure Pumping — Our pressure pumping services are supported by several offices and yard facilities located throughout our areas of operations including:

•	Pennsylvania,

•	Ohio,

•	West Virginia,

•	Kentucky,

•	Wyoming, and

•	Tennessee.
      Drilling and Completion Fluids — Our drilling and completion fluids services are supported by several administrative offices and stockpoint facilities located throughout our areas of operations including:

•	Texas,

•	Louisiana,

•	New Mexico, and

•	Oklahoma.
      Oil and Natural Gas — Our oil and natural gas services are supported by administrative and field offices in Texas.
      We own our headquarters in Snyder, Texas, as well as several of our other facilities. We also lease a number of facilities and we do not believe that any one of the leased facilities is individually material to our operations. We believe that our existing facilities are suitable and adequate to meet our needs.

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
      None.

FORWARD LOOKING STATEMENTS AND CAUTIONARY
STATEMENTS FOR PURPOSES OF THE “SAFE HARBOR” PROVISIONS
OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995
      From time to time, we make written or oral forward-looking statements, including statements contained in this Annual Report on Form 10-K, our other filings with the SEC, press releases and reports to stockholders. These forward-looking statements are made pursuant to the “Safe Harbor’ provisions of the Private Securities Litigation Reform Act of 1995. These statements include, without limitation, statements relating to liquidity, financing of operations, sources and sufficiency of funds and impact of inflation. The words “believes,” “budgeted,” “expects,” “project,” “will,” “could,” “may,” “plans,” “intends,” “strategy,” or “anticipates,” and similar expressions are used to identify our forward-looking statements. We do not undertake to update, revise, or correct any of our forward-looking information.
      We include the following cautionary statement in accordance with the “Safe Harbor’ provisions of the Private Securities Litigation Reform Act of 1995 for any forward-looking statement made by us, or on our behalf. The factors identified in this cautionary statement are important factors (but not necessarily all of the important factors) that could cause actual results to differ materially from those expressed in any forward-looking statement made by us, or on our behalf. Where any such forward-looking statement includes a statement of the assumptions or bases underlying such forward-looking statement, we caution that, while we believe such assumptions or bases to be reasonable and make them in good faith, assumed facts or bases almost always vary from actual results. The differences between assumed facts or bases and actual results can be material, depending upon the circumstances.
      Where, in any forward-looking statement, we express an expectation or belief as to the future results, such expectation or belief is expressed in good faith and believed to have a reasonable basis. However, there can be no assurance that the statement of expectation or belief will result, or be achieved or accomplished. Taking this into account, the following are identified as important risk factors currently applicable to, or which could readily be applicable to, us:

We are Dependent on the Oil and Natural Gas Industry and Market Prices for Oil and Natural Gas. Declines in Oil and Natural Gas Prices Have Adversely Affected Our Operations.
      Our revenue, profitability and rate of growth are substantially dependent upon prevailing prices for oil and natural gas. For many years, oil and natural gas prices and, therefore, the level of drilling, exploration, development and production, have been extremely volatile. Prices are affected by:

•	market supply and demand,

•	international military, political and economic conditions, and

•	the ability of the Organization of Petroleum Exporting Countries, commonly known as OPEC, to set and maintain production and price targets.
      All of these factors are beyond our control. Natural gas prices fell from an average of $6.23 per Mcf in the first quarter of 2001 to an average of $2.51 per Mcf for the same period in 2002. During this same period, the average number of our rigs operating dropped by approximately 50%. The average market price of natural gas improved from $3.36 in 2002 to $5.45 in 2003 and $5.95 in 2004 resulting in an increase in demand for our drilling services. Our average number of rigs operating increased from 126 in 2002 to 188 in 2003 and to 211 in 2004. We expect oil and natural gas prices to continue to be volatile and to affect our financial condition and operations and ability to access sources of capital.

A General Excess of Operable Land Drilling Rigs Adversely Affects Our Profit Margins Particularly in Times of Weaker Demand.
      The North American land drilling industry has experienced many downturns in demand over the last several years. During these periods, there have been substantially more drilling rigs available than necessary to meet demand. As a result, drilling contractors have had difficulty sustaining profit margins.

      In addition to adverse effects that future declines in demand could have on us, ongoing factors which could adversely affect utilization rates and pricing, even in an environment of high oil and natural gas prices and increased drilling activity, include:

•	movement of drilling rigs from region to region,

•	reactivation of land-based drilling rigs, or

•	construction of new drilling rigs.
      We cannot predict either the future level of demand for our contract drilling services or future conditions in the oil and natural gas contract drilling business.

Shortages of Drill Pipe, Replacement Parts and Other Related Rig Equipment Adversely Affects Our Operating Results.
      During periods of increased demand for drilling services, the industry has experienced shortages of drill pipe, replacement parts and other related rig equipment. These shortages can cause the price of these items to increase significantly and require that orders for the items be placed well in advance of expected use. These price increases and delays in delivery may require us to increase capital and repairs expenditures in our contract drilling segment. Severe shortages could impair our ability to operate our drilling rigs.

The Various Business Segments in Which We Operate Are Highly Competitive with Excess Capacity which may Adversely Affect Our Operating Results.
      Our land drilling and pressure pumping businesses are highly competitive. Often times, available land drilling rigs and pressure pumping equipment exceed the demand for such equipment. This excess capacity has resulted in substantial competition for drilling and pressure pumping contracts. The fact that drilling rigs and pressure pumping equipment are mobile and can be moved from one market to another in response to market conditions heightens the competition in the industry.
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
      The drilling and completion fluids services industry is highly competitive. Price is generally the most important factor. Other competitive factors include the availability of chemicals and experienced personnel, the reputation of the fluids services provider in the drilling industry and relationships with customers. Some of our competitors have substantially more resources and longer operating histories than we have.

Labor Shortages Adversely Affect Our Operating Results.
      During periods of increasing demand for contract drilling services, the industry experiences shortages of qualified drilling rig personnel. During these periods, our ability to attract and retain sufficient qualified personnel to market and operate our drilling rigs is adversely affected which negatively impacts both our operations and profitability. Operationally, it is more difficult to hire qualified personnel which adversely affects our ability to mobilize inactive rigs in response to the increased demand for our contract drilling services. Additionally, wage rates for drilling personnel are likely to increase, resulting in greater operating costs.

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
      There can be no assurance that we will:

•	have sufficient capital resources to complete additional acquisitions,

•	successfully integrate acquired operations and assets,

•	effectively manage the growth and increased size,

•	successfully deploy idle or stacked rigs,

•	maintain the crews and market share to operate drilling rigs acquired, or

•	successfully improve our financial condition, results of operations, business or prospects in any material manner as a result of any completed acquisition.
      We may incur substantial indebtedness to finance future acquisitions and also may issue equity securities or convertible securities in connection with any such acquisitions. Debt service requirements could represent a significant burden on our results of operations and financial condition and the issuance of additional equity would be dilutive to existing stockholders. Also, continued growth could strain our management, operations, employees and other resources.

The Nature of our Business Operations Presents Inherent Risks of Loss that, if not Insured or Indemnified Against, Could Adversely Affect Our Operating Results.
      Our operations are subject to many hazards inherent in the contract drilling, pressure pumping, and drilling and completion fluids businesses, which in turn could cause personal injury or death, work stoppage, or serious damage to our equipment. Our operations could also cause environmental and reservoir damages. We maintain insurance coverage and have indemnification agreements with many of our customers. However, there is no assurance that such insurance or indemnification agreements would adequately protect us against liability or losses from all consequences of the hazards. Additionally, there can be no assurance that insurance would be available to cover any or all of these risks, or, even if available, that insurance premiums or other costs would not rise significantly in the future, so as to make such insurance prohibitive.
      We have elected in some cases to accept a greater amount of risk through increased deductibles on certain insurance policies. For example, we maintain a $1.0 million per occurrence deductible on our workers’ compensation insurance and our general liability insurance coverages. These levels of self-insurance expose us to increased operating costs and risks.

Violations of Environmental Laws and Regulations Could Materially Adversely Affect Our Operating Results.
      The drilling of oil and natural gas wells is subject to various Federal, state, foreign, and local laws, rules and regulations. The cost of compliance with these laws and regulations could be substantial. Failure to comply with these requirements could expose us to substantial civil and criminal penalties. In addition, Federal law imposes a variety of regulations on “responsible parties” related to the prevention of oil spills and liability for damages from such spills. As an owner and operator of land-based drilling rigs, we may be deemed to be a responsible party under Federal law. Our operations and facilities are subject to numerous state and Federal environmental laws, rules and regulations, including, without limitation, laws concerning the containment and disposal of hazardous substances, oil field waste and other waste materials, the use of underground storage tanks and the use of underground injection wells.

Some of Our Contract Drilling Services are Done Under Turnkey and Footage Contracts, Which are Financially Risky.
      A portion of our contract drilling is performed under turnkey and footage contracts, which involve significant risks. Under turnkey drilling contracts, we contract to drill a well to a certain depth under specified conditions at a fixed price. Under footage contracts, we contract to drill a well to a certain depth under specified conditions at a fixed price per foot. The risk to us under these types of drilling contracts are greater than on a well drilled on a daywork basis. Unlike daywork contracts, we must bear the cost of services until the target depth is reached. In addition, we must assume most of the risk associated with the drilling operations, generally assumed by the operator of the well on a daywork contract, including blowouts, loss of hole from fire, machinery breakdowns and abnormal drilling conditions. Accordingly, if severe drilling problems are encountered in drilling wells under such contracts, we could suffer substantial losses.

Anti-takeover Measures in Our Charter Documents and Under State Law Could Discourage an Acquisition and Thereby Affect the Related Purchase Price.
      We are a Delaware corporation subject to the Delaware General Corporation Law, including Section 203, an anti-takeover law enacted in 1988. We have also enacted certain anti-takeover measures, including a stockholders’ rights plan. In addition, our Board of Directors has the authority to issue up to one million shares of preferred stock and to determine the price, rights (including voting rights), conversion ratios, preferences and privileges of that stock without further vote or action by the holders of the common stock. As a result of these measures and others, potential acquirers might find it more difficult or be discouraged from attempting to effect an acquisition transaction with us. This may deprive holders of our securities of certain opportunities to sell or otherwise dispose of the securities at above-market prices pursuant to any such transactions.

PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a)	Market Information
      Our common stock, par value $0.01 per share, is publicly traded on the Nasdaq National Market and is quoted under the symbol “PTEN.” Our common stock is included in the S&P MidCap 400 Index and several other market indexes. The following table provides high and low sales prices of our common shares for the periods indicated, adjusted to reflect the two-for-one stock split on June 30, 2004:

	High	Low

2004:
First quarter	$19.20	$15.75
Second quarter	19.56	14.52
Third quarter	19.88	15.69
Fourth quarter	20.45	17.85
2003:
First quarter	$17.75	$13.55
Second quarter	18.49	15.90
Third quarter	16.14	12.58
Fourth quarter	16.97	12.84

(b)	Holders
      As of January 24, 2005, there were approximately 940 holders of record and approximately 48,000 beneficial holders of our common shares.

(c)	Dividends and Buyback Program
      No dividend was declared or paid in 2003. On April 28, 2004, our Board of Directors approved the initiation of a quarterly cash dividend of $0.02 on each share of our common stock which was paid on June 2, 2004. Quarterly cash dividends in the amount of $0.02 per share were also paid on September 1, 2004 and December 1, 2004. Total cash dividends paid in 2004 were approximately $10 million. In February 2005, our Board of Directors approved an increase in the quarterly cash dividend on our common stock to $0.04 per share form $0.02 per share. The next quarterly cash dividend is to be paid to holders of record on February 28, 2005 and paid on March 4, 2005. On April 28, 2004, our Board of Directors authorized a two-for-one stock split in the form of a stock dividend which was distributed on June 30, 2004. The amount and timing of all future dividend payments is subject to the discretion of the Board of Directors and will depend upon business conditions, results of operations, financial conditions, terms of our credit facilities and other factors.
      On June 7, 2004, our Board of Directors authorized a stock buyback program for the purchase of up to $30 million of our outstanding common stock. Repurchases may be made from time to time as, in the opinion of management, market conditions warrant, in the open market or in privately negotiated transactions. We did not repurchase any of our shares in the fourth quarter of 2004.

(d)	Securities Authorized for Issuance Under Equity Compensation Plans
      Equity compensation to our employees, officers and directors as of December 31, 2004 follows:

Equity Compensation Plan Information

Number of
	Number of		Securities
	Securities to	Weighted-	Remaining Available
	be Issued upon	Average Exercise	for Future Issuance
	Exercise of	Price of	under Equity
	Outstanding	Outstanding	Compensation Plans
	Options,	Options,	(Excluding
	Warrants and	Warrants and	Securities Reflected
Plan Category	Rights	Rights	in Column(a))

	(a)	(b)	(c)
Equity compensation plans approved by security holders	8,635,720	$12.64	3,482,992	(1)
Equity compensation plans not approved by security holders(2)	1,370,322	$9.74	78,161

Total	10,006,042	$12.24	3,561,153

(1)	The Patterson-UTI Energy, Inc. Amended and Restated 1997 Long-Term Incentive Plan, as amended, allows for the grant of restricted shares and performance awards, in addition to stock options and stock appreciation rights, to key employees, officers and directors, which are subject to certain vesting and forfeiture provisions. Of the securities remaining available for future issuance under equity compensation plans approved by security holders in column (c), there are 2,997,992 securities available under this plan.

(2)	The Amended and Restated Patterson-UTI Energy, Inc. 2001 Long-Term Incentive Plan was approved by the Board of Directors in July 2001. The terms of the Plan provide for grants of stock options, stock appreciation rights, shares of restricted stock and performance awards to eligible employees other than officers and directors. No Incentive Stock Options may be awarded under the Plan. All options are granted with an exercise price equal to or greater than the fair market value of the common stock at the time of grant. The vesting schedule and term are set by the Compensation Committee of the Board of Directors.

In July 2001, the Board of Directors approved option grants, not included in any of the stock option plans, for two non-employee directors. Each of the two non-employee directors was granted an option to purchase 24,000 shares of our common stock at an exercise price greater than the fair market value of our common stock on the grant date. The options vested in November 2001 and expire in November 2005. As of December 31, 2004, one of these options to purchase 24,000 shares of our common stock was outstanding.

Item 6.	Selected Financial Data.
      Our selected consolidated financial data as of December 31, 2004, 2003, 2002, 2001 and 2000, and for each of the five years then ended should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and related Notes thereto, included as Items 7 and 8, respectively, of this Report. The historical financial data presented below, has been restated to provide for (i) the retroactive effect of the merger with UTI Energy Corp., on May  8, 2001; (ii) the retroactive application of the equity method of accounting for our investment in TMBR and (iii) a two-for-one stock split that occurred in 2004. Certain reclassifications have been made to the historical financial data to conform with the 2004 presentation.

	Years Ended December 31,

	2004	2003	2002	2001	2000

	(In thousands)
Income Statement Data:
Operating revenues:
Contract drilling	$809,691	$639,694	$410,295	$839,931	$512,998
Pressure pumping	66,654	46,083	32,996	39,600	21,465
Drilling and completion fluids	90,557	69,230	69,943	94,456	32,053
Oil and natural gas	33,867	21,163	14,723	15,988	15,806

Total	1,000,769	776,170	527,957	989,975	582,322

Operating costs and expenses:
Contract drilling	556,869	475,224	318,201	487,343	384,840
Pressure pumping	37,561	26,184	19,802	21,146	13,403
Drilling and completion fluids	76,503	61,424	60,762	80,034	26,545
Oil and natural gas	7,978	4,808	3,956	5,190	4,872
Depreciation, depletion, amortization and impairment	119,395	97,998	91,216	86,159	61,464
General and administrative	32,007	27,709	26,140	28,561	22,190
Bad debt expense	897	259	320	2,045	570
Merger costs	—	—	—	5,943	—
Restructuring and other charges	—	(2,452)	4,700	7,202	—
Other	(1,655)	(2,174)	(538)	(820)	(147)

Total	829,555	688,980	524,559	722,803	513,737

Operating income	171,214	87,190	3,398	267,172	68,585

Other income (expense)	680	2,694	803	(677)	(8,481)
Income before income taxes and cumulative effect of change in accounting principle	171,894	89,884	4,201	266,495	60,104
Income tax expense	63,161	32,996	1,827	102,333	22,878

Income before cumulative effect of change in accounting principle	108,733	56,888	2,374	164,162	37,226
Cumulative effect of change in accounting principle, net of related income tax benefit of approximately $287	—	(469)	—	—	—

Net income	$108,733	$56,419	$2,374	$164,162	$37,226

	Years Ended December 31,

	2004	2003	2002	2001	2000

		(In thousands, except per share amounts)
Net income per common share:
Basic:
Income before cumulative effect of change in accounting principle	$0.65	$0.35	$0.02	$1.07	$0.26

Cumulative effect of change in accounting principle	$—	$—	$—	$—	$—

Net income	$0.65	$0.35	$0.02	$1.07	$0.26

Diluted:
Income before cumulative effect of change in accounting principle	$0.64	$0.35	$0.01	$1.04	$0.25

Cumulative effect of change in accounting principle	$—	$—	$—	$—	$—

Net income	$0.64	$0.34	$0.01	$1.04	$0.25

Cash dividends per common share	$0.06	$—	$—	$—	$—

Weighted average number of common shares outstanding:
Basic	166,258	161,272	157,410	152,814	142,414

Diluted	169,211	164,572	162,504	158,394	149,682

Balance Sheet Data:
Total assets	$1,322,911	$1,084,114	$942,823	$869,642	$739,898
Long-term debt	—	—	—	—	79,416
Stockholders’ equity	1,007,539	819,749	737,731	687,142	481,299
Working capital	236,957	199,613	167,863	110,172	127,299

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
      This Item 7 contains forward-looking statements, which are made pursuant to the “Safe Harbor” provisions of the Private Securities Litigation Reform Act of 1995.
      Management Overview — We are a leading provider of contract services to the North American oil and natural gas industry. Our services primarily involve the drilling, on a contract basis, of land-based oil and natural gas wells and to a lesser extent, we provide pressure pumping services and drilling and completion fluid services. In addition to the aforementioned contract services, we also engage in the development, exploration, acquisition and production of oil and natural gas. For the three years ended December 31, 2004, our operating revenues consisted of the following (dollars in thousands):

	2004		2003		2002

Contract drilling	$809,691	81%	$639,694	82%	$410,295	78%
Pressure pumping	66,654	7	46,083	6	32,996	6
Drilling and completion fluids	90,557	9	69,230	9	69,943	13
Oil and natural gas	33,867	3	21,163	3	14,723	3

	$1,000,769	100%	$776,170	100%	$527,957	100%

      We provide our contract services to oil and natural gas operators in many of the oil and natural gas producing regions of North America. Our contract drilling operations are focused in various regions of Texas,

New Mexico, Oklahoma, Louisiana, Mississippi, Colorado, Utah, Wyoming and Western Canada while our pressure pumping services are focused primarily in the Appalachian Basin. Our drilling and completion fluids services are provided to operators in Texas, Southeastern New Mexico, Oklahoma, the Gulf Coast region of Louisiana and the Gulf of Mexico. Our oil and natural gas operations are primarily focused in West Texas, South Texas, Southeastern New Mexico, Utah and Mississippi.
      We have been a leading consolidator of the land-based contract drilling industry over the past several years increasing our drilling fleet to 361 rigs as of December 31, 2004. Based on publicly available information, we believe we are the second largest owner of land-based drilling rigs in North America. Our most significant transaction occurred in May 2001 when we merged with UTI Energy Corp. in a merger of equals which basically doubled our drilling fleet and added the pressure pumping services business. Growth by acquisition has been a corporate strategy intended to expand both revenues and profits.
      The profitability of our business is most readily assessed by two primary indicators: our average number of rigs operating and our average revenue per operating day. During 2004, our average number of rigs operating increased to 211 from 188 in 2003 and our average revenue per operating day increased to $10,470 from $9,300 in 2003. Primarily due to these improved operating results, we experienced an increase of approximately $52 million in consolidated net income in 2004.
      Our revenues, profitability and cash flows are highly dependent upon the market prices of oil and natural gas. During periods of improved commodity prices, the capital spending budgets of oil and natural gas operators tend to expand, which results in increased demand for our contract services. Conversely, in periods of time when these commodity prices deteriorate, the demand for our contract services generally weakens and we experience downward pressure on pricing for our services. In addition, our operations are highly impacted by competition, the availability of excess equipment, labor issues and various other factors which are more fully described as risk factors in our “Forward Looking Statements and Cautionary Statements for Purposes of the ’Safe Harbor’ Provisions of the Private Securities Litigation Reform Act of 1995” contained on page 14 of this Report.
      Management believes that the liquidity of our balance sheet as of December 31, 2004, which includes approximately $237.0 million in working capital (including $112 million in cash), no long term debt and a $200 million line of credit with availability of $151 million (net of outstanding letters of credit totaling $49 million) provides us with the ability to pursue acquisition opportunities, expand into new regions, make improvements to our property and equipment and survive downturns in our industry.
      Commitments and Contingencies — We have no commitments or contingencies which require disclosure in our financial statements other than letters of credit of approximately $49 million at December 31, 2004, maintained for the benefit of various insurance companies as collateral for retrospective premiums and retained losses which may become payable under the terms of the underlying insurance contracts. No amounts have been drawn under the letters of credit.
      Net income for the year ended December 31, 2002, includes a charge of $4.7 million related to the financial failure in 2002 of a workers’ compensation insurance carrier that had provided coverage for us in prior years.
      Trading and investing — We have not engaged in trading activities that include high-risk securities, such as derivatives and non-exchange traded contracts. We invest cash primarily in highly liquid, short-term investments such as overnight deposits, money markets and highly rated municipal and commercial bonds.
      Description of business — We conduct our contract drilling operations in Texas, New Mexico, Oklahoma, Louisiana, Mississippi, Colorado, Utah, Wyoming and Western Canada. As of December 31, 2004, we owned 361 drilling rigs. We provide pressure pumping services to oil and natural gas operators primarily in the Appalachian Basin. These services consist primarily of well stimulation and cementing for completion of new wells and remedial work on existing wells. We provide drilling fluids, completion fluids and related services to oil and natural gas operators in Texas, Southeastern New Mexico, Oklahoma, the Gulf Coast region of Louisiana and the Gulf of Mexico. Drilling and completion fluids are used by oil and natural gas operators during the drilling process to control pressure when drilling oil and natural gas wells. We are also engaged in the development, exploration, acquisition and production of oil and natural gas. Our oil and natural gas operations are focused primarily in producing regions in West Texas, South Texas, Southeastern New Mexico, Utah and Mississippi.
      The North American land drilling industry has experienced many downturns in demand over the last several years. During these periods, there have been substantially more drilling rigs available than necessary to meet demand. As a result, drilling contractors have had difficulty sustaining profit margins.
      In addition to adverse effects that future declines in demand could have on us, ongoing factors which could adversely affect utilization rates and pricing, even in an environment of stronger oil and natural gas prices and increased drilling activity, include:

•	movement of drilling rigs from region to region,

•	reactivation of land-based drilling rigs, and

•	new construction of drilling rigs.
      We cannot predict either the future level of demand for our contract drilling services or future conditions in the oil and natural gas contract drilling business.
Critical Accounting Policies
      In addition to established accounting policies, our consolidated financial statements are impacted by certain estimates and assumptions made by management. The following is a discussion of our critical accounting policies pertaining to property and equipment, oil and natural gas properties, goodwill, revenue recognition and the use of estimates.
      Property and equipment — Property and equipment, including betterments which extend the useful life of the asset, are stated at cost. Maintenance and repairs are charged to expense when incurred. We provide for the depreciation of our property and equipment using the straight-line method over the estimated useful lives. Our method of depreciation does not change when equipment becomes idle; we continue to depreciate idled equipment on a straight-line basis. No provision for salvage value is considered in determining depreciation of our property and equipment. We review our assets for impairment when events or changes in circumstances indicate that the carrying values of certain assets either exceed their respective fair values or may not be recovered over their estimated remaining useful lives. The cyclical nature of our industry has resulted in fluctuations in rig utilization over periods of time. Management believes that the contract drilling industry will continue to be cyclical and rig utilization will fluctuate. Based on management’s expectations of future trends, we estimate future cash flows in our assessment of impairment assuming the following four-year industry cycle: one year projected with low utilization, one year projected as a recovery period with improving utilization and the remaining two years projecting higher utilization. Provisions for asset impairment are charged to income when estimated future cash flows, on an undiscounted basis, are less than the asset’s net book value. Impairment charges are recorded based on discounted cash flows. There were no impairment charges to property and equipment during the years 2004, 2003 or 2002.
      Oil and natural gas properties — Oil and natural gas properties are accounted for using the successful efforts method of accounting. Under the successful efforts method of accounting, exploration costs which result in the discovery of oil and natural gas reserves and all development costs are capitalized to the appropriate well. Exploration costs which do not result in discovering oil and natural gas reserves are charged to expense when such determinations are made. In accordance with Statement of Financial Accounting Standards No. 19, “Financial Accounting and Reporting by Oil and Gas Producing Companies,” (“SFAS No. 19”) costs of exploratory wells are initially capitalized to wells in progress until the outcome of the drilling is known. We review wells in progress quarterly to determine the related reserve classification. If the reserve classification is uncertain after one year following the completion of drilling, we consider the costs of the well to be impaired and recognize the costs as expense. Geological and geophysical costs, including seismic costs and costs to carry and retain undeveloped properties, are charged to expense when incurred. The capitalized costs of both developmental and successful exploratory type wells, consisting of lease and well equipment, lease acquisition costs and intangible development costs, are depreciated, depleted and amortized on the units-of-production method, based on engineering estimates of proved oil and natural gas reserves of each respective field. We review our proved oil and natural gas properties for impairment when an event occurs such as downward revisions in reserve estimates or decreases in oil and natural gas prices. Proved properties are grouped by field and undiscounted cash flow estimates are provided by an independent petroleum engineer. If the net book value of a field exceeds its undiscounted cash flow estimate, impairment expense is measured and recognized as the difference between its net book value and discounted cash flow. Unproved oil and natural gas properties are reviewed quarterly to determine impairment. Our intent to drill, lease expiration and abandonment of area are considered. Assessment of impairment is made on a lease-by-lease basis. If an unproved property is determined to be impaired, then costs related to that property are expensed. Impairment expense of approximately $3.2 million, $1.4 million and $700,000 for the years ended December 31, 2004, 2003 and 2002, respectively, is included in depreciation, depletion, amortization and impairment in the accompanying financial statements.
      Goodwill — Goodwill is considered to have an indefinite useful economic life and is not amortized. As such, we assess impairment of our goodwill annually or on an interim basis if events or circumstances indicate that the fair value of the asset has decreased below its carrying value. With respect to our drilling and completion fluids business, the determination that no impairment existed as of December 31, 2004, was based on the segment’s improved operating results in 2004 and on our expectations that these improved results will continue. If the improved results do not continue, all or part of the goodwill of approximately $10 million associated with that business segment may be determined to be impaired.
      Revenue recognition — Revenues are recognized when services are performed, except for revenues earned under turnkey contract drilling arrangements which are recognized using the completed contract method of accounting, as described below. We follow the percentage-of-completion method of accounting for footage contract drilling arrangements. Under the percentage-of-completion method, management estimates are relied upon in the determination of the total estimated expenses to be incurred drilling the well. Due to the nature of turnkey contract drilling arrangements and risks therein, we follow the completed contract method of accounting for such arrangements. Under this method, revenues and expenses related to a well in progress are deferred and recognized in the period the well is completed. Provisions for losses on incomplete or in-process wells are made when estimated total expenses are expected to exceed estimated total revenues.
      In accordance with Emerging Issues Task Force Issue No. 00-14, we recognize reimbursements received from third parties for out-of-pocket expenses incurred as revenues and account for out-of-pocket expenses as direct costs.
      Use of estimates — The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from such estimates.
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

Related Party Transactions
      We operate certain oil and natural gas properties in which certain of our affiliated persons have participated, either individually or through entities they control, in the prospects or properties in which we have an interest. These participations, which have been on a working interest basis, have been in prospects or properties we originated or acquired. At December 31, 2004, affiliated persons were working interest owners in 237 of 300 total wells we operated. We make sales of working interests to reduce our economic risk in the properties. Generally, it is more efficient for us to sell the working interests to these affiliated persons than to market them to unrelated third parties. Sales of working interests were made at cost, including our costs of acquiring and preparing the working interests for sale. These costs were paid by the working interest owners on a pro rata basis based upon their working interest ownership percentage. The price at which working interests were sold to affiliated persons was the same price at which working interests were sold to unaffiliated persons.
      Production revenues and joint interest costs of each of the affiliated persons during 2004 for all wells operated by us in which the affiliated persons have working interests are presented in the table below. These amounts do not necessarily represent their profits or losses from these interests because the joint interest costs do not include the parties’ related drilling and leasehold acquisition costs incurred prior to January 1, 2004. These activities resulted in a payable to the affiliated persons of approximately $1.2 million and $871,000 and a receivable from the affiliated persons of approximately $856,000 and $888,000 at December 31, 2004 and 2003, respectively.

	Year Ended
	December 31, 2004

		Joint
	Production	Interest
Name	Revenues(1)	Costs(2)

Cloyce A. Talbott	$186,971	$42,313
Anita Talbott(3)	76,423	22,591
Jana Talbott, Executrix to the Estate of Steve Talbott(3)	11,655	2,940
Stan Talbott(3)	9,320	4,366
John Evan Talbott Trust(3)	3,124	668
Lisa Beck and Stacy Talbott(3)	978,607	410,334
SSI Oil & Gas, Inc.(4)	163,584	263,123
IDC Enterprises, Ltd.(5)	12,019,230	6,462,580

Subtotal	13,448,914	7,208,915

A. Glenn Patterson	123,583	27,468
Robert Patterson(6)	8,476	2,518
Thomas M. Patterson(6)	8,476	2,518

Subtotal	140,535	32,504

Jonathan D. Nelson, Chief Financial Officer	248,297	263,549

Total	$13,837,746	$7,504,968

(1)	Revenues for production of oil and natural gas, net of state severance taxes.

(2)	Includes leasehold costs, tangible equipment costs, intangible drilling costs and lease operating expense billed during that period. All joint interest costs have been paid on a timely basis.

(3)	Anita Talbott is the wife of Cloyce A. Talbott. Stan Talbott, Lisa Beck and Stacy Talbott are Mr. Talbott’s adult children. Steve Talbott is the deceased son of Mr. Talbott. John Evan Talbott is Mr. Talbott’s grandson.

(4)	SSI Oil & Gas, Inc. is beneficially owned 50% by Cloyce A. Talbott and directly owned 50% by A. Glenn Patterson.

(5)	IDC Enterprises, Ltd. is 50% owned by Cloyce A. Talbott and 50% owned by A. Glenn Patterson.

(6)	Robert and Thomas M. Patterson are A. Glenn Patterson’s adult children.
      In 2004, 2003 and 2002, we paid approximately $914,000, $740,000 and $279,000, respectively, to TMP Truck and Trailer LP (“TMP”), an entity owned by Thomas M. Patterson (son of A. Glenn Patterson), for certain equipment and metal fabrication services. Purchases from TMP were at current market prices.
      In 2004 and 2003, we paid approximately $39,000 and $209,000, respectively, to Melco Services (“Melco”) for dirt contracting services and $44,000 and $59,000, respectively, to L&N Transportation (“L&N”) for water hauling services. Both entities are owned by Lance D. Nelson, brother of Jonathan D. Nelson. Purchases from Melco and L&N were at current market prices.
Liquidity and Capital Resources
      As of December 31, 2004, we had working capital of $237.0 million including cash and cash equivalents of $112.4 million. For 2004, our sources of cash flow included:

•	$222.3 million from operations,

•	$24.5 million from the exercise of stock options and warrants, and

•	$3.3 million from the sale of property and equipment.
      We used approximately $224.1 million:

•	to make capital expenditures for the betterment and refurbishment of our drilling rigs,

•	for the acquisition and procurement of drilling equipment,

•	to fund capital expenditures for our pressure pumping and drilling and completion fluids divisions, and

•	to fund leasehold acquisition and development and exploration of oil and natural gas properties.
      Additionally, $10.0 million was used to pay quarterly dividends on our common stock, $1.5 million was used to buy 100,000 shares of our common stock pursuant to the stock buyback program authorized by our Board of Directors on June 7, 2004 and issuance costs of $780,000 were incurred during 2004 relating to our new $200 million credit facility. As of December 31, 2004, $1.8 million of cash was pledged as collateral for losses which could become payable under the terms of our workers’ compensation insurance contracts and was therefore restricted as to use.
      In February 2004, we completed the acquisition of TMBR in which one of our wholly-owned subsidiaries acquired 100% of the remaining outstanding shares of TMBR for a net cash payment of $32.5 million ($40.4 million paid to TMBR shareholders less $7.9 million in cash acquired in the transaction) and the issuance of 2.78 million shares of our common stock valued at $17.82 per share (adjusted to reflect the two-for-one stock split on June 30, 2004). The assets of TMBR included 18 land-based drilling rigs and related equipment, shop facilities, equipment yards and their oil and natural gas properties. The transaction was accounted for as a business combination and the purchase price was allocated among the assets acquired and liabilities assumed based on their estimated fair market values.
      We replaced our prior credit facility in December 2004 with a five-year, $200 million unsecured revolving line of credit (“LOC”). Interest is to be paid on outstanding LOC balances at a floating rate ranging from LIBOR plus 0.625% to 1.0% or the prime rate. This arrangement includes various fees, including a commitment fee on the average daily unused amount (0.15% at December 31, 2004). There are customary restrictions and covenants associated with the LOC. Financial covenants provide for a maximum debt to capitalization ratio and a minimum interest coverage ratio. We do not expect that the restrictions and covenants will restrict our ability to operate or react to opportunities that might arise. Availability under the LOC is reduced by outstanding letters of credit which totaled $49 million at December 31, 2004. There were no outstanding borrowings under the LOC at December 31, 2004. We incurred approximately $445,000 in costs to terminate the previous $100 million credit facility. These costs were expensed in 2004.

      In December 2004, we entered into an agreement to acquire the U.S. land drilling assets of Key Energy Services, Inc. for approximately $62 million. The assets include 25 active and 10 stacked land-based drilling rigs, related drilling equipment, four yard facilities and a rig moving fleet consisting of approximately 45 trucks and 100 trailers. This transaction was completed in January 2005 using approximately $62 million of cash.
      In February 2005, our Board of Directors approved an increase in the quarterly cash dividend on the Company’s common stock to $0.04 per share from $0.02 per share. The next quarterly cash dividend is to be paid to holders of record on February 28, 2005 and paid on March 4, 2005.
      We believe that the current level of cash and short-term investments, together with cash generated from operations, should be sufficient to meet our capital needs. From time to time, acquisition opportunities are evaluated. The timing, size or success of any acquisition and the associated capital commitments are unpredictable. Should opportunities for growth requiring capital arise, we believe we would be able to satisfy these needs through a combination of working capital, cash generated from operations, our existing credit facility and additional debt financing or equity financing. However, there can be no assurance that such capital would be available.
Results of Operations

Comparison of the years ended December 31, 2004 and 2003
      A summary of operations by business segment for the years ended December 31, 2004 and 2003 follows:

	Years Ended December 31,

Contract Drilling	2004	2003	% Change

	(Dollars in thousands)
Revenues	$809,691	$639,694	26.6%
Direct operating costs	$556,869	$475,224	17.2%
Selling, general and administrative	$4,441	$4,425	0.4%
Depreciation	$98,334	$84,379	16.5%
Operating income	$150,047	$75,666	98.3%
Operating days	77,355	68,798	12.4%
Average revenue per operating day	$10.47	$9.30	12.6%
Average direct operating costs per operating day	$7.20	$6.91	4.2%
Number of owned rigs at end of period	361	343	5.2%
Average number of rigs owned during period	359	336	6.8%
Average rigs operating	211	188	12.2%
Rig utilization percentage	59%	56%	5.4%
Capital expenditures	$157,916	$95,175	65.9%
      The market price of natural gas remained high in 2004. In fact, the average market price of natural gas improved to $5.95 per Mcf in 2004 compared to $5.45 per Mcf in 2003, resulting in an increase in demand for our contract drilling services. Our average number of rigs operating increased to 211 in 2004 from 188 in 2003. The average market price of natural gas and our average rigs operating for each of the fiscal quarters in 2004 and 2003 follow:

	1st	2nd	3rd	4th
	Quarter	Quarter	Quarter	Quarter

2004:
Average natural gas price	$5.64	$6.13	$5.62	$6.42
Average rigs operating	197	203	216	229
2003:
Average natural gas price	$5.91	$5.70	$4.88	$5.29
Average rigs operating	176	195	192	191

      Revenues and direct operating costs increased as a result of the increased number of operating days, as well as an increase in the average revenue and direct operating costs per operating day in 2004. Average revenue per operating day increased as a result of increased demand and pricing for our contract drilling services. Significant capital expenditures were incurred during 2004 to activate additional drilling rigs to meet increased demand, to modify and upgrade our existing drilling rigs and to acquire additional related equipment such as drill pipe, drill collars, engines, fluid circulating systems, rig hoisting systems and safety enhancement equipment. Increased depreciation expense in 2004 was due primarily to capital expenditures in 2003 and 2004, as well as acquisitions.

	Years Ended December 31,

Pressure Pumping	2004	2003	% Change

	(Dollars in thousands)
Revenues	$66,654	$46,083	44.6%
Direct operating costs	$37,561	$26,184	43.5%
Selling, general and administrative	$7,234	$5,683	27.3%
Depreciation	$5,112	$3,774	35.5%
Operating income	$16,747	$10,442	60.4%
Total jobs	7,444	5,667	31.4%
Average revenue per job	$8.95	$8.13	10.1%
Average direct operating costs per job	$5.05	$4.62	9.3%
Capital expenditures	$17,705	$10,524	68.2%
      Revenues and direct operating costs for our pressure pumping operations increased as a result of the increased number of jobs, as well as an increase in the average revenue and average direct operating costs per job. The increase in jobs in 2004 was largely due to our expanded operations in the Appalachian regions of Kentucky, Tennessee and West Virginia, as well as increased demand for our services resulting from the improved industry conditions as discussed in “Contract Drilling” above. Increased average revenue per job was due primarily to increased pricing for our services. Selling, general and administrative expenses increased largely as a result of the expanding operations of the pressure pumping segment. Increased depreciation expense during 2004 was largely due to the expansion of the pressure pumping segment during 2004 and 2003 and related expenditures to acquire necessary equipment to facilitate the growth. Capital expenditures increased in 2004 compared to 2003 due to further expansion of services into Tennessee and Wyoming as well as modifications and upgrades to existing equipment and facilities.

	Years Ended December 31,

Drilling and Completion Fluids	2004	2003	% Change

	(Dollars in thousands)
Revenues	$90,557	$69,230	30.8%
Direct operating costs	$76,503	$61,424	24.5%
Selling, general and administrative	$7,696	$7,447	3.3%
Depreciation	$2,196	$2,319	(5.3)%
Operating income (loss)	$4,162	$(1,960)	N/A
Total jobs	2,205	1,931	14.2%
Average revenue per job	$41.07	$35.85	14.6%
Average direct operating costs per job	$34.70	$31.81	9.1%
Capital expenditures	$1,488	$912	63.2%
      The number of jobs increased as a result of the improved industry conditions as discussed in “Contract Drilling” above, as well as increased drilling activity in the Gulf of Mexico. Revenues and direct operating costs increased in 2004 primarily as a result of the increased number of jobs, as well as an increase in the average revenue and direct operating costs per job. Average revenue and direct operating costs per job increased primarily as a result of an increase in the number of larger jobs completed in the Gulf of Mexico.

	Years Ended December 31,

Oil and Natural Gas Production and Exploration	2004	2003	% Change

	(Dollars in thousands)
Revenues	$33,867	$21,163	60.0%
Direct operating costs	$7,978	$4,808	65.9%
Selling, general and administrative	$1,816	$1,489	22.0%
Depreciation, depletion and impairment	$13,309	$7,082	87.9%
Operating income	$10,764	$7,784	38.3%
Capital expenditures	$14,451	$10,015	44.3%
Average net daily oil production (Bbls)	1,071	788	35.9%
Average net daily gas production (Mcf)	7,429	5,656	31.3%
Average oil sales price (per Bbl)	$39.12	$30.54	28.1%
Average gas sales price (per Mcf)	$5.81	$4.97	16.9%
      Oil and gas revenues and direct operating costs increased in 2004 compared to 2003, primarily due to the oil and natural gas properties acquired in the acquisition of TMBR during February 2004 and increased market prices received for oil and natural gas during 2004. Direct operating costs further increased as a result of approximately $600,000 of dry hole costs incurred during 2004. Depreciation, depletion and impairment expense increased in 2004 primarily as a result of increased production and an increase of approximately $1.8 million of expenses incurred to impair certain oil and natural gas properties.

	Years Ended December 31,

Corporate and Other	2004	2003	% Change

	(Dollars in thousands)
Selling, general and administrative	$10,820	$8,665	24.9%
Bad debt expense	$897	$259	246.3%
Depreciation	$444	$444	—%
Restructuring and other charges	$—	$(2,452)	N/A
Other income from operations	$1,655	$2,174	(23.9)%
Interest income	$1,140	$1,116	2.2%
Interest expense	$695	$292	138.0%
Other income	$235	$1,870	(87.4)%
      Selling, general and administrative expenses increased primarily as a result of increased professional expenses (including expenses incurred during 2004 to comply with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002) and additional compensation expense related to the issuance of restricted shares to certain key employees. Interest expense in 2004 included approximately $445,000 of termination fees and other related charges incurred as a result of the replacement of our credit facility. Restructuring and other charges in 2003 includes a $2.5 million payment received as settlement for contract drilling services previously provided in Mexico by our wholly-owned subsidiary, Norton Drilling Company Mexico, Inc. The receivable had been reserved as uncollectible at the time of our acquisition of Norton Drilling Company Mexico, Inc. in 1999. Other income in 2003 includes approximately $1.7 million representing our pro rata share of the net income of TMBR using the equity method of accounting.

Comparison of the years ended December 31, 2003 and 2002
      Operations by business segment for the years ended December 31, 2003 and 2002 follow:

	Years Ended December 31,

Contract Drilling	2003	2002	% Change

	(Dollars in thousands)
Revenues	$639,694	$410,295	55.9%
Direct operating costs	$475,224	$318,201	49.3%
Selling, general and administrative	$4,425	$3,987	11.0%
Depreciation and amortization	$84,379	$80,500	4.8%
Operating income	$75,666	$7,607	894.7%
Operating days	68,798	45,919	49.8%
Average revenue per operating day	$9.30	$8.94	4.0%
Average direct operating costs per operating day	$6.91	$6.93	(0.3)%
Number of owned rigs at end of period	343	324	5.9%
Average number of rigs owned during period	336	323	4.0%
Average rigs operating	188	126	49.2%
Rig utilization percentage	56%	39%	43.6%
Capital expenditures	$95,175	$68,516	38.9%
      The average market price of natural gas and our average rigs operating for each of the fiscal quarters in 2003 and 2002 follow:

	1st	2nd	3rd	4th
	Quarter	Quarter	Quarter	Quarter

2003:
Average natural gas price	$5.91	$5.70	$4.88	$5.29
Average rigs operating	176	195	192	191
2002:
Average natural gas price	$2.51	$3.41	$3.20	$4.31
Average rigs operating	117	119	127	140
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

	Years Ended December 31,

Pressure Pumping	2003	2002	% Change

	(Dollars in thousands)
Revenues	$46,083	$32,996	39.7%
Direct operating costs	$26,184	$19,802	32.2%
Selling, general and administrative	$5,683	$4,301	32.1%
Depreciation	$3,774	$2,803	34.6%
Operating income	$10,442	$6,090	71.5%
Total jobs	5,667	3,796	49.3%
Average revenue per job	$8.13	$8.69	(6.4)%
Average direct operating costs per job	$4.62	$5.22	(11.5)%
Capital expenditures	$10,524	$7,399	42.2%
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

	Years Ended December 31,

Drilling and Completion Fluids	2003	2002	% Change

	(Dollars in thousands)
Revenues	$69,230	$69,943	(1.0)%
Direct operating costs	$61,424	$60,762	1.1%
Selling, general and administrative	$7,447	$7,243	2.8%
Depreciation and amortization	$2,319	$2,216	4.6%
Operating loss	$(1,960)	$(278)	605.0%
Total jobs	1,931	1,457	32.5%
Average revenue per job	$35.85	$48.00	(25.3)%
Average direct operating costs per job	$31.81	$41.70	(23.7)%
Capital expenditures	$912	$1,571	(41.9)%
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

	Years Ended December 31,

Oil and Natural Gas Production and Exploration	2003	2002	% Change

	(Dollars in thousands)
Revenues	$21,163	$14,723	43.7%
Direct operating costs	$4,808	$3,956	21.5%
Selling, general and administrative	$1,489	$1,571	(5.2)%
Depreciation and depletion	$7,082	$5,251	34.9%
Operating income	$7,784	$3,945	97.3%
Capital expenditures	$10,015	$6,357	57.5%
Average net daily oil production (Bbls)	788	794	(0.8)%
Average net daily gas production (Mcf)	5,656	5,109	10.7%
Average oil sales price (per Bbl)	$30.54	$25.02	22.1%
Average gas sales price (per Mcf)	$4.97	$2.91	70.8%
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

	Years Ended December 31,

Corporate and Other	2003	2002	% Change

	(Dollars in thousands)
Selling, general and administrative	$8,665	$9,038	(4.1)%
Bad debt expense	$259	$320	(19.1)%
Depreciation	$444	$446	(0.4)%
Restructuring and other charges	$(2,452)	$4,700	N/A
Other income from operations	$2,174	$538	304.1%
Interest income	$1,116	$1,110	0.5%
Interest expense	$292	$532	(45.1)%
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
Income Taxes

	Years Ended December 31,

	2004	2003	2002

	(Dollars in thousands)
Income before income tax	$171,894	$89,884	$4,201
Income tax expense	63,161	32,996	1,827
Effective tax rate	36.7%	36.7%	43.5%
      Our effective income tax rate of 36.7% for 2004 and 2003 is primarily attributable to a Federal rate of 35.0% and state income tax rates of 1.6% and 1.5%, respectively. The impact of permanent differences was not significant in 2004 or 2003. The significance of the impact of the permanent differences of approximately 6% to our effective income tax rate in 2002 was largely attributable to our reduced 2002 pretax earnings.

      For tax purposes, we have available at December 31, 2004, Federal net operating loss carryforwards of approximately $16 million and $118,000 of alternative minimum tax credit carryforwards. These carryforwards are attributable to the acquisition of TMBR in February 2004.
      The net operating loss carryforwards, if unused, are scheduled to expire as follows: 2005 — $5 million, 2006 — $1 million, 2011 — $2 million, 2018 — $4 million and 2019 — $4 million. The alternative minimum tax credit may be carried forward indefinitely.
      We record non-cash deferred Federal income taxes based primarily on the relationship between the amount of our unused Federal net operating loss carryforwards and the temporary differences between the book basis and tax basis in our assets. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the year in which those temporary differences are expected to be settled. As a result of fully recognizing the benefit of our deferred income taxes, we incur deferred income tax expense as these benefits are utilized. We incurred deferred income tax expense of approximately $23.5 million, $17.9 million and $23.7 million for 2004, 2003 and 2002, respectively.
Volatility of Oil and Natural Gas Prices
      Our revenue, profitability and rate of growth are substantially dependent upon prevailing prices for oil and natural gas, with respect to all of our operating segments. For many years, oil and natural gas prices and markets have been volatile. Prices are affected by market supply and demand factors as well as international military, political and economic conditions, and the ability of OPEC, to set and maintain production and price targets. All of these factors are beyond our control. Natural gas prices fell from an average of $6.23 per Mcf in the first quarter of 2001 to an average of $2.51 per Mcf for the same period in 2002. During this same period, the average number of our rigs operating dropped by approximately 50%. The average market price of natural gas improved from $3.36 in 2002 to $5.45 in 2003 and $5.95 in 2004, resulting in an increase in demand for our drilling services. Our average number of rigs operating increased from 126 in 2002 to 188 in 2003 and 211 in 2004. We expect oil and natural gas prices to continue to be volatile and to affect our financial condition and operations and ability to access sources of capital.
      The North American land drilling industry has experienced many downturns in demand over the last several years. During these periods, there have been substantially more drilling rigs available than necessary to meet demand. As a result, drilling contractors have had difficulty sustaining profit margins.
Impact of Inflation
      We believe that inflation will not have a significant near-term impact on our financial position.
Recently-Issued Accounting Standards
      The Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard No. 123 (revised 2004), Share-Based Payment (“SFAS 123(R)”) in December 2004; it replaces FASB Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, and supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. This statement is effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. We will adopt SFAS 123(R) no later than our fiscal quarter beginning July 1, 2005.
      We currently use the intrinsic value method to value stock options, and accordingly, no compensation expense has been recognized for stock options since we grant stock options with exercise prices equal to our common stock market price on the date of the grant. SFAS 123(R) requires the expensing of all stock-based compensation, including stock options and restricted shares, using the fair value method. We will expense stock options using the Modified Prospective Transition method as described in SFAS 123(R). This method requires expense to be recognized for new grants or modifications to existing grants issued in the period of adoption, plus the current period expense for non-vested awards issued prior to the adoption of SFAS 123(R). Compensation cost for the unvested stock-based awards will be recognized over the remaining vesting period. No expense will be recognized for stock options vested in periods prior to the adoption of SFAS 123(R).

      We are evaluating the impact of the adoption of SFAS 123(R) on our results of operations and financial position. Adoption is not expected to have a material effect on our financial position or results of operations.
      The FASB issued Statement of Financial Accounting Standard No. 151, Inventory Costs — an amendment of ARB No. 43, Chapter 4 (“SFAS 151”). SFAS 151 is effective, and will be adopted, for inventory costs incurred during fiscal years beginning after June 15, 2005 and is to be applied prospectively. SFAS 151 amends the guidance in ARB No. 43, Chapter 4, Inventory Pricing, to require current period recognition of abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage). Adoption is not expected to have a material effect on our financial position or results of operations.
      The FASB issued Statement of Financial Accounting Standard No. 153, Exchanges of Nonmonetary Assets — an amendment of APB Opinion No. 29 (“SFAS 153”). FAS 153 is effective, and will be adopted, for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005 and is to be applied prospectively. SFAS 153 eliminates the exception for fair value treatment of nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. Adoption is not expected to have a material effect on our financial position or results of operations.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
      We currently have no exposure to interest rate market risk as we have no outstanding balance under our credit facility. Should we incur a balance in the future, we would have exposure associated with the floating rate of the interest charged on that balance. The revolving credit facility calls for periodic interest payments at a floating rate ranging from LIBOR plus 0.625% to 1.0% or at the prime rate. The applicable rate above LIBOR is based upon our debt to capitalization ratio. Our exposure to interest rate risk due to changes in LIBOR is not expected to be material.
      We conduct some business in Canadian dollars through our Canadian land-based drilling operations. The exchange rate between Canadian dollars and U.S. dollars has fluctuated over the last several years. If the value of the Canadian dollar against the U.S. dollar weakens, revenues and earnings of our Canadian operations will be reduced when they are translated to U.S. dollars. Also, the value of our Canadian net assets in U.S. dollars may decline.

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
      Disclosure Controls and Procedures. As of the end of the period covered by this Annual Report on Form 10-K, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934) was evaluated by our management, with the participation of our Chief Executive Officer, Cloyce A. Talbott (principal executive officer), and our Vice President, Chief Financial Officer, Secretary and Treasurer, Jonathan D. Nelson (principal financial and accounting officer). Messrs. Talbott and Nelson have concluded that our disclosure controls and procedures are effective, as of the end of the period covered by this Report, to help ensure that information we are required to disclose in reports that we file with the SEC is accumulated and communicated to management and recorded, processed, summarized and reported within the time periods prescribed by the SEC.

      There were no changes in our internal control over financial reporting that occurred during our last fiscal quarter (the quarter ended December 31, 2004) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
      Management’s Report on Internal Control over Financial Reporting. Our management is responsible for establishing and maintaining effective internal control over financial reporting as defined in Rules 13a-15(f) under the Securities Exchange Act of 1934. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.
      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate.
      Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2004. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework. Based on our assessment, we concluded that, as of December 31, 2004, our internal control over financial reporting is effective based on those criteria.
      Our management’s assessment of the effectiveness of internal control over financial reporting as of December 31, 2004, has been audited by PricewaterhouseCoopers LLP, the independent registered public accounting firm who also audited our consolidated financial statements as stated in their report which appears on page F-2 of this Report on Form 10-K.

Item 9B.	Other Information
      On October 22, 2004, we entered into a written letter agreement with each of Mark S. Siegel, Kenneth N. Berns and John E. Vollmer III confirming and evidencing the existing agreement between us and each of Messrs. Siegel, Berns and Vollmer pursuant to which we have agreed to pay each such person within ten (10) days of the termination of his employment with us for any reason (including voluntary termination by them), an amount in cash equal to his annual base salary at the time of such termination. Any such payment made by us pursuant to the agreement evidenced in the letter agreement will reduce dollar for dollar any payment owed to such person, if any, pursuant to the Change in Control Agreement dated January 29, 2004 between the Company and such person or any agreement in substitution therefor.

PART III
      The information required by Part III is omitted from this Report because we will file a definitive proxy statement pursuant to Regulation 14A of the Securities Exchange Act of 1934 no later than 120 days after the end of the fiscal year covered by this Report and certain information included therein is incorporated herein by reference.

Item 10.	Directors and Executive Officers of the Registrant.
      The information required by this Item is incorporated herein by reference to the Proxy Statement.

Item 11.	Executive Compensation.
      The information required by this Item is incorporated herein by reference to the Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
      The information required by this Item is incorporated herein by reference to the Proxy Statement.

Item 13.	Certain Relationships and Related Transactions.
      The information required by this Item is incorporated herein by reference to the Proxy Statement.

Item 14.	Principal Accountant Fees and Services.
      The information required by this Item is incorporated herein by reference to the Proxy Statement.

PART IV

Item 15.	Exhibits and Financial Statement Schedule.
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
      (a)(3) Exhibits
      The following exhibits are filed herewith or incorporated by reference herein.

2.1	Asset Purchase Agreement among Key Energy Drilling, Inc., Key Energy Drilling Beneficial, L.P., Key Rocky Mountain, Inc., Key Four Corners, Inc. and Key Energy Services, Inc. and Patterson-UTI Drilling Company LP, LLLP and Patterson-UTI Energy, Inc., dated as of December 7, 2004.

3.1	Restated Certificate of Incorporation, as amended (filed August 9, 2004 as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004 and incorporated herein by reference).

3.2	Amendment to Restated Certificate of Incorporation, as amended (filed August 9, 2004 as Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004 and incorporated herein by reference).

3.3	Amended and Restated Bylaws (filed March 19, 2002 as Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001 and incorporated herein by reference).

4.1	Rights Agreement dated January 2, 1997, between Patterson Energy, Inc. and Continental Stock Transfer & Trust Company (filed January 14, 1997 as Exhibit 2 to the Company’s Registration Statement on Form 8-A and incorporated herein by reference).

4.2	Amendment to Rights Agreement dated as of October 23, 2001 (filed October 31, 2001 as Exhibit 3.4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2001 and incorporated herein by reference).

4.3	Restated Certificate of Incorporation, as amended (See Exhibits 3.1 and 3.2).

4.4	Registration Rights Agreement with Bear, Stearns and Co. Inc., dated March 25, 1994, as assigned by REMY Capital Partners III, L.P.(filed March 19, 2002 as Exhibit 4.3 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001 and incorporated herein by reference).

10.1	For additional material contracts, see Exhibits 2.1, 4.1, 4.2 and 4.4.

10.2	Patterson-UTI Energy, Inc., 1993 Stock Incentive Plan, as amended (filed March 13, 1998 as Exhibit 10.1 to the Company’s Registration Statement on Form S-8 (File No. 333-47917) and incorporated herein by reference).*

10.3	Patterson-UTI Energy, Inc. Non-Employee Directors’ Stock Option Plan, as amended (filed November 4, 1997 as Exhibit 10.1 to the Company’s Registration Statement on Form S-8 (File No. 333-39471) and incorporated herein by reference).*

10.4	Amended and Restated Patterson-UTI Energy, Inc. 2001 Long-Term Incentive Plan (filed November 27, 2002 as Exhibit 4.4 to Post Effective Amendment No. 1 to the Company’s Registration Statement on Form S-8 (File No. 333-60470) and incorporated herein by reference).*

10.5	Patterson-UTI Energy, Inc. Amended and Restated 1997 Long-Term Incentive Plan (filed July 28, 2003 as Exhibit 4.7 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003 and incorporated herein by reference).*

10.6	Amendment to the Patterson-UTI Energy, Inc. Amended and Restated 1997 Long-Term Incentive Plan (filed August 9, 2004 as Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004 and incorporated herein by reference).*

10.7	Amended and Restated Patterson-UTI Energy, Inc. Non-Employee Director Stock Option Plan(filed July 28, 2003 as Exhibit 4.8 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003 and incorporated herein by reference).*

10.8	Amended and Restated Patterson-UTI Energy, Inc. 1996 Employee Stock Option Plan (filed July 25, 2001 as Exhibit 4.4 to Post-Effective Amendment No. 1 to the Company’s Registration Statement on Form S-8 (File No. 333-60466) and incorporated herein by reference).*

10.9	1997 Stock Option Plan of DSI Industries, Inc. (filed July 25, 2001 as Exhibit 4.4 to Post-Effective Amendment No. 1 to the Company’s Registration Statement on Form S-8 (File No. 333-60470) and incorporated herein by reference).*

10.10	Stock Option Agreement dated July 20, 2001 between Patterson-UTI Energy, Inc. and Kenneth R. Peak (filed March 19, 2002 as Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001 and incorporated herein by reference).*

10.11	Restricted Stock Award Agreement dated April 28, 2004 between Patterson-UTI Energy, Inc. and Mark S. Siegel (filed August 9, 2004 as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004 and incorporated herein by reference).*

10.12	Restricted Stock Award Agreement dated April 28, 2004 between Patterson-UTI Energy, Inc. and Cloyce A. Talbott (filed August 9, 2004 as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004 and incorporated herein by reference).*

10.13	Restricted Stock Award Agreement dated April 28, 2004 between Patterson-UTI Energy, Inc. and A. Glenn Patterson (filed August 9, 2004 as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004 and incorporated herein by reference).*

10.14	Restricted Stock Award Agreement dated April 28, 2004 between Patterson-UTI Energy, Inc. and Kenneth N. Berns (filed August 9, 2004 as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004 and incorporated herein by reference).*

10.15	Restricted Stock Award Agreement dated April 28, 2004 between Patterson-UTI Energy, Inc. and Jonathan D. Nelson (filed August 9, 2004 as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004 and incorporated herein by reference).*

10.16	Restricted Stock Award Agreement dated April 28, 2004 between Patterson-UTI Energy, Inc. and John E. Vollmer III (filed August 9, 2004 as Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004 and incorporated herein by reference).*

10.17	Patterson-UTI Energy, Inc. Change in Control Agreement, effective as of January 29, 2004, by and between Patterson-UTI Energy, Inc. and Mark S. Siegel (filed on February 4, 2004 as Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 and incorporated herein by reference).*

10.18	Patterson-UTI Energy, Inc. Change in Control Agreement, effective as of January 29, 2004, by and between Patterson-UTI Energy, Inc. and A. Glenn Patterson (filed on February 4, 2004 as Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 and incorporated herein by reference).*

10.19	Patterson-UTI Energy, Inc. Change in Control Agreement, effective as of January 29, 2004, by and between Patterson-UTI Energy, Inc. and Cloyce A. Talbott (filed on February 4, 2004 as Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 and incorporated herein by reference).*

10.20	Patterson-UTI Energy, Inc. Change in Control Agreement, effective as of January 29, 2004, by and between Patterson-UTI Energy, Inc. and Kenneth N. Berns (filed on February 4, 2004 as Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 and incorporated herein by reference).*

10.21	Patterson-UTI Energy, Inc. Change in Control Agreement, effective as of January 29, 2004, by and between Patterson-UTI Energy, Inc. and Jonathan D. Nelson (filed on February 4, 2004 as Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 and incorporated herein by reference).*

10.22	Patterson-UTI Energy, Inc. Change in Control Agreement, effective as of January 29, 2004, by and between Patterson-UTI Energy, Inc. and John E. Vollmer III (filed on February 4, 2004 as Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 and incorporated herein by reference).*

10.23	Form of Letter Agreement regarding termination, effective as of January 29, 2004, entered into by Patterson-UTI Energy, Inc. with each of Mark S. Siegel, Kenneth N. Berns and John E. Vollmer III.*

10.24	Form of Indemnification Agreement entered into by Patterson-UTI Energy, Inc. with each of Mark S. Siegel, Cloyce A. Talbott, A. Glenn Patterson, Kenneth N. Berns, Robert C. Gist, Curtis W. Huff, Terry H. Hunt, Kenneth R. Peak, Nadine C. Smith, Jonathan D. Nelson and John E. Vollmer III (filed April 28, 2004 as Exhibit 10.11 to the Company’s Annual Report on Form 10-K, as amended, for the year ended December 31, 2003 and incorporated herein by reference).*

10.25	Credit Agreement dated as of December 17, 2004 among Patterson-UTI Energy, Inc., as the Borrower, Bank of America, N.A., as administrative agent, L/ C Issuer and a Lender and the other lenders and agents party thereto (filed on December 23, 2004 as Exhibit 10.1 to the Company’s Current Report on Form 8-K and incorporated herein by reference).

10.26	Summary Description of 2003 Cash Bonus Plan.*

10.27	Summary Description of Director Compensation.*

14.1	Patterson-UTI Energy, Inc. Code of Business Conduct and Ethics for Senior Financial Executives (filed as Exhibit 14.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 and incorporated herein by reference).

21.1	Subsidiaries of the Registrant.
23.1	Consent of Independent Registered Public Accounting Firm.

23.2	Consent of Independent Petroleum Engineer — M. Brian Wallace, P.E.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management Contract or Compensatory Plan identified as required by Item 15(a)(3) of Form 10-K.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of
Patterson-UTI Energy, Inc.
      We have completed an integrated audit of Patterson-UTI Energy, Inc’s 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2004 and audits of its 2003 and 2002 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.
Consolidated financial statements and financial statement schedule
      In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Patterson-UTI Energy, Inc. and its subsidiaries at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule on page S-1 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
Internal control over financial reporting
      Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2004 based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control-Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.
      A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

PricewaterhouseCoopers LLP
Houston, Texas
February 24, 2005

PATTERSON-UTI ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,

	2004	2003

	(In thousands, except share
	data)
ASSETS
Current assets:
Cash and cash equivalents	$112,371	$100,483
Accounts receivable, net of allowance for doubtful accounts of $1,909 and $2,133 at December 31, 2004 and 2003, respectively	214,097	156,345
Federal and state income taxes receivable	—	12,667
Inventory	17,738	15,206
Deferred tax assets, net	15,991	16,449
Other	26,836	15,697

Total current assets	387,033	316,847
Property and equipment, at cost, net	828,875	693,631
Goodwill	101,326	51,179
Investment in equity securities	—	19,771
Other	5,677	2,686

Total assets	$1,322,911	$1,084,114

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable:
Trade	$54,553	$41,093
Accrued revenue distributions	11,297	8,545
Other	2,309	6,743
Accrued Federal and state income taxes payable	2,754	—
Accrued expenses	79,163	60,853

Total current liabilities	150,076	117,234
Deferred tax liabilities, net	162,040	143,309
Other	3,256	3,822

Total liabilities	315,372	264,365

Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock, par value $.01; authorized 1,000,000 shares, no shares issued	—	—
Common stock, par value $.01; authorized 300,000,000 shares at December 31, 2004 and 200,000,000 shares at December 31, 2003 with 171,625,841 (affected by a two- for-one stock split) and 82,483,148 issued and 168,512,745 (affected by a two-for-one stock split) and 80,976,600 outstanding at December 31, 2004 and 2003, respectively	1,716	825
Additional paid-in capital	597,280	506,018
Deferred compensation	(5,420)	—
Retained earnings	415,489	317,627
Accumulated other comprehensive income, net of tax	11,611	6,934
Treasury stock, at cost, 3,113,096 shares (affected by a two-for-one stock split) and 1,506,548 shares at December 31, 2004 and 2003, respectively	(13,137)	(11,655)

Total stockholders’ equity	1,007,539	819,749

Total liabilities and stockholders’ equity	$1,322,911	$1,084,114

The accompanying notes are an integral part of these consolidated financial statements.

PATTERSON-UTI ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,

	2004	2003	2002

	(In thousand, except per share data)
Operating revenues:
Contract drilling	$809,691	$639,694	$410,295
Pressure pumping	66,654	46,083	32,996
Drilling and completion fluids	90,557	69,230	69,943
Oil and natural gas	33,867	21,163	14,723

	1,000,769	776,170	527,957

Operating costs and expenses:
Contract drilling	556,869	475,224	318,201
Pressure pumping	37,561	26,184	19,802
Drilling and completion fluids	76,503	61,424	60,762
Oil and natural gas	7,978	4,808	3,956
Depreciation, depletion, amortization and impairment	119,395	97,998	91,216
General and administrative	32,007	27,709	26,140
Bad debt expense	897	259	320
Restructuring and other charges	—	(2,452)	4,700
Gain on sale of assets	(1,655)	(2,174)	(538)

	829,555	688,980	524,559

Operating income	171,214	87,190	3,398

Other income (expense):
Interest income	1,140	1,116	1,110
Interest expense	(695)	(292)	(532)
Other	235	1,870	225

	680	2,694	803

Income before income taxes and cumulative effect of change in accounting principle	171,894	89,884	4,201

Income tax expense (benefit):
Current	39,688	15,088	(21,878)
Deferred	23,473	17,908	23,705

	63,161	32,996	1,827

Income before cumulative effect of change in accounting principle	108,733	56,888	2,374
Cumulative effect of change in accounting principle, net of related income tax benefit of approximately $287	—	(469)	—

Net income	$108,733	$56,419	$2,374

Net income per common share:
Basic:
Income before cumulative effect of change in accounting principle	$0.65	$0.35	$0.02

Cumulative effect of change in accounting principle	$—	$—	$—

Net income	$0.65	$0.35	$0.02

Diluted:
Income before cumulative effect of change in accounting principle	$0.64	$0.35	$0.01

Cumulative effect of change in accounting principle	$—	$—	$—

Net income	$0.64	$0.34	$0.01

Weighted average number of common shares outstanding:
Basic	166,258	161,272	157,410

Diluted	169,211	164,572	162,504

The accompanying notes are an integral part of these consolidated financial statements.

PATTERSON-UTI ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Stock					Accumulated
						Other
	Number		Additional			Comprehensive
	of		Paid-In	Deferred	Retained	Income	Treasury
	Shares	Amount	Capital	Compensation	Earnings	(Loss)	Stock	Total

	(In thousands)
December 31, 2001	78,463	$784	$441,475	$—	$258,834	$(2,296)	$(11,655)	$687,142
Issuance of common stock	650	7	16,933	—	—	—	—	16,940
Exercise of stock options and warrants	2,464	25	15,714	—	—	—	—	15,739
Tax benefit related to exercise of stock options	—	—	15,079	—	—	—	—	15,079
Foreign currency translation, net of tax	—	—	—	—	—	457	—	457
Net income	—	—	—	—	2,374	—	—	2,374

December 31, 2002	81,577	816	489,201	—	261,208	(1,839)	(11,655)	737,731
Exercise of stock options and warrants	906	9	10,277	—	—	—	—	10,286
Tax benefit related to exercise of stock options	—	—	6,540	—	—	—	—	6,540
Foreign currency translation, net of tax	—	—	—	—	—	8,773	—	8,773
Net income	—	—	—	—	56,419	—	—	56,419

December 31, 2003	82,483	825	506,018	—	317,627	6,934	(11,655)	819,749
Issuance of common stock for acquisition	1,388	14	49,462	—	—	—	—	49,476
Issuance of restricted stock	189	2	6,640	(6,642)	—	—	—	—
Amortization of deferred compensation expense	—	—	—	1,222	—	—	—	1,222
Exercise of stock options and warrants	2,580	25	24,494	—	—	—	—	24,519
Tax benefit related to exercise of stock options	—	—	10,666	—	—	—	—	10,666
Foreign currency translation, net of tax	—	—	—	—	—	4,677	—	4,677
Purchase of treasury stock	—	—	—	—	—	—	(1,482)	(1,482)
Payment of cash dividend (See Note 11)	—	—	—	—	(10,021)	—	—	(10,021)
Effect of two-for-one stock split (See Note 11)	84,986	850	—	—	(850)	—	—	—
Net income	—	—	—	—	108,733	—	—	108,733

December 31, 2004	171,626	$1,716	$597,280	$(5,420)	$415,489	$11,611	$(13,137)	$1,007,539

The accompanying notes are an integral part of these consolidated financial statements.

PATTERSON-UTI ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN CASH FLOWS

	Years Ended December 31,

	2004	2003	2002

	(In thousands)
Cash flows from operating activities:
Net income	$108,733	$56,419	$2,374
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion, amortization and impairment	119,395	97,998	91,216
Provision for bad debts	897	259	320
Deferred income tax expense	23,473	17,908	23,705
Tax benefit related to exercise of stock options	10,666	6,540	15,079
Amortization of deferred compensation expense	1,222	—	—
Gain on sale of assets	(1,655)	(2,174)	(538)
Cumulative effect of change in accounting principle, net of tax	—	(469)	—
Changes in operating assets and liabilities, net of business acquired:
Accounts receivable	(50,682)	(55,791)	34,565
Federal income taxes receivable	15,470	10,919	(23,216)
Inventory and other current assets	(13,556)	(8,984)	(222)
Accounts payable	12,861	12,322	(11,079)
Accrued expenses	1,555	22,814	(771)
Other liabilities	(6,090)	5,015	362

Net cash provided by operating activities	222,289	162,776	131,795

Cash flows from investing activities:
Acquisitions, net of cash acquired	(32,514)	(40,832)	—
Purchases of property and equipment	(191,560)	(116,626)	(83,843)
Proceeds from sales of property and equipment	3,303	4,548	1,813
Purchase of investment equity securities	—	—	(17,659)
Change in other assets	(1,766)	(1,693)	735

Net cash used in investing activities	(222,537)	(154,603)	(98,954)

Cash flows from financing activities:
Purchase of treasury stock	(1,482)	—	—
Dividends paid	(10,021)	—	—
Line of credit issuance costs	(780)	—	—
Proceeds from exercise of stock options and warrants	24,519	10,286	15,739

Net cash provided by financing activities	12,236	10,286	15,739

Effect of foreign exchange rate changes on cash	(100)	(130)	(10)

Net increase in cash and cash equivalents	11,888	18,329	48,570
Cash and cash equivalents at beginning of year	100,483	82,154	33,584

Cash and cash equivalents at end of year	$112,371	$100,483	$82,154

Supplemental disclosure of cash flow information:
Net cash received (paid) during the year for:
Interest	$(245)	$(292)	$(532)
Income taxes	(12,500)	2,730	13,492
The accompanying notes are an integral part of these consolidated financial statements.

PATTERSON-UTI ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN CASH FLOWS — (Continued)
      Non-cash investing and financing activities:
      In February 2004, the Company completed its acquisition of TMBR/ Sharp Drilling, Inc. (“TMBR”) in which one of its wholly-owned subsidiaries acquired 100% of the remaining outstanding shares of TMBR for a net cash payment of $32.5 million ($40.4 million paid to TMBR shareholders less $7.9 million in cash acquired in the transaction) and the issuance of 2.78 million shares of the Company’s common stock valued at $17.82 per share (adjusted to reflect the two-for-one stock split on June 30, 2004). The assets of TMBR included 18 land-based drilling rigs and related equipment, shop facilities, equipment yards and their oil and natural gas properties. The transaction was accounted for as a business combination and the purchase price was allocated among the assets acquired and liabilities assumed based on their estimated fair market values (see Note 2).
The accompanying notes are an integral part of these consolidated financial statements.

PATTERSON-UTI ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Description of Business and Summary of Significant Accounting Policies

A description of the business and basis of presentation follows:
      Description of business — Patterson-UTI Energy, Inc., together with its wholly-owned subsidiaries, (collectively referred to herein as “Patterson-UTI” or the “Company”) is a leading provider of onshore contract drilling services to major and independent oil and natural gas operators in Texas, New Mexico, Oklahoma, Louisiana, Mississippi, Colorado, Utah, Wyoming and Western Canada. As of December 31, 2004, the Company owned 361 drilling rigs. The Company provides pressure pumping services to oil and natural gas operators primarily in the Appalachian Basin. The Company provides drilling fluids, completion fluids and related services to oil and natural gas operators in Texas, Southeastern New Mexico, Oklahoma, the Gulf Coast region of Louisiana and the Gulf of Mexico. The Company is also engaged in the development, exploration, acquisition and production of oil and natural gas. The Company’s oil and natural gas business operates primarily in producing regions of West Texas, South Texas, Southeastern New Mexico, Utah and Mississippi.
      Basis of presentation — As a result of the Company increasing its ownership of TMBR from 19.5% to 100% in 2004, the consolidated financial statements of Patterson-UTI Energy, Inc. and its wholly-owned subsidiaries have been restated to provide for the retroactive application of the equity method of accounting for the Company’s investment in TMBR (see Note 6).
      The U.S. dollar is the functional currency for all of the Company’s operations except for its Canadian operations, which use the Canadian dollar as their functional currency. The effects of exchange rate changes are reflected in accumulated other comprehensive income, which is a separate component of stockholders’ equity.
      On April 28, 2004, the Company’s Board of Directors authorized a two-for-one stock split in the form of a stock dividend which was distributed on June 30, 2004 to holders of record on June 14, 2004. At June 30, 2004, an adjustment was made to reclassify an amount from retained earnings to common stock to account for the par value of the common stock issued as a stock dividend. This adjustment had no overall effect on equity. The December 31, 2003 balance sheet was not restated as a result of this transaction; however, historical earnings per share amounts included in the Statements of Income and elsewhere in these financial statements have been restated as if the two-for-one stock split had occurred on January 1, 2002.

A summary of the significant accounting policies follows:
      Principles of consolidation — The consolidated financial statements include the accounts of Patterson-UTI and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. The Company has no controlling financial interests in any entity which would require consolidation.
      Management estimates — The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from such estimates.
      Revenue recognition — Revenues are recognized when services are performed, except for revenues earned under turnkey contract drilling arrangements which are recognized using the completed contract method of accounting, as described below. The Company follows the percentage-of-completion method of accounting for footage contract drilling arrangements. Under the percentage-of-completion method, management estimates are relied upon in the determination of the total estimated expenses to be incurred drilling the well. Due to the nature of turnkey contract drilling arrangements and risks therein, the Company follows the

PATTERSON-UTI ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
completed contract method of accounting for such arrangements. Under this method, all drilling revenues and expenses related to a well in progress are deferred and recognized in the period the well is completed. Provisions for losses on incomplete or in-process wells are made when estimated total expenses are expected to exceed estimated total revenues. The Company recognizes reimbursements received from third parties for out-of-pocket expenses incurred as revenues and accounts for out-of-pocket expenses as direct costs.
      Accounts receivable — Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts represents the Company’s estimate of the amount of probable credit losses existing in the Company’s accounts receivable. The Company determines the allowance based on historical write-off experience. The Company reviews the adequacy of its allowance for doubtful accounts monthly. Significant individual accounts receivable balances and balances which have been outstanding greater than 90 days are reviewed individually for collectibility. Account balances, when determined to be uncollectible, are charged against the allowance.
      Inventories — Inventories consist primarily of chemical products to be used in conjunction with the Company’s drilling and completion fluids activities. The inventories are stated at the lower of cost or market, determined by the first-in, first-out method.
      Property and equipment — Property and equipment is carried at cost less accumulated depreciation. Depreciation is provided on the straight-line method over the estimated useful lives. The method of depreciation does not change when equipment becomes idle. The estimated useful lives, in years, are defined below.

Useful Lives

Drilling rigs and related equipment	2-15
Office furniture	3-10
Buildings	5-20
Automotive equipment	2-7
Other	3-7
      Oil and natural gas properties — Oil and natural gas properties are accounted for using the successful efforts method of accounting. Under the successful efforts method of accounting, exploration costs which result in the discovery of oil and natural gas reserves and all development costs are capitalized to the appropriate well. Exploration costs which do not result in discovering oil and natural gas reserves are charged to expense when such determinations are made. Costs of exploratory wells are initially capitalized to wells in progress until the outcome of the drilling is known. The Company reviews wells in progress quarterly to determine the related reserve classification. If the reserve classification is uncertain after one year following the completion of drilling, the Company considers the costs of the well to be impaired and recognizes the costs as expense. Geological and geophysical costs, including seismic costs, and costs to carry and retain undeveloped properties are charged to expense when incurred. The capitalized costs of both developmental and successful exploratory type wells, consisting of lease and well equipment, lease acquisition costs and intangible development costs, are depreciated, depleted and amortized on the units-of-production method, based on engineering estimates of proved oil and natural gas reserves of each respective field. The Company reviews its proved oil and natural gas properties for impairment when an event occurs such as downward revisions in reserve estimates or decreases in oil and natural gas prices. Proved properties are grouped by field and undiscounted cash flow estimates are provided by an independent petroleum engineer. If the net book value of a field exceeds its undiscounted cash flow estimate, impairment expense is measured and recognized as the difference between its net book value and discounted cash flow. Unproved oil and natural gas properties are reviewed quarterly to determine impairment. The Company’s intent to drill, lease expiration and abandonment of area are considered. Assessment of impairment is made on a lease-by-lease basis. If an unproved property is determined to be impaired, costs related to that property are expensed.

PATTERSON-UTI ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Goodwill — Goodwill is considered to have an indefinite useful economic life and is not amortized. As such, the Company assess impairment of its goodwill annually or on an interim basis if events or circumstances indicate that the fair value of the asset has decreased below its carrying value. With respect to the Company’s drilling and completion fluids business, the determination that no impairment existed as of December 31, 2004, was based on the segment’s improved operating results in 2004 and on the Company’s expectations that these improved results will continue. If the improved results do not continue, all or part of the goodwill of approximately $10 million associated with that business segment may be determined to be impaired.
      The following table summarizes depreciation, depletion, amortization and impairment expense for 2004, 2003 and 2002 (in millions):

	2004	2003	2002

Depreciation expense	$106.0	$90.9	$85.8
Depletion expense	10.1	5.6	4.4
Amortization expense	0.1	0.1	0.3
Impairment of oil and natural gas properties	3.2	1.4	0.7

Total	$119.4	$98.0	$91.2

      Maintenance and repairs — Maintenance and repairs are charged to expense when incurred. Renewals and betterments which extend the life or improve existing property and equipment are capitalized.
      Retirements — Upon disposition or retirement of property and equipment, the cost and related accumulated depreciation are removed and any resulting gain or loss is credited or charged to operations.
      Investments in equity securities — Investments in equity securities are accounted for under the equity method of accounting.
      Earnings per share — The Company provides a dual presentation of its earnings per share; Basic Earnings per Share (“Basic EPS”) and Diluted Earnings per Share (“Diluted EPS”). Basic EPS is computed using the weighted average number of shares outstanding during the year. Diluted EPS includes common stock equivalents which are dilutive to earnings per share. For the years ended December 31, 2004, 2003 and 2002, dilutive securities, consisting of certain stock options and warrants, (See Note 12) included in the calculation of Diluted EPS were 3.0 million shares, 3.3 million shares and 5.1 million shares, respectively. At December 31, 2004, 2003 and 2002, there were potentially dilutive securities of 640,000, 1.9 million and 657,000, respectively, excluded from the calculation of Diluted EPS as their exercise prices were greater than the average market price for the respective year.
      Income taxes — The asset and liability method is used in accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for operating loss and tax credit carryforwards and for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that includes the enactment date. If applicable, a valuation allowance is recorded to reduce the carrying amounts of deferred tax assets unless it is more likely than not that such assets will be realized.

PATTERSON-UTI ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Stock based compensation — At December 31, 2004, the Company had seven stock-based employee compensation plans, of which three were active. The Company accounts for those plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” (“APB 25”) and related interpretations. During the second quarter of 2004, the Company granted restricted shares of the Company’s common stock (the “Restricted Shares”) to certain key employees under the Patterson-UTI Energy, Inc. 1997 Long-Term Incentive Plan, as amended. As required by APB 25, the Restricted Shares were valued based upon the market price of the Company’s common stock on the date of the grant. The resulting value is being amortized over the vesting period of the stock. Compensation expense of $773,000, net of tax, was included in net income for the twelve months ended December 31, 2004. Other than the Restricted Shares discussed above, no additional stock-based employee compensation cost is reflected in net income, as all options granted under the plans discussed above had an exercise price equal to or in excess of the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and net income per share if the Company had applied the fair value recognition provisions of Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” (“SFAS 123”) to stock-based employee compensation (in thousands, except per share amounts):

	Years Ended December 31,

	2004	2003	2002

Net income, as reported	$108,733	$56,419	$2,374
Add: Stock-based employee compensation expense recorded, net of tax	773	—	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects(1)	(11,531)	(10,506)	(5,296)

Pro forma net income (loss)	$97,975	$45,913	$(2,922)

Earnings (loss) per share:
Basic, as reported	$0.65	$0.35	$0.02

Basic, pro forma	$0.59	$0.28	$(0.02)

Diluted, as reported	$0.64	$0.34	$0.01

Diluted, pro forma	$0.59	$0.28	$(0.02)

Weighted-average fair value per share of options granted(1)	$6.25	$5.59	$7.60

(1)	See Note 12 for additional information regarding the computations presented here.
      Statement of cash flows — For purposes of reporting cash flows, cash and cash equivalents include cash on deposit, money market funds and investment grade municipal and commercial bonds with original maturities of 90 days or less.
      Recently Issued Accounting Standards — The FASB issued Statement of Financial Accounting Standard No. 123 (revised 2004), Share-Based Payment (“SFAS 123(R)”) in December 2004; it replaces SFAS 123, and supersedes APB 25. This statement is effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. The Company will adopt SFAS 123(R) no later than its fiscal quarter beginning July 1, 2005.
      The Company currently uses the intrinsic value method to value stock options, and accordingly, no compensation expense has been recognized for stock options since the Company grants stock options with exercise prices equal to the Company’s common stock market price on the date of the grant. SFAS 123(R)

PATTERSON-UTI ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
requires the expensing of all stock-based compensation, including stock options and restricted shares, using the fair value method. The Company will expense stock options using the Modified Prospective Transition method as described in SFAS 123(R). This method requires expense to be recognized for new grants or modifications to existing grants issued in the period of adoption, plus the current period expense for non-vested awards issued prior to the adoption of SFAS 123(R). Compensation cost for the unvested stock-based awards will be recognized over the remaining vesting period. No expense will be recognized for stock options vested in periods prior to the adoption of SFAS 123(R).
      The Company is evaluating the impact of its adoption of SFAS 123(R) on its results of operations and financial position. Adoption is not expected to have a material effect on the Company’s financial position or results of operations.
      The FASB issued Statement of Financial Accounting Standard No. 151, Inventory Costs — an amendment of ARB No. 43, Chapter 4 (“SFAS 151”). SFAS 151 is effective, and will be adopted, for inventory costs incurred during fiscal years beginning after June 15, 2005 and is to be applied prospectively. SFAS 151 amends the guidance in ARB No. 43, Chapter 4, Inventory Pricing, to require current period recognition of abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage). Adoption is not expected to have a material effect on the Company’s financial position or results of operations.
      The FASB issued Statement of Financial Accounting Standard No. 153, Exchanges of Nonmonetary Assets — an amendment of APB Opinion No. 29 (“SFAS 153”). SFAS 153 is effective, and will be adopted, for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005 and is to be applied prospectively. SFAS 153 eliminates the exception for fair value treatment of nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. Adoption is not expected to have a material effect on the Company’s financial position or results of operations.
      Reclassifications — Certain reclassifications have been made to the 2003 and 2002 consolidated financial statements in order for them to conform with the 2004 presentation.

2.	Acquisitions
      Key Energy Services, Inc. — In December 2004, the Company entered into an agreement to acquire the U.S. land-based drilling assets of Key Energy Services, Inc. for approximately $62 million. The assets include 25 active and 10 stacked drilling rigs, related drilling equipment, four yard facilities and a rig moving fleet consisting of approximately 45 trucks and 100 trailers. This transaction was completed in January 2005 using approximately $62 million of cash.

2004 Acquisition
      TMBR/ Sharp Drilling, Inc. — On February 11, 2004, the Company completed its acquisition of TMBR, a Texas corporation, in which one of its wholly-owned subsidiaries acquired 100% of the remaining outstanding shares of TMBR. Operations of TMBR subsequent to February 11, 2004, are included in the Company’s consolidated financial statements. The transaction was accounted for as a business combination and the purchase price was allocated among the assets acquired and liabilities assumed based on their estimated fair market values. The assets of TMBR included 18 land-based drilling rigs and related equipment, shop facilities, equipment yards and their oil and natural gas properties.

PATTERSON-UTI ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The purchase price was calculated as follows (in thousands, except per share data and exchange ratio):

Cash of $9.09 per share for the 4,447 TMBR shares outstanding at February 11, 2004, excluding the 1,059 TMBR shares owned by Patterson-UTI	$40,423
Patterson-UTI shares issued at $17.82 per share (4,447 TMBR shares X .624332 exchange ratio X $17.82)	49,476
1,059 TMBR shares previously acquired by the Company	19,771
Acquisition costs	12,638
Less: Cash acquired	(7,909)

Total purchase price	$114,399

      The purchase price was allocated among assets acquired and liabilities assumed based on their estimated fair market values as follows (in thousands):

Current assets	$7,181
Fixed assets	60,784
Other long term assets	172
Deferred tax assets	13,080
Goodwill	50,147
Current liabilities	(7,080)
Other long term liabilities	(1,090)
Deferred tax liability	(8,795)

Total purchase allocation	$114,399

      The Company acquired TMBR to increase its productive asset base in the Permian Basin, which is one of the most active land drilling regions in the U.S. TMBR was well established in the contract drilling industry and maintained favorable customer relationships. Goodwill was recognized in the transaction as a result of these factors.
      The following represents pro-forma unaudited financial information as if the acquisition had been completed on January 1, 2003 (in thousands, except per share amounts):

	2004	2003

Revenue	$1,005,357	$818,774
Income before cumulative effect of change in accounting principle	108,434	58,598
Net income	108,434	58,193
Earnings per share:
Basic	$0.65	$0.36

Diluted	$0.64	$0.35

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

PATTERSON-UTI ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Mesa Drilling, Inc. — On February 7, 2003, the Company acquired three land-based drilling rigs, a yard and other related equipment from Mesa Drilling, Inc. and related entities for $10.5 million in cash. The transaction was accounted for as an acquisition of assets and the purchase price was allocated among the assets acquired based on their estimated fair market values.
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
      Fort Drilling LLC — On November 17, 2003, the Company acquired three land-based drilling rigs, a shop facility and related equipment from Fort Drilling LLC for $7.2 million in cash. The transaction was accounted for as an acquisition of assets and the purchase price was allocated among the assets acquired based on their estimated fair market values.
      Other — In addition to the above mentioned acquisitions, the Company spent approximately $3.1 million on other acquisitions of assets and costs associated with the acquisitions completed during 2003.

2002 Acquisition
      Odin Drilling, Inc. — On March 21, 2002, the Company acquired five SCR electric land-based drilling rigs through the acquisition of Odin Drilling, Inc., for a purchase price of $16.9 million. The purchase price consisted of 1.3 million shares of common stock valued at $13.03 per share (adjusted to reflect the two-for-one stock split on June 30, 2004). A deferred tax liability of $4.1 million was recorded as a result of the transaction. The transaction was accounted for as an acquisition of assets and the purchase price was allocated among the assets acquired based on their estimated fair market values.

3.	Comprehensive Income
      The following table illustrates the Company’s comprehensive income including the effects of foreign currency translation adjustments for the years ended December 31, 2004, 2003 and 2002 (in thousands):

	2004	2003	2002

Net income	$108,733	$56,419	$2,374
Other comprehensive income:
Foreign currency translation adjustment related to Canadian operations, net of tax	4,677	8,773	457

Comprehensive income	$113,410	$65,192	$2,831

PATTERSON-UTI ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	Property and Equipment
      Property and equipment consisted of the following at December 31, 2004 and 2003 (in thousands):

	2004	2003

Drilling rigs and related equipment	$1,217,497	$1,022,795
Other equipment	83,683	65,659
Oil and natural gas properties	82,711	57,625
Buildings	13,008	11,773
Land	3,949	3,684

	1,400,848	1,161,536
Less accumulated depreciation and depletion	(571,973)	(467,905)

	$828,875	$693,631

5.	Goodwill
      Goodwill is evaluated to determine if the fair value of the asset has decreased below its carrying value. At December 31, 2004 the Company performed its annual goodwill evaluation and determined no adjustment to impair goodwill was necessary. With respect to the Company’s drilling and completion fluids business, the determination that no impairment existed as of December 31, 2004 was based on the segment’s improved operating results in 2004 and on the Company’s expectations that these improved results will continue. If the improved results do not continue, all or part of the goodwill of approximately $10 million associated with that business segment may be determined to be impaired. Goodwill as of December 31, 2004 and 2003 are as follows (in thousands):

	2004	2003

Drilling:
Goodwill at beginning of period	$41,215	$41,215
Goodwill in TMBR	50,147	—

Goodwill at end of period	91,362	41,215

Drilling and completion fluids:
Goodwill at beginning of period	9,964	9,964
Changes to goodwill	—	—

Goodwill at end of period	9,964	9,964

Total goodwill	$101,326	$51,179

6.	Investment in Equity Securities
      As a result of the Company increasing its ownership of TMBR from 19.5% to 100% in 2004, the consolidated financial statements of Patterson-UTI Energy, Inc. and its wholly-owned subsidiaries have been restated to provide for the retroactive application of the equity method of accounting for the Company’s investment in TMBR.

PATTERSON-UTI ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table presents the restated balances as of December 31, 2003, and for the twelve months ended December 31, 2003 and 2002 using the equity method of accounting for its investment in TMBR (in thousands, except share amounts):

	Previously
	Reported	Restated

Balance Sheet as of December 31, 2003:
Investment in equity securities	$20,274	$19,771
Accumulated other comprehensive income, net of tax	8,554	6,934
Deferred tax liability	143,490	143,309
Retained earnings	316,329	317,627

	Twelve Months Ended		Twelve Months Ended
	December 31, 2003		December 31, 2002

	Previously		Previously
	Reported	Restated	Reported	Restated

Comprehensive Income
Comprehensive income, net of tax	$65,689	$65,192	$2,656	$2,831
Income Statement
Other income	143	1,870	(137)	225
Deferred income tax expense	17,274	17,908	23,548	23,705
Net income	55,326	56,419	2,169	2,374
Net income per common share:
Basic	$0.34	$0.35	$0.01	$0.02

Diluted	$0.34	$0.34	$0.01	$0.01

7.	Accrued Expenses
      Accrued expenses consisted of the following at December 31, 2004 and 2003 (in thousands):

	2004	2003

Salaries, wages, payroll taxes and benefits	$21,245	$15,772
Workers’ compensation liability	38,677	31,646
Sales, use and other taxes	5,863	5,809
Insurance, other than workers’ compensation	7,061	1,848
Other	6,317	5,778

	$79,163	$60,853

PATTERSON-UTI ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	Asset Retirement Obligation
      Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations,” (“SFAS 143”), requires that the Company record a liability for the estimated costs to be incurred in connection with the abandonment of oil and natural gas properties in the future. The Company recorded a liability of approximately $1.1 million in the first quarter of 2003 upon initial adoption of SFAS 143. The following table describes the changes to the Company’s asset retirement obligations during 2004 and 2003 (in thousands):

	2004	2003

Balance at beginning of year	$1,163	$1,056
Liabilities incurred*	1,277	173
Liabilities settled	(153)	(100)
Accretion expense	71	34

Asset retirement obligation at end of year	$2,358	$1,163

*	The 2004 amount includes $1,091 of liabilities assumed in the acquisition of TMBR.
      Had SFAS 143 been in effect as of January 1, 2001, the impact on the Company’s results of operations would have been immaterial for the year ended December 31, 2002, and the asset retirement obligation would have been $1.1 million and $1.0 million as of December 31, 2002 and 2001, respectively. In addition, the cumulative effect of this change in accounting principle of approximately $469,000, net of tax, was recorded in the first quarter of 2003.

9.	Notes Payable
      The Company replaced its prior credit facility in December 2004 with a five-year, $200 million unsecured revolving line of credit (“LOC”). Interest is to be paid on outstanding LOC balances at a floating rate ranging from LIBOR plus 0.625% to 1.0% or the prime rate. This arrangement includes various fees, including a commitment fee on the average daily unused amount (0.15% at December 31, 2004). There are customary restrictions and covenants associated with the LOC. Financial covenants provide for a maximum debt to capitalization ratio and a minimum interest coverage ratio. The Company does not expect that the restrictions and covenants will restrict its ability to operate or react to opportunities that might arise. Availability under the LOC is reduced by outstanding letters of credit which totaled $49 million at December 31, 2004. There were no outstanding borrowings under the LOC at December 31, 2004. Costs of approximately $445,000 were expensed in 2004 to terminate the previous $100 million credit facility.

10.	Commitments, Contingencies and Other Matters
      The Company maintains letters of credit in the aggregate amount of $49.0 million for the benefit of various insurance companies as collateral for retrospective premiums and retained losses which may become payable under the terms of the underlying insurance contracts. These letters of credit expire variously during each calendar year. No amounts have been drawn under the letters of credit.
      Contingencies — The Company’s contract services and oil and natural gas exploration and production operations are subject to inherent risks, including blowouts, cratering, fire and explosions which could result in personal injury or death, suspended drilling operations, damage to, or destruction of equipment, damage to producing formations and pollution or other environmental hazards.
      As a protection against these hazards, the Company maintains general liability insurance coverage of $2.0 million per occurrence with $4.0 million of aggregate coverage and excess liability and umbrella

PATTERSON-UTI ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
coverages up to $50.0 million per occurrence and in the aggregate. The Company maintains a $1.0 million per occurrence deductible on its workers’ compensation insurance and its general liability insurance coverages. These levels of self-insurance expose the Company to increased operating costs and risks.
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
      On June 7, 2004, the Company’s Board of Directors authorized a stock buyback program for the purchase of up to $30 million of outstanding shares of the Company’s common stock. During the second quarter of 2004, the Company purchased 100,000 shares of its common stock in the open market for approximately $1.5 million (adjusted to reflect the two-for-one stock split on June 30, 2004). These shares are included in treasury stock at December 31, 2004.

PATTERSON-UTI ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      During the second quarter of 2004, the Company granted Restricted Shares to certain key employees under the Patterson-UTI Energy, Inc. 1997 Long-Term Incentive Plan, as amended. As required by APB 25, the Restricted Shares were valued based upon the market price of the Company’s common stock on the date of the grant. The resulting value is being amortized over the vesting period of the stock. Compensation expense of approximately $773,000, net of tax, was included in net income for the year ended December 31, 2004.
      On April 28, 2004, the Company’s Board of Directors authorized a two-for-one stock split in the form of a stock dividend which was distributed on June 30, 2004 to holders of record on June 14, 2004. In connection with the two-for-one stock split, an adjustment was made to reclassify an amount from retained earnings to common stock to account for the par value of the common stock issued as a stock dividend. This adjustment had no overall effect on equity. The prior year balance sheet was not restated as a result of this transaction; however, historical earnings per share amounts included in the Consolidated Statements of Income and elsewhere in this Report have been restated as if the two-for-one stock split had occurred on January 1, 2002.
      On April 28, 2004, the Company’s Board of Directors approved the initiation of a quarterly cash dividend of $0.02 on each share of its common stock which was paid on June 2, 2004. Quarterly dividends in the amount of $0.02 per share were also paid on September 1, 2004 and December 1, 2004. Total dividends paid in 2004 were approximately $10 million. In February 2005, the Company’s Board of Directors approved an increase in the quarterly cash dividend on the Company’s common stock to $0.04 per share from $0.02 per share. The next quarterly cash dividend is to be paid to holders of record on February 28, 2005 and paid on March 4, 2005. The amount and timing of all future dividend payments is subject to the discretion of the Board of Directors and will depend upon business conditions, results of operations, financial condition, terms of the Company’s credit facilities and other factors.
      In February 2004, the Company completed its acquisition of TMBR in which one of its wholly-owned subsidiaries acquired 100% of the remaining outstanding shares of TMBR for a net cash payment of $32.5 million ($40.4 million paid to TMBR shareholders less $7.9 million in cash acquired in the transaction) and the issuance of 2.78 million shares of the Company’s common stock valued at $17.82 per share (adjusted to reflect the two-for-one stock split on June 30, 2004). The assets of TMBR included 18 land-based drilling rigs and related equipment, shop facilities, equipment yards and their oil and natural gas properties. The transaction was accounted for as a business combination and the purchase price was allocated among the assets acquired and liabilities assumed based on their estimated fair market values (see Note 2).
      During March 2002, the Company issued 1.3 million shares (adjusted to reflect the two-for-one stock split on June 30, 2004) of its common stock as consideration for the acquisition of Odin Drilling, Inc. (see Note 2). The common stock was valued at $13.03 per share, its fair market value on the date the terms of the transaction were agreed upon.

PATTERSON-UTI ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.	Stock Options and Warrants
      Employee and Non-Employee Director Stock Option Plans — The Company has seven stock option plans of which three have shares available for grant. The remaining four plans are dormant and the Company does not intend to grant any further options under such plans. At December 31, 2004, the Company’s stock option plans were as follows:

	Options		Options
	Authorized	Options	Available
Plan Name	for Grant	Outstanding	for Grant

Patterson-UTI Energy, Inc. Amended and Restated 1997 Long-Term Incentive Plan, as amended (“1997 Plan”)(1)	16,500,000	7,711,776	2,997,992
Amended and Restated Patterson-UTI Energy, Inc. 2001 Long-Term Incentive Plan (“2001 Plan”)(2)	2,000,000	1,346,322	78,161
Amended and Restated Non-Employee Director Stock Option Plan of Patterson-UTI Energy, Inc. (“Non-Employee Director Plan”)	1,200,000	370,000	485,000
Patterson-UTI Energy, Inc. Non-Employee Directors’ Stock Option Plan, as amended (“1995 Non-Employee Director Plan”)	240,000	24,000	—
1997 Stock Option Plan of DSI Industries, Inc. (“DSI Plan”)	—	2,144	—
Amended and Restated Patterson-UTI Energy, Inc. 1996 Employee Stock Option Plan (“1996 Plan”)	—	176,600	—
Patterson-UTI Energy, Inc., 1993 Incentive Stock Plan, as amended (“1993 Plan”)	5,600,000	351,200	—

(1)	Plan is for the benefit of employees of the Company, including officers and directors of the Company.

(2)	Plan is for the benefit of employees of the Company, other than officers and directors of the Company.
      The Company’s active plans are the 1997 Plan, the 2001 Plan and the Non-Employee Director Plan. A summary of each of these plans is set forth below.

1997 Plan

•	Administered by the Compensation Committee of the Board of Directors.

•	All employees including officers and employee directors are eligible for awards.

•	Vesting schedule is set by the Compensation Committee, however, typically options vest over 3 or 5 years.

•	The Compensation Committee sets the term of the option except that no Incentive Stock Option (“ISO”) can have a term of longer than 10 years. Typically options granted under the plan have a term of 10 years.

•	The options granted under the plan, unless otherwise stated in the grant thereof, vest upon a change of control as defined in the plan. Options granted to non-executive employees typically do not vest upon a change of control.

•	All options granted under the plan are granted with an exercise price equal to or greater than the fair market value of the Company’s common stock at the time the option is granted.

PATTERSON-UTI ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•	The plan allows for awards of tandem and independent stock appreciation rights, restricted stock and performance awards.

2001 Plan
      The terms and conditions of the 2001 Plan are identical to the 1997 Plan except as follows:

•	Officers and directors of the Company are not eligible for grants of options under the 2001 Plan.

•	No ISO’s may be awarded under the 2001 Plan.

•	Unless the grant states otherwise, options granted under the 2001 Plan do not vest upon a change of control of the Company.

Non-Employee Director Plan

•	Administered by the Compensation Committee of the Board of Directors.

•	All options vest upon the first anniversary of the option grant.

•	Each director receives options to purchase 40,000 shares upon becoming a director of the Company and options to purchase 20,000 shares on December 31st of each subsequent year in which the director serves as a director of the Company.

•	The exercise price of the options is the fair market value of the Company’s common stock on the date of grant.
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
      Additional Options — In July 2001, the Compensation Committee granted to each of two non-employee directors of the Company an option to purchase 24,000 shares of the Company’s common stock. These options vested on November 6, 2001 and terminate on November 5, 2005. The exercise price of each of the options was $14.3125, which was in excess of the fair market value of the Company’s common stock on the date of grant.

PATTERSON-UTI ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      A summary of the status of the Company’s stock options issued as of December 31, 2004, 2003 and 2002 and the changes during each of the years then ended are presented below (in thousands, except weighted average exercise price):

	2004		2003		2002

	No. of	Weighted	No. of	Weighted	No. of	Weighted
	Shares of	Average	Shares of	Average	Shares of	Average
	Underlying	Exercise	Underlying	Exercise	Underlying	Exercise
	Options	Price	Options	Price	Options	Price

Outstanding at beginning of year	12,276	$10.31	12,277	$8.81	13,192	$5.20
Granted	640	19.19	1,830	16.24	4,297	13.39
Exercised	(2,852)	5.55	(1,736)	5.92	(4,914)	3.21
Surrendered/ Expired	(58)	8.76	(95)	9.99	(298)	7.66

Outstanding at end of year	10,006	$12.24	12,276	$10.31	12,277	$8.81

Exercisable at end of year	6,377	$11.68	5,972	$8.15	4,790	$5.44

      The following table summarizes information about stock options outstanding at December 31, 2004:

	Options Outstanding			Options Exercisable

		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
	Number	Contracted	Exercise	Number	Exercise
Range of Exercise Prices	Outstanding	Life	Price	Exercisable	Prices

$1.5625 to $ 2.50	416,668	4.23	$2.31	416,668	$2.31
$ 2.51 to $ 5.00	98,000	3.16	$4.94	98,000	$4.94
$ 5.01 to $ 7.50	156,344	2.70	$7.32	156,344	$7.32
$ 7.51 to $10.00	2,576,227	6.45	$8.02	1,365,617	$8.08
$ 10.01 to $12.50	95,000	2.88	$11.44	95,000	$11.44
$ 12.51 to $15.00	4,103,803	7.50	$13.35	3,085,833	$13.28
$ 15.01 to $19.45	2,560,000	7.98	$16.95	1,159,998	$16.19

	10,006,042	7.06	$12.24	6,377,460	$11.68

      Pro Forma Stock-Based Compensation Disclosure — Pro forma information in accordance with SFAS 123 regarding net income and earnings per share, as described in Note 1, has been determined as if the Company had accounted for its employee stock options under the fair value method as defined in that statement. The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option valuation model with the following weighted-average assumptions for grants in 1996 through 2004 respectively; dividend yield of 0.06% for all 2004 grants and 0.00% for all other grants; risk-free interest rates are different for each grant and range from 2.18% to 7.02%; the expected term ranges from 3 to 6 years; and a volatility of 38.68% for all 1996 grants, 35.97% for all 1997 grants, 51.08% for all 1998 grants, 61.97% for all 1999 grants, 67.71% for all 2000 grants, 68.33% for all 2001 grants, 63.02% for all 2002 grants, 44.04% for all 2003 grants and 36.84% for all 2004 grants. The effects of applying SFAS 123 in this pro forma disclosure are not indicative of future amounts. SFAS 123 does not apply to awards prior to 1996.
      Stock Purchase Warrants — In December 2001, the Company issued 650,000 warrants exercisable at $13.375 per share as partial consideration for the purchase of 17 drilling rigs and related equipment from Cleere Drilling Company. The warrants were fully exercisable at the date of issuance. All of the warrants were exercised in December 2004.

PATTERSON-UTI ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      In June 2000, the Company issued 254,000 warrants exercisable at $11 per share as partial consideration for the purchase of eight drilling rigs and related equipment from High Valley Drilling, Inc. The warrants were fully exercisable at the date of issuance. All of the warrants were exercised in 2003 and 2002.
      Tabular Summary — The following table summarizes information regarding the Company’s stock options and warrants granted under the provisions of the aforementioned plans as well as stock options and warrants issued pursuant to transactions described above (in thousands, except weighted average exercise prices):

		Weighted
		Average
	Shares	Exercise Price

Granted
2004	640	$19.19
2003	1,830	16.24
2002	4,297	13.39
Exercised
2004	3,502	$7.00
2003	1,941	6.46
2002	4,963	3.28
Surrendered
2004	58	$8.76
2003	95	9.99
2002	298	7.66
Outstanding at Year End
2004	10,006	$12.24
2003	12,926	10.47
2002	13,132	9.07
Exercisable at Year End
2004	6,377	$11.68
2003	6,622	8.66
2002	5,645	6.56

13.	Leases
      The Company incurred rent expense, consisting primarily of daily rental charges for the use of drilling equipment, of $9.1 million, $8.6 million and $5.7 million, for the years 2004, 2003 and 2002, respectively. The Company’s obligations under non-cancelable operating lease agreements are not material to the Company’s operations.

PATTERSON-UTI ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14.	Income Taxes
      Components of the income tax provision applicable for Federal, state and foreign income taxes are as follows (in thousands):

	2004	2003	2002

Federal income tax expense (benefit):
Current	$32,438	$13,856	$(18,064)
Deferred	20,375	15,143	21,844

	52,813	28,999	3,780
State income tax expense (benefit):
Current	2,015	1,214	(1,811)
Deferred	2,170	76	1,117

	4,185	1,290	(694)
Foreign income tax expense (benefit):
Current	5,235	18	(2,003)
Deferred	928	2,689	744

	6,163	2,707	(1,259)
Total:
Current	39,688	15,088	(21,878)
Deferred	23,473	17,908	23,705

Total income tax expense	$63,161	$32,996	$1,827

      The difference between the statutory Federal income tax rate and the effective income tax rate is summarized as follows:

	2004	2003	2002

Statutory tax rate	35.0%	35.0%	35.0%
State income taxes	1.6	1.5	2.8
Permanent differences	0.4	0.8	5.7
Other, net	(0.3)	(0.6)	—

Effective tax rate	36.7%	36.7%	43.5%

      In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. The Company expects the deferred tax assets at December 31, 2004 to be realized as a result of the reversal during the carryforward period of existing taxable temporary differences giving rise to deferred tax liabilities and the generation of taxable income in the carryforward period; therefore, no valuation allowance is necessary.

PATTERSON-UTI ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The tax effect of significant temporary differences representing deferred tax assets and liabilities and changes therein were as follows (in thousands):

	December 31,	Net	December 31,	Net	December 31,	Net	January 1,
	2004	Change	2003	Change	2002	Change	2002

Deferred tax assets:
Current:
Federal net operating loss carryforwards	$1,870	$1,870	$—	$—	$—	$—	$—
Workers’ compensation allowance	14,877	1,545	13,332	6,159	7,173	2,663	4,510
AMT credit	—	(602)	602	—	602	—	602
Other	6,978	1,238	5,740	(1,775)	7,515	3,880	3,635

	23,725	4,051	19,674	4,384	15,290	6,543	8,747

Non-current:
Federal net operating loss carryforwards	4,115	4,115	—	—	—	—	—
AMT credit	118	118	—	—	—	—	—
Federal benefit of foreign deferred tax liabilities	6,708	933	5,775	2,019	3,756	744	3,012
Federal benefit of state deferred tax liabilities	4,160	639	3,521	1,470	2,051	556	1,495
Other	763	763	—	—	—	—	—

	15,864	6,568	9,296	3,489	5,807	1,300	4,507

Total deferred tax assets	39,589	10,619	28,970	7,873	21,097	7,843	13,254

Deferred tax liabilities:
Current:
Other	(7,734)	(4,509)	(3,225)	(3,225)	—	—	—
Non-current:
Property and equipment basis difference	(177,637)	(27,182)	(150,455)	(18,077)	(132,378)	(35,607)	(96,771)
Other	(267)	1,883	(2,150)	(1,575)	(575)	20	(595)

	(177,904)	(25,299)	(152,605)	(19,652)	(132,953)	(35,587)	(97,366)

Total deferred tax liabilities	(185,638)	(29,808)	(155,830)	(22,877)	(132,953)	(35,587)	(97,366)

Net deferred tax liability	$(146,049)	$(19,189)	$(126,860)	$(15,004)	$(111,856)	$(27,744)	$(84,112)

      Other deferred tax assets consist primarily of various allowance accounts and tax deferred expenses expected to generate future tax benefit of approximately $7 million. Other deferred tax liabilities consist primarily of receivables from insurance companies not yet recognized for tax purposes.
      For tax purposes, the Company has available at December 31, 2004, Federal net operating loss carryforwards of approximately $16 million and $118,000 of alternative minimum tax credit carryforwards. These carryforwards are attributable to the acquisition of TMBR in February 2004.

PATTERSON-UTI ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The net operating loss carryforwards, if unused, are scheduled to expire as follows: 2005 — $5 million, 2006 — $1 million, 2011 — $2 million, 2018 — $4 million and 2019 — $4 million. The alternative minimum tax credit may be carried forward indefinitely.

15.	Employee Benefits
      The Company maintains a 401(k) plan for all eligible employees. The Company’s operating results include expenses of approximately $2.2 million in 2004, $1.5 million in 2003 and $2.1 million in 2002 for the Company’s discretionary contributions to the plan.

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
      Contract Drilling — The Company markets its contract drilling services to major and independent oil and natural gas operators. As of December 31, 2004, the Company owned 361 drilling rigs, of which 149 of the drilling rigs were based in the Permian Basin region, 55 in South Texas, 42 in the Ark-La-Tex region and Mississippi, 77 in the Mid-Continent region, 21 in the Rocky Mountain region and 17 in Western Canada. The Company operated 259 of its drilling rigs in 2004.
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
      Drilling and Completion Fluids — The Company provides drilling fluids, completion fluids and related services to oil and natural gas operators in Texas, Southeastern New Mexico, Oklahoma, the Gulf Coast region of Louisiana and the Gulf of Mexico. Drilling and completion fluids are used by oil and natural gas operators during the drilling process to control pressure when drilling oil and natural gas wells. The drilling fluids operations were added by the Company during 1998 with its acquisition of two companies with operations in Texas, Southeastern New Mexico, Oklahoma and Colorado. The Company’s services were expanded to include completion fluids in October 2000 with the acquisition of the drilling and completion fluids division of Ambar, Inc., which had operations in the coastal areas of Texas, Louisiana and in the Gulf of Mexico.
      Oil and Natural Gas — The Company is engaged in the development, exploration, acquisition and production of oil and natural gas.

PATTERSON-UTI ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following tables summarize selected financial information relating to the Company’s business segments (in thousands):

	Years Ended December 31,

	2004	2003	2002

Revenues:
Contract drilling(a)	$815,683	$640,788	$410,752
Pressure pumping	66,654	46,083	32,996
Drilling and completion fluids(b)	90,858	69,286	69,966
Oil and natural gas	33,867	21,163	14,723

Total segment revenues	1,007,062	777,320	528,437
Elimination of intercompany revenues(a)(b)	(6,293)	(1,150)	(480)

Total revenues	$1,000,769	$776,170	$527,957

Income before income taxes:
Contract drilling	$150,047	$75,666	$7,607
Pressure pumping	16,747	10,442	6,090
Drilling and completion fluids	4,162	(1,960)	(278)
Oil and natural gas	10,764	7,784	3,945

	181,720	91,932	17,364
Corporate and other	(10,506)	(7,194)	(9,266)
Restructuring and other charges(c)	—	2,452	(4,700)
Interest income	1,140	1,116	1,110
Interest expense	(695)	(292)	(532)
Other	235	1,870	225

Income before income taxes	$171,894	$89,884	$4,201

(a)	Includes contract drilling intercompany revenues of approximately $6.0 million, $1.1 million and $457,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

(b)	Includes drilling and completion fluids intercompany revenues of approximately $301,000, $56,000 and $23,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

(c)	Restructuring and other charges relate to decisions of the executive management group regarding corporate strategy, credit risk, loss contingencies and restructuring activities. Due to the non-operating nature of these decisions, the related charges have been separately presented and excluded from the results of specific segments. These charges are primarily related to the contract drilling segment.

PATTERSON-UTI ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Years Ended December 31,

	2004	2003	2002

Identifiable assets:
Contract drilling	$1,044,147	$809,896	$694,020
Pressure pumping	62,866	46,763	35,084
Drilling and completion fluids	38,196	30,860	34,687
Oil and natural gas	66,734	33,494	20,854

	1,211,943	921,013	784,645
Corporate and other(a)	110,968	163,101	158,178

Total assets	$1,322,911	$1,084,114	$942,823

Depreciation, depletion, amortization and impairment:
Contract drilling	$98,334	$84,379	$80,500
Pressure pumping	5,112	3,774	2,803
Drilling and completion fluids	2,196	2,319	2,216
Oil and natural gas	13,309	7,082	5,251

	118,951	97,554	90,770
Corporate and other	444	444	446

Total depreciation, depletion and amortization	$119,395	$97,998	$91,216

Capital expenditures:
Contract drilling	$157,916	$95,175	$68,516
Pressure pumping	17,705	10,524	7,399
Drilling and completion fluids	1,488	912	1,571
Oil and natural gas	14,451	10,015	6,357

Total capital expenditures	$191,560	$116,626	$83,843

(a)	Corporate assets primarily include cash on hand managed by the parent corporation and certain deferred Federal income tax assets.

PATTERSON-UTI ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

17.	Quarterly Financial Information (unaudited)
      Quarterly financial information for the years ended December 31, 2004 and 2003 is as follows (in thousands, except per share amounts):

	1st	2nd	3rd	4th
	Quarter	Quarter	Quarter	Quarter

2004
Operating revenues	$218,779	$234,510	$259,174	$288,306
Operating income	32,510	30,799	47,408	60,497
Net income	20,682	19,607	29,964	38,480
Earnings per share:
Basic	$0.12	$0.12	$0.18	$0.23
Diluted	$0.12	$0.12	$0.18	$0.23
2003
Operating revenues	$165,239	$195,624	$207,015	$208,292
Operating income	9,844	19,153	27,354	30,839
Income before cumulative effect of change in accounting principle	7,051	12,202	17,186	20,449
Cumulative effect of change in accounting principle, net of related income tax benefit of approximately $287	(469)	—	—	—
Net income	6,582	12,202	17,186	20,449
Earnings per share:
Basic:
Income before cumulative effect of change in accounting principle	$0.04	$0.08	$0.11	$0.13
Net income	$0.04	$0.08	$0.11	$0.13
Diluted:
Income before cumulative effect of change in accounting principle	$0.04	$0.07	$0.10	$0.12
Net income	$0.04	$0.07	$0.10	$0.12

18.	Concentrations of Credit Risk
      Financial instruments, which potentially subject the Company to concentrations of credit risk, consist primarily of demand deposits, temporary cash investments and trade receivables.

PATTERSON-UTI ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The Company believes that it places its demand deposits and temporary cash investments with high credit quality financial institutions. At December 31, 2004 and 2003, the Company’s demand deposits and temporary cash investments consisted of the following (in thousands):

	2004	2003

Deposits in FDIC and SIPC-insured institutions under $100,000	$2,023	$(3,326)
Deposits in FDIC and SIPC-insured institutions over $100,000	131,427	112,226

	133,450	108,900
Less outstanding checks and other reconciling items	(21,079)	(8,417)

Cash and cash equivalents	$112,371	$100,483

      Concentrations of credit risk with respect to trade receivables are primarily focused on companies involved in the exploration and development of oil and natural gas properties. The concentration is somewhat mitigated by the diversification of customers for which the Company provides drilling services. As is general industry practice, the Company generally does not require customers to provide collateral. No significant losses from individual contracts were experienced during the years ended December 31, 2004, 2003, or 2002. The Company recognized bad debt expense for 2004, 2003 and 2002 of $897,000, $259,000 and $320,000, respectively.
      The carrying values of cash and cash equivalents, marketable securities and trade receivables approximate fair value due to the short-term maturity of these assets.

19.	Related Party Transactions
      Joint Operation of Oil and Natural Gas Properties — The Company operates certain oil and natural gas properties in which certain of its affiliated persons have participated, either individually or through entities they control, in the prospects or properties in which the Company has an interest. These participations, which have been on a working interest basis, have been in prospects or properties originated or acquired by Patterson-UTI. At December 31, 2004, affiliated persons were working interest owners in 237 of 300 total wells operated by Patterson-UTI. Sales were made by Patterson-UTI at its cost, comprised of Patterson-UTI’s costs of acquiring and preparing the working interests for sale. These costs were paid by the working interest owners on a pro rata basis based upon their working interest ownership percentage. The price at which working interests were sold to affiliated persons was the same price at which working interests were sold to unaffiliated persons. The affiliated persons earned oil and natural gas production revenue (net of royalty) of $13.8 million, $11.1 million and $6.9 million from these properties in 2004, 2003 and 2002, respectively. These persons or entities in turn paid for joint operating costs (including drilling and other development expenses) of $7.5 million, $7.9 million and $5.5 million incurred in 2004, 2003 and 2002, respectively. These activities resulted in a payable to the affiliated persons of approximately $1.2 million and $871,000 and a receivable from the affiliated persons of approximately $856,000 and $888,000 at December 31, 2004 and 2003, respectively.
      Other — In 2004, 2003 and 2002, the Company paid approximately $914,000, $740,000 and $279,000, respectively, to TMP Truck and Trailer LP (“TMP”), an entity owned by Thomas M. Patterson (son of A. Glenn Patterson), for certain equipment and metal fabrication services. Purchases from TMP were at current market prices.
      In 2004 and 2003, the Company paid approximately $39,000 and $209,000, respectively, to Melco Services (“Melco”) for dirt contracting services and $44,000 and $59,000, respectively, to L&N Transportation (“L&N”) for water hauling services. Both entities are owned by Lance D. Nelson, brother of Jonathan D. Nelson, Patterson-UTI’s Chief Financial Officer. Purchases from Melco and L&N were at current market prices.

PATTERSON-UTI ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

20.	Supplementary Oil and Natural Gas Reserve Information and Related Data (Unaudited)

Oil and Natural Gas Expenditures and Capitalized Costs:
      Gross oil and natural gas expenditures for the years ended December 31, 2004, 2003 and 2002 are summarized below (in thousands):

	2004	2003	2002

Property acquisition costs	$2,491	$1,120	$905
Exploration costs	10,242	7,572	6,267
Development costs	1,855	1,531	845

	$14,588	$10,223	$8,017

      The aggregate amount of capitalized costs of oil and natural gas properties as of December 31, 2004, 2003 and 2002 is comprised of the following (in thousands):

	2004	2003	2002

Proved properties	$71,731	$50,481	$44,849
Unproved properties	10,980	7,144	7,162
Accumulated depreciation and depletion	(45,506)	(38,947)	(35,684)

	$37,205	$18,678	$16,327

Results of operations for oil and natural gas producing activities:
      Results of operations for oil and natural gas producing activities as of December 31, 2004, 2003 and 2002 are summarized below (in thousands):

	2004	2003	2002

Oil and natural gas sales	$31,142	$19,058	$12,738
Gain on sale of oil and natural gas properties	123	571	303

	31,265	19,629	13,041

Costs and expenses:
Lease operating and production costs	6,076	3,735	3,171
Exploration costs including dry holes and abandonments	1,902	1,073	785
Depreciation and depletion	10,112	5,638	4,524
Impairment of oil and natural gas properties	3,197	1,444	727
Income tax expense	3,662	2,840	1,687

	24,949	14,730	10,894

Results of operations for oil and natural gas producing activities	$6,316	$4,899	$2,147

PATTERSON-UTI ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Oil and natural gas reserve quantities:
      The following table sets forth information (in thousands) with respect to quantities of net proved oil and natural gas reserves and changes in those reserves for the years ended December 31, 2004, 2003 and 2002. The quantities were estimated by an independent petroleum engineer. The Company’s proved oil and natural gas reserves are located entirely within the United States.

	Oil (Bbls)	Gas (Mcf)

Estimated quantity, January 1, 2002	1,047	4,634
Revision in previous estimates	145	2,103
Extensions, discoveries and other additions	331	1,420
Sales of reserves	(12)	(110)
Production	(284)	(1,807)

Estimated quantity, January 1, 2003	1,227	6,240
Revision in previous estimates	87	(1,123)
Extensions, discoveries and other additions	149	2,446
Sales of reserves	(27)	(244)
Production	(289)	(2,052)

Estimated quantity, January 1, 2004	1,147	5,267
Revision in previous estimates	(122)	(1,807)
Extensions, discoveries and other additions	392	2,675
Purchases	695	4,920
Sales of reserves	(6)	(90)
Production	(392)	(2,719)

Estimated quantity, January 1, 2005	1,714	8,246

      Estimates of the Company’s proved reserves and future net revenues are determined based on various assumptions such as oil and natural gas prices, operating costs, reservoir performance and economic conditions. The oil and natural gas prices and operating cost assumptions were based on the actual prices and costs in effect as of the date of such estimates. These assumptions are held constant throughout the life of the properties, except operating costs are adjusted for contractual escalations. The Company’s independent petroleum engineer estimates the assumptions relating to reservoir performance and economic conditions using information available and industry experience. The oil and natural gas prices used to value the Company’s reserves as of December 31, 2004 were $43.45 per Bbl of oil and $6.15 per Mcf of natural gas. Estimates of reserves and production performance are subjective and may change materially as actual production information becomes available.

PATTERSON-UTI ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Standardized measure of future net cash flows of proved developed oil and natural gas reserves, discounted at 10% per annum (in thousands):

	Years Ended December 31,

	2004	2003	2002

Future gross revenues	$123,201	$70,894	$68,165
Future development and production costs	(37,820)	(23,021)	(22,149)
Future income tax expense	(30,995)	(15,155)	(15,964)

Future net cash flows	54,386	32,718	30,052
Discount at 10% per annum	(16,844)	(8,768)	(8,952)

Standardized measure of discounted future net cash flows	$37,542	$23,950	$21,100

Changes in the standardized measure of net cash flows of proved developed oil and natural gas reserves discounted at 10% per annum (in thousands):

	Years Ended December 31,

	2004	2003	2002

Standardized measure at beginning of year	$23,950	$21,100	$10,714
Sales and transfers of oil and natural gas produced, net of production costs	(15,257)	(11,362)	(8,342)
Net changes in sales price and future production and development costs	6,619	4,718	4,888
Extensions, discoveries and improved recovery, less related costs	8,259	10,052	6,017
Sales of minerals-in-place	(676)	(2,017)	(30)
Purchase of reserves	19,561	—	—
Revision of previous quantity estimates	4,288	(2,976)	4,315
Accretion of discount	3,759	3,547	1,531
Other	(3,953)	101	(9,358)
Net change in income taxes	(9,008)	787	11,365

Standardized measure at end of year	$37,542	$23,950	$21,100

PATTERSON-UTI ENERGY, INC. AND SUBSIDIARIES
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

		Charged to
	Beginning	Costs and		Ending
Description	Balance	Expenses(1)	Deductions(2)	Balance

	(In thousands)
Year Ended December 31, 2004
Deducted from asset accounts:
Allowance for doubtful accounts	$2,133	$897	$1,121	$1,909
Year Ended December 31, 2003
Deducted from asset accounts:
Allowance for doubtful accounts	$3,144	$259	$1,270	$2,133
Year Ended December 31, 2002
Deducted from asset accounts:
Allowance for doubtful accounts	$4,021	$320	$1,197	$3,144

(1)	Net of recoveries.

(2)	Uncollectible accounts written off.

S-1

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Patterson-UTI Energy, Inc. has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

PATTERSON-UTI ENERGY, INC.

By:	/s/ CLOYCE A. TALBOTT

Cloyce A. Talbott
Chief Executive Officer
Date: February 25, 2005
      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of Patterson-UTI Energy, Inc. and in the capacities indicated as of February 25, 2005.

Signature	Title

/s/ MARK S. SIEGEL Mark S. Siegel	Chairman of the Board

/s/ CLOYCE A. TALBOTT Cloyce A. Talbott (Principal Executive Officer)	Chief Executive Officer and Director

/s/ A. GLENN PATTERSON A. Glenn Patterson	President, Chief Operating Officer and Director

/s/ KENNETH N. BERNS Kenneth N. Berns	Senior Vice President and Director

/s/ JONATHAN D. NELSON Jonathan D. Nelson (Principal Financial and Accounting Officer)	Vice President, Chief Financial Officer, Secretary and Treasurer

/s/ ROBERT C. GIST Robert C. Gist	Director

/s/ CURTIS W. HUFF Curtis W. Huff	Director

/s/ TERRY H. HUNT Terry H. Hunt	Director

/s/ KENNETH R. PEAK Kenneth R. Peak	Director

/s/ NADINE C. SMITH Nadine C. Smith	Director

EXHIBIT INDEX

2.1	Asset Purchase Agreement among Key Energy Drilling, Inc., Key Energy Drilling Beneficial, L.P., Key Rocky Mountain, Inc., Key Four Corners, Inc. and Key Energy Services, Inc. and Patterson-UTI Drilling Company LP, LLLP and Patterson-UTI Energy, Inc., dated as of December 7, 2004.
3.1	Restated Certificate of Incorporation, as amended (filed August 9, 2004 as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004 and incorporated herein by reference).
3.2	Amendment to Restated Certificate of Incorporation, as amended (filed August 9, 2004 as Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004 and incorporated herein by reference).
3.3	Amended and Restated Bylaws (filed March 19, 2002 as Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001 and incorporated herein by reference).
4.1	Rights Agreement dated January 2, 1997, between Patterson Energy, Inc. and Continental Stock Transfer & Trust Company (filed January 14, 1997 as Exhibit 2 to the Company’s Registration Statement on Form 8-A and incorporated herein by reference).
4.2	Amendment to Rights Agreement dated as of October 23, 2001 (filed October 31, 2001 as Exhibit 3.4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2001 and incorporated herein by reference).
4.3	Restated Certificate of Incorporation, as amended (See Exhibits 3.1 and 3.2).
4.4	Registration Rights Agreement with Bear, Stearns and Co. Inc., dated March 25, 1994, as assigned by REMY Capital Partners III, L.P.(filed March 19, 2002 as Exhibit 4.3 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001 and incorporated herein by reference).
10.1	For additional material contracts, see Exhibits 2.1, 4.1, 4.2 and 4.4.
10.2	Patterson-UTI Energy, Inc., 1993 Stock Incentive Plan, as amended (filed March 13, 1998 as Exhibit 10.1 to the Company’s Registration Statement on Form S-8 (File No. 333-47917) and incorporated herein by reference).*
10.3	Patterson-UTI Energy, Inc. Non-Employee Directors’ Stock Option Plan, as amended (filed November 4, 1997 as Exhibit 10.1 to the Company’s Registration Statement on Form S-8 (File No. 333-39471) and incorporated herein by reference).*
10.4	Amended and Restated Patterson-UTI Energy, Inc. 2001 Long-Term Incentive Plan (filed November 27, 2002 as Exhibit 4.4 to Post Effective Amendment No. 1 to the Company’s Registration Statement on Form S-8 (File No. 333-60470) and incorporated herein by reference).*
10.5	Patterson-UTI Energy, Inc. Amended and Restated 1997 Long-Term Incentive Plan (filed July 28, 2003 as Exhibit 4.7 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003 and incorporated herein by reference).*
10.6	Amendment to the Patterson-UTI Energy, Inc. Amended and Restated 1997 Long-Term Incentive Plan (filed August 9, 2004 as Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004 and incorporated herein by reference).*
10.7	Amended and Restated Patterson-UTI Energy, Inc. Non-Employee Director Stock Option Plan(filed July 28, 2003 as Exhibit 4.8 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003 and incorporated herein by reference).*
10.8	Amended and Restated Patterson-UTI Energy, Inc. 1996 Employee Stock Option Plan (filed July 25, 2001 as Exhibit 4.4 to Post-Effective Amendment No. 1 to the Company’s Registration Statement on Form S-8 (File No. 333-60466) and incorporated herein by reference).*
10.9	1997 Stock Option Plan of DSI Industries, Inc. (filed July 25, 2001 as Exhibit 4.4 to Post-Effective Amendment No. 1 to the Company’s Registration Statement on Form S-8 (File No. 333-60470) and incorporated herein by reference).*
10.10	Stock Option Agreement dated July 20, 2001 between Patterson-UTI Energy, Inc. and Kenneth R. Peak (filed March 19, 2002 as Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001 and incorporated herein by reference).*

10.11	Restricted Stock Award Agreement dated April 28, 2004 between Patterson-UTI Energy, Inc. and Mark S. Siegel (filed August 9, 2004 as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004 and incorporated herein by reference).*
10.12	Restricted Stock Award Agreement dated April 28, 2004 between Patterson-UTI Energy, Inc. and Cloyce A. Talbott (filed August 9, 2004 as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004 and incorporated herein by reference).*
10.13	Restricted Stock Award Agreement dated April 28, 2004 between Patterson-UTI Energy, Inc. and A. Glenn Patterson (filed August 9, 2004 as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004 and incorporated herein by reference).*
10.14	Restricted Stock Award Agreement dated April 28, 2004 between Patterson-UTI Energy, Inc. and Kenneth N. Berns (filed August 9, 2004 as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004 and incorporated herein by reference).*
10.15	Restricted Stock Award Agreement dated April 28, 2004 between Patterson-UTI Energy, Inc. and Jonathan D. Nelson (filed August 9, 2004 as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004 and incorporated herein by reference).*
10.16	Restricted Stock Award Agreement dated April 28, 2004 between Patterson-UTI Energy, Inc. and John E. Vollmer III (filed August 9, 2004 as Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004 and incorporated herein by reference).*
10.17	Patterson-UTI Energy, Inc. Change in Control Agreement, effective as of January 29, 2004, by and between Patterson-UTI Energy, Inc. and Mark S. Siegel (filed on February 4, 2004 as Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 and incorporated herein by reference).*
10.18	Patterson-UTI Energy, Inc. Change in Control Agreement, effective as of January 29, 2004, by and between Patterson-UTI Energy, Inc. and A. Glenn Patterson (filed on February 4, 2004 as Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 and incorporated herein by reference).*
10.19	Patterson-UTI Energy, Inc. Change in Control Agreement, effective as of January 29, 2004, by and between Patterson-UTI Energy, Inc. and Cloyce A. Talbott (filed on February 4, 2004 as Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 and incorporated herein by reference).*
10.20	Patterson-UTI Energy, Inc. Change in Control Agreement, effective as of January 29, 2004, by and between Patterson-UTI Energy, Inc. and Kenneth N. Berns (filed on February 4, 2004 as Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 and incorporated herein by reference).*
10.21	Patterson-UTI Energy, Inc. Change in Control Agreement, effective as of January 29, 2004, by and between Patterson-UTI Energy, Inc. and Jonathan D. Nelson (filed on February 4, 2004 as Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 and incorporated herein by reference).*
10.22	Patterson-UTI Energy, Inc. Change in Control Agreement, effective as of January 29, 2004, by and between Patterson-UTI Energy, Inc. and John E. Vollmer III (filed on February 4, 2004 as Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 and incorporated herein by reference).*
10.23	Form of Letter Agreement regarding termination, effective as of January 29, 2004, entered into by Patterson-UTI Energy, Inc. with each of Mark S. Siegel, Kenneth N. Berns and John E. Vollmer III.*
10.24	Form of Indemnification Agreement entered into by Patterson-UTI Energy, Inc. with each of Mark S. Siegel, Cloyce A. Talbott, A. Glenn Patterson, Kenneth N. Berns, Robert C. Gist, Curtis W. Huff, Terry H. Hunt, Kenneth R. Peak, Nadine C. Smith, Jonathan D. Nelson and John E. Vollmer III (filed April 28, 2004 as Exhibit 10.11 to the Company’s Annual Report on Form 10-K, as amended, for the year ended December 31, 2003 and incorporated herein by reference).*
10.25	Credit Agreement dated as of December 17, 2004 among Patterson-UTI Energy, Inc., as the Borrower, Bank of America, N.A., as administrative agent, L/ C Issuer and a Lender and the other lenders and agents party thereto (filed on December 23, 2004 as Exhibit 10.1 to the Company’s Current Report on Form 8-K and incorporated herein by reference).
10.26	Summary Description of 2003 Cash Bonus Plan.*

10.27	Summary Description of Director Compensation.*
14.1	Patterson-UTI Energy, Inc. Code of Business Conduct and Ethics for Senior Financial Executives (filed as Exhibit 14.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 and incorporated herein by reference).
21.1	Subsidiaries of the Registrant.
23.1	Consent of Independent Registered Public Accounting Firm.
23.2	Consent of Independent Petroleum Engineer — M. Brian Wallace, P.E.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management Contract or Compensatory Plan identified as required by Item 15(a)(3) of Form 10-K.