Form 10-Q
period 2005-03-31
PATTERSON UTI ENERGY INC
filed 2005-04-29
CIK 889900

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

Yes ☑	No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☑	No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

169,579,860 shares of common stock, $0.01 par value, as of April 28, 2005

PATTERSON-UTI ENERGY, INC. AND SUBSIDIARIES

Page
PART I - Financial Information

ITEM 1. Financial Statements

Unaudited condensed consolidated balance sheets	3

Unaudited condensed consolidated statements of income	4

Unaudited condensed consolidated statement of changes in stockholders’ equity	5

Unaudited condensed consolidated statements of changes in cash flows	6

Notes to unaudited condensed consolidated financial statements	7

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk	21

ITEM 4. Controls and Procedures	21

Forward Looking Statements and Cautionary Statements for Purposes of the “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995	22

PART II - Other Information

ITEM 6. Exhibits	23

Signatures	24

Certification of CEO Pursuant to Rule 13a-14(a) / Rule 15d-14(a)

Certification of CFO Pursuant to Rule 13a-14(a) / Rule 15d-14(a)

Certification of CEO & CFO Pursuant to Section 906
Certification of CEO Pursuant to Rule 13a-14(a)
Certification of CFO Pursuant to Rule 13a-14(a)
Certification of CEO and CFO Pursuant to Section 906

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

The following unaudited condensed consolidated financial statements include all adjustments which, in the opinion of management, are necessary in order to make such financial statements not misleading.

PATTERSON-UTI ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(in thousands, except share data)

	March 31,	December 31,
	2005	2004
ASSETS
Current assets:
Cash and cash equivalents	$68,296	$112,371
Accounts receivable, net of allowance for doubtful accounts of $2,765 at March 31, 2005 and $1,909 at December 31, 2004	272,740	214,097
Inventory	18,164	17,738
Deferred tax assets, net	15,243	15,991
Other	25,570	26,836

Total current assets	400,013	387,033
Property and equipment, at cost, net	931,768	828,875
Goodwill	101,326	101,326
Other	3,961	5,677

Total assets	$1,437,068	$1,322,911

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable:
Trade	$66,109	$54,553
Accrued revenue distributions	10,434	11,297
Other	9,821	2,309
Accrued federal and state income taxes payable	25,991	2,754
Accrued expenses	85,475	79,163

Total current liabilities	197,830	150,076
Deferred tax liabilities, net	163,071	162,040
Other	3,233	3,256

Total liabilities	364,134	315,372

Commitments and contingencies (See Note 11)	—	—
Stockholders’ equity:
Preferred stock, par value $.01; authorized 1,000,000 shares, no shares issued	—	—
Common stock, par value $.01; authorized 300,000,000 shares with 172,470,340 and 171,625,841 issued and 169,357,244 and 168,512,745 outstanding at March 31, 2005 and December 31, 2004, respectively	1,725	1,716
Additional paid-in capital	609,720	597,280
Deferred compensation	(4,944)	(5,420)
Retained earnings	468,490	415,489
Accumulated other comprehensive income	11,080	11,611
Treasury stock, at cost, 3,113,096 shares	(13,137)	(13,137)

Total stockholders’ equity	1,072,934	1,007,539

Total liabilities and stockholders’ equity	$1,437,068	$1,322,911

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PATTERSON-UTI ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(in thousands, except per share amounts)

	Three Months Ended
	March 31,
	2005	2004
Operating revenues:
Contract drilling	$295,389	$179,175
Pressure pumping	16,693	14,250
Drilling and completion fluids	29,406	18,139
Oil and natural gas	9,105	7,215

	350,593	218,779

Operating costs and expenses:
Contract drilling	175,466	127,991
Pressure pumping	10,364	8,088
Drilling and completion fluids	23,949	15,639
Oil and natural gas	2,170	1,568
Depreciation, depletion and impairment	34,400	27,283
Selling, general and administrative	9,679	6,798
Bad debt expense	223	90
Other	90	(1,188)

	256,341	186,269

Operating income	94,252	32,510

Other income (expense):
Interest income	433	251
Interest expense	(66)	(76)
Other	4	85

	371	260

Income before income taxes	94,623	32,770

Income tax expense:
Current	33,096	4,549
Deferred	1,779	7,539

	34,875	12,088

Net income	$59,748	$20,682

Net income per common share:
Basic	$0.35	$0.13

Diluted	$0.35	$0.12

Weighted average number of common shares outstanding:
Basic	168,757	163,748

Diluted	171,742	167,234

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PATTERSON-UTI ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)
(in thousands)

						Accumulated
	Common Stock		Additional			other
	Number of		paid-in	Deferred	Retained	comprehensive	Treasury
	shares	Amount	capital	compensation	earnings	income	stock	Total
Balance, December 31, 2004	171,626	$1,716	$597,280	$(5,420)	$415,489	$11,611	$(13,137)	$1,007,539
Amortization of deferred compensation expense	—	—	—	551	—	—	—	551
Forfeitures of restricted shares	(6)	—	—	(75)	—	—	—	(75)
Exercise of stock options	850	9	7,301	—	—	—	—	7,310
Tax benefit related to exercise of stock options	—	—	5,139	—	—	—	—	5,139
Foreign currency translation adjustment	—	—	—	—	—	(531)	—	(531)
Payment of cash dividend	—	—	—	—	(6,747)	—	—	(6,747)
Net income	—	—	—	—	59,748	—	—	59,748

Balance, March 31, 2005	172,470	$1,725	$609,720	$(4,944)	$468,490	$11,080	$(13,137)	$1,072,934

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PATTERSON-UTI ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN CASH FLOWS (Unaudited)
(in thousands)

	Three Months Ended
	March 31,
	2005	2004
Cash flows from operating activities:
Net income	$59,748	$20,682
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and impairment	34,400	27,283
Provision for bad debts	223	90
Deferred income tax expense	1,779	7,539
Tax benefit related to exercise of stock options	5,139	7,694
Amortization of deferred compensation expense	476	—
(Gain) loss on sale of assets	90	(1,188)
Changes in operating assets and liabilities, net of business acquired:
Accounts receivable	(58,991)	(15,857)
Income taxes receivable	—	5,696
Inventory and other current assets	780	2,608
Accounts payable	10,798	3,894
Income taxes payable	23,253	—
Accrued expenses	5,238	(3,797)
Other liabilities	1,974	(813)

Net cash provided by operating activities	84,907	53,831

Cash flows from investing activities:
Acquisitions, net of cash acquired	(61,791)	(32,514)
Purchases of property and equipment	(77,800)	(37,945)
Proceeds from sales and pending sales of property and equipment	8,193	1,260
Change in other assets	1,766	—

Net cash used in investing activities	(129,632)	(69,199)

Cash flows from financing activities:
Dividends paid	(6,747)	—
Proceeds from exercise of stock options and warrants	7,310	7,046

Net cash provided by financing activities	563	7,046

Effect of foreign exchange rate changes on cash	87	31

Net decrease in cash and cash equivalents	(44,075)	(8,291)
Cash and cash equivalents at beginning of period	112,371	100,483

Cash and cash equivalents at end of period	$68,296	$92,192

Supplemental disclosure of cash flow information:
Net cash received (paid) during the period for:
Interest expense	$(66)	$(76)
Income taxes	$(1,400)	$10,000

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

     The interim condensed consolidated financial statements have been prepared by management of the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations, although the Company believes the disclosures included herein are adequate to make the information presented not misleading. In the opinion of management, all adjustments which are of a normal recurring nature considered necessary for presentation of the information have been included. The unaudited condensed consolidated balance sheet as of December 31, 2004, as presented herein, was derived from the audited balance sheet of the Company. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Annual Report on Form 10-K for the year ended December 31, 2004.

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

     On April 28, 2004, the Company’s Board of Directors authorized a two-for-one stock split in the form of a stock dividend which was distributed on June 30, 2004 to holders of record on June 14, 2004. At June 30, 2004, an adjustment was made to reclassify an amount from retained earnings to common stock to account for the par value of the common stock issued as a stock dividend. This adjustment had no overall effect on equity. The historical earnings per share amounts for the three months ended March 31, 2004, included in the Unaudited Condensed Consolidated Statements of Income and elsewhere in this Report, have been restated as if the two-for-one stock split had occurred on January 1, 2004.

PATTERSON-UTI ENERGY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED

1. Basis of Consolidation and Presentation – (continued)

     The Company provides a dual presentation of its earnings per share in its Condensed Consolidated Statements of Income: Basic Earnings per Share (“Basic EPS”) and Diluted Earnings per Share (“Diluted EPS”). Basic EPS excludes dilution and is computed by dividing net income by the weighted average number of common shares outstanding. Diluted EPS is based on the weighted-average number of shares outstanding and the assumed exercise of dilutive instruments, including stock options and warrants, less the number of treasury shares assumed to be purchased with the exercise proceeds. For the three months ended March 31, 2005 and 2004, all potentially dilutive options and warrants were included in the calculation of Diluted EPS. The following table presents information necessary to calculate earnings per share for the three months ended March 31, 2005 and 2004 as well as dividends per share paid for the three months ended March 31, 2005 (in thousands, except per share amounts).

	Three months ended
	March 31,
	2005	2004
Net income	$59,748	$20,682
Weighted average common shares outstanding	168,757	163,748

Basic earnings per share	$0.35	$0.13

Weighted average common shares outstanding	168,757	163,748
Assumed exercise of stock options	2,985	3,486

Weighted average dilutive common shares outstanding	171,742	167,234

Diluted earnings per share	$0.35	$0.12

Cash dividends per share (a)	$0.04	$—

(a) During March 2005, a cash dividend of $6.7 million was paid on outstanding shares of 168,679,334. No dividend was paid during the three months ended March 31, 2004.

     The results of operations for the three months ended March 31, 2005 are not necessarily indicative of the results to be expected for the full year.

     Certain reclassifications have been made to the 2004 consolidated financial statements in order for them to conform with the 2005 presentation.

2. Recent Acquisitions

     On January 15, 2005, the Company purchased land drilling assets from Key Energy Services, Inc. for $61.8 million. The assets include 25 active and 10 stacked land-based drilling rigs, related drilling equipment, four yard facilities and a rig moving fleet consisting of approximately 45 trucks and 100 trailers. The transaction was accounted for as an acquisition of assets and the purchase price was allocated among the assets acquired based on their estimated fair market values.

3. Stock-based Compensation

     At March 31, 2005, the Company had seven stock-based employee compensation plans, of which three were active. The Company accounts for these plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. During the second quarter of 2004, the Company granted restricted shares of the Company’s common stock (the “Restricted Shares”) to certain key employees under the Patterson-UTI Energy, Inc. 1997 Long-Term Incentive Plan, as amended. As required by APB Opinion No. 25, the Restricted Shares were valued based upon the market price of the Company’s common stock on the date of the grant. The resulting value is being amortized over the vesting period of the stock. Compensation expense of $301,000, net of $75,000 of forfeitures and of $175,000 of taxes, was included as a

PATTERSON-UTI ENERGY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED

3. Stock-based Compensation – (continued)

reduction in net income for the three months ended March 31, 2005. Other than the Restricted Shares discussed above, no additional stock-based employee compensation expense is reflected in net income, as all options granted under the plans discussed above had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and net income per share if the Company had applied the fair value recognition provisions of Financial Accounting Standards Board Statement No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation (in thousands, except per share amounts):

	Three months ended
	March 31,
	2005	2004
Net income, as reported	$59,748	$20,682
Add: Stock-based employee compensation expense recorded, net of forfeitures and taxes	301	—
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(2,547)	(2,979)

Pro-forma net income	$57,502	$17,703

Net income per common share:
Basic, as reported	$0.35	$0.13

Basic, pro-forma	$0.34	$0.11

Diluted, as reported	$0.35	$0.12

Diluted, pro-forma	$0.33	$0.11

4. Comprehensive Income (Expense)

     The following table illustrates the Company’s comprehensive income including the effects of foreign currency translation adjustments for the three months ended March 31, 2005 and 2004 (in thousands):

	Three months ended
	March 31,
	2005	2004
Net income	$59,748	$20,682
Other comprehensive expense:
Foreign currency translation adjustment related to our Canadian operations	(531)	(467)

Comprehensive income	$59,217	$20,215

PATTERSON-UTI ENERGY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED

5. Property and Equipment

     Property and equipment consisted of the following at March 31, 2005 and December 31, 2004 (in thousands):

	March 31,	December 31,
	2005	2004
Drilling rigs and related equipment	$1,321,375	$1,217,497
Other equipment	96,984	83,683
Oil and natural gas properties	84,085	82,711
Buildings	13,885	13,008
Land	5,038	3,949

	1,521,367	1,400,848
Less accumulated depreciation and depletion	(589,599)	(571,973)

	$931,768	$828,875

PATTERSON-UTI ENERGY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED

6. Business Segments

     Our revenues, operating profits and identifiable assets are primarily attributable to four business segments: (i) contract drilling of oil and natural gas wells, (ii) pressure pumping services, (iii) drilling and completion fluid services to operators in the oil and natural gas industry, and (iv) the exploration, development, acquisition and production of oil and natural gas. Each of these segments represents a distinct type of business based upon the type and nature of services and products offered. These segments have separate management teams which report to the Company’s chief executive officer and have distinct and identifiable revenues and expenses. Separate financial data for each of our four business segments is provided below (in thousands).

	Three months ended
	March 31,
	2005	2004
Revenues:
Contract drilling (a)	$296,577	$180,325
Pressure pumping	16,693	14,250
Drilling and completion fluids (b)	29,426	18,164
Oil and natural gas	9,105	7,215

Total segment revenues	351,801	219,954
Elimination of intercompany revenues (a) (b)	1,208	1,175

Total revenues	$350,593	$218,779

Income before income taxes:
Contract drilling	$89,702	$27,088
Pressure pumping	2,555	3,224
Drilling and completion fluids	2,702	222
Oil and natural gas	3,328	2,776

	98,287	33,310
Corporate and other	(4,035)	(800)
Interest income	433	251
Interest expense	(66)	(76)
Other	4	85

Income before income taxes	$94,623	$32,770

	March 31,	December 31,
	2005	2004
Identifiable assets:
Contract drilling	$1,145,551	$1,044,147
Pressure pumping	67,484	62,866
Drilling and completion fluids	43,587	38,196
Oil and natural gas	75,522	66,734

	1,332,144	1,211,943
Corporate and other (c)	104,924	110,968

Total assets	$1,437,068	$1,322,911

(a)	Includes contract drilling intercompany revenues of approximately $1.2 million for the three months ended March 31, 2005 and 2004.

(b)	Includes drilling and completion fluids intercompany revenues of approximately $20,000 and $25,000 for the three months ended March 31, 2005 and 2004, respectively.

(c)	Corporate assets primarily include cash on hand managed by the parent corporation and certain deferred federal income tax assets.

PATTERSON-UTI ENERGY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED

7. Recently Issued Accounting Standards

     The Financial Accounting Standards Board (“FASB”) issued Staff Position Financial Accounting Standard 19-1, Accounting for Suspended Well Costs (“FAS19-1”) in April 2005. FAS 19-1 provides guidance on accounting for exploratory well costs for entities that use the successful efforts method of accounting as described in FAS 19. Exploration activities are frequently performed in more remote areas, to greater depths, and in more complex geological formations than the exploration activities that occurred when FAS 19 was issued in 1977. These changes in exploration activities have resulted in an increased frequency of exploratory wells that successfully find reserves that cannot be recognized as proved when drilling is completed and a lengthened evaluation period for determining whether the reserves qualify as proved. The FASB staff believes that exploratory well costs should continue to be capitalized when the well has found a sufficient quantity of reserves to justify its completion as a producing well and the enterprise is making sufficient progress assessing the reserves and the economic and operating viability of the project and FAS 19 is amended to clarify this position. The Company intends to adopt these accounting and disclosure requirements prospectively to existing and newly capitalized exploratory well costs in the third quarter of 2005 and does not expect a significant impact on financial position or results of operations.

     The FASB issued Staff Position FIN46(R)-5, Implicit Variable Interests Under FASB Interpretation No. 46 (revised December 2003), in March 2005. It addresses whether a reporting enterprise should consider whether it holds an implicit variable interest in a variable interest entity (“VIE”) or potential VIE when specific conditions exist. The Company does not expect any impact on its financial position or results of operations as a result of its adoption of FIN 46(R)-5 in the second quarter of 2005.

     The FASB issued Staff Position FIN 47, Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143, in March 2005. The Interpretation is effective no later than the end of fiscal years ending after December 15, 2005. The statement clarifies the term “conditional asset retirement obligation” as used in FASB 143. The Company believes that it is already in compliance with the statement and does not expect any impact on financial position or results of operations when adopted.

     The FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“SFAS 123(R)”) in December 2004; it replaces SFAS 123, and supersedes APB 25. Under SFAS 123(R), companies would have been required to implement the standard as of the beginning of the first interim reporting period that begins after June 15, 2005. However, in April 2005, the SEC announced the adoption of an Amendment to Rule 4-01(a) of Regulation S-X regarding the compliance date for SFAS 123(R) that amends the compliance dates and allows companies to implement SFAS 123(R) beginning with the first annual reporting period beginning on or after June 15, 2005. The Company intends to adopt SFAS 123(R) in its fiscal year beginning January 1, 2006.

     The Company currently uses the intrinsic value method to value stock options, and accordingly, no compensation expense has been recognized for stock options since the Company grants stock options with exercise prices equal to the Company’s common stock market price on the date of the grant. SFAS 123(R) requires the expensing of all stock-based compensation, including stock options and restricted shares, using the fair value method. The Company intends to expense stock options using the Modified Prospective Transition method as described in SFAS 123(R). This method will require expense to be recognized for stock options over their respective remaining vesting period. No expense will be recognized for stock options vested in periods prior to the adoption of SFAS 123(R). The Company is evaluating the impact of its adoption of SFAS 123(R) on its results of operations and financial position. Adoption is not expected to have a material effect on the Company’s financial position or results of operations.

     The FASB issued Statement of Financial Accounting Standard No. 151, Inventory Costs – an amendment of ARB No. 43, Chapter 4 (“SFAS 151”). SFAS 151 is effective, and will be adopted, for inventory costs incurred during fiscal years beginning after June 15, 2005 and is to be applied prospectively. SFAS 151 amends the guidance in ARB No. 43, Chapter 4, Inventory Pricing, to require current period recognition of abnormal amounts

PATTERSON-UTI ENERGY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED

7. Recently Issued Accounting Standards – (continued)

of idle facility expense, freight, handling costs and wasted material (spoilage). Adoption is not expected to have a material effect on the Company’s financial position or results of operations.

     The FASB issued Statement of Financial Accounting Standard No. 153, Exchanges of Nonmonetary Assets – an amendment of APB Opinion No. 29 (“SFAS 153”). SFAS 153 is effective, and will be adopted, for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005 and is to be applied prospectively. SFAS 153 eliminates the exception for fair value treatment of nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. Adoption is not expected to have a material effect on the Company’s financial position or results of operations.

8. Goodwill

     Goodwill is evaluated to determine if the fair value of an asset has decreased below its carrying value. At December 31, 2004 the Company performed its annual goodwill evaluation and determined no adjustment to impair goodwill was necessary. Goodwill as of March 31, 2005 and December 31, 2004 are as follows (in thousands):

	March 31,	December 31,
	2005	2004
Drilling:
Goodwill at beginning of year	$91,362	$41,215
Changes to goodwill	—	50,147

Goodwill at end of period	91,362	91,362

Drilling and completion fluids:
Goodwill at beginning of year	$9,964	$9,964
Changes to goodwill	—	—

Goodwill at end of period	9,964	9,964

Total goodwill	$101,326	$101,326

9. Accrued Expenses

     Accrued expenses consisted of the following at March 31, 2005 and December 31, 2004 (in thousands):

	March 31,	December 31,
	2005	2004
Salaries, wages, payroll taxes and benefits	$25,976	$21,245
Workers’ compensation liability	40,863	38,677
Sales, use and other taxes	5,230	5,863
Insurance, other than workers’ compensation	6,822	7,061
Other	6,584	6,317

	$85,475	$79,163

PATTERSON-UTI ENERGY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED

10. Asset Retirement Obligation

     Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations,” (“SFAS No. 143”), requires that the Company record a liability for the estimated costs to be incurred in connection with the abandonment of oil and natural gas properties in the future. The following table describes the changes to our asset retirement obligations during the three months ended March 31, 2005 and 2004 (in thousands):

	2005	2004
Balance at beginning of year	$2,358	$1,163
Liabilities incurred*	18	1,113
Liabilities settled	(60)	(70)
Accretion expense	18	15

Asset retirement obligation at end of period	$2,334	$2,221

*	The 2004 amount includes $1,091 of liabilities assumed in the acquisition of TMBR/Sharp Drilling, Inc. (“TMBR”).

11. Commitments, Contingencies and Other Matters

     The Company maintains letters of credit in the aggregate amount of $49 million for the benefit of various insurance companies as collateral for retrospective premiums and retained losses which could become payable under the terms of the underlying insurance contracts. These letters of credit expire at various times during each calendar year. No amounts have been drawn under the letters of credit.

     We are also party to various legal proceedings arising in the normal course of our business. We do not believe that the outcome of these proceedings, either individually or in the aggregate, will have a material adverse effect on our financial condition.

12. Stockholders’ Equity

     In February 2005, the Company’s Board of Directors approved an increase in the quarterly cash dividend on the Company’s common stock to $0.04 per share from $0.02 per share, which was paid on March 4, 2005 for approximately $6.7 million. The amount and timing of all future dividend payments is subject to the discretion of the Board of Directors and will depend upon business conditions, results of operations, financial condition, terms of the Company’s credit facilities and other factors.

     During 2004, the Company granted the Restricted Shares to certain key employees under the Patterson-UTI Energy, Inc. 1997 Long-Term Incentive Plan, as amended. As required by APB Opinion No. 25, the Restricted Shares were valued based upon the market price of the Company’s common stock on the date of the grant. The resulting value is being amortized over the vesting period of the stock. Compensation expense of $301,000, net of $75,000 of forfeitures and of $175,000 of taxes, was included as a reduction in net income for the three months ended March 31, 2005.

     On April 28, 2004, the Company’s Board of Directors authorized a two-for-one stock split in the form of a stock dividend which was distributed on June 30, 2004 to holders of record on June 14, 2004. In connection with the two-for-one stock split, an adjustment was made to reclassify an amount from retained earnings to common stock to account for the par value of the common stock issued as a stock dividend. This adjustment had no overall effect on equity. The historical earnings per share amounts for the three months ended March 31, 2004, included in the Unaudited Condensed Consolidated Statements of Income and elsewhere in this Report, have been restated as if the two-for-one stock split had occurred on January 1, 2004.

13. Subsequent Event

     On April 27, 2005, the Company’s Board of Directors approved a cash dividend on each share of its common stock in the amount of $0.04 per share. The dividend is to be paid to holders of record on May 16, 2005 and paid on June 1, 2005.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     Management Overview — We are a leading provider of contract services to the North American oil and natural gas industry. Our services primarily involve the drilling, on a contract basis, of land-based oil and natural gas wells and, to a lesser extent, we provide pressure pumping services and drilling and completion fluid services. In addition to the aforementioned contract services, we also engage in the development, exploration, acquisition and production of oil and natural gas. For the three months ended March 31, 2005 and 2004, our operating revenues consisted of the following (dollars in thousands):

	Three Months Ended
	March 31,
	2005		2004
Contract drilling	$295,389	84%	$179,175	82%
Pressure pumping	16,693	5	14,250	7
Drilling and completion fluids	29,406	8	18,139	8
Oil and natural gas	9,105	3	7,215	3

	$350,593	100%	$218,779	100%

     We provide our contract services to oil and natural gas operators in many of the oil and natural gas producing regions of North America. Our contract drilling operations are focused in various regions of Texas, New Mexico, Oklahoma, Louisiana, Mississippi, Colorado, Utah, Wyoming, Montana, North Dakota, South Dakota and Western Canada while our pressure pumping services are focused primarily in the Appalachian Basin. Our drilling and completion fluids services are provided to operators in Texas, Southeastern New Mexico, Oklahoma, the Gulf Coast region of Louisiana and the Gulf of Mexico. Our oil and natural gas operations are primarily focused in West and South Texas, Southeastern New Mexico, Utah and Mississippi.

     We have been a leading consolidator of the land-based contract drilling industry over the past several years, increasing our drilling fleet to 396 rigs as of March 31, 2005. Based on publicly available information, we believe we are the second largest owner of land-based drilling rigs in North America. Our most significant transaction occurred in May 2001 when we merged with UTI Energy Corp. in a merger of equals which nearly doubled our drilling fleet and added the pressure pumping services business. Growth by acquisition has been a corporate strategy intended to expand both revenues and profits.

     The profitability of our business is most readily assessed by two primary indicators: our average number of rigs operating and our average revenue per operating day. During the first quarter of 2005, our average number of rigs operating increased to 263 from 229 in the fourth quarter of 2004 and 197 in the first quarter of 2004. Our average revenue per operating day increased to $12,490 in the first quarter of 2005 from $11,200 in the fourth quarter of 2004 and $9,970 in the first quarter of 2004. Primarily due to these improvements, we experienced an increase of approximately $39 million in consolidated net income for the first quarter of 2005 as compared to the first quarter of 2004.

     Our revenues, profitability and cash flows are highly dependent upon the market prices of oil and natural gas. During periods of improved commodity prices, the capital spending budgets of oil and natural gas operators tend to expand, which results in increased demand for our contract services. Conversely, in periods of time when these commodity prices deteriorate, the demand for our contract services generally weakens and we experience downward pressure on pricing for our services. In addition, our operations are highly impacted by competition, the availability of excess equipment, labor issues and various other factors which are more fully described as risk factors in our “Forward Looking Statements and Cautionary Statements for Purposes of the ‘Safe Harbor’ Provisions of the Private Securities Litigation Reform Act of 1995” included in our Annual Report on Form 10-K for the year ended December 31, 2004 beginning on page 14.

     Management believes that the liquidity of our balance sheet as of March 31, 2005, which includes approximately $202 million in working capital (including $68 million in cash), no long term debt and $151 million available under our existing $200 million line of credit (availability of $49 million is reserved for outstanding letters of credit), provides us with the ability to pursue acquisition opportunities, expand into new regions, make improvements to our assets and survive downturns in our industry.

     Commitments and Contingencies — The Company has no commitments or contingencies which require disclosure in its financial statements other than letters of credit of approximately $49 million at March 31, 2005, maintained for the benefit of various insurance companies as collateral for retrospective premiums and retained losses which may become payable under the terms of the underlying insurance contracts. No amounts have been drawn under the letters of credit.

     Trading and Investing — We have not engaged in trading activities that include high-risk securities, such as derivatives and non-exchange traded contracts. We invest cash primarily in highly liquid, short-term investments such as overnight deposits, money markets, and highly rated municipal and commercial bonds.

     Description of Business — We conduct our contract drilling operations in Texas, New Mexico, Oklahoma, Louisiana, Mississippi, Colorado, Utah, Wyoming, Montana, North Dakota, South Dakota and Western Canada. As of March 31, 2005, we owned 396 drilling rigs. We provide pressure pumping services to oil and natural gas operators primarily in the Appalachian Basin. These services consist primarily of well stimulation and cementing for completion of new wells and remedial work on existing wells. We provide drilling fluids, completion fluids and related services to oil and natural gas operators in Texas, Southeastern New Mexico, Oklahoma, the Gulf Coast region of Louisiana and the Gulf of Mexico. Drilling and completion fluids are used by oil and natural gas operators during the drilling process to control pressure when drilling oil and natural gas wells. We are also engaged in the development, exploration, acquisition and production of oil and natural gas. Our oil and natural gas operations are focused primarily in producing regions in West and South Texas, Southeastern New Mexico, Utah and Mississippi.

     The North American land drilling industry has experienced many downturns in demand over the last decade. During these periods, there have been substantially more drilling rigs available than necessary to meet demand. As a result, drilling contractors have had difficulty sustaining profit margins.

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

Critical Accounting Policies

     In addition to established accounting policies, our consolidated financial statements are impacted by certain estimates and assumptions made by management. The following is a discussion of our critical accounting policies pertaining to property and equipment, oil and natural gas properties, goodwill, revenue recognition, and the use of estimates.

     Property and equipment — Property and equipment, including betterments which extend the useful life of the asset, are stated at cost. Maintenance and repairs are charged to expense when incurred. We provide for the depreciation of our property and equipment using the straight-line method over their estimated useful lives. Our method of depreciation does not change when equipment becomes idle; we continue to depreciate idled equipment on a straight-line basis. No provision for salvage value is considered in determining depreciation of our property and equipment. We review our assets for impairment when events or changes in circumstances indicate that the carrying values of certain assets either exceed their respective fair values or may not be recovered over their estimated remaining useful lives. The cyclical nature of our industry has resulted in fluctuations in rig utilization over periods of time. Management believes that the contract drilling industry will continue to be cyclical and rig utilization will fluctuate. Based on management’s expectations of future trends we estimate future cash flows in our assessment of impairment assuming the following four-year industry cycle: one year projected with low utilization, one year projected as a recovery period with improving utilization and the remaining two years projecting higher utilization. Provisions for asset impairment are charged to income when estimated future cash flows, on an undiscounted basis, are less than the asset’s net book value. Impairment charges are recorded based on discounted cash flows. There were no impairment charges to property and equipment during the three months ended March 31, 2005 or 2004.

     Oil and natural gas properties — Oil and natural gas properties are accounted for using the successful efforts method of accounting. Under the successful efforts method of accounting, exploration costs which result in the discovery of oil and natural gas reserves and all development costs are capitalized to the appropriate well. Exploration costs which do not result in discovering oil and natural gas reserves are charged to expense when such determinations are made. In accordance with Statement of Financial Accounting Standards No. 19, “Financial Accounting and Reporting by Oil and Gas Producing Companies,” (“SFAS No. 19”) costs of exploratory wells are initially capitalized to wells in progress until the outcome of the drilling is known. We review wells in progress quarterly to determine the related reserve classification. If the reserve classification is uncertain after one year following the completion of drilling, we consider the costs of the well to be impaired and recognize the costs as expense. Geological and geophysical costs, including seismic costs and costs to carry and retain undeveloped properties, are charged to expense when incurred. The capitalized costs of both developmental and successful exploratory type wells, consisting of lease and well equipment, lease acquisition costs, and intangible development costs, are depreciated, depleted, and amortized on the units-of-production method, based on petroleum engineer estimates of proved oil and natural gas reserves of each respective field. We review our proved oil and natural gas properties for impairment when an event occurs such as downward revisions in reserve estimates or decreases in oil and natural gas prices. Proved properties are grouped by field and undiscounted cash flow estimates are provided by our reserve engineer. If the net book value of a field exceeds its undiscounted cash flow estimate, impairment expense is measured and recognized as the difference between its net book value and discounted cash flow. Unproved oil and natural gas properties are reviewed quarterly to determine impairment. Our intent to drill, lease expiration, and abandonment of area are considered. Assessment of impairment is made on a lease-by-lease basis. If an unproved property is determined to be impaired, then costs related to that property are expensed. Impairment expense of approximately $602,000 and $471,000 for the three months ended March 31, 2005 and 2004, respectively, is included in depreciation, depletion, amortization and impairment in the accompanying financial statements.

     Goodwill — Goodwill is considered to have an indefinite useful economic life and is not amortized until its life is determined to be finite. As such, we assess impairment of our goodwill annually or on an interim basis if events or circumstances indicate that the fair value of an asset has decreased below its carrying value.

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

     In accordance with Emerging Issues Task Force Issue No. 00-14, we recognize reimbursements due from third parties for out-of-pocket expenses incurred as revenues and account for out-of-pocket expenses as direct costs.

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

Liquidity and Capital Resources

     As of March 31, 2005, we had working capital of approximately $202.2 million, including cash and cash equivalents of $68.3 million. For the three months ended March 31, 2005, our significant sources of cash flow included:

•	$84.9 million provided by operations,

•	$7.3 million from the exercise of stock options, and

•	$8.2 million in proceeds from sales and pending sales of property and equipment.

     We used $61.8 million to purchase land drilling assets from Key Energy Services, Inc., $6.7 million to pay dividends on the Company’s common stock and $77.8 million:

•	to make capital expenditures for the betterment and refurbishment of our drilling rigs,

•	to acquire and procure drilling equipment,

•	to fund capital expenditures for our pressure pumping and drilling and completion fluids divisions, and

•	to fund leasehold acquisition and exploration and development of oil and natural gas properties.

     In January 2005, the Company purchased land drilling assets from Key Energy Services, Inc. for $61.8 million. The assets acquired included 25 active and 10 stacked land-based drilling rigs, related drilling equipment, four yard facilities and a rig moving fleet consisting of approximately 45 trucks and 100 trailers. The transaction was accounted for as an acquisition of assets and the purchase price was allocated among the assets acquired based on their estimated fair market values.

     On April 27, 2005, the Company’s Board of Directors approved a quarterly cash dividend of $0.04 on each share of its common stock to be paid on June 1, 2005 to holders of record on May 16, 2005. The amount and timing of all future dividend payments is subject to the discretion of the Board of Directors and will depend upon business conditions, results of operations, financial condition, terms of the Company’s credit facilities and other factors.

     We believe that the current level of cash and short-term investments, together with cash generated from operations, should be sufficient to meet our capital needs. From time to time, acquisition opportunities are evaluated. The timing, size or success of any acquisition and the associated capital commitments are unpredictable. Should opportunities for growth requiring capital arise, we believe we would be able to satisfy these needs through a combination of working capital, cash generated from operations, our existing credit facility and additional debt or equity financing. However, there can be no assurance that such capital would be available.

Results of Operations

The following tables summarize operations by business segment for the three months ended March 31, 2005 and 2004:

Contract Drilling	2005	2004	% Change
	(dollars in thousands)
Revenues	$295,389	$179,175	64.9%
Direct operating costs	$175,466	$127,991	37.1%
Selling, general, and administrative	$1,222	$1,095	11.6%
Depreciation	$28,999	$23,001	26.1%
Operating income	$89,702	$27,088	231.2%
Operating days	23,657	17,964	31.7%
Average revenue per operating day	$12.49	$9.97	25.3%
Average direct operating costs per operating day	$7.42	$7.12	4.2%
Number of owned rigs at end of period	396	361	9.7%
Average number of rigs owned during period	391	353	10.8%
Average rigs operating	263	197	33.5%
Rig utilization percentage	67%	56%	19.6%
Capital expenditures	$59,335	$28,380	109.1%

     Revenues and direct operating costs increased as a result of the increased number of operating days, as well as an increase in the average revenue and average direct operating costs per operating day. Operating days and average rigs operating increased as a result of the acquisition of land drilling assets from Key Energy Services, Inc. in January 2005, the acquisition of TMBR in February 2004 and increased demand for our contract drilling services. Average revenue per operating day increased as a result of increased demand and pricing for our drilling services. Significant capital expenditures were incurred during the first quarter of 2005 to activate additional drilling rigs to meet increased demand, to modify and upgrade our existing drilling rigs and to acquire additional related equipment such as drill pipe, drill collars, engines, fluid circulating systems, rig hoisting systems and safety enhancement equipment. Increased depreciation expense was due to acquisitions completed and significant capital expenditures in 2004 and the first quarter of 2005.

Pressure Pumping	2005	2004	% Change
	(dollars in thousands)
Revenues	$16,693	$14,250	17.1%
Direct operating costs	$10,364	$8,088	28.1%
Selling, general, and administrative	$2,202	$1,793	22.8%
Depreciation	$1,572	$1,145	37.3%
Operating income	$2,555	$3,224	(20.8)%
Total jobs	1,909	1,688	13.1%
Average revenue per job	$8.74	$8.44	3.6%
Average direct operating costs per job	$5.43	$4.79	13.4%
Capital expenditures	$7,658	$5,822	31.5%

     Revenues and direct operating costs for our pressure pumping operations increased as a result of the increased number of jobs, as well as an increase in the average revenue and average direct operating costs per job. The increase in jobs was largely attributable to increased operating capacity which was added in 2004 and the first quarter of 2005. Average direct operating costs per job increased in 2005 primarily as a result of increases in the cost of sand and other materials used in our operations. Selling, general and administrative expenses increased largely as a result of the expanding operations of the pressure pumping segment. Increased depreciation expense for the 2005 quarter was largely due to the expansion of the pressure pumping segment through capital expenditures during 2004 and the first quarter of 2005.

Drilling and Completion Fluids	2005	2004	% Change
	(dollars in thousands)
Revenues	$29,406	$18,139	62.1%
Direct operating costs	$23,949	$15,639	53.1%
Selling, general, and administrative	$2,195	$1,710	28.4%
Depreciation	$560	$568	(1.4)%
Operating income	$2,702	$222	1,117%
Total jobs	527	518	1.7%
Average revenue per job	$55.80	$35.02	59.3%
Average direct operating costs per job	$45.44	$30.19	50.5%
Capital expenditures	$586	$211	177.7%

     Revenues and direct operating costs increased during the first quarter of 2005 compared to the first quarter of 2004 primarily as a result of an increase in the average revenue and direct operating costs per job. Average revenue and direct operating costs per job increased primarily as a result of an increase in the number of larger jobs in the Gulf of Mexico during the first quarter of 2005. Selling, general and administrative expense increased in 2005 primarily due to increased incentive compensation resulting from higher profitability levels.

Oil and Natural Gas Production and Exploration	2005	2004	% Change
	(dollars in thousands, except sales prices)
Revenues	$9,105	$7,215	26.2%
Direct operating costs	$2,170	$1,568	38.4%
Selling, general, and administrative	$501	$413	21.3%
Depreciation, depletion and impairment	$3,106	$2,458	26.4%
Operating income	$3,328	$2,776	19.9%
Capital expenditures	$5,021	$3,532	42.2%
Average net daily oil production (Bbls)	897	929	(3.4)%
Average net daily gas production (Mcf)	8,599	7,641	12.5%
Average oil sales price (per Bbl)	$51.49	$33.88	52.0%
Average gas sales price (per Mcf)	$6.21	$5.39	15.2%

     Revenues and direct operating costs increased in the first quarter of 2005 compared to the first quarter of 2004, primarily due to increased production of natural gas. Revenues further increased as a result of the increased market prices received for oil and natural gas. Increased production of natural gas was primarily due to the properties added in the acquisition of TMBR in February 2004, as well as increased capital expended during 2004 and the first three months of 2005 to further develop the newly acquired properties. Depreciation, depletion and impairment expense increased in 2005 primarily as a result of increased production of natural gas and an increase of approximately $130,000 of expenses incurred to impair certain oil and natural gas properties.

Corporate and Other	2005	2004	% Change
	(in thousands)
Selling, general, and administrative	$3,559	$1,787	99.2%
Bad debt expense	$223	$90	147.8%
Depreciation	$163	$111	46.8%
Other income from operations	$(90)	$1,188	N/A %
Interest income	$433	$251	72.5%
Interest expense	$66	$76	(13.2)%
Other income	$4	$85	(95.3)%
Capital expenditures	$5,200	$—	N/A %

     Selling, general and administrative expenses increased primarily as a result of increased professional expenses, including expenses incurred during 2005 to comply with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, and additional compensation expense related to the issuance of restricted shares to certain key employees in the second quarter of 2004. Other income from operations in 2004 primarily includes $1.2 million from the sale of scrap metal. During 2005, we exchanged our existing airplane plus $5.2 million cash for a used airplane that is capable of direct flights throughout the areas in which we travel on business.

Volatility of Oil and Natural Gas Prices and its Impact on Operations

     Our revenue, profitability, and future rate of growth are substantially dependent upon prevailing prices for oil and natural gas, with respect to all of our operating segments. For many years, oil and natural gas prices and markets have been volatile. Prices are affected by market supply and demand factors as well as international military, political and economic conditions, and the ability of OPEC, to set and maintain production and price targets. All of these factors are beyond our control. Natural gas prices fell from an average of $6.23 per Mcf in the first quarter of 2001 to an average of $2.51 per Mcf for the same period in 2002. During this same period, the average number of our rigs operating dropped by approximately 50%. The average market price of natural gas improved from $3.36 in 2002 to $5.45 in 2003 to $5.95 in 2004 and $6.46 in the first quarter of 2005, resulting in an increase in demand for our drilling services. Our average number of rigs operating increased from 126 in 2002 to 188 in 2003 to 211 in 2004 and 263 in the first quarter of 2005. We expect oil and natural gas prices to continue to be volatile and to affect our financial condition and operations and ability to access sources of capital.

     The North American land drilling industry has experienced many downturns in demand over the last decade. During these periods, there have been substantially more drilling rigs available than necessary to meet demand. As a result, drilling contractors have had difficulty sustaining profit margins.

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

     We conduct some business in Canadian dollars through our Canadian land-based drilling operations. The exchange rate between Canadian dollars and U.S. dollars has fluctuated during the last several years. If the value of the Canadian dollar against the U.S. dollar weakens, revenues and earnings of our Canadian operations will be reduced when they are translated to U.S. dollars. Also, the value of our Canadian net assets in U.S. dollars may decline.

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

     There were no changes in our internal control over financial reporting that occurred during our last fiscal quarter ended March 31, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

     For a more complete explanation of these various factors and others, see “Forward Looking Statements and Cautionary Statements for Purposes of the ‘Safe Harbor’ Provisions of the Private Securities Litigation Reform Act of 1995” included in our Annual Report on Form 10-K for the year ended December 31, 2004, beginning on page 14.

     You are cautioned not to place undue reliance on any of our forward-looking statements, which speak only as of the date of this Report or in the case of documents incorporated by reference, the date of those documents.

PART II - OTHER INFORMATION

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

DATED: April 29, 2005