Form 10-Q
period 2005-09-30
PATTERSON UTI ENERGY INC
filed 2005-10-28
CIK 889900

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005
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
172,801,959 shares of common stock, $0.01 par value, as of October 26, 2005

PATTERSON-UTI ENERGY, INC. AND SUBSIDIARIES

		Page
PART I — Financial Information

ITEM 1.	Financial Statements

	Unaudited condensed consolidated balance sheets	3

	Unaudited condensed consolidated statements of income	4

	Unaudited condensed consolidated statement of changes in stockholders’ equity	5

	Unaudited condensed consolidated statements of changes in cash flows	6

	Notes to unaudited condensed consolidated financial statements	7

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk	24

ITEM 4.	Controls and Procedures	24

Forward Looking Statements and Cautionary Statements for Purposes of the “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995		25

PART II — Other Information

ITEM 6.	Exhibits	26

Signatures		27

Certification of CEO Pursuant to Rule 13a-14(a)/Rule 15d-14(a)
Certification of CFO Pursuant to Rule 13a-14(a)/Rule 15d-14(a)
Certification of CEO and CFO Pursuant to Section 906

PART I — FINANCIAL INFORMATION
ITEM 1. Financial Statements
     The following unaudited condensed consolidated financial statements include all adjustments which, in the opinion of management, are necessary in order to make such financial statements not misleading.
PATTERSON-UTI ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(in thousands, except share data)

	September 30,	December 31,
	2005	2004
ASSETS

Current assets:
Cash and cash equivalents	$131,211	$112,371
Accounts receivable, net of allowance for doubtful accounts of $2,431 at September 30, 2005 and $1,909 at December 31, 2004	362,976	214,097
Inventory	20,916	17,738
Deferred tax assets, net	19,688	15,991
Other	26,738	26,836

Total current assets	561,529	387,033
Property and equipment, at cost, net	1,048,561	828,875
Goodwill	101,326	101,326
Other	5,065	5,677

Total assets	$1,716,481	$1,322,911

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable:
Trade	$89,964	$54,553
Accrued revenue distributions	14,379	11,297
Other	2,956	2,309
Accrued federal and state income taxes payable	30,854	2,754
Accrued expenses	102,493	79,163

Total current liabilities	240,646	150,076
Deferred tax liabilities, net	171,542	162,040
Other	4,122	3,256

Total liabilities	416,310	315,372

Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock, par value $.01; authorized 1,000,000 shares, no shares issued	—	—
Common stock, par value $.01; authorized 300,000,000 shares with 175,791,288 and 171,625,841 issued and 172,678,192 and 168,512,745 outstanding at September 30, 2005 and December 31, 2004, respectively	1,758	1,716
Additional paid-in capital	671,303	597,280
Deferred compensation	(11,018)	(5,420)
Retained earnings	642,596	415,489
Accumulated other comprehensive income	8,669	11,611
Treasury stock, at cost, 3,113,096 shares	(13,137)	(13,137)

Total stockholders’ equity	1,300,171	1,007,539

Total liabilities and stockholders’ equity	$1,716,481	$1,322,911

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PATTERSON-UTI ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(in thousands, except per share amounts)

	Three Months Ended		Nine months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Operating revenues:
Contract drilling	$401,046	$206,454	$1,025,938	$573,851
Pressure pumping	27,640	19,663	66,358	48,490
Drilling and completion fluids	29,819	23,455	88,812	65,018
Oil and natural gas	10,234	9,602	28,146	25,104

	468,739	259,174	1,209,254	712,463

Operating costs and expenses:
Contract drilling	202,956	140,608	558,607	402,986
Pressure pumping	15,662	10,455	38,648	26,871
Drilling and completion fluids	24,062	19,851	71,857	55,327
Oil and natural gas	2,365	1,715	6,953	6,051
Depreciation, depletion and impairment	39,216	30,789	110,575	88,523
Selling, general and administrative	10,571	8,309	30,175	23,017
Bad debt expense	50	192	416	499
Other	346	(153)	1,844	(1,528)

	295,228	211,766	819,075	601,746

Operating income	173,511	47,408	390,179	110,717

Other income (expense):
Interest income	944	233	2,011	688
Interest expense	(56)	(75)	(179)	(205)
Other	19	56	39	313

	907	214	1,871	796

Income before income taxes	174,418	47,622	392,050	111,513

Income tax expense (benefit):
Current	66,147	11,996	144,226	31,200
Deferred	(1,864)	5,662	276	10,060

	64,283	17,658	144,502	41,260

Net income	$110,135	$29,964	$247,548	$70,253

Net income per common share:
Basic	$0.64	$0.18	$1.46	$0.42

Diluted	$0.63	$0.18	$1.43	$0.42

Weighted average number of common shares outstanding:
Basic	171,613	167,006	169,846	165,744

Diluted	174,587	169,664	173,211	168,795

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PATTERSON-UTI ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)
(in thousands)

						Accumulated
	Common Stock		Additional			other
	Number		paid-in	Deferred	Retained	comprehensive	Treasury
	of shares	Amount	capital	compensation	earnings	income	stock	Total
Balance, December 31, 2004	171,626	$1,716	$597,280	$(5,420)	$415,489	$11,611	$(13,137)	$1,007,539
Issuance of restricted stock	305	3	8,040	(8,043)	—	—	—	—
Amortization of deferred compensation expense	—	—	—	2,121	—	—	—	2,121
Forfeitures of restricted shares	(17)	—	(324)	324	—	—	—	—
Exercise of stock options	3,877	39	42,260	—	—	—	—	42,299
Tax benefit related to exercise of stock options	—	—	24,047	—	—	—	—	24,047
Foreign currency translation adjustment, net of tax of $5.0 million	—	—	—	—	—	(2,942)	—	(2,942)
Payment of cash dividend	—	—	—	—	(20,441)	—	—	(20,441)
Net income	—	—	—	—	247,548	—	—	247,548

Balance, September 30, 2005	175,791	$1,758	$671,303	$(11,018)	$642,596	$8,669	$(13,137)	$1,300,171

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PATTERSON-UTI ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN CASH FLOWS (Unaudited)
(in thousands)

	Nine months Ended
	September 30,
	2005	2004
Cash flows from operating activities:
Net income	$247,548	$70,253
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and impairment	110,575	88,523
Provision for bad debts	416	499
Deferred income tax expense	276	10,060
Tax benefit related to exercise of stock options	24,047	6,682
Amortization of deferred compensation expense	2,121	749
Gain on sale of assets	(1,583)	(1,528)
Changes in operating assets and liabilities, net of business acquired:
Accounts receivable	(148,825)	(34,480)
Income taxes receivable	—	21,825
Inventory and other current assets	(4,044)	(6,997)
Accounts payable	38,568	2,820
Income taxes payable	28,373	—
Accrued expenses	22,662	(5,416)
Other liabilities	1,513	(6,729)

Net cash provided by operating activities	321,647	146,261

Cash flows from investing activities:
Acquisitions, net of cash acquired	(73,577)	(32,514)
Purchases of property and equipment	(264,898)	(136,835)
Proceeds from sales of property and equipment	12,502	2,631
Restricted cash deposited to collateralize retained insurance losses	—	(11,316)
Change in other assets	1,766	—

Net cash used in investing activities	(324,207)	(178,034)

Cash flows from financing activities:
Purchase of treasury stock	—	(1,482)
Dividends paid	(20,441)	(6,674)
Proceeds from exercise of stock options	42,299	9,293

Net cash provided by financing activities	21,858	1,137

Effect of foreign exchange rate changes on cash	(458)	(81)

Net increase (decrease) in cash and cash equivalents	18,840	(30,717)
Cash and cash equivalents at beginning of period	112,371	100,483

Cash and cash equivalents at end of period	$131,211	$69,766

Supplemental disclosure of cash flow information:
Net cash paid during the period for:
Interest expense	$179	$205
Income taxes	$85,824	$500
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

PATTERSON-UTI ENERGY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-
CONTINUED
1. Basis of Consolidation and Presentation – (continued)
     The Company provides a dual presentation of its earnings per share in its Unaudited Condensed Consolidated Statements of Income: Basic Earnings per Share (“Basic EPS”) and Diluted Earnings per Share (“Diluted EPS”). Basic EPS excludes dilution and is computed by dividing net income by the weighted average number of common shares outstanding. Diluted EPS is based on the weighted-average number of common shares outstanding and the assumed exercise of dilutive instruments, including stock options, warrants and restricted shares, less the number of treasury shares assumed to be purchased with the exercise proceeds. For the three and nine months ended September 30, 2005 and 2004, all potentially dilutive options and warrants were included in the calculation of Diluted EPS. The following table presents information necessary to calculate earnings per share for the three and nine months ended September 30, 2005 and 2004 as well as cash dividends per share paid during the three and nine months ended September 30, 2005 and 2004 (in thousands, except per share amounts).

	Three months ended		Nine months ended
	September 30,		September 30,
	2005	2004	2005	2004
Net income	$110,135	$29,964	$247,548	$70,253
Weighted average common shares outstanding	171,613	167,006	169,846	165,744

Basic earnings per share	$0.64	$0.18	$1.46	$0.42

Weighted average common shares outstanding	171,613	167,006	169,846	165,744
Dilutive effect of stock options and restricted shares	2,974	2,658	3,365	3,051

Weighted average dilutive common shares outstanding	174,587	169,664	173,211	168,795

Diluted earnings per share	$0.63	$0.18	$1.43	$0.42

Cash dividends per share (a)	$0.04	$0.02	$0.12	$0.04

(a) During March, June and September of 2005, cash dividends of $6.7 million, $6.8 million and $6.9 million, respectively, were paid on outstanding shares of 168,679,334, 169,741,460 and 172,591,361, respectively. During June and September of 2004, cash dividends of $3.3 million were paid on outstanding shares of 166,786,254 and 166,988,651, respectively.
     The results of operations for the three and nine months ended September 30, 2005 are not necessarily indicative of the results to be expected for the full year.
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
     On September 29, 2005, the Company acquired five land-based drilling rigs and related drilling equipment for $8.2 million. The transaction was accounted for as an acquisition of assets and the purchase price was allocated among the assets acquired based on their estimated fair market values.

PATTERSON-UTI ENERGY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-
CONTINUED
3. Stock-based Compensation
     During June 2005, the Company’s shareholders approved the Patterson-UTI Energy, Inc. 2005 Long-Term Incentive Plan (the “2005 Plan”). In addition, the Board of Directors adopted a resolution that no future grants would be made under any of the previously existing equity plans of the Company. The Company accounts for activity under the 2005 Plan and previous activity of its other equity plans using the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and related interpretations. During the second quarters of 2004 and 2005 and the third quarter of 2005, the Company granted restricted shares of the Company’s common stock (the “Restricted Shares”) to certain key employees under the Patterson-UTI Energy, Inc. 1997 Long-Term Incentive Plan, as amended, and the 2005 Plan. As required by APB 25, the Restricted Shares were valued based upon the market price of the Company’s common stock on the date of the grant. The resulting value is being amortized over the vesting period of the stock. For the three and nine months ended September 30, 2005, compensation expense of $639,000 and $1.3 million, net of $29,000 and $160,000 of forfeitures and of $374,000 and $782,000 of taxes, respectively, was included as a reduction in net income. Compensation expense of $306,000 and $471,000, net of $180,000 and $278,000 of taxes, was included as a reduction in net income for the three and nine months ended September 30, 2004, respectively. Other than the Restricted Shares discussed above, no additional stock-based employee compensation expense is reflected in net income, as all options granted under the plans discussed above had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and net income per share if the Company had applied the fair value recognition provisions of Financial Accounting Standards Board Statement No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), to stock-based employee compensation (in thousands, except per share amounts):

	Three months ended		Nine months ended
	September 30,		September 30,
	2005	2004	2005	2004
Net income, as reported	$110,135	$29,964	$247,548	$70,253
Add: Stock-based employee compensation expense recorded, net of forfeitures and taxes	639	306	1,339	471
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(3,426)	(3,468)	(9,484)	(9,794)

Pro-forma net income	$107,348	$26,802	$239,403	$60,930

Net income per common share:
Basic, as reported	$0.64	$0.18	$1.46	$0.42

Basic, pro-forma	$0.63	$0.16	$1.41	$0.37

Diluted, as reported	$0.63	$0.18	$1.43	$0.42

Diluted, pro-forma	$0.62	$0.16	$1.40	$0.36

PATTERSON-UTI ENERGY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-
CONTINUED
4. Comprehensive Income (Expense)
     The following table illustrates the Company’s comprehensive income (expense) including the effects of foreign currency translation adjustments for the three and nine months ended September 30, 2005 and 2004 (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2005	2004	2005	2004
Net income	$110,135	$29,964	$247,548	$70,253
Other comprehensive income (expense):
Foreign currency translation adjustment related to our Canadian operations, net of tax	2,286	2,957	(2,942)	1,066

Comprehensive income, net of tax	$112,421	$32,921	$244,606	$71,319

5. Property and Equipment
     Property and equipment consisted of the following at September 30, 2005 and December 31, 2004 (in thousands):

	September 30,	December 31,
	2005	2004
Drilling rigs and related equipment	$1,494,878	$1,217,497
Other equipment	107,663	83,683
Oil and natural gas properties	77,349	82,711
Buildings	15,770	13,008
Land	5,586	3,949

	1,701,246	1,400,848
Less accumulated depreciation and depletion	(652,685)	(571,973)

	$1,048,561	$828,875

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

	Three months ended		Nine months ended
	September 30,		September 30,
	2005	2004	2005	2004
Revenues:
Contract drilling (a)	$401,626	$207,808	$1,028,230	$577,824
Pressure pumping	27,640	19,663	66,358	48,490
Drilling and completion fluids (b)	29,842	23,475	88,994	65,146
Oil and natural gas	10,234	9,602	28,146	25,104

Total segment revenues	469,342	260,548	1,211,728	716,564
Elimination of intercompany revenues (a)(b)	603	1,374	2,474	4,101

Total revenues	$468,739	$259,174	$1,209,254	$712,463

Income before income taxes:
Contract drilling	$163,442	$39,628	$369,477	$95,223
Pressure pumping	7,691	6,199	15,779	12,787
Drilling and completion fluids	2,536	1,100	8,031	2,488
Oil and natural gas	4,098	3,674	10,532	7,217

	177,767	50,601	403,819	117,715
Corporate and other	(4,256)	(3,193)	(13,640)	(6,998)
Interest income	944	233	2,011	688
Interest expense	(56)	(75)	(179)	(205)
Other	19	56	39	313

Income before income taxes	$174,418	$47,622	$392,050	$111,513

	September 30,	December 31,
	2005	2004
Identifiable assets:
Contract drilling	$1,363,364	$1,044,147
Pressure pumping	70,527	62,866
Drilling and completion fluids	75,289	38,196
Oil and natural gas	59,780	66,734

	1,568,960	1,211,943
Corporate and other (c)	147,521	110,968

Total assets	$1,716,481	$1,322,911

(a)	Includes contract drilling intercompany revenues of approximately $580,000 and $1.4 million for the three months ended September 30, 2005 and 2004, respectively, and approximately $2.3 million and $4.0 million for the nine months ended September 30, 2005 and 2004, respectively.

(b)	Includes drilling and completion fluids intercompany revenues of approximately $23,000 and $20,000 for the three months ended September 30, 2005 and 2004, respectively, and approximately $182,000 and $128,000 for the nine months ended September 30, 2005 and 2004, respectively.

(c)	Corporate assets primarily include cash on hand managed by the parent corporation and certain deferred federal income tax assets.

PATTERSON-UTI ENERGY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-
CONTINUED
7. Recently Issued Accounting Standards
     The Financial Accounting Standards Board (“FASB”) issued Staff Position FIN 47, Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143, in March 2005. The Interpretation is effective no later than the end of fiscal years ending after December 15, 2005. The statement clarifies the term “conditional asset retirement obligation” as used in FASB 143. The Company believes that it is already in compliance with the statement and does not expect any impact on its financial position or results of operations when adopted.
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
     The FASB issued Statement of Financial Accounting Standards No. 154, Accounting Changes and Error Corrections – a replacement of APB Opinion No. 20 and FASB Statement No. 3 (“SFAS 154”). SFAS 154 is effective, and will be adopted, for accounting changes made in fiscal years beginning after December 15, 2005 and is to be applied retrospectively. SFAS 154 requires that retroactive application of a change in accounting principle be limited to the direct effects of the change. Adoption is not expected to have a material effect on the Company’s financial position or results of operations.

PATTERSON-UTI ENERGY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-
CONTINUED
8. Goodwill
     Goodwill is evaluated to determine if the fair value of an asset has decreased below its carrying value. At December 31, 2004 the Company performed its annual goodwill evaluation and determined no adjustment to impair goodwill was necessary. Goodwill as of September 30, 2005 and December 31, 2004 is as follows (in thousands):

	September 30,	December 31,
	2005	2004
Drilling:
Goodwill at beginning of year	$91,362	$41,215
Changes to goodwill	—	50,147

Goodwill at end of period	91,362	91,362

Drilling and completion fluids:
Goodwill at beginning of year	$9,964	$9,964
Changes to goodwill	—	—

Goodwill at end of period	9,964	9,964

Total goodwill	$101,326	$101,326

9. Accrued Expenses
     Accrued expenses consisted of the following at September 30, 2005 and December 31, 2004 (in thousands):

	September 30,	December 31,
	2005	2004
Salaries, wages, payroll taxes and benefits	$31,036	$21,245
Workers’ compensation liability	42,277	38,677
Sales, use and other taxes	11,659	5,863
Insurance, other than workers’ compensation	9,542	7,061
Other	7,979	6,317

	$102,493	$79,163

10. Asset Retirement Obligation
     Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations,” (“SFAS No. 143”), requires that the Company record a liability for the estimated costs to be incurred in connection with the abandonment of oil and natural gas properties in the future. The following table describes the changes to our asset retirement obligations during the nine months ended September 30, 2005 and 2004 (in thousands):

	2005	2004
Balance at beginning of year	$2,358	$1,163
Liabilities incurred*	61	1,242
Liabilities settled	(801)	(144)
Accretion expense	55	52

Asset retirement obligation at end of period	$1,673	$2,313

*	The 2004 amount includes $1,091 of liabilities assumed in the acquisition of TMBR/Sharp Drilling, Inc. (“TMBR”).

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
     The Company has signed non-cancelable commitments to purchase $93.0 million of equipment to be received throughout 2006.
     We are also party to various legal proceedings arising in the normal course of our business. We do not believe that the outcome of these proceedings, either individually or in the aggregate, will have a material adverse effect on our financial condition.
12. Stockholders’ Equity
     On February 16, 2005, April 27, 2005 and July 27, 2005, the Company’s Board of Directors approved cash dividends on its common stock in the amount of $0.04 per share. The cash dividends of approximately $6.7 million, $6.8 million and $6.9 million were paid on March 4, 2005, June 1, 2005 and September 1, 2005, respectively. The amount and timing of all future dividend payments is subject to the discretion of the Board of Directors and will depend upon business conditions, results of operations, financial condition, terms of the Company’s credit facilities and other factors.
13. Subsequent Event
     On October 26, 2005, the Company’s Board of Directors approved a quarterly cash dividend of $0.04 on each outstanding share of its common stock. The dividend is to be paid on December 1, 2005 to holders of record as of November 15, 2005.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     Management Overview — We are a leading provider of contract services to the North American oil and natural gas industry. Our services primarily involve the drilling, on a contract basis, of land-based oil and natural gas wells and, to a lesser extent, we provide pressure pumping services and drilling and completion fluid services. In addition to the aforementioned contract services, we also engage in the development, exploration, acquisition and production of oil and natural gas. For the three and nine months ended September 30, 2005 and 2004, our operating revenues consisted of the following (dollars in thousands):

	Three Months Ended				Nine months Ended
	September 30,				September 30,
	2005		2004		2005		2004
Contract drilling	$401,046	86%	$206,454	80%	$1,025,938	85%	$573,851	81%
Pressure pumping	27,640	6	19,663	7	66,358	6	48,490	7
Drilling and completion fluids	29,819	6	23,455	9	88,812	7	65,018	9
Oil and natural gas	10,234	2	9,602	4	28,146	2	25,104	3

	$468,739	100%	$259,174	100%	$1,209,254	100%	$712,463	100%

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
     We have been a leading consolidator of the land-based contract drilling industry over the past several years, increasing our drilling fleet to 403 rigs as of September 30, 2005. Based on publicly available information, we believe we are the second largest owner of land-based drilling rigs in North America. Growth by acquisition has been a corporate strategy intended to expand both revenues and profits.
     The profitability of our business is most readily assessed by two primary indicators: our average number of rigs operating and our average revenue per operating day. During the third quarter of 2005, our average number of rigs operating increased to 283 from 265 in the second quarter of 2005 and 216 in the third quarter of 2004. Our average revenue per operating day increased to $15,410 in the third quarter of 2005 from $13,690 in the second quarter of 2005 and $10,400 in the third quarter of 2004. Primarily due to these improvements, we experienced an increase of approximately $80 million, or 268%, in consolidated net income for the third quarter of 2005 as compared to the third quarter of 2004.
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
     Management believes that the liquidity of our balance sheet as of September 30, 2005, which includes approximately $321 million in working capital (including $131 million in cash), no long-term debt and $144 million available under a $200 million line of credit (availability of $56 million is reserved for outstanding letters of credit), provides us with the ability to pursue acquisition opportunities, expand into new regions, make improvements to our assets and survive downturns in our industry.

     Commitments and Contingencies — The Company maintains letters of credit in the aggregate amount of approximately $56 million for the benefit of various insurance companies as collateral for retrospective premiums and retained losses which could become payable under the terms of the underlying insurance contracts. These letters of credit expire at various times during each calendar year. No amounts have been drawn under the letters of credit.
     The Company has signed non-cancelable commitments to purchase $93.0 million of equipment to be received throughout 2006.
     Trading and Investing — We have not engaged in trading activities that include high-risk securities, such as derivatives and non-exchange traded contracts. We invest cash primarily in highly liquid, short-term investments such as overnight deposits, money markets, and highly rated municipal and commercial bonds.
     Description of Business — We conduct our contract drilling operations in Texas, New Mexico, Oklahoma, Louisiana, Mississippi, Colorado, Utah, Wyoming, Montana, North Dakota, South Dakota and Western Canada. As of September 30, 2005, we owned 403 drilling rigs. We provide pressure pumping services to oil and natural gas operators primarily in the Appalachian Basin. These services consist primarily of well stimulation and cementing for completion of new wells and remedial work on existing wells. We provide drilling fluids, completion fluids and related services to oil and natural gas operators in Texas, Southeastern New Mexico, Oklahoma, the Gulf Coast region of Louisiana and the Gulf of Mexico. Drilling and completion fluids are used by oil and natural gas operators during the drilling process to control pressure when drilling oil and natural gas wells. We are also engaged in the development, exploration, acquisition and production of oil and natural gas. Our oil and natural gas operations are focused primarily in producing regions in West and South Texas, Southeastern New Mexico, Utah and Mississippi.
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
     Property and equipment — Property and equipment, including betterments which extend the useful life of the asset, are stated at cost. Maintenance and repairs are charged to expense when incurred. We provide for the depreciation of our property and equipment using the straight-line method over their estimated useful lives. Our method of depreciation does not change when equipment becomes idle; we continue to depreciate idled equipment on a straight-line basis. No provision for salvage value is considered in determining depreciation of our property and equipment. We review our assets for impairment when events or changes in circumstances indicate that the carrying values of certain assets either exceed their respective fair values or may not be recovered over their estimated remaining useful lives. The cyclical nature of our industry has resulted in fluctuations in rig utilization over periods of time. Management believes that the contract drilling industry will continue to be cyclical and rig utilization will fluctuate. Based on management’s expectations of future trends we estimate future cash flows in our assessment of impairment assuming the following four-year industry cycle: one year projected with low utilization, one year projected as a recovery period with improving utilization and the remaining two years projecting higher utilization. Provisions for asset impairment are charged to income when estimated future cash flows, on an undiscounted basis, are less than the asset’s net book value. Impairment charges are recorded based on discounted cash flows. There were no impairment charges to property and equipment during the nine months ended September 30, 2005 or 2004.
     Oil and natural gas properties — Oil and natural gas properties are accounted for using the successful efforts method of accounting. Under the successful efforts method of accounting, exploration costs which result in the discovery of oil and natural gas reserves and all development costs are capitalized to the appropriate well. Exploration costs which do not result in discovering oil and natural gas reserves are charged to expense when such determination is made. In accordance with SFAS 19, costs of exploratory wells are initially capitalized to wells in progress until the outcome of the drilling is known. We review wells in progress quarterly to determine the related reserve classification. If the reserve classification is uncertain after one year following the completion of drilling, we consider the costs of the well to be impaired and recognize the costs as expense. Geological and geophysical costs, including seismic costs and costs to carry and retain undeveloped properties, are charged to expense when incurred. The capitalized costs of both developmental and successful exploratory type wells, consisting of lease and well equipment, lease acquisition costs, and intangible development costs, are depreciated, depleted, and amortized on the units-of-production method, based on petroleum engineer estimates of proved oil and natural gas reserves of each respective field. We review our proved oil and natural gas properties for impairment when an event occurs such as downward revisions in reserve estimates or decreases in oil and natural gas prices. Proved properties are grouped by field and undiscounted cash flow estimates are provided by our reserve engineer. If the net book value of a field exceeds its undiscounted cash flow estimate, impairment expense is measured and recognized as the difference between its net book value and discounted cash flow. Unproved oil and natural gas properties are reviewed quarterly to determine impairment. Our intent to drill, lease expiration, and abandonment of area are considered. Assessment of impairment is made on a lease-by-lease basis. If an unproved property is determined to be impaired, then costs related to that property are expensed. Impairment expense of approximately $702,000 and $1.5 million for the three and nine months ended September 30, 2005, respectively, and $891,000 and $3.0 million for the three and nine months ended September 30, 2004, respectively, is included in depreciation, depletion and impairment in the accompanying financial statements.
     The Company adopted Staff Position Financial Accounting Standard 19-1, Accounting for Suspended Well Costs (“FAS 19-1”), on July 1, 2005. At that time, the Company evaluated exploration costs capitalized as wells-in-progress in accordance with FAS 19-1 and determined that no projects with capitalized costs were impaired.
     Changes in exploration costs capitalized as wells-in-progress, excluding costs capitalized and subsequently expensed in the same period, are provided below. Amounts for periods after June 30, 2005 reflect the requirements of FAS 19-1; prior period amounts reflect previous accounting policy (in thousands).

	Period ending
	September 30,	December 31,
	2005	2004	2003
Wells-in-progress, January 1	$3,860	$1,166	$108
Costs impaired upon adoption of FAS 19-1	—	—	—
Exploration costs incurred	2,401	4,903	1,312
Reductions:
Costs related to proved reserves transferred to completed wells	(3,525)	(1,986)	(254)
Costs impaired	—	(223)	—

Wells-in-progress, end of period	$2,736	$3,860	$1,166

      The following table provides the length of time and amount of capitalized exploration costs which are classified as wells-in-progress for each of the respective periods (in thousands).

	Period ending
	September 30,	December 31,
Costs of wells-in-progress:	2005	2004	2003
For one year or less	$2,736	$3,860	$1,166
For more than one year	—	—	—

End of period	$2,736	$3,860	$1,166

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
Liquidity and Capital Resources
     As of September 30, 2005, we had working capital of approximately $321 million, including cash and cash equivalents of $131 million. For the nine months ended September 30, 2005, our significant sources of cash flow included:
•	$322 million provided by operations,

•	$42 million from the exercise of stock options, and

•	$13 million in proceeds from sales of property and equipment.

     We used $74 million to purchase land drilling assets from Key Energy Services, Inc. and six additional land-based drilling rigs, $20 million to pay dividends on the Company’s common stock and $265 million:
•	to make capital expenditures for the betterment and refurbishment of our drilling rigs,

•	to acquire and procure drilling equipment,

•	to fund capital expenditures for our pressure pumping and drilling and completion fluids divisions, and

•	to fund leasehold acquisition and exploration and development of oil and natural gas properties.
     In January 2005, the Company purchased land drilling assets of Key Energy Services, Inc. for $61.8 million. The assets acquired included 25 active and 10 stacked land-based drilling rigs, related drilling equipment, yard facilities and a rig moving fleet consisting of approximately 45 trucks and 100 trailers. In June 2005, the Company acquired one land-based drilling rig for $3.6 million. In September 2005, the Company acquired five land-based drilling rigs and related drilling equipment for $8.2 million. The transactions were accounted for as acquisitions of assets and the purchase price was allocated among the assets acquired based on their estimated fair market values.
     On February 16, 2005, April 27, 2005 and July 27, 2005, the Company’s Board of Directors approved cash dividends on its common stock in the amount of $0.04 per share. The dividends of approximately $6.7 million, $6.8 million and $6.9 million were paid on March 4, 2005, June 1, 2005 and September 1, 2005, respectively.
     On October 26, 2005, the Company’s Board of Directors approved a quarterly cash dividend of $0.04 on each outstanding share of its common stock to be paid on December 1, 2005 to holders of record on November 15, 2005. The amount and timing of all future dividend payments is subject to the discretion of the Board of Directors and will depend upon business conditions, results of operations, financial condition, terms of the Company’s credit facilities and other factors.
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

Results of Operations
The following tables summarize operations by business segment for the three months ended September 30, 2005 and 2004:

Contract Drilling	2005	2004	% Change
	(dollars in thousands)
Revenues	$401,046	$206,454	94.3%
Direct operating costs	$202,956	$140,608	44.3%
Selling, general and administrative	$1,292	$1,092	18.3%
Depreciation	$33,356	$25,126	32.8%
Operating income	$163,442	$39,628	312.4%
Operating days	26,015	19,855	31.0%
Average revenue per operating day	$15.41	$10.40	48.2%
Average direct operating costs per operating day	$7.80	$7.08	10.2%
Number of owned rigs at end of period	403	361	11.6%
Average number of rigs owned during period	398	361	10.2%
Average rigs operating	283	216	31.0%
Rig utilization percentage	71%	60%	18.3%
Capital expenditures	$95,539	$40,511	135.8%
     Revenues and direct operating costs increased as a result of the increased number of operating days, as well as an increase in the average revenue and average direct operating costs per operating day. Operating days and average rigs operating increased primarily as a result of increased demand for our contract drilling services and the acquisition of land drilling assets from Key Energy Services, Inc. in January 2005. Average revenue per operating day increased as a result of increased demand and pricing for our drilling services. Average direct operating costs per operating day increased primarily as a result of increased wage levels for field personnel. Significant capital expenditures were incurred during the third quarter of 2005 to activate additional drilling rigs to meet increased demand, to modify and upgrade our existing drilling rigs and to acquire additional related equipment such as drill pipe, drill collars, engines, fluid circulating systems, rig hoisting systems and safety enhancement equipment. Increased depreciation expense was due to acquisitions and capital expenditures in 2004 and 2005.

Pressure Pumping	2005	2004	% Change
	(dollars in thousands)
Revenues	$27,640	$19,663	40.6%
Direct operating costs	$15,662	$10,455	49.8%
Selling, general and administrative	$2,464	$1,725	42.8%
Depreciation	$1,823	$1,284	42.0%
Operating income	$7,691	$6,199	24.1%
Total jobs	2,714	2,200	23.4%
Average revenue per job	$10.18	$8.94	13.9%
Average direct operating costs per job	$5.77	$4.75	21.5%
Capital expenditures	$5,865	$3,508	67.2%
     Revenues and direct operating costs increased as a result of the increased number of jobs, as well as an increase in the average revenue and average direct operating cost per job. The increase in jobs was attributable to increased demand for our services and increased operating capacity which was added in 2004 and 2005. Increased average revenue per job was due to increased pricing for our services and an increase in the number of larger jobs. Average direct operating costs per job increased as a result of increases in the cost of sand and other materials used in our operations as well as an increase in the number of larger jobs. Selling, general and administrative expenses increased primarily as a result of the expanding operations of the pressure pumping segment. Increased depreciation expense for the 2005 quarter was largely due to the expansion of the pressure pumping segment through capital expenditures during 2004 and 2005. Significant capital expenditures were incurred during the third quarter of 2005 to modify and upgrade existing equipment and to add additional equipment to the segment’s expanded operations to meet increased demand.

Drilling and Completion Fluids	2005	2004	% Change
	(dollars in thousands)
Revenues	$29,819	$23,455	27.1%
Direct operating costs	$24,062	$19,851	21.2%
Selling, general and administrative	$2,402	$1,965	22.2%
Depreciation	$619	$539	14.8%
Other expense from operations	$200	—	N/A %
Operating income	$2,536	$1,100	130.5%
Total jobs	485	550	(11.8)%
Average revenue per job	$61.48	$42.65	44.2%
Average direct operating costs per job	$49.61	$36.09	37.5%
Capital expenditures	$687	$354	94.1%
     Revenues and direct operating costs increased as a result of an increase in the average revenue and direct operating costs per job. Average revenue and direct operating costs per job increased primarily as a result of an increase in the number of jobs completed in the Gulf of Mexico and a decrease in the number of smaller land-based jobs. Selling, general and administrative expense increased in 2005 primarily due to increased incentive compensation resulting from higher profitability levels. Other expense from operations in 2005 includes a charge of $200,000 representing the deductible portion of the Company’s insurance coverage for damage caused by the hurricanes in August and September 2005.

Oil and Natural Gas Production and Exploration	2005	2004	% Change
	(dollars in thousands, except sales prices)
Revenues	$10,234	$9,602	6.6%
Direct operating costs	$2,365	$1,715	37.9%
Selling, general and administrative	$545	$484	12.6%
Depreciation, depletion and impairment	$3,226	$3,729	(13.5)%
Operating income	$4,098	$3,674	11.5%
Capital expenditures	$3,858	$2,739	40.9%
Average net daily oil production (Bbls)	869	1,095	(20.6)%
Average net daily gas production (Mcf)	6,567	8,203	(19.9)%
Average oil sales price (per Bbl)	$60.42	$42.60	41.8%
Average gas sales price (per Mcf)	$7.75	$6.13	26.4%
     Revenues increased due to increased market prices for oil and natural gas. Average net daily oil and natural gas production decreased as a result of production declines and the sale of certain oil and natural gas properties during 2005. Depreciation, depletion and impairment expense includes approximately $702,000 and $891,000 of expenses incurred during the three months ended September 30, 2005 and 2004, respectively, to impair certain oil and natural gas properties. Depreciation and depletion further decreased in 2005 as a result of decreased oil and natural gas production.

Corporate and Other	2005	2004	% Change
	(in thousands)
Selling, general and administrative	$3,868	$3,043	27.1%
Bad debt expense	$50	$192	(74.0)%
Depreciation	$192	$111	73.0%
Other (income) expense from operations	$146	$(153)	N/A %
Interest income	$944	$233	305.2%
Interest expense	$56	$75	(25.3)%
Other income (expense)	$19	$56	(66.1)%
     Selling, general and administrative expenses increased primarily as a result of increased insurance costs, payroll taxes attributable to the exercise of employee stock options, compensation expense related to the issuance of restricted shares to certain key employees in the second quarter of 2005 and professional fees. Other (income) expense from operations in 2005 includes a charge of $675,000 to increase reserves related to the financial failure of a workers’ compensation insurance carrier used previously by the Company. This charge is partially offset by gains recognized on the sale of certain oil and natural gas properties and other equipment. Interest income increased as a result of higher cash balances and interest rates in 2005.

The following tables summarize operations by business segment for the nine months ended September 30, 2005 and 2004:

Contract Drilling	2005	2004	% Change
	(dollars in thousands)
Revenues	$1,025,938	$573,851	78.8%
Direct operating costs	$558,607	$402,986	38.6%
Selling, general and administrative	$3,719	$3,267	13.8%
Depreciation and amortization	$94,135	$72,375	30.1%
Operating income	$369,477	$95,223	288.0%
Operating days	73,746	56,292	31.0%
Average revenue per operating day	$13.91	$10.19	36.5%
Average direct operating costs per operating day	$7.57	$7.16	5.7%
Number of owned rigs at end of period	403	361	11.6%
Average number of rigs owned during period	395	358	10.3%
Average rigs operating	270	205	31.7%
Rig utilization percentage	68%	57%	19.3%
Capital expenditures	$224,667	$111,871	100.8%
     Revenues and direct operating costs increased as a result of the increased number of operating days, as well as an increase in the average revenue and average direct operating costs per operating day. Operating days and average rigs operating increased primarily as a result of the increased demand for our contract drilling services and the acquisition of land drilling assets from Key Energy Services, Inc. in January 2005. Average revenue per operating day increased as a result of increased demand and pricing for our drilling services. Significant capital expenditures were incurred during 2005 to activate additional drilling rigs to meet increased demand, to modify and upgrade our existing drilling rigs and to acquire additional related equipment such as drill pipe, drill collars, engines, fluid circulating systems, rig hoisting systems and safety enhancement equipment. Increased depreciation expense was due to acquisitions and capital expenditures in 2004 and 2005.

Pressure Pumping	2005	2004	% Change
	(dollars in thousands)
Revenues	$66,358	$48,490	36.8%
Direct operating costs	$38,648	$26,871	43.8%
Selling, general and administrative	$6,858	$5,182	32.3%
Depreciation	$5,073	$3,650	39.0%
Operating income	$15,779	$12,787	23.4%
Total jobs	6,968	5,466	27.5%
Average revenue per job	$9.52	$8.87	7.3%
Average direct operating costs per job	$5.55	$4.92	12.8%
Capital expenditures	$20,598	$14,112	46.0%
     Revenues and direct operating costs increased primarily as a result of the increased number of jobs. The increase in jobs was attributable to increased demand for our services and increased operating capacity which was added in 2004 and 2005. Selling, general and administrative expenses increased primarily as a result of the expanding operations of the pressure pumping segment. Increased depreciation expense in 2005 was largely due to the expansion of the pressure pumping segment through capital expenditures during 2004 and 2005.

Drilling and Completion Fluids	2005	2004	% Change
	(dollars in thousands)
Revenues	$88,812	$65,018	36.6%
Direct operating costs	$71,857	$55,327	29.9%
Selling, general and administrative	$6,964	$5,550	25.5%
Depreciation and amortization	$1,760	$1,653	6.5%
Other expense from operations	$200	—	N/A %
Operating income	$8,031	$2,488	222.8%
Total jobs	1,515	1,661	(8.8)%
Average revenue per job	$58.62	$39.14	49.8%
Average direct operating costs per job	$47.43	$33.31	42.4%
Capital expenditures	$2,039	$981	107.8%
     Revenues and direct operating costs increased as a result of an increase in the average revenue and direct operating costs per job. Average revenue and direct operating costs per job increased primarily as a result of an increase in the number of jobs completed in the Gulf of Mexico and a decrease in the number of smaller land-based jobs. Selling, general and administrative expense increased primarily due to increased incentive compensation resulting from higher profitability levels. Other expense from operations includes a charge of $200,000 representing the deductible portion of the Company’s insurance coverage for damage caused by the hurricanes in August and September 2005.

Oil and Natural Gas Production and Exploration	2005	2004	% Change
	(dollars in thousands, except sales pries)
Revenues	$28,146	$25,104	12.1%
Direct operating costs	$6,953	$6,051	14.9%
Selling, general and administrative	$1,598	$1,324	20.7%
Depreciation, depletion and impairment	$9,063	$10,512	(13.8)%
Operating income	$10,532	$7,217	45.9%
Capital expenditures	$12,286	$9,871	24.5%
Average net daily oil production (Bbls)	854	1,065	(19.8)%
Average net daily gas production (Mcf)	7,465	7,728	(3.4)%
Average oil sales price (per Bbl)	$52.92	$38.37	37.9%
Average gas sales price (per Mcf)	$6.63	$5.63	17.8%
     Revenues increased primarily due to increased market prices for oil and natural gas. Average net daily oil and natural gas production decreased as a result of production declines and the sale of certain oil and natural gas properties during 2005. Depreciation, depletion and impairment expense includes approximately $1.5 million and $3.0 million of expenses incurred during 2005 and 2004, respectively, to impair certain oil and natural gas properties.

Corporate and Other	2005	2004	% Change
	(in thousands)
Selling, general and administrative	$11,036	$7,694	43.4%
Bad debt expense	$416	$499	(16.6)%
Depreciation and amortization	$544	$333	63.4%
Other (income) expense from operations	$1,644	$(1,528)	N/A %
Interest income	$2,011	$688	192.3%
Interest expense	$179	$205	(12.7)%
Other income	$39	$313	(87.5)%
Capital expenditures	$5,308	$—	N/A %
     Selling, general and administrative expenses increased primarily as a result of payroll taxes attributable to the exercise of employee stock options, increased professional fees, and additional compensation expense related to the issuance of restricted shares to certain key employees in 2004 and 2005. Other (income) expense from operations in 2005 includes a charge of $3.2 million to increase reserves related to the financial failure of a worker’s compensation insurance carrier used previously by the Company. This charge is partially offset by gains recognized on the sale of certain oil and natural gas properties and other equipment. Interest income increased as a result of higher cash balances and interest rates in 2005.

Volatility of Oil and Natural Gas Prices and its Impact on Operations
     Our revenue, profitability, and future rate of growth are substantially dependent upon prevailing prices for oil and natural gas, with respect to all of our operating segments. For many years, oil and natural gas prices have been volatile. Prices are affected by market supply and demand factors as well as international military, political and economic conditions, and the ability of OPEC to set and maintain production and price targets. All of these factors are beyond our control. Natural gas prices fell from an average of $6.23 per Mcf in the first quarter of 2001 to an average of $2.51 per Mcf for the same period in 2002. During this same period, the average number of our rigs operating dropped by approximately 50%. The average market price of natural gas improved from $3.36 in 2002 to $5.45 in 2003 to $5.95 in 2004 and $7.78 in the third quarter of 2005, resulting in an increase in demand for our drilling services. Our average number of rigs operating increased from 126 in 2002 to 188 in 2003 to 211 in 2004 and 283 in the third quarter of 2005. We expect oil and natural gas prices to continue to be volatile and to affect our financial condition and operations and ability to access sources of capital.
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
     There were no changes in our internal control over financial reporting that occurred during our last fiscal quarter ended September 30, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
DATED: October 28, 2005