Form 10-K/A
period 2004-12-31
PATTERSON UTI ENERGY INC
filed 2006-03-17
CIK 889900

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

FORWARD LOOKING STATEMENTS
      This Annual Report on Form 10-K/ A (including documents incorporated by reference herein) (the “Report”) contains statements with respect to our expectations and beliefs as to future events. These types of statements are “forward-looking” and subject to uncertainties. Readers are cautioned that such forward-looking statements should be read in conjunction with our disclosures under the heading: “Forward Looking Statements and Cautionary Statements for Purposes of the ‘Safe Harbor’ Provisions of the Private Securities Litigation Reform Act of 1995” beginning on page 18.
      This Annual Report on Form 10-K/ A, along with our Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, are available through our Internet website (www.patenergy.com) as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.
EXPLANATORY NOTE
      This Amendment No. 1 on Form 10-K/ A (“Form 10-K/ A”) to our Annual Report on Form 10-K for the year ended December 31, 2004, initially filed with the U.S. Securities and Exchange Commission (“SEC”) on February 25, 2005 (“Original Filing”), reflects a restatement of our Consolidated Financial Statements as discussed in Note 2 of the Notes to Consolidated Financial Statements. Previously issued financial statements are being restated to properly reflect losses incurred as a result of an embezzlement whereby payments were made to or for the benefit of Jonathan D. Nelson (“Nelson”), our former Chief Financial Officer (“CFO”), that had been reflected in previously issued financial statements as payments for assets and services that were not received by the Company. Previously issued financial statements are also being restated for the effects of the correction of other errors that are immaterial both individually and in the aggregate. These other adjustments relate primarily to previously reported property and equipment balances that result from our review of our property and equipment records and the underlying physical assets in connection with investigation of the embezzlement.
      The total amount embezzled was approximately $77.5 million in cash, excluding any tax effects, beginning with the year ended December 31, 1998 through November 3, 2005 as follows (in thousands):

From 1998 to December 31, 2004	$58,961
From January 1, 2005 to September 30, 2005	12,193

Total through September 30, 2005	71,154
From October 1, 2005 to November 3, 2005 (net of $1,500 repayment)	6,350

Total embezzlement	$77,504

      On November 16, 2005, the SEC obtained a freeze order on Nelson’s assets (including assets held by entities controlled by him) and a Receiver was appointed to collect those assets. The Company understands that the Receiver will ultimately liquidate the assets and propose a plan to distribute the proceeds. While the Company believes it has a claim for at least the full amount embezzled, other creditors have or may assert claims on the assets held by the Receiver. As a result, recovery by the Company from the Receiver is uncertain as to timing and amount, if any. Recoveries, if any, will be recognized when they are considered collectable.

      The effects of the embezzlement on the Company’s financial position follow (in thousands):

	December 31,

Decrease in amounts previously reported	2004	2003

Assets(1)	$(56,133)	$(38,540)
Liabilities(2)	(20,848)	(15,044)

Retained earnings and stockholders’ equity	$(35,285)	$(23,496)

(1)	The amount includes a decrease in Federal and state income taxes receivable of $1.0 million in 2003.

(2)	Consists of an increase in Federal and state income taxes payable of $1.3 million in 2004 and decreases in deferred tax liabilities of $22.2 million and $15.0 million in 2004 and 2003, respectively.
      The effects of the restatement due to the embezzlement and other adjustments on operating income as previously reported for 2004 and prior years, with no provision for potential recoveries, follow:

	Years Ended December 31,

	2004	2003	2002	2001	2000

	(In thousands)
Operating income (loss):
As previously reported	$171,214	$87,190	$3,398	$267,172	$68,585
Adjustment for effects of embezzlement	(18,637)	(17,375)	(8,249)	(7,461)	(3,917)
Other adjustments	(4,110)	(3,533)	(2,041)	10	542

As restated	$148,467	$66,282	$(6,892)	$259,721	$65,210

      The effects of the restatement due to the embezzlement and other adjustments on net income as previously reported for 2004 and prior years follow:

	Years Ended December 31,

	2004	2003	2002	2001	2000

	(In thousands, except per share data)
Net income (loss):
As previously reported	$108,733	$56,419	$2,374	$164,162	$37,226

Adjustments:
Embezzled funds expense	(19,122)	(17,849)	(8,574)	(7,674)	(4,004)
Embezzlement amounts previously expensed as depreciation and selling, general and administrative	485	474	325	213	87

Embezzlement expense, net of amounts previously expensed	(18,637)	(17,375)	(8,249)	(7,461)	(3,917)
Other adjustments	(4,110)	(3,533)	(2,041)	10	542
Tax benefits	8,360	7,676	3,776	2,861	1,284

Net adjustment	(14,387)	(13,232)	(6,514)	(4,590)	(2,091)

Net income (loss) as restated	$94,346	$43,187	$(4,140)	$159,572	$35,135

Net income (loss) per common share:
Basic:
As previously reported	$0.65	$0.35	$0.02	$1.07	$0.26
Adjustment for effects of embezzlement	$(0.07)	$(0.07)	$(0.03)	$(0.03)	$(0.02)
Other adjustments	$(0.02)	$(0.01)	$(0.01)	$—	$—
As restated	$0.57	$0.27	$(0.03)	$1.04	$0.25
Diluted:
As previously reported	$0.64	$0.34	$0.01	$1.04	$0.25
Adjustment for effects of embezzlement	$(0.07)	$(0.07)	$(0.03)	$(0.03)	$(0.02)
Other adjustments	$(0.02)	$(0.01)	$(0.01)	$—	$—
As restated	$0.56	$0.26	$(0.03)	$1.01	$0.23

      The effects of the restatement due to the embezzlement and other adjustments on selected balance sheet data as previously reported for 2004 and prior years follow:

	December 31,

	2004	2003	2002	2001	2000

	(In thousands)
Total assets:
As previously reported	$1,322,911	$1,084,114	$942,823	$869,642	$739,898
Adjustment for effects of embezzlement:
Property and equipment and other	(56,133)	(37,496)	(20,121)	(11,872)	(4,411)
Income taxes receivable	—	(1,044)	(807)	(531)	(507)

	(56,133)	(38,540)	(20,928)	(12,403)	(4,918)

Other adjustments:
Property and equipment and other	(9,993)	(5,883)	(2,350)	(309)	(319)
Income taxes receivable	—	(170)	(171)	(75)	(75)

	(9,993)	(6,053)	(2,521)	(384)	(394)

As restated	$1,256,785	$1,039,521	$919,374	$856,855	$734,586

Stockholders’ equity:
As previously reported	$1,007,539	$819,749	$737,731	$687,142	$481,299
Adjustment for effects of embezzlement	(35,285)	(23,496)	(12,499)	(7,373)	(2,777)
Other adjustments	(10,753)	(6,439)	(984)	572	(288)

As restated	$961,501	$789,814	$724,248	$680,341	$478,234

Working capital:
As previously reported	$236,957	$199,613	$167,863	$110,172	$127,299
Adjustment for effects of embezzlement	(1,311)	(1,044)	(807)	(531)	(507)
Other adjustments	(166)	(170)	(171)	(75)	(75)

As restated	$235,480	$198,399	$166,885	$109,566	$126,717

      The financial statements and related financial and statistical data contained in this Report have been restated to provide for, net of related tax effects, (1) the effects of losses incurred as a result of the embezzlement and (2) the effects of the correction of other errors that are immaterial both individually and in the aggregate.
      Management has reassessed the effectiveness of our disclosure controls and procedures and has restated its report on internal control over financial reporting included as Item 9A of this Annual Report on Form 10-K/A.
      Except for the foregoing amended information, this Form 10-K/ A continues to speak as of the date of the Original Filing, and we have not updated the disclosure contained herein to reflect events that occurred at a later date.

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
      See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 17 of Notes to Consolidated Financial Statements included as a part of Items 7 and 8, respectively, of this Report for financial information pertaining to these industry segments.
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
      Over time, components on a drilling rig are replaced or rebuilt. We spend significant funds each year on an ongoing program to modify and upgrade our drilling rigs to ensure that our drilling equipment is well maintained and competitive. During fiscal years 2004, 2003 and 2002, we spent approximately $141 million, $77 million and $60 million, respectively, on capital improvements to modify and upgrade our drilling rigs.
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
      Oil and Natural Gas Reserves — Estimates, derived from reserve reports provided by M. Brian Wallace, an independent petroleum engineer, of our proved reserves and estimated future net revenues from our proved reserves as of December 31, 2004, 2003 and 2002 are in the table below. The estimates were based upon production histories, current market prices for oil and natural gas, and other geologic, ownership and engineering data provided by us. The present values (discounted at 10% before income taxes) of estimated future net revenues shown in the table are not intended to represent the current market value of the estimated oil and natural gas reserves. For further information concerning the present value of estimated future net revenues from these proved reserves, see Note 21 of Notes to Consolidated Financial Statements included as a part of Item 8 of this Report.
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

	As of December 31,

	2004	2003	2002

	(In thousands)
Proved Reserves:
Oil (Bbls)	1,714	1,147	1,227
Gas (Mcf)	8,246	5,267	6,240
Total (BOE)	3,088	2,025	2,267
Estimated future net revenues before income taxes	$84,952	$47,873	$46,016
Present value of estimated future net revenues before income taxes, discounted at 10%	$59,519	$34,371	$32,308
Standardized measure of discounted future net cash flows(1)	$37,542	$23,950	$21,100

(1)	For the calculation of standardized measure of discounted future net cash flows, see Note 21 of Notes to Consolidated Financial Statements included as a part of Item 8 of this Report.
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

Incorporation by Reference
      The various factors disclosed under the caption “Forward Looking Statements and Cautionary Statements for Purposes of the ‘Safe Harbor’ Provisions of the Private Securities Litigation Reform Act of 1995,” beginning on page 18 of this Report, are incorporated by this reference into Items 1 and 2 of this Report. Readers of this Report should review those factors in conjunction with their review of Items 1 and 2.
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
      None.

FORWARD LOOKING STATEMENTS AND CAUTIONARY
STATEMENTS FOR PURPOSES OF THE “SAFE HARBOR” PROVISIONS
OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995
      From time to time, we make written or oral forward-looking statements, including statements contained in this Annual Report on Form 10-K/A, our other filings with the SEC, press releases and reports to stockholders. These forward-looking statements are made pursuant to the “Safe Harbor” provisions of the Private Securities Litigation Reform Act of 1995. These statements include, without limitation, statements relating to liquidity, financing of operations, sources and sufficiency of funds and impact of inflation. The words “believes,” “budgeted,” “expects,” “project,” “will,” “could,” “may,” “plans,” “intends,” “strategy,” or “anticipates,” and similar expressions are used to identify our forward-looking statements. We do not undertake to update, revise, or correct any of our forward-looking information.
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
      This Annual Report on Form 10-K/A for the fiscal year ended December 31, 2004, amends and restates the financial statements and related financial information for all years presented herein. The determination to restate these financial statements and other information was made as a result of management’s identification of an embezzlement. Further information on the restatement can be found in Note 2 to Consolidated Financial Statements included as a part of Item 8 of this Annual Report on Form 10-K/A.
      Our selected consolidated financial data as of December 31, 2004, 2003, 2002, 2001 and 2000, and for each of the five years then ended should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and related Notes thereto, included as Items 7 and 8, respectively, of this Report. The historical financial data presented below, was previously reported as restated to provide for (i) the retroactive effect of the merger with UTI Energy Corp., on May  8, 2001 accounted for as a pooling of interest; (ii) the retroactive application of the equity method of accounting for our investment in TMBR and (iii) a two-for-one stock split that occurred in 2004. Certain reclassifications have been made to the historical financial data to conform with the 2004 presentation.

	Restated (See Note 2)

	Years Ended December 31,

	2004	2003	2002	2001	2000

	(In thousands)
Income Statement Data:
Operating revenues:
Contract drilling	$809,691	$639,694	$410,295	$839,931	$512,998
Pressure pumping	66,654	46,083	32,996	39,600	21,465
Drilling and completion fluids	90,557	69,230	69,943	94,456	32,053
Oil and natural gas	33,867	21,163	14,723	15,988	15,806

Total	1,000,769	776,170	527,957	989,975	582,322

Operating costs and expenses:
Contract drilling	556,869	475,224	318,201	487,343	384,840
Pressure pumping	37,561	26,184	19,802	21,146	13,403
Drilling and completion fluids	76,503	61,424	60,762	80,034	26,545
Oil and natural gas	7,978	4,808	3,956	5,190	4,872
Depreciation, depletion, amortization and impairment	122,800	100,834	92,778	86,035	60,839
Selling, general and administrative	31,983	27,685	26,116	28,462	22,166
Bad debt expense	897	259	320	2,045	570
Merger costs	—	—	—	5,943	—
Restructuring and other charges	—	(2,452)	4,700	7,202	—
Embezzled funds expense	19,122	17,849	8,574	7,674	4,004
Gain on sale of assets	(1,411)	(1,927)	(360)	(820)	(127)

Total	852,302	709,888	534,849	730,254	517,112

Operating income (loss)	148,467	66,282	(6,892)	259,721	65,210

Other income (expense)	680	2,694	803	(677)	(8,481)
Income (loss) before income taxes and cumulative effect of change in accounting principle	149,147	68,976	(6,089)	259,044	56,729
Income tax expense (benefit)	54,801	25,320	(1,949)	99,472	21,594

Income (loss) before cumulative effect of change in accounting principle	94,346	43,656	(4,140)	159,572	35,135

	Restated (See Note 2)

	Years Ended December 31,

	2004	2003	2002	2001	2000

	(In thousands)
Cumulative effect of change in accounting principle, net of related income tax benefit of approximately $287	—	(469)	—	—	—

Net income (loss)	$94,346	$43,187	$(4,140)	$159,572	$35,135

Net income (loss) per common share:
Basic:
Income (loss) before cumulative effect of change in accounting principle	$0.57	$0.27	$(0.03)	$1.04	$0.25

Cumulative effect of change in accounting principle	$—	$—	$—	$—	$—

Net income (loss)	$0.57	$0.27	$(0.03)	$1.04	$0.25

Diluted:
Income (loss) before cumulative effect of change in accounting principle	$0.56	$0.27	$(0.03)	$1.01	$0.23

Cumulative effect of change in accounting principle	$—	$—	$—	$—	$—

Net income (loss)	$0.56	$0.26	$(0.03)	$1.01	$0.23

Cash dividends per common share	$0.06	$—	$—	$—	$—

Weighted average number of common shares outstanding:
Basic	166,258	161,272	157,410	152,814	142,414

Diluted	169,211	164,572	157,410	158,394	149,682

Balance Sheet Data:
Total assets	$1,256,785	$1,039,521	$919,374	$856,855	$734,586
Long-term debt	—	—	—	—	79,416
Stockholders’ equity	961,501	789,814	724,248	680,341	478,234
Working capital	235,480	198,399	166,885	109,566	126,717

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
      This Item 7 contains forward-looking statements, which are made pursuant to the “Safe Harbor” provisions of the Private Securities Litigation Reform Act of 1995.
      This Annual Report on Form 10-K/A for the fiscal year ended December 31, 2004, amends and restates the financial statements and related financial information for all years presented herein. The determination to restate these financial statements and other information was made as a result of management’s identification of an embezzlement. Further information on the restatement can be found in Note 2 to Consolidated Financial Statements included as a part of Item 8 of this Annual Report on Form 10-K/A.
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
      Our revenues, profitability and cash flows are highly dependent upon the market prices of oil and natural gas. During periods of improved commodity prices, the capital spending budgets of oil and natural gas operators tend to expand, which results in increased demand for our contract services. Conversely, in periods of time when these commodity prices deteriorate, the demand for our contract services generally weakens and we experience downward pressure on pricing for our services. In addition, our operations are highly impacted by competition, the availability of excess equipment, labor issues and various other factors which are more fully described as risk factors in our “Forward Looking Statements and Cautionary Statements for Purposes of the ‘Safe Harbor’ Provisions of the Private Securities Litigation Reform Act of 1995” contained on page 18 of this Report.
      Management believes that the liquidity of our balance sheet as of December 31, 2004, which includes approximately $235.5 million in working capital (including $112 million in cash), no long term debt and a $200 million line of credit with availability of $151 million (net of outstanding letters of credit totaling $49 million) provides us with the ability to pursue acquisition opportunities, expand into new regions, make improvements to our property and equipment and survive downturns in our industry.
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
      Net income for the years ended December 31, 2004, 2003 and 2002 include embezzled funds expense of $19.1 million, $17.8 million and $8.6 million, respectively. On November 16, 2005, the SEC obtained a freeze order on Nelson’s assets (including assets held by entities controlled by him) and a Receiver was appointed to collect those assets. The Company understands that the Receiver will ultimately liquidate the assets and propose a plan to distribute the proceeds. While the Company believes it has a claim for at least the full amount embezzled, other creditors have or may assert claims on the assets held by the Receiver. As a result, recovery by the Company from the Receiver is uncertain as to timing and amount, if any. Recoveries, if any, will be recognized when they are considered collectable. Net income for the year ended December 31, 2002, includes a charge of $4.7 million related to the financial failure in 2002 of a workers’ compensation insurance carrier that had provided coverage for us in prior years.
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

	Year Ended
	December 31, 2004

		Joint
	Production	Interest
Name	Revenues(1)	Costs(2)

Cloyce A. Talbott	$186,971	$42,313
Anita Talbott(3)	76,423	22,591
Jana Talbott, Executrix to the Estate of Steve Talbott(3)	11,655	2,940
Stan Talbott(3)	9,320	4,366
John Evan Talbott Trust(3)	3,124	668
Lisa Beck and Stacy Talbott(3)	978,607	410,334
SSI Oil & Gas, Inc.(4)	163,584	263,123
IDC Enterprises, Ltd.(5)	12,019,230	6,462,580

Subtotal	13,448,914	7,208,915

A. Glenn Patterson	123,583	27,468
Robert Patterson(6)	8,476	2,518
Thomas M. Patterson(6)	8,476	2,518

Subtotal	140,535	32,504

Jonathan D. Nelson, former Chief Financial Officer	248,297	263,549

Total	$13,837,746	$7,504,968

(1)	Revenues for production of oil and natural gas, net of state severance taxes.

(2)	Includes leasehold costs, tangible equipment costs, intangible drilling costs and lease operating expense billed during that period. All joint interest costs have been paid on a timely basis.

(3)	Anita Talbott is the wife of Cloyce A. Talbott. Stan Talbott, Lisa Beck and Stacy Talbott are Mr. Talbott’s adult children. Steve Talbott is the deceased son of Mr. Talbott. John Evan Talbott is Mr. Talbott’s grandson.

(4)	SSI Oil & Gas, Inc. is beneficially owned 50% by Cloyce A. Talbott and directly owned 50% by A. Glenn Patterson.

(5)	IDC Enterprises, Ltd. is 50% owned by Cloyce A. Talbott and 50% owned by A. Glenn Patterson.

(6)	Robert and Thomas M. Patterson are A. Glenn Patterson’s adult children.
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
      See Note 2 of Notes to Consolidated Financial Statements included as a part of Item 8 of this Report for information pertaining to fraudulent payments made to or for the benefit of Jonathan D. Nelson, our former CFO.

Liquidity and Capital Resources
      As of December 31, 2004, we had working capital of $235.5 million including cash and cash equivalents of $112.4 million. For 2004, our sources of cash flow included:

•	$203.2 million from operations,

•	$24.5 million from the exercise of stock options and warrants, and

•	$3.3 million from the sale of property and equipment.
      We used approximately $205.0 million:

•	to make capital expenditures for the betterment and refurbishment of our drilling rigs,

•	for the acquisition and procurement of drilling equipment,

•	to fund capital expenditures for our pressure pumping and drilling and completion fluids divisions, and

•	to fund leasehold acquisition and development and exploration of oil and natural gas properties.
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
Results of Operations

Comparison of the years ended December 31, 2004 and 2003
      A summary of operations by business segment for the years ended December 31, 2004 and 2003 follows:

	Restated (See Note 2)

	Years Ended December 31,

Contract Drilling	2004	2003	% Change

	(Dollars in thousands)
Revenues	$809,691	$639,694	26.6%
Direct operating costs	$556,869	$475,224	17.2%
Selling, general and administrative	$4,417	$4,401	0.4%
Depreciation	$101,779	$87,255	16.6%
Operating income	$146,626	$72,814	101.4%
Operating days	77,355	68,798	12.4%
Average revenue per operating day	$10.47	$9.30	12.6%
Average direct operating costs per operating day	$7.20	$6.91	4.2%
Number of owned rigs at end of period	361	343	5.2%
Average number of rigs owned during period	359	336	6.8%
Average rigs operating	211	188	12.2%
Rig utilization percentage	59%	56%	5.4%
Capital expenditures	$140,945	$77,350	82.2%
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

	Restated (See Note 2)

	Years Ended December 31,

Drilling and Completion Fluids	2004	2003	% Change

	(Dollars in thousands)
Revenues	$90,557	$69,230	30.8%
Direct operating costs	$76,503	$61,424	24.5%
Selling, general and administrative	$7,696	$7,447	3.3%
Depreciation	$2,156	$2,279	(5.4)%
Operating income (loss)	$4,202	$(1,920)	N/A
Total jobs	2,205	1,931	14.2%
Average revenue per job	$41.07	$35.85	14.6%
Average direct operating costs per job	$34.70	$31.81	9.1%
Capital expenditures	$1,488	$912	63.2%
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

	Restated (See Note 2)

	Years Ended December 31,

Corporate and Other	2004	2003	% Change

	(Dollars in thousands)
Selling, general and administrative	$10,820	$8,665	24.9%
Bad debt expense	$897	$259	246.3%
Depreciation	$444	$444	—%
Gain on sale of assets	$1,411	$1,927	(26.8)%
Other	$—	$(2,452)	N/A
Embezzled funds expense	$19,122	$17,849	7.1%
Interest income	$1,140	$1,116	2.2%
Interest expense	$695	$292	138.0%
Other income	$235	$1,870	(87.4)%
      Selling, general and administrative expenses increased primarily as a result of increased professional expenses (including expenses incurred during 2004 to comply with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002) and additional compensation expense related to the issuance of restricted shares to certain key employees. Embezzled funds expense includes fraudulent payments made to or for the benefit of Jonathan D. Nelson, our former CFO, for assets and services that were not received by the Company. Interest expense in 2004 included approximately $445,000 of termination fees and other related charges incurred as a result of the replacement of our credit facility. Other in 2003 includes a $2.5 million payment received as settlement for contract drilling services previously provided in Mexico by our wholly-owned subsidiary, Norton Drilling Company Mexico, Inc. The receivable had been reserved as uncollectible at the time of our acquisition of Norton Drilling Company Mexico, Inc. in 1999. Other income in 2003 includes approximately $1.7 million representing our pro rata share of the net income of TMBR using the equity method of accounting.

Comparison of the years ended December 31, 2003 and 2002
      Operations by business segment for the years ended December 31, 2003 and 2002 follow:

	Restated (See Note 2)

	Years Ended December 31,

Contract Drilling	2003	2002	% Change

	(Dollars in thousands)
Revenues	$639,694	$410,295	55.9%
Direct operating costs	$475,224	$318,201	49.3%
Selling, general and administrative	$4,401	$3,963	11.1%
Depreciation and amortization	$87,255	$82,102	6.3%
Operating income	$72,814	$6,029	1,107.7%
Operating days	68,798	45,919	49.8%
Average revenue per operating day	$9.30	$8.94	4.0%
Average direct operating costs per operating day	$6.91	$6.93	(0.3)%
Number of owned rigs at end of period	343	324	5.9%
Average number of rigs owned during period	336	323	4.0%
Average rigs operating	188	126	49.2%
Rig utilization percentage	56%	39%	43.6%
Capital expenditures	$77,350	$59,966	29.0%
      The average market price of natural gas and our average rigs operating for each of the fiscal quarters in 2003 and 2002 follow:

	1st	2nd	3rd	4th
	Quarter	Quarter	Quarter	Quarter

2003:
Average natural gas price	$5.91	$5.70	$4.88	$5.29
Average rigs operating	176	195	192	191
2002:
Average natural gas price	$2.51	$3.41	$3.20	$4.31
Average rigs operating	117	119	127	140
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

	Restated (See Note 2)

	Years Ended December 31,

Drilling and Completion Fluids	2003	2002	% Change

	(Dollars in thousands)
Revenues	$69,230	$69,943	(1.0)%
Direct operating costs	$61,424	$60,762	1.1%
Selling, general and administrative	$7,447	$7,243	2.8%
Depreciation and amortization	$2,279	$2,176	4.7%
Operating loss	$1,920	$238	706.7%
Total jobs	1,931	1,457	32.5%
Average revenue per job	$35.85	$48.00	(25.3)%
Average direct operating costs per job	$31.81	$41.70	(23.7)%
Capital expenditures	$912	$1,571	(41.9)%

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

	Years Ended December 31,

Oil and Natural Gas Production and Exploration	2003	2002	% Change

	(Dollars in thousands)
Revenues	$21,163	$14,723	43.7%
Direct operating costs	$4,808	$3,956	21.5%
Selling, general and administrative	$1,489	$1,571	(5.2)%
Depreciation, depletion and impairment	$7,082	$5,251	34.9%
Operating income	$7,784	$3,945	97.3%
Capital expenditures	$10,015	$6,357	57.5%
Average net daily oil production (Bbls)	788	794	(0.8)%
Average net daily gas production (Mcf)	5,656	5,109	10.7%
Average oil sales price (per Bbl)	$30.54	$25.02	22.1%
Average gas sales price (per Mcf)	$4.97	$2.91	70.8%
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

	Restated (See Note 2)

	Years Ended December 31,

Corporate and Other	2003	2002	% Change

	(Dollars in thousands)
Selling, general and administrative	$8,665	$9,038	(4.1)%
Bad debt expense	$259	$320	(19.1)%
Depreciation	$444	$446	(0.4)%
Gain on sale of assets	$1,927	$360	435.3%
Other	$(2,452)	$4,700	N/A
Embezzled funds expense	$17,849	$8,574	108.2%
Interest income	$1,116	$1,110	0.5%
Interest expense	$292	$532	(45.1)%
      In 2003, Other reflects a payment received in the first quarter of 2003 of approximately $2.5 million as settlement for contract drilling services previously provided in Mexico by Norton Drilling Company Mexico, Inc., a wholly-owned subsidiary. The underlying accounts receivable balance had been reserved as uncollectible at the time of our acquisition of Norton Drilling Company Mexico, Inc. in 1999. In 2002, Other reflects a $4.7 million charge due to the financial failure of a workers’ compensation insurance carrier we used from 1992 until March 2001. Embezzled funds expense includes fraudulent payments made to or for the benefit of Jonathan D. Nelson, our former CFO, for assets and services that were not received by the Company.

Income Taxes

	Restated (See Note 2)

	Years Ended December 31,

	2004	2003	2002

	(Dollars in thousands)
Income (loss) before income tax	$149,147	$68,976	$(6,089)
Income tax expense (benefit)	54,801	25,320	(1,949)
Effective tax rate	36.7%	36.7%	32.0%
      Our effective income tax rate of 36.7% for 2004 and 2003 is primarily attributable to a Federal rate of 35.0% and state income tax rates of 1.6% and 1.5%, respectively. The impact of permanent differences was not significant in 2004 or 2003. The significance of the impact of the permanent differences of approximately (5)% to our effective income tax rate in 2002 was largely attributable to our reduced 2002 pretax earnings.
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
      We record non-cash deferred Federal income taxes based primarily on the relationship between the amount of our unused Federal net operating loss carryforwards and the temporary differences between the book basis and tax basis in our assets. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the year in which those temporary differences are expected to be settled. As a result of fully recognizing the benefit of our deferred income taxes, we incur deferred income tax expense as these benefits are utilized. We incurred deferred income tax expense of approximately $14.8 million, $10.0 million and $19.6 million for 2004, 2003 and 2002, respectively.
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

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
      None.

Item 9A.	Controls and Procedures
Background to the Fraud and Restatement
      In November 2005, the Company discovered that its former Chief Financial Officer, Jonathan D. Nelson (“Nelson”), had fraudulently diverted approximately $78 million in Company funds for his own benefit. Nelson’s fraudulent diversions began in 1998 and continued until the fourth quarter of 2005 when he resigned from the Company. The funds fraudulently diverted were recorded as payments for assets or services that were not actually received by the Company.
      Beginning in 1998, and continuing until late 2000, Nelson wrote a series of checks aggregating approximately $4.9 million to himself and to, or for the benefit of, a company owned and controlled by him. During this time, Nelson had check writing authority on the Company’s principal funding account, and also had the ability to intercept bank statement information sent to the Company. When Nelson intercepted that information, he removed the cancelled checks reflecting the embezzled funds from the bank statements and then provided false information to other Company employees regarding those checks. Company employees used the false information Nelson provided in recording the transactions.
      In 1999, Nelson gained access to a form authorizing his salary increase and improperly added a provision to it that created an additional expense allowance benefit of $2,000 per month, along with a provision making the salary increase and unauthorized expense allowance retroactive for several months. Nelson added these provisions himself and then forged the initials of the Company’s Chief Executive Officer on the form as authorization for these non-approved payments.
      Beginning in December 2000 and continuing until October 2005, Nelson caused the wiring of Company funds aggregating approximately $70.2 million to, or for the benefit of, entities owned and controlled by him. Nelson was originally able to initiate these wire transfers by requesting the wire transfers himself in telephone calls to one of the Company’s banks. After changes to the Company’s internal controls and procedures in 2004, Nelson initiated the wire transfers through instructions to one of his subordinates and by the creation of fraudulent invoices containing forged senior management approvals.
      In connection with an acquisition by the Company in early 2004, Nelson also used a wire transfer to fraudulently divert funds from the Company. At the time of the acquisition, Nelson initiated a wire transfer for approximately $2.1 million by sending an email to one of his subordinates in which he falsely represented that the wired funds were to be used to pay off the seller’s obligation for an aircraft maintenance agreement relating to the acquired business. In reality, Nelson used the funds to purchase an airplane for his personal use.
      Finally, in October 2004, Nelson diverted Company funds of approximately $1.6 million to finance an investment in a company. Nelson accomplished the fraudulent diversion of Company funds by improperly directing the bank to fund Nelson’s personal investment.
      After Nelson resigned from the Company in November 2005, the Company became aware that Nelson had fraudulently diverted Company funds. As a result, the Audit Committee of the Board of Directors commenced an investigation into Nelson’s activities. The Audit Committee retained independent counsel and independent forensic accountants to assist with the investigation.
      The investigation confirmed the above facts and revealed that Nelson exploited the reliance placed on him to create an environment at the Company which discouraged routine communication concerning financial and business information within the organization between senior management (other than Nelson) and those employees engaged in the Company’s financial reporting and accounting functions (other than Nelson). Nelson also discouraged communication between employees involved in financial reporting and accounting functions and those involved in operational activities. The control environment at the Company resulted in Company employees placing trust in Nelson and placed Nelson at the center of information flows about financial reporting and accounting matters.

      The control environment allowed Nelson to override certain of the Company’s internal controls and procedures, and contributed to the failure of Company employees charged with certain financial and accounting duties to exercise appropriate judgment, skepticism and objectivity, such that prevention or detection of the override of established policies, procedures, controls and Nelson’s inappropriate transactions did not occur while Nelson was employed by the Company. This allowed Nelson to make unauthorized payments for assets that were not, in fact, ordered by or delivered to the Company, and for services that were not actually provided to the Company and to conceal the fraudulent transactions within the Company’s accounting and financial records and reports.
      On December 22, 2005, the Company announced that the Audit Committee of the Company had concluded that it was necessary to restate its previously reported financial statements for the years ended December 31, 2004, 2003 and 2002. In addition, the Company will restate its financial statements for the first three quarters of 2005 and all quarters in 2004 and 2003. As a result, the Audit Committee concluded that the Company’s previously filed consolidated financial statements for the periods indicated above should no longer be relied upon. Restatement adjustments are further described in Note 2 of the Notes to the Consolidated Financial Statements.
Disclosure Controls and Procedures
      Under the supervision and with the participation of our management, including our Chief Executive Officer (CEO) and current Chief Financial Officer (CFO), we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as such terms are defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities and Exchange Act of 1934, as amended (the Exchange Act), as of the end of the period covered by this Annual Report on Form 10-K/ A. Disclosure controls and procedures are designed to ensure that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported on a timely basis and that such information is accumulated and reported to management, including our CEO and CFO, as appropriate, to allow timely disclosures regarding required disclosures.
      At the time of the filing of our Annual Report on Form 10-K for the year ended December 31, 2004, our CEO and former CFO concluded that our disclosure controls and procedures were effective as of December 31, 2004. Subsequent to that evaluation, our CEO and current CFO concluded that our disclosure controls and procedures were not effective at a reasonable level of assurance, as of December 31, 2004, because of the material weaknesses discussed below. Based upon the substantial work performed during the restatement process, management has concluded that the Company’s consolidated financial statements for the periods covered by and included in this Annual Report on Form 10-K/ A are fairly stated in all material respects.
Management’s Report on Internal Control Over Financial Reporting (Restated)
      Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rule 13a-15(f). Our CEO and current CFO conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2004 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (COSO framework). Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate.
      A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

      Our current management identified the following material weaknesses in our internal control over financial reporting as of December 31, 2004:

1. Control environment. We did not maintain an effective control environment based on the criteria established in the COSO framework. Specifically, the Company did not maintain a control environment adequate to encourage the prevention or detection of the override of our controls or intentional misconduct, including misappropriation of assets and the preparation of false management reports, accounting records, financial statements and documents together with forged approval signatures. This lack of an effective control environment allowed our former CFO to take inappropriate actions that resulted in certain transactions not being properly reflected in our consolidated financial statements for the years ended December 31, 2004, 2003 and 2002, each of the quarters of 2004 and 2003, and the first three quarters of 2005. This intentional misconduct by our former CFO included the preparation of false accounting records and documents to deceive accounting personnel under his supervision, other members of senior management, our Board of Directors and our independent registered public accountants. Additionally, the lack of an effective control environment allowed our lines of communication among, and our monitoring of, our operations and accounting personnel, including our former CFO, to not be effective in preventing or detecting these instances of intentional misconduct. Taken as a whole, our control environment did not adequately emphasize appropriate judgment, skepticism and objectivity, and our former CFO intentionally exploited this environment for his personal benefit, specifically with respect to our controls over cash, payroll and property and equipment as follows:

a. Cash. Our former CFO manipulated the process over the initiation and approval of cash wire transfers. This action was taken in order to accomplish the fraudulent diversion of cash from the Company to entities owned by our former CFO for goods and services which the Company neither requested nor received. False documentation was created by our former CFO to conceal the true nature of these transactions from the Company and its independent registered public accountants.

b. Payroll. In 1999, our former CFO intentionally altered his payroll records to indicate that appropriate authorization had been given for a retroactive increase in his compensation and related benefits when in fact no such authorization had been provided. This false documentation was created by our former CFO to provide for an unauthorized increase to his compensation and to conceal the unauthorized compensation increase from the Company and its independent registered public accountants.

c. Property and Equipment. Our former CFO instructed certain former employees, who worked under his supervision, to alter management reports related to property and equipment expenditures. Additionally, our former CFO created fictitious property and equipment approval forms with forged signatures. These actions had the effect of concealing his inappropriate and fraudulent diversion of cash. The activities by our former CFO deceived the Company and its independent registered public accountants as to the true nature of the Company’s cash transfers and property and equipment expenditures.
      This control environment material weakness contributed to the embezzlement occurring, which in turn resulted in the restatement of our consolidated financial statements for the years ended December 31, 2004, 2003 and 2002, each of the quarters of 2004 and 2003, and the first three quarters of 2005. Additionally, this control environment material weakness could result in misstatements of any of our financial statement accounts that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, our management has determined that this control deficiency constitutes a material weakness.
      The material weakness in our control environment contributed to the existence of the following additional material weaknesses:

2. Controls over cash. We did not maintain effective controls to ensure cash disbursements only occurred based upon authorized Company transactions. Specifically, our former CFO was able to initiate electronic cash transfers without review, approval, or appropriate documentation. This allowed him to fraudulently cause the Company to make disbursements through submission of fictitious supporting documents with forged executive signatures which appeared to evidence approval. This control deficiency contributed to the embezzlement which resulted in the restatement of our consolidated financial statements for the years ended December 31, 2004, 2003 and 2002, each of the quarters of 2004 and 2003, and the first three quarters of 2005. Additionally, this control deficiency could result in misstatements of our cash and related accounts that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, our management has determined that this control deficiency constitutes a material weakness.

3. Controls over property and equipment. We did not maintain effective controls over the existence, completeness and accuracy of our accounting for property and equipment. Specifically, our controls were not adequate to ensure (i) that our property and equipment purchases by wire transfer, not processed through our vendor and accounts payable controls, were authorized or existed, which contributed to the concealment of the embezzlement, (ii) the timely and accurate depreciation of all property and equipment, (iii) the identification and recording of all property and equipment retirements when they occurred, and (iv) that property and equipment transferred between our locations was accurately and completely reflected in our accounting records. This control deficiency resulted in certain inaccuracies in our accounting for property and equipment and in the restatement of our consolidated financial statements for the years ended December 31, 2004, 2003 and 2002; each of the quarters of 2004 and 2003; and the first three quarters of 2005. Additionally, this control deficiency could result in a misstatement of our property and equipment and related depreciation expense accounts that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, our management has determined that this control deficiency constitutes a material weakness.

      In Management’s Report on Internal Control Over Financial Reporting included in our original Annual Report on Form 10-K for the year ended December 31, 2004, our management, including our CEO and former CFO, concluded that we maintained effective internal control over financial reporting as of December 31, 2004. Our CEO and current CFO have subsequently concluded that the material weaknesses described above existed as of December 31, 2004. As a result, they now have concluded that we did not maintain effective internal control over financial reporting as of December 31, 2004, based on the criteria in Internal Control-Integrated Framework issued by the COSO. Accordingly, management has restated its report on internal control over financial reporting.
      Our assessment of the effectiveness of our internal control over financial reporting as of December 31, 2004 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which begins on page F-2 of this Annual Report on Form 10-K/ A.
Changes in Internal Control Over Financial Reporting
      Management is committed to remediating each of the material weaknesses identified above by implementing changes to the Company’s internal control over financial reporting. Management has implemented, or is in the process of implementing, the following changes to the Company’s internal control systems and procedures:

We have changed our wire transfer approval policies to require additional and more secure authorizations for wires to ensure that all wire transfers are to approved vendors, and to ensure that all such transactions are reflected in the Company’s accounts payable system and have appropriate supporting documentation.

We have revised our approval for property and equipment expenditure requirements to provide for improved controls over the existence of fixed assets as well as the completeness and accuracy of our fixed asset records.

We are strengthening our tracking system for property and equipment to improve the tracking of those assets between our yards and rigs and to trigger the timely commencement of depreciation of assets placed in service.

We are implementing procedures and processes to reinforce with our employees their responsibilities to exercise independence and judgment and to comply with the Company’s compliance programs, including:

•	formal certifications of information contained in SEC filings relating to their areas of responsibility;

•	annual written questionnaires from senior employees and accounting staff with respect to awareness as to questionable business practices;

•	improved education and training programs for all employees covering ethics, compliance, financial reporting and good business practices;

•	additional guidelines with respect to senior management’s responsibilities for SEC filings, financial reports, budgets and maintenance of controls over assets and expenditures; and

•	annual reporting to the Audit Committee with respect to these processes and procedures.

In addition, we will initiate a search for an in-house counsel whose responsibilities will include an active role in corporate compliance and governance.

We have initiated structural changes and processes and procedures to increase communications between the financial reporting and accounting functions and operations and between the financial reporting and accounting functions and senior management.
      Additionally, management is committed to continued improvements in controls. In this regard, we are revising our internal audit reporting structure to further enhance its direct reporting to the audit committee and its program of monitoring controls.
      Management is currently in the process of evaluating our internal control over financial reporting as of December 31, 2005 as prescribed by Section 404 of the Sarbanes-Oxley Act of 2002. The remediation efforts noted above are subject to the Company’s internal controls assessment, testing and evaluation processes. We expect that our internal control over financial reporting will not be effective as of December 31, 2005. While these remediation efforts continue, we will rely on additional substantive procedures and other measures as needed to assist us in meeting the objectives otherwise fulfilled by an effective control environment.
      Other than as described herein, there have been no changes in our internal control over financial reporting during the most recently completed fiscal quarter that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting. During the fourth quarter of 2005 we implemented our additional controls over wire transfers. The remaining remediation activities noted above were initiated in the fourth quarter of 2005 and the remaining controls will be implemented in 2006.

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
      (a)(3) Exhibits
      The following exhibits are filed herewith or incorporated by reference herein.

2.1	Asset Purchase Agreement among Key Energy Drilling, Inc., Key Energy Drilling Beneficial, L.P., Key Rocky Mountain, Inc., Key Four Corners, Inc. and Key Energy Services, Inc. and Patterson-UTI Drilling Company LP, LLLP and Patterson-UTI Energy, Inc., dated as of December 7, 2004.**

3.1	Restated Certificate of Incorporation, as amended (filed August 9, 2004 as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004 and incorporated herein by reference).

3.2	Amendment to Restated Certificate of Incorporation, as amended (filed August 9, 2004 as Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004 and incorporated herein by reference).

3.3	Amended and Restated Bylaws (filed March 19, 2002 as Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001 and incorporated herein by reference).

4.1	Rights Agreement dated January 2, 1997, between Patterson Energy, Inc. and Continental Stock Transfer & Trust Company (filed January 14, 1997 as Exhibit 2 to the Company’s Registration Statement on Form 8-A and incorporated herein by reference).

4.2	Amendment to Rights Agreement dated as of October 23, 2001 (filed October 31, 2001 as Exhibit 3.4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2001 and incorporated herein by reference).

4.3	Restated Certificate of Incorporation, as amended (See Exhibits 3.1 and 3.2).

4.4	Registration Rights Agreement with Bear, Stearns and Co. Inc., dated March 25, 1994, as assigned by REMY Capital Partners III, L.P.(filed March 19, 2002 as Exhibit 4.3 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001 and incorporated herein by reference).

10.1	For additional material contracts, see Exhibits 2.1, 4.1, 4.2 and 4.4.

10.2	Patterson-UTI Energy, Inc., 1993 Stock Incentive Plan, as amended (filed March 13, 1998 as Exhibit 10.1 to the Company’s Registration Statement on Form S-8 (File No. 333-47917) and incorporated herein by reference).*

10.3	Patterson-UTI Energy, Inc. Non-Employee Directors’ Stock Option Plan, as amended (filed November 4, 1997 as Exhibit 10.1 to the Company’s Registration Statement on Form S-8 (File No. 333-39471) and incorporated herein by reference).*

10.4	Amended and Restated Patterson-UTI Energy, Inc. 2001 Long-Term Incentive Plan (filed November 27, 2002 as Exhibit 4.4 to Post Effective Amendment No. 1 to the Company’s Registration Statement on Form S-8 (File No. 333-60470) and incorporated herein by reference).*

10.5	Patterson-UTI Energy, Inc. Amended and Restated 1997 Long-Term Incentive Plan (filed July 28, 2003 as Exhibit 4.7 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003 and incorporated herein by reference).*

10.6	Amendment to the Patterson-UTI Energy, Inc. Amended and Restated 1997 Long-Term Incentive Plan (filed August 9, 2004 as Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004 and incorporated herein by reference).*

10.7	Amended and Restated Patterson-UTI Energy, Inc. Non-Employee Director Stock Option Plan(filed July 28, 2003 as Exhibit 4.8 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003 and incorporated herein by reference).*

10.8	Amended and Restated Patterson-UTI Energy, Inc. 1996 Employee Stock Option Plan (filed July 25, 2001 as Exhibit 4.4 to Post-Effective Amendment No. 1 to the Company’s Registration Statement on Form S-8 (File No. 333-60466) and incorporated herein by reference).*

10.9	1997 Stock Option Plan of DSI Industries, Inc. (filed July 25, 2001 as Exhibit 4.4 to Post-Effective Amendment No. 1 to the Company’s Registration Statement on Form S-8 (File No. 333-60470) and incorporated herein by reference).*

10.10	Stock Option Agreement dated July 20, 2001 between Patterson-UTI Energy, Inc. and Kenneth R. Peak (filed March 19, 2002 as Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001 and incorporated herein by reference).*

10.11	Restricted Stock Award Agreement dated April 28, 2004 between Patterson-UTI Energy, Inc. and Mark S. Siegel (filed August 9, 2004 as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004 and incorporated herein by reference).*

10.12	Restricted Stock Award Agreement dated April 28, 2004 between Patterson-UTI Energy, Inc. and Cloyce A. Talbott (filed August 9, 2004 as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004 and incorporated herein by reference).*

10.13	Restricted Stock Award Agreement dated April 28, 2004 between Patterson-UTI Energy, Inc. and A. Glenn Patterson (filed August 9, 2004 as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004 and incorporated herein by reference).*

10.14	Restricted Stock Award Agreement dated April 28, 2004 between Patterson-UTI Energy, Inc. and Kenneth N. Berns (filed August 9, 2004 as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004 and incorporated herein by reference).*

10.15	Restricted Stock Award Agreement dated April 28, 2004 between Patterson-UTI Energy, Inc. and Jonathan D. Nelson (filed August 9, 2004 as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004 and incorporated herein by reference).*

10.16	Restricted Stock Award Agreement dated April 28, 2004 between Patterson-UTI Energy, Inc. and John E. Vollmer III (filed August 9, 2004 as Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004 and incorporated herein by reference).*

10.17	Patterson-UTI Energy, Inc. Change in Control Agreement, effective as of January 29, 2004, by and between Patterson-UTI Energy, Inc. and Mark S. Siegel (filed on February 4, 2004 as Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 and incorporated herein by reference).*

10.18	Patterson-UTI Energy, Inc. Change in Control Agreement, effective as of January 29, 2004, by and between Patterson-UTI Energy, Inc. and A. Glenn Patterson (filed on February 4, 2004 as Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 and incorporated herein by reference).*

10.19	Patterson-UTI Energy, Inc. Change in Control Agreement, effective as of January 29, 2004, by and between Patterson-UTI Energy, Inc. and Cloyce A. Talbott (filed on February 4, 2004 as Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 and incorporated herein by reference).*

10.20	Patterson-UTI Energy, Inc. Change in Control Agreement, effective as of January 29, 2004, by and between Patterson-UTI Energy, Inc. and Kenneth N. Berns (filed on February 4, 2004 as Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 and incorporated herein by reference).*

10.21	Patterson-UTI Energy, Inc. Change in Control Agreement, effective as of January 29, 2004, by and between Patterson-UTI Energy, Inc. and Jonathan D. Nelson (filed on February 4, 2004 as Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 and incorporated herein by reference).*

10.22	Patterson-UTI Energy, Inc. Change in Control Agreement, effective as of January 29, 2004, by and between Patterson-UTI Energy, Inc. and John E. Vollmer III (filed on February 4, 2004 as Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 and incorporated herein by reference).*

10.23	Form of Letter Agreement regarding termination, effective as of January 29, 2004, entered into by Patterson-UTI Energy, Inc. with each of Mark S. Siegel, Kenneth N. Berns and John E. Vollmer III.*/**

10.24	Form of Indemnification Agreement entered into by Patterson-UTI Energy, Inc. with each of Mark S. Siegel, Cloyce A. Talbott, A. Glenn Patterson, Kenneth N. Berns, Robert C. Gist, Curtis W. Huff, Terry H. Hunt, Kenneth R. Peak, Nadine C. Smith, Jonathan D. Nelson and John E. Vollmer III (filed April 28, 2004 as Exhibit 10.11 to the Company’s Annual Report on Form 10-K, as amended, for the year ended December 31, 2003 and incorporated herein by reference).*

10.25	Credit Agreement dated as of December 17, 2004 among Patterson-UTI Energy, Inc., as the Borrower, Bank of America, N.A., as administrative agent, L/ C Issuer and a Lender and the other lenders and agents party thereto (filed on December 23, 2004 as Exhibit 10.1 to the Company’s Current Report on Form 8-K and incorporated herein by reference).

10.26	Summary Description of 2003 Cash Bonus Plan.*/**

10.27	Summary Description of Director Compensation.*/**

14.1	Patterson-UTI Energy, Inc. Code of Business Conduct and Ethics for Senior Financial Executives (filed as Exhibit 14.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 and incorporated herein by reference).

21.1	Subsidiaries of the Registrant.**
23.2	Consent of Independent Petroleum Engineer — M. Brian Wallace, P.E.**

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management Contract or Compensatory Plan identified as required by Item 15(a)(3) of Form 10-K.

**	Previously filed.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of
Patterson-UTI Energy, Inc.
      We have completed an integrated audit of Patterson-UTI Energy, Inc.’s 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2004 and audits of its 2003 and 2002 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.
Consolidated financial statements and financial statement schedule
      In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Patterson-UTI Energy, Inc. and its subsidiaries at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
      As discussed in Note 2 to the consolidated financial statements, the Company restated its 2004, 2003 and 2002 consolidated financial statements.
Internal control over financial reporting
      Also, we have audited management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that Patterson-UTI Energy, Inc. did not maintain effective internal control over financial reporting as of December 31, 2004, because the Company did not maintain (1) an effective control environment, (2) effective controls over cash and (3) effective controls over property and equipment, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit.
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
      A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weaknesses have been identified and included in management’s assessment as of December 31, 2004.

1. Control environment. The Company did not maintain an effective control environment based on the criteria established in the COSO framework. Specifically, the Company did not maintain a control environment adequate to encourage the prevention or detection of the override of controls or intentional misconduct, including misappropriation of assets and the preparation of false management reports, accounting records, financial statements and documents together with forged approval signatures. This lack of an effective control environment allowed the Company’s former CFO to take inappropriate actions that resulted in certain transactions not being properly reflected in the Company’s consolidated financial statements for the years ended December 31, 2004, 2003 and 2002, each of the quarters of 2004 and 2003, and the first three quarters of 2005. This intentional misconduct by the Company’s former CFO included the preparation of false accounting records and documents to deceive accounting personnel under his supervision, other members of senior management, the Board of Directors and us. Additionally, the lack of an effective control environment allowed the Company’s lines of communication among, and their monitoring of, their operations and accounting personnel, including their former CFO, to not be effective in preventing or detecting these instances of intentional misconduct. Taken as a whole, the Company’s control environment did not adequately emphasize appropriate judgment, skepticism and objectivity, and their former CFO intentionally exploited this environment for his personal benefit, specifically with respect to the Company’s controls over cash, payroll and property and equipment as follows:

a. Cash. The Company’s former CFO manipulated the process over the initiation and approval of cash wire transfers. This action was taken in order to accomplish the fraudulent diversion of cash from the Company to entities owned by their former CFO for goods and services which the Company neither requested nor received. False documentation was created by the Company’s former CFO to conceal the true nature of these transactions from the Company and its independent registered public accountants.

b. Payroll. In 1999, the Company’s former CFO intentionally altered his payroll records to indicate that appropriate authorization had been given for a retroactive increase in his compensation and related benefits when in fact no such authorization had been provided. This false documentation was created by the Company’s former CFO to provide for an unauthorized increase to his compensation and to conceal the unauthorized compensation increase from the Company and its independent registered public accountants.

c. Property and Equipment. The Company’s former CFO instructed certain former employees, who worked under his supervision, to alter management reports related to property and equipment expenditures. Additionally, the Company’s former CFO created fictitious property and equipment approval forms with forged signatures. These actions had the effect of concealing his inappropriate and fraudulent diversion of cash. The activities by the Company’s former CFO deceived the Company and its independent registered public accountants as to the true nature of the Company’s cash transfers and property and equipment expenditures.

      The Company’s material weakness in its control environment contributed to the existence of the following additional material weaknesses:

2. Controls over cash. The Company did not maintain effective controls to ensure cash disbursements only occurred based upon authorized Company transactions. Specifically, the Company’s former CFO was able to initiate electronic cash transfers without review, approval, or appropriate documentation. This allowed him to fraudulently cause the Company to make disbursements through submission of fictitious supporting documents with forged executive signatures which appeared to evidence approval affecting cash and other financial statement accounts. This control deficiency contributed to the embezzlement.

3. Controls over property and equipment. The Company did not maintain effective controls over the existence, completeness and accuracy of their accounting for property and equipment. Specifically, the Company’s controls were not adequate to ensure (i) that the Company’s property and equipment purchases by wire transfer, not processed through their vendor and accounts payable controls, were authorized or existed, which contributed to the concealment of the embezzlement, (ii) the timely and accurate depreciation of all property and equipment, (iii) the identification and recording of all property and equipment retirements when they occurred, and (iv) that property and equipment transferred between Company locations was accurately and completely reflected in their accounting records. This control deficiency resulted in certain inaccuracies in the Company’s accounting for property and equipment.
      The control deficiencies described above resulted in the restatement of the Company’s consolidated financial statements for the years ended December 31, 2004, 2003 and 2002, each of the quarters of 2004 and 2003, and the first three quarters of 2005. Additionally, each of the control deficiencies described above could result in a misstatement in the aforementioned accounts or disclosures that would result in a material misstatement in the Company’s annual or interim consolidated financial statement that would not be prevented or detected. Accordingly, the Company’s management has determined that each of these control deficiencies constitute material weaknesses.
      These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2004 consolidated financial statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements.
      Management and we previously concluded that the Company maintained effective internal control over financial reporting as of December 31, 2004. Management has subsequently determined that the material weaknesses described above existed as of December 31, 2004. Accordingly, Management’s Report on Internal Control Over Financial Reporting has been restated and our opinion on internal control over financial reporting, as presented herein, is different from that expressed in our previous report.
      In our opinion, management’s assessment that Patterson-UTI Energy, Inc. did not maintain effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control — Integrated Framework issued by the COSO. Also, in our opinion, because of the effects of the material weaknesses described above on the achievement of the objectives of the control criteria, Patterson-UTI Energy, Inc. has not maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework issued by the COSO.
PricewaterhouseCoopers LLP
Houston, Texas

February 24, 2005, except for the restatement discussed in Note 2 to the consolidated financial statements and the matter discussed in the penultimate paragraph of Management’s Report on Internal Control Over Financial Reporting, as to which the date is March 15, 2006

PATTERSON-UTI ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	Restated (See Note 2)

	December 31,

	2004	2003

	(In thousands,
	except share data)
ASSETS
Current assets:
Cash and cash equivalents	$112,371	$100,483
Accounts receivable, net of allowance for doubtful accounts of $1,909 and $2,133 at December 31, 2004 and 2003, respectively	214,097	156,345
Federal and state income taxes receivable	—	11,453
Inventory	17,738	15,206
Deferred tax assets, net	15,991	16,449
Other	26,836	15,697

Total current assets	387,033	315,633
Property and equipment, at cost, net	765,019	650,398
Goodwill	99,056	51,033
Investment in equity securities	—	19,771
Other	5,677	2,686

Total assets	$1,256,785	$1,039,521

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable:
Trade	$54,553	$41,093
Accrued revenue distributions	11,297	8,545
Other	2,309	6,743
Accrued Federal and state income taxes payable	4,231	—
Accrued expenses	79,163	60,853

Total current liabilities	151,553	117,234
Deferred tax liabilities, net	140,475	128,651
Other	3,256	3,822

Total liabilities	295,284	249,707

Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock, par value $.01; authorized 1,000,000 shares, no shares issued	—	—
Common stock, par value $.01; authorized 300,000,000 shares at December 31, 2004 and 200,000,000 shares at December 31, 2003 with 171,625,841 (affected by a two- for-one stock split) and 82,483,148 issued and 168,512,745 (affected by a two-for-one stock split) and 80,976,600 outstanding at December 31, 2004 and 2003, respectively	1,716	825
Additional paid-in capital	597,280	506,018
Deferred compensation	(5,420)	—
Retained earnings	373,712	290,237
Accumulated other comprehensive income, net of tax	7,350	4,389
Treasury stock, at cost, 3,113,096 shares (affected by a two-for-one stock split) and 1,506,548 shares at December 31, 2004 and 2003, respectively	(13,137)	(11,655)

Total stockholders’ equity	961,501	789,814

Total liabilities and stockholders’ equity	$1,256,785	$1,039,521

The accompanying notes are an integral part of these consolidated financial statements.

PATTERSON-UTI ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Restated (See Note 2)

	Years Ended December 31,

	2004	2003	2002

	(In thousands,
	except per share data)
Operating revenues:
Contract drilling	$809,691	$639,694	$410,295
Pressure pumping	66,654	46,083	32,996
Drilling and completion fluids	90,557	69,230	69,943
Oil and natural gas	33,867	21,163	14,723

	1,000,769	776,170	527,957

Operating costs and expenses:
Contract drilling	556,869	475,224	318,201
Pressure pumping	37,561	26,184	19,802
Drilling and completion fluids	76,503	61,424	60,762
Oil and natural gas	7,978	4,808	3,956
Depreciation, depletion, amortization and impairment	122,800	100,834	92,778
Selling, general and administrative	31,983	27,685	26,116
Bad debt expense	897	259	320
Embezzled funds expense	19,122	17,849	8,574
Gain on sale of assets	(1,411)	(1,927)	(360)
Other	—	(2,452)	4,700

	852,302	709,888	534,849

Operating income (loss)	148,467	66,282	(6,892)

Other income (expense):
Interest income	1,140	1,116	1,110
Interest expense	(695)	(292)	(532)
Other	235	1,870	225

	680	2,694	803

Income (loss) before income taxes and cumulative effect of change in accounting principle	149,147	68,976	(6,089)

Income tax expense (benefit):
Current	39,952	15,324	(21,506)
Deferred	14,849	9,996	19,557

	54,801	25,320	(1,949)

Income (loss) before cumulative effect of change in accounting principle	94,346	43,656	(4,140)
Cumulative effect of change in accounting principle, net of related income tax benefit of approximately $287	—	(469)	—

Net income (loss)	$94,346	$43,187	$(4,140)

Net income (loss) per common share:
Basic:
Income (loss) before cumulative effect of change in accounting principle	$0.57	$0.27	$(0.03)

Cumulative effect of change in accounting principle	$—	$—	$—

Net (loss) income	$0.57	$0.27	$(0.03)

Diluted:
Income (loss) before cumulative effect of change in accounting principle	$0.56	$0.27	$(0.03)

Cumulative effect of change in accounting principle	$—	$—	$—

Net income (loss)	$0.56	$0.26	$(0.03)

Weighted average number of common shares outstanding:
Basic	166,258	161,272	157,410

Diluted	169,211	164,572	157,410

The accompanying notes are an integral part of these consolidated financial statements.

PATTERSON-UTI ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Stock					Accumulated
						Other
	Number		Additional			Comprehensive
	of		Paid-In	Deferred	Retained	Income	Treasury
	Shares	Amount	Capital	Compensation	Earnings	(Loss)	Stock	Total

	(In thousands)
December 31, 2001, as previously reported	78,463	$784	$441,475	$—	$258,834	$(2,296)	$(11,655)	$687,142
Adjustment for effects of embezzlement (net of applicable income tax benefit of $4,499) (See Note 2)	—	—	—	—	(7,373)	—	—	(7,373)
Other adjustments (net of applicable income tax benefit of $38) (See Note 2)	—	—	—	—	(271)	843	—	572

December 31, 2001, as restated	78,463	784	441,475	—	251,190	(1,453)	(11,655)	680,341
Issue common stock	650	7	16,933	—	—	—	—	16,940
Stock options & warrants exercised	2,464	25	15,714	—	—	—	—	15,739
Tax benefit from stock options exercised	—	—	15,079	—	—	—	—	15,079
Foreign currency translation (net of applicable income tax of $168)	—	—	—	—	—	289	—	289
Net loss, as restated (See Note 2)	—	—	—	—	(4,140)	—	—	(4,140)

December 31, 2002, as restated	81,577	816	489,201	—	247,050	(1,164)	(11,655)	724,248
Stock options & warrants exercised	906	9	10,277	—	—	—	—	10,286
Tax benefit from stock options exercised	—	—	6,540	—	—	—	—	6,540
Foreign currency translation (net of applicable income tax of $3,220)	—	—	—	—	—	5,553	—	5,553
Net income, as restated (See Note 2)	—	—	—	—	43,187	—	—	43,187

December 31, 2003, as restated	82,483	825	506,018	—	290,237	4,389	(11,655)	789,814
Issue common stock for acquisition	1,388	14	49,462	—	—	—	—	49,476
Issue restricted stock	189	2	6,640	(6,642)	—	—	—	—
Amortize deferred compensation expense	—	—	—	1,222	—	—	—	1,222
Stock options & warrants exercised	2,580	25	24,494	—	—	—	—	24,519
Tax benefit from stock options exercised	—	—	10,666	—	—	—	—	10,666
Foreign currency translation (net of applicable income tax of $1,716)	—	—	—	—	—	2,961	—	2,961
Purchase of treasury stock	—	—	—	—	—	—	(1,482)	(1,482)
Pay cash dividend (See Note 12)	—	—	—	—	(10,021)	—	—	(10,021)
Two-for-one stock split (See Note 12)	84,986	850	—	—	(850)	—	—	—
Net income, as restated (See Note 2)	—	—	—	—	94,346	—	—	94,346

December 31, 2004, as restated	171,626	$1,716	$597,280	$(5,420)	$373,712	$7,350	$(13,137)	$961,501

The accompanying notes are an integral part of these consolidated financial statements.

PATTERSON-UTI ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN CASH FLOWS

	Restated (See Note 2)

	Years Ended December 31,

	2004	2003	2002

	(In thousands)
Cash flows from operating activities:
Net income (loss)	$94,346	$43,187	$(4,140)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion, amortization and impairment	122,800	100,834	92,778
Provision for bad debts	897	259	320
Deferred income tax expense	14,849	9,996	19,557
Tax benefit related to exercise of stock options	10,666	6,540	15,079
Amortization of deferred compensation expense	1,222	—	—
Gain on sale of assets	(1,411)	(1,927)	(360)
Cumulative effect of change in accounting principle, net of tax	—	(469)	—
Changes in operating assets and liabilities, net of business acquired:
Accounts receivable	(50,682)	(55,791)	34,565
Federal income taxes receivable	15,734	11,155	(22,844)
Inventory and other current assets	(13,556)	(8,984)	(222)
Accounts payable	12,861	12,322	(11,079)
Accrued expenses	1,555	22,814	(771)
Other liabilities	(6,090)	5,015	362

Net cash provided by operating activities	203,191	144,951	123,245

Cash flows from investing activities:
Acquisitions, net of cash acquired	(30,387)	(40,832)	—
Purchases of property and equipment	(174,589)	(98,801)	(75,293)
Proceeds from sales of property and equipment	3,303	4,548	1,813
Purchase of investment equity securities	—	—	(17,659)
Change in other assets	(1,766)	(1,693)	735

Net cash used in investing activities	(203,439)	(136,778)	(90,404)

Cash flows from financing activities:
Purchase of treasury stock	(1,482)	—	—
Dividends paid	(10,021)	—	—
Line of credit issuance costs	(780)	—	—
Proceeds from exercise of stock options and warrants	24,519	10,286	15,739

Net cash provided by financing activities	12,236	10,286	15,739

Effect of foreign exchange rate changes on cash	(100)	(130)	(10)

Net increase in cash and cash equivalents	11,888	18,329	48,570
Cash and cash equivalents at beginning of year	100,483	82,154	33,584

Cash and cash equivalents at end of year	$112,371	$100,483	$82,154

Supplemental disclosure of cash flow information:
Net cash received (paid) during the year for:
Interest	$(245)	$(292)	$(532)
Income taxes	(12,500)	2,730	13,492
The accompanying notes are an integral part of these consolidated financial statements.

PATTERSON-UTI ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN CASH FLOWS — (Continued)
      Non-cash investing and financing activities:
      In February 2004, the Company completed its acquisition of TMBR/ Sharp Drilling, Inc. (“TMBR”) in which one of its wholly-owned subsidiaries acquired 100% of the remaining outstanding shares of TMBR for a net cash payment of $32.5 million ($40.4 million paid to TMBR shareholders less $7.9 million in cash acquired in the transaction) and the issuance of 2.78 million shares of the Company’s common stock valued at $17.82 per share (adjusted to reflect the two-for-one stock split on June 30, 2004). The assets of TMBR included 18 land-based drilling rigs and related equipment, shop facilities, equipment yards and their oil and natural gas properties. The transaction was accounted for as a business combination and the purchase price was allocated among the assets acquired and liabilities assumed based on their estimated fair market values (see Note 3).
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
      Embezzlement & Restatement — The Company’s former Chief Financial Officer (“CFO”), Jonathan D. Nelson (“Nelson”), perpetrated an embezzlement over a period of more than five years. The accompanying consolidated financial statements have been restated to reflect the effects of losses incurred as a result of the embezzlement in the periods of occurrence. Payments related to the embezzlement previously capitalized as property and equipment and goodwill acquired, and the related depreciation and other amounts expensed have been reversed from the Company’s accounting records. Embezzled payments have been recognized as expense in the periods they were embezzled. The cumulative effects of the embezzlement prior to 2002, have been recognized as a reduction of retained earnings as of that date. The accompanying consolidated financial statements have also been restated for the effects of the correction of other errors that are immaterial both individually and in the aggregate (see Note 2).
      Basis of presentation — As a result of the Company increasing its ownership of TMBR from 19.5% to 100% in 2004, the consolidated financial statements of Patterson-UTI Energy, Inc. and its wholly-owned subsidiaries have been restated in accordance with the requirements of accounting for business combinations accounted for as a purchase, to provide for the retroactive application of the equity method of accounting for the Company’s investment in TMBR (see Note 7).
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

PATTERSON-UTI ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
      The following table summarizes depreciation, depletion, amortization and impairment expense for 2004, 2003 and 2002 (in millions):

	Restated (See Note 2)

	2004	2003	2002

Depreciation expense	$109.4	$93.7	$87.4
Depletion expense	10.1	5.6	4.4
Amortization expense	0.1	0.1	0.3
Impairment of oil and natural gas properties	3.2	1.4	0.7

Total	$122.8	$100.8	$92.8

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
      Earnings per share — The Company provides a dual presentation of its earnings per share; Basic Earnings per Share (“Basic EPS”) and Diluted Earnings per Share (“Diluted EPS”). Basic EPS is computed using the weighted average number of shares outstanding during the year. Diluted EPS includes common stock equivalents which are dilutive to earnings per share. For the years ended December 31, 2004 and 2003, dilutive securities, consisting of certain stock options and warrants, (See Note 13) included in the calculation of Diluted EPS were 3.0 million shares and 3.3 million shares, respectively. For the year ended December 31, 2002, dilutive securities of approximately 5.1 million shares were excluded from the calculation of Diluted EPS as a result of the Company’s net loss (as restated) for that year. At December 31, 2004, 2003 and 2002, there were potentially dilutive securities of 640,000, 1.9 million and 657,000, respectively, excluded from the calculation of Diluted EPS as their exercise prices were greater than the average market price for the respective year.
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

	Restated (See Note 2)

	Years Ended December 31,

	2004	2003	2002

Net income (loss), as reported	$94,346	$43,187	$(4,140)
Add: Stock-based employee compensation expense recorded, net of tax	773	—	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects(1)	(12,304)	(10,506)	(5,296)

Pro forma net income (loss)	$82,815	$32,681	$(9,436)

Earnings (loss) per share:
Basic, as reported	$0.57	$0.27	$(0.03)

Basic, pro forma	$0.50	$0.20	$(0.06)

Diluted, as reported	$0.56	$0.26	$(0.03)

Diluted, pro forma	$0.50	$0.20	$(0.06)

Weighted-average fair value per share of options granted(1)	$6.25	$5.59	$7.60

(1)	See Note 13 for additional information regarding the computations presented here.
      Statement of cash flows — For purposes of reporting cash flows, cash and cash equivalents include cash on deposit, money market funds and investment grade municipal and commercial bonds with original maturities of 90 days or less.

PATTERSON-UTI ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
2.     Embezzlement and Restatements
      On November 3, 2005, the Company announced the resignation of its CFO, Jonathan D. Nelson. On November 10, 2005, the Company announced that, based on information received by Company senior management on November 9, 2005, the Audit Committee of the Company’s Board of Directors began an investigation into an embezzlement from the Company by Nelson.
      Most of the embezzled funds result from Nelson causing the wiring of Company funds aggregating approximately $72.3 million, to, or for the benefit of, entities owned and controlled by him. Nelson was originally able to initiate these wire transfers by requesting the wire transfers himself in telephone calls to one of the Company’s banks. After changes to the Company’s internal controls and procedures in 2004, Nelson initiated the wire transfers through instructions to one of his subordinates and by the creation of fraudulent invoices containing forged senior management approvals. This false documentation was created by our former

PATTERSON-UTI ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
CFO to conceal the true nature of these transactions from the Company and its independent registered public accountants.
      Nelson also instructed certain former employees, who worked under his supervision, to alter management reports related to property and equipment expenditures and created fictitious property and equipment approval forms with forged signatures.
      On December 22, 2005, upon recommendation of Company management and the Audit Committee of its Board of Directors, the Company announced that based on the results to date of its ongoing internal investigation into the facts and circumstances surrounding the embezzlement by Nelson, the Company would restate its previously issued financial statements and amend its previously issued Annual Report on Form 10-K for the year ended December 31, 2004 and Quarterly Reports on Form 10-Q for the periods ended March 31, June 30 and September 30, 2005. These restatements reflect losses incurred as a result of payments made to or for the benefit of Nelson that had been recognized in the Company’s accounting records and previously issued financial statements as payments for assets and services that were not received by the Company.
      The total amount embezzled was approximately $77.5 million in cash, excluding any tax effects, beginning with the year ended December 31, 1998 through November 3, 2005 as follows (in thousands):

From 1998 to December 31, 2004	$58,961
From January 1, 2005 to September 30, 2005	12,193

Total through September 30, 2005	71,154
From October 1, 2005 to November 3, 2005 (net of $1,500 repayment)	6,350

Total embezzlement	$77,504

      The Company promptly advised the United States Securities and Exchange Commission (“SEC”) when it became aware of the embezzlement. The SEC promptly obtained a freeze order on Nelson’s assets (including assets held by entities controlled by him) and a Receiver was appointed to collect those assets. The United States attorney for the Northern District of Texas obtained an indictment against Nelson and investigation of this matter continues.
      The Company understands that the Receiver will ultimately liquidate the assets and propose a plan to distribute the proceeds. While the Company believes it has a claim for at least the full amount embezzled, other creditors have or may assert claims on the assets held by the Receiver. As a result, recovery by the Company from the Receiver is uncertain as to timing and amount, if any. Recoveries, if any, will be recognized when they are considered collectable.
      The accompanying consolidated financial statements have been restated to provide for, net of related tax effects, (1) the effects of losses incurred as a result of the former CFO’s embezzlement and (2) the effects of the correction of other errors that are immaterial both individually and in the aggregate. These other adjustments relate primarily to the correction of previously reported property and equipment balances that result from our review of the Company’s property and equipment records and the underlying physical assets in

PATTERSON-UTI ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
connection with the investigation of the embezzlement. The effects of the embezzlement and other adjustments on the Company’s financial position follow:

	As of December 31,

		Effects of	Effects of
	Previously	Adjustment for	Other
	Reported	Embezzlement	Adjustments	Restated

	(In thousands)
2004:
Property & equipment:
At cost	$1,400,848	$(55,211)	$(6,866)	$1,338,771
Accumulated depreciation	(571,973)	1,348	(3,127)	(573,752)
Net	828,875	(53,863)	(9,993)	765,019
Goodwill	101,326	(2,270)	—	99,056
Total assets	1,322,911	(56,133)	(9,993)	1,256,785
Federal & state income taxes payable	2,754	1,311	166	4,231
Deferred tax liabilities, net	162,040	(22,159)	594	140,475
Liabilities	315,372	(20,848)	760	295,284
Retained earnings	415,489	(35,285)	(6,492)	373,712
Accumulated other comprehensive income	11,611	—	(4,261)	7,350
Stockholders’ equity	1,007,539	(35,285)	(10,753)	961,501
2003:
Federal & state income taxes receivable	$12,667	$(1,044)	$(170)	$11,453
Property & equipment:
At cost	1,161,536	(38,240)	(4,992)	1,118,304
Accumulated depreciation	(467,905)	890	(891)	(467,906)
Net	693,631	(37,350)	(5,883)	650,398
Goodwill	51,179	(146)	—	51,033
Total assets	1,084,114	(38,540)	(6,053)	1,039,521
Deferred tax liabilities, net	143,309	(15,044)	386	128,651
Liabilities	264,365	(15,044)	386	249,707
Retained earnings	317,627	(23,496)	(3,894)	290,237
Accumulated other comprehensive income	6,934	—	(2,545)	4,389
Stockholders’ equity	819,749	(23,496)	(6,439)	789,814

PATTERSON-UTI ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The effects of the embezzlement and other adjustments on the Company’s results of operations and cash flows follow:

	Year Ended December 31,

		Effects of	Effects of
	Previously	Adjustment for	Other
	Reported	Embezzlement	Adjustments	Restated

	(In thousands, except per share amounts)
2004:
Depreciation, depletion, amortization and impairment	$119,395	$(461)	$3,866	$122,800
Selling, general and administrative	32,007	(24)	—	31,983
Gain on sale of assets	1,655	—	(244)	1,411
Embezzled funds expense	—	19,122	—	19,122
Operating income	171,214	(18,637)	(4,110)	148,467
Income before income taxes	171,894	(18,637)	(4,110)	149,147
Income tax expense	63,161	(6,848)	(1,512)	54,801
Net income	108,733	(11,789)	(2,598)	94,346
Per common share:
Basic	0.65	(0.07)	(0.02)	0.57
Diluted	0.64	(0.07)	(0.02)	0.56
Net cash provided by (used in):
Operating activities	222,289	(19,098)	—	203,191
Investing activities	(222,537)	19,098	—	(203,439)
Cash paid for:
Acquisitions	32,514	(2,127)	—	30,387
Property & equipment	191,560	(16,971)	—	174,589
2003:
Depreciation, depletion, amortization and impairment	$97,998	$(450)	$3,286	$100,834
Selling, general and administrative	27,709	(24)	—	27,685
Gain on sale of assets	2,174	—	(247)	1,927
Embezzled funds expense	—	17,849	—	17,849
Operating income	87,190	(17,375)	(3,533)	66,282
Income before income taxes and cumulative effect of change in accounting principle	89,884	(17,375)	(3,533)	68,976
Income tax expense	32,996	(6,378)	(1,298)	25,320
Income before cumulative effect of change in accounting principle	56,888	(10,997)	(2,235)	43,656
Net income	56,419	(10,997)	(2,235)	43,187
Per common share:
Basic	0.35	(0.07)	(0.01)	0.27
Diluted	0.34	(0.07)	(0.01)	0.26
Net cash provided by (used in):
Operating activities	162,776	(17,825)	—	144,951
Investing activities	(154,603)	17,825	—	(136,778)

PATTERSON-UTI ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31,

		Effects of	Effects of
	Previously	Adjustment for	Other
	Reported	Embezzlement	Adjustments	Restated

	(In thousands, except per share amounts)
Cash paid for:
Property & equipment	116,626	(17,825)	—	98,801
2002:
Depreciation, depletion, amortization and impairment	$91,216	$(301)	$1,863	$92,778
Selling, general and administrative	26,140	(24)	—	26,116
Gain on sale of assets	538	—	(178)	360
Embezzled funds expense	—	8,574	—	8,574
Operating income (loss)	3,398	(8,249)	(2,041)	(6,892)
Income (loss) before income taxes	4,201	(8,249)	(2,041)	(6,089)
Income tax expense (benefit)	1,827	(3,123)	(653)	(1,949)
Net income (loss)	2,374	(5,126)	(1,388)	(4,140)
Per common share:
Basic	0.02	(0.03)	(0.01)	(0.03)
Diluted	0.01	(0.03)	(0.01)	(0.03)
Net cash provided by (used in):
Operating activities	131,795	(8,550)	—	123,245
Investing activities	(98,954)	8,550	—	(90,404)
Cash paid for:
Property & equipment	83,843	(8,550)	—	75,293

3.	Acquisitions
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

PATTERSON-UTI ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The purchase price was calculated as follows (restated (See Note 2), in thousands, except per share data and exchange ratio):

Cash of $9.09 per share for the 4,447 TMBR shares outstanding at February 11, 2004, excluding the 1,059 TMBR shares owned by Patterson-UTI	$40,423
Patterson-UTI shares issued at $17.82 per share (4,447 TMBR shares X .624332 exchange ratio X $17.82)	49,476
1,059 TMBR shares previously acquired by the Company	19,771
Acquisition costs	10,511
Less: Cash acquired	(7,909)

Total purchase price	$112,272

      The purchase price was allocated among assets acquired and liabilities assumed based on their estimated fair market values as follows (restated (See Note 2), in thousands):

Current assets	$7,181
Fixed assets	60,784
Other long term assets	172
Deferred tax assets	13,080
Goodwill	48,020
Current liabilities	(7,080)
Other long term liabilities	(1,090)
Deferred tax liability	(8,795)

Total purchase allocation	$112,272

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
      The following represents pro-forma unaudited financial information as if the acquisition had been completed on January 1, 2003 (in thousands, except per share amounts):

	Restated (See Note 2)

	2004	2003

Revenue	$1,005,357	$818,774
Income before cumulative effect of change in accounting principle	94,047	45,430
Net income	94,047	44,961
Earnings per share:
Basic	$0.57	$0.28

Diluted	$0.56	$0.27

2003 Acquisitions
      SEI Drilling Company — On January 31, 2003, the Company acquired four land-based drilling rigs and related equipment from SEI Drilling Company for $6.0 million in cash. The transaction was accounted for as

PATTERSON-UTI ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
      The following table illustrates the Company’s comprehensive income including the effects of foreign currency translation adjustments for the years ended December 31, 2004, 2003 and 2002 (in thousands):

	Restated (See Note 2)

	2004	2003	2002

Net income (loss)	$94,346	$43,187	$(4,140)
Other comprehensive income:
Foreign currency translation adjustment related to Canadian operations, net of tax	2,961	5,553	289

Comprehensive income (loss)	$97,307	$48,740	$(3,851)

PATTERSON-UTI ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Property and Equipment
      Property and equipment consisted of the following at December 31, 2004 and 2003 (in thousands):

	Restated (See Note 2)

	2004	2003

Equipment	$1,239,519	$1,045,638
Oil and natural gas properties	82,711	57,625
Buildings	12,892	11,657
Land	3,649	3,384

	1,338,771	1,118,304
Less accumulated depreciation and depletion	(573,752)	(467,906)

	$765,019	$650,398

6.	Goodwill
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

	Restated (See Note 2)

	2004	2003

Drilling:
Goodwill at beginning of period	$41,069	$41,069
Goodwill in TMBR	48,020	—
Other	3	—

Goodwill at end of period	89,092	41,069

Drilling and completion fluids:
Goodwill at beginning of period	9,964	9,964
Changes to goodwill	—	—

Goodwill at end of period	9,964	9,964

Total goodwill	$99,056	$51,033

7.	Investment in Equity Securities
      As a result of the Company increasing its ownership of TMBR from 19.5% to 100% in 2004, the Company’s consolidated financial statements for 2003 and 2002 were previously restated to provide for the retroactive application of the equity method of accounting for the investment in TMBR.

PATTERSON-UTI ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following tables present the effects of all restatements as of December 31, 2003 and for the years ended December 31, 2003 and 2002 (in thousands, except per share amounts):

	Previously	Effects of
	Reported	Adjustment	Effects of	Effects of
	on Cost	to Equity	Adjustment for	Other
	Basis	Method	Embezzlement	Adjustments	Restated

As of December 31, 2003:
Investment in equity securities	$20,274	$(503)	$—	$—	$19,771
Deferred tax liability	$143,490	$(181)	$(15,044)	$386	$128,651
Retained earnings	$316,329	$1,298	$(23,496)	$(3,894)	$290,237
Accumulated other comprehensive income, net of tax	$8,554	$(1,620)	$—	$(2,545)	$4,389
Year ended December 31, 2003:
Other income	$143	$1,727	$—	$—	$1,870
Deferred income tax expense	$17,274	$634	$(6,615)	$(1,297)	$9,996
Net income	$55,326	$1,093	$(10,997)	$(2,235)	$43,187
Comprehensive income, net of tax	$65,689	$(497)	$(10,997)	$(5,455)	$48,740
Net income per common share:
Basic	$0.34	$0.01	$(0.07)	$(0.01)	$0.27
Diluted	$0.34	$0.01	$(0.07)	$(0.01)	$0.26
Year ended December 31, 2002:
Other income (loss)	$(137)	$362	$—	$—	$225
Deferred income tax expense	$23,548	$157	$(3,399)	$(749)	$19,557
Net income (loss)	$2,169	$205	$(5,126)	$(1,388)	$(4,140)
Comprehensive income (loss), net of tax	$2,656	$175	$(5,126)	$(1,556)	$(3,851)
Net income (loss) per common share:
Basic	$0.01	$0.01	$(0.03)	$(0.01)	$(0.03)
Diluted	$0.01	$0.00	$(0.03)	$(0.01)	$(0.03)

8.	Accrued Expenses
      Accrued expenses consisted of the following at December 31, 2004 and 2003 (in thousands):

	2004	2003

Salaries, wages, payroll taxes and benefits	$21,245	$15,772
Workers’ compensation liability	38,677	31,646
Sales, use and other taxes	5,863	5,809
Insurance, other than workers’ compensation	7,061	1,848
Other	6,317	5,778

	$79,163	$60,853

PATTERSON-UTI ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	Asset Retirement Obligation
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

10.	Notes Payable
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

12.	Stockholders’ Equity
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
      In February 2004, the Company completed its acquisition of TMBR in which one of its wholly-owned subsidiaries acquired 100% of the remaining outstanding shares of TMBR for a net cash payment of $32.5 million ($40.4 million paid to TMBR shareholders less $7.9 million in cash acquired in the transaction) and the issuance of 2.78 million shares of the Company’s common stock valued at $17.82 per share (adjusted to reflect the two-for-one stock split on June 30, 2004). The assets of TMBR included 18 land-based drilling rigs and related equipment, shop facilities, equipment yards and their oil and natural gas properties. The transaction was accounted for as a business combination and the purchase price was allocated among the assets acquired and liabilities assumed based on their estimated fair market values (see Note 3).
      During March 2002, the Company issued 1.3 million shares (adjusted to reflect the two-for-one stock split on June 30, 2004) of its common stock as consideration for the acquisition of Odin Drilling, Inc. (see Note 3). The common stock was valued at $13.03 per share, its fair market value on the date the terms of the transaction were agreed upon.

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
      Tabular Summary — The following table summarizes information regarding the Company’s stock options and warrants granted under the provisions of the aforementioned plans as well as stock options and warrants issued pursuant to transactions described above (in thousands, except weighted average exercise prices):

		Weighted
		Average
	Shares	Exercise Price

Granted
2004	640	$19.19
2003	1,830	16.24
2002	4,297	13.39
Exercised
2004	3,502	$7.00
2003	1,941	6.46
2002	4,963	3.28
Surrendered
2004	58	$8.76
2003	95	9.99
2002	298	7.66
Outstanding at Year End
2004	10,006	$12.24
2003	12,926	10.47
2002	13,132	9.07
Exercisable at Year End
2004	6,377	$11.68
2003	6,622	8.66
2002	5,645	6.56

14.	Leases
      The Company incurred rent expense, consisting primarily of daily rental charges for the use of drilling equipment, of $9.1 million, $8.6 million and $5.7 million, for the years 2004, 2003 and 2002, respectively. The Company’s obligations under non-cancelable operating lease agreements are not material to the Company’s operations.

PATTERSON-UTI ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15.	Income Taxes
      Components of the income tax provision applicable for Federal, state and foreign income taxes are as follows (in thousands):

	Restated (See Note 2)

	2004	2003	2002

Federal income tax expense (benefit):
Current	$32,686	$14,073	$(17,726)
Deferred	12,366	7,794	17,991

	45,052	21,867	265
State income tax expense (benefit):
Current	2,031	1,233	(1,777)
Deferred	1,555	(487)	822

	3,586	746	(955)
Foreign income tax expense (benefit):
Current	5,235	18	(2,003)
Deferred	928	2,689	744

	6,163	2,707	(1,259)
Total:
Current	39,952	15,324	(21,506)
Deferred	14,849	9,996	19,557

Total income tax expense	$54,801	$25,320	$(1,949)

      The difference between the statutory Federal income tax rate and the effective income tax rate is summarized as follows:

	Restated (See Note 2)

	2004	2003	2002

Statutory tax rate	35.0%	35.0%	35.0%
State income taxes	1.6	1.5	1.7
Permanent differences	0.4	0.8	(4.7)
Other, net	(0.3)	(0.6)	—

Effective tax rate	36.7%	36.7%	32.0%

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

PATTERSON-UTI ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The tax effect of significant temporary differences representing deferred tax assets and liabilities and changes therein were as follows (in thousands):

	Restated (See Note 2)

	December 31,	Net	December 31,	Net	December 31,	Net	January 1,
	2004	Change	2003	Change	2002	Change	2002

Deferred tax assets:
Current:
Federal net operating loss carryforwards	$1,870	$1,870	$—	$—	$—	$—	$—
Workers’ compensation allowance	14,877	1,545	13,332	6,159	7,173	2,663	4,510
AMT credit	—	(602)	602	—	602	—	602
Other	6,978	1,238	5,740	(1,775)	7,515	3,880	3,635

	23,725	4,051	19,674	4,384	15,290	6,543	8,747

Non-current:
Federal net operating loss carryforwards	4,115	4,115	—	—	—	—	—
AMT credit	118	118	—	—	—	—	—
Federal benefit of foreign deferred tax liabilities	6,708	933	5,775	2,019	3,756	744	3,012
Federal benefit of state deferred tax liabilities	3,515	421	3,094	1,275	1,819	452	1,367
Embezzled funds expense	22,178	7,193	14,985	6,713	8,272	3,226	5,046
Other	763	763	—	—	—	—	—

	37,397	13,543	23,854	10,007	13,847	4,422	9,425

Total deferred tax assets	61,122	17,594	43,528	14,391	29,137	10,965	18,172

Deferred tax liabilities:
Current:
Other	(7,734)	(4,509)	(3,225)	(3,225)	—	—	—

Non-current:
Property and equipment basis difference	(173,344)	(25,534)	(147,810)	(16,683)	(131,127)	(34,581)	(96,546)
Other	(4,528)	167	(4,695)	(4,795)	100	(148)	248

	(177,872)	(25,367)	(152,505)	(21,478)	(131,027)	(34,729)	(96,298)

Total deferred tax liabilities	(185,606)	(29,876)	(155,730)	(24,703)	(131,027)	(34,729)	(96,298)

Net deferred tax liability	$(124,484)	$(12,282)	$(112,202)	$(10,312)	$(101,890)	$(23,764)	$(78,126)

      Management will deduct accumulated net embezzlement losses in the Company’s 2005 tax returns, which corresponds with the period in which the embezzlement was detected.
      Other deferred tax assets consist primarily of various allowance accounts and tax deferred expenses expected to generate future tax benefit of approximately $7 million. Other deferred tax liabilities consist primarily of receivables from insurance companies not yet recognized for tax purposes.

PATTERSON-UTI ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

16.	Employee Benefits
      The Company maintains a 401(k) plan for all eligible employees. The Company’s operating results include expenses of approximately $2.2 million in 2004, $1.5 million in 2003 and $2.1 million in 2002 for the Company’s discretionary contributions to the plan.

17.	Business Segments
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

PATTERSON-UTI ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following tables summarize selected financial information relating to the Company’s business segments (in thousands):

	Restated (See Note 2)

	Years Ended December 31,

	2004	2003	2002

Revenues:
Contract drilling(a)	$815,683	$640,788	$410,752
Pressure pumping	66,654	46,083	32,996
Drilling and completion fluids(b)	90,858	69,286	69,966
Oil and natural gas	33,867	21,163	14,723

Total segment revenues	1,007,062	777,320	528,437
Elimination of intercompany revenues(a)(b)	(6,293)	(1,150)	(480)

Total revenues	$1,000,769	$776,170	$527,957

Income (loss) before income taxes:
Contract drilling	$146,626	$72,814	$6,029
Pressure pumping	16,747	10,442	6,090
Drilling and completion fluids	4,202	(1,920)	(238)
Oil and natural gas	10,764	7,784	3,945

	178,339	89,120	15,826
Corporate and other	(10,750)	(7,441)	(9,444)
Other operating(c)	—	2,452	(4,700)
Embezzled funds expense(d)	(19,122)	(17,849)	(8,574)
Interest income	1,140	1,116	1,110
Interest expense	(695)	(292)	(532)
Other	235	1,870	225

Income (loss) before income taxes	$149,147	$68,976	$(6,089)

PATTERSON-UTI ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Restated (See Note 2)

	Years Ended December 31,

	2004	2003	2002

Identifiable assets:
Contract drilling(d)	$961,873	$766,039	$672,199
Pressure pumping	49,145	35,066	25,376
Drilling and completion fluids	62,970	56,215	56,382
Oil and natural gas	62,984	37,111	29,629

	1,136,972	894,431	783,586
Corporate and other(e)	119,813	145,090	135,788

Total assets	$1,256,785	$1,039,521	$919,374

Depreciation, depletion, amortization and impairment:
Contract drilling(d)	$101,779	$87,255	$82,102
Pressure pumping	5,112	3,774	2,803
Drilling and completion fluids	2,156	2,279	2,176
Oil and natural gas	13,309	7,082	5,251

	122,356	100,390	92,332
Corporate and other	444	444	446

Total depreciation, depletion and amortization	$122,800	$100,834	$92,778

Capital expenditures:
Contract drilling(d)	$140,945	$77,350	$59,966
Pressure pumping	17,705	10,524	7,399
Drilling and completion fluids	1,488	912	1,571
Oil and natural gas	14,451	10,015	6,357

Total capital expenditures	$174,589	$98,801	$75,293

(a)	Includes contract drilling intercompany revenues of approximately $6.0 million, $1.1 million and $457,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

(b)	Includes drilling and completion fluids intercompany revenues of approximately $301,000, $56,000 and $23,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

(c)	Other operating relates to decisions of the executive management group regarding corporate strategy, credit risk, loss contingencies and restructuring activities. Due to the non-operating nature of these decisions, the related charges have been separately presented and excluded from the results of specific segments. These charges are primarily related to the contract drilling segment.

(d)	The Company’s former CFO perpetrated an embezzlement over a period of more than five years. Embezzled funds expense includes adjustments to eliminate payments related to the embezzlement previously capitalized as property and equipment and goodwill acquired. The related depreciation and other amounts expensed have also been reversed from the Company’s accounting records (See Note 2).

(e)	Corporate assets primarily include cash on hand managed by the parent corporation and certain deferred Federal income tax assets.

PATTERSON-UTI ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

18.	Quarterly Financial Information (unaudited)
      Quarterly financial information for the years ended December 31, 2004 and 2003 is as follows (in thousands, except per share amounts):

	Restated (See Note 2)

	1st	2nd	3rd	4th
	Quarter	Quarter	Quarter	Quarter

2004
Operating revenues	$218,779	$234,510	$259,174	$288,306
Operating income:
As previously reported	$32,510	$30,799	$47,408	$60,497
Adjustment for effects of embezzlement	(5,013)	(3,470)	(4,642)	(5,512)
Other adjustments	(927)	(1,002)	(1,024)	(1,157)

As restated	$26,570	$26,327	$41,742	$53,828

Net income:
As previously reported	$20,682	$19,607	$29,964	$38,480
Adjustment for effects of embezzlement	(3,164)	(2,186)	(2,921)	(3,518)
Other adjustments	(585)	(631)	(645)	(737)

As restated	$16,933	$16,790	$26,398	$34,225

Net income per common share:
Basic:
As previously reported	$0.12	$0.12	$0.18	$0.23
Adjustment for effects of embezzlement	$(0.02)	$(0.01)	$(0.02)	$(0.02)
Other adjustments	$—	$—	$—	$—
As restated	$0.10	$0.10	$0.16	$0.20
Diluted:
As previously reported	$0.12	$0.12	$0.18	$0.23
Adjustment for effects of embezzlement	$(0.02)	$(0.01)	$(0.02)	$(0.02)
Other adjustments	$—	$—	$—	$—
As restated	$0.10	$0.10	$0.16	$0.20
2003
Operating revenues	$165,239	$195,624	$207,015	$208,292
Operating income:
As previously reported	$9,844	$19,153	$27,354	$30,839
Adjustment for effects of embezzlement	(1,887)	(7,313)	(5,388)	(2,787)
Other adjustments	(883)	(883)	(883)	(884)

As restated	$7,074	$10,957	$21,083	$27,168

PATTERSON-UTI ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Restated (See Note 2)

	1st	2nd	3rd	4th
	Quarter	Quarter	Quarter	Quarter

Income before cumulative effect of change in accounting principle:
As previously reported	$7,051	$12,202	$17,186	$20,449
Adjustment for effects of embezzlement	(1,194)	(4,628)	(3,410)	(1,764)
Other adjustments	(559)	(559)	(559)	(559)

As restated	$5,298	$7,015	$13,217	$18,126

Cumulative effect of change in accounting principle, net of related income tax benefit of approximately $287	(469)	—	—	—
Net income:
As previously reported	$6,582	$12,202	$17,186	$20,449
Adjustment for effects of embezzlement	(1,194)	(4,628)	(3,410)	(1,764)
Other adjustments	(559)	(559)	(559)	(559)

As restated	$4,829	$7,015	$13,217	$18,126

Net income per common share:
Basic:
Income before cumulative effect of change in accounting principle:
As previously reported	$0.04	$0.08	$0.11	$0.13
Adjustment for effects of embezzlement	$(0.01)	$(0.03)	$(0.02)	$(0.01)
Other adjustments	$—	$—	$—	$—
As restated	$0.03	$0.04	$0.08	$0.11
Net income:
As previously reported	$0.04	$0.08	$0.11	$0.13
Adjustment for effects of embezzlement	$(0.01)	$(0.03)	$(0.02)	$(0.01)
Other adjustments	$—	$—	$—	$—
As restated	$0.03	$0.04	$0.08	$0.11
Diluted:
Income before cumulative effect of change in accounting principle:
As previously reported	$0.04	$0.07	$0.10	$0.12
Adjustment for effects of embezzlement	$(0.01)	$(0.03)	$(0.02)	$(0.01)
Other adjustments	$—	$—	$—	$—
As restated	$0.03	$0.04	$0.08	$0.11
Net income:
As previously reported	$0.04	$0.07	$0.10	$0.12
Adjustment for effects of embezzlement	$(0.01)	$(0.03)	$(0.02)	$(0.01)
Other adjustments	$—	$—	$—	$—
As restated	$0.03	$0.04	$0.08	$0.11

PATTERSON-UTI ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

19.	Concentrations of Credit Risk
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

20.	Related Party Transactions
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
      See Note 2 for information pertaining to fraudulent payments made to or for the benefit of Jonathan D. Nelson, the Company’s former CFO.

21.	Supplementary Oil and Natural Gas Reserve Information and Related Data (Unaudited)

Oil and Natural Gas Expenditures and Capitalized Costs:
      Gross oil and natural gas expenditures for the years ended December 31, 2004, 2003 and 2002 are summarized below (in thousands):

	2004	2003	2002

Property acquisition costs	$2,491	$1,120	$905
Exploration costs	10,242	7,572	6,267
Development costs	1,855	1,531	845

	$14,588	$10,223	$8,017

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

PATTERSON-UTI ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

S-1

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Patterson-UTI Energy, Inc. has duly caused this Report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

PATTERSON-UTI ENERGY, INC.

By:	/s/ CLOYCE A. TALBOTT

Cloyce A. Talbott
Chief Executive Officer
Date: March 17, 2006
      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on Form 10-K/A has been signed by the following persons on behalf of Patterson-UTI Energy, Inc. and in the capacities indicated as of March 17, 2006.

Signature	Title

/s/ MARK S. SIEGEL Mark S. Siegel	Chairman of the Board

/s/ CLOYCE A. TALBOTT Cloyce A. Talbott (Principal Executive Officer)	Chief Executive Officer and Director

/s/ A. GLENN PATTERSON A. Glenn Patterson	President, Chief Operating Officer and Director

/s/ KENNETH N. BERNS Kenneth N. Berns	Senior Vice President and Director

/s/ JOHN E. VOLLMER III John E. Vollmer III (Principal Financial and Accounting Officer)	Senior Vice President — Corporate Development, Chief Financial Officer, Secretary and Treasurer

/s/ ROBERT C. GIST Robert C. Gist	Director

/s/ CURTIS W. HUFF Curtis W. Huff	Director

/s/ TERRY H. HUNT Terry H. Hunt	Director

/s/ KENNETH R. PEAK Kenneth R. Peak	Director

/s/ NADINE C. SMITH Nadine C. Smith	Director

EXHIBIT INDEX

2.1	Asset Purchase Agreement among Key Energy Drilling, Inc., Key Energy Drilling Beneficial, L.P., Key Rocky Mountain, Inc., Key Four Corners, Inc. and Key Energy Services, Inc. and Patterson-UTI Drilling Company LP, LLLP and Patterson-UTI Energy, Inc., dated as of December 7, 2004.**
3.1	Restated Certificate of Incorporation, as amended (filed August 9, 2004 as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004 and incorporated herein by reference).
3.2	Amendment to Restated Certificate of Incorporation, as amended (filed August 9, 2004 as Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004 and incorporated herein by reference).
3.3	Amended and Restated Bylaws (filed March 19, 2002 as Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001 and incorporated herein by reference).
4.1	Rights Agreement dated January 2, 1997, between Patterson Energy, Inc. and Continental Stock Transfer & Trust Company (filed January 14, 1997 as Exhibit 2 to the Company’s Registration Statement on Form 8-A and incorporated herein by reference).
4.2	Amendment to Rights Agreement dated as of October 23, 2001 (filed October 31, 2001 as Exhibit 3.4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2001 and incorporated herein by reference).
4.3	Restated Certificate of Incorporation, as amended (See Exhibits 3.1 and 3.2).
4.4	Registration Rights Agreement with Bear, Stearns and Co. Inc., dated March 25, 1994, as assigned by REMY Capital Partners III, L.P.(filed March 19, 2002 as Exhibit 4.3 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001 and incorporated herein by reference).
10.1	For additional material contracts, see Exhibits 2.1, 4.1, 4.2 and 4.4.
10.2	Patterson-UTI Energy, Inc., 1993 Stock Incentive Plan, as amended (filed March 13, 1998 as Exhibit 10.1 to the Company’s Registration Statement on Form S-8 (File No. 333-47917) and incorporated herein by reference).*
10.3	Patterson-UTI Energy, Inc. Non-Employee Directors’ Stock Option Plan, as amended (filed November 4, 1997 as Exhibit 10.1 to the Company’s Registration Statement on Form S-8 (File No. 333-39471) and incorporated herein by reference).*
10.4	Amended and Restated Patterson-UTI Energy, Inc. 2001 Long-Term Incentive Plan (filed November 27, 2002 as Exhibit 4.4 to Post Effective Amendment No. 1 to the Company’s Registration Statement on Form S-8 (File No. 333-60470) and incorporated herein by reference).*
10.5	Patterson-UTI Energy, Inc. Amended and Restated 1997 Long-Term Incentive Plan (filed July 28, 2003 as Exhibit 4.7 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003 and incorporated herein by reference).*
10.6	Amendment to the Patterson-UTI Energy, Inc. Amended and Restated 1997 Long-Term Incentive Plan (filed August 9, 2004 as Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004 and incorporated herein by reference).*
10.7	Amended and Restated Patterson-UTI Energy, Inc. Non-Employee Director Stock Option Plan(filed July 28, 2003 as Exhibit 4.8 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003 and incorporated herein by reference).*
10.8	Amended and Restated Patterson-UTI Energy, Inc. 1996 Employee Stock Option Plan (filed July 25, 2001 as Exhibit 4.4 to Post-Effective Amendment No. 1 to the Company’s Registration Statement on Form S-8 (File No. 333-60466) and incorporated herein by reference).*
10.9	1997 Stock Option Plan of DSI Industries, Inc. (filed July 25, 2001 as Exhibit 4.4 to Post-Effective Amendment No. 1 to the Company’s Registration Statement on Form S-8 (File No. 333-60470) and incorporated herein by reference).*
10.10	Stock Option Agreement dated July 20, 2001 between Patterson-UTI Energy, Inc. and Kenneth R. Peak (filed March 19, 2002 as Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001 and incorporated herein by reference).*

10.11	Restricted Stock Award Agreement dated April 28, 2004 between Patterson-UTI Energy, Inc. and Mark S. Siegel (filed August 9, 2004 as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004 and incorporated herein by reference).*
10.12	Restricted Stock Award Agreement dated April 28, 2004 between Patterson-UTI Energy, Inc. and Cloyce A. Talbott (filed August 9, 2004 as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004 and incorporated herein by reference).*
10.13	Restricted Stock Award Agreement dated April 28, 2004 between Patterson-UTI Energy, Inc. and A. Glenn Patterson (filed August 9, 2004 as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004 and incorporated herein by reference).*
10.14	Restricted Stock Award Agreement dated April 28, 2004 between Patterson-UTI Energy, Inc. and Kenneth N. Berns (filed August 9, 2004 as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004 and incorporated herein by reference).*
10.15	Restricted Stock Award Agreement dated April 28, 2004 between Patterson-UTI Energy, Inc. and Jonathan D. Nelson (filed August 9, 2004 as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004 and incorporated herein by reference).*
10.16	Restricted Stock Award Agreement dated April 28, 2004 between Patterson-UTI Energy, Inc. and John E. Vollmer III (filed August 9, 2004 as Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004 and incorporated herein by reference).*
10.17	Patterson-UTI Energy, Inc. Change in Control Agreement, effective as of January 29, 2004, by and between Patterson-UTI Energy, Inc. and Mark S. Siegel (filed on February 4, 2004 as Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 and incorporated herein by reference).*
10.18	Patterson-UTI Energy, Inc. Change in Control Agreement, effective as of January 29, 2004, by and between Patterson-UTI Energy, Inc. and A. Glenn Patterson (filed on February 4, 2004 as Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 and incorporated herein by reference).*
10.19	Patterson-UTI Energy, Inc. Change in Control Agreement, effective as of January 29, 2004, by and between Patterson-UTI Energy, Inc. and Cloyce A. Talbott (filed on February 4, 2004 as Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 and incorporated herein by reference).*
10.20	Patterson-UTI Energy, Inc. Change in Control Agreement, effective as of January 29, 2004, by and between Patterson-UTI Energy, Inc. and Kenneth N. Berns (filed on February 4, 2004 as Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 and incorporated herein by reference).*
10.21	Patterson-UTI Energy, Inc. Change in Control Agreement, effective as of January 29, 2004, by and between Patterson-UTI Energy, Inc. and Jonathan D. Nelson (filed on February 4, 2004 as Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 and incorporated herein by reference).*
10.22	Patterson-UTI Energy, Inc. Change in Control Agreement, effective as of January 29, 2004, by and between Patterson-UTI Energy, Inc. and John E. Vollmer III (filed on February 4, 2004 as Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 and incorporated herein by reference).*
10.23	Form of Letter Agreement regarding termination, effective as of January 29, 2004, entered into by Patterson-UTI Energy, Inc. with each of Mark S. Siegel, Kenneth N. Berns and John E. Vollmer III.*/**
10.24	Form of Indemnification Agreement entered into by Patterson-UTI Energy, Inc. with each of Mark S. Siegel, Cloyce A. Talbott, A. Glenn Patterson, Kenneth N. Berns, Robert C. Gist, Curtis W. Huff, Terry H. Hunt, Kenneth R. Peak, Nadine C. Smith, Jonathan D. Nelson and John E. Vollmer III (filed April 28, 2004 as Exhibit 10.11 to the Company’s Annual Report on Form 10-K, as amended, for the year ended December 31, 2003 and incorporated herein by reference).*
10.25	Credit Agreement dated as of December 17, 2004 among Patterson-UTI Energy, Inc., as the Borrower, Bank of America, N.A., as administrative agent, L/ C Issuer and a Lender and the other lenders and agents party thereto (filed on December 23, 2004 as Exhibit 10.1 to the Company’s Current Report on Form 8-K and incorporated herein by reference).
10.26	Summary Description of 2003 Cash Bonus Plan.*/**

10.27	Summary Description of Director Compensation.*/**
14.1	Patterson-UTI Energy, Inc. Code of Business Conduct and Ethics for Senior Financial Executives (filed as Exhibit 14.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 and incorporated herein by reference).
21.1	Subsidiaries of the Registrant.**
23.2	Consent of Independent Petroleum Engineer — M. Brian Wallace, P.E.**
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management Contract or Compensatory Plan identified as required by Item 15(a)(3) of Form 10-K.

**	Previously filed.