Form 10-Q/A
period 2005-03-31
PATTERSON UTI ENERGY INC
filed 2006-03-27
CIK 889900

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q/A
(Amendment No. 1)

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
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act). (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐
      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐          No ☑
      Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
      169,579,860 shares of common stock, $0.01 par value, as of April 28, 2005

PATTERSON-UTI ENERGY, INC. AND SUBSIDIARIES

		Page

Explanatory Note		3
PART I —	Financial Information
ITEM 1.	Financial Statements
	Unaudited condensed consolidated balance sheets	5
	Unaudited condensed consolidated statements of income	6
	Unaudited condensed consolidated statement of changes in stockholders’ equity	7
	Unaudited condensed consolidated statements of changes in cash flows	8
	Notes to unaudited condensed consolidated financial statements	9
ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21
ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk	27
ITEM 4.	Controls and Procedures	28
Forward Looking Statements and Cautionary Statements for Purposes of the “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995		30

PART II —	Other Information
ITEM 6.	Exhibits	31
Signatures		32
Certification of CEO Pursuant to Rule 13a-14(a)/15d-14(a)
Certification of CFO Pursuant to Rule 13a-14(a)-15d-14(a)
Certification of CEO & CFO Pursuant to 18 USC Section 1350

Explanatory Note
      This Amendment No. 1 on Form 10-Q/ A (“Form 10-Q/ A”) to our previously filed Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2005, initially filed with the United States Securities and Exchange Commission (“SEC”) on April 29, 2005 (“Original Filing”), reflects a restatement of our unaudited interim condensed consolidated financial statements as discussed in Note 2 of the Notes to Unaudited Condensed Consolidated Financial Statements. Previously issued financial statements are being restated to properly reflect losses incurred as a result of an embezzlement whereby payments were made to or for the benefit of Jonathan D. Nelson (“Nelson”), our former Chief Financial Officer (“CFO”), that had been reflected in previously issued financial statements as payments for assets and services that were not received by the Company. Previously issued financial statements are also being restated for the effects of the correction of other errors that are immaterial both individually and in the aggregate. These other adjustments relate primarily to previously reported property and equipment balances that resulted from our review of our property and equipment records and the underlying physical assets in connection with investigation of the embezzlement.
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

      On November 16, 2005, the SEC obtained a freeze order on Nelson’s assets (including assets held by entities controlled by him) and a Receiver was appointed to collect those assets. The Company understands that the Receiver will ultimately liquidate the assets and propose a plan to distribute the proceeds. While the Company believes it has a claim for at least the full amount embezzled, other creditors have or may assert claims on the assets held by the Receiver. As a result, recovery by the Company from the Receiver is uncertain as to timing and amount, if any. Recoveries, if any, will be recognized when they are considered collectible.
      The effects of the embezzlement on the Company’s financial position follow (in thousands):

	Mar 31,	Dec 31,
Decrease in Amounts Previously Reported	2005	2004

Assets	$(57,514)	$(56,133)
Liabilities(1)	(21,357)	(20,848)

Retained Earnings & Stockholders’ Equity	$(36,157)	$(35,285)

(1)	Consists of increases in federal and state income taxes payable of $1.7 million and $1.3 million at March 31, 2005 and December 31, 2004, respectively, and decreases in deferred tax liabilities of $23.1 million and $22.2 million at March 31, 2005 and December 31, 2004, respectively.

      The effects of the restatement due to the embezzlement and other adjustments on operating income as previously reported for the three months ended March 31, 2005 and March 31, 2004 follow (in thousands):

	Three Months Ended

	Mar 31,	Mar 31,
	2005	2004

Operating income:
As previously reported	$94,252	$32,510
Adjustment for effects of embezzlement	(1,381)	(5,013)
Other adjustments	(1,038)	(927)

As restated	$91,833	$26,570

      The effects of the restatement due to the embezzlement and other adjustments on net income as previously reported for the three months ended March 31, 2005 and March 31, 2004, respectively, follow (in thousands):

	Three Months Ended

	March 31,	March 31,
	2005	2004

Net income:
As previously reported	$59,748	$20,682

Adjustments:
Embezzled funds expense	(1,606)	(5,133)
Embezzlement amounts previously expensed as depreciation and selling, general and administrative	225	120
Other adjustments	(1,038)	(927)
Tax benefits	891	2,191

Net adjustment	(1,528)	(3,749)

Net income, as restated	$58,220	$16,933

Net income per common share:
Basic:
As previously reported	$0.35	$0.13
Adjustment for effects of embezzlement	$(0.01)	$(0.02)
Other adjustments	$—	$—
As restated	$0.34	$0.10
Diluted:
As previously reported	$0.35	$0.12
Adjustment for effects of embezzlement	$(0.01)	$(0.02)
Other adjustments	$—	$—
As restated	$0.34	$0.10
      Except for the foregoing amended information, the Form 10-Q/A continues to speak as of the date of the Original Filing and the Company has not updated the disclosure contained herein to reflect events that occurred at a later date.

PART I — FINANCIAL INFORMATION

ITEM 1.	Financial Statements
      The following unaudited condensed consolidated financial statements include all adjustments which, in the opinion of management, are necessary in order to make such financial statements not misleading.
PATTERSON-UTI ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	Restated (See Note 2)

	March 31,	December 31,
	2005	2004

	(Unaudited)
	(In thousands,
	except share data)

ASSETS
Current assets:
Cash and cash equivalents	$68,296	$112,371
Accounts receivable, net of allowance for doubtful accounts of $2,765 at March 31, 2005 and $1,909 at December 31, 2004	272,740	214,097
Inventory	18,164	17,738
Deferred tax assets, net	15,243	15,991
Other	25,570	26,836

Total current assets	400,013	387,033
Property and equipment, at cost, net	865,493	765,019
Goodwill	99,056	99,056
Other	3,961	5,677

Total assets	$1,368,523	$1,256,785

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable:
Trade	$66,109	$54,553
Accrued revenue distributions	10,434	11,297
Other	9,821	2,309
Accrued federal and state income taxes payable	27,901	4,231
Accrued expenses	85,475	79,163

Total current liabilities	199,740	151,553
Deferred tax liabilities, net	139,987	140,475
Other	3,233	3,256

Total liabilities	342,960	295,284

Commitments and contingencies (See Note 12)	—	—
Stockholders’ equity:
Preferred stock, par value $.01; authorized 1,000,000 shares, no shares issued	—	—
Common stock, par value $.01; authorized 300,000,000 shares with 172,470,340 and 171,625,841 issued and 169,357,244 and 168,512,745 outstanding at March 31, 2005 and December 31, 2004, respectively	1,725	1,716
Additional paid-in capital	609,720	597,280
Deferred compensation	(4,944)	(5,420)
Retained earnings	425,185	373,712
Accumulated other comprehensive income, net of tax	7,014	7,350
Treasury stock, at cost, 3,113,096 shares	(13,137)	(13,137)

Total stockholders’ equity	1,025,563	961,501

Total liabilities and stockholders’ equity	$1,368,523	$1,256,785

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PATTERSON-UTI ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Restated (See Note 2)

	Three Months Ended
	March 31,

	2005	2004

	(Unaudited)
	(In thousands, except per
	share amounts)
Operating revenues:
Contract drilling	$295,389	$179,175
Pressure pumping	16,693	14,250
Drilling and completion fluids	29,406	18,139
Oil and natural gas	9,105	7,215

	350,593	218,779

Operating costs and expenses:
Contract drilling	175,466	127,991
Pressure pumping	10,364	8,088
Drilling and completion fluids	23,949	15,639
Oil and natural gas	2,170	1,568
Depreciation, depletion and impairment	35,215	28,081
Selling, general and administrative	9,673	6,792
Bad debt expense	223	90
Embezzled funds expense	1,606	5,133
(Gain) loss on sale of assets	94	(1,173)

	258,760	192,209

Operating income	91,833	26,570

Other income (expense):
Interest income	433	251
Interest expense	(66)	(76)
Other	4	85

	371	260

Income before income taxes	92,204	26,830

Income tax expense:
Current	33,529	4,586
Deferred	455	5,311

	33,984	9,897

Net income	$58,220	$16,933

Net income per common share:
Basic	$0.34	$0.10

Diluted	$0.34	$0.10

Weighted average number of common shares outstanding:
Basic	168,757	163,748

Diluted	171,742	167,234

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PATTERSON-UTI ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Stock					Accumulated
			Additional			Other
	Number of		Paid-In	Deferred	Retained	Comprehensive	Treasury
	Shares	Amount	Capital	Compensation	Earnings	Income	Stock	Total

	(Unaudited)
	(In thousands)
December 31, 2004, as previously reported	171,626	$1,716	$597,280	$(5,420)	$415,489	$11,611	$(13,137)	$1,007,539
Adjustment for effects of embezzlement (net of applicable income tax benefit of $20,848) (See Note 2)	—	—	—	—	(35,285)	—	—	(35,285)
Other adjustments (net of applicable income tax benefit of $3,501) (See Note 2)	—	—	—	—	(6,492)	(4,261)	—	(10,753)

December 31, 2004, as restated	171,626	1,716	597,280	(5,420)	373,712	7,350	(13,137)	961,501
Amortization of deferred compensation expense	—	—	—	551	—	—	—	551
Forfeitures of restricted shares	(6)	—	—	(75)	—	—	—	(75)
Exercise of stock options	850	9	7,301	—	—	—	—	7,310
Tax benefit related to exercise of stock options	—	—	5,139	—	—	—	—	5,139
Foreign currency translation adjustment (net of applicable income tax of $195), as restated	—	—	—	—	—	(336)	—	(336)
Payment of cash dividend	—	—	—	—	(6,747)	—	—	(6,747)
Net income, as restated	—	—	—	—	58,220	—	—	58,220

March 31, 2005, as restated	172,470	$1,725	$609,720	$(4,944)	$425,185	$7,014	$(13,137)	$1,025,563

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PATTERSON-UTI ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN CASH FLOWS

	Restated (See Note 2)

	Three Months Ended
	March 31,

	2005	2004

	(Unaudited)
	(In thousands)
Cash flows from operating activities:
Net income	$58,220	$16,933
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and impairment	35,215	28,081
Provision for bad debts	223	90
Deferred income tax expense	455	5,311
Tax benefit related to exercise of stock options	5,139	7,694
Amortization of deferred compensation expense	476	—
(Gain) loss on sale of assets	94	(1,173)
Changes in operating assets and liabilities, net of business acquired:
Accounts receivable	(58,991)	(15,857)
Income taxes receivable	—	5,733
Inventory and other current assets	780	2,608
Accounts payable	10,798	3,894
Income taxes payable	23,686	—
Accrued expenses	5,238	(3,797)
Other liabilities	1,974	(813)

Net cash provided by operating activities	83,307	48,704

Cash flows from investing activities:
Acquisitions, net of cash acquired	(61,791)	(30,387)
Purchases of property and equipment	(76,200)	(34,945)
Proceeds from sales of property and equipment	8,193	1,260
Change in other assets	1,766	—

Net cash used in investing activities	(128,032)	(64,072)

Cash flows from financing activities:
Dividends paid	(6,747)	—
Proceeds from exercise of stock options and warrants	7,310	7,046

Net cash provided by financing activities	563	7,046

Effect of foreign exchange rate changes on cash	87	31

Net decrease in cash and cash equivalents	(44,075)	(8,291)
Cash and cash equivalents at beginning of period	112,371	100,483

Cash and cash equivalents at end of period	$68,296	$92,192

Supplemental disclosure of cash flow information:
Net cash received (paid) during the period for:
Interest expense	$(66)	$(76)
Income taxes	$(1,400)	$10,000
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PATTERSON-UTI ENERGY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Consolidation and Presentation
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
      The Company’s former Chief Financial Officer (“CFO”), Jonathan D. Nelson (“Nelson”), perpetrated an embezzlement over a period of more than five years. The accompanying interim unaudited condensed consolidated financial statements have been restated to reflect the effects of losses incurred as a result of the embezzlement in the periods of occurrence. Payments related to the embezzlement previously capitalized as property and equipment and goodwill acquired in 2004, and the related depreciation and other amounts expensed have been reversed from the Company’s accounting records. Embezzled payments have been recognized as expense in the periods they were embezzled. The cumulative effects of the embezzlement prior to 2004, have been recognized as a reduction of retained earnings. The accompanying interim unaudited condensed consolidated financial statements have also been restated for the effects of the correction of other errors that are immaterial both individually and in the aggregate (See Note 2).
      The unaudited condensed consolidated balance sheet as of December 31, 2004, as presented herein, was derived from the audited balance sheet of the Company. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Annual Report on Form 10-K/A for the year ended December 31, 2004.
      The U.S. dollar is the functional currency for all of the Company’s operations except for its Canadian operations, which use the Canadian dollar as their functional currency. The effects of exchange rate changes are reflected in accumulated other comprehensive income, which is a separate component of stockholders’ equity (see Note 5 of these Notes to Unaudited Condensed Consolidated Financial Statements).
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

PATTERSON-UTI ENERGY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
March 31, 2005 and 2004 as well as dividends per share paid for the three months ended March 31, 2005 (in thousands, except per share amounts).

	Restated (See Note 2)

	Three Months Ended
	March 31,

	2005	2004

Net income	$58,220	$16,933
Weighted average common shares outstanding	168,757	163,748

Basic earnings per share	$0.34	$0.10

Weighted average common shares outstanding	168,757	163,748
Assumed exercise of stock options	2,985	3,486

Weighted average dilutive common shares outstanding	171,742	167,234

Diluted earnings per share	$0.34	$0.10

Cash dividends per share(a)	$0.04	$—

(a)	During March 2005, a cash dividend of $6.7 million was paid on outstanding shares of 168,679,334. No dividend was paid during the three months ended March 31, 2004.
      The results of operations for the three months ended March 31, 2005 are not necessarily indicative of the results to be expected for the full year.
      Certain reclassifications have been made to the 2004 consolidated financial statements in order for them to conform with the 2005 presentation.

2.	Embezzlement and Restatement
      On November 3, 2005, the Company announced the resignation of its CFO, Jonathan D. Nelson. On November 10, 2005, the Company announced that, based on information received by Company senior management on November 9, 2005, the Audit Committee of the Company’s Board of Directors began an investigation into an embezzlement from the Company by Nelson.
      Most of the embezzled funds result from Nelson causing the wiring of Company funds aggregating approximately $72.3 million, to, or for the benefit of, entities owned and controlled by him. Nelson was originally able to initiate these wire transfers by requesting the wire transfers himself in telephone calls to one of the Company’s banks. After changes to the Company’s internal controls and procedures in 2004, Nelson initiated the wire transfers through instructions to one of his subordinates and by the creation of fraudulent invoices containing forged senior management approvals. This false documentation was created by our former CFO to conceal the true nature of these transactions from the Company and its independent registered public accountants.
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

PATTERSON-UTI ENERGY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
      The total amount embezzled was approximately 77.5 million in cash, excluding any tax effects, beginning with the year ended December 31, 1998 through November 3, 2005 as follows (in thousands):

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

PATTERSON-UTI ENERGY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The accompanying unaudited condensed consolidated financial statements have been restated to provide for, net of related tax effects, (1) the effects of losses incurred as a result of the former CFO’s embezzlement and (2) the effects of the correction of other errors that are immaterial both individually and in the aggregate. These other adjustments relate primarily to previously reported property and equipment balances that resulted from our review of the Company’s property and equipment records and the underlying physical assets in connection with the investigation of the embezzlement as well as the tax effects of our foreign currency translation adjustment. The effects of the embezzlement and other adjustments on the Company’s financial position follow (in thousands):

		Effect of
	Previously	Adjustment for	Effect of Other
	Reported	Embezzlement	Adjustments	Restated

March 31, 2005:
Property and equipment:
At cost	$1,521,367	$(56,811)	$(7,072)	$1,457,484
Accumulated depreciation	(589,599)	1,567	(3,959)	(591,991)
Net	931,768	(55,244)	(11,031)	865,493
Goodwill	101,326	(2,270)	—	99,056
Total assets	1,437,068	(57,514)	(11,031)	1,368,523
Federal and state income taxes payable	25,991	1,745	165	27,901
Deferred tax liabilities, net	163,071	(23,102)	18	139,987
Liabilities	364,134	(21,357)	183	342,960
Retained earnings	468,490	(36,157)	(7,148)	425,185
Accumulated other comprehensive income	11,080	—	(4,066)	7,014
Stockholders’ equity	1,072,934	(36,157)	(11,214)	1,025,563
December 31, 2004:
Property and equipment:
At cost	1,400,848	(55,211)	(6,866)	1,338,771
Accumulated depreciation	(571,973)	1,348	(3,127)	(573,752)
Net	828,875	(53,863)	(9,993)	765,019
Goodwill	101,326	(2,270)	—	99,056
Total assets	1,322,911	(56,133)	(9,993)	1,256,785
Federal and state income taxes payable	2,754	1,311	166	4,231
Deferred tax liabilities, net	162,040	(22,159)	594	140,475
Liabilities	315,372	(20,848)	760	295,284
Retained earnings	415,489	(35,285)	(6,492)	373,712
Accumulated other comprehensive income	11,611	—	(4,261)	7,350
Stockholders’ equity	1,007,539	(35,285)	(10,753)	961,501

PATTERSON-UTI ENERGY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The effects of the embezzlement on the Company’s results of operations and cash flows follow (in thousands, except per share amounts):

	Three Months Ended March 31,

		Effect of
	Previously	Adjustment for	Effect of Other
	Reported	Embezzlement	Adjustments	Restated

2005:
Depreciation, depletion and impairment	$34,400	$(219)	$1,034	$35,215
Selling, general and administrative	9,679	(6)	—	9,673
Loss on sale of assets	90	—	4	94
Embezzled funds expense	—	1,606	—	1,606
Operating income	94,252	(1,381)	(1,038)	91,833
Income before income taxes	94,623	(1,381)	(1,038)	92,204
Income tax expense	34,875	(509)	(382)	33,984
Net income	59,748	(872)	(656)	58,220
Per common share:
Basic	0.35	(0.01)	—	0.34
Diluted	0.35	(0.01)	—	0.34
Net cash provided by (used in):
Operating activities	84,907	(1,600)	—	83,307
Investing activities	(129,632)	1,600	—	(128,032)
Purchases of property & equipment	77,800	(1,600)	—	76,200
2004:
Depreciation, depletion and impairment	27,283	(114)	912	28,081
Selling, general, and administrative	6,798	(6)	—	6,792
Gain on sale of assets	1,188	—	(15)	1,173
Embezzled funds expense	—	5,133	—	5,133
Operating income	32,510	(5,013)	(927)	26,570
Income before income taxes	32,770	(5,013)	(927)	26,830
Income tax expense	12,088	(1,849)	(342)	9,897
Net income	20,682	(3,164)	(585)	16,933
Per common share:
Basic	0.13	(0.02)	—	0.10
Diluted	0.12	(0.02)	—	0.10
Net cash provided by (used in):
Operating activities	53,831	(5,127)	—	48,704
Investing activities	(69,199)	5,127	—	(64,072)
Acquisitions	32,514	(2,127)	—	30,387
Purchases of property & equipment	37,945	(3,000)	—	34,945

PATTERSON-UTI ENERGY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	Recent Acquisitions
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

	Restated (See Note 2)

	Three Months Ended
	March 31,

	2005	2004

Net income, as reported	$58,220	$16,933
Add: Stock-based employee compensation expense recorded, net of forfeitures and taxes	301	—
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(2,547)	(2,979)

Pro-forma net income	$55,974	$13,954

Net income per common share:
Basic, as reported	$0.34	$0.10

Basic, pro-forma	$0.33	$0.09

Diluted, as reported	$0.34	$0.10

Diluted, pro-forma	$0.33	$0.08

PATTERSON-UTI ENERGY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Comprehensive Income (Expense)
      The following table illustrates the Company’s comprehensive income including the effects of foreign currency translation adjustments for the three months ended March 31, 2005 and 2004 (in thousands):

	Restated (See Note 2)

	Three Months Ended
	March 31,

	2005	2004

Net income	$58,220	$16,933
Other comprehensive expense:
Foreign currency translation adjustment related to our Canadian operations, net of tax	(336)	(295)

Comprehensive income	$57,884	$16,638

6.	Property and Equipment
      Property and equipment consisted of the following at March 31, 2005 and December 31, 2004 (in thousands):

	Restated (See Note 2)

	March 31,	December 31,
	2005	2004

Equipment	$1,354,892	$1,239,519
Oil and natural gas properties	84,085	82,711
Buildings	13,769	12,892
Land	4,738	3,649

	1,457,484	1,338,771
Less accumulated depreciation and depletion	(591,991)	(573,752)

	$865,493	$765,019

7.	Business Segments
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

PATTERSON-UTI ENERGY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
identifiable revenues and expenses. Separate financial data for each of our four business segments is provided below (in thousands).

	Restated (See Note 2)

	Three Months Ended
	March 31,

	2005	2004

Revenues:
Contract drilling(a)	$296,577	$180,325
Pressure pumping	16,693	14,250
Drilling and completion fluids(b)	29,426	18,164
Oil and natural gas	9,105	7,215

Total segment revenues	351,801	219,954
Elimination of intercompany revenues(a)(b)	1,208	1,175

Total revenues	$350,593	$218,779

Income before income taxes:
Contract drilling	$88,883	$26,286
Pressure pumping	2,555	3,224
Drilling and completion fluids	2,712	232
Oil and natural gas	3,328	2,776

	97,478	32,518
Corporate and other	(4,039)	(815)
Embezzled funds expense(c)	(1,606)	(5,133)
Interest income	433	251
Interest expense	(66)	(76)
Other	4	85

Income before income taxes	$92,204	$26,830

	Restated (See Note 2)

	March 31,	December 31,
	2005	2004

Identifiable assets:
Contract drilling	$1,100,120	$961,873
Pressure pumping	56,436	49,145
Drilling and completion fluids	72,471	62,970
Oil and natural gas	64,433	62,984

	1,293,460	1,136,972
Corporate and other(d)	75,063	119,813

Total assets	$1,368,523	$1,256,785

(a)	Includes contract drilling intercompany revenues of approximately $1.2 million for the three months ended March 31, 2005 and 2004.

PATTERSON-UTI ENERGY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(b)	Includes drilling and completion fluids intercompany revenues of approximately $20,000 and $25,000 for the three months ended March 31, 2005 and 2004, respectively.

(c)	The Company’s former CFO perpetrated an embezzlement over a period of more than five years. Embezzled funds expense includes adjustments to eliminate payments related to the embezzlement previously capitalized as property and equipment and goodwill acquired. The related depreciation and other amounts expensed have also been reversed from the Company’s accounting records (see Note 2).

(d)	Corporate assets primarily include cash on hand managed by the parent corporation and certain deferred federal income tax assets.

8.	Recently Issued Accounting Standards
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
      The FASB issued Staff Position FIN 46(R)-5, Implicit Variable Interests Under FASB Interpretation No. 46 (revised December 2003), in March 2005. It addresses whether a reporting enterprise should consider whether it holds an implicit variable interest in a variable interest entity (“VIE”) or potential VIE when specific conditions exist. The Company does not expect any impact on its financial position or results of operations as a result of its adoption of FIN 46(R)-5 in the second quarter of 2005.
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
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

9.	Goodwill
      Goodwill is evaluated to determine if the fair value of an asset has decreased below its carrying value. At December 31, 2004 the Company performed its annual goodwill evaluation and determined no adjustment to impair goodwill was necessary. Goodwill as of March 31, 2005 and December 31, 2004 are as follows (in thousands):

	Restated (See Note 2)

	March 31,	December 31,
	2005	2004

Drilling:
Goodwill at beginning of year	$89,092	$41,069
Changes to goodwill	—	48,020
Other	—	3

Goodwill at end of period	89,092	89,092

Drilling and completion fluids:
Goodwill at beginning of year	9,964	9,964
Changes to goodwill	—	—

Goodwill at end of period	9,964	9,964

Total goodwill	$99,056	$99,056

PATTERSON-UTI ENERGY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.	Accrued Expenses
      Accrued expenses consisted of the following at March 31, 2005 and December 31, 2004 (in thousands):

	March 31,	December 31,
	2005	2004

Salaries, wages, payroll taxes and benefits	$25,976	$21,245
Workers’ compensation liability	40,863	38,677
Sales, use and other taxes	5,230	5,863
Insurance, other than workers’ compensation	6,822	7,061
Other	6,584	6,317

	$85,475	$79,163

11.	Asset Retirement Obligation
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

	2005	2004

Balance at beginning of year	$2,358	$1,163
Liabilities incurred*	18	1,113
Liabilities settled	(60)	(70)
Accretion expense	18	15

Asset retirement obligation at end of period	$2,334	$2,221

*	The 2004 amount includes $1,091 of liabilities assumed in the acquisition of TMBR/ Sharp Drilling, Inc. (“TMBR”).

12.	Commitments, Contingencies and Other Matters
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

PATTERSON-UTI ENERGY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

14.	Subsequent Event
      On April 27, 2005, the Company’s Board of Directors approved a cash dividend on each share of its common stock in the amount of $0.04 per share. The dividend is to be paid to holders of record on May 16, 2005 and paid on June 1, 2005.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
      This Quarterly Report on Form 10-Q/ A for the three months ended March 31, 2005, amends and restates the financial statements and related financial information for all periods presented herein. The determination to restate these financial statements and other information was made as a result of management’s identification of an embezzlement. Further information on the restatement can be found in Note 2 to the Unaudited Condensed Consolidated Financial Statements.
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
      The profitability of our business is most readily assessed by two primary indicators: our average number of rigs operating and our average revenue per operating day. During the first quarter of 2005, our average number of rigs operating increased to 263 from 229 in the fourth quarter of 2004 and 197 in the first quarter of 2004. Our average revenue per operating day increased to $12,490 in the first quarter of 2005 from $11,200 in the fourth quarter of 2004 and $9,970 in the first quarter of 2004. Primarily due to these improvements, we experienced an increase of approximately $41.3 million in consolidated net income for the first quarter of 2005 as compared to the first quarter of 2004.
      Our revenues, profitability and cash flows are highly dependent upon the market prices of oil and natural gas. During periods of improved commodity prices, the capital spending budgets of oil and natural gas operators tend to expand, which results in increased demand for our contract services. Conversely, in periods of time when these commodity prices deteriorate, the demand for our contract services generally weakens and we experience downward pressure on pricing for our services. In addition, our operations are highly impacted by competition, the availability of excess equipment, labor issues and various other factors which are more fully described as risk factors in our “Forward Looking Statements and Cautionary Statements for Purposes of the ‘Safe Harbor’ Provisions of the Private Securities Litigation Reform Act of 1995” included in our Annual Report on Form 10-K/A for the year ended December 31, 2004 beginning on page 18.

      Management believes that the liquidity of our balance sheet as of March 31, 2005, which includes approximately $200 million in working capital (including $68 million in cash), no long term debt and $151 million available under our existing $200 million line of credit (availability of $49 million is reserved for outstanding letters of credit), provides us with the ability to pursue acquisition opportunities, expand into new regions, make improvements to our assets and survive downturns in our industry.
      Commitments and Contingencies — The Company has no commitments or contingent liabilities which require disclosure in its financial statements other than letters of credit of approximately $49 million at March 31, 2005, maintained for the benefit of various insurance companies as collateral for retrospective premiums and retained losses which may become payable under the terms of the underlying insurance contracts. No amounts have been drawn under the letters of credit.
      Net income for the three months ended March 31, 2005 and 2004 includes embezzlement expense of approximately $1.6 million and $5.1 million, respectively. On November 16, 2005, the SEC obtained a freeze order on Nelson’s assets (including assets held by entities controlled by him) and a Receiver was appointed to collect those assets. The Company understands that the Receiver will ultimately liquidate the assets and propose a plan to distribute the proceeds. While the Company believes it has a claim for at least the full amount embezzled, other creditors have or may assert claims on the assets held by the Receiver. As a result, recovery by the Company from the Receiver is uncertain as to timing and amount, if any. Recoveries, if any, will be recognized when they are considered collectable.
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
Liquidity and Capital Resources
      As of March 31, 2005, we had working capital of approximately $200 million, including cash and cash equivalents of $68.3 million. For the three months ended March 31, 2005, our significant sources of cash flow included:

•	$83.3 million provided by operations,

•	$7.3 million from the exercise of stock options, and

•	$8.2 million in proceeds from sales and pending sales of property and equipment.
      We used $61.8 million to purchase land drilling assets from Key Energy Services, Inc., $6.7 million to pay dividends on the Company’s common stock and $76.2 million:

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
Results of Operations
      The following tables summarize operations by business segment for the three months ended March 31, 2005 and 2004:

	Restated (See Note 2)

Contract Drilling	2005	2004	% Change

	(Dollars in thousands)
Revenues	$295,389	$179,175	64.9%
Direct operating costs	$175,466	$127,991	37.1%
Selling, general, and administrative	$1,216	$1,089	11.7%
Depreciation	$29,824	$23,809	25.3%
Operating income	$88,883	$26,286	238.1%
Operating days	23,657	17,964	31.7%
Average revenue per operating day	$12.49	$9.97	25.3%
Average direct operating costs per operating day	$7.42	$7.12	4.2%
Number of owned rigs at end of period	396	361	9.7%
Average number of rigs owned during period	391	353	10.8%
Average rigs operating	263	197	33.5%
Rig utilization percentage	67%	56%	19.6%
Capital expenditures	$57,735	$25,380	127.5%
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

	Restated (See Note 2)

Drilling and Completion Fluids	2005	2004	% Change

	(Dollars in thousands)
Revenues	$29,406	$18,139	62.1%
Direct operating costs	$23,949	$15,639	53.1%
Selling, general, and administrative	$2,195	$1,710	28.4%
Depreciation	$550	$558	(1.4)%
Operating income	$2,712	$232	1,069%
Total jobs	527	518	1.7%
Average revenue per job	$55.80	$35.02	59.3%
Average direct operating costs per job	$45.44	$30.19	50.5%
Capital expenditures	$586	$211	177.7%
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

	Restated (See Note 2)

Corporate and Other	2005	2004	% Change

	(In thousands)
Selling, general, and administrative	$3,559	$1,787	99.2%
Bad debt expense	$223	$90	147.8%
Depreciation	$163	$111	46.8%
Gain (loss) on sale of assets	$(94)	$1,173	N/A %
Embezzled funds expense	$1,606	$5,133	(68.8)%
Interest income	$433	$251	72.5%
Interest expense	$66	$76	(13.2)%
Other income	$4	$85	(95.3)%
Capital expenditures	$5,200	$—	N/A %
      Selling, general and administrative expenses increased primarily as a result of increased professional expenses, including expenses incurred during 2005 to comply with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, and additional compensation expense related to the issuance of restricted shares to certain key employees in the second quarter of 2004. Embezzled funds expense includes payments made to or for the benefit of Jonathan D. Nelson, our former CFO, for assets and services that were not received by the Company. Gain (loss) on sale of assets in 2004 primarily includes $1.2 million from the sale of scrap metal. During 2005, we exchanged our existing airplane plus $5.2 million cash for a used airplane that is capable of direct flights throughout the areas in which we travel on business.
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
      Background to the Fraud and Restatement — In November 2005, the Company discovered that its former Chief Financial Officer, Jonathan D. Nelson (“Nelson”), had fraudulently diverted approximately $78 million in Company funds for his own benefit. Nelson’s fraudulent diversions began in 1998 and continued until the fourth quarter of 2005 when he resigned from the Company. The funds fraudulently diverted were recorded as payments for assets or services that were not actually received by the Company. The Audit Committee of the Board of Directors commenced an investigation into Nelson’s activities and retained independent counsel and independent forensic accountants to assist with the investigation.
      On December 22, 2005, the Company announced that the Audit Committee of the Board of Directors of the Company had concluded that it was necessary to restate its previously reported consolidated financial statements for the years ended December 31, 2004, 2003 and 2002, and for the first three quarters of 2005 and all quarters in 2004 and 2003.
      As discussed in Note 2 to the consolidated financial statements included within this Quarterly Report on Form 10-Q/A for the quarterly period ended March 31, 2005, we have restated our previously issued financial statements.
      Disclosure Controls and Procedures — We maintain disclosure controls and procedures (as such terms are defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) designed to ensure that the information required to be disclosed in the reports that we file with the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and current Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosure.
      Under the supervision and with the participation of our management, including our CEO and current CFO, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q/ A.
      At the time of the filing of our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2005, our CEO and former CFO concluded that our disclosure controls and procedures were effective as of March 31, 2005. Subsequent to that evaluation, our CEO and current CFO concluded that our disclosure controls and procedures were not effective at a reasonable level of assurance, as of March 31, 2005, because of material weaknesses. For a discussion of the material weaknesses, see Item 9A of our Annual Report on Form 10-K/ A for the year ended December 31, 2004. Based upon the substantial work performed during the restatement process, management has concluded that the Company’s unaudited condensed consolidated financial statements for the periods covered by and included in this Quarterly Report on Form 10-Q/ A are fairly stated in all material respects.
      Changes in Internal Control Over Financial Reporting — Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rule 13a-15(f). With the participation of our CEO and CFO, our management evaluates any changes in our internal control over financial reporting that occurred during each fiscal quarter which have materially affected, or are reasonably likely to materially affect, such internal control. At the time of the filing of our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2005, our management, including our CEO and former CFO, concluded that there were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2005, that have materially affected or were reasonably likely to materially affect our internal control over financial reporting.
      Our CEO and current CFO have subsequently concluded that the material weaknesses described in Item 9A of our Annual Report on Form 10-K/ A for the year ended December 31, 2004 existed as of March 31, 2005.
      You can find more information about the investigation, the material weaknesses and the actions that we have taken and are planning to take to remediate the material weaknesses in Item 9A of our Annual Report on Form 10-K/ A, for the year ended December 31, 2004.

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
      For a more complete explanation of these various factors and others, see “Forward Looking Statements and Cautionary Statements for Purposes of the ‘Safe Harbor’ Provisions of the Private Securities Litigation Reform Act of 1995” included in our Annual Report on Form 10-K/A for the year ended December 31, 2004, beginning on page 18.
      You are cautioned not to place undue reliance on any of our forward-looking statements, which speak only as of the date of this Report or in the case of documents incorporated by reference, the date of those documents.

PART II — OTHER INFORMATION

ITEM 6.	Exhibits
      (a) Exhibits.
      The following exhibits are filed herewith or incorporated by reference, as indicated:

3.1	Restated Certificate of Incorporation, as amended (filed August 9, 2004 as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004 and incorporated herein by reference).
3.2	Amendment to Restated Certificate of Incorporation, as amended (filed August 9, 2004 as Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004 and incorporated herein by reference).
3.3	Amended and Restated Bylaws (filed March 19, 2002 as Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001 and incorporated herein by reference).
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Controls and Procedures (filed March 17, 2006 as Item 9A to the Company’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2004 and incorporated herein by reference).

SIGNATURES
      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PATTERSON-UTI ENERGY, INC.

By:	/s/Cloyce A. Talbott

Cloyce A. Talbott
(Principal Executive Officer)
Chief Executive Officer

By:	/s/John E. Vollmer III

John E. Vollmer III
(Principal Accounting Officer)
Senior Vice President-Corporate Development, Chief Financial Officer, Secretary and Treasurer
DATED: March 27, 2006