Form 10-Q/A
period 2005-06-30
PATTERSON UTI ENERGY INC
filed 2006-03-27
CIK 889900

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
N/ A
(Former name, former address and former fiscal year, if changed since last report)
      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☑          Accelerated filer ☐          Non-accelerated filer ☐
      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐          No ☑
      Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
      171,706,441 shares of common stock, $0.01 par value, as of July 28, 2005

PATTERSON-UTI ENERGY, INC. AND SUBSIDIARIES

Page

Explanatory Note	3
PART I — Financial Information
ITEM 1. Financial Statements
Unaudited condensed consolidated balance sheets	5
Unaudited condensed consolidated statements of income	6
Unaudited condensed consolidated statement of changes in stockholders’ equity	7
Unaudited condensed consolidated statements of changes in cash flows	8
Notes to unaudited condensed consolidated financial statements	9
ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	23
ITEM 3. Quantitative and Qualitative Disclosures About Market Risk	32
ITEM 4. Controls and Procedures	33
Forward Looking Statements and Cautionary Statements for Purposes of the “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995	35

PART II — Other Information
ITEM 4. Submission of Matters to a Vote of Security Holders	36
ITEM 6. Exhibits	37
Signatures	38
Certification of CEO Pursuant to Rule 13a-14(a)/15d-14(a)
Certification of CFO Pursuant to Rule 13a-14(a)-15d-14(a)
Certification of CEO & CFO Pursuant to 18 USC Section 1350

Explanatory Note
      This Amendment No. 1 on Form 10-Q/A (“Form 10-Q/A”) to our previously filed Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005, initially filed with the United States Securities and Exchange Commission (“SEC”) on July 28, 2005 (“Original Filing”), reflects a restatement of our unaudited interim condensed consolidated financial statements as discussed in Note 2 of the Notes to Unaudited Condensed Consolidated Financial Statements. Previously issued financial statements are being restated to properly reflect losses incurred as a result of an embezzlement whereby payments were made to or for the benefit of Jonathan D. Nelson (“Nelson”), our former Chief Financial Officer (“CFO”), that had been reflected in previously issued financial statements as payments for assets and services that were not received by the Company. Previously issued financial statements are also being restated for the effects of the correction of other errors that are immaterial both individually and in the aggregate. These other adjustments relate primarily to previously reported property and equipment balances that resulted from our review of our property and equipment records and the underlying physical assets in connection with investigation of the embezzlement.
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

      On November 16, 2005 the SEC obtained a freeze order on Nelson’s assets (including assets held by entities controlled by him) and a Receiver was appointed to collect those assets. The Company understands that the Receiver will ultimately liquidate the assets and propose a plan to distribute the proceeds. While the Company believes it has a claim for at least the full amount embezzled, other creditors have or may assert claims on the assets held by the Receiver. As a result, recovery by the Company from the Receiver is uncertain as to timing and amount, if any. Recoveries, if any, will be recognized when they are considered collectable.
      The effects of the embezzlement on the Company’s financial position follow (in thousands):

	June 30,	December 31,
Decrease in Amounts Previously Reported	2005	2004

Assets	$(62,231)	$(56,133)
Liabilities(1)	(23,096)	(20,848)

Retained Earnings & Stockholders’ Equity	$(39,135)	$(35,285)

(1)	Consists of increases in Federal and state income taxes payable of $2.2 million and $1.3 million at June 30, 2005 and December 31, 2004, respectively, and decreases in deferred tax liabilities of $25.3 million and $22.2 million at June 30, 2005 and December 31, 2004, respectively.

      The effects of the restatement due to the embezzlement and other adjustments on operating income as previously reported for the three and six months ended June 30, 2005 and 2004 follow (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2005	2004	2005	2004

Operating income:
As previously reported	$122,416	$30,799	$216,668	$63,309
Adjustment for effects of embezzlement	(4,717)	(3,470)	(6,098)	(8,483)
Other adjustments	(1,048)	(1,002)	(2,086)	(1,929)

As restated	$116,651	$26,327	$208,484	$52,897

      The effects of the restatement due to the embezzlement and other adjustments on net income as previously reported for the three and six months ended June 30, 2005 and 2004 follow (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2005	2004	2005	2004

Net income:
As previously reported	$77,665	$19,607	$137,413	$40,289

Adjustments:
Embezzled funds expense	(5,156)	(3,587)	(6,762)	(8,720)
Embezzled amounts previously expensed as depreciation and selling, general and administrative	439	117	664	237
Other adjustments	(1,048)	(1,002)	(2,086)	(1,929)
Tax benefits	2,126	1,655	3,017	3,846

Net adjustments	(3,639)	(2,817)	(5,167)	(6,566)

Net income, as restated	$74,026	$16,790	$132,246	$33,723

Net income per common share:
Basic:
As previously reported	$0.46	$0.12	$0.81	$0.24
Adjustment for effects of embezzlement	$(0.02)	$(0.01)	$(0.02)	$(0.03)
Other adjustments	$—	$—	$(0.01)	$(0.01)
As restated	$0.44	$0.10	$0.78	$0.20
Diluted:
As previously reported	$0.45	$0.12	$0.80	$0.24
Adjustment for effects of embezzlement	$(0.02)	$(0.01)	$(0.02)	$(0.03)
Other adjustments	$—	$—	$(0.01)	$(0.01)
As restated	$0.43	$0.10	$0.77	$0.20
      Except for the foregoing amended information, this Form 10-Q/A continues to speak as of the date of the Original Filing and the Company has not updated the disclosure contained herein to reflect events that occurred at a later date.

PART I — FINANCIAL INFORMATION

ITEM 1.	Financial Statements
      The following unaudited condensed consolidated financial statements include all adjustments which, in the opinion of management, are necessary in order to make such financial statements not misleading.
PATTERSON-UTI ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	Restated (See Note 2)

	June 30,	December 31,
	2005	2004

	(Unaudited)
	(In thousands, except share
	data)
ASSETS
Current assets:
Cash and cash equivalents	$70,077	$112,371
Accounts receivable, net of allowance for doubtful accounts of $2,859 at June 30, 2005 and $1,909 at December 31, 2004	298,802	214,097
Inventory	21,920	17,738
Deferred tax assets, net	17,919	15,991
Other	28,401	26,836

Total current assets	437,119	387,033
Property and equipment, at cost, net	911,898	765,019
Goodwill	99,056	99,056
Other	5,135	5,677

Total assets	$1,453,208	$1,256,785

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable:
Trade	$68,717	$54,553
Accrued revenue distributions	11,388	11,297
Other	3,816	2,309
Accrued federal and state income taxes payable	12,615	4,231
Accrued expenses	85,280	79,163

Total current liabilities	181,816	151,553
Deferred tax liabilities, net	140,106	140,475
Other	4,351	3,256

Total liabilities	326,273	295,284

Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock, par value $.01; authorized 1,000,000 shares, no shares issued	—	—
Common stock, par value $.01; authorized 300,000,000 shares with 174,734,503 and 171,625,841 issued and 171,621,407 and 168,512,745 outstanding at June 30, 2005 and December 31, 2004, respectively	1,748	1,716
Additional paid-in capital	651,615	597,280
Deferred compensation	(12,095)	(5,420)
Retained earnings	492,421	373,712
Accumulated other comprehensive income, net of tax	6,383	7,350
Treasury stock, at cost, 3,113,096 shares respectively	(13,137)	(13,137)

Total stockholders’ equity	1,126,935	961,501

Total liabilities and stockholders’ equity	$1,453,208	$1,256,785

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PATTERSON-UTI ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Restated (See Note 2)

	Three Months		Six Months
	Ended June 30,		Ended June 30,

	2005	2004	2005	2004

	(Unaudited) (In thousands, except per share amounts)
Operating revenues:
Contract drilling	$329,503	$188,222	$624,892	$367,397
Pressure pumping	22,025	14,577	38,718	28,827
Drilling and completion fluids	29,587	23,424	58,993	41,563
Oil and natural gas	8,807	8,287	17,912	15,502

	389,922	234,510	740,515	453,289

Operating costs and expenses:
Contract drilling	180,185	134,387	355,651	262,378
Pressure pumping	12,622	8,328	22,986	16,416
Drilling and completion fluids	23,846	19,837	47,795	35,476
Oil and natural gas	2,418	2,768	4,588	4,336
Depreciation, depletion and impairment	37,559	31,295	72,774	59,376
Selling, general and administrative	9,919	7,904	19,592	14,696
Bad debt expense	143	217	366	307
Embezzled funds expense	5,156	3,587	6,762	8,720
Other (including gain or loss on sale of assets)	1,423	(140)	1,517	(1,313)

	273,271	208,183	532,031	400,392

Operating income	116,651	26,327	208,484	52,897

Other income (expense):
Interest income	634	204	1,067	455
Interest expense	(57)	(54)	(123)	(130)
Other	16	172	20	257

	593	322	964	582

Income before income taxes	117,244	26,649	209,448	53,479

Income tax expense (benefit):
Current	45,410	14,689	78,939	19,275
Deferred	(2,192)	(4,830)	(1,737)	481

	43,218	9,859	77,202	19,756

Net income	$74,026	$16,790	$132,246	$33,723

Net income per common share:
Basic	$0.44	$0.10	$0.78	$0.20

Diluted	$0.43	$0.10	$0.77	$0.20

Weighted average number of common shares outstanding:
Basic	169,992	166,681	169,378	165,211

Diluted	173,162	169,062	172,648	168,005

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PATTERSON-UTI ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Stock					Accumulated
			Additional			Other
	Number		Paid-In	Deferred	Retained	Comprehensive	Treasury
	of Shares	Amount	Capital	Compensation	Earnings	Income	Stock	Total

	(Unaudited)
	(In thousands)
December 31, 2004, as previously reported	171,626	$1,716	$597,280	$(5,420)	$415,489	$11,611	$(13,137)	$1,007,539
Adjustment for effects of embezzlement (net of applicable income tax benefit of $20,848) (See Note 2)	—	—	—	—	(35,285)	—	—	(35,285)
Other adjustments (net of applicable income tax benefit of $3,501) (See Note 2)	—	—	—	—	(6,492)	(4,261)	—	(10,753)

December 31, 2004, As restated	171,626	1,716	597,280	(5,420)	373,712	7,350	(13,137)	961,501
Issuance of restricted stock	301	3	7,911	(7,914)	—	—	—	—
Amortization of deferred compensation expense	—	—	—	1,108	—	—	—	1,108
Forfeitures of restricted shares	(9)	—	(131)	131	—	—	—	—
Exercise of stock options	2,816	29	29,285	—	—	—	—	29,314
Tax benefit related to exercise of stock options	—	—	17,270	—	—	—	—	17,270
Foreign currency translation adjustment, net of tax of $560, as restated	—	—	—	—	—	(967)	—	(967)
Payment of cash dividend	—	—	—	—	(13,537)	—	—	(13,537)
Net income, as restated	—	—	—	—	132,246	—	—	132,246

June 30, 2005, as restated	174,734	$1,748	$651,615	$(12,095)	$492,421	$6,383	$(13,137)	$1,126,935

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PATTERSON-UTI ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN CASH FLOWS

	Restated (See Note 2)

	Six Months Ended June 30,

	2005	2004

	(Unaudited)
	(In thousands)
Cash flows from operating activities:
Net income	$132,246	$33,723
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and impairment	72,774	59,376
Provision for bad debts	366	307
Deferred income tax expense	(1,737)	481
Tax benefit related to exercise of stock options	17,270	8,396
Amortization of deferred compensation expense	1,108	263
Gain on sale of assets	(1,034)	(1,313)
Changes in operating assets and liabilities, net of business acquired:
Accounts receivable	(85,417)	(21,969)
Income taxes receivable	—	17,024
Inventory and other current assets	(6,990)	(2,206)
Accounts payable	14,481	5,260
Income taxes payable	8,393	—
Accrued expenses	5,056	(13,333)
Other liabilities	2,602	(4,033)

Net cash provided by operating activities	159,118	81,976

Cash flows from investing activities:
Acquisitions, net of cash acquired	(65,401)	(30,387)
Purchases of property and equipment	(162,199)	(83,142)
Proceeds from sales of property and equipment	8,839	1,986
Restricted cash deposited to collateralize retained insurance losses	—	(11,316)
Change in other assets	1,766	—

Net cash used in investing activities	(216,995)	(122,859)

Cash flows from financing activities:
Purchase of treasury stock	—	(1,482)
Dividends paid	(13,537)	(3,336)
Proceeds from exercise of stock options	29,314	8,698

Net cash provided by financing activities	15,777	3,880

Effect of foreign exchange rate changes on cash	(194)	(127)

Net decrease in cash and cash equivalents	(42,294)	(37,130)
Cash and cash equivalents at beginning of period	112,371	100,483

Cash and cash equivalents at end of period	$70,077	$63,353

Supplemental disclosure of cash flow information:
Net cash received (paid) during the period for:
Interest expense	$(123)	$(130)
Income taxes	$(48,585)	$8,000
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PATTERSON-UTI ENERGY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Consolidation and Presentation
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
      The unaudited condensed consolidated balance sheet as of December 31, 2004, as presented herein, was derived from the audited balance sheet of the Company. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2004.
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

	Restated (See Note 2)

	Three Months		Six Months
	Ended June 30,		Ended June 30,

	2005	2004	2005	2004

Net income	$74,026	$16,790	$132,246	$33,723
Weighted average common shares outstanding	169,992	166,681	169,378	165,211

Basic earnings per share	$0.44	$0.10	$0.78	$0.20

Weighted average common shares outstanding	169,992	166,681	169,378	165,211
Assumed exercise of stock options	3,170	2,381	3,270	2,794

Weighted average dilutive common shares outstanding	173,162	169,062	172,648	168,005

Diluted earnings per share	$0.43	$0.10	$0.77	$0.20

Cash dividends per share(a)	$0.04	$0.02	$0.08	$0.02

(a)	During March 2005 and June 2005, cash dividends of $6.7 million and $6.8 million, respectively, were paid on outstanding shares of 168,679,334 and 169,741,460, respectively. During June 2004, a cash dividend of $3.3 million was paid on outstanding shares of 166,786,254.
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
      On December 22, 2005, upon recommendation of Company management and the Audit Committee of its Board of Directors, the Company announced that based on the result to date of its ongoing internal investigation into the facts and circumstances surrounding the embezzlement by Nelson, the Company would

PATTERSON-UTI ENERGY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
restate its previously issued financial statements and amend its previously issued Annual Report on Form 10-K for the year ended December 31, 2004 and Quarterly Reports on Form 10-Q for the periods ended March 31, June 30 and September 30, 2005. These restatements reflect losses incurred as a result of payments made to or for the benefit of Nelson that had been recognized in the Company’s accounting records and previously issued financial statements as payments for assets and services that were not received by the Company.
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

		Effect of	Effects of
	Previously	Adjustment for	Other
	Reported	Embezzlement	Adjustments	Restated

June 30, 2005:
Property & equipment:
At cost	$1,591,078	$(61,961)	$2,566	$1,531,683
Accumulated depreciation	(617,140)	2,000	(4,645)	(619,785)
Net	973,938	(59,961)	(2,079)	911,898
Goodwill	101,326	(2,270)	—	99,056
Total assets	1,517,518	(62,231)	(2,079)	1,453,208
Accounts payable, trade	58,717	—	10,000	68,717
Federal & state income taxes payable	10,278	2,174	163	12,615
Deferred tax liabilities, net	169,809	(25,270)	(4,433)	140,106
Liabilities	343,639	(23,096)	5,730	326,273
Retained earnings	539,365	(39,135)	(7,809)	492,421
Stockholders’ equity	1,173,879	(39,135)	(7,809)	1,126,935
December 31, 2004:
Property & equipment:
At cost	1,400,848	(55,211)	(6,866)	1,338,771
Accumulated depreciation	(571,973)	1,348	(3,127)	(573,752)
Net	828,875	(53,863)	(9,993)	765,019
Goodwill	101,326	(2,270)	—	99,056
Total assets	1,322,911	(56,133)	(9,993)	1,256,785
Federal & state income taxes payable	2,754	1,311	166	4,231
Deferred tax liabilities, net	162,040	(22,159)	594	140,475
Liabilities	315,372	(20,848)	760	295,284
Retained earnings	415,489	(35,285)	(6,492)	373,712
Accumulated other comprehensive income	11,611	—	(4,261)	7,350
Stockholders’ equity	1,007,539	(35,285)	(10,753)	961,501

PATTERSON-UTI ENERGY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The effects of the embezzlement and other adjustments on the Company’s results of operations and cash flows follow (In thousands, except per share amounts):

	Three Months Ended June 30,

		Effect of	Effect of
	Previously	Adjustment for	Other
	Reported	Embezzlement	Adjustments	Restated

2005:
Depreciation, depletion, and impairment	$36,959	$(433)	$1,033	$37,559
Selling, general and administrative	9,925	(6)	—	9,919
Other (including gain or loss on sale of assets)	1,408	—	15	1,423
Embezzled funds expense	—	5,156	—	5,156
Operating income	122,416	(4,717)	(1,048)	116,651
Income before income taxes	123,009	(4,717)	(1,048)	117,244
Income tax expense	45,344	(1,739)	(387)	43,218
Net income	77,665	(2,978)	(661)	74,026
Per common share:
Basic	0.46	(0.02)	—	0.44
Diluted	0.45	(0.02)	—	0.43
Net cash provided by (used in):
Operating activities	70,961	(5,150)	10,000	75,811
Investing activities	(84,113)	5,150	(10,000)	(88,963)
Purchases of property & equipment	81,149	(5,150)	10,000	85,999
2004:
Depreciation, depletion, and impairment	$30,451	$(111)	$955	$31,295
Selling, general and administrative	7,910	(6)	—	7,904
Other (including gain or loss on sale of assets)	187	—	(47)	140
Embezzled funds expense	—	3,587	—	3,587
Operating income	30,799	(3,470)	(1,002)	26,327
Income before income taxes	31,121	(3,470)	(1,002)	26,649
Income tax expense	11,514	(1,284)	(371)	9,859
Net income	19,607	(2,186)	(631)	16,790
Per common share:
Basic	0.12	(0.01)	—	0.10
Diluted	0.12	(0.01)	—	0.10
Net cash provided by (used in):
Operating activities	36,853	(3,581)	—	33,272
Investing activities	(62,368)	3,581	—	(58,787)
Purchases of property & equipment	51,778	(3,581)	—	48,197

PATTERSON-UTI ENERGY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Six Months Ended June 30,

		Effect of	Effect of
	Previously	Adjustment for	Other
	Reported	Embezzlement	Adjustments	Restated

	(In thousands, except per share amounts)
2005:
Depreciation, depletion, and impairment	$71,359	$(652)	$2,067	$72,774
Selling, general and administrative	19,604	(12)	—	19,592
Other (including gain or loss on sale of assets)	1,498	—	19	1,517
Embezzled funds expense	—	6,762	—	6,762
Operating income	216,668	(6,098)	(2,086)	208,484
Income before income taxes	217,632	(6,098)	(2,086)	209,448
Income tax expense	80,219	(2,248)	(769)	77,202
Net income	137,413	(3,850)	(1,317)	132,246
Per common share:
Basic	0.81	(0.02)	(0.01)	0.78
Diluted	0.80	(0.02)	(0.01)	0.77
Net cash provided by (used in):
Operating activities	155,868	(6,750)	10,000	159,118
Investing activities	(213,745)	6,750	(10,000)	(216,995)
Purchases of property & equipment	158,949	(6,750)	10,000	162,199
2004:
Depreciation, depletion, and impairment	$57,734	$(225)	$1,867	$59,376
Selling, general and administrative	14,708	(12)	—	14,696
Other (including gain or loss on sale of assets)	1,375	—	(62)	1,313
Embezzled funds expense	—	8,720	—	8,720
Operating income	63,309	(8,483)	(1,929)	52,897
Income before income taxes	63,891	(8,483)	(1,929)	53,479
Income tax expense	23,602	(3,133)	(713)	19,756
Net income	40,289	(5,350)	(1,216)	33,723
Per common share:
Basic	0.24	(0.03)	(0.01)	0.20
Diluted	0.24	(0.03)	(0.01)	0.20
Net cash provided by (used in):
Operating activities	90,684	(8,708)	—	81,976
Investing activities	(131,567)	8,708	—	(122,859)
Acquisitions	32,514	(2,127)	—	30,387
Purchases of property & equipment	89,723	(6,581)	—	83,142

3.	Recent Acquisitions
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

4.	Stock-based Compensation
      During June 2005, the Company’s shareholders approved the Patterson-UTI Energy, Inc. 2005 Long-Term Incentive Plan (the “2005 Plan”). In addition, the Board of Directors adopted a resolution that no future grants would be made under any of the previously existing equity plans of the Company. The Company accounts for activity under the 2005 Plan and previous activity of other equity plans using the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and related interpretations. During the second quarters of 2004 and 2005, the Company granted restricted shares of the Company’s common stock (the “Restricted Shares”) to certain key employees under the Patterson-UTI Energy, Inc 1997 Long-Term Incentive Plan, as amended, and the 2005 Plan. As required by APB 25, the Restricted Shares were valued based upon the market price of the Company’s common stock on the date of the grant. The resulting value is being amortized over the vesting period of the stock. For the three and six months ended June 30, 2005, compensation expense of $399,000 and $700,000, net of $56,000 and $131,000 of forfeitures and of $233,000 and $408,000 of taxes, respectively, was included as a reduction in net income. Compensation expense of $165,000, net of $97,000 of taxes, was included as a reduction in net income for the three and six months ended June 30, 2004. Other than the Restricted Shares discussed above, no additional stock-based employee compensation expense is reflected in net income, as all options granted under the plans discussed above had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and net income per share if the Company had applied the fair value recognition provisions of Financial Accounting Standards Board Statement No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), to stock-based employee compensation (in thousands, except per share amounts):

	Restated (See Note 2)

	Three Months		Six Months
	Ended June 30,		Ended June 30,

	2005	2004	2005	2004

Net income, as reported	$74,026	$16,790	$132,246	$33,723
Add: Stock-based employee compensation expense recorded, net of forfeitures and taxes	399	165	700	165
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(2,811)	(3,187)	(5,358)	(6,161)

Pro-forma net income	$71,614	$13,768	$127,588	$27,727

Net income per common share:
Basic, as reported	$0.44	$0.10	$0.78	$0.20

Basic, pro-forma	$0.42	$0.08	$0.75	$0.17

Diluted, as reported	$0.43	$0.10	$0.77	$0.20

Diluted, pro-forma	$0.41	$0.08	$0.74	$0.17

PATTERSON-UTI ENERGY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Comprehensive Income (Expense)
      The following table illustrates the Company’s comprehensive income (expense) including the effects of foreign currency translation adjustments for the three and six months ended June 30, 2005 and 2004 (in thousands):

	Restated (See Note 2)

	Three Months		Six Months
	Ended June 30,		Ended June 30,

	2005	2004	2005	2004

Net income	$74,026	$16,790	$132,246	$33,723
Other comprehensive income (expense):
Foreign currency translation adjustment related to our Canadian operations, net of tax	(631)	(902)	(967)	(1,197)

Comprehensive income, net of tax	$73,395	$15,888	$131,279	$32,526

6.	Property and Equipment
      Property and equipment consisted of the following at June 30, 2005 and December 31, 2004 (in thousands):

	Restated (See Note 2)

	June 30,	December 31,
	2005	2004

Equipment	$1,433,253	$1,239,519
Oil and natural gas properties	77,869	82,711
Buildings	15,288	12,892
Land	5,273	3,649

	1,531,683	1,338,771
Less accumulated depreciation and depletion	(619,785)	(573,752)

	$911,898	$765,019

7.	Business Segments
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

	Restated (See Note 2)

	Three Months		Six Months
	Ended June 30,		Ended June 30,

	2005	2004	2005	2004

Revenues:
Contract drilling(a)	$330,027	$189,691	$626,604	$370,016
Pressure pumping	22,025	14,577	38,718	28,827
Drilling and completion fluids(b)	29,726	23,507	59,152	41,671
Oil and natural gas	8,807	8,287	17,912	15,502

Total segment revenues	390,585	236,062	742,386	456,016
Elimination of intercompany revenues(a)(b)	663	1,552	1,871	2,727

Total revenues	$389,922	$234,510	$740,515	$453,289

Income before income taxes:
Contract drilling	$115,729	$27,659	$204,612	$53,945
Pressure pumping	5,533	3,364	8,088	6,588
Drilling and completion fluids	2,803	1,176	5,515	1,408
Oil and natural gas	3,106	767	6,434	3,543

	127,171	32,966	224,649	65,484
Corporate and other	(2,812)	(3,052)	(6,851)	(3,867)
Other operating	(2,552)	—	(2,552)	—
Embezzled funds expense(c)	(5,156)	(3,587)	(6,762)	(8,720)
Interest income	634	204	1,067	455
Interest expense	(57)	(54)	(123)	(130)
Other	16	172	20	257

Income before income taxes	$117,244	$26,649	$209,448	$53,479

	Restated (See Note 2)

	June 30,	December 31,
	2005	2004

Identifiable assets:
Contract drilling	$1,179,223	$961,873
Pressure pumping	66,108	49,145
Drilling and completion fluids	73,915	62,970
Oil and natural gas	57,624	62,984

	1,376,870	1,136,972
Corporate and other(d)	76,338	119,813

Total assets	$1,453,208	$1,256,785

(a)	Includes contract drilling intercompany revenues of approximately $524,000 and $1.5 million for the three months ended June 30, 2005 and 2004, respectively, and approximately $1.7 million and $2.6 million for the six months ended June 30, 2005 and 2004, respectively.

PATTERSON-UTI ENERGY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(b)	Includes drilling and completion fluids intercompany revenues of approximately $139,000 and $83,000 for the three months ended June 30, 2005 and 2004, respectively, and approximately $159,000 and $108,000 for the six months ended June 30, 2005 and 2004, respectively.

(c)	The Company’s former CFO perpetrated an embezzlement over a period of more than five years. Embezzled funds expense includes adjustments to eliminate payments related to the embezzlement previously capitalized as property and equipment and goodwill acquired. The related depreciation and other amounts expensed have also been reversed from the Company’s accounting records (see Note 2).

(d)	Corporate assets primarily include cash on hand managed by the parent corporation and certain deferred federal income tax assets.

8.	Recently Issued Accounting Standards
      The Financial Accounting Standards Board (“FASB”) issued Staff Position Financial Accounting Standard 19-1, Accounting for Suspended Well Costs (“FAS 19-1”), in April 2005. FAS 19-1 provides guidance on accounting for exploratory well costs for entities that use the successful efforts method of accounting as described in Statement of Financial Accounting Standard No. 19, Financial Accounting and Reporting by Oil and Gas Producing Companies, (“SFAS 19”). Exploration activities are frequently performed in more remote areas, to greater depths, and in more complex geological formations than the exploration activities that occurred when SFAS 19 was issued in 1977. These changes in exploration activities have resulted in an increased frequency of exploratory wells that successfully find reserves that cannot be recognized as proved when drilling is completed and a lengthened evaluation period for determining whether the reserves qualify as proved. The FASB staff believes that exploratory well costs should continue to be capitalized when the well has found a sufficient quantity of reserves to justify its completion as a producing well and the enterprise is making sufficient progress assessing the reserves and the economic and operating viability of the project and SFAS 19 is amended to clarify this position. The Company intends to adopt these accounting and disclosure requirements prospectively to existing and newly capitalized exploratory well costs in the third quarter of 2005 and does not expect a significant impact on financial position or results of operations.
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
      Goodwill is evaluated to determine if the fair value of an asset has decreased below its carrying value. At December 31, 2004 the Company performed its annual goodwill evaluation and determined no adjustment to impair goodwill was necessary. Goodwill as of June 30, 2005 and December 31, 2004 are as follows (in thousands):

	Restated (See Note 2)

	June 30,	December 31,
	2005	2004

Drilling:
Goodwill at beginning of year	$89,092	$41,069
Changes to goodwill	—	48,020
Other	—	3

Goodwill at end of period	89,092	89,092

Drilling and completion fluids:
Goodwill at beginning of year	9,964	9,964
Changes to goodwill	—	—

Goodwill at end of period	9,964	9,964

Total goodwill	$99,056	$99,056

10.	Accrued Expenses
      Accrued expenses consisted of the following at June 30, 2005 and December 31, 2004 (in thousands):

	June 30,	December 31,
	2005	2004

Salaries, wages, payroll taxes and benefits	$23,865	$21,245
Workers’ compensation liability	38,099	38,677
Sales, use and other taxes	6,258	5,863
Insurance, other than workers’ compensation	9,817	7,061
Other	7,241	6,317

	$85,280	$79,163

PATTERSON-UTI ENERGY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.	Asset Retirement Obligation
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

	2005	2004

Balance at beginning of year	$2,358	$1,163
Liabilities incurred*	19	1,113
Liabilities settled	(511)	(70)
Accretion expense	37	15

Asset retirement obligation at end of period	$1,903	$2,221

*	The 2004 amount includes $1,091 of liabilities assumed in the acquisition of TMBR/ Sharp Drilling, Inc. (“TMBR”).

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

PATTERSON-UTI ENERGY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      During the second quarters of 2004 and 2005, the Company granted restricted shares of the Company’s common stock to certain key employees under the Patterson-UTI Energy, Inc 1997 Long-Term Incentive Plan, as amended, and the 2005 Plan. As required by APB Opinion No. 25, the Restricted Shares were valued based upon the market price of the Company’s common stock on the date of the grant. The resulting value is being amortized over the vesting period of the stock. For the three and six months ended June 30, 2005, compensation expense of $399,000 and $700,000, net of $56,000 and $131,000 of forfeitures and of $233,000 and $408,000 of taxes, respectively, was included as a reduction in net income. Compensation expense of $165,000, net of $97,000 taxes, was included as a reduction in net income for the three and six months ended June 30, 2004.

14.	Subsequent Event
      On July 27, 2005, the Company’s Board of Directors approved a quarterly cash dividend of $0.04 on each outstanding share of its common stock. The dividend is to be paid on September 1, 2005 to holders of record as of August 16, 2005.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
      This Quarterly Report on Form 10-Q/A for the three and six months ended June 30, 2005, amends and restates the financial statements and related financial information for all periods presented herein. The determination to restate these financial statements and other information was made as a result of management’s identification of an embezzlement. Further information on the restatement can be found in Note 2 to Unaudited Condensed Consolidated Financial Statements.
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

	Three Months Ended June 30,				Six Months Ended June 30,

	2005		2004		2005		2004

Contract drilling	$329,503	84%	$188,222	80%	$624,892	84%	$367,397	81%
Pressure pumping	22,025	6	14,577	6	38,718	5	28,827	6
Drilling and completion fluids	29,587	8	23,424	10	58,993	8	41,563	9
Oil and natural gas	8,807	2	8,287	4	17,912	3	15,502	4

	$389,922	100%	$234,510	100%	$740,515	100%	$453,289	100%

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
      The profitability of our business is most readily assessed by two primary indicators: our average number of rigs operating and our average revenue per operating day. During the second quarter of 2005, our average number of rigs operating increased to 265 from 263 in the first quarter of 2005 and 203 in the second quarter of 2004. Our average revenue per operating day increased to $13,690 in the second quarter of 2005 from $12,490 in the first quarter of 2005 and $10,190 in the second quarter of 2004. Primarily due to these improvements, we experienced an increase of approximately $57.2 million, or 341%, in consolidated net income for the second quarter of 2005 as compared to the second quarter of 2004.
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
      Management believes that the liquidity of our balance sheet as of June 30, 2005, which includes approximately $255 million in working capital (including $70 million in cash), no long-term debt and

$144 million available under a $200 million line of credit (availability of $56 million is reserved for outstanding letters of credit), provides us with the ability to pursue acquisition opportunities, expand into new regions, make improvements to our assets and survive downturns in our industry.
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
      Net income for the three months ended June 30, 2005 and 2004 includes embezzlement expense of approximately $5.2 million and $3.6 million, respectively. Net income for the six months ended June 30, 2005 and 2004 includes embezzlement expenses of approximately $6.8 million and $8.7 million, respectively. On November 16, 2005, the SEC obtained a freeze order on Nelson’s assets (including assets held by entities controlled by him) and a Receiver was appointed to collect those assets. The Company understands that the Receiver will ultimately liquidate the assets and propose a plan to distribute the proceeds. While the Company believes it has a claim for at least the full amount embezzled, other creditors have or may assert claims on the assets held by the Receiver. As a result, recovery by the Company from the Receiver is uncertain as to timing and amount, if any. Recoveries, if any, will be recognized when they are considered collectable.
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
Liquidity and Capital Resources
      As of June 30, 2005, we had working capital of approximately $255 million, including cash and cash equivalents of $70.1 million. For the six months ended June 30, 2005, our significant sources of cash flow included:

•	$159.1 million provided by operations,

•	$29.3 million from the exercise of stock options, and

•	$8.8 million in proceeds from sales of property and equipment.
      We used $65.4 million to purchase land drilling assets from Key Energy Services, Inc. and one additional land-based drilling rig, $13.5 million to pay dividends on the Company’s common stock and $162.2 million:

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
Results of Operations
      The following tables summarize operations by business segment for the three months ended June 30, 2005 and 2004:

	Restated (See Note 2)

Contract Drilling	2005	2004	% Change

	(Dollars in thousands)
Revenues	$329,503	$188,222	75.1%
Direct operating costs	$180,185	$134,387	34.1%
Selling, general and administrative	$1,199	$1,074	11.6%
Depreciation	$32,390	$25,102	29.0%
Operating income	$115,729	$27,659	318.4%
Operating days	24,074	18,473	30.3%
Average revenue per operating day	$13.69	$10.19	34.3%
Average direct operating costs per operating day	$7.48	$7.27	2.9%
Number of owned rigs at end of period	397	361	10.0%
Average number of rigs owned during period	396	361	9.7%
Average rigs operating	265	203	30.5%
Rig utilization percentage	67%	56%	19.6%
Capital expenditures	$74,643	$39,399	89.5%
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

	Restated (See Note 2)

Drilling and Completion Fluids	2005	2004	% Change

	(Dollars in thousands)
Revenues	$29,587	$23,424	26.3%
Direct operating costs	$23,846	$19,837	20.2%
Selling, general and administrative	$2,367	$1,875	26.2%
Depreciation	$571	$536	6.5%
Operating income	$2,803	$1,176	138.4%
Total jobs	503	593	(15.2)%
Average revenue per job	$58.82	$39.50	48.9%
Average direct operating costs per job	$47.41	$33.45	41.7%
Capital expenditures	$766	$416	84.1%
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

	Restated (See Note 2)

Corporate and Other	2005	2004	% Change

	(In thousands)
Selling, general and administrative	$3,609	$2,864	26.0%
Bad debt expense	$143	$217	(34.1)%
Depreciation	$189	$111	70.3%
Gain on sale of assets	$1,129	$140	706.4%
Embezzled funds expense	$5,156	$3,587	43.7%
Other	$2,552	$—	N/A %
Interest income	$634	$204	210.8%
Interest expense	$57	$54	5.6%
Other income	$16	$172	(90.7)%
Capital expenditures	$108	$—	N/A %
      Selling, general and administrative expenses increased primarily as a result of payroll taxes attributable to the exercise of employee stock options, increased professional fees, and additional compensation expense related to the issuance of restricted shares to certain key employees in the second quarters of 2004 and 2005. Other in 2005 includes a charge of $2.6 million to increase reserves related to the financial failure of a workers’ compensation insurance carrier used previously by the Company. Embezzled funds expense includes payments made to or for the benefit of Jonathan D. Nelson, our former CFO, for assets and services that were not received by the Company.

      The following tables summarize operations by business segment for the six months ended June 30, 2005 and 2004:

	Restated (See Note 2)

Contract Drilling	2005	2004	% Change

	(Dollars in thousands)
Revenues	$624,892	$367,397	70.1%
Direct operating costs	$355,651	$262,378	35.5%
Selling, general and administrative	$2,415	$2,163	11.7%
Depreciation and amortization	$62,214	$48,911	27.2%
Operating income	$204,612	$53,945	279.3%
Operating days	47,731	36,437	31.0%
Average revenue per operating day	$13.09	$10.08	29.9%
Average direct operating costs per operating day	$7.45	$7.20	3.5%
Number of owned rigs at end of period	397	361	10.0%
Average number of rigs owned during period	393	357	10.1%
Average rigs operating	264	200	32.0%
Rig utilization percentage	67%	56%	19.6%
Capital expenditures	$132,378	$64,779	104.4%
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

	Restated (See Note 2)

Drilling and Completion Fluids	2005	2004	% Change

	(Dollars in thousands)
Revenues	$58,993	$41,563	41.9%
Direct operating costs	$47,795	$35,476	34.7%
Selling, general and administrative	$4,562	$3,585	27.3%
Depreciation and amortization	$1,121	$1,094	2.5%
Operating income	$5,515	$1,408	291.7%
Total jobs	1,030	1,111	(7.3)%
Average revenue per job	$57.27	$37.41	53.1%
Average direct operating costs per job	$46.40	$31.93	45.3%
Capital expenditures	$1,352	$627	115.6%
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

$2.2 million of expenses incurred during 2005 and 2004, respectively, to impair certain oil and natural gas properties.

	Restated (See Note 2)

Corporate and Other	2005	2004	% Change

	(In thousands)
Selling, general and administrative	$7,168	$4,651	54.1%
Bad debt expense	$366	$307	19.2%
Depreciation and amortization	$352	$222	58.6%
Gain on sale of assets	$1,035	$1,313	(21.2)%
Embezzled funds expense	$6,762	$8,720	(22.5)%
Other	$2,552	$—	N/A %
Interest income	$1,067	$455	134.5%
Interest expense	$123	$130	(5.4)%
Other income	$20	$257	(92.2)%
Capital expenditures	$5,308	$—	N/A %
      Selling, general and administrative expenses increased primarily as a result of payroll taxes attributable to the exercise of employee stock options, increased professional fees, and additional compensation expense related to the issuance of restricted shares to certain key employees in the second quarters of 2004 and 2005. Other in 2005 includes a charge of $2.6 million to increase reserves related to the financial failure of a worker’s compensation insurance carrier used previously by the Company. Embezzled funds expense includes payments made to or for the benefit of Jonathan D. Nelson, our former CFO, for assets and services that were not received by the Company.
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
      We conduct some business in Canadian dollars through our Canadian land-based drilling operations. The exchange rate between Canadian dollars and U.S. dollars has fluctuated during the last several years. If the value of the Canadian dollar against the U.S. dollar weakens, revenues and earnings of our Canadian operations will be reduced and the value of our Canadian net assets will decline when they are translated to U.S. dollars.

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
      As discussed in Note 2 to the consolidated financial statements included within this Quarterly Report on Form 10-Q/A for the quarterly period ended June 30, 2005, we have restated our previously issued financial statements.
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
      Under the supervision and with the participation of our management, including our CEO and current CFO, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q/A.
      At the time of the filing of our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005, our CEO and former CFO concluded that our disclosure controls and procedures were effective as of June 30, 2005. Subsequent to that evaluation, our CEO and current CFO concluded that our disclosure controls and procedures were not effective at a reasonable level of assurance, as of June 30, 2005, because of material weaknesses. For a discussion of the material weakness, see Item 9A of our Annual Report on Form 10-K/A for the year ended December 31, 2004. Based upon the substantial work performed during the restatement process, management has concluded that the Company’s unaudited condensed consolidated financial statements for the periods covered by and included in this Quarterly Report on Form 10-Q/A are fairly stated in all material respects.
      Changes in Internal Control Over Financial Reporting — Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rule 13a-15(f). With the participation of our CEO and CFO, our management evaluates any changes in our internal control over financial reporting that occurred during each fiscal quarter which have materially affected, or are reasonably likely to materially affect, such internal control. At the time of the filing of our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005, our management, including our CEO and former CFO, concluded that there were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2005, that have materially affected or were reasonably likely to materially affect our internal control over financial reporting.
      Our CEO and current CFO have subsequently concluded that the material weaknesses described in Item 9A of our Annual Report on Form 10-K/A for the year ended December 31, 2004 existed as of June 30, 2005.
      You can find more information about the investigation, the material weaknesses and the actions that we have taken and are planning to take to remediate the material weaknesses in Item 9A of our Annual Report on Form 10-K/A, for the year ended December 31, 2004.

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
      The nine nominees to the Board of Directors of the Company were elected at the meeting, and the other proposals received the affirmative vote required for approval. The number of votes cast for, against or withheld, as well as the number of abstentions and broker non-votes, were as follows:

		Votes For	Votes Withheld

1.	Election of Directors
	Mark S. Siegel	155,764,040	2,664,759
	Cloyce A. Talbott	155,762,955	2,665,844
	A. Glenn Patterson	155,763,338	2,665,461
	Kenneth N. Berns	151,630,010	6,798,789
	Robert C. Gist	152,198,666	6,230,133
	Curtis W. Huff	157,004,971	1,423,828
	Terry H. Hunt	157,003,923	1,424,876
	Kenneth R. Peak	157,072,419	1,356,380
	Nadine C. Smith	157,070,786	1,358,013

					Broker
		Votes For	Votes Against	Abstentions	Non-votes

2.	Approval of the 2005 Plan	126,619,156	10,728,710	1,651,308	19,429,625

					Broker
		Votes For	Votes Against	Abstentions	Non-votes

3.	Ratification of PricewaterhouseCoopers LLP as the Company’s Independent Accountants	156,358,655	1,945,384	124,760	0

ITEM 6.	Exhibits
      (a) Exhibits.
      The following exhibits are filed herewith or incorporated by reference, as indicated:

3.1	Restated Certificate of Incorporation, as amended (filed August 9, 2004 as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004 and incorporated herein by reference).
3.2	Amendment to Restated Certificate of Incorporation, as amended (filed August 9, 2004 as Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004 and incorporated herein by reference).
3.3	Amended and Restated Bylaws (filed March 19, 2002 as Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001 and incorporated herein by reference).
10.1	Patterson-UTI Energy, Inc. 2005 Long-Term Incentive Plan, including Form of Executive Officer Restricted Stock Award Agreement, Form of Executive Officer Stock Option Agreement, Form of Non-Employee Director Restricted Stock Award Agreement and Form of Non-Employee Director Stock Option Agreement (incorporated by reference to Exhibit 10.1 to Patterson-UTI Energy, Inc.’s Current Report on Form 8-K, dated June 15, 2005, as filed with the SEC on June 21, 2005).*
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Controls and Procedures (filed March 17, 2006 as Item 9A to the Company’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2004 and incorporated herein by reference).

*	Management Contract or Compensatory Plan.

SIGNATURES
      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PATTERSON-UTI ENERGY, INC.

By:	/s/ Cloyce A. Talbott

Cloyce A. Talbott
(Principal Executive Officer)
Chief Executive Officer

By:	/s/ John E. Vollmer III

John E. Vollmer III
(Principal Accounting Officer)
Senior Vice President — Corporate Development, Chief Financial Officer, Secretary and Treasurer
DATED: March 27, 2006