Form 10-Q/A
period 2005-09-30
PATTERSON UTI ENERGY INC
filed 2006-03-27
CIK 889900

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
      172,801,959 shares of common stock, $0.01 par value, as of October 26, 2005

PATTERSON-UTI ENERGY, INC. AND SUBSIDIARIES

		Page

Explanatory Note		3
PART I — Financial Information

Item 1.	Financial Statements
	Unaudited condensed consolidated balance sheets	5
	Unaudited condensed consolidated statements of income	6
	Unaudited condensed consolidated statement of changes in stockholders’ equity	7
	Unaudited condensed consolidated statements of changes in cash flows	8
	Notes to unaudited condensed consolidated financial statements	9

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	31

Item 4.	Controls and Procedures	31
Forward Looking Statements and Cautionary Statements for Purposes of the “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995		33

PART II — Other Information

Item 6.	Exhibits	34
Signatures		35
Certification of CEO Pursuant to Rule 13a-14(a)/15d-14(a)
Certification of CFO Pursuant to Rule 13a-14(a)-15d-14(a)
Certification of CEO & CFO Pursuant to 18 USC Section 1350

PART I — FINANCIAL INFORMATION
Explanatory Note
      This Amendment No. 1 on Form 10-Q/ A (“Form 10-Q/ A”) to our previously filed Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005, initially filed with the United States Securities and Exchange Commission (“SEC”) on October 28, 2005 (“Original Filing”), reflects a restatement of our unaudited interim condensed consolidated financial statements as discussed in Note 2 of the Notes to Unaudited Condensed Consolidated Financial Statements. Previously issued financial statements are being restated to properly reflect losses incurred as a result of an embezzlement whereby payments were made to or for the benefit of Jonathan D. Nelson (“Nelson”), our former Chief Financial Officer (“CFO”), that had been reflected in previously issued financial statements as payments for assets and services that were not received by the Company. Previously issued financial statements are also being restated for the effects of the correction of other errors that are immaterial both individually and in the aggregate. These other adjustments relate primarily to previously reported property and equipment balances that resulted from our review of our property and equipment records and the underlying physical assets in connection with investigation of the embezzlement.
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
      The effects of the embezzlement on the Company’s financial position follow (in thousands):

	September 30,	December 31,
Decrease in Amounts Previously Reported	2005	2004

Assets	$(66,952)	$(56,133)
Liabilities(1)	(24,836)	(20,848)

Retained Earnings & Stockholders’ Equity	$(42,116)	$(35,285)

(1)	Consists of increases in Federal and state income taxes payable of $2.6 million and $1.3 million at September 30, 2005 and December 31, 2004, respectively and decreases in deferred tax liabilities of $27.4 million and $22.2 million at September 30, 2005 and December 31, 2004, respectively.

      The effects of the restatement due to the embezzlement and other adjustments on operating income as previously reported for the three and nine months ended September 30, 2005 and 2004, respectively, follow (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

Operating Income:	2005	2004	2005	2004

As previously reported	$173,511	$47,408	$390,179	$110,717
Adjustment for effects of embezzlement	(4,721)	(4,642)	(10,819)	(13,125)
Other adjustments	(1,344)	(1,024)	(3,430)	(2,953)

As restated	$167,446	$41,742	$375,930	$94,639

      The effects of the restatement due to the embezzlement and other property and equipment adjustments on net income as previously reported for the three and nine months ended September 30, 2005 and 2004, respectively, follow (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2005	2004	2005	2004

Net Income:
As previously reported	$110,135	$29,964	$247,548	$70,253

Adjustments:
Embezzled funds expense	(5,431)	(4,759)	(12,193)	(13,479)
Embezzled amounts previously expensed as depreciation and selling, general and administrative	710	117	1,374	354
Other adjustments	(1,344)	(1,024)	(3,430)	(2,953)
Tax benefits	2,235	2,100	5,252	5,946

Net adjustment	(3,830)	(3,566)	(8,997)	(10,132)

Net income, as restated	$106,305	$26,398	$238,551	$60,121

Net income per common share:
Basic:
As previously reported	$0.64	$0.18	$1.46	$0.42
Adjustment for effects of embezzlement	$(0.02)	$(0.02)	$(0.04)	$(0.05)
Other adjustments	$—	$—	$(0.01)	$(0.01)
As restated	$0.62	$0.16	$1.40	$0.36
Diluted:
As previously reported	$0.63	$0.18	$1.43	$0.42
Adjustment for effects of embezzlement	$(0.02)	$(0.02)	$(0.04)	$(0.05)
Other adjustments	$—	$—	$(0.01)	$(0.01)
As restated	$0.61	$0.16	$1.38	$0.36
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
PATTERSON-UTI ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	Restated (See Note 2)

	September 30,	December 31,
	2005	2004

	(In thousands, except share
	data)
ASSETS
Current assets:
Cash and cash equivalents	$131,211	$112,371
Accounts receivable, net of allowance for doubtful accounts of $2,431 at September 30, 2005 and $1,909 at December 31, 2004	362,976	214,097
Inventory	20,916	17,738
Deferred tax assets, net	19,688	15,991
Other	26,738	26,836

Total current assets	561,529	387,033
Property and equipment, at cost, net	980,456	765,019
Goodwill	99,056	99,056
Other	5,065	5,677

Total assets	$1,646,106	$1,256,785

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable:
Trade	$99,964	$54,553
Accrued revenue distributions	14,379	11,297
Other	2,956	2,309
Accrued federal and state income taxes payable	33,618	4,231
Accrued expenses	102,493	79,163

Total current liabilities	253,410	151,553
Deferred tax liabilities, net	139,177	140,475
Other	4,122	3,256

Total liabilities	396,709	295,284

Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock, par value $.01; authorized 1,000,000 shares, no shares issued	—	—
Common stock, par value $.01; authorized 300,000,000 shares with 175,791,288 and 171,625,841 issued and 172,678,192 and 168,512,745 outstanding at September 30, 2005 and December 31, 2004, respectively	1,758	1,716
Additional paid-in capital	671,303	597,280
Deferred compensation	(11,018)	(5,420)
Retained earnings	591,822	373,712
Accumulated other comprehensive income	8,669	7,350
Treasury stock, at cost, 3,113,096 shares	(13,137)	(13,137)

Total stockholders’ equity	1,249,397	961,501

Total liabilities and stockholders’ equity	$1,646,106	$1,256,785

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PATTERSON-UTI ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Restated (See Note 2)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,

	2005	2004	2005	2004

	(In thousands, except per share amounts)
Operating revenues:
Contract drilling	$401,046	$206,454	$1,025,938	$573,851
Pressure pumping	27,640	19,663	66,358	48,490
Drilling and completion fluids	29,819	23,455	88,812	65,018
Oil and natural gas	10,234	9,602	28,146	25,104

	468,739	259,174	1,209,254	712,463

Operating costs and expenses:
Contract drilling	202,956	140,608	558,607	402,986
Pressure pumping	15,662	10,455	38,648	26,871
Drilling and completion fluids	24,062	19,851	71,857	55,327
Oil and natural gas	2,365	1,715	6,953	6,051
Depreciation, depletion and impairment	39,545	31,661	112,319	91,037
Selling, general and administrative	10,565	8,303	30,157	22,999
Bad debt expense	50	192	416	499
Embezzled funds expense	5,431	4,759	12,193	13,479
Other (including gain or loss on sale of assets)	657	(112)	2,174	(1,425)

	301,293	217,432	833,324	617,824

Operating income	167,446	41,742	375,930	94,639

Other income (expense):
Interest income	944	233	2,011	688
Interest expense	(56)	(75)	(179)	(205)
Other	19	56	39	313

	907	214	1,871	796

Income before income taxes	168,353	41,956	377,801	95,435

Income tax expense (benefit):
Current	66,574	12,023	145,513	31,298
Deferred	(4,526)	3,535	(6,263)	4,016

	62,048	15,558	139,250	35,314

Net income	$106,305	$26,398	$238,551	$60,121

Net income per common share:
Basic	$0.62	$0.16	$1.40	$0.36

Diluted	$0.61	$0.16	$1.38	$0.36

Weighted average number of common shares outstanding:
Basic	171,613	167,006	169,846	165,744

Diluted	174,587	169,664	173,211	168,795

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PATTERSON-UTI ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)

	Common Stock					Accumulated
			Additional			Other
	Number		Paid-In	Deferred	Retained	Comprehensive	Treasury
	of Shares	Amount	Capital	Compensation	Earnings	Income	Stock	Total

	(In thousands)
December 31, 2004, as previously reported	171,626	$1,716	$597,280	$(5,420)	$415,489	$11,611	$(13,137)	$1,007,539
Adjustment for effects of embezzlement (net of applicable income tax benefit of $20,848)	—	—	—	—	(35,285)	—	—	(35,285)
Other adjustments (net of applicable income tax benefit of $3,501) (See Note 2)	—	—	—	—	(6,492)	(4,261)	—	(10,753)

December 31, 2004, as restated	171,626	1,716	597,280	(5,420)	373,712	7,350	(13,137)	961,501
Issuance of restricted stock	305	3	8,040	(8,043)	—	—	—	—
Amortization of deferred compensation expense	—	—	—	2,121	—	—	—	2,121
Forfeitures of restricted shares	(17)	—	(324)	324	—	—	—	—
Exercise of stock options	3,877	39	42,260	—	—	—	—	42,299
Tax benefit related to exercise of stock options	—	—	24,047	—	—	—	—	24,047
Foreign currency translation adjustment, net of tax of $749, as restated	—	—	—	—	—	1,319	—	1,319
Payment of cash dividend	—	—	—	—	(20,441)	—	—	(20,441)
Net income, as restated	—	—	—	—	238,551	—	—	238,551

September 30, 2005, as restated	175,791	$1,758	$671,303	$(11,018)	$591,822	$8,669	$(13,137)	$1,249,397

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PATTERSON-UTI ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN CASH FLOWS
(Unaudited)

	Restated (See Note 2)

	Nine Months
	Ended September 30,

	2005	2004

	(In thousands)
Cash flows from operating activities:
Net income	$238,551	$60,121
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and impairment	112,319	91,037
Provision for bad debts	416	499
Deferred income tax expense	(6,263)	4,016
Tax benefit related to exercise of stock options	24,047	6,682
Amortization of deferred compensation expense	2,121	749
Gain on sale of assets	(1,253)	(1,425)
Changes in operating assets and liabilities, net of business acquired:
Accounts receivable	(148,825)	(34,480)
Income taxes receivable	—	21,923
Inventory and other current assets	(4,044)	(6,997)
Accounts payable	48,568	2,820
Income taxes payable	29,660	—
Accrued expenses	22,662	(5,416)
Other liabilities	1,513	(6,729)

Net cash provided by operating activities	319,472	132,800

Cash flows from investing activities:
Acquisitions, net of cash acquired	(73,577)	(30,387)
Purchases of property and equipment	(262,723)	(125,501)
Proceeds from sales of property and equipment	12,502	2,631
Restricted cash deposited to collateralize retained insurance losses	—	(11,316)
Change in other assets	1,766	—

Net cash used in investing activities	(322,032)	(164,573)

Cash flows from financing activities:
Purchase of treasury stock	—	(1,482)
Dividends paid	(20,441)	(6,674)
Proceeds from exercise of stock options	42,299	9,293

Net cash provided by financing activities	21,858	1,137

Effect of foreign exchange rate changes on cash	(458)	(81)

Net increase (decrease) in cash and cash equivalents	18,840	(30,717)
Cash and cash equivalents at beginning of period	112,371	100,483

Cash and cash equivalents at end of period	$131,211	$69,766

Supplemental disclosure of cash flow information:
Net cash paid during the period for:
Interest expense	$179	$205
Income taxes	$85,824	$500
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PATTERSON-UTI ENERGY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Consolidation and Presentation
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

	Restated (See Note 2)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,

	2005	2004	2005	2004

Net income	$106,305	$26,398	$238,551	$60,121
Weighted average common shares outstanding	171,613	167,006	169,846	165,744

Basic earnings per share	$0.62	$0.16	$1.40	$0.36

Weighted average common shares outstanding	171,613	167,006	169,846	165,744
Dilutive effect of stock options and restricted shares	2,974	2,658	3,365	3,051

Weighted average dilutive common shares outstanding	174,587	169,664	173,211	168,795

Diluted earnings per share	$0.61	$0.16	$1.38	$0.36

Cash dividends per share(a)	$0.04	$0.02	$0.12	$0.04

(a)	During March, June and September of 2005, cash dividends of $6.7 million, $6.8 million and $6.9 million, respectively, were paid on outstanding shares of 168,679,334, 169,741,460 and 172,591,361, respectively. During June and September of 2004, cash dividends of $3.3 million were paid on outstanding shares of 166,786,254 and 166,988,651, respectively.
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
      Most of the embezzled funds result from Nelson causing the wiring of Company funds aggregating approximately $72.3 million, to, or for the benefit of, entities owned and controlled by him. Nelson was originally able to initiate these wire transfers by requesting the wire transfers himself in telephone calls to one of the Company’s banks. After changes to the Company’s internal controls and procedures in 2004, Nelson initiated the wire transfers through instructions to one his subordinates and by the creation of fraudulent invoices containing forged senior management approvals. This false documentation was created by our former CFO to conceal the true nature of these transactions from the Company and its independent registered public accountants.
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

		Effect of	Effect of
	Previously	Adjustment for	Other
	Reported	Embezzlement	Adjustments	Restated

September 30, 2005:
Property and equipment:
At cost	$1,701,246	$(67,386)	$1,626	$1,635,486
Accumulated depreciation	(652,685)	2,704	(5,049)	(655,030)
Net	1,048,561	(64,682)	(3,423)	980,456
Goodwill	101,326	(2,270)	—	99,056
Total assets	1,716,481	(66,952)	(3,423)	1,646,106
Accounts payable, trade	89,964	—	10,000	99,964
Federal and state income taxes payable	30,854	2,603	161	33,618
Deferred tax liabilities, net	171,542	(27,439)	(4,926)	139,177
Liabilities	416,310	(24,836)	5,235	396,709
Retained earnings	642,596	(42,116)	(8,658)	591,822
Stockholders’ equity	1,300,171	(42,116)	(8,658)	1,249,397
December 31, 2004:
Property and equipment:
At cost	1,400,848	(55,211)	(6,866)	1,338,771
Accumulated depreciation	(571,973)	1,348	(3,127)	(573,752)
Net	828,875	(53,863)	(9,993)	765,019
Goodwill	101,326	(2,270)	—	99,056
Total assets	1,322,911	(56,133)	(9,993)	1,256,785
Federal and state income taxes payable	2,754	1,311	166	4,231
Deferred tax liabilities, net	162,040	(22,159)	594	140,475
Liabilities	315,372	(20,848)	760	295,284
Retained earnings	415,489	(35,285)	(6,492)	373,712
Accumulated other comprehensive income	11,611	—	(4,261)	7,350
Stockholders’ equity	1,007,539	(35,285)	(10,753)	961,501

PATTERSON-UTI ENERGY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)
      The effects of the embezzlement and other adjustments on the Company’s results of operations and cash flows follow (in thousands, except per share amounts):

	Three Months Ended September 30,

		Effect of	Effect of
	Previously	Adjustment for	Other
	Reported	Embezzlement	Adjustments	Restated

2005:
Depreciation, depletion and impairment	$39,216	$(704)	$1,033	$39,545
Selling, general and administrative	10,571	(6)	—	10,565
Other (including gain or loss on sale of assets)	346	—	311	657
Embezzled funds expense	—	5,431	—	5,431
Operating income	173,511	(4,721)	(1,344)	167,446
Income before income taxes	174,418	(4,721)	(1,344)	168,353
Income tax expense	64,283	(1,740)	(495)	62,048
Net income	110,135	(2,981)	(849)	106,305
Per common share:
Basic	0.64	(0.02)	—	0.62
Diluted	0.63	(0.02)	—	0.61
Net cash provided by (used in):
Operating activities	165,779	(5,425)	—	160,354
Investing activities	(110,462)	5,425	—	(105,037)
Purchases of property and equipment	105,949	(5,425)	—	100,524
2004:
Depreciation, depletion and impairment	$30,789	$(111)	$983	$31,661
Selling, general and administrative	8,309	(6)	—	8,303
Other (including gain or loss on sale of assets)	(153)	—	41	(112)
Embezzled funds expense	—	4,759	—	4,759
Operating income	47,408	(4,642)	(1,024)	41,742
Income before income taxes	47,622	(4,642)	(1,024)	41,956
Income tax expense	17,658	(1,721)	(379)	15,558
Net income	29,964	(2,921)	(645)	26,398
Per common share:
Basic	0.18	(0.02)	—	0.16
Diluted	0.18	(0.02)	—	0.16
Net cash provided by (used in):
Operating activities	55,577	(4,753)	—	50,824
Investing activities	(46,467)	4,753	—	(41,714)
Purchases of property and equipment	47,112	(4,753)	—	42,359

PATTERSON-UTI ENERGY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)

	Nine Months Ended September 30,

		Effect of	Effect of
	Previously	Adjustment for	Other
	Reported	Embezzlement	Adjustments	Restated

	(In thousands, except per share amounts)
2005:
Depreciation, depletion and impairment	$110,575	$(1,356)	$3,100	$112,319
Selling, general and administrative	30,175	(18)	—	30,157
Other (including gain or loss on sale of assets)	1,844	—	330	2,174
Embezzled funds expense	—	12,193	—	12,193
Operating income	390,179	(10,819)	(3,430)	375,930
Income before income taxes	392,050	(10,819)	(3,430)	377,801
Income tax expense	144,502	(3,988)	(1,264)	139,250
Net income	247,548	(6,831)	(2,166)	238,551
Per common share:
Basic	1.46	(0.04)	(0.01)	1.40
Diluted	1.43	(0.04)	(0.01)	1.38
Net cash provided by (used in):
Operating activities	321,647	(12,175)	10,000	319,472
Investing activities	(324,207)	12,175	(10,000)	(322,032)
Purchases of property & equipment	264,898	(12,175)	10,000	262,723
2004:
Depreciation, depletion and impairment	$88,523	$(336)	$2,850	$91,037
Selling, general and administrative	23,017	(18)	—	22,999
Other (including gain or loss on sale of assets)	(1,528)	—	103	(1,425)
Embezzled funds expense	—	13,479	—	13,479
Operating income	110,717	(13,125)	(2,953)	94,639
Income before income taxes	111,513	(13,125)	(2,953)	95,435
Income tax expense	41,260	(4,854)	(1,092)	35,314
Net income	70,253	(8,271)	(1,861)	60,121
Per common share:
Basic	0.42	(0.05)	(0.01)	0.36
Diluted	0.42	(0.05)	(0.01)	0.36
Net cash provided by (used in):
Operating activities	146,261	(13,461)	—	132,800
Investing activities	(178,034)	13,461	—	(164,573)
Acquisitions	32,514	(2,127)	—	30,387
Purchases of property & equipment	136,835	(11,334)	—	125,501

3.	Recent Acquisitions
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

	Restated (See Note 2)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,

	2005	2004	2005	2004

Net income, as reported	$106,305	$26,398	$238,551	$60,121
Add: Stock-based employee compensation expense recorded, net of forfeitures and taxes	639	306	1,339	471
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(3,426)	(3,468)	(9,484)	(9,794)

Pro-forma net income	$103,518	$23,236	$230,406	$50,798

Net income per common share:
Basic, as reported	$0.62	$0.16	$1.40	$0.36

Basic, pro-forma	$0.60	$0.14	$1.36	$0.31

Diluted, as reported	$0.61	$0.16	$1.38	$0.36

Diluted, pro-forma	$0.60	$0.14	$1.34	$0.30

PATTERSON-UTI ENERGY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)

5.	Comprehensive Income
      The following table illustrates the Company’s comprehensive income (expense) including the effects of foreign currency translation adjustments for the three and nine months ended September 30, 2005 and 2004 (in thousands):

	Restated (See Note 2)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,

	2005	2004	2005	2004

Net income	$106,305	$26,398	$238,551	$60,121
Other comprehensive income (expense):
Foreign currency translation adjustment related to our Canadian operations, net of tax	2,286	1,872	1,319	675

Comprehensive income, net of tax	$108,591	$28,270	$239,870	$60,796

6.	Property and Equipment
      Property and equipment consisted of the following at September 30, 2005 and December 31, 2004 (in thousands):

	Restated (See Note 2)

	September 30, 2005	December 31, 2004

Equipment	$1,537,197	$1,239,519
Oil and natural gas properties	77,349	82,711
Buildings	15,654	12,892
Land	5,286	3,649

	1,635,486	1,338,771
Less accumulated depreciation and depletion	(655,030)	(573,752)

	$980,456	$765,019

7.	Business Segments
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

	Restated (See Note 2)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,

	2005	2004	2005	2004

Revenues:
Contract drilling(a)	$401,626	$207,808	$1,028,230	$577,824
Pressure pumping	27,640	19,663	66,358	48,490
Drilling and completion fluids(b)	29,842	23,475	88,994	65,146
Oil and natural gas	10,234	9,602	28,146	25,104

Total segment revenues	469,342	260,548	1,211,728	716,564
Elimination of intercompany revenues(a)(b)	603	1,374	2,474	4,101

Total revenues	$468,739	$259,174	$1,209,254	$712,463

Income before income taxes:
Contract drilling	$163,109	$38,752	$367,721	$92,697
Pressure pumping	7,691	6,199	15,779	12,787
Drilling and completion fluids	2,546	1,110	8,061	2,518
Oil and natural gas	4,098	3,674	10,532	7,217

	177,444	49,735	402,093	115,219
Corporate and other	(3,892)	(3,234)	(10,743)	(7,101)
Other operating	(675)	—	(3,227)	—
Embezzled funds expense(c)	(5,431)	(4,759)	(12,193)	(13,479)
Interest income	944	233	2,011	688
Interest expense	(56)	(75)	(179)	(205)
Other	19	56	39	313

Income before income taxes	$168,353	$41,956	$377,801	$95,435

	Restated (See Note 2)

	September 30,	December 31,
	2005	2004

Identifiable assets:
Contract drilling	$1,301,286	$961,873
Pressure pumping	70,919	49,145
Drilling and completion fluids	75,787	62,970
Oil and natural gas	59,781	62,984

	1,507,773	1,136,972
Corporate and other(d)	138,333	119,813

Total assets	$1,646,106	$1,256,785

(a)	Includes contract drilling intercompany revenues of approximately $580,000 and $1.4 million for the three months ended September 30, 2005 and 2004, respectively, and approximately $2.3 million and $4.0 million for the nine months ended September 30, 2005 and 2004, respectively.

(b)	Includes drilling and completion fluids intercompany revenues of approximately $23,000 and $20,000 for the three months ended September 30, 2005 and 2004, respectively, and approximately $182,000 and $128,000 for the nine months ended September 30, 2005 and 2004, respectively.

PATTERSON-UTI ENERGY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)

(c)	The Company’s former CFO perpetrated an embezzlement over a period of more than five years. Embezzled funds expense includes adjustments to eliminate payments related to the embezzlement previously capitalized as property and equipment and goodwill acquired. The related depreciation and other amounts expensed have been reversed from the Company’s accounting records (See Note 2).

(d)	Corporate assets primarily include cash on hand managed by the parent corporation and certain deferred federal income tax assets.

8.	Recently Issued Accounting Standards
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
      Goodwill is evaluated to determine if the fair value of an asset has decreased below its carrying value. At December 31, 2004 the Company performed its annual goodwill evaluation and determined no adjustment to impair goodwill was necessary. Goodwill as of September 30, 2005 and December 31, 2004 is as follows (in thousands):

	Restated (See Note 2)

	September 30,	December 31,
	2005	2004

Drilling:
Goodwill at beginning of year	$89,092	$41,069
Changes to goodwill	—	48,020
Other	—	3

Goodwill at end of period	89,092	89,092

Drilling and completion fluids:
Goodwill at beginning of year	9,964	9,964
Changes to goodwill	—	—

Goodwill at end of period	9,964	9,964

Total goodwill	$99,056	$99,056

10.	Accrued Expenses
      Accrued expenses consisted of the following at September 30, 2005 and December 31, 2004 (in thousands):

	September 30,	December 31,
	2005	2004

Salaries, wages, payroll taxes and benefits	$31,036	$21,245
Workers’ compensation liability	42,277	38,677
Sales, use and other taxes	11,659	5,863
Insurance, other than workers’ compensation	9,542	7,061
Other	7,979	6,317

	$102,493	$79,163

PATTERSON-UTI ENERGY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)

11.	Asset Retirement Obligation
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

	2005	2004

Balance at beginning of year	$2,358	$1,163
Liabilities incurred*	61	1,242
Liabilities settled	(801)	(144)
Accretion expense	55	52

Asset retirement obligation at end of period	$1,673	$2,313

*	The 2004 amount includes $1,091 of liabilities assumed in the acquisition of liabilities assumed in the acquisition of TMBR/ Sharp Drilling, Inc. (“TMBR”).

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

14.	Subsequent Event
      On October 26, 2005, the Company’s Board of Directors approved a quarterly cash dividend of $0.04 on each outstanding share of its common stock. The dividend is to be paid on December 1, 2005 to holders of record as of November 15, 2005.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
      This Quarterly Report on Form 10-Q/A for the three and nine months ended September 30, 2005 amends and restates the financial statements and related financial information for all periods presented herein. The determination to restate these financial statements and other information was made as a result of management’s identification of an embezzlement. Further information on the restatement can be found in Note 2 to unaudited condensed consolidated financial statements.
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
      The profitability of our business is most readily assessed by two primary indicators: our average number of rigs operating and our average revenue per operating day. During the third quarter of 2005, our average number of rigs operating increased to 283 from 265 in the second quarter of 2005 and 216 in the third quarter of 2004. Our average revenue per operating day increased to $15,410 in the third quarter of 2005 from $13,690 in the second quarter of 2005 and $10,400 in the third quarter of 2004. Primarily due to these improvements, we experienced an increase of approximately $80 million, or 302.7%, in consolidated net income for the third quarter of 2005 as compared to the third quarter of 2004.
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

      Management believes that the liquidity of our balance sheet as of September 30, 2005, which includes approximately $308 million in working capital (including $131 million in cash), no long-term debt and $144 million available under a $200 million line of credit (availability of $56 million is reserved for outstanding letters of credit), provides us with the ability to pursue acquisition opportunities, expand into new regions, make improvements to our assets and survive downturns in our industry.
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
      Net income for the three months ended September 30, 2005 and 2004 includes embezzlement expense of approximately $5.4 million and $4.8 million, respectively. Net income for the nine months ended September 30, 2005 and 2004 includes embezzlement expense of approximately $12.2 million and $13.5 million, respectively. On November 16, 2005, the SEC obtained a freeze order on Nelson’s assets (including assets held by entities controlled by him) and a Receiver was appointed to collect those assets. The Company understands that the Receiver will ultimately liquidate the assets and propose a plan to distribute the proceeds. While the Company believes it has a claim for at least the full amount embezzled, other creditors have or may assert claims on the assets held by the Receiver. As a result, recovery by the Company from the Receiver is uncertain as to timing and amount, if any. Recoveries, if any, will be recognized when they are considered collectable.
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

		December 31,
	September 30,
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

	Period Ending

		December 31,
	September 30,
	2005	2004	2003

Costs of wells-in-progress:
For one year or less	$2,736	$3,860	$1,166
For more than one year	—	—	—

End of period	$2,736	$3,860	$1,166

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
Liquidity and Capital Resources
      As of September 30, 2005, we had working capital of approximately $308 million, including cash and cash equivalents of $131 million. For the nine months ended September 30, 2005, our significant sources of cash flow included:

•	$319 million provided by operations,

•	$42 million from the exercise of stock options, and

•	$13 million in proceeds from sales of property and equipment.
      We used $74 million to purchase land drilling assets from Key Energy Services, Inc. and six additional land-based drilling rigs, $20 million to pay dividends on the Company’s common stock and $263 million:

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
Results of Operations
      The following tables summarize operations by business segment for the three months ended September 30, 2005 and 2004:

	Restated (See Note 2)

Contract Drilling	2005	2004	% Change

	(Dollars in thousands)
Revenues	$401,046	$206,454	94.3%
Direct operating costs	$202,956	$140,608	44.3%
Selling, general and administrative	$1,286	$1,086	18.4%
Depreciation	$33,695	$26,008	29.6%
Operating income	$163,109	$38,752	320.9%
Operating days	26,015	19,855	31.0%
Average revenue per operating day	$15.41	$10.40	48.2%
Average direct operating costs per operating day	$7.80	$7.08	10.2%
Number of owned rigs at end of period	403	361	11.6%
Average number of rigs owned during period	398	361	10.2%
Average rigs operating	283	216	31.0%
Rig utilization percentage	71%	60%	18.3%
Capital expenditures	$90,114	$35,758	152.0%
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

	Restated (See Note 2)

Drilling and Completion Fluids	2005	2004	% Change

	(Dollars in thousands)
Revenues	$29,819	$23,455	27.1%
Direct operating costs	$24,062	$19,851	21.2%
Selling, general and administrative	$2,402	$1,965	22.2%
Depreciation	$609	$529	15.1%
Other operating	$200	—	N/A %
Operating income	$2,546	$1,110	129.4%
Total jobs	485	550	(11.8)%
Average revenue per job	$61.48	$42.65	44.2%
Average direct operating costs per job	$49.61	$36.09	37.5%
Capital expenditures	$687	$354	94.1%
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

	Restated (See Note 2)

Corporate and Other	2005	2004	% Change

	(In thousands)
Selling, general and administrative	$3,868	$3,043	27.1%
Bad debt expense	$50	$192	(74.0)%
Depreciation	$192	$111	73.0%
Gain on sale of assets	$218	$112	N/A %
Embezzled funds expense	$5,431	$4,759	14.1%
Other	$675	$—	N/A %
Interest income	$944	$233	305.2%
Interest expense	$56	$75	(25.3)%
Other income	$19	$56	(66.1)%
      Selling, general and administrative expenses increased primarily as a result of increased insurance costs, payroll taxes attributable to the exercise of employee stock options, compensation expense related to the issuance of restricted shares to certain key employees in the second quarter of 2005 and professional fees. Other in 2005 includes a charge of $675,000 to increase reserves related to the financial failure of a workers’ compensation insurance carrier used previously by the Company. Interest income increased as a result of higher cash balances and interest rates in 2005. Embezzled funds expense includes payments made to or for the benefit of Jonathan D. Nelson, our former CFO, for assets and services that were not received by the Company.
      The following tables summarize operations by business segment for the nine months ended September 30, 2005 and 2004:

	Restated (See Note 2)

Contract Drilling	2005	2004	% Change

	(Dollars in thousands)
Revenues	$1,025,938	$573,851	78.8%
Direct operating costs	$558,607	$402,986	38.6%
Selling, general and administrative	$3,701	$3,249	13.9%
Depreciation and amortization	$95,909	$74,919	28.0%
Operating income	$367,721	$92,697	296.7%
Operating days	73,746	56,292	31.0%
Average revenue per operating day	$13.91	$10.19	36.5%
Average direct operating costs per operating day	$7.57	$7.16	5.7%
Number of owned rigs at end of period	403	361	11.6%
Average number of rigs owned during period	395	358	10.3%
Average rigs operating	270	205	31.7%
Rig utilization percentage	68%	57%	19.3%
Capital expenditures	$222,492	$100,537	121.3%
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

	Restated (See Note 2)

Drilling and Completion Fluids	2005	2004	% Change

	(Dollars in thousands)
Revenues	$88,812	$65,018	36.6%
Direct operating costs	$71,857	$55,327	29.9%
Selling, general and administrative	$6,964	$5,550	25.5%
Depreciation and amortization	$1,730	$1,623	6.6%
Other operating	$200	—	N/A %
Operating income	$8,061	$2,518	220.1%
Total jobs	1,515	1,661	(8.8)%
Average revenue per job	$58.62	$39.14	49.8%
Average direct operating costs per job	$47.43	$33.31	42.4%
Capital expenditures	$2,039	$981	107.8%
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

	Restated (See Note 2)

Corporate and Other	2005	2004	% Change

	(In thousands)
Selling, general and administrative	$11,036	$7,694	43.4%
Bad debt expense	$416	$499	(16.6)%
Depreciation and amortization	$544	$333	63.4%
Gain on sale of assets	$1,253	$1,425	(12.1)%
Embezzled funds expense	$12,193	$13,479	(9.5)%
Other	$3,227	$—	N/A %
Interest income	$2,011	$688	192.3%
Interest expense	$179	$205	(12.7)%
Other income	$39	$313	(87.5)%
Capital expenditures	$5,308	$—	N/A %
      Selling, general and administrative expenses increased primarily as a result of payroll taxes attributable to the exercise of employee stock options, increased professional fees, and additional compensation expense related to the issuance of restricted shares to certain key employees in 2004 and 2005. Other in 2005 includes a charge of $3.2 million to increase reserves related to the financial failure of a worker’s compensation insurance carrier used previously by the Company. Interest income increased as a result of higher cash balances and interest rates in 2005. Embezzled funds expense includes payments made to or for the benefit of Jonathan D. Nelson, our former CFO, for assets and services that were not received by the Company.
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
      We conduct some business in Canadian dollars through our Canadian land-based drilling operations. The exchange rate between Canadian dollars and U.S. dollars has fluctuated during the last several years. If the value of the Canadian dollar against the U.S. dollar weakens, revenues and earnings of our Canadian operations will be reduced when they are translated to U.S. dollars and the value of our Canadian net assets will decline.

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
      As discussed in Note 2 to the consolidated financial statements included within this Quarterly Report on Form 10-K/A for the quarterly period ended September 30, 2005, we have restated our previously issued financial statements.
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
      At the time of the filing of our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005, our CEO and former CFO concluded that our disclosure controls and procedures were effective as of September 30, 2005. Subsequent to that evaluation, our CEO and current CFO concluded that our disclosure controls and procedures were not effective at a reasonable level of assurance, as of September 30, 2005, because of material weaknesses. For a discussion of the material weakness, see Item 9A of our Annual Report on Form 10-K/A for the year ended December 31, 2004. Based upon the substantial work performed during the restatement process, management has concluded that the Company’s unaudited condensed consolidated financial statements for the periods covered by and included in this Quarterly Report on Form 10-Q/A are fairly stated in all material respects.
      Changes in Internal Control Over Financial Reporting — Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rule 13a-15(f). With the participation of our CEO and CFO, our management evaluates any changes in our internal control over financial reporting that occurred during each fiscal quarter which have materially affected, or are reasonably likely to materially affect, such internal control. At the time of the filing of our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005, our management, including our CEO and former CFO, concluded that there were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2005, that have materially affected or were reasonably likely to materially affect our internal control over financial reporting.
      Our CEO and current CFO have subsequently concluded that the material weaknesses described in Item 9A of our Annual Report on Form 10-K/A for the year ended December 31, 2004 existed as of September 30, 2005.
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