Form 10-K
period 2005-12-31
PATTERSON UTI ENERGY INC
filed 2006-03-30
CIK 889900

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

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
(Title of class)
Common Stock, $.01 Par Value
      Indicate by checkmark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑ or No ☐
      Indicate by checkmark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes ☐ or No ☑
      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☑         No ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☑
      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐
      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐         No ☑
      The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2005, the last business day of the registrant’s most recently completed second fiscal quarter, was $4,657,765,918, calculated by reference to the closing price of $27.83 for the common stock on the Nasdaq National Market on that date.
      As of March 29, 2006, the registrant had outstanding 172,653,028 shares of common stock, $.01 par value, its only class of voting common stock.
      Documents incorporated by reference:
      Definitive Proxy Statement for the 2006 Annual Meeting of Stockholders (Part III).

FORWARD LOOKING STATEMENTS
      This Annual Report on Form 10-K (including documents incorporated by reference herein) contains statements with respect to our expectations and beliefs as to future events. These types of statements are “forward-looking” and subject to uncertainties. Readers are cautioned that such forward-looking statements should be read in conjunction with our disclosures under the heading “Risk Factors,” beginning on page 11.
PART I

Item 1.	Business
Available Information
      This Annual Report on Form 10-K, along with our Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, are available free of charge through our Internet website (www.patenergy.com) as soon as reasonably practicable after we electronically file such material with, or furnish it to, the United States Securities and Exchange Commission (“SEC”).
Overview
      Based on publicly available information, we believe we are the second largest owner of land-based drilling rigs in North America. The Company was formed in 1978 and reincorporated in 1993 as a Delaware corporation. Our contract drilling business operates primarily in:

•	Texas,

•	New Mexico,

•	Oklahoma,

•	Louisiana,

•	Mississippi,

•	Colorado,

•	Utah,

•	Wyoming,

•	Montana,

•	North Dakota,

•	South Dakota, and

•	Western Canada (Alberta, British Columbia and Saskatchewan).
      As of December 31, 2005, we had a drilling fleet of 403 drilling rigs. A drilling rig includes the structure, power source and machinery necessary to cause a drill bit to penetrate earth to a depth desired by the customer.
      We provide pressure pumping services to oil and natural gas operators primarily in the Appalachian Basin. These services consist primarily of well stimulation and cementing for completion of new wells and remedial work on existing wells. We provide drilling fluids, completion fluids and related services to oil and natural gas operators in Texas, Southeastern New Mexico, Oklahoma, the Gulf Coast region of Louisiana and the Gulf of Mexico. Drilling and completion fluids are used by oil and natural gas operators during the drilling process to control pressure when drilling oil and natural gas wells. We are also engaged in the development, exploration, acquisition and production of oil and natural gas. Our oil and natural gas operations are focused primarily in producing regions of West and South Texas, Southeastern New Mexico, Utah and Mississippi.

Embezzlement and Restatements
      On November 3, 2005, we announced the resignation of our Chief Financial Officer (“CFO”), Jonathan D. Nelson (“Nelson”). On November 10, 2005, we announced that, based on information received by Company senior management on November 9, 2005, the Audit Committee of our Board of Directors began an investigation into an apparent embezzlement from us by Nelson.
      On December 22, 2005, upon recommendation of Company management and the Audit Committee of our Board of Directors, we announced that based on the results to date of the internal investigation into the facts and circumstances surrounding the embezzlement by Nelson, we would restate previously issued financial statements and amend our previously issued Annual Report on Form 10-K for the year ended December 31, 2004 and Quarterly Reports on Form 10-Q for the periods ended March 31, June 30 and September 30, 2005. These restatements reflect losses incurred as a result of payments made to or for the benefit of Nelson that had been recognized in our accounting records and previously issued financial statements as payments for assets and services that we did not receive. Previously issued financial statements have also been restated for the effects of the correction of other errors that are immaterial both individually and in the aggregate. These other adjustments relate primarily to previously reported property and equipment balances that resulted from our review of our property and equipment records and the underlying physical assets in connection with investigation of the embezzlement. We have restated such financial statements, and on March 17, 2006, we filed our amended Annual Report on Form 10-K/A and on March 27, 2006, we filed our amended Quarterly Reports on Form 10-Q/A with the SEC.
      Most of the embezzled funds result from Nelson causing the wiring of Company funds aggregating approximately $72.3 million, to, or for the benefit of, entities owned and controlled by him. Nelson was originally able to initiate these wire transfers by requesting the wire transfers himself in telephone calls to one of the Company’s banks. After changes to the Company’s internal controls and procedures in 2004, Nelson initiated the wire transfers through instructions to one of his subordinates and by the creation of fraudulent invoices containing forged senior management approvals. This false documentation was created by Nelson to conceal the true nature of these transactions from the Company and its independent registered public accountants.
      Nelson also instructed certain former employees, who worked under his supervision, to alter management reports related to property and equipment expenditures. Nelson also created fictitious property and equipment approval forms with forged signatures.
      The total amount embezzled was approximately $77.5 million in cash, excluding any tax effects, beginning with the year ended December 31, 1998 through November 3, 2005 as follows (in thousands):

From 1998 to December 31, 2004	$58,961
From January 1, 2005 to September 30, 2005(1)	12,193

Total through September 30, 2005	71,154
From October 1, 2005 to November 3, 2005 (net of $1,500 repayment)(1)	6,350

Total embezzlement	$77,504

(1)	The total amount embezzled during 2005 was $18,543,000 and the Company incurred $1,500,000 of professional fees and expenses as a result of the embezzlement. Accordingly, the total embezzled funds and related expenses in 2005 were $20,043,000.
      We promptly advised the SEC when we became aware of the embezzlement. The SEC promptly obtained a freeze order on Nelson’s assets (including assets held by entities controlled by him) and a Receiver was appointed to collect those assets. The United States attorney for the Northern District of Texas obtained an indictment against Nelson and investigation of this matter continues.
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
      The effects of the embezzlement on our financial position follow (in thousands):

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
      In December 2005, two purported derivative actions were filed in Texas state court in Scurry County, Texas, against our directors, alleging that the directors breached their fiduciary duties to us as a result of alleged failure to timely discover the embezzlement. The Board of Directors formed a special litigation committee to review and inquire about these allegations and recommend our response, if any. The lawsuits seek recovery on behalf of and for us and do not seek recovery from us.
      The financial statements and related financial and statistical data contained in this Report have been restated to provide for, net of related tax effects, (1) the effects of losses incurred as a result of the embezzlement and (2) the effects of the correction of other errors that are immaterial both individually and in the aggregate.
Industry Segments
      Our revenues, operating profits and identifiable assets are primarily attributable to four industry segments:

•	contract drilling,

•	pressure pumping services,

•	drilling and completion fluids services, and

•	oil and natural gas development, exploration, acquisition and production.
      With respect to these four segments:

•	the contract drilling segment had operating profits in 2005, 2004 and 2003,

•	the pressure pumping segment had operating profits in 2005, 2004 and 2003,

•	the drilling and completion fluids segment had operating profits in 2005 and 2004 and an operating loss in 2003, and

•	the oil and natural gas segment had operating profits in 2005, 2004 and 2003.
      See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 17 of Notes to Consolidated Financial Statements included as a part of Items 7 and 8, respectively, of this Report for financial information pertaining to these industry segments.
Contract Drilling Operations
      General — We market our contract drilling services to major and independent oil and natural gas operators. As of December 31, 2005, we owned 403 drilling rigs which were based in the following regions:

•	156 in the Permian Basin region (West Texas and Southeastern New Mexico),

•	53 in South Texas,

•	42 in the Ark-La-Tex region and Mississippi,

•	88 in the Mid-Continent region (Oklahoma and North Central Texas),

•	46 in the Rocky Mountain region (Colorado, Utah, Wyoming, Montana, North Dakota and South Dakota), and

•	18 in Western Canada (Alberta, British Columbia and Saskatchewan).
      Our drilling rigs have rated maximum depth capabilities ranging from 4,000 feet to 30,000 feet. Of our drilling rigs, 42 are SCR electric rigs and 361 are mechanical rigs. An electric rig differs from a mechanical rig in that the electric rig converts the diesel power (the sole energy source for a mechanical rig) into electricity to power the rig.
      Drilling rigs are typically equipped with:

•	engines,

•	drawworks or hoists,

•	derricks or masts,

•	pumps to circulate the drilling fluid,

•	blowout preventers,

•	drill string (pipe), and

•	other related equipment.
      Over time, components on a drilling rig are replaced or rebuilt. We spend significant funds each year on an ongoing program to modify and upgrade our drilling rigs to ensure that our drilling equipment is well maintained and competitive. During fiscal years 2005, 2004 and 2003, we spent approximately $329 million, $141 million and $77 million, respectively, on capital improvements to modify and upgrade our drilling rigs.
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
      Drilling Contracts — Most of our drilling contracts are with established customers on a competitive bid or negotiated basis. Typically, the contracts are short-term to drill a single well or a series of wells. Customer demand for drilling contracts with a term of one or more years increased during 2005 due to the scarcity of available drilling rigs in the market place. In response to this demand, we entered into several long-term contracts in 2005, typically with a term of one year. We may continue to enter into long-term contracts when considered beneficial to the Company.
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
Daywork Contracts
      Under daywork contracts, we provide the drilling rig and crew to the customer. The customer supervises the drilling of the well. Our compensation is based on a contracted rate per day during the period the drilling rig is utilized. In the past we generally received a lower rate when the drilling rig was moving, or when drilling operations were interrupted or restricted by conditions beyond our control. Current market conditions have enabled us to receive rates at or near current daywork dayrates in many of these situations. In addition, daywork contracts typically provide separately for mobilization of the drilling rig.
Footage Contracts
      Under footage contracts, we contract to drill a well to a certain depth under specified conditions for a fixed price per foot. The customer provides drilling fluids, casing, cementing and well design expertise. These contracts require us to bear the cost of services and supplies that we provide until the well has been drilled to the agreed depth. If we drill the well in less time than estimated, we have the opportunity to improve our profits over those that would be attainable under a daywork contract. Profits are reduced and losses may be incurred if the well requires more days to drill to the contracted depth than estimated. Footage contracts generally contain greater risks for a drilling contractor than daywork contracts. Under footage contracts, the drilling contractor assumes certain risks associated with loss of the well from fire, blowouts and other risks. Due to current market conditions and improved rates received under daywork contracts, we are entering into fewer footage contracts than we did in the past.
Turnkey Contracts
      Under turnkey contracts, we contract to drill a well to a certain depth under specified conditions for a fixed fee. In a turnkey arrangement, we are required to bear the costs of services, supplies and equipment beyond those typically provided under a footage contract. In addition to the drilling rig and crew, we are required to provide the drilling and completion fluids, casing, cementing, and the technical well design and engineering services during the drilling process. We also assume certain risks associated with drilling the well such as fires, blowouts, cratering of the well bore and other such risks. Compensation occurs only when the agreed scope of the work has been completed which requires us to make larger up-front working capital commitments prior to receiving payments under a turnkey drilling contract. Under a turnkey contract, we have the opportunity to improve our profits if the drilling process goes as expected and there are no complications or time delays. However, given the increased exposure we have under a turnkey contract, profits can be significantly reduced and losses incurred if complications or delays occur during the drilling process. Turnkey contracts generally involve the highest degree of risk among the three different types of drilling contracts: daywork, footage and turnkey. Due to current market conditions and improved rates received under daywork contracts, we are entering into fewer turnkey contracts than we did in the past.

      Revenues by Contract Type — Information regarding our contract drilling activity for the last three years follows:

	Years Ended December 31,

Type of Revenues	2005	2004	2003

Daywork	98%	88%	83%
Footage	1	6	7
Turnkey	1	6	10
      Contract Drilling Activity — Information regarding our contract drilling activity for the last three years follows:

	Years Ended December 31,

	2005	2004	2003

Average rigs owned	397	359	336
Average rigs operating(1)	276	211	188
Average rig utilization rate	69%	59%	56%
Number of rigs operated	307	259	226
Number of wells drilled	4,594	3,534	3,017

(1)	A rig is operating when it is drilling, being moved, assembled, dismantled or otherwise earning revenue under contract.
      Drilling Rigs and Related Equipment — Certain drilling rig information as of December 31, 2005 follows:

Depth Rating (Ft.)	Mechanical	Electric	Total

4,000 to 9,999	79	—	79
10,000 to 11,999	76	2	78
12,000 to 14,999	139	8	147
15,000 to 30,000	67	32	99

Totals	361	42	403

      At December 31, 2005, we owned 390 trucks and 467 trailers used to rig down, transport and rig up our drilling rigs. This reduces our dependency upon third parties for these services and enhances the efficiency of our contract drilling operations particularly in periods of high drilling rig utilization.
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
      Equipment — Our pressure pumping equipment at December 31, 2005 follows:

•	30 cement pumper trucks,

•	33 fracturing pumper trucks,

•	30 nitrogen pumper trucks,

•	17 blender trucks,

•	10 bulk acid trucks,

•	37 bulk cement trucks,

•	10 bulk nitrogen trucks,

•	42 bulk sand trucks,

•	15 connection trucks, and

•	2 acid pumper trucks.
Drilling and Completion Fluids Operations
      General — We provide drilling fluids, completion fluids and related services to oil and natural gas operators offshore in the Gulf of Mexico and on land in Texas, Southeastern New Mexico, Oklahoma and the Gulf Coast region of Louisiana. We serve our offshore customers through six stockpoint facilities located along the Gulf of Mexico in Texas and Louisiana and our land-based customers through eleven stockpoint facilities in Texas, Louisiana, Oklahoma and New Mexico.
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
      Raw Materials — Our drilling and completion fluids operations depend on the availability of the following raw materials:

Drilling
barite and bentonite
Completion
calcium chloride, calcium bromide and zinc bromide
      We obtain these raw materials through purchases made on the spot market and supply contracts with producers of these raw materials.
      Barite Grinding Facility — We own and operate a barite grinding facility with two barite grinding mills in Houma, Louisiana. This facility allows us to grind raw barite into the powder additive used in drilling fluids.
      Other Equipment — We own 24 trucks and 79 trailers and lease another 24 trucks which are used to transport drilling and completion fluids and related equipment.
Oil and Natural Gas Operations
      General — We are engaged in the development, exploration, acquisition and production of oil and natural gas. Our oil and natural gas business operates primarily in producing regions of West and South Texas, Southeastern New Mexico, Utah and Mississippi. We significantly expanded our oil and natural gas operations in 2004 through our acquisition of TMBR/ Sharp Drilling, Inc. (“TMBR”). The oil and natural gas assets acquired in the acquisition of TMBR included both proved reserves and undeveloped properties.

Customers
      The customers of each of our four business segments are oil and natural gas operators or purchasers of these commodities. Our customer base includes both major and independent oil and natural gas operators. During 2005, no single customer accounted for 10% or more of our consolidated operating revenues.
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

Employees
      We employed approximately 8,600 full-time persons (450 office personnel and 8,150 field personnel) at December 31, 2005. The number of field employees fluctuates depending on the current and expected demand for our services. We consider our employee relations to be satisfactory. None of our employees are represented by a union.
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
Incorporation by Reference
      The various factors disclosed under the caption “Risk Factors,” beginning on page 11 of this Report, are incorporated by this reference into Items 1 and 2 of this Report. Readers of this Report should review those factors in conjunction with their review of this Report.

Item 1A.	Risk Factors.
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
      All of these factors are beyond our control. Natural gas prices fell from an average of $6.23 per Mcf in the first quarter of 2001 to an average of $2.51 per Mcf for the same period in 2002. During this same period, the average number of our rigs operating dropped by approximately 50%. The average market price of natural gas improved from $3.36 in 2002 to $8.98 in 2005 resulting in an increase in demand for our drilling services. Our average number of rigs operating increased from 126 in 2002 to 276 in 2005. We expect oil and natural gas prices to continue to be volatile and to affect our financial condition and operations and ability to access sources of capital. A significant decrease in expected market prices for natural gas could result in a material decrease in demand for drilling rigs and reduction in our operating results.

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

The Various Business Segments in Which We Operate Are Highly Competitive with Excess Capacity which may Adversely Affect Our Operating Results.
      Our land drilling and pressure pumping businesses are highly competitive. While not the conditions at present, often times, available land drilling rigs and pressure pumping equipment exceed the demand for such equipment. This excess capacity has resulted in substantial competition for drilling and pressure pumping contracts. The fact that drilling rigs and pressure pumping equipment are mobile and can be moved from one market to another in response to market conditions heightens the competition in the industry.
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

Item 1B.	Unresolved Staff Comments.
      None.

Item 2.	Properties
      Our corporate headquarters are located in Snyder, Texas. We also have a number of offices, yards and stockpoint facilities located in our various operating areas.
      Our corporate headquarters are located at 4510 Lamesa Highway, Snyder, Texas, and our telephone number at that address is (325) 574-6300. There are a number of improvements at our headquarters, including:

•	office buildings with approximately 37,000 square feet of office space and storage,

•	a shop facility with approximately 7,000 square feet used for drilling equipment repairs and metal fabrication,

•	a truck shop facility with approximately 10,000 square feet used to maintain, overhaul and repair our truck fleet,

•	a truck fabrication and rigup shop with approximately 3,000 square feet used to prepare new trucks for service,

•	an engine shop facility with approximately 20,000 square feet used to overhaul and repair the engines that power our drilling rigs, and

•	an open-ended metal storage facility with approximately 10,000 square feet.
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

•	Pennsylvania,

•	Ohio,

•	West Virginia,

•	Kentucky,

•	Tennessee, and

•	Wyoming.

      Drilling and Completion Fluids — Our drilling and completion fluids services are supported by several administrative offices and stockpoint facilities located throughout our areas of operations including:

•	Texas,

•	Louisiana,

•	New Mexico, and

•	Oklahoma.
      Oil and Natural Gas — Our oil and natural gas operations are supported by administrative and field offices in Texas.
      We own our headquarters in Snyder, Texas, as well as several of our other facilities. We also lease a number of facilities and we do not believe that any one of the leased facilities is individually material to our operations. We believe that our existing facilities are suitable and adequate to meet our needs.

Item 3.	Legal Proceedings.
      In December 2005, two purported derivative actions were filed in Texas state court in Scurry County, Texas, against our directors, alleging that the directors breached their fiduciary duties to us as a result of alleged failure to timely discover the embezzlement by Nelson, and against our principal accounting firm, PricewaterhouseCoopers LLP, alleging that such firm committed negligence and malpractice as a result of alleged failure to timely discover the embezzlement. The Board of Directors formed a special litigation committee to review and inquire about these allegations and recommend our response, if any. Further legal proceedings in these suits have been stayed pending completion of the work of the special litigation committee. The lawsuits seek recovery on behalf of and for us and do not seek recovery from us.
      We are party to various other legal proceedings arising in the normal course of our business. We do not believe that the outcome of these proceedings, either individually or in the aggregate, will have a material adverse effect on our financial condition.

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
      Our common stock, par value $0.01 per share, is publicly traded on the Nasdaq National Market and is quoted under the symbol “PTEN.” Our common stock is included in the S&P MidCap 400 Index and several other market indexes. The following table provides high and low sales prices of our common shares for the periods indicated, adjusted to reflect the two-for-one stock split on June 30, 2004:

	High	Low

2005:
First quarter	$26.66	$17.15
Second quarter	29.33	22.38
Third quarter	36.79	27.79
Fourth quarter	36.73	28.45
2004:
First quarter	$19.20	$15.75
Second quarter	19.56	14.52
Third quarter	19.88	15.69
Fourth quarter	20.45	17.85

(b)	Holders
      As of March 10, 2006, there were approximately 2,174 holders of record and approximately 92,452 beneficial holders of our common shares.

(c)	Dividends and Buyback Program
      On April 28, 2004, our Board of Directors approved the initiation of a quarterly cash dividend of $0.02 on each share of our common stock which was paid on June 2, 2004. Quarterly cash dividends in the amount of $0.02 per share were also paid on September 1, 2004 and December 1, 2004. Total cash dividends paid in 2004 were approximately $10 million. In February 2005, our Board of Directors approved an increase in the quarterly cash dividend on our common stock to $0.04 per share from $0.02 per share. Quarterly cash dividends in the amount of $0.04 per share were paid on March 4, 2005, June 1, 2005, September 1, 2005 and December 1, 2005. Total cash dividends in 2005 were approximately $27.3 million. The next quarterly cash dividend is to be paid to holders of record on March 15, 2006 and paid on March 30, 2006. The amount and timing of all future dividend payments is subject to the discretion of the Board of Directors and will depend upon business conditions, results of operations, financial conditions, terms of our credit facilities and other factors.
      On April 28, 2004, our Board of Directors authorized a two-for-one stock split in the form of a stock dividend which was distributed on June 30, 2004.

      The table below sets forth the information with respect to purchases of our common stock made by or on our behalf during the quarter ended December 31, 2005.

			Total number	Maximum number
			of shares (or	(or approximate dollar
			units) purchased	value) of shares
	Total number		as part of publicly	(or units) that may
	of shares	Average price	announced plans	yet be purchased under
Period covered	purchased(1)	paid per share	or programs(2)	the plans or programs(2)

October 1–31, 2005	—	$—	—	$28,518,216
November 1–30, 2005	355,000	$34.23	355,000	$16,364,873
December 1–31, 2005	—	$—	—	$16,364,873

Total	355,000	$34.23	355,000	$16,364,873

(1)	All of the reported shares were purchased in open-market transactions.

(2)	On June 7, 2004, our Board of Directors authorized a stock buyback program for the purchase of up to $30 million of our outstanding common stock, which repurchases may be made from time to time as, in the opinion of management, market conditions warrant, in the open market or in privately negotiated transactions. On March 27, 2006, our Board of Directors increased the stock buyback program to allow the future purchases of up to $200 million of our outstanding common stock.

(d)	Securities Authorized for Issuance Under Equity Compensation Plans
      Equity compensation to our employees, officers and directors as of December 31, 2005 follows:

Equity Compensation Plan Information

Number of
	Number of		Securities
	Securities to	Weighted-	Remaining Available
	be Issued upon	Average Exercise	for Future Issuance
	Exercise of	Price of	under Equity
	Outstanding	Outstanding	Compensation Plans
	Options,	Options,	(Excluding
	Warrants and	Warrants and	Securities Reflected
Plan Category	Rights	Rights	in Column(a))

	(a)	(b)	(c)
Equity compensation plans approved by security holders	5,449,739	$15.11	5,464,217	(1)
Equity compensation plans not approved by security holders(2)	888,304	$9.87	—

Total	6,338,043	$14.37	5,464,217

(1)	The Patterson-UTI Energy, Inc. 2005 Long-Term Incentive Plan (the “2005 Plan”) provides for awards of incentive stock options, non-incentive stock options, tandem and freestanding stock appreciation rights, restricted stock awards, other stock unit awards, performance share awards, performance unit awards and dividend equivalents to key employees, officers and directors, which are subject to certain vesting and forfeiture provisions. All options are granted with an exercise price equal to or greater than the fair market value of the common stock at the time of grant. The vesting schedule and term are set by the Compensation Committee of the Board of Directors. All securities remaining available for future issuance under equity compensation plans approved by security holders in column (c) are available under this plan.

(2)	The Amended and Restated Patterson-UTI Energy, Inc. 2001 Long-Term Incentive Plan (the “2001 Plan”) was approved by the Board of Directors in July 2001. In connection with the approval of the 2005 Plan, the Board of Directors approved a resolution that no further options, restricted stock or other awards would be granted under any equity compensation plan, other than the 2005 Plan. The terms of the 2001 Plan provided for grants of stock options, stock appreciation rights, shares of restricted stock and performance awards to eligible employees other than officers and directors. No Incentive Stock Options could be awarded under the Plan. All options were granted with an exercise price equal to or greater than the fair market value of the common stock at the time of grant. The vesting schedule and term were set by the Compensation Committee of the Board of Directors.

Item 6.	Selected Financial Data.
      Our selected consolidated financial data as of December 31, 2005, 2004, 2003, 2002 and 2001, and for each of the five years then ended should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and related Notes thereto, included as Items 7 and 8, respectively, of this Report. The historical financial data presented below was previously reported as restated to provide for (i) the retroactive effect of the merger with UTI Energy Corp., on May 8, 2001 accounted for as a pooling of interest; (ii) the retroactive application of the equity method of accounting for our investment in TMBR and (iii) a two-for-one stock split that occurred in 2004. The current and historical financial data presented below has been further restated to provide for, net of related tax effects, (i) the effects of losses incurred as a result of the embezzlement and (ii) the effects of the correction of other errors that are immaterial both individually and in the aggregate. See additional information about the embezzlement and restatement in footnote (1) to the restated selected financial data below. Certain reclassifications have been made to the historical financial data to conform with the 2004 presentation.

	Years Ended December 31,

		Restated (See Note 2)

	2005	2004	2003	2002	2001

	(In thousands)
Income Statement Data:
Operating revenues:
Contract drilling	$1,485,684	$809,691	$639,694	$410,295	$839,931
Pressure pumping	93,144	66,654	46,083	32,996	39,600
Drilling and completion fluids	122,011	90,557	69,230	69,943	94,456
Oil and natural gas	39,616	33,867	21,163	14,723	15,988

Total	1,740,455	1,000,769	776,170	527,957	989,975

Operating costs and expenses:
Contract drilling	776,313	556,869	475,224	318,201	487,343
Pressure pumping	54,956	37,561	26,184	19,802	21,146
Drilling and completion fluids	98,530	76,503	61,424	60,762	80,034
Oil and natural gas	9,566	7,978	4,808	3,956	5,190
Depreciation, depletion, amortization and impairment	156,393	122,800	100,834	92,778	86,035
Selling, general and administrative	39,110	31,983	27,685	26,116	28,462
Bad debt expense	1,231	897	259	320	2,045
Merger costs	—	—	—	—	5,943
Restructuring and other charges	—	—	—	—	7,202
Embezzled funds and related expenses	20,043	19,122	17,849	8,574	7,674
Other (including gain or loss on sale of assets)	3,017	(1,411)	(4,379)	4,340	(820)

Total	1,159,159	852,302	709,888	534,849	730,254

Operating income (loss)	581,296	148,467	66,282	(6,892)	259,721
Other income (expense)	3,463	680	2,694	803	(677)

Income (loss) before income taxes and cumulative effect of change in accounting principle	584,759	149,147	68,976	(6,089)	259,044
Income tax expense (benefit)	212,019	54,801	25,320	(1,949)	99,472

Income (loss) before cumulative effect of change in accounting principle	372,740	94,346	43,656	(4,140)	159,572
Cumulative effect of change in accounting principle, net of related income tax benefit of approximately $287	—	—	(469)	—	—

Net income (loss)	$372,740	$94,346	$43,187	$(4,140)	$159,572

	Years Ended December 31,

		Restated (See Note 2)

	2005	2004	2003	2002	2001

	(In thousands, except per share amounts)
Net income (loss) per common share:
Basic:
Income (loss) before cumulative effect of change in accounting principle	$2.19	$0.57	$0.27	$(0.03)	$1.04

Cumulative effect of change in accounting principle	$—	$—	$—	$—	$—

Net income (loss)	$2.19	$0.57	$0.27	$(0.03)	$1.04

Diluted:
Income (loss) before cumulative effect of change in accounting principle	$2.15	$0.56	$0.27	$(0.03)	$1.01

Cumulative effect of change in accounting principle	$—	$—	$—	$—	$—

Net income (loss)	$2.15	$0.56	$0.26	$(0.03)	$1.01

Cash dividends per common share	$0.16	$0.06	$—	$—	$—

Weighted average number of common shares outstanding:
Basic	170,426	166,258	161,272	157,410	152,814

Diluted	173,767	169,211	164,572	157,410	158,394

Balance Sheet Data:
Total assets	$1,795,781	$1,256,785	$1,039,521	$919,374	$856,855
Stockholders’ equity	1,367,011	961,501	789,814	724,248	680,341
Working capital	382,448	235,480	198,399	166,885	109,566

(1)	On November 3, 2005, we announced the resignation of our CFO, Jonathan D. Nelson. On November 10, 2005, we announced that, based on information received by Company senior management on November 9, 2005, the Audit Committee of our Board of Directors began an investigation into an apparent embezzlement from us by Nelson.

On December 22, 2005, upon recommendation of Company management and the Audit Committee of our Board of Directors, we announced that based on the results to date of the internal investigation into the facts and circumstances surrounding the embezzlement by Nelson, we would restate previously issued financial statements and amend our previously issued Annual Report on Form 10-K for the year ended December 31, 2004 and Quarterly Reports on Form 10-Q for the periods ended March 31, June 30 and September 30, 2005. These restatements reflect losses incurred as a result of payments made to or for the benefit of Nelson that had been recognized in our accounting records and previously issued financial statements as payments for assets and services that we did not receive. Previously issued financial statements have also been restated for the effects of the correction of other errors that are immaterial both individually and in the aggregate. These other adjustments relate primarily to previously reported property and equipment balances that resulted from our review of our property and equipment records and the underlying physical assets in connection with investigation of the embezzlement. We have restated such financial statements, and on March 17, 2006, we filed our amended Annual Report on Form 10-K/A and on March 27, 2006, we filed our amended Quarterly Reports on Form 10-Q/A with the SEC.

Most of the embezzled funds result from Nelson causing the wiring of Company funds aggregating approximately $72.3 million, to, or for the benefit of, entities owned and controlled by him. Nelson was originally able to initiate these wire transfers by requesting the wire transfers himself in telephone calls to one of the Company’s banks. After changes to the Company’s internal controls and procedures in 2004, Nelson initiated the wire transfers through instructions to one of his subordinates and by the creation of fraudulent invoices containing forged senior management approvals. This false documentation was created by Nelson to conceal the true nature of these transactions from the Company and its independent registered public accountants.
Nelson also instructed certain former employees, who worked under his supervision, to alter management reports related to property and equipment expenditures. Nelson also created fictitious property and equipment approval forms with forged signatures.

The total amount embezzled was approximately $77.5 million in cash, excluding any tax effects, beginning with the year ended December 31, 1998 through November 3, 2005 as follows (in thousands):

From 1998 to December 31, 2004	$58,961
From January 1, 2005 to September 30, 2005(1)	12,193

Total through September 30, 2005	71,154
From October 1, 2005 to November 3, 2005 (net of $1,500 repayment)(1)	6,350

Total embezzlement	$77,504

(1)	The total amount embezzled during 2005 was $18,543,000 and the Company incurred $1,500,000 of professional fees and expenses as a result of the embezzlement. Accordingly, the total embezzled funds and related expenses in 2005 were $20,043,000.

The effects of the restatement due to the embezzlement and other adjustments on operating income as previously reported for 2004 and prior years follow:

	Years Ended December 31,

	2004	2003	2002	2001

	(In thousands)
Operating income (loss):
As previously reported	$171,214	$87,190	$3,398	$267,172
Adjustment for effects of embezzlement	(18,637)	(17,375)	(8,249)	(7,461)
Other adjustments	(4,110)	(3,533)	(2,041)	10

As restated	$148,467	$66,282	$(6,892)	$259,721

The effects of the restatement due to the embezzlement and other adjustments on net income as previously reported for 2004 and prior years follow:

	Years Ended December 31,

	2004	2003	2002	2001

	(In thousands, except per share data)
Net income (loss):
As previously reported	$108,733	$56,419	$2,374	$164,162

Adjustments:
Embezzled funds expense	(19,122)	(17,849)	(8,574)	(7,674)
Embezzlement amounts previously expensed as depreciation and selling, general and administrative	485	474	325	213

Embezzlement expense, net of amounts previously expensed	(18,637)	(17,375)	(8,249)	(7,461)
Other adjustments	(4,110)	(3,533)	(2,041)	10
Tax benefits	8,360	7,676	3,776	2,861

Net adjustment	(14,387)	(13,232)	(6,514)	(4,590)

Net income (loss) as restated	$94,346	$43,187	$(4,140)	$159,572

Net income (loss) per common share:
Basic:
As previously reported	$0.65	$0.35	$0.02	$1.07
Adjustment for effects of embezzlement	$(0.07)	$(0.07)	$(0.03)	$(0.03)
Other adjustments	$(0.02)	$(0.01)	$(0.01)	$—
As restated	$0.57	$0.27	$(0.03)	$1.04
Diluted:
As previously reported	$0.64	$0.34	$0.01	$1.04
Adjustment for effects of embezzlement	$(0.07)	$(0.07)	$(0.03)	$(0.03)
Other adjustments	$(0.02)	$(0.01)	$(0.01)	$—
As restated	$0.56	$0.26	$(0.03)	$1.01

The effects of the restatement due to the embezzlement and other adjustments on selected balance sheet data as previously reported for 2004 and prior years follow:

	December 31,

	2004	2003	2002	2001

	(In thousands)
Total assets:
As previously reported	$1,322,911	$1,084,114	$942,823	$869,642
Adjustment for effects of embezzlement:
Property and equipment and other	(56,133)	(37,496)	(20,121)	(11,872)
Income taxes receivable	—	(1,044)	(807)	(531)

	(56,133)	(38,540)	(20,928)	(12,403)
Other adjustments:
Property and equipment and other	(9,993)	(5,883)	(2,350)	(309)
Income taxes receivable	—	(170)	(171)	(75)

	(9,993)	(6,053)	(2,521)	(384)
As restated	$1,256,785	$1,039,521	$919,374	$856,855

Stockholders’ equity:
As previously reported	$1,007,539	$819,749	$737,731	$687,142
Adjustment for effects of embezzlement	(35,285)	(23,496)	(12,499)	(7,373)
Other adjustments	(10,753)	(6,439)	(984)	572

As restated	$961,501	$789,814	$724,248	$680,341

Working capital:
As previously reported	$236,957	$199,613	$167,863	$110,172
Adjustment for effects of embezzlement	(1,311)	(1,044)	(807)	(531)
Other adjustments	(166)	(170)	(171)	(75)

As restated	$235,480	$198,399	$166,885	$109,566

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
      This Item 7 contains forward-looking statements, which are made pursuant to the “Safe Harbor” provisions of the Private Securities Litigation Reform Act of 1995.
      The financial statements and related financial information for 2004 and all prior years presented herein have been amended and restated on our Annual Report on Form 10-K/ A for the year ended December 31, 2004, filed on March 17, 2006. The determination to restate these financial statements and other information was made as a result of management’s identification of an embezzlement. Further information on the restatement can be found in Note 2 to Consolidated Financial Statements included as a part of Item 8 of this Annual Report on Form 10-K.
      Management Overview — We are a leading provider of contract services to the North American oil and natural gas industry. Our services primarily involve the drilling, on a contract basis, of land-based oil and natural gas wells and to a lesser extent, we provide pressure pumping services and drilling and completion fluid services. In addition to the aforementioned contract services, we also engage in the development, exploration, acquisition and production of oil and natural gas. For the three years ended December 31, 2005, our operating revenues consisted of the following (dollars in thousands):

	2005		2004		2003

Contract drilling	$1,485,684	86%	$809,691	81%	$639,694	82%
Pressure pumping	93,144	5	66,654	7	46,083	6
Drilling and completion fluids	122,011	7	90,557	9	69,230	9
Oil and natural gas	39,616	2	33,867	3	21,163	3

	$1,740,455	100%	$1,000,769	100%	$776,170	100%

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
      We have been a leading consolidator of the land-based contract drilling industry over the past several years increasing our drilling fleet to 403 rigs as of December 31, 2005. Based on publicly available information, we believe we are the second largest owner of land-based drilling rigs in North America. Our most significant transaction occurred in May 2001 when we merged with UTI Energy Corp. in a merger of equals which basically doubled our drilling fleet and added the pressure pumping services business. Growth by acquisition has been a corporate strategy intended to expand both revenues and profits.
      The profitability of our business is most readily assessed by two primary indicators: our average number of rigs operating and our average revenue per operating day. During 2005, our average number of rigs operating increased to 276 from 211 in 2004 and our average revenue per operating day increased to $14,770 from $10,470 in 2004. Primarily due to these improvements, we experienced an increase of approximately $278 million, or 295%, in consolidated net income in 2005.
      Our revenues, profitability and cash flows are highly dependent upon the market prices of oil and natural gas. During periods of improved commodity prices, the capital spending budgets of oil and natural gas operators tend to expand, which results in increased demand for our contract services. Conversely, in periods of time when these commodity prices deteriorate, the demand for our contract services generally weakens and we experience downward pressure on pricing for our services. In addition, our operations are highly impacted by competition, the availability of excess equipment, labor issues and various other factors which are more fully described as risk factors contained in Item 1A of this Report.

      Management believes that the liquidity of our balance sheet as of December 31, 2005, which includes approximately $382 million in working capital (including $136 million in cash), no long term debt and $144 million available under a $200 million line of credit (availability of $56 million is reserved for outstanding letters of credit) provides us with the ability to pursue acquisition opportunities, expand into new regions, make improvements to our assets and survive downturns in our industry.
      Embezzlement and Restatements — On November 3, 2005, we announced the resignation of our CFO, Jonathan D. Nelson. On November 10, 2005, we announced that, based on information received by Company senior management on November 9, 2005, the Audit Committee of our Board of Directors began an investigation into an apparent embezzlement from us by Nelson.
      On December 22, 2005, upon recommendation of Company management and the Audit Committee of our Board of Directors, we announced that based on the results to date of the internal investigation into the facts and circumstances surrounding the embezzlement by Nelson, we would restate previously issued financial statements and amend our previously issued Annual Report on Form 10-K for the year ended December 31, 2004 and Quarterly Reports on Form 10-Q for the periods ended March 31, June 30 and September 30, 2005. These restatements reflect losses incurred as a result of payments made to or for the benefit of Nelson that had been recognized in our accounting records and previously issued financial statements as payments for assets and services that we did not receive. Previously issued financial statements have also been restated for the effects of the correction of other errors that are immaterial both individually and in the aggregate. These other adjustments relate primarily to previously reported property and equipment balances that resulted from our review of our property and equipment records and the underlying physical assets in connection with investigation of the embezzlement. We have restated such financial statements, and on March 17, 2006, we filed our amended Annual Report on Form 10-K/A and on March 27, 2006, we filed our amended Quarterly Reports on Form 10-Q/A with the SEC.
      Most of the embezzled funds result from Nelson causing the wiring of Company funds aggregating approximately $72.3 million, to, or for the benefit of, entities owned and controlled by him. Nelson was originally able to initiate these wire transfers by requesting the wire transfers himself in telephone calls to one of the Company’s banks. After changes to the Company’s internal controls and procedures in 2004, Nelson initiated the wire transfers through instructions to one of his subordinates and by the creation of fraudulent invoices containing forged senior management approvals. This false documentation was created by Nelson to conceal the true nature of these transactions from the Company and its independent registered public accountants.
      Nelson also instructed certain former employees, who worked under his supervision, to alter management reports related to property and equipment expenditures. Nelson also created fictitious property and equipment approval forms with forged signatures.
      The total amount embezzled was approximately $77.5 million in cash, excluding any tax effects, beginning with the year ended December 31, 1998 through November 3, 2005 as follows (in thousands):

From 1998 to December 31, 2004	$58,961
From January 1, 2005 to September 30, 2005(1)	12,193

Total through September 30, 2005	71,154
From October 1, 2005 to November 3, 2005 (net of $1,500 repayment)(1)	6,350

Total embezzlement	$77,504

(1)	The total amount embezzled during 2005 was $18,543,000 and the Company incurred $1,500,000 of professional fees and expenses as a result of the embezzlement. Accordingly, the total embezzled funds and related expenses in 2005 were $20,043,000.
      Commitments and Contingencies — We maintain letters of credit in the aggregate amount of approximately $56 million for the benefit of various insurance companies as collateral for retrospective premiums and retained losses which could become payable under the terms of the underlying insurance contracts. These letters of credit expire at various times during each calendar year. No amounts have been drawn under the letters of credit.
      We have signed non-cancelable commitments to purchase $118 million of equipment to be received throughout 2006.
      Net income for the years ended December 31, 2005, 2004 and 2003 include embezzled funds and related expenses of $20.0 million, $19.1 million and $17.8 million, respectively. On November 16, 2005, the SEC obtained a freeze order on Nelson’s assets (including assets held by entities controlled by him) and a Receiver was appointed to collect those assets. The Company understands that the Receiver will ultimately liquidate the assets and propose a plan to distribute the proceeds. While the Company believes it has a claim for at least the full amount embezzled, other creditors have or may assert claims on the assets held by the Receiver. As a result, recovery by the Company from the Receiver is uncertain as to timing and amount, if any. Recoveries, if any, will be recognized when they are considered collectable. Net income for the year ended December 31, 2002, includes a charge of $4.7 million related to the financial failure in 2002 of a workers’ compensation insurance carrier that had provided coverage for us in prior years. Net income for the year ended December 31, 2005, includes a charge of $4.2 million to increase this reserve.
      In December 2005, two purported derivative actions were filed in Texas state court in Scurry County, Texas, against our directors, alleging that the directors breached their fiduciary duties to us as a result of alleged failure to timely discover the embezzlement. The Board of Directors formed a special litigation committee to review and inquire about these allegations and recommend our response, if any. Further legal proceedings in these suits have been stayed pending completion of the work of the special litigation committee. The lawsuits seek recovery on behalf of and for us and do not seek recovery from us.
      Trading and investing — We have not engaged in trading activities that include high-risk securities, such as derivatives and non-exchange traded contracts. We invest cash primarily in highly liquid, short-term investments such as overnight deposits, money markets and highly rated municipal and commercial bonds.
      Description of business — We conduct our contract drilling operations in Texas, New Mexico, Oklahoma, Louisiana, Mississippi, Colorado, Utah, Wyoming, Montana, North Dakota, South Dakota and Western Canada. As of December 31, 2005, we owned 403 drilling rigs. We provide pressure pumping services to oil and natural gas operators primarily in the Appalachian Basin. These services consist primarily of well stimulation and cementing for completion of new wells and remedial work on existing wells. We provide drilling fluids, completion fluids and related services to oil and natural gas operators in Texas, Southeastern New Mexico, Oklahoma, the Gulf Coast region of Louisiana and the Gulf of Mexico. Drilling and completion fluids are used by oil and natural gas operators during the drilling process to control pressure when drilling oil and natural gas wells. We are also engaged in the development, exploration, acquisition and production of oil and natural gas. Our oil and natural gas operations are focused primarily in producing regions in West and South Texas, Southeastern New Mexico, Utah and Mississippi.
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
      Property and equipment — Property and equipment, including betterments which extend the useful life of the asset, are stated at cost. Maintenance and repairs are charged to expense when incurred. We provide for the depreciation of our property and equipment using the straight-line method over the estimated useful lives. Our method of depreciation does not change when equipment becomes idle; we continue to depreciate idled equipment on a straight-line basis. No provision for salvage value is considered in determining depreciation of our property and equipment. We review our assets for impairment when events or changes in circumstances indicate that the carrying values of certain assets either exceed their respective fair values or may not be recovered over their estimated remaining useful lives. The cyclical nature of our industry has resulted in fluctuations in rig utilization over periods of time. Management believes that the contract drilling industry will continue to be cyclical and rig utilization will fluctuate. Based on management’s expectations of future trends, we estimate future cash flows in our assessment of impairment assuming the following four-year industry cycle: one year projected with low utilization, one year projected as a recovery period with improving utilization and the remaining two years projecting higher utilization. Provisions for asset impairment are charged to income when estimated future cash flows, on an undiscounted basis, are less than the asset’s net book value. Impairment charges are recorded based on discounted cash flows. There were no impairment charges to property and equipment during the years 2005, 2004 or 2003.
      Oil and natural gas properties — Oil and natural gas properties are accounted for using the successful efforts method of accounting. Under the successful efforts method of accounting, exploration costs which result in the discovery of oil and natural gas reserves and all development costs are capitalized to the appropriate well. Exploration costs which do not result in discovering oil and natural gas reserves are charged to expense when such determination is made. In accordance with Statement of Financial Accounting Standards No. 19, “Financial Accounting and Reporting by Oil and Gas Producing Companies,” (“SFAS No. 19”) costs of exploratory wells are initially capitalized to wells in progress until the outcome of the drilling is known. We review wells in progress quarterly to determine the related reserve classification. If the reserve classification is uncertain after one year following the completion of drilling, we consider the costs of the well to be impaired and recognize the costs as expense. Geological and geophysical costs, including seismic costs and costs to carry and retain undeveloped properties, are charged to expense when incurred. The capitalized costs of both developmental and successful exploratory type wells, consisting of lease and well equipment, lease acquisition costs and intangible development costs, are depreciated, depleted and amortized on the units-of-production method, based on engineering estimates of proved oil and natural gas reserves of each respective field. We review our proved oil and natural gas properties for impairment when an event occurs such as downward revisions in reserve estimates or decreases in oil and natural gas prices. Proved properties are grouped by field and undiscounted cash flow estimates are provided by an independent petroleum engineer. If the net book value of a field exceeds its undiscounted cash flow estimate, impairment expense is measured and recognized as the difference between its net book value and discounted cash flow. Unproved oil and natural gas properties are reviewed quarterly to determine impairment. Our intent to drill, lease expiration and abandonment of area are considered. Assessment of impairment is made on a lease-by-lease basis. If an unproved property is determined to be impaired, then costs related to that property are expensed. Impairment expense of approximately $4.4 million, $3.2 million and $1.4 million for the years ended December 31, 2005, 2004 and 2003, respectively, is included in depreciation, depletion and impairment in the accompanying financial statements.
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
      Key estimates used by management include:

•	allowance for doubtful accounts,

•	total expenses to be incurred on footage and turnkey drilling contracts,

•	depreciation and depletion,

•	asset impairment,

•	reserves for self-insured levels of insurance coverages, and

•	fair values of assets and liabilities assumed in acquisitions.
      For additional information on our accounting policies, see Note 1 of Notes to Consolidated Financial Statements included as a part of Item 8 of this Report.
Related Party Transactions
      We operate certain oil and natural gas properties in which certain of our affiliated persons have participated, either individually or through entities they control, in the prospects or properties in which we have an interest. These participations, which have been on a working interest basis, have been in prospects or properties we originated or acquired. At December 31, 2005, affiliated persons were working interest owners in 254 of 305 total wells we operated. We make sales of working interests to reduce our economic risk in the properties. Generally, it is more efficient for us to sell the working interests to these affiliated persons than to market them to unrelated third parties. Sales of working interests were made at cost, including our costs of acquiring and preparing the working interests for sale. These costs were paid by the working interest owners on a pro rata basis based upon their working interest ownership percentage. The price at which working interests were sold to affiliated persons was the same price at which working interests were sold to unaffiliated persons.
      Production revenues and joint interest costs of each of the affiliated persons during 2005 for all wells operated by us in which the affiliated persons have working interests are presented in the table below. These amounts do not necessarily represent their profits or losses from these interests because the joint interest costs do not include the parties’ related drilling and leasehold acquisition costs incurred prior to January 1, 2005. These activities resulted in a payable to the affiliated persons of approximately $1.5 million and $1.2 million and a receivable from the affiliated persons of approximately $1.2 million and $856,000 at December 31, 2005 and 2004, respectively.

	Year Ended
	December 31, 2005

		Joint
	Production	Interest
Name	Revenues(1)	Costs(2)

Cloyce A. Talbott	$195,491	$49,668
Anita Talbott(3)	88,824	21,389
Jana Talbott, Executrix to the Estate of Steve Talbott(3)	19,373	2,871
Stan Talbott(3)	7,639	3,163
John Evan Talbott Trust(3)	3,725	987
Lisa Beck and Stacy Talbott(3)	1,158,657	492,839
SSI Oil & Gas, Inc.(4)	210,825	97,152
IDC Enterprises, Ltd.(5)	13,432,098	8,460,393

Subtotal	15,116,632	9,128,462

A. Glenn Patterson	122,348	29,075
Robert Patterson(6)	7,719	4,396
Thomas M. Patterson(6)	7,719	4,396

Subtotal	137,786	37,867

Jonathan D. Nelson, former Chief Financial Officer	290,506	381,506

Total	$15,544,924	$9,547,835

(1)	Revenues for production of oil and natural gas, net of state severance taxes.

(2)	Includes leasehold costs, tangible equipment costs, intangible drilling costs and lease operating expense billed during that period. All joint interest costs have been paid on a timely basis.

(3)	Anita Talbott is the wife of Cloyce A. Talbott. Stan Talbott, Lisa Beck and Stacy Talbott are Mr. Talbott’s adult children. Steve Talbott is the deceased son of Mr. Talbott. John Evan Talbott is Mr. Talbott’s grandson.

(4)	SSI Oil & Gas, Inc. is beneficially owned 50% by Cloyce A. Talbott and directly owned 50% by A. Glenn Patterson.

(5)	IDC Enterprises, Ltd. is 50% owned by Cloyce A. Talbott and 50% owned by A. Glenn Patterson.

(6)	Robert and Thomas M. Patterson are A. Glenn Patterson’s adult children.
      In 2005, 2004 and 2003, we paid approximately $424,000, $914,000 and $740,000, respectively, to TMP Truck and Trailer LP (“TMP”), during the period it was owned by Thomas M. Patterson (son of A. Glenn Patterson), for certain equipment and metal fabrication services. Purchases from TMP were at current market prices.
      In 2005 and 2004, we paid approximately $273,000 and $39,000, respectively, to Melco Services (“Melco”) for dirt contracting services and $59,000 and $44,000, respectively, to L&N Transportation (“L&N”) for water hauling services. Both entities are owned by Lance D. Nelson, brother of Jonathan D. Nelson. Purchases from Melco and L&N were at current market prices.
      See Note 2 of Notes to Consolidated Financial Statements included as a part of Item 8 of this Report for information pertaining to fraudulent payments made to or for the benefit of Jonathan D. Nelson, our former CFO.

Liquidity and Capital Resources
      As of December 31, 2005, we had working capital of $382 million including cash and cash equivalents of $136 million. For 2005, our sources of cash flow included:

•	$460 million from operations,

•	$43 million from the exercise of stock options, and

•	$13 million from sales of property and equipment.
      We used $74 million to purchase land drilling assets from Key Energy Services, Inc. and six additional land-based drilling rigs, $27 million to pay dividends on our common stock, $12 million to buy 355,000 shares of our common stock pursuant to the stock buyback program authorized by our Board of Directors on June 7, 2004 and $380 million:

•	to make capital expenditures for the betterment and refurbishment of our drilling rigs,

•	to acquire and procure drilling equipment,

•	to fund capital expenditures for our pressure pumping and drilling and completion fluids divisions, and

•	to fund leasehold acquisition and exploration and development of oil and natural gas properties.
      As of December 31, 2005, $400,000 of cash was pledged as collateral for losses which could become payable under the terms of our workers’ compensation insurance contracts and was therefore restricted as to use.
      In January 2005, we purchased land drilling assets of Key Energy Services, Inc. for $61.8 million. The assets acquired included 25 active and 10 stacked land-based drilling rigs, related drilling equipment, yard facilities and a rig moving fleet consisting of approximately 45 trucks and 100 trailers. In June 2005, we acquired one land-based drilling rig for $3.6 million. In September 2005, we acquired five land-based drilling rigs and related drilling equipment for $8.2 million. The transactions were accounted for as acquisitions of asset and the respective purchase prices were allocated among the assets acquired based on their estimated fair market values.
      We replaced our prior credit facility in December 2004 with a five-year, $200 million unsecured revolving line of credit (“LOC”). Interest is to be paid on outstanding LOC balances at a floating rate ranging from LIBOR plus 0.625% to 1.0% or the prime rate. This arrangement includes various fees, including a commitment fee on the average daily unused amount (0.15% at December 31, 2005). There are customary restrictions and covenants associated with the LOC. Financial covenants provide for a maximum debt to capitalization ratio and a minimum interest coverage ratio. We do not expect that the restrictions and covenants will restrict our ability to operate or react to opportunities that might arise. Availability under the LOC is reduced by outstanding letters of credit which totaled $56 million at December 31, 2005. There were no outstanding borrowings under the LOC at December 31, 2005.
      In February 2005, our Board of Directors approved an increase in the quarterly cash dividend on our common stock to $0.04 per share from $0.02 per share. The next quarterly cash dividend is to be paid to holders of record on March 15, 2006 and paid on March 30, 2006.
      On June 7, 2004, our Board of Directors authorized a stock buyback program for the purchase of up to $30 million of our outstanding common stock. During the second quarter of 2004, we purchased 100,000 shares of our common stock in the open market for approximately $1.5 million (adjusted to reflect the two-for-one stock split on June 30, 2004). During the fourth quarter of 2005, we purchased 355,000 shares of our common stock in the open market for approximately $12.2 million. These shares are included in treasury stock. On March 27, 2006, our Board of Directors increased the stock buyback program to allow the future purchases of up to $200 million of our outstanding common stock.
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
Results of Operations

Comparison of the years ended December 31, 2005 and 2004
      A summary of operations by business segment for the years ended December 31, 2005 and 2004 follows:

	Years Ended December 31,

		Restated
		(See Note 2)
Contract Drilling	2005	2004	% Change

	(Dollars in thousands)
Revenues	$1,485,684	$809,691	83.5%
Direct operating costs	$776,313	$556,869	39.4%
Selling, general and administrative	$5,069	$4,417	14.8%
Depreciation	$131,740	$101,779	29.4%
Operating income	$572,562	$146,626	290.5%
Operating days	100,591	77,355	30.0%
Average revenue per operating day	$14.77	$10.47	41.1%
Average direct operating costs per operating day	$7.72	$7.20	7.2%
Number of owned rigs at end of period	403	361	11.6%
Average number of rigs owned during period	397	359	10.6%
Average rigs operating	276	211	30.8%
Rig utilization percentage	69%	59%	16.9%
Capital expenditures	$329,073	$140,945	133.5%
      The market price of natural gas remained high in 2005. In fact, the average market price of natural gas improved to $8.98 per Mcf in 2005 compared to $5.95 per Mcf in 2004, resulting in an increase in demand for our contract drilling services. Our average number of rigs operating increased to 276 in 2005 from 211 in 2004. The average market price of natural gas and our average rigs operating for each of the fiscal quarters in 2005 and 2004 follow:

	1st	2nd	3rd	4th
	Quarter	Quarter	Quarter	Quarter

2005:
Average natural gas price	$6.62	$7.14	$9.82	$12.64
Average rigs operating	263	265	283	292
2004:
Average natural gas price	$5.64	$6.13	$5.62	$6.42
Average rigs operating	197	203	216	229
      Revenues and direct operating costs increased as a result of the increased number of operating days, as well as an increase in the average revenue and average direct operating costs per operating day. Operating days and average rigs operating increased as a result of the increased demand for our contract drilling services, the acquisition of land drilling assets from Key Energy Services, Inc. in January 2005 and activation of refurbished stacked rigs. Average revenue per operating day increased as a result of increased demand and pricing for our drilling services. Significant capital expenditures were incurred during 2005 to activate additional drilling rigs to meet increased demand, to modify and upgrade our existing drilling rigs and to acquire additional related equipment such as drill pipe, drill collars, engines, fluid circulating systems, rig hoisting systems and safety enhancement equipment. Increased depreciation expense in 2005 was due to acquisitions and capital expenditures in 2004 and 2005.

	Years Ended December 31,

Pressure Pumping	2005	2004	% Change

	(Dollars in thousands)
Revenues	$93,144	$66,654	39.7%
Direct operating costs	$54,956	$37,561	46.3%
Selling, general and administrative	$9,430	$7,234	30.4%
Depreciation	$7,094	$5,112	38.8%
Operating income	$21,664	$16,747	29.4%
Total jobs	9,615	7,444	29.2%
Average revenue per job	$9.69	$8.95	8.3%
Average direct operating costs per job	$5.72	$5.05	13.3%
Capital expenditures	$25,508	$17,705	44.1%
      Revenues and direct operating costs for our pressure pumping operations increased as a result of the increased number of jobs, as well as an increase in the average revenue and average direct operating costs per job. The increase in jobs in 2005 was largely due to our expanded operations in the Appalachian regions of Kentucky, Tennessee and West Virginia, as well as increased demand for our services resulting from the improved industry conditions as discussed in “Contract Drilling” above. Increased average revenue per job was due primarily to increased pricing for our services. Selling, general and administrative expenses increased largely as a result of the expanding operations of the pressure pumping segment. Increased depreciation expense during 2005 was largely due to the expansion of the pressure pumping segment from 2003 through 2005 and related expenditures to acquire necessary equipment to facilitate the growth. Capital expenditures increased in 2005 compared to 2004 due to further expansion of services into Tennessee and Wyoming as well as modifications and upgrades to existing equipment and facilities.

	Years Ended December 31,

		Restated
		(See Note 2)
Drilling and Completion Fluids	2005	2004	% Change

	(Dollars in thousands)
Revenues	$122,011	$90,557	34.7%
Direct operating costs	$98,530	$76,503	28.8%
Selling, general and administrative	$8,912	$7,696	15.8%
Depreciation	$2,368	$2,156	9.8%
Other operating	$254	$—	N/A %
Operating income	$11,947	$4,202	184.3%
Total jobs	1,980	2,205	(10.2)%
Average revenue per job	$61.62	$41.07	50.0%
Average direct operating costs per job	$49.76	$34.70	43.4%
Capital expenditures	$3,042	$1,488	104.4%
      Revenues and direct operating costs increased as a result of an increase in the average revenue and direct operating costs per job. Average revenue and direct operating costs per job increased primarily as a result of an increase in the size of our offshore jobs. Selling, general and administrative expense increased primarily due to increased incentive compensation resulting from higher profitability levels. Other expense from operations includes a charge of $254,000 representing the deductible portion of the Company’s insurance coverage for damage caused by the hurricanes in August and September 2005.

	Years Ended December 31,

Oil and Natural Gas Production and Exploration	2005	2004	% Change

	(Dollars in thousands)
Revenues	$39,616	$33,867	17.0%
Direct operating costs	$9,566	$7,978	19.9%
Selling, general and administrative	$2,189	$1,816	20.5%
Depreciation, depletion and impairment	$14,456	$13,309	8.6%
Operating income	$13,405	$10,764	24.5%
Capital expenditures	$17,163	$14,451	18.8%
Average net daily oil production (Bbls)	860	1,071	(19.7)%
Average net daily gas production (Mcf)	7,016	7,429	(5.6)%
Average oil sales price (per Bbl)	$54.30	$39.12	38.8%
Average gas sales price (per Mcf)	$7.64	$5.81	31.5%
      Revenues increased due to increased market prices for oil and natural gas. Direct operating costs increased as a result of higher oilfield service cost and production taxes. Average net daily oil production decreased as a result of production declines and the sale of certain oil properties during 2005. Average net daily gas production also decreased as a result of the sale of certain natural gas properties, however, this decrease was partially offset by an increase in production. Depreciation, depletion and impairment expense includes approximately $4.4 million and $3.2 million of expenses incurred during 2005 and 2004, respectively, to impair certain oil and natural gas properties.

	Years Ended December 31,

		Restated
		(See Note 2)
Corporate and Other	2005	2004	% Change

	(Dollars in thousands)
Selling, general and administrative	$13,510	$10,820	24.9%
Bad debt expense	$1,231	$897	37.2%
Depreciation	$735	$444	65.5%
Other operating (including gain or loss on sale of assets)	$2,763	$(1,411)	N/A %
Embezzled funds and related expenses	$20,043	$19,122	4.8%
Interest income	$3,551	$1,140	211.5%
Interest expense	$516	$695	(25.8)%
Other income	$428	$235	82.1%
Capital expenditures	$5,308	$—	N/A %
      Selling, general and administrative expenses increased primarily as a result of payroll taxes attributable to the exercise of employee stock options, increased professional fees and additional compensation expense related to the issuance of restricted shares to certain key employees in 2004 and 2005. Embezzled funds and related expenses includes fraudulent payments made to or for the benefit of Jonathan D. Nelson, our former CFO, for assets and services that were not received by the Company and professional fees and expenses incurred as a result of the embezzlement. Other expense from operations in 2005 includes a charge of $4.2 million to increase reserves related to the financial failure of a workers’ compensation insurance carrier used previously by the Company.

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

	Years Ended December 31,

	Restated (See Note 2)

Drilling and Completion Fluids	2004	2003	% Change

	(Dollars in thousands)
Revenues	$90,557	$69,230	30.8%
Direct operating costs	$76,503	$61,424	24.5%
Selling, general and administrative	$7,696	$7,447	3.3%
Depreciation	$2,156	$2,279	(5.4)%
Operating income (loss)	$4,202	$(1,920)	N/A %
Total jobs	2,205	1,931	14.2%
Average revenue per job	$41.07	$35.85	14.6%
Average direct operating costs per job	$34.70	$31.81	9.1%
Capital expenditures	$1,488	$912	63.2%
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

	Years Ended December 31,

	Restated (See Note 2)

Corporate and Other	2004	2003	% Change

	(Dollars in thousands)
Selling, general and administrative	$10,820	$8,665	24.9%
Bad debt expense	$897	$259	246.3%
Depreciation	$444	$444	—%
Other operating (including gain or loss on sale of assets)	$(1,411)	$(4,379)	67.8%
Embezzled funds expense	$19,122	$17,849	7.1%
Interest income	$1,140	$1,116	2.2%
Interest expense	$695	$292	138.0%
Other income	$235	$1,870	(87.4)%
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

Income Taxes

	Years Ended December 31,

		Restated (See Note 2)

	2005	2004	2003

	(Dollars in thousands)
Income before income tax	$584,759	$149,147	$68,976
Income tax expense	212,019	54,801	25,320
Effective tax rate	36.3%	36.7%	36.7%
      The significance of the impact of the permanent differences to our effective income tax rate in 2005 was largely attributable to the new Domestic Production Activities Deduction. The deduction was enacted as part of the American Jobs Creation Act of 2004 effective for taxable years after December 31, 2004. The act allows a deduction of 3% in 2005 or 2006, 6% in 2007, 2008 or 2009, and 9% 2010 and after on the lesser of qualified production activities income or taxable income. Our effective income tax rate of 36.7% for 2004 and 2003 is primarily attributable to a Federal rate of 35.0% and state income tax rates of 1.6% and 1.5%, respectively. The impact of permanent differences was not significant in 2004 or 2003.
      For tax purposes, we have available at December 31, 2005, Federal net operating loss carryforwards of approximately $11 million and $118,000 of alternative minimum tax credit carryforwards. These carryforwards are attributable to the acquisition of TMBR in February 2004.
      The net operating loss carryforwards, if unused, are scheduled to expire as follows: 2006 — $1 million, 2011 — $2 million, 2018 — $4 million and 2019 — $4 million. The alternative minimum tax credit may be carried forward indefinitely.
      We record deferred Federal income taxes based primarily on the relationship between the amount of our unused Federal net operating loss carryforwards and the temporary differences between the book basis and tax basis in our assets. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the year in which those temporary differences are expected to be settled. As a result of fully recognizing the benefit of our deferred income taxes, we incur deferred income tax expense as these benefits are utilized. We incurred deferred income tax expense of approximately $17.1 million, $14.8 million and $10.0 million for 2005, 2004 and 2003, respectively.
Volatility of Oil and Natural Gas Prices
      Our revenue, profitability and rate of growth are substantially dependent upon prevailing prices for oil and natural gas, with respect to all of our operating segments. For many years, oil and natural gas prices and markets have been volatile. Prices are affected by market supply and demand factors as well as international military, political and economic conditions, and the ability of OPEC, to set and maintain production and price targets. All of these factors are beyond our control. Natural gas prices fell from an average of $6.23 per Mcf in the first quarter of 2001 to an average of $2.51 per Mcf for the same period in 2002. During this same period, the average number of our rigs operating dropped by approximately 50%. The average market price of natural gas improved from $3.36 in 2002 to and $8.98 in 2005, resulting in an increase in demand for our drilling services. Our average number of rigs operating increased from 126 in 2002 to 276 in 2005. We expect oil and natural gas prices to continue to be volatile and to affect our financial condition and operations and ability to access sources of capital. A significant decrease in expected market prices for natural gas could result in a material decrease in demand for drilling rigs and reduction in our operation results.
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
Recently-Issued Accounting Standards
      The Financial Accounting standards Board (“FASB”) issued Staff Position FIN 47, Accounting for Conditional Asset Retirement Obligations (“FIN 47”), an interpretation of FASB Statement No. 143, in March 2005. The statement clarifies the term “conditional asset retirement obligation” as used in FASB 143. The provisions of FIN 47, which the Company adopted on December 31, 2005, did not have a material impact on the Company’s financial position or results of operations.
      The FASB issued Statement of Financial Accounting Standard No. 123 (revised 2004), Share-Based Payment (“SFAS 123(R)”) in December 2004; it replaces FASB Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, and supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. Under SFAS 123(R), companies would have been required to implement the standard as of the beginning of the first interim reporting period that begins after June 15, 2005. However, in April 2005, the SEC announced the adoption of an Amendment to Rule 4-01(a) of Regulation S-X regarding the compliance date for SFAS 123(R) that amends the compliance dates and allows companies to implement SFAS 123(R) beginning with the first annual reporting period beginning on or after June 15, 2005. The Company intends to adopt SFAS 123(R) on January 1, 2006.
      We currently use the intrinsic value method to value stock options, and accordingly, no compensation expense has been recognized for stock options since we grant stock options with exercise prices equal to our common stock market price on the date of the grant. SFAS 123(R) requires the expensing of all stock-based compensation, including stock options and restricted shares, using the fair value method. We intend to expense stock options using the Modified Prospective Transition method as described in SFAS 123(R). This method will require expense to be recognized for stock options over their respective remaining vesting periods. No expense will be recognized for stock options vested in periods prior to the adoption of SFAS 123(R). We are evaluating the impact of the adoption of SFAS 123(R) on our results of operations and financial position. Adoption is not expected to have a material effect on our financial position or results of operations.
      The FASB issued Statement of Financial Accounting Standard No. 151, Inventory Costs — an amend of ARB No. 43, Chapter 4 (“SFAS 151”). SFAS 151 is effective, and will be adopted, for inventory costs incurred during fiscal years beginning after June 15, 2005 and is to be applied prospectively. SFAS 151 amends the guidance in ARB No. 43, Chapter 4, Inventory Pricing, to require current period recognition of abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage). Adoption is not expected to have a material effect on our financial position or results of operations.
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
      The FASB issued Statement of Financial Accounting standards No. 154, Accounting changes and Error Corrections — a replacement of APB Opinion No. 20 and FASB Statement No. 3 (“SFAS 145”). SFAS 154 is effective, and will be adopted for accounting changes made in fiscal years beginning after December 15, 2005 and is to be applied retrospectively. SFAS 154 requires that retroactive application of a change in accounting principle be limited to the direct effects of the change. Adoption is not expected to have a material effect on the Company’s financial position or results of operations.

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
      On December 22, 2005, the Company announced that the Audit Committee of the Board of Directors had concluded that it was necessary to restate its previously reported consolidated financial statements for the years ended December 31, 2004, 2003 and 2002. The Company also restated its previously reported consolidated financial statements for the first three quarters of 2005 and all quarters in 2004 and 2003. The Company filed an Annual Report on Form 10-K/A on March 17, 2006, and Quarterly Reports on Form 10-Q/A on March 27, 2006 that included these restated consolidated financial statements. Restatement adjustments are further described in Note 2 of the Notes to the Consolidated Financial Statements.
Disclosure Controls and Procedures
      Under the supervision and with the participation of our management, including our Chief Executive Officer (CEO) and current Chief Financial Officer (CFO), we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities and Exchange Act of 1934, as amended (the Exchange Act), as of the end of the period covered by this Annual Report on Form 10-K. Disclosure controls and procedures are designed to ensure that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported on a timely basis and that such information is accumulated and reported to management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosures.
      At the time of the filing of our Annual Report on Form 10-K for the year ended December 31, 2004, our CEO and former CFO concluded that our disclosure controls and procedures were effective as of December 31, 2004. Subsequent to that evaluation, our CEO and current CFO concluded that our disclosure controls and procedures were not effective at a reasonable level of assurance, as of December 31, 2004, because of the material weaknesses discussed in the Annual Report on Form 10-K/A filed March 17, 2006. As described below under “Management’s Report on Internal Control Over Financial Reporting,” the Company continues to report material weaknesses in internal control over financial reporting as of December 31, 2005. The Company’s CEO and current CFO have concluded that, as of the end of the period covered by this Annual Report on Form 10-K, the Company’s disclosure controls and procedures were not effective at a reasonable level of assurance. Based upon the substantial work performed during the restatement process, management has concluded that the Company’s consolidated financial statements for the periods covered by and included in this Annual Report on Form 10-K are fairly stated in all material respects.
Management’s Report on Internal Control Over Financial Reporting
      Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rule 13a-15(f). Our management, including our CEO and current CFO, conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2005 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (COSO framework). Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate.
      A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.
      Our current management identified the following material weaknesses in our internal control over financial reporting as of December 31, 2005:

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
      The material weakness in our control environment contributed to the existence of the following additional material weakness in controls over property and equipment as described below:

2. Controls over property and equipment. We did not maintain effective controls over the completeness and accuracy of our accounting for property and equipment. Specifically, our controls were not adequate to ensure (i) the timely and accurate depreciation of all property and equipment, (ii) the identification and recording of all property and equipment retirements when they occurred, and (iii) that property and equipment transferred between our locations was accurately and completely reflected in our accounting records. This control deficiency resulted in certain inaccuracies in our accounting for property and equipment and in the restatement of our consolidated financial statements for the years ended December 31, 2004, 2003 and 2002; each of the quarters of 2004 and 2003; and the first three quarters of 2005. Additionally, this control deficiency could result in a misstatement of our property and equipment and related depreciation expense accounts that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, our management has determined that this control deficiency constitutes a material weakness.
      Our management, including our CEO and current CFO, have concluded that as a result of the material weaknesses described above, we did not maintain effective internal control over financial reporting as of December 31, 2005, based on the criteria in Internal Control-Integrated Framework issued by the COSO.
      Our assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which begins on page F-2 of this Annual Report on Form 10-K.
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
      During the fourth quarter of 2005, we changed our wire transfer approval policies to require additional and more secure authorizations for wires to ensure that all wire transfers are to approved vendors, and to ensure that all such transactions are reflected in the Company’s accounts payable system and have appropriate supporting documentation. We also revised our property and equipment expenditure requirements to provide for improved controls over the authorization of fixed asset acquisitions. We have evaluated the design of these new procedures, placed them in operation for a sufficient period of time, and subjected them to appropriate tests in order to conclude that they are operating effectively. These changes remediated the material weakness in controls over cash that was reported in Management’s Report on Internal Control Over Financial Reporting included in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2004 (“Management’s 2004 Report”). In addition, these changes remediated the control failure over the authorization of property and equipment acquisitions as reported in Management’s 2004 Report.
      Other than the changes described above, there have been no other changes in our internal control over financial reporting during the most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. The remaining remediation activities noted above were initiated in the fourth quarter of 2005 and the remaining controls will be implemented in 2006.
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
      (a)(3) Exhibits
      The following exhibits are filed herewith or incorporated by reference herein.

3.1	Restated Certificate of Incorporation, as amended (filed August 9, 2004 as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004 and incorporated herein by reference).
3.2	Amendment to Restated Certificate of Incorporation, as amended (filed August 9, 2004 as Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004 and incorporated herein by reference).
3.3	Amended and Restated Bylaws (filed March 19, 2002 as Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001 and incorporated herein by reference).
4.1	Rights Agreement dated January 2, 1997, between Patterson Energy, Inc. and Continental Stock Transfer & Trust Company (filed January 14, 1997 as Exhibit 2 to the Company’s Registration Statement on Form 8-A and incorporated herein by reference).
4.2	Amendment to Rights Agreement dated as of October 23, 2001 (filed October 31, 2001 as Exhibit 3.4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2001 and incorporated herein by reference).
4.3	Restated Certificate of Incorporation, as amended (See Exhibits 3.1 and 3.2).
4.4	Registration Rights Agreement with Bear, Stearns and Co. Inc., dated March 25, 1994, as assigned by REMY Capital Partners III, L.P.(filed March 19, 2002 as Exhibit 4.3 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001 and incorporated herein by reference).
10.1	For additional material contracts, see Exhibits 4.1, 4.2 and 4.4.
10.2	Patterson-UTI Energy, Inc., 1993 Stock Incentive Plan, as amended (filed March 13, 1998 as Exhibit 10.1 to the Company’s Registration Statement on Form S-8 (File No. 333-47917) and incorporated herein by reference).*
10.3	Patterson-UTI Energy, Inc. Non-Employee Directors’ Stock Option Plan, as amended (filed November 4, 1997 as Exhibit 10.1 to the Company’s Registration Statement on Form S-8 (File No. 333-39471) and incorporated herein by reference).*
10.4	Amended and Restated Patterson-UTI Energy, Inc. 2001 Long-Term Incentive Plan (filed November 27, 2002 as Exhibit 4.4 to Post Effective Amendment No. 1 to the Company’s Registration Statement on Form S-8 (File No. 333-60470) and incorporated herein by reference).*
10.5	Patterson-UTI Energy, Inc. Amended and Restated 1997 Long-Term Incentive Plan (filed July 28, 2003 as Exhibit 4.7 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003 and incorporated herein by reference).*
10.6	Amendment to the Patterson-UTI Energy, Inc. Amended and Restated 1997 Long-Term Incentive Plan (filed August 9, 2004 as Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004 and incorporated herein by reference).*

10.7	Amended and Restated Patterson-UTI Energy, Inc. Non-Employee Director Stock Option Plan(filed July 28, 2003 as Exhibit 4.8 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003 and incorporated herein by reference).*
10.8	Amended and Restated Patterson-UTI Energy, Inc. 1996 Employee Stock Option Plan (filed July 25, 2001 as Exhibit 4.4 to Post-Effective Amendment No. 1 to the Company’s Registration Statement on Form S-8 (File No. 333-60466) and incorporated herein by reference).*
10.9	1997 Stock Option Plan of DSI Industries, Inc. (filed July 25, 2001 as Exhibit 4.4 to Post-Effective Amendment No. 1 to the Company’s Registration Statement on Form S-8 (File No. 333-60470) and incorporated herein by reference).*
10.10	Patterson-UTI Energy, Inc. 2005 Long-Term Incentive Plan, including Form of Executive Officer Restricted Stock Award Agreement, Form of Executive Officer Stock Option Agreement, Form of Non-Employee Director Restricted Stock Award Agreement and Form of Non-Employee Director Stock Option Agreement (filed June 15, 2005 as Exhibit 10.1 to the Company’s Current Report on Form 8-K, and incorporated herein by reference).*
10.11	Restricted Stock Award Agreement dated April 28, 2004 between Patterson-UTI Energy, Inc. and Mark S. Siegel (filed August 9, 2004 as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004 and incorporated herein by reference).*
10.12	Restricted Stock Award Agreement dated April 28, 2004 between Patterson-UTI Energy, Inc. and Cloyce A. Talbott (filed August 9, 2004 as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004 and incorporated herein by reference).*
10.13	Restricted Stock Award Agreement dated April 28, 2004 between Patterson-UTI Energy, Inc. and A. Glenn Patterson (filed August 9, 2004 as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004 and incorporated herein by reference).*
10.14	Restricted Stock Award Agreement dated April 28, 2004 between Patterson-UTI Energy, Inc. and Kenneth N. Berns (filed August 9, 2004 as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004 and incorporated herein by reference).*
10.15	Restricted Stock Award Agreement dated April 28, 2004 between Patterson-UTI Energy, Inc. and John E. Vollmer III (filed August 9, 2004 as Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004 and incorporated herein by reference).*
10.16	Patterson-UTI Energy, Inc. Change in Control Agreement, effective as of January 29, 2004, by and between Patterson-UTI Energy, Inc. and Mark S. Siegel (filed on February 4, 2004 as Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 and incorporated herein by reference).*
10.17	Patterson-UTI Energy, Inc. Change in Control Agreement, effective as of January 29, 2004, by and between Patterson-UTI Energy, Inc. and A. Glenn Patterson (filed on February 4, 2004 as Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 and incorporated herein by reference).*
10.18	Patterson-UTI Energy, Inc. Change in Control Agreement, effective as of January 29, 2004, by and between Patterson-UTI Energy, Inc. and Cloyce A. Talbott (filed on February 4, 2004 as Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 and incorporated herein by reference).*
10.19	Patterson-UTI Energy, Inc. Change in Control Agreement, effective as of January 29, 2004, by and between Patterson-UTI Energy, Inc. and Kenneth N. Berns (filed on February 4, 2004 as Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 and incorporated herein by reference).*
10.20	Patterson-UTI Energy, Inc. Change in Control Agreement, effective as of January 29, 2004, by and between Patterson-UTI Energy, Inc. and John E. Vollmer III (filed on February 4, 2004 as Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 and incorporated herein by reference).*
10.21	Form of Letter Agreement regarding termination, effective as of January 29, 2004, entered into by Patterson-UTI Energy, Inc. with each of Mark S. Siegel, Kenneth N. Berns and John E. Vollmer III (filed on February 25, 2005 as Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 and incorporated herein by reference).*

10.22	Form of Indemnification Agreement entered into by Patterson-UTI Energy, Inc. with each of Mark S. Siegel, Cloyce A. Talbott, A. Glenn Patterson, Kenneth N. Berns, Robert C. Gist, Curtis W. Huff, Terry H. Hunt, Kenneth R. Peak, Nadine C. Smith and John E. Vollmer III (filed April 28, 2004 as Exhibit 10.11 to the Company’s Annual Report on Form 10-K, as amended, for the year ended December 31, 2003 and incorporated herein by reference).*
10.23	Credit Agreement dated as of December 17, 2004 among Patterson-UTI Energy, Inc., as the Borrower, Bank of America, N.A., as administrative agent, L/ C Issuer and a Lender and the other lenders and agents party thereto (filed on December 23, 2004 as Exhibit 10.1 to the Company’s Current Report on Form 8-K and incorporated herein by reference).
10.24	Summary Description of 2005 Bonus Compensation Program (filed on April 29, 2005 in the Company’s Current Report on Form 8-K and incorporated herein by reference).*
10.25	Summary Description of Director Compensation (filed on February 25, 2005 as Exhibit 10.27 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 and incorporated herein by reference).*
14.1	Patterson-UTI Energy, Inc. Code of Business Conduct and Ethics for Senior Financial Executives (filed on February 4, 2004 as Exhibit 14.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 and incorporated herein by reference).
21.1	Subsidiaries of the Registrant.
23.1	Consent of Independent Registered Public Accounting Firm.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management Contract or Compensatory Plan identified as required by Item 15(a)(3) of Form 10-K.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of
Patterson-UTI Energy, Inc.
      We have completed integrated audits of Patterson-UTI Energy, Inc.’s 2005 and 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2005, and an audit of its 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.
Consolidated financial statements and financial statement schedule
      In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Patterson-UTI Energy, Inc. and its subsidiaries at December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
      As discussed in Note 2 to the consolidated financial statements, the Company restated its 2004 and 2003 consolidated financial statements.
Internal control over financial reporting
      Also, we have audited management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that Patterson-UTI Energy, Inc. did not maintain effective internal control over financial reporting as of December 31, 2005, because the Company did not maintain (1) an effective control environment and (2) effective controls over property and equipment, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit.
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
      A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weaknesses have been identified and included in management’s assessment as of December 31, 2005.

1. Control environment. The Company did not maintain an effective control environment based on the criteria established in the COSO framework. Specifically, the Company did not maintain a control environment adequate to encourage the prevention or detection of the override of controls or intentional misconduct, including misappropriation of assets and the preparation of false management reports, accounting records, financial statements and documents together with forged approval signatures. This lack of an effective control environment allowed the Company’s former CFO to take inappropriate actions that resulted in certain transactions not being properly reflected in the Company’s consolidated financial statements for the years ended December 31, 2004, 2003 and 2002, each of the quarters of 2004 and 2003, and the first three quarters of 2005. This intentional misconduct by the Company’s former CFO included the preparation of false accounting records and documents to deceive accounting personnel under his supervision, other members of senior management, the Board of Directors and its independent registered public accountants. Additionally, the lack of an effective control environment allowed the Company’s lines of communication among, and their monitoring of, their operations and accounting personnel, including their former CFO, to not be effective in preventing or detecting these instances of intentional misconduct. Taken as a whole, the Company’s control environment did not adequately emphasize appropriate judgment, skepticism and objectivity, and their former CFO intentionally exploited this environment for his personal benefit, specifically with respect to the Company’s controls over cash, payroll and property and equipment as follows:

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

      The Company’s material weakness in its control environment contributed to the existence of the material weakness in controls over property and equipment as described below:

2. Controls over property and equipment. The Company did not maintain effective controls over the completeness and accuracy of their accounting for property and equipment. Specifically, the Company’s controls were not adequate to ensure (i) the timely and accurate depreciation of all property and equipment, (ii) the identification and recording of all property and equipment retirements when they occurred, and (iii) that property and equipment transferred between Company locations was accurately and completely reflected in their accounting records. This control deficiency resulted in certain inaccuracies in the Company’s accounting for property and equipment.
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
      These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2005 consolidated financial statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements.
      In our opinion, management’s assessment that Patterson-UTI Energy, Inc. did not maintain effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control — Integrated Framework issued by the COSO. Also, in our opinion, because of the effects of the material weaknesses described above on the achievement of the objectives of the control criteria, Patterson-UTI Energy, Inc. has not maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the COSO.
PricewaterhouseCoopers LLP
Houston, Texas
March 29, 2006

PATTERSON-UTI ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,

		Restated
		(See Note 2)
	2005	2004

	(In thousands,
	except share data)
ASSETS
Current assets:
Cash and cash equivalents	$136,398	$112,371
Accounts receivable, net of allowance for doubtful accounts of $2,199 and $1,909 at December 31, 2005 and 2004, respectively	422,002	214,097
Inventory	27,907	17,738
Deferred tax assets, net	26,382	15,991
Other	25,168	26,836

Total current assets	637,857	387,033
Property and equipment, at cost, net	1,053,845	765,019
Goodwill	99,056	99,056
Other	5,023	5,677

Total assets	$1,795,781	$1,256,785

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable:
Trade	$113,226	$54,553
Accrued revenue distributions	13,379	11,297
Other	5,294	2,309
Accrued Federal and state income taxes payable	11,034	4,231
Accrued expenses	112,476	79,163

Total current liabilities	255,409	151,553
Deferred tax liabilities, net	169,188	140,475
Other	4,173	3,256

Total liabilities	428,770	295,284

Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock, par value $.01; authorized 1,000,000 shares, no shares issued	—	—
Common stock, par value $.01; authorized 300,000,000 shares with 175,909,274 and 171,625,841 issued and 172,441,178 and 168,512,745 outstanding at December 31, 2005 and 2004, respectively	1,759	1,716
Additional paid-in capital	672,151	597,280
Deferred compensation	(9,287)	(5,420)
Retained earnings	719,113	373,712
Accumulated other comprehensive income, net of tax	8,565	7,350
Treasury stock, at cost, 3,468,096 shares and 3,113,096 (affected by a two-for-one stock split) shares at December 31, 2005 and 2004, respectively	(25,290)	(13,137)

Total stockholders’ equity	1,367,011	961,501

Total liabilities and stockholders’ equity	$1,795,781	$1,256,785

The accompanying notes are an integral part of these consolidated financial statements.

PATTERSON-UTI ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,

		Restated (See Note 2)

	2005	2004	2003

	(In thousands, except per share data)
Operating revenues:
Contract drilling	$1,485,684	$809,691	$639,694
Pressure pumping	93,144	66,654	46,083
Drilling and completion fluids	122,011	90,557	69,230
Oil and natural gas	39,616	33,867	21,163

	1,740,455	1,000,769	776,170

Operating costs and expenses:
Contract drilling	776,313	556,869	475,224
Pressure pumping	54,956	37,561	26,184
Drilling and completion fluids	98,530	76,503	61,424
Oil and natural gas	9,566	7,978	4,808
Depreciation, depletion and impairment	156,393	122,800	100,834
Selling, general and administrative	39,110	31,983	27,685
Bad debt expense	1,231	897	259
Embezzled funds and related expenses	20,043	19,122	17,849
Other (including gain or loss on sale of assets)	3,017	(1,411)	(4,379)

	1,159,159	852,302	709,888

Operating income	581,296	148,467	66,282

Other income (expense):
Interest income	3,551	1,140	1,116
Interest expense	(516)	(695)	(292)
Other	428	235	1,870

	3,463	680	2,694

Income before income taxes and cumulative effect of change in accounting principle	584,759	149,147	68,976

Income tax expense (benefit):
Current	194,918	39,952	15,324
Deferred	17,101	14,849	9,996

	212,019	54,801	25,320

Income before cumulative effect of change in accounting principle	372,740	94,346	43,656
Cumulative effect of change in accounting principle, net of related income tax benefit of approximately $287	—	—	(469)

Net income	$372,740	$94,346	$43,187

Net income per common share:
Basic:
Income before cumulative effect of change in accounting principle	$2.19	$0.57	$0.27

Cumulative effect of change in accounting principle	$—	$—	$—

Net income	$2.19	$0.57	$0.27

Diluted:
Income before cumulative effect of change in accounting principle	$2.15	$0.56	$0.27

Cumulative effect of change in accounting principle	$—	$—	$—

Net income	$2.15	$0.56	$0.26

Weighted average number of common shares outstanding:
Basic	170,426	166,258	161,272

Diluted	173,767	169,211	164,572

The accompanying notes are an integral part of these consolidated financial statements.

PATTERSON-UTI ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

						Accumulated
	Common Stock					Other
			Additional			Comprehensive
	Number		Paid-In	Deferred	Retained	Income	Treasury
	of Shares	Amount	Capital	Compensation	Earnings	(Loss)	Stock	Total

December 31, 2002, as previously reported	81,577	$816	$489,201	$—	$261,208	$(1,839)	$(11,655)	$737,731
Adjustment for effects of embezzlement (net of applicable income tax benefit of $7,622)(See Note 2)	—	—	—	—	(12,499)	—	—	(12,499)
Other adjustments (net of applicable income tax benefit of $691) (See Note 2)	—	—	—	—	(1,659)	675	—	(984)

December 31, 2002, as restated (See Note 2)	81,577	816	489,201	—	247,050	(1,164)	(11,655)	724,248
Exercise of stock options and warrants	906	9	10,277	—	—	—	—	10,286
Tax benefit related to exercise of stock options	—	—	6,540	—	—	—	—	6,540
Foreign currency translation adjustment, (net of tax of $3,220)	—	—	—	—	—	5,553	—	5,553
Net income, as restated (See Note 2)	—	—	—	—	43,187	—	—	43,187

December 31, 2003, as restated (See Note 2)	82,483	825	506,018	—	290,237	4,389	(11,655)	789,814
Issuance of common stock for acquisition	1,388	14	49,462	—	—	—	—	49,476
Issuance of restricted stock	189	2	6,640	(6,642)	—	—	—	—
Amortization of deferred compensation expense	—	—	—	1,222	—	—	—	1,222
Exercise of stock options and warrants	2,580	25	24,494	—	—	—	—	24,519
Tax benefit related to exercise of stock options	—	—	10,666	—	—	—	—	10,666
Foreign currency translation adjustment, (net of tax of $1,716)	—	—	—	—	—	2,961	—	2,961
Purchase of treasury stock	—	—	—	—	—	—	(1,482)	(1,482)
Payment of cash dividend (see Note 12)	—	—	—	—	(10,021)	—	—	(10,021)
Effect of two-for-one stock split (see Note 12)	84,986	850	—	—	(850)	—	—	—
Net income, as restated (See Note 2)	—	—	—	—	94,346	—	—	94,346

December 31, 2004, as restated (See Note 2)	171,626	1,716	597,280	(5,420)	373,712	7,350	(13,137)	961,501
Issuance of restricted stock	305	3	8,040	(8,043)	—	—	—	—
Amortization of deferred compensation expense	—	—	—	2,825	—	—	—	2,825
Forfeitures of restricted shares	(65)	—	(1,351)	1,351	—	—	—	—
Exercise of stock options	4,043	40	43,434	—	—	—	—	43,474
Tax benefit related to exercise of stock options	—	—	24,748	—	—	—	—	24,748
Foreign currency translation adjustment, (net of tax of $705)	—	—	—	—	—	1,215	—	1,215
Purchase of treasury stock	—	—	—	—	—	—	(12,153)	(12,153)
Payment of cash dividend (see Note 12)	—	—	—	—	(27,339)	—	—	(27,339)
Net income	—	—	—	—	372,740	—	—	372,740

December 31, 2005	175,909	$1,759	$672,151	$(9,287)	$719,113	$8,565	$(25,290)	$1,367,011

The accompanying notes are an integral part of these consolidated financial statements.

PATTERSON-UTI ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN CASH FLOWS

	Years Ended December 31,

		Restated (See Note 2)

	2005	2004	2003

	(In thousands)
Cash flows from operating activities:
Net income	$372,740	$94,346	$43,187
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and impairment	156,393	122,800	100,834
Provision for bad debts	1,231	897	259
Deferred income tax expense	17,101	14,849	9,996
Tax benefit related to exercise of stock options	24,748	10,666	6,540
Amortization of deferred compensation expense	2,825	1,222	—
Gain on sale of assets	(1,253)	(1,411)	(1,927)
Cumulative effect of change in accounting principle, net of tax	—	—	(469)
Changes in operating assets and liabilities, net of business acquired:
Accounts receivable	(208,248)	(50,682)	(55,791)
Federal income taxes receivable	7,068	15,734	11,155
Inventory and other current assets	(9,402)	(13,556)	(8,984)
Accounts payable	60,860	12,861	12,322
Accrued expenses	32,514	1,555	22,814
Other liabilities	3,902	(6,090)	5,015

Net cash provided by operating activities	460,479	203,191	144,951

Cash flows from investing activities:
Acquisitions, net of cash acquired	(73,577)	(30,387)	(40,832)
Purchases of property and equipment	(380,094)	(174,589)	(98,801)
Proceeds from sales of property and equipment	12,674	3,303	4,548
Change in other assets	1,766	(1,766)	(1,693)

Net cash used in investing activities	(439,231)	(203,439)	(136,778)

Cash flows from financing activities:
Purchase of treasury stock	(12,153)	(1,482)	—
Dividends paid	(27,339)	(10,021)	—
Line of credit issuance costs	—	(780)	—
Proceeds from exercise of stock options and warrants	43,474	24,519	10,286

Net cash provided by financing activities	3,982	12,236	10,286

Effect of foreign exchange rate changes on cash	(1,203)	(100)	(130)

Net increase in cash and cash equivalents	24,027	11,888	18,329
Cash and cash equivalents at beginning of year	112,371	100,483	82,154

Cash and cash equivalents at end of year	$136,398	$112,371	$100,483

Supplemental disclosure of cash flow information:
Net cash received (paid) during the year for:
Interest expense	$(418)	$(245)	$(292)
Income taxes	(156,709)	(12,500)	2,730
The accompanying notes are an integral part of these consolidated financial statements.

PATTERSON-UTI ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Description of Business and Summary of Significant Accounting Policies

A description of the business and basis of presentation follows:
      Description of business — Patterson-UTI Energy, Inc., together with its wholly-owned subsidiaries, (collectively referred to herein as “Patterson-UTI” or the “Company”) is a leading provider of onshore contract drilling services to major and independent oil and natural gas operators in Texas, New Mexico, Oklahoma, Louisiana, Mississippi, Colorado, Utah, Wyoming, Montana, North Dakota, South Dakota and Western Canada. As of December 31, 2005, the Company owned 403 drilling rigs. The Company provides pressure pumping services to oil and natural gas operators primarily in the Appalachian Basin. The Company provides drilling fluids, completion fluids and related services to oil and natural gas operators offshore in the Gulf of Mexico and on land in Texas, Southeastern New Mexico, Oklahoma and the Gulf Coast region of Louisiana. The Company is also engaged in the development, exploration, acquisition and production of oil and natural gas. The Company’s oil and natural gas business operates primarily in producing regions of West and South Texas, Southeastern New Mexico, Utah and Mississippi.
      Embezzlement and Restatement — The Company’s former Chief Financial Officer (“CFO”) perpetrated an embezzlement over a period of more than five years. The accompanying 2004 and 2003 consolidated financial statements have been restated to reflect the effects of losses incurred as a result of the embezzlement in the periods of occurrence. Payments related to the embezzlement previously capitalized as property and equipment and goodwill acquired, and the related depreciation and other amounts expensed have been reversed from the Company’s accounting records. Embezzled payments have been recognized as expense in the periods they were embezzled. The cumulative effects of the embezzlement prior to 2002, have been recognized as a reduction of retained earnings. The accompanying consolidated financial statements have also been restated for the effects of the correction of other errors that are immaterial both individually and in the aggregate (See Note 2).
      Basis of presentation — As a result of the Company increasing its ownership of TMBR/Sharp Drilling, Inc. (“TMBR”) from 19.5% to 100% in 2004, the consolidated financial statements of Patterson-UTI Energy, Inc. and its wholly-owned subsidiaries have been restated in accordance with the requirements of accounting for business combinations accounted for as a purchase, to provide for the retroactive application of the equity method of accounting for the Company’s investment in TMBR (see Note 7).
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

PATTERSON-UTI ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
      Revenue recognition — Revenues are recognized when services are performed, except for revenues earned under turnkey contract drilling arrangements which are recognized using the completed contract method of accounting, as described below. The Company follows the percentage-of-completion method of accounting for footage contract drilling arrangements. Under the percentage-of-completion method, management estimates are relied upon in the determination of the total estimated expenses to be incurred drilling the well. Due to the nature of turnkey contract drilling arrangements and risks therein, the Company follows the completed contract method of accounting for such arrangements. Under this method, all drilling revenues and expenses related to a well in progress are deferred and recognized in the period the well is completed. Provisions for losses on incomplete or in-process wells are made when estimated total expenses are expected to exceed estimated total revenues. The Company recognizes reimbursements received from third parties for out-of-pocket expenses incurred as revenues and accounts for these out-of-pocket expenses as direct costs.
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

PATTERSON-UTI ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
      Goodwill — Goodwill is considered to have an indefinite useful economic life and is not amortized. As such, the Company assesses impairment of its goodwill annually or on an interim basis if events or circumstances indicate that the fair value of the asset has decreased below its carrying value.
      The following table summarizes depreciation, depletion and impairment expense for 2005, 2004 and 2003 (in millions):

		Restated
		(See Note 2)

	2005	2004	2003

Depreciation expense	$141.7	$109.4	$93.7
Depletion expense	10.3	10.1	5.6
Amortization expense	—	0.1	0.1
Impairment of oil and natural gas properties	4.4	3.2	1.4

Total	$156.4	$122.8	$100.8

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
      Earnings per share — The Company provides a dual presentation of its earnings per share; Basic Earnings per Share (“Basic EPS”) and Diluted Earnings per Share (“Diluted EPS”). Basic EPS is computed using the weighted average number of shares outstanding during the year. Diluted EPS includes common stock equivalents which are dilutive to earnings per share. For the years ended December 31, 2005, 2004 and 2003, dilutive securities, consisting of certain stock options and warrants (See Note 12), included in the calculation of Diluted EPS were 3.3 million shares, 3.0 million shares and 3.3 million shares, respectively. At December 31, 2005, there were no potentially dilutive securities and at December 31, 2004 and 2003, there were potentially dilutive securities of 640,000 and 1.9 million, respectively, excluded from the calculation of Diluted EPS as their exercise prices were greater than the average market price for the respective year.
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

PATTERSON-UTI ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that includes the enactment date. If applicable, a valuation allowance is recorded to reduce the carrying amounts of deferred tax assets unless it is more likely than not that such assets will be realized.
      Stock based compensation — During June 2005, the Company’s shareholders approved the Patterson-UTI Energy, Inc. 2005 long-Term Incentive Plan (the “2005 Plan”). In addition, the Board of Directors adopted a resolution that no future grants would be made under any of the previously existing equity plans of the Company. The Company accounts for activity under the 2005 Plan and previous activity of its other equity plans using the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and related interpretations. During the second quarters of 2004 and 2005 and the third quarter of 2005, the company granted restricted shares of the Company’s common stock (the “Restricted Shares”) to certain key employees under the Patterson-UTI Energy, Inc. 1997 Long-Term Incentive Plan, as amended, and the 2005 Plan. As required by APB 25, the Restricted Shares were valued based upon the market price of the Company’s common stock on the date of the grant. The resulting value is being amortized over the vesting period of the stock. For the years ended December 31, 2005 and 2004, compensation expense of $1.8 million and $773,000, net of $327,000 and $5,000 of forfeitures and of $1.0 million and $449,000 of taxes, respectively, was included as a reduction in net income. Other than the restricted Shares discussed above, no additional stock-based employee compensation expense is reflected in net income, as all options granted under the plans discussed above had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and net income per share if the Company had applied the fair value recognition provisions of Financial Accounting Standards Board Statement No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), to stock-based employee compensation (in thousands, except per share amounts):

	Years Ended December 31,

		Restated (See Note 2)

	2005	2004	2003

Net income, as reported	$372,740	$94,346	$43,187
Add: Stock-based employee compensation expense recorded, net of forfeitures and taxes	1,795	773	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects(1)	(11,119)	(12,304)	(10,506)

Pro forma net income	$363,416	$82,815	$32,681

Earnings per share:
Basic, as reported	$2.19	$0.57	$0.27

Basic, pro forma	$2.13	$0.50	$0.20

Diluted, as reported	$2.15	$0.56	$0.26

Diluted, pro forma	$2.11	$0.49	$0.20

Weighted-average fair value per share of options granted(1)	$6.33	$6.25	$5.59

(1)	See Note 13 for additional information regarding the computations presented here.
      Statement of cash flows — For purposes of reporting cash flows, cash and cash equivalents include cash on deposit, money market funds and investment grade municipal and commercial bonds with original maturities of 90 days or less.

PATTERSON-UTI ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Recently Issued Accounting Standards — The Financial Accounting standards Board (“FASB”) issued Staff Position FIN 47, Accounting for Conditional Asset Retirement Obligations (“FIN 47”), an interpretation of FASB Statement No. 143, in March 2005. The statement clarifies the term “conditional asset retirement obligation” as used in FASB 143. The provisions of FIN 47, which the Company adopted on December 31, 2005, did not have a material impact on the Company’s financial position or results of operations.
      The FASB issued Statement of Financial Accounting Standard No. 123 (revised 2004), Share-Based Payment (“SFAS 123(R)”) in December 2004; it replaces FASB Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, and supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. Under SFAS 123(R), companies would have been required to implement the standard as of the beginning of the first interim reporting period that begins after June 15, 2005. However, in April 2005, the SEC announced the adoption of an Amendment to Rule 4-01(a) of Regulation S-X regarding the compliance date for SFAS 123(R) that amends the compliance dates and allows companies to implement SFAS 123(R) beginning with the first annual reporting period beginning on or after June 15, 2005. The Company intends to adopt SFAS 123(R) on January 1, 2006.
      We currently use the intrinsic value method to value stock options, and accordingly, no compensation expense has been recognized for stock options since we grant stock options with exercise prices equal to our common stock market price on the date of the grant. SFAS 123(R) requires the expensing of all stock-based compensation, including stock options and restricted shares, using the fair value method. We intend to expense stock options using the Modified Prospective Transition method as described in SFAS 123(R). This method will require expense to be recognized for stock options over their respective remaining vesting periods. No expense will be recognized for stock options vested in periods prior to the adoption of SFAS 123(R). We are evaluating the impact of the adoption of SFAS 123(R) on our results of operations and financial position. Adoption is not expected to have a material effect on our financial position or results of operations.
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
      The FASB issued Statement of Financial Accounting standards No. 154, Accounting changes and Error Corrections — a replacement of APB Opinion No. 20 and FASB Statement No. 3 (“SFAS 154”). SFAS 154 is effective, and will be adopted for accounting changes made in fiscal years beginning after December 15, 2005 and is to be applied retrospectively. SFAS 154 requires that retroactive application of a change in accounting principle be limited to the direct effects of the change. Adoption is not expected to have a material effect on the Company’s financial position or results of operations.
      Reclassifications — Certain reclassifications have been made to the 2004 and 2003 consolidated financial statements in order for them to conform with the 2005 presentation.

PATTERSON-UTI ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.	Embezzlement and Restatements
      On November 3, 2005, the Company announced the resignation of its CFO, Jonathan D. Nelson (“Nelson”). On November 10, 2005, the Company announced that, based on information received by Company senior management on November 9, 2005, the Audit Committee of the Company’s Board of Directors began an investigation into an apparent embezzlement from the Company by Nelson.
      On December 22, 2005, upon recommendation of Company management and the Audit Committee of its Board of Directors, the Company announced that based on the results to date of its internal investigation into the facts and circumstances surrounding the embezzlement by Nelson, the Company would restate previously issued financial statements and amend its previously issued Annual Report on Form 10-K for the year ended December 31, 2004 and Quarterly Reports on Form 10-Q for the periods ended March 31, June 30 and September 30, 2005. These restatements reflect losses incurred as a result of payments made to or for the benefit of Nelson that had been recognized in the Company’s accounting records and previously issued financial statements as payments for assets and services that were not received by the Company. Previously issued financial statements have also been restated for the effects of the correction of other errors that are immaterial both individually and in the aggregate. These other adjustments relate primarily to previously reported property and equipment balances that resulted from our review of our property and equipment records and the underlying physical assets in connection with investigation of the embezzlement. The Company has restated such financial statements, and on March 17, 2006, the Company filed its amended Annual Report on Form 10-K/A and on March 27, 2006, the Company filed its amended Quarterly Reports on Form 10-Q/A with the SEC.
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
      Nelson also instructed certain former employees, who worked under his supervision, to alter management reports related to property and equipment expenditures. Nelson also created fictitious property and equipment approval forms with forged signatures.
      The total amount embezzled was approximately $77.5 million in cash, excluding any tax effects, beginning with the year ended December 31, 1998 through November 3, 2005 as follows (in thousands):

From 1998 to December 31, 2004	$58,961
From January 1, 2005 to September 30, 2005(1)	12,193

Total through September 30, 2005	71,154
From October 1, 2005 to November 3, 2005 (net of $1,500 repayment)(1)	6,350

Total embezzlement	$77,504

(1)	The total amount embezzled during 2005 was $18,543,000 and the Company incurred $1,500,000 of professional fees and expenses as a result of the embezzlement. Accordingly, the total embezzled funds and related expenses in 2005 were $20,043,000.
      The Company promptly advised the United States Securities and Exchange Commission (“SEC”) when it became aware of the embezzlement. The SEC promptly obtained a freeze order on Nelson’s assets

PATTERSON-UTI ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

	As of December 31,

		Effects of	Effects of
	Previously	Adjustment for	Other
	Reported	Embezzlement	Adjustments	Restated

	(In thousands)
2004:
Property and equipment:
At cost	$1,400,848	$(55,211)	$(6,866)	$1,338,771
Accumulated depreciation	(571,973)	1,348	(3,127)	(573,752)
Net	828,875	(53,863)	(9,993)	765,019
Goodwill	101,326	(2,270)	—	99,056
Total assets	1,322,911	(56,133)	(9,993)	1,256,785
Federal and state income taxes payable	2,754	1,311	166	4,231
Deferred tax liabilities, net	162,040	(22,159)	594	140,475
Liabilities	315,372	(20,848)	760	295,284
Retained earnings	415,489	(35,285)	(6,492)	373,712
Accumulated other comprehensive income	11,611	—	(4,261)	7,350
Stockholders’ equity	1,007,539	(35,285)	(10,753)	961,501
2003:
Federal and state income taxes receivable	$12,667	$(1,044)	$(170)	$11,453
Property and equipment:
At cost	1,161,536	(38,240)	(4,992)	1,118,304
Accumulated depreciation	(467,905)	890	(891)	(467,906)
Net	693,631	(37,350)	(5,883)	650,398
Goodwill	51,179	(146)	—	51,033
Total assets	1,084,114	(38,540)	(6,053)	1,039,521
Deferred tax liabilities, net	143,309	(15,044)	386	128,651
Liabilities	264,365	(15,044)	386	249,707
Retained earnings	317,627	(23,496)	(3,894)	290,237
Accumulated other comprehensive income	6,934	—	(2,545)	4,389
Stockholders’ equity	819,749	(23,496)	(6,439)	789,814

PATTERSON-UTI ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The effects of the embezzlement and other adjustments on the Company’s results of operations and cash flows follow:

	Year Ended December 31,

		Effects of	Effects of
	Previously	Adjustment for	Other
	Reported	Embezzlement	Adjustments	Restated

	(In thousands, except per share amounts)
2004:
Depreciation, depletion, amortization and impairment	$119,395	$(461)	$3,866	$122,800
Selling, general and administrative	32,007	(24)	—	31,983
Other (including gain or loss on sale of assets)	1,655	—	(244)	1,411
Embezzled funds expense	—	19,122	—	19,122
Operating income	171,214	(18,637)	(4,110)	148,467
Income before income taxes	171,894	(18,637)	(4,110)	149,147
Income tax expense	63,161	(6,848)	(1,512)	54,801
Net income	108,733	(11,789)	(2,598)	94,346
Per common share:
Basic	0.65	(0.07)	(0.02)	0.57
Diluted	0.64	(0.07)	(0.02)	0.56
Net cash provided by (used in):
Operating activities	222,289	(19,098)	—	203,191
Investing activities	(222,537)	19,098	—	(203,439)
Acquisitions	32,514	(2,127)	—	30,387
Purchases of property and equipment	191,560	(16,971)	—	174,589

PATTERSON-UTI ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31,

		Effects of	Effects of
	Previously	Adjustment for	Other
	Reported	Embezzlement	Adjustments	Restated

	(In thousands, except per share amounts)
2003:
Depreciation, depletion, amortization and impairment	$97,998	$(450)	$3,286	$100,834
Selling, general and administrative	27,709	(24)	—	27,685
Other (including gain or loss on sale of assets)	4,626	—	(247)	4,379
Embezzled funds expense	—	17,849	—	17,849
Operating income	87,190	(17,375)	(3,533)	66,282
Income before income taxes and cumulative effect of change in accounting principle	89,884	(17,375)	(3,533)	68,976
Income tax expense	32,996	(6,378)	(1,298)	25,320
Income before cumulative effect of change in accounting principle	56,888	(10,997)	(2,235)	43,656
Net income	56,419	(10,997)	(2,235)	43,187
Per common share:
Basic	0.35	(0.07)	(0.01)	0.27
Diluted	0.34	(0.07)	(0.01)	0.26
Net cash provided by (used in):
Operating activities	162,776	(17,825)	—	144,951
Investing activities	(154,603)	17,825	—	(136,778)
Purchases of property and equipment	116,626	(17,825)	—	98,801

3.	Acquisitions

2005 Acquisitions
      Key Energy Services, Inc. — On January 15, 2005, the Company purchased land drilling assets from Key Energy Services, Inc. for $61.8 million. The assets included 25 active and 10 stacked land-based drilling rigs, related drilling equipment, yard facilities and a rig moving fleet consisting of approximately 45 trucks and 100 trailers. The transaction was accounted for as an acquisition of assets and the purchase price was allocated among the assets acquired based on their estimated fair market values.
      Other — On June 17, 2005, the Company acquired one land-based drilling rig for $3.6 million and on September 29, 2005, the Company acquired five land-based drilling rigs and related drilling equipment for $8.2 million. The transactions were accounted for as acquisitions of assets and the purchase price was allocated among the assets acquired based on their estimated fair market values.

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

PATTERSON-UTI ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

PATTERSON-UTI ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
      The following table illustrates the Company’s comprehensive income including the effects of foreign currency translation adjustments for the years ended December 31, 2005, 2004 and 2003 (in thousands):

		Restated (See Note 2)

	2005	2004	2003

Net income	$372,740	$94,346	$43,187
Other comprehensive income:
Foreign currency translation adjustment related to Canadian operations	1,215	2,961	5,553

Comprehensive income	$373,955	$97,307	$48,740

PATTERSON-UTI ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Property and Equipment
      Property and equipment consisted of the following at December 31, 2005 and 2004 (in thousands):

		Restated
		(See Note 2)
	2005	2004

Equipment	$1,633,911	$1,239,519
Oil and natural gas properties	79,079	82,711
Buildings	22,490	12,892
Land	5,611	3,649

	1,741,091	1,338,771
Less accumulated depreciation and depletion	(687,246)	(573,752)

	$1,053,845	$765,019

6.	Goodwill
      Goodwill is evaluated to determine if the fair value of the asset has decreased below its carrying value. At December 31, 2005 the Company performed its annual goodwill evaluation and determined no adjustment to impair goodwill was necessary. Goodwill as of December 31, 2005 and 2004 are as follows (in thousands):

		Restated
		(See Note 2)
	2005	2004

Drilling:
Goodwill at beginning of period	$89,092	$41,069
Goodwill in TMBR	—	48,020
Other	—	3

Goodwill at end of period	89,092	89,092

Drilling and completion fluids:
Goodwill at beginning of period	9,964	9,964
Changes to goodwill	—	—

Goodwill at end of period	9,964	9,964

Total goodwill	$99,056	$99,056

7.	Investment in Equity Securities
      As a result of the Company increasing its ownership of TMBR from 19.5% to 100% in 2004, the Company’s consolidated financial statements for 2003 were previously restated to provide for the retroactive application of the equity method of accounting for the investment in TMBR.

PATTERSON-UTI ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following tables present the effects of all restatements for the year ended December 31, 2003 (in thousands, except per share amounts):

	Previously	Effects of
	Reported	Adjustment	Effects of	Effects of
	on Cost	to Equity	Adjustment for	Other
	Basis	Method	Embezzlement	Adjustments	Restated

Other income (loss)	$143	$1,727	$—	$—	$1,870
Deferred income tax expense	$17,274	$634	$(6,615)	$(1,297)	$9,996
Net income	$55,326	$1,093	$(10,997)	$(2,235)	$43,187
Comprehensive income, net of tax	$65,689	$(497)	$(10,997)	$(5,455)	$48,740
Net income per common share:
Basic	$0.34	$0.01	$(0.07)	$(0.01)	$0.27
Diluted	$0.34	$0.01	$(0.07)	$(0.01)	$0.26

8.	Accrued Expenses
      Accrued expenses consisted of the following at December 31, 2005 and 2004 (in thousands):

	2005	2004

Salaries, wages, payroll taxes and benefits	$33,816	$21,245
Workers’ compensation liability	47,107	38,677
Sales, use and other taxes	9,484	5,863
Insurance, other than workers’ compensation	11,365	7,061
Other	10,704	6,317

	$112,476	$79,163

9.	Asset Retirement Obligation
      Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations,” (“SFAS 143”), requires that the Company record a liability for the estimated costs to be incurred in connection with the abandonment of oil and natural gas properties in the future. The following table describes the changes to the Company’s asset retirement obligations during 2005 and 2004 (in thousands):

	2005	2004

Balance at beginning of year	$2,358	$1,163
Liabilities incurred*	101	1,277
Liabilities settled	(808)	(153)
Accretion expense	74	71

Asset retirement obligation at end of year	$1,725	$2,358

*	The 2004 amount includes $1,091 of liabilities assumed in the acquisition of TMBR.
      As a result of the Company’s adoption of SFAS 143, a cumulative effect of change in accounting principle of approximately $469,000, net of tax, was recorded in the first quarter of 2003.

PATTERSON-UTI ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.	Notes Payable
      The Company replaced its prior credit facility in December 2004 with a five-year, $200 million unsecured revolving line of credit (“LOC”). Interest is to be paid on outstanding LOC balances at a floating rate ranging from LIBOR plus 0.625% to 1.0% or the prime rate. This arrangement includes various fees, including a commitment fee on the average daily unused amount (0.15% at December 31, 2005). There are customary restrictions and covenants associated with the LOC. Financial covenants provide for a maximum debt to capitalization ratio and a minimum interest coverage ratio. The Company does not expect that the restrictions and covenants will restrict its ability to operate or react to opportunities that might arise. Availability under the LOC is reduced by outstanding letters of credit which totaled $56 million at December 31, 2005. There were no outstanding borrowings under the LOC at December 31, 2005. Costs of approximately $445,000 were expensed in 2004 to terminate the previous $100 million credit facility.

11.	Commitments, Contingencies and Other Matters
      The Company maintains letters of credit in the aggregate amount of $56.0 million for the benefit of various insurance companies as collateral for retrospective premiums and retained losses which may become payable under the terms of the underlying insurance contracts. These letters of credit expire variously during each calendar year. No amounts have been drawn under the letters of credit.
      Contingencies — The Company’s contract services and oil and natural gas exploration and production operations are subject to inherent risks, including blowouts, cratering, fire and explosions which could result in personal injury or death, suspended drilling operations, damage to, or destruction of equipment, damage to producing formations and pollution or other environmental hazards.
      As a protection against these hazards, the Company maintains general liability insurance coverage of $2.0 million per occurrence with $4.0 million of aggregate coverage and excess liability and umbrella coverages up to $75.0 million per occurrence and in the aggregate. The Company maintains a $1.0 million per occurrence deductible on its workers’ compensation insurance and its general liability insurance coverages. These levels of self-insurance expose the Company to increased operating costs and risks.
      We have signed non-cancelable commitments to purchase $118 million of equipment to be received throughout 2006.
      Net income for the year ended December 31, 2005 includes a charge of $4.2 million related to the financial failure of a workers’ compensation insurance carrier that had provided coverage for the Company in prior years.
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
      In December 2005, two purported derivative actions were filed in Texas state court in Scurry County, Texas, against the directors of the Company, alleging that the directors breached their fiduciary duties to the Company as a result of alleged failure to timely discover the embezzlement. The Board of Directors formed a special litigation committee to review and inquire about these allegations and recommend the Company’s response, if any. Further legal proceedings in these suits have been stayed pending completion of the work of the special litigation committee. The lawsuits seek recovery on behalf of and for the Company and do not seek recovery from the Company.

PATTERSON-UTI ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The Company is party to various other legal proceedings arising in the normal course of its business. The Company does not believe that the outcome of these proceedings, either individually or in the aggregate, will have a material adverse effect on its financial condition.
      Other Matters — Effective January 29, 2004, the Company entered into Change in Control Agreements with its Chairman of the Board, Chief Executive Officer, President, two Senior Vice Presidents and Nelson (the “Key Employees”). On November 3, 2005, Nelson resigned, which resulted in the expiration of his Change in Control Agreement. Each Change in Control Agreement generally has a three-year term with automatic twelve month renewals unless the Company notifies the Key Employee at least ninety days before the end of such renewal period that the term will not be extended. If a change in control of the Company occurs during the term of the agreement and the Key Employee’s employment is terminated (i) by the Company other than for cause or other than automatically as a result of death, disability or retirement or (ii) by the Key Employee for good reason (as those terms are defined in the Change in Control Agreements), then the Key Employee shall be entitled to, among other things,

•	bonus payment equal to the greater of the highest bonus paid after the Change in Control Agreement was entered into and the average of the two annual bonuses earned in the two fiscal years immediately preceding a change in control (such bonus payment prorated for the portion of the fiscal year preceding the termination date);

•	a payment equal to 2.5 times (in the case of the Chairman of the Board, Chief Executive Officer and President and Chief Operating Officer) or 1.5 times (in the case of the Senior Vice Presidents) of the sum of (i) the highest annual salary in effect for such Key Employee and (ii) the average of the three annual bonuses earned by the Key Employee for the three fiscal years preceding the termination date; and

•	continued coverage under the Company’s welfare plans for up to three years (in the case of the Chairman of the Board, Chief Executive Officer and President and Chief Operating Officer) or two years (in the case of the Senior Vice Presidents).
      Each Change in Control Agreement provides the Key Employee with a full gross-up payment for any excise taxes imposed on payments and benefits received under the Change in Control Agreements or otherwise, including other taxes that may be imposed as a result of the gross-up payment.

12.	Stockholders’ Equity
      During the second quarters of 2004 and 2005 and third quarter of 2005, the Company granted restricted shares of the Company’s common stock (the “Restricted Shares”) to certain key employees under the Patterson-UTI Energy, Inc. 1997 Long-Term Incentive Plan, as amended, and the 2005 Plan. As required by APB 25, the Restricted Shares were valued based upon the market price of the Company’s common stock on the date of the grant. The 2005 grants consisted of 305,000 restricted shares with a weighted average grant date fair value of $26.37 per share. The resulting value is being amortized over the vesting period of the stock. For the years ended December 31, 2005 and 2004, compensation expense of $1.8 million and $773,000, net of $327,000 and $5,000 of forfeitures and of $1.0 million and $449,000 of taxes, respectively, was included as a reduction in net income.
      On June 7, 2004, the Company’s Board of Directors authorized a stock buyback program for the purchase of up to $30 million of the Company’s outstanding common stock. During the second quarter of 2004, the Company purchased 100,000 shares of its common stock in the open market for approximately $1.5 million (adjusted to reflect the two-for-one stock split on June 30, 2004). During the fourth quarter of 2005, the Company purchased 355,000 shares of its common stock in the open market for approximately $12.2 million. These shares are included in treasury stock. On March 27, 2006, the Company’s Board of Directors increased the stock buyback program to allow the future purchases of up to $200 million of the Company’s outstanding common stock.

PATTERSON-UTI ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
      On April 28, 2004, the Company’s Board of Directors approved the initiation of a quarterly cash dividend of $0.02 on each share of its common stock which was paid on June 2, 2004. Quarterly dividends in the amount of $0.02 per share were also paid on September 1, 2004 and December 1, 2004. Total dividends paid in 2004 were approximately $10 million. In February 2005, the Company’s Board of Directors approved an increase in the quarterly cash dividend on the Company’s common stock to $0.04 per share from $0.02 per share. Quarterly cash dividends in the amount of $0.04 per share were paid on March 4, 2005, June 1, 2005, September 1, 2005 and December 1, 2005. Total cash dividends in 2005 were approximately $27.3 million. The next quarterly cash dividend is to be paid to holders of record on March 15, 2006 and paid on March 30, 2006. The amount and timing of all future dividend payments is subject to the discretion of the Board of Directors and will depend upon business conditions, results of operations, financial condition, terms of the Company’s credit facilities and other factors.
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
      Employee and Non-Employee Director Stock Option Plans — The Company has eight stock option plans of which one has shares available for grant. The remaining six plans are dormant and the Company does not

PATTERSON-UTI ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
intend to grant any further options under such plans. At December 31, 2005, the Company’s stock option plans were as follows:

	Options		Options
	Authorized	Options	Available
Plan Name	for Grant	Outstanding	for Grant

Patterson-UTI Energy, Inc. 2005 Long-Term Incentive Plan (“2005 Plan”)(1)	6,250,000	—	5,464,217
Patterson-UTI Energy, Inc. Amended and Restated 1997 Long-Term Incentive Plan, as amended (“1997 Plan”)	—	5,010,603	—
Amended and Restated Patterson-UTI Energy, Inc. 2001 Long-Term Incentive Plan (“2001 Plan”)	—	888,304	—
Amended and Restated Non-Employee Director Stock Option Plan of Patterson-UTI Energy, Inc. (“Non- Employee Director Plan”)	—	200,000	—
1997 Stock Option Plan of DSI Industries, Inc. (“DSI Plan”)	—	536	—
Amended and Restated Patterson-UTI Energy, Inc. 1996 Employee Stock Option Plan (“1996 Plan”)	—	95,800	—
Patterson-UTI Energy, Inc., 1993 Incentive Stock Plan, as amended (“1993 Plan”)	—	142,800	—

(1)	Plan is for the benefit of employees of the Company, including officers and directors of the Company.
      The Company’s active plan is the 2005 Plan. A summary of this plan is set forth below.

2005 Plan

•	Administered by the Compensation Committee of the Board of Directors.

•	All employees including officers and directors are eligible for awards.

•	Vesting schedule is set by the Compensation Committee, however, typically awards vest over 4 years.

•	The Compensation Committee sets the term of the award except that no option can have a term of longer than 10 years.

•	The awards granted under the plan, unless otherwise stated in the grant thereof, do not vest upon a change of control as defined in the plan.

•	All options granted under the plan are granted with an exercise price equal to or greater than the fair market value of the Company’s common stock at the time the option is granted.

•	The plan provides for awards of incentive stock options, non-incentive stock options, tandem and freestanding stock appreciation rights, restricted stock awards, other stock unit awards, performance share awards, performance unit awards and dividend equivalents.
      1997 Plan — Options granted under the 1997 Plan vest over three or five years as dictated by the Compensation Committee. These options typically had terms of ten years. All options were granted with an exercise price equal to the fair market value of the Company’s common stock at the time of grant. Restricted Stock Awards granted under the 1997 Plan vest over four years.
      2001 Plan — Options granted under the 2001 Plan vest over five years as dictated by the Compensation Committee. These options had terms of ten years. All options were granted with an exercise price equal to the fair market value of the Company’s common stock at the time of grant. Restricted Stock Awards granted under the 2001 Plan vest over four years.

PATTERSON-UTI ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Non-Employee Director Plan — Options granted under the Non-Employee Director Plan vest on the first anniversary of the option grant. Non-Employee Director Plan options have five year terms. All options were granted with an exercise price equal to the fair market value of the Company’s common stock at the time of grant.
      DSI Plan — Options granted under the DSI plan typically vested at a rate of 33% per year with ten year terms. All options were granted with an exercise price equal to the fair market value of the Company’s common stock at the time of grant.
      1996 Plan — Options granted under the 1996 plan vested over one, four and five years as dictated by the Compensation Committee. These options had terms of five and ten years as dictated by the Compensation Committee. All options were granted with an exercise price equal to the fair market value of the Company’s common stock at the time of grant.
      1993 Plan — Options granted under the 1993 Plan, typically had terms of 10 years and vested over five years in 20% increments beginning at the end of the first year. These options vest in the event of a change of control as defined in the plan. All options were granted with an exercise price equal to the fair market value of the Company’s common stock at the time of grant.
      A summary of the status of the Company’s stock options issued as of December 31, 2005, 2004 and 2003 and the changes during each of the years then ended are presented below (in thousands, except weighted average exercise price):

	2005		2004		2003

	No. of	Weighted	No. of	Weighted	No. of	Weighted
	Shares of	Average	Shares of	Average	Shares of	Average
	Underlying	Exercise	Underlying	Exercise	Underlying	Exercise
	Options	Price	Options	Price	Options	Price

Outstanding at beginning of year	10,006	$12.24	12,276	$10.31	12,277	$8.81
Granted	675	24.63	640	19.19	1,830	16.24
Exercised	(4,044)	10.75	(2,852)	5.55	(1,736)	5.92
Surrendered/Expired	(299)	15.23	(58)	8.76	(95)	9.99

Outstanding at end of year	6,338	$14.37	10,006	$12.24	12,276	$10.31

Exercisable at end of year	4,809	$13.33	6,377	$11.68	5,972	$8.15

PATTERSON-UTI ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table summarizes information about stock options outstanding at December 31, 2005:

	Options Outstanding			Options Exercisable

		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
	Number	Contracted	Exercise	Number	Exercise
Range of Exercise Prices	Outstanding	Life	Price	Exercisable	Prices

$1.5625 to $ 2.50	136,100	3.25	$2.24	136,100	$2.24
$ 2.51 to $ 5.00	41,300	2.16	$4.94	41,300	$4.94
$ 5.01 to $ 7.50	53,436	1.65	$7.36	53,436	$7.36
$ 7.51 to $10.00	1,256,470	5.46	$8.01	879,170	$8.03
$ 10.01 to $12.50	42,500	2.05	$11.48	42,500	$11.48
$ 12.51 to $15.00	1,849,904	6.58	$13.43	1,680,771	$13.34
$ 15.01 to $24.63	2,958,333	7.68	$18.53	1,976,111	$16.81

	6,338,043	6.70	$14.37	4,809,388	$13.33

      Pro Forma Stock-Based Compensation Disclosure — Pro forma information in accordance with SFAS 123 regarding net income and earnings per share, as described in Note 1, has been determined as if the Company had accounted for its employee stock options under the fair value method as defined in that statement. The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option valuation model with the following weighted-average assumptions for grants in 1996 through 2005 respectively; dividend yield of 0.65% for all 2005 grants, 0.06% for all 2004 grants and 0.00% for all other grants; risk-free interest rates are different for each grant and range from 2.18% to 7.02%; the expected term ranges from 3 to 6 years; and a volatility of 38.68% for all 1996 grants, 35.97% for all 1997 grants, 51.08% for all 1998 grants, 61.97% for all 1999 grants, 67.71% for all 2000 grants, 68.33% for all 2001 grants, 63.02% for all 2002 grants, 44.04% for all 2003 grants, 36.84% for all 2004 grants and 26.95% for all 2005 grants. The effects of applying SFAS 123 in this pro forma disclosure are not indicative of future amounts. SFAS 123 does not apply to awards prior to 1996.
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

PATTERSON-UTI ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Tabular Summary — The following table summarizes information regarding the Company’s stock options and warrants granted under the provisions of the aforementioned plans as well as stock options and warrants issued pursuant to transactions described above (in thousands, except weighted average exercise prices):

		Weighted
		Average
	Shares	Exercise Price

Granted
2005	675	$24.63
2004	640	$19.19
2003	1,830	16.24
Exercised
2005	4,044	$10.75
2004	3,502	$7.00
2003	1,941	6.46
Surrendered
2005	299	$15.23
2004	58	$8.76
2003	95	9.99
Outstanding at Year End
2005	6,338	$14.37
2004	10,006	$12.24
2003	12,926	10.47
Exercisable at Year End
2005	4,809	$13.33
2004	6,377	$11.68
2003	6,622	8.66

14.	Leases
      The Company incurred rent expense, consisting primarily of daily rental charges for the use of drilling equipment, of $10.5 million, $9.1 million and $8.6 million, for the years 2005, 2004 and 2003, respectively. The Company’s obligations under non-cancelable operating lease agreements are not material to the Company’s operations.

PATTERSON-UTI ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15.	Income Taxes
      Components of the income tax provision applicable for Federal, state and foreign income taxes are as follows (in thousands):

		Restated (See Note 2)

	2005	2004	2003

Federal income tax expense (benefit):
Current	$174,635	$32,686	$14,073
Deferred	14,182	12,366	7,794

	188,817	45,052	21,867

State income tax expense (benefit):
Current	13,045	2,031	1,233
Deferred	1,431	1,555	(487)

	14,476	3,586	746

Foreign income tax expense (benefit):
Current	7,238	5,235	18
Deferred	1,488	928	2,689

	8,726	6,163	2,707

Total:
Current	194,918	39,952	15,324
Deferred	17,101	14,849	9,996

Total income tax expense	$212,019	$54,801	$25,320

      The difference between the statutory Federal income tax rate and the effective income tax rate is summarized as follows:

		Restated
		(See Note 2)

	2005	2004	2003

Statutory tax rate	35.0%	35.0%	35.0%
State income taxes	1.8	1.6	1.5
Permanent differences	(0.6)	0.4	0.8
Other, net	0.1	(0.3)	(0.6)

Effective tax rate	36.3%	36.7%	36.7%

      In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. The Company expects the deferred tax assets at December 31, 2005 to be realized as a result of the reversal during the carryforward period of existing taxable temporary differences giving rise to deferred tax liabilities and the generation of taxable income in the carryforward period; therefore, no valuation allowance is necessary.

PATTERSON-UTI ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The tax effect of significant temporary differences representing deferred tax assets and liabilities and changes therein were as follows (in thousands):

			Restated (See Note 2)

	December 31,	Net	December 31,	Net	December 31,	Net	January 1,
	2005	Change	2004	Change	2003	Change	2003

Deferred tax assets:
Current:
Federal net operating loss carryforwards	$1,870	$—	$1,870	$1,870	$—	$—	$—
Workers’ compensation allowance	19,461	4,584	14,877	1,545	13,332	6,159	7,173
AMT credit	—	—	—	(602)	602	—	602
Other	11,364	4,386	6,978	1,238	5,740	(1,775)	7,515

	32,695	8,970	23,725	4,051	19,674	4,384	15,290

Non-current:
Federal net operating loss carryforwards	2,245	(1,870)	4,115	4,115	—	—	—
AMT credit	118	—	118	118	—	—	—
Federal benefit of foreign deferred tax liabilities	8,196	1,488	6,708	933	5,775	2,019	3,756
Federal benefit of state deferred tax liabilities	4,232	717	3,515	421	3,094	1,275	1,819
Embezzled funds expense	—	(22,178)	22,178	7,193	14,985	6,713	8,272
Other	937	174	763	763	—	—	—

	15,728	(21,669)	37,397	13,543	23,854	10,007	13,847

Total deferred tax assets	48,423	(12,699)	61,122	17,594	43,528	14,391	29,137

Deferred tax liabilities:
Current:
Other	(6,313)	1,421	(7,734)	(4,509)	(3,225)	(3,225)	—

Non-current:
Property and equipment basis difference	(179,725)	(6,381)	(173,344)	(25,534)	(147,810)	(16,683)	(131,127)
Other	(5,191)	(663)	(4,528)	167	(4,695)	(4,795)	100

	(184,916)	(7,044)	(177,872)	(25,367)	(152,505)	(21,478)	(131,027)

Total deferred tax liabilities	(191,229)	(5,623)	(185,606)	(29,876)	(155,730)	(24,703)	(131,027)

Net deferred tax liability	$(142,806)	$(18,322)	$(124,484)	$(12,282)	$(112,202)	$(10,312)	$(101,890)

      Management expects to deduct accumulated net embezzlement losses in the Company’s 2005 tax returns, which corresponds with the period in which the embezzlement was detected.

PATTERSON-UTI ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Other deferred tax assets consist primarily of various allowance accounts and tax deferred expenses expected to generate future tax benefit of approximately $12 million. Other deferred tax liabilities consist primarily of receivables from insurance companies and tax deferred income not yet recognized for tax purposes.
      For tax purposes, the Company has available at December 31, 2005, Federal net operating loss carryforwards of approximately $11 million and $118,000 of alternative minimum tax credit carryforwards. These carryforwards are attributable to the acquisition of TMBR in February 2004.
      The net operating loss carryforwards, if unused, are scheduled to expire as follows: 2006 — $1 million, 2011 — $2 million, 2018 — $4 million and 2019 — $4 million. The alternative minimum tax credit may be carried forward indefinitely.

16.	Employee Benefits
      The Company maintains a 401(k) plan for all eligible employees. The Company’s operating results include expenses of approximately $2.7 million in 2005, $2.2 million in 2004 and $1.5 million in 2003 for the Company’s discretionary contributions to the plan.

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
      Contract Drilling — The Company markets its contract drilling services to major and independent oil and natural gas operators. As of December 31, 2005, the Company owned 403 drilling rigs, of which 156 of the drilling rigs were based in the Permian Basin region, 53 in South Texas, 42 in the Ark-La-Tex region and Mississippi, 88 in the Mid-Continent region, 46 in the Rocky Mountain region and 18 in Western Canada. The Company operated 307 of its drilling rigs in 2005.
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
      Drilling and Completion Fluids — The Company provides drilling fluids, completion fluids and related services to oil and natural gas operators offshore in the Gulf of Mexico and on land in Texas, Southeastern New Mexico, Oklahoma and the Gulf Coast region of Louisiana. Drilling and completion fluids are used by oil and natural gas operators during the drilling process to control pressure when drilling oil and natural gas wells. The drilling fluids operations were added by the Company during 1998 with its acquisition of two companies with operations in Texas, Southeastern New Mexico, Oklahoma and Colorado. The Company’s services were expanded to include completion fluids in October 2000 with the acquisition of the drilling and completion fluids division of Ambar, Inc., which had operations in the coastal areas of Texas, Louisiana and in the Gulf of Mexico.
      Oil and Natural Gas — The Company is engaged in the development, exploration, acquisition and production of oil and natural gas.

PATTERSON-UTI ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following tables summarize selected financial information relating to the Company’s business segments (in thousands):

	Years Ended December 31,

		Restated (See Note 2)

	2005	2004	2003

Revenues:
Contract drilling(a)	$1,488,485	$815,683	$640,788
Pressure pumping	93,144	66,654	46,083
Drilling and completion fluids(b)	122,309	90,858	69,286
Oil and natural gas	39,616	33,867	21,163

Total segment revenues	1,743,554	1,007,062	777,320
Elimination of intercompany revenues(a)(b)	(3,099)	(6,293)	(1,150)

Total revenues	$1,740,455	$1,000,769	$776,170

Income (loss) before income taxes:
Contract drilling	$572,562	$146,626	$72,814
Pressure pumping	21,664	16,747	10,442
Drilling and completion fluids	11,947	4,202	(1,920)
Oil and natural gas	13,405	10,764	7,784

	619,578	178,339	89,120
Corporate and other	(14,223)	(10,750)	(7,441)
Other charges(c)	(4,016)	—	2,452
Embezzled funds and related expenses(d)	(20,043)	(19,122)	(17,849)
Interest income	3,551	1,140	1,116
Interest expense	(516)	(695)	(292)
Other	428	235	1,870

Income before income taxes	$584,759	$149,147	$68,976

Identifiable assets:
Contract drilling	$1,421,779	$961,873	$766,039
Pressure pumping	72,536	49,145	35,066
Drilling and completion fluids	90,904	62,970	56,215
Oil and natural gas	60,785	62,984	37,111

	1,646,004	1,136,972	894,431
Corporate and other(e)	149,777	119,813	145,090

Total assets	$1,795,781	$1,256,785	$1,039,521

Depreciation, depletion and impairment:
Contract drilling(d)	$131,740	$101,779	$87,255
Pressure pumping	7,094	5,112	3,774
Drilling and completion fluids	2,368	2,156	2,279
Oil and natural gas	14,456	13,309	7,082

	155,658	122,356	100,390
Corporate and other	735	444	444

Total depreciation, depletion and impairment	$156,393	$122,800	$100,834

PATTERSON-UTI ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Years Ended December 31,

		Restated (See Note 2)

	2005	2004	2003

Capital expenditures:
Contract drilling(d)	$329,073	$140,945	$77,350
Pressure pumping	25,508	17,705	10,524
Drilling and completion fluids	3,042	1,488	912
Oil and natural gas	17,163	14,451	10,015
Corporate and other	5,308	—	—

Total capital expenditures	$380,094	$174,589	$98,801

(a)	Includes contract drilling intercompany revenues of approximately $2.8 million, $6.0 million and $1.1 million for the years ended December 31, 2005, 2004 and 2003, respectively.

(b)	Includes drilling and completion fluids intercompany revenues of approximately $298,000, $301,000 and $56,000 for the years ended December 31, 2005, 2004 and 2003, respectively.

(c)	Other charges relate to decisions of the executive management group regarding corporate strategy, credit risk, loss contingencies and restructuring activities. Due to the non-operating nature of these decisions, the related charges have been separately presented and excluded from the results of specific segments. These charges are primarily related to the contract drilling segment.

(d)	The Company’s former CFO perpetrated an embezzlement over a period of more than five years. Embezzled funds expense includes adjustments to eliminate payments related to the embezzlement previously capitalized as property and equipment and goodwill acquired. The related depreciation and other amounts expensed have also been reversed from the Company’s accounting records (See Note 2).

(e)	Corporate assets primarily include cash on hand managed by the parent corporation and certain deferred Federal income tax assets.

18.	Quarterly Financial Information (unaudited)
      On December 22, 2005, upon recommendation of Company management and the Audit Committee of its Board of Directors, the Company announced that based on the results to date of its internal investigation into the facts and circumstances surrounding the embezzlement by Nelson, the Company would restate previously issued financial statements and amend its previously issued Annual Report on Form 10-K for the year ended December 31, 2004 and Quarterly Reports on Form 10-Q for the periods ended March 31, June 30 and September 30, 2005. These restatements reflect losses incurred as a result of payments made to or for the benefit of Nelson that had been recognized in the Company’s accounting records and previously issued financial statements as payments for assets and services that were not received by the Company. Previously issued financial statements have also been restated for the effects of the correction of other errors that are immaterial both individually and in the aggregate. These other adjustments relate primarily to previously reported property and equipment balances that resulted from our review of our property and equipment records and the underlying physical assets in connection with investigation of the embezzlement. The Company has restated such financial statements, and on March 17, 2006, the Company filed its amended Annual Report on Form 10-K/A and on March 27, 2006, the Company filed its amended Quarterly Reports on Form 10-Q/A with the SEC. Quarterly financial information and the

PATTERSON-UTI ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
related effects of the restatement due to the embezzlement and other adjustments for the years ended December 31, 2005 and 2004 is as follows (in thousands, except per share amounts):

	Restated (See Note 2)

	1st	2nd	3rd	4th
	Quarter	Quarter	Quarter	Quarter

2005
Operating revenues	$350,593	$389,922	$468,739	$531,201
Operating income:
As previously reported	$94,252	$122,416	$173,511	$—
Adjustment for effects of embezzlement	(1,381)	(4,717)	(4,721)	—
Other adjustments	(1,038)	(1,048)	(1,344)	—

	$91,833	$116,651	$167,446	$205,366

Net income:
As previously reported	$59,748	$77,665	$110,135	$—
Adjustment for effects of embezzlement	(872)	(2,978)	(2,981)	—
Other adjustments	(656)	(661)	(849)	—

	$58,220	$74,026	$106,305	$134,189

Earnings per share:
Basic:
As previously reported	$0.35	$0.46	$0.64	$—
Adjustment for effects of embezzlement	$(0.01)	$(0.02)	$(0.02)	$—
Other adjustments	$—	$—	$—	$—
	$0.34	$0.44	$0.62	$0.78
Diluted:
As previously reported	$0.35	$0.45	$0.63	$—
Adjustment for effects of embezzlement	$(0.01)	$(0.02)	$(0.02)	$—
Other adjustments	$—	$—	$—	$—
	$0.34	$0.43	$0.61	$0.77

	Restated (See Note 2)

	1st	2nd	3rd	4th
	Quarter	Quarter	Quarter	Quarter

2004
Operating revenues	$218,779	$234,510	$259,174	$288,306
Operating income:
As previously reported	$32,510	$30,799	$47,408	$60,497
Adjustment for effects of embezzlement	(5,013)	(3,470)	(4,642)	(5,512)
Other adjustments	(927)	(1,002)	(1,024)	(1,157)

	$26,570	$26,327	$41,742	$53,828

PATTERSON-UTI ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Restated (See Note 2)

	1st	2nd	3rd	4th
	Quarter	Quarter	Quarter	Quarter

Net income:
As previously reported	$20,682	$19,607	$29,964	$38,480
Adjustment for effects of embezzlement	(3,164)	(2,186)	(2,921)	(3,518)
Other adjustments	(585)	(631)	(645)	(737)

	$16,933	$16,790	$26,398	$34,225

Earnings per share:
Basic:
As previously reported	$0.12	$0.12	$0.18	$0.23
Adjustment for effects of embezzlement	$(0.02)	$(0.01)	$(0.02)	$(0.02)
Other adjustments	$—	$—	$—	$—
	$0.10	$0.10	$0.16	$0.20
Diluted:
As previously reported	$0.12	$0.12	$0.18	$0.23
Adjustment for effects of embezzlement	$(0.02)	$(0.01)	$(0.02)	$(0.02)
Other adjustments	$—	$—	$—	$—
	$0.10	$0.10	$0.16	$0.20

19.	Concentrations of Credit Risk
      Financial instruments, which potentially subject the Company to concentrations of credit risk, consist primarily of demand deposits, temporary cash investments and trade receivables.
      The Company believes that it places its demand deposits and temporary cash investments with high credit quality financial institutions. At December 31, 2005 and 2004, the Company’s demand deposits and temporary cash investments consisted of the following (in thousands):

	2005	2004

Deposits in FDIC and SIPC-insured institutions under $100,000	$1,066	$2,023
Deposits in FDIC and SIPC-insured institutions over $100,000	153,261	131,427
Deposits in Foreign Banks	2,513	—

	156,840	133,450
Less outstanding checks and other reconciling items	(20,442)	(21,079)

Cash and cash equivalents	$136,398	$112,371

      Concentrations of credit risk with respect to trade receivables are primarily focused on companies involved in the exploration and development of oil and natural gas properties. The concentration is somewhat mitigated by the diversification of customers for which the Company provides drilling services. As is general industry practice, the Company generally does not require customers to provide collateral. No significant losses from individual contracts were experienced during the years ended December 31, 2005, 2004, or 2003. The Company recognized bad debt expense for 2005, 2004 and 2003 of $1.2 million, $897,000 and $259,000, respectively.
      The carrying values of cash and cash equivalents, marketable securities and trade receivables approximate fair value due to the short-term maturity of these assets.

PATTERSON-UTI ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

20.	Related Party Transactions
      Joint Operation of Oil and Natural Gas Properties — The Company operates certain oil and natural gas properties in which certain of its affiliated persons have participated, either individually or through entities they control, in the prospects or properties in which the Company has an interest. These participations, which have been on a working interest basis, have been in prospects or properties originated or acquired by Patterson-UTI. At December 31, 2005, affiliated persons were working interest owners in 254 of 305 total wells operated by Patterson-UTI. Sales were made by Patterson-UTI at its cost, comprised of Patterson-UTI’s costs of acquiring and preparing the working interests for sale. These costs were paid by the working interest owners on a pro rata basis based upon their working interest ownership percentage. The price at which working interests were sold to affiliated persons was the same price at which working interests were sold to unaffiliated persons. The affiliated persons earned oil and natural gas production revenue (net of royalty) of $15.5 million, $13.8 million and $11.1 million from these properties in 2005, 2004 and 2003, respectively. These persons or entities in turn paid for joint operating costs (including drilling and other development expenses) of $9.5 million, $7.5 million and $7.9 million incurred in 2005, 2004 and 2003, respectively. These activities resulted in a payable to the affiliated persons of approximately $1.5 million and $1.2 million and a receivable from the affiliated persons of approximately $1.2 million and $856,000 at December 31, 2005 and 2004, respectively.
      Other — In 2005, 2004 and 2003, the Company paid approximately $424,000, $914,000 and $740,000, respectively, to TMP Truck and Trailer LP (“TMP”), during the period it was owned by Thomas M. Patterson (son of A. Glenn Patterson), for certain equipment and metal fabrication services. Purchases from TMP were at current market prices.
      In 2005 and 2004, the Company paid approximately $273,000 and $39,000, respectively, to Melco Services (“Melco”) for dirt contracting services and $59,000 and $44,000, respectively, to L&N Transportation (“L&N”) for water hauling services. Both entities are owned by Lance D. Nelson, brother of Jonathan D. Nelson, Patterson-UTI’s former CFO. Purchases from Melco and L&N were at current market prices.
      See Note 2 for information pertaining to fraudulent payments made to or for the benefit of Jonathan D. Nelson, our former CFO.

PATTERSON-UTI ENERGY, INC. AND SUBSIDIARIES
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

		Charged to
	Beginning	Costs and		Ending
Description	Balance	Expenses(1)	Deductions(2)	Balance

	(In thousands)
Year Ended December 31, 2005
Deducted from asset accounts:
Allowance for doubtful accounts	$1,909	$1,231	$941	$2,199
Year Ended December 31, 2004
Deducted from asset accounts:
Allowance for doubtful accounts	$2,133	$897	$1,121	$1,909
Year Ended December 31, 2003
Deducted from asset accounts:
Allowance for doubtful accounts	$3,144	$259	$1,270	$2,133

(1)	Net of recoveries.

(2)	Uncollectible accounts written off.

S-1

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Patterson-UTI Energy, Inc. has duly caused this Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

PATTERSON-UTI ENERGY, INC.

By:	/s/ CLOYCE A. TALBOTT

Cloyce A. Talbott
Chief Executive Officer
Date: March 30, 2006
      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on Form 10-K has been signed by the following persons on behalf of Patterson-UTI Energy, Inc. and in the capacities indicated as of March 30, 2006.

Signature	Title

/s/ MARK S. SIEGEL Mark S. Siegel	Chairman of the Board

/s/ CLOYCE A. TALBOTT Cloyce A. Talbott (Principal Executive Officer)	Chief Executive Officer and Director

/s/ A. GLENN PATTERSON A. Glenn Patterson	President, Chief Operating Officer and Director

/s/ KENNETH N. BERNS Kenneth N. Berns	Senior Vice President and Director

/s/ JOHN E. VOLLMER III John E. Vollmer III (Principal Financial and Accounting Officer)	Senior Vice President — Corporate Development, Chief Financial Officer, Secretary and Treasurer

/s/ ROBERT C. GIST Robert C. Gist	Director

/s/ CURTIS W. HUFF Curtis W. Huff	Director

/s/ TERRY H. HUNT Terry H. Hunt	Director

/s/ KENNETH R. PEAK Kenneth R. Peak	Director

/s/ NADINE C. SMITH Nadine C. Smith	Director

EXHIBIT INDEX

3.1	Restated Certificate of Incorporation, as amended (filed August 9, 2004 as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004 and incorporated herein by reference).
3.2	Amendment to Restated Certificate of Incorporation, as amended (filed August 9, 2004 as Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004 and incorporated herein by reference).
3.3	Amended and Restated Bylaws (filed March 19, 2002 as Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001 and incorporated herein by reference).
4.1	Rights Agreement dated January 2, 1997, between Patterson Energy, Inc. and Continental Stock Transfer & Trust Company (filed January 14, 1997 as Exhibit 2 to the Company’s Registration Statement on Form 8-A and incorporated herein by reference).
4.2	Amendment to Rights Agreement dated as of October 23, 2001 (filed October 31, 2001 as Exhibit 3.4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2001 and incorporated herein by reference).
4.3	Restated Certificate of Incorporation, as amended (See Exhibits 3.1 and 3.2).
4.4	Registration Rights Agreement with Bear, Stearns and Co. Inc., dated March 25, 1994, as assigned by REMY Capital Partners III, L.P.(filed March 19, 2002 as Exhibit 4.3 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001 and incorporated herein by reference).
10.1	For additional material contracts, see Exhibits 4.1, 4.2 and 4.4.
10.2	Patterson-UTI Energy, Inc., 1993 Stock Incentive Plan, as amended (filed March 13, 1998 as Exhibit 10.1 to the Company’s Registration Statement on Form S-8 (File No. 333-47917) and incorporated herein by reference).*
10.3	Patterson-UTI Energy, Inc. Non-Employee Directors’ Stock Option Plan, as amended (filed November 4, 1997 as Exhibit 10.1 to the Company’s Registration Statement on Form S-8 (File No. 333-39471) and incorporated herein by reference).*
10.4	Amended and Restated Patterson-UTI Energy, Inc. 2001 Long-Term Incentive Plan (filed November 27, 2002 as Exhibit 4.4 to Post Effective Amendment No. 1 to the Company’s Registration Statement on Form S-8 (File No. 333-60470) and incorporated herein by reference).*
10.5	Patterson-UTI Energy, Inc. Amended and Restated 1997 Long-Term Incentive Plan (filed July 28, 2003 as Exhibit 4.7 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003 and incorporated herein by reference).*
10.6	Amendment to the Patterson-UTI Energy, Inc. Amended and Restated 1997 Long-Term Incentive Plan (filed August 9, 2004 as Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004 and incorporated herein by reference).*
10.7	Amended and Restated Patterson-UTI Energy, Inc. Non-Employee Director Stock Option Plan(filed July 28, 2003 as Exhibit 4.8 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003 and incorporated herein by reference).*
10.8	Amended and Restated Patterson-UTI Energy, Inc. 1996 Employee Stock Option Plan (filed July 25, 2001 as Exhibit 4.4 to Post-Effective Amendment No. 1 to the Company’s Registration Statement on Form S-8 (File No. 333-60466) and incorporated herein by reference).*
10.9	1997 Stock Option Plan of DSI Industries, Inc. (filed July 25, 2001 as Exhibit 4.4 to Post-Effective Amendment No. 1 to the Company’s Registration Statement on Form S-8 (File No. 333-60470) and incorporated herein by reference).*
10.10	Patterson-UTI Energy, Inc. 2005 Long-Term Incentive Plan, including Form of Executive Officer Restricted Stock Award Agreement, Form of Executive Officer Stock Option Agreement, Form of Non-Employee Director Restricted Stock Award Agreement and Form of Non-Employee Director Stock Option Agreement (filed June 15, 2005 as Exhibit 10.1 to the Company’s Current Report on Form 8-K, and incorporated herein by reference).*
10.11	Restricted Stock Award Agreement dated April 28, 2004 between Patterson-UTI Energy, Inc. and Mark S. Siegel (filed August 9, 2004 as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004 and incorporated herein by reference).*

10.12	Restricted Stock Award Agreement dated April 28, 2004 between Patterson-UTI Energy, Inc. and Cloyce A. Talbott (filed August 9, 2004 as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004 and incorporated herein by reference).*
10.13	Restricted Stock Award Agreement dated April 28, 2004 between Patterson-UTI Energy, Inc. and A. Glenn Patterson (filed August 9, 2004 as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004 and incorporated herein by reference).*
10.14	Restricted Stock Award Agreement dated April 28, 2004 between Patterson-UTI Energy, Inc. and Kenneth N. Berns (filed August 9, 2004 as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004 and incorporated herein by reference).*
10.15	Restricted Stock Award Agreement dated April 28, 2004 between Patterson-UTI Energy, Inc. and John E. Vollmer III (filed August 9, 2004 as Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004 and incorporated herein by reference).*
10.16	Patterson-UTI Energy, Inc. Change in Control Agreement, effective as of January 29, 2004, by and between Patterson-UTI Energy, Inc. and Mark S. Siegel (filed on February 4, 2004 as Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 and incorporated herein by reference).*
10.17	Patterson-UTI Energy, Inc. Change in Control Agreement, effective as of January 29, 2004, by and between Patterson-UTI Energy, Inc. and A. Glenn Patterson (filed on February 4, 2004 as Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 and incorporated herein by reference).*
10.18	Patterson-UTI Energy, Inc. Change in Control Agreement, effective as of January 29, 2004, by and between Patterson-UTI Energy, Inc. and Cloyce A. Talbott (filed on February 4, 2004 as Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 and incorporated herein by reference).*
10.19	Patterson-UTI Energy, Inc. Change in Control Agreement, effective as of January 29, 2004, by and between Patterson-UTI Energy, Inc. and Kenneth N. Berns (filed on February 4, 2004 as Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 and incorporated herein by reference).*
10.20	Patterson-UTI Energy, Inc. Change in Control Agreement, effective as of January 29, 2004, by and between Patterson-UTI Energy, Inc. and John E. Vollmer III (filed on February 4, 2004 as Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 and incorporated herein by reference).*
10.21	Form of Letter Agreement regarding termination, effective as of January 29, 2004, entered into by Patterson-UTI Energy, Inc. with each of Mark S. Siegel, Kenneth N. Berns and John E. Vollmer III (filed on February 25, 2005 as Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 and incorporated herein by reference).*
10.22	Form of Indemnification Agreement entered into by Patterson-UTI Energy, Inc. with each of Mark S. Siegel, Cloyce A. Talbott, A. Glenn Patterson, Kenneth N. Berns, Robert C. Gist, Curtis W. Huff, Terry H. Hunt, Kenneth R. Peak, Nadine C. Smith and John E. Vollmer III (filed April 28, 2004 as Exhibit 10.11 to the Company’s Annual Report on Form 10-K, as amended, for the year ended December 31, 2003 and incorporated herein by reference).*
10.23	Credit Agreement dated as of December 17, 2004 among Patterson-UTI Energy, Inc., as the Borrower, Bank of America, N.A., as administrative agent, L/ C Issuer and a Lender and the other lenders and agents party thereto (filed on December 23, 2004 as Exhibit 10.1 to the Company’s Current Report on Form 8-K and incorporated herein by reference).
10.24	Summary Description of 2005 Bonus Compensation Program (filed on April 29, 2005 in the Company’s Current Report on Form 8-K and incorporated herein by reference).*
10.25	Summary Description of Director Compensation (filed on February 25, 2005 as Exhibit 10.27 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 and incorporated herein by reference).*
14.1	Patterson-UTI Energy, Inc. Code of Business Conduct and Ethics for Senior Financial Executives (filed on February 4, 2004 as Exhibit 14.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 and incorporated herein by reference).
21.1	Subsidiaries of the Registrant.
23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management Contract or Compensatory Plan identified as required by Item 15(a)(3) of Form 10-K.