Form 10-K/A
period 2005-12-31
PATTERSON UTI ENERGY INC
filed 2006-05-01
CIK 889900

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
(Title of class)
Common Stock, $.01 Par Value
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☑ No ☐
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐ No ☑
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2005, the last business day of the registrant’s most recently completed second fiscal quarter was $4,657,765,918, calculated by reference to the closing price of $27.83 for the common stock on the Nasdaq National Market on that date.
     As of April 24,2006, the registrant had outstanding 171,500,327 shares of common stock, $.01 par value, its only class of voting stock.

EXPLANATORY NOTE
     This Amendment No. 1 on Form 10-K/A to Patterson-UTI Energy, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2005 (“Form 10-K”) is being filed to provide the information in Items 10, 11, 12, 13 and 14 of Part III of the Form 10-K.
PART III
Item 10. Directors and Executive Officers of the Registrant.
Board of Directors
     Set forth below is the name, age, position and a brief description of the business experience during at least the past five years of each of the members of Patterson-UTI’s Board of Directors.

Name	Age	Position
Mark S. Siegel	55	Chairman of the Board and Director
Cloyce A. Talbott	70	Chief Executive Officer and Director
A. Glenn Patterson	59	President, Chief Operating Officer and Director
Kenneth N. Berns	46	Senior Vice President and Director
Robert C. Gist	65	Director
Curtis W. Huff	48	Director
Terry H. Hunt	57	Director
Kenneth R. Peak	60	Director
Nadine C. Smith	48	Director
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
     Terry H. Hunt — Mr. Hunt has served as a director of Patterson-UTI since April 2003 and served as a director of UTI from 1994 to May 2001. Mr. Hunt is an energy consultant and investor. Mr. Hunt served as Senior Vice President — Strategic Planning of PPL Corporation, an international energy and utility holding company, from 1998 to 2000. Mr. Hunt served as the President and Chief Executive Officer of Penn Fuel Gas, Inc., a natural gas and propane distribution company, from 1992 to 1999. Previously, Mr. Hunt was President and Chairman of Carnegie Natural Gas Company, a gas distribution and transportation company, and of Apollo Gas Company, a natural gas distributor. Mr. Hunt holds a Bachelor of Engineering degree from the University of Saskatchewan, Canada and a Masters of Business Administration from Southern Methodist University.
     Kenneth R. Peak — Mr. Peak has served as a director of Patterson-UTI since November 2000. Mr. Peak is the Chairman of the Board, President, Chief Executive Officer and Chief Financial Officer of Contango Oil & Gas Company and has served in that capacity since 1999. Mr. Peak served as the President of Peak Enernomics, Incorporated, an oil and gas industry consulting company, from 1990 to 1999. Prior to that time, Mr. Peak served as the Treasurer of Tosco Corporation, an independent oil refiner, and as Chief Financial Officer of Texas International Company, an independent oil and gas exploration and production company. His tenure at Texas International Company included serving as President of TIPCO, the domestic operating subsidiary of Texas International’s oil and natural gas operations. Mr. Peak’s energy career began in 1973 as a commercial banker with First Chicago’s energy group. Mr. Peak holds a

Bachelor of Science degree in physics from Ohio University and a Masters of Business Administration from Columbia University.
     Nadine C. Smith — Ms. Smith has served as a director of Patterson-UTI since May 2001 and served as a director of UTI from 1995 to May 2001. Ms. Smith is a private investor and business consultant. During the past ten years, Ms. Smith served as president of several companies, including, most recently, Final Arrangements, LLC, a company providing software and web-based internet services to the funeral industry. Prior to that time, Ms. Smith was an investment banker with NC Smith & Co. and The First Boston Corporation and a management consultant with McKinsey & Co. Ms. Smith is a director of American Retirement Corporation, a New York Stock Exchange listed company that owns and manages senior housing properties and Gran Tierra, an independent international energy company involved in oil and natural gas exploration and exploitation. Ms. Smith holds a Bachelor of Science degree in economics from Smith College and a Masters of Business Administration from Yale University.
Executive Officers
     Set forth below is the name, age and position followed by a brief description of the business experience during at least the past five years for the executive officer of Patterson-UTI who is not also a member of the Board of Directors.

Name	Age	Position

John E. Vollmer III	50	Senior Vice President — Corporate Development, Chief Financial Officer, Secretary and Treasurer
     John E. Vollmer III — Mr. Vollmer has served as Chief Financial Officer, Secretary and Treasurer of Patterson-UTI since November 2005 and Senior Vice President-Corporate Development of Patterson-UTI since May 2001. Mr. Vollmer served as Senior Vice President, Chief Financial Officer, Secretary and Treasurer of UTI from 1998 to May 2001. From 1992 until 1997, Mr. Vollmer served in a variety of capacities at Blockbuster Entertainment, including Senior Vice President-Finance and Chief Financial Officer of Blockbuster Entertainment’s Music Division. Mr. Vollmer holds a Bachelor of Arts in Accounting from Michigan State University.
     There are no arrangements or understandings between any person and any of the directors or executive officers pursuant to which such person was selected as a director, executive officer or nominee. There are no family relationships among any of the directors or executive officers of Patterson-UTI, other than between Messrs. Talbott and Patterson, who are brothers-in-law.
Audit Committee Matters
     The Board of Directors has a standing Audit Committee. The Board has confirmed that all members of the Audit Committee are “independent” within the meaning of Item 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and within the meaning of the NASD’s published listing standards. The Audit Committee members are Messrs. Peak, Gist and Huff and Ms. Smith. The Board of Directors has determined that Mr.

Peak is an “audit committee financial expert” within the meaning of applicable Securities and Exchange Commission (“SEC”) rules.
Section 16(a) Beneficial Ownership Reporting Compliance
     Section 16(a) of the Exchange Act requires Patterson-UTI’s officers and directors and persons who own more than 10% of a registered class of Patterson-UTI’s equity securities to file reports of ownership and changes in ownership with the SEC. Each of these persons is required by SEC regulation to furnish Patterson-UTI with copies of Section 16(a) filings.
     Based solely on its review of copies of such forms received by it, Patterson-UTI believes that, during the year ended December 31, 2005, its officers, directors and beneficial owners of more than ten percent of a registered class of its equity securities complied with all applicable filing requirements.
Code of Ethics
     With respect to its executive management, Patterson-UTI has adopted a Code of Business Conduct and Ethics for Senior Financial Executives to ensure that Patterson-UTI maintains the highest integrity with respect to the preparation and reporting of financial information related to Patterson-UTI. This Code applies to the Chief Executive Officer, all Senior Vice Presidents, the Chief Financial Officer, the Chief Accounting Officer, the Controller, and persons performing similar functions. The Code is filed as Exhibit 14.1 to Patterson-UTI’s Form 10-K/A.
Item 11. Executive Compensation.
Compensation of Executive Officers
     The following table sets forth information concerning compensation for 2005, 2004 and 2003 earned by or paid to the Chief Executive Officer and other named executive officers of Patterson-UTI:

		Annual Compensation
							Securities
				Other Annual	Restricted		Underlying	All Other
		Salary	Bonus	Compensation(1)	Stock		Options Granted	Compensation(2)
Name and Principal Position(s)	Year	($)	($)	($)	Award(s)		(#)	($)
Mark S. Siegel	2005	350,000	1,650,000	—	30,000	(3)	150,000	—
Chairman of the Board	2004	350,000	645,798	—	50,000	(4)	120,000	—
	2003	298,333	411,530	—	—		380,000	—
Cloyce A. Talbott	2005	450,000	1,000,000	102,238	30,000	(3)	150,000	6,422
Chief Executive Officer	2004	450,000	645,798	53,858	50,000	(4)	120,000	5,644
	2003	413,750	411,530	—	—		380,000	4,935
A. Glenn Patterson	2005	450,000	1,000,000	—	30,000	(3)	150,000	6,422
President and Chief	2004	450,000	645,798	—	50,000	(4)	120,000	5,644
Operating Officer	2003	413,750	411,530	—	—		380,000	4,935
Kenneth N. Berns	2005	215,000	900,000	—	15,000	(3)	75,000	—
Senior Vice President	2004	215,000	322,899	—	25,000	(4)	60,000	—
	2003	182,333	205,765	—	—		190,000	—
John E. Vollmer III	2005	275,000	1,250,000	—	15,000	(3)	75,000	4,500
Senior Vice President —	2004	275,000	322,899	—	25,000	(4)	60,000	3,745
Corporate Development, Chief Financial Officer, Secretary and Treasurer	2003	251,908	205,765	—	—		190,000	3,935

(1)	With respect to Mr. Talbott, consists primarily of personal use of Patterson-UTI’s airplane. Due to an administrative error in last year’s Proxy Statement, Mr. Talbott’s personal use of the Patterson-UTI airplane was incorrectly reported for 2004 as $0. The aggregate amounts of perquisites and other personal benefits, securities or property received by each of the other executive officers does not exceed the lesser of $50,000 or ten percent of that executive officer’s combined annual salary and bonus during the applicable year.

(2)	Amounts set forth reflect Patterson-UTI’s contributions to defined contribution plans.

(3)	Represents restricted stock grants on April 27, 2005, under Patterson-UTI’s 1997 Long-Term Incentive Plan, as amended. The terms of the restricted stock awards provide that dividends may be paid on the shares of restricted stock granted. The vesting periods for the restricted stock awards are 50% after three years and the remaining 50% after four years, in each case from the date of grant. Based on the last reported sales price on the Nasdaq Stock Market on December 31, 2005 of $32.95, the value of the restricted stock was $988,500 for each of Messrs. Siegel, Talbott and Patterson and $494,250 for each of Messrs. Berns and Vollmer.

(4)	Represents restricted stock grants on April 28, 2004, under Patterson-UTI’s 1997 Long-Term Incentive Plan, as amended. The terms of the restricted stock awards provide that dividends may be paid on the shares of restricted stock granted. The vesting periods for the restricted stock awards are 50% after three years and the remaining 50% after four years, in each case from the date of grant. Based on the last reported sales price on the Nasdaq Stock Market on December 31, 2005 of $32.95, the value of the restricted stock was $1,647,500 for each of Messrs. Siegel, Talbott and Patterson and $823,750 for each of Messrs. Berns and Vollmer.

     The following table sets forth information regarding grants of stock options to the executive officers listed in the Summary Compensation Table during 2005:
Options Granted During Fiscal Year 2005

	Number of		% of Total Options	Exercise or
	Securities Underlying		Granted to Employees	Base Price	Expiration	Grant Date
Name	Options Granted		in Fiscal Year	($/Sh)	Date	Present Value(2)
Mark S. Siegel	150,000	(1)	22.22%	$24.63	4/26/15	$949,710
Cloyce A. Talbott	150,000	(1)	22.22%	$24.63	4/26/15	$949,710
A. Glenn Patterson	150,000	(1)	22.22%	$24.63	4/26/15	$949,710
Kenneth N. Berns	75,000	(1)	11.11%	$24.63	4/26/15	$474,855
John E. Vollmer III	75,000	(1)	11.11%	$24.63	4/26/15	$474,855

(1)	These options were granted pursuant to the terms and conditions of the Patterson-UTI Energy, Inc. Amended and Restated 1997 Long Term Incentive Plan. These options vest over a three year period as follows: 33.33% on April 27, 2006, and then in equal monthly installments over the twenty-four months following April 27, 2006.

(2)	The value of the options were estimated using the Black-Scholes option valuation model. The following assumptions were used in the calculation: dividend yield of 0.65%, risk-free interest rate of 3.84%, volatility of 26.95% and an expected term of 4 years. No discount was considered for the non-transferability or the risk of forfeiture of the options. The actual value, if any, of any option will depend on the amount, if any, by which the stock price exceeds the exercise price on the date the option is exercised. Thus, this valuation may not be a reliable indication as to the value and there is no assurance the value realized will be at or near the value estimated by the Black-Scholes model.
     The following table sets forth information concerning stock options exercised in 2005 and stock options unexercised at December 31, 2005 for the executive officers listed in the Summary Compensation Table during 2005:
Aggregated Option Exercises in 2005 and Value Table at December 31, 2005

			Number of Securities		Value of Unexercised
			Underlying Unexercised		In-the-Money
			Options at		Options at
			December 31, 2005(2)		December 31, 2005(3)
	Shares Acquired	Value
Name	on Exercise	Realized(1)	Exercisable	Unexercisable	Exercisable	Unexercisable
Mark S. Siegel	824,100	$14,702,052	622,011	303,889	$11,089,300	$4,150,705
Cloyce A. Talbott	580,000	$10,016,494	866,111	303,889	$16,016,895	$4,150,705
A. Glenn Patterson	570,000	$9,254,101	720,111	303,889	$13,127,395	$4,150,705
Kenneth N. Berns	416,400	$7,672,119	306,655	151,945	$5,458,716	$2,075,352
John E. Vollmer III	300,000	$6,469,962	677,222	157,778	$13,054,594	$2,216,606

(1)	Calculated by subtracting actual option exercise price from market price at the respective dates of exercise and multiplying the difference by the number of shares in each category.

(2)	The total number of unexercised options held as of December 31, 2005, separated between those options that were exercisable and those options that were not exercisable.

(3)	Calculated by subtracting the actual option exercise price from the market price at December 31, 2005 ($32.95 per share) and multiplying the difference by the number of shares in each category.
Compensation of Directors
     Directors who are also employees of Patterson-UTI do not receive compensation for serving as a director or as a member of a committee of the Board of Directors. All directors are reimbursed for reasonable out-of-pocket expenses incurred in connection with attendance at Board of Directors meetings and committee meetings. Each non-employee director receives annual cash compensation of $35,000 and (i) 3,000 shares of restricted stock subject to one-year vesting (subject to acceleration in certain limited situations, including a change of control) and (ii) an option to purchase 10,000 shares of common stock, $0.01 par value per share, of Patterson-UTI (“Common Stock”) at an exercise price equal to the closing price of Common Stock on the grant date. The option has a 10-year term, vests after one-year (subject to acceleration in certain limited situations, including a change of control) and contains a right to exercise for three years following cessation of the holder as a director (but not beyond the 10-year term). Each non-employee director that serves on the Audit Committee or the Compensation Committee receives additional annual cash compensation of $10,000 per committee on which he or she serves, with the chairman of each such committee receiving $15,000. Additionally, each member of the Audit Committee will receive cash compensation of $500 per meeting attended, beginning with the first Audit Committee meeting following the identification of the embezzlement by Jonathan D. Nelson and continuing until the conclusion of the Audit Committee’s investigation. The Board of Directors formed a special litigation committee to review the allegations of two derivative actions that the Board of Directors breached their fiduciary duty to Patterson-UTI for failing to timely discover the embezzlement by Mr. Nelson. Each member of the Special Litigation Committee receives cash compensation of $500 per meeting attended.
Change-in-Control Arrangements; Employment Contracts; Indemnification Agreements
     On January 29, 2004, Patterson-UTI entered into change in control agreements (each, an “Agreement” and collectively, the “Agreements”) with Messrs. Siegel, Talbott, Patterson, Berns and Vollmer (each, an “Employee” and collectively, the “Employees”). The Agreements were entered into to protect the Employees should a change in control occur, thereby encouraging the Employee to remain in the employ of Patterson-UTI and not be distracted from the performance of his duties to Patterson-UTI by the possibility of a change in control.
     In the event of a change in control of Patterson-UTI in which an Employee’s employment is terminated other than for cause or by the Employee for good reason, the terms of the Agreement would entitle the Employee to, among other things:
•	a bonus payment equal to the greater of the highest bonus paid after the Agreement was entered into and the average of the two annual bonuses earned in the two fiscal years immediately preceding a change in control (such bonus payment prorated for the portion of the fiscal year preceding the termination date),

•	a payment equal to 2.5 times (in the case of Messrs. Siegel, Talbott and Patterson) or 1.5 times (in the case of Messrs. Berns and Vollmer) of the sum of (i) the highest annual salary in effect for such Employee and (ii) the average of the three annual bonuses earned by the Employee for the three fiscal years preceding termination date, and

•	continued coverage under Patterson-UTI’s welfare plans for up to three years (in the case of Messrs. Siegel, Talbott and Patterson) or two years (in the case of Messrs. Berns and Vollmer).
     Each Agreement provides the Employee with a full gross-up payment for any excise taxes imposed on payments and benefits received under the Agreements or otherwise including other taxes that may be imposed as a result of the gross-up payment.

     A change in control is principally defined by the Agreement as:
•	an acquisition by any individual, entity or group of beneficial ownership of 35% or more of either Patterson-UTI’s then outstanding common stock or the combined voting power of the then outstanding voting securities of Patterson-UTI entitled to vote in the election of directors,

•	a change occurs in which the members of the Board of Directors as of the date of the Agreement cease to constitute at least a majority of Patterson-UTI’s Board of Directors unless that change occurs through a vote of at least a majority of the incumbent members of the Board of Directors, or

•	a change in the beneficial ownership of Patterson-UTI following consummation of a reorganization, merger or consolidation, sale of Patterson-UTI or any subsidiary of Patterson-UTI or a disposition of all or substantially all of the assets of Patterson-UTI in which the beneficial owners immediately prior to the transaction own 65% or less of outstanding common stock of the newly combined or merged entity.
     The Agreements terminate on the first to occur of:
•	the Employee’s death, disability or retirement,

•	the termination of the Employee’s employment, or

•	three years from the date the Agreement was signed although, unless otherwise terminated, the Agreement will automatically renew for successive twelve-month periods unless Patterson-UTI notifies the Employee at least 90 days before the expiration of the initial term or the renewal period, as applicable, that the term will not be extended.
     All unvested stock options held by executive officers vest upon a change of control as defined by the underlying stock option plan.
     Patterson-UTI has entered into written letter agreements with each of Messrs. Siegel, Berns and Vollmer confirming and evidencing the existing agreements between Patterson-UTI and each of them pursuant to which Patterson-UTI has agreed to pay each such person within ten days of the termination of his employment with Patterson-UTI for any reason (including voluntary termination by him), an amount in cash equal to his annual base salary at the time of such termination. Any such payment made by Patterson-UTI pursuant to the agreement evidenced in these letter agreements will reduce dollar for dollar any payment owed to such person, if any, pursuant to the change in control agreements discussed above.
     In connection with Mr. Vollmer’s appointment as Chief Financial Officer following Mr. Nelson’s embezzlement (which is described in Note 2 of Notes to Consolidated Financial Statements included as a part of Item 8 of this Report), Patterson-UTI delivered a letter to Mr. Vollmer dated February 6, 2006 (the “Letter Agreement”). Pursuant to the Letter Agreement, Patterson-UTI agreed, to the extent permitted by law and provided that the applicable accounting restatement has not resulted from Patterson-UTI’s material non-compliance with financial reporting requirements under the federal securities laws as a result of knowing misconduct by Mr. Vollmer:
•	Patterson-UTI is not entitled to and will not make any claim against Mr. Vollmer for reimbursement of any bonus or other incentive or equity based compensation received by him or any profits realized by him from the sale of securities of Patterson-UTI, under Section 304 of the Sarbanes-Oxley Act of 2002 (“Section 304”) on account of the restatement of any financial statements of Patterson-UTI covering any accounting period ending on or prior to September 30, 2005;

•	Patterson-UTI will not make any claim against Mr. Vollmer for any profits realized from the sale of securities of Patterson-UTI that were owned by him prior to his becoming Chief Financial Officer or were acquired by him on account of the exercise of options or the settling of restricted stock units that were held by him immediately prior to his becoming Chief Financial Officer, under Section 304 on account of the restatement of any financial statements of Patterson-UTI covering any period during which he was Chief Financial Officer; and

•	Patterson-UTI will indemnify Mr. Vollmer against all losses in connection with his defense of any claim against him under Section 304 in contravention of the two immediately preceding bullets, to the extent he is obligated to reimburse Patterson-UTI for any bonus or other incentive or equity compensation received by him or any profits realized by him for the sale of Patterson-UTI securities.
     Notwithstanding recent court decisions that Patterson-UTI’s right to make any such claims appears doubtful, Patterson-UTI has entered into this agreement because of the breadth of language of Section 304 and the uncertainty as to how the statute may be interpreted by the courts in the future and the importance of Mr. Vollmer’s continued service as Chief Financial Officer.
     Patterson-UTI has entered into an indemnification agreement with each of our executive officers and directors containing provisions that may require Patterson-UTI, among other things,

to indemnify Patterson-UTI’s executive officers and directors against liabilities that may arise by reason of their status or service as executive officers or directors (subject to certain exceptions) and to advance expenses incurred as a result of any proceeding against them as to which they could be indemnified.
Compensation Committee Interlocks and Insider Participation
     Curtis W. Huff, Nadine C. Smith and Terry H. Hunt serve as the members of Patterson-UTI’s Compensation Committee. Messrs. Huff and Hunt, and Ms. Smith have not served as officers or employees of Patterson-UTI or any of its subsidiaries.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Securities Authorized for Issuance Under Equity Compensation Plans
     The following information summarizes as of December 31, 2005 certain information regarding equity compensation to our employees, officers, directors, and other persons under our equity compensation plans.

Equity Compensation Plan Information
Number of
securities
	Number of		remaining
	securities to	Weighted-	available for
	be issued upon	average exercise	future issuance
	exercise of	price of	under equity
	outstanding	outstanding	compensation plans
	options,	options,	(excluding securities
	warrants and	warrants and	reflected in
Plan category	rights	rights	column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	5,449,739	$15.11	5,464,217	(1)
Equity compensation plans not approved by security holders (2)	888,304	$9.87	—

Total	6,338,043	$14.37	5,464,217

(1)	The Patterson-UTI Energy, Inc. 2005 Long-Term Incentive Plan (the “2005 Plan”) provides for awards of incentive stock options, non-incentive stock options, tandem and freestanding stock appreciation rights, restricted stock awards, other stock unit awards, performance share awards, performance unit awards and dividend equivalents to key employees, officers and directors, which are subject to certain vesting and forfeiture provisions. All options are granted with an exercise price equal to or greater than the fair market value of the Common Stock at the time of grant. The vesting schedule and term are set by the Compensation Committee of the Board of Directors. All securities remaining available for future issuance under equity compensation plans approved by security holders in column (c) are available under this plan.

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
Security Ownership of Certain Beneficial Owners and Management
     The following table sets forth, as of April 24, 2006, the stock ownership of (i) the named executive officers, directors and Board nominees individually, (ii) all directors, Board nominees and named executive officers as a group and (iii) each person known by Patterson-UTI to be the beneficial owner of more than 5% of Common Stock.

	Amount and
	Nature of
Name of	Beneficial		Percent
Beneficial Owner	Ownership		of Class
Beneficial Owners of more than 5% of Patterson-UTI’s Common Stock:
Barclays Global Investors (1)	17,790,892		10.3%
Directors, Board nominees and Named Executive Officers Listed in Summary Compensation Table:
Mark S. Siegel	2,466,614	(2)	1.4%
Cloyce A. Talbott	1,324,298	(3)	*
A. Glenn Patterson	1,033,314	(4)	*
Kenneth N. Berns	448,183	(5)	*
Robert C. Gist	124,772	(6)	*
Curtis W. Huff	53,880	(7)	*
Terry H. Hunt	31,800	(8)	*
Kenneth R. Peak	3,000	(9)	*
Nadine C. Smith	81,000	(10)	*
John E. Vollmer III	794,750	(11)	*

All directors, Board nominees and named executive officers as a group (10 persons)	6,361,611	(12)	3.6%

*	indicates less than 1.0%

(1)	Based solely on a Schedule 13G filed jointly by Barclays Global Investors, NA (“Barclays Investors”), Barclays Global Fund Advisors (“Barclays Advisors”), Barclays Global Investors, Ltd. (“Barclays Ltd.”) and Barclays Global Investors Japan Trust and Banking Company Limited (“Barclays Japan”) with the Securities and Exchange Commission on January 26, 2006. According to the report, Barclays Investors has sole voting power with respect to 11,466,241 shares and sole dispositive power with respect to 13,780,856 shares. Barclays Advisors has sole voting power with respect to 1,835,792 shares and sole dispositive power with respect to 1,840,020 shares. Barclays Ltd. has sole voting power with respect to 1,869,503 shares and sole dispositive power with respect to 2,027,585 shares. Barclays Japan has sole voting and dispositive power with respect to 142,431 shares. The address of the principal business office of Barclays Investors and Barclays

Advisors is 45 Fremont Street, San Francisco, California 94105. The address of the principal business office of Barclays Ltd. is Murray House, 1 Royal Mint Court, London EC3N 4HH. The address of the principal business office of Barclays Japan is Ebisu Prime Square Tower 8th Floor, 1-1-39 Hiroo Shibuya-Ku, Tokyo, Japan 150-0012.

(2)	Mr. Siegel is the President and sole stockholder of REMY Investors, which is the general partner of REMY Capital Partners III, L.P. (“REMY Capital”). The Common Stock beneficially owned by Mr. Siegel includes 1,541,548 shares of Common Stock owned by REMY Capital. The Common Stock beneficially owned by Mr. Siegel also includes stock options held by Mr. Siegel, which are presently exercisable or become exercisable within sixty days, to purchase 785,066 shares of Common Stock, but does not include 140,834 shares underlying stock options held by Mr. Siegel that are not presently exercisable and will not become exercisable within sixty days. Includes 80,000 shares of restricted Common Stock held by Mr. Siegel, over which he presently has voting power.

(3)	Includes shares underlying stock options held by Mr. Talbott, which are presently exercisable or become exercisable within sixty days, to purchase 1,029,166 shares. Does not include shares underlying stock options held by Mr. Talbott to purchase 140,834 shares each that are not presently exercisable and will not become exercisable within sixty days. Includes 80,000 shares of restricted Common Stock held by Mr. Talbott, over which he presently has voting power.

(4)	Includes shares underlying stock options held by Mr. Patterson, which are presently exercisable or become exercisable within sixty days, to purchase 883,166 shares. Does not include shares underlying stock options held by Mr. Patterson to purchase 140,834 shares each that are not presently exercisable and will not become exercisable within sixty days. Includes 80,000 shares of restricted Common Stock held by Mr. Patterson, over which he presently has voting power.

(5)	Includes shares underlying stock options owned by Mr. Berns, which are presently exercisable or become exercisable within sixty days, to purchase 388,183 shares. Does not include 70,417 shares underlying stock options that are not presently exercisable and will not become exercisable within sixty days. Includes 40,000 shares of restricted Common Stock held by Mr. Berns, over which he presently has voting power. Does not include shares of Common Stock beneficially owned by REMY Investors. Mr. Berns disclaims beneficial ownership of such shares beneficially owned by REMY Investors.

(6)	Includes shares underlying presently exercisable stock options held by Mr. Gist to purchase 70,000 shares. Includes 3,000 shares of restricted Common Stock held by Mr. Gist, over which he presently has voting power. Does not include 10,000 shares underlying stock options held by Mr. Gist that are not presently exercisable and will not become exercisable within sixty days.

(7)	Includes shares underlying presently exercisable stock options held by Mr. Huff to purchase 20,000 shares. Includes 3,000 shares of restricted Common Stock held by Mr. Huff, over which he presently has voting power. Does not include 10,000 shares underlying stock options held by Mr. Huff that are not presently exercisable and will not become exercisable within sixty days.

(8)	Includes shares underlying presently exercisable stock options held by Mr. Hunt to purchase 20,000 shares. Includes 800 shares of Common Stock owned by Mr. Hunt’s mother-in-law, over which Mr. Hunt presently has shared voting power. Includes 3,000 shares of restricted Common Stock held by Mr. Hunt, over which he presently has voting power. Does not include 10,000 shares underlying stock options held by Mr. Hunt that are not presently exercisable and will not become exercisable within sixty days.

(9)	Includes 3,000 shares of restricted Common Stock held by Mr. Peak, over which he presently has voting power. Does not include 10,000 shares underlying stock options held by Mr. Peak that are not presently exercisable and will not become exercisable within sixty days.

(10)	Includes shares underlying presently exercisable stock options held by Ms. Smith to purchase 70,000 shares. Includes 3,000 shares of restricted Common Stock held by Ms. Smith, over which she presently has voting power. Does not include 10,000 shares underlying stock options held by Ms. Smith that are not presently exercisable and will not become exercisable within sixty days.

(11)	Includes shares underlying stock options owned by Mr. Vollmer, which are presently exercisable or become exercisable within sixty days, to purchase 754,750 shares. Does not include 80,250 shares underlying stock options held by Mr. Vollmer that are not presently exercisable and will not become exercisable within sixty days. Includes 40,000 shares of restricted Common Stock held by Mr. Vollmer, over which he presently has voting power.

(12)	Includes shares underlying stock options, which are presently exercisable or become exercisable within sixty days, to purchase 4,020,331 shares of Common Stock. Does not include shares underlying stock options to purchase 623,169 shares owned by such individuals that are not presently exercisable and will not become exercisable within sixty days. Includes 800 shares of Common Stock over which a director presently has shared voting power. Includes an aggregate of 335,000 shares of restricted Common Stock held by certain directors and executive officers, over which they presently have voting power.
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
     During 2005, Patterson-UTI paid approximately $424,000 to TMP Truck and Trailer LP (“TMP”), during the period it was owned by Thomas M. Patterson (son of A. Glenn Patterson), for certain equipment and metal fabrication services. Purchases from TMP were at current market prices.
     During 2005, Patterson-UTI paid approximately $273,000 to Melco Services (“Melco”) for dirt contracting services and $59,000 to L&N Transportation (“L&N”) for water hauling services. Both entities are owned by Lance D. Nelson, brother of Jonathan D. Nelson, Patterson-UTI’s former Chief Financial Officer. Purchases from Melco and L&N were at current market prices.
     Patterson-UTI operates certain oil and natural gas properties in which certain of its officers, former officers and members of their respective families have participated, either individually or through entities they control, in the prospects or properties in which Patterson-UTI has an interest. These participations, which have been on a working interest basis, have been in prospects or properties originated or acquired by Patterson-UTI. At December 31, 2005, affiliated persons were working interest owners of 254 of the 305 wells operated by Patterson-UTI. Sales of working interests are made by Patterson-UTI to reduce its economic risk in the properties. Generally, it is more efficient for Patterson-UTI to sell the working interests to these affiliated persons than to market them to unrelated third parties. Sales were made by Patterson-UTI at its cost, including Patterson-UTI’s costs of acquiring and preparing the working interests for sale. These costs were paid by the working interest owners on a pro rata basis based upon their working interest ownership percentage. The price at which working interests were sold to affiliated persons was the same price at which working interests were sold to unaffiliated persons.
     The following table sets forth production revenues received and joint interest costs of each of the affiliated persons during 2005 for all wells operated by Patterson-UTI in which they have working interests. These amounts do not necessarily represent their profits or losses from these interests because the joint interest costs do not include the parties’ related drilling and leasehold acquisition costs incurred prior to January 1, 2005. These activities resulted in a net receivable from the affiliated persons of approximately $1.5 million at December 31, 2005 and a net payable to the affiliated persons of approximately $1.2 million at December 31, 2005.

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
     See Note 2 of Notes to Consolidated Financial Statements included as a part of Item 8 of this Report for information pertaining to fraudulent payments made to or for the benefit of Jonathan D. Nelson, our former Chief Financial Officer.
Item 14. Principal Accountant Fees and Services.
     In 2005 and 2004, Patterson-UTI and its subsidiaries incurred fees for services provided relating to (i) professional services rendered for the audit of Patterson-UTI’s annual financial statements, review of quarterly financial statements, and assessment of Patterson-UTI’s internal controls over financial reporting, (ii) professional services rendered for assurance and related services that are reasonably related to the performance of the audit or review of Patterson-UTI’s financial statements, (iii) professional services rendered for tax compliance, advice and planning, and (iv) products and services provided by PricewaterhouseCoopers LLP.

	Fees Incurred for	Fees Incurred for
	Fiscal Year	Fiscal Year
Description	2005	2004
Audit fees	$2,396,000	$1,434,000
Audit-related fees	—	126,000
Tax fees	83,000	573,000
All other fees	1,600	19,000

Total	$2,480,600	$2,152,000

     The Audit Committee approves the appointment of the independent audit firm. The Audit Committee or Mr. Peak, as Chairman of the Audit Committee, approves all other engagements of the independent audit firm in advance. In the event Mr. Peak approves any such engagement, he discusses such approval with the Audit Committee at the next meeting.
     Fiscal 2005
     “Audit Fees” relate to audit services of PricewaterhouseCoopers LLP for fiscal 2005 consisting of the examination of Patterson-UTI’s consolidated financial statements, quarterly reviews of Patterson-UTI’s interim financial statements, services to assess Patterson-UTI’s internal control over financial reporting and for the restatement of financial statements for prior years and the first three quarterly periods of 2005. “Tax fees” include federal, state, local and foreign tax compliance and related matters. “All other fees” includes other non-audit related matters. The Audit Committee or Mr. Peak, as Chairman of the Audit Committee, approved all of the services described above.
     Fiscal 2004
     “Audit Fees” relate to audit services of PricewaterhouseCoopers LLP for fiscal 2004 consisting of the examination of Patterson-UTI’s consolidated financial statements, quarterly reviews of Patterson-UTI’s interim financial statements, and services provided to assess Patterson-UTI’s internal controls over financial reporting. Audit-related fees” includes services provided which relate to the acquisition of TMBR/Sharp Drilling, Inc. and associated filings made with the SEC. “Tax fees” includes federal, state, local and foreign tax compliance and related matters. “All other fees” includes other non-audit related matters. The Audit Committee or Mr. Peak, as Chairman of the Audit Committee, approved all of the services described above.
     The Audit Committee has discussed the non-audit services provided by PricewaterhouseCoopers LLP and the related fees and has considered whether those services and fees are compatible with maintaining auditor independence. The Audit Committee determined that such non-audit services were consistent with the independence of PricewaterhouseCoopers LLP.
PART IV
Item 15. Exhibits and Financial Statement Schedules.
     (a)(1) Financial Statements

See Index to Consolidated Financial Statements on page F-1 of Patterson-UTI’s Annual Report on Form 10-K for the year ended December 31, 2005, filed with the SEC on March 30, 2006.
(a)(2) Financial Statement Schedule
Schedule II — Valuation and qualifying accounts is filed with Patterson-UTI’s Annual Report on Form 10-K for the year ended December 31, 2005, filed with the SEC on March 30, 2006, on page S-1.
     All other financial statement schedules have been omitted because they are not applicable or the information required therein is included elsewhere in the financial statements or notes thereto.
     (a)(3) Exhibits
     The following exhibits are filed herewith or incorporated by reference herein.

Exhibit No.	Description

3.1	Restated Certificate of Incorporation, as amended (filed August 9, 2004 as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004 and incorporated herein by reference).

3.2	Amendment to Restated Certificate of Incorporation, as amended (filed August 9, 2004 as Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004 and incorporated herein by reference).

3.3	Amended and Restated Bylaws (filed March 19, 2002 as Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001 and incorporated herein by reference).

4.1	Rights Agreement dated January 2, 1997, between Patterson Energy, Inc. and Continental Stock Transfer & Trust Company (filed January 14, 1997 as Exhibit 2 to the Company’s Registration Statement on Form 8-A and incorporated herein by reference).

4.2	Amendment to Rights Agreement dated as of October 23, 2001 (filed October 31, 2001 as Exhibit 3.4 to the Company ‘s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2001 and incorporated herein by reference

4.3	Restated Certificate of Incorporation, as amended (See Exhibits 3.1 and 3.2)

Exhibit No.	Description

4.4	Registration Rights Agreement with Bear, Stearns and Co. Inc., dated March 25, 1994, as assigned by REMY Capital Partners III, L.P.(filed March 19, 2002 as Exhibit 4.3 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001 and incorporated herein by reference).

10.1	For additional material contracts, see Exhibits 2.1, 4.1, 4.2 and 4.4.

10.2	Patterson-UTI Energy, Inc., 1993 Stock Incentive Plan, as amended (filed March 13, 1998 as Exhibit 10.1 to the Company’s Registration Statement on Form S-8 (File No. 333-47917) and incorporated herein by reference).*

10.3	Patterson-UTI Energy, Inc. Non-Employee Directors’ Stock Option Plan, as amended (filed November 4, 1997 as Exhibit 10.1 to the Company’s Registration Statement on Form S-8 (File No. 333-39471) and incorporated herein by reference).*

10.4	Amended and Restated Patterson-UTI Energy, Inc. 2001 Long-Term Incentive Plan (filed November 27, 2002 as Exhibit 4.4 to Post Effective Amendment No. 1 to the Company’s Registration Statement on Form S-8 (File No. 333-60470) and incorporated herein by reference).*

10.5	Patterson-UTI Energy, Inc. Amended and Restated 1997 Long-Term Incentive Plan (filed July 28, 2003 as Exhibit 4.7 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003 and incorporated herein by reference).*

10.6	Amendment to the Patterson-UTI Energy, Inc. Amended and Restated 1997 Long-Term Incentive Plan (filed August 9, 2004 as Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004 and incorporated herein by reference).*

10.7	Amended and Restated Patterson-UTI Energy, Inc. Non-Employee Director Stock Option Plan(filed July 28, 2003 as Exhibit 4.8 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003 and incorporated herein by reference).*

10.8	Amended and Restated Patterson-UTI Energy, Inc. 1996 Employee Stock Option Plan (filed July 25, 2001 as Exhibit 4.4 to Post-Effective Amendment No. 1 to the Company’ s Registration Statement on Form S-8 (File No. 333-60466) and incorporated herein by reference).*

10.9	1997 Stock Option Plan of DSI Industries, Inc. (filed July 25, 2001 as Exhibit 4.4 to Post-Effective Amendment No. 1 to the Company’s Registration Statement on Form S-8 (File No. 333-60470) and incorporated herein by reference).*

Exhibit No.	Description

10.10	Patterson-UTI Energy, Inc. 2005 Long-Term Incentive Plan, including Form of Executive Officer Restricted Stock Award Agreement, Form of Executive Officer Stock Option Agreement, Form of Non-Employee Director Restricted Stock Award Agreement and Form of Non-Employee Director Stock Option Agreement (filed June 15, 2005 as Exhibit 10.1 to the Company’s Current Report on Form 8-K, and incorporated herein by reference).*

10.11	Restricted Stock Award Agreement dated April 28, 2004 between Patterson-UTI Energy, Inc. and Mark S. Siegel (filed August 9, 2004 as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004 and incorporated herein by reference).*

10.12	Restricted Stock Award Agreement dated April 28, 2004 between Patterson-UTI Energy, Inc. and Cloyce A. Talbott (filed August 9, 2004 as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004 and incorporated herein by reference).*

10.13	Restricted Stock Award Agreement dated April 28, 2004 between Patterson-UTI Energy, Inc. and A. Glenn Patterson (filed August 9, 2004 as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004 and incorporated herein by reference).*

10.14	Restricted Stock Award Agreement dated April 28, 2004 between Patterson-UTI Energy, Inc. and Kenneth N. Berns (filed August 9, 2004 as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004 and incorporated herein by reference).*

10.15	Restricted Stock Award Agreement dated April 28, 2004 between Patterson-UTI Energy, Inc. and John E. Vollmer III (filed August 9, 2004 as Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004 and incorporated herein by reference).*

10.16	Patterson-UTI Energy, Inc. Change in Control Agreement, effective as of January 29, 2004, by and between Patterson-UTI Energy, Inc. and Mark S. Siegel (filed on February 4, 2004 as Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 and incorporated herein by reference).*

10.17	Patterson-UTI Energy, Inc. Change in Control Agreement, effective as of January 29, 2004, by and between Patterson-UTI Energy, Inc. and A. Glenn Patterson (filed on February 4, 2004 as Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 and incorporated herein by reference).*

10.18	Patterson-UTI Energy, Inc. Change in Control Agreement, effective as of January 29, 2004, by and between Patterson-UTI Energy, Inc. and Cloyce A. Talbott (filed on February 4, 2004 as Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 and incorporated herein by reference).*

Exhibit No.	Description

10.19	Patterson-UTI Energy, Inc. Change in Control Agreement, effective as of January 29, 2004, by and between Patterson-UTI Energy, Inc. and Kenneth N. Berns (filed on February 4, 2004 as Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 and incorporated herein by reference).*

10.20	Patterson-UTI Energy, Inc. Change in Control Agreement, effective as of January 29, 2004, by and between Patterson-UTI Energy, Inc. and John E. Vollmer III (filed on February 4, 2004 as Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 and incorporated herein by reference).*

10.21	Form of Letter Agreement regarding termination, effective as of January 29, 2004, entered into by Patterson-UTI Energy, Inc. with each of Mark S. Siegel, Kenneth N. Berns and John E. Vollmer III (filed on February 25, 2005 as Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 and incorporated herein by reference).*

10.22	Form of Indemnification Agreement entered into by Patterson-UTI Energy, Inc. with each of Mark S. Siegel, Cloyce A. Talbott, A. Glenn Patterson, Kenneth N. Berns, Robert C. Gist, Curtis W. Huff, Terry H. Hunt, Kenneth R. Peak, Nadine C. Smith and John E. Vollmer III (filed April 28, 2004 as Exhibit 10.11 to the Company’s Annual Report on Form 10-K, as amended, for the year ended December 31, 2003 and incorporated herein by reference).*

10.23	Credit Agreement dated as of December 17, 2004 among Patterson-UTI Energy, Inc., as the Borrower, Bank of America, N.A., as administrative agent, L/C Issuer and a Lender and the other lenders and agents party thereto (filed on December 23, 2004 as Exhibit 10.1 to the Company’s Current Report on Form 8-K and incorporated herein by reference).

10.24	Summary Description of 2005 Bonus Compensation Program (filed on April 29, 2005 in the Company’s Current Report on Form 8-K and incorporated herein by reference).*

10.25	Letter Agreement dated February 6, 2006 among Patterson-UTI Energy, Inc. and John E. Vollmer III.*

14.1	Patterson-UTI Energy, Inc. Code of Business Conduct and Ethics for Senior Financial Executives (filed as Exhibit 14.1 to the Company ‘s Annual Report on Form 10-K for the year ended December 31, 2003 and incorporated herein by reference).

Exhibit No.	Description

21.1	Subsidiaries of the Registrant (filed on March 30, 2006 as Exhibit 21.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 and incorporated herein by reference).

23.1	Consent of Independent Registered Public Accounting Firm (filed on March 30, 2006 as Exhibit 23.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 and incorporated herein by reference).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management Contract or Compensatory Plan identified as required by Item 15(a)(3) of Form 10-K.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Patterson-UTI Energy, Inc. has duly caused this Report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

PATTERSON-UTI ENERGY, INC.
By:	/s/ CLOYCE A. TALBOTT
Cloyce A. Talbott
Chief Executive Officer

Date: May 1, 2006
     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on Form 10-K/A has been signed by the following persons on behalf of Patterson-UTI Energy, Inc. and in the capacities indicated as of May 1, 2006.

Signature	Title

/s/ MARK S. SIEGEL Mark S. Siegel	Chairman of the Board
/s/ CLOYCE A. TALBOTT Cloyce A. Talbott (Principal Executive Officer)	Chief Executive Officer and Director
/s/ A. GLENN PATTERSON A. Glenn Patterson	President, Chief Operating Officer and Director
/s/ KENNETH N. BERNS Kenneth N. Berns	Senior Vice President and Director
/s/ JOHN E. VOLLMER III John E. Vollmer III (Principal Financial and Accounting Officer)	Senior Vice President — Corporate Development, Chief Financial Officer, Secretary and Treasurer
/s/ ROBERT C. GIST Robert C. Gist	Director
/s/ CURTIS W. HUFF Curtis W. Huff	Director

S-1

Signature	Title
/s/ TERRY H. HUNT Terry H. Hunt	Director
/s/ KENNETH R. PEAK Kenneth R. Peak	Director
/s/ NADINE C. SMITH Nadine C. Smith	Director

S-2