Form 10-Q
period 2006-03-31
PATTERSON UTI ENERGY INC
filed 2006-05-05
CIK 889900

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006
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

171,500,327 shares of common stock, $0.01 par value, as of May 1, 2006

PATTERSON-UTI ENERGY, INC. AND SUBSIDIARIES

		Page

PART I — Financial Information
ITEM 1.	Financial Statements
	Unaudited condensed consolidated balance sheets	3
	Unaudited condensed consolidated statements of income	4
	Unaudited condensed consolidated statement of changes in stockholders’ equity	5
	Unaudited condensed consolidated statements of changes in cash flows	6
	Notes to unaudited condensed consolidated financial statements	7
ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17
ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk	22
ITEM 4.	Controls and Procedures	22
Forward Looking Statements and Cautionary Statements for Purposes of the “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995		24

PART II — Other Information
ITEM 5.	Other Information	25
ITEM 6.	Exhibits	25
Signatures		26
Employment Agreement
Certification of CEO Pursuant to Rule 13a-14(a)/15d-14(a)
Certification of CFO Pursuant to Rule 13a-14(a)/15d-14(a)
Certification Pursuant to Section 906

PART I — FINANCIAL INFORMATION

ITEM 1.	Financial Statements

The following unaudited condensed consolidated financial statements include all adjustments which, in the opinion of management, are necessary in order to make such financial statements not misleading.

PATTERSON-UTI ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2006	2005
	(Unaudited)
	(In thousands, except
	share data)

ASSETS
Current assets:
Cash and cash equivalents	$253,404	$136,398
Accounts receivable, net of allowance for doubtful accounts of $2,784 at March 31, 2006 and $2,199 at December 31, 2005	466,485	422,002
Inventory	33,233	27,907
Deferred tax assets, net	26,635	26,382
Other	23,194	25,168

Total current assets	802,951	637,857
Property and equipment, at cost, net	1,122,265	1,053,845
Goodwill	99,056	99,056
Other	4,938	5,023

Total assets	$2,029,210	$1,795,781

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable:
Trade	$119,085	$113,226
Accrued revenue distributions	10,864	13,379
Other	11,914	5,294
Accrued federal and state income taxes payable	66,574	11,034
Accrued expenses	119,324	112,476

Total current liabilities	327,761	255,409
Deferred tax liabilities, net	175,219	169,188
Other	4,192	4,173

Total liabilities	507,172	428,770

Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock, par value $.01; authorized 1,000,000 shares, no shares issued	—	—
Common stock, par value $.01; authorized 300,000,000 shares with 176,120,324 and 175,909,274 issued and 172,652,228 and 172,441,178 outstanding at March 31, 2006 and December 31, 2005, respectively	1,761	1,759
Additional paid-in capital	665,704	672,151
Deferred Compensation	—	(9,287)
Retained earnings	871,463	719,113
Accumulated other comprehensive income	8,400	8,565
Treasury stock, at cost, 3,468,096 shares	(25,290)	(25,290)

Total stockholders’ equity	1,522,038	1,367,011

Total liabilities and stockholders’ equity	$2,029,210	$1,795,781

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PATTERSON-UTI ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended
	March 31,
	2006	2005
	(Unaudited)
	(In thousands, except per share amounts)

Operating revenues:
Contract drilling	$508,704	$295,389
Pressure pumping	31,328	16,693
Drilling and completion fluids	49,181	29,406
Oil and natural gas	8,520	9,105

	597,733	350,593

Operating costs and expenses:
Contract drilling	233,774	175,466
Pressure pumping	17,650	10,364
Drilling and completion fluids	38,186	23,949
Oil and natural gas	2,655	2,170
Depreciation, depletion and impairment	43,549	35,215
Selling, general and administrative	12,811	9,673
Bad debt expense	600	223
Embezzled funds and related expenses	3,780	1,606
(Gain) loss on sale of assets	(871)	94

	352,134	258,760

Operating income	245,599	91,833

Other income (expense):
Interest income	2,351	433
Interest expense	(58)	(66)
Other	84	4

	2,377	371

Income before income taxes and cumulative effect of change in accounting principle	247,976	92,204

Income tax expense:
Current	83,931	33,529
Deferred	5,476	455

	89,407	33,984

Income before cumulative effect of change in accounting principle	158,569	58,220
Cumulative effect of change in accounting principle, net of related income tax expense of $398	687	—

Net income	$159,256	$58,220

Net income per common share:
Basic	$0.93	$0.34

Diluted	$0.91	$0.34

Weighted average number of common shares outstanding:
Basic	171,818	168,757

Diluted	174,313	171,742

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PATTERSON-UTI ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

						Accumulated
	Common Stock		Additional			Other
	Number of		Paid-in	Deferred	Retained	Comprehensive	Treasury
	Shares	Amount	Capital	Compensation	Earnings	Income	Stock	Total
	(Unaudited)
	(In thousands)

Balance, December 31, 2005	175,909	$1,759	$672,151	$(9,287)	$719,113	$8,565	$(25,290)	$1,367,011
Issuance of restricted stock	243	2	(2)	—	—	—	—	—
Stock based compensation, net of cumulative effect of change in accounting principle	—	—	2,842	—	—	—	—	2,842
Forfeitures of restricted shares	(32)	—	—	—	—	—	—	—
Elimination of deferred compensation due to change in accounting principle	—	—	(9,287)	9,287	—	—	—	—
Foreign currency translation adjustment, net of tax of $96	—	—	—	—	—	(165)	—	(165)
Payment of cash dividend	—	—	—	—	(6,906)	—	—	(6,906)
Net income	—	—	—	—	159,256	—	—	159,256

Balance, March 31, 2006	176,120	$1,761	$665,704	$—	$871,463	$8,400	$(25,290)	$1,522,038

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PATTERSON-UTI ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN CASH FLOWS

	Three Months Ended
	March 31,
	2006	2005
	(Unaudited)
	(In thousands)

Cash flows from operating activities:
Net income	$159,256	$58,220
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and impairment	43,549	35,215
Provision for bad debts	600	223
Deferred income tax expense	5,874	455
Tax benefit related to exercise of stock options	—	5,139
Stock based compensation expense	2,842	476
(Gain) loss on sale of assets	(871)	94
Changes in operating assets and liabilities, net of business acquired:
Accounts receivable	(45,134)	(58,991)
Inventory and other current assets	(3,266)	780
Accounts payable	3,355	10,798
Income taxes payable	55,452	23,686
Accrued expenses	6,843	5,238
Other liabilities	6,639	1,974

Net cash provided by operating activities	235,139	83,307

Cash flows from investing activities:
Acquisitions	—	(61,791)
Purchases of property and equipment	(114,216)	(76,200)
Proceeds from sales of property and equipment	3,026	8,193
Change in other assets	—	1,766

Net cash used in investing activities	(111,190)	(128,032)

Cash flows from financing activities:
Dividends paid	(6,906)	(6,747)
Proceeds from exercise of stock options	—	7,310

Net cash provided by (used in) financing activities	(6,906)	563

Effect of foreign exchange rate changes on cash	(37)	87

Net increase (decrease) in cash and cash equivalents	117,006	(44,075)
Cash and cash equivalents at beginning of period	136,398	112,371

Cash and cash equivalents at end of period	$253,404	$68,296

Supplemental disclosure of cash flow information:
Net cash paid during the period for:
Interest expense	$(58)	$(66)
Income taxes	$(21,281)	$(1,400)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PATTERSON-UTI ENERGY, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Consolidation and Presentation

The interim condensed consolidated financial statements include the accounts of Patterson-UTI Energy, Inc. (the “Company”) and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

The interim condensed consolidated financial statements have been prepared by management of the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations, although the Company believes the disclosures included herein are adequate to make the information presented not misleading. In the opinion of management, all adjustments which are of a normal recurring nature considered necessary for presentation of the information have been included. The Unaudited Condensed Consolidated Balance Sheet as of December 31, 2005, as presented herein, was derived from the audited balance sheet of the Company. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

The Company’s former Chief Financial Officer (“former CFO”) has pleaded guilty to criminal charges arising out of his embezzlement of funds totalling approximately $77.5 million from the Company over a period of more than five years, ending November 3, 2005. The accompanying prior periods were previously restated to reflect the effects of the embezzlement in the periods of occurrence. Continuing professional and other costs related to the embezzlement are being recognized as operating costs when incurred.

The U.S. dollar is the functional currency for all of the Company’s operations except for its Canadian operations, which use the Canadian dollar as their functional currency. The effects of exchange rate changes are reflected in accumulated other comprehensive income, which is a separate component of stockholders’ equity (see Note 3 of these Notes to Unaudited Condensed Consolidated Financial Statements).

The Company provides a dual presentation of its earnings per share in its Unaudited Condensed Consolidated Statements of Income: Basic Earnings per Share (“Basic EPS”) and Diluted Earnings per Share (“Diluted EPS”). Basic EPS excludes dilution and is computed by dividing net income by the weighted average number of common shares outstanding. Diluted EPS is based on the weighted-average number of common shares outstanding and the assumed exercise of dilutive instruments, including stock options, warrants and restricted shares, less the number of treasury shares assumed to be purchased with the exercise proceeds. For the three months ended March 31, 2006 and 2005, all potentially dilutive options and warrants were included in the calculation of Diluted EPS. The following table presents information necessary to calculate earnings per share for the three months ended March 31, 2006 and

PATTERSON-UTI ENERGY, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2005 as well as cash dividends per share paid during the three months ended March 31, 2006 and 2005 (in thousands, except per share amounts):

	Three Months Ended
	March 31,
	2006	2005

Net income	$159,256	$58,220
Weighted average common shares outstanding	171,818	168,757

Basic earnings per share	$0.93	$0.34

Weighted average common shares outstanding	171,818	168,757
Dilutive effect of stock options and restricted shares	2,495	2,985

Weighted average dilutive common shares outstanding	174,313	171,742

Diluted earnings per share	$0.91	$0.34

Cash dividends per share(a)	$0.04	$0.04

(a)	During March 2006 and 2005, cash dividends of $6.9 million and $6.7 million, respectively, were paid on outstanding shares of 172,654,128 and 168,679,334, respectively.

The results of operations for the three months ended March 31, 2006 are not necessarily indicative of the results to be expected for the full year.

2.	Stock-based Compensation

The Company adopted Financial Accounting Standards Board (“FASB”) Statement No. 123 (revised 2004), Share-Based Payment (“FAS123(R)”), on January 1, 2006 and recognizes the cost of share-based payments under the fair-value-based method. The Company uses share-based payments to compensate employees and non-employee directors. All awards have been options or restricted stock. Additionally, all awards are equity instruments and include only service conditions. The Company issues new shares when vested stock option awards are exercised and when restricted stock awards are granted. As a result of the adoption of FAS123(R), the Company recognized $2.5 million of compensation expense for the quarter ended March 31, 2006, net of taxes of $1.4 million. The Company also recognized income due to the cumulative effect of this change in accounting principle of $687,000, net of taxes of $398,000, related to previously expensed amortization of restricted (unvested) stock grants.

During 2005, the Company’s shareholders approved the Patterson-UTI Energy, Inc. 2005 Long-Term Incentive Plan (the “2005 Plan”) and the Board of Directors adopted a resolution that no future grants would

PATTERSON-UTI ENERGY, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

be made under any of the Company’s six other previously existing plans. The Company’s share-based compensation plans at March 31, 2006 follow:

		Option &
	Shares	Restricted	Shares
	Authorized	Shares	Available
Plan Name	for Grant	Outstanding	for Grant

Patterson-UTI Energy, Inc. 2005 Long-Term Incentive Plan(1)	6,250,000	432,150	5,456,955
Patterson-UTI Energy, Inc. Amended and Restated 1997 Long-Term Incentive Plan, as amended (“1997 Plan”)	—	5,100,987	—
Amended and Restated Patterson-UTI Energy, Inc. 2001 Long-Term Incentive Plan (“2001 Plan”)	—	870,753	—
Amended and Restated Non-Employee Director Stock Option Plan of Patterson-UTI Energy, Inc. (“Non-Employee Director Plan”)	—	200,000	—
1997 Stock Option Plan of DSI Industries, Inc. (“DSI Plan”)	—	536	—
Amended and Restated Patterson-UTI Energy, Inc. 1996 Employee Stock Option Plan (“1996 Plan”)	—	95,800	—
Patterson-UTI Energy, Inc., 1993 Incentive Stock Plan, as amended (“1993 Plan”)	—	141,600	—

(1)	Plan is for the benefit of employees of the Company, including officers and directors of the Company.

A summary of the 2005 Plan follows:

•	The Compensation Committee of the Board of Directors administers the plan.

•	All employees including officers and directors are eligible for awards.

•	The Compensation Committee sets the vesting schedule, however, awards typically vest over 4 years.

•	The Compensation Committee sets the term of awards except that no option term can exceed 10 years.

•	Awards granted, unless otherwise stated in the grant thereof, do not vest upon a change of control, as defined in the plan.

•	All options granted under the plan are granted with an exercise price equal to or greater than the fair market value of the Company’s common stock at the time the option is granted.

•	The plan provides for awards of incentive stock options, non-incentive stock options, tandem and freestanding stock appreciation rights, restricted stock awards, other stock unit awards, performance share awards, performance unit awards and dividend equivalents.

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

Stock Options.  The Company accounted for all stock options under the intrinsic value method prior to January 1, 2006. Accordingly, no compensation expense was recognized in prior periods for stock options because exercise prices were equal to the grant date market value of the related common stock. The Modified Prospective Application (“MPA”) method is being applied to transition from the intrinsic value method to the fair-value-based method for stock options. The effects of the application of the MPA method follow:

•	Previously reported amounts and disclosures are not affected.

•	Compensation cost, net of estimated forfeitures for the unvested portion of awards outstanding at January 1, 2006, is recognized under the fair-value-based method as the awards vest, based on the grant-date fair value of those awards as calculated for the Company’s previously reported pro forma disclosures under FASB Statement No. 123, Accounting for Stock-Based Compensation (“FAS123”).

•	The fair-value based method is applied to new awards and to awards outstanding at January 1, 2006 that are modified, repurchased or cancelled after that date, if any.

The Company estimates grant date fair values of stock options with the Black-Scholes-Merton valuation model (“Black-Scholes”), except for stock options granted prior to 1996 that are not subject to FAS123(R) and were not subject to FAS123 pro forma disclosures. Weighted-average assumptions used to estimate grant date fair values for stock option granted in 2004 to 2006 follow:

•	Volatility was 33.92% for 2006 grants, 26.95% for 2005 grants, and 36.84% for 2004 grants;

•	Terms range from 3 to 6 years;

•	Dividend yields are 0.47% for 2006 grants, 0.65% for 2005 grants, and 0.06% for 2004 grants; and

•	Risk-free interest rates vary by grant and range from 3.84% to 4.30%.

PATTERSON-UTI ENERGY, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock option activity from January 1, 2006 to March 31, 2006 follows:

			Weighted-
		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual	Value
	Shares	Price	Term (Yrs)	($000’s)

Outstanding at January 1, 2006	6,338,043	$14.37
Granted	50,000	$34.24
Exercised	—	$—
Forfeited	(14,000)	$11.88
Expired	(5,584)	$7.62
Cancelled(a)	(360,833)	$14.83

Outstanding at March 31, 2006	6,007,626	$14.52	6.46	$104,751

Exercisable at March 31, 2006	4,789,954	$13.17	6.09	$89,984

(a)	Represents vested stock options held by the former CFO which were cancelled by the Company’s Board of Directors.

The weighted-average grant date fair value of stock options granted during the three months ended March 31, 2006 was $34.24. No stock options were granted during the three months ended March 31, 2005. No stock options were exercised during the three months ended March 31, 2006. The aggregate intrinsic value of stock options exercised during the three months ended March 31, 2005 was $13.9 million. Of the nonvested stock options as of March 31, 2006, 1.2 million shares are expected to vest. The aggregate intrinsic value of options expected to vest at March 31, 2006, is $14.5 million with a weighted average remaining contractual term of 7.93 years. As of March 31, 2006, there was $7.1 million of unrecognized compensation cost, net estimated forfeitures, related to nonvested stock options, which is expected to be recognized over a weighted average period of 1.1 years.

Restricted Stock.  Under all restricted stock awards to date, shares are issued when granted, nonvested shares are subject to forfeiture for failure to fulfill service conditions and nonforfeitable dividends are paid to nonvested holders of restricted shares. Restricted stock awards prior to January 1, 2006 were valued at the grant date market value of the underlying common stock, recognized as contra equity deferred compensation and amortized to expense under the “graded-vesting” method. Implementation of FAS123(R) did not change the accounting for the Company’s nonvested stock awards, except as follows:

•	Prior to January 1, 2006, forfeitures were recognized as they occurred;

•	From January 1, 2006 forward, forfeitures are estimated in the determination of periodic compensation cost; and

•	Contra equity deferred compensation was reversed against paid-in-capital at January 1, 2006 and compensation expense is recognized as attributed to each period.

The Company uses the “graded-vesting” attribution method to determine periodic compensation cost from restricted stock awards.

PATTERSON-UTI ENERGY, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Restricted stock activity from January 1, 2006 to March 31, 2006 follows:

		Weighted
		Average
		Grant Date
	Shares	Fair Value

Nonvested at January 1, 2006	623,150	$21.44
Granted	242,900	$35.63
Vested	—	$—
Forfeited	(31,850)	$27.08

Nonvested at March 31, 2006	834,200	$25.36

Of the 834,200 shares of nonvested restricted stock granted at March 31, 2006, 643,000 shares are expected to vest. The intrinsic value of the shares expected to vest is $16.5 million with a weighted average grant date fair value of $25.65. At March 31, 2006, there was $12.2 million of unrecognized compensation cost related to restricted share-based compensation arrangements granted under the Company’s plans. That cost is expected to be recognized over a weighted-average period of 2.3 years. No restricted shares vested during the three months ended March 31, 2006 or 2005.

Dividends on Equity Awards.  Nonforfeitable dividends paid on equity awards are recognized as follows:

•	Dividends are recognized as reductions of retained earnings for the portion of equity awards expected to vest.

•	Dividends are recognized as additional compensation cost for the portion of equity awards that are not expected to vest or that ultimately do not vest.

Vesting expectations, in regard to these dividend payments, correspond with forfeiture rate assumptions used to recognize compensation cost. Accordingly, reclassifications between retained earnings and compensation cost occur when the Company adjusts forfeiture rate assumptions or when actual forfeitures are ultimately recognized.

Prior Period Pro Forma Disclosures.  Prior to January 1, 2006, the Company accounted for share-based compensation under the intrinsic value method. Other than the restricted stock discussed above, no additional share-based compensation expense was reflected in prior period earnings since the exercise price was equal to the grant date market value of the underlying common stock for all stock options granted prior to January 1, 2006. The effect of share-based compensation, as if the Company had applied the fair-value-based method required by FAS123, on net income and earnings per share for prior periods presented follows (in thousands, except per share amounts):

Three Months
Ended
March 31,
2005

Net income, as reported	$58,220
Add back: Share-based employee compensation cost, net of related tax effects, included in net income as reported	301
Deduct: Share-based employee compensation cost, net of related tax effects, that would have been included in net income if the fair-value-based method had been applied to all awards	(2,547)

Pro-forma net income	$55,974

Net income per common share:
Basic, as reported	$0.34

Basic, pro-forma	$0.33

Diluted, as reported	$0.34

Diluted, pro-forma	$0.33

PATTERSON-UTI ENERGY, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	Comprehensive Income (Expense)

The following table illustrates the Company’s comprehensive income (expense) including the effects of foreign currency translation adjustments for the three months ended March 31, 2006 and 2005 (in thousands):

	Three Months Ended
	March 31,
	2006	2005

Net income	$159,256	$58,220
Other comprehensive income (expense):
Foreign currency translation adjustment related to our Canadian operations, net of tax	(165)	(336)

Comprehensive income, net of tax	$159,091	$57,884

4.	Property and Equipment

Property and equipment consisted of the following at March 31, 2006 and December 31, 2005 (in thousands):

	March 31,	December 31,
	2006	2005

Equipment	$1,737,868	$1,633,911
Oil and natural gas properties	81,623	79,079
Buildings	25,157	22,490
Land	5,271	5,611

	1,849,919	1,741,091
Less accumulated depreciation and depletion	(727,654)	(687,246)

	$1,122,265	$1,053,845

PATTERSON-UTI ENERGY, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Business Segments

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

	Three Months Ended
	March 31,
	2006	2005

Revenues:
Contract drilling(a)	$509,764	$296,577
Pressure pumping	31,328	16,693
Drilling and completion fluids(b)	49,224	29,426
Oil and natural gas	8,520	9,105

Total segment revenues	598,836	351,801
Elimination of intercompany revenues (a)(b)	1,103	1,208

Total revenues	$597,733	$350,593

Income before income taxes:
Contract drilling	$234,607	$88,883
Pressure pumping	8,506	2,555
Drilling and completion fluids	7,918	2,712
Oil and natural gas	3,229	3,328

	254,260	97,478
Corporate and other	(4,881)	(4,039)
Embezzled funds and related expenses(c)	(3,780)	(1,606)
Interest income	2,351	433
Interest expense	(58)	(66)
Other	84	4

Income before income taxes and cumulative effect of change in accounting principle	$247,976	$92,204

	March 31,	December 31,
	2006	2005

Identifiable assets:
Contract drilling	$1,515,274	$1,421,779
Pressure pumping	84,072	72,536
Drilling and completion fluids	111,484	90,904
Oil and natural gas	60,714	60,785

	1,771,544	1,646,004
Corporate and other(d)	257,666	149,777

Total assets	$2,029,210	$1,795,781

PATTERSON-UTI ENERGY, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(a)	Includes contract drilling intercompany revenues of approximately $1.1 million and $1.2 million for the three months ended March 31, 2006 and 2005, respectively.

(b)	Includes drilling and completion fluids intercompany revenues of approximately $43,000 and $20,000 for the three months ended March 31, 2006 and 2005, respectively.

(c)	The Company’s former CFO has pleaded guilty to criminal charges arising out of his embezzlement of funds totalling approximately $77.5 million from the Company over a period of more than five years, ending November 3, 2005. Embezzled funds and related expenses include losses incurred as a result of the embezzlement in prior periods and continuing professional and other costs incurred in the current period.

(d)	Corporate assets primarily include cash on hand managed by the parent corporation and certain deferred federal income tax assets.

6.	Goodwill

Goodwill is evaluated to determine if the fair value of an asset has decreased below its carrying value. At December 31, 2005 the Company performed its annual goodwill evaluation and determined no adjustment to impair goodwill was necessary. Goodwill as of March 31, 2006 and December 31, 2005 is as follows (in thousands):

	March 31,	December 31,
	2006	2005

Contract Drilling:
Goodwill at beginning of period	$89,092	$89,092
Changes to goodwill	—	—

Goodwill at end of period	89,092	89,092

Drilling and completion fluids:
Goodwill at beginning of period	$9,964	$9,964
Changes to goodwill	—	—

Goodwill at end of period	9,964	9,964

Total goodwill	$99,056	$99,056

7.	Accrued Expenses

Accrued expenses consisted of the following at March 31, 2006 and December 31, 2005 (in thousands):

	March 31,	December 31,
	2006	2005

Salaries, wages, payroll taxes and benefits	$36,437	$33,816
Workers’ compensation liability	50,722	47,107
Sales, use and other taxes	8,179	9,484
Insurance, other than workers’ compensation	11,735	11,365
Other	12,251	10,704

	$119,324	$112,476

PATTERSON-UTI ENERGY, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	Asset Retirement Obligation

Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations,” (“SFAS No. 143”), requires that the Company record a liability for the estimated costs to be incurred in connection with the abandonment of oil and natural gas properties in the future. The following table describes the changes to our asset retirement obligations during the three months ended March 31, 2006 and 2005 (in thousands):

	2006	2005

Balance at beginning of year	$1,725	$2,358
Liabilities incurred	32	18
Liabilities settled	(28)	(60)
Accretion expense	14	18

Asset retirement obligation at end of period	$1,743	$2,334

9.	Commitments, Contingencies and Other Matters

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

The Company has signed non-cancelable commitments to purchase $112 million of equipment to be received throughout the remainder of 2006.

A receiver has been appointed to identify the assets of our former CFO in connection with his embezzlement of Company funds. The receiver will liquidate the assets and propose a plan to distribute the proceeds. While the Company believes it has a claim for at least the full amount of funds embezzled from the Company, other creditors have asserted or may assert claims with respect to the assets held by the receiver. As a result, recovery by the Company from the receiver is uncertain as to timing and amount, if any, of the proceeds from the liquidation of the assets held by the receiver. Recoveries, if any, will be recognized when they are considered collectable.

In December 2005, two derivative actions were filed in Texas state court in Scurry County, Texas, against the directors of the Company, alleging that the directors breached their fiduciary duties to the Company as a result of alleged failure to timely discover the embezzlement. The Board of Directors formed a special litigation committee to review and inquire about these allegations and recommend the Company’s response, if any. Further legal proceedings in these suits have been stayed pending completion of the work of the special litigation committee. The lawsuits seek recovery on behalf of and for the Company and do not seek recovery from the Company.

The Company is party to various other legal proceedings arising in the normal course of its business. The Company does not believe that the outcome of these proceedings, either individually or in the aggregate, will have a material adverse effect on its financial condition.

10.	Stockholders’ Equity

On March 2, 2006, the Company’s Board of Directors approved a cash dividend on its common stock in the amount of $0.04 per share. The cash dividend of approximately $6.9 million was paid on March 30, 2006. The amount and timing of all future dividend payments is subject to the discretion of the Board of Directors and will depend upon business conditions, results of operations, financial condition, terms of the Company’s credit facilities and other factors.

11.	Subsequent Events

Between April 3 and April 7, 2006, the Company purchased 1,250,000 shares of its common stock at a weighted average purchase price of $32.75 per share. The total cost of the stock purchases was $40.9 million. This stock will be accounted for as treasury stock.

On April 26, 2006, the Company’s Board of Directors approved an increase in its quarterly cash dividend from $0.04 to $0.08 on each outstanding share of its common stock to be paid on June 30, 2006 to holders of record on June 15, 2006.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management Overview — We are a leading provider of contract services to the North American oil and natural gas industry. Our services primarily involve the drilling, on a contract basis, of land-based oil and natural gas wells and, to a lesser extent, we provide pressure pumping services and drilling and completion fluid services. In addition to the aforementioned contract services, we also engage in the development, exploration, acquisition and production of oil and natural gas. For the three months ended March 31, 2006 and 2005, our operating revenues consisted of the following (dollars in thousands):

	Three Months Ended
	March 31,
	2006		2005

Contract drilling	$508,704	85%	$295,389	84%
Pressure pumping	31,328	5	16,693	5
Drilling and completion fluids	49,181	8	29,406	8
Oil and natural gas	8,520	2	9,105	3

	$597,733	100%	$350,593	100%

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

We have been a leading consolidator of the land-based contract drilling industry over the past several years, increasing our drilling fleet to 403 rigs as of March 31, 2006. Based on publicly available information, we believe we are the second largest owner of land-based drilling rigs in North America. Growth by acquisition has been a corporate strategy intended to expand both revenues and profits.

The profitability of our business is most readily assessed by two primary indicators: our average number of rigs operating and our average revenue per operating day. During the first quarter of 2006, our average number of rigs operating increased to 300 from 292 in the fourth quarter of 2005 and 263 in the first quarter of 2005. Our average revenue per operating day increased to $18,840 in the first quarter of 2006 from $17,130 in the fourth quarter of 2005 and $12,490 in the first quarter of 2005. Primarily due to these improvements, we experienced an increase of approximately $101 million, or 174%, in consolidated net income for the first quarter of 2006 as compared to the first quarter of 2005.

Our revenues, profitability and cash flows are highly dependent upon the market prices of oil and natural gas. During periods of improved commodity prices, the capital spending budgets of oil and natural gas operators tend to expand, which results in increased demand for our contract services. Conversely, in periods of time when these commodity prices deteriorate, the demand for our contract services generally weakens and we experience downward pressure on pricing for our services. In addition, our operations are highly impacted by competition, the availability of excess equipment, labor issues and various other factors which are more fully described as “Risk Factors” included as Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2005, beginning on page 11.

Management believes that the liquidity of our balance sheet as of March 31, 2006, which includes approximately $475 million in working capital (including $253 million in cash), no long-term debt and $144 million available under a $200 million line of credit (availability of $56 million is reserved for outstanding letters of credit), provides us with the ability to pursue acquisition opportunities, expand into new regions, make improvements to our assets and survive downturns in our industry.

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

The Company has signed non-cancelable commitments to purchase $112 million of equipment to be received throughout the remainder of 2006.

A receiver has been appointed to identify the assets of our former CFO in connection with his embezzlement of Company funds. The receiver will liquidate the assets and propose a plan to distribute the proceeds. While the Company believes it has a claim for at least the full amount of funds embezzled from the Company, other creditors have asserted or may assert claims with respect to the assets held by the receiver. As a result, recovery by the Company from the receiver is uncertain as to timing and amount, if any, of the proceeds from the liquidation of the assets held by the receiver. Recoveries, if any, will be recognized when they are considered collectable.

In December 2005, two derivative actions were filed in Texas state court in Scurry County, Texas, against the directors of the Company, alleging that the directors breached their fiduciary duties to the Company as a result of alleged failure to timely discover the embezzlement. The Board of Directors formed a special litigation committee to review and inquire about these allegations and recommend the Company’s response, if any. Further legal proceedings in these suits have been stayed pending completion of the work of the special litigation committee. The lawsuits seek recovery on behalf of and for the Company and do not seek recovery from the Company.

Trading and Investing — We have not engaged in trading activities that include high-risk securities, such as derivatives and non-exchange traded contracts. We invest cash primarily in highly liquid, short-term investments such as overnight deposits, money markets, and highly rated municipal and commercial bonds.

Description of Business — We conduct our contract drilling operations in Texas, New Mexico, Oklahoma, Louisiana, Mississippi, Colorado, Utah, Wyoming, Montana, North Dakota, South Dakota and Western Canada. As of March 31, 2006, we owned 403 drilling rigs. We provide pressure pumping services to oil and natural gas operators primarily in the Appalachian Basin. These services consist primarily of well stimulation and cementing for completion of new wells and remedial work on existing wells. We provide drilling fluids, completion fluids and related services to oil and natural gas operators in Texas, Southeastern New Mexico, Oklahoma, the Gulf Coast region of Louisiana and the Gulf of Mexico. Drilling and completion fluids are used by oil and natural gas operators during the drilling process to control pressure when drilling oil and natural gas wells. We are also engaged in the development, exploration, acquisition and production of oil and natural gas. Our oil and natural gas operations are focused primarily in producing regions in West and South Texas, Southeastern New Mexico, Utah and Mississippi.

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

Critical Accounting Policies

In addition to established accounting policies, our consolidated financial statements are impacted by certain estimates and assumptions made by management. No changes in our critical accounting policies have occurred since we issued our December 31, 2005, Form 10-K.

Liquidity and Capital Resources

As of March 31, 2006, we had working capital of approximately $475 million, including cash and cash equivalents of $253 million. For the three months ended March 31, 2006, our significant sources of cash flow included:

•	$235 million provided by operations and

•	$3 million in proceeds from sales of property and equipment.

We used $7 million to pay dividends on the Company’s common stock and $114 million:

•	to make capital expenditures for the betterment and refurbishment of our drilling rigs,

•	to acquire and procure drilling equipment,

•	to fund capital expenditures for our pressure pumping and drilling and completion fluids divisions, and

•	to fund leasehold acquisition and exploration and development of oil and natural gas properties.

On March 2, 2006, the Company’s Board of Directors approved a cash dividend on its common stock in the amount of $0.04 per share. The dividend of approximately $6.9 million was paid on March 30, 2006.

Between April 3 and April 7, 2006, the Company purchased 1,250,000 shares of its common stock at a weighted average purchase price of $32.75 per share. The total cost of the stock purchases was $40.9 million. This stock will be accounted for as treasury stock.

On April 26, 2006, the Company’s Board of Directors approved an increase in its quarterly cash dividend from $0.04 to $0.08 on each outstanding share of its common stock to be paid on June 30, 2006 to holders of record on June 15, 2006. The amount and timing of all future dividend payments is subject to the discretion of the Board of Directors and will depend upon business conditions, results of operations, financial condition, terms of the Company’s credit facilities and other factors.

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

Results of Operations

The following tables summarize operations by business segment for the three months ended March 31, 2006 and 2005:

Contract Drilling	2006	2005	% Change
	(Dollars in thousands)

Revenues	$508,704	$295,389	72.2%
Direct operating costs	$233,774	$175,466	33.2%
Selling, general and administrative	$1,788	$1,216	47.0%
Depreciation	$38,535	$29,824	29.2%
Operating income	$234,607	$88,883	164.0%
Operating days	27,000	23,657	14.1%
Average revenue per operating day	$18.84	$12.49	50.8%
Average direct operating costs per operating day	$8.66	$7.42	16.7%
Number of owned rigs at end of period	403	396	1.8%
Average number of rigs owned during period	403	391	3.1%
Average rigs operating	300	263	14.1%
Rig utilization percentage	74%	67%	10.4%
Capital expenditures	$99,377	$57,735	72.1%

Revenues and direct operating costs increased as a result of the increased number of operating days, as well as an increase in the average revenue and average direct operating costs per operating day. Operating days and average rigs operating increased primarily as a result of increased demand for our contract drilling services and the increase in the number of marketable rigs in our fleet due to our ongoing rig activation program. Average revenue per operating day increased as a result of increased demand and pricing for our drilling services. Average direct operating costs per operating day increased primarily as a result of increased compensation costs and an increase in the cost of maintenance for our rigs. Significant capital expenditures were incurred during the first quarter of 2006 to activate additional drilling rigs to meet increased demand, to modify and upgrade our existing drilling rigs and to acquire additional related equipment such as drill pipe, drill collars, engines, fluid circulating systems, rig hoisting systems and safety enhancement equipment. Increased depreciation expense was due to acquisitions and capital expenditures in 2006 and 2005.

Pressure Pumping	2006	2005	% Change
	(Dollars in thousands)

Revenues	$31,328	$16,693	87.7%
Direct operating costs	$17,650	$10,364	70.3%
Selling, general and administrative	$2,986	$2,202	35.6%
Depreciation	$2,186	$1,572	39.1%
Operating income	$8,506	$2,555	232.9%
Total jobs	2,711	1,909	42.0%
Average revenue per job	$11.56	$8.74	32.3%
Average direct operating costs per job	$6.51	$5.43	19.9%
Capital expenditures	$9,027	$7,658	17.9%

Revenues and direct operating costs increased as a result of the increased number of jobs, as well as an increase in the average revenue and average direct operating cost per job. The increase in jobs was attributable to increased demand for our services and increased operating capacity which was added. Increased average revenue per job was due to increased pricing for our services and an increase in the number of larger jobs. Average direct operating costs per job increased as a result of increases in the cost of sand and other materials used in our operations as well as an increase in the number of larger jobs. Selling, general and administrative expenses increased primarily as a result of the expanding operations of the pressure pumping segment. Increased depreciation expense for the 2006 quarter was largely due to the expansion of the pressure pumping segment through capital expenditures. Significant capital expenditures were incurred during the first quarter of 2006 to modify and upgrade existing equipment and to add additional equipment to the segment’s expanded operations to meet increased demand.

Drilling and Completion Fluids	2006	2005	% Change
	(Dollars in thousands)

Revenues	$49,181	$29,406	67.2%
Direct operating costs	$38,186	$23,949	59.4%
Selling, general and administrative	$2,440	$2,195	11.2%
Depreciation	$637	$550	15.8%
Operating income	$7,918	$2,712	192.0%
Total jobs	487	527	(7.6)%
Average revenue per job	$100.99	$55.80	81.0%
Average direct operating costs per job	$78.41	$45.44	72.6%
Capital expenditures	$951	$586	62.3%

Revenues and direct operating costs increased as a result of an increase in the average revenue and direct operating costs per job. Average revenue and direct operating costs per job increased primarily as a result of an increase in the size of jobs completed in the Gulf of Mexico as well as an increase in the size of our smaller land-based jobs. Selling, general and administrative expense increased in 2006 primarily due to increased incentive compensation resulting from higher profitability levels.

Oil and Natural Gas Production and Exploration	2006	2005	% Change
	(Dollars in thousands, except sales prices)

Revenues	$8,520	$9,105	(6.4)%
Direct operating costs	$2,655	$2,170	22.4%
Selling, general and administrative	$638	$501	27.3%
Depreciation, depletion and impairment	$1,998	$3,106	(35.7)%
Operating income	$3,229	$3,328	(3.0)%
Capital expenditures	$4,861	$5,021	(3.2)%
Average net daily oil production (Bbls)	792	897	(11.7)%
Average net daily gas production (Mcf)	5,030	8,599	(41.5)%
Average oil sales price (per Bbl)	$61.84	$46.74	32.3%
Average gas sales price (per Mcf)	$7.31	$5.92	23.5%

Revenues decreased primarily due to decreases in the net daily production of natural gas. Average net daily oil and natural gas production decreased as a result of production declines and the sale of certain oil and natural gas properties during 2005. Depreciation, depletion and impairment expense includes approximately $602,000 incurred during the three months ended March 31, 2005 to impair certain oil and natural gas properties. Depreciation and depletion further decreased in 2006 as a result of decreased oil and natural gas production.

Corporate and Other	2006	2005	% Change
	(In thousands)

Selling, general and administrative	$4,959	$3,559	39.3%
Bad debt expense	$600	$223	169.1%
Depreciation	$193	$163	18.4%
Gain (loss) on sale of assets	$871	$(94)	N/A %
Embezzled funds and related expenses	$3,780	$1,606	135.4%
Interest income	$2,351	$433	443.0%
Interest expense	$58	$66	(12.1)%
Other income	$84	$4	2,000.0%
Capital Expenditures	$—	$5,200	N/A %

Selling, general and administrative expenses increased primarily as a result of compensation expense related to the issuance of restricted shares to certain key employees in the second quarter of 2005 and the first quarter of 2006, and compensation expense related to the adoption of a new accounting standard, FAS 123(R), in the first quarter of 2006 requiring the expensing of stock options. Gain (loss) on sale of assets includes gains recognized on the sale of certain oil and natural gas properties and other equipment. Interest income increased as a result of higher cash balances and interest rates in 2006. Embezzled funds and related expenses in 2005 includes payments made to or for the benefit of Jonathan D. Nelson, our former CFO, for assets and services that were not received by the Company and in 2006 includes continuing professional and other costs related to the embezzlement.

Prior to the adoption of FAS 123(R) on January 1, 2006, the Company accounted for all stock options under the intrinsic value method. Accordingly, no compensation expense was recognized in prior periods for stock options because exercise prices were equal to the grant date market value of the related common stock. The MPA method is being applied to transition from the intrinsic value method to the fair-value-based method for stock options (see Note 2 of these Notes to Unaudited Condensed Consolidated Financial Statements).

Volatility of Oil and Natural Gas Prices and its Impact on Operations

Our revenue, profitability, and rate of growth are substantially dependent upon prevailing prices for oil and natural gas, with respect to all of our operating segments. For many years, oil and natural gas prices and markets have been volatile. Prices are affected by market supply and demand factors as well as international military, political and economic conditions, and the ability of OPEC to set and maintain production and price targets. All of these factors are beyond our control. Natural gas prices fell from an average of $6.23 per Mcf in the first quarter of 2001 to an average of $2.51 per Mcf for the same period in 2002. During this same period, the average number of our rigs operating dropped by approximately 50%. The average market price of natural gas improved from $3.36 in 2002 to $7.94 in the first quarter of 2006, resulting in an increase in demand for our drilling services. Our average number of rigs operating increased from 126 in 2002 to 300 in the first quarter of 2006. We expect oil and natural gas prices to continue to be volatile and to affect our financial condition and operations and ability to access sources of capital. A significant decrease in expected market prices for natural gas could result in a material decrease in demand for drilling rigs and reduction in our operation results.

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

Disclosure Controls and Procedures — We maintain disclosure controls and procedures (as such terms are defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) designed to ensure that the information required to be disclosed in the reports that we file with the

SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, and due to the material weaknesses in the Company’s internal control over financial reporting as reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, our CEO and CFO concluded that our disclosure controls and procedures were not effective at a reasonable level of assurance, as of March 31, 2006. For a discussion of the material weaknesses, see Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2005.

Changes in Internal Control Over Financial Reporting — Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rule 13a-15(f). With the participation of our CEO and CFO, our management evaluates any changes in our internal control over financial reporting that occurred during each fiscal quarter which have materially affected, or are reasonably likely to materially affect, such internal control. At December 31, 2005, the Company’s assessment of the effectiveness of its internal control over financial reporting concluded that material weaknesses in its control environment and controls over property and equipment existed. During the first three months of 2006, the Company has implemented, or is in the process of implementing, remediation steps to address these material weaknesses. You can find more information about these material weaknesses and the actions that we have taken and are planning to take to remediate the material weaknesses in Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2005.

Except as discussed above, there were no changes in the Company’s internal control over financial reporting during its most recently completed fiscal quarter that have materially affected or are reasonably likely to materially affect its internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act.

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

For a more complete explanation of these various factors and others, see “Risk Factors” included as Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2005, beginning on page 11.

You are cautioned not to place undue reliance on any of our forward-looking statements, which speak only as of the date of this Report or, in the case of documents incorporated by reference, the date of those documents.

PART II — OTHER INFORMATION

ITEM 5.	Other Information

The Company has entered into an employment agreement with A. Glenn Patterson pursuant to which the Company will employ Mr. Patterson for five years at an annual compensation of $250,000 per year.

ITEM 6.	Exhibits

(a) Exhibits.

The following exhibits are filed herewith or incorporated by reference, as indicated:

3.1	Restated Certificate of Incorporation, as amended (filed August 9, 2004 as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004 and incorporated herein by reference).
3.2	Amendment to Restated Certificate of Incorporation, as amended (filed August 9, 2004 as Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004 and incorporated herein by reference).
3.3	Amended and Restated Bylaws (filed March 19, 2002 as Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001 and incorporated herein by reference).
10.1	Employment Agreement effective as of May 3, 2006, by and between Patterson-UTI Energy, Inc. and A. Glenn Patterson.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

DATED: May 5, 2006