Form 10-Q
period 2006-06-30
PATTERSON UTI ENERGY INC
filed 2006-08-04
CIK 889900

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 0-22664

PATTERSON-UTI ENERGY, INC.
(Exact name of registrant as specified in its charter)

DELAWARE	75-2504748
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
4510 LAMESA HIGHWAY, SNYDER, TEXAS	79549 (Zip Code)
(Address of principal executive offices)

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

166,055,859 shares of common stock, $0.01 par value, as of July 31, 2006

PATTERSON-UTI ENERGY, INC. AND SUBSIDIARIES

		Page

PART I — FINANCIAL INFORMATION
ITEM 1.	Financial Statements	3
	Unaudited condensed consolidated balance sheets	3
	Unaudited condensed consolidated statements of income	4
	Unaudited condensed consolidated statement of changes in stockholders’ equity	5
	Unaudited condensed consolidated statements of changes in cash flows	6
	Notes to unaudited condensed consolidated financial statements	7
ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18
ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk	26
ITEM 4.	Controls and Procedures	27
Forward Looking Statements and Cautionary Statements for Purposes of the “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995		28

PART II — OTHER INFORMATION
ITEM 5.	Other Information	29
ITEM 6.	Exhibits	29
Signatures		30
Certification of CEO Pursuant to Section 302
Certification of CFO Pursuant to Section 302
Certification of CEO & CFO Pursuant to Section 906

PART I — FINANCIAL INFORMATION

ITEM 1.	Financial Statements

The following unaudited condensed consolidated financial statements include all adjustments which, in the opinion of management, are necessary in order to make such financial statements not misleading.

PATTERSON-UTI ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2006	2005
	(Unaudited)
	(In thousands, except
	share data)

ASSETS
Current assets:
Cash and cash equivalents	$18,992	$136,398
Accounts receivable, net of allowance for doubtful accounts of $3,337 at June 30, 2006 and $2,199 at December 31, 2005	507,850	422,002
Inventory	32,386	27,907
Deferred tax assets, net	27,740	26,382
Prepaid federal and state income taxes	1,983	—
Other	34,539	25,168

Total current assets	623,490	637,857
Property and equipment, at cost, net	1,214,789	1,053,845
Goodwill	99,056	99,056
Other	4,860	5,023

Total assets	$1,942,195	$1,795,781

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable:
Trade	$123,511	$113,226
Accrued revenue distributions	14,131	13,379
Other	7,855	5,294
Accrued federal and state income taxes payable	—	11,034
Accrued expenses	124,536	112,476

Total current liabilities	270,033	255,409
Deferred tax liabilities, net	179,122	169,188
Other	4,390	4,173

Total liabilities	453,545	428,770

Commitments and contingencies (see Note 9)
Stockholders’ equity:
Preferred stock, par value $.01; authorized 1,000,000 shares, no shares issued	—	—
Common stock, par value $.01; authorized 300,000,000 shares with 176,227,954 and 175,909,274 issued and 166,055,058 and 172,441,178 outstanding at June 30, 2006 and December 31, 2005, respectively	1,762	1,759
Additional paid-in capital	671,333	672,151
Deferred Compensation	—	(9,287)
Retained earnings	1,029,740	719,113
Accumulated other comprehensive income	11,103	8,565
Treasury stock, at cost, 10,172,896 and 3,468,096 shares at June 30, 2006 and December 31, 2005, respectively	(225,288)	(25,290)

Total stockholders’ equity	1,488,650	1,367,011

Total liabilities and stockholders’ equity	$1,942,195	$1,795,781

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PATTERSON-UTI ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
	(Unaudited)		(Unaudited)
	(In thousands, except		(In thousands, except
	per share amounts)		per share amounts)

Operating revenues:
Contract drilling	$530,349	$329,503	$1,039,053	$624,892
Pressure pumping	36,010	22,025	67,338	38,718
Drilling and completion fluids	59,877	29,587	109,058	58,993
Oil and natural gas	10,577	8,807	19,097	17,912

	636,813	389,922	1,234,546	740,515

Operating costs and expenses:
Contract drilling	235,902	180,185	469,676	355,651
Pressure pumping	17,935	12,622	35,585	22,986
Drilling and completion fluids	46,049	23,846	84,235	47,795
Oil and natural gas	5,364	2,418	8,019	4,588
Depreciation, depletion and impairment	47,481	37,559	91,030	72,774
Selling, general and administrative	12,840	9,919	25,651	19,592
Bad debt expense	600	143	1,200	366
Embezzled funds and related expenses	673	5,156	4,453	6,762
Other operating expenses (includes gain or loss on disposal of assets)	1,056	1,423	185	1,517

	367,900	273,271	720,034	532,031

Operating income	268,913	116,651	514,512	208,484

Other income (expense):
Interest income	2,280	634	4,631	1,067
Interest expense	(55)	(57)	(113)	(123)
Other	59	16	143	20

	2,284	593	4,661	964

Income before income taxes and cumulative effect of change in accounting principle	271,197	117,244	519,173	209,448

Income tax expense (benefit):
Current	98,394	45,410	182,325	78,939
Deferred	1,113	(2,192)	6,589	(1,737)

	99,507	43,218	188,914	77,202

Income before cumulative effect of change in accounting principle	171,690	74,026	330,259	132,246
Cumulative effect of change in accounting principle, net of related income tax expense of $398	—	—	687	—

Net income	$171,690	$74,026	$330,946	$132,246

Income before cumulative effect of change in accounting principle:
Basic	$1.02	$0.44	$1.94	$0.78

Diluted	$1.00	$0.43	$1.91	$0.77

Net income per common share:
Basic	$1.02	$0.44	$1.94	$0.78

Diluted	$1.00	$0.43	$1.91	$0.77

Weighted average number of common shares outstanding:
Basic	168,894	169,992	170,351	169,378

Diluted	171,522	173,162	172,949	172,648

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PATTERSON-UTI ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

						Accumulated
	Common Stock		Additional			Other
	Number of		Paid-in	Deferred	Retained	Comprehensive	Treasury
	Shares	Amount	Capital	Compensation	Earnings	Income	Stock	Total
	(Unaudited)
	(In thousands)

Balance, December 31, 2005	175,909	$1,759	$672,151	$(9,287)	$719,113	$8,565	$(25,290)	$1,367,011
Issuance of restricted stock	243	2	(2)	—	—	—	—	—
Exercise of stock options	111	1	1,260	—	—	—	—	1,261
Tax benefit for stock option exercises	—	—	845	—	—	—	—	845
Stock based compensation, net of cumulative effect of change in accounting principle	—	—	6,366	—	—	—	—	6,366
Forfeitures of restricted shares	(35)	—	—	—	—	—	—	—
Elimination of deferred compensation due to change in accounting principle	—	—	(9,287)	9,287	—	—	—	—
Foreign currency translation adjustment, net of tax of $1,589	—	—	—	—	—	2,538	—	2,538
Payment of cash dividends	—	—	—	—	(20,319)	—	—	(20,319)
Purchases of treasury stock	—	—	—	—	—	—	(199,998)	(199,998)
Net income	—	—	—	—	330,946	—	—	330,946

Balance, June 30, 2006	176,228	$1,762	$671,333	$—	$1,029,740	$11,103	$(225,288)	$1,488,650

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PATTERSON-UTI ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN CASH FLOWS

	Six Months Ended
	June 30,
	2006	2005
	(Unaudited)
	(In thousands)

Cash flows from operating activities:
Net income	$330,946	$132,246
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and impairment	91,030	72,774
Dry holes and abandonments	3,101	—
Provision for bad debts	1,200	366
Deferred income tax expense (benefit)	6,987	(1,737)
Tax benefit related to exercise of stock options	—	17,270
Stock based compensation expense	6,366	1,108
Gain on disposal of assets	—	(1,034)
Changes in operating assets and liabilities, net of business acquired:
Accounts receivable	(86,185)	(85,417)
Inventory	(4,479)	(4,182)
Other assets	(9,176)	(2,808)
Accounts payable	10,862	14,481
Income taxes payable/receivable	(12,561)	8,393
Accrued expenses	11,959	5,056
Other liabilities	2,778	2,602

Net cash provided by operating activities	352,828	159,118

Cash flows from investing activities:
Purchases of property and equipment	(256,747)	(162,199)
Acquisitions	—	(65,401)
Proceeds from disposal of property and equipment	4,264	8,839
Change in other assets	—	1,766

Net cash used in investing activities	(252,483)	(216,995)

Cash flows from financing activities:
Purchases of treasury stock	(199,998)	—
Dividends paid	(20,319)	(13,537)
Proceeds from exercise of stock options	1,261	29,314
Tax benefit related to exercise of stock options	845	—

Net cash provided by (used in) financing activities	(218,211)	15,777

Effect of foreign exchange rate changes on cash	460	(194)

Net increase (decrease) in cash and cash equivalents	(117,406)	(42,294)
Cash and cash equivalents at beginning of period	136,398	112,371

Cash and cash equivalents at end of period	$18,992	$70,077

Supplemental disclosure of cash flow information:
Net cash paid during the period for:
Interest expense	$(113)	$(123)
Income taxes	$(184,501)	$(48,585)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PATTERSON-UTI ENERGY, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Consolidation and Presentation

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

The Company provides a dual presentation of its net income per common share in its Unaudited Condensed Consolidated Statements of Income: Basic net income per common share (“Basic EPS”) and diluted net income per common share (“Diluted EPS”). Basic EPS excludes dilution and is computed by dividing net income by the weighted average number of common shares outstanding. Diluted EPS is based on the weighted-average number of common shares outstanding plus the impact of dilutive instruments, including stock options, warrants and restricted shares using the treasury stock method. For the three and six months ended June 30, 2006 and 2005, all potentially dilutive instruments were included in the calculation of Diluted EPS. The following table presents information necessary to calculate earnings per share for the three and six months ended June 30, 2006 and 2005 as well as cash

PATTERSON-UTI ENERGY, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

dividends per share paid during the three and six months ended June 30, 2006 and 2005 (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005

Net income	$171,690	$74,026	$330,946	$132,246
Weighted average number of common shares outstanding	168,894	169,992	170,351	169,378

Basic net income per common share	$1.02	$0.44	$1.94	$0.78

Weighted average number of common shares outstanding	168,894	169,992	170,351	169,378
Dilutive effect of stock options and restricted shares	2,628	3,170	2,598	3,270

Weighted average number of diluted common shares outstanding	171,522	173,162	172,949	172,648

Diluted net income per common share	$1.00	$0.43	$1.91	$0.77

Cash dividends per common share(a)	$0.08	$0.04	$0.12	$0.08

(a)	During March 2006 and June 2006, cash dividends of $6.9 million and $13.4 million, respectively, were paid on outstanding shares of 172,654,128 and 167,660,960, respectively. During March 2005 and June 2005, cash dividends of $6.7 million and $6.8 million, respectively, were paid on outstanding shares of 168,679,334 and 169,741,460, respectively.

The results of operations for the three and six months ended June 30, 2006 are not necessarily indicative of the results to be expected for the full year.

2.	Stock-based Compensation

The Company adopted Financial Accounting Standards Board (“FASB”) Statement No. 123 (revised 2004), Share-Based Payment (“FAS 123(R)”), on January 1, 2006 and recognizes the cost of share-based payments under the fair-value-based method. The Company uses share-based payments to compensate employees and non-employee directors. All awards have been equity instruments in the form of stock options or restricted stock awards and include only service conditions. The Company issues shares of common stock when vested stock option awards are exercised and when restricted stock awards are granted. As a result of the initial adoption of FAS 123(R), the Company recognized income due to the cumulative effect of this change in accounting principle of $687,000, net of taxes of $398,000, related to previously expensed amortization of unvested restricted stock grants. For the three months ended June 30, 2006, the Company recognized $3.5 million in stock-based compensation expense and a related income tax benefit of $1.3 million. For the six months ended June 30, 2006, the Company recognized $7.4 million in stock-based compensation expense and a related income tax benefit of $2.7 million.

PATTERSON-UTI ENERGY, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During 2005, the Company’s shareholders approved the Patterson-UTI Energy, Inc. 2005 Long-Term Incentive Plan (the “2005 Plan”) and the Board of Directors adopted a resolution that no future grants would be made under any of the Company’s six other previously existing plans. The Company’s share-based compensation plans at June 30, 2006 follow:

		Options &
	Shares	Restricted	Shares
	Authorized	Shares	Available
Plan Name	for Grant	Outstanding	for Grant

Patterson-UTI Energy, Inc. 2005 Long-Term Incentive Plan	6,250,000	430,950	5,462,795
Patterson-UTI Energy, Inc. Amended and Restated 1997 Long-Term Incentive Plan, as amended (“1997 Plan”)	—	5,098,985	—
Amended and Restated Patterson-UTI Energy, Inc. 2001 Long-Term Incentive Plan (“2001 Plan”)	—	784,404	—
Amended and Restated Non-Employee Director Stock Option Plan of Patterson-UTI Energy, Inc. (“Non-Employee Director Plan”)	—	180,000	—
1997 Stock Option Plan of DSI Industries, Inc. (“DSI Plan”)	—	536	—
Amended and Restated Patterson-UTI Energy, Inc. 1996 Employee Stock Option Plan (“1996 Plan”)	—	95,800	—
Patterson-UTI Energy, Inc., 1993 Incentive Stock Plan, as amended (“1993 Plan”)	—	136,400	—

A summary of the 2005 Plan follows:

•	The Compensation Committee of the Board of Directors administers the plan.

•	All employees including officers and directors are eligible for awards.

•	The Compensation Committee determines the vesting schedule for awards. Awards typically vest over 1 year for non-employee directors and 3 to 4 years for employees.

•	The Compensation Committee sets the term of awards and no option term can exceed 10 years.

•	All options granted under the plan are granted with an exercise price equal to or greater than the fair market value of the Company’s common stock at the time the option is granted.

•	The plan provides for awards of incentive stock options, non-incentive stock options, tandem and freestanding stock appreciation rights, restricted stock awards, other stock unit awards, performance share awards, performance unit awards and dividend equivalents. As of June 30, 2006, only non-incentive stock options and restricted stock awards had been granted under the plan.

Options granted under the 1997 Plan vest over three or five years as dictated by the Compensation Committee. These options typically had terms of ten years. All options were granted with an exercise price equal to the fair market value of the related common stock at the time of grant. Restricted Stock Awards granted under the 1997 Plan vest over four years.

Options granted under the 2001 Plan vest over five years as dictated by the Compensation Committee. These options had terms of ten years. All options were granted with an exercise price equal to the fair market value of the Company’s common stock at the time of grant. Restricted Stock Awards granted under the 2001 Plan vest over four years.

Options granted under the Non-Employee Director Plan vest on the first anniversary of the option grant. Non-Employee Director Plan options have five year terms. All options were granted with an exercise price equal to the fair market value of the related common stock at the time of grant.

PATTERSON-UTI ENERGY, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Options granted under the DSI plan typically vested at a rate of 33% per year with ten year terms. All options were granted with an exercise price equal to the fair market value of the related common stock at the time of grant.

Options granted under the 1996 plan vested over one, four and five years as dictated by the Compensation Committee. These options had terms of five or ten years as dictated by the Compensation Committee. All options were granted with an exercise price equal to the fair market value of the Company’s common stock at the time of grant.

Options granted under the 1993 Plan, typically had terms of 10 years and vested over five years in 20% increments beginning at the end of the first year. All options were granted with an exercise price equal to the fair market value of the Company’s common stock at the time of grant.

Stock Options.  The Company accounted for all stock options under the intrinsic value method prior to January 1, 2006. Accordingly, no compensation expense was recognized in prior periods for stock options because they had no intrinsic value when granted as exercise prices were equal to the grant date market value of the related common stock. The Modified Prospective Application (“MPA”) method is being applied to transition from the intrinsic value method to the fair-value-based method for stock options. The effects of the application of the MPA method follow:

•	Previously reported amounts and disclosures are not affected.

•	Compensation cost, net of estimated forfeitures for the unvested portion of awards outstanding at January 1, 2006, is recognized under the fair-value-based method as the awards vest. Compensation cost is based on the grant-date fair value of stock options as calculated for the Company’s previously reported pro forma disclosures under FASB Statement No. 123, Accounting for Stock-Based Compensation (“FAS 123”).

•	The fair-value based method is applied to new awards and to awards outstanding at January 1, 2006 that are modified, repurchased or cancelled after that date, if any.

The Company estimates grant date fair values of stock options using the Black-Scholes-Merton valuation model (“Black-Scholes”), except for stock options granted prior to 1996 that are not subject to FAS 123(R) and were not subject to FAS 123 pro forma disclosures. Weighted-average assumptions used to estimate grant date fair values for stock options granted in the three and six month periods ended June 30, 2006 and 2005 follow:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005

Volatility	N/A	26.95%	26.95%	26.95%
Expected term (in years)	N/A	4.00	4.00	4.00
Divided yield	N/A	0.65%	0.47%	0.65%
Risk-free interest rate	N/A	3.84%	4.30%	3.84%

No stock options were granted during the three months ended June 30, 2006.

PATTERSON-UTI ENERGY, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock option activity from January 1, 2006 to June 30, 2006 follows:

			June 30, 2006
			Weighted-
		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic
	Underlying	Exercise	Contractual	Value
	Shares	Price	Term (Yrs)	($000’s)

Outstanding at January 1, 2006	6,338,043	$14.37
Granted	50,000	$34.24
Exercised	(110,832)	$11.38
Forfeited	(14,717)	$11.83
Expired	(5,584)	$7.62
Cancelled(a)	(360,833)	$14.83

Outstanding at June 30, 2006	5,896,077	$14.58	6.24	$81,231

Exercisable at June 30, 2006	5,172,793	$13.65	6.00	$75,840

(a)	Represents vested stock options held by the former CFO which were cancelled by the Company’s Board of Directors.

The weighted-average grant-date fair value of stock options granted and the aggregate intrinsic value of stock options exercised during the three and six month periods ended June 30, 2006 and 2005 follows:

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2006		2005	2006	2005

Weighted-average grant-date fair value of stock options granted	$	N/A	$6.33	$9.23	$6.33
Aggregate intrinsic value of stock options exercised ($000’s)		$2,342	$33,510	$2,342	$47,450

As of June 30, 2006, options to purchase 723,284 shares were outstanding and not vested. Of these non-vested options, approximately 714,000 are expected to ultimately vest. Additional information as of June 30, 2006 with respect to these options that are expected to vest follows:

Aggregate intrinsic value	$5.3	million
Weighted-average remaining contractual term	7.96	years
Weighted-average remaining expected term	2.05	years
Weighted-average remaining vesting period	1.31	years
Unrecognized compensation cost	$5.0	million

Restricted Stock.  Under all restricted stock awards to date, shares were issued when granted, nonvested shares are subject to forfeiture for failure to fulfill service conditions and nonforfeitable dividends are paid on nonvested restricted shares. Restricted stock awards prior to January 1, 2006 were valued at the grant date market value of the underlying common stock, recognized as contra equity deferred compensation and amortized to expense under the “graded-vesting” method. Implementation of FAS 123(R) did not change the accounting for the Company’s nonvested stock awards, except as follows:

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

Restricted stock activity from January 1, 2006 to June 30, 2006 follows:

		Weighted
		Average
		Grant Date
	Shares	Fair Value

Nonvested at January 1, 2006	623,150	$21.44
Granted	242,900	$35.63
Vested	—	$—
Forfeited	(35,052)	$26.39

Nonvested at June 30, 2006	830,998	$25.38

As of June 30, 2006, approximately 627,000 shares of nonvested restricted stock outstanding are expected to vest. Additional information as of June 30, 2006 with respect to these shares that are expected to vest follows:

Aggregate intrinsic value	$17.8	million
Weighted-average remaining vesting period	2.0	years
Unrecognized compensation cost	$10.8	million

Dividends on Equity Awards.  Nonforfeitable dividends paid on equity awards are recognized as follows:

•	Dividends are recognized as reductions of retained earnings for the portion of equity awards expected to vest.

•	Dividends are recognized as additional compensation cost for the portion of equity awards that are not expected to vest or that ultimately do not vest.

Vesting expectations, in regard to these dividend payments, correspond with forfeiture rate assumptions used to recognize compensation cost. Accordingly, when the Company adjusts forfeiture rate assumptions or when actual forfeitures are ultimately recognized, related dividends are reflected as additional compensation expense as opposed to being charged directly to retained earnings.

PATTERSON-UTI ENERGY, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Prior Period Pro Forma Disclosures.  Prior to January 1, 2006, the Company accounted for share-based compensation under the intrinsic value method. Other than the restricted stock discussed above, no additional share-based compensation expense was reflected in prior period earnings since the exercise price was equal to the grant-date market value of the underlying common stock for all stock options granted prior to January 1, 2006. The effect of share-based compensation, as if the Company had applied the fair-value-based method proscribed by FAS 123, on net income and earnings per share for prior periods presented follows (in thousands, except per share amounts):

	Three Months Ended	Six Months Ended
	June 30,	June 30,
	2005	2005

Net income, as reported	$74,026	$132,246
Add back: Share-based employee compensation cost, net of related tax effects, included in net income as reported	399	700
Deduct: Share-based employee compensation cost, net of related tax effects, that would have been included in net income if the fair-value-based method had been applied to all awards	(2,811)	(5,358)

Pro-forma net income	$71,614	$127,588

Net income per common share:
Basic, as reported	$0.44	$0.78

Basic, pro-forma	$0.42	$0.75

Diluted, as reported	$0.43	$0.77

Diluted, pro-forma	$0.41	$0.74

3.	Comprehensive Income (Expense)

The following table illustrates the Company’s comprehensive income (expense) including the effects of foreign currency translation adjustments for the three and six months ended June 30, 2006 and 2005 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005

Net income	$171,690	$74,026	$330,946	$132,246
Other comprehensive income (expense):
Foreign currency translation adjustment related to our Canadian operations, net of tax	2,703	(631)	2,538	(967)

Comprehensive income, net of tax	$174,393	$73,395	$333,484	$131,279

PATTERSON-UTI ENERGY, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	Property and Equipment

Property and equipment consisted of the following at June 30, 2006 and December 31, 2005 (in thousands):

	June 30,	December 31,
	2006	2005

Equipment	$1,870,243	$1,633,911
Oil and natural gas properties	82,857	79,079
Buildings	25,752	22,490
Land	5,542	5,611

	1,984,394	1,741,091
Less accumulated depreciation and depletion	(769,605)	(687,246)

Property and equipment, at cost, net	$1,214,789	$1,053,845

5.	Business Segments

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005

Revenues:
Contract drilling(a)	$531,904	$330,027	$1,041,668	$626,604
Pressure pumping	36,010	22,025	67,338	38,718
Drilling and completion fluids(b)	60,098	29,726	109,322	59,152
Oil and natural gas	10,577	8,807	19,097	17,912

Total segment revenues	638,589	390,585	1,237,425	742,386
Elimination of intercompany revenues (a)(b)	1,776	663	2,879	1,871

Total revenues	$636,813	$389,922	$1,234,546	$740,515

Income before income taxes:
Contract drilling	$252,446	$115,729	$487,053	$204,612
Pressure pumping	12,593	5,533	21,099	8,088
Drilling and completion fluids	10,562	2,803	18,480	5,515
Oil and natural gas	472	3,106	3,701	6,434

	276,073	127,171	530,333	224,649
Corporate and other	(6,487)	(2,812)	(11,368)	(6,851)
Other operating expenses	—	(2,552)	—	(2,552)
Embezzled funds and related expenses(c)	(673)	(5,156)	(4,453)	(6,762)
Interest income	2,280	634	4,631	1,067
Interest expense	(55)	(57)	(113)	(123)
Other	59	16	143	20

Income before income taxes and cumulative effect of change in accounting principle	$271,197	$117,244	$519,173	$209,448

PATTERSON-UTI ENERGY, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	June 30,	December 31,
	2006	2005

Identifiable assets:
Contract drilling	$1,648,906	$1,421,779
Pressure pumping	94,635	72,536
Drilling and completion fluids	129,680	90,904
Oil and natural gas	60,122	60,785

	1,933,343	1,646,004
Corporate and other(d)	8,852	149,777

Total assets	$1,942,195	$1,795,781

(a)	Includes contract drilling intercompany revenues of approximately $1.6 million and $524,000 for the three months ended June 30, 2006 and 2005, respectively, and approximately $2.6 million and $1.7 million for the six months ended June 30, 2006 and 2005, respectively.

(b)	Includes drilling and completion fluids intercompany revenues of approximately $221,000 and $139,000 for the three months ended June 30, 2006 and 2005, respectively, and approximately $264,000 and $159,000 for the six months ended June 30, 2006 and 2005, respectively .

(c)	The Company’s former CFO has pleaded guilty to criminal charges arising out of his embezzlement of funds totalling approximately $77.5 million from the Company over a period of more than five years, ending November 3, 2005. Embezzled funds and related expenses include embezzled funds and other costs incurred as a result of the embezzlement.

(d)	Corporate assets primarily include cash on hand managed by the parent corporation and certain deferred federal income tax assets.

6.	Goodwill

Goodwill is evaluated at least annually to determine if the fair value of recorded goodwill has decreased below its carrying value. At December 31, 2005 the Company performed its annual goodwill evaluation and determined no adjustment to impair goodwill was necessary. Goodwill as of June 30, 2006 and December 31, 2005 is as follows (in thousands):

	June 30,	December 31,
	2006	2005

Contract Drilling:
Goodwill at beginning of period	$89,092	$89,092
Changes to goodwill	—	—

Goodwill at end of period	89,092	89,092

Drilling and completion fluids:
Goodwill at beginning of period	$9,964	$9,964
Changes to goodwill	—	—

Goodwill at end of period	9,964	9,964

Total goodwill	$99,056	$99,056

PATTERSON-UTI ENERGY, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	Accrued Expenses

Accrued expenses consisted of the following at June 30, 2006 and December 31, 2005 (in thousands):

	June 30,	December 31,
	2006	2005

Workers’ compensation liability	$56,229	$47,107
Salaries, wages, payroll taxes and benefits	34,049	33,816
Sales, use and other taxes	10,330	9,484
Insurance, other than workers’ compensation	13,253	11,365
Other	10,675	10,704

Accrued expenses	$124,536	$112,476

8.	Asset Retirement Obligation

Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations,” (“SFAS No. 143”), requires that the Company record a liability for the estimated costs to be incurred in connection with the abandonment of oil and natural gas properties in the future. The following table describes the changes to our asset retirement obligations during the six months ended June 30, 2006 and 2005 (in thousands):

	June 30,	June 30,
	2006	2005

Balance at beginning of year	$1,725	$2,358
Liabilities incurred	63	19
Liabilities settled	(45)	(511)
Accretion expense	27	37

Asset retirement obligation at end of period	$1,770	$1,903

9.	Commitments, Contingencies and Other Matters

The Company maintains letters of credit in the aggregate amount of approximately $60 million for the benefit of various insurance companies as collateral for retrospective premiums and retained losses which could become payable under the terms of the underlying insurance contracts. These letters of credit expire at various times during each calendar year. No amounts have been drawn under the letters of credit.

As of June 30, 2006, the Company has signed non-cancelable commitments to purchase $66.3 million of equipment to be received throughout the remainder of 2006.

A receiver has been appointed to identify the assets of our former CFO in connection with his embezzlement of Company funds. The receiver is liquidating the assets and will propose a plan to distribute the proceeds. While the Company believes it has a claim for at least the full amount of funds embezzled from the Company, other creditors have asserted or may assert claims with respect to the assets held by the receiver.

In December 2005, two derivative actions were filed in Texas state court in Scurry County, Texas, and in May 2006, a derivative action was filed in federal court in Lubbock, Texas, in each case, against the directors of the Company, alleging that the directors breached their fiduciary duties to the Company as a result of alleged failure to timely discover the embezzlement. The Board of Directors formed a special litigation committee to review and inquire about these allegations and recommend the Company’s response, if any. Further legal proceedings in these

PATTERSON-UTI ENERGY, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

suits have been stayed pending completion of the work of the special litigation committee. The lawsuits seek recovery on behalf of and for the Company and do not seek recovery from the Company.

The Company is party to various other legal proceedings arising in the normal course of its business. The Company does not believe that the outcome of these proceedings, either individually or in the aggregate, will have a material adverse effect on its financial condition.

10.	Stockholders’ Equity

On March 2, 2006, the Company’s Board of Directors approved a cash dividend on its common stock in the amount of $0.04 per share. The cash dividend of approximately $6.9 million was paid on March 30, 2006 to holders of record on March 15, 2006. On April 26, 2006, the Company’s Board of Directors approved an increase in its quarterly cash dividend from $0.04 to $0.08 on each outstanding share of its common stock. This dividend of approximately $13.4 million was paid on June 30, 2006 to holders of record on June 15, 2006. The amount and timing of all future dividend payments is subject to the discretion of the Board of Directors and will depend upon business conditions, results of operations, financial condition, terms of the Company’s credit facilities and other factors.

On March 27, 2006, the Company’s Board of Directors increased the Company’s previously authorized stock buyback program to allow for future purchases of up to $200 million of the Company’s outstanding common stock. During the second quarter of 2006, the Company completed the authorized buyback with the purchase of 6,704,800 shares of its common stock at a cost of approximately $200 million. Shares purchased under the stock buyback program have been accounted for as treasury stock.

11.	Subsequent Events

As of June 30, 2006, the Company had completed the authorized buyback of its common stock under the plan that had been previously authorized by the Company’s Board of Directors. On August 2, 2006, the Company’s Board of Directors authorized an increase in the size of the previously approved stock buyback program to allow for future purchases of up to $250 million of the Company’s outstanding common stock.

On August 2, 2006, the Company entered into an agreement to amend its $200 million unsecured revolving line of credit (“LOC”). In connection with this amendment, the borrowing capacity under this LOC was increased to $375 million. No significant changes were made to the terms of the LOC including the interest to be paid on outstanding balances and financial covenants.

On August 2, 2006, the Company’s Board of Directors approved a quarterly cash dividend of $0.08 on each outstanding share of its common stock. The dividend is to be paid on September 29, 2006 to holders of record as of September 14, 2006.

12.	Recently Issued Accounting Standards

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006 and will be effective for the Company as of January 1, 2007. The Company is in the process of evaluating the impact of the adoption of this standard.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management Overview — We are a leading provider of contract services to the North American oil and natural gas industry. Our services primarily involve the drilling, on a contract basis, of land-based oil and natural gas wells and, to a lesser extent, we provide pressure pumping services and drilling and completion fluid services. In addition to the aforementioned contract services, we also engage in the development, exploration, acquisition and production of oil and natural gas. For the three and six months ended June 30, 2006 and 2005, our operating revenues consisted of the following (dollars in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2006		2005		2006		2005

Contract drilling	$530,349	83%	$329,503	84%	$1,039,053	84%	$624,892	84%
Pressure pumping	36,010	6	22,025	6	67,338	5	38,718	5
Drilling and completion fluids	59,877	9	29,587	8	109,058	9	58,993	8
Oil and natural gas	10,577	2	8,807	2	19,097	2	17,912	3

	$636,813	100%	$389,922	100%	$1,234,546	100%	$740,515	100%

We provide our contract services to oil and natural gas operators in many of the oil and natural gas producing regions of North America. Our contract drilling operations are focused in various regions of Texas, New Mexico, Oklahoma, Arkansas, Louisiana, Mississippi, Colorado, Utah, Wyoming, Montana, North Dakota, South Dakota and Western Canada while our pressure pumping services are focused primarily in the Appalachian Basin. Our drilling and completion fluids services are provided to operators offshore in the Gulf of Mexico and on land in Texas, Southeastern New Mexico, Oklahoma and the Gulf Coast region of Louisiana. Our oil and natural gas operations are primarily focused in West and South Texas, Southeastern New Mexico, Utah and Mississippi.

We have been a leading consolidator of the land-based contract drilling industry over the past several years, increasing our drilling fleet to 403 rigs as of June 30, 2006. Based on publicly available information, we believe we are the second largest owner of land-based drilling rigs in North America.

The profitability of our business is most readily assessed by two primary indicators in our contract drilling segment: our average number of rigs operating and our average revenue per operating day. During the second quarter of 2006, our average number of rigs operating was 295 per day compared to 300 in the first quarter of 2006 and 265 in the second quarter of 2005. Our average revenue per operating day increased to $19,780 in the second quarter of 2006 from $18,840 in the first quarter of 2006 and $13,690 in the second quarter of 2005. Primarily due to these improvements, we experienced an increase of approximately $97.7 million, or 132%, in consolidated net income for the second quarter of 2006 as compared to the second quarter of 2005.

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

Management believes that the liquidity of our balance sheet as of June 30, 2006, which includes approximately $353 million in working capital (including $19 million in cash), no long-term debt and $140 million available under a $200 million line of credit (availability of $60 million is reserved for outstanding letters of credit), provides us with the ability to pursue acquisition opportunities, expand into new regions, make improvements to our assets, pay cash dividends, buy back the Company’s common stock and survive downturns in our industry.

Commitments and Contingencies — The Company maintains letters of credit in the aggregate amount of approximately $60 million for the benefit of various insurance companies as collateral for retrospective premiums and retained losses which could become payable under the terms of the underlying insurance contracts. These letters of credit expire at various times during each calendar year. No amounts have been drawn under the letters of credit.

As of June 30, 2006, the Company has signed non-cancelable commitments to purchase $66.3 million of equipment to be received throughout the remainder of 2006.

A receiver has been appointed to identify the assets of our former CFO in connection with his embezzlement of Company funds. The receiver is liquidating the assets and will propose a plan to distribute the proceeds. While the Company believes it has a claim for at least the full amount of funds embezzled from the Company, other creditors have asserted or may assert claims with respect to the assets held by the receiver.

In December 2005, two derivative actions were filed in Texas state court in Scurry County, Texas, and in May 2006, a derivative action was filed in federal court in Lubbock, Texas, in each case, against the directors of the Company, alleging that the directors breached their fiduciary duties to the Company as a result of alleged failure to timely discover the embezzlement. The Board of Directors formed a special litigation committee to review and inquire about these allegations and recommend the Company’s response, if any. Further legal proceedings in these suits have been stayed pending completion of the work of the special litigation committee. The lawsuits seek recovery on behalf of and for the Company and do not seek recovery from the Company.

Trading and Investing — We have not engaged in trading activities that include high-risk securities, such as derivatives and non-exchange traded contracts. We invest cash primarily in highly liquid, short-term investments such as overnight deposits, money markets, and highly rated municipal and commercial bonds.

Description of Business — We conduct our contract drilling operations in Texas, New Mexico, Oklahoma, Arkansas, Louisiana, Mississippi, Colorado, Utah, Wyoming, Montana, North Dakota, South Dakota and Western Canada. As of June 30, 2006, we owned 403 drilling rigs. We provide pressure pumping services to oil and natural gas operators primarily in the Appalachian Basin. These services consist primarily of well stimulation and cementing for completion of new wells and remedial work on existing wells. We provide drilling fluids, completion fluids and related services to oil and natural gas operators offshore in the Gulf of Mexico and on land in Texas, Southeastern New Mexico, Oklahoma and the Gulf Coast region of Louisiana. Drilling and completion fluids are used by oil and natural gas operators during the drilling process to control pressure when drilling oil and natural gas wells. We are also engaged in the development, exploration, acquisition and production of oil and natural gas. Our oil and natural gas operations are focused primarily in producing regions in West and South Texas, Southeastern New Mexico, Utah and Mississippi.

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

Critical Accounting Policies

In addition to established accounting policies, our consolidated financial statements are impacted by certain estimates and assumptions made by management. No changes in our critical accounting policies have occurred since the filing of the Company’s Annual Report on Form 10-K for the period ended December 31, 2005.

Liquidity and Capital Resources

As of June 30, 2006, we had working capital of approximately $353 million, including cash and cash equivalents of $19 million. For the six months ended June 30, 2006, our significant sources of cash flow included:

•	$353 million provided by operations,

•	$4.3 million in proceeds from sales of property and equipment, and

•	$2.1 million from the exercise of stock options and related tax benefits.

For the six months ended June 30, 2006, we used $200 million to purchase shares of treasury stock, $20.3 million to pay dividends on the Company’s common stock and $257 million:

•	to make capital expenditures for the betterment and refurbishment of our drilling rigs,

•	to acquire and procure drilling equipment,

•	to fund capital expenditures for our pressure pumping and drilling and completion fluids divisions, and

•	to fund leasehold acquisition and exploration and development of oil and natural gas properties.

On August 2, 2006, the Company entered into an agreement to amend its $200 million unsecured revolving line of credit (“LOC”). In connection with this amendment, the borrowing capacity under this LOC was increased to $375 million. No significant changes were made to the terms of the LOC including the interest to be paid on outstanding balances and financial covenants.

On March 2, 2006, the Company’s Board of Directors approved a cash dividend on its common stock in the amount of $0.04 per share. The dividend of approximately $6.9 million was paid on March 30, 2006. On April 26, 2006, the Company’s Board of Directors approved an increase in its quarterly cash dividend from $0.04 to $0.08 on each outstanding share of its common stock. This dividend of approximately $13.4 million was paid on June 30, 2006 to holders of record on June 15, 2006. On August 2, 2006, the Company’s Board of Directors approved a quarterly cash dividend of $0.08 on each outstanding share of its common stock. The dividend is to be paid on September 29, 2006 to holders of record as of September 14, 2006. The amount and timing of all future dividend payments is subject to the discretion of the Board of Directors and will depend upon business conditions, results of operations, financial condition, terms of the Company’s credit facilities and other factors.

On March 27, 2006, the Company’s Board of Directors increased the Company’s previously authorized stock buyback program to allow for future purchases of up to $200 million of the Company’s outstanding common stock. During the second quarter of 2006, the Company completed the authorized buyback with the purchase of 6,704,800 shares of its common stock at a cost of approximately $200 million. Shares purchased under the stock buyback program have been accounted for as treasury stock. On August 2, 2006, the Company’s Board of Directors authorized a further increase in the size of this previously approved stock buyback program to allow for future purchases of up to $250 million of the Company’s outstanding common stock.

The table below sets forth the information with respect to purchases of our common stock made by or on our behalf during the quarter ended June 30, 2006.

				Approximate Dollar
			Total Number of	Value of Shares
			Shares (or Units)	That May yet be
			Purchased as Part	Purchased Under the
	Total	Average Price	of Publicly	Plans or
	Number of Shares	Paid per	Announced Plans	Programs (in
Period Covered	Purchased(1)	Share	or Programs(2)	thousands)(2)

April 1-30, 2006	1,250,000	$32.75	1,250,000	$159,065
May 1-31, 2006	2,925,000	$30.34	2,925,000	$70,329
June 1-30, 2006	2,529,800	$27.80	2,529,800	$—

Total	6,704,800	$29.83	6,704,800	$—

(1)	All of the reported shares were purchased in open-market transactions.

(2)	On June 7, 2004, our Board of Directors authorized a stock buyback program for the purchase of up to $30 million of our outstanding common stock, which repurchases may be made from time to time as, in the opinion of management, market conditions warrant, in the open market or in privately negotiated transactions. On March 27, 2006, our Board of Directors increased the stock buyback program to allow the future purchases of up to $200 million of our outstanding common stock. As of June 30, 2006 the purchases under this program had been completed and on August 2, 2006, the Company’s Board of Directors authorized an increase in the size of the previously approved stock buyback program to allow for future purchases of up to $250 million of the Company’s outstanding common stock.

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

Results of Operations

Prior to the adoption of FAS 123(R) on January 1, 2006, the Company accounted for all stock options under the intrinsic value method. Accordingly, no compensation expense was recognized in prior periods for stock options because exercise prices were equal to the grant date market value of the related common stock. The modified prospective method was applied to transition from the intrinsic value method to the fair-value-based method for stock options (see Note 2 of these Notes to Unaudited Condensed Consolidated Financial Statements). The use of the modified prospective method does not result in adjustments to years prior to the adoption of FAS 123(R) which impact the comparability of certain items between 2006 and 2005. Incremental stock-based compensation in 2006 resulting from the adoption of FAS 123(R) is included in selling, general and administrative expenses in the statements of income. The use of the modified prospective method does not result in adjustments to years prior to the adoption of FAS 123(R) which impact the comparability of certain items between 2006 and 2005.

The following tables summarize operations by business segment for the three months ended June 30, 2006 and 2005:

Contract Drilling	2006	2005	% Change
	(Dollars in thousands)

Revenues	$530,349	$329,503	61.0%
Direct operating costs	$235,902	$180,185	30.9%
Selling, general and administrative	$1,733	$1,199	44.5%
Depreciation	$40,268	$32,390	24.3%
Operating income	$252,446	$115,729	118.1%
Operating days	26,810	24,074	11.4%
Average revenue per operating day	$19.78	$13.69	44.5%
Average direct operating costs per operating day	$8.80	$7.48	17.6%
Number of owned rigs at end of period	403	397	1.5%
Average number of rigs owned during period	403	396	1.8%
Average rigs operating	295	265	11.3%
Rig utilization percentage	73%	67%	9.0%
Capital expenditures	$124,909	$74,643	67.3%

Revenues and direct operating costs increased as a result of the increased number of operating days, as well as an increase in the average revenue and average direct operating costs per operating day. Operating days and average rigs operating increased primarily as a result of increased demand for our contract drilling services and the increase in the number of marketable rigs in our fleet due to our ongoing rig activation program. Average revenue per operating day increased as a result of increased demand and pricing for our drilling services. Average direct operating costs per operating day increased primarily as a result of increased compensation costs and an increase in the cost of maintenance for our rigs. Significant capital expenditures were incurred during the second quarter of 2006 to activate additional drilling rigs to meet increased demand, to modify and upgrade our existing drilling rigs and to acquire additional related equipment such as drill pipe, drill collars, engines, fluid circulating systems, rig hoisting systems and safety enhancement equipment. Increased depreciation expense was due to capital expenditures.

Pressure Pumping	2006	2005	% Change
	(Dollars in thousands)

Revenues	$36,010	$22,025	63.5%
Direct operating costs	$17,935	$12,622	42.1%
Selling, general and administrative	$3,152	$2,192	43.8%
Depreciation	$2,330	$1,678	38.9%
Operating income	$12,593	$5,533	127.6%
Total jobs	3,017	2,345	28.7%
Average revenue per job	$11.94	$9.39	27.2%
Average direct operating costs per job	$5.94	$5.38	10.4%
Capital expenditures	$10,652	$7,075	50.6%

Revenues and direct operating costs increased as a result of the increased number of jobs, as well as an increase in the average revenue and average direct operating cost per job. The increase in jobs was attributable to increased demand for our services and increased operating capacity which has been added in anticipation of that demand. Increased average revenue per job was due to increased pricing for our services and an increase in the number of larger jobs. Average direct operating costs per job increased as a result of increases in compensation and the cost of materials used in our operations as well as an increase in the number of larger jobs. Selling, general and administrative expenses increased as a result of additional expenses which were necessary to support expanding the operations of the pressure pumping segment. Increased depreciation expense for 2006 was largely due to the expansion of the pressure pumping segment through capital expenditures. Significant capital expenditures were incurred during the second quarter of 2006 to modify and upgrade existing equipment and to add additional equipment.

Drilling and Completion Fluids	2006	2005	% Change
	(Dollars in thousands)

Revenues	$59,877	$29,587	102.4%
Direct operating costs	$46,049	$23,846	93.1%
Selling, general and administrative	$2,592	$2,367	9.5%
Depreciation	$674	$571	18.0%
Operating income	$10,562	$2,803	276.8%
Total jobs	532	503	5.8%
Average revenue per job	$112.55	$58.82	91.3%
Average direct operating costs per job	$86.56	$47.41	82.6%
Capital expenditures	$979	$766	27.8%

Revenues and direct operating costs increased as a result of increases in the average revenue and direct operating costs per job and in the number of total jobs. Average revenue and direct operating costs per job increased primarily as a result of an increase in large jobs in the Gulf of Mexico, as well as an increase in the average size of our smaller land-based jobs.

Oil and Natural Gas Production and Exploration	2006	2005	% Change
	(Dollars in thousands, except sales prices)

Revenues	$10,577	$8,807	20.1%
Direct operating costs	$5,364	$2,418	121.8%
Selling, general and administrative	$728	$552	31.9%
Depreciation, depletion and impairment	$4,013	$2,731	46.9%
Operating income	$472	$3,106	(84.8)%
Capital expenditures	$5,856	$3,407	71.9%
Average net daily oil production (Bbls)	1,076	795	35.3%
Average net daily gas production (Mcf)	5,109	7,253	(29.6)%
Average oil sales price (per Bbl)	$67.26	$51.52	30.6%
Average gas sales price (per Mcf)	$6.78	$6.44	5.3%

Revenues increased primarily due to an increase in the net daily production and sales price of oil. Average net daily natural gas production decreased as a result of production declines and the sale of certain natural gas properties during 2005. The increase in direct operating costs includes a charge of $3.1 million associated with the abandonment of an exploratory well in the second quarter of 2006. Depreciation, depletion and impairment expense includes approximately $1.3 million and $602,000 incurred during the three months ended June 30, 2006 and 2005, respectively, to impair certain oil and natural gas properties.

Corporate and Other	2006	2005	% Change
	(In thousands)

Selling, general and administrative	$4,635	$3,609	28.4%
Bad debt expense	$600	$143	319.6%
Depreciation	$196	$189	3.7%
Other operating expenses (includes gain or loss on disposal of assets)	$1,056	$1,423	(25.8)%
Embezzled funds and related expenses	$673	$5,156	(86.9)%
Interest income	$2,280	$634	259.6%
Interest expense	$55	$57	(3.5)%
Other income	$59	$16	268.8%
Capital Expenditures	$135	$108	25.0%

Selling, general and administrative expenses increased primarily as a result of compensation expense related to the adoption of a new accounting standard in 2006 requiring the expensing of stock options. Other operating expenses in 2005 include approximately $1.1 million in gains recognized on the sale of certain assets reduced by approximately $2.6 million in charges to increase reserves related to the financial failure of a workers’ compensation insurance carrier used previously by the Company. Other operating expenses in 2006 include losses associated with the disposal of certain assets. Interest income increased as a result of higher cash balances and improvements in interest rates in 2006. Embezzled funds and related expenses in 2005 includes payments made to or for the benefit of Jonathan D. Nelson, our former CFO, for assets and services that were not received by the Company and in 2006 includes continuing professional and other costs related to the embezzlement.

The following tables summarize operations by business segment for the six months ended June 30, 2006 and 2005:

Contract Drilling	2006	2005	% Change
	(Dollars in thousands)

Revenues	$1,039,053	$624,892	66.3%
Direct operating costs	$469,676	$355,651	32.1%
Selling, general and administrative	$3,521	$2,415	45.8%
Depreciation	$78,803	$62,214	26.7%
Operating income	$487,053	$204,612	138.0%
Operating days	53,810	47,731	12.7%
Average revenue per operating day	$19.31	$13.09	47.5%
Average direct operating costs per operating day	$8.73	$7.45	17.2%
Number of owned rigs at end of period	403	397	1.5%
Average number of rigs owned during period	403	393	2.5%
Average rigs operating	297	264	12.5%
Rig utilization percentage	74%	67%	10.4%
Capital expenditures	$224,286	$132,378	69.4%

Revenues and direct operating costs increased as a result of the increased number of operating days, as well as an increase in the average revenue and average direct operating costs per operating day. Operating days and average rigs operating increased primarily as a result of increased demand for our contract drilling services and the increase in the number of marketable rigs in our fleet due to our ongoing rig activation program. Average revenue per operating day increased as a result of increased demand and pricing for our drilling services. Average direct operating costs per operating day increased primarily as a result of increased compensation costs and an increase in the cost of maintenance for our rigs. Significant capital expenditures were incurred during the first half of 2006 to activate additional drilling rigs to meet increased demand, to modify and upgrade our existing drilling rigs and to acquire additional related equipment such as drill pipe, drill collars, engines, fluid circulating systems, rig hoisting systems and safety enhancement equipment. Increased depreciation expense was due to capital expenditures.

Pressure Pumping	2006	2005	% Change
	(Dollars in thousands)

Revenues	$67,338	$38,718	73.9%
Direct operating costs	$35,585	$22,986	54.8%
Selling, general and administrative	$6,138	$4,394	39.7%
Depreciation	$4,516	$3,250	39.0%
Operating income	$21,099	$8,088	160.9%
Total jobs	5,728	4,254	34.6%
Average revenue per job	$11.76	$9.10	29.2%
Average direct operating costs per job	$6.21	$5.40	15.0%
Capital expenditures	$19,679	$14,733	33.6%

Revenues and direct operating costs increased as a result of the increased number of jobs, as well as an increase in the average revenue and average direct operating cost per job. The increase in jobs was attributable to increased demand for our services and increased operating capacity which has been added in anticipation of that demand. Increased average revenue per job was due to increased pricing for our services and an increase in the number of larger jobs. Average direct operating costs per job increased as a result of increases in compensation and the cost of materials used in our operations as well as an increase in the number of larger jobs. Selling, general and administrative expenses increased as a result of additional expenses which were necessary to support expanding the operations of the pressure pumping segment. Increased depreciation expense for 2006 was largely due to the expansion of the pressure pumping segment through capital expenditures. Significant capital expenditures were incurred during the first half of 2006 to modify and upgrade existing equipment and to add additional equipment.

Drilling and Completion Fluids	2006	2005	% Change
	(Dollars in thousands)

Revenues	$109,058	$58,993	84.9%
Direct operating costs	$84,235	$47,795	76.2%
Selling, general and administrative	$5,032	$4,562	10.3%
Depreciation	$1,311	$1,121	16.9%
Operating income	$18,480	$5,515	235.1%
Total jobs	1,019	1,030	(1.1)%
Average revenue per job	$107.02	$57.27	86.9%
Average direct operating costs per job	$82.66	$46.40	78.1%
Capital expenditures	$1,930	$1,352	42.8%

Revenues and direct operating costs increased as a result of increases in the average revenue and direct operating costs per job. Average revenue and direct operating costs per job increased primarily as a result of an increase in large jobs in the Gulf of Mexico, as well as an increase in the average size of our smaller land-based jobs. Selling, general and administrative expense increased in 2006 primarily due to increased incentive compensation resulting from higher profitability levels.

Oil and Natural Gas Production and Exploration	2006	2005	% Change
	(Dollars in thousands, except sales prices)

Revenues	$19,097	$17,912	6.6%
Direct operating costs	$8,019	$4,588	74.8%
Selling, general and administrative	$1,366	$1,053	29.7%
Depreciation, depletion and impairment	$6,011	$5,837	3.0%
Operating income	$3,701	$6,434	(42.5)%
Capital expenditures	$10,717	$8,428	27.2%
Average net daily oil production (Bbls)	935	846	10.5%
Average net daily gas production (Mcf)	5,070	7,922	(36.0)%
Average oil sales price (per Bbl)	$64.98	$49.00	32.6%
Average gas sales price (per Mcf)	$7.04	$6.16	14.3%

Revenues increased primarily due to an increase in the net daily production and sales price of oil. Average net daily natural gas production decreased as a result of production declines and the sale of certain natural gas properties during 2005. The increase in direct operating costs includes a charge $3.1 million associated with the abandonment of an exploratory well in 2006. Depreciation, depletion and impairment expense includes approximately $1.3 million and $817,000 incurred during the six months ended June 30, 2006 and 2005, respectively, to impair certain oil and natural gas properties.

Corporate and Other	2006	2005	% Change
	(In thousands)

Selling, general and administrative	$9,594	$7,168	33.8%
Bad debt expense	$1,200	$366	227.9%
Depreciation	$389	$352	10.5%
Other operating expenses (includes gain or loss on disposal of assets)	$185	$1,517	(87.8)%
Embezzled funds and related expenses	$4,453	$6,762	(34.1)%
Interest income	$4,631	$1,067	334.0%
Interest expense	$113	$123	(8.1)%
Other income	$143	$20	615.0%
Capital Expenditures	$135	$5,308	(97.5)%

Selling, general and administrative expenses increased primarily as a result of compensation expense related to the adoption of a new accounting standard in the 2006 requiring the expensing of stock options. Other operating expenses in 2005 include approximately $1.0 million in gains recognized on the sale of certain oil and natural gas properties and other equipment reduced by approximately $2.6 million in charges to increase reserves related to the financial failure of a workers’ compensation insurance carrier used previously by the Company. Other operating expenses in 2006 include losses associated with the disposal of certain assets. Interest income increased as a result of higher cash balances and improvements in interest rates in 2006. Embezzled funds and related expenses in 2005 includes payments made to or for the benefit of Jonathan D. Nelson, our former CFO, for assets and services that were not received by the Company and in 2006 includes continuing professional and other costs related to the embezzlement.

Volatility of Oil and Natural Gas Prices and its Impact on Operations

Our revenue, profitability, and rate of growth are substantially dependent upon prevailing prices for oil and natural gas, with respect to all of our operating segments. For many years, oil and natural gas prices and markets have been volatile. Prices are affected by market supply and demand factors as well as international military, political and economic conditions, and the ability of OPEC to set and maintain production and price targets. All of these factors are beyond our control. Natural gas prices fell from an average of $6.23 per Mcf in the first quarter of 2001 to an average of $2.51 per Mcf for the same period in 2002. During this same period, the average number of our rigs operating dropped by approximately 50%. The average market price of natural gas improved from $3.36 in 2002 to $6.74 in the second quarter of 2006, resulting in an increase in demand for our drilling services. Our average number of rigs operating increased from 126 in 2002 to 295 in the second quarter of 2006. We expect oil and natural gas prices to continue to be volatile and to affect our financial condition and operations and ability to access sources of capital. A significant decrease in expected market prices for natural gas could result in a material decrease in demand for drilling rigs and reduction in our operation results.

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

Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, and due to the material weaknesses in the Company’s internal control over financial reporting as reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, our CEO and CFO concluded that our disclosure controls and procedures were not effective at a reasonable level of assurance, as of June 30, 2006. For a discussion of the material weaknesses, see Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2005.

Changes in Internal Control Over Financial Reporting — Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rule 13a-15(f). With the participation of our CEO and CFO, our management evaluates any changes in our internal control over financial reporting that occurred during each fiscal quarter which have materially affected, or are reasonably likely to materially affect, such internal control. At December 31, 2005, the Company’s assessment of the effectiveness of its internal control over financial reporting concluded that material weaknesses in its control environment and controls over property and equipment existed. During the first six months of 2006, the Company has implemented, or is in the process of implementing, remediation steps to address these material weaknesses. You can find more information about these material weaknesses and the actions that we have taken and are planning to take to remediate the material weaknesses in Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2005.

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

PART II — OTHER INFORMATION

ITEM 5.	Other Information

None.

ITEM 6.	Exhibits

(a) Exhibits.

The following exhibits are filed herewith or incorporated by reference, as indicated:

3.1	Restated Certificate of Incorporation, as amended (filed August 9, 2004 as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004 and incorporated herein by reference).

3.2	Amendment to Restated Certificate of Incorporation, as amended (filed August 9, 2004 as Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004 and incorporated herein by reference).

3.3	Amended and Restated Bylaws (filed March 19, 2002 as Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001 and incorporated herein by reference).

10.1	Employment Agreement effective as of May 3, 2006, by and between Patterson-UTI Energy, Inc. and A. Glenn Patterson (filed May 5, 2006 as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2006 and incorporated herein by reference).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

DATED: August 4, 2006