Form 10-Q
period 2007-03-31
PATTERSON UTI ENERGY INC
filed 2007-05-07
CIK 889900

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
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

156,713,714 shares of common stock, $0.01 par value, as of May 1, 2007

PATTERSON-UTI ENERGY, INC. AND SUBSIDIARIES

		Page

PART I — FINANCIAL INFORMATION
ITEM 1.	Financial Statements
	Unaudited consolidated balance sheets	1
	Unaudited consolidated statements of income	2
	Unaudited consolidated statement of changes in stockholders’ equity	3
	Unaudited consolidated statements of changes in cash flows	4
	Notes to unaudited consolidated financial statements	5
ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13
ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk	18
ITEM 4.	Controls and Procedures	18
Forward Looking Statements and Cautionary Statements for Purposes of the “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995		19
PART II — OTHER INFORMATION
ITEM 1.	Legal Proceedings	20
ITEM 6.	Exhibits	20
Signatures		21
Certification of CEO Pursuant to Rule 13a-14(a)/15d-14(a)
Certification of CFO Pursuant to Rule 13a-14(a)/15d-14(a)
Certification Pursuant to 18 USC Section 1350

PART I — FINANCIAL INFORMATION

ITEM 1.	Financial Statements

The following unaudited consolidated financial statements include all adjustments which, in the opinion of management, are necessary in order to make such financial statements not misleading.

PATTERSON-UTI ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands, except share data)

	March 31,	December 31,
	2007	2006

ASSETS
Current assets:
Cash and cash equivalents	$16,930	$13,385
Accounts receivable, net of allowance for doubtful accounts of $8,116 at March 31, 2007 and $7,484 at December 31, 2006	415,230	484,106
Accrued federal and state income taxes receivable	—	5,448
Inventory	44,415	43,947
Deferred tax assets, net	48,244	48,868
Deposits on equipment purchase contracts	15,434	24,746
Other	34,041	32,170

Total current assets	574,294	652,670
Property and equipment, at cost, net	1,553,307	1,435,804
Goodwill	96,198	99,056
Other	4,870	4,973

Total assets	$2,228,669	$2,192,503

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable:
Trade	$163,523	$138,372
Accrued revenue distributions	16,680	15,359
Other	12,775	18,424
Accrued federal and state income taxes payable	41,472	—
Accrued expenses	121,044	145,463

Total current liabilities	355,494	317,618
Borrowings under line of credit	—	120,000
Deferred tax liabilities, net	197,807	187,960
Other	4,704	4,459

Total liabilities	558,005	630,037

Commitments and contingencies (see Note 10)	—	—
Stockholders’ equity:
Preferred stock, par value $.01; authorized 1,000,000 shares, no shares issued	—	—
Common stock, par value $.01; authorized 300,000,000 shares with 176,731,235 and 176,656,401 issued and 156,617,346 and 156,542,512 outstanding at March 31, 2007 and December 31, 2006, respectively	1,767	1,766
Additional paid-in capital	685,344	681,069
Retained earnings	1,449,816	1,346,542
Accumulated other comprehensive income	9,038	8,390
Treasury stock, at cost, 20,113,889 shares	(475,301)	(475,301)

Total stockholders’ equity	1,670,664	1,562,466

Total liabilities and stockholders’ equity	$2,228,669	$2,192,503

The accompanying notes are an integral part of these unaudited consolidated financial statements.

PATTERSON-UTI ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
(unaudited, in thousands, except per share amounts)

	Three Months Ended
	March 31,
	2007	2006

Operating revenues:
Contract drilling	$467,498	$508,704
Pressure pumping	38,584	31,328
Drilling and completion fluids	30,760	49,181
Oil and natural gas	10,259	8,520

	547,101	597,733

Operating costs and expenses:
Contract drilling	246,154	233,774
Pressure pumping	21,151	17,650
Drilling and completion fluids	25,391	38,186
Oil and natural gas	3,278	2,655
Depreciation, depletion and impairment	55,931	43,549
Selling, general and administrative	14,669	12,811
Embezzlement costs, net of recoveries	—	3,780
Other operating expenses	802	(271)

	367,376	352,134

Operating income	179,725	245,599

Other income (expense):
Interest income	369	2,351
Interest expense	(763)	(58)
Other	94	84

	(300)	2,377

Income before income taxes and cumulative effect of change in accounting principle	179,425	247,976

Income tax expense:
Current	53,433	83,931
Deferred	10,191	5,476

	63,624	89,407

Income before cumulative effect of change in accounting principle	115,801	158,569
Cumulative effect of change in accounting principle, net of related income tax expense of $398	—	687

Net income	$115,801	$159,256

Income before cumulative effect of change in accounting principle:
Basic	$0.75	$0.92

Diluted	$0.73	$0.91

Net income per common share:
Basic	$0.75	$0.93

Diluted	$0.73	$0.91

Weighted average number of common shares outstanding:
Basic	155,387	171,818

Diluted	157,742	174,313

The accompanying notes are an integral part of these unaudited consolidated financial statements.

PATTERSON-UTI ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(unaudited, in thousands)

					Accumulated
	Common Stock		Additional		Other
	Number of		Paid-in	Retained	Comprehensive	Treasury
	Shares	Amount	Capital	Earnings	Income	Stock	Total

Balance, December 31, 2006	176,656	$1,766	$681,069	$1,346,542	$8,390	$(475,301)	$1,562,466
Issuance of restricted stock	38	—	—	—	—	—	—
Exercise of stock options	54	1	486	—	—	—	487
Tax benefit for stock option exercises	—	—	200	—	—	—	200
Stock based compensation	—	—	3,589	—	—	—	3,589
Forfeitures of restricted shares	(17)	—	—	—	—	—	—
Foreign currency translation adjustment, net of tax of $279	—	—	—	—	648	—	648
Payment of cash dividends	—	—	—	(12,527)	—	—	(12,527)
Net income	—	—	—	115,801	—	—	115,801

Balance, March 31, 2007	176,731	$1,767	$685,344	$1,449,816	$9,038	$(475,301)	$1,670,664

The accompanying notes are an integral part of these unaudited consolidated financial statements.

PATTERSON-UTI ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN CASH FLOWS
(unaudited, in thousands)

	Three Months Ended
	March 31,
	2007	2006

Cash flows from operating activities:
Net income	$115,801	$159,256
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and impairment	55,931	43,549
Dry holes and abandonments	699	—
Provision for bad debts	600	600
Deferred income tax expense	10,191	5,874
Stock based compensation expense	3,589	2,842
(Gain) loss on disposal of assets	202	(871)
Changes in operating assets and liabilities:
Accounts receivable	68,494	(45,134)
Inventory and other current assets	7,085	(3,266)
Accounts payable	26,459	3,355
Income taxes payable/receivable	46,950	55,452
Accrued expenses	(21,568)	6,843
Other liabilities	(5,404)	6,639

Net cash provided by operating activities	309,029	235,139

Cash flows from investing activities:
Purchases of property and equipment	(175,831)	(114,216)
Proceeds from disposal of property and equipment	2,183	3,026

Net cash used in investing activities	(173,648)	(111,190)

Cash flows from financing activities:
Dividends paid	(12,527)	(6,906)
Proceeds from exercise of stock options	487	—
Tax benefit related to exercise of stock options	200	—
Proceeds from borrowings under line of credit	16,000	—
Repayment of borrowings under line of credit	(136,000)	—

Net cash used in financing activities	(131,840)	(6,906)

Effect of foreign exchange rate changes on cash	4	(37)

Net increase in cash and cash equivalents	3,545	117,006
Cash and cash equivalents at beginning of period	13,385	136,398

Cash and cash equivalents at end of period	$16,930	$253,404

Supplemental disclosure of cash flow information:
Net cash paid during the period for:
Interest expense	$659	$58
Income taxes	$3,052	$21,281

The accompanying notes are an integral part of these unaudited consolidated financial statements.

PATTERSON-UTI ENERGY, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Consolidation and Presentation

The interim unaudited consolidated financial statements include the accounts of Patterson-UTI Energy, Inc. (the “Company”) and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. The Company has no controlling financial interests in any entity that is not a wholly-owned subsidiary which would require consolidation.

The interim consolidated financial statements have been prepared by management of the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations, although the Company believes the disclosures included herein are adequate to make the information presented not misleading. In the opinion of management, all adjustments which are of a normal recurring nature considered necessary for presentation of the information have been included. The Unaudited Consolidated Balance Sheet as of December 31, 2006, as presented herein, was derived from the audited balance sheet of the Company. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

The U.S. dollar is the functional currency for all of the Company’s operations except for its Canadian operations, which use the Canadian dollar as their functional currency. The effects of exchange rate changes are reflected in accumulated other comprehensive income, which is a separate component of stockholders’ equity (see Note 3 of these Notes to Unaudited Consolidated Financial Statements).

The Company provides a dual presentation of its net income per common share in its Unaudited Condensed Consolidated Statements of Income: Basic net income per common share (“Basic EPS”) and diluted net income per common share (“Diluted EPS”). Basic EPS excludes dilution and is computed by dividing net income by the weighted average number of unrestricted common shares outstanding during the period. Diluted EPS is based on the weighted-average number of common shares outstanding plus the impact of dilutive instruments, including stock options, warrants and restricted shares using the treasury stock method. The following table presents information necessary to calculate net income per share for the three months ended March 31, 2007 and 2006 as well as cash dividends per share paid and potentially dilutive securities excluded from the weighted average number of diluted common shares outstanding, as their inclusion would have been anti-dilutive during the three months ended March 31, 2007 and 2006 (in thousands, except per share amounts):

	Three Months Ended
	March 31,
	2007	2006

Net income	$115,801	$159,256
Weighted average number of unrestricted common shares outstanding	155,387	171,818

Basic net income per common share	$0.75	$0.93

Weighted average number of unrestricted common shares outstanding	155,387	171,818
Dilutive effect of stock options and restricted shares	2,355	2,495

Weighted average number of diluted common shares outstanding	157,742	174,313

Diluted net income per common share	$0.73	$0.91

Cash dividends per common share	$0.08	$0.04

Potentially dilutive securities excluded as anti-dilutive	1,460	—

PATTERSON-UTI ENERGY, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The results of operations for the three months ended March 31, 2007 are not necessarily indicative of the results to be expected for the full year.

2.	Stock-based Compensation

The Company adopted Financial Accounting Standards Board (“FASB”) Statement No. 123 (revised 2004), Share-Based Payment (“FAS 123(R)”), on January 1, 2006 and recognizes the cost of share-based payments under the fair-value-based method. The Company uses share-based payments to compensate employees and non-employee directors. All awards have been equity instruments in the form of stock options or restricted stock awards. The Company issues shares of common stock when vested stock option awards are exercised and when restricted stock awards are granted. As a result of the initial adoption of FAS 123(R) in 2006, the Company recognized income due to the cumulative effect of this change in accounting principle of $687,000, net of taxes of $398,000, related to previously expensed amortization of unvested restricted stock grants.

Stock Options.  The Company estimates grant date fair values of stock options using the Black-Scholes-Merton valuation model (“Black-Scholes”), except for stock options granted prior to 1996 that are not subject to FAS 123(R). Volatility assumptions are based on the historic volatility of the Company’s common stock over the most recent period equal to the expected term of the options as of the date the options were granted. The expected term assumptions are based on the Company’s experience with respect to employee stock option activity. Dividend yield assumptions are based on the expected dividends at the time the options were granted. The risk-free interest rate assumptions are determined by reference to United States Treasury yields. Weighted-average assumptions used to estimate grant date fair values for stock options granted in the three month periods ended March 31, 2007 and 2006 follow:

	Three Months Ended
	March 31,
	2007	2006

Volatility	36.64%	26.95%
Expected term (in years)	4.00	4.00
Dividend yield	1.45%	0.47%
Risk-free interest rate	4.65%	4.30%

Stock option activity from January 1, 2007 to March 31, 2007 follows:

		Weighted-
		Average
	Underlying	Exercise
	Shares	Price

Outstanding at January 1, 2007	6,575,096	$16.18
Granted	60,000	$22.01
Exercised	(54,184)	$8.98
Forfeited	(900)	$14.64
Expired	—	$—
Cancelled	—	$—

Outstanding at March 31, 2007	6,580,012	$16.30

Exercisable at March 31, 2007	5,501,979	$14.29

PATTERSON-UTI ENERGY, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Restricted Stock.  Under all restricted stock awards to date, shares were issued when granted, nonvested shares are subject to forfeiture for failure to fulfill service conditions and nonforfeitable dividends are paid on nonvested restricted shares. Additionally, certain restricted stock awards in 2006 contained performance conditions related to the Company’s net income for the year ending December 31, 2007.

Restricted stock activity from January 1, 2007 to March 31, 2007 follows:

		Weighted
		Average
		Grant Date
	Shares	Fair Value

Nonvested at January 1, 2007	1,188,200	$25.92
Granted	38,000	$22.65
Vested	(15,000)	$34.24
Forfeited	(17,350)	$23.96

Nonvested at March 31, 2007	1,193,850	$25.74

3.	Comprehensive Income

The following table illustrates the Company’s comprehensive income including the effects of foreign currency translation adjustments for the three months ended March 31, 2007 and 2006 (in thousands):

	Three Months Ended
	March 31,
	2007	2006

Net income	$115,801	$159,256
Other comprehensive income:
Foreign currency translation adjustment related to Canadian operations, net of tax	648	(165)

Comprehensive income, net of tax	$116,449	$159,091

4.	Property and Equipment

Property and equipment consisted of the following at March 31, 2007 and December 31, 2006 (in thousands):

	March 31,	December 31,
	2007	2006

Equipment	$2,297,034	$2,135,567
Oil and natural gas properties	88,247	85,143
Buildings	33,398	30,987
Land	10,117	7,507

	2,428,796	2,259,204
Less accumulated depreciation and depletion	(875,489)	(823,400)

Property and equipment, at cost, net	$1,553,307	$1,435,804

PATTERSON-UTI ENERGY, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Business Segments

The Company’s revenues, operating profits and identifiable assets are primarily attributable to four business segments: (i) contract drilling of oil and natural gas wells, (ii) pressure pumping services, (iii) drilling and completion fluid services to operators in the oil and natural gas industry, and (iv) the exploration, development, acquisition and production of oil and natural gas. Each of these segments represents a distinct type of business based upon the type and nature of services and products offered. These segments have separate management teams which report to the Company’s chief operating decision maker and have distinct and identifiable revenues and expenses. Separate financial data for each of our four business segments is provided below (in thousands).

	Three Months Ended
	March 31,
	2007	2006

Revenues:
Contract drilling(a)	$468,339	$509,764
Pressure pumping	38,584	31,328
Drilling and completion fluids(b)	30,881	49,224
Oil and natural gas	10,259	8,520

Total segment revenues	548,063	598,836
Elimination of intercompany revenues(a)(b)	(962)	(1,103)

Total revenues	$547,101	$597,733

Income before income taxes:
Contract drilling	$171,705	$234,607
Pressure pumping	10,241	8,506
Drilling and completion fluids	2,276	7,918
Oil and natural gas	2,613	3,229

	186,835	254,260
Corporate and other	(6,308)	(5,152)
Other operating expenses	(802)	271
Embezzlement costs, net of recoveries(c)	—	(3,780)
Interest income	369	2,351
Interest expense	(763)	(58)
Other	94	84

Income before income taxes and cumulative effect of change in accounting principle	$179,425	$247,976

PATTERSON-UTI ENERGY, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	March 31,	December 31,
	2007	2006

Identifiable assets:
Contract drilling	$1,890,290	$1,849,923
Pressure pumping	127,572	111,787
Drilling and completion fluids	95,956	106,032
Oil and natural gas	64,688	65,443

	2,178,506	2,133,185
Corporate and other(d)	50,163	59,318

Total assets	$2,228,669	$2,192,503

(a)	Includes contract drilling intercompany revenues of approximately $841,000 and $1.1 million for the three months ended March 31, 2007 and 2006, respectively.

(b)	Includes drilling and completion fluids intercompany revenues of approximately $121,000 and $43,000 for the three months ended March 31, 2007 and 2006, respectively.

(c)	The Company’s former CFO has pleaded guilty to criminal charges and has been sentenced and is serving a term of imprisonment arising out of his embezzlement of funds from the Company over a period of more than five years, ending November 3, 2005. Embezzlement costs, net of recoveries, include professional and other costs incurred as a result of the embezzlement.

(d)	Corporate assets primarily include cash and certain deferred federal income tax assets.

6.	Goodwill

Goodwill is evaluated at least annually to determine if the fair value of recorded goodwill has decreased below its carrying value. At December 31, 2006 the Company performed its annual goodwill evaluation and determined no adjustment to impair goodwill was necessary. Goodwill as of March 31, 2007 and December 31, 2006 is as follows (in thousands):

	March 31,	December 31,
	2007	2006

Contract Drilling:
Goodwill at beginning of period	$89,092	$89,092
Changes to goodwill	(2,858)	—

Goodwill at end of period	86,234	89,092

Drilling and completion fluids:
Goodwill at beginning of period	9,964	9,964
Changes to goodwill	—	—

Goodwill at end of period	9,964	9,964

Total goodwill	$96,198	$99,056

In connection with the implementation of FIN 48 as of January 1, 2007 as discussed in Note 12 of these Unaudited Consolidated Financial Statements, the Company determined that a tax reserve which had been established in connection with a business acquisition should be reduced. This reserve had originally been established in connection with the allocation of the purchase price in the transaction and was reflected as an

PATTERSON-UTI ENERGY, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

increase in goodwill. The $2.9 million reduction of this reserve is reflected as a reduction to goodwill during the three months ended March 31, 2007.

7.	Accrued Expenses

Accrued expenses consisted of the following at March 31, 2007 and December 31, 2006 (in thousands):

	March 31,	December 31,
	2007	2006

Salaries, wages, payroll taxes and benefits	$25,487	$42,751
Workers’ compensation liability	67,681	67,615
Sales, use and other taxes	7,984	11,043
Insurance, other than workers’ compensation	14,294	13,328
Other	5,598	10,726

Accrued expenses	$121,044	$145,463

8.	Asset Retirement Obligation

Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations,” (“SFAS No. 143”), requires that the Company record a liability for the estimated costs to be incurred in connection with the abandonment of oil and natural gas properties in the future. The following table describes the changes to the Company’s asset retirement obligations during the three months ended March 31, 2007 and 2006 (in thousands):

	2007	2006

Balance at beginning of year	$1,829	$1,725
Liabilities incurred	78	32
Liabilities settled	(142)	(28)
Accretion expense	15	14
Revision in estimated cash flows	289	—

Asset retirement obligation at end of period	$2,069	$1,743

9.	Borrowings Under Line of Credit

The Company entered into a five-year unsecured revolving line of credit (“LOC”) in December 2004. On August 2, 2006, the Company amended the LOC and increased the borrowing capacity to $375 million. Interest is paid on outstanding LOC balances at a floating rate ranging from LIBOR plus 0.625% to 1.0% or the prime rate. Any outstanding borrowings must be repaid at maturity on December 16, 2009. This arrangement includes various fees, including a commitment fee on the average daily unused amount (0.15% at March 31, 2007). There are customary restrictions and covenants associated with the LOC. Financial covenants provide for a maximum debt to capitalization ratio and a minimum interest coverage ratio. The Company does not expect that the restrictions and covenants will restrict its ability to operate or react to opportunities that might arise. As of December 31, 2006, the Company had borrowed $120 million under the LOC and $60 million in letters of credit were outstanding. As of March 31, 2007, no borrowings were outstanding under the LOC and $60 million in letters of credit were outstanding. As a result, the Company had available borrowing capacity of $315 million at March 31, 2007.

PATTERSON-UTI ENERGY, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.	Commitments, Contingencies and Other Matters

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

As of March 31, 2007, the Company has signed non-cancelable commitments to purchase $257 million of equipment to be received throughout 2007. This amount excludes $15.4 million and $24.7 million at March 31, 2007 and December 31, 2006, respectively, related to deposits that have been paid pursuant to agreements that were entered into to purchase rig components to be used in the construction of 15 new land drilling rigs. These payments are presented as Deposits on equipment purchase contracts in the consolidated balance sheet.

Contingencies — A receiver has been appointed to take control of and liquidate the assets of the Company’s former CFO in connection with his embezzlement of Company funds. The receiver is in the process of seeking court approval for a plan of distribution of the assets recovered by the receiver and the proceeds thereof, which total approximately $40 million. While the Company believes it has a claim for at least the full amount of funds embezzled from the Company, other creditors have asserted or may assert claims with respect to the assets held by the receiver.

In December 2005, two purported derivative actions were filed in Texas state court in Scurry County, Texas, and in May 2006, a derivative action was filed in federal court in Lubbock, Texas, in each case, against the Company’s directors, alleging that the directors breached their fiduciary duties to the Company as a result of alleged failure to timely discover the embezzlement of approximately $77.5 million by its former CFO. The Board of Directors formed a special litigation committee to review and inquire about these allegations and recommend the Company’s response, if any. Further legal proceedings in these suits were stayed pending completion of the work of the special litigation committee. The lawsuits sought recovery on behalf of and for the Company and did not seek recovery from the Company. In November 2006, the parties to all three of the derivative actions reached an agreement to settle the actions. After a preliminary hearing and notice to the Company’s stockholders, the state court held a hearing, approved the settlement, which required the implementation of certain corporate governance measures, and signed a final judgment on December 29, 2006. As contemplated by the settlement agreement, the federal court entered a final judgment on January 10, 2007. Pursuant to the terms of the settlement, the Company paid a net amount of $230,000 to the attorneys for the plaintiffs in the suits.

The Company is party to various other legal proceedings arising in the normal course of its business. The Company does not believe that the outcome of these proceedings, either individually or in the aggregate, will have a material adverse effect on its financial condition, results of operations or cash flows.

11.	Stockholders’ Equity

On February 22, 2007, the Company’s Board of Directors approved a cash dividend on its common stock in the amount of $0.08 per share. The cash dividend of approximately $12.5 million was paid on March 30, 2007 to holders of record on March 15, 2007. On May 2, 2007, the Company’s Board of Directors approved a cash dividend on its common stock in the amount of $0.12 per share to be paid on June 29, 2007 to holders of record as of June 14, 2007. The amount and timing of all future dividend payments is subject to the discretion of the Board of Directors and will depend upon business conditions, results of operations, financial condition, terms of the Company’s credit facilities and other factors.

12.	Income Taxes

The Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (“FIN 48”) on January 1, 2007. FIN 48 clarifies the accounting for

PATTERSON-UTI ENERGY, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. As a result of the adoption of FIN 48 the Company reduced a reserve for an uncertain tax position with respect to a business combination that had originally been recorded as goodwill (see Note 6). The impact of adjustments to reserves with respect to other uncertain tax positions was not material. In connection with the adoption of FIN 48, the Company established a policy to account for interest and penalties with respect to income taxes as operating expenses. As of March 31, 2007, the years ended December 31, 2005 and 2006 have not been examined by U.S. taxing authorities. As of March 31, 2007, the years ended December 31, 2000 through 2006 have not been examined by Canadian taxing authorities.

13.	Recently Issued Accounting Standards

In September 2006, the FASB issued Statement No. 157, Fair Value Measurements (“FAS 157”). FAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurement. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. FAS 157 will be effective for the Company beginning in the quarter ending March 31, 2008. The application of FAS 157 is not expected to have a material impact to the Company.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management Overview — We are a leading provider of contract services to the North American oil and natural gas industry. Our services primarily involve the drilling, on a contract basis, of land-based oil and natural gas wells and, to a lesser extent, we provide pressure pumping services and drilling and completion fluid services. In addition to the aforementioned contract services, we also engage in the development, exploration, acquisition and production of oil and natural gas. For the three months ended March 31, 2007 and 2006, our operating revenues consisted of the following (dollars in thousands):

	2007		2006

Contract drilling	$467,498	85%	$508,704	85%
Pressure pumping	38,584	7	31,328	5
Drilling and completion fluids	30,760	6	49,181	8
Oil and natural gas	10,259	2	8,520	2

	$547,101	100%	$597,733	100%

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

The profitability of our business is most readily assessed by two primary indicators in our contract drilling segment: our average number of rigs operating and our average revenue per operating day. During the first quarter of 2007, our average number of rigs operating was 255 per day compared to 290 in the fourth quarter of 2006 and 300 in the first quarter of 2006. Our average revenue per operating day decreased to $20,350 in the first quarter of 2007 from $20,760 in the fourth quarter of 2006 and increased from $18,840 in the first quarter of 2006. Our consolidated net income for the first quarter of 2007 decreased by approximately $43 million or 27% as compared to the first quarter of 2006 primarily due to a decrease in operating income in our contract drilling segment of approximately $63 million caused by a decrease in the number of average operating days in the first quarter of 2007 as compared to the first quarter of 2006.

Our revenues, profitability and cash flows are highly dependent upon the market prices of oil and natural gas. During periods of improved commodity prices, the capital spending budgets of oil and natural gas operators tend to expand, which results in increased demand for our contract services. Conversely, in periods of time when these commodity prices deteriorate, the demand for our contract services generally weakens and we experience a decrease in the number of rigs operating and downward pressure on pricing for our services. In addition, our operations are highly impacted by competition, the availability of excess equipment, labor issues and various other factors which are more fully described as “Risk Factors” included as Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2006.

We believe that the liquidity presented in our balance sheet as of March 31, 2007, which includes approximately $219 million in working capital (including $16.9 million in cash) and $315 million available under a $375 million line of credit (availability of $60 million is reserved for outstanding letters of credit), provides us with the ability to pursue acquisition opportunities, expand into new regions, make improvements to our assets, pay cash dividends and survive downturns in our industry.

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

As of March 31, 2007, we have remaining non-cancelable commitments to purchase approximately $257 million of equipment throughout 2007.

A receiver has been appointed to take control of and liquidate the assets of our former CFO in connection with his embezzlement of Company funds. The receiver is in the process of seeking court approval for a plan of distribution of the assets recovered by the receiver and the proceeds thereof, which total approximately $40 million. While we believe we have a claim for at least the full amount of funds embezzled from us, other creditors have asserted or may assert claims with respect to the assets held by the receiver.

In December 2005, two purported derivative actions were filed in Texas state court in Scurry County, Texas, and in May 2006, a derivative action was filed in federal court in Lubbock, Texas, in each case against our directors, alleging that the directors breached their fiduciary duties to us as a result of alleged failure to timely discover the embezzlement of approximately $77.5 million by our former CFO. The Board of Directors formed a special litigation committee to review and inquire about these allegations and recommend our response, if any. Further legal proceedings in these suits were stayed pending completion of the work of the special litigation committee. The lawsuits sought recovery on behalf of and for us and did not seek recovery from us. In November 2006, the parties to all three of the derivative actions reached an agreement to settle the actions. After a preliminary hearing and notice to our stockholders, the state court held a hearing, approved the settlement, which required the implementation of certain corporate governance measures, and signed a final judgment on December 29, 2006. As contemplated by the settlement agreement, the federal court entered a final judgment on January 10, 2007. Pursuant to the terms of the settlement, we paid a net amount of $230,000 to the attorneys for the plaintiffs in the suits.

Trading and Investing — We have not engaged in trading activities that include high-risk securities, such as derivatives and non-exchange traded contracts. We invest cash primarily in highly liquid, short-term investments such as overnight deposits, money markets, and highly rated municipal and commercial bonds.

Description of Business — We conduct our contract drilling operations in Texas, New Mexico, Oklahoma, Arkansas, Louisiana, Mississippi, Colorado, Utah, Wyoming, Montana, North Dakota, South Dakota and Western Canada. As of March 31, 2007, we had 341 currently marketable land-based drilling rigs. We provide pressure pumping services to oil and natural gas operators primarily in the Appalachian Basin. These services consist primarily of well stimulation and cementing for completion of new wells and remedial work on existing wells. We provide drilling fluids, completion fluids and related services to oil and natural gas operators offshore in the Gulf of Mexico and on land in Texas, Southeastern New Mexico, Oklahoma and the Gulf Coast region of Louisiana. Drilling and completion fluids are used by oil and natural gas operators during the drilling process to control pressure when drilling oil and natural gas wells. We are also engaged in the development, exploration, acquisition and production of oil and natural gas. Our oil and natural gas operations are focused primarily in producing regions in West and South Texas, Southeastern New Mexico, Utah and Mississippi.

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

Critical Accounting Policies

In addition to established accounting policies, our consolidated financial statements are impacted by certain estimates and assumptions made by management. No changes in our critical accounting policies have occurred since the filing of the Company’s Annual Report on Form 10-K for the period ended December 31, 2006.

Liquidity and Capital Resources

As of March 31, 2007, we had working capital of approximately $219 million including cash and cash equivalents of $16.9 million. For the three months ended March 31, 2007, our significant sources of cash flow included:

•	$309 million provided by operations,

•	$2.2 million in proceeds from disposal of property and equipment, and

•	$687,000 from the exercise of stock options and related tax benefits.

We used $12.5 million to pay dividends on the Company’s common stock, $120 million to repay borrowings under our line of credit and $176 million:

•	to make capital expenditures for the betterment and refurbishment of our drilling rigs,

•	to acquire and procure drilling equipment and facilities to support our drilling operations,

•	to fund capital expenditures for our pressure pumping and drilling and completion fluids divisions, and

•	to fund leasehold acquisition and exploration and development of oil and natural gas properties.

On August 2, 2006, the Company entered into an agreement to amend our unsecured revolving line of credit (“LOC”). In connection with this amendment, the borrowing capacity under this LOC was increased to $375 million. No significant changes were made to the terms of the LOC, including the interest to be paid on outstanding balances and financial covenants. As of March 31, 2007, we had no outstanding borrowings under the LOC and $60 million in letters of credit were outstanding such that we had available borrowings of $315 million at March 31, 2007.

On February 22, 2007, our Board of Directors approved a cash dividend on our common stock in the amount of $0.08 per share. The cash dividend of approximately $12.5 million was paid on March 30, 2007 to holders of record on March 15, 2007. On May 2, 2007, our Board of Directors approved a cash dividend on our common stock in the amount of $0.12 per share to be paid on June 29, 2007 to holders of record on June 14, 2007. The amount and timing of all future dividend payments is subject to the discretion of the Board of Directors and will depend upon business conditions, results of operations, financial condition, terms of our credit facilities and other factors.

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

Results of Operations

The following tables summarize operations by business segment for the three months ended March 31, 2007 and 2006:

Contract Drilling	2007	2006	% Change
	(Dollars in thousands)

Revenues	$467,498	$508,704	(8.1)%
Direct operating costs	$246,154	$233,774	5.3%
Selling, general and administrative	$1,451	$1,788	(18.8)%
Depreciation	$48,188	$38,535	25.0%
Operating income	$171,705	$234,607	(26.8)%
Operating days	22,972	27,000	(14.9)%
Average revenue per operating day	$20.35	$18.84	8.0%
Average direct operating costs per operating day	$10.72	$8.66	23.8%
Average rigs operating	255	300	(15.0)%
Capital expenditures	$153,276	$99,377	54.2%

Demand for our contract drilling services is dependent upon the prevailing prices for natural gas. The average market price of natural gas fell from $8.98 per Mcf in 2005 to $6.94 per Mcf in 2006. This decrease resulted in our customers reducing their drilling activities beginning in the fourth quarter of 2006 and continuing through the first quarter of 2007. As a result of this decrease in drilling activities by our customers, our average rigs operating have declined to 255 in the first quarter of 2007 compared to 290 in the fourth quarter of 2006.

Revenues in the first quarter of 2007 decreased as compared to the first quarter of 2006 as a result of the decreased number of operating days in 2007 partially offset by an increase of approximately $1,500 in the average revenue per operating day. Although the number of operating days decreased in 2007, direct operating costs increased due to an increase in average direct operating costs per operating day of approximately $2,000. The increase in average direct operating costs per day primarily resulted from increased compensation costs and an increase in the cost of maintenance for our drilling rigs, partially caused by costs relating to the deactivating of drilling rigs. Significant capital expenditures have been incurred to activate additional drilling rigs, to modify and upgrade our drilling rigs and to acquire additional related equipment such as drill pipe, drill collars, engines, fluid circulating systems, rig hoisting systems and safety enhancement equipment. The increase in depreciation expense was a result of the capital expenditures discussed above.

Pressure Pumping	2007	2006	% Change
	(Dollars in thousands)

Revenues	$38,584	$31,328	23.2%
Direct operating costs	$21,151	$17,650	19.8%
Selling, general and administrative	$4,068	$2,986	36.2%
Depreciation	$3,124	$2,186	42.9%
Operating income	$10,241	$8,506	20.4%
Total jobs	2,839	2,711	4.7%
Average revenue per job	$13.59	$11.56	17.6%
Average direct operating costs per job	$7.45	$6.51	14.4%
Capital expenditures	$16,425	$9,027	82.0%

Revenues and direct operating costs increased as a result of the increased number of jobs, as well as an increase in the average revenue and average direct operating costs per job. The increase in jobs was attributable to increased demand for our services and increased operating capacity. Increased average revenue per job was due to increased pricing for our services and an increase in the number of larger jobs. Average direct operating costs per job increased as a result of increases in compensation and the cost of materials used in our operations, as well as an increase in the number of larger jobs. Selling, general and administrative expense increased as a result of additional expenses to support the expanding operations of the pressure pumping segment. Significant capital expenditures have been incurred to add capacity, expand our areas of operation and modify and upgrade existing equipment. The increase in depreciation expense was a result of the capital expenditures discussed above.

Drilling and Completion Fluids	2007	2006	% Change
	(Dollars in thousands)

Revenues	$30,760	$49,181	(37.5)%
Direct operating costs	$25,391	$38,186	(33.5)%
Selling, general and administrative	$2,397	$2,440	(1.8)%
Depreciation	$696	$637	9.3%
Operating income	$2,276	$7,918	(71.3)%
Total jobs	435	487	(10.7)%
Average revenue per job	$70.71	$100.99	(30.0)%
Average direct operating costs per job	$58.37	$78.41	(25.6)%
Capital expenditures	$1,098	$951	15.5%

Revenues and direct operating costs decreased primarily as a result of decreases in the average revenue and direct operating costs per job and in the number of total jobs. Average revenue and direct operating costs per job decreased primarily as a result of a decrease in large jobs offshore in the Gulf of Mexico.

Oil and Natural Gas Production and Exploration	2007	2006	% Change
	(Dollars in thousands, except sales prices)

Revenues	$10,259	$8,520	20.4%
Direct operating costs	$3,278	$2,655	23.5%
Selling, general and administrative	$648	$638	1.6%
Depreciation, depletion and impairment	$3,720	$1,998	86.2%
Operating income	$2,613	$3,229	(19.1)%
Capital expenditures	$5,032	$4,861	3.5%
Average net daily oil production (Bbls)	1,064	792	34.3%
Average net daily gas production (Mcf)	5,438	5,030	8.1%
Average oil sales price (per Bbl)	$56.23	$61.84	(9.1)%
Average natural gas sales price (per Mcf)	$7.15	$7.31	(2.2)%

Revenues increased due to increases in the net daily production of oil and natural gas which was partially offset by reductions in the average sales price of oil and natural gas. Average net daily oil and natural gas production increased primarily due to the completion of wells subsequent to the first quarter of 2006. Direct operating costs increased due primarily to approximately $699,000 in costs associated with the abandonment of an exploratory well. Depreciation, depletion and impairment expense in the three months ended March 31, 2007 includes approximately $530,000 incurred to impair certain oil and natural gas properties. No impairments were recorded in the three months ended March 31, 2006.

Corporate and Other	2007	2006	% Change
	(In thousands)

Selling, general and administrative	$6,105	$4,959	23.1%
Depreciation	$203	$193	5.2%
Other operating expenses	$802	$(271)	N/A %
Embezzlement costs, net of recoveries	$—	$3,780	(100.0)%
Interest income	$369	$2,351	(84.3)%
Interest expense	$763	$58	1,215.5%
Other income	$94	$84	11.9%

Selling, general and administrative expense increased primarily as a result of compensation expense related to transfers of administrative staff to our corporate segment as well as increases in legal and other professional fees.

Embezzlement costs, net of recoveries, include professional and other costs incurred as a result of the embezzlement. Interest income decreased due to the decrease in excess cash from the first quarter of 2006 to the first quarter of 2007. During the last three quarters of 2006, we utilized excess cash balances to repurchase $450 million of our common stock. Interest expense in 2007 increased due to borrowings that were outstanding under our line of credit during the first quarter of 2007.

Recently Issued Accounting Standards

In September 2006, the FASB issued Statement No. 157, Fair Value Measurements (“FAS 157”). FAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurement. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. FAS 157 will be effective for us beginning in the quarter ending March 31, 2008. The application of FAS 157 is not expected to have a material impact to us.

Volatility of Oil and Natural Gas Prices and its Impact on Operations

Our revenue, profitability, and rate of growth are substantially dependent upon prevailing prices for oil and natural gas, with respect to all of our operating segments. For many years, oil and natural gas prices and markets have been volatile. Prices are affected by market supply and demand factors as well as international military, political and economic conditions, and the ability of OPEC to set and maintain production and price targets. All of these factors are beyond our control. During 2006, the average market price of natural gas retreated from record highs that were set in 2005. The price dropped to an average of $6.94 per Mcf for the full year of 2006 compared to $8.98 per Mcf for the full year of 2005. This decrease resulted in our customers reducing their drilling activities beginning in the fourth quarter of 2006 and continuing through the first quarter of 2007. As a result of this decrease in drilling activities by our customers, our average rigs operating have declined to 255 in the first quarter of 2007 compared to 290 in the fourth quarter of 2006. We expect oil and natural gas prices to continue to be volatile and to affect our financial condition, operations and ability to access sources of capital. A significant decrease in market prices for natural gas could result in a material decrease in demand for drilling rigs and reduction in our operation results.

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

We conduct some business in Canadian dollars through our Canadian land-based drilling operations. The exchange rate between Canadian dollars and U.S. dollars has fluctuated during the last several years. If the value of the Canadian dollar against the U.S. dollar weakens, revenues and earnings of our Canadian operations will be reduced and the value of our Canadian net assets will decline when they are translated to U.S. dollars. This currency rate risk is not material to our results of operations or financial condition.

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

Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of March 31, 2007.

Changes in Internal Control Over Financial Reporting — There were no changes in our internal control over financial reporting during our most recently completed fiscal quarter that have materially affected or are reasonably likely to materially affect our internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act.

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

For a more complete explanation of these factors and others, see “Risk Factors” included as Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2006, beginning on page 10.

You are cautioned not to place undue reliance on any of our forward-looking statements, which speak only as of the date of this Report or, in the case of documents incorporated by reference, the date of those documents.

PART II — OTHER INFORMATION

ITEM 1.	Legal Proceedings

In December 2005, two purported derivative actions were filed in Texas state court in Scurry County, Texas, and in May 2006, a derivative action was filed in federal court in Lubbock, Texas, in each case against our directors, alleging that the directors breached their fiduciary duties to us as a result of alleged failure to timely discover the embezzlement of approximately $77.5 million by our former CFO. The Board of Directors formed a special litigation committee to review and inquire about these allegations and recommend our response, if any. Further legal proceedings in these suits were stayed pending completion of the work of the special litigation committee. The lawsuits sought recovery on behalf of and for us and did not seek recovery from us. In November 2006, the parties to all three of the derivative actions reached an agreement to settle the actions. After a preliminary hearing and notice to our stockholders, the state court held a hearing, approved the settlement, which required the implementation of certain corporate governance measures, and signed a final judgment on December 29, 2006. As contemplated by the settlement agreement, the federal court entered a final judgment on January 10, 2007. Pursuant to the terms of the settlement, we paid a net amount of $230,000 to the attorneys for the plaintiffs in the suits.

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
Chief Financial Officer and Treasurer

DATED: May 7, 2007