Form 10-Q
period 2007-09-30
PATTERSON UTI ENERGY INC
filed 2007-11-05
CIK 889900

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
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
     154,944,887 shares of common stock, $0.01 par value, as of November 2, 2007

PATTERSON-UTI ENERGY, INC. AND SUBSIDIARIES

		Page
PART I — FINANCIAL INFORMATION
ITEM 1.	Financial Statements
	Unaudited consolidated balance sheets	1
	Unaudited consolidated statements of income	2
	Unaudited consolidated statement of changes in stockholders’ equity	3
	Unaudited consolidated statements of changes in cash flows	4
	Notes to unaudited consolidated financial statements	5
ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13
ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk	20
ITEM 4.	Controls and Procedures	20
Forward Looking Statements and Cautionary Statements for Purposes of the “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995		20
PART II — OTHER INFORMATION
ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	22
ITEM 5.	Other Information	22
ITEM 6.	Exhibits	22
Signatures		24
Change in Control Agreement - William L. Moll, Jr.
First Amendment to Change in Control Agreement - Mark S. Siegel
First Amendment to Change in Control Agreement - Douglas J. Wall
First Amendment to Change in Control Agreement - John E. Vollmer, III
First Amendment to Change in Control Agreement - Kenneth N. Berns
First Amendment to Change in Control Agreement - William L. Moll, Jr.
Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a)
Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a)
Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906

PART I — FINANCIAL INFORMATION
ITEM 1.  Financial Statements
     The following unaudited consolidated financial statements include all adjustments which, in the opinion of management, are necessary in order to make such financial statements not misleading.
PATTERSON-UTI ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands, except share data)

	September 30,	December 31,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$20,516	$13,385
Accounts receivable, net of allowance for doubtful accounts of $9,100 at September 30, 2007 and $7,484 at December 31, 2006	398,649	484,106
Accrued federal and state income taxes receivable	—	5,448
Inventory	43,941	43,947
Deferred tax assets, net	35,153	48,868
Deposits on equipment purchase contracts	2,133	24,746
Other	42,813	32,170

Total current assets	543,205	652,670
Property and equipment, net	1,782,576	1,435,804
Goodwill	96,198	99,056
Other	4,921	4,973

Total assets	$2,426,900	$2,192,503

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable:
Trade	$193,454	$138,372
Accrued revenue distributions	15,136	15,359
Other	12,242	18,424
Accrued federal and state income taxes payable	1,011	—
Accrued expenses	131,806	145,463

Total current liabilities	353,649	317,618
Borrowings under line of credit	10,000	120,000
Deferred tax liabilities, net	216,199	187,960
Other	4,459	4,459

Total liabilities	584,307	630,037

Commitments and contingencies (see Note 10)	—	—
Stockholders’ equity:
Preferred stock, par value $.01; authorized 1,000,000 shares, no shares issued	—	—
Common stock, par value $.01; authorized 300,000,000 shares with 177,348,319 and 176,656,401 issued and 154,943,287 and 156,542,512 outstanding at September 30, 2007 and December 31, 2006, respectively	1,773	1,766
Additional paid-in capital	697,415	681,069
Retained earnings	1,649,998	1,346,542
Accumulated other comprehensive income	19,400	8,390
Treasury stock, at cost, 22,405,032 and 20,113,889 shares at September 30, 2007 and December 31, 2006, respectively	(525,993)	(475,301)

Total stockholders’ equity	1,842,593	1,562,466

Total liabilities and stockholders’ equity	$2,426,900	$2,192,503

The accompanying notes are an integral part of these unaudited consolidated financial statements.

PATTERSON-UTI ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(unaudited, in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Operating revenues:
Contract drilling	$428,316	$577,047	$1,315,005	$1,616,100
Pressure pumping	58,498	40,462	148,674	107,800
Drilling and completion fluids	27,348	46,163	97,775	155,221
Oil and natural gas	9,840	9,986	32,207	29,083

	524,002	673,658	1,593,661	1,908,204

Operating costs and expenses:
Contract drilling	242,352	267,345	716,803	737,021
Pressure pumping	28,682	20,960	75,610	56,545
Drilling and completion fluids	24,153	36,183	82,172	120,418
Oil and natural gas	2,474	3,222	8,213	11,241
Depreciation, depletion and impairment	66,523	49,215	182,401	140,245
Selling, general and administrative	16,593	13,777	47,584	39,428
Embezzlement costs (recoveries)	(1,145)	(1,512)	(43,080)	2,941
Gain on disposal of assets	(330)	(437)	(16,603)	(437)
Other operating expenses	600	3,000	1,600	4,385

	379,902	391,753	1,054,700	1,111,787

Operating income	144,100	281,905	538,961	796,417

Other income (expense):
Interest income	1,091	948	1,917	5,579
Interest expense	(357)	(363)	(1,951)	(476)
Other	42	88	245	231

	776	673	211	5,334

Income before income taxes and cumulative effect of change in accounting principle	144,876	282,578	539,172	801,751

Income tax expense:
Current	40,190	106,151	149,973	288,476
Deferred	6,505	(9,563)	35,666	(2,974)

	46,695	96,588	185,639	285,502

Income before cumulative effect of change in accounting principle	98,181	185,990	353,533	516,249
Cumulative effect of change in accounting principle, net of related income tax expense of $398	—	—	—	687

Net income	$98,181	$185,990	$353,533	$516,936

Income before cumulative effect of change in accounting principle:
Basic	$0.63	$1.14	$2.28	$3.07

Diluted	$0.62	$1.12	$2.24	$3.03

Net income per common share:
Basic	$0.63	$1.14	$2.28	$3.08

Diluted	$0.62	$1.12	$2.24	$3.03

Weighted average number of common shares outstanding:
Basic	154,934	163,412	155,281	168,036

Diluted	157,339	165,742	157,491	170,339

Cash dividends per common share	$0.12	$0.08	$0.32	$0.20

The accompanying notes are an integral part of these unaudited consolidated financial statements.

PATTERSON-UTI ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(unaudited, in thousands)

					Accumulated
	Common Stock		Additional		Other
	Number of		Paid-in	Retained	Comprehensive	Treasury
	Shares	Amount	Capital	Earnings	Income	Stock	Total
Balance, December 31, 2006	176,656	$1,766	$681,069	$1,346,542	$8,390	$(475,301)	$1,562,466
Issuance of restricted stock	601	6	(6)	—	—	—	—
Exercise of stock options	159	2	1,298	—	—	—	1,300
Stock based compensation	—	—	13,979	—	—	—	13,979
Tax benefit for stock based compensation	—	—	1,074	—	—	—	1,074
Forfeitures of restricted shares	(68)	(1)	1	—	—	—	—
Foreign currency translation adjustment, net of tax of $6,287	—	—	—	—	11,010	—	11,010
Payment of cash dividends	—	—	—	(50,077)	—	—	(50,077)
Purchase of treasury stock	—	—	—	—	—	(50,692)	(50,692)
Net income	—	—	—	353,533	—	—	353,533

Balance, September 30, 2007	177,348	$1,773	$697,415	$1,649,998	$19,400	$(525,993)	$1,842,593

The accompanying notes are an integral part of these unaudited consolidated financial statements.

PATTERSON-UTI ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN CASH FLOWS
(unaudited, in thousands)

	Nine Months Ended
	September 30,
	2007	2006
Cash flows from operating activities:
Net income	$353,533	$516,936
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and impairment	182,401	140,245
Dry holes and abandonments	831	3,709
Provision for bad debts	1,600	4,200
Deferred income tax expense (benefit)	35,666	(2,576)
Stock based compensation expense	13,979	9,710
Gain on disposal of assets	(16,603)	(437)
Changes in operating assets and liabilities:
Accounts receivable	87,060	(92,069)
Inventory and other current assets	12,559	(36,086)
Accounts payable	(16,819)	40,280
Income taxes payable/receivable	6,734	4,789
Accrued expenses	(11,096)	23,798
Other liabilities	(5,651)	1,613

Net cash provided by operating activities	644,194	614,112

Cash flows from investing activities:
Purchases of property and equipment	(461,444)	(423,422)
Proceeds from disposal of property and equipment	32,190	7,983

Net cash used in investing activities	(429,254)	(415,439)

Cash flows from financing activities:
Purchases of treasury stock	(50,692)	(352,393)
Dividends paid	(50,077)	(33,305)
Proceeds from exercise of stock options	1,300	1,414
Tax benefit related to stock-based compensation	1,074	922
Proceeds from borrowings under line of credit	92,500	65,000
Repayment of borrowings under line of credit	(202,500)	—
Debt issuance costs	—	(341)

Net cash used in financing activities	(208,395)	(318,703)

Effect of foreign exchange rate changes on cash	586	577

Net increase (decrease) in cash and cash equivalents	7,131	(119,453)
Cash and cash equivalents at beginning of period	13,385	136,398

Cash and cash equivalents at end of period	$20,516	$16,945

Supplemental disclosure of cash flow information:
Net cash paid during the period for:
Interest expense	$1,761	$476
Income taxes	$133,806	$272,541
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
     The interim consolidated financial statements have been prepared by management of the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations, although the Company believes the disclosures included herein are adequate to make the information presented not misleading. In the opinion of management, all adjustments which are of a normal recurring nature considered necessary for a fair presentation of the information in conformity with accounting principles generally accepted in the United States have been included. The Unaudited Consolidated Balance Sheet as of December 31, 2006, as presented herein, was derived from the audited balance sheet of the Company. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.
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
     The Company provides a dual presentation of its net income per common share in its Unaudited Consolidated Statements of Income: Basic net income per common share (“Basic EPS”) and diluted net income per common share (“Diluted EPS”). Basic EPS excludes dilution and is computed by dividing net income by the weighted average number of common shares outstanding during the period excluding nonvested restricted stock. Diluted EPS is based on the weighted-average number of common shares outstanding plus the impact of dilutive instruments, including stock options, warrants and restricted stock using the treasury stock method. The following table presents information necessary to calculate net income per share for the three and nine months ended September 30, 2007 and 2006 as well as cash dividends per share paid and potentially dilutive securities excluded from the weighted average number of diluted common shares outstanding, as their inclusion would have been anti-dilutive during the three and nine months ended September 30, 2007 and 2006 (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Net income	$98,181	$185,990	$353,533	$516,936
Weighted average number of common shares outstanding excluding nonvested restricted stock	154,934	163,412	155,281	168,036

Basic net income per common share	$0.63	$1.14	$2.28	$3.08

Weighted average number of common shares outstanding excluding nonvested restricted stock	154,934	163,412	155,281	168,036
Dilutive effect of stock options and nonvested restricted stock	2,405	2,330	2,210	2,303

Weighted average number of diluted common shares outstanding	157,339	165,742	157,491	170,339

Diluted net income per common share	$0.62	$1.12	$2.24	$3.03

Potentially dilutive securities excluded as anti-dilutive	2,385	800	2,435	800

     The results of operations for the three and nine months ended September 30, 2007 are not necessarily indicative of the results to be expected for the full year.
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
     Stock Options.  The Company estimates grant date fair values of stock options using the Black-Scholes-Merton valuation model (“Black-Scholes”). Volatility assumptions are based on the historic volatility of the Company’s common stock. The expected term assumptions are based on the Company’s experience with respect to employee stock option activity. Dividend yield assumptions are based on the expected dividends at the time the options were granted. The risk-free interest rate assumptions are determined by reference to United States Treasury yields. Weighted-average assumptions used to estimate grant date fair values for stock options granted in the three and nine month periods ended September 30, 2007 and 2006 follow:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Volatility	N/A	33.59%	36.38%	33.18%
Expected term (in years)	N/A	4.00	4.00	4.00
Dividend yield	N/A	1.14%	1.96%	1.09%
Risk-free interest rate	N/A	4.91%	4.56%	4.87%
     Stock option activity from January 1, 2007 to September 30, 2007 follows:

		Weighted-
		Average
	Underlying	Exercise
	Shares	Price
Outstanding at January 1, 2007	6,575,096	$16.18
Granted	1,035,000	$23.94
Exercised	(159,312)	$8.16
Forfeited	(2,083)	$14.64
Expired	(17)	$14.64
Cancelled	—	$—

Outstanding at September 30, 2007	7,448,684	$17.43

Exercisable at September 30, 2007	5,832,834	$15.27

     Restricted Stock.  Under all restricted stock awards to date, shares were issued when granted, nonvested shares are subject to forfeiture for failure to fulfill service conditions and nonforfeitable dividends are paid on nonvested restricted shares. Additionally, certain restricted stock awards contain performance conditions related to the Company’s net income.
     Restricted stock activity from January 1, 2007 to September 30, 2007 follows:

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Nonvested at January 1, 2007	1,188,200	$25.92
Granted	601,150	$24.60
Vested	(182,306)	$19.02
Forfeited	(68,544)	$26.90

Nonvested at September 30, 2007	1,538,500	$26.18

3.  Comprehensive Income
     The following table illustrates the Company’s comprehensive income including the effects of foreign currency translation adjustments for the three and nine months ended September 30, 2007 and 2006 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Net income	$98,181	$185,990	$353,533	$516,936
Other comprehensive income:
Foreign currency translation adjustment related to Canadian operations, net of tax	4,592	478	11,010	3,016

Comprehensive income, net of tax	$102,773	$186,468	$364,543	$519,952

4.  Property and Equipment
     Property and equipment consisted of the following at September 30, 2007 and December 31, 2006 (in thousands):

	September 30,	December 31,
	2007	2006
Equipment	$2,636,782	$2,135,567
Oil and natural gas properties	73,334	85,143
Buildings	43,872	30,987
Land	10,001	7,507

	2,763,989	2,259,204
Less accumulated depreciation and depletion	(981,413)	(823,400)

Property and equipment, net	$1,782,576	$1,435,804

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Revenues:
Contract drilling(a)	$429,002	$578,653	$1,317,626	$1,620,322
Pressure pumping	58,498	40,462	148,674	107,800
Drilling and completion fluids(b)	27,528	46,317	98,111	155,639
Oil and natural gas	9,840	9,986	32,207	29,083

Total segment revenues	524,868	675,418	1,596,618	1,912,844
Elimination of intercompany revenues(a)(b)	(866)	(1,760)	(2,957)	(4,640)

Total revenues	$524,002	$673,658	$1,593,661	$1,908,204

Income (loss) before income taxes:
Contract drilling	$128,243	$264,924	$437,660	$751,977
Pressure pumping	21,232	13,493	49,072	34,592
Drilling and completion fluids	(19)	6,558	6,163	25,038
Oil and natural gas	887	3,276	8,616	6,977

	150,343	288,251	501,511	818,584
Corporate and other	(7,718)	(8,295)	(22,233)	(19,663)
Embezzlement (costs) recoveries(c)	1,145	1,512	43,080	(2,941)
Gain on disposal of assets(d)	330	437	16,603	437
Interest income	1,091	948	1,917	5,579
Interest expense	(357)	(363)	(1,951)	(476)
Other	42	88	245	231

Income before income taxes and cumulative effect of change in accounting principle	$144,876	$282,578	$539,172	$801,751

	September 30,	December 31,
	2007	2006
Identifiable assets:
Contract drilling	$2,082,764	$1,849,923
Pressure pumping	158,177	111,787
Drilling and completion fluids	90,043	106,032
Oil and natural gas	51,956	65,443

	2,382,940	2,133,185
Corporate and other(e)	43,960	59,318

Total assets	$2,426,900	$2,192,503

(a)	Includes contract drilling intercompany revenues of approximately $686,000 and $1.6 million for the three months ended September 30, 2007 and 2006, respectively. Includes contract drilling intercompany revenues of approximately $2.6 million and $4.2 million for the nine months ended September 30, 2007 and 2006, respectively.

(b)	Includes drilling and completion fluids intercompany revenues of approximately $180,000 and $154,000 for the three months ended September 30, 2007 and 2006, respectively. Includes drilling and completion fluids intercompany revenues of approximately $336,000 and $418,000 for the nine months ended September 30, 2007 and 2006, respectively.

(c)	The Company’s former CFO has pleaded guilty to criminal charges and has been sentenced and is serving a term of imprisonment arising out of his embezzlement of funds from the Company. The Company expects to recover a total of approximately $43.6 million in assets that were seized by a court-appointed receiver from the former CFO and companies that he controlled. Cash payments from the receiver of approximately $40.2 million have been received as of September 30, 2007, with the remaining $3.4 million of the expected recovery consisting of notes receivable, investments and other assets that have been or are expected to be transferred to the Company. Embezzlement (costs) recoveries, includes the recognition of this recovery, net of professional and other costs incurred as a result of the embezzlement.

(d)	Gains or losses associated with the disposal of assets relate to decisions of the executive management group regarding corporate strategy. Accordingly, the related gains or losses have been separately presented and excluded from the results of specific segments.

(e)	Corporate assets primarily include cash and certain deferred federal income tax assets.
6.  Goodwill
     Goodwill is evaluated at least annually to determine if the fair value of recorded goodwill has decreased below its carrying value. At December 31, 2006 the Company performed its annual goodwill evaluation and determined no adjustment to impair goodwill was necessary. Goodwill as of September 30, 2007 is as follows (in thousands):

September 30,
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
7.  Accrued Expenses
     Accrued expenses consisted of the following at September 30, 2007 and December 31, 2006 (in thousands):

	September 30,	December 31,
	2007	2006
Salaries, wages, payroll taxes and benefits	$32,842	$42,751
Workers’ compensation liability	63,970	69,330
Sales, use and other taxes	16,102	11,043
Insurance, other than workers’ compensation	15,124	13,328
Other	3,768	9,011

Accrued expenses	$131,806	$145,463

8.  Asset Retirement Obligation
     Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations,” requires that the Company record a liability for the estimated costs to be incurred in connection with the abandonment of oil and natural gas properties in the future. The following table describes the changes to the Company’s asset retirement obligations during the nine months ended September 30, 2007 and 2006 (in thousands):

	2007	2006
Balance at beginning of year	$1,829	$1,725
Liabilities incurred	207	83
Liabilities settled	(796)	(48)
Accretion expense	46	41
Revision in estimated cash flows	289	—

Asset retirement obligation at end of period	$1,575	$1,801

9.  Borrowings Under Line of Credit
     The Company entered into a five-year unsecured revolving line of credit (“LOC”) in December 2004. On August 2, 2006, the Company amended the LOC and increased the borrowing capacity to $375 million. Interest is paid on outstanding LOC balances at a floating rate ranging from LIBOR plus 0.625% to 1.0% or the prime rate. Any outstanding borrowings must be repaid at maturity on December 16, 2009. This arrangement includes various fees, including a commitment fee on the average daily unused amount (0.15% at September 30, 2007). There are customary restrictions and covenants associated with the LOC. Financial covenants provide for a maximum debt to capitalization ratio and a minimum interest coverage ratio. The Company does not expect that the restrictions and covenants will impact its ability to operate or react to opportunities that might arise. As of September 30, 2007, the Company had $10.0 million in borrowings outstanding under the LOC and $59.4 million in letters of credit outstanding. As a result, the Company had available borrowing capacity of approximately $306 million at September 30, 2007. The weighted average interest rate on outstanding borrowings at September 30, 2007 was 7.75%.
10.  Commitments, Contingencies and Other Matters
     Commitments — The Company maintains letters of credit in the aggregate amount of $59.4 million for the benefit of various insurance companies as collateral for retrospective premiums and retained losses which could become payable under the terms of the underlying insurance contracts. These letters of credit are typically renewed annually. No amounts have been drawn under the letters of credit.
     As of September 30, 2007, the Company has signed non-cancelable commitments to purchase approximately $123 million of equipment. This amount excludes $2.1 million and $24.7 million at September 30, 2007 and December 31, 2006, respectively, related to deposits toward the purchase of drilling rig components. These payments are presented as Deposits on equipment purchase contracts in the Company’s unaudited consolidated balance sheets.
     Contingencies — A receiver was appointed to take control of and liquidate the assets of the Company’s former CFO in connection with his embezzlement of Company funds. In May 2007, the court approved a plan of distribution of the assets that had been recovered by the receiver. The Company expects to recover a total of approximately $43.6 million pursuant to the approved plan and has recognized this recovery in the Company’s unaudited consolidated statement of income, net of additional professional fees associated with the embezzlement. Cash payments from the receiver of approximately $40.2 million have been received as of September 30, 2007, with the remaining $3.4 million of the expected recovery consisting of notes receivable, investments and other assets that have been or are expected to be transferred to the Company.
     The Company is party to various legal proceedings arising in the normal course of its business. The Company does not believe that the outcome of these proceedings, either individually or in the aggregate, will have a material adverse effect on its financial condition, results of operations or cash flows.

11.  Stockholders’ Equity
     Cash Dividends — The Company has paid cash dividends during the nine months ended September 30, 2007 as follows:

	Per Share	Total
		(in thousands)
Paid on March 30, 2007 to shareholders of record as of March 15, 2007	$0.08	$12,527
Paid on June 29, 2007 to shareholders of record as of June 14, 2007	0.12	18,860
Paid on September 28, 2007 to shareholders of record as of September 12, 2007	0.12	18,690

Total cash dividends	$0.32	$50,077

     On October 31, 2007, the Company’s Board of Directors approved a cash dividend on its common stock in the amount of $0.12 per share to be paid on December 28, 2007 to holders of record as of December 12, 2007. The amount and timing of all future dividend payments is subject to the discretion of the Board of Directors and will depend upon business conditions, results of operations, financial condition, terms of the Company’s credit facilities and other factors.
     The Company purchased 16,018 shares of treasury stock from employees on June 8, 2007. These shares were purchased at fair market value upon the vesting of restricted stock to provide the employees with the funds necessary to satisfy their respective tax withholding obligations. The total purchase price for these shares was approximately $415,000.
     On August 1, 2007, the Company’s Board of Directors approved a stock buyback program (“Program”), authorizing purchases of up to $250 million of the Company’s common stock in open market or privately negotiated transactions. During the three months ended September 30, 2007 the Company purchased 2,275,000 shares of its common stock under the Program at a cost of approximately $50.3 million. As of September 30, 2007, the Company is authorized to purchase approximately $200 million of the Company’s outstanding common stock under the Program. Shares purchased under the Program have been accounted for as treasury stock.
12.  Income Taxes
     The Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 (“FIN 48”) on January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. As a result of the adoption of FIN 48 the Company reduced a reserve for an uncertain tax position with respect to a business combination that had originally been recorded as goodwill (see Note 6). The impact of adjustments to reserves with respect to other uncertain tax positions was not material. In connection with the adoption of FIN 48, the Company established a policy to account for interest and penalties with respect to income taxes as operating expenses. As of September 30, 2007, the years ended December 31, 2004 through 2006 are open for examination by U.S. taxing authorities. As of September 30, 2007, the years ended December 31, 2003 through 2006 are open for examination by Canadian taxing authorities.
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

14.  Subsequent Events
     On October 9, 2007, the Company completed the acquisition of three recently refurbished SCR electric land drilling rigs and spare drilling equipment for $29.0 million. The transaction was accounted for as an acquisition of assets and the purchase price was allocated among the assets acquired based on their estimated fair market values.

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations
     Management Overview — We are a leading provider of contract services to the North American oil and natural gas industry. Our services primarily involve the drilling, on a contract basis, of land-based oil and natural gas wells and, to a lesser extent, we provide pressure pumping services and drilling and completion fluid services. In addition to the aforementioned contract services, we also engage in the development, exploration, acquisition and production of oil and natural gas. For the three and nine months ended September 30, 2007 and 2006, our operating revenues consisted of the following (dollars in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2007		2006		2007		2006
Contract drilling	$428,316	82%	$577,047	86%	$1,315,005	83%	$1,616,100	84%
Pressure pumping	58,498	11	40,462	6	148,674	9	107,800	6
Drilling and completion fluids	27,348	5	46,163	7	97,775	6	155,221	8
Oil and natural gas	9,840	2	9,986	1	32,207	2	29,083	2

	$524,002	100%	$673,658	100%	$1,593,661	100%	$1,908,204	100%

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
     Typically, the profitability of our business is most readily assessed by two primary indicators in our contract drilling segment: our average number of rigs operating and our average revenue per operating day. During the third quarter of 2007, our average number of rigs operating was 243 per day compared to 237 in the second quarter of 2007 and 301 in the third quarter of 2006. Our average revenue per operating day decreased to $19,150 in the third quarter of 2007 from $19,410 in the second quarter of 2007 and $20,810 in the third quarter of 2006. Our consolidated net income for the third quarter of 2007 decreased by $87.8 million or 47% as compared to the third quarter of 2006. This decrease was primarily due to our contract drilling segment experiencing a decrease in the average number of rigs operating, an increase in the average costs per operating day and a decrease in the average revenue per operating day in the third quarter of 2007 as compared to the third quarter of 2006.
     Our revenues, profitability and cash flows are highly dependent upon the market prices of oil and natural gas. During periods of improved commodity prices, the capital spending budgets of oil and natural gas operators tend to expand, which results in increased demand for our contract services. Conversely, in periods when these commodity prices deteriorate, the demand for our contract services generally weakens and we experience a decrease in the number of rigs operating and downward pressure on pricing for our services. In addition, our operations are highly impacted by competition, the availability of excess equipment, labor issues and various other factors which are more fully described as “Risk Factors” included as Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2006.
     We believe that the liquidity presented in our balance sheet as of September 30, 2007, which includes approximately $190 million in working capital (including $20.5 million in cash) and approximately $306 million available under a $375 million line of credit, provides us with the ability to pursue acquisition opportunities, expand into new regions, make improvements to our assets, pay cash dividends and survive downturns in our industry.
     Commitments and Contingencies — The Company maintains letters of credit in the aggregate amount of $59.4 million for the benefit of various insurance companies as collateral for retrospective premiums and retained losses which could become payable under the terms of the underlying insurance contracts. These letters of credit expire at various times during each calendar year. No amounts have been drawn under the letters of credit.
     As of September 30, 2007, we have remaining non-cancelable commitments to purchase approximately $123 million of equipment.
     A receiver was appointed to take control of and liquidate the assets of our former CFO in connection with his embezzlement of Company funds. In May 2007, the court approved a plan of distribution of the assets that had been recovered by the receiver. We expect to recover a total of approximately $43.6 million pursuant to the approved plan and have recognized this recovery in our unaudited consolidated statement of income, net of additional professional fees associated with the embezzlement. Cash payments from the receiver of approximately $40.2 million have been received as of September 30, 2007, with the remaining $3.4 million of the recovery consisting of notes receivable, investments and other assets that are being transferred to us.
     Trading and Investing — We have not engaged in trading activities that include high-risk securities, such as derivatives and non-exchange traded contracts. We invest cash primarily in highly liquid, short-term investments such as overnight deposits, money markets, and highly rated municipal and commercial bonds.
     Description of Business — We conduct our contract drilling operations in Texas, New Mexico, Oklahoma, Arkansas, Louisiana, Mississippi, Colorado, Utah, Wyoming, Montana, North Dakota, South Dakota, Pennsylvania and Western Canada. We have approximately 350 currently marketable land-based drilling rigs. We provide pressure pumping services to oil and natural gas operators primarily in the Appalachian Basin. These services consist primarily of well stimulation and cementing for completion of new wells and remedial work on existing wells. We provide drilling fluids, completion fluids and related services to oil and natural gas operators offshore in the Gulf of Mexico and on land in Texas, Southeastern New Mexico, Oklahoma and the Gulf Coast region of Louisiana. Drilling and completion fluids are used by oil and natural gas operators during the drilling process to control pressure when drilling oil and natural gas wells. We are also engaged in the development, exploration, acquisition and production of oil and natural gas. Our oil and natural gas operations are focused primarily in producing regions in West and South Texas, Southeastern New Mexico, Utah and Mississippi.
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
Liquidity and Capital Resources
     As of September 30, 2007, we had working capital of approximately $190 million including cash and cash equivalents of $20.5 million. For the nine months ended September 30, 2007, our significant sources of cash flow included:
•	$644 million provided by operations,

•	$32.2 million in proceeds from disposal of property and equipment, and

•	$2.4 million from the exercise of stock options and related tax benefits associated with stock-based compensation.
     During the nine months ended September 30, 2007, we used $50.7 million to repurchase shares of our common stock, $50.1 million to pay dividends on our common stock, $110 million to repay borrowings under our line of credit and $461 million:
•	to make capital expenditures for the betterment and refurbishment of our drilling rigs,

•	to acquire and procure drilling equipment and facilities to support our drilling operations,

•	to fund capital expenditures for our pressure pumping and drilling and completion fluids divisions, and

•	to fund leasehold acquisition and exploration and development of oil and natural gas properties.
     As of September 30, 2007, we had $10.0 million in borrowings outstanding under our $375 million revolving line of credit and $59.4 million in letters of credit outstanding such that we had available borrowing capacity of approximately $306 million at September 30, 2007.
     We paid cash dividends during the nine months ended September 30, 2007 as follows:

	Per Share	Total
		(in thousands)
Paid on March 30, 2007 to shareholders of record as of March 15, 2007	$0.08	$12,527
Paid on June 29, 2007 to shareholders of record as of June 14, 2007	0.12	18,860
Paid on September 28, 2007 to shareholders of record as of September 12, 2007	0.12	18,690

Total cash dividends	$0.32	$50,077

     On October 31, 2007, our Board of Directors approved a cash dividend on our common stock in the amount of $0.12 per share to be paid on December 28, 2007 to holders of record as of December 12, 2007. The amount and timing of all future dividend payments is subject to the discretion of the Board of Directors and will depend upon business conditions, results of operations, financial condition, terms of our credit facilities and other factors.
     On August 1, 2007, our Board of Directors approved a stock buyback program (“Program”), authorizing purchases of up to $250 million of our common stock in open market or privately negotiated transactions. During the three months ended September 30, 2007, we purchased 2,275,000 shares of our common stock under the Program at a cost of approximately $50.3 million. As of September 30, 2007, we are authorized to purchase approximately $200 million of our outstanding common stock under the Program. Shares purchased under the Program have been accounted for as treasury stock.
     On October 10, 2007, we completed the acquisition of three recently refurbished SCR electric land drilling rigs and spare drilling equipment for $29.0 million.
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
Results of Operations
     The following tables summarize operations by business segment for the three months ended September 30, 2007 and 2006:

	2007	2006	% Change
Contract Drilling	(Dollars in thousands)
Revenues	$428,316	$577,047	(25.8)%
Direct operating costs	$242,352	$267,345	(9.3)%
Selling, general and administrative	$1,616	$1,817	(11.1)%
Depreciation	$56,105	$42,961	30.6%
Operating income	$128,243	$264,924	(51.6)%
Operating days	22,362	27,725	(19.3)%
Average revenue per operating day	$19.15	$20.81	(8.0)%
Average direct operating costs per operating day	$10.84	$9.64	12.4%
Average rigs operating	243	301	(19.3)%
Capital expenditures	$120,192	$152,879	(21.4)%
     The reactivation and construction of new land drilling rigs in the United States has resulted in excess capacity compared to recent demand. As a result, our average rigs operating have declined to 243 in the third quarter of 2007 compared to 301 in the third quarter of 2006.

     Revenues in the third quarter of 2007 decreased as compared to the third quarter of 2006 as a result of the decreased number of operating days in 2007 and a decrease of approximately $1,660 in the average revenue per operating day. Direct operating costs in the third quarter of 2007 decreased as compared to the third quarter of 2006 as a result of the decreased number of operating days partially offset by an approximately $1,200 increase in the average direct operating costs per operating day. This increase in average direct operating costs per day resulted primarily from increased compensation costs and an increase in the cost of maintenance for our drilling rigs. Selling, general and administrative expense decreased primarily as a result of the transfer of certain administrative staff to our corporate segment. Significant capital expenditures have been incurred to activate additional drilling rigs, to modify and upgrade our drilling rigs and to acquire additional related equipment such as drill pipe, drill collars, engines, fluid circulating systems, rig hoisting systems and safety enhancement equipment. The increase in depreciation expense was a result of the capital expenditures discussed above.

	2007	2006	% Change
Pressure Pumping	(Dollars in thousands)
Revenues	$58,498	$40,462	44.6%
Direct operating costs	$28,682	$20,960	36.8%
Selling, general and administrative	$4,882	$3,450	41.5%
Depreciation	$3,702	$2,559	44.7%
Operating income	$21,232	$13,493	57.4%
Total jobs	4,065	3,116	30.5%
Average revenue per job	$14.39	$12.99	10.8%
Average direct operating costs per job	$7.06	$6.73	4.9%
Capital expenditures	$11,047	$7,692	43.6%
     Revenues and direct operating costs increased as a result of the increased number of jobs, as well as an increase in the average revenue and average direct operating costs per job. The increase in jobs was attributable to increased demand for our services and increased operating capacity. Increased average revenue per job was due to increased pricing for our services and an increase in the number of larger jobs. Average direct operating costs per job increased as a result of increases in compensation and the cost of materials used in our operations, as well as an increase in the number of larger jobs. Selling, general and administrative expense increased primarily as a result of increased compensation cost and increases in other administrative expenses to support the expanding operations of the pressure pumping segment. Significant capital expenditures have been incurred to add capacity, expand our areas of operation and modify and upgrade existing equipment. The increase in depreciation expense was a result of the capital expenditures discussed above.

	2007	2006	% Change
Drilling and Completion Fluids	(Dollars in thousands)
Revenues	$27,348	$46,163	(40.8)%
Direct operating costs	$24,153	$36,183	(33.2)%
Selling, general and administrative	$2,486	$2,733	(9.0)%
Depreciation	$728	$689	5.7%
Operating income (loss)	$(19)	$6,558	N/A %
Capital expenditures	$460	$1,122	(59.0)%
     Revenues and direct operating costs decreased primarily as a result of a decrease in the number of large jobs offshore in the Gulf of Mexico caused by a slowdown in drilling activity during the third quarter of 2007 in that area.

	2007	2006	% Change
Oil and Natural Gas Production and Exploration	(Dollars in thousands,
	except sales prices)
Revenues	$9,840	$9,986	(1.5)%
Direct operating costs	$2,474	$3,222	(23.2)%
Selling, general and administrative	$695	$684	1.6%
Depreciation, depletion and impairment	$5,784	$2,804	106.3%
Operating income	$887	$3,276	(72.9)%
Capital expenditures	$4,153	$4,982	(16.6)%
Average net daily oil production (Bbls)	920	961	(4.3)%
Average net daily gas production (Mcf)	4,199	4,820	(12.9)%
Average oil sales price (per Bbl)	$73.57	$68.66	7.2%
Average natural gas sales price (per Mcf)	$6.58	$6.77	(2.8)%

     Revenues decreased primarily due to a decrease in the net daily production of oil and natural gas. Average net daily oil and natural gas production decreased primarily due to the sale of certain properties in the second quarter of 2007. The decrease in direct operating costs is primarily due to a decrease of approximately $564,000 in costs associated with the abandonment of exploratory wells. Depreciation, depletion and impairment expense in the third quarter of 2007 includes approximately $1.9 million incurred to impair certain oil and natural gas properties compared to approximately $889,000 incurred to impair certain oil and natural gas properties in the third quarter of 2006. Depletion expense increased approximately $2.0 million due to the completion of new wells in 2007.

	2007	2006	% Change
Corporate and Other	(Dollars in thousands)
Selling, general and administrative	$6,914	$5,093	35.8%
Depreciation	$204	$202	1.0%
Other operating expenses	$600	$3,000	(80.0)%
(Gain) loss on disposal of assets	$(330)	$(437)	(24.5)%
Embezzlement costs (recoveries)	$(1,145)	$(1,512)	(24.3)%
Interest income	$1,091	$948	15.1%
Interest expense	$357	$363	(1.7)%
Other income	$42	$88	(52.3)%
     Selling, general and administrative expense increased primarily as a result of compensation expense related to transfers of certain administrative staff to our corporate segment as well as increases in stock-based compensation expense. Other operating expenses decreased due to a decrease in bad debt expense of $2.4 million. Embezzlement costs (recoveries) in the third quarter of 2007 consists of cash recoveries of approximately $1.1 million. Embezzlement costs (recoveries) in the third quarter of 2006 includes insurance proceeds of $2.0 million reduced by professional and other costs incurred as a result of the embezzlement.
     The following tables summarize operations by business segment for the nine months ended September 30, 2007 and 2006:

	2007	2006	% Change
Contract Drilling	(Dollars in thousands)
Revenues	$1,315,005	$1,616,100	(18.6)%
Direct operating costs	$716,803	$737,021	(2.7)%
Selling, general and administrative	$4,467	$5,338	(16.3)%
Depreciation	$156,075	$121,764	28.2%
Operating income	$437,660	$751,977	(41.8)%
Operating days	66,931	81,489	(17.9)%
Average revenue per operating day	$19.65	$19.83	(1.0)%
Average direct operating costs per operating day	$10.71	$9.04	18.5%
Average rigs operating	245	298	(17.8)%
Capital expenditures	$403,381	$377,165	7.0%
     Demand for our contract drilling services is largely dependent upon the prevailing prices for natural gas. The average market price of natural gas fell from $8.98 per Mcf in 2005 to $6.94 per Mcf in 2006. This resulted in our customers moderating their increase in drilling activities in 2007. This moderation combined with the reactivation and construction of new land drilling rigs in the United States has resulted in excess capacity compared to recent demand. As a result of these factors, our average rigs operating have declined to 245 for the first nine months of 2007 compared to 298 for the first nine months of 2006.
     Revenues in the first nine months of 2007 decreased as compared to the first nine months of 2006 as a result of the decreased number of operating days in 2007 and a decrease of approximately $180 in the average revenue per operating day. Direct operating costs in the first nine months of 2007 decreased as compared to the first nine months of 2006 as a result of the decreased number of operating days partially offset by an approximately $1,670 increase in the average direct operating costs per operating day. This increase in average direct operating costs per day resulted primarily from increased compensation costs and an increase in the cost of maintenance for our drilling rigs. Selling, general and administrative expense decreased primarily as a result of the transfer of certain administrative staff to our corporate segment. Significant capital expenditures have been incurred to activate additional drilling rigs, to modify and upgrade our drilling rigs and to acquire additional related equipment such as drill pipe, drill collars, engines, fluid circulating systems, rig hoisting systems and safety enhancement equipment. The increase in depreciation expense was a result of the capital expenditures discussed above.

	2007	2006	% Change
Pressure Pumping	(Dollars in thousands)
Revenues	$148,674	$107,800	37.9%
Direct operating costs	$75,610	$56,545	33.7%
Selling, general and administrative	$13,758	$9,588	43.5%
Depreciation	$10,234	$7,075	44.7%
Operating income	$49,072	$34,592	41.9%
Total jobs	10,477	8,844	18.5%
Average revenue per job	$14.19	$12.19	16.4%
Average direct operating costs per job	$7.22	$6.39	13.0%
Capital expenditures	$41,678	$27,371	52.3%
     Revenues and direct operating costs increased as a result of the increased number of jobs, as well as an increase in the average revenue and average direct operating costs per job. The increase in jobs was attributable to increased demand for our services and increased operating capacity. Increased average revenue per job was due to increased pricing for our services and an increase in the number of larger jobs. Average direct operating costs per job increased as a result of increases in compensation and the cost of materials used in our operations, as well as an increase in the number of larger jobs. Selling, general and administrative expense increased primarily as a result of increased compensation cost and increases in other administrative expenses to support the expanding operations of the pressure pumping segment. Significant capital expenditures have been incurred to add capacity, expand our areas of operation and modify and upgrade existing equipment. The increase in depreciation expense was a result of the capital expenditures discussed above.

	2007	2006	% Change
Drilling and Completion Fluids	(Dollars in thousands)
Revenues	$97,775	$155,221	(37.0)%
Direct operating costs	$82,172	$120,418	(31.8)%
Selling, general and administrative	$7,319	$7,765	(5.7)%
Depreciation	$2,121	$2,000	6.1%
Operating income	$6,163	$25,038	(75.4)%
Capital expenditures	$2,581	$3,052	(15.4)%
     Revenues and direct operating costs decreased primarily as a result of a decrease in the number of large jobs offshore in the Gulf of Mexico.

	2007	2006	% Change
	(Dollars in thousands,
Oil and Natural Gas Production and Exploration	except sales prices)
Revenues	$32,207	$29,083	10.7%
Direct operating costs	$8,213	$11,241	(26.9)%
Selling, general and administrative	$2,017	$2,050	(1.6)%
Depreciation, depletion and impairment	$13,361	$8,815	51.6%
Operating income	$8,616	$6,977	23.5%
Capital expenditures	$13,804	$15,699	(12.1)%
Average net daily oil production (Bbls)	1,042	944	10.4%
Average net daily gas production (Mcf)	5,356	4,986	7.4%
Average oil sales price (per Bbl)	$63.82	$66.24	(3.7)%
Average natural gas sales price (per Mcf)	$7.28	$6.96	4.6%
     Revenues increased primarily due to increases in the net daily production of oil and natural gas. The increase in average net daily production of oil was partially offset by a decrease in the average oil sales price. Average net daily oil and natural gas production increased primarily due to the completion of wells subsequent to the third quarter of 2006, partially offset by the sale of certain properties in the second quarter of 2007. The decrease in direct operating costs is primarily due to a decrease of approximately $2.9 million in costs associated with the abandonment of exploratory wells. Depreciation, depletion and impairment expense in 2007 includes approximately $3.0 million incurred to impair certain oil and natural gas properties compared to approximately $2.2 million incurred to impair certain oil and natural gas properties in 2006. Depletion expense increased approximately $4.1 million due to the completion of new wells in 2007.

	2007	2006	% Change
Corporate and Other	(Dollars in thousands)
Selling, general and administrative	$20,023	$14,687	36.3%
Depreciation	$610	$591	3.2%
Other operating expenses	$1,600	$4,385	(63.5)%
Gain on disposal of assets	$(16,603)	$(437)	N/A %
Embezzlement costs (recoveries)	$(43,080)	$2,941	N/A %
Interest income	$1,917	$5,579	(65.6)%
Interest expense	$1,951	$476	309.9%
Other income	$245	$231	6.1%
Capital expenditures	$—	$135	(100.0)%
     Selling, general and administrative expense increased primarily as a result of compensation expense related to transfers of certain administrative staff to our corporate segment as well as increases in stock-based compensation expense and professional fees. Other operating expenses decreased primarily due to a decrease in bad debt expense of $2.6 million. In 2007 we sold certain oil and natural gas properties resulting in a gain of $20.9 million. This gain was reduced by approximately $4.3 million in losses associated with the disposal of other assets. Gains and losses on the disposal of assets are considered as part of our corporate activities due to the fact that such transactions relate to decisions of the executive management group regarding corporate strategy. Embezzlement costs (recoveries) in 2007 includes an expected recovery of $43.6 million reduced by additional professional and other costs incurred as a result of the embezzlement. Embezzlement costs (recoveries) in 2006 include professional and other costs incurred as a result of the embezzlement reduced by insurance proceeds of $2.0 million. Interest income decreased due to the decrease in cash available to invest from 2006 to 2007. Interest expense in 2007 increased primarily due to higher average borrowings that were outstanding under our line of credit during 2007.
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
Volatility of Oil and Natural Gas Prices and its Impact on Operations
     Our revenue, profitability, and rate of growth are substantially dependent upon prevailing prices for natural gas and, to a lesser extent, oil. For many years, oil and natural gas prices and markets have been volatile. Prices are affected by market supply and demand factors as well as international military, political and economic conditions, and the ability of OPEC to set and maintain production and price targets. All of these factors are beyond our control. During 2006, the average market price of natural gas retreated from record highs that were set in 2005. The price dropped to an average of $6.94 and $7.18 per Mcf for the full year of 2006 and the first nine months of 2007, respectively, compared to $8.98 per Mcf for the full year of 2005. This resulted in our customers moderating their increase in drilling activities in 2007. This moderation combined with the reactivation and construction of new land drilling rigs in the United States has resulted in excess capacity compared to recent demand. As a result of these factors, our average rigs operating have declined to 245 for the nine months ended September 30, 2007 compared to 298 in the comparable period in 2006. We expect oil and natural gas prices to continue to be volatile and to affect our financial condition, operations and ability to access sources of capital. A significant decrease in market prices for natural gas could result in a material decrease in demand for drilling rigs and reduction in our operation results.
Impact of Inflation
     We believe that inflation will not have a significant near-term impact on our financial position.

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk
     We currently have exposure to interest rate market risk associated with borrowings under our credit facility. The revolving credit facility calls for periodic interest payments at a floating rate ranging from LIBOR plus 0.625% to 1.0% or at the prime rate. The applicable rate above LIBOR is based upon our debt to capitalization ratio. Our exposure to interest rate risk due to changes in the prime rate or LIBOR is not material given our current level of outstanding borrowings.
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
     Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of September 30, 2007.
     Changes in Internal Control Over Financial Reporting —There were no changes in our internal control over financial reporting during our most recently completed fiscal quarter that have materially affected or are reasonably likely to materially affect our internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act.
FORWARD LOOKING STATEMENTS AND CAUTIONARY STATEMENTS FOR PURPOSES OF
THE “SAFE HARBOR” PROVISIONS OF THE PRIVATE SECURITIES
LITIGATION REFORM ACT OF 1995
     “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 2 of Part I of this Report contains forward-looking statements which are made pursuant to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. These statements include, without limitation, statements relating to: liquidity; financing of operations; continued volatility of oil and natural gas prices; source and sufficiency of funds required for immediate capital needs and additional rig acquisitions (if further opportunities arise); and other matters. The words “believes,” “plans,” “intends,” “expected,” “estimates” or “budgeted” and similar expressions identify forward-looking statements. The forward-looking statements are based on certain assumptions and analyses we make in light of our experience and our perception of historical trends, current conditions, expected future developments and other factors we believe are appropriate in the circumstances. We do not undertake to update, revise or correct any of the forward-looking information. Factors that could cause actual results to differ materially from our expectations expressed in the forward-looking statements include, but are not limited to, the following:
•	Changes in prices and demand for oil and natural gas;

•	Excess industry capacity of land drilling rigs resulting from the reactivation or construction of new land drilling rigs;

•	Changes in demand for contract drilling, pressure pumping and drilling and completion fluids services;

•	Shortages of drill pipe and other drilling equipment;

•	Labor shortages, primarily qualified drilling personnel;

•	Effects of competition from other drilling contractors and providers of pressure pumping and drilling and completion fluids services;

•	Occurrence of operating hazards and uninsured losses inherent in our business operations; and

•	Environmental and other governmental regulation.
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

PART II — OTHER INFORMATION
ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds
     The table below sets forth the information with respect to purchases of our common stock made by us during the quarter ended September 30, 2007.

Approximate Dollar
			Total Number of	Value of Shares
			Shares (or Units)	That May yet be
			Purchased as Part	Purchased Under the
	Total	Average Price	of Publicly	Plans or
	Number of Shares	Paid per	Announced Plans	Programs (in
Period Covered	Purchased	Share	or Programs	thousands)(1)
July 1-31, 2007	—	$—	—	$—
August 1-31, 2007	1,195,125	$21.80	1,195,000	$223,948

September 1-30, 2007	1,080,000	$22.43	1,080,000	$199,726

Total	2,275,125	$22.10	2,275,000	$199,726

(1)	On August 1, 2007, our Board of Directors approved a stock buyback program authorizing purchases of up to $250 million of our common stock in open market or privately negotiated transactions.
ITEM 5.  Other Information
     On November 1, 2007, we entered into amendments to existing change in control agreements with Mark S. Siegel, Douglas J. Wall, John E. Vollmer, III, Kenneth N. Berns and William L. Moll, Jr.. The purpose of these amendments was to bring the agreements into compliance with certain requirements of Section 409(a) of the Internal Revenue Code. In the case of Messrs. Vollmer and Berns, the amendment provides that in the event of a change in control of Patterson-UTI in which such employee’s employment is terminated by Patterson-UTI other than for cause or by such employee for good reason, such employee would be entitled to a payment equal to 2 times (rather than 1.5 times as stated in the original change in control agreement) the sum of (1) the highest annual salary in effect for such person and (2) the average of the three annual bonuses earned by such person for the three fiscal years preceding the termination date. The amendments to the change in control agreements are filed as Exhibits 10.8, 10.9, 10.10, 10.11 and 10.12 to this report.
ITEM 6.  Exhibits
     (a) Exhibits.
          The following exhibits are filed herewith or incorporated by reference, as indicated:
3.1	Restated Certificate of Incorporation, as amended (filed August 9, 2004 as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004 and incorporated herein by reference).

3.2	Amendment to Restated Certificate of Incorporation, as amended (filed August 9, 2004 as Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004 and incorporated herein by reference).

3.3	Second Amended and Restated Bylaws (filed August 6, 2007 as Exhibit 3.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2007 and incorporated herein by reference).

10.1	Indemnification Agreement between Douglas J. Wall and Patterson-UTI Energy, Inc. dated August 31, 2007 (form of which has been filed on April 28, 2004 as Exhibit 10.11 to the Company’s Annual Report on Form 10-K, as amended, for the year ended December 31, 2003 and incorporated herein by reference).

10.2	Indemnification Agreement between William L. Moll, Jr. and Patterson-UTI Energy, Inc. dated August 31, 2007 (form of which has been filed on April 28, 2004 as Exhibit 10.11 to the Company’s Annual Report on Form 10-K, as amended, for the year ended December 31, 2003 and incorporated herein by reference).

10.3	Indemnification Agreement between Gregory W. Pipkin and Patterson-UTI Energy, Inc. dated August 31, 2007 (form of which has been filed on April 28, 2004 as Exhibit 10.11 to the Company’s Annual Report on Form 10-K, as amended, for the year ended December 31, 2003 and incorporated herein by reference).

10.4	Indemnification Agreement between Charles O. Buckner and Patterson-UTI Energy, Inc. dated August 31, 2007 (form of which has been filed on April 28, 2004 as Exhibit 10.11 to the Company’s Annual Report on Form 10-K, as amended, for the year ended December 31, 2003 and incorporated herein by reference).

10.5	Severance Agreement between Patterson-UTI Energy, Inc. and Douglas J. Wall, effective as of August 31, 2007 (filed September 4, 2007 as Exhibit 10.3 to the Company’s Current Report on Form 8-K and incorporated herein by reference).

10.6	Patterson-UTI Energy, Inc. Change in Control Agreement, effective as of August 31, 2007, by and between Patterson-UTI and Douglas J. Wall (filed September 4, 2007 as Exhibit 10.2 to the Company’s Current Report on Form 8-K and incorporated herein by reference).

10.7	Patterson-UTI Energy, Inc. Change in Control Agreement, effective as of August 31, 2007, by and between Patterson-UTI Energy, Inc. and William L. Moll, Jr.

10.8	First Amendment to Change in Control Agreement Between Patterson-UTI Energy, Inc. and Mark S. Siegel, entered into November 1, 2007.

10.9	First Amendment to Change in Control Agreement Between Patterson-UTI Energy, Inc. and Douglas J. Wall, entered into November 1, 2007.

10.10	First Amendment to Change in Control Agreement Between Patterson-UTI Energy, Inc. and John E. Vollmer, III, entered into November 1, 2007.

10.11	First Amendment to Change in Control Agreement Between Patterson-UTI Energy, Inc. and Kenneth N. Berns, entered into November 1, 2007.

10.12	First Amendment to Change in Control Agreement Between Patterson-UTI Energy, Inc. and William L. Moll, Jr., entered into November 1, 2007.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PATTERSON-UTI ENERGY, INC.
By:	/s/ Douglas J. Wall
Douglas J. Wall
(Principal Executive Officer) President and Chief Executive Officer

By:	/s/ John E. Vollmer III
John E. Vollmer III
(Principal Financial Officer) Senior Vice President-Corporate Development, Chief Financial Officer and Treasurer

By:	/s/ Gregory W. Pipkin
Gregory W. Pipkin
(Principal Accounting Officer) Chief Accounting Officer and Assistant Secretary

DATED: November 5, 2007