Form 10-Q
period 2008-03-31
PATTERSON UTI ENERGY INC
filed 2008-05-05
CIK 889900

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from           to
Commission file number 0-22664
Patterson-UTI Energy, Inc.
(Exact name of registrant as specified in its charter)

DELAWARE	75-2504748
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

450 GEARS ROAD, SUITE 500
HOUSTON, TEXAS	77067
(Address of principal executive offices)	(Zip Code)
(281) 765-7100
(Registrant’s telephone number, including area code)
4510 LAMESA HIGHWAY
SNYDER, TEXAS 79549
(Former name, former address and former fiscal year,
if changed since last report)
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑      No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐      No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
     154,431,669 shares of common stock, $0.01 par value, as of May 1, 2008

PATTERSON-UTI ENERGY, INC. AND SUBSIDIARIES

Page
PART I — FINANCIAL INFORMATION

ITEM 1. Financial Statements
Unaudited consolidated balance sheets	1
Unaudited consolidated statements of income	2
Unaudited consolidated statement of changes in stockholders’ equity	3
Unaudited consolidated statements of changes in cash flows	4
Notes to unaudited consolidated financial statements	5
ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	11
ITEM 3. Quantitative and Qualitative Disclosures About Market Risk	16
ITEM 4. Controls and Procedures	16
Forward Looking Statements and Cautionary Statements for Purposes of the “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995	16

PART II — OTHER INFORMATION

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds	17
ITEM 6. Exhibits	18
Signatures	19
Certification of CEO Pursuant to Rule 13a-14(a)/15d-14(a)
Certification of CFO Pursuant to Rule 13a-14(a)/15d-14(a)
Certifications Pursuant to 18 U.S.C. Section 1350

PART I — FINANCIAL INFORMATION
ITEM 1. Financial Statements
     The following unaudited consolidated financial statements include all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented.
PATTERSON-UTI ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands, except share data)

	March 31,	December 31,
	2008	2007
ASSETS

Current assets:
Cash and cash equivalents	$50,327	$17,434
Accounts receivable, net of allowance for doubtful accounts of $10,298 at March 31, 2008 and $10,014 at December 31, 2007	372,085	373,279
Inventory	40,956	44,416
Deferred tax assets, net	35,593	35,370
Other	53,007	52,286

Total current assets	551,968	522,785
Property and equipment, net	1,839,592	1,841,404
Goodwill	96,198	96,198
Other	4,684	4,812

Total assets	$2,492,442	$2,465,199

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable:
Trade	$131,028	$133,330
Accrued revenue distributions	3,277	4,221
Other	9,627	19,365
Accrued Federal and state income taxes payable	27,713	1,458
Accrued expenses	123,000	136,834

Total current liabilities	294,645	295,208
Borrowings under line of credit	—	50,000
Deferred tax liabilities, net	232,173	219,490
Other	5,566	4,471

Total liabilities	532,384	569,169

Commitments and contingencies (see Note 10)	—	—
Stockholders’ equity:
Preferred stock, par value $.01; authorized 1,000,000 shares, no shares issued	—	—
Common stock, par value $.01; authorized 300,000,000 shares with 177,665,575 and 177,385,808 issued and 154,204,706 and 153,942,800 outstanding at March 31, 2008 and December 31, 2007, respectively	1,776	1,773
Additional paid-in capital	712,043	703,581
Retained earnings	1,775,536	1,716,620
Accumulated other comprehensive income	17,201	20,207
Treasury stock, at cost, 23,460,869 and 23,443,008 shares at March 31, 2008 and December 31, 2007, respectively	(546,498)	(546,151)

Total stockholders’ equity	1,960,058	1,896,030

Total liabilities and stockholders’ equity	$2,492,442	$2,465,199

The accompanying notes are an integral part of these unaudited consolidated financial statements.

PATTERSON-UTI ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(unaudited, in thousands, except per share amounts)

	Three Months Ended
	March 31,
	2008	2007
Operating revenues:
Contract drilling	$420,149	$467,498
Pressure pumping	42,864	38,584
Drilling and completion fluids	32,550	30,760
Oil and natural gas	8,991	10,259

	504,554	547,101

Operating costs and expenses:
Contract drilling	244,367	246,154
Pressure pumping	28,505	21,151
Drilling and completion fluids	28,533	25,391
Oil and natural gas	2,067	3,278
Depreciation, depletion and impairment	63,726	55,931
Selling, general and administrative	16,996	14,669
Loss on disposal of assets	186	202
Other operating expenses	300	600

	384,680	367,376

Operating income	119,874	179,725

Other income (expense):
Interest income	343	369
Interest expense	(277)	(763)
Other	384	94

	450	(300)

Income before income taxes	120,324	179,425

Income tax expense:
Current	28,712	53,433
Deferred	14,203	10,191

	42,915	63,624

Net income	$77,409	$115,801

Net income per common share:
Basic	$0.51	$0.75

Diluted	$0.50	$0.73

Weighted average number of common shares outstanding:
Basic	152,600	155,387

Diluted	155,055	157,742

Cash dividends per common share	$0.12	$0.08

The accompanying notes are an integral part of these unaudited consolidated financial statements.

PATTERSON-UTI ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(unaudited, in thousands)

					Accumulated
	Common Stock		Additional		Other
	Number of		Paid-in	Retained	Comprehensive	Treasury
	Shares	Amount	Capital	Earnings	Income	Stock	Total
Balance, December 31, 2007	177,386	$1,773	$703,581	$1,716,620	$20,207	$(546,151)	$1,896,030
Issuance of restricted stock	12	—	—	—	—	—	—
Forfeitures of restricted shares	(11)	—	—	—	—	—	—
Exercise of stock options	278	3	2,803	—	—	—	2,806
Stock-based compensation	—	—	5,118	—	—	—	5,118
Tax benefit related to stock-based compensation	—	—	541	—	—	—	541
Foreign currency translation adjustment, net of tax of $1,743	—	—	—	—	(3,006)	—	(3,006)
Payment of cash dividends	—	—	—	(18,493)	—	—	(18,493)
Purchase of treasury stock	—	—	—	—	—	(347)	(347)
Net income	—	—	—	77,409	—	—	77,409

Balance, March 31, 2008	177,665	$1,776	$712,043	$1,775,536	$17,201	$(546,498)	$1,960,058

The accompanying notes are an integral part of these unaudited consolidated financial statements.

PATTERSON-UTI ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN CASH FLOWS
(unaudited, in thousands)

	Three Months Ended
	March 31,
	2008	2007
Cash flows from operating activities:
Net income	$77,409	$115,801
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and impairment	63,726	55,931
Provision for bad debts	300	600
Dry holes and abandonments	(85)	699
Deferred income tax expense	14,203	10,191
Stock-based compensation expense	5,118	3,589
Loss on disposal of assets	186	202
Changes in operating assets and liabilities:
Accounts receivable	(167)	68,494
Income taxes receivable/payable	26,230	46,950
Inventory and other current assets	2,777	7,085
Accounts payable	14,569	26,459
Accrued expenses	(13,771)	(21,568)
Other liabilities	(8,638)	(5,404)

Net cash provided by operating activities	181,857	309,029

Cash flows from investing activities:
Purchases of property and equipment	(84,606)	(175,831)
Proceeds from disposal of assets	1,281	2,183

Net cash used in investing activities	(83,325)	(173,648)

Cash flows from financing activities:
Purchases of treasury stock	(347)	—
Dividends paid	(18,493)	(12,527)
Tax benefit related to stock-based compensation	541	200
Proceeds from borrowings under line of credit	—	16,000
Repayment of borrowings under line of credit	(50,000)	(136,000)
Proceeds from exercise of stock options	2,806	487

Net cash used in financing activities	(65,493)	(131,840)

Effect of foreign exchange rate changes on cash	(146)	4

Net increase in cash and cash equivalents	32,893	3,545
Cash and cash equivalents at beginning of period	17,434	13,385

Cash and cash equivalents at end of period	$50,327	$16,930

Supplemental disclosure of cash flow information:
Net cash paid during the period for:
Interest expense	$287	$659
Income taxes	$864	$3,052
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
     The interim consolidated financial statements have been prepared by management of the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations, although the Company believes the disclosures included either on the face of the financial statements or herein are sufficient to make the information presented not misleading. In the opinion of management, all adjustments which are of a normal recurring nature considered necessary for a fair presentation of the information in conformity with accounting principles generally accepted in the United States have been included. The Unaudited Consolidated Balance Sheet as of December 31, 2007, as presented herein, was derived from the audited balance sheet of the Company, but does not include all disclosures required by accounting principles generally accepted in the United States of America. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007.
     The U.S. dollar is the functional currency for all of the Company’s operations except for its Canadian operations, which use the Canadian dollar as their functional currency. The effects of exchange rate changes are reflected in accumulated other comprehensive income, which is a separate component of stockholders’ equity.
     The Company provides a dual presentation of its net income per common share in its Unaudited Consolidated Statements of Income: Basic net income per common share (“Basic EPS”) and diluted net income per common share (“Diluted EPS”). Basic EPS excludes dilution and is computed by dividing net income by the weighted average number of common shares outstanding during the period excluding nonvested restricted stock. Diluted EPS is based on the weighted-average number of common shares outstanding plus the impact of dilutive instruments, including stock options and restricted stock using the treasury stock method. The following table presents information necessary to calculate net income per share for the three months ended March 31, 2008 and 2007 as well as potentially dilutive securities excluded from the weighted average number of diluted common shares outstanding, as their inclusion would have been anti-dilutive during the three months ended March 31, 2008 and 2007 (in thousands, except per share amounts):

	Three Months Ended
	March 31,
	2008	2007
Net income	$77,409	$115,801
Weighted average number of common shares outstanding excluding nonvested restricted stock	152,600	155,387

Basic net income per common share	$0.51	$0.75

Weighted average number of common shares outstanding excluding nonvested restricted stock	152,600	155,387
Dilutive effect of stock options and restricted shares	2,455	2,355

Weighted average number of diluted common shares outstanding	155,055	157,742

Diluted net income per common share	$0.50	$0.73

Potentially dilutive securities excluded as anti-dilutive	1,840	1,460

     Reclassifications — Certain reclassifications have been made to the 2007 consolidated financial statements in order for them to conform with the 2008 presentation.
     The results of operations for the three months ended March 31, 2008 are not necessarily indicative of the results to be expected for the full year.
2. Stock-based Compensation
     The Company recognizes the cost of share-based awards under the fair-value-based method. The Company uses share-based awards to compensate employees and non-employee directors. All awards have been equity instruments in the form of stock options or restricted stock awards and have included both service and, in certain cases, performance conditions. The Company issues shares of common stock when vested stock option awards are exercised and when restricted stock awards are granted.
     Stock Options. The Company estimates the grant date fair values of stock options using the Black-Scholes-Merton valuation model (“Black-Scholes”). Volatility assumptions are based on the historic volatility of the Company’s common stock over the most recent period equal to the expected term of the options as of the date the options are granted. The expected term assumptions are based on the Company’s experience with respect to employee stock option activity. Dividend yield assumptions are based on the expected dividends at the time the options are granted. The risk-free interest rate assumptions are determined by reference to United States Treasury yields. Weighted-average assumptions used to estimate the grant date fair values for stock options granted in the three-month periods ended March 31, 2008 and 2007 follow:

	Three Months Ended
	March 31,
	2008	2007
Volatility	35.42%	36.64%
Expected term (in years)	4.00	4.00
Dividend yield	2.46%	1.45%
Risk-free interest rate	3.26%	4.65%
     Stock option activity from January 1, 2008 to March 31, 2008 follows:

		Weighted
		Average
	Underlying	Exercise
	Shares	Price
Outstanding at January 1, 2008	7,403,084	$17.52
Granted	40,000	$19.52
Exercised	(278,467)	$10.07
Forfeited	—	$—
Expired	(134)	$14.64
Cancelled	—	$—

Outstanding at March 31, 2008	7,164,483	$17.82

Exercisable at March 31, 2008	5,753,648	$16.07

     Restricted Stock. Under all restricted stock awards to date, shares were issued when granted, nonvested shares are subject to forfeiture for failure to fulfill service conditions and, in certain cases, performance conditions. Nonforfeitable dividends are paid on nonvested restricted shares.
     Restricted stock activity from January 1, 2008 to March 31, 2008 follows:

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Nonvested restricted stock outstanding at January 1, 2008	1,490,150	$26.22
Granted	12,000	$19.52
Vested	(86,632)	$32.86
Forfeited	(10,700)	$25.18

Nonvested restricted stock outstanding at March 31, 2008	1,404,818	$25.76

3. Comprehensive Income
     The following table calculates the Company’s comprehensive income after considering the effects of foreign currency translation adjustments for the three months ended March 31, 2008 and 2007 (in thousands):

	Three Months Ended
	March 31,
	2008	2007
Net income	$77,409	$115,801
Other comprehensive income (loss):
Foreign currency translation adjustment related to Canadian operations, net of tax	(3,006)	648

Comprehensive income, net of tax	$74,403	$116,449

4. Property and Equipment
     Property and equipment consisted of the following at March 31, 2008 and December 31, 2007 (in thousands):

	March 31,	December 31,
	2008	2007
Equipment	$2,797,727	$2,748,007
Oil and natural gas properties	79,224	75,732
Buildings	54,601	50,955
Land	10,088	9,991

	2,941,640	2,884,685
Less accumulated depreciation and depletion	(1,102,048)	(1,043,281)

Property and equipment, net	$1,839,592	$1,841,404

5. Business Segments
     The Company’s revenues, operating profits and identifiable assets are primarily attributable to four business segments: (i) contract drilling of oil and natural gas wells, (ii) pressure pumping services, (iii) drilling and completion fluid services and (iv) the investment, on a working interest basis, in production of oil and natural gas. Each of these segments represents a distinct type of business based upon the type and nature of services and products offered. These segments have separate management teams which report to the Company’s chief operating decision maker and have distinct and identifiable revenues and expenses. Separate financial data for each of our four business segments is provided below (in thousands):

	Three Months Ended
	March 31,
	2008	2007
Revenues:
Contract drilling (a)	$420,952	$468,339
Pressure pumping	42,864	38,584
Drilling and completion fluids (b)	32,600	30,881
Oil and natural gas	8,991	10,259

Total segment revenues	505,407	548,063
Elimination of intercompany revenues (a)(b)	(853)	(962)

Total revenues	$504,554	$547,101

Income before income taxes:
Contract drilling	$118,386	$171,705
Pressure pumping	4,452	10,241
Drilling and completion fluids	667	2,276
Oil and natural gas	4,297	2,613

	127,802	186,835
Corporate and other	(7,742)	(6,908)
Loss on disposal of assets (c)	(186)	(202)
Interest income	343	369
Interest expense	(277)	(763)
Other	384	94

Income before income taxes	$120,324	$179,425

	March 31,	December 31,
	2008	2007
Identifiable assets:
Contract drilling	$2,150,120	$2,132,910
Pressure pumping	162,818	154,120
Drilling and completion fluids	93,229	91,989
Oil and natural gas	33,640	37,885
Corporate and other (d)	52,635	48,295

Total assets	$2,492,442	$2,465,199

(a)	Includes contract drilling intercompany revenues of approximately $803,000 and $841,000 for the three months ended March 31, 2008 and 2007, respectively.

(b)	Includes drilling and completion fluids intercompany revenues of approximately $50,000 and $121,000 for the three months ended March 31, 2008 and 2007, respectively.

(c)	Gains or losses associated with the disposal of assets relate to decisions of the executive management group regarding corporate strategy. Accordingly, the related gains or losses have been separately presented and excluded from the results of specific segments.

(d)	Corporate and other assets primarily include cash on hand managed by the corporate group and certain deferred Federal income tax assets.
6. Goodwill
     Goodwill is evaluated at least annually to determine if the fair value of recorded goodwill has decreased below its carrying value. At December 31, 2007 the Company performed its annual goodwill evaluation and determined no adjustment to impair goodwill was necessary. Goodwill as of March 31, 2008 includes $86.2 million in the Contract Drilling segment and $10.0 million in the Drilling and Completion Fluids segment.
7. Accrued Expenses
     Accrued expenses consisted of the following at March 31, 2008 and December 31, 2007 (in thousands):

	March 31,	December 31,
	2008	2007
Salaries, wages, payroll taxes and benefits	$25,029	$33,816
Workers’ compensation liability	70,523	70,989
Sales, use and other taxes	7,435	12,119
Insurance, other than workers’ compensation	16,456	16,308
Other	3,557	3,602

	$123,000	$136,834

8. Asset Retirement Obligation
     Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations,” requires that the Company record a liability for the estimated costs to be incurred in connection with the abandonment of oil and natural gas properties in the future. The following table describes the changes to the Company’s asset retirement obligations during the three months ended March 31, 2008 and 2007 (in thousands):

	2008	2007
Balance at beginning of year	$1,593	$1,829
Liabilities incurred	125	78
Liabilities settled	(66)	(142)
Accretion expense	15	15
Revision in estimated costs of plugging oil and natural gas wells	1,025	289

Asset retirement obligation at end of period	$2,692	$2,069

9. Borrowings Under Line of Credit
     The Company has an unsecured revolving line of credit (“LOC”) with a maximum borrowing capacity of $375 million. Interest is paid on outstanding LOC balances at a floating rate ranging from LIBOR plus 0.625% to 1.0% or the prime rate at the Company’s election. Any outstanding borrowings must be repaid at maturity on December 16, 2009. This arrangement includes various fees, including a commitment fee on the average daily unused amount (0.15% at March 31, 2008). There are customary restrictions and covenants associated with the LOC. Financial covenants provide for a maximum debt to capitalization ratio and a minimum interest coverage ratio. The Company does not expect that the restrictions and covenants will impact its ability to operate or react to opportunities that might arise. As of March 31, 2008, the Company had no borrowings outstanding under the LOC and $58.6 million in letters of credit outstanding. As a result, the Company had available borrowing capacity of approximately $316 million at March 31, 2008.
10. Commitments, Contingencies and Other Matters
     Commitments — As of March 31, 2008, the Company maintained letters of credit in the aggregate amount of $58.6 million for the benefit of various insurance companies as collateral for retrospective premiums and retained losses which could become payable under the terms of the underlying insurance contracts. These letters of credit expire at various times during the calendar year and are typically renewed annually. As of March 31, 2008, no amounts had been drawn under the letters of credit.
     As of March 31, 2008, the Company had non-cancelable commitments to purchase approximately $80.3 million of equipment.
     The Company is party to various legal proceedings arising in the normal course of its business. The Company does not believe that the outcome of these proceedings, either individually or in the aggregate, will have a material adverse effect on its financial condition, results of operations or cash flows.
11. Stockholders’ Equity
     Cash Dividends — The Company has paid cash dividends during the three months ended March 31, 2008 and 2007 as follows:

2008:	Per Share	Total
		(in thousands)
Paid on March 28, 2008	$0.12	$18,493

Total cash dividends	$0.12	$18,493

2007:	Per Share	Total
		(in thousands)
Paid on March 30, 2007	$0.08	$12,527

Total cash dividends	$0.08	$12,527

     On April 30, 2008, the Company’s Board of Directors approved a cash dividend on its common stock in the amount of $0.16 per share to be paid on June 27, 2008 to holders of record as of June 12, 2008. The amount and timing of all future dividend payments, if any, is subject to the discretion of the Board of Directors and will depend upon business conditions, results of operations, financial condition, terms of the Company’s credit facilities and other factors.
     On August 1, 2007, the Company’s Board of Directors approved a stock buyback program (“Program”), authorizing purchases of up to $250 million of the Company’s common stock in open market or privately negotiated transactions. No purchases were made under the Program during the three months ended March 31, 2008. As of March 31, 2008, the Company has authority remaining under the Program to purchase approximately $180 million of the Company’s outstanding common stock. Shares purchased under the Program are accounted for as treasury stock.
     The Company purchased 17,861 shares of treasury stock from employees during the three months ended March 31, 2008. These shares were purchased at fair market value upon the vesting of restricted stock to provide the employees with the funds necessary to satisfy their respective tax withholding obligations. The total purchase price for these shares was approximately $347,000.

12. Income Taxes
     The Company adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (“FIN 48”) on January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. As of March 31, 2008, the Company had no unrecognized tax benefits. In connection with the adoption of FIN 48, the Company established a policy to account for interest and penalties with respect to income taxes as operating expenses. As of March 31, 2008, the tax years ended December 31, 2004 through December 31, 2006 are open for examination by U.S. taxing authorities. As of March 31, 2008, the tax years ended December 31, 2003 through December 31, 2006 are open for examination by Canadian taxing authorities.
13. Recently Issued Accounting Standards
     In September 2006, the FASB issued Statement No. 157, Fair Value Measurements (“FAS 157”). FAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurement. The initial application of FAS 157 is limited to financial assets and liabilities and became effective on January 1, 2008 for the Company. The impact of the initial application was not material. The Company will adopt FAS 157 on a prospective basis for nonfinancial assets and liabilities that are not measured at fair value on a recurring basis on January 1, 2009. The application of FAS 157 to the Company’s nonfinancial assets and liabilities will primarily be limited to assets acquired and liabilities assumed in a business combination, asset retirement obligations and asset impairments, including goodwill and long-lived assets, and this application is not expected to have a material impact to the Company.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     Management Overview — We are a leading provider of contract services to the North American oil and natural gas industry. Our services primarily involve the drilling, on a contract basis, of land-based oil and natural gas wells and, to a lesser extent, we provide pressure pumping services and drilling and completion fluid services. In addition to the aforementioned contract services, we also invest, on a working interest basis, in production of oil and natural gas. For the three months ended March 31, 2008 and 2007, our operating revenues consisted of the following (dollars in thousands):

	Three Months Ended March 31,
	2008		2007
Contract drilling	$420,149	84%	$467,498	85%
Pressure pumping	42,864	8	38,584	7
Drilling and completion fluids	32,550	6	30,760	6
Oil and natural gas	8,991	2	10,259	2

	$504,554	100%	$547,101	100%

     We provide our contract services to oil and natural gas operators in many of the oil and natural gas producing regions of North America. Our contract drilling operations are focused in various regions of Texas, New Mexico, Oklahoma, Arkansas, Louisiana, Mississippi, Alabama, Colorado, Utah, Wyoming, Montana, North Dakota, South Dakota, Pennsylvania and Western Canada, while our pressure pumping services are focused primarily in the Appalachian Basin. Our drilling and completion fluids services are provided to operators offshore in the Gulf of Mexico and on land in Texas, Southeastern New Mexico, Oklahoma and the Gulf Coast region of Louisiana. The oil and natural gas properties in which we hold working interests are primarily located in West and South Texas, Southeastern New Mexico, Utah and Mississippi.
     Typically, the profitability of our business is most readily assessed by two primary indicators in our contract drilling segment: our average number of rigs operating and our average revenue per operating day. During the first quarter of 2008, our average number of rigs operating was 244 per day compared to 241 in the fourth quarter of 2007 and 255 in the first quarter of 2007. Our average revenue per operating day decreased to $18,900 in the first quarter of 2008 from $19,250 in the fourth quarter of 2007 and $20,350 in the first quarter of 2007. Our consolidated net income for the first quarter of 2008 decreased by $38.4 million or 33% as compared to the first quarter of 2007. This decrease was primarily due to our contract drilling segment experiencing a decrease in the average number of rigs operating, a decrease in the average revenue per operating day and an increase in the average costs per operating day in the first quarter of 2008 as compared to the first quarter of 2007.
     Our revenues, profitability and cash flows are highly dependent upon prevailing prices for natural gas and, to a lesser extent, oil. During periods of improved commodity prices, the capital spending budgets of oil and natural gas operators tend to expand, which results in increased demand for our contract services. Conversely, in periods when these commodity prices deteriorate, the demand for our contract services generally weakens and we experience downward pressure on pricing for our services. In addition, our operations are highly impacted by competition, the availability of excess equipment, labor issues and various other factors which are more fully described as “Risk Factors” included as Item 1A in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007.
     We believe that the liquidity shown on our balance sheet as of March 31, 2008, which includes approximately $257 million in working capital (including $50.3 million in cash and cash equivalents) and approximately $316 million available under a $375 million line of credit, provides us with the ability to pursue acquisition opportunities, expand into new regions, make improvements to our assets, pay cash dividends and survive downturns in our industry.
     Commitments and Contingencies — As of March 31, 2008, we maintained letters of credit in the aggregate amount of $58.6 million for the benefit of various insurance companies as collateral for retrospective premiums and retained losses which could become payable under the terms of the underlying insurance contracts. These letters of credit expire at various times during each calendar year and are typically renewed annually. As of March 31, 2008, no amounts had been drawn under the letters of credit.
     As of March 31, 2008, we had non-cancelable commitments to purchase approximately $80.3 million of equipment.
     Trading and Investing — We have not engaged in trading activities that include high-risk securities, such as derivatives and non-exchange traded contracts. We invest cash primarily in highly liquid, short-term investments such as overnight deposits and money market accounts.
     Description of Business — We conduct our contract drilling operations in Texas, New Mexico, Oklahoma, Arkansas, Louisiana, Mississippi, Alabama, Colorado, Utah, Wyoming, Montana, North Dakota, South Dakota, Pennsylvania and Western Canada. As of

March 31, 2008, we had approximately 350 currently marketable land-based drilling rigs. We provide pressure pumping services to oil and natural gas operators primarily in the Appalachian Basin. These services consist primarily of well stimulation and cementing for completion of new wells and remedial work on existing wells. We provide drilling fluids, completion fluids and related services to oil and natural gas operators offshore in the Gulf of Mexico and on land in Texas, Southeastern New Mexico, Oklahoma and the Gulf Coast region of Louisiana. Drilling and completion fluids are used by oil and natural gas operators during the drilling process to control pressure when drilling oil and natural gas wells. We also invest, on a working interest basis, in production of oil and natural gas.
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
     As a result of an increase in drilling activity and increased prices for drilling services in 2005 and 2006, construction of new drilling rigs increased significantly in that time period. The addition of new drilling rigs to the market resulted in excess capacity compared to demand, and construction of new drilling rigs moderated in 2007. We cannot predict either the future level of demand for our contract drilling services or future conditions in the oil and natural gas contract drilling business.
Critical Accounting Policies
     In addition to established accounting policies, our consolidated financial statements are impacted by certain estimates and assumptions made by management. No changes in our critical accounting policies have occurred since the filing of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007.
Liquidity and Capital Resources
     As of March 31, 2008, we had working capital of $257 million including cash and cash equivalents of $50.3 million. For the three months ended March 31, 2008, our sources of cash flow included:
•	$182 million from operating activities,

•	$1.3 million in proceeds from the disposal of property and equipment, and

•	$3.3 million from the exercise of stock options and related tax benefits associated with stock-based compensation.
     During the three months ended March 31, 2008, we used $18.5 million to pay dividends on our common stock, $50.0 million to repay borrowings under our line of credit and $84.6 million:
•	to make capital expenditures for the betterment and refurbishment of our drilling rigs,

•	to acquire and procure drilling equipment and facilities to support our drilling operations,

•	to fund capital expenditures for our pressure pumping and drilling and completion fluids divisions, and

•	to fund leasehold acquisition and exploration and development of oil and natural gas properties on a working interest basis.
     As of March 31, 2008, we had no borrowings outstanding under our $375 million revolving line of credit and had $58.6 million in letters of credit outstanding such that we had available borrowing capacity of approximately $316 million at March 31, 2008.

     We paid cash dividends during the three months ended March 31, 2008 as follows:

	Per Share	Total
		(in thousands)
Paid on March 28, 2008	$0.12	$18,493

Total cash dividends	$0.12	$18,493

     On April 30, 2008, our Board of Directors approved a cash dividend on our common stock in the amount of $0.16 per share to be paid on June 27, 2008 to holders of record as of June 12, 2008. The amount and timing of all future dividend payments, if any, is subject to the discretion of the Board of Directors and will depend upon business conditions, results of operations, financial condition, terms of our credit facilities and other factors.
     On August 1, 2007, our Board of Directors approved a stock buyback program (“Program”), authorizing purchases of up to $250 million of our common stock in open market or privately negotiated transactions. No purchases were made under the Program during the three months ended March 31, 2008. As of March 31, 2008, we have authority remaining under the Program to purchase approximately $180 million of our outstanding common stock. Shares purchased under the Program are accounted for as treasury stock.
     We believe that the current level of cash and short-term investments, together with cash generated from operations, should be sufficient to meet our capital needs. From time to time, acquisition opportunities are evaluated. The timing, size or success of any acquisition and the associated capital commitments are unpredictable. Should opportunities for growth requiring capital arise, we believe we would be able to satisfy these needs through a combination of working capital, cash generated from operations, our existing credit facility and additional debt or equity financing. However, there can be no assurance that such capital would be available on reasonable terms, if at all.
Results of Operations
     The following tables summarize operations by business segment for the three months ended March 31, 2008 and 2007:

Contract Drilling	2008	2007	% Change
	(Dollars in thousands)
Revenues	$420,149	$467,498	(10.1)%
Direct operating costs	$244,367	$246,154	(0.7)%
Selling, general and administrative	$1,524	$1,451	5.0%
Depreciation	$55,872	$48,188	15.9%
Operating income	$118,386	$171,705	(31.1)%
Operating days	22,233	22,972	(3.2)%
Average revenue per operating day	$18.90	$20.35	(7.1)%
Average direct operating costs per operating day	$10.99	$10.72	2.5%
Average rigs operating	244	255	(4.3)%
Capital expenditures	$67,211	$153,276	(56.2)%
     The reactivation and construction of new land drilling rigs in the United States has resulted in excess capacity compared to recent demand. As a result, our average rigs operating have declined to 244 in the first quarter of 2008 compared to 255 in the first quarter of 2007.
     Revenues in the first quarter of 2008 decreased as compared to the first quarter of 2007 as a result of decreases in the number of operating days and in the average revenue per operating day. Direct operating costs in the first quarter of 2008 decreased as compared to the first quarter of 2007 as a result of the decreased number of operating days. Operating days, average rigs operating and average revenue per operating day decreased in the first quarter of 2008 as a result of decreased demand for our contract drilling services resulting from the excess capacity discussed above. Significant capital expenditures have been incurred to activate additional drilling rigs, to modify and upgrade our drilling rigs and to acquire additional related equipment such as drill pipe, drill collars, engines, fluid circulating systems, rig hoisting systems and safety enhancement equipment. The increase in depreciation expense was a result of the capital expenditures discussed above.

Pressure Pumping	2008	2007	% Change
	(Dollars in thousands)
Revenues	$42,864	$38,584	11.1%
Direct operating costs	$28,505	$21,151	34.8%
Selling, general and administrative	$5,607	$4,068	37.8%
Depreciation	$4,300	$3,124	37.6%
Operating income	$4,452	$10,241	(56.5)%
Total jobs	2,911	2,839	2.5%
Average revenue per job	$14.72	$13.59	8.3%
Average direct operating costs per job	$9.79	$7.45	31.4%
Capital expenditures	$12,959	$16,425	(21.1)%
     Revenues and direct operating costs increased as a result of the increased number of jobs, as well as an increase in the average revenue and average direct operating costs per job. The increase in jobs was attributable to increased demand for our services and increased operating capacity. However, our pressure pumping operations were negatively impacted by wet locations that resulted from a lack of consistently cold weather in the Appalachian Basin during the first quarter of 2008 causing jobs that had been scheduled during the quarter to be postponed. Increased average revenue per job was due to increased pricing for our services and an increase in the number of larger jobs being driven by demand for services associated with unconventional reservoirs in the Appalachian Basin. Average direct operating costs per job increased as a result of increases in compensation, maintenance and the cost of materials used in our operations, as well as an increase in the number of larger jobs. Additionally, the postponement of scheduled jobs during the quarter as discussed above contributed to the increase in average direct operating costs per job. Selling, general and administrative expense increased primarily as a result of expenses to support the expanding operations of the pressure pumping segment. Significant capital expenditures have been incurred to add capacity, expand our areas of operation and modify and upgrade existing equipment. The increase in depreciation expense is a result of the capital expenditures discussed above.

Drilling and Completion Fluids	2008	2007	% Change
	(Dollars in thousands)
Revenues	$32,550	$30,760	5.8%
Direct operating costs	$28,533	$25,391	12.4%
Selling, general and administrative	$2,626	$2,397	9.6%
Depreciation	$724	$696	4.0%
Operating income	$667	$2,276	(70.7)%
Capital expenditures	$8	$1,098	(99.3)%
     Revenues and direct operating costs increased as a result of an increase in completion fluids work. Direct costs also increased due to the fact that costs for materials used in drilling and completion fluids increased.

Oil and Natural Gas Production and Exploration	2008	2007	% Change
	(Dollars in thousands,
	except sales prices)
Revenues	$8,991	$10,259	(12.4)%
Direct operating costs	$2,067	$3,278	(36.9)%
Selling, general and administrative	$—	$648	(100.0)%
Depreciation, depletion and impairment	$2,627	$3,720	(29.4)%
Operating income	$4,297	$2,613	64.4%
Capital expenditures	$4,428	$5,032	(12.0)%
Average net daily oil production (Bbls)	701	1,064	(34.1)%
Average net daily natural gas production (Mcf)	3,426	5,438	(37.0)%
Average oil sales price (per Bbl)	$96.75	$56.23	72.1%
Average natural gas sales price (per Mcf)	$9.03	$7.15	26.3%
     Revenues decreased due to a decrease in the average net daily production of oil and natural gas, partially offset by increases in the average sales price of oil and natural gas. Revenues also declined due to the sale in the fourth quarter of 2007 of the operating responsibilities associated with oil and natural gas wells and the loss of the related well operations revenue. Average net daily oil and natural gas production decreased primarily due to the sale of certain properties in the second quarter of 2007 and production declines in certain wells. The decrease in direct operating costs is primarily due to a decrease of approximately $797,000 in costs associated with the abandonment of exploratory wells. Selling, general and administrative expenses decreased in the first quarter of 2008 due to the sale of operating responsibilities mentioned above and the resulting elimination of headcount in our oil and natural gas production and exploration segment. Depreciation, depletion and impairment expense in the first quarter of 2008 includes approximately $221,000 incurred to impair certain oil and natural gas properties compared to approximately $530,000 incurred to impair certain oil and natural gas properties in the first quarter of 2007. Depletion expense decreased approximately $670,000 primarily due to the sale of certain properties in the second quarter of 2007.

Corporate and Other	2008	2007	% Change
	(Dollars in thousands)
Selling, general and administrative	$7,239	$6,105	18.6%
Depreciation	$203	$203	0.0%
Other operating expenses	$300	$600	(50.0)%
Loss on disposal of assets	$186	$202	(7.9)%
Interest income	$343	$369	(7.0)%
Interest expense	$277	$763	(63.7)%
Other income	$384	$94	308.5%
     Selling, general and administrative expense increased primarily as a result of an increase in stock-based compensation expense.
Recently Issued Accounting Standards
     In September 2006, the FASB issued Statement No. 157, Fair Value Measurements (“FAS 157”). FAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurement. The initial application of FAS 157 is limited to financial assets and liabilities and became effective on January 1, 2008 for us. The impact of the initial application was not material. We will adopt FAS 157 on a prospective basis for nonfinancial assets and liabilities that are not measured at fair value on a recurring basis on January 1, 2009. The application of FAS 157 to our nonfinancial assets and liabilities will primarily be limited to assets acquired and liabilities assumed in a business combination, asset retirement obligations and asset impairments, including goodwill and long-lived assets, and this application is not expected to have a material impact to us.
Volatility of Oil and Natural Gas Prices and its Impact on Operations
     Our revenue, profitability, and rate of growth are substantially dependent upon prevailing prices for natural gas and, to a lesser extent, oil. For many years, oil and natural gas prices and markets have been volatile. Prices are affected by market supply and demand factors as well as international military, political and economic conditions, and the ability of OPEC to set and maintain production and price targets. All of these factors are beyond our control. During 2006, the average market price of natural gas retreated from record highs that were set in 2005. The price dropped from an average of $8.98 per Mcf in 2005 to an average of $6.94 per Mcf in 2006 and an average of $7.18 per Mcf in 2007. This resulted in our customers moderating their increase in drilling activities during 2007. This moderation combined with the reactivation and construction of new land drilling rigs in the United States has resulted in excess capacity compared to recent demand. Additionally, drilling activity in Canada has slowed significantly. As a result of these factors, our average rigs operating declined to 244 for the three months ended March 31, 2008 compared to 255 for the comparable period in 2007. We expect oil and natural gas prices to continue to be volatile and to affect our financial condition, operations and ability to access sources of capital. A significant decrease in market prices for natural gas could result in a material decrease in demand for drilling rigs and adversely affect our operating results.
     The North American land drilling industry has experienced many downturns in demand over the last decade. During these periods, there have been substantially more drilling rigs available than necessary to meet demand. As a result, drilling contractors have had difficulty sustaining profit margins during the downturn periods.

Impact of Inflation
     Inflation has not had a significant impact on our operations during the three months ended March 31, 2008. We believe that inflation will not have a significant near-term impact on our financial position.
ITEM 3. Quantitative and Qualitative Disclosures About Market Risk
     We currently have exposure to interest rate market risk associated with borrowings under our credit facility. The revolving credit facility calls for periodic interest payments at a floating rate ranging from LIBOR plus 0.625% to 1.0% or at the prime rate at our election. The applicable rate above LIBOR is based upon our debt to capitalization ratio. Our exposure to interest rate risk due to changes in the prime rate or LIBOR is not material due to the fact that we had no outstanding borrowings as of March 31, 2008.
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
ITEM 4. Controls and Procedures
     Disclosure Controls and Procedures — We maintain disclosure controls and procedures (as such terms are defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), designed to ensure that the information required to be disclosed in the reports that we file with the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosure.
     Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of March 31, 2008.
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
FORWARD LOOKING STATEMENTS AND CAUTIONARY STATEMENTS FOR PURPOSES OF
THE “SAFE HARBOR” PROVISIONS OF THE PRIVATE SECURITIES
LITIGATION REFORM ACT OF 1995
     “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 2 of Part I of this Quarterly Report on Form 10-Q contains forward-looking statements which are made pursuant to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. These statements include, without limitation, statements relating to: liquidity; financing of operations; continued volatility of oil and natural gas prices; source and sufficiency of funds required for immediate capital needs and additional rig acquisitions (if further opportunities arise); and other matters. The words “believes,” “plans,” “intends,” “expected,” “estimates” or “budgeted” and similar expressions identify forward-looking statements. The forward-looking statements are based on certain assumptions and analyses we make in light of our experience and our perception of historical trends, current conditions, expected future developments and other factors we believe are appropriate in the circumstances. We do not undertake to update, revise or correct any of the forward-looking information. Factors that could cause actual results to differ materially from our expectations expressed in the forward-looking statements include, but are not limited to, the following:
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
     For a more complete explanation of these factors and others, see “Risk Factors” included as Item 1A in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007.
     You are cautioned not to place undue reliance on any of our forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q or, in the case of documents incorporated by reference, the date of those documents.
PART II — OTHER INFORMATION
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
     The table below sets forth the information with respect to purchases of our common stock made by us during the quarter ended March 31, 2008.

				Approximate Dollar
			Total Number of	Value of Shares
			Shares (or Units)	That May yet be
			Purchased as Part	Purchased Under the
	Total	Average Price	of Publicly	Plans or
	Number of Shares	Paid per	Announced Plans	Programs (in
Period Covered	Purchased	Share	or Programs	thousands)(1)
January 1-31, 2008 (2)	17,861	$19.40	—	$179,646
February 1-29, 2008	—	$—	—	$179,646
March 1-31, 2008	—	$—	—	$179,646

Total	17,861	$19.40	—	$179,646

(1)	On August 1, 2007, our Board of Directors approved a stock buyback program authorizing purchases of up to $250 million of our common stock in open market or privately negotiated transactions. As of January 1, 2008, we had the authority to repurchase up to approximately $180 million of our common stock remaining under this program. No purchases were made under this program during the three months ended March 31, 2008.

(2)	On January 12, 2008, we purchased 17,861 shares from employees to provide the respective employees with the funds necessary to satisfy their tax withholding obligations with respect to the vesting of restricted shares on that date. The price paid was $19.40 per share, which was the closing price of our common stock on the last business day prior to the date the shares vested.

ITEM 6. Exhibits
     The following exhibits are filed herewith or incorporated by reference, as indicated:

3.1	Restated Certificate of Incorporation, as amended (filed August 9, 2004 as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004 and incorporated herein by reference).

3.2	Amendment to Restated Certificate of Incorporation, as amended (filed August 9, 2004 as Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004 and incorporated herein by reference).

3.3	Second Amended and Restated Bylaws (filed August 6, 2007 as Exhibit 3.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2007 and incorporated herein by reference).

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	filed herewith

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
DATED: May 5, 2008