Form 10-Q
period 2008-09-30
PATTERSON UTI ENERGY INC
filed 2008-11-03
CIK 889900

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
     154,617,905 shares of common stock, $0.01 par value, as of October 30, 2008

PATTERSON-UTI ENERGY, INC. AND SUBSIDIARIES

Page
PART I — FINANCIAL INFORMATION
ITEM 1. Financial Statements
Unaudited consolidated balance sheets	1
Unaudited consolidated statements of income	2
Unaudited consolidated statements of changes in stockholders’ equity	3
Unaudited consolidated statements of cash flows	5
Notes to unaudited consolidated financial statements	6
ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	13
ITEM 3. Quantitative and Qualitative Disclosures About Market Risk	20
ITEM 4. Controls and Procedures	20
Forward Looking Statements and Cautionary Statements for Purposes of the “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995	20

PART II — OTHER INFORMATION
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds	22
ITEM 6. Exhibits	22
Signature	23
EX-31.1
EX-31.2
EX-32.1

PART I — FINANCIAL INFORMATION
ITEM 1.  Financial Statements
     The following unaudited consolidated financial statements include all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented.
PATTERSON-UTI ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands, except share data)

	September 30,	December 31,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$25,019	$17,434
Accounts receivable, net of allowance for doubtful accounts of $11,286 at September 30, 2008 and $10,014 at December 31, 2007	445,541	373,279
Federal and state income taxes receivable	985	—
Inventory	40,313	44,416
Deferred tax assets, net	34,355	35,370
Deposits on equipment purchases	26,374	1,650
Other	59,509	50,636

Total current assets	632,096	522,785
Property and equipment, net	1,926,063	1,841,404
Goodwill	96,198	96,198
Other	4,192	4,812

Total assets	$2,658,549	$2,465,199

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$158,659	$156,916
Federal and state income taxes payable	—	1,458
Accrued expenses	140,714	136,834

Total current liabilities	299,373	295,208
Borrowings under line of credit	—	50,000
Deferred tax liabilities, net	259,803	219,490
Other	5,808	4,471

Total liabilities	564,984	569,169

Commitments and contingencies (see Note 9)	—	—
Stockholders’ equity:
Preferred stock, par value $.01; authorized 1,000,000 shares, no shares issued	—	—
Common stock, par value $.01; authorized 300,000,000 shares with 180,226,062 and 177,385,808 issued and 154,628,772 and 153,942,800 outstanding at September 30, 2008 and December 31, 2007, respectively	1,802	1,773
Additional paid-in capital	760,459	703,581
Retained earnings	1,915,890	1,716,620
Accumulated other comprehensive income	16,424	20,207
Treasury stock, at cost, 25,597,290 and 23,443,008 shares at September 30, 2008 and December 31, 2007, respectively	(601,010)	(546,151)

Total stockholders’ equity	2,093,565	1,896,030

Total liabilities and stockholders’ equity	$2,658,549	$2,465,199

The accompanying notes are an integral part of these unaudited consolidated financial statements.

PATTERSON-UTI ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(unaudited, in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Operating revenues:
Contract drilling	$498,510	$428,316	$1,335,494	$1,315,005
Pressure pumping	60,618	58,498	160,576	148,674
Drilling and completion fluids	35,734	27,348	107,029	97,775
Oil and natural gas	13,670	9,840	36,270	32,207

	608,532	524,002	1,639,369	1,593,661

Operating costs and expenses:
Contract drilling	282,698	242,352	778,446	716,803
Pressure pumping	36,576	28,682	97,587	75,610
Drilling and completion fluids	33,426	24,153	93,408	82,172
Oil and natural gas	4,338	2,474	9,934	8,213
Depreciation, depletion and impairment	67,998	66,523	197,397	182,401
Selling, general and administrative	17,469	16,593	52,212	47,584
Embezzlement recoveries	—	(1,145)	—	(43,080)
Gain on disposal of assets	(505)	(330)	(3,040)	(16,603)
Other operating expenses	1,250	600	1,850	1,600

	443,250	379,902	1,227,794	1,054,700

Operating income	165,282	144,100	411,575	538,961

Other income (expense):
Interest income	601	1,091	1,437	1,917
Interest expense	(125)	(357)	(465)	(1,951)
Other	44	42	781	245

	520	776	1,753	211

Income before income taxes	165,802	144,876	413,328	539,172

Income tax expense:
Current	44,287	40,190	102,228	149,973
Deferred	12,769	6,505	43,523	35,666

	57,056	46,695	145,751	185,639

Net income	$108,746	$98,181	$267,577	$353,533

Net income per common share:
Basic	$0.70	$0.63	$1.74	$2.28

Diluted	$0.70	$0.62	$1.72	$2.24

Weighted average number of common shares outstanding:
Basic	154,266	154,934	153,617	155,281

Diluted	155,919	157,339	155,655	157,491

Cash dividends per common share	$0.16	$0.12	$0.44	$0.32

The accompanying notes are an integral part of these unaudited consolidated financial statements.

PATTERSON-UTI ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(unaudited, in thousands)

					Accumulated
	Common Stock		Additional		Other
	Number of		Paid-in	Retained	Comprehensive	Treasury
	Shares	Amount	Capital	Earnings	Income	Stock	Total
Balance, December 31, 2007	177,386	$1,773	$703,581	$1,716,620	$20,207	$(546,151)	$1,896,030

Comprehensive income (loss):
Net income	—	—	—	267,577	—	—	267,577
Foreign currency translation adjustment, net of tax of $2,194	—	—	—	—	(3,783)	—	(3,783)

Total comprehensive income	—	—	—	267,577	(3,783)	—	263,794

Issuance of restricted stock	577	6	(6)	—	—	—	—
Forfeitures of restricted shares	(39)	—	—	—	—	—	—
Exercise of stock options	2,302	23	25,516	—	—	—	25,539
Stock-based compensation	—	—	15,144	—	—	—	15,144
Tax benefit related to stock-based compensation	—	—	16,224	—	—	—	16,224
Payment of cash dividends	—	—	—	(68,307)	—	—	(68,307)
Purchase of treasury stock	—	—	—	—	—	(54,859)	(54,859)

Balance, September 30, 2008	180,226	$1,802	$760,459	$1,915,890	$16,424	$(601,010)	$2,093,565

The accompanying notes are an integral part of these unaudited consolidated financial statements.

PATTERSON-UTI ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(unaudited, in thousands)

					Accumulated
	Common Stock		Additional		Other
	Number of		Paid-in	Retained	Comprehensive	Treasury
	Shares	Amount	Capital	Earnings	Income	Stock	Total
Balance, December 31, 2006	176,656	$1,766	$681,069	$1,346,542	$8,390	$(475,301)	$1,562,466

Comprehensive income:
Net income	—	—	—	353,533	—	—	353,533
Foreign currency translation adjustment, net of tax of $6,287	—	—	—	—	11,010	—	11,010

Total comprehensive income	—	—	—	353,533	11,010	—	364,543

Issuance of restricted stock	601	6	(6)	—	—	—	—
Forfeitures of restricted shares	(68)	(1)	1	—	—	—	—
Exercise of stock options	159	2	1,298	—	—	—	1,300
Stock-based compensation	—	—	13,979	—	—	—	13,979
Tax benefit related to stock-based compensation	—	—	1,074	—	—	—	1,074
Payment of cash dividends	—	—	—	(50,077)	—	—	(50,077)
Purchase of treasury stock	—	—	—	—	—	(50,692)	(50,692)

Balance, September 30, 2007	177,348	$1,773	$697,415	$1,649,998	$19,400	$(525,993)	$1,842,593

The accompanying notes are an integral part of these unaudited consolidated financial statements.

PATTERSON-UTI ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Nine Months Ended
	September 30,
	2008	2007
Cash flows from operating activities:
Net income	$267,577	$353,533
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and impairment	197,397	182,401
Provision for bad debts	1,850	1,600
Dry holes and abandonments	894	831
Deferred income tax expense	43,523	35,666
Stock-based compensation expense	15,144	13,979
Gain on disposal of assets	(3,040)	(16,603)
Changes in operating assets and liabilities:
Accounts receivable	(75,526)	87,060
Income taxes receivable/payable	(2,257)	6,734
Inventory and other current assets	4,709	12,559
Accounts payable	4,048	(22,470)
Accrued expenses	3,985	(11,096)
Other liabilities	1,337	—

Net cash provided by operating activities	459,641	644,194

Cash flows from investing activities:
Purchases of property and equipment	(329,262)	(461,444)
Proceeds from disposal of assets	8,697	32,190

Net cash used in investing activities	(320,565)	(429,254)

Cash flows from financing activities:
Purchases of treasury stock	(54,859)	(50,692)
Dividends paid	(68,307)	(50,077)
Tax benefit related to stock-based compensation	16,224	1,074
Proceeds from borrowings under line of credit	—	92,500
Repayment of borrowings under line of credit	(50,000)	(202,500)
Proceeds from exercise of stock options	25,539	1,300

Net cash used in financing activities	(131,403)	(208,395)

Effect of foreign exchange rate changes on cash	(88)	586

Net increase in cash and cash equivalents	7,585	7,131
Cash and cash equivalents at beginning of period	17,434	13,385

Cash and cash equivalents at end of period	$25,019	$20,516

Supplemental disclosure of cash flow information:
Net cash paid during the period for:
Interest expense	$462	$1,761
Income taxes	$89,815	$133,806
The accompanying notes are an integral part of these unaudited consolidated financial statements.

PATTERSON-UTI ENERGY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
1.  Basis of Consolidation and Presentation
     The unaudited interim consolidated financial statements include the accounts of Patterson-UTI Energy, Inc. (the “Company”) and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. The Company has no controlling financial interests in any entity that is not a wholly-owned subsidiary and which would require consolidation.
     The unaudited interim consolidated financial statements have been prepared by management of the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations, although the Company believes the disclosures included either on the face of the financial statements or herein are sufficient to make the information presented not misleading. In the opinion of management, all adjustments which are of a normal recurring nature considered necessary for a fair statement of the information in conformity with accounting principles generally accepted in the United States have been included. The Unaudited Consolidated Balance Sheet as of December 31, 2007, as presented herein, was derived from the audited balance sheet of the Company, but does not include all disclosures required by accounting principles generally accepted in the United States of America. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007.
     The U.S. dollar is the functional currency for all of the Company’s operations except for its Canadian operations, which use the Canadian dollar as their functional currency. The effects of exchange rate changes are reflected in accumulated other comprehensive income, which is a separate component of stockholders’ equity.
     The Company provides a dual presentation of its net income per common share in its Unaudited Consolidated Statements of Income: Basic net income per common share (“Basic EPS”) and diluted net income per common share (“Diluted EPS”). Basic EPS excludes dilution and is computed by dividing net income by the weighted average number of common shares outstanding during the period excluding nonvested restricted stock. Diluted EPS is based on the weighted-average number of common shares outstanding plus the impact of dilutive instruments, including stock options, restricted stock and stock unit awards using the treasury stock method. The following table presents information necessary to calculate net income per share for the three and nine months ended September 30, 2008 and 2007 as well as potentially dilutive securities excluded from the weighted average number of diluted common shares outstanding, as their inclusion would have been anti-dilutive during the three and nine months ended September 30, 2008 and 2007 (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Net income	$108,746	$98,181	$267,577	$353,533
Weighted average number of common shares outstanding excluding nonvested restricted stock	154,266	154,934	153,617	155,281

Basic net income per common share	$0.70	$0.63	$1.74	$2.28

Weighted average number of common shares outstanding excluding nonvested restricted stock	154,266	154,934	153,617	155,281
Dilutive effect of stock options, restricted shares and stock unit awards	1,653	2,405	2,038	2,210

Weighted average number of diluted common shares outstanding	155,919	157,339	155,655	157,491

Diluted net income per common share	$0.70	$0.62	$1.72	$2.24

Potentially dilutive securities excluded as anti-dilutive	1,455	2,385	2,380	2,435

     Reclassifications — Certain reclassifications have been made to the 2007 consolidated financial statements in order for them to conform with the 2008 presentation.
     The results of operations for the three and nine months ended September 30, 2008 are not necessarily indicative of the results to be expected for the full year.

2.  Stock-based Compensation
     The Company recognizes the cost of share-based awards under the fair-value method. The Company uses share-based awards to compensate employees and non-employee directors. All awards have been equity instruments in the form of stock options, restricted stock awards or stock unit awards and have included service and, in certain cases, performance conditions. The Company issues shares of common stock when vested stock option awards are exercised, when restricted stock awards are granted and when stock unit awards vest.
     Stock Options.  The Company estimates the grant date fair values of stock options using the Black-Scholes-Merton valuation model (“Black-Scholes”). Volatility assumptions are based on the historic volatility of the Company’s common stock over the most recent period equal to the expected term of the options as of the date the options are granted. The expected term assumptions are based on the Company’s experience with respect to employee stock option activity. Dividend yield assumptions are based on the expected dividends at the time the options are granted. The risk-free interest rate assumptions are determined by reference to United States Treasury yields. No stock options were granted in the three month periods ended September 30, 2008 and 2007. Weighted-average assumptions used to estimate the grant date fair values for stock options granted in the nine month periods ended September 30, 2008 and 2007 follow:

	Nine Months Ended
	September 30,
	2008	2007
Volatility	35.73%	36.38%
Expected term (in years)	4.00	4.00
Dividend yield	1.68%	1.96%
Risk-free interest rate	2.94%	4.56%
     Stock option activity from January 1, 2008 to September 30, 2008 follows:

		Weighted
		Average
	Underlying	Exercise
	Shares	Price
Outstanding at January 1, 2008	7,403,084	$17.52
Granted	694,500	$28.75
Exercised	(2,302,676)	$11.09
Expired	(135)	$14.64

Outstanding at September 30, 2008	5,794,773	$21.42

Exercisable at September 30, 2008	4,331,521	$19.56

     Restricted Stock.  For all restricted stock awards to date, shares of common stock were issued when granted. Nonvested shares are subject to forfeiture for failure to fulfill service conditions and, in certain cases, performance conditions. Nonforfeitable cash dividends are paid on nonvested restricted shares.
     Restricted stock activity from January 1, 2008 to September 30, 2008 follows:

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Nonvested restricted stock outstanding at January 1, 2008	1,490,150	$26.22
Granted	576,950	$30.31
Vested	(550,495)	$24.37
Forfeited	(39,372)	$26.70

Nonvested restricted stock outstanding at September 30, 2008	1,477,233	$28.49

     Stock Units.  For all stock unit awards to date, shares of common stock are not issued until the awards vest. Awards are subject to forfeiture for failure to fulfill service conditions. Nonforfeitable cash dividend equivalents are paid on nonvested stock units.

     Stock unit activity from January 1, 2008 to September 30, 2008 follows:

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Nonvested stock units outstanding at January 1, 2008	—	$—
Granted	17,500	$31.60
Vested	—	$—
Forfeited	—	$—

Nonvested stock units outstanding at September 30, 2008	17,500	$31.60

3.  Property and Equipment
     Property and equipment consisted of the following at September 30, 2008 and December 31, 2007 (in thousands):

	September 30,	December 31,
	2008	2007
Equipment	$2,872,666	$2,748,007
Oil and natural gas properties	88,550	75,732
Buildings	58,867	50,955
Land	9,688	9,991

	3,029,771	2,884,685
Less accumulated depreciation and depletion	(1,103,708)	(1,043,281)

Property and equipment, net	$1,926,063	$1,841,404

4.  Business Segments
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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Revenues:
Contract drilling (a)	$500,030	$429,002	$1,338,856	$1,317,626
Pressure pumping	60,618	58,498	160,576	148,674
Drilling and completion fluids (b)	35,861	27,528	107,207	98,111
Oil and natural gas	13,670	9,840	36,270	32,207

Total segment revenues	610,179	524,868	1,642,909	1,596,618
Elimination of intercompany revenues (a)(b)	(1,647)	(866)	(3,540)	(2,957)

Total revenues	$608,532	$524,002	$1,639,369	$1,593,661

Income (loss) before income taxes:
Contract drilling	$157,243	$128,243	$382,424	$437,660
Pressure pumping	12,860	21,232	31,589	49,072
Drilling and completion fluids	(924)	(19)	3,798	6,163
Oil and natural gas	4,554	887	16,024	8,616

	173,733	150,343	433,835	501,511
Corporate and other	(8,956)	(7,718)	(25,300)	(22,233)
Embezzlement recoveries (c)	—	1,145	—	43,080
Gain on disposal of assets (d)	505	330	3,040	16,603
Interest income	601	1,091	1,437	1,917
Interest expense	(125)	(357)	(465)	(1,951)
Other	44	42	781	245

Income before income taxes	$165,802	$144,876	$413,328	$539,172

	September 30,	December 31,
	2008	2007
Identifiable assets:
Contract drilling	$2,255,061	$2,132,910
Pressure pumping	202,952	154,120
Drilling and completion fluids	104,704	91,989
Oil and natural gas	37,054	37,885
Corporate and other (e)	58,778	48,295

Total assets	$2,658,549	$2,465,199

(a)	Includes contract drilling intercompany revenues of approximately $1.5 million and $686,000 for the three months ended September 30, 2008 and 2007, respectively. Includes contract drilling intercompany revenues of approximately $3.4 million and $2.6 million for the nine months ended September 30, 2008 and 2007, respectively.

(b)	Includes drilling and completion fluids intercompany revenues of approximately $126,000 and $180,000 for the three months ended September 30, 2008 and 2007, respectively. Includes drilling and completion fluids intercompany revenues of approximately $177,000 and $336,000 for the nine months ended September 30, 2008.

(c)	The Company’s former CFO has pleaded guilty to criminal charges and has been sentenced and is serving a term of imprisonment arising out of his embezzlement of funds from the Company. The net embezzlement recovery in 2007 includes the recognition of the recovery of assets seized by a court appointed receiver.

(d)	Gains or losses associated with the disposal of assets relate to decisions of the executive management group regarding corporate strategy. Accordingly, the related gains or losses have been separately presented and excluded from the results of specific segments.

(e)	Corporate and other assets primarily include cash on hand managed by the corporate group and certain tax assets.
5.  Goodwill
     Goodwill is evaluated at least annually to determine if the fair value of recorded goodwill has decreased below its carrying value. At December 31, 2007 the Company performed its annual goodwill evaluation and determined no adjustment to impair goodwill was necessary. Goodwill at both September 30, 2008 and December 31, 2007 includes $86.2 million in the Contract Drilling segment and $10.0 million in the Drilling and Completion Fluids segment.
6.  Accrued Expenses
     Accrued expenses consisted of the following at September 30, 2008 and December 31, 2007 (in thousands):

	September 30,	December 31,
	2008	2007
Salaries, wages, payroll taxes and benefits	$35,183	$33,816
Workers’ compensation liability	68,283	70,989
Sales, use and other taxes	15,771	12,119
Insurance, other than workers’ compensation	16,657	16,308
Other	4,820	3,602

	$140,714	$136,834

7.  Asset Retirement Obligation
     Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations,” requires that the Company record a liability for the estimated costs to be incurred in connection with the abandonment of oil and natural gas properties in the future. The following table describes the changes to the Company’s asset retirement obligations during the nine months ended September 30, 2008 and 2007 (in thousands):

	2008	2007
Balance at beginning of year	$1,593	$1,829
Liabilities incurred	427	207
Liabilities settled	(265)	(796)
Accretion expense	44	46
Revision in estimated costs of plugging oil and natural gas wells	1,303	289

Asset retirement obligation at end of period	$3,102	$1,575

8.  Borrowings Under Line of Credit
     The Company has an unsecured revolving line of credit (“LOC”) with a maximum borrowing capacity of $375 million. Interest is paid on outstanding LOC balances at a floating rate ranging from LIBOR plus 0.625% to 1.0% or the prime rate at the Company’s election. Any outstanding borrowings must be repaid at maturity on December 16, 2009. This arrangement includes various fees, including a commitment fee on the average daily unused amount (0.15% at September 30, 2008). There are customary restrictions and covenants associated with the LOC. Financial covenants provide for a maximum debt to capitalization ratio and a minimum interest coverage ratio. The Company does not expect that the restrictions and covenants will impact its ability to operate or react to opportunities that might arise. As of September 30, 2008, the Company had no borrowings outstanding under the LOC. However, the Company had $58.5 million in letters of credit outstanding and as a result, the Company had available borrowing capacity of approximately $316 million at September 30, 2008.
9.  Commitments, Contingencies and Other Matters
     Commitments — As of September 30, 2008, the Company maintained letters of credit in the aggregate amount of $58.5 million for the benefit of various insurance companies as collateral for retrospective premiums and retained losses which could become payable under the terms of the underlying insurance contracts. These letters of credit expire at various times during the calendar year and are typically renewed annually. As of September 30, 2008, no amounts had been drawn under the letters of credit.
     As of September 30, 2008, the Company had commitments to purchase approximately $308 million of major equipment.
     The Company is party to various legal proceedings arising in the normal course of its business. The Company does not believe that the outcome of these proceedings, either individually or in the aggregate, will have a material adverse effect on its financial condition, results of operations or cash flows.
10.  Stockholders’ Equity
     Cash Dividends — The Company paid cash dividends as follows:

		Total
2007:	Per Share	(in thousands)
Paid on March 30, 2007	$0.08	$12,527
Paid on June 29, 2007	0.12	18,860
Paid on September 28, 2007	0.12	18,690

Total cash dividends	$0.32	$50,077

		Total
2008:	Per Share	(in thousands)
Paid on March 28, 2008	$0.12	$18,493
Paid on June 27, 2008	0.16	25,011
Paid on September 29, 2008	0.16	24,803

Total cash dividends	$0.44	$68,307

     On October 29, 2008, the Company’s Board of Directors approved a cash dividend on its common stock in the amount of $0.16 per share to be paid on December 30, 2008 to holders of record as of December 12, 2008. The amount and timing of all future dividend payments, if any, is subject to the discretion of the Company’s Board of Directors and will depend upon business conditions, results of operations, financial condition, terms of the Company’s credit facilities and other factors.
     On August 1, 2007, the Company’s Board of Directors approved a stock buyback program (“Program”), authorizing purchases of up to $250 million of the Company’s common stock in open market or privately negotiated transactions. During the nine months ended September 30, 2008, the Company purchased 2,002,047 shares of common stock under the Program at a cost of $50.4 million. As of September 30, 2008, the Company had authority remaining under the Program to purchase approximately $129 million of the Company’s outstanding common stock. Shares purchased under the Program are accounted for as treasury stock.
     The Company purchased 152,235 shares of treasury stock from employees during the nine months ended September 30, 2008 to provide employees with the funds necessary to satisfy payroll tax withholding obligations upon the vesting of shares of restricted stock. The purchases were made at fair market value and the total purchase price for these shares was approximately $4.5 million. These purchases were made pursuant to the terms of the Patterson-UTI Energy, Inc. 2005 Long-Term Incentive Plan and not pursuant to the Program.
11.  Income Taxes
     The Company adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 (“FIN 48”), on January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. As of September 30, 2008, the Company had no unrecognized tax benefits. In connection with the adoption of FIN 48, the Company established a policy to account for interest and penalties with respect to income taxes as operating expenses. As of September 30, 2008, the tax years ended December 31, 2005 through December 31, 2007 are open for examination by U.S. taxing authorities. As of September 30, 2008, the tax years ended December 31, 2004 through December 31, 2007 are open for examination by Canadian taxing authorities.
12.  Recently Issued Accounting Standards
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
     In June 2008, the FASB issued FASB Staff Position No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP EITF 03-6-1”). FSP EITF 03-6-1 clarifies that share-based payment awards that entitle their holders to receive nonforfeitable dividends before vesting should be considered participating securities and, as such, should be included in the calculation of basic earnings-per-share using the two-class method. Certain of the Company’s share-based payment awards entitle the holders to receive nonforfeitable dividends and the application of the provisions of FSP EITF 03-6-1 may have the effect of reducing basic and diluted earnings-per-share by an immaterial amount. FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, as well as interim periods within those years. Once effective, all prior-period earnings-per-share data presented must be adjusted retrospectively to conform with the provisions of FSP EITF 03-6-1. FSP EITF 03-6-1 will be effective for the Company beginning in the quarter ending March 31, 2009 and early application is not permitted.

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations
     Management Overview — We are a leading provider of contract services to the North American oil and natural gas industry. Our services primarily involve the drilling, on a contract basis, of land-based oil and natural gas wells and, to a lesser extent, we provide pressure pumping services and drilling and completion fluid services. In addition to the aforementioned contract services, we also invest, on a working interest basis, in oil and natural gas properties. For the three and nine months ended September 30, 2008 and 2007, our operating revenues consisted of the following (dollars in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2008		2007		2008		2007
Contract drilling	$498,510	82%	$428,316	82%	$1,335,494	81%	$1,315,005	83%
Pressure pumping	60,618	10	58,498	11	160,576	10	148,674	9
Drilling and completion fluids	35,734	6	27,348	5	107,029	7	97,775	6
Oil and natural gas	13,670	2	9,840	2	36,270	2	32,207	2

	$608,532	100%	$524,002	100%	$1,639,369	100%	$1,593,661	100%

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
     Typically, the profitability of our business is most readily assessed by two primary indicators in our contract drilling segment: our average number of rigs operating and our average revenue per operating day. During the third quarter of 2008, our average number of rigs operating was 276 per day compared to 243 in the third quarter of 2007. Our average revenue per operating day was $19,620 in the third quarter of 2008 compared to $19,150 in the third quarter of 2007. Our consolidated net income for the third quarter of 2008 increased by $10.6 million or 11% as compared to the third quarter of 2007. This increase in consolidated net income was primarily due to our contract drilling segment experiencing an increase in the average number of rigs operating, partially offset by reduced profitability in our pressure pumping segment in the third quarter of 2008 as compared to the third quarter of 2007.
     Our revenues, profitability and cash flows are highly dependent upon prevailing prices for natural gas and, to a lesser extent, oil. During periods of improved commodity prices, the capital spending budgets of oil and natural gas operators tend to expand, which results in increased demand for our contract services. Conversely, in periods when these commodity prices deteriorate, the demand for our contract services generally weakens and we experience downward pressure on pricing for our services. During recent months, there has been substantial volatility and a decline in oil and natural gas prices. There has also been substantial uncertainty in the capital markets and access to credit is uncertain. Due to these conditions, certain of our customers may begin to curtail their drilling programs which would result in a decrease in demand for our contract services. Furthermore, certain of our customers could experience an inability to pay suppliers, including us, in the event they are unable to access the capital markets to fund their business operations. Our operations are also highly impacted by competition, the availability of excess equipment, labor issues and various other factors which are more fully described as “Risk Factors” included as Item 1A in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007.
     We believe that the liquidity reflected in our balance sheet as of September 30, 2008, which includes approximately $333 million in working capital (including $25.0 million in cash and cash equivalents) and approximately $316 million available under a $375 million line of credit, provides us with the ability to build new equipment, make improvements to our equipment, expand into new regions, pursue acquisition opportunities, pay cash dividends and survive downturns in our industry.
     Commitments and Contingencies — As of September 30, 2008, we maintained letters of credit in the aggregate amount of $58.5 million for the benefit of various insurance companies as collateral for retrospective premiums and retained losses which could become payable under the terms of the underlying insurance contracts. These letters of credit expire at various times during each calendar year and are typically renewed annually. As of September 30, 2008, no amounts had been drawn under the letters of credit.
     As of September 30, 2008, we had commitments to purchase approximately $308 million of major equipment.
     Trading and Investing — We have not engaged in trading activities that include high-risk securities, such as derivatives and non-exchange traded contracts. We invest cash primarily in highly liquid, short-term investments such as overnight deposits and money market accounts.
     Description of Business — We conduct our contract drilling operations in Texas, New Mexico, Oklahoma, Arkansas, Louisiana, Mississippi, Alabama, Colorado, Utah, Wyoming, Montana, North Dakota, South Dakota, Pennsylvania and Western Canada. As of

September 30, 2008, we had approximately 350 currently marketable land-based drilling rigs. We provide pressure pumping services to oil and natural gas operators primarily in the Appalachian Basin. These services consist primarily of well stimulation and cementing for completion of new wells and remedial work on existing wells. We provide drilling fluids, completion fluids and related services to oil and natural gas operators offshore in the Gulf of Mexico and on land in Texas, Southeastern New Mexico, Oklahoma and the Gulf Coast region of Louisiana. Drilling and completion fluids are used by oil and natural gas operators during the drilling process to control pressure when drilling oil and natural gas wells. We also invest, on a working interest basis, in oil and natural gas properties.
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
     As a result of an increase in drilling activity and increased prices for drilling services in 2005 and 2006, construction of new drilling rigs increased significantly in that time period. The addition of new drilling rigs to the market resulted in excess capacity compared to demand, and construction of new drilling rigs moderated in 2007. With an increase in demand in 2008, we believe that further construction of new drilling rigs has again increased. Recent decreases in prices of natural gas and oil are likely to reduce both the demand for our services and construction of new drilling rigs. We cannot predict either the future level of demand for our contract drilling services or future conditions in the oil and natural gas contract drilling business.
Critical Accounting Policies
     In addition to established accounting policies, our consolidated financial statements are impacted by certain estimates and assumptions made by management. No changes in our critical accounting policies have occurred since the filing of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007.
Liquidity and Capital Resources
     As of September 30, 2008, we had working capital of $333 million including cash and cash equivalents of $25.0 million. For the nine months ended September 30, 2008, our sources of cash flow included:
•	$460 million from operating activities,

•	$8.7 million in proceeds from the disposal of property and equipment, and

•	$41.8 million from the exercise of stock options and tax benefits related to stock-based compensation.
     During the nine months ended September 30, 2008, we used $68.3 million to pay dividends on our common stock, $54.9 million to repurchase our common stock, $50.0 million to repay borrowings under our line of credit, and $329 million:
•	to build new drilling rigs,

•	to make capital expenditures for the betterment and refurbishment of our drilling rigs,

•	to acquire and procure drilling equipment and facilities to support our drilling operations,

•	to fund capital expenditures for our pressure pumping and drilling and completion fluids divisions, and

•	to fund investments in oil and natural gas properties on a working interest basis.

     We paid cash dividends during the nine months ended September 30, 2008 as follows:

		Total
	Per Share	(in thousands)
Paid on March 28, 2008	$0.12	$18,493
Paid on June 27, 2008	0.16	25,011
Paid on September 29, 2008	0.16	24,803

Total cash dividends	$0.44	$68,307

     On October 29, 2008, our Board of Directors approved a cash dividend on our common stock in the amount of $0.16 per share to be paid on December 30, 2008 to holders of record as of December 12, 2008. The amount and timing of all future dividend payments, if any, is subject to the discretion of the Company’s Board of Directors and will depend upon business conditions, results of operations, financial condition, terms of our credit facilities and other factors.
     On August 1, 2007, our Board of Directors approved a stock buyback program (“Program”), authorizing purchases of up to $250 million of our common stock in open market or privately negotiated transactions. During the nine months ended September 30, 2008, we purchased 2,002,047 shares of common stock under the Program at a cost of $50.4 million. As of September 30, 2008, we had authority remaining under the Program to purchase approximately $129 million of our outstanding common stock. Shares purchased under the Program are accounted for as treasury stock.
     We have an unsecured revolving line of credit with a maximum borrowing capacity of $375 million. Interest is paid on outstanding LOC balances at a floating rate ranging from LIBOR plus 0.625% to 1.0% or the prime rate at our election. Any outstanding borrowings must be repaid at maturity on December 16, 2009. As of September 30, 2008, we had no borrowings outstanding under our $375 million revolving line of credit. However, we had $58.5 million in letters of credit outstanding and as a result, we had available borrowing capacity of approximately $316 million at September 30, 2008.
     We believe that the current level of cash, short-term investments and borrowing capacity available under our revolving line of credit, together with cash generated from operations, should be sufficient to meet our capital needs. From time to time, acquisition opportunities are evaluated. The timing, size or success of any acquisition and the associated capital commitments are unpredictable. Should opportunities for growth requiring capital arise, we believe we would be able to satisfy these needs through a combination of working capital, cash generated from operations, our existing credit facility, additional debt or equity financing. However, there can be no assurance that such capital will be available on reasonable terms, if at all.
Results of Operations
     The following tables summarize operations by business segment for the three months ended September 30, 2008 and 2007:

	2008	2007	% Change
Contract Drilling	(Dollars in thousands)
Revenues	$498,510	$428,316	16.4%
Direct operating costs	$282,698	$242,352	16.6%
Selling, general and administrative	$1,382	$1,616	(14.5)%
Depreciation	$57,187	$56,105	1.9%
Operating income	$157,243	$128,243	22.6%
Operating days	25,403	22,362	13.6%
Average revenue per operating day	$19.62	$19.15	2.5%
Average direct operating costs per operating day	$11.13	$10.84	2.7%
Average rigs operating	276	243	13.6%
Capital expenditures	$125,892	$120,192	4.7%
     Revenues and direct operating costs increased in the third quarter of 2008 compared to the third quarter of 2007 primarily as a result of an increase in the number of operating days and to a lesser extent as a result of increases in the average revenue and average direct operating costs per operating day. Operating days increased in the third quarter of 2008 compared to the third quarter of 2007 due to increased demand for our contract drilling services. Significant capital expenditures have been incurred to build new drilling rigs, to modify and upgrade our existing drilling rigs and to acquire additional related equipment such as drill pipe, drill collars, engines, fluid circulating systems, rig hoisting systems and safety enhancement equipment.

	2008	2007	% Change
Pressure Pumping	(Dollars in thousands)
Revenues	$60,618	$58,498	3.6%
Direct operating costs	$36,576	$28,682	27.5%
Selling, general and administrative	$6,109	$4,882	25.1%
Depreciation	$5,073	$3,702	37.0%
Operating income	$12,860	$21,232	(39.4)%
Total jobs	3,732	4,065	(8.2)%
Average revenue per job	$16.24	$14.39	12.9%
Average direct operating costs per job	$9.80	$7.06	38.8%
Capital expenditures	$17,607	$11,047	59.4%
     The number of jobs completed decreased in the third quarter of 2008 compared to the third quarter of 2007 as we and our customers increased our focus on the emerging development of unconventional reservoirs in the Appalachian Basin and the larger jobs associated therewith. As a result of this focus on unconventional reservoirs we experienced a decrease in smaller traditional pressure pumping jobs, which resulted in an overall decrease in the number of total jobs. Revenues and direct operating costs increased as a result of increases in the average revenue and average direct operating costs per job. Increased average revenue per job was due to an increase in larger jobs being driven by demand for services associated with unconventional reservoirs as discussed above. Average direct operating costs per job increased as a result of increases in compensation, maintenance and the cost of materials used in our operations, as well as an increase in larger jobs. Selling, general and administrative expense increased primarily as a result of expenses to support the expanding operations of the pressure pumping segment. Significant capital expenditures have been incurred to add capacity, expand our areas of operation and modify and upgrade existing equipment. The increase in depreciation expense is a result of the capital expenditures discussed above.

	2008	2007	% Change
Drilling and Completion Fluids	(Dollars in thousands)
Revenues	$35,734	$27,348	30.7%
Direct operating costs	$33,426	$24,153	38.4%
Selling, general and administrative	$2,478	$2,486	(0.3)%
Depreciation	$754	$728	3.6%
Operating loss	$(924)	$(19)	N/M
Capital expenditures	$1,398	$460	203.9%
     Revenues increased in the third quarter of 2008 compared to the third quarter of 2007 due to increased sales both on land and offshore in the Gulf of Mexico, as well as increased pricing for certain products. Direct operating costs increased due to increased sales as well as increases in the costs of raw materials, including barite ore. Direct operating costs in the third quarter of 2008 also include approximately $650,000 in losses associated with damage suffered as a result of hurricanes.

	2008	2007	% Change
	(Dollars in thousands,
Oil and Natural Gas Production and Exploration	except sales prices)
Revenues	$13,670	$9,840	38.9%
Direct operating costs	$4,338	$2,474	75.3%
Selling, general and administrative	$—	$695	(100.0)%
Depreciation, depletion and impairment	$4,778	$5,784	(17.4)%
Operating income	$4,554	$887	413.4%
Capital expenditures	$7,852	$4,153	89.1%
Average net daily oil production (Bbls)	894	920	(2.8)%
Average net daily natural gas production (Mcf)	3,946	4,199	(6.0)%
Average oil sales price (per Bbl)	$116.86	$73.57	58.8%
Average natural gas sales price (per Mcf)	$11.19	$6.58	70.1%
     Revenues increased due to higher average sales prices of oil and natural gas. This increase was partially offset by decreases in the average net daily production of oil and natural gas and by the elimination of well operations revenue due to the sale in the fourth quarter of 2007 of the operating responsibilities associated with oil and natural gas wells. Average net daily oil and natural gas production decreased primarily due to production declines. The increase in direct operating costs was primarily due to an increase in seismic costs incurred in the third quarter of 2008, as well as increased production taxes and other production costs. Selling, general and administrative expenses decreased in the third quarter of 2008 due to the sale of operating responsibilities mentioned above and the resulting elimination of headcount in our oil and natural gas production and exploration segment. Depreciation, depletion and impairment expense in the third quarter of 2008 includes approximately $1.6 million incurred to impair certain oil and natural gas properties compared to approximately $1.9 million incurred to impair certain oil and natural gas properties in the third quarter of 2007. Depletion expense decreased approximately $614,000 due to lower production of oil and natural gas and higher commodity prices.

	2008	2007	% Change
Corporate and Other	(Dollars in thousands)
Selling, general and administrative	$7,500	$6,914	8.5%
Depreciation	$206	$204	1.0%
Other operating expenses	$1,250	$600	108.3%
Gain on disposal of assets	$(505)	$(330)	53.0%
Embezzlement recoveries	$—	$(1,145)	(100.0)%
Interest income	$601	$1,091	(44.9)%
Interest expense	$125	$357	(65.0)%
Other income	$44	$42	4.8%
Capital expenditures	$351	$—	N/A %
     Other operating expenses increased $650,000 due to an increase in bad debt expense in the third quarter of 2008. Embezzlement recoveries in the third quarter of 2007 consists of cash received from a court-appointed receiver.
     The following tables summarize operations by business segment for the nine months ended September 30, 2008 and 2007:

	2008	2007	% Change
Contract Drilling	(Dollars in thousands)
Revenues	$1,335,494	$1,315,005	1.6%
Direct operating costs	$778,446	$716,803	8.6%
Selling, general and administrative	$4,203	$4,467	(5.9)%
Depreciation	$170,421	$156,075	9.2%
Operating income	$382,424	$437,660	(12.6)%
Operating days	69,881	66,931	4.4%
Average revenue per operating day	$19.11	$19.65	(2.7)%
Average direct operating costs per operating day	$11.14	$10.71	4.0%
Average rigs operating	255	245	4.1%
Capital expenditures	$260,918	$403,381	(35.3)%
     Revenues and direct operating costs increased in the first nine months of 2008 compared to the first nine months of 2007 primarily as a result of an increase in the number of operating days. Average revenue per operating day decreased in the first nine months of 2008 while average direct operating costs per operating day increased in the same period. The increase in average direct operating costs per operating day includes costs incurred during 2008 in activating drilling rigs. Significant capital expenditures have been incurred to build new drilling rigs, to modify and upgrade our drilling rigs and to acquire additional related equipment such as drill pipe, drill collars, engines, fluid circulating systems, rig hoisting systems and safety enhancement equipment. The increase in depreciation expense was a result of the capital expenditures discussed above.

	2008	2007	% Change
Pressure Pumping	(Dollars in thousands)
Revenues	$160,576	$148,674	8.0%
Direct operating costs	$97,587	$75,610	29.1%
Selling, general and administrative	$17,550	$13,758	27.6%
Depreciation	$13,850	$10,234	35.3%
Operating income	$31,589	$49,072	(35.6)%
Total jobs	10,043	10,477	(4.1)%
Average revenue per job	$15.99	$14.19	12.7%
Average direct operating costs per job	$9.72	$7.22	34.6%
Capital expenditures	$48,255	$41,678	15.8%
     The number of jobs completed decreased in 2008 compared to 2007 as we and our customers increased our focus on the emerging development of unconventional reservoirs in the Appalachian Basin and the larger jobs associated therewith. As a result of this focus on unconventional reservoirs we experienced a decrease in smaller traditional pressure pumping jobs, which resulted in an overall decrease in the number of total jobs. Revenues and direct operating costs increased as a result of an increase in the average revenue and average direct operating costs per job. Increased average revenue per job was due to an increase in larger jobs being driven by demand for services associated with unconventional reservoirs as discussed above. Average direct operating costs per job increased as a result of increases in compensation, maintenance and the cost of materials used in our operations, as well as an increase in larger jobs. Selling, general and administrative expense increased primarily as a result of expenses to support the expanding operations of the pressure pumping segment. Significant capital expenditures have been incurred to add capacity, expand our areas of operation and modify and upgrade existing equipment. The increase in depreciation expense is a result of the capital expenditures discussed above.

	2008	2007	% Change
Drilling and Completion Fluids	(Dollars in thousands)
Revenues	$107,029	$97,775	9.5%
Direct operating costs	$93,408	$82,172	13.7%
Selling, general and administrative	$7,621	$7,319	4.1%
Depreciation	$2,202	$2,121	3.8%
Operating income	$3,798	$6,163	(38.4)%
Capital expenditures	$2,931	$2,581	13.6%
     Revenues increased in the first nine months of 2008 compared to the first nine months of 2007 due to increased sales both on land and offshore in the Gulf of Mexico, as well as increased pricing for certain products. Direct operating costs increased due to increased sales as well as increases in the costs of raw materials, including barite ore. Direct operating costs in 2008 also include approximately $650,000 in losses associated with damage suffered as a result of hurricanes. Direct operating costs in 2007 include a reduction of approximately $1.3 million related to a recovery received on an insurance claim.

	2008	2007	% Change
Oil and Natural Gas Production and Exploration	(Dollars in thousands,
	except sales prices)
Revenues	$36,270	$32,207	12.6%
Direct operating costs	$9,934	$8,213	21.0%
Selling, general and administrative	$—	$2,017	(100.0)%
Depreciation, depletion and impairment	$10,312	$13,361	(22.8)%
Operating income	$16,024	$8,616	86.0%
Capital expenditures	$16,807	$13,804	21.8%
Average net daily oil production (Bbls)	803	1,042	(22.9)%
Average net daily natural gas production (Mcf)	3,833	5,356	(28.4)%
Average oil sales price (per Bbl)	$113.33	$63.82	77.6%
Average natural gas sales price (per Mcf)	$10.78	$7.28	48.1%
     Revenues increased due to higher average sales prices of oil and natural gas. This increase was partially offset by a decrease in the average net daily production of oil and natural gas and by the elimination of well operations revenue due to the sale in the fourth quarter of 2007 of the operating responsibilities associated with oil and natural gas wells. Average net daily oil and natural gas production decreased primarily due to the sale of properties in 2007 and production declines. Direct operating costs increased due to an increase in seismic costs incurred in the first nine months of 2008, as well as increased production taxes and other production costs. Selling, general and administrative expenses decreased in the first nine months of 2008 due to the sale of the operating responsibilities mentioned above and the resulting elimination of headcount in our oil and natural gas production and exploration segment. Depreciation, depletion and impairment expense in the first nine months of 2008 includes approximately $1.9 million incurred to impair certain oil and natural gas properties compared to approximately $3.0 million incurred to impair certain oil and natural gas properties in the first nine months of 2007. Depletion expense decreased approximately $1.7 million primarily due to the sale of certain properties in 2007 and higher commodity prices in 2008.

	2008	2007	% Change
Corporate and Other	(Dollars in thousands)
Selling, general and administrative	$22,838	$20,023	14.1%
Depreciation	$612	$610	0.3%
Other operating expenses	$1,850	$1,600	15.6%
Gain on disposal of assets	$(3,040)	$(16,603)	(81.7)%
Embezzlement recoveries	$—	$(43,080)	(100.0)%
Interest income	$1,437	$1,917	(25.0)%
Interest expense	$465	$1,951	(76.2)%
Other income	$781	$245	218.8%
Capital expenditures	$351	$—	N/A %

     Selling, general and administrative expense increased primarily as a result of additional compensation expense and an increase in payroll tax expense associated with the exercise of stock options during the first nine months of 2008. The decrease in gain on disposal of assets in the first nine months of 2008 compared to the first nine months of 2007 is due to a sale in 2007 of certain oil and natural gas properties. Gains and losses on the disposal of assets are considered part of our corporate activities due to the fact that such transactions relate to decisions of our executive management regarding corporate strategy. Embezzlement recoveries in the first nine months of 2007 include net recoveries of embezzled funds.
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
     In June 2008, the FASB issued FASB Staff Position No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP EITF 03-6-1”). FSP EITF 03-6-1 clarifies that share-based payment awards that entitle their holders to receive nonforfeitable dividends before vesting should be considered participating securities and, as such, should be included in the calculation of basic earnings-per-share using the two-class method. Certain of our share-based payment awards entitle the holders to receive nonforfeitable dividends and the application of the provisions of FSP EITF 03-6-1 may have the effect of reducing basic and diluted earnings-per-share by an immaterial amount. FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, as well as interim periods within those years. Once effective, all prior-period earnings-per-share data presented must be adjusted retrospectively to conform with the provisions of FSP EITF 03-6-1. FSP EITF 03-6-1 will be effective for us beginning in the quarter ending March 31, 2009 and early application is not permitted.
Volatility of Oil and Natural Gas Prices and its Impact on Operations
     Our revenue, profitability, and rate of growth are substantially dependent upon prevailing prices for natural gas and, to a lesser extent, oil. For many years, oil and natural gas prices and markets have been volatile. Prices are affected by market supply and demand factors as well as international military, political and economic conditions, and the ability of OPEC to set and maintain production and price targets. All of these factors are beyond our control. During 2006, the average market price of natural gas retreated from record highs that were set in 2005. The price dropped from an average of $8.98 per Mcf in 2005 to an average of $6.94 per Mcf in 2006 and an average of $7.18 per Mcf in 2007. This resulted in our customers moderating their increase in drilling activities during 2007. This moderation combined with the reactivation and construction of new land drilling rigs in the United States resulted in excess capacity. Natural gas prices have rebounded to an average of $9.98 per Mcf for the first nine months of 2008 and activity has increased during that period. We expect oil and natural gas prices to continue to be volatile and to affect our financial condition, operations and ability to access sources of capital. Natural gas prices have recently declined to below $7.00 per Mcf. This decrease in market prices for natural gas could result in a material decrease in demand for drilling rigs and adversely affect our operating results.
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

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk
     We currently have exposure to interest rate market risk associated with borrowings under our revolving line of credit facility. The revolving line of credit facility calls for periodic interest payments at a floating rate ranging from LIBOR plus 0.625% to 1.0% or at the prime rate at our election. The applicable rate above LIBOR is based upon our debt to capitalization ratio. Our exposure to interest rate risk due to changes in the prime rate or LIBOR is not material due to the fact that we had no outstanding borrowings as of September 30, 2008.
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
     Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of September 30, 2008.
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
FORWARD LOOKING STATEMENTS AND CAUTIONARY STATEMENTS FOR PURPOSES OF
THE “SAFE HARBOR” PROVISIONS OF THE PRIVATE SECURITIES
LITIGATION REFORM ACT OF 1995
     “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 2 of Part I of this Quarterly Report on Form 10-Q contains forward-looking statements which are made pursuant to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. These statements include, without limitation, statements relating to: liquidity; financing of operations; continued volatility of oil and natural gas prices; source and sufficiency of funds required for immediate capital needs and additional rig acquisitions (if further opportunities arise); and other matters. The words “believes,” “plans,” “intends,” “expected,” “estimates” or “budgeted” and similar expressions identify forward-looking statements. The forward-looking statements are based on certain assumptions and analyses we make in light of our experience and our perception of historical trends, current conditions, expected future developments and other factors we believe are appropriate in the circumstances. We do not undertake to update, revise or correct any of the forward-looking information. Factors that could cause actual results to differ materially from our expectations expressed in the forward-looking statements include, but are not limited to, the following:
•	General economic conditions in the markets in which we operate;

•	Credit market conditions;

•	Changes in prices and demand for oil and natural gas;

•	Excess industry capacity of land drilling rigs resulting from the reactivation or construction of new land drilling rigs;

•	Changes in demand for contract drilling, pressure pumping and drilling and completion fluids services;

•	Shortages of drill pipe and other drilling equipment;

•	Labor shortages, primarily qualified drilling personnel;

•	Effects of competition from other drilling contractors and providers of pressure pumping and drilling and completion fluids services;

•	Occurrence of operating hazards and uninsured losses inherent in our business operations; and

•	Environmental and other governmental regulation.
     Please see “Risk Factors” included as Item 1A in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007.
     You are cautioned not to place undue reliance on any of our forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q or, in the case of documents incorporated by reference, the date of those documents.

PART II — OTHER INFORMATION
ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds
     The table below sets forth the information with respect to purchases of our common stock made by us during the quarter ended September 30, 2008.

				Approximate Dollar
			Total Number of	Value of Shares
			Shares (or Units)	That May yet be
			Purchased as Part	Purchased Under the
	Total	Average Price	of Publicly	Plans or
	Number of Shares	Paid per	Announced Plans	Programs (in
Period Covered	Purchased	Share	or Programs	thousands)(1)
July 1-31, 2008	—	$—	—	$179,573
August 1-31, 2008 (2)	1,500,441	$26.36	1,500,000	$140,026
September 1-30, 2008	500,000	$21.48	500,000	$129,285

Total	2,000,441	$25.14	2,000,000	$129,285

(1)	On August 1, 2007, our Board of Directors approved a stock buyback program authorizing purchases of up to $250 million of our common stock in open market or privately negotiated transactions. Shares that are purchased under authority other than the approved stock buyback program do not reduce the amount remaining available under the plan.

(2)	Includes 441 shares purchased during August 2008 from employees to provide the respective employees with the funds necessary to satisfy their tax withholding obligations with respect to the vesting of restricted shares. The price paid was the closing price of our common stock on the last business day prior to the date the shares vested. These purchases were made pursuant to the terms of the Patterson-UTI Energy, Inc. 2005 Long-Term Incentive Plan and not pursuant to the stock buyback program.
ITEM 6.  Exhibits
          The following exhibits are filed herewith or incorporated by reference, as indicated:

3.1	Restated Certificate of Incorporation, as amended (filed August 9, 2004 as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004 and incorporated herein by reference).

3.2	Amendment to Restated Certificate of Incorporation, as amended (filed August 9, 2004 as Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004 and incorporated herein by reference).

3.3	Second Amended and Restated Bylaws (filed August 6, 2007 as Exhibit 3.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2007 and incorporated herein by reference).

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	filed herewith

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PATTERSON-UTI ENERGY, INC.
By:	/s/ Gregory W. Pipkin
Gregory W. Pipkin
(Principal Accounting Officer and Duly Authorized Officer) Chief Accounting Officer and Assistant Secretary

DATED: October 31, 2008