Form 10-Q
period 2010-09-30
PATTERSON UTI ENERGY INC
filed 2010-11-01
CIK 889900

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from       to
Commission file number 0-22664
Patterson-UTI Energy, Inc.
(Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	75-2504748 (I.R.S. Employer Identification No.)

450 GEARS ROAD, SUITE 500 HOUSTON, TEXAS (Address of principal executive offices)	77067 (Zip Code)
(281) 765-7100
(Registrant’s telephone number, including area code)
N/A
(Former name, former address and former fiscal year,
if changed since last report)
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
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
     154,126,195 shares of common stock, $0.01 par value, as of October 29, 2010

PATTERSON-UTI ENERGY, INC. AND SUBSIDIARIES

Page
PART I — FINANCIAL INFORMATION
ITEM 1. Financial Statements
Unaudited consolidated balance sheets	1
Unaudited consolidated statements of operations	2
Unaudited consolidated statements of changes in stockholders’ equity	3
Unaudited consolidated statements of cash flows	5
Notes to unaudited consolidated financial statements	6
ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	16
ITEM 3. Quantitative and Qualitative Disclosures About Market Risk	25
ITEM 4. Controls and Procedures	25

PART II — OTHER INFORMATION

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds	26
ITEM 6. Exhibits	26
Signature	28
EX-2.2
EX-2.3
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
PATTERSON-UTI ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands, except share data)

	September 30,	December 31,
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$73,916	$49,877
Accounts receivable, net of allowance for doubtful accounts of $8,053 and $10,911 at September 30, 2010 and December 31, 2009, respectively	251,646	164,498
Federal and state income taxes receivable	4,635	118,869
Inventory	9,530	6,941
Deferred tax assets, net	62,313	32,877
Assets held for sale	—	42,424
Other	49,454	41,782

Total current assets	451,494	457,268
Property and equipment, net	2,397,218	2,110,402
Goodwill	86,234	86,234
Deposits on equipment purchases	49,860	914
Other	12,602	7,334

Total assets	$2,997,408	$2,662,152

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$181,134	$83,700
Accrued expenses	125,869	109,608
Current portion of long term debt	5,000	—

Total current liabilities	312,003	193,308
Long term debt	95,000	—
Deferred tax liabilities, net	448,645	381,656
Other	7,621	5,488

Total liabilities	863,269	580,452

Commitments and contingencies (see Note 11)
Stockholders’ equity:
Preferred stock, par value $.01; authorized 1,000,000 shares, no shares issued	—	—
Common stock, par value $.01; authorized 300,000,000 shares with 181,461,796 and 180,828,773 issued and 154,118,246 and 153,610,785 outstanding at September 30, 2010 and December 31, 2009, respectively	1,814	1,808
Additional paid-in capital	791,265	781,635
Retained earnings	1,941,854	1,901,853
Accumulated other comprehensive income	19,646	14,996
Treasury stock, at cost, 27,343,550 shares and 27,217,988 shares at September 30, 2010 and December 31, 2009, respectively	(620,440)	(618,592)

Total stockholders’ equity	2,134,139	2,081,700

Total liabilities and stockholders’ equity	$2,997,408	$2,662,152

The accompanying notes are an integral part of these unaudited consolidated financial statements.

PATTERSON-UTI ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Operating revenues:
Contract drilling	$290,759	$112,294	$741,470	$439,714
Pressure pumping	81,104	41,687	194,219	113,408
Oil and natural gas	6,800	5,690	21,564	15,255

Total operating revenues	378,663	159,671	957,253	568,377

Operating costs and expenses:
Contract drilling	174,999	71,035	459,448	254,306
Pressure pumping	51,305	31,092	132,401	87,419
Oil and natural gas	1,484	1,780	5,326	5,576
Depreciation, depletion and impairment	85,431	69,582	239,930	207,571
Selling, general and administrative	13,685	11,384	37,491	33,213
Net gain on asset disposals	(250)	(868)	(21,940)	(423)
Provision for bad debts	(500)	285	(1,500)	6,035

Total operating costs and expenses	326,154	184,290	851,156	593,697

Operating income (loss)	52,509	(24,619)	106,097	(25,320)

Other income (expense):
Interest income	64	53	1,631	318
Interest expense	(6,227)	(1,448)	(9,011)	(2,734)
Other	260	228	509	263

Total other income (expense)	(5,903)	(1,167)	(6,871)	(2,153)

Income (loss) before income taxes	46,606	(25,786)	99,226	(27,473)

Income tax expense (benefit):
Current	(1,748)	(2,677)	(4,230)	(5,231)
Deferred	18,980	(6,295)	40,368	(4,372)

Total income tax expense (benefit)	17,232	(8,972)	36,138	(9,603)

Income (loss) from continuing operations	29,374	(16,814)	63,088	(17,870)
Loss from discontinued operations, net of income taxes	—	(1,766)	—	(2,250)

Net income (loss)	$29,374	$(18,580)	$63,088	$(20,120)

Basic income (loss) per common share:
Income (loss) from continuing operations	$0.19	$(0.11)	$0.41	$(0.12)
Loss from discontinued operations, net of income taxes	$0.00	$(0.01)	$0.00	$(0.01)
Net income (loss)	$0.19	$(0.12)	$0.41	$(0.13)

Diluted income (loss) per common share:
Income (loss) from continuing operations	$0.19	$(0.11)	$0.41	$(0.12)
Loss from discontinued operations, net of income taxes	$0.00	$(0.01)	$0.00	$(0.01)
Net income (loss)	$0.19	$(0.12)	$0.41	$(0.13)

Weighted average number of common shares outstanding:
Basic	152,933	152,242	152,682	151,975

Diluted	154,109	152,242	152,682	151,975

Cash dividends per common share	$0.05	$0.05	$0.15	$0.15

The accompanying notes are an integral part of these unaudited consolidated financial statements.

PATTERSON-UTI ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(unaudited, in thousands)

					Accumulated
	Common Stock		Additional		Other
	Number of		Paid-in	Retained	Comprehensive	Treasury
	Shares	Amount	Capital	Earnings	Income	Stock	Total
Balance, December 31, 2009	180,829	$1,808	$781,635	$1,901,853	$14,996	$(618,592)	$2,081,700

Comprehensive income:
Net income	—	—	—	63,088	—	—	63,088
Foreign currency translation adjustment, net of tax of $2,814	—	—	—	—	4,650	—	4,650

Total comprehensive income	—	—	—	63,088	4,650	—	67,738

Issuance of restricted stock	646	6	(6)	—	—	—	—
Vesting of stock unit awards	7	—	—	—	—	—	—
Forfeitures of restricted stock	(54)	—	—	—	—	—	—
Exercise of stock options	34	—	290	—	—	—	290
Stock-based compensation	—	—	11,881	—	—	—	11,881
Tax expense related to stock-based compensation	—	—	(2,535)	—	—	—	(2,535)
Payment of cash dividends	—	—	—	(23,087)	—	—	(23,087)
Purchase of treasury stock	—	—	—	—	—	(1,848)	(1,848)

Balance, September 30, 2010	181,462	$1,814	$791,265	$1,941,854	$19,646	$(620,440)	$2,134,139

The accompanying notes are an integral part of these unaudited consolidated financial statements.

PATTERSON-UTI ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(unaudited, in thousands)

					Accumulated
	Common Stock		Additional		Other
	Number of		Paid-in	Retained	Comprehensive	Treasury
	Shares	Amount	Capital	Earnings	Income	Stock	Total
Balance, December 31, 2008	180,192	$1,801	$765,512	$1,970,824	$5,774	$(616,969)	$2,126,942

Comprehensive income:
Net loss	—	—	—	(20,120)	—	—	(20,120)
Foreign currency translation adjustment, net of tax of $4,183	—	—	—	—	7,214	—	7,214

Total comprehensive income	—	—	—	(20,120)	7,214	—	(12,906)

Issuance of restricted stock	604	6	(6)	—	—	—	—
Vesting of restricted stock units	6	—	—	—	—	—	—
Forfeitures of restricted stock	(41)	—	—	—	—	—	—
Exercise of stock options	61	1	378	—	—	—	379
Stock-based compensation	—	—	14,108	—	—	—	14,108
Tax expense related to stock-based compensation	—	—	(2,720)	—	—	—	(2,720)
Payment of cash dividends	—	—	—	(23,005)	—	—	(23,005)
Purchase of treasury stock	—	—	—	—	—	(1,623)	(1,623)

Balance, September 30, 2009	180,822	$1,808	$777,272	$1,927,699	$12,988	$(618,592)	$2,101,175

The accompanying notes are an integral part of these unaudited consolidated financial statements.

PATTERSON-UTI ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Nine Months Ended
	September 30,
	2010	2009
Cash flows from operating activities:
Net income (loss)	$63,088	$(20,120)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion and impairment	239,930	207,571
Provision for bad debts	(1,500)	6,035
Dry holes and abandonments	479	120
Deferred income tax expense	40,368	(4,372)
Stock-based compensation expense	11,881	13,848
Net gain on asset disposals	(21,940)	(423)
Tax expense related to stock-based compensation	(2,535)	(2,720)
Changes in operating assets and liabilities:
Accounts receivable	(97,455)	255,856
Income taxes receivable/payable	114,209	(116)
Inventory and other assets	(6,864)	7,738
Accounts payable	31,674	(79,466)
Accrued expenses	18,227	(25,510)
Other liabilities	2,218	(55)
Net cash provided by operating activities of discontinued operations	10,687	55,122

Net cash provided by operating activities	402,467	413,508

Cash flows from investing activities:
Purchases of property and equipment	(513,679)	(350,441)
Proceeds from disposal of assets	27,224	3,173
Net cash provided by investing activities of discontinued operations	42,646	(54)

Net cash used in investing activities	(443,809)	(347,322)

Cash flows from financing activities:
Purchases of treasury stock	(1,848)	(1,623)
Dividends paid	(23,087)	(23,005)
Debt issuance costs	(10,328)	(6,169)
Proceeds from long term debt	100,000	—
Proceeds from exercise of stock options	290	379

Net cash provided by (used in) financing activities	65,027	(30,418)

Effect of foreign exchange rate changes on cash	354	2,252

Net increase in cash and cash equivalents	24,039	38,020
Cash and cash equivalents at beginning of period	49,877	81,223

Cash and cash equivalents at end of period	$73,916	$119,243

Supplemental disclosure of cash flow information:
Net cash (paid) received during the period for:
Interest expense	$(3,031)	$(1,440)
Income taxes	$115,661	$7,754

Supplemental investing and financing information:
Net increase (decrease) in payables for purchases of property and equipment	$66,819	$(12,235)
Net (increase) decrease in deposits on equipment purchases	$(48,946)	$43,944

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
     The unaudited interim consolidated financial statements have been prepared by management of the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations, although the Company believes the disclosures included either on the face of the financial statements or herein are sufficient to make the information presented not misleading. In the opinion of management, all adjustments which are of a normal recurring nature considered necessary for a fair statement of the information in conformity with accounting principles generally accepted in the United States have been included. The Unaudited Consolidated Balance Sheet as of December 31, 2009, as presented herein, was derived from the audited consolidated balance sheet of the Company, but does not include all disclosures required by accounting principles generally accepted in the United States of America. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009. The results of operations for the three and nine months ended September 30, 2010 are not necessarily indicative of the results to be expected for the full year.
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

     The following table presents information necessary to calculate income from continuing operations per share, income from discontinued operations per share and net income per share for the three and nine months ended September 30, 2010 and 2009 as well as potentially dilutive securities excluded from the weighted average number of diluted common shares outstanding, as their inclusion would have been anti-dilutive (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
BASIC EPS:
Income (loss) from continuing operations	$29,374	$(16,814)	$63,088	$(17,870)
Adjust for (income) loss attributed to holders of non-vested restricted stock	(224)	159	(476)	170

Income (loss) from continuing operations attributed to common stockholders	$29,150	$(16,655)	$62,612	$(17,700)

Loss from discontinued operations, net	$—	$(1,766)	$—	$(2,250)
Adjust for income attributed to holders of non-vested restricted stock	—	16	—	20

Loss from discontinued operations attributed to common stockholders	$—	$(1,750)	$—	$(2,230)

Weighted average number of common shares outstanding, excluding non-vested shares of restricted stock	152,933	152,242	152,682	151,975

Basic income (loss) from continuing operations per common share	$0.19	$(0.11)	$0.41	$(0.12)
Basic loss from discontinued operations per common share	$0.00	$(0.01)	$0.00	$(0.01)
Basic net income (loss) per common share	$0.19	$(0.12)	$0.41	$(0.13)

DILUTED EPS:
Income (loss) from continuing operations attributed to common stockholders	$29,150	$(16,655)	$62,612	$(17,700)
Add incremental earnings related to potential common shares	1	—	—	—

Adjusted income (loss) from continuing operations attributed to common stockholders	$29,151	$(16,655)	$62,612	$(17,700)

Weighted average number of common shares outstanding, excluding non-vested shares of restricted stock	152,933	152,242	152,682	151,975
Add dilutive effect of potential common shares	1,176	—	—	—

Weighted average number of diluted common shares outstanding	154,109	152,242	152,682	151,975

Diluted income (loss) from continuing operations per common share	$0.19	$(0.11)	$0.41	$(0.12)
Diluted loss from discontinued operations per common share	$0.00	$(0.01)	$0.00	$(0.01)
Diluted net income (loss) per common share	$0.19	$(0.12)	$0.41	$(0.13)

Potentially dilutive securities excluded as anti-dilutive	4,644	8,204	6,726	8,204

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

     Summarized operating results from discontinued operations for the three and nine months ended September 30, 2010, and 2009 are shown below (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Drilling and completion fluids revenues	$—	$16,488	$3,737	$64,585

Loss before income taxes	$—	$(2,666)	$—	$(3,398)
Income tax benefit	—	(900)	—	(1,148)

Loss from discontinued operations, net of income tax	$—	$(1,766)	$—	$(2,250)

3. Acquisitions
     On October 1, 2010, two subsidiaries of the Company, Universal Pressure Pumping, Inc. (“UPP”) and Universal Wireline, Inc. completed the acquisition of certain assets from Key Energy Pressure Pumping Services, LLC (“Key Pressure Pumping”) and Key Electric Wireline Services, LLC (together with Key Pressure Pumping, the “Sellers”) relating to the businesses of providing pressure pumping services and electric wireline services to participants in the oil and natural gas industry for an approximate aggregate purchase price of $238 million in cash (the “Purchase Price”). This acquisition expands the Company’s pressure pumping operations to additional markets primarily in Texas. The Purchase Price, which was funded through a combination of cash on hand and a $200 million draw on the Company’s revolving credit facility, is subject to certain adjustments based on closing inventory. The Company is in the process of determining the fair values of the assets acquired and liabilities assumed and the results of operations for these acquired businesses will be included in the Company’s consolidated results of operations beginning in the quarter ending December 31, 2010. The acquisition was effected pursuant to an Asset Purchase Agreement dated July 2, 2010, as amended, modified and supplemented, by and among Patterson-UTI Energy, Inc., UPP (formerly known as Portofino Acquisition Company), Sellers and Key Energy Services, Inc., a Maryland corporation.
4. Stock-based Compensation
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
     Stock Options. The Company estimates the grant date fair values of stock options using the Black-Scholes-Merton valuation model. Volatility assumptions are based on the historic volatility of the Company’s common stock over the most recent period equal to the expected term of the options as of the date the options are granted. The expected term assumptions are based on the Company’s experience with respect to employee stock option activity. Dividend yield assumptions are based on the expected dividends at the time the options are granted. The risk-free interest rate assumptions are determined by reference to United States Treasury yields. Weighted-average assumptions used to estimate the grant date fair values for stock options granted in the three and nine month periods ended September 30, 2010 and 2009 follow:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Volatility	N/A	49.53%	45.98%	49.90%
Expected term (in years)	N/A	4.00	5.00	4.00
Dividend yield	N/A	1.39%	1.35%	1.67%
Risk-free interest rate	N/A	2.27%	2.47%	1.67%

     Stock option activity from January 1, 2010 to September 30, 2010 follows:

		Weighted
		Average
	Underlying	Exercise
	Shares	Price
Outstanding at January 1, 2010	6,841,770	$20.17
Granted	1,016,250	$14.85
Exercised	(33,868)	$8.56
Cancelled	(10,000)	$13.17
Expired	(77,000)	$19.46

Outstanding at September 30, 2010	7,737,152	$19.54

Exercisable at September 30, 2010	5,930,096	$20.86

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
     Restricted stock activity from January 1, 2010 to September 30, 2010 follows:

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Non-vested restricted stock outstanding at January 1, 2010	1,231,901	$21.67
Granted	645,950	$14.27
Vested	(713,329)	$23.64
Forfeited	(54,128)	$22.08

Non-vested restricted stock outstanding at September 30, 2010	1,110,394	$16.08

     Restricted Stock Units. For all restricted stock unit awards made to date, shares of common stock are not issued until the units vest. Restricted stock units are subject to forfeiture for failure to fulfill service conditions. Non-forfeitable cash dividend equivalents are paid on non-vested restricted stock units.
     Restricted stock unit activity from January 1, 2010 to September 30, 2010 follows:

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Non-vested restricted stock units outstanding at January 1, 2010	16,167	$26.81
Granted	9,000	$13.81
Vested	(7,333)	$28.08
Forfeited	—	$—

Non-vested restricted stock units outstanding at September 30, 2010	17,834	$19.73

     Performance Unit Awards. On April 28, 2009, the Company granted cash-settled performance unit awards to certain executive officers (the “2009 Performance Units”). The 2009 Performance Units provide for those executive officers to receive a cash payment upon the achievement of certain performance goals established by the Company during a specified period. The performance period for the 2009 Performance Units is the period from April 1, 2009 through March 31, 2012, but can extend through March 31, 2014 in certain circumstances. The performance goals for the 2009 Performance Units are tied to the Company’s total shareholder return for the performance period as compared to total shareholder return for a peer group determined by the Compensation Committee of the Board of Directors. These goals are considered to be market conditions under the relevant accounting standards and the market conditions are factored into the determination of the fair value of the performance units. Generally, the recipients will receive a base payment if the Company’s total shareholder return is positive and, when compared to the peer group, is at or above the 25th percentile but less than the 50th percentile, two times the base if at or above the 50th percentile but less than the 75th percentile, and four times the base if at the 75th percentile or higher. The total base amount with respect to the 2009 Performance Units is approximately $1.7 million. As the 2009 Performance Units are to be settled in cash at the end of the performance period, the Company’s pro-rated obligation is measured at estimated fair value at the end of each reporting period using a Monte Carlo simulation model. As of September 30, 2010 this pro-rated obligation was approximately $1.7 million.
     On April 27, 2010, the Company granted stock-settled performance unit awards to certain executive officers (the “2010 Performance Units”). The 2010 Performance Units provide for those executive officers to receive a grant of shares of stock upon the achievement of certain performance goals established by the Company during a specified period. The performance period for the 2010 Performance Units is the period from April 1, 2010 through March 31, 2013, but can extend through March 31, 2015 in certain circumstances. The performance goals for the 2010 Performance Units are tied to the Company’s total shareholder return for the performance period as compared to total shareholder return for a peer group determined by the Compensation Committee of the Board of Directors. These goals are considered to be market conditions under the relevant accounting standards and the market conditions are factored into the determination of the fair value of the performance units. Generally, the recipients will receive a base number of shares if the Company’s total shareholder return is positive and, when compared to the peer group, is at or above the 25th percentile but less than the 50th percentile, two times the base if at or above the 50th percentile but less than the 75th percentile, and four times the base if at the 75th percentile or higher. The grant of shares when achievement is between the 25th and 75th percentile will be determined on a pro-rata basis. The total base number of shares with respect to the 2010 Performance Units is 89,375 shares. Because the 2010 Performance Units are stock-settled awards, they are accounted for as equity awards and measured at fair value on the date of grant. The fair value of the 2010 Performance Units as of the date of grant was approximately $3.1 million using a Monte Carlo simulation model. This amount will be recognized on a straight-line basis over the performance period. During the three and nine months ended September 30, 2010, the Company recognized approximately $260,000 and $520,000, respectively, in expense related to the 2010 Performance Units.
5. Property and Equipment
     Property and equipment consisted of the following at September 30, 2010 and December 31, 2009 (in thousands):

	September 30,	December 31,
	2010	2009
Equipment	$3,684,115	$3,230,737
Oil and natural gas properties	102,594	93,354
Buildings	56,824	56,563
Land	10,291	9,795

	3,853,824	3,390,449
Less accumulated depreciation and depletion	(1,456,606)	(1,280,047)

Property and equipment, net	$2,397,218	$2,110,402

     During the nine months ended September 30, 2010, the Company sold certain rights to explore and develop zones deeper than depths that it generally targets for certain of the oil and natural gas properties in which it has working interests. The proceeds from this sale were approximately $22.3 million and the sale resulted in a gain on disposal of $20.1 million.

6. Business Segments
     The Company’s revenues, operating profits and identifiable assets are primarily attributable to three business segments: (i) contract drilling of oil and natural gas wells, (ii) pressure pumping services and (iii) the investment, on a working interest basis, in oil and natural gas properties. Each of these segments represents a distinct type of business. These segments have separate management teams which report to the Company’s chief operating decision maker. The results of operations in these segments are regularly reviewed by the chief operating decision maker for purposes of determining resource allocation and assessing performance. As discussed in Note 2, in January 2010 the Company exited the drilling and completion fluids business which previously was reported as a business segment. Operating results for that business for the three and nine months ended September 30, 2010 and 2009 are presented as discontinued operations in the consolidated statements of operations. Separate financial data for each of our business segments is provided in the table below (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Revenues:
Contract drilling	$291,597	$112,620	$743,967	$440,359
Pressure pumping	81,104	41,687	194,219	113,408
Oil and natural gas	6,800	5,690	21,564	15,255

Total segment revenues	379,501	159,997	959,750	569,022
Elimination of intercompany revenues (a)	(838)	(326)	(2,497)	(645)

Total revenues	$378,663	$159,671	$957,253	$568,377

Income (loss) before income taxes:
Contract drilling	$41,479	$(19,911)	$72,279	$6,215
Pressure pumping	17,586	1,211	28,769	(562)
Oil and natural gas	2,465	1,854	8,209	(1,144)

	61,530	(16,846)	109,257	4,509
Corporate and other	(9,271)	(8,641)	(25,100)	(30,252)
Net gain on asset disposals (b)	250	868	21,940	423
Interest income	64	53	1,631	318
Interest expense	(6,227)	(1,448)	(9,011)	(2,734)
Other	260	228	509	263

Income (loss) from continuing operations before income taxes	$46,606	$(25,786)	$99,226	$(27,473)

	September 30,	December 31,
	2010	2009
Identifiable assets:
Contract drilling	$2,563,883	$2,129,567
Pressure pumping	246,034	213,094
Oil and natural gas	30,991	25,355
Corporate and other (c)	156,500	294,136

Total assets	$2,997,408	$2,662,152

(a)	Consists of contract drilling intercompany revenues for drilling services provided to the oil and natural gas exploration and production segment.

(b)	Net gains or losses associated with the disposal of assets relate to corporate strategy decisions of the executive management group. Accordingly, the related gains or losses have been separately presented and excluded from the results of specific segments.

(c)	Corporate and other assets at December 31, 2009 primarily include identifiable assets associated with the Company’s former drilling and completion fluids segment as well as cash on hand, income taxes receivable and certain deferred Federal income tax assets. Corporate assets at September 30, 2010 primarily include cash on hand and certain deferred Federal income tax assets.

7. Goodwill
     Goodwill is evaluated at least annually to determine if the fair value of recorded goodwill has decreased below its carrying value. The Company performs this annual evaluation in the fourth quarter of each year. For purposes of impairment testing, goodwill is evaluated at the reporting unit level. The Company’s reporting units for impairment testing have been determined to be its operating segments.
     As of September 30, 2010 and December 31, 2009, the Company had goodwill of $86.2 million, all within its contract drilling reporting unit. In the event that market conditions weaken, the Company may be required to record an impairment of goodwill in its contract drilling reporting unit in the future, and such impairment could be material.
8. Accrued Expenses
     Accrued expenses consisted of the following at September 30, 2010 and December 31, 2009 (in thousands):

	September 30,	December 31,
	2010	2009
Salaries, wages, payroll taxes and benefits	$23,929	$14,744
Workers’ compensation liability	63,660	66,015
Insurance, other than workers’ compensation	11,332	11,261
Sales, use and other taxes	16,053	10,975
Other	10,895	6,613

	$125,869	$109,608

9. Asset Retirement Obligation
     The Company records a liability for the estimated costs to be incurred in connection with the abandonment of oil and natural gas properties in the future. This liability is included in the caption “other” in the liabilities section of the consolidated balance sheet. The following table describes the changes to the Company’s asset retirement obligations during the nine months ended September 30, 2010 and 2009 (in thousands):

	Nine Months Ended
	September 30,
	2010	2009
Balance at beginning of year	$2,955	$3,047
Liabilities incurred	279	125
Liabilities settled	(331)	(304)
Accretion expense	83	89
Revision in estimated costs of plugging oil and natural gas wells	—	(14)

Asset retirement obligation at end of period	$2,986	$2,943

10. Long Term Debt
     On July 2, 2010, the Company entered into a 364-Day Credit Agreement (the “364-Day Credit Agreement”) among the Company, as borrower, and Wells Fargo Bank, N.A., as administrative agent and lender. The 364-Day Credit Agreement was a committed senior unsecured single draw term loan credit facility that permitted a borrowing of up to $250 million; provided that the loan must be drawn no later than September 30, 2010 or, if an additional fee was paid, October 30, 2010. The maturity date under the 364-Day Credit Agreement was 364 days after the date on which the closing conditions under the 364-Day Credit Agreement were met. The loan was not drawn as of September 30, 2010 and the 364-Day Credit Agreement expired at that time.
     On August 19, 2010, the Company entered into a Credit Agreement (the “2010 Credit Agreement”) among the Company, as borrower, Wells Fargo Bank, N.A., as administrative agent, letter of credit issuer, swing line lender and lender, and each of the other letter of credit issuer and lender parties thereto. The 2010 Credit Agreement is a committed senior unsecured credit facility that permits aggregate borrowings of up to $500 million pursuant to a revolving credit facility and a term loan facility. The 2010 Credit Agreement replaced a previous unsecured revolving credit facility.

     The revolving credit facility permits aggregate borrowings of up to, at any time outstanding, $400 million, which contains a letter of credit facility that, at any time outstanding, is limited to $150 million and a swing line facility that, at any time outstanding, is limited to $40 million. Subject to customary conditions, the Company may request that the lenders’ aggregate commitments with respect to the revolving credit facility be increased by up to $100 million, not to exceed total commitments of $500 million. The maturity date for the revolving facility is August 19, 2013.
     The term loan facility provided for a loan of $100 million which was funded on August 19, 2010. The term loan facility is payable in quarterly principal installments commencing November 19, 2010, and the installment amounts vary from 1.25% of the original principal amount for each of the first four quarterly installments, 2.50% of the original principal amount for each of the subsequent eight quarterly installments, 5.00% of the original principal amount for the next subsequent three quarterly installments and the remainder at maturity. The maturity date for the term loan facility is August 19, 2014.
     Loans under the 2010 Credit Agreement bear interest by reference, at the Company’s election, to the LIBOR rate or base rate, provided, that swing line loans bear interest by reference only to the base rate. The applicable margin on LIBOR rate loans varies from 2.75% to 3.75% and the applicable margin on base rate loans varies from 1.75% to 2.75%, in each case determined based upon the Company’s debt to capitalization ratio. As of September 30, 2010, the applicable margin on LIBOR rate loans was 2.75% and the applicable margin on base rate loans was 1.75%. A letter of credit fee is payable by the Company equal to the applicable margin for LIBOR rate loans times the daily amount available to be drawn under outstanding letters of credit. The commitment fee payable to the lenders for the unused portion of the revolving credit facility varies from 0.50% to 0.75% based upon the Company’s debt to capitalization ratio and was 0.50% as of September 30, 2010.
     Each domestic subsidiary of the Company other than any immaterial subsidiary has unconditionally guaranteed all existing and future indebtedness and liabilities of the Company and the other guarantors arising under the 2010 Credit Agreement and other loan documents. Such guarantees also cover obligations of the Company and any subsidiary of the Company arising under any interest rate swap contract with any person while such person is a lender or affiliate of a lender under the 2010 Credit Agreement.
     The 2010 Credit Agreement contains customary representations, warranties, indemnities and affirmative and negative covenants. The 2010 Credit Agreement also requires compliance with two financial covenants. The Company must not permit its debt to capitalization ratio to exceed 45% at any time. The 2010 Credit Agreement generally defines the debt to capitalization ratio as the ratio of (a) total borrowed money indebtedness to (b) the sum of such indebtedness plus consolidated net worth, with consolidated net worth determined as of the last day of the most recently ended fiscal quarter. The Company also must not permit the interest coverage ratio as of the last day of a fiscal quarter to be less than 3.00 to 1.00. The 2010 Credit Agreement generally defines the interest coverage ratio as the ratio of earnings before interest, taxes, depreciation and amortization (“EBITDA”) of the four prior fiscal quarters to interest charges for the same period. The Company does not expect that the restrictions and covenants will impact its ability to operate or react to opportunities that might arise.
     As of September 30, 2010, the Company had $100 million outstanding under the term loan facility at an interest rate of 3.125% and no borrowings outstanding under the revolving credit facility. The Company had $41.2 million in letters of credit outstanding at September 30, 2010 and, as a result, had available borrowing capacity of approximately $359 million at that date.
     Presented below is a schedule of the principal repayment requirements of long-term debt by fiscal year as of September 30, 2010 (in thousands):

Year ending December 31,
2010	$1,250
2011	6,250
2012	10,000
2013	12,500
2014	70,000
Thereafter	—

Total	$100,000

11. Commitments, Contingencies and Other Matters
     As of September 30, 2010, the Company maintained letters of credit in the aggregate amount of $41.2 million for the benefit of various insurance companies as collateral for retrospective premiums and retained losses which could become payable under the terms of the underlying insurance contracts. These letters of credit expire annually at various times during the year and are typically renewed. As of September 30, 2010, no amounts had been drawn under the letters of credit.
     As of September 30, 2010, the Company had commitments to purchase approximately $250 million of major equipment.
     The Company is party to various legal proceedings arising in the normal course of its business. The Company does not believe that the outcome of these proceedings, either individually or in the aggregate, will have a material adverse effect on its financial condition, results of operations or cash flows.
12. Stockholders’ Equity
     Cash Dividends — The Company paid cash dividends during the nine months ended September 30, 2009 and 2010 as follows:

	Per Share	Total
		(in thousands)
2009:
Paid on March 31, 2009	$0.05	$7,655
Paid on June 30, 2009	0.05	7,675
Paid on September 30, 2009	0.05	7,675

Total cash dividends	$0.15	$23,005

	Per Share	Total
		(in thousands)
2010:
Paid on March 30, 2010	$0.05	$7,677
Paid on June 30, 2010	0.05	7,706
Paid on September 30, 2010	0.05	7,704

Total cash dividends	$0.15	$23,087

     On October 27, 2010, the Company’s Board of Directors approved a cash dividend on its common stock in the amount of $0.05 per share to be paid on December 30, 2010 to holders of record as of December 15, 2010. The amount and timing of all future dividend payments, if any, is subject to the discretion of the Board of Directors and will depend upon business conditions, results of operations, financial condition, terms of the Company’s credit facilities and other factors.
     On August 1, 2007, the Company’s Board of Directors approved a stock buyback program authorizing purchases of up to $250 million of the Company’s common stock in open market or privately negotiated transactions. During the nine months ended September 30, 2010, the Company purchased 8,743 shares of its common stock under the program at a cost of approximately $123,000. As of September 30, 2010, the Company is authorized to purchase approximately $113 million of the Company’s outstanding common stock under the program. Shares purchased under the program are accounted for as treasury stock.
     The Company purchased 116,819 shares of treasury stock from employees during the nine months ended September 30, 2010. These shares were purchased at fair market value upon the vesting of restricted stock to provide the employees with the funds necessary to satisfy payroll tax withholding obligations. The total purchase price for these shares was approximately $1.7 million. These purchases were made pursuant to the terms of the Patterson-UTI Energy, Inc. 2005 Long-Term Incentive Plan and not pursuant to the stock buyback program.
13. Income Taxes
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
     As a result of the above conversion, the Company’s Canadian assets are no longer subject to United States taxation, provided that the related unremitted earnings are permanently reinvested in Canada. Effective January 1, 2010, the Company has elected to permanently reinvest these unremitted earnings in Canada, and it intends to do so for the foreseeable future. As a result, no deferred United States Federal or state income taxes have been provided on such unremitted foreign earnings, which totaled approximately $1.7 million as of September 30, 2010.

14. Recently Issued Accounting Standards
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
     In October 2009, the FASB issued a new accounting standard that addresses the accounting for multiple-deliverable revenue arrangements to enable vendors to account for deliverables separately rather than as a combined unit. This new standard addresses how to separate deliverables and how to measure and allocate arrangement consideration to one or more units of accounting. Existing accounting standards require a vendor to use objective and reliable evidence of fair value for the undelivered items or the residual method to separate deliverables in a multiple-deliverable arrangement. Under the new standard, it is expected that multiple-deliverable arrangements will be separated in more circumstances than under current requirements. The new standard establishes a hierarchy for determining the selling price of a deliverable for purposes of allocating revenue to multiple deliverables. The selling price used will be based on vendor-specific objective evidence if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific objective evidence nor third-party evidence is available. The new standard must be prospectively applied to all revenue arrangements entered into in fiscal years beginning on or after June 15, 2010 and will be effective for the Company on January 1, 2011. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.
15. Subsequent Events
     On October 5, 2010, the Company completed an issuance and sale of $300 million in aggregate principal amount of its 4.97% Series A Senior Notes due October 5, 2020 (the “Notes”) in a private placement. A portion of the proceeds from the Notes were used to repay a $200 million borrowing on the Company’s revolving credit facility which had been drawn to fund a portion of the acquisition that closed on October 1, 2010 as discussed in Note 3. The Notes are senior unsecured obligations of the Company, which rank equally in right of payment with all other unsubordinated indebtedness of the Company. The Notes are guaranteed on a senior unsecured basis by each of the existing domestic subsidiaries of the Company other than immaterial subsidiaries.
     The Notes bear interest at a rate of 4.97% per annum and were priced at 100% of the principal amount of the Notes. The Company will pay interest on the Notes on April 5 and October 5 of each year commencing on April 5, 2011. The Notes will mature on October 5, 2020. The Notes are prepayable at the Company’s option, in whole or in part, provided that in the case of a partial prepayment, prepayment must be in an amount not less than 5% of the aggregate principal amount of the Notes then outstanding, at any time and from time to time at 100% of the principal amount prepaid, plus accrued and unpaid interest to the prepayment date, plus a “make-whole” premium as specified in the note purchase agreement. The Company must offer to prepay the Notes upon the occurrence of any change of control. In addition, the Company must offer to prepay the Notes upon the occurrence of certain asset dispositions if the proceeds therefrom are not timely reinvested in productive assets. If any offer to prepay is accepted, the purchase price of each prepaid Note is 100% of the principal amount thereof, plus accrued and unpaid interest thereon to the prepayment date.
     The note purchase agreement requires compliance with two financial covenants. The Company must not permit its debt to capitalization ratio to exceed 50% at any time. The note purchase agreement generally defines the debt to capitalization ratio as the ratio of (a) total borrowed money indebtedness to (b) the sum of such indebtedness plus consolidated net worth, with consolidated net worth determined as of the last day of the most recently ended fiscal quarter. The Company also must not permit the interest coverage ratio as of the last day of a fiscal quarter to be less than 2.50 to 1.00. The note purchase agreement generally defines the interest coverage ratio as the ratio for the four prior quarters of EBITDA to interest charges.
     Events of default under the note purchase agreement include failure to pay principal or interest when due, failure to comply with the financial and operational covenants, a cross default event, a judgment in excess of a threshold event, the guaranty agreement ceasing to be enforceable, the occurrence of certain ERISA events, a change of control event and bankruptcy and other insolvency events. If an event of default occurs and is continuing, then holders of a majority in principal amount of the Notes have the right to declare all the Notes then outstanding to be immediately due and payable. In addition, if the Company defaults in payments on any Note, then until such defaults are cured, the holder thereof may declare all the Notes held by it to be immediately due and payable.

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
     Forward-looking statements are not guarantees of future performance and a variety of factors could cause actual results to differ materially from the anticipated or expected results expressed in or suggested by these forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, deterioration of global economic conditions, declines in oil and natural gas prices that could adversely affect demand for our services and their associated effect on day rates, rig utilization and planned capital expenditures, excess availability of land drilling rigs, including as a result of the reactivation or construction of new land drilling rigs, adverse industry conditions, adverse credit and equity market conditions, difficulty in integrating acquisitions, demand for oil and natural gas, shortages of rig equipment, governmental regulation and ability to retain management and field personnel. Refer to “Risk Factors” contained in Part 1 of our Annual Report on Form 10-K for the year ended December 31, 2009 and Part II of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 for a more complete discussion of these and other factors that might affect our performance and financial results. You are cautioned not to place undue reliance on any of our forward-looking statements. These forward-looking statements are intended to relay our expectations about the future, and speak only as of the date they are made. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, changes in internal estimates or otherwise.
ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     Management Overview — We are a leading provider of contract services to the North American oil and natural gas industry. Our services primarily involve the drilling, on a contract basis, of land-based oil and natural gas wells and, to a lesser extent, pressure pumping services. In addition to the aforementioned contract services, we also invest, on a working interest basis, in oil and natural gas properties. Prior to the sale of substantially all of the assets of our drilling and completion fluids business in January 2010, we provided drilling fluids, completion fluids and related services to oil and natural gas operators. Due to our exit from the drilling and completion fluids business in January 2010, we have presented the results of that operating segment as discontinued operations in this Report. For the three and nine months ended September 30, 2010 and 2009, our operating revenues from continuing operations consisted of the following (dollars in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2010		2009		2010		2009
Contract drilling	$290,759	77%	$112,294	70%	$741,470	78%	$439,714	77%
Pressure pumping	81,104	21	41,687	26	194,219	20	113,408	20
Oil and natural gas	6,800	2	5,690	4	21,564	2	15,255	3

	$378,663	100%	$159,671	100%	$957,253	100%	$568,377	100%

     Generally, the profitability of our business is impacted most by two primary factors in our contract drilling segment: our average number of rigs operating and our average revenue per operating day. During the third quarter of 2010, our average number of rigs operating was 178 compared to 73 in the third quarter of 2009. Our average revenue per operating day was $17,730 in the third quarter of 2010 compared to $16,800 in the third quarter of 2009. We had consolidated net income of $29.4 million for the third quarter of 2010 compared to a consolidated net loss of $18.6 million for the third quarter of 2009. The increase in consolidated net income was primarily due to our contract drilling segment experiencing an increase in the average number of rigs operating and increases in large fracturing jobs in our pressure pumping segment in the third quarter of 2010 compared to the third quarter of 2009.
     Our revenues, profitability and cash flows are highly dependent upon prevailing prices for natural gas and, to a lesser extent, oil. During periods of improved commodity prices, the capital spending budgets of oil and natural gas operators tend to expand, which generally results in increased demand for our contract services. Conversely, in periods when these commodity prices deteriorate, the demand for our contract services generally weakens and we experience downward pressure on pricing for our services. Subsequent to reaching a peak in June 2008, there was a significant decline in oil and natural gas prices and a substantial deterioration in the global economic environment. As part of this deterioration, there was substantial uncertainty in the capital markets and access to financing was reduced. Due to these conditions, our customers reduced or curtailed their drilling programs, which resulted in a decrease in demand for our services, as evidenced by the decline in our monthly average of rigs operating from a high of 283 in October 2008 to a low of 60 in June 2009 before partially recovering to 184 in September 2010. Furthermore, these factors have resulted in, and could continue to result in, certain of our customers experiencing an inability to pay suppliers, including us. We are also highly impacted by competition, the availability of excess equipment, labor issues and various other factors that could materially adversely affect our business, financial condition, cash flows and results of operations. Please see “Risk Factors” included in Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2009 and Part II of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2010.
     We believe that our liquidity as of September 30, 2010, which includes approximately $139 million in working capital and approximately $359 million available under our $400 million revolving credit facility, together with cash expected to be generated from operations, should provide us with sufficient ability to fund our current plans to build new equipment, make improvements to our existing equipment and pay cash dividends.
     On July 2, 2010, we entered into an Asset Purchase Agreement wherein one of our subsidiaries agreed to purchase certain assets and assume certain liabilities from Key Energy Pressure Pumping Services, LLC and Key Electric Wireline Services, LLC relating to the businesses of providing certain pressure pumping services and electric wireline services to participants in the oil and natural gas industry for an approximate aggregate purchase price of $238 million in cash. This transaction closed on October 1, 2010, with two of our subsidiaries purchasing such assets and assuming such liabilities. The purchase price was funded through a combination of cash on hand and a $200 million draw on our revolving credit facility. The revolving credit facility borrowing was subsequently repaid on October 5, 2010 using proceeds from the sale of $300 million in aggregate principal amount of our 4.97% Series A Senior Notes due October 5, 2020.
     If we pursue additional opportunities for growth that require capital, we believe we would be able to satisfy these needs through a combination of working capital, cash generated from operations, borrowing capacity under our revolving credit facility or additional debt or equity financing. However, there can be no assurance that such capital will be available on reasonable terms, if at all.
     Commitments and Contingencies — As of September 30, 2010, we maintained letters of credit in the aggregate amount of $41.2 million for the benefit of various insurance companies as collateral for retrospective premiums and retained losses which could become payable under the terms of the underlying insurance contracts. These letters of credit expire annually at various times during the year and are typically renewed. As of September 30, 2010, no amounts had been drawn under the letters of credit.
     As of September 30, 2010, we had commitments to purchase approximately $250 million of major equipment.
     Trading and Investing — We have not engaged in trading activities that include high-risk securities, such as derivatives and non-exchange traded contracts. We invest cash primarily in highly liquid, short-term investments such as overnight deposits and money market accounts.
     Description of Business — We conduct our contract drilling operations primarily in Texas, New Mexico, Oklahoma, Arkansas, Louisiana, Mississippi, Colorado, Utah, Wyoming, Montana, North Dakota, Pennsylvania, West Virginia and western Canada. As of September 30, 2010, we had approximately 350 marketable land-based drilling rigs. As of October 1, 2010, we provide pressure pumping and wireline services to oil and natural gas operators primarily in Texas and the Appalachian Basin. Pressure pumping services consist primarily of well stimulation and cementing for completion of new wells and remedial work on existing wells. Wireline services consist primarily of perforating, completion and production logging and casing integrity services. Prior to the sale of substantially all of the assets of our drilling and completion fluids business in January 2010, we provided drilling fluids, completion fluids and related services to oil and natural gas operators offshore in the Gulf of Mexico and on land in Texas, New Mexico, Oklahoma and Louisiana. Due to our exit from the drilling and completion fluids business in January 2010, we have presented the results of that operating segment as discontinued operations in this Report.

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
     Construction of new drilling rigs increased significantly during the last ten years. The addition of new drilling rigs to the market has significantly contributed to excess capacity. We cannot predict either the future level of demand for our contract drilling services or future conditions in the oil and natural gas contract drilling business.
Critical Accounting Policies
     In addition to established accounting policies, our consolidated financial statements are impacted by certain estimates and assumptions made by management. No changes in our critical accounting policies have occurred since the filing of our Annual Report on Form 10-K for the fiscal year ended December 31, 2009.
Liquidity and Capital Resources
     As of September 30, 2010, we had working capital of $139 million, including cash and cash equivalents of $73.9 million compared to working capital of $264 million and cash and cash equivalents of $49.9 million at December 31, 2009. The decrease in working capital during the nine months ended September 30, 2010 was primarily due to capital expenditures and deposits on equipment purchases exceeding operating cash flow.
     During the nine months ended September 30, 2010, our sources of cash flow included:
•	$402 million from operating activities,

•	$100 million in term borrowings under our $500 million credit facility,

•	$42.6 million in proceeds from the disposal of our drilling and completion fluids business, and

•	$27.2 million in proceeds from the sale of certain oil and natural gas rights and the disposal of other assets.
     During the nine months ended September 30, 2010, we used $23.1 million to pay dividends on our common stock, $10.3 million to pay debt issuance costs, and $514 million to:
•	build new drilling rigs,

•	make capital expenditures for the betterment and refurbishment of our drilling rigs,

•	acquire and procure drilling equipment and facilities to support our drilling operations,

•	fund capital expenditures for our pressure pumping segment, and

•	fund investments in oil and natural gas properties on a working interest basis.

     We paid cash dividends during the nine months ended September 30, 2010 as follows:

	Per Share	Total
		(in thousands)
Paid on March 30, 2010	$0.05	$7,677
Paid on June 30, 2010	0.05	7,706
Paid on September 30, 2010	0.05	7,704

Total cash dividends	$0.15	$23,087

     On October 27, 2010, our Board of Directors approved a cash dividend on our common stock in the amount of $0.05 per share to be paid on December 30, 2010 to holders of record as of December 15, 2010. The amount and timing of all future dividend payments, if any, is subject to the discretion of the Board of Directors and will depend upon business conditions, results of operations, financial condition, terms of our credit facilities and other factors.
     On August 1, 2007, our Board of Directors approved a stock buyback program, authorizing purchases of up to $250 million of our common stock in open market or privately negotiated transactions. During the nine months ended September 30, 2010, we purchased 8,743 shares of our common stock under the program at a cost of approximately $123,000. As of September 30, 2010, we are authorized to purchase approximately $113 million of our outstanding common stock under the program.
     On August 19, 2010, we entered into the 2010 Credit Agreement. The 2010 Credit Agreement is a committed senior unsecured credit facility that permits aggregate borrowings of up to $500 million pursuant to a revolving credit facility and a term loan facility. The 2010 Credit Agreement replaced a previous unsecured revolving credit facility.
     The revolving credit facility permits aggregate borrowings of up to, at any time outstanding, $400 million, which contains a letter of credit facility that, at any time outstanding, is limited to $150 million and a swing line facility that, at any time outstanding, is limited to $40 million. Subject to customary conditions, we may request that the lenders’ aggregate commitments with respect to the revolving credit facility be increased by up to $100 million, not to exceed total commitments of $500 million. The maturity date for the revolving facility is August 19, 2013.
     The term loan facility provided for a loan of $100 million which was funded on August 19, 2010, the proceeds of which may be used for general corporate purposes. The term loan facility is payable in quarterly principal installments commencing November 19, 2010, and the installment amounts vary from 1.25% of the original principal amount for each of the first four quarterly installments, 2.50% of the original principal amount for each of the subsequent eight quarterly installments, 5.00% of the original principal amount for the next subsequent three quarterly installments and the remainder at maturity. The maturity date for the term loan facility is August 19, 2014.
     Loans under the 2010 Credit Agreement bear interest by reference, at our election, to the LIBOR rate or base rate, provided, that swing line loans bear interest by reference only to the base rate. The applicable margin on LIBOR rate loans varies from 2.75% to 3.75% and the applicable margin on base rate loans varies from 1.75% to 2.75%, in each case determined based upon our debt to capitalization ratio. As of September 30, 2010, the applicable margin on LIBOR rate loans was 2.75% and the applicable margin on base rate loans was 1.75%. A letter of credit fee is payable by us equal to the applicable margin for LIBOR rate loans times the daily amount available to be drawn under outstanding letters of credit. The commitment fee payable to the lenders for the unused portion of the revolving credit facility varies from 0.50% to 0.75% based upon our debt to capitalization ratio and was 0.50% as of September 30, 2010.
     The 2010 Credit Agreement contains customary representations, warranties, indemnities and affirmative and negative covenants. The 2010 Credit Agreement also requires compliance with two financial covenants. We must not permit our debt to capitalization ratio to exceed 45% at any time. The 2010 Credit Agreement generally defines the debt to capitalization ratio as the ratio of (a) total borrowed money indebtedness to (b) the sum of such indebtedness plus consolidated net worth, with consolidated net worth determined as of the last day of the most recently ended fiscal quarter. We also must not permit the interest coverage ratio as of the last day of a fiscal quarter to be less than 3.00 to 1.00. The 2010 Credit Agreement generally defines the interest coverage ratio as the ratio of EBITDA of the four prior fiscal quarters to interest charges for the same period. We were in compliance with these financial covenants as of September 30, 2010. We do not expect that the restrictions and covenants will impair our ability to operate or react to opportunities that might arise.

     As of September 30, 2010, the Company had $100 million outstanding under the term loan facility at an interest rate of 3.125% and no borrowings outstanding under the revolving credit facility. The Company had $41.2 million in letters of credit outstanding at September 30, 2010 and, as a result, had available borrowing capacity of approximately $359 million at that date.
     On October 5, 2010, we completed an issuance and sale of $300 million in aggregate principal amount of our 4.97% Series A Senior Notes due October 5, 2020 (the “Notes”) in a private placement.
     The Notes bear interest at a rate of 4.97% per annum and were priced at 100% of the principal amount of the Notes. We will pay interest on the Notes on April 5 and October 5 of each year commencing on April 5, 2011. The Notes will mature on October 5, 2020. The Notes are prepayable at the our option, in whole or in part, provided that in the case of a partial prepayment, prepayment must be in an amount not less than 5% of the aggregate principal amount of the Notes then outstanding, at any time and from time to time at 100% of the principal amount prepaid, plus accrued and unpaid interest to the prepayment date, plus a “make-whole” premium as specified in the note purchase agreement. We must offer to prepay the Notes upon the occurrence of any change of control. In addition, we must offer to prepay the Notes upon the occurrence of certain asset dispositions if the proceeds therefrom are not timely reinvested in productive assets. If any offer to prepay is accepted, the purchase price of each prepaid Note is 100% of the principal amount thereof, plus accrued and unpaid interest thereon to the prepayment date.
     The note purchase agreement requires compliance with two financial covenants. We must not permit our debt to capitalization ratio to exceed 50% at any time. The note purchase agreement generally defines the debt to capitalization ratio as the ratio of (a) total borrowed money indebtedness to (b) the sum of such indebtedness plus consolidated net worth, with consolidated net worth determined as of the last day of the most recently ended fiscal quarter. We also must not permit the interest coverage ratio as of the last day of a fiscal quarter to be less than 2.50 to 1.00. The note purchase agreement generally defines the interest coverage ratio as the ratio for the four prior quarters of EBITDA to interest charges.
     Events of default under the note purchase agreement include failure to pay principal or interest when due, failure to comply with the financial and operational covenants, a cross default event, a judgment in excess of a threshold event, the guaranty agreement ceasing to be enforceable, the occurrence of certain ERISA events, a change of control event and bankruptcy and other insolvency events. If an event of default occurs and is continuing, then holders of a majority in principal amount of the Notes have the right to declare all the Notes then outstanding to be immediately due and payable. In addition, if we default in payments on any Note, then until such defaults are cured, the holder thereof may declare all the Notes held by it to be immediately due and payable.
     We believe that the current level of cash, short-term investments and borrowing capacity available under our revolving credit facility, together with cash expected to be generated from operations, should be sufficient to fund our current plans to build new equipment, make improvements to our existing equipment and pay cash dividends.
     On July 2, 2010, we entered into an Asset Purchase Agreement wherein one of our subsidiaries agreed to purchase certain assets and assume certain liabilities from Key Energy Pressure Pumping Services, LLC and Key Electric Wireline Services, LLC relating to the business of providing certain pressure pumping services and certain electric wireline services to participants in the oil and natural gas industry for an approximate aggregate purchase price of $238 million in cash. The transaction closed on October 1, 2010, with two of our subsidiaries purchasing such assets and assuming such liabilities. The purchase price was funded through a combination of cash on hand and a $200 million draw on our revolving credit facility. The revolving credit facility borrowing was subsequently repaid on October 5, 2010 using proceeds from the sale of the Notes.
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

Results of Operations
     The following tables summarize operations by business segment for the three months ended September 30, 2010 and 2009:

Contract Drilling	2010	2009	%Change
	(Dollars in thousands)
Revenues	$290,759	$112,294	158.9%
Direct operating costs	$174,999	$71,035	146.4%
Selling, general and administrative	$1,664	$1,087	53.1%
Depreciation	$72,617	$60,083	20.9%
Operating income (loss)	$41,479	$(19,911)	N/M
Operating days	16,400	6,685	145.3%
Average revenue per operating day	$17.73	$16.80	5.5%
Average direct operating costs per operating day	$10.67	$10.63	0.4%
Average rigs operating	178	73	143.8%
Capital expenditures	$192,233	$93,340	105.9%
     Revenues increased in 2010 compared to 2009 as a result of a significant increase in operating days and an increase in average revenue per operating day. Direct operating costs increased in 2010 compared to 2009 primarily as a result of an increase in the number of operating days. The increase in operating days was due to increased demand largely caused by higher prices for natural gas and oil. Significant capital expenditures were incurred in 2010 and 2009 to build new drilling rigs, to modify and upgrade our drilling rigs and to acquire additional related equipment such as top drives, drill pipe, drill collars, engines, fluid circulating systems, rig hoisting systems and safety enhancement equipment. Depreciation expense increased as a result of capital expenditures.

Pressure Pumping	2010	2009	%Change
	(Dollars in thousands)
Revenues	$81,104	$41,687	94.6%
Direct operating costs	$51,305	$31,092	65.0%
Selling, general and administrative	$2,668	$2,168	23.1%
Depreciation	$9,545	$7,216	32.3%
Operating income	$17,586	$1,211	N/M
Fracturing jobs	420	455	(7.7)%
Other jobs	1,600	1,446	10.7%
Total jobs	2,020	1,901	6.3%
Average revenue per fracturing job	$147.20	$64.52	128.1%
Average revenue per other job	$12.05	$8.53	41.3%
Average revenue per total job	$40.15	$21.93	83.1%
Average direct operating costs per total job	$25.40	$16.36	55.3%
Capital expenditures	$15,531	$3,582	333.6%
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

Oil and Natural Gas Production and Exploration	2010	2009	%Change
	(Dollars in thousands,
	except sales prices)
Revenues	$6,800	$5,690	19.5%
Direct operating costs	$1,484	$1,780	(16.6)%
Depreciation, depletion and impairment	$2,851	$2,056	38.7%
Operating income	$2,465	$1,854	33.0%
Capital expenditures	$4,782	$2,214	116.0%
Average net daily oil production (Bbls)	828	735	12.7%
Average net daily natural gas production (Mcf)	2,558	3,172	(19.4)%
Average oil sales price (per Bbl)	$73.26	$66.01	11.0%
Average natural gas sales price (per Mcf)	$5.19	$4.20	23.6%
     Revenues increased due to higher average sales prices of oil and natural gas and increased oil production partially offset by a reduction in natural gas production. Depreciation, depletion and impairment expense in 2010 includes approximately $119,000 incurred to impair certain oil and natural gas properties compared to approximately $249,000 incurred to impair certain oil and natural gas properties in 2009. Capital expenditures increased in 2010 as a result of greater drilling activity and increased costs per well.

Corporate and Other	2010	2009	%Change
	(Dollars in thousands)
Selling, general and administrative	$9,353	$8,129	15.1%
Depreciation	$418	$227	84.1%
Provision for bad debts	$(500)	$285	N/M
Net gain (loss) on asset disposals	$250	$868	(71.2)%
Interest income	$64	$53	20.8%
Interest expense	$6,227	$1,448	330.0%
Other income	$260	$228	14.0%
Capital expenditures	$2,288	$4,762	52.0%
     Selling, general and administrative expense increased in 2010 primarily as a result of increased personnel costs. The provision for bad debts in 2009 resulted from an increase in our reserve on specific account balances based on the deteriorating economic and credit environment at the time. The negative provision for bad debts in 2010 is the result of reductions in our reserve for specific accounts due to improved industry conditions. Gains and losses on the disposal of assets are treated as part of our corporate activities because such transactions relate to corporate strategy decisions of our executive management group. Interest expense increased due to the recognition of deferred financing costs. Interest expense in 2010 includes $3.3 million due to the recognition of remaining deferred financing costs associated with the revolving credit facility that was replaced in August 2010 and includes $1.3 million due to the recognition of deferred financing costs associated with the 364-Day Credit Agreement as it expired on September 30, 2010. Capital expenditures have increased in 2010 due to the ongoing implementation of a new enterprise resource planning system.
     The following tables summarize operations by business segment for the nine months ended September 30, 2010 and 2009:

Contract Drilling	2010	2009	%Change
	(Dollars in thousands)
Revenues	$741,470	$439,714	68.6%
Direct operating costs	$459,448	$254,306	80.7%
Selling, general and administrative	$3,816	$3,169	20.4%
Depreciation	$205,927	$176,024	17.0%
Operating income	$72,279	$6,215	N/M
Operating days	43,407	23,878	81.8%
Average revenue per operating day	$17.08	$18.42	(7.3)%
Average direct operating costs per operating day	$10.58	$10.65	(0.7)%
Average rigs operating	159	87	82.8%
Capital expenditures	$455,708	$308,789	47.6%
     Revenues increased in 2010 compared to 2009 as a result of a significant increase in operating days somewhat reduced by the impact of a decrease in average revenue per operating day. Average revenue per operating day decreased in 2010 primarily due to decreases in dayrates for rigs that were operating in the spot market and a smaller proportion of rigs on term contracts which are generally at higher rates. Revenues in 2009 also included $8.0 million from the early termination of drilling contracts. We recognized no revenues from the early termination of drilling contracts in 2010. Direct operating costs increased in 2010 compared to 2009 primarily as a result of an increase in the number of operating days. The increase in operating days was due to increased demand largely caused by higher prices for natural gas and oil. Significant capital expenditures were incurred in 2010 and 2009 to build new drilling rigs, to modify and upgrade our drilling rigs and to acquire additional related equipment such as top drives, drill pipe, drill collars, engines, fluid circulating systems, rig hoisting systems and safety enhancement equipment. Depreciation expense increased as a result of capital expenditures.

Pressure Pumping	2010	2009	%Change
	(Dollars in thousands)
Revenues	$194,219	$113,408	71.3%
Direct operating costs	$132,401	$87,419	51.5%
Selling, general and administrative	$8,014	$6,508	23.1%
Depreciation	$25,035	$20,043	24.9%
Operating income (loss)	$28,769	$(562)	N/M
Fracturing jobs	1,078	1,200	(10.2)%
Other jobs	4,350	4,151	4.8%
Total jobs	5,428	5,351	1.4%
Average revenue per fracturing job	$134.31	$64.61	107.9%
Average revenue per other job	$11.36	$8.64	31.5%
Average revenue per total job	$35.78	$21.19	68.9%
Average direct operating costs per total job	$24.39	$16.34	49.3%
Capital expenditures	$36,342	$32,155	13.0%
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

Oil and Natural Gas Production and Exploration	2010	2009	%Change
	(Dollars in thousands,
	except sales prices)
Revenues	$21,564	$15,255	41.4%
Direct operating costs	$5,326	$5,576	(4.5)%
Depreciation, depletion and impairment	$8,029	$10,823	(25.8)%
Operating income (loss)	$8,209	$(1,144)	N/M
Capital expenditures	$15,902	$4,735	235.8%
Average net daily oil production (Bbls)	829	790	4.9%
Average net daily natural gas production (Mcf)	2,916	3,385	(13.9)%
Average oil sales price (per Bbl)	$75.05	$53.47	40.4%
Average natural gas sales price (per Mcf)	$5.75	$4.04	42.3%
     Revenues increased due to higher average sales prices of oil and natural gas partially offset by a reduction in natural gas production. Average net daily natural gas production decreased primarily due to production declines on existing wells. Depreciation, depletion and impairment expense in 2010 includes approximately $789,000 incurred to impair certain oil and natural gas properties compared to approximately $3.3 million incurred to impair certain oil and natural gas properties in 2009. Depletion expense decreased approximately $378,000 primarily due to lower natural gas production. Capital expenditures increased in 2010 as a result of greater drilling activity and increased costs per well.

Corporate and Other	2010	2009	%Change
	(Dollars in thousands)
Selling, general and administrative	$25,661	$23,536	9.0%
Depreciation	$939	$681	37.9%
Provision for bad debts	$(1,500)	$6,035	N/M
Net gain on asset disposals	$21,940	$423	N/M
Interest income	$1,631	$318	412.9%
Interest expense	$9,011	$2,734	229.6%
Other income	$509	$263	93.5%
Capital expenditures	$5,727	$4,762	20.3%
     Selling, general and administrative expense increased in 2010 primarily as a result of increased personnel costs. The provision for bad debts in 2009 resulted from an increase in our reserve on specific account balances based on the deteriorating economic and credit environment at the time. The negative provision for bad debts in 2010 is the result of collections of certain accounts that had previously been reserved and reductions in our reserve for certain accounts due to improved industry conditions. Gains and losses on the disposal of assets are treated as part of our corporate activities because such transactions relate to corporate strategy decisions of our executive management group. The gain on asset disposals in 2010 includes a gain of $20.1 million related to the sale of certain rights to explore and develop zones deeper than depths that we generally target for certain of the oil and natural gas properties in which we have working interests. Interest income increased due to the collection of interest on a customer account as well as interest received on prior overpayments of sales taxes in certain jurisdictions. Interest expense increased due to the recognition of deferred financing costs. Interest expense in 2010 includes $3.3 million due to the recognition of remaining deferred financing costs associated with the revolving credit facility that was replaced in August 2010 and includes $1.3 million due to the recognition of deferred financing costs associated with the 364-Day Credit Agreement as it expired on September 30, 2010. Capital expenditures have increased in 2010 due to the ongoing implementation of a new enterprise resource planning system.
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
     As a result of the above conversion, our Canadian assets are no longer subject to United States taxation, provided that the related unremitted earnings are permanently reinvested in Canada. Effective January 1, 2010, we have elected to permanently reinvest these unremitted earnings in Canada, and we intend to do so for the foreseeable future. As a result, no deferred United States Federal or state income taxes have been provided on such unremitted foreign earnings, which totaled approximately $1.7 million as of September 30, 2010.
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
     In October 2009, the FASB issued a new accounting standard that addresses the accounting for multiple-deliverable revenue arrangements to enable vendors to account for deliverables separately rather than as a combined unit. This new standard addresses how to separate deliverables and how to measure and allocate arrangement consideration to one or more units of accounting. Existing accounting standards require a vendor to use objective and reliable evidence of fair value for the undelivered items or the residual method to separate deliverables in a multiple-deliverable arrangement. Under the new standard, it is expected that multiple-deliverable arrangements will be separated in more circumstances than under current requirements. The new standard establishes a hierarchy for determining the selling price of a deliverable for purposes of allocating revenue to multiple deliverables. The selling price used will be based on vendor-specific objective evidence if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific objective evidence nor third-party evidence is available. The new standard must be prospectively applied to all revenue arrangements entered into in fiscal years beginning on or after June 15, 2010 and will be effective for the Company on January 1, 2011. The adoption of this standard is not expected to have a material impact on our consolidated financial position, results of operations or cash flows.
Volatility of Oil and Natural Gas Prices and its Impact on Operations and Financial Condition
     Our revenue, profitability, financial condition and rate of growth are substantially dependent upon prevailing prices for natural gas and oil. For many years, oil and natural gas prices and markets have been extremely volatile. Prices are affected by market supply and demand factors as well as international military, political and economic conditions, and the ability of OPEC to set and maintain production and price targets. All of these factors are beyond our control. During 2008, the monthly average market price of natural gas (monthly average Henry Hub price as reported by the Energy Information Administration) peaked in June at $13.06 per Mcf before rapidly declining to an average of $5.99 per Mcf in December. In 2009, the monthly average market price of natural gas declined further to a low of $3.06 per Mcf in September. This decline in the market price of natural gas resulted in our customers significantly reducing their drilling activities beginning in the fourth quarter of 2008 and drilling activities remained low throughout 2009. Construction of new land drilling rigs in the United States during the last ten years has significantly contributed to excess capacity. As a result of these factors, our average number of rigs operating has declined significantly from historic highs. We expect oil and natural gas prices to continue to be volatile and to affect our financial condition, operations and ability to access sources of capital. Low market prices for natural gas and oil would likely result in demand for our drilling rigs decreasing and would adversely affect our operating results, financial condition and cash flows.
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
ITEM 3. Quantitative and Qualitative Disclosures About Market Risk
     We currently have exposure to interest rate market risk associated with any borrowings that we have under our term credit facility or our revolving credit facility. Interest is paid on the outstanding principal amount of borrowings at a floating rate based on, at our election, LIBOR or a base rate. The margin on LIBOR loans ranges from 2.75% to 3.75% and the margin on base rate loans ranges from 1.75% to 2.75%, based on our debt to capitalization ratio. At September 30, 2010, the margin on LIBOR loans was 2.75% and the margin on base rate loans was 1.75%. As of September 30, 2010, we had no borrowings outstanding under our revolving credit facility and $100 million outstanding under our term credit facility at an interest rate of 3.125%.
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
     Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of September 30, 2010.

     Changes in Internal Control Over Financial Reporting —There were no changes in our internal control over financial reporting during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act.
PART II — OTHER INFORMATION
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
     The table below sets forth the information with respect to purchases of our common stock made by us during the quarter ended September 30, 2010.

				Approximate Dollar
			Total Number of	Value of Shares
			Shares (or Units)	That May Yet Be
			Purchased as Part	Purchased Under the
	Total	Average Price	of Publicly	Plans or
	Number of Shares	Paid per	Announced Plans	Programs (in
Period Covered	Purchased	Share	or Programs	thousands)(1)
July 1-31, 2010 (2)	51	$15.90	—	$113,162
August 1-31, 2010 (2)	27,968	$14.79	2,637	$113,123
September 1-30, 2010 (2)	51	$16.84	—	$113,123

Total	28,070	$14.79	2,637	$113,123

(1)	On August 2, 2007, we announced that our Board of Directors approved a stock buyback program authorizing purchases of up to $250 million of our common stock in open market or privately negotiated transactions.

(2)	We purchased 51 shares in July, 25,331 shares in August and 51 shares in September from employees to provide the respective employees with the funds necessary to satisfy their tax withholding obligations with respect to the vesting of restricted shares. The price paid was the closing price of our common stock on the last business day prior to the date the shares vested. These purchases were made pursuant to the terms of the Patterson-UTI Energy, Inc. 2005 Long-Term Incentive Plan and not pursuant to the stock buyback program.
ITEM 6. Exhibits
     The following exhibits are filed herewith or incorporated by reference, as indicated:

2.1	Asset Purchase Agreement dated July 2, 2010 by and among Patterson-UTI Energy, Inc., Portofino Acquisition Company, Key Energy Pressure Pumping Services, LLC, Key Electric Wireline Services, LLC, and Key Energy Services, Inc. (filed July 6, 2010 as Exhibit 2.1 to the Company’s Current Report on Form 8-K and incorporated herein by reference).

2.2*	Letter Agreement dated September 1, 2010 by and among Patterson-UTI Energy, Inc., Universal Pressure Pumping, Inc., Universal Wireline, Inc., Key Energy Services, Inc., Key Energy Pressure Pumping Services, LLC and Key Electric Wireline Services LLC.

2.3*	Letter Agreement dated October 1, 2010 by and among Patterson-UTI Energy, Inc., Universal Pressure Pumping, Inc., Universal Wireline, Inc., Key Energy Services, Inc., Key Energy Pressure Pumping Services, LLC and Key Electric Wireline Services LLC.

3.1	Restated Certificate of Incorporation, as amended (filed August 9, 2004 as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004 and incorporated herein by reference).

3.2	Amendment to Restated Certificate of Incorporation, as amended (filed August 9, 2004 as Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004 and incorporated herein by reference).

3.3	Second Amended and Restated Bylaws (filed August 6, 2007 as Exhibit 3.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2007 and incorporated herein by reference).

10.1	Fifth Amendment to the Patterson-UTI Energy, Inc. 2005 Long-Term Incentive Plan (filed August 2, 2010 as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2010 and incorporated herein by reference).

10.2	364-Day Credit Agreement dated July 2, 2010, among Patterson-UTI Energy, Inc., as borrower, and Wells Fargo Bank, N.A., as administrative agent and lender (filed July 6, 2010 as Exhibit 10.1 to the Company’s Current Report on Form 8-K and incorporated herein by reference).

10.3	Credit Agreement dated August 19, 2010, among Patterson-UTI Energy, Inc., as borrower, Wells Fargo Bank, N.A., as administrative agent, letter of credit issuer, swingline lender and lender and each of the other letter of credit issuer and lender parties thereto (filed August 19, 2010 as Exhibit 10.1 to the Company’s Current Report on Form 8-K and incorporated herein by reference).

10.4	Note Purchase Agreement dated October 5, 2010 by and among the Company and the purchasers named therein (filed October 6, 2010 as Exhibit 10.1 to the Company’s Current Report on Form 8-K and incorporated herein by reference).

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	The following materials from Patterson-UTI Energy, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Changes in Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements, tagged as blocks of text.

*	filed herewith

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PATTERSON-UTI ENERGY, INC.
By:	/s/ Gregory W. Pipkin
Gregory W. Pipkin
(Principal Accounting Officer and Duly Authorized Officer) Chief Accounting Officer and Assistant Secretary

DATED: November 1, 2010