Form 10-Q
period 2011-03-31
PATTERSON UTI ENERGY INC
filed 2011-05-02
CIK 889900

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011
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
     154,517,583 shares of common stock, $0.01 par value, as of April 29, 2011

PATTERSON-UTI ENERGY, INC. AND SUBSIDIARIES

Page
PART I — FINANCIAL INFORMATION

ITEM 1. Financial Statements
Unaudited consolidated balance sheets	1
Unaudited consolidated statements of operations	2
Unaudited consolidated statements of changes in stockholders’ equity	3
Unaudited consolidated statements of cash flows	5
Notes to unaudited consolidated financial statements	6
ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	17
ITEM 3. Quantitative and Qualitative Disclosures About Market Risk	24
ITEM 4. Controls and Procedures	24

PART II — OTHER INFORMATION

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds	25
ITEM 6. Exhibits	25
Signature	26
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
PATTERSON-UTI ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands, except share data)

	March 31,	December 31,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$37,670	$27,612
Accounts receivable, net of allowance for doubtful accounts of $5,114 at March 31, 2011 and December 31, 2010	383,328	337,167
Federal and state income taxes receivable	72,731	75,062
Inventory	18,387	17,215
Deferred tax assets, net	52,501	26,815
Assets held for sale	—	23,370
Other	48,630	50,169

Total current assets	613,247	557,410
Property and equipment, net	2,706,213	2,620,900
Goodwill and intangible assets	178,656	179,683
Deposits on equipment purchases	71,587	51,084
Other	13,263	13,954

Total assets	$3,582,966	$3,423,031

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$193,409	$162,400
Accrued expenses	141,070	147,315
Current portion of long-term debt	7,500	6,250

Total current liabilities	341,979	315,965
Long-term debt	390,000	392,500
Deferred tax liabilities, net	576,060	511,422
Other	16,057	15,537

Total liabilities	1,324,096	1,235,424

Commitments and contingencies (see Note 11)
Stockholders’ equity:
Preferred stock, par value $.01; authorized 1,000,000 shares, no shares issued	—	—
Common stock, par value $.01; authorized 300,000,000 shares with 181,576,189 and 181,537,568 issued and 154,231,495 and 154,193,754 outstanding at March 31, 2011 and December 31, 2010, respectively	1,816	1,815
Additional paid-in capital	801,681	796,641
Retained earnings	2,051,543	1,987,999
Accumulated other comprehensive income	24,295	21,597
Treasury stock, at cost, 27,344,694 shares and 27,343,814 shares at March 31, 2011 and December 31, 2010, respectively	(620,465)	(620,445)

Total stockholders’ equity	2,258,870	2,187,607

Total liabilities and stockholders’ equity	$3,582,966	$3,423,031

The accompanying notes are an integral part of these unaudited consolidated financial statements.

PATTERSON-UTI ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except per share data)

	Three Months Ended
	March 31,
	2011	2010
Operating revenues:
Contract drilling	$377,358	$210,745
Pressure pumping	179,659	53,751
Oil and natural gas	10,387	7,102

Total operating revenues	567,404	271,598

Operating costs and expenses:
Contract drilling	218,699	135,146
Pressure pumping	118,575	39,131
Oil and natural gas	1,997	2,062
Depreciation, depletion, amortization and impairment	96,215	75,716
Selling, general and administrative	15,975	11,463
Net (gain) loss on asset disposals	(1,604)	249

Total operating costs and expenses	449,857	263,767

Operating income	117,547	7,831

Other income (expense):
Interest income	43	187
Interest expense	(3,889)	(1,401)
Other	119	75

Total other income (expense)	(3,727)	(1,139)

Income before income taxes	113,820	6,692

Income tax expense (benefit):
Current	3,582	(4,417)
Deferred	38,619	6,923

Total income tax expense	42,201	2,506

Income from continuing operations	71,619	4,186
Loss from discontinued operations, net of income taxes	(367)	—

Net income	$71,252	$4,186

Basic income (loss) per common share:
Income from continuing operations	$0.46	$0.03
Loss from discontinued operations, net of income taxes	$0.00	$0.00
Net income	$0.46	$0.03

Diluted income (loss) per common share:
Income from continuing operations	$0.46	$0.03
Loss from discontinued operations, net of income taxes	$0.00	$0.00
Net income	$0.46	$0.03

Weighted average number of common shares outstanding:
Basic	153,122	152,458

Diluted	154,653	153,122

Cash dividends per common share	$0.05	$0.05

The accompanying notes are an integral part of these unaudited consolidated financial statements.

PATTERSON-UTI ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(unaudited, in thousands)

					Accumulated
	Common Stock		Additional		Other
	Number of		Paid-in	Retained	Comprehensive	Treasury
	Shares	Amount	Capital	Earnings	Income	Stock	Total
Balance, December 31, 2010	181,538	$1,815	$796,641	$1,987,999	$21,597	$(620,445)	$2,187,607

Comprehensive income:
Net income	—	—	—	71,252	—	—	71,252
Foreign currency translation adjustment	—	—	—	—	2,698	—	2,698

Total comprehensive income	—	—	—	71,252	2,698	—	73,950

Issuance of restricted stock	12	—	—	—	—	—	—
Forfeitures of restricted stock	(15)	—	—	—	—	—	—
Exercise of stock options	41	1	398	—	—	—	399
Stock-based compensation	—	—	4,307	—	—	—	4,307
Tax benefit related to stock-based compensation	—	—	335	—	—	—	335
Payment of cash dividends	—	—	—	(7,708)	—	—	(7,708)
Purchase of treasury stock	—	—	—	—	—	(20)	(20)

Balance, March 31, 2011	181,576	$1,816	$801,681	$2,051,543	$24,295	$(620,465)	$2,258,870

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

PATTERSON-UTI ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Three Months Ended
	March 31,
	2011	2010
Cash flows from operating activities:
Net income	$71,252	$4,186
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion, amortization and impairment	96,215	75,716
Dry holes and abandonments	48	350
Deferred income tax expense	38,619	6,923
Stock-based compensation expense	4,307	4,126
Net (gain) loss on asset disposals	(1,604)	249
Tax expense related to stock-based compensation	—	(233)
Changes in operating assets and liabilities:
Accounts receivable	(48,152)	(25,732)
Income taxes receivable/payable	2,332	(3,617)
Inventory and other assets	1,205	(2,248)
Accounts payable	14,053	19,465
Accrued expenses	(5,349)	(2,632)
Other liabilities	520	506
Net cash provided by (used in) operating activities of discontinued operations	(339)	10,687

Net cash provided by operating activities	173,107	87,746

Cash flows from investing activities:
Purchases of property and equipment	(182,552)	(108,938)
Proceeds from disposal of assets	1,954	288
Net cash provided by investing activities of discontinued operations	25,500	42,646

Net cash used in investing activities	(155,098)	(66,004)

Cash flows from financing activities:
Purchases of treasury stock	(20)	(388)
Dividends paid	(7,708)	(7,677)
Repayment of long-term debt	(1,250)	—
Tax benefit related to stock-based compensation	335	—
Proceeds from exercise of stock options	399	163

Net cash used in financing activities	(8,244)	(7,902)

Effect of foreign exchange rate changes on cash	293	167

Net increase in cash and cash equivalents	10,058	14,007
Cash and cash equivalents at beginning of period	27,612	49,877

Cash and cash equivalents at end of period	$37,670	$63,884

Supplemental disclosure of cash flow information:
Net cash (paid) received during the period for:
Interest expense, net of capitalized interest of $2,043 in 2011 and $0 in 2010	$—	$(1,700)
Income taxes	$(179)	$912

Supplemental investing and financing information:
Net increase in payables for purchases of property and equipment	$17,221	$62,235
Net increase in deposits on equipment purchases	$(20,503)	$(16,798)

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
     The unaudited interim consolidated financial statements have been prepared by management of the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations, although the Company believes the disclosures included either on the face of the financial statements or herein are sufficient to make the information presented not misleading. In the opinion of management, all adjustments which are of a normal recurring nature considered necessary for a fair statement of the information in conformity with accounting principles generally accepted in the United States have been included. The Unaudited Consolidated Balance Sheet as of December 31, 2010, as presented herein, was derived from the audited consolidated balance sheet of the Company, but does not include all disclosures required by accounting principles generally accepted in the United States of America. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010. The results of operations for the three months ended March 31, 2011 are not necessarily indicative of the results to be expected for the full year.
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
     The Company provides a dual presentation of its net income (loss) per common share in its unaudited consolidated statements of operations: Basic net income (loss) per common share (“Basic EPS”) and diluted net income (loss) per common share (“Diluted EPS”).
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

     The following table presents information necessary to calculate income from continuing operations per share, loss from discontinued operations per share and net income per share for the three months ended March 31, 2011 and 2010 as well as potentially dilutive securities excluded from the weighted average number of diluted common shares outstanding, as their inclusion would have been anti-dilutive (in thousands, except per share amounts):

	Three Months Ended
	March 31,
	2011	2010
BASIC EPS:
Income from continuing operations	$71,619	$4,186
Adjust for income attributed to holders of non-vested restricted stock	(501)	(31)

Income from continuing operations attributed to common stockholders	$71,118	$4,155

Loss from discontinued operations, net	$(367)	$—
Adjust for loss attributed to holders of non-vested restricted stock	3	—

Loss from discontinued operations attributed to common stockholders	$(364)	$—

Weighted average number of common shares outstanding, excluding non-vested shares of restricted stock	153,122	152,458

Basic income from continuing operations per common share	$0.46	$0.03
Basic loss from discontinued operations per common share	$0.00	$0.00
Basic net income per common share	$0.46	$0.03

DILUTED EPS:
Income from continuing operations attributed to common stockholders	$71,118	$4,155
Add incremental earnings related to potential common shares	4	—

Adjusted income from continuing operations attributed to common stockholders	$71,122	$4,155

Weighted average number of common shares outstanding, excluding non-vested shares of restricted stock	153,122	152,458
Add dilutive effect of potential common shares	1,531	664

Weighted average number of diluted common shares outstanding	154,653	153,122

Diluted income from continuing operations per common share	$0.46	$0.03
Diluted loss from discontinued operations per common share	$0.00	$0.00
Diluted net income per common share	$0.46	$0.03

Potentially dilutive securities excluded as anti-dilutive	725	4,198

2. Discontinued Operations
     On January 27, 2011, the stock of the Company’s electric wireline subsidiary, Universal Wireline, Inc., was sold in a cash transaction for $25.5 million. Except for inventory, the working capital of Universal Wireline, Inc. was excluded from the sale and retained by a subsidiary of the Company. Universal Wireline, Inc. was formed in 2010 to acquire the electric wireline business of Key Energy Services, Inc., as discussed in Note 3. The results of operations of this business have been presented as results of discontinued operations in these consolidated financial statements. As of December 31, 2010, the assets to be disposed of were classified as held for sale and are presented separately within current assets under the caption “Assets held for sale” in the consolidated balance sheet. Upon being classified as held for sale, the assets to be disposed of were recorded at fair value less estimated costs to sell resulting in a charge of $2.2 million. Due to the fact that the carrying value of the assets had been adjusted to net realizable value during 2010, no significant additional gain or loss was recognized in connection with the sale in 2011.
     On January 20, 2010, the Company exited the drilling and completion fluids business, which had previously been presented as one of the Company’s reportable operating segments. On that date, the Company’s wholly owned subsidiary, Ambar Lone Star Fluids Services LLC, completed the sale of substantially all of its assets, excluding billed accounts receivable. The sales price was approximately $42.6 million. Upon the Company’s exit from the drilling and completion fluids business, the Company classified its drilling and completion fluids operating segment as a discontinued operation and an impairment loss was recognized in 2009 to reduce the carrying value of the assets to be disposed of to fair value less estimated costs to sell and no significant gain or loss was recognized in connection with the sale in 2010. The results of operations of this business have been reclassified and presented as results of discontinued operations for all periods presented in these consolidated financial statements.

     Summarized operating results from discontinued operations for the three months ended March 31, 2011, and 2010 are shown below (in thousands):

	Three Months Ended
	March 31,
	2011	2010
Electric wireline revenues	$1,104	$—
Drilling and completion fluids revenues	—	3,737

Operating revenues from discontinued operations	$1,104	$3,737

Loss before income taxes	$(576)	$—
Income tax benefit	209	—

Loss from discontinued operations, net of income tax	$(367)	$—

3. Acquisitions
     On October 1, 2010, two subsidiaries of the Company, Universal Pressure Pumping, Inc. and Universal Wireline, Inc., completed the acquisition of certain assets from Key Energy Pressure Pumping Services, LLC and Key Electric Wireline Services, LLC relating to the businesses of providing pressure pumping services and electric wireline services to participants in the oil and natural gas industry. This acquisition expanded the Company’s pressure pumping operations to additional markets primarily in Texas. As discussed in Note 2, the electric wireline business was classified as held for sale at December 31, 2010 and was subsequently sold on January 27, 2011. Results of operations of the acquired pressure pumping business are included in the Company’s consolidated results of operations from the date of acquisition. Revenues of $96.8 million and income from operations of $27.6 million from the acquired pressure pumping business are included in the consolidated statement of operations for the three months ended March 31, 2011.
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
     Stock Options. The Company estimates the grant date fair values of stock options using the Black-Scholes-Merton valuation model. Volatility assumptions are based on the historic volatility of the Company’s common stock over the most recent period equal to the expected term of the options as of the date the options are granted. The expected term assumptions are based on the Company’s experience with respect to employee stock option activity. Dividend yield assumptions are based on the expected dividends at the time the options are granted. The risk-free interest rate assumptions are determined by reference to United States Treasury yields. Weighted-average assumptions used to estimate the grant date fair values for stock options granted in the three month periods ended March 31, 2011 and 2010 follow:

	Three Months Ended
	March 31,
	2011	2010
Volatility	47.43%	47.30%
Expected term (in years)	5.00	5.00
Dividend yield	0.93%	1.30%
Risk-free interest rate	2.01%	2.69%

     Stock option activity from January 1, 2011 to March 31, 2011 follows:

		Weighted
		Average
	Underlying	Exercise
	Shares	Price
Outstanding at January 1, 2011	7,710,102	$19.58
Granted	40,000	$21.55
Exercised	(41,051)	$9.70

Outstanding at March 31, 2011	7,709,051	$19.64

Exercisable at March 31, 2011	6,242,467	$20.81

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
     Restricted stock activity from January 1, 2011 to March 31, 2011 follows:

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Non-vested restricted stock outstanding at January 1, 2011	1,114,051	$16.05
Granted	12,000	$21.55
Vested	(58,955)	$19.63
Forfeited	(14,430)	$18.99

Non-vested restricted stock outstanding at March 31, 2011	1,052,666	$15.87

     Restricted Stock Units. For all restricted stock unit awards made to date, shares of common stock are not issued until the units vest. Restricted stock units are subject to forfeiture for failure to fulfill service conditions. Non-forfeitable cash dividend equivalents are paid on non-vested restricted stock units.
     Restricted stock unit activity from January 1, 2011 to March 31, 2011 follows:

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Non-vested restricted stock units outstanding at January 1, 2011	17,834	$19.73
Granted	—	$—
Vested	—	$—
Forfeited	—	$—

Non-vested restricted stock units outstanding at March 31, 2011	17,834	$19.73

     Performance Unit Awards. On April 28, 2009, the Company granted cash-settled performance unit awards to certain executive officers (the “2009 Performance Units”). The 2009 Performance Units provide for those executive officers to receive a cash payment upon the achievement of certain performance goals established by the Company during a specified period. The performance period for the 2009 Performance Units is the period from April 1, 2009 through March 31, 2012, but can extend through March 31, 2014 in certain circumstances. The performance goals for the 2009 Performance Units are tied to the Company’s total shareholder return for the performance period as compared to total shareholder return for a peer group determined by the Compensation Committee of the Board of Directors. These goals are considered to be market conditions under the relevant accounting standards and the market conditions are factored into the determination of the fair value of the performance units. Generally, the recipients will receive a base payment if the Company’s total shareholder return is positive and, when compared to the peer group, is at or above the 25th percentile but less than the 50th percentile, two times the base if at or above the 50th percentile but less than the 75th percentile, and four times the base if at the 75th percentile or higher. The total base amount with respect to the 2009 Performance Units is approximately $1.7 million. Because the 2009 Performance Units are to be settled in cash at the end of the performance period, they are accounted for as liability awards and the Company’s pro-rated obligation is measured at estimated fair value at the end of each reporting period using a Monte Carlo simulation model. As of March 31, 2011 this pro-rated obligation was approximately $3.5 million and is included in the caption “other” in the liabilities section of the consolidated balance sheet. Compensation expense associated with the 2009 Performance Units was approximately $1.2 million for the three months ended March 31, 2011 and a benefit of approximately $304,000 was recognized for the three months ended March 31, 2010.
     On April 27, 2010, the Company granted stock-settled performance unit awards to certain executive officers (the “2010 Performance Units”). The 2010 Performance Units provide for those executive officers to receive a grant of shares of stock upon the achievement of certain performance goals established by the Company during a specified period. The performance period for the 2010 Performance Units is the period from April 1, 2010 through March 31, 2013, but can extend through March 31, 2015 in certain circumstances. The performance goals for the 2010 Performance Units are tied to the Company’s total shareholder return for the performance period as compared to total shareholder return for a peer group determined by the Compensation Committee of the Board of Directors. These goals are considered to be market conditions under the relevant accounting standards and the market conditions are factored into the determination of the fair value of the performance units. Generally, the recipients will receive a base number of shares if the Company’s total shareholder return is positive and, when compared to the peer group, is at or above the 25th percentile but less than the 50th percentile, two times the base if at or above the 50th percentile but less than the 75th percentile, and four times the base if at the 75th percentile or higher. The grant of shares when achievement is between the 25th and 75th percentile will be determined on a pro-rata basis. The total base number of shares with respect to the 2010 Performance Units is 89,375 shares. Because the 2010 Performance Units are stock-settled awards, they are accounted for as equity awards and measured at fair value on the date of grant. The fair value of the 2010 Performance Units as of the date of grant was approximately $3.1 million using a Monte Carlo simulation model. This amount will be recognized on a straight-line basis over the performance period. Compensation expense associated with the 2010 Performance Units was approximately $260,000 for the three months ended March 31, 2011.
5. Property and Equipment
     Property and equipment consisted of the following at March 31, 2011 and December 31, 2010 (in thousands):

	March 31,	December 31,
	2011	2010
Equipment	$4,088,600	$3,972,891
Oil and natural gas properties	114,693	110,749
Buildings	61,429	61,425
Land	11,103	11,074

	4,275,825	4,156,139
Less accumulated depreciation and depletion	(1,569,612)	(1,535,239)

Property and equipment, net	$2,706,213	$2,620,900

6. Business Segments
     The Company’s revenues, operating profits and identifiable assets are primarily attributable to three business segments: (i) contract drilling of oil and natural gas wells, (ii) pressure pumping services and (iii) the investment, on a working interest basis, in oil and natural gas properties. Each of these segments represents a distinct type of business. These segments have separate management teams which report to the Company’s chief operating decision maker. The results of operations in these segments are regularly reviewed by the chief operating decision maker for purposes of determining resource allocation and assessing performance. As discussed in Note 2, in January 2010 the Company exited the drilling and completion fluids business which previously was reported as a business segment. Operating results for that business for the three months ended March 31, 2010 are presented as discontinued operations in the consolidated statements of operations. Also included in discontinued operations for the three months ended March 31, 2011 are the operating results for an electric wireline business that was acquired on October 1, 2010 and sold in January 2011. Separate financial data for each of our business segments is provided in the table below (in thousands):

	Three Months Ended
	March 31,
	2011	2010
Revenues:
Contract drilling	$378,025	$211,477
Pressure pumping	179,659	53,751
Oil and natural gas	10,387	7,102

Total segment revenues	568,071	272,330
Elimination of intercompany revenues (a)	(667)	(732)

Total revenues	$567,404	$271,598

	Three Months Ended
	March 31,
	2011	2010
Income before income taxes:
Contract drilling	$80,519	$8,701
Pressure pumping	41,378	4,477
Oil and natural gas	4,818	2,817

	126,715	15,995
Corporate and other	(10,772)	(7,915)
Net gain (loss) on asset disposals (b)	1,604	(249)
Interest income	43	187
Interest expense	(3,889)	(1,401)
Other	119	75

Income from continuing operations before income taxes	$113,820	$6,692

	March 31,	December 31,
	2011	2010
Identifiable assets:
Contract drilling	$2,787,756	$2,678,250
Pressure pumping	576,110	533,597
Oil and natural gas	38,161	36,508
Corporate and other (c)	180,939	174,676

Total assets	$3,582,966	$3,423,031

(a)	Consists of contract drilling intercompany revenues for drilling services provided to the oil and natural gas exploration and production segment.

(b)	Net gains or losses associated with the disposal of assets relate to corporate strategy decisions of the executive management group. Accordingly, the related gains or losses have been separately presented and excluded from the results of specific segments.

(c)	Corporate and other assets at December 31, 2010 primarily include assets held for sale as well as cash on hand, income taxes receivable and certain deferred tax assets. Corporate assets at March 31, 2011 primarily include cash on hand, income taxes receivable and certain deferred tax assets.

7. Goodwill and Intangible Assets
     Goodwill — Goodwill by operating segment as of March 31, 2011 and 2010 and changes for the periods then ended are as follows (in thousands):

	2011	2010
Contract Drilling:
Balance as of January 1:
Goodwill	$86,234	$86,234
Accumulated impairment losses	—	—

	86,234	86,234
Changes to goodwill	—	—

Balance as of March 31:
Goodwill	86,234	86,234
Accumulated impairment losses	—	—

	86,234	86,234

Pressure Pumping:
Balance as of January 1:
Goodwill	67,575	—
Accumulated impairment losses	—	—

	67,575	—
Changes to goodwill	—	—

Balance as of March 31:
Goodwill	67,575	—
Accumulated impairment losses	—	—

	67,575	—

Total goodwill as of March 31	$153,809	$86,234

     Goodwill was recorded in the fourth quarter of 2010 as a result of the Company’s acquisition of the pressure pumping business of Key Energy Services, Inc. on October 1, 2010. Approximately $53.2 million of this goodwill is expected to be deductible for tax purposes.
     Goodwill is evaluated at least annually on December 31 to determine if the fair value of recorded goodwill has decreased below its carrying value. For purposes of impairment testing, goodwill is evaluated at the reporting unit level. The Company’s reporting units for impairment testing have been determined to be its operating segments. In the event that market conditions weaken in the future, the Company may be required to record impairments of goodwill in its contract drilling or pressure pumping reporting units, and such impairment could be material.
     Intangible Assets — Intangible assets were recorded in the pressure pumping operating segment in connection with the Company’s acquisition of a pressure pumping business on October 1, 2010. As a result of the purchase price allocation, the Company recorded intangible assets related to a non-compete agreement and the customer relationships acquired. These intangible assets were recorded at fair value on the date of acquisition.
     The non-compete agreement has a term of three years from October 1, 2010. The value of this agreement was estimated using a with and without scenario where cash flows were projected through the term of the agreement assuming the agreement is in place and compared to cash flows assuming the non-compete agreement was not in place. The intangible asset associated with the non-compete agreement is being amortized on a straight-line basis over the three-year term of the agreement. Amortization expense of $116,000 was recorded in the three months ended March 31, 2011 associated with the non-compete agreement.
     The value of the customer relationships was estimated using a multi-period excess earnings model to determine the present value of the projected cash flows associated with the customers in place at the time of the acquisition and taking into account a contributory asset charge. The resulting intangible asset is being amortized on a straight-line basis over seven years. Amortization expense of $911,000 was recorded in the three months ended March 31, 2011 associated with customer relationships.

     The following table sets forth the activity with respect to intangible assets for the three months ended March 31, 2011 (in thousands):

		Customer
	Non-compete	Relationships	Total
Intangible assets at January 1, 2011	$1,400	$25,500	$26,900
Accumulated amortization at January 1, 2011	(116)	(910)	(1,026)

Intangible assets, net at January 1, 2011	1,284	24,590	25,874

Amortization expense	(116)	(911)	(1,027)

Accumulated amortization at March 31, 2011	(232)	(1,821)	(2,053)

Intangible assets, net at March 31, 2011	$1,168	$23,679	$24,847

8. Accrued Expenses
     Accrued expenses consisted of the following at March 31, 2011 and December 31, 2010 (in thousands):

	March 31,	December 31,
	2011	2010
Salaries, wages, payroll taxes and benefits	$32,474	$39,866
Workers’ compensation liability	62,927	63,011
Sales, use and other taxes	7,573	6,682
Insurance, other than workers’ compensation	10,360	12,648
Accrued interest payable	8,519	4,879
Deferred revenue — current	7,229	10,220
Other	11,988	10,009

	$141,070	$147,315

     Deferred revenue was recorded in the fourth quarter of 2010 in the purchase price allocation associated with the Company’s acquisition of a pressure pumping business as discussed in Note 3. The deferred revenue relates to out-of-market pricing agreements that were in place at the acquired business at the time of the acquisition. The deferred revenue is recognized as pressure pumping revenue over the remaining term of the pricing agreements. Deferred revenue of approximately $2.9 million was recognized in the three months ended March 31, 2011 related to these pricing agreements.
9. Asset Retirement Obligation
     The Company records a liability for the estimated costs to be incurred in connection with the abandonment of oil and natural gas properties in the future. This liability is included in the caption “other” in the liabilities section of the consolidated balance sheet. The following table describes the changes to the Company’s asset retirement obligations during the three months ended March 31, 2011 and 2010 (in thousands):

	Three Months Ended
	March 31,
	2011	2010
Balance at beginning of year	$3,063	$2,955
Liabilities incurred	65	47
Liabilities settled	(15)	(125)
Accretion expense	35	28
Revision in estimated costs of plugging oil and natural gas wells	(2)	—

Asset retirement obligation at end of period	$3,146	$2,905

10. Long Term Debt
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
     The term loan facility provided for a loan of $100 million which was funded on August 19, 2010. The term loan facility is payable in quarterly principal installments commencing November 19, 2010., The installment amounts vary from 1.25% of the original principal amount for each of the first four quarterly installments, 2.50% of the original principal amount for each of the subsequent eight quarterly installments, 5.00% of the original principal amount for the next subsequent three quarterly installments, with the remainder becoming due at maturity. The maturity date for the term loan facility is August 19, 2014.
     Loans under the 2010 Credit Agreement bear interest by reference, at the Company’s election, to the LIBOR rate or base rate. The applicable margin on LIBOR rate loans varies from 2.75% to 3.75% and the applicable margin on base rate loans varies from 1.75% to 2.75%, in each case determined based upon the Company’s debt to capitalization ratio. As of December 31, 2010, the applicable margin on LIBOR rate loans was 2.75% and the applicable margin on base rate loans was 1.75%. A letter of credit fee is payable by the Company equal to the applicable margin for LIBOR rate loans times the daily amount available to be drawn under outstanding letters of credit. The commitment fee payable to the lenders for the unused portion of the revolving credit facility varies from 0.50% to 0.75% based upon the Company’s debt to capitalization ratio and was 0.50% as of March 31, 2011.
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
     As of March 31, 2011, the Company had $97.5 million principal amount outstanding under the term loan facility at an interest rate of 3.125% and no borrowings outstanding under the revolving credit facility. The carrying value of the balance outstanding under the term loan facility approximates fair value. The Company had $41.2 million in letters of credit outstanding at March 31, 2011 and, as a result, had available borrowing capacity under the revolving credit facility of approximately $359 million at that date.
     Senior Notes — On October 5, 2010, the Company completed the issuance and sale of $300 million in aggregate principal amount of its 4.97% Series A Senior Notes due October 5, 2020 (the “Notes”) in a private placement. A portion of the proceeds from the Notes was used to repay a $200 million borrowing on the Company’s revolving credit facility, which had been drawn to fund a portion of the acquisition that closed on October 1, 2010 as discussed in Note 3. The carrying value of the Notes at March 31, 2011 approximated fair value. The Notes are senior unsecured obligations of the Company which rank equally in right of payment with all other unsubordinated indebtedness of the Company. The Notes are guaranteed on a senior unsecured basis by each of the existing domestic subsidiaries of the Company other than immaterial subsidiaries.
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
     The Company incurred approximately $10.8 million in debt issuance costs in connection with the 2010 Credit Agreement and the Senior Notes discussed above. These costs were deferred and will be recognized as interest expense over the term of the underlying debt. For the three months ended March 31, 2011, interest expense related to the amortization of debt issuance costs for the 2010 Credit Agreement and the Senior Notes was approximately $604,000.
     Presented below is a schedule of the principal repayment requirements of long-term debt by fiscal year as of March 31, 2011 (in thousands):

Year ending December 31,
2011	$5,000
2012	10,000
2013	12,500
2014	70,000
2015	—
Thereafter	300,000

Total	$397,500

11. Commitments, Contingencies and Other Matters
     As of March 31, 2011, the Company maintained letters of credit in the aggregate amount of $41.2 million for the benefit of various insurance companies as collateral for retrospective premiums and retained losses which could become payable under the terms of the underlying insurance contracts. These letters of credit expire annually at various times during the year and are typically renewed. As of March 31, 2011, no amounts had been drawn under the letters of credit.
     As of March 31, 2011, the Company had commitments to purchase approximately $264 million of major equipment.
     The Company is party to various legal proceedings arising in the normal course of its business. The Company does not believe that the outcome of these proceedings, either individually or in the aggregate, will have a material adverse effect on its financial condition, results of operations or cash flows.
12. Stockholders’ Equity
     Cash Dividends — The Company paid cash dividends during the three months ended March 31, 2010 and 2011 as follows:

2010:	Per Share	Total
		(in thousands)
Paid on March 30, 2010	$0.05	$7,677

2011:	Per Share	Total
		(in thousands)
Paid on March 30, 2011	$0.05	$7,708

     On April 27, 2011, the Company’s Board of Directors approved a cash dividend on its common stock in the amount of $0.05 per share to be paid on June 30, 2011 to holders of record as of June 15, 2011. The amount and timing of all future dividend payments, if any, is subject to the discretion of the Board of Directors and will depend upon business conditions, results of operations, financial condition, terms of the Company’s credit facilities and other factors.
     On August 1, 2007, the Company’s Board of Directors approved a stock buyback program authorizing purchases of up to $250 million of the Company’s common stock in open market or privately negotiated transactions. No shares were purchased during the three months ended March 31, 2011 under the program. As of March 31, 2011, the Company is authorized to purchase approximately $113 million of the Company’s outstanding common stock under the program. Shares purchased under the program are accounted for as treasury stock.
     The Company purchased 880 shares of treasury stock from employees during the three months ended March 31, 2011. These shares were purchased at fair market value upon the vesting of restricted stock to provide the employees with the funds necessary to satisfy payroll tax withholding obligations. The total purchase price for these shares was approximately $20,000. These purchases were made pursuant to the terms of the Patterson-UTI Energy, Inc. 2005 Long-Term Incentive Plan and not pursuant to the stock buyback program.
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
     As a result of the above conversion, the Company’s Canadian assets are no longer subject to United States taxation, provided that the related unremitted earnings are permanently reinvested in Canada. Effective January 1, 2010, the Company has elected to permanently reinvest these unremitted earnings in Canada, and it intends to do so for the foreseeable future. As a result, no deferred United States Federal or state income taxes have been provided on such unremitted foreign earnings, which totaled approximately $13.9 million as of March 31, 2011.
14. Recently Issued Accounting Standards
     In October 2009, the FASB issued a new accounting standard that addresses the accounting for multiple-deliverable revenue arrangements to enable vendors to account for deliverables separately rather than as a combined unit. This new standard addresses how to separate deliverables and how to measure and allocate arrangement consideration to one or more units of accounting. Existing accounting standards require a vendor to use objective and reliable evidence of fair value for the undelivered items or the residual method to separate deliverables in a multiple-deliverable arrangement. Under the new standard, it is expected that multiple-deliverable arrangements will be separated in more circumstances than under current requirements. The new standard establishes a hierarchy for determining the selling price of a deliverable for purposes of allocating revenue to multiple deliverables. The selling price used will be based on vendor-specific objective evidence if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific objective evidence nor third-party evidence is available. The new standard must be prospectively applied to all revenue arrangements entered into in fiscal years beginning on or after June 15, 2010 and became effective for the Company on January 1, 2011. The adoption of this standard did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.
     In December 2010, the FASB issued an accounting standard update that addresses the disclosure of supplementary pro forma information for business combinations. This update clarifies that when public entities are required to disclose pro forma information for business combinations that occurred in the current reporting period, the pro forma information should be presented as if the business combination occurred as of the beginning of the previous fiscal year when comparative financial statements are presented. This update is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. Early adoption is permitted. The Company elected to early adopt this update in the fourth quarter of 2010, and this early adoption did not have an impact on the Company’s disclosures included in its consolidated financial statements.

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
     Forward-looking statements are not guarantees of future performance and a variety of factors could cause actual results to differ materially from the anticipated or expected results expressed in or suggested by these forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, deterioration of global economic conditions, declines in oil and natural gas prices that could adversely affect demand for our services and their associated effect on day rates, utilization, margins and planned capital expenditures, excess availability of land drilling rigs and pressure pumping equipment, including as a result of reactivation or construction, adverse industry conditions, adverse credit and equity market conditions, difficulty in integrating acquisitions, shortages of equipment and materials, governmental regulation and ability to retain management and field personnel. Refer to “Risk Factors” contained in Part 1 of our Annual Report on Form 10-K for the year ended December 31, 2010 for a more complete discussion of these and other factors that might affect our performance and financial results. You are cautioned not to place undue reliance on any of our forward-looking statements. These forward-looking statements are intended to relay our expectations about the future, and speak only as of the date they are made. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, changes in internal estimates or otherwise.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
     Management Overview — We are a leading provider of services to the North American oil and natural gas industry. Our services primarily involve the drilling, on a contract basis, of land-based oil and natural gas wells and pressure pumping services. In addition to the aforementioned services, we also invest, on a working interest basis, in oil and natural gas properties. Prior to the sale of substantially all of the assets of our drilling and completion fluids business in January 2010, we provided drilling fluids, completion fluids and related services to oil and natural gas operators. Due to our exit from the drilling and completion fluids business in January 2010, we have presented the results of that operating segment as discontinued operations in this Report. We acquired an electric wireline business on October 1, 2010 and sold the business on January 27, 2011. Due to our exit from the electric wireline business, we have presented the results of that business as discontinued operations in this Report. For the three months ended March 31, 2011 and 2010, our operating revenues from continuing operations consisted of the following (dollars in thousands):

	Three Months Ended March 31,
	2011		2010
Contract drilling	$377,358	66%	$210,745	77%
Pressure pumping	179,659	32	53,751	20
Oil and natural gas	10,387	2	7,102	3

	$567,404	100%	$271,598	100%

     Generally, the profitability of our business is impacted most by two primary factors in our contract drilling segment: our average number of rigs operating and our average revenue per operating day. During the first quarter of 2011, our average number of rigs operating was 207 compared to 142 in the first quarter of 2010. Our average revenue per operating day was $20,240 in the first quarter of 2011 compared to $16,440 in the first quarter of 2010. Additionally, our pressure pumping segment experienced an increase in large multi-stage fracturing jobs in 2011 compared to 2010. This increase includes the contribution of a pressure pumping business we acquired on October 1, 2010, which significantly expanded our pressure pumping operations into new markets. We had consolidated net income of $71.3 million for the first quarter of 2011 compared to consolidated net income of $4.2 million for the first quarter of 2010. The increase in consolidated net income was primarily due to our contract drilling segment experiencing an increase in the average number of rigs operating and an increase in the average revenue per operating day as well as greater activity, pricing and size of our pressure pumping business.
     Our revenues, profitability and cash flows are highly dependent upon prevailing prices for natural gas and oil. During periods of improved commodity prices, the capital spending budgets of oil and natural gas operators tend to expand, which generally results in increased demand for our services. Conversely, in periods when these commodity prices deteriorate, the demand for our services generally weakens and we experience downward pressure on pricing for our services. After reaching a peak in June 2008, there was a significant decline in oil and natural gas prices and a substantial deterioration in the global economic environment. As part of this deterioration, there was substantial uncertainty in the capital markets and access to financing was reduced. Due to these conditions, our customers reduced or curtailed their drilling programs, which resulted in a decrease in demand for our services, as evidenced by the decline in our monthly average of rigs operating from a high of 283 in October 2008 to a low of 60 in June 2009. Our monthly average number of rigs operating has subsequently increased from the mid-year low of 60 in 2009 to 208 in March 2011 and our profitability improved.
     The decline in commodity prices and deterioration in the global economy resulted in certain of our customers experiencing an inability to pay suppliers, including us. We are also highly impacted by competition, the availability of excess equipment, labor issues and various other factors that could materially adversely affect our business, financial condition, cash flows and results of operations. Please see “Risk Factors” included in Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2010.
     We believe that our liquidity as of March 31, 2011, which includes approximately $271 million in working capital and approximately $359 million available under our $400 million revolving credit facility, together with cash expected to be generated from operations, should provide us with sufficient ability to fund our current plans to build new equipment, make improvements to our existing equipment and pay cash dividends. If we pursue opportunities for growth that require capital, we believe we would be able to satisfy these needs through a combination of working capital, cash flows from operating activities, borrowing capacity under our revolving credit facility or additional debt or equity financing. However, there can be no assurance that such capital will be available on reasonable terms, if at all.
     Commitments and Contingencies — As of March 31, 2011, we maintained letters of credit in the aggregate amount of $41.2 million for the benefit of various insurance companies as collateral for retrospective premiums and retained losses which could become payable under the terms of the underlying insurance contracts. These letters of credit expire annually at various times during the year and are typically renewed. As of March 31, 2011, no amounts had been drawn under the letters of credit.
     As of March 31, 2011, we had commitments to purchase approximately $264 million of major equipment.
     Trading and Investing — We have not engaged in trading activities that include high-risk securities, such as derivatives and non-exchange traded contracts. We invest cash primarily in highly liquid, short-term investments such as overnight deposits and money market accounts.
     Description of Business — We conduct our contract drilling operations primarily in Texas, New Mexico, Oklahoma, Arkansas, Louisiana, Mississippi, Colorado, Utah, Wyoming, Montana, North Dakota, Pennsylvania, West Virginia, Ohio and western Canada. As of March 31, 2011, we had approximately 360 marketable land-based drilling rigs. We provide pressure pumping services to oil and natural gas operators primarily in Texas and the Appalachian Basin. Pressure pumping services are primarily well stimulation and cementing for completion of new wells and remedial work on existing wells. We also invest, on a working interest basis, in oil and natural gas properties.
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
     Construction of new drilling rigs increased significantly during the last ten years. The addition of new drilling rigs to the market has, at times, resulted in excess capacity. Similarly, the substantial recent increase in unconventional resource plays has led to higher demand for pressure pumping services. As a result, we believe there has been, and we expect there to continue to be, a significant increase in the construction of new pressure pumping equipment. The addition of new pressure pumping equipment, as well as any general decline in demand for pressure pumping services, could result in there being substantially more pressure pumping equipment available than necessary to meet demand. If this were to occur, providers of pressure pumping services will have difficulty sustaining profit margins and may sustain losses during downturn periods. We cannot predict either the future level of demand for our contract drilling or pressure pumping services or future conditions in the oil and natural gas contract drilling or pressure pumping businesses.
Critical Accounting Policies
     In addition to established accounting policies, our consolidated financial statements are impacted by certain estimates and assumptions made by management. No changes in our critical accounting policies have occurred since the filing of our Annual Report on Form 10-K for the fiscal year ended December 31, 2010.
Liquidity and Capital Resources
     As of March 31, 2011, we had working capital of $271 million, including cash and cash equivalents of $37.7 million compared to working capital of $241 million and cash and cash equivalents of $27.6 million at December 31, 2010.
     During the three months ended March 31, 2011, our sources of cash flow included:
•	$173 million from operating activities,

•	$25.5 million in proceeds from the disposal of our electric wireline business, and

•	$2.0 million in proceeds from the disposal of property and equipment.
     During the three months ended March 31, 2011, we used $7.7 million to pay dividends on our common stock, $1.3 million to repay long-term debt and $183 million:
•	to build new drilling rigs and pressure pumping equipment,
•	to make capital expenditures for the betterment and refurbishment of our drilling rigs and pressure pumping equipment,
•	to acquire and procure equipment and facilities to support our drilling and pressure pumping operations, and
•	to fund investments in oil and natural gas properties on a working interest basis.
     We paid cash dividends during the three months ended March 31, 2011 as follows:

	Per Share	Total
		(in thousands)
Paid on March 30, 2011	$0.05	$7,708
     On April 27, 2011, our Board of Directors approved a cash dividend on our common stock in the amount of $0.05 per share to be paid on June 30, 2011 to holders of record as of June 15, 2011. The amount and timing of all future dividend payments, if any, is subject to the discretion of the Board of Directors and will depend upon business conditions, results of operations, financial condition, terms of our credit facilities and other factors.

     On August 1, 2007, our Board of Directors approved a stock buyback program, authorizing purchases of up to $250 million of our common stock in open market or privately negotiated transactions. During the three months ended March 31, 2011, we did not purchase any shares of our common stock under the program. As of March 31, 2011, we are authorized to purchase approximately $113 million of our outstanding common stock under the program.
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
     The term loan facility provided for a loan of $100 million which was funded on August 19, 2010. The term loan facility is payable in quarterly principal installments commencing November 19, 2010. The installment amounts vary from 1.25% of the original principal amount for each of the first four quarterly installments, 2.50% of the original principal amount for each of the subsequent eight quarterly installments, 5.00% of the original principal amount for the next subsequent three quarterly installments, with the remainder becoming due at maturity. The maturity date for the term loan facility is August 19, 2014.
     Loans under the 2010 Credit Agreement bear interest by reference, at our election, to the LIBOR rate or base rate, provided, that swing line loans bear interest by reference only to the base rate. The applicable margin on LIBOR rate loans varies from 2.75% to 3.75% and the applicable margin on base rate loans varies from 1.75% to 2.75%, in each case determined based upon our debt to capitalization ratio. As of March 31, 2011, the applicable margin on LIBOR rate loans was 2.75% and the applicable margin on base rate loans was 1.75%. A letter of credit fee is payable by us equal to the applicable margin for LIBOR rate loans times the daily amount available to be drawn under outstanding letters of credit. The commitment fee payable to the lenders for the unused portion of the revolving credit facility varies from 0.50% to 0.75% based upon our debt to capitalization ratio and was 0.50% as of March 31, 2011.
     The 2010 Credit Agreement contains customary representations, warranties, indemnities and affirmative and negative covenants. The 2010 Credit Agreement also requires compliance with two financial covenants. We must not permit our debt to capitalization ratio to exceed 45% at any time. The 2010 Credit Agreement generally defines the debt to capitalization ratio as the ratio of (a) total borrowed money indebtedness to (b) the sum of such indebtedness plus consolidated net worth, with consolidated net worth determined as of the last day of the most recently ended fiscal quarter. We also must not permit the interest coverage ratio as of the last day of a fiscal quarter to be less than 3.00 to 1.00. The 2010 Credit Agreement generally defines the interest coverage ratio as the ratio of EBITDA of the four prior fiscal quarters to interest charges for the same period. We were in compliance with these financial covenants as of March 31, 2011. We do not expect that the restrictions and covenants will impair our ability to operate or react to opportunities that might arise.
     As of March 31, 2011, we had $97.5 million outstanding under the term loan facility at an interest rate of 3.125% and no borrowings outstanding under the revolving credit facility. We had $41.2 million in letters of credit outstanding at March 31, 2011 and, as a result, we had available borrowing capacity under the revolving credit facility of approximately $359 million at that date.
     On October 5, 2010, we completed the issuance and sale of $300 million in aggregate principal amount of our 4.97% Series A Senior Notes due October 5, 2020 (the “Notes”) in a private placement.
     The Notes bear interest at a rate of 4.97% per annum. We will pay interest on the Notes on April 5 and October 5 of each year commencing on April 5, 2011. The Notes will mature on October 5, 2020. The Notes are prepayable at the our option, in whole or in part, provided that in the case of a partial prepayment, prepayment must be in an amount not less than 5% of the aggregate principal amount of the Notes then outstanding, at any time and from time to time at 100% of the principal amount prepaid, plus accrued and unpaid interest to the prepayment date, plus a “make-whole” premium as specified in the note purchase agreement. We must offer to prepay the Notes upon the occurrence of any change of control. In addition, we must offer to prepay the Notes upon the occurrence of certain asset dispositions if the proceeds therefrom are not timely reinvested in productive assets. If any offer to prepay is accepted, the purchase price of each prepaid Note is 100% of the principal amount thereof, plus accrued and unpaid interest thereon to the prepayment date.

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
     We believe that the current level of cash, short-term investments and borrowing capacity available under our revolving credit facility, together with cash expected to be generated from operating activities, should be sufficient to fund our current plans to build new equipment, make improvements to our existing equipment and pay cash dividends.
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
Results of Operations
     The following tables summarize operations by business segment for the three months ended March 31, 2011 and 2010:

Contract Drilling	2011	2010	% Change
	(Dollars in thousands)
Revenues	$377,358	$210,745	79.1%
Direct operating costs	$218,699	$135,146	61.8%
Selling, general and administrative	$1,285	$1,232	4.3%
Depreciation and impairment	$76,855	$65,666	17.0%
Operating income	$80,519	$8,701	825.4%
Operating days	18,646	12,821	45.4%
Average revenue per operating day	$20.24	$16.44	23.1%
Average direct operating costs per operating day	$11.73	$10.54	11.3%
Average rigs operating	207	142	45.8%
Capital expenditures	$135,249	$91,974	47.1%
     Revenues and direct operating costs increased in 2011 compared to 2010 as a result of an increase in the number of operating days and increases in average revenue and direct operating costs per operating day. Average revenue per operating day increased in 2011 due to increases in contractual dayrates. Average direct operating costs per operating day increased in 2011 due primarily to increases in labor costs and repairs and maintenance expense resulting from increased drilling activity. The increase in operating days was due to increased demand largely caused by higher prices for oil. Significant capital expenditures were incurred in 2011 and 2010 to build new drilling rigs, to modify and upgrade our drilling rigs and to acquire additional related equipment such as top drives, drill pipe, drill collars, engines, fluid circulating systems, rig hoisting systems and safety enhancement equipment. Depreciation expense increased as a result of capital expenditures.

Pressure Pumping	2011	2010	% Change
	(Dollars in thousands)
Revenues	$179,659	$53,751	234.2%
Direct operating costs	$118,575	$39,131	203.0%
Selling, general and administrative	$4,339	$2,541	70.8%
Depreciation and amortization	$15,367	$7,602	102.1%
Operating income	$41,378	$4,477	824.2%
Fracturing jobs	385	297	29.6%
Other jobs	1,221	1,254	(2.6)%
Total jobs	1,606	1,551	3.5%
Average revenue per fracturing job	$400.84	$135.77	195.2%
Average revenue per other job	$20.75	$10.71	93.7%
Average revenue per total job	$111.87	$34.66	222.8%
Average direct operating costs per total job	$73.83	$25.23	192.6%
Capital expenditures	$41,181	$9,413	337.5%
     Contributing to the increases in revenues, direct operating costs, selling, general and administrative expenses and depreciation and amortization was our acquisition of a pressure pumping business on October 1, 2010, which significantly expanded the size of our fleet of pressure pumping equipment and the markets in which we provide pressure pumping services. This acquisition was accounted for as a business combination and the results of operations of the acquired business are included in our pressure pumping segment results from the date of acquisition. The acquired business contributed revenue of $96.8 million and operating income of $27.6 million to our operating results during the three months ended March 31, 2011.
     Our customers have increased their activities in the development of unconventional reservoirs resulting in an increase in larger multi-stage fracturing jobs associated therewith. We have added additional equipment through construction and acquisitions to meet this demand and expand our area of operations. As a result, we have experienced an increase in the number of these larger multi-stage fracturing jobs as a proportion of the total fracturing jobs we performed. Average revenue per fracturing job increased as a result of this increase in the number of larger multi-stage fracturing jobs in 2011 as compared to 2010. Average revenue per other job increased as a result of increased pricing for the services provided and a change in job mix. Average direct operating costs per total job increased primarily as a result of the increase in the number of larger multi-stage fracturing jobs. Selling, general and administrative expenses in 2011 include $1.4 million associated with the acquired business. The remaining increase in selling, general and administrative expenses was due to additional costs necessary to support increased business activity in 2011. Significant capital expenditures have been incurred in recent years to add capacity in our pressure pumping segment. Depreciation and amortization expense in 2011 includes $1.0 million in amortization of intangible assets and $3.6 million in depreciation of property and equipment associated with the acquired business. The remaining increase in depreciation in 2011 compared to 2010 was a result of our recent capital expenditures.
Oil and Natural Gas Production and Exploration

	2011	2010	% Change
	(Dollars in thousands,
	except sales prices)
Revenues — Oil	$9,087	$5,186	75.2%
Revenues — Natural gas and liquids	$1,300	$1,916	(32.2)%
Revenues — Total	$10,387	$7,102	46.3%
Direct operating costs	$1,997	$2,062	(3.2)%
Depletion and impairment	$3,572	$2,223	60.7%
Operating income	$4,818	$2,817	71.0%
Capital expenditures	$4,668	$5,627	(17.0)%
     Oil revenues increased due to a higher average sales price and an increase in average daily production of oil. Natural gas and liquids revenues decreased due to a lower average sales price and a decrease in average daily production of natural gas. Average net daily oil production increased primarily due to the addition of new wells. Average net daily natural gas production decreased primarily due to production declines on existing wells. Depletion and impairment expense in 2011 includes approximately $667,000 of oil and natural gas property impairments compared to approximately $254,000 of oil and natural gas property impairments in 2010. Depletion expense increased approximately $936,000 in 2011 compared to 2010.

Corporate and Other	2011	2010	% Change
	(Dollars in thousands)
Selling, general and administrative	$10,351	$7,690	34.6%
Depreciation	$421	$225	87.1%
Net (gain) loss on asset disposals	$(1,604)	$249	N/M
Interest income	$43	$187	(77.0)%
Interest expense	$3,889	$1,401	177.6%
Other income	$119	$75	58.7%
Capital expenditures	$1,454	$1,924	(24.4)%
     Selling, general and administrative expense increased in 2011 primarily as a result of increased personnel and information technology costs. Gains and losses on the disposal of assets are treated as part of our corporate activities because such transactions relate to corporate strategy decisions of our executive management group. Interest expense increased in 2011 due to interest charges on the 4.97% Senior Notes that were issued in October 2010 and the term loan that was entered into in August 2010.
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
     As a result of the above conversion, our Canadian assets are no longer subject to United States taxation, provided that the related unremitted earnings are permanently reinvested in Canada. Effective January 1, 2010, we have elected to permanently reinvest these unremitted earnings in Canada, and we intend to do so for the foreseeable future. As a result, no deferred United States Federal or state income taxes have been provided on such unremitted foreign earnings, which totaled approximately $13.9 million as of March 31, 2011.
Recently Issued Accounting Standards
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
     In December 2010, the FASB issued an accounting standard update that addresses the disclosure of supplementary pro forma information for business combinations. This update clarifies that when public entities are required to disclose pro forma information for business combinations that occurred in the current reporting period, the pro forma information should be presented as if the business combination occurred as of the beginning of the previous fiscal year when comparative financial statements are presented. This update is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. Early adoption is permitted. We elected to early adopt this update, and this early adoption did not have an impact on our disclosures included in our consolidated financial statements.

Volatility of Oil and Natural Gas Prices and its Impact on Operations and Financial Condition
     Our revenue, profitability, financial condition and rate of growth are substantially dependent upon prevailing prices for natural gas and oil. For many years, oil and natural gas prices and markets have been extremely volatile. Prices are affected by market supply and demand factors as well as international military, political and economic conditions, and the ability of OPEC to set and maintain production and price targets. All of these factors are beyond our control. During 2008, the monthly average market price of natural gas (monthly average Henry Hub price as reported by the United States Energy Information Administration) peaked in June at $13.06 per Mcf before rapidly declining to an average of $5.99 per Mcf in December. In 2009, the monthly average market price of natural gas declined further to a low of $3.06 per Mcf in September. This decline in the market price of natural gas resulted in our customers significantly reducing their drilling activities beginning in the fourth quarter of 2008, and drilling activities remained low throughout 2009 before recovering somewhat in 2010. In recent months, oil prices have risen significantly and activity levels have increased substantially in shale and other plays directed at oil and liquids. Construction of new land drilling rigs in the United States during the last ten years has significantly contributed to excess capacity. As a result of these factors, our average number of rigs operating has declined from historic highs. We expect oil and natural gas prices to continue to be volatile and to affect our financial condition, operations and ability to access sources of capital. Low market prices for natural gas and oil would likely result in lower demand for our drilling rigs and pressure pumping services and adversely affect our operating results, financial condition and cash flows.
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
     We currently have exposure to interest rate market risk associated with any borrowings that we have under our term credit facility or our revolving credit facility. Interest is paid on the outstanding principal amount of borrowings at a floating rate based on, at our election, LIBOR or a base rate. The margin on LIBOR loans ranges from 2.75% to 3.75% and the margin on base rate loans ranges from 1.75% to 2.75%, based on our debt to capitalization ratio. At December 31, 2010, the margin on LIBOR loans was 2.75% and the margin on base rate loans was 1.75%. As of March 31, 2011, we had no borrowings outstanding under our revolving credit facility and $97.5 million outstanding under our term credit facility at an interest rate of 3.125%. The interest rate on the borrowing outstanding under our term credit facility is variable and adjusts at each interest payment date based on our election of LIBOR or the base rate. A one percent increase in the interest rate on the borrowing outstanding under our term credit facility as of March 31, 2011 would increase our annual cash interest expense by $975,000.
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
     Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of March 31, 2011.

     Changes in Internal Control Over Financial Reporting —There were no changes in our internal control over financial reporting during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act.
PART II — OTHER INFORMATION

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds
     The table below sets forth the information with respect to purchases of our common stock made by us during the quarter ended March 31, 2011.

				Approximate Dollar
			Total Number of	Value of Shares
			Shares (or Units)	That May Yet Be
			Purchased as Part	Purchased Under the
	Total	Average Price	of Publicly	Plans or
	Number of Shares	Paid per	Announced Plans	Programs (in
Period Covered	Purchased	Share	or Programs	thousands)(1)
January 1-31, 2011 (2)	766	$21.06	—	$113,123
February 1-28, 2011 (2)	57	$27.59	—	$113,123
March 1-31, 2011 (2)	57	$28.34	—	$113,123

Total	880	$21.95	—	$113,123

(1)	On August 2, 2007, we announced that our Board of Directors approved a stock buyback program authorizing purchases of up to $250 million of our common stock in open market or privately negotiated transactions.

(2)	We purchased 766 shares in January, 57 shares in February and 57 shares in March from employees to provide the respective employees with the funds necessary to satisfy their tax withholding obligations with respect to the vesting of restricted shares. The price paid was the closing price of our common stock on the last business day prior to the date the shares vested. These purchases were made pursuant to the terms of the Patterson-UTI Energy, Inc. 2005 Long-Term Incentive Plan and not pursuant to the stock buyback program.

ITEM 6.	Exhibits
     The following exhibits are filed herewith or incorporated by reference, as indicated:

3.1	Restated Certificate of Incorporation, as amended (filed August 9, 2004 as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004 and incorporated herein by reference).

3.2	Amendment to Restated Certificate of Incorporation, as amended (filed August 9, 2004 as Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004 and incorporated herein by reference).

3.3	Second Amended and Restated Bylaws (filed August 6, 2007 as Exhibit 3.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2007 and incorporated herein by reference).

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	The following materials from Patterson-UTI Energy, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Changes in Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements, tagged as blocks of text.

*	filed herewith

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PATTERSON-UTI ENERGY, INC.
By:	/s/ Gregory W. Pipkin
Gregory W. Pipkin
Chief Accounting Officer and Assistant Secretary (Principal Accounting Officer and Duly Authorized Officer)

DATE: May 2, 2011