Form 10-Q
period 2011-09-30
PATTERSON UTI ENERGY INC
filed 2011-10-31
CIK 889900

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

or

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

155,632,439 shares of common stock, $0.01 par value, as of October 28, 2011

PATTERSON-UTI ENERGY, INC. AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION

ITEM 1. Financial Statements

The following unaudited consolidated financial statements include all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented.

PATTERSON-UTI ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(unaudited, in thousands, except share data)

	September 30, 2011	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$10,645	$27,612
Accounts receivable, net of allowance for doubtful accounts of $4,885 and $5,114 at September 30, 2011 and December 31, 2010, respectively	472,227	337,167
Federal and state income taxes receivable	—	75,062
Inventory	25,556	17,215
Deferred tax assets, net	123,828	26,815
Assets held for sale	—	23,370
Other	59,022	50,169

Total current assets	691,278	557,410
Property and equipment, net	3,025,606	2,620,900
Goodwill and intangible assets	176,601	179,683
Deposits on equipment purchases	80,932	51,084
Other	12,276	13,954

Total assets	$3,986,693	$3,423,031

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$267,990	$162,400
Federal and state income taxes payable	854	—
Accrued expenses	152,301	147,315
Current portion of long-term debt	10,000	6,250

Total current liabilities	431,145	315,965
Borrowings under revolving credit facility	15,800	—
Long-term debt	385,000	392,500
Deferred tax liabilities, net	718,927	511,422
Other	9,088	15,537

Total liabilities	1,559,960	1,235,424

Commitments and contingencies (see Note 11)
Stockholders’ equity:
Preferred stock, par value $.01; authorized 1,000,000 shares, no shares issued	—	—
Common stock, par value $.01; authorized 300,000,000 shares with 183,108,650 and 181,537,568 issued and 155,625,890 and 154,193,754 outstanding at September 30, 2011 and December 31, 2010, respectively	1,831	1,815
Additional paid-in capital	831,869	796,641
Retained earnings	2,199,560	1,987,999
Accumulated other comprehensive income	18,137	21,597
Treasury stock, at cost, 27,482,760 shares and 27,343,814 shares at September 30, 2011 and December 31, 2010, respectively	(624,664)	(620,445)

Total stockholders’ equity	2,426,733	2,187,607

Total liabilities and stockholders’ equity	$3,986,693	$3,423,031

The accompanying notes are an integral part of these unaudited consolidated financial statements.

PATTERSON-UTI ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited, in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Operating revenues:
Contract drilling	$436,827	$290,759	$1,200,664	$741,470
Pressure pumping	225,164	81,104	604,954	194,219
Oil and natural gas	11,837	6,800	35,678	21,564

Total operating revenues	673,828	378,663	1,841,296	957,253

Operating costs and expenses:
Contract drilling	264,418	174,999	701,871	459,448
Pressure pumping	149,577	51,305	397,018	132,401
Oil and natural gas	2,306	1,484	6,406	5,326
Depreciation, depletion, amortization and impairment	110,713	85,431	309,677	239,930
Selling, general and administrative	15,957	13,685	48,681	37,491
Net gain on asset disposals	(1,437)	(250)	(4,058)	(21,940)
Provision for bad debts	—	(500)	—	(1,500)

Total operating costs and expenses	541,534	326,154	1,459,595	851,156

Operating income	132,294	52,509	381,701	106,097

Other income (expense):
Interest income	47	64	135	1,631
Interest expense	(3,835)	(6,227)	(11,238)	(9,011)
Other	375	260	572	509

Total other expense	(3,413)	(5,903)	(10,531)	(6,871)

Income from continuing operations before income taxes	128,881	46,606	371,170	99,226

Income tax expense (benefit):
Current	6,795	(1,748)	25,826	(4,230)
Deferred	40,158	18,980	110,159	40,368

Total income tax expense	46,953	17,232	135,985	36,138

Income from continuing operations	81,928	29,374	235,185	63,088
Loss from discontinued operations, net of income taxes	—	—	(367)	—

Net income	$81,928	$29,374	$234,818	$63,088

Basic income (loss) per common share:
Income from continuing operations	$0.53	$0.19	$1.52	$0.41
Loss from discontinued operations, net of income taxes	$0.00	$0.00	$0.00	$0.00
Net income	$0.53	$0.19	$1.52	$0.41

Diluted income (loss) per common share:
Income from continuing operations	$0.53	$0.19	$1.50	$0.41
Loss from discontinued operations, net of income taxes	$0.00	$0.00	$0.00	$0.00
Net income	$0.53	$0.19	$1.50	$0.41

Weighted average number of common shares outstanding:
Basic	152,617	152,933	153,661	152,682

Diluted	154,120	154,109	155,369	152,682

Cash dividends per common share	$0.05	$0.05	$0.15	$0.15

The accompanying notes are an integral part of these unaudited consolidated financial statements.

PATTERSON-UTI ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(unaudited, in thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total
	Number of Shares	Amount

Balance, December 31, 2010	181,538	$1,815	$796,641	$1,987,999	$21,597	$(620,445)	$2,187,607

Comprehensive income:
Net income	—	—	—	234,818	—	—	234,818
Foreign currency translation adjustment	—	—	—	—	(3,460)	—	(3,460)

Total comprehensive income	—	—	—	234,818	(3,460)	—	231,358

Issuance of restricted stock	767	8	(8)	—	—	—	—
Vesting of stock unit awards	10	—	—	—	—	—	—
Forfeitures of restricted stock	(44)	—	—	—	—	—	—
Exercise of stock options	838	8	14,032	—	—	—	14,040
Stock-based compensation	—	—	15,366	—	—	—	15,366
Tax benefit related to stock-based compensation	—	—	5,838	—	—	—	5,838
Payment of cash dividends	—	—	—	(23,257)	—	—	(23,257)
Purchases of treasury stock	—	—	—	—	—	(4,219)	(4,219)

Balance, September 30, 2011	183,109	$1,831	$831,869	$2,199,560	$18,137	$(624,664)	$2,426,733

The accompanying notes are an integral part of these unaudited consolidated financial statements.

PATTERSON-UTI ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(unaudited, in thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total
	Number of Shares	Amount

Balance, December 31, 2009	180,829	$1,808	$781,635	$1,901,853	$14,996	$(618,592)	$2,081,700

Comprehensive income:
Net income	—	—	—	63,088	—	—	63,088
Foreign currency translation adjustment, net of tax of $2,814	—	—	—	—	4,650	—	4,650

Total comprehensive income	—	—	—	63,088	4,650	—	67,738

Issuance of restricted stock	646	6	(6)	—	—	—	—
Vesting of stock unit awards	7	—	—	—	—	—	—
Forfeitures of restricted stock	(54)	—	—	—	—	—	—
Exercise of stock options	34	—	290	—	—	—	290
Stock-based compensation	—	—	11,881	—	—	—	11,881
Tax expense related to stock-based compensation	—	—	(2,535)	—	—	—	(2,535)
Payment of cash dividends	—	—	—	(23,087)	—	—	(23,087)
Purchases of treasury stock	—	—	—	—	—	(1,848)	(1,848)

Balance, September 30, 2010	181,462	$1,814	$791,265	$1,941,854	$19,646	$(620,440)	$2,134,139

The accompanying notes are an integral part of these unaudited consolidated financial statements.

PATTERSON-UTI ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Nine Months Ended September 30,
	2011	2010
Cash flows from operating activities:
Net income	$234,818	$63,088
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion, amortization and impairment	309,677	239,930
Provision for bad debts	—	(1,500)
Dry holes and abandonments	221	479
Deferred income tax expense	110,159	40,368
Stock-based compensation expense	15,366	11,881
Net gain on asset disposals	(4,058)	(21,940)
Tax expense related to stock-based compensation	—	(2,535)
Changes in operating assets and liabilities:
Accounts receivable	(133,371)	(97,455)
Income taxes receivable/payable	76,018	114,209
Inventory and other assets	(10,625)	(6,864)
Accounts payable	58,020	31,674
Accrued expenses	6,460	18,227
Other liabilities	(6,449)	2,218
Net cash provided by (used in) operating activities of discontinued operations	(339)	10,687

Net cash provided by operating activities	655,897	402,467

Cash flows from investing activities:
Purchases of property and equipment	(711,436)	(513,679)
Proceeds from disposal of assets	9,054	27,224
Net cash provided by investing activities of discontinued operations	25,500	42,646

Net cash used in investing activities	(676,882)	(443,809)

Cash flows from financing activities:
Purchases of treasury stock	(4,219)	(1,848)
Dividends paid	(23,257)	(23,087)
Debt issuance costs	—	(10,328)
Proceeds from long-term debt	—	100,000
Repayment of long-term debt	(3,750)	—
Borrowings under revolving credit facility	15,800	—
Tax benefit related to stock-based compensation	5,838	—
Proceeds from exercise of stock options	14,040	290

Net cash provided by financing activities	4,452	65,027

Effect of foreign exchange rate changes on cash	(434)	354

Net increase (decrease) in cash and cash equivalents	(16,967)	24,039
Cash and cash equivalents at beginning of period	27,612	49,877

Cash and cash equivalents at end of period	$10,645	$73,916

Supplemental disclosure of cash flow information:
Net cash (paid) received during the period for:
Interest expense, net of capitalized interest of $6,575 in 2011 and $0 in 2010	$(5,695)	$(3,031)
Income taxes	$60,033	$115,661

Supplemental investing and financing information:
Net increase in payables for purchases of property and equipment	$48,106	$66,819
Net increase in deposits on equipment purchases	$(29,848)	$(48,946)

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

The unaudited interim consolidated financial statements have been prepared by management of the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations, although the Company believes the disclosures included either on the face of the financial statements or herein are sufficient to make the information presented not misleading. In the opinion of management, all adjustments which are of a normal recurring nature considered necessary for a fair statement of the information in conformity with accounting principles generally accepted in the United States have been included. The Unaudited Consolidated Balance Sheet as of December 31, 2010, as presented herein, was derived from the audited consolidated balance sheet of the Company, but does not include all disclosures required by accounting principles generally accepted in the United States of America. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010. The results of operations for the three and nine months ended September 30, 2011 are not necessarily indicative of the results to be expected for the full year.

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

The following table presents information necessary to calculate income from continuing operations per share, loss from discontinued operations per share and net income per share for the three and nine months ended September 30, 2011 and 2010 as well as potentially dilutive securities excluded from the weighted average number of diluted common shares outstanding, as their inclusion would have been anti-dilutive (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
BASIC EPS:
Income from continuing operations	$81,928	$29,374	$235,185	$63,088
Adjust for income attributed to holders of non-vested restricted stock	(705)	(224)	(1,841)	(476)

Income from continuing operations attributed to common stockholders	$81,223	$29,150	$233,344	$62,612

Loss from discontinued operations, net	$—	$—	$(367)	$—
Adjust for loss attributed to holders of non-vested restricted stock	—	—	3	—

Loss from discontinued operations attributed to common stockholders	$—	$—	$(364)	$—

Weighted average number of common shares outstanding, excluding non-vested shares of restricted stock	152,617	152,933	153,661	152,682

Basic income from continuing operations per common share	$0.53	$0.19	$1.52	$0.41
Basic loss from discontinued operations per common share	$0.00	$0.00	$0.00	$0.00
Basic net income per common share	$0.53	$0.19	$1.52	$0.41

DILUTED EPS:
Income from continuing operations attributed to common stockholders	$81,223	$29,150	$233,344	$62,612
Add incremental earnings related to potential common shares	6	1	—	—

Adjusted income from continuing operations attributed to common stockholders	$81,229	$29,151	$233,344	$62,612

Weighted average number of common shares outstanding, excluding non-vested shares of restricted stock	152,617	152,933	153,661	152,682
Add dilutive effect of potential common shares	1,503	1,176	1,708	—

Weighted average number of diluted common shares outstanding	154,120	154,109	155,369	152,682

Diluted income from continuing operations per common share	$0.53	$0.19	$1.50	$0.41
Diluted loss from discontinued operations per common share	$0.00	$0.00	$0.00	$0.00
Diluted net income per common share	$0.53	$0.19	$1.50	$0.41
Potentially dilutive securities excluded as anti-dilutive	410	4,644	1,707	6,726

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

On January 20, 2010, the Company exited the drilling and completion fluids business, which had previously been presented as one of the Company’s reportable operating segments. On that date, the Company’s wholly owned subsidiary, Ambar Lone Star Fluid Services LLC, completed the sale of substantially all of its assets, excluding billed accounts receivable. The sales price was approximately $42.6 million. Upon the Company’s exit from the drilling and completion fluids business, the Company classified its drilling and completion fluids operating segment as a discontinued operation and an impairment loss was recognized in 2009 to reduce the carrying value of the assets to be disposed of to fair value less estimated costs to sell and no significant gain or loss was recognized in connection with the sale in 2010. The results of operations of this business have been reclassified and presented as results of discontinued operations for all periods presented in these consolidated financial statements.

Summarized operating results from discontinued operations for the three and nine months ended September 30, 2011, and 2010 are shown below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Electric wireline revenues	$—	$—	$1,104	$—
Drilling and completion fluids revenues	—	—	—	3,737

Operating revenues from discontinued operations	$—	$—	$1,104	$3,737

Loss before income taxes	$—	$—	$(576)	$—
Income tax benefit	—	—	209	—

Loss from discontinued operations, net of income tax	$—	$—	$(367)	$—

3. Acquisitions

On October 1, 2010, two subsidiaries of the Company, Universal Pressure Pumping, Inc. and Universal Wireline, Inc., completed the acquisition of certain assets from Key Energy Pressure Pumping Services, LLC and Key Electric Wireline Services, LLC relating to the businesses of providing pressure pumping services and electric wireline services to participants in the oil and natural gas industry. This acquisition expanded the Company’s pressure pumping operations to additional markets primarily in Texas. As discussed in Note 2, the electric wireline business was classified as held for sale at December 31, 2010 and was subsequently sold on January 27, 2011. Results of operations of the acquired pressure pumping business are included in the Company’s consolidated results of operations from the date of acquisition. The consolidated statement of operations includes revenues from the acquired pressure pumping business of $127 million and $324 million for the three and nine months ended September 30, 2011, respectively. The consolidated statement of operations includes income from operations from the acquired pressure pumping business of $28.0 million and $77.9 million for the three and nine months ended September 30, 2011, respectively.

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

Stock Options. The Company estimates the grant date fair values of stock options using the Black-Scholes-Merton valuation model. Volatility assumptions are based on the historic volatility of the Company’s common stock over the most recent period equal to the expected term of the options as of the date the options are granted. The expected term assumptions are based on the Company’s experience with respect to employee stock option activity. Dividend yield assumptions are based on the expected dividends at the time the options are granted. The risk-free interest rate assumptions are determined by reference to United States Treasury yields. No stock options were granted in the three month periods ended September 30, 2011 and 2010. Weighted-average assumptions used to estimate the grant date fair values for stock options granted in the nine month periods ended September 30, 2011 and 2010 follow:

	Nine Months Ended September 30,
	2011	2010
Volatility	45.97%	45.98%
Expected term (in years)	5.00	5.00
Dividend yield	0.67%	1.35%
Risk-free interest rate	2.34%	2.47%

Stock option activity from January 1, 2011 to September 30, 2011 follows:

	Underlying Shares	Weighted Average Exercise Price
Outstanding at January 1, 2011	7,710,102	$19.58
Granted	419,500	$30.28
Exercised	(838,307)	$16.75

Outstanding at September 30, 2011	7,291,295	$20.52

Exercisable at September 30, 2011	6,112,320	$20.63

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

Restricted stock activity from January 1, 2011 to September 30, 2011 follows:

	Shares	Weighted Average Grant Date Fair Value
Non-vested restricted stock outstanding at January 1, 2011	1,114,051	$16.05
Granted	767,300	$30.71
Vested	(538,508)	$17.85
Forfeited	(44,858)	$21.57

Non-vested restricted stock outstanding at September 30, 2011	1,297,985	$23.78

Restricted Stock Units. For all restricted stock unit awards made to date, shares of common stock will not be issued until the units vest. Restricted stock units are subject to forfeiture for failure to fulfill service conditions. Non-forfeitable cash dividend equivalents are paid on non-vested restricted stock units.

Restricted stock unit activity from January 1, 2011 to September 30, 2011 follows:

	Shares	Weighted Average Grant Date Fair Value
Non-vested restricted stock units outstanding at January 1, 2011	17,834	$19.73
Granted	10,000	$30.63
Vested	(10,333)	$23.94
Forfeited	—	$—

Non-vested restricted stock units outstanding at September 30, 2011	17,501	$23.47

Performance Unit Awards. In 2009, the Company granted cash-settled performance unit awards to certain executive officers (the “2009 Performance Units”). The 2009 Performance Units provide for those executive officers to receive a cash payment upon the achievement of certain performance goals established by the Company during a specified period. The performance period for the 2009 Performance Units is the period from April 1, 2009 through March 31, 2012, but can extend through March 31, 2014 in certain circumstances. The performance goals for the 2009 Performance Units are tied to the Company’s total shareholder return for the performance period as compared to total shareholder return for a peer group determined by the Compensation Committee of the Board of Directors. These goals are considered to be market conditions under the relevant accounting standards and the market conditions are factored into the determination of the fair value of the performance units. Generally, the recipients will receive a base payment if the Company’s total shareholder return is positive and, when compared to the peer group, is at or above the 25th percentile but less than the 50th percentile, two times the base if at or above the 50th percentile but less than the 75th percentile, and four times the base if at the 75th percentile or higher. The total base amount with respect to the 2009 Performance Units is approximately $1.7 million. Because the 2009 Performance Units are to be settled in cash at the end of the performance period, they are accounted for as liability awards and the Company’s pro-rated obligation is measured at estimated fair value at the end of each reporting period using a Monte Carlo simulation model. As of September 30, 2011 this pro-rated obligation was approximately $4.6 million and is included in the caption “accrued expenses” in the liabilities section of the consolidated balance sheet. For the 2009 Performance Units, no compensation expense was recognized for the three month period ended September 30, 2011 and approximately $2.2 million in compensation expense was recognized for the nine month period ended September 30, 2011. Compensation expense associated with the 2009 Performance Units was approximately $751,000 and $808,000 for the three and nine month periods ended September 30, 2010, respectively.

In 2010 and 2011, the Company granted stock-settled performance unit awards to certain executive officers (the “2010 Performance Units” and the “2011 Performance Units”, respectively). The 2010 Performance Units and the 2011 Performance Units provide for those executive officers to receive a grant of shares of stock upon the achievement of certain performance goals established by the Company during a specified period. The performance period for the 2010 Performance Units is the period from April 1, 2010 through March 31, 2013, but can extend through March 31, 2015 in certain circumstances. The performance period for the 2011 Performance Units is the period from April 1, 2011 through March 31, 2014, but can extend through March 31, 2016 in certain circumstances. The performance goals for the 2010 Performance Units and the 2011 Performance Units are tied to the Company’s total shareholder return for the performance period as compared to total shareholder return for a peer group determined by the Compensation Committee of the Board of Directors. These goals are considered to be market conditions under the relevant accounting standards and the market conditions are factored into the determination of the fair value of the respective performance units. Generally, the recipients will receive a base number of shares if the Company’s total shareholder return is positive and, when compared to the peer group, is at the 25th percentile, two times the base if at the 50th percentile, and four times the base if at the 75th percentile or higher. The grant of shares when achievement is between the 25th and 75th percentile will be determined on a pro-rata basis. The total base number of shares with respect to the 2010 Performance Units is 89,375 shares and the total base number of shares with respect to the 2011 Performance Units is 72,188 shares. Because the 2010 and 2011 Performance Units are stock-settled awards, they are accounted for as equity awards and measured at fair value on the date of grant using a Monte Carlo simulation model. The fair value of the 2010 Performance Units as of the date of grant was approximately $3.1 million and the fair value of the 2011 Performance Units as of the date of grant was approximately $5.6 million. This fair value is recognized on a straight-line basis over the performance period. Compensation expense associated with the 2010 Performance Units was approximately $260,000 and $779,000 for the three and nine month periods ended September 30, 2011, respectively. Compensation expense associated with the 2011 Performance Units was approximately $464,000 and $928,000 for the three and nine month periods ended September 30, 2011.

5. Property and Equipment

Property and equipment consisted of the following at September 30, 2011 and December 31, 2010 (in thousands):

	September 30, 2011	December 31, 2010
Equipment	$4,537,408	$3,972,891
Oil and natural gas properties	122,484	110,749
Buildings	62,887	61,425
Land	11,209	11,074

	4,733,988	4,156,139
Less accumulated depreciation and depletion	(1,708,382)	(1,535,239)

Property and equipment, net	$3,025,606	$2,620,900

During the nine months ended September 30, 2011 and 2010, in connection with its ongoing planning process, the Company evaluated its then-current fleet of marketable drilling rigs and identified 22 and four rigs, respectively, that it determined would no longer be marketed as rigs. The components comprising these rigs were evaluated, and those components with continuing utility to the Company’s other marketed rigs were transferred to other rigs or yards to be used as spare equipment. The remaining components of these rigs were impaired and the associated net book value of $4.3 million in 2011 and $4.2 million in 2010 was expensed in the Company’s consolidated statements of operations as an impairment charge. The impaired components were estimated to have no fair value.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenues:
Contract drilling	$437,723	$291,597	$1,203,370	$743,967
Pressure pumping	225,164	81,104	604,954	194,219
Oil and natural gas	11,837	6,800	35,678	21,564

Total segment revenues	674,724	379,501	1,844,002	959,750
Elimination of intercompany revenues (a)	(896)	(838)	(2,706)	(2,497)

Total revenues	$673,828	$378,663	$1,841,296	$957,253

Income before income taxes:
Contract drilling	$85,708	$41,479	$251,362	$72,279
Pressure pumping	50,426	17,586	142,144	28,769
Oil and natural gas	4,754	2,465	16,701	8,209

	140,888	61,530	410,207	109,257
Corporate and other	(10,031)	(9,271)	(32,564)	(25,100)
Net gain on asset disposals (b)	1,437	250	4,058	21,940
Interest income	47	64	135	1,631
Interest expense	(3,835)	(6,227)	(11,238)	(9,011)
Other	375	260	572	509

Income from continuing operations before income taxes	$128,881	$46,606	$371,170	$99,226

	September 30, 2011	December 31, 2010
Identifiable assets:
Contract drilling	$3,104,012	$2,678,250
Pressure pumping	691,798	533,597
Oil and natural gas	40,883	36,508
Corporate and other (c)	150,000	174,676

Total assets	$3,986,693	$3,423,031

(a)	Consists of contract drilling intercompany revenues for drilling services provided to the oil and natural gas exploration and production segment.
(b)	Net gains or losses associated with the disposal of assets relate to corporate strategy decisions of the executive management group. Accordingly, the related gains or losses have been separately presented and excluded from the results of specific segments.
(c)	Corporate and other assets at December 31, 2010 primarily include assets held for sale as well as cash on hand, income taxes receivable and certain deferred tax assets. Corporate and other assets at September 30, 2011 primarily include cash on hand and certain deferred tax assets.

7. Goodwill and Intangible Assets

Goodwill — Goodwill by operating segment as of September 30, 2011 and changes for the nine months then ended are as follows (in thousands):

	January 1, Balance	Changes to Goodwill	September 30, Balance
Contract Drilling:
Goodwill	$86,234	$—	$86,234
Accumulated impairment losses	—	—	—

Net goodwill in contract drilling segment	86,234	—	86,234

Pressure Pumping:
Goodwill	67,575	—	67,575
Accumulated impairment losses	—	—	—

Net goodwill in pressure pumping segment	67,575	—	67,575

Total goodwill	$153,809	$—	$153,809

Goodwill by operating segment as of September 30, 2010 and changes for the nine months then ended are as follows (in thousands):

	January 1, Balance	Changes to Goodwill	September 30, Balance
Contract Drilling:
Goodwill	$86,234	$—	$86,234
Accumulated impairment losses	—	—	—

Net goodwill in contract drilling segment	86,234	—	86,234

Total goodwill	$86,234	$—	$86,234

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

The non-compete agreement has a term of three years from October 1, 2010. The value of this agreement was estimated using a with and without scenario where cash flows were projected through the term of the agreement assuming the agreement is in place and compared to cash flows assuming the non-compete agreement was not in place. The intangible asset associated with the non-compete agreement is being amortized on a straight-line basis over the three-year term of the agreement. Amortization expense of $117,000 and $350,000 was recorded in the three and nine months ended September 30, 2011, respectively, associated with the non-compete agreement.

The value of the customer relationships was estimated using a multi-period excess earnings model to determine the present value of the projected cash flows associated with the customers in place at the time of the acquisition and taking into account a contributory asset charge. The resulting intangible asset is being amortized on a straight-line basis over seven years. Amortization expense of $911,000 and $2.7 million was recorded in the three and nine months ended September 30, 2011, respectively, associated with customer relationships.

The following table sets forth the activity with respect to intangible assets for the nine months ended September 30, 2011 (in thousands):

	January 1, Balance	Amortization	September 30, Balance

Non-compete agreement	$1,400	$—	$1,400
Accumulated amortization	(116)	(350)	(466)

Net non-compete agreement	1,284	(350)	934

Customer relationships	25,500	—	25,500
Accumulated amortization	(910)	(2,732)	(3,642)

Net customer relationships	24,590	(2,732)	21,858

Total intangible assets, net (excluding goodwill)	$25,874	$(3,082)	$22,792

8. Accrued Expenses

Accrued expenses consisted of the following at September 30, 2011 and December 31, 2010 (in thousands):

	September 30, 2011	December 31, 2010
Salaries, wages, payroll taxes and benefits	$37,425	$39,866
Workers’ compensation liability	65,935	63,011
Property, sales, use and other taxes	13,763	6,682
Insurance, other than workers’ compensation	6,018	12,648
Accrued interest payable	8,609	4,879
Deferred revenue – current	7,229	10,220
2009 Performance Unit Awards	4,563	—
Other	8,759	10,009

	$152,301	$147,315

Deferred revenue was recorded in the fourth quarter of 2010 in the purchase price allocation associated with the Company’s acquisition of a pressure pumping business as discussed in Note 3. The deferred revenue relates to out-of-market pricing agreements that were in place at the acquired business at the time of the acquisition. The deferred revenue is recognized as pressure pumping revenue over the remaining term of the pricing agreements. Deferred revenue of approximately $1.8 million and $6.6 million was recognized in the three and nine months ended September 30, 2011, respectively, related to these pricing agreements.

9. Asset Retirement Obligation

The Company records a liability for the estimated costs to be incurred in connection with the abandonment of oil and natural gas properties in the future. This liability is included in the caption “other” in the liabilities section of the consolidated balance sheet. The following table describes the changes to the Company’s asset retirement obligations during the nine months ended September 30, 2011 and 2010 (in thousands):

	Nine Months Ended September 30,
	2011	2010
Balance at beginning of year	$3,063	$2,955
Liabilities incurred	223	279
Liabilities settled	(80)	(331)
Accretion expense	106	83
Revision in estimated costs of plugging oil and natural gas wells	(2)	—

Asset retirement obligation at end of period	$3,310	$2,986

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

Loans under the 2010 Credit Agreement bear interest by reference, at the Company’s election, to the LIBOR rate or base rate. The applicable margin on LIBOR rate loans varies from 2.75% to 3.75% and the applicable margin on base rate loans varies from 1.75% to 2.75%, in each case determined based upon the Company’s debt to capitalization ratio. As of September 30, 2011, the applicable margin on LIBOR rate loans was 2.75% and the applicable margin on base rate loans was 1.75%. A letter of credit fee is payable by the Company equal to the applicable margin for LIBOR rate loans times the daily amount available to be drawn under outstanding letters of credit. The commitment fee payable to the lenders for the unused portion of the revolving credit facility varies from 0.50% to 0.75% based upon the Company’s debt to capitalization ratio and was 0.50% as of September 30, 2011.

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

As of September 30, 2011, the Company had approximately $95.0 million principal amount outstanding under the term loan facility at an interest rate of 3.125% and approximately $15.8 million principal amount outstanding under the revolving credit facility at an interest rate of 5.00%. The carrying value of the balances outstanding under the term loan facility and the revolving credit facility approximate fair value due to the frequency at which the interest rate resets. The Company had $40.6 million in letters of credit outstanding at September 30, 2011 and, as a result, had available borrowing capacity under the revolving credit facility of approximately $344 million at that date.

Senior Notes — On October 5, 2010, the Company completed the issuance and sale of $300 million in aggregate principal amount of its 4.97% Series A Senior Notes due October 5, 2020 (the “Notes”) in a private placement. A portion of the proceeds from the Notes was used to repay a $200 million borrowing on the Company’s revolving credit facility, which had been drawn to fund a portion of the acquisition that closed on October 1, 2010 as discussed in Note 3. The fair value of the Notes at September 30, 2011 was approximately $321 million based on discounted cash flows associated with the Notes using current market rates of interest. The Notes are senior unsecured obligations of the Company which rank equally in right of payment with all other unsubordinated indebtedness of the Company. The Notes are guaranteed on a senior unsecured basis by each of the existing domestic subsidiaries of the Company other than immaterial subsidiaries.

The Notes bear interest at a rate of 4.97% per annum and were priced at 100% of the principal amount of the Notes. The Company will pay interest on the Notes on April 5 and October 5 of each year. The Notes will mature on October 5, 2020. The Notes are prepayable at the Company’s option, in whole or in part, provided that in the case of a partial prepayment, prepayment must be in an amount not less than 5% of the aggregate principal amount of the Notes then outstanding, at any time and from time to time at 100% of the principal amount prepaid, plus accrued and unpaid interest to the prepayment date, plus a “make-whole” premium as specified in the note purchase agreement. The Company must offer to prepay the Notes upon the occurrence of any change of control. In addition, the Company must offer to prepay the Notes upon the occurrence of certain asset dispositions if the proceeds therefrom are not timely reinvested in productive assets. If any offer to prepay is accepted, the purchase price of each prepaid Note is 100% of the principal amount thereof, plus accrued and unpaid interest thereon to the prepayment date.

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

The Company incurred approximately $10.8 million in debt issuance costs during 2010 in connection with the 2010 Credit Agreement and the Senior Notes discussed above. These costs were deferred and will be recognized as interest expense over the term of the underlying debt. Interest expense related to the amortization of debt issuance costs for the 2010 Credit Agreement and the Senior Notes was approximately $604,000 and $1.8 million for the three and nine months ended September 30, 2011, respectively.

Presented below is a schedule of the principal repayment requirements of long-term debt by fiscal year as of September 30, 2011 (in thousands):

Year ending December 31,
2011	$2,500
2012	10,000
2013	28,300
2014	70,000
2015	—
Thereafter	300,000

Total	$410,800

11. Commitments, Contingencies and Other Matters

As of September 30, 2011, the Company maintained letters of credit in the aggregate amount of $40.6 million for the benefit of various insurance companies as collateral for retrospective premiums and retained losses which could become payable under the terms of the underlying insurance contracts. These letters of credit expire annually at various times during the year and are typically renewed. As of September 30, 2011, no amounts had been drawn under the letters of credit.

As of September 30, 2011, the Company had commitments to purchase approximately $370 million of major equipment.

The Company is party to various legal proceedings arising in the normal course of its business. The Company does not believe that the outcome of these proceedings, either individually or in the aggregate, will have a material adverse effect on its financial condition, results of operations or cash flows.

12. Stockholders’ Equity

Cash Dividends — The Company paid cash dividends during the nine months ended September 30, 2010 and 2011 as follows:

2010:	Per Share	Total
		(in thousands	)
Paid on March 30, 2010	$0.05	$7,677
Paid on June 30, 2010	0.05	7,706
Paid on September 30, 2010	0.05	7,704

Total cash dividends	$0.15	$23,087

2011:	Per Share	Total
		(in thousands	)
Paid on March 30, 2011	$0.05	$7,708
Paid on June 30, 2011	0.05	7,772
Paid on September 30, 2011	0.05	7,777

Total cash dividends	$0.15	$23,257

On October 26, 2011, the Company’s Board of Directors approved a cash dividend on its common stock in the amount of $0.05 per share to be paid on December 30, 2011 to holders of record as of December 15, 2011. The amount and timing of all future dividend payments, if any, is subject to the discretion of the Board of Directors and will depend upon business conditions, results of operations, financial condition, terms of the Company’s credit facilities and other factors.

On August 1, 2007, the Company’s Board of Directors approved a stock buyback program authorizing purchases of up to $250 million of the Company’s common stock in open market or privately negotiated transactions. During the nine months ended September 30, 2011, 8,025 shares were purchased under the program at a cost of approximately $242,000. As of September 30, 2011, the Company is authorized to purchase approximately $113 million of the Company’s outstanding common stock under the program. Shares purchased under the program are accounted for as treasury stock.

The Company purchased 130,921 shares of treasury stock from employees during the nine months ended September 30, 2011. These shares were purchased at fair market value upon the vesting of restricted stock to provide the employees with the funds necessary to satisfy payroll tax withholding obligations. The total purchase price for these shares was approximately $4.0 million. These purchases were made pursuant to the terms of the Patterson-UTI Energy, Inc. 2005 Long-Term Incentive Plan and not pursuant to the stock buyback program.

13. Income Taxes

The asset and liability method is used in accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for operating loss and tax credit carryforwards and for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. The Company’s net current deferred tax asset is comprised primarily of net operating loss carryforwards, and the net deferred tax liability is comprised primarily of the difference between the financial statement carrying amount and the tax basis of property and equipment. The increase in the net deferred tax asset during the nine months ended September 30, 2011 is due to net operating losses for tax purposes that are the result of accelerated depreciation on 2011 capital expenditures. The increase in the net deferred tax liability during the nine months ended September 30, 2011 includes the impact of the difference between the financial statement carrying amount and tax basis of property and equipment resulting from the acceleration of depreciation on 2011 capital expenditures. The accelerated tax depreciation includes the temporary 100% expensing of qualified property placed in service in 2011 provided for by the Tax Relief, Unemployment Insurance Reauthorization, and Job Creation Act of 2010.

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

As a result of the above conversion, the Company’s Canadian assets are no longer subject to United States taxation, provided that the related unremitted earnings are permanently reinvested in Canada. Effective January 1, 2010, the Company has elected to permanently reinvest these unremitted earnings in Canada, and it intends to do so for the foreseeable future. As a result, no deferred United States Federal or state income taxes have been provided on such unremitted foreign earnings, which totaled approximately $18.7 million as of September 30, 2011.

14. Recently Issued Accounting Standards

In September 2011, the FASB issued an accounting standard update that simplifies how entities test goodwill for impairment. This update permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. Previous guidance required an entity to test goodwill for impairment, on at least an annual basis, by comparing the fair value of a reporting unit with its carrying amount. If the fair value of a reporting unit is less than its carrying amount, then the second step of the test must be performed to measure the amount of the impairment loss, if any. Under the amendments in this update, an entity is not required to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that its fair value is less than its carrying amount. This update is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted if an entity’s financial statements for the most recent annual or interim period have not yet been issued.

In June 2011, the FASB issued an accounting standard update that requires that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In the two-statement approach, the first statement should present total net income and its components followed consecutively by a second statement that should present total other comprehensive income, the components of other comprehensive income, and the total of comprehensive income. Historically, these components of other comprehensive income and total comprehensive income have been presented in the statement of changes in stockholders’ equity by many companies, including us. This requirement is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, and will be effective for the Company in the quarter ending March 31, 2012. The adoption of this update will result in the addition of a new consolidated statement of comprehensive income to the Company’s consolidated financial statements.

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

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management Overview — We are a leading provider of services to the North American oil and natural gas industry. Our services primarily involve the drilling, on a contract basis, of land-based oil and natural gas wells and pressure pumping services. In addition to the aforementioned services, we also invest, on a working interest basis, in oil and natural gas properties. Prior to the sale of substantially all of the assets of our drilling and completion fluids business in January 2010, we provided drilling fluids, completion fluids and related services to oil and natural gas operators. Due to our exit from the drilling and completion fluids business in January 2010, we have presented the results of that operating segment as discontinued operations in this Report. We acquired an electric wireline business on October 1, 2010 and sold the business on January 27, 2011. Due to our exit from the electric wireline business, we have presented the results of that business as discontinued operations in this Report. For the three and nine months ended September 30, 2011 and 2010, our operating revenues from continuing operations consisted of the following (dollars in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2011		2010		2011		2010
Contract drilling	$436,827	65%	$290,759	77%	$1,200,664	65%	$741,470	78%
Pressure pumping	225,164	33	81,104	21	604,954	33	194,219	20
Oil and natural gas	11,837	2	6,800	2	35,678	2	21,564	2

	$673,828	100%	$378,663	100%	$1,841,296	100%	$957,253	100%

Generally, the profitability of our business is impacted most by two primary factors in our contract drilling segment: our average number of rigs operating and our average revenue per operating day. During the third quarter of 2011, our average number of rigs operating was 221 compared to 178 in the third quarter of 2010. Our average revenue per operating day was $21,440 in the third quarter of 2011 compared to $17,730 in the third quarter of 2010. Additionally, our pressure pumping segment experienced an increase in large multi-stage fracturing jobs in 2011 compared to 2010. This increase includes the contribution of a pressure pumping business we acquired on October 1, 2010, which significantly expanded our pressure pumping operations into new markets. We had consolidated net income of $81.9 million for the third quarter of 2011 compared to consolidated net income of $29.4 million for the third quarter of 2010. The increase in consolidated net income was primarily due to our contract drilling segment experiencing an increase in the average number of rigs operating and an increase in the average revenue per operating day as well as greater activity, pricing and size of our pressure pumping business.

Our revenues, profitability and cash flows are highly dependent upon prevailing prices for oil and natural gas. During periods of improved commodity prices, the capital spending budgets of oil and natural gas operators tend to expand, which generally results in increased demand for our services. Conversely, in periods when these commodity prices deteriorate, the demand for our services generally weakens and we experience downward pressure on pricing for our services. After reaching a peak in June 2008, there was a significant extended decline in oil and natural gas prices and a substantial deterioration in the global economic environment. As part of this deterioration, there was substantial uncertainty in the capital markets and access to financing was reduced. Due to these conditions, our customers reduced or curtailed their drilling programs, which resulted in a decrease in demand for our services, as evidenced by the decline in our monthly average of rigs operating from a high of 283 in October 2008 to a low of 60 in June 2009. Our monthly average number of rigs operating has subsequently increased from the mid-year low of 60 in 2009 to 225 in September 2011 and our profitability has improved.

We are also highly impacted by competition, the availability of excess equipment, labor issues and various other factors that could materially adversely affect our business, financial condition, cash flows and results of operations. Please see “Risk Factors” included in Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

We believe that our liquidity as of September 30, 2011, which includes approximately $260 million in working capital and approximately $344 million available under our $400 million revolving credit facility, together with cash expected to be generated from operations, should provide us with sufficient ability to fund our current plans to build new equipment, make improvements to our existing equipment, service our debt and pay cash dividends. If we pursue opportunities for growth that require capital, we believe we would be able to satisfy these needs through a combination of working capital, cash flows from operating activities, borrowing capacity under our revolving credit facility or additional debt or equity financing. However, there can be no assurance that such capital will be available on reasonable terms, if at all.

Commitments and Contingencies — As of September 30, 2011, we maintained letters of credit in the aggregate amount of $40.6 million for the benefit of various insurance companies as collateral for retrospective premiums and retained losses which could become payable under the terms of the underlying insurance contracts. These letters of credit expire annually at various times during the year and are typically renewed. As of September 30, 2011, no amounts had been drawn under the letters of credit.

As of September 30, 2011, we had commitments to purchase approximately $370 million of major equipment.

Trading and Investing — We have not engaged in trading activities that include high-risk securities, such as derivatives and non-exchange traded contracts. We invest cash primarily in highly liquid, short-term investments such as overnight deposits and money market accounts.

Description of Business — We conduct our contract drilling operations primarily in Texas, New Mexico, Oklahoma, Arkansas, Louisiana, Mississippi, Colorado, Utah, Wyoming, Montana, North Dakota, Pennsylvania, West Virginia, Ohio and western Canada. As of September 30, 2011, we had approximately 350 marketable land-based drilling rigs. We provide pressure pumping services to oil and natural gas operators primarily in Texas and the Appalachian Basin. Pressure pumping services are primarily well stimulation and cementing for completion of new wells and remedial work on existing wells. We also invest, on a working interest basis, in oil and natural gas properties.

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

Construction of new drilling rigs increased significantly during the last ten years. The addition of new drilling rigs to the market has, at times, resulted in excess capacity. Similarly, the substantial recent increase in unconventional resource plays has led to higher demand for pressure pumping services. As a result, there has been, and we expect there will continue to be, significant construction of new pressure pumping equipment. The addition of new pressure pumping equipment, as well as any general decline in demand for pressure pumping services, could result in there being substantially more pressure pumping equipment available than necessary to meet demand. If this were to occur, providers of pressure pumping services will have difficulty sustaining profit margins and may sustain losses during downturn periods. We cannot predict either the future level of demand for our contract drilling or pressure pumping services or future conditions in the oil and natural gas contract drilling or pressure pumping businesses.

Critical Accounting Policies

In addition to established accounting policies, our consolidated financial statements are impacted by certain estimates and assumptions made by management. No changes in our critical accounting policies have occurred since the filing of our Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

Liquidity and Capital Resources

As of September 30, 2011, we had working capital of $260 million, including cash and cash equivalents of $10.6 million compared to working capital of $241 million and cash and cash equivalents of $27.6 million at December 31, 2010.

During the nine months ended September 30, 2011, our sources of cash flow included:

•	$656 million from operating activities,

•	$25.5 million in proceeds from the disposal of our electric wireline business,

•	$19.9 million from the exercise of stock options and related tax benefits associated with stock-based compensation,

•	$15.8 million in borrowings under our revolving credit facility, and

•	$9.1 million in proceeds from the disposal of property and equipment.

During the nine months ended September 30, 2011, we used $23.3 million to pay dividends on our common stock, $4.2 million to repurchase shares of our common stock, $3.8 million to repay long-term debt and $711 million:

•	to build new drilling rigs and pressure pumping equipment,

•	to make capital expenditures for the betterment and refurbishment of our drilling rigs and pressure pumping equipment,

•	to acquire and procure equipment and facilities to support our drilling and pressure pumping operations, and

•	to fund investments in oil and natural gas properties on a working interest basis.

We paid cash dividends during the nine months ended September 30, 2011 as follows:

	Per Share	Total
		(in thousands)
Paid on March 30, 2011	$0.05	$7,708
Paid on June 30, 2011	0.05	7,772
Paid on September 30, 2011	0.05	7,777

Total cash dividends	$0.15	$23,257

On October 26, 2011, our Board of Directors approved a cash dividend on our common stock in the amount of $0.05 per share to be paid on December 30, 2011 to holders of record as of December 15, 2011. The amount and timing of all future dividend payments, if any, is subject to the discretion of the Board of Directors and will depend upon business conditions, results of operations, financial condition, terms of our credit facilities and other factors.

On August 1, 2007, our Board of Directors approved a stock buyback program, authorizing purchases of up to $250 million of our common stock in open market or privately negotiated transactions. During the nine months ended September 30, 2011, we purchased 8,025 shares of our common stock under this program at a cost of approximately $242,000. As of September 30, 2011, we are authorized to purchase approximately $113 million of our outstanding common stock under this program.

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

Loans under the 2010 Credit Agreement bear interest by reference, at our election, to the LIBOR rate or base rate. The applicable margin on LIBOR rate loans varies from 2.75% to 3.75% and the applicable margin on base rate loans varies from 1.75% to 2.75%, in each case determined based upon our debt to capitalization ratio. As of September 30, 2011, the applicable margin on LIBOR rate loans was 2.75% and the applicable margin on base rate loans was 1.75%. A letter of credit fee is payable by us equal to the applicable margin for LIBOR rate loans times the daily amount available to be drawn under outstanding letters of credit. The commitment fee payable to the lenders for the unused portion of the revolving credit facility varies from 0.50% to 0.75% based upon our debt to capitalization ratio and was 0.50% as of September 30, 2011.

The 2010 Credit Agreement contains customary representations, warranties, indemnities and affirmative and negative covenants. The 2010 Credit Agreement also requires compliance with two financial covenants. We must not permit our debt to capitalization ratio to exceed 45% at any time. The 2010 Credit Agreement generally defines the debt to capitalization ratio as the ratio of (a) total borrowed money indebtedness to (b) the sum of such indebtedness plus consolidated net worth, with consolidated net worth determined as of the last day of the most recently ended fiscal quarter. We also must not permit the interest coverage ratio as of the last day of a fiscal quarter to be less than 3.00 to 1.00. The 2010 Credit Agreement generally defines the interest coverage ratio as the ratio of EBITDA of the four prior fiscal quarters to interest charges for the same period. We were in compliance with these financial covenants as of September 30, 2011. We do not expect that the restrictions and covenants will impair our ability to operate or react to opportunities that might arise.

As of September 30, 2011, we had $95.0 million outstanding under the term loan facility at an interest rate of 3.125% and approximately $15.8 million principal amount outstanding under the revolving credit facility at an interest rate of 5.00%. We had $40.6 million in letters of credit outstanding at September 30, 2011 and, as a result, we had available borrowing capacity under the revolving credit facility of approximately $344 million at that date.

On October 5, 2010, we completed the issuance and sale of $300 million in aggregate principal amount of our 4.97% Series A Senior Notes due October 5, 2020 (the “Notes”) in a private placement.

The Notes bear interest at a rate of 4.97% per annum. We pay interest on the Notes on April 5 and October 5 of each year. The Notes will mature on October 5, 2020. The Notes are prepayable at the our option, in whole or in part, provided that in the case of a partial prepayment, prepayment must be in an amount not less than 5% of the aggregate principal amount of the Notes then outstanding, at any time and from time to time at 100% of the principal amount prepaid, plus accrued and unpaid interest to the prepayment date, plus a “make-whole” premium as specified in the note purchase agreement. We must offer to prepay the Notes upon the occurrence of any change of control. In addition, we must offer to prepay the Notes upon the occurrence of certain asset dispositions if the proceeds therefrom are not timely reinvested in productive assets. If any offer to prepay is accepted, the purchase price of each prepaid Note is 100% of the principal amount thereof, plus accrued and unpaid interest thereon to the prepayment date.

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

Results of Operations

The following tables summarize operations by business segment for the three months ended September 30, 2011 and 2010:

Contract Drilling	2011	2010	% Change
	(Dollars in thousands)
Revenues	$436,827	$290,759	50.2%
Direct operating costs	$264,418	$174,999	51.1%
Selling, general and administrative	$2,240	$1,664	34.6%
Depreciation and impairment	$84,461	$72,617	16.3%
Operating income	$85,708	$41,479	106.6%
Operating days	20,370	16,400	24.2%
Average revenue per operating day	$21.44	$17.73	20.9%
Average direct operating costs per operating day	$12.98	$10.67	21.6%
Average rigs operating	221	178	24.2%
Capital expenditures	$224,288	$192,233	16.7%

Revenues and direct operating costs increased in 2011 compared to 2010 as a result of an increase in the number of operating days and increases in average revenue and direct operating costs per operating day. Average revenue per operating day increased in 2011 primarily due to increases in contractual dayrates. Average direct operating costs per operating day increased in 2011 due primarily to higher repairs, maintenance and labor costs. These costs increased primarily as a result of cost inflation in our industry and, in connection with operating our conventional rig fleet, high levels of repairs and maintenance. The increase in operating days was largely due to increased demand resulting from higher oil prices. Capital expenditures were incurred in 2011 and 2010 to build new drilling rigs, to modify and upgrade our drilling rigs and to acquire additional related equipment such as top drives, drill pipe, drill collars, engines, fluid circulating systems, rig hoisting systems and safety enhancement equipment. Depreciation expense increased as a result of capital expenditures. Depreciation and impairment expense included approximately $4.3 million in 2011 and approximately $705,000 in 2010 of impairment charges related to drilling equipment on drilling rigs that were removed from our marketable fleet. We removed 22 rigs from our marketable fleet in 2011 and removed two rigs from our marketable fleet in 2010.

Pressure Pumping	2011	2010	% Change
	(Dollars in thousands)
Revenues	$225,164	$81,104	177.6%
Direct operating costs	$149,577	$51,305	191.5%
Selling, general and administrative	$4,455	$2,668	67.0%
Depreciation and amortization	$20,706	$9,545	116.9%
Operating income	$50,426	$17,586	186.7%
Fracturing jobs	416	420	(1.0)%
Other jobs	1,990	1,600	24.4%
Total jobs	2,406	2,020	19.1%
Average revenue per fracturing job	$453.78	$147.20	208.3%
Average revenue per other job	$18.29	$12.05	51.8%
Average revenue per total job	$93.58	$40.15	133.1%
Average direct operating costs per total job	$62.17	$25.40	144.8%
Capital expenditures	$52,826	$15,531	240.1%

Contributing to the increases in revenues, direct operating costs, selling, general and administrative expenses and depreciation and amortization was our acquisition of a pressure pumping business on October 1, 2010, which significantly expanded the size of our fleet of pressure pumping equipment and the markets in which we provide pressure pumping services. This acquisition was accounted for as a business combination and the results of operations of the acquired business are included in our pressure pumping segment results from the date of acquisition. The acquired business contributed revenue of $127 million and operating income of $28.0 million to our operating results during the three months ended September 30, 2011.

Our customers have increased their activities in the development of unconventional reservoirs resulting in an increase in larger multi-stage fracturing jobs associated therewith. We have added additional equipment through construction and acquisition to meet this demand and expand our area of operations. As a result, we have experienced a significant increase in the number of these larger multi-stage fracturing jobs as a proportion of the total fracturing jobs we performed. Average revenue per fracturing job increased as a result of this increase in the number of larger multi-stage fracturing jobs in 2011 as compared to 2010, as well as increased pricing. Average revenue per other job increased as a result of increased pricing for the services provided and a change in job mix. Average direct operating costs per total job increased primarily as a result of the increase in the number of larger multi-stage fracturing jobs. Selling, general and administrative expenses increased in 2011 due to $1.7 million in expenses associated with the acquired business. Significant capital expenditures have been incurred in recent years to add capacity in our pressure pumping segment. Depreciation and amortization expense in 2011 includes $1.0 million in amortization of intangible assets. The remaining increase in depreciation in 2011 compared to 2010 was a result of our recent capital expenditures and our October 1, 2010 acquisition.

Oil and Natural Gas Production and Exploration	2011	2010	% Change
	(Dollars in thousands)
Revenues — Oil	$10,081	$5,580	80.7%
Revenues — Natural gas and liquids	$1,756	$1,220	43.9%
Revenues — Total	$11,837	$6,800	74.1%
Direct operating costs	$2,306	$1,484	55.4%
Depletion and impairment	$4,777	$2,851	67.6%
Operating income	$4,754	$2,465	92.9%
Capital expenditures	$5,467	$4,782	14.3%

Total revenues increased as a result of increased production and higher prices for oil and liquids. Average daily production increased primarily due to the addition of new wells. Depletion and impairment expense in 2011 includes approximately $1.4 million of oil and natural gas property impairments compared to approximately $119,000 of oil and natural gas property impairments in 2010. Depletion expense increased approximately $627,000 in 2011 compared to 2010 primarily due to increased oil production.

Corporate and Other	2011	2010	% Change
	(Dollars in thousands)
Selling, general and administrative	$9,262	$9,353	(1.0)%
Depreciation	$769	$418	84.0%
Net gain on asset disposals	$1,437	$250	474.8%
Provision for bad debts	$—	$(500)	(100.0)%
Interest income	$47	$64	(26.6)%
Interest expense	$3,835	$6,227	(38.4)%
Other income	$375	$260	44.2%
Capital expenditures	$1,237	$2,288	(45.9)%

Gains on the disposal of assets are treated as part of our corporate activities because such transactions relate to corporate strategy decisions of our executive management group. The gain on disposal of assets in 2011 is primarily related to the sale of scrap metal. The negative provision for bad debts in 2010 is the result of collections of certain accounts that had previously been reserved, as well as reductions in our reserve for specific accounts due to improved industry conditions. Interest expense in 2010 includes $3.3 million due to the recognition of remaining deferred financing costs associated with a revolving credit facility that was replaced in August 2010 and includes $1.3 million due to the recognition of deferred financing costs associated with a bridge credit facility that expired on September 30, 2010. Excluding these interest items in 2010, interest expense increased due to interest associated with the 4.97% Senior Notes and interest on borrowings under our revolving credit facility in 2011.

The following tables summarize operations by business segment for the nine months ended September 30, 2011 and 2010:

Contract Drilling	2011	2010	% Change
	(Dollars in thousands)
Revenues	$1,200,664	$741,470	61.9%
Direct operating costs	$701,871	$459,448	52.8%
Selling, general and administrative	$4,833	$3,816	26.7%
Depreciation and impairment	$242,598	$205,927	17.8%
Operating income	$251,362	$72,279	247.8%
Operating days	57,422	43,407	32.3%
Average revenue per operating day	$20.91	$17.08	22.4%
Average direct operating costs per operating day	$12.22	$10.58	15.5%
Average rigs operating	210	159	32.1%
Capital expenditures	$556,263	$455,708	22.1%

Revenues and direct operating costs increased in 2011 compared to 2010 as a result of an increase in the number of operating days and increases in average revenue and direct operating costs per operating day. Average revenue per operating day increased in 2011 primarily due to increases in contractual dayrates. Average direct operating costs per operating day increased in 2011 due primarily to higher repairs, maintenance and labor costs. These costs increased primarily as a result of cost inflation in our industry and, in connection with operating our conventional rig fleet, high levels of repairs and maintenance. The increase in operating days was largely due to increased demand resulting from higher oil prices. Capital expenditures were incurred in 2011 and 2010 to build new drilling rigs, to modify and upgrade our drilling rigs and to acquire additional related equipment such as top drives, drill pipe, drill collars, engines, fluid circulating systems, rig hoisting systems and safety enhancement equipment. Depreciation expense increased as a result of capital expenditures. Depreciation and impairment expense included approximately $4.3 million in 2011 and approximately $4.2 million in 2010 of impairment charges related to drilling equipment on drilling rigs that were removed from our marketable fleet. We removed 22 rigs from our marketable fleet in 2011 and removed four rigs from our marketable fleet in 2010.

Pressure Pumping	2011	2010	% Change
	(Dollars in thousands)
Revenues	$604,954	$194,219	211.5%
Direct operating costs	$397,018	$132,401	199.9%
Selling, general and administrative	$13,250	$8,014	65.3%
Depreciation and amortization	$52,542	$25,035	109.9%
Operating income	$142,144	$28,769	394.1%
Fracturing jobs	1,150	1,078	6.7%
Other jobs	5,071	4,350	16.6%
Total jobs	6,221	5,428	14.6%
Average revenue per fracturing job	$445.29	$134.31	231.5%
Average revenue per other job	$18.31	$11.36	61.2%
Average revenue per total job	$97.24	$35.78	171.8%
Average direct operating costs per total job	$63.82	$24.39	161.7%
Capital expenditures	$135,442	$36,342	272.7%

Contributing to the increases in revenues, direct operating costs, selling, general and administrative expenses and depreciation and amortization was our acquisition of a pressure pumping business on October 1, 2010, which significantly expanded the size of our fleet of pressure pumping equipment and the markets in which we provide pressure pumping services. This acquisition was accounted for as a business combination and the results of operations of the acquired business are included in our pressure pumping segment results from the date of acquisition. The acquired business contributed revenue of $324 million and operating income of $77.9 million to our operating results during the nine months ended September 30, 2011.

Our customers have increased their activities in the development of unconventional reservoirs resulting in an increase in larger multi-stage fracturing jobs associated therewith. We have added additional equipment through construction and acquisition to meet this demand and expand our area of operations. As a result, we have experienced an increase in the number of these larger multi-stage fracturing jobs as a proportion of the total fracturing jobs we performed. Average revenue per fracturing job increased as a result of this increase in the number of larger multi-stage fracturing jobs in 2011 as compared to 2010, as well as increased pricing. Average revenue per other job increased as a result of increased pricing for the services provided and a change in job mix. Average direct operating costs per total job increased primarily as a result of the increase in the number of larger multi-stage fracturing jobs. Selling, general and administrative expenses increased in 2011 due to $4.7 million in expenses associated with the acquired business. Significant capital expenditures have been incurred in recent years to add capacity in our pressure pumping segment. Depreciation and amortization expense in 2011 includes $3.1 million in amortization of intangible assets. The remaining increase in depreciation in 2011 compared to 2010 was a result of our recent capital expenditures and our October 1, 2010 acquisition.

Oil and Natural Gas Production and Exploration	2011	2010	% Change
	(Dollars in thousands)
Revenues — Oil	$31,168	$16,987	83.5%
Revenues — Natural gas and liquids	$4,510	$4,577	(1.5)%
Revenues — Total	$35,678	$21,564	65.5%
Direct operating costs	$6,406	$5,326	20.3%
Depletion and impairment	$12,571	$8,029	56.6%
Operating income	$16,701	$8,209	103.4%
Capital expenditures	$15,213	$15,902	(4.3)%

Total revenues increased as a result of increased production and higher prices for oil and liquids. Oil production increased primarily due to the addition of new wells. Depletion and impairment expense in 2011 includes approximately $2.8 million of oil and natural gas property impairments compared to approximately $789,000 of oil and natural gas property impairments in 2010. Depletion expense increased approximately $2.5 million in 2011 compared to 2010 primarily due to increased oil production.

Corporate and Other	2011	2010	% Change
	(Dollars in thousands)
Selling, general and administrative	$30,598	$25,661	19.2%
Depreciation	$1,966	$939	109.4%
Net gain on asset disposals	$4,058	$21,940	(81.5)%
Provision for bad debts	$—	$(1,500)	(100.0)%
Interest income	$135	$1,631	(91.7)%
Interest expense	$11,238	$9,011	24.7%
Other income	$572	$509	12.4%
Capital expenditures	$4,518	$5,727	(21.1)%

Selling, general and administrative expense increased in 2011 primarily as a result of increased personnel costs. Gains on the disposal of assets are treated as part of our corporate activities because such transactions relate to corporate strategy decisions of our executive management group. The gain on disposal of assets in 2011 is primarily related to the sale of scrap metal. The gain on asset disposals in 2010 includes a gain of $20.1 million related to the sale of certain rights to explore and develop zones deeper than the depths that we generally target for certain of the oil and natural gas properties in which we have working interests. The negative provision for bad debts in 2010 is the result of collections of certain accounts that had previously been reserved, as well as reductions in our reserve for specific accounts due to improved industry conditions. Interest income in 2010 includes the collection of interest on a customer account as well as interest received on prior overpayments of sales taxes in certain jurisdictions. Interest expense increased in 2011 primarily due to interest charges on the 4.97% Senior Notes that were issued in October 2010, the term loan that was entered into in August 2010 and interest on borrowings under our revolving credit facility.

Income Taxes

The asset and liability method is used in accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for operating loss and tax credit carryforwards and for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Our net current deferred tax asset is comprised primarily of net operating loss carryforwards, and the net deferred tax liability is comprised primarily of the difference between the financial statement carrying amount and the tax basis of property and equipment. The increase in the net deferred tax asset during the nine months ended September 30, 2011 is due to net operating losses for tax purposes that are the result of accelerated depreciation on 2011 capital expenditures. The increase in the net deferred tax liability during the nine months ended September 30, 2011 includes the impact of the difference between the financial statement carrying amount and tax basis of property and equipment resulting from the acceleration of depreciation on 2011 capital expenditures. The accelerated tax depreciation includes the temporary 100% expensing of qualified property placed in service in 2011 provided for by the Tax Relief, Unemployment Insurance Reauthorization, and Job Creation Act of 2010.

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

As a result of the above conversion, our Canadian assets are no longer subject to United States taxation, provided that the related unremitted earnings are permanently reinvested in Canada. Effective January 1, 2010, we have elected to permanently reinvest these unremitted earnings in Canada, and we intend to do so for the foreseeable future. As a result, no deferred United States Federal or state income taxes have been provided on such unremitted foreign earnings, which totaled approximately $18.7 million as of September 30, 2011.

Recently Issued Accounting Standards

In September 2011, the FASB issued an accounting standard update that simplifies how entities test goodwill for impairment. This update permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. Previous guidance required an entity to test goodwill for impairment, on at least an annual basis, by comparing the fair value of a reporting unit with its carrying amount. If the fair value of a reporting unit is less than its carrying amount, then the second step of the test must be performed to measure the amount of the impairment loss, if any. Under the amendments in this update, an entity is not required to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that its fair value is less than its carrying amount. This update is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted if an entity’s financial statements for the most recent annual or interim period have not yet been issued.

In June 2011, the FASB issued an accounting standard update that requires that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In the two-statement approach, the first statement should present total net income and its components followed consecutively by a second statement that should present total other comprehensive income, the components of other comprehensive income, and the total of comprehensive income. Historically, these components of other comprehensive income and total comprehensive income have been presented in the statement of changes in stockholders’ equity by many companies, including us. This requirement is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, and will be effective for us in the quarter ending March 31, 2012. The adoption of this update will result in the addition of a new consolidated statement of comprehensive income to our consolidated financial statements.

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

Volatility of Oil and Natural Gas Prices and its Impact on Operations and Financial Condition

Our revenue, profitability, financial condition and rate of growth are substantially dependent upon prevailing prices for oil and natural gas and expectations about future pricing. For many years, oil and natural gas prices and markets have been extremely volatile. Prices are affected by market supply and demand factors as well as international military, political and economic conditions, and the ability of OPEC to set and maintain production and price targets. All of these factors are beyond our control. Historically, market prices for natural gas have had the greatest impact on demand for our contract services. During 2008, the monthly average market price of natural gas (monthly average Henry Hub price as reported by the United States Energy Information Administration) peaked in June at $13.06 per Mcf before rapidly declining to an average of $5.99 per Mcf in December. In 2009, the monthly average market price of natural gas declined further to a low of $3.06 per Mcf in September. This decline in the market price of natural gas resulted in our customers significantly reducing their drilling activities beginning in the fourth quarter of 2008, and drilling activities remained low throughout 2009 before beginning to recover in 2010. Since then, oil prices have risen significantly and activity levels have increased substantially in shale and other plays directed at oil and liquids. Construction of new land drilling rigs in the United States during the last ten years has significantly contributed to excess capacity. As a result of these factors, our average number of rigs operating has declined from historic highs. We expect oil and natural gas prices to continue to be volatile and to affect our financial condition, operations and ability to access sources of capital. Low market prices for oil and natural gas would likely result in lower demand for our drilling rigs and pressure pumping services and adversely affect our operating results, financial condition and cash flows.

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

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

We currently have exposure to interest rate market risk associated with any borrowings that we have under our term credit facility or our revolving credit facility. Interest is paid on the outstanding principal amount of borrowings at a floating rate based on, at our election, LIBOR or a base rate. The margin on LIBOR loans ranges from 2.75% to 3.75% and the margin on base rate loans ranges from 1.75% to 2.75%, based on our debt to capitalization ratio. At September 30, 2011, the margin on LIBOR loans was 2.75% and the margin on base rate loans was 1.75%. As of September 30, 2011, we had $15.8 million outstanding under our revolving credit facility at a rate of 5.00% and $95.0 million outstanding under our term credit facility at an interest rate of 3.125%. The interest rate on the borrowings outstanding is variable and adjusts at each interest payment date based on our election of LIBOR or the base rate. A one percent increase in the interest rate on the borrowings outstanding under our revolving credit facility and term credit facility as of September 30, 2011 would increase our annual cash interest expense by approximately $1.1 million.

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

Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of September 30, 2011.

Changes in Internal Control Over Financial Reporting — There were no changes in our internal control over financial reporting during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act.

PART II — OTHER INFORMATION

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

The table below sets forth the information with respect to purchases of our common stock made by us during the quarter ended September 30, 2011.

Period Covered	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (in thousands)(1)
July 1-31, 2011 (2)	51	$32.38	—	$112,882
August 1-31, 2011 (2)	51	$23.63	—	$112,882
September 1-30, 2011 (2)	51	$18.69	—	$112,882

Total	153	$24.90	—	$112,882

(1)	On August 2, 2007, we announced that our Board of Directors approved a stock buyback program authorizing purchases of up to $250 million of our common stock in open market or privately negotiated transactions.

(2)	We purchased 51 shares in July, 51 shares in August and 51 shares in September from an employee to provide the employee with the funds necessary to satisfy tax withholding obligations with respect to the vesting of restricted shares. The price paid was the closing price of our common stock on the last business day prior to the date the shares vested. These purchases were made pursuant to the terms of the Patterson-UTI Energy, Inc. 2005 Long-Term Incentive Plan and not pursuant to the stock buyback program.

ITEM 6. Exhibits

The following exhibits are filed herewith or incorporated by reference, as indicated:

3.1	Restated Certificate of Incorporation, as amended (filed August 9, 2004 as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004 and incorporated herein by reference).

3.2	Amendment to Restated Certificate of Incorporation, as amended (filed August 9, 2004 as Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004 and incorporated herein by reference).

3.3	Second Amended and Restated Bylaws (filed August 6, 2007 as Exhibit 3.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2007 and incorporated herein by reference).

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	The following materials from Patterson-UTI Energy, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Changes in Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements.

*	filed herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PATTERSON-UTI ENERGY, INC.

By:	/s/ Gregory W. Pipkin
Gregory W. Pipkin
Chief Accounting Officer and Assistant Secretary
(Principal Accounting Officer and Duly Authorized Officer)

DATE: October 31, 2011