Form 10-K
period 2011-12-31
PATTERSON UTI ENERGY INC
filed 2012-02-10
CIK 889900

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number 0-22664

Patterson-UTI Energy, Inc.

(Exact name of registrant as specified in its charter)

Delaware	75-2504748
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

450 Gears Road, Suite 500, Houston, Texas	77067
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:

(281) 765-7100

Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Exchange on Which Registered

Common Stock, $0.01 Par Value	The Nasdaq Global Select Market

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐        No  ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2011, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $4.8 billion, calculated by reference to the closing price of $31.61 for the common stock on the Nasdaq Global Select Market on that date.

As of February 9, 2012, the registrant had outstanding 155,818,409 shares of common stock, $0.01 par value, its only class of common stock.

Documents incorporated by reference:

Portions of the registrant’s definitive proxy statement for the 2012 Annual Meeting of Stockholders are incorporated by reference into Part III of this report.

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (this “Report”) and other public filings and press releases by us contain “forward-looking statements” within the meaning of the Securities Act of 1933, as amended (the “Securities Act”), the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995, as amended. These “forward-looking statements” involve risk and uncertainty. These forward-looking statements include, without limitation, statements relating to: liquidity; revenue expectations and backlog; financing of operations; continued volatility of oil and natural gas prices; source and sufficiency of funds required for building new equipment and additional acquisitions (if further opportunities arise); impact of inflation; demand for our services; and other matters. Our forward-looking statements can be identified by the fact that they do not relate strictly to historic or current facts and often use words such as “believes,” “budgeted,” “continue,” “expects,” “estimates,” “project,” “will,” “could,” “may,” “plans,” “intends,” “strategy,” or “anticipates,” or the negative thereof and other words and expressions of similar meaning. The forward-looking statements are based on certain assumptions and analyses we make in light of our experience and our perception of historical trends, current conditions, expected future developments and other factors we believe are appropriate in the circumstances. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to have been correct. Forward-looking statements may be made orally or in writing, including, but not limited to, Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this Report and other sections of our filings with the United States Securities and Exchange Commission (the “SEC”) under the Exchange Act and the Securities Act.

Forward-looking statements are not guarantees of future performance and a variety of factors could cause actual results to differ materially from the anticipated or expected results expressed in or suggested by these forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, global economic conditions, volatility in customer spending and in oil and natural gas prices that could adversely affect demand for our services and their associated effect on rates, utilization, margins and planned capital expenditures, excess availability of land drilling rigs and pressure pumping equipment, including as a result of reactivation or construction, adverse industry conditions, adverse credit and equity market conditions, difficulty in integrating acquisitions, shortages of labor, equipment, supplies and materials, weather, loss of key customers, liabilities from operations for which we do not have and receive full indemnification or insurance, governmental regulation and ability to retain management and field personnel. Refer to “Risk Factors” contained in Item 1A of this Report for a more complete discussion of these and other factors that might affect our performance and financial results. You are cautioned not to place undue reliance on any of our forward-looking statements. These forward-looking statements are intended to relay our expectations about the future, and speak only as of the date they are made. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, changes in internal estimates or otherwise, except as required by law.

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

As of December 31, 2011, we had a drilling fleet that consisted of 328 marketable land-based drilling rigs. A drilling rig includes the structure, power source and machinery necessary to cause a drill bit to penetrate the earth to a depth desired by the customer. A drilling rig is considered marketable at a point in time if it is operating or can be made ready to operate without significant capital expenditures. We also have a substantial inventory of drill pipe and drilling rig components.

We provide pressure pumping services to oil and natural gas operators primarily in Texas and the Appalachian Basin. Pressure pumping services consist primarily of well stimulation and cementing for completion of new wells and remedial work on existing wells.

We also own and invest in oil and natural gas assets as a non-operating working interest owner. Our oil and natural gas working interests are located primarily in Texas and New Mexico.

Prior to January 20, 2010, we provided drilling fluids, completion fluids and related services to oil and natural gas operators offshore in the Gulf of Mexico and on land in Texas, New Mexico, Oklahoma and Louisiana. We sold our drilling and completion fluids services business on January 20, 2010. On October 1, 2010, we acquired the assets and operations of a pressure pumping business and an electric wireline business. The electric wireline business that we acquired was classified as held for sale at December 31, 2010 and sold on January 27, 2011. The results of our drilling and completion fluids services business and our electric wireline business are presented as discontinued operations in this Report.

Industry Segments

Our revenues, operating profits and identifiable assets are primarily attributable to three industry segments:

•	contract drilling services,

•	pressure pumping services, and

•	oil and natural gas exploration and production.

All of our industry segments had operating profits in 2011 and 2010. In 2009, our pressure pumping services and oil and natural gas exploration and production segments had operating profits and our contract drilling services segment had an operating loss.

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 15 of Notes to Consolidated Financial Statements included as a part of Items 7 and 8, respectively, of this Report for financial information pertaining to these industry segments.

Contract Drilling Operations

General — We market our contract drilling services to major and independent oil and natural gas operators. As of December 31, 2011, we had 328 marketable land-based drilling rigs based in the following regions:

•	64 in west Texas and southeastern New Mexico,

•	73 in north central and east Texas, northern Louisiana and Mississippi,

•	48 in the Rocky Mountain region (Colorado, Utah, Wyoming, Montana and North Dakota),

•	62 in south Texas and southern Louisiana,

•	27 in the Texas panhandle, Oklahoma and Arkansas,

•	34 in the Appalachian Basin, and

•	20 in western Canada.

Our marketable drilling rigs have rated maximum depth capabilities ranging from 5,250 feet to 25,000 feet. Of these drilling rigs, 145 are electric rigs and 183 are mechanical rigs. An electric rig differs from a mechanical rig in that the electric rig converts the diesel power (the sole energy source for a mechanical rig) into electricity to power the rig. We also have a substantial inventory of drill pipe and drilling rig components, which may be used in the activation of additional drilling rigs or as replacement parts for marketable rigs.

Drilling rigs are typically equipped with engines, drawworks, masts, pumps to circulate the drilling fluid, blowout preventers, drill pipe and other related equipment. Over time, components on a drilling rig are replaced or rebuilt. We spend significant funds each year as part of a program to modify, upgrade and maintain our drilling rigs to ensure that our drilling equipment is competitive. We have spent over $1.8 billion during the last three years on capital expenditures to (1) build new land drilling rigs and (2) modify, upgrade and maintain our drilling fleet. During fiscal years 2011, 2010 and 2009, we spent approximately $785 million, $656 million and $395 million, respectively, on these capital expenditures.

Depth and complexity of the well and drill site conditions are the principal factors in determining the specifications of the rig selected for a particular job.

Our contract drilling operations depend on the availability of drill pipe, drill bits, replacement parts and other related rig equipment, fuel and other materials and qualified personnel. Some of these have been in short supply from time to time.

Drilling Contracts — Most of our drilling contracts are with established customers on a competitive bid or negotiated basis. Our drilling contracts are either on a well-to-well basis or a term basis. Well-to-well contracts are generally short-term in nature and cover the drilling of a single well or a series of wells. Term contracts are entered into for a specified period of time (frequently one to three years) and provide for the use of the drilling rig to drill multiple wells. During 2011, our average number of days to drill a well (which includes moving to the drill site, rigging up and rigging down) was approximately 22 days.

Our drilling contracts obligate us to provide and operate a drilling rig and to pay certain operating expenses, including wages of drilling personnel and necessary maintenance expenses. Most drilling contracts are subject to termination by the customer on short notice and may or may not contain provisions for the payment of an early termination payment to us in the event that the contract is terminated by the customer. We believe that our drilling contracts generally provide for identification rights and obligations that are customary for the markets in which we conduct those operations; however, each drilling contract contains the actual terms setting forth our rights and obligations and those of the customer, any of which rights and obligations may deviate from what is customary due to particular industry conditions or other factors.

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

Under daywork contracts, we provide the drilling rig and crew to the customer. The customer supervises the drilling of the well. Our compensation is based on a contracted rate per day during the period the drilling rig is utilized. We often receive a lower rate when the drilling rig is moving or when drilling operations are interrupted or restricted by adverse weather conditions or other conditions beyond our control. Daywork contracts typically provide separately for mobilization of the drilling rig. Except for two wells drilled under footage contracts in 2009, all of the wells we drilled in 2011, 2010 and 2009 were under daywork contracts.

Under footage contracts, we contract to drill a well to a certain depth under specified conditions for a fixed price per foot. The customer provides drilling fluids, casing, cementing and well design expertise. These contracts require us to bear the cost of services and supplies that we provide until the well has been drilled to the agreed-upon depth. If we drill the well in less time than estimated, we have the opportunity to improve our profits over those that would be attainable under a daywork contract. Profits are reduced and losses may be incurred if the well requires more days to drill to the contracted depth than estimated. Footage contracts generally contain greater risks for a drilling contractor than daywork contracts. Under footage contracts, the drilling contractor typically assumes certain risks associated with loss of the well from fire, blowouts and other risks. We drilled two wells under footage contracts in 2009, and we did not drill any wells under footage contracts in 2011 or 2010.

Under turnkey contracts, we contract to drill a well to a certain depth under specified conditions for a fixed fee. In a turnkey arrangement, we are required to bear the costs of services, supplies and equipment beyond those typically provided under a footage contract. In addition to the drilling rig and crew, we are required to provide the drilling and completion fluids, casing, cementing, and the technical well design and engineering services during the drilling process. We also typically assume certain risks associated with drilling the well such as fires, blowouts, cratering of the well bore and other such risks. Compensation occurs only when the agreed-upon scope of the work has been completed, which requires us to make larger up-front working capital commitments prior to receiving payments under a turnkey drilling contract. Under a turnkey contract, we have the opportunity to improve our profits if the drilling process goes as expected and there are no complications or time delays. Given the increased exposure we have under a turnkey contract, however, profits can be significantly reduced and losses can be incurred if complications or delays occur during the drilling process. Turnkey contracts generally involve the highest degree of risk among the three different types of drilling contracts. Although we have entered into turnkey contracts in the past, we did not enter into any turnkey contracts in the past three years.

Contract Drilling Activity — Information regarding our contract drilling activity for the last three years follows:

	Year Ended December 31,
	2011	2010	2009
Average rigs operating per day(1)	216	168	91
Number of rigs operated during the year	250	220	243
Number of wells drilled during the year	3,529	2,919	1,539
Number of operating days	78,758	61,244	33,394

(1)	A rig is considered to be operating if it is earning revenue pursuant to a contract on a given day.

Drilling Rigs and Related Equipment — We have made significant upgrades during the last several years to our drilling fleet to match the needs of our customers. While conventional wells remain an important source of natural gas and oil, our customers have expanded the development of shale and other unconventional wells to help supply the long-term demand for natural gas and oil in North America.

To address our customers’ needs for drilling wells in the newer horizontal shale and other unconventional resource plays, we have expanded our areas of operation and improved the capability of our drilling fleet. We have delivered new APEX™ rigs to the market and have made performance and safety improvements to existing high capacity rigs. APEX 1500™ rigs are 1,500 horsepower electric rigs with advanced electronic drilling systems, 500 ton top drives, iron roughnecks, hydraulic catwalks, and other highly automated pipe handling equipment. APEX 1000™ rigs are 1,000 horsepower electric rigs with advanced technology equipment similar to the APEX 1500™ rigs, but with a more compact design to fit on smaller locations. APEX Walking™ rigs are designed to efficiently drill multiple wells from a single pad, by “walking” between the wellbores without requiring time to lower the mast and lay down the drill pipe. As of December 31, 2011 our drilling fleet was comprised of the following:

	Number of Rigs
Classification	U.S.	Canada	Total
APEX 1500™ rigs	38	—	38
APEX 1000™ rigs (including eight with walking systems)	13	—	13
APEX Walking™ rigs	40	—	40
Other electric rigs	46	8	54

Total electric rigs	137	8	145
Mechanical rigs	171	12	183

Total	308	20	328

We estimate the depth capacity with respect to our marketable rigs as of December 31, 2011 to be as follows:

	Number of Rigs
Depth Rating (Ft.)	U.S.	Canada	Total
5,250 to 7,999	—	3	3
8,000 to 11,999	31	9	40
12,000 to 15,999	175	8	183
16,000 to 25,000	102	—	102

Total	308	20	328

At December 31, 2011, we owned and operated 326 trucks and 403 trailers used to rig down, transport and rig up our drilling rigs. Our ownership of trucks and trailers reduces our dependency upon third parties for these services and generally enhances the efficiency of our contract drilling operations in periods of high drilling rig utilization.

We perform repair and overhaul work to our drilling rig equipment at our yard facilities located in Texas, Oklahoma, Wyoming, Colorado, Pennsylvania and western Canada.

Pressure Pumping Operations

General — We provide pressure pumping services to oil and natural gas operators primarily in Texas (Southwest Region) and the Appalachian Basin (Northeast Region). Pressure pumping services consist of well stimulation and cementing for the completion of new wells and remedial work on existing wells. Wells drilled in shale formations and other unconventional plays require well stimulation through fracturing to allow the flow of oil and natural gas. This is accomplished by pumping fluids under pressure into the well bore to fracture the formation. Many wells in conventional plays also receive well stimulation services. The cementing process inserts material between the wall of the well bore and the casing to support and stabilize the casing.

Pressure Pumping Contracts — Our pressure pumping operations are conducted pursuant to a work order for a specific job or pursuant to a term contract. The term contracts are generally entered into for a specified period of time and may include minimum revenue, usage or stage requirements. We are compensated based on a combination of charges for equipment, personnel, materials, mobilization and other items. We believe that our pressure pumping contracts generally provide for indemnification rights and obligations that are customary for the markets in which we conduct those operations; however, each pressure pumping contract contains the actual terms setting forth our rights and obligations and those of the customer, any of which rights and obligations may deviate from what is customary due to particular industry conditions or other factors.

Equipment — We have pressure pumping equipment used in providing hydraulic and nitrogen fracturing services as well as nitrogen, cementing and acid pumping services, with a total of approximately 631,000 hydraulic horsepower as of December 31, 2011. Pressure pumping equipment at December 31, 2011 included:

	Quintiplex Fracturing Equipment	Triplex Fracturing Equipment	Other Pumping Equipment	Total
Southwest Region:
Number of units	107	22	21	150
Approximate hydraulic horsepower	250,750	37,750	20,270	308,770
Northeast Region:
Number of units	76	69	109	254
Approximate hydraulic horsepower	171,000	90,000	61,300	322,300
Combined:
Number of units	183	91	130	404
Approximate hydraulic horsepower	421,750	127,750	81,570	631,070

Our pressure pumping operations are supported by a fleet of other equipment including blenders, tractors, manifold trailers and numerous trailers for transportation of materials to and from the worksite as well as bins for storage of materials at the worksite.

Materials — Our pressure pumping operations require the use of acids, chemicals, proppants, fluid supplies and other materials, any of which can be in short supply, including severe shortages, from time to time. We purchase these materials from various suppliers. These purchases are made in the spot market or pursuant to other arrangements, that do not cover all of our required supply and that sometimes require us to purchase the supply or pay liquidated damages if we do not purchase the material. Given the limited number of suppliers of certain of our materials, we may not always be able to make alternative arrangements if we are unable to reach an agreement with a supplier for continued provision of any particular material or should one of our suppliers fail to deliver or timely deliver our materials.

Oil and Natural Gas Interests

We own and invest in oil and natural gas assets as a non-operating working interest owner. Our oil and natural gas working interests are located primarily in producing regions of Texas and New Mexico. Our oil and natural gas assets constituted less than 1% of our consolidated assets as of December 31, 2011.

Customers

The customers of each of our contract drilling and pressure pumping business segments are oil and natural gas operators. Our customer base includes both major and independent oil and natural gas operators. During 2011, no single customer accounted for 10% or more of our consolidated operating revenues.

Competition

Our contract drilling and pressure pumping businesses are highly competitive. Historically, available equipment used in these businesses has frequently exceeded demand. The price for our services is a key competitive factor, in part because equipment used in our businesses can be moved from one area to another in response to market conditions. In addition to price, we believe availability, condition and technical specifications of equipment, quality of personnel, service quality and safety record are key factors in determining which contractor is awarded a job. We expect that the market for land drilling and pressure pumping services will continue to be highly competitive.

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

Our activities include the performance of hydraulic fracturing services to enhance the production of oil and natural gas from formations with low permeability, such as shales. Due to concerns raised relating to potential impacts of hydraulic fracturing on groundwater quality, legislative and regulatory efforts at the federal level and in some states have been initiated to render permitting and compliance requirements more stringent for hydraulic fracturing or prohibit the activity altogether. Such efforts could have an adverse effect on oil and natural gas production activities, which in turn could have an adverse effect on the hydraulic fracturing services that we render for our exploration and production customers. See “Item 1A. Risk Factors — Potential Legislation and Regulation Covering Hydraulic Fracturing Could Increase Our Costs and Result in Operational Delays.”

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

Our operations are also subject to federal, state, foreign and local laws, rules and regulations for the control of air emissions, including the Federal Clean Air Act and the Canadian Environmental Protection Act. We and our customers may be required to make capital expenditures in the future for air pollution control equipment in connection with obtaining and maintaining operating permits and approvals for air emissions. For example, in July 2011, the U.S. Environmental Protection Agency (“EPA”) published proposed New Source Performance Standards (“NSPS”) and National Emissions Standards for Hazardous Air Pollutants (“NESHAP”) that would impose, among other things, new standards for completions of hydraulically fractured natural gas wells. For more information, please refer to our discussion under “Item 1A. Risk Factors — We Are Subject to Compliance with

Stringent Environmental Laws and Regulations That May Expose Us to Significant Costs and Liabilities, and Future Regulations May Be More Stringent.”

We are aware of the increasing focus of local, state, national and international regulatory bodies on greenhouse gas (“GHG”) emissions and climate change issues. We are also aware of legislation proposed by United States lawmakers and the Canadian legislature to reduce GHG emissions, as well as GHG emissions regulations enacted by the EPA and the Canadian provinces of Alberta and British Columbia. We will continue to monitor and assess any new policies, legislation or regulations in the areas where we operate to determine the impact of GHG emissions and climate change on our operations and take appropriate actions, where necessary. Any direct and indirect costs of meeting these requirements may adversely affect our business, results of operations and financial condition. See “Item 1A. Risk Factors — Legislation and Regulation of Greenhouse Gases Could Adversely Affect Our Business.”

Risks and Insurance

Our operations are subject to many hazards inherent in the contract drilling and pressure pumping businesses, including inclement weather, blowouts, well fires, loss of well control, pollution and reservoir damage. These hazards could cause personal injury or death, work stoppage, and serious damage to equipment and other property. Our operations could also cause significant environmental and reservoir damages. These risks could expose us to substantial liability for personal injury, wrongful death, property damage, loss of oil and natural gas production, pollution and other environmental damages.

We have indemnification agreements with many of our customers, and we also maintain liability and other forms of insurance. In general, our drilling and pressure pumping contracts typically contain contractual rights to indemnity from our customer for, among other things, reservoir and certain pollution damage. Our contractual right to indemnification, however, may be unenforceable or limited due to negligent or willful acts or omissions by us, our subcontractors and/or suppliers. Our customers may dispute, or be unable to meet, their contractual indemnification obligations to us due to financial, legal or other reasons. Accordingly, we may be unable to transfer these risks to our customers by contract or indemnification agreements. Incurring a liability for which we are not fully indemnified or insured could have a material adverse effect on our business, financial condition, cash flows and results of operations.

We maintain insurance coverage of types and amounts that we believe to be customary for our businesses, but we are not fully insured against all risks, either because insurance is not available or because of the high premium costs. The insurance coverage that we maintain includes insurance for fire, windstorm and other risks of physical loss to our rigs and other assets, employer’s liability, automobile liability, commercial general liability insurance, workers’ compensation and insurance for other specific risks. We cannot assure, however, that any insurance obtained by us will be adequate to cover any losses or liabilities, or that this insurance will continue to be available or available on terms that are acceptable to us. While we carry insurance to cover physical damage to, or loss of, our drilling rigs and other assets, such insurance does not cover the full replacement cost of the rigs or other assets. We have also elected in some cases to accept a greater amount of risk through increased deductibles on certain insurance policies. For example, we generally maintain a $1.0 million per occurrence deductible on our workers’ compensation and equipment insurance coverage and a $2.0 million per occurrence self insured retention on our general liability insurance coverage. We self-insure a number of other risks, including loss of earnings and business interruption, and do not carry a significant amount of insurance to cover risks of underground reservoir damage. If a significant accident or other event occurs and is not fully covered by insurance or an enforceable or recoverable indemnity from a customer, it could have a material adverse effect on our business, financial condition, cash flows and results of operations.

Our insurance will not in all situations provide sufficient funds to protect us from all liabilities that could result from our operations. Our coverage includes aggregate policy limits and exclusions. As a result, we retain the risk for any loss in excess of these limits or that is otherwise excluded from our coverage. There can be no assurance that insurance will be available to cover any or all of our operational risks, or, even if available, that insurance premiums or other costs will not rise significantly in the future, so as to make the cost of such insurance prohibitive or that our coverage will cover a specific loss. Further, we may experience difficulties in collecting from insurers or such insurers may deny all or a portion of our claims for insurance coverage. Incurring a liability for which we are not fully insured or indemnified could materially affect our business, financial condition, cash flows and results of operations. See “Item 1A. Risk Factors — Our Operations Are Subject to a Number of Operational Risks, Including Environmental and Weather Risks, Which Could Expose Us to Significant Losses and Damage Claims. We Are Not Fully Insured Against All of These Risks and Our Contractual Indemnity Provisions May Not Fully Protect Us.”

Employees

We had approximately 8,200 full-time employees at December 31, 2011. The number of employees fluctuates depending on the current and expected demand for our services. We consider our employee relations to be satisfactory. None of our employees are represented by a union.

Seasonality

Seasonality has not significantly affected our overall operations, however the winter weather in the Appalachian Basin has recently resulted in slower activity for our pressure pumping operations. In addition, our drilling operations in Canada and, to a lesser extent, our pressure pumping operations in the Appalachian Basin, are subject to slow periods of activity during the annual Spring thaw.

Raw Materials and Subcontractors

We use many suppliers of raw materials and services. Although these materials and services have historically been available, there is no assurance that such materials and services will continue to be available on favorable terms or at all. We also utilize numerous independent subcontractors from various trades.

Item 1A.	Risk Factors.

You should consider each of the following factors as well as the other information in this Report in evaluating our business and our prospects. Additional risks and uncertainties not presently known to us or that we currently consider immaterial may also impair our business operations. If any of the following risks actually occur, our business, financial condition, cash flows and results of operations could be harmed. You should also refer to the other information set forth in this Report, including our consolidated financial statements and the related notes.

Global Economic Conditions May Adversely Affect Our Operating Results.

Beginning in late 2008 and continuing through 2009, there was a substantial deterioration in the global economic environment. As part of this deterioration, there was substantial uncertainty in the capital markets and access to financing was reduced. Due to these conditions, our customers reduced or curtailed their drilling programs, which resulted in a decrease in demand for our services. Furthermore, these factors resulted in certain of our customers experiencing an inability to pay suppliers, including us. Although the significant deterioration in the global economic environment appeared to stabilize to some degree during 2010 and 2011, there is no assurance that the global economic environment will not quickly deteriorate again due to one or more factors. A return of the conditions causing a deterioration in the global economic environment could have a material adverse effect on our business, financial condition, cash flows and results of operations.

We Are Dependent on the Oil and Natural Gas Industry and Market Prices for Oil and Natural Gas. Declines in Customers’ Operating and Capital Expenditures and in Oil and Natural Gas Prices May Adversely Affect Our Operating Results.

We depend on our customers’ willingness to make operating and capital expenditures to explore for, develop and produce oil and natural gas in North America. If these expenditures decline, our business may suffer. Our customers’ willingness to explore, develop and produce depends largely upon prevailing industry conditions that are influenced by numerous factors over which we have no control, such as:

•	the supply of and demand for oil and natural gas, including current natural gas storage capacity and usage,

•	the prices, and expectations about future prices, of oil and natural gas,

•	the supply of and demand for drilling and pressure pumping equipment,

•	the cost of exploring for, developing, producing and delivering oil and natural gas,

•	public pressure on, and legislative and regulatory interest within, federal, state and local governments to stop, significantly limit or regulate drilling and hydraulic fracturing activities, and

•	merger and divestiture activity among oil and natural gas producers.

In particular, our revenue, profitability and cash flows are highly dependent upon prevailing prices for oil and natural gas and expectations about future prices. For many years, oil and natural gas prices and markets have been extremely volatile. Prices are affected by factors such as:

•	market supply and demand,

•	international military, political and economic conditions,

•	the ability of the Organization of Petroleum Exporting Countries, commonly known as OPEC, to set and maintain production and price targets,

•	technical advances affecting energy consumption, and

•	the price and availability of alternative fuels.

All of these factors are beyond our control. During the second quarter of 2008, the quarterly average market price of natural gas (Henry Hub spot price as reported by the Energy Information Administration) was $11.74 per Mcf and the quarterly average market price of oil (WTI spot price as reported by the Energy Information Administration) was $123.95 per barrel. In the last half of 2008, commodity prices rapidly declined and averaged $6.60 per Mcf for natural gas and $58.35 per barrel for oil in the fourth quarter of 2008. In 2009, the price of natural gas declined further and averaged $4.06 per Mcf for the year. Oil prices remained depressed during 2009 as well and averaged $61.65 per barrel for the year. These declines in the market price of natural gas and oil resulted in our customers significantly reducing their drilling activities beginning in the fourth quarter of 2008, and drilling activities remained low throughout 2009. Drilling activities increased in 2010 as did the prices for oil and natural gas. The increased drilling activity was largely attributed to increased development of unconventional oil and natural gas reservoirs and an improvement in the price of oil which averaged $79.40 per barrel in 2010. Drilling for oil and liquids rich targets continued to increase in 2011 as oil averaged $94.86 per barrel for the year. Natural gas prices decreased in 2011 to an average of $4.00 per Mcf. The 2011 decrease in natural gas prices was most significant in the fourth quarter where the average price dropped to $3.32 per Mcf and this decrease has continued into 2012 where natural gas prices fell below $3.00 per Mcf in January. The increase in drilling activity in oil rich basins has absorbed the decrease in demand for natural gas drilling activities in 2011 and our rig count increased in both 2010 and 2011. Our average number of rigs operating remains well below the number of our available rigs. Construction of new land drilling rigs in the United States during the last ten years has significantly contributed to excess capacity. As a result of decreased drilling activity and excess capacity, our average number of rigs operating has declined from historic highs. We expect oil and natural gas prices to continue to be volatile and to affect our financial condition, operations and ability to access sources of capital. Low market prices for oil and natural gas would likely result in lower demand for our drilling rigs and pressure pumping services and could adversely affect our operating results, financial condition and cash flows. Even during periods of high prices for oil and natural gas, companies exploring for oil and natural gas may cancel or curtail programs, or reduce their levels of capital expenditures for exploration and production for a variety of reasons, which could reduce demand for our drilling rigs and pressure pumping services.

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

In addition, unconventional resource plays have substantially increased and some drilling rigs are not capable of drilling these wells efficiently. Accordingly, the utilization of some older technology drilling rigs may be hampered by their lack of capability to successfully compete for this work. Other ongoing factors which could continue to adversely affect utilization rates and pricing, even in an environment of high oil and natural gas prices and increased drilling activity, include:

•	movement of drilling rigs from region to region,

•	reactivation of land-based drilling rigs, or

•	construction of new technology drilling rigs.

Construction of new technology drilling rigs has increased in recent years. The addition of new technology drilling rigs to the market, combined with a reduction in the drilling of vertical wells, has resulted in excess capacity of conventional drilling rigs. Similarly, the substantial recent increase in unconventional resource plays has led to higher demand for pressure pumping services and we believe there has been, and we expect there to continue to be, a significant increase in the construction of new pressure pumping equipment. The addition of new pressure pumping equipment, as well as any general decline in demand for pressure pumping services, could result in there being substantially more pressure pumping equipment available than necessary to meet demand. If this were to occur, providers of pressure pumping services will have difficulty sustaining profit margins and may sustain losses during downturn periods. We cannot predict the future level of demand for our contract drilling or pressure pumping services or future conditions in the oil and natural gas contract drilling or pressure pumping businesses.

Shortages of Drill Pipe, Replacement Parts, Other Equipment, Supplies and Materials Adversely Affect Our Operating Results.

During periods of increased demand for drilling and pressure pumping services, the industry has experienced shortages of drill pipe, replacement parts, other equipment, supplies and materials, including, in the case of our pressure pumping operations, proppants, acid, gel and water. These shortages can cause the price of these items to increase significantly and require that orders for the items be placed well in advance of expected use. In addition, any interruption in supply could result in significant delays in delivery of equipment and materials or prevent operations. Interruptions may be caused by, among other reasons:

•	weather issues, whether short-term such as a hurricane, or long-term such as a drought, and

•	a shortage in the number of vendors able or willing to provide the necessary equipment, supplies and materials, including as a result of commitments of vendors to other customers or third parties.

These price increases, delays in delivery and interruptions in supply may require us to increase capital and repair expenditures and incur higher operating costs. Severe shortages, delays in delivery and interruptions in supply could limit our ability to construct and operate our drilling rigs and pressure pumping equipment and could have a material adverse effect on our business, financial condition, cash flows and results of operations.

Fixed Term Contracts May in Certain Instances Be Terminated Without an Early Termination Payment.

Fixed term drilling contracts customarily provide for termination at the election of the customer, with an “early termination payment” to be paid to us if a contract is terminated prior to the expiration of the fixed term. However, in certain limited circumstances, for example, destruction of a drilling rig that is not replaced within a specified period of time, our bankruptcy, or a sustained breach of our contract obligations, no early termination payment may be paid to us. Additionally, during depressed market conditions or otherwise, customers may seek to terminate, renegotiate or fail to honor their contractual obligations. The failure to receive an early termination payment under a number of our fixed-term contracts could have a material adverse effect on our business, financial condition, cash flows and results of operations.

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

We believe that price competition for drilling and pressure pumping contracts will continue due to the existence of available rigs and pressure pumping equipment. In recent years, many drilling and pressure pumping companies have consolidated or merged with other companies. Although this consolidation has decreased the total number of competitors, we believe the competition for drilling and pressure pumping services will continue to be intense. As a result of competition, our utilization may decrease and/or we may be unable to maintain or increase prices for our services, which could have a material adverse effect on our business, financial condition, cash flows and results of operations.

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

The Loss of Large Customers Could Have a Material Adverse Effect on Our Financial Condition and Results of Operations.

In 2011, we received approximately 41 percent of our consolidated operating revenues from our ten largest customers (including their affiliates). Although no single customer accounted for more than seven percent of our consolidated operating revenue in 2011, the loss of one or more of our larger customers could have a material adverse effect on our business, financial condition, cash flows and results of operations.

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

We may incur substantial indebtedness to finance future acquisitions, build new drilling rigs or build new pressure pumping equipment and also may issue equity, convertible or debt securities in connection with any such acquisitions or building program. Debt service requirements could represent a significant burden on our results of operations and financial condition, and the issuance of additional equity could be dilutive to existing stockholders. Also, continued growth could strain our management, operations, employees and other resources.

Our Operations Are Subject to a Number of Operational Risks, Including Environmental and Weather Risks, Which Could Expose Us to Significant Losses and Damage Claims. We Are Not Fully Insured Against All of These Risks and Our Contractual Indemnity Provisions May Not Fully Protect Us.

Our operations are subject to many hazards inherent in the contract drilling and pressure pumping businesses, including inclement weather, blowouts, well fires, loss of well control, pollution and reservoir damage. These hazards could cause personal injury or death, work stoppage, and serious damage to equipment and other property. Our operations could also cause significant environmental and reservoir damages. These risks could expose us to substantial liability for personal injury, wrongful death, property damage, loss of oil and natural gas production, pollution and other environmental damages.

We have indemnification agreements with many of our customers, and we also maintain liability and other forms of insurance. In general, our drilling and pressure pumping contracts typically contain contractual rights to indemnity from our customers for, among other things, reservoir and certain pollution damage. Our contractual right to indemnification, however, may be unenforceable or limited due to negligent or willful acts or omissions by us, our subcontractors and/or suppliers. Our customers may dispute, or be unable to meet their contractual indemnification obligations to us due to financial, legal or other reasons. Accordingly, we may be unable to transfer these risks to our customers by contract or indemnification agreements.

We maintain insurance coverage of types and amounts that we believe to be customary in the industry, but we are not fully insured against all risks, either because insurance is not available or because of the high premium costs. The insurance coverage that we maintain includes insurance for fire, windstorm and other risks of physical loss to our rigs and other assets, employer’s liability, automobile liability, commercial general liability insurance, workers’ compensation and insurance for other specific risks. We cannot assure, however, that any insurance obtained by us will be adequate to cover any losses or liabilities, or that this insurance will continue to be available or available on terms that are acceptable to us. While we carry insurance to cover physical damage to, or loss of, our drilling rigs and other assets, such insurance does not cover the full replacement cost of the rigs or other assets. We have also elected in some cases to accept a greater amount of risk through increased deductibles on certain insurance policies. For example, we generally maintain a $1.0 million per occurrence deductible on our workers’ compensation and equipment insurance coverage and a $2.0 million per occurrence self insured retention on our general liability insurance coverage. We self-insure a number of other risks, including loss of earnings and business interruption, and do not carry a significant amount of insurance to cover risks of underground reservoir damage.

Our insurance will not in all situations provide sufficient funds to protect us from all liabilities that could result from our operations. Our coverage includes aggregate policy limits and exclusions. As a result, we retain the risk for any loss in excess of these limits or that is otherwise excluded from our coverage. There can be no assurance that insurance will be available to cover any or all of our operational risks, or, even if available, that insurance premiums or other costs will not rise significantly in the future, so as to make the cost of such insurance prohibitive or that our coverage will cover a specific loss. Further, we may experience difficulties in collecting from insurers or such insurers may deny all or a portion of our claims for insurance coverage. Incurring a liability for which we are not fully insured or indemnified could materially affect our business, financial condition, cash flows and results of operations.

If a significant accident or other event occurs and is not fully covered by insurance or an enforceable or recoverable indemnity from a customer, it could have a material adverse effect on our business, financial condition, cash flows and results of operations.

We Are Dependent Upon our Subsidiaries to Meet our Obligations Under our Long Term Debt

We have borrowings outstanding under a term loan and revolving credit facility as well as our senior notes. These obligations are guaranteed by each of our existing subsidiaries other than immaterial subsidiaries. Our ability to meet our interest and principal payment obligations depends in large part on dividends paid to us by our subsidiaries. If our subsidiaries do not generate sufficient cash flows to pay us dividends, we may be unable to meet our interest and principal payment obligations.

Variable Rate Indebtedness Subjects Us to Interest Rate Risk, Which Could Cause Our Debt Service Obligations to Increase Significantly.

We have in place a committed senior unsecured credit facility that includes a revolving credit facility and a term loan facility. Interest is paid on the outstanding principal amount of borrowings under the credit facility at a floating rate based on, at our election, LIBOR or a base rate. The margin on LIBOR loans ranges from 2.75% to 3.75% and the margin on base rate loans ranges from 1.75% to 2.75%, based on our debt to capitalization ratio. At December 31, 2011, the margin on LIBOR loans was 2.75% and the margin on base rate loans was 1.75%. As of December 31, 2011, we had $110 million outstanding under our revolving credit facility at a weighted average interest rate of 4.05% and $92.5 million outstanding under our term credit facility at an interest rate of 3.25%. A one percent increase in the interest rate on the borrowings outstanding under our revolving and term credit facilities as of December 31, 2011 would increase our annual cash interest expense by approximately $2.0 million. Interest rates could rise for various reasons in the future and increase our total interest expense, depending upon the amounts borrowed.

New Technologies May Cause Our Drilling and Pressure Pumping Processes and Equipment to Become Less Competitive, Resulting in an Adverse Effect on our Financial Condition and Results of Operations.

Changes in technology or improvements in competitors’ processes and equipment could make our processes and equipment less competitive or require significant capital expenditures to keep our processes and equipment competitive. Any such changes in technology could have a material adverse effect on our business, financial condition, cash flows and results of operations.

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

Changes in environmental laws and regulations occur frequently and such laws and regulations tend to become more stringent over time. Stricter laws, regulations or enforcement policies could significantly increase compliance costs for us and our customers and have a material adverse effect on our operations or financial position. For example, in July 2011, the EPA issued proposed rules under the NSPS and NESHAP programs that would, among other things, impose new standards for flowback operations during completions at new, hydraulically fractured or re-fractured natural gas wells. These proposed rules may require the implementation of new operating standards which may impact our business. If these or other initiatives result in an increase in regulation, it could increase costs to us and our customers or reduce demand for our services, which could have a material adverse effect on our business, financial condition, cash flows and results of operations.

Potential Legislation and Regulation Covering Hydraulic Fracturing Could Increase Our Costs and Result in Operational Delays.

Members of the U.S. Congress and the EPA are reviewing more stringent regulation of hydraulic fracturing, a technology employed by our pressure pumping business, which involves the injection of water, sand and chemicals under pressure into rock formations to stimulate oil and natural gas production. Both the EPA and the U.S. Congress are studying whether there is any link between hydraulic fracturing activities and soil or ground water contamination. As part of their respective studies, the House Subcommittee on Energy and Environment and the EPA each sent requests to a number of companies, including our company, for information on their hydraulic fracturing practices. We have responded to each of the inquiries. In addition, legislation has been proposed in the U.S. Congress to amend the Federal Safe Drinking Water Act to require the disclosure of chemicals used by the oil and gas industry in the hydraulic fracturing process, which could make it easier for third parties opposing the hydraulic fracturing process to initiate legal proceedings based on allegations that specific chemicals used in the fracturing process are impairing ground water or causing other damage. These bills, if adopted, could establish an additional level of regulation at the federal or state level that could lead to operational delays or increased operating costs and could result in additional regulatory burdens that could make it more difficult to perform hydraulic fracturing and increase our costs of compliance and doing business. Certain states where we operate, including Texas, have adopted or are considering similar disclosure legislation. For example, Colorado, North Dakota, Montana, Texas, Louisiana, and Wyoming have adopted a variety of well construction, set back and disclosure regulations limiting how fracturing can be performed and requiring various degrees of chemical disclosure. In addition, the EPA has asserted federal regulatory authority over hydraulic fracturing involving diesel additives under the Safe Drinking Water Act’s Underground Injection Control Program and has begun the process of drafting guidance documents related to this newly asserted regulatory authority. Additional regulation could increase the costs of conducting our business and could materially reduce our business opportunities and revenues if our customers decrease their levels of activity in response to such regulation.

There are also certain governmental reviews either underway or being proposed that focus on environmental aspects of hydraulic fracturing practices, including the White House Council on Environmental Quality and a committee of the United States House of Representatives. Furthermore, a number of federal agencies, including the EPA and the U.S. Department of Energy, are analyzing, or have been requested to review a variety of environmental issues associated with hydraulic fracturing. Also, the U.S. Department of the Interior is considering disclosure requirements or other mandates for hydraulic fracturing on federal lands. These ongoing or proposed studies, depending on their course, and any meaningful results obtained, could spur initiatives to further regulate hydraulic fracturing under the Safe Drinking Water Act or other regulatory mechanism.

Legislation and Regulation of Greenhouse Gases Could Adversely Affect our Business

We are aware of the increasing focus of local, state, national and international regulatory bodies on GHG emissions and climate change issues. We are also aware of legislation proposed by United States lawmakers and the Canadian legislature to reduce GHG emissions, as well as GHG emissions regulations enacted by the EPA and the Canadian provinces of Alberta and British Columbia. In December 2009, the EPA determined that emissions of carbon dioxide, methane and other GHG present a danger to public health and the environment because emissions of such gases are, according to the EPA, contributing to the warming of the earth’s atmosphere and other climatic changes. Based on its findings, the EPA has begun adopting and implementing regulations to restrict emissions of GHGs under existing provisions of the Federal Clean Air Act, including one regulation that requires a reduction in emissions of GHGs from motor vehicles and another that regulates emissions of GHGs from certain large sources. In addition, the EPA published rules requiring reporting of GHG emissions from specified large GHG emission sources in the United States on an annual basis, which has been amended to include certain onshore and offshore oil and natural gas production facilities. In addition, almost one-half of the states have already taken legal measures to reduce emissions of GHGs primarily through the planned development of GHG emission inventories and/or regional GHG cap and trade programs. We will continue to monitor and assess any new policies, legislation or regulations in the areas where we operate to determine the impact of GHG emissions and climate change on our operations and take appropriate actions, where necessary. Any direct and indirect costs of meeting these requirements may adversely affect our business, results of operations and financial condition. Because our business depends on the level of activity in the oil and natural gas industry, existing or future laws or regulations related to GHGs and climate change, including incentives to conserve energy or use alternative energy sources, could have a negative impact on our business if such laws or regulations reduce demand for oil and natural gas.

Anti-takeover Measures in Our Charter Documents and Under State Law Could Discourage an Acquisition and Thereby Affect the Related Purchase Price.

We are a Delaware corporation subject to the Delaware General Corporation Law, including Section 203, an anti-takeover law. Our restated certificate of incorporation authorizes our Board of Directors to issue up to one million shares of preferred stock and to determine the price, rights (including voting rights), conversion ratios, preferences and privileges of that stock without further vote or action by the holders of the common stock. It also prohibits stockholders from acting by written consent without the holding of a meeting. In addition, our bylaws impose certain advance notification requirements as to business that can be brought by a stockholder before annual stockholder meetings and as to persons nominated as directors by a stockholder. As a result of these measures and others, potential acquirers might find it more difficult or be discouraged from attempting to effect an acquisition transaction with us. This may deprive holders of our securities of certain opportunities to sell or otherwise dispose of the securities at above-market prices pursuant to any such transactions.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties

Our property consists primarily of drilling rigs, pressure pumping equipment and related equipment. We own substantially all of the equipment used in our businesses.

Our corporate headquarters is in leased office space and is located at 450 Gears Road, Suite 500, Houston, Texas. Our telephone number at that address is (281) 765-7100. Our primary administrative office, which is located in Snyder, Texas, is owned and includes approximately 37,000 square feet of office and storage space.

Contract Drilling Operations — Our drilling services are supported by several offices and yard facilities located throughout our areas of operations, including Texas, Oklahoma, Colorado, North Dakota, Wyoming, Pennsylvania and western Canada.

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

We incorporate by reference in response to this item the information set forth in Item 1 of this Report and the information set forth in Note 4 of the Notes to Consolidated Financial Statements included in Item 8 of this Report.

Item 3.	Legal Proceedings.

We are party to various legal proceedings arising in the normal course of our business. We do not believe that the outcome of these proceedings, either individually or in the aggregate, will have a material adverse effect on our results of operations, cash flows or financial condition.

Item 4.	Mine Safety Disclosure.

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a)	Market Information

Our common stock, par value $0.01 per share, is publicly traded on the Nasdaq Global Select Market and is quoted under the symbol “PTEN.” Our common stock is included in the S&P MidCap 400 Index and several other market indices. The following table provides high and low sales prices of our common stock for the periods indicated:

	High	Low
2010:
First quarter	$18.67	$13.19
Second quarter	16.15	11.85
Third quarter	17.42	12.52
Fourth quarter	22.67	16.59
2011:
First quarter	$29.49	$19.60
Second quarter	32.42	26.38
Third quarter	34.09	17.22
Fourth quarter	23.90	15.06

(b)	Holders

As of February 9, 2012, there were approximately 1,500 holders of record of our common stock.

(c)	Dividends

We paid cash dividends during the years ended December 31, 2010 and 2011 as follows:

	Per Share	Total
		(in thousands)
2010:
Paid on March 30, 2010	$0.05	$7,677
Paid on June 30, 2010	0.05	7,706
Paid on September 30, 2010	0.05	7,704
Paid on December 30, 2010	0.05	7,709

Total cash dividends	$0.20	$30,796

2011:
Paid on March 30, 2011	$0.05	$7,708
Paid on June 30, 2011	0.05	7,772
Paid on September 30, 2011	0.05	7,777
Paid on December 30, 2011	0.05	7,788

Total cash dividends	$0.20	$31,045

On February 1, 2012, our Board of Directors approved a cash dividend on our common stock in the amount of $0.05 per share to be paid on March 30, 2012 to holders of record as of March 15, 2012. The amount and timing of all future dividend payments, if any, is subject to the discretion of the Board of Directors and will depend upon business conditions, results of operations, financial condition, terms of our credit facilities and other factors.

(d)	Securities Authorized for Issuance Under Equity Compensation Plans

Equity compensation plan information as of December 31, 2011 follows:

	Equity Compensation Plan Information
Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column(a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders(1)	7,045,495	$20.76	4,399,951
Equity compensation plans not approved by security holders(2)	35,800	$14.64	—

Total	7,081,295	$20.73	4,399,951

(1)	The Patterson-UTI Energy, Inc. 2005 Long-Term Incentive Plan, as amended (the “2005 Plan”), provides for awards of incentive stock options, non-incentive stock options, tandem and freestanding stock appreciation rights, restricted stock awards, other stock unit awards, performance share awards, performance unit awards and dividend equivalents to key employees, officers and directors, which are subject to certain vesting and forfeiture provisions. All options are granted with an exercise price equal to or greater than the fair market value of the common stock at the time of grant. The vesting schedule and term are set by the Compensation Committee of the Board of Directors. All securities remaining available for future issuance under equity compensation plans approved by security holders in column (c) are available under this plan. In addition to the 2005 Plan, this Plan category also includes the Patterson-UTI Energy, Inc. Amended and Restated 1997 Long-Term Incentive Plan, as amended (the “1997 Plan”). In connection with the approval of the 2005 Plan, the Board of Directors approved a resolution that no further options, restricted stock or other awards would be granted under any equity compensation plan, other than the 2005 Plan. Options granted under the 1997 Plan typically vested over three or five years as dictated by the Compensation Committee. All options were granted with an exercise price equal to the fair market value of the related common stock at the time of grant.

(2)	The Amended and Restated Patterson-UTI Energy, Inc. 2001 Long-Term Incentive Plan (the “2001 Plan”) was approved by the Board of Directors in July 2001. In connection with the approval of the 2005 Plan, the Board of Directors approved a resolution that no further options, restricted stock or other awards would be granted under any equity compensation plan, other than the 2005 Plan. The terms of the 2001 Plan provided for grants of stock options, stock appreciation rights, shares of restricted stock and performance awards to eligible employees other than officers and directors. No incentive stock options could be awarded under the 2001 Plan. All options were granted with an exercise price equal to or greater than the fair market value of the common stock at the time of grant. The vesting schedule and term were set by the Compensation Committee of the Board of Directors.

(e)	Unregistered Sales of Equity Securities and Use of Proceeds

The table below sets forth the information with respect to purchases of our common stock made by us during the quarter ended December 31, 2011.

Period Covered	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (in thousands)(1)
October 1-31, 2011(2)	4,709	$19.74	664	$112,868
November 1-30, 2011(2)	51	$19.11	—	$112,868
December 1-31, 2011(2)	51	$20.25	—	$112,868

Total	4,811	$19.74	664	$112,868

(1)	On August 1, 2007, our Board of Directors approved a stock buyback program authorizing purchases of up to $250 million of our common stock in open market or privately negotiated transactions.

(2)	We withheld 4,045 shares in October, 51 shares in November and 51 shares in December from employees with respect to their tax withholding obligations upon the vesting of restricted shares. The price paid was the closing price of our common stock on the last business day prior to the date the shares vested. These purchases were made pursuant to the terms of the Patterson-UTI Energy, Inc. 2005 Long-Term Incentive Plan and not pursuant to the stock buyback program.

(e)	Performance Graph

The following graph compares the cumulative stockholder return of our common stock for the period from December 31, 2006 through December 31, 2011, with the cumulative total return of the Standard & Poors 500 Stock Index, the Standard & Poors MidCap Index, the Oilfield Service Index and a peer group determined by us. Our peer group consists of Helmerich & Payne, Inc., Nabors Industries, Ltd., Pioneer Drilling Company, Bronco Drilling Company, Inc. and Precision Drilling Corp. Bronco Drilling Company, Inc. was acquired by another entity in 2011. All of the companies in our peer group are providers of land-based drilling services. Nabors Industries, Ltd. also is a provider of pressure pumping services. BJ Services Company and Superior Well Services, Inc. were members of our peer group for 2010, but they were acquired by other entities in 2010 and are therefore not members of our peer group for 2011. The graph assumes investment of $100 on December 31, 2006 and reinvestment of all dividends.

	Fiscal Year Ended December 31,
Company/Index	2006 ($)	2007 ($)	2008 ($)	2009 ($)	2010 ($)	2011 ($)
Patterson-UTI Energy, Inc.	100.00	85.70	52.15	70.66	100.39	93.86
Peer Group Index	100.00	100.07	49.76	79.64	93.03	90.69
S&P 500 Stock Index	100.00	105.49	66.46	84.05	96.71	98.76
Oilfield Service Index	100.00	151.52	61.40	99.57	126.39	113.02
S&P MidCap Index	100.00	107.97	68.84	94.57	119.77	117.68

The foregoing graph is based on historical data and is not necessarily indicative of future performance. This graph shall not be deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulations 14A or 14C under the Exchange Act or to the liabilities of Section 18 under such Act.

Item 6.	Selected Financial Data.

Our selected consolidated financial data as of December 31, 2011, 2010, 2009, 2008 and 2007, and for each of the five years in the period ended December 31, 2011 should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and related Notes thereto, included as Items 7 and 8, respectively, of this Report. Due to the sale of our drilling and completion fluids business in January 2010 and the sale of our electric wireline business in January 2011, the results of operations for those businesses have been reclassified and are presented as discontinued operations in all periods presented.

	Years Ended December 31,
	2011	2010	2009	2008	2007
	(In thousands, except per share amounts)
Statement of Operations Data:
Operating revenues:
Contract drilling	$1,669,581	$1,081,898	$599,287	$1,804,026	$1,741,647
Pressure pumping	845,803	350,608	161,441	217,494	202,812
Oil and natural gas	50,559	30,425	21,218	42,360	41,637

Total	2,565,943	1,462,931	781,946	2,063,880	1,986,096

Operating costs and expenses:
Contract drilling	972,778	655,678	357,742	1,038,327	963,150
Pressure pumping	561,398	235,100	124,100	147,377	117,250
Oil and natural gas	9,615	7,020	7,341	12,793	10,864
Depreciation, depletion, amortization and impairment	437,279	333,493	289,847	275,990	246,346
Selling, general and administrative	64,271	53,042	43,935	43,273	42,688
Net (gain) loss on asset disposals	(4,999)	(22,812)	3,385	(4,163)	(16,432)
Provision for bad debts	—	(2,000)	3,810	4,350	2,875
Embezzlement recoveries	—	—	—	—	(43,955)
Acquisition-related expenses	—	2,485	—	—	—

Total	2,040,342	1,262,006	830,160	1,517,947	1,322,786

Operating income (loss)	525,601	200,925	(48,214)	545,933	663,310
Other income (expense)	(14,883)	(10,171)	(3,341)	1,425	527

Income (loss) from continuing operations before income taxes	510,718	190,754	(51,555)	547,358	663,837
Income tax expense (benefit)	187,938	72,856	(17,595)	193,490	229,350

Income (loss) from continuing operations	$322,780	$117,898	$(33,960)	$353,868	$434,487

Income (loss) from continuing operations per common share:
Basic	$2.08	$0.77	$(0.22)	$2.29	$2.78

Diluted	$2.06	$0.76	$(0.22)	$2.27	$2.75

Cash dividends per common share	$0.20	$0.20	$0.20	$0.60	$0.44

Weighted average number of common shares outstanding:
Basic	153,871	152,772	152,069	153,379	154,755

Diluted	155,304	153,276	152,069	154,358	156,612

Balance Sheet Data:
Total assets	$4,221,901	$3,423,031	$2,662,152	$2,712,817	$2,465,199
Borrowings under line of credit	110,000	—	—	—	50,000
Other long term debt	382,500	392,500	—	—	—
Stockholders’ equity	2,516,631	2,187,607	2,081,700	2,126,942	1,896,030
Working capital	346,238	241,445	263,511	337,615	226,209

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management Overview — We are a leading provider of services to the North American oil and natural gas industry. Our services primarily involve the drilling, on a contract basis, of land-based oil and natural gas wells and pressure pumping services. In addition to the aforementioned services, we also invest, on a non-operating working interest basis, in oil and natural gas properties. Prior to the sale of substantially all of the assets of our drilling and completion fluids business in January 2010, we provided drilling fluids, completion fluids and related services to oil and natural gas operators. Due to our exit from the drilling and completion fluids business in January 2010, we have presented the results of that business as discontinued operations in this Report. We acquired an electric wireline business on October 1, 2010 and sold the business on January 27, 2011. Due to our exit from the electric wireline business, we have presented the results of that business as discontinued operations in this Report.

As of December 31, 2011, we had a drilling fleet that consisted of 328 marketable land-based drilling rigs. Although there continued to be uncertainty with respect to the global economic environment and fluctuation of commodity prices, activity in our drilling business continued to increase during 2011. In the fourth quarter of 2011, our average number of rigs operating increased to 232 including 220 in the United States and 12 in Canada, as compared to an average of 194 drilling rigs operating, including 182 rigs in the United States and 12 rigs in Canada during the same period in 2010.

While conventional wells remain an important source of natural gas and oil, this increased activity results, in part, from our addressing our customers’ needs for drilling wells in the newer horizontal shale and other unconventional resource plays by expanding our areas of operation and improving the capabilities of our drilling fleet during the last several years. As of December 31, 2011, we have completed 91 new APEX™ rigs and made performance and safety improvements to existing high capacity rigs. We expect to complete an additional 30 new APEX™ rigs in 2012. In connection with the newer horizontal shale and other unconventional resource plays, we see a continued need for equipment to perform service intensive fracturing jobs. As of December 31, 2011, we have also added over 467,000 hydraulic horsepower to our pressure pumping fleet since the end of 2009, and we had a total of approximately 631,000 hydraulic horsepower in our pressure pumping fleet at the end of 2011. Though the beginning of 2012 has seen unusually low natural gas prices, high oil prices are expected to increase drilling and pressure pumping activity in the oil and liquids rich areas.

We maintain a backlog of commitments for contract drilling revenues under long-term contracts, which we define as contracts with a fixed term of one year or more. Our backlog as of December 31, 2011 was approximately $1.6 billion. We expect approximately $898 million of our backlog to be realized in 2012. We calculate our backlog by multiplying the day rate under our long-term drilling contracts by the number of days remaining under the contract. The calculation does not include any revenues related to other fees such as for mobilization, demobilization and customer reimbursables, nor does it include potential reductions in rates during periods in which the rig is moving, on standby or incurring maintenance and repair time in excess of what is permitted under the drilling contract. In addition, generally our long-term drilling contracts are subject to termination by the customer on short notice and provide for the payment of an early termination payment to us in the event that the contract is terminated by the customer. See Item 1A. Risk Factors — Fixed Term Contracts May in Certain Instances be Terminated Without an Early Termination Payment.

For the three years ended December 31, 2011, our operating revenues from continuing operations consisted of the following (dollars in thousands):

	2011		2010		2009
Contract drilling	$1,669,581	65%	$1,081,898	74%	$599,287	76%
Pressure pumping	845,803	33	350,608	24	161,441	21
Oil and natural gas	50,559	2	30,425	2	21,218	3

	$2,565,943	100%	$1,462,931	100%	$781,946	100%

Generally, the profitability of our business is impacted most by two primary factors in our contract drilling segment: our average number of rigs operating and our average revenue per operating day. During 2011, our average number of rigs operating was 216 compared to 168 in 2010 and 91 in 2009. Our average revenue per operating day was $21,200 in 2011 compared to $17,670 in 2010 and $17,950 in 2009. Additionally, our pressure pumping segment experienced an increase in large multi-stage fracturing jobs in 2011 compared to 2010 and 2009. This increase includes the contribution of a pressure pumping business we acquired on October 1, 2010, which significantly expanded our pressure pumping operations into new markets in the fourth quarter of 2010. We had consolidated net income of $322 million for 2011 compared to $117 million for 2010. The increase in consolidated net income was primarily due to our contract drilling segment experiencing an increase in the average number of rigs operating and an increase in the average revenue per operating day as well as greater activity, pricing and size of our pressure pumping business.

Our revenues, profitability and cash flows are highly dependent upon prevailing prices for oil and natural gas. During periods of improved commodity prices, the capital spending budgets of oil and natural gas operators tend to expand, which generally results in increased demand for our services. Conversely, in periods when these commodity prices deteriorate, the demand for our services generally weakens and we experience downward pressure on pricing for our services. After reaching a peak in June 2008, there was a significant extended decline in oil and natural gas prices and a substantial deterioration in the global economic environment. As part of this deterioration, there was substantial uncertainty in the capital markets and access to financing was reduced. Due to these conditions, our customers reduced or curtailed their drilling programs, which resulted in a decrease in demand for our services, as evidenced by the decline in our monthly average number of rigs operating from a high of 283 in October 2008 to a low of 60 in June 2009. Our monthly average number of rigs operating has subsequently increased from the mid-year low of 60 in 2009 to 233 in December 2011 and our profitability has improved.

We are also highly impacted by operational risks, competition, the availability of excess equipment, labor issues and various other factors that could materially adversely affect our business, financial condition, cash flows and results of operations. Please see “Risk Factors” in Item 1A of this Report.

Critical Accounting Policies

In addition to established accounting policies, our consolidated financial statements are impacted by certain estimates and assumptions made by management. The following is a discussion of our critical accounting policies pertaining to property and equipment, goodwill, revenue recognition, the use of estimates and oil and natural gas properties,.

Property and equipment — Property and equipment, including betterments which extend the useful life of the asset, are stated at cost. Maintenance and repairs are charged to expense when incurred. We provide for the depreciation of our property and equipment using the straight-line method over the estimated useful lives. Our method of depreciation does not change when equipment becomes idle; we continue to depreciate idled equipment on a straight-line basis. No provision for salvage value is considered in determining depreciation of our property and equipment. We review our long-lived assets, including property and equipment, for impairment whenever events or changes in circumstances (“triggering events”) indicate that the carrying values of certain assets may not be recovered over their estimated remaining useful lives. In connection with this review, assets are grouped at the lowest level at which identifiable cash flows are largely independent of other asset groupings. The cyclical nature of our industry has resulted in fluctuations in rig utilization over periods of time. Management believes that the contract drilling industry will continue to be cyclical and rig utilization will continue to fluctuate. Based on management’s expectations of future trends, we estimate future cash flows over the life of the respective assets or asset groupings in our assessment of impairment. These estimates of cash flows are based on historical cyclical trends in the industry as well as management’s expectations regarding the continuation of these trends in the future. Provisions for asset impairment are charged against income when estimated future cash flows, on an undiscounted basis, are less than the asset’s net book value. Any provision for impairment is measured based on discounted cash flows.

On a periodic basis, we evaluate our fleet of drilling rigs for marketability based on the condition of inactive rigs, expenditures that would be necessary to bring them to working condition and the expected demand for drilling services by rig type (such as drilling conventional vertical wells versus drilling longer horizontal wells using high capacity rigs). In connection with our ongoing planning process, we evaluated our then-current fleet of marketable drilling rigs in 2011, 2010 and 2009 and identified 53, four and 23 rigs, during each of those years respectively, that we determined were impaired and would no longer be marketed as rigs based on our assessment of estimated expenditures to bring these rigs into condition to operate in the current environment, as well as our assessment of future demand and the suitability of the identified rigs in light of this expected demand. The components comprising these rigs were evaluated, and those components with continuing utility to our other marketed rigs were transferred to other rigs or to our yards to be used as spare equipment. The fair value of the remaining components of these rigs was estimated to be zero as there was no future cash flow expected and the associated net book value of $15.7 million in 2011, $4.2 million in 2010 and $10.5 million in 2009 was expensed in our consolidated statements of operations as an impairment charge.

In late 2008, oil and natural gas prices decreased significantly, and we experienced a significant decrease in the number of our rigs operating. A continued decrease in the operating levels in our contract drilling segment through the first half of 2009 was deemed by us to be a triggering event that required us to perform an assessment with respect to impairment of long-lived assets, including property and equipment, in our contract drilling segment in 2009. With respect to these long-lived assets, we estimated future cash flows over the expected life of the long-lived assets, which were comprised primarily of drilling rigs and related equipment (excluding the rigs which had been removed from our marketable fleet), and determined that, on an undiscounted basis, expected cash flows exceeded the carrying value of the long-lived assets at that time. Based on this assessment, no further impairment was indicated in 2009. In light of the favorable trends in rig utilization and revenue per operating day experienced by us and our peers in 2010 and 2011, we concluded that no triggering events occurred in 2010 or 2011 with respect to our contract drilling segment as a whole which would indicate that the carrying amounts of long-lived assets in that segment may not be recoverable (excluding the rigs which had been removed from our marketable fleet). We concluded that no triggering event occurred with respect to our pressure pumping segment in 2011, 2010 or 2009. Impairment considerations related to our oil and natural gas segment are discussed below.

Goodwill — Goodwill is considered to have an indefinite useful economic life and is not amortized. We assess impairment of our goodwill annually as of December 31, or on an interim basis if events or circumstances indicate that the fair value of goodwill may have decreased below its carrying value. Goodwill impairment testing is performed at the level of our reporting units. Our reporting units have been determined to be the same as our operating segments. We currently have goodwill in our contract drilling and pressure pumping operating segments.

In connection with our annual impairment assessment of goodwill as of December 31, 2010, we first compared the fair value of the reporting units with their carrying value. In completing this first step of our analysis, we estimated our enterprise value based on our market capitalization as determined by reference to the closing price of our common stock during the fifteen days before and after year end. We allocated this enterprise value to our reporting units and determined that the fair values of our reporting units were in excess of their carrying value. The fair value of our reporting units as of December 31, 2010 exceeded the carrying value in all cases such that no impairment was indicated. If the carrying value had exceeded the fair value, we would have measured any impairment of goodwill in that reporting unit by allocating the fair value to the identifiable assets and liabilities of the reporting unit based on their respective fair values. Any excess unallocated fair value would equal the implied fair value of goodwill, and if that amount was below the carrying value of goodwill, an impairment charge would have been recognized.

In September 2011, the Financial Accounting Standards Board (“FASB”) issued an accounting standards update which provides entities with the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is more likely than not that the fair value of a reporting unit is greater than its carrying amount, then performing the two-step impairment test described above is unnecessary. The provisions of this accounting standards update are effective for goodwill impairment tests performed for fiscal years beginning after December 15, 2011, however, early adoption is permitted. We elected to adopt the provisions of the new goodwill impairment accounting standard issued in September 2011 in connection with our annual impairment assessment of goodwill as of December 31, 2011 and determined based on an assessment of qualitative factors that it was more likely than not that the fair values of our reporting units were greater than their carrying amount and further testing was not necessary.

In making our determination, we considered the continued demand experienced during 2011 for our services in the contract drilling and pressure pumping businesses. We also considered the level of commodity prices for crude oil and natural gas, which influence our overall level of business activity in these operating segments. Additionally, current year operating results and forecasted operating results for the coming year were also taken into account. Our overall market capitalization and the large amount of calculated excess of the fair values of our reporting units over their carrying values and lack of significant changes in the key assumptions from our 2010 quantitative Step 1 assessment of goodwill were also considered. We have undertaken extensive efforts in the past several years to upgrade our fleet of equipment and believe that we are well positioned from a competitive standpoint to satisfy demand for high technology drilling of unconventional horizontal wells, which should help mitigate decreases in demand for drilling conventional vertical wells that may result from recent decreases in natural gas prices. In the event that market conditions weaken, we may be required to record an impairment of goodwill in our contract drilling or pressure pumping reporting units in the future, and such impairment could be material.

Revenue recognition — Revenues from daywork drilling and pressure pumping activities are recognized as services are performed. We follow the percentage-of-completion method of accounting for footage contract drilling arrangements. Under the percentage-of-completion method, management estimates are relied upon in the determination of the total estimated expenses to be incurred drilling the well. Due to the nature of turnkey contract drilling arrangements and the risks therein, we follow the completed-contract method of accounting for such arrangements. Under this method, revenues and expenses related to a well-in-progress are deferred and recognized in the period the well is completed. Provisions for losses on incomplete or in-process wells are made when estimated total expenses are expected to exceed total revenues. We recognize as revenue reimbursements received from third parties for out-of-pocket expenses and account for those out-of-pocket expenses as direct costs. Except for two wells drilled under footage contacts in 2009, all of the wells we drilled in 2011, 2010 and 2009 were drilled under daywork contracts.

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

Key estimates used by management include:

•	allowance for doubtful accounts,

•	depreciation, depletion and amortization,

•	fair values of assets acquired and liabilities assumed in acquisitions,

•	goodwill and long-lived asset impairments, and

•	reserves for self-insured levels of insurance coverage.

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

We review our proved oil and natural gas properties for impairment whenever a triggering event occurs, such as downward revisions in reserve estimates or decreases in oil and natural gas prices. Proved properties are grouped by field and undiscounted cash flow estimates are prepared based on our expectation of future commodity prices over the lives of the respective fields. These cash flow estimates are reviewed by an independent petroleum engineer. If the net book value of a field exceeds its undiscounted cash flow estimate, impairment expense is measured and recognized as the difference between net book value and discounted cash flow. The discounted cash flow estimates used in measuring impairment are based on our expectations of future commodity prices over the life of the respective field. We review unproved oil and natural gas properties quarterly to assess potential impairment. Our impairment assessment is made on a lease-by-lease basis and considers factors such as our intent to drill, lease terms and abandonment of an area. If an unproved property is determined to be impaired, the related property costs are expensed. Impairment expense related to proved and unproved oil and natural gas properties totaled approximately $3.0 million, $792,000 and $3.7 million for the years ended December 31, 2011, 2010 and 2009, respectively, and is included in depreciation, depletion, amortization and impairment in the consolidated statements of operations.

For additional information on our accounting policies, see Note 1 of Notes to Consolidated Financial Statements included as a part of Item 8 of this Report.

Liquidity and Capital Resources

As of December 31, 2011, we had working capital of $346 million, including cash and cash equivalents of $23.9 million, compared to working capital of $241 million and cash and cash equivalents of $27.6 million at December 31, 2010.

During 2011, our sources of cash flow included:

•	$869 million from operating activities,

•	$110 million in net borrowings under our revolving credit facility,

•	$25.5 million in proceeds from the disposal of our electric wireline business,

•	$23.2 million from the exercise of stock options and related tax benefits associated with stock-based compensation, and

•	$22.5 million in proceeds from the disposal of property and equipment.

During 2011, we used $31.0 million to pay dividends on our common stock, $4.3 million to repurchase shares of our common stock, $6.3 million to repay long-term debt and $1.0 billion:

•	to build new drilling rigs and pressure pumping equipment,

•	to make capital expenditures for the betterment and refurbishment of our drilling rigs and pressure pumping equipment,

•	to acquire and procure equipment and facilities to support our drilling and pressure pumping operations, and

•	to fund investments in oil and natural gas properties on a working interest basis.

We paid cash dividends during the year ended December 31, 2011 as follows:

	Per Share	Total
		(in thousands)
Paid on March 30, 2011	$0.05	$7,708
Paid on June 30, 2011	0.05	7,772
Paid on September 30, 2011	0.05	7,777
Paid on December 30, 2011	0.05	7,788

Total cash dividends	$0.20	$31,045

On February 1, 2011, our Board of Directors approved a cash dividend on our common stock in the amount of $0.05 per share to be paid on March 30, 2012 to holders of record as of March 15, 2012. The amount and timing of all future dividend payments, if any, is subject to the discretion of the Board of Directors and will depend upon business conditions, results of operations, financial condition, terms of our credit facilities and other factors.

On August 1, 2007, our Board of Directors approved a stock buyback program, authorizing purchases of up to $250 million of our common stock in open market or privately negotiated transactions. During the year ended December 31, 2011, we purchased 8,689 shares of our common stock under this program at a cost of approximately $255,000. As of December 31, 2011, we are authorized to purchase approximately $113 million of our outstanding common stock under this program.

On August 19, 2010, we entered into a Credit Agreement (the “Credit Agreement”). The Credit Agreement is a committed senior unsecured credit facility that includes a revolving credit facility and a term loan facility.

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

Loans under the Credit Agreement bear interest by reference, at our election, to the LIBOR rate or base rate. The applicable margin on LIBOR rate loans varies from 2.75% to 3.75% and the applicable margin on base rate loans varies from 1.75% to 2.75%, in each case determined based upon our debt to capitalization ratio. As of December 31, 2011, the applicable margin on LIBOR rate loans was 2.75% and the applicable margin on base rate loans was 1.75%. A letter of credit fee is payable by us equal to the applicable margin for LIBOR rate loans times the daily amount available to be drawn under outstanding letters of credit. The commitment fee payable to the lenders for the unused portion of the revolving credit facility varies from 0.50% to 0.75% based upon our debt to capitalization ratio and was 0.50% as of December 31, 2011.

The Credit Agreement contains customary representations, warranties, indemnities and affirmative and negative covenants. The Credit Agreement also requires compliance with two financial covenants. We must not permit our debt to capitalization ratio to exceed 45% at any time. The Credit Agreement generally defines the debt to capitalization ratio as the ratio of (a) total borrowed money indebtedness to (b) the sum of such indebtedness plus consolidated net worth, with consolidated net worth determined as of the last day of the most recently ended fiscal quarter. We also must not permit the interest coverage ratio as of the last day of a fiscal quarter to be less than 3.00 to 1.00. The Credit Agreement generally defines the interest coverage ratio as the ratio of earnings before interest, taxes, depreciation and amortization (“EBITDA”) of the four prior fiscal quarters to interest charges for the same period. We were in compliance with these financial covenants as of December 31, 2011. We do not expect that the restrictions and covenants will impair, in any material respect, our ability to operate or react to opportunities that might arise.

As of December 31, 2011, we had $92.5 million principal amount outstanding under the term loan facility at an interest rate of 3.25% and had $110 million principal amount outstanding under the revolving credit facility at a weighted-average interest rate of 4.05%. We had $40.6 million in letters of credit outstanding at December 31, 2011, and as a result, we had available borrowing capacity under the revolving credit facility of approximately $249 million at that date.

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

The note purchase agreement requires compliance with two financial covenants. We must not permit our debt to capitalization ratio to exceed 50% at any time. The note purchase agreement generally defines the debt to capitalization ratio as the ratio of (a) total borrowed money indebtedness to (b) the sum of such indebtedness plus consolidated net worth, with consolidated net worth determined as of the last day of the most recently ended fiscal quarter. We also must not permit the interest coverage ratio as of the last day of a fiscal quarter to be less than 2.50 to 1.00. The note purchase agreement generally defines the interest coverage ratio as the ratio for the four prior quarters of EBITDA to interest charges for the same period. We were in compliance with these financial covenants as of December 31, 2011. We do not expect that the restrictions and covenants will impair, in any material respect, our ability to operate or react to opportunities that might arise.

Events of default under the note purchase agreement and the Credit Agreement include failure to pay principal or interest when due, failure to comply with the financial and operational covenants, a cross default event, a judgment in excess of a threshold event, the guaranty agreement ceasing to be enforceable, the occurrence of certain ERISA events, a change of control event and bankruptcy and other insolvency events. If an event of default under the note purchase agreement occurs and is continuing, then holders of a majority in principal amount of the Notes have the right to declare all the notes then-outstanding to be immediately due and payable. In addition, if we default in payments on any Note, then until such defaults are cured, the holder thereof may declare all the Notes held by it to be immediately due and payable.

We believe that our liquidity as of December 31, 2011, which includes approximately $346 million in working capital and approximately $249 million available under our $400 million revolving credit facility, together with cash expected to be generated from operations, should provide us with sufficient ability to fund our current plans to build new equipment, make improvements to our existing equipment, service our debt and pay cash dividends. If we pursue opportunities for growth that require capital, we believe we would be able to satisfy these needs through a combination of working capital, cash flows from operating activities, borrowing capacity under our revolving credit facility or additional debt or equity financing. However, there can be no assurance that such capital will be available on reasonable terms, if at all.

Commitments and Contingencies — As of December 31, 2011, we maintained letters of credit in the aggregate amount of $40.6 million for the benefit of various insurance companies as collateral for retrospective premiums and retained losses which could become payable under the terms of the underlying insurance contracts. These letters of credit expire annually at various times during the year and are typically renewed. As of December 31, 2011, no amounts had been drawn under the letters of credit.

As of December 31, 2011, we had commitments to purchase approximately $352 million of major equipment for our drilling and pressure pumping businesses.

Our pressure pumping business has entered into agreements to purchase minimum quantities of proppants from certain vendors. These agreements expire in 2013 and 2016. As of December 31, 2011, the remaining obligation under these agreements is approximately $42.5 million, of which materials with a total purchase price of approximately $13.5 million are expected to be delivered during 2012. In the event that the required minimum quantities are not purchased during any contract year, we could be required to make a liquidated damages payment to the respective vendor for any shortfall.

In November 2011, our pressure pumping business entered into an agreement with a proppant vendor to advance, on a non-revolving basis, up to $12.0 million to such vendor to finance its construction of certain processing facilities. This advance is secured by the underlying processing facilities and other assets and bears interest at an annual rate of 5.0%. Repayment of the advance is to be made through discounts applied to purchases from the vendor and repayment of all amounts advanced must be made no later than October 1, 2017. As of December 31, 2011, advances of approximately $2.9 million had been made under this agreement and no significant repayments had been made.

Trading and Investing — We have not engaged in trading activities that include high-risk securities, such as derivatives and non-exchange traded contracts. We invest cash primarily in highly liquid, short-term investments such as overnight deposits and money market accounts.

Contractual Obligations

The following table presents information with respect to our contractual obligations as of December 31, 2011 (dollars in thousands):

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Borrowings under revolving credit facility(1)	$110,000	$—	$110,000	$—	$—
Interest on revolving credit facility(2)	7,276	4,456	2,820	—	—
Borrowings under term loan(3)	92,500	10,000	82,500	—	—
Interest on term loan(4)	6,351	2,855	3,496	—	—
Series A Senior Notes(5)	300,000	—	—	—	300,000
Interest on Series A Senior Notes(6)	130,636	14,910	29,820	29,820	56,086
Commitments to purchase equipment(7)	351,738	351,738	—	—	—
Commitments to purchase inventory(8)	42,466	13,461	17,617	11,388	—

	$1,040,967	$397,420	$246,253	$41,208	$356,086

(1)	Any borrowings that are drawn on our revolving credit facility would be due at maturity August 19, 2013. Amount reflected in table is borrowings outstanding as of December 31, 2011.

(2)	Interest is calculated at 4.05%, which is the weighted average interest rate on outstanding borrowings under the revolving credit facility as of December 31, 2011.

(3)	Represents repayments of borrowing under the term loan portion of the Credit Agreement. The term loan matures on August 19, 2014.

(4)	Interest to be paid on term loan using 3.25% rate in effect as of December 31, 2011.

(5)	Principal repayment of the Series A Senior Notes is required at maturity on October 5, 2020.

(6)	Interest to be paid on the Series A Senior Notes using 4.97% coupon rate.

(7)	Represents commitments to purchase major equipment to be delivered in 2012 based on expected delivery dates.

(8)	Represents commitments to purchase proppants for our pressure pumping business.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements at December 31, 2011.

Results of Operations

Comparison of the years ended December 31, 2011 and 2010

The following tables summarize operations by business segment for the years ended December 31, 2011 and 2010:

	Year Ended December 31,
Contract Drilling	2011	2010	% Change
	(Dollars in thousands)
Revenues	$1,669,581	$1,081,898	54.3%
Direct operating costs	$972,778	$655,678	48.4%
Selling, general and administrative	$6,408	$5,279	21.4%
Depreciation and impairment	$344,312	$280,458	22.8%
Operating income	$346,083	$140,483	146.4%
Operating days	78,758	61,244	28.6%
Average revenue per operating day	$21.20	$17.67	20.0%
Average direct operating costs per operating day	$12.35	$10.71	15.3%
Average rigs operating	216	168	28.6%
Capital expenditures	$784,686	$655,550	19.7%

The demand for our contract drilling services is impacted by the market price of natural gas and oil. The reactivation and construction of new land drilling rigs in the United States in recent years has also contributed to an excess capacity of land drilling rigs compared to demand. The average market price of natural gas and oil for each of the fiscal quarters and full year in 2011 and 2010 follows:

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Year
2010:
Average natural gas price per Mcf(1)	$5.30	$4.45	$4.41	$3.91	$4.52
Average oil price per Bbl(2)	$78.64	$77.79	$76.05	$85.10	$79.40
2011:
Average natural gas price per Mcf(1)	$4.18	$4.37	$4.12	$3.32	$4.00
Average oil price per Bbl(2)	$93.50	$102.22	$89.72	$93.99	$94.86

(1)	The average natural gas price represents the Henry Hub Spot price as reported by the United States Energy Information Administration.

(2)	The average oil price represents the average monthly WTI spot price as reported by the United States Energy Information Administration.

Revenues and direct operating costs increased in 2011 compared to 2010 as a result of an increase in the number of operating days and increases in average revenue and direct operating costs per operating day. Average revenue per operating day increased in 2011 primarily due to increases in contractual dayrates. Average direct operating costs per operating day increased in 2011 due primarily to higher repairs, maintenance and labor costs. The increase in operating days was largely due to increased demand resulting from higher oil prices. Selling, general and administrative expenses increased in 2011 primarily as a result of increased personnel costs to support increased activity levels. Capital expenditures were incurred in 2011 and 2010 to build new drilling rigs, to modify and upgrade our drilling rigs and to acquire additional related equipment such as top drives, drill pipe, drill collars, engines, fluid circulating systems, rig hoisting systems and safety enhancement equipment. Depreciation expense increased as a result of capital expenditures. Depreciation and impairment expense included approximately $15.7 million in 2011 and approximately $4.2 million in 2010 of impairment charges related to drilling equipment on drilling rigs that were removed from our marketable fleet. We removed 53 rigs from our marketable fleet in 2011 and removed four rigs from our marketable fleet in 2010.

	Year Ended December 31,
Pressure Pumping	2011	2010	% Change
	(Dollars in thousands)
Revenues	$845,803	$350,608	141.2%
Direct operating costs	$561,398	$235,100	138.8%
Selling, general and administrative	$17,686	$12,590	40.5%
Depreciation and amortization	$73,279	$40,724	79.9%
Operating income	$193,440	$62,194	211.0%
Fracturing jobs	1,531	1,527	0.3%
Other jobs	7,010	6,047	15.9%
Total jobs	8,541	7,574	12.8%
Average revenue per fracturing job	$467.85	$180.21	159.6%
Average revenue per other job	$18.48	$12.47	48.2%
Average revenue per total job	$99.03	$46.29	113.9%
Average direct operating costs per total job	$65.73	$31.04	111.8%
Capital expenditures	$198,061	$51,064	287.9%

Contributing to the increases in revenues, direct operating costs, selling, general and administrative expenses and depreciation and amortization was our acquisition of a pressure pumping business on October 1, 2010, which significantly expanded the size of our fleet of pressure pumping equipment and the markets in which we provide pressure pumping services. This acquisition was accounted for as a business combination and the results of operations of the acquired business are included in our pressure pumping segment results from the date of acquisition. The acquired business contributed revenue of $456 million and operating income of $106 million to our operating results during the year ended December 31, 2011 compared to revenue of $84.7 million and operating income of $22.8 million during the year ended December 31, 2010.

Our customers have increased their activities in the development of unconventional reservoirs resulting in an increase in larger multi-stage fracturing jobs associated therewith. We have added additional equipment through construction and acquisition to meet this demand and expand our area of operations. As a result, we have experienced an increase in the number of these larger multi-stage fracturing jobs as a proportion of the total fracturing jobs we performed. Average revenue per fracturing job increased as a result of this increase in the number of larger multi-stage fracturing jobs in 2011 as compared to 2010, as well as increased pricing. Average revenue per other job increased as a result of increased pricing for the services provided and a change in job mix. Average direct operating costs per total job increased primarily as a result of the increase in the number of larger multi-stage fracturing jobs. Selling, general and administrative expenses in 2011 include $6.4 million associated with the acquired business compared to $1.5 million for 2010. Significant capital expenditures have been incurred in recent years to add capacity in our pressure pumping segment. Depreciation and amortization expense in 2011 includes $4.1 million in amortization of intangible assets compared to $1.0 million in amortization of intangible assets for 2010. The remaining increase in depreciation in 2011 compared to 2010 was a result of our recent capital expenditures and our October 1, 2010 acquisition.

	Year Ended December 31,
Oil and Natural Gas Production and Exploration	2011	2010	% Change
	(Dollars in thousands, except commodity prices)
Revenues — Oil	$44,495	$24,722	80.0%
Revenues — Natural gas and liquids	$6,064	$5,703	6.3%
Revenues — Total	$50,559	$30,425	66.2%
Direct operating costs	$9,615	$7,020	37.0%
Depletion and impairment	$16,962	$10,950	54.9%
Operating income	$23,982	$12,455	92.5%
Capital expenditures	$22,884	$23,067	(0.8)%

Total revenues increased as a result of increased production and higher prices for oil and liquids. Oil production increased primarily due to the addition of new wells. Depletion and impairment expense in 2011 includes approximately $3.0 million of oil and natural gas property impairments compared to approximately $792,000 of oil and natural gas property impairments in 2010. Depletion expense increased approximately $3.8 million in 2011 compared to 2010 primarily due to increased oil production.

	Year Ended December 31,
Corporate and Other	2011	2010	% Change
	(Dollars in thousands)
Selling, general and administrative	$40,177	$35,173	14.2%
Depreciation	$2,726	$1,361	100.3%
Net gain on asset disposals	$(4,999)	$(22,812)	(78.1)%
Provision for bad debts	$—	$(2,000)	(100.0)%
Acquisition-related expenses	$—	$2,485	(100.0)%
Interest income	$187	$1,674	(88.8)%
Interest expense	$15,652	$12,772	22.5%
Other income	$582	$927	(37.2)%
Capital expenditures	$5,947	$8,409	(29.3)%

Selling, general and administrative expense increased in 2011 primarily as a result of increased personnel costs. Gains on the disposal of assets are treated as part of our corporate activities because such transactions relate to corporate strategy decisions of our executive management group. The gain on disposal of assets in 2011 is primarily related to the sale of scrap metal. The gain on asset disposals in 2010 includes a gain of $20.1 million related to the sale of certain rights to explore and develop zones deeper than the depths that we generally target for certain of the oil and natural gas properties in which we have working interests. The negative provision for bad debts in 2010 is the result of collections of certain accounts that had previously been reserved, as well as reductions in our reserve for specific accounts due to improved industry conditions. Acquisition-related expenses in 2010 were incurred in connection with the acquisition of pressure pumping and electric wireline businesses during the fourth quarter of 2010. These expenses included certain legal and other professional fees directly related to the transaction, fees incurred in connection with the title transfers of the acquired equipment and transition costs related to information technology. Interest income in 2010 included the collection of interest on a customer account as well as interest received on prior overpayments of sales taxes in certain jurisdictions. Interest expense increased in 2011 primarily due to interest charges on the 4.97% Senior Notes that were issued in October 2010, the term loan that was entered into in August 2010 and interest on borrowings under our revolving credit facility. Capital expenditures decreased in 2010 due to less activity with respect to the implementation of a new enterprise resource planning system in 2011 compared to 2010.

	Year Ended December 31,
Discontinued Operations:	2011	2010	% Change
	(Dollars in thousands)
Electric wireline revenue	$1,104	$5,712	(80.7)%
Electric wireline direct operating costs	$1,831	$4,962	(63.1)%
Drilling and completion fluids revenue	$—	$3,737	(100.0)%
Drilling and completion fluids direct operating costs	$—	$3,307	(100.0)%
Selling, general and administrative	$46	$358	(87.2)%
Depreciation	$—	$166	(100.0)%
Impairment of assets held for sale	$—	$2,155	(100.0)%
Income tax benefit	$(209)	$(543)	(61.5)%
Loss from discontinued operations, net of income taxes	$(367)	$(956)	(61.6)%

On January 27, 2011, we sold our electric wireline business, which had been acquired by us on October 1, 2010. The results of operations of this business have been classified as a discontinued operation. On January 20, 2010, we sold our drilling and completion fluids services business, which had previously been presented as one of our reportable operating segments. Due to our exit from this business, we have classified our drilling and completion fluids operating segment as a discontinued operation. Impairment of assets held for sale in 2010 reflects the transaction-related costs recorded to reduce the carrying value of the assets sold to their net realizable value at December 31, 2010.

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

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Year
2009:
Average natural gas price per Mcf (1)	$4.71	$3.82	$3.26	$4.46	$4.06
Average oil price per Bbl (2)	$42.91	$59.44	$68.20	$76.06	$61.65
2010:
Average natural gas price per Mcf (1)	$5.30	$4.45	$4.41	$3.91	$4.52
Average oil price per Bbl (2)	$78.64	$77.79	$76.05	$85.10	$79.40

(1)	The average natural gas price represents the Henry Hub Spot price as reported by the United States Energy Information Administration.

(2)	The average oil price represents the average monthly WTI spot price as reported by the United States Energy Information Administration.

Revenues and direct operating costs increased in 2010 compared to 2009 as a result of an increase in the number of operating days. The increase in operating days was due to increased demand largely resulting from higher prices for natural gas and oil. Our average number of rigs operating during 2009 included an average of approximately six rigs operating under term contracts that earned standby revenues of $22.3 million. Rigs on standby earn a discounted dayrate as they do not have crews and have lower costs. We had no significant standby revenue associated with rigs operating under term contracts in 2010. We recognized approximately $8.0 million of revenues during 2009 from the early termination of term contracts. We had no such revenue from the early termination of term contracts in 2010. Selling, general and administrative expenses increased in 2010 primarily as a result of increased personnel costs to support increased activity levels. Capital expenditures were incurred in 2010 and 2009 to build new drilling rigs, to modify and upgrade our drilling rigs and to acquire additional related equipment such as top drives, drill pipe, drill collars, engines, fluid circulating systems, rig hoisting systems and safety enhancement equipment. Depreciation expense increased as a result of capital expenditures. Depreciation and impairment expense included approximately $4.2 million in 2010 and approximately $10.5 million in 2009 of impairment charges related to drilling equipment on drilling rigs that were removed from our marketable fleet. We removed four rigs from our marketable fleet in 2010 and removed 23 rigs from our marketable fleet in 2009.

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

Our customers have increased their activities in the development of unconventional reservoirs resulting in an increase in larger multi-stage fracturing jobs associated therewith. As a result, we have experienced an increase in the number of these larger multi-stage fracturing jobs as a proportion of the total fracturing jobs we performed. Average revenue per fracturing job increased as a result of this increase in the number of larger multi-stage fracturing jobs in 2010 as compared to 2009. Average revenue per other job increased as a result of increased pricing for the services provided and a change in job mix. Average direct operating costs per total job increased primarily as a result of the increase in the number of larger multi-stage fracturing jobs. Selling, general and administrative expenses in 2010 include $1.5 million associated with the acquired business. The remaining increase in selling, general and administrative expenses is due to additional costs necessary to support increased business activity in 2010. Significant capital expenditures have been incurred in recent years to add capacity in our pressure pumping segment. Depreciation and amortization expense in 2010 includes $1.0 million in amortization of intangible assets and $4.7 million in depreciation of property and equipment associated with the acquired business. The remaining increase in depreciation in 2010 compared to 2009 is a result of our recent capital expenditures.

	Year Ended December 31,
Oil and Natural Gas Production and Exploration	2010	2009	% Change
	(Dollars in thousands, except commodity prices)
Revenues — Oil	$24,722	$16,135	53.2%
Revenues — Natural gas and liquids	$5,703	$5,083	12.2%
Revenues — Total	$30,425	$21,218	43.4%
Direct operating costs	$7,020	$7,341	(4.4)%
Depletion and impairment	$10,950	$12,927	(15.3)%
Operating income	$12,455	$950	N/M
Capital expenditures	$23,067	$7,341	214.2%

Total revenues increased as a result of increased production and higher prices for oil and liquids and higher prices for natural gas. Oil production increased primarily due to the addition of new wells. Natural gas production decreased primarily due to production declines on existing wells. Depletion and impairment expense in 2010 includes approximately $792,000 of oil and natural gas property impairments compared to approximately $3.7 million of oil and natural gas property impairments in 2009. Depletion expense increased approximately $915,000 in 2010 compared to 2009 due to increased oil production. Capital expenditures increased in 2010 as a result of greater drilling activity and increased costs per well.

	Year Ended December 31,
Corporate and Other	2010	2009	% Change
	(Dollars in thousands)
Selling, general and administrative	$35,173	$30,860	14.0%
Depreciation	$1,361	$907	50.1%
Net (gain) loss on asset disposals	$(22,812)	$3,385	N/M
Provision for bad debts	$(2,000)	$3,810	N/M
Acquisition-related expenses	$2,485	$—	N/M
Interest income	$1,674	$381	339.4%
Interest expense	$12,772	$4,148	207.9%
Other income	$927	$426	117.6%
Capital expenditures	$8,409	$6,785	23.9%

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

	Year Ended December 31,
Discontinued Operations:	2010	2009	% Change
	(Dollars in thousands)
Electric wireline revenue	$5,712	$—	N/M
Electric wireline direct operating costs	$4,962	$—	N/M
Drilling and completion fluids revenue	$3,737	$79,786	(95.3)%
Drilling and completion fluids direct operating costs	$3,307	$74,180	(95.5)%
Selling, general and administrative	$358	$7,192	(95.0)%
Depreciation	$166	$2,287	(92.7)%
Impairment of assets held for sale	$2,155	$1,900	13.4%
Net gain on asset disposals/retirements	$—	$(125)	(100.0%
Other operating expense	$—	$890	(100.0)%
Income tax benefit	$(543)	$(2,208)	(75.4)%
Loss from discontinued operations, net of income taxes	$(956)	$(4,330)	(77.9)%

On January 27, 2011, we sold our electric wireline business, which had been acquired by us on October 1, 2010. The results of operations of this business have been classified as a discontinued operation and the assets held for sale at December 31, 2010 are presented at net realizable value in the consolidated balance sheet. On January 20, 2010, we sold our drilling and completion fluids services business, which had previously been presented as one of our reportable operating segments. Due to our exit from this business, we have classified our drilling and completion fluids operating segment as a discontinued operation. Impairment of assets held for sale in 2010 and 2009 reflects the transaction-related costs recorded to reduce the carrying value of the assets sold to their net realizable value at December 31, 2010, and 2009.

Income Taxes

	Year Ended December 31,
	2011	2010	2009
	(Dollars in thousands)
Income (loss) from continuing operations before income tax	$510,718	$190,754	$(51,555)
Income tax expense (benefit)	187,938	72,856	(17,595)
Effective tax rate	36.8%	38.2%	34.1%

The effective tax rate is a result of a federal rate of 35.0% adjusted as follows:

	2011	2010	2009
Statutory tax rate	35.0%	35.0%	35.0%
State income taxes	2.5	1.1	4.7
Permanent differences	(0.1)	2.3	(5.7)
Other, net	(0.6)	(0.2)	0.1

Effective tax rate	36.8%	38.2%	34.1%

The Domestic Production Activities Deduction was enacted as part of the American Jobs Creation Act of 2004 (as revised by the Emergency Economic Stabilization Act of 2008), and allows a deduction of 6% in 2009 and 9% in 2010 and thereafter on the lesser of qualified production activities income or taxable income. The permanent differences for 2010 and 2009 reflect the recapture of a portion of this deduction due to the carryback of the net operating loss to prior years. This recapture resulted in a negative effective rate impact in 2009 due to our having a loss before income taxes in that year. The permanent difference for 2011 does not include any impact related to the Domestic Production Activities Deduction as such deduction is limited to the amount of taxable income in any given year and there is a tax loss in 2011.

We record deferred federal income taxes based primarily on the temporary differences between the book and tax bases of our assets. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the year in which those temporary differences are expected to be settled. As a result of fully recognizing the benefit of our deferred income taxes, we incur deferred income tax expense as these benefits are utilized. We recognized deferred tax expense of approximately $159 million in 2011, $147 million in 2010 and $101 million in 2009.

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

As a result of the above conversion, our Canadian assets are no longer directly subject to United States taxation, provided that the related unremitted earnings are permanently reinvested in Canada. Effective January 1, 2010, we have elected to permanently reinvest these unremitted earnings in Canada, and intend to do so for the foreseeable future. As a result, no deferred United States federal or state income taxes have been provided on such unremitted foreign earnings, which totaled approximately $25.2 million as of December 31, 2011.

Volatility of Oil and Natural Gas Prices and its Impact on Operations and Financial Condition

Our revenue, profitability and cash flows are highly dependent upon prevailing prices for oil and natural gas and expectations about future prices. For many years, oil and natural gas prices and markets have been extremely volatile. Prices are affected by factors such as market supply and demand, international military, political and economic conditions, the ability of OPEC to set and maintain production and price targets, technical advances affecting energy consumption and the price and availability of alternative fuels. All of these factors are beyond our control. During the second quarter of 2008, the quarterly average market price of natural gas (Henry Hub spot price as reported by the United States Energy Information Administration) was $11.74 per Mcf and the quarterly average market price of oil (WTI spot price as reported by the Energy Information Administration) was $123.95 per barrel. In the last half of 2008, commodity prices rapidly declined and averaged $6.60 per Mcf for natural gas and $58.35 per barrel for oil in the fourth quarter of 2008. In 2009, the price of natural gas declined further and averaged $4.06 per Mcf for the year. These declines in the market price of natural gas and oil resulted in our customers significantly reducing their drilling activities beginning in the fourth quarter of 2008, and drilling activities remained low throughout 2009. Drilling activities increased in 2010 as did the prices for oil and natural gas. The increased drilling activity was largely attributed to increased development of unconventional oil and natural gas reservoirs and an improvement in the price of oil which averaged $79.40 per barrel in 2010. Drilling for oil and liquids rich targets continued to increase in 2011 as oil averaged $94.86 per barrel for the year. Natural gas prices decreased in 2011 to an average of $4.00 per Mcf. The 2011 decrease in natural gas prices was most significant in the fourth quarter where the average price dropped to $3.32 per Mcf and this decrease has continued into 2012 where natural gas prices fell below $3.00 per Mcf in January. The increase in drilling activity in oil rich basins has absorbed the decrease in demand for natural gas drilling activities in 2011 and our rig count increased in both 2010 and 2011. Our average number of rigs operating remains well below the number of our available rigs. Construction of new land drilling rigs in the United States during the last ten years has significantly contributed to excess capacity. As a result of decreased drilling activity and excess capacity, our average number of rigs operating has declined from historic highs. We expect oil and natural gas prices to continue to be volatile and to affect our financial condition, operations and ability to access sources of capital. Low market prices for oil and natural gas would likely result in lower demand for our drilling rigs and pressure pumping services and could adversely affect our operating results, financial condition and cash flows. Even during periods of high prices for oil and natural gas, companies exploring for oil and natural gas may cancel or curtail programs, or reduce their levels of capital expenditures for exploration and production for a variety of reasons, which could reduce demand for our drilling and pressure pumping services.

Impact of Inflation

Inflation has not had a significant impact on our operations during the three years in the period ended December 31, 2011. We believe that inflation will not have a significant near-term impact on our financial position.

Recently Issued Accounting Standards

In September 2011, the FASB issued an accounting standard update that simplifies how entities test goodwill for impairment. This update permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. Previous guidance required an entity to test goodwill for impairment, on at least an annual basis, by comparing the fair value of a reporting unit with its carrying amount. If the fair value of a reporting unit is less than its carrying amount, then the second step of the test must be performed to measure the amount of the impairment loss, if any. Under the amendments in this update, an entity is not required to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that its fair value is less than its carrying amount. This update is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted if an entity’s financial statements for the most recent annual or interim period have not yet been issued. We elected to early adopt this accounting standards update as of December 31, 2011 as discussed further in Note 5 to the Consolidated Financial Statements included in Item 8 of this Report.

In June 2011, the FASB issued an accounting standard update that requires that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In the two-statement approach, the first statement should present total net income and its components followed consecutively by a second statement that should present total other comprehensive income, the components of other comprehensive income, and the total of comprehensive income. Historically, these components of other comprehensive income and total comprehensive income have been presented in the statement of changes in stockholders’ equity by many companies, including us. This requirement is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, and will be effective for the Company in the quarter ending March 31, 2012. The adoption of this update will result in the addition of a new consolidated statement of comprehensive income to our consolidated financial statements beginning with the quarter ending March 31, 2012.

In May 2011, the FASB issued an accounting standard update to improve the comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with United States GAAP and International Financial Reporting Standards. The amendments in this update do not require additional fair value measurements, but provide additional guidance as to measuring fair value as well as certain additional disclosure requirements. The requirements in this update are effective during interim and annual periods beginning after December 15, 2011 and will be effective for us in the quarter ending March 31, 2012. The adoption of this update will not have a material impact on the disclosures included in our consolidated financial statements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

We currently have exposure to interest rate market risk associated with any borrowings that we have under our term credit facility or our revolving credit facility. Interest is paid on the outstanding principal amount of borrowings at a floating rate based on, at our election, LIBOR or a base rate. The margin on LIBOR loans ranges from 2.75% to 3.75% and the margin on base rate loans ranges from 1.75% to 2.75%, based on our debt to capitalization ratio. At December 31, 2011, the margin on LIBOR loans was 2.75% and the margin on base rate loans was 1.75%. As of December 31, 2011, we had $110 million outstanding under our revolving credit facility at a weighted average interest rate of 4.05% and $92.5 million outstanding under our term credit facility at an interest rate of 3.25%. The interest rate on the borrowing outstanding under our term credit facility is variable and adjusts at each interest payment date based on our election of LIBOR or the base rate. A one percent increase in the interest rate on the borrowing outstanding under our revolving and term credit facilities as of December 31, 2011 would increase our annual cash interest expense by approximately $2.0 million.

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

Disclosure Controls and Procedures:

Under the supervision and with the participation of our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act, as of the end of the period covered by this Report. Based on this evaluation, our CEO and CFO concluded that, as of December 31, 2011, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and is accumulated and reported to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting:

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our CEO and CFO, we carried out an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2011, based on the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management has concluded that our internal control over financial reporting was effective as of December 31, 2011.

The effectiveness of our internal control over financial reporting as of December 31, 2011 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears on page F-2 of this Report and which is incorporated by reference into Item 8 of this Report.

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

(a)(3) Exhibits

The following exhibits are filed herewith or incorporated by reference herein.

2.1	Asset Purchase Agreement dated July 2, 2010 by and among Patterson-UTI Energy, Inc., Portofino Acquisition Company (n/k/a Universal Pressure Pumping, Inc.), Key Energy Pressure Pumping Services, LLC, Key Electric Wireline Services, LLC and Key Energy Services, Inc. (filed July 6, 2010 as Exhibit 2.1 to the Company’s Current Report on Form 8-K and incorporated herein by reference).

2.2	Letter Agreement dated September 1, 2010 by and among Patterson-UTI Energy, Inc., Universal Pressure Pumping, Inc., Universal Wireline, Inc., Key Energy Services, Inc., Key Energy Pressure Pumping Services, LLC, and Key Electric Wireline Services LLC (filed November 1, 2010 as Exhibit 2.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2010 and incorporated herein by reference).

2.3	Letter Agreement dated October 1, 2010 by and among Patterson-UTI Energy, Inc., Universal Pressure Pumping, Inc., Universal Wireline, Inc., Key Energy Services, Inc., Key Energy Pressure Pumping Services, LLC, and Key Electric Wireline Services LLC (filed November 1, 2010 as Exhibit 2.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2010 and incorporated herein by reference).

3.1	Restated Certificate of Incorporation, as amended (filed August 9, 2004 as Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004 and incorporated herein by reference).

3.2	Amendment to Restated Certificate of Incorporation, as amended (filed August 9, 2004 as Exhibit 3.2 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004 and incorporated herein by reference).

3.3	Certificate of Elimination with respect to Series A Participating Preferred Stock (filed October 27, 2011 as Exhibit 3.1 to the Company’s Current Report on Form 8-K and incorporated herein by reference).

3.4	Second Amended and Restated Bylaws (filed August 6, 2007 as Exhibit 3.3 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2007 and incorporated herein by reference).

4.1	Restated Certificate of Incorporation, as amended (See Exhibits 3.1, 3.2 and 3.3).

4.2	Registration Rights Agreement with Bear, Stearns and Co. Inc., dated March 25, 1994, as assigned to REMY Capital Partners III, L.P. (filed March 19, 2002 as Exhibit 4.3 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001 and incorporated herein by reference).

10.1	For additional material contracts, see Exhibit 4.2.

10.2	Amended and Restated Patterson-UTI Energy, Inc. 2001 Long-Term Incentive Plan (filed November 27, 2002 as Exhibit 4.4 to Post Effective Amendment No. 1 to the Company's Registration Statement on Form S-8 (File No. 333-60470) and incorporated herein by reference).*

10.3	Patterson-UTI Energy, Inc. Amended and Restated 1997 Long-Term Incentive Plan (filed July 28, 2003 as Exhibit 4.7 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003 and incorporated herein by reference).*

10.4	Amendment to the Patterson-UTI Energy, Inc. Amended and Restated 1997 Long-Term Incentive Plan (filed August 9, 2004 as Exhibit 10.7 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004 and incorporated herein by reference).*

10.5	Patterson-UTI Energy, Inc. 2005 Long-Term Incentive Plan, including Form of Executive Officer Restricted Stock Award Agreement, Form of Executive Officer Stock Option Agreement, Form of Non-Employee Director Restricted Stock Award Agreement and Form of Non-Employee Director Stock Option Agreement (filed June 21, 2005 as Exhibit 10.1 to the Company's Current Report on Form 8-K, and incorporated herein by reference).*

10.6	First Amendment to the Patterson-UTI Energy, Inc. 2005 Long-Term Incentive Plan (filed June 6, 2008 as Exhibit 10.1 to the Company’s Current Report on Form 8-K and incorporated herein by reference).

10.7	Second Amendment to the Patterson-UTI Energy, Inc. 2005 Long-Term Incentive Plan (filed June 6, 2008 as Exhibit 10.2 to the Company’s Current Report on Form 8-K and incorporated herein by reference).

10.8	Third Amendment to the Patterson-UTI Energy, Inc. 2005 Long-Term Incentive Plan (filed April 27, 2010 as Exhibit 10.1 to the Company’s Current Report on Form 8-K and incorporated herein by reference).*

10.9	Fourth Amendment to the Patterson-UTI Energy, Inc. 2005 Long-Term Incentive Plan (filed April 27, 2010 as Exhibit 10.2 to the Company’s Current Report on Form 8-K and incorporated herein by reference).*

10.10	Fifth Amendment to the Patterson-UTI Energy, Inc. 2005 Long-Term Incentive Plan (filed August 2, 2010 as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q and incorporated herein by reference).*

10.11	Form of Cash-Settled Performance Unit Award Agreement pursuant to the Patterson-UTI Energy, Inc. 2005 Long-Term Incentive Plan, as amended from time to time (filed February 19, 2010 as Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 and incorporated herein by reference).*

10.12	Form of Amendment to Cash-Settled Performance Unit Award Agreement under the Patterson-UTI Energy, Inc. 2005 Long-Term Incentive Plan (filed May 4, 2010 as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2010 and incorporated herein by reference).*

10.13	Form of Share-Settled Performance Unit Award Agreement under the Patterson-UTI Energy, Inc. 2005 Long-Term Incentive Plan (filed August 2, 2010 as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2010 and incorporated herein by reference).*

10.14	Form of Letter Agreement regarding termination, effective as of January 29, 2004, entered into by Patterson-UTI Energy, Inc. with each of Mark S. Siegel, Kenneth N. Berns and John E. Vollmer III (filed on February 25, 2005 as Exhibit 10.23 to the Company's Annual Report on Form 10-K for the year ended December 31, 2004 and incorporated herein by reference).*

10.15	Letter Agreement dated February 6, 2006 between Patterson-UTI Energy, Inc. and John E. Vollmer III (filed May 1, 2006 as Exhibit 10.25 to the Company’s Annual Report on Form 10-K, as amended, and incorporated herein by reference).*
10.16	Employment Agreement, dated as of September 1, 2007 between Patterson-UTI Energy, Inc. and Cloyce A. Talbott (filed on September 24, 2007 as Exhibit 10.1 to the Company’s Current Report on Form 8-K, and incorporated herein by reference).*

10.17	Employment Agreement, effective as of January 1, 2012, by and between Patterson-UTI Drilling Company LLC and James M. Holcomb. *+

10.18	Form of Indemnification Agreement entered into by Patterson-UTI Energy, Inc. with each of Mark S. Siegel, Cloyce A. Talbott, Douglas J. Wall, Kenneth N. Berns, Curtis W. Huff, Terry H. Hunt, Kenneth R. Peak, Charles O. Buckner, John E. Vollmer III, Seth D. Wexler and Gregory W. Pipkin (filed April 28, 2004 as Exhibit 10.11 to the Company's Annual Report on Form 10-K, as amended, for the year ended December 31, 2003 and incorporated herein by reference).*

10.19	Patterson-UTI Energy, Inc. Change in Control Agreement, effective as of January 29, 2004, by and between Patterson-UTI Energy, Inc. and Mark S. Siegel (filed on February 4, 2004 as Exhibit 10.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 2003 and incorporated herein by reference).*

10.20	Patterson-UTI Energy, Inc. Change in Control Agreement, effective as of August 31, 2007, by and between Patterson-UTI Energy, Inc. and Douglas J. Wall (filed September 4, 2007 as Exhibit 10.2 to the Company’s Current Report on Form 8-K and incorporated herein by reference).*

10.21	Patterson-UTI Energy, Inc. Change in Control Agreement, effective as of January 29, 2004, by and between Patterson-UTI Energy, Inc. and Kenneth N. Berns (filed on February 4, 2004 as Exhibit 10.5 to the Company's Annual Report on Form 10-K for the year ended December 31, 2003 and incorporated herein by reference).*

10.22	Patterson-UTI Energy, Inc. Change in Control Agreement, effective as of January 29, 2004, by and between Patterson-UTI Energy, Inc. and John E. Vollmer III (filed on February 4, 2004 as Exhibit 10.7 to the Company's Annual Report on Form 10-K for the year ended December 31, 2003 and incorporated herein by reference).*

10.23	First Amendment to Change in Control Agreement Between Patterson-UTI Energy, Inc. and Mark S. Siegel, entered into November 1, 2007 (filed November 5, 2007 as Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2007 and incorporated herein by reference).*

10.24	First Amendment to Change in Control Agreement Between Patterson-UTI Energy, Inc. and Douglas J. Wall, entered into November 1, 2007 (filed November 5, 2007 as Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2007 and incorporated herein by reference).*

10.25	First Amendment to Change in Control Agreement Between Patterson-UTI Energy, Inc. and John E. Vollmer, III, entered into November 1, 2007 (filed November 5, 2007 as Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2007 and incorporated herein by reference).*

10.26	First Amendment to Change in Control Agreement Between Patterson-UTI Energy, Inc. and Kenneth N. Berns, entered into November 1, 2007 (filed November 5, 2007 as Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2007 and incorporated herein by reference).*

10.27	Patterson-UTI Energy, Inc. Change in Control Agreement, effective as of November 2, 2009, by and between Patterson-UTI Energy, Inc. and Seth D. Wexler (filed November 2, 2009 as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009 and incorporated herein by reference).*

10.28	Credit Agreement dated August 19, 2010, among Patterson-UTI Energy, Inc., as borrower, Wells Fargo Bank, N.A., as administrative agent, letter of credit issuer and lender and each of the other letter of credit issuer and lender parties thereto (filed August 19, 2010 as Exhibit 10.1 to the Company’s Current Report on Form 8-K and incorporated herein by reference).

10.29	Note Purchase Agreement dated October 5, 2010 by and among Patterson-UTI Energy, Inc. and the purchasers named therein (filed October 6, 2010 as Exhibit 10.1 to the Company’s Current Report on Form 8-K and incorporated herein by reference).

21.1	Subsidiaries of the Registrant.+

23.1	Consent of Independent Registered Public Accounting Firm.+

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.+

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.+

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.+

101	The following materials from Patterson-UTI Energy, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Changes in Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements.+

*	Management Contract or Compensatory Plan identified as required by Item 15(a)(3) of Form 10-K.

+	Filed herewith.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

    of Patterson-UTI Energy, Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Patterson-UTI Energy, Inc. and its subsidiaries (the “Company”) at December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

Houston, Texas

February 10, 2012

PATTERSON-UTI ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2011	2010
	(In thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$23,946	$27,612
Accounts receivable, net of allowance for doubtful accounts of $4,887 and $5,114 at December 31, 2011 and 2010, respectively	518,109	337,167
Federal and state income taxes receivable	—	75,062
Inventory	31,306	17,215
Deferred tax assets, net	142,725	26,815
Assets held for sale	—	23,370
Other	48,864	50,169

Total current assets	764,950	557,410
Property and equipment, net	3,167,266	2,620,900
Goodwill and intangible assets	175,573	179,683
Deposits on equipment purchases	99,543	51,084
Other	14,569	13,954

Total assets	$4,221,901	$3,423,031

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$241,610	$162,400
Federal and state income taxes payable	2,473	—
Accrued expenses	164,629	147,315
Current portion of long-term debt	10,000	6,250

Total current liabilities	418,712	315,965
Borrowings under revolving credit facility	110,000	—
Other long-term debt	382,500	392,500
Deferred tax liabilities, net	786,632	511,422
Other	7,426	15,537

Total liabilities	1,705,270	1,235,424

Commitments and contingencies (see Note 9)
Stockholders’ equity:
Preferred stock, par value $.01; authorized 1,000,000 shares, no shares issued	—	—
Common stock, par value $.01; authorized 300,000,000 shares with 183,295,350 and 181,537,568 issued and 155,807,779 and 154,193,754 outstanding at December 31, 2011 and 2010, respectively	1,833	1,815
Additional paid-in capital	840,731	796,641
Retained earnings	2,279,367	1,987,999
Accumulated other comprehensive income	19,459	21,597
Treasury stock, at cost, 27,487,571 shares and 27,343,814 shares at December 31, 2011 and 2010, respectively	(624,759)	(620,445)

Total stockholders’ equity	2,516,631	2,187,607

Total liabilities and stockholders’ equity	$4,221,901	$3,423,031

The accompanying notes are an integral part of these consolidated financial statements.

PATTERSON-UTI ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2011	2010	2009
	(In thousands, except per share data)
Operating revenues:
Contract drilling	$1,669,581	$1,081,898	$599,287
Pressure pumping	845,803	350,608	161,441
Oil and natural gas	50,559	30,425	21,218

Total operating revenues	2,565,943	1,462,931	781,946

Operating costs and expenses:
Contract drilling	972,778	655,678	357,742
Pressure pumping	561,398	235,100	124,100
Oil and natural gas	9,615	7,020	7,341
Depreciation, depletion, amortization and impairment	437,279	333,493	289,847
Selling, general and administrative	64,271	53,042	43,935
Net (gain) loss on asset disposals	(4,999)	(22,812)	3,385
Provision for bad debts	—	(2,000)	3,810
Acquisition-related expenses	—	2,485	—

Total operating costs and expenses	2,040,342	1,262,006	830,160

Operating income (loss)	525,601	200,925	(48,214)

Other income (expense):
Interest income	187	1,674	381
Interest expense	(15,652)	(12,772)	(4,148)
Other	582	927	426

Total other expense	(14,883)	(10,171)	(3,341)

Income (loss) from continuing operations before income taxes	510,718	190,754	(51,555)

Income tax expense (benefit):
Current	28,971	(74,634)	(119,038)
Deferred	158,967	147,490	101,443

Total income tax expense (benefit)	187,938	72,856	(17,595)

Income (loss) from continuing operations	322,780	117,898	(33,960)
Loss from discontinued operations, net of income taxes	(367)	(956)	(4,330)

Net income (loss)	$322,413	$116,942	$(38,290)

Basic income (loss) per common share:
Income (loss) from continuing operations	$2.08	$0.77	$(0.22)
Loss from discontinued operations, net of income taxes	$0.00	$(0.01)	$(0.03)
Net income (loss)	$2.08	$0.76	$(0.25)
Diluted income (loss) per common share:
Income (loss) from continuing operations	$2.06	$0.76	$(0.22)
Loss from discontinued operations, net of income taxes	$0.00	$(0.01)	$(0.03)
Net income (loss)	$2.06	$0.76	$(0.25)
Weighted average number of common shares outstanding:
Basic	153,871	152,772	152,069

Diluted	155,304	153,276	152,069

Cash dividends per common share	$0.20	$0.20	$0.20

The accompanying notes are an integral part of these consolidated financial statements.

PATTERSON-UTI ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total
	Number of Shares	Amount

	(In thousands)
Balance, December 31, 2008	180,192	$1,801	$765,512	$1,970,824	$5,774	$(616,969)	$2,126,942
Comprehensive income (loss):
Net loss	—	—	—	(38,290)	—	—	(38,290)
Foreign currency translation adjustment, (net of tax of $5,347)	—	—	—	—	9,222	—	9,222

Total comprehensive loss	—	—	—	(38,290)	9,222	—	(29,068)

Issuance of restricted stock	604	6	(6)	—	—	—	—
Vesting of restricted stock units	6	—	—	—	—	—	—
Forfeitures of restricted stock	(56)	—	—	—	—	—	—
Exercise of stock options	83	1	568	—	—	—	569
Stock-based compensation	—	—	18,565	—	—	—	18,565
Tax expense related to stock-based compensation	—	—	(3,004)	—	—	—	(3,004)
Payment of cash dividends	—	—	—	(30,681)	—	—	(30,681)
Purchase of treasury stock	—	—	—	—	—	(1,623)	(1,623)

Balance, December 31, 2009	180,829	1,808	781,635	1,901,853	14,996	(618,592)	2,081,700
Comprehensive income:
Net Income	—	—	—	116,942	—	—	116,942
Foreign currency translation adjustment, (net of tax of $2,814)	—	—	—	—	6,601	—	6,601

Total comprehensive income	—	—	—	116,942	6,601	—	123,543

Issuance of restricted stock	700	7	(7)	—	—	—	—
Vesting of restricted stock units	7	—	—	—	—	—	—
Forfeitures of restricted stock	(59)	(1)	1	—	—	—	—
Exercise of stock options	61	1	524	—	—	—	525
Stock-based compensation	—	—	16,779	—	—	—	16,779
Tax expense related to stock-based compensation	—	—	(2,291)	—	—	—	(2,291)
Payment of cash dividends	—	—	—	(30,796)	—	—	(30,796)
Purchase of treasury stock	—	—	—	—	—	(1,853)	(1,853)

Balance, December 31, 2010	181,538	1,815	796,641	1,987,999	21,597	(620,445)	2,187,607
Comprehensive income:
Net income	—	—	—	322,413	—	—	322,413
Foreign currency translation adjustment	—	—	—	—	(2,138)	—	(2,138)

Total comprehensive income	—	—	—	322,413	(2,138)	—	320,275

Issuance of restricted stock	782	8	(8)	—	—	—	—
Vesting of restricted stock units	10	—	—	—	—	—	—
Forfeitures of restricted stock	(83)	(1)	1	—	—	—	—
Exercise of stock options	1,048	11	16,800	—	—	—	16,811
Stock-based compensation	—	—	20,904	—	—	—	20,904
Tax benefit related to stock-based compensation	—	—	6,393	—	—	—	6,393
Payment of cash dividends	—	—	—	(31,045)	—	—	(31,045)
Purchase of treasury stock	—	—	—	—	—	(4,314)	(4,314)

Balance, December 31, 2011	183,295	$1,833	$840,731	$2,279,367	$19,459	$(624,759)	$2,516,631

The accompanying notes are an integral part of these consolidated financial statements.

PATTERSON-UTI ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2011	2010	2009
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$322,413	$116,942	$(38,290)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion, amortization and impairment	437,279	333,493	289,847
Provision for bad debts	—	(2,000)	3,810
Dry holes and abandonments	1,213	519	129
Deferred income tax expense	158,967	147,490	101,443
Stock-based compensation expense	20,904	16,779	18,214
Net (gain) loss on asset disposals	(4,999)	(22,812)	3,385
Tax expense related to stock-based compensation	—	(2,291)	(3,004)
Changes in operating assets and liabilities:
Accounts receivable	(183,165)	(178,444)	213,813
Income taxes receivable/payable	77,618	43,522	(108,664)
Inventory and other assets	(13,491)	(8,772)	14,178
Accounts payable	41,995	49,576	(52,673)
Accrued expenses	18,313	18,072	(21,178)
Other liabilities	(8,111)	3,234	(92)
Net cash provided by (used in) operating activities of discontinued operations	(339)	10,390	32,759

Net cash provided by operating activities	868,597	525,698	453,677

Cash flows from investing activities:
Acquisitions	—	(238,022)	—
Purchases of property and equipment	(1,011,578)	(738,090)	(452,646)
Proceeds from disposal of assets	22,495	29,409	3,359
Net cash provided by (used in) investing activities of discontinued operations	25,500	42,638	(54)

Net cash used in investing activities	(963,583)	(904,065)	(449,341)

Cash flows from financing activities:
Purchases of treasury stock	(4,314)	(1,853)	(1,623)
Dividends paid	(31,045)	(30,796)	(30,681)
Tax benefit related to stock-based compensation	6,393	—	—
Proceeds from long-term debt	—	400,000	—
Repayment of long-term debt	(6,250)	(1,250)	—
Proceeds from borrowings under revolving credit facility	153,100	200,000	—
Repayment of borrowings under revolving credit facility	(43,100)	(200,000)	—
Debt issuance costs	—	(10,779)	(6,169)
Proceeds from exercise of stock options	16,811	525	569

Net cash provided by (used in) financing activities	91,595	355,847	(37,904)

Effect of foreign exchange rate changes on cash	(275)	255	2,222

Net decrease in cash and cash equivalents	(3,666)	(22,265)	(31,346)
Cash and cash equivalents at beginning of year	27,612	49,877	81,223

Cash and cash equivalents at end of year	$23,946	$27,612	$49,877

Supplemental disclosure of cash flow information:
Net cash (paid) received during the year for:
Interest, net of capitalized interest of $8,415 in 2011, $2,288 in 2010 and $0 in 2009	$(13,177)	$(2,220)	$1,804
Income taxes	59,251	115,666	14,029
Non-cash investing and financing activities:
Net increase (decrease) in payables for purchases of property and equipment	$37,838	$29,188	$(25,110)
Net (increase) decrease in deposits on equipment purchases	(48,459)	(50,170)	43,029

The accompanying notes are an integral part of these consolidated financial statements.

PATTERSON-UTI ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Description of Business and Summary of Significant Accounting Policies

A description of the business and basis of presentation follows:

Description of business — Patterson-UTI Energy, Inc., through its wholly-owned subsidiaries (collectively referred to herein as “Patterson-UTI” or the “Company”), provides onshore contract drilling services to major and independent oil and natural gas operators primarily in Texas, New Mexico, Oklahoma, Arkansas, Louisiana, Mississippi, Colorado, Utah, Wyoming, Montana, North Dakota, Pennsylvania, West Virginia, Ohio and western Canada. The Company provides pressure pumping services to oil and natural gas operators primarily in Texas and the Appalachian Basin. The Company also invests, on a non-operating working interest basis, in oil and natural gas properties.

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

Revenue recognition — Revenues from daywork drilling and pressure pumping activities are recognized as services are performed. The Company follows the percentage-of-completion method of accounting for footage contract drilling arrangements. Under the percentage-of-completion method, management estimates are relied upon in the determination of the total estimated expenses to be incurred drilling the well. Due to the nature of turnkey contract drilling arrangements and the risks therein, the Company follows the completed-contract method of accounting for such arrangements. Under this method, revenues and expenses related to a well-in-progress are deferred and recognized in the period the well is completed. Provisions for losses on incomplete or in-process wells are made when estimated total expenses are expected to exceed total revenues. The Company recognizes as revenue reimbursements received from third parties for out-of-pocket expenses and accounts for those out-of-pocket expenses as direct costs. Except for two wells drilled under footage contacts in 2009, all of the wells the Company drilled in 2011, 2010 and 2009 were drilled under daywork contracts.

Accounts receivable — Trade accounts receivable are recorded at the invoiced amount. The allowance for doubtful accounts represents the Company’s estimate of the amount of probable credit losses existing in the Company’s accounts receivable. The Company reviews the adequacy of its allowance for doubtful accounts at least quarterly. Significant individual accounts receivable balances and balances which have been outstanding greater than 90 days are reviewed individually for collectability. Account balances, when determined to be uncollectable, are charged against the allowance.

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

Useful Lives
Drilling rigs and other equipment	1.5-15
Buildings	15-20
Other	3-12

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

The Company reviews its proved oil and natural gas properties for impairment whenever a triggering event occurs, such as downward revisions in reserve estimates or decreases in expected future oil and natural gas prices. Proved properties are grouped by field and undiscounted cash flow estimates are prepared based on management’s expectation of future pricing over the lives of the respective fields. These cash flow estimates are reviewed by an independent petroleum engineer. If the net book value of a field exceeds its undiscounted cash flow estimate, impairment expense is measured and recognized as the difference between net book value and discounted cash flow. The discounted cash flow estimates used in measuring impairment are based on management’s expectations of future commodity prices over the life of the respective field. The Company reviews unproved oil and natural gas properties quarterly to assess potential impairment. The Company’s impairment assessment is made on a lease-by-lease basis and considers factors such as management’s intent to drill, lease terms and abandonment of an area. If an unproved property is determined to be impaired, the related property costs are expensed.

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

The following table presents information necessary to calculate income (loss) from continuing operations per share, loss from discontinued operations per share and net income (loss) per share for the years ended December 31, 2011, 2010 and 2009, as well as potentially dilutive securities excluded from the weighted average number of diluted common shares outstanding because their inclusion would have been anti-dilutive (in thousands, except per share amounts):

	2011	2010	2009
BASIC EPS:
Income (loss) from continuing operations	$322,780	$117,898	$(33,960)
Adjust for (income) loss attributed to holders of non-vested restricted stock	(2,545)	(884)	313

Income (loss) from continuing operations attributed to common stockholders	$320,235	$117,014	$(33,647)

Loss from discontinued operations, net	$(367)	$(956)	$(4,330)
Adjust for loss attributed to holders of non-vested restricted stock	3	7	38

Loss from discontinued operations attributed to common stockholders	$(364)	$(949)	$(4,292)

Weighted average number of common shares outstanding, excluding non-vested shares of restricted stock	153,871	152,772	152,069

Basic income (loss) from continuing operations per common share	$2.08	$0.77	$(0.22)
Basic loss from discontinued operations per common share	$0.00	$(0.01)	$(0.03)
Basic net income (loss) per common share	$2.08	$0.76	$(0.25)

DILUTED EPS:
Income (loss) from continuing operations attributed to common stockholders	$320,235	$117,014	$(33,647)
Add incremental earnings related to potential common shares	—	—	—

Adjusted income (loss) from continuing operations attributed to common stockholders	$320,235	$117,014	$(33,647)

Weighted average number of common shares outstanding, excluding non-vested shares of restricted stock	153,871	152,772	152,069
Add dilutive effect of potential common shares	1,433	504	—

Weighted average number of diluted common shares outstanding	155,304	153,276	152,069

Diluted income (loss) from continuing operations per common share	$2.06	$0.76	$(0.22)
Diluted loss from discontinued operations per common share	$0.00	$(0.01)	$(0.03)
Diluted net income (loss) per common share	$2.06	$0.76	$(0.25)
Potentially dilutive securities excluded as anti-dilutive	1,641	4,164	8,090

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

Recently Issued Accounting Standards — In September 2011, the Financial Accounting Standards Board (“FASB”) issued an accounting standard update that simplifies how entities test goodwill for impairment. This update permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. Previous guidance required an entity to test goodwill for impairment, on at least an annual basis, by comparing the fair value of a reporting unit with its carrying amount. If the fair value of a reporting unit is less than its carrying amount, then the second step of the test must be performed to measure the amount of the impairment loss, if any. Under the amendments in this update, an entity is not required to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that its fair value is less than its carrying amount. This update is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted if an entity’s financial statements for the most recent annual or interim period have not yet been issued. The Company has elected to early adopt this accounting standard update as of December 31, 2011 as discussed further in Note 5.

In June 2011, the FASB issued an accounting standard update that requires that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In the two-statement approach, the first statement should present total net income and its components followed consecutively by a second statement that should present total other comprehensive income, the components of other comprehensive income, and the total of comprehensive income. Historically, these components of other comprehensive income and total comprehensive income have been presented in the statement of changes in stockholders’ equity by many companies, including the Company. This requirement is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, and will be effective for the Company in the quarter ending March 31, 2012. The adoption of this update will result in the addition of a new consolidated statement of comprehensive income to the Company’s consolidated financial statements beginning with the quarter ending March 31, 2012.

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

Summarized operating results from discontinued operations for the years ended December 31, 2011, 2010 and 2009 are shown below (in thousands):

	2011	2010	2009
Drilling and completion fluids revenues	$—	$3,737	$79,786
Electric wireline revenues	1,104	5,712	—

Operating revenues from discontinued operations	$1,104	$9,449	$79,786

Loss from discontinued operations before income taxes	$(576)	$(1,499)	$(6,538)
Income tax benefit	209	543	2,208

Loss from discontinued operations	$(367)	$(956)	$(4,330)

The components of assets held for sale at December 31, 2010 are shown below (in thousands):

Assets held for sale:
Inventory	$756
Property and equipment, net	24,769
Reserve to reduce disposal group to fair value less costs to sell	(2,155)

Total assets held for sale	$23,370

3.	Acquisitions

On October 1, 2010, two subsidiaries of the Company, Universal Pressure Pumping, Inc. and Universal Wireline, Inc., completed the acquisition of certain assets from Key Energy Pressure Pumping Services, LLC and Key Electric Wireline Services, LLC relating to the businesses of providing pressure pumping services and electric wireline services to participants in the oil and natural gas industry. This acquisition expanded the Company’s pressure pumping operations to additional markets primarily in Texas. The aggregate purchase price was approximately $241 million and was allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on fair value. The tangible assets acquired include property and equipment, inventories of sand and chemicals on hand and repair and maintenance supplies on hand. The identifiable intangible assets acquired include an agreement by the seller to not compete for a period of three years and the customer relationships in place at the time of the acquisition. The liabilities assumed arose from pricing agreements in place with certain customers that had pricing below current market rates. A related deferred tax asset was recognized to reflect the temporary difference associated with these below-market pricing arrangements. The excess of the purchase price over the fair values of the tangible assets, the identifiable intangible assets and deferred tax asset, net of the liabilities assumed, is recorded as goodwill and was attributed to the pressure pumping business acquired. A summary of the purchase price allocation follows (in thousands):

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

As discussed in Note 2, the electric wireline business was classified as held for sale at December 31, 2010 and was subsequently sold on January 27, 2011. The results of operations of the wireline business from the date of acquisition through December 31, 2010 included revenue of $5.7 million and a pre-tax operating loss of $1.5 million (including a charge of approximately $2.2 million incurred to reduce the carrying value of the disposal group to its net realizable value) which is included in loss from discontinued operations for the year ended December 31, 2010. Results of operations of the acquired pressure pumping business are included in the Company’s consolidated results of operations from the date of acquisition. Revenues of $84.7 million and income from operations of $22.8 million from the acquired pressure pumping business are included in the consolidated statement of operations for the year ended December 31, 2010.

The following represents pro-forma unaudited financial information for the years ended December 31, 2010 and 2009 as if the acquisition had been completed on January 1, 2009 (in thousands, except per share amounts):

	2010	2009
	(Unaudited)
Revenue	$1,660,635	$905,168
Income (loss) from continuing operations	$127,257	$(46,807)
Net income (loss)	$126,301	$(51,137)
Basic income (loss) from continuing operations per common share	$0.83	$(0.33)
Basic net income (loss) per common share	$0.83	$(0.36)
Diluted income (loss) from continuing operations per common share	$0.82	$(0.33)
Diluted net income (loss) per common share	$0.82	$(0.36)

4.	Property and Equipment

Property and equipment consisted of the following at December 31, 2011 and 2010 (in thousands):

	2011	2010
Equipment	$4,730,925	$3,972,891
Oil and natural gas properties	131,812	110,749
Buildings	64,090	61,425
Land	11,467	11,074

	4,938,294	4,156,139
Less accumulated depreciation and depletion	(1,771,028)	(1,535,239)

Property and equipment, net	$3,167,266	$2,620,900

Depreciation, depletion, amortization and impairment — The following table summarizes depreciation, depletion, amortization and impairment expense related to property and equipment and intangible assets for 2011, 2010 and 2009 (in millions):

	2011	2010	2009
Depreciation and impairment expense	$419.2	$322.3	$280.6
Amortization expense	4.1	1.0	—
Depletion expense	14.0	10.2	9.2

Total	$437.3	$333.5	$289.8

The Company evaluates the recoverability of its long-lived assets whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable (a “triggering event”). In light of adverse market conditions affecting the Company beginning in the fourth quarter of 2008 and continuing into 2009, including a substantial decrease in the operating levels of its contract drilling business segment and a significant decline in oil and natural gas commodity prices, the Company determined that a triggering event had occurred and deemed it necessary to perform an assessment with respect to impairment of long-lived assets, including property and equipment, within its contract drilling segment in 2009. In light of favorable trends in rig utilization and revenue per operating day experienced by the Company and its peers in 2010 and 2011, management concluded that no triggering event had occurred in 2010 or 2011 with respect to its contract drilling segment as a whole (excluding the rigs which had been removed from the Company’s marketable fleet as discussed below). The Company concluded that no triggering event occurred with respect to its pressure pumping segment in 2011, 2010 or 2009. With respect to the long-lived assets in the Company’s oil and natural gas exploration and production segment, the Company assesses the recoverability of long-lived assets at the end of each quarter due to revisions in its oil and natural gas reserve estimates and expectations about future commodity prices.

Long-lived assets are evaluated for impairment at the lowest level for which identifiable cash flows can be separated from other long-lived assets. The Company performs the first step of its impairment assessments by comparing the undiscounted cash flows for each long-lived asset or asset group to its respective carrying value. Based on the results of these impairment tests, the carrying amounts of long-lived assets in the contract drilling and oil and natural gas segments were determined to be recoverable, except as described below.

The Company’s analysis indicated that the carrying amounts of certain oil and natural gas properties were not recoverable at various testing dates in 2011, 2010 and 2009. The Company’s estimates of expected future net cash flows from impaired properties are used in measuring the fair value of such properties. The Company recorded impairment charges of $3.0 million, $792,000 and $3.7 million in 2011, 2010 and 2009, respectively, related to its oil and natural gas properties. The Company determined the fair value of the impaired assets using internally developed unobservable inputs including future pricing and reserves (level 3 inputs in the fair value hierarchy of fair value accounting).

On a periodic basis, the Company evaluates its fleet of drilling rigs for marketability based on the condition of inactive rigs, expenditures that would be necessary to bring them to working condition and the expected demand for drilling services by rig type (such as drilling conventional vertical wells versus drilling longer horizontal wells using high capacity rigs). In connection with the Company’s ongoing planning process, it evaluated its then-current fleet of marketable drilling rigs in 2011, 2010 and 2009 and identified 53, four and 23 rigs, during each of those years respectively, that it determined were impaired and would no longer be marketed as rigs based on its assessment of estimated expenditures to bring these rigs into condition to operate in the current environment as well as its assessment of future demand and the suitability of the identified rigs in light of this expected demand. The components comprising these rigs were evaluated, and those components with continuing utility to the Company’s other marketed rigs were transferred to other rigs or to its yards to be used as spare equipment. The fair value of the remaining components of these rigs was estimated to be zero as there was no future cash flow expected and the associated net book value of $15.7 million in 2011, $4.2 million in 2010 and $10.5 million in 2009 was expensed in the Company’s consolidated statements of operations as an impairment charge.

During 2010, the Company sold certain rights to explore and develop zones deeper than depths that it generally targets for certain of the oil and natural gas properties in which it has working interests. The proceeds from this sale were approximately $22.3 million and the sale resulted in a gain on disposal of $20.1 million.

5.	Goodwill and Intangible Assets

Goodwill — Goodwill by operating segment as of December 31, 2011 and 2010 and changes for the years then ended are as follows (in thousands):

	Contract Drilling	Pressure Pumping	Total
Balance December 31, 2009	$86,234	$—	$86,234
Acquisition	—	67,575	67,575

Balance December 31, 2010	86,234	67,575	153,809
Changes to goodwill	—	—	—

Balance December 31, 2011	$86,234	$67,575	$153,809

Goodwill was recorded in connection with a business combination in 2010 as a result of the Company’s acquisition of the pressure pumping business of Key Energy Services, Inc. on October 1, 2010, as discussed further in Note 3. Approximately $53.2 million of this goodwill is expected to be deductible for tax purposes. There were no accumulated impairment losses as of December 31, 2011 or 2010.

Goodwill is evaluated at least annually on December 31 to determine if the fair value of recorded goodwill has decreased below its carrying value. For purposes of impairment testing, goodwill is evaluated at the reporting unit level. The Company’s reporting units for impairment testing have been determined to be its operating segments. Goodwill impairment is measured using a two-step impairment test. The first step is to compare the fair value of an entity’s reporting units to the respective carrying value of those reporting units. If the carrying value of a reporting unit exceeds its fair value the second step of the impairment test is performed whereby the fair value of the reporting unit is allocated to its identifiable tangible and intangible assets and liabilities with any remaining fair value representing the fair value of goodwill.

In connection with the Company’s annual goodwill impairment assessment as of December 31, 2010, the Company estimated its enterprise value based on the market capitalization of the Company as determined by reference to the closing price of the Company’s common stock during the fifteen days before and after year end. This enterprise value was allocated to the Company’s reporting units and it was determined that the fair values of the Company’s reporting units were in excess of their carrying value. As a result, the Company concluded that no impairment of goodwill was indicated as of December 31, 2010.

In September 2011, the FASB issued an accounting standards update which provides entities with the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is more likely than not that the fair value of a reporting unit is greater than its carrying amount, then performing the two-step impairment test described above is unnecessary. The provisions of this accounting standards update are effective for goodwill impairment tests performed for fiscal years beginning after December 15, 2011, however, early adoption is permitted. The Company elected to adopt the provisions of the new goodwill impairment accounting standard issued in September 2011 in connection with its annual impairment assessment of goodwill as of December 31, 2011 and determined based on an assessment of qualitative factors that it was more likely than not that the fair values of the Company’s reporting units were greater than their carrying amounts and further testing was not necessary.

In making this determination, the Company considered the continued demand experienced during 2011 for its services in the contract drilling and pressure pumping businesses. The Company also considered the level of commodity prices for crude oil and natural gas, which influence its overall level of business activity in these operating segments. Additionally, current year operating results and forecasted operating results for the coming year were also taken into account. The Company’s overall market capitalization and the large amount of calculated excess of the fair values of the Company’s reporting units over their carrying values and lack of significant changes in the key assumptions from its 2010 quantitative Step 1 assessment of goodwill were also considered. The Company has undertaken extensive efforts in the past several years to upgrade its fleet of equipment and believes that it is positioned well from a competitive standpoint to satisfy demand for high technology drilling of unconventional horizontal wells which should help mitigate decreases in demand for drilling conventional vertical wells that may result from recent decreases in natural gas prices. In the event that market conditions weaken, the Company may be required to record an impairment of goodwill in its contract drilling or pressure pumping reporting units in the future, and such impairment could be material.

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

The non-compete agreement has a term of three years from October 1, 2010. The value of this agreement was estimated using a with and without scenario where cash flows were projected through the term of the agreement assuming the agreement is in place and compared to cash flows assuming the non-compete agreement was not in place. The intangible asset associated with the non-compete agreement is being amortized on a straight-line basis over the three-year term of the agreement. Amortization expense of $467,000 and $116,000 was recorded in the year ended December 31, 2011 and 2010, respectively, associated with the non-compete agreement.

The value of the customer relationships was estimated using a multi-period excess earnings model to determine the present value of the projected cash flows associated with the customers in place at the time of the acquisition and taking into account a contributory asset charge. The resulting intangible asset is being amortized on a straight-line basis over seven years. Amortization expense of $3.6 million and $910,000 was recorded in the year ended December 31, 2011 and 2010, respectively, associated with customer relationships.

The following table presents the gross carrying amount and accumulated amortization of intangible assets as of December 31, 2011 and 2010 (in thousands):

	2011			2010
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Non-compete agreement	$1,400	$(583)	$817	$1,400	$(116)	$1,284
Customer relationships	25,500	(4,553)	20,947	25,500	(910)	24,590

Total intangible assets	$26,900	$(5,136)	$21,764	$26,900	$(1,026)	$25,874

6.	Accrued Expenses

Accrued expenses consisted of the following at December 31, 2011 and 2010 (in thousands):

	2011	2010
Salaries, wages, payroll taxes and benefits	$58,692	$39,866
Workers’ compensation liability	66,121	63,011
Property, sales, use and other taxes	11,850	6,682
Insurance, other than workers’ compensation	6,012	12,648
Accrued interest payable	4,937	4,879
Deferred revenue — current	7,229	10,220
2009 Performance Unit Awards	3,640	—
Other	6,148	10,009

	$164,629	$147,315

Deferred revenue was recorded in 2010 in the purchase price allocation associated with the Company’s acquisition of a pressure pumping business as discussed in Note 3. The deferred revenue relates to out-of-market pricing agreements that were in place at the acquired business at the time of the acquisition. The deferred revenue will be recognized as pressure pumping revenue over the remaining term of the pricing agreements. Deferred revenue of approximately $8.4 million and $6.1 million was recognized in the years ended December 31, 2011 and 2010, respectively, related to these pricing agreements.

7.	Asset Retirement Obligation

The Company records a liability for the estimated costs to be incurred in connection with the abandonment of oil and natural gas properties in the future. This liability is included in the caption “other” in the liabilities section of the consolidated balance sheet. The following table describes the changes to the Company’s asset retirement obligations during 2011 and 2010 (in thousands):

	2011	2010
Balance at beginning of year	$3,063	$2,955
Liabilities incurred	361	335
Liabilities settled	(110)	(339)
Accretion expense	143	112
Revision in estimated costs of plugging oil and natural gas wells	(2)	—

Asset retirement obligation at end of year	$3,455	$3,063

8.	Long Term Debt

Credit Facilities — In March 2009, the Company entered into an unsecured revolving credit facility (the “2009 Credit Facility”) with a maximum borrowing capacity of $240 million. The Company incurred debt issuance costs of approximately $6.2 million during 2009 in connection with the 2009 Credit Facility. These costs were being amortized to interest expense over the contractual term of the 2009 Credit Facility.

On July 2, 2010, the Company entered into a 364-Day Credit Agreement (the “364-Day Credit Agreement”) with Wells Fargo Bank, N.A., as administrative agent and lender. The 364-Day Credit Agreement was a committed senior unsecured single draw term loan credit facility that permitted a borrowing of up to $250 million, provided that the loan must have been drawn no later than September 30, 2010 or, if an additional fee was paid, October 30, 2010. The maturity date under the 364-Day Credit Agreement was 364 days after the date on which the closing conditions under the 364-Day Credit Agreement were met. This facility was not drawn as of September 30, 2010 and it expired at that time.

On August 19, 2010, the Company entered into a Credit Agreement (the “Credit Agreement”) with Wells Fargo Bank, N.A., as administrative agent, letter of credit issuer, swing line lender and lender, and each of the other letter of credit issuer and lender parties thereto. The Credit Agreement is a committed senior unsecured credit facility that includes a revolving credit facility and a term loan facility. The Credit Agreement replaced the 2009 Credit Facility.

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

The term loan facility provided for a loan of $100 million which was funded on August 19, 2010. The term loan facility is payable in quarterly principal installments commencing November 19, 2010. The installment amounts vary from 1.25% of the original principal amount for each of the first four quarterly installments, 2.50% of the original principal amount for each of the subsequent eight quarterly installments and 5.00% of the original principal amount for the next subsequent three quarterly installments, with the remainder becoming due at maturity. The maturity date for the term loan facility is August 19, 2014.

Loans under the Credit Agreement bear interest by reference, at the Company’s election, to the LIBOR rate or base rate. The applicable margin on LIBOR rate loans varies from 2.75% to 3.75% and the applicable margin on base rate loans varies from 1.75% to 2.75%, in each case determined based upon the Company’s debt to capitalization ratio. As of December 31, 2011, the applicable margin on LIBOR rate loans was 2.75% and the applicable margin on base rate loans was 1.75%. A letter of credit fee is payable by the Company equal to the applicable margin for LIBOR rate loans times the daily amount available to be drawn under outstanding letters of credit. The commitment fee payable to the lenders for the unused portion of the revolving credit facility varies from 0.50% to 0.75% based upon the Company’s debt to capitalization ratio and was 0.50% as of December 31, 2011.

Each domestic subsidiary of the Company other than any immaterial subsidiary has unconditionally guaranteed all existing and future indebtedness and liabilities of the Company and the other guarantors arising under the Credit Agreement and other loan documents. Such guarantees also cover obligations of the Company and any subsidiary of the Company arising under any interest rate swap contract with any person while such person is a lender or affiliate of a lender under the Credit Agreement.

The Credit Agreement contains customary representations, warranties, indemnities and affirmative and negative covenants. The Credit Agreement also requires compliance with two financial covenants. The Company must not permit its debt to capitalization ratio to exceed 45% at any time. The Credit Agreement generally defines the debt to capitalization ratio as the ratio of (a) total borrowed money indebtedness to (b) the sum of such indebtedness plus consolidated net worth, with consolidated net worth determined as of the last day of the most recently ended fiscal quarter. The Company also must not permit the interest coverage ratio as of the last day of a fiscal quarter to be less than 3.00 to 1.00. The Credit Agreement generally defines the interest coverage ratio as the ratio of earnings before interest, taxes, depreciation and amortization (“EBITDA”) of the four prior fiscal quarters to interest charges for the same period.

As of December 31, 2011, the Company had $92.5 million principal amount outstanding under the term loan facility at an interest rate of 3.25% and $110 million principal amount outstanding under the revolving credit facility at a weighted average interest rate of 4.05%. The carrying value of the balances outstanding under the term loan facility and the revolving credit facility approximate fair value due to the frequency at which the interest rate resets. The Company had $40.6 million in letters of credit outstanding at December 31, 2011 and, as a result, had available borrowing capacity of approximately $249 million at that date.

Senior Notes — On October 5, 2010, the Company completed the issuance and sale of $300 million in aggregate principal amount of its 4.97% Series A Senior Notes due October 5, 2020 (the “Notes”) in a private placement. A portion of the proceeds from the Notes was used to repay a $200 million borrowing on the Company’s revolving credit facility, which had been drawn to fund a portion of the acquisition that closed on October 1, 2010 as discussed in Note 3. The fair value of the Notes at December 31, 2011 was approximately $316 million based on discounted cash flows associated with the Notes using current market rates of interest. The Notes are senior unsecured obligations of the Company which rank equally in right of payment with all other unsubordinated indebtedness of the Company. The Notes are guaranteed on a senior unsecured basis by each of the existing domestic subsidiaries of the Company other than immaterial subsidiaries.

The Notes bear interest at a rate of 4.97% per annum. The Company will pay interest on the Notes on April 5 and October 5 of each year. The Notes will mature on October 5, 2020. The Notes are prepayable at the Company’s option, in whole or in part, provided that in the case of a partial prepayment, prepayment must be in an amount not less than 5% of the aggregate principal amount of the Notes then outstanding, at any time and from time to time at 100% of the principal amount prepaid, plus accrued and unpaid interest to the prepayment date, plus a “make-whole” premium as specified in the note purchase agreement. The Company must offer to prepay the Notes upon the occurrence of any change of control. In addition, the Company must offer to prepay the Notes upon the occurrence of certain asset dispositions if the proceeds therefrom are not timely reinvested in productive assets. If any offer to prepay is accepted, the purchase price of each prepaid Note is 100% of the principal amount thereof, plus accrued and unpaid interest thereon to the prepayment date.

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

Events of default under the note purchase agreement and the Credit Agreement include failure to pay principal or interest when due, failure to comply with the financial and operational covenants, a cross default event, a judgment in excess of a threshold event, the guaranty agreement ceasing to be enforceable, the occurrence of certain ERISA events, a change of control event and bankruptcy and other insolvency events. If an event of default under the note purchase agreement occurs and is continuing, then holders of a majority in principal amount of the Notes have the right to declare all the Notes then-outstanding to be immediately due and payable. In addition, if the Company defaults in payments on any Note, then until such defaults are cured, the holder thereof may declare all the Notes held by it to be immediately due and payable.

The Company incurred approximately $10.8 million in debt issuance costs during 2010 in connection with the Credit Agreement and the Senior Notes discussed above. These costs were deferred and will be recognized as interest expense over the term of the underlying debt. Interest expense related to the amortization of debt issuance costs for the Credit Agreement and the Senior Notes was approximately $2.4 million and $1.1 million for the years ended December 31, 2011 and 2010, respectively.

Presented below is a schedule of the principal repayment requirements of long-term debt by fiscal year as of December 31, 2011 (in thousands):

Year ending December 31,
2012	$10,000
2013	122,500
2014	70,000
2015	—
2016	—
Thereafter	300,000

Total	$502,500

9.	Commitments, Contingencies and Other Matters

Commitments — As of December 31, 2011, the Company maintained letters of credit in the aggregate amount of $40.6 million for the benefit of various insurance companies as collateral for retrospective premiums and retained losses which could become payable under the terms of the underlying insurance contracts. These letters of credit expire annually at various times during the year and are typically renewed. As of December 31, 2011, no amounts had been drawn under the letters of credit.

As of December 31, 2011, the Company had commitments to purchase approximately $352 million of major equipment for its drilling and pressure pumping businesses.

The Company’s pressure pumping business has entered into agreements to purchase minimum quantities of proppants from certain vendors. These agreements expire in 2013 and 2016. As of December 31, 2011, the remaining obligation under these agreements is approximately $42.5 million, of which materials with a total purchase price of approximately $13.5 million are expected to be delivered during 2012. In the event that the required minimum quantities are not purchased during any contract year, the Company would be required to make a liquidated damages payment to the respective vendor for any shortfall.

In November of 2011, the Company’s pressure pumping business entered into an agreement with a proppant vendor to advance, on a non-revolving basis, up to $12.0 million to such vendor to finance the construction of certain processing facilities. This advance is secured by the underlying processing facilities and bears interest at an annual rate of 5.0%. Repayment of the advance is to be made through discounts applied to purchases from the vendor and repayment of all amounts advanced must be made no later than October 1, 2017. As of December 31, 2011, advances of approximately $2.9 million had been made under this agreement and no significant repayments had been made.

Contingencies — The Company’s operations are subject to many hazards inherent in the contract drilling and pressure pumping businesses, including inclement weather, blowouts, well fires, loss of well control, pollution and reservoir damage. These hazards could cause personal injury or death, work stoppage, and serious damage to equipment and other property. The Company’s operations could also cause significant environmental and reservoir damages. These risks could expose the Company to substantial liability for personal injury, wrongful death, property damage, loss of oil and natural gas production, pollution and other environmental damages.

Any contractual right to indemnification that the Company may have for any such risk, may be unenforceable or limited due to negligent or willful acts of commission or omission by the Company, its subcontractors and/or suppliers. The Company’s customers may dispute, or be unable to meet, their contractual indemnification obligations to the Company due to financial, legal or other reasons. Accordingly, the Company may be unable to transfer these risks to its customers by contract or indemnification agreements. Incurring a liability for which the Company is not fully indemnified or insured could have a material adverse effect on its business, financial condition, cash flows and results of operations.

The Company has insurance coverage for comprehensive general liability, automobile liability, workers’ compensation and employer’s liability, and certain other specific risks. The Company has also elected in some cases to accept a greater amount of risk through increased deductibles on certain insurance policies. For example, the Company generally maintains a $1.0 million per occurrence deductible on its workers’ compensation and equipment insurance coverages and a $2.0 million per occurrence self insured retention on its general liability insurance coverage. The Company self-insures a number of other risks, including loss of earnings and business interruption, and does not carry a significant amount of insurance to cover risks of underground reservoir damage. If a significant accident or other event occurs and is not fully covered by insurance or an enforceable or recoverable indemnity from a customer, it could have a material adverse effect on the Company’s business, financial condition, cash flows and results of operations. Accrued expenses related to insurance claims are set forth in Note 6.

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

10.	Stockholders’ Equity

Cash Dividends — The Company paid cash dividends during the years ended December 31, 2009, 2010 and 2011 as follows:

	Per Share	Total
		(in thousands)
2009:
Paid on March 31, 2009	$0.05	$7,655
Paid on June 30, 2009	0.05	7,675
Paid on September 30, 2009	0.05	7,675
Paid on December 30, 2009	0.05	7,676

Total cash dividends	$0.20	$30,681

2010:
Paid on March 30, 2010	$0.05	$7,677
Paid on June 30, 2010	0.05	7,706
Paid on September 30, 2010	0.05	7,704
Paid on December 30, 2010	0.05	7,709

Total cash dividends	$0.20	$30,796

2011:
Paid on March 30, 2011	$0.05	$7,708
Paid on June 30, 2011	0.05	7,772
Paid on September 30, 2011	0.05	7,777
Paid on December 30, 2011	0.05	7,788

Total cash dividends	$0.20	$31,045

On February 1, 2012, the Company’s Board of Directors approved a cash dividend on its common stock in the amount of $0.05 per share to be paid on March 30, 2012 to holders of record as of March 15, 2012. The amount and timing of all future dividend payments, if any, is subject to the discretion of the Board of Directors and will depend upon business conditions, results of operations, financial condition, terms of the Company’s credit facilities and other factors.

On August 1, 2007, the Company’s Board of Directors approved a stock buyback program authorizing purchases of up to $250 million of the Company’s common stock in open market or privately negotiated transactions. During the year ended December 31, 2009, the Company purchased 5,715 shares of its common stock under the program at a cost of approximately $79,000. During the year ended December 31, 2010, the Company purchased 8,743 shares of its common stock under the program at a cost of approximately $123,000. During the year ended December 31, 2011, the Company purchased 8,689 shares of its common stock under the program at a cost of approximately $255,000. As of December 31, 2011, the Company is authorized to purchase approximately $113 million of the Company’s outstanding common stock under the program. Shares purchased under the program are accounted for as treasury stock.

The Company purchased 135,068, 117,083 and 114,983 shares of treasury stock from employees during 2011, 2010 and 2009, respectively. These shares were purchased at fair market value upon the vesting of restricted stock to provide the employees with the funds necessary to satisfy payroll tax withholding obligations. The total purchase price for these shares was approximately $4.1 million, $1.7 million and $1.5 million in 2011, 2010 and 2009, respectively. These purchases were made pursuant to the terms of the Patterson-UTI Energy, Inc. 2005 Long-Term Incentive Plan (the “2005 Plan”) and not pursuant to the stock buyback program.

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

The Company’s shareholders have approved the 2005 Plan, and the Board of Directors adopted a resolution that no future grants would be made under any of the Company’s other previously existing plans. During 2010, the Company amended the 2005 Plan to, among other things, increase the total number of shares authorized for grant from 10,250,000 to 15,250,000. The Company’s share-based compensation plans at December 31, 2011 follow:

Plan Name	Shares Authorized for Grant	Awards Outstanding	Shares Available for Grant
Patterson-UTI Energy, Inc. 2005 Long-Term Incentive Plan, as amended	15,250,000	6,293,495	4,399,951
Patterson-UTI Energy, Inc. Amended and Restated 1997 Long-Term Incentive Plan, as amended (“1997 Plan”)	—	1,983,300	—
Amended and Restated Patterson-UTI Energy, Inc. 2001 Long-Term Incentive Plan (“2001 Plan”)	—	35,800	—

A summary of the 2005 Plan follows:

•	The Compensation Committee of the Board of Directors administers the plan.

•	All employees including officers and directors are eligible for awards.

•	The Compensation Committee determines the vesting schedule for awards. Awards typically vest over one year for non-employee directors and three years for employees.

•	The Compensation Committee sets the term of awards and no option term can exceed 10 years.

•	All options granted under the plan are granted with an exercise price equal to or greater than the fair market value of the Company’s common stock at the time the option is granted.

•

The plan provides for awards of incentive stock options, non-incentive stock options, tandem and freestanding stock appreciation rights, restricted stock awards, other stock unit awards, performance share awards, performance unit awards and dividend equivalents. As of December 31, 2011, non-incentive stock options, restricted stock awards, restricted stock units and performance unit awards had been granted under the plan.

Options granted under the 1997 Plan typically vested over three or five years as dictated by the Compensation Committee. These options have terms of no more than ten years. All options were granted with an exercise price equal to the fair market value of the related common stock at the time of grant. Restricted stock awards granted under the 1997 Plan typically vested over four years.

Options granted under the 2001 Plan typically vested over five years as dictated by the Compensation Committee. These options have terms of no more than ten years. All options were granted with an exercise price equal to the fair market value of the Company’s common stock at the time of grant.

Stock Options — The Company estimates the grant date fair values of stock options using the Black-Scholes-Merton valuation model. Volatility assumptions are based on the historic volatility of the Company’s common stock over the most recent period equal to the expected term of the options as of the date the options are granted.

The expected term assumptions are based on the Company’s experience with respect to employee stock option activity. Dividend yield assumptions are based on the expected dividends at the time the options are granted. The risk-free interest rate assumptions are determined by reference to United States Treasury yields. Weighted-average assumptions used to estimate grant date fair values for stock options granted in the years ended December 31, 2011, 2010 and 2009 follow:

	2011	2010	2009
Volatility	45.97%	45.98%	49.90%
Expected term (in years)	5.00	5.00	4.00
Dividend yield	0.67%	1.35%	1.67%
Risk-free interest rate	2.34%	2.47%	1.67%

Stock option activity for the year ended December 31, 2011 follows:

	Shares	Weighted-average exercise price
Outstanding at beginning of year	7,710,102	$19.58
Granted	419,500	$30.28
Exercised	(1,048,307)	$16.04
Cancelled	—	$—
Expired	—	$—

Outstanding at end of year	7,081,295	$20.73

Exercisable at end of year	6,077,635	$20.69

Options outstanding at December 31, 2011 have an aggregate intrinsic value of approximately $17.9 million and a weighted-average remaining contractual term of 5.3 years. Options exercisable at December 31, 2011 have an aggregate intrinsic value of approximately $14.6 million and a weighted-average remaining contractual term of 4.8 years. Additional information with respect to options granted, vested and exercised during the years ended December 31, 2011, 2010 and 2009 follows:

	2011	2010	2009
Weighted-average grant date fair value of stock options granted (per share)	$12.24	$5.69	$4.71
Grant date fair value of stock options vested during the year (in thousands)	$5,639	$5,553	$6,973
Aggregate intrinsic value of stock options exercised (in thousands)	$12,663	$523	$510

As of December 31, 2011, options to purchase 1,003,660 shares were outstanding and not vested. All of these non-vested options are expected to ultimately vest. Additional information as of December 31, 2011 with respect to these non-vested options follows:

Aggregate intrinsic value	$3.3 million
Weighted-average remaining contractual term	8.56 years
Weighted-average remaining expected term	3.45 years
Weighted-average remaining vesting period	1.52 years
Unrecognized compensation cost	$6.7 million

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

Restricted stock activity for the year ended December 31, 2011 follows:

	Shares	Weighted- average Grant Date Fair Value
Non-vested restricted stock outstanding at beginning of year	1,114,051	$16.05
Granted	782,300	$30.46
Vested	(599,394)	$17.60
Forfeited	(83,158)	$22.58

Non-vested restricted stock outstanding at end of year	1,213,799	$24.13

As of December 31, 2011, approximately 1.1 million shares of non-vested restricted stock outstanding are expected to vest. Additional information as of December 31, 2011 with respect to these non-vested shares follows:

Aggregate intrinsic value	$22.6 million
Weighted-average remaining vesting period	1.90 years
Unrecognized compensation cost	$22.6 million

Restricted Stock Units — For all restricted stock unit awards made to date, shares of common stock are not issued until the units vest. Restricted stock units are subject to forfeiture for failure to fulfill service conditions. Non-forfeitable cash dividend equivalents are paid on non-vested restricted stock units.

Restricted stock unit activity for the year ended December 31, 2011 follows:

	Shares	Weighted Average Grant Date Fair Value
Non-vested restricted stock units outstanding at beginning of year	17,834	$19.73
Granted	10,000	$30.63
Vested	(10,333)	$23.94
Forfeited	—	$—

Non-vested restricted stock units outstanding at end of year	17,501	$23.47

Performance Unit Awards. In 2009, the Company granted cash-settled performance unit awards to certain executive officers (the “2009 Performance Units”). The 2009 Performance Units provide for those executive officers to receive a cash payment upon the achievement of certain performance goals established by the Compensation Committee during a specified period. The performance period for the 2009 Performance Units is the period from April 1, 2009 through March 31, 2012, but can extend through March 31, 2014 in certain circumstances. The performance goals for the 2009 Performance Units are tied to the Company’s total shareholder return for the performance period as compared to total shareholder return for a peer group determined by the Compensation Committee of the Board of Directors. These goals are considered to be market conditions under the relevant accounting standards and the market conditions are factored into the determination of the fair value of the performance units. Generally, the recipients will receive a base payment if the Company’s total shareholder return is positive and, when compared to the peer group, is at or above the 25th percentile but less than the 50th percentile, two times the base if at or above the 50th percentile but less than the 75th percentile, and four times the base if at the 75th percentile or higher. The total base amount with respect to the 2009 Performance Units is approximately $1.7 million. Because the 2009 Performance Units are to be settled in cash at the end of the performance period, they are accounted for as liability awards and the Company’s pro-rated obligation is measured at estimated fair value at the end of each reporting period using a Monte Carlo simulation model. As of December 31, 2011 this pro-rated obligation was approximately $3.6 million and is included in the caption “accrued expenses” in the liabilities section of the consolidated balance sheet. Compensation expense associated with the 2009 Performance Units was approximately $1.3 million, $1.5 million and $859,000 for the years ended December 31, 2011, 2010 and 2009, respectively.

In 2010 and 2011, the Company granted stock-settled performance unit awards to certain executive officers (the “2010 Performance Units” and the “2011 Performance Units”, respectively). The 2010 Performance Units and the 2011 Performance Units provide for those executive officers to receive a grant of shares of stock upon the achievement of certain performance goals established by the Compensation Committee during a specified period. The performance period for the 2010 Performance Units is the period from April 1, 2010 through March 31, 2013, but can extend through March 31, 2015 in certain circumstances. The performance period for the 2011 Performance Units is the period from April 1, 2011 through March 31, 2014, but can extend through March 31, 2016 in certain circumstances. The performance goals for the 2010 Performance Units and the 2011 Performance Units are tied to the Company’s total shareholder return for the performance period as compared to total shareholder return for a peer group determined by the Compensation Committee of the Board of Directors. These goals are considered to be market conditions under the relevant accounting standards and the market conditions are factored into the determination of the fair value of the respective performance units. Generally, the recipients will receive a base number of shares if the Company’s total shareholder return is positive and, when compared to the peer group, is at the 25th percentile, two times the base if at the 50th percentile, and four times the base if at the 75th percentile or higher. The grant of shares when achievement is between the 25th and 75th percentile will be determined on a pro-rata basis. The total base number of shares with respect to the 2010 Performance Units is 89,375 shares and the total base number of shares with respect to the 2011 Performance Units is 72,188 shares. Because the 2010 and 2011 Performance Units are stock-settled awards, they are accounted for as equity awards and measured at fair value on the date of grant using a Monte Carlo simulation model. The fair value of the 2010 Performance Units as of the date of grant was approximately $3.1 million and the fair value of the 2011 Performance Units as of the date of grant was approximately $5.6 million. This fair value is recognized on a straight-line basis over the performance period. Compensation expense associated with the 2010 Performance Units was approximately $1.0 million and $779,000 for the years ended December 31, 2011 and 2010, respectively. Compensation expense associated with the 2011 Performance Units was approximately $1.4 million for the year ended December 31, 2011.

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

The Company incurred rent expense of $35.0 million, $18.1 million and $11.9 million for the years 2011, 2010 and 2009, respectively. Rent expense is primarily related to short-term equipment rentals that are generally passed through to customers. The Company’s obligations under non-cancelable operating lease agreements are not material to its operations or cash flows.

13.	Income Taxes

Components of the income tax provision applicable to federal, state and foreign income taxes for the years ended December 31, 2011, 2010 and 2009 are as follows (in thousands):

	2011	2010	2009
Federal income tax expense (benefit):
Current	$16,336	$(77,310)	$(117,493)
Deferred	146,842	145,198	103,574

	163,178	67,888	(13,919)

State income tax expense (benefit):
Current	6,056	19	(1,883)
Deferred	13,196	3,246	(1,875)

	19,252	3,265	(3,758)

Foreign income tax expense (benefit):
Current	6,579	2,657	338
Deferred	(1,071)	(954)	(256)

	5,508	1,703	82

Total income tax expense (benefit):
Current	28,971	(74,634)	(119,038)
Deferred	158,967	147,490	101,443

Total income tax expense (benefit)	$187,938	$72,856	$(17,595)

The difference between the statutory federal income tax rate and the effective income tax rate for the years ended December 31, 2011, 2010 and 2009 is summarized as follows:

	2011	2010	2009
Statutory tax rate	35.0%	35.0%	35.0%
State income taxes	2.5	1.1	4.7
Permanent differences	(0.1)	2.3	(5.7)
Other, net	(0.6)	(0.2)	0.1

Effective tax rate	36.8%	38.2%	34.1%

The Domestic Production Activities Deduction was enacted as part of the American Jobs Creation Act of 2004 (as revised by the Emergency Economic Stabilization Act of 2008,) and allows a deduction of 6% in 2009 and 9% in 2010 and thereafter on the lesser of qualified production activities income or taxable income. The permanent differences for 2010 and 2009 reflect the recapture of a portion of this deduction due to the carryback of the 2010 and 2009 net operating losses to prior years. This recapture resulted in a negative effective rate impact in 2009 due to the Company having a loss before income taxes in that year. The permanent difference for 2011 does not include any deduction as it is limited to taxable income and the Company had a tax loss in 2011.

The tax effect of significant temporary differences representing deferred tax assets and liabilities and changes therein were as follows (in thousands):

	December 31, 2011	Net Change	December 31, 2010	Net Change	December 31, 2009	Net Change	December 31, 2008
Deferred tax assets:
Current:
Net operating loss carryforwards	$114,576	$114,576	$—	$—	$—	$—	$—
Workers’ compensation allowance	24,004	714	23,290	(1,334)	24,624	(1,360)	25,984
Other	18,800	146	18,654	(962)	19,616	(2,735)	22,351

	157,380	115,436	41,944	(2,296)	44,240	(4,095)	48,335

Non-current:
Net operating loss carryforwards	18,434	11,969	6,465	1,593	4,872	4,872	—
Expense associated with employee stock options	12,728	1,476	11,252	2,123	9,129	2,500	6,629
Federal benefit of foreign deferred tax liabilities	—	—	—	(9,160)	9,160	(256)	9,416
Federal benefit of state deferred tax liabilities	20,260	7,105	13,155	3,383	9,772	2,702	7,070
Other	10,670	(5,361)	16,031	6,546	9,485	4,120	5,365

	62,092	15,189	46,903	4,485	42,418	13,938	28,480

Total deferred tax assets	219,472	130,625	88,847	2,189	86,658	9,843	76,815

Deferred tax liabilities:
Current:
Other	(14,655)	474	(15,129)	(3,766)	(11,363)	1,044	(12,407)

Non-current:
Property and equipment basis difference	(835,823)	(289,168)	(546,655)	(133,542)	(413,113)	(110,786)	(302,327)
Other	(12,901)	(1,231)	(11,670)	(709)	(10,961)	(7,091)	(3,870)

	(848,724)	(290,399)	(558,325)	(134,251)	(424,074)	(117,877)	(306,197)

Total deferred tax liabilities	(863,379)	(289,925)	(573,454)	(138,017)	(435,437)	(116,833)	(318,604)

Net deferred tax liability	$(643,907)	$(159,300)	$(484,607)	$(135,828)	$(348,779)	$(106,990)	$(241,789)

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. The Company expects the deferred tax assets at December 31, 2011 and 2010 to be realized as a result of the reversal of existing taxable temporary differences giving rise to deferred tax liabilities and the generation of taxable income; therefore, no valuation allowance is considered necessary.

Other deferred tax assets consist primarily of the tax effect of various allowance accounts and tax-deferred expenses expected to generate future tax benefits of approximately $29.5 million. Other deferred tax liabilities consist primarily of the tax effect of receivables from insurance companies and tax-deferred income not yet recognized for tax purposes.

For income tax purposes, the Company generated approximately $327 million of federal net operating losses and approximately $136 million of state net operating losses during the year ended December 31, 2011. Of these amounts, approximately $11.1 million will be carried back to prior years, and the remaining balance can be carried forward to future years along with prior year carryovers in the amount of $118 million. Net operating losses that can be carried forward, if unused, are scheduled to expire as follows: 2014 — $9.6 million; 2015 — $12.9 million; 2016 — $8.2 million; 2018 — $2.4 million; 2028 — $15.3 million; 2029 — $59.8 million; 2030 — $35.7 million and 2031 — $426 million.

As of December 31, 2011, the Company had no unrecognized tax benefits. The Company has established a policy to account for interest and penalties related to uncertain income tax positions as operating expenses. As of December 31, 2011, the tax years ended December 31, 2008 through December 31, 2010 are open for examination by U.S. taxing authorities. As of December 31, 2011, the tax years ended December 31, 2007 through December 31, 2010 are open for examination by Canadian taxing authorities.

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

As a result of the above conversion, the Company’s Canadian assets are no longer directly subject to United States taxation, provided that the related unremitted earnings are permanently reinvested in Canada. Effective January 1, 2010, the Company has elected to permanently reinvest these unremitted earnings in Canada, and intends to do so for the foreseeable future. As a result, no deferred United States federal or state income taxes have been provided on such unremitted foreign earnings, which totaled approximately $25.2 million as of December 31, 2011.

14.	Employee Benefits

The Company maintains a 401(k) plan for all eligible employees. The Company’s operating results include expenses of approximately $4.6 million in 2011, $3.1 million in 2010 and $2.8 million in 2009 for the Company’s cash contributions to the plan.

15.	Business Segments

The Company’s revenues, operating profits and identifiable assets are primarily attributable to three business segments: (i) contract drilling of oil and natural gas wells, (ii) pressure pumping services and (iii) the investment, on a non-operating working interest basis, in oil and natural gas properties. Each of these segments represents a distinct type of business. These segments have separate management teams which report to the Company’s chief operating decision maker. The results of operations in these segments are regularly reviewed by the chief operating decision maker for purposes of determining resource allocation and assessing performance. As discussed in Note 2, in January 2010, the Company exited the drilling and completion fluids services business which previously was reported as a business segment. Operating results for that business for the years ended December 31, 2010 and 2009 are presented as discontinued operations in the consolidated statements of operations. Also included in discontinued operations for the year ended December 31, 2011 and 2010 are the operating results for an electric wireline business that was acquired on October 1, 2010 and sold in January 2011.

Contract Drilling — The Company markets its contract drilling services to major and independent oil and natural gas operators. As of December 31, 2011, the Company had 328 marketable land-based drilling rigs, of which 64 were based in west Texas and southeastern New Mexico; 73 in north central and east Texas, northern

Louisiana and Mississippi; 48 in the Rocky Mountain region (Colorado, Utah, Wyoming, Montana and North Dakota); 62 in south Texas and southern Louisiana; 27 in the Texas panhandle, Oklahoma and Arkansas; 34 in the Appalachian Basin and 20 in western Canada.

For the years ended December 31, 2011, 2010 and 2009, contract drilling revenue earned in Canada was $106 million, $65.7 million and $45.4 million, respectively. Additionally, long-lived assets within the contract drilling segment located in Canada totaled $69.8 million and $70.7 million as of December 31, 2011 and 2010, respectively.

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

Oil and Natural Gas — The Company owns and invests in oil and natural gas assets as a non-operating working interest owner. The Company’s oil and natural gas interests are located primarily in Texas and New Mexico.

The following tables summarize selected financial information relating to the Company’s business segments (in thousands):

	Years Ended December 31,
	2011	2010	2009
Revenues:
Contract drilling	$1,673,629	$1,085,722	$600,423
Pressure pumping	845,803	350,608	161,441
Oil and natural gas	50,559	30,425	21,218

Total segment revenues	2,569,991	1,466,755	783,082
Elimination of intercompany revenues(a)	(4,048)	(3,824)	(1,136)

Total revenues	$2,565,943	$1,462,931	$781,946

Income (loss) from continuing operations before income taxes:
Contract drilling	$346,083	$140,483	$(11,219)
Pressure pumping	193,440	62,194	1,017
Oil and natural gas	23,982	12,455	950

	563,505	215,132	(9,252)
Corporate and other	(42,903)	(37,019)	(35,577)
Net (loss) gain on asset disposals(b)	4,999	22,812	(3,385)
Interest income	187	1,674	381
Interest expense	(15,652)	(12,772)	(4,148)
Other	582	927	426

Income (loss) from continuing operations before income taxes	$510,718	$190,754	$(51,555)

Identifiable assets:
Contract drilling	$3,252,116	$2,678,250	$2,129,567
Pressure pumping	748,643	533,597	213,094
Oil and natural gas	44,990	36,508	25,355
Corporate and other(c)	176,152	174,676	294,136

Total assets	$4,221,901	$3,423,031	$2,662,152

Depreciation, depletion, amortization and impairment:
Contract drilling	$344,312	$280,458	$248,424
Pressure pumping	73,279	40,724	27,589
Oil and natural gas	16,962	10,950	12,927
Corporate and other	2,726	1,361	907

Total depreciation, depletion, amortization and impairment	$437,279	$333,493	$289,847

Capital expenditures:
Contract drilling	$784,686	$655,550	$395,376
Pressure pumping	198,061	51,064	43,144
Oil and natural gas	22,884	23,067	7,341
Corporate and other	5,947	8,409	6,785

Total capital expenditures	$1,011,578	$738,090	$452,646

(a)	Includes contract drilling intercompany revenues related to drilling services provided to the oil and natural gas exploration and production segment.

(b)	Net gains or losses associated with the disposal of assets relate to corporate strategy decisions of the executive management group. Accordingly, the related gains or losses have been separately presented and excluded from the results of specific segments.

(c)	Corporate and other assets primarily include identifiable assets associated with assets held for sale as well as cash on hand, income taxes receivable and certain deferred federal income tax assets.

16.	Concentrations of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of demand deposits, temporary cash investments and trade receivables.

The Company believes it has placed its demand deposits and temporary cash investments with high credit-quality financial institutions. At December 31, 2011 and 2010, the Company’s demand deposits and temporary cash investments consisted of the following (in thousands):

	2011	2010
Deposits in FDIC and SIPC-insured institutions under insurance limits	$289	$1,523
Deposits in FDIC and SIPC-insured institutions over insurance limits	50,035	51,625
Deposits in foreign banks	18,823	11,533

	69,147	64,681
Less outstanding checks and other reconciling items	(45,201)	(37,069)

Cash and cash equivalents	$23,946	$27,612

Concentrations of credit risk with respect to trade receivables are primarily focused on companies involved in the exploration and development of oil and natural gas properties. The concentration is somewhat mitigated by the diversification of customers for which the Company provides services. As is general industry practice, the Company typically does not require customers to provide collateral. No significant losses from individual customers were experienced during the years ended December 31, 2011, 2010 or 2009. No provision for bad debts was recognized in 2011. The Company recorded a provision for bad debts for 2010 and 2009 of $(2.0) million and $3.8 million, respectively.

17.	Fair Values of Financial Instruments

The carrying values of cash and cash equivalents, trade receivables and accounts payable approximate fair value due to the short-term maturity of these items.

The estimated fair value of the Company’s outstanding debt balances (including current portion) as of December 31, 2011 and 2010 is set forth below (in thousands):

	December 31, 2011		December 31, 2010
	Carrying Value	Fair Value	Carrying Value	Fair Value
Borrowings under Credit Agreement:
Revolving credit facility	$110,000	$110,000	$—	$—
Term loan facility	92,500	92,500	98,750	98,750
Senior Notes	300,000	315,942	300,000	289,625

Total debt	$502,500	$518,442	$398,750	$388,375

The carrying value of the balance outstanding under the term loan facility and revolving credit facility approximates fair value as both facilities have a floating interest rate that adjusts at each quarterly interest payment date. The fair value of the 4.97% Series A Senior Notes at December 31, 2011 and 2010 is based on discounted cash flows associated with the Senior Notes using current market rates of interest at those respective dates. These fair value estimates are based on observable market inputs and are considered level 2 fair value estimates in the fair value hierarchy of fair value accounting.

18.	Quarterly Financial Information (in thousands, except per share amounts) (unaudited)

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
2010
Operating revenues	$271,598	$306,992	$378,663	$505,678
Operating income	7,831	45,757	52,509	94,828
Income from continuing operations, net of income taxes	4,186	29,528	29,374	54,810
Loss from discontinued operations, net of income taxes	—	—	—	(956)
Net income	4,186	29,528	29,374	53,854
Basic income (loss) per common share:
From continuing operations	$0.03	$0.19	$0.19	$0.36
From discontinued operations	$0.00	$0.00	$0.00	$(0.01)
Net income	$0.03	$0.19	$0.19	$0.35
Diluted income (loss) per common share:
From continuing operations	$0.03	$0.19	$0.19	$0.35
From discontinued operations	$0.00	$0.00	$0.00	$(0.01)
Net income	$0.03	$0.19	$0.19	$0.35
2011
Operating revenues	$567,404	$600,064	$673,828	$724,647
Operating income	117,547	131,860	132,294	143,900
Income from continuing operations, net of income taxes	71,619	81,638	81,928	87,595
Loss from discontinued operations, net of income taxes	(367)	—	—	—
Net income	71,252	81,638	81,928	87,595
Basic income (loss) per common share:
From continuing operations	$0.46	$0.53	$0.53	$0.56
From discontinued operations	$0.00	$0.00	$0.00	$0.00
Net income	$0.46	$0.53	$0.53	$0.56
Diluted income (loss) per common share:
From continuing operations	$0.46	$0.52	$0.53	$0.56
From discontinued operations	$0.00	$0.00	$0.00	$0.00
Net income	$0.46	$0.52	$0.53	$0.56

As discussed in Note 2, the Company exited the drilling and completion fluids services business in January 2010 and sold a recently acquired wireline business in January 2011. The results of operations related to those businesses have been reclassified and presented as discontinued operations in the quarterly financial information above.

PATTERSON-UTI ENERGY, INC. AND SUBSIDIARIES

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

Description	Beginning Balance	Charged to Costs and Expenses	Deductions(1)	Ending Balance
	(In thousands)
Year Ended December 31, 2011
Deducted from asset accounts:
Allowance for doubtful accounts	$5,114	$0	$227	$4,887
Year Ended December 31, 2010
Deducted from asset accounts:
Allowance for doubtful accounts	$10,911	$(2,000)	$3,797	$5,114
Year Ended December 31, 2009
Deducted from asset accounts:
Allowance for doubtful accounts	$9,330	$4,700	$3,119	$10,911

(1)	Consists of uncollectible accounts written off.

S-1

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Patterson-UTI Energy, Inc. has duly caused this Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

PATTERSON-UTI ENERGY, INC.

By:	/s/ Douglas J. Wall
Douglas J. Wall
President and Chief Executive Officer

Date: February 10, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on Form 10-K has been signed by the following persons on behalf of Patterson-UTI Energy, Inc. and in the capacities indicated as of February 10, 2012.

Signature	Title

/s/ Mark S. Siegel	Chairman of the Board
Mark S. Siegel

/s/ Douglas J. Wall	President and Chief Executive Officer
Douglas J. Wall
(Principal Executive Officer)

/s/ John E. Vollmer III	Senior Vice President — Corporate Development,
John E. Vollmer III	Chief Financial Officer and Treasurer
(Principal Financial Officer)

/s/ Gregory W. Pipkin	Chief Accounting Officer and
Gregory W. Pipkin	Assistant Secretary
(Principal Accounting Officer)

/s/ Kenneth N. Berns	Senior Vice President and Director
Kenneth N. Berns

/s/ Charles O. Buckner	Director
Charles O. Buckner

/s/ Curtis W. Huff	Director
Curtis W. Huff

/s/ Terry H. Hunt	Director
Terry H. Hunt

/s/ Kenneth R. Peak	Director
Kenneth R. Peak

/s/ Cloyce A. Talbott	Director
Cloyce A. Talbott

EXHIBIT INDEX

2.1	Asset Purchase Agreement dated July 2, 2010 by and among Patterson-UTI Energy, Inc., Portofino Acquisition Company (n/k/a Universal Pressure Pumping, Inc.), Key Energy Pressure Pumping Services, LLC, Key Electric Wireline Services, LLC and Key Energy Services, Inc. (filed July 6, 2010 as Exhibit 2.1 to the Company’s Current Report on Form 8-K and incorporated herein by reference).

2.2	Letter Agreement dated September 1, 2010 by and among Patterson-UTI Energy, Inc., Universal Pressure Pumping, Inc., Universal Wireline, Inc., Key Energy Services, Inc., Key Energy Pressure Pumping Services, LLC, and Key Electric Wireline Services LLC (filed November 1, 2010 as Exhibit 2.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2010 and incorporated herein by reference).

2.3	Letter Agreement dated October 1, 2010 by and among Patterson-UTI Energy, Inc., Universal Pressure Pumping, Inc., Universal Wireline, Inc., Key Energy Services, Inc., Key Energy Pressure Pumping Services, LLC, and Key Electric Wireline Services LLC (filed November 1, 2010 as Exhibit 2.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2010 and incorporated herein by reference).

3.1	Restated Certificate of Incorporation, as amended (filed August 9, 2004 as Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004 and incorporated herein by reference).

3.2	Amendment to Restated Certificate of Incorporation, as amended (filed August 9, 2004 as Exhibit 3.2 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004 and incorporated herein by reference).

3.3	Certificate of Elimination with respect to Series A Participating Preferred Stock (filed October 27, 2011 as Exhibit 3.1 to the Company’s Current Report on Form 8-K and incorporated herein by reference).

3.4	Second Amended and Restated Bylaws (filed August 6, 2007 as Exhibit 3.3 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2007 and incorporated herein by reference).

4.1	Restated Certificate of Incorporation, as amended (See Exhibits 3.1, 3.2 and 3.3).

4.2	Registration Rights Agreement with Bear, Stearns and Co. Inc., dated March 25, 1994, as assigned to REMY Capital Partners III, L.P. (filed March 19, 2002 as Exhibit 4.3 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001 and incorporated herein by reference).

10.1	For additional material contracts, see Exhibit 4.2.

10.2	Amended and Restated Patterson-UTI Energy, Inc. 2001 Long-Term Incentive Plan (filed November 27, 2002 as Exhibit 4.4 to Post Effective Amendment No. 1 to the Company's Registration Statement on Form S-8 (File No. 333-60470) and incorporated herein by reference).*

10.3	Patterson-UTI Energy, Inc. Amended and Restated 1997 Long-Term Incentive Plan (filed July 28, 2003 as Exhibit 4.7 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003 and incorporated herein by reference).*

10.4	Amendment to the Patterson-UTI Energy, Inc. Amended and Restated 1997 Long-Term Incentive Plan (filed August 9, 2004 as Exhibit 10.7 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004 and incorporated herein by reference).*

10.5	Patterson-UTI Energy, Inc. 2005 Long-Term Incentive Plan, including Form of Executive Officer Restricted Stock Award Agreement, Form of Executive Officer Stock Option Agreement, Form of Non-Employee Director Restricted Stock Award Agreement and Form of Non-Employee Director Stock Option Agreement (filed June 21, 2005 as Exhibit 10.1 to the Company's Current Report on Form 8-K, and incorporated herein by reference).*

10.6	First Amendment to the Patterson-UTI Energy, Inc. 2005 Long-Term Incentive Plan (filed June 6, 2008 as Exhibit 10.1 to the Company’s Current Report on Form 8-K and incorporated herein by reference).

10.7	Second Amendment to the Patterson-UTI Energy, Inc. 2005 Long-Term Incentive Plan (filed June 6, 2008 as Exhibit 10.2 to the Company’s Current Report on Form 8-K and incorporated herein by reference).

10.8	Third Amendment to the Patterson-UTI Energy, Inc. 2005 Long-Term Incentive Plan (filed April 27, 2010 as Exhibit 10.1 to the Company’s Current Report on Form 8-K and incorporated herein by reference).*

10.9	Fourth Amendment to the Patterson-UTI Energy, Inc. 2005 Long-Term Incentive Plan (filed April 27, 2010 as Exhibit 10.2 to the Company’s Current Report on Form 8-K and incorporated herein by reference).*

10.10	Fifth Amendment to the Patterson-UTI Energy, Inc. 2005 Long-Term Incentive Plan (filed August 2, 2010 as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q and incorporated herein by reference).*

10.11	Form of Cash-Settled Performance Unit Award Agreement pursuant to the Patterson-UTI Energy, Inc. 2005 Long-Term Incentive Plan, as amended from time to time (filed February 19, 2010 as Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 and incorporated herein by reference).*

10.12	Form of Amendment to Cash-Settled Performance Unit Award Agreement under the Patterson-UTI Energy, Inc. 2005 Long-Term Incentive Plan (filed May 4, 2010 as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2010 and incorporated herein by reference).*

10.13	Form of Share-Settled Performance Unit Award Agreement under the Patterson-UTI Energy, Inc. 2005 Long-Term Incentive Plan (filed August 2, 2010 as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2010 and incorporated herein by reference).*

10.14	Form of Letter Agreement regarding termination, effective as of January 29, 2004, entered into by Patterson-UTI Energy, Inc. with each of Mark S. Siegel, Kenneth N. Berns and John E. Vollmer III (filed on February 25, 2005 as Exhibit 10.23 to the Company's Annual Report on Form 10-K for the year ended December 31, 2004 and incorporated herein by reference).*

10.15	Letter Agreement dated February 6, 2006 between Patterson-UTI Energy, Inc. and John E. Vollmer III (filed May 1, 2006 as Exhibit 10.25 to the Company’s Annual Report on Form 10-K, as amended, and incorporated herein by reference).*

10.16	Employment Agreement, dated as of September 1, 2007 between Patterson-UTI Energy, Inc. and Cloyce A. Talbott (filed on September 24, 2007 as Exhibit 10.1 to the Company’s Current Report on Form 8-K, and incorporated herein by reference).*

10.17	Employment Agreement, effective as of January 1, 2012, by and between Patterson-UTI Drilling Company LLC and James M. Holcomb.*+

10.18	Form of Indemnification Agreement entered into by Patterson-UTI Energy, Inc. with each of Mark S. Siegel, Cloyce A. Talbott, Douglas J. Wall, Kenneth N. Berns, Curtis W. Huff, Terry H. Hunt, Kenneth R. Peak, Charles O. Buckner, John E. Vollmer III, Seth D. Wexler and Gregory W. Pipkin (filed April 28, 2004 as Exhibit 10.11 to the Company's Annual Report on Form 10-K, as amended, for the year ended December 31, 2003 and incorporated herein by reference).*

10.19	Patterson-UTI Energy, Inc. Change in Control Agreement, effective as of January 29, 2004, by and between Patterson-UTI Energy, Inc. and Mark S. Siegel (filed on February 4, 2004 as Exhibit 10.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 2003 and incorporated herein by reference).*

10.20	Patterson-UTI Energy, Inc. Change in Control Agreement, effective as of August 31, 2007, by and between Patterson-UTI Energy, Inc. and Douglas J. Wall (filed September 4, 2007 as Exhibit 10.2 to the Company’s Current Report on Form 8-K and incorporated herein by reference).*

10.21	Patterson-UTI Energy, Inc. Change in Control Agreement, effective as of January 29, 2004, by and between Patterson-UTI Energy, Inc. and Kenneth N. Berns (filed on February 4, 2004 as Exhibit 10.5 to the Company's Annual Report on Form 10-K for the year ended December 31, 2003 and incorporated herein by reference).*

10.22	Patterson-UTI Energy, Inc. Change in Control Agreement, effective as of January 29, 2004, by and between Patterson-UTI Energy, Inc. and John E. Vollmer III (filed on February 4, 2004 as Exhibit 10.7 to the Company's Annual Report on Form 10-K for the year ended December 31, 2003 and incorporated herein by reference).*

10.23	First Amendment to Change in Control Agreement Between Patterson-UTI Energy, Inc. and Mark S. Siegel, entered into November 1, 2007 (filed November 5, 2007 as Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2007 and incorporated herein by reference).*

10.24	First Amendment to Change in Control Agreement Between Patterson-UTI Energy, Inc. and Douglas J. Wall, entered into November 1, 2007 (filed November 5, 2007 as Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2007 and incorporated herein by reference).*

10.25	First Amendment to Change in Control Agreement Between Patterson-UTI Energy, Inc. and John E. Vollmer, III, entered into November 1, 2007 (filed November 5, 2007 as Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2007 and incorporated herein by reference).*

10.26	First Amendment to Change in Control Agreement Between Patterson-UTI Energy, Inc. and Kenneth N. Berns, entered into November 1, 2007 (filed November 5, 2007 as Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2007 and incorporated herein by reference).*

10.27	Patterson-UTI Energy, Inc. Change in Control Agreement, effective as of November 2, 2009, by and between Patterson-UTI Energy, Inc. and Seth D. Wexler (filed November 2, 2009 as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009 and incorporated herein by reference).*

10.28	Credit Agreement dated August 19, 2010, among Patterson-UTI Energy, Inc., as borrower, Wells Fargo Bank, N.A., as administrative agent, letter of credit issuer and lender and each of the other letter of credit issuer and lender parties thereto (filed August 19, 2010 as Exhibit 10.1 to the Company’s Current Report on Form 8-K and incorporated herein by reference).

10.29	Note Purchase Agreement dated October 5, 2010 by and among Patterson-UTI Energy, Inc. and the purchasers named therein (filed October 6, 2010 as Exhibit 10.1 to the Company’s Current Report on Form 8-K and incorporated herein by reference).

21.1	Subsidiaries of the Registrant.+

23.1	Consent of Independent Registered Public Accounting Firm.+

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.+

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.+

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.+

101	The following materials from Patterson-UTI Energy, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Changes in Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements, tagged as blocks of text.+

*	Management Contract or Compensatory Plan identified as required by Item 15(a)(3) of Form 10-K.
+	Filed herewith.