Form 10-Q
period 2012-03-31
PATTERSON UTI ENERGY INC
filed 2012-04-30
CIK 889900

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files)    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

156,118,703 shares of common stock, $0.01 par value, as of April 30, 2012

PATTERSON-UTI ENERGY, INC. AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION

PART I — FINANCIAL INFORMATION

ITEM 1. Financial Statements

The following unaudited consolidated financial statements include all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented.

PATTERSON-UTI ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(unaudited, in thousands, except share data)

	March 31, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$17,825	$23,946
Accounts receivable, net of allowance for doubtful accounts of $6,540 and $4,887 at March 31, 2012 and December 31, 2011, respectively	559,548	518,109
Inventory	28,585	31,306
Deferred tax assets, net	116,543	142,725
Other	44,903	48,864

Total current assets	767,404	764,950
Property and equipment, net	3,308,263	3,167,266
Goodwill and intangible assets	174,546	175,573
Deposits on equipment purchases	97,643	99,543
Other	15,976	14,569

Total assets	$4,363,832	$4,221,901

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$274,788	$241,610
Federal and state income taxes payable	8,241	2,473
Accrued expenses	152,442	164,629
Current portion of long-term debt	10,000	10,000

Total current liabilities	445,471	418,712
Borrowings under revolving credit facility	108,500	110,000
Other long-term debt	380,000	382,500
Deferred tax liabilities, net	808,857	786,632
Other	6,529	7,426

Total liabilities	1,749,357	1,705,270

Commitments and contingencies (see Note 11)
Stockholders’ equity:
Preferred stock, par value $.01; authorized 1,000,000 shares, no shares issued	—	—
Common stock, par value $.01; authorized 300,000,000 shares with 183,315,514 and 183,295,350 issued and 155,827,260 and 155,807,779 outstanding at March 31, 2012 and December 31, 2011, respectively	1,833	1,833
Additional paid-in capital	846,550	840,731
Retained earnings	2,368,853	2,279,367
Accumulated other comprehensive income	22,013	19,459
Treasury stock, at cost, 27,488,254 shares and 27,487,571 shares at March 31, 2012 and December 31, 2011, respectively	(624,774)	(624,759)

Total stockholders’ equity	2,614,475	2,516,631

Total liabilities and stockholders’ equity	$4,363,832	$4,221,901

The accompanying notes are an integral part of these unaudited consolidated financial statements.

PATTERSON-UTI ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited, in thousands, except per share data)

	Three Months Ended March 31,
	2012	2011
Operating revenues:
Contract drilling	$489,482	$377,358
Pressure pumping	241,722	179,659
Oil and natural gas	14,717	10,387

Total operating revenues	745,921	567,404

Operating costs and expenses:
Contract drilling	282,649	218,699
Pressure pumping	166,857	118,575
Oil and natural gas	2,730	1,997
Depreciation, depletion, amortization and impairment	122,953	96,215
Selling, general and administrative	13,868	15,975
Net gain on asset disposals	(2,400)	(1,604)
Provision for bad debts	1,600	—

Total operating costs and expenses	588,257	449,857

Operating income	157,664	117,547

Other income (expense):
Interest income	54	43
Interest expense	(4,582)	(3,889)
Other	55	119

Total other expense	(4,473)	(3,727)

Income from continuing operations before income taxes	153,191	113,820

Income tax expense:
Current	7,510	3,582
Deferred	48,407	38,619

Total income tax expense	55,917	42,201

Income from continuing operations	97,274	71,619
Loss from discontinued operations, net of income taxes	—	(367)

Net income	$97,274	$71,252

Basic income (loss) per common share:
Income from continuing operations	$0.62	$0.46
Loss from discontinued operations, net of income taxes	$0.00	$0.00
Net income	$0.62	$0.46
Diluted income (loss) per common share:
Income from continuing operations	$0.62	$0.46
Loss from discontinued operations, net of income taxes	$0.00	$0.00
Net income	$0.62	$0.46
Weighted average number of common shares outstanding:
Basic	154,625	153,122

Diluted	155,401	154,653

Cash dividends per common share	$0.05	$0.05

The accompanying notes are an integral part of these unaudited consolidated financial statements.

PATTERSON-UTI ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited, in thousands)

	Three Months Ended March 31,
	2012	2011
Net Income	$97,274	$71,252
Other comprehensive income, net of taxes of $0 and $0, respectively:
Foreign currency translation adjustment	2,554	2,698

Total comprehensive income	$99,828	$73,950

The accompanying notes are an integral part of these unaudited consolidated financial statements.

PATTERSON-UTI ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(unaudited, in thousands)

			Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total
	Common Stock
	Number of Shares	Amount
Balance, December 31, 2011	183,295	$1,833	$840,731	$2,279,367	$19,459	$(624,759)	$2,516,631
Net income	—	—	—	97,274	—	—	97,274
Foreign currency translation adjustment	—	—	—	—	2,554	—	2,554
Issuance of restricted stock	12	—	—	—	—	—	—
Forfeitures of restricted stock	(5)	—	—	—	—	—	—
Exercise of stock options	14	—	195	—	—	—	195
Stock-based compensation	—	—	5,458	—	—	—	5,458
Tax benefit related to stock-based compensation	—	—	166	—	—	—	166
Payment of cash dividends	—	—	—	(7,788)	—	—	(7,788)
Purchase of treasury stock	—	—	—	—	—	(15)	(15)

Balance, March 31, 2012	183,316	$1,833	$846,550	$2,368,853	$22,013	$(624,774)	$2,614,475

The accompanying notes are an integral part of these unaudited consolidated financial statements.

PATTERSON-UTI ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Three Months Ended March 31,
	2012	2011
Cash flows from operating activities:
Net income	$97,274	$71,252
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion, amortization and impairment	122,953	96,215
Provision for bad debts	1,600	—
Dry holes and abandonments	56	48
Deferred income tax expense	48,407	38,619
Stock-based compensation expense	5,458	4,307
Net gain on asset disposals	(2,400)	(1,604)
Changes in operating assets and liabilities:
Accounts receivable	(38,109)	(48,152)
Income taxes receivable/payable	5,807	2,332
Inventory and other assets	5,332	1,205
Accounts payable	30,418	14,053
Accrued expenses	(12,234)	(5,349)
Other liabilities	(897)	520
Net cash used in operating activities of discontinued operations	—	(339)

Net cash provided by operating activities	263,665	173,107

Cash flows from investing activities:
Purchase of property and equipment	(263,403)	(182,552)
Proceeds from disposal of assets	4,651	1,954
Net cash provided by investing activities of discontinued operations	—	25,500

Net cash used in investing activities	(258,752)	(155,098)

Cash flows from financing activities:
Purchase of treasury stock	(15)	(20)
Dividends paid	(7,788)	(7,708)
Tax benefit related to stock-based compensation	166	335
Repayment of other long-term debt	(2,500)	(1,250)
Proceeds from borrowing under revolving credit facility	54,500	—
Repayment of borrowing under revolving credit facility	(56,000)	—
Proceeds from exercise of stock options	195	399

Net cash used in financing activities	(11,442)	(8,244)

Effect of foreign exchange rate changes on cash	408	293

Net increase (decrease) in cash and cash equivalents	(6,121)	10,058
Cash and cash equivalents at beginning of period	23,946	27,612

Cash and cash equivalents at end of period	$17,825	$37,670

Supplemental disclosure of cash flow information:
Net cash paid during the period for:
Interest, net of capitalized interest of $1,968 in 2012 and $2,043 in 2011	$(364)	$(1,687)
Income taxes	$(1,390)	$(179)
Supplemental investing and financing information:
Net increase in payables for purchase of property and equipment	$2,553	$17,221
Net (increase) decrease in deposits on equipment purchases	$1,900	$(20,503)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

PATTERSON-UTI ENERGY, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Consolidation and Presentation

The unaudited interim consolidated financial statements include the accounts of Patterson-UTI Energy, Inc. (the “Company”) and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. Except for wholly-owned subsidiaries, the Company has no controlling financial interests in any entity which would require consolidation.

The unaudited interim consolidated financial statements have been prepared by management of the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations, although the Company believes the disclosures included either on the face of the financial statements or herein are sufficient to make the information presented not misleading. In the opinion of management, all adjustments which are of a normal recurring nature considered necessary for a fair statement of the information in conformity with accounting principles generally accepted in the United States of America have been included. The Unaudited Consolidated Balance Sheet as of December 31, 2011, as presented herein, was derived from the audited consolidated balance sheet of the Company, but does not include all disclosures required by accounting principles generally accepted in the United States of America. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011. The results of operations for the three months ended March 31, 2012 are not necessarily indicative of the results to be expected for the full year.

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

The following table presents information necessary to calculate income from continuing operations per share, loss from discontinued operations per share and net income per share for the three months ended March 31, 2012 and 2011 as well as potentially dilutive securities excluded from the weighted average number of diluted common shares outstanding, as their inclusion would have been anti-dilutive (in thousands, except per share amounts):

	Three Months Ended March 31,
	2012	2011
BASIC EPS:
Income from continuing operations	$97,274	$71,619
Adjust for income attributed to holders of non-vested restricted stock	(742)	(501)

Income from continuing operations attributed to common stockholders	$96,532	$71,118

Loss from discontinued operations, net	$—	$(367)
Adjust for loss attributed to holders of non-vested restricted stock	—	3

Loss from discontinued operations attributed to common stockholders	$—	$(364)

Weighted average number of common shares outstanding, excluding non-vested shares of restricted stock	154,625	153,122

Basic income from continuing operations per common share	$0.62	$0.46
Basic loss from discontinued operations per common share	$0.00	$0.00
Basic net income per common share	$0.62	$0.46
DILUTED EPS:
Income from continuing operations attributed to common stockholders	$96,532	$71,118
Add incremental earnings related to potential common shares	—	4

Adjusted income from continuing operations attributed to common stockholders	$96,532	$71,122

Weighted average number of common shares outstanding, excluding non-vested shares of restricted stock	154,625	153,122
Add dilutive effect of potential common shares	776	1,531

Weighted average number of diluted common shares outstanding	155,401	154,653

Diluted income from continuing operations per common share	$0.62	$0.46
Diluted loss from discontinued operations per common share	$0.00	$0.00
Diluted net income per common share	$0.62	$0.46
Potentially dilutive securities excluded as anti-dilutive	3,229	725

2.	Discontinued Operations

On January 27, 2011, the stock of the Company’s electric wireline subsidiary, Universal Wireline, Inc., was sold in a cash transaction for $25.5 million. Except for inventory, the working capital of Universal Wireline, Inc. was excluded from the sale and retained by a subsidiary of the Company. Universal Wireline, Inc. was formed in 2010 to acquire the electric wireline business of Key Energy Services, Inc. The results of operations of this business have been presented as results of discontinued operations in these consolidated financial statements. Upon being classified as held for sale, the carrying value of the assets to be disposed of were reduced to fair value less estimated costs to sell resulting in a charge of $2.2 million in 2010. Due to the fact that the carrying value of the assets had been adjusted to net realizable value during 2010, no significant additional gain or loss was recognized in connection with the sale in 2011.

Summarized operating results from discontinued operations for the three months ended March 31, 2012, and 2011 are shown below (in thousands):

	Three Months Ended March 31,
	2012	2011
Electric wireline revenues	$—	$1,104
Loss before income taxes	$—	$(576)
Income tax benefit	—	209

Loss from discontinued operations, net of income tax	$—	$(367)

3.	Stock-based Compensation

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

Stock Options. The Company estimates the grant date fair values of stock options using the Black-Scholes-Merton valuation model. Volatility assumptions are based on the historic volatility of the Company’s common stock over the most recent period equal to the expected term of the options as of the date the options are granted. The expected term assumptions are based on the Company’s experience with respect to employee stock option activity. Dividend yield assumptions are based on the expected dividends at the time the options are granted. The risk-free interest rate assumptions are determined by reference to United States Treasury yields. Weighted-average assumptions used to estimate the grant date fair values for stock options granted in the three month periods ended March 31, 2012 and 2011 follow:

	Three Months Ended March 31,
	2012	2011
Volatility	48.72%	47.43%
Expected term (in years)	5.00	5.00
Dividend yield	1.00%	0.93%
Risk-free interest rate	0.83%	2.01%

Stock option activity from January 1, 2012 to March 31, 2012 follows:

	Underlying Shares	Weighted Average Exercise Price
Outstanding at January 1, 2012	7,081,295	$20.73
Granted	40,000	$19.98
Exercised	(13,300)	$14.64

Outstanding at March 31, 2012	7,107,995	$20.74

Exercisable at March 31, 2012	6,279,644	$20.52

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

Restricted stock activity from January 1, 2012 to March 31, 2012 follows:

	Shares	Weighted Average Grant Date Fair Value
Non-vested restricted stock outstanding at January 1, 2012	1,213,799	$24.13
Granted	12,000	$19.98
Vested	(59,459)	$15.49
Forfeited	(5,136)	$23.70

Non-vested restricted stock outstanding at March 31, 2012	1,161,204	$24.53

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

Restricted stock unit activity from January 1, 2012 to March 31, 2012 follows:

	Shares	Weighted Average Grant Date Fair Value
Non-vested restricted stock units outstanding at January 1, 2012	17,501	$23.47
Granted	—	$—
Vested	—	$—
Forfeited	—	$—

Non-vested restricted stock units outstanding at March 31, 2012	17,501	$23.47

Performance Unit Awards. In 2009, the Company granted cash-settled performance unit awards to certain executive officers (the “2009 Performance Units”). The 2009 Performance Units provided for those executive officers to receive a cash payment upon the achievement of certain performance goals established by the Compensation Committee during a specified period. The performance period for the 2009 Performance Units was the period from April 1, 2009 through March 31, 2012. The performance goals for the 2009 Performance Units were tied to the Company’s total shareholder return for the performance period as compared to total shareholder return for a peer group determined by the Compensation Committee of the Board of Directors. These goals were considered to be market conditions under the relevant accounting standards and the market conditions were factored into the determination of the fair value of the performance units. Generally, the recipients would receive a base payment if the Company’s total shareholder return was positive and, when compared to the peer group, was at or above the 25th percentile but less than the 50th percentile, two times the base if at or above the 50th percentile but less than the 75th percentile, and four times the base if at the 75th percentile or higher. The total base amount with respect to the 2009 Performance Units was approximately $1.7 million. Because the 2009 Performance Units were settled in cash at the end of the performance period, they were accounted for as liability awards and the Company’s pro-rated obligation was measured at estimated fair value at the end of each reporting period using a Monte Carlo simulation model. At March 31, 2012, the performance period ended and the Company’s total shareholder return was at the 46th percentile. The resulting cash payments totaling $1.7 million were paid in April 2012 and are included in the caption “accrued expenses” in the liabilities section of the consolidated balance sheet at March 31, 2012. A compensation benefit associated with the 2009 Performance Units of approximately $1.9 million was recognized for the three months ended March 31, 2012 and compensation expense associated with the 2009 Performance Units of approximately $1.2 million was recognized for the three months ended March 31, 2011.

In 2010 and 2011, the Company granted stock-settled performance unit awards to certain executive officers (the “2010 Performance Units” and the “2011 Performance Units”, respectively). The 2010 Performance Units and the 2011 Performance Units provide for those executive officers to receive a grant of shares of stock upon the achievement of certain performance goals established by the Compensation Committee during a specified period. The performance period for the 2010 Performance Units is the period from April 1, 2010 through March 31, 2013, but can extend through March 31, 2015 in certain circumstances. The performance period for the 2011 Performance Units is the period from April 1, 2011 through March 31, 2014, but can extend through March 31, 2016 in certain circumstances. The performance goals for the 2010 Performance Units and the 2011 Performance Units are tied to the Company’s total shareholder return for the performance period as compared to total shareholder return for a peer group determined by the Compensation Committee. These goals are considered to be market conditions under the relevant accounting standards and the market conditions were factored into the determination of the fair value of the performance units. Generally, the recipients will receive a base number of shares if the Company’s total shareholder return is positive and, when compared to the peer group, is at the 25th percentile, two times the base if at the 50th percentile, and four times the base if at the 75th percentile or higher. The grant of shares when achievement is between the 25th and 75th percentile will be determined on a pro-rata basis. The total base number of shares with respect to the 2010 Performance Units is 89,375 shares and the total base number of shares with respect to the 2011 Performance Units is 72,188 shares. Because the 2010 Performance Units and 2011 Performance Units are stock-settled awards, they are accounted for as equity awards and measured at fair value on the date of grant using a Monte Carlo simulation model. The fair value of the 2010 Performance Units as of the date of grant was approximately $3.1 million and the fair value of the 2011 Performance Units as of the date of grant was approximately $5.6 million. These amounts are charged to expense on a straight-line basis over the performance period. Compensation expense associated with the 2010 Performance Units was approximately $260,000 for the three months ended March 31, 2012 and 2011, respectively. Compensation expense associated with the 2011 Performance Units was approximately $464,000 for the three months ended March 31, 2012.

4.	Property and Equipment

Property and equipment consisted of the following at March 31, 2012 and December 31, 2011 (in thousands):

	March 31, 2012	December 31, 2011
Equipment	$4,899,102	$4,730,925
Oil and natural gas properties	137,548	131,812
Buildings	64,426	64,090
Land	11,467	11,467

	5,112,543	4,938,294
Less accumulated depreciation and depletion	(1,804,280)	(1,771,028)

Property and equipment, net	$3,308,263	$3,167,266

5.	Business Segments

The Company’s revenues, operating profits and identifiable assets are primarily attributable to three business segments: (i) contract drilling of oil and natural gas wells, (ii) pressure pumping services and (iii) the investment, on a working interest basis, in oil and natural gas properties. Each of these segments represents a distinct type of business. These segments have separate management teams which report to the Company’s chief operating decision maker. The results of operations in these segments are regularly reviewed by the chief operating decision maker for purposes of determining resource allocation and assessing performance. As discussed in Note 2, included in discontinued operations for the three months ended March 31, 2011 are the operating results for an electric wireline business that was acquired on October 1, 2010 and sold in January 2011. Separate financial data for each of our business segments is provided in the table below (in thousands):

	Three Months Ended March 31,
	2012	2011
Revenues:
Contract drilling	$490,703	$378,025
Pressure pumping	241,722	179,659
Oil and natural gas	14,717	10,387

Total segment revenues	747,142	568,071
Elimination of intercompany revenues (a)	(1,221)	(667)

Total revenues	$745,921	$567,404

Income before income taxes:
Contract drilling	$111,771	$80,519
Pressure pumping	46,787	41,378
Oil and natural gas	7,518	4,818

	166,076	126,715
Corporate and other	(10,812)	(10,772)
Net gain on asset disposals (b)	2,400	1,604
Interest income	54	43
Interest expense	(4,582)	(3,889)
Other	55	119

Income from continuing operations before income taxes	$153,191	$113,820

	March 31, 2012	December 31, 2011
Identifiable assets:
Contract drilling	$3,384,088	$3,252,116
Pressure pumping	789,213	748,643
Oil and natural gas	48,118	44,990
Corporate and other (c)	142,413	176,152

Total assets	$4,363,832	$4,221,901

(a)	Consists of contract drilling intercompany revenues for drilling services provided to the oil and natural gas exploration and production segment.
(b)	Net gains or losses associated with the disposal of assets relate to corporate strategy decisions of the executive management group. Accordingly, the related gains or losses have been separately presented and excluded from the results of specific segments.
(c)	Corporate and other assets primarily include cash on hand, income taxes receivable and certain deferred tax assets.

6.	Goodwill and Intangible Assets

Goodwill — Goodwill by operating segment as of March 31, 2012 and changes for the three months then ended are as follows (in thousands):

	Contract Drilling	Pressure Pumping	Total
Balance December 31, 2011	$86,234	$67,575	$153,809
Changes to goodwill	—	—	—

Balance March 31, 2012	$86,234	$67,575	$153,809

There were no accumulated impairment losses as of March 31, 2012 or December 31, 2011.

Goodwill is evaluated at least annually on December 31 to determine if the fair value of recorded goodwill has decreased below its carrying value. For purposes of impairment testing, goodwill is evaluated at the reporting unit level. The Company’s reporting units for impairment testing have been determined to be its operating segments. Goodwill impairment is measured using a two-step impairment test. The first step is to compare the fair value of an entity’s reporting units to the respective carrying value of those reporting units. If the carrying value of a reporting unit exceeds its fair value the second step of the impairment test is performed whereby the fair value of the reporting unit is allocated to its identifiable tangible and intangible assets and liabilities with any remaining fair value representing the fair value of goodwill. If the resulting fair value of goodwill is less than the carrying value of goodwill, an impairment loss would be recognized in the amount of the shortfall.

Intangible Assets — Intangible assets were recorded in the pressure pumping operating segment in connection with the fourth quarter 2010 acquisition of the assets of a pressure pumping business. As a result of the purchase price allocation, the Company recorded intangible assets related to a non-compete agreement and the customer relationships acquired. These intangible assets were recorded at fair value on the date of acquisition.

The non-compete agreement has a term of three years from October 1, 2010. The value of this agreement was estimated using a with and without scenario where cash flows were projected through the term of the agreement assuming the agreement is in place and compared to cash flows assuming the non-compete agreement was not in place. The intangible asset associated with the non-compete agreement is being amortized on a straight-line basis over the three-year term of the agreement. Amortization expense of $117,000 was recorded in the three months ended March 31, 2012 and 2011 associated with the non-compete agreement.

The value of the customer relationships was estimated using a multi-period excess earnings model to determine the present value of the projected cash flows associated with the customers in place at the time of the acquisition and taking into account a contributory asset charge. The resulting intangible asset is being amortized on a straight-line basis over seven years. Amortization expense of $911,000 was recorded in the three months ended March 31, 2012 and 2011 associated with customer relationships.

The following table presents the gross carrying amount and accumulated amortization of intangible assets as of March 31, 2012 (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Non-compete agreement	$1,400	$(700)	$700
Customer relationships	25,500	(5,463)	20,037

Total intangible assets	$26,900	$(6,163)	$20,737

7.	Accrued Expenses

Accrued expenses consisted of the following at March 31, 2012 and December 31, 2011 (in thousands):

	March 31, 2012	December 31, 2011
Salaries, wages, payroll taxes and benefits	$38,601	$58,692
Workers’ compensation liability	65,778	66,121
Property, sales, use and other taxes	12,591	11,850
Insurance, other than workers’ compensation	7,988	6,012
Accrued interest payable	8,429	4,937
Deferred revenue—current	6,944	7,229
2009 Performance Unit Awards	1,719	3,640
Other	10,392	6,148

	$152,442	$164,629

Deferred revenue was recorded in the fourth quarter of 2010 in the purchase price allocation associated with the Company’s acquisition of a pressure pumping business. The deferred revenue relates to out-of-market pricing agreements that were in place at the acquired business at the time of the acquisition. The deferred revenue will be recognized as pressure pumping revenue over the remaining term of the pricing agreements. Deferred revenue of approximately $1.8 million and $2.9 million was recognized in the three months ended March 31, 2012 and 2011, respectively, related to these pricing agreements.

8.	Asset Retirement Obligation

The Company records a liability for the estimated costs to be incurred in connection with the abandonment of oil and natural gas properties in the future. This liability is included in the caption “other” in the liabilities section of the consolidated balance sheet. The following table describes the changes to the Company’s asset retirement obligations during the three months ended March 31, 2012 and 2011 (in thousands):

	Three Months Ended March 31,
	2012	2011
Balance at beginning of year	$3,455	$3,063
Liabilities incurred	106	65
Liabilities settled	(68)	(15)
Accretion expense	37	35
Revision in estimated costs of plugging oil and natural gas wells	550	(2)

Asset retirement obligation at end of period	$4,080	$3,146

9.	Long Term Debt

Credit Facilities — On August 19, 2010, the Company entered into a Credit Agreement (the “Credit Agreement”) with Wells Fargo Bank, N.A., as administrative agent, letter of credit issuer, swing line lender and lender, and each of the other letter of credit issuer and lender parties thereto. The Credit Agreement is a committed senior unsecured credit facility that includes a revolving credit facility and a term loan facility.

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

Loans under the Credit Agreement bear interest by reference, at the Company’s election, to the LIBOR rate or base rate. The applicable margin on LIBOR rate loans varies from 2.75% to 3.75% and the applicable margin on base rate loans varies from 1.75% to 2.75%, in each case determined based upon the Company’s debt to capitalization ratio. As of December 31, 2011, the applicable margin on LIBOR rate loans was 2.75% and the applicable margin on base rate loans was 1.75%. A letter of credit fee is payable by the Company equal to the applicable margin for LIBOR rate loans times the daily amount available to be drawn under outstanding letters of credit. The commitment fee payable to the lenders for the unused portion of the revolving credit facility varies from 0.50% to 0.75% based upon the Company’s debt to capitalization ratio and was 0.50% as of March 31, 2012.

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

The Credit Agreement contains customary representations, warranties, indemnities and affirmative and negative covenants. The Credit Agreement also requires compliance with two financial covenants. The Company must not permit its debt to capitalization ratio to exceed 45% at any time. The Credit Agreement generally defines the debt to capitalization ratio as the ratio of (a) total borrowed money indebtedness to (b) the sum of such indebtedness plus consolidated net worth, with consolidated net worth determined as of the last day of the most recently ended fiscal quarter. The Company also must not permit the interest coverage ratio as of the last day of a fiscal quarter to be less than 3.00 to 1.00. The Credit Agreement generally defines the interest coverage ratio as the ratio of earnings before interest, taxes, depreciation and amortization (“EBITDA”) of the four prior fiscal quarters to interest charges for the same period. The Company was in compliance with these covenants at March 31, 2012.

As of March 31, 2012, the Company had $90.0 million principal amount outstanding under the term loan facility at an interest rate of 3.00% and approximately $109 million principal amount outstanding under the revolving credit facility at a weighted average interest rate of 3.28%. The carrying value of the balances outstanding under the term loan facility and the revolving credit facility approximate fair value due to the frequency at which the interest rate resets. The Company had $40.6 million in letters of credit outstanding at March 31, 2012 and, as a result, had available borrowing capacity of approximately $251 million at that date.

Senior Notes — On October 5, 2010, the Company completed the issuance and sale of $300 million in aggregate principal amount of its 4.97% Series A Senior Notes due October 5, 2020 (the “Notes”) in a private placement. The fair value of the Notes at March 31, 2012 was approximately $323 million based on discounted cash flows associated with the Notes using current market rates of interest. The Notes are senior unsecured obligations of the Company which rank equally in right of payment with all other unsubordinated indebtedness of the Company. The Notes are guaranteed on a senior unsecured basis by each of the existing domestic subsidiaries of the Company other than immaterial subsidiaries.

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

The note purchase agreement requires compliance with two financial covenants. The Company must not permit its debt to capitalization ratio to exceed 50% at any time. The note purchase agreement generally defines the debt to capitalization ratio as the ratio of (a) total borrowed money indebtedness to (b) the sum of such indebtedness plus consolidated net worth, with consolidated net worth determined as of the last day of the most recently ended fiscal quarter. The Company also must not permit the interest coverage ratio as of the last day of a fiscal quarter to be less than 2.50 to 1.00. The note purchase agreement generally defines the interest coverage ratio as the ratio for the four prior quarters of EBITDA to interest charges for that same period. The Company was in compliance with these covenants at March 31, 2012.

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

The Company incurred approximately $10.8 million in debt issuance costs during 2010 in connection with the Credit Agreement and the Senior Notes discussed above. These costs were deferred and will be recognized as interest expense over the term of the underlying debt. Interest expense related to the amortization of debt issuance costs for the Credit Agreement and the Senior Notes was approximately $604,000 for the three months ended March 31, 2012 and 2011.

Presented below is a schedule of the principal repayment requirements of long-term debt by fiscal year as of March 31, 2012 (in thousands):

Year ending December 31,
2012	$7,500
2013	121,000
2014	70,000
2015	—
2016	—
Thereafter	300,000

Total	$498,500

10.	Commitments, Contingencies and Other Matters

As of March 31, 2012, the Company maintained letters of credit in the aggregate amount of $40.6 million for the benefit of various insurance companies as collateral for retrospective premiums and retained losses which could become payable under the terms of the underlying insurance contracts. These letters of credit expire annually at various times during the year and are typically renewed. As of March 31, 2012, no amounts had been drawn under the letters of credit.

As of March 31, 2012, the Company had commitments to purchase approximately $338 million of major equipment for its drilling and pressure pumping businesses.

The Company’s pressure pumping business has entered into agreements to purchase minimum quantities of proppants from certain vendors. These agreements expire in 2013 and 2016. As of March 31, 2012, the remaining obligation under these agreements is approximately $37.4 million, of which materials with a total purchase price of approximately $8.4 million are expected to be delivered during the last three quarters of 2012. In the event that the required minimum quantities are not purchased during any contract year, the Company would be required to make a liquidated damages payment to the respective vendor for any shortfall.

In November of 2011, the Company’s pressure pumping business entered into an agreement with a proppant vendor to advance up to $12.0 million to such vendor to finance the construction of certain processing facilities. This advance is secured by the underlying processing facilities and bears interest at an annual rate of 5.0%. Repayment of the advance is to be made through discounts applied to purchases from the vendor and repayment of all amounts advanced must be made no later than October 1, 2017. As of March 31, 2012, advances of approximately $5.1 million had been made under this agreement and repayments of approximately $145,000 had been received resulting in a balance outstanding of approximately $4.9 million.

The Company is party to various legal proceedings arising in the normal course of its business. The Company does not believe that the outcome of these proceedings, either individually or in the aggregate, will have a material adverse effect on its financial condition, results of operations or cash flows.

11.	Stockholders’ Equity

Cash Dividends — The Company paid cash dividends during the three months ended March 31, 2011 and 2012 as follows:

	Per Share	Total
		(in thousands)
2011:
Paid on March 30, 2011	$0.05	$7,708

	Per Share	Total
		(in thousands)
2012:
Paid on March 30, 2012	$0.05	$7,788

On April 25, 2012, the Company’s Board of Directors approved a cash dividend on its common stock in the amount of $0.05 per share to be paid on June 29, 2012 to holders of record as of June 15, 2012. The amount and timing of all future dividend payments, if any, is subject to the discretion of the Board of Directors and will depend upon business conditions, results of operations, financial condition, terms of the Company’s credit facilities and other factors.

On August 1, 2007, the Company’s Board of Directors approved a stock buyback program authorizing purchases of up to $250 million of the Company’s common stock in open market or privately negotiated transactions. No shares were purchased during the three months ended March 31, 2012 under the program. As of March 31, 2012, the Company is authorized to purchase approximately $113 million of the Company’s outstanding common stock under the program. Shares purchased under the program are accounted for as treasury stock.

The Company purchased 683 shares of treasury stock from employees during the three months ended March 31, 2012. These shares were purchased at fair market value upon the vesting of restricted stock to provide the employees with the funds necessary to satisfy payroll tax withholding obligations. The total purchase price for these shares was approximately $15,000. These purchases were made pursuant to the terms of the Patterson-UTI Energy, Inc. 2005 Long-Term Incentive Plan and not pursuant to the stock buyback program.

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

As a result of the above conversion, the Company’s Canadian assets are no longer subject to United States taxation, provided that the related unremitted earnings are permanently reinvested in Canada. Effective January 1, 2010, the Company has elected to permanently reinvest these unremitted earnings in Canada, and intends to do so for the foreseeable future. As a result, no deferred United States federal or state income taxes have been provided on such unremitted foreign earnings, which totaled approximately $27.0 million as of March 31, 2012.

13.	Fair Values of Financial Instruments

The carrying values of cash and cash equivalents, trade receivables and accounts payable approximate fair value due to the short-term maturity of these items. These fair value estimates are considered Level 1 fair value estimates in the fair value hierarchy of fair value accounting.

The estimated fair value of the Company’s outstanding debt balances (including current portion) as of March 31, 2012 and December 31, 2011 is set forth below (in thousands):

	March 31, 2012		December 31, 2011
	Carrying Value	Fair Value	Carrying Value	Fair Value
Borrowings under Credit Agreement:
Revolving credit facility	$108,500	$108,500	$110,000	$110,000
Term loan facility	90,000	90,000	92,500	92,500
Senior Notes	300,000	322,849	300,000	315,942

Total debt	$498,500	$521,349	$502,500	$518,442

The carrying value of the balance outstanding under the term loan facility and revolving credit facility approximates fair value as both facilities have a floating interest rate. The fair value of the 4.97% Series A Senior Notes at March 31, 2012 and December 31, 2011 was measured based on discounted cash flows associated with the Senior Notes using current market rates of interest at those respective dates. The current market rates used in measuring this fair value were 3.91% at March 31, 2012 and 4.07% at December 31, 2011. These fair value estimates are based on observable market inputs and are considered Level 2 fair value estimates in the fair value hierarchy of fair value accounting.

14.	Recently Issued Accounting Standards

In September 2011, the Financial Accounting Standards Board (“FASB”) issued an accounting standard update that simplifies how entities test goodwill for impairment. This update permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. Previous guidance required an entity to test goodwill for impairment, on at least an annual basis, by comparing the fair value of a reporting unit with its carrying amount. If the fair value of a reporting unit is less than its carrying amount, then the second step of the test must be performed to measure the amount of the impairment loss, if any. Under the amendments in this update, an entity is not required to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that its fair value is less than its carrying amount. This update is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted if an entity’s financial statements for the most recent annual or interim period have not yet been issued. The Company elected to early adopt this accounting standard update as of December 31, 2011 and such early adoption did not have a material impact to the Company.

In June 2011, the FASB issued an accounting standard update that requires that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In the two-statement approach, the first statement should present total net income and its components followed consecutively by a second statement that should present total other comprehensive income, the components of other comprehensive income, and the total of comprehensive income. Historically, these components of other comprehensive income and total comprehensive income have been presented in the statement of changes in stockholders’ equity by many companies, including the Company. This requirement is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, and will be effective for the Company in the quarter ending March 31, 2012. The adoption of this update has resulted in the addition of a new consolidated statement of comprehensive income being added to the Company’s consolidated financial statements beginning with the quarter ended March 31, 2012.

In May 2011, the FASB issued an accounting standard update to improve the comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with United States GAAP and International Financial Reporting Standards. The amendments in this update do not require additional fair value measurements, but provide additional guidance as to measuring fair value as well as certain additional disclosure requirements. The requirements in this update are effective during interim and annual periods beginning after December 15, 2011 and became effective for the Company in the quarter ending March 31, 2012. The adoption of this update did not have a material impact on the Company’s disclosures included in its consolidated financial statements.

15.	Subsequent Event

On April 23, 2012, the Company sold its flowback operations to a subsidiary of TETRA Technologies, Inc. in a cash transaction. The sale price was $42.5 million and a subsidiary of the Company retained the associated financial working capital of approximately $5 million. The Company expects to report a pretax gain of approximately $20 million in the second quarter of 2012 as a result of this transaction.

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

Forward-looking statements are not guarantees of future performance and a variety of factors could cause actual results to differ materially from the anticipated or expected results expressed in or suggested by these forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, global economic conditions, volatility in customer spending and in oil and natural gas prices that could adversely affect demand for our services and their associated effect on day rates, utilization, margins and planned capital expenditures, excess availability of land drilling rigs and pressure pumping equipment, including as a result of reactivation or construction, adverse industry conditions, adverse credit and equity market conditions, difficulty in integrating acquisitions, shortages of labor, equipment, supplies and materials, weather, loss of key customers, liabilities from operations for which we do not have and receive full indemnification or insurance, governmental regulation and ability to retain management and field personnel. Refer to “Risk Factors” contained in Part 1 of our Annual Report on Form 10-K for the year ended December 31, 2011 for a more complete discussion of these and other factors that might affect our performance and financial results. You are cautioned not to place undue reliance on any of our forward-looking statements. These forward-looking statements are intended to relay our expectations about the future, and speak only as of the date they are made. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, changes in internal estimates or otherwise, except as required by law.

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

As of March 31, 2012, we had a drilling fleet that consisted of approximately 330 marketable land-based drilling rigs. Although there continued to be uncertainty with respect to the global economic environment and a decrease in natural gas prices, activity in our drilling business continued to increase during the first quarter of 2012. In the first quarter of 2012, our average number of rigs operating increased to 237, including 224 in the United States and 13 in Canada, as compared to an average of 207 drilling rigs operating, including 192 rigs in the United States and 15 rigs in Canada during the same period in 2011.

While conventional wells remain an important source of natural gas and oil, this increased activity results, in part, from our addressing our customers’ needs for drilling wells in the newer horizontal shale and other unconventional resource plays by expanding our areas of operation and improving the capabilities of our drilling fleet during the last several years. As of March 31, 2012, we have completed 96 new APEX™ rigs and made performance and safety improvements to existing high capacity rigs. We expect to complete 24 new APEX™ rigs in 2012. In connection with the newer horizontal shale and other unconventional resource plays, we have added equipment to perform service intensive fracturing jobs. As of March 31, 2012, we have added approximately 500,000 hydraulic horsepower to our pressure pumping fleet since the end of 2009, and we had a total of approximately 660,000 hydraulic horsepower in our pressure pumping fleet at March 31, 2012. High oil prices are expected to result in increased drilling and pressure pumping activity in the oil and liquids rich areas, although unusually low natural gas prices and the addition of new pressure pumping equipment to the marketplace could lead to an excess supply of pressure pumping equipment in the oil and liquids rich areas.

We maintain a backlog of commitments for contract drilling revenues under term contracts, which we define as contracts with a fixed term of one year or more. Our backlog as of March 31, 2012 was approximately $1.7 billion. We expect approximately $753 million of our backlog to be realized in the remainder of 2012. We calculate our backlog by multiplying the day rate under our term drilling contracts by the number of days remaining under the contract. The calculation does not include any revenues related to other fees such as for mobilization, demobilization and customer reimbursables, nor does it include potential reductions in rates during periods in which the rig is moving, on standby or incurring maintenance and repair time in excess of what is permitted under the drilling contract. In addition, generally our long-term drilling contracts are subject to termination by the customer on short notice and provide for the payment of an early termination payment to us in the event that the contract is terminated by the customer.

For the three months ended March 31, 2012 and 2011, our operating revenues from continuing operations consisted of the following (dollars in thousands):

	Three Months Ended March 31,
	2012		2011
Contract drilling	$489,482	66%	$377,358	66%
Pressure pumping	241,722	32	179,659	32
Oil and natural gas	14,717	2	10,387	2

	$745,921	100%	$567,404	100%

Generally, the profitability of our business is impacted most by two primary factors in our contract drilling segment: our average number of rigs operating and our average revenue per operating day. During the first quarter of 2012, our average number of rigs operating was 237 compared to 207 in the first quarter of 2011. Our average revenue per operating day was $22,650 in the first quarter of 2012 compared to $20,240 in the first quarter of 2011. Additionally, our pressure pumping segment experienced an increase in large multi-stage fracturing jobs in the first quarter of 2012 compared to the first quarter of 2011. We had consolidated net income of $97.3 million for the first quarter of 2012 compared to consolidated net income of $71.3 million for the first quarter of 2011. The increase in consolidated net income was primarily due to our contract drilling segment experiencing an increase in the average number of rigs operating and an increase in the average revenue per operating day as well as greater activity, pricing and size of our pressure pumping business.

Our revenues, profitability and cash flows are highly dependent upon prevailing prices for oil and natural gas. During periods of improved commodity prices, the capital spending budgets of oil and natural gas operators tend to expand, which generally results in increased demand for our services. Conversely, in periods when these commodity prices deteriorate, the demand for our services generally weakens and we experience downward pressure on pricing for our services. After reaching a peak in June 2008, there was a significant extended decline in oil and natural gas prices and a substantial deterioration in the global economic environment. As part of this deterioration, there was substantial uncertainty in the capital markets and access to financing was reduced. Due to these conditions, our customers reduced or curtailed their drilling programs, which resulted in a decrease in demand for our services, as evidenced by the decline in our monthly average number of rigs operating from a high of 283 in October 2008 to a low of 60 in June 2009. Our monthly average number of rigs operating has subsequently increased from the mid-year low of 60 in 2009 to 232 in March 2012 and our profitability has improved.

We are highly impacted by competition, the availability of excess equipment, labor issues and various other factors that could materially adversely affect our business, financial condition, cash flows and results of operations. Please see “Risk Factors” included in Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

We believe that our liquidity as of March 31, 2012, which includes approximately $322 million in working capital and approximately $251 million available under our $400 million revolving credit facility, together with cash expected to be generated from operations, should provide us with sufficient ability to fund our current plans to build new equipment, make improvements to our existing equipment, service our debt and pay cash dividends. If we pursue opportunities for growth that require capital, we believe we would be able to satisfy these needs through a combination of working capital, cash flows from operating activities, borrowing capacity under our revolving credit facility or additional debt or equity financing. However, there can be no assurance that such capital will be available on reasonable terms, if at all.

Commitments and Contingencies — As of March 31, 2012, we maintained letters of credit in the aggregate amount of $40.6 million for the benefit of various insurance companies as collateral for retrospective premiums and retained losses which could become payable under the terms of the underlying insurance contracts. These letters of credit expire annually at various times during the year and are typically renewed. As of March 31, 2012, no amounts had been drawn under the letters of credit.

As of March 31, 2012, we had commitments to purchase approximately $338 million of major equipment for our drilling and pressure pumping businesses.

Our pressure pumping business has entered into agreements to purchase minimum quantities of proppants from certain vendors. These agreements expire in 2013 and 2016. As of March 31, 2012, the remaining obligation under these agreements is approximately $37.4 million, of which materials with a total purchase price of approximately $8.4 million are expected to be delivered during 2012. In the event that the required minimum quantities are not purchased during any contract year, we could be required to make a liquidated damages payment to the respective vendor for any shortfall.

In November 2011, our pressure pumping business entered into an agreement with a proppant vendor to advance up to $12.0 million to such vendor to finance its construction of certain processing facilities. This advance is secured by the underlying processing facilities and other assets and bears interest at an annual rate of 5.0%. Repayment of the advance is to be made through discounts applied to purchases from the vendor and repayment of all amounts advanced must be made no later than October 1, 2017. As of March 31, 2012, advances of approximately $5.1 million had been made under this agreement and repayments of approximately $145,000 had been received resulting in a balance outstanding of approximately $4.9 million.

Trading and Investing — We have not engaged in trading activities that include high-risk securities, such as derivatives and non-exchange traded contracts. We invest cash primarily in highly liquid, short-term investments such as overnight deposits and money market accounts.

Description of Business — We conduct our contract drilling operations primarily in Texas, New Mexico, Oklahoma, Kansas, Arkansas, Louisiana, Mississippi, Colorado, Utah, Wyoming, Montana, North Dakota, Pennsylvania, West Virginia, Ohio and western Canada. As of March 31, 2012, we had approximately 330 marketable land-based drilling rigs. We provide pressure pumping services to oil and natural gas operators primarily in Texas and the Appalachian Basin. Pressure pumping services are primarily well stimulation and cementing for completion of new wells and remedial work on existing wells. We also own and invest in oil and natural gas assets as a non-operating working interest owner. Our oil and natural gas working interests are located primarily in Texas and New Mexico.

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

Construction of new technology drilling rigs increased in recent years. The addition of new technology drilling rigs to the market, combined with a reduction in the drilling of vertical wells, has resulted in excess capacity of conventional drilling rigs. Similarly, the substantial recent increase in unconventional resource plays has led to higher demand for pressure pumping services and there has been a significant increase in the construction of new pressure pumping equipment. The addition of new pressure pumping equipment, any general decline in demand for pressure pumping services and the movement of pressure pumping equipment from one region to another, including as a result of low oil or natural gas prices, could result in there being substantially more pressure pumping equipment available than necessary to meet demand. As a result of low natural gas prices and the construction of new equipment, there is currently an excess of pressure pumping equipment available. In circumstances of excess capacity, providers of pressure pumping services will have difficulty sustaining profit margins and may sustain losses during downturn periods. We cannot predict either the future level of demand for our contract drilling or pressure pumping services or future conditions in the oil and natural gas contract drilling or pressure pumping businesses.

Critical Accounting Policies

In addition to established accounting policies, our consolidated financial statements are impacted by certain estimates and assumptions made by management. No changes in our critical accounting policies have occurred since the filing of our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

Liquidity and Capital Resources

As of March 31, 2012, we had working capital of $322 million, including cash and cash equivalents of $17.8 million compared to working capital of $346 million and cash and cash equivalents of $23.9 million at December 31, 2011.

During the three months ended March 31, 2012, our sources of cash flow included:

•	$264 million from operating activities,

•	$4.7 million in proceeds from the disposal of property and equipment, and

•	$361,000 from the exercise of stock options and related tax benefits associated with stock-based compensation.

During the three months ended March 31, 2012, we used $7.8 million to pay dividends on our common stock, $4.0 million to repay long-term debt (including a net repayment of our revolving credit facility of $1.5 million) and $263 million:

•	to build new drilling rigs and pressure pumping equipment,

•	to make capital expenditures for the betterment and refurbishment of our drilling rigs and pressure pumping equipment,

•	to acquire and procure equipment and facilities to support our drilling and pressure pumping operations, and

•	to fund investments in oil and natural gas properties on a working interest basis.

We paid cash dividends during the three months ended March 31, 2012 as follows:

	Per Share	Total
		(in thousands)
Paid on March 30, 2012	$0.05	$7,788

On April 25, 2012, our Board of Directors approved a cash dividend on our common stock in the amount of $0.05 per share to be paid on June 29, 2012 to holders of record as of June 15, 2012. The amount and timing of all future dividend payments, if any, is subject to the discretion of the Board of Directors and will depend upon business conditions, results of operations, financial condition, terms of our credit facilities and other factors.

On August 1, 2007, our Board of Directors approved a stock buyback program, authorizing purchases of up to $250 million of our common stock in open market or privately negotiated transactions. During the three months ended March 31, 2012, we did not purchase any shares of our common stock under the program. As of March 31, 2012, we are authorized to purchase approximately $113 million of our outstanding common stock under the program.

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

Loans under the Credit Agreement bear interest by reference, at our election, to the LIBOR rate or base rate. The applicable margin on LIBOR rate loans varies from 2.75% to 3.75% and the applicable margin on base rate loans varies from 1.75% to 2.75%, in each case determined based upon our debt to capitalization ratio. As of March 31, 2012, the applicable margin on LIBOR rate loans was 2.75% and the applicable margin on base rate loans was 1.75%. A letter of credit fee is payable by us equal to the applicable margin for LIBOR rate loans times the daily amount available to be drawn under outstanding letters of credit. The commitment fee payable to the lenders for the unused portion of the revolving credit facility varies from 0.50% to 0.75% based upon our debt to capitalization ratio and was 0.50% as of March 31, 2012.

The Credit Agreement contains customary representations, warranties, indemnities and affirmative and negative covenants. The Credit Agreement also requires compliance with two financial covenants. We must not permit our debt to capitalization ratio to exceed 45% at any time. The Credit Agreement generally defines the debt to capitalization ratio as the ratio of (a) total borrowed money indebtedness to (b) the sum of such indebtedness plus consolidated net worth, with consolidated net worth determined as of the last day of the most recently ended fiscal quarter. We also must not permit the interest coverage ratio as of the last day of a fiscal quarter to be less than 3.00 to 1.00. The Credit Agreement generally defines the interest coverage ratio as the ratio of EBITDA of the four prior fiscal quarters to interest charges for the same period. We were in compliance with these financial covenants as of March 31, 2012. We do not expect that the restrictions and covenants will impair, in any material respect, our ability to operate or react to opportunities that might arise.

As of March 31, 2012, we had $90.0 million principal amount outstanding under the term loan facility at an interest rate of 3.00% and had approximately $109 million principal amount outstanding under the revolving credit facility at a weighted-average interest rate of 3.28%. We had $40.6 million in letters of credit outstanding at March 31, 2012 and, as a result, we had available borrowing capacity under the revolving credit facility of approximately $251 million at that date.

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

The note purchase agreement requires compliance with two financial covenants. We must not permit our debt to capitalization ratio to exceed 50% at any time. The note purchase agreement generally defines the debt to capitalization ratio as the ratio of (a) total borrowed money indebtedness to (b) the sum of such indebtedness plus consolidated net worth, with consolidated net worth determined as of the last day of the most recently ended fiscal quarter. We also must not permit the interest coverage ratio as of the last day of a fiscal quarter to be less than 2.50 to 1.00. The note purchase agreement generally defines the interest coverage ratio as the ratio for the four prior quarters of EBITDA to interest charges for the same period. We were in compliance with these financial covenants as of March 31, 2012. We do not expect that the restrictions and covenants will impair, in any material respect, our ability to operate or react to opportunities that might arise.

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

We believe that our liquidity as of March 31, 2012, which includes approximately $322 million in working capital and approximately $251 million available under our $400 million revolving credit facility, together with cash expected to be generated from operations, should provide us with sufficient ability to fund our current plans to build new equipment, make improvements to our existing equipment, service our debt and pay cash dividends. If we pursue opportunities for growth that require capital, we believe we would be able to satisfy these needs through a combination of working capital, cash flows from operating activities, borrowing capacity under our revolving credit facility or additional debt or equity financing. However, there can be no assurance that such capital will be available on reasonable terms, if at all.

Results of Operations

The following tables summarize operations by business segment for the three months ended March 31, 2012 and 2011:

Contract Drilling	2012	2011	% Change
	(Dollars in thousands)
Revenues	$489,482	$377,358	29.7%
Direct operating costs	$282,649	$218,699	29.2%
Selling, general and administrative	$1,336	$1,285	4.0%
Depreciation and impairment	$93,726	$76,855	22.0%
Operating income	$111,771	$80,519	38.8%
Operating days	21,610	18,646	15.9%
Average revenue per operating day	$22.65	$20.24	11.9%
Average direct operating costs per operating day	$13.08	$11.73	11.5%
Average rigs operating	237	207	14.5%
Capital expenditures	$200,607	$135,249	48.3%

Revenues and direct operating costs increased in 2012 compared to 2011 as a result of an increase in the number of operating days and increases in average revenue and direct operating costs per operating day. Average revenue per operating day increased in 2012 primarily due to increases in contractual dayrates. Average direct operating costs per operating day increased in 2012 due primarily to higher labor and related costs. The increase in operating days was largely due to increased demand resulting from higher oil prices. Capital expenditures were incurred in 2012 and 2011 to build new drilling rigs, to modify and upgrade our drilling rigs and to acquire additional related equipment such as top drives, drill pipe, drill collars, engines, fluid circulating systems, rig hoisting systems and safety enhancement equipment. Depreciation expense increased as a result of capital expenditures.

Pressure Pumping	2012	2011	% Change
	(Dollars in thousands)
Revenues	$241,722	$179,659	34.5%
Direct operating costs	$166,857	$118,575	40.7%
Selling, general and administrative	$4,275	$4,339	(1.5)%
Depreciation and amortization	$23,803	$15,367	54.9%
Operating income	$46,787	$41,378	13.1%
Fracturing jobs	330	385	(14.3)%
Other jobs	1,659	1,445	14.8%
Total jobs	1,989	1,830	8.7%
Average revenue per fracturing job	$625.98	$400.84	56.2%
Average revenue per other job	$21.19	$17.53	20.9%
Average revenue per total job	$121.53	$98.17	23.8%
Average direct operating costs per total job	$83.89	$64.80	29.5%
Capital expenditures	$54,574	$41,181	32.5%

Our customers have increased their activities in the development of unconventional reservoirs resulting in an increase in larger multi-stage fracturing jobs associated therewith. We have added additional equipment through construction and acquisition to meet this demand and expand our area of operations. As a result, we have experienced an increase in the number of these larger multi-stage fracturing jobs as a proportion of the total fracturing jobs we performed. Average revenue per fracturing job increased as a result of this increase in the number of larger multi-stage fracturing jobs in 2012 as compared to 2011, as well as increased pricing. Average revenue per other job increased as a result of increased pricing for the services provided and a change in job mix. Average direct operating costs per total job increased primarily as a result of the increase in the number of larger multi-stage fracturing jobs. Significant capital expenditures have been incurred in recent years to add capacity in our pressure pumping segment. The increase in depreciation and amortization expense in 2012 was a result of our recent capital expenditures.

Oil and Natural Gas Production and Exploration	2012	2011	% Change
	(Dollars in thousands)
Revenues — Oil	$13,813	$9,087	52.0%
Revenues — Natural gas and liquids	$904	$1,300	(30.5)%
Revenues — Total	$14,717	$10,387	41.7%
Direct operating costs	$2,730	$1,997	36.7%
Depletion and impairment	$4,469	$3,572	25.1%
Operating income	$7,518	$4,818	56.0%
Capital expenditures	$7,429	$4,668	59.1%

Total revenues increased as a result of increased production and higher prices for oil. Oil production increased primarily due to the addition of new wells. Depletion and impairment expense in 2012 includes approximately $292,000 of oil and natural gas property impairments compared to approximately $667,000 of oil and natural gas property impairments in 2011. Depletion expense increased approximately $1.3 million in 2012 compared to 2011 primarily due to increased oil production.

Corporate and Other	2012	2011	% Change
	(Dollars in thousands)
Selling, general and administrative	$8,257	$10,351	(20.2)%
Depreciation	$955	$421	126.8%
Net gain on asset disposals	$2,400	$1,604	49.6%
Provision for bad debts	$1,600	$—	N/A
Interest income	$54	$43	25.6%
Interest expense	$4,582	$3,889	17.8%
Other income	$55	$119	(53.8)%
Capital expenditures	$793	$1,454	(45.5)%

Selling, general and administrative expense decreased in 2012 primarily as a result of decreased personnel costs related to the final determination of payouts under the 2009 Performance Units upon the completion of the performance period. Gains and losses on the disposal of assets are treated as part of our corporate activities because such transactions relate to corporate strategy decisions of our executive management group. A provision for bad debts was recognized in 2012 with respect to accounts receivable balances that are estimated to be uncollectible. Interest expense increased in 2012 due to interest charges on borrowings under our revolving credit facility.

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

As a result of the above conversion, our Canadian assets are no longer directly subject to United States taxation, provided that the related unremitted earnings are permanently reinvested in Canada. Effective January 1, 2010, we have elected to permanently reinvest these unremitted earnings in Canada, and we intend to do so for the foreseeable future. As a result, no deferred United States federal or state income taxes have been provided on such unremitted foreign earnings, which totaled approximately $27.0 million as of March 31, 2012.

Recently Issued Accounting Standards

In September 2011, the Financial Accounting Standards Board (“FASB”) issued an accounting standard update that simplifies how entities test goodwill for impairment. This update permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. Previous guidance required an entity to test goodwill for impairment, on at least an annual basis, by comparing the fair value of a reporting unit with its carrying amount. If the fair value of a reporting unit is less than its carrying amount, then the second step of the test must be performed to measure the amount of the impairment loss, if any. Under the amendments in this update, an entity is not required to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that its fair value is less than its carrying amount. This update is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted if an entity’s financial statements for the most recent annual or interim period have not yet been issued. We elected to early adopt this accounting standard update as of December 31, 2011 and such early adoption did not have a material impact to us.

In June 2011, the FASB issued an accounting standard update that requires that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In the two-statement approach, the first statement should present total net income and its components followed consecutively by a second statement that should present total other comprehensive income, the components of other comprehensive income, and the total of comprehensive income. Historically, these components of other comprehensive income and total comprehensive income have been presented in the statement of changes in stockholders’ equity by many companies, including the Company. This requirement is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, and will be effective for us in the quarter ending March 31, 2012. The adoption of this update has resulted in the addition of a new consolidated statement of comprehensive income being added to our consolidated financial statements beginning with the quarter ended March 31, 2012.

In May 2011, the FASB issued an accounting standard update to improve the comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with United States GAAP and International Financial Reporting Standards. The amendments in this update do not require additional fair value measurements, but provide additional guidance as to measuring fair value as well as certain additional disclosure requirements. The requirements in this update are effective during interim and annual periods beginning after December 15, 2011 and became effective for us in the quarter ending March 31, 2012. The adoption of this update did not have a material impact on the disclosures included in our consolidated financial statements.

Volatility of Oil and Natural Gas Prices and its Impact on Operations and Financial Condition

Our revenue, profitability and cash flows are highly dependent upon prevailing prices for oil and natural gas and expectations about future prices. For many years, oil and natural gas prices and markets have been extremely volatile. Prices are affected by factors such as market supply and demand, international military, political and economic conditions, the ability of OPEC to set and maintain production and price targets, technical advances affecting energy consumption and the price and availability of alternative fuels. All of these factors are beyond our control. During the second quarter of 2008, the quarterly average market price of natural gas (Henry Hub spot price as reported by the United States Energy Information Administration) was $11.74 per Mcf and the quarterly average market price of oil (WTI spot price as reported by the Energy Information Administration) was $123.95 per barrel. In the last half of 2008, commodity prices rapidly declined and averaged $6.60 per Mcf for natural gas and $58.35 per barrel for oil in the fourth quarter of 2008. In 2009, the price of natural gas declined further and averaged $4.06 per Mcf for the year. These declines in the market price of natural gas and oil resulted in our customers significantly reducing their drilling activities beginning in the fourth quarter of 2008, and drilling activities remained low throughout 2009. Drilling activities increased in 2010 as did the prices for oil and natural gas. The increased drilling activity was largely attributed to increased development of unconventional oil and natural gas reservoirs and an improvement in the price of oil which averaged $79.40 per barrel in 2010. Drilling for oil and liquids rich targets continued to increase in 2011 as oil averaged $94.86 per barrel for the year. Natural gas prices decreased in 2011 to an average of $4.00 per Mcf. The 2011 decrease in natural gas prices was most significant in the fourth quarter where the average price dropped to $3.32 per Mcf and this decrease has continued into 2012 where natural gas prices fell below $3.00 per Mcf and averaged $2.45 per Mcf for the first quarter. Natural gas prices at the end of the first quarter of 2012 were below $2.00 per Mcf and have remained below $2.00 per Mcf through April 2012. The increase in drilling activity in oil rich basins has absorbed the decrease in demand for natural gas drilling activities in 2011 and 2012 and our total rig count has increased. Our average number of rigs operating remains well below the number of our available rigs. Construction of new land drilling rigs in the United States during the last ten years has significantly contributed to excess capacity. As a result of decreased drilling activity and excess capacity, our average number of rigs operating has declined from historic highs. We expect oil and natural gas prices to continue to be volatile and to affect our financial condition, operations and ability to access sources of capital. Low market prices for oil and natural gas would likely result in lower demand for our drilling rigs and pressure pumping services and could adversely affect our operating results, financial condition and cash flows. Even during periods of high prices for oil and natural gas, companies exploring for oil and natural gas may cancel or curtail programs, or reduce their levels of capital expenditures for exploration and production for a variety of reasons, which could reduce demand for our drilling and pressure pumping services.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

We currently have exposure to interest rate market risk associated with any borrowings that we have under our term credit facility or our revolving credit facility. Interest is paid on the outstanding principal amount of borrowings at a floating rate based on, at our election, LIBOR or a base rate. The margin on LIBOR loans ranges from 2.75% to 3.75% and the margin on base rate loans ranges from 1.75% to 2.75%, based on our debt to capitalization ratio. At March 31, 2012, the margin on LIBOR loans was 2.75% and the margin on base rate loans was 1.75%. As of March 31, 2012, we had approximately $109 million outstanding under our revolving credit facility at a weighted average interest rate of 3.28% and $90.0 million outstanding under our term credit facility at an interest rate of 3.00%. The interest rate on the borrowings outstanding under our credit facilities is variable and adjusts at each interest payment date based on our election of LIBOR or the base rate. A one percent increase in the interest rate on the borrowing outstanding under our revolving and term credit facilities as of March 31, 2012 would increase our annual cash interest expense by approximately $2.0 million.

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

Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of March 31, 2012.

Changes in Internal Control Over Financial Reporting — There were no changes in our internal control over financial reporting during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act.

PART II  — OTHER INFORMATION

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

The table below sets forth the information with respect to purchases of our common stock made by us during the quarter ended March 31, 2012.

Period Covered	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (in thousands)(1)
January 1-31, 2012 (2)	569	$21.09	—	$112,868
February 1-29, 2012 (2)	57	$18.76	—	$112,868
March 1-31, 2012 (2)	57	$17.55	—	$112,868

Total	683	$20.70	—	$112,868

(1)	On August 2, 2007, we announced that our Board of Directors approved a stock buyback program authorizing purchases of up to $250 million of our common stock in open market or privately negotiated transactions.

(2)	We purchased 569 shares in January, 57 shares in February and 57 shares in March from employees with respect to their tax withholding obligations with respect to the vesting of restricted shares. The price paid was the closing price of our common stock on the last business day prior to the date the shares vested. These purchases were made pursuant to the terms of the Patterson-UTI Energy, Inc. 2005 Long-Term Incentive Plan and not pursuant to the stock buyback program.

ITEM 6. Exhibits

The following exhibits are filed herewith or incorporated by reference, as indicated:

3.1	Restated Certificate of Incorporation, as amended (filed August 9, 2004 as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004 and incorporated herein by reference).

3.2	Amendment to Restated Certificate of Incorporation, as amended (filed August 9, 2004 as Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004 and incorporated herein by reference).

3.3	Second Amended and Restated Bylaws (filed August 6, 2007 as Exhibit 3.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2007 and incorporated herein by reference).

10.1	Employment Agreement, effective as of January 1, 2012, by and between Patterson-UTI Drilling Company LLC and James M. Holcomb (filed February 10, 2012 as Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 and incorporated herein by reference).

10.2	Term Sheet for Douglas J. Wall dated March 14, 2012 (filed March 16, 2012 as Exhibit 99.2 to the Company’s Current Report on Form 8-K and incorporated herein by reference).

10.3	Form of Offer Letter to William Andrew Hendricks, Jr. dated March 14, 2012 (filed March 16, 2012 as Exhibit 99.3 to the Company’s Current Report on Form 8-K and incorporated herein by reference).

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	The following materials from Patterson-UTI Energy, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statement of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.

*	filed herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PATTERSON-UTI ENERGY, INC.

By:	/S/ GREGORY W. PIPKIN
Gregory W. Pipkin
Chief Accounting Officer and Assistant Secretary
(Principal Accounting Officer and Duly Authorized Officer)

DATE: April 30, 2012