Form 10-Q
period 2012-09-30
PATTERSON UTI ENERGY INC
filed 2012-10-30
CIK 889900

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

or

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

149,353,022 shares of common stock, $0.01 par value, as of October 26, 2012

PATTERSON-UTI ENERGY, INC. AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION

ITEM 1. Financial Statements

The following unaudited consolidated financial statements include all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented.

PATTERSON-UTI ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(unaudited, in thousands, except share data)

	September 30, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$83,473	$23,946
Accounts receivable, net of allowance for doubtful accounts of $4,614 and $4,887 at September 30, 2012 and December 31, 2011, respectively	470,786	518,109
Federal and state income taxes receivable	764	—
Inventory	25,709	31,306
Deferred tax assets, net	71,288	142,725
Other	43,215	48,864

Total current assets	695,235	764,950
Property and equipment, net	3,522,904	3,167,266
Goodwill and intangible assets	172,491	175,573
Deposits on equipment purchases	54,781	99,543
Other	24,564	14,569

Total assets	$4,469,975	$4,221,901

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$215,516	$241,610
Federal and state income taxes payable	—	2,473
Accrued expenses	156,679	164,629
Current portion of long-term debt	—	10,000

Total current liabilities	372,195	418,712
Borrowings under revolving credit facility	—	110,000
Other long-term debt	600,000	382,500
Deferred tax liabilities, net	846,926	786,632
Other	6,686	7,426

Total liabilities	1,825,807	1,705,270

Commitments and contingencies (see Note 10)
Stockholders’ equity:
Preferred stock, par value $.01; authorized 1,000,000 shares, no shares issued	—	—
Common stock, par value $.01; authorized 300,000,000 shares with 184,021,577 and 183,295,350 issued and 149,320,434 and 155,807,779 outstanding at September 30, 2012 and December 31, 2011, respectively	1,840	1,833
Additional paid-in capital	856,981	840,731
Retained earnings	2,497,029	2,279,367
Accumulated other comprehensive income	23,263	19,459
Treasury stock, at cost, 34,701,143 shares and 27,487,571 shares at September 30, 2012 and December 31, 2011, respectively	(734,945)	(624,759)

Total stockholders’ equity	2,644,168	2,516,631

Total liabilities and stockholders’ equity	$4,469,975	$4,221,901

The accompanying notes are an integral part of these unaudited consolidated financial statements.

PATTERSON-UTI ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited, in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Operating revenues:
Contract drilling	$446,735	$436,827	$1,396,466	$1,200,664
Pressure pumping	181,963	225,164	629,858	604,954
Oil and natural gas	14,933	11,837	44,340	35,678

Total operating revenues	643,631	673,828	2,070,664	1,841,296

Operating costs and expenses:
Contract drilling	265,542	264,418	820,911	701,871
Pressure pumping	129,139	149,577	434,047	397,018
Oil and natural gas	2,704	2,306	8,017	6,406
Depreciation, depletion, amortization and impairment	142,393	110,713	393,823	309,677
Selling, general and administrative	17,222	15,957	47,809	48,681
Net gain on asset disposals	(1,963)	(1,437)	(32,695)	(4,058)
Provision for bad debts	—	—	1,600	—

Total operating costs and expenses	555,037	541,534	1,673,512	1,459,595

Operating income	88,594	132,294	397,152	381,701

Other income (expense):
Interest income	149	47	382	135
Interest expense	(7,207)	(3,835)	(16,840)	(11,238)
Other	624	375	535	572

Total other expense	(6,434)	(3,413)	(15,923)	(10,531)

Income from continuing operations before income taxes	82,160	128,881	381,229	371,170

Income tax expense:
Current	2,199	6,795	8,880	25,826
Deferred	29,155	40,158	131,731	110,159

Total income tax expense	31,354	46,953	140,611	135,985

Income from continuing operations	50,806	81,928	240,618	235,185
Loss from discontinued operations, net of income taxes	—	—	—	(367)

Net income	$50,806	$81,928	$240,618	$234,818

Basic income (loss) per common share:
Income from continuing operations	$0.34	$0.53	$1.56	$1.52
Loss from discontinued operations, net of income taxes	$0.00	$0.00	$0.00	$0.00
Net income	$0.34	$0.53	$1.56	$1.52
Diluted income (loss) per common share:
Income from continuing operations	$0.33	$0.53	$1.56	$1.50
Loss from discontinued operations, net of income taxes	$0.00	$0.00	$0.00	$0.00
Net income	$0.33	$0.53	$1.56	$1.50
Weighted average number of common shares outstanding:
Basic	149,846	152,617	152,570	153,661

Diluted	150,522	154,120	153,066	155,369

Cash dividends per common share	$0.05	$0.05	$0.15	$0.15

The accompanying notes are an integral part of these unaudited consolidated financial statements.

PATTERSON-UTI ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited, in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net income	$50,806	$81,928	$240,618	$234,818
Other comprehensive income, net of taxes of $0 for all periods:
Foreign currency translation adjustment	4,416	(5,620)	3,804	(3,460)

Total comprehensive income	$55,222	$76,308	$244,422	$231,358

The accompanying notes are an integral part of these unaudited consolidated financial statements.

PATTERSON-UTI ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(unaudited, in thousands)

					Accumulated
	Common Stock		Additional		Other
	Number of		Paid-in	Retained	Comprehensive	Treasury
	Shares	Amount	Capital	Earnings	Income	Stock	Total
Balance, December 31, 2011	183,295	$1,833	$840,731	$2,279,367	$19,459	$(624,759)	$2,516,631
Net income	—	—	—	240,618	—	—	240,618
Foreign currency translation adjustment	—	—	—	—	3,804	—	3,804
Issuance of restricted stock	792	8	(8)	—	—	—	—
Vesting of stock unit awards	8	—	—	—	—	—	—
Forfeitures of restricted stock	(90)	(1)	1	—	—	—	—
Forfeitures of stock unit awards	(1)	—	—	—	—	—	—
Exercise of stock options	18	—	260	—	—	—	260
Stock-based compensation		—	17,203	—	—	—	17,203
Tax expense related to stock-based compensation	—	—	(1,206)	—	—	—	(1,206)
Payment of cash dividends	—	—	—	(22,956)	—	—	(22,956)
Purchase of treasury stock	—	—	—	—	—	(110,186)	(110,186)

Balance, September 30, 2012	184,022	$1,840	$856,981	$2,497,029	$23,263	$(734,945)	$2,644,168

The accompanying notes are an integral part of these unaudited consolidated financial statements.

PATTERSON-UTI ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Nine Months Ended September 30,
	2012	2011
Cash flows from operating activities:
Net income	$240,618	$234,818
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion, amortization and impairment	393,823	309,677
Provision for bad debts	1,600	—
Dry holes and abandonments	117	221
Deferred income tax expense	131,731	110,159
Stock-based compensation expense	17,203	15,366
Tax expense related to stock-based compensation	(1,206)	—
Net gain on asset disposals	(32,695)	(4,058)
Changes in operating assets and liabilities:
Accounts receivable	47,489	(133,371)
Income taxes receivable/payable	(3,315)	76,018
Inventory and other assets	8,857	(10,625)
Accounts payable	(13,102)	58,020
Accrued expenses	(8,030)	6,460
Other liabilities	(740)	(6,449)
Net cash used in operating activities of discontinued operations	—	(339)

Net cash provided by operating activities	782,350	655,897

Cash flows from investing activities:
Purchases of property and equipment	(744,348)	(711,436)
Proceeds from disposal of assets	63,695	9,054
Net cash provided by investing activities of discontinued operations	—	25,500

Net cash used in investing activities	(680,653)	(676,882)

Cash flows from financing activities:
Purchases of treasury stock	(110,186)	(4,219)
Dividends paid	(22,956)	(23,257)
Tax benefit related to stock-based compensation	—	5,838
Proceeds from senior notes	300,000	—
Proceeds from borrowing under revolving credit facility	123,400	15,800
Repayment of borrowing under revolving credit facility	(233,400)	—
Repayment of other long-term debt	(92,500)	(3,750)
Debt issuance costs	(7,531)	—
Proceeds from exercise of stock options	260	14,040

Net cash provided by (used in) financing activities	(42,913)	4,452

Effect of foreign exchange rate changes on cash	743	(434)

Net increase in cash and cash equivalents	59,527	(16,967)
Cash and cash equivalents at beginning of period	23,946	27,612

Cash and cash equivalents at end of period	$83,473	$10,645

Supplemental disclosure of cash flow information:
Net cash (paid) received during the period for:
Interest, net of capitalized interest of $6,391 in 2012 and $6,575 in 2011	$(7,408)	$(5,695)
Income taxes	$(8,120)	$60,033

Supplemental investing and financing information:
Net increase (decrease) in payables for purchases of property and equipment	$(13,288)	$48,106
Net (increase) decrease in deposits on equipment purchases	$44,762	$(29,848)

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

The unaudited interim consolidated financial statements have been prepared by management of the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations, although the Company believes the disclosures included either on the face of the financial statements or herein are sufficient to make the information presented not misleading. In the opinion of management, all adjustments which are of a normal recurring nature considered necessary for a fair statement of the information in conformity with accounting principles generally accepted in the United States of America have been included. The Unaudited Consolidated Balance Sheet as of December 31, 2011, as presented herein, was derived from the audited consolidated balance sheet of the Company, but does not include all disclosures required by accounting principles generally accepted in the United States of America. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011. The results of operations for the three and nine months ended September 30, 2012 are not necessarily indicative of the results to be expected for the full year.

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

The following table presents information necessary to calculate income from continuing operations per share, loss from discontinued operations per share and net income per share for the three and nine months ended September 30, 2012 and 2011 as well as potentially dilutive securities excluded from the weighted average number of diluted common shares outstanding, as their inclusion would have been anti-dilutive (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
BASIC EPS:
Income from continuing operations	$50,806	$81,928	$240,618	$235,185
Adjust for income attributed to holders of non-vested restricted stock	(462)	(705)	(2,040)	(1,841)

Income from continuing operations attributed to common stockholders	$50,344	$81,223	$238,578	$233,344

Loss from discontinued operations, net	$—	$—	$—	$(367)
Adjust for loss attributed to holders of non-vested restricted stock	—	—	—	3

Loss from discontinued operations attributed to common stockholders	$—	$—	$—	$(364)

Weighted average number of common shares outstanding, excluding non-vested shares of restricted stock	149,846	152,617	152,570	153,661

Basic income from continuing operations per common share	$0.34	$0.53	$1.56	$1.52
Basic loss from discontinued operations per common share	$0.00	$0.00	$0.00	$0.00
Basic net income per common share	$0.34	$0.53	$1.56	$1.52

DILUTED EPS:
Income from continuing operations attributed to common stockholders	$50,344	$81,223	$238,578	$233,344
Add incremental earnings related to potential common shares	—	6	—	—

Adjusted income from continuing operations attributed to common stockholders	$50,344	$81,229	$238,578	$233,344

Weighted average number of common shares outstanding, excluding non-vested shares of restricted stock	149,846	152,617	152,570	153,661
Add dilutive effect of potential common shares	676	1,503	496	1,708

Weighted average number of diluted common shares outstanding	150,522	154,120	153,066	155,369

Diluted income from continuing operations per common share	$0.33	$0.53	$1.56	$1.50
Diluted loss from discontinued operations per common share	$0.00	$0.00	$0.00	$0.00
Diluted net income per common share	$0.33	$0.53	$1.56	$1.50

Potentially dilutive securities excluded as anti-dilutive	5,538	410	5,498	1,707

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

Summarized operating results from discontinued operations for the three and nine months ended September 30, 2012, and 2011 are shown below (in thousands):

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

Stock Options. The Company estimates the grant date fair values of stock options using the Black-Scholes-Merton valuation model. Volatility assumptions are based on the historic volatility of the Company’s common stock over the most recent period equal to the expected term of the options as of the date the options are granted. The expected term assumptions are based on the Company’s experience with respect to employee stock option activity. Dividend yield assumptions are based on the expected dividends at the time the options are granted. The risk-free interest rate assumptions are determined by reference to United States Treasury yields. Weighted-average assumptions used to estimate the grant date fair values for stock options granted in the three and nine month periods ended September 30, 2012 and 2011 follow:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Volatility	47.57%	NA	48.83%	45.97%
Expected term (in years)	5.00	NA	5.00	5.00
Dividend yield	1.16%	NA	1.21%	0.67%
Risk-free interest rate	0.72%	NA	0.88%	2.34%

Stock option activity from January 1, 2012 to September 30, 2012 follows:

	Underlying Shares	Weighted Average Exercise Price
Outstanding at January 1, 2012	7,081,295	$20.73
Granted	790,000	$16.54
Exercised	(17,800)	$14.64

Outstanding at September 30, 2012	7,853,495	$20.33

Exercisable at September 30, 2012	6,669,491	$20.61

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

Restricted stock activity from January 1, 2012 to September 30, 2012 follows:

	Shares	Weighted Average Grant Date Fair Value
Non-vested restricted stock outstanding at January 1, 2012	1,213,799	$24.13
Granted	791,650	$15.61
Vested	(568,679)	$22.21
Forfeited	(90,052)	$21.19

Non-vested restricted stock outstanding at September 30, 2012	1,346,718	$20.12

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

Restricted stock unit activity from January 1, 2012 to September 30, 2012 follows:

	Shares	Weighted Average Grant Date Fair Value
Non-vested restricted stock units outstanding at January 1, 2012	17,501	$23.47
Granted	9,000	$14.91
Vested	(7,830)	$21.08
Forfeited	(1,001)	$25.02

Non-vested restricted stock units outstanding at September 30, 2012	17,670	$20.08

Performance Unit Awards. In 2009, the Company granted cash-settled performance unit awards to certain executive officers (the “2009 Performance Units”). The 2009 Performance Units provided for those executive officers to receive a cash payment upon the achievement of certain performance goals established by the Compensation Committee during a specified period. The performance period for the 2009 Performance Units was the period from April 1, 2009 through March 31, 2012. The performance goals for the 2009 Performance Units were tied to the Company’s total shareholder return for the performance period as compared to total shareholder return for a peer group determined by the Compensation Committee. These goals were considered to be market conditions under the relevant accounting standards and the market conditions were factored into the determination of the fair value of the performance units. Generally, the recipients would receive a target payment if the Company’s total shareholder return was positive and, when compared to the peer group, was at or above the 50th percentile but less than the 75th percentile and two times the target if at the 75th percentile or higher. If the Company’s total shareholder return was positive, and, when compared to the peer group, was at or above the 25th percentile but less than the 50th percentile, the recipients would only receive one-half of the target payment. The total target amount with respect to the 2009 Performance Units was approximately $3.4 million. Because the 2009 Performance Units were settled in cash at the end of the performance period, they were accounted for as liability awards and the Company’s pro-rated obligation was measured at estimated fair value at the end of each reporting period using a Monte Carlo simulation model. The performance period ended on March 31, 2012 and the Company’s total shareholder return was at the 46th percentile. The resulting cash payments totaling $1.7 million were paid in April 2012. For the 2009 Performance Units, no compensation expense was recognized for the three month period ended September 30, 2012, and a compensation benefit of approximately $1.9 million was recognized for the nine months ended September 30, 2012. No compensation expense was recognized for the three month period ended September 30, 2011 and approximately $2.2 million in compensation expense was recognized for the nine month period ended September 30, 2011.

In 2010, 2011 and 2012, the Company granted stock-settled performance unit awards to certain executive officers (the “Stock-Settled Performance Units”). The Stock-Settled Performance Units provide for the recipients to receive a grant of shares of stock upon the achievement of certain performance goals established by the Compensation Committee during the performance period. The performance period for the Stock-Settled Performance Units is the three year period commencing on April 1 of the year of grant, but can extend for an additional two years in certain circumstances. The performance goals for the Stock-Settled Performance Units are tied to the Company’s total shareholder return for the performance period as compared to total shareholder return for a peer group determined by the Compensation Committee. These goals are considered to be market conditions under the relevant accounting standards and the market conditions were factored into the determination of the fair value of the performance units. Generally, the recipients will receive a target number of shares if the Company’s total shareholder return is positive and, when compared to the peer group, is at the 50th percentile and two times the target if at the 75th percentile or higher. If the Company’s total shareholder return is positive, and, when compared to the peer group, is at the 25th percentile, the recipients will only receive one-half of the target number of shares. The grant of shares when achievement is between the 25th and 75th percentile will be determined on a pro-rata basis. The total target number of shares with respect to the Stock-Settled Performance Units is set forth below:

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

These fair value amounts are charged to expense on a straight-line basis over the performance period. Compensation expense associated with the Stock-Settled Performance Units is shown below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Stock-based compensation expense associated with Stock-Settled Performance Units	$979	$724	$2,682	$1,707

4. Property and Equipment

Property and equipment consisted of the following at September 30, 2012 and December 31, 2011 (in thousands):

	September 30, 2012	December 31, 2011
Equipment	$5,228,179	$4,730,925
Oil and natural gas properties	151,074	131,812
Buildings	62,894	64,090
Land	10,266	11,467

	5,452,413	4,938,294

Less accumulated depreciation and depletion	(1,929,509)	(1,771,028)

Property and equipment, net	$3,522,904	$3,167,266

During the nine months ended September 30, 2012 and 2011, in connection with its ongoing planning process, the Company evaluated its then-current fleet of marketable drilling rigs and identified 36 and 22 rigs, respectively, that it determined would no longer be marketed as rigs. The components comprising these rigs were evaluated, and those components with continuing utility to the Company’s other marketed rigs were transferred to other rigs or yards to be used as spare equipment. The remaining components of these rigs were impaired and estimated to have no salvage value. During the nine months ended September 30, 2012, the Company also evaluated its fleet of marketable pressure pumping equipment and identified approximately 37,000 horsepower of pressure pumping equipment that will be retired. The identified pressure pumping equipment was impaired and estimated to have no salvage value. The net book value of the impaired assets of $12.5 million in 2012 and $4.3 million in 2011 was expensed in the Company’s consolidated statements of operations as an impairment charge.

On April 23, 2012, the Company sold its flowback operations to a subsidiary of TETRA Technologies, Inc. in a cash transaction. The sale price was $42.5 million, and the Company recognized a gain of approximately $22.6 million in the second quarter of 2012 as a result of this transaction.

5. Business Segments

The Company’s revenues, operating profits and identifiable assets are primarily attributable to three business segments: (i) contract drilling of oil and natural gas wells, (ii) pressure pumping services and (iii) the investment, on a working interest basis, in oil and natural gas properties. Each of these segments represents a distinct type of business. These segments have separate management teams which report to the Company’s chief operating decision maker. The results of operations in these segments are regularly reviewed by the chief operating decision maker for purposes of determining resource allocation and assessing performance. As discussed in Note 2, included in discontinued operations for the nine months ended September 30, 2011 are the operating results for an electric wireline business that was acquired on October 1, 2010 and sold in January 2011. Separate financial data for each of our business segments is provided in the table below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenues:
Contract drilling	$447,636	$437,723	$1,400,137	$1,203,370
Pressure pumping	181,963	225,164	629,858	604,954
Oil and natural gas	14,933	11,837	44,340	35,678

Total segment revenues	644,532	674,724	2,074,335	1,844,002
Elimination of intercompany revenues (a)	(901)	(896)	(3,671)	(2,706)

Total revenues	$643,631	$673,828	$2,070,664	$1,841,296

Income before income taxes:
Contract drilling	$77,967	$85,708	$280,274	$251,362
Pressure pumping	15,009	50,426	98,642	142,144
Oil and natural gas	5,435	4,754	20,177	16,701

	98,411	140,888	399,093	410,207
Corporate and other	(11,780)	(10,031)	(34,636)	(32,564)
Net gain on asset disposals (b)	1,963	1,437	32,695	4,058
Interest income	149	47	382	135
Interest expense	(7,207)	(3,835)	(16,840)	(11,238)
Other income	624	375	535	572

Income from continuing operations before income taxes	$82,160	$128,881	$381,229	$371,170

	September 30, 2012	December 31, 2011
Identifiable assets:
Contract drilling	$3,481,979	$3,252,116
Pressure pumping	754,010	748,643
Oil and natural gas	52,303	44,990
Corporate and other (c)	181,683	176,152

Total assets	$4,469,975	$4,221,901

(a)	Consists of contract drilling intercompany revenues for drilling services provided to the oil and natural gas exploration and production segment.
(b)	Net gains or losses associated with the disposal of assets relate to corporate strategy decisions of the executive management group. Accordingly, the related gains or losses have been separately presented and excluded from the results of specific segments.
(c)	Corporate and other assets primarily include cash and cash equivalents, income taxes receivable and certain deferred tax assets.

6. Goodwill and Intangible Assets

Goodwill — Goodwill by operating segment as of September 30, 2012 and changes for the nine months then ended are as follows (in thousands):

	Contract Drilling	Pressure Pumping	Total
Balance December 31, 2011	$86,234	$67,575	$153,809
Changes to goodwill	—	—	—

Balance September 30, 2012	$86,234	$67,575	$153,809

There were no accumulated impairment losses as of September 30, 2012 or December 31, 2011.

Goodwill is evaluated at least annually on December 31, or when circumstances require, to determine if the fair value of recorded goodwill has decreased below its carrying value. For purposes of impairment testing, goodwill is evaluated at the reporting unit level. The Company’s reporting units for impairment testing have been determined to be its operating segments. The Company first determines whether it is more likely than not that the carrying value of goodwill is less than its fair value after considering qualitative, market and other factors. If so, then goodwill impairment is measured using a two-step impairment test. The first step is to compare the fair value of an entity’s reporting units to the respective carrying value of those reporting units. If the carrying value of a reporting unit exceeds its fair value the second step of the impairment test is performed whereby the fair value of the reporting unit is allocated to its identifiable tangible and intangible assets and liabilities with any remaining fair value representing the fair value of goodwill. If this resulting fair value of goodwill is less than the carrying value of goodwill, an impairment loss would be recognized in the amount of the shortfall.

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

The non-compete agreement has a term of three years from October 1, 2010. The value of this agreement was estimated using a with and without scenario where cash flows were projected through the term of the agreement assuming the agreement is in place and compared to cash flows assuming the non-compete agreement was not in place. The intangible asset associated with the non-compete agreement is being amortized on a straight-line basis over the three-year term of the agreement. Amortization expense of approximately $117,000 was recorded in the three months ended September 30, 2012 and 2011 and amortization expense of approximately $350,000 was recorded in the nine months ended September 30, 2012 and 2011 associated with the non-compete agreement.

The value of the customer relationships was estimated using a multi-period excess earnings model to determine the present value of the projected cash flows associated with the customers in place at the time of the acquisition and taking into account a contributory asset charge. The resulting intangible asset is being amortized on a straight-line basis over seven years. Amortization expense of approximately $911,000 was recorded in the three months ended September 30, 2012 and 2011 and amortization expense of approximately $2.7 million was recorded in the nine months ended September 30, 2012 and 2011 associated with customer relationships.

The following table presents the gross carrying amount and accumulated amortization of intangible assets as of September 30, 2012 (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Non-compete agreement	$1,400	$(933)	$467
Customer relationships	25,500	(7,285)	18,215

Total intangible assets	$26,900	$(8,218)	$18,682

7. Accrued Expenses

Accrued expenses consisted of the following at September 30, 2012 and December 31, 2011 (in thousands):

	September 30, 2012	December 31, 2011
Salaries, wages, payroll taxes and benefits	$43,713	$58,692
Workers’ compensation liability	66,636	66,121
Property, sales, use and other taxes	14,074	11,850
Insurance, other than workers’ compensation	8,022	6,012
Accrued interest payable	11,544	4,937
Deferred revenue—current	3,330	7,229
2009 Performance Unit Awards	—	3,640
Other	9,360	6,148

	$156,679	$164,629

Deferred revenue was recorded in the fourth quarter of 2010 in the purchase price allocation associated with the Company’s acquisition of a pressure pumping business. The deferred revenue relates to out-of-market pricing agreements that were in place at the acquired business at the time of the acquisition. The deferred revenue will be recognized as pressure pumping revenue over the remaining term of the pricing agreements. Deferred revenue of approximately $1.8 million and $5.4 million was recognized in the three and nine months ended September 30, 2012, respectively, related to these pricing agreements. Deferred revenue of approximately $1.8 million and $6.6 million was recognized in the three and nine months ended September 30, 2011, respectively, related to these pricing agreements.

8. Asset Retirement Obligation

The Company records a liability for the estimated costs to be incurred in connection with the abandonment of oil and natural gas properties in the future. This liability is included in the caption “other” in the liabilities section of the consolidated balance sheet. The following table describes the changes to the Company’s asset retirement obligations during the nine months ended September 30, 2012 and 2011 (in thousands):

	Nine Months Ended September 30,
	2012	2011
Balance at beginning of year	$3,455	$3,063
Liabilities incurred	288	223
Liabilities settled	(106)	(80)
Accretion expense	121	106
Revision in estimated costs of plugging oil and natural gas wells	536	(2)

Asset retirement obligation at end of period	$4,294	$3,310

9. Long Term Debt

Credit Facilities—On September 27, 2012, the Company entered into a Credit Agreement (the “Credit Agreement”) among the Company, as borrower, Wells Fargo Bank, N.A., as administrative agent, letter of credit issuer, swing line lender and lender, and each of the other lenders party thereto. The Credit Agreement is a committed senior unsecured credit facility that includes a revolving credit facility and a term loan facility.

The revolving credit facility permits aggregate borrowings of up to $500 million outstanding at any time. The revolving credit facility contains a letter of credit facility that is limited to $150 million and a swing line facility that is limited to $40 million, in each case outstanding at any time.

The term loan facility provides for a loan of $100 million, which the Company expects to fully draw in the fourth quarter of 2012. The term loan facility will be payable in quarterly principal installments commencing December 27, 2012, and the installment amounts vary from 1.25% of the original principal amount for each of the first four quarterly installments, 2.50% of the original principal amount for each of the subsequent eight quarterly installments, 5.00% of the original principal amount for the subsequent four quarterly installments and 13.75% of the original principal amount for the final four quarterly installments.

Subject to customary conditions, the Company may request that the lenders’ aggregate commitments with respect to the revolving credit facility and/or the term loan facility be increased by up to $100 million, not to exceed total commitments of $700 million. The maturity date under the Credit Agreement is September 27, 2017 for both the revolving facility and the term facility. The Credit Agreement replaced a previous senior unsecured revolving credit facility.

Loans under the Credit Agreement bear interest by reference, at the Company’s election, to the LIBOR rate or base rate, provided, that swing line loans bear interest by reference only to the base rate. The applicable margin on LIBOR rate loans varies from 2.25% to 3.25% and the applicable margin on base rate loans varies from 1.25% to 2.25%, in each case determined based upon the Company’s debt to capitalization ratio. As of September 30, 2012, the applicable margin on LIBOR rate loans was 2.25% and the applicable margin on base rate loans was 1.25%. A letter of credit fee is payable by the Company equal to the applicable margin for LIBOR rate loans times the daily amount available to be drawn under outstanding letters of credit. The commitment fee rate payable to the lenders for each of the revolving facility and term facility is 0.50%.

Each domestic subsidiary of the Company other than immaterial subsidiaries has unconditionally guaranteed all existing and future indebtedness and liabilities of the other guarantors and the Company arising under the Credit Agreement and other loan documents. Such guarantees also cover obligations of the Company and any subsidiary of the Company arising under any interest rate swap contract with any person while such person is a lender under the Credit Agreement.

The Credit Agreement requires compliance with two financial covenants. The Company must not permit its debt to capitalization ratio to exceed 45%. The Credit Agreement generally defines the debt to capitalization ratio as the ratio of (a) total borrowed money indebtedness to (b) the sum of such indebtedness plus consolidated net worth, with consolidated net worth determined as of the most recently ended fiscal quarter. The Company also must not permit the interest coverage ratio as of the last day of a fiscal quarter to be less than 3.00 to 1.00. The Credit Agreement generally defines the interest coverage ratio as the ratio of earnings before interest, taxes, depreciation and amortization (“EBITDA”) of the four prior fiscal quarters to interest charges for the same period. The Company was in compliance with these covenants at September 30, 2012. The Credit Agreement also contains customary representations, warranties and affirmative and negative covenants.

Events of default under the Credit Agreement include failure to pay principal or interest when due, failure to comply with the financial and operational covenants, as well as a cross default event, loan document enforceability event, change of control event and bankruptcy and other insolvency events. If an event of default occurs and is continuing, then a majority of the lenders have the right, among others, to (i) terminate the commitments under the Credit Agreement, (ii) accelerate and require the Company to repay all the outstanding amounts owed under any loan document (provided that in limited circumstances with respect to insolvency and bankruptcy of the Company, such acceleration is automatic), and (iii) require the Company to cash collateralize any outstanding letters of credit.

As of September 30, 2012 there were no borrowings outstanding under the revolving credit facility or the term loan facility. The Company had $39.8 million in letters of credit outstanding at September 30, 2012 and, as a result, had available borrowing capacity under the revolving credit facility of approximately $460 million and $100 million available under the term loan facility at that date.

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

On June 14, 2012, the Company completed the issuance and sale of $300 million in aggregate principal amount of its 4.27% Series B Senior Notes due June 14, 2022 (the “Series B Notes”) in a private placement. The Series B Notes bear interest at a rate of 4.27% per annum. The Company will pay interest on the Series B Notes on April 5 and October 5 of each year. The Series B Notes will mature on June 14, 2022.

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

The respective note purchase agreements require compliance with two financial covenants. The Company must not permit its debt to capitalization ratio to exceed 50% at any time. The note purchase agreements generally define the debt to capitalization ratio as the ratio of (a) total borrowed money indebtedness to (b) the sum of such indebtedness plus consolidated net worth, with consolidated net worth determined as of the last day of the most recently ended fiscal quarter. The Company also must not permit the interest coverage ratio as of the last day of a fiscal quarter to be less than 2.50 to 1.00. The note purchase agreements generally define the interest coverage ratio as the ratio for the four prior quarters of EBITDA to interest charges for that same period. The Company was in compliance with these covenants at September 30, 2012.

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

The Company incurred approximately $10.8 million in debt issuance costs during 2010 in connection with the previous credit agreement and the Series A Notes. The Company incurred approximately $7.5 million in debt issuance costs during 2012 in connection with the Series B Notes and the Credit Agreement. These costs were deferred and are being recognized as interest expense over the term of the underlying debt. Interest expense related to the amortization of debt issuance costs was approximately $1.6 million and $604,000 for the three months ended September 30, 2012 and 2011, respectively. Interest expense related to the amortization of debt issuance costs was approximately $2.8 million and $1.8 million for the nine months ended September 30, 2012 and 2011. Amounts above for the three and nine months ended September 30, 2012, include $978,000 of costs related to the early termination of the prior credit agreement.

Presented below is a schedule of the principal repayment requirements of long-term debt by fiscal year as of September 30, 2012 (in thousands):

Year ending December 31,
2012	$—
2013	—
2014	—
2015	—
2016	—
Thereafter	600,000

Total	$600,000

10. Commitments, Contingencies and Other Matters

As of September 30, 2012, the Company maintained letters of credit in the aggregate amount of $39.8 million for the benefit of various insurance companies as collateral for retrospective premiums and retained losses which could become payable under the terms of the underlying insurance contracts. These letters of credit expire annually at various times during the year and are typically renewed. As of September 30, 2012, no amounts had been drawn under the letters of credit.

As of September 30, 2012, the Company had commitments to purchase approximately $154 million of major equipment for its drilling and pressure pumping businesses.

The Company’s pressure pumping business has entered into agreements to purchase minimum quantities of proppants from certain vendors. These agreements expire in 2013 and 2016. As of September 30, 2012, the remaining obligation under these agreements is approximately $32.0 million, of which materials with a total purchase price of approximately $3.1 million are expected to be delivered during the last quarter of 2012. In the event that the required minimum quantities are not purchased during any contract year, the Company would be required to make a liquidated damages payment to the respective vendor for any shortfall.

In November of 2011, the Company’s pressure pumping business entered into an agreement with a proppant vendor to advance up to $12.0 million to such vendor to finance the construction of certain processing facilities. This advance is secured by the underlying processing facilities and bears interest at an annual rate of 5.0%. Repayment of the advance is to be made through discounts applied to purchases from the vendor and repayment of all amounts advanced must be made no later than October 1, 2017. As of September 30, 2012, advances of approximately $8.0 million had been made under this agreement and repayments of approximately $273,000 had been received resulting in a balance outstanding of approximately $7.8 million.

The Company is party to various legal proceedings arising in the normal course of its business. The Company does not believe that the outcome of these proceedings, either individually or in the aggregate, will have a material adverse effect on its financial condition, results of operations or cash flows.

11. Stockholders’ Equity

Cash Dividends—The Company paid cash dividends during the nine months ended September 30, 2011 and 2012 as follows:

	Per Share	Total
		(in thousands)
2011:
Paid on March 30, 2011	$0.05	$7,708
Paid on June 30, 2011	0.05	7,772
Paid on September 30, 2011	0.05	7,777

Total cash dividends	$0.15	$23,257

	Per Share	Total
		(in thousands)
2012:
Paid on March 30, 2012	$0.05	$7,788
Paid on June 29, 2012	0.05	7,650
Paid on September 28, 2012	0.05	7,518

Total cash dividends	$0.15	$22,956

On October 24, 2012, the Company’s Board of Directors approved a cash dividend on its common stock in the amount of $0.05 per share to be paid on December 28, 2012 to holders of record as of December 14, 2012. The amount and timing of all future dividend payments, if any, is subject to the discretion of the Board of Directors and will depend upon business conditions, results of operations, financial condition, terms of the Company’s credit facilities and other factors.

On August 1, 2007, the Company’s Board of Directors approved a stock buyback program authorizing purchases of up to $250 million of the Company’s common stock in open market or privately negotiated transactions. During the six months ended June 30, 2012, the Company purchased approximately 4.7 million shares under the program at a cost of approximately $70.1 million. On July 25, 2012, the Company’s Board of Directors terminated the remaining authority under the 2007 stock buyback program, and approved a new stock buyback program authorizing purchases of up to $150 million of the Company’s common stock in open market or privately negotiated transactions. During the three months ended September 30, 2012, the Company purchased approximately 2.4 million shares under the new stock buyback program at cost of approximately $38.8 million. Shares purchased under the buyback programs are accounted for as treasury stock.

The Company purchased 83,229 shares of treasury stock from employees during the nine months ended September 30, 2012. These shares were purchased at fair market value upon the vesting of restricted stock to provide the employees with the funds necessary to satisfy payroll tax withholding obligations. The total purchase price for these shares was approximately $1.2 million. These purchases were made pursuant to the terms of the Patterson-UTI Energy, Inc. 2005 Long-Term Incentive Plan and not pursuant to the stock buyback program.

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

As a result of the above conversion, the Company’s Canadian assets are no longer subject to United States taxation, provided that the related unremitted earnings are permanently reinvested in Canada. Effective January 1, 2010, the Company has elected to permanently reinvest these unremitted earnings in Canada, and intends to do so for the foreseeable future. As a result, no deferred United States federal or state income taxes have been provided on such unremitted foreign earnings, which totaled approximately $25.6 million as of September 30, 2012.

13. Fair Values of Financial Instruments

The carrying values of cash and cash equivalents, trade receivables and accounts payable approximate fair value due to the short-term maturity of these items. These fair value estimates are considered Level 1 fair value estimates in the fair value hierarchy of fair value accounting.

The estimated fair value of the Company’s outstanding debt balances (including current portion) as of September 30, 2012 and December 31, 2011 is set forth below (in thousands):

	September 30, 2012		December 31, 2011
	Carrying Value	Fair Value	Carrying Value	Fair Value
Borrowings under credit agreements:
Revolving credit facility	$—	$—	$110,000	$110,000
Term loan facility	—	—	92,500	92,500
4.97% Series A Senior Notes	300,000	336,548	300,000	315,942
4.27% Series B Senior Notes	300,000	310,445	—	—

Total debt	$600,000	$646,993	$502,500	$518,442

The carrying values of the balances outstanding under the term loan facility and revolving credit facility at December 31, 2011 approximated their fair values as both facilities had a floating interest rate. The fair value of the 4.97% Series A Senior Notes at September 30, 2012 and December 31, 2011 and the fair value of the 4.27% Series B Senior Notes at September 30, 2012 were measured based on discounted cash flows associated with the respective notes using current market rates of interest at those respective dates. For the 4.97% Series A Senior Notes, the current market rates used in measuring this fair value were 3.24% at September 30, 2012 and 4.07% at December 31, 2011. For the 4.27% Series B Senior Notes, the current market rate used in measuring this fair value was 3.59% at September 30, 2012. These fair value estimates are based on observable market inputs and are considered Level 2 fair value estimates in the fair value hierarchy of fair value accounting.

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

We have a drilling fleet that consists of more than 300 marketable land-based drilling rigs. There continues to be uncertainty with respect to the global economic environment, crude oil prices are volatile and natural gas prices remain low. Activity in our drilling business decreased during the third quarter of 2012 compared to the third quarter of 2011. In the third quarter of 2012, our average number of rigs operating was 216, including 211 in the United States and 5 in Canada, as compared to an average of 221 drilling rigs operating, including 209 rigs in the United States and 12 rigs in Canada during the same period in 2011.

We have addressed our customers’ needs for drilling wells in the newer horizontal shale and other unconventional resource plays by expanding our areas of operation and improving the capabilities of our drilling fleet during the last several years. As of September 30, 2012, we have completed 107 new APEX™ rigs and made performance and safety improvements to existing high capacity rigs. We expect to complete 7 additional new APEX™ rigs in 2012. In connection with the newer horizontal shale and other unconventional resource plays, we have added equipment to perform service intensive fracturing jobs. As of September 30, 2012, we had more than 700,000 hydraulic horsepower in our pressure pumping fleet. This is a net increase of approximately 550,000 horsepower since the end of 2009. Low natural gas prices and the industry-wide addition of new pressure pumping equipment to the marketplace has led to an excess supply of pressure pumping equipment in North America.

We maintain a backlog of commitments for contract drilling revenues under term contracts, which we define as contracts with an original fixed term of six months or more. Our backlog as of September 30, 2012 was approximately $1.3 billion. We expect approximately $255 million of our backlog to be realized in the fourth quarter of 2012. We calculate our backlog by multiplying the day rate under our term drilling contracts by the number of days remaining under the contract. The calculation does not include any revenues related to other fees such as for mobilization, demobilization and customer reimbursables, nor does it include potential reductions in rates for unscheduled standby or during periods in which the rig is moving, on standby or incurring maintenance and repair time in excess of what is permitted under the drilling contract. In addition, generally our term drilling contracts are subject to termination by the customer on short notice and provide for an early termination payment to us in the event that the contract is terminated by the customer.

For the three and nine months ended September 30, 2012 and 2011, our operating revenues from continuing operations consisted of the following (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2012		2011		2012		2011
Contract drilling	$446,735	70%	$436,827	65%	$1,396,466	68%	$1,200,664	65%
Pressure pumping	181,963	28	225,164	33	629,858	30	604,954	33
Oil and natural gas	14,933	2	11,837	2	44,340	2	35,678	2

	$643,631	100%	$673,828	100%	$2,070,664	100%	$1,841,296	100%

Generally, the profitability of our business is impacted most by two primary factors in our contract drilling segment: our average number of rigs operating and our average revenue per operating day. During the third quarter of 2012, our average number of rigs operating was 216 compared to 221 in the third quarter of 2011. Our average revenue per operating day was $22,450 in the third quarter of 2012 compared to $21,440 in the third quarter of 2011. Due to reduced revenues and margins in our pressure pumping segment, as well as higher depreciation, depletion, amortization and impairment expense, consolidated net income for the third quarter of 2012 was $50.8 million compared to consolidated net income of $81.9 million for the third quarter of 2011.

Our revenues, profitability and cash flows are highly dependent upon prevailing prices for oil and natural gas. During periods of improved commodity prices, the capital spending budgets of oil and natural gas operators tend to expand, which generally results in increased demand for our services. Conversely, in periods when these commodity prices deteriorate, the demand for our services generally weakens and we experience downward pressure on pricing for our services. After reaching a peak in June 2008, there was a significant decline in oil and natural gas prices and a substantial deterioration in the global economic environment. As part of this deterioration, there was substantial uncertainty in the capital markets and access to financing was reduced. Due to these conditions, our customers reduced or curtailed their drilling programs, which resulted in a decrease in demand for our services, as evidenced by the decline in our monthly average number of rigs operating from a high of 283 in October 2008 to a low of 60 in June 2009. Our monthly average number of rigs operating has subsequently increased from the mid-year low of 60 in 2009 to a high of 241 in January 2012. In September 2012, our average number of rigs operating was 210.

We are highly impacted by competition, the availability of excess equipment, labor issues, weather and various other factors that could materially adversely affect our business, financial condition, cash flows and results of operations. Please see “Risk Factors” included in Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

We believe that our liquidity as of September 30, 2012, which includes approximately $323 million in working capital, approximately $460 million available under our $500 million revolving credit facility and $100 million available under our term loan facility, together with cash expected to be generated from operations, should provide us with sufficient ability to fund our current plans to build new equipment, make improvements to our existing equipment, service our debt and pay cash dividends. If we pursue opportunities for growth that require capital, we believe we would be able to satisfy these needs through a combination of working capital, cash flows from operating activities, borrowing capacity under our revolving and term credit facilities or additional debt or equity financing. However, there can be no assurance that such capital will be available on reasonable terms, if at all.

Commitments and Contingencies — As of September 30, 2012, we maintained letters of credit in the aggregate amount of $39.8 million for the benefit of various insurance companies as collateral for retrospective premiums and retained losses which could become payable under the terms of the underlying insurance contracts. These letters of credit expire annually at various times during the year and are typically renewed. As of September 30, 2012, no amounts had been drawn under the letters of credit.

As of September 30, 2012, we had commitments to purchase approximately $154 million of major equipment for our drilling and pressure pumping businesses.

Our pressure pumping business has entered into agreements to purchase minimum quantities of proppants from certain vendors. These agreements expire in 2013 and 2016. As of September 30, 2012, the remaining obligation under these agreements is approximately $32.0 million, of which materials with a total purchase price of approximately $3.1 million are expected to be delivered during the last quarter of 2012. In the event that the required minimum quantities are not purchased during any contract year, we could be required to make a liquidated damages payment to the respective vendor for any shortfall.

In November 2011, our pressure pumping business entered into an agreement with a proppant vendor to advance up to $12.0 million to such vendor to finance its construction of certain processing facilities. This advance is secured by the underlying processing facilities and other assets and bears interest at an annual rate of 5.0%. Repayment of the advance is to be made through discounts applied to purchases from the vendor and repayment of all amounts advanced must be made no later than October 1, 2017. As of September 30, 2012, advances of approximately $8.0 million had been made under this agreement and repayments of approximately $273,000 had been received resulting in a balance outstanding of approximately $7.8 million.

Trading and Investing — We have not engaged in trading activities that include high-risk securities, such as derivatives and non-exchange traded contracts. We invest cash primarily in highly liquid, short-term investments such as overnight deposits and money market accounts.

Description of Business — We conduct our contract drilling operations primarily in Texas, New Mexico, Oklahoma, Kansas, Arkansas, Louisiana, Mississippi, Colorado, Utah, Wyoming, Montana, North Dakota, Pennsylvania, West Virginia, Ohio, Michigan, Alaska and western Canada. We have more than 300 marketable land-based drilling rigs. We provide pressure pumping services to oil and natural gas operators primarily in Texas and the Appalachian Basin. Pressure pumping services are primarily well stimulation and cementing for completion of new wells and remedial work on existing wells. We also invest in oil and natural gas assets as a non-operating working interest owner. Our oil and natural gas working interests are located primarily in Texas and New Mexico.

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

Construction of new technology drilling rigs increased in recent years. The addition of new technology drilling rigs to the market, combined with a reduction in the drilling of vertical wells, has resulted in excess capacity of conventional drilling rigs. Similarly, the substantial recent increase in unconventional resource plays has led to higher demand for pressure pumping services, and there has been a significant increase in the construction of new pressure pumping equipment across the industry. As a result of low natural gas prices and the construction of new equipment, there is currently an excess of pressure pumping equipment available. In circumstances of excess capacity, providers of pressure pumping services have difficulty sustaining profit margins and may sustain losses during downturn periods. We cannot predict either the future level of demand for our contract drilling or pressure pumping services or future conditions in the oil and natural gas contract drilling or pressure pumping businesses.

Critical Accounting Policies

In addition to established accounting policies, our consolidated financial statements are impacted by certain estimates and assumptions made by management. No changes in our critical accounting policies have occurred since the filing of our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

Liquidity and Capital Resources

As of September 30, 2012, we had working capital of $323 million, including cash and cash equivalents of $83.5 million compared to working capital of $346 million and cash and cash equivalents of $23.9 million at December 31, 2011.

During the nine months ended September 30, 2012, our sources of cash flow included:

•	$782 million from operating activities,

•	$300 million in proceeds from the issuance of our Series B Senior Notes,

•	$123 million in borrowings under our revolving credit facility,

•	$63.7 million in proceeds from the disposal of property and equipment, including $42.5 million in proceeds from the sale of our flowback operations, and

•	$260,000 from the exercise of stock options and related tax benefits associated with stock-based compensation.

During the nine months ended September 30, 2012, we used $23.0 million to pay dividends on our common stock, $326 million to repay long-term debt, $110 million to repurchase shares of our common stock, $7.5 million to pay debt issuance costs and $744 million:

•	to build new drilling rigs and pressure pumping equipment,

•	to make capital expenditures for the betterment and refurbishment of our drilling rigs and pressure pumping equipment,

•	to acquire and procure equipment and facilities to support our drilling and pressure pumping operations, and

•	to fund investments in oil and natural gas properties on a working interest basis.

We paid cash dividends during the nine months ended September 30, 2012 as follows:

	Per Share	Total
		(in thousands)
Paid on March 30, 2012	$0.05	$7,788
Paid on June 29, 2012	$0.05	$7,650
Paid on September 28, 2012	$0.05	$7,518

Total cash dividends	$0.15	$22,956

On October 24, 2012, our Board of Directors approved a cash dividend on our common stock in the amount of $0.05 per share to be paid on December 28, 2012 to holders of record as of December 14, 2012. The amount and timing of all future dividend payments, if any, is subject to the discretion of the Board of Directors and will depend upon business conditions, results of operations, financial condition, terms of our credit facilities and other factors.

On August 1, 2007, our Board of Directors approved a stock buyback program, authorizing purchases of up to $250 million of our common stock in open market or privately negotiated transactions. During the six months ended June 30, 2012, we purchased approximately 4.7 million shares of our common stock under this program at a cost of approximately $70.1 million. On July 25, 2012, our Board of Directors terminated the remaining authority under the 2007 stock buyback program, and approved a new stock buyback program authorizing purchases of up to $150 million of our common stock in open market or privately negotiated transactions. During the three months ended September 30, 2012, we purchased approximately 2.4 million shares of our common stock under this program at a cost of approximately $38.8 million. As of September 30, 2012, we had remaining authorization to purchase approximately $111 million of our outstanding common stock under the program.

On September 27, 2012, we entered into a Credit Agreement (the “Credit Agreement”). The Credit Agreement is a committed senior unsecured credit facility totaling $600 million that includes a revolving credit facility and a term loan facility. The maturity date under the Credit Agreement is September 27, 2017 for both the revolving credit facility and the term loan facility. Subject to customary conditions, we may request that the lenders’ aggregate commitments be increased by up to $100 million, not to exceed total commitments of $700 million.

The revolving credit facility permits aggregate borrowings of up to $500 million outstanding at any time, and contains a letter of credit facility that is limited to $150 million and a swing line facility that is limited to $40 million, in each case outstanding at any time. The term loan facility provides for a loan of $100 million, which we expect to fully draw in the fourth quarter of 2012. The term loan facility will be payable in quarterly principal installments commencing December 27, 2012. The installment amounts vary from 1.25% of the original principal amount for each of the first four quarterly installments, 2.50% of the original principal amount for each of the subsequent eight quarterly installments, 5.00% of the original principal amount for the next subsequent four quarterly installments and 13.75% of the original principal amount for the final four quarterly installments.

Loans under the Credit Agreement bear interest by reference, at our election, to the LIBOR rate or base rate, provided, that swing line loans bear interest by reference only to the base rate. The applicable margin on LIBOR rate loans varies from 2.25% to 3.25% and the applicable margin on base rate loans varies from 1.25% to 2.25%, in each case determined based upon our debt to capitalization ratio. As of September 30, 2012, the applicable margin on LIBOR rate loans was 2.25% and the applicable margin on base rate loans was 1.25%. A letter of credit fee is payable by us equal to the applicable margin for LIBOR rate loans times the daily amount available to be drawn under outstanding letters of credit. The commitment fee rate payable to the lenders for the unused portion of the revolving credit facility and term loan facility is 0.50%.

The Credit Agreement contains customary representations, warranties, indemnities and affirmative and negative covenants. The Credit Agreement also requires compliance with two financial covenants. We must not permit our debt to capitalization ratio to exceed 45% at any time. The Credit Agreement generally defines the debt to capitalization ratio as the ratio of (a) total borrowed money indebtedness to (b) the sum of such indebtedness plus consolidated net worth, with consolidated net worth determined as of the last day of the most recently ended fiscal quarter. We also must not permit the interest coverage ratio as of the last day of a fiscal quarter to be less than 3.00 to 1.00. The Credit Agreement generally defines the interest coverage ratio as the ratio of EBITDA of the four prior fiscal quarters to interest charges for the same period. We were in compliance with these financial covenants as of September 30, 2012. We do not expect that the restrictions and covenants will impair, in any material respect, our ability to operate or react to opportunities that might arise.

As of September 30, 2012, there were no borrowings outstanding under the revolving credit facility or under the term loan facility. We had $39.8 million in letters of credit outstanding at September 30, 2012 and, as a result, we had available borrowing capacity under the revolving credit facility of approximately $460 million and $100 million under the term loan facility at that date.

On October 5, 2010, we completed the issuance and sale of $300 million in aggregate principal amount of our 4.97% Series A Senior Notes (the “Series A Notes”) in a private placement. The Series A Notes bear interest at a rate of 4.97% per annum. We pay interest on the Series A Notes on April 5 and October 5 of each year. The Series A Notes will mature on October 5, 2020.

On June 14, 2012, we completed the issuance and sale of $300 million in aggregate principal amount of our 4.27% Series B Senior Notes (the “Series B Notes”) in a private placement. The Series B Notes bear interest at a rate of 4.27% per annum. We pay interest on the Series B Notes on April 5 and October 5 of each year. The Series B Notes will mature on June 14, 2022.

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

The respective note purchase agreements require compliance with two financial covenants. We must not permit our debt to capitalization ratio to exceed 50% at any time. The note purchase agreements generally define the debt to capitalization ratio as the ratio of (a) total borrowed money indebtedness to (b) the sum of such indebtedness plus consolidated net worth, with consolidated net worth determined as of the last day of the most recently ended fiscal quarter. We also must not permit the interest coverage ratio as of the last day of a fiscal quarter to be less than 2.50 to 1.00. The note purchase agreements generally define the interest coverage ratio as the ratio for the four prior quarters of EBITDA to interest charges for the same period. We were in compliance with these financial covenants as of September 30, 2012. We do not expect that the restrictions and covenants will impair, in any material respect, our ability to operate or react to opportunities that might arise.

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

We believe that our liquidity as of September 30, 2012, which included approximately $323 million in working capital, approximately $460 million available under our $500 million revolving credit facility and $100 million available under our term loan facility, together with cash expected to be generated from operations, should provide us with sufficient ability to fund our current plans to build new equipment, make improvements to our existing equipment, service our debt and pay cash dividends. If we pursue opportunities for growth that require capital, we believe we would be able to satisfy these needs through a combination of working capital, cash flows from operating activities, borrowing capacity under our revolving credit facility or additional debt or equity financing. However, there can be no assurance that such capital will be available on reasonable terms, if at all.

Results of Operations

The following tables summarize operations by business segment for the three months ended September 30, 2012 and 2011:

Contract Drilling	2012	2011	% Change
	(Dollars in thousands)
Revenues	$446,735	$436,827	2.3%
Direct operating costs	$265,542	$264,418	0.4%
Selling, general and administrative	$2,206	$2,240	(1.5)%
Depreciation and impairment	$101,020	$84,461	19.6%
Operating income	$77,967	$85,708	(9.0)%
Operating days	19,901	20,370	(2.3)%
Average revenue per operating day	$22.45	$21.44	4.7%
Average direct operating costs per operating day	$13.34	$12.98	2.8%
Average rigs operating	216	221	(2.3)%
Capital expenditures	$183,060	$224,288	(18.4)%

Revenues and direct operating costs increased in 2012 compared to 2011 as a result of increases in average revenue and direct operating costs per operating day. Average revenue per operating day increased in 2012 due primarily to increases in contractual dayrates. Average direct operating costs per operating day increased in 2012 due primarily to higher labor and related costs. The decrease in operating days reflects reduced demand for land drilling services in Canada. Capital expenditures were incurred in 2012 and 2011 to build new drilling rigs, to modify and upgrade our drilling rigs and to acquire additional related equipment such as top drives, drill pipe, drill collars, engines, fluid circulating systems, rig hoisting systems and safety enhancement equipment. Depreciation expense increased primarily as a result of capital expenditures. Depreciation and impairment expense included approximately $5.2 million in 2012 and approximately $4.3 million in 2011 of impairment charges related to drilling equipment on drilling rigs that were removed from our marketable fleet. We removed 36 rigs from our marketable fleet in 2012 and removed 22 rigs from our marketable fleet in 2011.

Pressure Pumping	2012	2011	% Change
	(Dollars in thousands)
Revenues	$181,963	$225,164	(19.2)%
Direct operating costs	$129,139	$149,577	(13.7)%
Selling, general and administrative	$4,191	$4,455	(5.9)%
Depreciation, amortization and impairment	$33,624	$20,706	62.4%
Operating income	$15,009	$50,426	(70.2)%
Fracturing jobs	296	416	(28.8)%
Other jobs	1,377	1,990	(30.8)%
Total jobs	1,673	2,406	(30.5)%
Average revenue per fracturing job	$525.13	$453.78	15.7%
Average revenue per other job	$19.26	$18.29	5.3%
Average revenue per total job	$108.76	$93.58	16.2%
Average direct operating costs per total job	$77.19	$62.17	24.2%
Capital expenditures	$40,433	$52,826	(23.5)%

Our customers have increased their activities in the development of unconventional reservoirs resulting in an increase in larger multi-stage fracturing jobs associated therewith. We have added additional equipment through construction and acquisition to meet this demand and expand our area of operations. As a result, although total fracturing jobs have decreased, we have experienced an increase in the number of these larger multi-stage fracturing jobs as a proportion of the total fracturing jobs we performed. Average revenue per fracturing job increased primarily as a result of this increase in the number of larger multi-stage fracturing jobs in 2012 as compared to 2011. Average revenue per other job increased as a result of increased pricing for the services provided and a change in job mix. Average direct operating costs per total job increased primarily as a result of increased costs of materials and higher labor and related costs. Depreciation, amortization and impairment expense increased in 2012 due to an impairment charge of approximately $7.3 million related to approximately 37,000 horsepower of pressure pumping equipment that will be retired. Significant capital expenditures incurred in recent years to add capacity also contributed to the increase in depreciation expense.

Oil and Natural Gas Production and Exploration	2012	2011	% Change
	(Dollars in thousands)
Revenues - Oil	$13,557	$10,081	34.5%
Revenues - Natural gas and liquids	$1,376	$1,756	(21.6)%
Revenues - Total	$14,933	$11,837	26.2%
Direct operating costs	$2,704	$2,306	17.3%
Depletion and impairment	$6,794	$4,777	42.2%
Operating income	$5,435	$4,754	14.3%
Capital expenditures	$7,320	$5,467	33.9%

Total revenues increased primarily as a result of increased production of oil. Oil production increased due to the addition of new wells. Depletion and impairment expense in 2012 includes approximately $1.2 million of oil and natural gas property impairments compared to approximately $1.4 million of oil and natural gas property impairments in 2011. Depletion expense increased approximately $2.2 million in 2012 compared to 2011 primarily due to increased oil production.

Corporate and Other	2012	2011	% Change
	(Dollars in thousands)
Selling, general and administrative	$10,825	$9,262	16.9%
Depreciation	$955	$769	24.2%

Net gain on asset disposals	$1,963	$1,437	36.6%
Interest income	$149	$47	217.0%
Interest expense	$7,207	$3,835	87.9%

Other income	$624	$375	66.4%
Capital expenditures	$1,470	$1,237	18.8%

Gains and losses on the disposal of assets are treated as part of our corporate activities because such transactions relate to corporate strategy decisions of our executive management group. Interest expense increased in 2012 due primarily to deferred debt issuance costs of $978,000 that were charged to expense as a result of the early termination of the prior credit facility and to interest charges related to the $300 million of Series B Senior Notes issued and sold on June 14, 2012.

The following tables summarize operations by business segment for the nine months ended September 30, 2012 and 2011:

Contract Drilling	2012	2011	% Change
	(Dollars in thousands)
Revenues	$1,396,466	$1,200,664	16.3%
Direct operating costs	$820,911	$701,871	17.0%
Selling, general and administrative	$4,828	$4,833	(0.1)%
Depreciation and impairment	$290,453	$242,598	19.7%
Operating income	$280,274	$251,362	11.5%
Operating days	61,903	57,422	7.8%
Average revenue per operating day	$22.56	$20.91	7.9%
Average direct operating costs per operating day	$13.26	$12.22	8.5%
Average rigs operating	226	210	7.6%
Capital expenditures	$565,352	$556,263	1.6%

Revenues and direct operating costs increased in 2012 compared to 2011 as a result of an increase in the number of operating days and increases in average revenue and direct operating costs per operating day. Average revenue per operating day increased in 2012 primarily due to increases in contractual dayrates. Average direct operating costs per operating day increased in 2012 due primarily to higher labor and related costs. The increase in operating days was largely due to increased demand during the first six months of 2012 resulting from high oil prices and the addition of newbuild APEX™ rigs into our drilling fleet. Capital expenditures were incurred in 2012 and 2011 to build new drilling rigs, to modify and upgrade our drilling rigs and to acquire additional related equipment such as top drives, drill pipe, drill collars, engines, fluid circulating systems, rig hoisting systems and safety enhancement equipment. Depreciation expense increased as a result of capital expenditures. Depreciation and impairment expense included approximately $5.2 million in 2012 and approximately $4.3 million in 2011 of impairment charges related to drilling equipment on drilling rigs that were removed from our marketable fleet. We removed 36 rigs from our marketable fleet in 2012 and removed 22 rigs from our marketable fleet in 2011.

Pressure Pumping	2012	2011	% Change
	(Dollars in thousands)
Revenues	$629,858	$604,954	4.1%
Direct operating costs	$434,047	$397,018	9.3%
Selling, general and administrative	$12,810	$13,250	(3.3)%
Depreciation, amortization and impairment	$84,359	$52,542	60.6%
Operating income	$98,642	$142,144	(30.6)%
Fracturing jobs	952	1,150	(17.2)%
Other jobs	4,461	5,071	(12.0)%
Total jobs	5,413	6,221	(13.0)%
Average revenue per fracturing job	$566.04	$445.29	27.1%
Average revenue per other job	$20.40	$18.31	11.4%
Average revenue per total job	$116.36	$97.24	19.7%
Average direct operating costs per total job	$80.19	$63.82	25.7%
Capital expenditures	$152,532	$135,442	12.6%

Our customers have increased their activities in the development of unconventional reservoirs resulting in an increase in larger multi-stage fracturing jobs associated therewith. We have added additional equipment through construction and acquisition to meet this demand and expand our area of operations. As a result, although total fracturing jobs have decreased, we have experienced an increase in the number of these larger multi-stage fracturing jobs as a proportion of the total fracturing jobs we performed. Average revenue per fracturing job increased primarily as a result of this increase in the number of larger multi-stage fracturing jobs in 2012 as compared to 2011. Average revenue per other job increased as a result of increased pricing for the services provided and a change in job mix. Average direct operating costs per total job increased primarily as a result of increased costs of materials and higher labor and related costs. Depreciation, amortization and impairment expense increased in 2012 due to an impairment charge of approximately $7.3 million related to approximately 37,000 horsepower of pressure pumping equipment that will be retired. Significant capital expenditures incurred in recent years to add capacity also contributed to the increase in depreciation expense.

Oil and Natural Gas Production and Exploration	2012	2011	% Change
	(Dollars in thousands)
Revenues - Oil	$40,879	$31,168	31.2%
Revenues - Natural gas and liquids	$3,461	$4,510	(23.3)%
Revenues - Total	$44,340	$35,678	24.3%
Direct operating costs	$8,017	$6,406	25.1%
Depletion and impairment	$16,146	$12,571	28.4%
Operating income	$20,177	$16,701	20.8%
Capital expenditures	$22,624	$15,213	48.7%

Total revenues increased as a result of increased production and higher prices for oil. Oil production increased primarily due to the addition of new wells. Depletion and impairment expense in 2012 includes approximately $1.6 million of oil and natural gas property impairments compared to approximately $2.8 million of oil and natural gas property impairments in 2011. Depletion expense increased approximately $4.8 million in 2012 compared to 2011 primarily due to increased production.

Corporate and Other	2012	2011	% Change
	(Dollars in thousands)
Selling, general and administrative	$30,171	$30,598	(1.4)%
Depreciation	$2,865	$1,966	45.7%
Net gain on asset disposals	$32,695	$4,058	705.7%
Provision for bad debts	$1,600	$—	—
Interest income	$382	$135	183.0%
Interest expense	$16,840	$11,238	49.8%
Other income	$535	$572	(6.5)%
Capital expenditures	$3,840	$4,518	(15.0)%

Gains and losses on the disposal of assets are treated as part of our corporate activities because such transactions relate to corporate strategy decisions of our executive management group. The gain on the disposal of assets in 2012 includes a gain of approximately $22.6 million associated with the sale of our flowback operations in April 2012. A provision for bad debts was recognized in 2012 with respect to accounts receivable balances that are estimated to be uncollectible. Interest expense increased in 2012 due primarily to deferred debt issuance costs of $978,000 that were charged to expense as a result of the early termination of the prior credit facility and to interest charges related to the $300 million of Series B Senior Notes issued and sold on June 14, 2012.

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

As a result of the above conversion, our Canadian assets are no longer directly subject to United States taxation, provided that the related unremitted earnings are permanently reinvested in Canada. Effective January 1, 2010, we have elected to permanently reinvest these unremitted earnings in Canada, and we intend to do so for the foreseeable future. As a result, no deferred United States federal or state income taxes have been provided on such unremitted foreign earnings, which totaled approximately $25.6 million as of September 30, 2012.

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

Volatility of Oil and Natural Gas Prices and its Impact on Operations and Financial Condition

Our revenue, profitability and cash flows are highly dependent upon prevailing prices for oil and natural gas and expectations about future prices. For many years, oil and natural gas prices and markets have been extremely volatile. Prices are affected by factors such as market supply and demand, international military, political and economic conditions, the ability of OPEC to set and maintain production and price targets, technical advances affecting energy consumption and the price and availability of alternative fuels. All of these factors are beyond our control. During the second quarter of 2008, the quarterly average market price of natural gas (Henry Hub spot price as reported by the United States Energy Information Administration) was $11.74 per Mcf and the quarterly average market price of oil (WTI spot price as reported by the Energy Information Administration) was $123.95 per barrel. In the last half of 2008, commodity prices rapidly declined and averaged $6.60 per Mcf for natural gas and $58.35 per barrel for oil in the fourth quarter of 2008. In 2009, the price of natural gas declined further and averaged $4.06 per Mcf for the year. These declines in the market price of natural gas and oil resulted in our customers significantly reducing their drilling activities beginning in the fourth quarter of 2008, and drilling activities remained low throughout 2009. Drilling activities increased in 2010 as did the prices for oil and natural gas. The increased drilling activity was largely attributed to increased development of unconventional oil and natural gas reservoirs and an improvement in the price of oil which averaged $79.40 per barrel in 2010. Drilling for oil and liquids rich targets continued to increase in 2011 as oil averaged $94.86 per barrel for the year. Natural gas prices decreased in 2011 to an average of $4.00 per Mcf. The 2011 decrease in natural gas prices was most significant in the fourth quarter where the average price dropped to $3.32 per Mcf and this decrease has continued into 2012 where natural gas prices fell below $2.00 per Mcf in April and averaged $2.88 per Mcf for the third quarter resulting in continued low levels of drilling activity for natural gas in 2012. The increase in drilling activity in oil rich basins has absorbed much of the decrease in demand for natural gas drilling activities in 2012. Our average number of rigs operating remains well below the number of our available rigs. Construction of new land drilling rigs in the United States during the last ten years has significantly contributed to excess capacity. As a result of decreased drilling activity and excess capacity, our average number of rigs operating has declined from historic highs. We expect oil and natural gas prices to continue to be volatile and to affect our financial condition, operations and ability to access sources of capital. Low market prices for oil and natural gas would likely result in lower demand for our drilling rigs and pressure pumping services and could adversely affect our operating results, financial condition and cash flows. Even during periods of high prices for oil and natural gas, companies exploring for oil and natural gas may cancel or curtail programs, or reduce their levels of capital expenditures for exploration and production for a variety of reasons, which could reduce demand for our drilling and pressure pumping services.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

We currently have exposure to interest rate market risk associated with any borrowings that we have under our revolving credit facility and term loan facility. Interest is paid on the outstanding principal amount of borrowings at a floating rate based on, at our election, LIBOR or a base rate. The margin on LIBOR loans ranges from 2.25% to 3.25% and the margin on base rate loans ranges from 1.25% to 2.25%, based on our debt to capitalization ratio. At September 30, 2012, the margin on LIBOR loans was 2.25% and the margin on base rate loans was 1.25%. As of September 30, 2012, we had no balances outstanding under our revolving credit facility or term loan facility. The interest rate on the borrowings outstanding under our credit facilities is variable and adjusts at each interest payment date based on our election of LIBOR or the base rate.

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

Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of September 30, 2012.

Changes in Internal Control Over Financial Reporting —There were no changes in our internal control over financial reporting during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act.

PART II — OTHER INFORMATION

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

The table below sets forth the information with respect to purchases of our common stock made by us during the quarter ended September 30, 2012.

Period Covered	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (in thousands)(1)
July 1-31, 2012	—	—	—	$150,000
August 1-31, 2012	702,786	$15.49	702,786	$139,112
September 1-30, 2012	1,718,773	$16.27	1,718,773	$111,151

Total	2,421,559	$16.04	2,421,559	$111,151

(1)	On August 2, 2007, we announced that our Board of Directors approved a stock buyback program authorizing purchases of up to $250 million of our common stock in open market or privately negotiated transactions. On July 25, 2012 the Board of Directors terminated the remaining authority under this buyback program of approximately $42.8 million. On July 26, 2012, we announced that our Board of Directors approved a new stock buyback program authorizing purchases of up to $150 million of our common stock in open market or privately negotiated transactions.

ITEM 6. Exhibits

The following exhibits are filed herewith or incorporated by reference, as indicated:

3.1	Restated Certificate of Incorporation, as amended (filed August 9, 2004 as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004 and incorporated herein by reference).

3.2	Amendment to Restated Certificate of Incorporation, as amended (filed August 9, 2004 as Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004 and incorporated herein by reference).

3.3	Second Amended and Restated Bylaws (filed August 6, 2007 as Exhibit 3.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2007 and incorporated herein by reference).

10.1	Form of Indemnification Agreement entered into by Patterson-UTI Energy, Inc. with Michael W. Conlon (filed April 28, 2004 as Exhibit 10.11 to the Company’s Annual Report on Form 10-K, as amended, for the year ended December 31, 2003 and incorporated herein by reference).

10.2

Employment Agreement, entered into on September 19, 2012, by and between Patterson-UTI Management Services, LLC and Douglas J. Wall (filed September 24, 2012 as Exhibit 10.1 to the Company’s Current Report on Form 8-K and incorporated herein by reference).

10.3	Credit Agreement dated September 27, 2012 among Patterson-UTI Energy, Inc., as borrower, Wells Fargo Bank, N.A., as administrative agent, letter of credit issuer, swing line lender and lender and each of the other letter of credit issuer and lender parties thereto (filed September 28, 2012 as Exhibit 10.1 to the Company’s Current Report on Form 8-K and incorporated herein by reference).

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	The following materials from Patterson-UTI Energy, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statement of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.

*	filed herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PATTERSON-UTI ENERGY, INC.

By:	/s/ John E. Vollmer III
John E. Vollmer III
Senior Vice President – Corporate Development,
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer and Duly Authorized Officer)

DATE: October 30, 2012