Form 10-Q
period 2013-03-31
PATTERSON UTI ENERGY INC
filed 2013-05-01
CIK 889900

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

or

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

146,889,903 shares of common stock, $0.01 par value, as of April 25, 2013

PATTERSON-UTI ENERGY, INC. AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION

ITEM 1. Financial Statements

The following unaudited consolidated financial statements include all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented.

PATTERSON-UTI ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(unaudited, in thousands, except share data)

	March 31, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$144,031	$110,723
Accounts receivable, net of allowance for doubtful accounts of $3,582 and $3,513 at March 31, 2013 and December 31, 2012, respectively	491,230	465,517
Inventory	22,954	26,889
Deferred tax assets, net	42,505	52,959
Other	40,593	43,903

Total current assets	741,313	699,991
Property and equipment, net	3,682,750	3,615,383
Goodwill and intangible assets	170,435	171,463
Deposits on equipment purchases	35,913	43,776
Other	26,821	26,298

Total assets	$4,657,232	$4,556,911

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$233,576	$188,823
Federal and state income taxes payable	7,261	6,158
Accrued expenses	141,517	158,632
Current portion of long-term debt	7,500	6,250

Total current liabilities	389,854	359,863
Long-term debt	690,000	692,500
Deferred tax liabilities, net	871,403	857,302
Other	6,642	6,589

Total liabilities	1,957,899	1,916,254

Commitments and contingencies (see Note 9)
Stockholders’ equity:
Preferred stock, par value $.01; authorized 1,000,000 shares, no shares issued	—	—
Common stock, par value $.01; authorized 300,000,000 shares with 185,212,330 and 184,059,900 issued and 146,427,968 and 145,913,162 outstanding at March 31, 2013 and December 31, 2012, respectively	1,852	1,841
Additional paid-in capital	890,809	863,558
Retained earnings	2,597,460	2,548,542
Accumulated other comprehensive income	19,464	21,767
Treasury stock, at cost, 38,784,362 shares and 38,146,738 shares at March 31, 2013 and December 31, 2012, respectively	(810,252)	(795,051)

Total stockholders’ equity	2,699,333	2,640,657

Total liabilities and stockholders’ equity	$4,657,232	$4,556,911

The accompanying notes are an integral part of these unaudited consolidated financial statements.

PATTERSON-UTI ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited, in thousands, except per share data)

	Three Months Ended March 31,
	2013	2012
Operating revenues:
Contract drilling	$419,094	$489,482
Pressure pumping	231,160	241,722
Oil and natural gas	16,785	14,717

Total operating revenues	667,039	745,921

Operating costs and expenses:
Contract drilling	247,072	282,649
Pressure pumping	168,156	166,857
Oil and natural gas	2,922	2,730
Depreciation, depletion, amortization and impairment	136,435	122,953
Selling, general and administrative	17,397	13,868
Net (gain) loss on asset disposals	125	(2,400)
Provision for bad debts	—	1,600

Total operating costs and expenses	572,107	588,257

Operating income	94,932	157,664

Other income (expense):
Interest income	173	54
Interest expense	(6,766)	(4,582)
Other	19	55

Total other expense	(6,574)	(4,473)

Income before income taxes	88,358	153,191

Income tax expense:
Current	7,573	7,510
Deferred	24,555	48,407

Total income tax expense	32,128	55,917

Net income	$56,230	$97,274

Net income per common share:
Basic	$0.38	$0.62

Diluted	$0.38	$0.62

Weighted average number of common shares outstanding:
Basic	144,827	154,625

Diluted	146,783	155,401

Cash dividends per common share	$0.05	$0.05

The accompanying notes are an integral part of these unaudited consolidated financial statements.

PATTERSON-UTI ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited, in thousands)

	Three Months Ended March 31,
	2013	2012
Net income	$56,230	$97,274
Other comprehensive income (loss), net of taxes of $0 and $0, respectively:
Foreign currency translation adjustment	(2,303)	2,554

Total comprehensive income	$53,927	$99,828

The accompanying notes are an integral part of these unaudited consolidated financial statements.

PATTERSON-UTI ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(unaudited, in thousands)

					Accumulated
	Common Stock		Additional		Other
	Number of		Paid-in	Retained	Comprehensive	Treasury
	Shares	Amount	Capital	Earnings	Income	Stock	Total
Balance, December 31, 2012	184,060	$1,841	$863,558	$2,548,542	$21,767	$(795,051)	$2,640,657
Net income	—	—	—	56,230	—	—	56,230
Foreign currency translation adjustment	—	—	—	—	(2,303)	—	(2,303)
Issuance of restricted stock	18	—	—	—	—	—	—
Forfeitures of restricted stock	(16)	—	—	—	—	—	—
Exercise of stock options	1,150	11	18,611	—	—	—	18,622
Stock-based compensation	—	—	5,903	—	—	—	5,903
Tax benefit related to stock-based compensation	—	—	2,737	—	—	—	2,737
Payment of cash dividends	—	—	—	(7,312)	—	—	(7,312)
Purchase of treasury stock	—	—	—	—	—	(15,201)	(15,201)

Balance, March 31, 2013	185,212	$1,852	$890,809	$2,597,460	$19,464	$(810,252)	$2,699,333

The accompanying notes are an integral part of these unaudited consolidated financial statements.

PATTERSON-UTI ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Three Months Ended March 31,
	2013	2012
Cash flows from operating activities:
Net income	$56,230	$97,274
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion, amortization and impairment	136,435	122,953
Provision for bad debts	—	1,600
Dry holes and abandonments	10	56
Deferred income tax expense	24,555	48,407
Stock-based compensation expense	5,903	5,458
Net (gain) loss on asset disposals	125	(2,400)
Changes in operating assets and liabilities:
Accounts receivable	(25,220)	(38,109)
Income taxes receivable/payable	1,267	5,807
Inventory and other assets	6,672	5,332
Accounts payable	21,385	30,418
Accrued expenses	(17,698)	(12,234)
Other liabilities	53	(897)

Net cash provided by operating activities	209,717	263,665

Cash flows from investing activities:
Purchase of property and equipment	(174,161)	(263,403)
Proceeds from disposal of assets	707	4,651

Net cash used in investing activities	(173,454)	(258,752)

Cash flows from financing activities:
Purchase of treasury stock	(15,201)	(15)
Dividends paid	(7,312)	(7,788)
Tax benefit related to stock-based compensation	2,737	166
Repayment of long-term debt	(1,250)	(2,500)
Proceeds from borrowing under revolving credit facility	—	54,500
Repayment of borrowing under revolving credit facility	—	(56,000)
Proceeds from exercise of stock options	18,622	195

Net cash used in financing activities	(2,404)	(11,442)

Effect of foreign exchange rate changes on cash	(551)	408

Net increase (decrease) in cash and cash equivalents	33,308	(6,121)
Cash and cash equivalents at beginning of period	110,723	23,946

Cash and cash equivalents at end of period	$144,031	$17,825

Supplemental disclosure of cash flow information:
Net cash paid during the period for:
Interest, net of capitalized interest of $2,281 in 2013 and $1,968 in 2012	$—	$(364)
Income taxes	$(3,543)	$(1,390)
Supplemental investing and financing information:
Net increase in current liabilities for purchase of property and equipment	$24,039	$2,553
Net decrease in deposits on equipment purchases	$7,863	$1,900

The accompanying notes are an integral part of these unaudited consolidated financial statements.

PATTERSON-UTI ENERGY, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Consolidation and Presentation

The unaudited interim consolidated financial statements include the accounts of Patterson-UTI Energy, Inc. (the “Company”) and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. Except for wholly-owned subsidiaries, the Company has no controlling financial interests in any entity which would require consolidation.

The unaudited interim consolidated financial statements have been prepared by management of the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations, although the Company believes the disclosures included either on the face of the financial statements or herein are sufficient to make the information presented not misleading. In the opinion of management, all adjustments which are of a normal recurring nature considered necessary for a fair statement of the information in conformity with accounting principles generally accepted in the United States of America have been included. The Unaudited Consolidated Balance Sheet as of December 31, 2012, as presented herein, was derived from the audited consolidated balance sheet of the Company, but does not include all disclosures required by accounting principles generally accepted in the United States of America. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012. The results of operations for the three months ended March 31, 2013 are not necessarily indicative of the results to be expected for the full year.

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

The following table presents information necessary to calculate net income per share for the three months ended March 31, 2013 and 2012 as well as potentially dilutive securities excluded from the weighted average number of diluted common shares outstanding because their inclusion would have been anti-dilutive (in thousands, except per share amounts):

	Three Months Ended March 31,
	2013	2012
BASIC EPS:
Net income	$56,230	$97,274
Adjust for income attributed to holders of non-vested restricted stock	(482)	(742)

Income attributed to common stockholders	$55,748	$96,532

Weighted average number of common shares outstanding, excluding non-vested shares of restricted stock	144,827	154,625

Basic net income per common share	$0.38	$0.62

DILUTED EPS:
Income attributed to common stockholders	$55,748	$96,532
Add incremental earnings related to potential common shares	6	—

Adjusted income attributed to common stockholders	$55,754	$96,532

Weighted average number of common shares outstanding, excluding non-vested shares of restricted stock	144,827	154,625
Add dilutive effect of potential common shares	1,956	776

Weighted average number of diluted common shares outstanding	146,783	155,401

Diluted net income per common share	$0.38	$0.62

Potentially dilutive securities excluded as anti-dilutive	1,874	3,229

2.	Stock-based Compensation

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

Stock Options. The Company estimates the grant date fair values of stock options using the Black-Scholes-Merton valuation model. Volatility assumptions are based on the historic volatility of the Company’s common stock over the most recent period equal to the expected term of the options as of the date the options are granted. The expected term assumptions are based on the Company’s experience with respect to employee stock option activity. Dividend yield assumptions are based on the expected dividends at the time the options are granted. The risk-free interest rate assumptions are determined by reference to United States Treasury yields. Weighted-average assumptions used to estimate the grant date fair values for stock options granted for the three month periods ended March 31, 2013 and 2012 follow:

	Three Months Ended March 31,
	2013	2012
Volatility	46.19%	48.72%
Expected term (in years)	5.00	5.00
Dividend yield	1.07%	1.00%
Risk-free interest rate	0.72%	0.83%

Stock option activity from January 1, 2013 to March 31, 2013 follows:

	Underlying Shares	Weighted Average Exercise Price
Outstanding at January 1, 2013	7,827,195	$20.35
Granted	60,000	$18.63
Exercised	(1,150,000)	$16.19
Cancelled	—	$—
Expired	—	$—

Outstanding at March 31, 2013	6,737,195	$21.04

Exercisable at March 31, 2013	5,738,036	$21.49

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

Restricted stock activity from January 1, 2013 to March 31, 2013 follows:

	Shares	Weighted Average Grant Date Fair Value
Non-vested restricted stock outstanding at January 1, 2013	1,279,146	$20.03
Granted	18,000	$18.63
Vested	(56,668)	$22.20
Forfeited	(15,570)	$19.68

Non-vested restricted stock outstanding at March 31, 2013	1,224,908	$19.92

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

Restricted stock unit activity from January 1, 2013 to March 31, 2013 follows:

	Shares	Weighted Average Grant Date Fair Value
Non-vested restricted stock units outstanding at January 1, 2013	17,670	$20.08
Granted	—	$—
Vested	—	$—
Forfeited	—	$—

Non-vested restricted stock units outstanding at March 31, 2013	17,670	$20.08

Performance Unit Awards. In 2010, 2011 and 2012, the Company granted stock-settled performance unit awards to certain executive officers (the “Stock-Settled Performance Units”). The Stock-Settled Performance Units provide for the recipients to receive a grant of shares of stock upon the achievement of certain performance goals established by the Compensation Committee during the performance period. The performance period for the Stock-Settled Performance Units is the three year period commencing on April 1 of the year of grant, but can extend for an additional two years in certain circumstances. The performance goals for the Stock-Settled Performance Units are tied to the Company’s total shareholder return for the performance period as compared to total shareholder return for a peer group determined by the Compensation Committee. These goals are considered to be market conditions under the relevant accounting standards and the market conditions were factored into the determination of the fair value of the performance units. Generally, the recipients will receive a target number of shares if the Company’s total shareholder return is positive and, when compared to the peer group, is at the 50th percentile and two times the target if at the 75th percentile or higher. If the Company’s total shareholder return is positive, and, when compared to the peer group, is at the 25th percentile, the recipients will only receive one-half of the target number of shares. The grant of shares when achievement is between the 25th and 75th percentile will be determined on a pro-rata basis. The target number of shares with respect to the 2010 Stock-Settled Performance Units was 178,750. The performance period for the 2010 Stock-Settled Performance Units ended on March 31, 2013 and the Company’s total shareholder return was at the 93rd percentile. In April 2013, 357,500 shares were issued to settle the 2010 Stock-Settled Performance Units.

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

These fair value amounts are charged to expense on a straight-line basis over the performance period. Compensation expense associated with the Stock-Settled Performance Units is shown below (in thousands):

	2012 Performance Unit Awards	2011 Performance Unit Awards	2010 Performance Unit Awards
Three months ended March 31, 2013	$255	$464	$260
Three months ended March 31, 2012	NA	$464	$260

3.	Property and Equipment

Property and equipment consisted of the following at March 31, 2013 and December 31, 2012 (in thousands):

	March 31, 2013	December 31, 2012
Equipment	$5,545,029	$5,387,490
Oil and natural gas properties	164,824	156,834
Buildings	67,585	66,490
Land	11,899	10,413

	5,789,337	5,621,227
Less accumulated depreciation and depletion	(2,106,587)	(2,005,844)

Property and equipment, net	$3,682,750	$3,615,383

4.	Business Segments

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

	Three Months Ended March 31,
	2013	2012
Revenues:
Contract drilling	$420,233	$490,703
Pressure pumping	231,160	241,722
Oil and natural gas	16,785	14,717

Total segment revenues	668,178	747,142
Elimination of intercompany revenues (a)	(1,139)	(1,221)

Total revenues	$667,039	$745,921

Income before income taxes:
Contract drilling	$72,549	$111,771
Pressure pumping	28,515	46,787
Oil and natural gas	6,241	7,518

	107,305	166,076
Corporate and other	(12,248)	(10,812)
Net gain (loss) on asset disposals (b)	(125)	2,400
Interest income	173	54
Interest expense	(6,766)	(4,582)
Other	19	55

Income before income taxes	$88,358	$153,191

	March 31, 2013	December 31, 2012
Identifiable assets:
Contract drilling	$3,607,349	$3,538,289
Pressure pumping	802,050	784,128
Oil and natural gas	55,212	54,188
Corporate and other (c)	192,621	180,306

Total assets	$4,657,232	$4,556,911

(a)	Consists of contract drilling intercompany revenues for drilling services provided to the oil and natural gas exploration and production segment.
(b)	Net gains or losses associated with the disposal of assets relate to corporate strategy decisions of the executive management group. Accordingly, the related gains or losses have been separately presented and excluded from the results of specific segments.
(c)	Corporate and other assets primarily include cash on hand and certain deferred tax assets.

5.	Goodwill and Intangible Assets

Goodwill — Goodwill by operating segment as of March 31, 2013 and changes for the three months then ended are as follows (in thousands):

	Contract Drilling	Pressure Pumping	Total
Balance December 31, 2012	$86,234	$67,575	$153,809
Changes to goodwill	—	—	—

Balance March 31, 2013	$86,234	$67,575	$153,809

There were no accumulated impairment losses as of March 31, 2013 or December 31, 2012.

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

The non-compete agreement has a term of three years from October 1, 2010. The value of this agreement was estimated using a with and without scenario where cash flows were projected through the term of the agreement assuming the agreement is in place and compared to cash flows assuming the non-compete agreement was not in place. The intangible asset associated with the non-compete agreement is being amortized on a straight-line basis over the three-year term of the agreement. Amortization expense of approximately $117,000 was recorded in the three months ended March 31, 2013 and 2012.

The value of the customer relationships was estimated using a multi-period excess earnings model to determine the present value of the projected cash flows associated with the customers in place at the time of the acquisition and taking into account a contributory asset charge. The resulting intangible asset is being amortized on a straight-line basis over seven years. Amortization expense of approximately $911,000 was recorded in the three months ended March 31, 2013 and 2012 associated with customer relationships.

The following table presents the gross carrying amount and accumulated amortization of intangible assets as of March 31, 2013 and December 31, 2012 (in thousands):

	March 31, 2013			December 31, 2012
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Non-compete agreement	$1,400	$(1,167)	$233	$1,400	$(1,050)	$350
Customer relationships	25,500	(9,107)	16,393	25,500	(8,196)	17,304

Total intangible assets	$26,900	$(10,274)	$16,626	$26,900	$(9,246)	$17,654

6.	Accrued Expenses

Accrued expenses consisted of the following at March 31, 2013 and December 31, 2012 (in thousands):

	March 31, 2013	December 31, 2012
Salaries, wages, payroll taxes and benefits	$39,276	$55,430
Workers’ compensation liability	66,755	68,441
Property, sales, use and other taxes	7,211	9,749
Insurance, other than workers’ compensation	6,104	10,419
Accrued interest payable	14,518	7,664
Deferred revenue—current	—	1,523
Other	7,653	5,406

	$141,517	$158,632

Deferred revenue was recorded in the fourth quarter of 2010 in the purchase price allocation associated with the Company’s acquisition of a pressure pumping business. The deferred revenue related to out-of-market pricing agreements that were in place at the acquired business at the time of the acquisition. The deferred revenue was recognized as pressure pumping revenue over the term of the pricing agreements, which have now expired. Deferred revenue of approximately $1.5 million and $1.8 million was recognized in the three months ended March 31, 2013 and 2012, respectively, related to these pricing agreements.

7.	Asset Retirement Obligation

The Company records a liability for the estimated costs to be incurred in connection with the abandonment of oil and natural gas properties in the future. This liability is included in the caption “other” in the liabilities section of the consolidated balance sheet. The following table describes the changes to the Company’s asset retirement obligations during the three months ended March 31, 2013 and 2012 (in thousands):

	Three Months Ended March 31,
	2013	2012
Balance at beginning of year	$4,422	$3,455
Liabilities incurred	71	106
Liabilities settled	(13)	(68)
Accretion expense	41	37
Revision in estimated costs of plugging oil and natural gas wells	—	550

Asset retirement obligation at end of period	$4,521	$4,080

8.	Long Term Debt

Credit Facilities - On September 27, 2012, the Company entered into a Credit Agreement (the “Credit Agreement”) with Wells Fargo Bank, N.A., as administrative agent, letter of credit issuer, swing line lender and lender, and each of the other lenders party thereto. The Credit Agreement is a committed senior unsecured credit facility that includes a revolving credit facility and a term loan facility.

The revolving credit facility permits aggregate borrowings of up to $500 million outstanding at any time. The revolving credit facility contains a letter of credit facility that is limited to $150 million and a swing line facility that is limited to $40 million, in each case outstanding at any time.

The term loan facility provides for a loan of $100 million, which was drawn on December 24, 2012. The term loan facility is payable in quarterly principal installments, which commenced December 27, 2012. The installment amounts vary from 1.25% of the original principal amount for each of the first four quarterly installments, 2.50% of the original principal amount for each of the subsequent eight quarterly installments, 5.00% of the original principal amount for the subsequent four quarterly installments and 13.75% of the original principal amount for the final four quarterly installments.

Subject to customary conditions, the Company may request that the lenders’ aggregate commitments with respect to the revolving credit facility and/or the term loan facility be increased by up to $100 million, not to exceed total commitments of $700 million. The maturity date under the Credit Agreement is September 27, 2017 for both the revolving facility and the term facility.

Loans under the Credit Agreement bear interest by reference, at the Company’s election, to the LIBOR rate or base rate, provided, that swing line loans bear interest by reference only to the base rate. The applicable margin on LIBOR rate loans varies from 2.25% to 3.25% and the applicable margin on base rate loans varies from 1.25% to 2.25%, in each case determined based upon the Company’s debt to capitalization ratio. As of March 31, 2013, the applicable margin on LIBOR rate loans was 2.25% and the applicable margin on base rate loans was 1.25%. A letter of credit fee is payable by the Company equal to the applicable margin for LIBOR rate loans times the daily amount available to be drawn under outstanding letters of credit. The commitment fee rate payable to the lenders for the unused portion of the credit facility is 0.50%.

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

The Credit Agreement requires compliance with two financial covenants. The Company must not permit its debt to capitalization ratio to exceed 45%. The Credit Agreement generally defines the debt to capitalization ratio as the ratio of (a) total borrowed money indebtedness to (b) the sum of such indebtedness plus consolidated net worth, with consolidated net worth determined as of the last day of the most recently ended fiscal quarter. The Company also must not permit the interest coverage ratio as of the last day of a fiscal quarter to be less than 3.00 to 1.00. The Credit Agreement generally defines the interest coverage ratio as the ratio of earnings before interest, taxes, depreciation and amortization (“EBITDA”) of the four prior fiscal quarters to interest charges for the same period. The Company was in compliance with these covenants at March 31, 2013. The Credit Agreement also contains customary representations, warranties and affirmative and negative covenants.

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

As of March 31, 2013, the Company had $97.5 million principal amount outstanding under the term loan facility at an interest rate of 2.625% and no amounts outstanding under the revolving credit facility. The Company had $39.8 million in letters of credit outstanding at March 31, 2013 and, as a result, had available borrowing capacity of approximately $460 million at that date.

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

The respective note purchase agreements require compliance with two financial covenants. The Company must not permit its debt to capitalization ratio to exceed 50% at any time. The note purchase agreements generally define the debt to capitalization ratio as the ratio of (a) total borrowed money indebtedness to (b) the sum of such indebtedness plus consolidated net worth, with consolidated net worth determined as of the last day of the most recently ended fiscal quarter. The Company also must not permit the interest coverage ratio as of the last day of a fiscal quarter to be less than 2.50 to 1.00. The note purchase agreements generally define the interest coverage ratio as the ratio of EBITDA for the four prior fiscal quarters to interest charges for that same period. The Company was in compliance with these covenants at March 31, 2013.

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

The Company incurred approximately $10.8 million in debt issuance costs during 2010 in connection with the previous credit agreement and the Series A Notes. During the third quarter of 2012, $978,000 of these costs were charged to interest expense due to the early termination of the previous credit agreement. The Company incurred approximately $7.6 million in debt issuance costs during 2012 in connection with the Series B Notes and the Credit Agreement. These costs were deferred and are recognized as interest expense over the term of the underlying debt. Interest expense related to the amortization of debt issuance costs was approximately $547,000 and $604,000 for the three months ended March 31, 2013 and 2012.

Presented below is a schedule of the principal repayment requirements of long-term debt by fiscal year as of March 31, 2013 (in thousands):

Year ending December 31,
2013	$5,000
2014	10,000
2015	12,500
2016	28,750
2017	41,250
Thereafter	600,000

Total	$697,500

9.	Commitments, Contingencies and Other Matters

As of March 31, 2013, the Company maintained letters of credit in the aggregate amount of $39.8 million for the benefit of various insurance companies as collateral for retrospective premiums and retained losses which could become payable under the terms of the underlying insurance contracts. These letters of credit expire annually at various times during the year and are typically renewed. As of March 31, 2013, no amounts had been drawn under the letters of credit.

As of March 31, 2013, the Company had commitments to purchase approximately $128 million of major equipment for its drilling and pressure pumping businesses.

The Company’s pressure pumping business has entered into agreements to purchase minimum quantities of proppants and chemicals from certain vendors. These agreements expire in 2016 and 2017. As of March 31, 2013, the remaining obligation under these agreements is approximately $35.0 million, of which materials with a total purchase price of approximately $7.2 million are expected to be delivered during the last three quarters of 2013. In the event that the required minimum quantities are not purchased during any contract year, the Company would be required to make a liquidated damages payment to the respective vendor for any shortfall.

In November of 2011, the Company’s pressure pumping business entered into an agreement with a proppant vendor to advance, on a non-revolving basis, up to $12.0 million to such vendor to finance the construction of certain processing facilities. This advance is secured by the underlying processing facilities and bears interest at an annual rate of 5.0%. Repayment of the advance is to be made through discounts applied to purchases from the vendor and repayment of all amounts advanced must be made no later than October 1, 2017. As of March 31, 2013, advances of approximately $11.8 million had been made under this agreement and repayments of approximately $531,000 had been received resulting in a balance outstanding of approximately $11.2 million.

The Company is party to various legal proceedings arising in the normal course of its business. The Company does not believe that the outcome of these proceedings, either individually or in the aggregate, will have a material adverse effect on its financial condition, results of operations or cash flows.

10.	Stockholders’ Equity

Cash Dividends—The Company paid cash dividends during the three months ended March 31, 2012 and 2013 as follows:

2012:	Per Share	Total
		(in thousands)
Paid on March 30, 2012	$0.05	$7,788

2013:	Per Share	Total
		(in thousands)
Paid on March 29, 2013	$0.05	$7,312

On April 24, 2013, the Company’s Board of Directors approved a cash dividend on its common stock in the amount of $0.05 per share to be paid on June 28, 2013 to holders of record as of June 14, 2013. The amount and timing of all future dividend payments, if any, are subject to the discretion of the Board of Directors and will depend upon business conditions, results of operations, financial condition, terms of the Company’s credit facilities and other factors.

On July 25, 2012, the Company’s Board of Directors approved a stock buyback program authorizing purchases of up to $150 million of the Company’s common stock in open market or privately negotiated transactions. During the three months ended March 31, 2013, no shares were purchased under the stock buyback program. As of March 31, 2013, the Company has remaining authorization to purchase approximately $51.1 million of the Company’s outstanding common stock under the stock buyback program. Shares purchased under the buyback programs are accounted for as treasury stock.

The Company purchased 637,624 shares of treasury stock from employees during the three months ended March 31, 2013. These shares were purchased at fair market value upon the exercise of stock options to provide the employees with the funds necessary to pay the exercise price of the stock option and to satisfy payroll tax withholding obligations. The total purchase price for these shares was approximately $15.2 million. These purchases were made pursuant to the terms of the Patterson-UTI Energy, Inc. 2005 Long-Term Incentive Plan and not pursuant to the stock buyback program.

Accumulated other comprehensive income is composed solely of amounts related to foreign currency translation.

11.	Income Taxes

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

As a result of the above conversion, the Company’s Canadian assets are no longer directly subject to United States taxation, provided that the related unremitted earnings are permanently reinvested in Canada. Effective January 1, 2010, the Company has elected to permanently reinvest these unremitted earnings in Canada, and intends to do so for the foreseeable future. As a result, no deferred United States federal or state income taxes have been provided on such unremitted foreign earnings, which totaled approximately $33.7 million as of March 31, 2013. The unrecognized deferred tax liability associated with these earnings was approximately $5.1 million, net of available foreign tax credits. This liability would be recognized if the Company received a dividend of these unremitted earnings.

12.	Fair Values of Financial Instruments

The carrying values of cash and cash equivalents, trade receivables and accounts payable approximate fair value due to the short-term maturity of these items. These fair value estimates are considered Level 1 fair value estimates in the fair value hierarchy of fair value accounting.

The estimated fair value of the Company’s outstanding debt balances (including current portion) as of March 31, 2013 and December 31, 2012 is set forth below (in thousands):

	March 31, 2013		December 31, 2012
	Carrying Value	Fair Value	Carrying Value	Fair Value
Borrowings under Credit Agreement:
Term loan facility	$97,500	$97,500	$98,750	$98,750
4.97% Series A Senior Notes	300,000	321,743	300,000	329,281
4.27% Series B Senior Notes	300,000	303,342	300,000	310,591

Total debt	$697,500	$722,585	$698,750	$738,622

The carrying values of the balances outstanding under the term loan approximate their fair values as this instrument has a floating interest rate. The fair value of the 4.97% Series A Senior Notes and the 4.27% Series B Senior Notes at March 31, 2013 and December 31, 2012 are based on discounted cash flows associated with the respective notes using current market rates of interest at those respective dates. For the 4.97% Series A Senior Notes, the current market rates used in measuring this fair value were 3.49% at March 31, 2013 and 3.36% at December 31, 2012. For the 4.27% Series B Senior Notes, the current market rate used in measuring this fair value was 3.85% at March 31, 2013 and 3.70% at December 31, 2012. These fair value estimates are based on observable market inputs and are considered Level 2 fair value estimates in the fair value hierarchy of fair value accounting.

13.	Recently Issued Accounting Standards

In February 2013, the FASB issued an accounting standards update that requires additional disclosures regarding reclassifications out of accumulated other comprehensive income. This requirement is effective for fiscal years, and interim periods within those years, beginning after December 15, 2012, and became effective for the Company in the quarter ended March 31, 2013. The adoption of this update did not have a material impact on the Company’s disclosures included in its consolidated financial statements. The Company includes in accumulated other comprehensive income the cumulative translation adjustment of its foreign subsidiary.

In February 2013, the FASB issued an accounting standards update to provide guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of the update is fixed at the reporting date, except for obligations addressed within existing guidance in U.S. GAAP. The guidance requires an entity to measure those obligations as the sum of the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors and any additional amount the reporting entity expects to pay on behalf of its co-obligors. The update also requires an entity to disclose the nature and amount of the obligation as well as other information about those obligations. The requirements in this update are effective during interim and annual periods beginning after December 15, 2013. The adoption of this update is not expected to have a material impact on the Company’s consolidated financial statements.

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

Forward-looking statements are not guarantees of future performance and a variety of factors could cause actual results to differ materially from the anticipated or expected results expressed in or suggested by these forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, global economic conditions, volatility in customer spending and in oil and natural gas prices that could adversely affect demand for our services and their associated effect on rates, utilization, margins and planned capital expenditures, excess availability of land drilling rigs and pressure pumping equipment, including as a result of reactivation or construction, adverse industry conditions, adverse credit and equity market conditions, difficulty in integrating acquisitions, shortages of labor, equipment, supplies and materials, weather, loss of key customers, liabilities from operations for which we do not have and receive full indemnification or insurance, governmental regulation and ability to retain management and field personnel. Refer to “Risk Factors” contained in Part 1 of our Annual Report on Form 10-K for the year ended December 31, 2012 for a more complete discussion of these and other factors that might affect our performance and financial results. You are cautioned not to place undue reliance on any of our forward-looking statements. These forward-looking statements are intended to relay our expectations about the future, and speak only as of the date they are made. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, changes in internal estimates or otherwise, except as required by law.

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

We have a drilling fleet that consists of more than 300 marketable land-based drilling rigs. There continues to be uncertainty with respect to the global economic environment and crude oil and natural gas prices remain volatile. During the first quarter of 2013, our average number of rigs operating in the United States was 188, compared to an average of 224 drilling rigs operating during the same period in 2012. During the first quarter of 2013, our average number of rigs operating in Canada was 11 compared to 13 drilling rigs operating during the first quarter of 2012.

We have addressed our customers’ needs for drilling wells in the newer horizontal shale and other unconventional resource plays by expanding our areas of operation and improving the capabilities of our drilling fleet during the last several years. As of March 31, 2013, we have completed 117 new APEX® rigs and made performance and safety improvements to existing high capacity rigs. We have plans to complete 9 additional new APEX® rigs in the remainder of 2013. In connection with the newer horizontal shale and other unconventional resource plays, we have added equipment to perform service intensive fracturing jobs. As of March 31, 2013, we had more than 750,000 hydraulic horsepower in our pressure pumping fleet. Low natural gas prices and the industry-wide addition of new pressure pumping equipment to the marketplace has led to an excess supply of pressure pumping equipment in North America.

We maintain a backlog of commitments for contract drilling revenues under term contracts, which we define as contracts with a fixed term of six months or more. Our backlog as of March 31, 2013 was approximately $1.14 billion. We expect approximately $626 million of our backlog to be realized in the remainder of 2013. We calculate our backlog by multiplying the day rate under our term drilling contracts by the number of days remaining under the contract. The calculation does not include any revenues related to other fees such as for mobilization, demobilization and customer reimbursables, nor does it include potential reductions in rates for unscheduled standby or during periods in which the rig is moving, on standby or incurring maintenance and repair time in excess of what is permitted under the drilling contract. In addition, generally our term drilling contracts are subject to termination by the customer on short notice and provide for an early termination payment to us in the event that the contract is terminated by the customer.

For the three months ended March 31, 2013 and 2012, our operating revenues consisted of the following (dollars in thousands):

	Three Months Ended March 31,
	2013		2012
Contract drilling	$419,094	63%	$489,482	66%
Pressure pumping	231,160	35	241,722	32
Oil and natural gas	16,785	2	14,717	2

	$667,039	100%	$745,921	100%

Generally, the profitability of our business is impacted most by two primary factors in our contract drilling segment: our average number of rigs operating and our average revenue per operating day. During the first quarter of 2013, our average number of rigs operating was 188 in the United States and 11 in Canada compared to 224 in the United States and 13 in Canada in the first quarter of 2012. Our average revenue per operating day was $23,410 in the first quarter of 2013 compared to $22,650 in the first quarter of 2012. Due primarily to reduced revenues in our contract drilling and pressure pumping segments, as well as higher depreciation, depletion and amortization expense, consolidated net income for the first quarter of 2013 was $56.2 million compared to consolidated net income of $97.3 million for the first quarter of 2012.

Our revenues, profitability and cash flows are highly dependent upon prevailing prices for oil and natural gas. During periods of improved commodity prices, the capital spending budgets of oil and natural gas operators tend to expand, which generally results in increased demand for our services. Conversely, in periods when these commodity prices deteriorate, the demand for our services generally weakens and we experience downward pressure on pricing for our services. Oil and natural gas prices and our monthly average number of rigs operating have declined from historic highs. In March 2013, our average number of rigs operating was 199.

We are highly impacted by competition, the availability of excess equipment, labor issues, weather and various other factors that could materially adversely affect our business, financial condition, cash flows and results of operations. Please see “Risk Factors” included in Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

We believe that our liquidity as of March 31, 2013, which includes approximately $351 million in working capital, approximately $460 million available under our $500 million revolving credit facility, together with cash expected to be generated from operations, should provide us with sufficient ability to fund our current plans to build new equipment, make improvements to our existing equipment, service our debt and pay cash dividends. If we pursue opportunities for growth that require capital, we believe we would be able to satisfy these needs through a combination of working capital, cash flows from operating activities, borrowing capacity under our revolving credit facility or additional debt or equity financing. However, there can be no assurance that such capital will be available on reasonable terms, if at all.

Commitments and Contingencies — As of March 31, 2013, we maintained letters of credit in the aggregate amount of $39.8 million for the benefit of various insurance companies as collateral for retrospective premiums and retained losses which could become payable under the terms of the underlying insurance contracts. These letters of credit expire annually at various times during the year and are typically renewed. As of March 31, 2013, no amounts had been drawn under the letters of credit.

As of March 31, 2013, we had commitments to purchase approximately $128 million of major equipment for our drilling and pressure pumping businesses.

Our pressure pumping business has entered into agreements to purchase minimum quantities of proppants and chemicals from certain vendors. These agreements expire in 2016 and 2017. As of March 31, 2013, the remaining obligation under these agreements is approximately $35.0 million, of which materials with a total purchase price of approximately $7.2 million are expected to be delivered during the last three quarters of 2013. In the event that the required minimum quantities are not purchased during any contract year, the Company would be required to make a liquidated damages payment to the respective vendor for any shortfall.

In November 2011, our pressure pumping business entered into an agreement with a proppant vendor to advance, on a non-revolving basis, up to $12.0 million to such vendor to finance its construction of certain processing facilities. This advance is secured by the underlying processing facilities and other assets and bears interest at an annual rate of 5.0%. Repayment of the advance is to be made through discounts applied to purchases from the vendor and repayment of all amounts advanced must be made no later than October 1, 2017. As of March 31, 2013, advances of approximately $11.8 million had been made under this agreement and repayments of approximately $531,000 had been received resulting in a balance outstanding of approximately $11.2 million.

Trading and Investing — We have not engaged in trading activities that include high-risk securities, such as derivatives and non-exchange traded contracts. We invest cash primarily in highly liquid, short-term investments such as overnight deposits and money market accounts.

Description of Business — We conduct our contract drilling operations primarily in the continental United States, Alaska and western and northern Canada. We have more than 300 marketable land-based drilling rigs. We provide pressure pumping services to oil and natural gas operators primarily in Texas and the Appalachian Basin. Pressure pumping services are primarily well stimulation and cementing for completion of new wells and remedial work on existing wells. We also invest in oil and natural gas assets as a non-operating working interest owner. Our oil and natural gas working interests are located primarily in Texas and New Mexico.

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

Construction of new technology drilling rigs increased in recent years. The addition of new technology drilling rigs to the market, combined with a reduction in the drilling of vertical wells, has resulted in excess capacity of conventional drilling rigs. Similarly, the substantial increase in unconventional resource plays has led to higher demand for pressure pumping services, and there has been a significant increase in the construction of new pressure pumping equipment across the industry. As a result of relatively low natural gas prices and the construction of new equipment, there is currently an excess of pressure pumping equipment available. In circumstances of excess capacity, providers of pressure pumping services have difficulty sustaining profit margins and may sustain losses during downturn periods. We cannot predict either the future level of demand for our contract drilling or pressure pumping services or future conditions in the oil and natural gas contract drilling or pressure pumping businesses.

Critical Accounting Policies

In addition to established accounting policies, our consolidated financial statements are impacted by certain estimates and assumptions made by management. No changes in our critical accounting policies have occurred since the filing of our Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

Liquidity and Capital Resources

As of March 31, 2013, we had working capital of $351 million, including cash and cash equivalents of $144 million, compared to working capital of $340 million and cash and cash equivalents of $111 million at December 31, 2012.

During the three months ended March 31, 2013, our sources of cash flow included:

•	$210 million from operating activities,

•	$21.4 million from the exercise of stock options and related tax benefits associated with stock-based compensation, and

•	$707,000 in proceeds from the disposal of property and equipment.

During the three months ended March 31, 2013, we used $15.2 million to repurchase shares of our common stock, $7.3 million to pay dividends on our common stock, $1.3 million to repay long-term debt and $174 million:

•	to build new drilling rigs and pressure pumping equipment,

•	to make capital expenditures for the betterment and refurbishment of our drilling rigs and pressure pumping equipment,

•	to acquire and procure equipment and facilities to support our drilling and pressure pumping operations, and

•	to fund investments in oil and natural gas properties on a working interest basis.

We paid cash dividends during the three months ended March 31, 2013 as follows:

	Per Share	Total
		(in thousands)
Paid on March 29, 2013	$0.05	$7,312

On April 24, 2013, our Board of Directors approved a cash dividend on our common stock in the amount of $0.05 per share to be paid on June 28, 2013 to holders of record as of June 14, 2013. The amount and timing of all future dividend payments, if any, is subject to the discretion of the Board of Directors and will depend upon business conditions, results of operations, financial condition, terms of our credit facilities and other factors.

On July 25, 2012, our Board of Directors approved a stock buyback program authorizing purchases of up to $150 million of our common stock in open market or privately negotiated transactions. During the three months ended March 31, 2013, no shares were purchased under the stock buyback program. As of March 31, 2013, we had remaining authorization to purchase approximately $51.1 million of our outstanding common stock under the stock buyback program.

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

The term loan facility provides for a loan of $100 million, which was drawn on December 24, 2012. The term loan facility is payable in quarterly principal installments, which commenced December 27, 2012. The installment amounts vary from 1.25% of the original principal amount for each of the first four quarterly installments, 2.50% of the original principal amount for each of the subsequent eight quarterly installments, 5.00% of the original principal amount for the subsequent four quarterly installments and 13.75% of the original principal amount for the final four quarterly installments.

Subject to customary conditions, we may request that the lenders’ aggregate commitments with respect to the revolving credit facility and/or the term loan facility be increased by up to $100 million, not to exceed total commitments of $700 million. The maturity date under the Credit Agreement is September 27, 2017 for both the revolving facility and the term facility.

Loans under the Credit Agreement bear interest by reference, at our election, to the LIBOR rate or base rate, provided, that swing line loans bear interest by reference only to the base rate. The applicable margin on LIBOR rate loans varies from 2.25% to 3.25% and the applicable margin on base rate loans varies from 1.25% to 2.25%, in each case determined based upon our debt to capitalization ratio. As of March 31, 2013, the applicable margin on LIBOR rate loans was 2.25% and the applicable margin on base rate loans was 1.25%. A letter of credit fee is payable by us equal to the applicable margin for LIBOR rate loans times the daily amount available to be drawn under outstanding letters of credit. The commitment fee rate payable to the lenders for the unused portion of the credit facility is 0.50%.

Each of our domestic subsidiaries other than immaterial subsidiaries has unconditionally guaranteed all of our existing and future indebtedness and liabilities of the other guarantors arising under the Credit Agreement and other loan documents. Such guarantees also cover our obligations and those of any of our subsidiaries arising under any interest rate swap contract with any person while such person is a lender under the Credit Agreement.

The Credit Agreement also requires compliance with two financial covenants. We must not permit our debt to capitalization ratio to exceed 45%. The Credit Agreement generally defines the debt to capitalization ratio as the ratio of (a) total borrowed money indebtedness to (b) the sum of such indebtedness plus consolidated net worth, with consolidated net worth determined as of the last day of the most recently ended fiscal quarter. We also must not permit the interest coverage ratio as of the last day of a fiscal quarter to be less than 3.00 to 1.00. The Credit Agreement generally defines the interest coverage ratio as the ratio of EBITDA of the four prior fiscal quarters to interest charges for the same period. We were in compliance with these financial covenants as of March 31, 2013. The Credit Agreement also contains customary representations, warranties, indemnities and affirmative and negative covenants. We do not expect that the restrictions and covenants will impair, in any material respect, our ability to operate or react to opportunities that might arise.

Events of default under the Credit Agreement include failure to pay principal or interest when due, failure to comply with the financial and operational covenants, as well as a cross default event, loan document enforceability event, change of control event and bankruptcy and other insolvency events. If an event of default occurs and is continuing, then a majority of the lenders have the right, among others, to (i) terminate the commitments under the Credit Agreement, (ii) accelerate and require us to repay all the outstanding amounts owed under any loan document (provided that in limited circumstances with respect to insolvency and bankruptcy, such acceleration is automatic), and (iii) requires us to cash collateralize any outstanding letters of credit.

As of March 31, 2013, we had $97.5 million principal amount outstanding under the term loan facility at an interest rate of 2.625% and no amounts outstanding under the revolving credit facility. We had $39.8 million in letters of credit outstanding at March 31, 2013 and, as a result, we had available borrowing of approximately $460 million at that date.

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

The Series A Notes and Series B Notes are senior unsecured obligations which rank equally in right of payment with all of our other unsubordinated indebtedness. The Series A Notes and Series B Notes are guaranteed on a senior unsecured basis by each of our existing domestic subsidiaries other than immaterial subsidiaries.

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

The respective note purchase agreements require compliance with two financial covenants. We must not permit our debt to capitalization ratio to exceed 50% at any time. The note purchase agreements generally define the debt to capitalization ratio as the ratio of (a) total borrowed money indebtedness to (b) the sum of such indebtedness plus consolidated net worth, with consolidated net worth determined as of the last day of the most recently ended fiscal quarter. We also must not permit the interest coverage ratio as of the last day of a fiscal quarter to be less than 2.50 to 1.00. The note purchase agreements generally define the interest coverage ratio as the ratio of EBITDA for the four prior fiscal quarters to interest charges for the same period. We were in compliance with these financial covenants as of March 31, 2013. We do not expect that the restrictions and covenants will impair, in any material respect, our ability to operate or react to opportunities that might arise.

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

We believe that our liquidity as of March 31, 2013, which included approximately $351 million in working capital, and approximately $460 million available under our $500 million revolving credit facility, together with cash expected to be generated from operations, should provide us with sufficient ability to fund our current plans to build new equipment, make improvements to our existing equipment, service our debt and pay cash dividends. If we pursue opportunities for growth that require capital, we believe we would be able to satisfy these needs through a combination of working capital, cash flows from operating activities, borrowing capacity under our revolving credit facility or additional debt or equity financing. However, there can be no assurance that such capital will be available on reasonable terms, if at all.

Results of Operations

The following tables summarize operations by business segment for the three months ended March 31, 2013 and 2012:

Contract Drilling	2013	2012	% Change
	(Dollars in thousands)
Revenues	$419,094	$489,482	(14.4)%
Direct operating costs	$247,072	$282,649	(12.6)%
Selling, general and administrative	$1,851	$1,336	38.5%
Depreciation and impairment	$97,622	$93,726	4.2%
Operating income	$72,549	$111,771	(35.1)%
Operating days	17,903	21,610	(17.2)%
Average revenue per operating day	$23.41	$22.65	3.4%
Average direct operating costs per operating day	$13.80	$13.08	5.5%
Average rigs operating	199	237	(16.0)%
Capital expenditures	$134,383	$200,607	(33.0)%

Revenues and direct operating costs decreased in 2013 compared to 2012 as a result of fewer operating days. A greater number of APEX® rigs working combined with fewer total rigs working caused an increase in the average revenue per operating day. We received a $2.9 million early termination payment for one rig that also caused an increase in the average revenue per operating day in 2013. Average direct operating costs per operating day increased in 2013 due primarily to higher labor and related costs. Capital expenditures were incurred in 2013 and 2012 to build new drilling rigs, to modify and upgrade our drilling rigs and to acquire additional related equipment such as top drives, drill pipe, drill collars, engines, fluid circulating systems, rig hoisting systems and safety enhancement equipment. Depreciation expense increased primarily as a result of capital expenditures.

Pressure Pumping	2013	2012	% Change
	(Dollars in thousands)
Revenues	$231,160	$241,722	(4.4)%
Direct operating costs	$168,156	$166,857	0.8%
Selling, general and administrative	$4,253	$4,275	(0.5)%
Depreciation and amortization	$30,236	$23,803	27.0%
Operating income	$28,515	$46,787	(39.1)%
Fracturing jobs	266	330	(19.4)%
Other jobs	1,142	1,659	(31.2)%
Total jobs	1,408	1,989	(29.2)%
Average revenue per fracturing job	$784.60	$625.98	25.3%
Average revenue per other job	$19.66	$21.19	(7.2)%
Average revenue per total job	$164.18	$121.53	35.1%
Average direct operating costs per total job	$119.43	$83.89	42.4%
Capital expenditures	$30,234	$54,574	(44.6)%

Our customers have increased their activities in the development of unconventional reservoirs resulting in an increase in larger multi-stage fracturing jobs associated therewith. We have added additional equipment through construction and acquisition to meet this demand and expand our area of operations. As a result, although total fracturing jobs have decreased, we have continued to experience an increase in the number of these larger multi-stage fracturing jobs as a proportion of the total fracturing jobs we performed. Average revenue per fracturing job increased primarily as a result of this increase in the number of larger multi-stage fracturing jobs in 2013 as compared to 2012. Average revenue per other job decreased as a result of a change in job mix. Average direct operating costs per total job increased primarily as a result of increased costs of materials, higher labor and related costs and higher repairs and maintenance costs. Depreciation and amortization expense increased in 2013 due to significant capital expenditures incurred in recent years to add capacity.

Oil and Natural Gas Production and Exploration	2013	2012	% Change
	(Dollars in thousands)
Revenues—Oil	$15,395	$13,813	11.5%
Revenues – Natural gas and liquids	$1,390	$904	53.8%
Revenues—Total	$16,785	$14,717	14.1%
Direct operating costs	$2,922	$2,730	7.0%
Depletion and impairment	$7,622	$4,469	70.6%
Operating income	$6,241	$7,518	(17.0)%
Capital expenditures	$8,664	$7,429	16.6%

Total revenues increased primarily as a result of increased production of oil and higher average oil prices. Oil production increased due to the addition of new wells. Depletion and impairment expense in 2013 includes approximately $1.9 million of oil and natural gas property impairments compared to approximately $292,000 of oil and natural gas property impairments in 2012. Depletion expense increased approximately $1.5 million in 2013 compared to 2012 primarily due to increased oil production.

Corporate and Other	2013	2012	% Change
	(Dollars in thousands)
Selling, general and administrative	$11,293	$8,257	36.8%
Depreciation	$955	$955	0.0%
Net gain (loss) on asset disposals	$(125)	$2,400	NA
Provision for bad debts	$—	$1,600	(100.0)%
Interest income	$173	$54	220.4%
Interest expense	$6,766	$4,582	47.7%
Other income	$19	$55	(65.5)%
Capital expenditures	$880	$793	11.0%

Selling, general and administrative expense in the first quarter of 2012 included a reduction in personnel costs related to the final determination of payouts under the 2009 Performance Unit Awards upon the completion of the performance period. There was no similar reduction in the first quarter of 2013. Gains and losses on the disposal of assets are treated as part of our corporate activities because such transactions relate to corporate strategy decisions of our executive management group. A provision for bad debts was recorded in the first quarter of 2012; we determined that no provision was needed in the first quarter of 2013. Interest expense increased in 2013 due primarily to interest charges related to the $300 million of Series B Senior Notes issued and sold on June 14, 2012.

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

As a result of the above conversion, our Canadian assets are no longer directly subject to United States taxation, provided that the related unremitted earnings are permanently reinvested in Canada. Effective January 1, 2010, we have elected to permanently reinvest these unremitted earnings in Canada, and we intend to do so for the foreseeable future. As a result, no deferred United States federal or state income taxes have been provided on such unremitted foreign earnings, which totaled approximately $33.7 million as of March 31, 2013. The unrecognized deferred tax liability associated with these earnings was approximately $5.1 million, net of available foreign tax credits. This liability would be recognized if we received a dividend of these unremitted earnings.

Recently Issued Accounting Standards

In February 2013, the FASB issued an accounting standards update that requires additional disclosures regarding reclassifications out of accumulated other comprehensive income. This requirement is effective for fiscal years, and interim periods within those years, beginning after December 15, 2012, and became effective for us in the quarter ended March 31, 2013. The adoption of this update did not have a material impact on the disclosures included in our consolidated financial statements. We include in accumulated other comprehensive income the cumulative translation adjustment of our foreign subsidiary.

In February 2013, the FASB issued an accounting standards update to provide guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of the update is fixed at the reporting date, except for obligations addressed within existing guidance in U.S. GAAP. The guidance requires an entity to measure those obligations as the sum of the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors and any additional amount the reporting entity expects to pay on behalf of its co-obligors. The update also requires an entity to disclose the nature and amount of the obligation as well as other information about those obligations. The requirements in this update are effective during interim and annual periods beginning after December 15, 2013. The adoption of this update is not expected to have a material impact on our consolidated financial statements.

Volatility of Oil and Natural Gas Prices and its Impact on Operations and Financial Condition

Our revenue, profitability and cash flows are highly dependent upon prevailing prices for oil and natural gas and expectations about future prices. For many years, oil and natural gas prices and markets have been extremely volatile. Prices are affected by factors such as market supply and demand, international military, political and economic conditions, the ability of OPEC to set and maintain production and price targets, technical advances affecting energy consumption and the price and availability of alternative fuels. All of these factors are beyond our control. After experiencing low levels of activity in late 2008 through 2009, drilling activities increased in 2010 as did the prices for oil and natural gas. The increased drilling activity was largely attributed to increased development of unconventional oil and natural gas reservoirs and an improvement in the price of oil. Drilling for oil and liquids rich targets continued to increase in 2011 as oil averaged $94.86 per barrel for the year (WTI spot price as reported by the United States Energy Information Administration). Natural gas prices decreased in 2011 to an average of $4.00 per Mcf (Henry Hub spot price as reported by the United States Energy Information Administration). This decrease continued into 2012 where natural gas prices fell below $2.00 per Mcf in April and averaged $2.75 per Mcf for the year resulting in continued low levels of drilling activity for natural gas in 2012. The increase in drilling activity in oil rich basins absorbed some of the decrease in demand for natural gas drilling activities in 2012. During the first quarter of 2013, natural gas prices averaged $3.49 per Mcf and oil prices averaged $94.34 per barrel. Our average number of rigs operating remains well below the number of our available rigs. Construction of new land drilling rigs in the United States during the last decade has significantly contributed to excess capacity in total available drilling rigs. As a result of decreased drilling activity and excess capacity, our average number of rigs operating has declined from historic highs. We expect oil and natural gas prices to continue to be volatile and to affect our financial condition, operations and ability to access sources of capital. Low market prices for oil and natural gas would likely result in lower demand for our drilling rigs and pressure pumping services and could adversely affect our operating results, financial condition and cash flows. Even during periods of high prices for oil and natural gas, companies exploring for oil and natural gas may cancel or curtail programs, or reduce their levels of capital expenditures for exploration and production for a variety of reasons, which could reduce demand for our drilling and pressure pumping services.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

We currently have exposure to interest rate market risk associated with any borrowings that we have under our revolving credit facility and term loan facility. Interest is paid on the outstanding principal amount of borrowings at a floating rate based on, at our election, LIBOR or a base rate. The margin on LIBOR loans ranges from 2.25% to 3.25% and the margin on base rate loans ranges from 1.25% to 2.25%, based on our debt to capitalization ratio. At March 31, 2013, the margin on LIBOR loans was 2.25% and the margin on base rate loans was 1.25%. As of March 31, 2013, we had no balances outstanding under our revolving credit facility and $97.5 million outstanding under our term loan facility at an interest rate of 2.625%. The interest rate on the borrowings outstanding under our credit facilities is variable and adjusts at each interest payment date based on our election of LIBOR or the base rate.

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

Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of March 31, 2013.

Changes in Internal Control Over Financial Reporting —There were no changes in our internal control over financial reporting during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act.

PART II — OTHER INFORMATION

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

The table below sets forth the information with respect to purchases of our common stock made by us during the quarter ended March 31, 2013.

Period Covered	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (in thousands)(1)
January 1-31, 2013	—	$—	—	$51,108
February 1-28, 2013	—	$—	—	$51,108
March 1-31, 2013 (2)	637,624	$23.84	—	$51,108

Total	637,624	$23.84	—	$51,108

(1)	On July 26, 2012, we announced that our Board of Directors approved a stock buyback program authorizing purchases of up to $150 million of our common stock in open market or privately negotiated transactions.
(2)	We purchased 637,624 shares of treasury stock from employees during March 2013. These shares were purchased at fair market value upon the exercise of stock options to provide the employees with the funds necessary to pay the exercise price of the stock option and to satisfy payroll tax withholding obligations. The total purchase price for these shares was approximately $15.2 million. These purchases were made pursuant to the terms of the Patterson-UTI Energy, Inc. 2005 Long-Term Incentive Plan and not pursuant to the stock buyback program.

ITEM 6. Exhibits

The following exhibits are filed herewith or incorporated by reference, as indicated:

3.1	Restated Certificate of Incorporation, as amended (filed August 9, 2004 as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004 and incorporated herein by reference).
3.2	Amendment to Restated Certificate of Incorporation, as amended (filed August 9, 2004 as Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004 and incorporated herein by reference).
3.3	Second Amended and Restated Bylaws (filed August 6, 2007 as Exhibit 3.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2007 and incorporated herein by reference).
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101 *	The following materials from Patterson-UTI Energy, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statement of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.

*	filed herewith

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

Date: May 1, 2013