Form 10-Q
period 2013-09-30
PATTERSON UTI ENERGY INC
filed 2013-10-28
CIK 889900

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

or

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

144,228,993 shares of common stock, $0.01 par value, as of October 24, 2013

PATTERSON-UTI ENERGY, INC. AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION

ITEM 1. Financial Statements

The following unaudited consolidated financial statements include all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented.

PATTERSON-UTI ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(unaudited, in thousands, except share data)

	September 30, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$204,636	$110,723
Accounts receivable, net of allowance for doubtful accounts of $3,681 and $3,513 at September 30, 2013 and December 31, 2012, respectively	488,804	465,517
Inventory	24,274	26,889
Deferred tax assets, net	29,179	52,959
Other	45,387	43,903

Total current assets	792,280	699,991
Property and equipment, net	3,651,574	3,615,383
Goodwill and intangible assets	168,380	171,463
Deposits on equipment purchases	41,027	43,776
Other	24,261	26,298

Total assets	$4,677,522	$4,556,911

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$181,191	$188,823
Federal and state income taxes payable	699	6,158
Accrued expenses	153,665	158,632
Current portion of long-term debt	10,000	6,250

Total current liabilities	345,555	359,863
Long-term debt	685,000	692,500
Deferred tax liabilities, net	896,655	857,302
Other	6,437	6,589

Total liabilities	1,933,647	1,916,254

Commitments and contingencies (see Note 9)
Stockholders’ equity:
Preferred stock, par value $.01; authorized 1,000,000 shares, no shares issued	—	—
Common stock, par value $.01; authorized 300,000,000 shares with 186,515,121 and 184,059,900 issued and 144,251,523 and 145,913,162 outstanding at September 30, 2013 and December 31, 2012, respectively	1,865	1,841
Additional paid-in capital	906,639	863,558
Retained earnings	2,698,056	2,548,542
Accumulated other comprehensive income	18,099	21,767
Treasury stock, at cost, 42,263,598 shares and 38,146,738 shares at September 30, 2013 and December 31, 2012, respectively	(880,784)	(795,051)

Total stockholders’ equity	2,743,875	2,640,657

Total liabilities and stockholders’ equity	$4,677,522	$4,556,911

The accompanying notes are an integral part of these unaudited consolidated financial statements.

PATTERSON-UTI ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited, in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Operating revenues:
Contract drilling	$457,871	$446,735	$1,266,944	$1,396,466
Pressure pumping	259,209	181,963	744,989	629,858
Oil and natural gas	13,827	14,933	45,329	44,340

Total operating revenues	730,907	643,631	2,057,262	2,070,664

Operating costs and expenses:
Contract drilling	239,768	265,542	729,588	820,911
Pressure pumping	204,050	129,139	560,486	434,047
Oil and natural gas	3,602	2,704	9,738	8,017
Depreciation, depletion, amortization and impairment	140,734	142,393	414,351	393,823
Selling, general and administrative	19,580	17,222	55,296	47,809
Net gain on asset disposals	(1,378)	(1,963)	(2,286)	(32,695)
Provision for bad debts	—	—	—	1,600

Total operating costs and expenses	606,356	555,037	1,767,173	1,673,512

Operating income	124,551	88,594	290,089	397,152

Other income (expense):
Interest income	293	149	716	382
Interest expense	(7,503)	(7,207)	(21,210)	(16,840)
Other	380	624	780	535

Total other expense	(6,830)	(6,434)	(19,714)	(15,923)

Income before income taxes	117,721	82,160	270,375	381,229

Income tax expense:
Current	25,916	2,199	35,824	8,880
Deferred	17,385	29,155	63,133	131,731

Total income tax expense	43,301	31,354	98,957	140,611

Net income	$74,420	$50,806	$171,418	$240,618

Net income per common share:
Basic	$0.51	$0.34	$1.17	$1.56

Diluted	$0.51	$0.33	$1.16	$1.56

Weighted average number of common shares outstanding:
Basic	144,446	149,846	144,915	152,570

Diluted	145,432	150,522	145,840	153,066

Cash dividends per common share	$0.05	$0.05	$0.15	$0.15

The accompanying notes are an integral part of these unaudited consolidated financial statements.

PATTERSON-UTI ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited, in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net income	$74,420	$50,806	$171,418	$240,618
Other comprehensive income (loss), net of taxes of $0 for all periods:
Foreign currency translation adjustment	2,383	4,416	(3,668)	3,804

Total comprehensive income	$76,803	$55,222	$167,750	$244,422

The accompanying notes are an integral part of these unaudited consolidated financial statements.

PATTERSON-UTI ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(unaudited, in thousands)

					Accumulated
	Common Stock		Additional		Other
	Number of		Paid-in	Retained	Comprehensive	Treasury
	Shares	Amount	Capital	Earnings	Income	Stock	Total
Balance, December 31, 2012	184,060	$1,841	$863,558	$2,548,542	$21,767	$(795,051)	$2,640,657
Net income	—	—	—	171,418	—	—	171,418
Foreign currency translation adjustment	—	—	—	—	(3,668)	—	(3,668)
Issuance of restricted stock	1,312	13	(13)	—	—	—	—
Vesting of stock unit awards	9	—	—	—	—	—	—
Forfeitures of restricted stock	(56)	(1)	1	—	—	—	—
Exercise of stock options	1,190	12	19,274	—	—	—	19,286
Stock-based compensation	—	—	19,028	—	—	—	19,028
Tax benefit related to stock-based compensation	—	—	4,791	—	—	—	4,791
Payment of cash dividends	—	—	—	(21,904)	—	—	(21,904)
Purchase of treasury stock	—	—	—	—	—	(85,733)	(85,733)

Balance, September 30, 2013	186,515	$1,865	$906,639	$2,698,056	$18,099	$(880,784)	$2,743,875

The accompanying notes are an integral part of these unaudited consolidated financial statements.

PATTERSON-UTI ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Nine Months Ended September 30,
	2013	2012
Cash flows from operating activities:
Net income	$171,418	$240,618
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion, amortization and impairment	414,351	393,823
Provision for bad debts	—	1,600
Dry holes and abandonments	54	117
Deferred income tax expense	63,133	131,731
Stock-based compensation expense	19,028	17,203
Tax expense related to stock-based compensation	—	(1,206)
Net gain on asset disposals	(2,286)	(32,695)
Changes in operating assets and liabilities:
Accounts receivable	(23,662)	47,489
Income taxes receivable/payable	(5,586)	(3,315)
Inventory and other assets	3,090	8,857
Accounts payable	22,207	(13,102)
Accrued expenses	(4,895)	(8,030)
Other liabilities	(152)	(740)

Net cash provided by operating activities	656,700	782,350

Cash flows from investing activities:
Purchases of property and equipment	(483,284)	(744,348)
Proceeds from disposal of assets	8,282	63,695

Net cash used in investing activities	(475,002)	(680,653)

Cash flows from financing activities:
Purchases of treasury stock	(73,406)	(110,186)
Dividends paid	(21,904)	(22,956)
Tax benefit related to stock-based compensation	4,791	—
Proceeds from senior notes	—	300,000
Repayment of long-term debt	(3,750)	(92,500)
Proceeds from borrowing under revolving credit facility	—	123,400
Repayment of borrowing under revolving credit facility	—	(233,400)
Debt issuance costs	—	(7,531)
Proceeds from exercise of stock options	6,959	260

Net cash used in financing activities	(87,310)	(42,913)

Effect of foreign exchange rate changes on cash	(475)	743

Net increase in cash and cash equivalents	93,913	59,527
Cash and cash equivalents at beginning of period	110,723	23,946

Cash and cash equivalents at end of period	$204,636	$83,473

Supplemental disclosure of cash flow information:
Net cash paid during the period for:
Interest, net of capitalized interest of $6,016 in 2013 and $6,391 in 2012	$(12,703)	$(7,408)
Income taxes	$(31,361)	$(8,120)
Supplemental investing and financing information:
Net decrease in payables for purchases of property and equipment	$(29,818)	$(13,288)
Net decrease in deposits on equipment purchases	$2,749	$44,762

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

The unaudited interim consolidated financial statements have been prepared by management of the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations, although the Company believes the disclosures included either on the face of the financial statements or herein are sufficient to make the information presented not misleading. In the opinion of management, all adjustments which are of a normal recurring nature considered necessary for a fair statement of the information in conformity with accounting principles generally accepted in the United States of America have been included. The Unaudited Consolidated Balance Sheet as of December 31, 2012, as presented herein, was derived from the audited consolidated balance sheet of the Company, but does not include all disclosures required by accounting principles generally accepted in the United States of America. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012. The results of operations for the three and nine months ended September 30, 2013 are not necessarily indicative of the results to be expected for the full year.

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

The following table presents information necessary to calculate net income per share for the three and nine months ended September 30, 2013 and 2012 as well as potentially dilutive securities excluded from the weighted average number of diluted common shares outstanding because their inclusion would have been anti-dilutive (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
BASIC EPS:
Net income	$74,420	$50,806	$171,418	$240,618
Adjust for income attributed to holders of non-vested restricted stock	(808)	(462)	(1,660)	(2,040)

Income attributed to common stockholders	$73,612	$50,344	$169,758	$238,578

Weighted average number of common shares outstanding, excluding non-vested shares of restricted stock	144,446	149,846	144,915	152,570

Basic net income per common share	$0.51	$0.34	$1.17	$1.56

DILUTED EPS:
Income attributed to common stockholders	$73,612	$50,344	$169,758	$238,578
Add incremental earnings related to potential common shares	5	—	—	—

Adjusted income attributed to common stockholders	$73,617	$50,344	$169,758	$238,578

Weighted average number of common shares outstanding, excluding non-vested shares of restricted stock	144,446	149,846	144,915	152,570
Add dilutive effect of potential common shares	986	676	925	496

Weighted average number of diluted common shares outstanding	145,432	150,522	145,840	153,066

Diluted net income per common share	$0.51	$0.33	$1.16	$1.56

Potentially dilutive securities excluded as anti-dilutive	2,897	5,538	4,043	5,498

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

Stock Options — The Company estimates the grant date fair values of stock options using the Black-Scholes-Merton valuation model. Volatility assumptions are based on the historic volatility of the Company’s common stock over the most recent period equal to the expected term of the options as of the date the options are granted. The expected term assumptions are based on the Company’s experience with respect to employee stock option activity. Dividend yield assumptions are based on the expected dividends at the time the options are granted. The risk-free interest rate assumptions are determined by reference to United States Treasury yields. Weighted-average assumptions used to estimate the grant date fair values for stock options granted for the three and nine month periods ended September 30, 2013 and 2012 follow:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Volatility	NA	47.57%	41.36%	48.83%
Expected term (in years)	NA	5.00	5.00	5.00
Dividend yield	NA	1.16%	0.89%	1.21%
Risk-free interest rate	NA	0.72%	0.70%	0.88%

Stock option activity from January 1, 2013 to September 30, 2013 follows:

	Underlying Shares	Weighted Average Exercise Price
Outstanding at January 1, 2013	7,827,195	$20.35
Granted	692,500	$22.51
Exercised	(1,190,000)	$16.21
Cancelled	(10,000)	$18.63
Expired	—	—

Outstanding at September 30, 2013	7,319,695	$21.23

Exercisable at September 30, 2013	6,147,847	$21.29

During the nine months ended September 30, 2013, the Company acquired 637,624 shares of treasury stock from employees upon the exercise of stock options. Shares having a market value of $12.3 million were withheld from employees and added to treasury stock to satisfy the exercise price in connection with the exercise of the stock options. Shares having a market value of $2.9 million were withheld from employees and added to treasury stock to satisfy payroll tax withholding obligations upon the exercise of the stock options.

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

Restricted stock activity from January 1, 2013 to September 30, 2013 follows:

	Shares	Weighted Average Grant Date Fair Value
Non-vested restricted stock outstanding at January 1, 2013	1,279,146	$20.03
Granted	954,750	$21.66
Vested	(602,418)	$20.31
Forfeited	(55,693)	$19.86

Non-vested restricted stock outstanding at September 30, 2013	1,575,785	$20.92

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

Restricted stock unit activity from January 1, 2013 to September 30, 2013 follows:

	Shares	Weighted Average Grant Date Fair Value
Non-vested restricted stock units outstanding at January 1, 2013	17,670	$20.08
Granted	11,250	$21.09
Vested	(8,664)	$20.01
Forfeited	—	—

Non-vested restricted stock units outstanding at September 30, 2013	20,256	$20.67

Performance Unit Awards — In 2010, 2011, 2012 and 2013, the Company granted stock-settled performance unit awards to certain executive officers (the “Stock-Settled Performance Units”). The Stock-Settled Performance Units provide for the recipients to receive a grant of shares of stock upon the achievement of certain performance goals established by the Compensation Committee during the performance period. The performance period for the Stock-Settled Performance Units is the three year period commencing on April 1 of the year of grant, but can extend for an additional two years in certain circumstances. The performance goals for the Stock-Settled Performance Units are tied to the Company’s total shareholder return for the performance period as compared to total shareholder return for a peer group determined by the Compensation Committee. These goals are considered to be market conditions under the relevant accounting standards and the market conditions were factored into the determination of the fair value of the performance units. Generally, the recipients will receive a target number of shares if the Company’s total shareholder return is positive and, when compared to the peer group, is at the 50th percentile and two times the target if at the 75th percentile or higher. If the Company’s total shareholder return is positive, and, when compared to the peer group, is at the 25th percentile, the recipients will only receive one-half of the target number of shares. The grant of shares when achievement is between the 25th and 75th percentile will be determined on a pro-rata basis. The target number of shares with respect to the 2010 Stock-Settled Performance Units was 178,750. The performance period for the 2010 Stock-Settled Performance Units ended on March 31, 2013, and the Company’s total shareholder return was at the 93rd percentile. In April 2013, 357,500 shares were issued to settle the 2010 Stock-Settled Performance Units.

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

These fair value amounts are charged to expense on a straight-line basis over the performance period. Compensation expense associated with the Stock-Settled Performance Units is shown below (in thousands):

	2013 Performance Unit Awards	2012 Performance Unit Awards	2011 Performance Unit Awards	2010 Performance Unit Awards
Three months ended September 30, 2012	NA	$255	$464	$260
Three months ended September 30, 2013	$464	$255	$464	NA
Nine months ended September 30, 2012	NA	$511	$1,392	$779
Nine months ended September 30, 2013	$927	$766	$1,392	$260

3. Property and Equipment

Property and equipment consisted of the following at September 30, 2013 and December 31, 2012 (in thousands):

	September 30, 2013	December 31, 2012
Equipment	$5,719,687	$5,387,490
Oil and natural gas properties	178,139	156,834
Buildings	80,113	66,490
Land	11,898	10,413

	5,989,837	5,621,227
Less accumulated depreciation and depletion	(2,338,263)	(2,005,844)

Property and equipment, net	$3,651,574	$3,615,383

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenues:
Contract drilling	$459,213	$447,636	$1,270,658	$1,400,137
Pressure pumping	259,209	181,963	744,989	629,858
Oil and natural gas	13,827	14,933	45,329	44,340

Total segment revenues	732,249	644,532	2,060,976	2,074,335
Elimination of intercompany revenues (a)	(1,342)	(901)	(3,714)	(3,671)

Total revenues	$730,907	$643,631	$2,057,262	$2,070,664

Income before income taxes:
Contract drilling	$116,253	$77,967	$235,871	$280,274
Pressure pumping	16,917	15,009	75,686	98,642
Oil and natural gas	5,421	5,435	17,189	20,177

	138,591	98,411	328,746	399,093
Corporate and other	(15,418)	(11,780)	(40,943)	(34,636)
Net gain on asset disposals (b)	1,378	1,963	2,286	32,695
Interest income	293	149	716	382
Interest expense	(7,503)	(7,207)	(21,210)	(16,840)
Other	380	624	780	535

Income before income taxes	$117,721	$82,160	$270,375	$381,229

	September 30, 2013	December 31, 2012
Identifiable assets:
Contract drilling	$3,573,114	$3,538,289
Pressure pumping	810,446	784,128
Oil and natural gas	57,269	54,188
Corporate and other (c)	236,693	180,306

Total assets	$4,677,522	$4,556,911

(a)	Consists of contract drilling intercompany revenues for drilling services provided to the oil and natural gas exploration and production segment.
(b)	Net gains or losses associated with the disposal of assets relate to corporate strategy decisions of the executive management group. Accordingly, the related gains or losses have been separately presented and excluded from the results of specific segments.
(c)	Corporate and other assets primarily include cash on hand and certain deferred tax assets.

5. Goodwill and Intangible Assets

Goodwill — Goodwill by operating segment as of September 30, 2013 and changes for the nine months then ended are as follows (in thousands):

	Contract Drilling	Pressure Pumping	Total
Balance December 31, 2012	$86,234	$67,575	$153,809
Changes to goodwill	—	—	—

Balance September 30, 2013	$86,234	$67,575	$153,809

There were no accumulated impairment losses as of September 30, 2013 or December 31, 2012.

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

The non-compete agreement had a term of three years from October 1, 2010. The value of this agreement was estimated using a with and without scenario where cash flows were projected through the term of the agreement assuming the agreement is in place and compared to cash flows assuming the non-compete agreement was not in place. The intangible asset associated with the non-compete agreement was amortized on a straight-line basis over the three-year term of the agreement. Amortization expense of approximately $117,000 was recorded in the three months ended September 30, 2013 and 2012 and amortization expense of approximately $350,000 was recorded in the nine months ended September 30, 2013 and 2012 associated with the non-compete agreement.

The value of the customer relationships was estimated using a multi-period excess earnings model to determine the present value of the projected cash flows associated with the customers in place at the time of the acquisition and taking into account a contributory asset charge. The resulting intangible asset is being amortized on a straight-line basis over seven years. Amortization expense of approximately $911,000 was recorded in the three months ended September 30, 2013 and 2012 and amortization expense of approximately $2.7 million was recorded in the nine months ended September 30, 2013 and 2012 associated with customer relationships.

The following table presents the gross carrying amount and accumulated amortization of intangible assets as of September 30, 2013 and December 31, 2012 (in thousands):

	September 30, 2013			December 31, 2012
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Non-compete agreement	$1,400	$(1,400)	$—	$1,400	$(1,050)	$350
Customer relationships	25,500	(10,929)	14,571	25,500	(8,196)	17,304

Total intangible assets	$26,900	$(12,329)	$14,571	$26,900	$(9,246)	$17,654

6. Accrued Expenses

Accrued expenses consisted of the following at September 30, 2013 and December 31, 2012 (in thousands):

	September 30, 2013	December 31, 2012
Salaries, wages, payroll taxes and benefits	$44,100	$55,430
Workers’ compensation liability	69,580	68,441
Property, sales, use and other taxes	12,023	9,749
Insurance, other than workers’ compensation	6,601	10,419
Accrued interest payable	14,527	7,664
Deferred revenue—current	—	1,523
Other	6,834	5,406

	$153,665	$158,632

Deferred revenue was recorded in the fourth quarter of 2010 in the purchase price allocation associated with the Company’s acquisition of a pressure pumping business. The deferred revenue related to out-of-market pricing agreements that were in place at the acquired business at the time of the acquisition. The deferred revenue was recognized as pressure pumping revenue over the term of the pricing agreements, which have now expired. No deferred revenue was recognized in the three months ended September 30, 2013. Deferred revenue of approximately $1.5 million was recognized in the nine months ended September 30, 2013, related to these pricing agreements. Deferred revenue of approximately $1.8 million and $5.4 million was recognized in the three and nine months ended September 30, 2012, respectively, related to these pricing agreements.

7. Asset Retirement Obligation

The Company records a liability for the estimated costs to be incurred in connection with the abandonment of oil and natural gas properties in the future. This liability is included in the caption “other” in the liabilities section of the consolidated balance sheet. The following table describes the changes to the Company’s asset retirement obligations during the nine months ended September 30, 2013 and 2012 (in thousands):

	Nine Months Ended September 30,
	2013	2012
Balance at beginning of year	$4,422	$3,455
Liabilities incurred	276	288
Liabilities settled	(119)	(106)
Accretion expense	124	121
Revision in estimated costs of plugging oil and natural gas wells	—	536

Asset retirement obligation at end of period	$4,703	$4,294

8. Long Term Debt

Credit Facilities — On September 27, 2012, the Company entered into a Credit Agreement (the “Credit Agreement”) with Wells Fargo Bank, N.A., as administrative agent, letter of credit issuer, swing line lender and lender, and each of the other lenders party thereto. The Credit Agreement is a committed senior unsecured credit facility that includes a revolving credit facility and a term loan facility.

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

Loans under the Credit Agreement bear interest by reference, at the Company’s election, to the LIBOR rate or base rate, provided, that swing line loans bear interest by reference only to the base rate. The applicable margin on LIBOR rate loans varies from 2.25% to 3.25% and the applicable margin on base rate loans varies from 1.25% to 2.25%, in each case determined based upon the Company’s debt to capitalization ratio. As of September 30, 2013, the applicable margin on LIBOR rate loans was 2.25% and the applicable margin on base rate loans was 1.25%. A letter of credit fee is payable by the Company equal to the applicable margin for LIBOR rate loans times the daily amount available to be drawn under outstanding letters of credit. The commitment fee rate payable to the lenders for the unused portion of the credit facility is 0.50%.

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

The Credit Agreement requires compliance with two financial covenants. The Company must not permit its debt to capitalization ratio to exceed 45%. The Credit Agreement generally defines the debt to capitalization ratio as the ratio of (a) total borrowed money indebtedness to (b) the sum of such indebtedness plus consolidated net worth, with consolidated net worth determined as of the last day of the most recently ended fiscal quarter. The Company also must not permit the interest coverage ratio as of the last day of a fiscal quarter to be less than 3.00 to 1.00. The Credit Agreement generally defines the interest coverage ratio as the ratio of earnings before interest, taxes, depreciation and amortization (“EBITDA”) of the four prior fiscal quarters to interest charges for the same period. The Company was in compliance with these covenants at September 30, 2013. The Credit Agreement also contains customary representations, warranties and affirmative and negative covenants.

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

As of September 30, 2013, the Company had $95.0 million principal amount outstanding under the term loan facility at an interest rate of 2.50% and no amounts outstanding under the revolving credit facility. The Company had $39.8 million in letters of credit outstanding at September 30, 2013 and, as a result, had available borrowing capacity of approximately $460 million at that date.

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

The respective note purchase agreements require compliance with two financial covenants. The Company must not permit its debt to capitalization ratio to exceed 50% at any time. The note purchase agreements generally define the debt to capitalization ratio as the ratio of (a) total borrowed money indebtedness to (b) the sum of such indebtedness plus consolidated net worth, with consolidated net worth determined as of the last day of the most recently ended fiscal quarter. The Company also must not permit the interest coverage ratio as of the last day of a fiscal quarter to be less than 2.50 to 1.00. The note purchase agreements generally define the interest coverage ratio as the ratio of EBITDA for the four prior fiscal quarters to interest charges for that same period. The Company was in compliance with these covenants at September 30, 2013.

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

The Company incurred approximately $10.8 million in debt issuance costs during 2010 in connection with the previous credit agreement and the Series A Notes. During the third quarter of 2012, $978,000 of these costs was charged to interest expense due to the early termination of the previous credit agreement. The Company incurred approximately $7.6 million in debt issuance costs during 2012 in connection with the Series B Notes and the Credit Agreement. These costs were deferred and are recognized as interest expense over the term of the underlying debt. Interest expense related to the amortization of debt issuance costs was approximately $547,000 and $1.6 million for the three and nine months ended September 30, 2013, respectively. Interest expense related to the amortization of debt issuance costs was approximately $1.6 million and $2.8 million for the three and nine months ended September 30, 2012, respectively.

Presented below is a schedule of the principal repayment requirements of long-term debt by fiscal year as of September 30, 2013 (in thousands):

Year ending December 31,
2013	$2,500
2014	10,000
2015	12,500
2016	28,750
2017	41,250
Thereafter	600,000

Total	$695,000

9. Commitments, Contingencies and Other Matters

As of September 30, 2013, the Company maintained letters of credit in the aggregate amount of $39.8 million for the benefit of various insurance companies as collateral for retrospective premiums and retained losses which could become payable under the terms of the underlying insurance contracts. These letters of credit expire annually at various times during the year and are typically renewed. As of September 30, 2013, no amounts had been drawn under the letters of credit.

As of September 30, 2013, the Company had commitments to purchase approximately $224 million of major equipment for its drilling and pressure pumping businesses.

The Company’s pressure pumping business has entered into agreements to purchase minimum quantities of proppants and chemicals from certain vendors. These agreements expire in 2016 and 2017. As of September 30, 2013, the remaining obligation under these agreements is approximately $28.8 million, of which materials with a total purchase price of approximately $1.0 million are expected to be delivered during the remainder of 2013. In the event that the required minimum quantities are not purchased during any contract year, the Company would be required to make a liquidated damages payment to the respective vendor for any shortfall.

In November 2011, the Company’s pressure pumping business entered into an agreement with a proppant vendor to advance, on a non-revolving basis, up to $12.0 million to such vendor to finance the construction of certain processing facilities. This advance is secured by the underlying processing facilities and bears interest at an annual rate of 5.0%. Repayment of the advance is to be made through discounts applied to purchases from the vendor and repayment of all amounts advanced must be made no later than October 1, 2017. As of September 30, 2013, advances of approximately $11.8 million had been made under this agreement and principal repayments of approximately $1.9 million had been received resulting in a balance outstanding of approximately $9.9 million.

In May 2013, the U.S. Equal Employment Opportunity Commission notified the Company of cause findings related to certain of its employment practices. The cause findings relate to allegations that the Company tolerated a hostile work environment for employees based on national origin and race. The cause findings also allege, among other things, failure to promote, subjecting employees to adverse employment terms and conditions and retaliation. The Company and the EEOC are engaged in the statutory conciliation process. If such conciliation process is unsuccessful, the Company believes that litigation will ensue. The Company intends to defend itself vigorously and, based on the information available to the Company at this time, the Company does not expect the outcome of this matter to have a material adverse effect on its financial condition, results of operations or cash flows; however, there can be no assurance as to the ultimate outcome of this matter.

Other than the matter described above, the Company is party to various legal proceedings arising in the normal course of its business; the Company does not believe that the outcome of these proceedings, either individually or in the aggregate, will have a material adverse effect on its financial condition, results of operations or cash flows.

10. Stockholders’ Equity

Cash Dividends — The Company paid cash dividends during the nine months ended September 30, 2013 and 2012 as follows:

	Per Share	Total
		(in thousands)
2012:
Paid on March 30, 2012	$0.05	$7,788
Paid on June 29, 2012	0.05	7,650
Paid on September 28, 2012	0.05	7,518

Total cash dividends	$0.15	$22,956

	Per Share	Total
		(in thousands)
2013:
Paid on March 29, 2013	$0.05	$7,312
Paid on June 28, 2013	0.05	7,361
Paid on September 30, 2013	0.05	7,231

Total cash dividends	$0.15	$21,904

On October 23, 2013, the Company’s Board of Directors approved a cash dividend on its common stock in the amount of $0.05 per share to be paid on December 31, 2013 to holders of record as of December 17, 2013. The amount and timing of all future dividend payments, if any, are subject to the discretion of the Board of Directors and will depend upon business conditions, results of operations, financial condition, terms of the Company’s credit facilities and other factors.

Treasury Stock — On July 25, 2012, the Company’s Board of Directors approved a stock buyback program authorizing purchases of up to $150 million of the Company’s common stock in open market or privately negotiated transactions. During the nine months ended September 30, 2013, 2,567,266 shares were purchased under this stock buyback program at a cost of approximately $51.1 million. These purchases completed the $150 million stock buyback program. On September 6, 2013 the Company’s Board of Directors approved a new stock buyback program that authorizes purchases of up to $200 million of the Company’s common stock in open market or privately negotiated transactions. During September 2013, 601,668 shares were purchased under the new stock buyback program at a cost of approximately $12.5 million. As of September 30, 2013, the Company had remaining authorization to purchase approximately $188 million of the Company’s outstanding common stock under the new stock buyback program. Shares purchased under a buyback program are accounted for as treasury stock.

The Company acquired 947,926 shares of treasury stock from employees during the nine months ended September 30, 2013. Certain of these shares were acquired to satisfy the exercise price in connection with the exercise of stock options by employees. The remainder of these shares was acquired to satisfy payroll tax withholding obligations upon the exercise of stock options, the settlement of performance unit awards and the vesting of restricted stock. The total fair market value of these shares was approximately $22.1 million. These shares were acquired pursuant to the terms of the Patterson-UTI Energy, Inc. 2005 Long-Term Incentive Plan and not pursuant to the stock buyback program.

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

As a result of the above conversion, the Company’s Canadian assets are no longer directly subject to United States taxation, provided that the related unremitted earnings are permanently reinvested in Canada. Effective January 1, 2010, the Company has elected to permanently reinvest these unremitted earnings in Canada, and intends to do so for the foreseeable future. As a result, no deferred United States federal or state income taxes have been provided on such unremitted foreign earnings, which totaled approximately $33.9 million as of September 30, 2013. The unrecognized deferred tax liability associated with these earnings was approximately $5.2 million, net of available foreign tax credits. This liability would be recognized if the Company received a dividend of these unremitted earnings.

12. Fair Values of Financial Instruments

The carrying values of cash and cash equivalents, trade receivables and accounts payable approximate fair value due to the short-term maturity of these items. These fair value estimates are considered Level 1 fair value estimates in the fair value hierarchy of fair value accounting.

The estimated fair value of the Company’s outstanding debt balances (including current portion) as of September 30, 2013 and December 31, 2012 is set forth below (in thousands):

	September 30, 2013		December 31, 2012
	Carrying Value	Fair Value	Carrying Value	Fair Value
Borrowings under credit agreement:
Term loan facility	$95,000	$95,000	$98,750	$98,750
4.97% Series A Senior Notes	300,000	305,591	300,000	329,281
4.27% Series B Senior Notes	300,000	286,483	300,000	310,591

Total debt	$695,000	$687,074	$698,750	$738,622

The carrying values of the balances outstanding under the term loan approximate their fair values as this instrument has a floating interest rate. The fair value of the 4.97% Series A Senior Notes and the 4.27% Series B Senior Notes at September 30, 2013 and December 31, 2012 are based on discounted cash flows associated with the respective notes using current market rates of interest at those respective dates. For the 4.97% Series A Senior Notes, the current market rates used in measuring this fair value were 4.26% at September 30, 2013 and 3.36% at December 31, 2012. For the 4.27% Series B Senior Notes, the current market rates used in measuring this fair value was 4.61% at September 30, 2013 and 3.70% at December 31, 2012. These fair value estimates are based on observable market inputs and are considered Level 2 fair value estimates in the fair value hierarchy of fair value accounting.

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

We have a drilling fleet that consists of more than 300 marketable land-based drilling rigs. There continues to be uncertainty with respect to the global economic environment and crude oil and natural gas prices remain volatile. During the third quarter of 2013, our average number of rigs operating in the United States was 181 compared to an average of 211 drilling rigs operating during the same period in 2012. During the third quarter of 2013, our average number of rigs operating in Canada was eight compared to five drilling rigs operating during the third quarter of 2012.

We have addressed our customers’ needs for drilling wells in the newer horizontal shale and other unconventional resource plays by expanding our areas of operation and improving the capabilities of our drilling fleet during the last several years. As of September 30, 2013, we have completed 121 new APEX® rigs and made performance and safety improvements to existing high capacity rigs. We have plans to add three new APEX® rigs to the fleet in the remainder of 2013. We also plan to complete 20 new APEX® rigs in 2014. In connection with the newer horizontal shale and other unconventional resource plays, we have added equipment to perform service intensive fracturing jobs. As of September 30, 2013, we had more than 750,000 hydraulic horsepower in our pressure pumping fleet. Low natural gas prices and the industry-wide addition of new pressure pumping equipment to the marketplace has led to an excess supply of pressure pumping equipment in North America.

We maintain a backlog of commitments for contract drilling revenues under term contracts, which we define as contracts with a fixed term of six months or more. Our backlog as of September 30, 2013 was approximately $967 million. We expect approximately $240 million of our backlog to be realized in the remainder of 2013. We generally calculate our backlog by multiplying the day rate under our term drilling contracts by the number of days remaining under the contract. The calculation does not include any revenues related to other fees such as for mobilization, demobilization and customer reimbursables, nor does it include potential reductions in rates for unscheduled standby or during periods in which the rig is moving, on standby or incurring maintenance and repair time in excess of what is permitted under the drilling contract. In addition, generally our term drilling contracts are subject to termination by the customer on short notice and provide for an early termination payment to us in the event that the contract is terminated by the customer. For contracts that we have received an early termination notice, our backlog calculation includes the early termination rate, instead of the day rate, for the period we expect to receive the lower rate.

For the three and nine months ended September 30, 2013 and 2012, our operating revenues consisted of the following (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2013		2012		2013		2012
Contract drilling	$457,871	63%	$446,735	70%	$1,266,944	62%	$1,396,466	68%
Pressure pumping	259,209	35	181,963	28	744,989	36	629,858	30
Oil and natural gas	13,827	2	14,933	2	45,329	2	44,340	2

	$730,907	100%	$643,631	100%	$2,057,262	100%	$2,070,664	100%

Generally, the profitability of our business is impacted most by two primary factors in our contract drilling segment: our average number of rigs operating and our average revenue per operating day. During the third quarter of 2013, our average number of rigs operating was 181 in the United States and eight in Canada compared to 211 in the United States and five in Canada in the third quarter of 2012. Our average revenue per operating day was $26,250 in the third quarter of 2013 compared to $22,450 in the third quarter of 2012. Consolidated net income for the third quarter of 2013 was $74.4 million compared to consolidated net income of $50.8 million for the third quarter of 2012. This increase in consolidated net income and the majority of the increase in average revenue per operating day were due to early termination revenues totaling approximately $62.8 million related to the early contract termination for six rigs.

Our revenues, profitability and cash flows are highly dependent upon prevailing prices for oil and natural gas. During periods of improved commodity prices, the capital spending budgets of oil and natural gas operators tend to expand, which generally results in increased demand for our services. Conversely, in periods when these commodity prices deteriorate, the demand for our services generally weakens and we experience downward pressure on pricing for our services. Natural gas prices and our monthly average number of rigs operating have declined from recent highs. In September 2013, our average number of rigs operating was 182 in the United States and nine in Canada.

We are highly impacted by competition, the availability of excess equipment, labor issues, weather and various other factors that could materially adversely affect our business, financial condition, cash flows and results of operations. Please see “Risk Factors” included in Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

We believe that our liquidity as of September 30, 2013, which includes approximately $447 million in working capital, approximately $460 million available under our $500 million revolving credit facility, together with cash expected to be generated from operations, should provide us with sufficient ability to fund our current plans to build new equipment, make improvements to our existing equipment, service our debt and pay cash dividends. If we pursue opportunities for growth that require capital, we believe we would be able to satisfy these needs through a combination of working capital, cash flows from operating activities, borrowing capacity under our revolving credit facility or additional debt or equity financing. However, there can be no assurance that such capital will be available on reasonable terms, if at all.

Commitments and Contingencies — As of September 30, 2013, we maintained letters of credit in the aggregate amount of $39.8 million for the benefit of various insurance companies as collateral for retrospective premiums and retained losses which could become payable under the terms of the underlying insurance contracts. These letters of credit expire annually at various times during the year and are typically renewed. As of September 30, 2013, no amounts had been drawn under the letters of credit.

As of September 30, 2013, we had commitments to purchase approximately $224 million of major equipment for our drilling and pressure pumping businesses.

Our pressure pumping business has entered into agreements to purchase minimum quantities of proppants and chemicals from certain vendors. These agreements expire in 2016 and 2017. As of September 30, 2013, the remaining obligation under these agreements is approximately $28.8 million, of which materials with a total purchase price of approximately $1.0 million are expected to be delivered during the remainder of 2013. In the event that the required minimum quantities are not purchased during any contract year, the Company would be required to make a liquidated damages payment to the respective vendor for any shortfall.

In November 2011, our pressure pumping business entered into an agreement with a proppant vendor to advance, on a non-revolving basis, up to $12.0 million to such vendor to finance its construction of certain processing facilities. This advance is secured by the underlying processing facilities and other assets and bears interest at an annual rate of 5.0%. Repayment of the advance is to be made through discounts applied to purchases from the vendor and repayment of all amounts advanced must be made no later than October 1, 2017. As of September 30, 2013, advances of approximately $11.8 million had been made under this agreement and repayments of approximately $1.9 million had been received resulting in a balance outstanding of approximately $9.9 million.

In May 2013, the U.S. Equal Employment Opportunity Commission notified us of cause findings related to certain of our employment practices. The cause findings relate to allegations that we tolerated a hostile work environment for employees based on national origin and race. The cause findings also allege, among other things, failure to promote, subjecting employees to adverse employment terms and conditions and retaliation. We and the EEOC are engaged in the statutory conciliation process. If such conciliation process is unsuccessful, we believe that litigation will ensue. We intend to defend ourselves vigorously and, based on the information available to us at this time, we do not expect the outcome of this matter to have a material adverse effect on our financial condition, results of operations or cash flows; however, there can be no assurance as to the ultimate outcome of this matter.

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

Liquidity and Capital Resources

As of September 30, 2013, we had working capital of $447 million, including cash and cash equivalents of $205 million, compared to working capital of $340 million and cash and cash equivalents of $111 million at December 31, 2012.

During the nine months ended September 30, 2013, our sources of cash flow included:

•	$657 million from operating activities,

•	$11.8 million from the exercise of stock options and related tax benefits associated with stock-based compensation, and

•	$8.3 million in proceeds from the disposal of property and equipment.

During the nine months ended September 30, 2013, we used $73.4 million to repurchase shares of our common stock, $21.9 million to pay dividends on our common stock, $3.8 million to repay long-term debt and $483 million:

•	to build new drilling rigs and pressure pumping equipment,

•	to make capital expenditures for the betterment and refurbishment of existing drilling rigs and pressure pumping equipment,

•	to acquire and procure equipment and facilities to support our drilling and pressure pumping operations, and

•	to fund investments in oil and natural gas properties on a non-operating working interest basis.

We paid cash dividends during the nine months ended September 30, 2013 as follows:

	Per Share	Total
		(in thousands)
Paid on March 29, 2013	$0.05	$7,312
Paid on June 28, 2013	$0.05	$7,361
Paid on September 30, 2013	$0.05	$7,231

Total cash dividends	$0.15	$21,904

On October 23, 2013, our Board of Directors approved a cash dividend on our common stock in the amount of $0.05 per share to be paid on December 31, 2013 to holders of record as of December 17, 2013. The amount and timing of all future dividend payments, if any, is subject to the discretion of the Board of Directors and will depend upon business conditions, results of operations, financial condition, terms of our credit facilities and other factors.

On July 25, 2012, our Board of Directors approved a stock buyback program authorizing purchases of up to $150 million of our common stock in open market or privately negotiated transactions. During the nine months ended September 30, 2013, 2,567,266 shares were purchased under this stock buyback program at a cost of approximately $51.1 million. These purchases completed the $150 million stock buyback program. On September 6, 2013 the Company’s Board of Directors approved a new stock buyback program that authorizes purchases of additional $200 million of the Company’s common stock in open market or privately negotiated transactions. During September 2013, 601,668 shares were purchased under the new stock buyback program at a cost of approximately $12.5 million. As of September 30, 2013, the Company had remaining authorization to purchase approximately $188 million of the Company’s outstanding common stock under the new stock buyback program. Shares purchased under a buyback program are accounted for as treasury stock.

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

Loans under the Credit Agreement bear interest by reference, at our election, to the LIBOR rate or base rate, provided, that swing line loans bear interest by reference only to the base rate. The applicable margin on LIBOR rate loans varies from 2.25% to 3.25% and the applicable margin on base rate loans varies from 1.25% to 2.25%, in each case determined based upon our debt to capitalization ratio. As of September 30, 2013, the applicable margin on LIBOR rate loans was 2.25% and the applicable margin on base rate loans was 1.25%. A letter of credit fee is payable by us equal to the applicable margin for LIBOR rate loans times the daily amount available to be drawn under outstanding letters of credit. The commitment fee rate payable to the lenders for the unused portion of the credit facility is 0.50%.

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

The Credit Agreement also requires compliance with two financial covenants. We must not permit our debt to capitalization ratio to exceed 45%. The Credit Agreement generally defines the debt to capitalization ratio as the ratio of (a) total borrowed money indebtedness to (b) the sum of such indebtedness plus consolidated net worth, with consolidated net worth determined as of the last day of the most recently ended fiscal quarter. We also must not permit the interest coverage ratio as of the last day of a fiscal quarter to be less than 3.00 to 1.00. The Credit Agreement generally defines the interest coverage ratio as the ratio of EBITDA of the four prior fiscal quarters to interest charges for the same period. We were in compliance with these financial covenants as of September 30, 2013. The Credit Agreement also contains customary representations, warranties, indemnities and affirmative and negative covenants. We do not expect that the restrictions and covenants will impair, in any material respect, our ability to operate or react to opportunities that might arise.

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

As of September 30, 2013, we had $95.0 million principal amount outstanding under the term loan facility at an interest rate of 2.50% and no amounts outstanding under the revolving credit facility. We had $39.8 million in letters of credit outstanding at September 30, 2013 and, as a result, we had available borrowing capacity of approximately $460 million at that date.

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

The respective note purchase agreements require compliance with two financial covenants. We must not permit our debt to capitalization ratio to exceed 50% at any time. The note purchase agreements generally define the debt to capitalization ratio as the ratio of (a) total borrowed money indebtedness to (b) the sum of such indebtedness plus consolidated net worth, with consolidated net worth determined as of the last day of the most recently ended fiscal quarter. We also must not permit the interest coverage ratio as of the last day of a fiscal quarter to be less than 2.50 to 1.00. The note purchase agreements generally define the interest coverage ratio as the ratio of EBITDA for the four prior fiscal quarters to interest charges for the same period. We were in compliance with these financial covenants as of September 30, 2013. We do not expect that the restrictions and covenants will impair, in any material respect, our ability to operate or react to opportunities that might arise.

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

We believe that our liquidity as of September 30, 2013, which included approximately $447 million in working capital, and approximately $460 million available under our $500 million revolving credit facility, together with cash expected to be generated from operations, should provide us with sufficient ability to fund our current plans to build new equipment, make improvements to our existing equipment, service our debt and pay cash dividends. If we pursue opportunities for growth that require capital, we believe we would be able to satisfy these needs through a combination of working capital, cash flows from operating activities, borrowing capacity under our revolving credit facility or additional debt or equity financing. However, there can be no assurance that such capital will be available on reasonable terms, if at all.

Results of Operations

The following tables summarize operations by business segment for the three months ended September 30, 2013 and 2012:

Contract Drilling	2013	2012	% Change
	(Dollars in thousands)
Revenues	$457,871	$446,735	2.5%
Direct operating costs	239,768	265,542	(9.7)%

Margin (1)	218,103	181,193	20.4%
Selling, general and administrative	814	2,206	(63.1)%
Depreciation amortization, and impairment	101,036	101,020	0.0%

Operating income	$116,253	$77,967	49.1%

Operating days	17,442	19,901	(12.4)%
Average revenue per operating day	$26.25	$22.45	16.9%
Average direct operating costs per operating day	$13.75	$13.34	3.1%
Average margin per operating day (1)	$12.50	$9.10	37.4%
Average rigs operating	190	216	(12.0)%
Capital expenditures	$111,659	$183,060	(39.0)%

(1)	Margin is defined as revenues less direct operating costs and excludes depreciation amortization, and impairment and selling, general and administrative expenses. Average margin per operating day is defined as margin divided by operating days.

Revenues increased in 2013 compared to 2012 primarily due to early termination revenues totaling approximately $62.8 million related to the early contract termination for six rigs. This was partially offset by a decrease in revenue due to fewer operating days. A greater number of APEX® rigs working combined with fewer conventional rigs working and the early termination revenue caused an increase in the average revenue per operating day. Direct operating costs were lower due to fewer operating days. In 2012, depreciation and impairment expense included approximately $5.2 million of charges related to drilling equipment on drilling rigs that were removed from our marketable fleet. There were no comparable charges in 2013. Capital expenditures were incurred in 2013 and 2012 to build new drilling rigs, to modify and upgrade existing drilling rigs and to acquire additional related equipment such as top drives, drill pipe, drill collars, engines, fluid circulating systems, rig hoisting systems and safety enhancement equipment.

Pressure Pumping	2013	2012	% Change
	(Dollars in thousands)
Revenues	$259,209	$181,963	42.5%
Direct operating costs	204,050	129,139	58.0%

Margin (1)	55,159	52,824	4.4%
Selling, general and administrative	4,482	4,191	6.9%
Depreciation, amortization and impairment	33,760	33,624	0.4%

Operating income	$16,917	$15,009	12.7%

Fracturing jobs	327	296	10.5%
Other jobs	1,306	1,377	(5.2)%
Total jobs	1,633	1,673	(2.4)%
Average revenue per fracturing job	$722.92	$525.13	37.7%
Average revenue per other job	$17.47	$19.26	(9.3)%
Average revenue per total job	$158.73	$108.76	45.9%
Average direct operating costs per total job	$124.95	$77.19	61.9%
Average margin per total job (1)	$33.78	$31.57	7.0%
Margin as a percentage of revenues (1)	21.3%	29.0%	(26.7)%
Capital expenditures	$29,494	$40,433	(27.1)%

(1)	Margin is defined as revenues less direct operating costs and excludes depreciation, amortization and impairment and selling, general and administrative expenses. Average margin per total job is defined as margin divided by total jobs. Margin as a percentage of revenues is defined as margin divided by revenues.

Our customers have continued the development of unconventional reservoirs resulting in an increase in larger multi-stage fracturing jobs associated therewith. In connection with the newer horizontal shale and other unconventional resource plays, we have added equipment to perform service intensive fracturing jobs. As a result, we have continued to experience an increase in the number of these larger multi-stage fracturing jobs as a proportion of the total fracturing jobs we performed resulting in higher revenues and costs. Average revenue per fracturing job increased as a result of this increase in the number of larger multi-stage fracturing jobs in 2013 as compared to 2012. Average direct operating costs per total job increased primarily as a result of increased amounts of materials and labor used on the larger multi-stage fracturing jobs. Depreciation expense increased due to capital expenditures. In 2012, depreciation, amortization and impairment expenses included approximately $7.3 million related to the retirement of certain pressure pumping equipment. There were no comparable charges in 2013.

Oil and Natural Gas Production and Exploration	2013	2012	% Change
	(Dollars in thousands)
Revenues—Oil	$12,479	$13,557	(8.0)%
Revenues—Natural gas and liquids	1,348	1,376	(2.0)%

Revenues—Total	13,827	14,933	(7.4)%
Direct operating costs	3,602	2,704	33.2%

Margin (1)	10,225	12,229	(16.4)%
Depletion and impairment	4,804	6,794	(29.3)%

Operating income	$5,421	$5,435	(0.3)%

Capital expenditures	$8,823	$7,320	20.5%

(1)	Margin is defined as revenues less direct operating costs and excludes depletion and impairment.

Oil revenues decreased as a result of lower production of oil partially offset by higher average oil prices. Natural gas and liquids revenue decreased also due to lower production partially offset by higher average prices. Direct operating costs increased due to the addition of new wells and due to additional seismic costs. Depletion expense increased due to the addition of new wells. Depletion and impairment expense in 2013 includes approximately $160,000 of oil and natural gas property impairments compared to approximately $1.2 million of oil and natural gas property impairments in 2012.

Corporate and Other	2013	2012	% Change
	(Dollars in thousands)
Selling, general and administrative	$14,284	$10,825	32.0%
Depreciation	$1,134	$955	18.7%
Net gain on asset disposals	$1,378	$1,963	(29.8)%
Interest income	$293	$149	96.6%
Interest expense	$7,503	$7,207	4.1%
Other income (expense)	$380	$624	(39.1)
Capital expenditures	$755	$1,470	(48.6)%

Selling, general and administrative expense for 2013 increased primarily due to approximately $1.7 million of expenses to evaluate and prepare for international growth opportunities and increased expenses related to stock-based compensation. Gains and losses on the disposal of assets are treated as part of our corporate activities because such transactions relate to corporate strategy decisions of our executive management group.

The following tables summarize operations by business segment for the nine months ended September 30, 2013 and 2012:

Contract Drilling	2013	2012	% Change
	(Dollars in thousands)
Revenues	$1,266,944	$1,396,466	(9.3)%
Direct operating costs	729,588	820,911	(11.1)%

Margin (1)	537,356	575,555	(6.6)%
Selling, general and administrative	4,544	4,828	(5.9)%
Depreciation amortization, and impairment	296,941	290,453	2.2%

Operating income	$235,871	$280,274	(15.8)%

Operating days	52,209	61,903	(15.7)%
Average revenue per operating day	$24.27	$22.56	7.6%
Average direct operating costs per operating day	$13.97	$13.26	5.4%
Average margin per operating day (1)	$10.29	$9.30	10.6%
Average rigs operating	191	226	(15.5)%
Capital expenditures	$363,836	$565,352	(35.6)%

(1)	Margin is defined as revenues less direct operating costs and excludes depreciation amortization, and impairment and selling, general and administrative expenses. Average margin per operating day is defined as margin divided by operating days.

Revenues decreased in 2013 compared to 2012 as a result of a decrease in the number of rigs operating. A greater number of APEX® rigs working combined with fewer conventional rigs working and early contract termination revenues caused an increase in the average revenue per operating day. Direct operating costs were lower due to fewer operating days. In 2012, depreciation and impairment expense included approximately $5.2 million of charges related to drilling equipment on drilling rigs that were removed from our marketable fleet. There were no comparable charges in 2013. Capital expenditures were incurred in 2013 and 2012 to build new drilling rigs, to modify and upgrade existing drilling rigs and to acquire additional related equipment such as top drives, drill pipe, drill collars, engines, fluid circulating systems, rig hoisting systems and safety enhancement equipment. Depreciation and impairment expense increased as a result of capital expenditures.

Pressure Pumping	2013	2012	% Change
	(Dollars in thousands)
Revenues	$744,989	$629,858	18.3%
Direct operating costs	560,486	434,047	29.1%

Margin (1)	184,503	195,811	(5.8)%
Selling, general and administrative	13,032	12,810	1.7%
Depreciation, amortization and impairment	95,785	84,359	13.5%

Operating income	$75,686	$98,642	(23.3)%

Fracturing jobs	937	952	(1.6)%
Other jobs	3,635	4,461	(18.5)%
Total jobs	4,572	5,413	(15.5)%
Average revenue per fracturing job	$724.06	$566.04	27.9%
Average revenue per other job	$18.31	$20.40	(10.2)%
Average revenue per total job	$162.95	$116.36	40.0%
Average direct operating costs per total job	$122.59	$80.19	52.9%
Average margin per total job (1)	$40.35	$36.17	11.6%
Margin as a percentage of revenues (1)	24.8%	31.1%	(20.3)%
Capital expenditures	$93,930	$152,532	(38.4)%

(1)	Margin is defined as revenues less direct operating costs and excludes depreciation, amortization and impairment and selling, general and administrative expenses. Average margin per total job is defined as margin divided by total jobs. Margin as a percentage of revenues is defined as margin divided by revenues.

Our customers have continued the development of unconventional reservoirs resulting in an increase in larger multi-stage fracturing jobs associated therewith. In connection with the newer horizontal shale and other unconventional resource plays, we have added equipment to perform service intensive fracturing jobs. As a result, we have experienced an increase in the number of these larger multi-stage fracturing jobs as a proportion of the total fracturing jobs we performed resulting in higher revenues and costs. Average revenue per fracturing job increased as a result of this increase in the number of larger multi-stage fracturing jobs in 2013 as compared to 2012. Average direct operating costs per total job increased primarily as a result of increased amounts of materials and labor used on the larger multi-stage fracturing jobs. Depreciation, amortization and impairment expense increased in 2013 due to significant capital expenditures incurred in recent years to add capacity. In 2012, depreciation, amortization and impairment expenses included approximately $7.3 million related to the retirement of certain pressure pumping equipment. There were no comparable charges in 2013.

Oil and Natural Gas Production and Exploration	2013	2012	% Change
	(Dollars in thousands)
Revenues—Oil	$41,039	$40,879	0.4%
Revenues—Natural gas and liquids	4,290	3,461	24.0%

Revenues—Total	45,329	44,340	2.2%
Direct operating costs	9,738	8,017	21.5%

Margin (1)	35,591	36,323	(2.0)%
Depletion and impairment	18,402	16,146	14.0%

Operating income	$17,189	$20,177	(14.8)%

Capital expenditures	$22,925	$22,624	1.3%

(1)	Margin is defined as revenues less direct operating costs and excludes depletion and impairment.

Oil revenues increased as a result of higher average oil prices partially offset by lower production. Natural gas and liquids revenue increased to due higher average prices and higher production. Direct operating costs and depletion expense also increased primarily due to the addition of new wells. Depletion and impairment expense in 2013 includes approximately $2.6 million of oil and natural gas property impairments compared to approximately $1.6 million of oil and natural gas property impairments in 2012.

Corporate and Other	2013	2012	% Change
	(Dollars in thousands)
Selling, general and administrative	$37,720	$30,171	25.0%
Depreciation	$3,223	$2,865	12.5%
Net gain on asset disposals	$2,286	$32,695	(93.0)%
Provision for bad debts	$—	$1,600	(100.0)%
Interest income	$716	$382	87.4%
Interest expense	$21,210	$16,840	26.0%
Other income (expense)	$780	$535	45.8
Capital expenditures	$2,638	$3,840	(31.3)%

Selling, general and administrative expense for 2013 increased primarily due to $1.7 million of expenses to evaluate and prepare for international growth opportunities and increased expenses related to stock-based compensation. Gains and losses on the disposal of assets are treated as part of our corporate activities because such transactions relate to corporate strategy decisions of our executive management group. The gain on the disposal of assets in 2012 includes a gain of approximately $22.6 million associated with the sale of our flowback operations in April 2012. A provision for bad debts was recorded in 2012; we determined that no provision was needed in 2013. Interest expense increased in 2013 primarily due to interest charges related to the $300 million of Series B Senior Notes issued and sold on June 14, 2012.

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

As a result of the above conversion, our Canadian assets are no longer directly subject to United States taxation, provided that the related unremitted earnings are permanently reinvested in Canada. Effective January 1, 2010, we have elected to permanently reinvest these unremitted earnings in Canada, and we intend to do so for the foreseeable future. As a result, no deferred United States federal or state income taxes have been provided on such unremitted foreign earnings, which totaled approximately $33.9 million as of September 30, 2013. The unrecognized deferred tax liability associated with these earnings was approximately $5.2 million, net of available foreign tax credits. This liability would be recognized if we received a dividend of these unremitted earnings.

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

Volatility of Oil and Natural Gas Prices and its Impact on Operations and Financial Condition

Our revenue, profitability and cash flows are highly dependent upon prevailing prices for oil and natural gas and expectations about future prices. For many years, oil and natural gas prices and markets have been extremely volatile. Prices are affected by factors such as market supply and demand, international military, political and economic conditions, the ability of OPEC to set and maintain production and price targets, technical advances affecting energy consumption and the price and availability of alternative fuels. All of these factors are beyond our control. After experiencing low levels of activity in late 2008 through 2009, drilling activities increased in 2010 as did the prices for oil and natural gas. The increased drilling activity was largely attributed to increased development of unconventional oil and natural gas reservoirs and an improvement in the price of oil. Drilling for oil and liquids rich targets continued to increase in 2011 as oil averaged $94.86 per barrel for the year (WTI spot price as reported by the United States Energy Information Administration). Natural gas prices decreased in 2011 to an average of $4.00 per Mcf (Henry Hub spot price as reported by the United States Energy Information Administration). This decrease continued into 2012 where natural gas prices fell below $2.00 per Mcf in April and averaged $2.75 per Mcf for the year resulting in continued low levels of drilling activity for natural gas in 2012. The increase in drilling activity in oil rich basins absorbed some of the decrease in demand for natural gas drilling activities in 2012. During the first nine months of 2013, natural gas prices averaged $3.69 per Mcf and oil prices averaged $98.09 per barrel. Our average number of rigs operating remains well below the number of our available rigs. Construction of new land drilling rigs in the United States during the last decade has significantly contributed to excess capacity in total available drilling rigs. As a result of decreased drilling activity and excess capacity, our average number of rigs operating has declined from historic highs. We expect oil and natural gas prices to continue to be volatile and to affect our financial condition, operations and ability to access sources of capital. Low market prices for oil and natural gas would likely result in lower demand for our drilling rigs and pressure pumping services and could adversely affect our operating results, financial condition and cash flows. Even during periods of high prices for oil and natural gas, companies exploring for oil and natural gas may cancel or curtail programs, or reduce their levels of capital expenditures for exploration and production for a variety of reasons, which could reduce demand for our drilling and pressure pumping services.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

We currently have exposure to interest rate market risk associated with any borrowings that we have under our revolving credit facility and term loan facility. Interest is paid on the outstanding principal amount of borrowings at a floating rate based on, at our election, LIBOR or a base rate. The margin on LIBOR loans ranges from 2.25% to 3.25% and the margin on base rate loans ranges from 1.25% to 2.25%, based on our debt to capitalization ratio. At September 30, 2013, the margin on LIBOR loans was 2.25% and the margin on base rate loans was 1.25%. As of September 30, 2013, we had no balances outstanding under our revolving credit facility and $95.0 million outstanding under our term loan facility at an interest rate of 2.50%. The interest rate on the borrowings outstanding under our revolving credit and term loan facilities is variable and adjusts at each interest payment date based on our election of LIBOR or the base rate.

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

Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of September 30, 2013.

Changes in Internal Control Over Financial Reporting — There were no changes in our internal control over financial reporting during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act.

PART II — OTHER INFORMATION

ITEM 1. Legal Proceedings

In May 2013, the U.S. Equal Employment Opportunity Commission notified the Company of cause findings related to certain of its employment practices. The cause findings relate to allegations that the Company tolerated a hostile work environment for employees based on national origin and race. The cause findings also allege, among other things, failure to promote, subjecting employees to adverse employment terms and conditions and retaliation. The Company and the EEOC are engaged in the statutory conciliation process. If such conciliation process is unsuccessful, the Company believes that litigation will ensue. The Company intends to defend itself vigorously and, based on the information available to the Company at this time, the Company does not expect the outcome of this matter to have a material adverse effect on its financial condition, results of operations or cash flows; however, there can be no assurance as to the ultimate outcome of this matter.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

The table below sets forth the information with respect to purchases of our common stock made by us during the quarter ended September 30, 2013.

Period Covered	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (in thousands)(1)
July 1-31, 2013	202,367	$19.76	202,367	$46,883
August 1-31, 2013	2,200,238	$19.96	2,200,238	$2,962
September 1-30, 2013	755,567	$20.46	755,567	$187,504

Total	3,158,172	$20.07	3,158,172	$187,504

(1)	On July 26, 2012, we announced that our Board of Directors approved a stock buyback program authorizing purchases of up to $150 million of our common stock in open market or privately negotiated transactions. This buyback program was completed in September 2013. On September 9, 2013, we announced that our Board of Directors approved a new stock buyback program authorizing purchases of up to $200 million of our common stock in open market or privately negotiated transactions.

ITEM 6. Exhibits

The following exhibits are filed herewith or incorporated by reference, as indicated:

3.1	Restated Certificate of Incorporation, as amended (filed August 9, 2004 as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004 and incorporated herein by reference).

3.2	Amendment to Restated Certificate of Incorporation, as amended (filed August 9, 2004 as Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004 and incorporated herein by reference).

3.3	Second Amended and Restated Bylaws (filed August 6, 2007 as Exhibit 3.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2007 and incorporated herein by reference).

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101 *	The following materials from Patterson-UTI Energy, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statement of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.

*	filed herewith

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

Date: October 28, 2013