Form 10-Q
period 2014-03-31
PATTERSON UTI ENERGY INC
filed 2014-04-28
CIK 889900

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

or

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

144,495,568 shares of common stock, $0.01 par value, as of April 24, 2014

PATTERSON-UTI ENERGY, INC. AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION

ITEM 1. Financial Statements

The following unaudited consolidated condensed financial statements include all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented.

PATTERSON-UTI ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

(unaudited, in thousands, except share data)

	March 31, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$257,746	$249,509
Accounts receivable, net of allowance for doubtful accounts of $3,675 and $3,674 at March 31, 2014 and December 31, 2013, respectively	485,925	451,517
Inventory	22,663	21,248
Deferred tax assets, net	33,852	32,952
Other	51,065	53,424

Total current assets	851,251	808,650
Property and equipment, net	3,716,572	3,635,541
Goodwill and intangible assets	166,559	167,470
Deposits on equipment purchases	57,237	52,560
Other	21,276	22,906

Total assets	$4,812,895	$4,687,127

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$263,820	$173,150
Federal and state income taxes payable	24,855	10,670
Accrued expenses	159,016	160,457
Current portion of long-term debt	10,000	10,000

Total current liabilities	457,691	354,277
Long-term debt	680,000	682,500
Deferred tax liabilities, net	878,771	887,864
Other	6,763	6,489

Total liabilities	2,023,225	1,931,130

Commitments and contingencies (see Note 9)
Stockholders’ equity:
Preferred stock, par value $.01; authorized 1,000,000 shares, no shares issued	—	—
Common stock, par value $.01; authorized 300,000,000 shares with 186,971,989 and 186,487,246 issued and 144,702,524 and 144,219,189 outstanding at March 31, 2014 and December 31, 2013, respectively	1,870	1,865
Additional paid-in capital	930,205	913,505
Retained earnings	2,727,805	2,707,439
Accumulated other comprehensive income	10,721	14,076
Treasury stock, at cost, 42,269,465 shares and 42,268,057 shares at March 31, 2014 and December 31, 2013, respectively	(880,931)	(880,888)

Total stockholders’ equity	2,789,670	2,755,997

Total liabilities and stockholders’ equity	$4,812,895	$4,687,127

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

PATTERSON-UTI ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(unaudited, in thousands, except per share data)

	Three Months Ended March 31,
	2014	2013
Operating revenues:
Contract drilling	$425,903	$419,094
Pressure pumping	240,261	231,160
Oil and natural gas	12,004	16,785

Total operating revenues	678,168	667,039

Operating costs and expenses:
Contract drilling	251,059	247,072
Pressure pumping	199,808	168,156
Oil and natural gas	3,274	2,922
Depreciation, depletion, amortization and impairment	147,322	136,435
Selling, general and administrative	19,673	17,397
Net (gain) loss on asset disposals	(1,744)	125

Total operating costs and expenses	619,392	572,107

Operating income	58,776	94,932

Other income (expense):
Interest income	176	173
Interest expense, net of capitalized interest of $1,667 in 2014 and $2,281 in 2013	(7,188)	(6,766)
Other	—	19

Total other expense	(7,012)	(6,574)

Income before income taxes	51,764	88,358

Income tax expense (benefit):
Current	26,935	7,573
Deferred	(9,993)	24,555

Total income tax expense	16,942	32,128

Net income	$34,822	$56,230

Net income per common share:
Basic	$0.24	$0.38

Diluted	$0.24	$0.38

Weighted average number of common shares outstanding:
Basic	142,892	144,827

Diluted	145,099	146,783

Cash dividends per common share	$0.10	$0.05

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

PATTERSON-UTI ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited, in thousands)

	Three Months Ended March 31,
	2014	2013
Net income	$34,822	$56,230
Other comprehensive income (loss), net of taxes of $0 for all periods:
Foreign currency translation adjustment	(3,355)	(2,303)

Total comprehensive income	$31,467	$53,927

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

PATTERSON-UTI ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(unaudited, in thousands)

					Accumulated
	Common Stock		Additional		Other
	Number of		Paid-in	Retained	Comprehensive	Treasury
	Shares	Amount	Capital	Earnings	Income	Stock	Total
Balance, December 31, 2013	186,487	$1,865	$913,505	$2,707,439	$14,076	$(880,888)	$2,755,997
Net income	—	—	—	34,822	—	—	34,822
Foreign currency translation adjustment	—	—	—	—	(3,355)	—	(3,355)
Issuance of restricted stock	15	—	—	—	—	—	—
Forfeitures of restricted stock	(13)	—	—	—	—	—	—
Exercise of stock options	483	5	8,028	—	—	—	8,033
Stock-based compensation	—	—	6,711	—	—	—	6,711
Tax benefit related to stock-based compensation	—	—	1,961	—	—	—	1,961
Payment of cash dividends	—	—	—	(14,456)	—	—	(14,456)
Purchase of treasury stock	—	—	—	—	—	(43)	(43)

Balance, March 31, 2014	186,972	$1,870	$930,205	$2,727,805	$10,721	$(880,931)	$2,789,670

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

PATTERSON-UTI ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Three Months Ended March 31,
	2014	2013
Cash flows from operating activities:
Net income	$34,822	$56,230
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion, amortization and impairment	147,322	136,435
Dry holes and abandonments	283	10
Deferred income tax (benefit) expense	(9,993)	24,555
Stock-based compensation expense	6,711	5,903
Net (gain) loss on asset disposals	(1,744)	125
Changes in operating assets and liabilities:
Accounts receivable	(35,434)	(25,220)
Income taxes receivable/payable	14,180	1,267
Inventory and other assets	2,513	6,672
Accounts payable	22,264	21,385
Accrued expenses	(1,648)	(17,698)
Other liabilities	221	53

Net cash provided by operating activities	179,497	209,717

Cash flows from investing activities:
Purchases of property and equipment	(170,372)	(174,161)
Proceeds from disposal of assets	6,590	707

Net cash used in investing activities	(163,782)	(173,454)

Cash flows from financing activities:
Purchases of treasury stock	(43)	(2,874)
Dividends paid	(14,456)	(7,312)
Tax benefit related to stock-based compensation	1,961	2,737
Repayment of long-term debt	(2,500)	(1,250)
Proceeds from exercise of stock options	8,033	6,295

Net cash used in financing activities	(7,005)	(2,404)

Effect of foreign exchange rate changes on cash	(473)	(551)

Net increase in cash and cash equivalents	8,237	33,308
Cash and cash equivalents at beginning of period	249,509	110,723

Cash and cash equivalents at end of period	$257,746	$144,031

Supplemental disclosure of cash flow information:
Net cash paid during the period for:
Interest, net of capitalized interest of $1,667 in 2014 and $2,281 in 2013	$—	$—
Income taxes	$(10,001)	$(3,543)
Supplemental investing and financing information:
Net increase in current liabilities for purchases of property and equipment	$68,802	$24,039
Net (increase) decrease in deposits on equipment purchases	$(4,677)	$7,863

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

PATTERSON-UTI ENERGY, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1. Basis of Consolidation and Presentation

The unaudited interim consolidated condensed financial statements include the accounts of Patterson-UTI Energy, Inc. (the “Company”) and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. Except for wholly-owned subsidiaries, the Company has no controlling financial interests in any entity which would require consolidation.

The unaudited interim consolidated condensed financial statements have been prepared by management of the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations, although the Company believes the disclosures included either on the face of the financial statements or herein are sufficient to make the information presented not misleading. In the opinion of management, all adjustments which are of a normal recurring nature considered necessary for a fair statement of the information in conformity with accounting principles generally accepted in the United States of America have been included. The Unaudited Consolidated Condensed Balance Sheet as of December 31, 2013, as presented herein, was derived from the audited consolidated balance sheet of the Company, but does not include all disclosures required by accounting principles generally accepted in the United States of America. These unaudited consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013. The results of operations for the three months ended March 31, 2014 are not necessarily indicative of the results to be expected for the full year.

Certain reclassifications have been made to the prior period to conform to the current-period presentation, with no effect on our consolidated financial position, results of operations or cash flows.

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

The Company provides a dual presentation of its net income per common share in its unaudited consolidated condensed statements of operations: Basic net income per common share (“Basic EPS”) and diluted net income per common share (“Diluted EPS”).

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

The following table presents information necessary to calculate net income per share for the three months ended March 31, 2014 and 2013 as well as potentially dilutive securities excluded from the weighted average number of diluted common shares outstanding because their inclusion would have been anti-dilutive (in thousands, except per share amounts):

	Three Months Ended March 31,
	2014	2013
BASIC EPS:
Net income	$34,822	$56,230
Adjust for income attributed to holders of non-vested restricted stock	(353)	(482)

Income attributed to common stockholders	$34,469	$55,748

Weighted average number of common shares outstanding, excluding non-vested shares of restricted stock	142,892	144,827

Basic net income per common share	$0.24	$0.38

DILUTED EPS:
Income attributed to common stockholders	$34,469	$55,748

Weighted average number of common shares outstanding, excluding non-vested shares of restricted stock	142,892	144,827
Add dilutive effect of potential common shares	2,207	1,956

Weighted average number of diluted common shares outstanding	145,099	146,783

Diluted net income per common share	$0.24	$0.38

Potentially dilutive securities excluded as anti-dilutive	80	1,874

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

Stock Options — The Company estimates the grant date fair values of stock options using the Black-Scholes-Merton valuation model. Volatility assumptions are based on the historic volatility of the Company’s common stock over the most recent period equal to the expected term of the options as of the date the options are granted. The expected term assumptions are based on the Company’s experience with respect to employee stock option activity. Dividend yield assumptions are based on the expected dividends at the time the options are granted. The risk-free interest rate assumptions are determined by reference to United States Treasury yields. Weighted-average assumptions used to estimate the grant date fair values for stock options granted for the three month periods ended March 31, 2014 and 2013 follow:

	Three Months Ended March 31,
	2014	2013
Volatility	35.91%	46.19%
Expected term (in years)	5.00	5.00
Dividend yield	0.79%	1.07%
Risk-free interest rate	1.75%	0.72%

Stock option activity from January 1, 2014 to March 31, 2014 follows:

	Underlying Shares	Weighted Average Exercise Price
Outstanding at January 1, 2014	7,319,695	$21.23
Granted	50,000	$25.32
Exercised	(482,500)	$16.65
Cancelled	—	—
Expired	—	—

Outstanding at March 31, 2014	6,887,195	$21.58

Exercisable at March 31, 2014	5,913,737	$21.64

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

Restricted stock activity from January 1, 2014 to March 31, 2014 follows:

	Shares	Weighted Average Grant Date Fair Value
Non-vested restricted stock outstanding at January 1, 2014	1,496,692	$20.84
Granted	15,000	$25.32
Vested	(52,752)	$23.08
Forfeited	(12,757)	$19.95

Non-vested restricted stock outstanding at March 31, 2014	1,446,183	$20.82

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

Restricted stock unit activity from January 1, 2014 to March 31, 2014 follows:

	Shares	Weighted Average Grant Date Fair Value
Non-vested restricted stock units outstanding at January 1, 2013	20,256	$20.67
Granted	—	—
Vested	—	—
Forfeited	—	—

Non-vested restricted stock units outstanding at March 31, 2014	20,256	$20.67

Performance Unit Awards — In 2011, 2012 and 2013, the Company granted stock-settled performance unit awards to certain executive officers (the “Stock-Settled Performance Units”). The Stock-Settled Performance Units provide for the recipients to receive a grant of shares of stock upon the achievement of certain performance goals established by the Compensation Committee during the performance period. The performance period for the Stock-Settled Performance Units is the three year period commencing on April 1 of the year of grant, but can extend for an additional two years in certain circumstances. The performance goals for the Stock-Settled Performance Units are tied to the Company’s total shareholder return for the performance period as compared to total shareholder return for a peer group determined by the Compensation Committee. These goals are considered to be market conditions under the relevant accounting standards and the market conditions were factored into the determination of the fair value of the performance units. Generally, the recipients will receive a target number of shares if the Company’s total shareholder return is positive and, when compared to the peer group, is at the 50th percentile and two times the target if at the 75th percentile or higher. If the Company’s total shareholder return is positive, and, when compared to the peer group, is at the 25th percentile, the recipients will only receive one-half of the target number of shares. The grant of shares when achievement is between the 25th and 75th percentile will be determined on a pro-rata basis. The target number of shares with respect to the 2011 Stock-Settled Performance Units was 144,375. The performance period for the 2011 Stock-Settled Performance Units ended on March 31, 2014, and the Company’s total shareholder return was at the 94th percentile. In April 2014, 288,750 shares were issued to settle the 2011 Stock-Settled Performance Units.

The total target number of shares with respect to the Stock-Settled Performance Units is set forth below:

	2013 Performance Unit Awards	2012 Performance Unit Awards	2011 Performance Unit Awards
Target number of shares	236,500	192,000	144,375

Because the Stock-Settled Performance Units are stock-settled awards, they are accounted for as equity awards and measured at fair value on the date of grant using a Monte Carlo simulation model. The fair value of the Stock-Settled Performance Units is set forth below (in thousands):

	2013 Performance Unit Awards	2012 Performance Unit Awards	2011 Performance Unit Awards
Fair value at date of grant	$5,564	$3,065	$5,569

These fair value amounts are charged to expense on a straight-line basis over the performance period. Compensation expense associated with the Stock-Settled Performance Units is shown below (in thousands):

	2013 Performance Unit Awards	2012 Performance Unit Awards	2011 Performance Unit Awards
Three months ended March 31, 2014	$464	$255	$464
Three months ended March 31, 2013	NA	$255	$464

3. Property and Equipment

Property and equipment consisted of the following at March 31, 2014 and December 31, 2013 (in thousands):

	March 31, 2014	December 31, 2013
Equipment	$5,915,271	$5,749,975
Oil and natural gas properties	192,299	183,571
Buildings	80,646	80,050
Land	12,048	12,054

	6,200,264	6,025,650
Less accumulated depreciation and depletion	(2,483,692)	(2,390,109)

Property and equipment, net	$3,716,572	$3,635,541

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

	Three Months Ended March 31,
	2014	2013
Revenues:
Contract drilling	$426,961	$420,233
Pressure pumping	240,261	231,160
Oil and natural gas	12,004	16,785

Total segment revenues	679,226	668,178
Elimination of intercompany revenues (a)	(1,058)	(1,139)

Total revenues	$678,168	$667,039

Income before income taxes:
Contract drilling	$67,077	$72,549
Pressure pumping	1,543	28,515
Oil and natural gas	2,703	6,241

	71,323	107,305
Corporate and other	(14,291)	(12,248)
Net gain on asset disposals (b)	1,744	(125)
Interest income	176	173
Interest expense	(7,188)	(6,766)
Other	—	19

Income before income taxes	$51,764	$88,358

	March 31, 2014	December 31, 2013
Identifiable assets:
Contract drilling	$3,675,034	$3,569,588
Pressure pumping	780,162	761,199
Oil and natural gas	60,461	58,656
Corporate and other (c)	297,238	297,684

Total assets	$4,812,895	$4,687,127

(a)	Consists of contract drilling intercompany revenues for drilling services provided to the oil and natural gas exploration and production segment.
(b)	Net gains or losses associated with the disposal of assets relate to corporate strategy decisions of the executive management group. Accordingly, the related gains or losses have been separately presented and excluded from the results of specific segments.
(c)	Corporate and other assets primarily include cash on hand and certain deferred tax assets.

5. Goodwill and Intangible Assets

Goodwill — Goodwill by operating segment as of March 31, 2014 and changes for the three months then ended are as follows (in thousands):

	Contract Drilling	Pressure Pumping	Total
Balance December 31, 2013	$86,234	$67,575	$153,809
Changes to goodwill	—	—	—

Balance March 31, 2014	$86,234	$67,575	$153,809

There were no accumulated impairment losses as of March 31, 2014 or December 31, 2013.

Goodwill is evaluated at least annually on December 31, or when circumstances require, to determine if the fair value of recorded goodwill has decreased below its carrying value. For purposes of impairment testing, goodwill is evaluated at the reporting unit level. The Company’s reporting units for impairment testing have been determined to be its operating segments. The Company first determines whether it is more likely than not that the fair value of a reporting unit is less than its carrying value after considering qualitative, market and other factors. If so, then goodwill impairment is determined using a two-step impairment test. From time to time, the Company may perform the first step of the quantitative testing for goodwill impairment in lieu of performing the qualitative assessment. The first step is to compare the fair value of an entity’s reporting units to the respective carrying value of those reporting units. If the carrying value of a reporting unit exceeds its fair value, the second step of the impairment test is performed whereby the fair value of the reporting unit is allocated to its identifiable tangible and intangible assets and liabilities with any remaining fair value representing the fair value of goodwill. If this resulting fair value of goodwill is less than the carrying value of goodwill, an impairment loss would be recognized in the amount of the shortfall.

Intangible Assets — Intangible assets were recorded in the pressure pumping operating segment in connection with the fourth quarter 2010 acquisition of the assets of a pressure pumping business. As a result of the purchase price allocation, the Company recorded intangible assets related to the customer relationships acquired and a non-compete agreement. These intangible assets were recorded at fair value on the date of acquisition.

The value of the customer relationships was estimated using a multi-period excess earnings model to determine the present value of the projected cash flows associated with the customers in place at the time of the acquisition and taking into account a contributory asset charge. The resulting intangible asset is being amortized on a straight-line basis over seven years. Amortization expense of approximately $911,000 was recorded in the three months ended March 31, 2014 and 2013 associated with customer relationships.

The following table presents the gross carrying amount and accumulated amortization of the customer relationships as of March 31, 2014 and December 31, 2013 (in thousands):

	March 31, 2014			December 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$25,500	$(12,750)	$12,750	$25,500	$(11,839)	$13,661

The non-compete agreement had a term of three years from October 1, 2010. The value of this agreement was estimated using a with and without scenario where cash flows were projected through the term of the agreement assuming the agreement is in place and compared to cash flows assuming the non-compete agreement was not in place. The intangible asset associated with the non-compete agreement was amortized on a straight-line basis over the three-year term of the agreement and was fully amortized by September 30, 2013. Amortization expense of approximately $117,000 was recorded in the three months ended March 31, 2013 associated with the non-compete agreement.

6. Accrued Expenses

Accrued expenses consisted of the following at March 31, 2014 and December 31, 2013 (in thousands):

	March 31, 2014	December 31, 2013
Salaries, wages, payroll taxes and benefits	$40,848	$45,836
Workers’ compensation liability	76,842	74,975
Property, sales, use and other taxes	8,674	12,367
Insurance, other than workers’ compensation	10,835	10,129
Accrued interest payable	14,515	7,604
Other	7,302	9,546

	$159,016	$160,457

7. Asset Retirement Obligation

The Company records a liability for the estimated costs to be incurred in connection with the abandonment of oil and natural gas properties in the future. This liability is included in the caption “other” in the liabilities section of the consolidated condensed balance sheet. The following table describes the changes to the Company’s asset retirement obligations during the three months ended March 31, 2014 and 2013 (in thousands):

	Three Months Ended March 31,
	2014	2013
Balance at beginning of year	$4,837	$4,422
Liabilities incurred	91	71
Liabilities settled	(11)	(13)
Accretion expense	42	41

Asset retirement obligation at end of period	$4,959	$4,521

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

Loans under the Credit Agreement bear interest by reference, at the Company’s election, to the LIBOR rate or base rate, provided, that swing line loans bear interest by reference only to the base rate. The applicable margin on LIBOR rate loans varies from 2.25% to 3.25% and the applicable margin on base rate loans varies from 1.25% to 2.25%, in each case determined based upon the Company’s debt to capitalization ratio. As of March 31, 2014, the applicable margin on LIBOR rate loans was 2.25% and the applicable margin on base rate loans was 1.25%. A letter of credit fee is payable by the Company equal to the applicable margin for LIBOR rate loans times the daily amount available to be drawn under outstanding letters of credit. The commitment fee rate payable to the lenders for the unused portion of the credit facility is 0.50%.

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

The Credit Agreement requires compliance with two financial covenants. The Company must not permit its debt to capitalization ratio to exceed 45%. The Credit Agreement generally defines the debt to capitalization ratio as the ratio of (a) total borrowed money indebtedness to (b) the sum of such indebtedness plus consolidated net worth, with consolidated net worth determined as of the last day of the most recently ended fiscal quarter. The Company also must not permit the interest coverage ratio as of the last day of a fiscal quarter to be less than 3.00 to 1.00. The Credit Agreement generally defines the interest coverage ratio as the ratio of earnings before interest, taxes, depreciation and amortization (“EBITDA”) of the four prior fiscal quarters to interest charges for the same period. The Company was in compliance with these covenants at March 31, 2014. The Credit Agreement also contains customary representations, warranties and affirmative and negative covenants.

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

As of March 31, 2014, the Company had $90.0 million principal amount outstanding under the term loan facility at an interest rate of 2.50% and no amounts outstanding under the revolving credit facility. The Company had $39.8 million in letters of credit outstanding at March 31, 2014 and, as a result, had available borrowing capacity of approximately $460 million at that date.

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

The respective note purchase agreements require compliance with two financial covenants. The Company must not permit its debt to capitalization ratio to exceed 50% at any time. The note purchase agreements generally define the debt to capitalization ratio as the ratio of (a) total borrowed money indebtedness to (b) the sum of such indebtedness plus consolidated net worth, with consolidated net worth determined as of the last day of the most recently ended fiscal quarter. The Company also must not permit the interest coverage ratio as of the last day of a fiscal quarter to be less than 2.50 to 1.00. The note purchase agreements generally define the interest coverage ratio as the ratio of EBITDA for the four prior fiscal quarters to interest charges for that same period. The Company was in compliance with these covenants at March 31, 2014.

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

Debt issuance costs are deferred and recognized as interest expense over the term of the underlying debt. Interest expense related to the amortization of debt issuance costs was approximately $547,000 for the three months ended March 31, 2014 and 2013, respectively.

Presented below is a schedule of the principal repayment requirements of long-term debt by fiscal year as of March 31, 2014 (in thousands):

Year ending December 31,
2014	$7,500
2015	12,500
2016	28,750
2017	41,250
2018	—
Thereafter	600,000

Total	$690,000

9. Commitments, Contingencies and Other Matters

As of March 31, 2014, the Company maintained letters of credit in the aggregate amount of $39.8 million for the benefit of various insurance companies as collateral for retrospective premiums and retained losses which could become payable under the terms of the underlying insurance contracts. These letters of credit expire annually at various times during the year and are typically renewed. As of March 31, 2014, no amounts had been drawn under the letters of credit.

As of March 31, 2014, the Company had commitments to purchase approximately $317 million of major equipment for its drilling and pressure pumping businesses.

The Company’s pressure pumping business has entered into agreements to purchase minimum quantities of proppants and chemicals from certain vendors. These agreements expire in 2016 and 2017. As of March 31, 2014, the remaining obligation under these agreements is approximately $24.7 million, of which materials with a total purchase price of approximately $7.2 million are expected to be delivered during the remainder of 2014. In the event that the required minimum quantities are not purchased during any contract year, the Company would be required to make a liquidated damages payment to the respective vendor for any shortfall.

In November 2011, the Company’s pressure pumping business entered into an agreement with a proppant vendor to advance up to $12.0 million to such vendor to finance the construction of certain processing facilities. This advance is secured by the underlying processing facilities and bears interest at an annual rate of 5.0%. Repayment of the advance is to be made through discounts applied to purchases from the vendor and repayment of all amounts advanced must be made no later than October 1, 2017. As of March 31, 2014, advances of approximately $11.8 million had been made under this agreement and principal repayments of approximately $3.3 million had been received resulting in a balance outstanding of approximately $8.5 million.

In May 2013, the U.S. Equal Employment Opportunity Commission notified the Company of cause findings related to certain of its employment practices. The cause findings relate to allegations that the Company tolerated a hostile work environment for employees based on national origin and race. The cause findings also allege, among other things, failure to promote, subjecting employees to adverse employment terms and conditions and retaliation. The Company and the EEOC engaged in the statutory conciliation process. In March 2014, the EEOC notified us that this matter will be forwarded to its legal unit for litigation review. The Company believes that litigation will ensue. The Company intends to defend itself vigorously and, based on the information available to the Company at this time, the Company does not expect the outcome of this matter to have a material adverse effect on its financial condition, results of operations or cash flows; however, there can be no assurance as to the ultimate outcome of this matter.

Other than the matter described above, the Company is party to various legal proceedings arising in the normal course of its business; the Company does not believe that the outcome of these proceedings, either individually or in the aggregate, will have a material adverse effect on its financial condition, results of operations or cash flows.

10. Stockholders’ Equity

Cash Dividends — The Company paid cash dividends during the three months ended March 31, 2013 and 2014 as follows:

2013:	Per Share	Total
		(in thousands)
Paid on March 29, 2013	$0.05	$7,312

2014:	Per Share	Total
		(in thousands)
Paid on March 27, 2014	$0.10	$14,456

On April 23, 2014, the Company’s Board of Directors approved a cash dividend on its common stock in the amount of $0.10 per share to be paid on June 26, 2014 to holders of record as of June 12, 2014. The amount and timing of all future dividend payments, if any, are subject to the discretion of the Board of Directors and will depend upon business conditions, results of operations, financial condition, terms of the Company’s credit facilities and other factors.

On September 6, 2013, the Company’s Board of Directors approved a stock buyback program that authorizes purchase of up to $200 million of the Company’s common stock in open market or privately negotiated transactions. As of March 31, 2014, the Company had remaining authorization to purchase approximately $187 million of the Company’s outstanding common stock under the stock buyback program. Shares purchased under a buyback program are accounted for as treasury stock.

During the three months ended March 31, 2014, the Company acquired shares of stock to satisfy payroll tax withholding obligations upon the vesting of restricted stock, which are accounted for as treasury stock. These shares were acquired at fair market value pursuant to the terms of the Patterson-UTI Energy, Inc. 2005 Long-Term Incentive Plan (the “2005 Plan”) and not pursuant to the stock buyback program.

Treasury stock acquisitions during the three months ended March 31, 2014 were as follows (dollars in thousands):

	March 31, 2014
	Shares	Cost
Treasury shares at beginning of period	42,268,057	$880,888
Acquisitions pursuant to the 2005 Long-Term Incentive Plan	1,408	43

Treasury shares at end of period	42,269,465	$880,931

11. Income Taxes

The Company’s effective income tax rate was 32.7% for the three months ended March 31, 2014, compared to 36.4% for the three months ended March 31, 2013. The Domestic Production Activities Deduction was enacted as part of the American Jobs Creation Act of 2004 (as revised by the Emergency Economic Stabilization Act of 2008), and allows a deduction of 9% on the lesser of qualified production activities income or taxable income. The prior year Domestic Production Activities Deduction was smaller due to lower taxable income after the utilization of bonus depreciation and a federal net operating loss carryforward. In 2014, the Company does not have any remaining federal net operating loss carryforward, and bonus depreciation is currently unavailable, resulting in higher taxable income and, therefore, a larger Domestic Production Activities Deduction.

12. Fair Values of Financial Instruments

The carrying values of cash and cash equivalents, trade receivables and accounts payable approximate fair value due to the short-term maturity of these items. These fair value estimates are considered Level 1 fair value estimates in the fair value hierarchy of fair value accounting.

The estimated fair value of the Company’s outstanding debt balances (including current portion) as of March 31, 2014 and December 31, 2013 is set forth below (in thousands):

	March 31, 2014		December 31, 2013
	Carrying Value	Fair Value	Carrying Value	Fair Value
Borrowings under credit agreement:
Term loan facility	$90,000	$90,000	$92,500	$92,500
4.97% Series A Senior Notes	300,000	316,398	300,000	304,293
4.27% Series B Senior Notes	300,000	298,879	300,000	286,772

Total debt	$690,000	$705,277	$692,500	$683,565

The carrying values of the balances outstanding under the term loan approximate their fair values as this instrument has a floating interest rate. The fair value of the 4.97% Series A Senior Notes and the 4.27% Series B Senior Notes at March 31, 2014 and December 31, 2013 are based on discounted cash flows associated with the respective notes using current market rates of interest at those respective dates. For the 4.97% Series A Senior Notes, the current market rates used in measuring this fair value were 4.01% at March 31, 2014 and 4.52% at December 31, 2013. For the 4.27% Series B Senior Notes, the current market rates used in measuring this fair value was 4.33% at March 31, 2014 and 4.89% at December 31, 2013. These fair value estimates are based on observable market inputs and are considered Level 2 fair value estimates in the fair value hierarchy of fair value accounting.

13. Recently Issued Accounting Standards

In February 2013, the FASB issued an accounting standards update to provide guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of the update is fixed at the reporting date, except for obligations addressed within existing guidance in U.S. GAAP. The guidance requires an entity to measure those obligations as the sum of the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors and any additional amount the reporting entity expects to pay on behalf of its co-obligors. The update also requires an entity to disclose the nature and amount of the obligation as well as other information about those obligations. The requirements in this update are effective during interim and annual periods beginning after December 15, 2013. The adoption of this update did not have a material impact on the Company’s consolidated condensed financial statements.

14. Subsequent Event

On February 21, 2014, the Company’s Board of Directors adopted the Patterson-UTI Energy, Inc. 2014 Long-Term Incentive Plan (the “2014 Plan”), subject to approval by the Company’s stockholders. In addition, on the same date, the Board of Directors approved, subject to and effective upon the approval by the stockholders of the 2014 Plan, the termination of any future grants under all existing equity plans of Patterson-UTI. On April 17, 2014, the Company’s stockholders approved the 2014 Plan. The aggregate number of shares of Common Stock authorized for grant under the 2014 Plan is 9,100,000, reduced by the number of shares that are subject to awards granted under existing equity plans of Patterson-UTI during the period commencing on January 1, 2014 and ending on the date the 2014 Plan was approved by the stockholders.

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

Forward-looking statements are not guarantees of future performance and a variety of factors could cause actual results to differ materially from the anticipated or expected results expressed in or suggested by these forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, volatility in customer spending and in oil and natural gas prices that could adversely affect demand for our services and their associated effect on rates, utilization, margins and planned capital expenditures, global economic conditions, excess availability of land drilling rigs and pressure pumping equipment, including as a result of reactivation or construction, equipment specialization and new technologies, adverse credit and equity market conditions, difficulty in building and deploying new equipment and integrating acquisitions, shortages, delays in delivery and interruptions in supply of equipment, supplies and materials, weather, loss of key customers, liabilities from operations for which we do not have and receive full indemnification or insurance, ability to effectively identify and enter new markets, governmental regulation, ability to realize backlog, ability to retain management and field personnel and other factors. Refer to “Risk Factors” contained in Part 1 of our Annual Report on Form 10-K for the year ended December 31, 2013 for a more complete discussion of these and other factors that might affect our performance and financial results. You are cautioned not to place undue reliance on any of our forward-looking statements. These forward-looking statements are intended to relay our expectations about the future, and speak only as of the date they are made. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, changes in internal estimates or otherwise, except as required by law.

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

We have a drilling fleet that consists of more than 275 marketable land-based drilling rigs. There continues to be uncertainty with respect to the global economic environment and crude oil and natural gas prices are volatile. During the first quarter of 2014, our average number of rigs operating in the United States was 193 compared to an average of 188 drilling rigs operating during the same period in 2013. During the first quarter of 2014, our average number of rigs operating in Canada was 10 compared to 11 drilling rigs operating during the first quarter of 2013.

We have addressed our customers’ needs for drilling horizontal wells in shale and other unconventional resource plays by expanding our areas of operation and improving the capabilities of our drilling fleet during the last several years. As of March 31, 2014, we have completed 127 APEX® rigs and made performance and safety improvements to existing high capacity rigs. We have plans to complete 23 additional new APEX® rigs during the four quarters ending March 2015. In connection with horizontal shale and other unconventional resource plays, we have added equipment in recent years to perform service intensive fracturing jobs. As of March 31, 2014, we had more than 750,000 hydraulic horsepower in our pressure pumping fleet. Low natural gas prices and the industry-wide addition of new pressure pumping equipment to the marketplace has led to an excess supply of pressure pumping equipment in North America.

We maintain a backlog of commitments for contract drilling revenues under term contracts, which we define as contracts with a fixed term of six months or more. Our backlog as of March 31, 2014 was approximately $1.04 billion. We expect approximately $644 million of our backlog to be realized in the remainder of 2014. We generally calculate our backlog by multiplying the day rate under our term drilling contracts by the number of days remaining under the contract. The calculation does not include any revenues related to other fees such as for mobilization, demobilization and customer reimbursables, nor does it include potential reductions in rates for unscheduled standby or during periods in which the rig is moving, on standby or incurring maintenance and repair time in excess of what is permitted under the drilling contract. In addition, generally our term drilling contracts are subject to termination by the customer on short notice and provide for an early termination payment to us in the event that the contract is terminated by the customer. For contracts that we have received an early termination notice, our backlog calculation includes the early termination rate, instead of the day rate, for the period we expect to receive the lower rate.

For the three months ended March 31, 2014 and 2013, our operating revenues consisted of the following (in thousands):

	Three Months Ended March 31,
	2014		2013
Contract drilling	$425,903	63%	$419,094	63%
Pressure pumping	240,261	35	231,160	35
Oil and natural gas	12,004	2	16,785	2

	$678,168	100%	$667,039	100%

Generally, the profitability of our business is impacted most by two primary factors in our contract drilling segment: our average number of rigs operating and our average revenue per operating day. During the first quarter of 2014, our average number of rigs operating was 193 in the United States and 10 in Canada compared to 188 in the United States and 11 in Canada in the first quarter of 2013. Our average revenue per operating day was $23,380 in the first quarter of 2014 compared to $23,410 in the first quarter of 2013. Consolidated net income for the first quarter of 2014 was $34.8 million compared to consolidated net income of $56.2 million for the first quarter of 2013. This decrease in consolidated net income was primarily due to a decline of $27.0 million in operating income from our pressure pumping business. Our Appalachian pressure pumping operations were negatively impacted by unusually severe weather during the first quarter. We continued to incur costs of having crews and equipment on location that were unable to provide revenue generating services during the unusually severe weather.

Our revenues, profitability and cash flows are highly dependent upon prevailing prices for oil and natural gas. During periods of improved commodity prices, the capital spending budgets of oil and natural gas operators tend to expand, which generally results in increased demand for our services. Conversely, in periods when these commodity prices deteriorate, the demand for our services generally weakens and we experience downward pressure on pricing for our services. In March 2014, our average number of rigs operating was 196 in the United States and 8 in Canada.

We are highly impacted by operational risks, competition, the availability of excess equipment, labor issues, weather and various other factors that could materially adversely affect our business, financial condition, cash flows and results of operations. Please see “Risk Factors” included in Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

We believe that our liquidity as of March 31, 2014, which includes approximately $394 million in working capital, approximately $460 million available under our $500 million revolving credit facility, together with cash expected to be generated from operations, should provide us with sufficient ability to fund our current plans to build new equipment, make improvements to our existing equipment, service our debt and pay cash dividends. If we pursue opportunities for growth that require capital, we believe we would be able to satisfy these needs through a combination of working capital, cash flows from operating activities, borrowing capacity under our revolving credit facility or additional debt or equity financing. However, there can be no assurance that such capital will be available on reasonable terms, if at all.

Commitments and Contingencies — As of March 31, 2014, we maintained letters of credit in the aggregate amount of $39.8 million for the benefit of various insurance companies as collateral for retrospective premiums and retained losses which could become payable under the terms of the underlying insurance contracts. These letters of credit expire annually at various times during the year and are typically renewed. As of March 31, 2014, no amounts had been drawn under the letters of credit.

As of March 31, 2014, we had commitments to purchase approximately $317 million of major equipment for our drilling and pressure pumping businesses.

Our pressure pumping business has entered into agreements to purchase minimum quantities of proppants and chemicals from certain vendors. These agreements expire in 2016 and 2017. As of March 31, 2014, the remaining obligation under these agreements is approximately $24.7 million, of which materials with a total purchase price of approximately $7.2 million are expected to be delivered during the remainder of 2014. In the event that the required minimum quantities are not purchased during any contract year, we could be required to make a liquidated damages payment to the respective vendor for any shortfall.

In November 2011, our pressure pumping business entered into an agreement with a proppant vendor to advance, up to $12.0 million to such vendor to finance its construction of certain processing facilities. This advance is secured by the underlying processing facilities and bears interest at an annual rate of 5.0%. Repayment of the advance is to be made through discounts applied to purchases from the vendor and repayment of all amounts advanced must be made no later than October 1, 2017. As of March 31, 2014, advances of approximately $11.8 million had been made under this agreement and repayments of approximately $3.3 million had been received resulting in a balance outstanding of approximately $8.5 million.

In May 2013, the U.S. Equal Employment Opportunity Commission notified us of cause findings related to certain of our employment practices. The cause findings relate to allegations that we tolerated a hostile work environment for employees based on national origin and race. The cause findings also allege, among other things, failure to promote, subjecting employees to adverse employment terms and conditions and retaliation. We and the EEOC engaged in the statutory conciliation process. In March 2014, the EEOC notified us that this matter will be forwarded to its legal unit for litigation review. We believe that litigation will ensue. We intend to defend ourselves vigorously and, based on the information available to us at this time, we do not expect the outcome of this matter to have a material adverse effect on our financial condition, results of operations or cash flows; however, there can be no assurance as to the ultimate outcome of this matter.

Trading and Investing — We have not engaged in trading activities that include high-risk securities, such as derivatives and non-exchange traded contracts. We invest cash primarily in highly liquid, short-term investments such as overnight deposits and money market accounts.

Description of Business — We conduct our contract drilling operations primarily in the continental United States, Alaska and western and northern Canada. We have more than 275 marketable land-based drilling rigs. We provide pressure pumping services to oil and natural gas operators primarily in Texas and the Appalachian region. Pressure pumping services are primarily well stimulation and cementing for completion of new wells and remedial work on existing wells. We also invest in oil and natural gas assets as a non-operating working interest owner. Our oil and natural gas working interests are located primarily in Texas and New Mexico.

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

The addition of new technology drilling rigs to the market, combined with a reduction in the drilling of vertical wells, has resulted in excess capacity of older technology drilling rigs. Similarly, the substantial increase in unconventional resource plays has led to higher demand for pressure pumping services, and there has been a significant increase in the construction of new pressure pumping equipment across the industry. As a result of relatively low natural gas prices and the construction of new equipment, there is currently an excess of pressure pumping equipment available. In circumstances of excess capacity, providers of pressure pumping services have difficulty sustaining profit margins and may sustain losses during downturn periods. We cannot predict either the future level of demand for our contract drilling or pressure pumping services or future conditions in the oil and natural gas contract drilling or pressure pumping businesses.

Critical Accounting Policies

In addition to established accounting policies, our consolidated condensed financial statements are impacted by certain estimates and assumptions made by management. No changes in our critical accounting policies have occurred since the filing of our Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

Liquidity and Capital Resources

As of March 31, 2014, we had working capital of $394 million, including cash and cash equivalents of $258 million, compared to working capital of $454 million and cash and cash equivalents of $250 million at December 31, 2013. The decrease in working capital at March 31, 2014, compared to December 31, 2013, is primarily due to an increase in accounts payable resulting from an acceleration of our program of building new drilling rigs.

During the three months ended March 31, 2014, our sources of cash flow included:

•	$179 million from operating activities,

•	$10.0 million from the exercise of stock options and related tax benefits associated with stock-based compensation, and

•	$6.6 million in proceeds from the disposal of property and equipment.

During the three months ended March 31, 2014, we used $14.5 million to pay dividends on our common stock, $2.5 million to repay long-term debt and $170 million:

•	to build new drilling rigs and pressure pumping equipment,

•	to make capital expenditures for the betterment and refurbishment of existing drilling rigs and pressure pumping equipment,

•	to acquire and procure equipment and facilities to support our drilling and pressure pumping operations, and

•	to fund investments in oil and natural gas properties on a non-operating working interest basis.

We paid cash dividends during the three months ended March 31, 2014 as follows:

	Per Share	Total
		(in thousands)
Paid on March 27, 2014	$0.10	$14,456

On April 23, 2014, our Board of Directors approved a cash dividend on our common stock in the amount of $0.10 per share to be paid on June 26, 2014 to holders of record as of June 12, 2014. The amount and timing of all future dividend payments, if any, is subject to the discretion of the Board of Directors and will depend upon business conditions, results of operations, financial condition, terms of our credit facilities and other factors.

On September 6, 2013, our Board of Directors approved a stock buyback program that authorizes purchase of up to $200 million of our common stock in open market or privately negotiated transactions. As of March 31, 2014, we had remaining authorization to purchase approximately $187 million of our outstanding common stock under the new stock buyback program. Shares purchased under a buyback program are accounted for as treasury stock.

During the three months ended March 31, 2014, we acquired shares of stock to satisfy payroll tax withholding obligations upon the vesting of restricted stock, which are accounted for as treasury stock. These shares were acquired at fair market value pursuant to the terms of the Patterson-UTI Energy, Inc. 2005 Long-Term Incentive Plan (the “2005 Plan”) and not pursuant to the stock buyback program.

Treasury stock acquisitions during the three months ended March 31, 2014 were as follows (dollars in thousands):

	March 31, 2014
	Shares	Cost
Treasury shares at beginning of period	42,268,057	$880,888
Acquisitions pursuant to the 2005 Long-Term Incentive Plan	1,408	43

Treasury shares at end of period	42,269,465	$880,931

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

Loans under the Credit Agreement bear interest by reference, at our election, to the LIBOR rate or base rate, provided, that swing line loans bear interest by reference only to the base rate. The applicable margin on LIBOR rate loans varies from 2.25% to 3.25% and the applicable margin on base rate loans varies from 1.25% to 2.25%, in each case determined based upon our debt to capitalization ratio. As of March 31, 2014, the applicable margin on LIBOR rate loans was 2.25% and the applicable margin on base rate loans was 1.25%. A letter of credit fee is payable by us equal to the applicable margin for LIBOR rate loans times the daily amount available to be drawn under outstanding letters of credit. The commitment fee rate payable to the lenders for the unused portion of the credit facility is 0.50%.

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

The Credit Agreement requires compliance with two financial covenants. We must not permit our debt to capitalization ratio to exceed 45%. The Credit Agreement generally defines the debt to capitalization ratio as the ratio of (a) total borrowed money indebtedness to (b) the sum of such indebtedness plus consolidated net worth, with consolidated net worth determined as of the last day of the most recently ended fiscal quarter. We also must not permit the interest coverage ratio as of the last day of a fiscal quarter to be less than 3.00 to 1.00. The Credit Agreement generally defines the interest coverage ratio as the ratio of EBITDA of the four prior fiscal quarters to interest charges for the same period. We were in compliance with these financial covenants as of March 31, 2014. The Credit Agreement also contains customary representations, warranties and affirmative and negative covenants. We do not expect that the restrictions and covenants will impair, in any material respect, our ability to operate or react to opportunities that might arise.

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

As of March 31, 2014, we had $90.0 million principal amount outstanding under the term loan facility at an interest rate of 2.50% and no amounts outstanding under the revolving credit facility. We had $39.8 million in letters of credit outstanding at March 31, 2014 and, as a result, we had available borrowing capacity of approximately $460 million at that date.

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

The respective note purchase agreements require compliance with two financial covenants. We must not permit our debt to capitalization ratio to exceed 50% at any time. The note purchase agreements generally define the debt to capitalization ratio as the ratio of (a) total borrowed money indebtedness to (b) the sum of such indebtedness plus consolidated net worth, with consolidated net worth determined as of the last day of the most recently ended fiscal quarter. We also must not permit the interest coverage ratio as of the last day of a fiscal quarter to be less than 2.50 to 1.00. The note purchase agreements generally define the interest coverage ratio as the ratio of EBITDA for the four prior fiscal quarters to interest charges for the same period. We were in compliance with these financial covenants as of March 31, 2014. We do not expect that the restrictions and covenants will impair, in any material respect, our ability to operate or react to opportunities that might arise.

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

We believe that our liquidity as of March 31, 2014, which includes approximately $394 million in working capital, and approximately $460 million available under our $500 million revolving credit facility, together with cash expected to be generated from operations, should provide us with sufficient ability to fund our current plans to build new equipment, make improvements to our existing equipment, service our debt and pay cash dividends. If we pursue opportunities for growth that require capital, we believe we would be able to satisfy these needs through a combination of working capital, cash flows from operating activities, borrowing capacity under our revolving credit facility or additional debt or equity financing. However, there can be no assurance that such capital will be available on reasonable terms, if at all.

Results of Operations

The following tables summarize operations by business segment for the three months ended March 31, 2014 and 2013:

Contract Drilling	2014	2013	% Change
	(Dollars in thousands)
Revenues	$425,903	$419,094	1.6%
Direct operating costs	251,059	247,072	1.6%

Margin (1)	174,844	172,022	1.6%
Selling, general and administrative	1,648	1,851	(11.0)%
Depreciation, amortization and impairment	106,119	97,622	8.7%

Operating income	$67,077	$72,549	(7.5)%

Operating days	18,214	17,903	1.7%
Average revenue per operating day	$23.38	$23.41	(0.1)%
Average direct operating costs per operating day	$13.78	$13.80	(0.1)%
Average margin per operating day (1)	$9.60	$9.61	(0.1)%
Average rigs operating	202	199	1.5%
Capital expenditures	$124,923	$134,383	(7.0)%

(1)	Margin is defined as revenues less direct operating costs and excludes depreciation, amortization and impairment and selling, general and administrative expenses. Average margin per operating day is defined as margin divided by operating days.

The increases in revenues, direct operating costs and margin reflect the increase in operating days. The increase in depreciation expense reflects significant capital expenditures incurred in recent years to add new rig capacity. Capital expenditures were incurred in 2013 and 2012 to build new drilling rigs, to modify and upgrade existing drilling rigs and to acquire additional related equipment such as top drives, drill pipe, drill collars, engines, fluid circulating systems, rig hoisting systems and safety enhancement equipment.

Pressure Pumping	2014	2013	% Change
	(Dollars in thousands)
Revenues	$240,261	$231,160	3.9%
Direct operating costs	199,808	168,156	18.8%

Margin (1)	40,453	63,004	(35.8)%
Selling, general and administrative	4,868	4,253	14.5%
Depreciation, amortization and impairment	34,042	30,236	12.6%

Operating income	$1,543	$28,515	(94.6)%

Fracturing jobs	243	266	(8.6)%
Other jobs	880	1,142	(22.9)%
Total jobs	1,123	1,408	(20.2)%
Average revenue per fracturing job	$914.73	$784.60	16.6%
Average revenue per other job	$20.43	$19.66	3.9%
Average revenue per total job	$213.95	$164.18	30.3%
Average direct operating costs per total job	$177.92	$119.43	49.0%
Average margin per total job (1)	$36.02	$44.75	(19.5)%
Margin as a percentage of revenues (1)	16.8%	27.3%	(38.5)%
Capital expenditures	$36,297	$30,234	20.1%

(1)	Margin is defined as revenues less direct operating costs and excludes depreciation, amortization and impairment and selling, general and administrative expenses. Average margin per total job is defined as margin divided by total jobs. Margin as a percentage of revenues is defined as margin divided by revenues.

Our customers have continued the development of unconventional reservoirs resulting in an increase in larger multi-stage fracturing jobs associated therewith. In connection with the horizontal shale and other unconventional resource plays, we have added equipment to perform service intensive fracturing jobs. As a result, we have continued to experience an increase in the number of these larger multi-stage fracturing jobs as a proportion of the total fracturing jobs we performed, resulting in higher revenues and costs. Average revenue per fracturing job increased as a result of this increase in the proportion of larger multi-stage fracturing jobs in 2014 as compared to 2013.

Our Appalachian operations were negatively impacted by unusually severe weather during the first quarter. Margin as a percentage of revenues decreased to 16.8%, primarily as a result of having crews and equipment on location that were unable to provide revenue generating services during the unusually severe weather. While on location, we continued to incur labor, demurrage and other costs, including fuel costs to run our equipment in order to protect it in the extraordinary weather conditions. Depreciation expense increased due to capital expenditures.

Oil and Natural Gas Production and Exploration	2014	2013	% Change
	(Dollars in thousands)
Revenues—Oil	$10,331	$15,395	(32.9)%
Revenues – Natural gas and liquids	1,673	1,390	20.4%

Revenues—Total	12,004	16,785	(28.5)%
Direct operating costs	3,274	2,922	12.0%

Margin (1)	8,730	13,863	(37.0)%
Depletion and impairment	6,027	7,622	(20.9)%

Operating income	$2,703	$6,241	(56.7)%

Capital expenditures	$8,684	$8,664	0.2%

(1)	Margin is defined as revenues less direct operating costs and excludes depletion and impairment.

Oil revenues decreased primarily as a result of lower oil production. Natural gas and liquids revenue increased due to higher average prices partially offset by lower production. Direct operating costs increased due to the addition of new wells and the expiration of leases. Depletion expense decreased due to lower production. Depletion and impairment expense in 2014 includes approximately $1.0 million of oil and natural gas property impairments compared to approximately $1.9 million of oil and natural gas property impairments in 2013.

Corporate and Other	2014	2013	% Change
	(Dollars in thousands)
Selling, general and administrative	$13,157	$11,293	16.5%
Depreciation	$1,134	$955	18.7%
Net (gain) loss on asset disposals	$(1,744)	$125	N/M
Interest income	$176	$173	1.7%
Interest expense	$7,188	$6,766	6.2%
Other income	$—	$19	(100.0)%
Capital expenditures	$468	$880	(46.8)%

Selling, general and administrative expense for 2014 include increased expenses related to stock-based compensation. Gains and losses on the disposal of assets are treated as part of our corporate activities because such transactions relate to corporate strategy decisions of our executive management group.

Income Taxes

Our effective income tax rate was 32.7% for the three months ended March 31, 2014, compared to 36.4% for the three months ended March 31, 2013. The Domestic Production Activities Deduction was enacted as part of the American Jobs Creation Act of 2004 (as revised by the Emergency Economic Stabilization Act of 2008), and allows a deduction of 9% on the lesser of qualified production activities income or taxable income. The prior year Domestic Production Activities Deduction was smaller due to lower taxable income after the utilization of bonus depreciation and a federal net operating loss carryforward. In 2014, we do not have any remaining federal net operating loss carryforward, and bonus depreciation is currently unavailable, resulting in higher taxable income and, therefore, a larger Domestic Production Activities Deduction.

Recently Issued Accounting Standards

In February 2013, the FASB issued an accounting standards update to provide guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of the update is fixed at the reporting date, except for obligations addressed within existing guidance in U.S. GAAP. The guidance requires an entity to measure those obligations as the sum of the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors and any additional amount the reporting entity expects to pay on behalf of its co-obligors. The update also requires an entity to disclose the nature and amount of the obligation as well as other information about those obligations. The requirements in this update are effective during interim and annual periods beginning after December 15, 2013. The adoption of this update did not have a material impact on our consolidated condensed financial statements.

Volatility of Oil and Natural Gas Prices and its Impact on Operations and Financial Condition

Our revenue, profitability and cash flows are highly dependent upon prevailing prices for oil and natural gas and expectations about future prices. For many years, oil and natural gas prices and markets have been extremely volatile. Prices are affected by factors such as market supply and demand, domestic and international military, political, economic and weather conditions, the ability of OPEC to set and maintain production and price targets, technical advances affecting energy consumption and production and the price and availability of alternative fuels. All of these factors are beyond our control. Declines in the market prices of natural gas and oil caused our customers to significantly reduce their drilling activities beginning in the fourth quarter of 2008, and drilling activities remained low throughout 2009. Drilling activities increased in 2010 as did the prices for oil and natural gas. The increased drilling activity was largely attributable to increased development of unconventional oil and natural gas reservoirs and an improvement in the price of oil. Drilling for oil and liquids rich targets continued to increase in 2011 as oil averaged $94.86 per barrel for the year (WTI spot price as reported by the United States Energy Information Administration). Natural gas prices decreased in 2011 to an average of $4.00 per Mcf (Henry Hub spot price as reported by the United States Energy Information Administration). This decrease continued into 2012 where natural gas prices fell below $2.00 per Mcf in April and averaged $2.75 per Mcf for the year, resulting in continued low levels of drilling activity for natural gas in 2012. The increase in drilling activity in oil rich basins absorbed some of the decrease in demand for natural gas drilling activities in 2012. During 2013, natural gas prices averaged $3.73 per Mcf, and oil prices averaged $97.91 per barrel, and demand for natural gas drilling activities continued to decline. During the first three months of 2014, natural gas prices averaged $5.21 per Mcf and oil prices averaged $98.75 per barrel and demand for oil drilling activities increased. Our average number of rigs operating remains well below the number of our available rigs. Construction of new land drilling rigs in the United States during the last decade has significantly contributed to excess capacity in total available drilling rigs. We expect oil and natural gas prices to continue to be volatile and to affect our financial condition, operations and ability to access sources of capital. Low market prices for oil and natural gas would likely result in lower demand for our drilling rigs and pressure pumping services and could adversely affect our operating results, financial condition and cash flows. Even during periods of high prices for oil and natural gas, companies exploring for oil and natural gas may cancel or curtail programs, or reduce their levels of capital expenditures for exploration and production for a variety of reasons, which could reduce demand for our drilling rigs and pressure pumping services.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

We currently have exposure to interest rate market risk associated with any borrowings that we have under our revolving credit facility and term loan facility. Interest is paid on the outstanding principal amount of borrowings at a floating rate based on, at our election, LIBOR or a base rate. The margin on LIBOR loans ranges from 2.25% to 3.25% and the margin on base rate loans ranges from 1.25% to 2.25%, based on our debt to capitalization ratio. At March 31, 2014, the margin on LIBOR loans was 2.25% and the margin on base rate loans was 1.25%. As of March 31, 2014, we had no balances outstanding under our revolving credit facility and $90.0 million outstanding under our term loan facility at an interest rate of 2.50%. The interest rate on the borrowings outstanding under our revolving credit and term loan facilities is variable and adjusts at each interest payment date based on our election of LIBOR or the base rate.

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

Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of March 31, 2014.

Changes in Internal Control Over Financial Reporting —There were no changes in our internal control over financial reporting during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act.

PART II — OTHER INFORMATION

ITEM 1. Legal Proceedings

In May 2013, the U.S. Equal Employment Opportunity Commission notified us of cause findings related to certain of our employment practices. The cause findings relate to allegations that we tolerated a hostile work environment for employees based on national origin and race. The cause findings also allege, among other things, failure to promote, subjecting employees to adverse employment terms and conditions and retaliation. We and the EEOC engaged in the statutory conciliation process. In March 2014, the EEOC notified us that this matter will be forwarded to its legal unit for litigation review. We believe that litigation will ensue. We intend to defend ourselves vigorously and, based on the information available to us at this time, we do not expect the outcome of this matter to have a material adverse effect on our financial condition, results of operations or cash flows; however, there can be no assurance as to the ultimate outcome of this matter.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

The table below sets forth the information with respect to purchases of our common stock made by us during the quarter ended March 31, 2014.

Period Covered	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (in thousands)(1)
January 2014	—	—	—	$187,483
February 2014 (2)	580	$30.45	—	$187,483
March 2014 (2)	828	$30.77	—	$187,483

Total	1,408	$30.64	—	$187,483

(1)	On September 9, 2013, we announced that our Board of Directors approved a stock buyback program authorizing purchases of up to $200 million of our common stock in open market or privately negotiated transactions.
(2)	We withheld 580 shares in February 2014 and 828 shares in March 2014 with respect to payroll tax withholding obligations upon the vesting of restricted shares. These shares were acquired at fair market value pursuant to the terms of the Patterson-UTI Energy, Inc. 2005 Long-Term Incentive Plan and not pursuant to the stock buyback program.

ITEM 6. Exhibits

The following exhibits are filed herewith or incorporated by reference, as indicated:

3.1	Restated Certificate of Incorporation, as amended (filed August 9, 2004 as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004 and incorporated herein by reference).

3.2	Amendment to Restated Certificate of Incorporation, as amended (filed August 9, 2004 as Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004 and incorporated herein by reference).

3.3	Second Amended and Restated Bylaws (filed August 6, 2007 as Exhibit 3.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2007 and incorporated herein by reference).

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101 *	The following materials from Patterson-UTI Energy, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Condensed Balance Sheets, (ii) the Consolidated Condensed Statements of Operations, (iii) the Consolidated Condensed Statements of Comprehensive Income, (iv) the Consolidated Condensed Statement of Changes in Stockholders’ Equity, (v) the Consolidated Condensed Statements of Cash Flows, and (vi) Notes to Consolidated Condensed Financial Statements.

*	filed herewith

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

Date: April 28, 2014