Form 10-Q
period 2014-06-30
PATTERSON UTI ENERGY INC
filed 2014-07-28
CIK 889900

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

or

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

146,134,531 shares of common stock, $0.01 par value, as of July 23, 2014

PATTERSON-UTI ENERGY, INC. AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION

ITEM 1. Financial Statements

The following unaudited consolidated condensed financial statements include all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented.

PATTERSON-UTI ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

(unaudited, in thousands, except share data)

	June 30, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$120,837	$249,509
Accounts receivable, net of allowance for doubtful accounts of $3,677 and $3,674 at June 30, 2014 and December 31, 2013, respectively	507,930	451,517
Federal and state income taxes receivable	2,845	—
Inventory	28,525	21,248
Deferred tax assets, net	27,962	32,952
Other	70,632	53,424

Total current assets	758,731	808,650
Property and equipment, net	3,873,610	3,635,541
Goodwill and intangible assets	177,303	167,470
Deposits on equipment purchases	78,118	52,560
Other	20,605	22,906

Total assets	$4,908,367	$4,687,127

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$319,311	$173,150
Federal and state income taxes payable	—	10,670
Accrued expenses	172,575	160,457
Current portion of long-term debt	10,000	10,000

Total current liabilities	501,886	354,277
Long-term debt	677,500	682,500
Deferred tax liabilities, net	873,106	887,864
Other	8,431	6,489

Total liabilities	2,060,923	1,931,130

Commitments and contingencies (see Note 9)
Stockholders’ equity:
Preferred stock, par value $.01; authorized 1,000,000 shares, no shares issued	—	—
Common stock, par value $.01; authorized 300,000,000 shares with 188,958,501 and 186,487,246 issued and 146,139,916 and 144,219,189 outstanding at June 30, 2014 and December 31, 2013, respectively	1,890	1,865
Additional paid-in capital	961,854	913,505
Retained earnings	2,767,526	2,707,439
Accumulated other comprehensive income	15,209	14,076
Treasury stock, at cost, 42,818,585 shares and 42,268,057 shares at June 30, 2014 and December 31, 2013, respectively	(899,035)	(880,888)

Total stockholders’ equity	2,847,444	2,755,997

Total liabilities and stockholders’ equity	$4,908,367	$4,687,127

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

PATTERSON-UTI ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(unaudited, in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Operating revenues:
Contract drilling	$438,583	$389,979	$864,486	$809,073
Pressure pumping	306,577	254,620	546,838	485,780
Oil and natural gas	12,116	14,717	24,120	31,502

Total operating revenues	757,276	659,316	1,435,444	1,326,355

Operating costs and expenses:
Contract drilling	255,318	242,748	506,377	489,820
Pressure pumping	241,977	188,280	441,785	356,436
Oil and natural gas	2,872	3,214	6,146	6,136
Depreciation, depletion, amortization and impairment	153,426	137,182	300,748	273,617
Selling, general and administrative	19,548	18,319	39,221	35,716
Net gain on asset disposals	(3,091)	(1,033)	(4,835)	(908)

Total operating costs and expenses	670,050	588,710	1,289,442	1,160,817

Operating income	87,226	70,606	146,002	165,538

Other income (expense):
Interest income	208	250	384	423
Interest expense, net of amount capitalized	(7,249)	(6,941)	(14,437)	(13,707)
Other	3	381	3	400

Total other expense	(7,038)	(6,310)	(14,050)	(12,884)

Income before income taxes	80,188	64,296	131,952	152,654

Income tax expense (benefit):
Current	25,680	2,335	52,615	9,908
Deferred	225	21,193	(9,768)	45,748

Total income tax expense	25,905	23,528	42,847	55,656

Net income	$54,283	$40,768	$89,105	$96,998

Net income per common share:
Basic	$0.37	$0.28	$0.62	$0.66

Diluted	$0.37	$0.28	$0.61	$0.66

Weighted average number of common shares outstanding:
Basic	143,622	145,465	143,259	145,148

Diluted	146,029	146,374	145,586	146,292

Cash dividends per common share	$0.10	$0.05	$0.20	$0.10

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

PATTERSON-UTI ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited, in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net income	$54,283	$40,768	$89,105	$96,998
Other comprehensive income (loss), net of taxes of $0 for all periods:
Foreign currency translation adjustment	4,488	(3,748)	1,133	(6,051)

Total comprehensive income	$58,771	$37,020	$90,238	$90,947

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

PATTERSON-UTI ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(unaudited, in thousands)

					Accumulated
	Common Stock		Additional		Other
	Number of		Paid-in	Retained	Comprehensive	Treasury
	Shares	Amount	Capital	Earnings	Income	Stock	Total
Balance, December 31, 2013	186,487	$1,865	$913,505	$2,707,439	$14,076	$(880,888)	$2,755,997
Net income	—	—	—	89,105	—	—	89,105
Foreign currency translation adjustment	—	—	—	—	1,133	—	1,133
Issuance of restricted stock	1,057	11	(11)	—	—	—	—
Vesting of stock unit awards	10	—	—	—	—	—	—
Forfeitures of restricted stock	(28)	—	—	—	—	—	—
Exercise of stock options	1,433	14	26,845	—	—	—	26,859
Stock-based compensation	—	—	12,959	—	—	—	12,959
Tax benefit related to stock-based compensation	—	—	8,556	—	—	—	8,556
Payment of cash dividends	—	—	—	(29,018)	—	—	(29,018)
Purchase of treasury stock	—	—	—	—	—	(18,147)	(18,147)

Balance, June 30, 2014	188,959	$1,890	$961,854	$2,767,526	$15,209	$(899,035)	$2,847,444

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

PATTERSON-UTI ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Six Months Ended June 30,
	2014	2013
Cash flows from operating activities:
Net income	$89,105	$96,998
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion, amortization and impairment	300,748	273,617
Dry holes and abandonments	321	15
Deferred income tax (benefit) expense	(9,768)	45,748
Stock-based compensation expense	12,959	12,119
Net gain on asset disposals	(4,835)	(908)
Changes in operating assets and liabilities:
Accounts receivable	(56,963)	(36,025)
Income taxes receivable/payable	(13,473)	(8,480)
Inventory and other assets	(21,896)	(12,805)
Accounts payable	50,012	25,502
Accrued expenses	12,122	(12,453)
Other liabilities	1,847	15

Net cash provided by operating activities	360,179	383,343

Cash flows from investing activities:
Purchases of property and equipment and acquisitions	(488,038)	(332,598)
Proceeds from disposal of assets	14,991	4,593

Net cash used in investing activities	(473,047)	(328,005)

Cash flows from financing activities:
Purchases of treasury stock	(13,554)	(10,031)
Dividends paid	(29,018)	(14,673)
Tax benefit related to stock-based compensation	8,556	4,862
Repayment of long-term debt	(5,000)	(2,500)
Proceeds from exercise of stock options	22,265	6,959

Net cash used in financing activities	(16,751)	(15,383)

Effect of foreign exchange rate changes on cash	947	(1,801)

Net increase (decrease) in cash and cash equivalents	(128,672)	38,154
Cash and cash equivalents at beginning of period	249,509	110,723

Cash and cash equivalents at end of period	$120,837	$148,877

Supplemental disclosure of cash flow information:
Net cash paid during the period for:
Interest, net of capitalized interest of $3,326 in 2014 and $4,358 in 2013	$(13,360)	$(12,686)
Income taxes	$(54,089)	$(13,238)
Supplemental non-cash investing and financing information:
Net increase (decrease) in current liabilities for purchases of property and equipment	$96,143	$(16,169)
Net (increase) decrease in deposits on equipment purchases	$(25,558)	$13,789

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

The unaudited interim consolidated condensed financial statements have been prepared by management of the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations, although the Company believes the disclosures included either on the face of the financial statements or herein are sufficient to make the information presented not misleading. In the opinion of management, all adjustments which are of a normal recurring nature considered necessary for a fair statement of the information in conformity with accounting principles generally accepted in the United States of America have been included. The Unaudited Consolidated Condensed Balance Sheet as of December 31, 2013, as presented herein, was derived from the audited consolidated balance sheet of the Company, but does not include all disclosures required by accounting principles generally accepted in the United States of America. These unaudited consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013. The results of operations for the six months ended June 30, 2014 are not necessarily indicative of the results to be expected for the full year.

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

The following table presents information necessary to calculate net income per share for the three and six months ended June 30, 2014 and 2013 as well as potentially dilutive securities excluded from the weighted average number of diluted common shares outstanding because their inclusion would have been anti-dilutive (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
BASIC EPS:
Net income	$54,283	$40,768	$89,105	$96,998
Adjust for income attributed to holders of non-vested restricted stock	(559)	(392)	(910)	(882)

Income attributed to common stockholders	$53,724	$40,376	$88,195	$96,116

Weighted average number of common shares outstanding, excluding non-vested shares of restricted stock	143,622	145,465	143,259	145,148

Basic net income per common share	$0.37	$0.28	$0.62	$0.66

DILUTED EPS:
Income attributed to common stockholders	$53,724	$40,376	$88,195	$96,116

Weighted average number of common shares outstanding, excluding non-vested shares of restricted stock	143,622	145,465	143,259	145,148
Add dilutive effect of potential common shares	2,407	909	2,327	1,144

Weighted average number of diluted common shares outstanding	146,029	146,374	145,586	146,292

Diluted net income per common share	$0.37	$0.28	$0.61	$0.66

Potentially dilutive securities excluded as anti-dilutive	432	4,015	432	4,065

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

On February 21, 2014, the Company’s Board of Directors adopted the Patterson-UTI Energy, Inc. 2014 Long-Term Incentive Plan (the “2014 Plan”), subject to approval by the Company’s stockholders. In addition, on the same date, the Board of Directors approved, subject to and effective upon the approval by the stockholders of the 2014 Plan, the termination of any future grants under all existing equity plans of the Company. On April 17, 2014, the Company’s stockholders approved the 2014 Plan. The aggregate number of shares of Common Stock authorized for grant under the 2014 Plan is 9,100,000, reduced by the number of shares that were subject to awards granted under existing equity plans of the Company during the period commencing on January 1, 2014 and ending on the date the 2014 Plan was approved by the stockholders.

Stock Options — The Company estimates the grant date fair values of stock options using the Black-Scholes-Merton valuation model. Volatility assumptions are based on the historic volatility of the Company’s common stock over the most recent period equal to the expected term of the options as of the date the options are granted. The expected term assumptions are based on the Company’s experience with respect to employee stock option activity. Dividend yield assumptions are based on the expected dividends at the time the options are granted. The risk-free interest rate assumptions are determined by reference to United States Treasury yields. Weighted-average assumptions used to estimate the grant date fair values for stock options granted for the three and six month periods ended June 30, 2014 and 2013 follow:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Volatility	35.89%	40.90%	35.89%	41.36%
Expected term (in years)	5.00	5.00	5.00	5.00
Dividend yield	1.21%	0.87%	1.17%	0.89%
Risk-free interest rate	1.76%	0.70%	1.76%	0.70%

Stock option activity from January 1, 2014 to June 30, 2014 follows:

	Underlying Shares	Weighted Average Exercise Price
Outstanding at January 1, 2014	7,319,695	$21.23
Granted	481,750	$32.29
Exercised	(1,433,195)	$18.74
Cancelled	—	—
Expired	—	—

Outstanding at June 30, 2014	6,368,250	$22.63

Exercisable at June 30, 2014	5,283,306	$21.98

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

Restricted stock activity from January 1, 2014 to June 30, 2014 follows:

	Shares	Weighted Average Grant Date Fair Value
Non-vested restricted stock outstanding at January 1, 2014	1,496,692	$20.84
Granted	767,900	$33.41
Vested	(670,857)	$21.83
Forfeited	(28,344)	$21.49

Non-vested restricted stock outstanding June 30, 2014	1,565,391	$26.57

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

Restricted stock unit activity from January 1, 2014 to June 30, 2014 follows:

	Shares	Weighted Average Grant Date Fair Value
Non-vested restricted stock units outstanding at January 1, 2014	20,256	$20.67
Granted	9,250	$33.78
Vested	(9,754)	$22.13
Forfeited	—	—

Non-vested restricted stock units outstanding June 30, 2014	19,752	$26.09

Performance Unit Awards — In 2011, 2012, 2013 and 2014 the Company granted stock-settled performance unit awards to certain executive officers (the “Stock-Settled Performance Units”). The Stock-Settled Performance Units provide for the recipients to receive a grant of shares of stock upon the achievement of certain performance goals established by the Compensation Committee during the performance period. The performance period for the Stock-Settled Performance Units is the three year period commencing on April 1 of the year of grant. For the 2012, and 2013 Stock-Settled Performance Units, the performance period can extend for an additional two years in certain circumstances. The performance goals for the Stock-Settled Performance Units are tied to the Company’s total shareholder return for the performance period as compared to total shareholder return for a peer group determined by the Compensation Committee. These goals are considered to be market conditions under the relevant accounting standards and the market conditions were factored into the determination of the fair value of the performance units. Generally, the recipients will receive a target number of shares if the Company’s total shareholder return is positive and, when compared to the peer group, is at the 50th percentile and two times the target if at the 75th percentile or higher. If the Company’s total shareholder return is positive, and, when compared to the peer group, is at the 25th percentile, the recipients will only receive one-half of the target number of shares. The grant of shares when achievement is between the 25th and 75th percentile will be determined on a pro-rata basis. The target number of shares with respect to the 2011 Stock-Settled Performance Units was 144,375. The performance period for the 2011 Stock-Settled Performance Units ended on March 31, 2014, and the Company’s total shareholder return was at the 94th percentile. In April 2014, 288,750 shares were issued to settle the 2011 Stock-Settled Performance Units.

The total target number of shares with respect to the Stock-Settled Performance Units is set forth below:

	2014 Performance Unit Awards	2013 Performance Unit Awards	2012 Performance Unit Awards	2011 Performance Unit Awards
Target number of shares	154,000	236,500	192,000	144,375

Because the Stock-Settled Performance Units are stock-settled awards, they are accounted for as equity awards and measured at fair value on the date of grant using a Monte Carlo simulation model. The fair value of the Stock-Settled Performance Units is set forth below (in thousands):

	2014 Performance Unit Awards	2013 Performance Unit Awards	2012 Performance Unit Awards	2011 Performance Unit Awards
Fair value at date of grant	$5,388	$5,564	$3,065	$5,569

These fair value amounts are charged to expense on a straight-line basis over the performance period. Compensation expense associated with the Stock-Settled Performance Units is shown below (in thousands):

	2014 Performance Unit Awards	2013 Performance Unit Awards	2012 Performance Unit Awards	2011 Performance Unit Awards
Three months ended June 30, 2013	NA	$464	$255	$464
Three months ended June 30, 2014	$449	$464	$255	NA
Six months ended June 30, 2013	NA	$464	$510	$928
Six months ended June 30, 2014	$449	$928	$510	$464

3. Property and Equipment

Property and equipment consisted of the following at June 30, 2014 and December 31, 2013 (in thousands):

	June 30, 2014	December 31, 2013
Equipment	$6,168,403	$5,749,975
Oil and natural gas properties	200,205	183,571
Buildings	81,611	80,050
Land	12,055	12,054

	6,462,274	6,025,650
Less accumulated depreciation and depletion	(2,588,664)	(2,390,109)

Property and equipment, net	$3,873,610	$3,635,541

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenues:
Contract drilling	$440,027	$391,212	$866,989	$811,445
Pressure pumping	306,577	254,620	546,838	485,780
Oil and natural gas	12,116	14,717	24,120	31,502

Total segment revenues	758,720	660,549	1,437,947	1,328,727
Elimination of intercompany revenues (a)	(1,444)	(1,233)	(2,503)	(2,372)

Total revenues	$757,276	$659,316	$1,435,444	$1,326,355

Income before income taxes:
Contract drilling	$69,617	$47,069	$136,694	$119,618
Pressure pumping	24,910	30,254	26,453	58,769
Oil and natural gas	3,632	5,527	6,335	11,768

	98,159	82,850	169,482	190,155
Corporate and other	(14,024)	(13,277)	(28,315)	(25,525)
Net gain on asset disposals (b)	3,091	1,033	4,835	908
Interest income	208	250	384	423
Interest expense	(7,249)	(6,941)	(14,437)	(13,707)
Other	3	381	3	400

Income before income taxes	$80,188	$64,296	$131,952	$152,654

	June 30, 2014	December 31, 2013
Identifiable assets:
Contract drilling	$3,801,864	$3,569,588
Pressure pumping	890,870	761,199
Oil and natural gas	63,988	58,656
Corporate and other (c)	151,645	297,684

Total assets	$4,908,367	$4,687,127

(a)	Consists of contract drilling intercompany revenues for drilling services provided to the oil and natural gas exploration and production segment.
(b)	Net gains or losses associated with the disposal of assets relate to corporate strategy decisions of the executive management group. Accordingly, the related gains or losses have been separately presented and excluded from the results of specific segments.
(c)	Corporate and other assets primarily include cash on hand and certain deferred tax assets.

5. Goodwill and Intangible Assets

Goodwill — Goodwill by operating segment as of June 30, 2014 and changes for the six months then ended are as follows (in thousands):

	Contract Drilling	Pressure Pumping	Total
Balance December 31, 2013	$86,234	$67,575	$153,809
Changes to goodwill	—	11,655	11,655

Balance June 30, 2014	$86,234	$79,230	$165,464

There were no accumulated impairment losses as of June 30, 2014 or December 31, 2013.

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

The value of the customer relationships was estimated using a multi-period excess earnings model to determine the present value of the projected cash flows associated with the customers in place at the time of the acquisition and taking into account a contributory asset charge. The resulting intangible asset is being amortized on a straight-line basis over seven years. Amortization expense of approximately $911,000 was recorded in the three months ended June 30, 2014 and 2013 and amortization expense of approximately $1.8 million was recorded in the six months ended June 30, 2014 and 2013 associated with customer relationships.

The following table presents the gross carrying amount and accumulated amortization of the customer relationships as of June 30, 2014 and December 31, 2013 (in thousands):

	June 30, 2014			December 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$25,500	$(13,661)	$11,839	$25,500	$(11,839)	$13,661

The non-compete agreement had a term of three years from October 1, 2010. The value of this agreement was estimated using a with and without scenario where cash flows were projected through the term of the agreement assuming this agreement was in place and compared to cash flows assuming the non-compete agreement was not in place. The intangible asset associated with the non-compete agreement was amortized on a straight-line basis over the three-year term of the agreement and was fully amortized by September 30, 2013. Amortization expense of approximately $117,000 was recorded in the three months ended June 30, 2013 and amortization expense of approximately $233,000 was recorded in the six months ended June 30, 2013 associated with the non-compete agreement.

6. Accrued Expenses

Accrued expenses consisted of the following at June 30, 2014 and December 31, 2013 (in thousands):

	June 30, 2014	December 31, 2013
Salaries, wages, payroll taxes and benefits	$54,822	$45,836
Workers’ compensation liability	77,933	74,975
Property, sales, use and other taxes	12,226	12,367
Insurance, other than workers’ compensation	10,654	10,129
Accrued interest payable	7,585	7,604
Other	9,355	9,546

	$172,575	$160,457

7. Asset Retirement Obligation

The Company records a liability for the estimated costs to be incurred in connection with the abandonment of oil and natural gas properties in the future. This liability is included in the caption “other” in the liabilities section of the consolidated condensed balance sheet. The following table describes the changes to the Company’s asset retirement obligations during the six months ended June 30, 2014 and 2013 (in thousands):

	Six Months Ended June 30,
	2014	2013
Balance at beginning of year	$4,837	$4,422
Liabilities incurred	91	177
Liabilities settled	(31)	(31)
Accretion expense	84	82
Revision in estimated costs of plugging oil and natural gas wells	20	—

Asset retirement obligation at end of period	$5,001	$4,650

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

Loans under the Credit Agreement bear interest by reference, at the Company’s election, to the LIBOR rate or base rate, provided, that swing line loans bear interest by reference only to the base rate. The applicable margin on LIBOR rate loans varies from 2.25% to 3.25% and the applicable margin on base rate loans varies from 1.25% to 2.25%, in each case determined based upon the Company’s debt to capitalization ratio. As of June 30, 2014, the applicable margin on LIBOR rate loans was 2.25% and the applicable margin on base rate loans was 1.25%. A letter of credit fee is payable by the Company equal to the applicable margin for LIBOR rate loans times the daily amount available to be drawn under outstanding letters of credit. The commitment fee rate payable to the lenders for the unused portion of the credit facility is 0.50%.

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

The Credit Agreement requires compliance with two financial covenants. The Company must not permit its debt to capitalization ratio to exceed 45%. The Credit Agreement generally defines the debt to capitalization ratio as the ratio of (a) total borrowed money indebtedness to (b) the sum of such indebtedness plus consolidated net worth, with consolidated net worth determined as of the last day of the most recently ended fiscal quarter. The Company also must not permit the interest coverage ratio as of the last day of a fiscal quarter to be less than 3.00 to 1.00. The Credit Agreement generally defines the interest coverage ratio as the ratio of earnings before interest, taxes, depreciation and amortization (“EBITDA”) of the four prior fiscal quarters to interest charges for the same period. The Company was in compliance with these covenants at June 30, 2014. The Credit Agreement also contains customary representations, warranties and affirmative and negative covenants.

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

As of June 30, 2014, the Company had $87.5 million principal amount outstanding under the term loan facility at an interest rate of 2.50% and no amounts outstanding under the revolving credit facility. The Company had $39.8 million in letters of credit outstanding at June 30, 2014 and, as a result, had available borrowing capacity of approximately $460 million at that date.

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

The respective note purchase agreements require compliance with two financial covenants. The Company must not permit its debt to capitalization ratio to exceed 50% at any time. The note purchase agreements generally define the debt to capitalization ratio as the ratio of (a) total borrowed money indebtedness to (b) the sum of such indebtedness plus consolidated net worth, with consolidated net worth determined as of the last day of the most recently ended fiscal quarter. The Company also must not permit the interest coverage ratio as of the last day of a fiscal quarter to be less than 2.50 to 1.00. The note purchase agreements generally define the interest coverage ratio as the ratio of EBITDA for the four prior fiscal quarters to interest charges for that same period. The Company was in compliance with these covenants at June 30, 2014.

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

Debt issuance costs are deferred and recognized as interest expense over the term of the underlying debt. Interest expense related to the amortization of debt issuance costs was approximately $547,000 for the three months ended June 30, 2014 and 2013 and approximately $1.1 million for the six months ended June 30, 2014 and 2013.

Presented below is a schedule of the principal repayment requirements of long-term debt by fiscal year as of June 30, 2014 (in thousands):

Year ending December 31,
2014	$5,000
2015	12,500
2016	28,750
2017	41,250
2018	—
Thereafter	600,000

Total	$687,500

9. Commitments, Contingencies and Other Matters

As of June 30, 2014, the Company maintained letters of credit in the aggregate amount of $39.8 million for the benefit of various insurance companies as collateral for retrospective premiums and retained losses which could become payable under the terms of the underlying insurance contracts. These letters of credit expire annually at various times during the year and are typically renewed. As of June 30, 2014, no amounts had been drawn under the letters of credit.

As of June 30, 2014, the Company had commitments to purchase approximately $347 million of major equipment for its drilling and pressure pumping businesses.

The Company’s pressure pumping business has entered into agreements to purchase minimum quantities of proppants and chemicals from certain vendors. These agreements expire in 2016 and 2017. As of June 30, 2014, the remaining obligation under these agreements was approximately $18.3 million, of which materials with a total purchase price of approximately $817,000 were required to be purchased during the remainder of 2014. In the event that the required minimum quantities are not purchased during any contract year, the Company could be required to make a liquidated damages payment to the respective vendor for any shortfall.

In November 2011, the Company’s pressure pumping business entered into an agreement with a proppant vendor to advance up to $12.0 million to such vendor to finance the construction of certain processing facilities. This advance is secured by the underlying processing facilities and bears interest at an annual rate of 5.0%. Repayment of the advance is to be made through discounts applied to purchases from the vendor and repayment of all amounts advanced must be made no later than October 1, 2017. As of June 30, 2014, advances of approximately $11.8 million had been made under this agreement and principal repayments of approximately $5.0 million had been received resulting in a balance outstanding of approximately $6.8 million.

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

10. Stockholders’ Equity

Cash Dividends — The Company paid cash dividends during the six months ended June 30, 2014 and 2013 as follows:

2013:	Per Share	Total
		(in thousands)
Paid on March 29, 2013	$0.05	$7,312
Paid on June 28, 2013	0.05	7,361

Total cash dividends	$0.10	$14,673

2014:	Per Share	Total
		(in thousands)
Paid on March 27, 2014	$0.10	$14,456
Paid on June 26, 2014	0.10	14,562

Total cash dividends	$0.20	$29,018

On July 23, 2014, the Company’s Board of Directors approved a cash dividend on its common stock in the amount of $0.10 per share to be paid on September 24, 2014 to holders of record as of September 10, 2014. The amount and timing of all future dividend payments, if any, are subject to the discretion of the Board of Directors and will depend upon business conditions, results of operations, financial condition, terms of the Company’s credit facilities and other factors.

On September 6, 2013, the Company’s Board of Directors approved a stock buyback program that authorizes purchase of up to $200 million of the Company’s common stock in open market or privately negotiated transactions. As of June 30, 2014, the Company had remaining authorization to purchase approximately $187 million of the Company’s outstanding common stock under the stock buyback program. Shares purchased under a buyback program are accounted for as treasury stock.

The Company acquired 536,630 shares of treasury stock from employees during the six months ended June 30, 2014. Certain of these shares were acquired to satisfy the exercise price in connection with the exercise of stock options. The remainder of these shares was acquired to satisfy payroll tax withholding obligations upon the exercise of stock options, the settlement of performance unit awards and the vesting of restricted stock. The total fair market value of these shares was approximately $17.7 million. These shares were acquired pursuant to the terms of the Patterson-UTI Energy, Inc. 2005 Long-Term Incentive Plan (the “2005 Plan”) or the 2014 Plan and not pursuant to the stock buyback program.

Treasury stock acquisitions during the six months ended June 30, 2014 were as follows (dollars in thousands):

	June 30, 2014
	Shares	Cost
Treasury shares at beginning of period	42,268,057	$880,888
Acquisitions pursuant to long-term incentive plans	536,630	17,681
Purchases pursuant to the 2013 buyback program	13,898	466

Treasury shares at end of period	42,818,585	$899,035

11. Income Taxes

The Company’s effective income tax rate was 32.5% for the six months ended June 30, 2014, compared to 36.5% for the six months ended June 30, 2013. The Domestic Production Activities Deduction was enacted as part of the American Jobs Creation Act of 2004 (as revised by the Emergency Economic Stabilization Act of 2008), and allows a deduction of 9% on the lesser of qualified production activities income or taxable income. The prior year Domestic Production Activities Deduction was smaller due to lower taxable income after the utilization of bonus depreciation and a federal net operating loss carryforward. In 2014, the Company does not have any remaining federal net operating loss carryforward, and bonus depreciation is currently unavailable, resulting in higher taxable income and, therefore, a larger Domestic Production Activities Deduction.

12. Fair Values of Financial Instruments

The carrying values of cash and cash equivalents, trade receivables and accounts payable approximate fair value due to the short-term maturity of these items. These fair value estimates are considered Level 1 fair value estimates in the fair value hierarchy of fair value accounting.

The estimated fair value of the Company’s outstanding debt balances (including current portion) as of June 30, 2014 and December 31, 2013 is set forth below (in thousands):

	June 30, 2014		December 31, 2013
	Carrying Value	Fair Value	Carrying Value	Fair Value
Borrowings under credit agreement:
Term loan facility	$87,500	$87,500	$92,500	$92,500
4.97% Series A Senior Notes	300,000	323,706	300,000	304,293
4.27% Series B Senior Notes	300,000	308,171	300,000	286,772

Total debt	$687,500	$719,377	$692,500	$683,565

The carrying values of the balances outstanding under the term loan approximate their fair values as this instrument has a floating interest rate. The fair value of the 4.97% Series A Senior Notes and the 4.27% Series B Senior Notes at June 30, 2014 and December 31, 2013 are based on discounted cash flows associated with the respective notes using current market rates of interest at those respective dates. For the 4.97% Series A Senior Notes, the current market rates used in measuring this fair value were 3.55% at June 30, 2014 and 4.52% at December 31, 2013. For the 4.27% Series B Senior Notes, the current market rates used in measuring this fair value was 3.87% at June 30, 2014 and 4.89% at December 31, 2013. These fair value estimates are based on observable market inputs and are considered Level 2 fair value estimates in the fair value hierarchy of fair value accounting.

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

In May 2014, the FASB issued an accounting standards update to provide guidance on the recognition of revenue from customers. Under this guidance, an entity will recognize revenue when it transfers promised goods or services to customers in an amount that reflects what it expects in exchange for the goods or services. This guidance also requires more detailed disclosures to enable users of the financial statements to understand the nature, amount, timing and uncertainty, if any, of revenue and cash flows arising from contracts with customers. The requirements in this update are effective during interim and annual periods beginning after December 15, 2016. The Company is currently evaluating the impact this guidance will have on its consolidated financial statements.

In June 2014, the FASB issued an accounting standards update to provide guidance on the accounting for share-based payments when the terms of an award provide that a performance target could be achieved after the requisite service period. The guidance requires that a performance target that affects vesting and that could be achieved after the requisite service period is treated as a performance condition. The requirements in this update are effective during interim and annual periods beginning after December 15, 2015. The adoption of this update is not expected to have a material impact on the Company’s consolidated financial statements.

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

We have a drilling fleet that consists of more than 275 marketable land-based drilling rigs. There continues to be uncertainty with respect to the global economic environment and crude oil and natural gas prices are volatile. During the second quarter of 2014, our average number of rigs operating in the United States was 201 compared to an average of 183 drilling rigs operating during the same period in 2013. During the second quarter of 2014, our average number of rigs operating in Canada was three compared to an average of two drilling rigs operating during the second quarter of 2013.

We have addressed our customers’ needs for drilling horizontal wells in shale and other unconventional resource plays by expanding our areas of operation and improving the capabilities of our drilling fleet during the last several years. As of June 30, 2014, we had completed 133 APEX® rigs and made performance and safety improvements to existing high capacity rigs. We have plans to complete 25 additional new APEX® rigs during the four quarters ending June 2015. In connection with horizontal shale and other unconventional resource plays, we have added equipment to perform service intensive fracturing jobs. In June 2014, we acquired the East Texas-based pressure pumping operations of a privately held company. The acquisition included 31,500 horsepower of hydraulic fracturing equipment and provides us with a new base of operations and employees to support drilling programs in East Texas and Louisiana. As of June 30, 2014, we had more than 790,000 hydraulic horsepower in our pressure pumping fleet. Relatively low natural gas prices and the industry-wide addition of new pressure pumping equipment to the marketplace has led to an excess supply of pressure pumping equipment in North America.

We maintain a backlog of commitments for contract drilling revenues under term contracts, which we define as contracts with a fixed term of six months or more. Our backlog as of June 30, 2014 was approximately $1.52 billion. We expect approximately $548 million of our backlog to be realized in the remainder of 2014. We generally calculate our backlog by multiplying the day rate under our term drilling contracts by the number of days remaining under the contract. The calculation does not include any revenues related to other fees such as for mobilization, demobilization and customer reimbursables, nor does it include potential reductions in rates for unscheduled standby or during periods in which the rig is moving, on standby or incurring maintenance and repair time in excess of what is permitted under the drilling contract. In addition, generally our term drilling contracts are subject to termination by the customer on short notice and provide for an early termination payment to us in the event that the contract is terminated by the customer. For contracts that we have received an early termination notice, our backlog calculation includes the early termination rate, instead of the day rate, for the period we expect to receive the lower rate.

For the three and six months ended June 30, 2014 and 2013, our operating revenues consisted of the following (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2014		2013		2014		2013
Contract drilling	$438,583	58%	$389,979	59%	$864,486	60%	$809,073	61%
Pressure pumping	306,577	40	254,620	39	546,838	38	485,780	37
Oil and natural gas	12,116	2	14,717	2	24,120	2	31,502	2

	$757,276	100%	$659,316	100%	$1,435,444	100%	$1,326,355	100%

Generally, the profitability of our business is impacted most by two primary factors in our contract drilling segment: our average number of rigs operating and our average revenue per operating day. During the second quarter of 2014, our average number of rigs operating was 201 in the United States and three in Canada compared to 183 in the United States and two in Canada in the second quarter of 2013. Our average revenue per operating day was $23,630 in the second quarter of 2014 compared to $23,120 in the second quarter of 2013. Consolidated net income for the second quarter of 2014 was $54.3 million compared to consolidated net income of $40.8 million for the second quarter of 2013. This increase in consolidated net income was primarily due to an increase of $22.5 million in operating income from our contract drilling business resulting from the increases in the number of rigs operating and the average revenue per operating day, as well as lower average direct operating costs per operating day.

Our revenues, profitability and cash flows are highly dependent upon prevailing prices for oil and natural gas. During periods of improved commodity prices, the capital spending budgets of oil and natural gas operators tend to expand, which generally results in increased demand for our services. Conversely, in periods when these commodity prices deteriorate, the demand for our services generally weakens, and we experience downward pressure on pricing for our services. In June 2014, our average number of rigs operating was 204 in the United States and six in Canada.

We are highly impacted by operational risks, competition, the availability of excess equipment, labor issues, weather and various other factors that could materially adversely affect our business, financial condition, cash flows and results of operations. Please see “Risk Factors” included in Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

We believe that our liquidity as of June 30, 2014, which includes approximately $257 million in working capital, approximately $460 million available under our $500 million revolving credit facility, together with cash expected to be generated from operations, should provide us with sufficient ability to fund our current plans to build new equipment, make improvements to our existing equipment, service our debt and pay cash dividends. If we pursue opportunities for growth that require capital, we believe we would be able to satisfy these needs through a combination of working capital, cash flows from operating activities, borrowing capacity under our revolving credit facility, debt financing and equity financing. However, there can be no assurance that such capital will be available on reasonable terms, if at all.

Commitments and Contingencies — As of June 30, 2014, we maintained letters of credit in the aggregate amount of $39.8 million for the benefit of various insurance companies as collateral for retrospective premiums and retained losses which could become payable under the terms of the underlying insurance contracts. These letters of credit expire annually at various times during the year and are typically renewed. As of June 30, 2014, no amounts had been drawn under the letters of credit.

As of June 30, 2014, we had commitments to purchase approximately $347 million of major equipment for our drilling and pressure pumping businesses.

Our pressure pumping business has entered into agreements to purchase minimum quantities of proppants and chemicals from certain vendors. These agreements expire in 2016 and 2017. As of June 30, 2014, the remaining obligation under these agreements was approximately $18.3 million, of which materials with a total purchase price of approximately $817,000 were required to be purchased during the remainder of 2014. In the event that the required minimum quantities are not purchased during any contract year, we could be required to make a liquidated damages payment to the respective vendor for any shortfall.

In November 2011, our pressure pumping business entered into an agreement with a proppant vendor to advance, up to $12.0 million to such vendor to finance its construction of certain processing facilities. This advance is secured by the underlying processing facilities and bears interest at an annual rate of 5.0%. Repayment of the advance is to be made through discounts applied to purchases from the vendor and repayment of all amounts advanced must be made no later than October 1, 2017. As of June 30, 2014, advances of approximately $11.8 million had been made under this agreement and repayments of approximately $5.0 million had been received resulting in a balance outstanding of approximately $6.8 million.

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

Liquidity and Capital Resources

As of June 30, 2014, we had working capital of $257 million, including cash and cash equivalents of $121 million, compared to working capital of $454 million and cash and cash equivalents of $250 million at December 31, 2013. The decrease in working capital at June 30, 2014, compared to December 31, 2013, is primarily due to a reduction in cash and an increase in accounts payable both resulting primarily from an acceleration of our program of building new drilling rigs.

During the six months ended June 30, 2014, our sources of cash flow included:

•	$360 million from operating activities,

•	$30.8 million from the exercise of stock options and related tax benefits associated with stock-based compensation, and

•	$15.0 million in proceeds from the disposal of property and equipment.

During the six months ended June 30, 2014, we used $29.0 million to pay dividends on our common stock, $13.6 million to acquire shares of our common stock, $5.0 million to repay long-term debt and $488 million:

•	to build new drilling rigs and pressure pumping equipment,

•	to make capital expenditures for the betterment and refurbishment of existing drilling rigs and pressure pumping equipment,

•	to acquire and procure equipment and facilities to support our drilling and pressure pumping operations, including the acquisition of an East Texas-based pressure pumping operation, and

•	to fund investments in oil and natural gas properties on a non-operating working interest basis.

We paid cash dividends during the six months ended June 30, 2014 as follows:

	Per Share	Total
		(in thousands)
Paid on March 27, 2014	$0.10	$14,456
Paid on June 26, 2014	$0.10	$14,562

Total cash dividends	$0.20	$29,018

On July 23, 2014, our Board of Directors approved a cash dividend on our common stock in the amount of $0.10 per share to be paid on September 24, 2014 to holders of record as of September 10, 2014. The amount and timing of all future dividend payments, if any, is subject to the discretion of the Board of Directors and will depend upon business conditions, results of operations, financial condition, terms of our credit facilities and other factors.

On September 6, 2013, our Board of Directors approved a stock buyback program that authorizes purchase of up to $200 million of our common stock in open market or privately negotiated transactions. As of June 30, 2014, we had remaining authorization to purchase approximately $187 million of our outstanding common stock under the new stock buyback program. Shares purchased under a buyback program are accounted for as treasury stock.

The Company acquired 536,630 shares of treasury stock from employees during the six months ended June 30, 2014. Certain of these shares were acquired to satisfy the exercise price in connection with the exercise of stock options. The remainder of these shares was acquired to satisfy payroll tax withholding obligations upon the exercise of stock options, the settlement of performance unit awards and the vesting of restricted stock. The total fair market value of these shares was approximately $17.7 million. These shares were acquired pursuant to the terms of the 2005 Plan or the 2014 Plan and not pursuant to the stock buyback program.

Treasury stock acquisitions during the six months ended June 30, 2014 were as follows (dollars in thousands):

	June 30, 2014
	Shares	Cost
Treasury shares at beginning of period	42,268,057	$880,888
Acquisitions pursuant to long-term incentive plans	536,630	17,681
Purchases pursuant to the 2013 buyback program	13,898	466

Treasury shares at end of period	42,818,585	$899,035

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

Loans under the Credit Agreement bear interest by reference, at our election, to the LIBOR rate or base rate, provided, that swing line loans bear interest by reference only to the base rate. The applicable margin on LIBOR rate loans varies from 2.25% to 3.25% and the applicable margin on base rate loans varies from 1.25% to 2.25%, in each case determined based upon our debt to capitalization ratio. As of June 30, 2014, the applicable margin on LIBOR rate loans was 2.25% and the applicable margin on base rate loans was 1.25%. A letter of credit fee is payable by us equal to the applicable margin for LIBOR rate loans times the daily amount available to be drawn under outstanding letters of credit. The commitment fee rate payable to the lenders for the unused portion of the credit facility is 0.50%.

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

The Credit Agreement requires compliance with two financial covenants. We must not permit our debt to capitalization ratio to exceed 45%. The Credit Agreement generally defines the debt to capitalization ratio as the ratio of (a) total borrowed money indebtedness to (b) the sum of such indebtedness plus consolidated net worth, with consolidated net worth determined as of the last day of the most recently ended fiscal quarter. We also must not permit the interest coverage ratio as of the last day of a fiscal quarter to be less than 3.00 to 1.00. The Credit Agreement generally defines the interest coverage ratio as the ratio of EBITDA of the four prior fiscal quarters to interest charges for the same period. We were in compliance with these financial covenants as of June 30, 2014. The Credit Agreement also contains customary representations, warranties and affirmative and negative covenants. We do not expect that the restrictions and covenants will impair, in any material respect, our ability to operate or react to opportunities that might arise.

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

As of June 30, 2014, we had $87.5 million principal amount outstanding under the term loan facility at an interest rate of 2.50% and no amounts outstanding under the revolving credit facility. We had $39.8 million in letters of credit outstanding at June 30, 2014 and, as a result, we had available borrowing capacity of approximately $460 million at that date.

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

The respective note purchase agreements require compliance with two financial covenants. We must not permit our debt to capitalization ratio to exceed 50% at any time. The note purchase agreements generally define the debt to capitalization ratio as the ratio of (a) total borrowed money indebtedness to (b) the sum of such indebtedness plus consolidated net worth, with consolidated net worth determined as of the last day of the most recently ended fiscal quarter. We also must not permit the interest coverage ratio as of the last day of a fiscal quarter to be less than 2.50 to 1.00. The note purchase agreements generally define the interest coverage ratio as the ratio of EBITDA for the four prior fiscal quarters to interest charges for the same period. We were in compliance with these financial covenants as of June 30, 2014. We do not expect that the restrictions and covenants will impair, in any material respect, our ability to operate or react to opportunities that might arise.

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

We believe that our liquidity as of June 30, 2014, which includes approximately $257 million in working capital, and approximately $460 million available under our $500 million revolving credit facility, together with cash expected to be generated from operations, should provide us with sufficient ability to fund our current plans to build new equipment, make improvements to our existing equipment, service our debt and pay cash dividends. If we pursue opportunities for growth that require capital, we believe we would be able to satisfy these needs through a combination of working capital, cash flows from operating activities, borrowing capacity under our revolving credit facility, debt financing and equity financing. However, there can be no assurance that such capital will be available on reasonable terms, if at all.

Results of Operations

The following tables summarize operations by business segment for the three months ended June 30, 2014 and 2013:

Contract Drilling	2014	2013	% Change
	(Dollars in thousands)
Revenues	$438,583	$389,979	12.5%
Direct operating costs	255,318	242,748	5.2%

Margin (1)	183,265	147,231	24.5%
Selling, general and administrative	1,591	1,879	(15.3)%
Depreciation, amortization and impairment	112,057	98,283	14.0%

Operating income	$69,617	$47,069	47.9%

Operating days	18,563	16,864	10.1%
Average revenue per operating day	$23.63	$23.12	2.2%
Average direct operating costs per operating day	$13.75	$14.39	(4.4)%
Average margin per operating day (1)	$9.87	$8.73	13.1%
Average rigs operating	204	185	10.3%
Capital expenditures	$211,917	$117,794	79.9%

(1)	Margin is defined as revenues less direct operating costs and excludes depreciation, amortization and impairment and selling, general and administrative expenses. Average margin per operating day is defined as margin divided by operating days.

The increases in revenues, direct operating costs and margin reflect the increase in the number of rigs operating. Average revenue per operating day increased and average direct operating costs per operating day decreased, which positively impacted margin and average margin per operating day. The increase in depreciation expense reflects significant capital expenditures incurred in recent years to add new rig capacity. Capital expenditures were incurred in recent years to build new drilling rigs, to modify and upgrade existing drilling rigs and to acquire additional related equipment such as top drives, drill pipe, drill collars, engines, fluid circulating systems, rig hoisting systems and safety enhancement equipment.

Pressure Pumping	2014	2013	% Change
	(Dollars in thousands)
Revenues	$306,577	$254,620	20.4%
Direct operating costs	241,977	188,280	28.5%

Margin (1)	64,600	66,340	(2.6)%
Selling, general and administrative	5,067	4,297	17.9%
Depreciation, amortization and impairment	34,623	31,789	8.9%

Operating income	$24,910	$30,254	(17.7)%

Fracturing jobs	271	344	(21.2)%
Other jobs	1,058	1,187	(10.9)%
Total jobs	1,329	1,531	(13.2)%
Average revenue per fracturing job	$1,063.28	$678.34	56.7%
Average revenue per other job	$17.42	$17.92	(2.8)%
Average revenue per total job	$230.68	$166.31	38.7%
Average direct operating costs per total job	$182.07	$122.98	48.0%
Average margin per total job (1)	$48.61	$43.33	12.2%
Margin as a percentage of revenues (1)	21.1%	26.1%	(19.2)%
Capital expenditures and acquisitions	$96,186	$34,202	181.2%

(1)	Margin is defined as revenues less direct operating costs and excludes depreciation, amortization and impairment and selling, general and administrative expenses. Average margin per total job is defined as margin divided by total jobs. Margin as a percentage of revenues is defined as margin divided by revenues.

Our customers have continued the development of unconventional reservoirs resulting in an increase in larger multi-stage fracturing jobs associated therewith. In connection with the horizontal shale and other unconventional resource plays, we have added equipment to perform service intensive fracturing jobs, including the June 2014 acquisition of an East Texas-based pressure pumping operation. As a result, we have continued to experience an increase in the number of these larger multi-stage fracturing jobs as a proportion of the total fracturing jobs we performed, resulting in higher revenues and costs. Average revenue per fracturing job and average direct operating costs per total job increased as a result of this increase in the proportion of larger multi-stage fracturing jobs in 2014 as compared to 2013. Depreciation expense increased due to capital expenditures.

Oil and Natural Gas Production and Exploration	2014	2013	% Change
	(Dollars in thousands)
Revenues—Oil	$10,747	$13,165	(18.4)%
Revenues – Natural gas and liquids	1,369	1,552	(11.8)%

Revenues—Total	12,116	14,717	(17.7)%
Direct operating costs	2,872	3,214	(10.6)%

Margin (1)	9,244	11,503	(19.6)%
Depletion and impairment	5,612	5,976	(6.1)%

Operating income	$3,632	$5,527	(34.3)%

Capital expenditures	$8,742	$5,438	60.8%

(1)	Margin is defined as revenues less direct operating costs and excludes depletion and impairment.

Oil and natural gas and liquids revenues decreased primarily as a result of production declines on existing wells. Direct operating costs decreased due to lower exploration costs and lower taxes associated with lower production. Depletion expense decreased due to lower production. Depletion and impairment expense in 2014 includes approximately $798,000 of oil and natural gas property impairments compared to approximately $517,000 of oil and natural gas property impairments in 2013.

Corporate and Other	2014	2013	% Change
	(Dollars in thousands)
Selling, general and administrative	$12,890	$12,143	6.2%
Depreciation	$1,134	$1,134	—
Net (gain) loss on asset disposals	$(3,091)	$(1,033)	199.2%
Interest income	$208	$250	(16.8)%
Interest expense	$7,249	$6,941	4.4%
Other income (expense)	$3	$381	(99.2)%
Capital expenditures	$821	$1,003	(18.1)%

Selling, general and administrative expense increased in 2014 primarily as a result of increased personnel costs. Gains and losses on the disposal of assets are treated as part of our corporate activities because such transactions relate to corporate strategy decisions of our executive management group. In 2014, the net gain on asset disposals resulted primarily from miscellaneous sales of drilling equipment.

The following tables summarize operations by business segment for the six months ended June 30, 2014 and 2013:

Contract Drilling	2014	2013	% Change
	(Dollars in thousands)
Revenues	$864,486	$809,073	6.8%
Direct operating costs	506,377	489,820	3.4%

Margin (1)	358,109	319,253	12.2%
Selling, general and administrative	3,239	3,730	(13.2)%
Depreciation, amortization and impairment	218,176	195,905	11.4%

Operating income	$136,694	$119,618	14.3%

Operating days	36,777	34,767	5.8%
Average revenue per operating day	$23.51	$23.27	1.0%
Average direct operating costs per operating day	$13.77	$14.09	(2.3)%
Average margin per operating day (1)	$9.74	$9.18	6.1%
Average rigs operating	203	192	5.7%
Capital expenditures	$336,840	$252,177	33.6%

(1)	Margin is defined as revenues less direct operating costs and excludes depreciation, amortization and impairment and selling, general and administrative expenses. Average margin per operating day is defined as margin divided by operating days.

The increases in revenues, direct operating costs and margin reflect the increase in the number of rigs operating. Average revenue per operating day increased and average direct operating costs per operating day decreased, which positively impacted margin and average margin per operating day. The increase in depreciation expense reflects significant capital expenditures incurred in recent years to add new rig capacity. Capital expenditures were incurred in recent years to build new drilling rigs, to modify and upgrade existing drilling rigs and to acquire additional related equipment such as top drives, drill pipe, drill collars, engines, fluid circulating systems, rig hoisting systems and safety enhancement equipment.

Pressure Pumping	2014	2013	% Change
	(Dollars in thousands)
Revenues	$546,838	$485,780	12.6%
Direct operating costs	441,785	356,436	23.9%

Margin (1)	105,053	129,344	(18.8)%
Selling, general and administrative	9,935	8,550	16.2%
Depreciation, amortization and impairment	68,665	62,025	10.7%

Operating income	$26,453	$58,769	(55.0)%

Fracturing jobs	514	610	(15.7)%
Other jobs	1,938	2,329	(16.8)%
Total jobs	2,452	2,939	(16.6)%
Average revenue per fracturing job	$993.05	$724.67	37.0%
Average revenue per other job	$18.79	$18.78	—
Average revenue per total job	$223.02	$165.29	34.9%
Average direct operating costs per total job	$180.17	$121.28	48.6%
Average margin per total job (1)	$42.84	$44.01	(2.7)%
Margin as a percentage of revenues (1)	19.2%	26.6%	(27.8)%
Capital expenditures and acquisitions	$132,483	$64,436	105.6%

(1)	Margin is defined as revenues less direct operating costs and excludes depreciation, amortization and impairment and selling, general and administrative expenses. Average margin per total job is defined as margin divided by total jobs. Margin as a percentage of revenues is defined as margin divided by revenues.

Our customers have continued the development of unconventional reservoirs resulting in an increase in larger multi-stage fracturing jobs associated therewith. In connection with the horizontal shale and other unconventional resource plays, we have added equipment to perform service intensive fracturing jobs, including the June 2014 acquisition of an East Texas-based pressure pumping operation. As a result, we have continued to experience an increase in the number of these larger multi-stage fracturing jobs as a proportion of the total fracturing jobs we performed, resulting in higher revenues and costs. Average revenue per fracturing job and average direct operating costs per total job increased as a result of this increase in the proportion of larger multi-stage fracturing jobs in 2014 as compared to 2013. Depreciation expense increased due to capital expenditures.

During the first quarter of 2014, our Appalachian operations were negatively impacted by unusually severe weather. Margin was negatively impacted as a result of having crews and equipment on location that were unable to provide revenue generating services during the unusually severe weather. While on location, we continued to incur labor, demurrage and other costs, including fuel costs to run our equipment in order to protect it in the extraordinary weather conditions.

Oil and Natural Gas Production and Exploration	2014	2013	% Change
	(Dollars in thousands)
Revenues—Oil	$21,078	$28,560	(26.2)%
Revenues – Natural gas and liquids	3,042	2,942	3.4%

Revenues—Total	24,120	31,502	(23.4)%
Direct operating costs	6,146	6,136	0.2%

Margin (1)	17,974	25,366	(29.1)%
Depletion and impairment	11,639	13,598	(14.4)%

Operating income	$6,335	$11,768	(46.2)%

Capital expenditures	$17,426	$14,102	23.6%

(1)	Margin is defined as revenues less direct operating costs and excludes depletion and impairment.

Oil and natural gas and liquids revenues decreased primarily as a result of production declines on existing wells. Direct operating costs include a reduction in taxes due to lower production. This was offset by higher lease operating expenses and higher exploration costs. Depletion expense decreased primarily due to lower production. Depletion and impairment expense in 2014 includes approximately $1.8 million of oil and natural gas property impairments compared to approximately $2.4 million of oil and natural gas property impairments in 2013.

Corporate and Other	2014	2013	% Change
	(Dollars in thousands)
Selling, general and administrative	$26,047	$23,436	11.1%
Depreciation	$2,268	$2,089	8.6%
Net (gain) loss on asset disposals	$(4,835)	$(908)	432.5%
Interest income	$384	$423	(9.2)%
Interest expense	$14,437	$13,707	5.3%
Other income (expense)	$3	$400	(99.3)%
Capital expenditures	$1,289	$1,883	(31.5)%

Selling, general and administrative expense increased in 2014 primarily as a result of increased personnel costs. Gains and losses on the disposal of assets are treated as part of our corporate activities because such transactions relate to corporate strategy decisions of our executive management group. In 2014, the net gain on asset disposals resulted primarily from miscellaneous sales of drilling equipment.

Income Taxes

Our effective income tax rate was 32.5% for the six months ended June 30, 2014, compared to 36.5% for the six months ended June 30, 2013. The Domestic Production Activities Deduction was enacted as part of the American Jobs Creation Act of 2004 (as revised by the Emergency Economic Stabilization Act of 2008), and allows a deduction of 9% on the lesser of qualified production activities income or taxable income. The prior year Domestic Production Activities Deduction was smaller due to lower taxable income after the utilization of bonus depreciation and a federal net operating loss carryforward. In 2014, we do not have any remaining federal net operating loss carryforward, and bonus depreciation is currently unavailable, resulting in higher taxable income and, therefore, a larger Domestic Production Activities Deduction.

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

In May 2014, the FASB issued an accounting standards update to provide guidance on the recognition of revenue from customers. Under this guidance, an entity will recognize revenue when it transfers promised goods or services to customers in an amount that reflects what it expects in exchange for the goods or services. This guidance also requires more detailed disclosures to enable users of the financial statements to understand the nature, amount, timing and uncertainty, if any, of revenue and cash flows arising from contracts with customers. The requirements in this update are effective during interim and annual periods beginning after December 15, 2016. We are currently evaluating the impact this guidance will have on our consolidated financial statements.

In June 2014, the FASB issued an accounting standards update to provide guidance on the accounting for share-based payments when the terms of an award provide that a performance target could be achieved after the requisite service period. The guidance requires that a performance target that affects vesting and that could be achieved after the requisite service period is treated as a performance condition. The requirements in this update are effective during interim and annual periods beginning after December 15, 2015. The adoption of this update is not expected to have a material impact on our consolidated financial statements.

Volatility of Oil and Natural Gas Prices and its Impact on Operations and Financial Condition

Our revenue, profitability and cash flows are highly dependent upon prevailing prices for oil and natural gas and expectations about future prices. For many years, oil and natural gas prices and markets have been extremely volatile. Prices are affected by factors such as market supply and demand, domestic and international military, political, economic and weather conditions, the ability of OPEC to set and maintain production and price targets, technical advances affecting energy consumption and production and the price and availability of alternative fuels. All of these factors are beyond our control. Declines in the market prices of natural gas and oil caused our customers to significantly reduce their drilling activities beginning in the fourth quarter of 2008, and drilling activities remained low throughout 2009. Drilling activities increased in 2010 as did the prices for oil and natural gas. The increased drilling activity was largely attributable to increased development of unconventional oil and natural gas reservoirs and an improvement in the price of oil. Drilling for oil and liquids rich targets continued to increase in 2011 as oil averaged $94.86 per barrel for the year (WTI spot price as reported by the United States Energy Information Administration). Natural gas prices decreased in 2011 to an average of $4.00 per Mcf (Henry Hub spot price as reported by the United States Energy Information Administration). This decrease continued into 2012 where natural gas prices fell below $2.00 per Mcf in April and averaged $2.75 per Mcf for the year, resulting in continued low levels of drilling activity for natural gas in 2012. The increase in drilling activity in oil rich basins absorbed some of the decrease in demand for natural gas drilling activities in 2012. During 2013, natural gas prices averaged $3.73 per Mcf, and oil prices averaged $97.91 per barrel, and demand for natural gas drilling activities continued to decline. During the first half of 2014, natural gas prices averaged $4.91 per Mcf and oil prices averaged $101.05 per barrel and demand for drilling activities increased. Our average number of rigs operating remains well below the number of our available rigs. Construction of new land drilling rigs in the United States during the last decade has significantly contributed to excess capacity in total available drilling rigs. We expect oil and natural gas prices to continue to be volatile and to affect our financial condition, operations and ability to access sources of capital. Low market prices for oil and natural gas would likely result in lower demand for our drilling rigs and pressure pumping services and could adversely affect our operating results, financial condition and cash flows. Even during periods of high prices for oil and natural gas, companies exploring for oil and natural gas may cancel or curtail programs, or reduce their levels of capital expenditures for exploration and production for a variety of reasons, which could reduce demand for our drilling rigs and pressure pumping services.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

We currently have exposure to interest rate market risk associated with any borrowings that we have under our revolving credit facility and term loan facility. Interest is paid on the outstanding principal amount of borrowings at a floating rate based on, at our election, LIBOR or a base rate. The margin on LIBOR loans ranges from 2.25% to 3.25% and the margin on base rate loans ranges from 1.25% to 2.25%, based on our debt to capitalization ratio. At June 30, 2014, the margin on LIBOR loans was 2.25% and the margin on base rate loans was 1.25%. As of June 30, 2014, we had no balances outstanding under our revolving credit facility and $87.5 million outstanding under our term loan facility at an interest rate of 2.50%. The interest rate on the borrowings outstanding under our revolving credit and term loan facilities is variable and adjusts at each interest payment date based on our election of LIBOR or the base rate.

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

Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of June 30, 2014.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

The table below sets forth the information with respect to purchases of our common stock made by us during the quarter ended June 30, 2014.

Period Covered	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (in thousands)(1)
April 2014 (2)	397,236	$32.74	—	$187,483
May 2014	—	—	—	$187,483
June 2014 (2)	151,884	$33.56	13,898	$187,016

Total	549,120	$32.97	13,898	$187,016

(1)	On September 9, 2013, we announced that our Board of Directors approved a stock buyback program authorizing purchases of up to $200 million of our common stock in open market or privately negotiated transactions.
(2)	We withheld 397,236 shares in April 2014 with respect to employees’ tax withholding obligations upon vesting of restricted shares, settlement of performance unit awards and the exercise of stock options. In June 2014, we withheld 137,986 shares with respect to payroll tax withholding obligations upon the vesting of restricted shares. These shares were acquired at fair market value pursuant to the terms of the 2014 Plan and not pursuant to the stock buyback program.

ITEM 6. Exhibits

The following exhibits are filed herewith or incorporated by reference, as indicated:

3.1	Restated Certificate of Incorporation, as amended (filed August 9, 2004 as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004 and incorporated herein by reference).

3.2	Amendment to Restated Certificate of Incorporation, as amended (filed August 9, 2004 as Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004 and incorporated herein by reference).

3.3	Second Amended and Restated Bylaws (filed August 6, 2007 as Exhibit 3.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2007 and incorporated herein by reference).

10.1	Patterson-UTI Energy, Inc. 2014 Long-Term Incentive Plan, including Form of Executive Officer Share-Settled Performance Share Award Agreement, Form of Executive Officer Restricted Stock Award Agreement, Form of Executive Officer Stock Option Agreement, Form of Non-Employee Director Restricted Stock Award Agreement and Form of Non-Employee Director Stock Option Agreement (filed April 21, 2014 as Exhibit 10.1 to the Company’s Current Report on Form 8-K, and incorporated herein by reference).*

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101 *	The following materials from Patterson-UTI Energy, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Condensed Balance Sheets, (ii) the Consolidated Condensed Statements of Operations, (iii) the Consolidated Condensed Statements of Comprehensive Income, (iv) the Consolidated Condensed Statement of Changes in Stockholders’ Equity, (v) the Consolidated Condensed Statements of Cash Flows, and (vi) Notes to Consolidated Condensed Financial Statements.

*	filed herewith

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

Date: July 28, 2014