Form 10-Q
period 2014-09-30
PATTERSON UTI ENERGY INC
filed 2014-10-27
CIK 889900

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

or

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

146,412,860 shares of common stock, $0.01 par value, as of October 22, 2014

PATTERSON-UTI ENERGY, INC. AND SUBSIDIARIES

PART I  — FINANCIAL INFORMATION

ITEM 1. Financial Statements

The following unaudited consolidated condensed financial statements include all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented.

PATTERSON-UTI ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

(unaudited, in thousands, except share data)

	September 30,	December 31,
	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$38,594	$249,509
Accounts receivable, net of allowance for doubtful accounts of $3,665 and $3,674 at September 30, 2014 and December 31, 2013, respectively	593,373	451,517
Inventory	29,162	21,248
Deferred tax assets, net	32,322	32,952
Other	54,645	53,424
Total current assets	748,096	808,650
Property and equipment, net	3,907,331	3,635,541
Goodwill and intangible assets	180,223	167,470
Deposits on equipment purchases	112,288	52,560
Other	20,411	22,906
Total assets	$4,968,349	$4,687,127
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$370,127	$173,150
Federal and state income taxes payable	24,378	10,670
Accrued expenses	182,944	160,457
Current portion of long-term debt	10,000	10,000
Total current liabilities	587,449	354,277
Long-term debt	675,000	682,500
Deferred tax liabilities, net	836,404	887,864
Other	10,036	6,489
Total liabilities	2,108,889	1,931,130
Commitments and contingencies (see Note 9)
Stockholders' equity:
Preferred stock, par value $.01; authorized 1,000,000 shares, no shares issued	—	—
Common stock, par value $.01; authorized 300,000,000 shares with 189,233,429 and 186,487,246 issued and 146,414,844 and 144,219,189 outstanding at September 30, 2014 and December 31, 2013, respectively	1,892	1,865
Additional paid-in capital	977,425	913,505
Retained earnings	2,768,868	2,707,439
Accumulated other comprehensive income	10,310	14,076
Treasury stock, at cost, 42,818,585 shares and 42,268,057 shares at September 30, 2014 and December 31, 2013, respectively	(899,035)	(880,888)
Total stockholders' equity	2,859,460	2,755,997
Total liabilities and stockholders' equity	$4,968,349	$4,687,127

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

PATTERSON-UTI ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(unaudited, in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Operating revenues:
Contract drilling	$482,212	$457,871	$1,346,698	$1,266,944
Pressure pumping	348,692	259,209	895,530	744,989
Oil and natural gas	14,724	13,827	38,844	45,329
Total operating revenues	845,628	730,907	2,281,072	2,057,262
Operating costs and expenses:
Contract drilling	278,195	239,768	784,572	729,588
Pressure pumping	281,016	204,050	722,801	560,486
Oil and natural gas	3,275	3,602	9,421	9,738
Depreciation, depletion, amortization and impairment	237,825	140,734	538,573	414,351
Selling, general and administrative	18,896	19,580	58,117	55,296
Net gain on asset disposals	(3,870)	(1,378)	(8,705)	(2,286)
Total operating costs and expenses	815,337	606,356	2,104,779	1,767,173
Operating income	30,291	124,551	176,293	290,089
Other income (expense):
Interest income	234	293	618	716
Interest expense, net of amount capitalized	(6,993)	(7,503)	(21,430)	(21,210)
Other	—	380	3	780
Total other expense	(6,759)	(6,830)	(20,809)	(19,714)
Income before income taxes	23,532	117,721	155,484	270,375
Income tax expense (benefit):
Current	48,618	25,916	101,233	35,824
Deferred	(41,062)	17,385	(50,830)	63,133
Total income tax expense	7,556	43,301	50,403	98,957
Net income	$15,976	$74,420	$105,081	$171,418
Net income per common share:
Basic	$0.11	$0.51	$0.72	$1.17
Diluted	$0.11	$0.51	$0.71	$1.16
Weighted average number of common shares outstanding:
Basic	144,798	144,446	143,778	144,915
Diluted	146,991	145,432	146,101	145,840
Cash dividends per common share	$0.10	$0.05	$0.30	$0.15

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

PATTERSON-UTI ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited, in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Net income	$15,976	$74,420	$105,081	$171,418
Other comprehensive income (loss), net of taxes of $0 for all periods:
Foreign currency translation adjustment	(4,899)	2,383	(3,766)	(3,668)
Total comprehensive income	$11,077	$76,803	$101,315	$167,750

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

PATTERSON-UTI ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(unaudited, in thousands)

					Accumulated
	Common Stock		Additional		Other
	Number of		Paid-in	Retained	Comprehensive	Treasury
	Shares	Amount	Capital	Earnings	Income	Stock	Total
Balance, December 31, 2013	186,487	$1,865	$913,505	$2,707,439	$14,076	$(880,888)	2,755,997
Net income	—	—	—	105,081	—	—	105,081
Foreign currency translation adjustment	—	—	—	—	(3,766)	—	(3,766)
Issuance of restricted stock	1,067	11	(11)	—	—	—	—
Vesting of stock unit awards	10	—	—	—	—	—	—
Forfeitures of restricted stock	(46)	(1)	1	—	—	—	—
Exercise of stock options	1,715	17	35,303	—	—	—	35,320
Stock-based compensation	—	—	19,945	—	—	—	19,945
Tax benefit related to stock-based compensation	—	—	8,682	—	—	—	8,682
Payment of cash dividends	—	—	—	(43,652)	—	—	(43,652)
Purchase of treasury stock	—	—	—	—	—	(18,147)	(18,147)
Balance, September 30, 2014	189,233	$1,892	$977,425	$2,768,868	$10,310	$(899,035)	$2,859,460

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

PATTERSON-UTI ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Nine Months Ended
	September 30,
	2014	2013
Cash flows from operating activities:
Net income	$105,081	$171,418
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion, amortization and impairment	538,573	414,351
Dry holes and abandonments	337	54
Deferred income tax (benefit) expense	(50,830)	63,133
Stock-based compensation expense	19,945	19,028
Net gain on asset disposals	(8,705)	(2,286)
Changes in operating assets and liabilities:
Accounts receivable	(143,039)	(23,662)
Income taxes payable	13,701	(5,586)
Inventory and other assets	(6,419)	3,090
Accounts payable	71,865	22,207
Accrued expenses	22,414	(4,895)
Other liabilities	3,410	(152)
Net cash provided by operating activities	566,333	656,700
Cash flows from investing activities:
Purchases of property and equipment and acquisitions	(773,791)	(483,284)
Proceeds from disposal of assets	22,499	8,282
Net cash used in investing activities	(751,292)	(475,002)
Cash flows from financing activities:
Purchases of treasury stock	(13,554)	(73,406)
Dividends paid	(43,652)	(21,904)
Tax benefit related to stock-based compensation	8,682	4,791
Repayment of long-term debt	(7,500)	(3,750)
Proceeds from exercise of stock options	30,726	6,959
Net cash used in financing activities	(25,298)	(87,310)
Effect of foreign exchange rate changes on cash	(658)	(475)
Net increase (decrease) in cash and cash equivalents	(210,915)	93,913
Cash and cash equivalents at beginning of period	249,509	110,723
Cash and cash equivalents at end of period	$38,594	$204,636
Supplemental disclosure of cash flow information:
Net cash paid during the period for:
Interest, net of capitalized interest of $5,268 in 2014 and $6,016 in 2013	$(13,678)	$(12,703)
Income taxes	$(74,252)	$(31,361)
Supplemental non-cash investing and financing information:
Net increase (decrease) in current liabilities for purchases of property and equipment	$125,271	$(29,818)
Net (increase) decrease in deposits on equipment purchases	$(59,728)	$2,749

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

The unaudited interim consolidated condensed financial statements have been prepared by management of the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations, although the Company believes the disclosures included either on the face of the financial statements or herein are sufficient to make the information presented not misleading. In the opinion of management, all adjustments which are of a normal recurring nature considered necessary for a fair statement of the information in conformity with accounting principles generally accepted in the United States of America have been included. The Unaudited Consolidated Condensed Balance Sheet as of December 31, 2013, as presented herein, was derived from the audited consolidated balance sheet of the Company, but does not include all disclosures required by accounting principles generally accepted in the United States of America. These unaudited consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013. The results of operations for the nine months ended September 30, 2014 are not necessarily indicative of the results to be expected for the full year.

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

The following table presents information necessary to calculate net income per share for the three and nine months ended September 30, 2014 and 2013 as well as potentially dilutive securities excluded from the weighted average number of diluted common shares outstanding because their inclusion would have been anti-dilutive (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
BASIC EPS:
Net income	$15,976	$74,420	$105,081	$171,418
Adjust for income attributed to holders of non-vested restricted stock	(160)	(808)	(1,074)	(1,660)
Income attributed to common stockholders	$15,816	$73,612	$104,007	$169,758
Weighted average number of common shares outstanding, excluding non-vested shares of restricted stock	144,798	144,446	143,778	144,915
Basic net income per common share	$0.11	$0.51	$0.72	$1.17
DILUTED EPS:
Income attributed to common stockholders	$15,816	$73,612	$104,007	$169,758
Weighted average number of common shares outstanding, excluding non-vested shares of restricted stock	144,798	144,446	143,778	144,915
Add dilutive effect of potential common shares	2,193	986	2,323	925
Weighted average number of diluted common shares outstanding	146,991	145,432	146,101	145,840
Diluted net income per common share	$0.11	$0.51	$0.71	$1.16
Potentially dilutive securities excluded as anti-dilutive	442	2,897	473	4,043

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

Stock Options — The Company estimates the grant date fair values of stock options using the Black-Scholes-Merton valuation model. Volatility assumptions are based on the historic volatility of the Company’s common stock over the most recent period equal to the expected term of the options as of the date the options are granted. The expected term assumptions are based on the Company’s experience with respect to employee stock option activity. Dividend yield assumptions are based on the expected dividends at the time the options are granted. The risk-free interest rate assumptions are determined by reference to United States Treasury yields. Weighted-average assumptions used to estimate the grant date fair values for stock options granted for the three and nine month periods ended September 30, 2014 and 2013 follow:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Volatility	35.64%	NA	35.89%	41.36%
Expected term (in years)	5.00	NA	5.00	5.00
Dividend yield	1.18%	NA	1.17%	0.89%
Risk-free interest rate	1.62%	NA	1.76%	0.70%

Stock option activity from January 1, 2014 to September 30, 2014 follows:

		Weighted
		Average
	Underlying	Exercise
	Shares	Price
Outstanding at January 1, 2014	7,319,695	$21.23
Granted	491,750	$32.32
Exercised	(1,715,195)	$20.59
Cancelled	—	$—
Expired	—	$—
Outstanding at September 30, 2014	6,096,250	$22.30
Exercisable at September 30, 2014	5,117,764	$21.48

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

Restricted stock activity from January 1, 2014 to September 30, 2014 follows:

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Non-vested restricted stock outstanding at January 1, 2014	1,496,692	$20.84
Granted	778,100	$33.40
Vested	(713,210)	$21.75
Forfeited	(45,616)	$23.43
Non-vested restricted stock outstanding September 30, 2014	1,515,966	$26.79

Restricted Stock Units — For all restricted stock unit awards made to date, shares of common stock are not issued until the units vest. Restricted stock units are subject to forfeiture for failure to fulfill service conditions. Non-forfeitable cash dividend equivalents are paid on certain non-vested restricted stock units. The Company uses the straight-line method to recognize periodic compensation cost over the vesting period.

Restricted stock unit activity from January 1, 2014 to September 30, 2014 follows:

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Non-vested restricted stock units outstanding at January 1, 2014	20,256	$20.67
Granted	21,550	$34.67
Vested	(9,754)	$22.13
Forfeited	(667)	$21.09
Non-vested restricted stock units outstanding September 30, 2014	31,385	$29.82

Performance Unit Awards — In 2011, 2012, 2013 and 2014 the Company granted stock-settled performance unit awards to certain executive officers (the “Stock-Settled Performance Units”). The Stock-Settled Performance Units provide for the recipients to receive a grant of shares of stock upon the achievement of certain performance goals established by the Compensation Committee during the performance period. The performance period for the Stock-Settled Performance Units is the three year period commencing on April 1 of the year of grant. For the 2012 and 2013 Stock-Settled Performance Units, the performance period can extend for an additional two years in certain circumstances. The performance goals for the Stock-Settled Performance Units are tied to the Company’s total shareholder return for the performance period as compared to total shareholder return for a peer group determined by the Compensation Committee. These goals are considered to be market conditions under the relevant accounting standards and the market conditions were factored into the determination of the fair value of the performance units. Generally, the recipients will receive a target number of shares if the Company’s total shareholder return is positive and, when compared to the peer group, is at the 50th percentile and two times the target if at the 75th percentile or higher. If the Company’s total shareholder return is positive, and, when compared to the peer group, is at the 25th percentile, the recipients will only receive one-half of the target number of shares. The grant of shares when achievement is between the 25th and 75th percentile will be determined on a pro-rata basis. The target number of shares with respect to the 2011 Stock-Settled Performance Units was 144,375. The performance period for the 2011 Stock-Settled Performance Units ended on March 31, 2014, and the Company’s total shareholder return was at the 94th percentile. In April 2014, 288,750 shares were issued to settle the 2011 Stock-Settled Performance Units.

The total target number of shares with respect to the Stock-Settled Performance Units is set forth below:

	2014	2013	2012	2011
	Performance	Performance	Performance	Performance
	Unit Awards	Unit Awards	Unit Awards	Unit Awards
Target number of shares	154,000	236,500	192,000	144,375

Because the Stock-Settled Performance Units are stock-settled awards, they are accounted for as equity awards and measured at fair value on the date of grant using a Monte Carlo simulation model. The fair value of the Stock-Settled Performance Units is set forth below (in thousands):

	2014	2013	2012	2011
	Performance	Performance	Performance	Performance
	Unit Awards	Unit Awards	Unit Awards	Unit Awards
Fair value at date of grant	$5,388	$5,564	$3,065	$5,569

These fair value amounts are charged to expense on a straight-line basis over the performance period. Compensation expense associated with the Stock-Settled Performance Units is shown below (in thousands):

	2014	2013	2012	2011
	Performance	Performance	Performance	Performance
	Unit Awards	Unit Awards	Unit Awards	Unit Awards
Three months ended September 30, 2013	NA	$464	$255	$464
Three months ended September 30, 2014	$449	$464	$255	NA
Nine months ended September 30, 2013	NA	$927	$766	$1,392
Nine months ended September 30, 2014	$898	$1,391	$766	$464

3. Property and Equipment

Property and equipment consisted of the following at September 30, 2014 and December 31, 2013 (in thousands):

	September 30,	December 31,
	2014	2013
Equipment	$6,361,452	$5,749,975
Oil and natural gas properties	207,340	183,571
Buildings	83,230	80,050
Land	12,046	12,054
	6,664,068	6,025,650
Less accumulated depreciation and depletion	(2,756,737)	(2,390,109)
Property and equipment, net	$3,907,331	$3,635,541

During the period ended September 30, 2014, in connection with its ongoing planning process, the Company evaluated its fleet of marketable drilling rigs and identified 55 mechanical rigs that it determined would no longer be marketed. The Company’s consolidated statements of operations includes a charge of $77.9 million related to the Company’s mechanically powered rig fleet.  This charge reflects the retirement of the 55 mechanical drilling rigs and the write-off of excess spare components for the now reduced size of the Company’s mechanical rig fleet.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Revenues:
Contract drilling	$483,307	$459,213	$1,350,296	$1,270,658
Pressure pumping	349,996	259,209	896,834	744,989
Oil and natural gas	14,724	13,827	38,844	45,329
Total segment revenues	848,027	732,249	2,285,974	2,060,976
Elimination of intercompany revenues (a)	(2,399)	(1,342)	(4,902)	(3,714)
Total revenues	$845,628	$730,907	$2,281,072	$2,057,262
Income before income taxes:
Contract drilling	$12,147	$116,253	$148,841	$235,871
Pressure pumping	25,208	16,917	51,661	75,686
Oil and natural gas	3,002	5,421	9,337	17,189
	40,357	138,591	209,839	328,746
Corporate and other	(13,936)	(15,418)	(42,251)	(40,943)
Net gain on asset disposals (b)	3,870	1,378	8,705	2,286
Interest income	234	293	618	716
Interest expense	(6,993)	(7,503)	(21,430)	(21,210)
Other	—	380	3	780
Income before income taxes	$23,532	$117,721	$155,484	$270,375

	September 30,	December 31,
	2014	2013
Identifiable assets:
Contract drilling	$3,859,415	$3,569,588
Pressure pumping	970,327	761,199
Oil and natural gas	67,067	58,656
Corporate and other (c)	71,540	297,684
Total assets	$4,968,349	$4,687,127

(a)	Consists of contract drilling and, in 2014, pressure pumping intercompany revenues for services provided to the oil and natural gas exploration and production segment.
(b)

Net gains or losses associated with the disposal of assets relate to corporate strategy decisions of the executive management group. Accordingly, the related gains or losses have been separately presented and excluded from the results of specific segments.

(c)	Corporate and other assets primarily include cash on hand and certain deferred tax assets.

5. Goodwill and Intangible Assets

Goodwill — Goodwill by operating segment as of September 30, 2014 and changes for the nine months then ended are as follows (in thousands):

	Contract	Pressure
	Drilling	Pumping	Total
Balance December 31, 2013	$86,234	$67,575	$153,809
Changes to goodwill	—	15,485	15,485
Balance September 30, 2014	$86,234	$83,060	$169,294

There were no accumulated impairment losses as of September 30, 2014 or December 31, 2013.

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

The value of the customer relationships was estimated using a multi-period excess earnings model to determine the present value of the projected cash flows associated with the customers in place at the time of the acquisition and taking into account a contributory asset charge. The resulting intangible asset is being amortized on a straight-line basis over seven years. Amortization expense of approximately $911,000 was recorded in the three months ended September 30, 2014 and 2013 and amortization expense of approximately $2.7 million was recorded in the nine months ended September 30, 2014 and 2013 associated with customer relationships.

The following table presents the gross carrying amount and accumulated amortization of the customer relationships as of September 30, 2014 and December 31, 2013 (in thousands):

	September 30, 2014			December 31, 2013
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Customer relationships	$25,500	$(14,571)	$10,929	$25,500	$(11,839)	$13,661

The non-compete agreement had a term of three years from October 1, 2010. The value of this agreement was estimated using a with and without scenario where cash flows were projected through the term of the agreement assuming this agreement was in place and compared to cash flows assuming the non-compete agreement was not in place. The intangible asset associated with the non-compete agreement was amortized on a straight-line basis over the three-year term of the agreement and was fully amortized by September 30, 2013. Amortization expense of approximately $117,000 was recorded in the three months ended September 30, 2013 and amortization expense of approximately $350,000 was recorded in the nine months ended September 30, 2013 associated with the non-compete agreement.

6. Accrued Expenses

Accrued expenses consisted of the following at September 30, 2014 and December 31, 2013 (in thousands):

	September 30,	December 31,
	2014	2013
Salaries, wages, payroll taxes and benefits	$53,329	$45,836
Workers' compensation liability	77,773	74,975
Property, sales, use and other taxes	14,754	12,367
Insurance, other than workers' compensation	11,177	10,129
Accrued interest payable	13,713	7,604
Other	12,198	9,546
	$182,944	$160,457

7. Asset Retirement Obligation

The Company records a liability for the estimated costs to be incurred in connection with the abandonment of oil and natural gas properties in the future. This liability is included in the caption “other” in the liabilities section of the consolidated condensed balance sheet. The following table describes the changes to the Company’s asset retirement obligations during the nine months ended September 30, 2014 and 2013 (in thousands):

	Nine Months Ended
	September 30,
	2014	2013
Balance at beginning of year	$4,837	$4,422
Liabilities incurred	411	276
Liabilities settled	(68)	(119)
Accretion expense	126	124
Revision in estimated costs of plugging oil and natural gas wells	19	—
Asset retirement obligation at end of period	$5,325	$4,703

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

Loans under the Credit Agreement bear interest by reference, at the Company’s election, to the LIBOR rate or base rate, provided, that swing line loans bear interest by reference only to the base rate. The applicable margin on LIBOR rate loans varies from 2.25% to 3.25% and the applicable margin on base rate loans varies from 1.25% to 2.25%, in each case determined based upon the Company’s debt to capitalization ratio. As of September 30, 2014, the applicable margin on LIBOR rate loans was 2.25% and the applicable margin on base rate loans was 1.25%. A letter of credit fee is payable by the Company equal to the applicable margin for LIBOR rate loans times the daily amount available to be drawn under outstanding letters of credit. The commitment fee rate payable to the lenders for the unused portion of the credit facility is 0.50%.

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

The Credit Agreement requires compliance with two financial covenants. The Company must not permit its debt to capitalization ratio to exceed 45%. The Credit Agreement generally defines the debt to capitalization ratio as the ratio of (a) total borrowed money indebtedness to (b) the sum of such indebtedness plus consolidated net worth, with consolidated net worth determined as of the last day of the most recently ended fiscal quarter. The Company also must not permit the interest coverage ratio as of the last day of a fiscal quarter to be less than 3.00 to 1.00. The Credit Agreement generally defines the interest coverage ratio as the ratio of earnings before interest, taxes, depreciation and amortization (“EBITDA”) of the four prior fiscal quarters to interest charges for the same period. The Company was in compliance with these covenants at September 30, 2014. The Credit Agreement also contains customary representations, warranties and affirmative and negative covenants.

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

As of September 30, 2014, the Company had $85.0 million principal amount outstanding under the term loan facility at an interest rate of 2.50% and no amounts outstanding under the revolving credit facility. The Company had $39.8 million in letters of credit outstanding at September 30, 2014 and, as a result, had available borrowing capacity of approximately $460 million at that date.

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

The respective note purchase agreements require compliance with two financial covenants. The Company must not permit its debt to capitalization ratio to exceed 50% at any time. The note purchase agreements generally define the debt to capitalization ratio as the ratio of (a) total borrowed money indebtedness to (b) the sum of such indebtedness plus consolidated net worth, with consolidated net worth determined as of the last day of the most recently ended fiscal quarter. The Company also must not permit the interest coverage ratio as of the last day of a fiscal quarter to be less than 2.50 to 1.00. The note purchase agreements generally define the interest coverage ratio as the ratio of EBITDA for the four prior fiscal quarters to interest charges for that same period. The Company was in compliance with these covenants at September 30, 2014.

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

Debt issuance costs are deferred and recognized as interest expense over the term of the underlying debt. Interest expense related to the amortization of debt issuance costs was approximately $547,000 for the three months ended September 30, 2014 and 2013 and approximately $1.6 million for the nine months ended September 30, 2014 and 2013.

Presented below is a schedule of the principal repayment requirements of long-term debt by fiscal year as of September 30, 2014 (in thousands):

Year ending December 31,
2014	$2,500
2015	12,500
2016	28,750
2017	41,250
2018	—
Thereafter	600,000
Total	$685,000

9. Commitments, Contingencies and Other Matters

As of September 30, 2014, the Company maintained letters of credit in the aggregate amount of $39.8 million for the benefit of various insurance companies as collateral for retrospective premiums and retained losses which could become payable under the terms of the underlying insurance contracts. These letters of credit expire annually at various times during the year and are typically renewed. As of September 30, 2014, no amounts had been drawn under the letters of credit.

As of September 30, 2014, the Company had commitments to purchase approximately $574 million of major equipment for its drilling and pressure pumping businesses.

The Company’s pressure pumping business has entered into agreements to purchase minimum quantities of proppants and chemicals from certain vendors. These agreements expire in 2016, 2017 and 2018. As of September 30, 2014, the remaining obligation under these agreements was approximately $72.0 million, of which materials with a total purchase price of approximately $200,000 were required to be purchased during the remainder of 2014. In the event that the required minimum quantities are not purchased during any contract year, the Company could be required to make a liquidated damages payment to the respective vendor for any shortfall.

In November 2011, the Company’s pressure pumping business entered into an agreement with a proppant vendor to advance up to $12.0 million to such vendor to finance the construction of certain processing facilities. This advance is secured by the underlying processing facilities and bears interest at an annual rate of 5.0%. Repayment of the advance is to be made through discounts applied to purchases from the vendor and repayment of all amounts advanced must be made no later than October 1, 2017. As of September 30, 2014, advances of approximately $11.8 million had been made under this agreement and principal repayments of approximately $6.9 million had been received resulting in a balance outstanding of approximately $4.9 million.

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

10. Stockholders’ Equity

Cash Dividends — The Company paid cash dividends during the nine months ended September 30, 2014 and 2013 as follows:

2013:	Per Share	Total
		(in thousands)
Paid on March 29, 2013	$0.05	$7,312
Paid on June 28, 2013	0.05	7,361
Paid on September 30, 2013	0.05	7,231
Total cash dividends	$0.15	$21,904

2014:	Per Share	Total
		(in thousands)
Paid on March 27, 2014	$0.10	$14,456
Paid on June 26, 2014	0.10	14,562
Paid on September 24, 2014	0.10	14,634
Total cash dividends	$0.30	$43,652

On October 22, 2014, the Company’s Board of Directors approved a cash dividend on its common stock in the amount of $0.10 per share to be paid on December 24, 2014 to holders of record as of December 10, 2014. The amount and timing of all future dividend payments, if any, are subject to the discretion of the Board of Directors and will depend upon business conditions, results of operations, financial condition, terms of the Company’s credit facilities and other factors.

On September 6, 2013, the Company’s Board of Directors approved a stock buyback program that authorizes purchase of up to $200 million of the Company’s common stock in open market or privately negotiated transactions. As of September 30, 2014, the Company had remaining authorization to purchase approximately $187 million of the Company’s outstanding common stock under the stock buyback program. Shares purchased under a buyback program are accounted for as treasury stock.

The Company acquired 536,630 shares of treasury stock from employees during the nine months ended September 30, 2014. Certain of these shares were acquired to satisfy the exercise price in connection with the exercise of stock options. The remainder of these shares was acquired to satisfy payroll tax withholding obligations upon the exercise of stock options, the settlement of performance unit awards and the vesting of restricted stock. The total fair market value of these shares was approximately $17.7 million. These shares were acquired pursuant to the terms of the Patterson-UTI Energy, Inc. 2005 Long-Term Incentive Plan (the “2005 Plan”) or the 2014 Plan and not pursuant to the stock buyback program.

Treasury stock acquisitions during the nine months ended September 30, 2014 were as follows (dollars in thousands):

	September 30, 2014
	Shares	Cost
Treasury shares at beginning of period	42,268,057	$880,888
Acquisitions pursuant to long-term incentive plans	536,630	17,681
Purchases pursuant to the 2013 buyback program	13,898	466
Treasury shares at end of period	42,818,585	$899,035

11. Income Taxes

The Company’s effective income tax rate was 32.4% for the nine months ended September 30, 2014, compared to 36.6% for the nine months ended September 30, 2013. The Domestic Production Activities Deduction was enacted as part of the American Jobs Creation Act of 2004 (as revised by the Emergency Economic Stabilization Act of 2008), and allows a deduction of 9% on the lesser of qualified production activities income or taxable income. The prior year Domestic Production Activities Deduction was smaller due to lower taxable income after the utilization of bonus depreciation and a federal net operating loss carryforward. In 2014, the Company does not have any remaining federal net operating loss carryforward, and bonus depreciation is currently unavailable, resulting in higher taxable income and, therefore, a larger Domestic Production Activities Deduction.

12. Fair Values of Financial Instruments

The carrying values of cash and cash equivalents, trade receivables and accounts payable approximate fair value due to the short-term maturity of these items. These fair value estimates are considered Level 1 fair value estimates in the fair value hierarchy of fair value accounting.

The estimated fair value of the Company’s outstanding debt balances (including current portion) as of September 30, 2014 and December 31, 2013 is set forth below (in thousands):

	September 30, 2014		December 31, 2013
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Borrowings under credit agreement:
Term loan facility	$85,000	$85,000	$92,500	$92,500
4.97% Series A Senior Notes	300,000	319,834	300,000	304,293
4.27% Series B Senior Notes	300,000	304,893	300,000	286,772
Total debt	$685,000	$709,727	$692,500	$683,565

The carrying values of the balances outstanding under the term loan approximate their fair values as this instrument has a floating interest rate. The fair value of the 4.97% Series A Senior Notes and the 4.27% Series B Senior Notes at September 30, 2014 and December 31, 2013 are based on discounted cash flows associated with the respective notes using current market rates of interest at those respective dates. For the 4.97% Series A Senior Notes, the current market rates used in measuring this fair value were 3.73% at September 30, 2014 and 4.52% at December 31, 2013. For the 4.27% Series B Senior Notes, the current market rates used in measuring this fair value was 4.02% at September 30, 2014 and 4.89% at December 31, 2013. These fair value estimates are based on observable market inputs and are considered Level 2 fair value estimates in the fair value hierarchy of fair value accounting.

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

14. Subsequent Event

On October 20, 2014, a subsidiary of the Company completed the acquisition of the Texas-based pressure pumping assets of a privately held company.  This acquisition includes 148,250 horsepower of hydraulic fracturing equipment and provides the Company with two additional bases of operations and employees to support customer activity in South Texas and East Texas.  The purchase price for the transaction was paid in cash.  The Company is in the process of determining the fair values of the assets acquired and liabilities assumed and the results of operations of these assets will be included in the Company’s consolidated results of operations beginning in the quarter ending December 31, 2014.  Certain required disclosures related to fair value and pro forma financial information are omitted from this document due to the initial accounting being incomplete as of the filing date.

The Company has completed two pressure pumping acquisitions this year, adding a total of approximately 180,000 horsepower to the fleet as well as three associated facilities and employees.  In total, the Company has paid $176 million for these two acquisitions plus the assumption of property leases and other contractual obligations.

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

We operate land-based drilling rigs in oil and natural gas producing regions of the continental United States, Alaska, and western and northern Canada. There continues to be uncertainty with respect to the global economic environment, and crude oil and natural gas prices are volatile. During the third quarter of 2014, our average number of rigs operating in the United States was 209 compared to an average of 181 drilling rigs operating during the same period in 2013. During the third quarter of 2014, our average number of rigs operating in Canada was 10 compared to an average of eight drilling rigs operating during the third quarter of 2013.

We have addressed our customers’ needs for drilling horizontal wells in shale and other unconventional resource plays by expanding our areas of operation and improving the capabilities of our drilling fleet during the last several years. As of September 30, 2014, we had completed 139 APEX® rigs and made performance and safety improvements to existing high capacity rigs. We have plans to complete 30 additional new APEX® rigs during the four quarters ending September 2015. In connection with horizontal shale and other unconventional resource plays, we have added equipment to perform service intensive fracturing jobs. In June 2014, we acquired the East Texas-based pressure pumping operations of a privately held company. The acquisition included 31,500 horsepower of hydraulic fracturing equipment and provides us with a new base of operations and employees to support drilling programs in East Texas and Louisiana. As of September 30, 2014, we had more than 850,000 hydraulic horsepower in our pressure pumping fleet. In October 2014, we completed the acquisition of the Texas-based pressure pumping assets of a privately held company. The acquisition included 148,250 horsepower of hydraulic fracturing equipment, which was manufactured in 2011 and 2012, and provides us with two additional bases of operations and employees to support customer activity in South Texas and East Texas. Relatively low natural gas prices and the industry-wide addition of new pressure pumping equipment to the marketplace led to an excess supply of pressure pumping equipment in North America during the last few years.

We maintain a backlog of commitments for contract drilling revenues under term contracts, which we define as contracts with a fixed term of six months or more. Our backlog as of September 30, 2014 was approximately $1.74 billion. We expect approximately $342 million of our backlog to be realized in the remainder of 2014. We generally calculate our backlog by multiplying the day rate under our term drilling contracts by the number of days remaining under the contract. The calculation does not include any revenues related to other fees such as for mobilization, demobilization and customer reimbursables, nor does it include potential reductions in rates for unscheduled standby or during periods in which the rig is moving, on standby or incurring maintenance and repair time in excess of what is permitted under the drilling contract. In addition, generally our term drilling contracts are subject to termination by the customer on short notice and provide for an early termination payment to us in the event that the contract is terminated by the customer. For contracts that we have received an early termination notice, our backlog calculation includes the early termination rate, instead of the day rate, for the period we expect to receive the lower rate.

For the three and nine months ended September 30, 2014 and 2013, our operating revenues consisted of the following (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2014		2013		2014		2013
Contract drilling	$482,212	57%	$457,871	63%	$1,346,698	59%	$1,266,944	62%
Pressure pumping	348,692	41%	259,209	35%	895,530	39%	744,989	36%
Oil and natural gas	14,724	2%	13,827	2%	38,844	2%	45,329	2%
	$845,628	100%	$730,907	100%	$2,281,072	100%	$2,057,262	100%

Generally, the profitability of our business is impacted most by two primary factors in our contract drilling segment: our average number of rigs operating and our average revenue per operating day. During the third quarter of 2014, our average number of rigs operating was 209 in the United States and 10 in Canada compared to 181 in the United States and eight in Canada in the third quarter of 2013. Our average revenue per operating day was $24,010 in the third quarter of 2014 compared to $22,650 in the third quarter of 2013, excluding the early termination revenue discussed below. Consolidated net income for the third quarter of 2014 was $16.0 million compared to consolidated net income of $74.4 million for the third quarter of 2013. This decrease in consolidated net income is primarily due to a charge of $77.9 million related to the retirement of 55 mechanical drilling rigs and the write-off of excess spare components for the now reduced size of the Company’s mechanical rig fleet. Also, revenues in the third quarter of 2013 included early termination revenues totaling approximately $62.8 million related to the early contract termination for six rigs.

Our revenues, profitability and cash flows are highly dependent upon prevailing prices for oil and natural gas. During periods of improved commodity prices, the capital spending budgets of oil and natural gas operators tend to expand, which generally results in increased demand for our services. Conversely, in periods when these commodity prices deteriorate, the demand for our services generally weakens, and we experience downward pressure on pricing for our services. In September 2014, our average number of rigs operating was 211 in the United States and 10 in Canada.

We are highly impacted by operational risks, competition, the availability of excess equipment, labor issues, weather and various other factors that could materially adversely affect our business, financial condition, cash flows and results of operations. Please see “Risk Factors” included in Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

As of September 30, 2014, we had approximately $161 million in working capital and approximately $460 million available under our $500 million revolving credit facility.  From September 30, 2014 through October 23, 2014, we borrowed $170 million under our revolving credit facility, leaving approximately $290 million available as of October 23, 2014, which, together with our working capital and cash expected to be generated from operations should provide us with sufficient ability to fund our current plans to build new equipment, make improvements to our existing equipment, service our debt and pay cash dividends.  If we nevertheless think additional capital would be advisable to pursue growth opportunities, we believe we would be able to satisfy these needs through a combination of working capital, cash flows from operating activities, borrowing capacity under our revolving credit facility, debt financing and equity financing.  However, there can be no assurance that such capital will be available on reasonable terms, if at all.

Commitments and Contingencies — As of September 30, 2014, we maintained letters of credit in the aggregate amount of $39.8 million for the benefit of various insurance companies as collateral for retrospective premiums and retained losses which could become payable under the terms of the underlying insurance contracts. These letters of credit expire annually at various times during the year and are typically renewed. As of September 30, 2014, no amounts had been drawn under the letters of credit.

As of September 30, 2014, we had commitments to purchase approximately $574 million of major equipment for our drilling and pressure pumping businesses.

Our pressure pumping business has entered into agreements to purchase minimum quantities of proppants and chemicals from certain vendors. These agreements expire in 2016, 2017 and 2018. As of September 30, 2014, the remaining obligation under these agreements was approximately $72.0 million, of which materials with a total purchase price of approximately $200,000 were required to be purchased during the remainder of 2014. In the event that the required minimum quantities are not purchased during any contract year, we could be required to make a liquidated damages payment to the respective vendor for any shortfall.

In November 2011, our pressure pumping business entered into an agreement with a proppant vendor to advance up to $12.0 million to such vendor to finance its construction of certain processing facilities. This advance is secured by the underlying processing facilities and bears interest at an annual rate of 5.0%. Repayment of the advance is to be made through discounts applied to purchases from the vendor and repayment of all amounts advanced must be made no later than October 1, 2017. As of September 30, 2014, advances of approximately $11.8 million had been made under this agreement and repayments of approximately $6.9 million had been received resulting in a balance outstanding of approximately $4.9 million.

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

Construction of new technology drilling rigs has increased in recent years. The addition of new technology drilling rigs to the market, combined with a reduction in the drilling of vertical wells, has resulted in excess capacity of older technology drilling rigs. Similarly, the substantial increase in unconventional resource plays has led to higher demand for pressure pumping services, and there has been a significant increase in the construction of new pressure pumping equipment across the industry. As a result of relatively low natural gas prices and the construction of new equipment, there has been an excess of pressure pumping equipment available. In circumstances of excess capacity, providers of pressure pumping services have difficulty sustaining profit margins and may sustain losses during downturn periods. We cannot predict either the future level of demand for our contract drilling or pressure pumping services or future conditions in the oil and natural gas contract drilling or pressure pumping businesses.

Critical Accounting Policies

In addition to established accounting policies, our consolidated condensed financial statements are impacted by certain estimates and assumptions made by management. No changes in our critical accounting policies have occurred since the filing of our Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

Liquidity and Capital Resources

As of September 30, 2014, we had working capital of $161 million, including cash and cash equivalents of $39 million, compared to working capital of $454 million and cash and cash equivalents of $250 million at December 31, 2013. The decrease in working capital at September 30, 2014, compared to December 31, 2013, is primarily due to the acquisition of pressure pumping assets and an acceleration of our program of building new drilling rigs.

During the nine months ended September 30, 2014, our sources of cash flow included:

—	$566 million from operating activities,
—	$39.4 million from the exercise of stock options and related tax benefits associated with stock-based compensation, and
—	$22.5 million in proceeds from the disposal of property and equipment.

During the nine months ended September 30, 2014, we used $43.7 million to pay dividends on our common stock, $13.6 million to acquire shares of our common stock, $7.5 million to repay long-term debt and $774 million:

—	to build new drilling rigs and pressure pumping equipment,
—	to make capital expenditures for the betterment and refurbishment of existing drilling rigs and pressure pumping equipment,
—	to acquire and procure equipment and facilities to support our drilling and pressure pumping operations, including the acquisition of an East Texas-based pressure pumping operation, and
—	to fund investments in oil and natural gas properties on a non-operating working interest basis.

We paid cash dividends during the nine months ended September 30, 2014 as follows:

	Per Share	Total
		(in thousands)
Paid on March 27, 2014	$0.10	$14,456
Paid on June 26, 2014	0.10	14,562
Paid on September 24, 2014	0.10	14,634
Total cash dividends	$0.30	$43,652

On October 22, 2014, our Board of Directors approved a cash dividend on our common stock in the amount of $0.10 per share to be paid on December 24, 2014 to holders of record as of December 10, 2014. The amount and timing of all future dividend payments, if any, is subject to the discretion of the Board of Directors and will depend upon business conditions, results of operations, financial condition, terms of our credit facilities and other factors.

On September 6, 2013, our Board of Directors approved a stock buyback program that authorizes purchase of up to $200 million of our common stock in open market or privately negotiated transactions. As of September 30, 2014, we had remaining authorization to purchase approximately $187 million of our outstanding common stock under the new stock buyback program. Shares purchased under a buyback program are accounted for as treasury stock.

The Company acquired 536,630 shares of treasury stock from employees during the nine months ended September 30, 2014. Certain of these shares were acquired to satisfy the exercise price in connection with the exercise of stock options. The remainder of these shares was acquired to satisfy payroll tax withholding obligations upon the exercise of stock options, the settlement of performance unit awards and the vesting of restricted stock. The total fair market value of these shares was approximately $17.7 million. These shares were acquired pursuant to the terms of the 2005 Plan or the 2014 Plan and not pursuant to the stock buyback program.

Treasury stock acquisitions during the nine months ended September 30, 2014 were as follows (dollars in thousands):

	September 30, 2014
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

Loans under the Credit Agreement bear interest by reference, at our election, to the LIBOR rate or base rate, provided, that swing line loans bear interest by reference only to the base rate. The applicable margin on LIBOR rate loans varies from 2.25% to 3.25% and the applicable margin on base rate loans varies from 1.25% to 2.25%, in each case determined based upon our debt to capitalization ratio. As of September 30, 2014, the applicable margin on LIBOR rate loans was 2.25% and the applicable margin on base rate loans was 1.25%. A letter of credit fee is payable by us equal to the applicable margin for LIBOR rate loans times the daily amount available to be drawn under outstanding letters of credit. The commitment fee rate payable to the lenders for the unused portion of the credit facility is 0.50%.

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

The Credit Agreement requires compliance with two financial covenants. We must not permit our debt to capitalization ratio to exceed 45%. The Credit Agreement generally defines the debt to capitalization ratio as the ratio of (a) total borrowed money indebtedness to (b) the sum of such indebtedness plus consolidated net worth, with consolidated net worth determined as of the last day of the most recently ended fiscal quarter. We also must not permit the interest coverage ratio as of the last day of a fiscal quarter to be less than 3.00 to 1.00. The Credit Agreement generally defines the interest coverage ratio as the ratio of EBITDA of the four prior fiscal quarters to interest charges for the same period. We were in compliance with these financial covenants as of September 30, 2014. The Credit Agreement also contains customary representations, warranties and affirmative and negative covenants. We do not expect that the restrictions and covenants will impair, in any material respect, our ability to operate or react to opportunities that might arise.

Events of default under the Credit Agreement include failure to pay principal or interest when due, failure to comply with the financial and operational covenants, as well as a cross default event, loan document enforceability event, change of control event and bankruptcy and other insolvency events. If an event of default occurs and is continuing, then a majority of the lenders have the right, among others, to (i) terminate the commitments under the Credit Agreement, (ii) accelerate and require us to repay all the outstanding amounts owed under any loan document (provided that in limited circumstances with respect to insolvency and bankruptcy, such acceleration is automatic), and (iii) require us to cash collateralize any outstanding letters of credit.

As of September 30, 2014, we had $85.0 million principal amount outstanding under the term loan facility at an interest rate of 2.50% and no amounts outstanding under the revolving credit facility. We had $39.8 million in letters of credit outstanding at September 30, 2014 and, as a result, we had available borrowing capacity of approximately $460 million at that date.

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

The respective note purchase agreements require compliance with two financial covenants. We must not permit our debt to capitalization ratio to exceed 50% at any time. The note purchase agreements generally define the debt to capitalization ratio as the ratio of (a) total borrowed money indebtedness to (b) the sum of such indebtedness plus consolidated net worth, with consolidated net worth determined as of the last day of the most recently ended fiscal quarter. We also must not permit the interest coverage ratio as of the last day of a fiscal quarter to be less than 2.50 to 1.00. The note purchase agreements generally define the interest coverage ratio as the ratio of EBITDA for the four prior fiscal quarters to interest charges for the same period. We were in compliance with these financial covenants as of September 30, 2014. We do not expect that the restrictions and covenants will impair, in any material respect, our ability to operate or react to opportunities that might arise.

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

As of September 30, 2014, we had approximately $161 million in working capital and approximately $460 million available under our $500 million revolving credit facility.  From September 30, 2014 through October 23, 2014, we borrowed $170 million under our revolving credit facility, leaving approximately $290 million available as of October 23, 2014, which, together with our working capital and cash expected to be generated from operations should provide us with sufficient ability to fund our current plans to build new equipment, make improvements to our existing equipment, service our debt and pay cash dividends.  If we nevertheless think additional capital would be advisable to pursue growth opportunities, we believe we would be able to satisfy these needs through a combination of working capital, cash flows from operating activities, borrowing capacity under our revolving credit facility, debt financing and equity financing.  However, there can be no assurance that such capital will be available on reasonable terms, if at all.

Results of Operations

The following tables summarize operations by business segment for the three months ended September 30, 2014 and 2013:

Contract Drilling	2014	2013	% Change
	(Dollars in thousands)
Revenues	$482,212	$457,871	5.3%
Direct operating costs	278,195	239,768	16.0%
Margin (1)	204,017	218,103	(6.5)%
Selling, general and administrative	1,213	814	49.0%
Depreciation, amortization and impairment	190,657	101,036	88.7%
Operating income	$12,147	$116,253	(89.6)%
Operating days	20,084	17,442	15.1%
Average revenue per operating day	$24.01	$26.25	(8.5)%
Average direct operating costs per operating day	$13.85	$13.75	0.7%
Average margin per operating day (1)	$10.16	$12.50	(18.7)%
Average rigs operating	218	190	14.7%
Capital expenditures	$209,769	$111,659	87.9%

(1)

Margin is defined as revenues less direct operating costs and excludes depreciation, amortization and impairment and selling, general and administrative expenses. Average margin per operating day is defined as margin divided by operating days.

The increases in revenues and direct operating costs reflect the increase in the number of rigs operating. Also, revenues in 2013 included approximately $62.8 million of early termination revenues related to the early contract termination for six rigs. Average revenue per operating day and average margin per operating day were higher in 2013 due to the early termination revenues. Depreciation, amortization and impairment expense for 2014 includes a charge of $77.9 million related to the retirement of 55 mechanical drilling rigs and the write-off of excess spare components for the now reduced size of the Company’s mechanical rig fleet. There were no similar charges in 2013. The increase in depreciation expense also reflects significant capital expenditures incurred in recent years to add new rigs to the fleet. Capital expenditures were incurred in recent years to build new drilling rigs, to modify and upgrade existing drilling rigs and to acquire additional related equipment such as top drives, drill pipe, drill collars, engines, fluid circulating systems, rig hoisting systems and safety enhancement equipment.

Pressure Pumping	2014	2013	% Change
	(Dollars in thousands)
Revenues	$348,692	$259,209	34.5%
Direct operating costs	281,016	204,050	37.7%
Margin (1)	67,676	55,159	22.7%
Selling, general and administrative	4,881	4,482	8.9%
Depreciation, amortization and impairment	37,587	33,760	11.3%
Operating income	$25,208	$16,917	49.0%
Fracturing jobs	358	327	9.5%
Other jobs	1,228	1,306	(6.0)%
Total jobs	1,586	1,633	(2.9)%
Average revenue per fracturing job	$913.88	$722.92	26.4%
Average revenue per other job	$17.53	$17.47	0.3%
Average revenue per total job	$219.86	$158.73	38.5%
Average direct operating costs per total job	$177.19	$124.95	41.8%
Average margin per total job (1)	$42.67	$33.78	26.3%
Margin as a percentage of revenues (1)	19.4%	21.3%	(8.9)%
Capital expenditures and acquisitions	$65,620	$29,494	122.5%

(1)

Margin is defined as revenues less direct operating costs and excludes depreciation, amortization and impairment and selling, general and administrative expenses. Average margin per total job is defined as margin divided by total jobs. Margin as a percentage of revenues is defined as margin divided by revenues.

Revenues and direct operating costs increased due to an increase in the size of our jobs and the size of our pressure pumping fleet. Our customers have continued the development of unconventional reservoirs, resulting in an increase in larger multi-stage fracturing jobs associated therewith. In connection with the horizontal shale and other unconventional resource plays, we have added equipment to perform service intensive fracturing jobs, including the June 2014 acquisition of an East Texas-based pressure pumping operation. As a result, we have continued to experience an increase in the number of these larger multi-stage fracturing jobs as a proportion of the total fracturing jobs we performed. Additionally, the average size of the multi-stage fracturing jobs has increased. Average revenue per fracturing job and average direct operating costs per total job increased as a result of this increase in the proportion of larger multi-stage fracturing jobs and the increased size of the jobs in 2014 as compared to 2013. Depreciation expense increased due to capital expenditures.

Oil and Natural Gas Production and Exploration	2014	2013	% Change
	(Dollars in thousands)
Revenues-Oil	$13,299	$12,479	6.6%
Revenues - Natural gas and liquids	1,425	1,348	5.7%
Revenues-Total	14,724	13,827	6.5%
Direct operating costs	3,275	3,602	(9.1)%
Margin (1)	11,449	10,225	12.0%
Depletion and impairment	8,447	4,804	75.8%
Operating income	$3,002	$5,421	(44.6)%
Capital expenditures	$9,489	$8,823	7.5%

(1)	Margin is defined as revenues less direct operating costs and excludes depletion and impairment.

Oil revenues increased primarily due to increased production from new wells, offset by production declines on existing wells and lower prices. Direct operating costs decreased due to lower exploration costs. Depletion and impairment expense in 2014 includes approximately $2.2 million of oil and natural gas property impairments compared to approximately $160,000 of oil and natural gas property impairments in 2013. Depletion expense also increased due to the addition of new wells.

Corporate and Other	2014	2013	% Change
	(Dollars in thousands)
Selling, general and administrative	$12,802	$14,284	(10.4)%
Depreciation	$1,134	$1,134	—
Net (gain) loss on asset disposals	$(3,870)	$(1,378)	180.8%
Interest income	$234	$293	(20.1)%
Interest expense	$6,993	$7,503	(6.8)%
Other income (expense)	$—	$380	(100.0)%
Capital expenditures	$875	$755	15.9%

Selling, general and administrative expense in 2013 included approximately $1.7 million of expenses to evaluate and prepare for international growth opportunities. Gains and losses on the disposal of assets are treated as part of our corporate activities because such transactions relate to corporate strategy decisions of our executive management group. In 2014, the net gain on asset disposals resulted primarily from miscellaneous sales of drilling equipment.

The following tables summarize operations by business segment for the nine months ended September 30, 2014 and 2013:

Contract Drilling	2014	2013	% Change
	(Dollars in thousands)
Revenues	$1,346,698	$1,266,944	6.3%
Direct operating costs	784,572	729,588	7.5%
Margin (1)	562,126	537,356	4.6%
Selling, general and administrative	4,452	4,544	(2.0)%
Depreciation, amortization and impairment	408,833	296,941	37.7%
Operating income	$148,841	$235,871	(36.9)%
Operating days	56,861	52,209	8.9%
Average revenue per operating day	$23.68	$24.27	(2.4)%
Average direct operating costs per operating day	$13.80	$13.97	(1.2)%
Average margin per operating day (1)	$9.89	$10.29	(3.9)%
Average rigs operating	208	191	8.9%
Capital expenditures	$546,609	$363,836	50.2%

(1)

Margin is defined as revenues less direct operating costs and excludes depreciation, amortization and impairment and selling, general and administrative expenses. Average margin per operating day is defined as margin divided by operating days.

The increases in revenues and direct operating costs reflect the increase in the number of rigs operating. Average revenue per operating day and average margin per operating day were higher in 2013 due to the early termination revenues of approximately $62.8 million related to the early contract termination for six rigs. Excluding the early contract termination revenue in 2013, average revenue per operating day and average margin per operating day would be higher in 2014 than in 2013 due to higher average pricing. Depreciation, amortization and impairment expense for 2014 includes a charge of $77.9 million related to the retirement of 55 mechanical drilling rigs and the write-off of excess spare components for mechanical rigs related to the now reduced size of the Company’s mechanical rig fleet. There were no similar charges during the period ended September 30, 2013. A charge of $37.8 million related to the Company’s mechanically powered rig fleet was recorded in the fourth quarter of 2013. The increase in depreciation expense also reflects significant capital expenditures incurred in recent years to add new rigs to the fleet. Capital expenditures were incurred in recent years to build new drilling rigs, to modify and upgrade existing drilling rigs and to acquire additional related equipment such as top drives, drill pipe, drill collars, engines, fluid circulating systems, rig hoisting systems and safety enhancement equipment.

Pressure Pumping	2014	2013	% Change
	(Dollars in thousands)
Revenues	$895,530	$744,989	20.2%
Direct operating costs	722,801	560,486	29.0%
Margin (1)	172,729	184,503	(6.4)%
Selling, general and administrative	14,816	13,032	13.7%
Depreciation, amortization and impairment	106,252	95,785	10.9%
Operating income	$51,661	$75,686	(31.7)%
Fracturing jobs	872	937	(6.9)%
Other jobs	3,166	3,635	(12.9)%
Total jobs	4,038	4,572	(11.7)%
Average revenue per fracturing job	$960.55	$724.06	32.7%
Average revenue per other job	$18.30	$18.31	(0.1)%
Average revenue per total job	$221.78	$162.95	36.1%
Average direct operating costs per total job	$179.00	$122.59	46.0%
Average margin per total job (1)	$42.78	$40.35	6.0%
Margin as a percentage of revenues (1)	19.3%	24.8%	(22.2)%
Capital expenditures and acquisitions	$198,103	$93,930	110.9%

(1)

Margin is defined as revenues less direct operating costs and excludes depreciation, amortization and impairment and selling, general and administrative expenses. Average margin per total job is defined as margin divided by total jobs. Margin as a percentage of revenues is defined as margin divided by revenues.

Revenues and direct operating costs increased due to an increase in the size of our jobs and the size of our pressure pumping fleet. Our customers have continued the development of unconventional reservoirs resulting in an increase in larger multi-stage fracturing jobs associated therewith. In connection with the horizontal shale and other unconventional resource plays, we have added equipment to perform service intensive fracturing jobs, including the June 2014 acquisition of an East Texas-based pressure pumping operation. As a result, we have continued to experience an increase in the number of these larger multi-stage fracturing jobs as a proportion of the total fracturing jobs we performed. Additionally, the average size of the multi-stage fracturing jobs has increased. Average revenue per fracturing job and average direct operating costs per total job increased as a result of this increase in the proportion of larger multi-stage fracturing jobs and the increased size of the jobs in 2014 as compared to 2013. Depreciation expense increased due to capital expenditures.

Oil and Natural Gas Production and Exploration	2014	2013	% Change
	(Dollars in thousands)
Revenues-Oil	$34,377	$41,039	(16.2)%
Revenues - Natural gas and liquids	4,467	4,290	4.1%
Revenues-Total	38,844	45,329	(14.3)%
Direct operating costs	9,421	9,738	(3.3)%
Margin (1)	29,423	35,591	(17.3)%
Depletion and impairment	20,086	18,402	9.2%
Operating income	$9,337	$17,189	(45.7)%
Capital expenditures	$26,915	$22,925	17.4%

(1)	Margin is defined as revenues less direct operating costs and excludes depletion and impairment.

Oil revenues decreased primarily as a result of production declines on existing wells. Direct operating costs include a reduction in taxes due to lower production and lower exploration costs. This was largely offset by higher lease operating expenses. Depletion and impairment expense in 2014 includes approximately $4.1 million of oil and natural gas property impairments compared to approximately $2.6 million of oil and natural gas property impairments in 2013.

Corporate and Other	2014	2013	% Change
	(Dollars in thousands)
Selling, general and administrative	$38,849	$37,720	3.0%
Depreciation	$3,402	$3,223	5.6%
Net (gain) loss on asset disposals	$(8,705)	$(2,286)	280.8%
Interest income	$618	$716	(13.7)%
Interest expense	$21,430	$21,210	1.0%
Other income (expense)	$3	$780	(99.6)%
Capital expenditures	$2,164	$2,638	(18.0)%

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

Adjusted EBITDA

Adjusted earnings before interest, taxes, depreciation and amortization (“Adjusted EBITDA”) is not defined by generally accepted accounting principles (“GAAP”).  We define Adjusted EBITDA as net income plus net interest expense, income tax expense and depreciation, depletion, amortization and impairment expense. We present Adjusted EBITDA (a non-GAAP measure) because we believe it provides to both management and investors additional information with respect to both the performance of our fundamental business activities and our ability to meet our capital expenditures and working capital requirements.  Adjusted EBITDA should not be construed as an alternative to the GAAP measures of net income or operating cash flow.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net income	$15,976	$74,420	$105,081	$171,418
Income tax expense	7,556	43,301	50,403	98,957
Net interest expense	6,759	7,210	20,812	20,494
Depreciation, depletion, amortization and impairment	237,825	140,734	538,573	414,351
Adjusted EBITDA	$268,116	$265,665	$714,869	$705,220

Income Taxes

Our effective income tax rate was 32.4% for the nine months ended September 30, 2014, compared to 36.6% for the nine months ended September 30, 2013. The Domestic Production Activities Deduction was enacted as part of the American Jobs Creation Act of 2004 (as revised by the Emergency Economic Stabilization Act of 2008), and allows a deduction of 9% on the lesser of qualified production activities income or taxable income. The prior year Domestic Production Activities Deduction was smaller due to lower taxable income after the utilization of bonus depreciation and a federal net operating loss carryforward. In 2014, we do not have any remaining federal net operating loss carryforward, and bonus depreciation is currently unavailable, resulting in higher taxable income and, therefore, a larger Domestic Production Activities Deduction.

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

Volatility of Oil and Natural Gas Prices and its Impact on Operations and Financial Condition

Our revenue, profitability and cash flows are highly dependent upon prevailing prices for oil and natural gas and expectations about future prices. For many years, oil and natural gas prices and markets have been extremely volatile. Prices are affected by factors such as market supply and demand, domestic and international military, political, economic and weather conditions, the ability of OPEC to set and maintain production and price targets, technical advances affecting energy consumption and production and the price and availability of alternative fuels. All of these factors are beyond our control. Declines in the market prices of natural gas and oil caused our customers to significantly reduce their drilling activities beginning in the fourth quarter of 2008, and drilling activities remained low throughout 2009. Drilling activities increased in 2010 as did the prices for oil and natural gas. The increased drilling activity was largely attributable to increased development of unconventional oil and natural gas reservoirs and an improvement in the price of oil. Drilling for oil and liquids rich targets continued to increase in 2011 as oil averaged $94.86 per barrel for the year (WTI spot price as reported by the United States Energy Information Administration). Natural gas prices decreased in 2011 to an average of $4.00 per Mcf (Henry Hub spot price as reported by the United States Energy Information Administration). This decrease continued into 2012 where natural gas prices fell below $2.00 per Mcf in April and averaged $2.75 per Mcf for the year, resulting in continued low levels of drilling activity for natural gas in 2012. The increase in drilling activity in oil rich basins absorbed some of the decrease in demand for natural gas drilling activities in 2012. During 2013, natural gas prices averaged $3.73 per Mcf, and oil prices averaged $97.91 per barrel, and demand for natural gas drilling activities continued to decline. During the nine months ended September 30, 2014, natural gas prices averaged $4.59 per Mcf and oil prices averaged $99.96 per barrel and demand for drilling activities increased. Construction of new land drilling rigs in the United States during the last decade has significantly contributed to excess capacity in total available drilling rigs. We expect oil and natural gas prices to continue to be volatile and to affect our financial condition, operations and ability to access sources of capital. Low market prices for oil and natural gas would likely result in lower demand for our drilling rigs and pressure pumping services and could adversely affect our operating results, financial condition and cash flows. Even during periods of high prices for oil and natural gas, companies exploring for oil and natural gas may cancel or curtail programs, or reduce their levels of capital expenditures for exploration and production for a variety of reasons, which could reduce demand for our drilling rigs and pressure pumping services.

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk

We currently have exposure to interest rate market risk associated with any borrowings that we have under our revolving credit facility and term loan facility. Interest is paid on the outstanding principal amount of borrowings at a floating rate based on, at our election, LIBOR or a base rate. The margin on LIBOR loans ranges from 2.25% to 3.25% and the margin on base rate loans ranges from 1.25% to 2.25%, based on our debt to capitalization ratio. At September 30, 2014, the margin on LIBOR loans was 2.25% and the margin on base rate loans was 1.25%. As of September 30, 2014, we had no balances outstanding under our revolving credit facility and $85.0 million outstanding under our term loan facility at an interest rate of 2.50%. The interest rate on the borrowings outstanding under our revolving credit and term loan facilities is variable and adjusts at each interest payment date based on our election of LIBOR or the base rate.

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

Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10‑Q. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of September 30, 2014.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

The table below sets forth the information with respect to purchases of our common stock made by us during the quarter ended September 30, 2014.

				Approximate Dollar
			Total Number of	Value of Shares
			Shares (or Units)	That May Yet Be
			Purchased as Part	Purchased Under the
	Total	Average Price	of Publicly	Plans or
	Number of Shares	Paid per	Announced Plans	Programs (in
Period Covered	Purchased	Share	or Programs	thousands)(1)
July 2014	—	—	—	$187,016
August 2014	—	—	—	$187,016
September 2014	—	—	—	$187,016
Total	—	—	—	$187,016

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

10.1

Indemnification Agreement entered into between Patterson-UTI Energy, Inc. and Tiffany J. Thom dated August 8, 2014.  See Form of Indemnification Agreement entered into between Patterson-UTI Energy, Inc. and certain of its directors and officers, filed on April 28, 2004 as Exhibit 10.11 to the Company’s Annual Report on Form 10-K, as amended, for the year ended December 31, 2003 and incorporated herein by reference.

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

101*

The following materials from Patterson-UTI Energy, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Condensed Balance Sheets, (ii) the Consolidated Condensed Statements of Operations, (iii) the Consolidated Condensed Statements of Comprehensive Income, (iv) the Consolidated Condensed Statement of Changes in Stockholders’ Equity, (v) the Consolidated Condensed Statements of Cash Flows, and (vi) Notes to Consolidated Condensed Financial Statements.

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

Date: October 27, 2014