Form 10-K
period 2014-12-31
PATTERSON UTI ENERGY INC
filed 2015-02-12
CIK 889900

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒ or    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐ or    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒ or No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2014, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $5.0 billion, calculated by reference to the closing price of $34.94 for the common stock on the Nasdaq Global Select Market on that date.

As of February 5, 2015, the registrant had outstanding 146,458,290 shares of common stock, $0.01 par value, its only class of common stock.

Documents incorporated by reference:

Portions of the registrant’s definitive proxy statement for the 2015 Annual Meeting of Stockholders are incorporated by reference into Part III of this report.

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (this “Report”) and other public filings and press releases by us contain “forward-looking statements” within the meaning of the Securities Act of 1933, as amended (the “Securities Act”), the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995, as amended. These “forward-looking statements” involve risk and uncertainty. These forward-looking statements include, without limitation, statements relating to: liquidity; revenue and cost expectations and backlog; financing of operations; oil and natural gas prices; source and sufficiency of funds required for building new equipment and additional acquisitions (if further opportunities arise); impact of inflation; demand for our services; competition; equipment availability; government regulation; and other matters. Our forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts and often use words such as “anticipates,” “believes,” “budgeted,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “project,” “strategy,” or “will,” or the negative thereof and other words and expressions of similar meaning. The forward-looking statements are based on certain assumptions and analyses we make in light of our experience and our perception of historical trends, current conditions, expected future developments and other factors we believe are appropriate in the circumstances. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to have been correct. Forward-looking statements may be made orally or in writing, including, but not limited to, Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this Report and other sections of our filings with the United States Securities and Exchange Commission (the “SEC”) under the Exchange Act and the Securities Act.

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

Overview

We own and operate in the United States one of the largest fleets of land-based drilling rigs and a large fleet of pressure pumping equipment.  The Company was formed in 1978 and reincorporated in 1993 as a Delaware corporation.  Patterson Energy, Inc. and UTI Energy Corp. merged in 2001 to form Patterson-UTI Energy, Inc. In 2008, the corporate headquarters was moved from Snyder, Texas to Houston, Texas.

Our contract drilling business operates in the continental United States, and western and northern Canada.  As of December 31, 2014, we had a drilling fleet that consisted of 239 marketable land-based drilling rigs.  A drilling rig includes the structure, power source and machinery necessary to cause a drill bit to penetrate the earth to a depth desired by the customer.  A drilling rig is considered marketable at a point in time if it is operating or can be made ready to operate without significant capital expenditures.  We also have a substantial inventory of drill pipe and drilling rig components that support our ongoing drilling operations.

We provide pressure pumping services to oil and natural gas operators primarily in Texas and the Appalachian region.  Pressure pumping services consist primarily of well stimulation services (such as hydraulic fracturing) and cementing services for completion of new wells and remedial work on existing wells.  As of December 31, 2014, we had approximately 1.0 million hydraulic horsepower to provide these services.  Our pressure pumping operations are supported by a fleet of other equipment, including blenders, tractors, manifold trailers and numerous trailers for transportation of materials to and from the worksite as well as bins for storage of materials at the worksite.

We also own and invest in oil and natural gas assets as a non-operating working interest owner.  Our oil and natural gas working interests are located primarily in Texas and New Mexico.

Recent Developments

Oil prices declined significantly during the second half of 2014 and have continued to decline in 2015.  The closing price of oil was as high as $105.68 per barrel during the third quarter of 2014, as low as $44.08 per barrel in late January 2015 and around $50 per barrel during the first week in February 2015 (WTI spot price as reported by the United States Energy Information Administration).  As a result of the decline in oil prices, our industry is now experiencing a severe downturn.  Market conditions remain very dynamic and are changing quickly.  Although the magnitude as well as the duration of this downturn are not yet known, we believe that 2015 will be a challenging year for our industry.

We believe the vast majority of exploration and production companies, including our customers, have significantly reduced their 2015 capital spending plans.   The initial impact of these spending reductions is evidenced by the published rig counts which have declined more 25% since their recent peak in October 2014.

Our rig count has also declined.  During October 2014, the number of our drilling rigs operating in the United States was as high as 214, and as of February 10, 2015 we had 173 drilling rigs operating in the United States.  We have received indications of customers’ intent to early terminate a number of term contracts and many of our drilling customers are seeking price reductions.  We expect the number of our drilling rigs operating in the United States to decline at least another 20% during the next 90 days.

Our pressure pumping business is also beginning to see the effects of reduced spending by customers.  Some previously scheduled pressure pumping jobs have been cancelled or deferred and many customers are also seeking price reductions.

In anticipation of this downturn, we began reducing our cost structure in the fourth quarter of 2014.  In 2015, we have continued to reduce our cost structure and, to date, we have reduced our drilling headcount at a rate slightly higher than the reduction in our rig count.  We have also reduced our capital expenditure plans for 2015.  Along with other reductions, we now plan to only build new drilling rigs that are currently committed under term contracts.  We plan to continue to adjust our cost structure in line with our level of operating activity.

We expect that our term contract coverage and scalability with respect to labor and other operating costs should position us to weather this downturn.  In the event oil prices remain depressed for a sustained period, or decline further, however, we may experience further, significant declines on both drilling activity and spot dayrate pricing, and on pressure pumping activity and pricing, which could have a material adverse effect on our business, financial condition and results of operations.

Industry Segments

Our revenues, operating profits and identifiable assets are primarily attributable to three industry segments:

•	contract drilling services,
•	pressure pumping services, and
•	oil and natural gas exploration and production.

All of our industry segments had operating profits in 2012 and 2013.  In 2014, our contract drilling services and our pressure pumping services segments had operating profits and our oil and natural gas exploration and production segment had an operating loss.  Our oil and natural gas assets constituted approximately 1% of our consolidated assets as of December 31, 2014.

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 14 of Notes to Consolidated Financial Statements included as a part of Items 7 and 8, respectively, of this Report for financial information pertaining to these industry segments.

Contract Drilling Operations

General — We market our contract drilling services to major and independent oil and natural gas operators.  As of December 31, 2014, we had 239 marketable land-based drilling rigs based in the following regions:

•	55 in west Texas and southeastern New Mexico,
•	23 in north central and east Texas, northern Louisiana and eastern Oklahoma,
•	37 in the Rocky Mountain region (Colorado, Utah, Wyoming, Montana and North Dakota),
•	40 in south Texas,
•	34 in the Texas panhandle and western Oklahoma,
•	40 in the Appalachian region (Pennsylvania, Ohio and West Virginia), and
•	10 in western and northern Canada.

Our marketable drilling rigs have rated maximum depth capabilities ranging from 10,000 feet to 25,000 feet.  Of these drilling rigs, 195 are electric rigs and 44 are mechanical rigs.  An electric rig differs from a mechanical rig in that the electric rig converts the power from its diesel engines (the sole energy source for a mechanical rig) into electricity to power the rig.  We also have a substantial inventory of drill pipe and drilling rig components, which may be used in the activation of additional drilling rigs or as replacement parts for marketable rigs.

Drilling rigs are typically equipped with engines, drawworks, masts, pumps to circulate the drilling fluid, blowout preventers, drill pipe and other related equipment.  Over time, components on a drilling rig are replaced or rebuilt.  We spend significant funds each year as part of a program to modify, upgrade and maintain our drilling rigs to ensure that our drilling equipment is competitive.  We have spent over $2.0 billion during the last three years on capital expenditures to (1) build new land drilling rigs and (2) modify, upgrade and extend the lives of components of our drilling fleet.  During fiscal years 2014, 2013 and 2012, we spent approximately $772 million, $505 million and $745 million, respectively, on these capital expenditures.

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

Drilling Contracts — Most of our drilling contracts are with established customers on a competitive bid or negotiated basis.  Our bid for each job depends upon location, equipment to be used, estimated risks involved, estimated duration of the job, availability of drilling rigs and other factors particular to each proposed contract.  Our drilling contracts are either on a well-to-well basis or a term basis.  Well-to-well contracts are generally short-term in nature and cover the drilling of a single well or a series of wells.  Term contracts are entered into for a specified period of time (frequently six months to three years) and provide for the use of the drilling rig to drill multiple wells.  During 2014, our average number of days to drill a well (which includes moving to the drill site, rigging up and rigging down) was approximately 20 days.

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

Our drilling contracts provide for payment on a daywork basis.  Under daywork contracts, we provide the drilling rig and crew to the customer.  The customer supervises the drilling of the well.  Our compensation is based on a contracted rate per day during the period the drilling rig is utilized.  We often receive a lower rate when the drilling rig is moving or when drilling operations are interrupted or restricted by adverse weather conditions or other conditions beyond our control.  Daywork contracts typically provide separately for mobilization of the drilling rig.  All of the wells we drilled in 2014, 2013 and 2012 were under daywork contracts.

From time to time more than five years ago, we contracted to drill some wells to a certain depth under specified conditions for a fixed price per foot (on a footage basis) or for a fixed fee (on a turnkey basis).  We generally assume greater operational and economic risk drilling on a turnkey basis than on a footage basis and greater operational and economic risk drilling on a footage basis than on a daywork basis.

Contract Drilling Activity — Information regarding our contract drilling activity for the last three years follows:

	Year Ended December 31,
	2014	2013	2012
Average rigs operating per day(1)	211	192	221
Number of rigs operated during the year	231	235	267
Number of wells drilled during the year	3,740	3,378	3,587
Number of operating days	77,000	69,918	80,833

(1)	A rig is considered to be operating if it is earning revenue pursuant to a contract on a given day.

Drilling Rigs and Related Equipment — We have made significant upgrades during the last several years to our drilling fleet to match the needs of our customers.  While conventional wells remain an important source of oil and natural gas, our customers have expanded the development of shale and other unconventional wells to help supply the long-term demand for oil and natural gas in North America.

To address our customers’ needs for drilling horizontal wells in shale and other unconventional resource plays, we have expanded our areas of operation and improved the capability of our drilling fleet.  We have delivered new APEX® rigs to the market and have made performance and safety improvements to existing high capacity rigs.  APEX 1500® rigs are 1,500 horsepower electric rigs with advanced electronic drilling systems, 500 ton top drives, iron roughnecks, hydraulic catwalks, and other highly automated pipe handling equipment.  APEX 1000® rigs are 1,000 horsepower electric rigs with advanced technology equipment similar to the APEX 1500® rigs, but with a more compact design to fit on smaller locations.  APEX WALKING® rigs are designed to efficiently drill multiple wells from a single pad, by “walking” between the wellbores without requiring time to lower the mast and lay down the drill pipe.  Many APEX 1500® and APEX 1000® rigs have also been equipped with walking systems as noted below.  As of December 31, 2014, our drilling fleet was comprised of the following:

	Number of Rigs
Classification	U.S.	Canada	Total	With Walking Systems
APEX 1500 rigs	81	—	81	43
APEX 1000 rigs	15	—	15	9
APEX WALKING rigs	49	—	49	49
Other electric rigs	44	6	50	4
Total electric rigs	189	6	195	105
Mechanical rigs	40	4	44	—
Total	229	10	239	105

	Number of Rigs
Horsepower	U.S.	Canada	Total
950 and less	13	5	18
1,000 to 1,400	81	5	86
1,500	122	—	122
1,700 and greater	13	—	13
Total	229	10	239
Average horsepower	1,327	1,025	1,314
Average depth rating	18,096	14,005	17,925

At December 31, 2014, we owned and operated 286 trucks and 323 trailers used to rig down, transport and rig up our drilling rigs.

We perform repair and/or overhaul work to our drilling rig equipment at our yard facilities located in Texas, Oklahoma, Wyoming, Colorado, North Dakota, Pennsylvania and western Canada.

Pressure Pumping Operations

General — We provide pressure pumping services to oil and natural gas operators primarily in Texas (Southwest Region) and the Appalachian region (Northeast Region).  Pressure pumping services consist of well stimulation services (such as hydraulic fracturing) and cementing services for the completion of new wells and remedial work on existing wells.  Wells drilled in shale formations and other unconventional plays require well stimulation through hydraulic fracturing to allow the flow of oil and natural gas.  This is accomplished by pumping fluids under pressure into the well bore to fracture the formation.  Many wells in conventional plays also receive well stimulation services.  The cementing process inserts material between the wall of the well bore and the casing to support and stabilize the casing.

Pressure Pumping Contracts – Our pressure pumping operations are conducted pursuant to a work order for a specific job or pursuant to a term contract.  The term contracts are generally entered into for a specified period of time and may include minimum revenue, usage or stage requirements.  We are compensated based on a combination of charges for equipment, personnel, materials, mobilization and other items.  We believe that our pressure pumping contracts generally provide for indemnification rights and obligations that are customary for the markets in which we conduct those operations; however, each pressure pumping contract contains the actual terms setting forth our rights and obligations and those of the customer, any of which rights and obligations may deviate from what is customary due to particular industry conditions, customer requirements or other factors.

Equipment — We have pressure pumping equipment used in providing hydraulic and nitrogen fracturing services as well as nitrogen, cementing and acid pumping services, with a total of approximately 1.0 million hydraulic horsepower as of December 31, 2014.  Pressure pumping equipment at December 31, 2014 included:

	Hydraulic	Other
	Fracturing	Pumping
	Equipment	Equipment	Total
Southwest Region:
Number of units	275	32	307
Approximate hydraulic horsepower	638,800	32,165	670,965

Northeast Region:
Number of units	149	94	243
Approximate hydraulic horsepower	303,800	54,700	358,500

Combined:
Number of units	424	126	550
Approximate hydraulic horsepower	942,600	86,865	1,029,465

Our pressure pumping operations are supported by a fleet of other equipment including blenders, tractors, manifold trailers and numerous trailers for transportation of materials to and from the worksite as well as bins for storage of materials at the worksite.

Materials – Our pressure pumping operations require the use of acids, chemicals, proppants, fluid supplies and other materials, any of which can be in short supply, including severe shortages, from time to time.  We purchase these materials from various suppliers.  These purchases are made in the spot market or pursuant to other arrangements that do not cover all of our required supply and that sometimes require us to purchase the supply or pay liquidated damages if we do not purchase the material.  Given the limited number of suppliers of certain of our materials, we may not always be able to make alternative arrangements if we are unable to reach an agreement with a supplier for delivery of any particular material or should one of our suppliers fail to timely deliver our materials.

Oil and Natural Gas Interests

We own and invest in oil and natural gas assets as a non-operating working interest owner.  Our oil and natural gas working interests are located primarily in producing regions of Texas and New Mexico.  Our oil and natural gas assets constituted approximately 1% of our consolidated assets as of December 31, 2014.

Customers

The customers of each of our contract drilling and pressure pumping business segments are oil and natural gas operators.  Our customer base includes both major and independent oil and natural gas operators.  With respect to our consolidated operating revenues in 2014, we received approximately 41% from our ten largest customers, 28% from our five largest customers and 16% from our two largest customers.  The loss of, or reduction in business from, one or more of our larger customers could have a material adverse effect on our business, financial condition, cash flows and results of operations.  During 2014, no single customer accounted for more than 10% of our consolidated operating revenues.

Competition

The contract drilling and pressure pumping businesses are highly competitive.  Historically, available equipment used in these businesses has frequently exceeded demand.  The price for our services is a key competitive factor, in part because equipment used in our businesses can be moved from one area to another in response to market conditions.  In addition to price, we believe availability, condition and technical specifications of equipment, quality of personnel, service quality and safety record are key factors in determining which contractor is awarded a job.  We expect that the market for land drilling and pressure pumping services will continue to be highly competitive.

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

The U.S. Occupational Safety and Health Administration (“OSHA”) promulgates and enforces laws and regulations governing the protection of the health and safety of employees.  The OSHA hazard communication standard, U.S. Environmental Protection Agency (“EPA”) community right-to-know regulations under Title III of CERCLA and similar state statutes require that information be maintained about hazardous materials used or produced in our operations and that this information be provided to employees, state and local governments and citizens.  Also, OSHA has established a variety of standards related to workplace exposure to hazardous substances and employee health and safety.

Our activities include the performance of hydraulic fracturing services to enhance the production of oil and natural gas from formations with low permeability, such as shale and other unconventional formations.  Due to concerns raised relating to potential impacts of hydraulic fracturing on groundwater quality, legislative and regulatory efforts at the federal level and in some state and local jurisdictions have been initiated to render permitting and compliance requirements more stringent for hydraulic fracturing or prohibit the activity altogether.  Such efforts could have an adverse effect on oil and natural gas production activities, which in turn could have an adverse effect on the hydraulic fracturing services that we render for our exploration and production customers.  See “Item 1A. Risk Factors – Potential Legislation and Regulation Covering Hydraulic Fracturing Could Increase Our Costs and Limit or Delay Our Operations.”

In Canada, a variety of federal, provincial and municipal laws, rules and regulations impose, among other things, restrictions, liabilities and obligations in connection with the generation, handling, use, storage, transportation, treatment and disposal of hazardous substances and wastes and in connection with spills, releases and emissions of various substances to the environment.  Other jurisdictions where we may conduct operations have similar environmental and regulatory regimes with which we would be required to comply.  These laws, rules and regulations also require that facility sites and other properties associated with our operations be operated, maintained, abandoned and reclaimed to the satisfaction of applicable regulatory authorities.  In addition, new projects or changes to existing projects may require the submission and approval of environmental assessments or permit applications.  These laws, rules and regulations are subject to frequent change, and the clear trend is to place increasingly stringent limitations on activities that may affect the environment.

Our operations are also subject to federal, state, foreign, regional and local laws, rules and regulations for the control of air emissions, including those associated with the Federal Clean Air Act and the Canadian Environmental Protection Act.  We and our customers may be required to make capital expenditures in the future for air pollution control equipment in connection with obtaining and maintaining operating permits and approvals for air emissions.  For more information, please refer to our discussion under “Item 1A. Risk Factors – Environmental and Occupational Health and Safety Laws and Regulations, Including Violations Thereof, Could Materially Adversely Affect Our Operating Results.”

We are aware of the increasing focus of local, state, national and international regulatory bodies on greenhouse gas (“GHG”) emissions and climate change issues.  We are also aware of legislation proposed by United States lawmakers and the Canadian legislature to reduce GHG emissions, as well as GHG emissions regulations enacted by the EPA and the Canadian provinces of Alberta and British Columbia.  We will continue to monitor and assess any new policies, legislation or regulations in the areas where we operate to determine the impact of GHG emissions and climate change on our operations and take appropriate actions, where necessary.  Any direct and indirect costs of meeting these requirements may adversely affect our business, results of operations and financial condition.  See “Item 1A. Risk Factors – Legislation and Regulation of Greenhouse Gases Could Adversely Affect Our Business.”

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

We maintain insurance coverage of types and amounts that we believe to be customary in the industry, but we are not fully insured against all risks, either because insurance is not available or because of the high premium costs.  The insurance coverage that we maintain includes insurance for fire, windstorm and other risks of physical loss to our rigs and certain other assets, employer’s liability, automobile liability, commercial general liability, workers’ compensation and insurance for other specific risks.  We cannot assure, however, that any insurance obtained by us will be adequate to cover any losses or liabilities, or that this insurance will continue to be available or available on terms that are acceptable to us.  While we carry insurance to cover physical damage to, or loss of, our drilling rigs and certain other assets, such insurance does not cover the full replacement cost of the rigs or other assets.  We have also elected in some cases to accept a greater amount of risk through increased deductibles on certain insurance policies.  For example, we generally maintain a $1.5 million per occurrence deductible on our workers’ compensation and equipment insurance coverage and a $2.0 million per occurrence self-insured retention on our general liability coverage and a $2.0 million per occurrence deductible on our automobile liability insurance coverage.  We self-insure a number of other risks, including loss of earnings and business interruption, and do not carry a significant amount of insurance to cover risks of underground reservoir damage.

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

Employees

We had approximately 7,900 full-time employees as of February 10, 2015.  The number of employees fluctuates depending on the current and expected demand for our services.  We consider our employee relations to be satisfactory.  None of our employees are represented by a union.

Seasonality

Seasonality has not significantly affected our overall operations.  However, our drilling operations in Canada are subject to slow periods of activity during the annual spring thaw.  Additionally, toward the end of some years, we experience slower activity in our pressure pumping operations in connection with the holidays and as customers’ capital expenditure budgets are depleted.  Occasionally, our operations have been negatively impacted by severe weather conditions.

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
•

the environmental, tax and other laws and governmental regulations regarding the exploration, development, production and delivery of oil and natural gas, and in particular, public pressure on, and legislative and regulatory interest within, federal, state, foreign, regional and local governments to stop, significantly limit or regulate drilling and pressure pumping activities, including hydraulic fracturing, and

•	merger and divestiture activity among oil and natural gas producers.

In particular, our revenue, profitability and cash flows are highly dependent upon prevailing prices for oil and natural gas and expectations about future prices.  For many years, oil and natural gas prices and markets have been extremely volatile.  Prices are affected by factors such as:

•	market supply and demand,
•	domestic and international military, political, economic and weather conditions,
•	the desire and ability of the Organization of Petroleum Exporting Countries, commonly known as OPEC, to set and maintain production and price targets,
•	legal and other limitations or restrictions on exportation and/or importation of oil and natural gas,
•	technical advances affecting energy consumption and production, and
•	the price and availability of alternative fuels.

All of these factors are beyond our control.  During the nine months ended September 30, 2014, oil prices averaged $99.96 per barrel, natural gas prices averaged $4.59 per Mcf and demand for drilling activities increased.  During the three months ended December 31, 2014, drilling activity slowed as oil prices averaged $73.16 per barrel and natural gas prices averaged $3.80 per Mcf.  Drilling activity has significantly decreased since December 31, 2014, as oil prices averaged $47.22 per barrel and natural gas prices averaged $2.99 per Mcf during January 2015.  Our average number of rigs operating remains well below the number of our available rigs, and given current oil pricing and existing market trends, we expect our average number of rigs operating to continue to decline through at least the first quarter of 2015.

We expect oil and natural gas prices to continue to be volatile and to affect our financial condition, operations and ability to access sources of capital.  Continued low market prices for oil and natural gas will likely result in decreased demand for our drilling rigs and pressure pumping services and adversely affect our operating results, financial condition and cash flows.  Even during periods of high prices for oil and natural gas, companies exploring for oil and natural gas may cancel or curtail programs, or reduce their levels of capital expenditures for exploration and production for a variety of reasons, which could reduce demand for our drilling rigs and pressure pumping services.

Global Economic Conditions May Adversely Affect Our Operating Results.

Global economic conditions and volatility in commodity prices may cause our customers to reduce or curtail their drilling and well completion programs, which could result in a decrease in demand for our services.  In addition, uncertainty in the capital markets, whether due to global economic conditions, low commodity prices or otherwise may result in reduced access to financing by us, our customers and our suppliers and reduced demand for our services.  Furthermore, these factors may result in certain of our customers experiencing an inability to pay suppliers, including us.  The global economic environment in the past has experienced significant deterioration in a relatively short period, and there is no assurance that the global economic environment will not quickly deteriorate again due to one or more factors, including a decline in the price for oil or natural gas.  A deterioration in the global economic environment could have a material adverse effect on our business, financial condition, cash flows and results of operations.

A General Excess of Operable Land Drilling Rigs, Increasing Rig Specialization and Excess Pressure Pumping Equipment May Adversely Affect Our Utilization and Profit Margins.

The North American oil and natural gas services industry has experienced downturns in demand during the last decade, including a downturn that started late in 2014.  During these periods, there have been substantially more drilling rigs and pressure pumping equipment available than necessary to meet demand.  As a result, drilling and pressure pumping contractors have had difficulty sustaining profit margins and, at times, have incurred losses during the downturn periods.

Construction of new technology drilling rigs has increased in recent years.  The addition of new technology drilling rigs to the market, combined with a reduction in the drilling of vertical wells, has resulted in excess capacity of conventional drilling rigs.  Similarly, the substantial recent increase in unconventional resource plays has led to higher demand for pressure pumping services and there has been a significant increase in the construction of new pressure pumping equipment across the industry.  As a result of low oil and natural gas prices and the construction of new equipment, there is currently an excess of drilling rigs and pressure pumping equipment available.  In circumstances of excess capacity, providers of contract drilling and pressure pumping services have difficulty sustaining profit margins and may sustain losses during downturn periods.  We cannot predict the future level of demand for our contract drilling or pressure pumping services or future conditions in the oil and natural gas contract drilling or pressure pumping businesses.

In addition, unconventional resource plays have substantially increased and some drilling rigs are not capable of drilling these wells efficiently.  Accordingly, the utilization of some older technology drilling rigs may be hampered by their lack of capability to successfully compete for this work.  Other ongoing factors which could continue to adversely affect utilization rates and pricing, even in an environment of high oil and natural gas prices and increased drilling activity, include:

•	movement of drilling rigs from region to region,
•	reactivation of land-based drilling rigs, and
•	construction of new technology drilling rigs.

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

During periods of increased demand for drilling and pressure pumping services, the industry has experienced shortages of drill pipe, replacement parts, other equipment, supplies and materials, including, in the case of our pressure pumping operations, proppants, acid, gel and water.  These shortages can cause the price of these items to increase significantly and require that orders for the items be placed well in advance of expected use.  In addition, any interruption in supply could result in significant delays in delivery of equipment and materials or prevent operations.  Interruptions may be caused by, among other reasons:

•	weather issues, whether short-term such as a hurricane, or long-term such as a drought,
•	transportation and other logistical challenges, and
•	a shortage in the number of vendors able or willing to provide the necessary equipment, supplies and materials, including as a result of commitments of vendors to other customers or third parties.

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

We have indemnification agreements with many of our customers, and we also maintain liability and other forms of insurance.  In general, our drilling and pressure pumping contracts typically contain provisions requiring our customers to indemnify us for, among other things, reservoir and certain pollution damage.  Our right to indemnification may, however, be unenforceable or limited due to negligent or willful acts or omissions by us, our subcontractors and/or suppliers.  Our customers and other third parties may dispute, or be unable to meet, their indemnification obligations to us due to financial, legal or other reasons.  Accordingly, we may be unable to transfer these risks to our customers and other third parties by contract or indemnification agreements.  Incurring a liability for which we are not fully indemnified or insured could have a material adverse effect on our business, financial condition, cash flows and results of operations.

We maintain insurance coverage of types and amounts that we believe to be customary in the industry, but we are not fully insured against all risks, either because insurance is not available or because of the high premium costs.  The insurance coverage that we maintain includes insurance for fire, windstorm and other risks of physical loss to our rigs and certain other assets, employer’s liability, automobile liability, commercial general liability, workers’ compensation and insurance for other specific risks.  We cannot assure, however, that any insurance obtained by us will be adequate to cover any losses or liabilities, or that this insurance will continue to be available or available on terms that are acceptable to us.  While we carry insurance to cover physical damage to, or loss of, our drilling rigs and certain other assets, such insurance does not cover the full replacement cost of the rigs or other assets.  We have also elected in some cases to accept a greater amount of risk through increased deductibles on certain insurance policies.  For example, we generally maintain a $1.5 million per occurrence deductible on our workers’ compensation and equipment insurance coverage and a $2.0 million per occurrence self-insured retention on our general liability coverage and a $2.0 million per occurrence deductible on our automobile liability insurance coverage.  We self-insure a number of other risks, including loss of earnings and business interruption, and do not carry a significant amount of insurance to cover risks of underground reservoir damage.

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

If we are not successful in building new rigs and pressure pumping equipment or upgrading our existing rigs and pressure pumping equipment in a timely and cost-effective manner, we could lose market share.  One or more technologies that we implement in the future may not work as we expect, and we may be adversely affected.  Additionally, new technologies, services or standards could render some of our services, drilling rigs or pressure pumping equipment obsolete, which could have a material adverse impact on our business, financial condition, cash flows and results of operation.

Our Current Backlog of Contract Drilling Revenue May Not Ultimately Be Realized as Fixed-Term Contracts May in Certain Instances Be Terminated Without an Early Termination Payment.

As of December 31, 2014, our contract drilling backlog for future revenues under term contracts, which we define as contracts with a fixed term of six months or more, was approximately $1.5 billion.  Fixed-term drilling contracts customarily provide for termination at the election of the customer, with an early termination payment to us if a contract is terminated prior to the expiration of the fixed term.  However, in certain circumstances, for example, destruction of a drilling rig that is not replaced within a specified period of time, our bankruptcy, or a breach of our contract obligations, the customer may not be obligated to make an early termination payment to us.  Additionally, during depressed market conditions or otherwise, customers may be unable to satisfy their contractual obligations or may seek to terminate, renegotiate or fail to honor their contractual obligations.  In addition, we may not be able to perform under these contracts due to events beyond our control, and our customers may seek to cancel or negotiate our contracts for various reasons, including those described above.  As a result, we may be unable to realize all of our current contract drilling backlog.  In addition, the renegotiation or termination of fixed-term contracts without the receipt of early termination payments could have a material adverse effect on our business, financial condition, cash flows and results of operations.

The Oil Service Business Sectors in Which We Operate Are Highly Competitive with Excess Capacity, which Adversely Affects Our Operating Results.

The land drilling and pressure pumping businesses are highly competitive.  At times, particularly in low commodity price environments, available land drilling rigs and pressure pumping equipment exceed the demand for such equipment.  This excess capacity has resulted in substantial competition for drilling and pressure pumping contracts.  The ability to move drilling rigs and pressure pumping equipment from one market to another in response to market conditions heightens the competition in the industry.

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

Reliance on Management and Competition for Experienced Personnel May Negatively Impact Our Financial Condition and Results of Operations

We greatly depend on the efforts of our key employees to manage our operations.  The loss of members of management could have a material adverse effect on our business.  In addition, we utilize highly skilled personnel in operating and supporting our businesses.  In times of increasing demand for our services, it may be difficult to attract and retain qualified personnel.  During periods of high demand for our services, wage rates for operations personnel are also likely to increase, resulting in higher operating costs.  The loss of key employees, the failure to obtain or attract and retain qualified personnel and increased wage rates could have a material adverse effect on our business, financial condition, cash flows and results of operations.

The Loss of Large Customers Could Have a Material Adverse Effect on Our Financial Condition and Results of Operations.

With respect to our consolidated operating revenues in 2014, we received approximately 41% from our ten largest customers, 28% from our five largest customers and 16% from our two largest customers.  The loss of, or reduction in business from, one or more of our larger customers could have a material adverse effect on our business, financial condition, cash flows and results of operations.

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

Changes in environmental laws and regulations occur frequently and such laws and regulations tend to become more stringent over time.  Stricter laws, regulations or enforcement policies could significantly increase compliance costs for us and our customers and have a material adverse effect on our operations or financial position.  For example, on August 16, 2012, the EPA issued final rules that establish new air emission control requirements for natural gas and NGL production, processing and transportation activities, including New Source Performance Standards to address emissions of sulfur dioxide and volatile organic compounds and National Emissions Standards for Hazardous Air Pollutants (“NESHAPS”) to address hazardous air pollutants frequently associated with gas production and processing activities.  Among other things, these final rules require the reduction of volatile organic compound emissions from natural gas wells through the use of reduced emission completions or “green completions” on all hydraulically fractured wells constructed or refractured after January 1, 2015.  In addition, gas wells are now required to use completion combustion device equipment (i.e., flaring) if emissions cannot be directed to a gathering line.  Further, the final rules under NESHAPS include Maximum Achievable Control Technology standards for “small” glycol dehydrators that are located at major sources of hazardous air pollutants and modifications to the leak detection standards for valves.  These rules may require the implementation of new operating standards which may impact our business.  In 2012, seven states sued the EPA to compel the agency to make a determination as to whether setting standards of performance limiting methane emissions from oil and natural gas sources is appropriate and, if so, to promulgate performance standards for methane emissions from existing oil and natural gas sources.  In April 2014, the EPA released a set of five white papers analyzing methane emissions from the industry. In January 2015, EPA announced plans to issue a proposed rule in summer 2015 governing methane emissions from the oil and natural gas industry.  If these or other initiatives result in an increase in regulation, it could increase costs to us and our customers or reduce demand for our services, which could have a material adverse effect on our business, financial condition, cash flows and results of operations.

Potential Legislation and Regulation Covering Hydraulic Fracturing Could Increase Our Costs and Limit or Delay Our Operations.

Members of the U.S. Congress and the EPA are reviewing proposals for more stringent regulation of hydraulic fracturing, a technology employed by our pressure pumping business, which involves the injection of water, sand and chemicals under pressure into rock formations to stimulate oil and natural gas production.  For example, the EPA is conducting a study of the potential environmental effects of hydraulic fracturing on drinking water and groundwater.  As part of this study, the EPA sent requests to a number of companies, including our company, for information on their hydraulic fracturing practices.  We have responded to the inquiry.  The EPA released a progress report on December 21, 2012 outlining work currently underway and is expected to release a draft final report in early 2015.  This and other ongoing or proposed studies, depending on their course, and any meaningful results obtained, could spur initiatives to further regulate hydraulic fracturing under the Safe Drinking Water Act (“SDWA”) or other regulatory mechanism. In addition, legislation has been proposed in the U.S. Congress to amend the SDWA to require the disclosure of chemicals used by the oil and gas industry in the hydraulic fracturing process, which could make it easier for third parties opposing the hydraulic fracturing process to initiate legal proceedings based on allegations that specific chemicals used in the fracturing process are impairing ground water or causing other damage.  These bills, if adopted, could establish an additional level of regulation at the federal or state level that could limit or delay operational activities or increase operating costs and could result in additional regulatory burdens that could make it more difficult to perform or limit hydraulic fracturing and increase our costs of compliance and doing business.

Regulatory efforts at the federal level and in many states have been initiated to require or make more stringent the permitting and compliance requirements for hydraulic fracturing operations.  The EPA has asserted federal regulatory authority over hydraulic fracturing using fluids that contain “diesel fuel” under the SWDA Underground Injection Control Program and has released a revised guidance regarding the process for obtaining a permit for hydraulic fracturing involving diesel fuel.  In May 2014, the EPA issued an Advanced Notice of Proposed Rulemaking, seeking comment on the development of regulations under the Toxic Substances Control Act to require companies to disclose information regarding the chemicals used in hydraulic fracturing.  These regulatory initiatives could each spur further action toward federal and/or state legislation and regulation of hydraulic fracturing activities.  Certain states where we operate have adopted or are considering disclosure legislation and/or regulations.  For example, Colorado, North Dakota, Montana, Texas, Louisiana, and Wyoming have adopted a variety of well construction, set back and disclosure regulations limiting how fracturing can be performed and requiring various degrees of chemical disclosure.  Additional regulation could increase the costs of conducting our business and could materially reduce our business opportunities and revenues if our customers decrease their levels of activity in response to such regulation.

Finally, some jurisdictions have taken steps to enact hydraulic fracturing bans or moratoria.  New York announced in December 2014 that it will ban high volume fracturing activities combined with horizontal drilling.  Certain communities in Colorado have also enacted bans on hydraulic fracturing.  Voters in the city of Denton, Texas also recently approved a moratorium on hydraulic fracturing.  These actions have been the subject of legal challenges.

The adoption of any future federal, state, foreign, regional or local laws that impact permitting requirements for, result in reporting obligations on, or otherwise limit or ban, the hydraulic fracturing process could make it more difficult to perform hydraulic fracturing and could increase our costs of compliance and doing business and reduce demand for our services.  Regulation that significantly restricts or prohibits hydraulic fracturing could have a material adverse impact on our business, financial condition, cash flows and results of operations.

Legislation and Regulation of Greenhouse Gases Could Adversely Affect Our Business

We are aware of the increasing focus of local, state, regional, national and international regulatory bodies on GHG emissions and climate change issues.  Legislation to regulate GHG emissions has periodically been introduced in the U.S. Congress, and there has been a wide-ranging policy debate, both in the United States and internationally, regarding the impact of these gases and possible means for their regulation.  Some of the proposals would require industries to meet stringent new standards that would require substantial reductions in carbon emissions.  Those reductions could be costly and difficult to implement.  The EPA has adopted rules requiring the reporting of GHG emissions from specified large GHG emission sources on an annual basis.  Further, following a finding by the EPA that certain GHGs represent an endangerment to human health, the EPA finalized a rule to address permitting of GHG emissions from stationary sources under the Clean Air Act’s New Source Review Prevention of Significant Deterioration (“PSD”) and Title V programs.  This final rule “tailors” the PSD and Title V programs to apply to certain stationary sources of GHG emissions in a multi-step process, with the largest sources first subject to permitting.  Several states and geographic regions in the United States have also adopted legislation and regulations to reduce emissions of GHGs.  Additional legislation or regulation by these states and regions, the EPA, and/or any international agreements to which the United States may become a party, that control or limit GHG emissions or otherwise seek to address climate change could adversely affect our operations.  The cost of complying with any new law, regulation or treaty will depend on the details of the particular program.  We will continue to monitor and assess any new policies, legislation or regulations in the areas where we operate to determine the impact of GHG emissions and climate change on our operations and take appropriate actions, where necessary.  Any direct and indirect costs of meeting these requirements may adversely affect our business, results of operations and financial condition.  Because our business depends on the level of activity in the oil and natural gas industry, existing or future laws or regulations related to GHGs and climate change, including incentives to conserve energy or use alternative energy sources, could have a negative impact on our business if such laws or regulations reduce demand for oil and natural gas.

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

Political, Economic and Social Instability Risk and Laws Associated with Conducting International Operations Could Adversely Affect our Opportunities and Future Business.

We currently conduct operations in Canada, and we have incurred selling, general and administrative expenses related to the evaluation of and preparation for other international opportunities.  International operations are subject to certain political, economic and other uncertainties generally not encountered in U.S. operations, including increased risks of social and political unrest, strikes, terrorism, war, kidnapping of employees, nationalization, forced negotiation or modification of contracts, difficulty resolving disputes and enforcing contractual rights, expropriation of equipment as well as expropriation of oil and gas exploration and drilling rights, changes in taxation policies, foreign exchange restrictions and restrictions on repatriation of income and capital, currency rate fluctuations, increased governmental ownership and regulation of the economy and industry in the markets in which we may operate, economic and financial instability of national oil companies, and restrictive governmental regulation, bureaucratic delays and general hazards associated with foreign sovereignty over certain areas in which operations are conducted.

There can be no assurance that there will not be changes in local laws, regulations and administrative requirements or the interpretation thereof which could have a material adverse effect on the cost of entry into international markets, the profitability of international operations or the ability to continue those operations in certain areas.  Because of the impact of local laws, any future international operations in certain areas may be conducted through entities in which local citizens own interests and through entities (including joint ventures) in which we hold only a minority interest or pursuant to arrangements under which we conduct operations under contract to local entities.  While we believe that neither operating through such entities nor pursuant to such arrangements would have a material adverse effect on our operations or revenues, there can be no assurance that we will in all cases be able to structure or restructure our operations to conform to local law (or the administration thereof) on terms we find acceptable.

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

The occurrence of one or more events arising from the types of risks described above could have a material adverse impact on our business, financial condition and results of operation.

Our Business Is Subject to Cybersecurity Risks and Threats.

Threats to information technology systems associated with cybersecurity risks and cyber incidents or attacks continue to grow.  It is possible that our business, financial and other systems could be compromised, which might not be noticed for some period of time.  Risks associated with these threats include, among other things, loss of intellectual property, disruption of our and customers’ business operations and safety procedures, loss or damage to our worksite data delivery systems, unauthorized disclosure of personal information, and increased costs to prevent, respond to or mitigate cybersecurity events.

We Are Dependent Upon Our Subsidiaries to Meet our Obligations Under Our Long Term Debt

We have borrowings outstanding under our senior notes, term loan facility and, from time to time, revolving credit facility.  These obligations are guaranteed by each of our existing U.S. subsidiaries other than immaterial subsidiaries.  Our ability to meet our interest and principal payment obligations depends in large part on dividends paid to us by our subsidiaries.  If our subsidiaries do not generate sufficient cash flows to pay us dividends, we may be unable to meet our interest and principal payment obligations.

Variable Rate Indebtedness Subjects Us to Interest Rate Risk, Which Could Cause Our Debt Service Obligations to Increase Significantly.

We have in place a committed senior unsecured credit facility that includes a revolving credit facility and a term loan facility.  Interest is paid on the outstanding principal amount of borrowings under the credit facility at a floating rate based on, at our election, LIBOR or a base rate.  The margin on LIBOR loans ranges from 2.25% to 3.25% and the margin on base rate loans ranges from 1.25% to 2.25%, based on our debt to capitalization ratio.  At December 31, 2014, the margin on LIBOR loans was 2.25% and the margin on base rate loans was 1.25%.  Based on our debt to capitalization ratio at December 31, 2014, the applicable margin on LIBOR loans will be 2.75% and the applicable margin on base rate loans will be 1.75% as of April 1, 2015.  As of December 31, 2014, we had $303 million outstanding under our revolving credit facility at a weighted average interest rate of 2.65% and $82.5 million outstanding under our term credit facility at an interest rate of 2.50%.  A one percent increase in the interest rate on the borrowings outstanding under our revolving credit facility and term credit facility as of December 31, 2014 would increase our annual cash interest expense by approximately $3.8 million.  Interest rates could rise for various reasons in the future and increase our total interest expense, depending upon the amounts borrowed.

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

Item 3. Legal Proceedings.

In May 2013, the U.S. Equal Employment Opportunity Commission (“EEOC”) notified us of cause findings related to certain of our employment practices.  The cause findings relate to allegations that we tolerated a hostile work environment for employees based on national origin and race.  The cause findings also allege, among other things, failure to promote, subjecting employees to adverse employment terms and conditions and retaliation.  We and the EEOC engaged in the statutory conciliation process.  In March 2014, the EEOC notified us that this matter will be forwarded to its legal unit for litigation review.  In November 2014, we and the EEOC participated in a mediation to resolve the matter.  Discussions are ongoing.  If no resolution is reached, we believe that litigation will ensue, and we intend to defend ourselves vigorously.  Based on the information available to us at this time, we do not expect the outcome of this matter to have a material adverse effect on our financial condition, results of operations or cash flows; however, there can be no assurance as to the ultimate outcome of this matter.

In October 2014, we were notified by EPA region 6 that it intends to seek civil penalties for alleged RCRA administrative violations at a former facility of one of our subsidiaries in Midland, Texas.  The EPA subsequently alleged RCRA administrative violations at other facilities of that subsidiary and are seeking an aggregate monetary penalty of approximately $1.1 million.  We are in negotiations with the EPA regarding the scope and amount of any potential settlement.  We do not expect the outcome of this matter to have a material adverse effect on our financial condition, results of operations or cash flows.

Other than the matters described above, the Company is party to various other legal proceedings arising in the normal course of its business; the Company does not believe that the outcome of these proceedings, either individually or in the aggregate, will have a material adverse effect on its financial condition, results of operations or cash flows.

Item 4. Mine Safety Disclosure.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a) Market Information

Our common stock, par value $0.01 per share, is publicly traded on the Nasdaq Global Select Market and is quoted under the symbol “PTEN.” Our common stock is included in the S&P MidCap 400 Index and several other market indices.  The following table provides high and low sales prices of our common stock for the periods indicated:

	High	Low
2013:
First quarter	$25.48	$18.59
Second quarter	25.12	18.96
Third quarter	22.41	18.83
Fourth quarter	26.09	21.29

2014:
First quarter	$31.95	$24.37
Second quarter	35.42	30.24
Third quarter	38.43	31.12
Fourth quarter	33.28	14.01

(b) Holders

As of February 5, 2015, there were approximately 1,300 holders of record of our common stock.

(c) Dividends

We paid cash dividends during the years ended December 31, 2013 and 2014 as follows:

	Per Share	Total
		(in thousands)
2013:
Paid on March 29, 2013	$0.05	$7,312
Paid on June 28, 2013	0.05	7,361
Paid on September 30, 2013	0.05	7,231
Paid on December 31, 2013	0.05	7,208
Total cash dividends	$0.20	$29,112

2014:
Paid on March 27, 2014	$0.10	$14,456
Paid on June 26, 2014	0.10	14,562
Paid on September 24, 2014	0.10	14,634
Paid on December 24, 2014	0.10	14,636
Total cash dividends	$0.40	$58,288

On February 4, 2015, our Board of Directors approved a cash dividend on our common stock in the amount of $0.10 per share to be paid on March 25, 2015 to holders of record as of March 11, 2015.  The amount and timing of all future dividend payments, if any, are subject to the discretion of the Board of Directors and will depend upon business conditions, results of operations, financial condition, terms of our credit facilities and other factors.

(e) Issuer Purchases of Equity Securities

The table below sets forth the information with respect to purchases of our common stock made by us during the quarter ended December 31, 2014.

Period Covered	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (in thousands)(1)
October 2014	—	$—	—	$187,016
November 2014	—	$—	—	$187,016
December 2014	—	$—	—	$187,016
Total	—	$—	—	$187,016

(1)

On September 9, 2013, we announced that our Board of Directors approved a stock buyback program authorizing purchases of up to $200 million of our common stock in open market or privately negotiated transactions.

(e) Performance Graph

The following graph compares the cumulative stockholder return of our common stock for the period from December 31, 2009 through December 31, 2014, with the cumulative total return of the Standard & Poors 500 Stock Index, the Standard & Poors MidCap Index, the Oilfield Service Index and a peer group determined by us.  Our peer group consists of Helmerich & Payne, Inc., Nabors Industries, Ltd., Pioneer Energy Services Corp. and Precision Drilling Corp. All of the companies in our peer group are providers of land-based drilling services.  Nabors Industries, Ltd. also is a provider of pressure pumping services.  The graph assumes investment of $100 on December 31, 2009 and reinvestment of all dividends.

	Fiscal Year Ended December 31,
	2009	2010	2011	2012	2013	2014
Company/Index	($)	($)	($)	($)	($)	($)
Patterson-UTI Energy, Inc.	100.00	142.07	132.82	125.36	171.93	114.47
Peer Group Index	100.00	116.37	112.73	99.43	132.93	103.78
S&P 500 Stock Index	100.00	115.06	117.49	136.30	180.44	205.14
Oilfield Service Index	100.00	126.92	113.53	117.14	151.78	116.06
S&P MidCap Index	100.00	126.64	124.45	146.70	195.84	214.97

The foregoing graph is based on historical data and is not necessarily indicative of future performance.  This graph shall not be deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulations 14A or 14C under the Exchange Act or to the liabilities of Section 18 under such Act.

Item 6. Selected Financial Data.

Our selected consolidated financial data as of December 31, 2014, 2013, 2012, 2011 and 2010, and for each of the five years in the period ended December 31, 2014 should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and related Notes thereto, included as Items 7 and 8, respectively, of this Report.  Due to the sale of our drilling and completion fluids business in January 2010 and the sale of our electric wireline business in January 2011, the results of operations for those businesses have been reclassified and are presented as discontinued operations for all periods presented.

	Years Ended December 31,
	2014	2013	2012	2011	2010
	(In thousands, except per share amounts)
Statement of Operations Data:
Operating revenues:
Contract drilling	$1,838,830	$1,679,611	$1,821,713	$1,669,581	$1,081,898
Pressure pumping	1,293,265	979,166	841,771	845,803	350,608
Oil and natural gas	50,196	57,257	59,930	50,559	30,425
Total	3,182,291	2,716,034	2,723,414	2,565,943	1,462,931
Operating costs and expenses:
Contract drilling	1,066,659	968,754	1,075,491	972,778	655,678
Pressure pumping	1,036,310	744,243	580,878	561,398	235,100
Oil and natural gas	13,102	12,909	11,303	9,615	7,020
Depreciation, depletion, amortization and impairment	718,730	597,469	526,614	437,279	333,493
Selling, general and administrative	80,145	73,852	64,473	64,271	53,042
Net gain on asset disposals	(15,781)	(3,384)	(33,806)	(4,999)	(22,812)
Provision for bad debts	—	—	1,100	—	(2,000)
Acquisition-related expenses	—	—	—	—	2,485
Total	2,899,165	2,393,843	2,226,053	2,040,342	1,262,006
Operating income	283,126	322,191	497,361	525,601	200,925
Other expense	(28,843)	(25,750)	(21,688)	(14,883)	(10,171)
Income from continuing operations before income taxes	254,283	296,441	475,673	510,718	190,754
Income tax expense	91,619	108,432	176,196	187,938	72,856
Income from continuing operations	$162,664	$188,009	$299,477	$322,780	$117,898

Income from continuing operations per common share:
Basic	$1.12	$1.29	$1.96	$2.08	$0.77
Diluted	$1.11	$1.28	$1.96	$2.06	$0.76

Cash dividends per common share	$0.40	$0.20	$0.20	$0.20	$0.20

Weighted average number of common shares outstanding:
Basic	144,066	144,356	151,144	153,871	152,772
Diluted	145,376	145,303	151,699	155,304	153,276

Balance Sheet Data:
Total assets	$5,394,011	$4,687,127	$4,556,911	$4,221,901	$3,423,031
Borrowings under line of credit	303,000	—	—	110,000	—
Other long term debt	670,000	682,500	692,500	382,500	392,500
Stockholders’ equity	2,905,810	2,755,997	2,640,657	2,516,631	2,187,607
Working capital	340,688	454,373	340,128	346,238	241,445

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Recent Developments — Oil prices declined significantly during the second half of 2014 and have continued to decline in 2015.  The closing price of oil was as high as $105.68 per barrel during the third quarter of 2014, as low as $44.08 per barrel in late

January 2015 and around $50 per barrel during the first week in February 2015 (WTI spot price as reported by the United States Energy Information Administration).  As a result of the decline in oil prices, our industry is now experiencing a severe downturn.  Market conditions remain very dynamic and are changing quickly.  Although the magnitude as well as the duration of this downturn are not yet known, we believe that 2015 will be a challenging year for our industry.

We believe the vast majority of exploration and production companies, including our customers, have significantly reduced their 2015 capital spending plans.   The initial impact of these spending reductions is evidenced by the published rig counts which have declined more 25% since their recent peak in October 2014.

Our rig count has also declined.  During October 2014, the number of our drilling rigs operating in the United States was as high as 214, and as of February 10, 2015 we had 173 drilling rigs operating in the United States.  We have received indications of customers’ intent to early terminate a number of term contracts and many of our drilling customers are seeking price reductions.  We expect the number of our drilling rigs operating in the United States to decline at least another 20% during the next 90 days.

Our pressure pumping business is also beginning to see the effects of reduced spending by customers.  Some previously scheduled pressure pumping jobs have been cancelled or deferred and many customers are also seeking price reductions.

In anticipation of this downturn, we began reducing our cost structure in the fourth quarter of 2014.  In 2015, we have continued to reduce our cost structure and, to date, we have reduced our drilling headcount at a rate slightly higher than the reduction in our rig count.  We have also reduced our capital expenditure plans for 2015.  Along with other reductions, we now plan to only build new drilling rigs that are currently committed under term contracts.  We plan to continue to adjust our cost structure in line with our level of operating activity.

We expect that our term contract coverage and scalability with respect to labor and other operating costs should position us to weather this downturn.  In the event oil prices remain depressed for a sustained period, or decline further, however, we may experience further, significant declines on both drilling activity and spot dayrate pricing, and on pressure pumping activity and pricing, which could have a material adverse effect on our business, financial condition and results of operations.

Management Overview — We are a leading provider of services to the North American oil and natural gas industry. Our services primarily involve the drilling, on a contract basis, of land-based oil and natural gas wells and pressure pumping services. In addition to these services, we also invest, on a non-operating working interest basis, in oil and natural gas properties.

As of December 31, 2014, we had a drilling fleet that consisted of 239 land-based drilling rigs.  There continues to be uncertainty with respect to the global economic environment, and oil and natural gas prices are volatile. Oil prices declined significantly during the second half of 2014 and have continued to decline in 2015. The closing price of oil was as high as $105.68 per barrel during the third quarter of 2014, as low as $44.08 per barrel in late January 2015 and around $50 per barrel during the first week in February 2015 (WTI spot price as reported by the United States Energy Information Administration). In response, many of our customers have announced significant reductions in their 2015 capital spending budgets. During October 2014, the number of our drilling rigs operating in the United States was as high as 214, and as of February 10, 2015 we had 173 drilling rigs operating in the United States. We expect the number of our drilling rigs operating in the United States to continue to decline at least through the first quarter of 2015.

We have addressed our customers’ needs for drilling horizontal wells in shale and other unconventional resource plays by expanding our areas of operation and improving the capabilities of our drilling fleet during the last several years. As of December 31, 2014, we have completed 145 new APEX® rigs and made performance and safety improvements to existing high capacity rigs. We have plans to complete 16 additional new APEX® rigs in 2015.

In connection with horizontal shale and other unconventional resource plays, we have added equipment to perform service intensive fracturing jobs. As of December 31, 2014, we had approximately 1.0 million hydraulic horsepower in our pressure pumping fleet. This is a net increase of approximately 866,000 horsepower since the end of 2009. In recent years, low natural gas prices and the industry-wide addition of new pressure pumping equipment to the marketplace led to an excess supply of pressure pumping equipment in North America.

We maintain a backlog of commitments for contract drilling revenues under term contracts, which we define as contracts with a fixed term of six months or more. Our backlog as of December 31, 2014 was approximately $1.5 billion. We expect approximately $953 million of our backlog to be realized in 2015. We generally calculate our backlog by multiplying the dayrate under our term drilling contracts by the number of days remaining under the contract. The calculation does not include any revenues related to other fees such as for mobilization, demobilization and customer reimbursables, nor does it include potential reductions in rates for unscheduled standby or during periods in which the rig is moving, on standby or incurring maintenance and repair time in excess of what is permitted under the drilling contract. In addition, generally our term drilling contracts are subject to termination by the customer on short notice and provide for an early termination payment to us in the event that the contract is terminated by the customer. For contracts for which we have received an early termination notice, our backlog calculation includes the early termination rate, instead of the dayrate, for the period we expect to receive the lower rate. See “Item 1A. Risk Factors – Our Current Backlog of Contract Drilling Revenue May Not Ultimately Be Realized as Fixed-Term Contracts May in Certain Instances Be Terminated Without an Early Termination Payment.”

For the three years ended December 31, 2014, our operating revenues consisted of the following (dollars in thousands):

	2014		2013		2012
Contract drilling	$1,838,830	58%	$1,679,611	62%	$1,821,713	67%
Pressure pumping	1,293,265	41%	979,166	36%	841,771	31%
Oil and natural gas	50,196	1%	57,257	2%	59,930	2%
	$3,182,291	100%	$2,716,034	100%	$2,723,414	100%

Generally, the profitability of our business is impacted most by two primary factors in our contract drilling segment: our average number of rigs operating and our average revenue per operating day. During 2014, our average number of rigs operating was 203 in the United States and 8 in Canada compared to 184 in the United States and 8 in Canada in 2013 and 214 in the United States and 7 in Canada in 2012. Our average revenue per operating day was $23,880 in 2014 compared to $24,020 in 2013 and $22,540 in 2012. We had consolidated net income of $163 million for 2014 compared to $188 million for 2013. This decrease in consolidated net income was due to a charge of $77.9 million related to the retirement of 55 mechanical drilling rigs and the write-off of excess spare components for the now reduced size of our mechanical rig fleet. Also, revenues in 2013 included early termination revenues totaling approximately $65.2 million related to early contract terminations.

Our revenues, profitability and cash flows are highly dependent upon prevailing prices for oil and natural gas. During periods of improved commodity prices, the capital spending budgets of oil and natural gas operators tend to expand, which generally results in increased demand for our services. Conversely, in periods when these commodity prices deteriorate, the demand for our services generally weakens and we experience downward pressure on pricing for our services. Oil and natural gas prices and our monthly average number of rigs operating have declined from recent highs. In December 2014, our average number of rigs operating was 208 in the United States and 8 in Canada. In January 2015, our average number of rigs operating decreased to 198.

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

On a periodic basis, we evaluate our fleet of drilling rigs for marketability based on the condition of inactive rigs, expenditures that would be necessary to bring them to working condition and the expected demand for drilling services by rig type (such as drilling conventional vertical wells versus drilling longer horizontal wells using high capacity rigs). The components comprising rigs that will no longer be marketed are evaluated, and those components with continuing utility to our other marketed rigs are transferred to other rigs or to our yards to be used as spare equipment. The remaining components of these rigs are retired. In 2014, we identified 55 mechanical rigs that we determined would no longer be marketed. We recorded a charge of $77.9 million related to the retirement of these mechanical rigs and the write-off of excess spare components for the now reduced size of our mechanical fleet. In 2013, we identified 48 rigs that would no longer be marketed. Also, we had 55 additional mechanical rigs that were not operating. Although these 55 rigs remained marketable at the time, we had lower expectations with respect to utilization of these rigs due to the industry shift to electric powered drilling rigs. We recorded a charge of $37.8 million related to the retirement of the 48 rigs and the 55 mechanical rigs that remained marketable but were not operating. In 2012, we identified 36 rigs that it determined would no longer be marketed and recorded a charge of $5.2 million related to the retirement of these rigs.

We also evaluate our fleet of marketable pressure pumping equipment and in 2012 identified approximately 37,000 horsepower of pressure pumping equipment that would be retired. The net book value of these assets of $7.3 million was expensed in our consolidated statements of operations. There were no similar charges in 2014 or 2013.

In light of the significant decline in oil and natural gas commodity prices beginning in the fourth quarter of 2014 and continuing into 2015, we deemed it necessary to assess the recoverability of long-lived assets within our contract drilling and pressure pumping segments. With respect to these assets, we estimated future cash flows over the expected life of the assets, and determined that, on an undiscounted basis, expected cash flows exceeded the carrying value of the long-lived assets. Based on this assessment, no impairment was indicated. Impairment considerations related to our oil and natural gas segment are discussed below.

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

We performed a quantitative impairment assessment of our goodwill as of December 31, 2013. In completing the first step of the analysis, we used a three-year projection of discounted cash flows, plus a terminal value determined using the constant growth method to estimate the fair value of the reporting units. In developing this fair value estimate, we applied key assumptions including an assumed discount rate of 11.87% for the contract drilling reporting unit and an assumed discount rate of 12.40% for the pressure pumping reporting unit. An assumed long-term growth rate of 3.00% was used for both reporting units. Based on the results of the first step of the impairment test in 2013, we concluded that no impairment was indicated in our contract drilling or pressure pumping reporting units, as the estimated fair value of each reporting unit exceeded its carrying value.

In connection with our annual goodwill impairment assessment as of December 31, 2014, we determined based on an assessment of qualitative factors that it was more likely than not that the fair values of our reporting units were greater than their carrying amounts and further testing was not necessary. In making this determination, we considered the continued demand experienced during 2014 for our services in the contract drilling and pressure pumping businesses. We also considered the current and expected levels of commodity prices for oil and natural gas, which influence the overall level of business activity in these operating segments. Additionally, operating results for 2014 and forecasted operating results for 2015 were also taken into account. Our overall market capitalization and the large amount of calculated excess of the fair values of our reporting units over their carrying values from our 2013 quantitative Step 1 assessment of goodwill were also considered.

We have undertaken extensive efforts in the past several years to upgrade our fleet of equipment and believe that we are well positioned from a competitive standpoint to satisfy demand for high technology drilling of unconventional horizontal wells, which should help mitigate decreases in demand for drilling conventional vertical wells.  In the event that market conditions were to remain weak for a protracted period, we may be required to record an impairment of goodwill in our contract drilling or pressure pumping reporting units in the future, and such impairment could be material.

Revenue recognition — Revenues from daywork drilling and pressure pumping activities are recognized as services are performed.  Expenditures reimbursed by customers are recognized as revenue and the related expenses are recognized as direct costs.  All of the wells we drilled in 2014, 2013 and 2012 were drilled under daywork contracts.

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

We review our proved oil and natural gas properties for impairment whenever a triggering event occurs, such as downward revisions in reserve estimates or decreases in expected future oil and natural gas prices.  Proved properties are grouped by field and undiscounted cash flow estimates are prepared based on our expectation of future pricing over the lives of the respective fields.  These cash flow estimates are reviewed by an independent petroleum engineer.  If the net book value of a field exceeds its undiscounted cash flow estimate, impairment expense is measured and recognized as the difference between net book value and fair value.  The fair value estimates used in measuring impairment are based on internally developed unobservable inputs including reserve volumes and future production, pricing and operating costs (level 3 inputs in the fair value hierarchy of fair value accounting).  The expected future net cash flows are discounted using an annual rate of 10% to determine fair value.  We review unproved oil and natural gas properties quarterly to assess potential impairment.  Our impairment assessment is made on a lease-by-lease basis and considers factors such as our intent to drill, lease terms and abandonment of an area.  If an unproved property is determined to be impaired, the related property costs are expensed.  Impairment expense related to proved and unproved oil and natural gas properties totaled approximately $20.9 million, $4.0 million and $1.9 million for the years ended December 31, 2014, 2013 and 2012, respectively, and is included in depreciation, depletion, amortization and impairment in the consolidated statements of operations.

For additional information on our accounting policies, see Note 1 of Notes to Consolidated Financial Statements included as a part of Item 8 of this Report.

Liquidity and Capital Resources

Our liquidity as of December 31, 2014 included approximately $341 million in working capital and approximately $157 million available under our $500 million revolving credit facility.  Subsequent to December 31, 2014, we received an $82 million federal income tax refund related to 2014.  The refund, along with other cash generated from our cash management efforts, were used to repay $103 million outstanding under our revolving credit facility during 2015.  As of February 10, 2015, availability under the revolving credit facility was $260 million.  In an attempt to further increase availability under our revolving credit facility, we are working with a lender to move $39.8 million of letters of credit currently outstanding under our revolving credit facility into a new separate facility to be used only for letters of credit.

We believe our current liquidity together with cash expected to be generated from operations, should provide us with sufficient ability to fund our current plans to build new equipment, make improvements to our existing equipment, service our debt and pay cash dividends.  If under current market conditions we desire to pursue opportunities for growth that require capital, we believe we would likely require additional debt or equity financing. However, there can be no assurance that such capital will be available on reasonable terms, if at all.

As of December 31, 2014, we had working capital of $341 million, including cash and cash equivalents of $43 million, compared to working capital of $454 million and cash and cash equivalents of $250 million at December 31, 2013.

During 2014, our sources of cash flow included:

•	$729 million from operating activities,
•	$303 million in net borrowings under our revolving credit facility,
•	$39.6 million from the exercise of stock options and related tax benefits associated with stock-based compensation, and
•	$33.2 million in proceeds from the disposal of property and equipment.

During 2014, we used $176 million to acquire pressure pumping operations, $58.3 million to pay dividends on our common stock, $13.6 million to repurchase shares of our common stock, $10.0 million to repay long-term debt and $1.1 billion:

•	to build new drilling rigs and pressure pumping equipment,
•	to make capital expenditures for the betterment and refurbishment of our drilling rigs and pressure pumping equipment,
•	to acquire and procure equipment and facilities for our drilling and pressure pumping operations, and
•	to fund investments in oil and natural gas properties on a working interest basis.

We paid cash dividends during the year ended December 31, 2014 as follows:

	Per Share	Total
		(in thousands)
Paid on March 27, 2014	$0.10	$14,456
Paid on June 26, 2014	0.10	14,562
Paid on September 24, 2014	0.10	14,634
Paid on December 24, 2014	0.10	14,636
Total cash dividends	$0.40	$58,288

On February 4, 2015, our Board of Directors approved a cash dividend on our common stock in the amount of $0.10 per share to be paid on March 25, 2015 to holders of record as of March 11, 2015.  The amount and timing of all future dividend payments, if any, are subject to the discretion of the Board of Directors and will depend upon business conditions, results of operations, financial condition, terms of our credit facilities and other factors.

On August 1, 2007, our Board of Directors approved a stock buyback program authorizing purchases of up to $250 million of our common stock in open market or privately negotiated transactions.  On July 25, 2012, our Board of Directors terminated the remaining authority under the 2007 stock buyback program, and approved a new stock buyback program authorizing purchases of up to $150 million of our common stock in open market or privately negotiated transactions.  On September 6, 2013, the Company’s Board of Directors terminated any remaining authority under the 2012 stock buyback program, and approved a new stock buyback program that authorizes purchase of up to $200 million of the Company’s common stock in open market or privately negotiated transactions.  As of December 31, 2014, we had remaining authorization to purchase approximately $187 million of our outstanding common stock under the new stock buyback program.  Shares purchased under a buyback program are accounted for as treasury stock.

We acquired shares of stock from employees during 2014, 2013 and 2012 that are accounted for as treasury stock.  Certain of these shares were acquired to satisfy the exercise price in connection with the exercise of stock options by employees.  The remainder of these shares was acquired to satisfy payroll tax withholding obligations upon the exercise of stock options, the settlement of performance unit awards and the vesting of restricted stock.  These shares were acquired at fair market value.  These acquisitions were made pursuant to the terms of the Patterson-UTI Energy, Inc.  2005 Long-Term Incentive Plan (the “2005 Plan”) or the Patterson-UTI Energy, Inc.  2014 Long-Term Incentive Plan (the “2014 Plan”) and not pursuant to the stock buyback program.

Treasury stock acquisitions during the year ended December 31, 2014, 2013 and 2012 were as follows (dollars in thousands):

	2014		2013		2012
	Shares	Cost	Shares	Cost	Shares	Cost
Treasury shares at beginning of period	42,268,057	$880,888	38,146,738	$795,051	27,487,571	$624,759
Purchases pursuant to stock buyback programs:
2007 program	—	—	—	—	4,708,784	70,092
2012 program	—	—	2,567,266	51,107	5,863,451	98,892
2013 program	13,898	466	602,564	12,517	—	—
Acquisitions pursuant to long-term incentive plans	536,630	17,681	951,489	22,213	86,932	1,308
Treasury shares at end of period	42,818,585	$899,035	42,268,057	$880,888	38,146,738	$795,051

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

Loans under the Credit Agreement bear interest by reference, at our election, to the LIBOR rate or base rate, provided, that swing line loans bear interest by reference only to the base rate.  The applicable margin on LIBOR rate loans varies from 2.25% to 3.25% and the applicable margin on base rate loans varies from 1.25% to 2.25%, in each case determined based upon our debt to capitalization ratio.  As of December 31, 2014, the applicable margin on LIBOR rate loans was 2.25% and the applicable margin on base rate loans was 1.25%.  Based on our debt to capitalization ratio at December 31, 2014, the applicable margin on LIBOR loans will be 2.75% and the applicable margin on base rate loans will be 1.75% as of April 1, 2015.  A letter of credit fee is payable by us equal to the applicable margin for LIBOR rate loans times the amount available to be drawn under outstanding letters of credit.  The commitment fee rate payable to the lenders for the unused portion of the credit facility is 0.50%.

Each of our U.S. subsidiaries, other than one domestic holding company and certain immaterial subsidiaries, has unconditionally guaranteed all existing and future indebtedness and liabilities of the other guarantors and us arising under the Credit Agreement and other loan documents.  Such guarantees also cover obligations of us and any of our subsidiaries arising under any interest rate swap contract with any person while such person is a lender or an affiliate of a lender under the Credit Agreement.

The Credit Agreement requires compliance with two financial covenants.  We must not permit our debt to capitalization ratio to exceed 45%.  The Credit Agreement generally defines the debt to capitalization ratio as the ratio of (a) total borrowed money indebtedness to (b) the sum of such indebtedness plus consolidated net worth, with consolidated net worth determined as of the last day of the most recently ended fiscal quarter.  We also must not permit the interest coverage ratio as of the last day of a fiscal quarter to be less than 3.00 to 1.00.  The Credit Agreement generally defines the interest coverage ratio as the ratio of earnings before interest, taxes, depreciation and amortization (“EBITDA”) of the four prior fiscal quarters to interest charges for the same period.  We were in compliance with these covenants at December 31, 2014.  The Credit Agreement also contains customary representations, warranties and affirmative and negative covenants.  We do not expect that the restrictions and covenants will impair, in any material respect, our ability to operate or react to opportunities that might arise.

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

As of December 31, 2014, we had $82.5 million principal amount outstanding under the term loan facility at an interest rate of 2.50% and $303 million outstanding under the revolving credit facility at a weighted interest rate of 2.65%. We had $39.8 million in letters of credit outstanding at December 31, 2014 and, as a result, had available borrowing capacity of approximately $157 million at that date.

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

The Series A Notes and Series B Notes are our senior unsecured obligations, which rank equally in right of payment with all of our other unsubordinated indebtedness.  The Series A Notes and Series B Notes are guaranteed on a senior unsecured basis by each of our existing domestic subsidiaries other than immaterial subsidiaries.

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

The respective note purchase agreements require compliance with two financial covenants.  We must not permit our debt to capitalization ratio to exceed 50% at any time.  The note purchase agreements generally define the debt to capitalization ratio as the ratio of (a) total borrowed money indebtedness to (b) the sum of such indebtedness plus consolidated net worth, with consolidated net worth determined as of the last day of the most recently ended fiscal quarter.  We also must not permit the interest coverage ratio as of the last day of a fiscal quarter to be less than 2.50 to 1.00.  The note purchase agreements generally define the interest coverage ratio as the ratio of EBITDA for the four prior quarters to interest charges for the same period.  We were in compliance with these covenants at December 31, 2014.  We do not expect that the restrictions and covenants will impair, in any material respect, our ability to operate or react to opportunities that might arise.

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

Commitments and Contingencies — As of December 31, 2014, we maintained letters of credit in the aggregate amount of $39.8 million for the benefit of various insurance companies as collateral for retrospective premiums and retained losses which could become payable under the terms of the underlying insurance contracts.  These letters of credit expire annually at various times during the year and are typically renewed.  As of December 31, 2014, no amounts had been drawn under the letters of credit.

As of December 31, 2014, we had commitments to purchase approximately $512 million of major equipment for our drilling and pressure pumping businesses.

Our pressure pumping business has entered into agreements to purchase minimum quantities of proppants and chemicals from certain vendors.  These agreements expire in 2016, 2017 and 2018.  As of December 31, 2014, the remaining obligation under these agreements was approximately $71.8 million, of which materials with a total purchase price of approximately $15.4 million were required to be purchased during 2015.  In the event that the required minimum quantities are not purchased during any contract year, we could be required to make a liquidated damages payment to the respective vendor for any shortfall.

In November 2011, our pressure pumping business entered into an agreement with a proppant vendor to advance up to $12.0 million to such vendor to finance its construction of certain processing facilities.  This advance is secured by the underlying processing facilities and bears interest at an annual rate of 5.0%.  Repayment of the advance is to be made through discounts applied to purchases from the vendor and repayment of all amounts advanced must be made no later than October 1, 2017.  As of December 31, 2014, advances of approximately $11.8 million had been made under this agreement and repayments of approximately $8.6 million had been received resulting in a balance outstanding of approximately $3.2 million.

In May 2013, the EEOC notified us of cause findings related to certain of our employment practices.  The cause findings relate to allegations that we tolerated a hostile work environment for employees based on national origin and race.  The cause findings also allege, among other things, failure to promote, subjecting employees to adverse employment terms and conditions and retaliation.  We and the EEOC engaged in the statutory conciliation process. In March 2014, the EEOC notified us that this matter will be forwarded to its legal unit for litigation review.  In November 2014, we and the EEOC participated in a mediation to resolve the matter.  Discussions are ongoing.  If no resolution is reached, we believe that litigation will ensue, and we intend to defend ourselves vigorously.  Based on the information available to us at this time, we do not expect the outcome of this matter to have a material adverse effect on our financial condition, results of operations or cash flows; however, there can be no assurance as to the ultimate outcome of this matter.

In October 2014, we were notified by EPA Region 6 that it intends to seek civil penalties for alleged RCRA violations at a former facility on one of our subsidiaries in Midland, Texas.  The EPA subsequently alleged RCRA violations at other facilities of that subsidiary and are seeking an aggregate monetary penalty of approximately $1.1 million.  We are in negotiations with the EPA regarding the scope and amount of any potential settlement.  We do not expect the outcome of this matter to have a material adverse effect on our financial condition, results of operations or cash flows.

Trading and Investing — We have not engaged in trading activities that include high-risk securities, such as derivatives and non-exchange traded contracts.  We invest cash primarily in highly liquid, short-term investments such as overnight deposits and money market accounts.

Contractual Obligations

The following table presents information with respect to our contractual obligations as of December 31, 2014 (dollars in thousands):

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Term loan (1)	$82,500	$12,500	$70,000	$—	$—
Interest on term loan (2)	4,082	1,992	2,090	—	—
Revolving credit (3)	303,000	—	303,000	—	—
Interest on revolving credit (4)	22,280	8,132	14,148	—	—
Series A Notes (5)	300,000	—	—	—	300,000
Interest on Series A Notes (6)	85,940	14,910	29,820	29,820	11,390
Series B Notes (7)	300,000	—	—	—	300,000
Interest on Series B Notes (8)	95,506	12,810	25,620	25,620	31,456
Leases (9)	34,882	14,554	12,269	4,472	3,587
Equipment purchases (10)	511,819	511,819	—	—	—
Inventory purchases (11)	71,774	15,441	39,833	16,500	—
	$1,811,783	$592,158	$496,780	$76,412	$646,433
(1)	Represents repayments of borrowings under the term loan portion of the Credit Agreement. The term loan matures on September 27, 2017.
(2)	Interest to be paid on term loan using 2.50% rate in effect as of December 31, 2014.
(3)	Represents repayments of borrowings under the revolving credit portion of the Credit Agreement. The revolving credit matures on September 27, 2017.
(4)	Interest to be paid on revolving credit using the weighted interest rate of 2.65% in effect as of December 31, 2014.
(5)	Principal repayment of the Series A Notes is required at maturity on October 5, 2020.
(6)	Interest to be paid on the Series A Notes using 4.97% coupon rate.
(7)	Principal repayment of the Series B Notes is required at maturity on June 14, 2022
(8)	Interest to be paid on the Series B Notes using 4.27% coupon rate.
(9)	See Note 11 of Notes to Consolidated Financial Statements.
(10)	Represents commitments to purchase major equipment to be delivered in 2015 based on expected delivery dates.
(11)	Represents commitments to purchase proppants and chemicals for our pressure pumping business.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements at December 31, 2014.

Results of Operations

Comparison of the years ended December 31, 2014 and 2013

The following tables summarize operations by business segment for the years ended December 31, 2014 and 2013:

	Year Ended December 31,
Contract Drilling	2014	2013	% Change
	(Dollars in thousands)
Revenues	$1,838,830	$1,679,611	9.5%
Direct operating costs	1,066,659	968,754	10.1%
Margin (1)	772,171	710,857	8.6%
Selling, general and administrative	6,297	5,867	7.3%
Depreciation, amortization and impairment	524,023	438,728	19.4%
Operating income	$241,851	$266,262	(9.2)%
Operating days	77,000	69,918	10.1%
Average revenue per operating day	$23.88	$24.02	(0.6)%
Average direct operating costs per operating day	$13.85	$13.86	(0.1)%
Average margin per operating day (1)	$10.03	$10.17	(1.4)%
Average rigs operating	211.0	191.6	10.1%
Capital expenditures	$771,593	$504,508	52.9%

(1)

Margin is defined as revenues less direct operating costs and excludes depreciation, amortization and impairment and selling, general and administrative expenses.  Average margin per operating day is defined as margin divided by operating days.

The demand for our contract drilling services is impacted by the market price of oil and natural gas.  The reactivation and construction of new land drilling rigs in the United States in recent years has contributed to an excess capacity of land drilling rigs compared to demand.  Also in recent years, customer demand has shifted away from mechanically powered drilling rigs to electric powered drilling rigs, reducing the utilization rates of our mechanically powered drilling rigs.  The average market price of oil and natural gas for each of the fiscal quarters and full year in 2014 and 2013 follows:

	1st	2nd	3rd	4th
	Quarter	Quarter	Quarter	Quarter	Year
2013:
Average oil price per Bbl (1)	$94.34	$94.10	$105.84	$97.34	$97.91
Average natural gas price per Mcf (2)	$3.49	$4.01	$3.55	$3.85	$3.73
2014:
Average oil price per Bbl (1)	$98.75	$103.35	$97.78	$73.16	$93.26
Average natural gas price per Mcf (2)	$5.21	$4.61	$3.96	$3.80	$4.39

(1)	The average oil price represents the average monthly WTI spot price as reported by the United States Energy Information Administration.
(2)	The average natural gas price represents the average monthly Henry Hub Spot price as reported by the United States Energy Information Administration.

Revenues and direct operating costs increased in 2014 compared to 2013 as a result of an increase in the number of rigs operating.  Revenues in 2013 included approximately $65.2 million of early termination revenues.  Average revenue per operating day and average margin per operating day were higher in 2013 due to the early termination revenue.  Capital expenditures were incurred in 2014 and 2013 to build new drilling rigs, to modify and upgrade existing drilling rigs and to acquire additional equipment including top drives, drill pipe, drill collars, engines, fluid circulating systems, rig hoisting systems and safety enhancement equipment.  In 2014, we identified 55 mechanical rigs that we determined would no longer be marketed.  We recorded additional depreciation, amortization and impairment expense of $77.9 million related to the retirement of these mechanical rigs and the write-off of excess spare components for the now reduced size of our mechanical fleet.  In 2013, we identified 48 rigs that would no longer be marketed.  Also, we had 55 additional mechanical rigs that were not operating.  Although these 55 rigs remained marketable at the time, we had lower expectations with respect to utilization of these rigs due to the industry shift to electric powered drilling rigs.  We recorded a charge of $37.8 million related to the retirement of the 48 rigs and the 55 mechanical rigs that remained marketable but were not operating. Significant capital expenditures incurred in recent years to add new rig capacity also contributed to the increase in depreciation expense.

	Year Ended December 31,
Pressure Pumping	2014	2013	% Change
	(Dollars in thousands)
Revenues	$1,293,265	$979,166	32.1%
Direct operating costs	1,036,310	744,243	39.2%
Margin (1)	256,955	234,923	9.4%
Selling, general and administrative	20,279	17,695	14.6%
Depreciation, amortization and impairment	147,595	129,984	13.5%
Operating income	$89,081	$87,244	2.1%
Fracturing jobs	1,224	1,261	(2.9)%
Other jobs	4,253	4,800	(11.4)%
Total jobs	5,477	6,061	(9.6)%
Average revenue per fracturing job	$991.89	$705.57	40.6%
Average revenue per other job	$18.62	$18.63	(0.1)%
Average revenue per total job	$236.13	$161.55	46.2%
Average direct operating costs per total job	$189.21	$122.79	54.1%
Average margin per total job (1)	$46.92	$38.76	21.1%
Margin as a percentage of total revenues (1)	19.9%	24.0%	(17.1)%
Capital expenditures	$241,359	$122,782	96.6%

(1)

Margin is defined as revenues less direct operating costs and excludes depreciation, amortization and impairment and selling, general and administrative expenses.  Average margin per total job is defined as margin divided by total jobs.  Margin as a percentage of revenues is defined as margin divided by revenues.

Revenues and direct operating costs increased primarily due to an increase in the size of our jobs and the size of our pressure pumping fleet.  Our customers have continued the development of unconventional reservoirs resulting in an increase in larger multi-stage fracturing jobs associated therewith.  In connection with the horizontal shale and other unconventional resource plays, we have added equipment to perform service intensive fracturing jobs, including the June 2014 acquisition of an East Texas-based pressure pumping operation and the October 2014 acquisition of a Texas-based pressure pumping operation.  As a result, we have continued to experience an increase in the number of these larger multi-stage fracturing jobs as a proportion of the total fracturing jobs we performed.  Additionally, the average size of the multi-stage fracturing jobs has increased.  Average revenue per fracturing job and average direct operating costs per total job increased as a result of this increase in the proportion of larger multi-stage fracturing jobs and the increased size of the jobs in 2014 as compared to 2013.  Depreciation expense increased due to capital expenditures.

	Year Ended December 31,
Oil and Natural Gas Production and Exploration	2014	2013	% Change
	(Dollars in thousands, except commodity prices)
Revenues - Oil	$44,436	$51,583	(13.9)%
Revenues – Natural gas and liquids	5,760	5,674	1.5%
Revenues - Total	50,196	57,257	(12.3)%
Direct operating costs	13,102	12,909	1.5%
Margin (1)	37,094	44,348	(16.4)%
Depletion and impairment	42,576	24,400	74.5%
Operating income (loss)	$(5,482)	$19,948	(127.5)%
Capital expenditures	$36,683	$31,245	17.4%

(1)	Margin is defined as revenues less direct operating costs and excludes depletion and impairment.

Oil revenues decreased as a result of lower average oil prices and lower production.  Natural gas and liquids revenue increased due to higher average prices, partially offset by lower production.  Direct operating costs and depletion expense increased primarily due to the addition of new wells.  Depletion and impairment expense in 2014 includes approximately $20.9 million of oil and natural gas property impairments, compared to approximately $4.0 million of oil and natural gas property impairments in 2013.  The impairment in 2014 is primarily the result of lower oil prices.

	Year Ended December 31,
Corporate and Other	2014	2013	% Change
	(Dollars in thousands)
Selling, general and administrative	$53,569	$50,290	6.5%
Depreciation	$4,536	$4,357	4.1%
Net gain on asset disposals	$(15,781)	$(3,384)	366.3%
Provision for bad debts	$—	$—	—
Interest income	$979	$918	6.6%
Interest expense	$29,825	$28,359	5.2%
Other income	$3	$1,691	(99.8)%
Capital expenditures	$2,706	$3,926	(31.1)%

Selling, general and administrative expense for 2014 increased primarily due to higher personnel costs.  Gains and losses on the disposal of assets are treated as part of our corporate activities because such transactions relate to corporate strategy decisions of our executive management group.  The net gain on the disposal of assets in 2014 resulted primarily from miscellaneous sales of drilling equipment and sales of certain oil and natural gas properties.

Comparison of the years ended December 31, 2013 and 2012

The following tables summarize operations by business segment for the years ended December 31, 2013 and 2012:

	Year Ended December 31,
Contract Drilling	2013	2012	% Change
	(Dollars in thousands)
Revenues	$1,679,611	$1,821,713	(7.8)%
Direct operating costs	968,754	1,075,491	(9.9)%
Margin (1)	710,857	746,222	(4.7)%
Selling, general and administrative	5,867	6,513	(9.9)%
Depreciation, amortization and impairment	438,728	390,316	12.4%
Operating income	$266,262	$349,393	(23.8)%
Operating days	69,918	80,833	(13.5)%
Average revenue per operating day	$24.02	$22.54	6.6%
Average direct operating costs per operating day	$13.86	$13.31	4.1%
Average margin per operating day (1)	$10.17	$9.23	10.2%
Average rigs operating	191.6	220.9	(13.3)%
Capital expenditures	$504,508	$744,949	(32.3)%

(1)

Margin is defined as revenues less direct operating costs and excludes depreciation, amortization and impairment and selling, general and administrative expenses. Average margin per operating day is defined as margin divided by operating days.

The demand for our contract drilling services is impacted by the market price of oil and natural gas.  The reactivation and construction of new land drilling rigs in the United States in recent years contributed to an excess capacity of land drilling rigs compared to demand.  Customer demand shifted away from mechanically powered drilling rigs to electric powered drilling rigs, reducing the utilization rates of our mechanically powered drilling rigs.  The average market price of oil and natural gas for each of the fiscal quarters and full year in 2013 and 2012 follows:

	1st	2nd	3rd	4th
	Quarter	Quarter	Quarter	Quarter	Year
2012:
Average oil price per Bbl (1)	$102.88	$93.42	$92.24	$87.96	$94.12
Average natural gas price per Mcf (2)	$2.45	$2.28	$2.88	$3.40	$2.75
2013:
Average oil price per Bbl (1)	$94.34	$94.10	$105.84	$97.34	$97.91
Average natural gas price per Mcf (2)	$3.49	$4.01	$3.55	$3.85	$3.73

(1)	The average oil price represents the average monthly WTI spot price as reported by the United States Energy Information Administration.

(2)	The average natural gas price represents the average monthly Henry Hub Spot price as reported by the United States Energy Information Administration.

Revenues and direct operating costs decreased in 2013 compared to 2012 as a result of a decrease in the number of rigs operating.  A greater proportion of our high specification APEX® rigs working combined with early contract termination revenues caused an increase in the average revenue per operating day.  Capital expenditures were incurred in 2013 and 2012 to build new drilling rigs, to modify and upgrade existing drilling rigs and to acquire additional equipment including top drives, drill pipe, drill collars, engines, fluid circulating systems, rig hoisting systems and safety enhancement equipment.  In 2013, we identified 48 rigs that would no longer be marketed. Also, we had 55 additional mechanical rigs that were not operating.  Although these 55 rigs remained marketable at the time, we had lower expectations with respect to utilization of these rigs due to the industry shift to electric powered drilling rigs.  We recorded a charge of $37.8 million related to the retirement of the 48 rigs and the 55 mechanical rigs that remained marketable but were not operating.  In 2012, we identified 36 rigs that we determined would no longer be marketed and recorded additional depreciation, amortization and impairment expense of $5.2 million related to the retirement of these rigs.  Significant capital expenditures incurred in recent years to add new rig capacity also contributed to the increase in depreciation expense.

	Year Ended December 31,
Pressure Pumping	2013	2012	% Change
	(Dollars in thousands)
Revenues	$979,166	$841,771	16.3%
Direct operating costs	744,243	580,878	28.1%
Margin (1)	234,923	260,893	(10.0)%
Selling, general and administrative	17,695	17,036	3.9%
Depreciation, amortization and impairment	129,984	111,062	17.0%
Operating income	$87,244	$132,795	(34.3)%
Fracturing jobs	1,261	1,229	2.6%
Other jobs	4,800	5,659	(15.2)%
Total jobs	6,061	6,888	(12.0)%
Average revenue per fracturing job	$705.57	$590.70	19.4%
Average revenue per other job	$18.63	$20.46	(8.9)%
Average revenue per total job	$161.55	$122.21	32.2%
Average direct operating costs per total job	$122.79	$84.33	45.6%
Average margin per total job (1)	$38.76	$37.88	2.3%
Margin as a percentage of revenues (1)	24.0%	31.0%	(22.6)%
Capital expenditures	$122,782	$194,117	(36.7)%

(1)

Margin is defined as revenues less direct operating costs and excludes depreciation, amortization and impairment and selling, general and administrative expenses.  Average margin per total job is defined as margin divided by total jobs.  Margin as a percentage of revenues is defined as margin divided by revenues.

In connection with the development of unconventional reservoirs, customers continued to increase the average size of the fracturing jobs.  As a result, we experienced an increase in the size of these multi-stage fracturing jobs resulting in higher revenues and costs.  Average revenue per fracturing job increased as a result of this increase in the larger multi-stage fracturing jobs in 2013 as compared to 2012.  Average direct operating costs per total job increased primarily as a result of increased amounts of materials and labor used on the larger multi-stage fracturing jobs.  Depreciation, amortization and impairment expense increased in 2013 due primarily to significant capital expenditures incurred to add capacity.  In 2012, depreciation, amortization and impairment expenses included approximately $7.3 million related to the retirement of certain pressure pumping equipment.  There were no comparable charges in 2013.

	Year Ended December 31,
Oil and Natural Gas Production and Exploration	2013	2012	% Change
	(Dollars in thousands, except commodity prices)
Revenues - Oil	$51,583	$55,335	(6.8)%
Revenues – Natural gas and liquids	5,674	4,595	23.5%
Revenues - Total	57,257	59,930	(4.5)%
Direct operating costs	12,909	11,303	14.2%
Margin (1)	44,348	48,627	(8.8)%
Depletion and impairment	24,400	21,417	13.9%
Operating income	$19,948	$27,210	(26.7)%
Capital expenditures	$31,245	$29,888	4.5%

(1)	Margin is defined as revenues less direct operating costs and excludes depletion and impairment.

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

Adjusted EBITDA

Adjusted earnings before interest, taxes, depreciation and amortization (“Adjusted EBITDA”) is not defined by U.S. GAAP.  We define Adjusted EBITDA as net income plus net interest expense, income tax expense and depreciation, depletion, amortization and impairment expense. We present Adjusted EBITDA (a non-U.S. GAAP measure) because we believe it provides to both management and investors additional information with respect to both the performance of our fundamental business activities and our ability to meet our capital expenditures and working capital requirements.  Adjusted EBITDA should not be construed as an alternative to the U.S. GAAP measures of net income or operating cash flow.

	Year Ended December 31,
	2014	2013	2012
	(Dollars in thousands)
Net income	$162,664	$188,009	$299,477
Income tax expense	91,619	108,432	176,196
Net interest expense	28,846	27,441	22,196
Depreciation, depletion, amortization and impairment	718,730	597,469	526,614
Adjusted EBITDA	$1,001,859	$921,351	$1,024,483

Income Taxes

	Year Ended December 31,
	2014	2013	2012
	(Dollars in thousands)
Income before income taxes	$254,283	$296,441	$475,673
Income tax expense	$91,619	$108,432	$176,196
Effective tax rate	36.0%	36.6%	37.0%

The effective tax rate is a result of a federal rate of 35.0% adjusted as follows:

	2014	2013	2012
Statutory tax rate	35.0%	35.0%	35.0%
State income taxes	2.5	3.7	2.5
Permanent differences	(1.4)	(1.5)	(0.2)
Other, net	(0.1)	(0.6)	(0.3)
Effective tax rate	36.0%	36.6%	37.0%

The Domestic Production Activities Deduction was enacted as part of the American Jobs Creation Act of 2004 (as revised by the Emergency Economic Stabilization Act of 2008) and allows a deduction of 9% in 2010 and thereafter on the lesser of qualified production activities income or taxable income.  The permanent difference for 2012 does not include any deduction as it is limited to taxable income and we did not have taxable income in 2012 due to the utilization of net operating loss carryforwards.  The permanent difference for 2013 includes a deduction of $10.0 million as we fully utilized our remaining net operating loss carryforwards. The permanent difference for 2014 includes a deduction of $8.8 million.

We record deferred federal income taxes based primarily on the temporary differences between the book and tax bases of our assets and liabilities.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the year in which those temporary differences are expected to be settled.  As a result of fully recognizing the benefit of our deferred income taxes, we incur deferred income tax expense as these benefits are utilized.  We recognized deferred tax expense of approximately $44 million in 2014, $51 million in 2013 and $160 million in 2012.

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

As a result of the above conversion, our Canadian assets are no longer directly subject to United States taxation, provided that the related unremitted earnings are permanently reinvested in Canada.  Effective January 1, 2010, we have elected to permanently reinvest these unremitted earnings in Canada, and intend to do so for the foreseeable future.  As a result, no deferred United States federal or state income taxes have been provided on such unremitted foreign earnings, which totaled approximately $47.5 million as of December 31, 2014.  The unrecognized deferred tax liability associated with these earnings was approximately $7.2 million, net of available foreign tax credits.  This liability would be recognized if we received a dividend of the unremitted earnings.

Volatility of Oil and Natural Gas Prices and its Impact on Operations and Financial Condition

Our revenue, profitability and cash flows are highly dependent upon prevailing prices for oil and natural gas and expectations about future prices.  For many years, oil and natural gas prices and markets have been extremely volatile.  Prices are affected by many factors beyond our control. Please see “Risk Factors – We are Dependent on the Oil and Gas Industry and Market Prices for Oil and Natural Gas.  Declines in Customers’ Operating and Capital Expenditures and in Oil and Natural Gas Prices May Adversely Affect Our Operating Results” in Item 1A of this Report.  During the nine months ended September 30, 2014, oil prices averaged $99.96 per barrel, natural gas prices averaged $4.59 per Mcf and demand for drilling activities increased.  During the three months ended December 31, 2014, drilling activity slowed as oil prices averaged $73.16 per barrel and natural gas prices averaged $3.80 per Mcf.  Drilling activity has significantly decreased since December 31, 2014, as oil prices averaged $47.22 per barrel and natural gas prices averaged $2.99 per Mcf during January 2015.  Our average number of rigs operating remains well below the number of our available rigs, and given current oil pricing and existing market trends, we expect our average number of rigs operating to continue to decline through at least the first quarter of 2015.

We expect oil and natural gas prices to continue to be volatile and to affect our financial condition, operations and ability to access sources of capital. Continued low market prices for oil and natural gas will likely result in decreased demand for our drilling rigs and pressure pumping services and adversely affect our operating results, financial condition and cash flows.  Even during periods of high prices for oil and natural gas, companies exploring for oil and natural gas may cancel or curtail programs, or reduce their levels of capital expenditures for exploration and production for a variety of reasons, which could reduce demand for our drilling rigs and pressure pumping services.

Impact of Inflation

Inflation has not had a significant impact on our operations during the three years ended December 31, 2014.  We believe that inflation will not have a significant near-term impact on our financial position.

Recently Issued Accounting Standards

In May 2014, the Financial Accounting Standards Board (“FASB”) issued an accounting standards update to provide guidance on the recognition of revenue from customers.  Under this guidance, an entity will recognize revenue when it transfers promised goods or services to customers in an amount that reflects what it expects in exchange for the goods or services.  This guidance also requires more detailed disclosures to enable users of the financial statements to understand the nature, amount, timing and uncertainty, if any, of revenue and cash flows arising from contracts with customers.  The requirements in this update are effective during interim and annual periods beginning after December 15, 2016.  We are currently evaluating the impact this guidance will have on our consolidated financial statements.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We currently have exposure to interest rate market risk associated with any borrowings that we have under our term credit facility or our revolving credit facility.  Interest is paid on the outstanding principal amount of borrowings at a floating rate based on, at our election, LIBOR or a base rate.  The margin on LIBOR loans ranges from 2.25% to 3.25% and the margin on base rate loans ranges from 1.25% to 2.25%, based on our debt to capitalization ratio.  At December 31, 2014, the margin on LIBOR loans was 2.25% and the margin on base rate loans was 1.25%.  Based on our debt to capitalization ratio at December 31, 2014, the applicable margin on LIBOR loans will be 2.75% and the applicable margin on base rate loans will be 1.75% as of April 1, 2015.  As of December 31, 2014, we had $303 million outstanding under our revolving credit facility at a weighted interest rate of 2.65% and $82.5 million outstanding under our term credit facility at an interest rate of 2.50%.  The interest rate on the borrowing outstanding under our term credit facility is variable and adjusts at each interest payment date based on our election of LIBOR or the base rate.  A one percent increase in the interest rate on the borrowings outstanding under our revolving credit facility and term credit facility as of December 31, 2014 would increase our annual cash interest expense by approximately $3.8 million.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures:

Under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act, as of the end of the period covered by this Report.  Based on this evaluation, our CEO and CFO concluded that, as of December 31, 2014, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and is accumulated and reported to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting:

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f).  Under the supervision and with the participation of our management, including our CEO and CFO, we carried out an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2014, based on the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management has concluded that our internal control over financial reporting was effective as of December 31, 2014.

The effectiveness of our internal control over financial reporting as of December 31, 2014 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears on page F-2 of this Report and which is incorporated by reference into Item 8 of this Report.

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

10.13	Patterson-UTI Energy, Inc. 2014 Long-Term Incentive Plan (filed April 21, 2014 as Exhibit 10.1 to the Company’s Current Report on Form 8-K, and incorporated herein by reference).*

10.14	Form of Executive Officer Share-Settled Performance Share Award Agreement (filed April 21, 2014 as Exhibit 10.2 to the Company’s Current Report on Form 8-K, and incorporated herein by reference).*

10.15	Form of Executive Officer Restricted Stock Award Agreement (filed April 21, 2014 as Exhibit 10.3 to the Company’s Current Report on Form 8-K, and incorporated herein by reference).*

10.16	Form of Executive Officer Stock Option Agreement (filed April 21, 2014 as Exhibit 10.4 to the Company’s Current Report on Form 8-K, and incorporated herein by reference).*

10.17	Form of Non-Employee Director Restricted Stock Award Agreement (filed April 21, 2014 as Exhibit 10.5 to the Company’s Current Report on Form 8-K, and incorporated herein by reference).*

10.18	Form of Non-Employee Director Stock Option Agreement (filed April 21, 2014 as Exhibit 10.6 to the Company’s Current Report on Form 8-K, and incorporated herein by reference).*

10.19

Form of Letter Agreement regarding termination, effective as of January 29, 2004, entered into by Patterson-UTI Energy, Inc. with each of Mark S. Siegel, Kenneth N. Berns and John E. Vollmer III (filed on February 25, 2005 as Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 and incorporated herein by reference).*

10.20

Letter Agreement dated February 6, 2006 between Patterson-UTI Energy, Inc. and John E. Vollmer III (filed May 1, 2006 as Exhibit 10.25 to the Company’s Annual Report on Form 10-K, as amended, and incorporated herein by reference).*

10.21

Employment Agreement, effective as of January 1, 2012, by and between Patterson-UTI Drilling Company LLC and James M. Holcomb (filed February 10, 2012 as Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 and incorporated herein by reference). *

10.22

Form of Indemnification Agreement entered into by Patterson-UTI Energy, Inc. with each of Mark S. Siegel, Cloyce A. Talbott, Kenneth N. Berns, Curtis W. Huff, Terry H. Hunt, Charles O. Buckner, John E. Vollmer III, Seth D. Wexler, William Andrew Hendricks, Jr., Michael W. Conlon and Tiffany J. Thom (filed April 28, 2004 as Exhibit 10.11 to the Company’s Annual Report on Form 10-K, as amended, for the year ended December 31, 2003 and incorporated herein by reference).*

10.23

Patterson-UTI Energy, Inc. Change in Control Agreement, effective as of January 29, 2004, by and between Patterson-UTI Energy, Inc. and Mark S. Siegel (filed on February 4, 2004 as Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 and incorporated herein by reference).*

10.24

Patterson-UTI Energy, Inc. Change in Control Agreement, effective as of January 29, 2004, by and between Patterson-UTI Energy, Inc. and Kenneth N. Berns (filed on February 4, 2004 as Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 and incorporated herein by reference).*

10.25

Patterson-UTI Energy, Inc. Change in Control Agreement, effective as of January 29, 2004, by and between Patterson-UTI Energy, Inc. and John E. Vollmer III (filed on February 4, 2004 as Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 and incorporated herein by reference).*

10.26

First Amendment to Change in Control Agreement Between Patterson-UTI Energy, Inc. and Mark S. Siegel, entered into November 1, 2007 (filed November 5, 2007 as Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2007 and incorporated herein by reference).*

10.27

First Amendment to Change in Control Agreement Between Patterson-UTI Energy, Inc. and John E. Vollmer, III, entered into November 1, 2007 (filed November 5, 2007 as Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2007 and incorporated herein by reference).*

10.28

First Amendment to Change in Control Agreement Between Patterson-UTI Energy, Inc. and Kenneth N. Berns, entered into November 1, 2007 (filed November 5, 2007 as Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2007 and incorporated herein by reference).*

10.29

Patterson-UTI Energy, Inc. Change in Control Agreement, effective as of November 2, 2009, by and between Patterson-UTI Energy, Inc. and Seth D. Wexler (filed November 2, 2009 as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009 and incorporated herein by reference).*

10.30

Patterson-UTI Energy, Inc. Change in Control Agreement, effective as of April 2, 2012, by and between Patterson-UTI Energy, Inc. and William Andrew Hendricks, Jr. (filed July 30, 2012 as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012 and incorporated herein by reference).*

10.31

Severance Agreement, effective as of April 2, 2012, by and between Patterson-UTI Energy, Inc. and William A. Hendricks, Jr. (filed July 30, 2012 as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012 and incorporated herein by reference).*

10.32

Credit Agreement dated September 27, 2012, among Patterson-UTI Energy, Inc., as borrower, Wells Fargo Bank, N.A., as administrative agent, letter of credit issuer, swing line lender and lender and each of the other letter of credit issuer and lender parties thereto (filed September 28, 2012 as Exhibit 10.1 to the Company’s Current Report on Form 8-K and incorporated herein by reference).

10.33

Amendment No. 1 to Credit Agreement dated as of January 9, 2015, among Patterson-UTI Energy, Inc., as borrower, Wells Fargo Bank, N.A., as administrative agent, letter of credit issuer, swing line lender and lender and each of the other letter of credit issuer and lender parties thereto (filed January 12, 2015 as Exhibit 10.1 to the Company’s Current Report on Form 8-K and incorporated herein by reference).

10.34

Note Purchase Agreement dated October 5, 2010 by and among Patterson-UTI Energy, Inc. and the purchasers named therein (filed October 6, 2010 as Exhibit 10.1 to the Company’s Current Report on Form 8-K and incorporated herein by reference).

10.35

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

101

The following materials from Patterson-UTI Energy, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.+

*	Management Contract or Compensatory Plan identified as required by Item 15(a)(3) of Form 10-K.
+	Filed herewith.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Patterson-UTI Energy, Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Patterson-UTI Energy, Inc. and its subsidiaries (the “Company”) at December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

Houston, Texas

February 12, 2015

PATTERSON-UTI ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2014	2013
	(In thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$43,012	$249,509
Accounts receivable, net of allowance for doubtful accounts of $3,546 and $3,674 at December 31, 2014 and 2013, respectively	663,404	451,517
Federal and state income taxes receivable	81,726	—
Inventory	32,251	21,248
Deferred tax assets, net	37,075	32,952
Other	51,624	53,424
Total current assets	909,092	808,650
Property and equipment, net	4,131,071	3,635,541
Goodwill and intangible assets	220,813	167,470
Deposits on equipment purchases	112,379	52,560
Other	20,656	22,906
Total assets	$5,394,011	$4,687,127

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$382,438	$173,150
Federal and state income taxes payable	—	10,670
Accrued expenses	173,466	160,457
Current portion of long-term debt	12,500	10,000
Total current liabilities	568,404	354,277
Borrowings under revolving credit facility	303,000	—
Other long-term debt	670,000	682,500
Deferred tax liabilities, net	935,660	887,864
Other	11,137	6,489
Total liabilities	2,488,201	1,931,130
Commitments and contingencies (see Note 8)
Stockholders’ equity:
Preferred stock, par value $.01; authorized 1,000,000 shares, no shares issued	—	—
Common stock, par value $.01; authorized 300,000,000 shares with 189,262,876 and 186,487,246 issued and 146,444,291 and 144,219,189 outstanding at December 31, 2014 and 2013, respectively	1,893	1,865
Additional paid-in capital	984,674	913,505
Retained earnings	2,811,815	2,707,439
Accumulated other comprehensive income	6,463	14,076
Treasury stock, at cost, 42,818,585 shares and 42,268,057 shares at December 31, 2014 and 2013, respectively	(899,035)	(880,888)
Total stockholders’ equity	2,905,810	2,755,997
Total liabilities and stockholders’ equity	$5,394,011	$4,687,127

The accompanying notes are an integral part of these consolidated financial statements.

PATTERSON-UTI ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2014	2013	2012
	(In thousands, except per share data)
Operating revenues:
Contract drilling	$1,838,830	$1,679,611	$1,821,713
Pressure pumping	1,293,265	979,166	841,771
Oil and natural gas	50,196	57,257	59,930
Total operating revenues	3,182,291	2,716,034	2,723,414

Operating costs and expenses:
Contract drilling	1,066,659	968,754	1,075,491
Pressure pumping	1,036,310	744,243	580,878
Oil and natural gas	13,102	12,909	11,303
Depreciation, depletion, amortization and impairment	718,730	597,469	526,614
Selling, general and administrative	80,145	73,852	64,473
Net gain on asset disposals	(15,781)	(3,384)	(33,806)
Provision for bad debts	—	—	1,100
Total operating costs and expenses	2,899,165	2,393,843	2,226,053
Operating income	283,126	322,191	497,361

Other income (expense):
Interest income	979	918	554
Interest expense, net of amount capitalized	(29,825)	(28,359)	(22,750)
Other	3	1,691	508
Total other expense	(28,843)	(25,750)	(21,688)

Income before income taxes	254,283	296,441	475,673

Income tax expense:
Current	47,946	57,863	15,760
Deferred	43,673	50,569	160,436
Total income tax expense	91,619	108,432	176,196

Net income	$162,664	$188,009	$299,477

Net income per common share:
Basic	$1.12	$1.29	$1.96
Diluted	$1.11	$1.28	$1.96

Weighted average number of common shares outstanding:
Basic	144,066	144,356	151,144
Diluted	145,376	145,303	151,699

Cash dividends per common share	$0.40	$0.20	$0.20

The accompanying notes are an integral part of these consolidated financial statements.

PATTERSON-UTI ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2014	2013	2012
	(In thousands)
Net income	162,664	$188,009	$299,477
Other comprehensive income, net of taxes of $0 for 2014, $0 for 2013 and $0 for 2012:
Foreign currency translation adjustment	(7,613)	(7,691)	2,308
Total comprehensive income	155,051	$180,318	$301,785

The accompanying notes are an integral part of these consolidated financial statements.

PATTERSON-UTI ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

					Accumulated
	Common Stock		Additional		Other
	Number of		Paid-in	Retained	Comprehensive	Treasury
	Shares	Amount	Capital	Earnings	Income	Stock	Total
	(In thousands)
Balance, December 31, 2011	183,295	1,833	840,731	2,279,367	19,459	(624,759)	2,516,631
Net income	—	—	—	299,477	—	—	299,477
Foreign currency translation adjustment	—	—	—	—	2,308	—	2,308
Issuance of restricted stock	792	8	(8)	—	—	—	—
Vesting of restricted stock units	8	—	—	—	—	—	—
Forfeitures of restricted stock	(99)	(1)	1	—	—	—	—
Exercise of stock options	64	1	933	—	—	—	934
Stock-based compensation	—	—	23,185	—	—	—	23,185
Tax expense related to stock- based compensation	—	—	(1,284)	—	—	—	(1,284)
Payment of cash dividends	—	—	—	(30,302)	—	—	(30,302)
Purchase of treasury stock	—	—	—	—	—	(170,292)	(170,292)
Balance, December 31, 2012	184,060	$1,841	$863,558	$2,548,542	$21,767	$(795,051)	2,640,657

Net income	—	—	—	188,009	—	—	188,009
Foreign currency translation adjustment	—	—	—	—	(7,691)	—	(7,691)
Issuance of restricted stock	1,312	13	(13)	—	—	—	—
Vesting of restricted stock units	9	—	—	—	—	—	—
Forfeitures of restricted stock	(84)	(1)	1	—	—	—	—
Exercise of stock options	1,190	12	19,274	—	—	—	19,286
Stock-based compensation	—	—	25,891	—	—	—	25,891
Tax benefit related to stock- based compensation	—	—	4,794	—	—	—	4,794
Payment of cash dividends	—	—	—	(29,112)	—	—	(29,112)
Purchase of treasury stock	—	—	—	—	—	(85,837)	(85,837)
Balance, December 31, 2013	186,487	$1,865	$913,505	$2,707,439	$14,076	$(880,888)	$2,755,997

Net income	—	—	—	162,664	—	—	162,664
Foreign currency translation adjustment	—	—	—	—	(7,613)	—	(7,613)
Issuance of restricted stock	1,102	11	(11)	—	—	—	—
Vesting of restricted stock units	10	1	—	—	—	—	1
Forfeitures of restricted stock	(61)	(1)	1	—	—	—	—
Exercise of stock options	1,725	17	35,418	—	—	—	35,435
Stock-based compensation	—	—	27,032	—	—	—	27,032
Tax benefit related to stock- based compensation	—	—	8,729	—	—	—	8,729
Payment of cash dividends	—	—	—	(58,288)	—	—	(58,288)
Purchase of treasury stock	—	—	—	—	—	(18,147)	(18,147)
Balance, December 31, 2014	189,263	1,893	984,674	2,811,815	6,463	(899,035)	2,905,810

The accompanying notes are an integral part of these consolidated financial statements.

PATTERSON-UTI ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2014	2013	2012
	(In thousands)
Cash flows from operating activities:
Net income	$162,664	$188,009	$299,477
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion, amortization and impairment	718,730	597,469	526,614
Provision for bad debts	—	—	1,100
Dry holes and abandonments	550	89	308
Deferred income tax expense	43,673	50,569	160,436
Stock-based compensation expense	27,032	25,891	23,185
Net gain on asset disposals	(15,781)	(3,384)	(33,806)
Tax expense related to stock-based compensation	—	—	(1,284)
Changes in operating assets and liabilities:
Accounts receivable	(214,059)	12,007	52,612
Income taxes receivable/payable	(92,352)	4,447	3,506
Inventory and other assets	(5,737)	570	5,276
Accounts payable	86,621	11,331	(25,199)
Accrued expenses	12,838	1,973	(6,048)
Other liabilities	4,547	(100)	(837)
Net cash provided by operating activities	728,726	888,871	1,005,340
Cash flows from investing activities:
Acquisitions	(176,301)	—	—
Purchases of property and equipment	(1,052,341)	(662,461)	(973,988)
Proceeds from disposal of assets	33,233	10,386	66,027
Net cash used in investing activities	(1,195,409)	(652,075)	(907,961)
Cash flows from financing activities:
Purchases of treasury stock	(13,554)	(73,510)	(170,292)
Dividends paid	(58,288)	(29,112)	(30,302)
Tax benefit related to stock-based compensation	8,729	4,794	—
Proceeds from long-term debt	—	—	400,000
Repayment of long-term debt	(10,000)	(6,250)	(93,750)
Proceeds from borrowings under revolving credit facility	349,500	—	123,400
Repayment of borrowings under revolving credit facility	(46,500)	—	(233,400)
Debt issuance costs	—	—	(7,581)
Proceeds from exercise of stock options	30,842	6,959	934
Net cash provided by (used in) financing activities	260,729	(97,119)	(10,991)
Effect of foreign exchange rate changes on cash	(543)	(891)	389
Net increase (decrease) in cash and cash equivalents	(206,497)	138,786	86,777
Cash and cash equivalents at beginning of year	249,509	110,723	23,946
Cash and cash equivalents at end of year	$43,012	$249,509	$110,723

Supplemental disclosure of cash flow information:
Net cash paid during the year for:
Interest, net of capitalized interest of $6,883 in 2014, $7,775 in 2013 and $8,673 in 2012	$(27,813)	$(26,228)	$(16,651)
Income taxes	(125,953)	(42,600)	(7,964)

Non-cash investing and financing activities:
Net increase (decrease) in payables for purchases of property and equipment	$122,148	$(26,899)	$(27,838)
Net (increase) decrease in deposits on equipment purchases	(59,819)	(8,784)	55,767

The accompanying notes are an integral part of these consolidated financial statements.

PATTERSON-UTI ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Description of Business and Summary of Significant Accounting Policies

A description of the business and basis of presentation follows:

Description of business — Patterson-UTI Energy, Inc., through its wholly-owned subsidiaries (collectively referred to herein as “Patterson-UTI” or the “Company”), provides onshore contract drilling services to major and independent oil and natural gas operators in the continental United States, and western and northern Canada.  The Company provides pressure pumping services to oil and natural gas operators primarily in Texas and the Appalachian region.  The Company also invests in oil and natural gas properties on a non-operating working interest basis.

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

Revenue recognition — Revenues from daywork drilling and pressure pumping activities are recognized as services are performed.  Expenditures reimbursed by customers are recognized as revenue and the related expenses are recognized as direct costs.  All of the wells the Company drilled in 2014, 2013 and 2012 were drilled under daywork contracts.

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

Inventories — Inventories consist primarily of sand and other products to be used in conjunction with the Company’s pressure pumping activities.  The inventories are stated at the lower of cost or market, determined under the average cost method.

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

The Company reviews its proved oil and natural gas properties for impairment whenever a triggering event occurs, such as downward revisions in reserve estimates or decreases in expected future oil and natural gas prices.  Proved properties are grouped by field and undiscounted cash flow estimates are prepared based on management’s expectation of future pricing over the lives of the respective fields.  These cash flow estimates are reviewed by an independent petroleum engineer.  If the net book value of a field exceeds its undiscounted cash flow estimate, impairment expense is measured and recognized as the difference between net book value and fair value.  The fair value estimates used in measuring impairment are based on internally developed unobservable inputs including reserve volumes and future production, pricing and operating costs (level 3 inputs in the fair value hierarchy of fair value accounting).  The expected future net cash flows are discounted using an annual rate of 10% to determine fair value.  The Company reviews unproved oil and natural gas properties quarterly to assess potential impairment.  The Company’s impairment assessment is made on a lease-by-lease basis and considers factors such as management’s intent to drill, lease terms and abandonment of an area.  If an unproved property is determined to be impaired, the related property costs are expensed.

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

The following table presents information necessary to calculate income from continuing operations per share and net income per share for the years ended December 31, 2014, 2013 and 2012, as well as potentially dilutive securities excluded from the weighted average number of diluted common shares outstanding because their inclusion would have been anti-dilutive (in thousands, except per share amounts):

	2014	2013	2012
BASIC EPS:
Net income	$162,664	$188,009	$299,477
Adjust for income attributed to holders of non-vested restricted stock	(1,663)	(1,859)	(2,532)
Income attributed to common stockholders	$161,001	$186,150	$296,945

Weighted average number of common shares outstanding, excluding non-vested shares of restricted stock	144,066	144,356	151,144

Basic net income per common share	$1.12	$1.29	$1.96

DILUTED EPS:
Income attributed to common stockholders	$161,001	$186,150	$296,945

Weighted average number of common shares outstanding, excluding non-vested shares of restricted stock	144,066	144,356	151,144
Add dilutive effect of potential common shares	1,310	947	555
Weighted average number of diluted common shares outstanding	145,376	145,303	151,699

Diluted income per common share	$1.11	$1.28	$1.96

Potentially dilutive securities excluded as anti-dilutive	1,088	2,447	5,416

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

Recently Issued Accounting Standards — In May 2014, the Financial Accounting Standards Board (“FASB”) issued an accounting standards update to provide guidance on the recognition of revenue from customers.  Under this guidance, an entity will recognize revenue when it transfers promised goods or services to customers in an amount that reflects what it expects in exchange for the goods or services.  This guidance also requires more detailed disclosures to enable users of the financial statements to understand the nature, amount, timing and uncertainty, if any, of revenue and cash flows arising from contracts with customers.  The requirements in this update are effective during interim and annual periods beginning after December 15, 2016.  The Company is currently evaluating the impact this guidance will have on its consolidated financial statements.

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

2. Acquisitions

During 2014, the Company completed two pressure pumping acquisitions. In June 2014, a subsidiary of the Company acquired the East Texas-based pressure pumping assets of a privately held company. This acquisition included 31,500 horsepower of hydraulic fracturing equipment. In October 2014, a subsidiary of the Company completed the acquisition of the Texas-based pressure pumping assets of a privately held company. This acquisition included 148,250 horsepower of hydraulic fracturing equipment.

In total, the Company paid $176 million in cash for these two acquisitions plus the assumption of property leases and other contractual obligations. The purchase price was allocated to the assets acquired based on fair value. A summary of the purchase price allocation follows (in thousands):

Inventory	$1,357
Equipment	117,958
Goodwill	56,986
Total purchase price	$176,301

Results of operations of the acquired businesses are included in the Company’s consolidated results of operations from their respective dates of acquisition. Revenues of $80.8 million and income from operations of $13.7 million from the acquired businesses are included in the consolidated statement of operations for the year ended December 31, 2014.

The following represents pro-forma unaudited financial information for the years ended December 31, 2014 and 2013 as if the acquisitions had been completed on January 1, 2013 (in thousands, except per share amounts):

	2014	2013
	(Unaudited)
Revenue	$3,302,492	$2,854,867
Net income	$169,831	$196,600
Basic net income per common share	$1.17	$1.35
Diluted net income per common share	$1.16	$1.34

3. Property and Equipment

Property and equipment consisted of the following at December 31, 2014 and 2013 (in thousands):

	2014	2013
Equipment	$6,679,894	$5,749,975
Oil and natural gas properties	196,234	183,571
Buildings	83,465	80,050
Land	12,038	12,054
	6,971,631	6,025,650
Less accumulated depreciation, depletion and impairment	(2,840,560)	(2,390,109)
Property and equipment, net	$4,131,071	$3,635,541

Depreciation, depletion, amortization and impairment — The following table summarizes depreciation, depletion, amortization and impairment expense related to property and equipment and intangible assets for 2014, 2013 and 2012 (in thousands):

	2014	2013	2012
Depreciation and impairment expense	$693,390	$573,106	$502,953
Amortization expense	3,643	3,993	4,110
Depletion expense	21,697	20,370	19,551
Total	$718,730	$597,469	$526,614

The Company evaluates the recoverability of its long-lived assets whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable (a “triggering event”). In light of the significant decline in oil and natural gas commodity prices beginning in the fourth quarter of 2014 and continuing into 2015, management deemed it necessary to assess the recoverability of long-lived assets within its contract drilling and pressure pumping segments. With respect to the long-lived assets in the Company’s oil and natural gas exploration and production segment, the Company assesses the recoverability of long-lived assets at the end of each quarter due to revisions in its oil and natural gas reserve estimates and expectations about future commodity prices.

Long-lived assets are evaluated for impairment at the lowest level for which identifiable cash flows can be separated from other long-lived assets. The Company performs the first step of its impairment assessments by comparing the undiscounted cash flows for each long-lived asset or asset group to its respective carrying value. In 2014, the Company’s analysis indicated that the carrying amounts of long-lived assets in the contract drilling and pressure pumping segments were recoverable.  The Company’s analysis indicated that the carrying amounts of certain oil and natural gas properties were not recoverable at various testing dates in 2014, 2013 and 2012. The Company’s estimates of expected future net cash flows from impaired properties are used in measuring the fair value of such properties. The Company recorded impairment charges of $20.9 million, $4.0 million and $1.9 million in 2014, 2013 and 2012, respectively, related to its oil and natural gas properties.

On a periodic basis, the Company evaluates its fleet of drilling rigs for marketability based on the condition of inactive rigs, expenditures that would be necessary to bring them to working condition and the expected demand for drilling services by rig type (such as drilling conventional vertical wells versus drilling longer horizontal wells using high capacity rigs).  The components comprising rigs that will no longer be marketed are evaluated, and those components with continuing utility to the Company’s other marketed rigs are transferred to other rigs or to its yards to be used as spare equipment.  The remaining components of these rigs are retired.  In 2014, the Company identified 55 mechanical rigs that it determined would no longer be marketed.  The Company recorded a charge of $77.9 million related to the retirement of these mechanical rigs and the write-off of excess spare components for the now reduced size of the Company’s mechanical fleet.  In 2013, the Company identified 48 rigs that would no longer be marketed.  Also, the Company had 55 additional mechanical rigs that were not operating.  Although these 55 rigs remained marketable at the time, the Company had lower expectations with respect to utilization of these rigs due to the industry shift to electric powered drilling rigs.  The Company recorded a charge of $37.8 million related to the retirement of the 48 rigs and the 55 mechanical rigs that remained marketable but were not operating.  In 2012, the Company identified 36 rigs that it determined would no longer be marketed and recorded a charge of $5.2 million related to the retirement of these rigs.

In 2013, due to a shift in customer demand away from mechanically powered drilling rigs to electric powered drilling rigs, the Company recorded in its consolidated statement of operations a charge of $29.9 million related to 55 mechanical rigs that were not under contract.  Although these 55 rigs remained marketable at the time, the Company had lower expectations with respect to utilization of these rigs due to the industry shift to electric powered drilling rigs.  There were no similar charges in 2014 or 2012.

The Company also evaluates its fleet of marketable pressure pumping equipment and in 2012 identified approximately 37,000 horsepower of pressure pumping equipment that would be retired.  The net book value of these assets of $7.3 million was expensed in the Company’s consolidated statements of operations.  There were no similar charges in 2014 or 2013.

During 2012, the Company sold its flowback operations in a cash transaction.  The sale price was $42.5 million and the Company recognized a gain on disposal of $22.6 million.

4. Goodwill and Intangible Assets

Goodwill — Goodwill by operating segment as of December 31, 2014 and 2013 and changes for the years then ended are as follows (in thousands):

	Contract	Pressure
	Drilling	Pumping	Total

Balance December 31, 2012	$86,234	$67,575	$153,809
Changes to goodwill	—	—	-
Balance December 31, 2013	86,234	67,575	153,809
Changes to goodwill	—	56,986	56,986
Balance December 31, 2014	$86,234	$124,561	$210,795

There were no accumulated impairment losses as of December 31, 2014 or 2013.

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

In connection with its annual goodwill impairment assessment as of December 31, 2014, the Company determined based on an assessment of qualitative factors that it was more likely than not that the fair values of the Company’s reporting units were greater than their carrying amounts and further testing was not necessary.  In making this determination, the Company considered the continued demand experienced during 2014 for its services in the contract drilling and pressure pumping businesses.  The Company also considered the current and expected levels of commodity prices for oil and natural gas, which influence its overall level of business activity in these operating segments.  Additionally, operating results for 2014 and forecasted operating results for 2015 were also taken into account.  The Company’s overall market capitalization and the large amount of calculated excess of the fair values of the Company’s reporting units over their carrying values from its 2013 quantitative impairment assessment were also considered.

The Company has undertaken extensive efforts in the past several years to upgrade its fleet of equipment and believes that it is well positioned from a competitive standpoint to satisfy demand for high technology drilling of unconventional horizontal wells, which should help mitigate decreases in demand for drilling conventional vertical wells that has resulted primarily from currently low oil and natural gas prices.  In the event that market conditions were to remain weak for a protracted period, the Company may be required to record an impairment of goodwill in its contract drilling or pressure pumping reporting units in the future, and such impairment could be material.

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

The non-compete agreement had a term of three years from October 1, 2010. The value of this agreement was estimated using a with and without scenario where cash flows were projected through the term of the agreement assuming the agreement is in place and compared to cash flows assuming the non-compete agreement was not in place. The intangible asset associated with the non-compete agreement was amortized on a straight-line basis over the three-year term of the agreement.  Amortization expense of $350,000 and $467,000 was recorded in the years ended December 31, 2013 and 2012, respectively, associated with the non-compete agreement. The non-compete agreement expired in 2013.

The value of the customer relationships was estimated using a multi-period excess earnings model to determine the present value of the projected cash flows associated with the customers in place at the time of the acquisition and taking into account a contributory asset charge. The resulting intangible asset is being amortized on a straight-line basis over seven years. Amortization expense of $3.6 million was recorded in each of the years ended December 31, 2014, 2013 and 2012, associated with customer relationships.

The Company concluded no triggering events necessitating an impairment assessment of the non-compete agreement had occurred in 2013 or 2012.  The Company concluded no triggering events necessitating an impairment assessment of the customer relationships had occurred in 2014, 2013 or 2012.

The following table presents the gross carrying amount and accumulated amortization of the customer relationships as of December 31, 2014 and 2013 (in thousands):

	2014			2013
	Gross Carrying	Accumulated	Net Carrying	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount

Customer relationships	$25,500	$(15,482)	$10,018	$25,500	$(11,839)	$13,661

5. Accrued Expenses

Accrued expenses consisted of the following at December 31, 2014 and 2013 (in thousands):

	2014	2013
Salaries, wages, payroll taxes and benefits	$52,956	$45,836
Workers’ compensation liability	77,348	74,975
Property, sales, use and other taxes	11,644	12,367
Insurance, other than workers’ compensation	9,632	10,129
Accrued interest payable	7,427	7,604
Other	14,459	9,546
	$173,466	$160,457

6. Asset Retirement Obligation

The Company records a liability for the estimated costs to be incurred in connection with the abandonment of oil and natural gas properties in the future. This liability is included in the caption “other” in the liabilities section of the consolidated balance sheet. The following table describes the changes to the Company’s asset retirement obligations during 2014 and 2013 (in thousands):

	2014	2013
Balance at beginning of year	$4,837	$4,422
Liabilities incurred	473	375
Liabilities settled	(197)	(126)
Accretion expense	169	166
Revision in estimated costs of plugging oil and natural gas wells	19	—
Asset retirement obligation at end of year	$5,301	$4,837

7. Long Term Debt

Credit Facilities—On August 19, 2010, the Company entered into a committed senior unsecured Credit Agreement (the “2010 Credit Agreement”) which included a revolving credit facility that permitted aggregate borrowings of up to $400 million and a $100 million term loan facility. The term loan facility was fully drawn on August 19, 2010. The term loan facility was payable in quarterly principal installments commencing November 10, 2010. The installment amounts were scheduled to vary from 1.25% of the original principal amount for each of the first four quarterly installments, 2.50% of the original principal amount for each of the subsequent eight quarterly installments and 5.00% of the original principal amount for the next subsequent three quarterly installments, with the balance due on the maturity date of August 19, 2014. The outstanding balance of the term loan facility was paid in full on June 14, 2012.

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

Loans under the Credit Agreement bear interest by reference, at the Company’s election, to the LIBOR rate or base rate, provided, that swing line loans bear interest by reference only to the base rate. The applicable margin on LIBOR rate loans varies from 2.25% to 3.25% and the applicable margin on base rate loans varies from 1.25% to 2.25%, in each case determined based upon the Company’s debt to capitalization ratio. As of December 31, 2014, the applicable margin on LIBOR rate loans was 2.25% and the applicable margin on base rate loans was 1.25%. Based on the Company’s debt to capitalization ratio at December 31, 2014, the applicable margin on LIBOR loans will be 2.75% and the applicable margin on base rate loans will be 1.75% as of April 1, 2015.  A letter of credit fee is payable by the Company equal to the applicable margin for LIBOR rate loans times the amount available to be drawn under outstanding letters of credit. The commitment fee rate payable to the lenders for the unused portion of the credit facility is 0.50%.

Each U.S. subsidiary of the Company, other than one domestic holding company and certain immaterial subsidiaries, has unconditionally guaranteed all existing and future indebtedness and liabilities of the other guarantors and the Company arising under the Credit Agreement and other loan documents. Such guarantees also cover obligations of the Company and any subsidiary of the Company arising under any interest rate swap contract with any person while such person is a lender or an affiliate of a lender under the Credit Agreement.

The Credit Agreement requires compliance with two financial covenants. The Company must not permit its debt to capitalization ratio to exceed 45%. The Credit Agreement generally defines the debt to capitalization ratio as the ratio of (a) total borrowed money indebtedness to (b) the sum of such indebtedness plus consolidated net worth, with consolidated net worth determined as of the last day of the most recently ended fiscal quarter. The Company also must not permit the interest coverage ratio as of the last day of a fiscal quarter to be less than 3.00 to 1.00. The Credit Agreement generally defines the interest coverage ratio as the ratio of earnings before interest, taxes, depreciation and amortization (“EBITDA”) of the four prior fiscal quarters to interest charges for the same period. The Company was in compliance with these covenants at December 31, 2014. The Credit Agreement also contains customary representations, warranties and affirmative and negative covenants.

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

As of December 31, 2014, the Company had $82.5 million principal amount outstanding under the term loan facility at an interest rate of 2.50% and $303 million principal amount outstanding under the revolving credit facility at a weighted average interest rate of 2.65%. The Company had $39.8 million in letters of credit outstanding at December 31, 2014 and, as a result, had available borrowing capacity of approximately $157 million at that date.

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

The respective note purchase agreements require compliance with two financial covenants. The Company must not permit its debt to capitalization ratio to exceed 50% at any time. The note purchase agreements generally define the debt to capitalization ratio as the ratio of (a) total borrowed money indebtedness to (b) the sum of such indebtedness plus consolidated net worth, with consolidated net worth determined as of the last day of the most recently ended fiscal quarter. The Company also must not permit the interest coverage ratio as of the last day of a fiscal quarter to be less than 2.50 to 1.00. The note purchase agreements generally define the interest coverage ratio as the ratio of EBITDA for the four prior fiscal quarters to interest charges for the same period. The Company was in compliance with these covenants at December 31, 2014.

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

The Company incurred approximately $10.8 million in debt issuance costs during 2010 in connection with the 2010 Credit Agreement and the Series A Notes. The Company incurred approximately $7.6 million in debt issuance costs during 2012 in connection with the Series B Notes and the Credit Agreement. These costs were deferred and are recognized as interest expense over the term of the underlying debt. Interest expense related to the amortization of debt issuance costs for the 2010 Credit Agreement, the Series A Notes, the Series B Notes and the Credit Agreement was approximately $2.2 million, $2.2 million and $3.4 million for the years ended December 31, 2014, 2013 and 2012, respectively. The amount for the year ended December 31, 2012 includes $978,000 of costs related to the early termination of the 2010 Credit Agreement.

Presented below is a schedule of the principal repayment requirements of long-term debt by fiscal year as of December 31, 2014 (in thousands):

Year ending December 31,
2015	$12,500
2016	28,750
2017	344,250
2018	—
2019	—
Thereafter	600,000
Total	$985,500

8. Commitments, Contingencies and Other Matters

Commitments – As of December 31, 2014, the Company maintained letters of credit in the aggregate amount of $39.8 million for the benefit of various insurance companies as collateral for retrospective premiums and retained losses which could become payable under the terms of the underlying insurance contracts. These letters of credit expire annually at various times during the year and are typically renewed.  As of December 31, 2014, no amounts had been drawn under the letters of credit.

As of December 31, 2014, the Company had commitments to purchase approximately $512 million of major equipment for its drilling and pressure pumping businesses.

The Company’s pressure pumping business has entered into agreements to purchase minimum quantities of proppants and chemicals from certain vendors. These agreements expire in 2016, 2017 and 2018. As of December 31, 2014, the remaining obligation under these agreements was approximately $71.8 million, of which materials with a total purchase price of approximately $15.4 million are required to be purchased during 2015. In the event that the required minimum quantities are not purchased during any contract year, the Company could be required to make a liquidated damages payment to the respective vendor for any shortfall.

In November 2011, the Company’s pressure pumping business entered into an agreement with a proppant vendor to advance up to $12.0 million to such vendor to finance the construction of certain processing facilities. This advance is secured by the underlying processing facilities and bears interest at an annual rate of 5.0%. Repayment of the advance is to be made through discounts applied to purchases from the vendor and repayment of all amounts advanced must be made no later than October 1, 2017. As of December 31, 2014, advances of approximately $11.8 million had been made under this agreement and repayments of approximately $8.6 million had been received resulting in a balance outstanding of approximately $3.2 million.

Contingencies – In May 2013, the U.S. Equal Employment Opportunity Commission (“EEOC”) notified the Company of cause findings related to certain of its employment practices. The cause findings relate to allegations that the Company tolerated a hostile work environment for employees based on national origin and race. The cause findings also allege, among other things, failure to promote, subjecting employees to adverse employment terms and conditions and retaliation. The Company and the EEOC engaged in the statutory conciliation process. In March 2014, the EEOC notified the Company that this matter will be forwarded to its legal unit for litigation review. In November 2014, the Company and the EEOC participated in a mediation to resolve the matter.  Discussions are ongoing.  If no resolution is reached, the Company believes that litigation will ensue, and the Company intends to defend itself vigorously.  Based on the information available to the Company at this time, the Company does not expect the outcome of this matter to have a material adverse effect on its financial condition, results of operations or cash flows; however, there can be no assurance as to the ultimate outcome of this matter.

In October 2014, the Company was notified by EPA Region 6 that it intends to seek civil penalties for alleged RCRA administrative violations at a former facility of one of the Company’s subsidiaries in Midland, Texas. The EPA subsequently alleged RCRA administrative violations at other facilities of that subsidiary and are seeking an aggregate monetary penalty of approximately $1.1 million. The Company is in negotiations with the EPA regarding the scope and amount of any potential settlement. The Company does not expect the outcome of this matter to have a material adverse effect on its financial condition, results of operations or cash flows.

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

The Company has insurance coverage for comprehensive general liability, automobile liability, workers’ compensation and employer’s liability, and certain other specific risks. The Company has also elected in some cases to accept a greater amount of risk through increased deductibles on certain insurance policies.  For example, the Company generally maintains a $1.5 million per occurrence deductible on its workers’ compensation and equipment insurance coverages and a $2.0 million per occurrence self-insured retention on its general liability coverage and $2.0 million per occurrence deductible on its automobile liability insurance coverage. The Company self-insures a number of other risks, including loss of earnings and business interruption, and does not carry a significant amount of insurance to cover risks of underground reservoir damage. If a significant accident or other event occurs and is not fully covered by insurance or an enforceable or recoverable indemnity from a customer, it could have a material adverse effect on the Company’s business, financial condition, cash flows and results of operations.  Accrued expenses related to insurance claims are set forth in Note 5.

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

●

a bonus payment equal to the highest bonus paid after the Change in Control Agreement was entered into (such bonus payment for each Key Employee prorated for the portion of the fiscal year preceding the termination date);

●

a payment equal to 2.5 times (in the case of the Chairman of the Board and Chief Executive Officer), 2 times (in the case of the Senior Vice Presidents) or 1.5 times (in the case of the General Counsel) of the sum of (i) the highest annual salary in effect for such Key Employee and (ii) the average of the three annual bonuses earned by the Key Employee for the three fiscal years preceding the termination date and

●

continued coverage under the Company’s welfare plans for up to three years (in the case of the Chairman of the Board and Chief Executive Officer) or two years (in the case of the Senior Vice Presidents and General Counsel).

Other than with respect to the Chief Executive Officer, each Change in Control Agreement provides the Key Employee with a full gross-up payment for any excise taxes imposed on payments and benefits received under the Change in Control Agreements or otherwise, including other taxes that may be imposed as a result of the gross-up payment.

9. Stockholders’ Equity

Cash Dividends – The Company paid cash dividends during the years ended December 31, 2012, 2013 and 2014 as follows:

	Per Share	Total
		(in thousands)
2012:
Paid on March 30, 2012	$0.05	$7,788
Paid on June 29, 2012	0.05	7,650
Paid on September 28, 2012	0.05	7,518
Paid on December 28, 2012	0.05	7,346
Total cash dividends	$0.20	$30,302

2013:
Paid on March 29, 2013	$0.05	$7,312
Paid on June 28, 2013	0.05	7,361
Paid on September 30, 2013	0.05	7,231
Paid on December 31, 2013	0.05	7,208
Total cash dividends	$0.20	$29,112

2014:
Paid on March 27, 2014	$0.10	$14,456
Paid on June 26, 2014	0.10	14,562
Paid on September 24, 2014	0.10	14,634
Paid on December 24, 2014	0.10	14,636
Total cash dividends	$0.40	$58,288

On February 4, 2015, the Company’s Board of Directors approved a cash dividend on its common stock in the amount of $0.10 per share to be paid on March 25, 2015 to holders of record as of March 11, 2015. The amount and timing of all future dividend payments, if any, are subject to the discretion of the Board of Directors and will depend upon business conditions, results of operations, financial condition, terms of the Company’s credit facilities and other factors.

On August 1, 2007, the Company’s Board of Directors approved a stock buyback program authorizing purchases of up to $250 million of the Company’s common stock in open market or privately negotiated transactions. On July 25, 2012, the Company’s Board of Directors terminated the remaining authority under the 2007 stock buyback program, and approved a new stock buyback program authorizing purchases of up to $150 million of common stock in open market or privately negotiated transactions. On September 6,

2013, the Company’s Board of Directors terminated any remaining authority under the 2012 stock buyback program, and approved a new stock buyback program that authorizes purchase of up to $200 million of the Company’s common stock in open market or privately negotiated transactions. As of December 31, 2014, the Company had remaining authorization to purchase approximately $187 million of the Company’s outstanding common stock under the new stock buyback program. Shares purchased under a buyback program are accounted for as treasury stock.

The Company acquired shares of stock from employees during 2014, 2013 and 2012 that are accounted for as treasury stock. Certain of these shares were acquired to satisfy the exercise price in connection with the exercise of stock options by employees. The remainder of these shares was acquired to satisfy payroll tax withholding obligations upon the exercise of stock options, the settlement of performance unit awards and the vesting of restricted stock. These shares were acquired at fair market value. These acquisitions were made pursuant to the terms of the Patterson-UTI Energy, Inc. 2005 Long-Term Incentive Plan (the “2005 Plan”) or the Patterson-UTI Energy, Inc. 2014 Long-Term Incentive Plan (the “2014 Plan”) and not pursuant to the stock buyback programs.

Treasury stock acquisitions during the years ended December 31, 2014, 2013 and 2012 were as follows (dollars in thousands):

	2014		2013		2012
	Shares	Cost	Shares	Cost	Shares	Cost
Treasury shares at beginning of period	42,268,057	$880,888	38,146,738	$795,051	27,487,571	$624,759
Purchases pursuant to stock buyback programs:
2007 program	—	—	—	—	4,708,784	70,092
2012 program	—	—	2,567,266	51,107	5,863,451	98,892
2013 program	13,898	466	602,564	12,517	—	—
Acquisitions pursuant to long-term incentive plans	536,630	17,681	951,489	22,213	86,932	1,308
Treasury shares at end of period	42,818,585	$899,035	42,268,057	$880,888	38,146,738	$795,051

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

The Company’s shareholders have approved the 2014 Plan, and the Board of Directors adopted a resolution that no future grants would be made under any of the Company’s other previously existing plans. The Company’s share-based compensation plans at December 31, 2014 follow:

	Shares	Shares Underlying	Shares
	Authorized	Awards	Available
Plan Name	for Grant	Outstanding	for Grant
Patterson-UTI Energy, Inc. 2014 Long-Term Incentive Plan	9,100,000	1,242,600	6,478,876
Patterson-UTI Energy, Inc. 2005 Long-Term Incentive Plan, as amended	—	6,070,794	—
Patterson-UTI Energy, Inc. Amended and Restated 1997 Long-Term Incentive Plan, as amended (“1997 Plan”)	—	300,000	—

A summary of the 2014 Plan follows:

•	The Compensation Committee of the Board of Directors administers the plan other than the awards to directors.
•	All employees, officers and directors are eligible for awards.
•	The Compensation Committee determines the vesting schedule for awards. Awards typically vest over one year for non-employee directors and three years for employees.
•	The Compensation Committee sets the term of awards and no option term can exceed 10 years.
•	All options granted under the plan are granted with an exercise price equal to or greater than the fair market value of the Company’s common stock at the time the option is granted.

•

The plan provides for awards of incentive stock options, non-incentive stock options, tandem and freestanding stock appreciation rights, restricted stock awards, other stock unit awards, performance share awards, performance unit awards and dividend equivalents.  As of December 31, 2014, non-incentive stock options, restricted stock awards, restricted stock units and performance unit awards had been granted under the plan.

Options granted under the 2005 Plan typically vested over one year for non-employee directors and three years for employees. All options were granted with an exercise price equal to the fair market value of the related common stock at the time of grant. Restricted stock awards granted under the 2005 Plan typically vested over one year for non-employee directors and three years for employees.

Options granted under the 1997 Plan typically vested over three or five years as dictated by the Compensation Committee. These options have terms of no more than ten years. All options were granted with an exercise price equal to the fair market value of the related common stock at the time of grant. Restricted stock awards granted under the 1997 Plan typically vested over four years.

Stock Options—The Company estimates the grant date fair values of stock options using the Black-Scholes-Merton valuation model. Volatility assumptions are based on the historic volatility of the Company’s common stock over the most recent period equal to the expected term of the options as of the date the options are granted. The expected term assumptions are based on the Company’s experience with respect to employee stock option activity. Dividend yield assumptions are based on the expected dividends at the time the options are granted. The risk-free interest rate assumptions are determined by reference to United States Treasury yields. Weighted-average assumptions used to estimate grant date fair values for stock options granted in the years ended December 31, 2014, 2013 and 2012 follow:

	2014	2013	2012
Volatility	35.89%	41.36%	48.79%
Expected term (in years)	5.00	5.00	5.00
Dividend yield	1.17%	0.89%	1.21%
Risk-free interest rate	1.76%	0.70%	0.87%

Stock option activity for the year ended December 31, 2014 follows:

		Weighted-average
	Shares	exercise price
Outstanding at beginning of year	7,319,695	$21.23
Granted	491,750	$32.32
Exercised	(1,725,195)	$20.54
Cancelled	—	$—
Expired	—	—
Outstanding at end of year	6,086,250	$22.32
Exercisable at end of year	5,224,223	$21.45

During 2014, the Company acquired 190,919 shares of treasury stock from employees upon the exercise of stock options. Shares having a market value of $4.6 million were withheld from employees and added to treasury stock to satisfy the exercise price in connection with the exercise of the stock options. Shares having a market value of $1.6 million were withheld from employees and added to treasury stock to satisfy payroll tax withholding obligations upon the exercise of the stock options.

Options outstanding at December 31, 2014 have an aggregate intrinsic value of approximately $4.3 million and a weighted-average remaining contractual term of 4.92 years. Options exercisable at December 31, 2014 have an aggregate intrinsic value of approximately $4.2 million and a weighted-average remaining contractual term of 4.28 years. Additional information with respect to options granted, vested and exercised during the years ended December 31, 2014, 2013 and 2012 follows:

	2014	2013	2012
Weighted-average grant date fair value of stock options granted (per share)	$9.81	$7.59	$6.37
Aggregate grant date fair value of stock options vested during the year (in thousands)	$5,173	$5,240	$5,512
Aggregate intrinsic value of stock options exercised (in thousands)	$21,862	$8,683	$138

As of December 31, 2014, options to purchase 862,000 shares were outstanding and not vested.  All of these non-vested options are expected to ultimately vest. Additional information as of December 31, 2014 with respect to these non-vested options follows:

Aggregate intrinsic value (in thousands)	$33
Weighted-average remaining contractual term	8.77 years
Weighted-average remaining expected term	3.77 years
Weighted-average remaining vesting period	1.63 years
Unrecognized compensation cost	$6.0 million

Restricted Stock—For all restricted stock awards to date, shares of common stock were issued when the awards were made. Non-vested shares are subject to forfeiture for failure to fulfill service conditions and, in certain cases, performance conditions. Non-forfeitable dividends are paid on non-vested shares of restricted stock. The Company uses the straight-line method to recognize periodic compensation cost over the vesting period.

Restricted stock activity for the year ended December 31, 2014 follows:

		Weighted-
		average Grant
	Shares	Date Fair Value
Non-vested restricted stock outstanding at beginning of year	1,496,692	$20.84
Granted	813,150	$33.07
Vested	(755,564)	$21.67
Forfeited	(61,219)	$24.66
Non-vested restricted stock outstanding at end of year	1,493,059	$26.93

As of December 31, 2014, approximately 1.4 million shares of non-vested restricted stock outstanding are expected to vest. Additional information as of December 31, 2014 with respect to these non-vested shares follows:

Aggregate intrinsic value	$23.2 million
Weighted-average remaining vesting period	1.83 years
Unrecognized compensation cost	$29.0 million

Restricted Stock Units—For all restricted stock unit awards made to date, shares of common stock are not issued until the units vest. Restricted stock units are subject to forfeiture for failure to fulfill service conditions. Non-forfeitable cash dividend equivalents are paid on certain non-vested restricted stock units. The Company uses the straight-line method to recognize periodic compensation cost over the vesting period.

Restricted stock unit activity for the year ended December 31, 2014 follows:

		Weighted-average
		Grant Date Fair
	Shares	Value
Non-vested restricted stock units outstanding at beginning of year	20,256	$20.67
Granted	24,250	$34.66
Vested	(9,754)	$22.13
Forfeited	(667)	$21.09
Non-vested restricted stock units outstanding at end of year	34,085	$30.20

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

In 2010, 2011, 2012, 2013 and 2014 the Company granted stock-settled performance unit awards to certain executive officers (the “Stock-Settled Performance Units”). The Stock-Settled Performance Units provide for the recipients to receive a grant of shares of stock upon the achievement of certain performance goals established by the Compensation Committee during a specified period. The performance period for the Stock-Settled Performance Units is the three year period commencing on April 1 of the year of grant. For the 2012 and 2013 Stock-Settled Performance Units, the performance period can extend for an additional two years in certain circumstances. The performance goals for the Stock-Settled Performance Units are tied to the Company’s total shareholder return for the performance period as compared to total shareholder return for a peer group determined by the Compensation Committee. These goals are considered to be market conditions under the relevant accounting standards and the market conditions were factored into the determination of the fair value of the respective performance units. Generally, the recipients will receive a target number of shares if the Company’s total shareholder return is positive and, when compared to the peer group, is at the 50th percentile and two times the target if at the 75th percentile or higher. If the Company’s total shareholder return is positive, and, when compared to the peer group, is at the 25th percentile, the recipients will only receive one-half of the target number of shares. The grant of shares when achievement is between the 25th and 75th percentile will be determined on a pro-rata basis. The performance period for the 2010 Stock-Settled Performance Units ended on March 31, 2013, and the Company’s total shareholder return was at the 93rd percentile.  In April 2013, 357,500 shares were issued to settle the 2010 Stock-Settled Performance Units. The performance period for the 2011 Stock-Settled Performance Units ended on March 31, 2014, and the Company’s total shareholder return was at the 94th percentile.  In April 2014, 288,750 shares were issued to settle the 2011 Stock-Settled Performance Units. The total target number of shares with respect to the Stock-Settled Performance Units is set forth below:

	2014	2013	2012	2011	2010
	Performance	Performance	Performance	Performance	Performance
	Unit Awards	Unit Awards	Unit Awards	Unit Awards	Unit Awards

Target number of shares	154,000	236,500	192,000	144,375	178,750

Because the Stock-Settled Performance Units are stock-settled awards, they are accounted for as equity awards and measured at fair value on the date of grant using a Monte Carlo simulation model. The fair value of the Stock-Settled Performance Units is set forth below (in thousands):

	2014	2013	2012	2011	2010
	Performance	Performance	Performance	Performance	Performance
	Unit Awards	Unit Awards	Unit Awards	Unit Awards	Unit Awards

Aggregate fair value at date of grant	$5,388	$5,564	$3,065	$5,569	$3,117

These fair value amounts are charged to expense on a straight-line basis over the performance period. Compensation expense associated with the Stock-Settled Performance Units is set forth below (in thousands):

	2014	2013	2012	2011	2010
	Performance	Performance	Performance	Performance	Performance
	Unit Awards	Unit Awards	Unit Awards	Unit Awards	Unit Awards

Year ended December 31, 2014	$1,347	$1,855	$1,022	$464	NA
Year ended December 31, 2013	NA	$1,391	$1,022	$1,856	$260
Year ended December 31, 2012	NA	NA	$766	$1,856	$1,039

Dividends on Equity Awards – Non-forfeitable cash dividends are paid on restricted stock awards and dividend equivalents are paid on certain restricted stock units. These payments are recognized as follows:

•	Dividends are recognized as reductions of retained earnings for the portion of restricted stock awards expected to vest.

•	Dividends are recognized as additional compensation cost for the portion of restricted stock awards that are not expected to vest or that ultimately do not vest.
•	Dividend equivalents are recognized as additional compensation cost for restricted stock units.

11. Leases

The Company incurred rent expense of $51.9 million, $47.4 million and $39.0 million for the years ended December 31, 2014, 2013 and 2012, respectively.  Rent expense is primarily related to short-term equipment rentals that are generally passed through to customers.

Future minimum rental payments required under operating leases having initial or remaining non-cancelable lease terms in excess of one year at December 31, 2014 are as follows:

Year ending December 31,
2015	$14,554
2016	8,838
2017	3,431
2018	2,638
2019	1,834
Thereafter	3,587
Total	$34,882

12. Income Taxes

Components of the income tax provision applicable to federal, state and foreign income taxes for the years ended December 31, 2014, 2013 and 2012 are as follows (in thousands):

	2014	2013	2012
Federal income tax expense (benefit):
Current	$39,438	$41,558	$(512)
Deferred	39,673	47,136	156,003
	79,111	88,694	155,491
State income tax expense:
Current	3,987	11,733	12,455
Deferred	5,292	4,229	5,483
	9,279	15,962	17,938
Foreign income tax expense (benefit):
Current	4,521	4,572	3,817
Deferred	(1,292)	(796)	(1,050)
	3,229	3,776	2,767
Total income tax expense:
Current	47,946	57,863	15,760
Deferred	43,673	50,569	160,436
Total income tax expense:	$91,619	$108,432	$176,196

The difference between the statutory federal income tax rate and the effective income tax rate for the years ended December 31, 2014, 2013 and 2012 is summarized as follows:

	2014	2013	2012
Statutory tax rate	35.0%	35.0%	35.0%
State income taxes	2.5	3.7	2.5
Permanent differences	(1.4)	(1.5)	(0.2)
Other, net	(0.1)	(0.6)	(0.3)
Effective tax rate	36.0%	36.6%	37.0%

The Domestic Production Activities Deduction was enacted as part of the American Jobs Creation Act of 2004 (as revised by the Emergency Economic Stabilization Act of 2008) and allows a deduction of 9% in 2010 and thereafter on the lesser of qualified production activities income or taxable income. The permanent difference for 2012 does not include any deduction as it is limited to taxable income and the Company did not have taxable income in 2012 due to the utilization of net operating loss carryforwards. The permanent differences for 2013 include a deduction of $10.0 million as the Company fully utilized its remaining net operating loss carryforwards. The permanent difference for 2014 includes a deduction of $8.8 million.

The tax effect of significant temporary differences representing deferred tax assets and liabilities and changes therein were as follows (in thousands):

	December 31,	Net	December 31,	Net	December 31,	Net	December 31,
	2014	Change	2013	Change	2012	Change	2011
Deferred tax assets:
Current:
Net operating loss carryforwards	$—	$ (—)	$—	$(18,914)	$18,914	$(95,662)	$114,576
Workers’ compensation allowance	28,310	698	27,612	2,534	25,078	1,074	24,004
Other	22,396	2,749	19,647	(804)	20,451	1,651	18,800
	50,706	3,447	47,259	(17,184)	64,443	(92,937)	157,380
Non-current:
Net operating loss carryforwards	12,464	(988)	13,452	1,690	11,762	(6,672)	18,434
Expense associated with employee stock options	14,386	(1,822)	16,208	1,536	14,672	1,944	12,728
Federal benefit of state deferred tax liabilities	24,019	1,181	22,838	816	22,022	1,762	20,260
Other	16,047	1,344	14,703	(421)	15,124	4,454	10,670
	66,916	(285)	67,201	3,621	63,580	1,488	62,092
Total deferred tax assets	117,622	3,162	114,460	(13,563)	128,023	(91,449)	219,472
Deferred tax liabilities:
Current:
Other	(13,631)	676	(14,307)	(2,823)	(11,484)	3,171	(14,655)
Non-current:
Property and equipment basis difference	(986,953)	(47,359)	(939,594)	(33,997)	(905,597)	(69,774)	(835,823)
Other	(15,623)	(152)	(15,471)	(186)	(15,285)	(2,384)	(12,901)
	(1,002,576)	(47,511)	(955,065)	(34,183)	(920,882)	(72,158)	(848,724)
Total deferred tax liabilities	(1,016,207)	(46,835)	(969,372)	(37,006)	(932,366)	(68,987)	(863,379)
Net deferred tax liability	$(898,585)	$(43,673)	$(854,912)	$(50,569)	$(804,343)	$(160,436)	$(643,907)

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. The Company expects the deferred tax assets at December 31, 2014 and 2013 to be realized as a result of the reversal of existing taxable temporary differences giving rise to deferred tax liabilities and the generation of taxable income; therefore, no valuation allowance is considered necessary.

Other deferred tax assets consist primarily of the tax effect of various allowance accounts and tax-deferred expenses expected to generate future tax benefits of approximately $38.4 million. Other deferred tax liabilities consist primarily of the tax effect of receivables from insurance companies and tax-deferred income not yet recognized for tax purposes.

For income tax purposes, the Company has approximately $164 million of state net operating losses that can be carried forward as of December 31, 2014. The state net operating losses that can be carried forward, if unused, are scheduled to expire as follows: 2016—$6.8 million; 2025—$630,000; 2026—$16.9 million: 2029—$31.9 million; 2030—$25.7 million; 2031—$82.5 million.

As of December 31, 2014, the Company had no unrecognized tax benefits. The Company has established a policy to account for interest and penalties related to uncertain income tax positions as operating expenses. As of December 31, 2014, the tax years ended

December 31, 2011 through December 31, 2013 are open for examination by U.S. taxing authorities. As of December 31, 2014, the tax years ended December 31, 2010 through December 31, 2013 are open for examination by Canadian taxing authorities.

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

As a result of the above conversion, the Company’s Canadian assets are no longer directly subject to United States taxation, provided that the related unremitted earnings are permanently reinvested in Canada. Effective January 1, 2010, the Company has elected to permanently reinvest these unremitted earnings in Canada, and intends to do so for the foreseeable future. As a result, no deferred United States federal or state income taxes have been provided on such unremitted foreign earnings, which totaled approximately $47.5 million as of December 31, 2014. The unrecognized deferred tax liability associated with these earnings was approximately $7.2 million, net of available foreign tax credits. This liability would be recognized if the Company received a dividend of the unremitted earnings.

13. Employee Benefits

The Company maintains a 401(k) plan for all eligible employees. The Company’s operating results include expenses of approximately $7.2 million in 2014, $6.2 million in 2013 and $5.4 million in 2012 for the Company’s contributions to the plan.

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

Contract Drilling — The Company markets its contract drilling services to major and independent oil and natural gas operators. As of December 31, 2014, the Company had 239 land-based drilling rigs in the continental United States, and western and northern Canada.

For the years ended December 31, 2014, 2013 and, 2012, contract drilling revenue earned in Canada was $87.5 million, $86.6 million and $79.4 million, respectively. Additionally, long-lived assets within the contract drilling segment located in Canada totaled $57.6 million and $69.1 million as of December 31, 2014 and 2013, respectively.

Pressure Pumping — The Company provides pressure pumping services to oil and natural gas operators primarily in Texas and the Appalachian region. Pressure pumping services are primarily well stimulation services (such as hydraulic fracturing) and cementing services for the completion of new wells and remedial work on existing wells. Well stimulation involves processes inside a well designed to enhance the flow of oil, natural gas, or other desired substances from the well. Cementing is the process of inserting material between the hole and the pipe to center and stabilize the pipe in the hole.

Oil and Natural Gas — The Company owns and invests in oil and natural gas assets as a non-operating working interest owner. The Company’s oil and natural gas interests are located primarily in Texas and New Mexico.

Major Customer — No single customer accounted for 10% or more of consolidated operating revenue in 2014. During 2013, one customer accounted for approximately $286 million or 10.5% of the Company’s consolidated operating revenues. These revenues were earned in both the Company’s contract drilling and pressure pumping businesses. No single customer accounted for 10% or more of consolidated operating revenues in 2012.

The following tables summarize selected financial information relating to the Company’s business segments (in thousands):

	Years Ended December 31,
	2014	2013	2012
Revenues:
Contract drilling	$1,843,707	$1,684,878	$1,826,519
Pressure pumping	1,294,569	979,166	841,771
Oil and natural gas	50,196	57,257	59,930
Total segment revenues	3,188,472	2,721,301	2,728,220
Elimination of intercompany revenues(a)	(6,181)	(5,267)	(4,806)
Total revenues	$3,182,291	$2,716,034	$2,723,414

Income before income taxes:
Contract drilling	$241,851	$266,262	$349,393
Pressure pumping	89,081	87,244	132,795
Oil and natural gas	(5,482)	19,948	27,210
	325,450	373,454	509,398
Corporate and other	(58,105)	(54,647)	(45,843)
Net gain on asset disposals(b)	15,781	3,384	33,806
Interest income	979	918	554
Interest expense	(29,825)	(28,359)	(22,750)
Other	3	1,691	508
Income before income taxes	$254,283	$296,441	$475,673

Identifiable assets:
Contract drilling	$4,000,576	$3,569,588	$3,538,289
Pressure pumping	1,186,010	761,199	784,128
Oil and natural gas	50,945	58,656	54,188
Corporate and other(c)	156,480	297,684	180,306
Total assets	$5,394,011	$4,687,127	$4,556,911

Depreciation, depletion, amortization and impairment:
Contract drilling	$524,023	$438,728	$390,316
Pressure pumping	147,595	129,984	111,062
Oil and natural gas	42,576	24,400	21,417
Corporate and other	4,536	4,357	3,819
Total depreciation, depletion, amortization and impairment	$718,730	$597,469	$526,614

Capital expenditures:
Contract drilling	$771,593	$504,508	$744,949
Pressure pumping	241,359	122,782	194,117
Oil and natural gas	36,683	31,245	29,888
Corporate and other	2,706	3,926	5,034
Total capital expenditures	$1,052,341	$662,461	$973,988

(a)	Consists of contract drilling and, in 2014, pressure pumping intercompany revenues for services provided to the oil and natural gas exploration and production segment.
(b)

Net gains or losses associated with the disposal of assets relate to corporate strategy decisions of the executive management group.  Accordingly, the related gains or losses have been separately presented and excluded from the results of specific segments.

(c)	Corporate and other assets primarily include cash on hand, income tax receivables and certain deferred tax assets.

15. Concentrations of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of demand deposits, temporary cash investments and trade receivables.

The Company believes it has placed its demand deposits and temporary cash investments with high credit-quality financial institutions. At December 31, 2014 and 2013, the Company’s demand deposits and temporary cash investments consisted of the following (in thousands):

	2014	2013
Deposits in FDIC and SIPC-insured institutions under insurance limits	$636	$369
Deposits in FDIC and SIPC-insured institutions over insurance limits	1,420	269,314
Deposits in foreign banks	43,664	20,921
	45,720	290,604
Less outstanding checks and other reconciling items	(2,708)	(41,095)
Cash and cash equivalents	$43,012	$249,509

Concentrations of credit risk with respect to trade receivables are primarily focused on companies involved in the exploration and development of oil and natural gas properties. The concentration is somewhat mitigated by the diversification of customers for which the Company provides services.  As is general industry practice, the Company typically does not require customers to provide collateral.  No significant losses from individual customers were experienced during the years ended December 31, 2014, 2013 or 2012.  No provision for bad debts was recognized in 2014 or in 2013.  The Company recognized $1.1 million provision for bad debts in 2012.

16. Fair Values of Financial Instruments

The carrying values of cash and cash equivalents, trade receivables and accounts payable approximate fair value due to the short-term maturity of these items. These fair value estimates are considered Level 1 fair value estimates in the fair value hierarchy of fair value accounting.

The estimated fair value of the Company’s outstanding debt balances (including current portion) as of December 31, 2014 and 2013 is set forth below (in thousands):

	December 31, 2014		December 31, 2013
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Borrowings under Credit Agreements:
Revolving credit facility	$303,000	$303,000	$—	$—
Term loan facility	82,500	82,500	92,500	92,500
4.97% Series A Senior Notes	300,000	288,346	300,000	304,293
4.27% Series B Senior Notes	300,000	269,173	300,000	286,772
Total debt	$985,500	$943,019	$692,500	$683,565

The carrying values of the balances outstanding under the revolving credit facility and the term loan facility approximate their fair values as these instruments have floating interest rates. The fair values of the Series A Notes and Series B Notes at December 31, 2014 and 2013 are based on discounted cash flows associated with the respective notes using current market rates of interest at those respective dates. For the Series A Notes, the current market rates used in measuring this fair value were 5.77% at December 31, 2014 and 4.52% at December 31, 2013. For the Series B Notes, the current market rates used in measuring this fair value were 6.00% at December 31, 2014 and 4.89% at December 31, 2013. These fair value estimates are based on observable market inputs and are considered Level 2 fair value estimates in the fair value hierarchy of fair value accounting.

17. Quarterly Financial Information (in thousands, except per share amounts) (unaudited)

	1st	2nd	3rd	4th
	Quarter	Quarter	Quarter	Quarter
2013
Operating revenues	$667,039	$659,316	$730,907	$658,772
Operating income	94,932	70,606	124,551	32,102
Net income	56,230	40,768	74,420	16,591
Net income per common share:
Basic	$0.38	$0.28	$0.51	$0.12
Diluted	$0.38	$0.28	$0.51	$0.11

2014
Operating revenues	$678,168	$757,276	$845,628	$901,219
Operating income	58,776	87,226	30,291	106,833
Net income	34,822	54,283	15,976	57,583
Net income per common share:
Basic	$0.24	$0.37	$0.11	$0.39
Diluted	$0.24	$0.37	$0.11	$0.39

PATTERSON-UTI ENERGY, INC. AND SUBSIDIARIES

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

		Charged to
	Beginning	Costs and		Ending
Description	Balance	Expenses	Deductions(1)	Balance
	(In thousands)
Year Ended December 31, 2014
Deducted from asset accounts:
Allowance for doubtful accounts	$3,674	$—	$(128)	$3,546
Year Ended December 31, 2013
Deducted from asset accounts:
Allowance for doubtful accounts	$3,513	$—	$161	$3,674
Year Ended December 31, 2012
Deducted from asset accounts:
Allowance for doubtful accounts	$4,887	$1,100	$(2,474)	$3,513

(1)	Consists of uncollectible accounts (written off) or recovered.

S-1

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Patterson-UTI Energy, Inc. has duly caused this Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

PATTERSON-UTI ENERGY, INC.

By:	/s/ William Andrew Hendricks, Jr.
William Andrew Hendricks, Jr.
President and Chief Executive Officer

Date: February 12, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on Form 10-K has been signed by the following persons on behalf of Patterson-UTI Energy, Inc. and in the capacities indicated as of February 12, 2015.

Signature	Title

/s/ Mark S. Siegel	Chairman of the Board
Mark S. Siegel

/s/ William Andrew Hendricks, Jr.	President and Chief Executive Officer
William Andrew Hendricks, Jr.
(Principal Executive Officer)

/s/ John E. Vollmer III	Senior Vice President — Corporate Development,
John E. Vollmer III	Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

/s/ Kenneth N. Berns	Senior Vice President and Director
Kenneth N. Berns

/s/ Charles O. Buckner	Director
Charles O. Buckner

/s/ Michael W. Conlon	Director
Michael W. Conlon

/s/ Curtis W. Huff	Director
Curtis W. Huff

/s/ Terry H. Hunt	Director
Terry H. Hunt

/s/ Cloyce A. Talbott	Director
Cloyce A. Talbott

/s/ Tiffany J. Thom	Director
Tiffany J. Thom

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

10.13	Patterson-UTI Energy, Inc. 2014 Long-Term Incentive Plan (filed April 21, 2014 as Exhibit 10.1 to the Company’s Current Report on Form 8-K, and incorporated herein by reference).*

10.14	Form of Executive Officer Share-Settled Performance Share Award Agreement (filed April 21, 2014 as Exhibit 10.2 to the Company’s Current Report on Form 8-K, and incorporated herein by reference).*

10.15	Form of Executive Officer Restricted Stock Award Agreement (filed April 21, 2014 as Exhibit 10.3 to the Company’s Current Report on Form 8-K, and incorporated herein by reference).*

10.16	Form of Executive Officer Stock Option Agreement (filed April 21, 2014 as Exhibit 10.4 to the Company’s Current Report on Form 8-K, and incorporated herein by reference).*

10.17	Form of Non-Employee Director Restricted Stock Award Agreement (filed April 21, 2014 as Exhibit 10.5 to the Company’s Current Report on Form 8-K, and incorporated herein by reference).*

10.18	Form of Non-Employee Director Stock Option Agreement (filed April 21, 2014 as Exhibit 10.6 to the Company’s Current Report on Form 8-K, and incorporated herein by reference).*

10.19

Form of Letter Agreement regarding termination, effective as of January 29, 2004, entered into by Patterson-UTI Energy, Inc. with each of Mark S. Siegel, Kenneth N. Berns and John E. Vollmer III (filed on February 25, 2005 as Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 and incorporated herein by reference).*

10.20

Letter Agreement dated February 6, 2006 between Patterson-UTI Energy, Inc. and John E. Vollmer III (filed May 1, 2006 as Exhibit 10.25 to the Company’s Annual Report on Form 10-K, as amended, and incorporated herein by reference).*

10.21

Employment Agreement, effective as of January 1, 2012, by and between Patterson-UTI Drilling Company LLC and James M. Holcomb (filed February 10, 2012 as Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 and incorporated herein by reference). *

10.22

Form of Indemnification Agreement entered into by Patterson-UTI Energy, Inc. with each of Mark S. Siegel, Cloyce A. Talbott, Kenneth N. Berns, Curtis W. Huff, Terry H. Hunt, Charles O. Buckner, John E. Vollmer III, Seth D. Wexler, William Andrew Hendricks, Jr., Michael W. Conlon and Tiffany J. Thom (filed April 28, 2004 as Exhibit 10.11 to the Company’s Annual Report on Form 10-K, as amended, for the year ended December 31, 2003 and incorporated herein by reference).*

10.23

Patterson-UTI Energy, Inc. Change in Control Agreement, effective as of January 29, 2004, by and between Patterson-UTI Energy, Inc. and Mark S. Siegel (filed on February 4, 2004 as Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 and incorporated herein by reference).*

10.24

Patterson-UTI Energy, Inc. Change in Control Agreement, effective as of January 29, 2004, by and between Patterson-UTI Energy, Inc. and Kenneth N. Berns (filed on February 4, 2004 as Exhibit 10.5 to the Company’s Annual Report on Form
10-K for the year ended December 31, 2003 and incorporated herein by reference).*

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

10.30

Patterson-UTI Energy, Inc. Change in Control Agreement, effective as of April 2, 2012, by and between Patterson-UTI Energy, Inc. and William Andrew Hendricks, Jr. (filed July 30, 2012 as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012 and incorporated herein by reference).*

10.31

Severance Agreement, effective as of April 2, 2012, by and between Patterson-UTI Energy, Inc. and William A. Hendricks, Jr. (filed July 30, 2012 as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012 and incorporated herein by reference).*

10.32

Credit Agreement dated September 27, 2012, among Patterson-UTI Energy, Inc., as borrower, Wells Fargo Bank, N.A., as administrative agent, letter of credit issuer, swing line lender and lender and each of the other letter of credit issuer and lender parties thereto (filed September 28, 2012 as Exhibit 10.1 to the Company’s Current Report on Form 8-K and incorporated herein by reference).

10.33

Amendment No. 1 to Credit Agreement dated as of January 9, 2015, among Patterson-UTI Energy, Inc., as borrower, Wells Fargo Bank, N.A., as administrative agent, letter of credit issuer, swing line lender and lender and each of the other letter of credit issuer and lender parties thereto (filed January 12, 2015 as Exhibit 10.1 to the Company’s Current Report on Form 8-K and incorporated herein by reference).

10.34

Note Purchase Agreement dated October 5, 2010 by and among Patterson-UTI Energy, Inc. and the purchasers named therein (filed October 6, 2010 as Exhibit 10.1 to the Company’s Current Report on Form 8-K and incorporated herein by reference).

10.35

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

101

The following materials from Patterson-UTI Energy, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.+

*	Management Contract or Compensatory Plan identified as required by Item 15(a)(3) of Form 10-K.
+	Filed herewith.