Form 10-Q
period 2015-06-30
PATTERSON UTI ENERGY INC
filed 2015-07-27
CIK 889900

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

or

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

147,198,469 shares of common stock, $0.01 par value, as of July 22, 2015

PATTERSON-UTI ENERGY, INC. AND SUBSIDIARIES

PART I  — FINANCIAL INFORMATION

ITEM 1. Financial Statements

The following unaudited condensed consolidated financial statements include all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented.

PATTERSON-UTI ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited, in thousands, except share data)

	June 30,	December 31,
	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$76,506	$43,012
Accounts receivable, net of allowance for doubtful accounts of $3,537 and $3,546 at June 30, 2015 and December 31, 2014, respectively	331,922	663,404
Federal and state income taxes receivable	—	81,726
Inventory	22,672	32,251
Deferred tax assets, net	33,879	37,075
Other	50,815	51,624
Total current assets	515,794	909,092
Property and equipment, net	4,246,147	4,131,071
Goodwill and intangible assets	218,992	220,813
Deposits on equipment purchases	47,741	112,379
Other	20,854	20,656
Total assets	$5,049,528	$5,394,011
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$223,001	$382,438
Federal and state income taxes payable	11,153	—
Accrued expenses	171,453	173,466
Current portion of long-term debt	42,500	12,500
Total current liabilities	448,107	568,404
Borrowings under revolving credit facility	—	303,000
Other long-term debt	830,000	670,000
Deferred tax liabilities, net	892,239	935,660
Other	11,170	11,137
Total liabilities	2,181,516	2,488,201
Commitments and contingencies (see Note 9)
Stockholders' equity:
Preferred stock, par value $.01; authorized 1,000,000 shares, no shares issued	—	—
Common stock, par value $.01; authorized 300,000,000 shares with 190,406,843 and 189,262,876 issued and 147,199,603 and 146,444,291 outstanding at June 30, 2015 and December 31, 2014, respectively	1,904	1,893
Additional paid-in capital	999,622	984,674
Retained earnings	2,772,613	2,811,815
Accumulated other comprehensive income	918	6,463
Treasury stock, at cost, 43,207,240 shares and 42,818,585 shares at June 30, 2015 and December 31, 2014, respectively	(907,045)	(899,035)
Total stockholders' equity	2,868,012	2,905,810
Total liabilities and stockholders' equity	$5,049,528	$5,394,011

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PATTERSON-UTI ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited, in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Operating revenues:
Contract drilling	$288,321	$438,583	$689,799	$864,486
Pressure pumping	176,624	306,577	426,345	546,838
Oil and natural gas	7,816	12,116	14,316	24,120
Total operating revenues	472,761	757,276	1,130,460	1,435,444
Operating costs and expenses:
Contract drilling	153,848	255,318	366,658	506,377
Pressure pumping	142,756	241,977	355,481	441,785
Oil and natural gas	2,779	2,872	5,577	6,146
Depreciation, depletion, amortization and impairment	181,924	153,426	357,306	300,748
Selling, general and administrative	19,216	19,548	52,013	39,221
Net gain on asset disposals	(2,998)	(3,091)	(5,914)	(4,835)
Total operating costs and expenses	497,525	670,050	1,131,121	1,289,442
Operating income (loss)	(24,764)	87,226	(661)	146,002
Other income (expense):
Interest income	318	208	601	384
Interest expense, net of amount capitalized	(9,249)	(7,249)	(17,790)	(14,437)
Other	—	3	—	3
Total other expense	(8,931)	(7,038)	(17,189)	(14,050)
Income (loss) before income taxes	(33,695)	80,188	(17,850)	131,952
Income tax expense (benefit):
Current	1,705	25,680	32,225	52,615
Deferred	(16,425)	225	(40,225)	(9,768)
Total income tax expense (benefit)	(14,720)	25,905	(8,000)	42,847
Net income (loss)	$(18,975)	$54,283	$(9,850)	$89,105
Net income (loss) per common share:
Basic	$(0.13)	$0.37	$(0.07)	$0.62
Diluted	$(0.13)	$0.37	$(0.07)	$0.61
Weighted average number of common shares outstanding:
Basic	145,300	143,622	145,142	143,259
Diluted	145,984	146,029	145,712	145,586
Cash dividends per common share	$0.10	$0.10	$0.20	$0.20

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PATTERSON-UTI ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited, in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Net income (loss)	$(18,975)	$54,283	$(9,850)	$89,105
Other comprehensive income (loss), net of taxes of $0 for all periods:
Foreign currency translation adjustment	3,033	4,488	(5,545)	1,133
Total comprehensive income (loss)	$(15,942)	$58,771	$(15,395)	$90,238

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PATTERSON-UTI ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(unaudited, in thousands)

					Accumulated
	Common Stock		Additional		Other
	Number of		Paid-in	Retained	Comprehensive	Treasury
	Shares	Amount	Capital	Earnings	Income	Stock	Total
Balance, December 31, 2014	189,263	$1,893	$984,674	$2,811,815	$6,463	$(899,035)	2,905,810
Net loss				(9,850)	—	—	(9,850)
Foreign currency translation adjustment	—	—	—	—	(5,545)	—	(5,545)
Issuance of restricted stock	1,176	12	(12)	—	—	—	—
Vesting of stock unit awards	15	—	—	—	—	—	—
Forfeitures of restricted stock	(47)	(1)	—	—	—	—	(1)
Stock-based compensation	—	—	13,831	—	—	—	13,831
Tax benefit related to stock-based compensation	—	—	1,129	—	—	—	1,129
Payment of cash dividends	—	—	—	(29,352)	—	—	(29,352)
Purchase of treasury stock	—	—	—	—	—	(8,010)	(8,010)
Balance, June 30, 2015	190,407	$1,904	$999,622	$2,772,613	$918	$(907,045)	$2,868,012

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PATTERSON-UTI ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Six Months Ended
	June 30,
	2015	2014
Cash flows from operating activities:
Net income (loss)	$(9,850)	$89,105
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion, amortization and impairment	357,306	300,748
Dry holes and abandonments	114	321
Deferred income tax benefit	(40,225)	(9,768)
Stock-based compensation expense	13,831	12,959
Net gain on asset disposals	(5,914)	(4,835)
Changes in operating assets and liabilities:
Accounts receivable	330,176	(56,963)
Income taxes receivable/payable	93,527	(13,473)
Inventory and other assets	12,077	(21,896)
Accounts payable	(108,424)	50,012
Accrued expenses	(1,894)	12,122
Other liabilities	(63)	1,847
Net cash provided by operating activities	640,661	360,179
Cash flows from investing activities:
Purchases of property and equipment and acquisitions	(463,633)	(488,038)
Proceeds from disposal of assets	10,728	14,991
Net cash used in investing activities	(452,905)	(473,047)
Cash flows from financing activities:
Purchases of treasury stock	(8,010)	(13,554)
Dividends paid	(29,352)	(29,018)
Tax benefit related to stock-based compensation	1,129	8,556
Debt issuance costs	(1,979)	—
Proceeds from long-term debt	200,000	—
Repayment of long-term debt	(10,000)	(5,000)
Proceeds from borrowings under revolving credit facility	54,000	—
Repayment of borrowings under revolving credit facility	(357,000)	—
Proceeds from exercise of stock options	—	22,265
Net cash used in financing activities	(151,212)	(16,751)
Effect of foreign exchange rate changes on cash	(3,050)	947
Net increase (decrease) in cash and cash equivalents	33,494	(128,672)
Cash and cash equivalents at beginning of period	43,012	249,509
Cash and cash equivalents at end of period	$76,506	$120,837
Supplemental disclosure of cash flow information:
Net cash (paid) received during the period for:
Interest, net of capitalized interest of $3,343 in 2015 and $3,326 in 2014	$(16,506)	$(13,360)
Income taxes	$63,740	$(54,089)
Non-cash investing and financing activities:
Net (decrease) increase in payables for purchase of property and equipment	$(50,487)	$96,143
Net decrease (increase) in deposits on equipment purchases	$64,638	$(25,558)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PATTERSON-UTI ENERGY, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Consolidation and Presentation

The unaudited interim condensed consolidated financial statements include the accounts of Patterson-UTI Energy, Inc. (the “Company”) and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. Except for wholly-owned subsidiaries, the Company has no controlling financial interests in any entity which would require consolidation.

The unaudited interim condensed consolidated financial statements have been prepared by management of the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations, although the Company believes the disclosures included either on the face of the financial statements or herein are sufficient to make the information presented not misleading. In the opinion of management, all adjustments which are of a normal recurring nature considered necessary for a fair statement of the information in conformity with accounting principles generally accepted in the United States of America have been included. The Unaudited Condensed Consolidated Balance Sheet as of December 31, 2014, as presented herein, was derived from the audited consolidated balance sheet of the Company, but does not include all disclosures required by accounting principles generally accepted in the United States of America. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014. The results of operations for the six months ended June 30, 2015 are not necessarily indicative of the results to be expected for the full year.

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

The Company provides a dual presentation of its net income (loss) per common share in its unaudited condensed consolidated statements of operations: Basic net income (loss) per common share (“Basic EPS”) and diluted net income (loss) per common share (“Diluted EPS”).

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

The following table presents information necessary to calculate net income (loss) per share for the three and six month periods ended June 30, 2015 and 2014 as well as potentially dilutive securities excluded from the weighted average number of diluted common shares outstanding because their inclusion would have been anti-dilutive (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
BASIC EPS:
Net income (loss)	$(18,975)	$54,283	$(9,850)	$89,105
Adjust for (income) loss attributed to holders of non-vested restricted stock	198	(559)	109	(910)
Income (loss) attributed to common stockholders	$(18,777)	$53,724	$(9,741)	$88,195
Weighted average number of common shares outstanding, excluding non-vested shares of restricted stock	145,300	143,622	145,142	143,259
Basic net income (loss) per common share	$(0.13)	$0.37	$(0.07)	$0.62
DILUTED EPS:
Income (loss) attributed to common stockholders	$(18,777)	$53,724	$(9,741)	$88,195
Weighted average number of common shares outstanding, excluding non-vested shares of restricted stock	145,300	143,622	145,142	143,259
Add dilutive effect of potential common shares	684	2,407	570	2,327
Weighted average number of diluted common shares outstanding	145,984	146,029	145,712	145,586
Diluted net income (loss) per common share	$(0.13)	$0.37	$(0.07)	$0.61
Potentially dilutive securities excluded as anti-dilutive	5,028	432	5,728	432

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

Stock Options — The Company estimates the grant date fair values of stock options using the Black-Scholes-Merton valuation model. Volatility assumptions are based on the historic volatility of the Company’s common stock over the most recent period equal to the expected term of the options as of the date the options are granted. The expected term assumptions are based on the Company’s experience with respect to employee stock option activity. Dividend yield assumptions are based on the expected dividends at the time the options are granted. The risk-free interest rate assumptions are determined by reference to United States Treasury yields. Weighted-average assumptions used to estimate the grant date fair values for stock options granted for the three and six month periods ended June 30, 2015 and 2014 follow:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Volatility	37.91%	35.89%	37.95%	35.89%
Expected term (in years)	5.00	5.00	5.00	5.00
Dividend yield	1.97%	1.21%	2.00%	1.17%
Risk-free interest rate	1.35%	1.76%	1.37%	1.76%

Stock option activity from January 1, 2015 to June 30, 2015 follows:

		Weighted
		Average
	Underlying	Exercise
	Shares	Price
Outstanding at January 1, 2015	6,086,250	$22.32
Granted	831,000	$20.06
Exercised	—	—
Cancelled	(10,000)	$16.59
Expired	(300,000)	$24.63
Outstanding at June 30, 2015	6,607,250	$21.94
Exercisable at June 30, 2015	$5,333,927	$21.62

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

Restricted stock activity from January 1, 2015 to June 30, 2015 follows:

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Non-vested restricted stock outstanding at January 1, 2015	1,493,059	$26.93
Granted	792,100	$20.60
Vested	(679,565)	$24.54
Forfeited	(46,632)	$26.90
Non-vested restricted stock outstanding June 30, 2015	1,558,962	$24.76

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

Restricted stock unit activity from January 1, 2015 to June 30, 2015 follows:

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Non-vested restricted stock units outstanding at January 1, 2015	34,085	$30.20
Granted	22,100	$20.85
Vested	(14,499)	$27.37
Forfeited	—	—
Non-vested restricted stock units outstanding June 30, 2015	41,686	$26.22

Performance Unit Awards — In 2011, 2012, 2013, 2014 and 2015, the Company granted stock-settled performance unit awards to certain executive officers (the “Stock-Settled Performance Units”). The Stock-Settled Performance Units provide for the recipients to receive a grant of shares of stock upon the achievement of certain performance goals established by the Compensation Committee during the performance period. The performance units will only have a payout if total shareholder return is positive for the performance period and, when compared to the peer group, is at or above the 25th percentile. The performance period for the Stock-Settled Performance Units is the three year period commencing on April 1 of the year of grant. For the 2012 and 2013 Stock-Settled Performance Units, the performance period can extend for an additional two years in certain circumstances. The performance goals for the Stock-Settled Performance Units are tied to the Company’s total shareholder return for the performance period as compared to total shareholder return for a peer group determined by the Compensation Committee. These goals are considered to be market conditions under the relevant accounting standards and the market conditions were factored into the determination of the fair value of the performance units. Generally, the recipients will receive a target number of shares if the Company’s total shareholder return is positive and, when compared to the peer group, is at the 50th percentile and two times the target if at the 75th percentile or higher. If the Company’s total shareholder return is positive, and, when compared to the peer group, is at the 25th percentile, the recipients will only receive one-half of the target number of shares. The grant of shares when achievement is between the 25th and 75th percentile will be determined on a pro-rata basis. The target number of shares with respect to the 2012 Stock-Settled Performance Units was 192,000. The performance period for the 2012 Stock-Settled Performance Units ended on March 31, 2015, and the Company’s total shareholder return was at the 87th percentile. In April 2015, 384,000 shares were issued to settle the 2012 Stock-Settled Performance Units.

The total target number of shares with respect to the Stock-Settled Performance Units is set forth below:

	2015	2014	2013	2012	2011
	Performance	Performance	Performance	Performance	Performance
	Unit Awards	Unit Awards	Unit Awards	Unit Awards	Unit Awards
Target number of shares	190,600	154,000	236,500	192,000	144,375

Because the performance units are stock-settled awards, they are accounted for as equity awards and measured at fair value on the date of grant using a Monte Carlo simulation model. The fair value of the Stock-Settled Performance Units is set forth below (in thousands):

	2015	2014	2013	2012	2011
	Performance	Performance	Performance	Performance	Performance
	Unit Awards	Unit Awards	Unit Awards	Unit Awards	Unit Awards
Fair value at date of grant	$4,052	$5,388	$5,564	$3,065	$5,569

These fair value amounts are charged to expense on a straight-line basis over the performance period. Compensation expense associated with the Stock-Settled Performance Units is shown below (in thousands):

	2015	2014	2013	2012	2011
	Performance	Performance	Performance	Performance	Performance
	Unit Awards	Unit Awards	Unit Awards	Unit Awards	Unit Awards
Three months ended June 30, 2014	NA	$449	$464	$255	NA
Three months ended June 30, 2015	$338	$449	$464	NA	NA
Six months ended June 30, 2014	NA	$449	$928	$510	$464
Six months ended June 30, 2015	$338	$898	$928	$255	NA

3. Property and Equipment

Property and equipment consisted of the following at June 30, 2015 and December 31, 2014 (in thousands):

	June 30,	December 31,
	2015	2014
Equipment	$7,025,433	$6,679,894
Oil and natural gas properties	199,873	196,234
Buildings	90,029	83,465
Land	22,542	12,038
	7,337,877	6,971,631
Less accumulated depreciation, depletion and impairment	(3,091,730)	(2,840,560)
Property and equipment, net	$4,246,147	$4,131,071

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Revenues:
Contract drilling	$288,588	$440,027	$690,829	$866,989
Pressure pumping	176,624	306,577	426,345	546,838
Oil and natural gas	7,816	12,116	14,316	24,120
Total segment revenues	473,028	758,720	1,131,490	1,437,947
Elimination of intercompany revenues (a)	(267)	(1,444)	(1,030)	(2,503)
Total revenues	$472,761	$757,276	$1,130,460	$1,435,444
Income (loss) before income taxes:
Contract drilling	$9,426	$69,617	$65,564	$136,694
Pressure pumping	(18,744)	24,910	(33,760)	26,453
Oil and natural gas	(3,631)	3,632	(8,193)	6,335
	(12,949)	98,159	23,611	169,482
Corporate and other	(14,813)	(14,024)	(30,186)	(28,315)
Net gain on asset disposals (b)	2,998	3,091	5,914	4,835
Interest income	318	208	601	384
Interest expense	(9,249)	(7,249)	(17,790)	(14,437)
Other	—	3	—	3
Income (loss) before income taxes	$(33,695)	$80,188	$(17,850)	$131,952

	June 30,	December 31,
	2015	2014
Identifiable assets:
Contract drilling	$3,859,000	$4,000,576
Pressure pumping	1,049,778	1,186,010
Oil and natural gas	41,684	50,945
Corporate and other (c)	99,066	156,480
Total assets	$5,049,528	$5,394,011

(a)	Consists of contract drilling intercompany revenues for services provided to the oil and natural gas exploration and production segment.
(b)

Net gains or losses associated with the disposal of assets relate to corporate strategy decisions of the executive management group.  Accordingly, the related gains or losses have been separately presented and excluded from the results of specific segments.

(c)	Corporate and other assets primarily include cash on hand, income tax receivables and certain deferred tax assets.

5. Goodwill and Intangible Assets

Goodwill — Goodwill by operating segment as of June 30, 2015 and changes for the six months then ended are as follows (in thousands):

	Contract	Pressure
	Drilling	Pumping	Total
Balance December 31, 2014	$86,234	$124,561	$210,795
Changes to goodwill	—	—	—
Balance June 30, 2015	$86,234	$124,561	$210,795

There were no accumulated impairment losses as of June 30, 2015 or December 31, 2014.

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

The value of the customer relationships was estimated using a multi-period excess earnings model to determine the present value of the projected cash flows associated with the customers in place at the time of the acquisition and taking into account a contributory asset charge. The resulting intangible asset is being amortized on a straight-line basis over seven years. Amortization expense of approximately $911,000 was recorded in the three months ended June 30, 2015 and 2014, and amortization expense of approximately $1.8 million was recorded in the six months ended June 30, 2015 and 2014 associated with customer relationships.

The following table presents the gross carrying amount and accumulated amortization of the customer relationships as of June 30, 2015 and December 31, 2014 (in thousands):

	June 30, 2015			December 31, 2014
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Customer relationships	$25,500	$(17,303)	$8,197	$25,500	$(15,482)	$10,018

6. Accrued Expenses

Accrued expenses consisted of the following at June 30, 2015 and December 31, 2014 (in thousands):

	June 30,	December 31,
	2015	2014
Salaries, wages, payroll taxes and benefits	$32,916	$52,956
Workers' compensation liability	75,072	77,348
Property, sales, use and other taxes	9,158	11,644
Insurance, other than workers' compensation	12,082	9,632
Accrued interest payable	7,419	7,427
Other	34,806	14,459
	$171,453	$173,466

7. Asset Retirement Obligation

The Company records a liability for the estimated costs to be incurred in connection with the abandonment of oil and natural gas properties in the future. This liability is included in the caption “other” in the liabilities section of the condensed consolidated balance sheet. The following table describes the changes to the Company’s asset retirement obligations during the six months ended June 30, 2015 and 2014 (in thousands):

	Six Months Ended
	June 30,
	2015	2014
Balance at beginning of year	$5,301	$4,837
Liabilities incurred	271	91
Liabilities settled	(65)	(31)
Accretion expense	86	84
Revision in estimated costs of plugging oil and natural gas wells	—	20
Asset retirement obligation at end of period	$5,593	$5,001

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

Loans under the Credit Agreement bear interest by reference, at the Company’s election, to the LIBOR rate or base rate, provided, that swing line loans bear interest by reference only to the base rate. The applicable margin on LIBOR rate loans varies from 2.25% to 3.25% and the applicable margin on base rate loans varies from 1.25% to 2.25%, in each case determined based upon the Company’s debt to capitalization ratio. As of June 30, 2015 the applicable margin on LIBOR rate loans was 2.75% and the applicable margin on base rate loans was 1.75%. Based on the Company’s debt to capitalization ratio at March 31, 2015, the applicable margin on LIBOR loans is 2.25% and the applicable margin on base rate loans is 1.25% as of July 1, 2015.  Based on the Company’s debt to capitalization ratio at June 30, 2015, the applicable margin on LIBOR loans will be 2.25% and the applicable margin on base rate loans will be 1.25% as of October 1, 2015.  A letter of credit fee is payable by the Company equal to the applicable margin for LIBOR rate loans times the daily amount available to be drawn under outstanding letters of credit. The commitment fee rate payable to the lenders for the unused portion of the credit facility is 0.50%.

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

The Credit Agreement requires compliance with two financial covenants. The Company must not permit its debt to capitalization ratio to exceed 45%. The Credit Agreement generally defines the debt to capitalization ratio as the ratio of (a) total borrowed money indebtedness to (b) the sum of such indebtedness plus consolidated net worth, with consolidated net worth determined as of the last day of the most recently ended fiscal quarter. The Company also must not permit the interest coverage ratio as of the last day of a fiscal quarter to be less than 3.00 to 1.00. The Credit Agreement generally defines the interest coverage ratio as the ratio of earnings before interest, taxes, depreciation and amortization (“EBITDA”) of the four prior fiscal quarters to interest charges for the same period. The Company was in compliance with these covenants at June 30, 2015. The Credit Agreement also contains customary representations, warranties and affirmative and negative covenants.

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

As of June 30, 2015, the Company had $77.5 million principal amount outstanding under the term loan facility at an interest rate of 3.125% and no amounts outstanding under the revolving credit facility. The Company currently has available borrowing capacity of $500 million under the revolving credit facility.

On March 16, 2015, the Company entered into a Reimbursement Agreement (the “Reimbursement Agreement”) with The Bank of Nova Scotia (“Scotiabank”), pursuant to which the Company may from time to time request that Scotiabank issue an unspecified amount of letters of credit.  As of June 30, 2015, the Company had $41.3 million in letters of credit outstanding under the Reimbursement Agreement.

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

The 2015 Term Loan Agreement requires quarterly compliance with two financial covenants.  The Company must not permit its debt to capitalization ratio to exceed 45%.  The 2015 Term Loan Agreement generally defines the debt to capitalization ratio as the ratio of (a) total borrowed money indebtedness to (b) the sum of such indebtedness plus consolidated net worth, with consolidated net worth determined as of the most recently ended fiscal quarter.  The Company also must not permit the interest coverage ratio as of the last day of a fiscal quarter to be less than 3.00 to 1.00.  The 2015 Term Loan Agreement generally defines the interest coverage ratio as the ratio of EBITDA of the four prior fiscal quarters to interest charges for the same period.  The Company was in compliance with these covenants at June 30, 2015.

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

The respective note purchase agreements require compliance with two financial covenants. The Company must not permit its debt to capitalization ratio to exceed 50% at any time. The note purchase agreements generally define the debt to capitalization ratio as the ratio of (a) total borrowed money indebtedness to (b) the sum of such indebtedness plus consolidated net worth, with consolidated net worth determined as of the last day of the most recently ended fiscal quarter. The Company also must not permit the interest coverage ratio as of the last day of a fiscal quarter to be less than 2.50 to 1.00. The note purchase agreements generally define the interest coverage ratio as the ratio of EBITDA for the four prior fiscal quarters to interest charges for that same period. The Company was in compliance with these covenants at June 30, 2015.

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

The Company incurred approximately $2.0 million in debt issuance costs during 2015 in connection with the Reimbursement Agreement and the 2015 Term Loan Agreement. Debt issuance costs are deferred and recognized as interest expense over the term of the underlying debt. Interest expense related to the amortization of debt issuance costs was approximately $743,000 for the three months ended June 30, 2015 and $547,000 for the three months ended June 30, 2014.  Interest expense related to the amortization of debt issuance costs was approximately $1.3 million for the six months ended June 30, 2015 and $1.1 million for the six months ended June 30, 2014.

Presented below is a schedule of the principal repayment requirements of long-term debt by fiscal year as of June 30, 2015 (in thousands):

Year ending December 31,
2015	17,500
2016	63,750
2017	191,250
2018	—
2019	—
Thereafter	600,000
Total	$872,500

9. Commitments, Contingencies and Other Matters

As of June 30, 2015, the Company maintained letters of credit in the aggregate amount of $41.3 million for the benefit of various insurance companies as collateral for retrospective premiums and retained losses which could become payable under the terms of the underlying insurance contracts. These letters of credit expire annually at various times during the year and are typically renewed. As of June 30, 2015, no amounts had been drawn under the letters of credit.

As of June 30, 2015, the Company had commitments to purchase approximately $189 million of major equipment for its drilling and pressure pumping businesses.

The Company’s pressure pumping business has entered into agreements to purchase minimum quantities of proppants and chemicals from certain vendors. These agreements expire in 2016, 2017 and 2018. As of June 30, 2015, the remaining obligation under these agreements was approximately $57.9 million, of which materials with a total purchase price of approximately $4.4 million were required to be purchased during the remainder of 2015. In the event that the required minimum quantities are not purchased during any contract year, the Company could be required to make a liquidated damages payment to the respective vendor for any shortfall.

In November 2011, the Company’s pressure pumping business entered into an agreement with a proppant vendor to advance up to $12.0 million to such vendor to finance the construction of certain processing facilities. This advance is secured by the underlying processing facilities and bears interest at an annual rate of 5.0%. Repayment of the advance is to be made through discounts applied to purchases from the vendor and repayment of all amounts advanced must be made no later than October 1, 2017. As of June 30, 2015, advances of approximately $11.8 million had been made under this agreement and principal repayments of approximately $10.4 million had been received resulting in a balance outstanding of approximately $1.4 million.

In March 2015, the U.S. Equal Employment Opportunity Commission filed a lawsuit against the Company’s U.S. drilling subsidiary alleging that the subsidiary engaged in a pattern or practice of nationwide discrimination based on race, color, and/or national origin.  In April 2015, a Federal court judge approved and signed a consent decree in which the parties agreed to settle the lawsuit on a no-fault basis and the subsidiary agreed to pay $12.3 million into a settlement fund for eligible participants.  A $12.3 million charge related to this settlement was recorded in the first quarter of 2015.

Other than the matter described above, the Company is party to various legal proceedings arising in the normal course of its business; the Company does not believe that the outcome of these proceedings, either individually or in the aggregate, will have a material adverse effect on its financial condition, results of operations or cash flows.

10. Stockholders’ Equity

Cash Dividends — The Company paid cash dividends during the six months ended June 30, 2014 and 2015 as follows:

2014:	Per Share	Total
		(in thousands)
Paid on March 27, 2014	$0.10	$14,456
Paid on June 26, 2014	0.10	14,562
Total cash dividends	$0.20	$29,018

2015:	Per Share	Total
		(in thousands)
Paid on March 25, 2015	$0.10	$14,640
Paid on June 24, 2015	0.10	14,712
Total cash dividends	$0.20	$29,352

On July 22, 2015, the Company’s Board of Directors approved a cash dividend on its common stock in the amount of $0.10 per share to be paid on September 24, 2015 to holders of record as of September 10, 2015. The amount and timing of all future dividend payments, if any, are subject to the discretion of the Board of Directors and will depend upon business conditions, results of operations, financial condition, terms of the Company’s credit facilities and other factors.

On September 6, 2013, the Company’s Board of Directors approved a stock buyback program that authorizes purchase of up to $200 million of the Company’s common stock in open market or privately negotiated transactions. As of June 30, 2015, the Company had remaining authorization to purchase approximately $187 million of the Company’s outstanding common stock under the stock buyback program. Shares purchased under a buyback program are accounted for as treasury stock.

Treasury stock acquisitions during the six months ended June 30, 2015 were as follows (dollars in thousands):

	June 30, 2015
	Shares	Cost
Treasury shares at beginning of period	42,818,585	$899,035
Acquisitions pursuant to long-term incentive plans	380,037	7,830
Purchases pursuant to the 2013 buyback program	8,618	180
Treasury shares at end of period	43,207,240	$907,045

11. Income Taxes

The Company’s effective income tax rate was 44.8% for the six months ended June 30, 2015, compared to 32.5% for the six months ended June 30, 2014. The Domestic Production Activities Deduction was enacted as part of the American Jobs Creation Act of 2004 (as revised by the Emergency Economic Stabilization Act of 2008), and allows a deduction of 9% on the lesser of qualified production activities income or taxable income. For financial statement purposes, the Company expects a loss before income taxes for the year ending December 31, 2015; however, the Company currently expects to have taxable income for the year ending December 31, 2015, and the Domestic Production Activities Deduction is expected to provide a permanent tax benefit.  On June 15, 2015, legislation was enacted which permanently reduced the Texas Margin Tax rate.  This resulted in a permanent tax benefit that was recognized during the quarter ended June 30, 2015.  The interplay between the expected loss before income taxes for financial statement purposes, the permanent tax benefit expected to be provided by the Domestic Production Activities Deduction and the permanent tax benefit from the change in the Texas Margin Tax rate resulted in a higher effective income tax rate for the six months ended June 30, 2015.

12. Fair Values of Financial Instruments

The carrying values of cash and cash equivalents, trade receivables and accounts payable approximate fair value due to the short-term maturity of these items. These fair value estimates are considered Level 1 fair value estimates in the fair value hierarchy of fair value accounting.

The estimated fair value of the Company’s outstanding debt balances (including current portion) as of June 30, 2015 and December 31, 2014 is set forth below (in thousands):

	June 30, 2015		December 31, 2014
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Borrowings under Credit Agreement:
Revolving credit facility	$—	$—	$303,000	$303,000
Term loan facility	77,500	77,500	82,500	82,500
2015 Term Loan	195,000	195,000	—	—
4.97% Series A Senior Notes	300,000	310,660	300,000	288,346
4.27% Series B Senior Notes	300,000	294,629	300,000	269,173
Total debt	$872,500	$877,789	$985,500	$943,019

The carrying values of the balances outstanding under the Credit Agreement and the 2015 Term Loan Agreement approximate their fair values as these instruments have a floating interest rate. The fair value of the Series A Notes and the Series B Notes at June 30, 2015 and December 31, 2014 are based on discounted cash flows associated with the respective notes using current market rates of interest at those respective dates.  For the Series A Notes, the current market rates used in measuring this fair value were 4.21% at June 30, 2015 and 5.77% at December 31, 2014.  For the Series B Notes, the current market rates used in measuring this fair value were 4.58% at June 30, 2015 and 6.00% at December 31, 2014. These fair value estimates are based on observable market inputs and are considered Level 2 fair value estimates in the fair value hierarchy of fair value accounting.

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

In April 2015, the FASB issued an accounting standards updated to provide guidance for the presentation of debt issuance costs.  Under this guidance, debt issuance costs shall be presented in the balance sheet as a direct deduction from the carrying amount of the related debt and shall not be classified as a deferred charge. Amortization of debt issuance costs shall continue to be reported as interest expense.  The requirements in this update are effective during interim and annual periods beginning after December 15, 2015.  The adoption of this update is not expected to have a material impact on the Company’s consolidated financial statements.

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

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Recent Developments — Oil prices declined significantly during the second half of 2014 and continued to decline in early 2015.  The closing price of oil was as high as $105.68 per barrel during the third quarter of 2014, reached a multi-year low of $43.39 on March 17, 2015 and was $48.11 on July 23, 2015 (WTI spot price as reported by the United States Energy Information Administration).  As a result of the decline in oil prices, our industry is experiencing a severe downturn.  Market conditions remain very dynamic and are changing quickly.  Although the magnitude as well as the duration of this downturn are not yet known, we believe that the remainder of 2015 will continue to be challenging for our industry.

We believe the vast majority of exploration and production companies, including our customers, have significantly reduced their 2015 capital spending plans.  The impact of these spending reductions is evidenced by the published rig counts, which have declined by over 50% in the United States since the recent peak in October 2014.

Our rig count has also declined.  During October 2014, the number of our drilling rigs operating in the United States was as high as 214, and as of June 30, 2015 we had 110 drilling rigs operating in the United States.   We are continuing to receive indications of customers’ intent to early terminate term contracts and some of our drilling customers are continuing to seek price reductions.

Our pressure pumping business is continuing to experience the effects of reduced spending by customers and downward pressure on pricing.

In anticipation of this downturn, we began reducing our cost structure in the fourth quarter of 2014.  In 2015, we have continued to reduce our cost structure and, to date, we have reduced our drilling headcount at a rate generally proportionate with the reduction in our rig count.  In pressure pumping, we have reduced our headcount and obtained lower prices on many products and services that we use.  We have also reduced our capital expenditure plans for 2015.  We plan to continue to adjust our cost structure in line with our level of operating activity.

We expect that our term contract coverage and scalability with respect to labor and other operating costs should position us to weather this downturn.  We expect to experience further declines in both drilling activity and pricing, and in pressure pumping activity and pricing.  In the event oil prices remain depressed for a sustained period, or decline further, these declines could have a material adverse effect on our business, financial condition and results of operations.

Management Overview — We are a leading provider of services to the North American oil and natural gas industry. Our services primarily involve the drilling, on a contract basis, of land-based oil and natural gas wells and pressure pumping services. In addition to these services, we also invest, on a non-operating working interest basis, in oil and natural gas properties.

We operate land-based drilling rigs in oil and natural gas producing regions of the continental United States and western Canada. There continues to be uncertainty with respect to the global economic environment, and oil and natural gas prices are depressed. During the second quarter of 2015, our average number of rigs operating in the United States was 122 compared to an average of 201 drilling rigs operating during the same period in 2014. During the second quarter of 2015, our average number of rigs operating in Canada was two compared to an average of three drilling rigs operating during the second quarter of 2014.

We have addressed our customers’ needs for drilling horizontal wells in shale and other unconventional resource plays by expanding our areas of operation and improving the capabilities of our drilling fleet during the last several years.  As of June 30, 2015, we had completed 158 APEX® rigs. We have plans to complete three new APEX® rigs during the two quarters ending December 2015.

In connection with horizontal shale and other unconventional resource plays, we have added equipment to perform service intensive fracturing jobs. As of June 30, 2015, we had approximately 1.1 million hydraulic horsepower in our pressure pumping fleet. We have increased the horsepower of our pressure pumping fleet by more than eight-fold since the beginning of 2009. In recent years, low natural gas prices and the industry-wide addition of new pressure pumping equipment to the marketplace led to an excess supply of pressure pumping equipment in North America.

We maintain a backlog of commitments for contract drilling revenues under term contracts, which we define as contracts with a fixed term of six months or more. Our backlog as of June 30, 2015 was approximately $1.0 billion. We expect approximately $388 million of our backlog to be realized in the remainder of 2015. We generally calculate our backlog by multiplying the dayrate under our term drilling contracts by the number of days remaining under the contract. The calculation does not include any revenues related to other fees such as for mobilization, demobilization and customer reimbursables, nor does it include potential reductions in rates for unscheduled standby or during periods in which the rig is moving or incurring maintenance and repair time in excess of what is permitted under the drilling contract. In addition, generally our term drilling contracts are subject to termination by the customer on short notice and provide for an early termination payment to us in the event that the contract is terminated by the customer. For contracts that we have received an early termination notice, our backlog calculation includes the early termination rate, instead of the dayrate, for the period we expect to receive the lower rate.

For the six months ended June 30, 2015 and 2014, our operating revenues consisted of the following (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2015		2014		2015		2014
Contract drilling	$288,321	61%	$438,583	58%	$689,799	61%	$864,486	60%
Pressure pumping	176,624	37%	306,577	40%	426,345	38%	546,838	38%
Oil and natural gas	7,816	2%	12,116	2%	14,316	1%	24,120	2%
	$472,761	100%	$757,276	100%	$1,130,460	100%	$1,435,444	100%

Generally, the profitability of our business is impacted most by two primary factors in our contract drilling segment: our average number of rigs operating and our average revenue per operating day.  During the second quarter of 2015, our average number of rigs operating was 122 in the United States and two in Canada compared to 201 in the United States and three in Canada in the second quarter of 2014. Our average revenue per operating day was $25,720 in the second quarter of 2015, including $15.6 million of early termination revenue, compared to $23,630 in the second quarter of 2014.  Consolidated net loss for the second quarter of 2015 was $19.0 million compared to consolidated net income of $54.3 million for the second quarter of 2014. This decrease in earnings is primarily due to lower activity levels and revenues due to the downturn in the oil and natural gas services industry and higher depreciation expense related to capital expenditures and acquisitions.

Our revenues, profitability and cash flows are highly dependent upon prevailing prices for oil and natural gas. During periods of improved commodity prices, the capital spending budgets of oil and natural gas operators tend to expand, which generally results in increased demand for our services. Conversely, in periods when these commodity prices deteriorate, the demand for our services generally weakens, and we experience downward pressure on pricing for our services.  In June 2015, our average number of rigs operating was 112 in the United States and one in Canada.

We are highly impacted by operational risks, competition, the availability of excess equipment, labor issues, weather and various other factors that could materially adversely affect our business, financial condition, cash flows and results of operations. Please see “Risk Factors” included in Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

Our liquidity as of June 30, 2015 included approximately $68 million in working capital and $500 million available under our revolving credit facility.  We believe our current liquidity, together with cash expected to be generated from operations, should provide us with sufficient ability to fund our current plans to build new equipment, make improvements to our existing equipment, service our debt and pay cash dividends.  If we pursue opportunities for growth that require capital, we believe we would be able to satisfy the needs through a combination of working capital, cash flows from operating activities, borrowing capacity under our revolving credit facility, debt financing and equity financing. However, there can be no assurance that such capital will be available on reasonable terms, if at all.

Commitments and Contingencies — As of June 30, 2015, we maintained letters of credit in the aggregate amount of $41.3 million for the benefit of various insurance companies as collateral for retrospective premiums and retained losses which could become payable under the terms of the underlying insurance contracts. These letters of credit expire annually at various times during the year and are typically renewed. As of June 30, 2015, no amounts had been drawn under the letters of credit.

As of June 30, 2015, we had commitments to purchase approximately $189 million of major equipment for our drilling and pressure pumping businesses.

Our pressure pumping business has entered into agreements to purchase minimum quantities of proppants and chemicals from certain vendors. These agreements expire in 2016, 2017 and 2018. As of June 30, 2015, the remaining obligation under these agreements was approximately $57.9 million, of which materials with a total purchase price of approximately $4.4 million were required to be purchased during the remainder of 2015. In the event that the required minimum quantities are not purchased during any contract year, we could be required to make a liquidated damages payment to the respective vendor for any shortfall.

In November 2011, our pressure pumping business entered into an agreement with a proppant vendor to advance up to $12.0 million to such vendor to finance its construction of certain processing facilities. This advance is secured by the underlying processing facilities and bears interest at an annual rate of 5.0%. Repayment of the advance is to be made through discounts applied to purchases from the vendor and repayment of all amounts advanced must be made no later than October 1, 2017. As of June 30, 2015, advances of approximately $11.8 million had been made under this agreement and repayments of approximately $10.4 million had been received resulting in a balance outstanding of approximately $1.4 million.

In March 2015, the U.S. Equal Employment Opportunity Commission filed a lawsuit against our U.S. drilling subsidiary alleging that the subsidiary engaged in a pattern or practice of nationwide discrimination based on race, color, and/or national origin.  In April 2015, a Federal court judge approved and signed a consent decree in which the parties agreed to settle the lawsuit on a no-fault basis and the subsidiary agreed to pay $12.3 million into a settlement fund for eligible participants.  A $12.3 million charge related to this settlement was recorded in the first quarter of 2015.

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

Critical Accounting Policies

In addition to established accounting policies, our condensed consolidated financial statements are impacted by certain estimates and assumptions made by management. No changes in our critical accounting policies have occurred since the filing of our Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

Liquidity and Capital Resources

Our liquidity as of June 30, 2015 included approximately $68 million in working capital and $500 million available under our revolving credit facility.  We believe our current liquidity, together with cash expected to be generated from operations, should provide us with sufficient ability to fund our current plans to build new equipment, make improvements to our existing equipment, service our debt and pay cash dividends.  If we pursue opportunities for growth that require capital, we believe we would be able to satisfy these needs through a combination of working capital, cash flows from operating activities, borrowing capacity under our revolving credit facility, debt financing and equity financing. However, there can be no assurance that such capital will be available on reasonable terms, if at all.

During the six months ended June 30, 2015, our sources of cash flow included:

•	$641 million from operating activities,
•	$200 million in borrowings under the new term loan, and
•	$10.7 million in proceeds from the disposal of property and equipment.

During the six months ended June 30, 2015, we used a net of $303 million to pay off our revolving credit facility, $29.4 million to pay dividends on our common stock, $10.0 million to repay long-term debt, $8.0 million to acquire shares of our common stock, $2.0 million to pay debt issuance costs and $464 million:

•	to build new drilling rigs and pressure pumping equipment,
•	to make capital expenditures for the betterment and refurbishment of existing drilling rigs and pressure pumping equipment,
•	to acquire and procure equipment and facilities to support our drilling and pressure pumping operations, and
•	to fund investments in oil and natural gas properties on a non-operating working interest basis.

We paid cash dividends during the six months ended June 30, 2015 as follows:

	Per Share	Total
		(in thousands)
Paid on March 25, 2015	$0.10	$14,640
Paid on June 24, 2015	0.10	14,712
Total cash dividends	$0.20	$29,352

On July 22, 2015, our Board of Directors approved a cash dividend on our common stock in the amount of $0.10 per share to be paid on September 24, 2015 to holders of record as of September 10, 2015. The amount and timing of all future dividend payments, if any, is subject to the discretion of the Board of Directors and will depend upon business conditions, results of operations, financial condition, terms of our credit facilities and other factors.

On September 6, 2013, our Board of Directors approved a stock buyback program that authorizes purchase of up to $200 million of our common stock in open market or privately negotiated transactions. As of June 30, 2015, we had remaining authorization to purchase approximately $187 million of our outstanding common stock under the stock buyback program. Shares purchased under a buyback program are accounted for as treasury stock.

Treasury stock acquisitions during the six months ended June 30, 2015 were as follows (dollars in thousands):

	June 30, 2015
	Shares	Cost
Treasury shares at beginning of period	42,818,585	$899,035
Acquisitions pursuant to long-term incentive plans	380,037	7,830
Purchases pursuant to the 2013 buyback program	8,618	180
Treasury shares at end of period	43,207,240	$907,045

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

Loans under the Credit Agreement bear interest by reference, at our election, to the LIBOR rate or base rate, provided, that swing line loans bear interest by reference only to the base rate. The applicable margin on LIBOR rate loans varies from 2.25% to 3.25% and the applicable margin on base rate loans varies from 1.25% to 2.25%, in each case determined based upon our debt to capitalization ratio. As of June 30, 2015, the applicable margin on LIBOR rate loans was 2.75% and the applicable margin on base rate loans was 1.75%. Based on our debt to capitalization ratio at March 31, 2015, the applicable margin on LIBOR loans is 2.25% and the applicable margin on base rate loans is 1.25% as of July 1, 2015.  Based on our debt to capitalization ratio at June 30, 2015, the applicable margin on LIBOR loans will be 2.25% and the applicable margin on base rate loans will be 1.25% as of October 1, 2015.  A letter of credit fee is payable by us equal to the applicable margin for LIBOR rate loans times the daily amount available to be drawn under outstanding letters of credit. The commitment fee rate payable to the lenders for the unused portion of the credit facility is 0.50%.

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

The Credit Agreement requires compliance with two financial covenants. We must not permit our debt to capitalization ratio to exceed 45%. The Credit Agreement generally defines the debt to capitalization ratio as the ratio of (a) total borrowed money indebtedness to (b) the sum of such indebtedness plus consolidated net worth, with consolidated net worth determined as of the last day of the most recently ended fiscal quarter. We also must not permit the interest coverage ratio as of the last day of a fiscal quarter to be less than 3.00 to 1.00. The Credit Agreement generally defines the interest coverage ratio as the ratio of EBITDA of the four prior fiscal quarters to interest charges for the same period. We were in compliance with these financial covenants as of June 30, 2015. The Credit Agreement also contains customary representations, warranties and affirmative and negative covenants. We do not expect that the restrictions and covenants will impair, in any material respect, our ability to operate or react to opportunities that might arise.

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

As of June 30, 2015, we had $77.5 million principal amount outstanding under the term loan facility at an interest rate of 3.125% and no amounts outstanding under the revolving credit facility.  We currently have available borrowing capacity of $500 million under the revolving credit facility.

On March 16, 2015, we entered into a Reimbursement Agreement (the “Reimbursement Agreement”) with The Bank of Nova Scotia (“Scotiabank”), pursuant to which we may from time to time request that Scotiabank issue an unspecified amount of letters of credit.  As of June 30, 2015, we had $41.3 million in letters of credit outstanding under the Reimbursement Agreement.

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

The 2015 Term Loan Agreement requires quarterly compliance with two financial covenants.  We must not permit our debt to capitalization ratio to exceed 45%.  The 2015 Term Loan Agreement generally defines the debt to capitalization ratio as the ratio of (a) total borrowed money indebtedness to (b) the sum of such indebtedness plus consolidated net worth, with consolidated net worth determined as of the most recently ended fiscal quarter.  We also must not permit the interest coverage ratio as of the last day of a fiscal quarter to be less than 3.00 to 1.00.  The 2015 Term Loan Agreement generally defines the interest coverage ratio as the ratio of EBITDA of the four prior fiscal quarters to interest charges for the same period.  We were in compliance with these financial covenants as of June 30, 2015.

The 2015 Term Loan Agreement further provides that neither we nor our subsidiaries are permitted to make restricted payments unless, after giving effect to such restricted payment, its pro forma ratio of debt to EBITDA for the four prior fiscal quarters, determined as of the preceding ending quarterly period, does not exceed 2.50 to 1.00.  Restricted payments are generally defined as (a) dividends and distributions made on account of our equity interests or our subsidiaries and (b) payments made to redeem, repurchase or otherwise retire our equity interests or our subsidiaries.  Payments made solely in the form of common equity interests, made to us and our subsidiaries, or made in connection with the our long term incentive plans are not restricted payments under the 2015 Term Loan Agreement.

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

The respective note purchase agreements require compliance with two financial covenants. We must not permit our debt to capitalization ratio to exceed 50% at any time. The note purchase agreements generally define the debt to capitalization ratio as the ratio of (a) total borrowed money indebtedness to (b) the sum of such indebtedness plus consolidated net worth, with consolidated net worth determined as of the last day of the most recently ended fiscal quarter. We also must not permit the interest coverage ratio as of the last day of a fiscal quarter to be less than 2.50 to 1.00. The note purchase agreements generally define the interest coverage ratio as the ratio of EBITDA for the four prior fiscal quarters to interest charges for the same period. We were in compliance with these financial covenants as of June 30, 2015. We do not expect that the restrictions and covenants will impair, in any material respect, our ability to operate or react to opportunities that might arise.

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

Our liquidity as of June 30, 2015 included approximately $68 million in working capital and $500 million available under our revolving credit facility.  We believe our current liquidity together with cash expected to be generated from operations, should provide us with sufficient ability to fund our current plans to build new equipment, make improvements to our existing equipment, service our debt and pay cash dividends.  If we pursue opportunities for growth that require capital, we believe we would be able to satisfy these needs through a combination of working capital, cash flows from operating activities, borrowing capacity under our revolving credit facility, debt financing and equity financing. However, there can be no assurance that such capital will be available on reasonable terms, if at all.

Results of Operations

The following tables summarize operations by business segment for the three months ended June 30, 2015 and 2014:

Contract Drilling	2015	2014	% Change
	(Dollars in thousands)
Revenues	$288,321	$438,583	(34.3)%
Direct operating costs	153,848	255,318	(39.7)%
Margin (1)	134,473	183,265	(26.6)%
Selling, general and administrative	1,420	1,591	(10.7)%
Depreciation, amortization and impairment	123,627	112,057	10.3%
Operating income	$9,426	$69,617	(86.5)%
Operating days	11,211	18,563	(39.6)%
Average revenue per operating day	$25.72	$23.63	8.8%
Average direct operating costs per operating day	$13.72	$13.75	(0.2)%
Average margin per operating day (1)	$11.99	$9.87	21.5%
Average rigs operating	123	204	(39.7)%
Capital expenditures	$153,940	$211,917	(27.4)%

(1)

Margin is defined as revenues less direct operating costs and excludes depreciation, amortization and impairment and selling, general and administrative expenses. Average margin per operating day is defined as margin divided by operating days.

The decreases in revenues and direct operating costs primarily result from the decrease in the number of rigs operating. Average revenue per operating day and average margin per operating day were higher in 2015 due to higher average dayrates and the early termination revenues of approximately $15.6 million.  The increase in depreciation expense reflects significant capital expenditures incurred in recent years to build new drilling rigs, to modify and upgrade existing drilling rigs and to acquire additional related equipment such as top drives, drill pipe, drill collars, engines, fluid circulating systems, rig hoisting systems and safety enhancement equipment.

Pressure Pumping	2015	2014	% Change
	(Dollars in thousands)
Revenues	$176,624	$306,577	(42.4)%
Direct operating costs	142,756	241,977	(41.0)%
Margin (1)	33,868	64,600	(47.6)%
Selling, general and administrative	4,351	5,067	(14.1)%
Depreciation, amortization and impairment	48,261	34,623	39.4%
Operating income (loss)	$(18,744)	$24,910	(175.2)%
Fracturing jobs	148	271	(45.4)%
Other jobs	535	1,058	(49.4)%
Total jobs	683	1,329	(48.6)%
Average revenue per fracturing job	$1,148.39	$1,063.28	8.0%
Average revenue per other job	$12.45	$17.42	(28.5)%
Average revenue per total job	$258.60	$230.68	12.1%
Average direct operating costs per total job	$209.01	$182.07	14.8%
Average margin per total job (1)	$49.59	$48.61	2.0%
Margin as a percentage of revenues (1)	19.2%	21.1%	(9.0)%
Capital expenditures and acquisitions	$64,009	$96,186	(33.5)%

(1)

Margin is defined as revenues less direct operating costs and excludes depreciation, amortization and impairment and selling, general and administrative expenses. Average margin per total job is defined as margin divided by total jobs. Margin as a percentage of revenues is defined as margin divided by revenues.

Revenues and direct operating costs decreased primarily due to a decrease in the number of jobs.  While at a slower rate, our customers have continued the development of unconventional reservoirs, resulting in an increase in the proportion of larger multi-stage fracturing jobs associated therewith. In connection with the horizontal shale and other unconventional resource plays, we have added equipment to perform service intensive fracturing jobs, including two acquisitions in 2014 of Texas-based pressure pumping operations. As a result, these larger multi-stage fracturing jobs are a larger proportion of the total fracturing jobs we performed.  Additionally, the average size of the multi-stage fracturing jobs has increased. Average revenue per fracturing job and average direct operating costs per total job increased as a result of this increase in the proportion of larger multi-stage fracturing jobs and the increased size of the jobs in 2015 as compared to 2014. However, the total number of jobs decreased as a result of the downturn in the oil and natural gas industry. Depreciation expense increased due to capital expenditures.

Oil and Natural Gas Production and Exploration	2015	2014	% Change
	(Dollars in thousands)
Revenues-Oil	$7,091	$10,747	(34.0)%
Revenues - Natural gas and liquids	725	1,369	(47.0)%
Revenues-Total	7,816	12,116	(35.5)%
Direct operating costs	2,779	2,872	(3.2)%
Margin (1)	5,037	9,244	(45.5)%
Depletion and impairment	8,668	5,612	54.5%
Operating income (loss)	$(3,631)	$3,632	(200.0)%
Capital expenditures	$3,612	$8,742	(58.7)%

(1)	Margin is defined as revenues less direct operating costs and excludes depletion and impairment.

Revenues decreased as a result of lower commodity prices partially offset by higher oil and natural gas and liquids production. Depletion and impairment expense in 2015 includes approximately $4.1 million of oil and natural gas property impairments compared to approximately $798,000 of oil and natural gas property impairments in 2014.

Corporate and Other	2015	2014	% Change
	(Dollars in thousands)
Selling, general and administrative	$13,445	$12,890	4.3%
Depreciation	$1,368	$1,134	20.6%
Net (gain) loss on asset disposals	$(2,998)	$(3,091)	(3.0)%
Interest income	$318	$208	52.9%
Interest expense	$9,249	$7,249	27.6%
Other income (expense)	$—	$3	(100.0)%
Capital expenditures	$606	$821	(26.2)%

Gains and losses on the disposal of assets are treated as part of our corporate activities because such transactions relate to corporate strategy decisions of our executive management group. Interest expense increased primarily due to borrowings under the 2015 Term Loan Agreement.

The following tables summarize operations by business segment for the six months ended June 30, 2015 and 2014:

Contract Drilling	2015	2014	% Change
	(Dollars in thousands)
Revenues	$689,799	$864,486	(20.2)%
Direct operating costs	366,658	506,377	(27.6)%
Margin (1)	323,141	358,109	(9.8)%
Selling, general and administrative	15,118	3,239	366.7%
Depreciation, amortization and impairment	242,459	218,176	11.1%
Operating income	$65,564	$136,694	(52.0)%
Operating days	26,731	36,777	(27.3)%
Average revenue per operating day	$25.81	$23.51	9.8%
Average direct operating costs per operating day	$13.72	$13.77	(0.4)%
Average margin per operating day (1)	$12.09	$9.74	24.1%
Average rigs operating	148	203	(27.1)%
Capital expenditures	$311,362	$336,840	(7.6)%

(1)

Margin is defined as revenues less direct operating costs and excludes depreciation, amortization and impairment and selling, general and administrative expenses. Average margin per operating day is defined as margin divided by operating days.

The decreases in revenues and direct operating costs primarily result from the decrease in the number of rigs operating.  Average revenue per operating day and average margin per operating day were higher in 2015 due to higher average dayrates and the early termination revenues of approximately $31.4 million.  Selling, general and administrative expenses for 2015 includes a $12.3 million charge related to a previously disclosed legal settlement.  The increase in depreciation expense reflects significant capital expenditures incurred in recent years to build new drilling rigs, to modify and upgrade existing drilling rigs and to acquire additional related equipment such as top drives, drill pipe, drill collars, engines, fluid circulating systems, rig hoisting systems and safety enhancement equipment.

Pressure Pumping	2015	2014	% Change
	(Dollars in thousands)
Revenues	$426,345	$546,838	(22.0)%
Direct operating costs	355,481	441,785	(19.5)%
Margin (1)	70,864	105,053	(32.5)%
Selling, general and administrative	9,444	9,935	(4.9)%
Depreciation, amortization and impairment	95,180	68,665	38.6%
Operating income (loss)	$(33,760)	$26,453	(227.6)%
Fracturing jobs	364	514	(29.2)%
Other jobs	1,153	1,938	(40.5)%
Total jobs	1,517	2,452	(38.1)%
Average revenue per fracturing job	$1,118.41	$993.05	12.6%
Average revenue per other job	$16.69	$18.79	(11.2)%
Average revenue per total job	$281.04	$223.02	26.0%
Average direct operating costs per total job	$234.33	$180.17	30.1%
Average margin per total job (1)	$46.71	$42.84	9.0%
Margin as a percentage of revenues (1)	16.6%	19.2%	(13.5)%
Capital expenditures and acquisitions	$139,819	$132,483	5.5%

(1)

Margin is defined as revenues less direct operating costs and excludes depreciation, amortization and impairment and selling, general and administrative expenses. Average margin per total job is defined as margin divided by total jobs. Margin as a percentage of revenues is defined as margin divided by revenues.

Revenues and direct operating costs decreased primarily due to a decrease in the number of jobs.  While at a slower rate, our customers have continued the development of unconventional reservoirs, resulting in an increase in the proportion of larger multi-stage fracturing jobs associated therewith. In connection with the horizontal shale and other unconventional resource plays, we have added equipment to perform service intensive fracturing jobs, including two acquisitions in 2014 of Texas-based pressure pumping operations. As a result, these larger multi-stage fracturing jobs are a larger proportion of the total fracturing jobs we performed.  Additionally, the average size of the multi-stage fracturing jobs has increased. Average revenue per fracturing job and average direct operating costs per total job increased as a result of this increase in the proportion of larger multi-stage fracturing jobs and the increased size of the jobs in 2015 as compared to 2014. However, the total number of jobs decreased as a result of  the downturn in the oil and natural gas industry. Depreciation expense increased due to capital expenditures.

Oil and Natural Gas Production and Exploration	2015	2014	% Change
	(Dollars in thousands)
Revenues-Oil	$12,955	$21,078	(38.5)%
Revenues - Natural gas and liquids	1,361	3,042	(55.3)%
Revenues-Total	14,316	24,120	(40.6)%
Direct operating costs	5,577	6,146	(9.3)%
Margin (1)	8,739	17,974	(51.4)%
Depletion and impairment	16,932	11,639	45.5%
Operating income (loss)	$(8,193)	$6,335	(229.3)%
Capital expenditures	$11,204	$17,426	(35.7)%

(1)	Margin is defined as revenues less direct operating costs and excludes depletion and impairment.

Oil and natural gas and liquids revenues decreased primarily as a result of lower commodity prices partially offset by higher oil and natural gas and liquids production.  Direct operating costs include a reduction in taxes due to lower revenues.  Depletion and impairment expense in 2015 includes approximately $7.4 million of oil and natural gas property impairments compared to approximately $1.8 million of oil and natural gas property impairments in 2014.

Corporate and Other	2015	2014	% Change
	(Dollars in thousands)
Selling, general and administrative	$27,451	$26,047	5.4%
Depreciation	$2,735	$2,268	20.6%
Net (gain) loss on asset disposals	$(5,914)	$(4,835)	22.3%
Interest income	$601	$384	56.5%
Interest expense	$17,790	$14,437	23.2%
Other income (expense)	$—	$3	(100.0)%
Capital expenditures	$1,248	$1,289	(3.2)%

Gains and losses on the disposal of assets are treated as part of our corporate activities because such transactions relate to corporate strategy decisions of our executive management group.  Interest expense increased primarily due to borrowings under the revolving credit facility and the 2015 Term Loan Agreement.

Adjusted EBITDA

Adjusted earnings before interest, taxes, depreciation and amortization (“Adjusted EBITDA”) is not defined by accounting principles generally accepted in the United States of America (“U.S. GAAP”).  We define Adjusted EBITDA as net income (loss) plus net interest expense, income tax expense (benefit) and depreciation, depletion, amortization and impairment expense.  We present Adjusted EBITDA (a non-U.S. GAAP measure) because we believe it provides to both management and investors additional information with respect to both the performance of our fundamental business activities and our ability to meet our capital expenditures and working capital requirements.  Adjusted EBITDA should not be construed as an alternative to the U.S. GAAP measures of net income (loss) or operating cash flow.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Net income (loss)	$(18,975)	$54,283	$(9,850)	$89,105
Income tax expense (benefit)	(14,720)	25,905	(8,000)	42,847
Net interest expense	8,931	7,041	17,189	14,053
Depreciation, depletion, amortization and impairment	181,924	153,426	357,306	300,748
Adjusted EBITDA	$157,160	$240,655	$356,645	$446,753

Income Taxes

Our effective income tax rate was 44.8% for the six months ended June 30, 2015, compared to 32.5% for the six months ended June 30, 2014. The Domestic Production Activities Deduction was enacted as part of the American Jobs Creation Act of 2004 (as revised by the Emergency Economic Stabilization Act of 2008), and allows a deduction of 9% on the lesser of qualified production activities income or taxable income.  For financial statement purposes, we expect a loss before income taxes for the year ending December 31, 2015; however, we currently expect to have taxable income for the year ending December 31, 2015, and the Domestic Production Activities Deduction is expected to provide a permanent tax benefit.  On June 15, 2015, legislation was enacted which permanently reduced the Texas Margin Tax rate.  This resulted in a permanent tax benefit that was recognized during the quarter ended June 30, 2015.  The interplay between the expected loss before income taxes for financial statement purposes, the permanent tax benefit expected to be provided by the Domestic Production Activities Deduction and the permanent tax benefit from the Texas Margin Tax rate resulted in a higher effective income tax rate for the six months ended June 30, 2015.

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

In April 2015, the FASB issued an accounting standards updated to provide guidance for the presentation of debt issuance costs.  Under this guidance, debt issuance costs shall be presented in the balance sheet as a direct deduction from the carrying amount of the related debt and shall not be classified as a deferred charge. Amortization of debt issuance costs shall continue to be reported as interest expense.  The requirements in this update are effective during interim and annual periods beginning after December 15, 2015.  The adoption of this update is not expected to have a material impact on our consolidated financial statements.

Volatility of Oil and Natural Gas Prices and its Impact on Operations and Financial Condition

Our revenue, profitability and cash flows are highly dependent upon prevailing prices for oil and natural gas and expectations about future prices.  For many years, oil and natural gas prices and markets have been extremely volatile.  Prices are affected by many factors beyond our control. During the nine months ended September 30, 2014, oil prices averaged $99.96 per barrel, natural gas prices averaged $4.59 per Mcf and demand for drilling activities increased.  During the three months ended December 31, 2014, drilling activity slowed as oil prices averaged $73.16 per barrel and natural gas prices averaged $3.80 per Mcf.  During the six months ended June 30, 2015, oil prices averaged $53.19 per barrel and natural gas prices averaged $2.82 per Mcf.  Drilling activity has significantly decreased since December 31, 2014.  Our average number of rigs operating remains well below the number of our available rigs.  Given current oil and natural gas pricing and existing market trends, we expect our average number of rigs operating to decline at a slower rate during the third quarter of 2015 than during the second quarter of 2015.

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

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk

We currently have exposure to interest rate market risk associated with any borrowings that we have under the Credit Agreement, the 2015 Term Loan Agreement and the Reimbursement Agreement.

Under the Credit Agreement, interest is paid on the outstanding principal amount of borrowings at a floating rate based on, at our election, LIBOR or a base rate.  The margin on LIBOR loans ranges from 2.25% to 3.25% and the margin on base rate loans ranges from 1.25% to 2.25%, based on our debt to capitalization ratio. At June 30, 2015, the margin on LIBOR loans was 2.75% and the margin on base rate loans was 1.75%. Based on our debt to capitalization ratio at March 31, 2015, the applicable margin on LIBOR loans is 2.25% and the applicable margin on base rate loans is 1.25% as of July 1, 2015.  Based on our debt to capitalization ratio at June 30, 2015, the applicable margin on LIBOR loans will be 2.25% and the applicable margin on base rate loans will be 1.25% as of October 1, 2015.  As of June 30, 2015, we had no amounts outstanding under our revolving credit facility and $77.5 million outstanding under our term loan facility at an interest rate of 3.125%. The interest rate on the borrowings outstanding under our revolving credit and term loan facilities is variable and adjusts at each interest payment date based on our election of LIBOR or the base rate.

Loans under the 2015 Term Loan Agreement bear interest, at out election, at the per annum rate of LIBOR plus 3.25% or base rate plus 2.25%.  As of June 30, 2015, we had $195 million outstanding under the 2015 Term Loan Agreement at an interest rate of 3.625%.

Under the Reimbursement Agreement, we will reimburse Scotiabank on demand for any amounts that Scotiabank has disbursed under any letters of credit.  We are obligated to pay to Scotiabank interest on all amounts not paid by us on the date of demand or when otherwise due at the LIBOR rate plus 2.25% per annum.  As of June 30, 2015, no amounts had been disbursed under any letters of credit.

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

Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10‑Q. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of June 30, 2015.

Changes in Internal Control Over Financial Reporting —There were no changes in our internal control over financial reporting during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act.

PART II — OTHER INFORMATION

ITEM 1. Legal Proceedings

We are party to various legal proceedings arising in the normal course of our business; we do not believe that the outcome of these proceedings, either individually or in the aggregate, will have a material adverse effect on our financial condition, results of operations or cash flows.  See Note 9 to our unaudited condensed consolidated financial statements in Item 1 of Part I – Financial Information.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

The table below sets forth the information with respect to purchases of our common stock made by us during the quarter ended June 30, 2015.

				Approximate Dollar
			Total Number of	Value of Shares
			Shares (or Units)	That May Yet Be
			Purchased as Part	Purchased Under
	Total	Average Price	of Publicly	the Plans or
	Number of Shares	Paid per	Announced	Programs
Period Covered	Purchased	Share	Plans or Programs	(in thousands)(1)
April 2015	238,434	$20.41	—	$187,016
May 2015	—	—	—	$187,016
June 2015	150,221	$20.92	8,618	$186,836
Total	388,655	$20.61	8,618	$186,836

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

101*

The following materials from Patterson-UTI Energy, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statement of Changes in Stockholders’ Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements.

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

Date: July 27, 2015