Form 10-K/A
period 2016-12-31
PATTERSON UTI ENERGY INC
filed 2017-03-13
CIK 889900

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

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

As of March 10, 2017, the registrant had outstanding 166,329,764 shares of common stock, $0.01 par value, its only class of common stock.

Documents incorporated by reference:

None.

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to Patterson-UTI’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016, filed with the U.S. Securities and Exchange Commission (the “SEC”) on February 13, 2017 (the “Original Report”), is to amend Part III, Items 10 through 14 of the Original Report to include information previously omitted from the Original Report in reliance on General Instructions G to Form 10-K, which provides that registrants may incorporate by reference certain information from a definitive proxy statement filed with the SEC within 120 days after the end of the fiscal year.

We are also amending Part IV, Item 15 of the Original Report to include certain exhibits to be filed with this Amendment No. 1 to the Original Report.

Except as described above, this Amendment No. 1 to the Original Report does not amend, update or change any other items or disclosures in the Original Report and does not purport to reflect information or events subsequent to the filing thereof.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Members of the Board of Directors

Set forth below is the name, age, position and a brief description of the business experience during at least the past five years of each of the members of Patterson-UTI’s Board of Directors, as well as specific qualifications, attributes and skills of such member that were identified by the Nominating and Corporate Governance Committee when such member was nominated to serve on the Board of Directors. There are no family relationships among any of the directors or executive officers of Patterson-UTI.

Name	Age	Position
Mark S. Siegel	65	Chairman of the Board and Director
Kenneth N. Berns	57	Senior Vice President and Director
Charles O. Buckner	72	Director
Michael W. Conlon	70	Director
Curtis W. Huff	59	Director
Terry H. Hunt	68	Director
Tiffany J. Thom	44	Director

When considering whether directors and nominees have the experience, qualifications, attributes and skills, taken as a whole, to enable the Board of Directors to satisfy its oversight responsibilities effectively in light of Patterson-UTI’s business and structure, the Nominating and Corporate Governance Committee and the Board of Directors focused primarily on the information discussed in each of the directors’ individual biographies set forth below.

In particular, with regard to Mr. Siegel, the Board of Directors considered his broad business and legal experience, as well as his expertise with respect to Patterson-UTI’s business. In addition, the Board considered Mr. Siegel’s demonstrated leadership for more than 20 years in the aggregate of Patterson-UTI and one of its predecessor companies, UTI Energy Corp. (“UTI”). In addition, the Board considered Mr. Siegel’s prior leadership experience in other public companies and in the oil services industry, and in numerous other businesses and industries. Mr. Siegel also brings substantial experience and expertise in mergers and acquisitions, capital structure transactions, strategic planning, and board and business management. Mr. Siegel’s broad and deep experience and expertise allows him to provide Patterson-UTI with valuable leadership in all areas of its business endeavors.

With regard to Mr. Berns, the Board of Directors considered his more than 30 years of financial, mergers and acquisitions and transactional experience, including more than 20 years in the oil and gas industry. This experience and background provides perspective on the cyclical nature of the oil and gas industry and allows Mr. Berns to provide valuable direction with respect to Patterson-UTI’s financial affairs, corporate transactions and strategic decisions.

With regard to Mr. Buckner, the Board of Directors considered his service as a director of oil and gas companies, as well as his experience, expertise and background with regard to accounting matters, which includes his role as the former chairman of Ernst & Young LLP’s U.S. energy practice.

With regard to Mr. Conlon, the Board of Directors considered his more than 40 years of experience handling corporate, securities and mergers and acquisition matters as a lawyer with an international law firm, as well as his service in a number of management roles throughout his tenure at the firm. The Board noted Mr. Conlon’s experience in representing numerous public companies, including Patterson-UTI, and other energy services companies, allows him to provide valuable insight on legal, governance and regulatory issues facing Patterson-UTI.

With regard to Mr. Huff, the Board of Directors considered his background as an executive of publicly traded oilfield services companies and as an owner and manager of a private investment firm focused on the oilfield service industry. The Board noted his knowledge and experience in a broad range of oilfield products and services and his current and historical experience in managing operations in both the United States and internationally. The Board also considered Mr. Huff’s expertise and background with regard to accounting and legal matters, which, among other things, provides guidance to Patterson-UTI in assessing its corporate governance structure, policies and procedures.

With regard to Mr. Hunt, the Board of Directors considered his more than 25 years of experience covering most phases of the upstream oil and natural gas industry in the United States and Canada, including the evaluation of exploration and development programs, oil and natural gas production and pipeline operations, and project development and major production facility construction. This experience and background provides Patterson-UTI with an invaluable perspective of the oil and natural gas industry and its customers. In addition, Mr. Hunt’s many years of senior executive experience leading natural gas distribution, storage and marketing companies provides insight into the management of multi-faceted businesses and the markets for natural gas in North America.

With regard to Ms. Thom, the Board of Directors considered her more than 20 years of operational and financial experience in the energy industry. The Board noted her service in various operational roles, including as a reservoir engineer for a major oil and gas exploration and production company. The Board also noted Ms. Thom’s prior executive management experience, including most recently as executive vice president and chief financial officer of a publicly traded independent oil and gas exploration and production company, which allows her to provide Patterson-UTI with valuable insight on financial and strategic matters.

Mark S. Siegel — Mr. Siegel has served as Chairman of the Board and as a director of Patterson-UTI since May 2001. Mr. Siegel served as Chairman of the Board and as a director of UTI from 1995 to May 2001, when UTI merged with and into Patterson-UTI. Mr. Siegel has been President of REMY Investors & Consultants, Incorporated (“REMY Investors”) since 1993. From 1992 to 1993, Mr. Siegel was President, Music Division, Blockbuster Entertainment Corp. From 1988 through 1992, Mr. Siegel was an Executive Vice President of Shamrock Holdings, Inc., a private investment company, and Managing Director of Shamrock Capital Advisors, Incorporated. Mr. Siegel holds a Bachelor of Arts degree from Colgate University and a J.D. from the University of California, Berkeley (Boalt Hall) School of Law.

Kenneth N. Berns — Mr. Berns has served as Senior Vice President of Patterson-UTI since April 2003 and as a director of Patterson-UTI since May 2001. Mr. Berns served as a director of UTI from 1995 to May 2001. Mr. Berns has been an executive with REMY Investors since 1994. Mr. Berns holds a Bachelor’s Degree in Business Administration from San Diego State University and a Master’s Degree in Taxation from Golden Gate University.

Charles O. Buckner — Mr. Buckner has served as a director of Patterson-UTI since February 2007. Mr. Buckner, a private investor, retired from the public accounting firm of Ernst & Young LLP in 2002 after 35 years of service in a variety of client service and administrative roles, including chairmanship of Ernst & Young’s U.S. energy practice. Mr. Buckner has served as a director for KLR Energy Acquisition Corp., a blank check company formed to source, acquire and, after its initial business combination, build an oil and gas exploration and production business (“KLR Energy”), since March 2016. Mr. Buckner served as a director of Energy Partners, Ltd., a publicly held company with oil and natural gas exploration and production on the continental shelf in the Gulf of Mexico from 2009 to 2014, Global Industries, Ltd., a marine construction services company with global operations from 2010 to 2011, Gateway Energy Corporation, a publicly held oil and gas pipeline company from 2008 to 2010, Horizon Offshore, Incorporated, a marine construction services company for the offshore oil and gas industry from 2003 to 2007, and Whittier Energy Corporation, a publicly held company with domestic onshore oil and natural gas exploration and production from 2003 to 2007. Mr. Buckner is a Certified Public Accountant and holds a Bachelor of Business Administration from the University of Texas and a Masters of Business Administration from the University of Houston.

Michael W. Conlon — Mr. Conlon has served as a director of Patterson-UTI since September 2012. Mr. Conlon retired as a partner of the law firm, Norton Rose Fulbright US LLP, in January 2012 after 40 years with the firm. Mr. Conlon specialized in corporate, securities and merger and acquisition matters. Mr. Conlon was partner-in-charge of the firm’s Houston office from 2007 to 2011, was co-partner-in-charge from 2001 to 2007 and partner-in-charge of its Washington, D.C. office from 1992 to 1998. Mr. Conlon currently is an Advisory Director to Tailored Brands, Inc., a specialty retailer of men’s apparel and international supplier of corporatewear, and an NYSE listed company. Mr. Conlon holds a Bachelor of Arts degree in Economics from Catholic University of America, where he graduated magna cum laude and as a member of Phi Beta Kappa, and a Juris Doctorate from the Duke University School of Law, where he graduated as a member of the Order of the Coif.

Curtis W. Huff — Mr. Huff has served as a director of Patterson-UTI since May 2001 and served as a director of UTI from 1997 to May 2001. Mr. Huff is owner and Chairman of Freebird Partners, a private investment firm created in 2002 that is focused on oilfield service companies and technology. Mr. Huff was Managing Director of Intervale Capital, an oilfield service private equity firm that Mr. Huff co-founded in 2006, and he was a senior advisor to that firm from 2012 to February 2015. Mr. Huff also serves as Chairman of Impact Fluid Solutions LP, which provides drilling and production solutions for oil and gas operators and fluid companies. Mr. Huff served as the President and Chief Executive Officer of Grant Prideco, Inc., a provider of drill pipe and other drill stem products, from February 2001 to June 2002. From January 2000 to February 2001, Mr. Huff served as Executive Vice President, Chief Financial Officer and General Counsel of Weatherford International, Inc., one of the world’s largest international oilfield services companies. He served as Senior Vice President and General Counsel of Weatherford from May 1998 to January 2000. Mr. Huff began his professional career in 1983 with the law firm of Norton Rose Fulbright US LLP where he specialized in corporate, securities and merger and acquisition matters. Mr. Huff was made a partner in that firm in 1989 where he served until 1998 when he joined Weatherford. Mr. Huff holds a Bachelor of Arts degree and J.D. from the University of New Mexico, where he graduated as a member of the Order of the Coif and cum laude, and a Masters of Law from New York University School of Law. Mr. Huff is a Vice Chairman of the Board of Directors of the University of St. Thomas in Houston, Texas, and a member of the board of directors of the Houston Food Bank.

Terry H. Hunt — Mr. Hunt has served as a director of Patterson-UTI since April 2003 and served as a director of UTI from 1994 to May 2001. Mr. Hunt is an energy consultant and retired senior natural gas and electric utility executive. Mr. Hunt served as Senior Vice President — Strategic Planning of PPL Corporation, an international energy and utility holding company, from 1998 to 2000. Mr. Hunt served as the President and Chief Executive Officer of Penn Fuel Gas, Inc., a Pennsylvania-based natural gas and propane distribution company, from 1992 to 1999. Previously, Mr. Hunt was President of Carnegie Natural Gas and Apollo Gas Company, both Appalachian natural gas distribution companies. He also previously served in senior management positions in natural gas project and venture development, oil and natural gas exploration and development evaluation and operations and major production facilities construction with Texas Oil & Gas Corp. and Atlantic Richfield. Mr. Hunt holds a Bachelor of Engineering degree from the University of Saskatchewan, Canada and a Masters of Business Administration from Southern Methodist University.

Tiffany J. Thom — Ms. Thom has served as a director of Patterson-UTI since August 2014. Ms. Thom has served as the Chief Financial Officer of KLR Energy since January 2015. Ms. Thom served as a director of Yates Petroleum Corporation, a privately owned, independent oil and gas exploration and production company, from October 2015 to October 2016. Ms. Thom served four years as the Chief Financial Officer of EPL Oil & Gas, Inc., and was further appointed Executive Vice President in January 2014, and she served in those roles until June 2014, when EPL was sold. Ms. Thom began her career with EPL as a Senior Asset Management Engineer, a position she held until she was appointed Director of Corporate Reserves in September 2001. Ms. Thom was named EPL’s Director of Investor Relations in April 2006 and Vice President, Treasurer and Investor Relations in July 2008. In July 2009, Ms. Thom was designated as EPL’s Principal Financial Officer and, in September 2009, she was appointed Senior Vice President. Ms. Thom has more than 20 years of energy industry experience and prior to joining EPL, she was a Senior Reservoir Engineer with Exxon Production Company and ExxonMobil Company with operational roles including reservoir engineering and subsurface completion engineering for numerous offshore Gulf of Mexico properties. Ms. Thom holds a B.S. in Engineering from the University of Illinois and a Masters of Business Administration in Management with a concentration in Finance from Tulane University.

Executive Officers

Set forth below is the name, age and position followed by a brief description of the business experience during at least the past five years for each executive officer of Patterson-UTI who is not also a member of the Board of Directors.

Name	Age	Position
William Andrew Hendricks, Jr.	52	President and Chief Executive Officer
John E. Vollmer III	61	Senior Vice President — Corporate Development, Chief Financial Officer and Treasurer
Seth D. Wexler	45	Senior Vice President, General Counsel and Secretary
James M. Holcomb	54	President — Patterson-UTI Drilling Company LLC

William Andrew Hendricks, Jr. — Mr. Hendricks has served as President and Chief Executive Officer of Patterson-UTI since October 2012. From April 2012 through September 2012, he served as Chief Operating Officer of Patterson-UTI. From May 2010 through March 2012, Mr. Hendricks served as President of Schlumberger Drilling & Measurements, a division of Schlumberger Limited, a global provider of oilfield services. Prior to that date, Mr. Hendricks worked for Schlumberger in various worldwide locations and capacities since 1988, including serving in numerous executive positions since 2003. Mr. Hendricks holds a Bachelor of Science in Petroleum Engineering from Texas A&M University.

John E. Vollmer III — Mr. Vollmer has served as Chief Financial Officer and Treasurer of Patterson-UTI since November 2005 and Senior Vice President — Corporate Development of Patterson-UTI since May 2001. Mr. Vollmer also served as Secretary of Patterson-UTI from November 2005 to February 2007. Mr. Vollmer served as Senior Vice President, Chief Financial Officer, Secretary and Treasurer of UTI from 1998 to May 2001. From 1992 until 1997, Mr. Vollmer served in a variety of capacities at Blockbuster Entertainment, including Senior Vice President — Finance and Chief Financial Officer of Blockbuster Entertainment’s Music Division. Mr. Vollmer holds a Bachelor of Arts in Accounting from Michigan State University.

Seth D. Wexler — Mr. Wexler has served as Senior Vice President, General Counsel and Secretary of Patterson-UTI since February 2017 and General Counsel and Secretary of Patterson-UTI since August 2009. From March 1998 to August 2009, he specialized in securities law and mergers and acquisitions for the law firm of Norton Rose Fulbright US LLP, including as a partner of such law firm since January 2007. Mr. Wexler holds a Bachelor of Business Administration in Finance from the University of Texas at Austin, a Juris Doctorate from the University of Houston Law Center and a Masters of Business Administration from the University of Houston.

James M. Holcomb — Mr. Holcomb has served as President of Patterson-UTI Drilling Company LLC since January 2012. Mr. Holcomb came to Patterson-UTI in February 1998 with the acquisition of Robertson Onshore Drilling Company and since that time has served in numerous operational management roles, including as Senior Vice President of Operations of Patterson-UTI Drilling Company LLC from April 2006 to January 2012. Mr. Holcomb has over 30 years of experience in contract drilling operations. Mr. Holcomb holds a Bachelor of Science Degree in Business Management from LeTourneau University.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires Patterson-UTI’s officers and directors and persons who own more than 10 percent of a registered class of Patterson-UTI’s equity securities, to file reports of ownership and changes in ownership with the SEC. Each of these persons is required by SEC regulation to furnish Patterson-UTI with copies of Section 16(a) filings. Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to Patterson-UTI during 2016 and Forms 5 and amendments thereto furnished to Patterson-UTI with respect to 2016, or a written representation from the reporting person that no Form 5 is required, all filings required to be made by such officers, directors, and beneficial owners of more than 10 percent of a registered class of Patterson-UTI’s common stock were timely made. In February 2017, one Form 4 to reflect the exercise by Mr. Buckner of stock options was not timely filed due to a Patterson-UTI administrative error.

Code of Business Conduct and Ethics

Patterson-UTI has adopted a Code of Business Conduct and Ethics for Senior Financial Executives, which covers, among others, our principal executive officer and principal financial and accounting officer. The text of this code is located on Patterson-UTI’s website under “Governance.” The Company’s Internet address is www.patenergy.com. Patterson-UTI intends to disclose any amendments to or waivers from this code on its website.

Audit Committee

Patterson-UTI has a separately standing Audit Committee established in accordance with section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Audit Committee members are Messrs. Buckner (chairman), Huff and Hunt and Ms. Thom, each of whom is independent within the meaning of applicable rules under the Exchange Act, and within the meaning of the Nasdaq listing standards. The Board has determined that Messrs. Buckner and Huff and Ms. Thom are “audit committee financial experts” within the meaning of applicable SEC rules.

Item 11.	Executive Compensation.

COMPENSATION DISCUSSION AND ANALYSIS

The following Compensation Discussion and Analysis (“CD&A”) sets forth the principal compensation policies and programs of Patterson-UTI for our Named Executive Officers. Except as otherwise specifically described below, the discussion in this CD&A applies to all of our Named Executive Officers. References in this CD&A to the “top four Named Executive Officers,” however, refer only to Messrs. Hendricks, Siegel, Vollmer and Berns (with correlating discussion regarding the same compensation elements as applied to our other Named Executive Officer, Mr. Holcomb, who leads our contract drilling business, addressed separately in this CD&A).

Executive Summary

The compensation program at Patterson-UTI, which is managed by the Compensation Committee, is specifically designed for Patterson-UTI and its particular business and organizational structure. A guiding principle of our executive compensation program is to align the interests of our management with that of our stockholders and to create incentives that further the corporate goals of Patterson-UTI and deliver value to our stockholders.

CONTINUED OUTSTANDING PERFORMANCE THROUGH GOOD AND BAD MARKETS AND DESPITE SEVERE INDUSTRY DOWNTURN

Patterson-UTI Total Shareholder Return (Periods Ending December 31, 2016) has consistently demonstrated superb relative performance as compared to our peer group over the past five years:

•	1-year total shareholder return: 89th percentile

•	2-year total shareholder return: 100th percentile (i.e., ranked number “1”)

•	3-year total shareholder return: 100th percentile (i.e., ranked number “1”)

•	5-year total shareholder return: 99th percentile

These returns have been delivered by Patterson-UTI through both good and down markets and during one of the most challenging times that our industry has experienced in the past 30 years. The returns are reflective of our approach to building our business for the long-term and recognizing the cyclical nature of our industry. Our compensation structure mirrors this approach and seeks to reward our executive management team for full cycle returns through a focus on variable and long-term compensation.

PAY FOR PERFORMANCE

Pay for performance is a fundamental component of our compensation program. We believe that a key indicator of a well-functioning compensation program is alignment between total realizable compensation and company performance — pay-for-performance. As indicated in the following chart, Patterson-UTI’s record is outstanding when based on a pay-for-performance standard.

We believe our program of having approximately 75% of targeted compensation for our top four Named Executive Officers in the form of variable cash or equity-based compensation, with at least 50% of targeted compensation having some dependence on long-term results, has had the desired effect of aligning executive compensation with our stock performance.

Our annual cash incentive bonus compensation has also directly linked compensation to performance. This has in recent years been accomplished in two ways:

•	First, the Compensation Committee established a total “potential” compensation pool that has been tied to Patterson-UTI’s annual earnings before interest, taxes, depreciation, amortization and impairment expense (“Adjusted EBITDA”).

•	Second, actual cash payouts from the pool have been based on performance and results, giving consideration to criteria other than Adjusted EBITDA such as team performance in executing on strategic goals, maintaining excellent safety performance, reducing costs of rig manufacturing, improving market share, comparing margin and revenue per day results on an absolute basis and against direct competitors, executing supply chain initiatives in a contracting industry, growth in returns on equity and capital, management of capital expenditures in a down part of the industry cycle, expanding into international markets and achieving operational and financial successes.

Although Adjusted EBITDA has been used to determine the maximum incentive cash compensation pool, Adjusted EBITDA has not been the sole factor or metric used. We believe that this structure has provided a direct link between compensation and the financial performance of Patterson-UTI, while allowing for adjustments for individual performance and non-financial corporate results.

SUBSTANTIALLY REDUCED COMPENSATION IN LIGHT OF INDUSTRY CONDITIONS

As noted above, Patterson-UTI’s compensation program has been designed to adjust compensation to market conditions.

There are four key principles by which our compensation program has achieved its objectives:

•	Very modest fixed salaries are maintained for the top four Named Executive Officers (less than 25% of annual compensation).

•	Annual cash incentives are tied to Adjusted EBITDA, with additional financial and operational measurements that are aligned with Patterson-UTI’s business strategy and operational plans.

•	Performance Units emphasize absolute shareholder return as well as relative shareholder return.

•	Substantial portion of total compensation (60% or more) is linked to stock performance.

As a result of these policies and other downward adjustments (discussed below), total reported compensation for the top four Named Executive Officers declined by more than 28% from 2014 to 2015 and more than 15% from 2015 to 2016. These declines followed the declines in Patterson-UTI’s Adjusted EBITDA, notwithstanding Patterson-UTI’s top tier performance against its peers.

SHAREHOLDER ALIGNMENT THROUGH EMPHASIS ON EQUITY-BASED COMPENSATION

Our compensation structure is designed to align the financial rewards of our executive management with those of our shareholders. We have typically targeted 60% or more of total compensation to be in the form of equity-based awards, with time-based vesting, performance-based vesting, or both. We believe that this structure has the desired effect of aligning executive compensation with the returns realized by our stockholders. In periods where our total shareholder return has not been in the higher percentiles or during periods of industry contraction such as we have recently experienced, the realizable equity compensation of our Named Executive Officers may be significantly less than that reported in our proxy statements because of the lower realizable value of the equity-based compensation. Accordingly, as a result of our emphasis on equity-based and variable compensation, we have historically seen a direct correlation between performance and realizable compensation.

LISTENING TO OUR SHAREHOLDERS

We believe that it is important for us to engage with our shareholders on executive compensation issues. Accordingly, we have discussed with and sought input from our large stockholders on key executive compensation issues. Based on advice of our independent compensation consultant, stockholder feedback and review of published best practices and guidelines on compensation policies, the Compensation Committee modified our 2016 peer group, which is used for executive compensation benchmarking and determining our relative performance results in the context of our long-term incentive program. The modified peer group was used in determining equity-based awards that were granted in 2016, although outstanding equity-based awards that were granted prior to 2016 will continue to be evaluated using the peer group in effect at the time those awards were granted. See “Process for Determination of Executive Compensation — Peer Group” and “Consideration of ‘Say on Pay’ Voting Results and Engagement with Stockholders.”

ADHERENCE TO GOOD GOVERNANCE AND COMPENSATION POLICIES

We are mindful of the positive impact that strong corporate governance can have on maintaining an executive compensation program that is aligned with the interest of Patterson-UTI’s stockholders. Accordingly, Patterson-UTI has adopted the following practices:

•	No re-pricing of options,

•	No single trigger change-of-control arrangements,

•	No new agreements with tax gross-ups and none entered into in more than five years,

•	Claw-back provisions that apply to our executive officers for financial statement restatements,

•	Share ownership requirements for our executive officers and directors,

•	Anti-pledging policy for our executive officers and directors,

•	Anti-hedging policy for our executive officers and directors, and

•	Stock options have exercise prices equal to or greater than the market price of a share of our common stock at time of grant and have a minimum one year vesting requirement.

Our executive compensation program has the following key design features, which we believe are reflective of strong corporate governance:

•	Emphasis on variable equity and cash compensation to link realized compensation to performance,

•	60% or more of total compensation in the form of long-term incentives,

•	No perquisites to top four Named Executive Officers that are not widely available to our other employees,

•	Use of advice from independent compensation consultant and feedback from stockholders,

•	Use of relevant peer data in benchmarking total compensation and specific components of compensation,

•	Rigorous annual review of market compensation and our performance against targets and peers, and

•	Variable and equity-based compensation measured on both an absolute basis and comparative basis relative to peers.

RECOGNITION OF CHANGES IN THE MANAGEMENT TEAM AND RELATED COMPENSATION

Patterson-UTI has operated for many years based on a team approach to executive management. Under this approach, Patterson-UTI has had both an Executive Chairman and CEO for more than 15 years, with a division of responsibility between the two roles. With this team approach, compensation for the top four Named Executive Officers has been based on a total compensation package for the team based on peer data, and then allocated by the Compensation Committee among the team members based on the recommendations of Mr. Siegel and Mr. Hendricks. Over the past four years, the allocations (which are discussed in greater detail below) have evolved with changes in our executives and their respective responsibilities.

In late 2012, Mr. Hendricks became our CEO with the expectation that over time Mr. Siegel, our Executive Chairman, would be able to reduce the amount of time devoted to Patterson-UTI and Mr. Hendricks would assume responsibility for many of the roles provided by Mr. Siegel. Since joining Patterson-UTI, Mr. Hendricks has proven himself to be one of the top CEOs in the industry and has been instrumental in the continued transformation of Patterson-UTI. In anticipation of a planned transition of Mr. Siegel to a less active day-to-day executive management role, the Compensation Committee reviewed and approved in 2015 Mr. Siegel’s request to lower his cash incentive and equity-based compensation allocation by 40% in 2015 and by an additional 40% in 2016, although as discussed below, the Compensation Committee determined that Mr. Siegel’s cash incentive payment for 2016 should not reflect an additional reduction from 2015 because his activity and contribution to Patterson-UTI in 2016 were far greater than originally planned. With the reduction in Mr. Siegel’s compensation there has been a commensurate reduction in the size of the overall allocated cash incentive and equity-based compensation pools and related potential compensation of the Named Executive Officers.

The Compensation Committee believes that these refinements in the team compensation allow for compensation that properly rewards a talented CEO, and also provides room for compensation for emerging managers.

LONG-TERM GOALS SUPPORTED BY OUR EXECUTIVE COMPENSATION PROGRAM

The Compensation Committee believes that the compensation program effectively rewards our executive management for adhering to Patterson-UTI’s long-term goals, which include:

•	Providing quality services for our customers in a safe and efficient manner,

•	Generating strong financial performance and returns for our stockholders,

•	Attracting and retaining highly qualified individuals, with a strong emphasis on teams working together to capitalize on opportunities and solve problems, and

•	Being a model corporate citizen in the communities in which we work.

While adherence to these goals is vitally important, the Compensation Committee also recognizes that the downturn in the oil and gas industry has called for creativity and nimbleness in addressing the hardships faced by all industry participants, including employees, suppliers and customers. We believe that the combination of short and long-term incentives strikes the appropriate balance between these competing interests. We believe Patterson-UTI has generally been able to outperform the market during the downturn due to the focus and efforts of our management team.

ONGOING REVIEW OF COMPENSATION STRUCTURE TO ASSURE EFFECTIVENESS

Our current incentive compensation structure has been in effect for nearly 20 years. During this period of time, Patterson-UTI has significantly grown and evolved. The markets in which we compete have also changed. With the pending closing of our acquisition of Seventy Seven Energy Inc. (“SSE”), our Compensation Committee has begun a review and assessment of our compensation and incentive plans and policies to assure that they will continue to be effective in providing the right incentives and compensation to our executives, tie pay to performance and appropriately align the interests of our executives with our shareholders. This review was also prompted in light of the significantly reduced cash bonuses for our executives and lack of payouts under our performance units in 2016 and potentially in 2017, despite exceptional performance by Patterson-UTI against its peers both operationally and in total shareholder returns.

The Compensation Committee has requested that the Lead Director and the Chairman of the Compensation Committee develop a proposal for a contemporary structure and methodology for the Compensation Committee to consider, which would contain additional performance metrics. Although it is expected there will be changes in the application of various components of our long and short-term compensation structures, the overall objective of tying executive compensation to performance and emphasizing variable compensation and equity is expected to continue.

CONCLUSION

In summary, we believe that our compensation program for the Named Executive Officers has achieved the objective of being able to attract and retain strong executive management, while creating a structure that links pay to performance on both a corporate and individual basis.

Patterson-UTI’s Transformation in the Last 15 Years

•	Grew to a position of national industry leadership,

•	Transformed its fleet to one of the most modern fleets of high-technology land drilling rigs,

•	Became a major competitor in the U.S. pressure pumping market with a fleet of over 1 million horsepower,

•	Became an industry leader in safety,

•	Diversified its customer and geographical base as well as regional capabilities,

•	Became a technical leader in rig design and a leader in U.S. shale drilling,

•	Increased revenue from $582 million to $916 million in 2016,

•	Organically grew shareholders’ equity from $481 million to approximately $2.25 billion in 2016,

•	Returned more than $1.4 billion back to our stockholders in the form of share repurchases and dividends, and

•	Entered into a merger agreement, which would be expected to add upon closing, among other things, 40 AC drilling rigs and approximately 500,000 fracturing horsepower to Patterson-UTI’s existing equipment fleet.

Our Business

Patterson-UTI is an oilfield services company that primarily owns and operates in the United States one of the largest fleets of land-based drilling rigs and a large fleet of pressure pumping equipment. Our contract drilling business operates in the continental United States and western Canada, and we are pursuing contract drilling opportunities outside of North America. We also manufacture and sell pipe handling components and related technology to drilling contractors in North America and other select markets. In addition, we own and invest, as a non-operating working interest owner, in oil and natural gas assets that are primarily located in Texas and New Mexico. Our industry is subject to wide swings in activity based on oil and natural gas prices, demand for oil and natural gas and general economic activity.

The North American oil and natural gas industry has experienced a significant transformation in recent years due to technological advances in the horizontal drilling and completion of oil and natural gas wells. Today, more than 80% of U.S. land drilling is focused on these types of wells, which typically require higher specification rigs and large amounts of pressure pumping horsepower.

Beginning in mid-2014 after a period of significant growth, the oil and gas industry entered into a downturn the extent and severity of which had not been seen since the mid-1980s. In a period of a year and a half, crude oil prices fell more than 70% from their recent highs with drilling and completion activity levels following suit. Drilling and completion activity in the United States declined significantly through the first part of 2016. With the fall in commodity prices, oil and gas companies saw their cash flows precipitously decline and pricing across the industry for drilling and other services followed suit, with many companies pricing their services at marginal cash costs in order to maintain business. The fall in drilling and completion activity affected all sectors of the industry, with domestic drillers and pressure pumping companies like Patterson-UTI being some of the hardest hit. These conditions continued into 2016, with the closing price of crude oil reaching a twelve-year low in February 2016.

As the market began its decline in 2014, our executive management immediately began taking aggressive action to right size our operations and to protect stockholder value by reducing headcount and unnecessary costs and cutting and deferring capital expenditures where possible. These actions included significantly lowering our cost structure through the downturn by the following:

•	Reduced Employee Headcount. Employee headcount was reduced nearly 74% from, approximately 9,100 at October 31, 2014 to approximately 2,400 at May 31, 2016.

•	Costs Cut to Match Activity Levels. Management aggressively cut costs in our drilling and pressure pumping businesses to be in line with a significantly reduced level of business activity.

•	Savings from Supply Chain. Supply chain management achieved over $40 million in drilling and pressure pumping savings in 2016.

•	Reduced Capital Expenditures. Capital expenditures were cut nearly 84% in 2016, from $744 million in 2015 to $120 million in 2016.

Oil and natural gas prices have recovered substantially from the lows experienced in the first quarter of 2016. During the fourth quarter of 2016, the Organization of Petroleum Producing Countries (“OPEC”) and certain non-OPEC countries, including Russia, announced an agreement to cut oil production. The announcement resulted in an increase in oil prices. In response to improved prices, U.S. rig counts have been increasing, and Patterson-UTI’s rig count has been steadily improving on a monthly basis since May 2016.

In mid-2016, our executive management continued to manage through the downturn, began taking actions to prepare for a recovery and continued to review strategic opportunities. These actions included the following:

•	Employee Hiring. Employee head count was increased approximately 37%, from approximately 2,400 at May 31, 2016 to approximately 3,300 at December 31, 2016.

•	Equipment Upgrades. Upgraded equipment on a strategic basis by adding high pressure circulating systems and walking systems to select drilling rigs.

•	Supply Chain Achievements. Renegotiated proppant contracts to ensure supply and favorable pricing for increasing activity, and designed and deployed an improved logistics solution for product movement to drive efficiency and savings.

•	Strategic Merger Agreement. Entered into a merger agreement in December 2016 with a provider of contract drilling, pressure pumping and oilfield rental services, which would be expected to add upon closing, among other things, 40 AC drilling rigs and approximately 500,000 fracturing horsepower to Patterson-UTI’s existing equipment fleet.

Although Patterson-UTI’s financial results, like others in our industry, have been materially negatively impacted by adverse market conditions, Patterson-UTI was able to generate strong cash flow from operating activities in 2016, maintain, and in some cases increase, drilling market share, preserve cash and strengthen its balance sheet to weather the downturn and prepare for a recovery, and enter into a significant, strategic merger agreement. As of December 31, 2016, our contract drilling backlog for future revenues under term contracts, which we define as contracts with a fixed term of six months or more, was approximately $417 million, our working capital was approximately $18.5 million (excluding the net proceeds from a January 2017 equity offering), and the availability under our revolving credit facility was $500 million.

We believe Patterson-UTI has generally been able to outperform the market during this downturn and is well positioned for an industry recovery due to the focus and efforts of our executive management team.

Compensation Philosophy and Objectives

Our overriding philosophy for the compensation of our key executives is to link their compensation with Patterson-UTI’s operational and market performance and to establish incentives that reward them for their achievement of both short-term tactical and long-term strategic objectives. In doing so, we seek to offer competitive compensation packages designed to attract and retain highly qualified individuals and to motivate and reward our executives in achieving Patterson-UTI’s goals. Our executive compensation program also seeks to reward excellence in performance and foster a collaborative team framework among our top executives.

Key Compensation Principles

Our executive compensation program has historically emphasized the following key principles: (i) emphasis on long-term incentives, (ii) low comparative base compensation with variable incentive cash compensation based on financial results, (iii) emphasis on equity-based compensation for long-term value creation and (iv) team compensation structure.

Emphasis on Long-Term Incentives

Our compensation program places a strong emphasis on creating long-term value through the use of long-term incentives. We seek to achieve a proper balance in our compensation program between long-term and current compensation by using a combination of equity-based awards, with time-based vesting, performance-based vesting, or both, for long-term incentives and fixed and variable cash for short-term incentives. Our compensation arrangements take into account the cyclical and volatile nature of our industry.

Our long-term incentive compensation relies on equity-based awards, rather than cash, as a means of aligning the interests of executive management with the Company’s stockholders. Historically, equity awards for long-term incentives have typically represented between 60-75% of total compensation, while fixed and variable cash for short-term incentives has typically represented between 25-40% of total compensation. Variations in these percentages may occur due to either an exceptionally strong or weak year in which Patterson-UTI’s Adjusted EBITDA and related cash bonus compensation fluctuate in tandem or there is market volatility affecting the grant date valuation of options and performance units using the methodologies required for reporting equity-based compensation.

In 2016, the mix between long-term equity awards, and fixed and variable cash for short-term incentives, for our top four Named Executive Officers was 81% and 19%, respectively.

2016 Split Between Short-Term Compensation

(Fixed-Salary and Annual Cash Incentive) and Long-Term Compensation

(Top Four Named Executive Officers)

Cash Compensation Emphasizes Low Base Salaries with Variable Cash Compensation Tied to Financial Results

We have designed the cash component of our compensation program to be mostly variable by using comparatively low base salaries and variable cash bonuses tied to Patterson-UTI’s Adjusted EBITDA. The variable cash bonuses potentially could be lower during poor industry environments, such as what we experienced in 2009, 2015 and 2016, and could be higher during good industry environments. We enacted this variable cash component of our compensation program over ten years ago, whereby we establish a percentage of total Adjusted EBITDA for a maximum potential executive management bonus pool that is then adjusted as explained below and allocated among the top four Named Executive Officers. No bonuses will be paid unless an Adjusted EBITDA threshold is achieved, and even then, no bonuses are guaranteed under this program.

The variable cash bonus pool is determined as follows:

•	Annually, the Compensation Committee sets an Adjusted EBITDA threshold amount (generally around 60% of the initial budgeted Adjusted EBITDA). If this threshold is not achieved, there are no cash bonuses for the period. As a result of the cyclical nature of our business and the very strong correlation between oil and natural gas prices and our financial results, the threshold Adjusted EBITDA amount frequently changes from one year to the next in-line with our budgeted expectations of activity for the year. The Adjusted EBITDA threshold for 2016 was $150 million, which reflected the severe contraction that the oil and gas industry experienced in 2015 and that was expected to continue in 2016. The Adjusted EBITDA threshold requirement also is intended to address requirements of Section 162(m) of the Internal Revenue Code.

•	The Compensation Committee then sets a team maximum bonus potential as a percent of Adjusted EBITDA. Our allocation among the top four Named Executive Officers in 2016 was a team maximum bonus potential of up to 0.81% of Adjusted EBITDA. This percentage was determined in a manner to be consistent with the relative team compensation allocation discussed below under “Team Compensation Structure”, and this percentage is expressed throughout this CD&A prior to giving effect to the reduction attributable to Mr. Siegel. The bonus pool range for 2016 was 0.55% to 0.81% of Adjusted EBITDA, but the effective bonus pool range for 2016 was zero to 0.81% of Adjusted EBITDA, since no bonuses would be paid if the Adjusted EBITDA threshold was not achieved and the Compensation Committee also had the authority to not award any cash bonus, regardless of whether the Adjusted EBITDA threshold was achieved). The annual payout amount is also limited to $5 million to any individual in a year.

•	Annually, the Compensation Committee assesses executive management’s performance and determines the performance-adjusted bonus pool percentage that will be used to calculate the actual amount of the bonus pool. For 2016, the performance-adjusted bonus pool award to the top four Named Executive Officers was 0.81% of Adjusted EBITDA. The determination of the Adjusted EBITDA percentage for the top four Named Executive Officers and the performance measures applied for this group in 2016 are described in the following paragraphs.

In early 2017, the Compensation Committee determined the actual performance-adjusted bonus pool percentage of 0.81% for 2016 based on the Compensation Committee’s assessment of Patterson-UTI’s and executive management’s progress toward achievement of certain strategic and other objectives, including those described in the following paragraph. The Compensation Committee took into account both the strategic and operational successes during the year as well as the impact during the year of the significant industry decline and subsequent beginning of a recovery. This bonus pool size was reduced to reflect the same compensation adjustment for Mr. Siegel as was made in 2015, resulting in an actual total bonus pool award to the top four Named Executive Officers for 2016 of 0.69% of Adjusted EBITDA. Other participants’ cash incentive payment amounts did not increase or decrease as a result of the change in Mr. Siegel’s sharing percentage.

In determining the performance-adjusted bonus pool percentage for 2016, the Compensation Committee considered many metrics, including:

•	Patterson-UTI had a continued strong and improving safety performance that drove the industry incident averages lower, and the total recordable incident rate for the year for the drilling company was the lowest in Patterson-UTI’s history.

•	Management demonstrated agility and exceptional performance in responding to a continued industry slowdown in the first half of 2016 and to a sharp recovery of commodity prices and energy industry confidence in the second half of 2016.

•	Patterson-UTI’s total shareholder return in 2016 was 80%, which placed it at the 89th percentile among its peer group of companies.

•	Patterson-UTI’s total shareholder return for the two- and three-year periods ended December 31, 2016 was the highest among its peer group of companies.

•	Patterson-UTI activated 37 rigs from a low rig count in April 2016 through year-end, and its drilling market share increased slightly year-over-year.

•	Patterson-UTI upgraded in a cost-effective manner nearly 30 rigs to the “new market and customer standard” and produced the highest high-spec rig utilization among Patterson-UTI’s peer drilling companies.

•	Patterson-UTI quickly moved from a downsized and maintenance mode during the severe downturn in the pressure pumping business to an expansion mode in the final one-third of the year and early 2017 by activating two new frac spreads in response to increased industry interest and modest pricing improvement.

•	Patterson-UTI maintained a strong balance sheet throughout the year, which included reducing debt by $255 million.

•	Patterson-UTI completed a significant technology-related acquisition of Warrior and signed a company-changing merger agreement.

Accordingly, the Compensation Committee determined that management had exceptional performance in a very challenging year. This outstanding performance supported a slight increase of the percentage from 0.78% in 2015 to 0.81% in 2016, recognizing that the actual amount of the bonuses would be substantially reduced from 2014 and 2015 because of the significant reduction in Patterson-UTI’s Adjusted EBITDA. So, while the multiplier percentage increased by 0.03% over 2015, the actual amount of the top four Named Executive Officer bonus pool for 2016 was reduced by 79%, or over $5.5 million, from 2014 and by 62%, or over $2.4 million, from 2015.

In addition, although total shareholder return is not directly used in determining the performance-adjusted bonus pool percentage, the Compensation Committee considered that Patterson-UTI’s total shareholder return was:

•	at the 89th percentile among its peer group of companies in 2016,

•	the highest among its peer group of companies over the past two-and three-year periods,

•	significantly higher than most of its primary land drilling and pressure pumping peers in 2016, and

•	a substantially higher percentage in 2016 than 2015, yet there was a substantial decrease in the amount of the bonuses paid.

We believe that this variable cash compensation structure provides a direct link between compensation and the financial performance of Patterson-UTI, while allowing for adjustments for individual performance and non-financial corporate results. Accordingly, although Adjusted EBITDA is used to determine the maximum incentive cash compensation pool, Adjusted EDITDA is not the sole factor or metric used.

We do not typically make changes to the base compensation of our top four Named Executive Officers from year to year to promote the idea that management should not be focused on the fixed component of their compensation, but rather they should expect that variable compensation — tied to Patterson-UTI’s performance — will be the most significant part of their cash remuneration.

We believe that the use of lower market-based salaries with potentially higher variable bonuses has historically aligned our executives’ annual cash compensation with our actual financial results. During periods of low earnings, such as we had in 2009, 2015 and 2016 due to very challenging market conditions, total cash compensation will be materially lower and typically be in the lower quartiles against our peers, but reflective of our lower cash generation. During periods of higher earnings, such as we experienced in 2011-2014, cash compensation will typically be in the top quartiles and be reflective of Patterson-UTI’s higher cash generation. Accordingly, we look at our compensation program as a multi-year program that is targeted to provide cash compensation to our top four Named Executive Officers that is (i) aligned with changes in earnings from year to year, and (ii) on a full cycle basis aligned with stockholder returns compared to our peers.

Although there will be years where the cash compensation paid to our executives will be in the higher quartiles and our relative stock performance may be at a lower quartile or vice versa, this result generally will occur during a period of transition within the industry where there exists a lag between market expectations and current activity. A good example of this was at the end of 2008 when our drilling activity and operating results were at high levels, but the public market valuations of land drillers and pressure pumpers were falling on the expectation of a severe downturn that occurred months later in 2009. The same conditions were also present at the end of 2014 when we generated record quarterly revenue and record revenues in our pressure pumping business, but our stock price was falling on the expectation of the severe downturn.

As noted above, the Compensation Committee is reviewing our incentive compensation structure to assure that our incentive structure continues to be effective and achieve its desired results. In undertaking this review, the Compensation Committee took note of the fact that in 2015 and 2016 cash bonuses were significantly reduced, despite exceptional performance and relative total shareholder return. Although the program was designed to provide lower bonus payments at times when operational results are lower, the level of the reduction and method for calculating the reduction may have resulted in lower incentive payments that are not reflective of performance.

Emphasis on Equity for Long-Term Incentive Compensation

We have historically targeted 60% or more of total compensation to be in the form of equity-based awards, with time-based vesting, performance-based vesting, or both. This emphasis on equity-based compensation is aimed at aligning the financial interest of the top four Named Executive Officers with our stockholders and the total returns provided to stockholders. We believe that by making a large portion of compensation tied to equity, our top four Named Executive Officers can only fully realize the potential benefits of the compensation if our stockholders also benefit.

Over the years we have adjusted the form of the equity incentives we provide to our top four Named Executive Officers from solely options to a mix of options, restricted stock and performance units. We believe that this mix allows us to tailor our program to encourage the building of long-term value and, in the case of performance units, achievement of stockholder returns in excess of our peer group.

The following charts set forth the allocation of the various forms of long-term equity-based incentives that we have granted the top four Named Executive Officers from 2012-2016 and the allocation of these incentives that we used for 2016:

Award Type	Discussion	Key Benefits to Stockholders and Stockholder Alignment
Restricted Stock	We consider restricted stock as an additional form of basic compensation that provides value to the executive only if the executive remains in the employment of Patterson-UTI during the vesting period, with that value being subject to increases and decreases in value depending on the performance of our stock. We typically target restricted stock awards to represent approximately 30-50% of total equity-based compensation depending on stock prices and volatility at the time of grant.	• Value dependent upon stock price performance • Enhances retention of executive talent • Encourages long-term share ownership

Stock Options	Stock options provide value to the executive only if the value of Patterson-UTI’s stock appreciates. Consequently, we consider these awards to be performance-based. When we approve grants of options to our executives, we take into account a number of different factors, including the stock price at the time of grant, the expected value of the option grant and prior option grant amounts. We typically target stock options to represent 25% to 40% of total equity-based compensation.	• Inherently performance-based • Value contingent upon positive stock price performance • Ten year term encourages a focus on longer-term performance • Enhances retention of executive talent

Performance Units	Our use of performance units is intended to provide a direct link in the compensation of our top four Named Executive Officers to both the absolute performance of our stock and relative performance compared to our peer group. This component will not have a payout unless the three year total stockholder return is positive for the performance period and, when compared to the peer group, is at or above the 25th percentile, except the 2016 awards provided that if Patterson-UTI’s total shareholder return is negative and, when compared to the peer group, is at or above the 25th percentile, then the recipients will receive one-half of the number of shares they would have received had Patterson-UTI’s total shareholder return been positive. The comparison component assures that the value provided to those Named Executive Officers will not be created solely by an increase in stock price due to favorable market conditions, while it also provides an incentive to continue to outperform peers even in down cycles for the market or our industry. We typically target performance units to represent 25% to 35% of total equity-based compensation.	• Performance-contingent • Maximum payout contingent on positive stockholder returns and shareholder return performance relative to peers • Value of shares dependent upon stock price

We have considered the potential risks associated with tying a large portion of executive compensation to equity. We do not believe that our program creates unreasonable risks for the following reasons:

•	The long-term nature of our equity based awards and the required vesting periods help minimize the potential for excessive risk taking and actions aimed at short-term stock gains,

•	Our use of different types of equity grants, in particular restricted stock, helps offset these risks,

•	We have meaningful share ownership guidelines,

•	We maintain an anti-hedging policy,

•	We maintain a clawback policy that applies to all of our executive officers for both cash and equity incentives, and

•	Three of the top four Named Executive Officers have been with Patterson-UTI for more than fifteen years and have an established track record of focus on growing long-term sustainable growth for Patterson-UTI.

Our Board has also considered in its risk assessment of our executive compensation program its view that our management is highly ethical and focused on creating true long-term value for stockholders and not focused on just short-term gains. The Board, primarily through its Compensation Committee and Audit Committee, monitors and considers risks associated with Patterson-UTI’s compensation plans on a regular basis.

Team Compensation Structure

Our senior executive management has had the philosophy that they operate as a team, with each member being an important part of the team. As a result, for more than the past ten years the Board has determined that as a general proposition our awards of cash and equity incentive compensation should be pooled and allocated among them as a team. Although the allocations among the team members have changed over time due to changes in the executive management team and responsibilities, the allocations among the existing team have generally remained consistent. With the reduction in Mr. Siegel’s compensation as noted above, the allocations changed in 2015 and again in 2016 to reflect a 40% reduction for Mr. Siegel in each of those years, except that the annual cash bonus for 2016 was not reduced an additional 40% because his activity and contribution to Patterson-UTI in 2016 were far greater than originally planned.

Prior to 2015 and for the five years prior, when allocating the incentive compensation among our top four Named Executive Officers, we allocated 4/11th to Mr. Siegel, our Executive Chairman, 3/11th to Mr. Hendricks or his predecessor, our President and Chief Executive Officer, and 2/11th to each of Mr. Vollmer, our Senior Vice President-Corporate Development, Chief Financial Officer and Treasurer, and Mr. Berns, our Senior Vice President, respectively. In 2015, for cash incentive compensation the allocation to Mr. Siegel was reduced, as noted above, and we made no other changes. For equity-based compensation for 2015, we made the reduction for Mr. Siegel noted above, and made other reallocations so that the allocations from the equity-based compensation pool would be 33.3% for Mr. Hendricks, 26.7% for Mr. Siegel and 20.0% for each of Messrs. Vollmer and Berns. This equity-based compensation sharing pool was further adjusted for 2016, with the additional 40% reduction in equity-based compensation being made for Mr. Siegel as noted above, and the resulting allocations from the equity-based compensation pool in 2016 being approximately 41% for Mr. Hendricks, 21% for Messrs. Vollmer and Berns, and 17% for Mr. Siegel.

Although we expect to continue to provide incentives in our compensation program that are focused on team performance, with the evolution of Patterson-UTI and changing roles and responsibilities of our executives, we expect that percentage allocations of incentive compensation and equity awards will also change and evolve.

Process for Determination of Executive Compensation

Compensation Committee

The Board of Directors has delegated the management of Patterson-UTI’s executive compensation programs to the Compensation Committee. The Compensation Committee meets on a regular basis to consider compensation matters and to review how Patterson-UTI’s plans and policies work in practice. Each of the Compensation Committee’s current members is an independent director as defined by the Nasdaq listing standards.

Compensation determinations and equity awards are conducted through a process that solicits the input from management through our Executive Chairman and our CEO, as well as from outside compensation consultants retained by the Compensation Committee. In addition to the recommendations of management and consultants, the Compensation Committee considers feedback from Patterson-UTI’s stockholders, guidelines of proxy advisory firms, reported trends in compensation, internal budgets, historical data for the Company and its peers, strategic planning updates and other information that it considers relevant.

Chairman and CEO

Our Chairman and our CEO provide the Compensation Committee with reviews of the performance of other executive officers and senior managers, including the other Named Executive Officers. The Compensation Committee also engages them in an annual dialog with our Committee Chairman and our Lead Director on our compensation program and seeks their input on and review of proposals for long-term incentive grants. This process results in a recommendation that is considered by our Compensation Committee as a whole.

Independent, Outside Compensation Consultant

Our Compensation Committee regularly utilizes outside compensation consultants to help assess and design our executive compensation program. These consultants are paid on a basic fixed fee structure plus expenses. These outside consultants provide data and advice on historical compensation and stockholder returns, market trends and peer compensation practices. The Compensation Committee has retained Pearl Meyer & Partners (“Pearl Meyer”) as its consultant and advisor for executive compensation matters since 2012.

Our Compensation Committee regularly reviews the services provided by its outside consultants and has determined that Pearl Meyer is independent in providing executive compensation consulting services. In making this determination, our Compensation Committee noted that during 2016:

•	Pearl Meyer did not provide any services to Patterson-UTI or management other than services requested by or with the approval of the Compensation Committee, and its services were limited to executive compensation consulting and Patterson-UTI’s participation in drilling management compensation surveys. Specifically, Pearl Meyer does not provide, directly or indirectly through affiliates, any non-executive compensation services, including pension consulting or human resource outsourcing.

•	Fees we paid to Pearl Meyer were less than 1% of Pearl Meyer’s total revenue;

•	Pearl Meyer maintains a conflicts policy, which was provided to the Compensation Committee with specific policies and procedures designed to ensure independence.

•	None of the Pearl Meyer consultants working on Patterson-UTI matters had any business or personal relationship with Compensation Committee members.

•	None of the Pearl Meyer consultants working on Patterson-UTI matters (or any consultants at Pearl Meyer) had any business or personal relationship with any executive officer of Patterson-UTI.

•	None of the Pearl Meyer consultants working on Patterson-UTI matters directly own Patterson-UTI stock.

The Compensation Committee receives a confirmation certification of independence from its consultants on an annual basis and continues to monitor the independence of its compensation consultant on a periodic basis.

In 2016, Pearl Meyer provided the Compensation Committee with information on the compensation practices of our peer group and other oilfield service companies and on the reasonableness of our program as compared to the compensation practices of our peer group. In so doing, Pearl Meyer provided the Compensation Committee with information on each element of the total compensation of our executive officers as well as a comparison of our compensation against our peers based on data gathered from proxy statements and other SEC filings and other sources available to Pearl Meyer. This comparison provided the Compensation Committee with various comparative market levels of compensation for our executive management team as well as a comparative position for each executive officer. Pearl Meyer also provided the Compensation Committee with information on the cost and potential dilution to our stockholders of our equity-based incentives and compared that to our peer group.

When reviewing the peer compensation data provided to the Compensation Committee by its consultants, the Compensation Committee has generally given greater weight to the comparative data for the team as a whole versus the data for individual positions at our peers given the team management approach followed by us as described above. We have found that total compensation for our top four Named Executive Officers as a group has typically been between the 50-75th percentile range depending on the year (a range of outcomes that is aligned with our performance relative to peers). Although the Compensation Committee looks to various percentile ranges of compensation based on potential performance when setting compensation, the Compensation Committee does not target specific total compensation due to its emphasis on variable compensation.

Peer Group

In early 2016, following extensive deliberations and consultation with our compensation advisor, the Compensation Committee determined to update our peer group of energy service companies. The update also took into account feedback received from our engagement with significant stockholders, as well as a review of the peer groups as determined by the two major shareholder advisory firms.

This update removed several outsized companies, reflected industry changes through merger and acquisition activity and accounted for the severe contraction in industry participant scale and profitability. The update focused on energy service companies that directly compete with Patterson-UTI’s businesses and/or are reasonably scaled to Patterson-UTI’s operations and financial measures. Specifically, this updated group of eighteen peers outlined below includes Helmerich & Payne, Inc., Nabors Industries, Ltd. and Precision Drilling Corporation, which are our primary competitors in land-based drilling in North America. Atwood Oceanics Inc., Basic Energy Services, Inc., Diamond Offshore Drilling, Inc., Ensco, Inc., Noble Corp., Parker Drilling Company, Rowan Companies, Transocean Ltd. and Unit Corp. are other primarily drilling-based peers.

Our updated peer group also includes Weatherford International Ltd., which was a significant competitor in the North American pressure pumping service market until late 2016, and Forum Energy Technologies, Inc., FMC Technologies, Inc., Oceaneering International, Inc., Oil States International Inc. and Superior Energy Services, Inc., which are diversified energy services peers that are roughly comparable in size to Patterson-UTI.

With our revised peer group, we included 16 of the 24 companies used by the two major shareholder advisory firms in 2015, and the companies that we excluded were excluded either due to their much smaller size and market capitalization (e.g., Key Energy Services and Pioneer Energy Services) or because of their different operations (e.g., Bristow Group, Dresser Rand Group and McDermott International).

We also excluded Halliburton Company and Baker Hughes Incorporated, which were in our peer group in 2015, due to their larger size and complexity based on the input from our significant stockholders. We had previously included these companies due to their being our principal competitors in pressure pumping and our view that we compete for executive management with these companies. However, based on stockholder input and the then-pending combination of Halliburton and Baker Hughes, the Compensation Committee concluded it was appropriate to exclude those companies from our peer group going forward.

Our current peer group is the following energy service peer group for company performance and compensation matters:

•       Atwood Oceanics Inc.

•       Basic Energy Services, Inc.

•       Diamond Offshore Drilling Inc.

•       Ensco plc.

•       Forum Energy Technologies, Inc.

•       FMC Technologies, Inc. (now TechnipFMC plc)

•       Helmerich & Payne Inc.

•       Nabors Industries Ltd.

•       Oceaneering International

•       Noble Corp.

•       Oil States International Inc.

•       Precision Drilling Corporation

•       Parker Drilling Company

•       Rowan Companies Inc.

•       Superior Energy Services, Inc.

•       Transocean Ltd.

•       Unit Corp.

•       Weatherford International Ltd.

The current peer group was utilized for 2016 compensation decisions, but equity-based awards that were granted prior to 2016 will continue to be evaluated using the peer group in effect at the time those awards were granted.

Consideration of “Say on Pay” Voting Results and Engagement with Stockholders

In 2011 our Board recommended an annual advisory (nonbinding) vote on executive compensation that received 87% support, including abstentions and excluding broker non-votes, and therefore determined to hold advisory (nonbinding) votes on executive compensation annually.

We reviewed the results of the stockholder “say on pay” advisory vote with respect to the 2014 compensation actions and decisions for our Named Executive Officers set forth in the CD&A, the summary compensation table and the related compensation tables and narratives in the 2015 proxy statement. Eighty-one percent of the votes cast (including abstentions and excluding broker non-votes) on the proposal voted in support of our compensation structure as described in the 2015 proxy statement. Based upon this level of support, which we regarded as marginally acceptable, we expanded our engagement with significant shareholders, particularly those who had expressed negative votes. The Compensation Committee considered this feedback for determining executive compensation in 2015 and for assessing the overall executive compensation program and its success in aligning the pay of our executives with our strategy, our financial performance, and the interests of our stockholders.

During 2015 and in early 2016, we directly engaged with our stockholders that had holdings that represented over 60% of our outstanding shares at December 31, 2015, and carefully considered their feedback regarding our executive compensation program and other matters. Based on the results of our 2015 “Say on Pay” vote and the input of our significant shareholders, the Compensation Committee updated the composition of our peer group for 2016 as discussed above to eliminate some of the larger peers included in past years. Ninety nine percent (99%) percent of the votes cast (including abstentions and excluding broker non-votes) in 2016 on the “Say on Pay” proposal were in support of Patterson-UTI’s executive compensation program.

We will continue to engage with our stockholders, as we value the insights gained from our discussions with our stockholders and find them to be helpful as our Compensation Committee considers and adopts policies affecting our executive compensation program. We will continue to consider the outcome of future say-on-pay votes, as well as feedback received through our stockholder engagement activities throughout the year to understand their views on our executive compensation philosophy, policies, and practices, when making compensation decisions for our executive officers.

Process and Considerations Relating to Determination of Cash Compensation

The Compensation Committee will generally review base compensation and the terms for bonus cash compensation for management early in the first quarter of the year. When reviewing cash compensation the Compensation Committee will look at the total cash compensation received by the executives over a multi-year period, as well as the total cash compensation projected for the current year. This approach allows the Compensation Committee to consider the cash compensation paid over a full industry cycle in order to obtain comparable data for benchmarking purposes.

The Compensation Committee has historically set an annual Adjusted EBITDA threshold amount (generally around 60% of the initial budgeted Adjusted EBITDA). If this threshold is not achieved, there are no cash bonuses for the period. As a result of the cyclical nature of our business and the very strong correlation between oil and natural gas prices and our financial results, the threshold Adjusted EBITDA amount frequently changes from one year to the next in-line with our budgeted expectations of activity for the year. The Adjusted EBITDA threshold requirement also is intended to address requirements of Section 162(m) of the Internal Revenue Code. The Compensation Committee then sets a team maximum bonus potential as a percent of Adjusted EBITDA and a number of operational and financial factors are outlined for consideration of management’s performance. The annual payout amount is limited to $5 million to any individual in a year, and no bonuses are guaranteed under this program. At the end of the performance period, the Compensation Committee assesses executive management’s performance and determines the actual performance-adjusted bonus pool percentage that will be used to calculate the actual amount of the bonus pool.

The Compensation Committee is currently engaged in an assessment of the guidelines and team-based approach to non-equity based compensation to assure that the program is continuing to provide the incentives desired and effectively tying pay to performance. The Compensation Committee has requested that the Lead Director and the Chairman of the Compensation Committee develop a proposal for a contemporary methodology, which would contain additional performance metrics. The Compensation Committee has not yet established the 2017 annual cash incentive bonus compensation program.

Process and Considerations Relating to Determination of Equity Compensation

The Compensation Committee’s practice for grants of equity-based compensation has generally been to consider the grant of stock options, restricted stock and performance units to executive management following the conclusion of our first quarter. This grant is typically made in conjunction with regular quarterly Board meetings held prior to Patterson-UTI’s public release of its quarterly earnings. This timing also allows the Compensation Committee to receive market data from its consultants for prior year grants. Although this process does not result in calendar year comparisons for purposes of total shareholder return and other calculations, the Compensation Committee believes that having year-end information allows it to make more informed decisions, and the use of a consistent grant cycle for equity reduces risks associated with equity grants made on a random basis. Patterson-UTI is able to obtain and use relevant peer data for calculating our peer total shareholder returns and reviewing comparable grants of equity based compensation.

When making grants of equity-based compensation, the Compensation Committee considers a number of factors, including financial performance, competitive peer data, prior year grants (both in terms of number of shares and total value), and potential dilution impact and current and historical stock prices. The Compensation Committee also takes into consideration the advice of its consultants as to peer and market practices on the use and mix of restricted stock, options and performance units.

For restricted stock and stock options granted to the top four Named Executive Officers, these awards are subject to three-year vesting, with one-third vesting after the first year and 1/36th of the grant vesting each month over the next two years. The restricted stock grants also have a performance-based vesting component, which for 2016 required that Patterson-UTI achieve Adjusted EBITDA of at least $100 million for the nine months ending December 31, 2015, $150 million for the twelve months ending December 31, 2016 or $150 million for the twelve months ending December 31, 2017. The performance units granted in 2016 are to be settled with shares of stock, with the number of shares to be issued based on Patterson-UTI’s total stockholder return at the end of the third year following the grant relative to the total stockholder return for our peer group of companies. Subject to a limited change-of-control exception, no payout will be provided on the performance units granted in 2016 unless total shareholder return is positive for the performance period and, when compared to our peer group, Patterson-UTI’s relative total stockholder return is at least at the 25th percentile, except that if Patterson-UTI’s total stockholder return is negative and, when compared to our peer group, is at or above the 25th percentile, then the payout will be one-half of the number shares that would have been issued had Patterson-UTI’s total shareholder return been positive.

We have also adopted the following additional practices regarding equity grants:

•	Grants will not vest in less than one year.

•	Options will not be re-priced or exchanged.

•	Equity grants are subject to claw-back in the event that the Board learns that any misconduct by the Named Executive Officer contributed to Patterson-UTI having to restate all or a portion of its financial statements.

•	Options are to have exercise prices equal to or greater than the fair market value of a share of our common stock on the date of grant.

•	Performance targets are not to be modified other than to give effect to acquisition or disposition of businesses or similar structural changes — market condition changes will not result in changes in performance targets.

Overview of 2016 Performance and Compensation

As noted above under “Executive Summary” and “Business”, Patterson-UTI performed exceptionally well in 2016 in the face of a very challenging drilling and energy services marketplace. In addition to the financial and operational successes, Patterson-UTI’s stock provided a strong performance relative to our industry peers in 2016. For the one-year period ended December 31, 2016, Patterson-UTI had a total shareholder return in the 89th percentile among our peer group and delivered the highest total shareholder return among those peers for the two- and three- year periods ended December 31, 2016.

Cash Compensation

As discussed above, in addition to their base salaries, the top four Named Executive Officers participate in a variable cash bonus program based on Adjusted EBITDA and additional performance measurements. For 2016, the Compensation Committee set an Adjusted EBITDA threshold amount of $150 million, which was generally around 60% of our initial budgeted Adjusted EBITDA. As a result of the cyclical nature of our business and the very strong correlation between oil and natural gas prices and our financial results, the threshold Adjusted EBITDA amount frequently changes from one year to the next in-line with our budgeted expectations of activity for the year. Even though the threshold Adjusted EBITDA can fluctuate from year to year, the rigor of the metric is maintained on the same level and remains challenging. Accordingly, due to the severe downturn in our industry and expectations for

2016, the Adjusted EBITDA threshold amount for 2016 was less than the threshold amount for 2015. The Compensation Committee then set a team maximum bonus potential as a percent of Adjusted EBITDA. Our allocation among the top four Named Executive Officers in 2016 was a team maximum bonus potential of up to 0.81% of Adjusted EBITDA.

Under the terms of the Company’s cash compensation plan described above, the top four Named Executive Officers earned cash payments in respect of 2016 based on a performance factor equal to 0.81% of Patterson-UTI’s Adjusted EBITDA of $212.277 million for 2016. The total bonus pool was further reduced to reflect the 40% reduction in Mr. Siegel’s bonus from that calculated using the legacy team allocation formula. This bonus pool amount reflected the Compensation Committee’s judgment that executive management had demonstrated exceptional performance and results in 2016 in leading Patterson-UTI through the severe contraction in the energy industry and positioning Patterson-UTI for a recovery. In particular, the Compensation Committee noted the management team’s exemplary efforts in reducing and controlling costs in a rapidly declining market, their ability to maintain market share and operational profitability in a market where many companies are operating at cash losses and continued industry leadership in safety performance. In determining the performance factor for 2016, the Compensation Committee considered many metrics including:

•	Patterson-UTI had a continued strong and improving safety performance that drove the industry incident averages lower, and the total recordable incident rate for the year for the drilling company was the lowest in Patterson-UTI’s history.

•	Management demonstrated agility and exceptional performance in responding to a continued industry slowdown in the first half of 2016 and to a sharp recovery of commodity prices and energy industry confidence in the second half of 2016.

•	Patterson-UTI’s total shareholder return in 2016 was 80%, which placed it at the 89th percentile among its peer group of companies.

•	Patterson-UTI’s total shareholder return for the two- and three-year periods ended December 31, 2016 was the highest among its peer group of companies.

•	Patterson-UTI activated 37 rigs from a low rig count in April 2016 through year-end, and its drilling market share increased slightly year-over-year.

•	Patterson-UTI upgraded in a cost-effective manner nearly 30 rigs to the “new market and customer standard” and produced the highest high-spec rig utilization among Patterson-UTI’s peer drilling companies.

•	Patterson-UTI quickly moved from a downsized and maintenance mode during the severe downturn in the pressure pumping business to an expansion mode in the final one-third of the year and early 2017 by activating two new frac spreads in response to increased industry interest and modest pricing improvement.

•	Patterson-UTI maintained a strong balance sheet throughout the year, which included reducing debt by $255 million.

•	Patterson-UTI completed a significant technology-related acquisition of Warrior and signed a company-changing merger agreement.

The Compensation Committee also considered the specific performance of each of the individuals and the performance assessments recommendations of Mr. Siegel and Mr. Hendricks on the team’s performance. Confirming Patterson-UTI’s direct tie between financial performance and executive compensation, the total amount of the Named Executive Officer bonus pool for 2016 was reduced by 79%, or over $5.5 million, from 2014 and by 62%, or over $2.4 million, from 2015. In accordance with past practice, the bonus pool was allocated among the top four Named Executive Officers as described under “Team Compensation Structure” above.

We believe that the design of our program has been well suited to ensure alignment of our Named Executive Officers with our stockholders, as incentive opportunities for our Named Executive Officers are directly aligned with our level of profitability rather than how our profitability compares to budget. With the continued growth and evolution of Patterson-UTI’s business and the pending closing of our acquisition of SSE, the Compensation Committee is currently reviewing whether modifications to the current plan should be made, in particular in light of two years of material decline in bonuses where there has been top tier operational performance and total shareholder return performance.

2016 CASH COMPENSATION

Name	Salary	Adjusted EBITDA Incentive (Percentage of Company Adjusted EBITDA)	Variable Cash Compensation Based on Adjusted EBITDA(1)	Total Cash Compensation
William A. Hendricks, Jr.	$600,000	0.2209%	$468,939	$1,068,939
John E. Vollmer III	$350,000	0.1473%	$312,626	$662,626
Mark S. Siegel	$350,000	0.1767%	$375,151	$725,151
Kenneth N. Berns	$265,000	0.1473%	$312,626	$577,626

(1)	The maximum amount that can be awarded to an individual under our cash-based incentive plan during a 12–month period is $5,000,000. In order to reach this maximum amount and assuming a total bonus pool equal to the top end of the range (equal to 0.81% of Adjusted EBITDA), Adjusted EBITDA of $2.3 billion in the case of Mr. Hendricks, $2.8 billion in the case of Mr. Siegel and $3.4 billion in the case of Messrs. Vollmer and Berns would have been needed. The target bonus amount presented in the Grants of Plan-Based Awards table is calculated for each of the respective officers based on Patterson-UTI’s actual Adjusted EBITDA for the fiscal year ended December 31, 2016, and the allocation formula applied to the bonus pool for distribution as noted above.

Equity-Based Compensation

The Compensation Committee made the following equity-based grants in 2016 to Messrs. Hendricks, Vollmer, Siegel and Berns, considering Patterson-UTI’s 2016 financial results and comparative total shareholder return performance over the one-, two- and three-year periods ended March 31, 2016, and in the case of Mr. Hendricks, the Compensation Committee made an additional restricted stock grant in connection with his entry into a new employment agreement in 2016.

2016 EQUITY-BASED GRANTS

	Restricted Stock(1)		Stock Options(2)		Performance Unit Awards(3)		Total Value
Name	# Shares	Value	# Shares	Value	# Shares	Value
William A. Hendricks, Jr.	117,261	$2,182,818	315,400	$1,526,508	69,100	$1,439,353	$5,148,679
John E. Vollmer III	48,300	$895,482	189,100	$915,227	41,400	$862,362	$2,673,071
Mark S. Siegel	38,700	$717,498	151,300	$732,278	33,100	$689,473	$2,139,249
Kenneth N. Berns	48,300	$895,482	189,100	$915,227	41,400	$862,362	$2,673,071

(1)	Shares of restricted stock were awarded on April 26, 2016 and August 1, 2016 in the case of Mr. Hendricks and on April 26, 2016 in the case of Messrs. Vollmer, Siegel and Berns. The value indicated in the table is the value on the date of grant based on the closing price of Patterson-UTI’s common stock on the date of grant.
(2)	Options were awarded on April 26, 2016. The value indicated in the table was determined using the Black-Scholes option pricing model as of the date of grant.
(3)	Performance Units were awarded on April 26, 2016. The number of shares indicated in the table represents the target number of shares for each respective award. According to the terms of the awards, the actual number of shares earned by the recipient can range from zero shares to two times the target number of shares depending on how Patterson-UTI performs in terms of total stockholder return relative to its peer group. The value indicated in the table was determined based on a Monte-Carlo simulation model and represents the estimate of fair value on the date of grant.

The grant of restricted stock, options and performance units to the top four Named Executive Officers were made following the vesting, term and other criteria described above.

The performance units granted in 2016 to Messrs. Hendricks, Siegel, Vollmer and Berns provide for the issuance of a target of 69,100 shares of Common Stock to Mr. Hendricks, 33,100 shares of Common Stock to Mr. Siegel and 41,400 shares of Common Stock to each of Messrs. Vollmer and Berns, respectively, if Patterson-UTI’s total stockholder return over a three-year period is positive and, when compared to the peer group, is at the 50th percentile and two times the target if at the 75th percentile or higher. If Patterson-UTI’s total stockholder return is positive, and, when compared to the peer group, is at the 25th percentile, the recipients will only receive one-half of the target number of shares. If Patterson-UTI’s total shareholder return is negative and, when compared to the peer group, is at or above the 25th percentile, then the recipients will receive one-half of the number of shares they would have received had Patterson-UTI’s total shareholder return been positive for the performance period. The grant of shares when achievement is between the 25th and 75th percentile will be determined on a pro-rata basis. Total stockholder return for Patterson-UTI for the 2016 performance unit grants is measured based on $100 invested in Common Stock on the first day of the performance period, with dividends reinvested. The performance period is the period from April 1, 2016 through March 31, 2019.

Total Compensation and Relationship to Performance

The Compensation Committee considered the advice of Pearl Meyer when establishing its 2016 compensation program. In doing so, the Compensation Committee sought to offer a total compensation package (cash and long-term) for the top four Named Executive Officers as a group that would be commensurate with Patterson-UTI’s percentile performance versus peers. The Compensation Committee looked at financial and relative shareholder return performance over one-, two- and three-year bases, as noted below, in establishing the long-term incentive equity grants for 2016. When determining the size of 2016 equity incentive awards in April 2016, the Compensation Committee considered the following measures of relative performance for Patterson-UTI against our peers:

•	1 year Total Shareholder Return through March 31, 2016: 100th percentile

•	2 year Total Shareholder Return through March 31, 2016: 98th percentile

•	3 year Total Shareholder Return through March 31, 2016: 96th percentile

Although the Compensation Committee looks to various percentile ranges of compensation based on potential performance when setting compensation, the Compensation Committee does not target specific total compensation due to its emphasis on variable compensation.

The Compensation Committee established the 2016 equity incentive awards at a level that would deliver value to the top four Named Executive Officers at an approximate percentile range approximating the total shareholder return percentile that Patterson-UTI achieves (as defined by the Committee in consultation with Pearl Meyer) relative to its peer group.

We believe that Patterson-UTI has a strong and cohesive management team and that the compensation policies that it has implemented provide the proper mix of current compensation and long-term incentives for building stockholder value. Patterson-UTI’s better than peer performance has supported the use of these policies and aligns the interest of management with Patterson-UTI’s stockholders.

With respect to Mr. Holcomb, who serves as the President of Patterson-UTI’s contract drilling subsidiaries, the Compensation Committee determined his non-equity incentive compensation in a manner similar to the top four Named Executive Officers. The Compensation Committee set an Adjusted EBITDA threshold for the contract drilling business that must be achieved or Mr. Holcomb would not receive a bonus. The Compensation Committee also set a range of the percent of Adjusted EBITDA for the contract drilling segment that would be used to determine the amount of any cash payout after the end of the performance period. The actual performance factor to be used was based on the achievement of contract drilling operational and financial performance toward Patterson-UTI’s business strategy and operational plans during the year. Any annual payout amount to Mr. Holcomb has been limited to $5 million in a year.

For 2016, in recognition of the severe industry downturn, the Compensation Committee set a $150 million Adjusted EBITDA threshold for the contract drilling business and a performance factor range of 0.032% and 0.048% of Adjusted EBITDA for the contract drilling business. The Compensation Committee determined Mr. Holcomb’s 2016 non-equity incentive compensation to be 0.048% of Adjusted EBITDA for the contract drilling business based on Adjusted EBITDA of $232.116 million in 2016, his individual performance and the following factors specific to the Company’s contract drilling business:

•	Improved safety results and operational and cost efficiencies;

•	Substantial positive EBITDA during all four calendar quarters in 2016;

•	Timely and efficient scaling of the business during a severe industry downturn;

•	Management of reactivation costs and timely and efficient scaling of the business as demand improved;

•	Successful upgrading of rigs;

•	Increased training programs;

•	Reorganized drilling company management structure;

•	Generation of customers and management of existing relationships; and

•	Increased drilling company market share in and out of a severely contracting market.

The bonus amount reflects efforts towards achieving Patterson-UTI’s current and long-term objectives in its contract drilling business.

Mr. Holcomb’s equity-based, long-term incentive compensation was awarded in the form of restricted stock that vests in one-third increments over a three year period and is set forth in the “Grants of Plan-Based Awards Table” below.

Alignment of Realized Long-Term Incentive Value with Performance

While grant date, long-term incentive values approved by the Compensation Committee vary based upon our performance relative to peers, the realized value of long-term incentives — including the impact of changes in our stock price — can vary significantly depending upon both our relative and absolute total shareholder return performance.

We believe that the compensation realized by our executive officers is well aligned with our performance. In order to demonstrate the alignment of realizable pay with performance relative to peers, we compared:

(1)	realizable long-term incentive value as a percent of grant date/target value for the three-year period from December 2013 — December 2016, and the five-year period from December 2011 — December 2016, to

(2)	our performance relative to our peer group over the same two periods.

Components of Relative Alignment Review
	Target/Grant Date Value	Realizable Long-term Incentive Value
Stock Options	Grant date value of target annual award	In-the-money value of options granted during period — valued at 12/31/2016

Restricted Stock	Grant date value of target annual award	Value of all shares granted during period at 12/31/2016

Performance Units	Grant date value of target annual award	• Amount earned: for plans granted and earned based on performance during period • Target award: for plans granted during period but still outstanding at end of period — valued at 12/31/2016

As shown in the two charts below, as a result of the precipitous industry-wide decline in stock prices that began in the second half of 2014, realizable long-term incentive value for our top four Named Executive Officers fell below the expected “fairway” and slightly above 100% of the original grant date value, despite our strong performance relative to our 2016 peer group during the period shown on the charts. This outcome further demonstrates the alignment of our executive compensation program with the interests of our stockholders.

Top Four Named Executive Officers Realizable Long-term Incentive Value Versus

Performance Against Peers

Retirement Plans

Patterson-UTI offers a 401(k) plan to its employees, including its Named Executive Officers. Participants may contribute a portion of their base salary to the 401(k) plan, subject to federal limits. Patterson-UTI makes matching contributions up to four percent of each participant’s eligible base salary. The Named Executive Officers of Patterson-UTI are eligible to participate in the 401(k) plan on the same basis as other employees. Patterson-UTI does not have any other retirement plan.

Other Policies and Practices Supporting Strong Compensation Governance

Share Ownership Guidelines and Stock Holding Requirements for Chief Executive Officer, Other Executive Officers and Directors

Our Nominating and Corporate Governance Committee has enacted share ownership guidelines applicable to all executive officers and directors of Patterson-UTI. The guidelines require our Chief Executive Officer to own a number of shares of our common stock having a value at least equal to five times his or her base salary. The Chief Executive Officer has five years from the adoption of these guidelines, or the date of appointment to the chief executive position, whichever is later, to satisfy the ownership guidelines.

The guidelines also require officers and directors to hold at all times, subject to a five year phase-in from the date first elected to the applicable position, at least the following number of shares of Common Stock:

•	President and Chief Executive Officer	Number of shares equal to 5 times base salary
•	Executive Chairman	120,000 shares
•	COO/Senior Vice Presidents (other than the General Counsel)	60,000 shares
•	General Counsel/President — Drilling	30,000 shares
•	Outside Directors	10,000 shares

For purposes of these ownership guidelines, equity incentive awards that have both time-based vesting and performance-based vesting are counted when the performance-based component has been satisfied. Unvested equity incentive awards that have only time-based vesting are counted and unearned performance-based incentive awards are not counted. In addition, each executive officer and director is required to maintain ownership of the net after-tax shares of Common Stock acquired from Patterson-UTI pursuant to any equity-based awards received from Patterson-UTI, unless such person has met his or her individual ownership requirement.

Each of the Named Executive Officers and Directors was in compliance with these guidelines as of the date of this proxy statement.

Clawback Policy

As provided for in Patterson-UTI’s Corporate Governance Guidelines and set forth in written agreements with its executive officers, Patterson-UTI has implemented a claw-back policy that allows for the recovery of bonus, severance or incentive based compensation from an executive officer in the event the Board of Directors learns that any misconduct by such executive officer contributed to Patterson-UTI having to restate all or a portion of its financial statements. The Board will take such action as it deems necessary to remedy the misconduct, prevent its recurrence, and if it deems appropriate based on the relevant facts and circumstances, take remedial action against such executive officer, which may include requiring the reimbursement of any bonus or incentive compensation awarded to such executive officer or effect the cancellation of stock awards previously granted to such executive officer if: (i) the amount of the bonus, incentive compensation or stock award was calculated based upon the achievement of certain financial results that were subsequently the subject of a restatement, (ii) such executive officer engaged in intentional misconduct that caused or partially caused the need for the restatement, and (iii) the amount of the bonus, incentive compensation or stock award that would have been awarded to such executive officer had the financial results been properly reported would have been lower than the amount actually awarded.

In addition to a stand-alone policy, Patterson-UTI’s 2005 Long-Term Incentive Plan (the “2005 LTIP”) and 2014 Long-Term Incentive Plan (the “2014 LTIP”) provide that if Patterson-UTI is required to prepare an accounting restatement due to the material noncompliance of Patterson-UTI, as a result of misconduct, with any financial reporting requirement under the securities laws, or if the participant is one of the persons subject to automatic forfeiture under Section 304 of the Sarbanes-Oxley Act of 2002, the participant shall reimburse Patterson-UTI that amount of any payment in settlement of an award earned or accrued during the twelve-month period following the first public issuance or filing with the SEC (whichever just occurred) of the financial document embodying such financial statement requirement.

Pay for Performance

The Compensation Committee feels that the actual pay received by our Named Executive Officers is appropriately linked to performance and the results that were achieved, as a significant amount of pay is at risk for our Named Executive Officers under our incentive compensation plan design. See “Executive Summary” above.

Anti-Hedging Policy

Patterson-UTI has an anti-hedging policy. Our directors and executive officers may not purchase, sell or write options on Patterson-UTI securities or engage in transactions in other third-party derivative securities with respect to Patterson-UTI securities.

Anti-Pledging Policy

Patterson-UTI has an anti-pledging policy. Our directors and executive officers may not engage in transactions in which Patterson-UTI securities are used as collateral for any loan, including, but not limited to, “margin loans” in a brokerage account.

Perquisites and Personal Benefits

The Compensation Committee believes that benefits to executives should generally be aligned with those provided for other employees. No Named Executive Officer received perquisites totaling more than $10,000, except that Mr. Holcomb received an automobile allowance of $13,398 in 2016 and $12,000 in each of 2015 and 2014. Accordingly, except for the automobile allowance, the perquisites do not meet the threshold that would require disclosure in the Summary Compensation Table below.

Employment-Related Agreements and Other Matters

Change in Control, Severance and Employment Agreements

Change in Control Agreements and Tax Gross-Up Payments. Patterson-UTI has entered into change-in-control agreements with Messrs. Siegel, Berns and Vollmer and employment agreements with Messrs. Holcomb and Hendricks that contain change-in-control provisions, as further described in “Employment-Related Agreements” below. Patterson-UTI believes that such agreements may under certain circumstances protect Patterson-UTI’s interest by discouraging the Named Executive Officers from leaving employment out of concern for the security of their jobs or being unable to concentrate on their work. We believe that the change in control agreements may also help Patterson-UTI attract and retain new key employees by reducing the personal uncertainty and anxiety that arises from the possibility of a future business combination. Any future change in control or severance agreements will be approved subject to the circumstances existing at the time.

As was customary when the change in control agreements with Messrs. Siegel, Berns and Vollmer were entered into more than ten years ago, each change-in-control agreement provides the executive with a full gross-up payment for any excise taxes imposed on payments and benefits received under the change-in-control agreement or otherwise, including other taxes that may be imposed as a result of the gross-up payment. As indicated above, the Compensation Committee subsequently adopted a policy, more than five years ago, to no longer approve tax gross-ups in connection with compensation arrangements, and the employment agreements entered into with Messrs. Hendricks in 2016 and Mr. Holcomb in 2017, which are described below, do not include a tax gross-up provision.

Severance Agreements. In order to address prior severance agreements between UTI Energy Corp. and each of Messrs. Siegel, Berns and Vollmer, Patterson-UTI has entered into written letter agreements with each of these executives pursuant to which Patterson-UTI has agreed to pay each such person within ten days of the termination of his employment with Patterson-UTI for any reason (including voluntary termination by him), an amount in cash equal to his annual base salary at the time of such termination. Any payment made by Patterson-UTI pursuant to these letter agreements will reduce dollar for dollar any payment owed to such person, if any, pursuant to the change-in-control agreements referenced above.

Employment Agreements. Patterson-UTI entered into an employment agreement with Mr. Hendricks in August 2016 and with Mr. Holcomb in January 2017. Each employment agreement generally has an initial three-year term, subject to automatic annual renewal. The employment agreement with Mr. Hendricks provides for an annualized salary of 600,000 per year, subject to any increases that may be granted in the future, and the employment agreement with Mr. Holcomb provides for an annualized salary of $465,000, subject to any increases that may be granted in the future.    Under specified circumstances, Patterson-UTI may terminate the executive’s employment under his employment agreement for cause (as defined in the employment agreement). The employment agreement also provides for, among other things, severance payments and the continuation of certain benefits following termination by Patterson-UTI of the executive other than for cause, or termination by the executive for good reason (as defined in the employment agreement). As discussed above and in more detail below, the employment agreements contain change in control provisions.

We believe the change-in-control agreements, severance agreements and the employment agreements are important components of our overall executive compensation program. The employment agreements currently in effect set forth the manner by which the employment relationship may be extended or terminated, the compensation and benefits that we provide during the term of employment and the obligations each party has in the event of termination of the executive officer’s employment. We believe that severance protections, particularly in the context of a change-in-control transaction, play a critical role in attracting and retaining key executive officers. Providing this type of protection is common in the oilfield services industry. In addition, these benefits serve our interests by promoting a continuity of management and aligning management’s interests with those of our stockholders in the context of an actual or threatened change in control transaction.

Please see “Employment-Related Agreements” below for further description of the change-in-control agreements, severance agreements and employment agreements.

Section 162(m) Considerations

In considering compensation decisions for the executive management of Patterson-UTI, we routinely consider the potential effect of Section 162(m) of the Internal Revenue Code. Section 162(m) imposes a limitation on corporate tax deductions for non-performance based compensation to certain officers that exceeds $1 million that can be taken by a publicly held corporation for compensation paid to certain of its executive officers. While Patterson-UTI does not design its compensation programs for tax purposes, Patterson-UTI does design its plans to be tax efficient for Patterson-UTI where possible. However, the Compensation Committee believes that tax deduction limitations should not compromise Patterson-UTI’s ability to establish and maintain appropriate executive compensation programs and reserves the right to award non-deductible compensation.

Compensation Committee Interlocks and Insider Participation

No member of the Compensation Committee was, during the year ended December 31, 2016, an officer or employee of Patterson-UTI or any of its subsidiaries, or was formerly an officer of Patterson-UTI or any of its subsidiaries, or had any relationships requiring disclosure by Patterson-UTI under Item 404 of Regulation S-K.

During the year ended December 31, 2016, none of Patterson-UTI’s executive officers served as (i) a member of the compensation committee (or other board committee performing equivalent functions) of another entity, one of whose executive officers served on the Compensation Committee, (ii) a director of another entity, one of whose executive officers served on the Compensation Committee, or (iii) a member of the compensation committee (or other board committee performing equivalent functions) of another entity, one of whose executive officers served as a director of Patterson-UTI.

Compensation Committee Report

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based upon such review and discussion, the Compensation Committee has recommended to the Board that the Compensation Discussion and Analysis be included in this Amendment No. 1 to the Original Report.

Terry H. Hunt, Chairman
Charles O. Buckner
Michael W. Conlon
Curtis W. Huff

SUMMARY COMPENSATION TABLE

Name and Principal Position(s)	Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)		Option Awards ($)(2)	Non-equity Incentive plan Compensation ($)(3)	All Other Compensation ($)(4)		Total ($)
William Andrew Hendricks, Jr.	2016	$600,000	$—	$3,622,171	(5)	$1,526,508	$468,939	$10,600		$6,228,218
President & Chief	2015	$600,000	$—	$2,860,622		$1,508,164	$1,238,885	$10,600		$6,218,271
Executive Officer	2014	$600,000	$—	$3,579,705		$1,178,854	$1,912,639	$10,400		$7,281,598
John E. Vollmer III	2016	$350,000	$—	$1,757,844	(6)	$915,227	$312,626	$10,600		$3,346,297
Senior Vice President —	2015	$350,000	$—	$1,714,691		$904,898	$825,924	$10,600		$3,806,113
Corporate Development,	2014	$350,000	$—	$2,386,470		$785,903	$1,275,093	$10,400		$4,807,866
Chief Financial Officer & Treasurer
Mark S. Siegel	2016	$350,000	$—	$1,406,971	(7)	$732,278	$375,151	$—		$2,864,400
Chairman of the Board	2015	$350,000	$—	$2,285,577		$1,206,531	$991,108	$—		$4,833,216
	2014	$350,000	$—	$4,772,940		$1,571,806	$2,550,186	$—		$9,244,932
Kenneth N. Berns	2016	$265,000	$—	$1,757,844	(6)	$915,227	$312,626	$—		$3,250,697
Senior Vice President	2015	$265,000	$—	$1,714,691		$904,898	$825,924	$—		$3,710,513
	2014	$265,000	$—	$2,386,470		$785,903	$1,275,093	$—		$4,712,466
James M. Holcomb	2016	$325,000	$—	$890,110	(8)	$—	$111,416	$23,998	(9)	$1,350,524
President — Patterson-UTI	2015	$325,000	$—	$750,600		$—	$237,874	$22,600	(9)	$1,336,074
Drilling Company LLC	2014	$325,000	$—	$1,057,314		$—	$343,111	$22,400	(9)	$1,747,825

(1)	Amounts include the fair value of awards at the date of grant as determined in accordance with FASB ASC Topic 718 with respect to restricted stock awarded to the Named Executive Officer in the fiscal years ended December 31, 2016, 2015 and 2014 and with respect to performance units awarded to Messrs. Hendricks, Vollmer, Siegel and Berns in the fiscal years ended December 31, 2016, 2015 and 2014. Performance conditions for all awards of restricted stock had been satisfied as of December 31, 2016. In respect of the 2013 Performance Units, for which the performance period ended March 31, 2016, Patterson-UTI’s total shareholder return for the performance period was negative, Patterson-UTI’s total shareholder return for the performance period when compared to the peer group was above the 75th percentile, and there was no payout; provided, however, that pursuant to the terms of those 2013 awards, if, during the two-year period ending March 31, 2018, Patterson-UTI’s total shareholder return for any 30 consecutive day period equals or exceeds 18 percent on an annualized basis from April 1, 2013 through the last day of such 30 consecutive day period, and the recipient is actively employed by Patterson-UTI through the last day of the extended performance period, then Patterson-UTI will issue to the recipient the number of shares equal to the amount the recipient would have been entitled to receive had Patterson-UTI’s total shareholder return been positive during the initial three year performance period. For additional information related to the assumptions used and valuation of restricted stock and performance units, see Note 11 to the consolidated financial statements in the Original Report.
(2)	Amounts represent the fair value at the date of grant as determined in accordance with FASB ASC Topic 718 with respect to stock options awarded to the Named Executive Officer in the fiscal years ended December 31, 2016, 2015 and 2014. For additional information related to the assumptions used in connection with the valuation of stock options using the Black-Scholes-Merton option pricing model, see Note 11 to the consolidated financial statements in the Original Report.
(3)	Represents annual cash bonuses earned for the fiscal years ended December 31, 2016, 2015 and 2014. The bonus plan in each of those fiscal years for the top four named executive officers provided for a bonus pool based on Adjusted EBITDA, subject to a minimum Adjusted EBITDA of $150 million for 2016, $400 million for 2015 and $500 million for 2014. The bonus pool was allocated among the participants based on a pre-determined sharing percentage. The total amount paid from the bonus pool to Messrs. Hendricks, Vollmer, Siegel and Berns was $1.47 million for 2016, $3.88 million for 2015 and $7.01 million for 2014. The bonus plan in each of those fiscal years for Mr. Holcomb provided for a bonus based on Adjusted EBITDA for Patterson-UTI’s contract drilling business, subject to a minimum Adjusted EBITDA of $150 million for 2016, $300 million for 2015 and $400 million for 2014.

(4)	Amounts reflect contributions to a 401(k) plan by Patterson-UTI.
(5)	Amount includes $1,494,324 related to an award of shares of restricted stock, $688,494 related to an award of shares of restricted stock and $1,439,353 related to an award of performance units during 2016. Assuming maximum performance, the value of the performance unit award would be $2,878,706.
(6)	Amount includes $895,482 related to an award of shares of restricted stock and $862,362 related to an award of performance units during 2016. Assuming maximum performance, the value of the performance unit award would be $1,724,724.
(7)	Amount includes $717,498 related to an award of shares of restricted stock and $689,473 related to an award of performance units during 2016. Assuming maximum performance, the value of the performance unit award would be $1,378,946.
(8)	Amount reflects an award of shares of restricted stock.
(9)	Amount includes $10,600 contributed to a 401(k) plan by Patterson-UTI and an automobile allowance of $13,398.

The following table sets forth information concerning grants of plan-based awards during the fiscal year ended December 31, 2016 to the Named Executive Officers:

Grants of Plan-Based Awards

			Estimated Future Payouts under Non-equity Incentive Plan Awards			Estimated Future Payouts under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock or Units (#)(4)	All Other Option Awards: Number of Securities Underlying Options (#)(5)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards ($)(6)
Name	Grant Date		Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)
William Andrew Hendricks, Jr	2/07/16	(1)	$225,000	$468,939	$5,000,000	—	—	—	—	—	—	—
	4/26/16	(2)	—	—	—	34,550	69,100	138,200	—	—	—	$1,439,353
	4/26/16		—	—	—	—	—	—	80,600	—	—	$1,494,324
	4/26/16		—	—	—	—	—	—	—	315,400	$18.54	$1,526,508
	8/01/16		—	—	—	—	—	—	36,661	—	—	$688,494
John E. Vollmer III	2/07/16	(1)	$150,000	$312,626	$5,000,000	—	—	—	—	—	—	—
	4/26/16	(2)	—	—	—	20,700	41,400	82,800	—	—	—	$862,362
	4/26/16		—	—	—	—	—	—	48,300	—	—	$895,482
	4/26/16		—	—	—	—	—	—	—	189,100	$18.54	$915,227
Mark S. Siegel	2/07/16	(1)	$180,000	$375,151	$5,000,000	—	—	—	—	—	—	—
	4/26/16	(2)	—	—	—	16,550	33,100	66,200	—	—	—	$689,473
	4/26/16		—	—	—	—	—	—	38,700	—	—	$717,498
	4/26/16		—	—	—	—	—	—	—	151,300	$18.54	$732,278
Kenneth N. Berns	2/07/16	(1)	$150,000	$312,626	$5,000,000	—	—	—	—	—	—	—
	4/26/16	(2)	—	—	—	20,700	41,400	82,800	—	—	—	$862,362
	4/26/16		—	—	—	—	—	—	48,300	—	—	$895,482
	4/26/16		—	—	—	—	—	—	—	189,100	$18.54	$915,227
James M. Holcomb	2/07/16	(3)	$48,000	$111,416	$5,000,000	—	—	—	—	—	—	—
	6/09/16		—	—	—	—	—	—	41,000	—	—	$890,110

(1)	The 2016 non-equity incentive cash bonus plan for the fiscal year ended December 31, 2016 was approved on February 2, 2016 for Messrs. Hendricks, Vollmer, Siegel and Berns. The bonus plan provided for a bonus pool based on a percentage of Adjusted EBITDA for the fiscal year ended December 31, 2016, subject to an Adjusted EBITDA threshold of $150 million. The Compensation Committee set an Adjusted EBITDA percentage range of approximately 0.55 to 0.81%, which percentage range is expressed prior to giving effect to the reduction in Mr. Siegel’s sharing percentage, with the actual percentage awarded to be based on the Compensation Committee’s assessment of Patterson-UTI’s and executive management’s progress toward and achievement of certain strategic and other objectives. The Compensation Committee determined the actual Adjusted EBITDA payment percentage to be 0.81% based on this assessment. The bonus pool was allocated among Messrs. Hendricks, Vollmer, Siegel and Berns based on a pre-determined sharing percentage, as adjusted to reflect a 40% reduction for Mr. Siegel as discussed in CD&A. The threshold amount presented in this table is calculated for the respective officer based on the approved allocation formula and an assumed Adjusted EBITDA of $150 million using 0.55% of Adjusted EBITDA (the bottom of the specified range) as set forth when the plan was approved due to the fact that the bonus plan provided for no payment if the Adjusted EBITDA threshold of $150 million was not satisfied. The target amount is calculated based on Patterson-UTI’s actual Adjusted EBITDA for the fiscal year ended December 31, 2016, the actual Adjusted EBITDA percentage as determined by the Compensation Committee and the allocation formula applied to the bonus pool for distribution. The cash bonuses awarded from the bonus pool were awarded under the 2014 LTIP, which was designed to meet the requirements of Section 162(m) of the Code. Accordingly, if the $150 million Adjusted EBITDA performance goal was achieved, the Compensation Committee was authorized to approve payments to each of Messrs. Hendricks, Vollmer, Siegel and Berns up to $5 million, the maximum amount that could be awarded to an individual under any cash-based performance award granted under the 2014 LTIP during a 12-month period, subject to reduction based on the percentage of the Adjusted EBITDA target set by the Compensation Committee.

(2)	On April 26, 2016, Patterson-UTI granted performance unit awards to Messrs. Hendricks, Vollmer, Siegel and Berns. These awards provide for the recipients to receive shares of Common Stock upon the achievement of certain performance goals established by Patterson-UTI during a specified period. The performance period is the period from April 1, 2016 through March 31, 2019. The performance goals are tied to Patterson-UTI’s total shareholder return for the performance period as compared to total shareholder return for our peer group determined by the Compensation Committee. The recipients will receive a target number of shares if the Company’s total shareholder return is positive and, when compared to the peer group, is at the 50th percentile and two times the target if at the 75th percentile or higher. If the Company’s total shareholder return is positive, and, when compared to the peer group, is at the 25th percentile, the recipients will only receive one-half of the target number of shares. The grant of shares when achievement is between the 25th and 75th percentile will be determined on a pro-rata basis. If Patterson-UTI’s total shareholder return is negative and, when compared to the peer group, is at or above the 25th percentile, then the recipients will receive one-half of the number of shares they would have received had Patterson-UTI’s total shareholder return been positive.
(3)	The 2016 non-equity incentive cash bonus plan for Mr. Holcomb for the fiscal year ended December 31, 2016 was approved on February 2, 2016. The 2016 bonus plan for Mr. Holcomb provided for a bonus based on a percentage of Adjusted EBITDA for the Company’s contract drilling business (“Adjusted Drilling EBITDA”) for the fiscal year ended December 31, 2016, subject to an Adjusted Drilling EBITDA threshold of $150 million. The Compensation Committee set a targeted Adjusted Drilling EBITDA percentage range of 0.032% to 0.048%. The actual percentage awarded was based on the Compensation Committee’s assessment of Mr. Holcomb’s individual performance and certain factors specific to the Patterson-UTI’s contract drilling business. The Compensation Committee set the Adjusted Drilling EBITDA payment percentage at 0.048% based on these criteria. The threshold amount presented in this table is calculated for Mr. Holcomb based on an assumed Adjusted Drilling EBITDA of $150 million using 0.032% of Adjusted Drilling EBITDA (the bottom of the specified range) as set forth when the plan was approved due to the fact that the bonus plan provided for no payment if the Adjusted Drilling EBITDA threshold of $150 million was not satisfied. The target amount is calculated based on actual Adjusted Drilling EBITDA for the fiscal year ended December 31, 2016, and the Adjusted Drilling EBITDA percentage as determined by the Compensation Committee. The cash bonus awarded to Mr. Holcomb was awarded under the 2014 LTIP, which was designed to meet the requirements of Section 162(m) of the Code. Accordingly, if the $150 million Adjusted Drilling EBITDA performance goal was achieved, the Compensation Committee was authorized to approve payment to Mr. Holcomb up to $5 million, the maximum amount that could be awarded to an individual under any cash-based performance award granted under the 2014 LTIP during a 12-month period, subject to reduction based on the percentage of the Adjusted Drilling EBITDA target set by the Compensation Committee.
(4)	Shares of restricted stock were awarded pursuant to the 2014 LTIP. Ordinary dividends are paid on unvested shares of restricted stock. The rate at which these dividends are paid is the same rate at which ordinary dividends are paid on all other shares of Common Stock. The right to receive these dividends has been included in the grant date fair value of stock awards presented in the table. The shares awarded to Messrs. Hendricks, Vollmer, Siegel and Berns vest over a three-year period as follows: one-third on April 26, 2017, and the remainder in equal monthly installments over the 24 months following April 26, 2017. The shares awarded to Mr. Holcomb vest over a three-year period as follows: one-third on June 9, 2017, one-third on June 9, 2018 and one-third on June 9, 2019.
(5)	Options were granted pursuant to the 2014 LTIP. Options awarded to Messrs. Hendricks, Vollmer, Siegel and Berns vest over a three year period as follows: one-third on April 26, 2017, and the remaining two-thirds in equal monthly installments over the 24 months following April 26, 2017.
(6)	The grant date fair value of restricted stock was based on the closing price of Patterson-UTI Common Stock on the date of grant, which is consistent with the valuation used by Patterson-UTI for the recognition of compensation expense under FASB ASC Topic 718. The grant date fair value of stock options was determined using the Black-Scholes option pricing model, which is consistent with the valuation used by Patterson-UTI for the recognition of compensation expense under FASB ASC Topic 718, with assumptions that are more fully described in Note 11 to the consolidated financial statements in the Original Report. The grant date fair value of performance unit awards was determined based on a Monte-Carlo simulation model, which is consistent with the valuation used by Patterson-UTI for the recognition of compensation expense under FASB ASC Topic 718.

The following table sets forth information concerning outstanding equity awards at December 31, 2016 for the Named Executive Officers:

Outstanding Equity Awards at Fiscal Year-End

Name						Stock Awards
	Option Awards					Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)(1)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that Have Not Vested(2)		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights that Have Not Vested ($)(1)
	Number of Securities Underlying Unexercised Options (#)			Option Exercise Price ($)	Option Expiration Date
	Exercisable	Unexercisable
William Andrew Hendricks, Jr.	100,000	—		$17.27	04/01/22	157,322	(3)	$4,235,108	174,700	(4)	$4,702,924
	25,000	—		$15.82	09/30/22
	172,500	—		$22.88	04/21/23
	104,666	13,084	(5)	$33.10	04/21/24
	142,777	114,223	(6)	$20.33	04/20/25
	—	315,400	(7)	$18.54	04/25/26
John E. Vollmer III	150,000	—		$24.17	04/22/17	72,800	(8)	$1,959,776	107,500	(9)	$2,893,900
	119,000	—		$29.31	04/24/18
	175,000	—		$13.17	04/27/19
	177,500	—		$14.83	04/26/20
	69,000	—		$31.20	04/25/21
	160,000	—		$16.20	04/23/22
	115,000	—		$22.88	04/21/23
	69,777	8,723	(5)	$33.10	04/21/24
	85,666	68,534	(6)	$20.33	04/20/25
	—	189,100	(7)	$18.54	04/25/26
Mark S. Siegel	300,000	—		$24.17	04/22/17	74,501	(10)	$2,005,567	139,900	(11)	$3,766,108
	238,000	—		$29.31	04/24/18
	350,000	—		$13.17	04/27/19
	355,000	—		$14.83	04/26/20
	138,000	—		$31.20	04/25/21
	320,000	—		$16.20	04/23/22
	230,000			$22.88	04/21/23
	139,555	17,445	(5)	$33.10	04/21/24
	114,222	91,378	(6)	$20.33	04/20/25
	—	151,300	(7)	$18.54	04/25/26
Kenneth N. Berns	150,000	—		$24.17	04/22/17	72,800	(8)	$1,959,776	107,500	(9)	$2,893,900
	119,000	—		$29.31	04/24/18
	175,000	—		$13.17	04/27/19
	177,500	—		$14.83	04/26/20
	69,000	—		$31.20	04/25/21
	160,000	—		$16.20	04/23/22
	115,000	—		$22.88	04/21/23
	69,777	8,723	(5)	$33.10	04/21/24
	85,666	68,534	(6)	$20.33	04/20/25
	—	189,100	(7)	$18.54	04/25/26
James M. Holcomb	—	—		—	—	75,434	(12)	$2,030,683	—		—

(1)	Based on the closing price of Patterson-UTI Common Stock on December 31, 2016 of $26.92 per share.
(2)	As of December 31, 2016, performance unit awards had been granted to Messrs. Hendricks, Vollmer, Siegel and Berns. The 2014 performance unit awards were granted on April 22, 2014 and provide for an award of shares of Patterson-UTI common stock to the recipient based on Patterson-UTI’s total shareholder return compared to our peer group of companies for the performance period from April 1, 2014 through March 31, 2017. The 2015 performance unit awards were granted on April 21, 2015 and provide for an award of shares of Patterson-UTI common stock to the recipient based on Patterson-UTI’s total shareholder return compared to our peer group of companies for the performance period from April 1, 2015 through March 31, 2018. The 2016 performance unit awards were granted on April 26, 2016 and provide for an award of shares of Patterson-UTI common stock to the recipient based on Patterson-UTI’s total shareholder return compared to our peer group of companies for the performance period from April 1, 2016 through March 31, 2019. All performance unit awards provide for a target payout based on a target level of total shareholder return compared to the peer group. The amounts presented in this column represent the target payout under the performance unit awards. Based on Patterson-UTI’s total shareholder return during the performance period, the recipients could receive a number of shares ranging from no shares to two times the target number of shares. For the Performance Units awarded prior to 2016, there is no payout unless Patterson-UTI’s total shareholder return is positive and, when compared to the peer group, is at or above the 25th percentile. For the Performance Units granted in April 2016, if Patterson-UTI’s total shareholder return is negative and, when compared to the peer group, is at or above the 25th percentile, then the recipients will receive one-half of the number of shares they would have received had Patterson-UTI’s total shareholder return been positive.

(3)	These shares of restricted stock vest as follows: 7,083 shares in equal monthly installments from January 22, 2017 through April 22, 2017; 32,978 shares in equal monthly installments from January 21, 2017 through April 21, 2018; 26,866 shares on April 26, 2017; 53,734 shares in equal monthly installments from May 26, 2017 through April 26, 2019; 12,220 shares on August 1, 2017 and 24,441 shares in equal monthly installments from September 1, 2017 through August 1, 2019.
(4)	Amount includes 42,000 shares related to the 2014 performance unit award, 63,600 shares related to the 2015 performance unit award and 69,100 shares related to the 2016 performance unit award.
(5)	These options vest in equal monthly installments from January 22, 2017 through April 22, 2017.
(6)	These options vest in equal monthly installments from January 21, 2017 through April 21, 2018.
(7)	These options vest as follows: one-third on April 26, 2017 and the remainder in equal monthly installments over the 24 months following April 26, 2017.
(8)	These shares of restricted stock vest as follows: 4,722 shares in equal monthly installments from January 22, 2017 through April 22, 2017; 19,778 shares in equal monthly installments from January 21, 2017 through April 21, 2018; 16,100 shares on April 26, 2017 and 32,200 shares in equal monthly installments from May 26, 2017 through April 26, 2019.
(9)	Amount includes 28,000 shares related to the 2014 performance unit award, 38,100 shares related to the 2015 performance unit award and 41,400 shares related to the 2016 performance unit award.
(10)	These shares of restricted stock vest as follows: 9,445 shares in equal monthly installments from January 22, 2017 through April 22, 2017; 26,356 shares in equal monthly installments from January 21, 2017 through April 21, 2018; 12,900 shares on April 26, 2017 and 25,800 shares in equal monthly installments from May 26, 2017 through April 26, 2019.
(11)	Amount includes 56,000 shares related to the 2014 performance unit award, 50,800 shares related to the 2015 performance unit award and 33,100 shares related to the 2016 performance unit award.
(12)	These shares of restricted stock vest as follows: 36,100 shares on June 9, 2017; 25,667 shares on June 9, 2018 and 13,667 shares on June 9, 2019.

The following table sets forth information concerning option exercises and stock awards vested during the fiscal year ended December 31, 2016 for the Named Executive Officers:

Option Exercises and Stock Vested

	Option awards		Stock awards
Name	Number of shares acquired on exercise (#)	Value realized on exercise ($)	Number of shares acquired on vesting (#)	Value realized on vesting ($)(1)
William Andrew Hendricks, Jr.	—	$—	72,056	$1,402,544
John E. Vollmer III	—	$—	45,277	$879,827
Mark S. Siegel	—	$—	74,055	$1,429,641
Kenneth N. Berns	—	$—	45,277	$879,827
James M. Holcomb	—	$—	34,433	$747,540

(1)	Value realized on vesting is based on the closing price of Patterson-UTI common stock on the day the respective shares vested; provided that if the stock market was closed on the day the respective shares vested, the value realized on vesting is based on the closing price of Patterson-UTI common stock on the day immediately prior to the day the respective shares vested.

No Pension Benefits or Nonqualified Deferred Compensation

Patterson-UTI does not provide any pension benefits for any of the Named Executive Officers. None of the Named Executive Officers had any items of nonqualified deferred compensation during 2016. As a result, tables with respect to pension benefits and nonqualified deferred compensation have not been provided.

Director Compensation

The following table sets forth information concerning compensation for the fiscal year ended December 31, 2016 with respect to the directors of Patterson-UTI who are not executive officers:

Name	Fees earned or paid in cash ($)	Stock awards ($)(1)	Option awards ($)(2)	All other compensation ($)	Total ($)
Charles O. Buckner	$63,333	$45,240	$43,276	$—	$151,849
Michael W. Conlon	$49,166	$45,240	$43,276	$—	$137,682
Curtis W. Huff	$78,333	$45,240	$43,276	$—	$166,849
Terry H. Hunt	$63,333	$45,240	$43,276	$—	$151,849
Tiffany J. Thom	$48,333	$45,240	$43,276	$—	$136,849

(1)	Amounts set forth represent the fair value at the date of grant as determined in accordance with FASB ASC Topic 718 with respect to restricted stock awarded to the directors in the fiscal year ended December 31, 2016. For additional information related to the assumptions used and valuation of restricted stock, see Note 11 to the consolidated financial statements in the Original Report. Messrs. Buckner, Conlon, Huff and Hunt and Ms. Thom each received an award of 3,000 shares of restricted stock on January 1, 2016 with a market value of $15.08 per share. The shares awarded to Messrs. Buckner, Conlon, Huff and Hunt and Ms. Thom fully vested on January 1, 2017. As of December 31, 2016, Messrs. Buckner, Conlon, Huff and Hunt and Ms. Thom each held 3,000 unvested shares of restricted stock.

(2)	Amounts set forth represent the fair value at the date of grant as determined in accordance with FASB ASC Topic 718 with respect to stock options awarded to the directors in the fiscal year ended December 31, 2016. For additional information related to the assumptions used in connection with the valuation of stock options using the Black-Scholes-Merton option pricing model, see Note 11 to the consolidated financial statements in the Original Report. Messrs. Buckner, Conlon, Huff and Hunt and Ms. Thom each received options to purchase 10,000 shares of stock on January 1, 2016 with a fair value of $4.33 per share. The options awarded to Messrs. Buckner, Conlon, Huff and Hunt and Ms. Thom fully vested on January 1, 2017. As of December 31, 2016, Messrs. Buckner, Conlon, Huff and Hunt and Ms. Thom held the following options to purchase shares of Common Stock:

	Number of Securities Underlying Unexercised Options (#)
Name	Exercisable	Unexercisable	Total
Charles O. Buckner	80,000	10,000	90,000
Michael W. Conlon	40,000	10,000	50,000
Curtis W. Huff	60,000	10,000	70,000
Terry H. Hunt	80,000	10,000	90,000
Tiffany J. Thom	20,000	10,000	30,000

Directors who are also employees of Patterson-UTI do not receive compensation for serving as a director or as a member of a committee of the Board of Directors. All directors are reimbursed for reasonable out-of-pocket expenses incurred in connection with serving as a member of the Board of Directors.

Prior to October 2016, the compensation for the non-employee directors was as follows: Each non-employee director received annual cash compensation of $35,000 and (i) 3,000 shares of restricted stock subject to one-year vesting (subject to acceleration in certain limited situations, including a change of control) and (ii) an option to purchase 10,000 shares of Common Stock at an exercise price equal to the closing price of Common Stock on the grant date. The option had a 10-year term, vested after one-year (subject to acceleration in certain limited situations, including a change of control) and contained a right to exercise for three years following cessation of the holder as a director (but not beyond the 10-year term). Each non-employee director that served on the Audit Committee or the Compensation Committee received additional annual cash compensation of $10,000 per committee on which he or she served, with the chairman of each such committee receiving $15,000. The Lead Director received additional annual cash compensation of $20,000.

In October 2016, the Board of Directors approved modifications to the non-employee director compensation program, such that current compensation for the directors is as follows: Each non-employee director receives annual cash compensation of $75,000 and shares of restricted stock on January 1 of each year with a grant date value of $175,000, subject to one-year vesting (subject to acceleration in certain limited situations, including a change of control). Each non-employee director that serves on the Audit Committee or the Compensation Committee receives additional annual cash compensation of $10,000 per committee on which he or she serves, with the Chair of each such committee receiving $15,000. The Chair of the Nominating and Corporate Governance Committee receives additional annual cash compensation of $10,000. The Lead Director receives additional annual cash compensation of $20,000.

EMPLOYMENT-RELATED AGREEMENTS

Change in Control, Employment and Severance Agreements

Change in Control Agreements with Messrs. Siegel, Berns and Vollmer

Patterson-UTI has Change in Control Agreements with Messrs. Siegel, Berns and Vollmer (each agreement, a “CIC Agreement” and collectively, the “CIC Agreements”). The CIC Agreements were entered into to protect these executives should a change in control occur, thereby encouraging such executive to remain in the employ of Patterson-UTI and not be distracted from the performance of his duties to Patterson-UTI by the possibility of a change in control.

Each CIC Agreement generally has an initial term with automatic twelve-month renewals unless Patterson-UTI notifies the executive at least ninety days before the end of such renewal period that the term will not be extended. If a change in control of Patterson-UTI occurs during the term of the CIC Agreement and the executive’s employment is terminated (i) by Patterson-UTI other than for cause or other than automatically as a result of death, disability or retirement, or (ii) by the executive for good reason (as those terms are defined in the CIC Agreements), then the executive shall generally be entitled to, among other things:

•	a bonus payment equal to the highest bonus paid after the CIC Agreement was entered into (such bonus payment for each executive prorated for the portion of the fiscal year preceding the termination date);

•	a payment equal to 2.5 times (in the case of Mr. Siegel) or 2 times (in the case of Messrs. Berns and Vollmer) the sum of (i) the highest annual salary in effect for such executive and (ii) the average of the three annual bonuses earned by the executive for the three fiscal years preceding the termination date; and

•	continued coverage under Patterson-UTI’s welfare plans for up to three years (in the case of Mr. Siegel) or two years (in the case of Messrs. Berns and Vollmer).

As was customary when the CIC Agreements were entered into more than ten years ago, each CIC Agreement provides the executive with a full gross-up payment for any excise taxes imposed on payments and benefits received under the CIC Agreement or otherwise, including other taxes that may be imposed as a result of the gross-up payment. As indicated above, the Compensation Committee subsequently adopted a policy, more than five years ago, to no longer approve tax-gross ups in connection with compensation arrangements, and the employment agreements entered into with Mr. Hendricks in 2016 and Mr. Holcomb in 2017, which are described below, do not include a tax gross-up provision.

A “change in control” is principally defined by the CIC Agreement as:

•	an acquisition by any individual, entity or group of beneficial ownership of 35% or more of either Patterson-UTI’s then outstanding common stock or the combined voting power of the then outstanding voting securities of Patterson-UTI entitled to vote in the election of directors,

•	a change occurs in which the members of the Board of Directors as of the date of the CIC Agreement cease to constitute at least a majority of Patterson-UTI’s Board of Directors unless that change occurs through a vote of at least a majority of the incumbent members of the Board of Directors, or

•	a change in the beneficial ownership of Patterson-UTI following consummation of a reorganization, merger, consolidation, sale of Patterson-UTI or any subsidiary of Patterson-UTI or a disposition of all or substantially all of the assets of Patterson-UTI, in which the beneficial owners immediately prior to the transaction own 65% or less of outstanding common stock of the newly combined or merged entity.

Severance Agreements with Messrs. Siegel, Berns and Vollmer

In order to address prior severance agreements between UTI Energy Corp. and each of Messrs. Siegel, Berns and Vollmer, Patterson-UTI has entered into written letter agreements with each of these executives pursuant to which Patterson-UTI has agreed to pay each such executive within ten days of the termination of his employment with Patterson-UTI for any reason (including voluntary termination by him), an amount in cash equal to his annual base salary at the time of such termination. Any payment made by Patterson-UTI pursuant to these letter agreements will reduce dollar for dollar any payment owed to such person, if any, pursuant to the CIC Agreements.

Employment Agreements with Messrs. Hendricks and Holcomb

Patterson-UTI has Employment Agreements with Messrs. Hendricks and Holcomb. Each Employment Agreement generally has an initial three-year term, subject to automatic annual renewal. The executive may terminate his employment under his Employment Agreement by providing written notice of such termination at least 30 days before the effective date of such termination. Under specified circumstances, Patterson-UTI may terminate the executive’s employment under his Employment Agreement for cause (as defined in the Employment Agreement) by either (i) providing written notice 10 days before the effective date of such termination and by granting at least 10 days to cure the cause for such termination or (ii) by providing written notice of such termination at least 30 days before the effective date of such termination and by granting at least 20 days to cure the cause for such termination, provided that if the matter is reasonably determined by Patterson-UTI to not be capable of being cured, the executive may be terminated for cause on the date the written notice is delivered. The Employment Agreement also provides for, among other things, severance payments and the continuation of certain benefits following termination by Patterson-UTI of the executive other than for cause, or termination by the executive for good reason (as defined in each Employment Agreement). Under these provisions, if the executive’s employment is terminated by Patterson-UTI without cause, or the executive terminates his employment for good reason:

•	the executive will have the right to receive a lump-sum payment consisting of 3 times (in the case of Mr. Hendricks) or 2.5 times (in the case of Mr. Holcomb) the sum of (i) his base salary and (ii) the average annual cash bonus received by him for the three years prior to the date of termination,

•	the executive will have the right to receive a pro-rated lump-sum payment equal to his annual cash bonus based on actual results for the year, payable at the same time as annual cash bonuses are paid to active employees,

•	Patterson-UTI will accelerate vesting of all options, restricted stock and performance unit awards on the 60th day following the executive’s termination, and

•	Patterson-UTI will pay the executive certain accrued obligations and certain obligations pursuant to the terms of employee benefit plans.

If a termination by Patterson-UTI other than for cause or by the executive for good reason occurs following a change in control (which is defined in a substantially similar manner to the definition in the CIC Agreements, and which for Mr. Holcomb also includes a change in control in certain circumstances of Patterson-UTI Drilling Company LLC), the executive will generally be entitled to the same severance payments and benefits described above except that the pro-rated lump-sum payment for annual cash bonuses will be based on his highest annual cash bonus for the last three years, and the executive will be entitled to 36 months (in the case of Mr. Hendricks) or 30 months (in the case of the Mr. Holcomb) of subsidized benefits continuation coverage.

Equity Award Agreements with Names Executive Officers

All unvested stock options and restricted stock awards held by Messrs. Siegel, Hendricks, Berns and Vollmer vest upon a change of control as defined by the underlying award agreements. Upon a change in control as defined in the underlying performance unit award grants, Messrs. Hendricks, Vollmer, Siegel and Berns would receive the target number of shares issuable thereunder. All restricted stock and performance unit awards held by the Named Executive Officers provide that in the event of termination of employment due to death or disability, the holder would vest in a portion of the award. With respect to Mr. Hendricks, such a termination at December 31, 2016 would have resulted in the accelerated vesting of 24,715 shares of restricted stock with a fair value of $665,328. With respect to Messrs. Vollmer and Berns, such a termination at December 31, 2016 would have resulted in the accelerated vesting of 11,802 shares of restricted stock with a fair value of $317,710. With respect to Mr. Siegel, such a termination at December 31, 2016 would have resulted in the accelerated vesting of 10,151 shares of restricted stock with a fair value of $273,265. With respect to Mr. Holcomb, such a termination at December 31, 2016 would have resulted in the accelerated vesting of 20,287 shares of restricted stock with a fair value of $546,126. In the event of termination of employment due to death or disability, the holders of performance units would vest in the portion of the performance unit award that was earned at the time of death or disability. This payment would be determined at the end of the performance period and would equal the amount that the holder would have received at that time, pro-rated for the amount of time from the date of grant through the date of death or disability.

Potential Payments Upon a Termination or Change in Control

Amounts that each of the Named Executive Officers would be entitled to under the CIC Agreements (or in the case of Messrs. Hendricks and Holcomb, the Employment Agreements) and other award agreements if a change in control had occurred as of December 31, 2016 and the employee’s employment was terminated by Patterson-UTI other than for cause or terminated by the employee for good reason (as defined in the CIC Agreements or in the case of Messrs. Hendricks and Holcomb, the Employment Agreements, and other award agreements) are reflected in the following table:

Potential Payments Upon a Change in Control

	Cash Payments		Other Benefits
Name	Bonus Payment ($)(1)	Salary and Bonus ($)(2)	Option Awards ($)(3)	Stock Awards ($)(3)	Performance Unit Awards ($)(4)	Other Benefits ($)(5)	Total ($)
William Andrew Hendricks, Jr	$1,912,639	$6,710,467	$3,395,782	$4,235,108	$4,702,924	$28,068	$20,984,988
John E. Vollmer III	$1,397,022	$2,882,430	$2,036,297	$1,959,776	$2,893,900	$18,712	$11,188,137
Mark S. Siegel	$2,794,044	$5,780,459	$1,870,075	$2,005,567	$3,766,108	$—	$16,216,253
Kenneth N. Berns	$1,397,022	$2,712,430	$2,036,297	$1,959,776	$2,893,900	$—	$10,999,425
James M. Holcomb(6)	$343,111	$1,897,269	$—	$2,030,683	$—	$22,349	$4,293,412

(1)	In the case of Messrs. Hendricks and Holcomb, the assumed bonus is equal to the highest annual bonus paid in the three years prior to 2016. In the case of Messrs. Vollmer, Siegel and Berns, the assumed bonus payment is equal to the highest annual bonus paid from the time the CIC Agreements were entered into through December 31, 2016.

(2)	The assumed salary and bonus payment represents 3.0 times (in the case of Mr. Hendricks), 2.5 times (in the case of Messrs. Siegel and Holcomb) or 2.0 times (in the case of Messrs. Vollmer and Berns) of the sum of the 2016 salary in effect for each employee (except in the case of Mr. Holcomb, the 2017 salary) and the average of the annual bonuses earned by each employee for 2015, 2014 and 2013. Bonus amounts earned in 2016 were not considered in this calculation as they were not determined until after December 31, 2016.
(3)	Each of the option and stock award agreements for Messrs. Hendricks, Vollmer, Siegel and Berns provide that unvested options and awards will vest upon a change in control. Amounts presented in the table represent the value of unvested option and stock awards using the market price of Patterson-UTI common stock at December 31, 2016.
(4)	Share settled performance units awarded to Messrs. Hendricks, Vollmer, Siegel and Berns in 2014, 2015 and 2016, include a provision that upon a change in control as defined in the respective award agreements, the Named Executive Officer will receive an award of shares equal to the target amount set forth in each agreement. Amounts presented in the table represent the assumed award of the target number of shares if a change in control had occurred on December 31, 2016 valued at the December 31, 2016 closing price of Patterson-UTI common stock of $26.92 per share.
(5)	Messrs. Hendricks, Vollmer and Holcomb participated in Patterson-UTI’s health and welfare plans as of December 31, 2016. The amounts presented represent Patterson-UTI’s portion of the premiums for three years in the case of Mr. Hendricks, 30 months in the case of Mr. Holcomb and two years in the case of Mr. Vollmer. No tax gross-up payments would have been payable to Messrs. Siegel, Vollmer or Berns under the terms of their CIC Agreements.
(6)	The amounts for Mr. Holcomb assume his employment agreement that was entered into in January 2017 was in effect as of December 31, 2016.

In the event of a termination of employment of Messrs. Siegel, Berns or Vollmer for any reason, including voluntary termination, such executive would be entitled to an amount in cash equal to his annual base salary at the time of such termination. Any such payment made by Patterson-UTI will reduce dollar for dollar any payment owed to such person that is reflect in the table above. In the case of Messrs. Hendricks or Holcomb, if the executive’s employment was terminated by Patterson-UTI other than for cause or terminated by the executive for good reason (as defined in the Employment Agreement) and not in connection with a change-in-control, then the executive would be entitled to the same potential payments and benefits as set forth in the table above, except that Mr. Hendricks’ cash payment would be lower by $1,443,700 and Mr. Holcomb’s cash payment would be lower by $231,695 as a result of the calculation of the bonus payment for the year in which the termination occurred.

With respect to Messrs. Hendricks or Holcomb, the foregoing severance benefits (other than the accrued obligations and benefit obligations) are conditioned on the executive’s execution of a release within 50 days of his termination that is not revoked during any applicable revocation period provided in such release. Their employment agreements also contain covenants and restrictions, including non-competition and non-solicitation provisions pursuant to which the executive will not be permitted to compete with Patterson-UTI in certain circumstances for a period of one year following termination of employment.

Indemnification Agreements

Patterson-UTI has entered into an indemnification agreement with Messrs. Hendricks, Vollmer, Siegel and Berns and each of its directors containing provisions that may require Patterson-UTI, among other things, to indemnify such executive officers and directors against liabilities that may arise by reason of their status or service as executive officers or directors (subject to certain exceptions) and to advance expenses incurred as a result of any proceeding against them as to which they could be indemnified.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of March 10, 2017, the stock ownership of (i) the Named Executive Officers, directors and Board nominees, individually, (ii) all directors, Board nominees and executive officers as a group and (iii) each person known by Patterson-UTI to be the beneficial owner of more than 5% of Common Stock.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Class
Beneficial Owners of more than 5% of Patterson-UTI’s Common Stock:
BlackRock, Inc.	12,613,308	(1)	7.6%
Dimensional Fund Advisors LP	12,257,747	(2)	7.4%
The Vanguard Group	11,926,415	(3)	7.2%
Wellington Management Group LLP	11,103,499	(4)	6.7%
Directors and Named Executive Officers:
William Andrew Hendricks, Jr.	1,058,343	(5)	*
John E. Vollmer III	2,088,132	(6)	1.2%
Mark S. Siegel	3,877,645	(7)	2.3%

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Class
Kenneth N. Berns	1,747,554	(8)	1.0%
James M. Holcomb	263,834	(9)	*
Charles O. Buckner	118,511	(10)	*
Michael W. Conlon	77,500	(11)	*
Curtis W. Huff	162,184	(12)	*
Terry H. Hunt	139,371	(13)	*
Tiffany J. Thom	45,500	(14)	*
All directors and executive officers as a group (11 persons)	9,782,936	(15)	5.7%

*	indicates less than 1.0%
(1)	Based solely on a Schedule 13G/A filed by BlackRock, Inc. with the SEC on January 25, 2017. According to the report, BlackRock, Inc. has sole voting power with respect to 12,070,207 shares and sole dispositive power with respect to 12,613,308 shares. The address of the principal business office of BlackRock, Inc. is 55 East 52nd Street, New York, New York 10055.
(2)	Based solely on a Schedule 13G filed by Dimensional Fund Advisors LP with the SEC on February 9, 2017. According to the report, Dimensional Fund Advisors LP has sole voting power with respect to 12,075,938 shares and sole dispositive power with respect to 12,257,747 shares. The address of the principal business office of Dimensional Fund Advisors LP is Building One, 6300 Bee Cave Road, Austin, Texas 78746.
(3)	Based solely on a Schedule 13G/A filed by The Vanguard Group with the SEC on February 10, 2017. According to the report, The Vanguard Group has sole voting power with respect to 88,296 shares, shared voting power with respect to 16,743 shares, sole dispositive power with respect to 11,828,938 shares and shared dispositive power with respect to 97,477 shares. The address of the principal business office of The Vanguard Group is 100 Vanguard Blvd., Malvern, Pennsylvania 19355.
(4)	Based solely on a Schedule 13G/A filed by Wellington Management Group LLP (“Wellington Management Group”), Wellington Group Holdings LLP (“Wellington Holdings”), Wellington Investment Advisors Holdings LLP (“Wellington Investment Advisors”) and Wellington Management Company LLP (“Wellington Management Company”, and together with Wellington Management Group, Wellington Holdings and Wellington Investment Advisors, the “Wellington Entities”) with the SEC on February 9, 2017. According to the report, Wellington Management Group, in its capacity as investment adviser, may be deemed to beneficially own 11,103,499 shares that are held of record by clients of certain affiliated investment advisors. Wellington Management Group, Wellington Holdings and Wellington Investment Advisors have shared power to vote or to direct the vote of 4,601,515 shares and shared power to dispose or to direct the disposition of 11,103,499 shares. Wellington Management Company has shared power to vote or to direct the vote of 4,318,026 shares and shared power to dispose or to direct the disposition of 10,664,076 shares. The address of the principal business office of the Wellington Entities is c/o Wellington Management Company LLP, 280 Congress Street, Boston, Massachusetts 02210.
(5)	Includes shares underlying stock options held by Mr. Hendricks that are presently exercisable or become exercisable within 60 days to purchase 691,716 shares. Does not include 295,934 shares underlying stock options held by Mr. Hendricks that are not presently exercisable and will not become exercisable within 60 days. Includes 149,658 shares of unvested restricted Common Stock held by Mr. Hendricks, over which he presently has voting power.
(6)	Includes shares underlying stock options held by Mr. Vollmer that are presently exercisable or become exercisable within 60 days to purchase 1,209,832 shares. Does not include 177,468 shares underlying stock options held by Mr. Vollmer that are not presently exercisable and will not become exercisable within 60 days. Includes 67,967 shares of unvested restricted Common Stock held by Mr. Vollmer, over which he presently has voting power. The Common Stock beneficially owned by Mr. Vollmer includes 200,000 shares held in trust(s) for which he is a trustee.
(7)	Mr. Siegel is the President and sole stockholder of REMY Investors, which is the general partner of REMY Capital Partners III, L.P. (“REMY Capital”). The Common Stock beneficially owned by Mr. Siegel includes 605,000 shares of Common Stock owned by REMY Capital. The Common Stock beneficially owned by Mr. Siegel also includes stock options held by Mr. Siegel that are presently exercisable or become exercisable within 60 days to purchase 2,275,499 shares. Does not include 169,401 shares underlying stock options held by Mr. Siegel that are not presently exercisable and will not become exercisable within 60 days. Includes 66,485 shares of unvested restricted Common Stock held by Mr. Siegel, over which he presently has voting power. The Common Stock beneficially owned by Mr. Siegel includes 49,900 shares held in trust(s) for which he is the trustee.
(8)	Includes shares underlying stock options held by Mr. Berns that are presently exercisable or become exercisable within 60 days to purchase 1,209,832 shares. Does not include 177,468 shares underlying stock options held by Mr. Berns that are not presently exercisable and will not become exercisable within 60 days. Includes 67,967 shares of unvested restricted Common Stock held by Mr. Berns, over which he presently has voting power. The Common Stock beneficially owned by Mr. Berns includes 140,000 shares held in trust(s) for which he is the trustee. Does not include shares of Common Stock beneficially owned by REMY Investors. Mr. Berns disclaims beneficial ownership of such shares beneficially owned by REMY Investors.
(9)	Includes 75,434 shares of unvested restricted Common Stock held by Mr. Holcomb, over which he presently has voting power.

(10)	Includes shares underlying presently exercisable stock options held by Mr. Buckner to purchase 80,000 shares. Includes 6,500 shares of unvested restricted Common Stock held by Mr. Buckner, over which he presently has voting power. The Common Stock beneficially owned by Mr. Buckner includes 27,000 shares held by CDT Investments, LP, a limited partnership for which he is the sole member of the sole general partner.
(11)	Includes shares underlying presently exercisable stock options held by Mr. Conlon to purchase 50,000 shares. Includes 6,500 shares of unvested restricted Common Stock held by Mr. Conlon, over which he presently has voting power.
(12)	Includes shares underlying presently exercisable stock options held by Mr. Huff to purchase 70,000 shares. Includes 6,500 shares of unvested restricted Common Stock held by Mr. Huff, over which he presently has voting power.
(13)	Includes shares underlying presently exercisable stock options held by Mr. Hunt to purchase 90,000 shares. Includes 6,500 shares of unvested restricted Common Stock held by Mr. Hunt, over which he presently has voting power.
(14)	Includes shares underlying presently exercisable stock options held by Ms. Thom to purchase 30,000 shares. Includes 6,500 shares of unvested restricted Common Stock held by Ms. Thom, over which she presently has voting power.
(15)	Includes shares underlying stock options, which are presently exercisable or become exercisable within 60 days, to purchase 5,721,879 shares of Common Stock. Does not include shares underlying stock options to purchase 820,271 shares held by such individuals that are not presently exercisable and will not become exercisable within 60 days. Includes an aggregate of 535,445 shares of unvested restricted Common Stock held by certain directors and executive officers, over which they presently have voting power.

Except as stated herein, each stockholder has sole voting and investment power with respect to Common Stock included in the above table. There are no arrangements known to Patterson-UTI which may result in a change in control. The business address of each of our directors and officers is 10713 West Sam Houston Parkway North, Suite 800, Houston, Texas 77064.

Equity Compensation Plan Information

Equity compensation plan information as of December 31, 2016 follows:

	Equity Compensation Plan Information
Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted - Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column(a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders(1)	6,687,150	$20.68	1,784,452
Equity compensation plans not approved by security holders	—	$—	—

Total	6,687,150	$20.68	1,784,452

(1)	The 2014 LTIP provides for awards of incentive stock options, non-incentive stock options, tandem and freestanding stock appreciation rights, restricted stock awards, other stock unit awards, performance share awards, performance unit awards and dividend equivalents to key employees (as defined in the 2014 LTIP), officers and directors, which are subject to certain vesting and forfeiture provisions. All options are granted with an exercise price equal to or greater than the fair market value of the common stock at the time of grant. The vesting schedule and term are set by the Compensation Committee of the Board of Directors, except that the Board has the same power as the Compensation Committee with respect to awards to directors. All securities remaining available for future issuance under equity compensation plans approved by security holders in column (c) are available under this plan. In addition to the 2014 LTIP, this Plan category also includes the 2005 LTIP. In connection with the approval of the 2014 LTIP, the Board of Directors approved a resolution that no further options, restricted stock or other awards would be granted under any equity compensation plan, other than the 2014 LTIP. Options granted under the 2005 LTIP typically vested over one year for non-employee directors and three years for employees. All options were granted with an exercise price equal to the fair market value of the related common stock at the time of grant.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Patterson-UTI has a written policy with respect to related person transactions. In accordance with this policy, related person transactions are reviewed by the Lead Director or the chair of the Audit Committee, each of whom has full delegated authority to approve, disapprove, ratify, amend, terminate or rescind any such transaction, or direct that such transaction be submitted to the Audit Committee or the full Board of Directors for consideration. In approving or disapproving related person transactions, the relevant facts and circumstances of the related person transaction are considered, including whether such transaction is in, or not inconsistent with, the best interest of Patterson-UTI and whether, in appropriate cases, such transaction is on commercial terms at least as favorable to Patterson-UTI as would otherwise be available to or from an unrelated third party or to Patterson-UTI’s employees generally. Related person transactions generally include transactions in an amount that exceeds $50,000 between Patterson-UTI or any of its subsidiaries and an executive officer, a director (or nominee to become director), an immediate family member of any of the foregoing or any entity in which any of the foregoing has a 10% or greater beneficial ownership interest or in which they are an executive officer, general partner, principal or engaged in a similar position. Certain related person transactions have been pre-approved under the terms of the policy, including, subject to certain exceptions and limitations, the sale to or purchase from Patterson-UTI of goods and services by entities related to directors in the ordinary course of business that are immaterial to Patterson-UTI and with respect to which the director has no direct economic interest or decision making authority.

In connection with the acquisition by REMY Capital Partners III, L.P. (“REMY Capital”) of an ownership interest in UTI Energy Corp. in March 1995, REMY Capital succeeded to a registration rights agreement with UTI. As the successor-in-interest to UTI, Patterson-UTI assumed this registration rights agreement pursuant to which REMY Capital has the right to require Patterson-UTI to use its reasonable efforts to register shares held by REMY Capital under the Securities Act of 1933, as amended. In the event that such rights are exercised in connection with a primary offering proposed by Patterson-UTI (or a secondary offering with which Patterson-UTI agrees to participate), REMY Capital would bear its pro rata share of the costs of the offering, other than legal, accounting and printing costs, all of which Patterson-UTI would bear. In the event that REMY Capital elects to exercise such rights other than in connection with an offering in which Patterson-UTI participates, REMY Capital would bear all costs of the offering. These rights continue so long as REMY Capital continues to own the Common Stock that it acquired in March 1995. As of the date of this proxy statement, REMY Capital continues to hold 605,000 shares of such Common Stock.

Mr. Siegel, Chairman of the Board of Patterson-UTI, is President and sole stockholder of REMY Investors, which is the general partner of REMY Capital. Mr. Berns, a director and Senior Vice President of Patterson-UTI, is an executive of REMY Investors.

Director Independence

A majority of the members of the Board are independent within the meaning of the Nasdaq Stock Market, Inc. (“Nasdaq”) listing standards. Specifically, the Board has determined that Messrs. Buckner, Conlon, Huff and Hunt and Ms. Thom are independent within the meaning of the Nasdaq listing standards.

The Audit Committee members are Messrs. Buckner (chairman), Huff and Hunt and Ms. Thom, each of whom is independent within the meaning of applicable rules under the Exchange Act, and within the meaning of the Nasdaq listing standards. The Compensation Committee members are Messrs. Hunt (chairman), Buckner, Conlon and Huff, each of whom is independent as defined in the Nasdaq listing standards. The Nominating and Corporate Governance Committee members are Messrs. Conlon (chairman), Buckner and Huff and Ms. Thom, each of whom is independent as defined in the Nasdaq listing standards.

Item 14.	Principal Accounting Fees and Services.

PricewaterhouseCoopers LLP Fees for Fiscal Years 2016 and 2015

In 2016 and 2015, Patterson-UTI and its subsidiaries incurred fees for services provided by PricewaterhouseCoopers LLP.

Description	Fees Incurred in Fiscal Year 2016	Fees Incurred in Fiscal Year 2015
Audit fees	$1,775,000	$1,658,800
Audit-related fees	—	36,000
Tax fees	40,000	40,000
All other fees	1,919	1,919

Total	$1,816,919	$1,736,719

The Audit Committee appoints the independent registered public accounting firm. The Audit Committee or Mr. Buckner, as Chairman of the Audit Committee, approves all other engagements of the independent registered public accounting firm in advance. In the event Mr. Buckner approves any such engagement, he discusses such approval with the Audit Committee at its next meeting.

“Audit fees” relate to audit services of PricewaterhouseCoopers LLP for fiscal 2016 and 2015 consisting of the integrated audit of Patterson-UTI’s consolidated financial statements and internal control over financial reporting, and quarterly reviews of Patterson-UTI’s interim financial statements and the audits of certain subsidiaries. “Audit-related fees” for 2015 relate to the performance of certain agreed-upon procedures in connection with a bid for prospective work. “Tax fees” include federal, state, local and foreign tax compliance and related matters. “All other fees” consists of an annual subscription fee to a software product. The Audit Committee or Mr. Buckner, as Chairman of the Audit Committee, approved in advance all of the services described above.

PART IV

Item 15.	Exhibits and Financial Statement Schedule.

The Exhibits listed on the Exhibit Index immediately following the signature page of this report are filed as part of this Amendment No. 1 on Form 10-K/A and are meant to supplement the Exhibits listed and/or filed with the Original Report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Patterson-UTI Energy, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PATTERSON-UTI ENERGY, INC.

By:	/s/ William Andrew Hendricks, Jr.
William Andrew Hendricks, Jr.
President and Chief Executive Officer

Date: March 13, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of Patterson-UTI Energy, Inc. and in the capacities indicated as of March 13, 2017.

Signature	Title

/s/ Mark S. Siegel	Chairman of the Board
Mark S. Siegel

/s/ William Andrew Hendricks, Jr.	President and Chief Executive Officer
William Andrew Hendricks, Jr.
(Principal Executive Officer)

/s/ John E. Vollmer III	Senior Vice President — Corporate Development,
John E. Vollmer III	Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

/s/ Kenneth N. Berns	Senior Vice President and Director
Kenneth N. Berns

/s/ Charles O. Buckner	Director
Charles O. Buckner

/s/ Michael W. Conlon	Director
Michael W. Conlon

/s/ Curtis W. Huff	Director
Curtis W. Huff

/s/ Terry H. Hunt	Director
Terry H. Hunt

/s/ Tiffany J. Thom	Director
Tiffany J. Thom

EXHIBIT INDEX

2.1	Agreement and Plan of Merger by and among Patterson-UTI Energy, Inc., Pyramid Merger Sub, Inc. and Seventy Seven Energy Inc., dated as of December 12, 2016 (filed December 13, 2016 as Exhibit 2.1 to the Company’s Current Report on Form 8-K and incorporated herein by reference).

3.1	Restated Certificate of Incorporation, as amended (filed August 9, 2004 as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004 and incorporated herein by reference).

3.2	Certificate of Amendment to the Restated Certificate of Incorporation, as amended (filed August 9, 2004 as Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004 and incorporated herein by reference).

3.3	Certificate of Elimination with respect to Series A Participating Preferred Stock (filed October 27, 2011 as Exhibit 3.1 to the Company’s Current Report on Form 8-K and incorporated herein by reference).

3.4	Second Amended and Restated Bylaws (filed August 6, 2007 as Exhibit 3.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2007 and incorporated herein by reference).

10.1	Registration Rights Agreement with Bear, Stearns and Co. Inc., dated March 25, 1994, as assigned to REMY Capital Partners III, L.P. (filed March 19, 2002 as Exhibit 4.3 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001 and incorporated herein by reference).

10.2	Patterson-UTI Energy, Inc. 2005 Long-Term Incentive Plan, including Form of Executive Officer Restricted Stock Award Agreement, Form of Executive Officer Stock Option Agreement, Form of Non-Employee Director Restricted Stock Award Agreement and Form of Non-Employee Director Stock Option Agreement (filed June 21, 2005 as Exhibit 10.1 to the Company’s Current Report on Form 8-K and incorporated herein by reference).*

10.3	First Amendment to the Patterson-UTI Energy, Inc. 2005 Long-Term Incentive Plan (filed June 6, 2008 as Exhibit 10.1 to the Company’s Current Report on Form 8-K and incorporated herein by reference).*

10.4	Second Amendment to the Patterson-UTI Energy, Inc. 2005 Long-Term Incentive Plan (filed June 6, 2008 as Exhibit 10.2 to the Company’s Current Report on Form 8-K and incorporated herein by reference).*

10.5	Third Amendment to the Patterson-UTI Energy, Inc. 2005 Long-Term Incentive Plan (filed April 27, 2010 as Exhibit 10.1 to the Company’s Current Report on Form 8-K and incorporated herein by reference).*

10.6	Fourth Amendment to the Patterson-UTI Energy, Inc. 2005 Long-Term Incentive Plan (filed April 27, 2010 as Exhibit 10.2 to the Company’s Current Report on Form 8-K and incorporated herein by reference).*

10.7	Fifth Amendment to the Patterson-UTI Energy, Inc. 2005 Long-Term Incentive Plan (filed August 2, 2010 as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q and incorporated herein by reference).*

10.8	Form of Share-Settled Performance Unit Award Agreement under the Patterson-UTI Energy, Inc. 2005 Long-Term Incentive Plan (filed August 2, 2010 as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2010 and incorporated herein by reference).*

10.9	Patterson-UTI Energy, Inc. 2014 Long-Term Incentive Plan (filed April 21, 2014 as Exhibit 10.1 to the Company’s Current Report on Form 8-K and incorporated herein by reference).*

10.10	Form of Executive Officer Share-Settled Performance Share Award Agreement (filed April 21, 2014 as Exhibit 10.2 to the Company’s Current Report on Form 8-K and incorporated herein by reference).*

10.11	Form of Executive Officer Share-Settled Performance Share Award Agreement (filed May 2, 2016 as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q and incorporated herein by reference).*

10.12	Form of Executive Officer Restricted Stock Award Agreement (filed April 21, 2014 as Exhibit 10.3 to the Company’s Current Report on Form 8-K and incorporated herein by reference).*

10.13	Form of Executive Officer Restricted Stock Award Agreement (filed May 2, 2016 as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q and incorporated herein by reference).*

10.14	Form of Executive Officer Stock Option Agreement (filed April 21, 2014 as Exhibit 10.4 to the Company’s Current Report on Form 8-K and incorporated herein by reference).*

10.15	Form of Non-Employee Director Restricted Stock Award Agreement (filed April 21, 2014 as Exhibit 10.5 to the Company’s Current Report on Form 8-K and incorporated herein by reference).*

10.16	Form of Non-Employee Director Stock Option Agreement (filed April 21, 2014 as Exhibit 10.6 to the Company’s Current Report on Form 8-K and incorporated herein by reference).*

10.17	Form of Letter Agreement regarding termination, effective as of January 29, 2004, entered into by Patterson-UTI Energy, Inc. with each of Mark S. Siegel, Kenneth N. Berns and John E. Vollmer III (filed on February 25, 2005 as Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 and incorporated herein by reference).*

10.18	Employment Agreement, effective as of January 1, 2017, by and between Patterson-UTI Drilling Company LLC and James M. Holcomb (filed January 17, 2017 as Exhibit 10.1 to the Company’s Current Report on Form 8-K and incorporated herein by reference). *

10.19	Employment Agreement, effective as of August 1, 2016, by and between Patterson-UTI Energy, Inc. and William Andrew Hendricks, Jr. (filed August 2, 2016 as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q and incorporated herein by reference). *

10.20	Employment Agreement, effective as of January 1, 2017, by and between Patterson-UTI Energy, Inc. and Seth D. Wexler.*+

10.21	Form of Indemnification Agreement entered into by Patterson-UTI Energy, Inc. with each of Mark S. Siegel, Kenneth N. Berns, Curtis W. Huff, Terry H. Hunt, Charles O. Buckner, John E. Vollmer III, Seth D. Wexler, William Andrew Hendricks, Jr., Michael W. Conlon and Tiffany J. Thom (filed April 28, 2004 as Exhibit 10.11 to the Company’s Annual Report on Form 10-K, as amended, for the year ended December 31, 2003 and incorporated herein by reference).*

10.22	Patterson-UTI Energy, Inc. Change in Control Agreement, effective as of January 29, 2004, by and between Patterson-UTI Energy, Inc. and Mark S. Siegel (filed on February 4, 2004 as Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 and incorporated herein by reference).*

10.23	Patterson-UTI Energy, Inc. Change in Control Agreement, effective as of January 29, 2004, by and between Patterson-UTI Energy, Inc. and Kenneth N. Berns (filed on February 4, 2004 as Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 and incorporated herein by reference).*

10.24	Patterson-UTI Energy, Inc. Change in Control Agreement, effective as of January 29, 2004, by and between Patterson-UTI Energy, Inc. and John E. Vollmer III (filed on February 4, 2004 as Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 and incorporated herein by reference).*

10.25	First Amendment to Change in Control Agreement Between Patterson-UTI Energy, Inc. and Mark S. Siegel, entered into November 1, 2007 (filed November 5, 2007 as Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2007 and incorporated herein by reference).*

10.26	First Amendment to Change in Control Agreement Between Patterson-UTI Energy, Inc. and John E. Vollmer, III, entered into November 1, 2007 (filed November 5, 2007 as Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2007 and incorporated herein by reference).*

10.27	First Amendment to Change in Control Agreement Between Patterson-UTI Energy, Inc. and Kenneth N. Berns, entered into November 1, 2007 (filed November 5, 2007 as Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2007 and incorporated herein by reference).*

10.28	Credit Agreement dated September 27, 2012, among Patterson-UTI Energy, Inc., as borrower, Wells Fargo Bank, N.A., as administrative agent, letter of credit issuer, swing line lender and lender and each of the other letter of credit issuer and lender parties thereto (filed September 28, 2012 as Exhibit 10.1 to the Company’s Current Report on Form 8-K and incorporated herein by reference).

10.29	Amendment No. 1 to Credit Agreement dated as of January 9, 2015, among Patterson-UTI Energy, Inc., as borrower, Wells Fargo Bank, N.A., as administrative agent, letter of credit issuer, swing line lender and lender and each of the other letter of credit issuer and lender parties thereto (filed January 12, 2015 as Exhibit 10.1 to the Company’s Current Report on Form 8-K and incorporated herein by reference).

10.30	Amendment No. 2 to Credit Agreement dated as of July 8, 2016, by and among Patterson-UTI Energy, Inc., certain subsidiaries party thereto, Wells Fargo Bank, N.A., as administrative agent, issuer of letters of credit and swing line lender and certain other lenders party thereto (filed July 12, 2016 as Exhibit 10.1 to the Company’s Current Report on Form 8-K and incorporated herein by reference).

10.31	Amendment No. 3 to Credit Agreement dated as of January 17, 2017, by and among Patterson-UTI Energy, Inc., certain subsidiaries party thereto, Wells Fargo Bank, N.A., as administrative agent, issuer of letters of credit and swing line lender and certain other lenders party thereto.+

10.32	Commitment Increase Agreement, dated as of January 24, 2017, by and among Patterson-UTI Energy, Inc., certain subsidiaries party thereto, Wells Fargo Bank, N.A., as administrative agent, issuer of letters of credit and swing line lender and certain other lenders party thereto (filed January 24, 2017 as Exhibit 10.1 to the Company’s Current Report on Form 8-K and incorporated herein by reference).

10.33	Note Purchase Agreement dated October 5, 2010 by and among Patterson-UTI Energy, Inc. and the purchasers named therein (filed October 6, 2010 as Exhibit 10.1 to the Company’s Current Report on Form 8-K and incorporated herein by reference).

10.34	Amendment No. 1 to Purchase Agreement, dated as of October 22, 2015, by and among Patterson-UTI Energy, Inc., certain subsidiaries of Patterson-UTI Energy, Inc. party thereto, and the purchasers named therein (relates to Note Purchase Agreement dated October 5, 2010) (filed October 28, 2015 as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2015 and incorporated herein by reference).

10.35	Note Purchase Agreement dated June 14, 2012 by and among Patterson-UTI Energy, Inc. and the purchasers named therein (filed June 18, 2012 as Exhibit 10.1 to the Company’s Current Report on Form 8-K and incorporated herein by reference).

10.36	Amendment No. 1 to Purchase Agreement, dated as of October 22, 2015, by and among Patterson-UTI Energy, Inc., certain subsidiaries of Patterson-UTI Energy, Inc. party thereto, and the purchasers named therein (relates to Note Purchase Agreement dated June 14, 2012) (filed October 28, 2015 as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2015 and incorporated herein by reference).

10.37	Reimbursement Agreement, dated as March 16, 2015, by and between Patterson-UTI Energy, Inc. and The Bank of Nova Scotia (filed March 16, 2015 as Exhibit 10.1 to the Company’s Current Report on Form 8-K and incorporated herein by reference).

10.38	Continuing Guaranty, dated as of March 16, 2015, by Patterson Petroleum LLC, Patterson-UTI Drilling Company LLC, Patterson-UTI Management Services, LLC, Universal Well Services, Inc. and Universal Pressure Pumping, Inc. (filed March 16, 2015 as Exhibit 10.2 to the Company’s Current Report on Form 8-K and incorporated herein by reference).

10.39	Term Loan Agreement, dated as March 18, 2015, among Patterson-UTI Energy, Inc., as borrower, Wells Fargo Bank, N.A., as administrative agent and lender, each of the other lenders party thereto, Wells Fargo Securities, LLC, as Lead Arranger and Sole Book Runner, and Bank of America, N.A. and The Bank of Tokyo-Mitsubishi UFJ, LTD., as Co-Syndication Agents (filed March 18, 2015 as Exhibit 10.1 to the Company’s Current Report on Form 8-K and incorporated herein by reference).

10.40	Continuing Guaranty, dated as of March 18, 2015, by Patterson Petroleum LLC, Patterson-UTI Drilling Company LLC, Patterson-UTI Management Services, LLC, Universal Well Services, Inc. and Universal Pressure Pumping, Inc. (filed March 18, 2015 as Exhibit 10.2 to the Company’s Current Report on Form 8-K and incorporated herein by reference).

10.41	Commitment Letter, dated December 12, 2016, between Patterson-UTI Energy, Inc. and Canyon Capital Advisors LLC (filed December 13, 2016 as Exhibit 10.1 to the Company’s Current Report on Form 8-K and incorporated herein by reference).

10.42	Voting and Support Agreement, by and among Patterson-UTI Energy, Inc. and certain affiliates of Axar Capital Management, LLC, dated as of December 12, 2016 (filed December 13, 2016 as Exhibit 10.2 to the Company’s Current Report on Form 8-K and incorporated herein by reference).

10.43	Voting and Support Agreement, by and among Patterson-UTI Energy, Inc. and certain affiliates of Blue Mountain Capital Management, LLC, dated as of December 12, 2016 (filed December 13, 2016 as Exhibit 10.3 to the Company’s Current Report on Form 8-K and incorporated herein by reference).

10.44	Voting and Support Agreement, by and among Patterson-UTI Energy, Inc. and certain affiliates of Mudrick Capital Management, L.P., dated as of December 12, 2016 (filed December 13, 2016 as Exhibit 10.4 to the Company’s Current Report on Form 8-K and incorporated herein by reference).

21.1	Subsidiaries of the Registrant.+

23.1	Consent of Independent Registered Public Accounting Firm.+

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.+

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.+

31.3	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.++

31.4	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.++

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.+

101	The following materials from Patterson-UTI Energy, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2016, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.+

*	Management Contract or Compensatory Plan identified as required by Item 15(a)(3) of Form 10-K.
+	Filed with the Original Report
++	Filed herewith.