Form 10-Q
period 2017-03-31
PATTERSON UTI ENERGY INC
filed 2017-05-02
CIK 889900

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes ☑    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☑	Accelerated filer	☐	Smaller reporting company	☐

Non-accelerated filer	☐			Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.          ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐    No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

212,623,506 shares of common stock, $0.01 par value, as of April 28, 2017

PATTERSON-UTI ENERGY, INC. AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION

ITEM 1. Financial Statements

The following unaudited condensed consolidated financial statements include all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented.

PATTERSON-UTI ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited, in thousands, except share data)

	March 31,	December 31,
	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$466,608	$35,152
Accounts receivable, net of allowance for doubtful accounts of $3,186 and $3,191 at March 31, 2017 and December 31, 2016, respectively	210,431	148,091
Federal and state income taxes receivable	1,878	2,126
Inventory	20,754	20,191
Other	30,273	41,322
Total current assets	729,944	246,882
Property and equipment, net	3,328,788	3,408,963
Goodwill and intangible assets	88,055	88,966
Deposits on equipment purchases	19,106	16,050
Deferred tax assets, net	4,771	4,124
Other	7,955	7,306
Total assets	$4,178,619	$3,772,291
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$158,226	$125,667
Accrued expenses	135,940	139,148
Total current liabilities	294,166	264,815
Long-term debt, net of debt issuance cost of $1,476 and $1,563 at March 31, 2017 and December 31, 2016, respectively	598,524	598,437
Deferred tax liabilities, net	614,361	650,661
Other	9,959	9,654
Total liabilities	1,517,010	1,523,567
Commitments and contingencies (see Note 11)
Stockholders' equity:
Preferred stock, par value $.01; authorized 1,000,000 shares, no shares issued	—	—
Common stock, par value $.01; authorized 300,000,000 shares with 209,729,770 and 191,525,872 issued and 166,329,164 and 148,133,255 outstanding at March 31, 2017 and December 31, 2016, respectively	2,097	1,915
Additional paid-in capital	1,521,438	1,042,696
Retained earnings	2,049,476	2,116,341
Accumulated other comprehensive loss	(85)	(1,134)
Treasury stock, at cost, 43,400,606 and 43,392,617 shares at March 31, 2017 and December 31, 2016, respectively	(911,317)	(911,094)
Total stockholders' equity	2,661,609	2,248,724
Total liabilities and stockholders' equity	$4,178,619	$3,772,291

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PATTERSON-UTI ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited, in thousands, except per share data)

	Three Months Ended
	March 31,
	2017	2016
Operating revenues:
Contract drilling	$158,728	$168,659
Pressure pumping	141,174	96,313
Other	5,273	3,967
Total operating revenues	305,175	268,939
Operating costs and expenses:
Contract drilling	108,221	80,898
Pressure pumping	119,013	87,813
Other	3,259	2,090
Depreciation, depletion, amortization and impairment	156,217	176,770
Selling, general and administrative	18,852	17,972
Acquisition related expenses	5,156	—
Other operating income, net	(12,904)	(1,345)
Total operating costs and expenses	397,814	364,198
Operating loss	(92,639)	(95,259)
Other income (expense):
Interest income	406	110
Interest expense, net of amount capitalized	(8,270)	(10,800)
Other	17	16
Total other expense	(7,847)	(10,674)
Loss before income taxes	(100,486)	(105,933)
Income tax benefit	(36,947)	(35,430)
Net loss	$(63,539)	$(70,503)
Net loss per common share:
Basic	$(0.40)	$(0.48)
Diluted	$(0.40)	$(0.48)
Weighted average number of common shares outstanding:
Basic	160,062	145,770
Diluted	160,062	145,770
Cash dividends per common share	$0.02	$0.10

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PATTERSON-UTI ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(unaudited, in thousands)

	Three Months Ended
	March 31,
	2017	2016
Net loss	$(63,539)	$(70,503)
Other comprehensive income, net of taxes of $0 for all periods:
Foreign currency translation adjustment	1,049	6,678
Total comprehensive loss	$(62,490)	$(63,825)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PATTERSON-UTI ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(unaudited, in thousands)

					Accumulated
	Common Stock		Additional		Other
	Number of		Paid-in	Retained	Comprehensive	Treasury
	Shares	Amount	Capital	Earnings	Income (Loss)	Stock	Total
Balance, December 31, 2016	191,526	$1,915	$1,042,696	$2,116,341	$(1,134)	$(911,094)	2,248,724
Net loss	—	—	—	(63,539)	—	—	(63,539)
Foreign currency translation adjustment	—	—	—	—	1,049	—	1,049
Equity offering	18,170	182	471,388	—	—	—	471,570
Exercise of stock options	10	—	223	—	—	—	223
Issuance of restricted stock	33	—		—	—	—	—
Forfeitures of restricted stock	(9)	—	—	—	—	—	—
Stock-based compensation	—	—	7,131	—	—	—	7,131
Payment of cash dividends	—	—	—	(3,326)	—	—	(3,326)
Purchase of treasury stock	—	—	—	—	—	(223)	(223)
Balance, March 31, 2017	209,730	$2,097	$1,521,438	$2,049,476	$(85)	$(911,317)	$2,661,609

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PATTERSON-UTI ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Three Months Ended
	March 31,
	2017	2016
Cash flows from operating activities:
Net loss	$(63,539)	$(70,503)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, depletion, amortization and impairment	156,217	176,770
Deferred income tax benefit	(36,947)	(11,616)
Stock-based compensation expense	7,131	7,211
Net gain on asset disposals	(13,560)	(2,445)
Tax expense on stock-based compensation	—	(323)
Amortization of debt issuance costs	87	362
Changes in operating assets and liabilities:
Accounts receivable	(62,291)	37,362
Income taxes receivable	248	(3,346)
Inventory and other assets	9,931	2,973
Accounts payable	11,252	(14,888)
Accrued expenses	(3,233)	(7,196)
Other liabilities	261	(628)
Net cash provided by operating activities	5,557	113,733
Cash flows from investing activities:
Purchases of property and equipment	(68,440)	(21,301)
Proceeds from disposal of assets	25,861	5,100
Net cash used in investing activities	(42,579)	(16,201)
Cash flows from financing activities:
Proceeds from equity offering	471,570	—
Dividends paid	(3,326)	(14,712)
Repayment of long-term debt	—	(10,000)
Proceeds from borrowings under revolving credit facility	10,000	—
Repayment of borrowings under revolving credit facility	(10,000)	—
Net cash provided by (used in) financing activities	468,244	(24,712)
Effect of foreign exchange rate changes on cash	234	391
Net increase in cash and cash equivalents	431,456	73,211
Cash and cash equivalents at beginning of period	35,152	113,346
Cash and cash equivalents at end of period	$466,608	$186,557
Supplemental disclosure of cash flow information:
Net cash (paid) received during the period for:
Interest, net of capitalized interest of $155 in 2017 and $185 in 2016	$(634)	$(3,773)
Income taxes	$248	$19,625
Non-cash investing and financing activities:
Net increase in payables for purchases of property and equipment	$21,297	$14,063
Net (increase) decrease in deposits on equipment purchases	$(3,056)	$3,972

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

The unaudited interim condensed consolidated financial statements have been prepared by management of the Company pursuant to the rules and regulations of the United States Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been omitted pursuant to such rules and regulations, although the Company believes the disclosures included either on the face of the financial statements or herein are sufficient to make the information presented not misleading. In the opinion of management, all recurring adjustments considered necessary for a fair statement of the information in conformity with U.S. GAAP have been included. The unaudited condensed consolidated balance sheet as of December 31, 2016, as presented herein, was derived from the audited consolidated balance sheet of the Company, but does not include all disclosures required by U.S. GAAP. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016. The results of operations for the three months ended March 31, 2017 are not necessarily indicative of the results to be expected for the full year.

The U.S. dollar is the functional currency for all of the Company’s operations except for its Canadian operations, which uses the Canadian dollar as its functional currency. The effects of exchange rate changes are reflected in accumulated other comprehensive loss, which is a separate component of stockholders’ equity.

In 2017, the Company adopted new guidance for the presentation of deferred tax liabilities and assets and such guidance was applied retrospectively, resulting in the retroactive adjustment of current deferred tax assets, net and deferred tax liabilities, net as of December 31, 2016.  During the fourth quarter of 2016, the Company changed its reporting segment presentation, as the Company no longer considers its oil and natural gas exploration and production activities to be significant to an understanding of the Company’s results.  The Company now presents the oil and natural gas exploration and production activities, pipe handling components and related technology business and Middle East/North Africa business as “Other,” and “Corporate” reflects only corporate activities.  This change in segment presentation was applied retrospectively to all periods presented herein (See Note 6).

The Company provides a dual presentation of its net loss per common share in its unaudited condensed consolidated statements of operations: Basic net loss per common share (“Basic EPS”) and diluted net loss per common share (“Diluted EPS”).

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

The following table presents information necessary to calculate net loss per share for the three months ended March 31, 2017 and 2016 as well as potentially dilutive securities excluded from the weighted average number of diluted common shares outstanding because their inclusion would have been anti-dilutive (in thousands, except per share amounts):

	Three Months Ended
	March 31,
	2017	2016
BASIC EPS:
Net loss	$(63,539)	$(70,503)
Adjust for loss attributed to holders of non-vested restricted stock	—	681
Loss attributed to other common stockholders	$(63,539)	$(69,822)
Weighted average number of common shares outstanding, excluding non-vested shares of restricted stock	160,062	145,770
Basic net loss per common share	$(0.40)	$(0.48)
DILUTED EPS:
Loss attributed to other common stockholders	$(63,539)	$(69,822)
Weighted average number of common shares outstanding, excluding non-vested shares of restricted stock	160,062	145,770
Add dilutive effect of potential common shares	—	—
Weighted average number of diluted common shares outstanding	160,062	145,770
Diluted net loss per common share	$(0.40)	$(0.48)
Potentially dilutive securities excluded as anti-dilutive	9,017	7,740

2. Acquisitions

On December 12, 2016, the Company entered into an Agreement and Plan of Merger (the “merger agreement”) with Seventy Seven Energy Inc. (“SSE”).  On April 20, 2017, pursuant to the merger agreement, a subsidiary of the Company was merged with and into SSE, with SSE continuing as the surviving entity and one of the Company’s wholly owned subsidiaries (the “SSE merger”). Pursuant to the terms of the merger agreement, the Company acquired all of the issued and outstanding shares of common stock of SSE, in exchange for approximately 46.3 million shares of common stock of the Company (net of 50% of the shares withheld to satisfy tax obligations upon vesting of SSE restricted stock units and excluding up to approximately 0.5 million shares to be issued on or before August 18, 2017 to former holders of SSE restricted stock units that were granted on or after December 12, 2016 for employee retention purposes). Concurrent with the closing of the merger, the Company repaid all of the outstanding debt of SSE totaling $472 million ($403 million net of cash from SSE).  Based on the closing price of the Company’s common stock on April 20, 2017, the total fair value of the consideration transferred to effect the acquisition of SSE was approximately $1.5 billion.  On April 20, 2017, following the SSE merger, SSE was merged with and into a newly-formed subsidiary of the Company named Seventy Seven Energy LLC (“SSE LLC”), with SSE LLC continuing as the surviving entity and one of the Company’s wholly owned subsidiaries.

Through the SSE merger, the Company acquired a fleet of 91 drilling rigs, 36 of which the Company considers to be APEX® class rigs. Additionally, through the SSE merger, the Company acquired approximately 500,000 horsepower of modern, efficient fracturing equipment located in the Anadarko Basin and Eagle Ford Shale.  The oilfield rentals business acquired through the SSE merger has a modern, well-maintained fleet of premium rental tools, and it provides specialized services for land-based oil and natural gas drilling, completion and workover activities.

The Company’s consolidated results of operations will include the results the acquired SSE business beginning with the closing date of the acquisition of April 20, 2017.  Due to the timing of the closing of the acquisition, the Company has not completed the detailed valuation work necessary to determine the required estimates of the fair value of the acquired assets and liabilities assumed and the related allocation of purchase price.  SSE reported total assets of approximately $949 million as of December 31, 2016, consisting of $48.7 million of cash, $99.5 million of accounts receivable, $750 million of property and equipment and $50.8 million of other assets.  The Company’s preliminary allocation of purchase price to the assets acquired will be included in the Company’s future filings.

As this transaction closed subsequent to the end of the first quarter of 2017, the condensed consolidated financial statements and accompanying notes do not reflect any amounts relating to SSE.

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

Stock Options — The Company estimates the grant date fair values of stock options using the Black-Scholes-Merton valuation model. Volatility assumptions are based on the historic volatility of the Company’s common stock over the most recent period equal to the expected term of the options as of the date such options are granted. The expected term assumptions are based on the Company’s experience with respect to employee stock option activity. Dividend yield assumptions are based on the expected dividends at the time the options are granted. The risk-free interest rate assumptions are determined by reference to United States Treasury yields. No options were granted in the three months ended March 31, 2017. Weighted-average assumptions used to estimate the grant date fair values for stock options granted for the three month period ended March 31, 2016 follow:

Three Months Ended
March 31,
2016
Volatility	39.52%
Expected term (in years)	5.00
Dividend yield	2.65%
Risk-free interest rate	1.76%

Stock option activity from January 1, 2017 to March 31, 2017 follows:

		Weighted
		Average
	Underlying	Exercise Price
	Shares	Per Share
Outstanding at January 1, 2017	6,687,150	$20.68
Exercised	(10,000)	$22.29
Outstanding at March 31, 2017	6,677,150	$20.68
Exercisable at March 31, 2017	5,466,836	$21.02

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

Restricted stock activity from January 1, 2017 to March 31, 2017 follows:

		Weighted
		Average Grant
		Date Fair Value
	Shares	Per Share
Non-vested restricted stock outstanding at January 1, 2017	1,427,455	$22.26
Granted	32,500	$26.92
Vested	(53,021)	$23.54
Forfeited	(8,602)	$23.20
Non-vested restricted stock outstanding at March 31, 2017	1,398,332	$22.31

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

Restricted stock unit activity from January 1, 2017 to March 31, 2017 follows:

		Weighted
		Average Grant
		Date Fair Value
	Shares	Per Share
Non-vested restricted stock units outstanding at January 1, 2017	191,655	$19.85
Forfeited	(852)	$19.03
Non-vested restricted stock units outstanding at March 31, 2017	190,803	$19.86

Performance Unit Awards.  The Company has granted stock-settled performance unit awards to certain executive officers (the “Performance Units”) on an annual basis since 2010.  The Performance Units provide for the recipients to receive a grant of shares of common stock upon the achievement of certain performance goals during a specified period established by the Compensation Committee.  The performance period for the Performance Units is the three-year period commencing on April 1 of the year of grant, except that for the Performance Units granted in 2013 the performance period was extended pursuant to its terms, as described below.

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

In respect of the 2013 Performance Units, for which the performance period ended March 31, 2016, the Company’s total shareholder return for the performance period was negative, the Company’s total shareholder return for the performance period when compared to the peer group was above the 75th percentile, and there was no payout; provided, however, that pursuant to the terms of those 2013 awards, if, during the two-year period ending March 31, 2018, the Company’s total shareholder return for any 30 consecutive day period equals or exceeds 18 percent on an annualized basis from April 1, 2013 through the last day of such 30 consecutive day period, and the recipient is actively employed by the Company through the last day of the extended performance period, then the Company will issue to the recipient the number of shares equal to the amount the recipient would have been entitled to receive had the Company’s total shareholder return been positive during the initial three-year performance period.

The total target number of shares with respect to the Performance Units for the awards in 2013-2016 is set forth below:

	2016	2015	2014	2013
	Performance	Performance	Performance	Performance
	Unit Awards	Unit Awards	Unit Awards	Unit Awards
Target number of shares	185,000	190,600	154,000	236,500

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

These fair value amounts are charged to expense on a straight-line basis over the performance period. Compensation expense associated with the Performance Units is shown below (in thousands):

	2016	2015	2014	2013
	Performance	Performance	Performance	Performance
	Unit Awards	Unit Awards	Unit Awards	Unit Awards
Three months ended March 31, 2017	$321	$338	$449	NA
Three months ended March 31, 2016	NA	$338	$449	$464

4. Inventory

Inventory consisted of the following at March 31, 2017 and December 31, 2016 (in thousands):

	March 31,	December 31,
	2017	2016
Finished goods	$870	$—
Work-in-process	1,642	1,803
Raw materials and supplies	18,242	18,388
Inventory	$20,754	$20,191

5. Property and Equipment

Property and equipment consisted of the following at March 31, 2017 and December 31, 2016 (in thousands):

	March 31,	December 31,
	2017	2016
Equipment	$6,831,966	$6,809,129
Oil and natural gas properties	206,262	201,568
Buildings	99,388	97,029
Land	11,757	22,270
Total property and equipment	7,149,373	7,129,996
Less accumulated depreciation, depletion and impairment	(3,820,585)	(3,721,033)
Property and equipment, net	$3,328,788	$3,408,963

The Company evaluates the recoverability of its long-lived assets whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable (a “triggering event”).  Based on recent commodity prices, the Company’s results of operations for the three month period ended March 31, 2017 and management’s expectations of operating results in future periods, the Company concluded that no triggering event occurred during the three months ended March 31, 2017 with respect to its contract drilling or pressure pumping segments.  Management’s expectations of future operating results were based on the assumption that activity levels in both segments will continue to increase throughout 2017 if prices for these commodities remain at or above current levels.

The Company reviews its proved oil and natural gas properties for impairment whenever a triggering event occurs, such as downward revisions in reserve estimates or decreases in expected future oil and natural gas prices.  Proved properties are grouped by field, and undiscounted cash flow estimates are prepared based on the Company’s expectation of future pricing over the lives of the respective fields.  These cash flow estimates are reviewed by an independent petroleum engineer.  If the net book value of a field exceeds its undiscounted cash flow estimate, impairment expense is measured and recognized as the difference between net book value and fair value.  The fair value estimates used in measuring impairment are based on internally developed unobservable inputs including reserve volumes and future production, pricing and operating costs (Level 3 inputs in the fair value hierarchy of fair value accounting).  The expected future net cash flows are discounted using an annual rate of 10% to determine fair value.  The Company reviews unproved oil and natural gas properties quarterly to assess potential impairment.  The Company’s impairment assessment is made on a lease-by-lease basis and considers factors such as the Company’s intent to drill, lease terms and abandonment of an area.  If an unproved property is determined to be impaired, the related property costs are expensed.  Impairment expense related to proved and unproved oil and natural gas properties totaled $503,000 for the three months ended March 31, 2017 and is included in depreciation, depletion, amortization and impairment in the condensed consolidated statements of operations.

6. Business Segments

The Company’s revenues, loss before income taxes and identifiable assets are primarily attributable to two business segments: (i) contract drilling of oil and natural gas wells and (ii) pressure pumping services. Each of these segments represents a distinct type of business and has a separate management team that reports to the Company’s chief operating decision maker. The results of operations in these segments are regularly reviewed by the chief operating decision maker for purposes of determining resource allocation and assessing performance.

The following tables summarize selected financial information relating to the Company’s business segments (in thousands):

	Three Months Ended
	March 31,
	2017	2016
Revenues:
Contract drilling	$159,055	$168,757
Pressure pumping	141,174	96,313
Other operations (a)	5,618	3,967
Elimination of intercompany revenues (b)	(672)	(98)
Total revenues	$305,175	$268,939

Loss before income taxes:
Contract drilling	$(61,706)	$(35,096)
Pressure pumping	(22,891)	(43,959)
Other operations	(1,951)	(3,231)
Corporate	(18,995)	(14,318)
Other operating income, net (c)	12,904	1,345
Interest income	406	110
Interest expense	(8,270)	(10,800)
Other	17	16
Loss before income taxes	$(100,486)	$(105,933)

	March 31,	December 31,
	2017	2016
Identifiable assets:
Contract drilling	$2,985,997	$3,032,819
Pressure pumping	680,301	653,630
Other operations	48,569	48,885
Corporate (d)	463,752	36,957
Total assets	$4,178,619	$3,772,291

(a)	Other operations includes the Company’s pipe handling components and related technology business, the oil and natural gas working interests and the Middle East/North Africa business.
(b)

Consists of contract drilling intercompany revenues for services provided to the oil and natural gas exploration and production segment. In 2017, intercompany revenues also includes revenues between the pipe handling component manufacturer and the pipe handling component service provider.

(c)

Other operating income includes net gains associated with the disposal of assets related to corporate strategy decisions of the executive management group.  Accordingly, the related gains have been excluded from the operating results of specific segments.  This caption also includes expenses related to certain legal settlements net of insurance reimbursements.

(d)	Corporate assets primarily include cash on hand and certain property and equipment.

7. Goodwill and Intangible Assets

Goodwill — All of the Company’s goodwill at both March 31, 2017 and December 31, 2016 related to the contract drilling operating segment.  Goodwill as of March 31, 2017 and changes for the three months then ended are as follows (in thousands):

Three Months Ended
March 31, 2017
Balance at beginning of period	$86,234
Changes to goodwill	—
Balance at end of period	$86,234

There were no accumulated impairment losses related to goodwill as of March 31, 2017 or December 31, 2016.

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

The value of the customer relationships was estimated using a multi-period excess earnings model to determine the present value of the projected cash flows associated with the customers in place at the time of the acquisition and taking into account a contributory asset charge. The resulting intangible asset is being amortized on a straight-line basis over seven years. Amortization expense of approximately $911,000 was recorded in the three months ended March 31, 2017 and 2016.

The following table presents the gross carrying amount and accumulated amortization of the customer relationships as of March 31, 2017 and December 31, 2016 (in thousands):

	March 31, 2017			December 31, 2016
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Customer relationships	$25,500	$(23,679)	$1,821	$25,500	$(22,768)	$2,732

8. Accrued Expenses

Accrued expenses consisted of the following at March 31, 2017 and December 31, 2016 (in thousands):

	March 31,	December 31,
	2017	2016
Salaries, wages, payroll taxes and benefits	$26,286	$21,138
Workers' compensation liability	66,481	67,775
Property, sales, use and other taxes	4,290	6,766
Insurance, other than workers' compensation	9,040	9,566
Accrued interest payable	13,905	6,740
Other	15,938	27,163
Total	$135,940	$139,148

9. Asset Retirement Obligation

The Company records a liability for the estimated costs to be incurred in connection with the abandonment of oil and natural gas properties in the future. This liability is included in the caption “other” in the liabilities section of the condensed consolidated balance sheet. The following table describes the changes to the Company’s asset retirement obligations during the three months ended March 31, 2017 (in thousands):

Three Months Ended
March 31, 2017
Balance at beginning of year	$5,940
Liabilities incurred	85
Liabilities settled	(9)
Accretion expense	41
Revision in estimated costs of plugging oil and natural gas wells	—
Asset retirement obligation at end of period	$6,057

10. Long Term Debt

2012 Credit Agreement — On September 27, 2012, the Company entered into a Credit Agreement (the “Base Credit Agreement”) with Wells Fargo Bank, N.A., as administrative agent, letter of credit issuer, swing line lender and lender, and each of the other lenders party thereto. The Base Credit Agreement (as amended, the “Credit Agreement”) is a committed senior unsecured credit facility that includes a revolving credit facility.

On July 8, 2016, the Company entered into Amendment No. 2 to Credit Agreement (“Amendment No. 2”), which amended the Base Credit Agreement to, among other things, make borrowing under the revolving credit facility subject to a borrowing base calculated by reference to the Company’s and certain of its subsidiaries’ eligible equipment, inventory, account receivable and unencumbered cash as described in Amendment No. 2.  The revolving credit facility contains a letter of credit facility that is limited to $50 million and a swing line facility that is limited to $20 million, in each case outstanding at any time. The maturity date under the Base Credit Agreement is September 27, 2017 for the revolving facility; however, Amendment No. 2 extended the maturity date of $357.9 million in revolving credit commitments of certain lenders to March 27, 2019.  On January 17, 2017, the Company entered into Amendment No. 3 to Credit Agreement, which amended the Credit Agreement by restating the definition of Consolidated EBITDA to provide for the add-back of transaction expenses related to the SSE merger.  On January 24, 2017, the Company entered into an agreement with certain lenders under its revolving credit facility to increase the aggregate commitments under its revolving credit facility to approximately $595.8 million, subject to the satisfaction of certain conditions.  The aggregate commitment increase became effective on April 20, 2017 upon the consummation of the SSE merger and the repayment and termination of the SSE credit facility. On April 20, 2017, the Company entered into Amendment No. 4 to Credit Agreement which permitted outstanding letters of credit under the SSE credit facility to be deemed to be incurred under the Company’s credit facility and increased the amount of the accordion feature of the Company’s revolving credit facility to permit aggregate commitments to be increased to an amount not to exceed $700 million (subject to satisfaction of certain conditions and the procurement of additional commitments from new or existing lenders). On April 20, 2017, the Company also entered into an additional commitment increase agreement with certain of its lenders pursuant to which total commitments available under the Company’s revolving credit facility (after giving effect to both commitment increases) increased to $632 million through September 2017 and to $490 million through March 2019.

Loans under the Credit Agreement bear interest by reference, at the Company’s election, to the LIBOR rate or base rate, provided, that swing line loans bear interest by reference only to the base rate. Until September 27, 2017, the applicable margin on LIBOR rate loans varies from 2.75% to 3.25% and the applicable margin on base rate loans varies from 1.75% to 2.25%, in each case determined based upon the Company’s debt to capitalization ratio. Beginning September 27, 2017, the applicable margin on LIBOR rate loans varies from 3.25% to 3.75% and the applicable margin on base rate loans varies from 2.25% to 2.75%, in each case determined based on the Company’s excess availability under the revolving credit facility.  As of March 31, 2017, the applicable margin on LIBOR rate loans was 2.75% and the applicable margin on base rate loans was 1.75%. Based on the Company’s debt to capitalization ratio at December 31, 2016, the applicable margin on LIBOR loans is 2.75% and the applicable margin on base rate loans is 1.75% as of April 1, 2017.  Based on the Company’s debt to capitalization ratio at March 31, 2017, the applicable margin on LIBOR loans will be 2.75% and the applicable margin on base rate loans will be 1.75% as of July 1, 2017.  A letter of credit fee is payable by the Company equal to the applicable margin for LIBOR rate loans times the daily amount available to be drawn under outstanding letters of credit. The commitment fee rate payable to the lenders for the unused portion of the revolving credit facility is 0.50%.

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

The Credit Agreement requires compliance with two financial covenants. The Company must not permit its debt to capitalization ratio to exceed 40%. The Credit Agreement generally defines the debt to capitalization ratio as the ratio of (a) total borrowed money indebtedness to (b) the sum of such indebtedness plus consolidated net worth, with consolidated net worth determined as of the last day of the most recently ended fiscal quarter. The Company also must not permit its interest coverage ratio as of the last day of a fiscal quarter to be less than 3.00 to 1.00. The Credit Agreement generally defines the interest coverage ratio as the ratio of earnings before interest, taxes, depreciation and amortization (“EBITDA”) of the four prior fiscal quarters to interest charges for the same period. The Company was in compliance with these covenants at March 31, 2017.

The Credit Agreement limits the Company’s ability to make investments in foreign subsidiaries or joint ventures such that, if the book value of all such investments since September 27, 2012 is above 20% of the total consolidated book value of the assets of the Company and its subsidiaries on a pro forma basis, the Company will not be able to make such investment.  The Credit Agreement also restricts the Company’s ability to pay dividends and make equity repurchases, subject to certain exceptions, including an exception allowing such restricted payments if, before and immediately after giving effect to such restricted payment, the Pro Forma Debt Service Coverage Ratio (as defined in the Credit Agreement) is at least 1.50 to 1.00.  In addition, the Credit Agreement requires that, if the consolidated cash balance of the Company and its subsidiaries, subject to certain exclusions, is more than $100 million at the end of the day on which a borrowing is made, the Company can only use the proceeds from such borrowing to fund acquisitions, capital expenditures and the repurchase of indebtedness, and if such proceeds are not used in such manner within three business days, the Company must repay such unused proceeds on the fourth business day following such borrowings.

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

As of March 31, 2017, the Company had no amounts outstanding under the revolving credit facility, with available borrowing capacity of $500 million.

2015 Reimbursement Agreement — On March 16, 2015, the Company entered into a Reimbursement Agreement (the “Reimbursement Agreement”) with The Bank of Nova Scotia (“Scotiabank”), pursuant to which the Company may from time to time request that Scotiabank issue an unspecified amount of letters of credit.  As of March 31, 2017, the Company had $38.2 million in letters of credit outstanding under the Reimbursement Agreement.

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

The respective note purchase agreements require compliance with two financial covenants. The Company must not permit its debt to capitalization ratio to exceed 50% at any time. The note purchase agreements generally define the debt to capitalization ratio as the ratio of (a) total borrowed money indebtedness to (b) the sum of such indebtedness plus consolidated net worth, with consolidated net worth determined as of the last day of the most recently ended fiscal quarter. The Company also must not permit its interest coverage ratio as of the last day of a fiscal quarter to be less than 2.50 to 1.00. The note purchase agreements generally define the interest coverage ratio as the ratio of EBITDA for the four prior fiscal quarters to interest charges for the same period. The Company was in compliance with these covenants at March 31, 2017.

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

Commitment Letter – On December 12, 2016, in connection with execution of the merger agreement, the Company entered into a financing commitment letter (the “Commitment Letter”) with Canyon Capital Advisors LLC for a senior unsecured bridge facility in an aggregate principal amount not to exceed $150 million (the “Bridge Facility”), for the purposes of repaying or redeeming certain of SSE and its subsidiaries’ indebtedness and to pay related fees and expenses.  The Company did not utilize the Bridge Facility prior to the SSE merger closing on April 20, 2017, and the Commitment Letter terminated on the closing date of the SSE merger.

Debt issuance costs are deferred and recognized as interest expense over the term of the underlying debt.  Interest expense related to the amortization of debt issuance costs was approximately $626,000 and $745,000 for the three months ended March 31, 2017 and 2016, respectively.

Presented below is a schedule of the principal repayment requirements of long-term debt as of March 31, 2017 (in thousands):

Year ending December 31,
2017	$—
2018	—
2019	—
2020	300,000
2021	—
Thereafter	300,000
Total	$600,000

11. Commitments and Contingencies

As of March 31, 2017, the Company maintained letters of credit in the aggregate amount of $38.2 million for the benefit of various insurance companies as collateral for retrospective premiums and retained losses which could become payable under the terms of the underlying insurance contracts. These letters of credit expire annually at various times during the year and are typically renewed. As of March 31, 2017, no amounts had been drawn under the letters of credit.

As of March 31, 2017, the Company had commitments to purchase approximately $113.7 million of major equipment for its drilling and pressure pumping businesses.

The Company’s pressure pumping business has entered into agreements to purchase minimum quantities of proppants and chemicals from certain vendors. These agreements expire in 2017, 2018 and 2021. As of March 31, 2017, the remaining obligation under these agreements was approximately $51.3 million, of which approximately $6.5 million relates to purchases required during the remainder of 2017. In the event the required minimum quantities are not purchased during any contract year, the Company could be required to make a liquidated damages payment to the respective vendor for any shortfall.

The Company is party to various legal proceedings arising in the normal course of its business.  The Company does not believe that the outcome of these proceedings, either individually or in the aggregate, will have a material adverse effect on its financial condition, results of operations or cash flows.

12. Stockholders’ Equity

Stock Offering – On January 27, 2017, the Company completed an offering of 18.2 million shares of its common stock.  Concurrent with the closing of the SSE merger, the Company used a portion of the net proceeds of the offering to repay SSE’s outstanding indebtedness of approximately $472 million ($403 million net of cash from SSE), and the remainder of the proceeds has been or will be used for general corporate purposes.

Cash Dividends — The Company paid cash dividends during the three months ended March 31, 2017 and 2016 as follows:

2017:	Per Share	Total
		(in thousands)
Paid on March 22, 2017	$0.02	$3,326

2016:	Per Share	Total
		(in thousands)
Paid on March 24, 2016	$0.10	$14,712

On April 26, 2017, the Company’s Board of Directors approved a cash dividend on its common stock in the amount of $0.02 per share to be paid on June 22, 2017 to holders of record as of June 8, 2017. The amount and timing of all future dividend payments, if any, are subject to the discretion of the Board of Directors and will depend upon business conditions, results of operations, financial condition, terms of the Company’s debt agreements and other factors.

On September 6, 2013, the Company’s Board of Directors approved a stock buyback program that authorizes purchase of up to $200 million of the Company’s common stock in open market or privately negotiated transactions. As of March 31, 2017, the Company had remaining authorization to purchase approximately $187 million of the Company’s outstanding common stock under the stock buyback program. Shares purchased under a buyback program are accounted for as treasury stock.

  Treasury stock acquisitions during the three months ended March 31, 2017 were as follows (dollars in thousands):

	March 31, 2017
	Shares	Cost
Treasury shares at beginning of period	43,392,617	$911,094
Acquisitions pursuant to long-term incentive plan	7,989	223
Treasury shares at end of period	43,400,606	$911,317

On April 20, 2017, pursuant to the merger agreement, the Company acquired all of the issued and outstanding shares of common stock of SSE, in exchange for approximately 46.3 million shares of common stock of the Company (net of 50% of the shares withheld to satisfy tax obligations upon vesting of SSE restricted stock units and excluding up to approximately 0.5 million shares to be issued on or before August 18, 2017 to former holders of SSE restricted stock units that were granted on or after December 12, 2016 for employee retention purposes).

13. Income Taxes

The Company’s effective income tax rate was 36.8% for the three months ended March 31, 2017, compared to 33.4% for the three months ended March 31, 2016.  The difference in the effective tax rate is primarily related to the impact from lost benefits of previous IRC section 199 deductions due to net operating loss carrybacks filed during the three months ended March 31, 2016.

14. Fair Values of Financial Instruments

The carrying values of cash and cash equivalents, trade receivables and accounts payable approximate fair value due to the short-term maturity of these items. These fair value estimates are considered Level 1 fair value estimates in the fair value hierarchy of fair value accounting.

The estimated fair value of the Company’s outstanding debt balances as of March 31, 2017 and December 31, 2016 is set forth below (in thousands):

	March 31, 2017		December 31, 2016
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
4.97% Series A Senior Notes	$300,000	$303,467	$300,000	$283,534
4.27% Series B Senior Notes	300,000	290,634	300,000	263,194
Total debt	$600,000	$594,101	$600,000	$546,728

The fair values of the Series A Notes and Series B Notes at March 31, 2017 and December 31, 2016 are based on discounted cash flows associated with the respective notes using current market rates of interest at those respective dates.  For the Series A Notes, the current market rates used in measuring this fair value were 4.61% at March 31, 2017 and 6.65% at December 31, 2016.  For the Series B Notes, the current market rates used in measuring this fair value were 4.96% at March 31, 2017 and 7.02% at December 31, 2016. These fair value estimates are based on observable market inputs and are considered Level 2 fair value estimates in the fair value hierarchy of fair value accounting.

15. Recently Issued Accounting Standards

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

In February 2016, the FASB issued an accounting standards update to provide guidance for the accounting for leasing transactions.  The requirements in this update are effective during interim and annual periods beginning after December 15, 2018.  Since a portion of the Company’s contract drilling revenue will be subject to this new leasing guidance, it expects to adopt this updated leasing guidance at the same time its adopts the new revenue standard discussed above, utilizing the retrospective method of adoption.  Upon adoption of these two new standards, the Company expects to have a lease component and a service component of revenue related to its drilling contracts.  The Company is still evaluating the impact of this new guidance on its consolidated financial statements.  This new leasing guidance will also impact the Company in situations where it is the lessee, and in certain circumstances it will have a right-of-use asset and lease liability on its consolidated financial statements.  The Company has not quantified the impact of this guidance to such situations, although it expects the future minimum rental payments disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 will provide some visibility into the estimated adoption impact on the Company.

In November 2015, the FASB issued an accounting standards update to provide guidance for the presentation of deferred tax liabilities and assets.  Under this guidance, for a particular tax-paying component of an entity and within a particular tax jurisdiction, all deferred tax liabilities and assets, as well as any related valuation allowance, shall be offset and presented as a single noncurrent amount. This guidance became effective for the Company during the three months ended March 31, 2017. The adoption of this update was applied retrospectively, resulting in the retroactive adjustment of current deferred tax assets, net and deferred tax liabilities, net as of December 31, 2016.  The adoption did not have a material impact on the Company’s consolidated financial statements.

In March 2016, the FASB issued an accounting standards update to provide guidance for the accounting for share-based payment transactions, including the related income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows.  This guidance became effective for the Company during the three months ended March 31, 2017.  The Company believes this guidance will cause volatility in its effective tax rates and diluted earnings per share due to the tax effects related to share-based payments being recorded in the statement of operations.  The volatility in future periods will depend on the Company’s stock price and the number of shares that vest in the case of restricted stock, or the number of shares that are exercised in the case of stock options.

In August 2016, the FASB issued an accounting standard to clarify the presentation of cash receipts and payments in specific situations on the statement of cash flows.  The requirements in this update are effective during interim and annual periods in fiscal years beginning after December 15, 2017.  The adoption of this update is not expected to have a material impact on the Company’s consolidated financial statements.

In January 2017, the FASB issued an accounting standard to eliminate Step 2 from the goodwill impairment test.  An entity will now perform its annual or interim goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount.  An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value, but the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit.  The requirements in this update are effective during interim and annual periods in fiscal years beginning after December 15, 2019.  Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates on or after January 1, 2017.  The adoption of this update is not expected to have a material impact on the Company’s consolidated financial statements.

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this “Report”) and other public filings and press releases by us contain “forward-looking statements” within the meaning of the Securities Act of 1933, as amended (the “Securities Act”), the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995, as amended. These “forward-looking statements” involve risk and uncertainty. These forward-looking statements include, without limitation, statements relating to: liquidity; revenue and cost expectations and backlog; financing of operations; oil and natural gas prices; rig counts, source and sufficiency of funds required for building new equipment, upgrading existing equipment and additional acquisitions (if opportunities arise); impact of inflation; demand for our services; competition; equipment availability; government regulation; debt service obligations; and other matters. Our forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts and often use words such as “anticipate,” “believe,” “budgeted,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict”, “potential”, “project,” “pursue,” “should,” “strategy,” “target,” or “will,” or the negative thereof and other words and expressions of similar meaning. The forward-looking statements are based on certain assumptions and analyses we make in light of our experience and our perception of historical trends, current conditions, expected future developments and other factors we believe are appropriate in the circumstances.

On April 20, 2017, we completed our previously announced merger with Seventy Seven Energy Inc. (“SSE”), pursuant to which a subsidiary of ours was merged with and into SSE, with SSE continuing as the surviving entity and one of our wholly owned subsidiaries (the “SSE merger”).  These forward-looking statements include, without limitation, our expectations with respect to:

•	synergies, costs and other anticipated financial impacts of the SSE merger;

•future financial and operating results of the combined company; and

•the combined company’s plans, objectives, expectations and intentions with respect to future operations and services.

Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to have been correct. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from actual future results expressed or implied by the forward-looking statements.  These risks and uncertainties also include those set forth under “Risk Factors,” set forth in Item 1A of Part II of this Report, as well, as among others, risks and uncertainties relating to:

•	the diversion of management time on merger-related issues;
•	the ultimate timing, outcome and results of integrating our operations with those of SSE;
•	the effects of our business combination with SSE, including the combined company’s future financial condition, results of operations, strategy and plans;
•	potential adverse reactions or changes to business relationships resulting from the SSE merger;
•	expected benefits from the SSE merger and our ability to realize those benefits;
•	the results of merger-related litigation, settlements and investigations;
•	availability of capital and the ability to repay indebtedness when due;
•	volatility in customer spending and in oil and natural gas prices that could adversely affect demand for our services and their associated effect on rates;
•	loss of key customers;
•	utilization, margins and planned capital expenditures;
•	interest rate volatility;
•	compliance with covenants under our debt agreements;
•	excess availability of land drilling rigs and pressure pumping equipment, including as a result of reactivation or construction;
•	equipment specialization and new technologies;
•	operating hazards attendant to the oil and natural gas business;
•	failure by customers to pay or satisfy their contractual obligations (particularly with respect to fixed-term contracts);
•	difficulty in building and deploying new equipment;
•	expansion and development trends of the oil and natural gas industry;
•	weather;

•	shortages, delays in delivery, and interruptions in supply, of equipment and materials;
•	the ability to retain management and field personnel;
•	the ability to effectively identify and enter new markets;
•	the ability to realize backlog;
•	strength and financial resources of competitors;
•	environmental risks and ability to satisfy future environmental costs;
•	global economic conditions;
•	adverse oil and natural gas industry conditions;
•	adverse credit and equity market conditions;
•	operating costs;
•	competition and demand for our services;
•	liabilities from operations for which we do not have and receive full indemnification or insurance;
•	governmental regulation;
•	ability to obtain insurance coverage on commercially reasonable terms;
•	financial flexibility;
•	legal proceedings; and
•	other financial, operational and legal risks and uncertainties detailed from time to time in our filings with the U.S. Securities and Exchange Commission (the “SEC”).

We caution that the foregoing list of factors is not exhaustive.  Additional information concerning these and other risk factors is contained in our Annual Report on Form 10-K for the year ended December 31, 2016 and other SEC filings. You are cautioned not to place undue reliance on any of our forward-looking statements. The forward-looking statements speak only as of the date made and, other than as required by law, we undertake no obligation to update publicly or revise any of these forward-looking statements, whether as a result of new information, future events or otherwise.  In the event that we update any forward-looking statement, no inference should be made that we will make additional updates with respect to that statement, related matters or any other forward-looking statements.  All subsequent written and oral forward-looking statements concerning us, the SSE merger or other matters and attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements above.

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Recent Developments — On December 12, 2016, we entered into an Agreement and Plan of Merger (the “merger agreement”) with Seventy Seven Energy Inc. (“SSE”).  On April 20, 2017, pursuant to the merger agreement, a subsidiary of ours was merged with and into SSE, with SSE continuing as the surviving entity and one of our wholly owned subsidiaries (the “SSE merger”). Pursuant to the terms of the merger agreement, we acquired all of the issued and outstanding shares of common stock of SSE, in exchange for approximately 46.3 million shares of our common stock (net of 50% of the shares withheld to satisfy tax obligations upon vesting of SSE restricted stock units and excluding up to approximately 0.5 million shares to be issued on or before August 18, 2017 to former holders of SSE restricted stock units that were granted on or after December 12, 2016 for employee retention purposes).  Concurrent with the closing of the merger, we repaid all of the outstanding debt of SSE totaling $472 million ($403 million net of cash from SSE).  Based on the closing price of our common stock on April 20, 2017, the total fair value of the consideration transferred to effect the acquisition of SSE was approximately $1.5 billion.  On April 20, 2017, following the SSE merger, SSE was merged with and into our newly-formed subsidiary named Seventy Seven Energy LLC (“SSE LLC”), with SSE LLC continuing as the surviving entity and one of our wholly owned subsidiaries.

Through the SSE merger, we have acquired a fleet of 91 drilling rigs, 36 of which we consider to be APEX® class rigs. Additionally, through the SSE merger, we have acquired approximately 500,000 horsepower of modern, efficient fracturing equipment located in the Anadarko Basin and Eagle Ford Shale.  The oilfield rentals business acquired through the SSE merger has a modern, well-maintained fleet of premium rental tools, and provides specialized services for land-based oil and natural gas drilling, completion and workover activities.  Unless otherwise expressly indicated, operational data in the discussion and analysis below does not include information with respect to SSE because the SSE merger closed subsequent to March 31, 2017.

On January 27, 2017, we completed an offering of 18.2 million shares of our common stock. Concurrent with the closing of the SSE merger, we used a portion of the net proceeds of the offering to repay SSE’s outstanding indebtedness of approximately $472 million ($403 million net of cash from SSE), and the remainder of the proceeds has been or will be used for general corporate purposes.

On January 24, 2017, we entered into an agreement with certain lenders under our revolving credit facility to increase the aggregate commitments under our revolving credit facility to approximately $595.8 million, subject to the satisfaction of certain conditions.  The aggregate commitment increase became effective on April 20, 2017 upon the consummation of the SSE merger and the repayment and termination of the SSE credit facility. On April 20, 2017, we entered into Amendment No. 4 to Credit Agreement which permitted outstanding letters of credit under the SSE credit facility to be deemed to be incurred under our credit facility and increased the amount of the accordion feature of our revolving credit facility to permit aggregate commitments to be increased to an amount not to exceed $700 million (subject to satisfaction of certain conditions and the procurement of additional commitments from new or existing lenders).  On April 20, 2017, we also entered into an additional commitment increase agreement with certain of our lenders pursuant to which total commitments available under our revolving credit facility (after giving effect to both commitment increases) increased to $632 million through September 2017 and to $490 million through March 2019.

The closing price of oil was as high as $107.95 per barrel in June 2014.  Prices began to fall in the third quarter of 2014 and reached a twelve-year low of $26.19 in February 2016.  Oil and natural gas prices have recovered substantially from the lows experienced in the first quarter of 2016.  During the fourth quarter of 2016, the Organization of Petroleum Exporting Countries (“OPEC”) and certain non-OPEC countries, including Russia, announced an agreement to cut oil production. The announcement resulted in an increase in oil prices, which averaged $51.97 per barrel in December 2016 and $51.76 per barrel in the first quarter of 2017.  In response to improved prices, U.S. rig counts have been increasing, and we believe they will continue to increase throughout 2017 if prices for these commodities remain at or above current levels.

Our rig count in the United States declined significantly during the industry downturn that began in late 2014, but has steadily improved on a monthly basis since May 2016.  For the first quarter of 2017, our average rig count improved to 81 rigs in the United States, which was an increase from an average of 66 rigs in the fourth quarter of 2016.  Our rig count in the United States at March 31, 2017 of 92 rigs was 77% greater than the low of 52 rigs in April 2016 and 57% less than the high of 214 rigs in October 2014.  Term contracts have supported our operating rig count during the last three years.  Based on contracts currently in place, including for rigs acquired from the SSE merger, we expect an average of 84 rigs operating under term contracts during the second quarter of 2017 and an average of 61 rigs operating under term contracts during the twelve months ending March 31, 2018.

Activity levels in our pressure pumping business have also improved.  Looking forward, we expect to see further increases in activity across the industry, especially in the Permian Basin.  We have reactivated four frac spreads since December 2016.  Two of these frac spreads were reactivated in April, and we have plans to reactivate additional frac spreads in the third quarter.  Approximately 30% of the more than 1.5 million hydraulic fracturing horsepower in our fleet, including the hydraulic fracturing horsepower acquired from the SSE merger, remains stacked.  We expect the cost to reactivate our remaining idle frac spreads would average approximately $3 million to $4 million per frac spread, including both operating and capital expenditures.

Management Overview — We are a Houston, Texas-based oilfield services company that primarily owns and operates in the United States one of the largest fleets of land-based drilling rigs and a large fleet of pressure pumping equipment.  Our contract drilling business operates in the continental United States and western Canada, and we are pursuing contract drilling opportunities outside of North America.  Our pressure pumping and oilfield rental tools businesses operate primarily in Texas and the Mid-Continent and Appalachian regions.  We also manufacture and sell pipe handling components and related technology to drilling contractors in North America and other select markets.  In addition, we own and invest, as a non-operating working interest owner, in oil and natural gas assets that are primarily located in Texas and New Mexico.

We have addressed our customers’ needs for drilling horizontal wells in shale and other unconventional resource plays by expanding our areas of operation and improving the capabilities of our drilling fleet during the last several years.  As of March 31, 2017, our rig fleet included 161 APEX® rigs. We have added one new APEX® rig to our fleet since March 31, 2017, and we expect to add one new APEX® rig to our fleet during the remainder of 2017.  These additions do not include the 36 APEX® class rigs that we added to our fleet from the SSE merger.

In connection with the development of horizontal shale and other unconventional resource plays, we have added equipment to perform service intensive fracturing jobs. As of March 31, 2017, we had approximately 1.1 million hydraulic horsepower in our pressure pumping fleet (approximately 1.0 million of which was hydraulic fracturing horsepower). We have increased the horsepower of our pressure pumping fleet by more than eight-fold since the beginning of 2009, which does not include horsepower acquired through the SSE merger. In recent years, the industry-wide addition of new pressure pumping equipment to the marketplace and lower oil and natural gas prices have led to an excess supply of pressure pumping equipment in North America.

We maintain a backlog of commitments for contract drilling revenues under term contracts, which we define as contracts with a fixed term of six months or more.  Our contract drilling backlog as of March 31, 2017 was approximately $385 million. More than 35% of the total March 31, 2017 backlog is reasonably expected to remain at the end of 2017.  The foregoing backlog information does not include contracts acquired through the SSE merger.  We generally calculate our backlog by multiplying the dayrate under our term drilling contracts by the number of days remaining under the contract.  The calculation does not include any revenues related to other fees such as for mobilization, demobilization and customer reimbursables, nor does it include potential reductions in rates for unscheduled standby or during periods in which the rig is moving or incurring maintenance and repair time in excess of what is permitted under the drilling contract.  In addition, our term drilling contracts are generally subject to termination by the customer on short notice and provide for an early termination payment to us in the event the contract is terminated by the customer.  For contracts on which we have received an early termination notice, our backlog calculation includes the early termination rate, instead of the dayrate, for the period over which we expect to receive the lower rate.

For the three months ended March 31, 2017 and 2016, our operating revenues consisted of the following (in thousands):

	Three Months Ended March 31,
	2017		2016
Contract drilling	$158,728	52.0%	$168,659	62.7%
Pressure pumping	141,174	46.3%	96,313	35.8%
Other operations	5,273	1.7%	3,967	1.5%
	$305,175	100.0%	$268,939	100.0%

Generally, the profitability of our business has been impacted most by two primary factors in our contract drilling segment: our average number of rigs operating and our average revenue per operating day.  During the first quarter of 2017, our average number of rigs operating was 81 in the United States and two in Canada, compared to 71 in the United States and three in Canada in the first quarter of 2016. Our average revenue per operating day was $21,200 in the first quarter of 2017, including $1.9 million of early termination revenue, compared to $25,340 in the first quarter of 2016, including $16.8 million of early termination revenue.  The profitability of our pressure pumping segment has been impacted most by our number of fracturing jobs and our average revenue per fracturing job.  We had 95 fracturing jobs during the first quarter of 2017, compared to 83 fracturing jobs during the first quarter of 2016.  Our average revenue per fracturing job was $1.451 million in the first quarter of 2017 and $1.133 million in the first quarter of 2016.  Our consolidated net loss for the first quarter of 2017 was $63.5 million, compared to a consolidated net loss of $70.5 million for the first quarter of 2016.

Our revenues, profitability and cash flows are highly dependent upon prevailing prices for oil and natural gas. During periods of improved commodity prices, the capital spending budgets of oil and natural gas operators tend to expand, which generally results in increased demand for our services. Conversely, in periods when these commodity prices deteriorate, the demand for our services generally weakens, and we experience downward pressure on pricing for our services.  While we have seen recent improvement, there continues to be uncertainty with respect to the global economic environment, and oil and natural gas prices and our monthly average number of rigs operating remain significantly below levels in 2014.  In March 2017, our average number of rigs operating was 88 in the United States and two in Canada. Our rig count in the United States at April 27, 2017 was 156 rigs, including rigs acquired in the SSE merger.

We are also highly impacted by operational risks, competition, the availability of excess equipment, labor issues, weather and various other factors that could materially adversely affect our business, financial condition, cash flows and results of operations. Please see “Risk Factors” included in Part II of this Report and in Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

Our liquidity as of March 31, 2017 included approximately $436 million in working capital, including $467 million of cash and cash equivalents, and $500 million available under our revolving credit facility.  In connection with the consummation of the SSE merger on April 20, 2017, we repaid SSE’s outstanding indebtedness of $472 million ($403 million net of cash from SSE).  As of April 28, 2017, we had $60.0 million outstanding under our revolving credit facility.

On January 24, 2017, we entered into an agreement with certain lenders under our revolving credit facility to increase the aggregate commitments under our revolving credit facility to approximately $595.8 million, subject to the satisfaction of certain conditions.  The aggregate commitment increase became effective on April 20, 2017 upon the consummation of the SSE merger and the repayment and termination of the SSE credit facility. On April 20, 2017, we entered into Amendment No. 4 to Credit Agreement which permitted outstanding letters of credit under the SSE credit facility to be deemed to be incurred under our credit facility and increased the amount of the accordion feature of our revolving credit facility to permit aggregate commitments to be increased to an amount not to exceed $700 million (subject to satisfaction of certain conditions and the procurement of additional commitments from new or existing lenders).  On April 20, 2017, we also entered into an additional commitment increase agreement with certain of our lenders pursuant to which total commitments available under our revolving credit facility (after giving effect to both commitment increases) increased to $632 million through September 2017 and to $490 million through March 2019.

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

Commitments and Contingencies — As of March 31, 2017, we maintained letters of credit in the aggregate amount of $38.2 million for the benefit of various insurance companies as collateral for retained losses which could become payable under the terms of the underlying insurance contracts. These letters of credit expire annually at various times during the year and are typically renewed. As of March 31, 2017, no amounts had been drawn under the letters of credit.

As of March 31, 2017, we had commitments to purchase approximately $113.7 million of major equipment for our drilling and pressure pumping businesses.

Our pressure pumping business has entered into agreements to purchase minimum quantities of proppants and chemicals from certain vendors. These agreements expire in 2017, 2018 and 2021. As of March 31, 2017, the remaining obligation under these agreements was approximately $51.3 million, of which approximately $6.5 million relates to purchases required during the remainder of 2017. In the event the required minimum quantities are not purchased during any contract year, we could be required to make a liquidated damages payment to the respective vendor for any shortfall.

Trading and Investing — We have not engaged in trading activities that include high-risk securities, such as derivatives and non-exchange traded contracts. We invest cash primarily in highly liquid, short-term investments such as overnight deposits and money market accounts.

Description of Business — We are a Houston, Texas-based oilfield services company that primarily owns and operates in the United States one of the largest fleets of land-based drilling rigs and a large fleet of pressure pumping equipment.  Our contract drilling business operates in the continental United States and western Canada, and we are pursuing contract drilling opportunities outside of North America.  Our pressure pumping and oilfield rental tools businesses operate primarily in Texas and the Mid-Continent and Appalachian regions.  We also manufacture and sell pipe handling components and related technology to drilling contractors in North America and other select markets.  In addition, we own and invest, as a non-operating working interest owner, in oil and natural gas assets that are primarily located in Texas and New Mexico.

The North American oil and natural gas services industry is cyclical and at times experiences downturns in demand. During these periods, there have been substantially more drilling rigs and pressure pumping equipment available than necessary to meet demand. As a result, drilling and pressure pumping contractors have had difficulty sustaining profit margins and, at times, have incurred losses during the downturn periods.  The North American oil and natural gas services industry has recently experienced a severe downturn; however, in response to improved commodity prices, U.S. rig counts have been increasing, and we believe they will continue to increase throughout 2017 if prices for these commodities remain at or above current levels.

Construction of new technology drilling rigs increased significantly in the years preceding the recent industry downturn. The addition of new technology drilling rigs to the market, combined with a reduction in the drilling of vertical wells, has resulted in excess capacity of older technology drilling rigs. Similarly, the substantial increase in unconventional resource plays led to higher demand for pressure pumping services, and there was a significant increase in the construction of new pressure pumping equipment across the industry. As a result of the decline in oil and natural gas prices and the construction of new equipment, there is an excess of new technology drilling rigs and pressure pumping equipment available. In circumstances of excess capacity, providers of drilling and pressure pumping services have difficulty sustaining profit margins and may sustain losses during downturn periods. We cannot predict either the future level of demand for our contract drilling or pressure pumping services or future conditions in the oil and natural gas contract drilling or pressure pumping businesses.

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

Critical Accounting Policies

In addition to established accounting policies, our condensed consolidated financial statements are impacted by certain estimates and assumptions made by management. No changes in our critical accounting policies have occurred since the filing of our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

We evaluate the recoverability of our long-lived assets whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable (a “triggering event”).  Based on recent commodity prices, our results of operations for the three month period ended March 31, 2017, and our expectations of results of operations in future periods, we concluded that no triggering event occurred during the three months ended March 31, 2017 with respect to our contract drilling segment or our pressure pumping segment.  Our expectations of results of operations in future periods were based on the assumption that activity levels in both segments will continue to recover during 2017 if prices remain at or above current levels.

We review our proved oil and natural gas properties for impairment whenever a triggering event occurs, such as downward revisions in reserve estimates or decreases in expected future oil and natural gas prices.  Proved properties are grouped by field and undiscounted cash flow estimates are prepared based on our expectation of future pricing over the lives of the respective fields.  These cash flow estimates are reviewed by an independent petroleum engineer.  If the net book value of a field exceeds its undiscounted cash flow estimate, impairment expense is measured and recognized as the difference between net book value and fair value. The fair value estimates used in measuring impairment are based on internally developed unobservable inputs including reserve volumes and future production, pricing and operating costs (Level 3 inputs in the fair value hierarchy of fair value accounting).  The expected future net cash flows are discounted using an annual rate of 10% to determine fair value.  We review unproved oil and natural gas properties quarterly to assess potential impairment.  Our impairment assessment is made on a lease-by-lease basis and considers factors such as our intent to drill, lease terms and abandonment of an area.  If an unproved property is determined to be impaired, the related property costs are expensed.  Impairment expense related to proved and unproved oil and natural gas properties totaled $503,000 in the first quarter of 2017 and is included in depreciation, depletion, amortization and impairment in the condensed consolidated statements of operations.

Liquidity and Capital Resources

Our liquidity as of March 31, 2017 included approximately $436 million in working capital, including $467 million of cash and cash equivalents, and $500 million available under our revolving credit facility.  In connection with the consummation of the SSE merger on April 20, 2017, we repaid SSE’s outstanding indebtedness of $472 million ($403 million net of cash from SSE).  As of April 28, 2017, under our revolving credit facility we had $60.0 million outstanding, had $16.0 million of letters of credit outstanding, and had borrowing capacity of $556 million.

On January 24, 2017, we entered into an agreement with certain lenders under our revolving credit facility to increase the aggregate commitments under our revolving credit facility to approximately $595.8 million, subject to the satisfaction of certain conditions.  The aggregate commitment increase became effective on April 20, 2017 upon the consummation of the SSE merger and the repayment and termination of the SSE credit facility.  On April 20, 2017, we entered into Amendment No. 4 to Credit Agreement which permitted outstanding letters of credit under the SSE credit facility to be deemed to be incurred under our credit facility and increased the amount of the accordion feature of our revolving credit facility to permit aggregate commitments to be increased to an amount not to exceed $700 million (subject to satisfaction of certain conditions and the procurement of additional commitments from new or existing lenders).  On April 20, 2017, we also entered into an additional commitment increase agreement with certain of our lenders pursuant to which total commitments available under our revolving credit facility (after giving effect to both commitment increases) increased to $632 million through September 2017 and to $490 million through March 2019.

On January27, 2017, we completed an offering of 18.2 million shares of our common stock.  Concurrent with the closing of the SSE merger, we used a portion of the net proceeds of the offering to repay of SSE’s outstanding indebtedness of approximately $472 million ($403 million net of cash from SSE) and the remainder of the proceeds has been or will be used for general corporate purposes.

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

During the three months ended March 31, 2017, our sources of cash flow included:

•	$5.6 million from operating activities,
•	$25.9 million in proceeds from the disposal of property and equipment, and
•	$472 million from net proceeds from common stock issuance.

During the three months ended March 31, 2017, we used $3.3 million to pay dividends on our common stock and $68.4 million:

•	to make capital expenditures for the betterment and refurbishment of existing drilling rigs and pressure pumping equipment,
•	to acquire and procure equipment and facilities to support our drilling and pressure pumping operations, and
•	to fund investments in oil and natural gas properties on a non-operating working interest basis.

We paid cash dividends during the three months ended March 31, 2017 as follows:

	Per Share	Total
		(in thousands)
Paid on March 22, 2017	$0.02	$3,326

On April 26, 2017, our Board of Directors approved a cash dividend on our common stock in the amount of $0.02 per share to be paid on June 22, 2017 to holders of record as of June 8, 2017. However, the amount and timing of all future dividend payments, if any, are subject to the discretion of the Board of Directors and will depend upon business conditions, results of operations, financial condition, terms of our debt agreements and other factors.

On September 6, 2013, our Board of Directors approved a stock buyback program that authorizes purchase of up to $200 million of our common stock in open market or privately negotiated transactions. As of March 31, 2017, we had remaining authorization to purchase approximately $187 million of our outstanding common stock under the 2013 stock buyback program. Shares purchased under a buyback program are accounted for as treasury stock.

Treasury stock acquisitions during the three months ended March 31, 2017 were as follows (dollars in thousands):

	March 31, 2017
	Shares	Cost
Treasury shares at beginning of period	43,392,617	$911,094
Acquisitions pursuant to long-term incentive plan	7,989	223
Treasury shares at end of period	43,400,606	$911,317

2012 Credit Agreement — On September 27, 2012, we entered into a Credit Agreement (the “Base Credit Agreement”).  The Base Credit Agreement (as amended, the “Credit Agreement”) is a committed senior unsecured credit facility that includes a revolving credit facility.

On July 8, 2016, we entered into Amendment No. 2 to Credit Agreement (“Amendment No. 2”), which amended the Base Credit Agreement to, among other things, make borrowing under the revolving credit facility subject to a borrowing base calculated by reference to our and certain of our subsidiaries’ eligible equipment, inventory, accounts receivable and unencumbered cash as described in Amendment No. 2.  The revolving credit facility contains a letter of credit facility that is limited to $50 million and a swing line facility that is limited to $20 million, in each case outstanding at any time. The maturity date under the Base Credit Agreement is September 27, 2017 for the revolving facility; however, Amendment No. 2 extended the maturity date of $357.9 million in revolving credit commitments of certain lenders to March 27, 2019.  On January 17, 2017, we entered into Amendment No. 3 to Credit Agreement, which amended the Credit Agreement by restating the definition of Consolidated EBITDA to provide for the add-back of transaction expenses related to the SSE merger.  On January 24, 2017, we entered into an agreement with certain lenders under our revolving credit facility to increase the aggregate commitments under our revolving credit facility to approximately $595.8 million, subject to the satisfaction of certain conditions.  The aggregate commitment increase became effective on April 20, 2017 upon the consummation of the SSE merger and the repayment and termination of the SSE credit facility.  On April 20, 2017, we entered into Amendment No. 4 to Credit Agreement which permitted outstanding letters of credit under the SSE credit facility to be deemed to be incurred under our credit facility and increased the amount of the accordion feature of our revolving credit facility to permit aggregate commitments to be increased to an amount not to exceed $700 million (subject to satisfaction of certain conditions and the procurement of additional commitments from new or existing lenders).  On April 20, 2017, we also entered into an additional commitment increase agreement with certain of our lenders pursuant to which total commitments available under our revolving credit facility (after giving effect to both commitment increases) increased to $632 million through September 2017 and to $490 million through March 2019.

Loans under the Credit Agreement bear interest by reference, at our election, to the LIBOR rate or base rate, provided, that swing line loans bear interest by reference only to the base rate.  Until September 27, 2017, the applicable margin on LIBOR rate loans varies from 2.75% to 3.25% and the applicable margin on base rate loans varies from 1.75% to 2.25%, in each case determined based upon our debt to capitalization ratio.  Beginning September 27, 2017, the applicable margin on LIBOR rate loans varies from 3.25% to 3.75% and the applicable margin on base rate loans varies from 2.25% to 2.75%, in each case determined based on our excess availability under the revolving credit facility.  As of March 31, 2017, the applicable margin on LIBOR rate loans was 2.75% and the applicable margin on base rate loans was 1.75%.  Based on our debt to capitalization ratio at December 31, 2016, the applicable margin on LIBOR loans is 2.75% and the applicable margin on base rate loans is 1.75% as of April 1, 2017.  Based on our debt to capitalization ratio at March 31, 2017, the applicable margin on LIBOR loans will be 2.75% and the applicable margin on base rate loans will be 1.75% as of July 1, 2017.  A letter of credit fee is payable by us equal to the applicable margin for LIBOR rate loans times the daily amount available to be drawn under outstanding letters of credit.  The commitment fee rate payable to the lenders for the unused portion of the revolving credit facility is 0.50%.

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

The Credit Agreement requires compliance with two financial covenants.  We must not permit our debt to capitalization ratio to exceed 40%.  The Credit Agreement generally defines the debt to capitalization ratio as the ratio of (a) total borrowed money indebtedness to (b) the sum of such indebtedness plus consolidated net worth, with consolidated net worth determined as of the last day of the most recently ended fiscal quarter.  We also must not permit our interest coverage ratio as of the last day of a fiscal quarter to be less than 3.00 to 1.00.  The Credit Agreement generally defines the interest coverage ratio as the ratio of earnings before interest, taxes, depreciation and amortization (“EBITDA”) of the four prior fiscal quarters to interest charges for the same period.  We were in compliance with these covenants at March 31, 2017.

The Credit Agreement limits our ability to make investments in foreign subsidiaries or joint ventures such that, if the book value of all such investments since September 27, 2012 is above 20% of our total consolidated book value of the assets on a pro forma basis, we will not be able to make such investment.  The Credit Agreement also restricts our ability to pay dividends and make equity repurchases, subject to certain exceptions, including an exception allowing such restricted payments if before and immediately after giving effect to such restricted payment, the Pro Forma Debt Service Coverage Ratio (as defined in the Credit Agreement) is at least 1.50 to 1.00.  In addition, the Credit Agreement requires that, if our consolidated cash balance, subject to certain exclusions, is more than $100 million at the end of the day on which a borrowing is made, we can only use the proceeds from such borrowing to fund acquisitions, capital expenditures and the repurchase of indebtedness, and if such proceeds are not used in such manner within three business days, we must repay such unused proceeds on the fourth business day following such borrowings.

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

As of March 31, 2017, we had no amounts outstanding under our revolving credit facility, with available borrowing capacity of $500 million.  As of April 28, 2017, under our revolving credit facility we had $60.0 million outstanding, had $16.0 million of letters of credit outstanding, and had borrowing capacity of $556 million.

2015 Reimbursement Agreement — On March 16, 2015, we entered into a Reimbursement Agreement (the “Reimbursement Agreement”) with The Bank of Nova Scotia (“Scotiabank”), pursuant to which we may from time to time request that Scotiabank issue an unspecified amount of letters of credit.  As of March 31, 2017, we had $38.2 million in letters of credit outstanding under the Reimbursement Agreement.

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

The respective note purchase agreements require compliance with two financial covenants. We must not permit our debt to capitalization ratio to exceed 50% at any time. The note purchase agreements generally define the debt to capitalization ratio as the ratio of (a) total borrowed money indebtedness to (b) the sum of such indebtedness plus consolidated net worth, with consolidated net worth determined as of the last day of the most recently ended fiscal quarter. We also must not permit our interest coverage ratio as of the last day of a fiscal quarter to be less than 2.50 to 1.00. The note purchase agreements generally define the interest coverage ratio as the ratio of EBITDA for the four prior fiscal quarters to interest charges for the same period. We were in compliance with these financial covenants as of March 31, 2017. We do not expect that the restrictions and covenants will impair, in any material respect, our ability to operate or react to opportunities that might arise.

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

Commitment Letter – On December 12, 2016 in connection with the execution of the merger agreement, we entered into a financing commitment letter (the “Commitment Letter”) with Canyon Capital Advisors LLC for a senior unsecured bridge facility in an aggregate principal amount not to exceed $150 million (the “Bridge Facility”), for the purposes of repaying or redeeming certain of SSE and its subsidiaries’ indebtedness and to pay related fees and expenses. We did not utilize the Bridge Facility prior to the SSE merger closing on April 20, 2017, and the Commitment Letter terminated on the closing date of the SSE merger.

Results of Operations

We changed our reporting segment presentation in the fourth quarter of 2016, as we no longer consider our oil and natural gas exploration and production activities to be significant to an understanding of our results.  We now present the oil and natural gas exploration and production activities, pipe handling components and related technology business and Middle East/North Africa business as “Other” and “Corporate” reflects only corporate activities.  This change in segment presentation was applied retrospectively to all periods presented herein.

The following tables summarize operations by business segment for the three months ended March 31, 2017 and 2016:

Contract Drilling	2017	2016	% Change
	(Dollars in thousands)
Revenues	$158,728	$168,659	(5.9)%
Direct operating costs	108,221	80,898	33.8%
Margin (1)	50,507	87,761	(42.4)%
Selling, general and administrative	1,654	1,758	(5.9)%
Depreciation, amortization and impairment	110,559	121,099	(8.7)%
Operating loss	$(61,706)	$(35,096)	75.8%
Operating days	7,487	6,657	12.5%
Average revenue per operating day	$21.20	$25.34	(16.3)%
Average direct operating costs per operating day	$14.45	$12.15	18.9%
Average margin per operating day (1)	$6.75	$13.18	(48.8)%
Average rigs operating	83	73	13.7%
Capital expenditures	$44,221	$11,880	272.2%

(1)

Margin is defined as revenues less direct operating costs and excludes depreciation, amortization and impairment and selling, general and administrative expenses. Average margin per operating day is defined as margin divided by operating days.

The decrease in revenues results from the decrease in early termination revenue.  Early termination revenue for the three months ended March 31, 2017 was $1.9 million compared to $16.8 million for the same period in the prior year.  Average revenue per operating day is lower due to market conditions.  Average direct operating costs per operating day increased as a result of a reduction in the proportion of rigs on standby and an increase in rig reactivation expenses.

Pressure Pumping	2017	2016	% Change
	(Dollars in thousands)
Revenues	$141,174	$96,313	46.6%
Direct operating costs	119,013	87,813	35.5%
Margin (1)	22,161	8,500	160.7%
Selling, general and administrative	2,802	2,889	(3.0)%
Depreciation, amortization and impairment	42,250	49,570	(14.8)%
Operating loss	$(22,891)	$(43,959)	(47.9)%
Fracturing jobs	95	83	14.5%
Other jobs	282	158	78.5%
Total jobs	377	241	56.4%
Average revenue per fracturing job	$1,451.33	$1,132.71	28.1%
Average revenue per other job	$11.70	$14.54	(19.5)%
Average revenue per total job	$374.47	$399.64	(6.3)%
Average direct operating costs per total job	$315.68	$364.37	(13.4)%
Average margin per total job (1)	$58.78	$35.27	66.7%
Margin as a percentage of revenues (1)	15.7%	8.8%	78.4%
Capital expenditures	$19,413	$7,552	157.1%

(1)

Margin is defined as revenues less direct operating costs and excludes depreciation, amortization and impairment and selling, general and administrative expenses. Average margin per total job is defined as margin divided by total jobs. Margin as a percentage of revenues is defined as margin divided by revenues.

Revenues and direct operating costs increased primarily due to an increase in the number and size of fracturing jobs.  The total number of jobs increased as a result of a recovery in the oil and natural gas industry.  Margin as a percentage of revenues improved due to improvements in pricing and economies of scale as activity levels increased.

Other Operations	2017	2016	% Change
	(Dollars in thousands)
Revenues	$5,273	$3,967	32.9%
Direct operating costs	3,259	2,090	55.9%
Margin (1)	2,014	1,877	7.3%
Selling, general and administrative	1,793	376	376.9%
Depreciation, depletion and impairment	2,172	4,732	(54.1)%
Operating income (loss)	$(1,951)	$(3,231)	(39.6)%
Capital expenditures	$4,352	$1,528	184.8%

(1)	Margin is defined as revenues less direct operating costs and excludes depreciation, depletion and impairment and selling, general and administrative expenses.

Revenues, direct operating costs and selling, general and administrative expense from other operations increased primarily as a result of the inclusion of our pipe handling components and related technology business acquired in September 2016.  Revenues also increased from our oil and natural gas activities due to higher commodity prices partially offset by lower production.  Depreciation, depletion and impairment expense in 2017 includes approximately $503,000 of oil and natural gas property impairments as compared to approximately $2.2 million of oil and natural gas property impairments in 2016.

Corporate	2017	2016	% Change
	(Dollars in thousands)
Selling, general and administrative	$12,603	$12,949	(2.7)%
Acquisition related expenses	$5,156	$—	NA
Depreciation	$1,236	$1,369	(9.7)%
Other operating income:
Net gain on asset disposals	$(13,560)	$(2,445)	454.6%
Legal settlements, net of insurance reimbursements	656	1,100	(40.4)%
Other operating income	$(12,904)	$(1,345)	859.4%
Interest income	$406	$110	269.1%
Interest expense	$8,270	$10,800	(23.4)%
Other income	$17	$16	6.3%
Capital expenditures	$454	$341	33.1%

Other operating income includes net gains associated with the disposal of assets related to corporate strategy decisions of the executive management group.  Accordingly, the related gains or losses have been excluded from the results of specific segments. The 2017 period includes a gain of $11.2 million related to the sale of real estate.  Interest income increased due to the proceeds from our stock offering in the first quarter of 2017.  Interest expense decreased primarily due to lower debt outstanding between the two periods.

Adjusted EBITDA

Adjusted EBITDA is a supplemental financial measure not defined by United States generally accepted accounting principles, or U.S. GAAP.  We define Adjusted EBITDA as net income (loss) plus net interest expense, income tax expense (benefit) and depreciation, depletion, amortization and impairment expense (including impairment of goodwill).  We present Adjusted EBITDA because we believe it provides to both management and investors additional information with respect to both the performance of our fundamental business activities and our ability to meet our capital expenditures and working capital requirements.  Adjusted EBITDA should not be construed as an alternative to the U.S. GAAP measure of net income (loss).  Set forth below is a reconciliation of the non-U.S. GAAP financial measure of Adjusted EBITDA to the U.S. GAAP financial measure of net income (loss).

	Three Months Ended
	March 31,
	2017	2016
	(Dollars in thousands)
Net loss	$(63,539)	$(70,503)
Income tax benefit	(36,947)	(35,430)
Net interest expense	7,864	10,690
Depreciation, depletion, amortization and impairment	156,217	176,770
Adjusted EBITDA	$63,595	$81,527

Income Taxes

Our effective income tax rate was 36.8% for the three months ended March 31, 2017, compared to 33.4% for the three months ended March 31, 2016. The difference in the effective tax rate is primarily related to the impact from lost benefits of previous IRC section 199 deductions due to net operating loss carrybacks filed during the three months ended March 31, 2016.

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

In February 2016, the FASB issued an accounting standards update to provide guidance for the accounting for leasing transactions.  The requirements in this update are effective during interim and annual periods beginning after December 15, 2018.  Since a portion of our contract drilling revenue will be subject to this new leasing guidance, we expect to adopt this updated leasing guidance at the same time we adopt the new revenue standard discussed above, utilizing the retrospective method of adoption.  Upon adoption of these two new standards, we expect to have a lease component and a service component of revenue related to our drilling contracts.  We are still evaluating the impact of this new guidance on our consolidated financial statements.  This new leasing guidance will also impact us in situations where we are the lessee, and in certain circumstances we will need to record a right-of-use asset and lease liability on our consolidated financial statements.  We have not quantified the impact of this guidance to such situations, although we expect the future minimum rental payments disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016 will provide some visibility into our estimated adoption impact.

In November 2015, the FASB issued an accounting standards update to provide guidance for the presentation of deferred tax liabilities and assets.  Under this guidance, for a particular tax-paying component of an entity and within a particular tax jurisdiction, all deferred tax liabilities and assets, as well as any related valuation allowance, shall be offset and presented as a single noncurrent amount. This guidance became effective for us during the three months ended March 31, 2017. The adoption of this update was applied retrospectively, resulting in retroactive adjustment of our current deferred tax assets, net and deferred tax liabilities, net as of December 31, 2016.  This adoption did not have a material impact on our consolidated financial statements.

In March 2016, the FASB issued an accounting standards update to provide guidance for the accounting for share-based payment transactions, including the related income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows.  This guidance became effective for us during the three months ended March 31, 2017.  We believe this guidance will cause volatility in our effective tax rates and diluted earnings per share due to the tax effects related to share-based payments being recorded in the statement of operations.  The volatility in future periods will depend on our stock price and the number of shares that vest in the case of restricted stock, or the number of shares that are exercised in the case of stock options.

In August 2016, the FASB issued an accounting standard to clarify the presentation of cash receipts and payments in specific situations on the statement of cash flows.  The requirements in this update are effective during interim and annual periods in fiscal years beginning after December 15, 2017.  The adoption of this update is not expected to have a material impact on our consolidated financial statements.

In January 2017, the FASB issued an accounting standard to eliminate Step 2 from the goodwill impairment test.  An entity will now perform its annual or interim goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount.  An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value, but the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit.  The requirements in this update are effective during interim and annual periods in fiscal years beginning after December 15, 2019.  Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates on or after January 1, 2017.  The adoption of this update is not expected to have a material impact on our consolidated financial statements.

Volatility of Oil and Natural Gas Prices and its Impact on Operations and Financial Condition

Our revenue, profitability and cash flows are highly dependent upon prevailing prices for oil and natural gas and expectations about future prices.  For many years, oil and natural gas prices and markets have been extremely volatile.  Prices are affected by many factors beyond our control.  The closing price of oil was as high as $107.95 per barrel in June 2014.  Prices began to fall in the third quarter of 2014 and reached a twelve-year low of $26.19 in February 2016.  Oil and natural gas prices have recovered substantially from the lows experienced in the first quarter of 2016.  During the fourth quarter of 2016, OPEC and certain non-OPEC countries, including Russia, announced an agreement to cut oil production.  The announcement resulted in an increase in oil prices, which averaged $51.97 per barrel in December 2016 and $51.76 per barrel for the first quarter of 2017.  In response to improved prices, U.S. rig counts have been increasing, and we believe they will continue to increase throughout 2017 if prices for these commodities remain at or above current levels.

We expect oil and natural gas prices to continue to be volatile and to affect our financial condition, operations and ability to access sources of capital.  Higher oil and natural gas prices do not necessarily result in increased activity because demand for our services is generally driven by our customers’ expectations of future oil and natural gas prices.  A decline in demand for oil and natural gas, prolonged low oil or natural gas prices or expectations of decreases in oil and natural gas prices, would likely result in reduced capital expenditures by our customers and decreased demand for our services, which could have a material adverse effect on our operating results, financial condition and cash flows.  Even during periods of high prices for oil and natural gas, companies exploring for oil and natural gas may cancel or curtail programs, or reduce their levels of capital expenditures for exploration and production for a variety of reasons, which could reduce demand for our services.

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk

As of March 31, 2017, we had exposure to interest rate market risk associated with any borrowings that we had under the Credit Agreement and the Reimbursement Agreement.

Loans under the Credit Agreement bear interest by reference, at our election, to the LIBOR rate or base rate, provided, that swing line loans bear interest by reference only to the base rate.  Until September 27, 2017, the applicable margin on LIBOR rate loans varies from 2.75% to 3.25% and the applicable margin on base rate loans varies from 1.75% to 2.25%, in each case determined based upon our debt to capitalization ratio.  Beginning September 27, 2017, the applicable margin on LIBOR rate loans varies from 3.25% to 3.75% and the applicable margin on base rate loans varies from 2.25% to 2.75%, in each case determined based on our excess availability under the revolving credit facility.  As of March 31, 2017, the applicable margin on LIBOR rate loans was 2.75% and the applicable margin on base rate loans was 1.75%.  Based on our debt to capitalization ratio at December 31, 2016, the applicable margin on LIBOR loans is 2.75% and the applicable margin on base rate loans is 1.75% as of April 1, 2017.  Based on our debt to capitalization ratio at March 31, 2017, the applicable margin on LIBOR loans will be 2.75% and the applicable margin on base rate loans will be 1.75% as of July 1, 2017.  As of March 31, 2017, we had no amounts outstanding under our revolving credit facility.

Under the Reimbursement Agreement, we will reimburse Scotiabank on demand for any amounts that Scotiabank has disbursed under any letters of credit.  We are obligated to pay to Scotiabank interest on all amounts not paid by us on the date of demand or when otherwise due at the LIBOR rate plus 2.25% per annum.  As of March 31, 2017, no amounts had been disbursed under any letters of credit.

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

Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10‑Q. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of March 31, 2017.

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

ITEM 1A. Risk Factors

The Failure to Integrate Successfully the Businesses of Patterson-UTI and SSE in the Expected Timeframe Would Adversely Affect the Combined Company’s Future Results Following the SSE Merger.

The SSE merger involves the integration of two companies that previously operated independently. The success of the SSE merger will depend—in large part—on the ability of the combined company to realize the anticipated benefits, including cost savings, innovation and operational efficiencies, from combining these businesses. To realize these anticipated benefits, we must successfully integrate the businesses of SSE. This integration will be complex and time-consuming. We expect to incur substantial expenses in connection with the SSE merger and the integration of SSE, and many of these expenses are, by their nature, difficult to estimate accurately. There are a large number of processes, policies, procedures, operations, technologies and systems that must be integrated, including accounting and finance, asset management, benefits, billing, drilling and pressure pumping data solutions, health, safety and environment, human resources, maintenance, marketing, payroll and purchasing. These expenses could, particularly in the near term, exceed the savings that we expect to achieve from the elimination of duplicative expenses and the realization of economies of scale and cost savings. These integration expenses could result in our taking charges against earnings following the completion of the SSE merger, and the amount and timing of any such charges are uncertain at present.

The failure to integrate successfully and to manage successfully the challenges presented by the integration process may result in the combined company not achieving the anticipated benefits of the merger. Difficulties in successfully integrating SSE, or any delays in the integration process, could adversely affect our ability to achieve the anticipated benefits of the SSE merger and could adversely affect our business, financial results, financial condition and stock price. In addition, integrating SSE’s operations will require a significant amount of time and attention from our management. The diversion of management’s attention away from ongoing operations could adversely affect our business and our relationships with our employees and third parties following the SSE merger. Even if we are able to integrate the business operations of SSE successfully, there can be no assurance that this integration will result in the realization of the full benefits of synergies, cost savings, innovation and operational efficiencies that we currently expect from this integration or that these benefits will be achieved within the anticipated time frame.

Our Future Results Will Suffer if We Do Not Effectively Manage Our Expanded Operations Following the SSE Merger.

The SSE merger significantly increased the size of our business. Our future success depends, in part, upon our ability to manage this expanded business, which will pose substantial challenges for management, including challenges related to the management and monitoring of our new operations, combined workforce and associated increased costs and complexity. There can be no assurances that we will be successful or that we will realize the expected operating efficiencies, cost savings, revenue enhancements and other benefits currently anticipated from the SSE merger.

The Loss of Large Customers Could Have a Material Adverse Effect on Our Financial Condition and Results of Operations.

With respect to our consolidated operating revenues in 2016, we received approximately 51% from our ten largest customers, 33% from our five largest customers and 14% from our largest customer.  For the three months ended March 31, 2017, the five months ended December 31, 2016, the seven months ended July 31, 2016, and the years ended December 31, 2015, 2014 and 2013, Chesapeake Energy Corporation (“CHK”) and its working interest partners accounted for approximately 53%, 51%, 65%, 70%, 81% and 90% of SSE’s revenues, respectively.  For the three months ended March 31, 2017, CHK and its working interest partners accounted for approximately 20% of the pro forma combined revenues of SSE and Patterson-UTI.  We are indirectly subject to the business and financial risks of our customers and could be materially adversely affected by the impact of these risks on our largest customers.  The loss of, reduction in business from, or failure to receive payment from, one or more of our largest customers could have a material adverse effect on our business, financial condition, cash flows and results of operations.

SSE is Subject to Continuing Contingent Tax Liabilities of CHK Following the Spin-Off.

Under the Internal Revenue Code of 1986, as amended (the “Code”), and the related rules and regulations, each corporation that was a member of CHK’s consolidated tax reporting group during any taxable period or portion of any taxable period ending on or before June 30, 2014, the effective time of the spin-off, is jointly and severally liable for the federal income tax liability of the entire consolidated tax reporting group for that taxable period. SSE has entered into a tax sharing agreement with CHK that allocates the responsibility for prior year taxes of CHK’s consolidated tax reporting group between SSE and CHK and its subsidiaries. However, if CHK were unable to pay, SSE nevertheless could be required to pay the entire amount of such taxes.

SSE’s Tax Sharing Agreement Limits its Ability to Take Certain Actions and May Require SSE to Indemnify CHK for Significant Tax Liabilities Which Cannot be Precisely Quantified at This Time.

Under the terms of SSE’s tax sharing agreement with CHK, SSE generally is responsible for all taxes attributable to its business, whether accruing before, on or after the date of the spin-off, and CHK generally is responsible for any taxes arising from the spin-off or certain related transactions that are imposed on SSE, CHK or its other subsidiaries. Although CHK generally will be responsible for any taxes arising from the spin-off, SSE would be responsible for any such taxes to the extent such taxes result from certain actions or failures to act by SSE that occur after June 30, 2014, the effective date of the tax sharing agreement. SSE’s liabilities under the tax sharing agreement could have a material adverse effect on us. At this time, we cannot precisely quantify the amount of liabilities SSE may have under the tax sharing agreement and there can be no assurances as to their final amounts.

In addition, in the tax sharing agreement SSE covenanted not to take any action, or fail to take any action, after the effective date of the tax sharing agreement, which action or failure to act is inconsistent with the spin-off qualifying under Sections 355 and 368(a)(1)(D) of the Code. As a result, SSE might determine to continue to operate certain of its business operations for the foreseeable future even if a sale or discontinuance of such business might otherwise have been advantageous.

Potential Indemnification Liabilities to CHK Pursuant to the Master Separation Agreement could Materially Adversely Affect SSE.

SSE’s master separation agreement with CHK provides for, among other things, provisions governing the relationship between SSE and CHK resulting from the spin-off. Among other things, the master separation agreement provides for indemnification obligations designed to make SSE financially responsible for substantially all liabilities that may exist relating to its business activities incurred after the spin-off. If SSE is required to indemnify CHK under the circumstances set forth in the master separation agreement, SSE may be subject to substantial liabilities. Additionally, in certain circumstances, SSE will be prohibited from making an indemnity claim until it first seeks an insurance recovery.

In Connection with SSE’s Separation from CHK, CHK Indemnified SSE for Certain Liabilities. However, There Can Be No Assurance that the Indemnities Will be Sufficient to Insure SSE Against the Full Amount of Such Liabilities, or That CHK’s Ability to Satisfy its Indemnification Obligation Will Not Be Impaired in the Future.

Pursuant to the master separation agreement and tax sharing agreement, CHK agreed to indemnify SSE for certain liabilities. However, third parties could seek to hold SSE responsible for any of the liabilities that CHK has agreed to retain, and there can be no assurance that the indemnity from CHK will be sufficient to protect SSE against the full amount of such liabilities, or that CHK will be able to fully satisfy its indemnification obligations. Moreover, even if SSE ultimately succeeds in recovering from CHK any amounts for which SSE is held liable, SSE may be temporarily required to bear these losses. In addition, in certain circumstances, SSE will be prohibited from making an indemnity claim until it first seeks an insurance recovery.  If CHK is unable to satisfy its indemnification obligations, the underlying liabilities could have a material adverse effect on our business, financial condition and results of operations.

The Combined Company May Not Be Able to Utilize a Portion of SSE’s or Patterson-UTI’s Net Operating Loss Carryforwards (“NOLs”) to Offset Future Taxable Income for U.S. Federal Tax Purposes, Which Could Adversely Affect the Combined Company’s Net Income and Cash Flows.

As of March 31, 2017, SSE had federal income tax NOLs of approximately $175.5 million, which will expire between 2034 and 2037, and, as of March 31, 2017, Patterson-UTI had federal income tax NOLs of approximately $521.6 million, which will expire between 2035 and 2037. Utilization of these NOLs depends on many factors, including the combined company’s future taxable income, which cannot be predicted with any accuracy. In addition, Section 382 of the Code generally imposes an annual limitation on the amount of an NOL that may be used to offset taxable income when a corporation has undergone an “ownership change” (as determined under Section 382). Determining the limitations under Section 382 is technical and highly complex. An ownership change generally occurs if one or more shareholders (or groups of shareholders) who are each deemed to own at least 5% of the corporation’s stock increase their ownership by more than 50 percentage points over their lowest ownership percentage within a rolling three-year period. In the event that an ownership change has occurred—or were to occur—with respect to a corporation following its recognition of an NOL, utilization of such NOL would be subject to an annual limitation under Section 382, generally determined by multiplying the value of the corporation’s stock at the time of the ownership change by the applicable long-term tax-exempt rate as defined in Section 382. However, this annual limitation would be increased under certain circumstances by recognized built-in gains of the corporation existing at the time of the ownership change. Any unused annual limitation with respect to an NOL generally may be carried over to later years, subject to the expiration of the NOL 20 years after it arose.

SSE underwent an ownership change in 2016 as a result of its emergence from Chapter 11 bankruptcy proceedings, and we believe SSE experienced another ownership change as a result of its acquisition pursuant to the SSE merger, and the corresponding annual limitation associated with either of those changes in ownership could prevent us from fully utilizing—prior to their expiration—SSE’s NOLs as of the effective time of the SSE merger. While Patterson-UTI’s issuance of stock pursuant to the SSE merger was, standing alone, insufficient to result in an ownership change with respect to Patterson-UTI, we cannot assure you that Patterson-UTI will not undergo an ownership change as a result of the merger taking into account other changes in ownership of our stock occurring within the relevant three-year period described above. If Patterson-UTI were to undergo an ownership change, the combined company may be prevented from fully utilizing Patterson-UTI’s NOLs as of the time of the SSE merger prior to their expiration. Future changes in stock ownership or future regulatory changes could also limit the combined company’s ability to utilize SSE’s or Patterson-UTI’s NOLs. To the extent the combined company is not able to offset future taxable income with SSE’s or Patterson-UTI’s NOLs, the combined company’s net income and cash flows may be adversely affected.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

The table below sets forth the information with respect to purchases of our common stock made by us during the quarter ended March 31, 2017.

				Approximate Dollar
			Total Number of	Value of Shares
			Shares (or Units)	That May Yet Be
			Purchased as Part	Purchased Under the
	Total	Average Price	of Publicly	Plans or
	Number of Shares	Paid per	Announced Plans	Programs (in
Period Covered	Purchased	Share	or Programs	thousands)(1)
January 2017	—	$—	—	186,653
February 2017 (2)	7,989	$27.90	—	186,653
March 2017	—	$—	—	186,653
Total	7,989		—	186,653

(1)

On September 9, 2013, we announced that our Board of Directors approved a stock buyback program authorizing purchases of up to $200 million of our common stock in open market or privately negotiated transactions.

(2)

We withheld 7,989 shares in February 2017 with respect to the exercise of a stock option by a director.  These shares were acquired at fair market value pursuant to the terms of the Patterson-UTI Energy, Inc. 2014 Long-Term Incentive Plan and not pursuant to the stock buyback program.

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

10.2

Employment Agreement, effective as of January 1, 2017, by and between Patterson-UTI Energy, Inc. and Seth D. Wexler (filed February 13, 2017 as Exhibit 10.20 to the Company’s Annual Report on Form 10-K and incorporated herein by reference).

10.3

Amendment No. 3 to Credit Agreement dated as of January 17, 2017, by and among Patterson-UTI Energy, Inc., certain subsidiaries party thereto, Wells Fargo Bank, N.A., as administrative agent, issuer of letters of credit and swing line lender and certain other lenders party thereto (filed February 13, 2017 as Exhibit 10.31 to the Company’s Annual Report on Form 10-K and incorporated herein by reference).

10.4

Commitment Increase Agreement, dated as of January 24, 2017, by and among Patterson-UTI Energy, Inc., certain subsidiaries of Patterson-UTI party thereto, Wells Fargo Bank, N.A., as administrative agent, issuer of letters of credit and swing line lender and the other lenders party thereto (filed January 24, 2017 as Exhibit 10.1 to the Company’s Current Report on Form 8-K and incorporated herein by reference).

10.5

Amendment No. 4 to Credit Agreement, dated as of April 20, 2017, by and among Patterson-UTI Energy, Inc., certain subsidiaries of Patterson-UTI Energy, Inc. party thereto, Wells Fargo Bank, N.A., as administrative agent, issuer of letters of credit and swing line lender and the other lenders party thereto (filed April 21, 2017 as Exhibit 10.1 to the Company’s Current Report on Form 8-K and incorporated herein by reference).

10.6

Commitment Increase Agreement, dated as of April 20, 2017, by and among Patterson-UTI Energy, Inc., certain subsidiaries of Patterson-UTI Energy, Inc. party thereto, Wells Fargo Bank, N.A., as administrative agent, issuer of letters of credit and swing line lender and the other lenders party thereto (filed April 21, 2017 as Exhibit 10.2 to the Company’s Current Report on Form 8-K and incorporated herein by reference).

10.7	Patterson-UTI Energy, Inc. Omnibus Incentive Plan (filed April 21, 2017 as Exhibit 4.4 to the Company’s Registration Statement on Form S-8 and incorporated herein by reference).
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*

The following materials from Patterson-UTI Energy, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) the Condensed Consolidated Statement of Changes in Stockholders’ Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements.

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

Date: May 2, 2017