Form 10-Q
period 2017-09-30
PATTERSON UTI ENERGY INC
filed 2017-11-02
CIK 889900

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

or

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

222,444,317 shares of common stock, $0.01 par value, as of October 30, 2017

PATTERSON-UTI ENERGY, INC. AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION

ITEM 1. Financial Statements

The following unaudited condensed consolidated financial statements include all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented.

PATTERSON-UTI ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited, in thousands, except share data)

	September 30,	December 31,
	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$37,839	$35,152
Accounts receivable, net of allowance for doubtful accounts of $3,116 and $3,191 at September 30, 2017 and December 31, 2016, respectively	544,509	148,091
Federal and state income taxes receivable	630	2,126
Inventory	40,672	20,191
Other	54,647	41,322
Total current assets	678,297	246,882
Property and equipment, net	4,198,285	3,408,963
Goodwill and intangible assets	533,682	88,966
Deposits on equipment purchases	15,027	16,050
Deferred tax assets, net	2,562	4,124
Other	45,122	7,306
Total assets	$5,472,975	$3,772,291
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$303,522	$125,667
Accrued expenses	245,826	139,148
Total current liabilities	549,348	264,815
Borrowings under revolving credit facility	144,000	—
Long-term debt, net of debt issuance cost of $1,303 and $1,563 at September 30, 2017 and December 31, 2016, respectively	598,697	598,437
Deferred tax liabilities, net	576,312	650,661
Other	11,416	9,654
Total liabilities	1,879,773	1,523,567
Commitments and contingencies (see Note 10)
Stockholders' equity:
Preferred stock, par value $.01; authorized 1,000,000 shares, no shares issued	—	—
Common stock, par value $.01; authorized 300,000,000 shares with 257,428,497 and 191,525,872 issued and 213,652,526 and 148,133,255 outstanding at September 30, 2017 and December 31, 2016, respectively	2,574	1,915
Additional paid-in capital	2,588,327	1,042,696
Retained earnings	1,914,966	2,116,341
Accumulated other comprehensive income (loss)	5,461	(1,134)
Treasury stock, at cost, 43,775,971 and 43,392,617 shares at September 30, 2017 and December 31, 2016, respectively	(918,126)	(911,094)
Total stockholders' equity	3,593,202	2,248,724
Total liabilities and stockholders' equity	$5,472,975	$3,772,291

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PATTERSON-UTI ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited, in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Operating revenues:
Contract drilling	$301,614	$123,684	$730,453	$407,578
Pressure pumping	362,441	78,165	793,659	248,428
Other	20,934	4,284	45,238	12,973
Total operating revenues	684,989	206,133	1,569,350	668,979
Operating costs and expenses:
Contract drilling	186,957	74,517	475,836	219,218
Pressure pumping	290,315	77,221	643,228	234,580
Other	15,882	1,846	31,812	5,586
Depreciation, depletion, amortization and impairment	196,642	163,464	572,187	511,209
Selling, general and administrative	27,551	16,612	69,881	51,671
Merger and integration expenses	9,449	—	65,798	—
Other operating income, net	(3,791)	(4,118)	(18,501)	(10,285)
Total operating costs and expenses	723,005	329,542	1,840,241	1,011,979
Operating loss	(38,016)	(123,409)	(270,891)	(343,000)
Other income (expense):
Interest income	101	63	1,149	273
Interest expense, net of amount capitalized	(9,584)	(10,244)	(26,929)	(31,722)
Other	78	19	226	52
Total other expense	(9,405)	(10,162)	(25,554)	(31,397)
Loss before income taxes	(47,421)	(133,571)	(296,445)	(374,397)
Income tax benefit	(13,652)	(49,428)	(106,953)	(133,885)
Net loss	$(33,769)	$(84,143)	$(189,492)	$(240,512)
Net loss per common share:
Basic	$(0.16)	$(0.58)	$(0.99)	$(1.65)
Diluted	$(0.16)	$(0.58)	$(0.99)	$(1.65)
Weighted average number of common shares outstanding:
Basic	211,875	146,326	191,237	146,014
Diluted	211,875	146,326	191,237	146,014
Cash dividends per common share	$0.02	$0.02	$0.06	$0.14

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PATTERSON-UTI ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(unaudited, in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Net loss	$(33,769)	$(84,143)	$(189,492)	$(240,512)
Other comprehensive income (loss), net of taxes of $0 for all periods:
Foreign currency translation adjustment	3,607	(2,379)	6,595	4,768
Total comprehensive loss	$(30,162)	$(86,522)	$(182,897)	$(235,744)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PATTERSON-UTI ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(unaudited, in thousands)

					Accumulated
	Common Stock		Additional		Other
	Number of		Paid-in	Retained	Comprehensive	Treasury
	Shares	Amount	Capital	Earnings	Income (Loss)	Stock	Total
Balance, December 31, 2016	191,526	$1,915	$1,042,696	$2,116,341	$(1,134)	$(911,094)	2,248,724
Net loss	—	—	—	(189,492)	—	—	(189,492)
Foreign currency translation adjustment	—	—	—	—	6,595	—	6,595
Equity offering	18,170	182	471,388	—	—	—	471,570
Shares issued for acquisition	46,298	463	1,038,933	—	—	—	1,039,396
Exercise of stock options	10	—	223	—	—	—	223
Issuance of restricted stock	891	9	(9)	—	—	—	—
Vesting of restricted stock units	549	5	(5)	—	—	—	—
Forfeitures of restricted stock	(16)	—	—	—	—	—	—
Stock-based compensation	—	—	35,101	—	—	—	35,101
Payment of cash dividends	—	—	—	(11,866)	—	—	(11,866)
Dividend equivalents	—	—	—	(17)	—	—	(17)
Purchase of treasury stock	—	—	—	—	—	(7,032)	(7,032)
Balance, September 30, 2017	257,428	$2,574	$2,588,327	$1,914,966	$5,461	$(918,126)	$3,593,202

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PATTERSON-UTI ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Nine Months Ended
	September 30,
	2017	2016
Cash flows from operating activities:
Net loss	$(189,492)	$(240,512)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, depletion, amortization and impairment	572,187	511,209
Dry holes and abandonments	443	—
Deferred income tax benefit	(104,190)	(109,045)
Stock-based compensation expense	35,101	21,130
Net gain on asset disposals	(19,079)	(9,808)
Tax expense on stock-based compensation	—	(4,895)
Amortization of debt issuance costs	260	2,184
Changes in operating assets and liabilities:
Accounts receivable	(246,407)	74,742
Income taxes receivable	1,499	28,524
Inventory and other assets	(26,398)	7,876
Accounts payable	91,499	(19,652)
Accrued expenses	15,917	(7,616)
Other liabilities	(75)	(1,431)
Net cash provided by operating activities	131,265	252,706
Cash flows from investing activities:
Acquisition, net of cash acquired	(434,194)	155
Purchases of property and equipment	(329,851)	(80,511)
Proceeds from disposal of assets	39,672	18,384
Other investments	(2,520)	—
Net cash used in investing activities	(726,893)	(61,972)
Cash flows from financing activities:
Proceeds from equity offering	471,570	—
Purchases of treasury stock	(6,809)	(3,611)
Dividends paid	(11,866)	(20,618)
Debt issuance costs	—	(3,357)
Repayment of long-term debt	—	(255,000)
Proceeds from borrowings under revolving credit facility	282,000	95,000
Repayment of borrowings under revolving credit facility	(138,000)	(80,000)
Net cash provided by (used in) financing activities	596,895	(267,586)
Effect of foreign exchange rate changes on cash	1,420	478
Net increase (decrease) in cash and cash equivalents	2,687	(76,374)
Cash and cash equivalents at beginning of period	35,152	113,346
Cash and cash equivalents at end of period	$37,839	$36,972
Supplemental disclosure of cash flow information:
Net cash (paid) received during the period for:
Interest, net of capitalized interest of $781 in 2017 and $327 in 2016	$(18,336)	$(21,973)
Income taxes	$3,866	$44,987
Non-cash investing and financing activities:
Net increase in payables for purchases of property and equipment	$48,919	$16,884
Issuance of common stock for business acquisition	$1,039,396	6,733
Net decrease in deposits on equipment purchases	$1,023	$4,667

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

The unaudited interim condensed consolidated financial statements have been prepared by management of the Company pursuant to the rules and regulations of the United States Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been omitted pursuant to such rules and regulations, although the Company believes the disclosures included either on the face of the financial statements or herein are sufficient to make the information presented not misleading. In the opinion of management, all recurring adjustments considered necessary for a fair statement of the information in conformity with U.S. GAAP have been included. The unaudited condensed consolidated balance sheet as of December 31, 2016, as presented herein, was derived from the audited consolidated balance sheet of the Company, but does not include all disclosures required by U.S. GAAP. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016. The results of operations for the three and nine months ended September 30, 2017 are not necessarily indicative of the results to be expected for the full year.

The U.S. dollar is the functional currency for all of the Company’s operations except for its Canadian operations, which use the Canadian dollar as its functional currency. The effects of exchange rate changes are reflected in accumulated other comprehensive loss, which is a separate component of stockholders’ equity.

In 2017, the Company adopted new guidance for the presentation of deferred tax liabilities and assets and such guidance was applied retrospectively, resulting in the reclassification of $36.4 million from current deferred tax assets as of December 31, 2016.  Of this amount, $4.1 million was reclassified to long-term deferred tax assets and $32.3 million was reclassified to long-term deferred tax liabilities.  During the fourth quarter of 2016, the Company changed its reporting segment presentation, as the Company no longer considers its oil and natural gas exploration and production activities to be significant to an understanding of the Company’s results.  The Company now presents the oil and natural gas exploration and production activities, oilfield rental tool business, pipe handling components and related technology business and Middle East/North Africa activities as “Other,” and “Corporate” reflects only corporate activities.  This change in segment presentation was applied retrospectively to all periods presented herein (See Note 6).

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

The following table presents information necessary to calculate net loss per share for the three and nine months ended September 30, 2017 and 2016 as well as potentially dilutive securities excluded from the weighted average number of diluted common shares outstanding because their inclusion would have been anti-dilutive (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
BASIC EPS:
Net loss attributed to common stockholders	$(33,769)	$(84,143)	$(189,492)	$(240,512)
Weighted average number of common shares outstanding, excluding non-vested shares of restricted stock	211,875	146,326	191,237	146,014
Basic net loss per common share	$(0.16)	$(0.58)	$(0.99)	$(1.65)
DILUTED EPS:
Net loss attributed to common stockholders	$(33,769)	$(84,143)	$(189,492)	$(240,512)
Weighted average number of common shares outstanding, excluding non-vested shares of restricted stock	211,875	146,326	191,237	146,014
Add dilutive effect of potential common shares	—	—	—	—
Weighted average number of diluted common shares outstanding	211,875	146,326	191,237	146,014
Diluted net loss per common share	$(0.16)	$(0.58)	$(0.99)	$(1.65)
Potentially dilutive securities excluded as anti-dilutive	9,973	9,141	9,973	9,141

2. Acquisitions

Seventy Seven Energy Inc. (“SSE”)

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

The results of SSE’s operations since the merger date are included in our consolidated statement of operations.  The following pro forma condensed combined financial information was derived from the historical financial statements of the Company and SSE and gives effect to the merger as if it had occurred on January 1, 2016.  The below information reflects pro forma adjustments based on available information and certain assumptions the Company believes are reasonable, including (i) adjustments related to the depreciation and amortization of the fair value of acquired intangibles and fixed assets, (ii) removal of the historical interest expense of SSE, (iii) tax benefit of the aforementioned pro forma adjustments, and (iv) adjustments related to the common shares outstanding to reflect the impact of the consideration exchanged in the merger.  Additionally, the pro forma loss for the three months ended September 30, 2017 was adjusted to exclude the Company’s merger and integration-related costs of $9.4 million.   The pro forma loss for the nine months ended September 30, 2017 was adjusted to exclude the Company’s merger and integration-related costs of $65.8 million and SSE’s merger-related costs of $36.7 million.  The pro forma results of operations do not include any cost savings or other synergies that may result from the SSE merger or any estimated costs that have been or will be incurred by the Company to integrate the SSE operations.  The pro forma condensed combined financial information has been included for comparative purposes and is not necessarily indicative of the results that might have actually occurred had the SSE merger taken place on January 1, 2016; furthermore, the financial information is not intended to be a projection of future results.  The following table summarizes selected financial information of the Company on a pro forma basis (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016

Revenues	$684,989	$326,227	$1,811,903	$1,082,554
Net loss	(27,627)	(117,185)	(189,098)	(346,481)
Loss per share	(0.13)	(0.56)	(0.89)	(1.65)

Multi-Shot, LLC (“MS Directional”)

On October 11, 2017, the Company acquired all of the issued and outstanding limited liability company interests of Multi-Shot, LLC (“MS Directional”). The aggregate consideration paid by the Company to the sellers consisted of $75 million in cash and 8,798,391 shares of the Company’s common stock.  The purchase price is subject to customary post-closing adjustments relating to cash, net working capital and indebtedness of MS Directional as of the closing.  Based on the closing price of the Company’s common stock on the closing date of the transaction, the total fair value of the consideration transferred to effect the acquisition of MS Directional was approximately $262 million.

MS Directional is a leading directional drilling services company in the United States, with operations in most major producing onshore oil and gas basins.  MS Directional provides a comprehensive suite of directional drilling services, including directional drilling, downhole performance motors, directional surveying, measurement while drilling, and wireline steering tools.

The Company’s consolidated results of operations will include the results of the acquired MS Directional business beginning with the closing date of the acquisition of October 11, 2017.  Due to the timing of the closing of the acquisition, the Company has not completed the detailed valuation work necessary to determine the required estimates of the fair value of the acquired assets and liabilities assumed and the related allocation of purchase price.  MS Directional had total assets of approximately $104 million as of December 31, 2016, consisting of $21.4 million of accounts receivable, $23.9 million of inventory, $53.8 million of property and equipment and $4.9 million of other assets.  The Company’s preliminary allocation of purchase price to the assets acquired will be included in future SEC filings of the Company.

As this transaction closed subsequent to the end of the third quarter of 2017, the condensed consolidated financial statements and accompanying notes do not reflect any amounts relating to MS Directional.

3. Stock-based Compensation

The Company uses share-based payments to compensate employees and non-employee directors.  The Company recognizes the cost of share-based payments under the fair-value-based method.  Share-based awards include equity instruments in the form of stock options, restricted stock or restricted stock units that have included service conditions and, in certain cases, performance conditions.  The Company’s share-based awards also include share-settled performance unit awards.  Share-settled performance unit awards are accounted for as equity awards.  The Company issues shares of common stock when vested stock options are exercised, when restricted stock is granted and when restricted stock units and share-settled performance unit awards vest.

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

Stock Options — The Company estimates the grant date fair values of stock options using the Black-Scholes-Merton valuation model. Volatility assumptions are based on the historic volatility of the Company’s common stock over the most recent period equal to the expected term of the options as of the date such options are granted. The expected term assumptions are based on the Company’s experience with respect to employee stock option activity. Dividend yield assumptions are based on the expected dividends at the time the options are granted. The risk-free interest rate assumptions are determined by reference to United States Treasury yields. No options were granted in the three or nine months ended September 30, 2017. Weighted-average assumptions used to estimate the grant date fair values for stock options granted for the three and nine month periods ended September 30, 2016 follow:

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2016	2016
Volatility	34.87%	35.11%
Expected term (in years)	5.00	5.00
Dividend yield	0.42%	2.05%
Risk-free interest rate	1.20%	1.40%

Stock option activity from January 1, 2017 to September 30, 2017 follows:

		Weighted
		Average
	Underlying	Exercise Price
	Shares	Per Share
Outstanding at January 1, 2017	6,687,150	$20.68
Exercised	(10,000)	$22.29
Expired	(600,000)	$24.17
Outstanding at September 30, 2017	6,077,150	$20.34
Exercisable at September 30, 2017	5,421,310	$20.50

Restricted Stock — For all restricted stock awards made to date, shares of common stock were issued when the awards were made. Non-vested shares are subject to forfeiture for failure to fulfill service conditions, and, in certain cases, performance conditions. Non-forfeitable dividends are paid on non-vested shares of restricted stock. The Company uses the straight-line method to recognize periodic compensation cost over the vesting period.

Restricted stock activity from January 1, 2017 to September 30, 2017 follows:

		Weighted
		Average Grant
		Date Fair Value
	Shares	Per Share
Non-vested restricted stock outstanding at January 1, 2017	1,427,455	$22.26
Granted	890,904	$21.78
Vested	(724,626)	$23.62
Forfeited	(16,003)	$22.80
Non-vested restricted stock outstanding at September 30, 2017	1,577,730	$21.36

Restricted Stock Units — For all restricted stock unit awards made to date, shares of common stock are not issued until the units vest.  Restricted stock units are subject to forfeiture for failure to fulfill service conditions and, in certain cases, performance conditions.  Non-forfeitable cash dividend equivalents are paid on certain non-vested restricted stock units.  The Company uses the straight-line method to recognize periodic compensation cost over the vesting period.

Restricted stock unit activity from January 1, 2017 to September 30, 2017 follows:

		Weighted
		Average Grant
		Date Fair Value
	Shares	Per Share
Non-vested restricted stock units outstanding at January 1, 2017	191,655	$19.85
Granted	1,090,292	$19.75
Assumed (1)	505,551	$22.45
Vested	(549,451)	$22.24
Forfeited	(38,374)	$21.61
Non-vested restricted stock units outstanding at September 30, 2017	1,199,673	$19.71

(1)

Restricted stock unit awards under the Seventy Seven Energy Inc. 2016 Omnibus Incentive Plan, which was adopted, assumed, amended and renamed by the Company in connection with the SSE merger.  No additional awards will be made under this plan.

Performance Unit Awards.  The Company has granted share-settled performance unit awards to certain executive officers (the “Performance Units”) on an annual basis since 2010.  The Performance Units provide for the recipients to receive a grant of shares of common stock upon the achievement of certain performance goals during a specified period established by the Compensation Committee.  The performance period for the Performance Units is the three-year period commencing on April 1 of the year of grant, except that for the Performance Units granted in 2013 the performance period was extended pursuant to its terms, as described below, and for the Performance Units granted in 2017 the three-year performance period commenced on May 1.

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

Because the performance units are share-settled awards, they are accounted for as equity awards and measured at fair value on the date of grant using a Monte Carlo simulation model. The fair value of the Performance Units is set forth below (in thousands):

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

These fair value amounts are charged to expense on a straight-line basis over the performance period. Compensation expense associated with the Performance Units is shown below (in thousands):

	2017	2016	2015	2014	2013
	Performance	Performance	Performance	Performance	Performance
	Unit Awards	Unit Awards	Unit Awards	Unit Awards	Unit Awards
Three months ended September 30, 2017	$482	$321	$338	NA	NA
Three months ended September 30, 2016	NA	$321	$338	$449	NA
Nine months ended September 30, 2017	$803	$963	$1,013	$449	NA
Nine months ended September 30, 2016	NA	$642	$1,013	$1,347	$464

4. Inventory

Inventory consisted of the following at September 30, 2017 and December 31, 2016 (in thousands):

	September 30,	December 31,
	2017	2016
Finished goods	$1,332	$—
Work-in-process	3,910	1,803
Raw materials and supplies	35,430	18,388
Inventory	$40,672	$20,191

5. Property and Equipment

Property and equipment consisted of the following at September 30, 2017 and December 31, 2016 (in thousands):

	September 30,	December 31,
	2017	2016
Equipment	$7,882,765	$6,809,129
Oil and natural gas properties	209,912	201,568
Buildings	186,452	97,029
Land	26,630	22,270
Total property and equipment	8,305,759	7,129,996
Less accumulated depreciation, depletion and impairment	(4,107,474)	(3,721,033)
Property and equipment, net	$4,198,285	$3,408,963

On a periodic basis, the Company evaluates its fleet of drilling rigs for marketability based on the condition of inactive rigs, expenditures that would be necessary to bring them to working condition and the expected demand for drilling services by rig type (such as drilling conventional, vertical wells versus drilling longer, horizontal wells using higher specification rigs).  The components comprising rigs that will no longer be marketed are evaluated, and those components with continuing utility to the Company’s other marketed rigs are transferred to other rigs or to the Company’s yards to be used as spare equipment.  The remaining components of these rigs are retired.  In the second quarter of 2017, the Company recorded an impairment charge of $29.0 million for the write-down of drilling equipment with no continuing utility as a result of the upgrade of certain rigs to super-spec capability.

In addition, the Company evaluates the recoverability of its long-lived assets whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable (a “triggering event”).  Based on recent commodity prices, the Company’s results of operations for the three and nine month periods ended September 30, 2017 and management’s expectations of operating results in future periods, the Company concluded that no triggering event occurred during the nine months ended September 30, 2017 with respect to its contract drilling segment, its pressure pumping segment or its other operations, except for oil and natural gas properties, which are discussed in the following paragraph.  Management’s expectations of future operating results were based on the assumption that activity levels in both segments and its other operations will remain relatively stable in response to relatively stable oil prices.

The Company reviews its proved oil and natural gas properties for impairment whenever a triggering event occurs, such as downward revisions in reserve estimates or decreases in expected future oil and natural gas prices.  Proved properties are grouped by field, and undiscounted cash flow estimates are prepared based on the Company’s expectation of future pricing over the lives of the respective fields.  These cash flow estimates are reviewed by an independent petroleum engineer.  If the net book value of a field exceeds its undiscounted cash flow estimate, impairment expense is measured and recognized as the difference between net book value and fair value.  Impairment expense related to proved and unproved oil and natural gas properties totaled $1.3 million in the third quarter of 2017 and $3.5 million for the nine months ended September 30, 2017 and is included in depreciation, depletion, amortization and impairment in the condensed consolidated statements of operations.

6. Business Segments

At September 30, 2017, the Company’s revenues, loss before income taxes and identifiable assets were primarily attributable to two business segments: (i) contract drilling of oil and natural gas wells and (ii) pressure pumping services. Each of these segments represents a distinct type of business and has a separate management team that reports to the Company’s chief operating decision maker. The results of operations in these segments are regularly reviewed by the chief operating decision maker for purposes of determining resource allocation and assessing performance.

The following tables summarize selected financial information relating to the Company’s business segments (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Revenues:
Contract drilling	$301,954	$123,863	$731,496	$407,855
Pressure pumping	362,441	78,165	793,659	248,428
Other operations (a)	22,832	4,284	48,092	12,973
Elimination of intercompany revenues (b)	(2,238)	(179)	(3,897)	(277)
Total revenues	$684,989	$206,133	$1,569,350	$668,979

Income (loss) before income taxes:
Contract drilling	$(20,397)	$(67,786)	$(155,465)	$(173,331)
Pressure pumping	16,841	(46,569)	(1,414)	(136,553)
Other operations	(6,516)	228	(13,030)	(2,263)
Corporate	(31,735)	(13,400)	(119,483)	(41,138)
Other operating income, net (c)	3,791	4,118	18,501	10,285
Interest income	101	63	1,149	273
Interest expense	(9,584)	(10,244)	(26,929)	(31,722)
Other	78	19	226	52
Loss before income taxes	$(47,421)	$(133,571)	$(296,445)	$(374,397)

Depreciation, depletion, amortization and impairment
Contract drilling	$133,603	$115,652	$405,576	$357,153
Pressure pumping	51,274	44,587	141,329	141,557
Other operations	9,534	1,856	19,826	8,393
Corporate	2,231	1,369	5,456	4,106
Total depreciation, depletion, amortization and impairment	$196,642	$163,464	$572,187	$511,209

Capital expenditures
Contract drilling	$106,879	$17,551	$222,426	$46,001
Pressure pumping	27,230	8,330	85,423	27,662
Other operations	8,647	2,401	21,016	5,621
Corporate	305	395	986	1,227
Total capital expenditures	$143,061	$28,677	$329,851	$80,511

	September 30,	December 31,
	2017	2016
Identifiable assets:
Contract drilling	$3,950,748	$3,032,819
Pressure pumping	1,227,384	653,630
Other operations	166,900	48,885
Corporate (d)	127,943	36,957
Total assets	$5,472,975	$3,772,291

(a)

Other operations includes the Company’s oilfield rental tools business, pipe handling components and related technology business, the oil and natural gas working interests and the Middle East/North Africa activities.

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

(d)	Corporate assets primarily include cash on hand and certain property and equipment.

7. Goodwill and Intangible Assets

Goodwill — Goodwill by operating segment as of September 30, 2017 and changes for the nine months then ended are as follows (in thousands):

	Contract	Pressure
	Drilling	Pumping	Total
Balance at beginning of period	$86,234	$—	$86,234
Goodwill acquired	300,819	137,647	438,466
Balance at end of period	$387,053	$137,647	$524,700

There were no accumulated impairment losses related to goodwill as of September 30, 2017 or December 31, 2016.

Goodwill is evaluated at least annually as of December 31, or when circumstances require, to determine if the fair value of recorded goodwill has decreased below its carrying value.  For impairment testing purposes, goodwill is evaluated at the reporting unit level.  The Company’s reporting units for impairment testing are its operating segments.  The Company determines whether it is more likely than not that the fair value of a reporting unit is less than its carrying value after considering qualitative, market and other factors, and if this is the case, any necessary goodwill impairment is determined using a quantitative impairment test.  From time to time, the Company may perform quantitative testing for goodwill impairment in lieu of performing the qualitative assessment.  If the resulting fair value of goodwill is less than the carrying value of goodwill, an impairment loss would be recognized for the amount of the shortfall.

Intangible Assets — The following table presents the gross carrying amount and accumulated amortization of the intangible assets as of September 30, 2017 and December 31, 2016 (in thousands):

	September 30, 2017			December 31, 2016
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Customer relationships	$25,500	$(25,500)	$—	$25,500	$(22,768)	$2,732
Favorable drilling contracts	22,500	(13,518)	8,982	—	—	—
	$48,000	$(39,018)	$8,982	$25,500	$(22,768)	$2,732

Amortization expense on intangible assets of approximately $6.6 million and $911,000 was recorded in the three months ended September 30, 2017 and 2016, respectively, and amortization expense on intangible assets of approximately $16.3 million and $2.7 million was recorded in the nine months ended September 30, 2017 and 2016, respectively.

8. Accrued Expenses

Accrued expenses consisted of the following at September 30, 2017 and December 31, 2016 (in thousands):

	September 30,	December 31,
	2017	2016
Salaries, wages, payroll taxes and benefits	$56,777	$21,138
Workers' compensation liability	82,509	67,775
Property, sales, use and other taxes	29,382	6,766
Insurance, other than workers' compensation	10,881	9,566
Accrued interest payable	14,091	6,740
Accrued merger and integration	20,538	—
Other	31,648	27,163
Total	$245,826	$139,148

9. Long Term Debt

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

On July 8, 2016, the Company entered into Amendment No. 2 to Credit Agreement (“Amendment No. 2”), which amended the Base Credit Agreement to, among other things, make borrowing under the revolving credit facility subject to a borrowing base calculated by reference to the Company’s and certain of its subsidiaries’ eligible equipment, inventory, accounts receivable and unencumbered cash as described in Amendment No. 2.  The revolving credit facility contains a letter of credit facility that is limited to $50 million and a swing line facility that is limited to $20 million, in each case outstanding at any time. The maturity date under the Base Credit Agreement was September 27, 2017 for the revolving facility; however, Amendment No. 2 extended the maturity date of $357.9 million in revolving credit commitments of certain lenders to March 27, 2019.  On January 17, 2017, the Company entered into Amendment No. 3 to Credit Agreement, which amended the Credit Agreement by restating the definition of Consolidated EBITDA to provide for the add-back of transaction expenses related to the SSE merger.  On January 24, 2017, the Company entered into an agreement with certain lenders under its revolving credit facility to increase the aggregate commitments under its revolving credit facility to approximately $595.8 million, subject to the satisfaction of certain conditions.  The aggregate commitment increase became effective on April 20, 2017 upon the consummation of the SSE merger and the repayment and termination of the SSE credit facility. On April 20, 2017, the Company entered into Amendment No. 4 to Credit Agreement which permitted outstanding letters of credit under the SSE credit facility to be deemed to be incurred under the Company’s credit facility and increased the amount of the accordion feature of the Company’s revolving credit facility to permit aggregate commitments to be increased to an amount not to exceed $700 million (subject to satisfaction of certain conditions and the procurement of additional commitments from new or existing lenders). On April 20, 2017, the Company also entered into an additional commitment increase agreement with certain of its lenders pursuant to which total commitments available under the Company’s revolving credit facility (after giving effect to both commitment increases) increased to $632 million through September 2017 and to $490 million through March 2019. On October 27, 2017, the Company entered into an additional commitment increase agreement with certain of its lenders pursuant to which total commitments available under the Company’s revolving credit facility increased to $500 million through March 2019.

Loans under the Credit Agreement bear interest by reference, at the Company’s election, to the LIBOR rate or base rate, provided, that swing line loans bear interest by reference only to the base rate. Until September 27, 2017, the applicable margin on LIBOR rate loans varied from 2.75% to 3.25% and the applicable margin on base rate loans varied from 1.75% to 2.25%, in each case determined based upon the Company’s debt to capitalization ratio. Based on the Company’s debt to capitalization ratio at March 31, 2017, the applicable margin on LIBOR loans was 2.75% and the applicable margin on base rate loans was 1.75% as of July 1, 2017.  Beginning September 27, 2017, the applicable margin on LIBOR rate loans varies from 3.25% to 3.75% and the applicable margin on base rate loans varies from 2.25% to 2.75%, in each case determined based on the Company’s excess availability under the revolving credit facility.  As of September 30, 2017, the applicable margin on LIBOR rate loans was 3.25% and the applicable margin on base rate loans was 2.25%.  A letter of credit fee is payable by the Company equal to the applicable margin for LIBOR rate loans times the daily amount available to be drawn under outstanding letters of credit. The commitment fee rate payable to the lenders for the unused portion of the revolving credit facility is 0.50%.

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

The Credit Agreement requires compliance with two financial covenants. The Company must not permit its debt to capitalization ratio to exceed 40%. The Credit Agreement generally defines the debt to capitalization ratio as the ratio of (a) total borrowed money indebtedness to (b) the sum of such indebtedness plus consolidated net worth, with consolidated net worth determined as of the last day of the most recently ended fiscal quarter. The Company also must not permit its interest coverage ratio as of the last day of a fiscal quarter to be less than 3.00 to 1.00. The Credit Agreement generally defines the interest coverage ratio as the ratio of earnings before interest, taxes, depreciation and amortization (“EBITDA”) of the four prior fiscal quarters to interest charges for the same period. The Company was in compliance with these covenants at September 30, 2017.

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

As of September 30, 2017, the Company had $144 million outstanding under the revolving credit facility at a weighted average interest rate of 4.83%.  The Company had $4.6 million in letters of credit outstanding at September 30, 2017 and, as a result, had available borrowing capacity of $342 million at that date.

2015 Reimbursement Agreement — On March 16, 2015, the Company entered into a Reimbursement Agreement (the “Reimbursement Agreement”) with The Bank of Nova Scotia (“Scotiabank”), pursuant to which the Company may from time to time request that Scotiabank issue an unspecified amount of letters of credit.  As of September 30, 2017, the Company had $54.9 million in letters of credit outstanding under the Reimbursement Agreement.

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

The respective note purchase agreements require compliance with two financial covenants. The Company must not permit its debt to capitalization ratio to exceed 50% at any time. The note purchase agreements generally define the debt to capitalization ratio as the ratio of (a) total borrowed money indebtedness to (b) the sum of such indebtedness plus consolidated net worth, with consolidated net worth determined as of the last day of the most recently ended fiscal quarter. The Company also must not permit its interest coverage ratio as of the last day of a fiscal quarter to be less than 2.50 to 1.00. The note purchase agreements generally define the interest coverage ratio as the ratio of EBITDA for the four prior fiscal quarters to interest charges for the same period. The Company was in compliance with these covenants at September 30, 2017.

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

Debt issuance costs are deferred and recognized as interest expense over the term of the underlying debt.  Interest expense related to the amortization of debt issuance costs was approximately $710,000 and $2.0 million for the three months ended September 30, 2017 and 2016, respectively, and $2.0 million and $3.5 million for the nine months ended September 30, 2017 and 2016, respectively.  Amortization of debt issuance costs for the three and nine months ended September 30, 2016 includes $1.4 million of costs related to the early termination of term loan agreements.

Presented below is a schedule of the principal repayment requirements of long-term debt as of September 30, 2017 (in thousands):

Year ending December 31,
2017	$—
2018	—
2019	144,000
2020	300,000
2021	—
Thereafter	300,000
Total	$744,000

10. Commitments and Contingencies

As of September 30, 2017, the Company maintained letters of credit in the aggregate amount of $59.5 million primarily for the benefit of various insurance companies as collateral for retrospective premiums and retained losses which could become payable under the terms of the underlying insurance contracts. These letters of credit expire annually at various times during the year and are typically renewed. As of September 30, 2017, no amounts had been drawn under the letters of credit.

As of September 30, 2017, the Company had commitments to purchase major equipment and make investments totaling approximately $191 million for its drilling, pressure pumping and oilfield rental tools businesses.

The Company’s pressure pumping business has entered into agreements to purchase minimum quantities of proppants and chemicals from certain vendors. These agreements expire in 2017, 2018, 2021 and 2041. As of September 30, 2017, the remaining obligation under these agreements was approximately $86.9 million, of which approximately $345,000 and $9.5 million relates to purchases required during the remainder of 2017 and 2018, respectively. In the event the required minimum quantities are not purchased during certain periods, the Company could be required to make a liquidated damages payment to the respective vendor for any shortfall.

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

Cash Dividends — The Company paid cash dividends during the nine months ended September 30, 2017 and 2016 as follows:

2017:	Per Share	Total
		(in thousands)
Paid on March 22, 2017	$0.02	$3,326
Paid on June 22, 2017	0.02	4,269
Paid on September 21, 2017	0.02	4,271
Total cash dividends	$0.06	$11,866

2016:	Per Share	Total
		(in thousands)
Paid on March 24, 2016	$0.10	$14,712
Paid on June 23, 2016	0.02	2,953
Paid on September 22, 2016	0.02	2,953
Total cash dividends	$0.14	$20,618

On October 25, 2017, the Company’s Board of Directors approved a cash dividend on its common stock in the amount of $0.02 per share to be paid on December 21, 2017 to holders of record as of December 7, 2017. The amount and timing of all future dividend payments, if any, are subject to the discretion of the Board of Directors and will depend upon business conditions, results of operations, financial condition, terms of the Company’s debt agreements and other factors.

On September 6, 2013, the Company’s Board of Directors approved a stock buyback program that authorizes purchase of up to $200 million of the Company’s common stock in open market or privately negotiated transactions. As of September 30, 2017, the Company had remaining authorization to purchase approximately $187 million of the Company’s outstanding common stock under the stock buyback program. Shares purchased under a buyback program are accounted for as treasury stock.

During the nine months ended September 30, 2017, the Company withheld 369,862 shares with respect to employees’ tax withholding obligations upon vesting of restricted shares and 7,989 shares with respect to the exercise of a stock option.  These shares were acquired at fair market value pursuant to the terms of the 2014 Plan.

Treasury stock acquisitions during the nine months ended September 30, 2017 were as follows (dollars in thousands):

	Shares	Cost
Treasury shares at beginning of period	43,392,617	$911,094
Purchases pursuant to stock buyback program	5,503	109
Acquisitions pursuant to long-term incentive plan	377,851	6,923
Treasury shares at end of period	43,775,971	$918,126

On April 20, 2017, pursuant to the merger agreement, the Company acquired all of the issued and outstanding shares of common stock of SSE, in exchange for approximately 46.3 million shares of common stock of the Company.

On October 11, 2017, the Company acquired all of the issued and outstanding limited liability company interests of MS Directional for $75 million in cash and approximately 8.8 million shares of the Company’s common stock.

12. Income Taxes

The Company’s effective income tax rate for the three months ended September 30, 2017 was 28.8%, compared with 37.0% for the three months ended September 30, 2016.  For the nine months ended September 30, 2017, the effective income tax rate was 36.1%, compared to 35.8% for the nine months ended September 30, 2016.  The effective income tax rate fluctuates from the U.S. statutory tax rate based on, among other factors, changes in pretax income in countries with varying statutory tax rates, impact of state and local taxes, and other differences related to the recognition of income and expense between U.S. GAAP and tax.

Compared with the third quarter of 2016, the lower effective tax rate for the third quarter of 2017 was primarily related to the impact of share-based payment transactions and non-deductible transaction costs associated with the SSE merger, as well as true-up adjustments of U.S. taxes for tax return filings during the third quarter of 2017.

13. Fair Values of Financial Instruments

The carrying values of cash and cash equivalents, trade receivables and accounts payable approximate fair value due to the short-term maturity of these items. These fair value estimates are considered Level 1 fair value estimates in the fair value hierarchy of fair value accounting.

The estimated fair value of the Company’s outstanding debt balances as of September 30, 2017 and December 31, 2016 is set forth below (in thousands):

	September 30, 2017		December 31, 2016
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
4.97% Series A Senior Notes	$300,000	$305,440	$300,000	$283,534
4.27% Series B Senior Notes	300,000	296,172	300,000	263,194
Total debt	$600,000	$601,612	$600,000	$546,728

The fair values of the Series A Notes and Series B Notes at September 30, 2017 and December 31, 2016 are based on discounted cash flows associated with the respective notes using current market rates of interest at those respective dates.  For the Series A Notes, the current market rates used in measuring this fair value were 4.32% at September 30, 2017 and 6.65% at December 31, 2016.  For the Series B Notes, the current market rates used in measuring this fair value were 4.58% at September 30, 2017 and 7.02% at December 31, 2016. These fair value estimates are based on observable market inputs and are considered Level 2 fair value estimates in the fair value hierarchy of fair value accounting.

14. Recently Issued Accounting Standards

In May 2014, the Financial Accounting Standards Board (“FASB”) issued an accounting standards update to provide guidance on the recognition of revenue from customers.  Under this guidance, an entity will recognize revenue when it transfers promised goods or services to customers in an amount that reflects what it expects in exchange for the goods or services.  This guidance also requires more detailed disclosures to enable users of the financial statements to understand the nature, amount, timing and uncertainty, if any, of revenue and cash flows arising from contracts with customers.  The requirements in this update are effective during interim and annual periods beginning after December 15, 2017.  The Company has identified and reviewed revenue streams and is in the process of performing a detailed analysis of a subset of contracts representative of the revenue streams.  At this time, the Company expects to adopt this new revenue guidance utilizing the modified retrospective method of adoption in the first quarter of 2018.  The Company is currently evaluating the impact that the new revenue standard will have on its consolidated financial statements upon adoption.

In February 2016, the FASB issued an accounting standards update to provide guidance for the accounting for leasing transactions.  The standard requires the lessee to recognize a lease liability along with a right-of-use asset for all leases with a term longer than one year.  A lessee is permitted to make an accounting policy election by class of underlying asset to not recognize the lease liability and related right-of-use asset for leases with a term of one year or less.  The provisions of this standard also apply to situations where the Company is the lessor and will require the Company to separate lease components from non-lease components within a contract.  The requirements in this update are effective during interim and annual periods beginning after December 15, 2018. The Company previously disclosed its intention to adopt this standard at the same time as it adopts the new revenue standard discussed above; however, the Company now expects to adopt this new guidance in the first quarter of 2019.  The Company is currently evaluating the impact that this new guidance will have on its consolidated financial statements.

In November 2015, the FASB issued an accounting standards update to provide guidance for the presentation of deferred tax liabilities and assets.  Under this guidance, for a particular tax-paying component of an entity and within a particular tax jurisdiction, all deferred tax liabilities and assets, as well as any related valuation allowance, shall be offset and presented as a single noncurrent amount. This guidance became effective for the Company during the three months ended March 31, 2017. The adoption of this update was applied retrospectively, resulting in the reclassification of $36.4 million from current deferred tax assets as of December 31, 2016.  Of this amount, $4.1 million was reclassified to long-term deferred tax assets and $32.3 million was reclassified to long-term deferred tax liabilities.

In March 2016, the FASB issued an accounting standards update to provide guidance for the accounting for share-based payment transactions, including the related income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows.  This guidance became effective for the Company during the three months ended March 31, 2017.  The Company believes this guidance has caused and will continue to cause volatility in its effective tax rates and diluted earnings per share due to the tax effects related to share-based payments being recorded in the statement of operations.  The volatility in future periods will depend on the Company’s stock price and the number of shares that vest in the case of restricted stock, restricted stock units and performance stock units, or the number of shares that are exercised in the case of stock options.

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

In January 2017, the FASB issued an accounting standards update to eliminate Step 2 from the goodwill impairment test.  An entity will now perform its annual or interim goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount.  An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value, but the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit.  The requirements in this update are effective during interim and annual periods in fiscal years beginning after December 15, 2019.  Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates on or after January 1, 2017.  The Company adopted this update in 2017, which did not have a material impact on the Company’s consolidated financial statements.

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

On April 20, 2017, we completed our previously announced merger with Seventy Seven Energy Inc. (“SSE”), pursuant to which a subsidiary of ours was merged with and into SSE, with SSE continuing as the surviving entity and one of our wholly owned subsidiaries (the “SSE merger”).  On October 11, 2017, we completed our acquisition of Multi-Shot, LLC (“MS Directional”).  These forward-looking statements include, without limitation, our expectations with respect to:

•	synergies, costs and other anticipated financial impacts of the SSE merger and the MS Directional acquisition;

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

Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to have been correct. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from actual future results expressed or implied by the forward-looking statements.  These risks and uncertainties also include those set forth under “Risk Factors,” in Item 1A of Part II of this Report, as well, as among others, risks and uncertainties relating to:

•	the diversion of management time on merger-related issues;
•	the ultimate timing, outcome and results of integrating our operations with those of SSE and MS Directional;
•	the effects of our business combination with SSE and MS Directional acquisition, including the combined company’s future financial condition, results of operations, strategy and plans;
•	potential adverse reactions or changes to business relationships resulting from the SSE merger and MS Directional acquisition;
•	expected benefits from the SSE merger and MS Directional acquisition and our ability to realize those benefits;
•	the results of merger-related litigation, settlements and investigations;
•	availability of capital and the ability to repay indebtedness when due;
•	volatility in customer spending and in oil and natural gas prices that could adversely affect demand for our services and their associated effect on rates;
•	loss of key customers;
•	utilization, margins and planned capital expenditures;
•	interest rate volatility;
•	compliance with covenants under our debt agreements;
•	excess availability of land drilling rigs and pressure pumping equipment, including as a result of reactivation or construction;
•	equipment specialization and new technologies;
•	operating hazards attendant to the oil and natural gas business;
•	failure by customers to pay or satisfy their contractual obligations (particularly with respect to fixed-term contracts);
•	difficulty in building and deploying new equipment;

•	expansion and development trends of the oil and natural gas industry;
•	weather;
•	shortages, delays in delivery, and interruptions in supply, of equipment and materials;
•	the ability to retain management and field personnel;
•	the ability to effectively identify and enter new markets;
•	the ability to realize backlog;
•	strength and financial resources of competitors;
•	environmental risks and ability to satisfy future environmental costs;
•	global economic conditions;
•	adverse oil and natural gas industry conditions;
•	adverse credit and equity market conditions;
•	operating costs;
•	competition and demand for our services;
•	liabilities from operations for which we do not have and receive full indemnification or insurance;
•	governmental regulation;
•	ability to obtain insurance coverage on commercially reasonable terms;
•	financial flexibility;
•	legal proceedings; and
•	other financial, operational and legal risks and uncertainties detailed from time to time in our filings with the U.S. Securities and Exchange Commission (the “SEC”).

We caution that the foregoing list of factors is not exhaustive.  Additional information concerning these and other risk factors is contained in our Annual Report on Form 10-K for the year ended December 31, 2016, our Quarterly Reports on Form 10-Q for the three months ended March 31, 2017 and June 30, 2017 and other SEC filings. You are cautioned not to place undue reliance on any of our forward-looking statements. The forward-looking statements speak only as of the date made and, other than as required by law, we undertake no obligation to update publicly or revise any of these forward-looking statements, whether as a result of new information, future events or otherwise.  In the event that we update any forward-looking statement, no inference should be made that we will make additional updates with respect to that statement, related matters or any other forward-looking statements.  All subsequent written and oral forward-looking statements concerning us or other matters and attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements above.

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Recent Developments — On October 11, 2017, we acquired all of the issued and outstanding limited liability company interests of Multi-Shot, LLC (“MS Directional”). The aggregate consideration paid by us to the sellers consisted of $75 million in cash and 8,798,391 shares of our common stock.  The purchase price is subject to customary post-closing adjustments relating to cash, net working capital and indebtedness of MS Directional as of the closing.  Based on the closing price of our common stock on the closing date of the transaction, the total fair value of the consideration transferred to effect the acquisition of MS Directional was approximately $262 million.

MS Directional is a leading directional drilling services company in the United States, with operations in most major producing onshore oil and gas basins.  MS Directional provides a comprehensive suite of directional drilling services, including directional drilling, downhole performance motors, directional surveying, measurement while drilling, and wireline steering tools.

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

Through the SSE merger, we have acquired a fleet of 91 drilling rigs, 36 of which we consider to be APEX® class rigs. Additionally, through the SSE merger, we have acquired approximately 500,000 horsepower of modern, efficient fracturing equipment located in Oklahoma and Texas.  The oilfield rentals business acquired through the SSE merger has a modern, well-maintained fleet of premium oilfield rental tools, and provides specialized services for land-based oil and natural gas drilling, completion and workover activities.  Operational data in the discussion and analysis below includes the results of operations of the SSE business since April 20, 2017.

On January 27, 2017, we completed an offering of 18.2 million shares of our common stock and raised net proceeds of $472 million. We used the net proceeds of the offering to repay SSE’s outstanding indebtedness of approximately $472 million.

On January 24, 2017, we entered into an agreement with certain lenders under our revolving credit facility to increase the aggregate commitments under our revolving credit facility to approximately $595.8 million, subject to the satisfaction of certain conditions.  The aggregate commitment increase became effective on April 20, 2017 upon the consummation of the SSE merger and the repayment and termination of the SSE credit facility. On April 20, 2017, we entered into Amendment No. 4 to Credit Agreement which permitted outstanding letters of credit under the SSE credit facility to be deemed to be incurred under our credit facility and increased the amount of the accordion feature of our revolving credit facility to permit aggregate commitments to be increased to an amount not to exceed $700 million (subject to satisfaction of certain conditions and the procurement of additional commitments from new or existing lenders).  On April 20, 2017, we also entered into an additional commitment increase agreement with certain of our lenders pursuant to which total commitments available under our revolving credit facility (after giving effect to both commitment increases) increased to $632 million through September 2017 and to $490 million through March 2019.  On October 27, 2017, we entered into an additional commitment increase agreement with certain of our lenders pursuant to which total commitments available under our revolving credit facility increased to $500 million through March 2019.

The closing price of oil was as high as $107.95 per barrel in June 2014.  Prices began to fall in the third quarter of 2014 and reached a twelve-year low of $26.19 in February 2016.  Oil and natural gas prices have recovered substantially from the lows experienced in the first quarter of 2016.  During the fourth quarter of 2016, the Organization of Petroleum Exporting Countries (“OPEC”) and certain non-OPEC countries, including Russia, announced an agreement to cut oil production, resulting in an increase in oil prices.  Oil prices averaged $48.14 per barrel in the third quarter of 2017.

Our rig count declined significantly during the industry downturn that began in late 2014, but had improved on a monthly basis from May 2016 to June 2017.  For the third quarter of 2017, our average rig count improved to 161 rigs, which was an increase from an average of 146 rigs in the second quarter of 2017, where the second quarter rig count did not include the full quarter contribution from the rigs acquired in the SSE merger.  Term contracts have supported our operating rig count during the last three years.  Based on contracts currently in place, we expect an average of 87 rigs operating under term contracts during the fourth quarter of 2017 and an average of 53 rigs operating under term contracts during the twelve months ending September 30, 2018.

Activity levels in our pressure pumping business have also improved.  Looking forward, we expect to see further increases in activity across the industry, especially in the Permian Basin.  We reactivated two frac spreads during the third quarter, and we plan to reactivate one additional frac spread during the fourth quarter.  With the addition of these three frac spreads, we expect to exit 2017 with 23 active frac spreads or approximately 1.25 million hydraulic fracturing horsepower active.

Management Overview — We are a Houston, Texas-based oilfield services company that primarily owns and operates in the United States one of the largest fleets of land-based drilling rigs and a large fleet of pressure pumping equipment.  Our contract drilling business operates in the continental United States and western Canada, and we are pursuing contract drilling opportunities outside of North America.  Our pressure pumping business operates primarily in Texas and the Mid-Continent and Appalachian regions.  In addition, we have other operations where we provide oilfield rental tools, and we also manufacture and sell pipe handling components and related technology to drilling contractors in North America and other select markets.  In addition, we own and invest, as a non-operating working interest owner, in oil and natural gas assets that are primarily located in Texas and New Mexico.

On October 11, 2017, we acquired MS Directional, a leading directional drilling services company in the United States, with operations in most major producing onshore oil and gas basins.  MS Directional provides a comprehensive suite of directional drilling services, including directional drilling, downhole performance motors, directional surveying, measurement-while-drilling, and wireline steering tools.  We expect to report the financial results of this business as a separate segment beginning with the fourth quarter of 2017.

Contract Drilling

Contract drilling operations accounted for 44.0% of our consolidated third quarter 2017 revenues, and increased 143.9% over the comparable 2016 period.  We have addressed our customers’ needs for drilling horizontal wells in shale and other unconventional resource plays by expanding our areas of operation and improving the capabilities of our drilling fleet during the last several years.  As of September 30, 2017, our rig fleet included 198 APEX® class rigs. We expect to add one new APEX® rig to our fleet during the fourth quarter of 2017. Four of the previously announced seven APEX-XK® upgrades have been delivered and the remaining three rigs are under contract.  We also have contracts to upgrade two additional rigs to APEX PK™ rigs, with a box-on-box substructure and integrated walking system for enhanced performance on multi-well pads, both of which are expected to be delivered in the first half of 2018.

We maintain a backlog of commitments for contract drilling revenues under term contracts, which we define as contracts with a fixed term of six months or more. Our contract drilling backlog as of September 30, 2017 was approximately $471 million. Approximately 17% of the total September 30, 2017 backlog is reasonably expected to remain at September 30, 2018.  We generally calculate our backlog by multiplying the dayrate under our term drilling contracts by the number of days remaining under the contract.  The calculation does not include any revenues related to other fees such as for mobilization, demobilization and customer reimbursables, nor does it include potential reductions in rates for unscheduled standby or during periods in which the rig is moving or incurring maintenance and repair time in excess of what is permitted under the drilling contract.  In addition, our term drilling contracts are generally subject to termination by the customer on short notice and provide for an early termination payment to us in the event the contract is terminated by the customer.  For contracts on which we have received an early termination notice, our backlog calculation includes the early termination rate, instead of the dayrate, for the period over which we expect to receive the lower rate.

Pressure Pumping

Pressure pumping operations accounted for 52.9% of our consolidated third quarter 2017 revenues and increased 363.7% over the comparable 2016 period.  As of September 30, 2017, we had approximately 1.6 million hydraulic horsepower in our pressure pumping fleet (approximately 1.5 million of which was hydraulic fracturing horsepower). We have increased the horsepower of our pressure pumping fleet by more than thirteen-fold since the beginning of 2009. In recent years, the industry-wide addition of new pressure pumping equipment to the marketplace and lower oil and natural gas prices led to an excess supply of pressure pumping equipment in North America, provided, however, we believe that increased pressure pumping activity in recent months has led to a modest undersupply of pressure pumping equipment in the U.S. onshore market.

Other Operations

Other operations revenue accounted for 3.1% of our consolidated third quarter 2017 revenues and increased 388.7% over the comparable 2016 period.

For the three and nine months ended September 30, 2017 and 2016, our operating revenues consisted of the following (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2017		2016		2017		2016
Contract drilling	$301,614	44.0%	$123,684	60.0%	$730,453	46.5%	$407,578	60.9%
Pressure pumping	362,441	52.9%	78,165	37.9%	793,659	50.6%	248,428	37.2%
Other operations	20,934	3.1%	4,284	2.1%	45,238	2.9%	12,973	1.9%
	$684,989	100.0%	$206,133	100.0%	$1,569,350	100.0%	$668,979	100.0%

Generally, the profitability of our business has been impacted most by two primary factors in our contract drilling segment: our average number of rigs operating and our average revenue per operating day.  During the third quarter of 2017, our average number of rigs operating was 161, compared to 61 in the third quarter of 2016. Our average revenue per operating day was $20,320 in the third quarter of 2017, compared to $21,870 in the third quarter of 2016.  The profitability of our pressure pumping segment has been impacted most by our number of fracturing jobs and our average revenue per fracturing job.  We completed 174 fracturing jobs during the third quarter of 2017, compared to 84 fracturing jobs during the third quarter of 2016.  Our average revenue per fracturing job was $2.044 million in the third quarter of 2017 and $906,420 in the third quarter of 2016.  Our margin from contract drilling improved by $65.5 million and our margin from pressure pumping improved by $71.2 million, compared to the third quarter of 2016.  These improvements in margin were partially offset by an increase in depreciation, depletion, amortization and impairment expenses of $33.2 million, an increase of selling, general and administrative expenses of $10.9 million and merger and integration expenses of $9.4 million.  Our consolidated net loss for the third quarter of 2017 was $33.8 million, compared to a consolidated net loss of $84.1 million for the third quarter of 2016.

Our revenues, profitability and cash flows are highly dependent upon prevailing prices for oil and natural gas. During periods of improved commodity prices, the capital spending budgets of oil and natural gas operators tend to expand, which generally results in increased demand for our services. Conversely, in periods when these commodity prices deteriorate, the demand for our services generally weakens, and we experience downward pressure on pricing for our services.  While we have seen recent stability, there continues to be uncertainty with respect to the global economic environment, and oil and natural gas prices and our average number of rigs operating remain significantly below levels in 2014.

We are also highly impacted by operational risks, competition, the availability of excess equipment, labor issues, weather, the availability of product in our pressure pumping business, third party provider delays and various other factors that could materially adversely affect our business, financial condition, cash flows and results of operations. Please see “Risk Factors” included in Part II of this Report, in Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, and in Part II of our Quarterly Reports on Form 10-Q for the three months ended March 31, 2017 and June 30, 2017.

Our liquidity as of September 30, 2017 included approximately $129 million in working capital, including $37.8 million of cash and cash equivalents, and $342 million available under our revolving credit facility.  As of September 30, 2017, we had debt of $144 million and $4.6 million of letters of credit outstanding under our revolving credit facility.

On April 20, 2017, we entered into Amendment No. 4 to the Credit Agreement which permitted outstanding letters of credit under the SSE credit facility to be deemed to be incurred under our credit facility and increased the amount of the accordion feature of our revolving credit facility to permit aggregate commitments to be increased to an amount not to exceed $700 million (subject to satisfaction of certain conditions and the procurement of additional commitments from new or existing lenders).  On April 20, 2017, we also entered into an agreement with certain of our lenders pursuant to which total commitments available under our revolving credit facility are $490 million through March 2019. On October 27, 2017, we entered into a commitment increase agreement with certain of our lenders pursuant to which total commitments available under our revolving credit facility increased to $500 million through March 2019.

We believe our current liquidity, together with cash expected to be generated from operations, should provide us with sufficient ability to fund our current plans to maintain and make improvements to our existing equipment, service our debt, pay cash dividends and finance working capital requirements during a recovery.  If under current market conditions we desire to pursue opportunities for growth that require additional capital, there can be no assurance that such capital will be available on reasonable terms, if at all.

Commitments and Contingencies — As of September 30, 2017, we maintained letters of credit in the aggregate amount of $59.5 million primarily for the benefit of various insurance companies as collateral for retained losses which could become payable under the terms of the underlying insurance contracts. These letters of credit expire annually at various times during the year and are typically renewed. As of September 30, 2017, no amounts had been drawn under the letters of credit.

As of September 30, 2017, we had commitments to purchase major equipment and make investments totaling approximately $191 million for our drilling, pressure pumping and oilfield rental tools businesses.

Our pressure pumping business has entered into agreements to purchase minimum quantities of proppants and chemicals from certain vendors. These agreements expire in 2017, 2018, 2021 and 2041. As of September 30, 2017, the remaining obligation under these agreements was approximately $86.9 million, of which approximately $345,000 and $9.5 million relates to purchases required during the remainder of 2017 and 2018, respectively. In the event the required minimum quantities are not purchased during certain periods, we could be required to make a liquidated damages payment to the respective vendor for any shortfall.

Trading and Investing — We have not engaged in trading activities that include high-risk securities, such as derivatives and non-exchange traded contracts. We invest cash primarily in highly liquid, short-term investments such as overnight deposits and money market accounts.

Description of Business — We are a Houston, Texas-based oilfield services company that primarily owns and operates in the United States one of the largest fleets of land-based drilling rigs and a large fleet of pressure pumping equipment.  Our contract drilling business operates in the continental United States and western Canada, and we are pursuing contract drilling opportunities outside of North America.  Our pressure pumping business operates primarily in Texas and the Mid-Continent and Appalachian regions.  In addition, we have other operations where we provide oilfield rental tools, and we also manufacture and sell pipe handling components and related technology to drilling contractors in North America and other select markets.  In addition, we own and invest, as a non-operating working interest owner, in oil and natural gas assets that are primarily located in Texas and New Mexico.

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

Unconventional resource plays have substantially increased and some drilling rigs are not capable of drilling these wells efficiently. Accordingly, the utilization of some older technology drilling rigs has been hampered by their lack of capability to efficiently compete for this work. Four of the previously announced seven of APEX-XK® upgrades have been delivered and the remaining three rigs are under contract.  Additionally, we also plan to upgrade two additional rigs to APEX PK™ with a box-on-box substructure and integrated walking system for enhanced performance on multi-well pads, both of which are under contract and are expected to be delivered in the first half of 2018.  Other ongoing factors which could continue to adversely affect utilization rates and pricing, even in an environment of high oil and natural gas prices and increased drilling activity, include:

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

We evaluate the recoverability of our long-lived assets whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable (a “triggering event”).  Based on recent commodity prices, our results of operations for the three month period ended September 30, 2017, and our expectations of results of operations in future periods, we concluded that no triggering event occurred during the three months ended September 30, 2017 with respect to our contract drilling segment, our pressure pumping segment or our other operations, except for oil and natural gas properties, which are discussed in the following paragraph.  Our expectations of results of operations in future periods were based on the assumption that activity levels in both segments and our other operations will remain relatively stable in response to relatively stable oil prices.

We review our proved oil and natural gas properties for impairment whenever a triggering event occurs, such as downward revisions in reserve estimates or decreases in expected future oil and natural gas prices.  Proved properties are grouped by field and undiscounted cash flow estimates are prepared based on our expectation of future pricing over the lives of the respective fields.  These cash flow estimates are reviewed by an independent petroleum engineer.  If the net book value of a field exceeds its undiscounted cash flow estimate, impairment expense is measured and recognized as the difference between net book value and fair value.  Impairment expense related to proved and unproved oil and natural gas properties totaled $1.3 million in the third quarter of 2017 and $3.5 million in the nine months ended September 30, 2017 and is included in depreciation, depletion, amortization and impairment in the condensed consolidated statements of operations.

Liquidity and Capital Resources

Our liquidity as of September 30, 2017 included approximately $129 million in working capital, including $37.8 million of cash and cash equivalents, and $342 million available under our revolving credit facility.  As of October 30, 2017, under our revolving credit facility we had $240 million outstanding, had $4.6 million of letters of credit outstanding, and had borrowing capacity of $255 million.

On April 20, 2017, we entered into Amendment No. 4 to Credit Agreement which permitted outstanding letters of credit under the SSE credit facility to be deemed to be incurred under our credit facility and increased the amount of the accordion feature of our revolving credit facility to permit aggregate commitments to be increased to an amount not to exceed $700 million (subject to satisfaction of certain conditions and the procurement of additional commitments from new or existing lenders).  On April 20, 2017, we also entered into an agreement with certain of our lenders pursuant to which total commitments available under our revolving credit facility were $490 million through March 2019. On October 27, 2017, we entered into an additional commitment increase agreement with certain of our lenders pursuant to which total commitments available under our revolving credit facility increased to $500 million through March 2019.

On January 27, 2017, we completed an offering of 18.2 million shares of our common stock and raised net proceeds of $472 million.  We used the net proceeds of the offering to repay of SSE’s outstanding indebtedness of approximately $472 million.

On October 11, 2017, we acquired all of the issued and outstanding limited liability company interests of MS Directional for $75 million in cash and approximately 8.8 million shares of our common stock.

We believe our current liquidity, together with cash expected to be generated from operations, should provide us with sufficient ability to fund our current plans to maintain and make improvements to our existing equipment, service our debt, pay cash dividends and finance working capital requirements during a recovery.  If under current market conditions we desire to pursue opportunities for growth that require additional capital, there can be no assurance that such capital will be available on reasonable terms, if at all.

During the nine months ended September 30, 2017, our sources of cash flow included:

•	$131 million from operating activities,
•	$39.7 million in proceeds from the disposal of property and equipment,
•	$144 million in net borrowings under our revolving credit facility, and
•	$472 million from net proceeds from common stock issuance.

During the nine months ended September 30, 2017, we used $434 million for the acquisition of SSE, $11.9 million to pay dividends on our common stock, $6.8 million for treasury stock and $330 million:

•	to make capital expenditures for the acquisition, betterment and refurbishment of drilling rigs and pressure pumping equipment,
•	to acquire and procure equipment and facilities to support our drilling, pressure pumping, oilfield rental tools and manufacturing operations, and

•	to fund investments in oil and natural gas properties on a non-operating working interest basis.

We paid cash dividends during the nine months ended September 30, 2017 as follows:

	Per Share	Total
		(in thousands)
Paid on March 22, 2017	$0.02	$3,326
Paid on June 22, 2017	0.02	4,269
Paid on September 21, 2017	0.02	4,271
Total cash dividends	$0.06	$11,866

On October 25, 2017, our Board of Directors approved a cash dividend on our common stock in the amount of $0.02 per share to be paid on December 21, 2017 to holders of record as of December 7, 2017. The amount and timing of all future dividend payments, if any, are subject to the discretion of the Board of Directors and will depend upon business conditions, results of operations, financial condition, terms of our debt agreements and other factors.

On September 6, 2013, our Board of Directors approved a stock buyback program that authorizes purchase of up to $200 million of our common stock in open market or privately negotiated transactions. As of September 30, 2017, we had remaining authorization to purchase approximately $187 million of our outstanding common stock under the 2013 stock buyback program. Shares purchased under a buyback program are accounted for as treasury stock.

Treasury stock acquisitions during the nine months ended September 30, 2017 were as follows (dollars in thousands):

	Shares	Cost
Treasury shares at beginning of period	43,392,617	$911,094
Purchases pursuant to stock buyback program	5,503	109
Acquisitions pursuant to long-term incentive plan	377,851	6,923
Treasury shares at end of period	43,775,971	$918,126

2012 Credit Agreement — On September 27, 2012, we entered into a Credit Agreement (the “Base Credit Agreement”).  The Base Credit Agreement (as amended, the “Credit Agreement”) is a committed senior unsecured credit facility that includes a revolving credit facility.

On July 8, 2016, we entered into Amendment No. 2 to Credit Agreement (“Amendment No. 2”), which amended the Base Credit Agreement to, among other things, make borrowing under the revolving credit facility subject to a borrowing base calculated by reference to our and certain of our subsidiaries’ eligible equipment, inventory, accounts receivable and unencumbered cash as described in Amendment No. 2.  The revolving credit facility contains a letter of credit facility that is limited to $50 million and a swing line facility that is limited to $20 million, in each case outstanding at any time. The maturity date under the Base Credit Agreement was September 27, 2017 for the revolving facility; however, Amendment No. 2 extended the maturity date of $357.9 million in revolving credit commitments of certain lenders to March 27, 2019.  On January 17, 2017, we entered into Amendment No. 3 to Credit Agreement, which amended the Credit Agreement by restating the definition of Consolidated EBITDA to provide for the add-back of transaction expenses related to the SSE merger.  On January 24, 2017, we entered into an agreement with certain lenders under our revolving credit facility to increase the aggregate commitments under our revolving credit facility to approximately $595.8 million, subject to the satisfaction of certain conditions.  The aggregate commitment increase became effective on April 20, 2017 upon the consummation of the SSE merger and the repayment and termination of the SSE credit facility.  On April 20, 2017, we entered into Amendment No. 4 to Credit Agreement which permitted outstanding letters of credit under the SSE credit facility to be deemed to be incurred under our credit facility and increased the amount of the accordion feature of our revolving credit facility to permit aggregate commitments to be increased to an amount not to exceed $700 million (subject to satisfaction of certain conditions and the procurement of additional commitments from new or existing lenders).  On April 20, 2017, we also entered into an additional commitment increase agreement with certain of our lenders pursuant to which total commitments available under our revolving credit facility (after giving effect to both commitment increases) increased to $632 million through September 2017 and to $490 million through March 2019. On October 27, 2017, we entered into an additional commitment increase agreement with certain of our lenders pursuant to which total commitments available under our revolving credit facility increased to $500 million through March 2019.

Loans under the Credit Agreement bear interest by reference, at our election, to the LIBOR rate or base rate, provided, that swing line loans bear interest by reference only to the base rate.  Until September 27, 2017, the applicable margin on LIBOR rate loans varied from 2.75% to 3.25% and the applicable margin on base rate loans varied from 1.75% to 2.25%, in each case determined based upon our debt to capitalization ratio.  Based on our debt to capitalization ratio at March 31, 2017, the applicable margin on LIBOR loans was 2.75% and the applicable margin on base rate loans was 1.75% as of July 1, 2017.  Beginning September 27, 2017, the applicable margin on LIBOR rate loans varies from 3.25% to 3.75% and the applicable margin on base rate loans varies from 2.25% to 2.75%, in each case determined based on our excess availability under the revolving credit facility.  As of September 30, 2017, the applicable margin on LIBOR rate loans was 3.25% and the applicable margin on base rate loans was 2.25%.  A letter of credit fee is payable by us equal to the applicable margin for LIBOR rate loans times the daily amount available to be drawn under outstanding letters of credit.  The commitment fee rate payable to the lenders for the unused portion of the revolving credit facility is 0.50%.

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

The Credit Agreement requires compliance with two financial covenants.  We must not permit our debt to capitalization ratio to exceed 40%.  The Credit Agreement generally defines the debt to capitalization ratio as the ratio of (a) total borrowed money indebtedness to (b) the sum of such indebtedness plus consolidated net worth, with consolidated net worth determined as of the last day of the most recently ended fiscal quarter.  We also must not permit our interest coverage ratio as of the last day of a fiscal quarter to be less than 3.00 to 1.00.  The Credit Agreement generally defines the interest coverage ratio as the ratio of earnings before interest, taxes, depreciation and amortization (“EBITDA”) of the four prior fiscal quarters to interest charges for the same period.  We were in compliance with these covenants at September 30, 2017.

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

As of September 30, 2017, we had $144 million outstanding under our revolving credit facility at a weighted average interest rate of 4.83%.  We had $4.6 million in letters of credit outstanding at September 30, 2017 and, as a result, had available borrowing capacity of $342 million at that date.  As of October 30, 2017, under our revolving credit facility we had $240 million outstanding, had $4.6 million of letters of credit outstanding, and had borrowing capacity of $255 million.

2015 Reimbursement Agreement — On March 16, 2015, we entered into a Reimbursement Agreement (the “Reimbursement Agreement”) with The Bank of Nova Scotia (“Scotiabank”), pursuant to which we may from time to time request that Scotiabank issue an unspecified amount of letters of credit.  As of September 30, 2017, we had $54.9 million in letters of credit outstanding under the Reimbursement Agreement.

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

The respective note purchase agreements require compliance with two financial covenants. We must not permit our debt to capitalization ratio to exceed 50% at any time. The note purchase agreements generally define the debt to capitalization ratio as the ratio of (a) total borrowed money indebtedness to (b) the sum of such indebtedness plus consolidated net worth, with consolidated net worth determined as of the last day of the most recently ended fiscal quarter. We also must not permit our interest coverage ratio as of the last day of a fiscal quarter to be less than 2.50 to 1.00. The note purchase agreements generally define the interest coverage ratio as the ratio of EBITDA for the four prior fiscal quarters to interest charges for the same period. We were in compliance with these financial covenants as of September 30, 2017. We do not expect that the restrictions and covenants will impair, in any material respect, our ability to operate or react to opportunities that might arise.

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

Results of Operations

We changed our reporting segment presentation in the fourth quarter of 2016, as we no longer consider our oil and natural gas exploration and production activities to be significant to an understanding of our results.  We now present the oil and natural gas exploration and production activities, oilfield rental tool business, pipe handling components and related technology business and Middle East/North Africa activities as “Other” and “Corporate” reflects only corporate activities.  This change in segment presentation was applied retrospectively to all periods presented herein.

The following tables summarize operations by business segment for the three months ended September 30, 2017 and 2016:

Contract Drilling	2017	2016	% Change
	(dollars in thousands)
Revenues	$301,614	$123,684	143.9%
Direct operating costs	186,957	74,517	150.9%
Margin (1)	114,657	49,167	133.2%
Selling, general and administrative	1,451	1,301	11.5%
Depreciation, amortization and impairment	133,603	115,652	15.5%
Operating loss	$(20,397)	$(67,786)	(69.9)%
Operating days	14,841	5,655	162.4%
Average revenue per operating day	$20.32	$21.87	(7.1)%
Average direct operating costs per operating day	$12.60	$13.18	(4.4)%
Average margin per operating day (1)	$7.73	$8.69	(11.0)%
Average rigs operating	161	61	163.9%
Capital expenditures	$106,879	$17,551	509.0%

(1)

Margin is defined as revenues less direct operating costs and excludes depreciation, amortization and impairment and selling, general and administrative expenses. Average margin per operating day is defined as margin divided by operating days.

Revenues and direct operating costs increased due to an increase in operating days.  Operating days increased in the quarter primarily due to the recovery in the oil and natural gas industry and rigs acquired in the SSE merger.  Depreciation, amortization and impairment increased primarily due to the additional SSE assets.  Average revenue per operating day decreased during the three months ended September 30, 2017, as compared to the three months ended September 30, 2016, due to the expiration of higher priced, legacy long-term rig contracts.  Capital expenditures increased over the comparable 2016 quarter due to new rig purchases, upgrading rigs to super spec capability, higher maintenance capital expenditures and other general property and equipment upgrades.

Pressure Pumping	2017	2016	% Change
	(dollars in thousands)
Revenues	$362,441	$78,165	363.7%
Direct operating costs	290,315	77,221	276.0%
Margin (1)	72,126	944	NA
Selling, general and administrative	4,011	2,926	37.1%
Depreciation, amortization and impairment	51,274	44,587	15.0%
Operating income (loss)	$16,841	$(46,569)	(136.2)%
Fracturing jobs	174	84	107.1%
Other jobs	342	226	51.3%
Total jobs	516	310	66.5%
Average revenue per fracturing job	$2,043.61	$906.42	125.5%
Average revenue per other job	$20.04	$8.96	123.7%
Average revenue per total job	$702.41	$252.15	178.6%
Average direct operating costs per total job	$562.63	$249.10	125.9%
Average margin per total job (1)	$139.78	$3.05	NA
Margin as a percentage of revenues (1)	19.9%	1.2%	NA
Capital expenditures	$27,230	$8,330	226.9%

(1)

Margin is defined as revenues less direct operating costs and excludes depreciation, amortization and impairment and selling, general and administrative expenses. Average margin per total job is defined as margin divided by total jobs. Margin as a percentage of revenues is defined as margin divided by revenues.

Revenues and direct operating costs during the three months ended September 30, 2017 increased primarily due to an increase in the number and size of fracturing jobs due to the recovery in the oil and natural gas industry and the inclusion of pressure pumping operations acquired from SSE, as compared to the quarter ended September 30, 2016. Average revenue per job increased due to improved pricing and an increase in the size of the jobs.  Margin as a percentage of revenues improved due to improvements in pricing and economies of scale as activity levels increased.  The increase in capital expenditures was primarily due to investments to reactivate frac spreads and higher maintenance capital expenditures as a result of higher activity.

Other Operations	2017	2016	% Change
	(in thousands)
Revenues	$20,934	$4,284	388.7%
Direct operating costs	14,616	1,846	691.8%
Margin (1)	6,318	2,438	159.1%
Selling, general and administrative	3,300	354	832.2%
Depreciation, depletion and impairment	9,534	1,856	413.7%
Operating income (loss)	$(6,516)	$228	NA
Capital expenditures	$8,647	$2,401	260.1%

(1)	Margin is defined as revenues less direct operating costs and excludes depreciation, depletion and impairment and selling, general and administrative expenses.

Revenues, direct operating costs, selling, general and administrative expense and depreciation expense from other operations increased primarily as a result of the inclusion of our oilfield rental tool business acquired in the SSE merger on April 20, 2017 and our pipe handling components and related technology business acquired in September 2016.  Depreciation, depletion and impairment expense in 2017 includes approximately $1.3 million of oil and natural gas property impairments compared to $205,000 of oil and natural gas property impairments in 2016.  The increase in capital expenditures was primarily due to investments in the oilfield rental tool business.

Corporate	2017	2016	% Change
	(in thousands)
Selling, general and administrative	$18,789	$12,031	56.2%
Operating expense	$1,266	$—	NA
Merger and integration expenses	$9,449	$—	NA
Depreciation	$2,231	$1,369	63.0%
Other operating income:
Net gain on asset disposals	$(3,712)	$(2,541)	46.1%
Legal settlements, net of insurance reimbursements	(79)	(1,577)	(95.0)%
Other operating income	$(3,791)	$(4,118)	(7.9)%
Interest income	$101	$63	60.3%
Interest expense	$9,584	$10,244	(6.4)%
Other income	$78	$19	310.5%
Capital expenditures	$305	$395	(22.8)%

Selling, general and administrative expense increased in the three months ended September 30, 2017 due to the expanded corporate functions as a result of the SSE acquisition.  Merger and integration expenses incurred in 2017 are related to the SSE merger. Depreciation expense increased in the third quarter of 2017 compared to the same period in 2016 due to the additional corporate assets acquired in the SSE merger.  Other operating income includes net gains associated with the disposal of assets.  Accordingly, the related gains or losses have been excluded from the results of specific segments. Interest expense decreased primarily due to lower debt outstanding between the two periods.

The following tables summarize operations by business segment for the nine months ended September 30, 2017 and 2016:

Contract Drilling	2017	2016	% Change
	(dollars in thousands)
Revenues	$730,453	$407,578	79.2%
Direct operating costs	475,836	219,218	117.1%
Margin (1)	254,617	188,360	35.2%
Selling, general and administrative	4,506	4,538	(0.7)%
Depreciation, amortization and impairment	405,576	357,153	13.6%
Operating loss	$(155,465)	$(173,331)	(10.3)%
Operating days	35,651	17,308	106.0%
Average revenue per operating day	$20.49	$23.55	(13.0)%
Average direct operating costs per operating day	$13.35	$12.67	5.4%
Average margin per operating day (1)	$7.14	$10.88	(34.4)%
Average rigs operating	131	63	107.9%
Capital expenditures	$222,426	$46,001	383.5%

(1)

Margin is defined as revenues less direct operating costs and excludes depreciation, amortization and impairment and selling, general and administrative expenses. Average margin per operating day is defined as margin divided by operating days.

Revenues and direct operating costs increased primarily due to an increase in operating days.  Operating days increased due to a recovery in the oil and natural gas industry and the rigs acquired in the SSE merger.  Depreciation, amortization and impairment increased due to the additional SSE assets and due to a $29.0 million impairment from the write-down of drilling equipment with no continuing utility as a result of the upgrade of certain rigs to super-spec capability.  Average revenue per operating day decreased during the nine months ended September 30, 2017 due to a reduction in early termination revenue and the expiration of higher priced, legacy long-term rig contracts.  Early termination revenue for the nine months ended September 30, 2017 was $4.0 million, compared to $23.3 million for the same period in 2016.  Average direct operating costs per operating day increased as a result of a reduction in the proportion of rigs on standby and an increase in rig reactivation expenses.  Capital expenditures increased due to new rig purchases, upgrading rigs to super spec capability, higher maintenance capital expenditures and other general property and equipment upgrades.

Pressure Pumping	2017	2016	% Change
	(dollars in thousands)
Revenues	$793,659	$248,428	219.5%
Direct operating costs	643,228	234,580	174.2%
Margin (1)	150,431	13,848	986.3%
Selling, general and administrative	10,516	8,844	18.9%
Depreciation, amortization and impairment	141,329	141,557	(0.2)%
Operating loss	$(1,414)	$(136,553)	(99.0)%
Fracturing jobs	442	241	83.4%
Other jobs	962	556	73.0%
Total jobs	1,404	797	76.2%
Average revenue per fracturing job	$1,759.53	$1,005.81	74.9%
Average revenue per other job	$16.57	$10.84	52.9%
Average revenue per total job	$565.28	$311.70	81.4%
Average direct operating costs per total job	$458.14	$294.33	55.7%
Average margin per total job (1)	$107.14	$17.38	516.5%
Margin as a percentage of revenues (1)	19.0%	5.6%	239.3%
Capital expenditures and acquisitions	$85,423	$27,662	208.8%

(1)

Margin is defined as revenues less direct operating costs and excludes depreciation, amortization and impairment and selling, general and administrative expenses. Average margin per total job is defined as margin divided by total jobs. Margin as a percentage of revenues is defined as margin divided by revenues.

Revenues and direct operating costs during the nine months ended September 30, 2017 increased primarily due to an increase in the number and size of fracturing jobs.  The total number of jobs increased as a result of the SSE merger and a recovery in the oil and natural gas industry.  Margin, average margin per total job and margin as a percentage of revenues increased due to improvements in pricing and economies of scale as activity levels increased.  Average revenue per job increased due to improved pricing and an increase in the size of the jobs.  Average direct operating costs per total job increased due to the increase in the size of the jobs.  The increase in capital expenditures was primarily due to investments to reactivate frac spreads and higher maintenance capital expenditures as a result of higher activity.

Other Operations	2017	2016	% Change
	(in thousands)
Revenues	$45,238	$12,973	248.7%
Direct operating costs	30,546	5,586	446.8%
Margin (1)	14,692	7,387	98.9%
Selling, general and administrative	7,896	1,257	528.2%
Depreciation, depletion and impairment	19,826	8,393	136.2%
Operating loss	$(13,030)	$(2,263)	475.8%
Capital expenditures	$21,016	$5,621	273.9%

(1)	Margin is defined as revenues less direct operating costs and excludes depreciation, depletion and impairment and selling, general and administrative expenses.

Revenues, direct operating costs, selling, general and administrative expense and depreciation expense from other operations increased primarily as a result of the inclusion of our oilfield rental tool business acquired in the SSE merger on April 20, 2017 and our pipe handling components and related technology business acquired in September 2016.  The increase in capital expenditures was primarily due to investments in the oilfield rental tool business and in oil and natural gas working interests.

Corporate	2017	2016	% Change
	(in thousands)
Selling, general and administrative	$46,963	$37,032	26.8%
Operating expense	$1,266	$—	NA
Merger and integration expenses	$65,798	$—	NA
Depreciation	$5,456	$4,106	32.9%
Other operating income:
Net gain on asset disposals	$(19,079)	$(9,808)	94.5%
Legal settlements, net of insurance reimbursements	578	(477)	NA
Other operating income	$(18,501)	$(10,285)	79.9%
Interest income	$1,149	$273	320.9%
Interest expense	$26,929	$31,722	(15.1)%
Other income	$226	$52	334.6%

Selling, general and administration expense increased in the nine months ended September 30, 2017 due to the expanded corporate functions as a result of the SSE acquisition.  The merger and integration expenses incurred in 2017 are related to the SSE merger.  Other operating income includes net gains associated with the disposal of assets.  Accordingly, the related gains or losses have been excluded from the results of specific segments. The 2017 period includes a gain of $11.2 million related to the sale of real estate.  Interest income increased due to our investment of the proceeds from our stock offering in the first quarter of 2017 prior to utilizing those proceeds to complete the SSE merger.  Interest expense decreased primarily due to lower debt outstanding between the two periods.

Adjusted EBITDA

Adjusted EBITDA is a supplemental financial measure not defined by United States generally accepted accounting principles, or U.S. GAAP.  We define Adjusted EBITDA as net income (loss) plus net interest expense, income tax expense (benefit) and depreciation, depletion, amortization and impairment expense (including impairment of goodwill).  We present Adjusted EBITDA because we believe it provides to both management and investors additional information with respect to the performance of our fundamental business activities and our ability to meet our capital expenditures and working capital requirements.  Adjusted EBITDA should not be construed as an alternative to the U.S. GAAP measure of net income (loss).  Set forth below is a reconciliation of the non-U.S. GAAP financial measure of Adjusted EBITDA to the U.S. GAAP financial measure of net income (loss).

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
	(in thousands)
Net loss	$(33,769)	$(84,143)	$(189,492)	$(240,512)
Income tax benefit	(13,652)	(49,428)	(106,953)	(133,885)
Net interest expense	9,483	10,181	25,780	31,449
Depreciation, depletion, amortization and impairment	196,642	163,464	572,187	511,209
Adjusted EBITDA	$158,704	$40,074	$301,522	$168,261

Income Taxes

Our effective income tax rate for the three months ended September 30, 2017 was 28.8%, compared with 37.0% for the three months ended September 30, 2016.  For the nine months ended September 30, 2017, the effective income tax rate was 36.1%, compared to 35.8% for the nine months ended September 30, 2016.  The effective income tax rate fluctuates from the U.S. statutory tax rate based on, among other factors, changes in pretax income in countries with varying statutory tax rates, impact of state and local taxes, and other differences related to the recognition of income and expense between U.S. GAAP and tax.

Compared with the third quarter of 2016, the lower effective tax rate for the third quarter of 2017 was primarily related to the impact of share-based payment transactions and non-deductible transaction costs associated with the SSE merger, as well as true-up adjustments of U.S. taxes for tax return filings during the third quarter of 2017.

Recently Issued Accounting Standards

Please see Note 14 to our unaudited condensed consolidated financial statements for a discussion of recently issued accounting standards.

Volatility of Oil and Natural Gas Prices and its Impact on Operations and Financial Condition

Our revenue, profitability and cash flows are highly dependent upon prevailing prices for oil and natural gas and expectations about future prices.  For many years, oil and natural gas prices and markets have been extremely volatile.  Prices are affected by many factors beyond our control.  The closing price of oil was as high as $107.95 per barrel in June 2014.  Prices began to fall in the third quarter of 2014 and reached a twelve-year low of $26.19 in February 2016.  Oil and natural gas prices have recovered substantially from the lows experienced in the first quarter of 2016.  During the fourth quarter of 2016, the Organization of Petroleum Exporting Countries (“OPEC”) and certain non-OPEC countries, including Russia, announced an agreement to cut oil production, resulting in an increase in oil prices.  Oil prices averaged $48.14 per barrel in the third quarter of 2017.

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

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk

As of September 30, 2017, we had exposure to interest rate market risk associated with any borrowings that we had under the Credit Agreement and the Reimbursement Agreement.

Loans under the Credit Agreement bear interest by reference, at our election, to the LIBOR rate or base rate, provided, that swing line loans bear interest by reference only to the base rate.  Until September 27, 2017, the applicable margin on LIBOR rate loans varied from 2.75% to 3.25% and the applicable margin on base rate loans varies from 1.75% to 2.25%, in each case determined based upon our debt to capitalization ratio.  Beginning September 27, 2017, the applicable margin on LIBOR rate loans varies from 3.25% to 3.75% and the applicable margin on base rate loans varies from 2.25% to 2.75%, in each case determined based on our excess availability under the revolving credit facility. As of September 30, 2017, the applicable margin on LIBOR rate loans was 3.25% and the applicable margin on base rate loans was 2.25%.

As of September 30, 2017, we had $144 million outstanding under our revolving credit facility at a weighted average interest rate of 4.83%.  The interest rate on the borrowings outstanding under our revolving credit facility is variable and adjusts at each interest payment date based on our election of LIBOR or the base rate.

Under the Reimbursement Agreement, we will reimburse Scotiabank on demand for any amounts that Scotiabank has disbursed under any letters of credit.  We are obligated to pay to Scotiabank interest on all amounts not paid by us on the date of demand or when otherwise due at the LIBOR rate plus 2.25% per annum.  As of September 30, 2017, no amounts had been disbursed under any letters of credit.

We conduct a portion of our business in Canadian dollars. The exchange rate between Canadian dollars and U.S. dollars has fluctuated during the last several years. If the value of the Canadian dollar against the U.S. dollar weakens, revenues and earnings of our Canadian operations will be reduced and the value of our Canadian net assets will decline when they are translated to U.S. dollars. This currency risk is not material to our results of operations or financial condition.

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

Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10‑Q. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of September 30, 2017.

Changes in Internal Control Over Financial Reporting —There were no changes in our internal control over financial reporting during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act.

We completed the acquisition of SSE on April 20, 2017 and MS Directional on October 11, 2017, and we are integrating each of SSE and MS Directional into our internal control framework.  This integration may lead to changes in our controls in future periods, but management does not expect these changes to materially affect our internal control over financial reporting.

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

ITEM 1A. Risk Factors

The Loss of Large Customers Could Have a Material Adverse Effect on Our Financial Condition and Results of Operations.

With respect to our consolidated operating revenues in 2016, we received approximately 51% from our ten largest customers, 33% from our five largest customers and 14% from our largest customer.  For the three months ended March 31, 2017, the five months ended December 31, 2016, the seven months ended July 31, 2016, and the years ended December 31, 2015, 2014 and 2013, Chesapeake Energy Corporation (“CHK”) and its working interest partners accounted for approximately 53%, 51%, 65%, 70%, 81% and 90% of SSE’s revenues, respectively.  For the three and nine months ended September 30, 2017, CHK and its working interest partners accounted for approximately 7% and 14% of the pro forma combined revenues of SSE and Patterson-UTI, respectively.  We are indirectly subject to the business and financial risks of our customers and could be materially adversely affected by the impact of these risks on our largest customers.  The loss of, reduction in business from, or failure to receive payment from, one or more of our largest customers could have a material adverse effect on our business, financial condition, cash flows and results of operations.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

The table below sets forth the information with respect to purchases of our common stock made by us during the quarter ended September 30, 2017.

				Approximate Dollar
			Total Number of	Value of Shares
			Shares (or Units)	That May Yet Be
			Purchased as Part	Purchased Under the
	Total	Average Price	of Publicly	Plans or
	Number of Shares	Paid per	Announced Plans	Programs (in
Period Covered	Purchased (2)	Share	or Programs	thousands)(1)
July 2017	13,162	$20.00	—	186,544
August 2017	156,675	$15.60	—	186,544
September 2017	20,314	$18.45	—	186,544
Total	190,151		—	186,544

(1)

On September 9, 2013, we announced that our Board of Directors approved a stock buyback program authorizing purchases of up to $200 million of our common stock in open market or privately negotiated transactions.

(2)

We withheld 13,162 shares in July 2017, 156,675 shares in August 2017 and 20,314 shares in September 2017 with respect to employees’ tax withholding obligations upon vesting of restricted shares.  These shares were acquired at fair market value pursuant to the terms of the Patterson-UTI Energy, Inc. 2014 Long-Term Incentive Plan and not pursuant to the stock buyback program.

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

10.1

Securities Purchase Agreement, date September 4, 2017, between Patterson-UTI Energy, Inc., certain holders of limited liability company interests of Multi-Shot, LLC, and MS Incentive Plan Holdco, LLC (filed September 8, 2017 as Exhibit 10.1 to the Company’s Current Report on Form 8-K and incorporated herein by reference).

10.2

Employment Agreement, dated as of September 3, 2017, between Patterson-UTI Energy, Inc. and C. Andrew Smith (filed September 8, 2017 as Exhibit 10.2 to the Company’s Current Report on Form 8-K and incorporated herein by reference).

10.3*

Commitment Increase Agreement dated as of October 27, 2017, by and among Patterson-UTI Energy, Inc., certain subsidiaries of Patterson-UTI Energy, Inc. party thereto, and Wells Fargo Bank, N.A., as administrative agent, issuer of letters of credit and swing line lender.

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

101*

The following materials from Patterson-UTI Energy, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) the Condensed Consolidated Statement of Changes in Stockholders’ Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements.

*	filed herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PATTERSON-UTI ENERGY, INC.

By:	/s/ C. Andrew Smith
C. Andrew Smith
Executive Vice President and
Chief Financial Officer
(Principal Financial and Accounting Officer and Duly Authorized Officer)

Date: November 2, 2017