Form 10-Q
period 2018-06-30
PATTERSON UTI ENERGY INC
filed 2018-07-30
CIK 889900

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

or

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

220,025,971 shares of common stock, $0.01 par value, as of July 26, 2018

PATTERSON-UTI ENERGY, INC. AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION

ITEM 1. Financial Statements

The following unaudited condensed consolidated financial statements include all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented.

PATTERSON-UTI ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited, in thousands, except share data)

	June 30,	December 31,
	2018	2017
ASSETS
Current assets:
Cash and cash equivalents	$241,908	$42,828
Accounts receivable, net of allowance for doubtful accounts of $2,296 and $2,323 at June 30, 2018 and December 31, 2017, respectively	602,748	580,354
Federal and state income taxes receivable	1,169	1,152
Inventory	81,158	69,167
Other	80,975	53,354
Total current assets	1,007,958	746,855
Property and equipment, net	4,208,697	4,254,730
Goodwill and intangible assets	684,528	687,072
Deposits on equipment purchases	21,770	16,351
Deferred tax assets, net	1,857	3,875
Other	29,180	49,973
Total assets	$5,953,990	$5,758,856
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$371,518	$319,621
Accrued expenses	229,851	226,629
Total current liabilities	601,369	546,250
Borrowings under revolving credit facility	—	268,000
Long-term debt, net of debt discount and issuance costs of $6,082 and $1,217 at June 30, 2018 and December 31, 2017, respectively	1,118,918	598,783
Deferred tax liabilities, net	340,718	350,836
Other	12,646	12,494
Total liabilities	2,073,651	1,776,363
Commitments and contingencies (see Note 9)
Stockholders' equity:
Preferred stock, par value $.01; authorized 1,000,000 shares, no shares issued	—	—
Common stock, par value $.01; authorized 400,000,000 shares at June 30, 2018 and 300,000,000 shares at December 31, 2017 with 266,687,633 and 266,259,083 issued and 219,822,025 and 222,456,472 outstanding at June 30, 2018 and December 31, 2017, respectively	2,667	2,662
Additional paid-in capital	2,805,575	2,785,823
Retained earnings	2,047,379	2,105,897
Accumulated other comprehensive income	3,308	6,822
Treasury stock, at cost, 46,865,608 and 43,802,611 shares at June 30, 2018 and December 31, 2017, respectively	(978,590)	(918,711)
Total stockholders' equity	3,880,339	3,982,493
Total liabilities and stockholders' equity	$5,953,990	$5,758,856

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PATTERSON-UTI ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited, in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Operating revenues:
Contract drilling	$349,922	$270,111	$677,725	$428,839
Pressure pumping	425,303	290,044	832,087	431,218
Directional drilling	52,705	—	101,321	—
Other	26,488	19,031	52,449	24,304
Total operating revenues	854,418	579,186	1,663,582	884,361
Operating costs and expenses:
Contract drilling	217,674	180,658	430,257	288,879
Pressure pumping	342,885	233,900	663,855	352,913
Directional drilling	43,685	—	81,374	—
Other	17,513	12,671	35,258	15,930
Depreciation, depletion, amortization and impairment	212,384	219,328	422,276	375,545
Selling, general and administrative	35,663	23,478	68,480	42,330
Merger and integration expenses	747	51,193	2,738	56,349
Other operating income, net	(7,129)	(1,806)	(9,550)	(14,710)
Total operating costs and expenses	863,422	719,422	1,694,688	1,117,236
Operating loss	(9,004)	(140,236)	(31,106)	(232,875)
Other income (expense):
Interest income	2,360	642	3,783	1,048
Interest expense, net of amount capitalized	(12,667)	(9,075)	(26,292)	(17,345)
Other	216	131	385	148
Total other expense	(10,091)	(8,302)	(22,124)	(16,149)
Loss before income taxes	(19,095)	(148,538)	(53,230)	(249,024)
Income tax benefit	(8,382)	(56,354)	(8,100)	(93,301)
Net loss	$(10,713)	$(92,184)	$(45,130)	$(155,723)
Net loss per common share:
Basic	$(0.05)	$(0.46)	$(0.21)	$(0.86)
Diluted	$(0.05)	$(0.46)	$(0.21)	$(0.86)
Weighted average number of common shares outstanding:
Basic	220,093	201,204	220,436	180,747
Diluted	220,093	201,204	220,436	180,747
Cash dividends per common share	$0.04	$0.02	$0.06	$0.04

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PATTERSON-UTI ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(unaudited, in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Net loss	$(10,713)	$(92,184)	$(45,130)	$(155,723)
Other comprehensive income (loss), net of taxes of $0 for all periods:
Foreign currency translation adjustment	(1,530)	1,939	(3,514)	2,988
Total comprehensive loss	$(12,243)	$(90,245)	$(48,644)	$(152,735)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PATTERSON-UTI ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(unaudited, in thousands)

					Accumulated
	Common Stock		Additional		Other
	Number of		Paid-in	Retained	Comprehensive	Treasury
	Shares	Amount	Capital	Earnings	Income (Loss)	Stock	Total
Balance, December 31, 2017	266,259	$2,662	$2,785,823	$2,105,897	$6,822	$(918,711)	3,982,493
Net loss	—	—	—	(45,130)	—	—	(45,130)
Foreign currency translation adjustment	—	—	—	—	(3,514)	—	(3,514)
Exercise of stock options	40	1	484	—	—	—	485
Issuance of common stock	381	4	(4)	—	—	—	—
Vesting of restricted stock units	10	—	—	—	—	—	—
Forfeitures of restricted stock	(2)	—	—	—	—	—	—
Stock-based compensation	—	—	19,272	—	—	—	19,272
Payment of cash dividends	—	—	—	(13,275)	—	—	(13,275)
Dividend equivalents	—	—	—	(113)	—	—	(113)
Purchase of treasury stock	—	—	—	—	—	(59,879)	(59,879)
Balance, June 30, 2018	266,688	$2,667	$2,805,575	$2,047,379	$3,308	$(978,590)	$3,880,339

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PATTERSON-UTI ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Six Months Ended
	June 30,
	2018	2017
Cash flows from operating activities:
Net loss	$(45,130)	$(155,723)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, depletion, amortization and impairment	422,276	375,545
Dry holes and abandonments	562	28
Deferred income tax benefit	(8,100)	(90,684)
Stock-based compensation expense	19,272	22,170
Net gain on asset disposals	(17,472)	(15,367)
Amortization of debt discount and issuance costs	387	173
Changes in operating assets and liabilities:
Accounts receivable	(22,363)	(135,542)
Income taxes receivable	(22)	(1,141)
Inventory and other assets	(25,277)	(29,186)
Accounts payable	(23,432)	58,372
Accrued expenses	(542)	(13,002)
Other liabilities	76	(258)
Net cash provided by operating activities	300,235	15,385
Cash flows from investing activities:
Acquisitions, net of cash acquired	(3,800)	(434,194)
Purchases of property and equipment	(317,783)	(186,790)
Proceeds from disposal of assets	21,005	34,997
Collection of note receivable	23,760	—
Net cash used in investing activities	(276,818)	(585,987)
Cash flows from financing activities:
Proceeds of equity offering	—	471,570
Purchases of treasury stock	(59,879)	(3,727)
Proceeds from exercise of options	485	—
Dividends paid	(13,275)	(7,595)
Debt issuance costs	(4,333)	—
Proceeds from long-term debt	521,194	—
Proceeds from borrowings under revolving credit facility	79,000	161,000
Repayment of borrowings under revolving credit facility	(347,000)	(46,000)
Net cash provided by financing activities	176,192	575,248
Effect of foreign exchange rate changes on cash	(529)	334
Net increase in cash and cash equivalents	199,080	4,980
Cash and cash equivalents at beginning of period	42,828	35,152
Cash and cash equivalents at end of period	$241,908	$40,132
Supplemental disclosure of cash flow information:
Net cash (paid) received during the period for:
Interest, net of capitalized interest of $722 in 2018 and $409 in 2017	$(15,573)	$(16,640)
Income taxes	$21	$967
Non-cash investing and financing activities:
Receivable from property and equipment insurance	$15,000	$—
Net increase in payables for purchases of property and equipment	$75,032	$33,938
Issuance of common stock for business acquisitions	$—	$1,039,396
Net (increase) decrease in deposits on equipment purchases	$(5,419)	$3,133

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

The unaudited interim condensed consolidated financial statements have been prepared by management of the Company pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been omitted pursuant to such rules and regulations, although the Company believes the disclosures included either on the face of the financial statements or herein are sufficient to make the information presented not misleading. In the opinion of management, all recurring adjustments considered necessary for a fair statement of the information in conformity with U.S. GAAP have been included. The unaudited condensed consolidated balance sheet as of December 31, 2017, as presented herein, was derived from the audited consolidated balance sheet of the Company, but does not include all disclosures required by U.S. GAAP. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017. The results of operations for the three and six months ended June 30, 2018 are not necessarily indicative of the results to be expected for the full year.

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

Through the SSE merger, the Company acquired a fleet of 91 drilling rigs, 36 of which the Company considers to be APEX® rigs. Additionally, through the SSE merger, the Company acquired approximately 500,000 horsepower of fracturing equipment.  The oilfield rentals business acquired through the SSE merger has a fleet of premium rental tools, and it provides specialized services for land-based oil and natural gas drilling, completion and workover activities.

The merger has been accounted for as a business combination using the acquisition method.  Under the acquisition method of accounting, the fair value of the consideration transferred is allocated to the tangible and intangible assets acquired and the liabilities assumed based on their estimated fair values as of the acquisition date, with the remaining unallocated amount recorded as goodwill.

The total fair value of the consideration transferred was determined as follows (in thousands, except stock price):

Shares of Company common stock issued to SSE shareholders	46,298
Company common stock price on April 20, 2017	$22.45
Fair value of common stock issued	$1,039,396
Plus SSE long-term debt repaid by Company	472,000
Total fair value of consideration transferred	$1,511,396

The following table represents the final allocation of the total purchase price of SSE to the assets acquired and the liabilities assumed based on the fair value at the merger date, with the excess of the purchase price over the estimated fair value of the identifiable net assets acquired recorded as goodwill (in thousands):

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

The total fair value of the consideration transferred was determined as follows (in thousands, except stock price):

Shares of Company common stock issued to MS Directional shareholders	8,798
Company common stock price on October 11, 2017	$21.31
Fair value of common stock issued	$187,494
Plus MS Directional long-term debt repaid by Company	63,000
Plus cash to sellers	6,781
Total fair value of consideration transferred	$257,275

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

Pro Forma

The results of SSE’s operations since the SSE merger date of April 20, 2017 and the results of MS Directional since the acquisition date of October 11, 2017 are included in the Company’s condensed consolidated statement of operations.  It is impractical to quantify the contribution of the SSE operations since the merger, as the contract drilling and pressure pumping businesses were fully integrated into the Company’s existing operations in 2017.  The contribution of MS Directional for the three and six months ended June 30, 2018 accounts for substantially all of the Company’s directional drilling segment.  The following pro forma condensed combined financial information was derived from the historical financial statements of the Company, SSE and MS Directional and gives effect to the acquisitions as if they had occurred on January 1, 2016.  The below information reflects pro forma adjustments based on available information and certain assumptions the Company believes are reasonable, including (i) adjustments related to the depreciation and amortization of the fair value of acquired intangibles and fixed assets, (ii) removal of the historical interest expense of the acquired entities, (iii) the tax benefit of the aforementioned pro forma adjustments, and (iv) adjustments related to the common shares outstanding to reflect the impact of the consideration exchanged in the acquisitions. Additionally, the pro forma loss for the three months ended June 30, 2017 was adjusted to exclude the Company’s merger and integration-related costs of $51.2 million and SSE’s merger-related costs of $28.7 million.  The pro forma loss for the six months ended June 30, 2017 was adjusted to exclude the Company’s merger and integration related costs of $56.3 million and SSE’s merger-related costs of $36.7 million.  The pro forma results of operations do not include any cost savings or other synergies that may result from the SSE merger or MS Directional acquisition.  The pro forma results of operations also do not include any estimated costs that have been or will be incurred by the Company to integrate the SSE and MS Directional operations.  The pro forma condensed combined financial information has been included for comparative purposes and are not necessarily indicative of the results that might have actually occurred had the SSE merger and MS Directional acquisition taken place on January 1, 2016; furthermore, the financial information is not intended to be a projection of future results.  The following table summarizes selected financial information of the Company on a pro forma basis (in thousands, except per share data):

	Three Months Ended	Six Months Ended
	June 30, 2017	June 30, 2017

Revenues	$677,452	$1,208,239
Net loss	(73,911)	(143,855)
Loss per share	(0.34)	(0.65)

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

Accounts receivable balances were $598 million and $577 million as of June 30, 2018 and December 31, 2017, respectively.  These balances do not include amounts related to the Company’s oil and gas working interests as those contracts are excluded from Topic 606.  Accounts receivable balances are included in “Accounts Receivable” in the Condensed Consolidated Balance Sheets.

The Company does not have any contract asset balances, and as such, contract balances are not presented at the net amount at a contract level.  Contract liabilities include prepayments received from customers prior to the requested services being completed.  Once the services are complete and have been invoiced, the prepayment is applied against the customer’s account to offset the accounts receivable balance.  Also included in contract liabilities are payments received from customers for the initial mobilization of newly constructed or upgraded rigs that were moved on location to the initial well site.  These mobilization payments are allocated to the overall performance obligation and amortized over the initial term of the contract. During the six months ended June 30, 2018, contract liabilities increased approximately $669,000 due to customer payments relating to the initial mobilization of upgraded rigs, and decreased approximately $802,000 due to amounts amortized and recorded in drilling revenue.

Contract liability balances for customer prepayments were $2.2 million and $9.1 million as of June 30, 2018 and December 31, 2017, respectively.  Contract liability balances for deferred mobilization payments relating to newly constructed or upgraded rigs were $4.6 million and $4.7 million as of June 30, 2018 and December 31, 2017, respectively. Contract liability balances for customer prepayments are included in “Accounts Payable” and contract liability balances for deferred mobilization payments are included in “Accrued Liabilities” in the Condensed Consolidated Balance Sheets.

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

•	Costs of obtaining a contract: An entity can immediately expense costs of obtaining a contract if they would be amortized within a year.

4. Inventory

Inventory consisted of the following at June 30, 2018 and December 31, 2017 (in thousands):

	June 30,	December 31,
	2018	2017
Finished goods	$2,462	$2,270
Work-in-process	2,281	529
Raw materials and supplies	76,415	66,368
Inventory	$81,158	$69,167

5. Property and Equipment

Property and equipment consisted of the following at June 30, 2018 and December 31, 2017 (in thousands):

	June 30,	December 31,
	2018	2017
Equipment	$8,275,471	$8,066,404
Oil and natural gas properties	215,846	211,566
Buildings	185,282	185,475
Land	26,144	26,593
Total property and equipment	8,702,743	8,490,038
Less accumulated depreciation, depletion and impairment	(4,494,046)	(4,235,308)
Property and equipment, net	$4,208,697	$4,254,730

On a periodic basis, the Company evaluates its fleet of drilling rigs for marketability based on the condition of inactive rigs, expenditures that would be necessary to bring them to working condition and the expected demand for drilling services by rig type.  The components comprising rigs that will no longer be marketed are evaluated, and those components with continuing utility to the Company’s other marketed rigs are transferred to other rigs or to the Company’s yards to be used as spare equipment.  The remaining components of these rigs are retired.

In addition, the Company evaluates the recoverability of its long-lived assets whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable (a “triggering event”).  Based on recent commodity prices, the Company’s results of operations for the three and six month periods ended June 30, 2018 and management’s expectations of operating results in future periods, the Company concluded that no triggering event occurred during the six months ended June 30, 2018 with respect to its contract drilling segment, its pressure pumping segment, its directional drilling segment or its other operations, except for oil and natural gas properties, which are discussed in the following paragraph.  Management’s expectations of future operating results were based on the assumption that activity levels in all segments and its other operations will remain relatively stable or improve in response to relatively stable or increasing oil prices.

The Company reviews its proved oil and natural gas properties for impairment whenever a triggering event occurs, such as downward revisions in reserve estimates or decreases in expected future oil and natural gas prices.  Proved properties are grouped by field, and undiscounted cash flow estimates are prepared based on the Company’s expectation of future pricing over the lives of the respective fields.  These cash flow estimates are reviewed by an independent petroleum engineer.  If the net book value of a field exceeds its undiscounted cash flow estimate, impairment expense is measured and recognized as the difference between net book value and fair value.  Impairment expense related to proved and unproved oil and natural gas properties totaled approximately $4,000 in the three months ended June 30, 2018 and $6,000 in the six months ended June 30, 2018 and is included in depreciation, depletion, amortization and impairment in the condensed consolidated statements of operations.

6. Goodwill and Intangible Assets

Goodwill — Goodwill by operating segment as of June 30, 2018 and changes for the six months then ended are as follows (in thousands):

	Contract	Pressure	Directional	Oilfield
	Drilling	Pumping	Drilling	Rentals	Total
Balance at beginning of period	$395,060	121,444	$88,685	6,284	$611,473
Changes to goodwill	—	—	—	—	—
Balance at end of period	$395,060	$121,444	$88,685	$6,284	$611,473

There were no accumulated impairment losses related to goodwill as of June 30, 2018 or December 31, 2017.

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

Intangible Assets — The following table presents the gross carrying amount and accumulated amortization of the intangible assets as of June 30, 2018 and December 31, 2017 (in thousands):

	June 30, 2018			December 31, 2017
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Customer relationships	$26,200	$(6,310)	19,890	$26,200	$(1,943)	$24,257
Developed technology	55,772	(3,744)	52,028	48,000	(1,137)	46,863
Favorable drilling contracts	22,500	(21,775)	725	22,500	(18,482)	4,018
Internal use software	482	(70)	412	482	(21)	461
	$104,954	$(31,899)	$73,055	$97,182	$(21,583)	$75,599

Amortization expense on intangible assets of approximately $4.9 million and $8.7 million was recorded in the three months ended June 30, 2018 and 2017, respectively.  Amortization expense of intangible assets of approximately $10.3 million and $9.7 million was recorded in the six months ended June 30, 2018 and 2017, respectively.

7. Accrued Expenses

Accrued expenses consisted of the following at June 30, 2018 and December 31, 2017 (in thousands):

	June 30,	December 31,
	2018	2017
Salaries, wages, payroll taxes and benefits	$42,951	$50,443
Workers' compensation liability	82,789	80,751
Property, sales, use and other taxes	28,837	29,332
Insurance, other than workers' compensation	13,765	10,816
Accrued interest payable	17,003	7,558
Accrued merger and integration	3,874	16,101
Other	40,632	31,628
Total	$229,851	$226,629

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

Loans under the Credit Agreement bear interest by reference, at the Company’s election, to the LIBOR rate or base rate, provided, that swing line loans bear interest by reference only to the base rate.  The applicable margin on LIBOR rate loans varies from 1.00% to 2.00% and the applicable margin on base rate loans varies from 0.00% to 1.00%, in each case determined based upon the Company’s credit rating.  A letter of credit fee is payable by the Company equal to the applicable margin for LIBOR rate loans times the daily amount available to be drawn under outstanding letters of credit.  The commitment fee rate payable to the lenders varies from 0.10% to 0.30% based on the Company’s credit rating.

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

As of June 30, 2018, the Company had no amounts outstanding under the revolving credit facility.  The Company had $81,000 in letters of credit outstanding under the revolving credit facility at June 30, 2018 and, as a result, had available borrowing capacity of approximately $600 million at that date.

2015 Reimbursement Agreement — On March 16, 2015, the Company entered into a Reimbursement Agreement (the “Reimbursement Agreement”) with The Bank of Nova Scotia (“Scotiabank”), pursuant to which the Company may from time to time request that Scotiabank issue an unspecified amount of letters of credit.  As of June 30, 2018, the Company had $63.4 million in letters of credit outstanding under the Reimbursement Agreement.

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

The respective note purchase agreements require compliance with two financial covenants. The Company must not permit its debt to capitalization ratio to exceed 50% at any time. The note purchase agreements generally define the debt to capitalization ratio as the ratio of (a) total borrowed money indebtedness to (b) the sum of such indebtedness plus consolidated net worth, with consolidated net worth determined as of the last day of the most recently ended fiscal quarter. The Company also must not permit its interest coverage ratio as of the last day of a fiscal quarter to be less than 2.50 to 1.00. The note purchase agreements generally define the interest coverage ratio as the ratio of EBITDA for the four prior fiscal quarters to interest charges for the same period. The Company was in compliance with these covenants at June 30, 2018.

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

The Company, at its option, may redeem the Notes in whole or in part, at any time or from time to time at a redemption price equal to 100% of the principal amount of such 2028 Notes to be redeemed, plus accrued and unpaid interest, if any, on those 2028 Notes to the redemption date, plus a make-whole premium.  Additionally, commencing on November 1, 2027, the Company, at its option, may redeem the 2028 Notes in whole or in part, at a redemption price equal to 100% of the principal amount of the 2028 Notes to be redeemed, plus accrued and unpaid interest, if any, on those 2028 Notes to the redemption date.

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

Debt issuance costs – Debt issuance costs are deferred and recognized as interest expense over the term of the underlying debt.  Interest expense related to the amortization of debt issuance costs was approximately $354,000 and $710,000 for the three months ended June 30, 2018 and 2017, respectively, and $1.3 million and $1.3 million for the six months ended June 30, 2018 and 2017, respectively.  Amortization of debt issuance costs for the six months ended June 30, 2018 includes $317,000 of debt issuance costs related to commitments by lenders under the Company’s previous credit agreement who did not participate in the 2018 Credit Agreement.

Presented below is a schedule of the principal repayment requirements of long-term debt as of June 30, 2018 (in thousands):

Year ending December 31,
2018	$—
2019	—
2020	300,000
2021	—
2022	300,000
Thereafter	525,000
Total	$1,125,000

9. Commitments and Contingencies

As of June 30, 2018, the Company maintained letters of credit in the aggregate amount of $63.5 million primarily for the benefit of various insurance companies as collateral for retrospective premiums and retained losses which could become payable under the terms of the underlying insurance contracts. These letters of credit expire annually at various times during the year and are typically renewed. As of June 30, 2018, no amounts had been drawn under the letters of credit.

As of June 30, 2018, the Company had commitments to purchase major equipment and make investments totaling approximately $162 million for its drilling, pressure pumping, directional drilling and oilfield rentals businesses.

The Company’s pressure pumping business has entered into agreements to purchase minimum quantities of proppants and chemicals from certain vendors. These agreements expire in 2018, 2021 and 2041. As of June 30, 2018, the remaining obligation under these agreements was approximately $122 million, of which approximately $17.0 million relates to purchases required during the remainder of 2018. In the event the required minimum quantities are not purchased during certain periods, the Company could be required to make a liquidated damages payment to the respective vendor for any shortfall.

On January 22, 2018, an accident at a drilling site in Pittsburg County, Oklahoma resulted in the losses of life of five people, including three of the Company’s employees. Lawsuits have been filed in the District Court for Pittsburg County, Oklahoma in connection with the five individuals who lost their lives and one of the Company’s employees who was injured in the accident.  These lawsuits allege various causes of action against the Company and other defendants including negligence, gross negligence, knowledge that injury or death was substantially certain, acting with purpose, recklessness, wrongful death and survival, and the plaintiffs seek an unspecified amount of damages, including punitive or exemplary damages, costs, interest, and other relief. The Company disputes the plaintiffs’ allegations and intends to defend itself vigorously.  Based on the information the Company has available as of the date of this Report, the Company believes that it has adequate insurance to cover any losses, excluding the applicable insurance deductibles and investigation-related expenses.  However, if this accident is not fully covered by insurance or an enforceable and recoverable indemnity from a third party, it could have a material adverse effect on the Company’s business, financial condition, results of operations or cash flows.

The Company is party to various other legal proceedings arising in the normal course of its business.

The Company does not believe that the outcome of these proceedings, either individually or in the aggregate, will have a material adverse effect on its financial condition, results of operations or cash flows.

10. Stockholders’ Equity

Cash Dividends — The Company paid cash dividends during the six months ended June 30, 2018 and 2017 as follows:

2018:	Per Share	Total
		(in thousands)
Paid on March 22, 2018	$0.02	$4,443
Paid on June 21, 2018	0.04	8,832
	$0.06	$13,275

2017:	Per Share	Total
		(in thousands)
Paid on March 22, 2017	$0.02	$3,326
Paid on June 22, 2017	0.02	4,269
Total cash dividends	$0.04	$7,595

On July 25, 2018, the Company’s Board of Directors approved a cash dividend on its common stock in the amount of $0.04 per share to be paid on September 20, 2018 to holders of record as of September 6, 2018. The amount and timing of all future dividend payments, if any, are subject to the discretion of the Board of Directors and will depend upon business conditions, results of operations, financial condition, terms of the Company’s debt agreements and other factors.

On September 6, 2013, the Company’s Board of Directors approved a stock buyback program that authorized purchase of up to $200 million of the Company’s common stock in open market or privately negotiated transactions. All purchases executed to date have been through open market transactions.  Purchases under the program are made at management’s discretion, at prevailing prices, subject to market conditions and other factors. Purchases may be made at any time without prior notice. There is no expiration date associated with the buyback program.  As of June 30, 2018, the Company had remaining authorization to purchase approximately $136 million of the Company’s outstanding common stock under the stock buyback program. On July 25, 2018, the Company’s Board of Directors approved an increase of the authorization under the stock buyback program to allow for $250 million of future share repurchases.  Shares purchased under the buyback program are accounted for as treasury stock.

Treasury stock acquisitions during the six months ended June 30, 2018 were as follows (dollars in thousands):

	Shares	Cost
Treasury shares at beginning of period	43,802,611	$918,711
Purchases pursuant to stock buyback program	2,603,317	50,530
Acquisitions pursuant to long-term incentive plan (1)	459,680	9,349
Treasury shares at end of period	46,865,608	$978,590
(1)

The Company withheld 459,680 shares in the second quarter of 2018 with respect to employees’ tax withholding obligations upon vesting of restricted shares.  These shares were acquired at fair market value pursuant to the terms of the Patterson-UTI Energy, Inc. 2014 Long-Term Incentive Plan and not pursuant to the stock buyback program.

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

Stock Options — The Company estimates the grant date fair values of stock options using the Black-Scholes-Merton valuation model.  Volatility assumptions are based on the historic volatility of the Company’s common stock over the most recent period equal to the expected term of the options as of the date such options are granted.  The expected term assumptions are based on the Company’s experience with respect to employee stock option activity.  Dividend yield assumptions are based on the expected dividends at the time the options are granted.  The risk-free interest rate assumptions are determined by reference to United States Treasury yields.  No options were granted in the three or six months ended June 30, 2018 or 2017.

Stock option activity from January 1, 2018 to June 30, 2018 follows:

		Weighted
		Average
	Underlying	Exercise Price
	Shares	Per Share
Outstanding at January 1, 2018	6,037,150	$20.35
Exercised	(40,000)	$12.12
Expired	(496,000)	$29.01
Outstanding at June 30, 2018	5,501,150	$19.63
Exercisable at June 30, 2018	5,206,454	$19.69

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

Restricted stock activity from January 1, 2018 to June 30, 2018 follows:

		Weighted
		Average Grant
		Date Fair Value
	Shares	Per Share
Non-vested restricted stock outstanding at January 1, 2018	1,530,338	$21.41
Vested	(957,188)	$21.52
Forfeited	(2,884)	$21.39
Non-vested restricted stock outstanding at June 30, 2018	570,266	$21.23

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

Restricted stock unit activity from January 1, 2018 to June 30, 2018 follows:

		Weighted
		Average Grant
		Date Fair Value
	Shares	Per Share
Non-vested restricted stock units outstanding at January 1, 2018	1,337,273	$19.80
Granted	2,061,065	$18.97
Vested	(10,234)	$21.28
Forfeited	(26,650)	$19.92
Non-vested restricted stock units outstanding at June 30, 2018	3,361,454	$19.29

Performance Unit Awards.  The Company has granted share-settled performance unit awards to certain employees (the “Performance Units”) on an annual basis since 2010.  The Performance Units provide for the recipients to receive a grant of shares of common stock upon the achievement of certain performance goals during a specified period established by the Compensation Committee.  The performance period for the Performance Units is the three-year period commencing on April 1 of the year of grant, except that for the Performance Units granted in 2017 the three-year performance period commenced on May 1.

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

In April 2018, 381,200 shares were issued to settle the 2015 Performance Units. For the Performance Units granted in April 2016, if the Company’s total shareholder return for the performance period is negative, and, when compared to the peer group is at or above the 25th percentile, then the recipients will receive one-half of the number of shares they would have received had the Company’s total shareholder return been positive.  For the Performance Units granted in May 2017 and April 2018, the payout is based on relative performance and does not have an absolute performance requirement.

The total target number of shares with respect to the Performance Units for the awards granted in 2014-2018 is set forth below:

	2018	2017	2016	2015	2014
	Performance	Performance	Performance	Performance	Performance
	Unit Awards	Unit Awards	Unit Awards	Unit Awards	Unit Awards
Target number of shares	310,700	186,198	185,000	190,600	154,000

Because the performance units are share-settled awards, they are accounted for as equity awards and measured at fair value on the date of grant using a Monte Carlo simulation model.  The fair value of the Performance Units is set forth below (in thousands):

	2018	2017	2016	2015	2014
	Performance	Performance	Performance	Performance	Performance
	Unit Awards	Unit Awards	Unit Awards	Unit Awards	Unit Awards
Fair value at date of grant	$8,004	$5,780	$3,854	$4,052	$5,388

These fair value amounts are charged to expense on a straight-line basis over the performance period.  Compensation expense associated with the Performance Units is shown below (in thousands):

	2018	2017	2016	2015	2014
	Performance	Performance	Performance	Performance	Performance
	Unit Awards	Unit Awards	Unit Awards	Unit Awards	Unit Awards
Three months ended June 30, 2018	$667	$482	$321	NA	NA
Three months ended June 30, 2017	NA	$321	$321	$338	NA
Six months ended June 30, 2018	$667	$963	$642	$338	NA
Six months ended June 30, 2017	NA	$321	$642	$675	$449

12. Income Taxes

The Company’s effective income tax rate fluctuates from the U.S. statutory tax rate based on, among other factors, changes in pretax income in countries with varying statutory tax rates, impact of state and local taxes, and other differences related to the recognition of income and expense between U.S. GAAP and tax.

The Company’s effective income tax rate for the three months ended June 30, 2018 was 43.9%, compared with 37.9% for the three months ended June 30, 2017.  The higher effective income tax rate for the three months ended June 30, 2018 was primarily attributable to changes in forecasted annual pretax income from the first quarter of 2018 to the second quarter of 2018.

The Company’s effective income tax rate for the six months ended June 30, 2018 was 15.2%, compared with 37.5% for the six months ended June 30, 2017.  The lower effective income tax rate for the six months ended June 30, 2018 was primarily attributable to the reduction to the U.S. federal statutory tax rate and additional limitations for the deductibility of meals and entertainment expenses as a result of Tax Reform.  The Company also recorded a valuation allowance against the net deferred tax assets of a certain Canadian subsidiary of the Company due to a change in judgment as to the realizability of these assets in the first quarter of 2018.

The Company recognized the income tax effects of Tax Reform in its audited financial statements included in the Company’s 2017 Annual Report on Form 10-K in accordance with Staff Accounting Bulletin No. 118, which provides SEC staff guidance for the application of ASC Topic 740, Income Taxes, in the reporting period during which Tax Reform was signed into law.  The guidance also provides for a measurement period of up to one year from the enactment date of Tax Reform for the Company to complete its accounting for the U.S. tax law changes.  As such, the Company’s 2017 financial results reflected the provisional estimate of the income tax effects of the Tax Reform.  This continues to represent a provisional estimate of the impact of Tax Reform.  The estimate of the impact of Tax Reform was based on certain assumptions and the Company’s current interpretation of Tax Reform. This estimate may change as the Company receives additional clarification and implementation guidance and as additional interpretations of Tax Reform become available.

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

The following table presents information necessary to calculate net loss per share for the three and six months ended June 30, 2018 and 2017 as well as potentially dilutive securities excluded from the weighted average number of diluted common shares outstanding because their inclusion would have been anti-dilutive (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
BASIC EPS:
Net loss attributed to common stockholders	$(10,713)	$(92,184)	$(45,130)	$(155,723)
Weighted average number of common shares outstanding, excluding non-vested shares of restricted stock	220,093	201,204	220,436	180,747
Basic net loss per common share	$(0.05)	$(0.46)	$(0.21)	$(0.86)
DILUTED EPS:
Net loss attributed to common stockholders	$(10,713)	$(92,184)	$(45,130)	$(155,723)
Weighted average number of common shares outstanding, excluding non-vested shares of restricted stock	220,093	201,204	220,436	180,747
Add dilutive effect of potential common shares	—	—	—	—
Weighted average number of diluted common shares outstanding	220,093	201,204	220,436	180,747
Diluted net loss per common share	$(0.05)	$(0.46)	$(0.21)	$(0.86)
Potentially dilutive securities excluded as anti-dilutive	9,903	9,475	9,903	9,475

14. Business Segments

At June 30, 2018, the Company had three business segments: (i) contract drilling of oil and natural gas wells, (ii) pressure pumping services and (iii) directional drilling services.  Each of these segments represents a distinct type of business and has a separate management team that reports to the Company’s chief operating decision maker.  The results of operations in these segments are regularly reviewed by the chief operating decision maker for purposes of determining resource allocation and assessing performance.

The following tables summarize selected financial information relating to the Company’s business segments (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Revenues:
Contract drilling	$350,340	$270,487	$678,493	$429,542
Pressure pumping	425,303	290,044	832,087	431,218
Directional drilling	52,705	—	101,321	—
Other operations (a)	31,717	19,642	61,370	25,260
Elimination of intercompany revenues (b)	(5,647)	(987)	(9,689)	(1,659)
Total revenues	$854,418	$579,186	$1,663,582	$884,361

Income (loss) before income taxes:
Contract drilling	$(251)	$(73,362)	$(17,354)	$(135,068)
Pressure pumping	20,637	4,636	46,026	(18,255)
Directional drilling	(7,678)	—	(12,591)	—
Other operations	(4,777)	(4,563)	(8,866)	(6,514)
Corporate	(24,064)	(68,753)	(47,871)	(87,748)
Other operating income, net (c)	7,129	1,806	9,550	14,710
Interest income	2,360	642	3,783	1,048
Interest expense	(12,667)	(9,075)	(26,292)	(17,345)
Other	216	131	385	148
Loss before income taxes	$(19,095)	$(148,538)	$(53,230)	$(249,024)

Depreciation, depletion, amortization and impairment:
Contract drilling	$130,938	$161,414	$261,855	$271,973
Pressure pumping	57,862	47,805	114,384	90,055
Directional drilling	11,874	—	22,776	—
Other operations	9,829	8,120	19,143	10,292
Corporate	1,881	1,989	4,118	3,225
Total depreciation, depletion, amortization and impairment	$212,384	$219,328	$422,276	$375,545

Capital expenditures:
Contract drilling	$121,095	$71,326	$196,342	$115,547
Pressure pumping	56,195	38,780	81,118	58,193
Directional drilling	10,034	—	22,863	—
Other operations	7,311	8,017	16,707	12,369
Corporate	227	227	753	681
Total capital expenditures	$194,862	$118,350	$317,783	$186,790

	June 30,	December 31,
	2018	2017
Identifiable assets:
Contract drilling	$3,906,510	$3,931,994
Pressure pumping	1,223,330	1,209,424
Directional drilling	323,131	301,275
Other operations	173,748	172,094
Corporate (d)	327,271	144,069
Total assets	$5,953,990	$5,758,856
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

(c)

Other operating income, net includes net gains associated with the disposal of assets related to corporate strategy decisions of the executive management group.  Accordingly, the related gains have been excluded from the operating results of specific segments.  This caption also includes certain legal-related expenses and settlements, net of insurance reimbursements.

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

The estimated fair value of the Company’s outstanding debt balances as of June 30, 2018 and December 31, 2017 is set forth below (in thousands):

	June 30, 2018		December 31, 2017
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Revolving credit facility	$—	$—	$268,000	$268,000
3.95% Senior Notes	525,000	491,415	—	—
4.97% Series A Senior Notes	300,000	304,641	300,000	303,966
4.27% Series B Senior Notes	300,000	298,869	300,000	295,616
Total debt	$1,125,000	$1,094,925	$868,000	$867,582

The carrying value of the balances outstanding under the revolving credit facility approximated its fair value as this instrument has floating interest rates.  The fair value of the 3.95% Senior Notes at June 30, 2018 is based on discounted cash flows associated with the notes using the market rate of interest at June 30, 2018 of 4.79%.  The fair values of the Series A Notes and Series B Notes at June 30, 2018 and December 31, 2017 are based on discounted cash flows associated with the respective notes using current market rates of interest at those respective dates.  For the Series A Notes, the current market rates used in measuring this fair value were 4.25% at June 30, 2018 and 4.46% at December 31, 2017.  For the Series B Notes, the current market rates used in measuring this fair value were 4.38% at June 30, 2018 and 4.64% at December 31, 2017. These fair value estimates are based on observable market inputs and are considered Level 2 fair value estimates in the fair value hierarchy of fair value accounting.

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

Through the SSE merger, we acquired a fleet of 91 drilling rigs, 36 of which we consider to be APEX® rigs. Additionally, through the SSE merger, we acquired approximately 500,000 horsepower of fracturing equipment located in Oklahoma and Texas.  The oilfield rentals business acquired through the SSE merger has a fleet of premium oilfield rental tools, and provides specialized services for land-based oil and natural gas drilling, completion and workover activities.  Operational and financial data in the discussion and analysis below includes the results of operations of the SSE business since April 20, 2017.

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

The closing price of oil was as high as $107.95 per barrel in June 2014.  Prices began to fall in the third quarter of 2014 and reached a twelve-year low of $26.19 in February 2016.  Oil prices have recovered from the lows experienced in the first quarter of 2016.  Oil prices averaged $68.03 per barrel in the second quarter of 2018.

Our rig count in the United States declined significantly during the industry downturn that began in late 2014, but has improved since the second quarter of 2016.  For the second quarter of 2018, our average rig count in the United States improved to 175 rigs, which was an increase from an average of 166 rigs in the first quarter of 2018.  Term contracts have supported our operating rig count during the last three years.  Based on contracts currently in place, we expect an average of 119 rigs operating under term contracts during the third quarter of 2018 and an average of 81 rigs operating under term contracts during the twelve months ending June 30, 2019.

During the second quarter, we activated two frac spreads, the first of which was created early in the second quarter from already active equipment.  The second frac spread was activated late in the second quarter, and therefore did not significantly contribute to second quarter revenues.  Based on current market conditions, we do not plan to reactivate additional frac spreads at this time.

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

The North American oil and natural gas services industry is cyclical and at times experiences downturns in demand.  During these periods, there have been substantially more drilling rigs, pressure pumping equipment and directional drilling equipment available than necessary to meet demand.  As a result, contract drilling, pressure pumping and directional drilling contractors have had difficulty sustaining profit margins and, at times, have incurred losses during the downturn periods.  Currently, there is an excess of drilling rigs that are not super-spec, pressure pumping equipment and directional drilling equipment available. In circumstances of excess capacity, providers of contract drilling, pressure pumping and directional drilling services have difficulty sustaining profit margins and may sustain losses during downturn periods. We cannot predict either the future level of demand for our contract drilling, pressure pumping or directional drilling services or future conditions in the oil and natural gas contract drilling, pressure pumping or directional drilling businesses.

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

For the three and six months ended June 30, 2018 and 2017, our operating revenues consisted of the following (dollars in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2018		2017		2018		2017
Contract drilling	$349,922	40.9%	$270,111	46.6%	$677,725	40.7%	$428,839	48.5%
Pressure pumping	425,303	49.8%	290,044	50.1%	832,087	50.0%	431,218	48.8%
Directional drilling	52,705	6.2%	—	0.0%	101,321	6.1%	—	0.0%
Other operations	26,488	3.1%	19,031	3.3%	52,449	3.2%	24,304	2.7%
	$854,418	100.0%	$579,186	100.0%	$1,663,582	100.0%	$884,361	100.0%

Contract Drilling

Contract drilling operations accounted for 40.9% of our consolidated second quarter 2018 revenues, and contract drilling revenues increased 29.5% over the comparable 2017 period.

We have addressed our customers’ needs for drilling horizontal wells in shale and other unconventional resource plays by expanding our areas of operation and improving the capabilities of our drilling fleet during the last several years.  The U.S. land rig industry has recently begun referring to certain high specification rigs as “super-spec” rigs.  We consider a super-spec rig to be a 1,500 horsepower, AC powered rig that has a 750,000 pound hookload, has a 7,500 psi circulating system and is pad capable.  As of June 30, 2018, our rig fleet included 198 APEX® rigs, of which 141 were super-spec rigs. During the six months ended June 30, 2018, we delivered eight rigs with major upgrades.  We have delivered one rig with a major upgrade since June 30, 2018, and we have customer contracts to deliver an additional seven rigs with major upgrades through early 2019.

We maintain a backlog of commitments for contract drilling revenues under term contracts, which we define as contracts with a fixed term of six months or more.  Our contract drilling backlog as of June 30, 2018 was approximately $680 million. Approximately 19% of the total June 30, 2018 backlog is reasonably expected to remain at June 30, 2019.  From June 30, 2018 to July 25, 2018, we signed contracts providing for more than $200 million of additional future dayrate drilling revenue.  We generally calculate our backlog by multiplying the dayrate under our term drilling contracts by the number of days remaining under the contract.  The calculation does not include any revenues related to other fees such as for mobilization, demobilization and customer reimbursables, nor does it include potential reductions in rates for unscheduled standby or during periods in which the rig is moving or incurring maintenance and repair time in excess of what is permitted under the drilling contract.  For contracts that contain variable dayrate pricing, our backlog calculation uses the dayrate in effect at the time of the calculation.  In addition, our term drilling contracts are generally subject to termination by the customer on short notice and provide for an early termination payment to us in the event that the contract is terminated by the customer.  For contracts on which we have received an early termination notice, our backlog calculation includes the early termination rate, instead of the dayrate, for the period over which we expect to receive the lower rate.

Ongoing factors which could continue to adversely affect utilization rates and pricing, even in an environment of high oil and natural gas prices and increased drilling activity, include:

•	movement of drilling rigs from region to region,
•	reactivation of drilling rigs,
•	refurbishment and upgrades of existing drilling rigs, and
•	construction of new technology drilling rigs.

Pressure Pumping

Pressure pumping operations accounted for 49.8% of our consolidated second quarter 2018 revenues, and pressure pumping revenues increased 46.6% over the comparable 2017 period.  As of June 30, 2018, we had approximately 1.6 million horsepower in our pressure pumping fleet. The completions market showed signs of oversupply towards the end of the second quarter.  The softening market conditions made it difficult for us to backfill the unexpectedly high amount of idle time.

Directional Drilling

Directional drilling operations accounted for 6.2% of our consolidated second quarter 2018 revenue.  Because this activity did not commence until the acquisition of MS Directional in October 2017, there is no corresponding revenue in this segment for the comparable 2017 period.  We provide a comprehensive suite of directional drilling services in most major producing onshore oil and gas basins in the United States.  Our directional drilling services include directional drilling, downhole performance motors, directional surveying, measurement-while-drilling, and wireline steering tools, and we provide services that improve the accuracy of horizontal wellbore placement.

Other Operations

Other operations revenue accounted for 3.1% of our consolidated second quarter 2018 revenues, and our other operations revenue increased 39.2% over the comparable 2017 period.  Our oilfield rentals business, which was acquired with the SSE merger, provides the largest revenue contribution to our other operations.  Our oilfield rentals business has a fleet of premium oilfield rental tools, and provides specialized services for land-based oil and natural gas drilling, completion and workover activities.

For the three and six months ended June 30, 2018 and 2017, our operating income (loss) consisted of the following (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Contract drilling	$(251)	$(73,362)	$(17,354)	$(135,068)
Pressure pumping	20,637	4,636	46,026	(18,255)
Directional drilling	(7,678)	—	(12,591)	—
Other operations	(4,777)	(4,563)	(8,866)	(6,514)
Corporate	(16,935)	(66,947)	(38,321)	(73,038)
	$(9,004)	$(140,236)	$(31,106)	$(232,875)

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

The improvement in demand for our services and a reduction in merger and integration expenses resulted in a consolidated net loss for the second quarter of 2018 of $10.7 million, compared to a consolidated net loss of $92.2 million for the second quarter of 2017.

Results of Operations

The following tables summarize results of operations by business segment for the three months ended June 30, 2018 and 2017:

Contract Drilling	2018	2017	% Change
	(dollars in thousands)
Revenues	$349,922	$270,111	29.5%
Direct operating costs	217,674	180,658	20.5%
Margin (1)	132,248	89,453	47.8%
Selling, general and administrative	1,561	1,401	11.4%
Depreciation and amortization	130,938	161,414	(18.9)%
Operating loss	$(251)	$(73,362)	(99.7)%
Operating days	15,998	13,323	20.1%
Average revenue per operating day	$21.87	$20.27	7.9%
Average direct operating costs per operating day	$13.61	$13.56	0.4%
Average margin per operating day (1)	$8.27	$6.71	23.2%
Average rigs operating	176	146	20.5%
Capital expenditures	$121,095	$71,326	69.8%
(1)

Margin is defined as revenues less direct operating costs and excludes depreciation and amortization and selling, general and administrative expenses. Average margin per operating day is defined as margin divided by operating days.

Generally, the revenues in our contract drilling segment are most impacted by two primary factors: our average number of rigs operating and our average revenue per operating day.  During the second quarter of 2018, our average number of rigs operating was 176, compared to 146 in the second quarter of 2017. Our average rig revenue per operating day was $21,870 in the second quarter of 2018, compared to $20,270 in the second quarter of 2017.  Our average revenue per operating day is largely dependent on the pricing terms of our rig contracts.

Revenues and direct operating costs increased primarily due to an increase in operating days.  Operating days increased in the quarter primarily due to the recovery in the oil and natural gas industry, the contribution of rigs that have been upgraded to super-spec capability and the full quarter contribution of rigs acquired in the SSE merger.  Depreciation and amortization decreased primarily due to a $29.0 million impairment charge taken in the second quarter of 2017 related to the write-down of drilling equipment that had no continuing utility as a result of the upgrade of certain rigs to super-spec capability. Capital expenditures increased over the comparable 2017 quarter due to upgrading rigs to super-spec capability, higher maintenance capital expenditures and other equipment upgrades.

Pressure Pumping	2018	2017	% Change
	(dollars in thousands)
Revenues	$425,303	$290,044	46.6%
Direct operating costs	342,885	233,900	46.6%
Margin (1)	82,418	56,144	46.8%
Selling, general and administrative	3,919	3,703	5.8%
Depreciation, amortization and impairment	57,862	47,805	21.0%
Operating income	$20,637	$4,636	345.1%
Fracturing jobs	217	173	25.4%
Other jobs	264	338	(21.9)%
Total jobs	481	511	(5.9)%
Average revenue per fracturing job	$1,932.62	$1,643.06	17.6%
Average revenue per other job	$22.44	$17.14	30.9%
Average revenue per total job	$884.21	$567.60	55.8%
Average direct operating costs per total job	$712.86	$457.73	55.7%
Average margin per total job (1)	$171.35	$109.87	56.0%
Margin as a percentage of revenues (1)	19.4%	19.4%	(—)%
Capital expenditures	$56,195	$38,780	44.9%
(1)

Margin is defined as revenues less direct operating costs and excludes depreciation, amortization and impairment and selling, general and administrative expenses. Average margin per total job is defined as margin divided by total jobs. Margin as a percentage of revenues is defined as margin divided by revenues.

Generally, the revenues in our pressure pumping segment are most impacted by our number of fracturing jobs and the size (including whether or not we provide proppant and other materials) of those jobs, which is reflected in our average revenue per fracturing job.  We completed 217 fracturing jobs during the second quarter of 2018 compared to 173 fracturing jobs in the second quarter of 2017.  Our average revenue per fracturing job was $1.932 million in the second quarter of 2018 compared to $1.643 million in the second quarter of 2017.

Revenues and direct operating costs during the three months ended June 30, 2018 increased primarily due to an increase in the number and size of fracturing jobs due to the recovery in the oil and natural gas industry and the inclusion of pressure pumping operations acquired from SSE for a full quarter, as compared to the quarter ended June 30, 2017.  Depreciation and amortization increased primarily due to the assets acquired in the SSE merger.  Average revenue per job increased due to improved pricing and an increase in the size of the jobs.  Average direct operating costs per job increased primarily due to the increase in the size of the jobs.  The increase in capital expenditures was primarily due to higher maintenance capital expenditures as a result of higher activity.

Directional Drilling	2018	2017	% Change
	(in thousands)
Revenues	$52,705	$—	NA
Direct operating costs	43,685	—	NA
Margin (1)	9,020	—	NA
Selling, general and administrative	4,824	—	NA
Depreciation and amortization	11,874	—	NA
Operating loss	$(7,678)	$—	NA
Capital expenditures	$10,034	$—	NA
(1)	Margin is defined as revenues less direct operating costs and excludes depreciation and amortization and selling, general and administrative expenses.

Our directional drilling segment originated with the October 11, 2017 acquisition of MS Directional, and consequently we had no results for the second quarter of 2017 in this segment.

Other Operations	2018	2017	% Change
	(in thousands)
Revenues	$26,488	$19,031	39.2%
Direct operating costs	17,513	12,671	38.2%
Margin (1)	8,975	6,360	41.1%
Selling, general and administrative	3,923	2,803	40.0%
Depreciation, depletion and impairment	9,829	8,120	21.0%
Operating loss	$(4,777)	$(4,563)	4.7%
Capital expenditures	$7,311	$8,017	(8.8)%
(1)	Margin is defined as revenues less direct operating costs and excludes depreciation, depletion and impairment and selling, general and administrative expenses.

Revenues, direct operating costs, selling, general and administrative expense and depreciation, depletion and impairment expense from other operations increased primarily as a result of the full quarter inclusion of our oilfield rentals business acquired in the SSE merger on April 20, 2017.

Corporate	2018	2017	% Change
	(in thousands)
Selling, general and administrative	$21,436	$15,571	37.7%
Merger and integration expenses	$747	$51,193	(98.5)%
Depreciation	$1,881	$1,989	(5.4)%
Other operating income:
Net gain on asset disposals	$(7,062)	$(1,807)	290.8%
Legal-related expenses and settlements, net of insurance reimbursements	3,441	1	NA
Other	(3,508)	—	NA
Other operating income	$(7,129)	$(1,806)	294.7%
Interest income	$2,360	$642	267.6%
Interest expense	$12,667	$9,075	39.6%
Other income	$216	$131	64.9%
Capital expenditures	$227	$227	(—)%

Selling, general and administrative expense increased in the three months ended June 30, 2018, but as a percentage of consolidated revenue decreased to 2.5% compared to 2.7% for the three months ended June 30, 2017.  Merger and integration expenses incurred in 2018 were related to the SSE merger and the Superior QC acquisition.  Merger and integration expenses incurred in the second quarter of 2017 were related to the SSE merger.  Other operating income includes net gains associated with the disposal of assets.  Accordingly, the related gains or losses have been excluded from the results of specific segments. The majority of the net gain on asset disposals during the second quarter of 2018 reflects gains on disposal of drilling equipment.  Other operating income during the second quarter of 2018 also includes the gain on the collection of a note receivable that had been recorded at a discount.  Interest income increased in the three months ended June 30, 2018 due to interest earned on the portion of the proceeds of the January 2018 debt offering that were held as cash during the second quarter of 2018.  The debt offering also resulted in an increase in interest expense for the three months ended June 30, 2018.

The following tables summarize results of operations by business segment for the six months ended June 30, 2018 and 2017:

Contract Drilling	2018	2017	% Change
	(dollars in thousands)
Revenues	$677,725	$428,839	58.0%
Direct operating costs	430,257	288,879	48.9%
Margin (1)	247,468	139,960	76.8%
Selling, general and administrative	2,967	3,055	(2.9)%
Depreciation and amortization	261,855	271,973	(3.7)%
Operating loss	$(17,354)	$(135,068)	(87.2)%
Operating days	31,216	20,810	50.0%
Average revenue per operating day	$21.71	$20.61	5.3%
Average direct operating costs per operating day	$13.78	$13.88	(0.7)%
Average margin per operating day (1)	$7.93	$6.73	17.8%
Average rigs operating	172	115	49.6%
Capital expenditures	$196,342	$115,547	69.9%

(1)

Margin is defined as revenues less direct operating costs and excludes depreciation and amortization and selling, general and administrative expenses. Average margin per operating day is defined as margin divided by operating days.

During the first six months of 2018, our average number of rigs operating was 172, compared to 115 in the same period of 2017.  Our average rig revenue per operating day was $21,710 in the first half of 2018, compared to $20,610 in the first half of 2017.  Our average revenue per operating day is largely dependent on the pricing terms of our rig contracts.

Revenues and direct operating costs increased primarily due to an increase in operating days.  Operating days increased in the first six months of 2018 primarily due to the recovery in the oil and natural gas industry, the contribution of rigs acquired in the SSE merger and the contribution from rigs that have been upgraded to super-spec capability.  Average direct operating costs per day decreased primarily due to greater overhead absorption given the larger number of active rigs in the 2018 period.  Capital expenditures increased over the comparable 2017 period due to upgrading rigs to super-spec capability, higher maintenance capital expenditures and other equipment upgrades.

Pressure Pumping	2018	2017	% Change
	(dollars in thousands)
Revenues	$832,087	$431,218	93.0%
Direct operating costs	663,855	352,913	88.1%
Margin (1)	168,232	78,305	114.8%
Selling, general and administrative	7,822	6,505	20.2%
Depreciation and amortization	114,384	90,055	27.0%
Operating income (loss)	$46,026	$(18,255)	(352.1)%
Fracturing jobs	421	268	57.1%
Other jobs	544	620	(12.3)%
Total jobs	965	888	8.7%
Average revenue per fracturing job	$1,948.88	$1,575.09	23.7%
Average revenue per other job	$21.34	$14.67	45.5%
Average revenue per total job	$862.27	$485.61	77.6%
Average direct operating costs per total job	$687.93	$397.42	73.1%
Average margin per total job (1)	$174.33	$88.18	97.7%
Margin as a percentage of revenues (1)	20.2%	18.2%	11.0%
Capital expenditures and acquisitions	$81,118	$58,193	39.4%
(1)

Margin is defined as revenues less direct operating costs and excludes depreciation, amortization and impairment and selling, general and administrative expenses. Average margin per total job is defined as margin divided by total jobs. Margin as a percentage of revenues is defined as margin divided by revenues.

We completed 421 fracturing jobs during the first six months of 2018 compared to 268 fracturing jobs in the same period of 2017.  Our average revenue per fracturing job was $1.949 million in the first half of 2018 compared to $1.575 million in the first half of 2017.

Revenues and direct operating costs during the six months ended June 30, 2018 increased primarily due to an increase in the number and size of fracturing jobs due to the recovery in the oil and natural gas industry and the inclusion of pressure pumping operations acquired from SSE, as compared to the six months ended June 30, 2017.  Depreciation and amortization increased primarily due to the assets acquired in the SSE merger.  Average revenue per job increased due to improved pricing and an increase in the size of the jobs.  Average direct operating costs per job increased primarily due to the increase in the size of the jobs.  Margin as a percentage of revenues improved due to improvements in pricing and economies of scale, as activity levels increased.  The increase in capital expenditures was primarily due to higher maintenance capital expenditures as a result of higher activity.

Directional Drilling	2018	2017	% Change
	(in thousands)
Revenues	$101,321	$—	NA
Direct operating costs	81,374	—	NA
Margin (1)	19,947	—	NA
Selling, general and administrative	9,762	—	NA
Depreciation and amortization	22,776	—	NA
Operating loss	$(12,591)	$—	NA
Capital expenditures	$22,863	$—	NA

(1)	Margin is defined as revenues less direct operating costs and excludes depreciation and amortization and selling, general and administrative expenses.

Our directional drilling segment originated with the October 11, 2017 acquisition of MS Directional, and consequently we had no results for the first six months of 2017 in this segment.

Other Operations	2018	2017	% Change
	(in thousands)
Revenues	$52,449	$24,304	115.8%
Direct operating costs	35,258	15,930	121.3%
Margin (1)	17,191	8,374	105.3%
Selling, general and administrative	6,914	4,596	50.4%
Depreciation, depletion and impairment	19,143	10,292	86.0%
Operating loss	$(8,866)	$(6,514)	36.1%
Capital expenditures	$16,707	$12,369	35.1%
(1)	Margin is defined as revenues less direct operating costs and excludes depreciation, depletion and impairment and selling, general and administrative expenses.

Revenues, direct operating costs, selling, general and administrative expense and depreciation, depletion and impairment expense from other operations increased primarily as a result of the inclusion of our oilfield rentals business acquired in the SSE merger on April 20, 2017.  The increase in capital expenditures was primarily due to investments in the oilfield rentals business.

Corporate	2018	2017	% Change
	(in thousands)
Selling, general and administrative	$41,015	$28,174	45.6%
Merger and integration expenses	$2,738	$56,349	(95.1)%
Depreciation	$4,118	$3,225	27.7%
Other operating income:
Net gain on asset disposals	$(17,472)	$(15,367)	13.7%
Legal-related expenses and settlements, net of insurance reimbursements	9,321	657	NA
Research and development	2,109	—	NA
Other	(3,508)	—	NA
Other operating income	$(9,550)	$(14,710)	(35.1)%
Interest income	$3,783	$1,048	261.0%
Interest expense	$26,292	$17,345	51.6%
Other income	$385	$148	160.1%
Capital expenditures	$753	$681	10.6%

Selling, general and administrative expense increased in the six months ended June 30, 2018, but as a percentage of consolidated revenue decreased to 2.5% compared to 3.2% for the six months ended June 30, 2017.  Selling, general and administrative expense increased in the six months ended June 30, 2018 due to the personnel added as a result of the SSE merger.  Merger and integration expenses incurred in 2018 are related to the SSE merger, Superior QC acquisition and MS Directional acquisition.  Merger and integration expenses incurred in 2017 are related to the SSE merger.  Depreciation expense increased in the first six months of 2018 compared to the same period in 2017 due to the additional corporate assets acquired in the SSE merger.  Other operating income includes net gains associated with the disposal of assets.  Accordingly, the related gains or losses have been excluded from the results of specific segments. The majority of the net gain on asset disposals during the 2018 period reflects gains on disposal of drilling equipment.  The 2017 period included a gain of $11.2 million related to the sale of real estate.  Legal-related expenses and settlements includes insurance deductibles and investigation costs related to an accident at a drilling site in January 2018.  Research and development expense during 2018 relates to the funding of research into pressure pumping technology.  Other operating income during the first six months of 2018 also includes the gain on the collection of a note receivable that had been recorded at a discount.  Interest income increased in the six months ended June 30, 2018 due to interest earned on the portion of the proceeds of the January 2018 debt offering that were held as cash during the first half of 2018.  The debt offering also resulted in an increase in interest expense for the six months ended June 30, 2018.

Income Taxes

Our effective income tax rate for the three months ended June 30, 2018 was 43.9%, compared with 37.9% for the three months ended June 30, 2017.  The higher effective income tax rate for the three months ended June 30, 2018 was primarily attributable to changes in forecasted annual pretax income from the first quarter of 2018 to the second quarter of 2018.

Our effective income tax rate for the six months ended June 30, 2018 was 15.2%, compared with 37.5% for the six months ended June 30, 2017.  The lower effective income tax rate for the six months ended June 30, 2018 was primarily attributable to the reduction of the U.S. federal statutory tax rate and additional limitations for the deductibility of meals and entertainment expenses as a result of Tax Reform.  We also recorded a valuation allowance against the net deferred tax assets of one of our Canadian subsidiaries due to a change in judgment as to the realizability of these assets in the first quarter of 2018.

Liquidity and Capital Resources

Our liquidity as of June 30, 2018 included approximately $407 million in working capital, including $242 million of cash and cash equivalents, and approximately $600 million available under our revolving credit facility.

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

During the six months ended June 30, 2018, our sources of cash flow included:

•	$300 million from operating activities,
•	$21.0 million in proceeds from the disposal of property and equipment,
•	$23.8 million from collection of note receivable, and
•	$521 million in proceeds from the issuance of long-term debt.

During the six months ended June 30, 2018, we used $268 million to repay net borrowings under our revolving credit facility, $3.8 million for the acquisition of Superior QC, $13.3 million to pay dividends on our common stock, $4.3 million for debt issuance costs, $59.9 million for the repurchase of our common stock and $318 million:

•	to make capital expenditures for the acquisition, betterment and refurbishment of drilling rigs and pressure pumping equipment,
•	to acquire and procure equipment and facilities to support our drilling, pressure pumping, directional drilling, oilfield rentals and manufacturing operations, and
•	to fund investments in oil and natural gas properties on a non-operating working interest basis.

We paid cash dividends during the six months ended June 30, 2018 as follows:

	Per Share	Total
		(in thousands)
Paid on March 22, 2018	$0.02	$4,443
Paid on June 21, 2018	0.04	8,832
	$0.06	$13,275

On July 25, 2018, our Board of Directors approved a cash dividend on our common stock in the amount of $0.04 per share to be paid on September 20, 2018 to holders of record as of September 6, 2018. The amount and timing of all future dividend payments, if any, are subject to the discretion of the Board of Directors and will depend upon business conditions, results of operations, financial condition, terms of our debt agreements and other factors.

On September 6, 2013, our Board of Directors approved a stock buyback program that authorized purchase of up to $200 million of our common stock in open market or privately negotiated transactions. All purchases executed to date have been through open market transactions. Purchases under the program are made at management’s discretion, at prevailing prices, subject to market conditions and other factors. Purchases may be made at any time without prior notice. Shares of stock purchased under the plan are held as treasury shares. There is no expiration date associated with the buyback program. As of June 30, 2018, we had remaining authorization to purchase approximately $136 million of our outstanding common stock under the 2013 stock buyback program.  On July 25, 2018, our Board of Directors approved an increase of the authorization under the stock buyback program to allow for $250 million of future share repurchases.

Treasury stock acquisitions during the six months ended June 30, 2018 were as follows (dollars in thousands):

	Shares	Cost
Treasury shares at beginning of period	43,802,611	$918,711
Purchases pursuant to stock buyback program	2,603,317	50,530
Acquisitions pursuant to long-term incentive plan (1)	459,680	9,349
Treasury shares at end of period	46,865,608	$978,590

(1)We withheld 459,680 shares in the second quarter of 2018 with respect to employees’ tax withholding obligations upon vesting of restricted shares.  These shares were acquired at fair market value pursuant to the terms of the Patterson-UTI Energy, Inc. 2014 Long-Term Incentive Plan and not pursuant to the stock buyback program.

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

Loans under the Credit Agreement bear interest by reference, at our election, to the LIBOR rate or base rate, provided, that swing line loans bear interest by reference only to the base rate.  The applicable margin on LIBOR rate loans varies from 1.00% to 2.00% and the applicable margin on base rate loans varies from 0.00% to 1.00%, in each case determined based upon our credit rating.  A letter of credit fee is payable by us equal to the applicable margin for LIBOR rate loans times the daily amount available to be drawn under outstanding letters of credit.  The commitment fee rate payable to the lenders varies from 0.10% to 0.30% based on our credit rating.

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

As of June 30, 2018, we had no amounts outstanding under our revolving credit facility.  We had $81,000 in letters of credit outstanding under our revolving credit facility at June 30, 2018 and, as a result, had available borrowing capacity of approximately $600 million at that date.

2015 Reimbursement Agreement — On March 16, 2015, we entered into a Reimbursement Agreement (the “Reimbursement Agreement”) with The Bank of Nova Scotia (“Scotiabank”), pursuant to which we may from time to time request that Scotiabank issue an unspecified amount of letters of credit.  As of June 30, 2018, we had $63.4 million in letters of credit outstanding under the Reimbursement Agreement.

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

The respective note purchase agreements require compliance with two financial covenants. We must not permit our debt to capitalization ratio to exceed 50% at any time. The note purchase agreements generally define the debt to capitalization ratio as the ratio of (a) total borrowed money indebtedness to (b) the sum of such indebtedness plus consolidated net worth, with consolidated net worth determined as of the last day of the most recently ended fiscal quarter. We also must not permit our interest coverage ratio as of the last day of a fiscal quarter to be less than 2.50 to 1.00. The note purchase agreements generally define the interest coverage ratio as the ratio of EBITDA for the four prior fiscal quarters to interest charges for the same period. We were in compliance with these financial covenants as of June 30, 2018. We do not expect that the restrictions and covenants will impair, in any material respect, our ability to operate or react to opportunities that might arise.

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

We, at our option, may redeem the Notes in whole or in part, at any time or from time to time at a redemption price equal to 100% of the principal amount of such 2028 Notes to be redeemed, plus accrued and unpaid interest, if any, on those 2028 Notes to the redemption date, plus a make-whole premium.  Additionally, commencing on November 1, 2027, we, at our option, may redeem the 2028 Notes in whole or in part, at a redemption price equal to 100% of the principal amount of the 2028 Notes to be redeemed, plus accrued and unpaid interest, if any, on those 2028 Notes to the redemption date.

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

Commitments and Contingencies — As of June 30, 2018, we maintained letters of credit in the aggregate amount of $63.5 million primarily for the benefit of various insurance companies as collateral for retained losses which could become payable under the terms of the underlying insurance contracts. These letters of credit expire annually at various times during the year and are typically renewed. As of June 30, 2018, no amounts had been drawn under the letters of credit.

As of June 30, 2018, we had commitments to purchase major equipment and make investments totaling approximately $162 million for our drilling, pressure pumping, directional drilling and oilfield rentals businesses.

Our pressure pumping business has entered into agreements to purchase minimum quantities of proppants and chemicals from certain vendors. These agreements expire in 2018, 2021 and 2041. As of June 30, 2018, the remaining obligation under these agreements was approximately $122 million, of which approximately $17.0 million relates to purchases required during the remainder of 2018. In the event the required minimum quantities are not purchased during certain periods, we could be required to make a liquidated damages payment to the respective vendor for any shortfall.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
	(in thousands)
Net loss	$(10,713)	$(92,184)	$(45,130)	$(155,723)
Income tax benefit	(8,382)	(56,354)	(8,100)	(93,301)
Net interest expense	10,307	8,433	22,509	16,297
Depreciation, depletion, amortization and impairment	212,384	219,328	422,276	375,545
Adjusted EBITDA	$203,596	$79,223	$391,555	$142,818

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

Volatility of Oil and Natural Gas Prices and its Impact on Operations and Financial Condition

Our revenue, profitability and cash flows are highly dependent upon prevailing prices for oil and natural gas and expectations about future prices.  For many years, oil and natural gas prices and markets have been extremely volatile.  Prices are affected by many factors beyond our control.  The closing price of oil was as high as $107.95 per barrel in June 2014.  Prices began to fall in the third quarter of 2014 and reached a twelve-year low of $26.19 in February 2016.  Oil prices have recovered from the lows experienced in the first quarter of 2016. Oil prices averaged $68.03 per barrel in the second quarter of 2018.

We expect oil and natural gas prices to continue to be volatile and to affect our financial condition, operations and ability to access sources of capital.  Higher oil and natural gas prices do not necessarily result in increased activity because demand for our services is generally driven by our customers’ expectations of future oil and natural gas prices.  A decline in demand for oil and natural gas, prolonged low oil or natural gas prices or expectations of decreases in oil and natural gas prices, would likely result in reduced capital expenditures by our customers and decreased demand for our services, which could have a material adverse effect on our financial condition, operating results and cash flows.  Even during periods of high prices for oil and natural gas, companies exploring for oil and natural gas may cancel or curtail programs, or reduce their levels of capital expenditures for exploration and production for a variety of reasons, which could reduce demand for our services.

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk

As of June 30, 2018, we had exposure to interest rate market risk associated with any borrowings that we had under the Credit Agreement and the Reimbursement Agreement.

Loans under the Credit Agreement bear interest by reference, at our election, to the LIBOR rate or base rate, provided, that swing line loans bear interest by reference only to the base rate.  The applicable margin on LIBOR rate loans varies from 1.00% to 2.00% and the applicable margin on base rate loans varies from 0.00% to 1.00%, in each case determined based on our credit rating. As of June 30, 2018, the applicable margin on LIBOR rate loans was 1.5% and the applicable margin on base rate loans was 0.5%.  As of June 30, 2018, we had no amounts outstanding under our revolving credit facility.

Under the Reimbursement Agreement, we will reimburse Scotiabank on demand for any amounts that Scotiabank has disbursed under any letters of credit.  We are obligated to pay to Scotiabank interest on all amounts not paid by us on the date of demand or when otherwise due at the LIBOR rate plus 2.25% per annum.  As of June 30, 2018, no amounts had been disbursed under any letters of credit.

We conduct a portion of our business in Canadian dollars. The exchange rate between Canadian dollars and U.S. dollars has fluctuated during the last several years. If the value of the Canadian dollar against the U.S. dollar weakens, revenues and earnings of our Canadian operations will be reduced and the value of our Canadian net assets will decline when they are translated to U.S. dollars. This currency risk is not material to our financial condition or results of operations.

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

Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10‑Q. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of June 30, 2018.

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

PART II — OTHER INFORMATION

ITEM 1. Legal Proceedings

On January 22, 2018, an accident at a drilling site in Pittsburg County, Oklahoma resulted in the losses of life of five people, including three of our employees.  The U.S. Environmental Protection Agency (“EPA”), U.S. Occupational Safety and Health Administration (“OSHA”) and the U.S. Chemical Safety and Hazard Investigation Board (“CSB”) initiated investigations related to this accident.  The EPA and the CSB investigations are ongoing, and we are cooperating with the agencies regarding these investigations.  The results of these investigations are not known at this time, and we are unable to determine what finding they might reach, predict what actions these agencies may require or recommend, or estimate what penalties, if any, the EPA might assess (the CSB has no authority to issue penalties).

On July 18, 2018, OSHA issued a citation containing alleged violations, proposed abatement dates and an aggregate proposed penalty of approximately $74,000.  We have filed a notice of contest with OSHA that contests all citations, abatement dates and proposed penalties. The ultimate resolution of the OSHA citation is not known at this time, and we are unable to determine what alleged violations and proposed penalties will be modified or eliminated, if any.

Lawsuits have been filed in the District Court for Pittsburg County, Oklahoma in connection with the five individuals who lost their lives and one of our employees who was injured in the accident.  These lawsuits allege various causes of action against us including negligence, gross negligence, knowledge that injury or death was substantially certain, acting with purpose, recklessness, wrongful death and survival, and the plaintiffs seek an unspecified amount of damages, including punitive or exemplary damages, costs, interest, and other relief. We dispute the plaintiffs’ allegations and intend to defend ourselves vigorously.  Based on the information we have available as of the date of this Report, we believe that we have adequate insurance to cover any losses, excluding the applicable insurance deductibles and investigation-related expenses. However, if this accident is not fully covered by insurance or an enforceable and recoverable indemnity from a third party, it could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Additionally, we are party to various legal proceedings arising in the normal course of our business.

We do not believe that the outcome of these proceedings, either individually or in the aggregate, will have a material adverse effect on our financial condition, results of operations or cash flows.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

The table below sets forth the information with respect to purchases of our common stock made by us during the quarter ended June 30, 2018.

				Approximate Dollar
			Total Number of	Value of Shares
			Shares (or Units)	That May Yet Be
			Purchased as Part	Purchased Under the
	Total	Average Price	of Publicly	Plans or
	Number of Shares	Paid per	Announced Plans	Programs (in
Period Covered	Purchased (1)	Share	or Programs	thousands)(2)
April 2018	142,934	$19.64	—	169,616
May 2018	880,085	$22.13	658,950	154,897
June 2018	1,115,178	$18.54	1,019,567	136,013
Total	2,138,197		1,678,517	136,013

(1)

We withheld 142,934 shares in April 2018, 221,135 shares in May 2018 and 95,611 shares in June 2018 with respect to employees’ tax withholding obligations upon vesting of restricted shares.  These shares were acquired at fair market value pursuant to the terms of the Patterson-UTI Energy, Inc. 2014 Long-Term Incentive Plan and not pursuant to the stock buyback program.

(2)

On September 9, 2013, we announced that our Board of Directors approved a stock buyback program authorizing purchases of up to $200 million of our common stock in open market or privately negotiated transactions. All purchases executed to date have been through open market transactions.  Purchases under the program are made at management’s discretion, at prevailing prices, subject to market conditions and other factors.  Purchases may be made at any time without prior notice.  Shares of stock purchased under the plan are held as treasury shares.  There is no expiration date associated with the buyback program.  On July 26, 2018, we announced that our Board of Directors approved an increase of the authorization under the stock buyback program to allow for $250 million of future share repurchases.

ITEM 5. Other Information

On July 25, 2018, the Board of Directors approved and adopted the Third Amended and Restated Bylaws of the Company (the “Bylaws”), which amended the Second Amended and Restated Bylaws of the Company. The Bylaws were effective upon adoption. The Bylaws include the following amendments:

A new Article I, Section 5(b) has been added to provide that except as otherwise required by law, regulation, the Company’s Certificate of Incorporation or Bylaws, or the rules or regulations of any stock exchange, the affirmative vote of the holders of a majority of the shares entitled to vote on a matter and represented in person or by proxy at a meeting at which a quorum is present shall be the act of the stockholders with respect to such matter (except for the approval of independent public accountants and any matter with respect to the compensation of executives, in which case the affirmative vote of the holders of a majority of the shares entitled to vote, and voted “for” or “against” such matter at a meeting at which a quorum is present shall be the act of the stockholders).

Article I, Section 8 (formerly Sections 8 and 9) updates the advance notice and related procedural and disclosure requirements by which a stockholder (a “proposing stockholder”) may nominate directors or propose business in connection with an annual meeting of stockholders. The amendments require the provision of information regarding each candidate whom a proposing stockholder proposes to nominate for election as a director or a description of the business being proposed.  Additionally, the proposing stockholder must provide information regarding the proposing stockholder, the proposing stockholder’s ownership of securities in the Company (including ownership of derivative securities), a description of any agreements that the proposing stockholder may be party to in connection with the proposal or nomination, and representations with respect to ownership of securities in the Company and whether the proposing stockholder is part of a group that intends to solicit proxies in support of such proposal or nomination.  Additionally, the proposing stockholder must update or supplement its notice, if necessary, prior to the annual meeting and the proposing stockholder (or a qualified representative) must appear at the annual meeting in order for such director nominee to be considered or business to be conducted.  Article I, Section 8 also provides that similar procedures must be followed for a proposing stockholder to nominate directors for election at a special meeting of stockholders at which directors are to be elected.

A new Article I, Section 9 has been added to the Bylaws to provide additional requirements for the valid nomination of a candidate for director. The new section requires that a candidate provide certain background information and a representation regarding such nominee’s consent to serve as a director, voting or compensation arrangements and compliance with the Company’s policies and guidelines. The amendment also requires that any proposed candidate furnish such other information as may be reasonably requested by the Board to determine the independence of the candidate.

A new Article I, Section 10 has been added to the Bylaws to provide that the Board of Directors may adopt rules and regulations for the conduct of any meeting of stockholders.

Article II, Section 1 has been updated to provide that the size of the Board of Directors will be determined from time to time solely by resolution of the Board.

Article II, Section 7 has been deleted in its entirety to eliminate the requirement for an annual meeting of the Board of Directors.  Article II continues to provide for customary regular and special meetings of the Board of Directors.

A new Article II, Section 12 has been added to the Bylaws with respect to quorum requirements for meetings of the Board of Directors or a standing committee in the event of any emergency, disaster or catastrophe, as provided for in Section 110 of the General Corporation Law of the State of Delaware.

The Bylaws also include certain technical, conforming, modernizing and clarifying changes. The foregoing description is qualified in its entirety by the Bylaws which are attached hereto as Exhibit 3.5 and incorporated herein by reference.  All of the changes approved by the Board of Directors are shown in the marked version comparing the Third Amended and Restated Bylaws to the Second Amended and Restated Bylaws, attached hereto as Exhibit 3.6.

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

3.4*	Certificate of Amendment to Restated Certificate of Incorporation, as amended.

3.5*	Third Amended and Restated Bylaws.

3.6*	Marked version comparing Third Amended and Restated Bylaws to the Second Amended and Restated Bylaws.

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*

The following materials from Patterson-UTI Energy, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) the Condensed Consolidated Statement of Changes in Stockholders’ Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements.

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

Date: July 30, 2018