Form 10-Q
period 2018-09-30
PATTERSON UTI ENERGY INC
filed 2018-10-29
CIK 889900

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).     Yes ☑    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

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

217,413,548 shares of common stock, $0.01 par value, as of October 25, 2018

PATTERSON-UTI ENERGY, INC. AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION

ITEM 1. Financial Statements

The following unaudited condensed consolidated financial statements include all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented.

PATTERSON-UTI ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited, in thousands, except share data)

	September 30,	December 31,
	2018	2017
ASSETS
Current assets:
Cash and cash equivalents	$214,032	$42,828
Accounts receivable, net of allowance for doubtful accounts of $2,312 and $2,323 at September 30, 2018 and December 31, 2017, respectively	648,414	580,354
Federal and state income taxes receivable	—	1,152
Inventory	69,412	69,167
Other	74,961	53,354
Total current assets	1,006,819	746,855
Property and equipment, net	4,080,900	4,254,730
Goodwill and intangible assets	681,365	687,072
Deposits on equipment purchases	19,058	16,351
Deferred tax assets, net	2,580	3,875
Other	29,220	49,973
Total assets	$5,819,942	$5,758,856
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$349,213	$319,621
Federal and state income taxes payable	2,128	—
Accrued expenses	256,355	226,629
Total current liabilities	607,696	546,250
Borrowings under revolving credit facility	—	268,000
Long-term debt, net of debt discount and issuance costs of $5,998 and $1,217 at September 30, 2018 and December 31, 2017, respectively	1,119,002	598,783
Deferred tax liabilities, net	324,924	350,836
Other	12,893	12,494
Total liabilities	2,064,515	1,776,363
Commitments and contingencies (see Note 9)
Stockholders' equity:
Preferred stock, par value $.01; authorized 1,000,000 shares, no shares issued	—	—
Common stock, par value $.01; authorized 400,000,000 shares at September 30, 2018 and 300,000,000 shares at December 31, 2017 with 267,089,563 and 266,259,083 issued and 217,209,292 and 222,456,472 outstanding at September 30, 2018 and December 31, 2017, respectively	2,671	2,662
Additional paid-in capital	2,814,748	2,785,823
Retained earnings	1,963,546	2,105,897
Accumulated other comprehensive income	4,828	6,822
Treasury stock, at cost, 49,880,271 and 43,802,611 shares at September 30, 2018 and December 31, 2017, respectively	(1,030,366)	(918,711)
Total stockholders' equity	3,755,427	3,982,493
Total liabilities and stockholders' equity	$5,819,942	$5,758,856

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PATTERSON-UTI ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited, in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Operating revenues:
Contract drilling	$365,280	$301,614	$1,043,005	$730,453
Pressure pumping	421,606	362,441	1,253,693	793,659
Directional drilling	51,556	—	152,877	—
Other	29,036	20,934	81,485	45,238
Total operating revenues	867,478	684,989	2,531,060	1,569,350
Operating costs and expenses:
Contract drilling	226,373	186,957	656,630	475,836
Pressure pumping	342,498	290,315	1,006,353	643,228
Directional drilling	44,740	—	126,114	—
Other	20,447	14,616	55,705	30,546
Depreciation, depletion, amortization and impairment	281,652	196,642	703,928	572,187
Selling, general and administrative	32,820	28,817	101,300	71,147
Merger and integration expenses	—	9,449	2,738	65,798
Other operating income, net	(771)	(3,791)	(10,321)	(18,501)
Total operating costs and expenses	947,759	723,005	2,642,447	1,840,241
Operating loss	(80,281)	(38,016)	(111,387)	(270,891)
Other income (expense):
Interest income	817	101	4,600	1,149
Interest expense, net of amount capitalized	(12,376)	(9,584)	(38,668)	(26,929)
Other	281	78	666	226
Total other expense	(11,278)	(9,405)	(33,402)	(25,554)
Loss before income taxes	(91,559)	(47,421)	(144,789)	(296,445)
Income tax benefit	(16,517)	(13,652)	(24,617)	(106,953)
Net loss	$(75,042)	$(33,769)	$(120,172)	$(189,492)
Net loss per common share:
Basic	$(0.34)	$(0.16)	$(0.55)	$(0.99)
Diluted	$(0.34)	$(0.16)	$(0.55)	$(0.99)
Weighted average number of common shares outstanding:
Basic	218,059	211,875	219,635	191,237
Diluted	218,059	211,875	219,635	191,237
Cash dividends per common share	$0.04	$0.02	$0.10	$0.06

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PATTERSON-UTI ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(unaudited, in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Net loss	$(75,042)	$(33,769)	$(120,172)	$(189,492)
Other comprehensive income (loss), net of taxes of $0 for all periods:
Foreign currency translation adjustment	1,520	3,607	(1,994)	6,595
Total comprehensive loss	$(73,522)	$(30,162)	$(122,166)	$(182,897)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PATTERSON-UTI ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(unaudited, in thousands)

					Accumulated
	Common Stock		Additional		Other
	Number of		Paid-in	Retained	Comprehensive	Treasury
	Shares	Amount	Capital	Earnings	Income (Loss)	Stock	Total
Balance, December 31, 2017	266,259	$2,662	$2,785,823	$2,105,897	$6,822	$(918,711)	$3,982,493
Net loss	—	—	—	(120,172)	—	—	(120,172)
Foreign currency translation adjustment	—	—	—	—	(1,994)	—	(1,994)
Exercise of stock options	40	1	484	—	—	—	485
Issuance of common stock	381	4	(4)	—	—	—	—
Vesting of restricted stock units	416	4	(4)	—	—	—	—
Forfeitures of restricted stock	(6)	—	—	—	—	—	—
Stock-based compensation	—	—	28,449	—	—	—	28,449
Payment of cash dividends	—	—	—	(21,960)	—	—	(21,960)
Dividend equivalents	—	—	—	(219)	—	—	(219)
Purchase of treasury stock	—	—	—	—	—	(111,655)	(111,655)
Balance, September 30, 2018	267,090	$2,671	$2,814,748	$1,963,546	$4,828	$(1,030,366)	$3,755,427

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PATTERSON-UTI ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Nine Months Ended
	September 30,
	2018	2017
Cash flows from operating activities:
Net loss	$(120,172)	$(189,492)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, depletion, amortization and impairment	703,928	572,187
Dry holes and abandonments	569	443
Deferred income tax benefit	(24,617)	(104,190)
Stock-based compensation expense	28,449	35,101
Net gain on asset disposals	(21,186)	(19,079)
Amortization of debt discount and issuance costs	607	260
Changes in operating assets and liabilities:
Accounts receivable	(67,975)	(246,407)
Income taxes receivable	3,275	1,499
Inventory and other assets	(8,022)	(26,398)
Accounts payable	(31,935)	91,499
Accrued expenses	25,480	15,917
Other liabilities	345	(75)
Net cash provided by operating activities	488,746	131,265
Cash flows from investing activities:
Acquisitions, net of cash acquired	(3,800)	(434,194)
Purchases of property and equipment	(480,568)	(329,851)
Proceeds from disposal of assets	28,008	39,672
Collection of note receivable	23,760	—
Other investments	—	(2,520)
Net cash used in investing activities	(432,600)	(726,893)
Cash flows from financing activities:
Proceeds of equity offering	—	471,570
Purchases of treasury stock	(111,655)	(6,809)
Proceeds from exercise of options	485	—
Dividends paid	(21,960)	(11,866)
Debt issuance costs	(4,469)	—
Proceeds from long-term debt	521,194	—
Proceeds from borrowings under revolving credit facility	79,000	282,000
Repayment of borrowings under revolving credit facility	(347,000)	(138,000)
Net cash provided by financing activities	115,595	596,895
Effect of foreign exchange rate changes on cash	(537)	1,420
Net increase in cash and cash equivalents	171,204	2,687
Cash and cash equivalents at beginning of period	42,828	35,152
Cash and cash equivalents at end of period	$214,032	$37,839
Supplemental disclosure of cash flow information:
Net cash (paid) received during the period for:
Interest, net of capitalized interest of $1,094 in 2018 and $781 in 2017	$(27,306)	$(18,336)
Income taxes	$3,277	$3,866
Non-cash investing and financing activities:
Receivable from property and equipment insurance	$15,000	$—
Net increase in payables for purchases of property and equipment	$60,545	$48,919
Issuance of common stock for business acquisitions	$—	$1,039,396
Net (increase) decrease in deposits on equipment purchases	$(2,707)	$1,023

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PATTERSON-UTI ENERGY, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

Basis of presentation - The unaudited interim condensed consolidated financial statements include the accounts of Patterson-UTI Energy, Inc. and its wholly-owned subsidiaries (collectively referred to herein as the “Company”). All significant intercompany accounts and transactions have been eliminated. Except for wholly-owned subsidiaries, the Company has no controlling financial interests in any entity which would require consolidation. As used in these notes, “the Company” refers collectively to Patterson-UTI Energy, Inc. and its consolidated subsidiaries.  Patterson-UTI Energy, Inc. conducts its operations through its wholly-owned subsidiaries and has no employees or independent operations.

The unaudited interim condensed consolidated financial statements have been prepared by management of the Company pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been omitted pursuant to such rules and regulations, although the Company believes the disclosures included either on the face of the financial statements or herein are sufficient to make the information presented not misleading. In the opinion of management, all recurring adjustments considered necessary for a fair statement of the information in conformity with U.S. GAAP have been included. The unaudited condensed consolidated balance sheet as of December 31, 2017, as presented herein, was derived from the audited consolidated balance sheet of the Company, but does not include all disclosures required by U.S. GAAP. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017. The results of operations for the three and nine months ended September 30, 2018 are not necessarily indicative of the results to be expected for the full year.

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

In February 2016, the FASB issued an accounting standards update to provide guidance for the accounting for leasing transactions.  The standard requires the lessee to recognize a lease liability along with a right-of-use asset for all leases with a term longer than one year.  A lessee is permitted to make an accounting policy election by class of underlying asset to not recognize the lease liability and related right-of-use asset for leases with a term of one year or less.  The provisions of this standard also apply to situations where the Company is the lessor and may require the Company to separately account for lease components from non-lease components within a contract. The Company will elect the practical expedient that allows the exclusion of leases with terms less than one year, as well as the practical expedient allowed to lessors to not separate the lease components when the non-lease component is the predominant component. The Company has selected a lease software platform, and is in the final stages of aggregating the information from its lease contracts into the lease software. The Company is also assessing and updating its procedures and controls to prepare for the changes resulting from the new guidance. The Company expects its assets and liabilities to increase as a result of recognizing the right-of-use assets and lease liabilities, but the Company does not expect a significant impact to its earnings or cash flows. The Company will adopt the new lease guidance effective January 1, 2019, utilizing the transition method that allows a retrospective approach through a cumulative-effect adjustment at the beginning of the period of adoption for current leases as of that date. Lease arrangements for the working interests from oil and gas properties are excluded from the scope of the new lease standard. The Company is continuing to evaluate the impact this new guidance will have on its consolidated financial statements.

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

In August 2018, the FASB issued an accounting standards update to align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The amendments in the update are effective for public business entities for fiscal years beginning after December 15, 2019, with early adoption permitted. The Company is currently evaluating the impact this new guidance will have on its consolidated financial statements.

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

A portion of the fair value consideration transferred has been assigned to identifiable intangible assets as follows:

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

The following table represents the final allocation of the total purchase price of MS Directional to the assets acquired and the liabilities assumed based on the fair value at the merger date, with the excess of the purchase price over the estimated fair value of the identifiable net assets acquired recorded as goodwill (in thousands):

Identifiable assets acquired
Cash and cash equivalents	$2,021
Accounts receivable	42,782
Inventory	28,060
Other current assets	155
Property and equipment	63,998
Other long-term assets	318
Intangible assets	74,682
Total identifiable assets acquired	212,016
Liabilities assumed
Accounts payable and accrued liabilities	44,099
Other long-term liabilities	327
Total liabilities assumed	44,426
Net identifiable assets acquired	167,590
Goodwill	89,685
Total net assets acquired	$257,275

The goodwill reflected above has increased $1.0 million from the original preliminary purchase price allocation as a result of a measurement period adjustment that related to a valuation adjustment to accounts payable and accrued liabilities.

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

A portion of the fair value consideration transferred has been assigned to identifiable intangible assets as follows:

	Fair Value	Weighted Average Useful Life
	(in thousands)	(in years)
Assets
Developed technology	$48,000	10.00
Customer relationships	26,200	3.00
Internal use software	482	5.00
	$74,682	7.51

Pro Forma

The results of SSE’s operations since the SSE merger date of April 20, 2017 and the results of MS Directional since the acquisition date of October 11, 2017 are included in the Company’s condensed consolidated statements of operations.  It is impractical to quantify the contribution of the SSE operations since the merger, as the contract drilling and pressure pumping businesses were fully integrated into the Company’s existing operations in 2017.  The contribution of MS Directional for the three and nine months ended September 30, 2018 accounts for substantially all of the Company’s directional drilling segment.  The following pro forma condensed combined financial information was derived from the historical financial statements of the Company, SSE and MS Directional and gives effect to the acquisitions as if they had occurred on January 1, 2016.  The below information reflects pro forma adjustments based on available information and certain assumptions the Company believes are reasonable, including (i) adjustments related to the depreciation and amortization of the fair value of acquired intangibles and fixed assets, (ii) removal of the historical interest expense of the acquired entities, (iii) the tax benefit of the aforementioned pro forma adjustments, and (iv) adjustments related to the common shares outstanding to reflect the impact of the consideration exchanged in the acquisitions. Additionally, the pro forma loss for the three months ended September 30, 2017 was adjusted to exclude the Company’s merger and integration-related costs of $9.4 million.  The pro forma loss for the nine months ended September 30, 2017 was adjusted to exclude the Company’s merger and integration related costs of $65.8 million and SSE’s merger-related costs of $36.7 million.  The pro forma results of operations do not include any cost savings or other synergies that may result from the SSE merger or MS Directional acquisition.  The pro forma results of operations also do not include any estimated costs that have been or will be incurred by the Company to integrate the SSE and MS Directional operations.  The pro forma condensed combined financial information has been included for comparative purposes and are not necessarily indicative of the results that might have actually occurred had the SSE merger and MS Directional acquisition taken place on January 1, 2016; furthermore, the financial information is not intended to be a projection of future results.  The following table summarizes selected financial information of the Company on a pro forma basis (in thousands, except per share data):

	Three Months Ended	Nine Months Ended
	September 30, 2017	September 30, 2017

Revenues	$743,006	$1,951,245
Net loss	(25,041)	(168,895)
Loss per share	(0.11)	(0.77)

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

Accounts receivable balances were $643 million and $577 million as of September 30, 2018 and December 31, 2017, respectively.  These balances do not include amounts related to the Company’s oil and gas working interests as those contracts are excluded from Topic 606.  Accounts receivable balances are included in “Accounts Receivable” in the Condensed Consolidated Balance Sheets.

The Company does not have any contract asset balances, and as such, contract balances are not presented at the net amount at a contract level.  Contract liabilities include prepayments received from customers prior to the requested services being completed.  Once the services are complete and have been invoiced, the prepayment is applied against the customer’s account to offset the accounts receivable balance.  Also included in contract liabilities are payments received from customers for the initial mobilization of newly constructed or upgraded rigs that were moved on location to the initial well site.  These mobilization payments are allocated to the overall performance obligation and amortized over the initial term of the contract. During the nine months ended September 30, 2018, contract liabilities increased approximately $1.5 million due to customer payments relating to the initial mobilization of upgraded rigs and decreased approximately $1.0 million due to amounts amortized and recorded in drilling revenue.

Contract liability balances for customer prepayments were $1.8 million and $9.1 million as of September 30, 2018 and December 31, 2017, respectively.  Contract liability balances for deferred mobilization payments relating to newly constructed or upgraded rigs were $5.2 million and $4.7 million as of September 30, 2018 and December 31, 2017, respectively. Contract liability balances for customer prepayments are included in “Accounts Payable” and contract liability balances for deferred mobilization payments are included in “Accrued Liabilities” in the Condensed Consolidated Balance Sheets.

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

•	Costs of obtaining a contract: An entity can immediately expense costs of obtaining a contract if they would be amortized within a year.

4. Inventory

Inventory consisted of the following at September 30, 2018 and December 31, 2017 (in thousands):

	September 30,	December 31,
	2018	2017
Finished goods	$1,511	$2,270
Work-in-process	4,955	529
Raw materials and supplies	62,946	66,368
Inventory	$69,412	$69,167

5. Property and Equipment

Property and equipment consisted of the following at September 30, 2018 and December 31, 2017 (in thousands):

	September 30,	December 31,
	2018	2017
Equipment	$8,366,513	$8,066,404
Oil and natural gas properties	218,511	211,566
Buildings	186,716	185,475
Land	26,144	26,593
Total property and equipment	8,797,884	8,490,038
Less accumulated depreciation, depletion and impairment	(4,716,984)	(4,235,308)
Property and equipment, net	$4,080,900	$4,254,730

On a periodic basis, the Company evaluates its fleet of drilling rigs for marketability based on the condition of inactive rigs, expenditures that would be necessary to bring them to working condition and the expected demand for drilling services by rig type.  The components comprising rigs that will no longer be marketed are evaluated, and those components with continuing utility to the Company’s other marketed rigs are transferred to other rigs or to the Company’s yards to be used as spare equipment.  The remaining components of these rigs are retired. During the three months ended September 30, 2018, the Company identified 42 legacy non-APEX® rigs and related equipment that would be retired.  Based on the strong customer preference across the industry for super-spec drilling rigs, the Company believes the 42 rigs that were retired have limited commercial opportunity.  The three and nine months ended September 30, 2018 include a charge of $48.4 million related to this retirement.  The nine months ended September 30, 2017 includes a charge of $29.0 million for the write-down of drilling equipment with no continuing utility as a result of the upgrade of certain rigs to super-spec capability.

The Company also periodically evaluates its pressure pumping assets, and during the three months ended September 30, 2018 the Company recorded a charge of $17.4 million for the write-down of pressure pumping equipment. The pressure pumping equipment was primarily obsolete sand handling equipment, which has been replaced with more efficient sand solutions. There were no similar charges in the comparable period of 2017.

In addition, the Company evaluates the recoverability of its long-lived assets whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable (a “triggering event”).  Based on recent commodity prices, the Company’s results of operations for the three and nine month periods ended September 30, 2018 and management’s expectations of operating results in future periods, the Company concluded that no triggering event occurred during the nine months ended September 30, 2018 with respect to its contract drilling segment, its pressure pumping segment, its directional drilling segment or its other operations, except for oil and natural gas properties, which are discussed in the following paragraph.  Management’s expectations of future operating results were based on the assumption that activity levels in all segments and its other operations will remain relatively stable or improve in response to relatively stable or increasing oil prices.

The Company reviews its proved oil and natural gas properties for impairment whenever a triggering event occurs, such as downward revisions in reserve estimates or decreases in expected future oil and natural gas prices.  Proved properties are grouped by field, and undiscounted cash flow estimates are prepared based on the Company’s expectation of future pricing over the lives of the respective fields.  These cash flow estimates are reviewed by an independent petroleum engineer.  If the net book value of a field exceeds its undiscounted cash flow estimate, impairment expense is measured and recognized as the difference between net book value and fair value.  Impairment expense related to proved and unproved oil and natural gas properties in the three months and nine months ended September 30, 2018 was not material.

6. Goodwill and Intangible Assets

Goodwill — Goodwill by operating segment as of September 30, 2018 and changes for the nine months then ended are as follows (in thousands):

	Contract	Pressure	Directional	Oilfield
	Drilling	Pumping	Drilling	Rentals	Total
Balance at beginning of period	$395,060	121,444	$88,685	6,284	$611,473
Changes to goodwill	—	—	1,000	—	1,000
Balance at end of period	$395,060	$121,444	$89,685	$6,284	$612,473

The goodwill reflected above has increased $1.0 million from the original preliminary purchase price allocation relating to the MS Directional acquisition that was a result of a measurement period adjustment that related to a valuation adjustment to accounts payable and accrued liabilities. There were no accumulated impairment losses related to goodwill as of September 30, 2018 or December 31, 2017.

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

Intangible Assets — The following table presents the gross carrying amount and accumulated amortization of the intangible assets as of September 30, 2018 and December 31, 2017 (in thousands):

	September 30, 2018			December 31, 2017
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Customer relationships	$26,200	$(8,493)	17,707	$26,200	$(1,943)	$24,257
Developed technology	55,772	(5,139)	50,633	48,000	(1,137)	46,863
Favorable drilling contracts	22,500	(22,336)	164	22,500	(18,482)	4,018
Internal use software	482	(94)	388	482	(21)	461
	$104,954	$(36,062)	$68,892	$97,182	$(21,583)	$75,599

Amortization expense on intangible assets of approximately $4.2 million and $6.6 million was recorded in the three months ended September 30, 2018 and 2017, respectively.  Amortization expense of intangible assets of approximately $14.5 million and $16.3 million was recorded in the nine months ended September 30, 2018 and 2017, respectively.

7. Accrued Expenses

Accrued expenses consisted of the following at September 30, 2018 and December 31, 2017 (in thousands):

	September 30,	December 31,
	2018	2017
Salaries, wages, payroll taxes and benefits	$65,617	$50,443
Workers' compensation liability	82,640	80,751
Property, sales, use and other taxes	33,148	29,332
Insurance, other than workers' compensation	12,212	10,816
Accrued interest payable	17,196	7,558
Accrued merger and integration	3,635	16,101
Other	41,907	31,628
Total	$256,355	$226,629

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

As of September 30, 2018, the Company had no amounts outstanding under the revolving credit facility.  The Company had $81,000 in letters of credit outstanding under the revolving credit facility at September 30, 2018 and, as a result, had available borrowing capacity of approximately $600 million at that date.

2015 Reimbursement Agreement — On March 16, 2015, the Company entered into a Reimbursement Agreement (the “Reimbursement Agreement”) with The Bank of Nova Scotia (“Scotiabank”), pursuant to which the Company may from time to time request that Scotiabank issue an unspecified amount of letters of credit.  As of September 30, 2018, the Company had $63.4 million in letters of credit outstanding under the Reimbursement Agreement.

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

The respective note purchase agreements require compliance with two financial covenants. The Company must not permit its debt to capitalization ratio to exceed 50% at any time. The note purchase agreements generally define the debt to capitalization ratio as the ratio of (a) total borrowed money indebtedness to (b) the sum of such indebtedness plus consolidated net worth, with consolidated net worth determined as of the last day of the most recently ended fiscal quarter. The Company also must not permit its interest coverage ratio as of the last day of a fiscal quarter to be less than 2.50 to 1.00. The note purchase agreements generally define the interest coverage ratio as the ratio of EBITDA for the four prior fiscal quarters to interest charges for the same period. The Company was in compliance with these covenants at September 30, 2018.

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

Debt issuance costs – Debt issuance costs are deferred and recognized as interest expense over the term of the underlying debt.  Interest expense related to the amortization of debt issuance costs was approximately $356,000 and $710,000 for the three months ended September 30, 2018 and 2017, respectively, and $1.6 million and $2.0 million for the nine months ended September 30, 2018 and 2017, respectively.  Amortization of debt issuance costs for the nine months ended September 30, 2018 includes $317,000 of debt issuance costs related to commitments by lenders under the Company’s previous credit agreement who did not participate in the 2018 Credit Agreement.

Presented below is a schedule of the principal repayment requirements of long-term debt as of September 30, 2018 (in thousands):

Year ending December 31,
2018	$—
2019	—
2020	300,000
2021	—
2022	300,000
Thereafter	525,000
Total	$1,125,000

9. Commitments and Contingencies

As of September 30, 2018, the Company maintained letters of credit in the aggregate amount of $63.5 million primarily for the benefit of various insurance companies as collateral for retrospective premiums and retained losses which could become payable under the terms of the underlying insurance contracts. These letters of credit expire annually at various times during the year and are typically renewed. As of September 30, 2018, no amounts had been drawn under the letters of credit.

As of September 30, 2018, the Company had commitments to purchase major equipment and make investments totaling approximately $143 million for its drilling, pressure pumping, directional drilling and oilfield rentals businesses.

The Company’s pressure pumping business has entered into agreements to purchase minimum quantities of proppants and chemicals from certain vendors. The agreements expire in years 2018 through 2022 and in 2042. As of September 30, 2018, the remaining obligation under these agreements was approximately $123 million, of which approximately $10.3 million relates to purchases required during the remainder of 2018. In the event the required minimum quantities are not purchased during certain periods, the Company could be required to make a liquidated damages payment to the respective vendor for any shortfall.

On January 22, 2018, an accident at a drilling site in Pittsburg County, Oklahoma resulted in the losses of life of five people, including three of the Company’s employees. Lawsuits have been filed in the District Court for Pittsburg County, Oklahoma in connection with the five individuals who lost their lives and one of the Company’s employees who was injured in the accident.  The lawsuits have been consolidated for discovery purposes under Cause No. CJ-2018-60 (the “Litigation”).  These lawsuits allege various causes of action against the Company including negligence, gross negligence, knowledge that injury or death was substantially certain, acting with purpose, recklessness, wrongful death and survival, and the plaintiffs seek an unspecified amount of damages, including punitive or exemplary damages, costs, interest, and other relief.  The Company disputes the plaintiffs’ allegations and intends to defend itself vigorously.  Based on the information the Company has available as of the date of this Report, the Company believes that it has adequate insurance to cover the Litigation. However, if this accident is not fully covered by insurance or an enforceable and recoverable indemnity from a third party, it could have a material adverse effect on the Company’s business, financial condition, results of operations and cash flows.

The Company is party to various other legal proceedings arising in the normal course of its business.

The Company does not believe that the outcome of these proceedings, either individually or in the aggregate, will have a material adverse effect on its financial condition, results of operations or cash flows.

10. Stockholders’ Equity

Cash Dividends — The Company paid cash dividends during the nine months ended September 30, 2018 and 2017 as follows:

2018:	Per Share	Total
		(in thousands)
Paid on March 22, 2018	$0.02	$4,443
Paid on June 21, 2018	0.04	8,832
Paid on September 20, 2018	0.04	8,685
	$0.10	$21,960

2017:	Per Share	Total
		(in thousands)
Paid on March 22, 2017	$0.02	$3,326
Paid on June 22, 2017	0.02	4,269
Paid on September 21, 2017	0.02	4,271
Total cash dividends	$0.06	$11,866

On October 24, 2018, the Company’s Board of Directors approved a cash dividend on its common stock in the amount of $0.04 per share to be paid on December 20, 2018 to holders of record as of December 6, 2018. The amount and timing of all future dividend payments, if any, are subject to the discretion of the Board of Directors and will depend upon business conditions, results of operations, financial condition, terms of the Company’s debt agreements and other factors.

On September 6, 2013, the Company’s Board of Directors approved a stock buyback program that authorized purchase of up to $200 million of the Company’s common stock in open market or privately negotiated transactions. On July 25, 2018, the Company’s Board of Directors approved an increase of the authorization under the stock buyback program to allow for $250 million of future share repurchases.  All purchases executed to date have been through open market transactions.  Purchases under the program are made at management’s discretion, at prevailing prices, subject to market conditions and other factors. Purchases may be made at any time without prior notice.  There is no expiration date associated with the buyback program.  As of September 30, 2018, the Company had remaining authorization to purchase approximately $200 million of the Company’s outstanding common stock under the stock buyback program. Shares purchased under the buyback program are accounted for as treasury stock.

Treasury stock acquisitions during the nine months ended September 30, 2018 were as follows (dollars in thousands):

	Shares	Cost
Treasury shares at beginning of period	43,802,611	$918,711
Purchases pursuant to stock buyback program	5,515,853	100,500
Acquisitions pursuant to long-term incentive plan (1)	561,807	11,155
Treasury shares at end of period	49,880,271	$1,030,366
(1)

The Company withheld 561,807 shares in the nine months ended September 30, 2018 with respect to employees’ tax withholding obligations upon vesting of restricted shares.  These shares were acquired at fair market value pursuant to the terms of the Patterson-UTI Energy, Inc. 2014 Long-Term Incentive Plan and not pursuant to the stock buyback program.

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

Stock Options — The Company estimates the grant date fair values of stock options using the Black-Scholes-Merton valuation model.  Volatility assumptions are based on the historic volatility of the Company’s common stock over the most recent period equal to the expected term of the options as of the date such options are granted.  The expected term assumptions are based on the Company’s experience with respect to employee stock option activity.  Dividend yield assumptions are based on the expected dividends at the time the options are granted.  The risk-free interest rate assumptions are determined by reference to United States Treasury yields.  No options were granted in the three or nine months ended September 30, 2018 or 2017.

Stock option activity from January 1, 2018 to September 30, 2018 follows:

		Weighted
		Average
	Underlying	Exercise Price
	Shares	Per Share
Outstanding at January 1, 2018	6,037,150	$20.35
Exercised	(40,000)	$12.12
Expired	(496,000)	$29.01
Outstanding at September 30, 2018	5,501,150	$19.63
Exercisable at September 30, 2018	5,291,863	$19.67

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

Restricted stock activity from January 1, 2018 to September 30, 2018 follows:

		Weighted
		Average Grant
		Date Fair Value
	Shares	Per Share
Non-vested restricted stock outstanding at January 1, 2018	1,530,338	$21.41
Vested	(1,021,465)	$21.46
Forfeited	(6,053)	$21.56
Non-vested restricted stock outstanding at September 30, 2018	502,820	$21.31

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

Restricted stock unit activity from January 1, 2018 to September 30, 2018 follows:

		Weighted
		Average Grant
		Date Fair Value
	Shares	Per Share
Non-vested restricted stock units outstanding at January 1, 2018	1,337,273	$19.80
Granted	2,081,065	$18.95
Vested	(415,333)	$19.58
Forfeited	(95,567)	$19.52
Non-vested restricted stock units outstanding at September 30, 2018	2,907,438	$19.23

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

These fair value amounts are charged to expense on a straight-line basis over the performance period.  Compensation expense associated with the Performance Units is shown below (in thousands):

	2018	2017	2016	2015	2014
	Performance	Performance	Performance	Performance	Performance
	Unit Awards	Unit Awards	Unit Awards	Unit Awards	Unit Awards
Three months ended September 30, 2018	$667	$482	$321	NA	NA
Three months ended September 30, 2017	NA	$482	$321	$338	NA
Nine months ended September 30, 2018	$1,334	$1,445	$963	$338	NA
Nine months ended September 30, 2017	NA	$803	$963	$1,013	$449

12. Income Taxes

The Company’s effective income tax rate fluctuates from the U.S. statutory tax rate based on, among other factors, changes in pretax income in countries with varying statutory tax rates, impact of state and local taxes, and other differences related to the recognition of income and expense between U.S. GAAP and tax.

The Company’s effective income tax rate for the three months ended September 30, 2018 was 18.0%, compared with 28.8% for the three months ended September 30, 2017. The Company’s effective income tax rate for the nine months ended September 30, 2018 was 17.0% compared with 36.1% for the nine months ended September 30, 2017. The lower effective income tax rate for the three months and nine months ended September 30, 2018 was primarily attributable to Tax Reform, which reduced the U.S. federal statutory tax rate, provided for a one-time transition tax on foreign earnings that were previously tax deferred, and placed additional limitations on the deductibility of various expense items, including meals and entertainment expenses and officer compensation. The Company also recorded a valuation allowance against the net deferred tax assets of a certain Canadian subsidiary of the Company due to a change in judgment as to the realizability of these assets in the first quarter of 2018.

The Company recognized the income tax effects of Tax Reform in its audited financial statements included in the Company’s 2017 Annual Report on Form 10-K in accordance with Staff Accounting Bulletin No. 118, which provides SEC staff guidance for the application of ASC Topic 740, Income Taxes, in the reporting period during which Tax Reform was signed into law.  The guidance also provides for a measurement period of up to one year from the enactment date for the Company to complete its accounting for the U.S. tax law changes.  As such, the Company’s 2017 financial results reflected a provisional estimate of the income tax effects of Tax Reform.  In the third quarter of 2018, the Company recorded tax expense of $2.6 million as an adjustment to the provisional estimate for the one-time transition tax after additional implementation guidance was released, and the Company refined its analysis of the historical earnings and profits of its foreign subsidiaries. No other significant adjustments have been made in the third quarter of 2018 to accounting policy elections and the amounts recorded as of December 31, 2017, which continue to represent a provisional estimate of the impact of Tax Reform. The estimate of the impact of Tax Reform was based on certain assumptions and the Company’s current interpretation of Tax Reform. This estimate may change through December 31, 2018 as the Company receives additional clarification and implementation guidance and as additional interpretations of Tax Reform become available.

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

The following table presents information necessary to calculate net loss per share for the three and nine months ended September 30, 2018 and 2017 as well as potentially dilutive securities excluded from the weighted average number of diluted common shares outstanding because their inclusion would have been anti-dilutive (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
BASIC EPS:
Net loss attributed to common stockholders	$(75,042)	$(33,769)	$(120,172)	$(189,492)
Weighted average number of common shares outstanding, excluding non-vested shares of restricted stock	218,059	211,875	219,635	191,237
Basic net loss per common share	$(0.34)	$(0.16)	$(0.55)	$(0.99)
DILUTED EPS:
Net loss attributed to common stockholders	$(75,042)	$(33,769)	$(120,172)	$(189,492)
Weighted average number of common shares outstanding, excluding non-vested shares of restricted stock	218,059	211,875	219,635	191,237
Add dilutive effect of potential common shares	—	—	—	—
Weighted average number of diluted common shares outstanding	218,059	211,875	219,635	191,237
Diluted net loss per common share	$(0.34)	$(0.16)	$(0.55)	$(0.99)
Potentially dilutive securities excluded as anti-dilutive	9,052	9,973	9,052	9,973

14. Business Segments

At September 30, 2018, the Company had three business segments: (i) contract drilling of oil and natural gas wells, (ii) pressure pumping services and (iii) directional drilling services.  Each of these segments represents a distinct type of business and has a separate management team that reports to the Company’s chief operating decision maker.  The results of operations in these segments are regularly reviewed by the chief operating decision maker for purposes of determining resource allocation and assessing performance.

The following tables summarize selected financial information relating to the Company’s business segments (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Revenues:
Contract drilling	$365,697	$301,954	$1,044,190	$731,496
Pressure pumping	421,606	362,441	1,253,693	793,659
Directional drilling	51,556	—	152,877	—
Other operations (a)	33,087	22,832	94,457	48,092
Elimination of intercompany revenues (b)	(4,468)	(2,238)	(14,157)	(3,897)
Total revenues	$867,478	$684,989	$2,531,060	$1,569,350

Income (loss) before income taxes:
Contract drilling	$(42,704)	$(20,397)	$(60,058)	$(155,465)
Pressure pumping	(1,487)	16,841	44,539	(1,414)
Directional drilling	(8,995)	—	(21,586)	—
Other operations	(4,861)	(6,516)	(13,727)	(13,030)
Corporate	(23,005)	(31,735)	(70,876)	(119,483)
Other operating income, net (c)	771	3,791	10,321	18,501
Interest income	817	101	4,600	1,149
Interest expense	(12,376)	(9,584)	(38,668)	(26,929)
Other	281	78	666	226
Loss before income taxes	$(91,559)	$(47,421)	$(144,789)	$(296,445)

Depreciation, depletion, amortization and impairment:
Contract drilling	$179,979	$133,603	$441,834	$405,576
Pressure pumping	76,986	51,274	191,370	141,329
Directional drilling	12,263	—	35,039	—
Other operations	10,545	9,534	29,688	19,826
Corporate	1,879	2,231	5,997	5,456
Total depreciation, depletion, amortization and impairment	$281,652	$196,642	$703,928	$572,187

Capital expenditures:
Contract drilling	$103,295	$106,879	$299,637	$222,426
Pressure pumping	44,860	27,230	125,978	85,423
Directional drilling	6,855	—	29,718	—
Other operations	6,817	8,647	23,524	21,016
Corporate	958	305	1,711	986
Total capital expenditures	$162,785	$143,061	$480,568	$329,851

	September 30,	December 31,
	2018	2017
Identifiable assets:
Contract drilling	$3,844,276	$3,931,994
Pressure pumping	1,178,927	1,209,424
Directional drilling	323,380	301,275
Other operations	174,141	172,094
Corporate (d)	299,218	144,069
Total assets	$5,819,942	$5,758,856
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

The estimated fair value of the Company’s outstanding debt balances as of September 30, 2018 and December 31, 2017 is set forth below (in thousands):

	September 30, 2018		December 31, 2017
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Revolving credit facility	$—	$—	$268,000	$268,000
3.95% Senior Notes	525,000	490,992	—	—
4.97% Series A Senior Notes	300,000	302,338	300,000	303,966
4.27% Series B Senior Notes	300,000	296,167	300,000	295,616
Total debt	$1,125,000	$1,089,497	$868,000	$867,582

The carrying value of the balances outstanding under the revolving credit facility approximated its fair value as this instrument has floating interest rates.  The fair value of the 3.95% Senior Notes at September 30, 2018 is based on discounted cash flows associated with the notes using the market rate of interest at September 30, 2018 of 4.82%.  The fair value estimate of the 3.95% Senior Notes is considered a Level 1 fair value estimate in the fair value hierarchy of fair value accounting. The fair values of the Series A Notes and Series B Notes at September 30, 2018 and December 31, 2017 are based on discounted cash flows associated with the respective notes using current market rates of interest at those respective dates.  For the Series A Notes, the current market rates used in measuring this fair value were 4.56% at September 30, 2018 and 4.46% at December 31, 2017.  For the Series B Notes, the current market rates used in measuring this fair value were 4.65% at September 30, 2018 and 4.64% at December 31, 2017. These fair value estimates are based on observable market inputs and are considered Level 2 fair value estimates in the fair value hierarchy of fair value accounting.

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this “Report”) and other public filings and press releases by us contain “forward-looking statements” within the meaning of the Securities Act of 1933, as amended (the “Securities Act”), the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995, as amended. As used in this Report, “the Company,” “us,” “we,” our” and like terms refer collectively to Patterson-UTI Energy, Inc. and its consolidated subsidiaries.  Patterson-UTI Energy, Inc. conducts its operations through its wholly-owned subsidiaries and has no employees or independent business operations.  These “forward-looking statements” involve risk and uncertainty. These forward-looking statements include, without limitation, statements relating to: liquidity; revenue and cost expectations and backlog; financing of operations; oil and natural gas prices; rig counts; source and sufficiency of funds required for building new equipment, upgrading existing equipment and additional acquisitions (if opportunities arise); impact of inflation; demand for our services; competition; equipment availability; government regulation; debt service obligations; and other matters. Our forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts and often use words such as “anticipate,” “believe,” “budgeted,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “potential,” “project,” “pursue,” “should,” “strategy,” “target,” or “will,” or the negative thereof and other words and expressions of similar meaning. The forward-looking statements are based on certain assumptions and analyses we make in light of our experience and our perception of historical trends, current conditions, expected future developments and other factors we believe are appropriate in the circumstances.

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

Management Overview — We are a Houston, Texas-based oilfield services company that primarily owns and operates in the United States one of the largest fleets of land-based drilling rigs and a large fleet of pressure pumping equipment.  Our contract drilling business operates in the continental United States and western Canada, and we are pursuing contract drilling opportunities outside of North America.  Our pressure pumping business operates primarily in Texas and the Mid-Continent and Appalachian regions.  We also provide a comprehensive suite of directional drilling services in most major producing onshore oil and gas basins in the United States, and we provide services that improve the accuracy of horizontal wellbore placement.  We have other operations through which we provide oilfield rental tools in select markets in the United States. We also manufacture and sell pipe handling components and related technology to drilling contractors, and provide electrical equipment and automation to the energy, marine and mining industries, in North America and other select markets.  In addition, we own and invest, as a non-operating working interest owner, in oil and natural gas assets that are primarily located in Texas and New Mexico.

The closing price of oil was as high as $107.95 per barrel in June 2014.  Prices began to fall in the third quarter of 2014 and reached a twelve-year low of $26.19 in February 2016.  Oil prices have recovered from the lows experienced in the first quarter of 2016.  Oil prices averaged $69.76 per barrel in the third quarter of 2018.

Our rig count in the United States declined significantly during the industry downturn that began in late 2014 but has improved since the second quarter of 2016.  For the third quarter of 2018, our average rig count in the United States improved to 177 rigs, which was an increase from an average of 175 rigs in the second quarter of 2018.  Term contracts have supported our operating rig count during the last three years.  Based on contracts currently in place, we expect an average of 127 rigs operating under term contracts during the fourth quarter of 2018 and an average of 81 rigs operating under term contracts during the twelve months ending September 30, 2019.

During the third quarter, we responded to oversupplied market conditions by reducing the number of marketed frac spreads and consolidating the work among the remaining frac spreads. We ended the third quarter with 21 marketed frac spreads.  We expect to be able to quickly reactivate these frac spreads, but we have no intention of doing so until market conditions improve.

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

For the three and nine months ended September 30, 2018 and 2017, our operating revenues consisted of the following (dollars in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2018		2017		2018		2017
Contract drilling	$365,280	42.1%	$301,614	44.0%	$1,043,005	41.2%	$730,453	46.5%
Pressure pumping	421,606	48.7%	362,441	52.9%	1,253,693	49.6%	793,659	50.6%
Directional drilling	51,556	5.9%	—	0.0%	152,877	6.0%	—	0.0%
Other operations	29,036	3.3%	20,934	3.1%	81,485	3.2%	45,238	2.9%
	$867,478	100.0%	$684,989	100.0%	$2,531,060	100.0%	$1,569,350	100.0%

Contract Drilling

Contract drilling operations accounted for 42.1% of our consolidated third quarter 2018 revenues, and contract drilling revenues increased 21.1% over the comparable 2017 period.

We have addressed our customers’ needs for drilling horizontal wells in shale and other unconventional resource plays by expanding our areas of operation and improving the capabilities of our drilling fleet during the last several years.  The U.S. land rig industry has recently begun referring to certain high specification rigs as “super-spec” rigs.  We consider a super-spec rig to be a 1,500 horsepower, AC powered rig that has a 750,000 pound hookload, has a 7,500 psi circulating system and is pad capable.  As of September 30, 2018, our rig fleet included 198 APEX® rigs, of which 144 were super-spec rigs. During the nine months ended September 30, 2018, we delivered 11 rigs with major upgrades.  We have delivered one rig with a major upgrade since September 30, 2018, and we have customer contracts to deliver an additional four rigs with major upgrades through early 2019.

We maintain a backlog of commitments for contract drilling revenues under term contracts, which we define as contracts with a fixed term of six months or more.  Our contract drilling backlog as of September 30, 2018 was approximately $825 million. Approximately 27% of the total September 30, 2018 backlog is reasonably expected to remain at September 30, 2019.  We generally calculate our backlog by multiplying the dayrate under our term drilling contracts by the number of days remaining under the contract.  The calculation does not include any revenues related to other fees such as for mobilization, demobilization and customer reimbursables, nor does it include potential reductions in rates for unscheduled standby or during periods in which the rig is moving or incurring maintenance and repair time in excess of what is permitted under the drilling contract.  For contracts that contain variable dayrate pricing, our backlog calculation uses the dayrate in effect at the time of the calculation.  In addition, our term drilling contracts are generally subject to termination by the customer on short notice and provide for an early termination payment to us in the event that the contract is terminated by the customer.  For contracts on which we have received an early termination notice, our backlog calculation includes the early termination rate, instead of the dayrate, for the period over which we expect to receive the lower rate.

Ongoing factors which could continue to adversely affect utilization rates and pricing, even in an environment of high oil and natural gas prices and increased drilling activity, include:

•	movement of drilling rigs from region to region,
•	reactivation of drilling rigs,
•	refurbishment and upgrades of existing drilling rigs, and
•	construction of new technology drilling rigs.

Pressure Pumping

Pressure pumping operations accounted for 48.7% of our consolidated third quarter 2018 revenues, and pressure pumping revenues increased 16.3% over the comparable 2017 period.  As of September 30, 2018, we had approximately 1.6 million horsepower in our pressure pumping fleet. The completions market showed signs of oversupply towards the end of the second quarter.  In response to oversupplied market conditions, we reduced the number of marketed frac spreads to 21 as of the end of the third quarter.

Directional Drilling

Directional drilling operations accounted for 5.9% of our consolidated third quarter 2018 revenue.  Because this activity did not commence until the acquisition of MS Directional in October 2017, there is no corresponding revenue in this segment for the comparable 2017 period.  We provide a comprehensive suite of directional drilling services in most major producing onshore oil and gas basins in the United States.  Our directional drilling services include directional drilling, downhole performance motors, directional surveying, measurement-while-drilling, and wireline steering tools, and we provide services that improve the accuracy of horizontal wellbore placement.

Other Operations

Other operations revenue accounted for 3.3% of our consolidated third quarter 2018 revenues, and our other operations revenue increased 38.7% over the comparable 2017 period.  Our oilfield rentals business, which was acquired with the SSE merger, provides the largest revenue contribution to our other operations.  Our oilfield rentals business has a fleet of premium oilfield rental tools, and provides specialized services for land-based oil and natural gas drilling, completion and workover activities.

For the three and nine months ended September 30, 2018 and 2017, our operating income (loss) consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Contract drilling	$(42,704)	$(20,397)	$(60,058)	$(155,465)
Pressure pumping	(1,487)	16,841	44,539	(1,414)
Directional drilling	(8,995)	—	(21,586)	—
Other operations	(4,861)	(6,516)	(13,727)	(13,030)
Corporate	(22,234)	(27,944)	(60,555)	(100,982)
	$(80,281)	$(38,016)	$(111,387)	$(270,891)

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

The improvement in demand for our contract drilling services, a reduction in merger and integration expenses, and write-downs to drilling and pressure pumping equipment during the third quarter, resulted in a consolidated net loss for the third quarter of 2018 of $75.0 million, compared to a consolidated net loss of $33.8 million for the third quarter of 2017.

Results of Operations

The following tables summarize results of operations by business segment for the three months ended September 30, 2018 and 2017:

Contract Drilling	2018	2017	% Change
	(dollars in thousands)
Revenues	$365,280	$301,614	21.1%
Direct operating costs	226,373	186,957	21.1%
Margin (1)	138,907	114,657	21.2%
Selling, general and administrative	1,632	1,451	12.5%
Depreciation, amortization and impairment	179,979	133,603	34.7%
Operating loss	$(42,704)	$(20,397)	109.4%
Operating days	16,394	14,841	10.5%
Average revenue per operating day	$22.28	$20.32	9.6%
Average direct operating costs per operating day	$13.81	$12.60	9.6%
Average margin per operating day (1)	$8.47	$7.73	9.6%
Average rigs operating	178	161	10.6%
Capital expenditures	$103,295	$106,879	(3.4)%
(1)

Margin is defined as revenues less direct operating costs and excludes depreciation and amortization and selling, general and administrative expenses. Average margin per operating day is defined as margin divided by operating days.

Generally, the revenues in our contract drilling segment are most impacted by two primary factors: our average number of rigs operating and our average revenue per operating day.  During the third quarter of 2018, our average number of rigs operating was 178, compared to 161 in the third quarter of 2017. Our average revenue per operating day is largely dependent on the pricing terms of our rig contracts.

Revenues increased due to an increase in operating days and higher average revenue per operating day.  Operating days increased in the quarter primarily due to the contribution of rigs that have been upgraded to super-spec capability. Average direct operating costs per operating day included an increase in repairs and maintenance costs and labor and related costs.  Depreciation, amortization and impairment included a charge of $48.4 million related to the retirement of 42 legacy non-APEX® drilling rigs and related equipment.  Based on the strong customer preference across the industry for super-spec drilling rigs, we believe the 42 rigs being retired have limited commercial opportunity. There were no similar charges in the comparable period of 2017.

Pressure Pumping	2018	2017	% Change
	(dollars in thousands)
Revenues	$421,606	$362,441	16.3%
Direct operating costs	342,498	290,315	18.0%
Margin (1)	79,108	72,126	9.7%
Selling, general and administrative	3,609	4,011	(10.0)%
Depreciation, amortization and impairment	76,986	51,274	50.1%
Operating income	$(1,487)	$16,841	NA
Fracturing jobs	210	174	20.7%
Other jobs	287	342	(16.1)%
Total jobs	497	516	(3.7)%
Average revenue per fracturing job	$1,978.49	$2,043.61	(3.2)%
Average revenue per other job	$21.34	$20.04	6.5%
Average revenue per total job	$848.30	$702.41	20.8%
Average direct operating costs per total job	$689.13	$562.63	22.5%
Average margin per total job (1)	$159.17	$139.78	13.9%
Margin as a percentage of revenues (1)	18.8%	19.9%	(5.5)%
Capital expenditures	$44,860	$27,230	64.7%
(1)

Margin is defined as revenues less direct operating costs and excludes depreciation, amortization and impairment and selling, general and administrative expenses. Average margin per total job is defined as margin divided by total jobs. Margin as a percentage of revenues is defined as margin divided by revenues.

Generally, the revenues in our pressure pumping segment are most impacted by our number of fracturing jobs and the size (including whether or not we provide proppant and other materials) of those jobs, which is reflected in our average revenue per fracturing job.  We completed 210 fracturing jobs during the third quarter of 2018 compared to 174 fracturing jobs in the third quarter of 2017.  Our average revenue per fracturing job was $1.978 million in the third quarter of 2018, compared to $2.044 million in the third quarter of 2017.

The increase in capital expenditures was primarily due to higher maintenance capital expenditures as a result of higher activity.  Depreciation, amortization and impairment included a charge of $17.4 million related to the write-down of pressure pumping equipment. There were no similar charges in the comparable period of 2017.

Directional Drilling	2018	2017	% Change
	(in thousands)
Revenues	$51,556	$—	NA
Direct operating costs	44,740	—	NA
Margin (1)	6,816	—	NA
Selling, general and administrative	3,548	—	NA
Depreciation and amortization	12,263	—	NA
Operating loss	$(8,995)	$—	NA
Capital expenditures	$6,855	$—	NA
(1)	Margin is defined as revenues less direct operating costs and excludes depreciation and amortization and selling, general and administrative expenses.

Our directional drilling segment originated with the October 11, 2017 acquisition of MS Directional, and consequently we had no results for the third quarter of 2017 in this segment.

Other Operations	2018	2017	% Change
	(in thousands)
Revenues	$29,036	$20,934	38.7%
Direct operating costs	20,447	14,616	39.9%
Margin (1)	8,589	6,318	35.9%
Selling, general and administrative	2,905	3,300	(12.0)%
Depreciation, depletion and impairment	10,545	9,534	10.6%
Operating loss	$(4,861)	$(6,516)	(25.4)%
Capital expenditures	$6,817	$8,647	(21.2)%

(1)	Margin is defined as revenues less direct operating costs and excludes depreciation, depletion and impairment and selling, general and administrative expenses.

Revenues, direct operating costs, and depreciation, depletion and impairment expense from other operations increased primarily as a result of an increase in the volume of services provided and increased revenue from crude oil sales resulting from higher production and higher crude oil prices.

Corporate	2018	2017	% Change
	(in thousands)
Selling, general and administrative	$21,126	$20,055	5.3%
Merger and integration expenses	$-	$9,449	(100.0)%
Depreciation	$1,879	$2,231	(15.8)%
Other operating income:
Net gain on asset disposals	$(3,714)	$(3,712)	0.1%
Legal-related expenses and settlements, net of insurance reimbursements	1,977	(79)	NA
Research and development	958	—	NA
Other	8	—	NA
Other operating income	$(771)	$(3,791)	(79.7)%
Interest income	$817	$101	708.9%
Interest expense	$12,376	$9,584	29.1%
Other income	$281	$78	260.3%
Capital expenditures	$958	$305	214.1%

Selling, general and administrative expense increased in the three months ended September 30, 2018, but as a percentage of consolidated revenue decreased to 2.4%, compared to 2.9% for the three months ended September 30, 2017.  Merger and integration expenses incurred in the third quarter of 2017 were related to the SSE merger.  Other operating income includes net gains associated with the disposal of assets.  Accordingly, the related gains or losses have been excluded from the results of specific segments. The majority of the net gain on asset disposals during the third quarter of 2018 reflects gains on disposal of drilling equipment.  Interest income increased in the three months ended September 30, 2018 due to interest earned on the portion of the proceeds of the January 2018 debt offering that were held as cash during the third quarter of 2018.  The debt offering also resulted in an increase in interest expense for the three months ended September 30, 2018.

The following tables summarize results of operations by business segment for the nine months ended September 30, 2018 and 2017:

Contract Drilling	2018	2017	% Change
	(dollars in thousands)
Revenues	$1,043,005	$730,453	42.8%
Direct operating costs	656,630	475,836	38.0%
Margin (1)	386,375	254,617	51.7%
Selling, general and administrative	4,599	4,506	2.1%
Depreciation, amortization and impairment	441,834	405,576	8.9%
Operating loss	$(60,058)	$(155,465)	(61.4)%
Operating days	47,610	35,651	33.5%
Average revenue per operating day	$21.91	$20.49	6.9%
Average direct operating costs per operating day	$13.79	$13.35	3.3%
Average margin per operating day (1)	$8.12	$7.14	13.7%
Average rigs operating	174	131	32.8%
Capital expenditures	$299,637	$222,426	34.7%
(1)

Margin is defined as revenues less direct operating costs and excludes depreciation and amortization and selling, general and administrative expenses. Average margin per operating day is defined as margin divided by operating days.

During the first nine months of 2018, our average number of rigs operating was 174, compared to 131 in the same period of 2017.  Our average rig revenue per operating day was $21,910 in the first nine months of 2018, compared to $20,490 in the first nine months of 2017.  Our average revenue per operating day is largely dependent on the pricing terms of our rig contracts.

Revenues and direct operating costs increased primarily due to an increase in operating days.  Operating days increased in the first nine months of 2018 primarily due to the recovery in the oil and natural gas industry, the contribution of rigs acquired in the SSE merger and the contribution from rigs that have been upgraded to super-spec capability.  Capital expenditures increased over the comparable 2017 period due to upgrading rigs to super-spec capability, higher maintenance capital expenditures and other equipment upgrades. Depreciation, amortization, and impairment in the nine months ended September 30, 2018 included a charge of $48.4 million related to the retirement of 42 legacy non-APEX® rigs and related equipment.  Based on the strong customer preference across the industry for super-spec drilling rigs, we believe the 42 rigs being retired have limited commercial opportunity.  Depreciation, amortization, and impairment in the nine months ended September 30, 2017 included a charge of $29.0 million for the write-down of drilling equipment with no continuing utility as a result of the upgrade of certain rigs to super-spec capability.

Pressure Pumping	2018	2017	% Change
	(dollars in thousands)
Revenues	$1,253,693	$793,659	58.0%
Direct operating costs	1,006,353	643,228	56.5%
Margin (1)	247,340	150,431	64.4%
Selling, general and administrative	11,431	10,516	8.7%
Depreciation, amortization and impairment	191,370	141,329	35.4%
Operating income (loss)	$44,539	$(1,414)	NA
Fracturing jobs	631	442	42.8%
Other jobs	831	962	(13.6)%
Total jobs	1,462	1,404	4.1%
Average revenue per fracturing job	$1,958.74	$1,759.53	11.3%
Average revenue per other job	$21.34	$16.57	28.8%
Average revenue per total job	$857.52	$565.28	51.7%
Average direct operating costs per total job	$688.34	$458.14	50.2%
Average margin per total job (1)	$169.18	$107.14	57.9%
Margin as a percentage of revenues (1)	19.7%	19.0%	3.7%
Capital expenditures and acquisitions	$125,978	$85,423	47.5%
(1)

Margin is defined as revenues less direct operating costs and excludes depreciation, amortization and impairment and selling, general and administrative expenses. Average margin per total job is defined as margin divided by total jobs. Margin as a percentage of revenues is defined as margin divided by revenues.

Generally, the revenues in our pressure pumping segment are most impacted by our number of fracturing jobs and the size (including whether or not we provide proppant and other materials) of those jobs, which is reflected in our average revenue per fracturing job.  We completed 631 fracturing jobs during the first nine months of 2018, compared to 442 fracturing jobs in the same period of 2017.  Our average revenue per fracturing job was $1.959 million in the first nine months of 2018, compared to $1.760 million in the first nine months of 2017.

Revenues and direct operating costs during the nine months ended September 30, 2018 increased primarily due to an increase in the number and size of fracturing jobs and the inclusion of pressure pumping operations acquired from SSE, as compared to the nine months ended September 30, 2017.  Margin as a percentage of revenues improved due to improvements in pricing and economies of scale, as activity levels increased.  The increase in capital expenditures was due to higher maintenance capital expenditures as a result of higher activity and the reactivation of idle frac spreads. Depreciation, amortization and impairment expense increased due to the assets acquired in the SSE merger. Also included in depreciation, amortization and impairment expense for 2018 is a charge of $17.4 million related to the write-down of pressure pumping equipment. There was no similar charge in the comparable period of 2017.

Directional Drilling	2018	2017	% Change
	(in thousands)
Revenues	$152,877	$—	NA
Direct operating costs	126,114	—	NA
Margin (1)	26,763	—	NA
Selling, general and administrative	13,310	—	NA
Depreciation and amortization	35,039	—	NA
Operating loss	$(21,586)	$—	NA
Capital expenditures	$29,718	$—	NA
(1)	Margin is defined as revenues less direct operating costs and excludes depreciation and amortization and selling, general and administrative expenses.

Our directional drilling segment originated with the October 11, 2017 acquisition of MS Directional, and consequently we had no results for the first nine months of 2017 in this segment.

Other Operations	2018	2017	% Change
	(in thousands)
Revenues	$81,485	$45,238	80.1%
Direct operating costs	55,705	30,546	82.4%
Margin (1)	25,780	14,692	75.5%
Selling, general and administrative	9,819	7,896	24.4%
Depreciation, depletion and impairment	29,688	19,826	49.7%
Operating loss	$(13,727)	$(13,030)	5.3%
Capital expenditures	$23,524	$21,016	11.9%
(1)	Margin is defined as revenues less direct operating costs and excludes depreciation, depletion and impairment and selling, general and administrative expenses.

Revenues, direct operating costs, selling, general and administrative expense and depreciation, depletion and impairment expense from other operations increased primarily as a result of the inclusion of our oilfield rentals business acquired in the SSE merger on April 20, 2017.  The increase in capital expenditures was primarily due to investments in the oilfield rentals business.

Corporate	2018	2017	% Change
	(in thousands)
Selling, general and administrative	$62,141	$48,229	28.8%
Merger and integration expenses	$2,738	$65,798	(95.8)%
Depreciation	$5,997	$5,456	9.9%
Other operating income:
Net gain on asset disposals	$(21,186)	$(19,079)	11.0%
Legal-related expenses and settlements, net of insurance reimbursements	11,298	578	NA
Research and development	3,067	—	NA
Other	(3,500)	—	NA
Other operating income	$(10,321)	$(18,501)	(44.2)%
Interest income	$4,600	$1,149	300.3%
Interest expense	$38,668	$26,929	43.6%
Other income	$666	$226	194.7%
Capital expenditures	$1,711	$986	73.5%

Selling, general and administrative expense increased in the nine months ended September 30, 2018, but as a percentage of consolidated revenue decreased to 2.5%, compared to 3.1% for the nine months ended September 30, 2017.  Selling, general and administrative expense increased in the nine months ended September 30, 2018 due to the personnel added as a result of the SSE merger.  Merger and integration expenses incurred in 2018 are related to the SSE merger and the Superior QC and MS Directional acquisitions.  Merger and integration expenses incurred in 2017 are related to the SSE merger.  Depreciation expense increased in the first nine months of 2018 compared to the same period in 2017 due to the additional corporate assets acquired in the SSE merger.  Other operating income includes net gains associated with the disposal of assets.  Accordingly, the related gains or losses have been excluded from the results of specific segments. The majority of the net gain on asset disposals during the 2018 period reflects gains on disposal of drilling equipment. The 2017 period included a gain of $11.2 million related to the sale of real estate.  Legal-related expenses and settlements includes insurance deductibles and investigation costs related to an accident at a drilling site in January 2018.  Research and development expense during 2018 relates primarily to the funding of research into pressure pumping technology.  Other operating income during the first nine months of 2018 also includes the gain on the collection of a note receivable that had been recorded at a discount.  Interest income increased in the nine months ended September 30, 2018 due to interest earned on the portion of the proceeds of the January 2018 debt offering that were held as cash during the first nine months of 2018.  The debt offering also resulted in an increase in interest expense for the nine months ended September 30, 2018.

Income Taxes

Our effective income tax rate for the three months ended September 30, 2018 was 18.0% compared with 28.8% for the three months ended September 30, 2017. Our effective income tax rate for the nine months ended September 30, 2018 was 17.0% compared with 36.1% for the nine months ended September 30, 2017.  The lower effective income tax rate for the three months and nine months ended September 30, 2018 was primarily attributable to Tax Reform legislation passed in December 2017, which reduced the U.S. federal statutory tax rate, provided for a one-time transition tax on foreign earnings that were previously tax deferred, and placed additional limitations on the deductibility of various expense items, including meals and entertainment expenses and officer compensation. We also recorded a valuation allowance against the net deferred tax assets of one of our Canadian subsidiaries due to a change in judgment as to the realizability of these assets in the first quarter of 2018.

Liquidity and Capital Resources

Our liquidity as of September 30, 2018 included approximately $399 million in working capital, including $214 million of cash and cash equivalents, and approximately $600 million available under our revolving credit facility.

On January 19, 2018, we completed an offering of $525 million aggregate principal amount of our 2028 Notes.  We used $239 million of the net proceeds from the sale to repay amounts outstanding under our revolving credit facility.  The remainder of the proceeds are being used for general corporate purposes. As described below, on March 27, 2018, we entered into an amended and restated credit agreement, which permits aggregate borrowings of up to $600 million, including a letter of credit facility that, at any time outstanding, is limited to $150 million and a swing line facility that, at any time outstanding, is limited to $20 million.

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

During the nine months ended September 30, 2018, our sources of cash flow included:

•	$489 million from operating activities,
•	$28.0 million in proceeds from the disposal of property and equipment,
•	$23.8 million from collection of a note receivable, and
•	$521 million in proceeds from the issuance of long-term debt.

During the nine months ended September 30, 2018, we used $268 million to repay net borrowings under our revolving credit facility, $3.8 million for the acquisition of Superior QC, $22.0 million to pay dividends on our common stock, $4.5 million for debt issuance costs, $111.7 million for the repurchase of our common stock and $481 million:

•	to make capital expenditures for the acquisition, betterment and refurbishment of drilling rigs and pressure pumping equipment,
•	to acquire and procure equipment and facilities to support our drilling, pressure pumping, directional drilling, oilfield rentals and manufacturing operations, and
•	to fund investments in oil and natural gas properties on a non-operating working interest basis.

We paid cash dividends during the nine months ended September 30, 2018 as follows:

	Per Share	Total
		(in thousands)
Paid on March 22, 2018	$0.02	$4,443
Paid on June 21, 2018	0.04	8,832
Paid on September 20, 2018	0.04	8,685
	$0.10	$21,960

On October 24, 2018, our Board of Directors approved a cash dividend on our common stock in the amount of $0.04 per share to be paid on December 20, 2018 to holders of record as of December 6, 2018. The amount and timing of all future dividend payments, if any, are subject to the discretion of the Board of Directors and will depend upon business conditions, results of operations, financial condition, terms of our debt agreements and other factors.

On September 6, 2013, our Board of Directors approved a stock buyback program that authorized purchase of up to $200 million of our common stock in open market or privately negotiated transactions. On July 25, 2018, our Board of Directors approved an increase of the authorization under the stock buyback program to allow for $250 million of future share repurchases.  All purchases executed to date have been through open market transactions. Purchases under the program are made at management’s discretion, at prevailing prices, subject to market conditions and other factors. Purchases may be made at any time without prior notice. Shares of stock purchased under the plan are held as treasury shares. There is no expiration date associated with the buyback program.  As of September 30, 2018, we had remaining authorization to purchase approximately $200 million of our outstanding common stock under the stock buyback program.

Treasury stock acquisitions during the nine months ended September 30, 2018 were as follows (dollars in thousands):

	Shares	Cost
Treasury shares at beginning of period	43,802,611	$918,711
Purchases pursuant to stock buyback program	5,515,853	100,500
Acquisitions pursuant to long-term incentive plan (1)	561,807	11,155
Treasury shares at end of period	49,880,271	$1,030,366

(1)We withheld 561,807 shares in the first nine months of 2018 with respect to employees’ tax withholding obligations upon vesting of restricted shares.  These shares were acquired at fair market value pursuant to the terms of the Patterson-UTI Energy, Inc. 2014 Long-Term Incentive Plan and not pursuant to the stock buyback program.

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

As of September 30, 2018, we had no amounts outstanding under our revolving credit facility.  We had $81,000 in letters of credit outstanding under our revolving credit facility at September 30, 2018 and, as a result, had available borrowing capacity of approximately $600 million at that date.

2015 Reimbursement Agreement — On March 16, 2015, we entered into a Reimbursement Agreement (the “Reimbursement Agreement”) with The Bank of Nova Scotia (“Scotiabank”), pursuant to which we may from time to time request that Scotiabank issue an unspecified amount of letters of credit.  As of September 30, 2018, we had $63.4 million in letters of credit outstanding under the Reimbursement Agreement.

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

The respective note purchase agreements require compliance with two financial covenants. We must not permit our debt to capitalization ratio to exceed 50% at any time. The note purchase agreements generally define the debt to capitalization ratio as the ratio of (a) total borrowed money indebtedness to (b) the sum of such indebtedness plus consolidated net worth, with consolidated net worth determined as of the last day of the most recently ended fiscal quarter. We also must not permit our interest coverage ratio as of the last day of a fiscal quarter to be less than 2.50 to 1.00. The note purchase agreements generally define the interest coverage ratio as the ratio of EBITDA for the four prior fiscal quarters to interest charges for the same period. We were in compliance with these financial covenants as of September 30, 2018. We do not expect that the restrictions and covenants will impair, in any material respect, our ability to operate or react to opportunities that might arise.

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

Commitments and Contingencies — As of September 30, 2018, we maintained letters of credit in the aggregate amount of $63.5 million primarily for the benefit of various insurance companies as collateral for retained losses which could become payable under the terms of the underlying insurance contracts. These letters of credit expire annually at various times during the year and are typically renewed. As of September 30, 2018, no amounts had been drawn under the letters of credit.

As of September 30, 2018, we had commitments to purchase major equipment and make investments totaling approximately $143 million for our drilling, pressure pumping, directional drilling and oilfield rentals businesses.

Our pressure pumping business has entered into agreements to purchase minimum quantities of proppants and chemicals from certain vendors. The agreements expire in years 2018 through 2022 and in 2042. As of September 30, 2018, the remaining obligation under these agreements was approximately $123 million, of which approximately $10.3 million relates to purchases required during the remainder of 2018. In the event the required minimum quantities are not purchased during certain periods, we could be required to make a liquidated damages payment to the respective vendor for any shortfall.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
	(in thousands)
Net loss	$(75,042)	$(33,769)	$(120,172)	$(189,492)
Income tax benefit	(16,517)	(13,652)	(24,617)	(106,953)
Net interest expense	11,559	9,483	34,068	25,780
Depreciation, depletion, amortization and impairment	281,652	196,642	703,928	572,187
Adjusted EBITDA	$201,652	$158,704	$593,207	$301,522

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

Volatility of Oil and Natural Gas Prices and its Impact on Operations and Financial Condition

Our revenue, profitability and cash flows are highly dependent upon prevailing prices for oil and natural gas and expectations about future prices.  For many years, oil and natural gas prices and markets have been extremely volatile.  Prices are affected by many factors beyond our control.  The closing price of oil was as high as $107.95 per barrel in June 2014.  Prices began to fall in the third quarter of 2014 and reached a twelve-year low of $26.19 in February 2016.  Oil prices have recovered from the lows experienced in the first quarter of 2016. Oil prices averaged $69.76 per barrel in the third quarter of 2018.

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

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk

As of September 30, 2018, we had exposure to interest rate market risk associated with any borrowings that we had under the Credit Agreement and the Reimbursement Agreement.

Loans under the Credit Agreement bear interest by reference, at our election, to the LIBOR rate or base rate, provided, that swing line loans bear interest by reference only to the base rate.  The applicable margin on LIBOR rate loans varies from 1.00% to 2.00% and the applicable margin on base rate loans varies from 0.00% to 1.00%, in each case determined based on our credit rating. As of September 30, 2018, the applicable margin on LIBOR rate loans was 1.5% and the applicable margin on base rate loans was 0.5%.  As of September 30, 2018, we had no amounts outstanding under our revolving credit facility.

Under the Reimbursement Agreement, we will reimburse Scotiabank on demand for any amounts that Scotiabank has disbursed under any letters of credit.  We are obligated to pay to Scotiabank interest on all amounts not paid by us on the date of demand or when otherwise due at the LIBOR rate plus 2.25% per annum.  As of September 30, 2018, no amounts had been disbursed under any letters of credit.

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

Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10‑Q. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of September 30, 2018.

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

On July 18, 2018, OSHA issued a citation containing alleged violations, proposed abatement dates and an aggregate proposed penalty of approximately $74,000.  We have filed a notice of contest with OSHA that contests all citation items, abatement dates and proposed penalties.  The Department of Labor filed a complaint on OSHA’s behalf seeking enforcement of the citation as issued.  We have filed an answer to the complaint and are litigating our contest of the citation items.   The ultimate resolution of the OSHA citation items is not known at this time, and we are unable to determine what alleged violations and proposed penalties will be modified or eliminated, if any.

Lawsuits have been filed in the District Court for Pittsburg County, Oklahoma in connection with the five individuals who lost their lives and one of our employees who was injured in the accident.  The lawsuits have been consolidated for discovery purposes under Cause No. CJ-2018-60 (the “Litigation”).  These lawsuits allege various causes of action against us including negligence, gross negligence, knowledge that injury or death was substantially certain, acting with purpose, recklessness, wrongful death and survival, and the plaintiffs seek an unspecified amount of damages, including punitive or exemplary damages, costs, interest, and other relief. We dispute the plaintiffs’ allegations and intend to defend ourselves vigorously.  Based on the information we have available as of the date of this Report, we believe that we have adequate insurance to cover the Litigation. However, if this accident is not fully covered by insurance or an enforceable and recoverable indemnity from a third party, it could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Additionally, we are party to various legal proceedings arising in the normal course of our business.

We do not believe that the outcome of these proceedings, either individually or in the aggregate, will have a material adverse effect on our financial condition, results of operations or cash flows.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

The table below sets forth the information with respect to purchases of our common stock made by us during the quarter ended September 30, 2018.

				Approximate Dollar
			Total Number of	Value of Shares
			Shares (or Units)	That May Yet Be
			Purchased as Part	Purchased Under the
	Total	Average Price	of Publicly	Plans or
	Number of Shares	Paid per	Announced Plans	Programs (in
Period Covered	Purchased (1)	Share	or Programs	thousands)(2)
July 2018	219,119	$17.32	132,964	247,960
August 2018	2,779,572	$17.16	2,779,572	200,260
September 2018	15,972	$17.63	—	200,260
Total	3,014,663		2,912,536	200,260

(1)

We withheld 86,155 shares in July 2018 and 15,972 shares in September 2018 with respect to employees’ tax withholding obligations upon vesting of restricted shares.  These shares were acquired at fair market value pursuant to the terms of the Patterson-UTI Energy, Inc. 2014 Long-Term Incentive Plan and not pursuant to the stock buyback program.

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

3.4

Certificate of Amendment to Restated Certificate of Incorporation, as amended (filed July 30, 2018 as Exhibit 3.4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2018 and incorporated herein by reference).

3.5	Third Amended and Restated Bylaws (filed July 30, 2018 as Exhibit 3.5 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2018 and incorporated herein by reference).

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*

The following materials from Patterson-UTI Energy, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) the Condensed Consolidated Statement of Changes in Stockholders’ Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements.

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

Date: October 29, 2018