Form 10-K
period 2018-12-31
PATTERSON UTI ENERGY INC
filed 2019-02-13
CIK 889900

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒ or No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 29, 2018, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $3.9 billion, calculated by reference to the closing price of $18.00 for the common stock on the Nasdaq Global Select Market on that date.

As of February 8, 2019, the registrant had outstanding 213,652,772 shares of common stock, $0.01 par value, its only class of common stock.

Documents incorporated by reference:

Portions of the registrant’s definitive proxy statement for the 2019 Annual Meeting of Stockholders are incorporated by reference into Part III of this report.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (this “Report”) and other public filings, press releases and presentations by us contain “forward-looking statements” within the meaning of the Securities Act of 1933, as amended (the “Securities Act”), the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995, as amended.  As used in this Report, “the Company,” “us,” “we,” our” and like terms refer collectively to Patterson-UTI Energy, Inc. and its consolidated subsidiaries.  Patterson-UTI Energy, Inc. conducts its operations through its wholly-owned subsidiaries and has no employees or independent business operations.  These forward-looking statements involve risk and uncertainty.  These forward-looking statements include, without limitation, statements relating to: liquidity; revenue and cost expectations and backlog; financing of operations; oil and natural gas prices; rig counts; source and sufficiency of funds required for building new equipment, upgrading existing equipment and additional acquisitions (if opportunities arise); impact of inflation; demand for our services; competition; equipment availability; government regulation; debt service obligations; and other matters.  Our forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts and often use words such as “anticipate,” “believe,” “budgeted,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “potential,” “project,” “pursue,” “should,” “strategy,” “target,” or “will,” or the negative thereof and other words and expressions of similar meaning.  The forward-looking statements are based on certain assumptions and analyses we make in light of our experience and our perception of historical trends, current conditions, expected future developments and other factors we believe are appropriate in the circumstances.

Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to have been correct.  These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from actual future results expressed or implied by the forward-looking statements.  These risks and uncertainties also include those set forth under “Risk Factors” contained in Item 1A of this Report and in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this Report and other sections of our filings with the United States Securities and Exchange Commission (the “SEC”) under the Exchange Act and the Securities Act, as well as, among others, risks and uncertainties relating to:

•	adverse oil and natural gas industry conditions;
•	global economic conditions;
•	volatility in customer spending and in oil and natural gas prices that could adversely affect demand for our services and their associated effect on rates;
•	excess availability of land drilling rigs, pressure pumping and directional drilling equipment, including as a result of reactivation, improvement or construction;
•	competition and demand for our services;
•	strength and financial resources of competitors;
•	utilization, margins and planned capital expenditures;
•	liabilities from operational risks for which we do not have and receive full indemnification or insurance;
•	operating hazards attendant to the oil and natural gas business;
•	failure by customers to pay or satisfy their contractual obligations (particularly with respect to fixed-term contracts);
•	the ability to realize backlog;
•	specialization of methods, equipment and services and new technologies;
•	shortages, delays in delivery, and interruptions in supply, of equipment and materials;
•	cybersecurity events;
•	the ability to retain management and field personnel;
•	loss of key customers;
•	synergies, costs and financial and operating impacts of acquisitions;
•	difficulty in building and deploying new equipment;
•	governmental regulation;
•	environmental risks and ability to satisfy future environmental costs;
•	legal proceedings and actions by governmental or other regulatory agencies;

•	technology-related disputes;
•	the ability to effectively identify and enter new markets;
•	weather;
•	operating costs;
•	expansion and development trends of the oil and natural gas industry;
•	ability to obtain insurance coverage on commercially reasonable terms;
•	financial flexibility;
•	interest rate volatility;
•	adverse credit and equity market conditions;
•	availability of capital and the ability to repay indebtedness when due;
•	compliance with covenants under our debt agreements; and
•	other financial, operational and legal risks and uncertainties detailed from time to time in our filings with the SEC.

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

Our contract drilling business operates in the continental United States and western Canada, and we are pursuing contract drilling opportunities outside of North America.  As of December 31, 2018, we had a drilling fleet that consisted of 252 marketed land-based drilling rigs.  A drilling rig includes the structure, power source and machinery necessary to cause a drill bit to penetrate the earth to a depth desired by the customer.  We also have a substantial inventory of drill pipe and drilling rig components that support our drilling operations.

We provide pressure pumping services to oil and natural gas operators primarily in Texas and the Mid-Continent and Appalachian regions.  Substantially all of the revenue in the pressure pumping segment is from well stimulation services (such as hydraulic fracturing) for completion of new wells and remedial work on existing wells.  Well stimulation involves processes inside a well designed to enhance the flow of oil, natural gas, or other desired substances from the well.  We also provide cementing services through the pressure pumping segment.  Cementing is the process of inserting material between the wall of the well bore and the casing to support and stabilize the casing.  As of December 31, 2018, we had approximately 1.6 million fracturing horsepower to provide these services.  Our pressure pumping operations are supported by a fleet of other equipment, including blenders, tractors, manifold trailers and numerous trailers for transportation of materials to and from the worksite as well as bins for storage of materials at the worksite.

We also provide a comprehensive suite of directional drilling services in most major producing onshore oil and gas basins in the United States. Our directional drilling services include directional drilling, downhole performance motors, motor rentals, directional surveying, measurement-while-drilling, wireline steering tools and services that improve the accuracy of horizontal wellbore placement.

We have other operations through which we provide oilfield rental tools in select markets in the United States. We also manufacture and sell pipe handling components and related technology to drilling contractors, and provide electrical controls and automation to the energy, marine and mining industries, in North America and other select markets.  In addition, we own and invest, as a non-operating working interest owner, in oil and natural gas assets that are primarily located in Texas and New Mexico.

Recent Developments

On October 25, 2018, we acquired all of the issued and outstanding shares of Current Power Solutions, Inc. (“Current Power”).  Current Power is a provider of electrical controls and automation to the energy, marine and mining industries.

On March 27, 2018, we entered into an amended and restated credit agreement, which is a committed senior unsecured revolving credit facility that permits aggregate borrowings of up to $600 million, including a letter of credit facility that, at any time outstanding, is limited to $150 million and a swing line facility that, at any time outstanding, is limited to $20 million.

On February 20, 2018, we acquired the business of Superior QC, LLC (“Superior QC”), including its assets and intellectual property.  Superior QC is a provider of software and services used to improve the statistical accuracy of horizontal wellbore placement.  Superior QC’s measurement-while-drilling (MWD) Survey FDIR (fault detection, isolation and recovery) service is a data analytics technology to analyze MWD survey data in real-time and more accurately identify the position of a well.

On January 19, 2018, we completed an offering of $525 million aggregate principal amount of our 3.95% Senior Notes due 2028 (the “2028 Notes”).  The net proceeds before offering expenses were approximately $521 million, of which we used $239 million to repay amounts outstanding under our revolving credit facility.

On October 11, 2017, we acquired all of the issued and outstanding limited liability company interests of MS Directional, LLC (f/k/a Multi-Shot, LLC) (“MS Directional”).  MS Directional is a leading directional drilling services company in the United States, with operations in most major producing onshore oil and gas basins.  MS Directional provides a comprehensive suite of directional drilling services, including directional drilling, downhole performance motors, motor rentals, directional surveying, measurement-while-drilling, and wireline steering tools.

On April 20, 2017, pursuant to an Agreement and Plan of Merger (the “merger agreement”) with Seventy Seven Energy Inc. (“SSE”), a subsidiary of ours was merged with and into SSE (the “SSE merger”), with SSE continuing as the surviving entity and one of our wholly-owned subsidiaries.  On April 20, 2017, following the SSE merger, SSE was merged with and into our newly-formed subsidiary named Seventy Seven Energy LLC (“SSE LLC”), with SSE LLC continuing as the surviving entity and one of our wholly-owned subsidiaries. Through the SSE merger, we acquired a fleet of 91 drilling rigs, 36 of which we consider to be APEX® rigs. Additionally, through the SSE merger, we acquired approximately 500,000 horsepower of fracturing equipment located in Oklahoma and Texas.  The oilfield rentals business acquired through the SSE merger has a fleet of premium oilfield rental tools and provides specialized services for land-based oil and natural gas drilling, completion and workover activities.

Operational data in the discussion and analysis in this Report includes the results of operations of Current Power since October 25, 2018, the results of operations of Superior QC since February 20, 2018, the results of operations of the MS Directional business since October 11, 2017 and the results of operations of the SSE businesses since April 20, 2017.

Quarterly average oil prices and our quarterly average number of rigs operating in the United States for 2016, 2017 and 2018 are as follows:

	1st	2nd	3rd	4th
	Quarter	Quarter	Quarter	Quarter
2016:
Average oil price per Bbl (1)	$33.18	$45.41	$44.85	$49.15
Average rigs operating per day - U.S. (2)	71	55	60	66
2017:
Average oil price per Bbl (1)	$51.77	$48.24	$48.16	$55.37
Average rigs operating per day - U.S. (2)	81	145	159	159
2018:
Average oil price per Bbl (1)	$62.88	$68.04	$69.76	$59.08
Average rigs operating per day - U.S. (2)	166	175	177	182

(1)	The average oil price represents the average monthly WTI spot price as reported by the United States Energy Information Administration.
(2)	A rig is considered to be operating if it is earning revenue pursuant to a contract on a given day.

The closing price of oil was as high as $107.95 per barrel in June 2014.  Prices began to fall in the third quarter of 2014 and reached a twelve-year low of $26.19 in February 2016.  Oil prices have recovered from the lows experienced in the first quarter of 2016.  Oil prices reached a high of $77.41 in June 2018.  Oil prices remain volatile, as the closing price of oil reached a fourth quarter 2018 high of $76.40 per barrel on October 3, 2018, before declining by 42% over the course of three months to reach a low of $44.48 per barrel in late December 2018. Oil prices averaged $59.08 per barrel in the fourth quarter of 2018.

Our rig count declined significantly during the industry downturn that began in late 2014 but has improved since the second quarter of 2016.  Our average rig count for the fourth quarter of 2018 was 183 rigs, which included 182 rigs in the United States and one rig in Canada.  This was an increase from our average rig count for the third quarter of 2018 of 178 rigs, which included 177 rigs in the United States and one rig in Canada.  Our rig count in the United States at December 31, 2018 of 183 rigs was greater than the rig count of 163 rigs at December 31, 2017.  Term contracts have supported our operating rig count during the last three years.  Based on contracts currently in place, we expect an average of 122 rigs operating under term contracts during the first quarter of 2019 and an average of 78 rigs operating under term contracts throughout 2019.

With the weakness in crude oil prices late in the fourth quarter, operators have been delaying starting new completion projects in the first quarter, and pricing remains extremely competitive.  As such, we have made the decision to idle spreads rather than work at unreasonably low prices.  We ended the fourth quarter with 20 active spreads and idled three spreads early in the first quarter of 2019.

Industry Segments

Our revenues, operating income (loss) and identifiable assets are primarily attributable to three industry segments:

•	contract drilling services,
•	pressure pumping services, and

•	directional drilling services.

Our contract drilling services industry segment had operating losses in 2018, 2017 and 2016.  Our pressure pumping services industry segment had operating losses in 2018 and 2016 and operating income in 2017.  Our third industry segment, directional drilling services, was a new segment for us as a result of the MS Directional acquisition in 2017 and accounted for approximately six percent and two percent of our 2018 and 2017 consolidated revenues, respectively.  Our directional drilling segment had operating losses in 2018 and 2017.

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 16 of Notes to Consolidated Financial Statements included as a part of Items 7 and 8, respectively, of this Report for financial information pertaining to these industry segments.

Contract Drilling Operations

General — We market our contract drilling services to major, independent and other oil and natural gas operators.  As of December 31, 2018, we had 252 marketed land-based drilling rigs based in the following regions:

•	74 in west Texas and southeastern New Mexico,
•	24 in north central and east Texas and northern Louisiana,
•	37 in the Rocky Mountain region (Colorado, Wyoming and North Dakota),
•	31 in south Texas,
•	38 in western Oklahoma,
•	42 in the Appalachian region (Pennsylvania, Ohio and West Virginia), and
•	6 in western Canada.

Our marketed drilling rigs have rated maximum depth capabilities ranging from approximately 13,200 feet to 25,000 feet.  All of these drilling rigs are electric rigs.  An electric rig converts the power from its diesel engines into electricity to power the rig.  We also have a substantial inventory of drill pipe and drilling rig components, which may be used in the activation of additional drilling rigs, or as upgrades or replacement parts for marketed rigs.

Drilling rigs are typically equipped with engines, drawworks, top drives, masts, pumps to circulate the drilling fluid, blowout preventers, drill pipe and other related equipment.  Over time, components on a drilling rig are replaced or rebuilt.  We spend significant funds each year as part of a program to modify, upgrade and maintain our drilling rigs.  We have spent approximately $822 million during the last three years on capital expenditures to (1) build new land drilling rigs and (2) modify, upgrade and extend the lives of components of our drilling fleet.  During fiscal years 2018, 2017 and 2016, we spent approximately $395 million, $354 million and $72.5 million, respectively, on these capital expenditures.

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

Drilling Contracts — Most of our drilling contracts are with established customers on a competitive bid or negotiated basis.  Our bid for each job depends upon location, equipment to be used, estimated risks involved, estimated duration of the job, availability of drilling rigs and other factors particular to each proposed contract.  Our drilling contracts are either on a well-to-well basis or a term basis.  Well-to-well contracts are generally short-term in nature and cover the drilling of a single well or a series of wells.  Term contracts are entered into for a specified period of time (frequently six months to four years) or for a specified  number of wells.  During 2018, our average number of days to drill a well (which includes moving to the drill site, rigging up and rigging down) was approximately 21 days.

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

Our drilling contracts provide for payment on a daywork basis, pursuant to which we provide the drilling rig and crew to the customer.  The customer provides the program for the drilling of the well.  Our compensation is based on a contracted rate per day during the period the drilling rig is utilized.  We often receive a lower rate when the drilling rig is moving or when drilling operations are interrupted or restricted by adverse weather conditions or other conditions beyond our control.  Daywork contracts typically provide separately for mobilization of the drilling rig.

Contract Drilling Activity — Information regarding our contract drilling activity for the last three years follows:

	Year Ended December 31,
	2018	2017	2016
Average rigs operating per day - U.S. (1)	175	136	63
Average rigs operating per day - Canada (1)	1	2	2
Number of rigs operated during the year	193	179	100
Number of wells drilled during the year	3,088	2,553	1,164
Number of operating days	64,479	50,427	23,596

(1)	A rig is considered to be operating if it is earning revenue pursuant to a contract on a given day.

Drilling Rigs and Related Equipment — We have made significant upgrades during the last several years to our drilling fleet to match the needs of our customers.  While conventional wells remain a source of oil and natural gas, our customers have expanded the development of shale and other unconventional wells to help supply the long-term demand for oil and natural gas in North America.

To address our customers’ needs for drilling horizontal wells in shale and other unconventional resource plays, we have expanded our areas of operation and improved the capability of our drilling fleet.  We have delivered new APEX® rigs to the market and have made performance and safety improvements to existing high capacity rigs.  APEX® rigs are electric rigs with advanced electronic drilling systems, 500-ton top drives, iron roughnecks, hydraulic catwalks, and other automated pipe handling equipment.  APEX® rigs that are pad-capable are designed to efficiently drill multiple wells from a single pad, by “walking” between the wellbores without requiring time to lower the mast and lay down the drill pipe.  As of December 31, 2018, our marketed land-based drilling fleet was comprised of the following:

	Number of Rigs
Classification	United States	Canada	Total	Percent Pad-Capable
APEX® 1500 HP rigs	169	—	169	94%
APEX® 1000 HP rigs	14	—	14	100%
APEX® 1200 HP rigs	4	—	4	100%
APEX® 1400 HP rigs	5	—	5	100%
APEX® 2000 HP rigs	6	—	6	67%
Other electric rigs	48	6	54	59%
Total	246	6	252	87%
Average horsepower	1,465	1,117	1,457

The U.S. land rig industry refers to certain high specification rigs as “super-spec” rigs.  We consider a super-spec rig to be at least a 1,500 horsepower, AC powered rig that has a 750,000-pound hookload, a 7,500-psi circulating system, and is pad-capable.  We currently estimate there are approximately 650 super-spec rigs in the United States, which includes 149 of our APEX® rigs.

We perform repair and/or overhaul work to our drilling rig equipment at our yard facilities located in Texas, Oklahoma, Wyoming, Colorado, North Dakota, Pennsylvania, Ohio and western Canada.

Pressure Pumping Operations

General — We provide pressure pumping services to oil and natural gas operators, primarily in Texas (West and South Regions), the Mid-Continent region (Mid-Con Region) and the Appalachian region (Northeast Region).  Pressure pumping services consist primarily of well stimulation services (such as hydraulic fracturing) for the completion of new wells and remedial work on existing wells.  Wells drilled in shale formations and other unconventional plays require well stimulation through hydraulic fracturing to allow the flow of oil and natural gas.  This is accomplished by pumping fluids and proppant under pressure into the well bore to fracture the formation.  Many wells in conventional plays also receive well stimulation services. We also provide cementing services through the pressure pumping segment. The cementing process inserts material between the wall of the well bore and the casing to support and stabilize the casing.

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

Equipment — We have pressure pumping equipment used in providing hydraulic fracturing services as well as cementing and acid pumping services, with a total of approximately 1.6 million horsepower as of December 31, 2018.  Pressure pumping equipment at December 31, 2018 included:

		Other
	Fracturing	Pumping
	Equipment	Equipment	Total
West Texas Region
Number of units	229	31	260
Approximate horsepower	524,450	32,340	556,790

South Texas Region
Number of units	138	1	139
Approximate horsepower	334,750	950	335,700

Mid-Con Region
Number of units	118	—	118
Approximate horsepower	269,250	—	269,250

Northeast Region
Number of units	200	78	278
Approximate horsepower	430,050	44,700	474,750

Combined:
Number of units	685	110	795
Approximate horsepower	1,558,500	77,990	1,636,490

Our pressure pumping operations are supported by a fleet of other equipment including blenders, tractors, manifold trailers and numerous trailers for transportation of materials to and from the worksite, as well as bins for storage of materials at the worksite.

Materials – Our pressure pumping operations require the use of acids, chemicals, proppants, fluid supplies and other materials, any of which can be in short supply, including severe shortages, from time to time.  We purchase these materials from various suppliers.  These purchases are made in the spot market or pursuant to other arrangements that may not cover all of our required supply.  These supply arrangements sometimes require us to purchase the supply or pay liquidated damages if we do not purchase the material.  Given the limited number of suppliers of certain of our materials, we may not always be able to make alternative arrangements if we are unable to reach an agreement with a supplier for delivery of any particular material or should one of our suppliers fail to timely deliver our materials.

Directional Drilling Operations

General – We generally utilize our own proprietary downhole motors and equipment to provide a comprehensive suite of directional drilling services, including directional drilling, downhole performance motors, motor rentals, directional surveying, measurement-while-drilling (MWD), and wireline steering tools, in most major onshore oil and natural gas basins in the United States. We generally design, assemble and maintain our own fleet of downhole drilling motors and MWD equipment. We sometimes rent motors and equipment from third parties during periods in which we experience shortages from our vendors, which can occur during periods of increased industry activity. As a complement to our core directional drilling services, we provide downhole survey services and rent our proprietary drilling motors to both oil and natural gas operators and other oilfield service companies. Our customers primarily consist of major integrated energy companies and large North American independent oil and natural gas operators. We believe our customers use our services because of the quality of our specialized, technology-driven equipment and our well-trained and experienced workforce, which enable us to provide our customers with high-quality, reliable and safe directional drilling services.  We utilize our fleet of directional drilling motors, MWD equipment and survey equipment to provide: (1) directional drilling services, (2) third-party motor rentals and (3) downhole survey services.

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

Equipment – We generally design, assemble, maintain and inspect our own equipment. We sometimes rent motors and equipment from third parties during periods in which we experience shortages from our vendors, which can occur during periods of increased industry activity. We have developed proprietary equipment for our drilling motors, mud pulse and electromagnetic data transfer MWD equipment and survey tools. We believe that our vertical integration strategy allows us to deliver better operational performance and higher equipment reliability to our customers. Vertical integration also allows us to build our tools more efficiently and at a lower cost than if purchased from third parties. In addition, we have the ability to upgrade our tools in response to market conditions or our customers’ job requirements, which allows us to minimize the costs and delays associated with sending equipment to original manufacturers. Our internal maintenance capability also affords us enhanced control over our supply chain and increases the effective utilization of our assets.  As of December 31, 2018, we had a comprehensive fleet of over 1,600 motors that serve both internal needs and external motor rental requirements.  In addition to our motor fleet, we had 127 MWD systems as well as downhole surveying equipment to provide accurate wellbore surveys.

Horizontal Wellbore Placement – We provide software and services used to improve the statistical accuracy of horizontal wellbore placement.  Our measurement-while-drilling (MWD) Survey FDIR (fault detection, isolation and recovery) service is a data analytics technology to analyze MWD survey data in real-time and more accurately identify the position of a well.  We provide these services to customers with onshore and offshore operations.

Oilfield Rentals

Our oilfield rentals business has a fleet of premium oilfield rental tools and provides specialized services for land-based oil and natural gas drilling, completion and workover activities.  We offer an extensive line of rental tools, including a full line of tubular products specifically designed for horizontal drilling and completion, with high-torque, premium-connection drill pipe, drill collars and tubing. Additionally, we offer surface rental equipment including blowout preventers, frac tanks, mud tanks and environmental containment that encompass all phases of the hydrocarbon extraction and production process. Our air drilling equipment and services enable extraction in select basins where certain segments of formations preclude the use of drilling fluid, permitting operators to drill through problematic zones without the risk of fluid absorption and damage to the wellbore. We offer oilfield rental services in many of the major producing onshore oil and gas basins in the United States. We price our rentals and services based on the type of equipment being rented and the services being performed. Substantially all rental revenue we earn is based upon a charge for the actual period of time the rental is provided to our customer on a market-based, fixed per-day or per-hour fee.

Other Operations

We manufacture and sell pipe handling components and related technology for drilling contractors in North America and other select markets, and provide electrical controls and automation to the energy, marine and mining industries, in North America and other select markets.  In addition, we own and invest, as a non-operating working interest owner, in oil and natural gas assets that are primarily located in Texas and New Mexico.

Contracts

We believe that our contract drilling, pressure pumping, directional drilling, oilfield rentals and other contracts generally provide for indemnification rights and obligations that are customary for the markets in which we conduct those operations.  However, each contract contains the actual terms setting forth our rights and obligations and those of the customer or supplier, any of which rights and obligations may deviate from what is customary due to particular industry conditions, customer or supplier requirements, applicable law or other factors.

Customers

Our customer base includes major, independent and other oil and natural gas operators.  With respect to our consolidated operating revenues in 2018, we received approximately 41% from our ten largest customers and approximately 26% from our five largest customers.  During 2018, no customer accounted for more than 10% of our consolidated operating revenues.  The loss of, or reduction in business from, one or more of our larger customers could have a material adverse effect on our business, financial condition, cash flows and results of operations.

Backlog

Our contract drilling backlog as of December 31, 2018 and 2017 was $770 million and $544 million, respectively.  Approximately 23% of the total contract drilling backlog at December 31, 2018 is reasonably expected to remain after 2019.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included as a part of Item 7 of this Report for information pertaining to backlog.

Competition

The businesses in which we operate are highly competitive.  Historically, available equipment used in these businesses has frequently exceeded demand, particularly in an industry downturn.  The price for our services is a key competitive factor, in part because equipment used in our businesses can be moved from one area to another in response to market conditions.  In addition to price, we believe availability, condition and technical specifications of equipment, quality of personnel, service quality and safety record are key factors in determining which contractor is awarded a job.  We expect that the market for our services will continue to be highly competitive.

Government and Environmental Regulation

All of our operations and facilities are subject to numerous federal, state, foreign, regional and local laws, rules and regulations related to various aspects of our business, including:

•	drilling of oil and natural gas wells,
•	hydraulic fracturing, cementing and acidizing and related well servicing activities,
•	directional drilling services, third-party motor rentals, and downhole survey services,
•	services that improve the statistical accuracy of horizontal wellbore placement, including for customers with offshore operations,
•	containment and disposal of hazardous materials, oilfield waste, other waste materials and acids,
•	use of underground storage tanks and injection wells,
•	manufacture and sale of pipe handling components and related technology,
•	provision of electrical controls and automation, and
•	our employees.

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

Our business is generally affected by political developments and by federal, state, foreign, regional and local laws, rules and regulations that relate to the oil and natural gas industry.  The adoption of laws, rules and regulations affecting the oil and natural gas industry for economic, environmental and other policy reasons could increase costs relating to drilling, completion and production, and otherwise have an adverse effect on our operations.  Federal, state, foreign, regional and local environmental laws, rules and regulations currently apply to our operations and may become more stringent in the future.  Any limitation, suspension or moratorium of the services and products we or others provide, whether or not short-term in nature, by a federal, state, foreign, regional or local governmental authority, could have a material adverse effect on our business, financial condition and results of operations.

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

The Federal Resource Conservation and Recovery Act (“RCRA”), as amended, and comparable state statutes and implementing regulations govern the disposal of “hazardous wastes.” Although CERCLA currently excludes petroleum from the definition of “hazardous substances,” and RCRA also excludes certain classes of exploration and production wastes from regulation, such exemptions may be deleted, limited, or modified in the future.  For example, in December 2016, the U.S. Environmental Protection Agency (“EPA”) and environmental groups entered into a consent decree to address the EPA’s alleged failure to timely assess its RCRA Subtitle D criteria regulations exempting certain exploration and production related oil and gas wastes from regulation as hazardous wastes under RCRA.  The consent decree requires the EPA to propose a rulemaking by March 2019 for revision of certain Subtitle D criteria regulations pertaining to oil and gas wastes or to sign a determination that revision of the regulations is not necessary.  The EPA has not yet proposed such a rule.  If changes are made to the classification of exploration and production wastes under CERCLA and/or RCRA, we could be required to remove and remediate previously disposed of materials (including materials disposed of or released by prior owners or operators) from properties (including ground water contaminated with hydrocarbons) and to perform removal or remedial actions to prevent future contamination.

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

Risks and Insurance

Our operations are subject to many hazards inherent in the businesses in which we operate, including inclement weather, blowouts, explosions, fires, loss of well control, pollution, exposure and reservoir damage.  These hazards could cause personal injury or death, work stoppage, and serious damage to equipment and other property, as well as significant environmental and reservoir damages.  These risks could expose us to substantial liability for personal injury, wrongful death, property damage, loss of oil and natural gas production, pollution and other environmental damages.  An accident or other event resulting in significant environmental or property damage, or injuries or fatalities involving our employees or other persons could also trigger investigations by federal, state or local authorities. Such an accident or other event could cause us to incur substantial expenses in connection with the investigation, remediation and resolution, as well as cause lasting damage to our reputation, loss of customers and an inability to obtain insurance.

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

We maintain insurance coverage of types and amounts that we believe to be customary in the industry, but we are not fully insured against all risks, either because insurance is not available or because of the high premium costs.  The insurance coverage that we maintain includes insurance for fire, windstorm and other risks of physical loss to our equipment and certain other assets, employer’s liability, automobile liability, commercial general liability, workers’ compensation and insurance for other specific risks.  We cannot assure, however, that any insurance obtained by us will be adequate to cover any losses or liabilities, or that this insurance will continue to be available, or available on terms that are acceptable to us.  While we carry insurance to cover physical damage to, or loss of, a substantial portion of our equipment and certain other assets, such insurance does not cover the full replacement cost of such equipment or other assets.  We have also elected in some cases to accept a greater amount of risk through increased deductibles on certain insurance policies.  For example, we generally maintain a $1.5 million per occurrence deductible on our workers’ compensation insurance coverage, a $1.0 million per occurrence deductible on our equipment insurance coverage, a $2.0 million per occurrence deductible on our general liability coverage and a $2.0 million per occurrence deductible on our automobile liability insurance coverage.  We also self-insure a number of other risks, including loss of earnings and business interruption and cybersecurity risks, and we do not carry a significant amount of insurance to cover risks of underground reservoir damage.

Our insurance may not in all situations provide sufficient funds to protect us from all liabilities that could result from our operations.  Our coverage includes aggregate policy limits and exclusions.  As a result, we retain the risk for any loss in excess of these limits or that is otherwise excluded from our coverage.  There can be no assurance that insurance will be available to cover any or all of our operational risks, or, even if available, that insurance premiums or other costs will not rise significantly in the future, so as to make the cost of such insurance prohibitive, or that our coverage will cover a specific loss.  Further, we may experience difficulties in collecting from insurers or such insurers may deny all or a portion of our claims for insurance coverage.  Incurring a liability for which we are not fully insured or indemnified could materially adversely affect our business, financial condition, cash flows and results of operations.

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

Employees

We had approximately 8,000 full-time employees as of February 8, 2019.  The number of employees fluctuates depending on the current and expected demand for our services.  We consider our employee relations to be satisfactory.  None of our employees are represented by a union.

Seasonality

Seasonality has not significantly affected our overall operations.  However, our drilling operations in Canada are subject to slow periods of activity during the annual spring thaw.  Additionally, toward the end of calendar years, we sometimes experience slower activity in our pressure pumping operations in connection with the holidays and as customers’ capital expenditure budgets are depleted.  Occasionally, our operations have been negatively impacted by severe weather conditions.

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

We depend on our customers’ willingness to make operating and capital expenditures to explore for, develop and produce oil and natural gas in North America.  When these expenditures decline, our business may suffer.  Our customers’ willingness to explore, develop and produce depends largely upon prevailing industry conditions that are influenced by numerous factors over which we have no control, such as:

•	the supply of and demand for oil and natural gas, including current natural gas storage capacity and usage,
•	the prices, and expectations about future prices, of oil and natural gas,
•	the supply of and demand for drilling, pressure pumping and directional drilling services,
•	the cost of exploring for, developing, producing and delivering oil and natural gas,
•	the availability of and constraints in pipeline, storage and other transportation capacity in the basins in which we operate,
•

the environmental, tax and other laws and governmental regulations regarding the exploration, development, production, use and delivery of oil and natural gas, and in particular, public pressure on, and legislative and regulatory interest within, federal, state, foreign, regional and local governments to stop, significantly limit or regulate drilling and pressure pumping activities, including hydraulic fracturing, and

•	merger and divestiture activity among oil and natural gas producers.

In particular, our revenues, profitability and cash flows are highly dependent upon prevailing prices for oil and natural gas and expectations about future prices.  Oil and natural gas prices and markets can be extremely volatile.  Prices, and expectations about future prices, are affected by factors such as:

•	market supply and demand,
•	the desire and ability of the Organization of Petroleum Exporting Countries (“OPEC”), its members and other oil-producing nations, such as Russia, to set and maintain production and price targets,
•	the level of production by OPEC and non-OPEC countries,
•	domestic and international military, political, economic and weather conditions,
•	legal and other limitations or restrictions on exportation and/or importation of oil and natural gas,
•	technical advances affecting energy consumption and production, and
•	the price and availability of alternative fuels.

All of these factors are beyond our control.  The closing price of oil was as high as $107.95 per barrel in June 2014.  Prices began to fall in the third quarter of 2014 and reached a twelve-year low of $26.19 in February 2016.  As a result of the lower level of oil prices, our industry experienced a severe decline in activity levels.  While oil and natural gas prices modestly recovered since the first quarter of 2016, and we have experienced an increase in the demand for our services since 2016, our average number of rigs operating remains well below the number of our available rigs, and a portion of our pressure pumping horsepower remains stacked. Oil prices remain volatile, as the closing price of oil reached a fourth quarter 2018 high of $76.40 per barrel on October 3, 2018, before declining by 42% over the course of three months to reach a low of $44.48 per barrel in late December 2018.

We expect oil and natural gas prices to continue to be volatile and to affect our financial condition, operations and ability to access sources of capital.  Higher oil and natural gas prices do not necessarily result in increased activity because demand for our services is generally driven by our customers’ expectations of future oil and natural gas prices.  A decline in demand for oil and natural gas, prolonged low oil or natural gas prices or expectations of decreases in oil and natural gas prices would likely result in reduced capital expenditures by our customers and decreased demand for our services, which could have a material adverse effect on our operating results, financial condition and cash flows. Even during periods of high prices for oil and natural gas, companies exploring for oil and natural gas may cancel or curtail programs or reduce their levels of capital expenditures for exploration and production for a variety of reasons, which could reduce demand for our services.

Global Economic Conditions May Adversely Affect Our Operating Results.

Global economic conditions and volatility in commodity prices may cause our customers to reduce or curtail their drilling and well completion programs, which could result in a decrease in demand for our services.  In addition, uncertainty in the capital markets, whether due to global economic conditions, low commodity prices or otherwise, may result in reduced access to, or an inability to obtain, financing by us, our customers and our suppliers and result in reduced demand for our services.  An economic slowdown or recession in the United States or in any other country that significantly affects the supply of or demand for oil or natural gas could negatively impact our operations and therefore adversely affect our results.  Furthermore, these factors may result in certain of our customers experiencing an inability or unwillingness to pay suppliers, including us.  The global economic environment in the past has experienced significant deterioration in a relatively short period, and there is no assurance that the global economic environment will not quickly deteriorate again due to one or more factors, including a decline in the price for oil or natural gas.  A deterioration in the global economic environment could have a material adverse effect on our business, financial condition, cash flows and results of operations.

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

We periodically seek to increase the prices on our services to offset rising costs and to generate higher returns for our stockholders. However, we operate in a very competitive industry, and we are not always successful in raising or maintaining our existing prices. With the active rig count below the peak seen in 2014 and many rigs, including highly capable AC rigs, and pressure pumping equipment still idle, there is considerable pricing pressure in the industry. Even if we are able to increase our prices, we may not be able to do so at a rate that is sufficient to offset rising costs without adversely affecting our activity levels. The inability to maintain our pricing and to increase our pricing as costs increase could have a material adverse effect on our business, financial condition, cash flows and results of operations.  In addition, we may be unable to replace fixed-term contracts that were terminated early, extend expiring contracts or obtain new contracts in the spot market, and the rates and other material terms under any new or extended contracts may be on substantially less favorable rates and terms.

Accordingly, high competition and excess equipment can cause oil and natural gas service contractors to have difficulty maintaining pricing, utilization and profit margins and, at times, result in operating losses.  We cannot predict the future level of competition or excess equipment in the oil and natural gas service businesses or the level of demand for our contract drilling, pressure pumping or directional drilling services.

The excess supply of operable land drilling rigs, increasing rig specialization and excess pressure pumping and directional drilling equipment, which has been exacerbated by a decline in oil and natural gas prices, could affect the fair market value of our drilling, pressure pumping and directional drilling equipment, which in turn could result in additional impairments of our assets.  A prolonged period of lower oil and natural gas prices could result in future impairment to our long-lived assets and goodwill.  For example, we recognized impairment charges of $277 million and $29 million in 2018 and 2017, respectively.

Our Operations Are Subject to a Number of Operational Risks, Including Environmental and Weather Risks, Which Could Expose Us to Significant Losses and Damage Claims.  We Are Not Fully Insured Against All of These Risks and Our Contractual Indemnity Provisions May Not Fully Protect Us.

Our operations are subject to many hazards inherent in the businesses in which we operate, including inclement weather, blowouts, explosions, fires, loss of well control, pollution, exposure and reservoir damage.  These hazards could cause personal injury or death, work stoppage, and serious damage to equipment and other property, as well as significant environmental and reservoir damages.  These risks could expose us to substantial liability for personal injury, wrongful death, property damage, loss of oil and natural gas production, pollution and other environmental damages.  An accident or other event resulting in significant environmental or property damage, or injuries or fatalities involving our employees or other persons could also trigger investigations by federal, state or local authorities. Such an accident or other event could cause us to incur substantial expenses in connection with the investigation, remediation and resolution, as well as cause lasting damage to our reputation, loss of customers and an inability to obtain insurance.

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

We maintain insurance coverage of types and amounts that we believe to be customary in the industry, but we are not fully insured against all risks, either because insurance is not available or because of the high premium costs.  The insurance coverage that we maintain includes insurance for fire, windstorm and other risks of physical loss to our equipment and certain other assets, employer’s liability, automobile liability, commercial general liability, workers’ compensation and insurance for other specific risks.  We cannot assure, however, that any insurance obtained by us will be adequate to cover any losses or liabilities, or that this insurance will continue to be available, or available on terms that are acceptable to us.  While we carry insurance to cover physical damage to, or loss of, a substantial portion of our equipment and certain other assets, such insurance does not cover the full replacement cost of such equipment or other assets.  We have also elected in some cases to accept a greater amount of risk through increased deductibles on certain insurance policies.  For example, we generally maintain a $1.5 million per occurrence deductible on our workers’ compensation insurance coverage, a $1.0 million per occurrence deductible on our equipment insurance coverage, a $2.0 million per occurrence deductible on our general liability coverage, and a $2.0 million per occurrence deductible on our automobile liability insurance coverage.  We also self-insure a number of other risks, including loss of earnings and business interruption and cybersecurity risks, and we do not carry a significant amount of insurance to cover risks of underground reservoir damage.

Our insurance may not in all situations provide sufficient funds to protect us from all liabilities that could result from our operations.  Our coverage includes aggregate policy limits and exclusions.  As a result, we retain the risk for any loss in excess of these limits or that is otherwise excluded from our coverage.  There can be no assurance that insurance will be available to cover any or all of our operational risks, or, even if available, that insurance premiums or other costs will not rise significantly in the future, so as to make the cost of such insurance prohibitive, or that our coverage will cover a specific loss.  Further, we may experience difficulties in collecting from insurers or such insurers may deny all or a portion of our claims for insurance coverage.  Incurring a liability for which we are not fully insured or indemnified could materially adversely affect our business, financial condition, cash flows and results of operations.

On January 22, 2018, an accident at a drilling site in Pittsburg County, Oklahoma resulted in the losses of life of five people, including three of our employees.  Lawsuits have been filed in the District Court for Pittsburg County, Oklahoma in connection with the five individuals who lost their lives and one of our employees who was injured in the accident.  The lawsuits have been consolidated for discovery purposes under Cause No. CJ-2018-60 (the “Litigation”).  These lawsuits allege various causes of action against us including negligence, gross negligence, knowledge that injury or death was substantially certain, acting with purpose, recklessness, wrongful death and survival, and the plaintiffs seek an unspecified amount of damages, including punitive or exemplary damages, costs, interest, and other relief. We dispute the plaintiffs’ allegations and intend to continue to defend ourselves vigorously.   Based on the information we have available as of the date of this Report, we believe that we have adequate insurance to cover the Litigation.  However, if this accident is not, or another significant accident or other event occurs that is not, fully covered by insurance or an enforceable and recoverable indemnity from a third party, it could have a material adverse effect on our business, financial condition, cash flows and results of operations.

Our Current Backlog of Contract Drilling Revenue May Decline and May Not Ultimately Be Realized, as Fixed-Term Contracts May in Certain Instances Be Terminated Without an Early Termination Payment.

Fixed-term drilling contracts customarily provide for termination at the election of the customer, with an early termination payment to us if a contract is terminated prior to the expiration of the fixed term.  However, in certain circumstances, for example, destruction of a drilling rig that is not replaced within a specified period of time, our bankruptcy, or a breach of our contract obligations, the customer may not be obligated to make an early termination payment to us.  Additionally, during depressed market conditions or otherwise, customers may be unable to satisfy their contractual obligations or may seek to terminate or renegotiate or otherwise fail to honor their contractual obligations.  In addition, we may not be able to perform under these contracts due to events beyond our control, and our customers may seek to terminate or renegotiate our contracts for various reasons, including those described above.  As a result, we may be unable to realize all of our current contract drilling backlog.  In addition, the termination or renegotiation of fixed-term contracts without the receipt of early termination payments could have a material adverse effect on our business, financial condition, cash flows and results of operations.  As of December 31, 2018, our contract drilling backlog for future revenues under term contracts, which we define as contracts with a fixed term of six months or more, was approximately $770 million.  Please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a description of our calculation of backlog. Our contract drilling backlog may decline, as fixed-term drilling contract coverage over time may not be offset by new contracts or may be reduced by price adjustments to existing contracts, including as a result of the decline in the price of oil and natural gas, capital spending reductions by our customers or other factors.  For these and other reasons, our contract drilling backlog may not generate sufficient liquidity for us during periods of reduced demand for our services.

New Technologies May Cause Our Operating Methods, Equipment and Services to Become Less Competitive, and Higher Levels of Capital Expenditures May Be Necessary to Remain Competitive in Our Industry.

The market for our services is characterized by continual technological and process developments that have resulted in, and will likely continue to result in, substantial improvements in the functionality and performance of drilling rigs and pressure pumping and other equipment.  Our customers are increasingly demanding the services of newer, higher specification drilling rigs and pressure pumping and other equipment.  Accordingly, a higher level of capital expenditures may be required to maintain and improve existing rigs and pressure pumping and other equipment and purchase and construct newer, higher specification drilling rigs and pressure pumping and other equipment to meet the increasingly sophisticated needs of our customers.  In addition, technological changes, process improvements and other factors that increase operational efficiencies could continue to result in oil and natural gas wells being drilled and completed more quickly, which could reduce the number of revenue earning days.  Technological and process developments in the pressure pumping and directional drilling businesses could have similar effects.

In recent years, we have added drilling rigs to our fleet through new construction, purchased new pressure pumping equipment and acquired a directional drilling services company.  We have also improved existing drilling rigs and pressure pumping equipment by adding equipment and technology designed to enhance functionality and performance.  Although we take measures to ensure that we use advanced oil and natural gas drilling, pressure pumping and directional drilling technology, changes in technology, improvements in competitors’ equipment and changes relating to the wells to be drilled and completed could make our equipment less competitive.

If we are not successful keeping pace with technological advances in a timely and cost-effective manner, demand for our services may decline.  If any technology that we need to successfully compete is not available to us or that we implement in the future does not work as we expect, we may be adversely affected.  Additionally, new technologies, services or standards could render some of our equipment and services obsolete, which could reduce our competitiveness and have a material adverse impact on our business, financial condition, cash flows and results of operation.

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

The Loss of Large Customers Could Have a Material Adverse Effect on Our Financial Condition and Results of Operations.

With respect to our consolidated operating revenues in 2018, we received approximately 41% from our ten largest customers, 26% from our five largest customers and 8% from our largest customer.  The loss of, or reduction in business from, one or more of our larger customers could have a material adverse effect on our business, financial condition, cash flows and results of operations.

Our Business Is Subject to Cybersecurity Risks and Threats.

Our operations are increasingly dependent on information technologies and services.  Threats to information technology systems associated with cybersecurity risks and cyber incidents or attacks continue to grow, and include, among other things, storms and natural disasters, terrorist attacks, utility outages, attempts to gain unauthorized access to our data and systems, theft, viruses, malware, design defects, human error, or complications encountered as existing systems are maintained, repaired, replaced, or upgraded.  Risks associated with these threats include, among other things:

•	theft or misappropriation of funds, including via “phishing” or similar attacks directed at us or our customers;
•	loss, corruption, or misappropriation of intellectual property, or other proprietary or confidential information (including customer, supplier, or employee data);
•	disruption or impairment of our and our customers’ business operations and safety procedures;
•	destruction or damage to our and our customers’ equipment;
•	downtime and loss of revenue;
•	injury to our reputation;
•	negative impacts on our ability to compete;
•	loss or damage to our worksite data delivery systems; and
•	increased costs to prevent, respond to or mitigate cybersecurity events.

Although we utilize various procedures and controls to mitigate our exposure to such risks, cybersecurity attacks and other cyber events are evolving and unpredictable.  Moreover, we have no control over the information technology systems of our customers, suppliers, and others with which our systems may connect and communicate.  As a result, the occurrence of a cyber incident could go unnoticed for a period of time.  Any such incident could have a material adverse effect on our business, financial condition, cash flows and results of operations.

Growth Through Acquisitions, the Building of New Rigs and Pressure Pumping Equipment and the Development of Technology Is Not Assured.

We have grown our drilling rig fleet and pressure pumping fleet and expanded our business lines and use of technology in the past through mergers, acquisitions, new construction and technology development.  For example, we completed the SSE merger and the MS Directional acquisition during 2017.  There can be no assurance that acquisition opportunities will be available in the future or that we will be able to execute timely or efficiently any plans for building new rigs and pressure pumping equipment or developing new technology.  We are also likely to continue to face intense competition from other companies for available acquisition opportunities.  In addition, because improved technology has enhanced the ability to recover oil and natural gas, our competitors may continue to build new, high technology rigs and new, high horsepower equipment and develop new technology.

There can be no assurance that we will:

•	have sufficient capital resources to complete additional acquisitions, build new rigs or pressure pumping equipment or develop new technology,
•	successfully integrate additional drilling rigs, pressure pumping equipment, acquired or developed technology or other assets or businesses,
•	effectively manage the growth and increased size of our organization, drilling fleet and pressure pumping equipment,
•	successfully deploy idle, stacked, upgraded or additional rigs, pressure pumping equipment and acquired or developed technology,
•	maintain the crews necessary to operate additional drilling rigs and pressure pumping equipment or the personnel necessary to evaluate, develop and deploy new technology, or
•

successfully improve our financial condition, results of operations, business or prospects as a result of any completed acquisition, the building of new drilling rigs and pressure pumping equipment or the development of new technology.

Our failure to achieve consolidation savings, to integrate acquired businesses and technology and other assets into our existing operations successfully or to minimize any unforeseen operational difficulties could have a material adverse effect on our business. In addition, we may incur liabilities arising from events prior to any acquisitions, prior to our establishment of adequate compliance oversight or in connection with disputes over acquired or developed technology. While we generally seek to obtain indemnities for liabilities arising from events occurring before such acquisitions, these are limited in amount and duration, may be held to be unenforceable or the seller may not be able to indemnify us.

We may incur substantial indebtedness to finance future acquisitions, build new drilling rigs or new pressure pumping equipment or develop new technology, and we also may issue equity, convertible or debt securities in connection with any such acquisitions or building program.  Debt service requirements could represent a significant burden on our results of operations and financial condition, and the issuance of additional equity or convertible securities could be dilutive to existing stockholders.  Also, continued growth could strain our management, operations, employees and other resources.

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

Our business is subject to numerous federal, state, foreign, regional and local laws, rules and regulations governing the discharge of substances into the environment, protection of the environment and worker health and safety, including, without limitation, laws concerning the containment and disposal of hazardous substances, oil field waste and other waste materials, the use of underground storage tanks, and the use of underground injection wells.  The cost of compliance with these laws and regulations could be substantial.  A failure to comply with these requirements could expose us to:

•	substantial civil, criminal and/or administrative penalties or judgments,
•	modification, denial or revocation of permits or other authorizations,
•	imposition of limitations on our operations, and
•	performance of site investigatory, remedial or other corrective actions.

In addition, environmental laws and regulations in the places that we operate impose a variety of requirements on “responsible parties” related to the prevention of spills and liability for damages from such spills.  As an owner and operator of land-based drilling rigs and pressure pumping equipment, a manufacturer and servicer of equipment and automation to the energy, marine and mining industries and a provider of directional drilling services, we may be deemed to be a responsible party under these laws and regulations.

Changes in environmental laws and regulations occur frequently and such laws and regulations tend to become more stringent over time.  Stricter laws, regulations or enforcement policies could significantly increase compliance costs for us and our customers and have a material adverse effect on our operations or financial position.  For example, on August 16, 2012, the EPA issued final rules that establish new air emission control requirements for natural gas and NGL production, processing and transportation activities, including New Source Performance Standards to address emissions of sulfur dioxide and volatile organic compounds and National Emissions Standards for Hazardous Air Pollutants (“NESHAPS”) to address hazardous air pollutants frequently associated with gas production and processing activities.  In June 2016, the EPA published a final rule that updates and expands the New Source Performance Standards by setting additional emissions limits for volatile organic compounds and regulating methane emissions for new and modified sources in the oil and gas industry. The EPA finalized amendments to some requirements in these standards in February 2018 and September 2018, including rescission of certain requirements and revisions to other requirements such as fugitive emissions monitoring frequency. In November 2016, the EPA announced that it intends to impose methane emission standards for existing sources and issued information collection requests for oil and natural gas facilities.  That information request was withdrawn in March 2017.  The EPA also published a final rule in June 2016 concerning aggregation of sources that affects source determinations for air permitting in the oil and gas industry.  In November 2016, the Department of the Interior’s Bureau of Land Management (“BLM”) issued final rules relating to the venting, flaring and leaking of natural gas by oil and natural gas producers who operate on federal and Indian lands.  The rules limited routine flaring of natural gas, require the payment of royalties on avoidable gas losses and require plans or programs relating to gas capture and leak detection and repair. The BLM issued a two-year stay of these requirements in December 2017. In February 2018, the BLM proposed to repeal certain of the requirements of the 2016 methane rules. Several states filed judicial challenges to the BLM’s proposed repeal. In April 2018, a federal court stayed the litigation pending finalization or withdrawal of the BLM’s February 2018 proposal. In September 2018, the BLM published a final rule that largely adopted the February 2018 proposal and rescinded several requirements. The September 2018 rule was challenged in the U.S. District Court for the Northern District of California almost immediately after issuance. The challenge is still pending.  These or other initiatives could increase costs to us and our customers or reduce demand for our services, which could have a material adverse effect on our business, financial condition, cash flows and results of operations.

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

Regulatory efforts at the federal level and in many states have been initiated to require or make more stringent the permitting and compliance requirements for hydraulic fracturing operations.  The EPA has asserted federal regulatory authority over hydraulic fracturing using fluids that contain “diesel fuel” under the SDWA Underground Injection Control Program and has released a revised guidance regarding the process for obtaining a permit for hydraulic fracturing involving diesel fuel.  In May 2014, the EPA issued an Advanced Notice of Proposed Rulemaking, seeking comment on the development of regulations under the Toxic Substances Control Act to require companies to disclose information regarding the chemicals used in hydraulic fracturing. The EPA has not yet finalized this rule. Further, in March 2015, the BLM issued a final rule to regulate hydraulic fracturing on Indian land. The rule required companies to publicly disclose chemicals used in hydraulic fracturing operations to the BLM.  However, this rule was rescinded by rule in December 2017.  In June 2016, the EPA published final pretreatment standards for disposal of wastewater produced from shale gas operations to publicly owned treatment works.  These regulatory initiatives could each spur further action toward federal and/or state legislation and regulation of hydraulic fracturing activities.  Certain states where we operate have adopted or are considering disclosure legislation and/or regulations.  For example, Colorado, Louisiana, Montana, North Dakota, Texas and Wyoming have adopted a variety of well construction, set back and disclosure regulations limiting how fracturing can be performed and requiring various degrees of chemical disclosure.  Additional regulation could increase the costs of conducting our business and could materially reduce our business opportunities and revenues if our customers decrease their levels of activity in response to such regulation.

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

Finally, some jurisdictions have taken steps to enact hydraulic fracturing bans or moratoria.  In June 2015, New York banned high volume fracturing activities combined with horizontal drilling.  Certain communities in Colorado have also enacted bans on hydraulic fracturing.  Voters in the city of Denton, Texas approved a moratorium on hydraulic fracturing in November 2014, though it was later lifted in 2015.  These actions have been the subject of legal challenges.  In November 2018, voters rejected an initiative that would have materially restricted hydraulic fracturing activity in Colorado.

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

Legislation and Regulation of Greenhouse Gases Could Adversely Affect Our Business

We are aware of the increasing focus of local, state, regional, national and international regulatory bodies on GHG emissions and climate change issues.  Legislation to regulate GHG emissions has periodically been introduced in the U.S. Congress, and there has been a wide-ranging policy debate, both in the United States and internationally, regarding the impact of these gases and possible means for their regulation.  Some of the proposals would require industries to meet stringent new standards that would require substantial reductions in carbon emissions.  Those reductions could be costly and difficult to implement.  The EPA has adopted rules requiring the reporting of GHG emissions from specified large GHG emission sources on an annual basis.  In October 2015, the EPA finalized rules that added new sources to the scope of the GHG monitoring and reporting requirements.  These new sources include gathering and boosting facilities as well as completions and workovers from hydraulically fractured oil wells.  The revisions also include the addition of well identification reporting requirements for certain facilities.  Also, in November 2016, the EPA published a final rule adding monitoring methods for detecting leaks from oil and gas equipment and emission factors for leaking equipment to be used to calculate and report GHG emissions resulting from equipment leaks.  In addition, the United States was actively involved in the United Nations Conference on Climate Change in Paris, which led to the creation of the Paris Agreement.  In April 2016, the United States signed the Paris Agreement, which requires countries to review and “represent a progression” in their nationally determined contributions, which set emissions reduction goals, every five years.  In June 2017, President Trump announced that the United States will withdraw from the Paris Agreement unless it is renegotiated.  The State Department informed the United Nations of the United States’ withdrawal in August 2017.  Due to the Paris Agreement’s protocol, the earliest the United States will be able to withdraw is 2020.  However, several states and geographic regions in the United States have adopted legislation and regulations to reduce emissions of GHGs.  Additional legislation or regulation by these states and regions, the EPA, and/or any international agreements to which the United States may become a party, that control or limit GHG emissions or otherwise seek to address climate change could adversely affect our operations.  The cost of complying with any new law, regulation or treaty will depend on the details of the particular program.  We will continue to monitor and assess any new policies, legislation or regulations in the areas where we operate to determine the impact of GHG emissions and climate change on our operations and take appropriate actions, where necessary.  Any direct and indirect costs of meeting these requirements may adversely affect our business, results of operations and financial condition.  Because our business depends on the level of activity in the oil and natural gas industry, existing or future laws or regulations related to GHGs and climate change, including incentives to conserve energy or use alternative energy sources, could have a negative impact on our business if such laws or regulations reduce demand for oil and natural gas.

The Design, Manufacture, Sale and Servicing of Products, including Electrical Controls and Rig Components, May Subject Us to Liability for Personal Injury, Property Damage and Environmental Contamination Should Such Equipment Fail to Perform to Specifications.

We provide products, including electrical controls and rig components such as top drives, to customers involved in oil and gas exploration, development and production and in the marine and mining industries. Because of applications which use our products and services, a failure of such equipment, or a failure of our customer to maintain or operate the equipment properly, could cause harm to our reputation, contractual and warranty-related liability, damage to the equipment, damage to the property of customers and others, personal injury and environmental contamination, leading to claims against us.

Legal Proceedings and Governmental Investigations Could Have a Negative Impact on Our Business, Financial Condition and Results of Operations.

The nature of our business makes us susceptible to legal proceedings and governmental investigations from time to time.  For example, the EPA, OSHA and the U.S. Chemical Safety and Hazard Investigation Board (“CSB”) initiated investigations relating to the January 22, 2018 accident at a drilling site in Pittsburg County, Oklahoma.  The EPA and CSB investigations are ongoing.  In addition, during periods of depressed market conditions, we may be subject to an increased risk of our customers, vendors, current and former employees and others initiating legal proceedings against us. Lawsuits or claims against us could have a material adverse effect on our business, financial condition and results of operations.  Any legal proceedings or claims, even if fully indemnified or insured, could negatively affect our reputation among our customers and the public, and make it more difficult for us to compete effectively or obtain adequate insurance in the future.  Please see “Our Operations Are Subject to a Number of Operational Risks, Including Environmental and Weather Risks, Which Could Expose Us to Significant Losses and Damage Claims.  We Are Not Fully Insured Against All of These Risks and Our Contractual Indemnity Provisions May Not Fully Protect Us.”

Technology Disputes Could Negatively Impact Our Operations or Increase Our Costs.

Our services and products use proprietary technology and equipment, which can involve potential infringement of a third party’s rights, or a third party’s infringement of our rights, including patent rights.  The majority of the intellectual property rights relating to our drilling rigs, pressure pumping equipment and directional drilling services are owned by us or certain of our supplying vendors.  However, in the event that we or one of our customers or supplying vendors becomes involved in a dispute over infringement of intellectual property rights relating to equipment or technology owned or used by us, services performed by us or products provided by us, we may lose access to important equipment or technology or our ability to provide services or products, or we could be required to cease use of some equipment or technology or forced to modify our equipment, technology, services or products.  We could also be required to pay license fees or royalties for the use of equipment or technology or provision of services or products.  In addition, we may lose a competitive advantage in the event we are unsuccessful in enforcing our rights against third parties.  Technology disputes involving us or our customers or supplying vendors could have a material adverse impact on our business, financial condition, cash flows and results of operations.

Political, Economic and Social Instability Risk and Laws Associated with Conducting International Operations Could Adversely Affect Our Opportunities and Future Business.

We currently conduct operations in Canada, and we have incurred selling, general and administrative expenses related to the evaluation of and preparation for other international opportunities. Also, we sell products, including rig components and electrical controls, for use in numerous oil and gas producing regions outside of North America. International operations are subject to certain political, economic and other uncertainties generally not encountered in U.S. operations, including increased risks of social and political unrest, strikes, terrorism, war, kidnapping of employees, nationalization, forced negotiation or modification of contracts, difficulty resolving disputes and enforcing contractual rights, expropriation of equipment as well as expropriation of oil and gas exploration and drilling rights, changes in taxation policies, foreign exchange restrictions and restrictions on repatriation of income and capital, currency rate fluctuations, increased governmental ownership and regulation of the economy and industry in the markets in which we may operate, economic and financial instability of national oil companies, and restrictive governmental regulation, bureaucratic delays and general hazards associated with foreign sovereignty over certain areas in which operations are conducted.

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

In addition, the U.S. Foreign Corrupt Practices Act (“FCPA”) and similar anti-bribery laws in other jurisdictions generally prohibit companies and their intermediaries from making improper payments to foreign officials for the purpose of obtaining or retaining business.  Some parts of the world where contract drilling and pressure pumping activities are conducted or where our consumers for products are located have experienced governmental corruption to some degree and, in certain circumstances, strict compliance with anti-bribery laws may conflict with local customs and practice and could impact business.  Any failure to comply with the FCPA or other anti-bribery legislation could subject to us to civil, criminal and/or administrative penalties or other sanctions, which could have a material adverse impact on our business, financial condition and results of operation.  We could also face fines, sanctions and other penalties from authorities in the relevant foreign jurisdictions, including prohibition of our participating in or curtailment of business operations in those jurisdictions and the seizure of drilling rigs, pressure pumping equipment or other assets.

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

Variable Rate Indebtedness Subjects Us to Interest Rate Risk, Which Could Cause Our Debt Service Obligations to Increase Significantly.

We have in place a committed senior unsecured credit facility that includes a revolving credit facility.  Interest is paid on the outstanding principal amount of borrowings under the credit facility at a floating rate based on, at our election, LIBOR or a base rate.  The applicable margin on LIBOR rate loans varies from 1.00% to 2.00% and the applicable margin on base rate loans varies from 0.00% to 1.00%, in each case determined based upon our credit rating.  As of December 31, 2018, the applicable margin on LIBOR rate loans was 1.50% and the applicable margin on base rate loans was 0.50%.  As of December 31, 2018, we had no amounts outstanding under our revolving credit facility.

We have in place a reimbursement agreement pursuant to which we are required to reimburse the issuing bank on demand for any amounts that it has disbursed under any of our letters of credit issued thereunder.  We are obligated to pay the issuing bank interest on all amounts not paid by us on the date of demand or when otherwise due at the LIBOR rate plus 2.25% per annum.  As of December 31, 2018, no amounts had been disbursed under any letters of credit.

Interest rates could rise for various reasons in the future and increase our total interest expense, depending upon the amounts borrowed.

A Downgrade in Our Credit Rating Could Negatively Impact Our Cost of and Ability to Access Capital.

Our ability to access capital markets or to otherwise obtain sufficient financing is enhanced by our senior unsecured debt ratings as provided by major U.S. credit rating agencies.  Factors that may impact our credit ratings include debt levels, liquidity, asset quality, cost structure, commodity pricing levels, industry conditions and other considerations.  A ratings downgrade could adversely impact our ability in the future to access debt markets, increase the cost of future debt, and potentially require us to post letters of credit for certain obligations.

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

As a Result of the SSE Merger, We Are Subject to Continuing Contingent Tax Liabilities of Chesapeake Energy Corporation (“CHK”) Following SSE’s Spin-Off from CHK.

Under the Internal Revenue Code of 1986, as amended (the “Code”), and the related rules and regulations, each corporation (or its successor) that was a member of CHK’s consolidated tax reporting group during any taxable period or portion of any taxable period ending on or before June 30, 2014, the effective time of SSE’s spin-off, is jointly and severally liable for the federal income tax liability of the entire consolidated tax reporting group for that taxable period.  SSE entered into a tax sharing agreement with CHK that generally provides that SSE is responsible for all taxes attributable to its business, whether accruing before, on or after the date of the spin-off, and CHK is responsible for any taxes arising from the spin-off or certain related transactions that are imposed on SSE, CHK or its other subsidiaries. Notwithstanding such agreement, if CHK were unable to pay the taxes it is responsible for, we (as the successor to SSE) could be required to pay the entire amount of such taxes under U.S. tax law, which could have a material adverse effect on us.

We May Not Be Able to Utilize a Portion of SSE’s or Our Net Operating Loss Carryforwards (“NOLs”) to Offset Future Taxable Income for U.S. Federal Tax Purposes, Which Could Adversely Affect Our Net Income and Cash Flows.

As of December 31, 2018, we had gross federal income tax NOLs of approximately $1.3 billion, approximately $247 million of which were assumed in connection with the SSE merger.  Utilization of these NOLs depends on many factors, including our future taxable income, which cannot be predicted with any accuracy. In addition, Section 382 of the Code generally imposes an annual limitation on the amount of an NOL that may be used to offset taxable income when a corporation has undergone an “ownership change” (as determined under Section 382). Determining the limitations under Section 382 is technical and highly complex. An ownership change generally occurs if one or more shareholders (or groups of shareholders) who are each deemed to own at least 5% of the corporation’s stock increase their ownership by more than 50 percentage points over their lowest ownership percentage within a rolling three-year period.  In the event that an ownership change has occurred—or were to occur—with respect to a corporation following its recognition of an NOL, utilization of such NOL would be subject to an annual limitation under Section 382, generally determined by multiplying the value of the corporation’s stock at the time of the ownership change by the applicable long-term tax-exempt rate as defined in Section 382.  However, this annual limitation would be increased under certain circumstances by recognized built-in gains of the corporation existing at the time of the ownership change.  Any unused annual limitation with respect to an NOL generally may be carried over to later years. Any NOL arising prior to January 1, 2018 is subject to expiration 20 years after it arose. NOLs arising on or after January 1, 2018 are not subject to expiration.

SSE underwent an ownership change in 2016 as a result of its emergence from Chapter 11 bankruptcy proceedings, and experienced another ownership change in 2017 as a result of its acquisition pursuant to the SSE merger, and the corresponding annual limitation associated with either of those changes in ownership could prevent us from fully utilizing—prior to their expiration—our NOLs relating to SSE as of the effective time of the SSE merger. While our issuance of stock pursuant to the SSE merger was, standing alone, insufficient to result in an ownership change with respect to us, we cannot assure you that we will not undergo an ownership change as a result of the merger taking into account other changes in ownership of our stock occurring within the relevant three-year period described above. If we were to undergo an ownership change, we may be prevented from fully utilizing our NOLs prior to their expiration. Future changes in stock ownership or future regulatory changes could also limit our ability to utilize our NOLs. To the extent we are not able to offset future taxable income with our NOLs, our net income and cash flows may be adversely affected.

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

Our oilfield rental operations are supported by offices and yard facilities located in Texas, Oklahoma and Ohio.  Our manufacture, sale and service of pipe handling components are supported by offices and yard facilities located in western Canada and Texas.  Our electrical controls and automation operation is supported by an office and yard facility in Texas. Our interests in oil and natural gas properties are primarily located in Texas and New Mexico.

We own our administrative offices in Snyder, Texas and Oklahoma City, Oklahoma, as well as several other facilities.  We also lease a number of facilities, and we do not believe that any one of the leased facilities is individually material to our operations.  We believe that our existing facilities are suitable and adequate to meet our needs.

We incorporate by reference in response to this item the information set forth in Item 1 of this Report and the information set forth in Note 5 of the Notes to Consolidated Financial Statements included in Item 8 of this Report.

Item 3. Legal Proceedings.

On January 22, 2018, an accident at a drilling site in Pittsburg County, Oklahoma resulted in the losses of life of five people, including three of our employees. The EPA, OSHA and the CSB initiated investigations related to this accident.  The EPA and the CSB investigations are ongoing, and we are cooperating with the agencies regarding these investigations.

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

Lawsuits have been filed in the District Court for Pittsburg County, Oklahoma in connection with the five individuals who lost their lives and one of our employees who was injured in the accident.  The lawsuits have been consolidated for discovery purposes under Cause No. CJ-2018-60 (the “Litigation”).  These lawsuits allege various causes of action against us including negligence, gross negligence, knowledge that injury or death was substantially certain, acting with purpose, recklessness, wrongful death and survival, and the plaintiffs seek an unspecified amount of damages, including punitive or exemplary damages, costs, interest, and other relief. We dispute the plaintiffs’ allegations and intend to continue to defend ourselves vigorously.  Based on the information we have available as of the date of this Report, we believe that we have adequate insurance to cover the Litigation. However, if this accident is not fully covered by insurance or an enforceable and recoverable indemnity from a third party, it could have a material adverse effect on our business, financial condition, cash flows and results of operations.

Additionally, we are party to various legal proceedings arising in the normal course of our business.

We do not believe that the outcome of these proceedings, either individually or in the aggregate, will have a material adverse effect on our financial condition, cash flows and results of operations.

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

(b) Holders

As of February 8, 2019, there were approximately 1,100 holders of record of our common stock.

(c) Dividends

On February 6, 2019, our Board of Directors approved a cash dividend on our common stock in the amount of $0.04 per share to be paid on March 21, 2019 to holders of record as of March 7, 2019.  The amount and timing of all future dividend payments, if any, are subject to the discretion of the Board of Directors and will depend upon business conditions, results of operations, financial condition, terms of our debt agreements and other factors.

(d) Issuer Purchases of Equity Securities

The table below sets forth the information with respect to purchases of our common stock made by us during the quarter ended December 31, 2018.

Period Covered	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (in thousands) (2)
October 2018	4,630	$16.23	—	$200,260
November 2018	1,527,000	$15.47	1,527,000	$176,641
December 2018	2,289,195	$11.53	2,288,278	$150,263
Total	3,820,825		3,815,278	$150,263

(1)

We withheld 4,630 shares in October 2018 and 917 shares in December 2018 with respect to employees’ tax withholding upon vesting of restricted stock units.  These shares were acquired at fair market value pursuant to the terms of the Patterson-UTI Energy, Inc. Long-Term Incentive Plan and not pursuant to the stock buyback program.

(2)

On September 9, 2013, we announced that our Board of Directors approved a stock buyback program authorizing purchases of up to $200 million of our common stock in open market or privately negotiated transactions.  On July 26, 2018, we announced that our Board of Directors approved an increase of the authorization under the stock buyback program to allow for $250 million of future share repurchases.   All purchases executed to date have been through open market transactions.  Purchases under the program are made at management’s discretion, at prevailing prices, subject to market conditions and other factors.  Purchases may be made at any time without prior notice.  There is no expiration date associated with the buyback program.  Shares of stock purchased under the plan are held as treasury shares.  On February 7, 2019, we announced that our Board of Directors approved another increase of the authorization under the stock buyback program to allow for $250 million of future share repurchases.

(e) Performance Graph

The following graph compares the cumulative stockholder return of our common stock for the period from December 31, 2013 through December 31, 2018, with the cumulative total return of the S & P 500 Index, the S & P MidCap 400 Index, the Oilfield Service Index and a peer group determined by us.  Our peer group consists of Basic Energy Services, Inc., Diamond Offshore Drilling Inc., Ensco plc., Forum Energy Technologies, Inc., Halliburton Company, Helmerich & Payne, Inc., Nabors Industries, Ltd., National Oilwell Varco, Inc., Noble Corporation plc., Oceaneering International, Oil States International Inc., Precision Drilling Corporation, Rowan Companies plc., Superior Energy Services, Inc., TechnipFMC plc, Transocean Ltd., Unit Corp. and Weatherford International plc.

The graph assumes investment of $100 on December 31, 2013 and reinvestment of all dividends.

	Fiscal Year Ended December 31,
	2013	2014	2015	2016	2017	2018
Company/Index	($)	($)	($)	($)	($)	($)
Patterson-UTI Energy, Inc.	100.00	66.58	61.99	111.59	95.74	43.44
S&P 500 Stock Index	100.00	113.69	115.26	129.05	157.22	150.33
S&P MidCap Index	100.00	109.77	107.38	129.65	150.70	134.00
Oilfield Service Index	100.00	76.46	58.59	69.71	57.71	31.62
Peer Group Index	100.00	74.09	51.06	65.20	55.40	31.77

The foregoing graph is based on historical data and is not necessarily indicative of future performance.  This graph shall not be deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulations 14A or 14C under the Exchange Act or to the liabilities of Section 18 under such Act.

Item 6. Selected Financial Data.

Our selected consolidated financial data as of December 31, 2018, 2017, 2016, 2015, and 2014, and for each of the five years in the period ended December 31, 2018, should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and related Notes thereto, included as Items 7 and 8, respectively, of this Report. The table below includes the results of operations of Current Power since October 25, 2018, the results of operations of Superior QC since February 20, 2018, the results of operations of MS Directional since October 11, 2017 and the results of operations of SSE since April 20, 2017.

	2018	2017	2016	2015	2014
	(In thousands, except per share amounts)
Statement of Operations Data:
Operating revenues:
Contract drilling	$1,430,492	$1,040,033	$543,663	$1,153,892	$1,838,830
Pressure pumping	1,573,396	1,200,311	354,070	712,454	1,293,265
Directional drilling	209,275	45,580	—	—	—
Other	113,834	70,760	18,133	24,931	50,196
Total	3,326,997	2,356,684	915,866	1,891,277	3,182,291
Operating costs and expenses:
Contract drilling	885,704	667,105	305,804	608,848	1,066,659
Pressure pumping	1,263,850	966,835	334,588	612,021	1,036,310
Directional drilling	175,829	32,172	—	—	—
Other	77,104	51,428	8,384	11,500	13,102
Depreciation, depletion, amortization and impairment	916,318	783,341	668,434	864,759	718,730
Impairment of goodwill	211,129	—	—	124,561	—
Selling, general and administrative	134,071	105,847	69,205	74,913	80,145
Merger and integration expenses	2,738	74,451	—	—	—
Other operating (income) expense, net	(17,569)	(31,957)	(14,323)	1,647	(15,781)
Total	3,649,174	2,649,222	1,372,092	2,298,249	2,899,165
Operating income (loss)	(322,177)	(292,538)	(456,226)	(406,972)	283,126
Other expense	(45,231)	(35,263)	(39,970)	(35,477)	(28,843)
Income (loss) before income taxes	(367,408)	(327,801)	(496,196)	(442,449)	254,283
Income tax expense (benefit)	(45,987)	(333,711)	(177,562)	(147,963)	91,619
Net income (loss)	$(321,421)	$5,910	$(318,634)	$(294,486)	$162,664

Net income (loss) per common share:
Basic	$(1.47)	$0.03	$(2.18)	$(2.00)	$1.12
Diluted	$(1.47)	$0.03	$(2.18)	$(2.00)	$1.11

Cash dividends per common share	$0.14	$0.08	$0.16	$0.40	$0.40

Weighted average number of common shares outstanding:
Basic	218,643	198,447	146,178	145,416	144,066
Diluted	218,643	199,882	146,178	145,416	145,376

Balance Sheet Data:
Total assets	$5,469,866	$5,758,856	$3,772,291	$4,465,048	$5,353,837
Borrowings under line of credit	—	268,000	—	—	303,000
Other long-term debt	1,119,205	598,783	598,437	787,900	667,029
Stockholders’ equity	3,505,423	3,982,493	2,248,724	2,561,131	2,905,810
Working capital	423,881	200,605	(17,933)	178,887	340,816

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Recent Developments — On October 25, 2018, we acquired all of the issued and outstanding shares of Current Power Solutions, Inc. (“Current Power”).  Current Power is a provider of electrical controls and automation to the energy, marine and mining industries.  Operational and financial data in the discussion and analysis below includes the results of operations of the Current Power business in our other operations since October 25, 2018.

On March 27, 2018, we entered into an amended and restated credit agreement, which is a committed senior unsecured revolving credit facility that permits aggregate borrowings of up to $600 million, including a letter of credit facility that, at any time outstanding, is limited to $150 million and a swing line facility that, at any time outstanding, is limited to $20 million. See “Liquidity and Capital Resources.”

On February 20, 2018, we acquired the business of Superior QC, LLC (“Superior QC”), including its assets and intellectual property.  Superior QC is a provider of software and services used to improve the statistical accuracy of horizontal wellbore placement.  Superior QC’s measurement-while-drilling (MWD) Survey FDIR (fault detection, isolation and recovery) service is a data analytics technology to analyze MWD survey data in real-time and more accurately identify the position of a well.  Operational and financial data in the discussion and analysis below includes the results of operations of the Superior QC business in our directional drilling segment since February 20, 2018.

On January 19, 2018, we completed an offering of $525 million aggregate principal amount of our 3.95% Senior Notes due 2028 (the “2028 Notes”).  We used $239 million of the net proceeds from the sale to repay amounts outstanding under our revolving credit facility.

On October 11, 2017, we acquired all of the issued and outstanding limited liability company interests of MS Directional, LLC (f/k/a Multi-Shot, LLC) (“MS Directional”).  MS Directional is a leading directional drilling services company in the United States, with operations in most major producing onshore oil and gas basins.  MS Directional provides a comprehensive suite of directional drilling services, including directional drilling, downhole performance motors, motor rentals, directional surveying, measurement-while-drilling, and wireline steering tools.  Operational and financial data in the discussion and analysis below includes the results of operations of the MS Directional business in our directional drilling segment since October 11, 2017.

On April 20, 2017, pursuant to an Agreement and Plan of Merger (the “merger agreement”) with Seventy Seven Energy Inc. (“SSE”), a subsidiary of ours was merged with and into SSE (the “SSE merger”), with SSE continuing as the surviving entity and one of our wholly-owned subsidiaries.  On April 20, 2017, following the SSE merger, SSE was merged with and into our newly-formed subsidiary named Seventy Seven Energy LLC (“SSE LLC”), with SSE LLC continuing as the surviving entity and one of our wholly-owned subsidiaries. Through the SSE merger, we acquired a fleet of 91 drilling rigs, 36 of which we consider to be APEX® rigs. Additionally, through the SSE merger, we acquired approximately 500,000 horsepower of fracturing equipment located in Oklahoma and Texas.  The oilfield rentals business acquired through the SSE merger has a fleet of premium oilfield rental tools and provides specialized services for land-based oil and natural gas drilling, completion and workover activities. Operational and financial data in the discussion and analysis below includes the results of operations of the SSE business since April 20, 2017.

Management Overview — We are a Houston, Texas-based oilfield services company that primarily owns and operates in the United States one of the largest fleets of land-based drilling rigs and a large fleet of pressure pumping equipment.  Our contract drilling business operates in the continental United States and western Canada, and we are pursuing contract drilling opportunities outside of North America.  Our pressure pumping business operates primarily in Texas and the Mid-Continent and Appalachian regions.  We also provide a comprehensive suite of directional drilling services in most major producing onshore oil and gas basins in the United States, and we provide services that improve the statistical accuracy of horizontal wellbore placement.  We have other operations through which we provide oilfield rental tools in select markets in the United States. We also manufacture and sell pipe handling components and related technology to drilling contractors, and provide electrical controls and automation to the energy, marine and mining industries, in North America and other select markets.  In addition, we own and invest, as a non-operating working interest owner, in oil and natural gas assets that are primarily located in Texas and New Mexico.

The closing price of oil was as high as $107.95 per barrel in June 2014.  Prices began to fall in the third quarter of 2014 and reached a twelve-year low of $26.19 in February 2016.  Oil prices have recovered from the lows experienced in the first quarter of 2016.  Oil prices reached a high of $77.41 in June 2018.  Oil prices remain volatile, as the closing price of oil reached a fourth quarter 2018 high of $76.40 per barrel on October 3, 2018, before declining by 42% over the course of three months to reach a low of $44.48 per barrel in late December 2018. Oil prices averaged $59.08 per barrel in the fourth quarter of 2018.

Quarterly average oil prices and our quarterly average number of rigs operating in the United States for 2016, 2017, and 2018 are as follows:

	1st	2nd	3rd	4th
	Quarter	Quarter	Quarter	Quarter
2016:
Average oil price per Bbl (1)	$33.18	$45.41	$44.85	$49.15
Average rigs operating per day - U.S. (2)	71	55	60	66
2017:
Average oil price per Bbl (1)	$51.77	$48.24	$48.16	$55.37
Average rigs operating per day - U.S. (2)	81	145	159	159
2018:
Average oil price per Bbl (1)	$62.88	$68.04	$69.76	$59.08
Average rigs operating per day - U.S. (2)	166	175	177	182

(1)	The average oil price represents the average monthly WTI spot price as reported by the United States Energy Information Administration.
(2)	A rig is considered to be operating if it is earning revenue pursuant to a contract on a given day.

Our rig count declined significantly during the industry downturn that began in late 2014 but has improved since the second quarter of 2016.  Our average rig count for the fourth quarter of 2018 was 183 rigs, which included 182 rigs in the United States and one rig in Canada.  This was an increase from our average rig count for the third quarter of 2018 of 178 rigs, which included 177 rigs in the United States and one rig in Canada.  Our rig count in the United States at December 31, 2018 of 183 rigs was greater than the rig count of 163 rigs at December 31, 2017.  Term contracts have supported our operating rig count during the last three years.  Based on contracts currently in place, we expect an average of 122 rigs operating under term contracts during the first quarter of 2019 and an average of 78 rigs operating under term contracts throughout 2019.

With the weakness in crude oil prices late in the fourth quarter, operators have been delaying starting new completion projects in the first quarter, and pricing remains extremely competitive.  As such, we have made the decision to idle spreads rather than work at unreasonably low prices.  We ended the fourth quarter with 20 active spreads and idled three spreads early in the first quarter of 2019.

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

The North American oil and natural gas services industry is cyclical and at times experiences downturns in demand.  During these periods, there has been substantially more oil and natural gas service equipment available than necessary to meet demand.  As a result, oil and natural gas service contractors have had difficulty sustaining profit margins and, at times, have incurred losses during the downturn periods.  Currently, there is an excess of drilling rigs that are not super-spec, pressure pumping equipment and directional drilling equipment available. In circumstances of excess capacity, providers of oil and natural gas services have difficulty sustaining profit margins and may sustain losses during downturn periods. We cannot predict either the future level of demand for our oil and natural gas services or future conditions in the oil and natural gas service businesses.

We are also highly impacted by operational risks, competition, the availability of excess equipment, labor issues, weather, the availability of products in our pressure pumping business, supplier delays and various other factors that could materially adversely affect our business, financial condition, cash flows and results of operations.  Please see “Risk Factors” in Item 1A of this Report.

  For the three years ended December 31, 2018, our operating revenues consisted of the following (dollars in thousands):

	2018		2017		2016
Contract drilling	$1,430,492	43.0%	$1,040,033	44.1%	$543,663	59.4%
Pressure pumping	1,573,396	47.3%	1,200,311	50.9%	354,070	38.7%
Directional drilling	209,275	6.3%	45,580	1.9%	—	—%
Other	113,834	3.4%	70,760	3.1%	18,133	1.9%
	$3,326,997	100.0%	$2,356,684	100.0%	$915,866	100.0%

Contract Drilling

Contract drilling operations accounted for 43.0% of our consolidated 2018 revenues, and contract drilling revenues increased 37.5% over 2017.

We have addressed our customers’ needs for drilling horizontal wells in shale and other unconventional resource plays by expanding our areas of operation and improving the capabilities of our drilling fleet during the last several years.  The U.S. land rig industry refers to certain high specification rigs as “super-spec” rigs.  We consider a super-spec rig to be at least a 1,500 horsepower, AC powered rig that has a 750,000-pound hookload, a 7,500-psi circulating system, and is pad-capable. As of December 31, 2018, our rig fleet included 198 APEX® rigs, of which 149 were super-spec rigs.  We delivered 14 rigs with major upgrades in 2018 and one additional major rig upgrade in January 2019.  We currently have one additional major rig upgrade contracted for delivery in 2019.

We maintain a backlog of commitments for contract drilling revenues under term contracts, which we define as contracts with a fixed term of six months or more.  Our contract drilling backlog as of December 31, 2018 and 2017 was $770 million and $544 million, respectively.  Approximately 23% of the total contract drilling backlog at December 31, 2018 is reasonably expected to remain after 2019.  We generally calculate our backlog by multiplying the dayrate under our term drilling contracts by the number of days remaining under the contract.  The calculation does not include any revenues related to other fees such as for mobilization, other than initial mobilization, demobilization and customer reimbursables, nor does it include potential reductions in rates for unscheduled standby or during periods in which the rig is moving or incurring maintenance and repair time in excess of what is permitted under the drilling contract.  For contracts that contain variable dayrate pricing, our backlog calculation uses the dayrate in effect for periods where the dayrate is fixed, and, for periods that remain subject to variable pricing, uses the commodity price in effect at December 31, 2018.  In addition, our term drilling contracts are generally subject to termination by the customer on short notice and provide for an early termination payment to us in the event that the contract is terminated by the customer.  For contracts on which we have received an early termination notice, our backlog calculation includes the early termination rate, instead of the dayrate, for the period over which we expect to receive the lower rate.  See “Item 1A. Risk Factors – Our Current Backlog of Contract Drilling Revenue May Continue to Decline and May Not Ultimately Be Realized, as Fixed-Term Contracts May in Certain Instances Be Terminated Without an Early Termination Payment.”

Ongoing factors which could continue to adversely affect utilization rates and pricing, even in an environment of high oil and natural gas prices and increased drilling activity, include:

•	movement of drilling rigs from region to region,
•	reactivation of drilling rigs,
•	refurbishment and upgrades of existing drilling rigs,
•	development of new technologies that enhance drilling efficiency,
•	construction of new technology drilling rigs.

Pressure Pumping

Pressure pumping operations accounted for 47.3% of our consolidated 2018 revenues, and pressure pumping revenues increased 31.1% over 2017.  As of December 31, 2018, we had approximately 1.6 million horsepower in our pressure pumping fleet.  In response to unreasonably low prices in the completions market, we reduced the number of active frac spreads to 20 as of the end of the fourth quarter and idled three spreads early in the first quarter of 2019.

Directional Drilling

Directional drilling operations accounted for 6.3% of our consolidated 2018 revenues. Activity for directional drilling commenced with the acquisition of MS Directional in October 2017, which provides a comprehensive suite of directional drilling services in most major producing onshore oil and gas basins in the United States.  Our directional drilling services include directional drilling, downhole performance motors, motor rentals, directional surveying, measurement-while-drilling, and wireline steering tools, and we provide services that improve the statistical accuracy of horizontal wellbore placement.

Other Operations

Other operations revenues accounted for 3.4% of our consolidated 2018 revenues, and our other operations revenues increased 60.9% over 2017.  Our oilfield rentals business, which was acquired with the SSE merger, provides the largest revenue contribution to our other operations.  Our oilfield rentals business has a fleet of premium oilfield rental tools and provides specialized services for land-based oil and natural gas drilling, completion and workover activities.  Other operations also includes the results of our electrical controls and automation business, the results of our pipe handling components and related technology business, and the results of our ownership, as a non-operating working interest owner, in oil and natural gas assets that are primarily located in Texas and New Mexico.

Capital Expenditures

Cash capital expenditures for 2018 totaled $641 million.  For 2019, based on near-term activity levels, we expect cash used for capital expenditures to be approximately $465 million.

For the three years ended December 31, 2018, our operating income (loss) consisted of the following (dollars in thousands):

	2018		2017		2016
Contract drilling	$(33,115)	10.3%	$(171,897)	58.8%	$(235,858)	51.7%
Pressure pumping	(77,328)	24.0%	21,028	(7.2)%	(176,628)	38.7%
Directional drilling	(117,497)	36.5%	(21)	—%	—	—%
Other	(18,221)	5.7%	(20,813)	7.1%	(3,391)	0.7%
Corporate	(76,016)	23.5%	(120,835)	41.3%	(40,349)	8.9%
	$(322,177)	100.0%	$(292,538)	100.0%	$(456,226)	100.0%

Discussion of our operating income (loss) follows in the “Results of Operations” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations.

While demand for our contract drilling and pressure pumping services improved in 2018 and merger and integration expenses were lower, an impairment of goodwill and write-downs to drilling and pressure pumping equipment contributed to a consolidated net loss of $321 million for 2018, compared to consolidated net income of $5.9 million for 2017 and a consolidated net loss of $319 million for 2016.  Our net income for 2017 was positive due to the 2017 tax law change.

Results of Operations

Comparison of the years ended December 31, 2018 and 2017

The following tables summarize results of operations by business segment for the years ended December 31, 2018 and 2017:

	Year Ended December 31,
Contract Drilling	2018	2017	% Change
	(Dollars in thousands)
Revenues	$1,430,492	$1,040,033	37.5%
Direct operating costs	885,704	667,105	32.8%
Margin (1)	544,788	372,928	46.1%
Selling, general and administrative	6,296	5,934	6.1%
Depreciation, amortization and impairment	571,607	538,891	6.1%
Operating loss	$(33,115)	$(171,897)	(80.7)%
Operating days	64,479	50,427	27.9%
Average revenue per operating day	$22.19	$20.62	7.6%
Average direct operating costs per operating day	$13.74	$13.23	3.9%
Average margin per operating day (1)	$8.45	$7.40	14.2%
Average rigs operating	176.7	138.2	27.9%
Capital expenditures	$394,595	$354,425	11.3%

(1)

Margin is defined as revenues less direct operating costs and excludes depreciation, amortization and impairment and selling, general and administrative expenses.  Average margin per operating day is defined as margin divided by operating days.

Generally, the revenues in our contract drilling segment are most impacted by two primary factors: our average number of rigs operating and our average revenue per operating day.  During 2018, our average number of rigs operating was 175 in the United States and one in Canada, compared to 136 in the United States and two in Canada in 2017.  Our average rig revenue per operating day was $22,190 in 2018, compared to $20,620 in 2017. Our average revenue per operating day is largely dependent on the pricing terms of our rig contracts.

Revenues and direct operating costs increased primarily due to an increase in operating days.  Operating days and average rigs operating increased in 2018 primarily due to the recovery in the oil and natural gas industry, the contribution of rigs acquired in the SSE merger and the contribution from rigs that have been upgraded to super-spec capability.  Capital expenditures increased in 2018 due to the upgrade of rigs to super-spec capability, higher maintenance capital expenditures and other equipment upgrades. Depreciation, amortization, and impairment for 2018 included a charge of $48.4 million related to the retirement of 42 legacy non-APEX® rigs and related equipment.  Based on the strong customer preference across the industry for super-spec drilling rigs, we believe the 42 rigs that were retired had limited commercial opportunity.  Depreciation, amortization, and impairment for 2017 included a charge of $29.0 million for the write-down of drilling equipment with no continuing utility as a result of the upgrade of certain rigs to super-spec capability.

	Year Ended December 31,
Pressure Pumping	2018	2017	% Change
	(Dollars in thousands)
Revenues	$1,573,396	$1,200,311	31.1%
Direct operating costs	1,263,850	966,835	30.7%
Margin (1)	309,546	233,476	32.6%
Selling, general and administrative	15,420	14,442	6.8%
Depreciation, amortization and impairment	250,010	198,006	26.3%
Impairment of goodwill	121,444	—	NA
Operating income (loss)	$(77,328)	$21,028	NA
Fracturing jobs	812	622	30.5%
Other jobs	1,081	1,262	(14.3)%
Total jobs	1,893	1,884	0.5%
Average revenue per fracturing job	$1,909.42	$1,894.40	0.8%
Average revenue per other job	$21.23	$17.43	21.8%
Average revenue per total job	$831.17	$637.11	30.5%
Average direct operating costs per total job	$667.64	$513.18	30.1%
Average margin per total job (1)	$163.52	$123.93	31.9%
Margin as a percentage of revenues (1)	19.7%	19.5%	1.0%
Capital expenditures	$173,848	$171,436	1.4%

(1)

Margin is defined as revenues less direct operating costs and excludes depreciation, amortization and impairment and selling, general and administrative expenses.  Average margin per total job is defined as margin divided by total jobs.  Margin as a percentage of revenues is defined as margin divided by revenues.

Generally, the revenues in our pressure pumping segment are most impacted by our number of fracturing jobs and the size (including whether or not we provide proppant and other materials) of those jobs, which is reflected in our average revenue per fracturing job.  We completed 812 fracturing jobs during 2018 compared to 622 fracturing jobs in 2017.  Our average revenue per fracturing job was $1.909 million in 2018 compared to $1.894 million in 2017.

Revenues and direct operating costs in 2018 increased primarily due to an increase in the number of fracturing jobs. Depreciation, amortization and impairment expense increased due to the assets acquired in the SSE merger. Also included in depreciation, amortization and impairment expense for 2018 is a charge of $17.4 million related to the write-down of obsolete sand-handling equipment. There was no similar charge in the comparable period of 2017.  All of the goodwill associated with our pressure pumping business was impaired during 2018.  See Note 6 of Notes to Consolidated Financial Statements for additional information.

	Year Ended December 31,
Directional Drilling	2018	2017	% Change
	(Dollars in thousands)
Revenues	$209,275	$45,580	359.1%
Direct operating costs	175,829	32,172	446.5%
Margin (1)	33,446	13,408	149.4%
Selling, general and administrative	15,941	4,082	290.5%
Depreciation and amortization	45,317	9,347	384.8%
Impairment of goodwill	89,685	—	NA
Operating loss	$(117,497)	$(21)	NA
Capital expenditures	$35,929	$7,795	360.9%

(1)	Margin is defined as revenues less direct operating costs and excludes depreciation and amortization and selling, general and administrative expenses.

Our directional drilling segment originated with the October 11, 2017 acquisition of MS Directional, and consequently the results for 2017 include less than three months of operations. Margins in 2018 were negatively impacted by higher third-party rental expenses due to delays in the delivery of equipment and by higher repairs and maintenance costs.  All of the goodwill associated with our directional drilling business was impaired during 2018.  See Note 6 of Notes to Consolidated Financial Statements for additional information.

	Year Ended December 31,
Other Operations	2018	2017	% Change
	(Dollars in thousands)
Revenues	$113,834	$70,760	60.9%
Direct operating costs	77,104	51,428	49.9%
Margin (1)	36,730	19,332	90.0%
Selling, general and administrative	13,439	10,743	25.1%
Depreciation, depletion, amortization and impairment	41,512	29,402	41.2%
Operating loss	$(18,221)	$(20,813)	(12.5)%
Capital expenditures	$34,660	$31,547	9.9%

(1)	Margin is defined as revenues less direct operating costs and excludes depreciation, depletion, amortization and impairment and selling, general and administrative expenses.

Revenues, direct operating costs, and depreciation, depletion, amortization and impairment expense from other operations increased primarily as a result of the inclusion of our oilfield rentals business acquired in the SSE merger on April 20, 2017.  The increase in capital expenditures was due to investments in the oilfield rentals business.

	Year Ended December 31,
Corporate	2018	2017	% Change
	(Dollars in thousands)
Selling, general and administrative	$82,975	$70,646	17.5%
Merger and integration expenses	$2,738	$74,451	(96.3)%
Depreciation	$7,872	$7,695	2.3%
Other operating (income) expense, net
Net gain on asset disposals	(28,958)	(33,510)	(13.6)%
Legal-related expenses and settlements, net of insurance reimbursements	12,684	561	NA
Research and development	3,444	1,002	243.7%
Other	(4,739)	(10)	NA
Other operating income, net	$(17,569)	$(31,957)	(45.0)%
Interest income	$5,597	$1,866	199.9%
Interest expense	$51,578	$37,472	37.6%
Other income	$750	$343	118.7%
Capital expenditures	$2,426	$1,884	28.8%

Selling, general and administrative expense increased in 2018, but as a percentage of consolidated revenues decreased to 2.5%, compared to 3.0% in 2017.  Selling, general and administrative expense increased in 2018 primarily due to the personnel added as a result of the SSE merger.  Merger and integration expenses incurred in 2018 are related to the SSE merger, the MS Directional acquisition and the Superior QC acquisition.  Merger and integration expenses incurred in 2017 are related to the SSE merger and the MS Directional acquisition.  Other operating income includes net gains associated with the disposal of assets.  Accordingly, the related gains or losses have been excluded from the results of specific segments. The majority of the net gain on asset disposals during the 2018 period reflects gains on disposal of drilling equipment. The 2017 period included a gain of $11.2 million related to the sale of real estate.  Legal-related expenses and settlements in 2018 includes insurance deductibles and investigation costs related to an accident at a drilling site in January 2018.  Research and development expense during 2018 and 2017 relate primarily to the funding of research into pressure pumping technology.  Other operating income during 2018 also includes the gain on the collection of a note receivable that had previously been discounted.  Interest income increased in 2018 due to interest earned on the portion of the proceeds of the January 2018 debt offering that were held as cash during 2018.  The debt offering also resulted in an increase in interest expense for 2018.

Comparison of the years ended December 31, 2017 and 2016

The following tables summarize results of operations by business segment for the years ended December 31, 2017 and 2016:

	Year Ended December 31,
Contract Drilling	2017	2016	% Change
	(Dollars in thousands)
Revenues	$1,040,033	$543,663	91.3%
Direct operating costs	667,105	305,804	118.1%
Margin (1)	372,928	237,859	56.8%
Selling, general and administrative	5,934	5,743	3.3%
Depreciation, amortization and impairment	538,891	467,974	15.2%
Operating loss	$(171,897)	$(235,858)	(27.1)%
Operating days	50,427	23,596	113.7%
Average revenue per operating day	$20.62	$23.04	(10.5)%
Average direct operating costs per operating day	$13.23	$12.96	2.1%
Average margin per operating day (1)	$7.40	$10.08	(26.6)%
Average rigs operating	$138.2	$64.5	114.3%
Capital expenditures	$354,425	$72,508	388.8%

(1)

Margin is defined as revenues less direct operating costs and excludes depreciation, amortization and impairment and selling, general and administrative expenses.  Average margin per operating day is defined as margin divided by operating days.

Revenues and direct operating costs increased primarily due to an increase in operating days.  Operating days and average rigs operating increased due to a recovery in the oil and natural gas industry and the rigs acquired in the SSE merger.  Depreciation, amortization and impairment increased due to the additional SSE assets and due to a $29.0 million impairment from the write-down of drilling equipment with no continuing utility as a result of the upgrade of certain rigs to super-spec capability. There was no similar charge in 2016. Average revenue per operating day decreased during 2017 due to a reduction in early termination revenue and the expiration of higher day rate, legacy long-term rig contracts.  Many of our higher day rate, legacy long-term rig contracts were entered into during periods of higher demand, and as a result, these legacy contracts had a higher day rate on average relative to the more recent contracts pursuant to which work was performed during 2017.  The majority of these legacy contracts expired during the recent downturn prior to and during 2017, and as a result we experienced a lower average revenue per operating day during 2017 relative to 2016.  Early termination revenue in 2017 was $4.9 million, compared to $24.6 million in 2016.  Average direct operating costs per operating day increased as a result of a reduction in the proportion of rigs on standby and an increase in rig reactivation expenses.  Capital expenditures increased due to the upgrade of rigs to super-spec capability, building a new rig, higher maintenance capital expenditures and other general property and equipment upgrades.

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

(1)Margin is defined as revenues less direct operating costs and excludes depreciation and amortization and selling, general and administrative expenses.

Our directional drilling segment originated with the October 11, 2017 acquisition of MS Directional, and consequently we had no results for the prior year in this segment.

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

Revenues, direct operating costs, selling, general and administrative expense and depreciation expense from other operations increased primarily as a result of the inclusion of our oilfield rentals business acquired in the SSE merger on April 20, 2017 and our pipe handling components and related technology business acquired in September 2016.  The increase in capital expenditures was primarily due to investments in the oilfield rentals business and in oil and natural gas working interests.

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

Income Taxes

	Year Ended December 31,
	2018	2017	2016
	(Dollars in thousands)
Loss before income taxes	$(367,408)	$(327,801)	$(496,196)
Income tax benefit	$(45,987)	$(333,711)	$(177,562)
Effective tax rate	12.5%	101.8%	35.8%

The difference between the statutory federal income tax rate and the effective income tax rate for the years ended December 31, 2018, 2017 and 2016 is summarized as follows:

	2018	2017	2016
Statutory tax rate	21.0%	35.0%	35.0%
State income taxes - net of the federal income tax benefit	1.2	1.9	2.0
Goodwill impairment	(6.9)	—	—
Permanent differences	(0.6)	(1.3)	(0.1)
Tax effects of tax reform	(1.3)	66.7	—
Share-based payments	(0.1)	3.6	—
Acquisition related differences	—	(3.3)	—
Valuation allowance	(3.7)	—	—
State deferred tax remeasurement	2.3	—	—
Other differences, net	0.6	(0.8)	(1.1)
Effective tax rate	12.5%	101.8%	35.8%

The effective tax rate decreased by approximately 89.3% to 12.5% for 2018 compared to 2017.  This was primarily due to U.S. tax reform legislation known as the Tax Cuts and Jobs Act, enacted on December 22, 2017 (“Tax Reform”), which resulted in a 66.7% increase in the 2017 effective tax rate due to the remeasurement of U.S. deferred taxes and a 14% decrease in the 2018 effective tax rate due to the change in U.S. federal corporate tax rate. Also impacting the 2018 effective tax rate are certain goodwill impairment charges, which are not deductible for tax purposes, and valuation allowances being established against deferred tax assets in certain state and non-U.S. jurisdictions. The goodwill impairment and valuation allowances resulted in a 6.9% and 3.7% decrease in the effective tax rate, respectively. These decreases were partially offset by a 2.3% increase in the effective tax rate following the remeasurement of deferred tax assets and liabilities for state tax purposes.

     Tax Reform includes, among other things, a reduction of the U.S. federal corporate tax rate from 35% to 21% for tax years beginning 2018, a mandatory deemed repatriation tax on foreign earnings, repeal of the corporate alternative minimum tax, expensing of certain capital investments, and reducing the amount of executive pay that will be tax deductible. Tax Reform also makes fundamental changes to the taxation of multinational entities, including a shift from worldwide taxation with deferral to a hybrid territorial system, a minimum tax on certain low-taxed foreign earnings, and new measures to deter base erosion and promote export sales from the United States. For December 31, 2017, we recorded provisional amounts for certain enactment-date effects of Tax Reform by applying the guidance in Staff Accounting Bulletin 118 (“SAB 118”) because we had not yet completed our enactment-date accounting for these effects. In 2017, we recorded approximately $219 million of tax benefit related to the enactment-date effects of Tax Reform that related solely to adjusting deferred tax assets and liabilities to the new U.S. federal corporate tax rate at which they are expected to reverse. After filing our 2017 income tax returns in the fourth quarter of 2018, we completed our accounting for all of the enactment-date income tax effects of Tax Reform. As a result, we recognized $4.6 million of tax expense as an adjustment to the provisional amounts recorded at December 31, 2017 and included these adjustments as a component of income tax expense. The changes to 2017 enactment-date provisional amounts decreased the effective tax rate in 2018 by 1.3%.

Prior to Tax Reform, we had elected to permanently reinvest unremitted earnings in Canada effective January 1, 2010, and we intend to do so for the foreseeable future.  If we were to repatriate earnings, in the form of dividends or otherwise, we may be subject to certain income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable.

We record deferred income taxes based primarily on the temporary differences between the book and tax bases of our assets and liabilities.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the year in which those temporary differences are expected to be settled.  As a result of recognizing the benefit of deferred income taxes, we incur deferred income tax expense as these benefits are utilized.  We recognized a deferred tax benefit of approximately $41.2 million in 2018, $330 million in 2017 and $152 million in 2016.

Liquidity and Capital Resources

Our liquidity as of December 31, 2018 included approximately $424 million in working capital, including $245 million of cash and cash equivalents, and $600 million available under our revolving credit facility.

On January 19, 2018, we completed an offering of $525 million aggregate principal amount of our 2028 Notes.  We used $239 million of the net proceeds from the sale to repay amounts outstanding under our revolving credit facility.  As described below, on March 27, 2018, we entered into an amended and restated credit agreement, which is a committed senior unsecured revolving credit facility that permits aggregate borrowings of up to $600 million, including a letter of credit facility that, at any time outstanding, is limited to $150 million and a swing line facility that, at any time outstanding, is limited to $20 million.

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

As of December 31, 2018, we had working capital of $424 million, including cash and cash equivalents of $245 million, compared to working capital of $201 million, including cash and cash equivalents of $42.8 million, at December 31, 2017.

During 2018, our sources of cash flow included:

•	$731 million from operating activities,
•	$47.4 million in proceeds from the disposal of property and equipment,
•	$23.8 million from collection of a note receivable, and
•	$521 million from proceeds from the issuance of long-term debt.

During 2018, we used $268 million to repay net borrowings under our revolving credit facility, $14.2 million for acquisitions, $30.6 million to pay dividends on our common stock, $4.5 million for debt issuance costs, $162 million for the repurchases of our common stock and $641 million:

•	to make capital expenditures for the acquisition, betterment and refurbishment of drilling rigs and pressure pumping equipment,
•	to acquire and procure equipment and facilities to support our drilling, pressure pumping, directional drilling, oilfield rentals and manufacturing operations, and
•	to fund investments in oil and natural gas properties on a non-operating working interest basis.

We paid cash dividends during the year ended December 31, 2018 as follows:

	Per Share	Total
		(in thousands)
Paid on March 22, 2018	$0.02	$4,443
Paid on June 21, 2018	0.04	8,832
Paid on September 20, 2018	0.04	8,685
Paid on December 20, 2018	0.04	8,629
Total cash dividends	$0.14	$30,589

On February 6, 2019, our Board of Directors approved a cash dividend on our common stock in the amount of $0.04 per share to be paid on March 21, 2019 to holders of record as of March 7, 2019.  The amount and timing of all future dividend payments, if any, are subject to the discretion of the Board of Directors and will depend upon business conditions, results of operations, financial condition, terms of our debt agreements and other factors.

On September 6, 2013, our Board of Directors approved a stock buyback program that authorized purchases of up to $200 million of our common stock in open market or privately negotiated transactions. On July 25, 2018, our Board of Directors approved an increase of the authorization under the stock buyback program to allow for $250 million of future share repurchases.   All purchases executed to date have been through open market transactions.  Purchases under the program are made at management’s discretion, at prevailing prices, subject to market conditions and other factors. Purchases may be made at any time without prior notice. Shares of stock purchased under the plan are held as treasury shares.  There is no expiration date associated with the buyback program.  As of December 31, 2018, we had remaining authorization to purchase approximately $150 million of our outstanding common stock under the stock buyback program.  On February 6, 2019, our Board of Directors approved another increase of the authorization under the stock buyback program to allow for $250 million of future share repurchases.

We acquired shares of stock from directors in 2017 and 2016 and from employees during 2018, 2017 and 2016 that are accounted for as treasury stock.  Certain of these shares were acquired to satisfy the exercise price in connection with the exercise of stock options.  The remainder of these shares was acquired to satisfy payroll withholding obligations upon the settlement of performance unit awards and the vesting of restricted stock and restricted stock units.  These shares were acquired at fair market value.  These acquisitions were made pursuant to the terms of the Patterson-UTI Energy, Inc. 2014 Long-Term Incentive Plan and not pursuant to the stock buyback program.

Treasury stock acquisitions during the years ended December 31, 2018, 2017 and 2016 were as follows (dollars in thousands):

	2018		2017		2016
	Shares	Cost	Shares	Cost	Shares	Cost
Treasury shares at beginning of period	43,802,611	$918,711	43,392,617	$911,094	43,207,240	$907,045
Purchases pursuant to stock buyback program	9,331,131	150,497	5,503	109	8,488	183
Acquisitions pursuant to long-term incentive plan	567,354	11,240	404,491	7,508	176,889	3,866
Treasury shares at end of period	53,701,096	$1,080,448	43,802,611	$918,711	43,392,617	$911,094

2018 Credit Agreement  — On March 27, 2018, we entered into an amended and restated credit agreement (the “Credit Agreement”) among us, as borrower, Wells Fargo Bank, National Association, as administrative agent, letter of credit issuer, swing line lender and lender, each of the other lenders and letter of credit issuers party thereto, The Bank of Nova Scotia and U.S. Bank National Association, as Co-Syndication Agents, Royal Bank of Canada, as Documentation Agent and Wells Fargo Securities, LLC, The Bank of Nova Scotia and U.S. Bank National Association, as Co-Lead Arrangers and Joint Book Runners.

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

As of December 31, 2018, we had no amounts outstanding under our revolving credit facility.  We had $81,000 in letters of credit outstanding under our revolving credit facility at December 31, 2018 and, as a result, had available borrowing capacity of approximately $600 million at that date.

2015 Reimbursement Agreement — On March 16, 2015, we entered into a Reimbursement Agreement (the “Reimbursement Agreement”) with The Bank of Nova Scotia (“Scotiabank”), pursuant to which we may from time to time request that Scotiabank issue an unspecified amount of letters of credit.  As of December 31, 2018, we had $58.4 million in letters of credit outstanding under the Reimbursement Agreement.

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

The respective note purchase agreements require compliance with two financial covenants.  We must not permit our debt to capitalization ratio to exceed 50% at any time.  The note purchase agreements generally define the debt to capitalization ratio as the ratio of (a) total borrowed money indebtedness to (b) the sum of such indebtedness plus consolidated net worth, with consolidated net worth determined as of the last day of the most recently ended fiscal quarter.  We also must not permit our interest coverage ratio as of the last day of a fiscal quarter to be less than 2.50 to 1.00.  The note purchase agreements generally define the interest coverage ratio as the ratio of EBITDA for the four prior fiscal quarters to interest charges for the same period.  We were in compliance with these covenants at December 31, 2018.  We do not expect that the restrictions and covenants will impair, in any material respect, our ability to operate or react to opportunities that might arise.

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

Commitments — As of December 31, 2018, we maintained letters of credit in the aggregate amount of $58.5 million primarily for the benefit of various insurance companies as collateral for retrospective premiums and retained losses which could become payable under the terms of the underlying insurance contracts.  These letters of credit expire annually at various times during the year and are typically renewed.  As of December 31, 2018, no amounts had been drawn under the letters of credit.

As of December 31, 2018, we had commitments to purchase major equipment and make investments totaling approximately $107 million for our drilling, pressure pumping, directional drilling and oilfield rentals businesses.

Our pressure pumping business has entered into agreements to purchase minimum quantities of proppants and chemicals from certain vendors.  The agreements expire in years 2019 through 2022 and in 2043.  As of December 31, 2018, the remaining obligation under these agreements was approximately $114 million, of which approximately $24.7 million relates to purchases required during 2019.  In the event the required minimum quantities are not purchased during any contract year, we could be required to make a liquidated damages payment to the respective vendor for any shortfall.

Trading and Investing — We have not engaged in trading activities that include high-risk securities, such as derivatives and non-exchange traded contracts.  We invest cash primarily in highly liquid, short-term investments such as overnight deposits and money market accounts.

Contractual Obligations

The following table presents information with respect to our contractual obligations as of December 31, 2018 (in thousands):

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Series A Notes (1)	$300,000	—	300,000	—	$—
Interest on Series A Notes (2)	29,820	14,910	14,910	—	—
Series B Notes (3)	300,000	—	—	300,000	—
Interest on Series B Notes (4)	47,292	12,810	25,620	8,862	—
2028 Notes (5)	525,000	—	—	—	525,000
Interest on 2028 Notes (6)	197,006	20,737	41,475	41,475	93,319
Leases (7)	40,860	11,408	15,612	7,288	6,552
Equipment purchases (8)	107,088	107,088	—	—	—
Inventory purchases (9)	114,174	24,725	20,583	5,533	63,333
Total	$1,661,240	$191,678	$418,200	$363,158	$688,204

(1)	Principal repayment of the Series A Notes is required at maturity on October 5, 2020.
(2)	Interest to be paid on the Series A Notes using 4.97% coupon rate.
(3)	Principal repayment of the Series B Notes is required at maturity on June 14, 2022.
(4)	Interest to be paid on the Series B Notes using 4.27% coupon rate.
(5)	Principal repayment of the 2028 Notes is required at maturity on February 1, 2028.
(6)	Interest to be paid on the 2028 Notes using 3.95% coupon rate.
(7)	See Note 12 of Notes to Consolidated Financial Statements.
(8)	Represents commitments to purchase major equipment to be delivered in 2019 based on expected delivery dates.
(9)	Represents commitments to purchase proppants and chemicals for our pressure pumping business.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements at December 31, 2018.

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

	Year Ended December 31,
	2018	2017	2016
	(Dollars in thousands)
Net income (loss)	$(321,421)	$5,910	$(318,634)
Income tax benefit	(45,987)	(333,711)	(177,562)
Net interest expense	45,981	35,606	40,039
Depreciation, depletion, amortization and impairment	916,318	783,341	668,434
Impairment of goodwill	211,129	—	—
Adjusted EBITDA	$806,020	$491,146	$212,277

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

On a periodic basis, we evaluate our fleet of drilling rigs for marketability based on the condition of inactive rigs, expenditures that would be necessary to bring them to working condition and the expected demand for drilling services by rig type.  The components comprising rigs that will no longer be marketed are evaluated, and those components with continuing utility to our other marketed rigs are transferred to other rigs or to our yards to be used as spare equipment.  The remaining components of these rigs are retired.   During 2018, we identified 42 legacy non-APEX® rigs and related equipment that would be retired.  Based on the strong customer preference across the industry for super-spec drilling rigs, we believe the 42 rigs that were retired had limited commercial opportunity.  In 2018, we recorded a charge of $48.4 million related to this retirement. In 2017, we recorded a charge of $29.0 million for the write-down of drilling equipment with no continuing utility as a result of the upgrade of certain rigs to super-spec capability.  In 2016, we retired 19 mechanical rigs but recorded no charge as we had written down mechanical rigs that were still marketed in 2015.

We also periodically evaluate our pressure pumping assets, and in 2018, we recorded a charge of $17.4 million for the write-down of pressure pumping equipment.  The pressure pumping equipment was primarily obsolete sand handling equipment, which has been replaced with more efficient sand solutions.  There were no similar charges in 2017 or 2016.

In addition, we review our long-lived assets, including property and equipment, for impairment whenever events or changes in circumstances indicate that the carrying amounts of certain assets may not be recovered over their estimated remaining useful lives (“triggering events”).  In connection with this review, assets are grouped at the lowest level at which identifiable cash flows are largely independent of other asset groupings.  We estimate future cash flows over the life of the respective assets or asset groupings in our assessment of impairment.  These estimates of cash flows are based on historical cyclical trends in the industry as well as our expectations regarding the continuation of these trends in the future.  Provisions for asset impairment are charged against income when estimated future cash flows, on an undiscounted basis, are less than the asset’s net book value.  Any provision for impairment is measured at fair value.

Due to the decline in the market price of our common stock and the deterioration of crude oil prices in the fourth quarter of 2018, we lowered our expectations with respect to future activity levels in certain of our operating segments.  Management deemed it necessary to assess the recoverability of our contract drilling, pressure pumping, directional drilling and oilfield rentals asset groups.  We performed an analysis as required by ASC 360-10-35 to assess the recoverability of the asset groups within our contract drilling, pressure pumping, directional drilling and oilfield rentals operating segments.  With respect to these asset groups, future cash flows were estimated over the expected remaining life of the assets, and we determined that, on an undiscounted basis, expected cash flows exceeded the carrying value of the asset groups, and no impairment was indicated.  Expected cash flows, on an undiscounted basis, exceeded the carrying values of the asset groups within the contract drilling, pressure pumping, directional drilling and oilfield rentals operating segments by approximately 38%, 58%, 9% and 23%, respectively.

For the assessment performed in 2018, the expected cash flows for our asset groups included utilization, revenue and costs for our equipment and services that were estimated based upon our existing contract backlog, as well as recent contract tenders and customer inquiries.  Also, the expected cash flows for the contract drilling, pressure pumping, directional drilling and oilfield rentals asset groups were based on the assumption that activity levels in all four segments would generally be lower than levels experienced in the fourth quarter of 2018, and would begin to recover in late 2019 and continue into 2020 in response to improved oil prices.   While we believe these assumptions with respect to future oil pricing are reasonable, actual future prices may vary significantly from the ones that were assumed.  The timeframe over which oil prices will recover is highly uncertain.  Potential events that could affect our assumptions regarding future prices and the timeframe for a recovery are affected by factors such as those described in “Risk Factors–We Are Dependent on the Oil and Natural Gas Industry and Market Prices for Oil and Natural Gas.  Declines in Customers’ Operating and Capital Expenditures and in Oil and Natural Gas Prices May Adversely Affect Our Operating Results.”

All of these factors are beyond our control. If the lower oil price environment experienced at the end of 2018 were to last into 2020 and beyond, our actual cash flows would likely be less than the expected cash flows used in these assessments and could result in impairment charges in the future and such impairment could be material.

We concluded that no triggering events occurred during the years ended December 31, 2017 or 2016 with respect to our asset groups based on our results of operations for the years ended December 31, 2017 and 2016, our expectations of operating results in future periods and the prevailing commodity prices at the time.

Goodwill — Goodwill is considered to have an indefinite useful economic life and is not amortized.  Goodwill is evaluated at least annually as of December 31, or when circumstances require, to determine if the fair value of recorded goodwill has decreased below its carrying value.  For purposes of impairment testing, goodwill is evaluated at the reporting unit level.  Our reporting units for impairment testing are our operating segments.  We determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value after considering qualitative, market and other factors, and if this is the case, any necessary goodwill impairment is determined using a quantitative impairment test.  From time to time, we may perform quantitative testing for goodwill impairment in lieu of performing the qualitative assessment.  If the resulting fair value of goodwill is less than the carrying value of goodwill, an impairment loss would be recognized for the amount of the shortfall.

Due to the decline in the market price of our common stock and the deterioration of crude oil prices in the fourth quarter of 2018, we lowered our expectations with respect to future activity levels in certain of our operating segments. We performed a quantitative impairment assessment of our goodwill as of December 31, 2018.  In completing the assessment, the fair value of each reporting unit was estimated using the income valuation method.  The estimate of fair value for each reporting unit required the use of significant unobservable inputs, representative of a Level 3 fair value measurement.  The inputs included assumptions related to the future performance of our contract drilling, pressure pumping, directional drilling and oilfield rentals reporting units, such as future oil and natural gas prices and projected demand for our services, and assumptions related to discount rates and long-term growth rates.

Based on the results of the goodwill impairment test as of December 31, 2018, the fair value of the contract drilling and oilfield rentals reporting units exceeded their carrying values by approximately 16% and 14%, respectively, and we concluded that no impairment was indicated in our contract drilling and oilfield rentals reporting units; however, impairment was indicated in our pressure pumping and directional drilling reporting units.  We recognized an impairment charge of $211 million associated with the impairment of all of the goodwill in our pressure pumping and directional drilling reporting units.

While management believes the assumptions used with respect to future oil pricing are reasonable, actual future prices may vary significantly from the ones that were assumed.  The timeframe over which oil prices will recover is highly uncertain.  If the lower oil price environment experienced at the end of 2018 were to last into 2020 and beyond, our actual cash flows would likely be less than the expected cash flows used in these assessments and could result in additional impairment charges in the future and such impairment could be material.

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

Revenue recognition — On January 1, 2018, we adopted the new revenue guidance under Topic 606, Revenue from Contracts with Customers, using the modified retrospective method for contracts that were not complete at December 31, 2017.  The adoption of the new accounting standard did not have a material impact on our consolidated financial statements, and a cumulative adjustment was not recognized. Revenues for reporting periods beginning after January 1, 2018 are presented under Topic 606, while revenues prior to January 1, 2018 continue to be reported under previous revenue recognition requirements of Topic 605.

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

Volatility of Oil and Natural Gas Prices and its Impact on Operations and Financial Condition

Our revenue, profitability and cash flows are highly dependent upon prevailing prices for oil and natural gas and expectations about future prices.  For many years, oil and natural gas prices and markets have been extremely volatile.  Prices are affected by many factors beyond our control.  Please see “Risk Factors – We are Dependent on the Oil and Natural Gas Industry and Market Prices for Oil and Natural Gas.  Declines in Customers’ Operating and Capital Expenditures and in Oil and Natural Gas Prices May Adversely Affect Our Operating Results” in Item 1A of this Report.  The closing price of oil was as high as $107.95 per barrel in June 2014.  Prices began to fall in the third quarter of 2014 and reached a twelve-year low of $26.19 in February 2016.  Oil prices have recovered from the lows experienced in the first quarter of 2016.  Oil prices reached a high of $77.41 in June 2018.  Oil prices remain volatile, as the closing price of oil reached a fourth quarter 2018 high of $76.40 per barrel on October 3, 2018, before declining by 42% over the course of three months to reach a low of $44.48 per barrel in late December 2018. Oil prices averaged $59.08 per barrel in the fourth quarter of 2018.  U.S. rig counts increased in response to improved oil prices in early 2018. However, rig counts have fallen in response to lower oil prices, and we believe the rig count will not increase until oil prices increase.

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

Impact of Inflation

Inflation has not had a significant impact on our operations during the three years ended December 31, 2018.  We believe that inflation will not have a significant near-term impact on our financial position.

Recently Issued Accounting Standards

For a discussion of recently issued accounting standards, see Note 1 of Notes to Consolidated Financial Statements included as a part of Item 8 of this Report.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

As of December 31, 2018, we would have had exposure to interest rate market risk associated with any borrowings that we had under the Credit Agreement and the Reimbursement Agreement.

Loans under the Credit Agreement bear interest by reference, at our election, to the LIBOR rate or base rate, provided, that swing line loans bear interest by reference only to the base rate. The applicable margin on LIBOR rate loans varies from 1.00% to 2.00% and the applicable margin on base rate loans varies from 0.00% to 1.00%, in each case determined based on our credit rating.  As of December 31, 2018, the applicable margin on LIBOR rate loans was 1.50% and the applicable margin on base rate loans was 0.50%. As of December 31, 2018, we had no amounts outstanding under our revolving credit facility.  The interest rate on borrowings outstanding under our revolving credit facility is variable and adjusts at each interest payment date based on our election of LIBOR or the base rate.

Under the Reimbursement Agreement, we will reimburse Scotiabank on demand for any amounts that Scotiabank has disbursed under any letters of credit.  We are obligated to pay Scotiabank interest on all amounts not paid by us on the date of demand or when otherwise due at the LIBOR rate plus 2.25% per annum.  As of December 31, 2018, no amounts had been disbursed under any letters of credit.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures:

Under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act, as of the end of the period covered by this Report.  Based on this evaluation, our CEO and CFO concluded that, as of December 31, 2018, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and is accumulated and reported to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting:

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f).  Under the supervision and with the participation of our management, including our CEO and CFO, we carried out an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2018, based on the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation, our management has concluded that our internal control over financial reporting was effective as of December 31, 2018.

The effectiveness of our internal control over financial reporting as of December 31, 2018 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears on page F-2 of this Report and which is incorporated by reference into Item 8 of this Report.

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

3.5	Fourth Amended and Restated Bylaws (filed February 12, 2019 as Exhibit 3.1 to the Company’s Current Report on Form 8-K and incorporated herein by reference).

4.1

Registration Rights Agreement with Bear, Stearns and Co. Inc., dated March 25, 1994, as assigned to REMY Capital Partners III, L.P. (filed March 19, 2002 as Exhibit 4.3 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001 and incorporated herein by reference).

4.2

Registration Rights Agreement, dated as of October 11, 2017, between Patterson-UTI Energy, Inc. and the sellers party thereto. (filed February 20, 2018 as Exhibit 4.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017 and incorporated herein by reference).

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

10.7	Patterson-UTI Energy, Inc. Omnibus Incentive Plan (filed April 21, 2017 as Exhibit 4.4 to the Company’s Registration Statement on Form S-8 and incorporated herein by reference).*

10.8	Patterson-UTI Energy, Inc. 2014 Long-Term Incentive Plan (filed April 21, 2014 as Exhibit 10.1 to the Company’s Current Report on Form 8-K and incorporated herein by reference).*

10.9

Patterson-UTI Energy, Inc. 2014 Long-Term Incentive Plan (as amended and restated effective June 29, 2017) (filed June 30, 2017 as Exhibit 10.1 to the Company’s Current Report on Form 8-K and incorporated herein by reference).*

10.10	Form of Executive Officer Restricted Stock Award Agreement (filed May 2, 2016 as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q and incorporated herein by reference).*

10.11	Form of Executive Officer Restricted Stock Unit Award Agreement (filed August 4, 2017 as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q and incorporated herein by reference).*

10.12	Form of Executive Officer Stock Option Agreement (filed April 21, 2014 as Exhibit 10.4 to the Company’s Current Report on Form 8-K and incorporated herein by reference).*

10.13	Form of Non-Employee Director Stock Option Agreement (filed April 21, 2014 as Exhibit 10.6 to the Company’s Current Report on Form 8-K and incorporated herein by reference).*

10.14

Form of Non-Employee Director Restricted Stock Unit Award Agreement (filed February 20, 2018 as Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017 and incorporated herein by reference).*

10.15	Form of Executive Officer Share-Settled Performance Share Award Agreement.*+

10.16

Form of Letter Agreement regarding termination, effective as of January 29, 2004, entered into by Patterson-UTI Energy, Inc. with each of Mark S. Siegel and Kenneth N. Berns (filed on February 25, 2005 as Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 and incorporated herein by reference).*

10.17

Employment Agreement, effective as of January 1, 2017, by and between Patterson-UTI Drilling Company LLC and James M. Holcomb (filed January 17, 2017 as Exhibit 10.1 to the Company’s Current Report on Form 8-K and incorporated herein by reference). *

10.18

Employment Agreement, effective as of August 1, 2016, by and between Patterson-UTI Energy, Inc. and William Andrew Hendricks, Jr. (filed August 2, 2016 as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q and incorporated herein by reference). *

10.19

Employment Agreement, effective as of August 1, 2016, by and between Patterson-UTI Energy, Inc. and Seth D. Wexler (filed February 13, 2017 as Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 and incorporated herein by reference).*

10.20

Employment Agreement, dated as of September 3, 2017, between Patterson-UTI Energy, Inc. and C. Andrew Smith (filed September 8, 2017 as Exhibit 10.2 to the Company’s Current Report on Form 8-K and incorporated herein by reference).*

10.21

Form of Indemnification Agreement entered into by Patterson-UTI Energy, Inc. with each of Mark S. Siegel, Kenneth N. Berns, Curtis W. Huff, Terry H. Hunt, Charles O. Buckner, Seth D. Wexler, William Andrew Hendricks, Jr., Michael W. Conlon, Tiffany J. Thom, C. Andrew Smith and Janeen S. Judah (filed April 28, 2004 as Exhibit 10.11 to the Company’s Annual Report on Form 10-K, as amended, for the year ended December 31, 2003 and incorporated herein by reference).*

10.22

Patterson-UTI Energy, Inc. Change in Control Agreement, effective as of January 29, 2004, by and between Patterson-UTI Energy, Inc. and Mark S. Siegel (filed on February 4, 2004 as Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 and incorporated herein by reference).*

10.23

Patterson-UTI Energy, Inc. Change in Control Agreement, effective as of January 29, 2004, by and between Patterson-UTI Energy, Inc. and Kenneth N. Berns (filed on February 4, 2004 as Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 and incorporated herein by reference).*

10.24

First Amendment to Change in Control Agreement Between Patterson-UTI Energy, Inc. and Mark S. Siegel, entered into November 1, 2007 (filed November 5, 2007 as Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q and incorporated herein by reference).*

10.25

First Amendment to Change in Control Agreement Between Patterson-UTI Energy, Inc. and Kenneth N. Berns, entered into November 1, 2007 (filed November 5, 2007 as Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q and incorporated herein by reference).*

10.26

Amended and Restated Credit Agreement dated March 27, 2018 among Patterson-UTI Energy, Inc., as borrower, Wells Fargo Bank, National Association, as administrative agent, letter of credit issuer, swing line lender and lender and each of the other letter of credit issuers and lenders party thereto (filed March 27, 2018 as Exhibit 10.1 to the Company’s Current Report on Form 8-K and incorporated herein by reference).

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

10.29

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

10.31

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

101

The following materials from Patterson-UTI Energy, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2018, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.+

*	Management Contract or Compensatory Plan identified as required by Item 15(a)(3) of Form 10-K.
+	Filed herewith.

Item 16. Form 10-K Summary

None.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Patterson-UTI Energy, Inc.:

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Patterson-UTI Energy, Inc. and its subsidiaries (the “Company”) as of December 31, 2018 and 2017, and the related consolidated statements of operations, comprehensive income (loss), changes in shareholders’ equity and cash flows  for each of the three years in the period ended December 31, 2018, including the related notes and financial statement schedule listed in the index appearing under Item  15(a)(2) (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

February 13, 2019

We have served as the Company’s auditor since 1993.

PATTERSON-UTI ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2018	2017
	(In thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$245,029	$42,828
Accounts receivable, net of allowance for doubtful accounts of $2,312 and $2,323 at December 31, 2018 and 2017, respectively	558,817	580,354
Federal and state income taxes receivable	4,110	1,152
Inventory	65,579	69,167
Other	76,662	53,354
Total current assets	950,197	746,855
Property and equipment, net	4,002,549	4,254,730
Goodwill and intangible assets	477,640	687,072
Deposits on equipment purchases	12,040	16,351
Deferred tax assets, net	—	3,875
Other	27,440	49,973
Total assets	$5,469,866	$5,758,856

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$288,962	$319,621
Federal and state income taxes payable	1,408	5
Accrued expenses	235,946	226,624
Total current liabilities	526,316	546,250
Borrowings under revolving credit facility	—	268,000
Long-term debt, net of debt discount and issuance costs of $5,795 and $1,217 at December 31, 2018 and 2017, respectively	1,119,205	598,783
Deferred tax liabilities, net	306,161	350,836
Other	12,761	12,494
Total liabilities	1,964,443	1,776,363
Commitments and contingencies (see Note 9)
Stockholders’ equity:
Preferred stock, par value $.01; authorized 1,000,000 shares, no shares issued	—	—
Common stock, par value $.01; authorized 400,000,000 shares at December 31, 2018 and 300,000,000 shares at December 31, 2017 with 267,315,526 and 266,259,083 issued and 213,614,430 and 222,456,472 outstanding at December 31, 2018 and 2017, respectively	2,673	2,662
Additional paid-in capital	2,827,154	2,785,823
Retained earnings	1,753,557	2,105,897
Accumulated other comprehensive income	2,487	6,822
Treasury stock, at cost, 53,701,096 shares and 43,802,611 shares at December 31, 2018 and 2017, respectively	(1,080,448)	(918,711)
Total stockholders’ equity	3,505,423	3,982,493
Total liabilities and stockholders’ equity	$5,469,866	$5,758,856

The accompanying notes are an integral part of these consolidated financial statements.

PATTERSON-UTI ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2018	2017	2016
	(In thousands, except per share data)
Operating revenues:
Contract drilling	$1,430,492	$1,040,033	$543,663
Pressure pumping	1,573,396	1,200,311	354,070
Directional drilling	209,275	45,580	—
Other	113,834	70,760	18,133
Total operating revenues	3,326,997	2,356,684	915,866

Operating costs and expenses:
Contract drilling	885,704	667,105	305,804
Pressure pumping	1,263,850	966,835	334,588
Directional drilling	175,829	32,172	—
Other	77,104	51,428	8,384
Depreciation, depletion, amortization and impairment	916,318	783,341	668,434
Impairment of goodwill	211,129	—	—
Selling, general and administrative	134,071	105,847	69,205
Merger and integration expenses	2,738	74,451	—
Other operating income, net	(17,569)	(31,957)	(14,323)
Total operating costs and expenses	3,649,174	2,649,222	1,372,092
Operating loss	(322,177)	(292,538)	(456,226)

Other income (expense):
Interest income	5,597	1,866	327
Interest expense, net of amount capitalized	(51,578)	(37,472)	(40,366)
Other	750	343	69
Total other expense	(45,231)	(35,263)	(39,970)

Loss before income taxes	(367,408)	(327,801)	(496,196)

Income tax benefit	(45,987)	(333,711)	(177,562)

Net income (loss)	$(321,421)	$5,910	$(318,634)

Net income (loss) per common share:
Basic	$(1.47)	$0.03	$(2.18)
Diluted	$(1.47)	$0.03	$(2.18)

Weighted average number of common shares outstanding:
Basic	218,643	198,447	146,178
Diluted	218,643	199,882	146,178

The accompanying notes are an integral part of these consolidated financial statements.

PATTERSON-UTI ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
	2018	2017	2016
	(In thousands)
Net income (loss)	$(321,421)	$5,910	$(318,634)
Other comprehensive income (loss), net of taxes of $0 for 2018, $0 for 2017 and $0 for 2016:
Foreign currency translation adjustment	(4,335)	7,956	2,959
Total comprehensive income (loss)	$(325,756)	$13,866	$(315,675)

The accompanying notes are an integral part of these consolidated financial statements.

PATTERSON-UTI ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

					Accumulated
	Common Stock		Additional		Other
	Number of		Paid-in	Retained	Comprehensive	Treasury
	Shares	Amount	Capital	Earnings	Income (Loss)	Stock	Total
	(In thousands)
Balance, December 31, 2015	190,375	$1,904	$1,011,811	$2,458,554	$(4,093)	$(907,045)	$2,561,131
Net loss	—	—	—	(318,634)	—	—	(318,634)
Foreign currency translation adjustment	—	—	—	—	2,959	—	2,959
Shares issued for acquisition	354	3	6,730	—	—	—	6,733
Issuance of restricted stock	785	8	(8)	—	—	—	—
Vesting of restricted stock units	15	—	—	—	—	—	—
Forfeitures of restricted stock	(43)	—	—	—	—	—	—
Exercise of stock options	40	—	707	—	—	—	707
Stock-based compensation	—	—	28,324	—	—	—	28,324
Tax expense related to stock- based compensation	—	—	(4,868)	—	—	—	(4,868)
Payment of cash dividends	—	—	—	(23,579)	—	—	(23,579)
Purchase of treasury stock	—	—	—	—	—	(4,049)	(4,049)
Balance, December 31, 2016	191,526	1,915	1,042,696	2,116,341	(1,134)	(911,094)	2,248,724

Net income	—	—	—	5,910	—	—	5,910
Foreign currency translation adjustment	—	—	—	—	7,956	—	7,956
Equity offering	18,170	182	471,388	—	—	—	471,570
Shares issued for acquisitions	55,097	551	1,226,339	—	—	—	1,226,890
Issuance of restricted stock	891	9	(9)	—	—	—	—
Vesting of restricted stock units	549	5	(5)	—	—	—	—
Forfeitures of restricted stock	(24)	—	—	—	—	—	—
Exercise of stock options	50	—	931	—	—	—	931
Stock-based compensation	—	—	44,483	—	—	—	44,483
Payment of cash dividends	—	—	—	(16,315)	—	—	(16,315)
Dividend equivalents	—	—	—	(39)	—	—	(39)
Purchase of treasury stock	—	—	—	—	—	(7,617)	(7,617)
Balance, December 31, 2017	266,259	2,662	2,785,823	2,105,897	6,822	(918,711)	3,982,493

Net loss	—	—	—	(321,421)	—	—	(321,421)
Foreign currency translation adjustment	—	—	—	—	(4,335)	—	(4,335)
Restricted stock issued for acquisition	192	2	2,930	—	—	—	2,932
Issuance of restricted stock	381	4	(4)	—	—	—	—
Issuance of common stock	—	—	—	—	—	—	—
Vesting of restricted stock units	452	5	(5)	—	—	—	—
Forfeitures of restricted stock	(8)	—	—	—	—	—	—
Exercise of stock options	40	—	485	—	—	—	485
Stock-based compensation	—	—	37,925	—	—	—	37,925
Payment of cash dividends	—	—	—	(30,589)	—	—	(30,589)
Dividend equivalents	—	—	—	(330)	—	—	(330)
Purchase of treasury stock	—	—	—	—	—	(161,737)	(161,737)
Balance, December 31, 2018	267,316	$2,673	$2,827,154	$1,753,557	$2,487	$(1,080,448)	$3,505,423

The accompanying notes are an integral part of these consolidated financial statements.

PATTERSON-UTI ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2018	2017	2016
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$(321,421)	$5,910	$(318,634)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion, amortization and impairment	916,318	783,341	668,434
Impairment of goodwill	211,129	—	—
Dry holes and abandonments	915	1,929	58
Deferred income tax benefit	(41,185)	(330,346)	(152,160)
Stock-based compensation expense	37,925	44,483	28,324
Net gain on asset disposals	(28,958)	(33,510)	(14,771)
Tax expense related to stock-based compensation	—	—	(4,868)
Amortization of debt discount and issuance costs	830	346	2,270
Changes in operating assets and liabilities:
Accounts receivable	23,515	(239,482)	72,327
Income taxes receivable/payable	(1,555)	990	30,379
Inventory and other assets	(1,470)	(23,449)	5,664
Accounts payable	(69,453)	104,072	12,024
Accrued expenses	4,136	(14,190)	(24,573)
Other liabilities	(56)	617	560
Net cash provided by operating activities	730,670	300,711	305,034
Cash flows from investing activities:
Acquisitions, net of cash acquired	(14,211)	(501,954)	155
Purchases of property and equipment	(641,458)	(567,087)	(119,799)
Proceeds from disposal of assets	47,357	60,945	21,889
Collection of note receivable	23,760	—	—
Other investments	—	(2,520)	—
Net cash used in investing activities	(584,552)	(1,010,616)	(97,755)
Cash flows from financing activities:
Proceeds from equity offering	—	471,570	—
Purchases of treasury stock	(161,737)	(6,809)	(3,610)
Dividends paid	(30,589)	(16,315)	(23,579)
Proceeds from long-term debt	521,194	—	—
Repayment of long-term debt	—	—	(255,000)
Proceeds from borrowings under revolving credit facility	79,000	599,000	200,500
Repayment of borrowings under revolving credit facility	(347,000)	(331,000)	(200,500)
Debt issuance costs	(4,489)	—	(3,357)
Proceeds from exercise of stock options	485	123	268
Net cash provided by (used in) financing activities	56,864	716,569	(285,278)
Effect of foreign exchange rate changes on cash	(781)	1,012	(195)
Net increase (decrease) in cash and cash equivalents	202,201	7,676	(78,194)
Cash and cash equivalents at beginning of year	42,828	35,152	113,346
Cash and cash equivalents at end of year	$245,029	$42,828	$35,152
Supplemental disclosure of cash flow information:
Net cash (paid) received during the year for:
Interest, net of capitalized interest of $1,435 in 2018, $1,175 in 2017 and $398 in 2016	$(41,184)	$(34,953)	$(36,551)
Income taxes	3,172	3,947	52,716
Non-cash investing and financing activities:
Receivable from property and equipment insurance	$15,000	$—	$—
Net increase in payables for purchases of property and equipment	36,241	17,228	28,926
Issuance of common stock for business acquisitions	2,932	1,226,890	6,733
Net decrease (increase) in deposits on equipment purchases	4,311	(301)	6,317

The accompanying notes are an integral part of these consolidated financial statements.

PATTERSON-UTI ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Description of Business and Summary of Significant Accounting Policies

A description of the business and basis of presentation follows:

Description of business — Patterson-UTI Energy, Inc., through its wholly-owned subsidiaries (collectively referred to herein as “Patterson-UTI” or the “Company”), is a Houston, Texas-based oilfield services company that primarily owns and operates in the United States one of the largest fleets of land-based drilling rigs and a large fleet of pressure pumping equipment. The Company’s contract drilling business operates in the continental United States and western Canada, and the Company is pursuing contract drilling opportunities outside of North America.  The Company’s pressure pumping business operates primarily in Texas and the Mid-Continent and Appalachian regions.  The Company also provides a comprehensive suite of directional drilling services in most major producing onshore oil and gas basins in the United States, and the Company provides services that improve the statistical accuracy of horizontal wellbore placement.  The Company has other operations through which the Company provides oilfield rental tools in select markets in the United States. The Company also manufactures and sells pipe handling components and related technology to drilling contractors, and provides electrical controls and automation to the energy, marine and mining industries, in North America and other select markets.  In addition, the Company owns and invests, as a non-operating working interest owner, in oil and natural gas assets that are primarily located in Texas and New Mexico.

Basis of presentation — The consolidated financial statements include the accounts of Patterson-UTI and its wholly-owned subsidiaries.  All significant intercompany accounts and transactions have been eliminated.  Except for wholly-owned subsidiaries, the Company has no controlling financial interests in any other entity which would require consolidation. As used in these notes, “the Company” refers collectively to Patterson-UTI Energy, Inc. and its consolidated subsidiaries.  Patterson-UTI Energy, Inc. conducts its business operations through its wholly-owned subsidiaries and has no employees or independent operations.

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

Revenue recognition — Revenues from the Company’s contract drilling, pressure pumping, directional drilling, oilfield rentals and pipe handling components and related technology activities are recognized as services are performed. All of the wells the Company drilled in 2018, 2017 and 2016 were drilled under daywork contracts.  Revenue from sales of products are recognized upon customer acceptance.  Revenue is presented net of any sales tax charged to the customer that the Company is required to remit to local or state governmental taxing authorities.

Reimbursements for the purchase of supplies, equipment, personnel services, shipping and other services that are provided at the request of the Company’s customers are recorded as revenue when incurred.  The related costs are recorded as operating expenses when incurred.

On January 1, 2018, the Company adopted the new revenue guidance under Topic 606, Revenue from Contracts with Customers, using the modified retrospective method for contracts that were not complete at December 31, 2017.  The adoption of the new accounting standard did not have a material impact on the Company’s consolidated financial statements, and a cumulative adjustment was not recognized.  See Note 3 for additional information.

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

Other current assets — Other current assets includes reimbursement from the Company’s workers compensation insurance carrier for claims in excess of the Company’s deductible in the amount of $36 million and $30 million at December 31, 2018 and 2017, respectively.

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

Recently Issued Accounting Standards — In May 2014, the Financial Accounting Standards Board (“FASB”) issued an accounting standards update to provide guidance on the recognition of revenue from customers.  Under this guidance, an entity will recognize revenue when it transfers promised goods or services to customers in an amount that reflects what it expects in exchange for the goods or services.  This guidance also requires more detailed disclosures to enable users of the financial statements to understand the nature, amount, timing and uncertainty, if any, of revenue and cash flows arising from contracts with customers.  The requirements in this update are effective during interim and annual periods beginning after December 15, 2017.  The Company adopted this new revenue guidance effective January 1, 2018, utilizing the modified retrospective method, and expanded its consolidated financial statement disclosures in order to comply with the update.  The adoption of this update did not have a material impact on the Company’s consolidated financial statements (See Note 3).

In February 2016, the FASB issued an accounting standards update to provide guidance for the accounting for leasing transactions.  The standard requires the lessee to recognize a lease liability along with a right-of-use asset for all leases with a term longer than one year.  A lessee is permitted to make an accounting policy election by class of underlying asset to not recognize the lease liability and related right-of-use asset for leases with a term of one year or less.  The provisions of this standard also apply to situations where the Company is the lessor.  The requirements in this update are effective during interim and annual periods beginning after December 15, 2018.  The Company adopted this new guidance effective January 1, 2019. ASC 842 requires a modified retrospective approach to each lease that existed at the date of initial application as well as leases entered into after that date. The Company has elected to report all leases at the beginning of the period of adoption and not restate its comparative periods. Based on the Company’s lease portfolio, the Company anticipates recognizing a right-of-use asset and a related lease liability of approximately $35 million on its balance sheet, with an immaterial impact on the Company’s consolidated statement of operations compared to the previous lease accounting guidance.

Practical Expedients Adopted with Topic 842

The Company has elected to adopt the following practical expedients upon the transition date to Topic 842 on January 1, 2019:

•

Transitional practical expedients package: An entity may elect to apply the listed practical expedients as a package to all the leases that commenced before the effective date.  The practical expedients are:

a)	The entity need not reassess whether any expired or existing contracts are or contains leases;
b)	The entity need not reassess the lease classification for expired or existing contracts;
c)	The entity need not reassess initial direct costs for any existing leases.

•

Use of portfolio approach: An entity can apply this guidance to a portfolio of leases with similar characteristics if the entity reasonably expects that the application of the leases model to the portfolio would not differ materially from the application of the leases model to the individual leases in that portfolio.  This approach can also be applied to other aspects of the leases guidance for which lessees/lessors need to make judgments and estimates, such as determining the discount rate and determining and reassessing the lease term.

•

Lease and non-lease components: As a practical expedient, a lessor may combine lease and non-lease components where the revenue recognition pattern is the same and where the lease component, when accounted for separately, would be considered an operating lease.

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

In March 2018, the FASB issued an accounting standards update to update the income tax accounting in U.S. GAAP to reflect the SEC interpretive guidance released on December 22, 2017, when significant U.S. tax law changes were enacted with the enactment of the Tax Cuts and Jobs Act (“Tax Reform”).  The adoption of this update in March 2018 did not have a material impact on the Company’s consolidated financial statements, as the Company was already following the SEC guidance.  See Note 13 for additional information.

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

 The acquired goodwill is not deductible for tax purposes.  Among the factors that contributed to a purchase price resulting in the recognition of goodwill was SSE’s reputation as an experienced provider of high-quality contract drilling and pressure pumping services in a safe and efficient manner, access to new geographies, access to new product lines, increased scale of operations, supply chain and corporate efficiencies as well as infrastructure optimization.  The acquired goodwill was attributable to three operating segments, with $309 million to contract drilling, $121 million to pressure pumping and $6.3 million to oilfield rentals. See Note 6 for additional information regarding goodwill.

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

MS Directional is a leading directional drilling services company in the United States, with operations in most major producing onshore oil and gas basins.  MS Directional provides a comprehensive suite of directional drilling services, including directional drilling, downhole performance motors, motor rentals, directional surveying, measurement-while-drilling, and wireline steering tools.

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

The goodwill reflected above increased $1.0 million from the original preliminary purchase price allocation as a result of a measurement period adjustment that related to a valuation adjustment to accounts payable and accrued liabilities.

The acquired goodwill is deductible for tax purposes.  Among the factors that contributed to a purchase price resulting in the recognition of goodwill was MS Directional’s reputation as an experienced provider of high-quality directional drilling services in a safe and efficient manner, access to new product lines, favorable market trends underlying these new business lines, earnings and growth opportunities and future technology development possibilities. All of the goodwill acquired is attributable to the directional drilling operating segment.  See Note 6 for additional information regarding goodwill.

A portion of the fair value consideration transferred has been assigned to identifiable intangible assets as follows:

	Fair Value	Weighted Average Useful Life
	(in thousands)	(in years)
Assets
Developed technology	$48,000	10.00
Customer relationships	26,200	3.00
Internal use software	482	5.00
	$74,682	7.51

Pro Forma

The results of SSE’s operations since the SSE merger date of April 20, 2017 and the results of MS Directional since the acquisition date of October 11, 2017 are included in the Company’s consolidated statement of operations.  It is impractical to quantify the contribution of the SSE operations since the merger, as the contract drilling and pressure pumping businesses were fully integrated into the Company’s existing operations in 2017.  The contribution of MS Directional since the date of the acquisition accounts for substantially all of the Company’s directional drilling segment, as disclosed in Note 14.  The following pro forma condensed combined financial information was derived from the historical financial statements of the Company, SSE and MS Directional and gives effect to the acquisitions as if they had occurred on January 1, 2016.  The below information reflects pro forma adjustments based on available information and certain assumptions the Company believes are reasonable, including (i) adjustments related to the depreciation and amortization of the fair value of acquired intangibles and fixed assets, (ii) removal of the historical interest expense of the acquired entities, (iii) the tax benefit of the aforementioned pro forma adjustments, and (iv) adjustments related to the common shares outstanding to reflect the impact of the consideration exchanged in the acquisitions.  Additionally, the pro forma loss for the year ended December 31, 2017 was adjusted to exclude the Company’s merger and integration-related costs of $74.5 million and SSE’s merger related costs of $36.7 million with a corresponding inclusion in the net loss for the year ended December 31, 2016 to give effect as if the acquisitions had occurred on January 1, 2016.  The pro forma results of operations do not include any cost savings or other synergies that may result from the SSE merger or MS Directional acquisition.  The pro forma results of operations also do not include any estimated costs that have been incurred by the Company to integrate the SSE and MS Directional operations.  The pro forma condensed combined financial information has been included for comparative purposes and is not necessarily indicative of the results that might have actually occurred had the SSE merger and MS Directional acquisition taken place on January 1, 2016; furthermore, the financial information is not intended to be a projection of future results.  The following table summarizes selected financial information of the Company on a pro forma basis (in thousands, except per share data):
	2017	2016
	(Unaudited)
Revenues	$2,738,579	$1,567,141
Net income (loss)	$29,584	$(505,413)
Net income (loss) per share
Basic	$0.13	$(2.30)
Diluted	$0.13	$(2.30)

Current Power Solutions, Inc. (“Current Power”)

     During October 2018, the Company acquired Current Power.  Current Power is a provider of electrical controls and automation to the energy, marine and mining industries.  This acquisition was not material to the Company’s consolidated financial statements.

Superior QC, LLC (“Superior QC”)

During February 2018, the Company acquired the business of Superior QC, including its assets and intellectual property.  Superior QC is a provider of software and services used to improve the statistical accuracy of horizontal wellbore placement.  Superior QC’s measurement-while-drilling (MWD) survey fault detection, isolation and recovery (FDIR) service is a data analytics technology to analyze MWD survey data in real-time and more accurately identify the position of a well.  This acquisition was not material to the Company’s consolidated financial statements.

Warrior Rig Ltd

During September 2016, the Company acquired Warrior Rig Ltd. and certain related entities (“Warrior”).  Based in Calgary, Warrior manufactures and sells pipe handling components and related technology for drilling contractors in North America and other select markets.  This acquisition was not material to the Company’s consolidated financial statements.

3. Revenues

ASC Topic 606 Revenue from Contracts with Customers

On January 1, 2018, the Company adopted the new revenue guidance under Topic 606, Revenue from Contracts with Customers, using the modified retrospective method for contracts that were not complete at December 31, 2017.  The adoption of the new accounting standard did not have a material impact on the Company’s consolidated financial statements, and a cumulative adjustment was not recognized. Revenues for reporting periods beginning after January 1, 2018 are presented under Topic 606, while revenues prior to January 1, 2018 continue to be reported under previous revenue recognition requirements of Topic 605.

The Company’s contracts with customers include both long-term and short-term contracts.  Services that primarily generate revenue earned for the Company include the operating business segments of contract drilling, pressure pumping and directional drilling that comprise the Company’s reportable segments.  The Company also derives revenues from its other operations which include the Company’s operating business segments of oilfield rentals, oilfield technology, electrical controls and automation, and oil and natural gas working interests.  For more information on the Company’s business segments, see Note 16.

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

The Company’s disaggregated revenue recognized from contracts with customers is included in Note 16.

Accounts Receivable and Contract Liabilities

Accounts receivable is the Company’s right to consideration once it becomes unconditional.  Payment terms range from 30 to 60 days.

Accounts receivable balances were $554 million and $577 million as of December 31, 2018 and 2017, respectively.  These balances do not include amounts related to the Company’s oil and gas working interests as those contracts are excluded from Topic 606.  Accounts receivable balances are included in “Accounts Receivable” in the Consolidated Balance Sheets.

The Company does not have any contract asset balances, and as such, contract balances are not presented at the net amount at a contract level.  Contract liabilities include prepayments received from customers prior to the requested services being completed.  Once the services are complete and have been invoiced, the prepayment is applied against the customer’s account to offset the accounts receivable balance.  Also included in contract liabilities are payments received from customers for the initial mobilization of newly constructed or upgraded rigs that were moved on location to the initial well site.  These mobilization payments are allocated to the overall performance obligation and amortized over the initial term of the contract. During the year ended December 31, 2018, contract liabilities increased approximately $1.5 million due to customer payments relating to the initial mobilization of upgraded rigs and decreased approximately $1.6 million due to amounts amortized and recorded in drilling revenue.

Contract liability balances for customer prepayments were $3.0 million and $9.1 million as of December 31, 2018 and 2017, respectively.  Contract liability balances for deferred mobilization payments relating to newly constructed or upgraded rigs were $4.6 million and $4.7 million as of December 31, 2018 and 2017, respectively. Contract liability balances for customer prepayments are included in “Accounts Payable” and contract liability balances for deferred mobilization payments are included in “Accrued Liabilities” in the Consolidated Balance Sheets.

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

•	Costs of obtaining a contract: An entity can immediately expense costs of obtaining a contract if they would be amortized within a year.

4. Inventory

Inventory consisted of the following at December 31, 2018 and 2017 (in thousands).

	2018	2017
Finished goods	$347	$2,270
Work-in-process	6,375	529
Raw materials and supplies	58,857	66,368
Inventory	$65,579	$69,167

5. Property and Equipment

Property and equipment consisted of the following at December 31, 2018 and 2017 (in thousands):

	2018	2017
Equipment	$8,370,933	$8,066,404
Oil and natural gas properties	219,855	211,566
Buildings	186,736	185,475
Land	26,144	26,593
Total property and equipment	8,803,668	8,490,038
Less accumulated depreciation, depletion and impairment	(4,801,119)	(4,235,308)
Property and equipment, net	$4,002,549	$4,254,730

Depreciation, depletion, amortization and impairment — The following table summarizes depreciation, depletion, amortization and impairment expense related to property and equipment and intangible assets and liabilities for 2018, 2017 and 2016 (in thousands):

	2018	2017	2016
Depreciation and impairment expense	$887,155	$753,510	$657,571
Amortization expense	18,197	21,764	3,643
Depletion expense	10,966	8,067	7,220
Total	$916,318	$783,341	$668,434

On a periodic basis, the Company evaluates its fleet of drilling rigs for marketability based on the condition of inactive rigs, expenditures that would be necessary to bring them to working condition and the expected demand for drilling services by rig type. The components comprising rigs that will no longer be marketed are evaluated, and those components with continuing utility to the Company’s other marketed rigs are transferred to other rigs or to the Company’s yards to be used as spare equipment.  The remaining components of these rigs are retired. In 2018, the Company identified 42 legacy non-APEX® rigs and related equipment that would be retired.  Based on the strong customer preference across the industry for super-spec drilling rigs, the Company believes the 42 rigs that were retired had limited commercial opportunity. The Company recorded a $48.4 million charge related to this retirement. In 2017, the Company recorded a charge of $29.0 million for the write-down of drilling equipment with no continuing utility as a result of the upgrade of certain rigs to super-spec capability.  In 2016, the Company retired 19 mechanical rigs but recorded no charge as it had written down mechanical rigs that were still marketed in 2015.

The Company also periodically evaluates its pressure pumping assets, and in 2018, the Company recorded a charge of $17.4 million for the write-down of pressure pumping equipment.  The pressure pumping equipment was primarily obsolete sand handling equipment, which has been replaced with more efficient sand solutions. There were no similar charges in 2017 or 2016.

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

Due to the decline in the market price of the Company’s common stock and the deterioration of crude oil prices in the fourth quarter of 2018, the Company lowered its expectations with respect to future activity levels in certain of its operating segments.  The Company deemed it necessary to assess the recoverability of its contract drilling, pressure pumping, directional drilling and oilfield rentals asset groups.  The Company performed an analysis as required by ASC 360-10-35 to assess the recoverability of the asset groups within its contract drilling, pressure pumping, directional drilling and oilfield rentals operating segments.  With respect to these asset groups, future cash flows were estimated over the expected remaining life of the assets, and the Company determined that, on an undiscounted basis, expected cash flows exceeded the carrying value of the asset groups, and no impairment was indicated.  Expected cash flows, on an undiscounted basis, exceeded the carrying values of the asset groups within the contract drilling, pressure pumping, directional drilling and oilfield rentals operating segments by approximately 38%, 58%, 9% and 23%, respectively.

For the assessment performed in 2018, the expected cash flows for the Company’s asset groups included utilization, revenue and costs for the Company’s equipment and services that were estimated based upon the Company’s existing contract backlog, as well as recent contract tenders and customer inquiries.  Also, the expected cash flows for the contract drilling, pressure pumping, directional drilling and oilfield rentals asset groups were based on the assumption that activity levels in all four segments would generally be lower than levels experienced in the fourth quarter of 2018, and would begin to recover in late 2019 and continue into 2020 in response to improved oil prices.   While the Company believes these assumptions with respect to future oil pricing are reasonable, actual future prices may vary significantly from the ones that were assumed.  The timeframe over which oil prices will recover is highly uncertain.  Potential events that could affect the Company’s assumptions regarding future prices and the timeframe for a recovery are affected by factors such as those described in “Risk Factors–We Are Dependent on the Oil and Natural Gas Industry and Market Prices for Oil and Natural Gas.  Declines in Customers’ Operating and Capital Expenditures and in Oil and Natural Gas Prices May Adversely Affect Our Operating Results.”

All of these factors are beyond the Company’s control. If the lower oil price environment experienced at the end of 2018 were to last into 2020 and beyond, the Company’s actual cash flows would likely be less than the expected cash flows used in these assessments and could result in impairment charges in the future, and such impairment could be material.

The Company concluded that no triggering events occurred during the years ended December 31, 2017 or 2016 with respect to its asset groups based on the Company’s results of operations for the years ended December 31, 2017 and 2016, management’s expectations of operating results in future periods and the prevailing commodity prices at the time.

6. Goodwill and Intangible Assets

Goodwill — Goodwill by operating segment as of December 31, 2018 and 2017 and changes for the years then ended are as follows (in thousands):

	Contract	Pressure	Directional	Other
	Drilling	Pumping	Drilling	Operations	Total
Balance December 31, 2016	$86,234	$—	$—	$—	$86,234
Goodwill acquired	308,826	121,444	88,685	6,284	525,239
Balance December 31, 2017	395,060	121,444	88,685	6,284	611,473
Goodwill acquired	—	—	—	9,412	9,412
Measurement period adjustment	—	—	1,000	—	1,000
Impairment	—	(121,444)	(89,685)	—	(211,129)
Balance December 31, 2018	$395,060	$—	$—	$15,696	$410,756

There were no accumulated impairment losses related to goodwill in the contract drilling segment or other operations as of December 31, 2018 or 2017.

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

Due to the decline in the market price of the Company’s common stock and the deterioration of crude oil prices in the fourth quarter of 2018, the Company lowered its expectations with respect to future activity levels in certain of its operating segments.  The Company performed a quantitative impairment assessment of its goodwill as of December 31, 2018.  In completing the assessment, the fair value of each reporting unit was estimated using the income valuation method.  The estimate of fair value for each reporting unit required the use of significant unobservable inputs, representative of a Level 3 fair value measurement.  The inputs included assumptions related to the future performance of the Company’s contract drilling, pressure pumping, directional drilling and oilfield rentals reporting units, such as future oil and natural gas prices and projected demand for the Company’s services, and assumptions related to discount rates and long-term growth rates.

Based on the results of the goodwill impairment test as of December 31, 2018, the fair value of the contract drilling and oilfield rentals reporting units exceeded their carrying values by approximately 16% and 14%, respectively, and management concluded that no impairment was indicated in its contract drilling and oilfield rentals reporting units; however, impairment was indicated in its pressure pumping and directional drilling reporting units.  The Company recognized an impairment charge of $211 million associated with the impairment of all of the goodwill in its pressure pumping and directional drilling reporting units.

While management believes the assumptions used with respect to future oil pricing are reasonable, actual future prices may vary significantly from the ones that were assumed.  The timeframe over which oil prices will recover is highly uncertain.  If the lower oil price environment experienced at the end of 2018 were to last into 2020 and beyond, the Company’s actual cash flows would likely be less than the expected cash flows used in these assessments and could result in additional impairment charges in the future and such impairment could be material.

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

         Intangible Assets — In 2018, intangible assets were recorded in the Company’s directional drilling operating segment with the acquisition of Superior QC and in other operations with the acquisition of Current Power. In 2017, intangible assets were recorded in the Company’s directional drilling operating segment with the acquisition of MS Directional and in the contract drilling operating segment with the SSE merger (See Note 2).  The Company’s intangible assets were recorded at fair value on the date of acquisition and are amortized on a straight line basis.  The following table identifies the segment and weighted average useful life of each of the Company’s intangible assets:

		Weighted Average
	Segment	Useful Life
		(in years)
Customer relationships	Directional drilling	3.00
Customer relationships	Other operations	7.00
Developed technology	Directional drilling	10.00
Favorable drilling contracts	Contract drilling	0.83
Internal use software	Directional drilling	5.00

Due to the decline in the market price of the Company’s common stock and the deterioration of crude oil prices in the fourth quarter of 2018, the Company lowered its expectations with respect to activity levels in certain of its operating segments.  The Company deemed it necessary to assess the recoverability of its contract drilling, pressure pumping, directional drilling and oilfield rentals asset groups.  The assessments of recoverability of the asset groups included the respective intangible assets, and no impairment was indicated.  See Note 5 for additional information.

The Company concluded that no triggering events necessitating an impairment assessment of the intangible assets had occurred in 2017 or 2016.

The gross carrying amount and accumulated amortization of intangible assets as of December 31, 2018 and 2017 are as follows (in thousands):

	2018			2017
	Gross Carrying	Accumulated	Net Carrying	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Customer relationships	$28,000	$(10,719)	$17,281	$26,200	$(1,943)	$24,257
Developed technology	55,772	(6,533)	49,239	48,000	(1,137)	46,863
Favorable drilling contracts	22,500	(22,500)	—	22,500	(18,482)	4,018
Internal use software	482	(118)	364	482	(21)	461
	$106,754	$(39,870)	$66,884	$97,182	$(21,583)	$75,599

Amortization expense on intangible assets of approximately $18.3 million, $24.3 million and $3.6 million for the years ended December 31, 2018, 2017 and 2016, respectively.  The remaining amortization expense associated with finite-lived intangible assets is expected to be as follows (in thousands):

Year ending December 31,
2019	$14,664
2020	12,721
2021	5,931
2022	5,909
2023	5,834
Thereafter	21,825
Total	$66,884

7. Accrued Expenses

Accrued expenses consisted of the following at December 31, 2018 and 2017 (in thousands):

	2018	2017
Salaries, wages, payroll taxes and benefits	$58,160	$50,438
Workers’ compensation liability	83,772	80,751
Property, sales, use and other taxes	25,318	29,332
Insurance, other than workers’ compensation	9,531	10,816
Accrued interest payable	15,774	7,558
Accrued merger and integration	2,403	16,101
Other	40,988	31,628
	$235,946	$226,624

8. Long-Term Debt

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

 As of December 31, 2018, the Company had no amounts outstanding under the revolving credit facility.  The Company had $81,000 in letters of credit outstanding under the revolving credit facility at December 31, 2018 and, as a result, had available borrowing capacity of approximately $600 million at that date.

2015 Reimbursement Agreement — On March 16, 2015, the Company entered into a Reimbursement Agreement (the “Reimbursement Agreement”) with The Bank of Nova Scotia (“Scotiabank”), pursuant to which the Company may from time to time request that Scotiabank issue an unspecified amount of letters of credit.  As of December 31, 2018, the Company had $58.4 million in letters of credit outstanding under the Reimbursement Agreement.

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

The respective note purchase agreements require compliance with two financial covenants. The Company must not permit its debt to capitalization ratio to exceed 50% at any time.  The note purchase agreements generally define the debt to capitalization ratio as the ratio of (a) total borrowed money indebtedness to (b) the sum of such indebtedness plus consolidated net worth, with consolidated net worth determined as of the last day of the most recently ended fiscal quarter.  The Company also must not permit its interest coverage ratio as of the last day of a fiscal quarter to be less than 2.50 to 1.00.  The note purchase agreements generally define the interest coverage ratio as the ratio of EBITDA for the four prior fiscal quarters to interest charges for the same period.  The Company was in compliance with these covenants at December 31, 2018.

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

2028 Senior Notes – On January 19, 2018, the Company completed its offering of $525 million aggregate principal amount of the Company’s 3.95% Senior Notes due 2028 (the “2028 Notes”).  The net proceeds before offering expenses were approximately $521 million of which the Company used $239 million to repay amounts outstanding under its revolving credit facility.

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

The Company incurred approximately $4.6 million in debt issuance costs in connection with the 2018 Credit Agreement.  The Company incurred approximately $1.9 million in debt issuance costs in connection with the Series A Notes and approximately $1.6 million in debt issuance costs in connection with the Series B Notes.  The Company incurred approximately $1.6 million in debt issuance costs in connection with the 2028 Notes.  These costs were deferred and are being recognized as interest expense over the term of the underlying debt.  Debt issuance costs, except those related to line-of-credit arrangements, are presented in the balance sheet as a direct deduction from the carrying amount of the related debt.  Debt issuance costs related to line-of-credit arrangements are classified as a deferred charge.  Amortization of debt issuance costs is reported as interest expense.  Interest expense related to the amortization of debt issuance costs was approximately $2.0 million, $2.6 million and $4.1 million for the years ended December 31, 2018, 2017 and 2016, respectively.  Amortization of debt issuance costs for the year ended December 31, 2018 includes $317,000 of debt issuance costs related to commitments by lenders under the Company’s previous credit agreement who did not participate in the 2018 Credit Agreement.  Amortization of debt issuance costs for the year ended December 31, 2016 includes $1.4 million of costs related to the early termination of the previous term loan agreements.

Presented below is a schedule of the principal repayment requirements of long-term debt by fiscal year as of December 31, 2018 (in thousands):

Year ending December 31,
2019	$—
2020	300,000
2021	—
2022	300,000
2023	—
Thereafter	525,000
Total	$1,125,000

9. Commitments, Contingencies and Other Matters

Commitments – As of December 31, 2018, the Company maintained letters of credit in the aggregate amount of $58.5 million primarily for the benefit of various insurance companies as collateral for retrospective premiums and retained losses which could become payable under the terms of the underlying insurance contracts.  These letters of credit expire annually at various times during the year and are typically renewed.  As of December 31, 2018, no amounts had been drawn under the letters of credit.

As of December 31, 2018, the Company had commitments to purchase major equipment and make investments totaling approximately $107 million for its drilling, pressure pumping, directional drilling and oilfield rentals businesses.

The Company’s pressure pumping business has entered into agreements to purchase minimum quantities of proppants and chemicals from certain vendors.  The agreements expire in years 2019 through 2022 and in 2043.  As of December 31, 2018, the remaining obligation under these agreements was approximately $114 million, of which approximately $24.7 million relates to purchases required during 2019.  In the event the required minimum quantities are not purchased during any contract year, the Company could be required to make a liquidated damages payment to the respective vendor for any shortfall.

Contingencies – The Company’s operations are subject to many hazards inherent in the businesses in which it operates, including inclement weather, blowouts, explosions, fires, loss of well control, pollution, exposure and reservoir damage.  These hazards could cause personal injury or death, work stoppage, and serious damage to equipment and other property, as well as significant environmental and reservoir damages.  These risks could expose the Company to substantial liability for personal injury, wrongful death, property damage, loss of oil and natural gas production, pollution and other environmental damages.  An accident or other event resulting in significant environmental or property damage, or injuries or fatalities involving the Company’s employees or other persons could also trigger investigations by federal, state or local authorities. Such an accident or other event could cause the Company to incur substantial expenses in connection with the investigation, remediation and resolution, as well as cause lasting damage to the Company’s reputation, loss of customers and an inability to obtain insurance.

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

The Company has insurance coverage for fire, windstorm and other risks of physical loss to its equipment and certain other assets, employer’s liability, automobile liability, commercial general liability, workers’ compensation and insurance for other specific risks.  The Company has also elected in some cases to accept a greater amount of risk through increased deductibles on certain insurance policies.  For example, the Company generally maintains a $1.5 million per occurrence deductible on its workers’ compensation insurance coverage, a $1.0 million per occurrence deductible on its equipment insurance coverage, a $2.0 million per occurrence deductible on its general liability coverage and a $2.0 million per occurrence deductible on its automobile liability insurance coverage.  The Company also self-insures a number of other risks, including loss of earnings and business interruption and cybersecurity risks, and does not carry a significant amount of insurance to cover risks of underground reservoir damage.

On January 22, 2018, an accident at a drilling site in Pittsburg County, Oklahoma resulted in the losses of life of five people, including three of the Company’s employees. Lawsuits have been filed in the District Court for Pittsburg County, Oklahoma in connection with the five individuals who lost their lives and one of the Company’s employees who was injured in the accident.  The lawsuits have been consolidated for discovery purposes under Cause No. CJ-2018-60 (the “Litigation”).  These lawsuits allege various causes of action against the Company including negligence, gross negligence, knowledge that injury or death was substantially certain, acting with purpose, recklessness, wrongful death and survival, and the plaintiffs seek an unspecified amount of damages, including punitive or exemplary damages, costs, interest, and other relief.  The Company disputes the plaintiffs’ allegations and intends to continue to defend itself vigorously.  Based on the information the Company has available as of the date of this Report, the Company believes that it has adequate insurance to cover the Litigation. However, if this accident is not fully covered by insurance or an enforceable and recoverable indemnity from a third party, it could have a material adverse effect on the Company’s business, financial condition, cash flows and results of operations.

The Company is party to various other legal proceedings arising in the normal course of its business.  The Company does not believe that the outcome of these proceedings, either individually or in the aggregate, will have a material adverse effect on its financial condition, cash flows or results of operations.

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

Cash Dividends – The Company paid cash dividends during the years ended December 31, 2018, 2017 and 2016 as follows:

	Per Share	Total
		(in thousands)
2018
Paid on March 22, 2018	$0.02	$4,443
Paid on June 21, 2018	0.04	8,832
Paid on September 20, 2018	0.04	8,685
Paid on December 20, 2018	0.04	8,629
Total cash dividends	$0.14	$30,589

2017
Paid on March 22, 2017	$0.02	$3,326
Paid on June 22, 2017	0.02	4,269
Paid on September 21, 2017	0.02	4,271
Paid on December 21, 2017	0.02	4,449
Total cash dividends	$0.08	$16,315

2016
Paid on March 24, 2016	$0.10	$14,712
Paid on June 23, 2016	0.02	2,953
Paid on September 22, 2016	0.02	2,953
Paid on December 22, 2016	0.02	2,961
Total cash dividends	$0.16	$23,579

On February 6, 2019, the Company’s Board of Directors approved a cash dividend on its common stock in the amount of $0.04 per share to be paid on March 21, 2019 to holders of record as of March 7, 2019. The amount and timing of all future dividend payments, if any, are subject to the discretion of the Board of Directors and will depend upon business conditions, results of operations, financial condition, terms of the Company’s debt agreements and other factors.

On September 6, 2013, the Company’s Board of Directors approved a stock buyback program that authorized purchases of up to $200 million of the Company’s common stock in open market or privately negotiated transactions. On July 25, 2018, the Company’s Board of Directors approved an increase of the authorization under the stock buyback program to allow for $250 million of future share repurchases.  All purchases executed to date have been through open market transactions. Purchases under the program are made at management’s discretion, at prevailing prices, subject to market conditions and other factors. Purchases may be made at any time without prior notice. There is no expiration date associated with the buyback program. As of December 31, 2018, the Company had remaining authorization to purchase approximately $150 million of the Company’s outstanding common stock under the stock buyback program. Shares of stock purchased under the plan are held as treasury shares.  On February 6, 2019, the Company’s Board of Directors approved another increase of the authorization under the stock buyback program to allow for $250 million of share repurchases.

The Company acquired shares of stock from directors during 2017 and 2016 and from employees during 2018, 2017, and 2016 that are accounted for as treasury stock. Certain of these shares were acquired to satisfy the exercise price in connection with the exercise of stock options.  The remainder of these shares was acquired to satisfy payroll withholding obligations upon the settlement of performance unit awards and the vesting of restricted stock and restricted stock units. These shares were acquired at fair market value. These acquisitions were made pursuant to the terms of the Patterson-UTI Energy, Inc. 2014 Long-Term Incentive Plan (the “2014 Plan”) and not pursuant to the stock buyback program.

Treasury stock acquisitions during the years ended December 31, 2018, 2017 and 2016 were as follows (dollars in thousands):

	2018		2017		2016
	Shares	Cost	Shares	Cost	Shares	Cost
Treasury shares at beginning of period	43,802,611	$918,711	43,392,617	$911,094	43,207,240	$907,045
Purchases pursuant to stock buyback program	9,331,131	150,497	5,503	109	8,488	183
Acquisitions pursuant to long-term incentive plan	567,354	11,240	404,491	7,508	176,889	3,866
Treasury shares at end of period	53,701,096	$1,080,448	43,802,611	$918,711	43,392,617	$911,094

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

The 2014 Plan was originally approved by the Company’s stockholders effective as of April 17, 2014, and the Board of Directors adopted a resolution that no future grants would be made under any of the Company’s other previously existing plans.  On June 29, 2017, the Company’s stockholders approved the amendment and restatement of the 2014 Plan (the “Amended and Restated Plan”) to increase the number of shares available under the plan to 10,049,156 shares.  The aggregate number of shares of the Company’s common stock authorized for grant under the Amended and Restated Plan is 18.9 million, which includes 9.1 million shares previously authorized under the 2014 Plan.  The Company’s share-based compensation plans at December 31, 2018 are as follows:

	Shares	Shares Underlying	Shares
	Authorized	Awards	Available
Plan Name	for Grant	Outstanding	for Grant
Amended and Restated Plan	18,900,000	6,203,695	2,471,800
Patterson-UTI Energy, Inc. 2005 Long-Term Incentive Plan, as amended	—	3,268,500	—

A summary of the Amended and Restated Plan follows:

•	The Compensation Committee of the Board of Directors administers the plan other than the awards to directors.
•	All employees, officers and directors are eligible for awards.
•	The Compensation Committee determines the vesting schedule for awards. Awards typically vest over one year for non-employee directors and three years for employees.
•	The Compensation Committee sets the term of awards and no option term can exceed 10 years.
•	All options granted under the plan are granted with an exercise price equal to or greater than the fair market value of the Company’s common stock at the time the option is granted.
•

The plan provides for awards of incentive stock options, non-incentive stock options, tandem and freestanding stock appreciation rights, restricted stock awards, other stock unit awards, performance share awards, performance unit awards and dividend equivalents.  As of December 31, 2018, non-incentive stock options, restricted stock awards, restricted stock units and performance unit awards had been granted under the plan.

Options granted under the Patterson-UTI Energy, Inc. 2005 Long-Term Incentive Plan (the “2005 Plan”) typically vested over one year for non-employee directors and three years for employees.  All options were granted with an exercise price equal to the fair market value of the related common stock at the time of grant.

Stock Options—The Company estimates the grant date fair values of stock options using the Black-Scholes-Merton valuation model.  Volatility assumptions are based on the historic volatility of the Company’s common stock over the most recent period equal to the expected term of the options as of the date the options are granted.  The expected term assumptions are based on the Company’s experience with respect to employee stock option activity.  Dividend yield assumptions are based on the expected dividends at the time the options are granted.  The risk-free interest rate assumptions are determined by reference to United States Treasury yields.  No options were granted during the years ended December 31, 2018 or 2017.  Weighted-average assumptions used to estimate grant date fair values for stock options granted during the year ended December 31, 2016 is as follows:

2016
Volatility	35.11%
Expected term (in years)	5.00
Dividend yield	2.05%
Risk-free interest rate	1.40%

Stock option activity for the year ended December 31, 2018 follows:

		Weighted-average
	Shares	exercise price
Outstanding at beginning of year	6,037,150	$20.35
Exercised	(40,000)	$12.12
Expired	(496,000)	$29.01
Outstanding at end of year	5,501,150	$19.63
Exercisable at end of year	5,362,269	$19.66

Options outstanding at December 31, 2018 have no intrinsic value and a weighted-average remaining contractual term of 4.05 years.  Options exercisable at December 31, 2018 have no intrinsic value and a weighted-average remaining contractual term of 3.96 years. Additional information with respect to options granted, vested and exercised during the years ended December 31, 2018, 2017 and 2016 follows:

	2018	2017	2016
Weighted-average grant date fair value of stock options granted (per share)	NA	NA	$4.90
Aggregate grant date fair value of stock options vested during the year (in thousands)	$1,954	$4,565	$4,729
Aggregate intrinsic value of stock options exercised (in thousands)	$—	$209	$366

As of December 31, 2018, options to purchase 138,881 shares were outstanding and not vested.  All of these non-vested options are expected to ultimately vest. Additional information as of December 31, 2018 with respect to these non-vested options follows:

Aggregate intrinsic value	$—
Weighted-average remaining contractual term	7.45 years
Weighted-average remaining expected term	2.45 years
Weighted-average remaining vesting period	1.09 years
Unrecognized compensation cost (in thousands)	$673

Restricted Stock—For all restricted stock awards made to date, shares of common stock were issued when the awards were made.  Non-vested shares are subject to forfeiture for failure to fulfill service conditions and, in certain cases, performance conditions.  Non-forfeitable dividends are paid on non-vested shares of restricted stock.  The Company uses the straight-line method to recognize periodic compensation cost over the vesting period.

Restricted stock activity for the year ended December 31, 2018 follows:

		Weighted-
		average Grant
	Shares	Date Fair Value
Non-vested restricted stock outstanding at beginning of year	1,530,338	$21.41
Vested	(1,085,743)	$21.41
Forfeited	(8,371)	$21.60
Non-vested restricted stock outstanding at end of year	436,224	$21.41

As of December 31, 2018, approximately 423,000 million shares of non-vested restricted stock outstanding are expected to vest.  Additional information as of December 31, 2018 with respect to these non-vested shares follows:

Aggregate intrinsic value	$4.4 million
Weighted-average remaining vesting period	1 year
Unrecognized compensation cost	$6.9 million

Restricted Stock Units—For all restricted stock unit awards made to date, shares of common stock are not issued until the units vest.  Restricted stock units are subject to forfeiture for failure to fulfill service conditions and, in certain cases, performance conditions.  Forfeitable dividend equivalents are accrued on certain restricted stock units that will be paid upon vesting.  The Company uses the straight-line method to recognize periodic compensation cost over the vesting period.

Restricted stock unit activity for the year ended December 31, 2018 follows:

			Weighted-average
	Time	Performance	Grant Date Fair
	Based	Based	Value
Non-vested restricted stock units outstanding at beginning of year	1,223,273	114,000	$19.80
Granted	1,726,865	—	$19.15
Granted in connection with acquisitions	204,222	359,315	$16.99
Vested (1)	(413,858)	(38,000)	$19.65
Forfeited	(137,894)	—	$19.43
Non-vested restricted stock units outstanding at end of year	2,602,608	435,315	$18.95

(1)	All of the performance-based restricted stock units that vested during 2018 were granted in 2017.

As of December 31, 2018, approximately 2.9 million non-vested restricted stock units outstanding are expected to vest.  Additional information as of December 31, 2018 with respect to these non-vested restricted stock units follows:

Aggregate intrinsic value	$29.7 million
Weighted-average remaining vesting period	2.3 year
Unrecognized compensation cost	$44.2 million

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

The total target number of shares with respect to the Performance Units for the years 2013-2018 is set forth below:

	2018	2017	2016	2015	2014	2013
	Performance	Performance	Performance	Performance	Performance	Performance
	Unit Awards	Unit Awards	Unit Awards	Unit Awards	Unit Awards	Unit Awards
Target number of shares	310,700	186,198	185,000	190,600	154,000	236,500

  As noted above, there was no payout under the 2013 Performance Units.  The 2014 Performance Units settled with a negative total shareholder return, so there was no payout under such Performance Units.  In April 2018, 381,200 shares were issued to settle the 2015 Performance Units.  The Performance Units granted in 2016, 2017, and 2018 have not reached the end of their respective performance periods.

Because the Performance Units are share-settled awards, they are accounted for as equity awards and measured at fair value on the date of grant using a Monte Carlo simulation model. The fair value of the Performance Units is set forth below (in thousands):

	2018	2017	2016	2015	2014	2013
	Performance	Performance	Performance	Performance	Performance	Performance
	Unit Awards	Unit Awards	Unit Awards	Unit Awards	Unit Awards	Unit Awards
Aggregate fair value at date of grant	$8,004	$5,780	$3,854	$4,052	$5,388	$5,564

These fair value amounts are charged to expense on a straight-line basis over the performance period. Compensation expense associated with the Performance Units is set forth below (in thousands):

	2018	2017	2016	2015	2014	2013
	Performance	Performance	Performance	Performance	Performance	Performance
	Unit Awards	Unit Awards	Unit Awards	Unit Awards	Unit Awards	Unit Awards
Year ended December 31, 2018	$2,001	$1,927	$1,285	$338	NA	NA
Year ended December 31, 2017	NA	$1,284	$1,285	$1,351	$449	NA
Year ended December 31, 2016	NA	NA	$963	$1,351	$1,796	$464

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

12. Leases

The Company incurred rent expense of $105.2 million, $48.9 million and $25.3 million for the years ended December 31, 2018, 2017 and 2016, respectively.  Rent expense is primarily related to short-term equipment rentals that are generally passed through to customers.

Future minimum rental payments required under operating leases having initial or remaining non-cancelable lease terms in excess of one year at December 31, 2018 are as follows (in thousands):

Year ending December 31,
2019	$11,408
2020	9,069
2021	6,543
2022	4,625
2023	2,663
Thereafter	6,552
Total	$40,860

13. Income Taxes

     Components of the income tax provision applicable to federal, state and foreign income taxes for the years ended December 31, 2018, 2017 and 2016 are as follows (in thousands):

	2018	2017	2016
Federal income tax benefit:
Current	$(3,954)	$(42)	$(24,777)
Deferred	(35,081)	(335,106)	(134,592)
	(39,035)	(335,148)	(159,369)
State income tax expense (benefit):
Current	1,704	(215)	(257)
Deferred	(11,147)	4,511	(14,163)
	(9,443)	4,296	(14,420)
Foreign income tax expense (benefit):
Current	(2,552)	(3,108)	(368)
Deferred	5,043	249	(3,405)
	2,491	(2,859)	(3,773)
Total income tax benefit:
Current	(4,802)	(3,365)	(25,402)
Deferred	(41,185)	(330,346)	(152,160)
Total income tax benefit:	$(45,987)	$(333,711)	$(177,562)

     The difference between the statutory federal income tax rate and the effective income tax rate for the years ended December 31, 2018, 2017 and 2016 is summarized as follows:

	2018	2017	2016
Statutory tax rate	21.0%	35.0%	35.0%
State income taxes - net of the federal income tax benefit	1.2	1.9	2.0
Goodwill impairment	(6.9)	—	—
Permanent differences	(0.6)	(1.3)	(0.1)
Tax effects of tax reform	(1.3)	66.7	—
Share-based payments	(0.1)	3.6	—
Acquisition related differences	—	(3.3)	—
Valuation allowance	(3.7)	—	—
State deferred tax remeasurement	2.3	—	—
Other differences, net	0.6	(0.8)	(1.1)
Effective tax rate	12.5%	101.8%	35.8%

     The effective tax rate decreased by approximately 89.3% to 12.5% for 2018 compared to 2017.  This was primarily due to Tax Reform, which resulted in a 66.7% increase in the 2017 effective tax rate due to the remeasurement of the U.S. deferred taxes and a 14% decrease in the 2018 effective tax rate due to the change in U.S. federal corporate tax rate. Also impacting the 2018 effective tax rate are certain goodwill impairment charges, which are not deductible for tax purposes, and valuation allowances being established against deferred tax assets in certain state and non-U.S. jurisdictions. The goodwill impairment and valuation allowances resulted in a 6.9% and 3.7% decrease in the effective tax rate, respectively. These decreases were partially offset by a 2.3% increase in the effective tax rate following the remeasurement of deferred tax assets and liabilities for state tax purposes.

     Tax Reform includes, among other things, a reduction of the U.S. federal corporate tax rate from 35% to 21% for tax years beginning 2018, a mandatory deemed repatriation tax on foreign earnings, repeal of the corporate alternative minimum tax, expensing of certain capital investments, and reducing the amount of executive pay that will be tax deductible. Tax Reform also makes fundamental changes to the taxation of multinational entities, including a shift from worldwide taxation with deferral to a hybrid territorial system, a minimum tax on certain low-taxed foreign earnings, and new measures to deter base erosion and promote export sales from the United States. For December 31, 2017, the Company recorded provisional amounts for certain enactment-date effects of Tax Reform by applying the guidance in Staff Accounting Bulletin 118 (“SAB 118”) because the Company had not yet completed its enactment-date accounting for these effects. In 2017, the Company recorded approximately $219 million of tax benefit related to the enactment-date effects of Tax Reform that related solely to adjusting deferred tax assets and liabilities to the new U.S. federal corporate tax rate at which they are expected to reverse. After the filing of the Company’s 2017 income tax returns in the fourth quarter of 2018, the Company completed its accounting for all of the enactment-date income tax effects of Tax Reform. As a result, the Company recognized $4.6 million of tax expense as an adjustment to the provisional amounts recorded at December 31, 2017 and included these adjustments as a component of income tax expense. The changes to 2017 enactment-date provisional amounts decreased the effective tax rate in 2018 by 1.3%.

     For Tax Reform, the one-time transition tax is based on the Company’s total post-1986 earnings and profits (“E&P”), the tax on which it previously deferred from U.S. income taxes under U.S. law. At December 31, 2017, the Company estimated an E&P deficit for each of its foreign subsidiaries and therefore did not record any additional taxes for the one-time transition tax. Upon further analysis of Tax Reform, along with notices and regulations issued and proposed by the U.S. Department of the Treasury and the Internal Revenue Service, the Company finalized its calculations of the transition tax liability for its 2017 income tax filings during the fourth quarter of 2018.  The final transition tax computation resulted in approximately $13.7 million of Section 965 income inclusion which was completely offset by 2017 net operating losses.

     At December 31, 2017, the Company remeasured its U.S. deferred tax assets and liabilities based on the tax rates at which they were expected to reverse in the future and recorded a provisional tax benefit of approximately $219 million. Upon further analysis of certain aspects of Tax Reform along with the filing of the Company’s 2017 income tax returns, the Company adjusted its December 31, 2017 provisional estimate on the remeasurement of U.S. deferred tax assets and liabilities by recording additional tax expense of $1.7 million, which is included as a component of income tax expense.

     Effective 2018, Tax Reform also subjects a U.S. shareholder to tax on global intangible low-taxed income (“GILTI”) earned by certain foreign subsidiaries. Guidance from the FASB allows an entity to make an accounting policy election to either recognize deferred taxes for temporary basis differences expected to reverse as GILTI in future years or to provide for the tax expense related to GILTI in the year the tax is incurred as a period expense only. The Company has elected to account for GILTI in the year the tax is incurred. In 2018, the Company was not subject to the tax imposed by the GILTI provisions.

     In addition to the introduction of GILTI, Tax Reform introduced a new provision called the base erosion and anti-abuse tax (“BEAT”), which is aimed at preventing or reducing U.S. tax base erosion. The BEAT provisions eliminate the deductions for certain base-erosion payments made to related foreign corporations and imposes a new minimum tax if greater than regular tax. In 2018, the Company was not subject to the minimum tax imposed by the BEAT provisions.

     Prior to Tax Reform, the Company had elected to permanently reinvest unremitted earnings in Canada effective January 1, 2010, and it intends to do so for the foreseeable future.  If the Company were to repatriate earnings, in the form of dividends or otherwise, it might be subject to certain income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable.

     The tax effect of significant temporary differences representing deferred tax assets and liabilities at December 31, 2018 and 2017 are as follows (in thousands):

	2018	2017
Deferred tax assets:
Net operating loss carryforwards	$324,389	$275,402
Tax credits	6,404	9,053
Expense associated with stock options and restricted stock	13,375	12,126
Workers' compensation allowance	19,900	19,323
Other	22,423	25,891
	386,491	341,795
Allowance to reduce deferred tax asset to expected realizable value	(13,232)	—
Total deferred tax assets	373,259	341,795
Deferred tax liabilities:
Property and equipment basis difference	(669,196)	(678,093)
Other	(10,224)	(10,663)
Total deferred tax liabilities	(679,420)	(688,756)
Net deferred tax liability	$(306,161)	$(346,961)

     In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized, and necessary allowances are provided. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The Company considers carryback availability, the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. In 2018, the Company recorded $13.2 million of valuation allowances against its net deferred tax assets, with $4.9 million relating to certain state jurisdictions, $8.1 million relating to a Canadian subsidiary and $0.2 million relating to operations outside of North America. These valuation allowances were recorded due to a change in judgment as to the realizability of these assets in future tax years.

     For income tax purposes, the Company has approximately $1.3 billion of gross federal net operating losses, approximately $24.7 million of gross Canadian net operating losses and approximately $735 million of post-apportionment state net operating losses as of December 31, 2018, before valuation allowances. The majority of Federal net operating losses will expire in varying amounts, if unused, between 2034 and 2037.  Federal net operating losses generated in 2018 can be carried forward indefinitely.  Canadian net operating losses will expire in varying amounts, if unused, between 2036 and 2038. State net operating losses will expire in varying amounts, if unused, between 2023 and 2038.

     As of December 31, 2018, the Company had no unrecognized tax benefits. The Company has established a policy to account for interest and penalties related to uncertain income tax positions as operating expenses. As of December 31, 2018, the tax years ended December 31, 2013 through December 31, 2017 are open for examination by U.S. taxing authorities. As of December 31, 2018, the tax years ended December 31, 2012 through December 31, 2017 are open for examination by Canadian taxing authorities.

14. Earnings Per Share

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

The following table presents information necessary to calculate net income (loss) per share for the years ended December 31, 2018, 2017 and 2016, as well as potentially dilutive securities excluded from the weighted average number of diluted common shares outstanding because their inclusion would have been anti-dilutive (in thousands, except per share amounts):

	2018	2017	2016
BASIC EPS:
Net income (loss)	$(321,421)	$5,910	$(318,634)
Adjust for (income) loss attributed to holders of non-vested restricted stock	—	(170)	—
Income (loss) attributed to common stockholders	$(321,421)	$5,740	$(318,634)

Weighted average number of common shares outstanding, excluding non-vested shares of restricted stock	218,643	198,447	146,178

Basic net income (loss) per common share	$(1.47)	$0.03	$(2.18)

DILUTED EPS:
Income (loss) attributed to common stockholders	$(321,421)	$5,740	$(318,634)

Weighted average number of common shares outstanding, excluding non-vested shares of restricted stock	218,643	198,447	146,178
Add dilutive effect of potential common shares	—	1,435	—
Weighted average number of diluted common shares outstanding	218,643	199,882	146,178

Diluted net income (loss) per common share	$(1.47)	$0.03	$(2.18)

Potentially dilutive securities excluded as anti-dilutive	9,762	3,289	9,057

15. Employee Benefits

The Company maintains a 401(k) plan for all eligible employees.  The Company’s operating results include expenses of approximately $14.3 million in 2018, $8.7 million in 2017 and $4.4 million in 2016 for the Company’s contributions to the plan.

16. Business Segments

At December 31, 2018, the Company had three reportable business segments: (i) contract drilling of oil and natural gas wells, (ii) pressure pumping services and (iii) directional drilling services.  Each of these segments represents a distinct type of business and has a separate management team that reports to the Company’s chief operating decision maker.  The results of operations in these segments are regularly reviewed by the chief operating decision maker for purposes of determining resource allocation and assessing performance.

Contract Drilling — The Company markets its contract drilling services to major and independent oil and natural gas operators.  As of December 31, 2018, the Company had 252 marketed land-based drilling rigs in the continental United States and western Canada.

For the years ended December 31, 2018, 2017 and, 2016, contract drilling revenue earned in Canada was $9.3 million, $13.7 million and $15.6 million, respectively.  Additionally, long-lived assets within the contract drilling segment located in Canada totaled $26.2 million and $52.0 million as of December 31, 2018 and 2017, respectively.

Pressure Pumping — The Company provides pressure pumping services to oil and natural gas operators primarily in Texas and the Mid-Continent and Appalachian regions.  Substantially all of the revenue in the pressure pumping segment is from well stimulation services (such as hydraulic fracturing) for the completion of new wells and remedial work on existing wells.  Well stimulation involves processes inside a well designed to enhance the flow of oil, natural gas, or other desired substances from the well.  The Company also provides cementing services through its pressure pumping segment. Cementing is the process of inserting material between the wall of the well bore and the casing to support and stabilize the casing.

Directional Drilling — The Company provides a comprehensive suite of directional drilling services in most major producing onshore oil and gas basins in the United States. Substantially all of the revenue in the directional drilling segment is from directional drilling, downhole performance motors and measurement-while-drilling services, which are sold as a bundle.

Major Customer — During 2018 and 2017, no single customer accounted for more than 10% of the Company’s consolidated operating revenues.  During 2016, one customer accounted for approximately $124 million or 14% of the Company’s consolidated operating revenues.  These revenues in 2016 were earned in both the Company’s contract drilling and pressure pumping businesses.

The following tables summarize selected financial information relating to the Company’s business segments (in thousands):

	Year Ended December 31,
	2018	2017	2016
Revenues:
Contract drilling	$1,432,012	$1,041,492	$544,196
Pressure pumping	1,573,396	1,200,311	354,070
Directional drilling	209,275	45,580	—
Other operations (1)	131,028	76,781	18,299
Elimination of intercompany revenues (2)	(18,714)	(7,480)	(699)
Total revenues	$3,326,997	$2,356,684	$915,866

Income (loss) before income taxes:
Contract drilling	$(33,115)	$(171,897)	$(235,858)
Pressure pumping	(77,328)	21,028	(176,628)
Directional drilling	(117,497)	(21)	—
Other operations	(18,221)	(20,813)	(3,391)
Corporate	(93,585)	(152,792)	(54,672)
Other operating income, net (3)	17,569	31,957	14,323
Interest income	5,597	1,866	327
Interest expense	(51,578)	(37,472)	(40,366)
Other	750	343	69
Loss before income taxes	$(367,408)	$(327,801)	$(496,196)

Identifiable assets:
Contract drilling	$3,817,638	$3,931,994	$3,032,819
Pressure pumping	921,237	1,209,424	653,630
Directional drilling	239,341	301,275	—
Other operations	177,374	172,094	48,885
Corporate (4)	314,276	144,069	36,957
Total assets	$5,469,866	$5,758,856	$3,772,291

Depreciation, depletion, amortization and impairment:
Contract drilling	$571,607	$538,891	$467,974
Pressure pumping	250,010	198,006	184,872
Directional drilling	45,317	9,347	—
Other operations	41,512	29,402	10,114
Corporate	7,872	7,695	5,474
Total depreciation, depletion, amortization and impairment	$916,318	$783,341	$668,434

Capital expenditures:
Contract drilling	$394,595	$354,425	$72,508
Pressure pumping	173,848	171,436	39,584
Directional drilling	35,929	7,795	—
Other operations	34,660	31,547	6,116
Corporate	2,426	1,884	1,591
Total capital expenditures	$641,458	$567,087	$119,799

(1)

Other operations includes the Company’s oilfield rentals business, pipe handling components and related technology business, the electrical controls and automation business, the oil and natural gas working interests and the Middle East/North Africa activities.

(2)

In 2018 and 2017, intercompany revenues consists of contract drilling and revenues from other operations for services provided to contract drilling, pressure pumping and within other operations. In 2016, intercompany revenues consists of contract drilling and revenues within other operations.

(3)

Other operating income (expense), net includes net gains or losses associated with the disposal of assets relate to corporate strategy decisions of the executive management group.  Accordingly, the related gains or losses have been separately presented and excluded from the results of specific segments. This caption also includes expenses related to certain legal-related expenses and settlements, net of insurance reimbursements and certain research and development expenses.

(4)	Corporate assets primarily include cash on hand and certain property and equipment.

17. Concentrations of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of demand deposits, temporary cash investments and trade receivables.

The Company believes it has placed its demand deposits and temporary cash investments with high credit-quality financial institutions.  At December 31, 2018 and 2017, the Company’s demand deposits and temporary cash investments consisted of the following (in thousands):

	2018	2017
Deposits in FDIC and SIPC-insured institutions under insurance limits	$191,457	$13,860
Deposits in FDIC and SIPC-insured institutions over insurance limits	38,425	106,849
Deposits in foreign banks	22,698	21,479
	252,580	142,188
Less outstanding checks and other reconciling items	(7,551)	(99,360)
Cash and cash equivalents	$245,029	$42,828

Concentrations of credit risk with respect to trade receivables are primarily focused on companies involved in the exploration and development of oil and natural gas properties.  The concentration is somewhat mitigated by the diversification of customers for which the Company provides services.  As is general industry practice, the Company typically does not require customers to provide collateral.  No significant losses from individual customers were experienced during the years ended December 31, 2018, 2017 or 2016.  No expense for bad debts was recognized in 2018, 2017 or 2016.

18. Fair Values of Financial Instruments

The carrying values of cash and cash equivalents, trade receivables and accounts payable approximate fair value due to the short-term maturity of these items.  These fair value estimates are considered Level 1 fair value estimates in the fair value hierarchy of fair value accounting.

The estimated fair value of the Company’s outstanding debt balances as of December 31, 2018 and 2017 is set forth below (in thousands):

	December 31, 2018		December 31, 2017
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Borrowings under Credit Agreement:
Revolving credit facility	$—	$—	$268,000	$268,000
3.95% Senior Notes	525,000	482,488	—	—
4.97% Series A Senior Notes	300,000	300,043	300,000	303,966
4.27% Series B Senior Notes	300,000	293,900	300,000	295,616
Total debt	$1,125,000	$1,076,431	$868,000	$867,582

The carrying value of the balances outstanding under the revolving credit facility approximates its fair values as this instrument has floating interest rates. The fair value of the 3.95% Senior Notes at December 31, 2018 is based on discounted cash flows associated with the notes using the market rate of interest at December 31, 2018 of 5.07%.  The fair value estimate of the 3.95% Senior Notes is considered a Level 1 fair value estimate in the fair value hierarchy of fair value accounting. The fair values of the Series A Notes and Series B Notes at December 31, 2018 and 2017 are based on discounted cash flows associated with the respective notes using current market rates of interest at those respective dates.  For the Series A Notes, the current market rates used in measuring this fair value were 4.97% at December 31, 2018 and 4.46% at December 31, 2017.  For the Series B Notes, the current market rates used in measuring this fair value were 4.92% at December 31, 2018 and 4.64% at December 31, 2017.  These fair value estimates are based on observable market inputs and are considered Level 2 fair value estimates in the fair value hierarchy of fair value accounting.

19. Quarterly Financial Information (in thousands, except per share amounts) (unaudited)

	1st	2nd	3rd	4th
	Quarter	Quarter	Quarter	Quarter
2018
Operating revenues	$809,164	$854,418	$867,478	$795,937
Operating loss	(22,102)	(9,004)	(80,281)	(210,790)
Net loss	(34,417)	(10,713)	(75,042)	(201,249)
Net loss per common share:
Basic	$(0.16)	$(0.05)	$(0.34)	$(0.93)
Diluted	$(0.16)	$(0.05)	$(0.34)	$(0.93)

2017
Operating revenues	$305,175	$579,186	$684,989	$787,334
Operating loss	(92,639)	(140,236)	(38,016)	(21,647)
Net income (loss)	(63,539)	(92,184)	(33,769)	195,402
Net income (loss) per common share:
Basic	$(0.40)	$(0.46)	$(0.16)	$0.88
Diluted	$(0.40)	$(0.46)	$(0.16)	$0.88

PATTERSON-UTI ENERGY, INC. AND SUBSIDIARIES

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

		Charged to
	Beginning	Costs and		Ending
Description	Balance	Expenses	Deductions (1)	Balance
	(In thousands)
Year Ended December 31, 2018
Deducted from asset accounts:
Allowance for doubtful accounts	$2,323	$—	$(11)	$2,312
Year Ended December 31, 2017
Deducted from asset accounts:
Allowance for doubtful accounts	$3,191	$—	$(868)	$2,323
Year Ended December 31, 2016
Deducted from asset accounts:
Allowance for doubtful accounts	$3,545	$—	$(354)	$3,191

(1)	Consists of uncollectible accounts written off.

S-1

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Patterson-UTI Energy, Inc. has duly caused this Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

PATTERSON-UTI ENERGY, INC.

By:	/s/ William Andrew Hendricks, Jr.
William Andrew Hendricks, Jr.
President and Chief Executive Officer

Date: February 13, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on Form 10-K has been signed by the following persons on behalf of Patterson-UTI Energy, Inc. and in the capacities indicated as of February 13, 2019.

Signature	Title

/s/ Mark S. Siegel	Chairman of the Board
Mark S. Siegel

/s/ William Andrew Hendricks, Jr.	President, Chief Executive Officer
William Andrew Hendricks, Jr.	and Director
(Principal Executive Officer)

/s/ C. Andrew Smith	Executive Vice President and
C. Andrew Smith	Chief Financial Officer
(Principal Financial and Accounting Officer)

/s/ Charles O. Buckner	Director
Charles O. Buckner

/s/ Tiffany Thom Cepak	Director
Tiffany Thom Cepak

/s/ Michael W. Conlon	Director
Michael W. Conlon

/s/ Curtis W. Huff	Director
Curtis W. Huff

/s/ Terry H. Hunt	Director
Terry H. Hunt

/s/ Janeen S. Judah	Director
Janeen S. Judah

S-2