Form 10-Q
period 2019-03-31
PATTERSON UTI ENERGY INC
filed 2019-04-29
CIK 889900

38*523000"

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

or

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

208,542,994 shares of common stock, $0.01 par value, as of April 25, 2019

PATTERSON-UTI ENERGY, INC. AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION

ITEM 1. Financial Statements

The following unaudited condensed consolidated financial statements include all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented.

PATTERSON-UTI ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited, in thousands, except share data)

	March 31,	December 31,
	2019	2018
ASSETS
Current assets:
Cash and cash equivalents	$248,901	$245,029
Accounts receivable, net of allowance for doubtful accounts of $2,307 and $2,312 at March 31, 2019 and December 31, 2018, respectively	547,993	558,817
Federal and state income taxes receivable	4,083	4,110
Inventory	65,871	65,579
Other	60,883	76,662
Total current assets	927,731	950,197
Property and equipment, net	3,898,518	4,002,549
Right of use asset	28,405	—
Goodwill and intangible assets	476,078	477,640
Deposits on equipment purchases	10,505	12,040
Other	26,515	27,440
Total assets	$5,367,752	$5,469,866
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$260,378	$288,962
Federal and state income taxes payable	1,367	1,408
Accrued expenses	240,196	235,946
Lease liability	9,217	-
Total current liabilities	511,158	526,316
Long-term lease liability	23,903	—
Long-term debt, net of debt discount and issuance costs of $5,574 and $5,795 at March 31, 2019 and December 31, 2018, respectively	1,119,426	1,119,205
Deferred tax liabilities, net	299,557	306,161
Other	10,339	12,761
Total liabilities	1,964,383	1,964,443
Commitments and contingencies (see Note 10)
Stockholders' equity:
Preferred stock, par value $.01; authorized 1,000,000 shares, no shares issued	—	—
Common stock, par value $.01; authorized 400,000,000 shares with 267,353,108 and 267,315,526 issued and 208,243,640 and 213,614,430 outstanding at March 31, 2019 and December 31, 2018, respectively	2,673	2,673
Additional paid-in capital	2,836,492	2,827,154
Retained earnings	1,716,334	1,753,557
Accumulated other comprehensive income	3,431	2,487
Treasury stock, at cost, 59,109,468 and 53,701,096 shares at March 31, 2019 and December 31, 2018, respectively	(1,155,561)	(1,080,448)
Total stockholders' equity	3,403,369	3,505,423
Total liabilities and stockholders' equity	$5,367,752	$5,469,866

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PATTERSON-UTI ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited, in thousands, except per share data)

	Three Months Ended
	March 31,
	2019	2018
Operating revenues:
Contract drilling	$372,392	$327,803
Pressure pumping	247,601	406,784
Directional drilling	52,959	48,616
Other	31,219	25,961
Total operating revenues	704,171	809,164
Operating costs and expenses:
Contract drilling	219,202	212,583
Pressure pumping	202,748	320,970
Directional drilling	45,602	37,689
Other	21,773	17,745
Depreciation, depletion, amortization and impairment	214,410	209,892
Selling, general and administrative	32,555	32,817
Merger and integration expenses	—	1,991
Other operating income, net	(8,736)	(2,421)
Total operating costs and expenses	727,554	831,266
Operating loss	(23,383)	(22,102)

Other income (expense):
Interest income	1,032	1,423
Interest expense, net of amount capitalized	(12,984)	(13,625)
Other	117	169
Total other expense	(11,835)	(12,033)

Loss before income taxes	(35,218)	(34,135)

Income tax expense (benefit)	(6,604)	282

Net loss	$(28,614)	$(34,417)

Net loss per common share:
Basic	$(0.14)	$(0.16)
Diluted	$(0.14)	$(0.16)

Weighted average number of common shares outstanding:
Basic	211,868	220,783
Diluted	211,868	220,783
Cash dividends per common share	$0.04	$0.02

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PATTERSON-UTI ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(unaudited, in thousands)

	Three Months Ended
	March 31,
	2019	2018
Net loss	$(28,614)	$(34,417)
Other comprehensive income (loss), net of taxes of $0 for all periods:
Foreign currency translation adjustment	944	(1,984)
Total comprehensive loss	$(27,670)	$(36,401)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PATTERSON-UTI ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(unaudited, in thousands)

					Accumulated
	Common Stock		Additional		Other
	Number of		Paid-in	Retained	Comprehensive	Treasury
	Shares	Amount	Capital	Earnings	Income (Loss)	Stock	Total
Balance, December 31, 2018	267,316	$2,673	$2,827,154	$1,753,557	$2,487	$(1,080,448)	$3,505,423
Net loss	—	—	—	(28,614)	—	—	(28,614)
Foreign currency translation adjustment	—	—	—	—	944	—	944
Vesting of restricted stock units	38	—	—	—	—	—	—
Forfeitures of restricted stock	(1)	—	—	—	—	—	—
Stock-based compensation	—	—	9,338	—	—	—	9,338
Payment of cash dividends	—	—	—	(8,499)	—	—	(8,499)
Dividend equivalents	—	—	—	(110)	—	—	(110)
Purchase of treasury stock	—	—	—	—	—	(75,113)	(75,113)
Balance, March 31, 2019	267,353	$2,673	$2,836,492	$1,716,334	$3,431	$(1,155,561)	$3,403,369

					Accumulated
	Common Stock		Additional		Other
	Number of		Paid-in	Retained	Comprehensive	Treasury
	Shares	Amount	Capital	Earnings	Income (Loss)	Stock	Total
Balance, December 31, 2017	266,259	$2,662	$2,785,823	$2,105,897	$6,822	$(918,711)	$3,982,493
Net loss	—	—	—	(34,417)	—	—	(34,417)
Foreign currency translation adjustment	—	—	—	—	(1,984)	—	(1,984)
Exercise of stock options	40	1	484	—	—	—	485
Stock-based compensation	—	—	9,365	—	—	—	9,365
Payment of cash dividends	—	—	—	(4,443)	—	—	(4,443)
Dividend equivalents	—	—	—	(30)	—	—	(30)
Purchase of treasury stock	—	—	—	—	—	(16,928)	(16,928)
Balance, March 31, 2018	266,299	$2,663	$2,795,672	$2,067,007	$4,838	$(935,639)	$3,934,541

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PATTERSON-UTI ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Three Months Ended
	March 31,
	2019	2018
Cash flows from operating activities:
Net loss	$(28,614)	$(34,417)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, depletion, amortization and impairment	214,410	209,892
Dry holes and abandonments	21	96
Deferred income tax expense (benefit)	(6,604)	282
Stock-based compensation expense	9,338	9,365
Net gain on asset disposals	(6,545)	(10,410)
Amortization of debt discount and issuance costs	221	170
Changes in operating assets and liabilities:
Accounts receivable	10,929	(16,468)
Income taxes receivable/payable	(14)	19
Inventory and other assets	6,592	2,709
Accounts payable	(17,858)	(22,514)
Accrued expenses	2,871	11,174
Other liabilities	(915)	67
Net cash provided by operating activities	183,832	149,965
Cash flows from investing activities:
Acquisitions, net of cash acquired	(13)	(3,800)
Purchases of property and equipment	(118,341)	(122,921)
Proceeds from disposal of assets and insurance claims	22,054	10,294
Net cash used in investing activities	(96,300)	(116,427)
Cash flows from financing activities:
Purchases of treasury stock	(75,113)	(16,928)
Proceeds from exercise of options	—	485
Dividends paid	(8,499)	(4,443)
Debt issuance costs	—	(4,198)
Proceeds from long-term debt	—	521,194
Proceeds from borrowings under revolving credit facility	—	79,000
Repayment of borrowings under revolving credit facility	—	(347,000)
Net cash provided by financing activities	(83,612)	228,110
Effect of foreign exchange rate changes on cash	(48)	(225)
Net increase in cash and cash equivalents	3,872	261,423
Cash and cash equivalents at beginning of period	245,029	42,828
Cash and cash equivalents at end of period	$248,901	$304,251
Supplemental disclosure of cash flow information:
Net cash (paid) received during the period for:
Interest, net of capitalized interest of $257 in 2019 and $340 in 2018	$(10,689)	$(2,206)
Income taxes	(15)	21
Non-cash investing and financing activities:
Receivable from property and equipment insurance	$—	$15,000
Net increase (decrease) in payables for purchases of property and equipment	(10,764)	62,488
Net (increase) decrease in deposits on equipment purchases	1,535	(2,294)

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

The unaudited interim condensed consolidated financial statements have been prepared by management of the Company pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been omitted pursuant to such rules and regulations, although the Company believes the disclosures included either on the face of the financial statements or herein are sufficient to make the information presented not misleading. In the opinion of management, all recurring adjustments considered necessary for a fair statement of the information in conformity with U.S. GAAP have been included. The unaudited condensed consolidated balance sheet as of December 31, 2018, as presented herein, was derived from the audited consolidated balance sheet of the Company, but does not include all disclosures required by U.S. GAAP. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018. The results of operations for the three months ended March 31, 2019 are not necessarily indicative of the results to be expected for the full year.

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

In February 2016, the FASB issued an accounting standards update to provide guidance for the accounting for leasing transactions.  The standard requires the lessee to recognize a lease liability along with a right-of-use asset for all leases with a term longer than one year.  A lessee is permitted to make an accounting policy election by class of underlying asset to not recognize the lease liability and related right-of-use asset for leases with a term of one year or less.  The provisions of this standard also apply to situations where the Company is the lessor. The requirements in this update are effective during interim and annual periods beginning after December 15, 2018.  The Company adopted this new leasing guidance effective January 1, 2019 and expanded its consolidated financial statement disclosures in order to comply with the update (See Note 4).

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

In March 2018, the FASB issued an accounting standards update to update the income tax accounting in U.S. GAAP to reflect the SEC interpretive guidance released on December 22, 2017, when significant U.S. tax law changes were enacted with the enactment of “H.R.1,” also known as the “Tax Cuts and Jobs Act” (“U.S. Tax Reform”).  The adoption of this update in March 2018 did not have a material impact on the Company’s consolidated financial statements, as the Company was already following the SEC guidance.  See Note 13 for additional information.

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

2. Acquisitions

Superior QC, LLC (“Superior QC”)

On February 20, 2018, the Company acquired the business of Superior QC, including its assets and intellectual property.  Superior QC is a provider of software and services used to improve the statistical accuracy of horizontal wellbore placement.  Superior QC’s measurement while drilling (MWD) survey fault detection, isolation and recovery (FDIR) service is a data analytics technology to analyze MWD survey data in real-time and more accurately identify the position of a well.  This acquisition was not material to the Company’s consolidated financial statements.

Current Power Solutions, Inc. (“Current Power”)

On October 25, 2018, the Company acquired Current Power. Current Power is a provider of electrical controls and automation to the energy, marine and mining industries.  This acquisition was not material to the Company’s consolidated financial statements.

3. Revenues

ASC Topic 606 Revenue from Contracts with Customers

The Company’s contracts with customers include both long-term and short-term contracts.  Services that primarily generate revenue earned for the Company include the operating business segments of contract drilling, pressure pumping and directional drilling that comprise the Company’s reportable segments.  The Company also derives revenues from its other operations which include the Company’s operating business segments of oilfield rentals, oilfield technology, electrical controls and automation, and oil and natural gas working interests.  For more information on the Company’s business segments, including disaggregated revenue recognized from contracts with customers, see Note 15.

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

Accounts receivable balances were $544 million and $554 million as of March 31, 2019 and December 31, 2018, respectively. These balances do not include amounts related to the Company’s oil and gas working interests as those contracts are excluded from Topic 606.  Accounts receivable balances are included in “Accounts Receivable” in the Condensed Consolidated Balance Sheets.

The Company does not have any significant contract asset balances, and as such, contract balances are not presented at the net amount at a contract level.  Contract liabilities include prepayments received from customers prior to the requested services being completed.  Once the services are complete and have been invoiced, the prepayment is applied against the customer’s account to offset the accounts receivable balance.  Also included in contract liabilities are payments received from customers for the initial mobilization of newly constructed or upgraded rigs that were moved on location to the initial well site.  These mobilization payments are allocated to the overall performance obligation and amortized over the initial term of the contract. During the three months ended March 31, 2019 and 2018, approximately $402,000 and $405,000, respectively, was amortized and recorded in drilling revenue.

Contract liability balances for customer prepayments were $6.8 million and $3.0 million as of March 31, 2019 and December 31, 2018, respectively.  Contract liability balances for deferred mobilization payments relating to newly constructed or upgraded rigs were $4.2 million and $4.6 million as of March 31, 2019 and December 31, 2018, respectively. Contract liability balances for customer prepayments are included in “Accounts Payable” and contract liability balances for deferred mobilization payments are included in “Accrued Liabilities” in the Condensed Consolidated Balance Sheets.

Contract Costs

Costs incurred for newly constructed or rig upgrades based on a contract with a customer are considered capital improvements and are capitalized to drilling equipment and depreciated over the estimated useful life of the asset.

4. Leases

     ASC Topic 842 Leases

     On January 1, 2019, the Company adopted the new lease guidance under Topic 842, Leases, using the modified retrospective approach to each lease that existed at the date of initial application as well as leases entered into after that date.  The Company has elected to report all leases at the beginning of the period of adoption and not restate its comparative periods.  This standard does not apply to leases to explore for or use minerals, oil, natural gas and similar non-regenerative resources, including the intangible right to explore for those natural resources and rights to use the land in which those natural resources are contained.

     The Company has entered into operating leases for operating locations, corporate offices and certain operating equipment.  These leases have remaining lease terms of 1 month to 9 years as of March 31, 2019.  Currently, the Company does not have any finance leases.  The Company has elected the short-term lease recognition practical expedient whereby right of use assets and lease liabilities are not recognized for leasing arrangements with an initial term of less than one year.

     Topic 842 requires that lessees and lessors discount lease payments at the lease commencement date using the rate implicit in the lease, if available, or the lessee’s incremental borrowing rate.  The Company uses the implicit rate when readily determinable.  If the implicit rate is not readily determinable, the Company uses its incremental borrowing rate based on the information available at the commencement date in the determination of the present value of future lease payments.

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

•

Lease and non-lease components: As a practical expedient, lease and non-lease components may be combined where the revenue recognition pattern is the same and where the lease component, when accounted for separately, would be considered an operating lease.  The Company’s contract drilling, pressure pumping and directional drilling contracts contain a lease component related to the underlying equipment utilized, in addition to the service component provided by the Company’s crews and expertise to operate the related equipment. The Company has concluded that the non-lease service of operating its equipment and providing expertise in the services provided to our customers is predominant in the Company’s drilling, pressure pumping and directional drilling contracts. With the election of this practical expedient, the Company will continue to present a single performance obligation for these contracts under the revenue guidance in ASC 606.

          Lease expense consisted of the following for the three months ended March 31, 2019 (in thousands):

Three Months Ended
March 31,
2019
Operating lease cost	$3,039
Short-term lease expense (1)	276
Total lease expense	$3,315
(1)	Short-term lease expense represents expense related to leases with a contract term of one year or less.

          Supplemental cash flow information related to leases for the three months ended March 31, 2019 is as follows (in thousands):

Three Months Ended
March 31,
2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$2,728

Right of use assets obtained in exchange for lease obligations:
Operating leases	$-

          Supplemental balance sheet information related to leases as of March 31, 2019 is as follows:

March 31,
2019
Weighted Average Remaining Lease Term:
Operating leases	5.0 years

Weighted Average Discount Rate:
Operating leases	4.4%

          Maturities of operating lease liabilities as of March 31, 2019 are as follows (in thousands):

Year ending December 31,
2019 (excluding the three months ended March 31, 2019)	$8,062
2020	9,188
2021	6,661
2022	4,622
2023	2,663
Thereafter	6,552
Total lease payments	37,748
Less imputed interest	(4,628)
Total	$33,120

          Maturities of operating lease liabilities as of December 31, 2018, as previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018, are as follows (in thousands):

Year ending December 31,
2019	$11,408
2020	9,069
2021	6,543
2022	4,625
2023	2,663
Thereafter	6,552
Total	$40,860

5. Inventory

Inventory consisted of the following at March 31, 2019 and December 31, 2018 (in thousands):

	March 31,	December 31,
	2019	2018
Finished goods	$602	$347
Work-in-process	6,088	6,375
Raw materials and supplies	59,181	58,857
Inventory	$65,871	$65,579

6. Property and Equipment

Property and equipment consisted of the following at March 31, 2019 and December 31, 2018 (in thousands):

	March 31,	December 31,
	2019	2018
Equipment	$8,392,658	$8,370,933
Oil and natural gas properties	221,782	219,855
Buildings	186,989	186,736
Land	26,898	26,144
Total property and equipment	8,828,327	8,803,668
Less accumulated depreciation, depletion and impairment	(4,929,809)	(4,801,119)
Property and equipment, net	$3,898,518	$4,002,549

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

The Company concluded that no triggering events occurred during the three months ended March 31, 2019 with respect to its asset groups based on the Company’s results of operations for the three months ended March 31, 2019, management’s expectations of operating results in future periods and the prevailing commodity prices at the time.

7. Goodwill and Intangible Assets

Goodwill — Goodwill by operating segment as of March 31, 2019 and changes for the three months then ended are as follows (in thousands):

	Contract	Other
	Drilling	Operations	Total
Balance at beginning of period	$395,060	15,696	$410,756
Changes to goodwill	—	2,104	2,104
Balance at end of period	$395,060	$17,800	$412,860

The goodwill reflected above has increased $2.1 million from the original Current Power purchase price allocation primarily as a result of a measurement period adjustment related to accrued liabilities.  There were no accumulated impairment losses related to goodwill in the contract drilling segment or other operations as of March 31, 2019 or December 31, 2018.

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

Intangible Assets — The following table presents the gross carrying amount and accumulated amortization of the intangible assets as of March 31, 2019 and December 31, 2018 (in thousands):

	March 31, 2019			December 31, 2018
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Customer relationships	$28,000	$(12,967)	15,033	$28,000	$(10,719)	$17,281
Developed technology	55,772	(7,927)	47,845	55,772	(6,533)	49,239
Favorable drilling contracts	-	-	-	22,500	(22,500)	-
Internal use software	482	(142)	340	482	(118)	364
	$84,254	$(21,036)	$63,218	$106,754	$(39,870)	$66,884

Amortization expense on intangible assets of approximately $3.7 million and $5.4 million was recorded in the three months ended March 31, 2019 and 2018, respectively.

8. Accrued Expenses

Accrued expenses consisted of the following at March 31, 2019 and December 31, 2018 (in thousands):

	March 31,	December 31,
	2019	2018
Salaries, wages, payroll taxes and benefits	$58,717	$58,160
Workers' compensation liability	82,537	83,772
Property, sales, use and other taxes	21,156	25,318
Insurance, other than workers' compensation	9,611	9,531
Accrued interest payable	17,806	15,774
Accrued merger and integration	1,890	2,403
Other	48,479	40,988
Total	$240,196	$235,946

9. Long Term Debt

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

The Credit Agreement is a committed senior unsecured revolving credit facility that permits aggregate borrowings of up to $600 million, including a letter of credit facility that, at any time outstanding, is limited to $150 million and a swing line facility that, at any time outstanding, is limited to $20 million.  Subject to customary conditions, the Company may request that the lenders’ aggregate commitments be increased by up to $300 million, not to exceed total commitments of $900 million.  The original maturity date under the Credit Agreement was March 27, 2023.  On March 26, 2019, the Company entered into Amendment No. 1 to Amended and Restated Credit Agreement (the “Amendment”), which amended the Credit Agreement to, among other things, extend the maturity date under the Credit Agreement from March 27, 2023 to March 27, 2024.  The Company has the option, subject to certain conditions, to exercise two one-year extensions of the maturity date.

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

As of March 31, 2019, the Company had no amounts outstanding under the revolving credit facility.  The Company had $81,000 in letters of credit outstanding under the revolving credit facility at March 31, 2019 and, as a result, had available borrowing capacity of approximately $600 million at that date.

2015 Reimbursement Agreement — On March 16, 2015, the Company entered into a Reimbursement Agreement (the “Reimbursement Agreement”) with The Bank of Nova Scotia (“Scotiabank”), pursuant to which the Company may from time to time request that Scotiabank issue an unspecified amount of letters of credit.  As of March 31, 2019, the Company had $51.4 million in letters of credit outstanding under the Reimbursement Agreement.

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

The respective note purchase agreements require compliance with two financial covenants. The Company must not permit its debt to capitalization ratio to exceed 50% at any time. The note purchase agreements generally define the debt to capitalization ratio as the ratio of (a) total borrowed money indebtedness to (b) the sum of such indebtedness plus consolidated net worth, with consolidated net worth determined as of the last day of the most recently ended fiscal quarter. The Company also must not permit its interest coverage ratio as of the last day of a fiscal quarter to be less than 2.50 to 1.00. The note purchase agreements generally define the interest coverage ratio as the ratio of EBITDA for the four prior fiscal quarters to interest charges for the same period. The Company was in compliance with these covenants at March 31, 2019.

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

Debt issuance costs –Debt issuance costs are deferred and recognized as interest expense over the term of the underlying debt.  Interest expense related to the amortization of debt issuance costs was approximately $351,000 and $938,000 for the three months ended March 31, 2019 and 2018, respectively.  Amortization of debt issuance costs for the three months ended March 31, 2018 includes $317,000 of debt issuance costs related to commitments by lenders under the Company’s previous credit agreement who did not participate in the 2018 Credit Agreement.

Presented below is a schedule of the principal repayment requirements of long-term debt as of March 31, 2019 (in thousands):

Year ending December 31,
2019	$—
2020	300,000
2021	—
2022	300,000
2023	—
Thereafter	525,000
Total	$1,125,000

10. Commitments and Contingencies

As of March 31, 2019, the Company maintained letters of credit in the aggregate amount of $51.4 million primarily for the benefit of various insurance companies as collateral for retrospective premiums and retained losses which could become payable under the terms of the underlying insurance contracts. These letters of credit expire annually at various times during the year and are typically renewed. As of March 31, 2019, no amounts had been drawn under the letters of credit.

As of March 31, 2019, the Company had commitments to purchase major equipment and make investments totaling approximately $89.9 million for its drilling, pressure pumping, directional drilling and oilfield rentals businesses.

The Company’s pressure pumping business has entered into agreements to purchase minimum quantities of proppants and chemicals from certain vendors. The agreements expire in years 2019 through 2023. As of March 31, 2019, the remaining obligation under these agreements was approximately $50 million, of which approximately $22.3 million relates to purchases required during the remainder of 2019. In the event the required minimum quantities are not purchased during any contract year, the Company could be required to make a liquidated damages payment to the respective vendor for any shortfall.

On January 22, 2018, an accident at a drilling site in Pittsburg County, Oklahoma resulted in the losses of life of five people, including three of the Company’s employees. Lawsuits have been filed in the District Court for Pittsburg County, Oklahoma in connection with the five individuals who lost their lives and one of the Company’s employees who was injured in the accident.  The lawsuits have been consolidated for discovery purposes under Cause No. CJ-2018-60 (the “Litigation”).  These lawsuits allege various causes of action against the Company including negligence, gross negligence, knowledge that injury or death was substantially certain, acting with purpose, recklessness, wrongful death and survival, and the plaintiffs seek an unspecified amount of damages, including punitive or exemplary damages, costs, interest, and other relief.  The Company has finalized settlement agreements with four of the plaintiffs who brought wrongful death lawsuits.  The Company disputes the plaintiffs’ allegations against the Company in the remaining lawsuits and intends to continue to defend itself vigorously.  Based on the information the Company has available as of the date of this Report, the Company believes that it has adequate insurance to cover the Litigation. However, if this accident is not fully covered by insurance or an enforceable and recoverable indemnity from a third party, it could have a material adverse effect on the Company’s business, financial condition, cash flows and results of operations.

The Company is party to various other legal proceedings arising in the normal course of its business.

The Company does not believe that the outcome of these proceedings, either individually or in the aggregate, will have a material adverse effect on its financial condition, cash flows or results of operations.

11. Stockholders’ Equity

Cash Dividends — The Company paid cash dividends during the three months ended March 31, 2019 and 2018 as follows:

2019:	Per Share	Total
		(in thousands)
Paid on March 21, 2019	$0.04	$8,499

2018:	Per Share	Total
		(in thousands)
Paid on March 22, 2018	$0.02	$4,443
Paid on June 21, 2018	0.04	8,832
Paid on September 20, 2018	0.04	8,685
Paid on December 20, 2018	0.04	8,629
Total cash dividends	$0.14	$30,589

On April 24, 2019, the Company’s Board of Directors approved a cash dividend on its common stock in the amount of $0.04 per share to be paid on June 20, 2019 to holders of record as of June 6, 2019. The amount and timing of all future dividend payments, if any, are subject to the discretion of the Board of Directors and will depend upon business conditions, results of operations, financial condition, terms of the Company’s debt agreements and other factors.

On September 6, 2013, the Company’s Board of Directors approved a stock buyback program that authorized purchases of up to $200 million of the Company’s common stock in open market or privately negotiated transactions. On July 25, 2018, the Company’s Board of Directors approved an increase of the authorization under the stock buyback program to allow for $250 million of future share repurchases.  On February 6, 2019, the Company’s Board of Directors approved another increase of the authorization under the stock buyback program to allow for $250 million of share repurchases.  All purchases executed to date have been through open market transactions.  Purchases under the program are made at management’s discretion, at prevailing prices, subject to market conditions and other factors. Purchases may be made at any time without prior notice.  There is no expiration date associated with the buyback program.  As of March 31, 2019, the Company had remaining authorization to purchase approximately $175 million of the Company’s outstanding common stock under the stock buyback program. Shares of stock purchased under the buyback program are held as treasury shares. The Company acquired shares of stock from employees during the first quarter that are accounted for as treasury stock. These shares were acquired to satisfy payroll withholding obligations upon the vesting of restricted shares and restricted stock units.  These shares were acquired at fair market value. These acquisitions were made pursuant to the terms of the Patterson-UTI Energy, Inc. Amended and Restated 2014 Long-Term Incentive Plan (the “2014 Plan”) and not pursuant to the stock buyback program.

Treasury stock acquisitions during the three months ended March 31, 2019 were as follows (dollars in thousands):

	Shares	Cost
Treasury shares at beginning of period	53,701,096	$1,080,448
Purchases pursuant to stock buyback program	5,408,132	75,110
Acquisitions pursuant to long-term incentive plan	240	3
Treasury shares at end of period	59,109,468	$1,155,561

12. Stock-based Compensation

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

Stock Options — The Company estimates the grant date fair values of stock options using the Black-Scholes-Merton valuation model.  Volatility assumptions are based on the historic volatility of the Company’s common stock over the most recent period equal to the expected term of the options as of the date such options are granted.  The expected term assumptions are based on the Company’s experience with respect to employee stock option activity.  Dividend yield assumptions are based on the expected dividends at the time the options are granted.  The risk-free interest rate assumptions are determined by reference to United States Treasury yields.  No options were granted during the three months ended March 31, 2019 or 2018.

Stock option activity from January 1, 2019 to March 31, 2019 follows:

		Weighted
		Average
	Underlying	Exercise Price
	Shares	Per Share
Outstanding at January 1, 2019	5,501,150	$19.63
Exercised	—	$-
Expired	—	$-
Outstanding at March 31, 2019	5,501,150	$19.63
Exercisable at March 31, 2019	5,432,679	$19.64

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

Restricted stock activity from January 1, 2019 to March 31, 2019 follows:

		Weighted
		Average Grant
		Date Fair Value
	Shares	Per Share
Non-vested restricted stock outstanding at January 1, 2019	436,224	$21.41
Vested	(64,494)	$20.61
Forfeited	(1,033)	$21.71
Non-vested restricted stock outstanding at March 31, 2019	370,697	$21.55

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

Restricted stock unit activity from January 1, 2019 to March 31, 2019 follows:

			Weighted
			Average Grant
	Time	Performance	Date Fair Value
	Based	Based	Per Share
Non-vested restricted stock units outstanding at January 1, 2019	2,602,608	435,315	$18.95
Granted	101,448	—	$10.35
Vested	(38,615)	—	$22.95
Forfeited	(46,738)	—	$19.23
Non-vested restricted stock units outstanding at March 31, 2019	2,618,703	435,315	$18.61

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

The total target number of shares with respect to the Performance Units for the awards granted in 2015-2018 is set forth below:

	2018	2017	2016	2015
	Performance	Performance	Performance	Performance
	Unit Awards	Unit Awards	Unit Awards	Unit Awards
Target number of shares	310,700	186,198	185,000	190,600

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

These fair value amounts are charged to expense on a straight-line basis over the performance period.  Compensation expense associated with the Performance Units is shown below (in thousands):

	2018	2017	2016	2015
	Performance	Performance	Performance	Performance
	Unit Awards	Unit Awards	Unit Awards	Unit Awards
Three months ended March 31, 2019	$667	$482	$321	NA
Three months ended March 31, 2018	NA	$482	$321	$338

13. Income Taxes

The Company’s effective income tax rate fluctuates from the U.S. statutory tax rate based on, among other factors, changes in pretax income in jurisdictions with varying statutory tax rates, impact of U.S. state and local taxes, and other differences related to the recognition of income and expense between U.S. GAAP and tax.

The Company’s effective income tax rate for the three months ended March 31, 2019 was 18.8%, compared with (.8)% for the three months ended March 31, 2018. The lower effective income tax rate for the three months ended March 31, 2018 was primarily attributable to changes in forecasted annual pretax income in the first quarter of 2018 as compared to the forecasted annual pretax income in the first quarter of 2019.  The Company also recorded a valuation allowance against the net deferred tax assets of a Canadian subsidiary of the Company due to a change in judgment as to the realizability of these assets in the first quarter of 2018.

The Company continues to monitor income tax developments in the United States and other countries where the Company operates.  In December 2017, the United States enacted U.S. Tax Reform, which materially impacted the consolidated financial statements by decreasing the U.S. corporate statutory tax rate, and significantly affecting future periods.  The Company expects several proposed U.S. Treasury regulations under U.S. Tax Reform that were issued during 2018 to be finalized during 2019, as well as additional regulations to be proposed and finalized during 2019.  The Company will incorporate into its future financial statements the impacts, if any, of these regulations and additional authoritative guidance when finalized.

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

The following table presents information necessary to calculate net loss per share for the three months ended March 31, 2019 and 2018 as well as potentially dilutive securities excluded from the weighted average number of diluted common shares outstanding because their inclusion would have been anti-dilutive (in thousands, except per share amounts):

	Three Months Ended
	March 31,
	2019	2018
BASIC EPS:
Net loss attributed to common stockholders	$(28,614)	$(34,417)
Weighted average number of common shares outstanding, excluding non-vested shares of restricted stock	211,868	220,783
Basic net loss per common share	$(0.14)	$(0.16)
DILUTED EPS:
Net loss attributed to common stockholders	$(28,614)	$(34,417)
Weighted average number of common shares outstanding, excluding non-vested shares of restricted stock	211,868	220,783
Add dilutive effect of potential common shares	—	—
Weighted average number of diluted common shares outstanding	211,868	220,783
Diluted net loss per common share	$(0.14)	$(0.16)
Potentially dilutive securities excluded as anti-dilutive	10,033	9,738

15. Business Segments

At March 31, 2019, the Company had three reportable business segments: (i) contract drilling of oil and natural gas wells, (ii) pressure pumping services and (iii) directional drilling services.  Each of these segments represents a distinct type of business and has a separate management team that reports to the Company’s chief operating decision maker.  The results of operations in these segments are regularly reviewed by the chief operating decision maker for purposes of determining resource allocation and assessing performance.

The following tables summarize selected financial information relating to the Company’s business segments (in thousands):

	Three Months Ended
	March 31,
	2019	2018
Revenues:
Contract drilling	$372,743	$328,153
Pressure pumping	247,601	406,784
Directional drilling	52,959	48,616
Other operations (1)	35,391	29,653
Elimination of intercompany revenues (2)	(4,523)	(4,042)
Total revenues	$704,171	$809,164

Income (loss) before income taxes:
Contract drilling	$21,217	$(17,103)
Pressure pumping	(18,768)	25,389
Directional drilling	(5,667)	(4,913)
Other operations	(5,204)	(4,089)
Corporate	(23,697)	(23,807)
Other operating income, net (3)	8,736	2,421
Interest income	1,032	1,423
Interest expense	(12,984)	(13,625)
Other	117	169
Loss before income taxes	$(35,218)	$(34,135)

Depreciation, depletion, amortization and impairment:
Contract drilling	$130,317	$130,917
Pressure pumping	60,135	56,522
Directional drilling	10,367	10,902
Other operations	11,788	9,314
Corporate	1,803	2,237
Total depreciation, depletion, amortization and impairment	$214,410	$209,892

Capital expenditures:
Contract drilling	$75,725	$75,247
Pressure pumping	31,400	24,923
Directional drilling	2,112	12,829
Other operations	7,773	9,396
Corporate	1,331	526
Total capital expenditures	$118,341	$122,921

	March 31,	December 31,
	2019	2018
Identifiable assets:
Contract drilling	$3,725,627	$3,817,638
Pressure pumping	894,357	921,237
Directional drilling	242,686	239,341
Other operations	179,584	177,374
Corporate (4)	325,498	314,276
Total assets	$5,367,752	$5,469,866
(1)

Other operations includes the Company’s oilfield rentals business, pipe handling components and related technology business, the electrical controls and automation business, the oil and natural gas working interests and Middle East/North Africa activities.

(2)	Intercompany revenues consists of contract drilling and revenues from other operations for services provided to contract drilling, pressure pumping and within other operations.
(3)

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

The estimated fair value of the Company’s outstanding debt balances as of March 31, 2019 and December 31, 2018 is set forth below (in thousands):

	March 31, 2019		December 31, 2018
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
3.95% Senior Notes	$525,000	$501,909	$525,000	$482,488
4.97% Series A Senior Notes	300,000	301,459	300,000	300,043
4.27% Series B Senior Notes	300,000	297,875	300,000	293,900
Total debt	$1,125,000	$1,101,243	$1,125,000	$1,076,431

The fair values of the 3.95% Senior Notes at March 31, 2019 and December 31, 2018 are based on discounted cash flows associated with the notes using the 4.65% market rate of interest at March 31, 2019 and the 5.07% market rate of interest at December 31, 2018.  The fair value estimates of the 3.95% Senior Notes are considered Level 1 fair value estimates in the fair value hierarchy of fair value accounting. The fair values of the Series A Notes and Series B Notes at March 31, 2019 and December 31, 2018 are based on discounted cash flows associated with the respective notes using current market rates of interest at those respective dates.  For the Series A Notes, the current market rates used in measuring this fair value were 4.63% at March 31, 2019 and 4.97% at December 31, 2018.  For the Series B Notes, the current market rates used in measuring this fair value were 4.51% at March 31, 2019 and 4.92% at December 31, 2018. These fair value estimates are based on observable market inputs and are considered Level 2 fair value estimates in the fair value hierarchy of fair value accounting.

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

We caution that the foregoing list of factors is not exhaustive.  Additional information concerning these and other risk factors is contained in our Annual Report on Form 10-K for the year ended December 31, 2018 and may be contained in our future filings with the SEC. You are cautioned not to place undue reliance on any of our forward-looking statements. The forward-looking statements speak only as of the date made and, other than as required by law, we undertake no obligation to update publicly or revise any of these forward-looking statements, whether as a result of new information, future events or otherwise.  In the event that we update any forward-looking statement, no inference should be made that we will make additional updates with respect to that statement, related matters or any other forward-looking statements.  All subsequent written and oral forward-looking statements concerning us or other matters and attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements above.

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management Overview — We are a Houston, Texas-based oilfield services company that primarily owns and operates one of the largest fleets of land-based drilling rigs in the United States and a large fleet of pressure pumping equipment.  Our contract drilling business operates in the continental United States and western Canada, and, from time to time, we pursue contract drilling opportunities outside of North America.  Our pressure pumping business operates primarily in Texas and the Mid-Continent and Appalachian regions.  We also provide a comprehensive suite of directional drilling services in most major producing onshore oil and gas basins in the United States, and we provide services that improve the statistical accuracy of horizontal wellbore placement.  We have other operations through which we provide oilfield rental tools in select markets in the United States. We also manufacture and sell pipe handling components and related technology to drilling contractors, and provide electrical controls and automation to the energy, marine and mining industries, in North America and other select markets.  In addition, we own and invest, as a non-operating working interest owner, in oil and natural gas assets that are primarily located in Texas and New Mexico.

Oil prices have recovered from a 12-year low of $26.19 in February 2016 and reached a high of $77.41 in June 2018.  Oil prices remain volatile, as the closing price of oil reached a fourth quarter 2018 high of $76.40 per barrel on October 3, 2018, before declining by 42% over the course of three months to reach a low of $44.48 per barrel in late December 2018.  Oil prices averaged $54.83 per barrel in the first quarter of 2019, and closed at $65.66 per barrel on April 22, 2019.  Despite oil prices in the mid-$60s, drilling and pressure pumping activity has recently declined, largely as a result of reduced customer spending.

Our average active rig count for the first quarter of 2019 was 175 rigs, which included 174 rigs operating in the United States and one rig operating in Canada.  This was a decrease from our average active rig count for the fourth quarter of 2018 of 183, which included 182 rigs in the United States and one rig in Canada.  While oil prices have strengthened and operator cash flow expectations have improved, operators have remained fiscally conservative and rig demand levels remain subdued.  Based on term contracts (contracts with a duration of six months or more) currently in place, we expect an average of 104 rigs operating under term contracts during the second quarter of 2019 and an average of 59 rigs operating under term contracts during the twelve months ending March 31, 2020.

Our pressure pumping activity slowed in the first quarter.  We ended the first quarter with 16 active spreads compared to 20 at the end of the fourth quarter.  As we remain focused on reducing costs and improving cash flow, we took the proactive step of removing spreads from the market until we can redeploy them at attractive economics.

Our revenues, profitability and cash flows are highly dependent upon prevailing prices for oil and natural gas. During periods of improved oil and natural gas prices, the capital spending budgets of oil and natural gas operators tend to expand, which generally results in increased demand for our services. Conversely, in periods when oil and natural gas prices deteriorate, the demand for our services generally weakens, and we experience downward pressure on pricing for our services.

The North American oil and natural gas services industry is cyclical and, at times, experiences downturns in demand.  During these periods, there has been substantially more oil and natural gas service equipment available than necessary to meet demand.  As a result, oil and natural gas service contractors have had difficulty sustaining profit margins and, at times, have incurred losses during the downturn periods.  Currently, there is an excess supply of drilling rigs, pressure pumping equipment and directional drilling equipment. We cannot predict either the future level of demand for our oil and natural gas services or future conditions in the oil and natural gas service businesses.

We are also highly impacted by operational risks, competition, the availability of excess equipment, labor issues, weather, the availability of products used in our pressure pumping business, supplier delays and various other factors that could materially adversely affect our business, financial condition, cash flows and results of operations. Please see “Risk Factors” included in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

For the three months ended March 31, 2019 and 2018, our operating revenues consisted of the following (dollars in thousands):

	Three Months Ended March 31,
	2019		2018
Contract drilling	$372,392	52.9%	$327,803	40.5%
Pressure pumping	247,601	35.2%	406,784	50.3%
Directional drilling	52,959	7.5%	48,616	6.0%
Other operations	31,219	4.4%	25,961	3.2%
	$704,171	100.0%	$809,164	100.0%

Contract Drilling

Contract drilling revenues accounted for 52.9% of our consolidated first quarter 2019 revenues, and contract drilling revenues increased 13.6% over the comparable 2018 period.

We have addressed our customers’ needs for drilling horizontal wells in shale and other unconventional resource plays by expanding our areas of operation and improving the capabilities of our drilling fleet during the last several years.  The U.S. land rig industry refers to certain high specification rigs as “super-spec” rigs.  We consider a super-spec rig to be at least a 1,500 horsepower, AC powered rig that has a 750,000 pound hookload, a 7,500 psi circulating system, and is pad capable.  As of March 31, 2019, our rig fleet included 198 APEX® rigs, of which 150 were considered super-spec rigs.

We maintain a backlog of commitments for contract drilling services under term contracts, which we define as contracts with a duration of six months or more.  Our contract drilling backlog as of March 31, 2019 was approximately $650 million. Approximately 27% of the total March 31, 2019 backlog is reasonably expected to remain at March 31, 2020.  We generally calculate our backlog by multiplying the dayrate under our term drilling contracts by the number of days remaining under the contract.  The calculation does not include any revenues related to fees for other services such as for mobilization, other than initial mobilization, demobilization and customer reimbursables, nor does it include potential reductions in rates for unscheduled standby or during periods in which the rig is moving or incurring maintenance and repair time in excess of what is permitted under the drilling contract.  For contracts that contain variable dayrate pricing, our backlog calculation uses the dayrate in effect for periods where the dayrate is fixed, and, for periods that remain subject to variable pricing, uses the commodity price in effect at March 31, 2019.  In addition, our term drilling contracts are generally subject to termination by the customer on short notice and provide for an early termination payment to us in the event that the contract is terminated by the customer.  For contracts on which we have received an early termination notice, our backlog calculation includes the early termination rate, instead of the dayrate, for the period over which we expect to receive the lower rate.

Ongoing factors which could continue to adversely affect utilization rates and pricing, even in an environment of high oil and natural gas prices and increased drilling activity, include:

•	movement of drilling rigs from region to region,
•	reactivation of drilling rigs,
•	refurbishment and upgrades of existing drilling rigs,
•	development of new technologies that enhance drilling efficiency, and
•	construction of new technology drilling rigs.

Pressure Pumping

Pressure pumping revenues accounted for 35.2% of our consolidated first quarter 2019 revenues and decreased 39.1% from the comparable 2018 period.  As of March 31, 2019, we had approximately 1.6 million horsepower in our pressure pumping fleet. The pressure pumping market showed signs of oversupply in the second half of 2018 and the first quarter of 2019.  In response to oversupplied market conditions, we reduced the number of active pressure pumping spreads to 16 by the end of the first quarter of 2019.

Directional Drilling

Directional drilling revenues accounted for 7.5% of our consolidated first quarter 2019 revenues and increased 8.9% over the comparable 2018 period.  We provide a comprehensive suite of directional drilling services in most major producing onshore oil and gas basins in the United States.  Our directional drilling services include directional drilling, downhole performance motors, measurement-while-drilling, and wireline steering tools, and we provide services that improve the statistical accuracy of horizontal wellbore placement.

Other Operations

Other operations revenues accounted for 4.4% of our consolidated first quarter 2019 revenues and increased 20.3% over the comparable 2018 period.  Our oilfield rentals business, with a fleet of premium oilfield rental tools, provides the largest revenue contribution to our other operations and provides specialized services for land-based oil and natural gas drilling, completion and workover activities.  Other operations also includes the results of our electrical controls and automation business, the results of our pipe handling components and related technology business, and the results of our ownership, as a non-operating working interest owner, in oil and natural gas assets that are primarily located in Texas and New Mexico.

For the three months ended March 31, 2019 and 2018, our operating income (loss) consisted of the following (in thousands):

	Three Months Ended March 31,
	2019	2018
Contract drilling	$21,217	$(17,103)
Pressure pumping	(18,768)	25,389
Directional drilling	(5,667)	(4,913)
Other operations	(5,204)	(4,089)
Corporate	(14,961)	(21,386)
	$(23,383)	$(22,102)

Additional discussion of our operating revenues and operating income (loss) follows in the “Results of Operations” section.

Our consolidated net loss for the first quarter of 2019 was $28.6 million compared to a net loss of $34.4 million for the first quarter of 2018.  The improvement includes an increase in our income tax benefit in 2019.

Results of Operations

The following tables summarize results of operations by business segment for the three months ended March 31, 2019 and 2018:

Contract Drilling	2019	2018	% Change
	(dollars in thousands)
Revenues	$372,392	$327,803	13.6%
Direct operating costs	219,202	212,583	3.1%
Margin (1)	153,190	115,220	33.0%
Selling, general and administrative	1,656	1,406	17.8%
Depreciation, amortization and impairment	130,317	130,917	(0.5)%
Operating income (loss)	$21,217	$(17,103)	NA
Operating days (2)	15,787	15,218	3.7%
Average revenue per operating day	$23.59	$21.54	9.5%
Average direct operating costs per operating day	$13.88	$13.97	(0.6)%
Average margin per operating day (1)	$9.70	$7.57	28.1%
Average rigs operating	175	169	3.6%
Capital expenditures	$75,725	$75,247	0.6%
(1)

Margin is defined as revenues less direct operating costs and excludes depreciation, amortization and impairment and selling, general and administrative expenses. Average margin per operating day is defined as margin divided by operating days.

(2)	A rig is considered to be operating if it is earning revenue pursuant to a contract on a given day.

Generally, the revenues in our contract drilling segment are most impacted by two primary factors: our average number of rigs operating and our average revenue per operating day.  During the first quarter of 2019, our average number of rigs operating was 175, compared to 169 in the first quarter of 2018. Our average revenue per operating day is largely dependent on the pricing terms of our rig contracts.

Revenues increased due to an increase in operating days and higher average revenue per operating day.  These increases were supported by our upgrade of additional rigs to super-spec capability.

Pressure Pumping	2019	2018	% Change
	(dollars in thousands)
Revenues	$247,601	$406,784	(39.1)%
Direct operating costs	202,748	320,970	(36.8)%
Margin (1)	44,853	85,814	(47.7)%
Selling, general and administrative	3,486	3,903	(10.7)%
Depreciation, amortization and impairment	60,135	56,522	6.4%
Operating income (loss)	$(18,768)	$25,389	NA
Fracturing jobs	164	204	(19.6)%
Other jobs	263	280	(6.1)%
Total jobs	427	484	(11.8)%
Average revenue per fracturing job	$1,476.55	$1,966.18	(24.9)%
Average revenue per other job	$20.71	$20.30	2.0%
Average revenue per total job	$579.86	$840.46	(31.0)%
Average direct operating costs per total job	$474.82	$663.16	(28.4)%
Average margin per total job (1)	$105.04	$177.30	(40.8)%
Margin as a percentage of revenues (1)	18.1%	21.1%	(14.2)%
Capital expenditures	$31,400	$24,923	26.0%
(1)

Margin is defined as revenues less direct operating costs and excludes depreciation, amortization and impairment and selling, general and administrative expenses. Average margin per total job is defined as margin divided by total jobs. Margin as a percentage of revenues is defined as margin divided by revenues.

Generally, the revenues in our pressure pumping segment are most impacted by our number of fracturing jobs and the size (including whether or not we provide proppant and other materials) of those jobs, which is reflected in our average revenue per fracturing job.  We completed 164 fracturing jobs during the first quarter of 2019 compared to 204 fracturing jobs in the first quarter of 2018.  Our average revenue per fracturing job was $1.477 million in the first quarter of 2019, compared to $1.966 million in the first quarter of 2018.  Our average revenue per fracturing job was impacted by lower demand, more customers self-sourcing products and decreases in product prices.

The increase in capital expenditures was primarily due to higher maintenance capital expenditures in the first quarter of 2019 primarily as a result of carryover costs from the fourth quarter of 2018 when activity levels were higher.

Directional Drilling	2019	2018	% Change
	(in thousands)
Revenues	$52,959	48,616	8.9%
Direct operating costs	45,602	37,689	21.0%
Margin (1)	7,357	10,927	(32.7)%
Selling, general and administrative	2,657	4,938	(46.2)%
Depreciation and amortization	10,367	10,902	(4.9)%
Operating loss	$(5,667)	(4,913)	15.3%
Capital expenditures	$2,112	12,829	(83.5)%
(1)	Margin is defined as revenues less direct operating costs and excludes depreciation and amortization and selling, general and administrative expenses.

Directional drilling revenue increased by $4.3 million from the first quarter of 2018 due primarily to improved pricing for services, an increase in lost-in-hole revenue and revenue from Superior QC, which was acquired in the first quarter of 2018.  Directional drilling direct operating costs increased by $7.9 million from the first quarter of 2018 due primarily to increased repairs and maintenance expense and labor costs.

Selling, general and administrative expense decreased from the first quarter of 2018 primarily as a result of cost reduction efforts.

The decrease in capital expenditures was primarily due to higher capital expenditures in the first quarter of 2018 in response to market demand and needed equipment upgrades.

Other Operations	2019	2018	% Change
	(in thousands)
Revenues	$31,219	$25,961	20.3%
Direct operating costs	21,773	17,745	22.7%
Margin (1)	9,446	8,216	15.0%
Selling, general and administrative	2,862	2,991	(4.3)%
Depreciation, depletion and impairment	11,788	9,314	26.6%
Operating loss	$(5,204)	$(4,089)	27.3%
Capital expenditures	$7,773	$9,396	(17.3)%
(1)	Margin is defined as revenues less direct operating costs and excludes depreciation, depletion and impairment and selling, general and administrative expenses.

Revenues, direct operating costs, and depreciation, depletion and impairment expense from other operations increased primarily as a result of an increase in the volume of services provided, and the acquisition of Current Power in the fourth quarter of 2018.

Corporate	2019	2018	% Change
	(in thousands)
Selling, general and administrative	$21,894	$19,579	11.8%
Merger and integration expenses	$-	$1,991	(100.0)%
Depreciation	$1,803	$2,237	(19.4)%
Other operating income:
Net gain on asset disposals	$(6,545)	$(10,410)	(37.1)%
Legal-related expenses and settlements, net of insurance reimbursements	(3,471)	5,880	NA
Research and development	1,355	2,109	(35.8)%
Other	(75)	—	NA
Other operating loss	$(8,736)	$(2,421)	260.8%
Interest income	$1,032	$1,423	(27.5)%
Interest expense	$12,984	$13,625	(4.7)%
Other income	$117	$169	(30.8)%
Capital expenditures	$1,331	$526	153.0%

Merger and integration expenses incurred in 2018 are related to the Seventy Seven Energy Inc. (“SSE”) merger and MS Directional, LLC (f/k/a Multi-Shot, LLC) acquisition. Other operating income includes net gains associated with the disposal of assets.  Accordingly, the related gains or losses have been excluded from the results of specific segments. The majority of the net gain on asset disposals during the first quarter of 2019 reflects gains on disposal of drilling equipment.  Legal-related expenses and settlements in 2019 includes proceeds from insurance claims. Legal-related expenses and settlements in 2018 includes insurance deductibles and investigation costs related to an accident at a drilling site in January 2018.

Income Taxes

Our effective income tax rate fluctuates from the U.S. statutory tax rate based on, among other factors, changes in pretax income in jurisdictions with varying statutory tax rates, impact of U.S. state and local taxes, and other differences related to the recognition of income and expense between U.S. GAAP and tax.

Our effective income tax rate for the three months ended March 31, 2019 was 18.8% compared with (0.8)% for the three months ended March 31, 2018. The lower effective income tax rate for the three months ended March 31, 2018 was primarily attributable to changes in forecasted annual pretax income in the first quarter of 2018 as compared to the forecasted annual pretax income in the first quarter of 2019.  We also recorded a valuation allowance against the net deferred tax assets of a Canadian subsidiary of the Company due to a change in judgment as to the realizability of these assets in the first quarter of 2018.

We continue to monitor income tax developments in the United States and other countries where we operate.  In December 2017, the United States enacted “H.R.1,” also known as the “Tax Cuts and Jobs Act” (or “U.S. Tax Reform”), which materially impacted our consolidated financial statements by decreasing the U.S. corporate statutory tax rate, and significantly affecting future periods.  We expect several proposed U.S. Treasury regulations under U.S. Tax Reform that were issued during 2018 to be finalized during 2019, as well as additional regulations to be proposed and finalized during 2019.  We will incorporate into our future financial statements the impacts, if any, of these regulations and additional authoritative guidance when finalized.

Liquidity and Capital Resources

Our liquidity as of March 31, 2019 included approximately $417 million in working capital, including $249 million of cash and cash equivalents, and $600 million available under our revolving credit facility.

On January 19, 2018, we completed an offering of $525 million aggregate principal amount of our 2028 Notes.  We used $239 million of the net proceeds from the offering to repay amounts outstanding under our revolving credit facility.  As described below, on March 27, 2018, we entered into an amended and restated credit agreement, which is a committed senior unsecured revolving credit facility that permits aggregate borrowings of up to $600 million, including a letter of credit facility that, at any time outstanding, is limited to $150 million, and a swing line facility that, at any time outstanding, is limited to $20 million.

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

During the three months ended March 31, 2019, our sources of cash flow included:

•	$184 million from operating activities, and
•	$22.1 million in proceeds from the disposal of property and equipment and insurance proceeds.

During the three months ended March 31, 2019, we used $8.5 million to pay dividends on our common stock, $75.1 million for the repurchases of our common stock and $118 million:

•	to make capital expenditures for the acquisition, betterment and refurbishment of drilling rigs and pressure pumping equipment,
•	to acquire and procure equipment and facilities to support our drilling, pressure pumping, directional drilling, oilfield rentals and manufacturing operations, and
•	to fund investments in oil and natural gas properties on a non-operating working interest basis.

We paid cash dividends during the three months ended March 31, 2019 as follows:

	Per Share	Total
		(in thousands)
Paid on March 21, 2019	$0.04	$8,499

On April 24, 2019, our Board of Directors approved a cash dividend on our common stock in the amount of $0.04 per share to be paid on June 20, 2019 to holders of record as of June 6, 2019.  The amount and timing of all future dividend payments, if any, are subject to the discretion of the Board of Directors and will depend upon business conditions, results of operations, financial condition, terms of our debt agreements and other factors.

On September 6, 2013, our Board of Directors approved a stock buyback program that authorized purchases of up to $200 million of our common stock in open market or privately negotiated transactions. On July 25, 2018, our Board of Directors approved an increase of the authorization under the stock buyback program to allow for $250 million of future share repurchases.  On February 6, 2019, the Company’s Board of Directors approved another increase of the authorization under the stock buyback program to allow for $250 million of share repurchases.  All purchases executed to date have been through open market transactions. Purchases under the program are made at management’s discretion, at prevailing prices, subject to market conditions and other factors. Purchases may be made at any time without prior notice. Shares of stock purchased under the buyback program are held as treasury shares. There is no expiration date associated with the buyback program. As of March 31, 2019, we had remaining authorization to purchase approximately $175 million of our outstanding common stock under the stock buyback program.

Treasury stock acquisitions during the three months ended March 31, 2019 were as follows (dollars in thousands):

	Shares	Cost
Treasury shares at beginning of period	53,701,096	$1,080,448
Purchases pursuant to stock buyback program	5,408,132	75,110
Acquisitions pursuant to long-term incentive plan (1)	240	3
Treasury shares at end of period	59,109,468	$1,155,561

(1)

We withheld 240 shares in the first three months of 2019 with respect to employees’ tax withholding obligations upon vesting of restricted shares and restricted stock units.  These shares were acquired at fair market value.  These acquisitions were made pursuant to the terms of the Patterson-UTI Energy, Inc. Amended and Restated 2014 Long-Term Incentive Plan and not pursuant to the stock buyback program.

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

The Credit Agreement is a committed senior unsecured revolving credit facility that permits aggregate borrowings of up to $600 million, including a letter of credit facility that, at any time outstanding, is limited to $150 million and a swing line facility that, at any time outstanding, is limited to $20 million.  Subject to customary conditions, we may request that the lenders’ aggregate commitments be increased by up to $300 million, not to exceed total commitments of $900 million.  The original maturity date under the Credit Agreement was March 27, 2023.  On March 26, 2019, we entered into Amendment No. 1 to Amended and Restated Credit Agreement (the “Amendment”), which amended the Credit Agreement to, among other things, extend the maturity date under the Credit Agreement from March 27, 2023 to March 27, 2024.  We have the option, subject to certain conditions, to exercise two one-year extensions of the maturity date.

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

As of March 31, 2019, we had no amounts outstanding under our revolving credit facility.  We had $81,000 in letters of credit outstanding under our revolving credit facility at March 31, 2019 and, as a result, had available borrowing capacity of approximately $600 million at that date.

2015 Reimbursement Agreement — On March 16, 2015, we entered into a Reimbursement Agreement (the “Reimbursement Agreement”) with The Bank of Nova Scotia (“Scotiabank”), pursuant to which we may from time to time request that Scotiabank issue an unspecified amount of letters of credit.  As of March 31, 2019, we had $51.4 million in letters of credit outstanding under the Reimbursement Agreement.

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

The respective note purchase agreements require compliance with two financial covenants. We must not permit our debt to capitalization ratio to exceed 50% at any time. The note purchase agreements generally define the debt to capitalization ratio as the ratio of (a) total borrowed money indebtedness to (b) the sum of such indebtedness plus consolidated net worth, with consolidated net worth determined as of the last day of the most recently ended fiscal quarter. We also must not permit our interest coverage ratio as of the last day of a fiscal quarter to be less than 2.50 to 1.00. The note purchase agreements generally define the interest coverage ratio as the ratio of EBITDA for the four prior fiscal quarters to interest charges for the same period. We were in compliance with these covenants at March 31, 2019. We do not expect that the restrictions and covenants will impair, in any material respect, our ability to operate or react to opportunities that might arise.

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

Commitments— As of March 31, 2019, we maintained letters of credit in the aggregate amount of $51.4 million primarily for the benefit of various insurance companies as collateral for retrospective premiums and retained losses which could become payable under the terms of the underlying insurance contracts. These letters of credit expire annually at various times during the year and are typically renewed. As of March 31, 2019, no amounts had been drawn under the letters of credit.

As of March 31, 2019, we had commitments to purchase major equipment and make investments totaling approximately $89.9 million for our drilling, pressure pumping, directional drilling and oilfield rentals businesses.

Our pressure pumping business has entered into agreements to purchase minimum quantities of proppants and chemicals from certain vendors. The agreements expire in years 2019 through 2023. As of March 31, 2019, the remaining obligation under these agreements was approximately $50 million, of which approximately $22.3 million relates to purchases required during the remainder of 2019. In the event the required minimum quantities are not purchased during any contract year, we could be required to make a liquidated damages payment to the respective vendor for any shortfall.

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

	Three Months Ended
	March 31,
	2019	2018
	(in thousands)
Net loss	$(28,614)	$(34,417)
Income tax expense (benefit)	(6,604)	282
Net interest expense	11,952	12,202
Depreciation, depletion, amortization and impairment	214,410	209,892
Adjusted EBITDA	$191,144	$187,959

Critical Accounting Policies

In February 2016, the FASB issued an accounting standard update to provide guidance for the accounting for leasing transactions. The standard requires the lessee to recognize a lease liability along with a right-of-use asset for all leases with a term longer than one year.  A lessee is permitted to make an accounting policy election by class of underlying asset to not recognize the lease liability and related right-of-use asset for leases with a term of one year or less.  We adopted this new leasing guidance effective January 1, 2019 utilizing the modified retrospective approach.  Please see Note 4 to our unaudited condensed consolidated financial statements for additional details of our adoption.

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

Volatility of Oil and Natural Gas Prices and its Impact on Operations and Financial Condition

Our revenue, profitability and cash flows are highly dependent upon prevailing prices for oil and natural gas and expectations about future prices.  For many years, oil and natural gas prices and markets have been extremely volatile.  Prices are affected by many factors beyond our control.  The closing price of oil was as high as $107.95 per barrel of WTI in June 2014.  Prices began to fall in the third quarter of 2014 and reached a twelve-year low of $26.19 in February 2016.  Oil prices have recovered from the lows experienced in the first quarter of 2016. Oil prices reached a high of $77.41 in June 2018.  Oil prices remain volatile, as the closing price of oil reached a fourth quarter 2018 high of $76.40 per barrel on October 3, 2018, before declining by 42% over the course of three months to reach a low of $44.48 per barrel in late December 2018. Oil prices averaged $54.83 per barrel in the first quarter of 2019 and closed at $65.66 on April 22, 2019.  U.S. rig counts increased in response to improved oil prices in early 2018. Despite oil prices in the mid-$60s, drilling and pressure pumping activity has recently declined, largely as a result of reduced customer spending.

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

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk

As of March 31, 2019, we would have had exposure to interest rate market risk associated with any borrowings that we had under the Credit Agreement and the Reimbursement Agreement.

Loans under the Credit Agreement bear interest by reference, at our election, to the LIBOR rate or base rate.  The applicable margin on LIBOR rate loans varies from 1.00% to 2.00% and the applicable margin on base rate loans varies from 0.00% to 1.00%, in each case determined based on our credit rating. As of March 31, 2019, the applicable margin on LIBOR rate loans was 1.5% and the applicable margin on base rate loans was 0.5%.  As of March 31, 2019, we had no amounts outstanding under our revolving credit facility. The interest rate on borrowings outstanding under our revolving credit facility is variable and adjusts at each interest payment date based on our election of LIBOR or the base rate.

Under the Reimbursement Agreement, we will reimburse Scotiabank on demand for any amounts that Scotiabank has disbursed under any letters of credit.  We are obligated to pay Scotiabank interest on all amounts not paid by us on the date of demand or when otherwise due at the LIBOR rate plus 2.25% per annum.  As of March 31, 2019, no amounts had been disbursed under any letters of credit.

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

Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10‑Q. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of March 31, 2019.

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

Lawsuits have been filed in the District Court for Pittsburg County, Oklahoma in connection with the five individuals who lost their lives and one of our employees who was injured in the accident.  The lawsuits have been consolidated for discovery purposes under Cause No. CJ-2018-60 (the “Litigation”).  These lawsuits allege various causes of action against us including negligence, gross negligence, knowledge that injury or death was substantially certain, acting with purpose, recklessness, wrongful death and survival, and the plaintiffs seek an unspecified amount of damages, including punitive or exemplary damages, costs, interest, and other relief. We have finalized settlement agreements with four of the plaintiffs who brought wrongful death lawsuits. We dispute the plaintiffs’ allegations against us in the remaining lawsuits and intend to continue to defend ourselves vigorously.  Based on the information we have available as of the date of this Report, we believe that we have adequate insurance to cover the Litigation. However, if this accident is not fully covered by insurance or an enforceable and recoverable indemnity from a third party, it could have a material adverse effect on our business, financial condition, cash flows and results of operations.

Additionally, we are party to various legal proceedings arising in the normal course of our business.

We do not believe that the outcome of these proceedings, either individually or in the aggregate, will have a material adverse effect on our financial condition, cash flows and results of operations.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

The table below sets forth the information with respect to purchases of our common stock made by us during the quarter ended March 31, 2019.

				Approximate Dollar
			Total Number of	Value of Shares
			Shares (or Units)	That May Yet Be
			Purchased as Part	Purchased Under the
	Total	Average Price	of Publicly	Plans or
	Number of Shares	Paid per	Announced Plans	Programs (in
Period Covered	Purchased (1)	Share	or Programs	thousands)(2)
January 2019	240	$12.72	—	$150,263
February 2019	1,175,000	$14.01	1,175,000	$233,534
March 2019	4,233,132	$13.85	4,233,132	$174,890
Total	5,408,372		5,408,132	$174,890

(1)

We withheld 240 shares in January 2019 with respect to employees’ tax withholding obligations upon vesting of restricted shares and restricted stock units.  These shares were acquired at fair market value pursuant to the terms of the Patterson-UTI Energy, Inc. Amended and Restated 2014 Long-Term Incentive Plan and not pursuant to the stock buyback program.

(2)

On September 9, 2013, we announced that our Board of Directors approved a stock buyback program authorizing purchases of up to $200 million of our common stock in open market or privately negotiated transactions. On July 26, 2018, we announced that our Board of Directors approved an increase of the authorization under the stock buyback program to allow for $250 million of future share repurchases.  On February 6, 2019, the Company’s Board of Directors approved another increase of the authorization under the stock buyback program to allow for $250 million of share repurchases.  All purchases executed to date have been through open market transactions.  Purchases under the program are made at management’s discretion, at prevailing prices, subject to market conditions and other factors.  Purchases may be made at any time without prior notice.  Shares of stock purchased under the buyback program are held as treasury shares.  There is no expiration date associated with the buyback program.

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

3.5

Fourth Amended and Restated Bylaws of Patterson-UTI Energy, Inc., effective February 6, 2019 (filed February 12, 2019 as Exhibit 3.1 to the Company’s Current Report on Form 8-K and incorporated herein by reference).

10.1

Amendment No. 1 to Amended and Restated Credit Agreement, dated March 26, 2019, among Patterson-UTI Energy, Inc., as borrower, Wells Fargo Bank, National Association, as administrative agent, letter of credit issuer, swing line lender and lender and each of the other letter of credit issuers and lenders party thereto (filed March 26, 2019 as Exhibit 10.1 to the Company’s Current Report on Form 8-K and incorporated herein by reference).

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

101*

The following materials from Patterson-UTI Energy, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Loss, (iv) the Condensed Consolidated Statements of Changes in Stockholders’ Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements.

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

Date: April 29, 2019