Form 10-Q
period 2019-06-30
PATTERSON UTI ENERGY INC
filed 2019-07-29
CIK 889900

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

or

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

N/A

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, $0.01 Par Value	PTEN	The Nasdaq Global Select Market

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

202,606,846 shares of common stock, $0.01 par value, as of July 25, 2019

PATTERSON-UTI ENERGY, INC. AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION

ITEM 1. Financial Statements

The following unaudited condensed consolidated financial statements include all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented.

PATTERSON-UTI ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited, in thousands, except share data)

	June 30,	December 31,
	2019	2018
ASSETS
Current assets:
Cash and cash equivalents	$255,514	$245,029
Accounts receivable, net of allowance for doubtful accounts of $5,901 and $2,312 at June 30, 2019 and December 31, 2018, respectively	501,206	558,817
Federal and state income taxes receivable	5,954	4,110
Inventory	68,611	65,579
Other	66,459	76,662
Total current assets	897,744	950,197
Property and equipment, net	3,769,258	4,002,549
Right of use asset	26,665	—
Goodwill and intangible assets	472,413	477,640
Deposits on equipment purchases	7,312	12,040
Other	18,391	27,440
Total assets	$5,191,783	$5,469,866
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$242,166	$288,962
Federal and state income taxes payable	269	1,408
Accrued liabilities	218,632	235,946
Lease liability	8,977	—
Total current liabilities	470,044	526,316
Long-term lease liability	22,355	—
Long-term debt, net of debt discount and issuance costs of $5,352 and $5,795 at June 30, 2019 and December 31, 2018, respectively	1,119,648	1,119,205
Deferred tax liabilities, net	291,294	306,161
Other	10,131	12,761
Total liabilities	1,913,472	1,964,443
Commitments and contingencies (see Note 10)
Stockholders' equity:
Preferred stock, par value $.01; authorized 1,000,000 shares, no shares issued	—	—
Common stock, par value $.01; authorized 400,000,000 shares with 268,790,705 and 267,315,526 issued and 202,401,130 and 213,614,430 outstanding at June 30, 2019 and December 31, 2018, respectively	2,688	2,673
Additional paid-in capital	2,856,746	2,827,154
Retained earnings	1,658,417	1,753,557
Accumulated other comprehensive income	4,279	2,487
Treasury stock, at cost, 66,389,575 and 53,701,096 shares at June 30, 2019 and December 31, 2018, respectively	(1,243,819)	(1,080,448)
Total stockholders' equity	3,278,311	3,505,423
Total liabilities and stockholders' equity	$5,191,783	$5,469,866

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PATTERSON-UTI ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited, in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Operating revenues:
Contract drilling	$348,138	$349,922	$720,530	$677,725
Pressure pumping	251,008	425,303	498,609	832,087
Directional drilling	50,218	52,705	103,177	101,321
Other	26,401	26,488	57,620	52,449
Total operating revenues	675,765	854,418	1,379,936	1,663,582
Operating costs and expenses:
Contract drilling	201,792	217,674	420,994	430,257
Pressure pumping	206,137	342,885	408,885	663,855
Directional drilling	42,102	43,685	87,704	81,374
Other	17,612	17,513	39,385	35,258
Depreciation, depletion, amortization and impairment	208,688	212,384	423,098	422,276
Selling, general and administrative	34,894	35,663	67,449	68,480
Provision for bad debts	3,594	—	3,594	—
Merger and integration expenses	—	747	—	2,738
Other operating expenses (income), net	9,071	(7,129)	335	(9,550)
Total operating costs and expenses	723,890	863,422	1,451,444	1,694,688
Operating loss	(48,125)	(9,004)	(71,508)	(31,106)

Other income (expense):
Interest income	1,756	2,360	2,788	3,783
Interest expense, net of amount capitalized	(13,298)	(12,667)	(26,282)	(26,292)
Other	92	216	209	385
Total other expense	(11,450)	(10,091)	(23,285)	(22,124)

Loss before income taxes	(59,575)	(19,095)	(94,793)	(53,230)

Income tax benefit	(10,128)	(8,382)	(16,732)	(8,100)

Net loss	$(49,447)	$(10,713)	$(78,061)	$(45,130)

Net loss per common share:
Basic	$(0.24)	$(0.05)	$(0.37)	$(0.21)
Diluted	$(0.24)	$(0.05)	$(0.37)	$(0.21)

Weighted average number of common shares outstanding:
Basic	207,499	220,093	209,671	220,436
Diluted	207,499	220,093	209,671	220,436
Cash dividends per common share	$0.04	$0.04	$0.08	$0.06

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PATTERSON-UTI ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(unaudited, in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Net loss	$(49,447)	$(10,713)	$(78,061)	$(45,130)
Other comprehensive income (loss), net of taxes of $0 for all periods:
Foreign currency translation adjustment	848	(1,530)	1,792	(3,514)
Total comprehensive loss	$(48,599)	$(12,243)	$(76,269)	$(48,644)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PATTERSON-UTI ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(unaudited, in thousands)

					Accumulated
	Common Stock		Additional		Other
	Number of		Paid-in	Retained	Comprehensive	Treasury
	Shares	Amount	Capital	Earnings	Income (Loss)	Stock	Total
Balance, December 31, 2018	267,316	$2,673	$2,827,154	$1,753,557	$2,487	$(1,080,448)	$3,505,423
Net loss	—	—	—	(78,061)	—	—	(78,061)
Foreign currency translation adjustment	—	—	—	—	1,792	—	1,792
Exercise of stock options	700	7	9,212	—	—	—	9,219
Vesting of restricted stock units	777	8	(8)	—	—	—	—
Forfeitures of restricted stock	(2)	—	—	—	—	—	—
Stock-based compensation	—	—	20,388	—	—	—	20,388
Payment of cash dividends	—	—	—	(16,843)	—	—	(16,843)
Dividend equivalents	—	—	—	(236)	—	—	(236)
Purchase of treasury stock	—	—	—	—	—	(163,371)	(163,371)
Balance, June 30, 2019	268,791	$2,688	$2,856,746	$1,658,417	$4,279	$(1,243,819)	$3,278,311

					Accumulated
	Common Stock		Additional		Other
	Number of		Paid-in	Retained	Comprehensive	Treasury
	Shares	Amount	Capital	Earnings	Income (Loss)	Stock	Total
Balance, December 31, 2017	266,259	$2,662	$2,785,823	$2,105,897	$6,822	$(918,711)	$3,982,493
Net loss	—	—	—	(45,130)	—	—	(45,130)
Foreign currency translation adjustment	—	—	—	—	(3,514)	—	(3,514)
Exercise of stock options	40	1	484	—	—	—	485
Issuance of common stock	381	4	(4)	—	—	—	—
Vesting of restricted stock units	10	—	—	—	—	—	—
Forfeitures of restricted stock	(2)	—	—	—	—	—	—
Stock-based compensation	—	—	19,272	—	—	—	19,272
Payment of cash dividends	—	—	—	(13,275)	—	—	(13,275)
Dividend equivalents	—	—	—	(113)	—	—	(113)
Purchase of treasury stock	—	—	—	—	—	(59,879)	(59,879)
Balance, June 30, 2018	266,688	$2,667	$2,805,575	$2,047,379	$3,308	$(978,590)	$3,880,339

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PATTERSON-UTI ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Six Months Ended
	June 30,
	2019	2018
Cash flows from operating activities:
Net loss	$(78,061)	$(45,130)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, depletion, amortization and impairment	423,098	422,276
Dry holes and abandonments	94	562
Deferred income tax benefit	(14,867)	(8,100)
Stock-based compensation expense	20,388	19,272
Net gain on asset disposals	(10,516)	(17,472)
Writedown of capacity reservation contract	12,673	—
Provision for bad debts	3,594	—
Amortization of debt discount and issuance costs	443	387
Changes in operating assets and liabilities:
Accounts receivable	54,188	(22,363)
Income taxes receivable/payable	(2,972)	(22)
Inventory and other assets	(3,967)	(25,277)
Accounts payable	(16,941)	(23,432)
Accrued liabilities	(18,884)	(542)
Other liabilities	(2,971)	76
Net cash provided by operating activities	365,299	300,235
Cash flows from investing activities:
Acquisitions, net of cash acquired	(13)	(3,800)
Purchases of property and equipment	(215,260)	(317,783)
Proceeds from disposal of assets and insurance claims	31,516	21,005
Collection of note receivable	—	23,760
Net cash used in investing activities	(183,757)	(276,818)
Cash flows from financing activities:
Purchases of treasury stock	(154,152)	(59,879)
Proceeds from exercise of options	—	485
Dividends paid	(16,843)	(13,275)
Debt issuance costs	—	(4,333)
Proceeds from long-term debt	—	521,194
Proceeds from borrowings under revolving credit facility	—	79,000
Repayment of borrowings under revolving credit facility	—	(347,000)
Net cash provided by financing activities	(170,995)	176,192
Effect of foreign exchange rate changes on cash	(62)	(529)
Net increase in cash and cash equivalents	10,485	199,080
Cash and cash equivalents at beginning of period	245,029	42,828
Cash and cash equivalents at end of period	$255,514	$241,908
Supplemental disclosure of cash flow information:
Net cash (paid) received during the period for:
Interest, net of capitalized interest of $380 in 2019 and $722 in 2018	$(24,924)	$(15,573)
Income taxes	(1,127)	21
Non-cash investing and financing activities:
Receivable from property and equipment insurance	$—	$15,000
Net increase (decrease) in payables for purchases of property and equipment	(29,935)	75,032
Net (increase) decrease in deposits on equipment purchases	4,728	(5,419)
Cashless exercise of stock options	9,219	—

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

The unaudited interim condensed consolidated financial statements have been prepared by management of the Company pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been omitted pursuant to such rules and regulations, although the Company believes the disclosures included either on the face of the financial statements or herein are sufficient to make the information presented not misleading. In the opinion of management, all recurring adjustments considered necessary for a fair statement of the information in conformity with U.S. GAAP have been included. The unaudited condensed consolidated balance sheet as of December 31, 2018, as presented herein, was derived from the audited consolidated balance sheet of the Company, but does not include all disclosures required by U.S. GAAP. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018. The results of operations for the three months and six months ended June 30, 2019 are not necessarily indicative of the results to be expected for the full year.

The U.S. dollar is the functional currency for all of the Company’s operations except for its Canadian operations, which use the Canadian dollar as their functional currency. The effects of exchange rate changes are reflected in accumulated other comprehensive income, which is a separate component of stockholders’ equity.

Recently Adopted Accounting Standards – In May 2014, the Financial Accounting Standards Board (“FASB”) issued an accounting standards update to provide guidance on the recognition of revenue from customers. Under this guidance, an entity will recognize revenue when it transfers promised goods or services to customers in an amount that reflects what it expects in exchange for the goods or services. This guidance also requires more detailed disclosures to enable users of the financial statements to understand the nature, amount, timing and uncertainty, if any, of revenue and cash flows arising from contracts with customers. The requirements in this update are effective during interim and annual periods beginning after December 15, 2017. The Company adopted this new revenue guidance effective January 1, 2018, utilizing the modified retrospective method, and expanded its consolidated financial statement disclosures in order to comply with the update (See Note 3). The adoption of this update did not have a material impact on the Company’s consolidated financial statements.

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

In March 2018, the FASB issued an accounting standards update to update the income tax accounting in U.S. GAAP to reflect the SEC interpretive guidance released on December 22, 2017, when significant U.S. tax law changes were enacted with the enactment of “H.R.1,” also known as the “Tax Cuts and Jobs Act” (“U.S. Tax Reform”). The adoption of this update in March 2018 did not have a material impact on the Company’s consolidated financial statements, as the Company was already following the SEC guidance (See Note 13).

Recently Issued Accounting Standards – In June 2016, the FASB issued an accounting standards update on measurement of credit losses on financial instruments. This update improves financial reporting by requiring earlier recognition of credit losses on financing receivables and other financial assets in scope by using the Current Expected Credit Losses model (CECL). This guidance is effective for interim and annual periods beginning after December 15, 2019, with early adoption permitted. The Company is currently evaluating the impact this new guidance will have on its consolidated financial statements.

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

In August 2018, the FASB issued an accounting standards update to eliminate certain disclosure requirements for fair value measurements for all entities, require public entities to disclose certain new information and modify certain disclosure requirements. The FASB developed the amendments to Topic 820 as part of its broader disclosure framework project, which aims to improve the effectiveness of disclosures in the notes to financial statements by focusing on requirements that clearly communicate the most important information to users of the financial statements. This guidance is effective for interim and annual periods beginning after December 15, 2019, with early adoption permitted. The Company is currently evaluating the impact this new guidance will have on its consolidated financial statements.

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

3. Revenues

ASC Topic 606 Revenue from Contracts with Customers

The Company’s contracts with customers include both long-term and short-term contracts. Services that primarily generate revenue earned for the Company include the operating business segments of contract drilling, pressure pumping and directional drilling, which comprise the Company’s reportable segments. The Company also derives revenues from its other operations, which include the Company’s operating business segments of oilfield rentals, oilfield technology, electrical controls and automation, and oil and natural gas working interests. For more information on the Company’s business segments, including disaggregated revenue recognized from contracts with customers, see Note 15.

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

The Company is a working interest owner of oil and natural gas properties located in Texas and New Mexico. The ownership terms are outlined in joint operating agreements for each well between the operator and the various interest owners, including the Company, who are considered non-operators of the well. The Company receives revenue each period for its working interest in the well during the period. The revenue received for the working interests from these oil and gas properties does not fall under the scope of the new revenue standard, and therefore, will continue to be reported under current guidance ASC 932-323 Extractive Activities – Oil and Gas, Investments – Equity Method and Joint Ventures.

Reimbursement Revenue – Reimbursements for the purchase of supplies, equipment, personnel services, shipping and other services that are provided at the request of the Company’s customers are recorded as revenue when incurred. The related costs are recorded as operating expenses when incurred.

Accounts Receivable and Contract Liabilities

Accounts receivable is the Company’s right to consideration once it becomes unconditional. Payment terms typically range from 30 to 60 days.

Accounts receivable balances were $497 million and $554 million as of June 30, 2019 and December 31, 2018, respectively. These balances do not include amounts related to the Company’s oil and gas working interests as those contracts are excluded from Topic 606. Accounts receivable balances are included in “Accounts receivable” in the Condensed Consolidated Balance Sheets.

The Company does not have any significant contract asset balances, and as such, contract balances are not presented at the net amount at a contract level. Contract liabilities include prepayments received from customers prior to the requested services being completed. Once the services are complete and have been invoiced, the prepayment is applied against the customer’s account to offset the accounts receivable balance. Also included in contract liabilities are payments received from customers for the initial mobilization of newly constructed or upgraded rigs that were moved on location to the initial well site. These mobilization payments are allocated to the overall performance obligation and amortized over the initial term of the contract. During the six months ended June 30, 2019 and 2018, approximately $0.8 million and $0.8 million, respectively, was amortized and recorded in drilling revenue.

Contract liability balances for customer prepayments were $4.0 million and $3.0 million as of June 30, 2019 and December 31, 2018, respectively. Contract liability balances for deferred mobilization payments relating to newly constructed or upgraded rigs were $3.9 million and $4.6 million as of June 30, 2019 and December 31, 2018, respectively. Contract liability balances for customer prepayments are included in “Accounts payable” and contract liability balances for deferred mobilization payments are included in “Accrued liabilities” in the Condensed Consolidated Balance Sheets.

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

The Company has entered into operating leases for operating locations, corporate offices and certain operating equipment. These leases have remaining lease terms of 6 months to 9 years as of June 30, 2019. Currently, the Company does not have any finance leases. The Company has elected the short-term lease recognition practical expedient whereby right of use assets and lease liabilities are not recognized for leasing arrangements with an initial term of one year or less.

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

Lease expense consisted of the following for the three and six months ended June 30, 2019 (in thousands):

	Three Months Ended	Six Months Ended
	June 30, 2019	June 30, 2019
Operating lease cost	$2,755	$5,794
Short-term lease expense (1)	111	387
Total lease expense	$2,866	$6,181

(1)	Short-term lease expense represents expense related to leases with a contract term of one year or less.

Supplemental cash flow information related to leases for the six months ended June 30, 2019 is as follows (in thousands):

Six Months Ended
June 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$5,165

Right of use assets obtained in exchange for lease obligations:
Operating leases	$627

Supplemental balance sheet information related to leases as of June 30, 2019 is as follows:

June 30, 2019
Weighted Average Remaining Lease Term:
Operating leases	4.9 years

Weighted Average Discount Rate:
Operating leases	4.5%

Maturities of operating lease liabilities as of June 30, 2019 are as follows (in thousands):

Year ending December 31,
2019 (excluding the six months ended June 30, 2019)	$5,268
2020	9,195
2021	6,668
2022	4,625
2023	2,663
Thereafter	6,552
Total lease payments	34,971
Less imputed interest	(3,639)
Total	$31,332

Maturities of operating lease liabilities as of December 31, 2018, as previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018, are as follows (in thousands):

Year ending December 31,
2019	$11,408
2020	9,069
2021	6,543
2022	4,625
2023	2,663
Thereafter	6,552
Total	$40,860

5. Inventory

Inventory consisted of the following at June 30, 2019 and December 31, 2018 (in thousands):

	June 30, 2019	December 31, 2018
Finished goods	$7	$347
Work-in-process	8,194	6,375
Raw materials and supplies	60,410	58,857
Inventory	$68,611	$65,579

6. Property and Equipment

Property and equipment consisted of the following at June 30, 2019 and December 31, 2018 (in thousands):

	June 30, 2019	December 31, 2018
Equipment	$8,321,611	$8,370,933
Oil and natural gas properties	220,634	219,855
Buildings	187,958	186,736
Land	26,618	26,144
Total property and equipment	8,756,821	8,803,668
Less accumulated depreciation, depletion and impairment	(4,987,563)	(4,801,119)
Property and equipment, net	$3,769,258	$4,002,549

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

The Company concluded that no triggering events occurred during the six months ended June 30, 2019 with respect to its asset groups based on the Company’s results of operations for the three months and six months ended June 30, 2019, management’s expectations of operating results in future periods and the prevailing commodity prices at the time.

7. Goodwill and Intangible Assets

Goodwill — Goodwill by operating segment as of June 30, 2019 and changes for the six months then ended are as follows (in thousands):

	Contract	Other
	Drilling	Operations	Total
Balance at beginning of period	$395,060	15,696	$410,756
Changes to goodwill	—	2,104	2,104
Balance at end of period	$395,060	$17,800	$412,860

The goodwill reflected above in Other Operations has increased primarily as a result of a measurement period adjustment related to accrued liabilities, which resulted in a $2.1 million increase from the original purchase price allocation assessed with the Current Power acquisition. There were no accumulated impairment losses related to goodwill in the contract drilling segment or other operations as of June 30, 2019 or December 31, 2018.

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

Intangible Assets — The following table presents the gross carrying amount and accumulated amortization of the intangible assets as of June 30, 2019 and December 31, 2018 (in thousands):

	June 30, 2019			December 31, 2018
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Customer relationships	$28,000	$(15,214)	12,786	$28,000	$(10,719)	$17,281
Developed technology	55,772	(9,321)	46,451	55,772	(6,533)	49,239
Favorable drilling contracts	—	—	—	22,500	(22,500)	—
Internal use software	482	(166)	316	482	(118)	364
	$84,254	$(24,701)	$59,553	$106,754	$(39,870)	$66,884

Amortization expense on intangible assets of approximately $3.7 million and $4.9 million was recorded in the three months ended June 30, 2019 and 2018, respectively. Amortization expense on intangible assets of approximately $7.3 million and $10.3 million was recorded in the six months ended June 30, 2019 and 2018, respectively.

8. Accrued Liabilities

Accrued liabilities consisted of the following at June 30, 2019 and December 31, 2018 (in thousands):

	June 30, 2019	December 31, 2018
Salaries, wages, payroll taxes and benefits	$43,832	$58,160
Workers' compensation liability	74,604	83,772
Property, sales, use and other taxes	34,149	25,318
Insurance, other than workers' compensation	8,844	9,531
Accrued interest payable	16,471	15,774
Other	40,732	43,391
Total	$218,632	$235,946

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

As of June 30, 2019, the Company had no amounts outstanding under the revolving credit facility. The Company had $81,000 in letters of credit outstanding under the revolving credit facility at June 30, 2019 and, as a result, had available borrowing capacity of approximately $600 million at that date.

2015 Reimbursement Agreement — On March 16, 2015, the Company entered into a Reimbursement Agreement (the “Reimbursement Agreement”) with The Bank of Nova Scotia (“Scotiabank”), pursuant to which the Company may from time to time request that Scotiabank issue an unspecified amount of letters of credit. As of June 30, 2019, the Company had $63.3 million in letters of credit outstanding under the Reimbursement Agreement.

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

The respective note purchase agreements require compliance with two financial covenants. The Company must not permit its debt to capitalization ratio to exceed 50% at any time. The note purchase agreements generally define the debt to capitalization ratio as the ratio of (a) total borrowed money indebtedness to (b) the sum of such indebtedness plus consolidated net worth, with consolidated net worth determined as of the last day of the most recently ended fiscal quarter. The Company also must not permit its interest coverage ratio as of the last day of a fiscal quarter to be less than 2.50 to 1.00. The note purchase agreements generally define the interest coverage ratio as the ratio of EBITDA for the four prior fiscal quarters to interest charges for the same period. The Company was in compliance with these covenants at June 30, 2019.

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

The indenture also provides for events of default which, if any of them occurs, would permit or require the principal, premium, if any, and accrued interest, if any, on the 2028 Notes to become or to be declared due and payable.

Debt issuance costs – Debt issuance costs are deferred and recognized as interest expense over the term of the underlying debt. Interest expense related to the amortization of debt issuance costs was approximately $336,000 and $354,000 for the three months ended June 30, 2019 and 2018, respectively and $0.7 million and $1.3 million for the six months ended June 30, 2019 and 2018, respectively. Amortization of debt issuance costs for the six months ended June 30, 2018 includes $317,000 of debt issuance costs related to commitments by lenders under the Company’s previous credit agreement who did not participate in the 2018 Credit Agreement.

Presented below is a schedule of the principal repayment requirements of long-term debt as of June 30, 2019 (in thousands):

Year ending December 31,
2019	$—
2020	300,000
2021	—
2022	300,000
2023	—
Thereafter	525,000
Total	$1,125,000

10. Commitments and Contingencies

As of June 30, 2019, the Company maintained letters of credit in the aggregate amount of $63.4 million primarily for the benefit of various insurance companies as collateral for retrospective premiums and retained losses which could become payable under the terms of the underlying insurance contracts. These letters of credit expire annually at various times during the year and are typically renewed. As of June 30, 2019, no amounts had been drawn under the letters of credit.

As of June 30, 2019, the Company had commitments to purchase major equipment and make investments totaling approximately $72.8 million for its drilling, pressure pumping, directional drilling and oilfield rentals businesses.

The Company’s pressure pumping business has entered into agreements to purchase minimum quantities of proppants and chemicals from certain vendors. The agreements expire in years 2019 through 2023. As of June 30, 2019, the remaining obligation under these agreements was approximately $42.2 million, of which approximately $14.9 million relates to purchases required during the remainder of 2019. In the event the required minimum quantities are not purchased during any contract year, the Company could be required to make a liquidated damages payment to the respective vendor for any shortfall. In 2017, the Company entered into a capacity reservation agreement that required a cash deposit to increase the Company’s access to finer grades of sand for its pressure pumping business. As market prices for sand have substantially decreased since 2017, the Company has purchased lower cost sand outside of this capacity reservation contract and recorded a charge of $12.7 million in the quarter ended June 30, 2019 to revalue the deposit to its expected realizable value.

On January 22, 2018, an accident at a drilling site in Pittsburg County, Oklahoma resulted in the losses of life of five people, including three of the Company’s employees. Lawsuits have been filed in the District Court for Pittsburg County, Oklahoma in connection with the five individuals who lost their lives and one of the Company’s employees who was injured in the accident. The lawsuits have been consolidated for discovery purposes under Cause No. CJ-2018-60 (the “Litigation”). The Company has finalized settlement agreements with each of the plaintiffs who brought wrongful death lawsuits, and the Company has been dismissed from those lawsuits. The remaining lawsuit by the Company’s surviving employee alleges various causes of action against the Company including negligence, negligence per se, gross negligence and intentional conduct, and the plaintiff seeks an unspecified amount of damages, including punitive or exemplary damages, costs, interest, and other relief. The Company disputes the plaintiff’s allegations and intends to continue to defend itself vigorously. Based on the information the Company has available as of the date of this Report, the Company believes that it has adequate insurance to cover the Litigation. However, if this accident is not fully covered by insurance or an enforceable and recoverable indemnity from a third party, it could have a material adverse effect on the Company’s business, financial condition, cash flows and results of operations.

The Company is party to various other legal proceedings arising in the normal course of its business.

The Company does not believe that the outcome of these proceedings, either individually or in the aggregate, will have a material adverse effect on its financial condition, cash flows or results of operations.

11. Stockholders’ Equity

Cash Dividends — The Company paid cash dividends during the six months ended June 30, 2019 and 2018 as follows:

2019:	Per Share	Total
		(in thousands)
Paid on March 21, 2019	$0.04	$8,499
Paid on June 20, 2019	0.04	8,344
Total cash dividends	$0.08	$16,843

2018:	Per Share	Total
		(in thousands)
Paid on March 22, 2018	$0.02	$4,443
Paid on June 21, 2018	0.04	8,832
Total cash dividends	$0.06	$13,275

On July 24, 2019, the Company’s Board of Directors approved a cash dividend on its common stock in the amount of $0.04 per share to be paid on September 19, 2019 to holders of record as of September 5, 2019. The amount and timing of all future dividend payments, if any, are subject to the discretion of the Board of Directors and will depend upon business conditions, results of operations, financial condition, terms of the Company’s debt agreements and other factors.

On September 6, 2013, the Company’s Board of Directors approved a stock buyback program that authorized purchases of up to $200 million of the Company’s common stock in open market or privately negotiated transactions. On July 25, 2018, the Company’s Board of Directors approved an increase of the authorization under the stock buyback program to allow for $250 million of future share repurchases. On February 6, 2019, the Company’s Board of Directors approved another increase of the authorization under the stock buyback program to allow for $250 million of future share repurchases. All purchases executed to date have been through open market transactions. Purchases under the program are made at management’s discretion, at prevailing prices, subject to market conditions and other factors. Purchases may be made at any time without prior notice. There is no expiration date associated with the buyback program. As of June 30, 2019, the Company had remaining authorization to purchase approximately $100 million of the Company’s outstanding common stock under the stock buyback program. Shares of stock purchased under the buyback program are held as treasury shares. On July 24, 2019, the Company’s Board of Directors approved another increase of the authorization under the stock buyback program to allow for $250 million of future share repurchases.

The Company acquired shares of stock from employees during the first two quarters of 2019 that are accounted for as treasury stock. Certain of these shares were acquired to satisfy the exercise price and employees’ tax withholding obligation upon the exercise of stock options. The remainder of these shares was acquired to satisfy payroll withholding obligations upon the settlement of performance unit awards and the vesting of restricted stock and restricted stock units. These shares were acquired at fair market value. These acquisitions were made pursuant to the terms of the Patterson-UTI Energy, Inc. Amended and Restated 2014 Long-Term Incentive Plan (the “2014 Plan”) and not pursuant to the stock buyback program.

Treasury stock acquisitions during the six months ended June 30, 2019 were as follows (dollars in thousands):

	Shares	Cost
Treasury shares at beginning of period	53,701,096	$1,080,448
Purchases pursuant to stock buyback program	11,745,128	150,110
Acquisitions pursuant to long-term incentive plan	912,338	12,890
Other	31,013	371
Treasury shares at end of period	66,389,575	$1,243,819

The reconciliation of changes in stockholders’ equity for the periods ended June 30, 2019 and 2018, are presented as follows (in thousands):

	For the six months ended June 30, 2019

	Common Stock		Additional		Accumulated Other
	Number of		Paid-in	Retained	Comprehensive	Treasury
	Shares	Amount	Capital	Earnings	Income (Loss)	Stock	Total
Balance, December 31, 2018	267,316	$2,673	$2,827,154	$1,753,557	$2,487	$(1,080,448)	$3,505,423
Net loss	—	—	—	(28,614)	—	—	(28,614)
Foreign currency translation adjustment	—	—	—	—	944	—	944
Vesting of restricted stock units	38	—	—	—	—	—	—
Forfeitures of restricted stock	(1)	—	—	—	—	—	—
Stock-based compensation	—	—	9,338	—	—	—	9,338
Payment of cash dividends	—	—	—	(8,499)	—	—	(8,499)
Dividend equivalents	—	—	—	(110)	—	—	(110)
Purchase of treasury stock	—	—	—	—	—	(75,113)	(75,113)
Balance, March 31, 2019	267,353	$2,673	$2,836,492	$1,716,334	$3,431	$(1,155,561)	$3,403,369
Net loss	—	—	—	(49,447)	—	—	(49,447)
Foreign currency translation adjustment	—	—	—	—	848	—	848
Exercise of stock options	700	7	9,212	—	—	—	9,219
Vesting of restricted stock units	739	8	(8)	—	—	—	—
Forfeitures of restricted stock	(1)	—	—	—	—	—	—
Stock-based compensation	—	—	11,050	—	—	—	11,050
Payment of cash dividends	—	—	—	(8,344)	—	—	(8,344)
Dividend equivalents	—	—	—	(126)	—	—	(126)
Purchase of treasury stock	—	—	—	—	—	(88,258)	(88,258)
Balance, June 30, 2019	268,791	$2,688	$2,856,746	$1,658,417	$4,279	$(1,243,819)	$3,278,311

	For the six months ended June 30, 2018

	Common Stock		Additional		Accumulated Other
	Number of		Paid-in	Retained	Comprehensive	Treasury
	Shares	Amount	Capital	Earnings	Income (Loss)	Stock	Total
Balance, December 31, 2017	266,259	$2,662	$2,785,823	$2,105,897	$6,822	$(918,711)	$3,982,493
Net loss	—	—	—	(34,417)	—	—	(34,417)
Foreign currency translation adjustment	—	—	—	—	(1,984)	—	(1,984)
Exercise of stock options	40	1	484	—	—	—	485
Stock-based compensation	—	—	9,365	—	—	—	9,365
Payment of cash dividends	—	—	—	(4,443)	—	—	(4,443)
Dividend equivalents	—	—	—	(30)	—	—	(30)
Purchase of treasury stock	—	—	—	—	—	(16,928)	(16,928)
Balance, March 31, 2018	266,299	$2,663	$2,795,672	$2,067,007	$4,838	$(935,639)	$3,934,541
Net loss	—	—	—	(10,713)	—	—	(10,713)
Foreign currency translation adjustment	—	—	—	—	(1,530)	—	(1,530)
Issuance of common stock	381	4	(4)	—	—	—	—
Vesting of restricted stock units	10	—	—	—	—	—	—
Forfeitures of restricted stock	(2)	—	—	—	—	—	—
Stock-based compensation	—	—	9,907	—	—	—	9,907
Payment of cash dividends	—	—	—	(8,832)	—	—	(8,832)
Dividend equivalents	—	—	—	(83)	—	—	(83)
Purchase of treasury stock	—	—	—	—	—	(42,951)	(42,951)
Balance, June 30, 2018	266,688	$2,667	$2,805,575	$2,047,379	$3,308	$(978,590)	$3,880,339

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

Stock Options — The Company estimates the grant date fair values of stock options using the Black-Scholes-Merton valuation model. Volatility assumptions are based on the historic volatility of the Company’s common stock over the most recent period equal to the expected term of the options as of the date such options are granted. The expected term assumptions are based on the Company’s experience with respect to employee stock option activity. Dividend yield assumptions are based on the expected dividends at the time the options are granted. The risk-free interest rate assumptions are determined by reference to United States Treasury yields. No options were granted during the six months ended June 30, 2019 or 2018.

Stock option activity from January 1, 2019 to June 30, 2019 follows:

		Weighted
		Average
	Underlying	Exercise Price
	Shares	Per Share
Outstanding at January 1, 2019	5,501,150	$19.63
Exercised	(700,000)	$13.17
Expired	—	$—
Outstanding at June 30, 2019	4,801,150	$20.57
Exercisable at June 30, 2019	4,756,150	$20.59

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

Restricted stock activity from January 1, 2019 to June 30, 2019 follows:

		Weighted
		Average Grant
		Date Fair Value
	Shares	Per Share
Non-vested restricted stock outstanding at January 1, 2019	436,224	$21.41
Vested	(274,177)	$21.33
Forfeited	(1,500)	$21.71
Non-vested restricted stock outstanding at June 30, 2019	160,547	$21.55

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

Restricted stock unit activity from January 1, 2019 to June 30, 2019 follows:

			Weighted
			Average Grant
	Time	Performance	Date Fair Value
	Based	Based	Per Share
Non-vested restricted stock units outstanding at January 1, 2019	2,602,608	435,315	$18.95
Granted	1,505,048	—	$12.40
Vested	(591,679)	—	$19.39
Forfeited	(141,552)	—	$19.23
Non-vested restricted stock units outstanding at June 30, 2019	3,374,425	435,315	$16.28

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

The performance goals for the Performance Units are tied to the Company’s total shareholder return for the performance period as compared to total shareholder return for a peer group determined by the Compensation Committee. These goals are considered to be market conditions under the relevant accounting standards and the market conditions were factored into the determination of the fair value of the respective Performance Units. For the Performance Units granted in May 2017 and April 2018, the recipients will receive a target number of shares if the Company’s total shareholder return during the performance period, when compared to the peer group, is at the 50th percentile. For the Performance Units granted in April 2019, the recipients will receive the target number of shares if the Company’s total shareholder return during the performance period, when compared to the peer group, is at the 55th percentile. If the Company’s total shareholder return during the performance period, when compared to the peer group, is at the 75th percentile or higher, then the recipients will receive two times the target number of shares. If the Company’s total shareholder return during the performance period, when compared to the peer group, is at the 25th percentile, then the recipients will only receive one-half of the target number of shares. If the Company’s total shareholder return during the performance period, when compared to the peer group, is between the 25th and target percentile, or the target and 75th percentile, then the shares to be received by the recipients will be determined using linear interpolation for levels of achievement between these points.

In April 2019, 185,000 shares were issued to settle the 2016 Performance Units. For the Performance Units granted in May 2017 and April 2018, the payout is based on relative performance and does not have an absolute performance requirement. For the Performance Units granted in April 2019, the payout shall not exceed the target number of shares if the Company’s total shareholder return is negative or zero.

The total target number of shares with respect to the Performance Units for the awards granted in 2015-2019 is set forth below:

	2019	2018	2017	2016	2015
	Performance	Performance	Performance	Performance	Performance
	Unit Awards	Unit Awards	Unit Awards	Unit Awards	Unit Awards
Target number of shares	489,800	310,700	186,198	185,000	190,600

Because the performance units are share-settled awards, they are accounted for as equity awards and measured at fair value on the date of grant using a Monte Carlo simulation model. The fair value of the Performance Units is set forth below (in thousands):

	2019	2018	2017	2016	2015
	Performance	Performance	Performance	Performance	Performance
	Unit Awards	Unit Awards	Unit Awards	Unit Awards	Unit Awards
Fair value at date of grant	$9,958	$8,004	$5,780	$3,854	$4,052

These fair value amounts are charged to expense on a straight-line basis over the performance period. Compensation expense associated with the Performance Units is shown below (in thousands):

	2019	2018	2017	2016	2015
	Performance	Performance	Performance	Performance	Performance
	Unit Awards	Unit Awards	Unit Awards	Unit Awards	Unit Awards
Three months ended June 30, 2019	$830	$667	$482	NA	NA
Three months ended June 30, 2018	NA	$667	$482	$321	NA
Six months ended June 30, 2019	$830	$1,334	$963	$321	NA
Six months ended June 30, 2018	NA	$667	$963	$642	$338

13. Income Taxes

The Company’s effective income tax rate fluctuates from the U.S. statutory tax rate based on, among other factors, changes in pretax income in jurisdictions with varying statutory tax rates, the impact of U.S. state and local taxes, and other differences related to the recognition of income and expense between U.S. GAAP and tax accounting.

The Company’s effective income tax rate for the three months ended June 30, 2019 was 17.0%, compared with 43.9% for the three months ended June 30, 2018. The higher effective income tax rate for the three months ended June 30, 2018 was primarily attributable to changes in forecasted annual pretax income from the first quarter of 2018 to the second quarter of 2018. The Company also recorded tax expense related to the vesting of share-based compensation during the second quarter of 2019.

The Company’s effective income tax rate for the six months ended June 30, 2019 was 17.7%, compared with 15.2% for the six months ended June 30, 2018. The change in the effective income tax rate for the six months ended June 30, 2019 was primarily attributable to the impact of various non-deductible expenses for U.S. tax purposes when measured against annual forecasted pretax book income in the computation of the effective tax rate, as well as the impact of non-U.S. valuation allowances booked in 2018.

The Company continues to monitor income tax developments in the United States and other countries affecting the Company. In December 2017, the United States enacted U.S. Tax Reform, which materially impacted the consolidated financial statements by decreasing the U.S. corporate statutory tax rate and significantly affecting future periods. The Company expects several proposed U.S. Treasury regulations under U.S. Tax Reform that were issued during 2018 to be finalized during 2019, as well as additional regulations to be proposed and finalized during 2019. The Company will incorporate into its future financial statements the impacts, if any, of these regulations and additional authoritative guidance when finalized.

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

The following table presents information necessary to calculate net loss per share for the three and six months ended June 30, 2019 and 2018 as well as potentially dilutive securities excluded from the weighted average number of diluted common shares outstanding because their inclusion would have been anti-dilutive (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
BASIC EPS:
Net loss attributed to common stockholders	$(49,447)	$(10,713)	$(78,061)	$(45,130)
Weighted average number of common shares outstanding, excluding non-vested shares of restricted stock	207,499	220,093	209,671	220,436
Basic net loss per common share	$(0.24)	$(0.05)	$(0.37)	$(0.21)
DILUTED EPS:
Net loss attributed to common stockholders	$(49,447)	$(10,713)	$(78,061)	$(45,130)
Weighted average number of common shares outstanding, excluding non-vested shares of restricted stock	207,499	220,093	209,671	220,436
Add dilutive effect of potential common shares	—	—	—	—
Weighted average number of diluted common shares outstanding	207,499	220,093	209,671	220,436
Diluted net loss per common share	$(0.24)	$(0.05)	$(0.37)	$(0.21)
Potentially dilutive securities excluded as anti-dilutive	10,289	9,903	10,289	9,903

15. Business Segments

At June 30, 2019, the Company had three reportable business segments: (i) contract drilling of oil and natural gas wells, (ii) pressure pumping services and (iii) directional drilling services. Each of these segments represents a distinct type of business and has a separate management team that reports to the Company’s chief operating decision maker. The results of operations in these segments are regularly reviewed by the chief operating decision maker for purposes of determining resource allocation and assessing performance.

The following tables summarize selected financial information relating to the Company’s business segments (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Revenues:
Contract drilling	$348,494	$350,340	$721,237	$678,493
Pressure pumping	251,008	425,303	498,609	832,087
Directional drilling	50,218	52,705	103,177	101,321
Other operations (1)	27,852	31,717	63,243	61,370
Elimination of intercompany revenues (2)	(1,807)	(5,647)	(6,330)	(9,689)
Total revenues	$675,765	$854,418	$1,379,936	$1,663,582

Income (loss) before income taxes:
Contract drilling	$16,494	$(251)	$37,711	$(17,354)
Pressure pumping	(14,408)	20,637	(33,176)	46,026
Directional drilling	(5,290)	(7,678)	(10,957)	(12,591)
Other operations	(7,317)	(4,777)	(12,521)	(8,866)
Corporate	(24,939)	(24,064)	(48,636)	(47,871)
Other operating (expenses) income, net (3)	(9,071)	7,129	(335)	9,550
Provision for bad debts	(3,594)	—	(3,594)	—
Interest income	1,756	2,360	2,788	3,783
Interest expense	(13,298)	(12,667)	(26,282)	(26,292)
Other	92	216	209	385
Loss before income taxes	$(59,575)	$(19,095)	$(94,793)	$(53,230)

Depreciation, depletion, amortization and impairment:
Contract drilling	$128,402	$130,938	$258,719	$261,855
Pressure pumping	56,185	57,862	116,320	114,384
Directional drilling	10,870	11,874	21,237	22,776
Other operations	11,457	9,829	23,245	19,143
Corporate	1,774	1,881	3,577	4,118
Total depreciation, depletion, amortization and impairment	$208,688	$212,384	$423,098	$422,276

Capital expenditures:
Contract drilling	$47,664	$121,095	$123,389	$196,342
Pressure pumping	38,802	56,195	70,202	81,118
Directional drilling	3,450	10,034	5,562	22,863
Other operations	6,230	7,311	14,003	16,707
Corporate	773	227	2,104	753
Total capital expenditures	$96,919	$194,862	$215,260	$317,783

	June 30, 2019	December 31, 2018
Identifiable assets:
Contract drilling	$3,620,264	$3,817,638
Pressure pumping	849,006	921,237
Directional drilling	221,556	239,341
Other operations	171,412	177,374
Corporate (4)	329,545	314,276
Total assets	$5,191,783	$5,469,866

(1)

Other operations includes the Company’s oilfield rentals business, pipe handling components and related technology business, the electrical controls and automation business, the oil and natural gas working interests and Middle East organizational activities.

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

The estimated fair value of the Company’s outstanding debt balances as of June 30, 2019 and December 31, 2018 is set forth below (in thousands):

	June 30, 2019		December 31, 2018
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
3.95% Senior Notes	$525,000	$526,235	$525,000	$482,488
4.97% Series A Senior Notes	300,000	306,592	300,000	300,043
4.27% Series B Senior Notes	300,000	305,603	300,000	293,900
Total debt	$1,125,000	$1,138,430	$1,125,000	$1,076,431

The fair values of the 3.95% Senior Notes at June 30, 2019 and December 31, 2018 are based on discounted cash flows associated with the notes using the 4.15% market rate of interest at June 30, 2019 and the 5.07% market rate of interest at December 31, 2018. The fair value estimates of the 3.95% Senior Notes are considered Level 1 fair value estimates in the fair value hierarchy of fair value accounting. The fair values of the Series A Notes and Series B Notes at June 30, 2019 and December 31, 2018 are based on discounted cash flows associated with the respective notes using current market rates of interest at those respective dates. For the Series A Notes, the current market rates used in measuring this fair value were 4.13% at June 30, 2019 and 4.97% at December 31, 2018. For the Series B Notes, the current market rates used in measuring this fair value were 3.96% at June 30, 2019 and 4.92% at December 31, 2018. These fair value estimates are based on observable market inputs and are considered Level 2 fair value estimates in the fair value hierarchy of fair value accounting.

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

Oil prices have recovered from a 12-year low of $26.19 in February 2016 and reached a high of $77.41 in June 2018. Oil prices remain volatile, as the closing price of oil reached a fourth quarter 2018 high of $76.40 per barrel on October 3, 2018, before declining by 42% over the course of three months to reach a low of $44.48 per barrel in late December 2018. Oil prices averaged $59.88 per barrel in the second quarter of 2019 and closed at $55.87 per barrel on July 22, 2019. Despite oil prices in the mid-$50s to low-$60s, drilling and pressure pumping activity has recently declined, largely as a result of reduced customer spending.

Our average active rig count for the second quarter of 2019 was 158 rigs, which included 157 rigs operating in the United States and one rig operating in Canada. This was a decrease from our average active rig count for the first quarter of 2019 of 175, which included 174 rigs in the United States and one rig in Canada. We believe our customers are slowing drilling and completion activity to smooth their spending run rate and reduce the risk of budget exhaustion later in 2019. We expect our rig count to average 142 rigs during the third quarter. Based on term contracts (contracts with a duration of six months or more) currently in place, we expect an average of 92 rigs operating under term contracts during the third quarter of 2019 and an average of 58 rigs operating under term contracts during the twelve months ending June 30, 2020.

In pressure pumping, we ended the second quarter with 15 active spreads compared to 16 at the end of the first quarter. Across the pressure pumping industry, we expect completion activity will follow drilling activity lower in the third quarter. We expect to maintain 15 active spreads during the third quarter, but we expect lower utilization of the active spreads will negatively impact pressure pumping revenues and margin.

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

We are highly impacted by operational risks, competition, labor issues, weather, the availability of products used in our pressure pumping business, supplier delays and various other factors that could materially adversely affect our business, financial condition, cash flows and results of operations. Please see “Risk Factors” included in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

For the three and six months ended June 30, 2019 and 2018, our operating revenues consisted of the following (dollars in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2019		2018		2019		2018
Contract drilling	$348,138	51.5%	$349,922	40.9%	$720,530	52.2%	$677,725	40.7%
Pressure pumping	251,008	37.2%	425,303	49.8%	498,609	36.1%	832,087	50.0%
Directional drilling	50,218	7.4%	52,705	6.2%	103,177	7.5%	101,321	6.1%
Other operations	26,401	3.9%	26,488	3.1%	57,620	4.2%	52,449	3.2%
	$675,765	100.0%	$854,418	100.0%	$1,379,936	100.0%	$1,663,582	100.0%

Contract Drilling

Contract drilling revenues accounted for 51.5% of our consolidated second quarter 2019 revenues, and contract drilling revenues decreased 0.5% over the comparable 2018 period.

We have addressed our customers’ needs for drilling horizontal wells in shale and other unconventional resource plays by improving the capabilities of our drilling fleet during the last several years. The U.S. land rig industry refers to certain high specification rigs as “super-spec” rigs. We consider a super-spec rig to be a 1,500 horsepower, AC powered rig that has at least a 750,000 pound hookload, a 7,500 psi circulating system, and is pad capable. As of June 30, 2019, our rig fleet included 198 APEX® rigs, of which 150 were considered super-spec rigs.

We maintain a backlog of commitments for contract drilling services under term contracts, which we define as contracts with a duration of six months or more. Our contract drilling backlog as of June 30, 2019 was approximately $720 million. Approximately 35% of the total June 30, 2019 backlog is reasonably expected to remain at June 30, 2020. We generally calculate our backlog by multiplying the dayrate under our term drilling contracts by the number of days remaining under the contract. The calculation does not include any revenues related to fees for other services such as for mobilization, other than initial mobilization, demobilization and customer reimbursables, nor does it include potential reductions in rates for unscheduled standby or during periods in which the rig is moving or incurring maintenance and repair time in excess of what is permitted under the drilling contract. For contracts that contain variable dayrate pricing, our backlog calculation uses the dayrate in effect for periods where the dayrate is fixed, and, for periods that remain subject to variable pricing, uses the commodity price in effect at June 30, 2019. In addition, our term drilling contracts are generally subject to termination by the customer on short notice and provide for an early termination payment to us in the event that the contract is terminated by the customer. For contracts on which we have received an early termination notice, our backlog calculation includes the early termination rate, instead of the dayrate, for the period over which we expect to receive the lower rate.

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

Pressure Pumping

Pressure pumping revenues accounted for 37.2% of our consolidated second quarter 2019 revenues and decreased 41.0% from the comparable 2018 period. As of June 30, 2019, we had approximately 1.6 million horsepower in our pressure pumping fleet. The pressure pumping market showed signs of oversupply in the second half of 2018 and was oversupplied in the first six months of 2019. In response to oversupplied market conditions, we reduced the number of active pressure pumping spreads to 15 early in the second quarter of 2019.

Directional Drilling

Directional drilling revenues accounted for 7.4% of our consolidated second quarter 2019 revenues and decreased 4.7% from the comparable 2018 period. We provide a comprehensive suite of directional drilling services in most major producing onshore oil and gas basins in the United States. Our directional drilling services include directional drilling, downhole performance motors, measurement-while-drilling, and wireline steering tools, and we provide services that improve the statistical accuracy of horizontal wellbore placement.

Other Operations

Other operations revenues accounted for 3.9% of our consolidated second quarter 2019 revenues and decreased 0.3% from the comparable 2018 period. Our oilfield rentals business, with a fleet of premium oilfield rental tools, provides the largest revenue contribution to our other operations and provides specialized services for land-based oil and natural gas drilling, completion and workover activities. Other operations also includes the results of our electrical controls and automation business, the results of our pipe handling components and related technology business, and the results of our ownership, as a non-operating working interest owner, in oil and natural gas assets that are primarily located in Texas and New Mexico.

For the three and six months ended June 30, 2019 and 2018, our operating loss consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Contract drilling	$16,494	$(251)	$37,711	$(17,354)
Pressure pumping	(14,408)	20,637	(33,176)	46,026
Directional drilling	(5,290)	(7,678)	(10,957)	(12,591)
Other operations	(7,317)	(4,777)	(12,521)	(8,866)
Corporate	(37,604)	(16,935)	(52,565)	(38,321)
	$(48,125)	$(9,004)	$(71,508)	$(31,106)

Additional discussion of our operating revenues and operating loss follows in the “Results of Operations” section.

Our consolidated net loss for the second quarter of 2019 was $49.4 million compared to a net loss of $10.7 million for the second quarter of 2018.

Results of Operations

The following tables summarize results of operations by business segment for the three months ended June 30, 2019 and 2018:

Contract Drilling	2019	2018	% Change
	(dollars in thousands)
Revenues	$348,138	$349,922	(0.5)%
Direct operating costs	201,792	217,674	(7.3)%
Margin (1)	146,346	132,248	10.7%
Selling, general and administrative	1,450	1,561	(7.1)%
Depreciation, amortization and impairment	128,402	130,938	(1.9)%
Operating income (loss)	$16,494	$(251)	NA
Operating days (2)	14,385	15,998	(10.1)%
Average revenue per operating day	$24.20	$21.87	10.6%
Average direct operating costs per operating day	$14.03	$13.61	3.1%
Average margin per operating day (1)	$10.17	$8.27	23.1%
Average rigs operating	158	176	(10.1)%
Capital expenditures	$47,664	$121,095	(60.6)%
(1)

Margin is defined as revenues less direct operating costs and excludes depreciation, amortization and impairment and selling, general and administrative expenses. Average margin per operating day is defined as margin divided by operating days.

(2)	A rig is considered to be operating if it is earning revenue pursuant to a contract on a given day.

Generally, the revenues in our contract drilling segment are most impacted by two primary factors: our average number of rigs operating and our average revenue per operating day. During the second quarter of 2019, our average number of rigs operating was 158, compared to 176 in the second quarter of 2018. Our average revenue per operating day is largely dependent on the pricing terms of our rig contracts.

Revenues decreased slightly due to a decrease in operating days. Average revenue per operating day increased compared to the second quarter of 2018. This increase was supported by our upgrades of additional rigs to super-spec capability.

Capital expenditures decreased from the comparable 2018 period primarily due to upgrading rigs to super-spec capability in 2018.

Pressure Pumping	2019	2018	% Change
	(dollars in thousands)
Revenues	$251,008	$425,303	(41.0)%
Direct operating costs	206,137	342,885	(39.9)%
Margin (1)	44,871	82,418	(45.6)%
Selling, general and administrative	3,094	3,919	(21.1)%
Depreciation, amortization and impairment	56,185	57,862	(2.9)%
Operating income (loss)	$(14,408)	$20,637	NA
Fracturing jobs	122	217	(43.8)%
Other jobs	193	264	(26.9)%
Total jobs	315	481	(34.5)%
Average revenue per fracturing job	$2,028.33	$1,932.62	5.0%
Average revenue per other job	$18.40	$22.44	(18.0)%
Average revenue per total job	$796.85	$884.21	(9.9)%
Average direct operating costs per total job	$654.40	$712.86	(8.2)%
Average margin per total job (1)	$142.45	$171.35	(16.9)%
Margin as a percentage of revenues (1)	17.9%	19.4%	(7.7)%
Capital expenditures	$38,802	$56,195	(31.0)%
(1)

Margin is defined as revenues less direct operating costs and excludes depreciation, amortization and impairment and selling, general and administrative expenses. Average margin per total job is defined as margin divided by total jobs. Margin as a percentage of revenues is defined as margin divided by revenues.

Generally, the revenues in our pressure pumping segment are most impacted by our number of fracturing jobs and the size (including whether or not we provide proppant and other materials) of those jobs, which is reflected in our average revenue per fracturing job. Direct operating costs are also most impacted by these same factors. We completed 122 fracturing jobs during the second quarter of 2019, compared to 217 fracturing jobs in the second quarter of 2018. Our average revenue per fracturing job was $2.028 million in the second quarter of 2019, compared to $1.933 million in the second quarter of 2018.

Selling, general and administrative expenses decreased primarily as a result of cost reduction efforts. The decrease in capital expenditures was primarily due to higher maintenance capital expenditures in the second quarter of 2018 when activity levels were higher.

Directional Drilling	2019	2018	% Change
	(dollars in thousands)
Revenues	$50,218	$52,705	(4.7)%
Direct operating costs	42,102	43,685	(3.6)%
Margin (1)	8,116	9,020	(10.0)%
Selling, general and administrative	2,536	4,824	(47.4)%
Depreciation and amortization	10,870	11,874	(8.5)%
Operating loss	$(5,290)	$(7,678)	(31.1)%
Capital expenditures	$3,450	$10,034	(65.6)%
(1)	Margin is defined as revenues less direct operating costs and excludes depreciation and amortization and selling, general and administrative expenses.

Directional drilling revenue decreased by $2.5 million from the second quarter of 2018 due primarily to decreased job activity, partially offset by increased revenue from Superior QC, LLC (“Superior QC”), which was acquired in the first quarter of 2018. Directional drilling direct operating costs decreased by $1.6 million from the second quarter of 2018 primarily due to cost reduction efforts.

Selling, general and administrative expense decreased from the second quarter of 2018 primarily as a result of cost reduction efforts. The decrease in capital expenditures was primarily due to higher capital expenditures in the second quarter of 2018 in response to market demand and equipment upgrades.

Other Operations	2019	2018	% Change
	(dollars in thousands)
Revenues	$26,401	$26,488	(0.3)%
Direct operating costs	17,612	17,513	0.6%
Margin (1)	8,789	8,975	(2.1)%
Selling, general and administrative	4,649	3,923	18.5%
Depreciation, depletion, amortization and impairment	11,457	9,829	16.6%
Operating loss	$(7,317)	$(4,777)	53.2%
Capital expenditures	$6,230	$7,311	(14.8)%
(1)	Margin is defined as revenues less direct operating costs and excludes depreciation, depletion, amortization and impairment and selling, general and administrative expenses.

Depreciation, depletion, amortization and impairment expense in 2019 includes approximately $1.1 million of oil and natural gas property impairments, whereas no oil and natural gas property impairments were recorded in 2018.

Corporate	2019	2018	% Change
	(dollars in thousands)
Selling, general and administrative	$23,165	$21,436	8.1%
Merger and integration expenses	$—	$747	(100.0)%
Depreciation	$1,774	$1,881	(5.7)%
Other operating expenses (income), net
Net gain on asset disposals	$(3,971)	$(7,062)	(43.8)%
Legal-related expenses and settlements, net of insurance reimbursements	—	3,441	(100.0)%
Research and development	371	—	100%
Other	12,671	(3,508)	NA
Other operating expenses (income), net	$9,071	$(7,129)	NA
Provision for bad debts	$3,594	$—	100.0%
Interest income	$1,756	$2,360	(25.6)%
Interest expense	$13,298	$12,667	5.0%
Other income	$92	$216	(57.4)%
Capital expenditures	$773	$227	240.5%

Selling, general and administrative expense increased in 2019 primarily due to an increase in compensation related expenses. Merger and integration expenses incurred in 2018 are related to the Seventy Seven Energy Inc. (“SSE”) merger. Other operating expenses (income), net includes net gains associated with the disposal of assets. Accordingly, the related gains or losses have been excluded from the results of specific segments. The majority of the net gain on asset disposals during 2019 reflect gains on disposal of drilling equipment. Legal-related expenses and settlements in 2018 includes insurance deductibles and investigation costs related to an accident at a drilling site in January 2018.

Other operating expenses (income), net includes a $12.7 million charge recorded in the quarter ended June 30, 2019 related to a 2017 capacity reservation agreement that required a cash deposit to increase our access to finer grades of sand for our pressure pumping business. As market prices for sand have substantially decreased since 2017, we have purchased lower cost sand outside of this capacity reservation contract and have revalued the deposit at its expected realizable value. Other operating expenses (income), net also includes a $3.5 million gain recorded in the quarter ended June 30, 2018 related to the collection of a note receivable that had been recorded at a discount. A provision for bad debts was recognized in 2019 with respect to accounts receivable balances that are estimated to be uncollectible.

The following tables summarize results of operations by business segment for the six months ended June 30, 2019 and 2018:

Contract Drilling	2019	2018	% Change
	(dollars in thousands)
Revenues	$720,530	$677,725	6.3%
Direct operating costs	420,994	430,257	(2.2)%
Margin (1)	299,536	247,468	21.0%
Selling, general and administrative	3,106	2,967	4.7%
Depreciation, amortization and impairment	258,719	261,855	(1.2)%
Operating income (loss)	$37,711	$(17,354)	NA
Operating days	30,172	31,216	(3.3)%
Average revenue per operating day	$23.88	$21.71	10.0%
Average direct operating costs per operating day	$13.95	$13.78	1.2%
Average margin per operating day (1)	$9.93	$7.93	25.2%
Average rigs operating	167	172	(2.9)%
Capital expenditures	$123,389	$196,342	(37.2)%
(1)

Margin is defined as revenues less direct operating costs and excludes depreciation, amortization and impairment and selling, general and administrative expenses. Average margin per operating day is defined as margin divided by operating days.

During the first six months of 2019, our average number of rigs operating was 167, compared to 172 in the same period of 2018. Our average rig revenue per operating day was $23,880 in the first half of 2019, compared to $21,710 in the first half of 2018. Our average revenue per operating day is largely dependent on the pricing terms of our rig contracts.

Revenues increased primarily due to higher average revenue per operating day supported by higher day rates on term contracts.

Capital expenditures decreased over the comparable 2018 period due to upgrading rigs to super-spec capability in 2018.

Pressure Pumping	2019	2018	% Change
	(dollars in thousands)
Revenues	$498,609	$832,087	(40.1)%
Direct operating costs	408,885	663,855	(38.4)%
Margin (1)	89,724	168,232	(46.7)%
Selling, general and administrative	6,580	7,822	(15.9)%
Depreciation, amortization and impairment	116,320	114,384	1.7%
Operating income (loss)	$(33,176)	$46,026	NA
Fracturing jobs	286	421	(32.1)%
Other jobs	456	544	(16.2)%
Total jobs	742	965	(23.1)%
Average revenue per fracturing job	$1,711.92	$1,948.88	(12.2)%
Average revenue per other job	$19.73	$21.34	(7.5)%
Average revenue per total job	$671.98	$862.27	(22.1)%
Average direct operating costs per total job	$551.06	$687.93	(19.9)%
Average margin per total job (1)	$120.92	$174.33	(30.6)%
Margin as a percentage of revenues (1)	18.0%	20.2%	(10.9)%
Capital expenditures and acquisitions	$70,202	$81,118	(13.5)%

(1)

Margin is defined as revenues less direct operating costs and excludes depreciation, amortization and impairment and selling, general and administrative expenses. Average margin per total job is defined as margin divided by total jobs. Margin as a percentage of revenues is defined as margin divided by revenues.

We completed 286 fracturing jobs during the first six months of 2019, compared to 421 fracturing jobs in the same period of 2018. Our average revenue per fracturing job was $1.712 million in the first half of 2019, compared to $1.949 million in the first half of 2018.

Revenues and direct operating costs during the six months ended June 30, 2019 decreased primarily due to a decline in the number of fracturing jobs, as compared to the six months ended June 30, 2018. Average revenue and direct operating costs per job were impacted by lower demand, more customers self-sourcing products and decreases in product prices.

The decrease in capital expenditures was primarily due to higher maintenance capital expenditures in the second quarter of 2018 when activity levels were higher.

Directional Drilling	2019	2018	% Change
	(dollars in thousands)
Revenues	$103,177	$101,321	1.8%
Direct operating costs	87,704	81,374	7.8%
Margin (1)	15,473	19,947	(22.4)%
Selling, general and administrative	5,193	9,762	(46.8)%
Depreciation and amortization	21,237	22,776	(6.8)%
Operating loss	$(10,957)	$(12,591)	(13.0)%
Capital expenditures	$5,562	$22,863	(75.7)%

(1)	Margin is defined as revenues less direct operating costs and excludes depreciation and amortization and selling, general and administrative expenses.

Directional drilling direct operating costs increased by $6.3 million from the six months ended June 30, 2018 due primarily to increased repairs and maintenance expense and labor costs.

Selling, general and administrative expense decreased in the six months ended June 30, 2019 primarily as a result of cost reduction efforts. The decrease in capital expenditures was primarily due to higher capital expenditures in 2018 in response to market demand and equipment upgrades.

Other Operations	2019	2018	% Change
	(dollars in thousands)
Revenues	$57,620	$52,449	9.9%
Direct operating costs	39,385	35,258	11.7%
Margin (1)	18,235	17,191	6.1%
Selling, general and administrative	7,511	6,914	8.6%
Depreciation, depletion, amortization and impairment	23,245	19,143	21.4%
Operating loss	$(12,521)	$(8,866)	41.2%
Capital expenditures	$14,003	$16,707	(16.2)%

(1)	Margin is defined as revenues less direct operating costs and excludes depreciation, depletion, amortization and impairment and selling, general and administrative expenses

Revenues, direct operating costs, selling, general and administrative expense and depreciation, depletion and impairment expense from other operations increased primarily as a result of an increase in the volume of services provided and the acquisition of Current Power Solutions, Inc. in the fourth quarter of 2018. Capital expenditures decreased in 2019 primarily due to a decrease in oil and natural gas capital expenditures.

Corporate	2019	2018	% Change
	(dollars in thousands)
Selling, general and administrative	$45,059	$41,015	9.9%
Merger and integration expenses	$—	$2,738	(100.0)%
Depreciation	$3,577	$4,118	(13.1)%
Other operating expenses (income), net
Net gain on asset disposals	$(10,516)	$(17,472)	(39.8)%
Legal-related expenses and settlements, net of insurance reimbursements	(3,471)	9,321	NA
Research and development	1,726	2,109	(18.2)%
Other	12,596	(3,508)	NA
Other operating expenses (income), net	$335	$(9,550)	NA
Provision for bad debts	$3,594	$—	100.0%
Interest income	$2,788	$3,783	(26.3)%
Interest expense	$26,282	$26,292	(0.0)%
Other income	$209	$385	(45.7)%
Capital expenditures	$2,104	$753	179.4%

Selling, general and administrative expense increased in the six months ended June 30, 2019 due to an increase in compensation related expenses. Merger and integration expenses incurred in 2018 are related to the SSE merger, MS Directional, LLC (f/k/a Multi-Shot, LLC) acquisition and Superior QC acquisition. Other operating expenses (income), net includes net gains associated with the disposal of assets. Accordingly, the related gains or losses have been excluded from the results of specific segments. The majority of the net gain on asset disposals during 2019 reflect gains on disposal of drilling equipment. Legal-related expenses and settlements in 2018 includes insurance deductibles and investigation costs related to an accident at a drilling site in January 2018. Legal-related expenses and settlements in 2019 includes proceeds from insurance claims.

Other operating expenses (income), net includes a $12.7 million charge recorded in the quarter ended June 30, 2019 related to a 2017 capacity reservation agreement that required a cash deposit to increase our access to finer grades of sand for our pressure pumping business. As market prices for sand have substantially decreased since 2017, we have purchased lower cost sand outside of this capacity reservation contract and have revalued the deposit at its expected realizable value. Other operating expenses (income), net includes a $3.5 million gain recorded in the quarter ended June 30, 2018 related to the collection of a note receivable that had been recorded at a discount. A provision for bad debts was recognized in 2019 with respect to accounts receivable balances that are estimated to be uncollectible.

Income Taxes

Our effective income tax rate fluctuates from the U.S. statutory tax rate based on, among other factors, changes in pretax income in jurisdictions with varying statutory tax rates, the impact of U.S. state and local taxes, and other differences related to the recognition of income and expense between U.S. GAAP and tax accounting.

Our effective income tax rate for the three months ended June 30, 2019 was 17.0%, compared with 43.9% for the three months ended June 30, 2018. The higher effective income tax rate for the three months ended June 30, 2018 was primarily attributable to changes in forecasted annual pretax income from the first quarter of 2018 to the second quarter of 2018. We also recorded tax expense related to the vesting of share-based compensation during the second quarter of 2019.

Our effective income tax rate for the six months ended June 30, 2019 was 17.7%, compared with 15.2% for the six months ended June 30, 2018. The change in the effective income tax rate for the six months ended June 30, 2019 was primarily attributable to the impact of various non-deductible expenses for U.S. tax purposes when measured against annual forecasted pretax book income in the computation of the effective tax rate, as well as the impact of non-U.S. valuation allowances booked in 2018.

We continue to monitor income tax developments in the United States and other countries affecting us. In December 2017, the United States enacted U.S. Tax Reform, which materially impacted the consolidated financial statements by decreasing the U.S. corporate statutory tax rate and significantly affecting future periods. We expect several proposed U.S. Treasury regulations under U.S. Tax Reform that were issued during 2018 to be finalized during 2019, as well as additional regulations to be proposed and finalized during 2019. We will incorporate into our future financial statements the impacts, if any, of these regulations and additional authoritative guidance when finalized.

Liquidity and Capital Resources

Our liquidity as of June 30, 2019 included approximately $428 million in working capital, including $256 million of cash and cash equivalents, and approximately $600 million available under our revolving credit facility.

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

We believe our current liquidity, together with cash expected to be generated from operations, should provide us with sufficient ability to fund our current plans to maintain and make improvements to our existing equipment, service our debt and pay cash dividends for at least the next 12 months. Given our current public market equity valuation, our cash balance and expected future cash flow generation, we will likely allocate additional capital to both share repurchases and debt repayment in the back half of 2019.

If we pursue opportunities for growth that require capital, we believe we would be able to satisfy these needs through a combination of working capital, cash flows from operating activities, borrowing capacity under our revolving credit facility or additional debt or equity financing. However, there can be no assurance that such capital will be available on reasonable terms, if at all.

During the six months ended June 30, 2019, our sources of cash flow included:

•	$365 million from operating activities, and
•	$31.5 million in proceeds from the disposal of property and equipment and insurance proceeds.

During the six months ended June 30, 2019, we used $16.8 million to pay dividends on our common stock, $154 million for the repurchases of our common stock and $215 million:

•	to make capital expenditures for the acquisition, betterment and refurbishment of drilling rigs and pressure pumping equipment,
•	to acquire and procure equipment and facilities to support our drilling, pressure pumping, directional drilling, oilfield rentals and manufacturing operations, and
•	to fund investments in oil and natural gas properties on a non-operating working interest basis.

We paid cash dividends during the six months ended June 30, 2019 as follows:

	Per Share	Total
		(in thousands)
Paid on March 21, 2019	$0.04	$8,499
Paid on June 20, 2019	0.04	8,344
	$0.08	$16,843

On July 24, 2019, our Board of Directors approved a cash dividend on our common stock in the amount of $0.04 per share to be paid on September 19, 2019 to holders of record as of September 5, 2019. The amount and timing of all future dividend payments, if any, are subject to the discretion of the Board of Directors and will depend upon business conditions, results of operations, financial condition, terms of our debt agreements and other factors.

On September 6, 2013, our Board of Directors approved a stock buyback program that authorized purchases of up to $200 million of our common stock in open market or privately negotiated transactions. On July 25, 2018, our Board of Directors approved an increase of the authorization under the stock buyback program to allow for $250 million of future share repurchases. On February 6, 2019, our Board of Directors approved another increase of the authorization under the stock buyback program to allow for $250 million of future share repurchases. All purchases executed to date have been through open market transactions. Purchases under the program are made at management’s discretion, at prevailing prices, subject to market conditions and other factors. Purchases may be made at any time without prior notice. Shares of stock purchased under the buyback program are held as treasury shares. There is no expiration date associated with the buyback program. As of June 30, 2019, we had remaining authorization to purchase approximately $100 million of our outstanding common stock under the stock buyback program. On July 24, 2019, our Board of Directors approved another increase of the authorization under the stock buyback program to allow for $250 million of future share repurchases.

Treasury stock acquisitions during the six months ended June 30, 2019 were as follows (dollars in thousands):

	Shares	Cost
Treasury shares at beginning of period	53,701,096	$1,080,448
Purchases pursuant to stock buyback program	11,745,128	150,110
Acquisitions pursuant to long-term incentive plan (1)	912,338	12,890
Other	31,013	371
Treasury shares at end of period	66,389,575	$1,243,819
(1)

We withheld 912,338 shares during the first two quarters of 2019 with respect to the exercise price and employees’ tax withholding obligations upon the exercise of stock options and the employees’ tax withholding obligations upon the settlement of performance unit awards and the vesting of restricted stock and restricted stock units. These shares were acquired at fair market value. These acquisitions were made pursuant to the terms of the Patterson-UTI Energy, Inc. Amended and Restated 2014 Long-Term Incentive Plan and not pursuant to the stock buyback program.

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

As of June 30, 2019, we had no amounts outstanding under our revolving credit facility. We had $81,000 in letters of credit outstanding under our revolving credit facility at June 30, 2019 and, as a result, had available borrowing capacity of approximately $600 million at that date.

2015 Reimbursement Agreement — On March 16, 2015, we entered into a Reimbursement Agreement (the “Reimbursement Agreement”) with The Bank of Nova Scotia (“Scotiabank”), pursuant to which we may from time to time request that Scotiabank issue an unspecified amount of letters of credit. As of June 30, 2019, we had $63.3 million in letters of credit outstanding under the Reimbursement Agreement.

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

The respective note purchase agreements require compliance with two financial covenants. We must not permit our debt to capitalization ratio to exceed 50% at any time. The note purchase agreements generally define the debt to capitalization ratio as the ratio of (a) total borrowed money indebtedness to (b) the sum of such indebtedness plus consolidated net worth, with consolidated net worth determined as of the last day of the most recently ended fiscal quarter. We also must not permit our interest coverage ratio as of the last day of a fiscal quarter to be less than 2.50 to 1.00. The note purchase agreements generally define the interest coverage ratio as the ratio of EBITDA for the four prior fiscal quarters to interest charges for the same period. We were in compliance with these covenants at June 30, 2019. We do not expect that the restrictions and covenants will impair, in any material respect, our ability to operate or react to opportunities that might arise.

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

Commitments— As of June 30, 2019, we maintained letters of credit in the aggregate amount of $63.4 million primarily for the benefit of various insurance companies as collateral for retrospective premiums and retained losses which could become payable under the terms of the underlying insurance contracts. These letters of credit expire annually at various times during the year and are typically renewed. As of June 30, 2019, no amounts had been drawn under the letters of credit.

As of June 30, 2019, we had commitments to purchase major equipment and make investments totaling approximately $72.8 million for our drilling, pressure pumping, directional drilling and oilfield rentals businesses.

Our pressure pumping business has entered into agreements to purchase minimum quantities of proppants and chemicals from certain vendors. The agreements expire in years 2019 through 2023. As of June 30, 2019, the remaining obligation under these agreements was approximately $42.2 million, of which approximately $14.9 million relates to purchases required during the remainder of 2019. In the event the required minimum quantities are not purchased during any contract year, we could be required to make a liquidated damages payment to the respective vendor for any shortfall.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
	(in thousands)
Net loss	$(49,447)	$(10,713)	$(78,061)	$(45,130)
Income tax benefit	(10,128)	(8,382)	(16,732)	(8,100)
Net interest expense	11,542	10,307	23,494	22,509
Depreciation, depletion, amortization and impairment	208,688	212,384	423,098	422,276
Adjusted EBITDA	$160,655	$203,596	$351,799	$391,555

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

Volatility of Oil and Natural Gas Prices and its Impact on Operations and Financial Condition

Our revenue, profitability and cash flows are highly dependent upon prevailing prices for oil and natural gas and expectations about future prices. For many years, oil and natural gas prices and markets have been extremely volatile. Prices are affected by many factors beyond our control. The closing price of oil was as high as $107.95 per barrel of West Texas Intermediate in June 2014. Prices began to fall in the third quarter of 2014 and reached a twelve-year low of $26.19 in February 2016. Oil prices have recovered from the lows experienced in the first quarter of 2016. Oil prices reached a high of $77.41 in June 2018. Oil prices remain volatile, as the closing price of oil reached a fourth quarter 2018 high of $76.40 per barrel on October 3, 2018, before declining by 42% over the course of three months to reach a low of $44.48 per barrel in late December 2018. Oil prices averaged $59.88 per barrel in the second quarter of 2019 and closed at $55.87 on July 22, 2019. U.S. rig counts increased in response to improved oil prices in early 2018. Despite oil prices in the mid-$50s to low-$60s, drilling and pressure pumping activity has recently declined, largely as a result of reduced customer spending.

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

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

As of June 30, 2019, we would have had exposure to interest rate market risk associated with any borrowings that we had under the Credit Agreement and the Reimbursement Agreement.

Loans under the Credit Agreement bear interest by reference, at our election, to the LIBOR rate or base rate. The applicable margin on LIBOR rate loans varies from 1.00% to 2.00% and the applicable margin on base rate loans varies from 0.00% to 1.00%, in each case determined based on our credit rating. As of June 30, 2019, the applicable margin on LIBOR rate loans was 1.5% and the applicable margin on base rate loans was 0.5%. As of June 30, 2019, we had no amounts outstanding under our revolving credit facility. The interest rate on borrowings outstanding under our revolving credit facility is variable and adjusts at each interest payment date based on our election of LIBOR or the base rate.

Under the Reimbursement Agreement, we will reimburse Scotiabank on demand for any amounts that Scotiabank has disbursed under any letters of credit. We are obligated to pay Scotiabank interest on all amounts not paid by us on the date of demand or when otherwise due at the LIBOR rate plus 2.25% per annum. As of June 30, 2019, no amounts had been disbursed under any letters of credit.

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

Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10‑Q. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of June 30, 2019.

Changes in Internal Control Over Financial Reporting —There were no changes in our internal control over financial reporting during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act.

PART II — OTHER INFORMATION

ITEM 1. Legal Proceedings

On January 22, 2018, an accident at a drilling site in Pittsburg County, Oklahoma resulted in the losses of life of five people, including three of our employees. The EPA, OSHA and the CSB initiated investigations related to this accident. We have cooperated with each of these agencies during its investigation. Our last communication with the EPA was in February 2018. On June 12, 2019, the CSB released its investigation report and issued 19 operational-related recommendations to eight different parties, including five recommendations to us.

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

Lawsuits have been filed in the District Court for Pittsburg County, Oklahoma in connection with the five individuals who lost their lives and one of our employees who was injured in the accident. The lawsuits were consolidated for discovery purposes under Cause No. CJ-2018-60 (the “Litigation”). We have finalized settlement agreements with each of the plaintiffs who brought wrongful death lawsuits, and we have been dismissed from those lawsuits. The remaining lawsuit by our surviving employee alleges various causes of action against us including negligence, negligence per se, gross negligence and intentional conduct, and the plaintiff seeks an unspecified amount of damages, including punitive or exemplary damages, costs, interest, and other relief. We dispute the plaintiff’s allegations against us and intend to continue to defend ourselves vigorously. Based on the information we have available as of the date of this Report, we believe that we have adequate insurance to cover the Litigation. However, if this accident is not fully covered by insurance or an enforceable and recoverable indemnity from a third party, it could have a material adverse effect on our business, financial condition, cash flows and results of operations.

Additionally, we are party to various legal proceedings arising in the normal course of our business.

We do not believe that the outcome of these proceedings, either individually or in the aggregate, will have a material adverse effect on our financial condition, cash flows and results of operations.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

The table below sets forth the information with respect to purchases of our common stock made by us during the quarter ended June 30, 2019.

				Approximate Dollar
			Total Number of	Value of Shares
			Shares (or Units)	That May Yet Be
			Purchased as Part	Purchased Under the
	Total	Average Price	of Publicly	Plans or
	Number of Shares	Paid per	Announced Plans	Programs (in
Period Covered	Purchased (1)	Share	or Programs	thousands)(2)
April 2019	808,534	$14.54	—	$174,890
May 2019	—	$—	—	$174,890
June 2019	6,471,573	$11.82	6,336,996	$99,890
Total	7,280,107		6,336,996	$99,890

(1)

We withheld 912,098 shares in the second quarter with respect to the exercise price and employees’ tax withholding obligations upon the exercise of stock options and the employees’ tax withholding obligations upon the settlement of performance unit awards and the vesting of restricted stock and restricted stock units. These shares were acquired at fair market value pursuant to the terms of the Patterson-UTI Energy, Inc. Amended and Restated 2014 Long-Term Incentive Plan and not pursuant to the stock buyback program.

(2)

On September 9, 2013, we announced that our Board of Directors approved a stock buyback program authorizing purchases of up to $200 million of our common stock in open market or privately negotiated transactions. On July 26, 2018, we announced that our Board of Directors approved an increase of the authorization under the stock buyback program to allow for $250 million of future share repurchases. On February 7, 2019, we announced that our Board of Directors approved another increase of the authorization under the stock buyback program to allow for $250 million of future share repurchases. All purchases executed to date have been through open market transactions. Purchases under the program are made at management’s discretion, at prevailing prices, subject to market conditions and other factors. Purchases may be made at any time without prior notice. Shares of stock purchased under the buyback program are held as treasury shares. There is no expiration date associated with the buyback program. On July 25, 2019, we announced that our Board of Directors approved another increase of the authorization under the stock buyback program to allow for $250 million of future share repurchases.

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

10.1

Patterson-UTI Energy, Inc. 2014 Long-Term Incentive Plan, as amended and restated and further amended effective June 6, 2019 (filed June 6, 2019 as Exhibit 10.1 to the Company’s Current Report on Form 8-K and incorporated herein by reference).

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	filed herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PATTERSON-UTI ENERGY, INC.

By:	/s/ C. Andrew Smith
C. Andrew Smith
Executive Vice President and
Chief Financial Officer
(Principal Financial and Accounting Officer and Duly Authorized Officer)

Date: July 29, 2019