Form 10-K/A
period 2019-12-31
PATTERSON UTI ENERGY INC
filed 2020-02-14
CIK 889900

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

EXPLANATORY NOTE

Patterson-UTI Energy, Inc. (the “Company”) is filing this Amendment No. 1 (“Form 10-K/A”) to its Annual Report on Form 10-K for the year ended December 31, 2019, as filed with the Securities and Exchange Commission on February 13, 2020 (the “Original Form 10-K”), solely to correct a typographical error in the text of the Consent of Independent Registered Public Accounting Firm, which was filed as an exhibit to the Original Form 10-K (the “Consent”). The Consent incorrectly identified the date of the report of PricewaterhouseCoopers LLP included in the Original Form 10-K. A corrected consent with corrected information is filed as an exhibit attached hereto. There are no other changes to the Original Form 10-K or the Consent.

This Form 10-K/A speaks as of the original filing date of the Original Form 10-K, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the Original Form 10-K.

PART IV

Item 15. Exhibits and Financial Statement Schedule.

(a)(3) Exhibits

The following exhibits are filed herewith.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Patterson-UTI Energy, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PATTERSON-UTI ENERGY, INC.

By:	/s/ C. Andrew Smith
C. Andrew Smith
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: February 14, 2020