Form 10-Q
period 2020-03-31
PATTERSON UTI ENERGY INC
filed 2020-04-28
CIK 889900

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to
Commission file number 1-39270

Patterson-UTI Energy, Inc.

(Exact name of registrant as specified in its charter)

Delaware	75-2504748
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10713 W. Sam Houston Pkwy N, Suite 800 Houston, Texas	77064
(Address of principal executive offices)	(Zip Code)

(281) 765-7100

(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, $0.01 Par Value	PTEN	The Nasdaq Global Select Market
Preferred Stock Purchase Rights		The Nasdaq Global Select Market

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

186,503,007 shares of common stock, $0.01 par value, as of April 23, 2020

PATTERSON-UTI ENERGY, INC. AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION

ITEM 1. Financial Statements

The following unaudited condensed consolidated financial statements include all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented.

PATTERSON-UTI ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited, in thousands, except share data)

	March 31,	December 31,
	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$152,200	$174,185
Accounts receivable, net of allowance for credit losses of $7,571 and $6,516 at March 31, 2020 and December 31, 2019, respectively	319,072	339,699
Federal and state income taxes receivable	8,374	6,397
Inventory	34,142	36,357
Other	70,919	75,177
Total current assets	584,707	631,815
Property and equipment, net	3,187,159	3,306,677
Right of use asset	29,570	31,275
Goodwill and intangible assets	43,640	444,004
Deposits on equipment purchases	6,730	8,066
Other	18,478	17,778
Total assets	$3,870,284	$4,439,615
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$140,102	$170,475
Federal and state income taxes payable	341	342
Accrued liabilities	204,346	219,850
Lease liability	9,493	9,935
Total current liabilities	354,282	400,602
Long-term lease liability	25,512	26,644
Long-term debt, net of debt discount and issuance costs of $8,232 and $8,460 at March 31, 2020 and December 31, 2019, respectively	966,768	966,540
Deferred tax liabilities, net	134,765	202,959
Other	10,064	9,250
Total liabilities	1,491,391	1,605,995
Commitments and contingencies (see Note 9)
Stockholders' equity:
Preferred stock, par value $.01; authorized 1,000,000 shares, no shares issued	—	—
Common stock, par value $.01; authorized 400,000,000 shares with 269,523,313 and 269,372,257 issued and 186,357,521 and 192,035,870 outstanding at March 31, 2020 and December 31, 2019, respectively	2,695	2,694
Additional paid-in capital	2,884,839	2,875,680
Retained earnings	852,426	1,294,902
Accumulated other comprehensive income	4,092	5,478
Treasury stock, at cost, 83,165,792 and 77,336,387 shares at March 31, 2020 and December 31, 2019, respectively	(1,365,159)	(1,345,134)
Total stockholders' equity	2,378,893	2,833,620
Total liabilities and stockholders' equity	$3,870,284	$4,439,615

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PATTERSON-UTI ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited, in thousands, except per share data)

	Three Months Ended
	March 31,
	2020	2019
Operating revenues:
Contract drilling	$267,364	$372,392
Pressure pumping	125,107	247,601
Directional drilling	34,485	52,959
Other	18,971	31,219
Total operating revenues	445,927	704,171
Operating costs and expenses:
Contract drilling	163,420	219,202
Pressure pumping	114,855	202,748
Directional drilling	32,329	45,602
Other	16,024	21,773
Depreciation, depletion, amortization and impairment	186,797	214,410
Impairment of goodwill	395,060	—
Selling, general and administrative	30,346	32,555
Credit loss expense	1,055	—
Other operating expenses (income), net	451	(8,736)
Total operating costs and expenses	940,337	727,554
Operating loss	(494,410)	(23,383)

Other income (expense):
Interest income	657	1,032
Interest expense, net of amount capitalized	(11,224)	(12,984)
Other	85	117
Total other expense	(10,482)	(11,835)

Loss before income taxes	(504,892)	(35,218)

Income tax benefit	(70,170)	(6,604)

Net loss	$(434,722)	$(28,614)

Net loss per common share:
Basic	$(2.28)	$(0.14)
Diluted	$(2.28)	$(0.14)

Weighted average number of common shares outstanding:
Basic	190,674	211,868
Diluted	190,674	211,868
Cash dividends per common share	$0.04	$0.04

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PATTERSON-UTI ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(unaudited, in thousands)

	Three Months Ended
	March 31,
	2020	2019
Net loss	$(434,722)	$(28,614)
Other comprehensive income (loss), net of taxes of $0 for all periods:
Foreign currency translation adjustment	(1,386)	944
Total comprehensive loss	$(436,108)	$(27,670)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PATTERSON-UTI ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(unaudited, in thousands)

					Accumulated
	Common Stock		Additional		Other
	Number of		Paid-in	Retained	Comprehensive	Treasury
	Shares	Amount	Capital	Earnings	Income (Loss)	Stock	Total
Balance, December 31, 2019	269,372	$2,694	$2,875,680	$1,294,902	$5,478	$(1,345,134)	$2,833,620
Net loss	—	—	—	(434,722)	—	—	(434,722)
Foreign currency translation adjustment	—	—	—	—	(1,386)	—	(1,386)
Vesting of restricted stock units	151	1	(1)	—	—	—	—
Stock-based compensation	—	—	9,160	—	—	—	9,160
Payment of cash dividends	—	—	—	(7,629)	—	—	(7,629)
Dividend equivalents	—	—	—	(125)	—	—	(125)
Purchase of treasury stock	—	—	—	—	—	(20,025)	(20,025)
Balance, March 31, 2020	269,523	$2,695	$2,884,839	$852,426	$4,092	$(1,365,159)	$2,378,893

					Accumulated
	Common Stock		Additional		Other
	Number of		Paid-in	Retained	Comprehensive	Treasury
	Shares	Amount	Capital	Earnings	Income (Loss)	Stock	Total
Balance, December 31, 2018	267,316	$2,673	$2,827,154	$1,753,557	$2,487	$(1,080,448)	$3,505,423
Net loss	—	—	—	(28,614)	—	—	(28,614)
Foreign currency translation adjustment	—	—	—	—	944	—	944
Vesting of restricted stock units	38	—	—	—	—	—	—
Forfeitures of restricted stock	(1)	—	—	—	—	—	—
Stock-based compensation	—	—	9,338	—	—	—	9,338
Payment of cash dividends	—	—	—	(8,499)	—	—	(8,499)
Dividend equivalents	—	—	—	(110)	—	—	(110)
Purchase of treasury stock	—	—	—	—	—	(75,113)	(75,113)
Balance, March 31, 2019	267,353	$2,673	$2,836,492	$1,716,334	$3,431	$(1,155,561)	$3,403,369

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PATTERSON-UTI ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Three Months Ended
	March 31,
	2020	2019
Cash flows from operating activities:
Net loss	$(434,722)	$(28,614)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, depletion, amortization and impairment	186,797	214,410
Impairment of goodwill	395,060	—
Dry holes and abandonments	174	21
Deferred income tax benefit	(68,194)	(6,604)
Stock-based compensation expense	9,160	9,338
Net gain on asset disposals	(1,239)	(6,545)
Credit loss expense	1,055	—
Amortization of debt discount and issuance costs	228	221
Changes in operating assets and liabilities:
Accounts receivable	19,490	10,929
Income taxes receivable/payable	(1,978)	(14)
Inventory and other assets	8,392	6,592
Accounts payable	(22,999)	(17,858)
Accrued liabilities	(15,592)	2,871
Other liabilities	(2,341)	(915)
Net cash provided by operating activities	73,291	183,832
Cash flows from investing activities:
Acquisitions, net of cash acquired	—	(13)
Purchases of property and equipment	(71,928)	(118,341)
Proceeds from disposal of assets and insurance claims	4,280	22,054
Net cash used in investing activities	(67,648)	(96,300)
Cash flows from financing activities:
Purchases of treasury stock	(20,025)	(75,113)
Dividends paid	(7,629)	(8,499)
Net cash provided by financing activities	(27,654)	(83,612)
Effect of foreign exchange rate changes on cash	26	(48)
Net increase in cash and cash equivalents	(21,985)	3,872
Cash and cash equivalents at beginning of period	174,185	245,029
Cash and cash equivalents at end of period	$152,200	$248,901
Supplemental disclosure of cash flow information:
Net cash paid during the period for:
Interest, net of capitalized interest of $252 in 2020 and $257 in 2019	$(11,401)	$(10,689)
Income taxes	(2)	(15)
Non-cash investing and financing activities:
Net decrease in payables for purchases of property and equipment	$(7,365)	$(10,764)
Net decrease in deposits on equipment purchases	1,336	1,535

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PATTERSON-UTI ENERGY, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

Basis of presentation – The unaudited interim condensed consolidated financial statements include the accounts of Patterson-UTI Energy, Inc. and its wholly-owned subsidiaries (collectively referred to herein as “we,” “us,” “our,” “ours” and like terms). All significant intercompany accounts and transactions have been eliminated. Except for wholly-owned subsidiaries, we have no controlling financial interests in any other entity which would require consolidation. As used in these notes, “we,” “us,” “our,” “ours” and like terms refer collectively to Patterson-UTI Energy, Inc. and its consolidated subsidiaries. Patterson-UTI Energy, Inc. conducts its business operations through its wholly-owned subsidiaries and has no employees or independent operations.

The unaudited interim condensed consolidated financial statements have been prepared by us pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been omitted pursuant to such rules and regulations, although we believe the disclosures included either on the face of the financial statements or herein are sufficient to make the information presented not misleading. In the opinion of management, all recurring adjustments considered necessary for a fair statement of the information in conformity with U.S. GAAP have been included. The unaudited condensed consolidated balance sheet as of December 31, 2019, as presented herein, was derived from our audited consolidated balance sheet but does not include all disclosures required by U.S. GAAP. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019. The results of operations for the three months ended March 31, 2020 are not necessarily indicative of the results to be expected for the full year.

The U.S. dollar is the functional currency for all of our operations except for our Canadian operations, which use the Canadian dollar as their functional currency. The effects of exchange rate changes are reflected in accumulated other comprehensive income, which is a separate component of stockholders’ equity.

Recently Adopted Accounting Standards – In February 2016, the FASB issued an accounting standards update to provide guidance for the accounting for leasing transactions. The standard requires the lessee to recognize a lease liability along with a right-of-use asset for all leases with a term longer than one year. A lessee is permitted to make an accounting policy election by class of underlying asset to not recognize the lease liability and related right-of-use asset for leases with a term of one year or less. The provisions of this standard also apply to situations where we are the lessor. For operating leases as a lessor, the minimum lease payments received are recognized as lease income on a straight-line basis over the lease term and the leased asset continues to be accounted for in accordance with Topic 360 within property and equipment, net in the condensed consolidated balance sheet. We adopted this new leasing guidance effective January 1, 2019.

In June 2016, the FASB issued an accounting standards update on measurement of credit losses on financial instruments. The new guidance requires us to measure all expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions and reasonable and supportable forecasts. The new standard is effective for fiscal years beginning after December 15, 2019, including all interim periods within those years. We adopted ASU 2016-13 as of January 1, 2020. The adoption of this guidance and recognition of a loss allowance at an amount equal to expected credit losses for accounts receivable was not material and did not result in a transition adjustment to retained earnings. For more information regarding credit losses, see Note 2.

In August 2018, the FASB issued an accounting standards update to align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The capitalized implementation costs of a hosting arrangement that is a service contract will be expensed over the term of the hosting arrangement. We adopted this new guidance on January 1, 2020 prospectively with respect to all implementation costs incurred after the date of adoption. There was no material impact on our consolidated financial statements.

In August 2018, the FASB issued an accounting standards update to eliminate certain disclosure requirements for fair value measurements for all entities, require public entities to disclose certain new information and modify certain disclosure requirements. The FASB developed the amendments to Topic 820 as part of its broader disclosure framework project, which aims to improve the effectiveness of disclosures in the notes to financial statements by focusing on requirements that clearly communicate the most important information to users of the financial statements. We adopted this new guidance on January 1, 2020 and there was no material impact on our consolidated financial statements.

Recently Issued Accounting Standards – In December 2019, the FASB issued an accounting standards update to simplify the accounting for income taxes. The amendments in the update are effective for public business entities for fiscal years beginning after December 15, 2020, with early adoption permitted. We plan to adopt this guidance on January 1, 2021 and are currently evaluating the impact of adoption on our consolidated financial statements.

2. Credit Losses

ASC Topic 326 Current Expected Credit Losses (CECL)

On January 1, 2020, we adopted ASU 2016-13 Financial Instruments – Credit Losses (Topic 326) Measurement of Credit Losses on Financial Instruments, which introduces a new model to measure all expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions and reasonable and supportable forecasts. Our customers are primarily oil and natural gas exploration and production companies, which are collectively exposed to oil and natural gas commodity price risk. Our customers require services from us at various stages of the exploration and production process. Accordingly, we have aggregated our trade receivables by segment. Any customers that have experienced a deterioration in credit quality are removed from the pool and evaluated individually. We utilized an accounts receivable aging schedule and historical credit loss information to estimate expected credit losses. Due to the significant decline in crude oil prices during the quarter ended March 31, 2020 and its related impact to our customers, we increased our historical credit loss rates used to determine our March 31, 2020 allowance for credit losses.

The adoption of the new accounting standard did not have a material impact on our consolidated financial statements and did not result in a transition adjustment to retained earnings.

The allowance for credit losses related to accounts receivable as of March 31, 2020 and changes for the three months then ended are as follows (in thousands):

Balance at December 31, 2019	$6,516
Current period provision for expected credit losses	1,055
Balance at March 31, 2020	$7,571

3. Revenues

ASC Topic 606 Revenue from Contracts with Customers

Our contracts with customers include both long-term and short-term contracts. Services that primarily generate our earned revenue include the operating business segments of contract drilling, pressure pumping and directional drilling, which comprise our reportable segments. We also derive revenues from our other operations, which include our operating business segments of oilfield rentals, equipment servicing, electrical controls and automation, and oil and natural gas working interests. For more information on our business segments, including disaggregated revenue recognized from contracts with customers, see Note 14.

Charges for services are considered a series of distinct services. Since each distinct service in a series would be satisfied over time if it were accounted for separately, and the entity would measure its progress towards satisfaction using the same measure of progress for each distinct service in the series, we are able to account for these integrated services as a single performance obligation that is satisfied over time.

The transaction price is the amount of consideration to which we expect to be entitled in exchange for transferring promised goods or services to a customer, based on terms of our contracts with our customers. The consideration promised in a contract with a customer may include fixed amounts and/or variable amounts. Payments received for services are considered variable consideration as the time in service will fluctuate as the services are provided. Topic 606 provides an allocation exception, which allows us to allocate variable consideration to one or more distinct services promised in a series of distinct services that form part of a single performance obligation as long as certain criteria are met. These criteria state that the variable payment must relate specifically to the entity’s efforts to satisfy the performance obligation or transfer the distinct good or service, and allocation of the variable consideration is consistent with the standards’ allocation objective. Since payments received for services meet both of these criteria requirements, we recognize revenue when the service is performed.

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

Estimates of variable consideration are subject to change as facts and circumstances evolve. As such, we will evaluate our estimates of variable consideration that are subject to constraints throughout the contract period and revise estimates, if necessary, at the end of each reporting period.

We are a working interest owner of oil and natural gas properties located in Texas and New Mexico. The ownership terms are outlined in joint operating agreements for each well between the operator of the well and the various interest owners, including us, who are considered non-operators of the well. We receive revenue each period for our working interest in the well during the period. The revenue received for the working interests from these oil and gas properties does not fall under the scope of the new revenue standard, and therefore, will continue to be reported under current guidance ASC 932-323 Extractive Activities – Oil and Gas, Investments – Equity Method and Joint Ventures.

Reimbursement Revenue – Reimbursements for the purchase of supplies, equipment, personnel services, shipping and other services that are provided at the request of our customers are recorded as revenue when incurred. The related costs are recorded as operating expenses when incurred.

Operating Lease Revenue – Lease income from equipment that we lease to others is recognized on a straight-line basis over the lease term.

Our disaggregated revenue recognized from contracts with customers is included in Note 14.

Accounts Receivable and Contract Liabilities

Accounts receivable is our right to consideration once it becomes unconditional. Payment terms typically range from 30 to 60 days.

Accounts receivable balances were $317 million and $336 million as of March 31, 2020 and December 31, 2019, respectively. These balances do not include amounts related to our oil and gas working interests as those contracts are excluded from Topic 606. Accounts receivable balances are included in “Accounts receivable” in the condensed consolidated balance sheets.

We do not have any significant contract asset balances, and as such, contract balances are not presented at the net amount at a contract level. Contract liabilities include prepayments received from customers prior to the requested services being completed. Once the services are complete and have been invoiced, the prepayment is applied against the customer’s account to offset the accounts receivable balance. Also included in contract liabilities are payments received from customers for the initial mobilization of newly constructed or upgraded rigs that were moved on location to the initial well site. These mobilization payments are allocated to the overall performance obligation and amortized over the initial term of the contract. During the three months ended March 31, 2020 and 2019, approximately $0.1 million and $0.4 million, respectively, was amortized and recorded in drilling revenue.

Total contract liability balances were $1.3 million and $2.7 million as of March 31, 2020 and December 31, 2019, respectively. Contract liability balances are included in “Accounts payable” and “Accrued liabilities” in the condensed consolidated balance sheets.

Contract Costs

Costs incurred for newly constructed or rig upgrades based on a contract with a customer are considered capital improvements and are capitalized to drilling equipment and depreciated over the estimated useful life of the asset.

4. Inventory

Inventory consisted of the following at March 31, 2020 and December 31, 2019 (in thousands):

	March 31, 2020	December 31, 2019
Finished goods	$243	$105
Work-in-process	1,387	1,229
Raw materials and supplies	32,512	35,023
Inventory	$34,142	$36,357

5. Property and Equipment

Property and equipment consisted of the following at March 31, 2020 and December 31, 2019 (in thousands):

	March 31, 2020	December 31, 2019
Equipment	$8,067,957	$8,114,326
Oil and natural gas properties	220,351	226,646
Buildings	184,211	184,700
Land	24,814	25,747
Total property and equipment	8,497,333	8,551,419
Less accumulated depreciation, depletion and impairment	(5,310,174)	(5,244,742)
Property and equipment, net	$3,187,159	$3,306,677

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

Due to the recent decline in the market price of our common stock and commodity prices we lowered our expectations with respect to future activity levels in certain of our operating segments. We deemed it necessary to assess the recoverability of our contract drilling, pressure pumping, directional drilling and oilfield rentals asset groups as of March 31, 2020. We performed an analysis as required by ASC 360-10-35 to assess the recoverability of the asset groups within our contract drilling, pressure pumping, directional drilling and oilfield rentals operating segments as of March 31, 2020. With respect to these asset groups, future cash flows were estimated over the expected remaining life of the assets, and we determined that, on an undiscounted basis, expected cash flows exceeded the carrying value of the asset groups, and no impairment was indicated. Expected cash flows, on an undiscounted basis, exceeded the carrying values of the asset groups within the contract drilling, pressure pumping, directional drilling and oilfield rentals operating segments by approximately 15%, 22%, 3% and 9%, respectively.

For the assessment performed as of March 31, 2020, the expected cash flows for our asset groups included assumptions about utilization, revenue and costs for our equipment and services that were estimated based upon our existing contract backlog, as well as recent contract tenders and customer inquiries. Also, the expected cash flows for the contract drilling, pressure pumping, directional drilling and oilfield rentals asset groups were based on the assumption that activity levels in all four segments would generally be lower than levels experienced in the second half of 2019 and first quarter of 2020 and would begin to recover in 2022 in response to improved oil prices. While we believe these assumptions with respect to future oil pricing are reasonable, actual future prices and activity levels may vary significantly from the ones that were assumed. The timeframe over which oil prices and activity levels may recover is highly uncertain.

All of these factors are beyond our control. If the lower oil price environment experienced in 2020 were to last into late 2022 and beyond, our actual cash flows would likely be less than the expected cash flows used in these assessments and could result in impairment charges in the future, and such impairment charges could be material.

6. Goodwill and Intangible Assets

Goodwill — Goodwill by operating segment as of March 31, 2020 and changes for the three months then ended are as follows (in thousands):

Contract
Drilling
Balance at beginning of period	$395,060
Impairment	(395,060)
Balance at end of period	$—

There were no accumulated impairment losses related to goodwill in the contract drilling segment as of December 31, 2019.

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

Due to the recent decline in the market price of our common stock and commodity prices we lowered our expectations with respect to future activity levels in our contract drilling reporting unit. We performed a quantitative impairment assessment of our goodwill as of March 31, 2020. In completing the assessment, the fair value of our contract drilling operating segment was estimated using the income approach. The estimate of fair value required the use of significant unobservable inputs, representative of a Level 3 fair value measurement. The inputs included assumptions related to the future performance of our contract drilling reporting unit, such as future oil and natural gas prices and projected demand for our services, and assumptions related to discount rate and long-term growth rate.

Based on the results of the goodwill impairment test as of March 31, 2020, impairment was indicated in our contract drilling reporting unit. We recognized an impairment charge of $395 million in the quarter ended March 31, 2020 associated with the impairment of all of the goodwill in our contract drilling reporting unit.

Intangible Assets — The following table presents the gross carrying amount and accumulated amortization of our intangible assets as of March 31, 2020 and December 31, 2019 (in thousands):

	March 31, 2020			December 31, 2019
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Customer relationships	$28,000	$(21,957)	$6,043	$28,000	$(19,710)	$8,290
Developed technology	55,772	(18,419)	37,353	55,772	(15,386)	40,386
Internal use software	482	(238)	244	482	(214)	268
	$84,254	$(40,614)	$43,640	$84,254	$(35,310)	$48,944

Amortization expense on intangible assets of approximately $5.3 million and $3.7 million was recorded in the three months ended March 31, 2020 and 2019, respectively.

Due to the recent decline in the market price of our common stock and commodity prices we lowered our expectations with respect to future activity levels in certain of our operating segments. We deemed it necessary to assess the recoverability of our contract drilling, pressure pumping, directional drilling and oilfield rentals asset groups as of March 31, 2020. The assessments of recoverability of the asset groups included the respective intangible assets, and no impairment was indicated. See Note 5 for additional information.

7. Accrued Liabilities

Accrued liabilities consisted of the following at March 31, 2020 and December 31, 2019 (in thousands):

	March 31, 2020	December 31, 2019
Salaries, wages, payroll taxes and benefits	$41,329	$57,615
Workers' compensation liability	79,087	81,112
Property, sales, use and other taxes	26,720	22,404
Insurance, other than workers' compensation	8,652	9,218
Accrued interest payable	11,412	12,021
Other	37,146	37,480
Accrued liabilities	$204,346	$219,850

8. Long Term Debt

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

Loans under the Term Loan Agreement bear interest by reference, at our election, to the LIBOR rate or base rate. The applicable margin on LIBOR rate loans varies from 1.00% to 1.375%, and the applicable margin on base rate loans varies from 0.00% to 0.375%, in each case determined based upon our credit rating. As of March 31, 2020, the applicable margin on LIBOR rate loans and base rate loans was 1.375% and 0.375%, respectively.

The Term Loan Agreement contains representations, warranties, affirmative and negative covenants and events of default and associated remedies that we believe are customary for agreements of this nature, including certain restrictions on our ability and the ability of each of our subsidiaries to incur debt and grant liens. If our credit rating is below investment grade at both Moody’s and S&P, we will become subject to a restricted payment covenant, which would require us to have a Pro Forma Debt Service Coverage Ratio (as defined in the Term Loan Agreement) greater than or equal to 1.50 to 1.00 immediately before and immediately after making any restricted payment. Restricted payments include, among other things, dividend payments, repurchases of our common stock, distributions to holders of our common stock or any other payment or other distribution to third parties on account of our or our subsidiaries’ equity interests. Our credit rating is currently investment grade at one of the two ratings agencies.

The Term Loan Agreement requires mandatory prepayment in an amount equal to 100% of the net cash proceeds from the issuance of new senior indebtedness (other than certain permitted indebtedness) if our credit rating is below investment grade at both Moody’s and S&P. Our credit rating is currently investment grade at one of the two ratings agencies. The Term Loan Agreement also requires that our total debt to capitalization ratio, expressed as a percentage, not exceed 50%. The Term Loan Agreement generally defines the total debt to capitalization ratio as the ratio of (a) total borrowed money indebtedness to (b) the sum of such indebtedness plus consolidated net worth, with consolidated net worth determined as of the end of the most recently ended fiscal quarter. We were in compliance with these covenants at March 31, 2020.

As of March 31, 2020, we had $100 million in borrowings outstanding under the Term Loan Agreement at a LIBOR interest rate of 2.364%.

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

The Credit Agreement is a committed senior unsecured revolving credit facility that permits aggregate borrowings of up to $600 million, including a letter of credit facility that, at any time outstanding, is limited to $150 million and a swing line facility that, at any time outstanding, is limited to $20 million. Subject to customary conditions, we may request that the lenders’ aggregate commitments be increased by up to $300 million, not to exceed total commitments of $900 million. The original maturity date under the Credit Agreement was March 27, 2023. On March 26, 2019, we entered into Amendment No. 1 to Amended and Restated Credit Agreement, which amended the Credit Agreement to, among other things, extend the maturity date under the Credit Agreement from March 27, 2023 to March 27, 2024. On March 27, 2020, we entered into Amendment No. 2 to Amended and Restated Credit Agreement (“Amendment No. 2”) to, among other things, extend the maturity date for $550 million of revolving credit commitments of certain lenders under the Credit Agreement from March 27, 2024 to March 27, 2025. We have the option, subject to certain conditions, to exercise one additional one-year extension of the maturity date.

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

The Credit Agreement contains representations, warranties, affirmative and negative covenants and events of default and associated remedies that we believe are customary for agreements of this nature, including certain restrictions on our ability and the ability of each of our subsidiaries to incur debt and grant liens. If our credit rating is below investment grade at both Moody’s and S&P, we will become subject to a restricted payment covenant, which would require us to have a Pro Forma Debt Service Coverage Ratio (as defined in the Credit Agreement) greater than or equal to 1.50 to 1.00 immediately before and immediately after making any restricted payment. Restricted payments include, among other things, dividend payments, repurchases of our common stock, distributions to holders of our common stock or any other payment or other distribution to third parties on account of our or our subsidiaries’ equity interests. Our credit rating is currently investment grade at one of the two ratings agencies. The Credit Agreement also requires that our total debt to capitalization ratio, expressed as a percentage, not exceed 50%. The Credit Agreement generally defines the total debt to capitalization ratio as the ratio of (a) total borrowed money indebtedness to (b) the sum of such indebtedness plus consolidated net worth, with consolidated net worth determined as of the end of the most recently ended fiscal quarter. We were in compliance with these covenants at March 31, 2020.

As of March 31, 2020, we had no borrowings outstanding under our revolving credit facility. We had $0.1 million in letters of credit outstanding under the Credit Agreement at March 31, 2020 and, as a result, had available borrowing capacity of approximately $600 million at that date.

2015 Reimbursement Agreement — On March 16, 2015, we entered into a Reimbursement Agreement (the “Reimbursement Agreement”) with The Bank of Nova Scotia (“Scotiabank”), pursuant to which we may from time to time request that Scotiabank issue an unspecified amount of letters of credit. As of March 31, 2020, we had $63.3 million in letters of credit outstanding under the Reimbursement Agreement.

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

We have also agreed that if obligations under the Credit Agreement are secured by liens on any of our or our subsidiaries’ property, then our reimbursement obligations and (to the extent similar obligations would be secured under the Credit Agreement) other obligations under the Reimbursement Agreement and any letters of credit will be equally and ratably secured by all property subject to such liens securing the Credit Agreement.

Pursuant to a Continuing Guaranty dated as of March 16, 2015, our payment obligations under the Reimbursement Agreement are jointly and severally guaranteed as to payment and not as to collection by our subsidiaries that from time to time guarantee payment under the Credit Agreement. None of our subsidiaries are currently required to guarantee payment under the Credit Agreement.

Series A Senior Notes and Series B Senior Notes— On October 5, 2010, we completed the issuance and sale of $300 million in aggregate principal amount of our 4.97% Series A Senior Notes due October 5, 2020 (the “Series A Notes”) in a private placement. The Series A Notes bore interest at a rate of 4.97% per annum. On September 25, 2019, we fully prepaid the Series A Notes. The total amount of the prepayment, including the applicable “make-whole” premium, was approximately $308 million, which represents 100% of the principal and the “make-whole” premium to the prepayment date.

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

2028 Senior Notes and 2029 Senior Notes – On January 19, 2018, we completed our offering of $525 million in aggregate principal amount of our 3.95% Senior Notes due 2028 (the “2028 Notes”). The net proceeds before offering expenses were approximately $521 million of which we used $239 million to repay amounts outstanding under our revolving credit facility. On November 15, 2019, we completed an offering of $350 million in aggregate principal amount of our 5.15% Senior Notes due 2029 (the “2029 Notes”). The net proceeds before offering expenses were approximately $347 million. We used a portion of the net proceeds from the offering to prepay our Series B Notes. The remaining net proceeds and available cash on hand was used to repay $50 million of the borrowings under the Term Loan Agreement.

We pay interest on the 2028 Notes on February 1 and August 1 of each year. The 2028 Notes will mature on February 1, 2028. The 2028 Notes bear interest at a rate of 3.95% per annum.

We pay interest on the 2029 Notes on May 15 and November 15 of each year. The 2029 Notes will mature on November 15, 2029. The 2029 Notes bear interest at a rate of 5.15% per annum.

The 2028 Notes and 2029 Notes (together, the “Senior Notes”) are our senior unsecured obligations, which rank equally with all of our other existing and future senior unsecured debt and will rank senior in right of payment to all of our other future subordinated debt. The Senior Notes will be effectively subordinated to any of our future secured debt to the extent of the value of the assets securing such debt. In addition, the Senior Notes will be structurally subordinated to the liabilities (including trade payables) of our subsidiaries that do not guarantee the Senior Notes. None of our subsidiaries are currently required to be a guarantor under the Senior Notes. If our subsidiaries guarantee the Senior Notes in the future, such guarantees (the “Guarantees”) will rank equally in right of payment with all of the guarantors’ future unsecured senior debt and senior in right of payment to all of the guarantors’ future subordinated debt. The Guarantees will be effectively subordinated to any of the guarantors’ future secured debt to the extent of the value of the assets securing such debt.

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

Upon the occurrence of a change of control triggering event, as defined in the indentures, each holder of the Senior Notes may require us to purchase all or a portion of such holder’s Senior Notes at a price equal to 101% of their principal amount, plus accrued and unpaid interest, if any, to, but excluding, the repurchase date.

The indentures also provide for events of default which, if any of them occurs, would permit or require the principal of, premium, if any, and accrued interest, if any, on the Senior Notes to become or to be declared due and payable.

Debt issuance costs – We incurred approximately $0.4 million debt issuance costs in connection with our entry into Amendment No. 2. These costs were deferred and are being recognized as interest expense over the term of the underlying debt. Debt issuance costs, except those related to line-of-credit arrangements, are presented in the balance sheet as a direct deduction from the carrying amount of the related debt. Debt issuance costs related to line-of-credit arrangements are classified as a deferred charge. Amortization of debt issuance costs is reported as interest expense.

Interest expense related to the amortization of debt issuance costs was approximately $0.3 million and $0.4 million for the three months ended March 31, 2020 and 2019, respectively.

Presented below is a schedule of the principal repayment requirements of long-term debt as of March 31, 2020 (in thousands):

Year ending December 31,
2020	$—
2021	—
2022	100,000
2023	—
2024	—
Thereafter	875,000
Total	$975,000

9. Commitments and Contingencies

As of March 31, 2020, we maintained letters of credit in the aggregate amount of $63.4 million primarily for the benefit of various insurance companies as collateral for retrospective premiums and retained losses which could become payable under the terms of the underlying insurance contracts. These letters of credit expire annually at various times during the year and are typically renewed. As of March 31, 2020, no amounts had been drawn under the letters of credit.

As of March 31, 2020, we had commitments to purchase major equipment and make investments totaling approximately $25.7 million for our drilling, pressure pumping, directional drilling and oilfield rentals businesses.

Our pressure pumping business has entered into agreements to purchase minimum quantities of proppants and chemicals from certain vendors. The agreements expire in years 2020 through 2023. As of March 31, 2020, the remaining minimum obligation under these agreements was approximately $36.1 million, of which approximately $15.9 million, $12.3 million, $5.6 million and $2.3 million relate to the remainder of 2020, 2021, 2022 and 2023, respectively.

We are party to various legal proceedings arising in the normal course of our business. We do not believe that the outcome of these proceedings, either individually or in the aggregate, will have a material adverse effect on our financial condition, cash flows or results of operations.

10. Stockholders’ Equity

Cash Dividends — We paid cash dividends during the three months ended March 31, 2020 and 2019 as follows:

2020:	Per Share	Total
		(in thousands)
Paid on March 19, 2020	$0.04	$7,629

2019:	Per Share	Total
		(in thousands)
Paid on March 21, 2019	$0.04	$8,499

On April 22, 2020, our Board of Directors approved a cash dividend on our common stock in the amount of $0.02 per share to be paid on June 18, 2020 to holders of record as of June 4, 2020. The amount and timing of all future dividend payments, if any, are subject to the discretion of the Board of Directors and will depend upon business conditions, results of operations, financial condition, terms of our debt agreements and other factors.

On September 6, 2013, our Board of Directors approved a stock buyback program that authorized purchases of up to $200 million of our common stock in open market or privately negotiated transactions. On July 25, 2018, our Board of Directors approved an increase of the authorization under the stock buyback program to allow for $250 million of future share repurchases. On February 6, 2019, our Board of Directors approved another increase of the authorization under the stock buyback program to allow for $250 million of future share repurchases. On July 24, 2019, our Board of Directors approved another increase of the authorization under the stock buyback program to allow for $250 million of future share repurchases. All purchases executed to date have been through open market transactions. Purchases under the program are made at management’s discretion, at prevailing prices, subject to market conditions and other factors. Purchases may be made at any time without prior notice. There is no expiration date associated with the buyback program. As of March 31, 2020, we had remaining authorization to purchase approximately $130 million of our outstanding common stock under the stock buyback program. Shares of stock purchased under the buyback program are held as treasury shares.

We acquired shares of stock from employees during 2020 that are accounted for as treasury stock. These shares were acquired to satisfy the employees’ tax withholding obligations upon the vesting of restricted stock. These shares were acquired at fair market value. These acquisitions were made pursuant to the terms of the Patterson-UTI Energy, Inc. Amended and Restated 2014 Long-Term Incentive Plan, as amended, and not pursuant to the stock buyback program.

Treasury stock acquisitions during the three months ended March 31, 2020 were as follows (dollars in thousands):

	Shares	Cost
Treasury shares at beginning of period	77,336,387	$1,345,134
Purchases pursuant to stock buyback program	5,826,266	20,000
Acquisitions pursuant to long-term incentive plan	3,139	25
Treasury shares at end of period	83,165,792	$1,365,159

11. Stock-based Compensation

We use share-based payments to compensate employees and non-employee directors. We recognize the cost of share-based payments under the fair-value-based method. Share-based awards include equity instruments in the form of stock options, restricted stock or restricted stock units that have included service conditions and, in certain cases, performance conditions. Our share-based awards also include share-settled performance unit awards. Share-settled performance unit awards are accounted for as equity awards. We issue shares of common stock when vested stock options are exercised, when restricted stock is granted and when restricted stock units and share-settled performance unit awards vest.

Stock Options — We estimate the grant date fair values of stock options using the Black-Scholes-Merton valuation model. Volatility assumptions are based on the historic volatility of our common stock over the most recent period equal to the expected term of the options as of the date such options are granted. The expected term assumptions are based on our experience with respect to employee stock option activity. Dividend yield assumptions are based on the expected dividends at the time the options are granted. The risk-free interest rate assumptions are determined by reference to United States Treasury yields. No options were granted during the three months ended March 31, 2020 or 2019.

Stock option activity from January 1, 2020 to March 31, 2020 follows:

		Weighted
		Average
	Underlying	Exercise Price
	Shares	Per Share
Outstanding at January 1, 2020	4,766,150	$20.62
Exercised	—	$—
Expired	—	$—
Outstanding at March 31, 2020	4,766,150	$20.62
Exercisable at March 31, 2020	4,736,150	$20.63

Restricted Stock — For all restricted stock awards made to date, shares of common stock were issued when the awards were made. Non-vested shares are subject to forfeiture for failure to fulfill service conditions. Non-forfeitable dividends are paid on non-vested shares of restricted stock. We use the straight-line method to recognize periodic compensation cost over the vesting period.

Restricted stock activity from January 1, 2020 to March 31, 2020 follows:

		Weighted
		Average Grant
		Date Fair Value
	Shares	Per Share
Non-vested restricted stock outstanding at January 1, 2020	72,051	$21.59
Vested	(43,230)	$21.59
Forfeited	—	$—
Non-vested restricted stock outstanding at March 31, 2020	28,821	$21.59

Restricted Stock Units — For all restricted stock unit awards made to date, shares of common stock are not issued until the units vest. Restricted stock units are subject to forfeiture for failure to fulfill service conditions and, in certain cases, performance conditions. Forfeitable dividend equivalents are accrued on certain restricted stock units that will be paid upon vesting. We use the straight-line method to recognize periodic compensation cost over the vesting period.

Restricted stock unit activity from January 1, 2020 to March 31, 2020 follows:

			Weighted
			Average Grant
	Time	Performance	Date Fair Value
	Based	Based	Per Share
Non-vested restricted stock units outstanding at January 1, 2020	2,631,726	397,315	$15.81
Granted	99,996	—	$10.50
Vested	(151,056)	—	$13.40
Forfeited	(93,174)	—	$14.41
Non-vested restricted stock units outstanding at March 31, 2020	2,487,492	397,315	$15.80

Performance Unit Awards. We have granted share-settled performance unit awards to certain employees (the “Performance Units”) on an annual basis since 2010. The Performance Units provide for the recipients to receive a grant of shares of common stock upon the achievement of certain performance goals during a specified period established by the Compensation Committee. The performance period for the Performance Units is the three-year period commencing on April 1 of the year of grant, except that for the Performance Units granted in 2017 the three-year performance period commenced on May 1.

The performance goals for the Performance Units are tied to our total shareholder return for the performance period as compared to total shareholder return for a peer group determined by the Compensation Committee. These goals are considered to be market conditions under the relevant accounting standards and the market conditions were factored into the determination of the fair value of the respective Performance Units. For the Performance Units granted in May 2017 and April 2018, the recipients will receive a target number of shares if our total shareholder return during the performance period, when compared to the peer group, is at the 50th percentile. For the Performance Units granted in April 2019, the recipients will receive the target number of shares if our total shareholder return during the performance period, when compared to the peer group, is at the 55th percentile. If our total shareholder return during the performance period, when compared to the peer group, is at the 75th percentile or higher, then the recipients will receive two times the target number of shares. If our total shareholder return during the performance period, when compared to the peer group, is at the 25th percentile, then the recipients will only receive one-half of the target number of shares. If our total shareholder return during the performance period, when compared to the peer group, is between the 25th and target percentile, or the target and 75th percentile, then the shares to be received by the recipients will be determined using linear interpolation for levels of achievement between these points.

In April 2019, 185,000 shares were issued to settle the 2016 Performance Units. For the Performance Units granted in May 2017 and April 2018, the payout is based on relative performance and does not have an absolute performance requirement. For the Performance Units granted in April 2019, the payout shall not exceed the target number of shares if our total shareholder return is negative or zero. The Performance Units granted in 2017, 2018 and 2019 have not reached the end of their respective performance periods.

The total target number of shares with respect to the Performance Units for the awards granted in 2016-2019 is set forth below:

	2019	2018	2017	2016
	Performance	Performance	Performance	Performance
	Unit Awards	Unit Awards	Unit Awards	Unit Awards
Target number of shares	489,800	310,700	186,198	185,000

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

These fair value amounts are charged to expense on a straight-line basis over the performance period. Compensation expense associated with the Performance Units is shown below (in thousands):

	2019	2018	2017	2016
	Performance	Performance	Performance	Performance
	Unit Awards	Unit Awards	Unit Awards	Unit Awards
Three months ended March 31, 2020	$830	$667	$482	NA
Three months ended March 31, 2019	NA	$667	$482	$321

12. Income Taxes

Our effective income tax rate fluctuates from the U.S. statutory tax rate based on, among other factors, changes in pretax income in jurisdictions with varying statutory tax rates, the impact of U.S. state and local taxes, and other differences related to the recognition of income and expense between U.S. GAAP and tax accounting.

Our effective income tax rate for the three months ended March 31, 2020 was 13.9%, compared with 18.8% for the three months ended March 31, 2019. The lower effective income tax rate for the three months ended March 31, 2020 was primarily attributable to the non-deductible portion of the goodwill impairment recorded in the first quarter of 2020.

We continue to monitor income tax developments in the United States and other countries where we operate. During the first quarter of 2020, the United States enacted legislation related to COVID-19, which includes tax provisions. We have considered these tax provisions and do not currently expect any material impact to our financial statements. We will incorporate into our future financial statements the impacts, if any, of future regulations and additional authoritative guidance when finalized.

13. Earnings Per Share

We provide a dual presentation of our net loss per common share in our unaudited condensed consolidated statements of operations: basic net loss per common share (“Basic EPS”) and diluted net loss per common share (“Diluted EPS”).

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

The following table presents information necessary to calculate net loss per share for the three months ended March 31, 2020 and 2019 as well as potentially dilutive securities excluded from the weighted average number of diluted common shares outstanding because their inclusion would have been anti-dilutive (in thousands, except per share amounts):

	Three Months Ended
	March 31,
	2020	2019
BASIC EPS:
Net loss attributed to common stockholders	$(434,722)	$(28,614)
Weighted average number of common shares outstanding, excluding non-vested shares of restricted stock	190,674	211,868
Basic net loss per common share	$(2.28)	$(0.14)
DILUTED EPS:
Net loss attributed to common stockholders	$(434,722)	$(28,614)
Weighted average number of common shares outstanding, excluding non-vested shares of restricted stock	190,674	211,868
Add dilutive effect of potential common shares	—	—
Weighted average number of diluted common shares outstanding	190,674	211,868
Diluted net loss per common share	$(2.28)	$(0.14)
Potentially dilutive securities excluded as anti-dilutive	9,200	10,033

14. Business Segments

At March 31, 2020, we had three reportable business segments: (i) contract drilling of oil and natural gas wells, (ii) pressure pumping services and (iii) directional drilling services. Each of these segments represents a distinct type of business and has a separate management team that reports to our chief operating decision maker. The results of operations in these segments are regularly reviewed by the chief operating decision maker for purposes of determining resource allocation and assessing performance.

The following tables summarize selected financial information relating to our business segments (in thousands):

	Three Months Ended
	March 31,
	2020	2019
Revenues:
Contract drilling	$267,840	$372,743
Pressure pumping	125,107	247,601
Directional drilling	34,485	52,959
Other operations (1)	22,845	35,391
Elimination of intercompany revenues (2)	(4,350)	(4,523)
Total revenues	$445,927	$704,171
Income (loss) before income taxes:
Contract drilling	$(404,018)	$21,217
Pressure pumping	(35,486)	(18,768)
Directional drilling	(10,595)	(5,667)
Other operations	(18,771)	(5,204)
Corporate	(24,034)	(23,697)
Other operating (expenses) income, net (3)	(451)	8,736
Credit loss expense	(1,055)	—
Interest income	657	1,032
Interest expense	(11,224)	(12,984)
Other	85	117
Loss before income taxes	$(504,892)	$(35,218)
Depreciation, depletion, amortization and impairment:
Contract drilling	$111,438	$130,317
Pressure pumping	42,671	60,135
Directional drilling	10,421	10,367
Other operations	20,259	11,788
Corporate	2,008	1,803
Total depreciation, depletion, amortization and impairment	$186,797	$214,410
Capital expenditures:
Contract drilling	$49,445	$75,725
Pressure pumping	14,280	31,400
Directional drilling	2,008	2,112
Other operations	5,264	7,773
Corporate	931	1,331
Total capital expenditures	$71,928	$118,341

	March 31, 2020	December 31, 2019
Identifiable assets:
Contract drilling	$2,729,381	$3,190,463
Pressure pumping	636,140	695,570
Directional drilling	155,350	164,273
Other operations	112,448	128,290
Corporate (4)	236,965	261,019
Total assets	$3,870,284	$4,439,615

(1)

Other operations includes our oilfield rentals business, drilling equipment service business, the electrical controls and automation business, the oil and natural gas working interests and Middle East organizational activities.

(2)

Intercompany revenues consists of contract drilling and revenues from other operations for services provided to contract drilling, pressure pumping and within other operations that are generally priced at estimated external selling prices and are eliminated in consolidation.

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

The estimated fair value of our outstanding debt balances as of March 31, 2020 and December 31, 2019 is set forth below (in thousands):

	March 31, 2020		December 31, 2019
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
3.95% Senior Notes	$525,000	$207,184	$525,000	$511,485
5.15% Senior Notes	350,000	137,834	350,000	358,864
2019 Term Loan	100,000	100,000	100,000	100,000
Total debt	$975,000	$445,018	$975,000	$970,349

The fair values of the 3.95% Senior Notes at March 31, 2020 and December 31, 2019 are based on discounted cash flows associated with the notes using the 19.21% market rate of interest at March 31, 2020 and the 4.33% market rate of interest at December 31, 2019. The fair values of the 5.15% Senior Notes at March 31, 2020 and December 31, 2019 are based on discounted cash flows associated with the notes using the 19.15% market rate of interest at March 31, 2020 and the 4.81% market rate of interest at December 31, 2019. The fair value estimates of the 3.95% Senior Notes and the 5.15% Senior Notes are considered Level 1 fair value estimates in the fair value hierarchy of fair value accounting. The carrying values of the balance outstanding at March 31, 2020 under the Term Loan Agreement approximated its fair value as the instrument has a floating interest rate.

16. Subsequent Events

On April 22, 2020, our board of directors adopted a stockholder rights agreement and declared a dividend of one right (a “Right”) for each outstanding share of our common stock to stockholders of record at the close of business on May 8, 2020. Each Right entitles its holder, subject to the terms of the Rights Agreement (as defined below), to purchase from us one one-thousandth of a share of our Series A Junior Participating Preferred Stock, par value $0.01 per share, at an exercise price of $17.00 per Right, subject to adjustment. The description and terms of the Rights are set forth in a stockholder rights agreement, dated as of April 22, 2020 (the “Rights Agreement”), between us and Continental Stock Transfer & Trust Company, as rights agent.

Initially, these Rights will not be exercisable and will trade with our shares of common stock. Under the Rights Agreement, the Rights generally become exercisable only if a person or group of persons acting together (each, an “acquiring person”) acquires beneficial ownership of 10% (12% for passive investors) or more of the outstanding shares of our common stock.

In that situation, each holder of a Right (other than the acquiring person, whose Rights will become void) will become entitled to purchase additional shares of our common stock at a 50% discount. In addition, if we are acquired in a merger or other business combination after an unapproved party acquires more than 10% (12% for passive investors) of our outstanding shares of common stock, each holder of a Right would then be entitled to purchase shares of the acquiring company’s stock at a 50% discount.  Our board of directors, at its option, may exchange each Right (other than Rights owned by the acquiring person that have become void) in whole or in part, at an exchange ratio of one share of our common stock per outstanding Right, subject to adjustment. Except as provided in the Rights Agreement, our board of directors is entitled to redeem the Rights at $0.001 per Right.

Persons or groups that beneficially own 10% (12% for passive investors) or more of our outstanding common stock prior to our announcement of our adoption of the Rights Agreement will generally not cause the Rights to be exercisable until such time as those persons or groups become the beneficial owner of any additional shares of our common stock, subject to certain exceptions.

The Rights Agreement will expire on April 21, 2021, but our board of directors may consider earlier termination of the Rights Agreement if warranted.

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this “Report”) and other public filings and press releases by us contain “forward-looking statements” within the meaning of the Securities Act of 1933, as amended (the “Securities Act”), the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995, as amended. As used in this Report, “we,” “us,” our,” “ours” and like terms refer collectively to Patterson-UTI Energy, Inc. and its consolidated subsidiaries. Patterson-UTI Energy, Inc. conducts its operations through its wholly-owned subsidiaries and has no employees or independent business operations. These “forward-looking statements” involve risk and uncertainty. These forward-looking statements include, without limitation, statements relating to: liquidity; revenue and cost expectations and backlog; financing of operations; oil and natural gas prices; rig counts; source and sufficiency of funds required for building new equipment, upgrading existing equipment and additional acquisitions (if opportunities arise); impact of inflation; demand for our services; competition; equipment availability; government regulation; debt service obligations; and other matters. Our forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts and often use words such as “anticipate,” “believe,” “budgeted,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “potential,” “project,” “pursue,” “should,” “strategy,” “target,” or “will,” or the negative thereof and other words and expressions of similar meaning. The forward-looking statements are based on certain assumptions and analyses we make in light of our experience and our perception of historical trends, current conditions, expected future developments and other factors we believe are appropriate in the circumstances.

Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to have been correct. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from actual future results expressed or implied by the forward-looking statements. These risks and uncertainties include those set forth under “Risk Factors” contained in Part II, Item 1A of this Report as well as, among others, risks and uncertainties relating to:

•	adverse oil and natural gas industry conditions, including the rapid decline in crude oil prices as a result of economic repercussions from the recent COVID-19 pandemic;
•	global economic conditions;
•	volatility in customer spending and in oil and natural gas prices that could adversely affect demand for our services and their associated effect on rates;
•	excess availability of land drilling rigs, pressure pumping and directional drilling equipment, including as a result of reactivation, improvement or construction;
•	competition and demand for our services;
•	strength and financial resources of competitors;
•	utilization, margins and planned capital expenditures;
•	liabilities from operational risks for which we do not have and receive full indemnification or insurance;
•	operating hazards attendant to the oil and natural gas business;
•	failure by customers to pay or satisfy their contractual obligations (particularly with respect to fixed-term contracts);
•	the ability to realize backlog;
•	specialization of methods, equipment and services and new technologies, including the ability to develop and obtain satisfactory returns from new technology;
•	shortages, delays in delivery, and interruptions in supply, of equipment and materials;
•	cybersecurity events;
•	the ability to retain management and field personnel;
•	loss of key customers;
•	synergies, costs and financial and operating impacts of acquisitions;
•	difficulty in building and deploying new equipment;
•	governmental regulation;
•	environmental, social and governance practices, including the perception thereof;

•	environmental risks and ability to satisfy future environmental costs;
•	legal proceedings and actions by governmental or other regulatory agencies;
•	technology-related disputes;
•	the ability to effectively identify and enter new markets;
•	weather;
•	operating costs;
•	expansion and development trends of the oil and natural gas industry;
•	ability to obtain insurance coverage on commercially reasonable terms;
•	financial flexibility;
•	interest rate volatility;
•	adverse credit and equity market conditions;
•	availability of capital and the ability to repay indebtedness when due;
•	stock price volatility;
•	compliance with covenants under our debt agreements; and
•	other financial, operational and legal risks and uncertainties detailed from time to time in our filings with the U.S. Securities and Exchange Commission (the “SEC”).

We caution that the foregoing list of factors is not exhaustive. Additional information concerning these and other risk factors is contained in our Annual Report on Form 10-K for the year ended December 31, 2019 and may be contained in our future filings with the SEC. You are cautioned not to place undue reliance on any of our forward-looking statements. The forward-looking statements speak only as of the date made and, other than as required by law, we undertake no obligation to update publicly or revise any of these forward-looking statements, whether as a result of new information, future events or otherwise. In the event that we update any forward-looking statement, no inference should be made that we will make additional updates with respect to that statement, related matters or any other forward-looking statements. All subsequent written and oral forward-looking statements concerning us or other matters and attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements above.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management Overview — We are a Houston, Texas-based oilfield services company that primarily owns and operates one of the largest fleets of land-based drilling rigs in the United States and a large fleet of pressure pumping equipment.

Our contract drilling business operates in the continental United States and western Canada, and, from time to time, we pursue contract drilling opportunities outside of North America. Our pressure pumping business operates primarily in Texas and the Appalachian region. We also provide a comprehensive suite of directional drilling services in most major producing onshore oil and gas basins in the United States, and we provide services that improve the statistical accuracy of horizontal wellbore placement. We have other operations through which we provide oilfield rental tools in select markets in the United States. We also service equipment for drilling contractors, and we provide electrical controls and automation to the energy, marine and mining industries, in North America and other select markets. In addition, we own and invest, as a non-operating working interest owner, in oil and natural gas assets that are primarily located in Texas and New Mexico.

Reduced demand for crude oil and refined products related to the COVID-19 pandemic, combined with production increases from OPEC+, has led to a significant reduction in crude oil prices and demand for drilling and completion services in North America.

Oil prices remain extremely volatile, as the closing price of oil (WTI-Cushing) reached a first quarter 2020 high of $63.27 per barrel on January 6, 2020, and closed at $8.91 per barrel on April 21, 2020. In response to the rapid decline in commodity prices, E&P companies acted swiftly to reduce drilling and completion activity starting late in the first quarter.

Our average active rig count for the first quarter of 2020 was 123 rigs, which included 123 rigs operating in the United States and less than one rig operating in Canada. This was unchanged from our average active rig count for the fourth quarter of 2019. Our rig count started to decline late in the first quarter and has accelerated since the end of the first quarter. We expect our average rig count for the second quarter will decrease by approximately one-third from the first quarter average. Based on contracts currently in place, we expect an average of 71 rigs operating under term contracts (contracts with a duration of six months or more) during the second quarter of 2020 and an average of 50 rigs operating under term contracts during the twelve months ending March 31, 2021.

Due to the downturn in completions activity in March, we ended the first quarter with five active pressure pumping spreads compared to 11 at the end of the fourth quarter. We expect to average approximately four active spreads in the second quarter. We have scaled our pressure pumping business for the operation of four spreads in 2020, while still preserving growth potential for a future improved market. We intend for our pressure pumping business to generate positive Adjusted EBITDA and cash flow for the last two quarters of 2020.

In response to the significant reduction in crude oil prices and the resulting fall in demand for drilling and completion services in North America, we have taken decisive action to quickly scale down our expenses. In addition to lowering our direct field level costs as activity slows, we have taken steps to structurally reduce our indirect support costs by what we estimate will be approximately $100 million annually, of which approximately two-thirds relates to our pressure pumping segment. We expect to record a total of approximately $50 million of charges during the second quarter associated with these savings. We reduced our planned capital expenditures for 2020 by $110 million to $140 million. Our focus throughout the remainder of 2020 will be on further cost reductions and cash preservation during this period of significant uncertainty and volatility.

Our revenues, profitability and cash flows are highly dependent upon prevailing prices for oil and natural gas and upon our customers’ ability to access capital to fund their operating and capital expenditures. During periods of improved oil and natural gas prices, the capital spending budgets of oil and natural gas operators tend to expand, which generally results in increased demand for our services. Conversely, in periods, such as now, when oil and natural gas prices deteriorate or when our customers have a reduced ability to access capital, the demand for our services generally weakens, and we experience downward pressure on pricing for our services. We may also be impacted by delayed customer payments and payment defaults associated with customer liquidity issues and bankruptcies.

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

We are highly impacted by operational risks, competition, labor issues, weather, the availability of products used in our pressure pumping business, supplier delays and various other factors that could materially adversely affect our business, financial condition, cash flows and results of operations. Please see “Risk Factors” included in Part II, Item 1A of this Report and Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

For the three months ended March 31, 2020 and 2019, our operating revenues consisted of the following (dollars in thousands):

	Three Months Ended March 31,
	2020		2019
Contract drilling	$267,364	60.0%	$372,392	52.9%
Pressure pumping	125,107	28.1%	247,601	35.2%
Directional drilling	34,485	7.7%	52,959	7.5%
Other operations	18,971	4.2%	31,219	4.4%
	$445,927	100.0%	$704,171	100.0%

Contract Drilling

Contract drilling revenues accounted for 60.0% of our consolidated first quarter 2020 revenues and decreased 28.2% from the comparable 2019 period.

We have addressed our customers’ needs for drilling horizontal wells in shale and other unconventional resource plays by improving the capabilities of our drilling fleet during the last several years. The U.S. land rig industry refers to certain high specification rigs as “super-spec” rigs. We consider a super-spec rig to be a 1,500 horsepower, AC powered rig that has at least a 750,000 pound hookload, a 7,500 psi circulating system, and is pad capable. As of March 31, 2020, our rig fleet included 198 APEX® rigs, of which 150 were super-spec rigs.

We maintain a backlog of commitments for contract drilling services under term contracts, which we define as contracts with a duration of six months or more. Our contract drilling backlog as of March 31, 2020 was approximately $440 million. Approximately 23% of the total contract drilling backlog at March 31, 2020 is reasonably expected to remain at March 31, 2021. We generally calculate our backlog by multiplying the dayrate under our term drilling contracts by the number of days remaining under the contract. The calculation does not include any revenues related to fees for other services such as for mobilization, other than initial mobilization, demobilization and customer reimbursables, nor does it include potential reductions in rates for unscheduled standby or during periods in which the rig is moving or incurring maintenance and repair time in excess of what is permitted under the drilling contract. For contracts that contain variable dayrate pricing, our backlog calculation uses the dayrate in effect for periods where the dayrate is fixed, and, for periods that remain subject to variable pricing, uses the commodity price in effect at March 31, 2020. In addition, our term drilling contracts are generally subject to termination by the customer on short notice and provide for an early termination payment to us in the event that the contract is terminated by the customer. For contracts on which we have received notice for the rig to be placed on standby, our backlog calculation uses the standby rate. For contracts on which we have received an early termination notice, our backlog calculation includes the early termination rate, instead of the dayrate, for the period over which we expect to receive the lower rate.

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

Pressure Pumping

Pressure pumping revenues accounted for 28.1% of our consolidated first quarter 2020 revenues and decreased 49.5% from the comparable 2019 period. As of March 31, 2020, we had approximately 1.3 million horsepower in our pressure pumping fleet. The pressure pumping market was oversupplied in 2019 and the first three months of 2020. In response to oversupplied market conditions, we started implementing changes to further streamline our operations, improve our efficiencies, and reduce our overall cost structure, while maintaining our customer service levels.

Directional Drilling

Directional drilling revenues accounted for 7.7% of our consolidated first quarter 2020 revenues and decreased 34.9% from the comparable 2019 period. We provide a comprehensive suite of directional drilling services in most major producing onshore oil and gas basins in the United States. Our directional drilling services include directional drilling, downhole performance motors, measurement-while-drilling, and wireline steering tools, and we provide services that improve the statistical accuracy of horizontal wellbore placement.

Other Operations

Other operations revenues accounted for 4.2% of our consolidated first quarter 2020 revenues and decreased 39.2% from the comparable 2019 period. Our oilfield rentals business, with a fleet of premium oilfield rental tools, provides the largest revenue contribution to our other operations and provides specialized services for land-based oil and natural gas drilling, completion and workover activities. Other operations also includes the results of our electrical controls and automation business, the results of our drilling equipment service business, and the results of our ownership, as a non-operating working interest owner, in oil and natural gas assets that are primarily located in Texas and New Mexico.

For the three months ended March 31, 2020 and 2019, our operating loss consisted of the following (in thousands):

	Three Months Ended March 31,
	2020	2019
Contract drilling	$(404,018)	$21,217
Pressure pumping	(35,486)	(18,768)
Directional drilling	(10,595)	(5,667)
Other operations	(18,771)	(5,204)
Corporate	(25,540)	(14,961)
	$(494,410)	$(23,383)

Additional discussion of our operating revenues and operating loss follows in the “Results of Operations” section.

Our consolidated net loss for the first quarter of 2020 was $435 million compared to a net loss of $28.6 million for the first quarter of 2019.

Results of Operations

The following tables summarize results of operations by business segment for the three months ended March 31, 2020 and 2019:

Contract Drilling	2020	2019	% Change
	(dollars in thousands)
Revenues	$267,364	$372,392	(28.2)%
Direct operating costs	163,420	219,202	(25.4)%
Margin (1)	103,944	153,190	(32.1)%
Selling, general and administrative	1,464	1,656	(11.6)%
Depreciation, amortization and impairment	111,438	130,317	(14.5)%
Impairment of goodwill	395,060	—	NA
Operating income (loss)	$(404,018)	$21,217	NA
Operating days (2)	11,235	15,787	(28.8)%
Average revenue per operating day	$23.80	$23.59	0.9%
Average direct operating costs per operating day	$14.55	$13.88	4.8%
Average margin per operating day (1)	$9.25	$9.70	(4.7)%
Average rigs operating	123	175	(29.6)%
Capital expenditures	$49,445	$75,725	(34.7)%

(1)

Margin is defined as revenues less direct operating costs and excludes depreciation, amortization and impairment and selling, general and administrative expenses. Average margin per operating day is defined as margin divided by operating days.

(2)	A rig is considered to be operating if it is earning revenue pursuant to a contract on a given day.

Generally, the revenues in our contract drilling segment are most impacted by two primary factors: our average number of rigs operating and our average revenue per operating day. During the first quarter of 2020, our average number of rigs operating was 123, compared to 175 in the first quarter of 2019. Our average revenue per operating day is largely dependent on the pricing terms of our rig contracts.

Revenues and direct operating costs decreased primarily due to a decrease in operating days. Average direct operating costs per operating day increased slightly due primarily to lower fixed cost absorption with the decrease in operating days.

Depreciation, amortization and impairment expense decreased primarily due to the retirement of 36 legacy non-APEX® drilling rigs and related equipment in the third quarter of 2019, which resulted in no depreciation expense being recorded for this equipment in 2020.

All of the goodwill associated with our contract drilling reporting unit was impaired during the three months ended March 31, 2020. See Note 6 of Notes to unaudited condensed consolidated financial statements for additional information.

The decrease in capital expenditures was primarily due to higher maintenance capital expenditures in the first quarter of 2019 when activity levels were higher.

Pressure Pumping	2020	2019	% Change
	(dollars in thousands)
Revenues	$125,107	$247,601	(49.5)%
Direct operating costs	114,855	202,748	(43.4)%
Margin (1)	10,252	44,853	(77.1)%
Selling, general and administrative	3,067	3,486	(12.0)%
Depreciation, amortization and impairment	42,671	60,135	(29.0)%
Operating loss	$(35,486)	$(18,768)	89.1%
Fracturing jobs	89	164	(45.7)%
Other jobs	209	263	(20.5)%
Total jobs	298	427	(30.2)%
Average revenue per fracturing job	$1,359.39	$1,476.55	(7.9)%
Average revenue per other job	$19.72	$20.71	(4.8)%
Average revenue per total job	$419.82	$579.86	(27.6)%
Average direct operating costs per total job	$385.42	$474.82	(18.8)%
Average margin per total job (1)	$34.40	$105.04	(67.2)%
Margin as a percentage of revenues (1)	8.2%	18.1%	(54.7)%
Capital expenditures	$14,280	$31,400	(54.5)%

(1)

Margin is defined as revenues less direct operating costs and excludes depreciation, amortization and impairment and selling, general and administrative expenses. Average margin per total job is defined as margin divided by total jobs. Margin as a percentage of revenues is defined as margin divided by revenues.

Generally, the revenues in our pressure pumping segment are most impacted by our number of fracturing jobs and the size (including whether or not we provide proppant and other materials) of those jobs, which is reflected in our average revenue per fracturing job. Direct operating costs are also most impacted by these same factors. Our average revenue per fracturing job is largely dependent on the pricing terms of our pressure pumping contracts. We completed 89 fracturing jobs during the first quarter of 2020, compared to 164 fracturing jobs in the first quarter of 2019. Our average revenue per fracturing job was $1.359 million in the first quarter of 2020, compared to $1.477 million in the first quarter of 2019.

Revenues and direct operating costs decreased primarily due to a decline in the number of fracturing jobs. Average revenue and direct operating costs per job were impacted by lower demand, more customers self-sourcing products and decreases in product prices.

Selling, general and administrative expenses decreased primarily as a result of cost reduction efforts.

Depreciation, amortization and impairment expense decreased primarily due to the write-down of pressure pumping equipment in the third quarter of 2019, which resulted in no depreciation expense being recorded for this equipment in the first quarter of 2020.

The decrease in capital expenditures was primarily due to higher maintenance capital expenditures in the first quarter of 2019 when activity levels were higher.

Directional Drilling	2020	2019	% Change
	(dollars in thousands)
Revenues	$34,485	$52,959	(34.9)%
Direct operating costs	32,329	45,602	(29.1)%
Margin (1)	2,156	7,357	(70.7)%
Selling, general and administrative	2,330	2,657	(12.3)%
Depreciation, amortization, and impairment	10,421	10,367	0.5%
Operating loss	$(10,595)	$(5,667)	87.0%
Capital expenditures	$2,008	$2,112	(4.9)%

(1)	Margin is defined as revenues less direct operating costs and excludes depreciation, amortization and impairment and selling, general and administrative expenses.

Directional drilling revenue decreased by $18.5 million from the first quarter of 2019 primarily due to decreased job activity.

Directional drilling direct operating costs decreased by $13.3 million primarily due to lower direct costs from decreased activity and cost reduction efforts.

Selling, general and administrative expenses decreased primarily as a result of cost reduction efforts.

Other Operations	2020	2019	% Change
	(dollars in thousands)
Revenues	$18,971	$31,219	(39.2)%
Direct operating costs	16,024	21,773	(26.4)%
Margin (1)	2,947	9,446	(68.8)%
Selling, general and administrative	1,459	2,862	(49.0)%
Depreciation, depletion, amortization and impairment	20,259	11,788	71.9%
Operating loss	$(18,771)	$(5,204)	260.7%
Capital expenditures	$5,264	$7,773	(32.3)%

(1)	Margin is defined as revenues less direct operating costs and excludes depreciation, depletion, amortization and impairment and selling, general and administrative expenses.

Other operations revenue decreased by $12.2 million from the first quarter of 2019 primarily due to a decrease in the volume of services provided by our oilfield rentals business and a decline in the average price per barrel of crude received by our oil and natural gas assets.

Other operations direct operating costs decreased by $5.7 million from the first quarter of 2019 primarily due to a decrease in the volume of services provided by our oilfield rentals business.

Selling, general and administrative expense decreased primarily as a result of cost reduction efforts.

Depreciation, depletion, amortization and impairment increased over the comparable prior year period primarily due to a $10.6 million impairment related to certain of our oil and natural gas assets recorded in the first quarter of 2020.

The decrease in capital expenditures was primarily due to higher maintenance capital expenditures in the first quarter of 2019 when activity levels were higher.

Corporate	2020	2019	% Change
	(dollars in thousands)
Selling, general and administrative	$22,026	$21,894	0.6%
Depreciation	$2,008	$1,803	11.4%
Other operating expenses (income), net
Net gain on asset disposals	$(1,239)	$(6,545)	(81.1)%
Legal-related expenses and settlements, net of insurance reimbursements	800	(3,471)	NA
Research and development	895	1,355	(33.9)%
Other	(5)	(75)	(93.3)%
Other operating expenses (income), net	$451	$(8,736)	NA
Credit loss expense	$1,055	$—	NA
Interest income	$657	$1,032	(36.3)%
Interest expense	$11,224	$12,984	(13.6)%
Other income	$85	$117	(27.4)%
Capital expenditures	$931	$1,331	(30.1)%

Other operating expenses (income), net includes net gains associated with the disposal of assets. Accordingly, the related gains or losses have been excluded from the results of specific segments. The majority of the net gain on asset disposals during 2019 reflect gains on disposal of drilling equipment. Legal-related expenses and settlements in 2019 includes proceeds from insurance claims.

A provision for credit losses was recognized in the first quarter of 2020 with respect to accounts receivable balances that are estimated to be uncollectible.

Interest expense was lower in the first quarter of 2020 due to the repayment of long-term debt in the third quarter of 2019.

Income Taxes

Our effective income tax rate fluctuates from the U.S. statutory tax rate based on, among other factors, changes in pretax income in jurisdictions with varying statutory tax rates, the impact of U.S. state and local taxes, and other differences related to the recognition of income and expense between U.S. GAAP and tax accounting.

Our effective income tax rate for the three months ended March 31, 2020 was 13.9%, compared with 18.8% for the three months ended March 31, 2019. The lower effective income tax rate for the three months ended March 31, 2020 was primarily attributable to the non-deductible portion of the goodwill impairment recorded in the first quarter of 2020.

We continue to monitor income tax developments in the United States and other countries where we operate. During the first quarter of 2020, the United States enacted legislation related to COVID-19, which includes tax provisions. We have considered these tax provisions and do not currently expect any material impact to our financial statements. We will incorporate into our future financial statements the impacts, if any, of future regulations and additional authoritative guidance when finalized.

Liquidity and Capital Resources

In response to the significant reduction in crude oil prices and the resulting fall in demand for drilling and completion services in North America, we have taken decisive action to quickly scale down our expenses.  In addition to lowering our direct field level costs as activity slows, we have taken steps to structurally reduce our indirect support costs by what we estimate will be approximately $100 million annually, of which approximately two-thirds relates to our pressure pumping segment. We expect to record a total of approximately $50 million of charges during the second quarter associated with these savings. We reduced our planned capital expenditures for 2020 by $110 million to $140 million. Our focus throughout the remainder of 2020 will be on further cost reductions and cash preservation during this period of significant uncertainty and volatility.

Our liquidity as of March 31, 2020 included approximately $230 million in working capital, including $152 million of cash and cash equivalents, and approximately $600 million available under our revolving credit facility.

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

On August 22, 2019, we entered into a term loan agreement (the “Term Loan Agreement”), which permits a single borrowing of up to $150 million, which we drew in full on September 23, 2019. Subject to customary conditions, we may request that the lenders’ aggregate commitments be increased by up to $75 million, not to exceed total commitments of $225 million. On September 25, 2019, we used $150 million of borrowings from the Term Loan Agreement and approximately $158 million of cash on hand to prepay our 4.97% Series A Senior Notes due October 5, 2020. The total amount of the prepayment, including the applicable “make-whole” premium, was approximately $308 million, plus accrued interest to the prepayment date. We repaid $50 million of the borrowings under the Term Loan Agreement on December 16, 2019, and we had $100 million in outstanding borrowings under the Term Loan Agreement as of March 31, 2020.

On November 15, 2019, we completed an offering of $350 million in aggregate principal amount of our 5.15% Senior Notes due 2029 (the “2029 Notes”). The net proceeds before offering expenses were approximately $347 million. On December 16, 2019, we used a portion of the net proceeds from the offering to prepay our 4.27% Series B Senior Notes due June 14, 2022 (the “Series B Notes”). The total amount of the prepayment, including the applicable “make-whole” premium, was approximately $315 million, plus accrued interest to the prepayment date. The remaining net proceeds and available cash on hand was used to repay $50 million of the borrowings under the Term Loan Agreement.

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

During the three months ended March 31, 2020, our sources of cash flow included:

•	$73.3 million from operating activities, and
•	$4.3 million in proceeds from the disposal of property and equipment.

During the three months ended March 31, 2020, we used $7.6 million to pay dividends on our common stock, $20.0 million for repurchases of our common stock and $71.9 million:

•	to make capital expenditures for the acquisition, betterment and refurbishment of drilling and pressure pumping equipment and, to a much lesser extent, equipment for our other businesses,
•	to acquire and procure equipment to support our drilling, pressure pumping, directional drilling, oilfield rentals and manufacturing operations, and
•	to fund investments in oil and natural gas properties on a non-operating working interest basis.

We paid cash dividends during the three months ended March 31, 2020 as follows:

	Per Share	Total
		(in thousands)
Paid on March 19, 2020	$0.04	$7,629

On April 22, 2020, our Board of Directors approved a cash dividend on our common stock in the amount of $0.02 per share to be paid on June 18, 2020 to holders of record as of June 4, 2020. The amount and timing of all future dividend payments, if any, are subject to the discretion of the Board of Directors and will depend upon business conditions, results of operations, financial condition, terms of our debt agreements and other factors.

On September 6, 2013, our Board of Directors approved a stock buyback program that authorized purchases of up to $200 million of our common stock in open market or privately negotiated transactions. On July 25, 2018, our Board of Directors approved an increase of the authorization under the stock buyback program to allow for $250 million of future share repurchases. On February 6, 2019, our Board of Directors approved another increase of the authorization under the stock buyback program to allow for $250 million of future share repurchases. On July 24, 2019, our Board of Directors approved another increase of the authorization under the stock buyback program to allow for $250 million of future share repurchases. All purchases executed to date have been through open market transactions. Purchases under the program are made at management’s discretion, at prevailing prices, subject to market conditions and other factors. Purchases may be made at any time without prior notice. Shares of stock purchased under the buyback program are held as treasury shares. There is no expiration date associated with the buyback program. As of March 31, 2020, we had remaining authorization to purchase approximately $130 million of our outstanding common stock under the stock buyback program.

Treasury stock acquisitions during the three months ended March 31, 2020 were as follows (dollars in thousands):

	Shares	Cost
Treasury shares at beginning of period	77,336,387	$1,345,134
Purchases pursuant to stock buyback program	5,826,266	20,000
Acquisitions pursuant to long-term incentive plan (1)	3,139	25
Treasury shares at end of period	83,165,792	$1,365,159

(1)

We withheld 3,139 shares during the first quarter of 2020 with respect to employees’ tax withholding obligations upon the vesting of restricted stock. These shares were acquired at fair market value. These acquisitions were made pursuant to the terms of the Patterson-UTI Energy, Inc. Amended and Restated 2014 Long-Term Incentive Plan, as amended, and not pursuant to the stock buyback program.

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

Loans under the Term Loan Agreement bear interest by reference, at our election, to the LIBOR rate or base rate. The applicable margin on LIBOR rate loans varies from 1.00% to 1.375%, and the applicable margin on base rate loans varies from 0.00% to 0.375%, in each case determined based upon our credit rating. As of March 31, 2020, the applicable margin on LIBOR rate loans and base rate loans was 1.375% and 0.375%, respectively.

The Term Loan Agreement contains representations, warranties, affirmative and negative covenants and events of default and associated remedies that we believe are customary for agreements of this nature, including certain restrictions on our ability and the ability of each of our subsidiaries to incur debt and grant liens. If our credit rating is below investment grade at both Moody’s and S&P, we will become subject to a restricted payment covenant, which would require us to have a Pro Forma Debt Service Coverage Ratio (as defined in the Term Loan Agreement) greater than or equal to 1.50 to 1.00 immediately before and immediately after making any restricted payment. Restricted payments include, among other things, dividend payments, repurchases of our common stock, distributions to holders of our common stock or any other payment or other distribution to third parties on account of our or our subsidiaries’ equity interests. Our credit rating is currently investment grade at one of the two ratings agencies.

The Term Loan Agreement requires mandatory prepayment in an amount equal to 100% of the net cash proceeds from the issuance of new senior indebtedness (other than certain permitted indebtedness) if our credit rating is below investment grade at both Moody’s and S&P. Our credit rating is currently investment grade at one of the two ratings agencies. The Term Loan Agreement also requires that our total debt to capitalization ratio, expressed as a percentage, not exceed 50%. The Term Loan Agreement generally defines the total debt to capitalization ratio as the ratio of (a) total borrowed money indebtedness to (b) the sum of such indebtedness plus consolidated net worth, with consolidated net worth determined as of the end of the most recently ended fiscal quarter. We were in compliance with these covenants at March 31, 2020.

As of March 31, 2020, we had $100 million in borrowings outstanding under the Term Loan Agreement at a LIBOR interest rate of 2.364%.

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

The Credit Agreement is a committed senior unsecured revolving credit facility that permits aggregate borrowings of up to $600 million, including a letter of credit facility that, at any time outstanding, is limited to $150 million and a swing line facility that, at any time outstanding, is limited to $20 million. Subject to customary conditions, we may request that the lenders’ aggregate commitments be increased by up to $300 million, not to exceed total commitments of $900 million. The original maturity date under the Credit Agreement was March 27, 2023. On March 26, 2019, we entered into Amendment No. 1 to Amended and Restated Credit Agreement, which amended the Credit Agreement to, among other things, extend the maturity date under the Credit Agreement from March 27, 2023 to March 27, 2024. On March 27, 2020, we entered into Amendment No. 2 to Amended and Restated Credit Agreement to, among other things, extend the maturity date for $550 million of revolving credit commitments of certain lenders under the Credit Agreement from March 27, 2024 to March 27, 2025. We have the option, subject to certain conditions, to exercise one additional one-year extension of the maturity date.

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

The Credit Agreement contains representations, warranties, affirmative and negative covenants and events of default and associated remedies that we believe are customary for agreements of this nature, including certain restrictions on our ability and the ability of each of our subsidiaries to incur debt and grant liens. If our credit rating is below investment grade at both Moody’s and S&P, we will become subject to a restricted payment covenant, which would require us to have a Pro Forma Debt Service Coverage Ratio (as defined in the Credit Agreement) greater than or equal to 1.50 to 1.00 immediately before and immediately after making any restricted payment. Restricted payments include, among other things, dividend payments, repurchases of our common stock, distributions to holders of our common stock or any other payment or other distribution to third parties on account of our or our subsidiaries’ equity interests. Our credit rating is currently investment grade at one of the two ratings agencies. The Credit Agreement also requires that our total debt to capitalization ratio, expressed as a percentage, not exceed 50%. The Credit Agreement generally defines the total debt to capitalization ratio as the ratio of (a) total borrowed money indebtedness to (b) the sum of such indebtedness plus consolidated net worth, with consolidated net worth determined as of the end of the most recently ended fiscal quarter. We were in compliance with these covenants at March 31, 2020.

As of March 31, 2020, we had no borrowings outstanding under our revolving credit facility. We had $0.1 million in letters of credit outstanding under the Credit Agreement at March 31, 2020 and, as a result, had available borrowing capacity of approximately $600 million at that date.

2015 Reimbursement Agreement — On March 16, 2015, we entered into a Reimbursement Agreement (the “Reimbursement Agreement”) with The Bank of Nova Scotia (“Scotiabank”), pursuant to which we may from time to time request that Scotiabank issue an unspecified amount of letters of credit. As of March 31, 2020, we had $63.3 million in letters of credit outstanding under the Reimbursement Agreement.

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

We have also agreed that if obligations under the Credit Agreement are secured by liens on any of our or our subsidiaries’ property, then our reimbursement obligations and (to the extent similar obligations would be secured under the Credit Agreement) other obligations under the Reimbursement Agreement and any letters of credit will be equally and ratably secured by all property subject to such liens securing the Credit Agreement.

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

The 2028 Notes and 2029 Notes (together, the “Senior Notes”) are our senior unsecured obligations, which rank equally with all of our other existing and future senior unsecured debt and will rank senior in right of payment to all of our other future subordinated debt. The Senior Notes will be effectively subordinated to any of our future secured debt to the extent of the value of the assets securing such debt. In addition, the Senior Notes will be structurally subordinated to the liabilities (including trade payables) of our subsidiaries that do not guarantee the Senior Notes. None of our subsidiaries are currently required to be a guarantor under the Senior Notes. If our subsidiaries guarantee the Senior Notes in the future, such guarantees (the “Guarantees”) will rank equally in right of payment with all of the guarantors’ future unsecured senior debt and senior in right of payment to all of the guarantors’ future subordinated debt. The Guarantees will be effectively subordinated to any of the guarantors’ future secured debt to the extent of the value of the assets securing such debt.

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

Upon the occurrence of a change of control triggering event, as defined in the indentures, each holder of the Senior Notes may require us to purchase all or a portion of such holder’s Senior Notes at a price equal to 101% of their principal amount, plus accrued and unpaid interest, if any, to, but excluding, the repurchase date.

The indentures also provide for events of default which, if any of them occurs, would permit or require the principal of, premium, if any, and accrued interest, if any, on the Senior Notes to become or to be declared due and payable.

Commitments— As of March 31, 2020, we maintained letters of credit in the aggregate amount of $63.4 million primarily for the benefit of various insurance companies as collateral for retrospective premiums and retained losses which could become payable under the terms of the underlying insurance contracts. These letters of credit expire annually at various times during the year and are typically renewed. As of March 31, 2020, no amounts had been drawn under the letters of credit.

As of March 31, 2020, we had commitments to purchase major equipment and make investments totaling approximately $25.7 million for our drilling, pressure pumping, directional drilling and oilfield rentals businesses.

Our pressure pumping business has entered into agreements to purchase minimum quantities of proppants and chemicals from certain vendors. The agreements expire in years 2020 through 2023. As of March 31, 2020, the remaining minimum obligation under these agreements was approximately $36.1 million, of which approximately $15.9 million, $12.3 million, $5.6 million and $2.3 million relate to the remainder of 2020, 2021, 2022 and 2023, respectively.

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

	Three Months Ended
	March 31,
	2020	2019
	(in thousands)
Net loss	$(434,722)	$(28,614)
Income tax benefit	(70,170)	(6,604)
Net interest expense	10,567	11,952
Depreciation, depletion, amortization and impairment	186,797	214,410
Impairment of goodwill	395,060	—
Adjusted EBITDA	$87,532	$191,144

Critical Accounting Policies

In addition to established accounting policies, our consolidated financial statements are impacted by certain estimates and assumptions made by management. The following is a discussion of our critical accounting policies pertaining to property and equipment, goodwill, revenue recognition and the use of estimates.

Property and equipment — Property and equipment, including betterments that extend the useful life of the asset, are stated at cost. Maintenance and repairs are charged to expense when incurred. We provide for the depreciation of our property and equipment using the straight-line method over the estimated useful lives. Our method of depreciation does not change when equipment becomes idle; we continue to depreciate idled equipment on a straight-line basis. No provision for salvage value is considered in determining depreciation of our property and equipment.

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

2020 Triggering Event Assessment — Due to the recent decline in the market price of our common stock and commodity prices we lowered our expectations with respect to future activity levels in certain of our operating segments. We deemed it necessary to assess the recoverability of our contract drilling, pressure pumping, directional drilling and oilfield rentals asset groups as of March 31, 2020. We performed an analysis as required by ASC 360-10-35 to assess the recoverability of the asset groups within our contract drilling, pressure pumping, directional drilling and oilfield rentals operating segments as of March 31, 2020. With respect to these asset groups, future cash flows were estimated over the expected remaining life of the assets, and we determined that, on an undiscounted basis, expected cash flows exceeded the carrying value of the asset groups, and no impairment was indicated. Expected cash flows, on an undiscounted basis, exceeded the carrying values of the asset groups within the contract drilling, pressure pumping, directional drilling and oilfield rentals operating segments by approximately 15%, 22%, 3% and 9%, respectively.

For the assessment performed as of March 31, 2020, the expected cash flows for our asset groups included assumptions about utilization, revenue and costs for our equipment and services that were estimated based upon our existing contract backlog, as well as recent contract tenders and customer inquiries. Also, the expected cash flows for the contract drilling, pressure pumping, directional drilling and oilfield rentals asset groups were based on the assumption that activity levels in all four segments would generally be lower than levels experienced in the second half of 2019 and first quarter of 2020 and would begin to recover in 2022 in response to improved oil prices. While we believe these assumptions with respect to future oil pricing are reasonable, actual future prices and activity levels may vary significantly from the ones that were assumed. The timeframe over which oil prices and activity levels may recover is highly uncertain.

All of these factors are beyond our control. If the lower oil price environment experienced in 2020 were to last into late 2022 and beyond, our actual cash flows would likely be less than the expected cash flows used in these assessments and could result in impairment charges in the future, and such impairment charges could be material.

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

Due to the recent decline in the market price of our common stock and commodity prices we lowered our expectations with respect to future activity levels in our contract drilling reporting unit. We performed a quantitative impairment assessment of our goodwill as of March 31, 2020. In completing the assessment, the fair value of our contract drilling operating segment was estimated using the income approach. The estimate of fair value required the use of significant unobservable inputs, representative of a Level 3 fair value measurement. The inputs included assumptions related to the future performance of our contract drilling reporting unit, such as future oil and natural gas prices and projected demand for our services, and assumptions related to discount rate and long-term growth rate.

Based on the results of the goodwill impairment test as of March 31, 2020, impairment was indicated in our contract drilling reporting unit. We recognized an impairment charge of $395 million in the quarter ended March 31, 2020 associated with the impairment of all of the goodwill in our contract drilling reporting unit.

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

For additional information on our accounting policies, see Note 1 of Notes to unaudited condensed consolidated financial statements included as a part of this Report.

Recently Issued Accounting Standards

See Note 1 to our unaudited condensed consolidated financial statements for a discussion of recently issued accounting standards.

Volatility of Oil and Natural Gas Prices and its Impact on Operations and Financial Condition

Our revenue, profitability and cash flows are highly dependent upon prevailing prices for oil and natural gas and expectations about future prices. For many years, oil and natural gas prices and markets have been extremely volatile. Prices are affected by many factors beyond our control. Oil prices remain extremely volatile, as the closing price of oil (WTI-Cushing) reached a first quarter 2020 high of $63.27 per barrel on January 6, 2020, and closed at $8.91 per barrel on April 21, 2020. In response to the rapid decline in commodity prices, E&P companies acted swiftly to reduce drilling and completion activity starting late in the first quarter.

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

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

As of March 31, 2020, we had exposure to interest rate market risk associated with our borrowings under the Term Loan Agreement, and we would have had exposure to interest rate market risk associated with any borrowings that we had under the Credit Agreement and amounts owed under the Reimbursement Agreement.

Loans under the Term Loan Agreement bear interest by reference, at our election, to the LIBOR rate or base rate. The applicable margin on LIBOR rate loans varies from 1.00% to 1.375%, and the applicable margin on base rate loans varies from 0.00% to 0.375%, in each case determined based upon our credit rating. As of March 31, 2020, the applicable margin on LIBOR rate loans and base rate loans was 1.375% and 0.375%, respectively. As of March 31, 2020, we had $100 million in borrowings outstanding under the Term Loan Agreement at a LIBOR interest rate of 2.364%.

Loans under the Credit Agreement bear interest by reference, at our election, to the LIBOR rate or base rate. The applicable margin on LIBOR rate loans varies from 1.00% to 2.00% and the applicable margin on base rate loans varies from 0.00% to 1.00%, in each case determined based on our credit rating. As of March 31, 2020, the applicable margin on LIBOR rate loans was 1.75% and the applicable margin on base rate loans was 0.75%. As of March 31, 2020, we had no borrowings outstanding under our revolving credit facility. The interest rate on borrowings outstanding under our revolving credit facility is variable and adjusts at each interest payment date based on our election of LIBOR or the base rate.

Under the Reimbursement Agreement, we will reimburse Scotiabank on demand for any amounts that Scotiabank has disbursed under any letters of credit. We are obligated to pay Scotiabank interest on all amounts not paid by us on the date of demand or when otherwise due at the LIBOR rate plus 2.25% per annum. As of March 31, 2020, no amounts had been disbursed under any letters of credit.

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

Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10‑Q. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of March 31, 2020.

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

ITEM 1A. Risk Factors

The Rapid Decline in Crude Oil Prices, Including as a Result of Economic Repercussions from the Recent Covid-19 Pandemic, Have Had, and Are Expected to Continue to Have, a Significant Impact on Our Business, and, Depending on the Effectiveness of Oil Production Cuts and the Duration of the Pandemic and Its Effect on the Oil and Gas Industry, Could Have a Material Adverse Effect on Our Business, Liquidity, Consolidated Results of Operations and Consolidated Financial Condition.

The rapid decline in crude oil prices, including as a result of economic repercussions from the recent COVID-19 pandemic, have contributed to significant volatility, uncertainty, and turmoil in the oil and gas industry. These events have affected our business and have exacerbated the potential negative impact from many of the risks described in our Form 10-K for the year ended December 31, 2019, including those relating to our customers’ capital spending and trends in oil and natural gas prices. For example, demand for our services is declining as our customers continue to revise their capital budgets downwards and swiftly adjust their operations in response to lower commodity prices.

In early March 2020, OPEC+ was initially unable to reach an agreement to continue to impose limits on the production of crude oil, and shortly thereafter the World Health Organization determined the COVID-19 outbreak to be a pandemic. The convergence of these events created the unprecedented dual impact of a global oil demand decline coupled with the risk of a substantial increase in supply. Oil demand has significantly deteriorated as a result of the virus outbreak and corresponding preventative measures taken around the world to mitigate the spread of the virus. At the same time, the announcement by Saudi Arabia and Russia that they would increase their production of oil placed further downward pressure on oil prices. WTI oil spot prices decreased from a high of $63 per barrel in early January 2020 to a low of $14 per barrel in late March 2020, a level which had not been experienced since March 1999, with physical markets showing signs of distress as spot prices have been negatively impacted by the lack of available storage capacity. While OPEC+ agreed in April 2020 to cut production, downward pressure on commodity prices has continued and could continue for the foreseeable future.

Given the nature and significance of the events described above, we are not able to enumerate all potential risks to our business from the decline in crude oil prices and the COVID-19 pandemic; however, we believe that in addition to the impacts described above, other current and potential impacts of these recent events include, but are not limited to:

•	liquidity challenges, including impacts related to delayed customer payments and payment defaults associated with customer liquidity issues and bankruptcies;
•	customers, suppliers and other third parties seeking to terminate, reject, renegotiate or otherwise avoid, and otherwise failing to perform, their contractual obligations to us;
•	additional credit rating downgrades of our corporate debt and potentially higher borrowing costs in the future;
•	a need to preserve liquidity, which could result in a reduction or suspension of our quarterly dividend or a delay or change in our capital investment plan;
•	cybersecurity issues, as digital technologies may become more vulnerable and experience a higher rate of cyberattacks in the current environment of remote connectivity;
•	litigation risk and possible loss contingencies related to COVID-19 and its impact, including with respect to commercial contracts, employee matters and insurance arrangements;
•	disruption to our supply chain for raw materials essential to our business;
•	reduction of our workforce to adjust to market conditions, including severance payments, retention issues, and an inability to hire employees when market conditions improve;
•	costs associated with rationalization of our portfolio of real estate facilities, including possible exit of leases and facility closures to align with expected activity and workforce capacity;
•	additional asset impairments, along with other accounting charges as demand for our services decreases;

•	infections and quarantining of our employees and the personnel of our customers, suppliers and other third parties in areas in which we operate;
•

changes in the regulation of the production of hydrocarbons, such as the imposition of limitations on the production of oil and gas by states or other jurisdictions, that may result in additional limits on demand for our services;

•	actions undertaken by national, regional and local governments and health officials to contain the virus or treat its effects; and
•

a structural shift in the global economy and its demand for oil and natural gas as a result of changes in the way people work, travel and interact, or in connection with a global recession or depression.

Given the dynamic nature of these events, we cannot reasonably estimate the period of time that the depressed commodity prices or COVID-19 pandemic and related market conditions will persist, the full extent of the impact they will have on our business, financial condition, results of operations or cash flows or the pace or extent of any subsequent recovery. We anticipate that 2020 will be a challenging year for us, as our customers continue to reduce their capital budgets. Therefore, we expect a substantial decline in activity from levels we experienced in the first quarter of 2020, coupled with downward pressure on the price of our services, and corresponding reductions in revenue and operating margins.

The confluence of events described above have had, and are expected to continue to have, a significant impact on our business, and, depending on the effectiveness of oil production cuts and the duration of the pandemic and its effect on the oil and gas industry, could have, a material adverse effect on our business, liquidity, consolidated results of operations and consolidated financial condition. For more information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Management Overview.”

Anti-takeover Measures in Our Charter Documents and Under State Law Could Discourage an Acquisition and Thereby Affect the Related Purchase Price.

We are a Delaware corporation subject to the Delaware General Corporation Law, including Section 203, an anti-takeover law. Our restated certificate of incorporation authorizes our Board of Directors to issue up to one million shares of preferred stock and to determine the price, rights (including voting rights), conversion ratios, preferences and privileges of that stock without further vote or action by the holders of the common stock. It also prohibits stockholders from acting by written consent without the holding of a meeting. In addition, our bylaws impose certain advance notification requirements as to business that can be brought by a stockholder before annual stockholder meetings and as to persons nominated as directors by a stockholder. As a result of these measures and others, potential acquirers might find it more difficult or be discouraged from attempting to effect an acquisition transaction with us. This may deprive holders of our securities of certain opportunities to sell or otherwise dispose of the securities at above-market prices pursuant to any such transactions. In addition, we have adopted a stockholder rights agreement that could make it more difficult for a third-party to acquire our common stock without the approval of our Board of Directors.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

The table below sets forth the information with respect to purchases of our common stock made by us during the quarter ended March 31, 2020.

				Approximate Dollar
			Total Number of	Value of Shares
			Shares (or Units)	That May Yet Be
			Purchased as Part	Purchased Under the
	Total	Average Price	of Publicly	Plans or
	Number of Shares	Paid per	Announced Plans	Programs (in
Period Covered	Purchased (1)	Share	or Programs	thousands)(2)
January 2020	1,047	$10.50	—	$150,000
February 2020	1,033,046	$6.65	1,032,000	$143,139
March 2020	4,795,312	$2.74	4,794,266	$130,000
Total	5,829,405		5,826,266	$130,000

(1)

We withheld 3,139 shares during the first quarter of 2020 with respect to employees’ tax withholding obligations upon the vesting of restricted stock. These shares were acquired at fair market value. These acquisitions were made pursuant to the terms of the Patterson-UTI Energy, Inc. Amended and Restated 2014 Long-Term Incentive Plan, as amended, and not pursuant to the stock buyback program.

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

ITEM 6. Exhibits

The following exhibits are filed herewith or incorporated by reference, as indicated:

3.1

Restated Certificate of Incorporation, as amended (filed August 9, 2004 as Exhibit 3.1 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004 and incorporated herein by reference).

3.2

Certificate of Amendment to Restated Certificate of Incorporation, as amended (filed August 9, 2004 as Exhibit 3.2 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004 and incorporated herein by reference).

3.3	Certificate of Elimination with respect to Series A Participating Preferred Stock (filed October 27, 2011 as Exhibit 3.1 to our Current Report on Form 8-K and incorporated herein by reference).

3.4

Certificate of Amendment to Restated Certificate of Incorporation, as amended (filed July 30, 2018 as Exhibit 3.4 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2018 and incorporated herein by reference).

3.5

Fourth Amended and Restated Bylaws of Patterson-UTI Energy, Inc., effective February 6, 2019 (filed February 12, 2019 as Exhibit 3.1 to our Current Report on Form 8-K and incorporated herein by reference).

3.6

Certificate of Designation of the Series A Junior Participating Preferred Stock of Patterson-UTI Energy, Inc., dated April 22, 2020 (filed April 23, 2020 as Exhibit 3.1 to our Current Report on Form 8-K and incorporated herein by reference).

4.1

Stockholder Rights Agreement, dated as of April 22, 2020, by and between Patterson-UTI Energy, Inc. and Continental Stock Transfer & Trust Company, as rights agent (which includes the Form of Rights Certificate as Exhibit B thereto) (filed April 23, 2020 as Exhibit 4.1 to our Current Report on Form 8-K and incorporated herein by reference).

10.1*	Form of Non-Employee Director Restricted Stock Unit Award Agreement.

10.2

Amendment No. 2 to Amended and Restated Credit Agreement, dated March 27, 2020, among Patterson-UTI Energy, Inc., as borrower, Wells Fargo Bank, National Association, as administrative agent, letter of credit issuer, swing line lender and lender and each of the other letter of credit issuers and lenders party thereto (filed March 27, 2020 as Exhibit 10.1 to our Current Report on Form 8-K and incorporated herein by reference).

10.3

Employment Agreement, dated as of April 8, 2020, between Patterson-UTI Management Services, LLC and Mark S. Siegel (filed April 9, 2020 as Exhibit 10.1 to our Current Report on Form 8-K and incorporated herein by reference).

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page from our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, has been formatted in Inline XBRL.

*	filed herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PATTERSON-UTI ENERGY, INC.

By:	/s/ C. Andrew Smith
C. Andrew Smith
Executive Vice President and
Chief Financial Officer
(Principal Financial and Accounting Officer and Duly Authorized Officer)

Date: April 28, 2020