Form 10-Q
period 2020-06-30
PATTERSON UTI ENERGY INC
filed 2020-07-28
CIK 889900

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

or

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

187,406,100 shares of common stock, $0.01 par value, as of July 23, 2020

PATTERSON-UTI ENERGY, INC. AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION

ITEM 1. Financial Statements

The following unaudited condensed consolidated financial statements include all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented.

PATTERSON-UTI ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited, in thousands, except share data)

	June 30,	December 31,
	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$246,781	$174,185
Accounts receivable, net of allowance for credit losses of $12,122 and $6,516 at June 30, 2020 and December 31, 2019, respectively	157,981	339,699
Federal and state income taxes receivable	8,725	6,397
Inventory	34,977	36,357
Other	69,071	75,177
Total current assets	517,535	631,815
Property and equipment, net	3,033,829	3,306,677
Right of use asset	18,699	31,275
Goodwill and intangible assets	38,336	444,004
Deposits on equipment purchases	6,676	8,066
Other	9,730	17,778
Total assets	$3,624,805	$4,439,615
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$72,958	$170,475
Federal and state income taxes payable	—	342
Accrued liabilities	190,372	219,850
Lease liability	8,809	9,935
Total current liabilities	272,139	400,602
Long-term lease liability	23,556	26,644
Long-term debt, net of debt discount and issuance costs of $7,860 and $8,460 at June 30, 2020 and December 31, 2019, respectively	967,140	966,540
Deferred tax liabilities, net	115,740	202,959
Other	17,357	9,250
Total liabilities	1,395,932	1,605,995
Commitments and contingencies (see Note 9)
Stockholders' equity:
Preferred stock, par value $.01; authorized 1,000,000 shares, no shares issued	—	—
Common stock, par value $.01; authorized 400,000,000 shares with 270,569,043 and 269,372,257 issued and 187,241,124 and 192,035,870 outstanding at June 30, 2020 and December 31, 2019, respectively	2,706	2,694
Additional paid-in capital	2,889,163	2,875,680
Retained earnings	698,286	1,294,902
Accumulated other comprehensive income	4,787	5,478
Treasury stock, at cost, 83,327,919 and 77,336,387 shares at June 30, 2020 and December 31, 2019, respectively	(1,366,069)	(1,345,134)
Total stockholders' equity	2,228,873	2,833,620
Total liabilities and stockholders' equity	$3,624,805	$4,439,615

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PATTERSON-UTI ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited, in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Operating revenues:
Contract drilling	$171,134	$348,138	$438,498	$720,530
Pressure pumping	59,533	251,008	184,640	498,609
Directional drilling	11,742	50,218	46,227	103,177
Other	7,971	26,401	26,942	57,620
Total operating revenues	250,380	675,765	696,307	1,379,936
Operating costs and expenses:
Contract drilling	87,127	201,792	250,547	420,994
Pressure pumping	56,268	206,137	171,123	408,885
Directional drilling	12,265	42,102	44,594	87,704
Other	9,086	17,612	25,110	39,385
Depreciation, depletion, amortization and impairment	173,085	208,688	359,882	423,098
Impairment of goodwill	—	—	395,060	—
Selling, general and administrative	23,991	34,894	54,337	67,449
Credit loss expense	4,551	3,594	5,606	3,594
Restructuring expenses	38,338	—	38,338	—
Other operating expenses (income), net	4,753	9,071	5,204	335
Total operating costs and expenses	409,464	723,890	1,349,801	1,451,444
Operating loss	(159,084)	(48,125)	(653,494)	(71,508)

Other income (expense):
Interest income	334	1,756	991	2,788
Interest expense, net of amount capitalized	(10,984)	(13,298)	(22,208)	(26,282)
Other	85	92	170	209
Total other expense	(10,565)	(11,450)	(21,047)	(23,285)

Loss before income taxes	(169,649)	(59,575)	(674,541)	(94,793)

Income tax benefit	(19,317)	(10,128)	(89,487)	(16,732)

Net loss	$(150,332)	$(49,447)	$(585,054)	$(78,061)

Net loss per common share:
Basic	$(0.81)	$(0.24)	$(3.10)	$(0.37)
Diluted	$(0.81)	$(0.24)	$(3.10)	$(0.37)

Weighted average number of common shares outstanding:
Basic	186,633	207,499	188,654	209,671
Diluted	186,633	207,499	188,654	209,671
Cash dividends per common share	$0.02	$0.04	$0.06	$0.08

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PATTERSON-UTI ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(unaudited, in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Net loss	$(150,332)	$(49,447)	$(585,054)	$(78,061)
Other comprehensive income (loss), net of taxes of $0 for all periods:
Foreign currency translation adjustment	695	848	(691)	1,792
Total comprehensive loss	$(149,637)	$(48,599)	$(585,745)	$(76,269)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PATTERSON-UTI ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(unaudited, in thousands)

					Accumulated
	Common Stock		Additional		Other
	Number of		Paid-in	Retained	Comprehensive	Treasury
	Shares	Amount	Capital	Earnings	Income (Loss)	Stock	Total
Balance, December 31, 2019	269,372	$2,694	$2,875,680	$1,294,902	$5,478	$(1,345,134)	$2,833,620
Net loss	—	—	—	(585,054)	—	—	(585,054)
Foreign currency translation adjustment	—	—	—	—	(691)	—	(691)
Vesting of restricted stock units	1,197	12	(12)	—	—	—	—
Stock-based compensation	—	—	13,495	—	—	—	13,495
Payment of cash dividends	—	—	—	(11,364)	—	—	(11,364)
Dividend equivalents	—	—	—	(198)	—	—	(198)
Purchase of treasury stock	—	—	—	—	—	(20,935)	(20,935)
Balance, June 30, 2020	270,569	$2,706	$2,889,163	$698,286	$4,787	$(1,366,069)	$2,228,873

					Accumulated
	Common Stock		Additional		Other
	Number of		Paid-in	Retained	Comprehensive	Treasury
	Shares	Amount	Capital	Earnings	Income (Loss)	Stock	Total
Balance, December 31, 2018	267,316	$2,673	$2,827,154	$1,753,557	$2,487	$(1,080,448)	$3,505,423
Net loss	—	—	—	(78,061)	—	—	(78,061)
Foreign currency translation adjustment	—	—	—	—	1,792	—	1,792
Exercise of stock options	700	7	9,212	—	—	—	9,219
Vesting of restricted stock units	777	8	(8)	—	—	—	—
Forfeitures of restricted stock	(2)	—	—	—	—	—	—
Stock-based compensation	—	—	20,388	—	—	—	20,388
Payment of cash dividends	—	—	—	(16,843)	—	—	(16,843)
Dividend equivalents	—	—	—	(236)	—	—	(236)
Purchase of treasury stock	—	—	—	—	—	(163,371)	(163,371)
Balance, June 30, 2019	268,791	$2,688	$2,856,746	$1,658,417	$4,279	$(1,243,819)	$3,278,311

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PATTERSON-UTI ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Six Months Ended
	June 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(585,054)	$(78,061)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, depletion, amortization and impairment	359,882	423,098
Impairment of goodwill	395,060	—
Dry holes and abandonments	1,238	94
Deferred income tax benefit	(87,219)	(14,867)
Stock-based compensation expense	13,495	20,388
Net gain on asset disposals	(2,461)	(10,516)
Net gain on insurance reimbursement	(4,172)	—
Writedown of capacity reservation contract	9,207	12,673
Credit loss expense	5,606	3,594
Restructuring expenses, non-cash	30,886	—
Amortization of debt discount and issuance costs	447	443
Changes in operating assets and liabilities:
Accounts receivable	176,072	54,188
Income taxes receivable/payable	(2,663)	(2,972)
Inventory and other assets	16,923	(3,967)
Accounts payable	(65,915)	(16,941)
Accrued liabilities	(37,237)	(18,884)
Other liabilities	(4,762)	(2,971)
Net cash provided by operating activities	219,333	365,299
Cash flows from investing activities:
Acquisitions, net of cash acquired	—	(13)
Purchases of property and equipment	(121,601)	(215,260)
Proceeds from disposal of assets and insurance claims	7,265	31,516
Net cash used in investing activities	(114,336)	(183,757)
Cash flows from financing activities:
Purchases of treasury stock	(20,935)	(154,152)
Dividends paid	(11,364)	(16,843)
Debt issuance costs	(145)	—
Net cash provided by financing activities	(32,444)	(170,995)
Effect of foreign exchange rate changes on cash	43	(62)
Net increase in cash and cash equivalents	72,596	10,485
Cash and cash equivalents at beginning of period	174,185	245,029
Cash and cash equivalents at end of period	$246,781	$255,514
Supplemental disclosure of cash flow information:
Net cash paid during the period for:
Interest, net of capitalized interest of $406 in 2020 and $380 in 2019	$(21,482)	$(24,924)
Income taxes	(402)	(1,127)
Non-cash investing and financing activities:
Receivable from property and equipment insurance	$6,983	$—
Net decrease in payables for purchases of property and equipment	(36,894)	(29,935)
Net decrease in deposits on equipment purchases	1,390	4,728
Cashless exercise of stock options	—	9,219

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

The unaudited interim condensed consolidated financial statements have been prepared by us pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been omitted pursuant to such rules and regulations, although we believe the disclosures included either on the face of the financial statements or herein are sufficient to make the information presented not misleading. In the opinion of management, all recurring adjustments considered necessary for a fair statement of the information in conformity with U.S. GAAP have been included. The unaudited condensed consolidated balance sheet as of December 31, 2019, as presented herein, was derived from our audited consolidated balance sheet but does not include all disclosures required by U.S. GAAP. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019. The results of operations for the three months and six months ended June 30, 2020 are not necessarily indicative of the results to be expected for the full year.

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

In March 2020, the FASB issued an accounting standards update to provide temporary optional expedients that simplify the accounting for contract modifications to existing debt agreements expected to arise from the market transition from LIBOR to alternative reference rates. The amendments in the update are effective as of March 12, 2020 through December 31, 2022 and may be applied to contract modifications from the beginning of an interim period that includes or is subsequent to March 12, 2020. We plan to adopt this standard when LIBOR is discontinued and are currently evaluating the impact of adoption on our consolidated financial statements.

2. Credit Losses

ASC Topic 326 Current Expected Credit Losses (CECL)

On January 1, 2020, we adopted ASU 2016-13 Financial Instruments – Credit Losses (Topic 326) Measurement of Credit Losses on Financial Instruments, which introduces a new model to measure all expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions and reasonable and supportable forecasts. Our customers are primarily oil and natural gas exploration and production companies, which are collectively exposed to oil and natural gas commodity price risk. Our customers require services from us at various stages of the exploration and production process. Accordingly, we have aggregated our trade receivables by segment. Any customers that have experienced a deterioration in credit quality are removed from the pool and evaluated individually. We utilized an accounts receivable aging schedule and historical credit loss information to estimate expected credit losses. Due to the significant decline in crude oil prices during the quarter ended March 31, 2020 and its related impact to our customers, we increased our historical credit loss rates used to determine our March 31, 2020 allowance for credit losses in the first quarter of 2020. We continued to monitor and evaluate our expected credit losses using these increased credit loss rates for the three months ended June 30, 2020.

The adoption of the new accounting standard did not have a material impact on our consolidated financial statements and did not result in a transition adjustment to retained earnings.

The allowance for credit losses related to accounts receivable as of June 30, 2020 and changes for the three and six months then ended are as follows (in thousands):

Balance at December 31, 2019	$6,516
Provision for expected credit losses	1,055
Balance at March 31, 2020	7,571
Provision for expected credit losses	4,551
Balance at June 30, 2020	$12,122

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

We are a non-operating, working interest owner of oil and natural gas properties primarily located in Texas and New Mexico. The ownership terms are outlined in joint operating agreements for each well between the operator of the well and the various interest owners, including us, who are considered non-operators of the well. We receive revenue each period for our working interest in the well during the period. The revenue received for the working interests from these oil and gas properties does not fall under the scope of the new revenue standard, and therefore, will continue to be reported under current guidance ASC 932-323 Extractive Activities – Oil and Gas, Investments – Equity Method and Joint Ventures.

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

Accounts receivable balances were $157 million and $336 million as of June 30, 2020 and December 31, 2019, respectively. These balances do not include amounts related to our oil and gas working interests as those contracts are excluded from Topic 606. Accounts receivable balances are included in “Accounts receivable” in the condensed consolidated balance sheets.

We do not have any significant contract asset balances, and as such, contract balances are not presented at the net amount at a contract level. Contract liabilities include prepayments received from customers prior to the requested services being completed. Once the services are complete and have been invoiced, the prepayment is applied against the customer’s account to offset the accounts receivable balance. Also included in contract liabilities are payments received from customers for the initial mobilization of newly constructed or upgraded rigs that were moved on location to the initial well site. These mobilization payments are allocated to the overall performance obligation and amortized over the initial term of the contract. During the six months ended June 30, 2020 and 2019, approximately $0.1 million and $0.8 million, respectively, was amortized and recorded in drilling revenue.

Total contract liability balances were $0.9 million and $2.7 million as of June 30, 2020 and December 31, 2019, respectively. Contract liability balances are included in “Accounts payable” and “Accrued liabilities” in the condensed consolidated balance sheets.

Contract Costs

Costs incurred for newly constructed rigs or rig upgrades based on a contract with a customer are considered capital improvements and are capitalized to drilling equipment and depreciated over the estimated useful life of the asset.

4. Inventory

Inventory consisted of the following at June 30, 2020 and December 31, 2019 (in thousands):

	June 30, 2020	December 31, 2019
Finished goods	$625	$105
Work-in-process	1,190	1,229
Raw materials and supplies	33,162	35,023
Inventory	$34,977	$36,357

5. Property and Equipment

Property and equipment consisted of the following at June 30, 2020 and December 31, 2019 (in thousands):

	June 30, 2020	December 31, 2019
Equipment	$7,973,956	$8,114,326
Oil and natural gas properties	220,804	226,646
Buildings	189,857	184,700
Land	24,318	25,747
Total property and equipment	8,408,935	8,551,419
Less accumulated depreciation, depletion and impairment	(5,375,106)	(5,244,742)
Property and equipment, net	$3,033,829	$3,306,677

On a periodic basis, we evaluate our fleet of drilling rigs for marketability based on the condition of inactive rigs, expenditures that would be necessary to bring them to working condition and the expected demand for drilling services by rig type.  The components comprising rigs that will no longer be marketed are evaluated, and those components with continuing utility to our other marketed rigs are transferred to other rigs or to our yards to be used as spare equipment.  The remaining components of these rigs are retired. During the three months ended June 30, 2020, we recorded an impairment of $8.3 million related to the closing of our Canadian drilling operations.

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

2020 Triggering Event Assessment

Due to the decline in the market price of our common stock and commodity prices in the first quarter of 2020, we lowered our expectations with respect to future activity levels in certain of our operating segments. We deemed it necessary to assess the recoverability of our contract drilling, pressure pumping, directional drilling and oilfield rentals asset groups as of March 31, 2020. We performed an analysis as required by ASC 360-10-35 to assess the recoverability of the asset groups within our contract drilling, pressure pumping, directional drilling and oilfield rentals operating segments as of March 31, 2020. With respect to these asset groups, future cash flows were estimated over the expected remaining life of the assets, and we determined that, on an undiscounted basis, expected cash flows exceeded the carrying value of the asset groups, and no impairment was indicated. Expected cash flows, on an undiscounted basis, exceeded the carrying values of the asset groups within the contract drilling, pressure pumping, directional drilling and oilfield rentals operating segments by approximately 15%, 22%, 3% and 9%, respectively.

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

We have concluded that no triggering events occurred during the quarter ended June 30, 2020 with respect to our asset groups based on our recent results of operations, our expectations of operating results in future periods and prevailing commodity prices at the time.

6. Goodwill and Intangible Assets

Goodwill — Goodwill by operating segment as of June 30, 2020 and changes for the six months then ended are as follows (in thousands):

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

Due to the decline in the market price of our common stock and commodity prices in the first quarter of 2020, we lowered our expectations with respect to future activity levels in our contract drilling reporting unit. We performed a quantitative impairment assessment of our goodwill as of March 31, 2020. In completing the assessment, the fair value of our contract drilling operating segment was estimated using the income approach. The estimate of fair value required the use of significant unobservable inputs, representative of a Level 3 fair value measurement. The inputs included assumptions related to the future performance of our contract drilling reporting unit, such as future oil and natural gas prices and projected demand for our services, and assumptions related to discount rate and long-term growth rate.

Based on the results of the goodwill impairment test as of March 31, 2020, impairment was indicated in our contract drilling reporting unit. We recognized an impairment charge of $395 million in the quarter ended March 31, 2020 associated with the impairment of all of the goodwill in our contract drilling reporting unit.

Intangible Assets — The following table presents the gross carrying amount and accumulated amortization of our intangible assets as of June 30, 2020 and December 31, 2019 (in thousands):

	June 30, 2020			December 31, 2019
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Customer relationships	$28,000	$(24,206)	$3,794	$28,000	$(19,710)	$8,290
Developed technology	55,772	(21,450)	34,322	55,772	(15,386)	40,386
Internal use software	482	(262)	220	482	(214)	268
	$84,254	$(45,918)	$38,336	$84,254	$(35,310)	$48,944

Amortization expense on intangible assets of approximately $5.3 million and $3.7 million was recorded in the three months ended June 30, 2020 and 2019, respectively. Amortization expense on intangible assets of approximately $10.6 million and $7.3 million was recorded in the six months ended June 30, 2020 and 2019, respectively.

Due to the decline in the market price of our common stock and commodity prices in the first quarter of 2020, we lowered our expectations with respect to future activity levels in certain of our operating segments. We deemed it necessary to assess the recoverability of our contract drilling, pressure pumping, directional drilling and oilfield rentals asset groups as of March 31, 2020. The assessments of recoverability of the asset groups included the respective intangible assets, and no impairment was indicated. See Note 5 for additional information.

7. Accrued Liabilities

Accrued liabilities consisted of the following at June 30, 2020 and December 31, 2019 (in thousands):

	June 30, 2020	December 31, 2019
Salaries, wages, payroll taxes and benefits	$28,153	$57,615
Workers' compensation liability	74,700	81,112
Property, sales, use and other taxes	26,227	22,404
Insurance, other than workers' compensation	9,186	9,218
Accrued interest payable	11,904	12,021
Accrued restructuring expenses	7,829	—
Other	32,373	37,480
Accrued liabilities	$190,372	$219,850

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

Loans under the Term Loan Agreement bear interest by reference, at our election, to the LIBOR rate or base rate. The applicable margin on LIBOR rate loans varies from 1.00% to 1.375%, and the applicable margin on base rate loans varies from 0.00% to 0.375%, in each case determined based upon our credit rating. As of June 30, 2020, the applicable margin on LIBOR rate loans and base rate loans was 1.375% and 0.375%, respectively.

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

The Term Loan Agreement requires mandatory prepayment in an amount equal to 100% of the net cash proceeds from the issuance of new senior indebtedness (other than certain permitted indebtedness) if our credit rating is below investment grade at both Moody’s and S&P. Our credit rating is currently investment grade at one of the two ratings agencies. The Term Loan Agreement also requires that our total debt to capitalization ratio, expressed as a percentage, not exceed 50%. The Term Loan Agreement generally defines the total debt to capitalization ratio as the ratio of (a) total borrowed money indebtedness to (b) the sum of such indebtedness plus consolidated net worth, with consolidated net worth determined as of the end of the most recently ended fiscal quarter. We were in compliance with these covenants at June 30, 2020.

As of June 30, 2020, we had $100 million in borrowings outstanding under the Term Loan Agreement at a LIBOR interest rate of 1.55%.

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

The Credit Agreement contains representations, warranties, affirmative and negative covenants and events of default and associated remedies that we believe are customary for agreements of this nature, including certain restrictions on our ability and the ability of each of our subsidiaries to incur debt and grant liens. If our credit rating is below investment grade at both Moody’s and S&P, we will become subject to a restricted payment covenant, which would require us to have a Pro Forma Debt Service Coverage Ratio (as defined in the Credit Agreement) greater than or equal to 1.50 to 1.00 immediately before and immediately after making any restricted payment. Restricted payments include, among other things, dividend payments, repurchases of our common stock, distributions to holders of our common stock or any other payment or other distribution to third parties on account of our or our subsidiaries’ equity interests. Our credit rating is currently investment grade at one of the two ratings agencies. The Credit Agreement also requires that our total debt to capitalization ratio, expressed as a percentage, not exceed 50%. The Credit Agreement generally defines the total debt to capitalization ratio as the ratio of (a) total borrowed money indebtedness to (b) the sum of such indebtedness plus consolidated net worth, with consolidated net worth determined as of the end of the most recently ended fiscal quarter. We were in compliance with these covenants at June 30, 2020.

As of June 30, 2020, we had no borrowings outstanding under our revolving credit facility. We had $0.1 million in letters of credit outstanding under the Credit Agreement at June 30, 2020 and, as a result, had available borrowing capacity of approximately $600 million at that date.

2015 Reimbursement Agreement — On March 16, 2015, we entered into a Reimbursement Agreement (the “Reimbursement Agreement”) with The Bank of Nova Scotia (“Scotiabank”), pursuant to which we may from time to time request that Scotiabank issue an unspecified amount of letters of credit. As of June 30, 2020, we had $60.7 million in letters of credit outstanding under the Reimbursement Agreement.

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

Interest expense related to the amortization of debt issuance costs was approximately $0.2 million and $0.3 million for the three months ended June 30, 2020 and 2019, respectively and $0.5 million and $0.7 million for the six months ended June 30, 2020 and 2019, respectively.

Presented below is a schedule of the principal repayment requirements of long-term debt as of June 30, 2020 (in thousands):

Year ending December 31,
2020	$—
2021	—
2022	100,000
2023	—
2024	—
Thereafter	875,000
Total	$975,000

9. Commitments and Contingencies

As of June 30, 2020, we maintained letters of credit in the aggregate amount of $60.8 million primarily for the benefit of various insurance companies as collateral for retrospective premiums and retained losses which could become payable under the terms of the underlying insurance contracts. These letters of credit expire annually at various times during the year and are typically renewed. As of June 30, 2020, no amounts had been drawn under the letters of credit.

As of June 30, 2020, we had commitments to purchase major equipment and make investments totaling approximately $11.7 million for our drilling, pressure pumping, directional drilling and oilfield rentals businesses.

Our pressure pumping business has entered into agreements to purchase minimum quantities of proppants and chemicals from certain vendors. The agreements expire in years 2020 through 2022. As of June 30, 2020, the remaining minimum obligation under these agreements was approximately $26.4 million, of which approximately $13.0 million, $10.0 million, and $3.4 million relate to the remainder of 2020, 2021, and 2022, respectively. In 2017, we entered into a capacity reservation agreement that required a cash deposit to increase access to finer grades of sand for our pressure pumping business. As market prices for sand have substantially decreased since 2017, we have purchased lower cost sand outside of this capacity reservation contract and recorded charges of $9.2 million and $12.7 million in the quarters ended June 30, 2020 and June 30, 2019, respectively, to revalue the deposit to its expected realizable value. The deposit related to the capacity reservation agreement has no balance remaining subsequent to the charge recorded in the quarter ended June 30, 2020.

We are party to various legal proceedings arising in the normal course of our business. We do not believe that the outcome of these proceedings, either individually or in the aggregate, will have a material adverse effect on our financial condition, cash flows or results of operations.

10. Stockholders’ Equity

Stockholder Rights Agreement — On April 22, 2020, our Board of Directors adopted a stockholder rights agreement and declared a dividend of one right (a “Right”) for each outstanding share of our common stock to stockholders of record at the close of business on May 8, 2020. Each Right entitles its holder, subject to the terms of the Rights Agreement (as defined below), to purchase from us one one-thousandth of a share of our Series A Junior Participating Preferred Stock, par value $0.01 per share, at an exercise price of $17.00 per Right, subject to adjustment. The description and terms of the Rights are set forth in a stockholder rights agreement, dated as of April 22, 2020 (the “Rights Agreement”), between us and Continental Stock Transfer & Trust Company, as rights agent (the “Rights Agent”). On July 22, 2020, we and the Rights Agent entered into an amendment to the Rights Agreement, as described in Note 17.

Initially, these Rights are not exercisable and trade with our shares of common stock. Under the Rights Agreement, the Rights generally become exercisable only if a person or group of persons acting together (each, an “acquiring person”) acquires beneficial ownership of 10% (12% for passive investors) or more of the outstanding shares of our common stock.

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

The Rights Agreement will expire on April 22, 2021, but our Board of Directors may consider earlier termination of the Rights Agreement if warranted.

Cash Dividends — We paid cash dividends during the six months ended June 30, 2020 and 2019 as follows:

2020:	Per Share	Total
		(in thousands)
Paid on March 19, 2020	$0.04	$7,629
Paid on June 18, 2020	0.02	$3,735
Total cash dividends	$0.06	$11,364

2019:	Per Share	Total
		(in thousands)
Paid on March 21, 2019	$0.04	$8,499
Paid on June 20, 2019	0.04	$8,344
Total cash dividends	$0.08	$16,843

On July 22, 2020, our Board of Directors approved a cash dividend on our common stock in the amount of $0.02 per share to be paid on September 17, 2020 to holders of record as of September 3, 2020. The amount and timing of all future dividend payments, if any, are subject to the discretion of the Board of Directors and will depend upon business conditions, results of operations, financial condition, terms of our debt agreements and other factors.

On September 6, 2013, our Board of Directors approved a stock buyback program that authorized purchases of up to $200 million of our common stock in open market or privately negotiated transactions. On July 25, 2018, our Board of Directors approved an increase of the authorization under the stock buyback program to allow for $250 million of future share repurchases. On February 6, 2019, our Board of Directors approved another increase of the authorization under the stock buyback program to allow for $250 million of future share repurchases. On July 24, 2019, our Board of Directors approved another increase of the authorization under the stock buyback program to allow for $250 million of future share repurchases. All purchases executed to date have been through open market transactions. Purchases under the program are made at management’s discretion, at prevailing prices, subject to market conditions and other factors. Purchases may be made at any time without prior notice. There is no expiration date associated with the buyback program. As of June 30, 2020, we had remaining authorization to purchase approximately $130 million of our outstanding common stock under the stock buyback program. Shares of stock purchased under the buyback program are held as treasury shares.

We acquired shares of stock from employees during 2020 that are accounted for as treasury stock. These shares were acquired to satisfy the employees’ tax withholding obligations upon the settlement of performance unit awards and the vesting of restricted stock and restricted stock units. These shares were acquired at fair market value. These acquisitions were made pursuant to the terms of the Patterson-UTI Energy, Inc. Amended and Restated 2014 Long-Term Incentive Plan, as amended, and not pursuant to the stock buyback program.

Treasury stock acquisitions during the six months ended June 30, 2020 were as follows (dollars in thousands):

	Shares	Cost
Treasury shares at beginning of period	77,336,387	$1,345,134
Purchases pursuant to stock buyback program	5,826,266	20,000
Acquisitions pursuant to long-term incentive plan	165,266	935
Treasury shares at end of period	83,327,919	$1,366,069

The reconciliation of changes in stockholders’ equity for the periods ended June 30, 2020 and 2019, are presented as follows (in thousands):

	For the six months ended June 30, 2020
					Accumulated
	Common Stock		Additional		Other
	Number of		Paid-in	Retained	Comprehensive	Treasury
	Shares	Amount	Capital	Earnings	Income (Loss)	Stock	Total
Balance, December 31, 2019	269,372	$2,694	$2,875,680	$1,294,902	$5,478	$(1,345,134)	$2,833,620
Net loss	—	—	—	(434,722)	—	—	(434,722)
Foreign currency translation adjustment	—	—	—	—	(1,386)	—	(1,386)
Vesting of restricted stock units	151	1	(1)	—	—	—	—
Stock-based compensation	—	—	9,160	—	—	—	9,160
Payment of cash dividends	—	—	—	(7,629)	—	—	(7,629)
Dividend equivalents	—	—	—	(125)	—	—	(125)
Purchase of treasury stock	—	—	—	—	—	(20,025)	(20,025)
Balance, March 31, 2020	269,523	$2,695	$2,884,839	$852,426	$4,092	$(1,365,159)	$2,378,893
Net loss	—	—	—	(150,332)	—	—	(150,332)
Foreign currency translation adjustment	—	—	—	—	695	—	695
Vesting of restricted stock units	1,046	11	(11)	—	—	—	—
Stock-based compensation	—	—	4,335	—	—	—	4,335
Payment of cash dividends	—	—	—	(3,735)	—	—	(3,735)
Dividend equivalents	—	—	—	(73)	—	—	(73)
Purchase of treasury stock	—	—	—	—	—	(910)	(910)
Balance, June 30, 2020	270,569	$2,706	$2,889,163	$698,286	$4,787	$(1,366,069)	$2,228,873

	For the six months ended June 30, 2019
					Accumulated
	Common Stock		Additional		Other
	Number of		Paid-in	Retained	Comprehensive	Treasury
	Shares	Amount	Capital	Earnings	Income (Loss)	Stock	Total
Balance, December 31, 2018	267,316	$2,673	$2,827,154	$1,753,557	$2,487	$(1,080,448)	$3,505,423
Net loss	—	—	—	(28,614)	—	—	(28,614)
Foreign currency translation adjustment	—	—	—	—	944	—	944
Vesting of restricted stock units	38	—	—	—	—	—	—
Forfeitures of restricted stock	(1)	—	—	—	—	—	—
Stock-based compensation	—	—	9,338	—	—	—	9,338
Payment of cash dividends	—	—	—	(8,499)	—	—	(8,499)
Dividend equivalents	—	—	—	(110)	—	—	(110)
Purchase of treasury stock	—	—	—	—	—	(75,113)	(75,113)
Balance, March 31, 2019	267,353	$2,673	$2,836,492	$1,716,334	$3,431	$(1,155,561)	$3,403,369
Net loss	—	—	—	(49,447)	—	—	(49,447)
Foreign currency translation adjustment	—	—	—	—	848	—	848
Exercise of stock options	700	7	9,212	—	—	—	9,219
Vesting of restricted stock units	739	8	(8)	—	—	—	—
Forfeitures of restricted stock	(1)	—	—	—	—	—	—
Stock-based compensation	—	—	11,050	—	—	—	11,050
Payment of cash dividends	—	—	—	(8,344)	—	—	(8,344)
Dividend equivalents	—	—	—	(126)	—	—	(126)
Purchase of treasury stock	—	—	—	—	—	(88,258)	(88,258)
Balance, June 30, 2019	268,791	$2,688	$2,856,746	$1,658,417	$4,279	$(1,243,819)	$3,278,311

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

Stock Options — We estimate the grant date fair values of stock options using the Black-Scholes-Merton valuation model. Volatility assumptions are based on the historic volatility of our common stock over the most recent period equal to the expected term of the options as of the date such options are granted. The expected term assumptions are based on our experience with respect to employee stock option activity. Dividend yield assumptions are based on the expected dividends at the time the options are granted. The risk-free interest rate assumptions are determined by reference to United States Treasury yields. No options were granted during the six months ended June 30, 2020 or 2019.

Stock option activity from January 1, 2020 to June 30, 2020 follows:

		Weighted
		Average
	Underlying	Exercise Price
	Shares	Per Share
Outstanding at January 1, 2020	4,766,150	$20.62
Exercised	—	$—
Expired	(710,000)	$14.83
Outstanding at June 30, 2020	4,056,150	$21.63
Exercisable at June 30, 2020	4,026,150	$21.65

Restricted Stock — For all restricted stock awards made to date, shares of common stock were issued when the awards were made. Non-vested shares are subject to forfeiture for failure to fulfill service conditions. Non-forfeitable dividends are paid on non-vested shares of restricted stock. We use the straight-line method to recognize periodic compensation cost over the vesting period.

Restricted stock activity from January 1, 2020 to June 30, 2020 follows:

		Weighted
		Average Grant
		Date Fair Value
	Shares	Per Share
Non-vested restricted stock outstanding at January 1, 2020	72,051	$21.59
Vested	(72,051)	$21.59
Forfeited	—	$—
Non-vested restricted stock outstanding at June 30, 2020	—	$—

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

Restricted stock unit activity from January 1, 2020 to June 30, 2020 follows:

			Weighted
			Average Grant
	Time	Performance	Date Fair Value
	Based	Based	Per Share
Non-vested restricted stock units outstanding at January 1, 2020	2,631,726	397,315	$15.81
Granted	1,691,246	—	$4.25
Vested	(864,013)	—	$15.05
Forfeited	(248,276)	—	$14.07
Non-vested restricted stock units outstanding at June 30, 2020	3,210,683	397,315	$10.69

Performance Unit Awards — We have granted share-settled performance unit awards to certain employees (the “Performance Units”) on an annual basis since 2010. The Performance Units provide for the recipients to receive a grant of shares of common stock upon the achievement of certain performance goals during a specified period established by the Compensation Committee. The performance period for the Performance Units is the three-year period commencing on April 1 of the year of grant, except that for the Performance Units granted in 2017 the three-year performance period commenced on May 1.

The performance goals for the Performance Units are tied to our total shareholder return for the performance period as compared to total shareholder return for a peer group determined by the Compensation Committee. These goals are considered to be market conditions under the relevant accounting standards and the market conditions were factored into the determination of the fair value of the respective Performance Units. For the Performance Units granted in April 2018, the recipients will receive a target number of shares if our total shareholder return during the performance period, when compared to the peer group, is at the 50th percentile. For the Performance Units granted in April 2019 and April 2020, the recipients will receive the target number of shares if our total shareholder return during the performance period, when compared to the peer group, is at the 55th percentile. If our total shareholder return during the performance period, when compared to the peer group, is at the 75th percentile or higher, then the recipients will receive two times the target number of shares. If our total shareholder return during the performance period, when compared to the peer group, is at the 25th percentile, then the recipients will only receive one-half of the target number of shares. If our total shareholder return during the performance period, when compared to the peer group, is between the 25th and target percentile, or the target and 75th percentile, then the shares to be received by the recipients will be determined using linear interpolation for levels of achievement between these points. For the Performance Units granted in April 2018, the payout is based on relative performance and does not have an absolute performance requirement. For the Performance Units granted in April 2019 and April 2020, the payout shall not exceed the target number of shares if our total shareholder return is negative or zero. Additionally, the Performance Units granted in April 2020 will not pay out if our total shareholder return is not equal to or greater than the total stockholder return of the S&P 500 Index for the Performance Period.

In May 2020, 332,773 shares were issued to settle the 2017 Performance Units. The Performance Units granted in 2018, 2019 and 2020 have not reached the end of their respective performance periods.

The total target number of shares with respect to the Performance Units for the awards granted in 2016-2020 is set forth below:

	2020	2019	2018	2017	2016
	Performance	Performance	Performance	Performance	Performance
	Unit Awards	Unit Awards	Unit Awards	Unit Awards	Unit Awards
Target number of shares	500,500	489,800	310,700	186,198	185,000

Because the performance units are share-settled awards, they are accounted for as equity awards and measured at fair value on the date of grant using a Monte Carlo simulation model. The fair value of the Performance Units is set forth below (in thousands):

	2020	2019	2018	2017	2016
	Performance	Performance	Performance	Performance	Performance
	Unit Awards	Unit Awards	Unit Awards	Unit Awards	Unit Awards
Fair value at date of grant	$826	$9,958	$8,004	$5,780	$3,854

These fair value amounts are charged to expense on a straight-line basis over the performance period. Compensation expense associated with the Performance Units is shown below (in thousands):

	2020	2019	2018	2017	2016
	Performance	Performance	Performance	Performance	Performance
	Unit Awards	Unit Awards	Unit Awards	Unit Awards	Unit Awards
Three months ended June 30, 2020	$69	$830	$667	$161	$—
Three months ended June 30, 2019	$—	$830	$667	$482	$—
Six months ended June 30, 2020	$69	$1,660	$1,334	$642	$—
Six months ended June 30, 2019	$—	$830	$1,334	$963	$321

Phantom Units — In May 2020, the Compensation Committee approved a grant of long-term performance-based phantom units to our Chief Executive Officer and President, William A. Hendricks, Jr (the “Phantom Units”). Pursuant to this phantom unit grant, Mr. Hendricks may earn from 0% to 200% of a target award of 298,500 phantom units based on our achievement of the same performance conditions over the same Performance Period that applies to the Performance Units granted in April 2020, as described above. Earned Phantom Units, if any, will be settled in 2023, following completion of the three-year Performance Period, in a cash payment equal to the number of earned phantom units multiplied by our average trading price per share over the twenty consecutive trading days ending March 31, 2023. Because the Phantom Units are cash-settled awards, they are accounted for as a liability classified award. The grant date fair value of the Phantom Units was $1.2 million. Compensation expense is recognized on a straight-line basis over the performance period, with the amount recognized fluctuating as a result of the Phantom Units being remeasured to fair value at the end of each reporting period due to their liability-award classification. Compensation expense associated with the Phantom Units was $0.2 million for the three and six months ended June 30, 2020.

12. Income Taxes

Our effective income tax rate fluctuates from the U.S. statutory tax rate based on, among other factors, changes in pretax income in jurisdictions with varying statutory tax rates, the impact of U.S. state and local taxes, and other differences related to the recognition of income and expense between U.S. GAAP and tax accounting.

Our effective income tax rate for the three months ended June 30, 2020 was 11.4%, compared with 17.0% for the three months ended June 30, 2019. The lower effective income tax rate for the three months ended June 30, 2020 was primarily attributable to the non-deductible portion of the goodwill impairment recorded in the first quarter of 2020.

Our effective income tax rate for the six months ended June 30, 2020 was 13.3%, compared with 17.7% for the six months ended June 30, 2019. The lower effective income tax rate for the six months ended June 30, 2020 was primarily attributable to the non-deductible portion of the goodwill impairment recorded in the first quarter of 2020.

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

The following table presents information necessary to calculate net loss per share for the three and six months ended June 30, 2020 and 2019 as well as potentially dilutive securities excluded from the weighted average number of diluted common shares outstanding because their inclusion would have been anti-dilutive (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
BASIC EPS:
Net loss attributed to common stockholders	$(150,332)	$(49,447)	$(585,054)	$(78,061)
Weighted average number of common shares outstanding, excluding non-vested shares of restricted stock	186,633	207,499	188,654	209,671
Basic net loss per common share	$(0.81)	$(0.24)	$(3.10)	$(0.37)
DILUTED EPS:
Net loss attributed to common stockholders	$(150,332)	$(49,447)	$(585,054)	$(78,061)
Weighted average number of common shares outstanding, excluding non-vested shares of restricted stock	186,633	207,499	188,654	209,671
Add dilutive effect of potential common shares	—	—	—	—
Weighted average number of diluted common shares outstanding	186,633	207,499	188,654	209,671
Diluted net loss per common share	$(0.81)	$(0.24)	$(3.10)	$(0.37)
Potentially dilutive securities excluded as anti-dilutive	9,101	10,289	9,101	10,289

14. Business Segments

At June 30, 2020, we had three reportable business segments: (i) contract drilling of oil and natural gas wells, (ii) pressure pumping services and (iii) directional drilling services. Each of these segments represents a distinct type of business and has a separate management team that reports to our chief operating decision maker. The results of operations in these segments are regularly reviewed by the chief operating decision maker for purposes of determining resource allocation and assessing performance.

The following tables summarize selected financial information relating to our business segments (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Revenues:
Contract drilling	$171,476	$348,494	$439,316	$721,237
Pressure pumping	59,533	251,008	184,640	498,609
Directional drilling	11,742	50,218	46,227	103,177
Other operations (1)	11,460	27,852	34,305	63,243
Elimination of intercompany revenues (2)	(3,831)	(1,807)	(8,181)	(6,330)
Total revenues	$250,380	$675,765	$696,307	$1,379,936
Income (loss) before income taxes:
Contract drilling	$(30,742)	$16,494	$(434,760)	$37,711
Pressure pumping	(68,554)	(14,408)	(104,040)	(33,176)
Directional drilling	(14,385)	(5,290)	(24,980)	(10,957)
Other operations	(10,355)	(7,317)	(29,126)	(12,521)
Corporate	(30,497)	(34,010)	(54,982)	(48,971)
Credit loss expense	(4,551)	(3,594)	(5,606)	(3,594)
Interest income	334	1,756	991	2,788
Interest expense	(10,984)	(13,298)	(22,208)	(26,282)
Other	85	92	170	209
Loss before income taxes	$(169,649)	$(59,575)	$(674,541)	$(94,793)
Depreciation, depletion, amortization and impairment:
Contract drilling	$115,130	$128,402	$226,568	$258,719
Pressure pumping	38,811	56,185	81,482	116,320
Directional drilling	9,677	10,870	20,098	21,237
Other operations	7,976	11,457	28,235	23,245
Corporate	1,491	1,774	3,499	3,577
Total depreciation, depletion, amortization and impairment	$173,085	$208,688	$359,882	$423,098
Capital expenditures:
Contract drilling	$42,501	$47,664	$91,946	$123,389
Pressure pumping	1,947	38,802	16,227	70,202
Directional drilling	2,044	3,450	4,052	5,562
Other operations	2,808	6,230	8,072	14,003
Corporate	373	773	1,304	2,104
Total capital expenditures	$49,673	$96,919	$121,601	$215,260

	June 30, 2020	December 31, 2019
Identifiable assets:
Contract drilling	$2,550,551	$3,190,463
Pressure pumping	522,102	695,570
Directional drilling	122,613	164,273
Other operations	99,953	128,290
Corporate (3)	329,586	261,019
Total assets	$3,624,805	$4,439,615

(1)	Other operations includes our oilfield rentals business, drilling equipment service business, the electrical controls and automation business and the oil and natural gas working interests.
(2)

Intercompany revenues consists of contract drilling and revenues from other operations for services provided to contract drilling, pressure pumping and within other operations that are generally priced at estimated external selling prices and are eliminated in consolidation.

(3)	Corporate assets primarily include cash on hand and certain property and equipment.

15. Fair Values of Financial Instruments

The carrying values of cash and cash equivalents, trade receivables and accounts payable approximate fair value due to the short-term maturity of these items. These fair value estimates are considered Level 1 fair value estimates in the fair value hierarchy of fair value accounting.

The estimated fair value of our outstanding debt balances as of June 30, 2020 and December 31, 2019 is set forth below (in thousands):

	June 30, 2020		December 31, 2019
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
3.95% Senior Notes	$525,000	$395,614	$525,000	$511,485
5.15% Senior Notes	350,000	266,263	350,000	358,864
2019 Term Loan	100,000	100,000	100,000	100,000
Total debt	$975,000	$761,877	$975,000	$970,349

The fair values of the 3.95% Senior Notes at June 30, 2020 and December 31, 2019 are based on discounted cash flows associated with the notes using the 8.41% market rate of interest at June 30, 2020 and the 4.33% market rate of interest at December 31, 2019. The fair values of the 5.15% Senior Notes at June 30, 2020 and December 31, 2019 are based on discounted cash flows associated with the notes using the 8.98% market rate of interest at June 30, 2020 and the 4.81% market rate of interest at December 31, 2019. The fair value estimates of the 3.95% Senior Notes and the 5.15% Senior Notes are considered Level 1 fair value estimates in the fair value hierarchy of fair value accounting. The carrying values of the balance outstanding at June 30, 2020 under the Term Loan Agreement approximated its fair value as the instrument has a floating interest rate.

16. Restructuring Expenses

During the three months ended June 30, 2020, we implemented a restructuring plan to improve operating margins, achieve operational efficiencies and reduce indirect support costs. The restructuring included workforce reductions, changes to management structure and facility consolidations and closures. We recorded $38.3 million of charges associated with this plan in the three and six months ended June 30, 2020. There were no restructuring charges in the comparable periods of 2019. We anticipate completing the restructuring plan during the third quarter of 2020 and do not expect to incur significant additional expenses related to the plan.

Contract termination costs relate primarily to agreements to purchase minimum quantities of proppants (sand) from certain vendors. These costs are primarily comprised of a $5.3 million negotiated settlement and termination of an existing contract to purchase minimum quantities of sand and $14.0 million of contractual future payments under two existing contracts to purchase minimum quantities of sand without future economic benefit to us. We will not receive any sand under these contracts. Other exit costs relate primarily to facility closure costs and moving expenses.

The right of use (“ROU”) asset abandonments relate to facility and equipment ROU assets abandoned as a result of restructuring.

The following table presents restructuring expenses by reportable segment for the three and six months ended June 30, 2020 (in thousands):

	Contract drilling	Pressure pumping	Directional drilling	Other operations	Corporate	Total
Severance costs	$1,821	$3,460	$503	$501	$215	$6,500
Contract termination costs	—	20,373	—	—	—	20,373
Other exit costs	523	194	827	—	—	1,544
ROU asset abandonments	86	7,304	1,845	—	686	9,921
Total	$2,430	$31,331	$3,175	$501	$901	$38,338

The following table presents the consolidated balance sheet captions that restructuring accruals are included in as of June 30, 2020 (in thousands):

June 30, 2020
Accounts payable	$5,300
Accrued liabilities	7,829
Other long-term liabilities	7,200
Total	$20,329

17. Subsequent Events

On July 22, 2020, we and the Rights Agent entered into an amendment to the Rights Agreement.  The amendment revises the definition of “acquiring person” in the Rights Agreement to exclude Excluded Persons. The amendment defines “Excluded Persons” as BlackRock, Inc. (collectively with the investment funds and accounts for which it acts or may act as manager and/or investment advisor, “BlackRock”) and The Vanguard Group, Inc. (together with the investment funds and accounts for which it acts or may act as manager and/or investment advisor, “Vanguard”). Our Board of Directors may determine, in its sole discretion, that BlackRock or Vanguard is no longer an “Excluded Person” if any of the representations, warranties, conditions or provisions in letter agreements between us and BlackRock or Vanguard, respectively, are breached or cease to be true, correct and complete in all material respects. Under each letter agreement, BlackRock and Vanguard represent, respectively, among other things, that:

•	Such investor will not acquire 20% or more of our then-outstanding common stock;
•

No single fund of such investor holds or will hold an economic interest (taking into account the ownership rules of Section 382 of the Internal Revenue Code) of 4.9% or more of our common stock, other than as disclosed to us; and

•	Such investor will only acquire beneficial ownership of our common stock in the ordinary course of business and not with the purpose or effect of changing or influencing control of us.

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

Our contract drilling business operates in the continental United States and, from time to time, we pursue contract drilling opportunities in other select markets. Our pressure pumping business operates primarily in Texas and the Appalachian region. We also provide a comprehensive suite of directional drilling services in most major producing onshore oil and gas basins in the United States, and we provide services that improve the statistical accuracy of horizontal wellbore placement. We have other operations through which we provide oilfield rental tools in select markets in the United States. We also service equipment for drilling contractors, and we provide electrical controls and automation to the energy, marine and mining industries, in North America and other select markets. In addition, we own and invest, as a non-operating, working interest owner, in oil and natural gas assets that are primarily located in Texas and New Mexico.

Reduced demand for crude oil and refined products related to the COVID-19 pandemic, combined with production increases from OPEC+, has led to a significant reduction in crude oil prices and demand for drilling and completion services in North America.

Oil prices remain extremely volatile, as the closing price of oil (WTI-Cushing) reached a first quarter 2020 high of $63.27 per barrel on January 6, 2020, declined to negative $36.98 per barrel on April 20, 2020, and closed at $40.83 per barrel on July 20, 2020. In response to the rapid decline in commodity prices, E&P companies acted swiftly to reduce drilling and completion activity starting late in the first quarter.

Our average active rig count for the second quarter of 2020 was 82 rigs. This was a decrease from our average active rig count of 123 rigs for the first quarter of 2020. Our rig count started to decline late in the first quarter and has continued to decline through the end of the second quarter. We expect our average rig count for the third quarter will be 59 rigs. Based on contracts currently in place, we expect an average of 51 rigs operating under term contracts (contracts with a duration of six months or more) during the third quarter of 2020 and an average of 38 rigs operating under term contracts during the twelve months ending June 30, 2021.

Due to the downturn in completions activity since March, we averaged four active pressure pumping spreads during the second quarter compared to an average of ten active spreads during the first quarter. We have scaled our pressure pumping business for the reduced level of activity. We intend for our pressure pumping business to generate positive Adjusted EBITDA and cash flow for the last six months of 2020.

During the three months ended June 30, 2020, we implemented a restructuring plan to improve operating margins, achieve operational efficiencies and reduce indirect support costs. The restructuring included workforce reductions, changes to management structure and facility consolidations and closures. We recorded $38.3 million of charges associated with this plan in the three and six months ended June 30, 2020. There were no restructuring charges in the comparable periods of 2019. We anticipate completing the restructuring plan during the third quarter of 2020 and do not expect to incur significant additional expenses related to the plan. In particular with our pressure pumping business, we believe these restructuring changes are structural and will result in significant cost savings. The restructuring charges during the three and six months ended June 30, 2020 consisted of the following, as further described in Note 16 of Notes to unaudited condensed consolidated financial statements:

The following table presents restructuring expenses by reportable segment for the three and six months ended June 30, 2020 (in thousands):

	Contract drilling	Pressure pumping	Directional drilling	Other operations	Corporate	Total
Severance costs	$1,821	$3,460	$503	$501	$215	$6,500
Contract termination costs	—	20,373	—	—	—	20,373
Other exit costs	523	194	827	—	—	1,544
ROU asset abandonments	86	7,304	1,845	—	686	9,921
Total	$2,430	$31,331	$3,175	$501	$901	$38,338

We estimate that the 2020 restructuring plan will result in annual cost savings of approximately $94 million, beginning in the third quarter of 2020. Of these estimated annual cost savings, approximately $14 million, $43 million, $7 million and $8 million are attributable to operating expense savings for contract drilling, pressure pumping, directional drilling and other operations, respectively. Annual selling, general and administrative cost savings are estimated to be approximately $22 million.

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

In addition to the dependence on oil and natural gas prices and demand for our services, we are highly impacted by operational risks, competition, labor issues, weather, the availability of products used in our pressure pumping business, supplier delays and various other factors that could materially adversely affect our business, financial condition, cash flows and results of operations, including as a result of the COVID-19 pandemic. Please see “Risk Factors” included in Part II, Item 1A of this Report and Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

For the three and six months ended June 30, 2020 and 2019, our operating revenues consisted of the following (dollars in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2020		2019		2020		2019
Contract drilling	$171,134	68.3%	$348,138	51.5%	$438,498	63.0%	$720,530	52.2%
Pressure pumping	59,533	23.8%	251,008	37.2%	184,640	26.5%	498,609	36.1%
Directional drilling	11,742	4.7%	50,218	7.4%	46,227	6.6%	103,177	7.5%
Other operations	7,971	3.2%	26,401	3.9%	26,942	3.9%	57,620	4.2%
	$250,380	100.0%	$675,765	100.0%	$696,307	100.0%	$1,379,936	100.0%

Contract Drilling

Contract drilling revenues accounted for 68.3% of our consolidated second quarter 2020 revenues and decreased 50.8% from the comparable 2019 period.

We have addressed our customers’ needs for drilling horizontal wells in shale and other unconventional resource plays by improving the capabilities of our drilling fleet during the last several years. The U.S. land rig industry refers to certain high specification rigs as “super-spec” rigs. We consider a super-spec rig to be a 1,500 horsepower, AC powered rig that has at least a 750,000 pound hookload, a 7,500 psi circulating system, and is pad capable. As of June 30, 2020, our rig fleet included 198 APEX® rigs, of which 150 were super-spec rigs.

We maintain a backlog of commitments for contract drilling services under term contracts, which we define as contracts with a duration of six months or more. Our contract drilling backlog as of June 30, 2020 was approximately $334 million. Approximately 24% of the total contract drilling backlog at June 30, 2020 is reasonably expected to remain at June 30, 2021. We generally calculate our backlog by multiplying the dayrate under our term drilling contracts by the number of days remaining under the contract. The calculation does not include any revenues related to fees for other services such as for mobilization, other than initial mobilization, demobilization and customer reimbursables, nor does it include potential reductions in rates for unscheduled standby or during periods in which the rig is moving or incurring maintenance and repair time in excess of what is permitted under the drilling contract. For contracts that contain variable dayrate pricing, our backlog calculation uses the dayrate in effect for periods where the dayrate is fixed, and, for periods that remain subject to variable pricing, uses the commodity price in effect at June 30, 2020. In addition, our term drilling contracts are generally subject to termination by the customer on short notice and provide for an early termination payment to us in the event that the contract is terminated by the customer. For contracts on which we have received notice for the rig to be placed on standby, our backlog calculation uses the standby rate for the period over which we expect to receive the standby rate. For contracts on which we have received an early termination notice, our backlog calculation includes the early termination rate, instead of the dayrate, for the period over which we expect to receive the lower rate.

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

Pressure Pumping

Pressure pumping revenues accounted for 23.8% of our consolidated second quarter 2020 revenues and decreased 76.3% from the comparable 2019 period. As of June 30, 2020, we had approximately 1.3 million horsepower in our pressure pumping fleet. The pressure pumping market remains oversupplied. In response to oversupplied market conditions, we started implementing changes to further streamline our operations, improve our efficiencies, and reduce our overall cost structure, while maintaining our customer service levels.

Directional Drilling

Directional drilling revenues accounted for 4.7% of our consolidated second quarter 2020 revenues and decreased 76.6% from the comparable 2019 period. We provide a comprehensive suite of directional drilling services in most major producing onshore oil and gas basins in the United States. Our directional drilling services include directional drilling, downhole performance motors, measurement-while-drilling, and wireline steering tools, and we provide services that improve the statistical accuracy of horizontal wellbore placement.

Other Operations

Other operations revenues accounted for 3.2% of our consolidated second quarter 2020 revenues and decreased 69.8% from the comparable 2019 period. Our oilfield rentals business, with a fleet of premium oilfield rental tools, provides the largest revenue contribution to our other operations and provides specialized services for land-based oil and natural gas drilling, completion and workover activities. Other operations also includes the results of our electrical controls and automation business, the results of our drilling equipment service business, and the results of our ownership, as a non-operating, working interest owner, in oil and natural gas assets that are primarily located in Texas and New Mexico.

For the three and six months ended June 30, 2020 and 2019, our operating loss consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Contract drilling	$(30,742)	$16,494	$(434,760)	$37,711
Pressure pumping	(68,554)	(14,408)	(104,040)	(33,176)
Directional drilling	(14,385)	(5,290)	(24,980)	(10,957)
Other operations	(10,355)	(7,317)	(29,126)	(12,521)
Corporate	(35,048)	(37,604)	(60,588)	(52,565)
	$(159,084)	$(48,125)	$(653,494)	$(71,508)

Additional discussion of our operating revenues and operating loss follows in the “Results of Operations” section.

Our consolidated net loss for the second quarter of 2020 was $150 million compared to a net loss of $49.4 million for the second quarter of 2019.

Results of Operations

The following tables summarize results of operations by business segment for the three months ended June 30, 2020 and 2019:

Contract Drilling	2020	2019	% Change
	(dollars in thousands)
Revenues	$171,134	$348,138	(50.8)%
Direct operating costs	87,127	201,792	(56.8)%
Margin (1)	84,007	146,346	(42.6)%
Restructuring expenses	2,430	—	NA
Other operating expenses (income), net	(4,155)	—	NA
Selling, general and administrative	1,344	1,450	(7.3)%
Depreciation, amortization and impairment	115,130	128,402	(10.3)%
Operating income (loss)	$(30,742)	$16,494	NA
Operating days (2)	7,450	14,385	(48.2)%
Average revenue per operating day	$22.97	$24.20	(5.1)%
Average direct operating costs per operating day	$11.69	$14.03	(16.6)%
Average margin per operating day (1)	$11.28	$10.17	10.8%
Average rigs operating	82	158	(48.2)%
Capital expenditures	$42,501	$47,664	(10.8)%

(1)

Margin is defined as revenues less direct operating costs and excludes restructuring expenses, other operating expenses (income), net, depreciation, amortization and impairment and selling, general and administrative expenses. Average margin per operating day is defined as margin divided by operating days.

(2)	A rig is considered to be operating if it is earning revenue pursuant to a contract on a given day.

Generally, the revenues in our contract drilling segment are most impacted by two primary factors: our average number of rigs operating and our average revenue per operating day. During the second quarter of 2020, our average number of rigs operating was 82, compared to 158 in the second quarter of 2019. Our average revenue per operating day is largely dependent on the pricing terms of our rig contracts. The decrease in average revenue per operating day includes the impact of a higher percentage of rigs on standby during the 2020 period.

Revenues and direct operating costs decreased primarily due to a decrease in operating days. Average direct operating costs per operating day decreased due to cost reduction efforts and a higher percentage of rigs on standby during the 2020 period. Rigs on standby have very little associated cost.

Restructuring expenses were recognized in the second quarter of 2020 and primarily related to severance costs. See Note 16 of Notes to unaudited condensed consolidated financial statements for additional information.

The increase in other operating expenses (income), net is primarily due to an insurance reimbursement for damaged drilling equipment.

Depreciation, amortization and impairment expense decreased primarily due to the retirement of 36 legacy non-APEX® drilling rigs and related equipment in the third quarter of 2019, which resulted in no depreciation expense being recorded for this equipment in 2020.

The decrease in capital expenditures was primarily due to higher maintenance capital expenditures in the second quarter of 2019 when activity levels were higher and reduced capital expenditures in 2020 due to lower activity.

Pressure Pumping	2020	2019	% Change
	(dollars in thousands)
Revenues	$59,533	$251,008	(76.3)%
Direct operating costs	56,268	206,137	(72.7)%
Margin (1)	3,265	44,871	(92.7)%
Restructuring expenses	31,331	—	NA
Selling, general and administrative	1,677	3,094	(45.8)%
Depreciation, amortization and impairment	38,811	56,185	(30.9)%
Operating loss	$(68,554)	$(14,408)	375.8%
Fracturing jobs	35	122	(71.3)%
Other jobs	152	193	(21.2)%
Total jobs	187	315	(40.6)%
Average revenue per fracturing job	$1,549.71	$2,028.33	(23.6)%
Average revenue per other job	$34.82	$18.40	89.2%
Average revenue per total job	$318.36	$796.85	(60.0)%
Average direct operating costs per total job	$300.90	$654.40	(54.0)%
Average margin per total job (1)	$17.46	$142.45	(87.7)%
Margin as a percentage of revenues (1)	5.5%	17.9%	(69.3)%
Capital expenditures	$1,947	$38,802	(95.0)%

(1)

Margin is defined as revenues less direct operating costs and excludes restructuring expenses, depreciation, amortization and impairment and selling, general and administrative expenses. Average margin per total job is defined as margin divided by total jobs. Margin as a percentage of revenues is defined as margin divided by revenues.

Generally, the revenues in our pressure pumping segment are most impacted by our number of fracturing jobs and the size (including whether or not we provide proppant and other materials) of those jobs, which is reflected in our average revenue per fracturing job. Direct operating costs are also most impacted by these same factors. Our average revenue per fracturing job is largely dependent on the pricing terms of our pressure pumping contracts. We completed 35 fracturing jobs during the second quarter of 2020, compared to 122 fracturing jobs in the second quarter of 2019. Our average revenue per fracturing job was $1.550 million in the second quarter of 2020, compared to $2.028 million in the second quarter of 2019.

Revenues and direct operating costs decreased primarily due to a decline in the number of fracturing jobs. Average revenue and direct operating costs per job were impacted by lower demand.

Restructuring expenses were recognized in the second quarter of 2020. These restructuring expenses included $7.3 million related to ROU asset abandonments, $3.5 million of severance costs and $20.4 million of contract termination costs. See Note 16 of Notes to unaudited condensed consolidated financial statements for additional information.

Selling, general and administrative expenses decreased primarily as a result of cost reduction efforts.

Depreciation, amortization and impairment expense decreased due to the significant decline in capital expenditures and write-down of pressure pumping equipment in the third quarter of 2019, which resulted in no depreciation expense being recorded for this equipment in the second quarter of 2020.

The decrease in capital expenditures was primarily due to higher maintenance capital expenditures in the second quarter of 2019 when activity levels were higher and reduced capital expenditures in 2020 due to lower activity.

Directional Drilling	2020	2019	% Change
	(dollars in thousands)
Revenues	$11,742	$50,218	(76.6)%
Direct operating costs	12,265	42,102	(70.9)%
Margin (1)	(523)	8,116	NA
Restructuring expenses	3,175	—	NA
Selling, general and administrative	1,010	2,536	(60.2)%
Depreciation, amortization, and impairment	9,677	10,870	(11.0)%
Operating loss	$(14,385)	$(5,290)	171.9%
Capital expenditures	$2,044	$3,450	(40.8)%

(1)	Margin is defined as revenues less direct operating costs and excludes restructuring expenses, depreciation, amortization and impairment and selling, general and administrative expenses.

Revenue decreased by $38.5 million from the second quarter of 2019 primarily due to decreased job activity.

Directional drilling direct operating costs decreased by $29.8 million primarily due to lower direct costs from decreased job activity and cost reduction efforts.

Restructuring expenses were recognized in the second quarter of 2020 and were primarily attributable to ROU asset abandonments. See Note 16 of Notes to unaudited condensed consolidated financial statements for additional information.

Selling, general and administrative expenses decreased primarily as a result of cost reduction efforts.

The decrease in capital expenditures was primarily due to higher maintenance capital expenditures in the second quarter of 2019 when activity levels were higher and reduced capital expenditures in 2020 due to lower activity.

Other Operations	2020	2019	% Change
	(dollars in thousands)
Revenues	$7,971	$26,401	(69.8)%
Direct operating costs	9,086	17,612	(48.4)%
Margin (1)	(1,115)	8,789	NA
Restructuring expenses	501	—	NA
Selling, general and administrative	763	4,649	(83.6)%
Depreciation, depletion, amortization and impairment	7,976	11,457	(30.4)%
Operating loss	$(10,355)	$(7,317)	41.5%
Capital expenditures	$2,808	$6,230	(54.9)%

(1)	Margin is defined as revenues less direct operating costs and excludes restructuring expenses, depreciation, depletion, amortization and impairment and selling, general and administrative expenses.

Other operations revenue decreased by $18.4 million from the second quarter of 2019 primarily due to a decrease in the volume of services provided by our oilfield rentals business and a decline in the average price per barrel of crude received by our oil and natural gas assets.

Other operations direct operating costs decreased by $8.5 million from the second quarter of 2019 primarily due to a decrease in the volume of services provided by our oilfield rentals business.

Restructuring expenses were recognized in the second quarter of 2020 and related to severance costs. See Note 16 of Notes to unaudited condensed consolidated financial statements for additional information.

Selling, general and administrative expense decreased primarily as a result of cost reduction efforts.

Depreciation, depletion, amortization and impairment decreased over the comparable prior year period primarily due to a decrease in production from our oil and natural gas assets.

The decrease in capital expenditures was primarily due to higher maintenance capital expenditures in the second quarter of 2019 when activity levels were higher and reduced capital expenditures in 2020 due to lower activity and commodity prices.

Corporate	2020	2019	% Change
	(dollars in thousands)
Selling, general and administrative	$19,197	$23,165	(17.1)%
Restructuring expenses	$901	$—	NA
Depreciation	$1,491	$1,774	(16.0)%
Other operating expenses (income), net
Net loss (gain) on asset disposals	$(1,222)	$(3,971)	(69.2)%
Legal-related expenses and settlements, net of insurance reimbursements	50	—	NA
Research and development	843	371	127.2%
Other	9,237	12,671	(27.1)%
Other operating expenses (income), net	$8,908	$9,071	(1.8)%
Credit loss expense	$4,551	3,594	26.6%
Interest income	$334	$1,756	(81.0)%
Interest expense	$10,984	$13,298	(17.4)%
Other income	$85	$92	(7.6)%
Capital expenditures	$373	$773	(51.7)%

Selling, general and administrative expense decreased primarily as a result of cost reduction efforts.

Restructuring expenses were recognized in the second quarter of 2020 and were primarily attributable to severance and ROU asset abandonments. See Note 16 of Notes to unaudited condensed consolidated financial statements for additional information.

Other operating expenses (income), net includes net gains or losses associated with the disposal of assets. Accordingly, the related gains or losses have been excluded from the results of specific segments. The majority of the net gain on asset disposals during 2019 reflect gains on disposal of drilling and pressure pumping equipment.

Other operating expenses (income), net includes charges of $9.2 million and $12.7 million in the second quarter of 2020 and 2019, respectively related to a 2017 capacity reservation agreement that required a cash deposit to increase our access to finer grades of sand for our pressure pumping business. As market prices for sand substantially decreased since 2017, we purchased lower cost sand outside of this capacity reservation contract and revalued the deposit at its expected realizable value. The deposit related to the capacity reservation agreement has no balance remaining subsequent to the charge recorded in the quarter ended June 30, 2020.

A provision for credit losses was recognized in the second quarter of 2020 with respect to accounts receivable balances that are estimated to be uncollectible.

Interest expense was lower in the second quarter of 2020 due to the repayment of long-term debt in the third quarter of 2019.

The following tables summarize results of operations by business segment for the six months ended June 30, 2020 and 2019:

Contract Drilling	2020	2019	% Change
	(dollars in thousands)
Revenues	$438,498	$720,530	(39.1)%
Direct operating costs	250,547	420,994	(40.5)%
Margin (1)	187,951	299,536	(37.3)%
Restructuring expenses	2,430	—	NA
Other operating expenses (income), net	(4,155)	—	NA
Selling, general and administrative	2,808	3,106	(9.6)%
Depreciation, amortization and impairment	226,568	258,719	(12.4)%
Impairment of goodwill	395,060	—	NA
Operating income (loss)	$(434,760)	$37,711	NA
Operating days (2)	18,685	30,172	(38.1)%
Average revenue per operating day	$23.47	$23.88	(1.7)%
Average direct operating costs per operating day	$13.41	$13.95	(3.9)%
Average margin per operating day (1)	$10.06	$9.93	1.3%
Average rigs operating	103	167	(38.4)%
Capital expenditures	$91,946	$123,389	(25.5)%

(1)

Margin is defined as revenues less direct operating costs and excludes restructuring expenses, other operating expenses (income), net, depreciation, amortization and impairment and selling, general and administrative expenses. Average margin per operating day is defined as margin divided by operating days.

(2)	A rig is considered to be operating if it is earning revenue pursuant to a contract on a given day.

Generally, the revenues in our contract drilling segment are most impacted by two primary factors: our average number of rigs operating and our average revenue per operating day. During the first half of 2020, our average number of rigs operating was 103, compared to 167 in the same period of 2019. Our average revenue per operating day is largely dependent on the pricing terms of our rig contracts. The decrease in average revenue per operating day includes the impact of a higher percentage of rigs on standby during the 2020 period.

Revenues and direct operating costs decreased primarily due to a decrease in operating days. Average direct operating costs per operating day decreased due to cost reduction efforts and a higher percentage of rigs on standby during the 2020 period. Rigs on standby have very little associated cost.

Restructuring expenses were recognized in the second quarter of 2020 and primarily related to severance costs. See Note 16 of Notes to unaudited condensed consolidated financial statements for additional information.

The increase in other operating expenses (income), net is primarily due to an insurance reimbursement for damaged drilling equipment.

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

The decrease in capital expenditures was primarily due to higher maintenance capital expenditures in 2019 when activity levels were higher and reduced capital expenditures in 2020 due to lower activity.

Pressure Pumping	2020	2019	% Change
	(dollars in thousands)
Revenues	$184,640	$498,609	(63.0)%
Direct operating costs	171,123	408,885	(58.1)%
Margin (1)	13,517	89,724	(84.9)%
Restructuring expenses	31,331	—	NA
Selling, general and administrative	4,744	6,580	(27.9)%
Depreciation, amortization and impairment	81,482	116,320	(30.0)%
Operating loss	$(104,040)	$(33,176)	213.6%
Fracturing jobs	124	286	(56.6)%
Other jobs	361	456	(20.8)%
Total jobs	485	742	(34.6)%
Average revenue per fracturing job	$1,413.11	$1,711.92	(17.5)%
Average revenue per other job	$26.08	$19.73	32.1%
Average revenue per total job	$380.70	$671.98	(43.3)%
Average direct operating costs per total job	$352.83	$551.06	(36.0)%
Average margin per total job (1)	$27.87	$120.92	(77.0)%
Margin as a percentage of revenues (1)	7.3%	18.0%	(59.3)%
Capital expenditures and acquisitions	$16,227	$70,202	(76.9)%

(1)

Margin is defined as revenues less direct operating costs and excludes restructuring expenses, depreciation, amortization and impairment and selling, general and administrative expenses. Average margin per total job is defined as margin divided by total jobs. Margin as a percentage of revenues is defined as margin divided by revenues.

Generally, the revenues in our pressure pumping segment are most impacted by our number of fracturing jobs and the size (including whether or not we provide proppant and other materials) of those jobs, which is reflected in our average revenue per fracturing job. Direct operating costs are also most impacted by these same factors. Our average revenue per fracturing job is largely dependent on the pricing terms of our pressure pumping contracts. We completed 124 fracturing jobs during the first half of 2020, compared to 286 fracturing jobs in the same period of 2019. Our average revenue per fracturing job was $1.413 million in first half of 2020, compared to $1.712 million in the same period of 2019.

Revenues and direct operating costs decreased primarily due to a decline in the number of fracturing jobs. Average revenue and direct operating costs per job were impacted by lower demand.

Restructuring expenses were recognized in the second quarter of 2020. These restructuring expenses included $7.3 million related to ROU asset abandonments, $3.5 million of severance costs and $20.4 million of contract termination costs. See Note 16 of Notes to unaudited condensed consolidated financial statements for additional information.

Selling, general and administrative expenses decreased primarily as a result of cost reduction efforts.

Depreciation, amortization and impairment expense decreased due to the significant decline in capital expenditures and write-down of pressure pumping equipment in the third quarter of 2019, which resulted in no depreciation expense being recorded for this equipment in the first half of 2020.

The decrease in capital expenditures was primarily due to higher maintenance capital expenditures in 2019 when activity levels were higher and reduced capital expenditures in 2020 due to lower activity.

Directional Drilling	2020	2019	% Change
	(dollars in thousands)
Revenues	$46,227	$103,177	(55.2)%
Direct operating costs	44,594	87,704	(49.2)%
Margin (1)	1,633	15,473	(89.4)%
Restructuring expenses	3,175	—	NA
Selling, general and administrative	3,340	5,193	(35.7)%
Depreciation, amortization, and impairment	20,098	21,237	(5.4)%
Operating loss	$(24,980)	$(10,957)	128.0%
Capital expenditures	$4,052	$5,562	(27.1)%

(1)	Margin is defined as revenues less direct operating costs and excludes restructuring expenses, depreciation, amortization and impairment and selling, general and administrative expenses.

Directional drilling revenue decreased by $57.0 million from six months ended June 30, 2019 primarily due to decreased job activity.

Directional drilling direct operating costs decreased by $43.1 million primarily due to lower direct costs from decreased job activity and cost reduction efforts.

Restructuring expenses were recognized in the second quarter of 2020 and were primarily attributable to severance and ROU asset abandonments. See Note 16 of Notes to unaudited condensed consolidated financial statements for additional information.

Selling, general and administrative expenses decreased primarily as a result of cost reduction efforts.

The decrease in capital expenditures was primarily due to higher maintenance capital expenditures in 2019 when activity levels were higher and reduced capital expenditures in 2020 due to lower activity.

Other Operations	2020	2019	% Change
	(dollars in thousands)
Revenues	$26,942	$57,620	(53.2)%
Direct operating costs	25,110	39,385	(36.2)%
Margin (1)	1,832	18,235	(90.0)%
Restructuring expenses	501	—	NA
Selling, general and administrative	2,222	7,511	(70.4)%
Depreciation, depletion, amortization and impairment	28,235	23,245	21.5%
Operating loss	$(29,126)	$(12,521)	132.6%
Capital expenditures	$8,072	$14,003	(42.4)%

(1)	Margin is defined as revenues less direct operating costs and excludes restructuring expenses, depreciation, depletion, amortization and impairment and selling, general and administrative expenses.

Other operations revenue decreased by $30.7 million from the six months ended June 30, 2019 primarily due to a decrease in the volume of services provided by our oilfield rentals business and a decline in the average price per barrel of crude received by our oil and natural gas assets.

Other operations direct operating costs decreased by $14.3 million from the six months ended June 30, 2019 primarily due to a decrease in the volume of services provided by our oilfield rentals business.

Restructuring expenses were recognized in the second quarter of 2020 and related to severance costs. See Note 16 of Notes to unaudited condensed consolidated financial statements for additional information.

Selling, general and administrative expense decreased primarily as a result of cost reduction efforts.

Depreciation, depletion, amortization and impairment increased over the comparable prior year period primarily due to a $11.2 million impairment related to certain of our oil and natural gas assets recorded in the first six months of 2020, whereas $2.2 million of oil and natural gas property impairments were recorded in 2019. The increased oil and natural gas property impairments were partially offset by decreased 2020 depletion on our oil and natural gas assets, which was primarily due to a decrease in production.

The decrease in capital expenditures was primarily due to higher maintenance capital expenditures in 2019 when activity levels were higher and reduced capital expenditures in 2020 due to lower activity and commodity prices.

Corporate	2020	2019	% Change
	(dollars in thousands)
Selling, general and administrative	$41,223	$45,059	(8.5)%
Restructuring expenses	901	$—	NA
Depreciation	$3,499	$3,577	(2.2)%
Other operating expenses (income), net
Net loss (gain) on asset disposals	$(2,461)	$(10,516)	(76.6)%
Legal-related expenses and settlements, net of insurance reimbursements	850	(3,471)	NA
Research and development	1,738	1,726	0.7%
Other	9,232	12,596	(26.7)%
Other operating expenses (income), net	$9,359	$335	2,693.7%
Credit loss expense	$5,606	3,594	56.0%
Interest income	$991	$2,788	(64.5)%
Interest expense	$22,208	$26,282	(15.5)%
Other income	$170	$209	(18.7)%
Capital expenditures	$1,304	$2,104	(38.0)%

Selling, general and administrative expense decreased primarily as a result of cost reduction efforts.

Restructuring expenses were recognized in the second quarter of 2020 and were primarily attributable to severance and ROU asset abandonments. See Note 16 of Notes to unaudited condensed consolidated financial statements for additional information.

Other operating expenses (income), net includes net gains or losses associated with the disposal of assets. Accordingly, the related gains or losses have been excluded from the results of specific segments. The majority of the net gain on asset disposals during 2019 reflect gains on disposal of drilling equipment. Legal-related expenses and settlements in 2019 includes proceeds from insurance claims.

Other operating expenses (income), net includes charges of $9.2 million and $12.7 million in 2020 and 2019, respectively related to a 2017 capacity reservation agreement that required a cash deposit to increase our access to finer grades of sand for our pressure pumping business. As market prices for sand substantially decreased since 2017, we purchased lower cost sand outside of this capacity reservation contract and revalued the deposit at its expected realizable value. The deposit related to the capacity reservation agreement has no balance remaining subsequent to the charge recorded in the quarter ended June 30, 2020.

A provision for credit losses was recognized in the six months ended June 30, 2020 with respect to accounts receivable balances that are estimated to be uncollectible.

Interest expense was lower in the six months ended June 30, 2020 due to the repayment of long-term debt in the third quarter of 2019.

Income Taxes

Our effective income tax rate fluctuates from the U.S. statutory tax rate based on, among other factors, changes in pretax income in jurisdictions with varying statutory tax rates, the impact of U.S. state and local taxes, and other differences related to the recognition of income and expense between U.S. GAAP and tax accounting.

Our effective income tax rate for the three months ended June 30, 2020 was 11.4%, compared with 17.0% for the three months ended June 30, 2019.  The lower effective income tax rate for the three months ended June 30, 2020 was primarily attributable to the non-deductible portion of the goodwill impairment recorded in the first quarter of 2020.

Our effective income tax rate for the six months ended June 30, 2020 was 13.3%, compared with 17.7% for the six months ended June 30, 2019.  The lower effective income tax rate for the six months ended June 30, 2020 was primarily attributable to the non-deductible portion of the goodwill impairment recorded in the first quarter of 2020.

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

Liquidity and Capital Resources

During the three months ended June 30, 2020, we implemented a restructuring plan to improve operating margins, achieve operational efficiencies and reduce indirect support costs. The restructuring included workforce reductions, changes to management structure and facility consolidations and closures. We recorded $38.3 million of charges associated with this plan in the three and six months ended June 30, 2020. There were no restructuring charges in the comparable periods of 2019. We anticipate completing the restructuring plan during the third quarter of 2020 and do not expect to incur significant additional expenses related to the plan.

We reduced our planned capital expenditures for 2020 by $110 million to $140 million. Our focus throughout the remainder of 2020 will be on further cost reductions and cash preservation during this period of significant uncertainty and volatility.

While oilfield services activity and revenues declined significantly in the second quarter, we aligned our cost structure with the changing activity levels and enhanced our liquidity position. Our liquidity as of June 30, 2020 included approximately $245 million in working capital, including $247 million of cash and cash equivalents, and approximately $600 million available under our revolving credit facility.

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

On August 22, 2019, we entered into a term loan agreement (the “Term Loan Agreement”), which permits a single borrowing of up to $150 million, which we drew in full on September 23, 2019. Subject to customary conditions, we may request that the lenders’ aggregate commitments be increased by up to $75 million, not to exceed total commitments of $225 million. On September 25, 2019, we used $150 million of borrowings from the Term Loan Agreement and approximately $158 million of cash on hand to prepay our 4.97% Series A Senior Notes due October 5, 2020. The total amount of the prepayment, including the applicable “make-whole” premium, was approximately $308 million, plus accrued interest to the prepayment date. We repaid $50 million of the borrowings under the Term Loan Agreement on December 16, 2019, and we had $100 million in outstanding borrowings under the Term Loan Agreement as of June 30, 2020.

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

During the six months ended June 30, 2020, our sources of cash flow included:

•	$219 million from operating activities, and
•	$7.3 million in proceeds from the disposal of property and equipment.

During the six months ended June 30, 2020, we used $11.4 million to pay dividends on our common stock, $20.9 million for repurchases of our common stock and $122 million:

•	to make capital expenditures for the acquisition, betterment and refurbishment of drilling and pressure pumping equipment and, to a much lesser extent, equipment for our other businesses,
•	to acquire and procure equipment to support our drilling, pressure pumping, directional drilling, oilfield rentals and manufacturing operations, and
•	to fund investments in oil and natural gas properties on a non-operating, working interest basis.

We paid cash dividends during the six months ended June 30, 2020 as follows:

	Per Share	Total
		(in thousands)
Paid on March 19, 2020	$0.04	$7,629
Paid on June 18, 2020	$0.02	$3,735
	$0.06	$11,364

On July 22, 2020, our Board of Directors approved a cash dividend on our common stock in the amount of $0.02 per share to be paid on September 17, 2020 to holders of record as of September 3, 2020. The amount and timing of all future dividend payments, if any, are subject to the discretion of the Board of Directors and will depend upon business conditions, results of operations, financial condition, terms of our debt agreements and other factors.

On September 6, 2013, our Board of Directors approved a stock buyback program that authorized purchases of up to $200 million of our common stock in open market or privately negotiated transactions. On July 25, 2018, our Board of Directors approved an increase of the authorization under the stock buyback program to allow for $250 million of future share repurchases. On February 6, 2019, our Board of Directors approved another increase of the authorization under the stock buyback program to allow for $250 million of future share repurchases. On July 24, 2019, our Board of Directors approved another increase of the authorization under the stock buyback program to allow for $250 million of future share repurchases. All purchases executed to date have been through open market transactions. Purchases under the program are made at management’s discretion, at prevailing prices, subject to market conditions and other factors. Purchases may be made at any time without prior notice. Shares of stock purchased under the buyback program are held as treasury shares. There is no expiration date associated with the buyback program. As of June 30, 2020, we had remaining authorization to purchase approximately $130 million of our outstanding common stock under the stock buyback program.

Treasury stock acquisitions during the six months ended June 30, 2020 were as follows (dollars in thousands):

	Shares	Cost
Treasury shares at beginning of period	77,336,387	$1,345,134
Purchases pursuant to stock buyback program	5,826,266	20,000
Acquisitions pursuant to long-term incentive plan (1)	165,266	935
Treasury shares at end of period	83,327,919	$1,366,069

(1)

We withheld 165,266 shares during the first two quarters of 2020 with respect to employees’ tax withholding obligations upon the settlement of performance unit awards and the vesting of restricted stock and restricted stock units. These shares were acquired at fair market value. These acquisitions were made pursuant to the terms of the Patterson-UTI Energy, Inc. Amended and Restated 2014 Long-Term Incentive Plan, as amended, and not pursuant to the stock buyback program.

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

Loans under the Term Loan Agreement bear interest by reference, at our election, to the LIBOR rate or base rate. The applicable margin on LIBOR rate loans varies from 1.00% to 1.375%, and the applicable margin on base rate loans varies from 0.00% to 0.375%, in each case determined based upon our credit rating. As of June 30, 2020, the applicable margin on LIBOR rate loans and base rate loans was 1.375% and 0.375%, respectively.

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

The Term Loan Agreement requires mandatory prepayment in an amount equal to 100% of the net cash proceeds from the issuance of new senior indebtedness (other than certain permitted indebtedness) if our credit rating is below investment grade at both Moody’s and S&P. Our credit rating is currently investment grade at one of the two ratings agencies. The Term Loan Agreement also requires that our total debt to capitalization ratio, expressed as a percentage, not exceed 50%. The Term Loan Agreement generally defines the total debt to capitalization ratio as the ratio of (a) total borrowed money indebtedness to (b) the sum of such indebtedness plus consolidated net worth, with consolidated net worth determined as of the end of the most recently ended fiscal quarter. We were in compliance with these covenants at June 30, 2020.

As of June 30, 2020, we had $100 million in borrowings outstanding under the Term Loan Agreement at a LIBOR interest rate of 1.55%.

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

The Credit Agreement contains representations, warranties, affirmative and negative covenants and events of default and associated remedies that we believe are customary for agreements of this nature, including certain restrictions on our ability and the ability of each of our subsidiaries to incur debt and grant liens. If our credit rating is below investment grade at both Moody’s and S&P, we will become subject to a restricted payment covenant, which would require us to have a Pro Forma Debt Service Coverage Ratio (as defined in the Credit Agreement) greater than or equal to 1.50 to 1.00 immediately before and immediately after making any restricted payment. Restricted payments include, among other things, dividend payments, repurchases of our common stock, distributions to holders of our common stock or any other payment or other distribution to third parties on account of our or our subsidiaries’ equity interests. Our credit rating is currently investment grade at one of the two ratings agencies. The Credit Agreement also requires that our total debt to capitalization ratio, expressed as a percentage, not exceed 50%. The Credit Agreement generally defines the total debt to capitalization ratio as the ratio of (a) total borrowed money indebtedness to (b) the sum of such indebtedness plus consolidated net worth, with consolidated net worth determined as of the end of the most recently ended fiscal quarter. We were in compliance with these covenants at June 30, 2020.

As of June 30, 2020, we had no borrowings outstanding under our revolving credit facility. We had $0.1 million in letters of credit outstanding under the Credit Agreement at June 30, 2020 and, as a result, had available borrowing capacity of approximately $600 million at that date.

2015 Reimbursement Agreement — On March 16, 2015, we entered into a Reimbursement Agreement (the “Reimbursement Agreement”) with The Bank of Nova Scotia (“Scotiabank”), pursuant to which we may from time to time request that Scotiabank issue an unspecified amount of letters of credit. As of June 30, 2020, we had $60.7 million in letters of credit outstanding under the Reimbursement Agreement.

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

Commitments— As of June 30, 2020, we maintained letters of credit in the aggregate amount of $60.8 million primarily for the benefit of various insurance companies as collateral for retrospective premiums and retained losses which could become payable under the terms of the underlying insurance contracts. These letters of credit expire annually at various times during the year and are typically renewed. As of June 30, 2020, no amounts had been drawn under the letters of credit.

As of June 30, 2020, we had commitments to purchase major equipment and make investments totaling approximately $11.7 million for our drilling, pressure pumping, directional drilling and oilfield rentals businesses.

Our pressure pumping business has entered into agreements to purchase minimum quantities of proppants and chemicals from certain vendors. The agreements expire in years 2020 through 2022. As of June 30, 2020, the remaining minimum obligation under these agreements was approximately $26.4 million, of which approximately $13.0 million, $10.0 million, and $3.4 million relate to the remainder of 2020, 2021, and 2022, respectively.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
	(in thousands)
Net loss	$(150,332)	$(49,447)	$(585,054)	$(78,061)
Income tax benefit	(19,317)	(10,128)	(89,487)	(16,732)
Net interest expense	10,650	11,542	21,217	23,494
Depreciation, depletion, amortization and impairment	173,085	208,688	359,882	423,098
Impairment of goodwill	—	—	395,060	—
Adjusted EBITDA	$14,086	$160,655	$101,618	$351,799

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

On a periodic basis, we evaluate our fleet of drilling rigs for marketability based on the condition of inactive rigs, expenditures that would be necessary to bring them to working condition and the expected demand for drilling services by rig type.  The components comprising rigs that will no longer be marketed are evaluated, and those components with continuing utility to our other marketed rigs are transferred to other rigs or to our yards to be used as spare equipment.  The remaining components of these rigs are retired. During the three months ended June 30, 2020, we recorded an impairment of $8.3 million related to the closing of our Canadian drilling operations.

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

2020 Triggering Event Assessment — Due to the decline in the market price of our common stock and commodity prices in the first quarter of 2020, we lowered our expectations with respect to future activity levels in certain of our operating segments. We deemed it necessary to assess the recoverability of our contract drilling, pressure pumping, directional drilling and oilfield rentals asset groups as of March 31, 2020. We performed an analysis as required by ASC 360-10-35 to assess the recoverability of the asset groups within our contract drilling, pressure pumping, directional drilling and oilfield rentals operating segments as of March 31, 2020. With respect to these asset groups, future cash flows were estimated over the expected remaining life of the assets, and we determined that, on an undiscounted basis, expected cash flows exceeded the carrying value of the asset groups, and no impairment was indicated. Expected cash flows, on an undiscounted basis, exceeded the carrying values of the asset groups within the contract drilling, pressure pumping, directional drilling and oilfield rentals operating segments by approximately 15%, 22%, 3% and 9%, respectively.

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

We have concluded that no triggering events occurred during the quarter ended June 30, 2020 with respect to our asset groups based on our recent results of operations, our expectations of operating results in future periods and prevailing commodity prices at the time.

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

Due to the decline in the market price of our common stock and commodity prices in the first quarter of 2020, we lowered our expectations with respect to future activity levels in our contract drilling reporting unit. We performed a quantitative impairment assessment of our goodwill as of March 31, 2020. In completing the assessment, the fair value of our contract drilling operating segment was estimated using the income approach. The estimate of fair value required the use of significant unobservable inputs, representative of a Level 3 fair value measurement. The inputs included assumptions related to the future performance of our contract drilling reporting unit, such as future oil and natural gas prices and projected demand for our services, and assumptions related to discount rate and long-term growth rate.

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

Volatility of Oil and Natural Gas Prices and its Impact on Operations and Financial Condition

Our revenue, profitability and cash flows are highly dependent upon prevailing prices for oil and natural gas and expectations about future prices. For many years, oil and natural gas prices and markets have been extremely volatile. Prices are affected by many factors beyond our control. Oil prices remain extremely volatile, as the closing price of oil (WTI-Cushing) reached a first quarter 2020 high of $63.27 per barrel on January 6, 2020, declined to negative $36.98 per barrel on April 20, 2020, and closed at $40.83 per barrel on July 20, 2020. In response to the rapid decline in commodity prices, E&P companies acted swiftly to reduce drilling and completion activity starting late in the first quarter.

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

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

As of June 30, 2020, we had exposure to interest rate market risk associated with our borrowings under the Term Loan Agreement, and we would have had exposure to interest rate market risk associated with any borrowings that we had under the Credit Agreement and amounts owed under the Reimbursement Agreement.

Loans under the Term Loan Agreement bear interest by reference, at our election, to the LIBOR rate or base rate. The applicable margin on LIBOR rate loans varies from 1.00% to 1.375%, and the applicable margin on base rate loans varies from 0.00% to 0.375%, in each case determined based upon our credit rating. As of June 30, 2020, the applicable margin on LIBOR rate loans and base rate loans was 1.375% and 0.375%, respectively. As of June 30, 2020, we had $100 million in borrowings outstanding under the Term Loan Agreement at a LIBOR interest rate of 1.55%.

Loans under the Credit Agreement bear interest by reference, at our election, to the LIBOR rate or base rate. The applicable margin on LIBOR rate loans varies from 1.00% to 2.00% and the applicable margin on base rate loans varies from 0.00% to 1.00%, in each case determined based on our credit rating. As of June 30, 2020, the applicable margin on LIBOR rate loans was 1.75% and the applicable margin on base rate loans was 0.75%. As of June 30, 2020, we had no borrowings outstanding under our revolving credit facility. The interest rate on borrowings outstanding under our revolving credit facility is variable and adjusts at each interest payment date based on our election of LIBOR or the base rate.

Under the Reimbursement Agreement, we will reimburse Scotiabank on demand for any amounts that Scotiabank has disbursed under any letters of credit. We are obligated to pay Scotiabank interest on all amounts not paid by us on the date of demand or when otherwise due at the LIBOR rate plus 2.25% per annum. As of June 30, 2020, no amounts had been disbursed under any letters of credit.

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

Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10‑Q. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of June 30, 2020.

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

Given the nature and significance of the events described above, we are not able to enumerate all potential risks to our business from the decline in crude oil prices and the COVID-19 pandemic; however, we believe that in addition to the impacts described above, other current and potential impacts of these recent events include, but are not limited to:

•	liquidity challenges, including impacts related to delayed customer payments and payment defaults associated with customer liquidity issues and bankruptcies;
•	customers, suppliers and other third parties seeking to terminate, reject, renegotiate or otherwise avoid, and otherwise failing to perform, their contractual obligations to us;
•	additional credit rating downgrades of our corporate debt and potentially higher borrowing costs in the future;
•	a need to preserve liquidity, which could result in a reduction or suspension of our quarterly dividend or a delay or change in our capital investment plan;
•	cybersecurity issues, as digital technologies may become more vulnerable and experience a higher rate of cyberattacks in the current environment of remote connectivity;
•	litigation risk and possible loss contingencies related to COVID-19 and its impact, including with respect to commercial contracts, employee matters and insurance arrangements;
•	disruption to our supply chain for raw materials essential to our business;
•	a further reduction of our workforce to adjust to market conditions, including severance payments, retention issues, and an inability to hire employees when market conditions improve;
•

additional costs associated with rationalization of our portfolio of real estate facilities, including possible exit of leases and facility closures to align with expected activity and workforce capacity;

•	additional asset impairments, along with other accounting charges;

•

infections and quarantining of our employees and the personnel of our customers, suppliers and other third parties in areas in which we operate and delays or suspensions of operations resulting therefrom;

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

The confluence of events described above have had, and are expected to continue to have, a significant impact on our business, and, depending on the effectiveness of oil production cuts and the duration of the pandemic and its effect on the oil and gas industry, could have, a material adverse effect on our business, liquidity, consolidated results of operations and consolidated financial condition. We cannot predict when the continuing impact on us will end, and depending on the duration of the pandemic and its severity, this impact could worsen. For more information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Management Overview.”

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

The table below sets forth the information with respect to purchases of our common stock made by us during the quarter ended June 30, 2020.

				Approximate Dollar
			Total Number of	Value of Shares
			Shares (or Units)	That May Yet Be
			Purchased as Part	Purchased Under the
	Total	Average Price	of Publicly	Plans or
	Number of Shares	Paid per	Announced Plans	Programs (in
Period Covered	Purchased (1)	Share	or Programs	thousands)(2)
April 2020	24,278	$2.60	—	$130,000
May 2020	901	$3.26	—	$130,000
June 2020	136,948	$6.16	—	$130,000
Total	162,127		—

(1)

We withheld 162,127 shares during the second quarter of 2020 with respect to employees’ tax withholding obligations upon the settlement of performance unit awards and the vesting of restricted stock and restricted stock units. These shares were acquired at fair market value. These acquisitions were made pursuant to the terms of the Patterson-UTI Energy, Inc. Amended and Restated 2014 Long-Term Incentive Plan, as amended, and not pursuant to the stock buyback program.

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

4.2

First Amendment to Stockholder Rights Agreement, dated as of July 22, 2020, by and between Patterson-UTI Energy, Inc. and Continental Stock Transfer & Trust Company, as rights agent (filed July 23, 2020 as Exhibit 4.1 to our Current Report on Form 8-K and incorporated herein by reference).

10.1*	Form of Executive Officer Share-Settled Performance Share Award Agreement

10.2*	2020 Phantom Unit Award Agreement, dated May 11, 2020, by and between Patterson-UTI Energy, Inc. and William A. Hendricks, Jr.

10.3*	Amendment No. 1 to Performance Share Award Agreement, dated May 11, 2020, by and between Patterson-UTI Energy, Inc. and William A. Hendricks, Jr.

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, has been formatted in Inline XBRL.

*	filed herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PATTERSON-UTI ENERGY, INC.

By:	/s/ C. Andrew Smith
C. Andrew Smith
Executive Vice President and
Chief Financial Officer
(Principal Financial and Accounting Officer and Duly Authorized Officer)

Date: July 28, 2020