Form 10-Q
period 2020-09-30
PATTERSON UTI ENERGY INC
filed 2020-10-27
CIK 889900

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

or

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

187,493,775 shares of common stock, $0.01 par value, as of October 23, 2020

PATTERSON-UTI ENERGY, INC. AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION

ITEM 1. Financial Statements

The following unaudited condensed consolidated financial statements include all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented.

PATTERSON-UTI ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited, in thousands, except share data)

	September 30,	December 31,
	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$303,741	$174,185
Accounts receivable, net of allowance for credit losses of $10,996 and $6,516 at September 30, 2020 and December 31, 2019, respectively	131,329	339,699
Federal and state income taxes receivable	4,778	6,397
Inventory	33,693	36,357
Other	58,569	75,177
Total current assets	532,110	631,815
Property and equipment, net	2,893,172	3,306,677
Right of use asset	17,679	31,275
Goodwill and intangible assets	33,151	444,004
Deposits on equipment purchases	4,728	8,066
Other	10,385	17,778
Total assets	$3,491,225	$4,439,615
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$74,367	$170,475
Federal and state income taxes payable	—	342
Accrued liabilities	181,560	219,850
Lease liability	7,470	9,935
Total current liabilities	263,397	400,602
Long-term lease liability	20,738	26,644
Long-term debt, net of debt discount and issuance costs of $7,634 and $8,460 at September 30, 2020 and December 31, 2019, respectively	967,366	966,540
Deferred tax liabilities, net	102,747	202,959
Other	17,414	9,250
Total liabilities	1,371,662	1,605,995
Commitments and contingencies (see Note 9)
Stockholders' equity:
Preferred stock, par value $0.01; authorized 1,000,000 shares, no shares issued	—	—
Common stock, par value $0.01; authorized 400,000,000 shares with 270,861,290 and 269,372,257 issued and 187,476,087 and 192,035,870 outstanding at September 30, 2020 and December 31, 2019, respectively	2,708	2,694
Additional paid-in capital	2,895,753	2,875,680
Retained earnings	582,360	1,294,902
Accumulated other comprehensive income	5,005	5,478
Treasury stock, at cost, 83,385,203 and 77,336,387 shares at September 30, 2020 and December 31, 2019, respectively	(1,366,263)	(1,345,134)
Total stockholders' equity	2,119,563	2,833,620
Total liabilities and stockholders' equity	$3,491,225	$4,439,615

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PATTERSON-UTI ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited, in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Operating revenues:
Contract drilling	$115,054	$317,035	$553,552	$1,037,565
Pressure pumping	71,973	208,637	256,613	707,246
Directional drilling	10,271	47,037	56,498	150,214
Other	9,843	25,743	36,785	83,363
Total operating revenues	207,141	598,452	903,448	1,978,388
Operating costs and expenses:
Contract drilling	59,117	188,934	309,664	609,928
Pressure pumping	63,721	176,306	234,844	585,191
Directional drilling	9,754	56,215	54,348	143,919
Other	8,665	31,759	33,775	71,144
Depreciation, depletion, amortization and impairment	157,319	400,764	517,201	823,862
Impairment of goodwill	—	17,800	395,060	17,800
Selling, general and administrative	22,355	34,231	76,692	101,680
Credit loss expense	—	—	5,606	3,594
Restructuring expenses	—	—	38,338	—
Other operating expenses (income), net	776	(252)	5,980	83
Total operating costs and expenses	321,707	905,757	1,671,508	2,357,201
Operating loss	(114,566)	(307,305)	(768,060)	(378,813)

Other income (expense):
Interest income	238	1,693	1,229	4,481
Interest expense, net of amount capitalized	(11,288)	(20,739)	(33,496)	(47,021)
Other	512	119	682	328
Total other expense	(10,538)	(18,927)	(31,585)	(42,212)

Loss before income taxes	(125,104)	(326,232)	(799,645)	(421,025)

Income tax benefit	(12,993)	(64,513)	(102,480)	(81,245)

Net loss	$(112,111)	$(261,719)	$(697,165)	$(339,780)

Net loss per common share:
Basic	$(0.60)	$(1.31)	$(3.70)	$(1.65)
Diluted	$(0.60)	$(1.31)	$(3.70)	$(1.65)

Weighted average number of common shares outstanding:
Basic	187,280	199,343	188,193	206,191
Diluted	187,280	199,343	188,193	206,191
Cash dividends per common share	$0.02	$0.04	$0.08	$0.12

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PATTERSON-UTI ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(unaudited, in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Net loss	$(112,111)	$(261,719)	$(697,165)	$(339,780)
Other comprehensive income (loss), net of taxes of $0 for all periods:
Foreign currency translation adjustment	218	854	(473)	2,646
Total comprehensive loss	$(111,893)	$(260,865)	$(697,638)	$(337,134)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PATTERSON-UTI ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(unaudited, in thousands)

					Accumulated
	Common Stock		Additional		Other
	Number of		Paid-in	Retained	Comprehensive	Treasury
	Shares	Amount	Capital	Earnings	Income (Loss)	Stock	Total
Balance, December 31, 2019	269,372	$2,694	$2,875,680	$1,294,902	$5,478	$(1,345,134)	$2,833,620
Net loss	—	—	—	(697,165)	—	—	(697,165)
Foreign currency translation adjustment	—	—	—	—	(473)	—	(473)
Vesting of restricted stock units	1,489	14	(14)	—	—	—	—
Stock-based compensation	—	—	20,087	—	—	—	20,087
Payment of cash dividends	—	—	—	(15,110)	—	—	(15,110)
Dividend equivalents	—	—	—	(267)	—	—	(267)
Purchase of treasury stock	—	—	—	—	—	(21,129)	(21,129)
Balance, September 30, 2020	270,861	$2,708	$2,895,753	$582,360	$5,005	$(1,366,263)	$2,119,563

					Accumulated
	Common Stock		Additional		Other
	Number of		Paid-in	Retained	Comprehensive	Treasury
	Shares	Amount	Capital	Earnings	Income (Loss)	Stock	Total
Balance, December 31, 2018	267,316	$2,673	$2,827,154	$1,753,557	$2,487	$(1,080,448)	$3,505,423
Net loss	—	—	—	(339,780)	—	—	(339,780)
Foreign currency translation adjustment	—	—	—	—	2,646	—	2,646
Exercise of stock options	700	7	9,212	—	—	—	9,219
Vesting of restricted stock units	1,210	12	(12)	—	—	—	—
Forfeitures of restricted stock	(2)	—	—	—	—	—	—
Stock-based compensation	—	—	30,058	—	—	—	30,058
Payment of cash dividends	—	—	—	(24,690)	—	—	(24,690)
Dividend equivalents	—	—	—	(396)	—	—	(396)
Purchase of treasury stock	—	—	—	—	—	(239,494)	(239,494)
Balance, September 30, 2019	269,224	$2,692	$2,866,412	$1,388,691	$5,133	$(1,319,942)	$2,942,986

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PATTERSON-UTI ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Nine Months Ended
	September 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(697,165)	$(339,780)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, depletion, amortization and impairment	517,201	823,862
Impairment of goodwill	395,060	17,800
Dry holes and abandonments	1,256	94
Deferred income tax benefit	(100,212)	(79,498)
Stock-based compensation expense	20,087	30,058
Net gain on asset disposals	(3,357)	(11,153)
Net gain on insurance reimbursement	(4,172)	—
Writedown of capacity reservation contract	9,207	12,673
Credit loss expense	5,606	3,594
Restructuring expenses, non-cash	24,068	—
Amortization of debt discount and issuance costs	673	668
Loss on early debt extinguishment	—	8,247
Changes in operating assets and liabilities:
Accounts receivable	202,733	144,210
Income taxes receivable/payable	1,285	(2,754)
Inventory and other assets	22,250	42,092
Accounts payable	(57,788)	(44,270)
Accrued liabilities	(44,607)	(16,993)
Other liabilities	(8,840)	(5,009)
Net cash provided by operating activities	283,285	583,841
Cash flows from investing activities:
Purchases of property and equipment	(135,043)	(283,288)
Proceeds from disposal of assets and insurance claims	17,792	32,434
Other	(121)	(13)
Net cash used in investing activities	(117,372)	(250,867)
Cash flows from financing activities:
Purchases of treasury stock	(21,129)	(230,275)
Dividends paid	(15,110)	(24,690)
Debt issuance costs	(145)	(150)
Proceeds from long-term debt	—	150,000
Repayment of long-term debt	—	(308,061)
Net cash used in financing activities	(36,384)	(413,176)
Effect of foreign exchange rate changes on cash	27	2
Net increase in cash and cash equivalents	129,556	(80,200)
Cash and cash equivalents at beginning of period	174,185	245,029
Cash and cash equivalents at end of period	$303,741	$164,829

Supplemental disclosure of cash flow information:
Net cash (paid) received during the period for:
Interest, net of capitalized interest of $425 in 2020 and $548 in 2019	$(32,605)	$(43,281)
Income taxes	3,550	(861)
Non-cash investing and financing activities:
Net decrease in payables for purchases of property and equipment	$(38,312)	$(35,941)
Net decrease in deposits on equipment purchases	3,338	4,787
Cashless exercise of stock options	—	9,219

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

The unaudited interim condensed consolidated financial statements have been prepared by us pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been omitted pursuant to such rules and regulations, although we believe the disclosures included either on the face of the financial statements or herein are sufficient to make the information presented not misleading. In the opinion of management, all recurring adjustments considered necessary for a fair statement of the information in conformity with U.S. GAAP have been included. The unaudited condensed consolidated balance sheet as of December 31, 2019, as presented herein, was derived from our audited consolidated balance sheet but does not include all disclosures required by U.S. GAAP. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019. The results of operations for the three months and nine months ended September 30, 2020 are not necessarily indicative of the results to be expected for the full year.

The U.S. dollar is the functional currency for all of our operations except for our Canadian operations, which use the Canadian dollar as their functional currency. The effects of exchange rate changes are reflected in accumulated other comprehensive income, which is a separate component of stockholders’ equity.

Recently Adopted Accounting Standards – In February 2016, the Financial Accounting Standards Board (“FASB”) issued an accounting standards update to provide guidance for the accounting for leasing transactions. The standard requires the lessee to recognize a lease liability along with a right-of-use asset for all leases with a term longer than one year. A lessee is permitted to make an accounting policy election by class of underlying asset to not recognize the lease liability and related right-of-use asset for leases with a term of one year or less. The provisions of this standard also apply to situations where we are the lessor. For operating leases as a lessor, the minimum lease payments received are recognized as lease income on a straight-line basis over the lease term and the leased asset continues to be accounted for in accordance with Topic 360 within property and equipment, net in the condensed consolidated balance sheet. We adopted this new leasing guidance effective January 1, 2019.

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

2. Credit Losses

ASC Topic 326 Current Expected Credit Losses (CECL)

On January 1, 2020, we adopted ASU 2016-13 Financial Instruments – Credit Losses (Topic 326) Measurement of Credit Losses on Financial Instruments, which introduces a new model to measure all expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions and reasonable and supportable forecasts. Our customers are primarily oil and natural gas exploration and production companies, which are collectively exposed to oil and natural gas commodity price risk. Our customers require services from us at various stages of the exploration and production process. Accordingly, we have aggregated our trade receivables by segment. Any customers that have experienced a deterioration in credit quality are removed from the pool and evaluated individually. We utilized an accounts receivable aging schedule and historical credit loss information to estimate expected credit losses. Due to the significant decline in crude oil prices during the quarter ended March 31, 2020 and its related impact to our customers, we increased our historical credit loss rates used to determine our March 31, 2020 allowance for credit losses in the first quarter of 2020. We continued to monitor and evaluate our expected credit losses using these increased credit loss rates for the three months ended June 30, 2020 and September 30, 2020.

The adoption of the new accounting standard did not have a material impact on our consolidated financial statements and did not result in a transition adjustment to retained earnings.

The allowance for credit losses related to accounts receivable as of September 30, 2020, and changes for the quarters ended March 31, June 30 and September 30, 2020 are as follows (in thousands):

Balance at December 31, 2019	$6,516
Provision for expected credit losses	1,055
Balance at March 31, 2020	7,571
Provision for expected credit losses	4,551
Balance at June 30, 2020	12,122
Provision for expected credit losses	—
Write-offs	(1,126)
Balance at September 30, 2020	10,996

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

Accounts receivable balances were $129 million and $336 million as of September 30, 2020 and December 31, 2019, respectively. These balances do not include amounts related to our oil and gas working interests as those contracts are excluded from Topic 606. Accounts receivable balances are included in “Accounts receivable” in the condensed consolidated balance sheets.

We do not have any significant contract asset balances, and as such, contract balances are not presented at the net amount at a contract level. Contract liabilities include prepayments received from customers prior to the requested services being completed. Once the services are complete and have been invoiced, the prepayment is applied against the customer’s account to offset the accounts receivable balance. Also included in contract liabilities are payments received from customers for the initial mobilization of newly constructed or upgraded rigs that were moved on location to the initial well site. These mobilization payments are allocated to the overall performance obligation and amortized over the initial term of the contract. During the nine months ended September 30, 2020 and 2019, approximately $0.1 million and $0.9 million, respectively, was amortized and recorded in drilling revenue.

Total contract liability balances were $0.6 million and $2.7 million as of September 30, 2020 and December 31, 2019, respectively. Contract liability balances are included in “Accounts payable” and “Accrued liabilities” in the condensed consolidated balance sheets.

Contract Costs

Costs incurred for newly constructed rigs or rig upgrades based on a contract with a customer are considered capital improvements and are capitalized to drilling equipment and depreciated over the estimated useful life of the asset.

4. Inventory

Inventory consisted of the following at September 30, 2020 and December 31, 2019 (in thousands):

	September 30, 2020	December 31, 2019
Finished goods	$520	$105
Work-in-process	1,262	1,229
Raw materials and supplies	31,911	35,023
Inventory	$33,693	$36,357

5. Property and Equipment

Property and equipment consisted of the following at September 30, 2020 and December 31, 2019 (in thousands):

	September 30, 2020	December 31, 2019
Equipment	$7,858,967	$8,114,326
Oil and natural gas properties	220,534	226,646
Buildings	195,494	184,700
Land	24,220	25,747
Total property and equipment	8,299,215	8,551,419
Less accumulated depreciation, depletion and impairment	(5,406,043)	(5,244,742)
Property and equipment, net	$2,893,172	$3,306,677

On a periodic basis, we evaluate our fleet of drilling rigs for marketability based on the condition of inactive rigs, expenditures that would be necessary to bring them to working condition and the expected demand for drilling services by rig type.  The components comprising rigs that will no longer be marketed are evaluated, and those components with continuing utility to our other marketed rigs are transferred to other rigs or to our yards to be used as spare equipment.  The remaining components of these rigs are retired. In the second quarter of 2020, we recorded an impairment of $8.3 million related to the closing of our Canadian drilling operations.

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

For the assessment performed as of March 31, 2020, the expected cash flows for our asset groups included assumptions about utilization, revenue and costs for our equipment and services that were estimated based upon our existing contract backlog, as well as recent contract tenders and customer inquiries. Also, the expected cash flows for the contract drilling, pressure pumping, directional drilling and oilfield rentals asset groups were based on the assumption that activity levels in all four segments would generally be lower than levels experienced in the second half of 2019 and the first quarter of 2020 and would begin to recover in 2022 in response to improved oil prices. While we believe these assumptions with respect to future oil pricing are reasonable, actual future prices and activity levels may vary significantly from the ones that were assumed. The timeframe over which oil prices and activity levels may recover is highly uncertain.

All of these factors are beyond our control. If the lower oil price environment experienced in 2020 were to last into late 2022 and beyond, our actual cash flows would likely be less than the expected cash flows used in these assessments and could result in impairment charges in the future, and such impairment charges could be material.

We have concluded that no triggering events occurred during the three months ended June 30, 2020 and September 30, 2020 with respect to our asset groups based on our recent results of operations, our expectations of operating results in future periods and prevailing commodity prices at the time.

6. Goodwill and Intangible Assets

Goodwill — Goodwill by operating segment as of September 30, 2020 and changes for the nine months then ended are as follows (in thousands):

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

Intangible Assets — The following table presents the gross carrying amount and accumulated amortization of our intangible assets as of September 30, 2020 and December 31, 2019 (in thousands):

	September 30, 2020			December 31, 2019
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Customer relationships	$28,000	$(26,453)	$1,547	$28,000	$(19,710)	$8,290
Developed technology	55,772	(24,484)	31,288	55,772	(15,386)	40,386
Internal use software	603	(287)	316	482	(214)	268
	$84,375	$(51,224)	$33,151	$84,254	$(35,310)	$48,944

Amortization expense on intangible assets of approximately $5.3 million was recorded in each three month period ended September 30, 2020 and 2019, respectively. Amortization expense on intangible assets of approximately $15.9 million and $12.6 million was recorded in the nine months ended September 30, 2020 and 2019, respectively.

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

7. Accrued Liabilities

Accrued liabilities consisted of the following at September 30, 2020 and December 31, 2019 (in thousands):

	September 30, 2020	December 31, 2019
Salaries, wages, payroll taxes and benefits	$29,058	$57,615
Workers' compensation liability	73,357	81,112
Property, sales, use and other taxes	25,400	22,404
Insurance, other than workers' compensation	7,924	9,218
Accrued interest payable	11,650	12,021
Accrued restructuring expenses	6,311	—
Other	27,860	37,480
Accrued liabilities	$181,560	$219,850

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

Loans under the Term Loan Agreement bear interest by reference, at our election, to the LIBOR rate or base rate. The applicable margin on LIBOR rate loans varies from 1.00% to 1.375%, and the applicable margin on base rate loans varies from 0.00% to 0.375%, in each case determined based upon our credit rating. As of September 30, 2020, the applicable margin on LIBOR rate loans and base rate loans was 1.375% and 0.375%, respectively.

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

The Term Loan Agreement requires mandatory prepayment in an amount equal to 100% of the net cash proceeds from the issuance of new senior indebtedness (other than certain permitted indebtedness) if our credit rating is below investment grade at both Moody’s and S&P. Our credit rating is currently investment grade at one of the two ratings agencies. The Term Loan Agreement also requires that our total debt to capitalization ratio, expressed as a percentage, not exceed 50%. The Term Loan Agreement generally defines the total debt to capitalization ratio as the ratio of (a) total borrowed money indebtedness to (b) the sum of such indebtedness plus consolidated net worth, with consolidated net worth determined as of the end of the most recently ended fiscal quarter. We were in compliance with these covenants at September 30, 2020.

As of September 30, 2020, we had $100 million in borrowings outstanding under the Term Loan Agreement at a LIBOR interest rate of 1.52%.

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

The Credit Agreement contains representations, warranties, affirmative and negative covenants and events of default and associated remedies that we believe are customary for agreements of this nature, including certain restrictions on our ability and the ability of each of our subsidiaries to incur debt and grant liens. If our credit rating is below investment grade at both Moody’s and S&P, we will become subject to a restricted payment covenant, which would require us to have a Pro Forma Debt Service Coverage Ratio (as defined in the Credit Agreement) greater than or equal to 1.50 to 1.00 immediately before and immediately after making any restricted payment. Restricted payments include, among other things, dividend payments, repurchases of our common stock, distributions to holders of our common stock or any other payment or other distribution to third parties on account of our or our subsidiaries’ equity interests. Our credit rating is currently investment grade at one of the two ratings agencies. The Credit Agreement also requires that our total debt to capitalization ratio, expressed as a percentage, not exceed 50%. The Credit Agreement generally defines the total debt to capitalization ratio as the ratio of (a) total borrowed money indebtedness to (b) the sum of such indebtedness plus consolidated net worth, with consolidated net worth determined as of the end of the most recently ended fiscal quarter. We were in compliance with these covenants at September 30, 2020.

As of September 30, 2020, we had no borrowings outstanding under our revolving credit facility. We had $0.1 million in letters of credit outstanding under the Credit Agreement at September 30, 2020 and, as a result, had available borrowing capacity of approximately $600 million at that date.

2015 Reimbursement Agreement — On March 16, 2015, we entered into a Reimbursement Agreement (the “Reimbursement Agreement”) with The Bank of Nova Scotia (“Scotiabank”), pursuant to which we may from time to time request that Scotiabank issue an unspecified amount of letters of credit. As of September 30, 2020, we had $60.7 million in letters of credit outstanding under the Reimbursement Agreement.

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

Interest expense related to the amortization of debt issuance costs was approximately $0.3 million and $0.5 million for the three months ended September 30, 2020 and 2019, respectively and $0.8 million and $1.2 million for the nine months ended September 30, 2020 and 2019, respectively.

Presented below is a schedule of the principal repayment requirements of long-term debt as of September 30, 2020 (in thousands):

Year ending December 31,
2020	$—
2021	—
2022	100,000
2023	—
2024	—
Thereafter	875,000
Total	$975,000

9. Commitments and Contingencies

As of September 30, 2020, we maintained letters of credit in the aggregate amount of $60.8 million primarily for the benefit of various insurance companies as collateral for retrospective premiums and retained losses which could become payable under the terms of the underlying insurance contracts. These letters of credit expire annually at various times during the year and are typically renewed. As of September 30, 2020, no amounts had been drawn under the letters of credit.

As of September 30, 2020, we had commitments to purchase major equipment and make investments totaling approximately $11.0 million for our drilling, pressure pumping, directional drilling and oilfield rentals businesses.

Our pressure pumping business has entered into agreements to purchase minimum quantities of proppants and chemicals from certain vendors. The agreements expire in years 2020 through 2022. As of September 30, 2020, the remaining minimum obligation under these agreements was approximately $24.9 million, of which approximately $11.5 million, $10.0 million, and $3.4 million relate to the remainder of 2020, 2021, and 2022, respectively. In 2017, we entered into a capacity reservation agreement that required a cash deposit to increase access to finer grades of sand for our pressure pumping business. As market prices for sand have substantially decreased since 2017, we have purchased lower cost sand outside of this capacity reservation contract and recorded charges of $9.2 million and $12.7 million in the second quarters of 2020 and 2019, respectively, to revalue the deposit to its expected realizable value. The deposit related to the capacity reservation agreement has no balance remaining subsequent to the charge recorded in the second quarter of 2020.

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

•	Such investor will only acquire beneficial ownership of our common stock in the ordinary course of business and not with the purpose or effect of changing or influencing control of us.

The Rights Agreement will expire on April 21, 2021, but our Board of Directors may consider earlier termination of the Rights Agreement if warranted.

Cash Dividends — We paid cash dividends during the nine months ended September 30, 2020 and 2019 as follows:

2020:	Per Share	Total
		(in thousands)
Paid on March 19, 2020	$0.04	$7,629
Paid on June 18, 2020	0.02	$3,735
Paid on September 17, 2020	0.02	$3,746
Total cash dividends	$0.08	$15,110

2019:	Per Share	Total
		(in thousands)
Paid on March 21, 2019	$0.04	$8,499
Paid on June 20, 2019	0.04	$8,344
Paid on September 19, 2019	0.04	$7,847
Total cash dividends	$0.12	$24,690

On October 21, 2020, our Board of Directors approved a cash dividend on our common stock in the amount of $0.02 per share to be paid on December 17, 2020 to holders of record as of December 3, 2020. The amount and timing of all future dividend payments, if any, are subject to the discretion of the Board of Directors and will depend upon business conditions, results of operations, financial condition, terms of our debt agreements and other factors.

Share Repurchases and Acquisitions — On September 6, 2013, our Board of Directors approved a stock buyback program that authorized purchases of up to $200 million of our common stock in open market or privately negotiated transactions. On July 25, 2018, our Board of Directors approved an increase of the authorization under the stock buyback program to allow for $250 million of future share repurchases. On February 6, 2019, our Board of Directors approved another increase of the authorization under the stock buyback program to allow for $250 million of future share repurchases. On July 24, 2019, our Board of Directors approved another increase of the authorization under the stock buyback program to allow for $250 million of future share repurchases. All purchases executed to date have been through open market transactions. Purchases under the program are made at management’s discretion, at prevailing prices, subject to market conditions and other factors. Purchases may be made at any time without prior notice. There is no expiration date associated with the buyback program. As of September 30, 2020, we had remaining authorization to purchase approximately $130 million of our outstanding common stock under the stock buyback program. Shares of stock purchased under the buyback program are held as treasury shares.

We acquired shares of stock from employees during 2020 that are accounted for as treasury stock. These shares were acquired to satisfy the employees’ tax withholding obligations upon the settlement of performance unit awards and the vesting of restricted stock and restricted stock units. These shares were acquired at fair market value. These acquisitions were made pursuant to the terms of the Patterson-UTI Energy, Inc. Amended and Restated 2014 Long-Term Incentive Plan (the “2014 Plan”), as amended, and not pursuant to the stock buyback program.

Treasury stock acquisitions during the nine months ended September 30, 2020 were as follows (dollars in thousands):

	Shares	Cost
Treasury shares at beginning of period	77,336,387	$1,345,134
Purchases pursuant to stock buyback program	5,826,266	20,000
Acquisitions pursuant to long-term incentive plan	222,550	1,129
Treasury shares at end of period	83,385,203	$1,366,263

The reconciliation of changes in stockholders’ equity for the periods ended September 30, 2020 and 2019, are presented as follows (in thousands):

	For the nine months ended September 30, 2020
					Accumulated
	Common Stock		Additional		Other
	Number of		Paid-in	Retained	Comprehensive	Treasury
	Shares	Amount	Capital	Earnings	Income (Loss)	Stock	Total
Balance, December 31, 2019	269,372	$2,694	$2,875,680	$1,294,902	$5,478	$(1,345,134)	$2,833,620
Net loss	—	—	—	(434,722)	—	—	(434,722)
Foreign currency translation adjustment	—	—	—	—	(1,386)	—	(1,386)
Vesting of restricted stock units	151	1	(1)	—	—	—	—
Stock-based compensation	—	—	9,160	—	—	—	9,160
Payment of cash dividends	—	—	—	(7,629)	—	—	(7,629)
Dividend equivalents	—	—	—	(125)	—	—	(125)
Purchase of treasury stock	—	—	—	—	—	(20,025)	(20,025)
Balance, March 31, 2020	269,523	$2,695	$2,884,839	$852,426	$4,092	$(1,365,159)	$2,378,893
Net loss	—	—	—	(150,332)	—	—	(150,332)
Foreign currency translation adjustment	—	—	—	—	695	—	695
Vesting of restricted stock units	1,046	11	(11)	—	—	—	—
Stock-based compensation	—	—	4,335	—	—	—	4,335
Payment of cash dividends	—	—	—	(3,735)	—	—	(3,735)
Dividend equivalents	—	—	—	(73)	—	—	(73)
Purchase of treasury stock	—	—	—	—	—	(910)	(910)
Balance, June 30, 2020	270,569	$2,706	$2,889,163	$698,286	$4,787	$(1,366,069)	$2,228,873
Net loss	—	—	—	(112,111)	—	—	(112,111)
Foreign currency translation adjustment	—	—	—	—	218	—	218
Vesting of restricted stock units	292	2	(2)	—	—	—	—
Stock-based compensation	—	—	6,592	—	—	—	6,592
Payment of cash dividends	—	—	—	(3,746)	—	—	(3,746)
Dividend equivalents	—	—	—	(69)	—	—	(69)
Purchase of treasury stock	—	—	—	—	—	(194)	(194)
Balance, September 30, 2020	270,861	$2,708	$2,895,753	$582,360	$5,005	$(1,366,263)	$2,119,563

	For the nine months ended September 30, 2019
					Accumulated
	Common Stock		Additional		Other
	Number of		Paid-in	Retained	Comprehensive	Treasury
	Shares	Amount	Capital	Earnings	Income (Loss)	Stock	Total
Balance, December 31, 2018	267,316	$2,673	$2,827,154	$1,753,557	$2,487	$(1,080,448)	$3,505,423
Net loss	—	—	—	(28,614)	—	—	(28,614)
Foreign currency translation adjustment	—	—	—	—	944	—	944
Vesting of restricted stock units	38	—	—	—	—	—	—
Forfeitures of restricted stock	(1)	—	—	—	—	—	—
Stock-based compensation	—	—	9,338	—	—	—	9,338
Payment of cash dividends	—	—	—	(8,499)	—	—	(8,499)
Dividend equivalents	—	—	—	(110)	—	—	(110)
Purchase of treasury stock	—	—	—	—	—	(75,113)	(75,113)
Balance, March 31, 2019	267,353	$2,673	$2,836,492	$1,716,334	$3,431	$(1,155,561)	$3,403,369
Net loss	—	—	—	(49,447)	—	—	(49,447)
Foreign currency translation adjustment	—	—	—	—	848	—	848
Exercise of stock options	700	7	9,212	—	—	—	9,219
Vesting of restricted stock units	739	8	(8)	—	—	—	—
Forfeitures of restricted stock	(1)	—	—	—	—	—	—
Stock-based compensation	—	—	11,050	—	—	—	11,050
Payment of cash dividends	—	—	—	(8,344)	—	—	(8,344)
Dividend equivalents	—	—	—	(126)	—	—	(126)
Purchase of treasury stock	—	—	—	—	—	(88,258)	(88,258)
Balance, June 30, 2019	268,791	$2,688	$2,856,746	$1,658,417	$4,279	$(1,243,819)	$3,278,311
Net loss	—	—	—	(261,719)	—	—	(261,719)
Foreign currency translation adjustment	—	—	—	—	854	—	854
Vesting of restricted stock units	433	4	(4)	—	—	—	—
Stock-based compensation	—	—	9,670	—	—	—	9,670
Payment of cash dividends	—	—	—	(7,847)	—	—	(7,847)
Dividend equivalents	—	—	—	(160)	—	—	(160)
Purchase of treasury stock	—	—	—	—	—	(76,123)	(76,123)
Balance, September 30, 2019	269,224	$2,692	$2,866,412	$1,388,691	$5,133	$(1,319,942)	$2,942,986

11. Stock-based Compensation

We use share-based payments to compensate employees and non-employee directors. We recognize the cost of share-based payments under the fair-value-based method. Share-based awards include equity instruments in the form of stock options, restricted stock or restricted stock units that have included service conditions and, in certain cases, performance conditions. Our share-based awards also include share-settled performance unit awards. Share-settled performance unit awards are accounted for as equity awards. In 2020, we granted performance-based cash-settled phantom units, which are accounted for as a liability classified award. We issue shares of common stock when vested stock options are exercised, when restricted stock is granted and when restricted stock units and share-settled performance unit awards vest.

Stock Options — We estimate the grant date fair values of stock options using the Black-Scholes-Merton valuation model. Volatility assumptions are based on the historic volatility of our common stock over the most recent period equal to the expected term of the options as of the date such options are granted. The expected term assumptions are based on our experience with respect to employee stock option activity. Dividend yield assumptions are based on the expected dividends at the time the options are granted. The risk-free interest rate assumptions are determined by reference to United States Treasury yields. No options were granted during the nine months ended September 30, 2020 or 2019.

Stock option activity from January 1, 2020 to September 30, 2020 follows:

		Weighted
		Average
	Underlying	Exercise Price
	Shares	Per Share
Outstanding at January 1, 2020	4,766,150	$20.62
Exercised	—	$—
Expired	(710,000)	$14.83
Outstanding at September 30, 2020	4,056,150	$21.63
Exercisable at September 30, 2020	4,041,150	$21.64

Restricted Stock — For all restricted stock awards made to date, shares of common stock were issued when the awards were granted. Non-vested shares are subject to forfeiture for failure to fulfill service conditions. Non-forfeitable dividends are paid on non-vested shares of restricted stock. We use the straight-line method to recognize periodic compensation cost over the vesting period.

Restricted stock activity from January 1, 2020 to September 30, 2020 follows:

		Weighted
		Average Grant
		Date Fair Value
	Shares	Per Share
Non-vested restricted stock outstanding at January 1, 2020	72,051	$21.59
Vested	(72,051)	$21.59
Forfeited	—	$—
Non-vested restricted stock outstanding at September 30, 2020	—	$—

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

Restricted stock unit activity from January 1, 2020 to September 30, 2020 follows:

			Weighted
			Average Grant
	Time	Performance	Date Fair Value
	Based	Based	Per Share
Non-vested restricted stock units outstanding at January 1, 2020	2,631,726	397,315	$15.81
Granted	1,691,246	—	$4.25
Vested	(1,118,260)	(38,000)	$16.18
Forfeited	(272,148)	—	$13.79
Non-vested restricted stock units outstanding at September 30, 2020	2,932,564	359,315	$9.91

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

These fair value amounts are charged to expense on a straight-line basis over the performance period. Compensation expense associated with the Performance Units is shown below (in thousands):

	2020	2019	2018	2017	2016
	Performance	Performance	Performance	Performance	Performance
	Unit Awards	Unit Awards	Unit Awards	Unit Awards	Unit Awards
Three months ended September 30, 2020	$69	$830	$667	$—	$—
Three months ended September 30, 2019	$—	$830	$667	$482	$—
Nine months ended September 30, 2020	$138	$2,489	$2,001	$642	$—
Nine months ended September 30, 2019	$—	$1,660	$2,001	$1,445	$321

Phantom Units — In May 2020, the Compensation Committee approved a grant of long-term performance-based phantom units to our Chief Executive Officer and President, William A. Hendricks, Jr (the “Phantom Units”). The Phantom Units were granted outside of the 2014 Plan. Pursuant to this phantom unit grant, Mr. Hendricks may earn from 0% to 200% of a target award of 298,500 phantom units based on our achievement of the same performance conditions over the same Performance Period that applies to the Performance Units granted in April 2020, as described above. Earned Phantom Units, if any, will be settled in 2023, following completion of the three-year Performance Period, in a cash payment equal to the number of earned phantom units multiplied by our average trading price per share over the twenty consecutive trading days ending March 31, 2023. Because the Phantom Units are cash-settled awards, they are accounted for as a liability classified award. The grant date fair value of the Phantom Units was $1.2 million. Compensation expense is recognized on a straight-line basis over the performance period, with the amount recognized fluctuating as a result of the Phantom Units being remeasured to fair value at the end of each reporting period due to their liability-award classification. We recognized minimal expense for the three months ended September 30, 2020 and $0.2 million for the nine months ended September 30, 2020.

12. Income Taxes

Our effective income tax rate fluctuates from the U.S. statutory tax rate based on, among other factors, changes in pretax income in jurisdictions with varying statutory tax rates, the impact of U.S. state and local taxes, and other differences related to the recognition of income and expense between U.S. GAAP and tax accounting.

Our effective income tax rate for the three months ended September 30, 2020 was 10.4%, compared with 19.8% for the three months ended September 30, 2019. The lower effective income tax rate for the three months ended September 30, 2020 was primarily attributable to the non-deductible portion of the goodwill impairment recorded in the first quarter of 2020.

Our effective income tax rate for the nine months ended September 30, 2020 was 12.8%, compared with 19.3% for the nine months ended September 30, 2019. The lower effective income tax rate for the nine months ended September 30, 2020 was primarily attributable to the non-deductible portion of the goodwill impairment recorded in the first quarter of 2020.

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

The following table presents information necessary to calculate net loss per share for the three and nine months ended September 30, 2020 and 2019 as well as potentially dilutive securities excluded from the weighted average number of diluted common shares outstanding because their inclusion would have been anti-dilutive (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
BASIC EPS:
Net loss attributed to common stockholders	$(112,111)	$(261,719)	$(697,165)	$(339,780)
Weighted average number of common shares outstanding, excluding non-vested shares of restricted stock	187,280	199,343	188,193	206,191
Basic net loss per common share	$(0.60)	$(1.31)	$(3.70)	$(1.65)
DILUTED EPS:
Net loss attributed to common stockholders	$(112,111)	$(261,719)	$(697,165)	$(339,780)
Weighted average number of common shares outstanding, excluding non-vested shares of restricted stock	187,280	199,343	188,193	206,191
Add dilutive effect of potential common shares	—	—	—	—
Weighted average number of diluted common shares outstanding	187,280	199,343	188,193	206,191
Diluted net loss per common share	$(0.60)	$(1.31)	$(3.70)	$(1.65)
Potentially dilutive securities excluded as anti-dilutive	8,490	9,753	8,490	9,753

14. Business Segments

At September 30, 2020, we had three reportable business segments: (i) contract drilling of oil and natural gas wells, (ii) pressure pumping services and (iii) directional drilling services. Each of these segments represents a distinct type of business and has a separate management team that reports to our chief operating decision maker. The results of operations in these segments are regularly reviewed by the chief operating decision maker for purposes of determining resource allocation and assessing performance.

The following tables summarize selected financial information relating to our business segments (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Revenues:
Contract drilling	$115,105	$317,468	$554,421	$1,038,705
Pressure pumping	71,973	208,637	256,613	707,246
Directional drilling	10,271	47,037	56,498	150,214
Other operations (1)	11,756	32,809	46,061	96,052
Elimination of intercompany revenues (2)	(1,964)	(7,499)	(10,145)	(13,829)
Total revenues	$207,141	$598,452	$903,448	$1,978,388
Income (loss) before income taxes:
Contract drilling	$(47,214)	$(169,528)	$(481,974)	$(131,817)
Pressure pumping	(30,856)	(42,962)	(134,896)	(76,138)
Directional drilling	(9,912)	(32,501)	(34,892)	(43,458)
Other operations	(6,421)	(39,192)	(35,547)	(51,713)
Corporate	(20,163)	(23,122)	(75,145)	(72,093)
Credit loss expense	—	—	(5,606)	(3,594)
Interest income	238	1,693	1,229	4,481
Interest expense	(11,288)	(20,739)	(33,496)	(47,021)
Other	512	119	682	328
Loss before income taxes	$(125,104)	$(326,232)	$(799,645)	$(421,025)
Depreciation, depletion, amortization and impairment:
Contract drilling	$102,275	$296,119	$328,843	$554,838
Pressure pumping	37,104	72,139	118,586	188,459
Directional drilling	9,600	20,518	29,698	41,755
Other operations	6,852	10,227	35,087	33,472
Corporate	1,488	1,761	4,987	5,338
Total depreciation, depletion, amortization and impairment	$157,319	$400,764	$517,201	$823,862
Capital expenditures:
Contract drilling	$9,502	$34,752	$101,448	$158,141
Pressure pumping	1,653	19,826	17,880	90,028
Directional drilling	510	5,559	4,562	11,121
Other operations	1,704	7,191	9,776	21,194
Corporate	73	700	1,377	2,804
Total capital expenditures	$13,442	$68,028	$135,043	$283,288

	September 30, 2020	December 31, 2019
Identifiable assets:
Contract drilling	$2,415,566	$3,190,463
Pressure pumping	488,456	695,570
Directional drilling	111,192	164,273
Other operations	92,890	128,290
Corporate (3)	383,121	261,019
Total assets	$3,491,225	$4,439,615

(1)	Other operations includes our oilfield rentals business, drilling equipment service business, the electrical controls and automation business and the oil and natural gas working interests.
(2)

Intercompany revenues consist of revenues from contract drilling for services provided to our other operations, and revenues from other operations for services provided to contract drilling, pressure pumping and within other operations. These revenues are generally based on estimated external selling prices and are eliminated during consolidation.

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

The estimated fair value of our outstanding debt balances as of September 30, 2020 and December 31, 2019 is set forth below (in thousands):

	September 30, 2020		December 31, 2019
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
3.95% Senior Notes	$525,000	$404,665	$525,000	$511,485
5.15% Senior Notes	350,000	268,820	350,000	358,864
2019 Term Loan	100,000	100,000	100,000	100,000
Total debt	$975,000	$773,485	$975,000	$970,349

The fair values of the 3.95% Senior Notes at September 30, 2020 and December 31, 2019 are based on discounted cash flows associated with the notes using the 8.16% market rate of interest at September 30, 2020 and the 4.33% market rate of interest at December 31, 2019. The fair values of the 5.15% Senior Notes at September 30, 2020 and December 31, 2019 are based on discounted cash flows associated with the notes using the 8.91% market rate of interest at September 30, 2020 and the 4.81% market rate of interest at December 31, 2019. The fair value estimates of the 3.95% Senior Notes and the 5.15% Senior Notes are considered Level 1 fair value estimates in the fair value hierarchy of fair value accounting. The carrying values of the balance outstanding at September 30, 2020 under the Term Loan Agreement approximated its fair value as the instrument has a floating interest rate.

16. Restructuring Expenses

During the second quarter of 2020, we implemented a restructuring plan to improve operating margins, achieve operational efficiencies and reduce indirect support costs. The restructuring included workforce reductions, changes to management structure and facility consolidations and closures. We recorded $38.3 million of charges associated with this plan in the second quarter of 2020. There were no restructuring charges in the comparable periods of 2019. We completed the restructuring plan during the third quarter of 2020 and did not incur additional expenses related to the plan.

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

The following table presents restructuring expenses by reportable segment for the nine months ended September 30, 2020 (in thousands):

	Contract Drilling	Pressure Pumping	Directional Drilling	Other Operations	Corporate	Total
Severance costs	$1,821	$3,460	$503	$501	$215	$6,500
Contract termination costs	—	20,373	—	—	—	20,373
Other exit costs	523	194	827	—	—	1,544
ROU asset abandonments	86	7,304	1,845	—	686	9,921
Total	$2,430	$31,331	$3,175	$501	$901	$38,338

The following table presents the consolidated balance sheet captions that restructuring accruals are included in as of September 30, 2020 (in thousands):

September 30, 2020
Accrued liabilities	$6,311
Other long-term liabilities	7,200
Total	$13,511

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

Oil prices remain extremely volatile, as the closing price of oil (WTI-Cushing) reached a first quarter 2020 high of $63.27 per barrel on January 6, 2020, declined to negative $36.98 per barrel on April 20, 2020, and closed at $40.69 per barrel on October 19, 2020. In response to the rapid decline in commodity prices, E&P companies acted swiftly to reduce drilling and completion activity starting late in the first quarter.

Our average active rig count for the third quarter of 2020 was 60 rigs. This was a decrease from our average active rig count of 82 rigs for the second quarter of 2020. Our rig count stabilized during the third quarter and started to improve late in the quarter. We expect our average rig count for the fourth quarter will be 61 rigs. Based on contracts currently in place, we expect an average of 43 rigs operating under term contracts (contracts with a duration of six months or more) during the fourth quarter of 2020 and an average of 35 rigs operating under term contracts during the twelve months ending September 30, 2021.

Due to the downturn in completions activity since March, we averaged five active pressure pumping spreads during the third quarter, up from an average of four active spreads during the second quarter. For the fourth quarter, we expect to average six active spreads, but we expect lower utilization during the fourth quarter due to typical seasonality.

During the second quarter of 2020, we implemented a restructuring plan to improve operating margins, achieve operational efficiencies and reduce indirect support costs. The restructuring included workforce reductions, changes to management structure and facility consolidations and closures. We recorded $38.3 million of charges associated with this plan in the second quarter of 2020. There were no restructuring charges in the comparable period of 2019. We completed the restructuring plan during the third quarter of 2020 and did not incur additional expenses related to the plan. In particular with our pressure pumping business, we believe these restructuring changes are structural and will result in significant cost savings. The restructuring charges during the second quarter of 2020 consisted of the following, as further described in Note 16 of Notes to unaudited condensed consolidated financial statements:

The following table presents restructuring expenses by reportable segment for the nine months ended September 30, 2020 (in thousands):

	Contract Drilling	Pressure Pumping	Directional Drilling	Other Operations	Corporate	Total
Severance costs	$1,821	$3,460	$503	$501	$215	$6,500
Contract termination costs	—	20,373	—	—	—	20,373
Other exit costs	523	194	827	—	—	1,544
ROU asset abandonments	86	7,304	1,845	—	686	9,921
Total	$2,430	$31,331	$3,175	$501	$901	$38,338

In the second quarter of 2020, we estimated that the 2020 restructuring plan will result in annual cost savings of approximately $94 million, beginning in the third quarter of 2020. Of these estimated annual cost savings, approximately $14 million, $43 million, $7 million and $8 million are attributable to operating expense savings for contract drilling, pressure pumping, directional drilling and other operations, respectively. Annual selling, general and administrative cost savings are estimated to be approximately $22 million. Nothing has occurred as of September 30, 2020 that would cause a revision to this estimate.

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

In addition to the dependence on oil and natural gas prices and demand for our services, we are highly impacted by operational risks, competition, labor issues, weather, the availability, from time to time, of products used in our pressure pumping business, supplier delays and various other factors that could materially adversely affect our business, financial condition, cash flows and results of operations, including as a result of the COVID-19 pandemic. Please see “Risk Factors” included in Part II, Item 1A of this Report and Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

For the three and nine months ended September 30, 2020 and 2019, our operating revenues consisted of the following (dollars in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2020		2019		2020		2019
Contract drilling	$115,054	55.5%	$317,035	53.0%	$553,552	61.3%	$1,037,565	52.4%
Pressure pumping	71,973	34.7%	208,637	34.9%	256,613	28.4%	707,246	35.7%
Directional drilling	10,271	5.0%	47,037	7.9%	56,498	6.3%	150,214	7.6%
Other operations	9,843	4.8%	25,743	4.2%	36,785	4.0%	83,363	4.3%
	$207,141	100.0%	$598,452	100.0%	$903,448	100.0%	$1,978,388	100.0%

Contract Drilling

Contract drilling revenues accounted for 55.5% of our consolidated third quarter 2020 revenues and decreased 63.7% from the comparable 2019 period.

We have addressed our customers’ needs for drilling horizontal wells in shale and other unconventional resource plays by improving the capabilities of our drilling fleet during the last several years. The U.S. land rig industry refers to certain high specification rigs as “super-spec” rigs. We consider a super-spec rig to be a 1,500 horsepower, AC powered rig that has at least a 750,000 pound hookload, a 7,500 psi circulating system, and is pad capable. As of September 30, 2020, our rig fleet included 198 APEX® rigs, of which 150 were super-spec rigs.

We maintain a backlog of commitments for contract drilling services under term contracts, which we define as contracts with a duration of six months or more. Our contract drilling backlog as of September 30, 2020 was approximately $307 million. Approximately 29% of the total contract drilling backlog at September 30, 2020 is reasonably expected to remain at September 30, 2021. We generally calculate our backlog by multiplying the dayrate under our term drilling contracts by the number of days remaining under the contract. The calculation does not include any revenues related to fees for other services such as for mobilization, other than initial mobilization, demobilization and customer reimbursables, nor does it include potential reductions in rates for unscheduled standby or during periods in which the rig is moving or incurring maintenance and repair time in excess of what is permitted under the drilling contract. For contracts that contain variable dayrate pricing, our backlog calculation uses the dayrate in effect for periods where the dayrate is fixed, and, for periods that remain subject to variable pricing, uses the commodity price in effect at September 30, 2020. In addition, our term drilling contracts are generally subject to termination by the customer on short notice and provide for an early termination payment to us in the event that the contract is terminated by the customer. For contracts on which we have received notice for the rig to be placed on standby, our backlog calculation uses the standby rate for the period over which we expect to receive the standby rate. For contracts on which we have received an early termination notice, our backlog calculation includes the early termination rate, instead of the dayrate, for the period over which we expect to receive the lower rate.

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

Pressure Pumping

Pressure pumping revenues accounted for 34.7% of our consolidated third quarter 2020 revenues and decreased 65.5% from the comparable 2019 period. As of September 30, 2020, we had approximately 1.3 million horsepower in our pressure pumping fleet. The pressure pumping market remains oversupplied. In response to oversupplied market conditions, we implemented changes that are intended to further streamline our operations, improve our efficiencies, and reduce our overall cost structure, while maintaining our customer service levels.

Directional Drilling

Directional drilling revenues accounted for 5.0% of our consolidated third quarter 2020 revenues and decreased 78.2% from the comparable 2019 period. We provide a comprehensive suite of directional drilling services in most major producing onshore oil and gas basins in the United States. Our directional drilling services include directional drilling, downhole performance motors, measurement-while-drilling, and wireline steering tools, and we provide services that improve the statistical accuracy of horizontal wellbore placement.

Other Operations

Other operations revenues accounted for 4.8% of our consolidated third quarter 2020 revenues and decreased 61.8% from the comparable 2019 period. Our oilfield rentals business, with a fleet of premium oilfield rental tools, provides the largest revenue contribution to our other operations and provides specialized services for land-based oil and natural gas drilling, completion and workover activities. Other operations also includes the results of our electrical controls and automation business, the results of our drilling equipment service business, and the results of our ownership, as a non-operating, working interest owner, in oil and natural gas assets that are primarily located in Texas and New Mexico.

For the three and nine months ended September 30, 2020 and 2019, our operating loss consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Contract drilling	$(47,214)	$(169,528)	$(481,974)	$(131,817)
Pressure pumping	(30,856)	(42,962)	(134,896)	(76,138)
Directional drilling	(9,912)	(32,501)	(34,892)	(43,458)
Other operations	(6,421)	(39,192)	(35,547)	(51,713)
Corporate	(20,163)	(23,122)	(80,751)	(75,687)
	$(114,566)	$(307,305)	$(768,060)	$(378,813)

Additional discussion of our operating revenues and operating loss follows in the “Results of Operations” section.

Our consolidated net loss for the third quarter of 2020 was $112 million compared to a net loss of $262 million for the third quarter of 2019.

Results of Operations

The following tables summarize results of operations by business segment for the three months ended September 30, 2020 and 2019:

Contract Drilling	2020	2019	% Change
	(dollars in thousands)
Revenues	$115,054	$317,035	(63.7)%
Direct operating costs	59,117	188,934	(68.7)%
Margin (1)	55,937	128,101	(56.3)%
Selling, general and administrative	876	1,510	(42.0)%
Depreciation, amortization and impairment	102,275	296,119	(65.5)%
Operating loss	$(47,214)	$(169,528)	(72.1)%
Operating days (2)	5,499	13,081	(58.0)%
Average revenue per operating day	$20.92	$24.24	(13.7)%
Average direct operating costs per operating day	$10.75	$14.44	(25.6)%
Average margin per operating day (1)	$10.17	$9.79	3.9%
Average rigs operating	60	142	(58.0)%
Capital expenditures	$9,502	$34,752	(72.7)%

(1)

Margin is defined as revenues less direct operating costs and excludes depreciation, amortization and impairment and selling, general and administrative expenses. Average margin per operating day is defined as margin divided by operating days.

(2)	A rig is considered to be operating if it is earning revenue pursuant to a contract on a given day.

Generally, the revenues in our contract drilling segment are most impacted by two primary factors: our average number of rigs operating and our average revenue per operating day. During the third quarter of 2020, our average number of rigs operating was 60, compared to 142 in the third quarter of 2019. Our average revenue per operating day is largely dependent on the pricing terms of our rig contracts. The decrease in average revenue per operating day includes the impact of a higher percentage of rigs on standby during the 2020 period.

Revenues and direct operating costs decreased primarily due to a decrease in operating days. Average direct operating costs per operating day decreased due to cost reduction efforts and a higher percentage of rigs on standby during the 2020 period. Rigs on standby have very little associated cost. Average margin per operating day in the third quarter of 2020 included benefits from lump sum early termination revenue and a credit to operating costs for sales and use taxes.

Depreciation, amortization and impairment expense decreased primarily due to a charge of $173 million resulting from the retirement of 36 legacy non-APEX® drilling rigs and related equipment in the third quarter of 2019, which resulted in no depreciation expense being recorded for this equipment in 2020.

The decrease in capital expenditures was primarily due to higher maintenance capital expenditures in the third quarter of 2019 when activity levels were higher and reduced capital expenditures in 2020 due to lower activity.

Pressure Pumping	2020	2019	% Change
	(dollars in thousands)
Revenues	$71,973	$208,637	(65.5)%
Direct operating costs	63,721	176,306	(63.9)%
Margin (1)	8,252	32,331	(74.5)%
Selling, general and administrative	2,004	3,154	(36.5)%
Depreciation, amortization and impairment	37,104	72,139	(48.6)%
Operating loss	$(30,856)	$(42,962)	(28.2)%
Fracturing jobs	69	126	(45.2)%
Other jobs	180	173	4.0%
Total jobs	249	299	(16.7)%
Average revenue per fracturing job	$960.70	$1,631.71	(41.1)%
Average revenue per other job	$31.58	$17.58	79.6%
Average revenue per total job	$289.05	$697.78	(58.6)%
Average direct operating costs per total job	$255.91	$589.65	(56.6)%
Average margin per total job (1)	$33.14	$108.13	(69.4)%
Margin as a percentage of revenues (1)	11.5%	15.5%	(26.0)%
Capital expenditures	$1,653	$19,826	(91.7)%

(1)

Margin is defined as revenues less direct operating costs and excludes depreciation, amortization and impairment and selling, general and administrative expenses. Average margin per total job is defined as margin divided by total jobs. Margin as a percentage of revenues is defined as margin divided by revenues.

Generally, the revenues in our pressure pumping segment are most impacted by our number of fracturing jobs and the size (including whether or not we provide proppant and other materials) of those jobs, which is reflected in our average revenue per fracturing job. Direct operating costs are also most impacted by these same factors. Our average revenue per fracturing job is largely dependent on the pricing terms of our pressure pumping contracts. We completed 69 fracturing jobs during the third quarter of 2020, compared to 126 fracturing jobs in the third quarter of 2019. Our average revenue per fracturing job was $0.961 million in the third quarter of 2020, compared to $1.632 million in the third quarter of 2019.

Revenues and direct operating costs decreased primarily due to a decline in the number of fracturing jobs. Average revenue and direct operating costs per job were impacted by lower demand.

Selling, general and administrative expenses decreased primarily as a result of cost reduction efforts.

Depreciation, amortization and impairment expense decreased due to the significant decline in capital expenditures and a $20.5 million write-down of pressure pumping equipment in the third quarter of 2019, which resulted in no depreciation expense being recorded for this equipment in the third quarter of 2020.

The decrease in capital expenditures was primarily due to higher maintenance capital expenditures in the third quarter of 2019 when activity levels were higher and reduced capital expenditures in 2020 due to lower activity.

Directional Drilling	2020	2019	% Change
	(dollars in thousands)
Revenues	$10,271	$47,037	(78.2)%
Direct operating costs	9,754	56,215	(82.6)%
Margin (1)	517	(9,178)	NA
Selling, general and administrative	829	2,805	(70.4)%
Depreciation, amortization, and impairment	9,600	20,518	(53.2)%
Operating loss	$(9,912)	$(32,501)	(69.5)%
Capital expenditures	$510	$5,559	(90.8)%
(1)	Margin is defined as revenues less direct operating costs and excludes depreciation, amortization and impairment and selling, general and administrative expenses.

Revenue decreased by $36.8 million from the third quarter of 2019 primarily due to decreased job activity.

Directional drilling direct operating costs decreased by $46.5 million primarily due to lower direct costs from decreased job activity and cost reduction efforts.

Selling, general and administrative expenses decreased primarily as a result of cost reduction efforts.

Depreciation, amortization and impairment for the three months ended September 30, 2019 included a charge of $8.4 million primarily due to the write-down of directional drilling equipment, which resulted in no depreciation expense being recorded for this equipment in 2020.

The decrease in capital expenditures was primarily due to higher maintenance capital expenditures in the third quarter of 2019 when activity levels were higher and reduced capital expenditures in 2020 due to lower activity.

Other Operations	2020	2019	% Change
	(dollars in thousands)
Revenues	$9,843	$25,743	(61.8)%
Direct operating costs	8,665	31,759	(72.7)%
Margin (1)	1,178	(6,016)	NA
Selling, general and administrative	747	5,149	(85.5)%
Depreciation, depletion, amortization and impairment	6,852	10,227	(33.0)%
Impairment of goodwill	—	17,800	(100.0)%
Operating loss	$(6,421)	$(39,192)	(83.6)%
Capital expenditures	$1,704	$7,191	(76.3)%

(1)	Margin is defined as revenues less direct operating costs and excludes depreciation, depletion, amortization and impairment and selling, general and administrative expenses.

Other operations revenue decreased by $15.9 million from the third quarter of 2019 primarily due to a decrease in the volume of services provided by our oilfield rentals business and a decline in the average price per barrel of crude oil received by our oil and natural gas assets.

Other operations direct operating costs decreased by $23.1 million and selling, general and administrative expense decreased by $4.4 million primarily due to the decision to transition away from our engineering and manufacturing efforts in Calgary during the third quarter of 2019. Charges associated with this decision that were recorded in the third quarter of 2019 totaled $12.4 million for direct operating costs and $2.2 million for selling, general and administrative expense. The $12.4 million charge to direct operating costs was primarily comprised of inventory write-offs. Additionally, a portion of the period-over-period decrease was due to a reduction in the volume of services provided by our oilfield rentals business.

Depreciation, depletion, amortization and impairment decreased over the comparable prior year period primarily due to a decrease in production from our oil and natural gas assets as well as reduced capital expenditures and certain equipment reaching the end of its depreciable life in our oilfield rentals business.

There were no impairments of goodwill in the third quarter of 2020 as all of the goodwill associated with our oilfield rentals and electrical controls and automation businesses was previously impaired during the third quarter of 2019.

The decrease in capital expenditures was primarily due to higher maintenance capital expenditures in the third quarter of 2019 when activity levels were higher and reduced capital expenditures in 2020 due to lower activity and commodity prices.

Corporate	2020	2019	% Change
	(dollars in thousands)
Selling, general and administrative	$17,899	$21,613	(17.2)%
Depreciation	$1,488	$1,761	(15.5)%
Other operating expenses (income), net
Net loss (gain) on asset disposals	$(896)	$(637)	40.7%
Legal-related expenses and settlements, net of insurance reimbursements	830	—	NA
Research and development	842	385	118.7%
Other operating expenses (income), net	$776	$(252)	NA
Interest income	$238	$1,693	(85.9)%
Interest expense	$11,288	$20,739	(45.6)%
Other income	$512	$119	330.3%
Capital expenditures	$73	$700	(89.6)%

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

Interest expense was lower in the three months ended September 30, 2020. Interest expense for the three months ended September 30, 2019 included a loss on debt extinguishment of $8.2 million as a result of full prepayment of our 4.97% Series A Senior Notes due October 5, 2020 (the “Series A Notes”).

The following tables summarize results of operations by business segment for the nine months ended September 30, 2020 and 2019:

Contract Drilling	2020	2019	% Change
	(dollars in thousands)
Revenues	$553,552	$1,037,565	(46.6)%
Direct operating costs	309,664	609,928	(49.2)%
Margin (1)	243,888	427,637	(43.0)%
Restructuring expenses	2,430	—	NA
Other operating expenses (income), net	(4,155)	—	NA
Selling, general and administrative	3,684	4,616	(20.2)%
Depreciation, amortization and impairment	328,843	554,838	(40.7)%
Impairment of goodwill	395,060	—	NA
Operating income (loss)	$(481,974)	$(131,817)	265.6%
Operating days (2)	24,184	43,253	(44.1)%
Average revenue per operating day	$22.89	$23.99	(4.6)%
Average direct operating costs per operating day	$12.80	$14.10	(9.2)%
Average margin per operating day (1)	$10.08	$9.89	1.9%
Average rigs operating	88	158	(44.3)%
Capital expenditures	$101,448	$158,141	(35.8)%

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

Generally, the revenues in our contract drilling segment are most impacted by two primary factors: our average number of rigs operating and our average revenue per operating day. During the first nine months of 2020, our average number of rigs operating was 88, compared to 158 in the same period of 2019. Our average revenue per operating day is largely dependent on the pricing terms of our rig contracts. The decrease in average revenue per operating day includes the impact of a higher percentage of rigs on standby during the 2020 period.

Revenues and direct operating costs decreased primarily due to a decrease in operating days. Average direct operating costs per operating day decreased due to cost reduction efforts and a higher percentage of rigs on standby during the 2020 period. Rigs on standby have very little associated cost. Average margin per operating day in the 2020 period included benefits from lump sum early termination revenue and a credit to operating costs for sales and use taxes.

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

Pressure Pumping	2020	2019	% Change
	(dollars in thousands)
Revenues	$256,613	$707,246	(63.7)%
Direct operating costs	234,844	585,191	(59.9)%
Margin (1)	21,769	122,055	(82.2)%
Restructuring expenses	31,331	—	NA
Selling, general and administrative	6,748	9,734	(30.7)%
Depreciation, amortization and impairment	118,586	188,459	(37.1)%
Operating loss	$(134,896)	$(76,138)	77.2%
Fracturing jobs	193	412	(53.2)%
Other jobs	541	629	(14.0)%
Total jobs	734	1,041	(29.5)%
Average revenue per fracturing job	$1,251.37	$1,687.39	(25.8)%
Average revenue per other job	$27.91	$19.14	45.8%
Average revenue per total job	$349.61	$679.39	(48.5)%
Average direct operating costs per total job	$319.95	$562.14	(43.1)%
Average margin per total job (1)	$29.66	$117.25	(74.7)%
Margin as a percentage of revenues (1)	8.5%	17.3%	(50.8)%
Capital expenditures	$17,880	$90,028	(80.1)%

(1)

Margin is defined as revenues less direct operating costs and excludes restructuring expenses, depreciation, amortization and impairment and selling, general and administrative expenses. Average margin per total job is defined as margin divided by total jobs. Margin as a percentage of revenues is defined as margin divided by revenues.

Generally, the revenues in our pressure pumping segment are most impacted by our number of fracturing jobs and the size (including whether or not we provide proppant and other materials) of those jobs, which is reflected in our average revenue per fracturing job. Direct operating costs are also most impacted by these same factors. Our average revenue per fracturing job is largely dependent on the pricing terms of our pressure pumping contracts. We completed 193 fracturing jobs during the first nine months of 2020, compared to 412 fracturing jobs in the same period of 2019. Our average revenue per fracturing job was $1.251 million in the first nine months of 2020, compared to $1.687 million in the same period of 2019.

Revenues and direct operating costs decreased primarily due to a decline in the number of fracturing jobs. Average revenue and direct operating costs per job were impacted by lower demand and cost reduction efforts.

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

Depreciation, amortization and impairment expense decreased due to the significant decline in capital expenditures and write-down of pressure pumping equipment in the nine months ended September 30, 2019, which resulted in no depreciation expense being recorded for this equipment in 2020.

The decrease in capital expenditures was primarily due to higher maintenance capital expenditures in 2019 when activity levels were higher and reduced capital expenditures in 2020 due to lower activity.

Directional Drilling	2020	2019	% Change
	(dollars in thousands)
Revenues	$56,498	$150,214	(62.4)%
Direct operating costs	54,348	143,919	(62.2)%
Margin (1)	2,150	6,295	(65.8)%
Restructuring expenses	3,175	—	NA
Selling, general and administrative	4,169	7,998	(47.9)%
Depreciation, amortization, and impairment	29,698	41,755	(28.9)%
Operating loss	$(34,892)	$(43,458)	(19.7)%
Capital expenditures	$4,562	$11,121	(59.0)%

(1)	Margin is defined as revenues less direct operating costs and excludes restructuring expenses, depreciation, amortization and impairment and selling, general and administrative expenses.

Directional drilling revenue decreased by $93.7 million from the nine months ended September 30, 2019 primarily due to decreased job activity.

Directional drilling direct operating costs decreased by $89.6 million primarily due to lower direct costs from decreased job activity and cost reduction efforts.

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

Other Operations	2020	2019	% Change
	(dollars in thousands)
Revenues	$36,785	$83,363	(55.9)%
Direct operating costs	33,775	71,144	(52.5)%
Margin (1)	3,010	12,219	(75.4)%
Restructuring expenses	501	—	NA
Selling, general and administrative	2,969	12,660	(76.5)%
Depreciation, depletion, amortization and impairment	35,087	33,472	4.8%
Impairment of goodwill	—	17,800	(100.0)%
Operating loss	$(35,547)	$(51,713)	(31.3)%
Capital expenditures	$9,776	$21,194	(53.9)%

(1)	Margin is defined as revenues less direct operating costs and excludes restructuring expenses, depreciation, depletion, amortization and impairment and selling, general and administrative expenses.

Other operations revenue decreased by $46.6 million from the nine months ended September 30, 2019 primarily due to a decrease in the volume of services provided by our oilfield rentals business and a decline in the average price per barrel of crude received by our oil and natural gas assets.

Other operations direct operating costs decreased by $37.4 million from the nine months ended September 30, 2019 primarily due to a decrease in the volume of services provided by our oilfield rentals business. Additionally, a portion of the decrease is attributed to the decision to transition away from our engineering and manufacturing efforts in Calgary during 2019. Charges associated with this decision totaled $12.4 million for direct operating costs during the nine months ended September 30, 2019, which were primarily comprised of inventory write-offs.

Restructuring expenses were recognized in the second quarter of 2020 and related to severance costs. See Note 16 of Notes to unaudited condensed consolidated financial statements for additional information.

Selling, general and administrative expense decreased primarily as a result of cost reduction efforts in addition to the transition away from our engineering and manufacturing efforts in Calgary during 2019. Charges associated with that decision totaled $2.2 million for the nine months ended September 30, 2019.

Depreciation, depletion, amortization and impairment increased over the comparable prior year period primarily due to a $11.2 million impairment related to certain of our oil and natural gas assets recorded in 2020, whereas $2.2 million of oil and natural gas property impairments were recorded in 2019. The increased oil and natural gas property impairments were partially offset by decreased 2020 depletion on our oil and natural gas assets, which was primarily due to a decrease in production.

There were no impairments of goodwill during the nine months ended September 30, 2020 as all of the goodwill associated with our oilfield rentals and electrical controls and automation businesses was previously impaired during the nine months ended September 30, 2019.

The decrease in capital expenditures was primarily due to higher maintenance capital expenditures in 2019 when activity levels were higher and reduced capital expenditures in 2020 due to lower activity and commodity prices.

Corporate	2020	2019	% Change
	(dollars in thousands)
Selling, general and administrative	$59,122	$66,672	(11.3)%
Restructuring expenses	901	$—	NA
Depreciation	$4,987	$5,338	(6.6)%
Other operating expenses (income), net
Net loss (gain) on asset disposals	$(3,357)	$(11,153)	(69.9)%
Legal-related expenses and settlements, net of insurance reimbursements	1,680	(3,471)	NA
Research and development	2,580	2,111	22.2%
Other	9,232	12,596	(26.7)%
Other operating expenses (income), net	$10,135	$83	12,110.8%
Credit loss expense	$5,606	3,594	56.0%
Interest income	$1,229	$4,481	(72.6)%
Interest expense	$33,496	$47,021	(28.8)%
Other income	$682	$328	107.9%
Capital expenditures	$1,377	$2,804	(50.9)%

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

Other operating expenses (income), net includes charges of $9.2 million and $12.7 million in 2020 and 2019, respectively related to a 2017 capacity reservation agreement that required a cash deposit to increase our access to finer grades of sand for our pressure pumping business. As market prices for sand substantially decreased since 2017, we purchased lower cost sand outside of this capacity reservation contract and revalued the deposit at its expected realizable value. The deposit related to the capacity reservation agreement has no balance remaining subsequent to the charge recorded in the second quarter of 2020.

A provision for credit losses was recognized in the nine months ended September 30, 2020 with respect to accounts receivable balances that are estimated to be uncollectible.

Interest expense was lower in the nine months ended September 30, 2020. Interest expense for the nine months ended September 30, 2019 included a loss on debt extinguishment of $8.2 million as a result of full prepayment of the Series A Notes.

Income Taxes

Our effective income tax rate fluctuates from the U.S. statutory tax rate based on, among other factors, changes in pretax income in jurisdictions with varying statutory tax rates, the impact of U.S. state and local taxes, and other differences related to the recognition of income and expense between U.S. GAAP and tax accounting.

Our effective income tax rate for the three months ended September 30, 2020 was 10.4%, compared with 19.8% for the three months ended September 30, 2019.  The lower effective income tax rate for the three months ended September 30, 2020 was primarily attributable to the non-deductible portion of the goodwill impairment recorded in the first quarter of 2020.

Our effective income tax rate for the nine months ended September 30, 2020 was 12.8%, compared with 19.3% for the nine months ended September 30, 2019.  The lower effective income tax rate for the nine months ended September 30, 2020 was primarily attributable to the non-deductible portion of the goodwill impairment recorded in the first quarter of 2020.

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

Liquidity and Capital Resources

During the second quarter of 2020, we implemented a restructuring plan to improve operating margins, achieve operational efficiencies and reduce indirect support costs. The restructuring included workforce reductions, changes to management structure and facility consolidations and closures. We recorded $38.3 million of charges associated with this plan in second quarter of 2020. There were no restructuring charges in the comparable periods of 2019. We completed the restructuring plan during the third quarter of 2020 and did not incur additional expenses related to the plan.

We significantly reduced our planned capital expenditures for 2020. We currently expect our capital expenditures for 2020 to total approximately $150 million.

While oilfield services activity and revenues have declined significantly throughout 2020, we have aligned our cost structure with the changing activity levels and enhanced our liquidity position. Our liquidity as of September 30, 2020 included $304 million of cash and cash equivalents, $57 million of which was added during the third quarter, and approximately $600 million available under our revolving credit facility.

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

On August 22, 2019, we entered into a term loan agreement (the “Term Loan Agreement”), which permits a single borrowing of up to $150 million, which we drew in full on September 23, 2019. Subject to customary conditions, we may request that the lenders’ aggregate commitments be increased by up to $75 million, not to exceed total commitments of $225 million. On September 25, 2019, we used $150 million of borrowings from the Term Loan Agreement and approximately $158 million of cash on hand to prepay our Series A Notes. The total amount of the prepayment, including the applicable “make-whole” premium, was approximately $308 million, plus accrued interest to the prepayment date. We repaid $50 million of the borrowings under the Term Loan Agreement on December 16, 2019, and we had $100 million in outstanding borrowings under the Term Loan Agreement as of September 30, 2020.

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

During the nine months ended September 30, 2020, our sources of cash flow included:

•	$283 million from operating activities, and
•	$17.8 million in proceeds from the disposal of property and equipment and from insurance claims.

During the nine months ended September 30, 2020, we used $15.1 million to pay dividends on our common stock, $21.1 million for repurchases of our common stock and $135 million:

•	to make capital expenditures for the betterment and refurbishment of drilling and pressure pumping equipment and, to a much lesser extent, equipment for our other businesses,
•	to acquire and procure equipment to support our drilling, pressure pumping, directional drilling, oilfield rentals and manufacturing operations, and
•	to fund investments in oil and natural gas properties on a non-operating, working interest basis.

We paid cash dividends during the nine months ended September 30, 2020 as follows:

	Per Share	Total
		(in thousands)
Paid on March 19, 2020	$0.04	$7,629
Paid on June 18, 2020	$0.02	$3,735
Paid on September 17, 2020	$0.02	$3,746
	$0.08	$15,110

On October 21, 2020, our Board of Directors approved a cash dividend on our common stock in the amount of $0.02 per share to be paid on December 17, 2020 to holders of record as of December 3, 2020. The amount and timing of all future dividend payments, if any, are subject to the discretion of the Board of Directors and will depend upon business conditions, results of operations, financial condition, terms of our debt agreements and other factors.

We may, at any time and from time to time, seek to retire or purchase our outstanding debt for cash through open-market purchases, privately negotiated transactions, redemptions or otherwise. Such repurchases, if any, will be upon such terms and at such prices as we may determine, and will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.

On September 6, 2013, our Board of Directors approved a stock buyback program that authorized purchases of up to $200 million of our common stock in open market or privately negotiated transactions. On July 25, 2018, our Board of Directors approved an increase of the authorization under the stock buyback program to allow for $250 million of future share repurchases. On February 6, 2019, our Board of Directors approved another increase of the authorization under the stock buyback program to allow for $250 million of future share repurchases. On July 24, 2019, our Board of Directors approved another increase of the authorization under the stock buyback program to allow for $250 million of future share repurchases. All purchases executed to date have been through open market transactions. Purchases under the program are made at management’s discretion, at prevailing prices, subject to market conditions and other factors. Purchases may be made at any time without prior notice. Shares of stock purchased under the buyback program are held as treasury shares. There is no expiration date associated with the buyback program. As of September 30, 2020, we had remaining authorization to purchase approximately $130 million of our outstanding common stock under the stock buyback program.

Treasury stock acquisitions during the nine months ended September 30, 2020 were as follows (dollars in thousands):

	Shares	Cost
Treasury shares at beginning of period	77,336,387	$1,345,134
Purchases pursuant to stock buyback program	5,826,266	20,000
Acquisitions pursuant to long-term incentive plan (1)	222,550	1,129
Treasury shares at end of period	83,385,203	$1,366,263

(1)

We withheld 222,550 shares during the first three quarters of 2020 with respect to employees’ tax withholding obligations upon the settlement of performance unit awards and the vesting of restricted stock and restricted stock units. These shares were acquired at fair market value. These acquisitions were made pursuant to the terms of the Patterson-UTI Energy, Inc. Amended and Restated 2014 Long-Term Incentive Plan, as amended, and not pursuant to the stock buyback program.

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

Loans under the Term Loan Agreement bear interest by reference, at our election, to the LIBOR rate or base rate. The applicable margin on LIBOR rate loans varies from 1.00% to 1.375%, and the applicable margin on base rate loans varies from 0.00% to 0.375%, in each case determined based upon our credit rating. As of September 30, 2020, the applicable margin on LIBOR rate loans and base rate loans was 1.375% and 0.375%, respectively.

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

The Term Loan Agreement requires mandatory prepayment in an amount equal to 100% of the net cash proceeds from the issuance of new senior indebtedness (other than certain permitted indebtedness) if our credit rating is below investment grade at both Moody’s and S&P. Our credit rating is currently investment grade at one of the two ratings agencies. The Term Loan Agreement also requires that our total debt to capitalization ratio, expressed as a percentage, not exceed 50%. The Term Loan Agreement generally defines the total debt to capitalization ratio as the ratio of (a) total borrowed money indebtedness to (b) the sum of such indebtedness plus consolidated net worth, with consolidated net worth determined as of the end of the most recently ended fiscal quarter. We were in compliance with these covenants at September 30, 2020.

As of September 30, 2020, we had $100 million in borrowings outstanding under the Term Loan Agreement at a LIBOR interest rate of 1.52%.

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

The Credit Agreement contains representations, warranties, affirmative and negative covenants and events of default and associated remedies that we believe are customary for agreements of this nature, including certain restrictions on our ability and the ability of each of our subsidiaries to incur debt and grant liens. If our credit rating is below investment grade at both Moody’s and S&P, we will become subject to a restricted payment covenant, which would require us to have a Pro Forma Debt Service Coverage Ratio (as defined in the Credit Agreement) greater than or equal to 1.50 to 1.00 immediately before and immediately after making any restricted payment. Restricted payments include, among other things, dividend payments, repurchases of our common stock, distributions to holders of our common stock or any other payment or other distribution to third parties on account of our or our subsidiaries’ equity interests. Our credit rating is currently investment grade at one of the two ratings agencies. The Credit Agreement also requires that our total debt to capitalization ratio, expressed as a percentage, not exceed 50%. The Credit Agreement generally defines the total debt to capitalization ratio as the ratio of (a) total borrowed money indebtedness to (b) the sum of such indebtedness plus consolidated net worth, with consolidated net worth determined as of the end of the most recently ended fiscal quarter. We were in compliance with these covenants at September 30, 2020.

As of September 30, 2020, we had no borrowings outstanding under our revolving credit facility. We had $0.1 million in letters of credit outstanding under the Credit Agreement at September 30, 2020 and, as a result, had available borrowing capacity of approximately $600 million at that date.

2015 Reimbursement Agreement — On March 16, 2015, we entered into a Reimbursement Agreement (the “Reimbursement Agreement”) with The Bank of Nova Scotia (“Scotiabank”), pursuant to which we may from time to time request that Scotiabank issue an unspecified amount of letters of credit. As of September 30, 2020, we had $60.7 million in letters of credit outstanding under the Reimbursement Agreement.

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

Commitments— As of September 30, 2020, we maintained letters of credit in the aggregate amount of $60.8 million primarily for the benefit of various insurance companies as collateral for retrospective premiums and retained losses which could become payable under the terms of the underlying insurance contracts. These letters of credit expire annually at various times during the year and are typically renewed. As of September 30, 2020, no amounts had been drawn under the letters of credit.

As of September 30, 2020, we had commitments to purchase major equipment and make investments totaling approximately $11.0 million for our drilling, pressure pumping, directional drilling and oilfield rentals businesses.

Our pressure pumping business has entered into agreements to purchase minimum quantities of proppants and chemicals from certain vendors. The agreements expire in years 2020 through 2022. As of September 30, 2020, the remaining minimum obligation under these agreements was approximately $24.9 million, of which approximately $11.5 million, $10.0 million, and $3.4 million relate to the remainder of 2020, 2021, and 2022, respectively.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
	(in thousands)
Net loss	$(112,111)	$(261,719)	$(697,165)	$(339,780)
Income tax benefit	(12,993)	(64,513)	(102,480)	(81,245)
Net interest expense	11,050	19,046	32,267	42,540
Depreciation, depletion, amortization and impairment	157,319	400,764	517,201	823,862
Impairment of goodwill	—	17,800	395,060	17,800
Adjusted EBITDA	$43,265	$111,378	$144,883	$463,177

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

On a periodic basis, we evaluate our fleet of drilling rigs for marketability based on the condition of inactive rigs, expenditures that would be necessary to bring them to working condition and the expected demand for drilling services by rig type.  The components comprising rigs that will no longer be marketed are evaluated, and those components with continuing utility to our other marketed rigs are transferred to other rigs or to our yards to be used as spare equipment.  The remaining components of these rigs are retired. In the second quarter of 2020, we recorded an impairment of $8.3 million related to the closing of our Canadian drilling operations.

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

We have concluded that no triggering events occurred during the three months ended June 30, 2020 and September 30, 2020 with respect to our asset groups based on our recent results of operations, our expectations of operating results in future periods and prevailing commodity prices at the time.

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

Volatility of Oil and Natural Gas Prices and its Impact on Operations and Financial Condition

Our revenue, profitability and cash flows are highly dependent upon prevailing prices for oil and natural gas and expectations about future prices. For many years, oil and natural gas prices and markets have been extremely volatile. Prices are affected by many factors beyond our control. Oil prices remain extremely volatile, as the closing price of oil (WTI-Cushing) reached a first quarter 2020 high of $63.27 per barrel on January 6, 2020, declined to negative $36.98 per barrel on April 20, 2020, and closed at $40.69 per barrel on October 19, 2020. In response to the rapid decline in commodity prices, E&P companies acted swiftly to reduce drilling and completion activity starting late in the first quarter.

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

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

As of September 30, 2020, we had exposure to interest rate market risk associated with our borrowings under the Term Loan Agreement, and we would have had exposure to interest rate market risk associated with any borrowings that we had under the Credit Agreement and amounts owed under the Reimbursement Agreement.

Loans under the Term Loan Agreement bear interest by reference, at our election, to the LIBOR rate or base rate. The applicable margin on LIBOR rate loans varies from 1.00% to 1.375%, and the applicable margin on base rate loans varies from 0.00% to 0.375%, in each case determined based upon our credit rating. As of September 30, 2020, the applicable margin on LIBOR rate loans and base rate loans was 1.375% and 0.375%, respectively. As of September 30, 2020, we had $100 million in borrowings outstanding under the Term Loan Agreement at a LIBOR interest rate of 1.52%.

Loans under the Credit Agreement bear interest by reference, at our election, to the LIBOR rate or base rate. The applicable margin on LIBOR rate loans varies from 1.00% to 2.00% and the applicable margin on base rate loans varies from 0.00% to 1.00%, in each case determined based on our credit rating. As of September 30, 2020, the applicable margin on LIBOR rate loans was 1.75% and the applicable margin on base rate loans was 0.75%. As of September 30, 2020, we had no borrowings outstanding under our revolving credit facility. The interest rate on borrowings outstanding under our revolving credit facility is variable and adjusts at each interest payment date based on our election of LIBOR or the base rate.

Under the Reimbursement Agreement, we will reimburse Scotiabank on demand for any amounts that Scotiabank has disbursed under any letters of credit. We are obligated to pay Scotiabank interest on all amounts not paid by us on the date of demand or when otherwise due at the LIBOR rate plus 2.25% per annum. As of September 30, 2020, no amounts had been disbursed under any letters of credit.

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

Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10‑Q. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of September 30, 2020.

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

ITEM 1A. Risk Factors

The Rapid Decline in Crude Oil Prices, Including as a Result of Economic Repercussions from the Covid-19 Pandemic, Have Had, and Are Expected to Continue to Have, a Significant Impact on Our Business, and, Depending on the Effectiveness of Oil Production Cuts and the Duration of the Pandemic and Its Effect on the Oil and Gas Industry, Could Have a Material Adverse Effect on Our Business, Liquidity, Consolidated Results of Operations and Consolidated Financial Condition.

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

In early March 2020, OPEC+ was initially unable to reach an agreement to continue to impose limits on the production of crude oil, and shortly thereafter the World Health Organization determined the COVID-19 outbreak to be a pandemic. The convergence of these events created the unprecedented dual impact of a global oil demand decline coupled with the risk of a substantial increase in supply. Oil demand has significantly deteriorated as a result of the virus outbreak and corresponding preventative measures taken around the world to mitigate the spread of the virus. While OPEC+ agreed in April 2020 to cut production, downward pressure on commodity prices could continue for the foreseeable future.

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

The events described above have had, and are expected to continue to have, a significant impact on our business, and, depending on the effectiveness of oil production cuts and the duration of the pandemic and its effect on the oil and gas industry, could have, a material adverse effect on our business, liquidity, consolidated results of operations and consolidated financial condition. We cannot predict when the continuing impact on us will end, and depending on the duration of the pandemic and its severity, this impact could worsen. For more information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Management Overview.”

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

The table below sets forth the information with respect to purchases of our common stock made by us during the quarter ended September 30, 2020.

				Approximate Dollar
			Total Number of	Value of Shares
			Shares (or Units)	That May Yet Be
			Purchased as Part	Purchased Under the
	Total	Average Price	of Publicly	Plans or
	Number of Shares	Paid per	Announced Plans	Programs (in
Period Covered	Purchased (1)	Share	or Programs	thousands)(2)
July 2020	57,284	$3.39	—	$130,000
August 2020	—	$—	—	$130,000
September 2020	—	$—	—	$130,000
Total	57,284		—

(1)

We withheld 57,284 shares during the third quarter of 2020 with respect to employees’ tax withholding obligations upon the vesting of restricted stock units. These shares were acquired at fair market value. These acquisitions were made pursuant to the terms of the Patterson-UTI Energy, Inc. Amended and Restated 2014 Long-Term Incentive Plan, as amended, and not pursuant to the stock buyback program.

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

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, has been formatted in Inline XBRL.

*	filed herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PATTERSON-UTI ENERGY, INC.

By:	/s/ C. Andrew Smith
C. Andrew Smith
Executive Vice President and
Chief Financial Officer
(Principal Financial and Accounting Officer and Duly Authorized Officer)

Date: October 27, 2020