Form 10-Q
period 2021-03-31
PATTERSON UTI ENERGY INC
filed 2021-05-04
CIK 889900

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

or

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

188,516,013 shares of common stock, $0.01 par value, as of April 28, 2021

PATTERSON-UTI ENERGY, INC. AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION

ITEM 1. Financial Statements

The following unaudited condensed consolidated financial statements include all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented.

PATTERSON-UTI ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited, in thousands, except share data)

	March 31,	December 31,
	2021	2020
ASSETS
Current assets:
Cash and cash equivalents	$214,144	$224,915
Accounts receivable, net of allowance for credit losses of $10,838 and $10,842 at March 31, 2021 and December 31, 2020, respectively	181,092	160,214
Federal and state income taxes receivable	169	4,428
Inventory	34,369	33,085
Other	57,828	55,314
Total current assets	487,602	477,956
Property and equipment, net	2,627,912	2,761,041
Right of use asset	15,900	16,850
Intangible assets	27,065	30,087
Deposits on equipment purchases	1,958	1,716
Other	11,405	11,419
Total assets	$3,171,842	$3,299,069
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$101,165	$91,622
Accrued liabilities	164,179	175,004
Lease liability	6,916	7,096
Total current liabilities	272,260	273,722
Long-term lease liability	17,497	19,118
Long-term debt, net of debt discount and issuance costs of $7,066 and $7,271 at March 31, 2021 and December 31, 2020, respectively	901,689	901,484
Deferred tax liabilities, net	56,703	77,676
Other	11,547	11,010
Total liabilities	1,259,696	1,283,010
Commitments and contingencies (see Note 9)
Stockholders' equity:
Preferred stock, par value $0.01; authorized 1,000,000 shares, no shares issued	—	—
Common stock, par value $0.01; authorized 400,000,000 shares with 271,192,193 and 271,028,688 issued and 187,789,871 and 187,626,366 outstanding at March 31, 2021 and December 31, 2020, respectively	2,712	2,710
Additional paid-in capital	2,908,125	2,902,236
Retained earnings	361,792	472,014
Accumulated other comprehensive income	5,830	5,412
Treasury stock, at cost, 83,402,322 shares at March 31, 2021 and December 31, 2020	(1,366,313)	(1,366,313)
Total stockholders' equity	1,912,146	2,016,059
Total liabilities and stockholders' equity	$3,171,842	$3,299,069

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PATTERSON-UTI ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited, in thousands, except per share data)

	Three Months Ended
	March 31,
	2021	2020
Operating revenues:
Contract drilling	$133,501	$267,364
Pressure pumping	75,839	125,107
Directional drilling	19,670	34,485
Other	11,919	18,971
Total operating revenues	240,929	445,927
Operating costs and expenses:
Contract drilling	79,378	163,420
Pressure pumping	76,510	114,855
Directional drilling	16,637	32,329
Other	10,226	16,024
Depreciation, depletion, amortization and impairment	152,882	186,797
Impairment of goodwill	—	395,060
Selling, general and administrative	22,558	30,346
Credit loss expense	—	1,055
Other operating expenses, net	265	451
Total operating costs and expenses	358,456	940,337
Operating loss	(117,527)	(494,410)

Other income (expense):
Interest income	139	657
Interest expense, net of amount capitalized	(10,009)	(11,224)
Other	14	85
Total other expense	(9,856)	(10,482)

Loss before income taxes	(127,383)	(504,892)

Income tax benefit	(20,970)	(70,170)

Net loss	$(106,413)	$(434,722)

Net loss per common share:
Basic	$(0.57)	$(2.28)
Diluted	$(0.57)	$(2.28)

Weighted average number of common shares outstanding:
Basic	187,677	190,674
Diluted	187,677	190,674
Cash dividends per common share	$0.02	$0.04

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PATTERSON-UTI ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(unaudited, in thousands)

	Three Months Ended
	March 31,
	2021	2020
Net loss	$(106,413)	$(434,722)
Other comprehensive income (loss), net of taxes of $0 for all periods:
Foreign currency translation adjustment	418	(1,386)
Total comprehensive loss	$(105,995)	$(436,108)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PATTERSON-UTI ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(unaudited, in thousands)

					Accumulated
	Common Stock		Additional		Other
	Number of		Paid-in	Retained	Comprehensive	Treasury
	Shares	Amount	Capital	Earnings	Income (Loss)	Stock	Total
Balance, December 31, 2020	271,029	$2,710	$2,902,236	$472,014	$5,412	$(1,366,313)	$2,016,059
Net loss	—	—	—	(106,413)	—	—	(106,413)
Foreign currency translation adjustment	—	—	—	—	418	—	418
Vesting of restricted stock units	163	2	(2)	—	—	—	—
Stock-based compensation	—	—	5,891	—	—	—	5,891
Payment of cash dividends ($0.02 per share)	—	—	—	(3,754)	—	—	(3,754)
Dividend equivalents	—	—	—	(55)	—	—	(55)
Purchase of treasury stock	—	—	—	—	—	—	—
Balance, March 31, 2021	271,192	$2,712	$2,908,125	$361,792	$5,830	$(1,366,313)	$1,912,146

					Accumulated
	Common Stock		Additional		Other
	Number of		Paid-in	Retained	Comprehensive	Treasury
	Shares	Amount	Capital	Earnings	Income (Loss)	Stock	Total
Balance, December 31, 2019	269,372	$2,694	$2,875,680	$1,294,902	$5,478	$(1,345,134)	$2,833,620
Net loss	—	—	—	(434,722)	—	—	(434,722)
Foreign currency translation adjustment	—	—	—	—	(1,386)	—	(1,386)
Vesting of restricted stock units	151	1	(1)	—	—	—	—
Stock-based compensation	—	—	9,160	—	—	—	9,160
Payment of cash dividends ($0.04 per share)	—	—	—	(7,629)	—	—	(7,629)
Dividend equivalents	—	—	—	(125)	—	—	(125)
Purchase of treasury stock	—	—	—	—	—	(20,025)	(20,025)
Balance, March 31, 2020	269,523	$2,695	$2,884,839	$852,426	$4,092	$(1,365,159)	$2,378,893

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PATTERSON-UTI ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Three Months Ended
	March 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(106,413)	$(434,722)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, depletion, amortization and impairment	152,882	186,797
Impairment of goodwill	—	395,060
Dry holes and abandonments	147	174
Deferred income tax benefit	(20,973)	(68,194)
Stock-based compensation expense	5,891	9,160
Net gain on asset disposals	(840)	(1,239)
Credit loss expense	—	1,055
Amortization of debt discount and issuance costs	205	228
Changes in operating assets and liabilities:
Accounts receivable	(20,877)	19,490
Income taxes receivable/payable	4,273	(1,978)
Inventory and other assets	(2,825)	8,392
Accounts payable	9,383	(22,999)
Accrued liabilities	(10,882)	(15,592)
Other liabilities	(1,349)	(2,341)
Net cash provided by operating activities	8,622	73,291

Cash flows from investing activities:
Purchases of property and equipment	(18,523)	(71,928)
Proceeds from disposal of assets and insurance claims	2,713	4,280
Other	(105)	—
Net cash used in investing activities	(15,915)	(67,648)

Cash flows from financing activities:
Purchases of treasury stock	—	(20,025)
Dividends paid	(3,754)	(7,629)
Net cash used in financing activities	(3,754)	(27,654)
Effect of foreign exchange rate changes on cash	276	26
Net decrease in cash and cash equivalents	(10,771)	(21,985)
Cash and cash equivalents at beginning of period	224,915	174,185
Cash and cash equivalents at end of period	$214,144	$152,200

Supplemental disclosure of cash flow information:
Net cash received (paid) during the period for:
Interest, net of capitalized interest of $24 in 2021 and $252 in 2020	$(10,232)	$(11,401)
Income taxes	4,256	(2)
Non-cash investing and financing activities:
Net increase (decrease) in payables for purchases of property and equipment	$161	$(7,365)
Net (increase) decrease in deposits on equipment purchases	(242)	1,336

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PATTERSON-UTI ENERGY, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

Basis of presentation — The unaudited interim condensed consolidated financial statements include the accounts of Patterson-UTI Energy, Inc. and its wholly-owned subsidiaries (collectively referred to herein as “we,” “us,” “our,” “ours” and like terms). All significant intercompany accounts and transactions have been eliminated. Except for wholly-owned subsidiaries, we have no controlling financial interests in any other entity which would require consolidation. As used in these notes, “we,” “us,” “our,” “ours” and like terms refer collectively to Patterson-UTI Energy, Inc. and its consolidated subsidiaries. Patterson-UTI Energy, Inc. conducts its business operations through its wholly-owned subsidiaries and has no employees or independent operations.

The unaudited interim condensed consolidated financial statements have been prepared by us pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been omitted pursuant to such rules and regulations, although we believe the disclosures included either on the face of the financial statements or herein are sufficient to make the information presented not misleading. In the opinion of management, all recurring adjustments considered necessary for a fair statement of the information in conformity with U.S. GAAP have been included. The unaudited condensed consolidated balance sheet as of December 31, 2020, as presented herein, was derived from our audited consolidated balance sheet but does not include all disclosures required by U.S. GAAP. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020. The results of operations for the three months ended March 31, 2021 are not necessarily indicative of the results to be expected for the full year.

The U.S. dollar is the functional currency for all of our operations except for our Canadian operations, which use the Canadian dollar as their functional currency. The effects of exchange rate changes are reflected in accumulated other comprehensive income, which is a separate component of stockholders’ equity.

Recently Adopted Accounting Standards — In June 2016, the FASB issued an accounting standards update on measurement of credit losses on financial instruments. The new guidance requires us to measure all expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions and reasonable and supportable forecasts. The new standard is effective for fiscal years beginning after December 15, 2019, including all interim periods within those years. We adopted ASU 2016-13 as of January 1, 2020. The adoption of this guidance and recognition of a loss allowance at an amount equal to expected credit losses for accounts receivable was not material and did not result in a transition adjustment to retained earnings. For more information regarding credit losses, see Note 2.

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

In December 2019, the FASB issued an accounting standards update to simplify the accounting for income taxes. The amendments in the update are effective for public business entities for fiscal years beginning after December 15, 2020, with early adoption permitted. We adopted this new guidance on January 1, 2021, and there was no material impact on our consolidated financial statements.

Recently Issued Accounting Standards — In March 2020, the FASB issued an accounting standards update to provide temporary optional expedients that simplify the accounting for contract modifications to existing debt agreements expected to arise from the market transition from LIBOR to alternative reference rates. The amendments in the update are effective as of March 12, 2020 through December 31, 2022 and may be applied to contract modifications from the beginning of an interim period that includes or is subsequent to March 12, 2020. We plan to adopt this standard when LIBOR is discontinued, and we do not expect this new guidance will have a material impact on our consolidated financial statements.

2. Credit Losses

ASC Topic 326 Current Expected Credit Losses (CECL)

On January 1, 2020, we adopted ASU 2016-13 Financial Instruments – Credit Losses (Topic 326) Measurement of Credit Losses on Financial Instruments, which introduces a new model to measure all expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions and reasonable and supportable forecasts. Our customers are primarily oil and natural gas exploration and production companies, which are collectively exposed to oil and natural gas commodity price risk. Our customers require services from us at various stages of the exploration and production process. Accordingly, we have aggregated our trade receivables by segment. Any customers that have experienced a deterioration in credit quality are removed from the pool and evaluated individually. We utilized an accounts receivable aging schedule and historical credit loss information to estimate expected credit losses. Due to the significant decline in crude oil prices during the quarter ended March 31, 2020 and its related impact to our customers, we increased our historical credit loss rates used to determine our March 31, 2020 allowance for credit losses in the first quarter of 2020. We continued to monitor and evaluate our expected credit losses using these increased credit loss rates for the three months ended March 31, 2021.

The adoption of the new accounting standard did not have a material impact on our consolidated financial statements and did not result in a transition adjustment to retained earnings.

There was no credit loss expense during the three months ended March 31, 2021.

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

We are a non-operating working interest owner of oil and natural gas properties primarily located in Texas and New Mexico. The ownership terms are outlined in joint operating agreements for each well between the operator of the well and the various interest owners, including us, who are considered non-operators of the well. We receive revenue each period for our working interest in the well during the period. The revenue received for the working interests from these oil and gas properties does not fall under the scope of the new revenue standard, and therefore, will continue to be reported under current guidance ASC 932-323 Extractive Activities – Oil and Gas, Investments – Equity Method and Joint Ventures.

Reimbursement Revenue — Reimbursements for the purchase of supplies, equipment, personnel services, shipping and other services that are provided at the request of our customers are recorded as revenue when incurred. The related costs are recorded as operating expenses when incurred.

Operating Lease Revenue — Lease income from equipment that we lease to others is recognized on a straight-line basis over the lease term.

Accounts Receivable and Contract Liabilities

Accounts receivable is our right to consideration once it becomes unconditional. Payment terms typically range from 30 to 60 days.

Accounts receivable balances were $178 million and $158 million as of March 31, 2021 and December 31, 2020, respectively. These balances do not include amounts related to our oil and gas working interests as those contracts are excluded from Topic 606. Accounts receivable balances are included in “Accounts receivable” in the condensed consolidated balance sheets.

We do not have any significant contract asset balances. Contract liabilities include prepayments received from customers prior to the requested services being completed. Once the services are complete and have been invoiced, the prepayment is applied against the customer’s account to offset the accounts receivable balance. Also included in contract liabilities are payments received from customers for the initial mobilization of newly constructed or upgraded rigs that were moved on location to the initial well site. These mobilization payments are allocated to the overall performance obligation and amortized over the initial term of the contract. During the three months ended March 31, 2021, no such payments were amortized and recorded in drilling revenue.  During the three months ended March 31, 2020, approximately $0.1 million was amortized and recorded in drilling revenue.

Total contract liability balances were $1.1 million and $0.6 million as of March 31, 2021 and December 31, 2020, respectively. Contract liability balances are included in “Accounts payable” and “Accrued liabilities” in the condensed consolidated balance sheets.

Contract Costs

Costs incurred for newly constructed or rig upgrades based on a contract with a customer are considered capital improvements and are capitalized to drilling equipment and depreciated over the estimated useful life of the asset.

Recognition of Revenue from Performance Obligations Satisfied in a Prior Period

During the three months ended March 31, 2021, we recorded revenue of $2.3 million associated with early termination revenue to which we were contractually entitled from one of our customers. While the performance obligations were satisfied during 2020, we did not record the related revenue due to our doubts about the customer’s ability and intent to pay substantially all of the consideration to which we were entitled in accordance with ASC Topic 606. Those doubts were resolved during the three months ended March 31, 2021, when collectability became probable from the counterparty in connection with its emergence from bankruptcy.

4. Inventory

Inventory consisted of the following at March 31, 2021 and December 31, 2020 (in thousands):

	March 31, 2021	December 31, 2020
Finished goods	$866	$600
Work-in-process	255	802
Raw materials and supplies	33,248	31,683
Inventory	$34,369	$33,085

5. Property and Equipment

Property and equipment consisted of the following at March 31, 2021 and December 31, 2020 (in thousands):

	March 31, 2021	December 31, 2020
Equipment	$7,605,879	$7,647,451
Oil and natural gas properties	225,176	222,738
Buildings	192,282	193,503
Land	25,599	25,781
Total property and equipment	8,048,936	8,089,473
Less accumulated depreciation, depletion and impairment	(5,421,024)	(5,328,432)
Property and equipment, net	$2,627,912	$2,761,041

On a periodic basis, we evaluate our fleet of drilling rigs for marketability based on the condition of inactive rigs, expenditures that would be necessary to bring them to working condition and the expected demand for drilling services by rig type.  The components comprising rigs that will no longer be marketed are evaluated, and those components with continuing utility to our other marketed rigs are transferred to other rigs or to our yards to be used as spare equipment.  The remaining components of these rigs are retired. We had no impairment related to the marketability or condition of our drilling rigs during the three months ended March 31, 2021.

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

6. Goodwill and Intangible Assets

Goodwill — As a result of a triggering event in the first quarter of 2020, we fully impaired our remaining goodwill balance, and as a result, we had no goodwill balance as of March 31, 2021. At times when we have a goodwill balance, we are required to evaluate goodwill at least annually as of December 31, or when circumstances require, to determine if the fair value of recorded goodwill has decreased below its carrying value. For impairment testing purposes, goodwill is evaluated at the reporting unit level. Our reporting units for impairment testing are our operating segments. We determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value after considering qualitative, market and other factors, and if this is the case, any necessary goodwill impairment is determined using a quantitative impairment test. From time to time, we may perform quantitative testing for goodwill impairment in lieu of performing the qualitative assessment. If the resulting fair value of goodwill is less than the carrying value of goodwill, an impairment loss would be recognized for the amount of the shortfall.

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

Intangible Assets — The following table presents the gross carrying amount and accumulated amortization of our intangible assets as of March 31, 2021 and December 31, 2020 (in thousands):

	March 31, 2021			December 31, 2020
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Customer relationships	$1,800	$(621)	$1,179	$28,000	$(26,757)	$1,243
Developed technology	55,772	(30,548)	25,224	55,772	(27,515)	28,257
Internal use software	1,011	(349)	662	906	(319)	587
	$58,583	$(31,518)	$27,065	$84,678	$(54,591)	$30,087

Amortization expense on intangible assets of approximately $3.1 million and $5.3 million was recorded in the three months ended March 31, 2021 and 2020, respectively.

7. Accrued Liabilities

Accrued liabilities consisted of the following at March 31, 2021 and December 31, 2020 (in thousands):

	March 31, 2021	December 31, 2020
Salaries, wages, payroll taxes and benefits	$29,284	$37,627
Workers' compensation liability	68,754	70,847
Property, sales, use and other taxes	15,017	10,666
Insurance, other than workers' compensation	8,240	8,462
Accrued interest payable	10,704	11,325
Accrued restructuring expenses	8,114	14,310
Other	24,066	21,767
Accrued liabilities	$164,179	$175,004

8. Long Term Debt

Long-term debt consisted of the following at March 31, 2021 and December 31, 2020 (in thousands):

	March 31, 2021	December 31, 2020
Term Loan Agreement (Maturing June 2022)	$50,000	$50,000
3.95% Senior Notes	509,505	509,505
5.15% Senior Notes	349,250	349,250
	908,755	908,755
Less deferred financing costs and discounts	(7,066)	(7,271)
Total	$901,689	$901,484

2019 Term Loan Agreement — On August 22, 2019, we entered into a term loan agreement (“Term Loan Agreement”) among us, as borrower, Wells Fargo Bank, National Association, as administrative agent and lender and the other lender party thereto.

The Term Loan Agreement is a committed senior unsecured term loan facility that permitted a single borrowing of up to $150 million initially, which we drew in full on September 23, 2019. Subject to customary conditions, we may request that the lenders’ aggregate commitments be increased by up to $75 million, not to exceed total commitments of $225 million. We repaid $50 million of the borrowings under the Term Loan Agreement on December 16, 2019, and an additional $50 million on December 24, 2020. As of March 31, 2021, we had $50 million in borrowings remaining outstanding under the Term Loan Agreement at a LIBOR-based interest rate of 1.48%. The maturity date under the Term Loan Agreement is June 10, 2022.

Loans under the Term Loan Agreement bear interest by reference, at our election, to the LIBOR rate or base rate. The applicable margin on LIBOR rate loans varies from 1.00% to 1.375%, and the applicable margin on base rate loans varies from 0.00% to 0.375%, in each case determined based upon our credit rating. As of March 31, 2021, the applicable margin on LIBOR rate loans and base rate loans was 1.375% and 0.375%, respectively.

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

The Term Loan Agreement requires mandatory prepayment in an amount equal to 100% of the net cash proceeds from the issuance of new senior indebtedness (other than certain permitted indebtedness) if our credit rating is below investment grade at both Moody’s and S&P. Our credit rating is currently investment grade at one of the two ratings agencies. The Term Loan Agreement also requires that our total debt to capitalization ratio, expressed as a percentage, not exceed 50%. The Term Loan Agreement generally defines the total debt to capitalization ratio as the ratio of (a) total borrowed money indebtedness to (b) the sum of such indebtedness plus consolidated net worth, with consolidated net worth determined as of the end of the most recently ended fiscal quarter. We were in compliance with these covenants at March 31, 2021.

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

Loans under the Credit Agreement bear interest by reference, at our election, to the LIBOR rate or base rate. The applicable margin on LIBOR rate loans varies from 1.00% to 2.00% and the applicable margin on base rate loans varies from 0.00% to 1.00%, in each case determined based upon our credit rating. As of March 31, 2021, the applicable margin on LIBOR rate loans was 1.75% and the applicable margin on base rate loans was 0.75%. A letter of credit fee is payable by us equal to the applicable margin for LIBOR rate loans times the daily amount available to be drawn under outstanding letters of credit. The commitment fee rate payable to the lenders varies from 0.10% to 0.30% based on our credit rating.

None of our subsidiaries are currently required to be a guarantor under the Credit Agreement. However, if any subsidiary guarantees or incurs debt in excess of the Priority Debt Basket (as defined in the Credit Agreement), such subsidiary is required to become a guarantor under the Credit Agreement.

The Credit Agreement contains representations, warranties, affirmative and negative covenants and events of default and associated remedies that we believe are customary for agreements of this nature, including certain restrictions on our ability and the ability of each of our subsidiaries to incur debt and grant liens. If our credit rating is below investment grade at both Moody’s and S&P, we will become subject to a restricted payment covenant, which would require us to have a Pro Forma Debt Service Coverage Ratio (as defined in the Credit Agreement) greater than or equal to 1.50 to 1.00 immediately before and immediately after making any restricted payment. Restricted payments include, among other things, dividend payments, repurchases of our common stock, distributions to holders of our common stock or any other payment or other distribution to third parties on account of our or our subsidiaries’ equity interests. Our credit rating is currently investment grade at one of the two ratings agencies. The Credit Agreement also requires that our total debt to capitalization ratio, expressed as a percentage, not exceed 50%. The Credit Agreement generally defines the total debt to capitalization ratio as the ratio of (a) total borrowed money indebtedness to (b) the sum of such indebtedness plus consolidated net worth, with consolidated net worth determined as of the end of the most recently ended fiscal quarter. We were in compliance with these covenants at March 31, 2021.

As of March 31, 2021, we had no borrowings outstanding under our revolving credit facility. We had $0.1 million in letters of credit outstanding under the Credit Agreement at March 31, 2021 and, as a result, had available borrowing capacity of approximately $600 million at that date.

2015 Reimbursement Agreement — On March 16, 2015, we entered into a Reimbursement Agreement (the “Reimbursement Agreement”) with The Bank of Nova Scotia (“Scotiabank”), pursuant to which we may from time to time request that Scotiabank issue an unspecified amount of letters of credit. As of March 31, 2021, we had $60.7 million in letters of credit outstanding under the Reimbursement Agreement.

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

 2028 Senior Notes and 2029 Senior Notes — On January 19, 2018, we completed an offering of $525 million in aggregate principal amount of our 3.95% Senior Notes due 2028 (the “2028 Notes”). The net proceeds before offering expenses were approximately $521 million, of which we used $239 million to repay amounts outstanding under our revolving credit facility. On November 15, 2019, we completed an offering of $350 million in aggregate principal amount of our 5.15% Senior Notes due 2029 (the “2029 Notes”). The net proceeds before offering expenses were approximately $347 million. We used a portion of the net proceeds from the offering to prepay our Series B Senior Notes. The remaining net proceeds and available cash on hand was used to repay $50 million of the borrowings under the Term Loan Agreement in 2019.

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

Debt issuance costs — Debt issuance costs, except those related to line-of-credit arrangements, are presented in the balance sheet as a direct deduction from the carrying amount of the related debt. Debt issuance costs related to line-of-credit arrangements are classified as a deferred charge. Amortization of debt issuance costs is reported as interest expense.

Interest expense related to the amortization of debt issuance costs was approximately $0.3 million for the three months ended March 31, 2021 and 2020, respectively.

Presented below is a schedule of the principal repayment requirements of long-term debt as of March 31, 2021 (in thousands):

Year ending December 31,
2021	$—
2022	50,000
2023	—
2024	—
2025	—
Thereafter	858,755
Total	$908,755

9. Commitments and Contingencies

As of March 31, 2021, we maintained letters of credit in the aggregate amount of $60.8 million primarily for the benefit of various insurance companies as collateral for retrospective premiums and retained losses which could become payable under the terms of the underlying insurance contracts. These letters of credit expire annually at various times during the year and are typically renewed. As of March 31, 2021, no amounts had been drawn under the letters of credit.

As of March 31, 2021, we had commitments to purchase major equipment totaling approximately $17.0 million for our drilling, pressure pumping, directional drilling and oilfield rentals businesses.

Our pressure pumping business has entered into agreements to purchase minimum quantities of proppants and chemicals from certain vendors. The agreements expire in years 2021 and 2022. As of March 31, 2021, the remaining minimum obligation under these agreements was approximately $12.2 million, of which approximately $8.8 million and $3.4 million relate to the remainder of 2021 and 2022, respectively.

We are party to various legal proceedings arising in the normal course of our business. We do not believe that the outcome of these proceedings, either individually or in the aggregate, will have a material adverse effect on our financial condition, cash flows or results of operations.

10. Stockholders’ Equity

Stockholder Rights Agreement — On April 22, 2020, our Board of Directors adopted a stockholder rights agreement and declared a dividend of one right (a “Right”) for each outstanding share of our common stock to stockholders of record at the close of business on May 8, 2020. Each Right entitled its holder, subject to the terms of the Rights Agreement (as defined below), to purchase from us one one-thousandth of a share of our Series A Junior Participating Preferred Stock, par value $0.01 per share, at an exercise price of $17.00 per Right, subject to adjustment. The description and terms of the Rights were set forth in a stockholder rights agreement, dated as of April 22, 2020 (the “Rights Agreement”), between us and Continental Stock Transfer & Trust Company, as rights agent (the “Rights Agent”). The Rights Agreement expired on April 21, 2021.

On April 28, 2021, our Board of Directors approved a cash dividend on our common stock in the amount of $0.02 per share to be paid on June 17, 2021 to holders of record as of June 3, 2021. The amount and timing of all future dividend payments, if any, are subject to the discretion of the Board of Directors and will depend upon business conditions, results of operations, financial condition, terms of our debt agreements and other factors.

Share Repurchase and Acquisitions — On September 6, 2013, our Board of Directors approved a stock buyback program that authorized purchases of up to $200 million of our common stock in open market or privately negotiated transactions. The authorized repurchases under this program were subsequently increased in July 2018 and February 2019, and on July 24, 2019, our Board of Directors approved another increase of the authorization under the stock buyback program to allow for $250 million of future share repurchases. All purchases executed to date have been through open market transactions. Purchases under the program are made at management’s discretion, at prevailing prices, subject to market conditions and other factors. Purchases may be made at any time without prior notice. There is no expiration date associated with the buyback program. As of March 31, 2021, we had remaining authorization to purchase approximately $130 million of our outstanding common stock under the stock buyback program. Shares of stock purchased under the buyback program are held as treasury shares.

We had no treasury stock transactions during the three months ended March 31, 2021.

11. Stock-based Compensation

We use share-based payments to compensate employees and non-employee directors. We recognize the cost of share-based payments under the fair-value-based method. Outstanding share-based awards include equity instruments in the form of stock options or restricted stock units that have included service conditions and, in certain cases, performance conditions. Our share-based awards also include share-settled performance unit awards. Share-settled performance unit awards are accounted for as equity awards. In 2020, we granted performance-based cash-settled phantom units, which are accounted for as a liability classified award. We issue shares of common stock when vested stock options are exercised, when restricted stock is granted and when restricted stock units and share-settled performance unit awards vest.

Stock Options — We estimate the grant date fair values of stock options using the Black-Scholes-Merton valuation model. Volatility assumptions are based on the historic volatility of our common stock over the most recent period equal to the expected term of the options as of the date such options are granted. The expected term assumptions are based on our experience with respect to employee stock option activity. Dividend yield assumptions are based on the expected dividends at the time the options are granted. The risk-free interest rate assumptions are determined by reference to United States Treasury yields. No options were granted during the three months ended March 31, 2021 or 2020.

Stock option activity from January 1, 2021 to March 31, 2021 follows:

		Weighted
		Average
	Underlying	Exercise Price
	Shares	Per Share
Outstanding at January 1, 2021	4,026,150	$21.63
Exercised	—	$—
Expired	—	$—
Outstanding at March 31, 2021	4,026,150	$21.63
Exercisable at March 31, 2021	4,011,150	$21.64

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

Restricted stock unit activity from January 1, 2021 to March 31, 2021 follows:

			Weighted
			Average Grant
	Time	Performance	Date Fair Value
	Based	Based	Per Share
Non-vested restricted stock units outstanding at January 1, 2021	2,741,548	359,315	$9.52
Granted	115,625	—	$5.26
Vested	(163,505)	—	$14.27
Forfeited	(56,169)	—	$12.28
Non-vested restricted stock units outstanding at March 31, 2021	2,637,499	359,315	$9.04

Performance Unit Awards — We have granted share-settled performance unit awards to certain employees (the “Performance Units”) on an annual basis since 2010. The Performance Units provide for the recipients to receive a grant of shares of common stock upon the achievement of certain performance goals during a specified period established by the Compensation Committee. The performance period for the Performance Units is usually the three-year period commencing on April 1 of the year of grant.

The performance goals for the Performance Units are tied to our total shareholder return for the performance period as compared to total shareholder return for a peer group determined by the Compensation Committee. These goals are considered to be market conditions under the relevant accounting standards and the market conditions were factored into the determination of the fair value of the respective Performance Units. For the Performance Units granted in April 2018, the recipients would have received a target number of shares if our total shareholder return during the performance period, when compared to the peer group, was at the 50th percentile. For the Performance Units granted in April 2019 and April 2020, the recipients will receive the target number of shares if our total shareholder return during the performance period, when compared to the peer group, is at the 55th percentile. If our total shareholder return during the performance period, when compared to the peer group, is at the 75th percentile or higher, then the recipients will receive two times the target number of shares. If our total shareholder return during the performance period, when compared to the peer group, is at the 25th percentile, then the recipients will only receive one-half of the target number of shares. If our total shareholder return during the performance period, when compared to the peer group, is between the 25th and target percentile, or the target and 75th percentile, then the shares to be received by the recipients will be determined using linear interpolation for levels of achievement between these points.

For the Performance Units granted in April 2018, the payout was based on relative performance and did not have an absolute performance requirement. For the Performance Units granted in April 2019 and April 2020, the payout shall not exceed the target number of shares if our total shareholder return is negative or zero. Additionally, the Performance Units granted in April 2020 will not pay out if our total shareholder return is not equal to or greater than the total stockholder return of the S&P 500 Index for the Performance Period.

The total target number of shares with respect to the Performance Units for the awards granted in 2017-2020 is set forth below:

	2020	2019	2018	2017
	Performance	Performance	Performance	Performance
	Unit Awards	Unit Awards	Unit Awards	Unit Awards
Target number of shares	500,500	489,800	310,700	186,198

In May 2020, 332,773 shares were issued to settle the 2017 Performance Units. In April 2021, 621,400 shares were issued to settle the 2018 Performance Units. The Performance Units granted in 2019 and 2020 have not reached the end of their respective performance periods.

Because the Performance Units are share-settled awards, they are accounted for as equity awards and measured at fair value on the date of grant using a Monte Carlo simulation model. The fair value of the Performance Units is set forth below (in thousands):

	2020	2019	2018	2017
	Performance	Performance	Performance	Performance
	Unit Awards	Unit Awards	Unit Awards	Unit Awards
Aggregate fair value at date of grant	$826	$9,958	$8,004	$5,780

These fair value amounts are charged to expense on a straight-line basis over the performance period. Compensation expense associated with the Performance Units is shown below (in thousands):

	2020	2019	2018	2017
	Performance	Performance	Performance	Performance
	Unit Awards	Unit Awards	Unit Awards	Unit Awards
Three months ended March 31, 2021	$69	$830	$667	NA
Three months ended March 31, 2020	NA	$830	$667	$482

Phantom Units — In May 2020, the Compensation Committee approved a grant of long-term performance-based phantom units to our Chief Executive Officer and President, William A. Hendricks, Jr (the “Phantom Units”). The Phantom Units were granted outside of the Patterson-UTI Energy, Inc. 2014 Long-Term Incentive Plan. Pursuant to this phantom unit grant, Mr. Hendricks may earn from 0% to 200% of a target award of 298,500 phantom units based on our achievement of the same performance conditions over the same Performance Period that applies to the Performance Units granted in April 2020, as described above. Earned Phantom Units, if any, will be settled in 2023, following completion of the three-year Performance Period, in a cash payment equal to the number of earned phantom units multiplied by our average trading price per share over the twenty consecutive trading days ending March 31, 2023. Because the Phantom Units are cash-settled awards, they are accounted for as a liability classified award. The grant date fair value of the Phantom Units was $1.2 million. Compensation expense is recognized on a straight-line basis over the performance period, with the amount recognized fluctuating as a result of the Phantom Units being remeasured to fair value at the end of each reporting period due to their liability-award classification. We recognized $0.5 million compensation expense associated with the Phantom Units during the three months ended March 31, 2021.

12. Income Taxes

Our effective income tax rate fluctuates from the U.S. statutory tax rate based on, among other factors, changes in pretax income in jurisdictions with varying statutory tax rates, the impact of U.S. state and local taxes, the realizability of deferred tax assets and other differences related to the recognition of income and expense between U.S. GAAP and tax accounting.

Our effective income tax rate for the three months ended March 31, 2021 was 16.5%, compared with 13.9% for the three months ended March 31, 2020.  The higher effective income tax rate for the three months ended March 31, 2021 was primarily attributable to non-deductible component of the goodwill impairment recorded in the first quarter of 2020. This was partially offset by the valuation allowance included in the 2021 estimated annual effective tax rate.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized, and when necessary valuation allowances are provided. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. We assess the realizability of our deferred tax assets quarterly and consider carryback availability, the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. In the first quarter of 2021, the effective tax rate takes into consideration the estimated valuation allowance based on forecasted 2021 income.

We continue to monitor income tax developments in the United States and other countries where we have legal entities. During the first quarter of 2021, the United States enacted the American Rescue Plan of 2021, which contains various tax provisions. As a result of this legislation, we have considered these tax provisions and do not expect any material impacts to our financial statements. We will incorporate into our future financial statements the impacts, if any, of future regulations and additional authoritative guidance when finalized.

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

Diluted EPS is based on the weighted average number of common shares outstanding plus the dilutive effect of potential common shares, including stock options, non-vested shares of restricted stock, performance units and restricted stock units. The dilutive effect of stock options, performance units and non-vested restricted stock units is determined using the treasury stock method.

The following table presents information necessary to calculate net loss per share for the three months ended March 31, 2021 and 2020 as well as potentially dilutive securities excluded from the weighted average number of diluted common shares outstanding because their inclusion would have been anti-dilutive (in thousands, except per share amounts):

	Three Months Ended
	March 31,
	2021	2020
BASIC EPS:
Net loss attributed to common stockholders	$(106,413)	$(434,722)
Weighted average number of common shares outstanding, excluding non-vested shares of restricted stock	187,677	190,674
Basic net loss per common share	$(0.57)	$(2.28)
DILUTED EPS:
Net loss attributed to common stockholders	$(106,413)	$(434,722)
Weighted average number of common shares outstanding, excluding non-vested shares of restricted stock	187,677	190,674
Add dilutive effect of potential common shares	—	—
Weighted average number of diluted common shares outstanding	187,677	190,674
Diluted net loss per common share	$(0.57)	$(2.28)
Potentially dilutive securities excluded as anti-dilutive	8,941	9,200

14. Business Segments

At March 31, 2021, we had three reportable business segments: (i) contract drilling of oil and natural gas wells, (ii) pressure pumping services and (iii) directional drilling services. Each of these segments represents a distinct type of business and has a separate management team that reports to our chief operating decision maker. The results of operations in these segments are regularly reviewed by the chief operating decision maker for purposes of determining resource allocation and assessing performance.

The following tables summarize selected financial information relating to our business segments (in thousands):

	Three Months Ended
	March 31,
	2021	2020
Revenues:
Contract drilling	$133,662	$267,840
Pressure pumping	75,839	125,107
Directional drilling	19,670	34,485
Other operations (1)	14,566	22,845
Elimination of intercompany revenues - Contract drilling (2)	(161)	(476)
Elimination of intercompany revenues - Other operations (2)	(2,647)	(3,874)
Total revenues	$240,929	$445,927

Income (loss) before income taxes:
Contract drilling	$(48,621)	$(404,018)
Pressure pumping	(39,739)	(35,486)
Directional drilling	(4,923)	(10,595)
Other operations	(4,556)	(18,771)
Corporate	(19,688)	(24,485)
Credit loss expense	—	(1,055)
Interest income	139	657
Interest expense	(10,009)	(11,224)
Other	14	85
Loss before income taxes	$(127,383)	$(504,892)

Depreciation, depletion, amortization and impairment:
Contract drilling	$101,674	$111,438
Pressure pumping	37,385	42,671
Directional drilling	6,497	10,421
Other operations	5,824	20,259
Corporate	1,502	2,008
Total depreciation, depletion, amortization and impairment	$152,882	$186,797

Capital expenditures:
Contract drilling	$11,427	$49,445
Pressure pumping	4,068	14,280
Directional drilling	104	2,008
Other operations	2,744	5,264
Corporate	180	931
Total capital expenditures	$18,523	$71,928

	March 31, 2021	December 31, 2020
Identifiable assets:
Contract drilling	$2,239,587	$2,315,318
Pressure pumping	458,128	486,702
Directional drilling	103,677	107,807
Other operations	88,759	88,676
Corporate (3)	281,691	300,566
Total assets	$3,171,842	$3,299,069

(1)	Other operations includes our oilfield rentals business, drilling equipment service business, the electrical controls and automation business and the oil and natural gas working interests.
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

The estimated fair value of our outstanding debt balances as of March 31, 2021 and December 31, 2020 is set forth below (in thousands):

	March 31, 2021		December 31, 2020
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Term Loan Agreement	$50,000	$50,000	$50,000	$50,000
3.95% Senior Notes	509,505	477,788	509,505	471,019
5.15% Senior Notes	349,250	347,974	349,250	319,560
Total debt	$908,755	$875,762	$908,755	$840,579

The fair values of the 3.95% Senior Notes at March 31, 2021 and December 31, 2020 are based on discounted cash flows associated with the notes using the 5.04% market rate of interest at March 31, 2021 and the 5.24% market rate of interest at December 31, 2020. The fair values of the 5.15% Senior Notes at March 31, 2021 and December 31, 2020 are based on discounted cash flows associated with the notes using the 5.20% market rate of interest at March 31, 2021 and the 6.42% market rate of interest at December 31, 2020. The fair value estimates of the 3.95% Senior Notes and the 5.15% Senior Notes are considered Level 1 fair value estimates in the fair value hierarchy of fair value accounting. The carrying values of the balance outstanding at March 31, 2021 under the Term Loan Agreement approximated its fair value as the instrument has a floating interest rate.

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this “Report”) and other public filings, press releases and presentations by us contain “forward-looking statements” within the meaning of the Securities Act of 1933, as amended (the “Securities Act”), the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995, as amended. As used in this Report, “we,” “us,” “our,” “ours” and like terms refer collectively to Patterson-UTI Energy, Inc. and its consolidated subsidiaries. Patterson-UTI Energy, Inc. conducts its operations through its wholly-owned subsidiaries and has no employees or independent business operations. These “forward-looking statements” involve risk and uncertainty. These forward-looking statements include, without limitation, statements relating to: liquidity; revenue, cost and margin expectations and backlog; financing of operations; oil and natural gas prices; rig counts and frac spreads; source and sufficiency of funds required for building new equipment, upgrading existing equipment and acquisitions (if opportunities arise); demand and pricing for our services; competition; equipment availability; government regulation; legal proceedings; debt service obligations; impact of inflation; and other matters. Our forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts and often use words such as “anticipate,” “believe,” “budgeted,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “potential,” “project,” “pursue,” “should,” “strategy,” “target,” or “will,” or the negative thereof and other words and expressions of similar meaning. The forward-looking statements are based on certain assumptions and analyses we make in light of our experience and our perception of historical trends, current conditions, expected future developments and other factors we believe are appropriate in the circumstances.

Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to have been correct. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from actual future results expressed or implied by the forward-looking statements. These risks and uncertainties relate to:

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

We caution that the foregoing list of factors is not exhaustive. Additional information concerning these and other risk factors is contained in our Annual Report on Form 10-K for the year ended December 31, 2020 and may be contained in our future filings with the SEC. You are cautioned not to place undue reliance on any of our forward-looking statements. The forward-looking statements speak only as of the date made and, other than as required by law, we undertake no obligation to update publicly or revise any of these forward-looking statements, whether as a result of new information, future events or otherwise. In the event that we update any forward-looking statement, no inference should be made that we will make additional updates with respect to that statement, related matters or any other forward-looking statements. All subsequent written and oral forward-looking statements concerning us or other matters and attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements above.

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

During 2020, reduced demand for crude oil and refined products related to the COVID-19 pandemic, combined with production increases from OPEC+ early in the year, led to a significant reduction in crude oil prices and demand for drilling and completion services in the United States.

Oil prices remain extremely volatile, as the closing price of oil (WTI-Cushing) reached a first quarter 2020 high of $63.27 per barrel on January 6, 2020, declined to negative $36.98 per barrel on April 20, 2020, and recovered to reach a first quarter 2021 high of $66.08 per barrel on March 5, 2021. In response to the rapid decline in commodity prices, E&P companies acted swiftly to reduce drilling and completion activity starting late in the first quarter of 2020. While oil prices recovered from the lows experienced in the first half of 2020, our average number of rigs operating remains well below the number of our available rigs, and a significant portion of our pressure pumping horsepower remains stacked. Oil prices averaged $58.09 per barrel in the first quarter of 2021.

Our average active rig count for the first quarter of 2021 was 69 rigs. This was an increase from our average active rig count for the fourth quarter of 2020 of 62. We expect that our rig count will reach approximately 80 rigs over the next three months, with a substantial portion of the rig count increase in June and July. Based on contracts currently in place, we expect an average of 39 rigs operating under term contracts (contracts with a duration of six months or more) during the second quarter of 2021 and an average of 27 rigs operating under term contracts during the twelve months ending March 31, 2022.

We ended the first quarter with seven active pressure pumping spreads compared to seven at the end of the fourth quarter. We averaged seven active spreads during the first quarter with an effective utilization of five and a half spreads. We calculated average active spreads as the average number of spreads that were crewed and actively marketed during the period, and we calculated effective utilization as total pumping days during the quarter divided by 75 days, which we consider full effective utilization for a spread. We expect to average approximately seven active spreads in the second quarter, and we expect to reactivate an additional spread late in the second quarter. The pressure pumping market remains oversupplied.

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

In addition to the dependence on oil and natural gas prices and demand for our services, we are highly impacted by operational risks, competition, labor issues, weather, the availability, from time to time, of products used in our pressure pumping business, supplier delays and various other factors that could materially adversely affect our business, financial condition, cash flows and results of operations, including as a result of the COVID-19 pandemic. Please see Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

For the three months ended March 31, 2021 and 2020, our operating revenues consisted of the following (dollars in thousands):

	Three Months Ended March 31,
	2021		2020
Contract drilling	$133,501	55.4%	$267,364	60.0%
Pressure pumping	75,839	31.5%	125,107	28.1%
Directional drilling	19,670	8.2%	34,485	7.7%
Other operations	11,919	4.9%	18,971	4.2%
	$240,929	100.0%	$445,927	100.0%

Contract Drilling

Contract drilling revenues accounted for 55.4% of our consolidated first quarter 2021 revenues and decreased 50.1% from the comparable 2020 period.

We have addressed our customers’ needs for drilling horizontal wells in shale and other unconventional resource plays by improving the capabilities of our drilling fleet during the last several years. The U.S. land rig industry refers to certain high specification rigs as “super-spec” rigs. We consider a super-spec rig to be a 1,500 horsepower, AC powered rig that has at least a 750,000 pound hookload, a 7,500-psi circulating system, and is pad capable. As of March 31, 2021, our rig fleet included 198 APEX® rigs, of which 150 were super-spec rigs.

We maintain a backlog of commitments for contract drilling services under term contracts, which we define as contracts with a duration of six months or more. Our contract drilling backlog as of March 31, 2021 was approximately $240 million. Approximately 19% of the total contract drilling backlog at March 31, 2021 is reasonably expected to remain at March 31, 2022. We generally calculate our backlog by multiplying the dayrate under our term drilling contracts by the number of days remaining under the contract. The calculation does not include any revenues related to fees for other services such as for mobilization, other than initial mobilization, demobilization and customer reimbursables, nor does it include potential reductions in rates for unscheduled standby or during periods in which the rig is moving or incurring maintenance and repair time in excess of what is permitted under the drilling contract. For contracts that contain variable dayrate pricing, our backlog calculation uses the dayrate in effect for periods where the dayrate is fixed, and, for periods that remain subject to variable pricing, uses the commodity price in effect at March 31, 2021. In addition, our term drilling contracts are generally subject to termination by the customer on short notice and provide for an early termination payment to us in the event that the contract is terminated by the customer. For contracts on which we have received notice for the rig to be placed on standby, our backlog calculation uses the standby rate for the period over which we expect to receive the standby rate. For contracts on which we have received an early termination notice, our backlog calculation includes the early termination rate, instead of the dayrate, for the period over which we expect to receive the lower rate. Please see “Our Current Backlog of Contract Drilling Revenue May Decline and May Not Ultimately Be Realized, as Fixed-Term Contracts May in Certain Instances Be Terminated Without an Early Termination Payment” included in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

Pressure Pumping

Pressure pumping revenues accounted for 31.5% of our consolidated first quarter 2021 revenues and decreased 39.4% from the comparable 2020 period. As of March 31, 2021, we had approximately 1.4 million horsepower in our pressure pumping fleet. The pressure pumping market remains oversupplied. In response to oversupplied market conditions, we implemented changes during the second quarter of 2020 that are intended to further streamline our operations, improve our efficiencies, and reduce our overall cost structure, while maintaining our customer service levels.

Directional Drilling

Directional drilling revenues accounted for 8.2% of our consolidated first quarter 2021 revenues and decreased 43.0% from the comparable 2020 period. We provide a comprehensive suite of directional drilling services in most major producing onshore oil and gas basins in the United States. Our directional drilling services include directional drilling, measurement-while-drilling and supply and rental of downhole performance motors and wireline steering tools. We also provide services that improve the statistical accuracy of horizontal wellbore placement.

Other Operations

Other operations revenues accounted for 4.9% of our consolidated first quarter 2021 revenues and decreased 37.2% from the comparable 2020 period. Our oilfield rentals business, with a fleet of premium oilfield rental tools, provides the largest revenue contribution to our other operations and provides specialized services for land-based oil and natural gas drilling, completion and workover activities.  Other operations also includes the results of our electrical controls and automation business, the results of our drilling equipment service business, and the results of our ownership, as a non-operating working interest owner, in oil and natural gas assets that are primarily located in Texas and New Mexico.

For the three months ended March 31, 2021 and 2020, our operating losses consisted of the following (in thousands):

	Three Months Ended March 31,
	2021	2020
Contract drilling	$(48,621)	$(404,018)
Pressure pumping	(39,739)	(35,486)
Directional drilling	(4,923)	(10,595)
Other operations	(4,556)	(18,771)
Corporate	(19,688)	(25,540)
	$(117,527)	$(494,410)

Additional discussion of our operating revenues and operating loss follows in the “Results of Operations” section.

Our consolidated net loss for the first quarter of 2021 was $106 million compared to a net loss of $435 million for the first quarter of 2020.

Results of Operations

The following tables summarize results of operations by business segment for the three months ended March 31, 2021 and 2020:

Contract Drilling	2021	2020	% Change
	(dollars in thousands)
Revenues	$133,501	$267,364	(50.1)%
Direct operating costs	79,378	163,420	(51.4)%
Margin (1)	54,123	103,944	(47.9)%
Selling, general and administrative	1,058	1,464	(27.7)%
Depreciation, amortization and impairment	101,674	111,438	(8.8)%
Impairment of goodwill	—	395,060	(100.0)%
Other operating expenses, net	12	—	NA
Operating loss	$(48,621)	$(404,018)	(88.0)%
Operating days (2)	6,183	11,235	(45.0)%
Average revenue per operating day	$21.59	$23.80	(9.3)%
Average direct operating costs per operating day	$12.84	$14.55	(11.7)%
Average margin per operating day (1)	$8.75	$9.25	(5.4)%
Average rigs operating	69	123	(44.4)%
Capital expenditures	$11,427	$49,445	(76.9)%

(1)

Margin is defined as revenues less direct operating costs and excludes depreciation, amortization and impairment, impairment of goodwill, other operating expenses, net and selling, general and administrative expenses. Average margin per operating day is defined as margin divided by operating days.

(2)	A rig is considered to be operating if it is earning revenue pursuant to a contract on a given day.

During the first quarter of 2021, our average number of rigs operating was 69, compared to 123 in the first quarter of 2020. Our average rig revenue per operating day was $21,590 in the first quarter of 2021, compared to $23,800 in the first quarter of 2020. Our average revenue per operating day is largely dependent on the pricing terms of our rig contracts.

Revenues and direct operating costs decreased primarily due to a decrease in operating days. Revenues during the first quarter of 2021 included revenue that was not recognized in 2020 due to concerns about collectability. Direct operating costs included a benefit of $6.0 million related to a sales and use tax refund. Average direct operating costs per operating day decreased due to cost reduction efforts and a higher percentage of rigs on standby during the first quarter of 2021. Rigs on standby have very little associated cost.

Selling, general and administrative expenses decreased primarily as a result of cost reduction efforts in 2020.

Depreciation, amortization and impairment expense decreased primarily due to a decrease in capital expenditures as well as the $8.3 million write-down related to the closing of our Canadian drilling operations in the second quarter of 2020. Impairments lower our depreciable asset base, which reduces depreciation expense in subsequent periods.

All of the goodwill associated with our contract drilling reporting unit was impaired during the three months ended March 31, 2020.

The decrease in capital expenditures was primarily due to higher maintenance capital expenditures in the first quarter of 2020 when activity levels were higher and reduced capital expenditures in the first quarter of 2021 due to lower activity.

Pressure Pumping	2021	2020	% Change
	(dollars in thousands)
Revenues	$75,839	$125,107	(39.4)%
Direct operating costs	76,510	114,855	(33.4)%
Margin (1)	(671)	10,252	NA
Selling, general and administrative	1,683	3,067	(45.1)%
Depreciation, amortization and impairment	37,385	42,671	(12.4)%
Operating loss	$(39,739)	$(35,486)	12.0%
Average active spreads (2)	7	10	(30.0)%
Effective utilization (3)	5.5	7.7	(28.2)%
Fracturing jobs	71	89	(20.2)%
Other jobs	200	209	(4.3)%
Total jobs	271	298	(9.1)%
Average revenue per fracturing job	$977.89	$1,359.39	(28.1)%
Average revenue per other job	$32.05	$19.72	62.5%
Average revenue per total job	$279.85	$419.82	(33.3)%
Average direct operating costs per total job	$282.32	$385.42	(26.7)%
Average margin per total job (1)	$(2.48)	$34.40	NA
Margin as a percentage of revenues (1)	(0.9)%	8.2%	NA
Capital expenditures	$4,068	$14,280	(71.5)%

(1)

Margin is defined as revenues less direct operating costs and excludes depreciation, amortization and impairment and selling, general and administrative expenses. Average margin per total job is defined as margin divided by total jobs. Margin as a percentage of revenues is defined as margin divided by revenues.

(2)	Average active spreads is the average number of spreads that were crewed and actively marketed during the period.
(3)	Effective utilization is calculated as total pumping days during the quarter divided by 75 days, which we consider full effective utilization for a spread.

Generally, the revenues in our pressure pumping segment are most impacted by our number of fracturing jobs and the size (including whether or not we provide proppant and other materials) of those jobs, which is reflected in our average revenue per fracturing job. Direct operating costs are also most impacted by these same factors. Our average revenue per fracturing job is largely dependent on the pricing terms of our pressure pumping contracts. We completed 71 fracturing jobs during the first quarter of 2021, compared to 89 fracturing jobs in the first quarter of 2020. Our average revenue per fracturing job was $0.978 million in the first quarter of 2021, compared to $1.359 million in the first quarter of 2020.

Selling, general and administrative expenses decreased primarily as a result of cost reduction efforts.

Depreciation, amortization and impairment expense decreased due to a decrease in capital expenditures.

The decrease in capital expenditures was primarily due to higher maintenance capital expenditures in the first quarter of 2020 when activity levels were higher and reduced capital expenditures in the first quarter of 2021 due to lower activity.

Directional Drilling	2021	2020	% Change
	(dollars in thousands)
Revenues	$19,670	$34,485	(43.0)%
Direct operating costs	16,637	32,329	(48.5)%
Margin (1)	3,033	2,156	40.7%
Selling, general and administrative	1,459	2,330	(37.4)%
Depreciation and amortization	6,497	10,421	(37.7)%
Operating loss	$(4,923)	$(10,595)	(53.5)%
Capital expenditures	$104	$2,008	(94.8)%

(1)	Margin is defined as revenues less direct operating costs and excludes depreciation, amortization and selling, general and administrative expenses.

Directional drilling revenue decreased by $14.8 million from the first quarter of 2020 primarily due to decreased job activity. We averaged 22 jobs per day in the first quarter of 2021 as compared to 33 jobs per day in the first quarter of 2020.

Directional drilling direct operating costs decreased by $15.7 million primarily due to lower direct costs from decreased job activity and cost reduction efforts.

Selling, general and administrative expenses decreased primarily as a result of cost reduction efforts.

Depreciation and amortization expense decreased due to a decrease in capital expenditures.

The decrease in capital expenditures was primarily due to higher maintenance capital expenditures in the first quarter of 2020 when activity levels were higher and reduced capital expenditures in the first quarter of 2021 due to lower activity.

Other Operations	2021	2020	% Change
	(dollars in thousands)
Revenues	$11,919	$18,971	(37.2)%
Direct operating costs	10,226	16,024	(36.2)%
Margin (1)	1,693	2,947	(42.6)%
Selling, general and administrative	425	1,459	(70.9)%
Depreciation, depletion, amortization and impairment	5,824	20,259	(71.3)%
Operating loss	$(4,556)	$(18,771)	(75.7)%
Capital expenditures	$2,744	$5,264	(47.9)%

(1)	Margin is defined as revenues less direct operating costs and excludes depreciation, depletion, amortization and impairment and selling, general and administrative expenses.

Other operations revenue and direct operating costs decreased by $7.1 million and $5.8 million, respectively, from the first quarter of 2020 primarily due to a decrease in the volume of services provided by our oilfield rentals business.

Selling, general and administrative expense decreased primarily as a result of cost reduction efforts.

Depreciation, depletion, amortization and impairment decreased due to a decrease in capital expenditures as well as a $10.6 million impairment related to certain of our oil and natural gas assets recorded in the first quarter of 2020.

The decrease in capital expenditures was primarily due to higher maintenance capital expenditures in the first quarter of 2020 when activity levels were higher and reduced capital expenditures in the first quarter of 2021 due to lower activity.

Corporate	2021	2020	% Change
	(dollars in thousands)
Selling, general and administrative	$17,933	$22,026	(18.6)%
Depreciation	$1,502	$2,008	(25.2)%
Other operating expenses (income), net
Net gain on asset disposals	$(841)	$(1,239)	(32.1)%
Legal-related expenses and settlements	470	800	(41.3)%
Research and development	624	895	(30.3)%
Other	—	(5)	(100.0)%
Other operating expenses (income), net	$253	$451	(43.9)%
Credit loss expense	$—	1,055	(100.0)%
Interest income	$139	$657	(78.8)%
Interest expense	$10,009	$11,224	(10.8)%
Other income	$14	$85	(83.5)%
Capital expenditures	$180	$931	(80.7)%

Selling, general and administrative expense decreased primarily as a result of cost reduction efforts.

Other operating expenses (income), net includes net gains associated with the disposal of assets. Accordingly, the related gains or losses have been excluded from the results of specific segments.

A provision for credit losses was recognized in the first quarter of 2020 with respect to accounts receivable balances that are estimated to be uncollectible. No credit loss expense was recorded in 2021.

Lower interest expense in the first quarter of 2021 includes the effect of the early repayment of long-term debt in the fourth quarter of 2020. We elected to repay a portion of the borrowings outstanding under our Term Loan Agreement and repurchase portions of our 2028 Senior Notes and our 2029 Senior Notes, which reduced our aggregate principal amounts outstanding by $66.2 million.

Income Taxes

Our effective income tax rate fluctuates from the U.S. statutory tax rate based on, among other factors, changes in pretax income in jurisdictions with varying statutory tax rates, the impact of U.S. state and local taxes, the realizability of deferred tax assets and other differences related to the recognition of income and expense between U.S. GAAP and tax accounting.

Our effective income tax rate for the three months ended March 31, 2021 was 16.5%, compared with 13.9% for the three months ended March 31, 2020.  The higher effective income tax rate for the three months ended March 31, 2021 was primarily attributable to non-deductible component of the goodwill impairment recorded in the first quarter of 2020. This was partially offset by the valuation allowance included in the 2021 estimated annual effective tax rate.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized, and when necessary valuation allowances are provided. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. We assess the realizability of our deferred tax assets quarterly and consider carryback availability, the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. In the first quarter of 2021, the effective tax rate takes into consideration the estimated valuation allowance based on forecasted 2021 income.

We continue to monitor income tax developments in the United States and other countries where we have legal entities. During the first quarter of 2021, the United States enacted the American Rescue Plan of 2021, which contain various tax provisions. As a result of this legislation, we have considered these tax provisions and do not expect any material impacts to our financial statements. We will incorporate into our future financial statements the impacts, if any, of future regulations and additional authoritative guidance when finalized.

Liquidity and Capital Resources

During the second quarter of 2020, we implemented a restructuring plan to improve operating margins, achieve operational efficiencies and reduce indirect support costs. The restructuring included workforce reductions, changes to management structure and facility consolidations and closures. We recorded $38.3 million of charges associated with this plan in second quarter of 2020. We completed the restructuring plan during the third quarter of 2020 and did not incur additional expenses related to the plan. There have been no restructuring charges in 2021.

While oilfield services activity and revenues declined significantly throughout 2020, we aligned our cost structure with the changing activity levels and enhanced our liquidity position.

Our primary sources of liquidity are cash and cash equivalents, availability under our revolving credit facility and cash provided by operating activities. As of March 31, 2021, we had approximately $215 million in working capital, including $214 million of cash and cash equivalents, and approximately $600 million available under our revolving credit facility.

We have an amended and restated credit agreement (the “Credit Agreement”), which is a committed senior unsecured revolving credit facility that permits aggregate borrowings of up to $600 million, including a letter of credit facility that, at any time outstanding, is limited to $150 million and a swing line facility that, at any time outstanding, is limited to $20 million.  As of March 31, 2021, we had no borrowings outstanding under our revolving credit facility, and $0.1 million in letters of credit outstanding under the Credit Agreement and, as a result, had available borrowing capacity of approximately $600 million at that date. Of the revolving credit commitments, $50 million expires on March 27, 2024, and the remaining $550 million expires on March 27, 2025. Subject to customary conditions, we may request that the lenders’ aggregate commitments be increased by up to $300 million, not to exceed total commitments of $900 million. Additionally, we have the option, subject to certain conditions, to exercise one one-year extension of the maturity date.

Loans under the Credit Agreement bear interest by reference, at our election, to the LIBOR rate or base rate, as described in “Item 3” below. If our credit rating is below investment grade at both Moody’s and S&P, we will become subject to a restricted payment covenant. The Credit Agreement also contains a financial covenant that requires our total debt to capitalization ratio, expressed as a percentage, not exceed 50%.

We also have a senior unsecured term loan agreement (“Term Loan Agreement”) that matures on June 10, 2022. The Term Loan Agreement permitted a single borrowing of up to $150 million, which we drew in full in 2019. Subject to customary conditions, we may request that lenders’ aggregate commitments be increased by up to $75 million, not to exceed total commitments of $225 million. During 2019 and 2020, we repaid a total of $100 million of borrowings under the Term Loan Agreement. The Term Loan Agreement contains the same covenants as the Credit Agreement, as well as a covenant requiring mandatory prepayment upon the issuance of new senior indebtedness in certain circumstances if our credit rating is below investment grade at both Moody’s and S&P. As of March 31, 2021, we had $50 million of borrowings remaining outstanding under the Term Loan Agreement at a LIBOR-based interest rate of 1.48%.

We also have a Reimbursement Agreement (the “Reimbursement Agreement”) with The Bank of Nova Scotia (“Scotiabank”), pursuant to which we may from time to time request that Scotiabank issue an unspecified amount of letters of credit. Under the terms of the Reimbursement Agreement, we will reimburse Scotiabank on demand for any amounts that Scotiabank has disbursed under any letters of credit. We are obligated to pay to Scotiabank interest on all amounts not paid by us on the date of demand or when otherwise due at the LIBOR rate plus 2.25% per annum.

Our outstanding debt at March 31, 2021 was $909 million and consisted of $510 million of 3.95% Senior Notes due 2028 (the “2028 Notes”), $349 million of 5.15% Senior Notes due 2029 (the “2029 Notes”) and $50 million of borrowings under the Term Loan Agreement. The Company was in compliance with all covenants at March 31, 2021.

For a full description of the Credit Agreement, the Term Loan Agreement, the Reimbursement Agreement, the 2028 Notes and the 2029 Notes, please see Note 8 of Notes to unaudited condensed consolidated financial statements.

We had $60.8 million of outstanding letters of credit at March 31, 2021, which were comprised of $60.7 million outstanding under the Reimbursement Agreement and $0.1 million outstanding under the Credit Agreement. We maintain these letters of credit primarily for the benefit of various insurance companies as collateral for retrospective premiums and retained losses which could become payable under terms of the underlying insurance contracts. These letters of credit expire annually at various times during the year and are typically renewed. As of March 31, 2021, no amounts had been drawn under the letters of credit.

Operating lease liabilities totaled $24.4 million at March 31, 2021. There have been no material changes to our contractual obligations table that was included in our 2020 Annual Report. See Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

See Note 9 of Notes to unaudited condensed consolidated financial statements for additional information on our current commitments and contingencies as of March 31, 2021.

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

During the three months ended March 31, 2021, our sources of cash flow included:

•	$8.6 million from operating activities, and
•	$2.7 million in proceeds from the disposal of property and equipment.

During the three months ended March 31, 2021, we used $3.8 million to pay dividends on our common stock and $18.5 million:

•	to make capital expenditures for the betterment and refurbishment of drilling and pressure pumping equipment and, to a much lesser extent, equipment for our other businesses,
•	to acquire and procure equipment to support our drilling, pressure pumping, directional drilling, oilfield rentals and manufacturing operations, and
•	to fund investments in oil and natural gas properties on a non-operating working interest basis.

We paid cash dividends during the three months ended March 31, 2021 as follows:

	Per Share	Total
		(in thousands)
Paid on March 18, 2021	$0.02	$3,754

On April 28, 2021, our Board of Directors approved a cash dividend on our common stock in the amount of $0.02 per share to be paid on June 17, 2021 to holders of record as of June 3, 2021. The amount and timing of all future dividend payments, if any, are subject to the discretion of the Board of Directors and will depend upon business conditions, results of operations, financial condition, terms of our debt agreements and other factors.

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

On September 6, 2013, our Board of Directors approved a stock buyback program that authorized purchases of up to $200 million of our common stock in open market or privately negotiated transactions. The authorized repurchases under this program were subsequently increased in July 2018 and February 2019, and on July 24, 2019, our Board of Directors approved another increase of the authorization under the stock buyback program to allow for $250 million of future share repurchases. All purchases executed to date have been through open market transactions. Purchases under the program are made at management’s discretion, at prevailing prices, subject to market conditions and other factors. Purchases may be made at any time without prior notice. There is no expiration date associated with the buyback program. As of March 31, 2021, we had remaining authorization to purchase approximately $130 million of our outstanding common stock under the stock buyback program. Shares of stock purchased under the buyback program are held as treasury shares.

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

	Three Months Ended
	March 31,
	2021	2020
	(in thousands)
Net loss	$(106,413)	$(434,722)
Income tax benefit	(20,970)	(70,170)
Net interest expense	9,870	10,567
Depreciation, depletion, amortization and impairment	152,882	186,797
Impairment of goodwill	—	395,060
Adjusted EBITDA	$35,369	$87,532

Critical Accounting Policies and Estimates

In addition to established accounting policies, our consolidated financial statements are impacted by certain estimates and assumptions made by management. A discussion of our critical accounting policies is included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.  There have been no material changes in these critical accounting policies and estimates.

Recently Issued Accounting Standards

See Note 1 to our unaudited condensed consolidated financial statements for a discussion of recently issued accounting standards.

Volatility of Oil and Natural Gas Prices and its Impact on Operations and Financial Condition

Our revenue, profitability and cash flows are highly dependent upon prevailing prices for oil and natural gas and expectations about future prices. For many years, oil and natural gas prices and markets have been extremely volatile. Prices are affected by many factors beyond our control. Oil prices remain extremely volatile, as the closing price of oil (WTI-Cushing) reached a first quarter 2020 high of $63.27 per barrel on January 6, 2020, declined to negative $36.98 per barrel on April 20, 2020, and recovered to reach a first quarter 2021 high of $66.08 per barrel on March 5, 2021. In response to the rapid decline in commodity prices, E&P companies acted swiftly to reduce drilling and completion activity starting late in the first quarter of 2020. While oil prices recovered from the lows experienced in the first half of 2020, our average number of rigs operating remains well below the number of our available rigs, and a significant portion of our pressure pumping horsepower remains stacked. Oil prices averaged $58.09 per barrel in the first quarter of 2021.

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

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

As of March 31, 2021, we had exposure to interest rate market risk associated with our borrowings under the Term Loan Agreement, and we would have had exposure to interest rate market risk associated with any borrowings that we had under the Credit Agreement and amounts owed under the Reimbursement Agreement.

Loans under the Term Loan Agreement bear interest by reference, at our election, to the LIBOR rate or base rate. The applicable margin on LIBOR rate loans varies from 1.00% to 1.375%, and the applicable margin on base rate loans varies from 0.00% to 0.375%, in each case determined based upon our credit rating. As of March 31, 2021, the applicable margin on LIBOR rate loans and base rate loans was 1.375% and 0.375%, respectively. As of March 31, 2021, we had $50 million in borrowings outstanding under the Term Loan Agreement at a LIBOR-based interest rate of 1.48%. A one percent increase in the interest rate on the borrowings outstanding under the Term Loan Agreement as of March 31, 2021 would increase our annual cash interest expense by $0.5 million.

Loans under the Credit Agreement bear interest by reference, at our election, to the LIBOR rate or base rate. The applicable margin on LIBOR rate loans varies from 1.00% to 2.00% and the applicable margin on base rate loans varies from 0.00% to 1.00%, in each case determined based on our credit rating. As of March 31, 2021, the applicable margin on LIBOR rate loans was 1.75% and the applicable margin on base rate loans was 0.75%. As of March 31, 2021, we had no borrowings outstanding under our revolving credit facility. The interest rate on borrowings outstanding under our revolving credit facility is variable and adjusts at each interest payment date based on our election of LIBOR or the base rate.

Under the Reimbursement Agreement, we will reimburse Scotiabank on demand for any amounts that Scotiabank has disbursed under any letters of credit. We are obligated to pay Scotiabank interest on all amounts not paid by us on the date of demand or when otherwise due at the LIBOR rate plus 2.25% per annum. As of March 31, 2021, no amounts had been disbursed under any letters of credit.

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

Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10‑Q. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of March 31, 2021.

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

None.

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

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page from our Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, has been formatted in Inline XBRL.

*	filed herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PATTERSON-UTI ENERGY, INC.

By:	/s/ C. Andrew Smith
C. Andrew Smith
Executive Vice President and
Chief Financial Officer
(Principal Financial and Accounting Officer and Duly Authorized Officer)

Date: May 4, 2021