Form 10-Q
period 2021-09-30
PATTERSON UTI ENERGY INC
filed 2021-11-02
CIK 889900

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

or

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

215,112,196 shares of common stock, $0.01 par value, as of October 28, 2021.

PATTERSON-UTI ENERGY, INC. AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION

ITEM 1. Financial Statements

The following unaudited condensed consolidated financial statements include all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented.

PATTERSON-UTI ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited, in thousands, except share data)

	September 30,	December 31,
	2021	2020
ASSETS
Current assets:
Cash and cash equivalents	$191,284	$224,915
Accounts receivable, net of allowance for credit losses of $9,993 and $10,842 at September 30, 2021 and December 31, 2020, respectively	263,186	160,214
Federal and state income taxes receivable	64	4,428
Inventory	34,924	33,085
Other	54,074	55,314
Total current assets	543,532	477,956
Property and equipment, net	2,424,725	2,761,041
Right of use asset	15,376	16,850
Intangible assets	21,052	30,087
Deposits on equipment purchases	1,782	1,716
Other	10,996	11,419
Total assets	$3,017,463	$3,299,069
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$165,779	$91,622
Accrued liabilities	167,128	175,004
Lease liability	5,942	7,096
Total current liabilities	338,849	273,722
Long-term lease liability	15,798	19,118
Long-term debt, net of debt discount and issuance costs of $6,651 and $7,271 at September 30, 2021 and December 31, 2020, respectively	902,104	901,484
Deferred tax liabilities, net	22,922	77,676
Other	12,145	11,010
Total liabilities	1,291,818	1,283,010
Commitments and contingencies (see Note 10)
Stockholders' equity:
Preferred stock, par value $0.01; authorized 1,000,000 shares, no shares issued	—	—
Common stock, par value $0.01; authorized 400,000,000 shares with 272,885,704 and 271,028,688 issued and 189,049,158 and 187,626,366 outstanding at September 30, 2021 and December 31, 2020, respectively	2,729	2,710
Additional paid-in capital	2,919,090	2,902,236
Retained earnings	167,860	472,014
Accumulated other comprehensive income	5,853	5,412
Treasury stock, at cost, 83,836,546 and 83,402,322 shares at September 30, 2021 and December 31, 2020, respectively	(1,369,887)	(1,366,313)
Total stockholders' equity	1,725,645	2,016,059
Total liabilities and stockholders' equity	$3,017,463	$3,299,069

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PATTERSON-UTI ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited, in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Operating revenues:
Contract drilling	$157,925	$115,054	$433,158	$553,552
Pressure pumping	152,634	71,973	340,464	256,613
Directional drilling	31,728	10,271	76,267	56,498
Other	15,598	9,843	40,699	36,785
Total operating revenues	357,885	207,141	890,588	903,448
Operating costs and expenses:
Contract drilling	111,537	59,117	291,049	309,664
Pressure pumping	134,726	63,721	313,556	234,844
Directional drilling	28,360	9,754	67,367	54,348
Other	10,444	8,665	31,079	33,775
Depreciation, depletion, amortization and impairment	141,065	157,319	437,984	517,201
Impairment of goodwill	—	—	—	395,060
Selling, general and administrative	22,063	22,355	68,176	76,692
Merger and integration expenses	918	—	2,066	—
Credit loss expense	—	—	—	5,606
Restructuring expenses	—	—	—	38,338
Other operating (income) expenses, net	(1,219)	776	(3,743)	5,980
Total operating costs and expenses	447,894	321,707	1,207,534	1,671,508
Operating loss	(90,009)	(114,566)	(316,946)	(768,060)

Other income (expense):
Interest income	37	238	196	1,229
Interest expense, net of amount capitalized	(10,683)	(11,288)	(31,396)	(33,496)
Other	14	512	840	682
Total other expense	(10,632)	(10,538)	(30,360)	(31,585)

Loss before income taxes	(100,641)	(125,104)	(347,306)	(799,645)

Income tax benefit	(17,643)	(12,993)	(54,586)	(102,480)

Net loss	$(82,998)	$(112,111)	$(292,720)	$(697,165)

Net loss per common share:
Basic	$(0.44)	$(0.60)	$(1.55)	$(3.70)
Diluted	$(0.44)	$(0.60)	$(1.55)	$(3.70)

Weighted average number of common shares outstanding:
Basic	188,965	187,280	188,355	188,193
Diluted	188,965	187,280	188,355	188,193
Cash dividends per common share	$0.02	$0.02	$0.06	$0.08

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PATTERSON-UTI ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(unaudited, in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Net loss	$(82,998)	$(112,111)	$(292,720)	$(697,165)
Other comprehensive income (loss), net of taxes of $0 for all periods:
Foreign currency translation adjustment	(232)	218	441	(473)
Total comprehensive loss	$(83,230)	$(111,893)	$(292,279)	$(697,638)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PATTERSON-UTI ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(unaudited, in thousands)

	Common Stock		Additional		Accumulated Other
	Number of		Paid-in	Retained	Comprehensive	Treasury
	Shares	Amount	Capital	Earnings	Income (Loss)	Stock	Total
Balance, December 31, 2020	271,029	$2,710	$2,902,236	$472,014	$5,412	$(1,366,313)	$2,016,059
Net loss	—	—	—	(106,413)	—	—	(106,413)
Foreign currency translation adjustment	—	—	—	—	418	—	418
Vesting of restricted stock units	163	2	(2)	—	—	—	—
Stock-based compensation	—	—	5,891	—	—	—	5,891
Payment of cash dividends ($0.02 per share)	—	—	—	(3,754)	—	—	(3,754)
Dividend equivalents	—	—	—	(55)	—	—	(55)
Balance, March 31, 2021	271,192	$2,712	$2,908,125	$361,792	$5,830	$(1,366,313)	$1,912,146
Net loss	—	—	—	(103,309)	—	—	(103,309)
Foreign currency translation adjustment	—	—	—	—	255	—	255
Vesting of restricted stock units	1,643	16	(16)	—	—	—	—
Stock-based compensation	—	—	5,934	—	—	—	5,934
Payment of cash dividends ($0.02 per share)	—	—	—	(3,769)	—	—	(3,769)
Dividend equivalents	—	—	—	(18)	—	—	(18)
Purchase of treasury stock	—	—	—	—	—	(3,522)	(3,522)
Balance, June 30, 2021	272,835	$2,728	$2,914,043	$254,696	$6,085	$(1,369,835)	$1,807,717
Net loss	—	—	—	(82,998)	—	—	(82,998)
Foreign currency translation adjustment	—	—	—	—	(232)	—	(232)
Vesting of restricted stock units	51	1	(1)	—	—	—	—
Stock-based compensation	—	—	5,048	—	—	—	5,048
Payment of cash dividends ($0.02 per share)	—	—	—	(3,780)	—	—	(3,780)
Dividend equivalents	—	—	—	(58)	—	—	(58)
Purchase of treasury stock	—	—	—	—	—	(52)	(52)
Balance, September 30, 2021	272,886	$2,729	$2,919,090	$167,860	$5,853	$(1,369,887)	$1,725,645

	Common Stock		Additional		Accumulated Other
	Number of		Paid-in	Retained	Comprehensive	Treasury
	Shares	Amount	Capital	Earnings	Income (Loss)	Stock	Total
Balance, December 31, 2019	269,372	$2,694	$2,875,680	$1,294,902	$5,478	$(1,345,134)	$2,833,620
Net loss	—	—	—	(434,722)	—	—	(434,722)
Foreign currency translation adjustment	—	—	—	—	(1,386)	—	(1,386)
Vesting of restricted stock units	151	1	(1)	—	—	—	—
Stock-based compensation	—	—	9,160	—	—	—	9,160
Payment of cash dividends ($0.04 per share)	—	—	—	(7,629)	—	—	(7,629)
Dividend equivalents	—	—	—	(125)	—	—	(125)
Purchase of treasury stock	—	—	—	—	—	(20,025)	(20,025)
Balance, March 31, 2020	269,523	$2,695	$2,884,839	$852,426	$4,092	$(1,365,159)	$2,378,893
Net loss	—	—	—	(150,332)	—	—	(150,332)
Foreign currency translation adjustment	—	—	—	—	695	—	695
Vesting of restricted stock units	1,046	11	(11)	—	—	—	—
Stock-based compensation	—	—	4,335	—	—	—	4,335
Payment of cash dividends ($0.02 per share)	—	—	—	(3,735)	—	—	(3,735)
Dividend equivalents	—	—	—	(73)	—	—	(73)
Purchase of treasury stock	—	—	—	—	—	(910)	(910)
Balance, June 30, 2020	270,569	$2,706	$2,889,163	$698,286	$4,787	$(1,366,069)	$2,228,873
Net loss	—	—	—	(112,111)	—	—	(112,111)
Foreign currency translation adjustment	—	—	—	—	218	—	218
Vesting of restricted stock units	292	2	(2)	—	—	—	—
Stock-based compensation	—	—	6,592	—	—	—	6,592
Payment of cash dividends ($0.02 per share)	—	—	—	(3,746)	—	—	(3,746)
Dividend equivalents	—	—	—	(69)	—	—	(69)
Purchase of treasury stock	—	—	—	—	—	(194)	(194)
Balance, September 30, 2020	$270,861	$2,708	$2,895,753	$582,360	$5,005	$(1,366,263)	$2,119,563

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PATTERSON-UTI ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Nine Months Ended
	September 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(292,720)	$(697,165)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, depletion, amortization and impairment	437,984	517,201
Impairment of goodwill	—	395,060
Dry holes and abandonments	177	1,256
Deferred income tax benefit	(54,754)	(100,212)
Stock-based compensation expense	16,873	20,087
Net gain on asset disposals	(5,595)	(3,357)
Net gain on insurance reimbursement	—	(4,172)
Writedown of capacity reservation contract	—	9,207
Credit loss expense	—	5,606
Restructuring expenses, non-cash	—	24,068
Amortization of debt discount and issuance costs	620	673
Changes in operating assets and liabilities:
Accounts receivable	(103,241)	202,733
Income taxes receivable/payable	4,378	1,285
Inventory and other assets	1,486	22,250
Accounts payable	59,357	(57,788)
Accrued liabilities	(8,009)	(44,607)
Other liabilities	(4,958)	(8,840)
Net cash provided by operating activities	51,598	283,285

Cash flows from investing activities:
Purchases of property and equipment	(90,837)	(135,043)
Proceeds from disposal of assets and insurance claims	20,558	17,792
Other	(345)	(121)
Net cash used in investing activities	(70,624)	(117,372)

Cash flows from financing activities:
Purchases of treasury stock	(3,574)	(21,129)
Dividends paid	(11,303)	(15,110)
Debt issuance costs	—	(145)
Net cash used in financing activities	(14,877)	(36,384)
Effect of foreign exchange rate changes on cash	272	27
Net increase (decrease) in cash and cash equivalents	(33,631)	129,556
Cash and cash equivalents at beginning of period	224,915	174,185
Cash and cash equivalents at end of period	$191,284	$303,741

Supplemental disclosure of cash flow information:
Net cash received (paid) during the period for:
Interest, net of capitalized interest of $117 in 2021 and $425 in 2020	$(31,031)	$(32,605)
Income taxes	4,196	3,550
Non-cash investing and financing activities:
Net increase (decrease) in payables for purchases of property and equipment	$14,801	$(38,312)
Net (increase) decrease in deposits on equipment purchases	(66)	3,338

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

The unaudited interim condensed consolidated financial statements have been prepared by us pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been omitted pursuant to such rules and regulations, although we believe the disclosures included either on the face of the financial statements or herein are sufficient to make the information presented not misleading. In the opinion of management, all recurring adjustments considered necessary for a fair statement of the information in conformity with U.S. GAAP have been included. The unaudited condensed consolidated balance sheet as of December 31, 2020, as presented herein, was derived from our audited consolidated balance sheet but does not include all disclosures required by U.S. GAAP. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020. The results of operations for the three and nine months ended September 30, 2021 are not necessarily indicative of the results to be expected for the full year.

The U.S. dollar is the functional currency for all of our operations except for our Canadian operations, which use the Canadian dollar as their functional currency. The effects of exchange rate changes are reflected in accumulated other comprehensive income, which is a separate component of stockholders’ equity.

Recently Adopted Accounting Standards — In June 2016, the FASB issued an accounting standards update on measurement of credit losses on financial instruments. The new guidance requires us to measure all expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions and reasonable and supportable forecasts. The new standard is effective for fiscal years beginning after December 15, 2019, including all interim periods within those years. We adopted ASU 2016-13 as of January 1, 2020. The adoption of this guidance and recognition of a loss allowance at an amount equal to expected credit losses for accounts receivable was not material and did not result in a transition adjustment to retained earnings. For more information regarding credit losses, see Note 3.

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

2. Acquisition

On October 1, 2021, we completed the acquisition of Pioneer Energy Services Corp. ("Pioneer"). Total consideration for the acquisition included the issuance of approximately 26.3 million shares of our common stock and payment of $30 million cash, which based on the closing price of $9.44 on October 1, 2021, valued the transaction at approximately $278 million, including the retirement of all Pioneer’s debt.

In connection with the closing, Pioneer’s senior notes were repaid with cash and a portion of the shares of Patterson-UTI common stock issued in the acquisition. Pioneer shareholders received 1.8692 shares of Patterson-UTI common stock for each share of Pioneer common stock.

Pioneer provided land-based contract drilling services and production services to a diverse group of oil and gas exploration and production companies in the United States and internationally in Colombia. Through the Pioneer acquisition, we acquired Pioneer’s 100% pad-capable drilling rig fleet, with 17 AC rigs in the United States and eight SCR rigs in Colombia, and production services assets consisting of 123 well servicing rigs and 72 wireline services units. We believe the acquisition of Pioneer enhances our position as a leading provider of contract drilling services in the United States and expands our geographic footprint into Latin America.

We are in the process of determining the fair values of the assets acquired and liabilities assumed, and the results of operations for these acquired businesses will be included in our consolidated results of operations beginning in the quarter ending December 31, 2021.

3. Credit Losses

ASC Topic 326 Current Expected Credit Losses (CECL)

On January 1, 2020, we adopted ASU 2016-13 Financial Instruments – Credit Losses (Topic 326) Measurement of Credit Losses on Financial Instruments, which introduces a new model to measure all expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions and reasonable and supportable forecasts. Our customers are primarily oil and natural gas exploration and production companies, which are collectively exposed to oil and natural gas commodity price risk. Our customers require services from us at various stages of the exploration and production process. Accordingly, we have aggregated our trade receivables by segment. Any customers that have experienced a deterioration in credit quality are removed from the pool and evaluated individually. We utilized an accounts receivable aging schedule and historical credit loss information to estimate expected credit losses. Due to the significant decline in crude oil prices during the quarter ended March 31, 2020 and its related impact to our customers, we increased our historical credit loss rates used to determine our March 31, 2020 allowance for credit losses in the first quarter of 2020. We continued to monitor and evaluate our expected credit losses using these increased credit loss rates for the three and nine months ended September 30, 2021.

The adoption of the new accounting standard did not have a material impact on our consolidated financial statements and did not result in a transition adjustment to retained earnings.

There was no credit loss expense during the three and nine months ended September 30, 2021.

4. Revenues

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

Accounts receivable balances were $259 million and $158 million as of September 30, 2021 and December 31, 2020, respectively. These balances do not include amounts related to our oil and gas working interests as those contracts are excluded from Topic 606. Accounts receivable balances are included in “Accounts receivable” in the condensed consolidated balance sheets.

We do not have any significant contract asset balances. Contract liabilities include prepayments received from customers prior to the requested services being completed. Once the services are complete and have been invoiced, the prepayment is applied against the customer’s account to offset the accounts receivable balance. Also included in contract liabilities are payments received from customers for the initial mobilization of newly constructed or upgraded rigs that were moved on location to the initial well site. These mobilization payments are allocated to the overall performance obligation and amortized over the initial term of the contract. During the nine months ended September 30, 2021, no such payments were amortized and recorded in drilling revenue. During the nine months ended September 30, 2020, approximately $0.1 million was amortized and recorded in drilling revenue.

Total contract liability balances were $0.9 million and $0.6 million as of September 30, 2021 and December 31, 2020, respectively. Contract liability balances are included in “Accounts payable” and “Accrued liabilities” in the condensed consolidated balance sheets.

Contract Costs

Costs incurred for newly constructed or rig upgrades based on a contract with a customer are considered capital improvements and are capitalized to drilling equipment and depreciated over the estimated useful life of the asset.

Recognition of Revenue from Performance Obligations Satisfied in a Prior Period

During the nine months ended September 30, 2021, we recorded revenue of $2.3 million associated with early termination revenue to which we were contractually entitled from one of our customers. While the performance obligations were satisfied during 2020, we did not record the related revenue due to our doubts about the customer’s ability and intent to pay substantially all of the consideration to which we were entitled in accordance with ASC Topic 606. Those doubts were resolved during the three months ended March 31, 2021, when collectability became probable from the counterparty in connection with its emergence from bankruptcy. In April 2021, we received consideration from the counterparty, which validated the accuracy and collectability of the revenue recorded in the first quarter of 2021.

5. Inventory

Inventory consisted of the following at September 30, 2021 and December 31, 2020 (in thousands):

	September 30, 2021	December 31, 2020
Finished goods	$566	$600
Work-in-process	943	802
Raw materials and supplies	33,415	31,683
Inventory	$34,924	$33,085

6. Property and Equipment

Property and equipment consisted of the following at September 30, 2021 and December 31, 2020 (in thousands):

	September 30, 2021	December 31, 2020
Equipment	$7,559,061	$7,647,451
Oil and natural gas properties	229,224	222,738
Buildings	182,113	193,503
Land	24,562	25,781
Total property and equipment	7,994,960	8,089,473
Less accumulated depreciation, depletion and impairment	(5,570,235)	(5,328,432)
Property and equipment, net	$2,424,725	$2,761,041

On a periodic basis, we evaluate our fleet of drilling rigs for marketability based on the condition of inactive rigs, expenditures that would be necessary to bring them to working condition and the expected demand for drilling services by rig type. The components comprising rigs that will no longer be marketed are evaluated, and those components with continuing utility to our other marketed rigs are transferred to other rigs or to our yards to be used as spare equipment. The remaining components of these rigs are retired. We had no impairment related to the marketability or condition of our drilling rigs during the three and nine months ended September 30, 2021.

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

7. Goodwill and Intangible Assets

Goodwill — As a result of a triggering event in the first quarter of 2020, we fully impaired our remaining goodwill balance, and as a result, we had no goodwill balance as of September 30, 2021. At times when we have a goodwill balance, we are required to evaluate goodwill at least annually as of December 31, or when circumstances require, to determine if the fair value of recorded goodwill has decreased below its carrying value. For impairment testing purposes, goodwill is evaluated at the reporting unit level. Our reporting units for impairment testing are our operating segments. We determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value after considering qualitative, market and other factors, and if this is the case, any necessary goodwill impairment is determined using a quantitative impairment test. From time to time, we may perform quantitative testing for goodwill impairment in lieu of performing the qualitative assessment. If the resulting fair value of goodwill is less than the carrying value of goodwill, an impairment loss would be recognized for the amount of the shortfall.

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

Intangible Assets — The following table presents the gross carrying amount and accumulated amortization of our intangible assets as of September 30, 2021 and December 31, 2020 (in thousands):

	September 30, 2021			December 31, 2020
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Customer relationships	$1,800	$(750)	$1,050	$28,000	$(26,757)	$1,243
Developed technology	55,772	(36,613)	19,159	55,772	(27,515)	28,257
Internal use software	1,251	(408)	843	906	(319)	587
	$58,823	$(37,771)	$21,052	$84,678	$(54,591)	$30,087

Amortization expense on intangible assets of approximately $3.1 million and $5.3 million was recorded in the three months ended September 30, 2021 and 2020, respectively. Amortization expense on intangible assets of approximately $9.4 million and $15.9 million was recorded in the nine months ended September 30, 2021 and 2020, respectively.

8. Accrued Liabilities

Accrued liabilities consisted of the following at September 30, 2021 and December 31, 2020 (in thousands):

	September 30, 2021	December 31, 2020
Salaries, wages, payroll taxes and benefits	$38,046	$37,627
Workers' compensation liability	62,428	70,847
Property, sales, use and other taxes	19,572	10,666
Insurance, other than workers' compensation	7,686	8,462
Accrued interest payable	10,101	11,325
Accrued restructuring expenses	7,884	14,310
Other	21,411	21,767
Accrued liabilities	$167,128	$175,004

9. Long-Term Debt

Long-term debt consisted of the following at September 30, 2021 and December 31, 2020 (in thousands):

	September 30, 2021	December 31, 2020
Term Loan Agreement (Maturing June 2022) (1)	$50,000	$50,000
3.95% Senior Notes	509,505	509,505
5.15% Senior Notes	349,250	349,250
	908,755	908,755
Less deferred financing costs and discounts	(6,651)	(7,271)
Total	$902,104	$901,484

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

The Term Loan Agreement is a committed senior unsecured term loan facility that permitted a single borrowing of up to $150 million initially, which we drew in full on September 23, 2019. Subject to customary conditions, we may request that the lenders’ aggregate commitments be increased by up to $75 million, not to exceed total commitments of $225 million. We repaid $50 million of the borrowings under the Term Loan Agreement on December 16, 2019, and an additional $50 million on December 24, 2020. As of September 30, 2021, we had $50 million in borrowings remaining outstanding under the Term Loan Agreement at a LIBOR-based interest rate of 1.46%. The maturity date under the Term Loan Agreement is June 10, 2022. The borrowings outstanding under the Term Loan Agreement maturing in June 2022 are classified as long-term because we have the ability and intent to repay these obligations utilizing our revolving credit facility. Our revolving credit facility matures in two increments in 2024 and 2025.

Loans under the Term Loan Agreement bear interest by reference, at our election, to the LIBOR rate or base rate. The applicable margin on LIBOR rate loans varies from 1.00% to 1.375%, and the applicable margin on base rate loans varies from 0.00% to 0.375%, in each case determined based upon our credit rating. As of September 30, 2021, the applicable margin on LIBOR rate loans and base rate loans was 1.375% and 0.375%, respectively.

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

The Term Loan Agreement requires mandatory prepayment in an amount equal to 100% of the net cash proceeds from the issuance of new senior indebtedness (other than certain permitted indebtedness) if our credit rating is below investment grade at both Moody’s and S&P. Our credit rating is currently investment grade at one of the two ratings agencies. The Term Loan Agreement also requires that our total debt to capitalization ratio, expressed as a percentage, not exceed 50%. The Term Loan Agreement generally defines the total debt to capitalization ratio as the ratio of (a) total borrowed money indebtedness to (b) the sum of such indebtedness plus consolidated net worth, with consolidated net worth determined as of the end of the most recently ended fiscal quarter. We were in compliance with these covenants at September 30, 2021.

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

Loans under the Credit Agreement bear interest by reference, at our election, to the LIBOR rate or base rate. The applicable margin on LIBOR rate loans varies from 1.00% to 2.00% and the applicable margin on base rate loans varies from 0.00% to 1.00%, in each case determined based upon our credit rating. As of September 30, 2021, the applicable margin on LIBOR rate loans was 1.75% and the applicable margin on base rate loans was 0.75%. A letter of credit fee is payable by us equal to the applicable margin for LIBOR rate loans times the daily amount available to be drawn under outstanding letters of credit. The commitment fee rate payable to the lenders varies from 0.10% to 0.30% based on our credit rating.

None of our subsidiaries are currently required to be a guarantor under the Credit Agreement. However, if any subsidiary guarantees or incurs debt in excess of the Priority Debt Basket (as defined in the Credit Agreement), such subsidiary is required to become a guarantor under the Credit Agreement.

The Credit Agreement contains representations, warranties, affirmative and negative covenants and events of default and associated remedies that we believe are customary for agreements of this nature, including certain restrictions on our ability and the ability of each of our subsidiaries to incur debt and grant liens. If our credit rating is below investment grade at both Moody’s and S&P, we will become subject to a restricted payment covenant, which would require us to have a Pro Forma Debt Service Coverage Ratio (as defined in the Credit Agreement) greater than or equal to 1.50 to 1.00 immediately before and immediately after making any restricted payment. Restricted payments include, among other things, dividend payments, repurchases of our common stock, distributions to holders of our common stock or any other payment or other distribution to third parties on account of our or our subsidiaries’ equity interests. Our credit rating is currently investment grade at one of the two ratings agencies. The Credit Agreement also requires that our total debt to capitalization ratio, expressed as a percentage, not exceed 50%. The Credit Agreement generally defines the total debt to capitalization ratio as the ratio of (a) total borrowed money indebtedness to (b) the sum of such indebtedness plus consolidated net worth, with consolidated net worth determined as of the end of the most recently ended fiscal quarter. We were in compliance with these covenants at September 30, 2021.

As of September 30, 2021, we had no borrowings outstanding under our revolving credit facility. We had $0.1 million in letters of credit outstanding under the Credit Agreement at September 30, 2021 and, as a result, had available borrowing capacity of approximately $600 million at that date.

2015 Reimbursement Agreement — On March 16, 2015, we entered into a Reimbursement Agreement (the “Reimbursement Agreement”) with The Bank of Nova Scotia (“Scotiabank”), pursuant to which we may from time to time request that Scotiabank issue an unspecified amount of letters of credit. As of September 30, 2021, we had $63.6 million in letters of credit outstanding under the Reimbursement Agreement.

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

Interest expense related to the amortization of debt issuance costs was approximately $0.3 million for the three months ended September 30, 2021 and 2020, respectively, and $0.8 million for the nine months ended September 30, 2021 and 2020, respectively.

Presented below is a schedule of the principal repayment requirements of long-term debt as of September 30, 2021 (in thousands):

Year ending December 31,
2021	$—
2022	50,000
2023	—
2024	—
2025	—
Thereafter	858,755
Total	$908,755

10. Commitments and Contingencies

As of September 30, 2021, we maintained letters of credit in the aggregate amount of $63.7 million primarily for the benefit of various insurance companies as collateral for retrospective premiums and retained losses which could become payable under the terms of the underlying insurance contracts. These letters of credit expire annually at various times during the year and are typically renewed. As of September 30, 2021, no amounts had been drawn under the letters of credit.

As of September 30, 2021, we had commitments to purchase major equipment totaling approximately $58.3 million for our drilling, pressure pumping, directional drilling and oilfield rentals businesses.

Our pressure pumping business has entered into agreements to purchase minimum quantities of proppants and chemicals from certain vendors. The agreements expire in years 2021 and 2022. As of September 30, 2021, the remaining minimum obligation under these agreements was approximately $9.0 million, of which approximately $7.3 million and $1.7 million relate to the remainder of 2021 and 2022, respectively.

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

On October 27, 2021, our Board of Directors approved a cash dividend on our common stock in the amount of $0.02 per share to be paid on December 16, 2021 to holders of record as of December 2, 2021. The amount and timing of all future dividend payments, if any, are subject to the discretion of the Board of Directors and will depend upon business conditions, results of operations, financial condition, terms of our debt agreements and other factors.

Share Repurchase and Acquisitions — On September 6, 2013, our Board of Directors approved a stock buyback program that authorized purchases of up to $200 million of our common stock in open market or privately negotiated transactions. The authorized repurchases under this program were subsequently increased in July 2018 and February 2019, and on July 24, 2019, our Board of Directors approved another increase of the authorization under the stock buyback program to allow for $250 million of future share repurchases. All purchases executed to date have been through open market transactions. Purchases under the program are made at management’s discretion, at prevailing prices, subject to market conditions and other factors. Purchases may be made at any time without prior notice. There is no expiration date associated with the buyback program. As of September 30, 2021, we had remaining authorization to purchase approximately $130 million of our outstanding common stock under the stock buyback program. Shares of stock purchased under the buyback program are held as treasury shares.

Treasury stock acquisitions during the nine months ended September 30, 2021 were as follows (dollars in thousands):

	Shares	Cost
Treasury shares at beginning of period	83,402,322	$1,366,313
Acquisitions pursuant to long-term incentive plan	434,224	3,574
Treasury shares at end of period	83,836,546	$1,369,887

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

Stock Options — We estimate the grant date fair values of stock options using the Black-Scholes-Merton valuation model. Volatility assumptions are based on the historic volatility of our common stock over the most recent period equal to the expected term of the options as of the date such options are granted. The expected term assumptions are based on our experience with respect to employee stock option activity. Dividend yield assumptions are based on the expected dividends at the time the options are granted. The risk-free interest rate assumptions are determined by reference to United States Treasury yields. No options were granted during the nine months ended September 30, 2021 or 2020.

Stock option activity from January 1, 2021 to September 30, 2021 follows:

		Weighted
		Average
	Underlying	Exercise Price
	Shares	Per Share
Outstanding at January 1, 2021	4,026,150	$21.63
Exercised	—	$—
Expired	(276,000)	$31.20
Outstanding at September 30, 2021	3,750,150	$20.92
Exercisable at September 30, 2021	3,750,150	$20.92

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

Restricted stock unit activity from January 1, 2021 to September 30, 2021 follows:

			Weighted
			Average Grant
	Time	Performance	Date Fair Value
	Based	Based	Per Share
Non-vested restricted stock units outstanding at January 1, 2021	2,741,548	359,315	$9.52
Granted	1,797,875	—	$8.32
Vested	(1,235,616)	—	$10.44
Forfeited	(109,399)	—	$10.88
Non-vested restricted stock units outstanding at September 30, 2021	3,194,408	359,315	$8.55

As of September 30, 2021, we had unrecognized compensation cost related to our unvested restricted stock units totaling $20.9 million. The weighted-average remaining vesting period for these unvested restricted stock units was 1.84 years.

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

These fair value amounts are charged to expense on a straight-line basis over the performance period. Compensation expense associated with the Performance Units is shown below (in thousands):

	2021	2020	2019	2018	2017
	Performance	Performance	Performance	Performance	Performance
	Unit Awards	Unit Awards	Unit Awards	Unit Awards	Unit Awards
Three months ended September 30, 2021	$602	$69	$830	NA	NA
Three months ended September 30, 2020	NA	$69	$830	$667	NA
Nine months ended September 30, 2021	$1,204	$206	$2,489	$667	NA
Nine months ended September 30, 2020	NA	$138	$2,489	$2,001	$642

As of September 30, 2021, we had unrecognized compensation cost related to our unvested Performance Units totaling $8.1 million. The weighted-average remaining vesting period for these unvested Performance Units was 1.70 years.

Phantom Units — In May 2020, the Compensation Committee approved a grant of long-term performance-based phantom units to our Chief Executive Officer and President, William A. Hendricks, Jr (the “Phantom Units”). The Phantom Units were granted outside of the 2014 Plan. Pursuant to this phantom unit grant, Mr. Hendricks may earn from 0% to 200% of a target award of 298,500 phantom units based on our achievement of the same performance conditions over the same Performance Period that applies to the Performance Units granted in April 2020, as described above. Earned Phantom Units, if any, will be settled in 2023, following completion of the three-year Performance Period, in a cash payment equal to the number of earned phantom units multiplied by our average trading price per share over the twenty consecutive trading days ending March 31, 2023. Because the Phantom Units are cash-settled awards, they are accounted for as a liability classified award. The grant date fair value of the Phantom Units was $1.2 million. Compensation expense is recognized on a straight-line basis over the performance period, with the amount recognized fluctuating as a result of the Phantom Units being remeasured to fair value at the end of each reporting period due to their liability-award classification. We recognized a $0.2 million decrease to compensation expense associated with the Phantom Units during the three months ended September 30, 2021 due to a decrease in fair value for the period, and minimal expense during the three months ended September 30, 2020. We recognized $1.3 million and $0.2 million for the nine months ended September 30, 2021 and 2020, respectively.

13. Income Taxes

Our effective income tax rate fluctuates from the U.S. statutory tax rate based on, among other factors, changes in pretax income in jurisdictions with varying statutory tax rates, the impact of U.S. state and local taxes, the realizability of deferred tax assets and other differences related to the recognition of income and expense between U.S. GAAP and tax accounting.

Our effective income tax rate for the three months ended September 30, 2021 was 17.5%, compared with 10.4% for the three months ended September 30, 2020. The higher effective income tax rate for the three months ended September 30, 2021 was primarily attributable to the non-deductible portion of the goodwill impairment included in the 2020 estimated annual effective tax rate. This was partially offset by the valuation allowance included in the 2021 estimated annual effective tax rate.

Our effective income tax rate for the nine months ended September 30, 2021 was 15.7%, compared with 12.8% for the nine months ended September 30, 2020. The higher effective income tax rate for the nine months ended September 30, 2021 was primarily attributable to the non-deductible portion of the goodwill impairment included in the 2020 estimated annual effective tax rate. This was partially offset by the valuation allowance included in the 2021 estimated annual effective tax rate, and also state rate changes enacted during 2021.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized, and when necessary valuation allowances are provided. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. We assess the realizability of our deferred tax assets quarterly and consider carryback availability, the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. In the third quarter of 2021, the effective tax rate takes into consideration the estimated valuation allowance based on forecasted 2021 income.

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

14. Earnings Per Share

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

The following table presents information necessary to calculate net loss per share for the three and nine months ended September 30, 2021 and 2020 as well as potentially dilutive securities excluded from the weighted average number of diluted common shares outstanding because their inclusion would have been anti-dilutive (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
BASIC EPS:
Net loss attributed to common stockholders	(82,998)	$(112,111)	(292,720)	$(697,165)
Weighted average number of common shares outstanding, excluding non-vested shares of restricted stock	188,965	187,280	188,355	188,193
Basic net loss per common share	$(0.44)	$(0.60)	$(1.55)	$(3.70)
DILUTED EPS:
Net loss attributed to common stockholders	(82,998)	$(112,111)	(292,720)	$(697,165)
Weighted average number of common shares outstanding, excluding non-vested shares of restricted stock	188,965	187,280	188,355	188,193
Add dilutive effect of potential common shares	—	—	—	—
Weighted average number of diluted common shares outstanding	188,965	187,280	188,355	188,193
Diluted net loss per common share	$(0.44)	$(0.60)	$(1.55)	$(3.70)
Potentially dilutive securities excluded as anti-dilutive	9,334	8,490	9,334	8,490

15. Business Segments

At September 30, 2021, we had three reportable business segments: (i) contract drilling of oil and natural gas wells, (ii) pressure pumping services and (iii) directional drilling services. Each of these segments represents a distinct type of business and has a separate management team that reports to our chief operating decision maker. The results of operations in these segments are regularly reviewed by the chief operating decision maker for purposes of determining resource allocation and assessing performance.

The following tables summarize selected financial information relating to our business segments (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Revenues:
Contract drilling	$158,154	$115,105	$434,080	$554,421
Pressure pumping	152,634	71,973	340,464	256,613
Directional drilling	31,728	10,271	76,267	56,498
Other operations (1)	20,744	11,756	53,561	46,061
Elimination of intercompany revenues - Contract drilling (2)	(229)	(51)	(922)	(869)
Elimination of intercompany revenues - Other operations (2)	(5,146)	(1,913)	(12,862)	(9,276)
Total revenues	$357,885	$207,141	$890,588	$903,448

Income (loss) before income taxes:
Contract drilling	$(51,830)	$(47,214)	$(158,680)	$(481,974)
Pressure pumping	(13,774)	(30,856)	(77,434)	(134,896)
Directional drilling	(4,581)	(9,912)	(14,614)	(34,892)
Other operations	(1,335)	(6,421)	(9,178)	(35,547)
Corporate	(18,489)	(20,163)	(57,040)	(75,145)
Credit loss expense	—	—	—	(5,606)
Interest income	37	238	196	1,229
Interest expense	(10,683)	(11,288)	(31,396)	(33,496)
Other	14	512	840	682
Loss before income taxes	$(100,641)	$(125,104)	$(347,306)	$(799,645)

Depreciation, depletion, amortization and impairment:
Contract drilling	$97,160	$102,275	$297,426	$328,843
Pressure pumping	29,838	37,104	98,963	118,586
Directional drilling	6,772	9,600	19,863	29,698
Other operations	5,866	6,852	17,309	35,087
Corporate	1,429	1,488	4,423	4,987
Total depreciation, depletion, amortization and impairment	$141,065	$157,319	$437,984	$517,201

Capital expenditures:
Contract drilling	$21,239	$9,502	$56,708	$101,448
Pressure pumping	6,468	1,653	19,457	17,880
Directional drilling	3,290	510	4,613	4,562
Other operations	2,833	1,704	9,006	9,776
Corporate	434	73	1,053	1,377
Total capital expenditures	$34,264	$13,442	$90,837	$135,043

	September 30, 2021	December 31, 2020
Identifiable assets:
Contract drilling	$2,099,859	$2,315,318
Pressure pumping	474,013	486,702
Directional drilling	105,368	107,807
Other operations	85,713	88,676
Corporate (3)	252,510	300,566
Total assets	$3,017,463	$3,299,069

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

The estimated fair value of our outstanding debt balances as of September 30, 2021 and December 31, 2020 is set forth below (in thousands):

	September 30, 2021		December 31, 2020
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Term Loan Agreement	$50,000	$50,000	$50,000	$50,000
3.95% Senior Notes	509,505	513,367	509,505	471,019
5.15% Senior Notes	349,250	360,443	349,250	319,560
Total debt	$908,755	$923,810	$908,755	$840,579

The fair values of the 3.95% Senior Notes at September 30, 2021 and December 31, 2020 are based on discounted cash flows associated with the notes using the 3.81% market rate of interest at September 30, 2021 and the 5.24% market rate of interest at December 31, 2020. The fair values of the 5.15% Senior Notes at September 30, 2021 and December 31, 2020 are based on discounted cash flows associated with the notes using the 4.67% market rate of interest at September 30, 2021 and the 6.42% market rate of interest at December 31, 2020. The fair value estimates of the 3.95% Senior Notes and the 5.15% Senior Notes are considered Level 1 fair value estimates in the fair value hierarchy of fair value accounting. The carrying values of the balance outstanding at September 30, 2021 under the Term Loan Agreement approximated its fair value as the instrument has a floating interest rate.

17. Restructuring Expenses

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

Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to have been correct. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from actual future results expressed or implied by the forward-looking statements. These risks and uncertainties relate to:

•
the ultimate timing, outcome and results of integrating the operations of Pioneer Energy Services Corp. (“Pioneer”) into our Company, including the risk that Pioneer’s businesses may not be integrated successfully;
•
the effects of the acquisition on us, including our future financial condition, results of operations, strategy and plans;
•
potential adverse reactions or changes to business or employee relationships resulting from the closing of the transaction;
•
the failure to realize expected synergies and other benefits from the transaction in the timeframe expected or at all;
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

Oil prices remain extremely volatile, as the closing price of oil (WTI-Cushing) reached a first quarter 2020 high of $63.27 per barrel on January 6, 2020, declined to negative $36.98 per barrel on April 20, 2020, and recovered to reach a third quarter 2021 high of $75.54 per barrel on September 27, 2021. In response to the rapid decline in commodity prices, E&P companies acted swiftly to reduce drilling and completion activity starting late in the first quarter of 2020. While oil prices and demand for our services have recovered in 2021, our average number of rigs operating remains well below the number of our available rigs, and a significant portion of our pressure pumping horsepower remains stacked. Oil prices averaged $70.58 per barrel in the third quarter of 2021.

Our average active rig count for the third quarter of 2021 was 80 rigs. This was an increase from our average active rig count for the second quarter of 2021 of 73. We expect our operating rig count for the fourth quarter, including 13 rigs from Pioneer Energy Services Corp. (“Pioneer”), to average approximately 106 rigs in the United States. Based on contracts currently in place, we expect an average of 53 rigs operating under term contracts (contracts with a duration of six months or more) during the fourth quarter of 2021 and an average of 35 rigs operating under term contracts during the twelve months ending September 30, 2022.

We ended the third quarter with ten active pressure pumping spreads compared to nine at the end of the second quarter. Our average active spread count was approximately nine spreads and effective utilization was close to ten spreads for the third quarter. We calculated average active spreads as the average number of spreads that were crewed and actively marketed during the period, and we calculated effective utilization as total pumping days during the quarter divided by 75 days, which we consider full effective utilization for a spread for the period. We expect to average approximately ten active spreads in the fourth quarter. The pressure pumping market has improved but remains oversupplied.

Due to improving activity levels and increasing tightness in the overall labor market, we are beginning to see general oilfield cost inflation across our segments, including increases in the cost of labor, services and supplies. This inflation, combined with the increasing challenge of attracting employees to the industry, is increasing the complexity of reactivating equipment. We believe this challenge, combined with the increasing market tightness for premium drilling and completion services, will support higher pricing going forward. During 2021, we increased our 2021 capital expenditure forecast to approximately $170 million based on conversations with customers about increasing activity levels into 2022.

During the second quarter of 2020, we implemented a restructuring plan to improve operating margins, achieve operational efficiencies and reduce indirect support costs. The restructuring included workforce reductions, changes to management structure and facility consolidations and closures.

On October 1, 2021, we completed the acquisition of Pioneer. Total consideration for the acquisition included the issuance of approximately 26.3 million shares of our common stock and payment of $30 million cash, which based on the closing price of $9.44 on October 1, 2021, valued the transaction at approximately $278 million, including the retirement of all Pioneer’s debt.

In connection with the closing, Pioneer’s senior notes were repaid with cash and a portion of the shares of Patterson-UTI common stock issued in the acquisition. Pioneer shareholders received 1.8692 shares of Patterson-UTI common stock for each share of Pioneer common stock.

Pioneer provided land-based contract drilling services and production services to a diverse group of oil and gas exploration and production companies in the United States and internationally in Colombia. Through the Pioneer acquisition, we acquired Pioneer’s 100% pad-capable drilling rig fleet, with 17 AC rigs in the United States and eight SCR rigs in Colombia, and production services assets consisting of 123 well servicing rigs and 72 wireline services units. We believe the acquisition of Pioneer enhances our position as a leading provider of contract drilling services in the United States and expands our geographic footprint into Latin America.

We are in the process of determining the fair values of the assets acquired and liabilities assumed, and the results of operations for these acquired businesses will be included in our consolidated results of operations beginning in the quarter ending December 31, 2021.

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

The North American oil and natural gas services industry is cyclical and at times experiences downturns in demand. During these periods, there has been substantially more oil and natural gas service equipment available than necessary to meet demand. As a result, oil and natural gas service contractors have had difficulty sustaining profit margins and, at times, have incurred losses during the downturn periods. While the market for premium equipment has tightened, there remains an excess supply of drilling rigs, pressure pumping equipment and directional drilling equipment. We cannot predict either the future level of demand for our oil and natural gas services or future conditions in the oil and natural gas service businesses.

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

For the three and nine months ended September 30, 2021 and 2020, our operating revenues consisted of the following (dollars in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2021		2020		2021		2020
Contract drilling	$157,925	44.1%	$115,054	55.5%	$433,158	48.6%	$553,552	61.3%
Pressure pumping	152,634	42.6%	71,973	34.7%	340,464	38.2%	256,613	28.4%
Directional drilling	31,728	8.9%	10,271	5.0%	76,267	8.6%	56,498	6.3%
Other operations	15,598	4.4%	9,843	4.8%	40,699	4.6%	36,785	4.0%
	$357,885	100.0%	$207,141	100.0%	$890,588	100.0%	$903,448	100.0%

Contract Drilling

We have addressed our customers’ needs for drilling horizontal wells in shale and other unconventional resource plays by improving the capabilities of our drilling fleet during the last several years. The U.S. land rig industry refers to certain high specification rigs as “super-spec” rigs. We consider a super-spec rig to be a 1,500 horsepower, AC powered rig that has at least a 750,000 pound hookload, a 7,500-psi circulating system, and is pad capable. As of September 30, 2021, our rig fleet included 198 APEX® rigs, of which 150 were super-spec rigs. Subsequent to the completion of the Pioneer acquisition on October 1, 2021, our rig fleet included 215 APEX® rigs, of which 166 are super-spec rigs.

We maintain a backlog of commitments for contract drilling services under term contracts, which we define as contracts with a duration of six months or more. Our contract drilling backlog as of September 30, 2021 was approximately $286 million. Approximately 31% of the total contract drilling backlog at September 30, 2021 is reasonably expected to remain at September 30, 2022. We generally calculate our backlog by multiplying the dayrate under our term drilling contracts by the number of days remaining under the contract. The calculation does not include any revenues related to fees for other services such as for mobilization, other than initial mobilization, demobilization and customer reimbursables, nor does it include potential reductions in rates for unscheduled standby or during periods in which the rig is moving or incurring maintenance and repair time in excess of what is permitted under the drilling contract. For contracts that contain variable dayrate pricing, our backlog calculation uses the dayrate in effect for periods where the dayrate is fixed, and, for periods that remain subject to variable pricing, uses the commodity price in effect at September 30, 2021. In addition, our term drilling contracts are generally subject to termination by the customer on short notice and provide for an early termination payment to us in the event that the contract is terminated by the customer. For contracts on which we have received notice for the rig to be placed on standby, our backlog calculation uses the standby rate for the period over which we expect to receive the standby rate. For contracts on which we have received an early termination notice, our backlog calculation includes the early termination rate, instead of the dayrate, for the period over which we expect to receive the lower rate. Please see “Our Current Backlog of Contract Drilling Revenue May Decline and May Not Ultimately Be Realized, as Fixed-Term Contracts May in Certain Instances Be Terminated Without an Early Termination Payment” included in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

Pressure Pumping

As of September 30, 2021, we had approximately 1.4 million horsepower in our pressure pumping fleet. The pressure pumping market has improved but remains oversupplied. In response to oversupplied market conditions, we implemented changes during the second quarter of 2020 that were intended to further streamline our operations, improve our efficiencies, and reduce our overall cost structure, while maintaining our customer service levels.

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

For the three and nine months ended September 30, 2021 and 2020, our operating losses consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Contract drilling	$(51,830)	$(47,214)	$(158,680)	$(481,974)
Pressure pumping	(13,774)	(30,856)	(77,434)	(134,896)
Directional drilling	(4,581)	(9,912)	(14,614)	(34,892)
Other operations	(1,335)	(6,421)	(9,178)	(35,547)
Corporate	(18,489)	(20,163)	(57,040)	(80,751)
	$(90,009)	$(114,566)	$(316,946)	$(768,060)

Additional discussion of our operating revenues and operating loss follows in the “Results of Operations” section.

Our consolidated net loss for the third quarter of 2021 was $83.0 million compared to a net loss of $112 million for the third quarter of 2020.

Results of Operations

The following tables summarize results of operations by business segment for the three months ended September 30, 2021 and 2020:

Contract Drilling	2021	2020	% Change
	(dollars in thousands)
Revenues	$157,925	$115,054	37.3%
Direct operating costs	111,537	59,117	88.7%
Margin (1)	46,388	55,937	(17.1)%
Other operating expenses (income), net	(28)	—	NA
Selling, general and administrative	1,086	876	24.0%
Depreciation, amortization and impairment	97,160	102,275	(5.0)%
Operating loss	$(51,830)	$(47,214)	9.8%
Operating days (2)	7,361	5,499	33.9%
Average revenue per operating day	$21.45	$20.92	2.5%
Average direct operating costs per operating day	$15.15	$10.75	40.9%
Average margin per operating day (1)	$6.30	$10.17	(38.0)%
Average rigs operating	80	60	33.9%
Capital expenditures	$21,239	$9,502	123.5%

(1)
Margin is defined as revenues less direct operating costs and excludes depreciation, amortization and impairment, other operating expenses (income), net and selling, general and administrative expenses. Average margin per operating day is defined as margin divided by operating days.
(2)
A rig is considered to be operating if it is earning revenue pursuant to a contract on a given day.

Total revenues increased primarily due to an increase in operating days.

Direct operating costs increased due to more operating days and higher operating costs. Direct operating costs per operating day increased primarily due to a lower portion of our rigs being on standby, increased reactivation costs and inflationary cost pressure in the third quarter of 2021. Rigs on standby have very little associated cost.

Depreciation, amortization and impairment expense decreased due to lower cumulative capital expenditures in recent years, which reduced our depreciable asset base as depreciation, amortization and impairment outpaced capital expenditures between the periods.

The increase in capital expenditures was primarily due to upgrading of certain rig components and higher maintenance capital expenditures.

Pressure Pumping	2021	2020	% Change
	(dollars in thousands)
Revenues	$152,634	$71,973	112.1%
Direct operating costs	134,726	63,721	111.4%
Margin (1)	17,908	8,252	117.0%
Selling, general and administrative	1,844	2,004	(8.0)%
Depreciation, amortization and impairment	29,838	37,104	(19.6)%
Operating loss	$(13,774)	$(30,856)	(55.4)%
Average active spreads (2)	9	4	125.0%
Effective utilization (3)	10.1	5.1	98.0%
Fracturing jobs	116	69	68.1%
Other jobs	185	180	2.8%
Total jobs	301	249	20.9%
Average revenue per fracturing job	$1,265.98	$960.70	31.8%
Average revenue per other job	$31.24	$31.58	(1.1)%
Average revenue per total job	$507.09	$289.05	75.4%
Average direct operating costs per total job	$447.59	$255.91	74.9%
Average margin per total job (1)	$59.50	$33.14	79.5%
Margin as a percentage of revenues (1)	11.7%	11.5%	2.3%
Capital expenditures	$6,468	$1,653	291.3%

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

Our average revenue per total job increased due to improved pricing and a mix of activity weighted toward higher revenue fracturing jobs. Average direct operating costs per total job increased also as a result of the significant increase in fracturing jobs.

Depreciation, amortization and impairment expense decreased due to lower cumulative capital expenditures in recent years, which reduced our depreciable asset base as depreciation, amortization and impairment outpaced capital expenditures between the periods.

The increase in capital expenditures was primarily due to the increase in maintenance capital commensurate with higher activity in the third quarter of 2021.

Directional Drilling	2021	2020	% Change
	(dollars in thousands)
Revenues	$31,728	$10,271	208.9%
Direct operating costs	28,360	9,754	190.8%
Margin (1)	3,368	517	551.5%
Selling, general and administrative	1,177	829	42.0%
Depreciation and amortization	6,772	9,600	(29.5)%
Operating loss	$(4,581)	$(9,912)	(53.8)%
Capital expenditures	$3,290	$510	545.1%

(1)
Margin is defined as revenues less direct operating costs and excludes depreciation and amortization and selling, general and administrative expenses.

Directional drilling revenue and direct operating costs increased primarily due to increased job activity. We averaged 35 jobs per day in the third quarter of 2021 as compared to 11 jobs per day in the third quarter of 2020.

Depreciation and amortization expense decreased due to lower cumulative capital expenditures in recent years, which reduced our depreciable asset base as depreciation and amortization outpaced capital expenditures between the periods.

Other Operations	2021	2020	% Change
	(dollars in thousands)
Revenues	$15,598	$9,843	58.5%
Direct operating costs	10,444	8,665	20.5%
Margin (1)	5,154	1,178	337.5%
Selling, general and administrative	623	747	(16.6)%
Depreciation, depletion, amortization and impairment	5,866	6,852	(14.4)%
Operating loss	$(1,335)	$(6,421)	(79.2)%
Capital expenditures	$2,833	$1,704	66.3%

(1)
Margin is defined as revenues less direct operating costs and excludes depreciation, depletion, amortization and impairment and selling, general and administrative expenses.

Other operations revenue and direct operating costs increased primarily due to an increase in the volume of services provided by our oilfield rentals business. Additionally, a portion of the increase in other operations revenue stemmed from a $2.5 million increase in our oil and natural gas revenues as a result of favorable crude oil market prices. As a point of reference, average WTI-Cushing prices for the third quarter of 2021 were $70.58 per barrel as compared to $40.89 per barrel in the third quarter of 2020. Since the increase in revenues was driven by market pricing, we did not have a commensurate increase in direct operating costs for our oil and natural gas business.

Depreciation, depletion, amortization and impairment decreased due to lower cumulative capital expenditures in recent years, which reduced our depreciable asset base as depreciation, depletion, amortization and impairment outpaced capital expenditures between the periods.

The increase in capital expenditures was primarily related to incremental spending in our oil and natural gas business.

Corporate	2021	2020	% Change
	(dollars in thousands)
Selling, general and administrative	$17,333	$17,899	(3.2)%
Merger and integration expenses	$918	$—	NA
Depreciation	$1,429	$1,488	(4.0)%
Other operating expenses (income), net
Net gain on asset disposals	$(1,543)	$(896)	72.2%
Legal-related expenses and settlements	103	830	(87.6)%
Research and development	249	842	(70.4)%
Other operating expenses (income), net	$(1,191)	$776	NA
Interest income	$37	$238	(84.5)%
Interest expense	$10,683	$11,288	(5.4)%
Other income	$14	$512	(97.3)%
Capital expenditures	$434	$73	494.5%

Merger and integration expenses were recognized in the third quarter of 2021 related to the Pioneer acquisition, which closed on October 1, 2021.

Other operating expenses (income), net includes net gains associated with the disposal of assets. Accordingly, the related gains or losses have been excluded from the results of specific segments. The majority of the net gain on asset disposals during the third quarter of 2021 reflect gains on disposals of drilling equipment from our previously-closed Canadian operations. The gain on asset disposals in the third quarter of 2020 related to disposals of drilling equipment.

The following tables summarize results of operations by business segment for the nine months ended September 30, 2021 and 2020:

Contract Drilling	2021	2020	% Change
	(dollars in thousands)
Revenues	$433,158	$553,552	(21.7)%
Direct operating costs	291,049	309,664	(6.0)%
Margin (1)	142,109	243,888	(41.7)%
Restructuring expenses	—	2,430	(100.0)%
Other operating expenses (income), net	17	(4,155)	NA
Selling, general and administrative	3,346	3,684	(9.2)%
Depreciation, amortization and impairment	297,426	328,843	(9.6)%
Impairment of goodwill	—	395,060	(100.0)%
Operating loss	$(158,680)	$(481,974)	(67.1)%
Operating days (2)	20,196	24,184	(16.5)%
Average revenue per operating day	$21.45	$22.89	(6.3)%
Average direct operating costs per operating day	$14.41	$12.80	12.6%
Average margin per operating day (1)	$7.04	$10.08	(30.2)%
Average rigs operating	74	88	(15.9)%
Capital expenditures	$56,708	$101,448	(44.1)%

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

Generally, the revenues in our contract drilling segment are most impacted by two primary factors: our average number of rigs operating and our average revenue per operating day. Our average revenue per operating day is largely dependent on the pricing terms of our rig contracts. Lump sum early termination revenues were $3.3 million during the nine months ended September 30, 2021, which was less than the $13.3 million recorded during the comparable period of 2020.

Revenues and direct operating costs decreased primarily due to a decrease in operating days. Additionally, revenues decreased due to the reduction of lump sum early termination revenues recorded during the nine months ended September 30, 2020 that did not recur in 2021. Average direct operating costs per operating day increased primarily due to a reduction in the proportion of rigs on standby and rig reactivation costs. Rigs on standby have very little associated cost.

Restructuring expenses were recognized in 2020 and primarily related to severance costs.

The change in other operating expenses (income), net is primarily due to an insurance reimbursement for damaged drilling equipment in 2020.

Depreciation, amortization and impairment expense decreased due to lower cumulative capital expenditures in recent years, which reduced our depreciable asset base as depreciation, amortization and impairment outpaced capital expenditures between the periods.

All of the goodwill associated with our contract drilling reporting unit was impaired during the nine months ended September 30, 2020. See Note 7 of Notes to unaudited condensed consolidated financial statements for additional information.

The decrease in capital expenditures was primarily due to reduced capital expenditures in 2021 due to lower activity and the delivery of equipment in 2020 which was ordered prior to the industry downturn.

Pressure Pumping	2021	2020	% Change
	(dollars in thousands)
Revenues	$340,464	$256,613	32.7%
Direct operating costs	313,556	234,844	33.5%
Margin (1)	26,908	21,769	23.6%
Restructuring expenses	—	31,331	(100.0)%
Selling, general and administrative	5,379	6,748	(20.3)%
Depreciation, amortization and impairment	98,963	118,586	(16.5)%
Operating income (loss)	$(77,434)	$(134,896)	(42.6)%
Average active spreads (2)	7	6	16.7%
Effective utilization (3)	7.9	5.4	46.3%
Fracturing jobs	292	193	51.3%
Other jobs	591	541	9.2%
Total jobs	883	734	20.3%
Average revenue per fracturing job	$1,102.58	$1,251.37	(11.9)%
Average revenue per other job	$31.32	$27.91	12.2%
Average revenue per total job	$385.58	$349.61	10.3%
Average direct operating costs per total job	$355.10	$319.95	11.0%
Average margin per total job (1)	$30.47	$29.66	2.7%
Margin as a percentage of revenues (1)	7.9%	8.5%	(7.1)%
Capital expenditures and acquisitions	$19,457	$17,880	8.8%

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
(3)
Effective utilization is calculated as total pumping days during the first nine months of the year divided by 225 days, which we consider full effective utilization for a spread for the period.

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

Revenues and direct operating costs increased primarily due to an increase in fracturing jobs as activity levels continue to recover from the industry downturn in 2020. Average revenue per total job increased primarily due to a mix of activity weighted toward higher revenue fracturing jobs. Average direct operating costs per total job increased also as a result of the significant increase in fracturing jobs, which generally have higher direct operating costs.

Restructuring expenses were recognized during the nine months ended September 30, 2020. These restructuring expenses included $7.3 million related to ROU asset abandonments, $3.5 million of severance costs and $20.4 million of contract termination costs.

Selling, general and administrative expenses decreased primarily as a result of cost reduction efforts.

Depreciation, amortization and impairment expense decreased due to lower cumulative capital expenditures in recent years, which reduced our depreciable asset base as depreciation, amortization and impairment outpaced capital expenditures between the periods.

Directional Drilling	2021	2020	% Change
	(dollars in thousands)
Revenues	$76,267	$56,498	35.0%
Direct operating costs	67,367	54,348	24.0%
Margin (1)	8,900	2,150	314.0%
Restructuring expenses	—	3,175	(100.0)%
Selling, general and administrative	3,651	4,169	(12.4)%
Depreciation, amortization and impairment	19,863	29,698	(33.1)%
Operating loss	$(14,614)	$(34,892)	(58.1)%
Capital expenditures	$4,613	$4,562	1.1%

(1)
Margin is defined as revenues less direct operating costs and excludes restructuring expenses, depreciation, amortization and impairment and selling, general and administrative expenses.

Directional drilling revenue and direct operating costs increased from the nine months ended September 30, 2020 primarily due to increased job activity. We averaged 28 jobs per day during the nine months ended September 30, 2021 as compared to 19 jobs per day for the comparable period in 2020.

Restructuring expenses were recognized in 2020 and were primarily attributable to severance and ROU asset abandonments.

Selling, general and administrative expenses decreased primarily as a result of cost reduction efforts.

Depreciation, amortization and impairment decreased due to lower cumulative capital expenditures in recent years, which reduced our depreciable asset base as depreciation, amortization and impairment outpaced capital expenditures between the periods.

Other Operations	2021	2020	% Change
	(dollars in thousands)
Revenues	$40,699	$36,785	10.6%
Direct operating costs	31,079	33,775	(8.0)%
Margin (1)	9,620	3,010	219.6%
Restructuring expenses	—	501	(100.0)%
Selling, general and administrative	1,489	2,969	(49.8)%
Depreciation, depletion, amortization and impairment	17,309	35,087	(50.7)%
Operating loss	$(9,178)	$(35,547)	(74.2)%
Capital expenditures	$9,006	$9,776	(7.9)%

(1)
Margin is defined as revenues less direct operating costs and excludes restructuring expenses, depreciation, depletion, amortization and impairment and selling, general and administrative expenses.

Other operations revenue increased from the nine months ended September 30, 2020 primarily due to a $5.1 million increase in our oil and natural gas revenues as a result of favorable crude oil market prices. Average WTI-Cushing prices for the first nine months of 2021 were $65.05 per barrel as compared to $38.17 per barrel in the first nine months of 2020. We recognized a $1.2 million decrease in revenue from our drilling equipment service business as a result of reduced activity in 2021, which partially offset the increase in revenue from our oil and natural gas business.

Other operations direct operating costs decreased from the nine months ended September 30, 2020 primarily due to a $2.3 million decrease from our oilfield rentals business. The reduction was due to cost reduction efforts implemented in 2020.

Restructuring expenses were recognized during the nine months ended September 30, 2020 and related to severance costs.

Selling, general and administrative expense decreased primarily as a result of cost reduction efforts.

Depreciation, depletion, amortization and impairment decreased primarily due to the $11.2 million impairment we recognized during the nine months ended September 30, 2020 related to certain of our oil and natural gas assets. The impairment reduced our depreciable base, which lowered depreciation in subsequent periods. Additionally, the decrease in depreciation, depletion, amortization and impairment was partially due to lower cumulative capital expenditures in recent years, which reduced our depreciable asset base as depreciation, depletion, amortization and impairment outpaced capital expenditures between the periods.

Corporate	2021	2020	% Change
	(dollars in thousands)
Selling, general and administrative	$54,311	$59,122	(8.1)%
Restructuring expenses	$—	$901	(100.0)%
Merger and integration expenses	$2,066	$—	NA
Depreciation	$4,423	$4,987	(11.3)%
Other operating expenses (income), net
Net gain on asset disposals	$(5,595)	$(3,357)	66.7%
Legal-related expenses and settlements	714	1,680	(57.5)%
Research and development	1,121	2,580	(56.6)%
Other	—	9,232	(100.0)%
Other operating expenses (income), net	$(3,760)	$10,135	NA
Credit loss expense	$—	$5,606	(100.0)%
Interest income	$196	$1,229	(84.1)%
Interest expense	$31,396	$33,496	(6.3)%
Other income	$840	$682	23.2%
Capital expenditures	$1,053	$1,377	(23.5)%

Selling, general and administrative expense decreased primarily as a result of cost reduction efforts.

Restructuring expenses were recognized during the nine months ended September 30, 2020 and were primarily attributable to severance and ROU asset abandonments.

Merger and integration expenses were recognized during the nine months ended September 30, 2021 related to the Pioneer acquisition, which closed on October 1, 2021.

Other operating expenses (income), net includes net gains associated with the disposal of assets. Accordingly, the related gains have been excluded from the results of specific segments. The majority of the net gain on asset disposals during the nine months ended September 30, 2021 reflect gains on disposals of buildings, land and drilling equipment, while the gain on asset disposals in 2020 related to disposals of drilling and pressure pumping equipment. Additionally, other operating expenses (income), net includes charges of $9.2 million in the second quarter of 2020 related to a 2017 capacity reservation agreement that required a cash deposit to increase our access to finer grades of sand for our pressure pumping business. As market prices for sand substantially decreased since 2017, we purchased lower cost sand outside of this capacity reservation contract and revalued the deposit at its expected realizable value. The deposit related to the capacity reservation agreement has no balance remaining subsequent to the charge recorded during the nine months ended September 30, 2020.

A provision for credit losses was recognized in the nine months ended September 30, 2020 with respect to accounts receivable balances that are estimated to be uncollectible.

Lower interest expense for the nine months ended September 30, 2021 includes the effect of the early repayment of long-term debt in the fourth quarter of 2020. We elected to repay a portion of the borrowings outstanding under our Term Loan Agreement and repurchase portions of our 2028 Senior Notes and our 2029 Senior Notes, which reduced our aggregate principal amounts outstanding by $66.2 million.

Income Taxes

Our effective income tax rate fluctuates from the U.S. statutory tax rate based on, among other factors, changes in pretax income in jurisdictions with varying statutory tax rates, the impact of U.S. state and local taxes, the realizability of deferred tax assets and other differences related to the recognition of income and expense between U.S. GAAP and tax accounting.

Our effective income tax rate for the three months ended September 30, 2021 was 17.5%, compared with 10.4% for the three months ended September 30, 2020. The higher effective income tax rate for the three months ended September 30, 2021 was primarily attributable to the non-deductible portion of the goodwill impairment included in the 2020 estimated annual effective tax rate. This was partially offset by the valuation allowance included in the 2021 estimated annual effective tax rate.

Our effective income tax rate for the nine months ended September 30, 2021 was 15.7%, compared with 12.8% for the nine months ended September 30, 2020. The higher effective income tax rate for the nine months ended September 30, 2021 was primarily attributable to the non-deductible portion of the goodwill impairment included in the 2020 estimated annual effective tax rate. This was partially offset by the valuation allowance included in the 2021 estimated annual effective tax rate, and also state rate changes enacted during 2021.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized, and when necessary valuation allowances are provided. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. We assess the realizability of our deferred tax assets quarterly and consider carryback availability, the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. In the third quarter of 2021, the effective tax rate takes into consideration the estimated valuation allowance based on forecasted 2021 income.

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

Our primary sources of liquidity are cash and cash equivalents, availability under our revolving credit facility and cash provided by operating activities. As of September 30, 2021, we had approximately $205 million in working capital, including $191 million of cash and cash equivalents, and approximately $600 million available under our revolving credit facility.

We have an amended and restated credit agreement (the “Credit Agreement”), which is a committed senior unsecured revolving credit facility that permits aggregate borrowings of up to $600 million, including a letter of credit facility that, at any time outstanding, is limited to $150 million and a swing line facility that, at any time outstanding, is limited to $20 million. As of September 30, 2021, we had no borrowings outstanding under our revolving credit facility, and $0.1 million in letters of credit outstanding under the Credit Agreement and, as a result, had available borrowing capacity of approximately $600 million at that date. Of the revolving credit commitments, $50 million expires on March 27, 2024, and the remaining $550 million expires on March 27, 2025. Subject to customary conditions, we may request that the lenders’ aggregate commitments be increased by up to $300 million, not to exceed total commitments of $900 million. Additionally, we have the option, subject to certain conditions, to exercise one one-year extension of the maturity date.

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

We also have a senior unsecured term loan agreement (“Term Loan Agreement”) that matures on June 10, 2022. The Term Loan Agreement permitted a single borrowing of up to $150 million, which we drew in full in 2019. Subject to customary conditions, we may request that lenders’ aggregate commitments be increased by up to $75 million, not to exceed total commitments of $225 million. During 2019 and 2020, we repaid a total of $100 million of borrowings under the Term Loan Agreement. The Term Loan Agreement contains the same covenants as the Credit Agreement, as well as a covenant requiring mandatory prepayment upon the issuance of new senior indebtedness in certain circumstances if our credit rating is below investment grade at both Moody’s and S&P. As of September 30, 2021, we had $50 million of borrowings remaining outstanding under the Term Loan Agreement at a LIBOR-based interest rate of 1.46%.

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

Our outstanding debt at September 30, 2021 was $909 million and consisted of $510 million of 3.95% Senior Notes due 2028 (the “2028 Notes”), $349 million of 5.15% Senior Notes due 2029 (the “2029 Notes”) and $50 million of borrowings under the Term Loan Agreement. We were in compliance with all covenants at September 30, 2021.

For a full description of the Credit Agreement, the Term Loan Agreement, the Reimbursement Agreement, the 2028 Notes and the 2029 Notes, please see Note 9 of Notes to unaudited condensed consolidated financial statements.

We had $63.7 million of outstanding letters of credit at September 30, 2021, which were comprised of $63.6 million outstanding under the Reimbursement Agreement and $0.1 million outstanding under the Credit Agreement. We maintain these letters of credit primarily for the benefit of various insurance companies as collateral for retrospective premiums and retained losses which could become payable under terms of the underlying insurance contracts. These letters of credit expire annually at various times during the year and are typically renewed. As of September 30, 2021, no amounts had been drawn under the letters of credit.

Operating lease liabilities totaled $21.7 million at September 30, 2021. There have been no material changes to our contractual obligations table that was included in our 2020 Annual Report. See Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

See Note 10 of Notes to unaudited condensed consolidated financial statements for additional information on our current commitments and contingencies as of September 30, 2021.

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

During the nine months ended September 30, 2021, our sources of cash flow included:

•
$51.6 million from operating activities, and
•
$20.6 million in proceeds from the disposal of property and equipment.

During the nine months ended September 30, 2021, we used $11.3 million to pay dividends on our common stock, $3.6 million to purchase treasury stock and $90.8 million:

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

Based on conversations with customers about increasing activity levels into 2022, we increased our 2021 capital expenditure forecast to approximately $170 million.

We paid cash dividends during the nine months ended September 30, 2021 as follows:

	Per Share	Total
		(in thousands)
Paid on March 18, 2021	$0.02	$3,754
Paid on June 17, 2021	0.02	3,769
Paid on September 16, 2021	0.02	3,780
	$0.06	$11,303

On October 27, 2021, our Board of Directors approved a cash dividend on our common stock in the amount of $0.02 per share to be paid on December 16, 2021 to holders of record as of December 2, 2021. The amount and timing of all future dividend payments, if any, are subject to the discretion of the Board of Directors and will depend upon business conditions, results of operations, financial condition, terms of our debt agreements and other factors.

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

On September 6, 2013, our Board of Directors approved a stock buyback program that authorized purchases of up to $200 million of our common stock in open market or privately negotiated transactions. The authorized repurchases under this program were subsequently increased in July 2018 and February 2019, and on July 24, 2019, our Board of Directors approved another increase of the authorization under the stock buyback program to allow for $250 million of future share repurchases. All purchases executed to date have been through open market transactions. Purchases under the program are made at management’s discretion, at prevailing prices, subject to market conditions and other factors. Purchases may be made at any time without prior notice. There is no expiration date associated with the buyback program. As of September 30, 2021, we had remaining authorization to purchase approximately $130 million of our outstanding common stock under the stock buyback program. Shares of stock purchased under the buyback program are held as treasury shares.

Treasury stock acquisitions during the nine months ended September 30, 2021 were as follows (dollars in thousands):

	Shares	Cost
Treasury shares at beginning of period	83,402,322	$1,366,313
Acquisitions pursuant to long-term incentive plan (1)	434,224	3,574
Treasury shares at end of period	83,836,546	$1,369,887

(1)
We withheld 434,224 shares during the first three quarters of 2021 with respect to employees’ tax withholding obligations upon the settlement of performance unit awards and the vesting of restricted stock units. These shares were acquired at fair market value. These acquisitions were made pursuant to the terms of the Patterson-UTI Energy, Inc. Amended and Restated 2014 Long-Term Incentive Plan, as amended (the “2014 Plan”) and the Patterson-UTI Energy, Inc. 2021 Long-Term Incentive Plan (the “2021 Plan”), and not pursuant to the stock buyback program.

As of September 30, 2021, we had unrecognized compensation costs of $20.9 million and $8.1 million related to our unvested restricted stock units and our unvested Performance Units, respectively. The weighted-average remaining vesting periods for these awards were 1.84 years and 1.70 years, respectively as of September 30, 2021. See Note 12 of Notes to unaudited condensed consolidated financial statements for additional discussion regarding our stock-based compensation.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
	(in thousands)
Net loss	$(82,998)	$(112,111)	$(292,720)	$(697,165)
Income tax benefit	(17,643)	(12,993)	(54,586)	(102,480)
Net interest expense	10,646	11,050	31,200	32,267
Depreciation, depletion, amortization and impairment	141,065	157,319	437,984	517,201
Impairment of goodwill	—	—	—	395,060
Adjusted EBITDA	$51,070	$43,265	$121,878	$144,883

Critical Accounting Estimates

Our consolidated financial statements are impacted by certain estimates and assumptions made by management. A detailed discussion of our critical accounting estimates is included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020. There have been no material changes in these critical accounting estimates.

Key estimates used by management include:

•
allowance for credit losses — see Note 4 of Notes to consolidated financial statements within our Annual Report on Form 10-K for the fiscal year ended December 31, 2020,
•
depreciation, depletion and amortization — see Notes 1 and 6 of Notes to consolidated financial statements within our Annual Report on Form 10-K for the fiscal year ended December 31, 2020,
•
goodwill and long-lived asset impairments — see Notes 6 and 7 of Notes to consolidated financial statements within our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, and
•
self-insured levels of insurance coverage — see Note 10 of Notes to consolidated financial statements within our Annual Report on Form 10-K for the fiscal year ended December 31, 2020. We maintain insurance coverage for fire, windstorm and other risks of physical loss to our equipment and certain other assets, employers’ liability, automobile liability, commercial general liability, workers’ compensation and insurance for other specific risks. We also self-insure a number of other risks, including loss of earnings and business interruption and most cybersecurity risks, and do not carry a significant amount of insurance to cover risks of underground reservoir damage. Our insurance accruals are based on claims filed and estimates of claims incurred but not reported and are developed by our management with assistance from our third-party actuary and third-party claims administrator. The insurance accruals are influenced by our past claims experience factors, which have a limited history, and by published industry development factors. If we experience insurance claims or costs above or below our historically evaluated levels, our estimates could be materially affected. The frequency and number of claims or incidents could vary significantly over time, which could materially affect our self-insurance liabilities. Additionally, the actual costs to settle the self-insurance liabilities could materially differ from the original estimates and cause us to incur additional costs in future periods associated with prior year claims.

Recently Issued Accounting Standards

See Note 1 of Notes to unaudited condensed consolidated financial statements for a discussion of the impact of recently issued accounting standards.

Volatility of Oil and Natural Gas Prices and its Impact on Operations and Financial Condition

Our revenue, profitability and cash flows are highly dependent upon prevailing prices for oil and natural gas and expectations about future prices. For many years, oil and natural gas prices and markets have been extremely volatile. Prices are affected by many factors beyond our control. Oil prices remain extremely volatile, as the closing price of oil (WTI-Cushing) reached a first quarter 2020 high of $63.27 per barrel on January 6, 2020, declined to negative $36.98 per barrel on April 20, 2020, and recovered to reach a third quarter 2021 high of $75.54 per barrel on September 27, 2021. In response to the rapid decline in commodity prices, E&P companies acted swiftly to reduce drilling and completion activity starting late in the first quarter of 2020. While oil prices and demand for our services have recovered in 2021, our average number of rigs operating remains well below the number of our available rigs, and a significant portion of our pressure pumping horsepower remains stacked. Oil prices averaged $70.58 per barrel in the third quarter of 2021.

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

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

As of September 30, 2021, we had exposure to interest rate market risk associated with our borrowings under the Term Loan Agreement, and we would have had exposure to interest rate market risk associated with any borrowings that we had under the Credit Agreement and amounts owed under the Reimbursement Agreement.

Loans under the Term Loan Agreement bear interest by reference, at our election, to the LIBOR rate or base rate. The applicable margin on LIBOR rate loans varies from 1.00% to 1.375%, and the applicable margin on base rate loans varies from 0.00% to 0.375%, in each case determined based upon our credit rating. As of September 30, 2021, the applicable margin on LIBOR rate loans and base rate loans was 1.375% and 0.375%, respectively. As of September 30, 2021, we had $50 million in borrowings outstanding under the Term Loan Agreement at a LIBOR-based interest rate of 1.46%. A one percent increase in the interest rate on the borrowings outstanding under the Term Loan Agreement as of September 30, 2021 would increase our annual cash interest expense by $0.5 million.

Loans under the Credit Agreement bear interest by reference, at our election, to the LIBOR rate or base rate. The applicable margin on LIBOR rate loans varies from 1.00% to 2.00% and the applicable margin on base rate loans varies from 0.00% to 1.00%, in each case determined based on our credit rating. As of September 30, 2021, the applicable margin on LIBOR rate loans was 1.75% and the applicable margin on base rate loans was 0.75%. As of September 30, 2021, we had no borrowings outstanding under our revolving credit facility. The interest rate on borrowings outstanding under our revolving credit facility is variable and adjusts at each interest payment date based on our election of LIBOR or the base rate.

Under the Reimbursement Agreement, we will reimburse Scotiabank on demand for any amounts that Scotiabank has disbursed under any letters of credit. We are obligated to pay Scotiabank interest on all amounts not paid by us on the date of demand or when otherwise due at the LIBOR rate plus 2.25% per annum. As of September 30, 2021, no amounts had been disbursed under any letters of credit.

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

Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10‑Q. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of September 30, 2021.

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

ITEM 1A. Risk Factors

The business relationships of our company and Pioneer may be subject to disruption due to uncertainty associated with the Pioneer acquisition and a sale of some or all of the Pioneer production services business, which could have an adverse effect on our results of operations, cash flows and financial position.

Parties with which we or Pioneer do business may experience uncertainty associated with the Pioneer acquisition and a sale of some or all of the Pioneer production services business, including with respect to current or future business relationships with us following the acquisition. Our and Pioneer’s business relationships may be subject to disruption as customers, distributors, suppliers, vendors, landlords and other business partners may attempt to delay or defer entering into new business relationships, negotiate changes in or terminate existing business relationships or consider entering into business relationships with parties other than us following the acquisition. In addition, some customers may not wish to source a larger percentage of their needs from a single company or may feel that we are too closely allied with one of their competitors. Such disruptions could have an adverse effect on our results of operations, cash flows and financial position, regardless of whether a sale of some or all of the Pioneer production services business is completed, as well as a material and adverse effect on our ability to realize the expected cost savings and other benefits of the acquisition.

We may be unable to integrate the business of Pioneer successfully or realize the anticipated benefits of the Pioneer acquisition.

The Pioneer acquisition involves the combination of two companies that previously operated as independent public companies. The combination of two independent businesses is complex, costly and time consuming, and we will be required to devote significant management attention and resources to integrating Pioneer’s business practices and operations into ours. Potential difficulties that we may encounter as part of the integration process include the following:

•
our inability to successfully combine the business of Pioneer in a manner that permits us to achieve, on a timely basis or at all, the enhanced revenue opportunities and cost savings and other benefits anticipated to result from the Pioneer acquisition;
•
complexities associated with managing the combined businesses, including difficulty addressing possible differences in operational philosophies and the challenge of integrating complex systems, technology, networks and other assets of each of the companies in a seamless manner that minimizes any adverse impact on customers, suppliers, employees and other constituencies;
•
the assumption of contractual obligations with less favorable or more restrictive terms; and
•
potential unknown liabilities and unforeseen increased expenses or delays associated with the acquisition.

In addition, we and Pioneer have previously operated independently. It is possible that the integration process could result in:

•
diversion of the attention of our management; and
•
the disruption of, or the loss of momentum in, our ongoing businesses or inconsistencies in standards, controls, procedures and policies.

Any of these issues could adversely affect our ability to maintain relationships with customers, suppliers, employees and other constituencies or achieve the anticipated benefits of the Pioneer acquisition, or could reduce our earnings or otherwise adversely affect our business and financial results.

The synergies attributable to the Pioneer acquisition may vary from expectations.

We may fail to realize the anticipated benefits and synergies expected from the Pioneer acquisition, which could adversely affect our business, financial condition and operating results. The success of the acquisition will depend, in part, on our ability to successfully integrate the acquired business and realize the anticipated strategic benefits and synergies from the combination. The anticipated benefits of the transaction may not be realized fully or at all, or may take longer to realize than expected. Actual operating, technological, strategic and revenue opportunities, if achieved at all, may be less significant than expected or may take longer to achieve than anticipated. In addition, we may not be able to sell some or all of the Pioneer production services business on terms we find acceptable in a timely manner or at all. If we are not able to achieve these objectives and realize the anticipated benefits and synergies expected from the Pioneer acquisition within the anticipated timing or at all, our business, financial condition and operating results may be adversely affected.

Our future results will suffer if we do not effectively manage our expanded operations.

The size, complexity and geographic footprint of our business have increased as a result of the Pioneer acquisition. Our operations have expanded, including internationally into Colombia. Our future success will depend, in part, upon our ability to manage this expanded business, which may pose substantial challenges for management, including challenges related to the management and monitoring of new operations and geographies and associated increased costs and complexity. We may also face increased scrutiny from governmental authorities as a result of the increase in the size of our business. There can be no assurances that we will be successful or that we will realize the expected operating efficiencies, cost savings, revenue enhancements or other benefits currently anticipated from the Pioneer acquisition.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

The table below sets forth the information with respect to purchases of our common stock made by us during the quarter ended September 30, 2021.

				Approximate Dollar
			Total Number of	Value of Shares
			Shares (or Units)	That May Yet Be
			Purchased as Part	Purchased Under the
	Total	Average Price	of Publicly	Plans or
	Number of Shares	Paid per	Announced Plans	Programs (in
Period Covered	Purchased (1)	Share	or Programs	thousands) (2)
July 2021	5,559	$9.36	—	$130,000
August 2021	—	—	—	$130,000
September 2021	—	—	—	$130,000
Total	5,559		—

(1)
We withheld 5,559 shares during the third quarter of 2021 with respect to employees’ tax withholding obligations upon the vesting of restricted stock units. These shares were acquired at fair market value. These acquisitions were made pursuant to the terms of the 2014 Plan and the 2021 Plan, and not pursuant to the stock buyback program.

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

ITEM 6. Exhibits

The following exhibits are filed herewith or incorporated by reference, as indicated:

2.1

Agreement and Plan of Merger, dated July 5, 2021, among Patterson-UTI Energy, Inc., Crescent Merger Sub Inc., Crescent Ranch Second Merger Sub LLC, and Pioneer Energy Services Corp. (incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed on July 6, 2021).

2.2

Amendment No. 1 to Agreement and Plan of Merger, dated September 13, 2021, among Patterson-UTI Energy, Inc., Crescent Merger Sub Inc., Crescent Ranch Second Merger Sub LLC, and Pioneer Energy Services Corp. (incorporated by reference to Exhibit 2.2 to our Current Report on Form 8-K filed on October 4, 2021).

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

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, has been formatted in Inline XBRL.

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

Date: November 2, 2021