Form 10-Q
period 2022-03-31
PATTERSON UTI ENERGY INC
filed 2022-05-03
CIK 889900

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

or

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

216,303,200 shares of common stock, $0.01 par value, as of April 28, 2022.

PATTERSON-UTI ENERGY, INC. AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION

ITEM 1. Financial Statements

The following unaudited condensed consolidated financial statements include all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented.

PATTERSON-UTI ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited, in thousands, except share data)

	March 31,	December 31,
	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$48,264	$117,524
Accounts receivable, net of allowance for credit losses of $8,216 and $8,493 at March 31, 2022 and December 31, 2021, respectively	377,572	356,083
Federal and state income taxes receivable	67	67
Inventory	45,302	42,359
Other	61,704	67,620
Total current assets	532,909	583,653
Property and equipment, net	2,305,530	2,331,755
Right of use asset	19,697	19,024
Intangible assets	7,343	7,537
Deposits on equipment purchases	6,895	849
Other	12,778	11,055
Deferred tax assets, net	3,812	3,975
Total assets	$2,888,964	$2,957,848
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$206,798	$190,219
Federal and state income taxes payable	569	232
Accrued liabilities	182,381	238,511
Lease liability	6,432	6,891
Total current liabilities	396,180	435,853
Long-term lease liability	18,280	18,108
Long-term debt, net of debt discount and issuance costs of $6,225 and $6,432 at March 31, 2022 and December 31, 2021, respectively	852,530	852,323
Deferred tax liabilities, net	29,234	29,234
Other	16,041	12,843
Total liabilities	1,312,265	1,348,361
Commitments and contingencies (see Note 9)
Stockholders' equity:
Preferred stock, par value $0.01; authorized 1,000,000 shares, no shares issued	—	—
Common stock, par value $0.01; authorized 400,000,000 shares with 299,418,814 and 299,268,967 issued and 215,288,948 and 215,139,972 outstanding at March 31, 2022 and December 31, 2021, respectively	2,994	2,993
Additional paid-in capital	3,176,177	3,171,536
Retained deficit	(235,848)	(198,316)
Accumulated other comprehensive income	6,030	5,915
Treasury stock, at cost, 84,129,866 and 84,128,995 shares at March 31, 2022 and December 31, 2021, respectively	(1,372,654)	(1,372,641)
Total stockholders' equity	1,576,699	1,609,487
Total liabilities and stockholders' equity	$2,888,964	$2,957,848

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PATTERSON-UTI ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited, in thousands, except per share data)

	Three Months Ended
	March 31,
	2022	2021
Operating revenues:
Contract drilling	$256,640	$133,501
Pressure pumping	189,590	75,839
Directional drilling	43,334	19,670
Other	19,811	11,919
Total operating revenues	509,375	240,929
Operating costs and expenses:
Contract drilling	176,706	79,378
Pressure pumping	157,468	76,510
Directional drilling	36,954	16,637
Other	12,084	10,226
Depreciation, depletion, amortization and impairment	116,938	152,882
Selling, general and administrative	27,461	22,558
Merger and integration expenses	1,863	—
Other operating (income) expenses, net	(1,218)	265
Total operating costs and expenses	528,256	358,456
Operating loss	(18,881)	(117,527)

Other income (expense):
Interest income	15	139
Interest expense, net of amount capitalized	(10,565)	(10,009)
Other	1,582	14
Total other expense	(8,968)	(9,856)

Loss before income taxes	(27,849)	(127,383)

Income tax expense (benefit)	928	(20,970)

Net loss	$(28,777)	$(106,413)

Net loss per common share:
Basic	$(0.13)	$(0.57)
Diluted	$(0.13)	$(0.57)

Weighted average number of common shares outstanding:
Basic	215,267	187,677
Diluted	215,267	187,677
Cash dividends per common share	$0.04	$0.02

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PATTERSON-UTI ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(unaudited, in thousands)

	Three Months Ended
	March 31,
	2022	2021
Net loss	$(28,777)	$(106,413)
Other comprehensive income (loss), net of taxes of $0 for all periods:
Foreign currency translation adjustment	115	418
Total comprehensive loss	$(28,662)	$(105,995)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PATTERSON-UTI ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(unaudited, in thousands)

	Common Stock		Additional		Accumulated Other
	Number of		Paid-in	Retained	Comprehensive	Treasury
	Shares	Amount	Capital	Deficit	Income	Stock	Total
Balance, December 31, 2021	299,269	$2,993	$3,171,536	$(198,316)	$5,915	$(1,372,641)	$1,609,487
Net loss	—	—	—	(28,777)	—	—	(28,777)
Foreign currency translation adjustment	—	—	—	—	115	—	115
Vesting of restricted stock units	150	1	(1)	—	—	—	—
Stock-based compensation	—	—	4,642	—	—	—	4,642
Payment of cash dividends ($0.04 per share)	—	—	—	(8,611)	—	—	(8,611)
Dividend equivalents	—	—	—	(144)	—	—	(144)
Purchase of treasury stock	—	—	—	—	—	(13)	(13)
Balance, March 31, 2022	299,419	$2,994	$3,176,177	$(235,848)	$6,030	$(1,372,654)	$1,576,699

	Common Stock		Additional		Accumulated Other
	Number of		Paid-in	Retained	Comprehensive	Treasury
	Shares	Amount	Capital	Earnings	Income	Stock	Total
Balance, December 31, 2020	271,029	$2,710	$2,902,236	$472,014	$5,412	$(1,366,313)	$2,016,059
Net loss	—	—	—	(106,413)	—	—	(106,413)
Foreign currency translation adjustment	—	—	—	—	418	—	418
Vesting of restricted stock units	163	2	(2)	—	—	—	—
Stock-based compensation	—	—	5,891	—	—	—	5,891
Payment of cash dividends ($0.02 per share)	—	—	—	(3,754)	—	—	(3,754)
Dividend equivalents	—	—	—	(55)	—	—	(55)
Balance, March 31, 2021	271,192	$2,712	$2,908,125	$361,792	$5,830	$(1,366,313)	$1,912,146

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PATTERSON-UTI ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Three Months Ended
	March 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(28,777)	$(106,413)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, depletion, amortization and impairment	116,938	152,882
Dry holes and abandonments	117	147
Deferred income tax expense (benefit)	404	(20,973)
Stock-based compensation expense	4,642	5,891
Net gain on asset disposals	(1,113)	(840)
Amortization of debt discount and issuance costs	207	205
Changes in operating assets and liabilities:
Accounts receivable	(21,252)	(20,877)
Income taxes receivable/payable	442	4,273
Inventory and other assets	3,372	(2,825)
Accounts payable	13,958	9,383
Accrued liabilities	(56,199)	(10,882)
Other liabilities	935	(1,349)
Net cash provided by operating activities	33,674	8,622

Cash flows from investing activities:
Purchases of property and equipment	(94,828)	(18,523)
Proceeds from disposal of assets	3,576	2,713
Other	(2,116)	(105)
Net cash used in investing activities	(93,368)	(15,915)

Cash flows from financing activities:
Purchases of treasury stock	(13)	—
Dividends paid	(8,611)	(3,754)
Net cash used in financing activities	(8,624)	(3,754)
Effect of foreign exchange rate changes on cash	(942)	276
Net decrease in cash and cash equivalents	(69,260)	(10,771)
Cash and cash equivalents at beginning of period	117,524	224,915
Cash and cash equivalents at end of period	$48,264	$214,144

Supplemental disclosure of cash flow information:
Net cash received (paid) during the period for:
Interest, net of capitalized interest of $146 in 2022 and $24 in 2021	$(10,574)	$(10,232)
Income taxes	(148)	4,256
Non-cash investing and financing activities:
Net increase in payables for purchases of property and equipment	$2,866	$161
Net increase in deposits on equipment purchases	(6,046)	(242)

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

The unaudited interim condensed consolidated financial statements have been prepared by us pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been omitted pursuant to such rules and regulations, although we believe the disclosures included either on the face of the financial statements or herein are sufficient to make the information presented not misleading. In the opinion of management, all recurring adjustments considered necessary for a fair statement of the information in conformity with U.S. GAAP have been included. The unaudited condensed consolidated balance sheet as of December 31, 2021, as presented herein, was derived from our audited consolidated balance sheet but does not include all disclosures required by U.S. GAAP. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021. The results of operations for the three months ended March 31, 2022 are not necessarily indicative of the results to be expected for the full year.

The U.S. dollar is the functional currency for all of our operations except for our Canadian operations, which use the Canadian dollar as their functional currency. The effects of exchange rate changes are reflected in accumulated other comprehensive income, which is a separate component of stockholders’ equity.

Recently Adopted Accounting Standards — In December 2019, the FASB issued an accounting standards update to simplify the accounting for income taxes. The amendments in the update were effective for public business entities for fiscal years beginning after December 15, 2020, with early adoption permitted. We adopted this new guidance on January 1, 2021, and there was no material impact on our consolidated financial statements.

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

2. Acquisition and Discontinued Operations

Pioneer Energy Services Corp. ("Pioneer")

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

A discounted cash flow model was used by a third-party specialist in determining the fair value of the property and equipment and intangible assets. We applied significant judgment in estimating the fair value of assets acquired and liabilities assumed, which involved the use of significant estimates and assumptions with respect to market day rates, direct operating costs, rig utilization percentages, expectations regarding the amount of future capital and operating costs, and discount rates. Certain data necessary to complete the purchase price allocation is not yet available, including final tax returns that provide the underlying tax basis of Pioneer's assets and liabilities. We expect to complete the purchase price allocation during the 12-month period following the acquisition date.

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

Approximately $41.5 million of revenues and $30.5 million of direct operating expenses attributed to the Pioneer acquisition were included in the consolidated statements of operations for the period from the closing date on October 1, 2021 through December 31, 2021, excluding the acquired well servicing rig business and the wireline business that were presented as a discontinued operation in the consolidated statements of operations during the fourth quarter of 2021. Revenues and direct operating expenses for our discontinued operations are presented below.

A portion of the fair value consideration transferred was provisionally assigned to identifiable intangible assets as follows:

	Fair Value	Weighted Average Useful Life
	(in thousands)	(in years)
Assets
Trade name	$907	5.00

Discontinued Operations

On December 31, 2021, we completed the sale of the previously acquired well servicing rig business and wireline business (collectively, “Pioneer Production Services”), to Clearwell Dynamics, LLC (“Clearwell”). The sale price was $43.0 million in cash consideration, subject to customary purchase price adjustments at closing for cash and working capital. The results of operations of these businesses were presented as a discontinued operation in the consolidated financial statements during the fourth quarter of 2021.

Summarized operating results from discontinued operations that were included in our consolidated statements of operations for the year ended December 31, 2021 are shown below (in thousands):

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

Operating Lease Revenue — Lease income from equipment that we lease to others is recognized on a straight-line basis over the lease term. Lease income recognized during the three months ended March 31, 2022 and 2021 was not material.

Accounts Receivable and Contract Liabilities

Accounts receivable is our right to consideration once it becomes unconditional. Payment terms typically range from 30 to 60 days.

Accounts receivable balances were $374 million and $352 million as of March 31, 2022 and December 31, 2021, respectively. These balances do not include amounts related to our oil and gas working interests as those contracts are excluded from Topic 606. Accounts receivable balances are included in “Accounts receivable” in the condensed consolidated balance sheets.

We do not have any significant contract asset balances. Contract liabilities include prepayments received from customers prior to the requested services being completed. Once the services are complete and have been invoiced, the prepayment is applied against the customer’s account to offset the accounts receivable balance. Also included in contract liabilities are payments received from customers for the initial mobilization of newly constructed or upgraded rigs that were moved on location to the initial well site. These mobilization payments are allocated to the overall performance obligation and amortized over the initial term of the contract. During the three months ended March 31, 2022 and 2021, no such mobilization payments were amortized and recorded in drilling revenue.

Total contract liability balances were $13.4 million and $60.3 million as of March 31, 2022 and December 31, 2021, respectively. We recognized $51.4 million of revenue in the three months ended March 31, 2022 that was included in the contract liability balance at the beginning of the period. Revenue related to the majority of our contract liabilities balance is expected to be recognized over the remainder of 2022. The contract liability balance is included in “Accrued liabilities” in the consolidated balance sheets.

Contract Costs

Costs incurred for newly constructed rigs or rig upgrades based on a contract with a customer are considered capital improvements and are capitalized to drilling equipment and depreciated over the estimated useful life of the asset.

4. Inventory

Inventory consisted of the following at March 31, 2022 and December 31, 2021 (in thousands):

	March 31, 2022	December 31, 2021
Finished goods	$912	$515
Work-in-process	1,001	882
Raw materials and supplies	43,389	40,962
Inventory	$45,302	$42,359

5. Property and Equipment

Property and equipment consisted of the following at March 31, 2022 and December 31, 2021 (in thousands):

	March 31, 2022	December 31, 2021
Equipment	$7,554,169	$7,742,101
Oil and natural gas properties	232,227	229,403
Buildings	182,319	182,280
Land	24,123	24,562
Total property and equipment	7,992,838	8,178,346
Less accumulated depreciation, depletion and impairment	(5,687,308)	(5,846,591)
Property and equipment, net	$2,305,530	$2,331,755

On a periodic basis, we evaluate our fleet of drilling rigs for marketability based on the condition of inactive rigs, expenditures that would be necessary to bring them to working condition and the expected demand for drilling services by rig type. The components comprising rigs that will no longer be marketed are evaluated, and those components with continuing utility to our other marketed rigs are transferred to other rigs or to our yards to be used as spare equipment. The remaining components of these rigs are retired. We had no impairment related to the marketability or condition of our drilling rigs during the three months ended March 31, 2022.

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

6. Intangible Assets

The following table presents the gross carrying amount and accumulated amortization of our intangible assets as of March 31, 2022 and December 31, 2021 (in thousands):

	March 31, 2022			December 31, 2021
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Customer relationships	$1,800	$(879)	$921	$1,800	$(814)	$986
Developed technology	7,772	(3,190)	4,582	55,772	(50,996)	4,776
Internal use software	1,062	(38)	1,024	1,428	(515)	913
Trade name	907	(91)	816	907	(45)	862
Intangible assets	$11,541	$(4,198)	$7,343	$59,907	$(52,370)	$7,537

Amortization expense on intangible assets of approximately $0.3 million and $3.1 million was recorded in the three months ended March 31, 2022 and 2021, respectively.

7. Accrued Liabilities

Accrued liabilities consisted of the following at March 31, 2022 and December 31, 2021 (in thousands):

	March 31, 2022	December 31, 2021
Salaries, wages, payroll taxes and benefits	$39,884	$52,252
Workers' compensation liability	67,297	67,921
Property, sales, use and other taxes	12,660	9,673
Insurance, other than workers' compensation	6,394	6,494
Accrued interest payable	10,817	11,226
Accrued restructuring expenses	2,520	7,884
Customer prepayment	13,365	60,282
Other	29,444	22,779
Accrued liabilities	$182,381	$238,511

8. Long-Term Debt

Long-term debt consisted of the following at March 31, 2022 and December 31, 2021 (in thousands):

	March 31, 2022	December 31, 2021
3.95% Senior Notes	$509,505	$509,505
5.15% Senior Notes	349,250	349,250
	858,755	858,755
Less deferred financing costs and discounts	(6,225)	(6,432)
Total	$852,530	$852,323

Credit Agreement — On March 27, 2018, we entered into an amended and restated credit agreement (as amended, the “Credit Agreement”) among us, as borrower, Wells Fargo Bank, National Association, as administrative agent, letter of credit issuer, swing line lender and lender, each of the other lenders and letter of credit issuers party thereto, The Bank of Nova Scotia and U.S. Bank National Association, as Co-Syndication Agents, Royal Bank of Canada, as Documentation Agent and Wells Fargo Securities, LLC, The Bank of Nova Scotia and U.S. Bank National Association, as Co-Lead Arrangers and Joint Book Runners.

The Credit Agreement is a committed senior unsecured revolving credit facility that permits aggregate borrowings of up to $600 million, including a letter of credit facility that, at any time outstanding, is limited to $150 million and a swing line facility that, at any time outstanding, is limited to $20 million. Subject to customary conditions, we may request that the lenders’ aggregate commitments be increased by up to $300 million, not to exceed total commitments of $900 million. The maturity date for $550 million of the revolving credit commitments under the Credit Agreement is March 27, 2025, and the maturity date for the remaining $50 million of revolving credit commitments is March 27, 2024. We have the option, subject to certain conditions, to exercise an additional one-year extension of the maturity date.

Loans under the Credit Agreement bear interest by reference, at our election, to the LIBOR rate or base rate. The applicable margin on LIBOR rate loans varies from 1.00% to 2.00% and the applicable margin on base rate loans varies from 0.00% to 1.00%, in each case determined based upon our credit rating. As of March 31, 2022, applicable margin on LIBOR rate loans was 1.75% and the applicable margin on base rate loans was 0.75%. A letter of credit fee is payable by us equal to the applicable margin for LIBOR rate loans times the daily amount available to be drawn under outstanding letters of credit. The commitment fee rate payable to the lenders varies from 0.10% to 0.30% based on our credit rating.

None of our subsidiaries are currently required to be a guarantor under the Credit Agreement. However, if any subsidiary guarantees or incurs debt in excess of the Priority Debt Basket (as defined in the Credit Agreement), such subsidiary is required to become a guarantor under the Credit Agreement.

The Credit Agreement contains representations, warranties, affirmative and negative covenants and events of default and associated remedies that we believe are customary for agreements of this nature, including certain restrictions on our ability and the ability of each of our subsidiaries to incur debt and grant liens. If our credit rating is below investment grade at both Moody’s and S&P, we will become subject to a restricted payment covenant, which would require us to have a Pro Forma Debt Service Coverage Ratio (as defined in the Credit Agreement) greater than or equal to 1.50 to 1.00 immediately before and immediately after making any restricted payment. Restricted payments include, among other things, dividend payments, repurchases of our common stock, distributions to holders of our common stock or any other payment or other distribution to third parties on account of our or our subsidiaries’ equity interests. Our credit rating is currently investment grade at one of the two ratings agencies. The Credit Agreement also requires that our total debt to capitalization ratio, expressed as a percentage, not exceed 50%. The Credit Agreement generally defines the total debt to capitalization ratio as the ratio of (a) total borrowed money indebtedness to (b) the sum of such indebtedness plus consolidated net worth, with consolidated net worth determined as of the end of the most recently ended fiscal quarter. We were in compliance with these covenants at March 31, 2022.

As of March 31, 2022, we had no borrowings outstanding under our revolving credit facility. We had $0.1 million in letters of credit outstanding under the Credit Agreement at March 31, 2022 and, as a result, had available borrowing capacity of approximately $600 million at that date.

2015 Reimbursement Agreement — On March 16, 2015, we entered into a Reimbursement Agreement (the “Reimbursement Agreement”) with The Bank of Nova Scotia (“Scotiabank”), pursuant to which we may from time to time request that Scotiabank issue an unspecified amount of letters of credit. As of March 31, 2022, we had $71.4 million in letters of credit outstanding under the Reimbursement Agreement.

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

Interest expense related to the amortization of debt issuance costs was approximately $0.3 million for each of the three month periods ended March 31, 2022 and 2021.

Presented below is a schedule of the principal repayment requirements of long-term debt as of March 31, 2022 (in thousands):

Year ending December 31,
2022	$—
2023	—
2024	—
2025	—
2026	—
Thereafter	858,755
Total	$858,755

9. Commitments and Contingencies

As of March 31, 2022, we maintained letters of credit in the aggregate amount of $71.5 million primarily for the benefit of various insurance companies as collateral for retrospective premiums and retained losses which could become payable under the terms of the underlying insurance contracts. These letters of credit expire annually at various times during the year and are typically renewed. As of March 31, 2022, no amounts had been drawn under the letters of credit.

As of March 31, 2022, we had commitments to purchase major equipment totaling approximately $93.6 million for our contract drilling, pressure pumping, directional drilling and oilfield rentals businesses.

We are party to various legal proceedings arising in the normal course of our business. We do not believe that the outcome of these proceedings, either individually or in the aggregate, will have a material adverse effect on our financial condition, cash flows or results of operations.

10. Stockholders’ Equity

Cash Dividend — On April 27, 2022, our Board of Directors approved a cash dividend on our common stock in the amount of $0.04 per share to be paid on June 16, 2022 to holders of record as of June 2, 2022. The amount and timing of all future dividend payments, if any, are subject to the discretion of the Board of Directors and will depend upon business conditions, results of operations, financial condition, terms of our debt agreements and other factors. Our Board of Directors may, without advance notice, reduce or suspend our dividend in order to improve our financial flexibility and position our company for long-term success. There can be no assurance that we will pay a dividend in the future.

Share Repurchases and Acquisitions — In September 2013, our Board of Directors approved a stock buyback program. In July 2019, our Board of Directors increased the amount authorized to be repurchased under the program to up to $250 million of our common stock. All purchases executed to date have been through open market transactions. Purchases under the program are made at management’s discretion, at prevailing prices, subject to market conditions and other factors. Purchases may be made at any time without prior notice. There is no expiration date associated with the program. As of March 31, 2022, we had remaining authorization to purchase approximately $130 million of our outstanding common stock under the program. Shares of stock purchased under the program are held as treasury shares.

Treasury stock acquisitions during the three months ended March 31, 2022 were as follows (dollars in thousands):

	Shares	Cost
Treasury shares at beginning of period	84,128,995	$1,372,641
Acquisitions pursuant to long-term incentive plan	871	13
Treasury shares at end of period	84,129,866	$1,372,654

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

Stock Options — We estimate the grant date fair values of stock options using the Black-Scholes-Merton valuation model. Volatility assumptions are based on the historic volatility of our common stock over the most recent period equal to the expected term of the options as of the date such options are granted. The expected term assumptions are based on our experience with respect to employee stock option activity. Dividend yield assumptions are based on the expected dividends at the time the options are granted. The risk-free interest rate assumptions are determined by reference to United States Treasury yields. No options were granted during the three months ended March 31, 2022 or 2021.

Stock option activity from January 1, 2022 to March 31, 2022 follows:

		Weighted
		Average
	Underlying	Exercise Price
	Shares	Per Share
Outstanding at January 1, 2022	3,720,150	$20.93
Exercised	—	$—
Expired	—	$—
Outstanding at March 31, 2022	3,720,150	$20.93
Exercisable at March 31, 2022	3,720,150	$20.93

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

Restricted stock unit activity from January 1, 2022 to March 31, 2022 follows:

			Weighted
			Average Grant
	Time	Performance	Date Fair Value
	Based	Based	Per Share
Non-vested restricted stock units outstanding at January 1, 2022	3,044,719	359,315	$8.31
Granted	109,467	—	$8.45
Vested	(149,847)	—	$7.49
Forfeited	(11,196)	—	$9.71
Non-vested restricted stock units outstanding at March 31, 2022	2,993,143	359,315	$8.35

As of March 31, 2022, we had unrecognized compensation cost related to our unvested restricted stock units totaling $15.1 million. The weighted-average remaining vesting period for these unvested restricted stock units was 1.44 years.

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

The performance goals for the Performance Units are tied to our total shareholder return for the performance period as compared to total shareholder return for a peer group determined by the Compensation Committee. For the performance units granted in April 2021, the peer group includes three market indices. The performance goals are considered to be market conditions under the relevant accounting standards and the market conditions were factored into the determination of the fair value of the respective Performance Units. For the Performance Units granted beginning in April 2019, the recipients will receive the target number of shares if our total shareholder return during the performance period, when compared to the peer group, is at the 55th percentile. If our total shareholder return during the performance period, when compared to the peer group, is at the 75th percentile or higher, then the recipients will receive two times the target number of shares. If our total shareholder return during the performance period, when compared to the peer group, is at the 25th percentile, then the recipients will only receive one-half of the target number of shares. If our total shareholder return during the performance period, when compared to the peer group, is between the 25th and 55th percentile, or the 55th and 75th percentile, then the shares to be received by the recipients will be determined using linear interpolation for levels of achievement between these points.

For the Performance Units granted beginning in April 2019, the payout shall not exceed the target number of shares if our total shareholder return is negative or zero. Additionally, the Performance Units granted in April 2020 will not pay out if our total shareholder return is not equal to or greater than the total stockholder return of the S&P 500 Index for the performance period.

The total target number of shares with respect to the Performance Units for the awards granted in 2018-2021 is set forth below:

	2021	2020	2019	2018
	Performance	Performance	Performance	Performance
	Unit Awards	Unit Awards	Unit Awards	Unit Awards
Target number of shares	843,000	500,500	489,800	310,700

In April 2021, 621,400 shares were issued to settle the 2018 Performance Units. In April 2022, 979,600 shares were issued to settle the 2019 Performance Units. The Performance Units granted in 2020 and 2021 have not reached the end of their respective performance periods.

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

These fair value amounts are charged to expense on a straight-line basis over the performance period. Compensation expense associated with the Performance Units is shown below (in thousands):

	2021	2020	2019	2018
	Performance	Performance	Performance	Performance
	Unit Awards	Unit Awards	Unit Awards	Unit Awards
Three months ended March 31, 2022	$602	$69	$830	NA
Three months ended March 31, 2021	NA	$69	$830	$667

As of March 31, 2022, we had unrecognized compensation cost related to our unvested Performance Units totaling $5.1 million. The weighted-average remaining vesting period for these unvested Performance Units was 1.20 years.

Phantom Units — In May 2020, the Compensation Committee approved a grant of long-term performance-based phantom units to our Chief Executive Officer and President, William A. Hendricks, Jr (the “Phantom Units”). The Phantom Units were granted outside of the 2014 Plan. Pursuant to this phantom unit grant, Mr. Hendricks may earn from 0% to 200% of a target award of 298,500 phantom units based on our achievement of the same performance conditions over the same performance period that applies to the Performance Units granted in April 2020, as described above. Earned Phantom Units, if any, will be settled in 2023, following completion of the three-year performance period, in a cash payment equal to the number of earned phantom units multiplied by our average trading price per share over the twenty consecutive trading days ending March 31, 2023. Because the Phantom Units are cash-settled awards, they are accounted for as a liability classified award. The grant date fair value of the Phantom Units was $1.2 million. Compensation expense is recognized on a straight-line basis over the performance period, with the amount recognized fluctuating as a result of the Phantom Units being remeasured to fair value at the end of each reporting period due to their liability-award classification. We recognized $3.1 million and $0.5 million compensation expense associated with the Phantom Units during the three months ended March 31, 2022 and 2021, respectively.

12. Income Taxes

Our effective income tax rate fluctuates from the U.S. statutory tax rate based on, among other factors, changes in pretax income in jurisdictions with varying statutory tax rates, the impact of U.S. state and local taxes, the realizability of deferred tax assets and other differences related to the recognition of income and expense between U.S. GAAP and tax accounting.

Our effective income tax rate for the three months ended March 31, 2022 was (3.3)%, compared with 16.5% for the three months ended March 31, 2021. The lower effective income tax rate for the three months ended March 31, 2022 was primarily attributable to the impact of valuation allowances on deferred tax assets as well as income tax expense included in the first quarter of 2022 for Colombia and certain U.S. states.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized, and when necessary valuation allowances are provided. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. We assess the realizability of our deferred tax assets quarterly and consider carryback availability, the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. In the first quarter of 2022, the effective tax rate takes into consideration the estimated valuation allowance based on forecasted 2022 income.

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

The following table presents information necessary to calculate net loss per share for the three months ended March 31, 2022 and 2021 as well as potentially dilutive securities excluded from the weighted average number of diluted common shares outstanding because their inclusion would have been anti-dilutive (in thousands, except per share amounts):

	Three Months Ended
	March 31,
	2022	2021
BASIC EPS:
Net loss attributed to common stockholders	$(28,777)	$(106,413)
Weighted average number of common shares outstanding, excluding non-vested shares of restricted stock	215,267	187,677
Basic net loss per common share	$(0.13)	$(0.57)
DILUTED EPS:
Net loss attributed to common stockholders	$(28,777)	$(106,413)
Weighted average number of common shares outstanding, excluding non-vested shares of restricted stock	215,267	187,677
Add dilutive effect of potential common shares	—	—
Weighted average number of diluted common shares outstanding	215,267	187,677
Diluted net loss per common share	$(0.13)	$(0.57)
Potentially dilutive securities excluded as anti-dilutive	10,739	8,941

14. Business Segments

At March 31, 2022, we had three reportable business segments: (i) contract drilling of oil and natural gas wells, (ii) pressure pumping services and (iii) directional drilling services. Each of these segments represents a distinct type of business and has a separate management team that reports to our chief operating decision maker. The results of operations in these segments are regularly reviewed by the chief operating decision maker for purposes of determining resource allocation and assessing performance.

The following tables summarize selected financial information relating to our business segments (in thousands):

	Three Months Ended
	March 31,
	2022	2021
Revenues:
Contract drilling	$259,683	$133,662
Pressure pumping	189,590	75,839
Directional drilling	43,334	19,670
Other operations (1)	25,026	14,566
Elimination of intercompany revenues - Contract drilling (2)	(3,043)	(161)
Elimination of intercompany revenues - Other operations (2)	(5,215)	(2,647)
Total revenues	$509,375	$240,929

Income (loss) before income taxes:
Contract drilling	$(3,164)	$(48,621)
Pressure pumping	6,421	(39,739)
Directional drilling	1,788	(4,923)
Other operations	741	(4,556)
Corporate	(24,667)	(19,688)
Interest income	15	139
Interest expense	(10,565)	(10,009)
Other	1,582	14
Loss before income taxes	$(27,849)	$(127,383)

Depreciation, depletion, amortization and impairment:
Contract drilling	$82,023	$101,674
Pressure pumping	23,785	37,385
Directional drilling	3,344	6,497
Other operations	6,397	5,824
Corporate	1,389	1,502
Total depreciation, depletion, amortization and impairment	$116,938	$152,882

Capital expenditures:
Contract drilling	$51,710	$11,427
Pressure pumping	33,462	4,068
Directional drilling	2,966	104
Other operations	6,202	2,744
Corporate	488	180
Total capital expenditures	$94,828	$18,523

	March 31, 2022	December 31, 2021
Identifiable assets:
Contract drilling	$2,166,964	$2,169,501
Pressure pumping	444,486	458,202
Directional drilling	97,093	87,285
Other operations	91,344	85,932
Corporate (3)	89,077	156,928
Total assets	$2,888,964	$2,957,848

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

The estimated fair value of our outstanding debt balances as of March 31, 2022 and December 31, 2021 is set forth below (in thousands):

	March 31, 2022		December 31, 2021
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
3.95% Senior Notes	$509,505	$478,462	$509,505	$511,652
5.15% Senior Notes	349,250	341,214	349,250	359,142
Total debt	$858,755	$819,676	$858,755	$870,794

The fair values of the 3.95% Senior Notes and the 5.15% Senior Notes at March 31, 2022 and December 31, 2021 are based on quoted market prices, which are considered Level 1 fair value estimates in the fair value hierarchy of fair value accounting. The fair values of the 3.95% Senior Notes implied a 5.18% market rate of interest at March 31, 2022 and a 3.87% market rate of interest at December 31, 2021, based on their quoted market prices. The fair values of the 5.15% Senior Notes implied a 5.53% market rate of interest at March 31, 2022 and a 4.72% market rate of interest at December 31, 2021, based on their quoted market prices.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

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
•
the impact of the ongoing conflict in Ukraine;
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

We caution that the foregoing list of factors is not exhaustive. Additional information concerning these and other risk factors is contained elsewhere in this Report and in our Annual Report on Form 10-K for the year ended December 31, 2021 and may be contained in our future filings with the SEC. You are cautioned not to place undue reliance on any of our forward-looking statements. The forward-looking statements speak only as of the date made and, other than as required by law, we undertake no obligation to update publicly or revise any of these forward-looking statements, whether as a result of new information, future events or otherwise. In the event that we update any forward-looking statement, no inference should be made that we will make additional updates with respect to that statement, related matters or any other forward-looking statements. All subsequent written and oral forward-looking statements concerning us or other matters and attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements above.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

In November 2020, the U.S. Securities and Exchange Commission (the “SEC”) adopted the final rule under SEC Release No. 33-10890, Management’s Discussion and Analysis, Selected Financial Data, and Supplementary Financial Information, to modernize and simplify Management’s Discussion and Analysis and certain financial disclosure requirements. The final rule became effective on February 10, 2021 and must be applied in a registrant’s first fiscal year ending on or after August 9, 2021. Under the amendments to Item 303 of Regulation S-K contained in SEC Release No. 33-10890, we have the option, in discussing any material changes in our results of operations for the most recently completed quarter, of using as the basis for comparison either the corresponding quarter for the preceding fiscal year or, in the alternative, the immediately preceding sequential quarter. We have elected the latter alternative, as management believes that comparing current quarter results to those of the immediately preceding quarter is more useful in identifying current business trends and provides a more meaningful comparison.

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

Reduced demand for crude oil and refined products related to the COVID-19 pandemic led to a significant reduction in crude oil prices and demand for drilling and completion services in 2020 and early 2021. However, fundamentals for oil and gas have improved over the last six months, and the resulting rapid increase in demand and activity for equipment and services has led to a strong pricing environment in the U.S. drilling and completions market. The supply for high-quality equipment is now very limited. We expect the market for our equipment and services to continue to remain tight and for pricing to continue to increase. The current demand for equipment and services and strong pricing environment remain dependent on macro conditions, including commodity prices, geopolitical environment, response to the COVID-19 pandemic (including any resurgences and/or lockdowns in the United States and abroad) and continued focus by exploration and production companies and service companies on capital discipline. Oil prices averaged $94.45 per barrel in the first quarter of 2022, as compared to $77.45 per barrel in the fourth quarter of 2021 and $58.09 per barrel in the first quarter of 2021.

Due to improving activity levels, supply chain disruptions and increasing tightness in the overall labor market, we continue to see general oilfield cost inflation across our segments, including increases in the cost of labor, services and supplies. Supply chain disruptions and the increasing challenge of attracting employees to the industry are increasing the complexity of reactivating equipment.

Pricing for all of our services increased during the first quarter of 2022 due in part to the limited supply of readily available, high-quality drilling and completion equipment.

Our average active rig count in the United States for the first quarter of 2022 was 115 rigs. This was an increase from our average active rig count for the fourth quarter of 2021 of 106. Based on contracts currently in place in the United States, we expect an average of 57 rigs operating under term contracts (contracts with a duration of six months or more) during the second quarter of 2022 and an average of 43 rigs operating under term contracts during the twelve months ending March 31, 2023.

We ended the first quarter with 11 active pressure pumping spreads consistent with the fourth quarter in 2021. Our average active spread count was 11 spreads for the first quarter. We calculated average active spreads as the average number of spreads that were crewed and actively marketed during the period. We expect to end the second quarter with 12 active pressure pumping spreads.

We currently expect our 2022 capital expenditures to be approximately $350 million.

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

On December 31, 2021, we completed the sale of the acquired well servicing rig business and wireline business (collectively, “Pioneer Production Services”), to Clearwell Dynamics, LLC (“Clearwell”). The sale price was $43.0 million in cash consideration, subject to customary purchase price adjustments at closing for cash and working capital. The results of operations of these businesses were presented as a discontinued operation during the fourth quarter of 2021. In connection with the sale of our Pioneer Production Services business, we entered into a transition services agreement with Clearwell, pursuant to which we agreed to provide each other certain administrative and operational services on an interim, transitional basis through June 30, 2022.

On December 30, 2021, we repaid the final $50 million of borrowings under the 2019 Term Loan Agreement (“Term Loan Agreement”), and as a result had no remaining borrowings under the Term Loan Agreement as of December 31, 2021.

Impact on our Business from Oil and Natural Gas Prices and Other Factors — Our revenues, profitability and cash flows are highly dependent upon prevailing prices for oil and natural gas and upon our customers’ ability to access capital to fund their operating and capital expenditures. During periods of improved oil and natural gas prices, the capital spending budgets of oil and natural gas operators tend to expand, which generally results in increased demand for our services. Conversely, in periods when oil and natural gas prices are relatively low or when our customers have a reduced ability to access capital, the demand for our services generally weakens, and we experience downward pressure on pricing for our services. We may also be impacted by delayed customer payments and payment defaults associated with customer liquidity issues and bankruptcies.

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

In addition to the dependence on oil and natural gas prices and demand for our services, we are highly impacted by operational risks, competition, labor issues, weather, the availability, from time to time, of products used in our pressure pumping business, supplier delays and various other factors that could materially adversely affect our business, financial condition, cash flows and results of operations, including as a result of the COVID-19 pandemic. Please see Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

For the three months ended March 31, 2022, December 31, 2021 and March 31, 2021, our operating revenues consisted of the following (dollars in thousands):

	Three Months Ended
	March 31,		December 31,		March 31,
	2022		2021		2021
Contract drilling	$256,640	50.4%	$230,872	49.5%	$133,501	55.4%
Pressure pumping	189,590	37.2%	183,292	39.3%	75,839	31.5%
Directional drilling	43,334	8.5%	35,214	7.5%	19,670	8.2%
Other operations	19,811	3.9%	17,115	3.7%	11,919	4.9%
	$509,375	100.0%	$466,493	100.0%	$240,929	100.0%

Contract Drilling

We have addressed our customers’ needs for drilling horizontal wells in shale and other unconventional resource plays by improving the capabilities of our drilling fleet during the last several years. The U.S. land rig industry has in recent years referred to certain high specification rigs as “super-spec” rigs, which we consider to be at least a 1,500 horsepower, AC-powered rig that has at least a 750,000-pound hookload, a 7,500-psi circulating system, and is pad-capable. Due to evolving customer preferences, we have begun to refer to certain premium rigs as “Tier-1, super spec” rigs, which we consider as being a super-spec rig that also has a third mud pump and raised drawworks that allow for more clearance underneath the rig floor. As of March 31, 2022, our rig fleet included 171 super-spec rigs, of which 109 were Tier-1, super-spec rigs.

We maintain a backlog of commitments for contract drilling services under term contracts, which we define as contracts with a duration of six months or more. Our contract drilling backlog in the United States as of March 31, 2022 was approximately $400 million. Approximately 27% of the total contract drilling backlog in the United States at March 31, 2022 is reasonably expected to remain at March 31, 2023. We generally calculate our backlog by multiplying the dayrate under our term drilling contracts by the number of days remaining under the contract. The calculation does not include any revenues related to fees for other services such as for mobilization, other than initial mobilization, demobilization and customer reimbursables, nor does it include potential reductions in rates for unscheduled standby or during periods in which the rig is moving or incurring maintenance and repair time in excess of what is permitted under the drilling contract. For contracts that contain variable dayrate pricing, our backlog calculation uses the dayrate in effect for periods where the dayrate is fixed, and, for periods that remain subject to variable pricing, uses the commodity price in effect at March 31, 2022. In addition, our term drilling contracts are generally subject to termination by the customer on short notice and provide for an early termination payment to us in the event that the contract is terminated by the customer. For contracts on which we have received notice for the rig to be placed on standby, our backlog calculation uses the standby rate for the period over which we expect to receive the standby rate. For contracts on which we have received an early termination notice, our backlog calculation includes the early termination rate, instead of the dayrate, for the period over which we expect to receive the lower rate. Please see “Our Current Backlog of Contract Drilling Revenue May Decline and May Not Ultimately Be Realized, as Fixed-Term Contracts May in Certain Instances Be Terminated Without an Early Termination Payment” included in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

Pressure Pumping

As of March 31, 2022, we had approximately 1.1 million horsepower in our pressure pumping fleet. We provide pressure pumping services to oil and natural gas operators primarily in Texas and the Appalachian region. Substantially all of the revenue in the pressure pumping segment is from well stimulation services, such as hydraulic fracturing, for completion of new wells and remedial work on existing wells. We also provide cementing services through the pressure pumping segment.

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

Results of Operations

The following tables summarize results of operations by business segment for the three months ended March 31, 2022, December 31, 2021 and March 31, 2021:

	Three Months Ended
	March 31,	December 31,	March 31,	% Change
Contract Drilling	2022	2021	2021	Sequential	Year-over-year
	(dollars in thousands)
Revenues	$256,640	$230,872	$133,501	11.2%	92.2%
Direct operating costs	176,706	172,407	79,378	2.5%	122.6%
Adjusted gross margin (1)	79,934	58,465	54,123	36.7%	47.7%
Selling, general and administrative	1,071	1,353	1,058	(20.8)%	1.2%
Depreciation, amortization and impairment	82,023	321,453	101,674	(74.5)%	(19.3)%
Other operating expenses, net	4	8	12	(50.0)%	(66.7)%
Operating loss	$(3,164)	$(264,349)	$(48,621)	(98.8)%	(93.5)%
Operating days - U.S. (2)	10,362	9,764	6,183	6.1%	67.6%
Average revenue per operating day - U.S.	$23.13	$22.03	$21.59	5.0%	7.1%
Average direct operating costs per operating day - U.S.	$15.96	$16.58	$12.83	(3.8)%	24.3%
Average adjusted gross margin per operating day - U.S. (1)	$7.17	$5.45	$8.76	31.6%	(18.1)%
Average rigs operating - U.S.	115	106	69	8.5%	67.6%
Capital expenditures	$51,710	$53,186	$11,427	(2.8)%	352.5%

(1)
Adjusted gross margin is defined as revenues less direct operating costs and excludes selling, general and administrative expenses, depreciation, amortization and impairment and other operating expenses, net. Average adjusted gross margin per operating day is defined as adjusted gross margin divided by operating days.
(2)
A rig is considered to be operating if it is earning revenue pursuant to a contract on a given day.

Sequential quarter comparison

Total revenues increased primarily due to an increase in operating days and improved pricing. Average revenue per operating day increased primarily due to improved pricing.

Direct operating costs were nearly flat due to the offsetting effects of an increase in operating days coupled with lower average direct operating costs per operating day. Average direct operating costs per operating day decreased partially due to fewer rig reactivations in the first quarter of 2022.

Depreciation, amortization and impairment expense decreased primarily due to a $220 million impairment charge taken in the fourth quarter of 2021 related to the abandonment of 43 legacy non-super-spec rigs and equipment. Approximately $19 million of the sequential quarter decrease in depreciation, amortization and impairment expense was attributable to a lower depreciable asset base in the first quarter of 2022, which resulted from the impairment charge taken in the fourth quarter of 2021.

Year-to-year quarter comparison

Total revenues increased primarily due to an increase in operating days as average rigs operating in the U.S. increased 67.6%.

Direct operating costs increased due to an increase in operating days and higher operating costs. Average direct operating costs per operating day increased primarily due to a lower portion of our rigs being on standby, increased reactivation costs and inflationary cost pressure beginning in the second half of 2021. Rigs on standby have very little associated cost.

Depreciation, amortization and impairment expense decreased primarily due to a lower depreciable asset base in the first quarter of 2022 as a result of the $220 million impairment charge taken in the fourth quarter of 2021.

The increase in capital expenditures was primarily due to higher maintenance capital expenditures and upgrading of certain rig components.

	Three Months Ended
	March 31,	December 31,	March 31,	% Change
Pressure Pumping	2022	2021	2021	Sequential	Year-over-year
	(dollars in thousands)
Revenues	$189,590	$183,292	$75,839	3.4%	150.0%
Direct operating costs	157,468	162,397	76,510	(3.0)%	105.8%
Adjusted gross margin (1)	32,122	20,895	(671)	53.7%	NA
Selling, general and administrative	1,916	1,982	1,683	(3.3)%	13.8%
Depreciation, amortization and impairment	23,785	60,342	37,385	(60.6)%	(36.4)%
Operating income (loss)	$6,421	$(41,429)	$(39,739)	NA	NA
Average active spreads (2)	11	10	7	10.0%	57.1%
Fracturing jobs	128	130	71	(1.5)%	80.3%
Other jobs	177	163	200	8.6%	(11.5)%
Total jobs	305	293	271	4.1%	12.5%
Average revenue per fracturing job	$1,449.30	$1,377.58	$977.89	5.2%	48.2%
Average revenue per other job	$23.05	$25.81	$32.05	(10.7)%	(28.1)%
Average revenue per total job	$621.61	$625.57	$279.85	(0.6)%	122.1%
Average direct operating costs per total job	$516.29	$554.26	$282.32	(6.9)%	82.9%
Average adjusted gross margin per total job (1)	$105.32	$71.31	$(2.48)	47.7%	NA
Adjusted gross margin as a percentage of revenues (1)	16.9%	11.4%	(0.9)%	48.6%	NA
Capital expenditures	$33,462	$15,219	$4,068	119.9%	722.6%

(1)
Adjusted gross margin is defined as revenues less direct operating costs and excludes selling, general and administrative expenses and depreciation, amortization and impairment. Average adjusted gross margin per total job is defined as adjusted gross margin divided by total jobs. Adjusted gross margin as a percentage of revenues is defined as adjusted gross margin divided by revenues.
(2)
Average active spreads is the average number of spreads that were crewed and actively marketed during the period.

Sequential quarter comparison

Generally, the revenues in our pressure pumping segment are most impacted by the number and design of fracturing jobs (including whether or not we provide proppant and other materials). Direct operating costs are also impacted by these same factors. Our average revenue per fracturing job is largely dependent on the pricing terms of our pressure pumping contracts and the size of the jobs.

Our average revenue per total job remained relatively constant between the periods. The impact from improved pricing for our higher revenue fracturing jobs was offset as our mix of total jobs shifted slightly toward our other jobs. Average direct operating costs per total job decreased as a result of a $9.9 million benefit from a sales and use tax refund. Without this benefit, average direct operating costs would have been consistent with the previous quarter.

Depreciation, amortization and impairment expense decreased sequentially primarily due to a $32.2 million impairment charge taken in the fourth quarter of 2021 related to the abandonment of approximately 0.2 million horsepower within our pressure pumping fleet. Approximately $4.4 million of the sequential quarter decrease in depreciation, amortization and impairment expense was attributable to a lower depreciable asset base in the first quarter of 2022, which resulted from the impairment charge taken in the fourth quarter of 2021.

The increase in capital expenditures was primarily due to costs associated with upgrades and the reactivation of our twelfth spread, which we expect to become operational during the second quarter of 2022, as well as the increase in maintenance capital expenditures commensurate with higher activity.

Year-to-year quarter comparison

Total revenues increased primarily due to increased activity and improved pricing. Direct operating costs increased primarily due to increased activity.

Our average revenue per total job increased due to improved pricing and a mix of activity weighted toward higher revenue fracturing jobs. Average direct operating costs per total job increased also as a result of the significant increase in fracturing jobs.

Depreciation, amortization and impairment expense decreased primarily due to a lower depreciable asset base in the first quarter of 2022 as a result of the $32.2 million impairment charge taken in the fourth quarter of 2021.

The increase in capital expenditures was primarily due to costs associated with reactivating stacked equipment as well as upgrades and the increase in maintenance capital expenditures commensurate with higher activity.

	Three Months Ended
	March 31,	December 31,	March 31,	% Change
Directional Drilling	2022	2021	2021	Sequential	Year-over-year
	(dollars in thousands)
Revenues	$43,334	$35,214	$19,670	23.1%	120.3%
Direct operating costs	36,954	34,261	16,637	7.9%	122.1%
Adjusted gross margin (1)	6,380	953	3,033	569.5%	110.4%
Selling, general and administrative	1,248	1,233	1,459	1.2%	(14.5)%
Depreciation, amortization and impairment	3,344	20,407	6,497	(83.6)%	(48.5)%
Operating income (loss)	$1,788	$(20,687)	$(4,923)	NA	NA
Capital expenditures	$2,966	$3,978	$104	(25.4)%	2,751.9%

(1)
Adjusted gross margin is defined as revenues less direct operating costs and excludes selling, general and administrative expenses and depreciation and amortization.

Sequential quarter comparison

Directional drilling revenue increased primarily due to increased job activity and improved pricing. We averaged 42 jobs per day in the first quarter of 2022 as compared to 36 jobs per day in the fourth quarter of 2021.

Direct operating costs were higher by $2.7 million, or 7.9%. However, the sequential quarter increase would have been $6.7 million, a 22.1% increase, if not for a $4.0 million inventory write-down in the fourth quarter of 2021. This increase was primarily due to increased job activity.

Depreciation, amortization and impairment expense decreased primarily due to the abandonment of an $11.4 million developed technology intangible asset and $2.5 million of directional drilling equipment during the fourth quarter of 2021. Approximately $3.2 million of the sequential quarter decrease in depreciation, amortization and impairment expense was attributable to a lower depreciable asset base in the first quarter of 2022, which resulted from these abandonment charges in the fourth quarter of 2021.

Year-to-year quarter comparison

Directional drilling revenue and direct operating costs increased primarily due to increased job activity and improved pricing. We averaged 42 jobs per day in the first quarter of 2022 as compared to 22 jobs per day in the first quarter of 2021.

Depreciation, amortization and impairment expense decreased primarily due to a lower depreciable asset base in the first quarter of 2022 as a result of the abandonment of an $11.4 million developed technology intangible asset and $2.5 million of directional drilling equipment during the first quarter of 2021.

Capital expenditures increased due to higher levels of activity requiring premium equipment to meet market demands.

	Three Months Ended
	March 31,	December 31,	March 31,	% Change
Other Operations	2022	2021	2021	Sequential	Year-over-year
	(dollars in thousands)
Revenues	$19,811	$17,115	$11,919	15.8%	66.2%
Direct operating costs	12,084	9,832	10,226	22.9%	18.2%
Adjusted gross margin (1)	7,727	7,283	1,693	6.1%	356.4%
Selling, general and administrative	589	454	425	29.8%	38.6%
Depreciation, depletion, amortization and impairment	6,397	7,556	5,824	(15.3)%	9.8%
Operating income (loss)	$741	$(727)	$(4,556)	NA	NA
Capital expenditures	$6,202	$2,632	$2,744	135.6%	126.0%

(1)
Adjusted gross margin is defined as revenues less direct operating costs and excludes selling, general and administrative expense and depreciation, depletion, amortization and impairment.

Sequential quarter comparison

Other operations revenue and direct operating costs increased primarily due to a $1.1 million increase in oil and natural gas revenues as a result of favorable crude oil market prices as well as a higher volume of services provided by our oilfield rentals business. Average WTI-Cushing prices for the first quarter of 2022 were $94.45 per barrel as compared to $77.45 per barrel in the fourth quarter of 2021. Because the increase in revenues was driven by market pricing, we did not have a commensurate increase in direct operating costs for our oil and natural gas business. The increase in direct operating costs were primarily related to the higher volume of services provided by our oilfield rentals business and inflationary cost pressure.

Depreciation, depletion, amortization and impairment expense decreased primarily due to the $1.3 million impairment of oil and natural gas assets during the fourth quarter of 2021. Without the impairment charge in the fourth quarter of 2021, depreciation, depletion, amortization and impairment expense for the first quarter of 2022 would have been consistent with the previous quarter.

The increase in capital expenditures was primarily related to incremental spending in our oilfield rentals and oil and natural gas businesses.

Year-to-year quarter comparison

Other operations revenue and direct operating costs increased primarily due to a $4.1 million increase in oilfield rental revenues, which resulted from a higher volume of services provided by our oilfield rentals business as well as a $3.8 million increase in oil and natural gas revenues as a result of favorable crude oil market prices. Average WTI-Cushing prices for the first quarter of 2022 were $94.45 per barrel as compared to $58.09 per barrel in the first quarter of 2021. Because the increase in revenues was driven by market pricing, we did not have a commensurate increase in direct operating costs for our oil and natural gas business. The increase in direct operating costs were primarily related to the higher volume of services provided by our oilfield rentals business.

The increase in capital expenditures was primarily related to incremental spending in our oilfield rentals and oil and natural gas businesses.

	Three Months Ended
	March 31,	December 31,	March 31,	% Change
Corporate	2022	2021	2021	Sequential	Year-over-year
	(dollars in thousands)
Selling, general and administrative	$22,637	$19,184	$17,933	18.0%	26.2%
Merger and integration expenses	$1,863	9,994	$—	(81.4)%	NA
Depreciation	$1,389	$1,436	$1,502	(3.3)%	(7.5)%
Other operating expenses (income), net
Net (gain) loss on asset disposals	$(1,113)	$4,169	$(841)	NA	32.3%
Legal-related expenses and settlements	118	48	470	145.8%	(74.9)%
Research and development	245	250	624	(2.0)%	(60.7)%
Other	(472)	31	—	NA	NA
Other operating expenses (income), net	$(1,222)	$4,498	$253	NA	NA
Credit loss expense	$—	(1,500)	$—	(100.0)%	NA
Interest income	$15	$26	$139	(42.3)%	(89.2)%
Interest expense	$10,565	$10,582	$10,009	(0.2)%	5.6%
Other income (expense)	$1,582	$(1,115)	$14	NA	11,200.0%
Capital expenditures	$488	$468	$180	4.3%	171.1%

Sequential quarter comparison

Selling, general and administrative expense increased primarily due to the fair value remeasurement of outstanding phantom unit awards. See Note 11 of Notes to unaudited condensed consolidated financial statements for additional information on phantom unit awards as of March 31, 2022.

Merger and integration expenses decreased as the majority of costs related to the Pioneer acquisition, which closed on October 1, 2021, and the subsequent divestiture of Pioneer’s well servicing rig business and wireline business, which closed on December 31, 2021, were incurred in during the fourth quarter of 2021.

Other operating expenses (income), net includes net gains associated with the disposal of assets. Accordingly, the related gains or losses have been excluded from the results of specific segments. The $5.7 million change in other operating expense (income), net was primarily due to a $4.6 million loss on sale of equipment during the fourth quarter of 2021.

During the fourth quarter of 2021, we reversed $1.5 million of our credit loss provision related to certain customers who had previously experienced a deterioration in credit quality. We subsequently recovered portions of those accounts initially deemed uncollectible, which led to the reversal in the fourth quarter of 2021.

The $2.7 million change in other income (expense) between the fourth quarter of 2021 and the first quarter of 2022 was primarily due to foreign currency adjustments.

Year-to-year quarter comparison

Selling, general and administrative expense increased primarily due to the fair value remeasurement of outstanding phantom unit awards. See Note 11 of Notes to unaudited condensed consolidated financial statements for additional information on phantom unit awards as of March 31, 2022.

Income Taxes

Our effective income tax rate fluctuates from the U.S. statutory tax rate based on, among other factors, changes in pretax income in jurisdictions with varying statutory tax rates, the impact of U.S. state and local taxes, the realizability of deferred tax assets and other differences related to the recognition of income and expense between U.S. GAAP and tax accounting.

Our effective income tax rate for the three months ended March 31, 2022 was (3.3)%, compared with 16.5% for the three months ended March 31, 2021. The lower effective income tax rate for the three months ended March 31, 2022 was primarily attributable to the impact of valuation allowances on deferred tax assets as well as income tax expense included in the first quarter of 2022 for Colombia and certain U.S. states.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized, and when necessary valuation allowances are provided. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. We assess the realizability of our deferred tax assets quarterly and consider carryback availability, the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. In the first quarter of 2022, the effective tax rate takes into consideration the estimated valuation allowance based on forecasted 2022 income.

We continue to monitor income tax developments in the United States and other countries where we have legal entities. We will incorporate into our future financial statements the impacts, if any, of future regulations and additional authoritative guidance when finalized.

Liquidity and Capital Resources

Our primary sources of liquidity are cash and cash equivalents, availability under our revolving credit facility and cash provided by operating activities. As of March 31, 2022, we had approximately $137 million in working capital, including $48.3 million of cash and cash equivalents, and approximately $600 million available under our revolving credit facility.

We have an amended and restated credit agreement (the “Credit Agreement”), which is a committed senior unsecured revolving credit facility that permits aggregate borrowings of up to $600 million, including a letter of credit facility that, at any time outstanding, is limited to $150 million and a swing line facility that, at any time outstanding, is limited to $20 million. As of March 31, 2022, we had no borrowings outstanding under our revolving credit facility, and $0.1 million in letters of credit outstanding under the Credit Agreement and, as a result, had available borrowing capacity of approximately $600 million at that date. Of the revolving credit commitments, $50 million expires on March 27, 2024, and the remaining $550 million expires on March 27, 2025. Subject to customary conditions, we may request that the lenders’ aggregate commitments be increased by up to $300 million, not to exceed total commitments of $900 million. Additionally, we have the option, subject to certain conditions, to exercise one one-year extension of the maturity date.

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

Our outstanding debt at March 31, 2022 was $859 million and consisted of $510 million of 3.95% Senior Notes due 2028 (the “2028 Notes”) and $349 million of 5.15% Senior Notes due 2029 (the “2029 Notes”). We were in compliance with all covenants at March 31, 2022.

For a full description of the Credit Agreement, the Reimbursement Agreement, the 2028 Notes and the 2029 Notes, please see Note 8 of Notes to unaudited condensed consolidated financial statements.

We had $71.5 million of outstanding letters of credit at March 31, 2022, which were comprised of $71.4 million outstanding under the Reimbursement Agreement and $0.1 million outstanding under the Credit Agreement. We maintain these letters of credit primarily for the benefit of various insurance companies as collateral for retrospective premiums and retained losses which could become payable under terms of the underlying insurance contracts. These letters of credit expire annually at various times during the year and are typically renewed. As of March 31, 2022, no amounts had been drawn under the letters of credit.

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

During the three months ended March 31, 2022, our sources of cash flow included:

•
$33.7 million from operating activities, and
•
$3.6 million in proceeds from the disposal of property and equipment.

During the three months ended March 31, 2022, we used $8.6 million to pay dividends on our common stock and $96.9 million:

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

We paid cash dividends during the three months ended March 31, 2022 as follows:

	Per Share	Total
		(in thousands)
Paid on March 17, 2022	$0.04	$8,611

On April 27, 2022, our Board of Directors approved a cash dividend on our common stock in the amount of $0.04 per share to be paid on June 16, 2022 to holders of record as of June 2, 2022. The amount and timing of all future dividend payments, if any, are subject to the discretion of the Board of Directors and will depend upon business conditions, results of operations, financial condition, terms of our debt agreements and other factors. Our Board of Directors may, without advance notice, reduce or suspend our dividend in order to improve our financial flexibility and position our company for long-term success. There can be no assurance that we will pay a dividend in the future.

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

In September 2013, our Board of Directors approved a stock buyback program. In July 2019, our Board of Directors increased the amount authorized to be repurchased under the program to up to $250 million of our common stock. All purchases executed to date have been through open market transactions. Purchases under the program are made at management’s discretion, at prevailing prices, subject to market conditions and other factors. Purchases may be made at any time without prior notice. There is no expiration date associated with the program. As of March 31, 2022, we had remaining authorization to purchase approximately $130 million of our outstanding common stock under the program. Shares of stock purchased under the program are held as treasury shares.

Treasury stock acquisitions during the three months ended March 31, 2022 were as follows (dollars in thousands):

	Shares	Cost
Treasury shares at beginning of period	84,128,995	$1,372,641
Acquisitions pursuant to long-term incentive plan (1)	871	13
Treasury shares at end of period	84,129,866	$1,372,654

(1)
We withheld 871 shares during the first quarter of 2022 with respect to employees’ tax withholding obligations upon vesting of restricted stock units. These shares were acquired at fair market value. These acquisitions were made pursuant to the terms of the Patterson-UTI Energy, Inc. Amended and Restated 2014 Long-Term Incentive Plan, as amended (the “2014 Plan”) and the Patterson-UTI Energy, Inc. 2021 Long-Term Incentive Plan (the “2021 Plan”), and not pursuant to the stock buyback program.

As of March 31, 2022, we had unrecognized compensation costs of $15.1 million and $5.1 million related to our unvested restricted stock units and our unvested Performance Units, respectively. The weighted-average remaining vesting periods for these awards were 1.44 years and 1.20 years, respectively as of March 31, 2022. See Note 11 of Notes to unaudited condensed consolidated financial statements for additional discussion regarding our stock-based compensation.

Commitments — As of March 31, 2022, we had commitments to purchase major equipment totaling approximately $93.6 million for our drilling, pressure pumping, directional drilling and oilfield rentals businesses.

See Note 9 of Notes to unaudited condensed consolidated financial statements for additional information on our current commitments and contingencies as of March 31, 2022.

Operating lease liabilities totaled $24.7 million at March 31, 2022. There have been no material changes to our operating lease liabilities since December 31, 2021.

Trading and Investing — We have not engaged in trading activities that include high-risk securities, such as derivatives and non-exchange traded contracts. We invest cash primarily in highly liquid, short-term investments such as overnight deposits and money market accounts.

Non-GAAP Measurements

Adjusted EBITDA

Adjusted earnings before interest, taxes, depreciation and amortization (“Adjusted EBITDA”) is not defined by accounting principles generally accepted in the United States of America (“U.S. GAAP”). We define Adjusted EBITDA as loss from continuing operations plus net interest expense, income tax expense (benefit) and depreciation, depletion, amortization and impairment expense. We present Adjusted EBITDA because we believe it provides to both management and investors additional information with respect to the performance of our fundamental business activities and a comparison of the results of our operations from period to period and against our peers without regard to our financing methods or capital structure. We exclude the items listed above from loss from continuing operations in arriving at Adjusted EBITDA because these amounts can vary substantially from company to company within our industry depending upon accounting methods and book values of assets, capital structures and the method by which the assets were acquired. Adjusted EBITDA should not be construed as an alternative to the U.S. GAAP measure of loss from continuing operations. Our computations of Adjusted EBITDA may not be the same as similarly titled measures of other companies. Set forth below is a reconciliation of the non-U.S. GAAP financial measure of Adjusted EBITDA to the U.S. GAAP financial measure of loss from continuing operations.

	Three Months Ended
	March 31,	December 31,	March 31,
	2022	2021	2021
	(in thousands)
Loss from continuing operations	$(28,777)	$(364,359)	$(106,413)
Income tax expense (benefit)	928	(8,116)	(20,970)
Net interest expense	10,550	10,556	9,870
Depreciation, depletion, amortization and impairment	116,938	411,194	152,882
Adjusted EBITDA	$99,639	$49,275	$35,369

Adjusted Gross Margin

We define “Adjusted gross margin” as total revenue less costs of revenues (excluding depreciation, depletion, amortization and impairment expense). Adjusted gross margin is included as a supplemental disclosure because it is a useful indicator of our operating performance.

	Contract Drilling	Pressure Pumping	Directional Drilling	Other Operations
	(in thousands)
For the three months ended March 31, 2022
Operating revenues	$256,640	$189,590	$43,334	$19,811
Less cost of sales	(176,706)	(157,468)	(36,954)	(12,084)
Less depreciation, depletion, amortization and impairment	(82,023)	(23,785)	(3,344)	(6,397)
GAAP gross margin	(2,089)	8,337	3,036	1,330
Depreciation, depletion, amortization and impairment	82,023	23,785	3,344	6,397
Adjusted gross margin	$79,934	$32,122	$6,380	$7,727

For the three months ended December 31, 2021
Operating revenues	$230,872	$183,292	$35,214	$17,115
Less cost of sales	(172,407)	(162,397)	(34,261)	(9,832)
Less depreciation, depletion, amortization and impairment	(321,453)	(60,342)	(20,407)	(7,556)
GAAP gross margin	(262,988)	(39,447)	(19,454)	(273)
Depreciation, depletion, amortization and impairment	321,453	60,342	20,407	7,556
Adjusted gross margin	$58,465	$20,895	$953	$7,283

For the three months ended March 31, 2021
Operating revenues	$133,501	$75,839	$19,670	$11,919
Less cost of sales	(79,378)	(76,510)	(16,637)	(10,226)
Less depreciation, depletion, amortization and impairment	(101,674)	(37,385)	(6,497)	(5,824)
GAAP gross margin	(47,551)	(38,056)	(3,464)	(4,131)
Depreciation, depletion, amortization and impairment	101,674	37,385	6,497	5,824
Adjusted gross margin	$54,123	$(671)	$3,033	$1,693

Critical Accounting Estimates

Our consolidated financial statements are impacted by certain estimates and assumptions made by management. A detailed discussion of our critical accounting estimates is included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021. There have been no material changes in these critical accounting estimates.

Recently Issued Accounting Standards

See Note 1 of Notes to unaudited condensed consolidated financial statements for a discussion of the impact of recently issued accounting standards.

Volatility of Oil and Natural Gas Prices and its Impact on Operations and Financial Condition

Our revenue, profitability and cash flows are highly dependent upon prevailing prices for oil and natural gas and expectations about future prices. For many years, oil and natural gas prices and markets have been extremely volatile. Prices are affected by many factors beyond our control. Reduced demand for crude oil and refined products related to the COVID-19 pandemic led to a significant reduction in crude oil prices and demand for drilling and completion services in 2020 and early 2021. However, fundamentals for oil and gas have improved over the last six months, and the resulting rapid increase in demand and activity for equipment and services have led to a strong pricing environment in the U.S. drilling and completions markets. Oil prices averaged $94.45 per barrel in the first quarter of 2022, as compared to $77.45 per barrel in the fourth quarter of 2021 and $58.09 per barrel in the first quarter of 2021.

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

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

We may be exposed to certain market risks arising from the use of financial instruments in the ordinary course of business. For quantitative and qualitative disclosures about market risk, see Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in our Annual Report on Form 10-K for the year ended December 31, 2021. There have been no material changes in our exposure to market risk

As of March 31, 2022, we would have had exposure to interest rate market risk associated with any borrowings that we had under the Credit Agreement and amounts owed under the Reimbursement Agreement.

Loans under the Credit Agreement bear interest by reference, at our election, to the LIBOR rate or base rate. The applicable margin on LIBOR rate loans varies from 1.00% to 2.00% and the applicable margin on base rate loans varies from 0.00% to 1.00%, in each case determined based on our credit rating. As of March 31, 2022, applicable margin on LIBOR rate loans was 1.75% and the applicable margin on base rate loans was 0.75%. As of March 31, 2022, we had no borrowings outstanding under our revolving credit facility. The interest rate on borrowings outstanding under our revolving credit facility is variable and adjusts at each interest payment date based on our election of LIBOR or the base rate.

Under the Reimbursement Agreement, we will reimburse Scotiabank on demand for any amounts that Scotiabank has disbursed under any letters of credit. We are obligated to pay Scotiabank interest on all amounts not paid by us on the date of demand or when otherwise due at the LIBOR rate plus 2.25% per annum. As of March 31, 2022, no amounts had been disbursed under any letters of credit.

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

Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10‑Q. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of March 31, 2022.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

The table below sets forth the information with respect to purchases of our common stock made by us during the quarter ended March 31, 2022.

				Approximate Dollar
			Total Number of	Value of Shares
			Shares (or Units)	That May Yet Be
			Purchased as Part	Purchased Under the
	Total	Average Price	of Publicly	Plans or
	Number of Shares	Paid per	Announced Plans	Programs (in
Period Covered	Purchased (1)	Share	or Programs	thousands) (2)
January 2022	—	$—	—	$130,000
February 2022	252	$13.06	—	$130,000
March 2022	619	$14.93	—	$130,000
Total	871		—

(1)
We withheld 871 shares during the first quarter of 2022 with respect to employees’ tax withholding obligations upon the vesting of restricted stock units. These shares were acquired at fair market value. These acquisitions were made pursuant to the terms of the 2014 Plan and the 2021 Plan, and not pursuant to the stock buyback program.

(2)
On September 9, 2013, we announced that our Board of Directors approved a stock buyback program. On July 25, 2019, we announced that our Board of Directors increased the amount authorized to be repurchased under the program to up to $250 million of our common stock. All purchases executed to date have been through open market transactions. Purchases under the program are made at management’s discretion, at prevailing prices, subject to market conditions and other factors. Purchases may be made at any time without prior notice. Shares of stock purchased under the buyback program are held as treasury shares. There is no expiration date associated with the buyback program.

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

10.1*	Form of Non-Employee Director Restricted Stock Unit Award Agreement.

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page from our Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, has been formatted in Inline XBRL.

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

Date: May 3, 2022