Form 10-Q
period 2022-06-30
PATTERSON UTI ENERGY INC
filed 2022-08-02
CIK 889900

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

or

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

216,821,730 shares of common stock, $0.01 par value, as of July 28, 2022.

PATTERSON-UTI ENERGY, INC. AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION

ITEM 1. Financial Statements

The following unaudited condensed consolidated financial statements include all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented.

PATTERSON-UTI ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited, in thousands, except share data)

	June 30,	December 31,
	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$19,636	$117,524
Accounts receivable, net of allowance for credit losses of $8,216 and $8,493 at June 30, 2022 and December 31, 2021, respectively	473,153	356,083
Federal and state income taxes receivable	187	67
Inventory	53,528	42,359
Other	74,714	67,620
Total current assets	621,218	583,653
Property and equipment, net	2,289,371	2,331,755
Right of use asset	22,815	19,024
Intangible assets, net	7,166	7,537
Deposits on equipment purchases	5,212	849
Other	11,376	11,055
Deferred tax assets, net	2,819	3,975
Total assets	$2,959,977	$2,957,848
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$252,692	$190,219
Federal and state income taxes payable	803	232
Accrued liabilities	189,203	238,511
Lease liability	5,723	6,891
Total current liabilities	448,421	435,853
Long-term lease liability	21,607	18,108
Long-term debt, net of debt discount and issuance costs of $6,016 and $6,432 at June 30, 2022 and December 31, 2021, respectively	877,739	852,323
Deferred tax liabilities, net	25,464	29,234
Other	10,665	12,843
Total liabilities	1,383,896	1,348,361
Commitments and contingencies (see Note 9)
Stockholders' equity:
Preferred stock, par value $0.01; authorized 1,000,000 shares, no shares issued	—	—
Common stock, par value $0.01; authorized 400,000,000 shares with 302,325,853 and 299,268,967 issued and 216,821,730 and 215,139,972 outstanding at June 30, 2022 and December 31, 2021, respectively	3,023	2,993
Additional paid-in capital	3,191,678	3,171,536
Retained deficit	(222,714)	(198,316)
Accumulated other comprehensive income	—	5,915
Treasury stock, at cost, 85,504,123 and 84,128,995 shares at June 30, 2022 and December 31, 2021, respectively	(1,395,906)	(1,372,641)
Total stockholders' equity	1,576,081	1,609,487
Total liabilities and stockholders' equity	$2,959,977	$2,957,848

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PATTERSON-UTI ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited, in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Operating revenues:
Contract drilling	$304,586	$141,732	$561,226	$275,233
Pressure pumping	238,376	111,991	427,966	187,830
Directional drilling	54,825	24,869	98,159	44,539
Other	24,451	13,182	44,262	25,101
Total operating revenues	622,238	291,774	1,131,613	532,703
Operating costs and expenses:
Contract drilling	196,269	100,134	372,975	179,512
Pressure pumping	191,455	102,320	348,923	178,830
Directional drilling	45,438	22,370	82,392	39,007
Other	13,738	10,409	25,822	20,635
Depreciation, depletion, amortization and impairment	121,553	144,037	238,491	296,919
Selling, general and administrative	26,079	23,555	53,540	46,113
Merger and integration expenses	182	1,148	2,045	1,148
Other operating income, net	(9,238)	(2,789)	(10,456)	(2,524)
Total operating costs and expenses	585,476	401,184	1,113,732	759,640
Operating income (loss)	36,762	(109,410)	17,881	(226,937)

Other income (expense):
Interest income	14	20	29	159
Interest expense, net of amount capitalized	(10,658)	(10,704)	(21,223)	(20,713)
Other	(2,452)	812	(870)	826
Total other expense	(13,096)	(9,872)	(22,064)	(19,728)

Income (loss) before income taxes	23,666	(119,282)	(4,183)	(246,665)

Income tax expense (benefit)	1,780	(15,973)	2,708	(36,943)

Net income (loss)	$21,886	$(103,309)	$(6,891)	$(209,722)

Net income (loss) per common share:
Basic	$0.10	$(0.55)	$(0.03)	$(1.12)
Diluted	$0.10	$(0.55)	$(0.03)	$(1.12)

Weighted average number of common shares outstanding:
Basic	216,165	188,408	215,718	188,044
Diluted	219,676	188,408	215,718	188,044
Cash dividends per common share	$0.04	$0.02	$0.08	$0.04

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PATTERSON-UTI ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(unaudited, in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Net income (loss)	$21,886	$(103,309)	$(6,891)	$(209,722)
Other comprehensive income (loss):
Foreign currency translation adjustment, net of taxes of $0 for all periods	1,678	255	1,793	673
Release of cumulative translation adjustment, net of taxes of $3,770, into net income (loss) for three and six months ended June 30, 2022	(7,708)	—	(7,708)	—
Total comprehensive income (loss)	$15,856	$(103,054)	$(12,806)	$(209,049)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PATTERSON-UTI ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(unaudited, in thousands)

	Common Stock		Additional		Accumulated Other
	Number of		Paid-in	Retained	Comprehensive	Treasury
	Shares	Amount	Capital	Deficit	Income	Stock	Total
Balance, December 31, 2021	299,269	$2,993	$3,171,536	$(198,316)	$5,915	$(1,372,641)	$1,609,487
Net loss	—	—	—	(28,777)	—	—	(28,777)
Foreign currency translation adjustment	—	—	—	—	115	—	115
Vesting of restricted stock units	150	1	(1)	—	—	—	—
Stock-based compensation	—	—	4,642	—	—	—	4,642
Payment of cash dividends ($0.04 per share)	—	—	—	(8,611)	—	—	(8,611)
Dividend equivalents	—	—	—	(144)	—	—	(144)
Purchase of treasury stock	—	—	—	—	—	(13)	(13)
Balance, March 31, 2022	299,419	$2,994	$3,176,177	$(235,848)	$6,030	$(1,372,654)	$1,576,699
Net income	—	—	—	21,886	—	—	21,886
Foreign currency translation adjustment	—	—	—	—	1,678	—	1,678
Release of cumulative translation adjustment	—	—	—	—	(7,708)	—	(7,708)
Issuance of restricted stock	980	10	(10)	—	—	—	—
Vesting of restricted stock units	1,287	13	(13)	—	—	—	—
Exercise of stock options	640	6	10,362	—	—	—	10,368
Stock-based compensation	—	—	5,162	—	—	—	5,162
Payment of cash dividends ($0.04 per share)	—	—	—	(8,652)	—	—	(8,652)
Dividend equivalents	—	—	—	(100)	—	—	(100)
Purchase of treasury stock	—	—	—	—	—	(23,252)	(23,252)
Balance, June 30, 2022	302,326	$3,023	$3,191,678	$(222,714)	$—	$(1,395,906)	$1,576,081

	Common Stock		Additional		Accumulated Other
	Number of		Paid-in	Retained	Comprehensive	Treasury
	Shares	Amount	Capital	Earnings	Income	Stock	Total
Balance, December 31, 2020	271,029	$2,710	$2,902,236	$472,014	$5,412	$(1,366,313)	$2,016,059
Net loss	—	—	—	(106,413)	—	—	(106,413)
Foreign currency translation adjustment	—	—	—	—	418	—	418
Vesting of restricted stock units	163	2	(2)	—	—	—	—
Stock-based compensation	—	—	5,891	—	—	—	5,891
Payment of cash dividends ($0.02 per share)	—	—	—	(3,754)	—	—	(3,754)
Dividend equivalents	—	—	—	(55)	—	—	(55)
Balance, March 31, 2021	271,192	$2,712	$2,908,125	$361,792	$5,830	$(1,366,313)	$1,912,146
Net loss	—	—	—	(103,309)	—	—	(103,309)
Foreign currency translation adjustment	—	—	—	—	255	—	255
Issuance of restricted stock	621	6	(6)	—	—	—	—
Vesting of restricted stock units	1,022	10	(10)	—	—	—	—
Stock-based compensation	—	—	5,934	—	—	—	5,934
Payment of cash dividends ($0.02 per share)	—	—	—	(3,769)	—	—	(3,769)
Dividend equivalents	—	—	—	(18)	—	—	(18)
Purchase of treasury stock	—	—	—	—	—	(3,522)	(3,522)
Balance, June 30, 2021	272,835	$2,728	$2,914,043	$254,696	$6,085	$(1,369,835)	$1,807,717

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PATTERSON-UTI ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Six Months Ended
	June 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(6,891)	$(209,722)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, depletion, amortization and impairment	238,491	296,919
Dry holes and abandonments	118	171
Deferred income tax expense (benefit)	404	(37,073)
Stock-based compensation expense	9,804	11,825
Net gain on asset disposals	(10,408)	(4,052)
Amortization of debt discount and issuance costs	416	412
Changes in operating assets and liabilities:
Accounts receivable	(116,859)	(36,438)
Income taxes receivable/payable	542	4,369
Inventory and other assets	(17,671)	(6,423)
Accounts payable	42,661	34,465
Accrued liabilities	(49,487)	(8,785)
Other liabilities	(6,103)	(1,471)
Net cash provided by operating activities	85,017	44,197

Cash flows from investing activities:
Purchases of property and equipment	(191,198)	(56,573)
Proceeds from disposal of assets	15,346	15,145
Other	(2,342)	(223)
Net cash used in investing activities	(178,194)	(41,651)

Cash flows from financing activities:
Purchases of treasury stock	(12,897)	(3,522)
Dividends paid	(17,263)	(7,523)
Proceeds from borrowings under revolving credit facility	45,000	—
Repayment of borrowings under revolving credit facility	(20,000)	—
Net cash used in financing activities	(5,160)	(11,045)
Effect of foreign exchange rate changes on cash	449	266
Net decrease in cash and cash equivalents	(97,888)	(8,233)
Cash and cash equivalents at beginning of period	117,524	224,915
Cash and cash equivalents at end of period	$19,636	$216,682

Supplemental disclosure of cash flow information:
Net cash received (paid) during the period for:
Interest, net of capitalized interest of $400 in 2022 and $56 in 2021	$(20,341)	$(20,604)
Income taxes	(880)	4,226
Non-cash investing and financing activities:
Net increase (decrease) in payables for purchases of property and equipment	$19,779	$(5,232)
Net (increase) decrease in deposits on equipment purchases	(4,363)	117
Cashless exercise of stock options	10,368	—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PATTERSON-UTI ENERGY, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

Basis of presentation — The unaudited interim condensed consolidated financial statements include the accounts of Patterson-UTI Energy, Inc. and its wholly-owned subsidiaries (collectively referred to herein as “we,” “us,” “our,” “ours” and like terms). All significant intercompany accounts and transactions have been eliminated. Except for wholly-owned subsidiaries, we have no controlling financial interests in any other entity which would require consolidation. As used in these notes, “we,” “us,” “our,” “ours” and like terms refer collectively to Patterson-UTI Energy, Inc. and its consolidated subsidiaries. Patterson-UTI Energy, Inc. conducts its business operations through its wholly-owned subsidiaries and has no employees or independent operations. The U.S. dollar is the functional currency for all of our operations.

The unaudited interim condensed consolidated financial statements have been prepared by us pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been omitted pursuant to such rules and regulations, although we believe the disclosures included either on the face of the financial statements or herein are sufficient to make the information presented not misleading. In the opinion of management, all recurring adjustments considered necessary for a fair statement of the information in conformity with GAAP have been included. The unaudited condensed consolidated balance sheet as of December 31, 2021, as presented herein, was derived from our audited consolidated balance sheet but does not include all disclosures required by GAAP. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021. The results of operations for the three and six months ended June 30, 2022 are not necessarily indicative of the results to be expected for the full year.

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

The transaction price is the amount of consideration to which we expect to be entitled in exchange for transferring promised goods or services to a customer, based on terms of our contracts with our customers. The consideration promised in a contract with a customer may include fixed amounts and/or variable amounts. Payments received for services are considered variable consideration as the time in service will fluctuate as the services are provided. Topic 606 provides an allocation exception, which allows us to allocate variable consideration to one or more distinct services promised in a series of distinct services that form part of a single performance obligation as long as certain criteria are met. These criteria state that the variable payment must relate specifically to the entity’s efforts to satisfy the performance obligation or transfer the distinct good or service, and allocation of the variable consideration is consistent with the standards’ allocation objective. Since payments received for services meet both criteria requirements, we recognize revenue when the service is performed.

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

Operating Lease Revenue — Lease income from equipment that we lease to others is recognized on a straight-line basis over the lease term. Lease income recognized during the six months ended June 30, 2022 and 2021 was not material.

Accounts Receivable and Contract Liabilities

Accounts receivable is our right to consideration once it becomes unconditional. Payment terms typically range from 30 to 60 days.

Accounts receivable balances were $466 million and $352 million as of June 30, 2022 and December 31, 2021, respectively. These balances do not include amounts related to our oil and gas working interests as those contracts are excluded from Topic 606. Accounts receivable balances are included in “Accounts receivable” in the condensed consolidated balance sheets.

We do not have any significant contract asset balances. Contract liabilities include prepayments received from customers prior to the requested services being completed. Once the services are complete and have been invoiced, the prepayment is applied against the customer’s account to offset the accounts receivable balance. Also included in contract liabilities are payments received from customers for the initial mobilization of newly constructed or upgraded rigs that were moved on location to the initial well site. These mobilization payments are allocated to the overall performance obligation and amortized over the initial term of the contract. During the six months ended June 30, 2022 and 2021, no such mobilization payments were amortized and recorded in drilling revenue.

Total contract liability balances were $3.4 million and $60.3 million as of June 30, 2022 and December 31, 2021, respectively. We recognized $59.7 million of revenue in the six months ended June 30, 2022 that was included in the contract liability balance at the beginning of the period. Revenue related to the majority of our contract liabilities balance is expected to be recognized over the remainder of 2022. The contract liability balance is included in “Accrued liabilities” in the condensed consolidated balance sheets.

Contract Costs

Costs incurred for newly constructed rigs or rig upgrades based on a contract with a customer are considered capital improvements and are capitalized to drilling equipment and depreciated over the estimated useful life of the asset.

Remaining Performance Obligations

We maintain a backlog of commitments for contract drilling services under term contracts, which we define as contracts with a duration of six months or more. Our contract drilling backlog in the United States as of June 30, 2022 was approximately $440 million. Approximately 24% of the total contract drilling backlog in the United States at June 30, 2022 is reasonably expected to remain at June 30, 2023. We generally calculate our backlog by multiplying the dayrate under our term drilling contracts by the number of days remaining under the contract. The calculation does not include any revenues related to fees for other services such as for mobilization, other than initial mobilization, demobilization and customer reimbursables, nor does it include potential reductions in rates for unscheduled standby or during periods in which the rig is moving or incurring maintenance and repair time in excess of what is permitted under the drilling contract. For contracts that contain variable dayrate pricing, our backlog calculation uses the dayrate in effect for periods where the dayrate is fixed, and, for periods that remain subject to variable pricing, uses the commodity price in effect at June 30, 2022. In addition, our term drilling contracts are generally subject to termination by the customer on short notice and provide for an early termination payment to us in the event that the contract is terminated by the customer. For contracts on which we have received notice for the rig to be placed on standby, our backlog calculation uses the standby rate for the period over which we expect to receive the standby rate. For contracts on which we have received an early termination notice, our backlog calculation includes the early termination rate, instead of the dayrate, for the period over which we expect to receive the lower rate. Please see “Our Current Backlog of Contract Drilling Revenue May Decline and May Not Ultimately Be Realized, as Fixed-Term Contracts May in Certain

Instances Be Terminated Without an Early Termination Payment” included in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

4. Inventory

Inventory consisted of the following at June 30, 2022 and December 31, 2021 (in thousands):

	June 30, 2022	December 31, 2021
Finished goods	$817	$515
Work-in-process	1,838	882
Raw materials and supplies	50,873	40,962
Inventory	$53,528	$42,359

5. Property and Equipment

Property and equipment consisted of the following at June 30, 2022 and December 31, 2021 (in thousands):

	June 30, 2022	December 31, 2021
Equipment	$7,490,085	$7,742,101
Oil and natural gas properties	235,925	229,403
Buildings	183,686	182,280
Land	24,861	24,562
Total property and equipment	7,934,557	8,178,346
Less accumulated depreciation, depletion and impairment	(5,645,186)	(5,846,591)
Property and equipment, net	$2,289,371	$2,331,755

On a periodic basis, we evaluate our fleet of drilling rigs for marketability based on the condition of inactive rigs, expenditures that would be necessary to bring them to working condition and the expected demand for drilling services by rig type. The components comprising rigs that will no longer be marketed are evaluated, and those components with continuing utility to our other marketed rigs are transferred to other rigs or to our yards to be used as spare equipment. The remaining components of these rigs are retired. We had no impairment related to the marketability or condition of our drilling rigs during the three and six months ended June 30, 2022.

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

6. Intangible Assets

The following table presents the gross carrying amount and accumulated amortization of our intangible assets as of June 30, 2022 and December 31, 2021 (in thousands):

	June 30, 2022			December 31, 2021
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Customer relationships	$1,800	$(943)	$857	$1,800	$(814)	$986
Developed technology	7,772	(3,385)	4,387	55,772	(50,996)	4,776
Internal use software	1,288	(137)	1,151	1,428	(515)	913
Trade name	907	(136)	771	907	(45)	862
Intangible assets, net	$11,767	$(4,601)	$7,166	$59,907	$(52,370)	$7,537

Amortization expense on intangible assets of approximately $0.4 million and $3.1 million was recorded in the three months ended June 30, 2022 and 2021, respectively. Amortization expense on intangible assets of approximately $0.7 million and $6.3 million was recorded in the six months ended June 30, 2022 and 2021, respectively.

7. Accrued Liabilities

Accrued liabilities consisted of the following at June 30, 2022 and December 31, 2021 (in thousands):

	June 30, 2022	December 31, 2021
Salaries, wages, payroll taxes and benefits	$47,445	$52,252
Workers' compensation liability	66,734	67,921
Property, sales, use and other taxes	14,786	9,673
Insurance, other than workers' compensation	4,437	6,494
Accrued interest payable	11,306	11,226
Accrued restructuring expenses	2,400	7,884
Customer prepayment	3,409	60,282
Other	38,686	22,779
Accrued liabilities	$189,203	$238,511

8. Long-Term Debt

Long-term debt consisted of the following at June 30, 2022 and December 31, 2021 (in thousands):

	June 30, 2022	December 31, 2021
Revolving credit facility	$25,000	$—
3.95% Senior Notes	509,505	509,505
5.15% Senior Notes	349,250	349,250
	883,755	858,755
Less deferred financing costs and discounts	(6,016)	(6,432)
Total	$877,739	$852,323

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

Loans under the Credit Agreement bear interest by reference, at our election, to the LIBOR rate or base rate. The applicable margin on LIBOR rate loans varies from 1.00% to 2.00% and the applicable margin on base rate loans varies from 0.00% to 1.00%, in each case determined based upon our credit rating. As of June 30, 2022, applicable margin on LIBOR rate loans was 1.75% and the applicable margin on base rate loans was 0.75%. A letter of credit fee is payable by us equal to the applicable margin for LIBOR rate loans times the daily amount available to be drawn under outstanding letters of credit. The commitment fee rate payable to the lenders varies from 0.10% to 0.30% based on our credit rating.

None of our subsidiaries are currently required to be a guarantor under the Credit Agreement. However, if any subsidiary guarantees or incurs debt in excess of the Priority Debt Basket (as defined in the Credit Agreement), such subsidiary is required to become a guarantor under the Credit Agreement.

The Credit Agreement contains representations, warranties, affirmative and negative covenants and events of default and associated remedies that we believe are customary for agreements of this nature, including certain restrictions on our ability and the ability of each of our subsidiaries to incur debt and grant liens. If our credit rating is below investment grade at both Moody’s and S&P, we will become subject to a restricted payment covenant, which would require us to have a Pro Forma Debt Service Coverage Ratio (as defined in the Credit Agreement) greater than or equal to 1.50 to 1.00 immediately before and immediately after making any restricted payment. Restricted payments include, among other things, dividend payments, repurchases of our common stock, distributions to holders of our common stock or any other payment or other distribution to third parties on account of our or our subsidiaries’ equity interests. Our credit rating is currently investment grade at one of the two ratings agencies. The Credit Agreement also requires that our total debt to capitalization ratio, expressed as a percentage, not exceed 50%. The Credit Agreement generally defines the total debt to capitalization ratio as the ratio of (a) total borrowed money indebtedness to (b) the sum of such indebtedness plus consolidated net worth, with consolidated net worth determined as of the end of the most recently ended fiscal quarter. We were in compliance with these covenants at June 30, 2022.

As of June 30, 2022, we had $25.0 million outstanding under our revolving credit facility at a base rate of 5.5%. We had $0.1 million in letters of credit outstanding under the Credit Agreement at June 30, 2022 and, as a result, had available borrowing capacity of approximately $575 million at that date.

2015 Reimbursement Agreement — On March 16, 2015, we entered into a Reimbursement Agreement (the “Reimbursement Agreement”) with The Bank of Nova Scotia (“Scotiabank”), pursuant to which we may from time to time request that Scotiabank issue an unspecified amount of letters of credit. As of June 30, 2022, we had $65.0 million in letters of credit outstanding under the Reimbursement Agreement.

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

The 2028 Notes and 2029 Notes (together, the “Senior Notes”) are our senior unsecured obligations, which rank equally with all our other existing and future senior unsecured debt and will rank senior in right of payment to all our other future subordinated debt. The Senior Notes will be effectively subordinated to any of our future secured debt to the extent of the value of the assets securing such debt. In addition, the Senior Notes will be structurally subordinated to the liabilities (including trade payables) of our subsidiaries that do not guarantee the Senior Notes. None of our subsidiaries are currently required to be a guarantor under the Senior Notes. If our subsidiaries guarantee the Senior Notes in the future, such guarantees (the “Guarantees”) will rank equally in right of payment with all the guarantors’ future unsecured senior debt and senior in right of payment to all the guarantors’ future subordinated debt. The Guarantees will be effectively subordinated to any of the guarantors’ future secured debt to the extent of the value of the assets securing such debt.

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

Interest expense related to the amortization of debt issuance costs was approximately $0.3 million for the three months ended June 30, 2022 and 2021, respectively, and $0.5 million for the six months ended June 30, 2022 and 2021, respectively.

Presented below is a schedule of the principal repayment requirements of long-term debt as of June 30, 2022 (in thousands):

Year ending December 31,
2022	$—
2023	—
2024	—
2025	25,000
2026	—
Thereafter	858,755
Total	$883,755

9. Commitments and Contingencies

As of June 30, 2022, we maintained letters of credit in the aggregate amount of $65.1 million primarily for the benefit of various insurance companies as collateral for retrospective premiums and retained losses which could become payable under the terms of the underlying insurance contracts. These letters of credit expire annually at various times during the year and are typically renewed. As of June 30, 2022, no amounts had been drawn under the letters of credit.

As of June 30, 2022, we had commitments to purchase major equipment totaling approximately $97.8 million for our contract drilling, pressure pumping, directional drilling and oilfield rentals businesses.

Our pressure pumping business has entered into agreements to purchase minimum quantities of proppants and chemicals from certain vendors. As of June 30, 2022, the remaining minimum obligation under these agreements was approximately $16.1 million, of which approximately $4.1 million, $9.0 million, and $3.0 million relate to the remainder of 2022, 2023, and 2024, respectively.

We are party to various legal proceedings arising in the normal course of our business. We do not believe that the outcome of these proceedings, either individually or in the aggregate, will have a material adverse effect on our financial condition, cash flows or results of operations.

10. Stockholders’ Equity

Cash Dividend — On July 27, 2022, our Board of Directors approved a cash dividend on our common stock in the amount of $0.04 per share to be paid on September 15, 2022 to holders of record as of September 1, 2022. The amount and timing of all future dividend payments, if any, are subject to the discretion of the Board of Directors and will depend upon business conditions, results of operations, financial condition, terms of our debt agreements and other factors. Our Board of Directors may, without advance notice, reduce or suspend our dividend to improve our financial flexibility and position our company for long-term success. There can be no assurance that we will pay a dividend in the future.

Share Repurchases and Acquisitions — In September 2013, our Board of Directors approved a stock buyback program. In July 2019, our Board of Directors increased the amount authorized to be repurchased under the program to up to $250 million of our common stock. All purchases executed to date have been through open market transactions. Purchases under the program are made at management’s discretion, at prevailing prices, subject to market conditions and other factors. Purchases may be made at any time without prior notice. There is no expiration date associated with the program. As of June 30, 2022, we had remaining authorization to purchase approximately $130 million of our outstanding common stock under the program. Shares of stock purchased under the program are held as treasury shares.

Treasury stock acquisitions during the six months ended June 30, 2022 were as follows (dollars in thousands):

	Shares	Cost
Treasury shares at January 1, 2022	84,128,995	$1,372,641
Acquisitions pursuant to long-term incentive plan	1,372,101	23,237
Other	3,027	28
Treasury shares at June 30, 2022	85,504,123	$1,395,906

Release of Cumulative Translation Adjustment — In April 2022, we sold certain assets to substantially complete our exit from our Canadian operations. We used the Canadian dollar as our functional currency for our Canadian operations. Prior to the substantial completion of our exit, the effects of exchange rate changes were reflected in accumulated other comprehensive income, which is a separate component of stockholders' equity. Upon substantial completion of our exit, we released the $7.7 million cumulative translation adjustment, net of tax of $3.8 million, from accumulated other comprehensive income into net income (loss) for the three and six months ended June 30, 2022. The release resulted in an $11.5 million pre-tax gain, which was recorded in other operating (income) expenses, net.

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

Stock Options — We estimate the grant date fair values of stock options using the Black-Scholes-Merton valuation model. Volatility assumptions are based on the historic volatility of our common stock over the most recent period equal to the expected term of the options as of the date such options are granted. The expected term assumptions are based on our experience with respect to employee stock option activity. Dividend yield assumptions are based on the expected dividends at the time the options are granted. The risk-free interest rate assumptions are determined by reference to United States Treasury yields. No options were granted during the six months ended June 30, 2022 or 2021.

Stock option activity from January 1, 2022 to June 30, 2022 follows:

		Weighted
		Average
	Underlying	Exercise Price
	Shares	Per Share
Outstanding at January 1, 2022	3,720,150	$20.93
Exercised	(640,000)	$16.20
Expired	(100,000)	$17.27
Outstanding at June 30, 2022	2,980,150	$22.07
Exercisable at June 30, 2022	2,980,150	$22.07

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

Restricted stock unit activity from January 1, 2022 to June 30, 2022 follows:

			Weighted
			Average Grant
	Time	Performance	Date Fair Value
	Based	Based	Per Share
Non-vested restricted stock units outstanding at January 1, 2022	3,044,719	359,315	$8.31
Granted	1,554,849	—	$17.37
Vested	(1,437,286)	—	$7.32
Forfeited	(34,365)	—	$12.75
Non-vested restricted stock units outstanding at June 30, 2022	3,127,917	359,315	$12.71

As of June 30, 2022, we had unrecognized compensation cost related to our unvested restricted stock units totaling $34.2 million. The weighted-average remaining vesting period for these unvested restricted stock units was 1.90 years.

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

The performance goals for the Performance Units are tied to our total shareholder return for the performance period as compared to total shareholder return for a peer group determined by the Compensation Committee. For the performance units granted in April 2022 and April 2021, the peer group includes one market index and three market indices, respectively. The performance goals are considered to be market conditions under the relevant accounting standards and the market conditions were factored into the determination of the fair value of the respective Performance Units. For the Performance Units granted beginning in April 2019, the recipients will receive the target number of shares if our total shareholder return during the performance period, when compared to the peer group, is at the 55th percentile. If our total shareholder return during the performance period, when compared to the peer group, is at the 75th percentile or higher, then the recipients will receive two times the target number of shares. If our total shareholder return during the performance period, when compared to the peer group, is at the 25th percentile, then the recipients will only receive one-half of the target number of shares. If our total shareholder return during the performance period, when compared to the peer group, is between the 25th and 55th percentile, or the 55th and 75th percentile, then the shares to be received by the recipients will be determined using linear interpolation for levels of achievement between these points.

For the Performance Units granted beginning in April 2019, the payout shall not exceed the target number of shares if our total shareholder return is negative or zero. Additionally, the Performance Units granted in April 2020 will not pay out if our total shareholder return is not equal to or greater than the total stockholder return of the S&P 500 Index for the performance period.

The total target number of shares with respect to the Performance Units for the awards granted in 2018-2022 is set forth below:

	2022	2021	2020	2019	2018
	Performance	Performance	Performance	Performance	Performance
	Unit Awards	Unit Awards	Unit Awards	Unit Awards	Unit Awards
Target number of shares	414,000	843,000	500,500	489,800	310,700

In April 2021, 621,400 shares were issued to settle the 2018 Performance Units. In April 2022, 979,600 shares were issued to settle the 2019 Performance Units. The Performance Units granted in 2020, 2021 and 2022 have not reached the end of their respective performance periods.

Because the Performance Units are share-settled awards, they are accounted for as equity awards and measured at fair value on the date of grant using a Monte Carlo simulation model. The fair value of the Performance Units is set forth below (in thousands):

	2022	2021	2020	2019	2018
	Performance	Performance	Performance	Performance	Performance
	Unit Awards	Unit Awards	Unit Awards	Unit Awards	Unit Awards
Aggregate fair value at date of grant	$10,743	$7,225	$826	$9,958	$8,004

These fair value amounts are charged to expense on a straight-line basis over the performance period. Compensation expense associated with the Performance Units is shown below (in thousands):

	2022	2021	2020	2019	2018
	Performance	Performance	Performance	Performance	Performance
	Unit Awards	Unit Awards	Unit Awards	Unit Awards	Unit Awards
Three months ended June 30, 2022	$895	$602	$69	NA	NA
Three months ended June 30, 2021	NA	$602	$69	$830	NA
Six months ended June 30, 2022	$895	$1,204	$138	$830	NA
Six months ended June 30, 2021	NA	$602	$138	$1,660	$667

As of June 30, 2022, we had unrecognized compensation cost related to our unvested Performance Units totaling $14.3 million. The weighted-average remaining vesting period for these unvested Performance Units was 1.70 years.

Phantom Units — In May 2020, the Compensation Committee approved a grant of long-term performance-based phantom units to our Chief Executive Officer and President, William A. Hendricks, Jr (the “Phantom Units”). The Phantom Units were granted outside of the 2014 Plan. Pursuant to this phantom unit grant, Mr. Hendricks may earn from 0% to 200% of a target award of 298,500 phantom units based on our achievement of the same performance conditions over the same performance period that applies to the Performance Units granted in April 2020, as described above. Earned Phantom Units, if any, will be settled in 2023, following completion of the three-year performance period, in a cash payment equal to the number of earned phantom units multiplied by our average trading price per share over the twenty consecutive trading days ending March 31, 2023. Because the Phantom Units are cash-settled awards, they are accounted for as a liability classified award. The grant date fair value of the Phantom Units was $1.2 million. Compensation expense is recognized on a straight-line basis over the performance period, with the amount recognized fluctuating as a result of the Phantom Units being remeasured to fair value at the end of each reporting period due to their liability-award classification. We recognized $0.5 million and $1.0 million of compensation expense associated with the Phantom Units during the three months ended June 30, 2022 and 2021, respectively, and we recognized $3.6 million and $1.5 million of compensation expense for the six months ended June 30, 2022 and 2021, respectively.

12. Income Taxes

Our effective income tax rate fluctuates from the U.S. statutory tax rate based on, among other factors, changes in pretax income in jurisdictions with varying statutory tax rates, the impact of U.S. state and local taxes, the realizability of deferred tax assets and other differences related to the recognition of income and expense between GAAP and tax accounting.

Our effective income tax rate for the three months ended June 30, 2022 was 7.5%, compared with 13.4% for the three months ended June 30, 2021. The lower effective income tax rate for the three months ended June 30, 2022 was primarily attributable to the impact of valuation allowances between periods. For the three months ended June 30, 2022, due to valuation allowances, only certain income tax expense related to Colombia and certain U.S. states was recorded, resulting in a lower overall effective income tax rate.

Our effective income tax rate for the six months ended June 30, 2022 was (64.7)%, compared with 15.0% for the six months ended June 30, 2021. The lower effective income tax rate for the six months ended June 30, 2022 was primarily attributable to the impact of valuation allowances between periods. For the period ending June 30, 2022, due to valuation allowances, only certain income tax expense related to Colombia and certain U.S. states was recorded during a period with a pre-tax loss. This resulted in a negative effective income tax rate for the six months ended June 30, 2022.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized, and when necessary valuation allowances are provided. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. We assess the realizability of our deferred tax assets quarterly and consider carryback availability, the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. In the first two quarters of 2022, the effective tax rate takes into consideration the estimated valuation allowance based on forecasted 2022 income.

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

The following table presents information necessary to calculate net loss per share for the three and six months ended June 30, 2022 and 2021 as well as potentially dilutive securities excluded from the weighted average number of diluted common shares outstanding because their inclusion would have been anti-dilutive (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
BASIC EPS:
Net income (loss) attributed to common stockholders	$21,886	$(103,309)	$(6,891)	$(209,722)
Weighted average number of common shares outstanding, excluding non-vested shares of restricted stock	216,165	188,408	215,718	188,044
Basic net income (loss) per common share	$0.10	$(0.55)	$(0.03)	$(1.12)
DILUTED EPS:
Net income (loss) attributed to common stockholders	$21,886	$(103,309)	$(6,891)	$(209,722)
Weighted average number of common shares outstanding, excluding non-vested shares of restricted stock	216,165	188,408	215,718	188,044
Add dilutive effect of potential common shares	3,511	—	—	—
Weighted average number of diluted common shares outstanding	219,676	188,408	215,718	188,044
Diluted net income (loss) per common share	$0.10	$(0.55)	$(0.03)	$(1.12)
Potentially dilutive securities excluded as anti-dilutive	3,683	10,361	9,982	10,361

14. Business Segments

At June 30, 2022, we had three reportable business segments: (i) contract drilling of oil and natural gas wells, (ii) pressure pumping services and (iii) directional drilling services. Each of these segments represents a distinct type of business and has a separate management team that reports to our chief operating decision maker. The results of operations in these segments are regularly reviewed by the chief operating decision maker for purposes of determining resource allocation and assessing performance.

The following tables summarize selected financial information relating to our business segments (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Revenues:
Contract drilling	$307,618	$142,264	$567,301	$275,926
Pressure pumping	238,376	111,991	427,966	187,830
Directional drilling	54,825	24,869	98,159	44,539
Other operations (1)	29,233	18,251	54,259	32,817
Elimination of intercompany revenues - Contract drilling (2)	(3,032)	(532)	(6,075)	(693)
Elimination of intercompany revenues - Other operations (2)	(4,782)	(5,069)	(9,997)	(7,716)
Total revenues	$622,238	$291,774	$1,131,613	$532,703

Income (loss) before income taxes:
Contract drilling	$21,720	$(58,229)	$18,556	$(106,850)
Pressure pumping	20,091	(23,921)	26,512	(63,660)
Directional drilling	4,028	(5,110)	5,816	(10,033)
Other operations	3,300	(3,287)	4,041	(7,843)
Corporate	(12,377)	(18,863)	(37,044)	(38,551)
Interest income	14	20	29	159
Interest expense	(10,658)	(10,704)	(21,223)	(20,713)
Other	(2,452)	812	(870)	826
Income (loss) before income taxes	$23,666	$(119,282)	$(4,183)	$(246,665)

Depreciation, depletion, amortization and impairment:
Contract drilling	$84,905	$98,592	$166,928	$200,266
Pressure pumping	24,713	31,740	48,498	69,125
Directional drilling	3,859	6,594	7,203	13,091
Other operations	6,803	5,619	13,200	11,443
Corporate	1,273	1,492	2,662	2,994
Total depreciation, depletion, amortization and impairment	$121,553	$144,037	$238,491	$296,919

Capital expenditures:
Contract drilling	$50,165	$24,042	$101,875	$35,469
Pressure pumping	34,554	8,921	68,016	12,989
Directional drilling	4,036	1,219	7,002	1,323
Other operations	7,189	3,429	13,391	6,173
Corporate	426	439	914	619
Total capital expenditures	$96,370	$38,050	$191,198	$56,573

	June 30, 2022	December 31, 2021
Identifiable assets:
Contract drilling	$2,177,484	$2,169,501
Pressure pumping	522,016	458,202
Directional drilling	105,468	87,285
Other operations	99,154	85,932
Corporate (3)	55,855	156,928
Total assets	$2,959,977	$2,957,848

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

The estimated fair value of our outstanding debt balances as of June 30, 2022 and December 31, 2021 is set forth below (in thousands):

	June 30, 2022		December 31, 2021
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Revolving credit facility	$25,000	$25,000	$—	$—
3.95% Senior Notes	509,505	432,972	509,505	511,652
5.15% Senior Notes	349,250	301,773	349,250	359,142
Total debt	$883,755	$759,745	$858,755	$870,794

The carrying value of the balance outstanding under the revolving credit facility approximates its fair value as this instrument has floating interest rates. The fair values of the 3.95% Senior Notes and the 5.15% Senior Notes at June 30, 2022 and December 31, 2021 are based on quoted market prices, which are considered Level 1 fair value estimates in the fair value hierarchy of fair value accounting. The fair values of the 3.95% Senior Notes implied a 7.27% market rate of interest at June 30, 2022 and a 3.87% market rate of interest at December 31, 2021, based on their quoted market prices. The fair values of the 5.15% Senior Notes implied a 7.59% market rate of interest at June 30, 2022 and a 4.72% market rate of interest at December 31, 2021, based on their quoted market prices.

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
•
loss of key customers;
•
inflationary pressure on labor and supplies;
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

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

In November 2020, the U.S. Securities and Exchange Commission (the “SEC”) adopted the final rule under SEC Release No. 33-10890, Management’s Discussion and Analysis, Selected Financial Data, and Supplementary Financial Information, to modernize and simplify Management’s Discussion and Analysis and certain financial disclosure requirements. The final rule became effective on February 10, 2021 and must be applied in a registrant’s first fiscal year ending on or after August 9, 2021. Under the amendments to Item 303 of Regulation S-K contained in SEC Release No. 33-10890, we have the option, in discussing any material changes in our results of operations with respect to either the most recent quarter for which a statement of comprehensive income (loss) is provided and the corresponding quarter for the preceding fiscal year or, in the alternative, the most recent quarter for which a statement of comprehensive income is provided and the immediately preceding sequential quarter. We have elected the latter alternative, as management believes that comparing current quarter results to those of the immediately preceding quarter is more useful in identifying current business trends and provides a more meaningful comparison.

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

Reduced demand for crude oil and refined products related to the COVID-19 pandemic led to a significant reduction in crude oil prices and demand for drilling and completion services in 2020 and early 2021. However, market fundamentals are now strong, as demand has increased for drilling and completions equipment and services, and industry supply remains constrained. We expect the strong demand for our services to continue, and we anticipate further improvements in pricing and activity. The current demand for equipment and services and strong pricing environment remain dependent on macro conditions, including commodity prices, geopolitical environment, response to the COVID-19 pandemic (including any resurgences and/or lockdowns in the United States and abroad) and continued focus by exploration and production companies and service companies on capital discipline. Oil prices averaged $108.72 per barrel in the second quarter of 2022, as compared to $94.45 per barrel in the first quarter of 2022.

Due to improving activity levels, supply chain disruptions and increasing tightness in the overall labor market, we continue to see general oilfield cost inflation across our segments, including increases in the cost of labor, services and supplies. Supply chain disruptions and the increasing challenge of attracting and retaining employees are increasing the complexity of reactivating equipment.

Pricing for all our services increased in 2022 due in part to the limited supply of readily available, high-quality drilling and completion equipment.

Our average active rig count in the United States for the second quarter of 2022 was 121 rigs. This was an increase from our average active rig count for the first quarter of 2022 of 115. Based on contracts in place in the United States as of June 30, 2022, we expected an average of 71 rigs operating under term contracts (contracts with a duration of six months or more) during the third quarter of 2022 and an average of 46 rigs operating under term contracts during the twelve months ending June 30, 2023.

We ended the second quarter with 12 active pressure pumping spreads, compared to 11 at the end of the first quarter of 2022. Our average active spread count was 11 spreads for the second quarter. We calculated average active spreads as the average number of spreads that were crewed and actively marketed during the period. We expect to end the third quarter with 12 active pressure pumping spreads.

We have increased our 2022 capital expenditures forecast to approximately $390 million.

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

For the three months ended June 30, 2022 and March 31, 2022 and six months ended June 30, 2022 and 2021, our operating revenues consisted of the following (dollars in thousands):

	Three Months Ended				Six Months Ended
	June 30,		March 31,		June 30,		June 30,
	2022		2022		2022		2021
Contract drilling	$304,586	49.0%	$256,640	50.4%	$561,226	49.6%	$275,233	51.7%
Pressure pumping	238,376	38.3%	189,590	37.2%	427,966	37.8%	187,830	35.3%
Directional drilling	54,825	8.8%	43,334	8.5%	98,159	8.7%	44,539	8.4%
Other operations	24,451	3.9%	19,811	3.9%	44,262	3.9%	25,101	4.6%
	$622,238	100.0%	$509,375	100.0%	$1,131,613	100.0%	$532,703	100.0%

Contract Drilling

We have addressed our customers’ needs for drilling horizontal wells in shale and other unconventional resource plays by improving the capabilities of our drilling fleet during the last several years. The U.S. land rig industry has in recent years referred to certain high specification rigs as “super-spec” rigs, which we consider to be at least a 1,500 horsepower, AC-powered rig that has at least a 750,000-pound hookload, a 7,500-psi circulating system, and is pad-capable. Due to evolving customer preferences, we have begun to refer to certain premium rigs as “Tier-1, super spec” rigs, which we consider as being a super-spec rig that also has a third mud pump and raised drawworks that allow for more clearance underneath the rig floor. As of June 30, 2022, our rig fleet included 171 super-spec rigs, of which 115 were Tier-1, super-spec rigs.

We maintain a backlog of commitments for contract drilling services under term contracts, which we define as contracts with a duration of six months or more. Our contract drilling backlog in the United States as of June 30, 2022 was approximately $440 million.

Approximately 24% of the total contract drilling backlog in the United States at June 30, 2022 is reasonably expected to remain at June 30, 2023. See Note 3 of Notes to unaudited condensed consolidated financial statements for additional information on backlog.

Pressure Pumping

As of June 30, 2022, we had approximately 1.1 million horsepower in our pressure pumping fleet. We provide pressure pumping services to oil and natural gas operators primarily in Texas and the Appalachian region. Substantially all the revenue in the pressure pumping segment is from well stimulation services, such as hydraulic fracturing, for completion of new wells and remedial work on existing wells. We also provide cementing services through the pressure pumping segment.

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

Results of Operations

The following tables summarize results of operations by business segment for the three months ended June 30, 2022 and March 31, 2022:

	Three Months Ended
	June 30,	March 31,
Contract Drilling	2022	2022	% Change
	(dollars in thousands)
Revenues	$304,586	$256,640	18.7%
Direct operating costs	196,269	176,706	11.1%
Adjusted gross margin (1)	108,317	79,934	35.5%
Selling, general and administrative	1,694	1,071	58.2%
Depreciation, amortization and impairment	84,905	82,023	3.5%
Other operating (income) expenses, net	(2)	4	NA
Operating income (loss)	$21,720	$(3,164)	NA
Operating days - U.S. (2)	11,015	10,362	6.3%
Average revenue per operating day - U.S.	$25.90	$23.13	12.0%
Average direct operating costs per operating day - U.S.	$16.50	$15.96	3.4%
Average adjusted gross margin per operating day - U.S. (3)	$9.39	$7.17	30.9%
Average rigs operating - U.S. (2)	121	115	5.1%
Capital expenditures	$50,165	$51,710	(3.0)%
(1)
Adjusted gross margin is defined as revenues less direct operating costs (excluding depreciation, amortization and impairment expense). See Non-GAAP Financial Measures below for a reconciliation of GAAP gross margin to adjusted gross margin by segment.
(2)
A rig is considered to be operating if it is earning revenue pursuant to a contract on a given day. Average rigs operating is defined as operating days divided by the number of days in the period.
(3)
Average adjusted gross margin per operating day is defined as adjusted gross margin divided by operating days.

Revenues increased primarily due to an increase in operating days and improved pricing. Average revenue per operating day increased primarily due to improved pricing.

Direct operating costs increased due to an increase in operating days as well as inflationary pressure on labor and supplies. Average direct operating costs per operating day increased primarily due to cost inflation.

	Three Months Ended
	June 30,	March 31,
Pressure Pumping	2022	2022	% Change
	(dollars in thousands)
Revenues	$238,376	$189,590	25.7%
Direct operating costs	191,455	157,468	21.6%
Adjusted gross margin (1)	46,921	32,122	46.1%
Selling, general and administrative	2,117	1,916	10.5%
Depreciation, amortization and impairment	24,713	23,785	3.9%
Operating income	$20,091	$6,421	212.9%
Average active spreads (2)	11	11	(—)%
Fracturing jobs	142	128	10.9%
Other jobs	146	177	(17.5)%
Total jobs	288	305	(5.6)%
Average revenue per fracturing job	$1,654.75	$1,449.30	14.2%
Average revenue per other job	$23.30	$23.05	1.1%
Average revenue per total job	$827.69	$621.61	33.2%
Average direct operating costs per total job	$664.77	$516.29	28.8%
Average adjusted gross margin per total job (3)	$162.92	$105.32	54.7%
Adjusted gross margin as a percentage of revenues (3)	19.7%	16.9%	16.2%
Capital expenditures	$34,554	$33,462	3.3%
(1)
Adjusted gross margin is defined as revenues less direct operating costs (excluding depreciation, amortization and impairment expense). See Non-GAAP Financial Measures below for a reconciliation of GAAP gross margin to adjusted gross margin by segment.
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

Revenues increased primarily due to an increase in the number of higher revenue fracturing jobs, improved pricing and continued improvement in asset utilization and efficiency. Direct operating costs increased primarily due to an increase in the number of higher cost fracturing jobs as well as inflationary pressure on labor and supplies.

Our average revenue per total job increased primarily as a result of a shift in the mix of total jobs toward higher revenue fracturing jobs. Average revenue per fracturing job increased primarily due to improved pricing. Average direct operating costs per total job increased partially as a result of a $9.9 million net benefit from a sales and use tax refund in the first quarter of 2022. Without this benefit, average direct operating costs per total job would have increased approximately 21% primarily as a result of a shift toward higher cost fracturing jobs as well as inflationary pressure on labor and supplies.

	Three Months Ended
	June 30,	March 31,
Directional Drilling	2022	2022	% Change
	(dollars in thousands)
Revenues	$54,825	$43,334	26.5%
Direct operating costs	45,438	36,954	23.0%
Adjusted gross margin (1)	9,387	6,380	47.1%
Selling, general and administrative	1,500	1,248	20.2%
Depreciation, amortization and impairment	3,859	3,344	15.4%
Operating income	$4,028	$1,788	125.3%
Capital expenditures	$4,036	$2,966	36.1%
(1)
Adjusted gross margin is defined as revenues less direct operating costs (excluding depreciation, amortization and impairment expense). See Non-GAAP Financial Measures below for a reconciliation of GAAP gross margin to adjusted gross margin by segment.

Directional drilling revenue increased primarily due to increased job activity and improved pricing. We averaged 46 jobs per day during the three months ended June 30, 2022 as compared to 42 jobs per day during the three months ended March 31, 2022.

Direct operating costs were higher by $8.5 million, or 23%, primarily due to increased job activity and cost inflation.

	Three Months Ended
	June 30,	March 31,
Other Operations	2022	2022	% Change
	(dollars in thousands)
Revenues	$24,451	$19,811	23.4%
Direct operating costs	13,738	12,084	13.7%
Adjusted gross margin (1)	10,713	7,727	38.6%
Selling, general and administrative	610	589	3.6%
Depreciation, depletion, amortization and impairment	6,803	6,397	6.3%
Operating income	$3,300	$741	345.3%
Capital expenditures	$7,189	$6,202	15.9%
(1)
Adjusted gross margin is defined as revenues less direct operating costs (excluding depreciation, depletion, amortization and impairment expense). See Non-GAAP Financial Measures below for a reconciliation of GAAP gross margin to adjusted gross margin by segment.

Other operations revenue increased primarily due to a $2.7 million increase in oil and natural gas revenues as a result of favorable crude oil market prices and higher production. The average WTI-Cushing price for the second quarter of 2022 was $108.72 per barrel as compared to $94.45 per barrel in the first quarter of 2022.

Direct operating costs increased primarily due to increased activity levels and cost inflation.

	Three Months Ended
	June 30,	March 31,
Corporate	2022	2022	% Change
	(dollars in thousands)
Selling, general and administrative	$20,158	$22,637	(11.0)%
Merger and integration expenses	$182	1,863	(90.2)%
Depreciation	$1,273	$1,389	(8.4)%
Other operating (income) expenses, net
Net gain on asset disposals	$(9,295)	$(1,113)	735.1%
Legal-related expenses and settlements	64	118	(45.8)%
Research and development	247	245	0.8%
Other	(252)	(472)	(46.6)%
Other operating (income) expenses, net	$(9,236)	$(1,222)	655.8%
Interest income	$14	$15	(6.7)%
Interest expense	$10,658	$10,565	0.9%
Other income (expense)	$(2,452)	$1,582	NA
Capital expenditures	$426	$488	(12.7)%

Selling, general and administrative expense decreased primarily due to the fair value remeasurement of outstanding phantom unit awards in the first quarter of 2022. We did not recognize a similar adjustment in the second quarter of 2022. See Note 11 of Notes to unaudited condensed consolidated financial statements for additional information on phantom unit awards as of June 30, 2022.

Merger and integration expenses decreased as the majority of costs related to the Pioneer acquisition, which closed on October 1, 2021, and the subsequent divestiture of Pioneer’s well servicing rig business and wireline business, which closed on December 31, 2021, were substantially complete in the first quarter of 2022.

Other operating (income) expenses, net includes net gains associated with the disposal of assets. Accordingly, the related gains or losses have been excluded from the results of specific segments. The $9.3 million net gain on asset disposals in the second quarter of 2022 was primarily due to the release of a $11.5 million cumulative translation adjustment from accumulated other comprehensive income into net income (loss) in our condensed consolidated statements of operations upon substantially completing our exit from our Canadian operations.

The $4.0 million change in other income (expense) between the first quarter of 2022 and the second quarter of 2022 was primarily due to foreign currency adjustments related to our Colombian operations.

The following tables summarize results of operations by business segment for the six months ended June 30, 2022, and June 30, 2021:

	Six Months Ended
	June 30,	June 30,
Contract Drilling	2022	2021	% Change
	(dollars in thousands)
Revenues	$561,226	$275,233	103.9%
Direct operating costs	372,975	179,512	107.8%
Adjusted gross margin (1)	188,251	95,721	96.7%
Other operating expenses, net	2	45	(95.6)%
Selling, general and administrative	2,765	2,260	22.3%
Depreciation, amortization and impairment	166,928	200,266	(16.6)%
Operating income (loss)	$18,556	$(106,850)	NA
Operating days - U.S. (2)	21,377	12,835	66.6%
Average revenue per operating day - U.S.	$24.56	$21.44	14.5%
Average direct operating costs per operating day - U.S.	$16.24	$13.98	16.2%
Average adjusted gross margin per operating day - U.S. (3)	$8.32	$7.47	11.4%
Average rigs operating - U.S. (2)	118	71	66.6%
Capital expenditures	$101,875	$35,469	187.2%
(1)
Adjusted gross margin is defined as revenues less direct operating costs (excluding depreciation, amortization and impairment expense). See Non-GAAP Financial Measures below for a reconciliation of GAAP gross margin to adjusted gross margin by segment.
(2)
A rig is considered to be operating if it is earning revenue pursuant to a contract on a given day. Average rigs operating is defined as operating days divided by the number of days in the period.
(3)
Average adjusted gross margin per operating day is defined as adjusted gross margin divided by operating days.

Revenues increased primarily due to an increase in operating days and improved pricing. Average revenue per operating day increased primarily due to improved pricing.

Direct operating costs increased due to an increase in operating days, increased reactivation costs and inflationary pressure on labor and supplies. Average direct operating costs per operating day increased primarily due to a lower portion of our rigs being on standby, increased reactivation costs and inflationary cost pressure beginning in the second half of 2021. Rigs on standby have very little associated cost.

Depreciation, amortization and impairment expense decreased primarily due to a lower depreciable asset base during the six months ended June 30, 2022 as a result of a $220 million impairment charge taken in the fourth quarter of 2021. The impairment charge was related to the abandonment of 43 legacy non-super-spec rigs and equipment.

The increase in capital expenditures was primarily due to higher maintenance capital expenditures and upgrading of certain rig components.

	Six Months Ended
	June 30,	June 30,
Pressure Pumping	2022	2021	% Change
	(dollars in thousands)
Revenues	$427,966	$187,830	127.8%
Direct operating costs	348,923	178,830	95.1%
Adjusted gross margin (1)	79,043	9,000	778.3%
Selling, general and administrative	4,033	3,535	14.1%
Depreciation, amortization and impairment	48,498	69,125	(29.8)%
Operating income (loss)	$26,512	$(63,660)	NA
Average active spreads (2)	11	7	57.1%
Fracturing jobs	270	176	53.4%
Other jobs	323	406	(20.4)%
Total jobs	593	582	1.9%
Average revenue per fracturing job	$1,557.35	$994.88	56.5%
Average revenue per other job	$23.16	$31.36	(26.1)%
Average revenue per total job	$721.70	$322.73	123.6%
Average direct operating costs per total job	$588.40	$307.27	91.5%
Average adjusted gross margin per total job (3)	$133.29	$15.46	762.2%
Adjusted gross margin as a percentage of revenues (3)	18.5%	4.8%	284.8%
Capital expenditures	$68,016	$12,989	423.6%
(1)
Adjusted gross margin is defined as revenues less direct operating costs (excluding depreciation, amortization and impairment expense). See Non-GAAP Financial Measures below for a reconciliation of GAAP gross margin to adjusted gross margin by segment.
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

Revenues increased primarily due to an increase in the number of higher revenue fracturing jobs, improved pricing and continued improvement in asset utilization and efficiency. Direct operating costs increased primarily due to an increase in the number of higher cost fracturing jobs as well as inflationary pressure on labor and supplies.

Our average revenue per total job increased primarily as a result of a shift in the mix of total jobs toward higher revenue fracturing jobs. Average revenue per fracturing job increased primarily due to improved pricing. Average direct operating costs per total job increased primarily as a result of a shift toward higher cost fracturing jobs as well as inflationary pressure on labor and supplies.

Depreciation, amortization and impairment expense decreased primarily due to a lower depreciable asset base during the six months ended June 30, 2022 as a result of a $32.2 million impairment charge taken in the fourth quarter of 2021. This impairment charge was related to the abandonment of approximately 0.2 million horsepower within our pressure pumping fleet.

The increase in capital expenditures was primarily due to costs associated with reactivating stacked equipment as well as upgrades and the increase in maintenance capital expenditures associated with a higher average number of active spreads.

	Six Months Ended
	June 30,	June 30,
Directional Drilling	2022	2021	% Change
	(dollars in thousands)
Revenues	$98,159	$44,539	120.4%
Direct operating costs	82,392	39,007	111.2%
Adjusted gross margin (1)	15,767	5,532	185.0%
Selling, general and administrative	2,748	2,474	11.1%
Depreciation, amortization and impairment	7,203	13,091	(45.0)%
Operating income (loss)	$5,816	$(10,033)	NA
Capital expenditures	$7,002	$1,323	429.3%

(1)
Adjusted gross margin is defined as revenues less direct operating costs (excluding depreciation, amortization and impairment expense). See Non-GAAP Financial Measures below for a reconciliation of GAAP gross margin to adjusted gross margin by segment.

Directional drilling revenue increased primarily due to increased job activity and improved pricing. We averaged 44 jobs per day during the six months ended June 30, 2022 as compared to 25 jobs per day during the six months ended June 30, 2021.

Direct operating costs were higher by $43.4 million, or 111%, primarily due to increased job activity and cost inflation.

Depreciation, amortization and impairment expense decreased primarily due to a lower depreciable asset base during the six months ended June 30, 2022 as a result of the abandonment of an $11.4 million developed technology intangible asset and $2.5 million of directional drilling equipment during the fourth quarter of 2021.

Capital expenditures increased due to higher levels of activity requiring premium equipment to meet market demands.

	Six Months Ended
	June 30,	June 30,
Other Operations	2022	2021	% Change
	(dollars in thousands)
Revenues	$44,262	$25,101	76.3%
Direct operating costs	25,822	20,635	25.1%
Adjusted gross margin (1)	18,440	4,466	312.9%
Selling, general and administrative	1,199	866	38.5%
Depreciation, depletion, amortization and impairment	13,200	11,443	15.4%
Operating income (loss)	$4,041	$(7,843)	NA
Capital expenditures	$13,391	$6,173	116.9%
(1)
Adjusted gross margin is defined as revenues less direct operating costs (excluding depreciation, depletion, amortization and impairment expense). See Non-GAAP Financial Measures below for a reconciliation of GAAP gross margin to adjusted gross margin by segment.

Other operations revenue and direct operating costs increased primarily due to a $9.6 million increase in oil and natural gas revenues as a result of favorable crude oil market prices and higher production as well as a $7.9 million increase in our oilfield rentals business revenues due to a higher volume of services. Average WTI-Cushing prices for the six months ended June 30, 2022 were $102.01 per barrel as compared to $62.21 per barrel in the six months ended June 30, 2021. The increase in direct operating costs was primarily related to incremental production costs from our oil and natural gas assets as well as a higher volume of services provided by our oilfield rentals business and cost inflation.

The increase in capital expenditures was primarily related to incremental spending in our oilfield rentals and oil and natural gas businesses.

	Six Months Ended
	June 30,	June 30,
Corporate	2022	2021	% Change
	(dollars in thousands)
Selling, general and administrative	$42,795	$36,978	15.7%
Merger and integration expenses	$2,045	$1,148	78.1%
Depreciation	$2,662	$2,994	(11.1)%
Other operating (income) expenses, net
Net gain on asset disposals	$(10,408)	$(4,052)	156.9%
Legal-related expenses and settlements	182	611	(70.2)%
Research and development	492	872	(43.6)%
Other	(724)	—	NA
Other operating (income) expenses, net	$(10,458)	$(2,569)	307.1%
Interest income	$29	$159	(81.8)%
Interest expense	$21,223	$20,713	2.5%
Other income (expense)	$(870)	$826	NA
Capital expenditures	$914	$619	47.7%

Selling, general and administrative expense increased primarily due to increased personnel costs as a result of higher headcount, wage growth and changes in stock-based compensation.

Other operating (income) expenses, net includes net gains associated with the disposal of assets. Accordingly, the related gains or losses have been excluded from the results of specific segments. The $10.4 million gain on asset disposals during the six months ended June 30, 2022 was primarily due to the release of a $11.5 million cumulative translation adjustment from accumulated other comprehensive income into net income (loss) in our condensed consolidated statements of operations upon substantially completing our exit from our Canadian operations. The majority of the net gain on asset disposals during the six months ended June 30, 2021 reflect gains on disposals of buildings and land.

The $1.7 million change in other income (expense) was primarily due to foreign currency adjustments related to our Colombian operations.

Income Taxes

Our effective income tax rate fluctuates from the U.S. statutory tax rate based on, among other factors, changes in pretax income in jurisdictions with varying statutory tax rates, the impact of U.S. state and local taxes, the realizability of deferred tax assets and other differences related to the recognition of income and expense between GAAP and tax accounting.

Our effective income tax rate for the three months ended June 30, 2022 was 7.5%, compared with (3.3)% for the three months ended March 31, 2022. The higher effective income tax rate for the three months ended June 30, 2022 was primarily attributable to pre-tax income recognized in the second quarter of 2022 versus pre-tax loss recognized in the first quarter of 2022, as well as incremental income tax expense included in the second quarter of 2022 for Colombia and certain U.S. states.

Our effective income tax rate for the six months ended June 30, 2022 was (64.7)%, compared with 15.0% for the six months ended June 30, 2021. The lower effective income tax rate for the six months ended June 30, 2022 was primarily attributable to the impact of valuation allowances between periods. For the period ending June 30, 2022, due to valuation allowances, only certain income tax expense related to Colombia and certain U.S. states was recorded, during a period with a pre-tax loss. This resulted in a negative effective income tax rate for the six months ended June 30, 2022.

We continue to monitor income tax developments in the United States and other countries where we have legal entities. We will incorporate into our future financial statements the impacts, if any, of future regulations and additional authoritative guidance when finalized.

Liquidity and Capital Resources

Our primary sources of liquidity are cash and cash equivalents, availability under our revolving credit facility and cash provided by operating activities. As of June 30, 2022, we had approximately $173 million in working capital, including $19.6 million of cash and cash equivalents, and approximately $575 million available under our revolving credit facility.

We have an amended and restated credit agreement (the “Credit Agreement”), which is a committed senior unsecured revolving credit facility that permits aggregate borrowings of up to $600 million, including a letter of credit facility that, at any time outstanding, is limited to $150 million and a swing line facility that, at any time outstanding, is limited to $20 million. As of June 30, 2022, we had $25.0 million outstanding under our revolving credit facility at a base rate of 5.5%. We had $0.1 million in letters of credit outstanding under the Credit Agreement at June 30, 2022 and, as a result, had available borrowing capacity of approximately $575 million at that date. Of the revolving credit commitments, $50 million expires on March 27, 2024, and the remaining $550 million expires on March 27, 2025. Subject to customary conditions, we may request that the lenders’ aggregate commitments be increased by up to $300 million, not to exceed total commitments of $900 million. Additionally, we have the option, subject to certain conditions, to exercise one one-year extension of the maturity date.

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

Our outstanding debt at June 30, 2022 was $884 million and consisted of $510 million of 3.95% Senior Notes due 2028 (the “2028 Notes”), $349 million of 5.15% Senior Notes due 2029 (the “2029 Notes”) and $25.0 million under our revolving credit facility. We were in compliance with all covenants at June 30, 2022.

For a full description of the Credit Agreement, the Reimbursement Agreement, the 2028 Notes and the 2029 Notes, please see Note 8 of Notes to unaudited condensed consolidated financial statements.

We had $65.1 million of outstanding letters of credit at June 30, 2022, which were comprised of $65.0 million outstanding under the Reimbursement Agreement and $0.1 million outstanding under the Credit Agreement. We maintain these letters of credit primarily for the benefit of various insurance companies as collateral for retrospective premiums and retained losses which could become payable under terms of the underlying insurance contracts. These letters of credit expire annually at various times during the year and are typically renewed. As of June 30, 2022, no amounts had been drawn under the letters of credit.

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

A portion of our capital expenditures can be adjusted and managed by us to match market demand and activity levels. Based on our current outlook for activity, we have increased our 2022 capital expenditures forecast to approximately $390 million.

The majority of these expenditures are expected to be used for normal, recurring items necessary to support our business.

During the six months ended June 30, 2022, our sources of cash flow included:

•
$85.0 million from operating activities,
•
$15.3 million in proceeds from the disposal of property and equipment, and
•
$25.0 million in net borrowings under our revolving credit facility.

During the six months ended June 30, 2022, we used $17.3 million to pay dividends on our common stock and $194 million:

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

We paid cash dividends during the six months ended June 30, 2022 as follows:

	Per Share	Total
		(in thousands)
Paid on March 17, 2022	$0.04	$8,611
Paid on June 16, 2022	0.04	8,652
	$0.08	$17,263

On July 27, 2022, our Board of Directors approved a cash dividend on our common stock in the amount of $0.04 per share to be paid on September 15, 2022 to holders of record as of September 1, 2022. The amount and timing of all future dividend payments, if any, are subject to the discretion of the Board of Directors and will depend upon business conditions, results of operations, financial condition, terms of our debt agreements and other factors. Our Board of Directors may, without advance notice, reduce or suspend our dividend in order to improve our financial flexibility and position our company for long-term success. There can be no assurance that we will pay a dividend in the future.

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

In September 2013, our Board of Directors approved a stock buyback program. In July 2019, our Board of Directors increased the amount authorized to be repurchased under the program to up to $250 million of our common stock. All purchases executed to date have been through open market transactions. Purchases under the program are made at management’s discretion, at prevailing prices, subject to market conditions and other factors. Purchases may be made at any time without prior notice. There is no expiration date associated with the program. As of June 30, 2022, we had remaining authorization to purchase approximately $130 million of our outstanding common stock under the program. Shares of stock purchased under the program are held as treasury shares.

Treasury stock acquisitions during the six months ended June 30, 2022 were as follows (dollars in thousands):

	Shares	Cost
Treasury shares at beginning of period	84,128,995	$1,372,641
Acquisitions pursuant to long-term incentive plan (1)	1,372,101	23,237
Other	3,027	28
Treasury shares at end of period	85,504,123	$1,395,906

(1)
We withheld 1,372,101 shares during the first two quarters of 2022 with respect to exercise price and employees’ tax withholding obligations upon the exercise of stock options and employees’ tax withholding obligations upon the settlement of performance unit awards and the vesting of restricted stock units. These shares were acquired at fair market value. These acquisitions were made pursuant to the terms of the Patterson-UTI Energy, Inc. Amended and Restated 2014 Long-Term Incentive Plan, as amended (the “2014 Plan”) and the Patterson-UTI Energy, Inc. 2021 Long-Term Incentive Plan (the “2021 Plan”), and not pursuant to the stock buyback program.

As of June 30, 2022, we had unrecognized compensation costs of $34.2 million and $14.3 million related to our unvested restricted stock units and our unvested Performance Units, respectively. The weighted-average remaining vesting periods for these awards were 1.90 years and 1.70 years, respectively as of June 30, 2022. See Note 11 of Notes to unaudited condensed consolidated financial statements for additional discussion regarding our stock-based compensation.

Commitments — As of June 30, 2022, we had commitments to purchase major equipment totaling approximately $97.8 million for our drilling, pressure pumping, directional drilling and oilfield rentals businesses. Our pressure pumping business has entered into agreements to purchase minimum quantities of proppants and chemicals from certain vendors. As of June 30, 2022, the remaining minimum obligation under these agreements was approximately $16.1 million.

See Note 9 of Notes to unaudited condensed consolidated financial statements for additional information on our current commitments and contingencies as of June 30, 2022.

Operating lease liabilities totaled $27.3 million at June 30, 2022. There have been no material changes to our operating lease liabilities since December 31, 2021.

Trading and Investing — We have not engaged in trading activities that include high-risk securities, such as derivatives and non-exchange traded contracts. We invest cash primarily in highly liquid, short-term investments such as overnight deposits and money market accounts.

Non-GAAP Financial Measures

Adjusted EBITDA

Adjusted earnings before interest, taxes, depreciation and amortization (“Adjusted EBITDA”) is not defined by accounting principles generally accepted in the United States of America (“GAAP”). We define Adjusted EBITDA as net income (loss) plus net interest expense, income tax expense (benefit) and depreciation, depletion, amortization and impairment expense. We present Adjusted EBITDA because we believe it provides to both management and investors additional information with respect to the performance of our fundamental business activities and a comparison of the results of our operations from period to period and against our peers without regard to our financing methods or capital structure. We exclude the items listed above from net income (loss) in arriving at Adjusted EBITDA because these amounts can vary substantially from company to company within our industry depending upon accounting methods and book values of assets, capital structures and the method by which the assets were acquired. Adjusted EBITDA should not be construed as an alternative to the GAAP measure of net income (loss). Our computations of Adjusted EBITDA may not be the same as similarly titled measures of other companies. Set forth below is a reconciliation of the non-GAAP financial measure of Adjusted EBITDA to the GAAP financial measure of net income (loss).

	Three Months Ended		Six Months Ended
	June 30,	March 31,	June 30,
	2022	2022	2022	2021
	(in thousands)
Net income (loss)	$21,886	$(28,777)	$(6,891)	$(209,722)
Income tax expense (benefit)	1,780	928	2,708	(36,943)
Net interest expense	10,644	10,550	21,194	20,554
Depreciation, depletion, amortization and impairment	121,553	116,938	238,491	296,919
Adjusted EBITDA	$155,863	$99,639	$255,502	$70,808

Adjusted Gross Margin

We define “Adjusted gross margin” as revenues less direct operating costs (excluding depreciation, depletion, amortization and impairment expense). Adjusted gross margin is included as a supplemental disclosure because it is a useful indicator of our operating performance.

	Contract Drilling	Pressure Pumping	Directional Drilling	Other Operations
	(in thousands)
For the three months ended June 30, 2022
Revenues	$304,586	$238,376	$54,825	$24,451
Less direct operating costs	(196,269)	(191,455)	(45,438)	(13,738)
Less depreciation, depletion, amortization and impairment	(84,905)	(24,713)	(3,859)	(6,803)
GAAP gross margin	23,412	22,208	5,528	3,910
Depreciation, depletion, amortization and impairment	84,905	24,713	3,859	6,803
Adjusted gross margin	$108,317	$46,921	$9,387	$10,713

For the three months ended March 31, 2022
Revenues	$256,640	$189,590	$43,334	$19,811
Less direct operating costs	(176,706)	(157,468)	(36,954)	(12,084)
Less depreciation, depletion, amortization and impairment	(82,023)	(23,785)	(3,344)	(6,397)
GAAP gross margin	(2,089)	8,337	3,036	1,330
Depreciation, depletion, amortization and impairment	82,023	23,785	3,344	6,397
Adjusted gross margin	$79,934	$32,122	$6,380	$7,727

For the six months ended June 30, 2022
Revenues	$561,226	$427,966	$98,159	$44,262
Less direct operating costs	(372,975)	(348,923)	(82,392)	(25,822)
Less depreciation, depletion, amortization and impairment	(166,928)	(48,498)	(7,203)	(13,200)
GAAP gross margin	21,323	30,545	8,564	5,240
Depreciation, depletion, amortization and impairment	166,928	48,498	7,203	13,200
Adjusted gross margin	$188,251	$79,043	$15,767	$18,440

For the six months ended June 30, 2021
Revenues	$275,233	$187,830	$44,539	$25,101
Less direct operating costs	(179,512)	(178,830)	(39,007)	(20,635)
Less depreciation, depletion, amortization and impairment	(200,266)	(69,125)	(13,091)	(11,443)
GAAP gross margin	(104,545)	(60,125)	(7,559)	(6,977)
Depreciation, depletion, amortization and impairment	200,266	69,125	13,091	11,443
Adjusted gross margin	$95,721	$9,000	$5,532	$4,466

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

Volatility of Oil and Natural Gas Prices and its Impact on Operations and Financial Condition

Our revenue, profitability and cash flows are highly dependent upon prevailing prices for oil and natural gas and expectations about future prices. For many years, oil and natural gas prices and markets have been extremely volatile. Prices are affected by many factors beyond our control. Reduced demand for crude oil and refined products related to the COVID-19 pandemic led to a significant reduction in crude oil prices and demand for drilling and completion services in 2020 and early 2021. However, market fundamentals are now strong, as demand is increasing for drilling and completions equipment and services, and industry supply remains constrained. Oil prices averaged $108.72 per barrel in the second quarter of 2022, as compared to $94.45 per barrel in the first quarter of 2022.

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

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

We may be exposed to certain market risks arising from the use of financial instruments in the ordinary course of business. For quantitative and qualitative disclosures about market risk, see Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in our Annual Report on Form 10-K for the year ended December 31, 2021. There have been no material changes in our exposure to market risk

As of June 30, 2022, we had exposure to interest rate market risk associated with borrowings that we had under the Credit Agreement and would have had exposure to interest rate market risk associated with any amounts owed under the Reimbursement Agreement.

Loans under the Credit Agreement bear interest by reference, at our election, to the LIBOR rate or base rate. The applicable margin on LIBOR rate loans varies from 1.00% to 2.00% and the applicable margin on base rate loans varies from 0.00% to 1.00%, in each case determined based on our credit rating. As of June 30, 2022, applicable margin on LIBOR rate loans was 1.75% and the applicable margin on base rate loans was 0.75%. As of June 30, 2022, we had $25.0 million outstanding under our revolving credit facility at a base rate of 5.5%. The interest rate on borrowings outstanding under our revolving credit facility is variable and adjusts at each interest payment date based on our election of LIBOR or the base rate.

Under the Reimbursement Agreement, we will reimburse Scotiabank on demand for any amounts that Scotiabank has disbursed under any letters of credit. We are obligated to pay Scotiabank interest on all amounts not paid by us on the date of demand or when otherwise due at the LIBOR rate plus 2.25% per annum. As of June 30, 2022, no amounts had been disbursed under any letters of credit.

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

Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10‑Q. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of June 30, 2022.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

The table below sets forth the information with respect to purchases of our common stock made by us during the quarter ended June 30, 2022.

				Approximate Dollar
			Total Number of	Value of Shares
			Shares (or Units)	That May Yet Be
			Purchased as Part	Purchased Under the
	Total	Average Price	of Publicly	Plans or
	Number of Shares	Paid per	Announced Plans	Programs (in
Period Covered	Purchased (1)	Share	or Programs	thousands) (2)
April 2022	1,178,830	$16.45	—	$130,000
May 2022	—	$—	—	$130,000
June 2022	195,427	$19.75	—	$130,000
Total	1,374,257		—

(1)
We withheld 1,371,230 shares during the second quarter of 2022 with respect to exercise price and employees’ tax withholding obligations upon the exercise of stock options and employees’ tax withholding obligations upon the settlement of performance unit awards and the vesting of restricted stock units. These shares were acquired at fair market value. These acquisitions were made pursuant to the terms of the Patterson-UTI Energy, Inc. Amended and Restated 2014 Long-Term Incentive Plan, as amended (the “2014 Plan”) and the Patterson-UTI Energy, Inc. 2021 Long-Term Incentive Plan (the “2021 Plan”), and not pursuant to the stock buyback program.

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

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, has been formatted in Inline XBRL.

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

Date: August 2, 2022