Form 10-Q
period 2022-09-30
PATTERSON UTI ENERGY INC
filed 2022-10-31
CIK 889900

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

or

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

216,821,730 shares of common stock, $0.01 par value, as of October 27, 2022.

PATTERSON-UTI ENERGY, INC. AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION

ITEM 1. Financial Statements

The following unaudited condensed consolidated financial statements include all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented.

PATTERSON-UTI ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited, in thousands, except share data)

	September 30,	December 31,
	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$42,735	$117,524
Accounts receivable, net of allowance for credit losses of $2,873 and $8,493 at September 30, 2022 and December 31, 2021, respectively	546,436	356,083
Federal and state income taxes receivable	275	67
Inventory	55,216	42,359
Other	68,287	67,620
Total current assets	712,949	583,653
Property and equipment, net	2,278,639	2,331,755
Right of use asset	21,893	19,024
Intangible assets, net	6,112	7,537
Deposits on equipment purchases	8,405	849
Other	10,434	11,055
Deferred tax assets, net	3,567	3,975
Total assets	$3,041,999	$2,957,848
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$263,761	$190,219
Federal and state income taxes payable	2,568	232
Accrued liabilities	188,246	238,511
Lease liability	5,421	6,891
Total current liabilities	459,996	435,853
Long-term lease liability	20,591	18,108
Long-term debt, net of debt discount and issuance costs of $5,806 and $6,432 at September 30, 2022 and December 31, 2021, respectively	852,949	852,323
Deferred tax liabilities, net	23,027	29,234
Other	51,051	12,843
Total liabilities	1,407,614	1,348,361
Commitments and contingencies (see Note 9)
Stockholders' equity:
Preferred stock, par value $0.01; authorized 1,000,000 shares, no shares issued	—	—
Common stock, par value $0.01; authorized 400,000,000 shares with 302,325,853 and 299,268,967 issued and 216,821,730 and 215,139,972 outstanding at September 30, 2022 and December 31, 2021, respectively	3,023	2,993
Additional paid-in capital	3,197,334	3,171,536
Retained deficit	(170,066)	(198,316)
Accumulated other comprehensive income	—	5,915
Treasury stock, at cost, 85,504,123 and 84,128,995 shares at September 30, 2022 and December 31, 2021, respectively	(1,395,906)	(1,372,641)
Total stockholders' equity	1,634,385	1,609,487
Total liabilities and stockholders' equity	$3,041,999	$2,957,848

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PATTERSON-UTI ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited, in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Operating revenues:
Contract drilling	$356,044	$157,925	$917,270	$433,158
Pressure pumping	287,664	152,634	715,630	340,464
Directional drilling	58,871	31,728	157,030	76,267
Other	24,924	15,598	69,186	40,699
Total operating revenues	727,503	357,885	1,859,116	890,588
Operating costs and expenses:
Contract drilling	227,063	111,537	600,038	291,049
Pressure pumping	211,704	134,726	560,627	313,556
Directional drilling	48,445	28,360	130,837	67,367
Other	13,409	10,444	39,231	31,079
Depreciation, depletion, amortization and impairment	122,150	141,065	360,641	437,984
Selling, general and administrative	28,472	22,063	82,012	68,176
Merger and integration expenses	24	918	2,069	2,066
Other operating income, net	(109)	(1,219)	(10,565)	(3,743)
Total operating costs and expenses	651,158	447,894	1,764,890	1,207,534
Operating income (loss)	76,345	(90,009)	94,226	(316,946)

Other income (expense):
Interest income	58	37	87	196
Interest expense, net of amount capitalized	(10,975)	(10,683)	(32,198)	(31,396)
Other	(1,774)	14	(2,644)	840
Total other expense	(12,691)	(10,632)	(34,755)	(30,360)

Income (loss) before income taxes	63,654	(100,641)	59,471	(347,306)

Income tax expense (benefit)	2,202	(17,643)	4,910	(54,586)

Net income (loss)	$61,452	$(82,998)	$54,561	$(292,720)

Net income (loss) per common share:
Basic	$0.28	$(0.44)	$0.25	$(1.55)
Diluted	$0.28	$(0.44)	$0.25	$(1.55)

Weighted average number of common shares outstanding:
Basic	216,822	188,965	216,090	188,355
Diluted	220,454	188,965	219,381	188,355
Cash dividends per common share	$0.04	$0.02	$0.12	$0.06

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PATTERSON-UTI ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(unaudited, in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Net income (loss)	$61,452	$(82,998)	$54,561	$(292,720)
Other comprehensive income (loss):
Foreign currency translation adjustment, net of taxes of $0 for all periods	—	(232)	1,793	441
Release of cumulative translation adjustment, net of taxes of $0 and $3,770, into net income (loss) for three and nine months ended September 30, 2022	—	—	(7,708)	—
Total comprehensive income (loss)	$61,452	$(83,230)	$48,646	$(292,279)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PATTERSON-UTI ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(unaudited, in thousands)

	Common Stock		Additional		Accumulated Other
	Number of		Paid-in	Retained	Comprehensive	Treasury
	Shares	Amount	Capital	Deficit	Income	Stock	Total
Balance, December 31, 2021	299,269	$2,993	$3,171,536	$(198,316)	$5,915	$(1,372,641)	$1,609,487
Net loss	—	—	—	(28,777)	—	—	(28,777)
Foreign currency translation adjustment	—	—	—	—	115	—	115
Vesting of restricted stock units	150	1	(1)	—	—	—	—
Stock-based compensation	—	—	4,642	—	—	—	4,642
Payment of cash dividends ($0.04 per share)	—	—	—	(8,611)	—	—	(8,611)
Dividend equivalents	—	—	—	(144)	—	—	(144)
Purchase of treasury stock	—	—	—	—	—	(13)	(13)
Balance, March 31, 2022	299,419	$2,994	$3,176,177	$(235,848)	$6,030	$(1,372,654)	$1,576,699
Net income	—	—	—	21,886	—	—	21,886
Foreign currency translation adjustment	—	—	—	—	1,678	—	1,678
Release of cumulative translation adjustment	—	—	—	—	(7,708)	—	(7,708)
Issuance of restricted stock	980	10	(10)	—	—	—	—
Vesting of restricted stock units	1,287	13	(13)	—	—	—	—
Exercise of stock options	640	6	10,362	—	—	—	10,368
Stock-based compensation	—	—	5,162	—	—	—	5,162
Payment of cash dividends ($0.04 per share)	—	—	—	(8,652)	—	—	(8,652)
Dividend equivalents	—	—	—	(100)	—	—	(100)
Purchase of treasury stock	—	—	—	—	—	(23,252)	(23,252)
Balance, June 30, 2022	302,326	$3,023	$3,191,678	$(222,714)	$—	$(1,395,906)	$1,576,081
Net income	—	—	—	61,452	—	—	61,452
Stock-based compensation	—	—	5,656	—	—	—	5,656
Payment of cash dividends ($0.04 per share)	—	—	—	(8,673)	—	—	(8,673)
Dividend equivalents	—	—	—	(131)	—	—	(131)
Balance, September 30, 2022	302,326	$3,023	$3,197,334	$(170,066)	$—	$(1,395,906)	$1,634,385

	Common Stock		Additional		Accumulated Other
	Number of		Paid-in	Retained	Comprehensive	Treasury
	Shares	Amount	Capital	Earnings	Income	Stock	Total
Balance, December 31, 2020	271,029	$2,710	$2,902,236	$472,014	$5,412	$(1,366,313)	$2,016,059
Net loss	—	—	—	(106,413)	—	—	(106,413)
Foreign currency translation adjustment	—	—	—	—	418	—	418
Vesting of restricted stock units	163	2	(2)	—	—	—	—
Stock-based compensation	—	—	5,891	—	—	—	5,891
Payment of cash dividends ($0.02 per share)	—	—	—	(3,754)	—	—	(3,754)
Dividend equivalents	—	—	—	(55)	—	—	(55)
Balance, March 31, 2021	271,192	$2,712	$2,908,125	$361,792	$5,830	$(1,366,313)	$1,912,146
Net loss	—	—	—	(103,309)	—	—	(103,309)
Foreign currency translation adjustment	—	—	—	—	255	—	255
Issuance of restricted stock	621	6	(6)	—	—	—	—
Vesting of restricted stock units	1,022	10	(10)	—	—	—	—
Stock-based compensation	—	—	5,934	—	—	—	5,934
Payment of cash dividends ($0.02 per share)	—	—	—	(3,769)	—	—	(3,769)
Dividend equivalents	—	—	—	(18)	—	—	(18)
Purchase of treasury stock	—	—	—	—	—	(3,522)	(3,522)
Balance, June 30, 2021	272,835	$2,728	$2,914,043	$254,696	$6,085	$(1,369,835)	$1,807,717
Net loss	—	—	—	(82,998)	—	—	(82,998)
Foreign currency translation adjustment	—	—	—	—	(232)	—	(232)
Vesting of restricted stock units	51	1	(1)	—	—	—	—
Stock-based compensation	—	—	5,048	—	—	—	5,048
Payment of cash dividends ($0.02 per share)	—	—	—	(3,780)	—	—	(3,780)
Dividend equivalents	—	—	—	(58)	—	—	(58)
Purchase of treasury stock	—	—	—	—	—	(52)	(52)
Balance, September 30, 2021	272,886	$2,729	$2,919,090	$167,860	$5,853	$(1,369,887)	$1,725,645

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PATTERSON-UTI ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Nine Months Ended
	September 30,
	2022	2021
Cash flows from operating activities:
Net income (loss)	$54,561	$(292,720)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion, amortization and impairment	360,641	437,984
Dry holes and abandonments	119	177
Deferred income tax expense (benefit)	930	(54,754)
Stock-based compensation expense	15,460	16,873
Net gain on asset disposals	(10,558)	(5,595)
Amortization of debt discount and issuance costs	626	620
Changes in operating assets and liabilities:
Accounts receivable	(190,142)	(103,241)
Income taxes receivable/payable	2,219	4,378
Inventory and other assets	(12,190)	1,486
Accounts payable	59,469	59,357
Accrued liabilities	(50,541)	(8,009)
Other liabilities	32,653	(4,958)
Net cash provided by operating activities	263,247	51,598

Cash flows from investing activities:
Purchases of property and equipment	(317,553)	(90,837)
Proceeds from disposal of assets	20,305	20,558
Other	(2,404)	(345)
Net cash used in investing activities	(299,652)	(70,624)

Cash flows from financing activities:
Purchases of treasury stock	(12,897)	(3,574)
Dividends paid	(25,936)	(11,303)
Proceeds from borrowings under revolving credit facility	90,000	—
Repayment of borrowings under revolving credit facility	(90,000)	—
Net cash used in financing activities	(38,833)	(14,877)
Effect of foreign exchange rate changes on cash	449	272
Net decrease in cash and cash equivalents	(74,789)	(33,631)
Cash and cash equivalents at beginning of period	117,524	224,915
Cash and cash equivalents at end of period	$42,735	$191,284

Supplemental disclosure of cash flow information:
Net cash received (paid) during the period for:
Interest, net of capitalized interest of $689 in 2022 and $117 in 2021	$(31,332)	$(31,031)
Income taxes	(1,166)	4,196
Non-cash investing and financing activities:
Net increase in payables for purchases of property and equipment	$14,175	$14,801
Net increase in deposits on equipment purchases	(7,556)	(66)
Cashless exercise of stock options	10,368	—

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

The unaudited interim condensed consolidated financial statements have been prepared by us pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been omitted pursuant to such rules and regulations, although we believe the disclosures included either on the face of the financial statements or herein are sufficient to make the information presented not misleading. In the opinion of management, all recurring adjustments considered necessary for a fair statement of the information in conformity with GAAP have been included. The unaudited condensed consolidated balance sheet as of December 31, 2021, as presented herein, was derived from our audited consolidated balance sheet but does not include all disclosures required by GAAP. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021. The results of operations for the three and nine months ended September 30, 2022 are not necessarily indicative of the results to be expected for the full year.

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

A discounted cash flow model was used by a third-party specialist in determining the fair value of the property and equipment and intangible assets. We applied significant judgment in estimating the fair value of assets acquired and liabilities assumed, which involved the use of significant estimates and assumptions with respect to market day rates, direct operating costs, rig utilization percentages, expectations regarding the amount of future capital and operating costs, and discount rates. Certain data necessary to complete the purchase price allocation is not yet available, including final tax returns that provide the underlying tax basis of Pioneer's assets and liabilities. The purchase price allocation was finalized as of September 30, 2022. The valuation period adjustments did not have a material impact on our consolidated financial statements.

Identifiable assets acquired
Cash and cash equivalents	$649
Accounts receivable	44,832
Inventory	8,513
Held for sale assets	73,649
Other current assets	4,479
Property and equipment	215,356
Other long-term assets	9,698
Total identifiable assets acquired	357,176
Liabilities assumed
Accounts payable and accrued liabilities	30,222
Held for sale liabilities	32,160
Deferred income taxes	11,832
Other long-term liabilities	4,930
Total liabilities assumed	79,144
Total net assets acquired	$278,032

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

Discontinued Operations

On December 31, 2021, we completed the sale of the previously acquired well servicing rig business and wireline business to Clearwell Dynamics, LLC. The sale price was $43.0 million in cash consideration, subject to customary purchase price adjustments at closing for cash and working capital. The results of operations of these businesses were presented as a discontinued operation in the consolidated financial statements during the fourth quarter of 2021.

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

Operating Lease Revenue — Lease income from equipment that we lease to others is recognized on a straight-line basis over the lease term. Lease income recognized during the nine months ended September 30, 2022 and 2021 was not material.

Accounts Receivable and Contract Liabilities

Accounts receivable is our right to consideration once it becomes unconditional. Payment terms typically range from 30 to 60 days.

Accounts receivable balances were $541 million and $352 million as of September 30, 2022 and December 31, 2021, respectively. These balances do not include amounts related to our oil and gas working interests as those contracts are excluded from Topic 606. Accounts receivable balances are included in “Accounts receivable” in the condensed consolidated balance sheets.

We do not have any significant contract asset balances. Contract liabilities include prepayments received from customers prior to the requested services being completed. Once the services are complete and have been invoiced, the prepayment is applied against the customer’s account to offset the accounts receivable balance. Also included in contract liabilities are payments received from customers for reactivation, initial mobilization of newly constructed or upgraded rigs that were moved on location to the initial well site. These payments are allocated to the overall performance obligation and amortized over the initial term of the contract. During the nine months ended September 30, 2022, $0.6 million of such payments were amortized and recorded in drilling revenue. During the nine months ended September 30, 2021, no such payments were amortized and recorded in drilling revenue.

Total contract liability balances were $48.8 million and $60.3 million as of September 30, 2022 and December 31, 2021, respectively. We recognized $59.7 million of revenue in the nine months ended September 30, 2022 that was included in the contract liability balance at the beginning of the period. Revenue related to our contract liabilities balance is expected to be recognized through 2026. The $8.5 million current portion of our contract liability balance is included in “Accrued liabilities” and $40.3 million noncurrent portion of our contract liability balance is included in “Other” in the condensed consolidated balance sheets.

Contract Costs

Costs incurred for newly constructed rigs or rig upgrades based on a contract with a customer are considered capital improvements and are capitalized to drilling equipment and depreciated over the estimated useful life of the asset.

Remaining Performance Obligations

We maintain a backlog of commitments for contract drilling services under term contracts, which we define as contracts with a duration of six months or more. Our contract drilling backlog in the United States as of September 30, 2022 was approximately $710 million. Approximately 32% of the total contract drilling backlog in the United States at September 30, 2022 is reasonably expected to remain at September 30, 2023. We generally calculate our backlog by multiplying the dayrate under our term drilling contracts by the number of days remaining under the contract. The calculation does not include any revenues related to fees for other services such as for mobilization, other than initial mobilization, demobilization and customer reimbursables, nor does it include potential reductions in rates for unscheduled standby or during periods in which the rig is moving or incurring maintenance and repair time in excess of what is permitted under the drilling contract. For contracts that contain variable dayrate pricing, our backlog calculation uses the dayrate in effect for periods where the dayrate is fixed, and, for periods that remain subject to variable pricing, uses commodity pricing or other related indices in effect at September 30, 2022. In addition, our term drilling contracts are generally subject to termination by the customer on short notice and provide for an early termination payment to us in the event that the contract is terminated by the customer. For contracts on which we have received notice for the rig to be placed on standby, our backlog calculation uses the standby rate for the period over which we expect to receive the standby rate. For contracts on which we have received an early termination notice, our backlog calculation includes the early termination rate, instead of the dayrate, for the period over which we expect to receive the lower rate. Please see “Our Current Backlog of Contract Drilling Revenue May Decline and May Not Ultimately Be Realized, as Fixed-Term Contracts May in Certain Instances Be Terminated Without an Early Termination Payment” included in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

4. Inventory

Inventory consisted of the following at September 30, 2022 and December 31, 2021 (in thousands):

	September 30, 2022	December 31, 2021
Finished goods	$711	$515
Work-in-process	2,345	882
Raw materials and supplies	52,160	40,962
Inventory	$55,216	$42,359

5. Property and Equipment

Property and equipment consisted of the following at September 30, 2022 and December 31, 2021 (in thousands):

	September 30, 2022	December 31, 2021
Equipment	$7,533,455	$7,742,101
Oil and natural gas properties	235,593	229,403
Buildings	178,024	182,280
Land	23,831	24,562
Total property and equipment	7,970,903	8,178,346
Less accumulated depreciation, depletion and impairment	(5,692,264)	(5,846,591)
Property and equipment, net	$2,278,639	$2,331,755

On a periodic basis, we evaluate our fleet of drilling rigs for marketability based on the condition of inactive rigs, expenditures that would be necessary to bring them to working condition and the expected demand for drilling services by rig type. The components comprising rigs that will no longer be marketed are evaluated, and those components with continuing utility to our other marketed rigs are transferred to other rigs or to our yards to be used as spare equipment. The remaining components of these rigs are retired. We had no impairment related to the marketability or condition of our drilling rigs during the three and nine months ended September 30, 2022.

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

6. Intangible Assets

The following table presents the gross carrying amount and accumulated amortization of our intangible assets as of September 30, 2022 and December 31, 2021 (in thousands):

	September 30, 2022			December 31, 2021
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Developed technology	$7,772	$(3,579)	$4,193	$55,772	$(50,996)	$4,776
Other	3,150	(1,231)	1,919	4,135	(1,374)	2,761
Intangible assets, net	$10,922	$(4,810)	$6,112	$59,907	$(52,370)	$7,537

Amortization expense on intangible assets of approximately $0.3 million and $3.1 million was recorded in the three months ended September 30, 2022 and 2021, respectively. Amortization expense on intangible assets of approximately $1.0 million and $9.4 million was recorded in the nine months ended September 30, 2022 and 2021, respectively.

7. Accrued Liabilities

Accrued liabilities consisted of the following at September 30, 2022 and December 31, 2021 (in thousands):

	September 30, 2022	December 31, 2021
Salaries, wages, payroll taxes and benefits	$48,496	$52,252
Workers' compensation liability	66,395	67,921
Property, sales, use and other taxes	16,248	9,673
Insurance, other than workers' compensation	4,477	6,494
Accrued interest payable	11,575	11,226
Accrued restructuring expenses	—	7,884
Deferred revenue	8,530	60,282
Other	32,525	22,779
Accrued liabilities	$188,246	$238,511

8. Long-Term Debt

Long-term debt consisted of the following at September 30, 2022 and December 31, 2021 (in thousands):

	September 30, 2022	December 31, 2021
3.95% Senior Notes	$509,505	$509,505
5.15% Senior Notes	349,250	349,250
	858,755	858,755
Less deferred financing costs and discounts	(5,806)	(6,432)
Total	$852,949	$852,323

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

Loans under the Credit Agreement bear interest by reference, at our election, to the LIBOR rate or base rate. The applicable margin on LIBOR rate loans varies from 1.00% to 2.00% and the applicable margin on base rate loans varies from 0.00% to 1.00%, in each case determined based upon our credit rating. As of September 30, 2022, applicable margin on LIBOR rate loans was 1.75% and the applicable margin on base rate loans was 0.75%. A letter of credit fee is payable by us equal to the applicable margin for LIBOR rate loans times the daily amount available to be drawn under outstanding letters of credit. The commitment fee rate payable to the lenders varies from 0.10% to 0.30% based on our credit rating.

None of our subsidiaries are currently required to be a guarantor under the Credit Agreement. However, if any subsidiary guarantees or incurs debt in excess of the Priority Debt Basket (as defined in the Credit Agreement), such subsidiary is required to become a guarantor under the Credit Agreement.

The Credit Agreement contains representations, warranties, affirmative and negative covenants and events of default and associated remedies that we believe are customary for agreements of this nature, including certain restrictions on our ability and the ability of each of our subsidiaries to incur debt and grant liens. If our credit rating is below investment grade at both Moody’s and S&P, we will become subject to a restricted payment covenant, which would require us to have a Pro Forma Debt Service Coverage Ratio (as defined in the Credit Agreement) greater than or equal to 1.50 to 1.00 immediately before and immediately after making any restricted payment. Restricted payments include, among other things, dividend payments, repurchases of our common stock, distributions to holders of our common stock or any other payment or other distribution to third parties on account of our or our subsidiaries’ equity interests. Our credit rating is currently investment grade at one of the two ratings agencies. The Credit Agreement also requires that our total debt to capitalization ratio, expressed as a percentage, not exceed 50%. The Credit Agreement generally defines the total debt to capitalization ratio as the ratio of (a) total borrowed money indebtedness to (b) the sum of such indebtedness plus consolidated net worth, with consolidated net worth determined as of the end of the most recently ended fiscal quarter. We were in compliance with these covenants at September 30, 2022.

As of September 30, 2022, we had no borrowings outstanding under our revolving credit facility. We had no letters of credit outstanding under the Credit Agreement at September 30, 2022 and, as a result, had available borrowing capacity of $600 million at that date.

2015 Reimbursement Agreement — On March 16, 2015, we entered into a Reimbursement Agreement (the “Reimbursement Agreement”) with The Bank of Nova Scotia (“Scotiabank”), pursuant to which we may from time to time request that Scotiabank issue an unspecified amount of letters of credit. As of September 30, 2022, we had $65.0 million in letters of credit outstanding under the Reimbursement Agreement.

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

Interest expense related to the amortization of debt issuance costs was approximately $0.3 million for the three months ended September 30, 2022 and 2021, respectively, and $0.8 million for the nine months ended September 30, 2022 and 2021, respectively.

Presented below is a schedule of the principal repayment requirements of long-term debt as of September 30, 2022 (in thousands):

Year ending December 31,
2022	$—
2023	—
2024	—
2025	—
2026	—
Thereafter	858,755
Total	$858,755

9. Commitments and Contingencies

As of September 30, 2022, we maintained letters of credit in the aggregate amount of $65.0 million primarily for the benefit of various insurance companies as collateral for retrospective premiums and retained losses which could become payable under the terms of the underlying insurance contracts. These letters of credit expire annually at various times during the year and are typically renewed. As of September 30, 2022, no amounts had been drawn under the letters of credit.

As of September 30, 2022, we had commitments to purchase major equipment totaling approximately $109 million for our contract drilling, pressure pumping, directional drilling and oilfield rentals businesses.

Our pressure pumping business has entered into agreements to purchase minimum quantities of proppants and chemicals from certain vendors. As of September 30, 2022, the remaining minimum obligation under these agreements was approximately $16.1 million, of which approximately $2.8 million, $10.3 million, and $3.0 million relate to the remainder of 2022, 2023, and 2024, respectively.

We are party to various legal proceedings arising in the normal course of our business. We do not believe that the outcome of these proceedings, either individually or in the aggregate, will have a material adverse effect on our financial condition, cash flows or results of operations.

10. Stockholders’ Equity

Cash Dividend — On October 26, 2022, our Board of Directors approved a cash dividend on our common stock in the amount of $0.08 per share to be paid on December 15, 2022 to holders of record as of December 1, 2022. The amount and timing of all future dividend payments, if any, are subject to the discretion of the Board of Directors and will depend upon business conditions, results of operations, financial condition, terms of our debt agreements and other factors. Our Board of Directors may, without advance notice, reduce or suspend our dividend to improve our financial flexibility and position our company for long-term success. There can be no assurance that we will pay a dividend in the future.

Share Repurchases and Acquisitions — In September 2013, our Board of Directors approved a stock buyback program. In July 2019, our Board of Directors increased the amount authorized to be repurchased under the program to up to $250 million of our common stock. All purchases executed to date have been through open market transactions. Purchases under the program are made at management’s discretion, at prevailing prices, subject to market conditions and other factors. Purchases may be made at any time without prior notice. There is no expiration date associated with the program. As of September 30, 2022, we had remaining authorization to purchase approximately $130 million of our outstanding common stock under the program. Shares of stock purchased under the program are held as treasury shares. On October 26, 2022, our Board of Directors approved another increase of the authorization under the stock buyback program to allow for an aggregate of $300 million of future share repurchases.

Treasury stock acquisitions during the nine months ended September 30, 2022 were as follows (dollars in thousands):

	Shares	Cost
Treasury shares at January 1, 2022	84,128,995	$1,372,641
Acquisitions pursuant to long-term incentive plan	1,372,101	23,237
Other	3,027	28
Treasury shares at September 30, 2022	85,504,123	$1,395,906

Release of Cumulative Translation Adjustment — In April 2022, we sold certain assets to substantially complete our exit from our Canadian operations. We used the Canadian dollar as our functional currency for our Canadian operations. Prior to the substantial completion of our exit, the effects of exchange rate changes were reflected in accumulated other comprehensive income, which is a separate component of stockholders' equity. Upon substantial completion of our exit, we released the $7.7 million cumulative translation adjustment, net of tax of $3.8 million, from accumulated other comprehensive income into net income (loss) in the second quarter of 2022. The release resulted in an $11.5 million pre-tax gain, which was recorded in other operating income, net.

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

Stock Options — We estimate the grant date fair values of stock options using the Black-Scholes-Merton valuation model. Volatility assumptions are based on the historic volatility of our common stock over the most recent period equal to the expected term of the options as of the date such options are granted. The expected term assumptions are based on our experience with respect to employee stock option activity. Dividend yield assumptions are based on the expected dividends at the time the options are granted. The risk-free interest rate assumptions are determined by reference to United States Treasury yields. No options were granted during the nine months ended September 30, 2022 or 2021.

Stock option activity from January 1, 2022 to September 30, 2022 follows:

		Weighted
		Average
	Underlying	Exercise Price
	Shares	Per Share
Outstanding at January 1, 2022	3,720,150	$20.93
Exercised	(640,000)	$16.20
Expired	(135,000)	$17.00
Outstanding at September 30, 2022	2,945,150	$22.14
Exercisable at September 30, 2022	2,945,150	$22.14

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

Restricted stock unit activity from January 1, 2022 to September 30, 2022 follows:

			Weighted
			Average Grant
	Time	Performance	Date Fair Value
	Based	Based	Per Share
Non-vested restricted stock units outstanding at January 1, 2022	3,044,719	359,315	$8.31
Granted	1,554,849	—	$17.37
Vested	(1,437,286)	—	$7.32
Forfeited	(57,668)	—	$12.90
Non-vested restricted stock units outstanding at September 30, 2022	3,104,614	359,315	$12.71

As of September 30, 2022, we had unrecognized compensation cost related to our unvested restricted stock units totaling $30.1 million. The weighted-average remaining vesting period for these unvested restricted stock units was 1.65 years.

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

These fair value amounts are charged to expense on a straight-line basis over the performance period. Compensation expense associated with the Performance Units is shown below (in thousands):

	2022	2021	2020	2019	2018
	Performance	Performance	Performance	Performance	Performance
	Unit Awards	Unit Awards	Unit Awards	Unit Awards	Unit Awards
Three months ended September 30, 2022	$895	$602	$69	NA	NA
Three months ended September 30, 2021	NA	$602	$69	$830	NA
Nine months ended September 30, 2022	$1,791	$1,806	$206	$830	NA
Nine months ended September 30, 2021	NA	$1,204	$206	$2,489	$667

As of September 30, 2022, we had unrecognized compensation cost related to our unvested Performance Units totaling $12.7 million. The weighted-average remaining vesting period for these unvested Performance Units was 1.45 years.

Phantom Units — In May 2020, the Compensation Committee approved a grant of long-term performance-based phantom units to our Chief Executive Officer and President, William A. Hendricks, Jr (the “Phantom Units”). The Phantom Units were granted outside of the 2014 Plan. Pursuant to this phantom unit grant, Mr. Hendricks may earn from 0% to 200% of a target award of 298,500 phantom units based on our achievement of the same performance conditions over the same performance period that applies to the Performance Units granted in April 2020, as described above. Earned Phantom Units, if any, will be settled in 2023, following completion of the three-year performance period, in a cash payment equal to the number of earned phantom units multiplied by our average trading price per share over the twenty consecutive trading days ending March 31, 2023. Because the Phantom Units are cash-settled awards, they are accounted for as a liability classified award. The grant date fair value of the Phantom Units was $1.2 million. Compensation expense is recognized on a straight-line basis over the performance period, with the amount recognized fluctuating as a result of the Phantom Units being remeasured to fair value at the end of each reporting period due to their liability-award classification. We recognized a $1.4 million and $0.2 million decrease to compensation expense associated with the Phantom Units during the three months ended September 30, 2022 and 2021, respectively, due to a decrease in fair value during the periods. We recognized $2.3 million and $1.3 million of compensation expense for the nine months ended September 30, 2022 and 2021, respectively.

12. Income Taxes

Our effective income tax rate fluctuates from the U.S. statutory tax rate based on, among other factors, changes in pretax income in jurisdictions with varying statutory tax rates, the impact of U.S. state and local taxes, the realizability of deferred tax assets and other differences related to the recognition of income and expense between GAAP and tax accounting.

Our effective income tax rate for the three months ended September 30, 2022 was 3.5%, compared with 17.5% for the three months ended September 30, 2021. The lower effective income tax rate for the three months ended September 30, 2022 was primarily attributable to the impact of valuation allowances between periods. For the three months ended September 30, 2022, due to valuation allowances, only certain income tax expense related to Colombia and certain U.S. states was recorded, resulting in a lower overall effective income tax rate.

Our effective income tax rate for the nine months ended September 30, 2022 was 8.3%, compared with 15.7% for the nine months ended September 30, 2021. The lower effective income tax rate for the nine months ended September 30, 2022 was primarily attributable to the impact of valuation allowances between periods. For the period ended September 30, 2022, due to valuation allowances, only certain income tax expense related to Colombia and certain U.S. states was recorded, resulting in a lower overall effective income tax rate.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized, and when necessary, valuation allowances are provided. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. We assess the realizability of our deferred tax assets quarterly and consider carryback availability, the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. In the first three quarters of 2022, the effective tax rate takes into consideration the estimated valuation allowance based on forecasted 2022 income.

We continue to monitor income tax developments in the United States and other countries where we have legal entities. We will incorporate into our future financial statements the impacts, if any, of future regulations and additional authoritative guidance when finalized.

13. Earnings Per Share

We provide a dual presentation of our net income (loss) per common share in our unaudited condensed consolidated statements of operations: basic net income (loss) per common share (“Basic EPS”) and diluted net income (loss) per common share (“Diluted EPS”).

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

The following table presents information necessary to calculate net income (loss) per share for the three and nine months ended September 30, 2022 and 2021 as well as potentially dilutive securities excluded from the weighted average number of diluted common shares outstanding because their inclusion would have been anti-dilutive (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
BASIC EPS:
Net income (loss) attributed to common stockholders	$61,452	$(82,998)	$54,561	$(292,720)
Weighted average number of common shares outstanding, excluding non-vested shares of restricted stock	216,822	188,965	216,090	188,355
Basic net income (loss) per common share	$0.28	$(0.44)	$0.25	$(1.55)
DILUTED EPS:
Net income (loss) attributed to common stockholders	$61,452	$(82,998)	$54,561	$(292,720)
Weighted average number of common shares outstanding, excluding non-vested shares of restricted stock	216,822	188,965	216,090	188,355
Add dilutive effect of potential common shares	3,632	—	3,291	—
Weighted average number of diluted common shares outstanding	220,454	188,965	219,381	188,355
Diluted net income (loss) per common share	$0.28	$(0.44)	$0.25	$(1.55)
Potentially dilutive securities excluded as anti-dilutive	3,359	9,334	3,359	9,334

14. Business Segments

At September 30, 2022, we had three reportable business segments: (i) contract drilling of oil and natural gas wells, (ii) pressure pumping services and (iii) directional drilling services. Each of these segments represents a distinct type of business and has a separate management team that reports to our chief operating decision maker. The results of operations in these segments are regularly reviewed by the chief operating decision maker for purposes of determining resource allocation and assessing performance.

The following tables summarize selected financial information relating to our business segments (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Revenues:
Contract drilling	$359,306	$158,154	$926,607	$434,080
Pressure pumping	287,664	152,634	715,630	340,464
Directional drilling	58,871	31,728	157,030	76,267
Other operations (1)	32,078	20,744	86,337	53,561
Elimination of intercompany revenues - Contract drilling (2)	(3,262)	(229)	(9,337)	(922)
Elimination of intercompany revenues - Other operations (2)	(7,154)	(5,146)	(17,151)	(12,862)
Total revenues	$727,503	$357,885	$1,859,116	$890,588

Income (loss) before income taxes:
Contract drilling	$43,433	$(51,830)	$61,989	$(158,680)
Pressure pumping	48,949	(13,774)	75,461	(77,434)
Directional drilling	4,450	(4,581)	10,266	(14,614)
Other operations	2,630	(1,335)	6,671	(9,178)
Corporate	(23,117)	(18,489)	(60,161)	(57,040)
Interest income	58	37	87	196
Interest expense	(10,975)	(10,683)	(32,198)	(31,396)
Other	(1,774)	14	(2,644)	840
Income (loss) before income taxes	$63,654	$(100,641)	$59,471	$(347,306)

Depreciation, depletion, amortization and impairment:
Contract drilling	$83,851	$97,160	$250,779	$297,426
Pressure pumping	24,746	29,838	73,244	98,963
Directional drilling	4,056	6,772	11,259	19,863
Other operations	8,212	5,866	21,412	17,309
Corporate	1,285	1,429	3,947	4,423
Total depreciation, depletion, amortization and impairment	$122,150	$141,065	$360,641	$437,984

Capital expenditures:
Contract drilling	$67,564	$21,239	$169,439	$56,708
Pressure pumping	46,653	6,468	114,669	19,457
Directional drilling	5,110	3,290	12,112	4,613
Other operations	6,466	2,833	19,857	9,006
Corporate	562	434	1,476	1,053
Total capital expenditures	$126,355	$34,264	$317,553	$90,837

	September 30, 2022	December 31, 2021
Identifiable assets:
Contract drilling	$2,199,904	$2,169,501
Pressure pumping	529,088	458,202
Directional drilling	116,963	87,285
Other operations	99,104	85,932
Corporate (3)	96,940	156,928
Total assets	$3,041,999	$2,957,848

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

The estimated fair value of our outstanding debt balances as of September 30, 2022 and December 31, 2021 is set forth below (in thousands):

	September 30, 2022		December 31, 2021
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
3.95% Senior Notes	$509,505	$415,466	$509,505	$511,652
5.15% Senior Notes	349,250	288,241	349,250	359,142
Total debt	$858,755	$703,707	$858,755	$870,794

The fair values of the 3.95% Senior Notes and the 5.15% Senior Notes at September 30, 2022 and December 31, 2021 are based on quoted market prices, which are considered Level 1 fair value estimates in the fair value hierarchy of fair value accounting. The fair values of the 3.95% Senior Notes implied an 8.30% market rate of interest at September 30, 2022 and a 3.87% market rate of interest at December 31, 2021, based on their quoted market prices. The fair values of the 5.15% Senior Notes implied an 8.46% market rate of interest at September 30, 2022 and a 4.72% market rate of interest at December 31, 2021, based on their quoted market prices.

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

Reduced demand for crude oil and refined products related to the COVID-19 pandemic led to a significant reduction in crude oil prices and demand for drilling and completion services in 2020 and early 2021. However, market fundamentals are now strong, as demand has increased for drilling and completions equipment and services in 2022, and industry supply remains constrained. We expect the strong demand for our services to continue. The current demand for equipment and services and strong pricing environment remain dependent on macro conditions, including commodity prices, geopolitical environment, response to the COVID-19 pandemic (including any resurgences and/or lockdowns in the United States and abroad) and continued focus by exploration and production companies and service companies on capital discipline. Oil prices averaged $93.18 per barrel in the third quarter of 2022, as compared to $108.72 per barrel in the second quarter of 2022.

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

Pricing for all our services has increased in 2022 due in part to the limited supply of readily available, high-quality drilling and completion equipment.

Our average active rig count in the United States for the third quarter of 2022 was 128 rigs. This was an increase from our average active rig count for the second quarter of 2022 of 121. Based on contracts in place in the United States as of October 25, 2022, we expect an average of 81 rigs operating under term contracts during the fourth quarter of 2022 and an average of 56 rigs operating under term contracts during the four quarters ending September 30, 2023.

Our average active spread count was 12 spreads in the third quarter, consistent with the second quarter of 2022. We calculated average active spreads as the average number of spreads that were crewed and actively marketed during the period. We expect to end the fourth quarter with 12 active pressure pumping spreads.

We have increased our 2022 capital expenditures forecast to approximately $425 million.

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

On December 31, 2021, we completed the sale of the acquired well servicing rig business and wireline business, to Clearwell Dynamics, LLC. The sale price was $43.0 million in cash consideration, subject to customary purchase price adjustments at closing for cash and working capital. The results of operations of these businesses were presented as a discontinued operation during the fourth quarter of 2021.

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

For the three months ended September 30, 2022 and June 30, 2022 and nine months ended September 30, 2022 and 2021, our operating revenues consisted of the following (dollars in thousands):

	Three Months Ended				Nine Months Ended
	September 30,		June 30,		September 30,		September 30,
	2022		2022		2022		2021
Contract drilling	$356,044	48.9%	$304,586	49.0%	$917,270	49.3%	$433,158	48.6%
Pressure pumping	287,664	39.5%	238,376	38.3%	715,630	38.5%	340,464	38.2%
Directional drilling	58,871	8.1%	54,825	8.8%	157,030	8.4%	76,267	8.6%
Other operations	24,924	3.5%	24,451	3.9%	69,186	3.8%	40,699	4.6%
	$727,503	100.0%	$622,238	100.0%	$1,859,116	100.0%	$890,588	100.0%

Contract Drilling

We have addressed our customers’ needs for drilling horizontal wells in shale and other unconventional resource plays by improving the capabilities of our drilling fleet during the last several years. The U.S. land rig industry has in recent years referred to certain high specification rigs as “super-spec” rigs, which we consider to be at least a 1,500 horsepower, AC-powered rig that has at least a 750,000-pound hookload, a 7,500-psi circulating system, and is pad-capable. Due to evolving customer preferences, we refer to certain premium rigs as “Tier-1, super spec” rigs, which we consider as being a super-spec rig that also has a third mud pump and raised drawworks that allow for more clearance underneath the rig floor. As of September 30, 2022, our rig fleet included 172 super-spec rigs, of which 118 were Tier-1, super-spec rigs.

We maintain a backlog of commitments for contract drilling services under term contracts, which we define as contracts with a duration of six months or more. Our contract drilling backlog in the United States as of September 30, 2022 was approximately $710 million. Approximately 32% of the total contract drilling backlog in the United States at September 30, 2022 is reasonably expected to remain at September 30, 2023. See Note 3 of Notes to unaudited condensed consolidated financial statements for additional information on backlog.

Pressure Pumping

As of September 30, 2022, we had approximately 1.2 million horsepower in our pressure pumping fleet. We provide pressure pumping services to oil and natural gas operators primarily in Texas and the Appalachian region. Substantially all the revenue in the pressure pumping segment is from well stimulation services, such as hydraulic fracturing, for completion of new wells and remedial work on existing wells. We also provide cementing services through the pressure pumping segment.

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

Results of Operations

The following tables summarize results of operations by business segment for the three months ended September 30, 2022 and June 30, 2022:

	Three Months Ended
	September 30,	June 30,
Contract Drilling	2022	2022	% Change
	(dollars in thousands)
Revenues	$356,044	$304,586	16.9%
Direct operating costs	227,063	196,269	15.7%
Adjusted gross margin (1)	128,981	108,317	19.1%
Selling, general and administrative	1,703	1,694	0.5%
Depreciation, amortization and impairment	83,851	84,905	(1.2)%
Other operating income, net	(6)	(2)	200.0%
Operating income	$43,433	$21,720	100.0%
Operating days - U.S. (2)	11,767	11,015	6.8%
Average revenue per operating day - U.S.	$28.67	$25.90	10.7%
Average direct operating costs per operating day - U.S.	$18.20	$16.50	10.3%
Average adjusted gross margin per operating day - U.S. (3)	$10.47	$9.39	11.5%
Average rigs operating - U.S. (2)	128	121	5.7%
Capital expenditures	$67,564	$50,165	34.7%
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

The increase in capital expenditures was primarily due to rig reactivations and upgrading of certain rig components.

	Three Months Ended
	September 30,	June 30,
Pressure Pumping	2022	2022	% Change
	(dollars in thousands)
Revenues	$287,664	$238,376	20.7%
Direct operating costs	211,704	191,455	10.6%
Adjusted gross margin (1)	75,960	46,921	61.9%
Selling, general and administrative	2,265	2,117	7.0%
Depreciation, amortization and impairment	24,746	24,713	0.1%
Operating income	$48,949	$20,091	143.6%
Average active spreads (2)	12	11	9.1%
Fracturing jobs	146	142	2.8%
Other jobs	189	146	29.5%
Total jobs	335	288	16.3%
Average revenue per fracturing job	$1,933.07	$1,654.75	16.8%
Average revenue per other job	$28.76	$23.30	23.4%
Average revenue per total job	$858.70	$827.69	3.7%
Average direct operating costs per total job	$631.95	$664.77	(4.9)%
Average adjusted gross margin per total job (3)	$226.75	$162.92	39.2%
Adjusted gross margin as a percentage of revenues (3)	26.4%	19.7%	34.2%
Capital expenditures	$46,653	$34,554	35.0%
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

Revenues increased primarily due to improved pricing for our higher revenue fracturing jobs and continued improvement in asset utilization and efficiency. Direct operating costs increased primarily due to an increase in the number of higher cost fracturing jobs as well as inflationary pressure on labor and supplies.

Our average revenue per total job increased primarily as a result of improved pricing from our higher revenue fracturing jobs. This increase was partially offset by a higher volume of lower revenue other jobs. Average direct operating costs per total job decreased primarily as a result of a higher volume of lower cost other jobs, which was partially offset by inflationary pressure on labor and supplies.

The increase in capital expenditures was primarily due to the activation of our twelfth spread, equipment purchases and increased maintenance capital expenditures.

	Three Months Ended
	September 30,	June 30,
Directional Drilling	2022	2022	% Change
	(dollars in thousands)
Revenues	$58,871	$54,825	7.4%
Direct operating costs	48,445	45,438	6.6%
Adjusted gross margin (1)	10,426	9,387	11.1%
Selling, general and administrative	1,920	1,500	28.0%
Depreciation, amortization and impairment	4,056	3,859	5.1%
Operating income	$4,450	$4,028	10.5%
Capital expenditures	$5,110	$4,036	26.6%
(1)
Adjusted gross margin is defined as revenues less direct operating costs (excluding depreciation, amortization and impairment expense). See Non-GAAP Financial Measures below for a reconciliation of GAAP gross margin to adjusted gross margin by segment.

Directional drilling revenue increased primarily due to improved pricing. We averaged 46 jobs per day for each of the periods.

Direct operating costs were higher by $3.0 million, or 6.6%, primarily due to labor and cost inflation.

	Three Months Ended
	September 30,	June 30,
Other Operations	2022	2022	% Change
	(dollars in thousands)
Revenues	$24,924	$24,451	1.9%
Direct operating costs	13,409	13,738	(2.4)%
Adjusted gross margin (1)	11,515	10,713	7.5%
Selling, general and administrative	673	610	10.3%
Depreciation, depletion, amortization and impairment	8,212	6,803	20.7%
Operating income	$2,630	$3,300	(20.3)%
Capital expenditures	$6,466	$7,189	(10.1)%
(1)
Adjusted gross margin is defined as revenues less direct operating costs (excluding depreciation, depletion, amortization and impairment expense). See Non-GAAP Financial Measures below for a reconciliation of GAAP gross margin to adjusted gross margin by segment.

Other operations revenue increased primarily due to a $2.3 million increase in the volume of services provided by our oilfield rentals business and improved pricing. The increase was partially offset by a $1.3 million decline in oil and natural gas revenues primarily as a result of lower crude oil market prices. The average WTI-Cushing price for the third quarter of 2022 was $93.18 per barrel as compared to $108.72 per barrel in the second quarter of 2022.

Depreciation, depletion, amortization and impairment increased primarily due to a $2.6 million impairment in our oil and natural gas business recorded in the third quarter of 2022 as compared to a $0.8 million impairment recorded in the second quarter of 2022.

	Three Months Ended
	September 30,	June 30,
Corporate	2022	2022	% Change
	(dollars in thousands)
Selling, general and administrative	$21,911	$20,158	8.7%
Merger and integration expenses	$24	$182	(86.8)%
Depreciation	$1,285	$1,273	0.9%
Other operating (income) expenses, net
Net gain on asset disposals	$(150)	$(9,295)	(98.4)%
Legal-related expenses and settlements	15	64	(76.6)%
Research and development	250	247	1.2%
Other	(218)	(252)	(13.5)%
Other operating (income) expenses, net	$(103)	$(9,236)	(98.9)%
Interest income	$58	$14	314.3%
Interest expense	$10,975	$10,658	3.0%
Other expense	$(1,774)	$(2,452)	(27.7)%
Capital expenditures	$562	$426	31.9%

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

The following tables summarize results of operations by business segment for the nine months ended September 30, 2022, and September 30, 2021:

	Nine Months Ended
	September 30,	September 30,
Contract Drilling	2022	2021	% Change
	(dollars in thousands)
Revenues	$917,270	$433,158	111.8%
Direct operating costs	600,038	291,049	106.2%
Adjusted gross margin (1)	317,232	142,109	123.2%
Other operating (income) expenses, net	(4)	17	NA
Selling, general and administrative	4,468	3,346	33.5%
Depreciation, amortization and impairment	250,779	297,426	(15.7)%
Operating income (loss)	$61,989	$(158,680)	NA
Operating days - U.S. (2)	33,144	20,196	64.1%
Average revenue per operating day - U.S.	$26.02	$21.45	21.3%
Average direct operating costs per operating day - U.S.	$16.93	$14.40	17.6%
Average adjusted gross margin per operating day - U.S. (3)	$9.08	$7.04	29.0%
Average rigs operating - U.S. (2)	121	74	64.1%
Capital expenditures	$169,439	$56,708	198.8%
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

Depreciation, amortization and impairment expense decreased primarily due to a lower depreciable asset base during the nine months ended September 30, 2022 as a result of a $220 million impairment charge taken in the fourth quarter of 2021. The impairment charge was related to the abandonment of 43 legacy non-super-spec rigs and equipment.

The increase in capital expenditures was primarily due to rig reactivations, higher maintenance capital expenditures and upgrading of certain rig components.

	Nine Months Ended
	September 30,	September 30,
Pressure Pumping	2022	2021	% Change
	(dollars in thousands)
Revenues	$715,630	$340,464	110.2%
Direct operating costs	560,627	313,556	78.8%
Adjusted gross margin (1)	155,003	26,908	476.0%
Selling, general and administrative	6,298	5,379	17.1%
Depreciation, amortization and impairment	73,244	98,963	(26.0)%
Operating income (loss)	$75,461	$(77,434)	NA
Average active spreads (2)	11	7	57.1%
Fracturing jobs	416	292	42.5%
Other jobs	512	591	(13.4)%
Total jobs	928	883	5.1%
Average revenue per fracturing job	$1,689.21	$1,102.58	53.2%
Average revenue per other job	$25.23	$31.32	(19.5)%
Average revenue per total job	$771.15	$385.58	100.0%
Average direct operating costs per total job	$604.12	$355.10	70.1%
Average adjusted gross margin per total job (3)	$167.03	$30.47	448.2%
Adjusted gross margin as a percentage of revenues (3)	21.7%	7.9%	174.2%
Capital expenditures	$114,669	$19,457	489.3%
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

Depreciation, amortization and impairment expense decreased due to a lower depreciable asset base during the nine months ended September 30, 2022, partially as a result of a $32.2 million impairment charge taken in the fourth quarter of 2021. This impairment charge was related to the abandonment of approximately 0.2 million horsepower within our pressure pumping fleet. Additionally, a portion of the decrease related to certain equipment that reached the end of its useful life during 2022. This decrease in 2022 outpaced incremental depreciation resulting from equipment additions in 2020 and 2021, when our capital expenditures were significantly lower.

The increase in capital expenditures was primarily due to costs associated with reactivating stacked equipment as well as upgrades and the increase in maintenance capital expenditures associated with a higher average number of active spreads.

	Nine Months Ended
	September 30,	September 30,
Directional Drilling	2022	2021	% Change
	(dollars in thousands)
Revenues	$157,030	$76,267	105.9%
Direct operating costs	130,837	67,367	94.2%
Adjusted gross margin (1)	26,193	8,900	194.3%
Selling, general and administrative	4,668	3,651	27.9%
Depreciation, amortization and impairment	11,259	19,863	(43.3)%
Operating income (loss)	$10,266	$(14,614)	NA
Capital expenditures	$12,112	$4,613	162.6%
(1)
Adjusted gross margin is defined as revenues less direct operating costs (excluding depreciation, amortization and impairment expense). See Non-GAAP Financial Measures below for a reconciliation of GAAP gross margin to adjusted gross margin by segment.

Directional drilling revenue increased primarily due to increased job activity and improved pricing. We averaged 45 jobs per day during the nine months ended September 30, 2022 as compared to 28 jobs per day during the nine months ended September 30, 2021.

Direct operating costs were higher by $63.5 million, or 94.2%, primarily due to increased job activity and cost inflation.

Depreciation, amortization and impairment expense decreased due to a lower depreciable asset base during the nine months ended September 30, 2022 as a result of the abandonment of an $11.4 million developed technology intangible asset during the fourth quarter of 2021. Amortization expense associated with the developed technology intangible decreased $8.5 million between the periods as a result of this abandonment.

Capital expenditures increased due to higher levels of activity requiring premium equipment to meet market demands.

	Nine Months Ended
	September 30,	September 30,
Other Operations	2022	2021	% Change
	(dollars in thousands)
Revenues	$69,186	$40,699	70.0%
Direct operating costs	39,231	31,079	26.2%
Adjusted gross margin (1)	29,955	9,620	211.4%
Selling, general and administrative	1,872	1,489	25.7%
Depreciation, depletion, amortization and impairment	21,412	17,309	23.7%
Operating income (loss)	$6,671	$(9,178)	NA
Capital expenditures	$19,857	$9,006	120.5%
(1)
Adjusted gross margin is defined as revenues less direct operating costs (excluding depreciation, depletion, amortization and impairment expense). See Non-GAAP Financial Measures below for a reconciliation of GAAP gross margin to adjusted gross margin by segment.

Other operations revenue increased primarily due to a $13.4 million increase in our oilfield rentals business revenues due to a higher volume of services and improved pricing as well as a $12.8 million increase in oil and natural gas revenues resulting from favorable crude oil market prices and higher production. Average WTI-Cushing prices for the nine months ended September 30, 2022 were $98.96 per barrel as compared to $65.05 per barrel in the nine months ended September 30, 2021.

Direct operating costs increased due to incremental production costs from our oil and natural gas assets as well as a higher volume of services provided by our oilfield rentals business and cost inflation.

Depreciation, depletion, amortization and impairment increased primarily due to a $3.7 million impairment in our oil and natural gas business during the nine months ended September 30, 2022.

The increase in capital expenditures was primarily related to incremental spending in our oilfield rentals and oil and natural gas businesses.

	Nine Months Ended
	September 30,	September 30,
Corporate	2022	2021	% Change
	(dollars in thousands)
Selling, general and administrative	$64,706	$54,311	19.1%
Merger and integration expenses	$2,069	$2,066	0.1%
Depreciation	$3,947	$4,423	(10.8)%
Other operating (income) expenses, net
Net gain on asset disposals	$(10,558)	$(5,595)	88.7%
Legal-related expenses and settlements	197	714	(72.4)%
Research and development	742	1,121	(33.8)%
Other	(942)	—	NA
Other operating (income) expenses, net	$(10,561)	$(3,760)	180.9%
Interest income	$87	$196	(55.6)%
Interest expense	$32,198	$31,396	2.6%
Other income (expense)	$(2,644)	$840	NA
Capital expenditures	$1,476	$1,053	40.2%

Selling, general and administrative expense increased primarily due to increased personnel costs as a result of higher headcount, wage growth and changes in stock-based compensation.

Other operating (income) expenses, net includes net gains associated with the disposal of assets. Accordingly, the related gains or losses have been excluded from the results of specific segments. The $10.6 million gain on asset disposals during the nine months ended September 30, 2022 was primarily due to the release of a $11.5 million cumulative translation adjustment from accumulated other comprehensive income into net income (loss) in our condensed consolidated statements of operations upon substantially completing our exit from our Canadian operations. The majority of the net gain on asset disposals during the nine months ended September 30, 2021 reflect gains on disposals of buildings and land.

The $3.5 million change in other income (expense) was primarily due to foreign currency adjustments related to our Colombian operations.

Income Taxes

Our effective income tax rate fluctuates from the U.S. statutory tax rate based on, among other factors, changes in pretax income in jurisdictions with varying statutory tax rates, the impact of U.S. state and local taxes, the realizability of deferred tax assets and other differences related to the recognition of income and expense between GAAP and tax accounting.

Our effective income tax rate for the three months ended September 30, 2022 was 3.5%, compared with 7.5% for the three months ended June 30, 2022. The lower effective income tax rate for the three months ended September 30, 2022 was primarily attributable to the impact of valuation allowances between periods.

Our effective income tax rate for the nine months ended September 30, 2022 was 8.3%, compared with 15.7% for the nine months ended September 30, 2021. The lower effective income tax rate for the nine months ended September 30, 2022 was primarily attributable to the impact of valuation allowances between periods. For the period ended September 30, 2022, due to valuation allowances, only certain income tax expense related to Colombia and certain U.S. states was recorded, resulting in a lower overall effective income tax rate.

We continue to monitor income tax developments in the United States and other countries where we have legal entities. We will incorporate into our future financial statements the impacts, if any, of future regulations and additional authoritative guidance when finalized.

Liquidity and Capital Resources

Our primary sources of liquidity are cash and cash equivalents, availability under our revolving credit facility and cash provided by operating activities. As of September 30, 2022, we had approximately $253 million in working capital, including $42.7 million of cash and cash equivalents, and $600 million available under our revolving credit facility.

We have an amended and restated credit agreement (the “Credit Agreement”), which is a committed senior unsecured revolving credit facility that permits aggregate borrowings of up to $600 million, including a letter of credit facility that, at any time outstanding, is limited to $150 million and a swing line facility that, at any time outstanding, is limited to $20 million. As of September 30, 2022, we had no borrowings outstanding under our revolving credit facility. We had no letters of credit outstanding under the Credit Agreement at September 30, 2022 and, as a result, had available borrowing capacity of $600 million at that date. Of the revolving credit commitments, $50 million expires on March 27, 2024, and the remaining $550 million expires on March 27, 2025. Subject to customary conditions, we may request that the lenders’ aggregate commitments be increased by up to $300 million, not to exceed total commitments of $900 million. Additionally, we have the option, subject to certain conditions, to exercise one one-year extension of the maturity date.

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

Our outstanding debt at September 30, 2022 was $859 million and consisted of $510 million of 3.95% Senior Notes due 2028 (the “2028 Notes”) and $349 million of 5.15% Senior Notes due 2029 (the “2029 Notes”). We were in compliance with all covenants at September 30, 2022.

For a full description of the Credit Agreement, the Reimbursement Agreement, the 2028 Notes and the 2029 Notes, please see Note 8 of Notes to unaudited condensed consolidated financial statements.

We had $65.0 million of outstanding letters of credit at September 30, 2022, which was comprised of $65.0 million outstanding under the Reimbursement Agreement and no amounts outstanding under the Credit Agreement. We maintain these letters of credit primarily for the benefit of various insurance companies as collateral for retrospective premiums and retained losses which could become payable under terms of the underlying insurance contracts. These letters of credit expire annually at various times during the year and are typically renewed. As of September 30, 2022, no amounts had been drawn under the letters of credit.

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

A portion of our capital expenditures can be adjusted and managed by us to match market demand and activity levels. Based on our current outlook for activity, we have increased our 2022 capital expenditures forecast to approximately $425 million.

The majority of these expenditures are expected to be used for normal, recurring items necessary to support our business.

During the nine months ended September 30, 2022, our sources of cash flow included:

•
$263 million from operating activities, and
•
$20.3 million in proceeds from the disposal of property and equipment.

During the nine months ended September 30, 2022, we used $25.9 million to pay dividends on our common stock and $320 million:

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

We paid cash dividends during the nine months ended September 30, 2022 as follows:

	Per Share	Total
		(in thousands)
Paid on March 17, 2022	$0.04	$8,611
Paid on June 16, 2022	0.04	8,652
Paid on September 15, 2022	0.04	8,673
	$0.12	$25,936

On October 26, 2022, our Board of Directors approved a cash dividend on our common stock in the amount of $0.08 per share to be paid on December 15, 2022 to holders of record as of December 1, 2022. The amount and timing of all future dividend payments, if any, are subject to the discretion of the Board of Directors and will depend upon business conditions, results of operations, financial condition, terms of our debt agreements and other factors. Our Board of Directors may, without advance notice, reduce or suspend our dividend in order to improve our financial flexibility and position our company for long-term success. There can be no assurance that we will pay a dividend in the future.

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

In September 2013, our Board of Directors approved a stock buyback program. In July 2019, our Board of Directors increased the amount authorized to be repurchased under the program to up to $250 million of our common stock. All purchases executed to date have been through open market transactions. Purchases under the program are made at management’s discretion, at prevailing prices, subject to market conditions and other factors. Purchases may be made at any time without prior notice. There is no expiration date associated with the program. As of September 30, 2022, we had remaining authorization to purchase approximately $130 million of our outstanding common stock under the program. Shares of stock purchased under the program are held as treasury shares. On October 26, 2022, our Board of Directors approved another increase of the authorization under the stock buyback program to allow for an aggregate of $300 million of future share repurchases.

Treasury stock acquisitions during the nine months ended September 30, 2022 were as follows (dollars in thousands):

	Shares	Cost
Treasury shares at beginning of period	84,128,995	$1,372,641
Acquisitions pursuant to long-term incentive plan (1)	1,372,101	23,237
Other	3,027	28
Treasury shares at end of period	85,504,123	$1,395,906

(1)
We withheld 1,372,101 shares during the nine months ended September 30, 2022 with respect to exercise price and employees’ tax withholding obligations upon the exercise of stock options and employees’ tax withholding obligations upon the settlement of performance unit awards and the vesting of restricted stock units. These shares were acquired at fair market value. These acquisitions were made pursuant to the terms of the Patterson-UTI Energy, Inc. Amended and Restated 2014 Long-Term Incentive Plan, as amended (the “2014 Plan”) and the Patterson-UTI Energy, Inc. 2021 Long-Term Incentive Plan (the “2021 Plan”), and not pursuant to the stock buyback program.

As of September 30, 2022, we had unrecognized compensation costs of $30.1 million and $12.7 million related to our unvested restricted stock units and our unvested Performance Units, respectively. The weighted-average remaining vesting periods for these awards were 1.65 years and 1.45 years, respectively as of September 30, 2022. See Note 11 of Notes to unaudited condensed consolidated financial statements for additional discussion regarding our stock-based compensation.

Commitments — As of September 30, 2022, we had commitments to purchase major equipment totaling approximately $109 million for our drilling, pressure pumping, directional drilling and oilfield rentals businesses. Our pressure pumping business has entered into agreements to purchase minimum quantities of proppants and chemicals from certain vendors. As of September 30, 2022, the remaining minimum obligation under these agreements was approximately $16.1 million.

See Note 9 of Notes to unaudited condensed consolidated financial statements for additional information on our current commitments and contingencies as of September 30, 2022.

Operating lease liabilities totaled $26.0 million at September 30, 2022. There have been no material changes to our operating lease liabilities since December 31, 2021.

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

	Three Months Ended		Nine Months Ended
	September 30,	June 30,	September 30,
	2022	2022	2022	2021
	(in thousands)
Net income (loss)	$61,452	$21,886	$54,561	$(292,720)
Income tax expense (benefit)	2,202	1,780	4,910	(54,586)
Net interest expense	10,917	10,644	32,111	31,200
Depreciation, depletion, amortization and impairment	122,150	121,553	360,641	437,984
Adjusted EBITDA	$196,721	$155,863	$452,223	$121,878

Adjusted Gross Margin

We define “Adjusted gross margin” as revenues less direct operating costs (excluding depreciation, depletion, amortization and impairment expense). Adjusted gross margin is included as a supplemental disclosure because it is a useful indicator of our operating performance.

	Contract Drilling	Pressure Pumping	Directional Drilling	Other Operations
	(in thousands)
For the three months ended September 30, 2022
Revenues	$356,044	$287,664	$58,871	$24,924
Less direct operating costs	(227,063)	(211,704)	(48,445)	(13,409)
Less depreciation, depletion, amortization and impairment	(83,851)	(24,746)	(4,056)	(8,212)
GAAP gross margin	45,130	51,214	6,370	3,303
Depreciation, depletion, amortization and impairment	83,851	24,746	4,056	8,212
Adjusted gross margin	$128,981	$75,960	$10,426	$11,515

For the three months ended June 30, 2022
Revenues	$304,586	$238,376	$54,825	$24,451
Less direct operating costs	(196,269)	(191,455)	(45,438)	(13,738)
Less depreciation, depletion, amortization and impairment	(84,905)	(24,713)	(3,859)	(6,803)
GAAP gross margin	23,412	22,208	5,528	3,910
Depreciation, depletion, amortization and impairment	84,905	24,713	3,859	6,803
Adjusted gross margin	$108,317	$46,921	$9,387	$10,713

For the nine months ended September 30, 2022
Revenues	$917,270	$715,630	$157,030	$69,186
Less direct operating costs	(600,038)	(560,627)	(130,837)	(39,231)
Less depreciation, depletion, amortization and impairment	(250,779)	(73,244)	(11,259)	(21,412)
GAAP gross margin	66,453	81,759	14,934	8,543
Depreciation, depletion, amortization and impairment	250,779	73,244	11,259	21,412
Adjusted gross margin	$317,232	$155,003	$26,193	$29,955

For the nine months ended September 30, 2021
Revenues	$433,158	$340,464	$76,267	$40,699
Less direct operating costs	(291,049)	(313,556)	(67,367)	(31,079)
Less depreciation, depletion, amortization and impairment	(297,426)	(98,963)	(19,863)	(17,309)
GAAP gross margin	(155,317)	(72,055)	(10,963)	(7,689)
Depreciation, depletion, amortization and impairment	297,426	98,963	19,863	17,309
Adjusted gross margin	$142,109	$26,908	$8,900	$9,620

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

Volatility of Oil and Natural Gas Prices and its Impact on Operations and Financial Condition

Our revenue, profitability and cash flows are highly dependent upon prevailing prices for oil and natural gas and expectations about future prices. For many years, oil and natural gas prices and markets have been extremely volatile. Prices are affected by many factors beyond our control. Reduced demand for crude oil and refined products related to the COVID-19 pandemic led to a significant reduction in crude oil prices and demand for drilling and completion services in 2020 and early 2021. However, market fundamentals are now strong, as demand is increasing for drilling and completions equipment and services, and industry supply remains constrained. Oil prices averaged $93.18 per barrel in the third quarter of 2022, as compared to $108.72 per barrel in the second quarter of 2022.

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

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

We may be exposed to certain market risks arising from the use of financial instruments in the ordinary course of business. For quantitative and qualitative disclosures about market risk, see Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in our Annual Report on Form 10-K for the year ended December 31, 2021. There have been no material changes in our exposure to market risk

As of September 30, 2022, we would have had exposure to interest rate market risk associated with any borrowings that we had under the Credit Agreement and any amounts owed under the Reimbursement Agreement.

Loans under the Credit Agreement bear interest by reference, at our election, to the LIBOR rate or base rate. The applicable margin on LIBOR rate loans varies from 1.00% to 2.00% and the applicable margin on base rate loans varies from 0.00% to 1.00%, in each case determined based on our credit rating. As of September 30, 2022, applicable margin on LIBOR rate loans was 1.75% and the applicable margin on base rate loans was 0.75%. As of September 30, 2022, we had no borrowings outstanding under our revolving credit facility. The interest rate on borrowings outstanding under our revolving credit facility is variable and adjusts at each interest payment date based on our election of LIBOR or the base rate.

Under the Reimbursement Agreement, we will reimburse Scotiabank on demand for any amounts that Scotiabank has disbursed under any letters of credit. We are obligated to pay Scotiabank interest on all amounts not paid by us on the date of demand or when otherwise due at the LIBOR rate plus 2.25% per annum. As of September 30, 2022, no amounts had been disbursed under any letters of credit.

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

Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10‑Q. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of September 30, 2022.

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

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, has been formatted in Inline XBRL.

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

Date: October 31, 2022