Form 10-K
period 2022-12-31
PATTERSON UTI ENERGY INC
filed 2023-02-13
CIK 889900

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2022, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $3.4 billion, calculated by reference to the closing price of $15.76 for the common stock on the Nasdaq Global Select Market on that date.

As of February 9, 2023, the registrant had outstanding 213,655,888 shares of common stock, $0.01 par value, its only class of common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for the 2023 Annual Meeting of Stockholders are incorporated by reference into Part III of this report.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (this “Report”) and other public filings, press releases and presentations by us contain “forward-looking statements” within the meaning of the Securities Act of 1933, as amended (the “Securities Act”), the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995, as amended. As used in this Report, “we,” “us,” “our,” “ours” and like terms refer collectively to Patterson-UTI Energy, Inc. and its consolidated subsidiaries. Patterson-UTI Energy, Inc. conducts its operations through its wholly-owned subsidiaries and has no employees or independent business operations. These forward-looking statements involve risk and uncertainty. These forward-looking statements include, without limitation, statements relating to: liquidity; revenue, cost and margin expectations and backlog; financing of operations; oil and natural gas prices; rig counts and frac spreads; source and sufficiency of funds required for building new equipment, upgrading existing equipment and acquisitions (if opportunities arise); demand and pricing for our services; competition; equipment availability; government regulation; legal proceedings; debt service obligations; impact of inflation and economic downturns; and other matters. Our forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts and often use words such as “anticipate,” “believe,” “budgeted,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “potential,” “project,” “pursue,” “should,” “strategy,” “target,” or “will,” or the negative thereof and other words and expressions of similar meaning. The forward-looking statements are based on certain assumptions and analyses we make in light of our experience and our perception of historical trends, current conditions, expected future developments and other factors we believe are appropriate in the circumstances.

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
•
global economic conditions, including inflationary pressures and risks of economic downturns or recessions in the United States and elsewhere;
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
•
public health crises, pandemics and epidemics;
•
weather;
•
operating costs;
•
expansion and development trends of the oil and natural gas industry;
•
ability to obtain insurance coverage on commercially reasonable terms;
•
financial flexibility;
•
adverse credit and equity market conditions;
•
availability of capital and the ability to repay indebtedness when due;
•
our return of capital to stockholders;
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

Our contract drilling business operates in the continental United States and internationally in Colombia and, from time to time, we pursue contract drilling opportunities in other select markets. As of December 31, 2022, we had a drilling fleet that consisted of 184 marketed land-based drilling rigs in the United States and eight in Colombia. A drilling rig includes the structure, power source and machinery necessary to cause a drill bit to penetrate the earth to a depth desired by the customer. We also have a substantial inventory of drill pipe and drilling rig components that support our contract drilling operations.

We provide pressure pumping services to oil and natural gas operators primarily in Texas and the Appalachian region. Substantially all of the revenue in the pressure pumping segment is from well stimulation services (such as hydraulic fracturing) for completion of new wells and remedial work on existing wells. Well stimulation involves processes inside a well designed to enhance the flow of oil, natural gas, or other desired substances from the well. As of December 31, 2022, we had approximately 1.2 million fracturing horsepower to provide these services. We also provide cementing services through the pressure pumping segment. Cementing is the process of inserting material between the wall of the well bore and the casing to support and stabilize the casing. Our pressure pumping operations are supported by a fleet of other equipment, including blenders, tractors, manifold trailers and numerous trailers for transportation of materials to and from the worksite as well as bins for storage of materials at the worksite.

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

Recent Developments

Recent Developments in Market Conditions — Quarterly average oil prices and our quarterly average number of rigs operating in the United States for 2020, 2021 and 2022 are as follows:

	1st	2nd	3rd	4th
	Quarter	Quarter	Quarter	Quarter
2020:
Average oil price per Bbl (1)	$45.76	$27.81	$40.89	$42.45
Average rigs operating per day - U.S. (2)	123	82	60	62
2021:
Average oil price per Bbl (1)	$57.79	$66.09	$70.62	$77.45
Average rigs operating per day - U.S. (2)	69	73	80	106
2022:
Average oil price per Bbl (1)	$94.45	$108.72	$93.18	$82.79
Average rigs operating per day - U.S. (2)	115	121	128	131

(1)
The average oil price represents the average monthly West Texas Intermediate (WTI) spot price as reported by the United States Energy Information Administration.
(2)
A rig is considered to be operating if it is earning revenue pursuant to a contract on a given day.

Reduced demand for crude oil and refined products related to the COVID-19 pandemic led to a significant reduction in crude oil prices and demand for drilling and completion services in 2020 and early 2021. However, market fundamentals are now strong, as demand increased for drilling and completions equipment and services in 2022, and industry supply of Tier-1, super-spec rigs and premium pressure pumping equipment remains constrained. We expect our rig count in the United States will average 130 rigs in the first quarter and then grow modestly throughout the remainder of 2023. The current demand for equipment and services and strong pricing environment remain dependent on macro conditions, including commodity prices, geopolitical environment, inflationary pressures, economic conditions in the United States and elsewhere, response to the COVID-19 pandemic (including any resurgences and/or lockdowns in the United States and abroad) and continued focus by exploration and production companies and service companies on capital discipline. Oil prices averaged $82.79 per barrel in the fourth quarter of 2022 and closed at $77.97 per barrel on January 30, 2023. Natural gas prices (based on the Henry Hub Spot Market Price) averaged $5.55 per MMBtu in the fourth quarter of 2022 and closed at $2.82 per MMBtu on January 30, 2023.

Our average active U.S. rig count for the fourth quarter of 2022 was 131 rigs. This was an increase from our average active rig count for the third quarter of 2022 of 128 rigs. Our active U.S. rig count at December 31, 2022 of 132 rigs was more than the rig count of 111 rigs at December 31, 2021, due in large part to the recovery of oil prices and improved demand for drilling services in the United States. Term contracts help support our operating rig count. Based on contracts currently in place in the United States, we expect an average of 87 rigs operating under term contracts during the first quarter of 2023 and an average of 56 rigs operating under term contracts during 2023.

Our average active spread count was 12 in the fourth quarter of 2022, consistent with the third quarter of 2022. We calculated average active spreads as the average number of spreads that were crewed and actively marketed during the period. We expect to average approximately 12 active spreads in the first quarter of 2023. Based on our outlook for 2023 activity, we currently expect to activate a 13th spread towards the end of 2023.

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

Pricing for our drilling and completion services increased in 2022 due in part to the limited supply of readily available, high-quality drilling and completion equipment.

Our 2023 capital expenditure forecast is approximately $550 million.

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

Pioneer provided land-based contract drilling services and production services to a diverse group of oil and gas exploration and production companies in the United States and internationally in Colombia. Through the Pioneer acquisition, we acquired Pioneer’s 100% pad-capable drilling rig fleet consisting of 17 AC-powered rigs in the United States and eight SCR rigs in Colombia and production services assets consisting of 123 well servicing rigs and 72 wireline services units. The purchase price allocation was finalized in 2022. The measurement period adjustments did not have a material impact on our consolidated financial statements.

On December 31, 2021, we completed the sale of the acquired well servicing rig business and wireline business to Clearwell Dynamics, LLC. The sale price was $43.0 million in cash consideration, subject to customary purchase price adjustments at closing for cash and working capital. The results of operations of these businesses were presented as a discontinued operation during the fourth quarter of 2021.

On November 9, 2022, we entered into Amendment No. 3 to Amended and Restated Credit Agreement (“Amendment No.3”), which amended our amended and restated credit agreement, dated as of March 27, 2018 (as amended, the “Credit Agreement”), among us, as borrower, Wells Fargo Bank, National Association, as administrative agent, letter of credit issuer, swing line lender and lender and each of the other letter of credit issuers and lenders party thereto.

Amendment No. 3, among other things, (i) revised the capacity under the letter of credit facility to $100 million; (ii) revised the capacity under the swing line facility to the lesser of $50 million and the amount of the swing line provider’s unused commitment; (iii) changed the LIBOR reference rate to a SOFR reference rate; and (iv) extended the maturity date for $416.7 million of revolving credit commitments of certain lenders under the Credit Agreement from March 27, 2025 to March 27, 2026. As a result, of the $600 million of revolving credit commitments under the Credit Agreement, the maturity date for $416.7 million of such commitments is March 27, 2026; the maturity date for $133.3 million of such commitments is March 27, 2025; and the maturity date for the remaining $50 million of such commitments is March 27, 2024.

As of December 31, 2022, we had no borrowings outstanding under our revolving credit facility. We had no letters of credit outstanding under the Credit Agreement at December 31, 2022 and, as a result, had available borrowing capacity of $600 million at that date.

During the fourth quarter of 2022, we elected to repurchase portions of our 3.95% Senior Notes due 2028 (the “2028 Notes”) and our 5.15% Senior Notes due 2029 (the “2029 Notes”) in the open market. The principal amounts retired through these transactions totaled $21.0 million of our 2028 Notes and $1.4 million of our 2029 Notes, plus accrued interest. We recorded corresponding gains on the extinguishment of these amounts totaling $2.3 million and $0.1 million, respectively, net of the proportional write-off of associated deferred financing costs and original issuance discounts. These gains are included in “Interest expense, net of amount capitalized” in our consolidated statements of operations.

Industry Segments

Our revenues, operating loss and identifiable assets are primarily attributable to three industry segments:

•
contract drilling services,
•
pressure pumping services, and
•
directional drilling services.

Contract Drilling Operations

General — We market our contract drilling services to oil and natural gas operators in the United States and Colombia. As of December 31, 2022, we had 192 marketed land-based drilling rigs based in the following regions:

Region	Number of Rigs
West Texas	80
Appalachia	27
Rockies	23
Oklahoma	20
South Texas	17
East Texas	17
Colombia	8
Total	192

All of these drilling rigs are electric rigs. An electric rig converts the power from its diesel engines into electricity to power the rig. The U.S. land rig industry has in recent years referred to certain high specification rigs as “super-spec” rigs, which we consider to be at least a 1,500 horsepower, AC-powered rig that has at least a 750,000-pound hookload, a 7,500-psi circulating system, and is pad-capable. Due to evolving customer preferences, we refer to certain premium rigs as “Tier-1, super-spec” rigs, which we consider as being a super-spec rig that also has a third mud pump and raised drawworks that allow for more clearance underneath the rig floor. We have 172 super-spec rigs, of which 118 were Tier-1, super-spec rigs.

We also have a substantial inventory of drill pipe and drilling rig components, which may be used in the activation of additional drilling rigs or as upgrades or replacement parts for marketed rigs.

Drilling rigs are typically equipped with engines, drawworks, top drives, masts, pumps to circulate the drilling fluid, blowout preventers, drill pipe and other related equipment. Over time, components on a drilling rig are replaced or rebuilt. We spend significant funds each year as part of a program to modify, upgrade and maintain our drilling rigs. To address our customers’ needs for drilling horizontal wells in shale and other unconventional resource plays, we have improved the capability of our drilling fleet. Over the years, we have made performance and safety improvements to our rig fleet. Our APEX® rigs are AC-powered electric rigs with many having high pressure mud systems, walking systems and increased hookload capacity. We have spent approximately $471 million during the last three years on capital expenditures to modify, upgrade and extend the lives of components of our drilling fleet. During fiscal years 2022, 2021 and 2020, we spent approximately $256 million, $110 million, and $105 million, respectively, on these capital expenditures.

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

Contract Drilling Activity — Information regarding our contract drilling activity for the last three years follows:

	Year Ended December 31,
	2022	2021	2020
Average rigs operating per day - U.S. (1)	124	82	82
Number of rigs operated during the year - U.S.	132	118	131
Number of wells drilled during the year - U.S.	2,489	1,662	1,324
Number of operating days - U.S.	45,216	29,960	29,857

(1)
A rig is considered to be operating if it is earning revenue pursuant to a contract on a given day.

Rig Fleet Evaluation — On a periodic basis, we evaluate our fleet of drilling rigs for marketability based on the condition of inactive rigs, expenditures that would be necessary to bring inactive rigs to working condition and the expected demand for drilling services by rig type. The components comprising rigs that will no longer be marketed are evaluated, and those components with continuing utility to our other marketed rigs are transferred to other rigs or to our yards to be used as spare equipment. The remaining components of these rigs are retired. We had no impairment related to the marketability or condition of our drilling rigs during 2022.

Drilling Technology — We continue to enhance the technology offerings that can be used with our drilling operations. Our proprietary operating system for APEX® drilling rigs, Cortex®, can allow for the deployment of custom applications for rig performance, control and optimization. For instance, our GenAssist® application can employ smart engine logic turning engines on and off to reduce fuel consumption and emissions. Our Cortex® Key edge server can connect to various systems at the well site, streaming large data sets and providing a single, high-speed data aggregation source. Our EcoCell™ lithium battery hybrid energy management system is capable of utilizing stored energy to help reduce fuel consumption and emissions.

Pressure Pumping Operations

General — We provide pressure pumping services to oil and natural gas operators, primarily in Texas and the Appalachian region (Northeast Region). Pressure pumping services consist primarily of well stimulation services (such as hydraulic fracturing) for the completion of new wells and remedial work on existing wells. Wells drilled in shale formations and other unconventional plays require well stimulation through hydraulic fracturing to allow the flow of oil and natural gas. This is accomplished by pumping fluids and proppant under pressure into the well bore to fracture the formation. Many wells in conventional plays also receive well stimulation services. We also provide cementing services through the pressure pumping segment. The cementing process inserts material between the wall of the well bore and the casing to support and stabilize the casing. The scope and impact of our cementing services were insignificant during the fiscal years 2022, 2021 and 2020.

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

Equipment — We have pressure pumping equipment used in providing hydraulic fracturing services as well as cementing and acid pumping services, with a total of approximately 1.2 million horsepower as of December 31, 2022. Pressure pumping equipment at December 31, 2022 included:

		Other
	Fracturing	Pumping
	Equipment	Equipment	Total
Texas Region
Number of units	369	12	381
Approximate horsepower	887,750	14,280	902,030

Northeast Region
Number of units	123	9	132
Approximate horsepower	282,150	5,800	287,950

Combined:
Number of units	492	21	513
Approximate horsepower	1,169,900	20,080	1,189,980

Our pressure pumping operations are supported by a fleet of other equipment including blenders, tractors, manifold trailers and numerous trailers for transportation of materials to and from the worksite, as well as bins for storage of materials at the worksite.

We periodically evaluate our pressure pumping assets for marketability based on the condition of inactive equipment, expenditures that would be necessary to bring the equipment to working condition and the expected demand for such equipment. The components of equipment that will no longer be marketed are evaluated, and those components with continuing utility will be used as parts to support active equipment. The remaining components of this equipment are retired. We had no impairment related to the marketability or condition of our equipment during 2022.

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

Wellbore Placement Optimization Services — We provide software and services used to improve the accuracy of directional and horizontal wellbores, wellbore quality, and on-bottom ROP (rate of penetration). Our measurement-while-drilling (MWD) Survey FDIR (fault detection, isolation and recovery) service is a data analytics technology to analyze MWD survey data in real-time and more accurately identify the position of a well. Our HiFi Nav™ offering enhances FDIR by targeting improved vertical placement of the directional well within the reservoir. Our HiFi Guidance™ service utilizes trajectory optimization algorithms to determine optimal steering recommendations that enhance well placement within the reservoir, targeting minimal sliding, faster ROP, and a higher percentage of the wellbore placed in the desired drilling window. We provide these services to customers with onshore and offshore operations.

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

Customers

Our customer base includes major, independent and other oil and natural gas operators. With respect to our consolidated operating revenues in 2022, we received approximately 49% from our ten largest customers and approximately 34% from our five largest customers. During 2022, one customer accounted for approximately $476 million, or approximately 18%, of our consolidated operating revenues. These revenues were earned in both our contract drilling and pressure pumping businesses. The loss of, or reduction in business from, one or more of our larger customers could have a material adverse effect on our business, financial condition, cash flows and results of operations.

Backlog

Our contract drilling backlog in the United States as of December 31, 2022 and 2021 was approximately $830 million and $325 million, respectively. Approximately 32% of our contract drilling backlog in the United States at December 31, 2022 is reasonably expected to remain after 2023. See Note 3 of Notes to consolidated financial statements in Item 8 of this Report and “Item 1A. Risk Factors – Our Current Backlog of Contract Drilling Revenue May Decline and May Not Ultimately Be Realized, as Fixed-Term Contracts May in Certain Instances Be Terminated Without an Early Termination Payment” for information pertaining to backlog.

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

Human Capital and Sustainability

We strive to be a leader in our industry in the area of environmental, social, governance and other sustainability-related issues, and we remain committed to managing these issues for the long-term benefit of our employees, our communities and our business. We aim to minimize our environmental impact in the communities in which we work and live, while providing services for our customers in a safe and responsible manner. We invest extensively in the safety, health and well-being of our people, who are our most important asset and our greatest strength. Importantly, we maintain a rigorous focus on ethics and integrity at every level of our operations, a practice on which all of our success depends.

Environment – We continue to pursue initiatives to mitigate climate change risk and make improvements in air quality, water quality, land usage, use of energy and reducing waste materials. For example, we utilize natural gas engines, dual-fuel equipment and other technologies that reduce our carbon and other greenhouse gas emissions as compared to our traditional diesel-only equipment, and we employ spill prevention plans and use additional protective measures in environmentally sensitive areas.

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

Some of our key human capital areas of focus include:

Employees – We had approximately 6,500 full-time employees as of January 31, 2023. The number of employees fluctuates depending on the current and expected demand for our services. We consider our employee relations to be satisfactory. None of our U.S. employees are represented by a union. Although some of our Colombian employees may be union members, we have not entered into any collective bargaining arrangements with the unions with which those employees are affiliated.

Training and Safety – Our training programs include opportunities for employees to advance in their professional careers through intensive, multi-day classroom training programs in numerous skills and competencies, as well as management training programs. These programs are geared to providing our employees with opportunities to advance throughout our company.

The safety of our employees and others is our highest priority, as our goal is to provide an incident-free work environment. We have robust safety training programs that are designed to comply with applicable laws and industry standards and to benefit our employees, communities and our business. All U.S. field-based employees are required to have annual safety education that incorporates learning associated with hazard awareness, safe systems of work, permission to work, stop work authority, energy isolation, material handling and management of change.

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

We require new supervisors and managers in the United States to attend an instructor-led course relative to diversity, inclusion and respect to ensure they understand our expectations regarding their obligations to promote a work environment where all employees are valued and respected. Supplemental diversity, inclusion and respect training for supervisors and managers is required on a biannual basis. All other employees are educated annually on our commitment to a respectful workplace for all to ensure they understand their role as they engage with co-workers.

Maintaining our Core Values – We provide annual training for our employees on our Code of Business Conduct and Ethics, which addresses conflicts of interest, confidentiality, fair dealing with others, proper use of company assets, compliance with laws, insider trading, keeping of books and records, zero tolerance for discrimination and harassment in the work environment, as well as reporting of violations.

Health and Benefits – Our health and benefits program provides for extensive preventative care and is designed to improve our employees’ fitness for work, personal safety on the job and overall well-being. We have implemented policies allowing many of our office-based employees the flexibility to work from home.

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

President Biden and the Democratic Party have identified climate change as a priority, and it is likely that additional executive orders and/or regulatory action targeting greenhouse gas emissions, or prohibiting, delaying or restricting oil and gas development activities in certain areas, will be proposed and/or promulgated during the Biden Administration. For example, the acting Secretary of the Department of the Interior recently issued an order preventing staff from producing any new fossil fuel leases or permits without sign-off from a top political appointee. In 2021, President Biden issued an executive order imposing a moratorium on new oil and gas leasing on federal lands and offshore waters pending completion of a comprehensive review and reconsideration of Federal oil and gas permitting and leasing practices. President Biden’s order also established climate change as a primary foreign policy and national security consideration, affirms that achieving net-zero greenhouse gas emissions by or before midcentury is a critical priority, affirms the Biden Administration’s desire to establish the United States as a leader in addressing climate change, generally further integrates climate change and environmental justice considerations into government agencies’ decision-making, and eliminates fossil fuel subsidies, among other measures. Although a federal judge for the U.S. District Court of the Western District of Louisiana issued a permanent injunction in 13 states that filed a lawsuit against the pause of oil and natural gas leasing on public lands or in offshore waters, the Biden Administration may take other regulatory steps in the future that could impact our operations.

In February 2021, the United States rejoined the Paris Agreement, and in the future, the United States may also choose to adhere to other international agreements targeting GHG reductions. In April 2021, President Biden set a new goal for the United States to achieve a 50-52 percent reduction from 2005 levels in economy-wide net greenhouse gas pollution in 2030. Further, in November 2021, the United States and other countries entered into the Glasgow Climate Pact, which includes a range of measures designed to address climate change, including but not limited to the phase-out of fossil fuel subsidies, reducing methane emissions by 30% by 2030, and cooperating toward the advancement of the development of clean energy.

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

We maintain insurance coverage of types and amounts that we believe to be customary in the industry, but we are not fully insured against all risks, either because insurance is not available or because of the high premium costs. The insurance coverage that we maintain includes insurance for fire, windstorm and other risks of physical loss to our equipment and certain other assets, employer’s liability, automobile liability, commercial general liability, workers’ compensation and insurance for other specific risks. We cannot assure, however, that any insurance obtained by us will be adequate to cover any losses or liabilities, or that this insurance will continue to be available, or available on terms that are acceptable to us. While we carry insurance to cover physical damage to, or loss of, a substantial portion of our equipment and certain other assets, such insurance does not cover the full replacement cost of such equipment or other assets. We have also elected in some cases to accept a greater amount of risk through increased deductibles on certain insurance policies. For example, in the United States we generally maintain a $1.5 million per occurrence deductible on our workers’ compensation insurance coverage, a $1.0 million per occurrence deductible on our equipment insurance coverage, a $5.0 million per occurrence deductible on our pressure pumping equipment without fire suppression systems, a $10.0 million per occurrence deductible on our general liability coverage, a $2.0 million per occurrence deductible on our primary automobile liability insurance coverage, and a $5.0 million per occurrence deductible on our excess automobile liability insurance coverage. We also self-insure a number of other risks, including loss of earnings and business interruption and most cybersecurity risks, and we do not carry a significant amount of insurance to cover risks of underground reservoir damage.

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

In particular, our revenues, profitability and cash flows are highly dependent upon prevailing prices for oil and natural gas and expectations about future prices. Oil and natural gas prices and markets can be extremely volatile. Prices, and expectations about future prices, are affected by factors such as:

•
market supply and demand,
•
the desire and ability of the Organization of Petroleum Exporting Countries (“OPEC”), its members and other oil-producing nations, such as Russia, to set and maintain production and price targets,
•
the level of production by OPEC and non-OPEC countries,
•
domestic and international military, political, economic, health and weather conditions, including the impacts of war, including the impact of the ongoing conflict in Ukraine, or terrorist activity, pandemics and other unexpected disasters or events,
•
changes to tax, tariff and import/export regulations and sanctions by the United States or other countries,
•
legal and other limitations or restrictions on exportation and/or importation of oil and natural gas,
•
technical advances affecting energy consumption and production, and
•
the development, price, availability and market acceptance of alternative fuels and energy sources.

All of these factors are beyond our control. Reduced demand for crude oil and refined products related to the COVID-19 pandemic led to a significant reduction in crude oil prices and demand for drilling and completion services in 2020 and early 2021. However, market fundamentals have improved. The current demand for equipment and services and improved market fundamentals remain dependent on macro conditions, including commodity prices, geopolitical environment, inflationary pressures, economic conditions in the United States and elsewhere, response to the COVID-19 pandemic (including any resurgences and/or lockdowns in the United States and abroad) and continued focus by exploration and production companies and service companies on capital discipline. Oil prices averaged $82.79 per barrel in the fourth quarter of 2022 and closed at $77.97 per barrel on January 30, 2023. Natural gas prices (based on the Henry Hub Spot Market Price) averaged $5.55 per MMBtu in the fourth quarter of 2022 and closed at $2.82 per MMBtu on January 30, 2023.

In light of these and other factors, we expect oil and natural gas prices to continue to be volatile and to affect our financial condition, operations and ability to access sources of capital. Higher oil and natural gas prices do not necessarily result in increased activity because demand for our services is generally driven by our customers’ expectations of future oil and natural gas prices, as well as our customers’ ability to access sources of capital to fund their operating and capital expenditures. A decline in demand for oil and natural gas, prolonged low oil or natural gas prices, expectations of decreases in oil and natural gas prices or a reduction in the ability of our customers to access capital would likely result in reduced capital expenditures by our customers and decreased demand for our services, which could have a material adverse effect on our operating results, financial condition and cash flows. Even during periods of historically moderate or high prices for oil and natural gas, companies exploring for oil and natural gas may cancel or curtail programs or reduce their levels of capital expenditures for exploration and production for a variety of reasons, which could reduce demand for our services.

Global Economic Conditions May Adversely Affect Our Operating Results.

Concerns regarding global economic conditions, energy costs, geopolitical issues, supply chain disruptions, inflation and the availability and cost of credit have contributed to increased economic uncertainty. Demand for energy and for oil and natural gas end products is highly sensitive to economic conditions; as a result, global economic conditions, indications that economic growth is slowing and volatility in commodity prices may cause our customers to reduce or curtail their drilling and well completion programs, which could result in a decrease in demand for our services. In addition, uncertainty in the capital markets, whether due to global economic conditions, low commodity prices or otherwise, may result in reduced access to, or an inability to obtain, financing by us, our customers and our suppliers and result in reduced demand for our services. An economic slowdown or recession in the United States or in any other country that significantly affects the supply of or demand for oil or natural gas could negatively impact our operations and therefore adversely affect our results. Furthermore, these factors may result in certain of our customers experiencing an inability or unwillingness to pay suppliers, including us. The global economic environment in the past has experienced significant deterioration in a relatively short period, such as a result of the COVID-19 pandemic or the conflict in Ukraine, and there is no assurance that the global economic environment, or expectations for the global economic environment, will not quickly deteriorate again due to one or more factors, including as a result of actual or perceived threats to geopolitical stability and changes in production from OPEC, its members and other oil-producing nations. A deterioration in the global economic environment could have a material adverse effect on our business, financial condition, cash flows and results of operations.

A Surplus of Equipment and a Highly Competitive Oil Service Industry May Adversely Affect Our Utilization and Profit Margins and the Carrying Value of our Assets.

The land drilling and pressure pumping industries in the United States are highly competitive, and at times available land drilling rigs and pressure pumping equipment exceed the demand for such equipment. A low commodity price environment or capital spending reductions by our customers due to customer consolidation, investor requirements or other reasons can result in substantially more drilling rigs and pressure pumping equipment being available than are needed to meet demand. Low commodity prices and a rise in new and upgraded equipment can result in excess capacity and substantial competition for a declining number of drilling and pressure pumping contracts.

Operating costs for our core businesses include all direct and indirect costs associated with the operation, maintenance and support of our equipment, which is often not affected by changes in our rates and utilization. During periods of reduced revenue and/or activity, certain of our fixed costs, such as depreciation, may not decline and often we may incur additional costs. During times of reduced utilization, reductions in costs may not be immediate as we may incur additional costs associated with maintaining and stacking equipment, or we may not be able to fully reduce the cost of our support operations in a particular geographic region due to the need to support the remaining operations in that region. Accordingly, a decline in revenue due to lower rates and/or utilization may not be offset by a corresponding decrease in operating costs, which could have a material adverse impact on our business, financial condition and results of operations.

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

We periodically seek to increase the prices on our services to offset rising costs, earn returns on our capital investment, and otherwise generate higher returns for our stockholders. However, we operate in a very competitive industry, and we are not always successful in raising or maintaining our existing prices. Even if we are able to increase our prices, we may not be able to do so at a rate that is sufficient to offset rising costs, including capital expenditures, without adversely affecting our activity levels. The inability to maintain our pricing and to increase our pricing as costs, including capital expenditures, increase could have a material adverse effect on our business, financial condition, cash flows and results of operations. In addition, we may be unable to replace fixed-term contracts that expire or are terminated early, extend expiring contracts or obtain new contracts in the spot market, and the rates and other material terms under any new or extended contracts may be on substantially less favorable rates and terms.

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

A surplus of operable land drilling rigs, increasing rig specialization and surplus of pressure pumping and directional drilling equipment, which can be exacerbated by capital spending reductions by our customers, could affect the fair market value of our contract drilling, pressure pumping and directional drilling equipment, which in turn could result in additional impairments of our assets. A prolonged period of lower oil and natural gas prices or changes in customer preferences and requirements could result in future impairment to our long-lived assets. For example, we recognized impairment charges of $4.5 million, $267 million and $423 million in 2022, 2021 and 2020, respectively.

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

We maintain insurance coverage of types and amounts that we believe to be customary in the industry, but we are not fully insured against all risks, either because insurance is not available or because of the high premium costs. The insurance coverage that we maintain includes insurance for fire, windstorm and other risks of physical loss to our equipment and certain other assets, employer’s liability, automobile liability, commercial general liability, workers’ compensation and insurance for other specific risks. We cannot assure, however, that any insurance obtained by us will be adequate to cover any losses or liabilities, or that this insurance will continue to be available, or available on terms that are acceptable to us. While we carry insurance to cover physical damage to, or loss of, a substantial portion of our equipment and certain other assets, such insurance does not cover the full replacement cost of such equipment or other assets. We have also elected in some cases to accept a greater amount of risk through increased deductibles on certain insurance policies. For example, in the United States we generally maintain a $1.5 million per occurrence deductible on our workers’ compensation insurance coverage, a $1.0 million per occurrence deductible on our equipment insurance coverage, a $5.0 million per occurrence deductible on our pressure pumping equipment without fire suppression systems, a $10.0 million per occurrence deductible on our general liability coverage, a $2.0 million per occurrence deductible on our primary automobile liability insurance coverage, and a $5.0 million per occurrence deductible on our excess automobile liability insurance coverage. We also self-insure a number of other risks, including loss of earnings and business interruption and most of our cybersecurity risks, and we do not carry a significant amount of insurance to cover risks of underground reservoir damage.

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

Fixed-term drilling contracts customarily provide for termination at the election of the customer, with an early termination payment to us if a contract is terminated prior to the expiration of the fixed term. However, in certain circumstances, for example, destruction of a drilling rig that is not replaced within a specified period of time, our bankruptcy, or a breach of our contract obligations, the customer may not be obligated to make an early termination payment to us. Additionally, during depressed market conditions or otherwise, customers may be unable to satisfy their contractual obligations or may seek to terminate or renegotiate or otherwise fail to honor their contractual obligations, including as a result of their bankruptcy. In addition, we may not be able to perform under these contracts due to events beyond our control, and our customers may seek to terminate or renegotiate our contracts for various reasons, including those described above. As a result, we may be unable to realize all of our current contract drilling backlog. In addition, the termination or renegotiation of fixed-term contracts without the receipt of early termination payments could have a material adverse effect on our business, financial condition, cash flows and results of operations. As of December 31, 2022, our contract drilling backlog in the United States for future revenues under term contracts, which we define as contracts with a fixed term of six months or more, was approximately $830 million. Please see Note 3 of Notes to consolidated financial statements in Item 8 of this Report for a description of our calculation of backlog. Our contract drilling backlog may decline, as fixed-term drilling contract coverage over time may not be offset by new contracts or may be reduced by price adjustments to existing contracts, including as a result of a decline in the price of oil and natural gas, capital spending reductions by our customers or other factors. For these and other reasons, our contract drilling backlog may not generate sufficient liquidity for us during periods of reduced demand for our services or otherwise.

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

We continually attempt to develop or acquire new technologies for use in our business. In the event that we are successful in developing or acquiring new technologies for use in our business, there is no guarantee of future demand for those technologies. Customers may be reluctant or unwilling to adopt our new technologies. We may also have difficulty negotiating satisfactory terms for our new technologies, including terms that would enable us to obtain acceptable returns on our investment in the development or acquisition of new technologies.

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

Loss of Key Personnel and Competition for Experienced Personnel May Negatively Impact Our Financial Condition and Results of Operations.

We greatly depend on the efforts of our key employees to manage our operations. The loss of members of management could have a material adverse effect on our business. In addition, we utilize highly skilled field-based and non-field based personnel in operating and supporting our businesses and in developing new technologies. In times of increasing demand for our services, it may be difficult to attract and retain qualified field-based and non-field based personnel, particularly after a prolonged industry downturn. During periods of high demand for our services or inflation, wage rates for personnel are also likely to increase (and, during recent periods of high demand and inflation, have increased), resulting in higher operating costs. During periods of lower demand for our services, we may experience reductions in force and voluntary departures of personnel, which could adversely affect our business and make it more it difficult to meet customer demands when demand for our services improves. In addition, even in a period of generally lower demand for our services, if there is a high demand for our services in certain areas, it may be difficult to attract and retain qualified personnel to perform services in such areas. The loss of key employees, the failure to attract and retain qualified personnel and the increase in labor costs could have a material adverse effect on our business, financial condition, cash flows and results of operations.

The Loss of Large Customers Could Have a Material Adverse Effect on Our Financial Condition and Results of Operations.

With respect to our consolidated operating revenues in 2022, we received approximately 49% from our ten largest customers, approximately 34% from our five largest customers and 18% from our largest customer. The loss of, or reduction in business from, one or more of our larger customers could have a material adverse effect on our business, financial condition, cash flows and results of operations.

Shortages, Delays in Delivery, and Interruptions in Supply, of Equipment and Materials Could Adversely Affect Our Operating Results.

Periodically, the oilfield services industry has experienced shortages of equipment for upgrades, drill pipe, replacement parts and other equipment and materials, including, in the case of our pressure pumping operations, proppants, cement, acid, gel and water. These shortages can cause the price of these items to increase significantly and require that orders for the items be placed well in advance of expected use. In addition, any interruption in supply could result in significant delays in delivery of equipment and materials or prevent operations. Interruptions may be caused by, among other reasons:

•
lingering effects of the COVID-19 pandemic,
•
weather issues, whether short-term such as a hurricane, or long-term such as a drought,
•
labor shortages or other labor issues,
•
transportation, fuel shortages and other logistical challenges, and
•
a shortage in the number of vendors able or willing to provide the necessary equipment and materials, including as a result of commitments of vendors to other customers or third parties or bankruptcies or consolidation.

These price increases, delays in delivery and interruptions in supply may require us to delay operations, increase capital and repair expenditures or otherwise incur higher operating costs. During recent years, there have been significant disruptions and delays across the global supply chain, which have created a tightening of supplies and shortages in a number of areas, including basic raw materials. Severe shortages, delays in delivery and interruptions in supply could increase our costs and limit our ability to operate, maintain, upgrade and construct our drilling rigs and pressure pumping and other equipment and could have a material adverse effect on our business, financial condition, cash flows and results of operations.

Our Business Is Subject to Cybersecurity Risks and Threats.

Our operations are increasingly dependent on effective and secure information technologies and services. Threats to information technology systems associated with cybersecurity risks and cyber incidents or attacks continue to grow, and include, among other things, storms and natural disasters, terrorist attacks, utility outages, attempts to gain unauthorized access to data and systems, theft, viruses, malware, ransomware, denial-of-service attacks, design defects, human error, or complications encountered as existing systems are maintained, repaired, replaced, or upgraded. Risks associated with these threats include, among other things:

•
theft or misappropriation of funds, including via “phishing” or similar attacks directed at us or third parties, including our customers and vendors;
•
loss, corruption, or misappropriation of intellectual property, or other proprietary or confidential information (including customer, supplier, or employee data);
•
disruption or impairment of our and our customers’ and vendors’ business operations and safety procedures;
•
personal injuries and destruction or damage to property;
•
downtime and loss of revenue;
•
injury to our reputation, including the perception of our products or services as having security vulnerabilities;
•
negative impacts on our ability to compete;
•
loss or damage to our and our customers’ and vendors’ information technology systems, including operational technologies and worksite data delivery systems;
•
exposure to litigation and legal and regulatory liability and costs; and
•
increased costs to prevent, respond to or mitigate cybersecurity events.

Many of our office personnel have moved to a “remote work” model. This model has significantly increased the use of remote networking and online conferencing services that enable employees to work outside of our corporate infrastructure and, in some cases, use their own personal devices. This may expose us to additional cybersecurity risks or related incidents. Additionally, geopolitical tensions or conflicts, such as the ongoing conflict in Ukraine, may heighten the risk of cybersecurity attacks and other cyber events.

Although we utilize various procedures and controls to mitigate our exposure to the risks described above, cybersecurity attacks and other cyber events are evolving and unpredictable. There can be no assurance that the procedures and controls that we implement, or that our third party service providers implement, will be sufficient to protect our people, systems, information or other property. Moreover, we have no control over the information technology systems of our customers, suppliers, and others with which our systems may connect and communicate. As a result, the occurrence of a cyber incident could go unnoticed for a period of time. We self-insure most of our cybersecurity risks, and any such incident could have a material adverse effect on our business, financial condition, cash flows and results of operations. As cyber incidents continue to evolve, we may be required to incur additional costs to continue to modify or enhance our protective measures or to investigate or remediate the effects of cyber incidents.

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

There can be no assurance that we will:

•
successfully complete any acquisitions we attempt on the terms announced, or at all,
•
have sufficient capital resources to complete additional acquisitions, build or upgrade equipment or develop new technology,
•
through due diligence conducted prior to an acquisition, successfully uncover situations that could result in financial or legal exposure, or appropriately quantify the exposure from known risks,
•
successfully integrate additional equipment, acquired or developed technology or other assets or businesses into our operations and internal controls, including financial reporting disclosure and cybersecurity and information technology systems,
•
effectively manage the growth and increased size, complexity and geography of our organization, including as a result of any completed merger or acquisition,
•
successfully deploy idle, stacked, upgraded or additional equipment and acquired or developed technology,
•
maintain the crews necessary to operate additional equipment or the personnel necessary to evaluate, acquire, develop and deploy new technology, or
•
successfully improve our financial condition, results of operations, business or prospects, or provide an adequate return of capital, as a result of any completed acquisition, the building or upgrading equipment or the development of new technology.

Our failure to achieve consolidation savings, to integrate acquired businesses and technology and other assets into our existing operations successfully or to minimize any unforeseen operational difficulties could have a material adverse effect on our business. In addition, we may incur liabilities arising from events occurring prior to any completed acquisitions, prior to our establishment of adequate compliance oversight or in connection with disputes over acquired or developed technology. While we generally seek to obtain indemnities for liabilities arising from events occurring before such acquisitions, we may be unable to do so, and any indemnities we do obtain will be limited in amount and duration, may be held to be unenforceable or the seller may not be able to indemnify us.

We may incur substantial indebtedness to finance future acquisitions, build or upgrade equipment or acquire or develop new technology, and we also may issue equity, convertible or debt securities in connection with any such acquisitions, building or upgrade program or technology development. Use of cash for these purposes may adversely affect our cash available for capital expenditures and other uses, debt service requirements could represent a significant burden on our results of operations and financial condition, and the issuance of additional equity or convertible securities could be dilutive to existing stockholders. Also, continued growth and resulting integration efforts could strain our management, operations, employees and other resources.

Public Health Crises, Pandemics and Epidemics, such as the COVID-19 Pandemic, Have Had, and May Continue to Have, a Significant Adverse Impact on Our Business, Liquidity, Results of Operations and Financial Condition.

The effects of public health crises, pandemics and epidemics, such as the COVID-19 pandemic, including related governmental actions and restrictions related thereto, have had, and may continue to have, a significant adverse impact on the global economy, including the worldwide demand for oil and natural gas, and the level of demand for our services, which has impacted and may continue to impact our business, liquidity, results of operations and our financial condition.

Such public health crises, pandemics and epidemics are continuously evolving, and we are not able to enumerate all potential risks to our business from such events, including the COVID-19 pandemic and related volatility in crude oil prices; however, we believe that in addition to the impacts described above, other current and potential impacts include, but are not limited to: liquidity challenges; customers, suppliers and other third parties seeking to terminate, reject, renegotiate or otherwise avoid, and otherwise failing to perform, their contractual obligations to us; credit rating downgrades of our corporate debt and potentially higher borrowing costs in the future; a need to preserve liquidity; cybersecurity issues; litigation risk and possible loss contingencies; disruption to our supply chain; loss of workers and labor shortages; general oilfield cost inflation; a reduction of our workforce; costs associated with rationalization of our portfolio of real estate facilities; asset impairments and other accounting charges; infections and quarantining of our employees and the personnel of our customers, suppliers and other third parties; actions undertaken by international, national, regional and local governments and health officials; and a structural shift in the global economy and its demand for oil and natural gas.

The full extent of the impact of public health crises, pandemics and epidemics on our business, liquidity, results of operations and financial condition will depend largely on future developments, including the duration and further spread of a subject pathogen, including any new strains thereof, and the related impact on the oil and gas industry, the impact of governmental actions designed to prevent the spread thereof and the further development, availability, timely distribution and acceptance of effective treatments and vaccines, all of which are highly uncertain.

Fuel Conservation Measures Could Reduce Demand for Oil and Natural Gas, Which Would, In Turn, Reduce the Demand for Our Services.

Fuel conservation measures, alternative fuel requirements and increasing consumer demand for alternatives to oil and natural gas could reduce demand for oil and natural gas. The impact of the changing demand for oil and natural gas may have a material adverse effect on our business, financial condition, cash flows and results of operations. Additionally, the increased competitiveness of alternative energy sources (such as wind, solar geothermal, tidal, and biofuels) or increased focus on reducing the use of oil and natural gas (such as governmental mandates that ban the sale of new gasoline-powered automobiles, and new legislation such as the Inflation Reduction Act of 2022, which contains tax inducements and other provisions that incentivize investment, development, and deployment of alternative energy sources and technologies) could reduce demand for oil and natural gas and therefore for our services, which would lead to a reduction in our revenues.

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

The physical and regulatory effects of climate change could have a negative impact on our operations, our customers’ operations and the overall demand for our customers’ products and, accordingly, our services. There is an increasing focus of local, state, regional, national and international regulatory bodies on GHG emissions and climate change issues. Legislation to regulate GHG emissions has periodically been introduced in the U.S. Congress, and there has been a wide-ranging policy debate, both in the United States and internationally, regarding the impact of these gases and possible means for their regulation. These efforts have included consideration of cap-and-trade programs, carbon taxes, GHG reporting, tracking programs, attestation requirements and regulations that directly limit GHG emissions from certain sources. Some of the proposals would require industries to meet stringent new standards that would require substantial reductions in carbon emissions. Those reductions could be costly and difficult to implement. In the absence of federal GHG-limiting legislation, the EPA has determined that GHG emissions present a danger to public health and the environment and has adopted regulations that, among other things, establish construction and operating permit reviews for GHG emissions from certain large stationary sources, require the monitoring and annual reporting of GHG emissions from certain oil and natural gas system sources, implement CAA emission standards directing the reduction of methane emissions from certain new, modified, or reconstructed facilities in the oil and natural gas sector, and together with the DOT, implement GHG emissions limits on vehicles manufactured for operation in the United States.

The United States is currently a member of the Paris Agreement, which requires countries to review and “represent a progression” in their nationally determined contributions, which set emissions reduction goals, every five years. Under the Paris Agreement, the Biden Administration has committed the United States to reducing its greenhouse gas emissions by 50-52% from 2005 levels by 2030. In November 2021, the United States and other countries entered into the Glasgow Climate Pact, which includes a range of measures designed to address climate change, including but not limited to the phase-out of fossil fuel subsidies, reducing methane emissions 30% by 2030, and cooperating toward the advancement of the development of clean energy. Several states and geographic regions in the United States have also adopted legislation and regulations to reduce emissions of GHGs, including cap and trade regimes and commitments to contribute to meeting the goals of the Paris Agreement.

Governmental, scientific, and public concern over the threat of climate change arising from GHG emissions has resulted in increasing political risks in the United States. President Biden and the Democratic Party have identified climate change as a priority, and it is likely that additional executive orders and/or regulatory action targeting greenhouse gas emissions, or prohibiting or restricting oil and gas development activities in certain areas, will be proposed and/or promulgated during the Biden Administration. In 2021, President Biden issued an executive order imposing a moratorium on new oil and gas leasing on federal lands and offshore waters pending completion of a comprehensive review and reconsideration of federal oil and gas permitting and leasing practices. President Biden’s order also established climate change as a primary foreign policy and national security consideration, affirms that achieving net-zero greenhouse gas emissions by or before midcentury is a critical priority, affirms the Biden Administration’s desire to establish the United States as a leader in addressing climate change, generally further integrates climate change and environmental justice considerations into government agencies’ decision-making, and eliminates fossil fuel subsidies, among other measures. Although a federal judge for the U.S. District Court of the Western District of Louisiana issued a permanent injunction in 13 states that filed a lawsuit against the pause of oil and natural gas leasing on public lands or in offshore waters, the Biden Administration may take other regulatory steps in the future that could impact our operations. Other actions impacting oil and natural gas production activities that could be pursued by the Biden administration may include more restrictive requirements for the establishment of pipeline infrastructure or the permitting of liquified natural gas export facilities.

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

These political, litigation, and financial risks may result in our customers restricting or cancelling production activities, incurring liability for infrastructure damage as a result of climatic changes, or impairing their ability to continue to operate in an economic manner, which also could reduce demand for our products and services. One or more of these developments could have a material adverse effect on our business, financial condition, cash flows and results of operations. Finally, increasing concentrations of GHGs in the Earth’s atmosphere may produce climate changes that have significant physical effects, such as increased frequency and severity of storms, floods and other climatic events. If any such effects were to occur, they could have an adverse effect on our and our customers’ facilities and operations.

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

Technology Disputes Could Negatively Impact Our Operations or Increase Our Costs.

Our services and products use proprietary technology and equipment, which can involve potential infringement of a third party’s rights, or a third party’s infringement of our rights, including patent rights. The majority of the intellectual property rights relating to our drilling rigs, pressure pumping equipment and directional drilling services are owned by us or certain of our supplying vendors. However, in the event that we or one of our customers or supplying vendors becomes involved in a dispute over infringement of intellectual property rights relating to equipment or technology owned or used by us, services performed by us or products provided by us, we may lose access to important equipment or technology or our ability to provide services or products, or we could be required to cease use of some equipment or technology or forced to modify our equipment, technology, services or products. We could also be required to pay license fees or royalties for the use of equipment or technology or provision of services or products. In addition, we may lose a competitive advantage in the event we are unsuccessful in enforcing our rights against third parties. Regardless of the merits, any such claims may result in significant legal and other costs, including reputational harm, and may distract management from running our business. Some of our competitors and current and potential vendors have a substantial amount of intellectual property related to new equipment and technologies. We cannot guarantee that our equipment, technology, services or products will not be determined to infringe currently issued or future issued patents or other intellectual property rights belonging to others, including, without limitation, situations in which our equipment, technology, services or products may be covered by patent applications filed by other parties. Technology disputes involving us or our customers or supplying vendors could have a material adverse impact on our business, financial condition, cash flows and results of operations.

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

We provide contract drilling services in Colombia, we sell products, including electrical controls, for use in numerous oil and gas producing regions outside of North America, and through our Superior QC business, we occasionally provide remote data analytics and other services to customers to support their operations outside of the United States. We also continue to evaluate opportunities from time to time to provide our services outside of the United States. International operations are subject to certain political, economic and other uncertainties generally not encountered in U.S. operations, including increased risks of social and political unrest, changing political conditions and changing laws and policies affecting trade and investment, strikes, work stoppages, labor disputes and other slowdowns, terrorism, war, kidnapping of employees, blockades, regional economic downturns, nationalization, forced negotiation or modification of contracts, difficulty resolving disputes and enforcing contractual rights, difficulty in collecting international accounts receivable, potentially longer payment cycles, expropriation of equipment as well as expropriation of oil and gas exploration and drilling rights, foreign taxation and customs regulations, the overlap of different tax structures, changes in taxation policies, foreign exchange restrictions and restrictions on repatriation of income and capital, currency rate fluctuations, increased governmental ownership and regulation of the economy and industry in the markets in which we may operate, economic and financial instability of national oil companies, and restrictive governmental regulation, bureaucratic delays and general hazards associated with foreign sovereignty over certain areas in which operations are conducted.

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

There can be no assurance that we will:

•
identify attractive opportunities in international markets,
•
have sufficient capital resources to pursue and consummate international opportunities,
•
successfully integrate international drilling and completion operations or other assets or businesses,
•
effectively manage the start-up, development and growth of an international organization and assets,
•
hire, attract and retain the personnel necessary to successfully conduct international operations, or
•
receive awards for work and successfully improve our financial condition, results of operations, business or prospects as a result of the entry into one or more international markets.

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

Financial Risks

Investor Sentiment and Public Perception Related to the Oil and Natural Gas Industry and to ESG Initiatives could Increase our Costs of Capital and our Reporting Requirements and Impact Our Operations.

There are increasing financial risks for oil and natural gas producers, as stockholders and bondholders currently invested in oil and natural gas companies and concerned about the potential effects of climate change, ESG and other sustainability-related issues may elect in the future to shift some or all of their investments into non-fossil fuel energy related sectors, or into competitors who are perceived to have stronger ESG practices and disclosures. Our ESG practices and disclosures may not satisfy investor requirements or their requirements may not be made known to us. We may continue to face increasing pressure regarding our ESG practices and disclosures, which pressures have intensified recently in connection with significant societal events and worldwide efforts to mitigate climate change.

We have developed, and will continue to develop, goals and other objectives related to ESG and sustainability matters. Statements related to these goals and objectives reflect our current plans and do not constitute a guarantee that they will be achieved. Our ability to achieve any stated goal or objective is subject to numerous factors and conditions, some of which are outside of our control. Our efforts to accurately report on ESG and sustainability matters, including our efforts to research, establish, accomplish and accurately report on goals and objectives, expose us to numerous operational, reputational, financial, legal, and other risks. Standards for tracking and reporting on ESG and sustainability matters, including climate-related matters, have not been harmonized and continue to evolve. Our processes and controls for reporting on ESG and sustainability matters, including our goals and objectives, may not always comply with evolving and disparate standards for identifying, measuring, and reporting such metrics, including any climate change and sustainability-related public company disclosure requirements adopted by the SEC, and such standards may change over time, which could result in significant revisions to our current ESG practices and disclosures.

The lending and investment practices of institutional lenders and investors have been the subject of intensive lobbying efforts in recent years, oftentimes public in nature, not to provide funding for oil and natural gas producers, and some lenders and insurers have announced that they will not lend to or provide insurance for oil and natural gas companies. Limitation of investments in and financings for oil and natural gas could result in the restriction, delay, or cancellation of drilling and completion programs or development of production activities. An increasing number of our customers consider sustainability factors in awarding work. If we are unable to meet the ESG standards or investment criteria set by our customers, investors and other parties, which continue to evolve, if we are unable to successfully continue our sustainability enhancement efforts, or if, notwithstanding our own efforts, our industry becomes the focus of increasing ESG and sustainability related pressures, we may lose customers, we may lose investors, our cost of capital may increase, our stock price may be negatively impacted, our reputation may be negatively affected, and it may be more difficult for us to effectively compete.

Variable Rate Indebtedness Subjects Us to Interest Rate Risk, Which Could Cause Our Debt Service Obligations to Increase Significantly.

We have in place a committed senior unsecured credit facility that includes a revolving credit facility. Interest is paid on the outstanding principal amount of borrowings under the credit facility at a floating rate based on, at our election, the SOFR rate or base rate. The applicable margin on SOFR rate loans varies from 1.00% to 2.00% and the applicable margin on base rate loans varies from 0.00% to 1.00%, in each case determined based upon our credit rating. As of December 31, 2022, the applicable margin on SOFR rate loans was 1.75% and the applicable margin on base rate loans was 0.75%. As of December 31, 2022, we had no borrowings outstanding under our revolving credit facility.

We also have in place a reimbursement agreement pursuant to which we are required to reimburse the issuing bank on demand for any amounts that it has disbursed under any of our letters of credit issued thereunder. We are obligated to pay the issuing bank interest on all amounts not paid by us on the date of demand or when otherwise due at the LIBOR rate plus 2.25% per annum. As of December 31, 2022, no amounts had been disbursed under any letters of credit, and we had $65.0 million in letters of credit outstanding under the reimbursement agreement.

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

Our Ability to Access Capital Markets Could be Limited.

From time to time, we may need to access capital markets to obtain financing. Our ability to access capital markets for financing could be limited by oil and gas prices, our existing capital structure, our credit ratings, the state of the economy, the health or market perceptions of the drilling and overall oil and gas industry, the liquidity of the capital markets and ESG considerations and other factors. Many of the factors that affect our ability to access capital markets are outside of our control. No assurance can be given that we will be able to access capital markets on terms acceptable to us when required to do so, which could have a material adverse impact on our business, financial condition and results of operations.

We May Not Be Able to Generate Sufficient Cash to Service All of Our Debt and We May Be Forced to Take Other Actions to Satisfy Our Obligations Under Our Debt, which May Not Be Successful.

Our ability to make scheduled payments on or to refinance our debt obligations depends on our financial and operating performance, including the ability of our subsidiaries to generate sufficient cash flows, which is subject to prevailing economic and competitive conditions and to certain financial, business and other factors beyond our control. We cannot assure you that we will maintain a level of cash flows from operating activities sufficient to permit us to pay the principal, premium, if any, and interest on our indebtedness.

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

Our Return of Capital to Stockholders, Including Through the Payment of Dividends and Repurchases of our Common Stock, is within the Discretion of our Board of Directors, and There is No Guarantee That We Will Return Capital to Shareholders, Including Through the Payment of Dividends and Repurchases of our Common Stock, in the Future or at Levels Anticipated by our Stockholders.

Although we currently plan to return capital to stockholders, the amount and timing of returns of capital to stockholders may vary from time to time. The amount and timing of all returns of capital, including future dividend payments and purchases pursuant to our stock buyback program, if any, are subject to the discretion of the Board of Directors and will depend upon business conditions, results of operations, financial condition, terms of our debt agreements and other factors. Our Board of Directors may, without advance notice, reduce or suspend our dividend or limit, suspend or terminate our stock repurchase program. There can be no assurance that we will pay a dividend or make repurchases of our common stock in the future. The payment of dividends and stock repurchases could diminish our cash reserves, which may impact our ability to meet our working capital needs, satisfy our debt obligations, make capital expenditures, grow and pursue strategic opportunities and acquisitions. In addition, any elimination of, or downward revision in, our stock buyback program or dividend payments could have an adverse effect on the market price of our common stock.

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
•
any elimination of, or downward revision in, our stock buyback program or dividend payments;
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

We own our administrative offices in Snyder, Texas, as well as several other facilities. We also lease a number of facilities, and we do not believe that any one of the owned or leased facilities is individually material to our operations. We believe that our existing facilities are suitable and adequate to meet our needs.

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

(b) Holders

As of February 9, 2023, there were approximately 800 holders of record of our common stock.

(c) Dividends

On February 8, 2023, our Board of Directors approved a cash dividend on our common stock in the amount of $0.08 per share to be paid on March 16, 2023 to holders of record as of March 2, 2023. The amount and timing of all future dividend payments, if any, are subject to the discretion of the Board of Directors and will depend upon business conditions, results of operations, financial condition, terms of our debt agreements and other factors. Our Board of Directors may, without advance notice, reduce or suspend our dividend in order to improve our financial flexibility and position our company for long-term success. There can be no assurance that we will pay a dividend in the future.

(d) Issuer Purchases of Equity Securities

The table below sets forth the information with respect to purchases of our common stock made by us during the quarter ended December 31, 2022.

Period Covered	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (in thousands) (2)
October 2022	—	$—	—	$300,000
November 2022	2,247,013	$18.08	2,247,013	$259,380
December 2022	1,007,586	$16.43	1,007,586	$242,827
Total	3,254,599		3,254,599

(1)
No shares were withheld in the fourth quarter with respect to employees’ tax withholding obligations upon the vesting of restricted stock units.

(2)
We have a stock buyback program, which was originally approved by our Board of Directors on September 9, 2013. Our Board of Directors most recently approved an increase of the authorization under the stock buyback program on October 26, 2022. Under the program, we are authorized to repurchase up to $300 million of our common stock in open market or privately negotiated transactions after October 26, 2022. All purchases executed to date have been through open market transactions. Purchases under the program are made at management’s discretion, at prevailing prices, subject to market conditions and other factors. Purchases may be made at any time without prior notice. Shares of stock purchased under the buyback program are held as treasury shares. There is no expiration date associated with the buyback program.

(e) Performance Graph

The following graph compares the cumulative stockholder return of our common stock for the period from December 31, 2017 through December 31, 2022, with the cumulative total return of the S&P 500 Index, the S&P SmallCap 600 Index and the Oilfield Service Index. The graph also shows our previous company-determined 2021 peer group, which consisted of Archrock, Inc., Bristow Group Inc., Cactus, Inc., ChampionX Corp., EQT Corporation, Helix Energy Solutions Group, Inc., Helmerich & Payne, Inc., Liberty Oilfield Services, Inc., Nabors Industries Ltd., NexTier Oilfield Solutions, Inc., NOV Inc., Oceaneering International, Inc., Oil States International, Inc., PDC Energy, Inc., Precision Drilling Corporation, Range Resources Corporation, TechnipFMC Plc. and Transocean Ltd. We elected to replace our previous peer group with the Oilfield Service Index to improve consistency of disclosures between reporting periods.

The graph assumes investment of $100 on December 31, 2017 and reinvestment of all dividends.

Comparison of Cumulative Total Return
Patterson-UTI Energy, Inc.
S&P 500 Index
S&P SmallCap Index
S&P 400
Oilfield Service Index
Peer Group
$200
$180
$160
$140
$120
$100
$80
$60
$40
$20
$0
2017
2018
2019
2020
2021
2022

Index Data: Copyright Standard and Poor’s, Inc. Used with permission. All rights reserved.

	Fiscal Year Ended December 31,
	2017	2018	2019	2020	2021	2022
Company/Index	($)	($)	($)	($)	($)	($)
Patterson-UTI Energy, Inc.	100.00	45.37	46.77	23.94	38.85	78.35
S&P 500 Index	100.00	95.62	125.72	148.85	191.58	156.88
S&P SmallCap 600 Index	100.00	91.52	112.37	125.05	158.59	133.06
Oilfield Service Index	100.00	54.78	54.48	31.56	38.10	61.53
Old Peer Group Index	100.00	63.49	63.03	37.28	48.05	76.33

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

Reduced demand for crude oil and refined products related to the COVID-19 pandemic led to a significant reduction in crude oil prices and demand for drilling and completion services in 2020 and early 2021. However, market fundamentals are now strong, as demand increased for drilling and completions equipment and services in 2022, and industry supply of Tier-1, super-spec rigs and premium pressure pumping equipment remains constrained. We expect our rig count in the United States will average 130 rigs in the first quarter and then grow modestly throughout the remainder of 2023. The current demand for equipment and services and strong pricing environment remain dependent on macro conditions, including commodity prices, geopolitical environment, inflationary pressures, economic conditions in the United States and elsewhere, response to the COVID-19 pandemic (including any resurgences and/or lockdowns in the United States and abroad) and continued focus by exploration and production companies and service companies on capital discipline. Oil prices averaged $82.79 per barrel in the fourth quarter of 2022 and closed at $77.97 per barrel on January 30, 2023. Natural gas prices (based on the Henry Hub Spot Market Price) averaged $5.55 per MMBtu in the fourth quarter of 2022 and closed at $2.82 per MMBtu on January 30, 2023.

Quarterly average oil prices and our quarterly average number of rigs operating in the United States for 2020, 2021 and 2022 are as follows:

	1st	2nd	3rd	4th
	Quarter	Quarter	Quarter	Quarter
2020:
Average oil price per Bbl (1)	$45.76	$27.81	$40.89	$42.45
Average rigs operating per day - U.S. (2)	123	82	60	62
2021:
Average oil price per Bbl (1)	$57.79	$66.09	$70.62	$77.45
Average rigs operating per day - U.S. (2)	69	73	80	106
2022:
Average oil price per Bbl (1)	$94.45	$108.72	$93.18	$82.79
Average rigs operating per day - U.S. (2)	115	121	128	131

(1)
The average oil price represents the average monthly WTI spot price as reported by the United States Energy Information Administration.
(2)
A rig is considered to be operating if it is earning revenue pursuant to a contract on a given day.

Our average active U.S. rig count for the fourth quarter of 2022 was 131 rigs. This was an increase from our average active rig count for the third quarter of 2022 of 128 rigs. Our active U.S. rig count at December 31, 2022 of 132 rigs was more than the rig count of 111 rigs at December 31, 2021, due in large part to the recovery of oil prices and improved demand for drilling services in the United States. Term contracts help support our operating rig count. Based on contracts currently in place in the United States, we expect an average of 87 rigs operating under term contracts during the first quarter of 2023 and an average of 56 rigs operating under term contracts during 2023.

Our average active spread count was 12 in the fourth quarter of 2022, consistent with the third quarter of 2022. We calculated average active spreads as the average number of spreads that were crewed and actively marketed during the period. We expect to average approximately 12 active spreads in the first quarter of 2023. Based on our outlook for 2023 activity, we currently expect to activate a 13th spread towards the end of 2023.

Due to improving activity levels, supply chain disruptions and increasing tightness in the overall labor market, we continue to see general oilfield cost inflation across our segments, including increases in the cost of labor, services and supplies. Supply chain disruptions and the increasing challenge of attracting and retaining employees are increasing the complexity of reactivating equipment. Pricing for our drilling and completion services increased in 2022 due in part to the limited supply of readily available, high-quality drilling and completion equipment.

Our 2023 capital expenditure forecast is approximately $550 million.

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

Pioneer provided land-based contract drilling services and production services to a diverse group of oil and gas exploration and production companies in the United States and internationally in Colombia. Through the Pioneer acquisition, we acquired Pioneer’s 100% pad-capable drilling rig fleet consisting of 17 AC-powered rigs in the United States and eight SCR rigs in Colombia and production services assets consisting of 123 well servicing rigs and 72 wireline services units. The purchase price allocation was finalized in 2022. The measurement period adjustments did not have a material impact on our consolidated financial statements.

On December 31, 2021, we completed the sale of the acquired well servicing rig business and wireline business to Clearwell Dynamics, LLC. The sale price was $43.0 million in cash consideration, subject to customary purchase price adjustments at closing for cash and working capital. The results of operations of these businesses were presented as a discontinued operation during the fourth quarter of 2021.

On November 9, 2022, we entered into Amendment No. 3 to Amended and Restated Credit Agreement (“Amendment No. 3”), which amended our Credit Agreement (as defined below), among us, as borrower, Wells Fargo Bank, National Association, as administrative agent, letter of credit issuer, swing line lender and lender and each of the other letter of credit issuers and lenders party thereto.

Amendment No. 3, among other things, (i) revised the capacity under the letter of credit facility to $100 million; (ii) revised the capacity under the swing line facility to the lesser of $50 million and the amount of the swing line provider’s unused commitment; (iii) changed the LIBOR reference rate to a SOFR reference rate; and (iv) extended the maturity date for $416.7 million of revolving credit commitments of certain lenders under the Credit Agreement from March 27, 2025 to March 27, 2026. As a result, of the $600 million of revolving credit commitments under the Credit Agreement, the maturity date for $416.7 million of such commitments is March 27, 2026; the maturity date for $133.3 million of such commitments is March 27, 2025; and the maturity date for the remaining $50 million of such commitments is March 27, 2024.

As of December 31, 2022, we had no borrowings outstanding under our revolving credit facility. We had no letters of credit outstanding under the Credit Agreement at December 31, 2022 and, as a result, had available borrowing capacity of $600 million at that date.

During the fourth quarter of 2022, we elected to repurchase portions of our 2028 Notes and 2029 Notes (as defined below) in the open market. The principal amounts retired through these transactions totaled $21.0 million of our 2028 Notes and $1.4 million of our 2029 Notes, plus accrued interest. We recorded corresponding gains on the extinguishment of these amounts totaling $2.3 million and $0.1 million, respectively, net of the proportional write-off of associated deferred financing costs and original issuance discounts. These gains are included in “Interest expense, net of amount capitalized” in our consolidated statements of operations.

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

For the three years ended December 31, 2022, our operating revenues and net income consisted of the following (dollars in thousands):

	2022		2021		2020
Contract drilling	$1,316,672	49.7%	$664,030	48.9%	$669,126	59.5%
Pressure pumping	1,022,413	38.6%	523,756	38.6%	336,111	29.9%
Directional drilling	216,498	8.2%	111,481	8.2%	73,356	6.5%
Other	92,009	3.5%	57,814	4.3%	45,656	4.1%
	$2,647,592	100.0%	$1,357,081	100.0%	$1,124,249	100.0%

Net income (loss)	$154,658		$(654,545)		$(803,692)

Contract Drilling

We have addressed our customers’ needs for drilling horizontal wells in shale and other unconventional resource plays by improving the capabilities of our drilling fleet. The U.S. land rig industry has in recent years referred to certain high specification rigs as “super-spec” rigs, which we consider to be at least a 1,500 horsepower, AC-powered rig that has at least a 750,000-pound hookload, a 7,500-psi circulating system, and is pad-capable. Due to evolving customer preferences, we refer to certain premium rigs as “Tier-1, super spec” rigs, which we consider as being a super-spec rig that also has a third mud pump and raised drawworks that allow for more clearance underneath the rig floor. As of December 31, 2022, our rig fleet included 172 super-spec rigs, of which 118 were Tier-1, super-spec rigs.

We maintain a backlog of commitments for contract drilling services under term contracts, which we define as contracts with a duration of six months or more. Our contract drilling backlog in the United States as of December 31, 2022 and 2021 was approximately $830 million and $325 million, respectively. Approximately 32% of the total contract drilling backlog in the United States at December 31, 2022 is reasonably expected to remain after 2023. See Note 3 of Notes to consolidated financial statements in Item 8 of this Report and “Item 1A. Risk Factors – Our Current Backlog of Contract Drilling Revenue May Decline and May Not Ultimately Be Realized, as Fixed-Term Contracts May in Certain Instances Be Terminated Without an Early Termination Payment.”

Pressure Pumping

As of December 31, 2022, we had approximately 1.2 million horsepower in our pressure pumping fleet. We provide pressure pumping services to oil and natural gas operators primarily in Texas and the Appalachian region. Substantially all of the revenue in the pressure pumping segment is from well stimulation services, such as hydraulic fracturing, for completion of new wells and remedial work on existing wells. We also provide cementing services through the pressure pumping segment.

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

Capital Expenditures

Cash capital expenditures for 2022 totaled $437 million. This was an increase from the $166 million of cash capital expenditures excluding discontinued operations for 2021, due largely to higher activity levels in 2022. Based on our current outlook for activity, we expect our capital expenditures for 2023 to be approximately $550 million.

Comparison of the years ended December 31, 2021 and 2020

A discussion of our financial condition and results of operations for the fiscal year ended December 31, 2021 compared to the fiscal year ended December 31, 2020 is included in Part II, Item 7— “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed with the SEC on February 16, 2022.

Results of Operations

Comparison of the years ended December 31, 2022 and 2021

The following tables summarize results of operations by business segment for the years ended December 31, 2022 and 2021:

	Year Ended December 31,
Contract Drilling	2022	2021	% Change
	(Dollars in thousands)
Revenues	$1,316,672	$664,030	98.3%
Direct operating costs	832,180	463,456	79.6%
Adjusted gross margin (1)	484,492	200,574	141.6%
Other operating (income) expenses, net	(34)	25	NA
Selling, general and administrative	6,774	4,699	44.2%
Depreciation, amortization and impairment	337,513	618,879	(45.5)%
Operating income (loss)	$140,239	$(423,029)	NA
Operating days - U.S. (2)	45,216	29,960	50.9%
Average revenue per operating day - U.S.	$27.57	$21.64	27.4%
Average direct operating costs per operating day - U.S.	$17.32	$15.11	14.6%
Average adjusted gross margin per operating day - U.S. (3)	$10.25	$6.53	56.9%
Average rigs operating - U.S. (2)	124	82	50.9%
Capital expenditures	$255,634	$109,894	132.6%

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

Direct operating costs increased due to an increase in operating days, increased reactivation costs and inflationary cost pressure on labor and supplies. Average direct operating costs per operating day increased primarily due to a lower portion of our rigs being on standby, increased reactivation costs and inflationary cost pressure beginning in the second half of 2021. Rigs on standby have very little associated cost.

Depreciation, amortization and impairment expense decreased primarily due to a $220 million impairment charge related to the abandonment of 43 legacy non-super-spec rigs and equipment in 2021. Additionally, depreciation, amortization and impairment expense decreased partially due to a lower depreciable asset base during 2022 as a result of the impairment charge taken in 2021.

The increase in capital expenditures was primarily due to rig reactivations, higher maintenance capital expenditures and upgrading certain rig components.

	Year Ended December 31,
Pressure Pumping	2022	2021	% Change
	(Dollars in thousands)
Revenues	$1,022,413	$523,756	95.2%
Direct operating costs	781,385	475,953	64.2%
Adjusted gross margin (1)	241,028	47,803	404.2%
Selling, general and administrative	8,763	7,361	19.0%
Depreciation, amortization and impairment	98,162	159,305	(38.4)%
Operating income (loss)	$134,103	$(118,863)	NA
Average active spreads (2)	12	8	44.6%
Fracturing jobs	558	422	32.2%
Other jobs	669	754	(11.3)%
Total jobs	1,227	1,176	4.3%
Average revenue per fracturing job	$1,799.97	$1,187.29	51.6%
Average revenue per other job	$26.95	$30.13	(10.6)%
Average revenue per total job	$833.26	$445.37	87.1%
Average direct operating costs per total job	$636.83	$404.72	57.4%
Average adjusted gross margin per total job (3)	$196.44	$40.65	383.2%
Adjusted gross margin as a percentage of revenues (3)	23.6%	9.1%	159.3%
Capital expenditures	$137,935	$34,676	297.8%

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

Generally, the revenues in our pressure pumping segment are most impacted by the number and design of fracturing jobs (including whether or not we provide proppant and other materials). Direct operating costs are also most impacted by these same factors. Our average revenue per fracturing job is largely dependent on the pricing terms of our pressure pumping contracts and the design of the jobs.

Revenues increased primarily due to an increase in the number of higher revenue fracturing jobs, improved pricing and continued improvement in asset utilization and efficiency. Direct operating costs increased primarily due to an increase in the number of higher cost fracturing jobs as well as inflationary cost pressure on labor and supplies.

Our average revenue per total job increased primarily as a result of a shift in the mix of total jobs toward higher revenue fracturing jobs. Average revenue per fracturing job increased primarily due to improved pricing. Average direct operating costs per total job increased primarily as a result of a shift toward higher cost fracturing jobs as well as inflationary cost pressure on labor and supplies.

Depreciation, amortization and impairment expense decreased due to a lower depreciable asset base in 2022 partially as a result of a $32.2 million impairment charge taken in 2021. This impairment charge was related to the abandonment of approximately 0.2 million horsepower within our pressure pumping fleet. Additionally, a portion of the decrease related to certain equipment that reached the end of its useful life during 2022. This decrease in 2022 outpaced incremental depreciation resulting from equipment additions in 2020 and 2021, when our capital expenditures were significantly lower.

The increase in capital expenditures was primarily due to costs associated with reactivating stacked equipment as well as upgrades and the increase in maintenance capital expenditures associated with a higher average number of active spreads.

	Year Ended December 31,
Directional Drilling	2022	2021	% Change
	(Dollars in thousands)
Revenues	$216,498	$111,481	94.2%
Direct operating costs	179,135	101,628	76.3%
Adjusted gross margin (1)	37,363	9,853	279.2%
Selling, general and administrative	6,401	4,884	31.1%
Depreciation, amortization and impairment	15,428	40,270	(61.7)%
Operating income (loss)	$15,534	$(35,301)	NA
Capital expenditures	$16,598	$8,591	93.2%

(1)
Adjusted gross margin is defined as revenues less direct operating costs (excluding depreciation, amortization and impairment expense). See Non-GAAP Financial Measures below for a reconciliation of GAAP gross margin to adjusted gross margin by segment.

Revenue increased primarily due to increased job activity and improved pricing. We averaged 44.6 jobs per day in 2022 as compared to 30.1 jobs per day in 2021.

Direct operating costs were higher by $77.5 million, or 76.3%, primarily due to increased job activity and cost inflation.

Depreciation, amortization and impairment expense decreased due to a lower depreciable asset base in 2022 as a result of the abandonment of an $11.4 million developed technology intangible asset and $2.5 million of directional drilling equipment in 2021.

Capital expenditures increased due to higher levels of activity requiring premium equipment to meet market demands.

	Year Ended December 31,
Other Operations	2022	2021	% Change
	(Dollars in thousands)
Revenues	$92,009	$57,814	59.1%
Direct operating costs	53,850	40,911	31.6%
Adjusted gross margin (1)	38,159	16,903	125.8%
Selling, general and administrative	2,678	1,943	37.8%
Depreciation, depletion, amortization and impairment	27,671	24,865	11.3%
Operating income (loss)	$7,810	$(9,905)	NA
Capital expenditures	$25,504	$11,638	119.1%

(1)
Adjusted gross margin is defined as revenues less direct operating costs (excluding depreciation, depletion, amortization and impairment expense). See Non-GAAP Financial Measures below for a reconciliation of GAAP gross margin to adjusted gross margin by segment.

Revenue increased from 2021 primarily due to a $17.7 million increase in our oilfield rentals business revenues due to higher service volumes and improved pricing as well as a $13.5 million increase in our oil and natural gas revenues resulting from favorable crude oil market prices and increased production. Average WTI-Cushing prices in 2022 were $94.90 per barrel as compared to $68.14 per barrel in 2021.

Direct operating costs increased due to incremental production costs from our oil and natural gas assets as well as a higher service volume provided by our oilfield rentals business and cost inflation.

Depreciation, depletion, amortization and impairment increased primarily due to a $4.5 million impairment in our oil and natural gas business in 2022.

The increase in capital expenditures was primarily related to incremental spending in our oilfield rentals and oil and natural gas businesses.

	Year Ended December 31,
Corporate	2022	2021	% Change
	(Dollars in thousands)
Selling, general and administrative	$91,973	$73,495	25.1%
Merger and integration expenses	$2,069	$12,060	(82.8)%
Depreciation	$5,171	$5,859	(11.7)%
Other operating (income) expenses, net
Net gain on asset disposals	$(12,075)	$(1,426)	746.8%
Legal-related expenses and settlements, net of insurance reimbursements	(349)	762	NA
Research and development	992	1,371	(27.6)%
Other	(1,126)	31	NA
Other operating expense (income), net	$(12,558)	$738	NA
Credit loss expense	$—	$(1,500)	NA
Interest income	$360	$222	62.2%
Interest expense	$40,256	$41,978	(4.1)%
Other expense	$(3,273)	$(275)	1,090.2%
Capital expenditures	$1,126	$1,521	(26.0)%

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

Other operating (income) expenses, net includes net gains associated with the disposal of assets. Accordingly, the related gains or losses have been excluded from the results of specific segments. The $12.1 million gain on asset disposals in 2022 was primarily due to the release of an $11.5 million cumulative translation adjustment from accumulated other comprehensive income into net income (loss) in our consolidated statements of operations upon substantially completing our exit from our Canadian operations. The majority of the net gain on asset disposals in 2021 reflect gains on disposals of buildings, land and drilling equipment.

The $3.0 million change in other expense was primarily due to foreign currency adjustments related to our Colombian operations.

Interest expense was favorably impacted by a gain on debt extinguishment of $2.5 million associated with the repurchase of portions of our 2028 Notes and 2029 Notes in 2022. Excluding the effects of the gain, interest expense would have increased by $0.7 million, a 1.8% increase. Additionally, on December 30, 2021, we repaid the final $50 million of borrowings under the 2019 Term Loan Agreement, and as a result had no remaining borrowings under the Term Loan Agreement as of December 31, 2021. Accordingly, we did not incur interest expense related to the Term Loan Agreement in 2022.

Income Taxes

The effective tax rate decreased by approximately 0.8% to 7.9% for 2022 compared to 8.7% for 2021. Our effective income tax rate fluctuates based on, among other factors, changes in pre-tax income in countries with varying statutory tax rates, changes in valuation allowances, and the impacts of various other permanent adjustments.

The ability to recognize a portion of our U.S. federal and state net operating losses resulted in a significant impact, through changes in valuation allowances, in our effective tax rate for the year ended December 31, 2022. This benefit was partly offset by state and local income taxes and various other permanent adjustments.

We continue to monitor income tax developments in the United States and other countries where we have legal entities. We will incorporate into our future financial statements the impacts, if any, of future regulations and additional authoritative guidance when finalized.

Liquidity and Capital Resources

Our primary sources of liquidity are cash and cash equivalents, availability under our revolving credit facility and cash provided by operating activities. As of December 31, 2022, we had approximately $278 million in working capital, including $138 million of cash and cash equivalents, and approximately $600 million available under our revolving credit facility.

We have an amended and restated credit agreement (as amended, the “Credit Agreement”), which is a committed senior unsecured revolving credit facility that permits aggregate borrowings of up to $600 million, including a letter of credit facility that, at any time outstanding, is limited to $100 million and a swing line facility that, at any time outstanding, is limited to, the lesser of $50 million and the amount of the swing line provider’s unused commitment. As of December 31, 2022, we had no borrowings outstanding under our revolving credit facility, and no letters of credit outstanding under the Credit Agreement and, as a result, had available borrowing capacity of approximately $600 million at that date. Of the revolving credit commitments, $50 million expires on March 27, 2024, $133.3 million expires on March 27, 2025, and the remaining $416.7 million expires on March 27, 2026. Subject to customary conditions, we may request that the lenders’ aggregate commitments be increased by up to $300 million, not to exceed total commitments of $900 million. Additionally, we have the option, subject to certain conditions, to exercise one one-year extension of the maturity date.

Loans under the Credit Agreement bear interest by reference, at our election, to the SOFR rate or base rate, as described in “Item 7A” below. If our credit rating is below investment grade at both Moody’s and S&P, we will become subject to a restricted payment covenant. The Credit Agreement also contains a financial covenant that requires our total debt to capitalization ratio, expressed as a percentage, not exceed 50%.

We also have a Reimbursement Agreement (the “Reimbursement Agreement”) with The Bank of Nova Scotia (“Scotiabank”), pursuant to which we may from time to time request that Scotiabank issue an unspecified amount of letters of credit. Under the terms of the Reimbursement Agreement, we will reimburse Scotiabank on demand for any amounts that Scotiabank has disbursed under any letters of credit. Fees, charges and other reasonable expenses for the issuance of letters of credit are payable by us at the time of issuance at such rates and amounts as are in accordance with Scotiabank’s prevailing practice. We are obligated to pay to Scotiabank interest on all amounts not paid by us on the date of demand or when otherwise due at the LIBOR rate plus 2.25% per annum. A letter of credit fee is payable by us equal to 1.50% times the amount of outstanding letters of credit.

We had $65.0 million letters of credit outstanding at December 31, 2022 under the Reimbursement Agreement. We maintain letters of credit primarily for the benefit of various insurance companies as collateral for retrospective premiums and retained losses which could become payable under terms of the underlying insurance contracts. These letters of credit expire annually at various times during the year and are typically renewed. As of December 31, 2022, no amounts had been drawn under the letters of credit.

Our outstanding debt at December 31, 2022 consisted of $489 million of 3.95% Senior Notes due 2028 (the “2028 Notes”) and $348 million of 5.15% Senior Notes due 2029 (the “2029 Notes”). We were in compliance with all covenants at December 31, 2022.

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

A portion of our capital expenditures can be adjusted and managed by us to match market demand and activity levels. Based on our current outlook for activity, we expect our capital expenditures for 2023 to be approximately $550 million. The majority of these expenditures are expected to be used for normal, recurring items necessary to support our business.

We anticipate $28.5 million of expenditures in 2023 related to various contractual obligations such as certain purchase commitments and operating lease liabilities.

As of December 31, 2022, we had working capital of $278 million, including cash and cash equivalents of $138 million, compared to working capital of $148 million, including cash and cash equivalents of $118 million, at December 31, 2021.

During 2022, our sources of cash flow included:

•
$566 million from operating activities, and
•
$26.1 million in proceeds from the disposal of property and equipment.

During 2022, our uses of cash flow included:

•
$439 million to make capital expenditures for the betterment and refurbishment of drilling and pressure pumping equipment and, to a much lesser extent, equipment for our other businesses, to acquire and procure equipment to support our contract drilling, pressure pumping, directional drilling, oilfield rentals and manufacturing operations, and to fund investments in oil and natural gas properties on a non-operating working interest basis,
•
$70.1 million for repurchases of our common stock,
•
$43.1 million to pay dividends on our common stock,
•
$18.6 million for repurchases of our 2028 Notes, and
•
$1.2 million for repurchases of our 2029 Notes.

We paid cash dividends during the year ended December 31, 2022 as follows:

	Per Share	Total
		(in thousands)
Paid on March 17, 2022	$0.04	$8,611
Paid on June 16, 2022	0.04	8,652
Paid on September 15, 2022	0.04	8,673
Paid on December 15, 2022	0.08	17,160
Total cash dividends	$0.20	$43,096

On February 8, 2023, our Board of Directors approved a cash dividend on our common stock in the amount of $0.08 per share to be paid on March 16, 2023 to holders of record as of March 2, 2023. The amount and timing of all future dividend payments, if any, are subject to the discretion of the Board of Directors and will depend upon business conditions, results of operations, financial condition, terms of our debt agreements and other factors. Our Board of Directors may, without advance notice, reduce or suspend our dividend in order to improve our financial flexibility and position our company for long-term success. There can be no assurance that we will pay a dividend in the future.

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

In September 2013, our Board of Directors approved a stock buyback program. In October 2022, our Board of Directors approved an increase of the authorization under the stock buyback program to allow for an aggregate of $300 million of future share repurchases. All purchases executed to date have been through open market transactions. Purchases under the program are made at management’s discretion, at prevailing prices, subject to market conditions and other factors. Purchases may be made at any time without prior notice. There is no expiration date associated with the buyback program. As of December 31, 2022, we had remaining authorization to purchase approximately $243 million of our outstanding common stock under the stock buyback program. Shares of stock purchased under the buyback program are held as treasury shares.

We acquired shares of stock from employees during 2022, 2021 and 2020 that are accounted for as treasury stock. Certain of these shares were acquired to satisfy the exercise price and employees’ tax withholding obligations upon the exercise of stock options. The remainder of these shares were acquired to satisfy payroll withholding obligations upon the settlement of performance unit awards and the vesting of restricted stock units. These shares were acquired at fair market value. These acquisitions were made pursuant to the terms of the Patterson-UTI Energy, Inc. Amended and Restated 2014 Long-Term Incentive Plan, as amended (the “2014 Plan”) and the Patterson-UTI Energy, Inc. 2021 Long-Term Incentive Plan (the “2021 Plan”), and not pursuant to the stock buyback program. Upon the issuance of shares for the Pioneer acquisition in October 2021, we withheld shares with respect to Pioneer employees’ tax withholding obligations.

Treasury stock acquisitions during the years ended December 31, 2022, 2021 and 2020 were as follows (dollars in thousands):

	2022		2021		2020
	Shares	Cost	Shares	Cost	Shares	Cost
Treasury shares at beginning of period	84,128,995	$1,372,641	83,402,322	$1,366,313	77,336,387	$1,345,134
Purchases pursuant to stock buyback program	3,254,599	57,173	—	—	5,826,266	20,000
Acquisitions pursuant to long-term incentive plan	1,372,101	23,237	451,196	3,727	239,669	1,179
Purchases in connection with Pioneer acquisition	—	—	275,477	2,601	—	—
Other	3,027	28	—	—	—	—
Treasury shares at end of period	88,758,722	$1,453,079	84,128,995	$1,372,641	83,402,322	$1,366,313

As of December 31, 2022, we had unrecognized compensation costs of $26.0 million and $11.1 million related to our unvested restricted stock units and our unvested Performance Units, respectively. The weighted-average remaining vesting periods for these awards were 1.40 years and 1.20 years, respectively as of December 31, 2022. See Note 12 of Notes to consolidated financial statements in Item 8 of this Report for additional discussion regarding our stock-based compensation.

Commitments — As of December 31, 2022, we had commitments to purchase major equipment totaling approximately $130 million for our drilling, pressure pumping, directional drilling and oilfield rentals businesses.

Our pressure pumping business has entered into agreements to purchase minimum quantities of proppants and chemicals from certain vendors. As of December 31, 2022, the remaining minimum obligation under these agreements was approximately $25.6 million, of which approximately $22.6 million and $3.0 million relate to the remainder of 2023 and 2024, respectively.

See Note 10 of Notes to consolidated financial statements in Item 8 of this Report for additional information on our current commitments and contingencies as of December 31, 2022.

Operating lease liabilities totaled $24.7 million at December 31, 2022. See Note 13 of Notes to consolidated financial statements in Item 8 of this Report for additional information on our operating leases as of December 31, 2022.

Trading and Investing — We have not engaged in trading activities that include high-risk securities, such as derivatives and non-exchange traded contracts. We invest cash primarily in highly liquid, short-term investments such as overnight deposits and money market accounts.

Critical Accounting Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from such estimates. Accounting estimates and assumptions discussed in this section are those considered to be the most critical to an understanding of our financial statements because they involve significant judgments and uncertainties. We believe the following critical accounting estimates used in preparing our consolidated financial statements address all important areas where the nature of the estimates or assumptions is material due to the levels of subjectivity and judgment necessary to account for highly uncertain matters or the susceptibility of such matters to change. For additional information on our accounting policies, see Note 1 of Notes to consolidated financial statements included as a part of Item 8 of this Report.

Allowance for credit losses — We utilize an accounts receivable aging schedule and historical credit loss information to estimate expected credit losses. We evaluate our accounts receivable periodically through review of historical collection experience, current aging status of the customer accounts, financial condition of our customers, and the overall economic environment of the oil and gas industry. Any customers that have experienced a deterioration in credit quality are removed from the pool and evaluated individually. This process involves judgment and estimation. Accordingly, our results of operations can be affected by adjustments to the allowance due to actual write-offs that differ from estimated amounts. In applying our methodology of estimating credit losses, we determined that there were no material changes to our credit loss rates. See Note 4 of Notes to consolidated financial statements included as a part of Item 8 of this Report.

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

Impairment of long-lived assets — We review our long-lived assets, including property and equipment, for impairment whenever events or changes in circumstances indicate that the carrying amounts of certain assets may not be recovered over their estimated remaining useful lives (“triggering events”). In connection with this review, assets are grouped at the lowest level at which identifiable cash flows are largely independent of other asset groupings. We estimate future cash flows over the life of the respective assets or asset groupings in our assessment of impairment. These estimates of cash flows are based on historical cyclical trends in the industry as well as our expectations regarding the continuation of these trends in the future. If the carrying amount of the asset is not recoverable based on its estimated undiscounted cash flows expected to result from the use and eventual disposition, an impairment loss is recognized in an amount by which its carrying amount exceeds its estimated fair value. The inputs used to determine such fair value are primarily based upon internally developed cash flow models. Our cash flow models are based on a number of estimates regarding future operations that may be subject to significant variability, are sensitive to changes in market conditions, and are reasonably likely to change in the future. We determined no triggering events occurred in 2022. See Note 6 of Notes to consolidated financial statements included as a part of Item 8 of this Report.

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

Income taxes — We are subject to income taxes in the United States and other foreign jurisdictions. We compute our provision for income taxes using the asset and liability method, under which deferred tax assets and liabilities are recognized for operating loss and tax credit carryforwards and for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that includes the enactment date. In assessing the realizability of our deferred tax assets, if it is more likely than not that a portion of the deferred tax assets will not be realized in a future period, the deferred tax assets will be reduced by a valuation allowance. We believe the valuation allowance is a critical accounting estimate because it is susceptible to change from period to period, requires assumptions about our future income over the lives of the deferred tax assets, and because the impact of increasing or decreasing the valuation allowance is potentially material to our results of operations.

We continue to monitor income tax developments in the United States and other countries where we have legal entities. We recognize tax benefits related to uncertain tax positions when, in our judgment, it is more likely than not that such positions will be sustained on examination, including resolutions of any related appeals or litigation, based on the technical merits. We adjust our liabilities for uncertain tax positions when our judgment changes as a result of new information previously unavailable. We routinely monitor the potential impact of these situations. As of December 31, 2022, we have no unrecognized tax benefits.

Volatility of Oil and Natural Gas Prices and its Impact on Operations and Financial Condition

Our revenue, profitability and cash flows are highly dependent upon prevailing prices for oil and natural gas and expectations about future prices. Reduced demand for crude oil and refined products related to the COVID-19 pandemic led to a significant reduction in crude oil prices and demand for drilling and completion services in 2020 and early 2021. However, market fundamentals are now strong, as demand increased for drilling and completions equipment and services in 2022, and industry supply of Tier-1, super-spec rigs and premium pressure pumping equipment remains constrained. We expect our rig count in the United States will average 130 rigs in the first quarter and then grow modestly throughout the remainder of 2023. The current demand for equipment and services and strong pricing environment remain dependent on macro conditions, including commodity prices, geopolitical environment, inflationary pressures, economic conditions in the United States and elsewhere, response to the COVID-19 pandemic (including any resurgences and/or lockdowns in the United States and abroad) and continued focus by exploration and production companies and service companies on capital discipline. Oil prices averaged $82.79 per barrel in the fourth quarter of 2022. Natural gas prices (based on the Henry Hub Spot Market Price) averaged $5.55 per MMBtu in the fourth quarter of 2022.

In light of these and other factors, we expect oil and natural gas prices to continue to be volatile and to affect our financial condition, operations and ability to access sources of capital. Higher oil and natural gas prices do not necessarily result in increased activity because demand for our services is generally driven by our customers’ expectations of future oil and natural gas prices, as well as our customers’ ability to access sources of capital to fund their operating and capital expenditures. A decline in demand for oil and natural gas, prolonged low oil or natural gas prices, expectations of decreases in oil and natural gas prices or a reduction in the ability of our customers to access capital would likely result in reduced capital expenditures by our customers and decreased demand for our services, which could have a material adverse effect on our operating results, financial condition and cash flows. Even during periods of historically moderate or high prices for oil and natural gas, companies exploring for oil and natural gas may cancel or curtail programs or reduce their levels of capital expenditures for exploration and production for a variety of reasons, which could reduce demand for our services.

Impact of Inflation

Due to improving activity levels and increasing tightness in the overall labor market, we have seen general oilfield cost inflation across our segments during 2022, including increases in the cost of labor, services and supplies. This inflation, combined with the increasing challenge of attracting and retaining employees, is increasing the complexity of reactivating equipment. In response to this challenge, combined with the increasing market tightness for our drilling and completion services, we increased the pricing for our drilling and completion services in 2022.

Recently Issued Accounting Standards

For a discussion of recently issued accounting standards, see Note 1 of Notes to consolidated financial statements included as a part of Item 8 of this Report.

Non-GAAP Financial Measures

Adjusted EBITDA

Adjusted earnings before interest, taxes, depreciation and amortization (“Adjusted EBITDA”) is not defined by accounting principles generally accepted in the United States of America (“GAAP”). We define Adjusted EBITDA as net income (loss) from continuing operations plus income tax expense (benefit), net interest expense, and depreciation, depletion, amortization and impairment expense (including impairment of goodwill). We present Adjusted EBITDA as a supplemental disclosure because we believe it provides to both management and investors additional information with respect to the performance of our fundamental business activities and a comparison of the results of our operations from period to period and against our peers without regard to our financing methods or capital structure. We exclude the items listed above from net income (loss) from continuing operations in arriving at Adjusted EBITDA because these amounts can vary substantially from company to company within our industry depending upon accounting methods and book values of assets, capital structures and the method by which the assets were acquired. Adjusted EBITDA should not be construed as an alternative to the GAAP measure of net income (loss) from continuing operations. Our computations of Adjusted EBITDA may not be the same as similarly titled measures of other companies. Set forth below is a reconciliation of the non-GAAP financial measure of Adjusted EBITDA to the GAAP financial measure of net income (loss) from continuing operations.

	Year Ended December 31,
	2022	2021	2020
	(in thousands)
Net income (loss) from continuing operations	$154,658	$(657,079)	$(803,692)
Income tax expense (benefit)	13,204	(62,702)	(127,326)
Net interest expense	39,896	41,756	39,516
Depreciation, depletion, amortization and impairment	483,945	849,178	670,910
Impairment of goodwill	—	—	395,060
Adjusted EBITDA	$691,703	$171,153	$174,468

Adjusted Gross Margin

We define “Adjusted gross margin” as revenues less direct operating costs (excluding depreciation, depletion, amortization and impairment expense). Adjusted gross margin is included as a supplemental disclosure because it is a useful indicator of our operating performance.

	Contract Drilling	Pressure Pumping	Directional Drilling	Other Operations
	(in thousands)
For the year ended December 31, 2022
Revenues	$1,316,672	$1,022,413	$216,498	$92,009
Less direct operating costs	(832,180)	(781,385)	(179,135)	(53,850)
Less depreciation, depletion, amortization and impairment	(337,513)	(98,162)	(15,428)	(27,671)
GAAP gross margin	146,979	142,866	21,935	10,488
Depreciation, depletion, amortization and impairment	337,513	98,162	15,428	27,671
Adjusted gross margin	$484,492	$241,028	$37,363	$38,159

For the year ended December 31, 2021
Revenues	$664,030	$523,756	$111,481	$57,814
Less direct operating costs	(463,456)	(475,953)	(101,628)	(40,911)
Less depreciation, depletion, amortization and impairment	(618,879)	(159,305)	(40,270)	(24,865)
GAAP gross margin	(418,305)	(111,502)	(30,417)	(7,962)
Depreciation, depletion, amortization and impairment	618,879	159,305	40,270	24,865
Adjusted gross margin	$200,574	$47,803	$9,853	$16,903

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

As of December 31, 2022, we would have had exposure to interest rate market risk associated with any outstanding borrowings and letters of credit that we had under the Credit Agreement and amounts owed under the Reimbursement Agreement.

Loans under the Credit Agreement bear interest by reference, at our election, to the SOFR rate or base rate. The applicable margin on SOFR rate loans varies from 1.00% to 2.00% and the applicable margin on base rate loans varies from 0.00% to 1.00%, in each case determined based upon our credit rating. As of December 31, 2022, the applicable margin on SOFR rate loans was 1.75% and the applicable margin on base rate loans was 0.75%. A letter of credit fee is payable by us equal to the applicable margin for SOFR rate loans times the daily amount available to be drawn under outstanding letters of credit. The commitment fee rate payable to the lenders varies from 0.10% to 0.30% based upon our credit rating. As of December 31, 2022, we had no borrowings or letters of credit outstanding under the Credit Agreement.

Under the terms of the Reimbursement Agreement, we will reimburse Scotiabank on demand for any amounts that Scotiabank has disbursed under any letters of credit. We are obligated to pay Scotiabank interest on all amounts not paid by us on the date of demand or when otherwise due at the LIBOR rate plus 2.25% per annum. As of December 31, 2022, no amounts had been disbursed under any letters of credit.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures:

Under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act, as of the end of the period covered by this Report. Based on this evaluation, our CEO and CFO concluded that, as of December 31, 2022, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and is accumulated and reported to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting:

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our CEO and CFO, we carried out an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2022, based on the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management has concluded that our internal control over financial reporting was effective as of December 31, 2022.

The effectiveness of our internal control over financial reporting as of December 31, 2022 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears on page F-2 of this Report and which is incorporated by reference into Item 8 of this Report.

Changes in Internal Control over Financial Reporting:

There have been no changes to our internal control over financial reporting during the most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

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

4.1

Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (filed February 16, 2022 as Exhibit 4.1 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 and incorporated herein by reference).

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

10.8	Patterson-UTI Energy, Inc. 2021 Long-Term Incentive Plan (incorporated by reference to Annex A of our Definitive Proxy Statement on Schedule 14A, filed on April 12, 2021).*

10.9	Form of Executive Officer Restricted Stock Unit Award Agreement (filed August 3, 2021 as Exhibit 10.2 to our Quarterly Report on Form 10-Q and incorporated herein by reference).*

10.10	Form of Executive Officer Stock Option Agreement (filed April 21, 2014 as Exhibit 10.4 to our Current Report on Form 8-K and incorporated herein by reference).*

10.11	Form of Non-Employee Director Stock Option Agreement (filed April 21, 2014 as Exhibit 10.6 to our Current Report on Form 8-K and incorporated herein by reference).*

10.12	Form of Non-Employee Director Restricted Stock Unit Award Agreement (filed May 3, 2022 as Exhibit 10.1 to our Quarterly Report on Form 10-Q and incorporated herein by reference).*

10.13	Form of Executive Officer Share-Settled Performance Share Award Agreement (filed August 3, 2021 as Exhibit 10.3 to our Quarterly Report on Form 10-Q and incorporated herein by reference).*

10.14

2020 Phantom Unit Award Agreement, dated May 11, 2020, by and between Patterson-UTI Energy, Inc. and William A. Hendricks, Jr. (filed July 28, 2020 as Exhibit 10.2 to our Quarterly Report on Form 10-Q and incorporated herein by reference).*

10.15

Amendment No. 1 to Performance Share Award Agreement, dated May 11, 2020, by and between Patterson-UTI Energy, Inc. and William A. Hendricks, Jr. (filed July 28, 2020 as Exhibit 10.2 to our Quarterly Report on Form 10-Q and incorporated herein by reference).*

10.16

Form of Letter Agreement regarding termination, effective as of January 29, 2004, entered into by Patterson-UTI Energy, Inc. with Kenneth N. Berns (filed on February 25, 2005 as Exhibit 10.23 to our Annual Report on Form 10-K for the year ended December 31, 2004 and incorporated herein by reference).*

10.17

Employment Agreement, dated as of January 1, 2023, by and between Patterson-UTI Energy, Inc. and James M. Holcomb (filed on January 3, 2023 as Exhibit 10.1 to our Current Report on Form 8-K and incorporated herein by reference).*

10.18

Employment Agreement, effective as of August 1, 2016, by and between Patterson-UTI Energy, Inc. and William Andrew Hendricks, Jr. (filed August 2, 2016 as Exhibit 10.2 to our Quarterly Report on Form 10-Q and incorporated herein by reference).*

10.19

First Amendment to Employment Agreement, effective as April 9, 2021, by and between Patterson-UTI Energy, Inc. and William Andrew Hendricks, Jr. (filed August 3, 2021 as Exhibit 10.4 to our Quarterly Report on Form 10-Q and incorporated herein by reference).*

10.20

Employment Agreement, effective as of August 1, 2016, by and between Patterson-UTI Energy, Inc. and Seth D. Wexler (filed February 13, 2017 as Exhibit 10.20 to our Annual Report on Form 10-K for the year ended December 31, 2016 and incorporated herein by reference).*

10.21

First Amendment to Employment Agreement, effective as April 9, 2021, by and between Patterson-UTI Energy, Inc. and Seth D. Wexler (filed August 3, 2021 as Exhibit 10.6 to our Quarterly Report on Form 10-Q and incorporated herein by reference).*

10.22

Employment Agreement, dated as of September 3, 2017, between Patterson-UTI Energy, Inc. and C. Andrew Smith (filed September 8, 2017 as Exhibit 10.2 to our Current Report on Form 8-K and incorporated herein by reference).*

10.23

First Amendment to Employment Agreement, effective as April 9, 2021, by and between Patterson-UTI Energy, Inc. and C. Andrew Smith (filed August 3, 2021 as Exhibit 10.5 to our Quarterly Report on Form 10-Q and incorporated herein by reference).*

10.24

Form of Indemnification Agreement entered into by Patterson-UTI Energy, Inc. with each of Kenneth N. Berns, Curtis W. Huff, Terry H. Hunt, Seth D. Wexler, William Andrew Hendricks, Jr., Michael W. Conlon, Tiffany J. Thom, James M. Holcomb, C. Andrew Smith, Janeen S. Judah, Cesar Jaime and Julie J. Robertson (filed April 28, 2004 as Exhibit 10.11 to our Annual Report on Form 10-K, as amended, for the year ended December 31, 2003 and incorporated herein by reference).*

10.25

Patterson-UTI Energy, Inc. Change in Control Agreement, effective as of January 29, 2004, by and between Patterson-UTI Energy, Inc. and Kenneth N. Berns (filed on February 4, 2004 as Exhibit 10.5 to our Annual Report on Form 10-K for the year ended December 31, 2003 and incorporated herein by reference).*

10.26

First Amendment to Change in Control Agreement Between Patterson-UTI Energy, Inc. and Kenneth N. Berns, entered into November 1, 2007 (filed November 5, 2007 as Exhibit 10.11 to our Quarterly Report on Form 10-Q and incorporated herein by reference).*

10.27

Amended and Restated Credit Agreement dated March 27, 2018 among Patterson-UTI Energy, Inc., as borrower, Wells Fargo Bank, National Association, as administrative agent, letter of credit issuer, swing line lender and lender and each of the other letter of credit issuers and lenders party thereto (filed March 27, 2018 as Exhibit 10.1 to our Current Report on Form 8-K and incorporated herein by reference).

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

10.30

Amendment No. 3 to Amended and Restated Credit Agreement, dated November 9, 2022, among Patterson-UTI Energy, Inc., as borrower, Wells Fargo Bank, National Association, as administrative agent, letter of credit issuer, swing line lender and lender and each of the other letter of credit issuers and lenders party thereto.

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

None.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Patterson-UTI Energy, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Patterson-UTI Energy, Inc. and its subsidiaries (the “Company”) as of December 31, 2022 and 2021, and the related consolidated statements of operations, of comprehensive income (loss), of changes in stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2022, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Revenue Recognition – Operating Revenues

As described in Notes 1 and 3 to the consolidated financial statements, operating revenues relate to contract drilling, pressure pumping, directional drilling, oilfield rentals, equipment servicing and electrical control and automation activity. The Company recognizes revenue based on the customers’ ability to benefit from the services provided in an amount that reflects the consideration the Company expects to receive in exchange for those services. This typically happens when the service is performed. The Company recognized total operating revenues of $2,648 million for the year ended December 31, 2022.

The principal consideration for our determination that performing procedures relating to revenue recognition for operating revenues is a critical audit matter is a high degree of auditor effort in performing procedures related to the Company’s revenue recognition.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the revenue recognition process, including controls over the recording of revenue upon completion of the service. These procedures also included, among others, (i) evaluating revenue transactions by testing the issuance and settlement of invoices and credit memos; (ii) tracing transactions not settled to a detailed listing of accounts receivable; (iii) confirming a sample of outstanding customer invoice balances at year end and obtaining and inspecting source documents, including invoices, contracts, proof of service, and subsequent cash receipts, where applicable, for confirmations not returned; and (iv) testing the completeness and accuracy of data provided by management.

/s/ PricewaterhouseCoopers LLP

Houston, Texas

February 13, 2023

We have served as the Company’s auditor since 1993.

PATTERSON-UTI ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2022	2021
	(In thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$137,553	$117,524
Accounts receivable, net of allowance for credit losses of $2,875 and $8,493 at December 31, 2022 and 2021, respectively	565,520	356,083
Federal and state income taxes receivable	399	67
Inventory	58,038	42,359
Other	67,909	67,620
Total current assets	829,419	583,653
Property and equipment, net	2,260,576	2,331,755
Right of use asset	20,841	19,024
Intangible assets, net	5,845	7,537
Deposits on equipment purchases	13,051	849
Other	10,881	11,055
Deferred tax assets, net	3,210	3,975
Total assets	$3,143,823	$2,957,848

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$237,056	$190,219
Federal and state income taxes payable	4,644	232
Accrued liabilities	304,143	238,511
Lease liability	5,123	6,891
Total current liabilities	550,966	435,853
Long-term lease liability	19,594	18,108
Long-term debt, net of debt discount and issuance costs of $5,468 and $6,432 at December 31, 2022 and 2021, respectively	830,937	852,323
Deferred tax liabilities, net	28,738	29,234
Other	48,065	12,843
Total liabilities	1,478,300	1,348,361
Commitments and contingencies (see Note 10)
Stockholders’ equity:
Preferred stock, par value $0.01; authorized 1,000,000 shares, no shares issued	—	—
Common stock, par value $0.01; authorized 400,000,000 shares with 302,325,853 and 299,268,967 issued and 213,567,131 and 215,139,972 outstanding at December 31, 2022 and 2021, respectively	3,023	2,993
Additional paid-in capital	3,202,973	3,171,536
Retained deficit	(87,394)	(198,316)
Accumulated other comprehensive income	—	5,915
Treasury stock, at cost, 88,758,722 shares and 84,128,995 shares at December 31, 2022 and 2021, respectively	(1,453,079)	(1,372,641)
Total stockholders’ equity	1,665,523	1,609,487
Total liabilities and stockholders’ equity	$3,143,823	$2,957,848

The accompanying notes are an integral part of these consolidated financial statements.

PATTERSON-UTI ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2022	2021	2020
	(In thousands, except per share data)
Operating revenues:
Contract drilling	$1,316,672	$664,030	$669,126
Pressure pumping	1,022,413	523,756	336,111
Directional drilling	216,498	111,481	73,356
Other	92,009	57,814	45,656
Total operating revenues	2,647,592	1,357,081	1,124,249

Operating costs and expenses:
Contract drilling	832,180	463,456	380,822
Pressure pumping	781,385	475,953	310,261
Directional drilling	179,135	101,628	69,050
Other	53,850	40,911	41,790
Depreciation, depletion, amortization and impairment	483,945	849,178	670,910
Impairment of goodwill	—	—	395,060
Selling, general and administrative	116,589	92,382	97,611
Credit loss expense	—	(1,500)	5,606
Merger and integration expenses	2,069	12,060	—
Restructuring expenses	—	—	38,338
Other operating (income) expenses, net	(12,592)	763	7,059
Total operating costs and expenses	2,436,561	2,034,831	2,016,507
Operating income (loss)	211,031	(677,750)	(892,258)

Other income (expense):
Interest income	360	222	1,254
Interest expense, net of amount capitalized	(40,256)	(41,978)	(40,770)
Other	(3,273)	(275)	756
Total other expense	(43,169)	(42,031)	(38,760)

Income (loss) from continuing operations before income taxes	167,862	(719,781)	(931,018)

Income tax expense (benefit)	13,204	(62,702)	(127,326)

Income (loss) from continuing operations	154,658	(657,079)	(803,692)

Income from discontinued operations, net of tax	—	2,534	—

Net income (loss)	$154,658	$(654,545)	$(803,692)

Net income (loss) per common share - basic:
Continuing operations	$0.72	$(3.37)	$(4.27)
Discontinued operations	$—	$0.01	$—
Net income (loss) - basic	$0.72	$(3.36)	$(4.27)

Net income (loss) per common share - diluted:
Continuing operations	$0.70	$(3.37)	$(4.27)
Discontinued operations	$—	$0.01	$—
Net income (loss) - diluted	$0.70	$(3.36)	$(4.27)

Weighted average number of common shares outstanding:
Basic	215,935	195,021	188,013
Diluted	219,496	195,021	188,013

The accompanying notes are an integral part of these consolidated financial statements.

PATTERSON-UTI ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
	2022	2021	2020
	(In thousands)
Net income (loss)	$154,658	$(654,545)	$(803,692)
Other comprehensive income (loss):
Foreign currency translation adjustment, net of taxes of $0 for all periods	1,793	503	(66)
Release of cumulative translation adjustment, net of taxes of $3,770 for 2022 and $0 for 2021 and 2020, respectively	(7,708)	—	—
Total comprehensive income (loss)	$148,743	$(654,042)	$(803,758)

The accompanying notes are an integral part of these consolidated financial statements.

PATTERSON-UTI ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

					Accumulated
	Common Stock		Additional		Other
	Number of		Paid-in	Retained	Comprehensive	Treasury
	Shares	Amount	Capital	Earnings (Deficit)	Income	Stock	Total
	(In thousands)
Balance, December 31, 2019	269,372	$2,694	$2,875,680	$1,294,902	$5,478	$(1,345,134)	$2,833,620
Net loss	—	—	—	(803,692)	—	—	(803,692)
Foreign currency translation adjustment	—	—	—	—	(66)	—	(66)
Issuance of restricted stock	333	3	(3)	—	—	—	—
Vesting of restricted stock units	1,324	13	(13)	—	—	—	—
Stock-based compensation	—	—	26,572	—	—	—	26,572
Payment of cash dividends ($0.10 per share)	—	—	—	(18,862)	—	—	(18,862)
Dividend equivalents	—	—	—	(334)	—	—	(334)
Purchase of treasury stock	—	—	—	—	—	(21,179)	(21,179)
Balance, December 31, 2020	271,029	$2,710	$2,902,236	$472,014	$5,412	$(1,366,313)	$2,016,059
Net loss	—	—	—	(654,545)	—	—	(654,545)
Foreign currency translation adjustment	—	—	—	—	503	—	503
Shares issued for acquisition	26,274	263	247,762	—	—	—	248,025
Issuance of restricted stock	621	6	(6)	—	—	—	—
Vesting of restricted stock units	1,345	14	(14)	—	—	—	—
Stock-based compensation	—	—	21,558	—	—	—	21,558
Payment of cash dividends ($0.08 per share)	—	—	—	(15,605)	—	—	(15,605)
Dividend equivalents	—	—	—	(180)	—	—	(180)
Purchase of treasury stock	—	—	—	—	—	(6,328)	(6,328)
Balance, December 31, 2021	299,269	$2,993	$3,171,536	$(198,316)	$5,915	$(1,372,641)	$1,609,487
Net income	—	—	—	154,658	—	—	154,658
Foreign currency translation adjustment	—	—	—	—	1,793	—	1,793
Release of cumulative translation adjustment	—	—	—	—	(7,708)	—	(7,708)
Issuance of restricted stock	980	10	(10)	—	—	—	—
Vesting of restricted stock units	1,437	14	(14)	—	—	—	—
Exercise of stock options	640	6	10,362	—	—	—	10,368
Stock-based compensation	—	—	21,099	—	—	—	21,099
Payment of cash dividends ($0.20 per share)	—	—	—	(43,096)	—	—	(43,096)
Dividend equivalents	—	—	—	(640)	—	—	(640)
Purchase of treasury stock	—	—	—	—	—	(80,438)	(80,438)
Balance, December 31, 2022	302,326	$3,023	$3,202,973	$(87,394)	$—	$(1,453,079)	$1,665,523

The accompanying notes are an integral part of these consolidated financial statements.

PATTERSON-UTI ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2022	2021	2020
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$154,658	$(654,545)	$(803,692)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion, amortization and impairment	483,945	849,178	670,910
Impairment of goodwill	—	—	395,060
Dry holes and abandonments	119	178	1,285
Deferred income tax expense (benefit)	6,998	(62,980)	(125,283)
Stock-based compensation expense	21,099	21,558	26,572
Net gain on asset disposals	(12,075)	(1,426)	(3,079)
Net gain on insurance reimbursement	—	—	(4,172)
Write-down of capacity reservation contract	—	—	9,207
Credit loss expense	—	(1,500)	5,606
Restructuring expenses, non-cash	—	—	25,067
Gain on early debt extinguishment	(2,461)	—	(3,596)
Amortization of debt discount and issuance costs	835	839	912
Changes in operating assets and liabilities:
Accounts receivable	(209,226)	(147,356)	173,862
Income taxes receivable/payable	4,171	4,516	1,635
Inventory and other assets	(14,154)	(5,850)	27,192
Accounts payable	38,986	50,941	(46,576)
Accrued liabilities	65,091	50,271	(61,266)
Other liabilities	28,202	(7,812)	(10,786)
Net cash used in operating activities of discontinued operations	—	(516)	—
Net cash provided by operating activities	566,188	95,496	278,858
Cash flows from investing activities:
Acquisitions, net of cash acquired	—	(29,358)	—
Purchases of property and equipment	(436,797)	(166,320)	(145,481)
Proceeds from disposal of assets and insurance claims	26,074	23,339	20,929
Other	(2,504)	(522)	(424)
Net cash provided by investing activities of discontinued operations	—	41,267	—
Net cash used in investing activities	(413,227)	(131,594)	(124,976)
Cash flows from financing activities:
Purchases of treasury stock	(70,070)	(6,328)	(21,179)
Dividends paid	(43,096)	(15,605)	(18,862)
Proceeds from borrowings under revolving credit facility	150,000	—	—
Repayment of borrowings under revolving credit facility	(150,000)	—	—
Repayment of senior notes	(19,760)	—	(12,525)
Repayment of term loan	—	(50,000)	(50,000)
Debt issuance costs	(455)	—	(584)
Net cash used in financing activities	(133,381)	(71,933)	(103,150)
Effect of foreign exchange rate changes on cash	449	640	(2)
Net increase (decrease) in cash and cash equivalents	20,029	(107,391)	50,730
Cash and cash equivalents at beginning of year	117,524	224,915	174,185
Cash and cash equivalents at end of year	$137,553	$117,524	$224,915
Supplemental disclosure of cash flow information:
Net cash (paid) received during the year for:
Interest, net of capitalized interest of $976 in 2022, $260 in 2021 and $431 in 2020	$(39,855)	$(40,464)	$(43,368)
Income taxes	(1,526)	4,196	3,709
Non-cash investing and financing activities:
Net increase (decrease) in payables for purchases of property and equipment	$7,953	$31,393	$(30,241)
Issuance of common stock for business acquisitions	—	248,025	—
Net (increase) decrease in deposits on equipment purchases	(12,202)	867	6,350
Cashless exercise of stock options	10,368	—	—

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

In the fourth quarter of 2021, we completed the acquisition of Pioneer Energy Services Corp. (“Pioneer”). Through the Pioneer acquisition, we acquired Pioneer’s 100% pad-capable drilling rig fleet consisting of 17 AC-powered rigs in the United States and eight SCR rigs in Colombia and production services assets consisting of 123 well servicing rigs and 72 wireline services units. The purchase price allocation was finalized in 2022. The measurement period adjustments did not have a material impact on our consolidated financial statements.

On December 31, 2021, we completed the sale of the acquired well servicing rig business and wireline business to Clearwell Dynamics, LLC. The sale price was $43.0 million in cash consideration, subject to customary purchase price adjustments at closing for cash and working capital. The results of operations of these businesses were presented as a discontinued operation during the fourth quarter of 2021.

In the second quarter of 2020, we closed our Canadian drilling operations in response to our longer-term outlook for the western Canadian market. As a result of the closure, we recorded an impairment of $8.3 million. In April 2022, we sold certain assets to substantially complete our exit from our Canadian operations. The Canadian dollar was our functional currency for our Canadian operations. Prior to the substantial completion of our exit, the effects of exchange rate changes were reflected in accumulated other comprehensive income, which is a separate component of stockholders’ equity. Upon substantial completion of our exit, we released the $7.7 million cumulative translation adjustment, net of tax of $3.8 million, from accumulated other comprehensive income into net income (loss). The release resulted in an $11.5 million pre-tax gain, which was recorded in other operating (income) expenses, net.

Basis of presentation — The consolidated financial statements include the accounts of Patterson-UTI and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. Except for wholly-owned subsidiaries, we have no controlling financial interests in any other entity which would require consolidation. As used in these notes, “we,” “us,” “our,” “ours” and like terms refer collectively to Patterson-UTI Energy, Inc. and its consolidated subsidiaries. Patterson-UTI Energy, Inc. conducts its business operations through its wholly-owned subsidiaries and has no employees or independent operations. Certain prior year amounts have been reclassified to conform to current year presentation. The U.S. dollar is the functional currency for all of our operations.

A summary of the significant accounting policies follows:

Management estimates — The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from such estimates.

Revenue recognition — Revenues from our contract drilling, pressure pumping, directional drilling, oilfield rentals, equipment servicing and electrical control and automation activities are recognized as services are performed. All of the wells we drilled in 2022, 2021 and 2020 were drilled under daywork contracts. Revenue is presented net of any sales tax charged to the customer that we are required to remit to local or state governmental taxing authorities.

Reimbursements for the purchase of supplies, equipment, personnel services, shipping and other services that are provided at the request of our customers are recorded as revenue when incurred. The related costs are recorded as operating expenses when incurred.

Leases — We have operating leases for operating locations, corporate offices and certain operating equipment. We determine if a contract contains a lease at inception or as a result of an acquisition. A right-of-use asset and corresponding lease liability are recognized on our consolidated balance sheet at commencement at an amount based on the present value of the remaining lease payments over the lease term. Renewal options are included in the right-of-use asset and lease liability if it is reasonably certain that we will exercise the option, and termination options are included in the right-of-use asset and lease liability if it is not reasonably certain we will exercise the option. By our policy election, right-of-use assets and lease liabilities with an initial term of one year or less are not recognized for leasing arrangements, and non-lease and lease components are treated as a single lease component instead of bifurcating lease. Lease expense is recognized on a straight-line basis. If available, we use the rate implicit in the lease at commencement date to discount the lease payments. If the implicit rate is not readily determinable, we use our incremental borrowing rate based on the information available at the commencement date in the determination of the present value of future lease payments. As of December 31, 2022, we did not have any finance leases.

Accounts receivable — Trade accounts receivable are recorded at the invoiced amount. The allowance for credit losses represents our estimate of the amount of probable credit losses existing in our accounts receivable. See Note 4 for our methodology on allowance of credit losses. Significant individual accounts receivable balances and balances which have been outstanding greater than 90 days are reviewed individually for collectability. Account balances, when determined to be uncollectible, are charged against the allowance.

Inventories — Inventories consist primarily of sand and other products to be used in conjunction with our pressure pumping activities, materials used in our directional drilling and equipment servicing business and spare parts for our Colombia contract drilling business. Such inventories are stated at the lower of cost or net realizable value, with cost determined using the average cost method.

Other current assets — Other current assets includes reimbursement from our workers compensation insurance carrier for claims in excess of our deductible in the amount of $34.6 million and $29.9 million at December 31, 2022 and 2021, respectively.

Property and equipment — Property and equipment is carried at cost less accumulated depreciation. Depreciation is provided on the straight-line method over the estimated useful lives. The method of depreciation does not change whenever equipment becomes idle. The estimated useful lives, in years, are shown below:

Useful Lives
Equipment	1.25-15
Buildings	15-20
Other	3-12

Long-lived assets, including property and equipment, are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amounts of certain assets may not be recovered over their estimated remaining useful lives. In the event a triggering event is identified, we estimate future cash flows over the life of the respective assets or asset groupings in our assessment of impairment. Assets are grouped at the lowest level at which identifiable cash flows are largely independent of other asset groupings for impairment assessment. Cash flow estimates are based on historical cyclical trends in the industry as well as our expectations regarding the continuation of these trends in the future. Asset impairments are charged against income when estimated future cash flows, on an undiscounted basis, are less than the asset’s net book value. Any impairment is measured at fair value.

Maintenance and repairs — Maintenance and repairs are charged to expense when incurred. Renewals and betterments which extend the life or improve existing property and equipment are capitalized.

Disposals — Upon disposition of property and equipment, the cost and related accumulated depreciation are removed and any resulting gain or loss is reflected in our consolidated statements of operations.

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

We review our proved oil and natural gas properties for impairment whenever a triggering event occurs, such as downward revisions in reserve estimates or decreases in expected future oil and natural gas prices. Proved properties are grouped by field and undiscounted cash flow estimates are prepared based on management’s expectation of future pricing over the lives of the respective fields. These cash flow estimates are reviewed by an independent petroleum engineer. If the net book value of a field exceeds our undiscounted cash flow estimate, impairment expense is measured and recognized as the difference between net book value and fair value. The fair value estimates used in measuring impairment are based on internally developed unobservable inputs including reserve volumes and future production, pricing and operating costs (Level 3 inputs in the fair value hierarchy of fair value accounting). We review unproved oil and natural gas properties quarterly to assess potential impairment. Our impairment assessment is made on a lease-by-lease basis and considers factors such as management’s intent to drill, lease terms and abandonment of an area. If an unproved property is determined to be impaired, the related property costs are expensed. Impairment expense related to oil and natural gas properties of approximately $4.5 million, $1.3 million and $11.2 million was recorded for the years ended December 31, 2022, 2021 and 2020, respectively.

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

As share-based compensation expense recognized in our consolidated statements of operations is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures, based on historical experience. Forfeitures are estimated at the time of grant and revised in subsequent periods if actual forfeitures differ from those estimates.

Statement of cash flows — For purposes of reporting cash flows, cash and cash equivalents include cash on deposit and money market funds with original maturities of three months or less.

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

A discounted cash flow model was used by a third-party specialist in determining the fair value of the property and equipment and intangible assets. We applied significant judgment in estimating the fair value of assets acquired and liabilities assumed, which involved the use of significant estimates and assumptions with respect to market day rates, direct operating costs, rig utilization percentages, expectations regarding the amount of future capital and operating costs, and discount rates. The purchase price allocation was finalized in the third quarter of 2022. The measurement period adjustments did not have a material impact on our consolidated financial statements.

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

Approximately $41.5 million of revenues and $30.5 million of direct operating expenses attributed to the Pioneer acquisition are included in our consolidated statements of operations for the period from the closing date on October 1, 2021 through December 31, 2021, excluding the acquired well servicing rig business and the wireline businesses that have been presented as a discontinued operation in our consolidated statements of operations. Revenues and direct operating expenses for our discontinued operations are presented below.

Pro Forma

The results of Pioneer’s operations since the Pioneer merger date of October 1, 2021, are included in our consolidated statements of operations. The following pro forma condensed combined financial information was derived from our and Pioneer’s historical financial statements, excluding the well servicing rig business and wireline business that were disposed on December 31, 2021, and gives effect to the acquisition as if it had occurred on January 1, 2020. The below information reflects pro forma adjustments based on available information and certain assumptions we believe are reasonable, including (i) adjustments related to the depreciation and amortization of the fair value of acquired fixed assets, (ii) removal of the historical interest expense, loss on debt extinguishment and reorganization expenses of the acquired entities and (iv) the tax benefit of the aforementioned pro forma adjustments.

The pro forma results of operations do not include any cost savings or other synergies that may result from the Pioneer acquisition. The pro forma results of operations also do not include any estimated costs that have been or will be incurred to integrate Pioneer operations. The pro forma results of operations include our merger and integration-related costs of $12.1 million and Pioneer’s merger related costs of $4.6 million for the year ended December 31, 2021.

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

Discontinued Operations

On December 31, 2021, we completed the sale of the acquired well servicing rig business and wireline business to Clearwell Dynamics, LLC. The sale price was $43.0 million in cash consideration, subject to customary purchase price adjustments at closing for cash and working capital. The results of operations of these businesses were presented as a discontinued operation in the consolidated financial statements during the fourth quarter of 2021.

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

3. Revenues

ASC Topic 606 Revenue from Contracts with Customers

Revenue is recognized based on our customers’ ability to benefit from our services in an amount that reflects the consideration we expect to receive in exchange for those services. This typically happens when the service is performed. Services that primarily generate our earned revenue include the operating business segments of contract drilling, pressure pumping and directional drilling, which comprise our reportable segments. We also derive revenues from our other operations, which include our operating business segments of oilfield rentals, equipment servicing, electrical controls and automation, and oil and natural gas working interests. For more information on our business segments, including disaggregated revenue recognized from contracts with customers, see Note 17.

Within each of our operating segments, the services we provide represent a series of distinct services, generally provided daily, that are substantially the same, with the same pattern of transfer to the customer. Because our customers benefit equally throughout the service period and our efforts in providing services are incurred relatively evenly over the period of performance, revenue is recognized over time as we provide services to the customer.

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

Operating Lease Revenue — Lease income from equipment that we lease to others is recognized on a straight-line basis over the lease term. Lease income recognized during the years ended December 31, 2022, 2021 and 2020 was not material.

Accounts Receivable and Contract Liabilities

Accounts receivable is our right to consideration once it becomes unconditional. Payment terms typically range from 30 to 60 days.

Accounts receivable balances were $561 million and $352 million as of December 31, 2022 and 2021, respectively. These balances do not include amounts related to our oil and gas working interests as those contracts are excluded from Topic 606. Accounts receivable balances are included in “Accounts receivable” in our consolidated balance sheets.

We do not have any significant contract asset balances. Contract liabilities include prepayments received from customers prior to the requested services being completed. Once the services are complete and have been invoiced, the prepayment is applied against the customer’s account to offset the accounts receivable balance. Also included in contract liabilities are payments received from customers for the initial mobilization of newly constructed or upgraded rigs that were moved on location to the initial well site. These mobilization payments are allocated to the overall performance obligation and amortized over the initial term of the contract. During the year ended December 31, 2022, $1.4 million of such payments were amortized and recorded in drilling revenue. During the year ended December 31, 2021, no such payments were amortized and recorded in drilling revenue.

Total contract liability balances were $147.8 million and $60.3 million as of December 31, 2022 and December 31, 2021, respectively. The $87.5 million increase was primarily due to customer prepayments. In 2022, we recognized $59.7 million of revenue that was included in the contract liability balance at the beginning of the period. Revenue related to our contract liabilities balance is expected to be recognized through 2026. The $110.2 million current portion of our contract liability balance is included in “Accrued liabilities” and $37.6 million noncurrent portion of our contract liability balance is included in “Other” in our consolidated balance sheets.

Contract Costs

Costs incurred for newly constructed rigs or rig upgrades based on a contract with a customer are considered capital improvements and are capitalized to drilling equipment and depreciated over the estimated useful life of the asset.

Remaining Performance Obligations

We maintain a backlog of commitments for contract drilling services under term contracts, which we define as contracts with a duration of six months or more. Our contract drilling backlog in the United States as of December 31, 2022 was approximately $830 million. Approximately 32% of the total contract drilling backlog in the United States at December 31, 2022 is reasonably expected to remain at December 31, 2023. We generally calculate our backlog by multiplying the dayrate under our term drilling contracts by the number of days remaining under the contract. The calculation does not include any revenues related to fees for other services such as for mobilization, other than initial mobilization, demobilization and customer reimbursables, nor does it include potential reductions in rates for unscheduled standby or during periods in which the rig is moving or incurring maintenance and repair time in excess of what is permitted under the drilling contract. For contracts that contain variable dayrate pricing, our backlog calculation uses the dayrate in effect for periods where the dayrate is fixed, and, for periods that remain subject to variable pricing, uses commodity pricing or other related indices in effect at December 31, 2022. In addition, our term drilling contracts are generally subject to termination by the customer on short notice and provide for an early termination payment to us in the event that the contract is terminated by the customer. For contracts on which we have received notice for the rig to be placed on standby, our backlog calculation uses the standby rate for the period over which we expect to receive the standby rate. For contracts on which we have received an early termination notice, our backlog calculation includes the early termination rate, instead of the dayrate, for the period over which we expect to receive the lower rate.

4. Credit Losses

ASC Topic 326 Current Expected Credit Losses (CECL)

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

During 2021, we reversed $1.5 million of our credit loss provision related to certain customers who had previously experienced a deterioration in credit quality. Since initially recording loss provisions for these receivables, we have collected portions of the accounts that were deemed uncollectible. During 2022, we wrote-off $5.6 million of our credit loss provision related to certain customers, as we reached final settlements.

The allowance for credit losses related to accounts receivable as of December 31, 2021 and 2022, and changes for the periods ended December 31, 2021 and 2022 are as follows (in thousands):

Balance at December 31, 2020	$10,842
Provision for expected credit losses	(1,500)
Write-offs	(849)
Balance at December 31, 2021	8,493
Write-offs	(5,618)
Balance at December 31, 2022	$2,875

5. Inventory

Inventory consisted of the following at December 31, 2022 and 2021 (in thousands):

	2022	2021
Finished goods	$28	$515
Work-in-process	2,341	882
Raw materials and supplies	55,669	40,962
Inventory	$58,038	$42,359

We maintain certain surplus quantities of spare parts that serve as backup components and maintenance materials for our directional drilling and Colombia contract drilling operations. In 2021, advances in technologies rendered certain directional drilling equipment, and spare parts used to service that equipment, obsolete. Based on our assessment of limited alternative uses or active markets to recapture costs, we recorded a write-down of $4.0 million. The write-down is recorded in “Operating costs and expenses - Directional drilling” in our consolidated statements of operations. There was no similar write-down in 2022.

6. Property and Equipment

Property and equipment consisted of the following at December 31, 2022 and 2021 (in thousands):

	2022	2021
Equipment	$7,551,099	$7,742,101
Oil and natural gas properties	236,156	229,403
Buildings	175,212	182,280
Land	23,610	24,562
Total property and equipment	7,986,077	8,178,346
Less accumulated depreciation, depletion, amortization and impairment	(5,725,501)	(5,846,591)
Property and equipment, net	$2,260,576	$2,331,755

Depreciation, depletion, amortization and impairment — The following table summarizes depreciation, depletion, amortization and impairment expense related to property and equipment, intangible assets and liabilities for 2022, 2021 and 2020 (in thousands):

	2022	2021	2020
Depreciation and impairment expense	$472,969	$818,999	$644,943
Amortization expense	2,891	24,606	19,281
Depletion expense	8,085	5,573	6,686
Total	$483,945	$849,178	$670,910

On a periodic basis, we evaluate our fleet of drilling rigs for marketability based on the condition of inactive rigs, expenditures that would be necessary to bring inactive rigs to working condition and the expected demand for drilling services by rig type. The components comprising rigs that will no longer be marketed are evaluated, and those components with continuing utility to our other marketed rigs are transferred to other rigs or to our yards to be used as spare equipment. The remaining components of these rigs are abandoned. There were no impairments in 2022. In the fourth quarter of 2021, we identified 43 legacy non-super-spec rigs and equipment to be abandoned. Based on the strong customer preference across the industry for super-spec drilling rigs, we believed the 43 rigs that were abandoned had limited commercial opportunity. We recorded a $220 million charge related to this abandonment in the fourth quarter of 2021. In the second quarter of 2020, we recorded an impairment of $8.3 million related to the closing of our Canadian drilling operations.

We also periodically evaluate our pressure pumping assets for marketability based on the condition of inactive equipment, expenditures that would be necessary to bring the equipment to working condition and the expected demand for such equipment. The components of equipment that will no longer be marketed are evaluated, and those components with continuing utility will be used as parts to support active equipment. The remaining components of this equipment are abandoned. In the fourth quarter of 2021, we recorded a charge of $32.2 million related to the abandonment of approximately 0.2 million horsepower within our pressure pumping fleet. The majority of these units were frac pumps but also included pump down units. These units were abandoned due to changes in customer preferences for dual fuel, advancements in technology, and prohibitive reactivation costs. There were no similar charges in 2020 or 2022.

We also periodically evaluate our directional drilling assets. In the fourth quarter of 2021, we abandoned certain directional drilling equipment totaling $2.5 million and recorded a charge on our developed technology intangible asset of $11.4 million due to advances in technology that rendered those assets, and their related spare parts inventory, obsolete. There were no similar charges in 2020 or 2022.

7. Goodwill and Intangible Assets

Goodwill — As a result of a triggering event in the first quarter of 2020, we fully impaired our remaining goodwill balance, and as a result, we had no goodwill balance as of December 31, 2021 or December 31, 2022. At times when we have a goodwill balance, we are required to evaluate goodwill at least annually as of December 31, or when circumstances require, to determine if the fair value of recorded goodwill has decreased below its carrying value. For impairment testing purposes, goodwill is evaluated at the reporting unit level. Our reporting units for impairment testing are our operating segments. We determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value after considering qualitative, market and other factors, and if this is the case, any necessary goodwill impairment is determined using a quantitative impairment test. From time to time, we may perform quantitative testing for goodwill impairment in lieu of performing the qualitative assessment. If the resulting fair value of goodwill is less than the carrying value of goodwill, an impairment loss would be recognized for the amount of the shortfall.

Intangible Assets — Our intangible assets were recorded at fair value on the date of acquisition and are amortized on a straight-line basis. The following table identifies the segment and weighted average useful life of each of our intangible assets:

		Weighted Average
	Segment	Useful Life
		(in years)
Developed technology	Directional drilling	10.0
Other	Directional drilling and Other operations	5.5

During 2021, we achieved certain internal advancements in our directional drilling technology that have rendered obsolete certain technology acquired as part of the MS Directional acquisition. Accordingly, we recorded a charge of $11.4 million to abandon these developed technology intangibles and certain related internal use software.

The gross carrying amount and accumulated amortization of intangible assets as of December 31, 2022 and 2021 are as follows (in thousands):

	2022			2021
	Gross Carrying	Accumulated	Net Carrying	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Developed technology	$7,772	$(3,773)	$3,999	$55,772	$(50,996)	$4,776
Other	3,250	(1,404)	1,846	4,135	(1,374)	2,761
Intangible assets, net	$11,022	$(5,177)	$5,845	$59,907	$(52,370)	$7,537

Amortization and impairment expense on intangible assets of approximately $1.3 million, $24.0 million, and $19.3 million was recorded for the years ended December 31, 2022, 2021 and 2020, respectively, which included an $11.4 million impairment in 2021. The remaining amortization expense associated with finite-lived intangible assets is expected to be as follows (in thousands):

Year ending December 31,
2023	$1,454
2024	1,454
2025	1,269
2026	777
2027	777
Thereafter	114
Total	$5,845

8. Accrued Liabilities

Accrued expenses consisted of the following at December 31, 2022 and 2021 (in thousands):

	2022	2021
Salaries, wages, payroll taxes and benefits	$73,308	$52,252
Workers’ compensation liability	67,853	67,921
Property, sales, use and other taxes	10,119	9,673
Insurance, other than workers’ compensation	3,644	6,494
Accrued interest payable	10,522	11,226
Accrued restructuring expenses	—	7,884
Deferred revenue	110,215	60,282
Other	28,482	22,779
Accrued liabilities	$304,143	$238,511

9. Long-Term Debt

Long-term debt consisted of the following at December 31, 2022 and 2021 (in thousands):

	Effective Interest Rate	December 31, 2022	December 31, 2021
3.95% Senior Notes	4.03%	$488,505	$509,505
5.15% Senior Notes	5.26%	347,900	349,250
		836,405	858,755
Less deferred financing costs and discounts		(5,468)	(6,432)
Total		$830,937	$852,323

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

The Credit Agreement is a committed senior unsecured revolving credit facility that permits aggregate borrowings of up to $600 million, including a letter of credit facility that, at any time outstanding, is limited to $100 million and a swing line facility that, at any time outstanding, is limited to the lesser of $50 million and the unused portion of the commitment of the swing line provider at such time. Subject to customary conditions, we may request that the lenders’ aggregate commitments be increased by up to $300 million, not to exceed total commitments of $900 million.

On November 9, 2022, we entered into Amendment No. 3 to Amended and Restated Credit Agreement (“Amendment No. 3”) which, among other things, (i) revised the capacity under the letter of credit facility to $100 million; (ii) revised the capacity under the swing line facility to the lesser of $50 million and the amount of the swing line provider’s unused commitment; (iii) changed the LIBOR reference rate to a SOFR reference rate; and (iv) extended the maturity date for $416.7 million of revolving credit commitments of certain lenders under the Credit Agreement from March 27, 2025 to March 27, 2026. As a result, of the $600 million of revolving credit commitments under the Credit Agreement, the maturity date for $416.7 million of such commitments is March 27, 2026; the maturity date for $133.3 million of such commitments is March 27, 2025; and the maturity date for the remaining $50 million of such commitments is March 27, 2024.

Loans under the Credit Agreement bear interest by reference, at our election, to the SOFR rate or base rate. The applicable margin on SOFR rate loans varies from 1.00% to 2.00% and the applicable margin on base rate loans varies from 0.00% to 1.00%, in each case determined based upon our credit rating. As of December 31, 2022, the applicable margin on SOFR rate loans was 1.75% and the applicable margin on base rate loans was 0.75%. A letter of credit fee is payable by us equal to the applicable margin for SOFR rate loans times the daily amount available to be drawn under outstanding letters of credit. The commitment fee rate payable to the lenders varies from 0.10% to 0.30% based upon our credit rating.

None of our subsidiaries are currently required to be a guarantor under the Credit Agreement. However, if any subsidiary guarantees or incurs debt in excess of the Priority Debt Basket (as defined in the Credit Agreement), such subsidiary is required to become a guarantor under the Credit Agreement.

The Credit Agreement contains representations, warranties, affirmative and negative covenants and events of default and associated remedies that we believe are customary for agreements of this nature, including certain restrictions on our ability and the ability of each of our subsidiaries to incur debt and grant liens. If our credit rating is below investment grade at both Moody’s and S&P, we will become subject to a restricted payment covenant, which would require us to have a Pro Forma Debt Service Coverage Ratio (as defined in the Credit Agreement) greater than or equal to 1.50 to 1.00 immediately before and immediately after making any restricted payment. Restricted payments include, among other things, dividend payments, repurchases of our common stock, distributions to holders of our common stock or any other payment or other distribution to third parties on account of our or our subsidiaries’ equity interests. Our credit rating is currently investment grade at one of the two ratings agencies. The Credit Agreement also requires that our total debt to capitalization ratio, expressed as a percentage, not exceed 50%. The Credit Agreement generally defines the total debt to capitalization ratio as the ratio of (a) total borrowed money indebtedness to (b) the sum of such indebtedness plus consolidated net worth, with consolidated net worth determined as of the end of the most recently ended fiscal quarter. We were in compliance with these covenants at December 31, 2022.

As of December 31, 2022, we had no borrowings outstanding under our revolving credit facility. We had no letters of credit outstanding under the Credit Agreement at December 31, 2022 and, as a result, had available borrowing capacity of $600 million at that date.

2015 Reimbursement Agreement — On March 16, 2015, we entered into a Reimbursement Agreement (the “Reimbursement Agreement”) with The Bank of Nova Scotia (“Scotiabank”), pursuant to which we may from time to time request that Scotiabank issue an unspecified amount of letters of credit. As of December 31, 2022, we had $65.0 million in letters of credit outstanding under the Reimbursement Agreement.

Under the terms of the Reimbursement Agreement, we will reimburse Scotiabank on demand for any amounts that Scotiabank has disbursed under any letters of credit. Fees, charges and other reasonable expenses for the issuance of letters of credit are payable by us at the time of issuance at such rates and amounts as are in accordance with Scotiabank’s prevailing practice. We are obligated to pay to Scotiabank interest on all amounts not paid by us on the date of demand or when otherwise due at the LIBOR rate plus 2.25% per annum, calculated daily and payable monthly, in arrears, on the basis of a calendar year for the actual number of days elapsed, with interest on overdue interest at the same rate as on the reimbursement amounts. A letter of credit fee is payable by us equal to 1.50% times the amount of outstanding letters of credit.

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

During the fourth quarter of 2020, we elected to repurchase portions of our 2028 Notes and 2029 Notes in the open market. The principal amounts retired through these transactions totaled $15.5 million of our 2028 Notes and $0.8 million of our 2029 Notes, plus accrued interest. We recorded corresponding gains on the extinguishment of these amounts totaling $3.4 million and $0.2 million, respectively, net of the proportional write-off of associated deferred financing costs and original issuance discounts. These gains are included in “Interest expense, net of amount capitalized” in our consolidated statements of operations.

During the fourth quarter of 2022, we elected to repurchase portions of our 2028 Notes and 2029 Notes in the open market. The principal amounts retired through these transactions totaled $21.0 million of our 2028 Notes and $1.4 million of our 2029 Notes, plus accrued interest. We recorded corresponding gains on the extinguishment of these amounts totaling $2.3 million and $0.1 million, respectively, net of the proportional write-off of associated deferred financing costs and original issuance discounts. These gains are included in “Interest expense, net of amount capitalized” in our consolidated statements of operations.

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

Debt issuance costs — We incurred approximately $4.6 million in debt issuance costs in connection with the Credit Agreement. We also incurred an additional $0.4 million in debt issuance costs in connection with our entry into Amendment No. 2 and $0.5 million in debt issuance costs in connection with our entry into Amendment No.3. We incurred approximately $1.6 million in debt issuance costs in connection with the 2028 Notes and approximately $1.0 million in debt issuance costs in connection with the 2029 Notes. These costs were deferred and are being recognized as interest expense over the term of the underlying debt. Debt issuance costs, except those related to line-of-credit arrangements, are presented in the balance sheet as a direct reduction of the carrying amount of the related debt. Debt issuance costs related to line-of-credit arrangements are included in “Other non-current assets” in our consolidated balance sheets. Amortization of debt issuance costs is reported as interest expense.

Interest expense related to the amortization of debt issuance costs was approximately $1.0 million, $1.0 million, and $1.1 million for the years ended December 31, 2022, 2021 and 2020, respectively. Amortization of debt issuance costs for the year ended December 31, 2022 includes $0.1 million of debt issuance costs that were expensed as a result of the early redemption of a portion of our 2028 Notes and 2029 Notes and $0.5 million of debt issuance costs that was incurred as a result of the entry into Amendment No. 3. Amortization of debt issuance costs for the year ended December 31, 2021 includes minimal debt issuance costs that were expensed as a result of the complete prepayment of our borrowings under our Term Loan Agreement. Amortization of debt issuance costs for the year ended December 31, 2020 includes $0.1 million of debt issuance costs that were expensed as a result of the early redemption of a portion of our 2028 Notes and 2029 Notes as well as the partial repayment of our borrowings under our Term Loan Agreement.

Presented below is a schedule of the principal repayment requirements of long-term debt by fiscal year as of December 31, 2022 (in thousands):

Year ending December 31,
2023	$—
2024	—
2025	—
2026	—
2027	—
Thereafter	836,405
Total	$836,405

10. Commitments, Contingencies and Other Matters

Commitments – As of December 31, 2022, we maintained letters of credit in the aggregate amount of $65.0 million primarily for the benefit of various insurance companies as collateral for retrospective premiums and retained losses which could become payable under the terms of the underlying insurance contracts. These letters of credit expire annually at various times during the year and are typically renewed. As of December 31, 2022, no amounts had been drawn under the letters of credit.

As of December 31, 2022, we had commitments to purchase major equipment totaling approximately $130 million for our contract drilling, pressure pumping, directional drilling and oilfield rentals businesses.

Our pressure pumping business has entered into agreements to purchase minimum quantities of proppants and chemicals from certain vendors. As of December 31, 2022, the remaining minimum obligation under these agreements was approximately $25.6 million, of which approximately $22.6 million and $3.0 million relate to the remainder of 2023 and 2024, respectively.

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

We maintain insurance coverage of types and amounts that we believe to be customary in the industry, but are not fully insured against all risks, either because insurance is not available or because of the high premium costs. The insurance coverage that we maintain includes insurance for fire, windstorm and other risks of physical loss to our equipment and certain other assets, employer’s liability, automobile liability, commercial general liability, workers’ compensation and insurance for other specific risks. We cannot assure, however, that any insurance obtained will be adequate to cover any losses or liabilities, or that this insurance will continue to be available, or available on terms that are acceptable to us. While we carry insurance to cover physical damage to, or loss of, a substantial portion of our equipment and certain other assets, such insurance does not cover the full replacement cost of such equipment or other assets. We have also elected in some cases to accept a greater amount of risk through increased deductibles on certain insurance policies. For example, in the United States we generally maintain a $1.5 million per occurrence deductible on our workers’ compensation insurance coverage, a $1.0 million per occurrence deductible on our equipment insurance coverage, a $5.0 million per occurrence deductible on our pressure pumping equipment without fire suppression systems, a $10.0 million per occurrence deductible on our general liability coverage, a $2.0 million per occurrence deductible on our primary automobile liability insurance coverage, and a $5.0 million per occurrence deductible on our excess automobile liability insurance coverage. We also self-insure a number of other risks, including loss of earnings and business interruption and most cybersecurity risks, and do not carry a significant amount of insurance to cover risks of underground reservoir damage.

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

We have Employment Agreements with our Chief Executive Officer, Chief Financial Officer, Chief Operating Officer and General Counsel. Each Employment Agreement generally has an initial three-year term, subject to automatic annual renewal. The executive may terminate his employment under his Employment Agreement by providing written notice of such termination at least 30 days before the effective date of such termination. Under specified circumstances, we may terminate the executive’s employment under his Employment Agreement for Cause (as defined in the Employment Agreement) by providing written notice 10 -30 days, depending on the nature of the cause trigger, before the effective date of such termination and granting at least 10 – 20 days, depending on the nature of the cause trigger, to cure the cause for such termination or (ii) by providing written notice of such termination at least 30 days before the effective date of such termination and by granting at least 20 days to cure the cause for such termination, provided that if the matter is reasonably determined by us to not be capable of being cured, the executive may be terminated for cause on the date the written notice is delivered. The Employment Agreement also provides for, among other things, severance payments and the continuation of certain benefits following our decision to terminate the executive other than for Cause, or termination by the executive for Good Reason (as defined in each Employment Agreement). Under these provisions, if the executive’s employment is terminated by us without Cause, or the executive terminates his employment for Good Reason:

•
the executive will have the right to receive a lump-sum payment consisting of 3 times (in the case of the Chief Executive Officer) or 2.5 times (in the case of the Chief Financial Officer, Chief Operating Officer and General Counsel) the sum of (i) his base salary and (ii) the average annual cash bonus received by him for the three years prior to the date of termination;
•
the executive will have the right to receive a pro-rated lump-sum payment equal to his annual cash bonus based on actual results for the year, payable at the same time as annual cash bonuses are paid to active employees;
•
we will accelerate vesting of all time-based equity, phantom equity and long-term cash incentive awards on the 60th day following the executive’s termination and will cause all performance-based equity, phantom equity and long-term cash incentive awards to continue in effect through the end of the applicable performance period and vest based on actual results as if the executive had remained employed through the end of the applicable performance period; and
•
we will pay the executive certain accrued obligations and certain obligations pursuant to the terms of employee benefit plans.

If our decision to terminate other than for Cause or by the executive for Good Reason occurs following a Change in Control (as defined in his Employment Agreement, the executive will generally be entitled to the same severance payments and benefits described above except that the pro-rated lump-sum payment for annual cash bonuses will be based on his highest annual cash bonus for the last three years, and the executive will be entitled to 36 months (in the case of the Chief Executive Officer) or 30 months (in the case of the Chief Financial Officer, Chief Operating Officer and General Counsel) of subsidized benefits continuation coverage.

11. Stockholders’ Equity

Cash Dividend — On February 8, 2023, our Board of Directors approved a cash dividend on our common stock in the amount of $0.08 per share to be paid on March 16, 2023 to holders of record as of March 2, 2023. The amount and timing of all future dividend payments, if any, are subject to the discretion of the Board of Directors and will depend upon business conditions, results of operations, financial condition, terms of our debt agreements and other factors. Our Board of Directors may, without advance notice, reduce or suspend our dividend to improve our financial flexibility and position our company for long-term success. There can be no assurance that we will pay a dividend in the future.

Share Repurchases and Acquisitions — In September 2013, our Board of Directors approved a stock buyback program. In October 2022, our Board of Directors approved an increase of the authorization under the stock buyback program to allow for an aggregate of $300 million of future share repurchases. All purchases executed to date have been through open market transactions. Purchases under the program are made at management’s discretion, at prevailing prices, subject to market conditions and other factors. Purchases may be made at any time without prior notice. There is no expiration date associated with the buyback program. As of December 31, 2022, we had remaining authorization to purchase approximately $243 million of our outstanding common stock under the stock buyback program. Shares of stock purchased under the buyback program are held as treasury shares.

We acquired shares of stock from employees during 2022, 2021 and 2020 that are accounted for as treasury stock. Certain of these shares were acquired to satisfy the exercise price and employees’ tax withholding obligations upon the exercise of stock options. The remainder of these shares were acquired to satisfy payroll withholding obligations upon the settlement of performance unit awards and the vesting of restricted stock units. These shares were acquired at fair market value. These acquisitions were made pursuant to the terms of the Patterson-UTI Energy, Inc. Amended and Restated 2014 Long-Term Incentive Plan, as amended (the “2014 Plan”) and the Patterson-UTI Energy, Inc. 2021 Long-Term Incentive Plan (the “2021 Plan”), and not pursuant to the stock buyback program. Upon the issuance of shares for the Pioneer acquisition in October 2021, we withheld shares with respect to Pioneer employees’ tax withholding obligations.

Treasury stock acquisitions during the years ended December 31, 2022, 2021 and 2020 were as follows (dollars in thousands):

	2022		2021		2020
	Shares	Cost	Shares	Cost	Shares	Cost
Treasury shares at beginning of period	84,128,995	$1,372,641	83,402,322	$1,366,313	77,336,387	$1,345,134
Purchases pursuant to stock buyback program	3,254,599	57,173	—	—	5,826,266	20,000
Acquisitions pursuant to long-term incentive plan	1,372,101	23,237	451,196	3,727	239,669	1,179
Purchases in connection with Pioneer acquisition	—	—	275,477	2,601	—	—
Other	3,027	28	—	—	—	—
Treasury shares at end of period	88,758,722	$1,453,079	84,128,995	$1,372,641	83,402,322	$1,366,313

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

12. Stock-based Compensation

We use share-based payments to compensate employees and non-employee directors. We recognize the cost of share-based payments under the fair-value-based method. Share-based awards include equity instruments in the form of stock options, restricted stock, or restricted stock units that have included service conditions and, in certain cases, performance conditions. Our share-based awards also include share-settled performance unit awards. Share-settled performance unit awards are accounted for as equity awards. In 2020, we granted performance-based cash-settled phantom units, which are accounted for as a liability classified award. We issue shares of common stock when vested stock options are exercised, when restricted stock is granted and after restricted stock units and share-settled performance unit awards vest.

On June 3, 2021, our stockholders approved the 2021 Plan. No additional awards will be granted under any of our previously existing plans after such date. The aggregate number of shares of Common Stock authorized for grant under the 2021 Plan is approximately 13.5 million, which includes approximately 4.9 million shares previously authorized for issuance under our 2014 Plan.

Our share-based compensation plans at December 31, 2022 are as follows:

	Shares	Shares Underlying	Shares
	Authorized	Awards	Available
Plan Name	for Grant	Outstanding	for Grant
2021 Plan	13,467,480	3,851,825	3,689,156
2014 Plan	—	3,588,486	—
Patterson-UTI Energy, Inc. 2005 Long-Term Incentive Plan, as amended	—	672,500	—

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

Options granted under the Patterson-UTI Energy, Inc. 2005 Long-Term Incentive Plan, as amended, and 2014 Plan typically vested over one year for non-employee directors and three years for employees. All options were granted with an exercise price equal to the fair market value of the related common stock at the time of grant.

Stock Options — We estimate the grant date fair values of stock options using the Black-Scholes-Merton valuation model. Volatility assumptions are based on the historic volatility of our common stock over the most recent period equal to the expected term of the options as of the date such options are granted. The expected term assumptions are based on our experience with respect to employee stock option activity. Dividend yield assumptions are based on the expected dividends at the time the options are granted. The risk-free interest rate assumptions are determined by reference to United States Treasury yields. No options were granted during the years ended December 31, 2022, 2021 and 2020.

Stock option activity for the year ended December 31, 2022 follows:

		Weighted Average
	Shares	Exercise Price Per Share
Outstanding at beginning of year	3,720,150	$20.93
Exercised	(640,000)	$16.20
Expired	(175,000)	$17.37
Outstanding at end of year	2,905,150	$22.19
Exercisable at end of year	2,905,150	$22.19

Options outstanding and exercisable at December 31, 2022 have an intrinsic value of approximately $0.1 million and a weighted-average remaining contractual term of 2.04 years. Additional information with respect to options granted, vested and exercised during the years ended December 31, 2022, 2021 and 2020 follows (in thousands, except per share data):

	2022	2021	2020
Weighted-average grant date fair value of stock options granted (per share)	NA	NA	NA
Aggregate grant date fair value of stock options vested during the year	$—	$89	$89
Aggregate intrinsic value of stock options exercised	$410	$—	$—

As of December 31, 2022, no options to purchase shares were outstanding and unvested.

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

Restricted stock unit activity for the year ended December 31, 2022 follows:

			Weighted Average
	Time	Performance	Grant Date Fair
	Based	Based	Value Per Share
Non-vested restricted stock units outstanding at beginning of year	3,044,719	359,315	$8.31
Granted	1,554,849	—	$17.37
Vested	(1,437,286)	—	$7.32
Forfeited	(71,436)	—	$13.15
Non-vested restricted stock units outstanding at end of year	3,090,846	359,315	$12.71

As of December 31, 2022, approximately 3.2 million non-vested restricted stock units outstanding are expected to vest. Additional information as of December 31, 2022 with respect to these non-vested restricted stock units follows (dollars in thousands):

Aggregate intrinsic value	$54,672
Weighted-average remaining vesting period	1.40 years
Unrecognized compensation cost	$25,998

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

The performance goals for the Performance Units are tied to our total shareholder return for the performance period as compared to total shareholder return for a peer group determined by the Compensation Committee. For the performance units granted in April 2021 and April 2022, the peer group also includes three market indices and one market index, respectively. These goals are considered to be market conditions under the relevant accounting standards and the market conditions were factored into the determination of the fair value of the respective Performance Units. Under the Performance Units granted beginning in April 2019, the recipients will receive the target number of shares if our total shareholder return during the performance period, when compared to the peer group, is at the 55th percentile. If our total shareholder return during the performance period, when compared to the peer group, is at the 75th percentile or higher, then the recipients will receive two times the target number of shares. If our total shareholder return during the performance period, when compared to the peer group, is at the 25th percentile, then the recipients will only receive one-half of the target number of shares. If our total shareholder return during the performance period, when compared to the peer group, is between the 25th and 55th percentile, or the 55th and 75th percentile, then the shares to be received by the recipients will be determined using linear interpolation for levels of achievement between these points.

Under the Performance Units granted beginning in April 2019, the payout shall not exceed the target number of shares if our absolute total shareholder return is negative or zero. Additionally, the Performance Units granted in April 2020 will not pay out if our total shareholder return is not equal to or greater than the total stockholder return of the S&P 500 Index for the performance period.

The total target number of shares with respect to the Performance Units for the years 2017-2022 is set forth below:

	2022	2021	2020	2019	2018	2017
	Performance	Performance	Performance	Performance	Performance	Performance
	Unit Awards	Unit Awards	Unit Awards	Unit Awards	Unit Awards	Unit Awards
Target number of shares	414,000	843,000	500,500	489,800	310,700	186,198

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

Because the Performance Units are share-settled awards, they are accounted for as equity awards and measured at fair value on the date of grant using a Monte Carlo simulation model. The fair value of the Performance Units is set forth below (in thousands):

	2022	2021	2020	2019	2018	2017
	Performance	Performance	Performance	Performance	Performance	Performance
	Unit Awards	Unit Awards	Unit Awards	Unit Awards	Unit Awards	Unit Awards
Aggregate fair value at date of grant	$10,743	$7,225	$826	$9,958	$8,004	$5,780

The weighted-average fair value calculations for performance units granted during the years ended December 31, 2022, 2021 and 2020 were based on the following weighted-average assumptions set forth below:

	2022	2021	2020
Risk-free interest rate (1)	2.9%	0.4%	0.4%
Expected stock volatility (2)	86.5%	83.2%	66.2%
Expected dividend yield (3)	1.0%	1.3%	7.7%
Expected term (in years)	3	3	3

(1)
The risk-free interest rate is based on U.S. Treasury securities for the expected term of the performance units.
(2)
Expected volatilities are based on the daily closing price of our stock based upon historical experience over a three-year period.
(3)
Expected dividend yield is based on the annualized dividend in effect on the measurement date and the stock price on the grant date.

These fair value amounts are charged to expense on a straight-line basis over the performance period. Compensation expense associated with the Performance Units is set forth below (in thousands):

	2022	2021	2020	2019	2018	2017
	Performance	Performance	Performance	Performance	Performance	Performance
	Unit Awards	Unit Awards	Unit Awards	Unit Awards	Unit Awards	Unit Awards
Year ended December 31, 2022	$2,686	$2,408	$275	$830	NA	NA
Year ended December 31, 2021	NA	$1,806	$275	$3,319	$667	NA
Year ended December 31, 2020	NA	NA	$206	$3,319	$2,668	$642

As of December 31, 2022, we had unrecognized compensation cost of $11.1 million related to our unvested Performance Units. The weighted-average remaining vesting period for these unvested Performance Units was 1.20 years as of December 31, 2022.

Dividends on Equity Awards – Dividend equivalents are paid or accrued on certain restricted stock units. These dividends are recognized as reductions of retained earnings for the portion of restricted stock units expected to vest.

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

Because the Phantom Units are cash-settled awards, they are accounted for as a liability classified award. The grant date fair value of the Phantom Units was $1.2 million. Compensation expense is recognized on a straight-line basis over the performance period, with the amount recognized fluctuating as a result of the Phantom Units being remeasured to fair value at the end of each reporting period due to their liability-award classification. We recognized $6.0 million, $1.8 million, and $0.6 million in compensation expense associated with the Phantom Units in 2022, 2021, and 2020, respectively.

13. Leases

ASC Topic 842 Leases

We have entered into operating leases for operating locations, corporate offices and certain operating equipment. These leases have remaining lease terms of approximately two months to eleven years as of December 31, 2022. Currently, we do not have any finance leases.

Lease expense consisted of the following for the years ended December 31, 2022, 2021, and 2020 (in thousands):

	Year Ended December 31,
	2022	2021	2020
Operating lease cost	$5,664	$4,984	$6,911
Short-term lease expense (1)	—	41	2
Total lease expense (2)	$5,664	$5,025	$6,913

(1)
Short-term lease expense represents expense related to leases with a contract term of one year or less.
(2)
Total lease expense is recorded in operating costs for the respective segments and within "selling, general and administrative" in our consolidated statements of operations.

Supplemental cash flow information related to leases for the years ended December 31, 2022, 2021 and 2020 is as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$6,858	$7,323	$11,576

Right of use assets obtained in exchange for lease obligations:
Operating leases	$6,530	$6,413	$1,763

Supplemental balance sheet information related to leases as of December 31, 2022 and 2021 is as follows:

	December 31, 2022	December 31, 2021
Weighted Average Remaining Lease Term:
Operating leases	6.1 years	4.8 years

Weighted Average Discount Rate:
Operating leases	4.1%	3.8%

Maturities of operating lease liabilities as of December 31, 2022 are as follows (in thousands):

Year ending December 31,
2023	$5,928
2024	5,114
2025	4,432
2026	3,785
2027	3,144
Thereafter	5,848
Total lease payments	28,251
Less imputed interest	(3,534)
Total	$24,717

14. Income Taxes

Income before income taxes for the United States for the year ended December 31, 2022 was $166 million. Loss before income taxes for the United States for the years ended December 31, 2021 and 2020 was $721 million and $917 million, respectively. Income before income taxes for non-U.S. jurisdictions for the years ended December 31, 2022 and 2021 was $2 million and $0.9 million, respectively. Loss before income taxes for non-U.S. jurisdictions for years ended December 31, 2020 was $14.2 million.

Components of the income tax provision applicable to federal, state and foreign income taxes for the years ended December 31, 2022, 2021 and 2020 are as follows (in thousands):

	2022	2021	2020
Federal income tax expense (benefit):
Current	$480	$—	$(1,977)
Deferred	11,820	(86,878)	(107,334)
	12,300	(86,878)	(109,311)
State income tax expense (benefit):
Current	2,647	144	225
Deferred	(4,896)	23,028	(17,949)
	(2,249)	23,172	(17,724)
Foreign income tax expense (benefit):
Current	2,750	134	(291)
Deferred	403	870	—
	3,153	1,004	(291)
Total income tax expense (benefit):
Current	5,877	278	(2,043)
Deferred	7,327	(62,980)	(125,283)
Total income tax expense (benefit)	$13,204	$(62,702)	$(127,326)

The difference between the statutory U.S. federal income tax rate and the effective income tax rate for the years ended December 31, 2022, 2021 and 2020 is summarized as follows:

	2022	2021	2020
Statutory tax rate	21.0%	21.0%	21.0%
State income taxes - net of the federal income tax benefit	3.0	3.0	1.7
State deferred tax remeasurement	9.4	(0.8)	—
Goodwill impairment	—	—	(8.2)
Valuation allowance	(33.4)	(13.3)	(0.2)
U.S. impact of foreign operations	1.3	—	—
Effect of foreign taxes	1.6	(0.1)	(0.1)
Non-deductible compensation	4.3	(0.3)	—
Share-based compensation	(1.9)	(0.3)	(0.5)
Non-deductible expenses	1.2	(0.2)	(0.1)
Other differences, net	1.4	(0.3)	0.1
Effective tax rate	7.9%	8.7%	13.7%

Our effective income tax rate fluctuates based on, among other factors, changes in pre-tax income in countries with varying statutory tax rates, changes in valuation allowances, and the impacts of various other permanent adjustments.

The ability to recognize a portion of our U.S. federal and state net operating losses resulted in a significant impact, through changes in valuation allowances, in our effective tax rate for the year ended December 31, 2022. This benefit was partly offset by state and local income taxes and various other permanent adjustments.

The tax effect of temporary differences and tax attributes representing deferred tax assets and liabilities at December 31, 2022 and 2021 are as follows (in thousands):

	2022	2021
Deferred tax assets:
Net operating loss carryforwards	$382,936	$457,362
Tax credits	4,222	4,453
Expense associated with stock options and restricted stock	8,178	9,364
Workers’ compensation allowance	15,770	14,833
Other deferred tax asset	25,020	26,483
	436,126	512,495
Less:
Allowance to reduce deferred tax asset to expected realizable value	(91,685)	(189,737)
Total deferred tax assets	344,441	322,758
Deferred tax liabilities:
Property and equipment basis difference	(355,129)	(335,980)
Other	(14,840)	(12,037)
Total deferred tax liabilities	(369,969)	(348,017)
Net deferred tax liability	$(25,528)	$(25,259)

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized, and when necessary, valuation allowances are provided. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. We assess the realizability of our deferred tax assets quarterly and consider carryback availability, the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. During 2022, we reduced the valuation allowance against our net deferred tax assets by $98.1 million, which primarily related to U.S. federal and state activity.

For income tax purposes, we have approximately $1.4 billion of gross U.S. federal net operating losses, approximately $48.3 million of gross Canadian net operating losses, approximately $18.8 million of gross Colombian net operating losses and approximately $1.0 billion of post-apportionment U.S. state net operating losses as of December 31, 2022, before valuation allowances. The majority of U.S. federal net operating losses will expire in varying amounts, if unused, between 2030 and 2037. U.S. federal net operating losses generated after 2017 can be carried forward indefinitely. Canadian net operating losses will expire in varying amounts, if unused, between 2037 and 2042. Colombian net operating losses will expire in varying amounts, if unused, between 2028 and 2032. U.S. state net operating losses will expire in varying amounts, if unused, between 2023 and 2042.

As of December 31, 2022, we had no unrecognized tax benefits. We have established a policy to account for interest and penalties related to uncertain income tax positions as operating expenses. As of December 31, 2022, the tax years ended December 31, 2014 through December 31, 2021 are open for examination by U.S. taxing authorities. As of December 31, 2022, the tax years ended December 31, 2015 through December 31, 2021 are open for examination by Canadian taxing authorities. As of December 31, 2022, the tax years ended December 31, 2017 through December 31, 2021 are open for examination by Colombian taxing authorities.

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

15. Earnings Per Share

We provide a dual presentation of our net income (loss) per common share in our consolidated statements of operations: basic net income (loss) per common share (“Basic EPS”) and diluted net income (loss) per common share (“Diluted EPS”).

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

The following table presents information necessary to calculate net income (loss) per share for the years ended December 31, 2022, 2021 and 2020, as well as potentially dilutive securities excluded from the weighted average number of diluted common shares outstanding because their inclusion would have been anti-dilutive (in thousands, except per share amounts):

	2022	2021	2020
BASIC EPS:
Net income (loss) from continuing operations attributed to common stockholders	$154,658	$(657,079)	$(803,692)
Net income from discontinued operations attributed to common stockholders	$—	$2,534	$—
Net income (loss) attributed to common stockholders	$154,658	$(654,545)	$(803,692)
Weighted average number of common shares outstanding, excluding non-vested shares of restricted stock	215,935	195,021	188,013
Basic income (loss) from continuing operations per common share	$0.72	$(3.37)	$(4.27)
Basic income from discontinued operations per common share	$—	$0.01	$—
Basic net income (loss) per common share	$0.72	$(3.36)	$(4.27)

DILUTED EPS:
Net income (loss) from continuing operations attributed to common stockholders	$154,658	$(657,079)	$(803,692)
Net income from discontinued operations attributed to common stockholders	$—	$2,534	$—
Net income (loss) attributed to common stockholders	$154,658	$(654,545)	$(803,692)
Weighted average number of common shares outstanding, excluding non-vested shares of restricted stock	219,496	195,021	188,013
Diluted income (loss) from continuing operations per common share	$0.70	$(3.37)	$(4.27)
Diluted income from discontinued operations per common share	$—	$0.01	$—
Diluted net income (loss) per common share	$0.70	$(3.36)	$(4.27)
Potentially dilutive securities excluded as anti-dilutive	3,541	9,551	8,747

16. Employee Benefits

We maintain a 401(k) plan for all eligible employees. Our operating results include expenses of approximately $11.0 million in 2022, $7.6 million in 2021 and $7.7 million in 2020 for our contributions to the plan.

17. Business Segments

At December 31, 2022, we had three reportable business segments: (i) contract drilling of oil and natural gas wells, (ii) pressure pumping services and (iii) directional drilling services. Each of these segments represents a distinct type of business and has a separate management team that reports to our chief operating decision maker. The results of operations in these segments are regularly reviewed by the chief operating decision maker for purposes of determining resource allocation and assessing performance. We also disclose our identifiable assets for these segments, which are primarily comprised of long-lived assets.

Our acquisition of Pioneer in 2021 expanded our geographic footprint into Latin America with the addition of eight SCR drilling rigs in Colombia. Property and equipment, net and revenue for our domestic and international operations for the years ended December 31, 2022, 2021 and 2020 are as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020
Property and equipment, net:
United States (1)	$2,213,242	$2,292,448	$2,761,041
Colombia (2)	47,334	39,307	—
Property and equipment, net	$2,260,576	$2,331,755	$2,761,041

Revenue:
United States (1)	$2,577,471	$1,341,330	$1,124,249
Colombia (2)	70,121	15,751	—
Total revenues	$2,647,592	$1,357,081	$1,124,249

(1)
Our Canadian operations in 2021 and 2020 were included in the United States amounts as they were not material individually. In April 2022, we substantially completed our exit from our Canadian operations.
(2)
Our Colombian operations are included as part of our contract drilling segment.

Contract Drilling — We market our contract drilling services to major and independent oil and natural gas operators. As of December 31, 2022, we had 184 marketed land-based drilling rigs in the continental United States and eight in Colombia.

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

Major Customer — During 2022, one customer accounted for approximately $476 million or 18% of our consolidated operating revenues. These revenues in 2022 were earned in our contract drilling, pressure pumping, and directional drilling businesses. During 2021, one customer accounted for approximately $216 million or 16% of our consolidated operating revenues. These revenues were earned in both our contract drilling and pressure pumping businesses. No single customer accounted for more than 10% of our consolidated revenues in 2020.

The following tables summarize selected financial information relating to our business segments (in thousands):

	Year Ended December 31,
	2022	2021	2020
Revenues:
Contract drilling	$1,329,092	$667,918	$670,357
Pressure pumping	1,022,413	523,756	336,111
Directional drilling	216,498	111,481	73,356
Other operations (1)	117,607	75,505	57,962
Elimination of intercompany revenues - Contract drilling (2)	(12,420)	(3,888)	(1,231)
Elimination of intercompany revenues - Other operations (2)	(25,598)	(17,691)	(12,306)
Total revenues	$2,647,592	$1,357,081	$1,124,249

Income (loss) before income taxes:
Contract drilling	$140,239	$(423,029)	$(543,438)
Pressure pumping	134,103	(118,863)	(166,666)
Directional drilling	15,534	(35,301)	(40,612)
Other operations	7,810	(9,905)	(41,685)
Corporate	(86,655)	(92,152)	(94,251)
Credit loss expense	—	1,500	(5,606)
Interest income	360	222	1,254
Interest expense	(40,256)	(41,978)	(40,770)
Other	(3,273)	(275)	756
Income (loss) before income taxes	$167,862	$(719,781)	$(931,018)

Depreciation, depletion, amortization and impairment:
Contract drilling	$337,513	$618,879	$433,771
Pressure pumping	98,162	159,305	152,630
Directional drilling	15,428	40,270	36,504
Other operations	27,671	24,865	41,511
Corporate	5,171	5,859	6,494
Total depreciation, depletion, amortization and impairment	$483,945	$849,178	$670,910

Capital expenditures:
Contract drilling	$255,634	$109,894	$105,037
Pressure pumping	137,935	34,676	21,678
Directional drilling	16,598	8,591	4,681
Other operations	25,504	11,638	12,378
Corporate	1,126	1,521	1,707
Total capital expenditures	$436,797	$166,320	$145,481

Identifiable assets:
Contract drilling	$2,197,137	$2,169,501	$2,315,318
Pressure pumping	541,975	458,202	486,702
Directional drilling	121,111	87,285	107,807
Other operations	93,947	85,932	88,676
Corporate (3)	189,653	156,928	300,566
Total assets	$3,143,823	$2,957,848	$3,299,069

(1)
Other operations includes our oilfield rentals business, drilling equipment service business, the electrical controls and automation business and our oil and natural gas working interests.
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

We believe we have placed our demand deposits and temporary cash investments with high credit-quality financial institutions. At December 31, 2022 and 2021, our demand deposits and temporary cash investments consisted of the following (in thousands):

	2022	2021
Deposits in FDIC and SIPC-insured institutions under insurance limits	$601	$2,043
Deposits in FDIC and SIPC-insured institutions over insurance limits	149,769	125,405
Deposits in foreign banks	6,406	9,342
	156,776	136,790
Less outstanding checks and other reconciling items	(19,223)	(19,266)
Cash and cash equivalents	$137,553	$117,524

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

The estimated fair value of our outstanding debt balances as of December 31, 2022 and 2021 is set forth below (in thousands):

	December 31, 2022		December 31, 2021
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
3.95% Senior Notes	$488,505	$431,556	$509,505	$511,652
5.15% Senior Notes	347,900	313,164	349,250	359,142
Total debt	$836,405	$744,720	$858,755	$870,794

The fair values of the 3.95% Senior Notes and the 5.15% Senior Notes at December 31, 2022 and December 31, 2021 are based on quoted market prices, which are considered Level 1 fair value estimates in the fair value hierarchy of fair value accounting. The fair values of the 3.95% Senior Notes implied a 6.69% market rate of interest at December 31, 2022 and the 3.87% market rate of interest at December 31, 2021, based on their quoted market prices. The fair values of the 5.15% Senior Notes implied a 7.01% market rate of interest at December 31, 2022 and the 4.72% market rate of interest at December 31, 2021, based on their quoted market prices.

20. Restructuring Expenses

During the second quarter of 2020, we implemented a restructuring plan to improve operating margins, achieve operational efficiencies and reduce indirect support costs. The restructuring included workforce reductions, changes to management structure and facility consolidations and closures. We recorded $38.3 million of charges associated with this plan in the second quarter of 2020. There were no restructuring charges in the comparable periods of 2022 and 2021. We completed the restructuring plan during the third quarter of 2020 and did not incur additional expenses related to the plan.

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

The right-of-use asset abandonments related to facility and equipment right-of-use assets abandoned as a result of restructuring.

The following table presents restructuring expenses by reportable segment for the year ended December 31, 2020 (in thousands):

	Contract Drilling	Pressure Pumping	Directional Drilling	Other Operations	Corporate	Total
Severance costs	$1,821	$3,460	$503	$501	$215	$6,500
Contract termination costs	—	20,373	—	—	—	20,373
Other exit costs	523	194	827	—	—	1,544
Right-of-use asset abandonments	86	7,304	1,845	—	686	9,921
Total	$2,430	$31,331	$3,175	$501	$901	$38,338

PATTERSON-UTI ENERGY, INC. AND SUBSIDIARIES

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

		Charged to
	Beginning	Costs and		Ending
Description	Balance	Expenses	Deductions (1)	Balance
	(In thousands)
Year Ended December 31, 2022
Deducted from asset accounts:
Allowance for credit losses	$8,493	$—	$(5,618)	$2,875
Year Ended December 31, 2021
Deducted from asset accounts:
Allowance for credit losses	$10,842	$(1,500)	$(849)	$8,493
Year Ended December 31, 2020
Deducted from asset accounts:
Allowance for credit losses	$6,516	$5,606	$(1,280)	$10,842

(1)
Consists of uncollectible accounts written-off.

S-1

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Patterson-UTI Energy, Inc. has duly caused this Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

PATTERSON-UTI ENERGY, INC.

By:	/s/ William Andrew Hendricks, Jr.
William Andrew Hendricks, Jr.
President and Chief Executive Officer

Date: February 13, 2023

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on Form 10-K has been signed by the following persons on behalf of Patterson-UTI Energy, Inc. and in the capacities indicated as of February 13, 2023.

Signature	Title

/s/ Curtis W. Huff	Chairman of the Board
Curtis W. Huff

/s/ William Andrew Hendricks, Jr.	President, Chief Executive Officer
William Andrew Hendricks, Jr.	and Director
(Principal Executive Officer)

/s/ C. Andrew Smith	Executive Vice President and
C. Andrew Smith	Chief Financial Officer
(Principal Financial and Accounting Officer)

/s/ Tiffany Thom Cepak	Director
Tiffany Thom Cepak

/s/ Michael W. Conlon	Director
Michael W. Conlon

/s/ Terry H. Hunt	Director
Terry H. Hunt

/s/ Cesar Jaime	Director
Cesar Jaime

/s/ Janeen S. Judah	Director
Janeen S. Judah

/s/ Julie J. Robertson	Director
Julie J. Robertson

S-2