Form 10-Q
period 2023-03-31
PATTERSON UTI ENERGY INC
filed 2023-05-01
CIK 889900

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

or

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

208,247,403 shares of common stock, $0.01 par value, as of April 26, 2023.

PATTERSON-UTI ENERGY, INC. AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION

ITEM 1. Financial Statements

The following unaudited condensed consolidated financial statements include all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented.

PATTERSON-UTI ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited, in thousands, except share data)

	March 31,	December 31,
	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$157,218	$137,553
Accounts receivable, net of allowance for credit losses of $2,881 and $2,875 at March 31, 2023 and December 31, 2022, respectively	493,038	565,520
Federal and state income taxes receivable	525	399
Inventory	65,275	58,038
Other current assets	64,212	67,909
Total current assets	780,268	829,419
Property and equipment, net	2,253,468	2,260,576
Right of use asset	19,897	20,841
Intangible assets, net	5,488	5,845
Deposits on equipment purchases	19,123	13,051
Other	10,531	10,881
Deferred tax assets, net	3,570	3,210
Total assets	$3,092,345	$3,143,823
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$271,442	$237,056
Federal and state income taxes payable	6,290	4,644
Accrued liabilities	204,047	304,143
Lease liability	5,045	5,123
Total current liabilities	486,824	550,966
Long-term lease liability	18,390	19,594
Long-term debt, net of debt discount and issuance costs of $5,204 and $5,468 at March 31, 2023 and December 31, 2022, respectively	822,196	830,937
Deferred tax liabilities, net	47,401	28,738
Other	44,577	48,065
Total liabilities	1,419,388	1,478,300
Commitments and contingencies (see Note 8)
Stockholders' equity:
Preferred stock, par value $0.01; authorized 1,000,000 shares, no shares issued	—	—
Common stock, par value $0.01; authorized 400,000,000 shares with 302,414,610 and 302,325,853 issued and 208,026,771 and 213,567,131 outstanding at March 31, 2023 and December 31, 2022, respectively	3,024	3,023
Additional paid-in capital	3,202,214	3,202,973
Retained deficit	(4,895)	(87,394)
Accumulated other comprehensive income	—	—
Treasury stock, at cost, 94,387,839 and 88,758,722 shares at March 31, 2023 and December 31, 2022, respectively	(1,527,386)	(1,453,079)
Total stockholders' equity	1,672,957	1,665,523
Total liabilities and stockholders' equity	$3,092,345	$3,143,823

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PATTERSON-UTI ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited, in thousands, except per share data)

	Three Months Ended
	March 31,
	2023	2022
Operating revenues:
Contract drilling	$419,026	$256,640
Pressure pumping	293,268	189,590
Directional drilling	56,263	43,334
Other	23,245	19,811
Total operating revenues	791,802	509,375
Operating costs and expenses:
Contract drilling	230,358	176,706
Pressure pumping	220,116	157,468
Directional drilling	48,046	36,954
Other	14,139	12,084
Depreciation, depletion, amortization and impairment	128,180	116,938
Selling, general and administrative	30,566	27,461
Merger and integration expenses	—	1,863
Other operating income, net	(5,566)	(1,218)
Total operating costs and expenses	665,839	528,256
Operating income (loss)	125,963	(18,881)

Other income (expense):
Interest income	1,240	15
Interest expense, net of amount capitalized	(8,826)	(10,565)
Other	1,486	1,582
Total other expense	(6,100)	(8,968)

Income (loss) before income taxes	119,863	(27,849)

Income tax expense	20,185	928

Net income (loss)	$99,678	$(28,777)

Net income (loss) per common share:
Basic	$0.47	$(0.13)
Diluted	$0.46	$(0.13)

Weighted average number of common shares outstanding:
Basic	212,089	215,267
Diluted	215,866	215,267
Cash dividends per common share	$0.08	$0.04

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PATTERSON-UTI ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(unaudited, in thousands)

	Three Months Ended
	March 31,
	2023	2022
Net income (loss)	$99,678	$(28,777)
Other comprehensive income (loss):
Foreign currency translation adjustment, net of taxes of $0 for all periods	—	115
Total comprehensive income (loss)	$99,678	$(28,662)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PATTERSON-UTI ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(unaudited, in thousands)

	Common Stock		Additional		Accumulated Other
	Number of		Paid-in	Retained	Comprehensive	Treasury
	Shares	Amount	Capital	Deficit	Income	Stock	Total
Balance, December 31, 2022	302,326	$3,023	$3,202,973	$(87,394)	$—	$(1,453,079)	$1,665,523
Net income	—	—	—	99,678	—	—	99,678
Vesting of restricted stock units	89	1	(1)	—	—	—	—
Stock-based compensation	—	—	(758)	—	—	—	(758)
Payment of cash dividends ($0.08 per share)	—	—	—	(16,916)	—	—	(16,916)
Dividend equivalents	—	—	—	(263)	—	—	(263)
Purchase of treasury stock	—	—	—	—	—	(74,307)	(74,307)
Balance, March 31, 2023	302,415	$3,024	$3,202,214	$(4,895)	$—	$(1,527,386)	$1,672,957

	Common Stock		Additional		Accumulated Other
	Number of		Paid-in	Retained	Comprehensive	Treasury
	Shares	Amount	Capital	Deficit	Income	Stock	Total
Balance, December 31, 2021	299,269	$2,993	$3,171,536	$(198,316)	$5,915	$(1,372,641)	$1,609,487
Net loss	—	—	—	(28,777)	—	—	(28,777)
Foreign currency translation adjustment	—	—	—	—	115	—	115
Vesting of restricted stock units	150	1	(1)	—	—	—	—
Stock-based compensation	—	—	4,642	—	—	—	4,642
Payment of cash dividends ($0.04 per share)	—	—	—	(8,611)	—	—	(8,611)
Dividend equivalents	—	—	—	(144)	—	—	(144)
Purchase of treasury stock	—	—	—	—	—	(13)	(13)
Balance, March 31, 2022	299,419	$2,994	$3,176,177	$(235,848)	$6,030	$(1,372,654)	$1,576,699

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PATTERSON-UTI ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Three Months Ended
	March 31,
	2023	2022
Cash flows from operating activities:
Net income (loss)	$99,678	$(28,777)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion, amortization and impairment	128,180	116,938
Dry holes and abandonments	68	117
Deferred income tax expense	18,303	404
Stock-based compensation	(758)	4,642
Net (gain) loss on asset disposals	538	(1,113)
Gain on early debt extinguishment	(1,112)	—
Amortization of debt discount and issuance costs	396	400
Changes in operating assets and liabilities:
Accounts receivable	72,482	(21,252)
Income taxes receivable/payable	1,520	442
Inventory and other assets	(3,176)	3,179
Accounts payable	24,329	13,958
Accrued liabilities	(101,080)	(56,199)
Other liabilities	(5,019)	935
Net cash provided by operating activities	234,349	33,674

Cash flows from investing activities:
Purchases of property and equipment	(117,601)	(94,828)
Proceeds from disposal of assets	1,263	3,576
Other	(7)	(2,116)
Net cash used in investing activities	(116,345)	(93,368)

Cash flows from financing activities:
Purchases of treasury stock	(73,586)	(13)
Dividends paid	(16,916)	(8,611)
Repayment of senior notes	(7,837)	—
Net cash used in financing activities	(98,339)	(8,624)
Effect of foreign exchange rate changes on cash	—	(942)
Net increase (decrease) in cash and cash equivalents	19,665	(69,260)
Cash and cash equivalents at beginning of period	137,553	117,524
Cash and cash equivalents at end of period	$157,218	$48,264

Supplemental disclosure of cash flow information:
Net cash received (paid) during the period for:
Interest, net of capitalized interest of $351 in 2023 and $146 in 2022	$(8,871)	$(10,574)
Income taxes	(335)	(148)
Non-cash investing and financing activities:
Net increase in payables for purchases of property and equipment	$10,057	$2,866
Net increase in deposits on equipment purchases	(6,072)	(6,046)

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

The unaudited interim condensed consolidated financial statements have been prepared by us pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been omitted pursuant to such rules and regulations, although we believe the disclosures included either on the face of the financial statements or herein are sufficient to make the information presented not misleading. In the opinion of management, all recurring adjustments considered necessary for a fair statement of the information in conformity with GAAP have been included. The unaudited condensed consolidated balance sheet as of December 31, 2022, as presented herein, was derived from our audited consolidated balance sheet but does not include all disclosures required by GAAP. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022. The results of operations for the three months ended March 31, 2023 are not necessarily indicative of the results to be expected for the full year.

Recently Adopted Accounting Standards — In October 2021, the FASB issued an accounting standards update, which requires contract assets and contract liabilities (i.e., deferred revenue) acquired in a business combination to be recognized and measured by the acquirer on the acquisition date in accordance with ASC 606, Revenue from Contracts with Customers. Generally, this new guidance will result in the acquirer recognizing contract assets and contract liabilities at the same amounts recorded by the acquiree. Historically, such amounts were recognized by the acquirer at fair value in acquisition accounting. The amendments should be applied prospectively to acquisitions occurring on or after the effective date. The amendments in the update are effective for public business entities for fiscal years beginning after December 15, 2022, with early adoption permitted. We adopted this new guidance on January 1, 2023, and there was no material impact on our consolidated financial statements.

Recently Issued Accounting Standards —In March 2020, the FASB issued an accounting standards update to provide temporary optional expedients that simplify the accounting for contract modifications to existing debt agreements expected to arise from the market transition from LIBOR to alternative reference rates. The amendments in the update are effective as of March 12, 2020 through December 31, 2022 and may be applied to contract modifications from the beginning of an interim period that includes or is subsequent to March 12, 2020. In December 2022, the FASB issued an update, which deferred the sunset date to December 31, 2024. We do not expect this new guidance will have a material impact on our consolidated financial statements.

2. Revenues

ASC Topic 606 Revenue from Contracts with Customers

Revenue is recognized based on our customers’ ability to benefit from our services in an amount that reflects the consideration we expect to receive in exchange for those services. This typically happens when the service is performed. Services that primarily generate our earned revenue include the operating business segments of contract drilling, pressure pumping and directional drilling, which comprise our reportable segments. We also derive revenues from our other operations, which include our operating business segments of oilfield rentals, equipment servicing, electrical controls and automation, and oil and natural gas working interests. For more information on our business segments, including disaggregated revenue recognized from contracts with customers, see Note 13.

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

Operating Lease Revenue — Lease income from equipment that we lease to others is recognized on a straight-line basis over the lease term. Lease income recognized during the three months ended March 31, 2023 and 2022 was not material.

Accounts Receivable and Contract Liabilities

Accounts receivable is our right to consideration once it becomes unconditional. Payment terms typically range from 30 to 60 days.

Accounts receivable balances were $489 million and $561 million as of March 31, 2023 and December 31, 2022, respectively. These balances do not include amounts related to our oil and gas working interests as those contracts are excluded from Topic 606. Accounts receivable balances are included in “Accounts receivable” in our unaudited condensed consolidated balance sheets.

We do not have any significant contract asset balances. Contract liabilities include prepayments received from customers prior to the requested services being completed. Once the services are complete and have been invoiced, the prepayment is applied against the customer’s account to offset the accounts receivable balance. Also included in contract liabilities are payments received from customers for reactivation or initial mobilization of newly constructed or upgraded rigs that were moved on location to the initial well site. These payments are allocated to the overall performance obligation and amortized over the initial term of the contract. Total contract liability balances were $67.9 million and $147.8 million as of March 31, 2023 and December 31, 2022, respectively. We recognized $81.3 million of revenue in the three months ended March 31, 2023 that was included in the contract liability balance at the beginning of the period. Revenue related to our contract liabilities balance is expected to be recognized through 2026. The $34.1 million current portion of our contract liability balance is included in “Accrued liabilities” and $33.8 million noncurrent portion of our contract liability balance is included in “Other” in our unaudited condensed consolidated balance sheets.

Contract Costs

Costs incurred for newly constructed rigs or rig upgrades based on a contract with a customer are considered capital improvements and are capitalized to drilling equipment and depreciated over the estimated useful life of the asset.

Remaining Performance Obligations

We maintain a backlog of commitments for contract drilling services under term contracts, which we define as contracts with a duration of six months or more. Our contract drilling backlog in the United States as of March 31, 2023 was approximately $890 million. Approximately 26% of the total contract drilling backlog in the United States at March 31, 2023 is reasonably expected to remain at March 31, 2024. We generally calculate our backlog by multiplying the dayrate under our term drilling contracts by the number of days remaining under the contract. The calculation does not include any revenues related to fees for other services such as for mobilization, other than initial mobilization, demobilization and customer reimbursables, nor does it include potential reductions in rates for unscheduled standby or during periods in which the rig is moving or incurring maintenance and repair time in excess of what is permitted under the drilling contract. For contracts that contain variable dayrate pricing, our backlog calculation uses the dayrate in effect for periods where the dayrate is fixed, and, for periods that remain subject to variable pricing, uses commodity pricing or other related indices in effect at March 31, 2023. In addition, our term drilling contracts are generally subject to termination by the customer on short notice and provide for an early termination payment to us in the event that the contract is terminated by the customer. For contracts on which we have received notice for the rig to be placed on standby, our backlog calculation uses the standby rate for the period over which we expect to receive the standby rate. For contracts on which we have received an early termination notice, our backlog calculation includes the early termination rate, instead of the dayrate, for the period over which we expect to receive the lower rate. Please see “Our Current Backlog of Contract Drilling Revenue May Decline and May Not Ultimately Be Realized, as Fixed-Term Contracts May in Certain Instances Be Terminated Without an Early Termination Payment” included in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

3. Inventory

Inventory consisted of the following at March 31, 2023 and December 31, 2022 (in thousands):

	March 31, 2023	December 31, 2022
Finished goods	$1,674	$28
Work-in-process	3,020	2,341
Raw materials and supplies	60,581	55,669
Inventory	$65,275	$58,038

4. Other Current Assets

Other current assets consisted of the following at March 31, 2023 and December 31, 2022 (in thousands):

	March 31, 2023	December 31, 2022
Workers' compensation receivable	$35,061	$34,632
Prepaid expenses	7,923	11,960
Other	21,228	21,317
Other current assets	$64,212	$67,909

5. Property and Equipment

Property and equipment consisted of the following at March 31, 2023 and December 31, 2022 (in thousands):

	March 31, 2023	December 31, 2022
Equipment	$7,611,612	$7,551,099
Oil and natural gas properties	236,699	236,156
Buildings	176,330	175,212
Land	23,610	23,610
Total property and equipment	8,048,251	7,986,077
Less accumulated depreciation, depletion, amortization and impairment	(5,794,783)	(5,725,501)
Property and equipment, net	$2,253,468	$2,260,576

On a periodic basis, we evaluate our fleet of drilling rigs for marketability based on the condition of inactive rigs, expenditures that would be necessary to bring inactive rigs to working condition and the expected demand for drilling services by rig type. The components comprising rigs that will no longer be marketed are evaluated, and those components with continuing utility to our other marketed rigs are transferred to other rigs or to our yards to be used as spare equipment. The remaining components of these rigs are abandoned. We had no impairment related to the marketability or condition of our drilling rigs during the three months ended March 31, 2023.

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

6. Accrued Liabilities

Accrued liabilities consisted of the following at March 31, 2023 and December 31, 2022 (in thousands):

	March 31, 2023	December 31, 2022
Salaries, wages, payroll taxes and benefits	$41,917	$73,308
Workers' compensation liability	66,122	67,853
Property, sales, use and other taxes	13,876	10,119
Insurance, other than workers' compensation	3,738	3,644
Accrued interest payable	10,081	10,522
Deferred revenue	34,058	110,215
Other	34,255	28,482
Accrued liabilities	$204,047	$304,143

7. Long-Term Debt

Long-term debt consisted of the following at March 31, 2023 and December 31, 2022 (in thousands):

	March 31, 2023	December 31, 2022
3.95% Senior Notes	$482,505	$488,505
5.15% Senior Notes	344,895	347,900
	827,400	836,405
Less deferred financing costs and discounts	(5,204)	(5,468)
Total	$822,196	$830,937

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

The Credit Agreement is a committed senior unsecured revolving credit facility that permits aggregate borrowings of up to $600 million, including a letter of credit facility that, at any time outstanding, is limited to $100 million and a swing line facility that, at any time outstanding, is limited to the lesser of $50 million and the amount of the swing line provider’s unused commitment. Subject to customary conditions, we may request that the lenders’ aggregate commitments be increased by up to $300 million, not to exceed total commitments of $900 million.

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

Loans under the Credit Agreement bear interest by reference, at our election, to the SOFR rate or base rate. The applicable margin on SOFR rate loans varies from 1.00% to 2.00% and the applicable margin on base rate loans varies from 0.00% to 1.00%, in each case determined based on our credit rating. As of March 31, 2023, the applicable margin on SOFR rate loans was 1.75% and the applicable margin on base rate loans was 0.75%. A letter of credit fee is payable by us equal to the applicable margin for SOFR rate loans times the daily amount available to be drawn under outstanding letters of credit. The commitment fee rate payable to the lenders varies from 0.10% to 0.30% based on our credit rating.

None of our subsidiaries are currently required to be a guarantor under the Credit Agreement. However, if any subsidiary guarantees or incurs debt in excess of the Priority Debt Basket (as defined in the Credit Agreement), such subsidiary is required to become a guarantor under the Credit Agreement.

The Credit Agreement contains representations, warranties, affirmative and negative covenants and events of default and associated remedies that we believe are customary for agreements of this nature, including certain restrictions on our ability and the ability of each of our subsidiaries to incur debt and grant liens. If our credit rating is below investment grade at both Moody’s and S&P, we will become subject to a restricted payment covenant, which would require us to have a Pro Forma Debt Service Coverage Ratio (as defined in the Credit Agreement) greater than or equal to 1.50 to 1.00 immediately before and immediately after making any restricted payment. Restricted payments include, among other things, dividend payments, repurchases of our common stock, distributions to holders of our common stock or any other payment or other distribution to third parties on account of our or our subsidiaries’ equity interests. Our credit rating is currently investment grade at one of the two ratings agencies. The Credit Agreement also requires that our total debt to capitalization ratio, expressed as a percentage, not exceed 50%. The Credit Agreement generally defines the total debt to capitalization ratio as the ratio of (a) total borrowed money indebtedness to (b) the sum of such indebtedness plus consolidated net worth, with consolidated net worth determined as of the end of the most recently ended fiscal quarter. We were in compliance with these covenants at March 31, 2023.

As of March 31, 2023, we had no borrowings outstanding under our revolving credit facility. We had no letters of credit outstanding under the Credit Agreement at March 31, 2023 and, as a result, had available borrowing capacity of $600 million at that date.

2015 Reimbursement Agreement — On March 16, 2015, we entered into a Reimbursement Agreement (the “Reimbursement Agreement”) with The Bank of Nova Scotia (“Scotiabank”), pursuant to which we may from time to time request that Scotiabank issue an unspecified amount of letters of credit. As of March 31, 2023, we had $65.0 million in letters of credit outstanding under the Reimbursement Agreement.

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

During the first quarter of 2023, we elected to repurchase portions of our 2028 Notes and 2029 Notes in the open market. The principal amounts retired through these transactions totaled $6.0 million of our 2028 Notes and $3.0 million of our 2029 Notes, plus accrued interest. We recorded corresponding gains on the extinguishment of these amounts totaling $0.8 million and $0.3 million, respectively, net of the proportional write-off of associated deferred financing costs and original issuance discounts. These gains are included in “Interest expense, net of amount capitalized” in our unaudited condensed consolidated statements of operations.

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

Debt issuance costs — Debt issuance costs, except those related to line-of-credit arrangements, are presented in the balance sheet as a direct reduction of the carrying amount of the related debt. Debt issuance costs related to line-of-credit arrangements are included in “Other non-current assets” in our unaudited condensed consolidated balance sheets. Amortization of debt issuance costs is reported as interest expense.

Presented below is a schedule of the principal repayment requirements of long-term debt as of March 31, 2023 (in thousands):

Year ending December 31,
2023	$—
2024	—
2025	—
2026	—
2027	—
Thereafter	827,400
Total	$827,400

8. Commitments and Contingencies

As of March 31, 2023, we maintained letters of credit in the aggregate amount of $65.0 million primarily for the benefit of various insurance companies as collateral for retrospective premiums and retained losses which could become payable under the terms of the underlying insurance contracts. These letters of credit expire annually at various times during the year and are typically renewed. As of March 31, 2023, no amounts had been drawn under the letters of credit.

As of March 31, 2023, we had commitments to purchase major equipment totaling approximately $129 million for our contract drilling, pressure pumping, directional drilling and oilfield rentals businesses.

Our pressure pumping business has entered into agreements to purchase minimum quantities of proppants and chemicals from certain vendors. As of March 31, 2023, the remaining minimum obligation under these agreements was approximately $17.5 million, of which approximately $14.5 million and $3.0 million relate to the remainder of 2023 and 2024, respectively.

We are party to various legal proceedings arising in the normal course of our business. We do not believe that the outcome of these proceedings, either individually or in the aggregate, will have a material adverse effect on our financial condition, cash flows or results of operations.

9. Stockholders’ Equity

Cash Dividend — On April 26, 2023, our Board of Directors approved a cash dividend on our common stock in the amount of $0.08 per share to be paid on June 15, 2023 to holders of record as of June 1, 2023. The amount and timing of all future dividend payments, if any, are subject to the discretion of the Board of Directors and will depend upon business conditions, results of operations, financial condition, terms of our debt agreements and other factors. Our Board of Directors may, without advance notice, reduce or suspend our dividend to improve our financial flexibility and position our company for long-term success. There can be no assurance that we will pay a dividend in the future.

Share Repurchases and Acquisitions — In September 2013, our Board of Directors approved a stock buyback program. In October 2022, our Board of Directors approved an increase of the authorization under the stock buyback program to allow for an aggregate of $300 million of future share repurchases. All purchases executed to date have been through open market transactions. Purchases under the buyback program are made at management’s discretion, at prevailing prices, subject to market conditions and other factors. Purchases may be made at any time without prior notice. There is no expiration date associated with the buyback program. As of March 31, 2023, we had remaining authorization to purchase approximately $169 million of our outstanding common stock under the stock buyback program. Shares of stock purchased under the buyback program are held as treasury shares. On April 26, 2023, our Board of Directors approved another increase of the authorization under the stock buyback program to allow for an aggregate of $300 million of future share repurchases.

Treasury stock acquisitions during the three months ended March 31, 2023 were as follows (dollars in thousands):

	Shares	Cost
Treasury shares at January 1, 2023	88,758,722	$1,453,079
Purchases pursuant to stock buyback program	5,629,117	74,307
Treasury shares at March 31, 2023	94,387,839	$1,527,386

10. Stock-based Compensation

We use share-based payments to compensate employees and non-employee directors. We recognize the cost of share-based payments under the fair-value-based method. Share-based awards include equity instruments in the form of stock options or restricted stock units that have included service conditions and, in certain cases, performance conditions. Our share-based awards also include share-settled performance unit awards. Share-settled performance unit awards are accounted for as equity awards. In 2020, we granted performance-based cash-settled phantom units, which are accounted for as a liability classified award. We issue shares of common stock when vested stock options are exercised and after restricted stock units and share-settled performance unit awards vest.

Stock Options — We estimate the grant date fair values of stock options using the Black-Scholes-Merton valuation model. Volatility assumptions are based on the historic volatility of our common stock over the most recent period equal to the expected term of the options as of the date such options are granted. The expected term assumptions are based on our experience with respect to employee stock option activity. Dividend yield assumptions are based on the expected dividends at the time the options are granted. The risk-free interest rate assumptions are determined by reference to United States Treasury yields. No options were granted during the three months ended March 31, 2023 or 2022.

Stock option activity from January 1, 2023 to March 31, 2023 follows:

		Weighted
		Average
	Underlying	Exercise Price
	Shares	Per Share
Outstanding at January 1, 2023	2,905,150	$22.19
Exercised	—	$—
Expired	—	$—
Outstanding at March 31, 2023	2,905,150	$22.19
Exercisable at March 31, 2023	2,905,150	$22.19

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

Restricted stock unit activity from January 1, 2023 to March 31, 2023 follows:

			Weighted
			Average Grant
	Time	Performance	Date Fair Value
	Based	Based	Per Share
Non-vested restricted stock units outstanding at January 1, 2023	3,090,846	359,315	$12.71
Granted	75,707	—	$16.84
Vested	(88,757)	—	$8.45
Forfeited	(13,002)	—	$15.45
Non-vested restricted stock units outstanding at March 31, 2023	3,064,794	359,315	$12.49

As of March 31, 2023, we had unrecognized compensation cost related to our unvested restricted stock units totaling $28.2 million. The weighted-average remaining vesting period for these unvested restricted stock units was 1.57 years as of March 31, 2023.

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

The payout under the Performance Units shall not exceed the target number of shares if our absolute total shareholder return is negative or zero.

The total target number of shares with respect to the Performance Units for the awards granted in 2019-2022 is set forth below:

	2022	2021	2020	2019
	Performance	Performance	Performance	Performance
	Unit Awards	Unit Awards	Unit Awards	Unit Awards
Target number of shares	414,000	843,000	500,500	489,800

In April 2022, 979,600 shares were issued to settle the 2019 Performance Units. The Performance Units granted in 2020 have reached the end of their performance period, and we expect shares will be issued in May 2023 to settle the 2020 Performance Units. The Performance Units granted in 2021 and 2022 have not reached the end of their respective performance periods.

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

These fair value amounts are charged to expense on a straight-line basis over the performance period. Compensation expense associated with the Performance Units is shown below (in thousands):

	2022	2021	2020	2019
	Performance	Performance	Performance	Performance
	Unit Awards	Unit Awards	Unit Awards	Unit Awards
Three months ended March 31, 2023	$895	$602	$69	NA
Three months ended March 31, 2022	NA	$602	$69	$830

As of March 31, 2023, we had unrecognized compensation cost related to our unvested Performance Units totaling $9.6 million. The weighted-average remaining vesting period for these unvested Performance Units was 0.95 years as of March 31, 2023.

Phantom Units — In May 2020, the Compensation Committee approved a grant of long-term performance-based phantom units to our Chief Executive Officer and President, William A. Hendricks, Jr (the “Phantom Units”). The Phantom Units were granted outside of the 2014 Plan. Pursuant to this phantom unit grant, Mr. Hendricks could earn from 0% to 200% of a target award of 298,500 phantom units based on our achievement of the same performance conditions over the same performance period that applies to the Performance Units granted in April 2020, as described above. We expect the Phantom Units will be settled in May 2023. The Phantom Units will be settled in a cash payment equal to the earned phantom units multiplied by our average trading price per share over the twenty consecutive trading days preceding March 31, 2023. Because the Phantom Units are cash-settled awards, they are accounted for as a liability classified award. The grant date fair value of the Phantom Units was $1.2 million. Compensation expense was recognized on a straight-line basis over the performance period, with the amount recognized fluctuating as a result of the Phantom Units being remeasured to fair value at the end of each reporting period due to their liability-award classification. We recognized a reversal of $1.0 million of compensation expense and $3.1 million of compensation expense associated with the Phantom Units in the three months ended March 31, 2023 and 2022, respectively.

11. Income Taxes

Our effective income tax rate fluctuates from the U.S. statutory tax rate based on, among other factors, changes in pretax income in jurisdictions with varying statutory tax rates, the impact of U.S. state and local taxes, the realizability of deferred tax assets and other differences related to the recognition of income and expense between GAAP and tax accounting.

Our effective income tax rate for the three months ended March 31, 2023 was 16.8%, compared with (3.3)% for the three months ended March 31, 2022. The change in our effective income tax rate for the three months ended March 31, 2023 compared to March 31, 2022, was primarily attributable to the impact of valuation allowances on deferred tax assets.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized, and when necessary, valuation allowances are provided. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. We assess the realizability of our deferred tax assets quarterly and consider carryback availability, the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. In the first quarter of 2023, the effective tax rate takes into consideration the estimated valuation allowance based on forecasted 2023 income.

We continue to monitor income tax developments in the United States and other countries where we have legal entities. We will incorporate into our future financial statements the impacts, if any, of future regulations and additional authoritative guidance when finalized.

12. Earnings Per Share

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

Diluted EPS is based on the weighted average number of common shares outstanding plus the dilutive effect of potential common shares, including stock options and non-vested performance units and non-vested restricted stock units. The dilutive effect of stock options, non-vested performance units and non-vested restricted stock units is determined using the treasury stock method.

The following table presents information necessary to calculate net income (loss) per share for the three months ended March 31, 2023 and 2022 as well as potentially dilutive securities excluded from the weighted average number of diluted common shares outstanding because their inclusion would have been anti-dilutive (in thousands, except per share amounts):

	Three Months Ended
	March 31,
	2023	2022
BASIC EPS:
Net income (loss) attributed to common stockholders	$99,678	$(28,777)
Weighted average number of common shares outstanding	212,089	215,267
Basic net income (loss) per common share	$0.47	$(0.13)
DILUTED EPS:
Net income (loss) attributed to common stockholders	$99,678	$(28,777)
Weighted average number of common shares outstanding	212,089	215,267
Add dilutive effect of potential common shares	3,777	—
Weighted average number of diluted common shares outstanding	215,866	215,267
Diluted net income (loss) per common share	$0.46	$(0.13)
Potentially dilutive securities excluded as anti-dilutive	2,905	10,739

13. Business Segments

At March 31, 2023, we had three reportable business segments: (i) contract drilling of oil and natural gas wells, (ii) pressure pumping services and (iii) directional drilling services. Each of these segments represents a distinct type of business and has a separate management team that reports to our chief operating decision maker. The results of operations in these segments are regularly reviewed by the chief operating decision maker for purposes of determining resource allocation and assessing performance.

The following tables summarize selected financial information relating to our business segments (in thousands):

	Three Months Ended
	March 31,
	2023	2022
Revenues:
Contract drilling	$422,059	$259,683
Pressure pumping	293,268	189,590
Directional drilling	56,263	43,334
Other operations (1)	32,540	25,026
Elimination of intercompany revenues - Contract drilling (2)	(3,033)	(3,043)
Elimination of intercompany revenues - Other operations (2)	(9,295)	(5,215)
Total revenues	$791,802	$509,375

Income (loss) before income taxes:
Contract drilling	$100,330	$(3,164)
Pressure pumping	44,432	6,421
Directional drilling	2,108	1,788
Other operations	835	741
Corporate	(21,742)	(24,667)
Interest income	1,240	15
Interest expense	(8,826)	(10,565)
Other	1,486	1,582
Income (loss) before income taxes	$119,863	$(27,849)

Depreciation, depletion, amortization and impairment:
Contract drilling	$86,866	$82,023
Pressure pumping	26,025	23,785
Directional drilling	4,171	3,344
Other operations	7,579	6,397
Corporate	3,539	1,389
Total depreciation, depletion, amortization and impairment	$128,180	$116,938

Capital expenditures:
Contract drilling	$80,149	$51,710
Pressure pumping	21,425	33,462
Directional drilling	9,074	2,966
Other operations	5,279	6,202
Corporate	1,674	488
Total capital expenditures	$117,601	$94,828

	March 31, 2023	December 31, 2022
Identifiable assets:
Contract drilling	$2,164,567	$2,197,137
Pressure pumping	495,638	541,975
Directional drilling	124,045	121,111
Other operations	97,985	93,947
Corporate (3)	210,110	189,653
Total assets	$3,092,345	$3,143,823

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

The estimated fair value of our outstanding debt balances as of March 31, 2023 and December 31, 2022 is set forth below (in thousands):

	March 31, 2023		December 31, 2022
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
3.95% Senior Notes	$482,505	$433,765	$488,505	$431,556
5.15% Senior Notes	344,895	317,755	347,900	313,164
Total debt	$827,400	$751,520	$836,405	$744,720

The fair values of the 3.95% Senior Notes and the 5.15% Senior Notes at March 31, 2023 and December 31, 2022 are based on quoted market prices, which are considered Level 1 fair value estimates in the fair value hierarchy of fair value accounting. The fair values of the 3.95% Senior Notes implied a 6.42% market rate of interest at March 31, 2023 and a 6.69% market rate of interest at December 31, 2022, based on their quoted market prices. The fair values of the 5.15% Senior Notes implied a 6.64% market rate of interest at March 31, 2023 and a 7.01% market rate of interest at December 31, 2022, based on their quoted market prices.

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

We caution that the foregoing list of factors is not exhaustive. Additional information concerning these and other risk factors is contained elsewhere in this Report and in our Annual Report on Form 10-K for the year ended December 31, 2022 and may be contained in our future filings with the SEC. You are cautioned not to place undue reliance on any of our forward-looking statements. The forward-looking statements speak only as of the date made and, other than as required by law, we undertake no obligation to update publicly or revise any of these forward-looking statements, whether as a result of new information, future events or otherwise. In the event that we update any forward-looking statement, no inference should be made that we will make additional updates with respect to that statement, related matters or any other forward-looking statements. All subsequent written and oral forward-looking statements concerning us or other matters and attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements above.

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

Crude oil prices and demand for drilling and completions equipment and services increased in 2022, and industry supply of Tier-1, super-spec rigs remains constrained. We currently expect our average rig count to be down two to three rigs in the second quarter as activity transitions more to oil from natural gas. The current demand for equipment and services remains dependent on macro conditions, including commodity prices, geopolitical environment, inflationary pressures, economic conditions in the United States and elsewhere and continued focus by exploration and production companies and service companies on capital discipline. Oil prices averaged $76.08 per barrel in the first quarter of 2023, as compared to $82.79 per barrel in the fourth quarter of 2022. Natural gas prices (based on the Henry Hub Spot Market Price) averaged $2.65 per MMBtu in the first quarter of 2023 as compared to an average of $5.55 per MMBtu in the fourth quarter of 2022.

Our average active rig count in the United States for the first quarter of 2023 was 131 rigs, consistent with the fourth quarter of 2022. Based on contracts in place in the United States as of April 26, 2023, we expect an average of 79 rigs operating under term contracts during the second quarter of 2023 and an average of 53 rigs operating under term contracts during the four quarters ending March 31, 2024.

Our average active spread count was 12 spreads in the first quarter, consistent with the fourth quarter of 2022. We calculated average active spreads as the average number of spreads that were crewed and actively marketed during the period. We expect to end the second quarter with 12 active pressure pumping spreads.

With the recent slowdown in market activity, we have lowered our 2023 capital expenditure forecast from $550 million to $510 million, including approximately $30 million of customer-funded rig upgrades.

Recent Developments in Financial Matters — On November 9, 2022, we entered into Amendment No. 3 to Amended and Restated Credit Agreement (“Amendment No. 3”), which amended our amended and restated credit agreement, dated as of March 27, 2018 (as amended, the “Credit Agreement”), among us, as borrower, Wells Fargo Bank, National Association, as administrative agent, letter of credit issuer, swing line lender and lender and each of the other letter of credit issuers and lenders party thereto.

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

As of March 31, 2023, we had no borrowings outstanding under our revolving credit facility. We had no letters of credit outstanding under the Credit Agreement at March 31, 2023 and, as a result, had available borrowing capacity of $600 million at that date.

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

During the first quarter of 2023, we elected to repurchase portions of our 2028 Notes and 2029 Notes in the open market. The principal amounts retired through these transactions totaled $6.0 million of our 2028 Notes and $3.0 million of our 2029 Notes, plus accrued interest. We recorded corresponding gains on the extinguishment of these amounts totaling $0.8 million and $0.3 million, respectively, net of the proportional write-off of associated deferred financing costs and original issuance discounts. These gains are included in “Interest expense, net of amount capitalized” in our unaudited condensed consolidated statements of operations.

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

In addition to the dependence on oil and natural gas prices and demand for our services, we are highly impacted by operational risks, competition, labor issues, weather, the availability, from time to time, of products used in our pressure pumping business, supplier delays and various other factors that could materially adversely affect our business, financial condition, cash flows and results of operations. Please see Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

For the three months ended March 31, 2023 and December 31, 2022, our operating revenues consisted of the following (dollars in thousands):

	Three Months Ended
	March 31,		December 31,
	2023		2022
Contract drilling	$419,026	52.9%	$399,402	50.7%
Pressure pumping	293,268	37.0%	306,783	38.9%
Directional drilling	56,263	7.1%	59,468	7.5%
Other operations	23,245	3.0%	22,823	2.9%
	$791,802	100.0%	$788,476	100.0%

Contract Drilling

We have addressed our customers’ needs for drilling horizontal wells in shale and other unconventional resource plays by improving the capabilities of our drilling fleet. The U.S. land rig industry has in recent years referred to certain high specification rigs as “super-spec” rigs, which we consider to be at least a 1,500 horsepower, AC-powered rig that has at least a 750,000-pound hookload, a 7,500-psi circulating system, and is pad-capable. Due to evolving customer preferences, we refer to certain premium rigs as “Tier-1, super spec” rigs, which we consider as being a super-spec rig that also has a third mud pump and raised drawworks that allow for more clearance underneath the rig floor. As of March 31, 2023, our rig fleet included 172 super-spec rigs, of which 120 were Tier-1, super-spec rigs.

We maintain a backlog of commitments for contract drilling services under term contracts, which we define as contracts with a duration of six months or more. Our contract drilling backlog in the United States as of March 31, 2023 was approximately $890 million. Approximately 26% of the total contract drilling backlog in the United States at March 31, 2023 is reasonably expected to remain at March 31, 2024. See Note 2 of Notes to unaudited condensed consolidated financial statements for additional information on backlog.

Pressure Pumping

As of March 31, 2023, we had approximately 1.2 million horsepower in our pressure pumping fleet. We provide pressure pumping services to oil and natural gas operators primarily in Texas and the Appalachian region. Substantially all of the revenue in the pressure pumping segment is from well stimulation services, such as hydraulic fracturing, for completion of new wells and remedial work on existing wells. We also provide cementing services through the pressure pumping segment.

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

Results of Operations

The following tables summarize results of operations by business segment for the three months ended March 31, 2023 and December 31, 2022:

	Three Months Ended
	March 31,	December 31,
Contract Drilling	2023	2022	% Change
	(dollars in thousands)
Revenues	$419,026	$399,402	4.9%
Direct operating costs	230,358	232,142	(0.8)%
Adjusted gross margin (1)	188,668	167,260	12.8%
Selling, general and administrative	1,450	2,306	(37.1)%
Depreciation, amortization and impairment	86,866	86,734	0.2%
Other operating (income) expenses, net	22	(30)	NA
Operating income	$100,330	$78,250	28.2%
Operating days - U.S. (2)	11,751	12,072	(2.7)%
Average revenue per operating day - U.S.	$34.76	$31.83	9.2%
Average direct operating costs per operating day - U.S.	$18.88	$18.38	2.7%
Average adjusted gross margin per operating day - U.S. (3)	$15.88	$13.45	18.1%
Average rigs operating - U.S. (2)	131	131	(—)%
Capital expenditures	$80,149	$86,195	(7.0)%
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

Generally, the revenues in our contract drilling segment are most impacted by two primary factors: our average number of rigs operating and our average revenue per operating day. Our average revenue per operating day is largely dependent on the pricing terms of our rig contracts. Revenues increased primarily due to improved pricing.

The decrease in capital expenditures was primarily due to the timing of order placement and spending on committed deliveries that more heavily impacted the fourth quarter of 2022.

	Three Months Ended
	March 31,	December 31,
Pressure Pumping	2023	2022	% Change
	(dollars in thousands)
Revenues	$293,268	$306,783	(4.4)%
Direct operating costs	220,116	220,758	(0.3)%
Adjusted gross margin (1)	73,152	86,025	(15.0)%
Selling, general and administrative	2,695	2,465	9.3%
Depreciation, amortization and impairment	26,025	24,918	4.4%
Operating income	$44,432	$58,642	(24.2)%
Average active spreads (2)	12	12	(—)%
Fracturing jobs	147	142	3.5%
Other jobs	153	157	(2.5)%
Total jobs	300	299	0.3%
Average revenue per fracturing job	$1,959.10	$2,124.44	(7.8)%
Average revenue per other job	$34.51	$32.56	6.0%
Average revenue per total job	$977.56	$1,026.03	(4.7)%
Average direct operating costs per total job	$733.72	$738.32	(0.6)%
Average adjusted gross margin per total job (3)	$243.84	$287.71	(15.2)%
Adjusted gross margin as a percentage of revenues (3)	24.9%	28.0%	(11.0)%
Capital expenditures	$21,425	$23,266	(7.9)%
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

Revenues decreased primarily due to lower utilization.

	Three Months Ended
	March 31,	December 31,
Directional Drilling	2023	2022	% Change
	(dollars in thousands)
Revenues	$56,263	$59,468	(5.4)%
Direct operating costs	48,046	48,298	(0.5)%
Adjusted gross margin (1)	8,217	11,170	(26.4)%
Selling, general and administrative	1,938	1,733	11.8%
Depreciation, amortization and impairment	4,171	4,169	0.0%
Operating income	$2,108	$5,268	(60.0)%
Capital expenditures	$9,074	$4,486	102.3%
(1)
Adjusted gross margin is defined as revenues less direct operating costs (excluding depreciation, amortization and impairment expense). See Non-GAAP Financial Measures below for a reconciliation of GAAP gross margin to adjusted gross margin by segment.

Revenue decreased due to decreased job activity. We averaged 41 jobs per day during the three months ended March 31, 2023 as compared to 44 jobs per day during the three months ended December 31, 2022.

The increase in capital expenditures was primarily due the purchase of rotary steerable system tools and the timing of order placement that more heavily impacted the first quarter of 2023.

	Three Months Ended
	March 31,	December 31,
Other Operations	2023	2022	% Change
	(dollars in thousands)
Revenues	$23,245	$22,823	1.8%
Direct operating costs	14,139	14,619	(3.3)%
Adjusted gross margin (1)	9,106	8,204	11.0%
Selling, general and administrative	692	806	(14.1)%
Depreciation, depletion, amortization and impairment	7,579	6,259	21.1%
Operating income	$835	$1,139	(26.7)%
Capital expenditures	$5,279	$5,647	(6.5)%
(1)
Adjusted gross margin is defined as revenues less direct operating costs (excluding depreciation, depletion, amortization and impairment expense). See Non-GAAP Financial Measures below for a reconciliation of GAAP gross margin to adjusted gross margin by segment.

Other operations revenue increased primarily due to a $1.6 million increase in our oilfield rentals business revenues, which was offset by a $1.0 million decline in oil and natural gas revenues primarily as a result of lower crude oil and natural gas market prices. The average WTI-Cushing price for the first quarter of 2023 was $76.08 per barrel as compared to $82.79 per barrel in the fourth quarter of 2022. Natural gas prices (based on the Henry Hub Spot Market Price) averaged $2.65 per MMBtu in the first quarter of 2023 as compared to $5.55 per MMBtu in the fourth quarter of 2022.

Depreciation, depletion, amortization and impairment increased primarily due to a $2.0 million impairment in our oil and natural gas business recorded in the first quarter of 2023 as compared to a $0.8 million impairment recorded in the fourth quarter of 2022.

	Three Months Ended
	March 31,	December 31,
Corporate	2023	2022	% Change
	(dollars in thousands)
Selling, general and administrative	$23,791	$27,267	(12.7)%
Depreciation	$3,539	$1,224	189.1%
Other operating (income) expenses, net
Net gain on asset disposals	$538	$(1,517)	NA
Legal-related expenses and settlements	38	(546)	NA
Research and development	136	250	(45.6)%
Other	(6,300)	(184)	3,323.9%
Other operating (income) expenses, net	$(5,588)	$(1,997)	179.8%
Interest income	$1,240	$273	354.2%
Interest expense	$8,826	$8,058	9.5%
Other income (expense)	$1,486	$(629)	NA
Capital expenditures	$1,674	$(350)	NA

Selling, general and administrative expense decreased primarily due to the fair value remeasurements of the phantom unit awards. See Note 10 of Notes to unaudited condensed consolidated financial statements for additional information on phantom unit awards.

Other operating (income) expenses, net includes net losses associated with the disposal of assets. Accordingly, the related gains or losses have been excluded from the results of specific segments. Other operating (income) expenses, net increased due to a $6.5 million reversal of cumulative compensation costs associated with certain performance-based restricted stock units.

The $2.1 million change in other income (expense) was primarily due to foreign currency adjustments related to our Colombian operations.

Income Taxes

Our effective income tax rate fluctuates from the U.S. statutory tax rate based on, among other factors, changes in pretax income in jurisdictions with varying statutory tax rates, the impact of U.S. state and local taxes, the realizability of deferred tax assets and other differences related to the recognition of income and expense between GAAP and tax accounting.

Our effective income tax rate for the three months ended March 31, 2023 was 16.8%, compared with 7.7% for the three months ended December 31, 2022. The change in our effective income tax rate for the three months ended March 31, 2023 compared to December 31, 2022, was primarily attributable to the impact of valuation allowances on deferred tax assets.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized, and when necessary, valuation allowances are provided. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. We assess the realizability of our deferred tax assets quarterly and consider carryback availability, the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. In the first quarter of 2023, the effective tax rate takes into consideration the estimated valuation allowance based on forecasted 2023 income.

We continue to monitor income tax developments in the United States and other countries where we have legal entities. We will incorporate into our future financial statements the impacts, if any, of future regulations and additional authoritative guidance when finalized.

Liquidity and Capital Resources

Our primary sources of liquidity are cash and cash equivalents, availability under our revolving credit facility and cash provided by operating activities. As of March 31, 2023, we had approximately $293 million in working capital, including $157 million of cash and cash equivalents, and $600 million available under our revolving credit facility.

Our Credit Agreement is a committed senior unsecured revolving credit facility that permits aggregate borrowings of up to $600 million, including a letter of credit facility that, at any time outstanding, is limited to $100 million and a swing line facility that, at any time outstanding, is limited to the lesser of $50 million and the amount of the swing line provider’s unused commitment. As of March 31, 2023, we had no borrowings outstanding under our revolving credit facility, and no letters of credit outstanding under the Credit Agreement and, as a result, had available borrowing capacity of approximately $600 million at that date. Of the revolving credit commitments, $50 million expires on March 27, 2024, $133.3 million expires on March 27, 2025, and the remaining $416.7 million expires on March 27, 2026. Subject to customary conditions, we may request that the lenders’ aggregate commitments be increased by up to $300 million, not to exceed total commitments of $900 million. Additionally, we have the option, subject to certain conditions, to exercise one one-year extension of the maturity date.

Loans under the Credit Agreement bear interest by reference, at our election, to the SOFR rate or base rate, as described in “Item 3” below. If our credit rating is below investment grade at both Moody’s and S&P, we will become subject to a restricted payment covenant. The Credit Agreement also contains a financial covenant that requires our total debt to capitalization ratio, expressed as a percentage, not exceed 50%.

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

We had $65.0 million of outstanding letters of credit at March 31, 2023, which was comprised of $65.0 million outstanding under the Reimbursement Agreement and no amounts outstanding under the Credit Agreement. We maintain these letters of credit primarily for the benefit of various insurance companies as collateral for retrospective premiums and retained losses which could become payable under terms of the underlying insurance contracts. These letters of credit expire annually at various times during the year and are typically renewed. As of March 31, 2023, no amounts had been drawn under the letters of credit.

Our outstanding long-term debt at March 31, 2023 was $827 million and consisted of $482 million of our 2028 Notes and $345 million of our 2029 Notes. We were in compliance with all covenants under the associated indentures at March 31, 2023.

For a full description of the Credit Agreement, the Reimbursement Agreement, the 2028 Notes and the 2029 Notes, please see Note 7 of Notes to unaudited condensed consolidated financial statements.

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

A portion of our capital expenditures can be adjusted and managed by us to match market demand and activity levels. With the recent slowdown in market activity, we have lowered our 2023 capital expenditure forecast from $550 million to $510 million, including approximately $30 million of customer-funded rig upgrades.

The majority of these expenditures are expected to be used for normal, recurring items necessary to support our business.

During the three months ended March 31, 2023, our sources of cash flow included:

•
$234 million from operating activities, and
•
$1.3 million in proceeds from the disposal of property and equipment.

During the three months ended March 31, 2023, our uses of cash flow included:

•
$118 million to make capital expenditures for the betterment and refurbishment of drilling and pressure pumping equipment and, to a much lesser extent, equipment for our other businesses, to acquire and procure equipment to support our contract drilling, pressure pumping, directional drilling, oilfield rentals and manufacturing operations, and to fund investments in oil and natural gas properties on a non-operating working interest basis,
•
$73.6 million for repurchases of our common stock,
•
$16.9 million to pay dividends on our common stock,
•
$5.2 million for repurchases of our 2028 Notes, and
•
$2.6 million for repurchases of our 2029 Notes.

We paid cash dividends during the three months ended March 31, 2023 as follows:

	Per Share	Total
		(in thousands)
Paid on March 16, 2023	$0.08	$16,916

On April 26, 2023, our Board of Directors approved a cash dividend on our common stock in the amount of $0.08 per share to be paid on June 15, 2023 to holders of record as of June 1, 2023. The amount and timing of all future dividend payments, if any, are subject to the discretion of the Board of Directors and will depend upon business conditions, results of operations, financial condition, terms of our debt agreements and other factors. Our Board of Directors may, without advance notice, reduce or suspend our dividend in order to improve our financial flexibility and position our company for long-term success. There can be no assurance that we will pay a dividend in the future.

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

In September 2013, our Board of Directors approved a stock buyback program. In October 2022, our Board of Directors approved an increase of the authorization under the stock buyback program to allow for an aggregate of $300 million of future share repurchases. All purchases executed to date have been through open market transactions. Purchases under the buyback program are made at management’s discretion, at prevailing prices, subject to market conditions and other factors. Purchases may be made at any time without prior notice. There is no expiration date associated with the buyback program. As of March 31, 2023, we had remaining authorization to purchase approximately $169 million of our outstanding common stock under the stock buyback program. Shares of stock purchased under the buyback program are held as treasury shares. On April 26, 2023, our Board of Directors approved another increase of the authorization under the stock buyback program to allow for an aggregate of $300 million of future share repurchases.

Treasury stock acquisitions during the three months ended March 31, 2023 were as follows (dollars in thousands):

	Shares	Cost
Treasury shares at beginning of period	88,758,722	$1,453,079
Purchases pursuant to stock buyback program	5,629,117	74,307
Treasury shares at end of period	94,387,839	$1,527,386

Commitments — As of March 31, 2023, we had commitments to purchase major equipment totaling approximately $129 million for our drilling, pressure pumping, directional drilling and oilfield rentals businesses. Our pressure pumping business has entered into agreements to purchase minimum quantities of proppants and chemicals from certain vendors. As of March 31, 2023, the remaining minimum obligation under these agreements was approximately $17.5 million, of which approximately $14.5 million and $3.0 million relate to the remainder of 2023 and 2024, respectively.

See Note 8 of Notes to unaudited condensed consolidated financial statements for additional information on our current commitments and contingencies as of March 31, 2023.

Operating lease liabilities totaled $23.4 million at March 31, 2023. There have been no material changes to our operating lease liabilities since December 31, 2022.

Trading and Investing — We have not engaged in trading activities that include high-risk securities, such as derivatives and non-exchange traded contracts. We invest cash primarily in highly liquid, short-term investments such as overnight deposits and money market accounts.

Non-GAAP Financial Measures

Adjusted EBITDA

Adjusted earnings before interest, taxes, depreciation and amortization (“Adjusted EBITDA”) is not defined by accounting principles generally accepted in the United States of America (“GAAP”). We define Adjusted EBITDA as net income plus income tax expense, net interest expense, and depreciation, depletion, amortization and impairment expense. We present Adjusted EBITDA as a supplemental disclosure because we believe it provides to both management and investors additional information with respect to the performance of our fundamental business activities and a comparison of the results of our operations from period to period and against our peers without regard to our financing methods or capital structure. We exclude the items listed above from net income in arriving at Adjusted EBITDA because these amounts can vary substantially from company to company within our industry depending upon accounting methods and book values of assets, capital structures and the method by which the assets were acquired. Adjusted EBITDA should not be construed as an alternative to the GAAP measure of net income. Our computations of Adjusted EBITDA may not be the same as similarly titled measures of other companies. Set forth below is a reconciliation of the non-GAAP financial measure of Adjusted EBITDA to the GAAP financial measure of net income.

	Three Months Ended
	March 31,	December 31,
	2023	2022
	(in thousands)
Net income	$99,678	$100,097
Income tax expense	20,185	8,294
Net interest expense	7,586	7,785
Depreciation, depletion, amortization and impairment	128,180	123,304
Adjusted EBITDA	$255,629	$239,480

Adjusted Gross Margin

We define “Adjusted gross margin” as revenues less direct operating costs (excluding depreciation, depletion, amortization and impairment expense). Adjusted gross margin is included as a supplemental disclosure because it is a useful indicator of our operating performance.

	Contract Drilling	Pressure Pumping	Directional Drilling	Other Operations
	(in thousands)
For the three months ended March 31, 2023
Revenues	$419,026	$293,268	$56,263	$23,245
Less direct operating costs	(230,358)	(220,116)	(48,046)	(14,139)
Less depreciation, depletion, amortization and impairment	(86,866)	(26,025)	(4,171)	(7,579)
GAAP gross margin	101,802	47,127	4,046	1,527
Depreciation, depletion, amortization and impairment	86,866	26,025	4,171	7,579
Adjusted gross margin	$188,668	$73,152	$8,217	$9,106

For the three months ended December 31, 2022
Revenues	$399,402	$306,783	$59,468	$22,823
Less direct operating costs	(232,142)	(220,758)	(48,298)	(14,619)
Less depreciation, depletion, amortization and impairment	(86,734)	(24,918)	(4,169)	(6,259)
GAAP gross margin	80,526	61,107	7,001	1,945
Depreciation, depletion, amortization and impairment	86,734	24,918	4,169	6,259
Adjusted gross margin	$167,260	$86,025	$11,170	$8,204

Critical Accounting Estimates

Our consolidated financial statements are impacted by certain estimates and assumptions made by management. A detailed discussion of our critical accounting estimates is included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022. There have been no material changes in these critical accounting estimates.

Recently Issued Accounting Standards

See Note 1 of Notes to unaudited condensed consolidated financial statements for a discussion of the impact of recently issued accounting standards.

Volatility of Oil and Natural Gas Prices and its Impact on Operations and Financial Condition

Our revenue, profitability and cash flows are highly dependent upon prevailing prices for oil and natural gas and expectations about future prices. Crude oil prices and demand for drilling and completions equipment and services increased in 2022, and industry supply of Tier-1, super-spec rigs remains constrained. We currently expect our average rig count to be down two to three rigs in the second quarter as activity transitions more to oil from natural gas. The current demand for equipment and services remains dependent on macro conditions, including commodity prices, geopolitical environment, inflationary pressures, economic conditions in the United States and elsewhere and continued focus by exploration and production companies and service companies on capital discipline. Oil prices averaged $76.08 per barrel in the first quarter of 2023, as compared to $82.79 per barrel in the fourth quarter of 2022. Natural gas prices (based on the Henry Hub Spot Market Price) averaged $2.65 per MMBtu in the first quarter of 2023 as compared to an average of $5.55 per MMBtu in the fourth quarter of 2022.

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

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

We may be exposed to certain market risks arising from the use of financial instruments in the ordinary course of business. For quantitative and qualitative disclosures about market risk, see Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in our Annual Report on Form 10-K for the year ended December 31, 2022. There have been no material changes in our exposure to market risk.

As of March 31, 2023, we would have had exposure to interest rate market risk associated with any outstanding borrowings and letters of credit that we had under the Credit Agreement and amounts owed under the Reimbursement Agreement.

Loans under the Credit Agreement bear interest by reference, at our election, to the SOFR rate or base rate. The applicable margin on SOFR rate loans varies from 1.00% to 2.00% and the applicable margin on base rate loans varies from 0.00% to 1.00%, in each case determined based on our credit rating. As of March 31, 2023, the applicable margin on SOFR rate loans was 1.75% and the applicable margin on base rate loans was 0.75%. A letter of credit fee is payable by us equal to the applicable margin for SOFR rate loans times the daily amount available to be drawn under outstanding letters of credit. The commitment fee rate payable to the lenders varies from 0.10% to 0.30% based on our credit rating. As of March 31, 2023, we had no borrowings or letters of credit outstanding under our revolving credit facility.

Under the terms of the Reimbursement Agreement, we will reimburse Scotiabank on demand for any amounts that Scotiabank has disbursed under any letters of credit. We are obligated to pay Scotiabank interest on all amounts not paid by us on the date of demand or when otherwise due at the LIBOR rate plus 2.25% per annum. As of March 31, 2023, no amounts had been disbursed under any letters of credit.

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

Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10‑Q. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of March 31, 2023.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

The table below sets forth the information with respect to purchases of our common stock made by us during the quarter ended March 31, 2023.

				Approximate Dollar
			Total Number of	Value of Shares
			Shares (or Units)	That May Yet Be
			Purchased as Part	Purchased Under the
	Total	Average Price	of Publicly	Plans or
	Number of Shares	Paid per	Announced Plans	Programs (in
Period Covered	Purchased	Share	or Programs	thousands) (1)
January 2023	—	$—	—	$242,827
February 2023	2,336,676	$14.07	2,336,676	$209,945
March 2023	3,292,441	$12.58	3,292,441	$168,520	(2)
Total	5,629,117		5,629,117

(1)
In September 2013, our Board of Directors approved a stock buyback program. In October 2022, our Board of Directors approved an increase of the authorization under the stock buyback program to allow for an aggregate of $300 million of future share repurchases. All purchases executed to date have been through open market transactions. Purchases under the buyback program are made at management’s discretion, at prevailing prices, subject to market conditions and other factors. Purchases may be made at any time without prior notice. There is no expiration date associated with the buyback program.
(2)
On April 26, 2023, our Board of Directors approved another increase of the authorization under the stock buyback program to allow for an aggregate of $300 million of future share repurchases.

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

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page from our Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, has been formatted in Inline XBRL.

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

Date: May 1, 2023