Form 10-K/A
period 2022-12-31
PATTERSON UTI ENERGY INC
filed 2023-07-17
CIK 889900

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

EXPLANATORY NOTE

Patterson-UTI Energy, Inc. (the “Company”) is filing this Amendment No. 1 (“Form 10-K/A”) to its Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the Securities and Exchange Commission on February 13, 2023 (the “Original Form 10-K”), to:

1.
Provide an amended report of its independent registered public accounting firm, in order to correct an administrative oversight related to the omission of references to the information contained in Schedule II - Valuation and Qualifying Accounts Financial Statement as required by Rule 5-04(c) of Regulation S-X; and
2.
Provide an updated consent of its independent registered public accounting firm.

In accordance with applicable Securities and Exchange Commission rules and as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, Form 10-K/A includes new certifications from our Principal Executive Officer and Principal Financial Officer dated as of the date of filing of Form 10-K/A.

This Form 10-K/A speaks as of the original filing date of the Original Form 10-K, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way the Company's disclosures made in the Original Form 10-K. There are no changes to the Original Form 10-K other than to the report of the Company’s independent registered public accounting firm as specified above.

PATTERSON-UTI ENERGY, INC. AND SUBSIDIARIES

PART II

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Patterson-UTI Energy, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Patterson-UTI Energy, Inc. and its subsidiaries (the “Company”) as of December 31, 2022 and 2021, and the related consolidated statements of operations, of comprehensive income (loss), of changes in stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2022, including the related notes and schedule of valuation and qualifying accounts for each of the three years in the period ended December 31, 2022 appearing on page 37 (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

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

The effectiveness of our internal control over financial reporting as of December 31, 2022 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears on page 5 of this Report and which is incorporated by reference into Item 8 of this Report.

Changes in Internal Control over Financial Reporting:

There have been no changes to our internal control over financial reporting during the most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART IV

Item 15. Exhibits and Financial Statement Schedule.

(a)(1) Financial Statements

See Index to Consolidated Financial Statements on page 4 of this Report.

(a)(2) Report of Independent Registered Public Accounting Firm

The report of our independent registered public accounting firm (PCAOB ID: 238) with respect to the above-referenced financial statements and their report on internal control over financial reporting are included on page 5 of this Report.

(a)(3) Financial Statement Schedule

Schedule II — Valuation and qualifying accounts is filed herewith on page 37.

All other financial statement schedules have been omitted because they are not applicable or the information required therein is included elsewhere in the financial statements or notes thereto.

(a)(3) Exhibits

The following exhibits are filed herewith or incorporated by reference herein. Our Commission file number is 1-39270.

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

10.30

Amendment No. 3 to Amended and Restated Credit Agreement, dated November 9, 2022, among Patterson-UTI Energy, Inc., as borrower, Wells Fargo Bank, National Association, as administrative agent, letter of credit issuer, swing line lender and lender and each of the other letter of credit issuers and lenders party thereto (filed November 9, 2022 as Exhibit 10.1 to our Current Report on Form 8-K and incorporated herein by reference).

10.31

Reimbursement Agreement, dated as of March 16, 2015, by and between Patterson-UTI Energy, Inc. and The Bank of Nova Scotia (filed March 16, 2015 as Exhibit 10.1 to our Current Report on Form 8-K and incorporated herein by reference).

21.1	Subsidiaries of the Registrant (filed February 13, 2023 as Exhibit 21.1 to our Annual Report on Form 10-K and incorporated herein by reference).

23.1	Consent of Independent Registered Public Accounting Firm.+

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.+

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.+

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.++

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.+

101.SCH	Inline XBRL Taxonomy Extension Schema Document+

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document+

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document+

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document+

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document+

104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101).

* Management Contract or Compensatory Plan identified as required by Item 15(a)(3) of Form 10-K.

+ Filed herewith.

++ Furnished herewith.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Patterson-UTI Energy, Inc. has duly caused this Amendment No. 1 to its Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

PATTERSON-UTI ENERGY, INC.

By:	/s/ C. Andrew Smith
C. Andrew Smith
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: July 17, 2023