Form 10-Q
period 2023-06-30
PATTERSON UTI ENERGY INC
filed 2023-08-01
CIK 889900

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

or

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

207,993,589 shares of common stock, $0.01 par value, as of July 27, 2023.

PATTERSON-UTI ENERGY, INC. AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION

ITEM 1. Financial Statements

The following unaudited condensed consolidated financial statements include all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented.

PATTERSON-UTI ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited, in thousands, except share data)

	June 30,	December 31,
	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$150,288	$137,553
Accounts receivable, net of allowance for credit losses of $2,828 and $2,875 at June 30, 2023 and December 31, 2022, respectively	491,049	565,520
Inventory	68,036	58,038
Other current assets	91,954	68,308
Total current assets	801,327	829,419
Property and equipment, net	2,263,581	2,260,576
Right of use asset	18,771	20,841
Intangible assets, net	5,140	5,845
Deposits on equipment purchases	14,222	13,051
Other assets	10,128	10,881
Deferred tax assets, net	4,027	3,210
Total assets	$3,117,196	$3,143,823
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$245,562	$237,056
Accrued liabilities	204,006	308,787
Lease liability	4,753	5,123
Total current liabilities	454,321	550,966
Long-term lease liability	17,287	19,594
Long-term debt, net of debt discount and issuance costs of $4,992 and $5,468 at June 30, 2023 and December 31, 2022, respectively	822,408	830,937
Deferred tax liabilities, net	58,635	28,738
Other liabilities	44,376	48,065
Total liabilities	1,397,027	1,478,300
Commitments and contingencies (see Note 9)
Stockholders' equity:
Preferred stock, par value $0.01; authorized 1,000,000 shares, no shares issued	—	—
Common stock, par value $0.01; authorized 400,000,000 shares with 304,927,639 and 302,325,853 issued and 207,993,589 and 213,567,131 outstanding at June 30, 2023 and December 31, 2022, respectively	3,049	3,023
Additional paid-in capital	3,208,927	3,202,973
Retained earnings (deficit)	62,899	(87,394)
Treasury stock, at cost, 96,934,050 and 88,758,722 shares at June 30, 2023 and December 31, 2022, respectively	(1,554,706)	(1,453,079)
Total stockholders' equity	1,720,169	1,665,523
Total liabilities and stockholders' equity	$3,117,196	$3,143,823

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PATTERSON-UTI ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited, in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Operating revenues:
Contract drilling	$432,375	$304,586	$851,401	$561,226
Pressure pumping	250,241	238,376	543,509	427,966
Directional drilling	55,141	54,825	111,404	98,159
Other	21,128	24,451	44,373	44,262
Total operating revenues	758,885	622,238	1,550,687	1,131,613
Operating costs and expenses:
Contract drilling	231,420	196,269	461,778	372,975
Pressure pumping	196,473	191,455	416,589	348,923
Directional drilling	47,365	45,438	95,411	82,392
Other	12,827	13,738	26,966	25,822
Depreciation, depletion, amortization and impairment	126,814	121,553	254,994	238,491
Selling, general and administrative	33,257	26,079	63,823	53,540
Merger and integration expenses	7,940	182	7,940	2,045
Other operating income, net	(1,793)	(9,238)	(7,359)	(10,456)
Total operating costs and expenses	654,303	585,476	1,320,142	1,113,732
Operating income	104,582	36,762	230,545	17,881

Other income (expense):
Interest income	1,212	14	2,452	29
Interest expense, net of amount capitalized	(9,738)	(10,658)	(18,564)	(21,223)
Other	2,323	(2,452)	3,809	(870)
Total other expense	(6,203)	(13,096)	(12,303)	(22,064)

Income (loss) before income taxes	98,379	23,666	218,242	(4,183)

Income tax expense	13,765	1,780	33,950	2,708

Net income (loss)	$84,614	$21,886	$184,292	$(6,891)

Net income (loss) per common share:
Basic	$0.41	$0.10	$0.88	$(0.03)
Diluted	$0.40	$0.10	$0.87	$(0.03)

Weighted average number of common shares outstanding:
Basic	207,839	216,165	209,952	215,718
Diluted	208,984	219,676	211,188	215,718
Cash dividends per common share	$0.08	$0.04	$0.16	$0.08

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PATTERSON-UTI ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(unaudited, in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Net income (loss)	$84,614	$21,886	$184,292	$(6,891)
Other comprehensive income (loss):
Foreign currency translation adjustment, net of taxes of $0 for all periods	—	1,678	—	1,793
Release of cumulative translation adjustment, net of taxes of $3,770, into net income (loss) for three and six months ended June 30, 2022	—	(7,708)	—	(7,708)
Total comprehensive income (loss)	$84,614	$15,856	$184,292	$(12,806)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PATTERSON-UTI ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(unaudited, in thousands)

	Common Stock		Additional	Retained	Accumulated Other
	Number of		Paid-in	(Deficit)	Comprehensive	Treasury
	Shares	Amount	Capital	Earnings	Income	Stock	Total
Balance, December 31, 2022	302,326	$3,023	$3,202,973	$(87,394)	$—	$(1,453,079)	$1,665,523
Net income	—	—	—	99,678	—	—	99,678
Vesting of restricted stock units	89	1	(1)	—	—	—	—
Stock-based compensation	—	—	(758)	—	—	—	(758)
Payment of cash dividends ($0.08 per share)	—	—	—	(16,916)	—	—	(16,916)
Dividend equivalents	—	—	—	(263)	—	—	(263)
Purchase of treasury stock	—	—	—	—	—	(74,307)	(74,307)
Balance, March 31, 2023	302,415	$3,024	$3,202,214	$(4,895)	$—	$(1,527,386)	$1,672,957
Net income	—	—	—	84,614	—	—	84,614
Issuance of restricted stock	1,001	10	(10)	—	—	—	—
Vesting of restricted stock units	1,512	15	(15)	—	—	—	—
Stock-based compensation	—	—	6,738	—	—	—	6,738
Payment of cash dividends ($0.08 per share)	—	—	—	(16,591)	—	—	(16,591)
Dividend equivalents	—	—	—	(229)	—	—	(229)
Purchase of treasury stock	—	—	—	—	—	(27,320)	(27,320)
Balance, June 30, 2023	304,928	$3,049	$3,208,927	$62,899	$—	$(1,554,706)	$1,720,169

	Common Stock		Additional		Accumulated Other
	Number of		Paid-in	Retained	Comprehensive	Treasury
	Shares	Amount	Capital	Deficit	Income	Stock	Total
Balance, December 31, 2021	299,269	$2,993	$3,171,536	$(198,316)	$5,915	$(1,372,641)	$1,609,487
Net loss	—	—	—	(28,777)	—	—	(28,777)
Foreign currency translation adjustment	—	—	—	—	115	—	115
Vesting of restricted stock units	150	1	(1)	—	—	—	—
Stock-based compensation	—	—	4,642	—	—	—	4,642
Payment of cash dividends ($0.04 per share)	—	—	—	(8,611)	—	—	(8,611)
Dividend equivalents	—	—	—	(144)	—	—	(144)
Purchase of treasury stock	—	—	—	—	—	(13)	(13)
Balance, March 31, 2022	299,419	$2,994	$3,176,177	$(235,848)	$6,030	$(1,372,654)	$1,576,699
Net income	—	—	—	21,886	—	—	21,886
Foreign currency translation adjustment	—	—	—	—	1,678	—	1,678
Release of cumulative translation adjustment	—	—	—	—	(7,708)	—	(7,708)
Issuance of restricted stock	980	10	(10)	—	—	—	—
Vesting of restricted stock units	1,287	13	(13)	—	—	—	—
Exercise of stock options	640	6	10,362	—	—	—	10,368
Stock-based compensation	—	—	5,162	—	—	—	5,162
Payment of cash dividends ($0.04 per share)	—	—	—	(8,652)	—	—	(8,652)
Dividend equivalents	—	—	—	(100)	—	—	(100)
Purchase of treasury stock	—	—	—	—	—	(23,252)	(23,252)
Balance, June 30, 2022	302,326	$3,023	$3,191,678	$(222,714)	$—	$(1,395,906)	$1,576,081

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PATTERSON-UTI ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Six Months Ended
	June 30,
	2023	2022
Cash flows from operating activities:
Net income (loss)	$184,292	$(6,891)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion, amortization and impairment	254,994	238,491
Deferred income tax expense	29,080	404
Stock-based compensation	5,980	9,804
Net gain on asset disposals	(1,374)	(10,408)
Gain on early debt extinguishment	(1,112)	—
Other	896	534
Changes in operating assets and liabilities:
Accounts receivable	74,471	(116,859)
Inventory	(12,302)	(15,062)
Other current assets	(24,284)	(7,659)
Other assets	3,525	4,930
Accounts payable	(4,214)	42,661
Accrued liabilities	(106,546)	(50,313)
Other liabilities	(6,200)	(4,615)
Net cash provided by operating activities	397,206	85,017

Cash flows from investing activities:
Purchases of property and equipment	(249,995)	(191,198)
Proceeds from disposal of assets	7,792	15,346
Other	(9)	(2,342)
Net cash used in investing activities	(242,212)	(178,194)

Cash flows from financing activities:
Purchases of treasury stock	(100,915)	(12,897)
Dividends paid	(33,507)	(17,263)
Proceeds from borrowings under revolving credit facility	—	45,000
Repayment of borrowings under revolving credit facility	—	(20,000)
Repayment of senior notes	(7,837)	—
Net cash used in financing activities	(142,259)	(5,160)
Effect of foreign exchange rate changes on cash	—	449
Net increase (decrease) in cash and cash equivalents	12,735	(97,888)
Cash and cash equivalents at beginning of period	137,553	117,524
Cash and cash equivalents at end of period	$150,288	$19,636

Supplemental disclosure of cash flow information:
Net cash received (paid) during the period for:
Interest, net of capitalized interest of $836 in 2023 and $400 in 2022	$(17,512)	$(20,341)
Income taxes	(17,666)	(880)
Non-cash investing and financing activities:
Net increase in payables for purchases of property and equipment	$12,720	$19,779
Net increase in deposits on equipment purchases	(1,171)	(4,363)
Cashless exercise of stock options	—	10,368

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

The unaudited interim condensed consolidated financial statements have been prepared by us pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been omitted pursuant to such rules and regulations, although we believe the disclosures included either on the face of the financial statements or herein are sufficient to make the information presented not misleading. In the opinion of management, all recurring adjustments considered necessary for a fair statement of the information in conformity with GAAP have been included. The unaudited condensed consolidated balance sheet as of December 31, 2022, as presented herein, was derived from our audited consolidated balance sheet but does not include all disclosures required by GAAP. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2022. The results of operations for the three and six months ended June 30, 2023 are not necessarily indicative of the results to be expected for the full year.

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

2. Business Combination

NexTier Oilfield Solutions Inc.

On June 14, 2023, we and certain subsidiaries of ours entered into a merger agreement (the “NexTier Merger Agreement”) with NexTier Oilfield Solutions Inc. (“NexTier”). Under the terms of the NexTier Merger Agreement, at the effective time set forth in the NexTier Merger Agreement, subject to certain exceptions, each share of common stock of NexTier (“NexTier Common Stock”) then issued and outstanding immediately prior to the effective time (including outstanding restricted shares) will be converted into the right to receive 0.7520 shares of our common stock. Upon consummation of the transactions contemplated by the NexTier Merger Agreement, NexTier will be a wholly owned subsidiary of Patterson-UTI.

NexTier is a predominately U.S. land-focused oilfield service company, with a diverse set of well completion and production services across a variety of active and demanding basins.

The transaction is expected to close in 2023, subject to customary closing conditions and the approval of our and NexTier’s stockholders.

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

Operating Lease Revenue — Lease income from equipment that we lease to others is recognized on a straight-line basis over the lease term. Lease income recognized during the six months ended June 30, 2023 and 2022 was not material.

Accounts Receivable and Contract Liabilities

Accounts receivable is our right to consideration once it becomes unconditional. Payment terms typically range from 30 to 60 days.

Accounts receivable balances were $488 million and $561 million as of June 30, 2023 and December 31, 2022, respectively. These balances do not include amounts related to our oil and gas working interests as those contracts are excluded from Topic 606. Accounts receivable balances are included in “Accounts receivable” in our unaudited condensed consolidated balance sheets.

We do not have any significant contract asset balances. Contract liabilities include prepayments received from customers prior to the requested services being completed. Once the services are complete and have been invoiced, the prepayment is applied against the customer’s account to offset the accounts receivable balance. Also included in contract liabilities are payments received from customers for reactivation or initial mobilization of newly constructed or upgraded rigs that were moved on location to the initial well site. These payments are allocated to the overall performance obligation and amortized over the initial term of the contract. Total contract liability balances were $49.2 million and $148 million as of June 30, 2023 and December 31, 2022, respectively. We recognized $102 million of revenue in the six months ended June 30, 2023 that was included in the contract liability balance at the beginning of the period. Revenue related to our contract liabilities balance is expected to be recognized through 2026. The $15.6 million current portion of our contract liability balance is included in “Accrued liabilities” and $33.6 million noncurrent portion of our contract liability balance is included in “Other liabilities” in our unaudited condensed consolidated balance sheets.

Contract Costs

Costs incurred for newly constructed rigs or rig upgrades based on a contract with a customer are considered capital improvements and are capitalized to drilling equipment and depreciated over the estimated useful life of the asset.

Remaining Performance Obligations

We maintain a backlog of commitments for contract drilling services under term contracts, which we define as contracts with a duration of six months or more. Our contract drilling backlog in the United States as of June 30, 2023 was approximately $760 million. Approximately 29% of the total contract drilling backlog in the United States at June 30, 2023 is reasonably expected to remain at June 30, 2024. We generally calculate our backlog by multiplying the dayrate under our term drilling contracts by the number of days remaining under the contract. The calculation does not include any revenues related to fees for other services such as for mobilization, other than initial mobilization, demobilization and customer reimbursables, nor does it include potential reductions in rates for unscheduled standby or during periods in which the rig is moving or incurring maintenance and repair time in excess of what is permitted under the drilling contract. For contracts that contain variable dayrate pricing, our backlog calculation uses the dayrate in effect for periods where the dayrate is fixed, and, for periods that remain subject to variable pricing, uses commodity pricing or other related indices in effect at June 30, 2023. In addition, our term drilling contracts are generally subject to termination by the customer on short notice and provide for an early termination payment to us in the event that the contract is terminated by the customer. For contracts on which we have received notice for the rig to be placed on standby, our backlog calculation uses the standby rate for the period over which we expect to receive the standby rate. For contracts on which we have received an early termination notice, our backlog calculation includes the early termination rate, instead of the dayrate, for the period over which we expect to receive the lower rate. Please see “Our Current Backlog of Contract Drilling Revenue May Decline and May Not Ultimately Be Realized, as Fixed-Term Contracts May in Certain Instances Be Terminated Without an Early Termination Payment” included in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

4. Inventory

Inventory consisted of the following at June 30, 2023 and December 31, 2022 (in thousands):

	June 30, 2023	December 31, 2022
Finished goods	$1,576	$28
Work-in-process	4,431	2,341
Raw materials and supplies	62,029	55,669
Inventory	$68,036	$58,038

5. Other Current Assets

Other current assets consisted of the following at June 30, 2023 and December 31, 2022 (in thousands):

	June 30, 2023	December 31, 2022
Federal and state income taxes receivable	$12,382	$399
Workers' compensation receivable	32,772	34,632
Prepaid expenses	22,485	11,960
Other	24,315	21,317
Other current assets	$91,954	$68,308

6. Property and Equipment

Property and equipment consisted of the following at June 30, 2023 and December 31, 2022 (in thousands):

	June 30, 2023	December 31, 2022
Equipment	$7,608,945	$7,551,099
Oil and natural gas properties	235,753	236,156
Buildings	168,370	175,212
Land	23,610	23,610
Total property and equipment	8,036,678	7,986,077
Less accumulated depreciation, depletion, amortization and impairment	(5,773,097)	(5,725,501)
Property and equipment, net	$2,263,581	$2,260,576

On a periodic basis, we evaluate our fleet of drilling rigs for marketability based on the condition of inactive rigs, expenditures that would be necessary to bring inactive rigs to working condition and the expected demand for drilling services by rig type. The components comprising rigs that will no longer be marketed are evaluated, and those components with continuing utility to our other marketed rigs are transferred to other rigs or to our yards to be used as spare equipment. The remaining components of these rigs are abandoned. We had no impairment related to the marketability or condition of our drilling rigs during the three and six months ended June 30, 2023.

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

7. Accrued Liabilities

Accrued liabilities consisted of the following at June 30, 2023 and December 31, 2022 (in thousands):

	June 30, 2023	December 31, 2022
Salaries, wages, payroll taxes and benefits	$58,138	$73,308
Workers' compensation liability	61,884	67,853
Property, sales, use and other taxes	16,952	10,119
Insurance, other than workers' compensation	2,670	3,644
Accrued interest payable	10,779	10,522
Deferred revenue	15,551	110,215
Federal and state income taxes payable	3,622	4,644
Accrued merger and integration expenses	7,740	—
Other	26,670	28,482
Accrued liabilities	$204,006	$308,787

8. Long-Term Debt

Long-term debt consisted of the following at June 30, 2023 and December 31, 2022 (in thousands):

	June 30, 2023	December 31, 2022
3.95% Senior Notes	$482,505	$488,505
5.15% Senior Notes	344,895	347,900
	827,400	836,405
Less deferred financing costs and discounts	(4,992)	(5,468)
Total	$822,408	$830,937

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

Loans under the Credit Agreement bear interest by reference, at our election, to the SOFR rate or base rate. The applicable margin on SOFR rate loans varies from 1.00% to 2.00% and the applicable margin on base rate loans varies from 0.00% to 1.00%, in each case determined based on our credit rating. As of June 30, 2023, the applicable margin on SOFR rate loans was 1.75% and the applicable margin on base rate loans was 0.75%. A letter of credit fee is payable by us equal to the applicable margin for SOFR rate loans times the daily amount available to be drawn under outstanding letters of credit. The commitment fee rate payable to the lenders varies from 0.10% to 0.30% based on our credit rating.

None of our subsidiaries are currently required to be a guarantor under the Credit Agreement. However, if any subsidiary guarantees or incurs debt in excess of the Priority Debt Basket (as defined in the Credit Agreement), such subsidiary is required to become a guarantor under the Credit Agreement.

The Credit Agreement contains representations, warranties, affirmative and negative covenants and events of default and associated remedies that we believe are customary for agreements of this nature, including certain restrictions on our ability and the ability of each of our subsidiaries to incur debt and grant liens. If our credit rating is below investment grade at both Moody’s and S&P, we will become subject to a restricted payment covenant, which would require us to have a Pro Forma Debt Service Coverage Ratio (as defined in the Credit Agreement) greater than or equal to 1.50 to 1.00 immediately before and immediately after making any restricted payment. Restricted payments include, among other things, dividend payments, repurchases of our common stock, distributions to holders of our common stock or any other payment or other distribution to third parties on account of our or our subsidiaries’ equity interests. Our credit rating is currently investment grade at one of the two ratings agencies. The Credit Agreement also requires that our total debt to capitalization ratio, expressed as a percentage, not exceed 50%. The Credit Agreement generally defines the total debt to capitalization ratio as the ratio of (a) total borrowed money indebtedness to (b) the sum of such indebtedness plus consolidated net worth, with consolidated net worth determined as of the end of the most recently ended fiscal quarter. We were in compliance with these covenants at June 30, 2023.

As of June 30, 2023, we had no borrowings outstanding under our revolving credit facility. We had no letters of credit outstanding under the Credit Agreement at June 30, 2023 and, as a result, had available borrowing capacity of $600 million at that date.

2015 Reimbursement Agreement — On March 16, 2015, we entered into a Reimbursement Agreement (the “Reimbursement Agreement”) with The Bank of Nova Scotia (“Scotiabank”), pursuant to which we may from time to time request that Scotiabank issue an unspecified amount of letters of credit. As of June 30, 2023, we had $61.6 million in letters of credit outstanding under the Reimbursement Agreement.

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

Presented below is a schedule of the principal repayment requirements of long-term debt as of June 30, 2023 (in thousands):

Year ending December 31,
2023	$—
2024	—
2025	—
2026	—
2027	—
Thereafter	827,400
Total	$827,400

9. Commitments and Contingencies

As of June 30, 2023, we maintained letters of credit in the aggregate amount of $61.6 million primarily for the benefit of various insurance companies as collateral for retrospective premiums and retained losses which could become payable under the terms of the underlying insurance contracts. These letters of credit expire annually at various times during the year and are typically renewed. As of June 30, 2023, no amounts had been drawn under the letters of credit.

As of June 30, 2023, we had commitments to purchase major equipment totaling approximately $114 million for our contract drilling, pressure pumping, directional drilling and oilfield rentals businesses.

Our pressure pumping business has entered into agreements to purchase minimum quantities of proppants and chemicals from certain vendors. As of June 30, 2023, the remaining minimum obligation under these agreements was approximately $10.9 million, of which approximately $7.9 million and $3.0 million relate to the remainder of 2023 and 2024, respectively.

We are party to various legal proceedings arising in the normal course of our business. We do not believe that the outcome of these proceedings, either individually or in the aggregate, will have a material adverse effect on our financial condition, cash flows or results of operations.

10. Stockholders’ Equity

Cash Dividend — On July 26, 2023, our Board of Directors approved a cash dividend on our common stock in the amount of $0.08 per share to be paid on September 21, 2023 to holders of record as of September 7, 2023. The amount and timing of all future dividend payments, if any, are subject to the discretion of the Board of Directors and will depend upon business conditions, results of operations, financial condition, terms of our debt agreements and other factors. Our Board of Directors may, without advance notice, reduce or suspend our dividend to improve our financial flexibility and position our company for long-term success. There can be no assurance that we will pay a dividend in the future.

Share Repurchases and Acquisitions — In September 2013, our Board of Directors approved a stock buyback program. In April 2023, our Board of Directors approved an increase of the authorization under the stock buyback program to allow for an aggregate of $300 million of future share repurchases. All purchases executed to date have been through open market transactions. Purchases under the buyback program are made at management’s discretion, at prevailing prices, subject to market conditions and other factors. Purchases may be made at any time without prior notice. There is no expiration date associated with the buyback program. As of June 30, 2023, we had remaining authorization to purchase approximately $281 million of our outstanding common stock under the stock buyback program. Shares of stock purchased under the buyback program are held as treasury shares.

Treasury stock acquisitions during the six months ended June 30, 2023 were as follows (dollars in thousands):

	Shares	Cost

Treasury shares at January 1, 2023	88,758,722	$1,453,079
Purchases pursuant to stock buyback program	7,426,044	93,276
Acquisitions pursuant to long-term incentive plan	749,284	8,351
Treasury shares at June 30, 2023	96,934,050	$1,554,706

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

The Patterson-UTI Energy, Inc. 2021 Long-Term Incentive Plan (the “2021 Plan”) was originally approved by our stockholders on June 3, 2021. Subject to stockholder approval, our Board of Directors approved an amendment to the 2021 Plan to increase the number of shares available for issuance under the 2021 Plan by 5.445 million shares (the “Amendment” and the 2021 Plan, as amended by the Amendment, the “Plan”). On June 8, 2023, our stockholders approved the Amendment. The aggregate number of shares of

Common Stock authorized for grant under the Plan is approximately 18.9 million, which includes approximately 4.9 million shares previously authorized for grant under our Amended and Restated 2014 Long-Term Incentive Plan, as amended (the “2014 Plan”).

Stock Options — We estimate the grant date fair values of stock options using the Black-Scholes-Merton valuation model. Volatility assumptions are based on the historic volatility of our common stock over the most recent period equal to the expected term of the options as of the date such options are granted. The expected term assumptions are based on our experience with respect to employee stock option activity. Dividend yield assumptions are based on the expected dividends at the time the options are granted. The risk-free interest rate assumptions are determined by reference to United States Treasury yields. No options were granted during the six months ended June 30, 2023 or 2022.

Stock option activity from January 1, 2023 to June 30, 2023 follows:

		Weighted
		Average
	Underlying	Exercise Price
	Shares	Per Share
Outstanding at January 1, 2023	2,905,150	$22.19
Exercised	—	$—
Expired	(662,500)	$22.70
Outstanding at June 30, 2023	2,242,650	$22.04
Exercisable at June 30, 2023	2,242,650	$22.04

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

Restricted stock unit activity from January 1, 2023 to June 30, 2023 follows:

			Weighted
			Average Grant
	Time	Performance	Date Fair Value
	Based	Based	Per Share
Non-vested restricted stock units outstanding at January 1, 2023	3,090,846	359,315	$12.71
Granted	1,675,657	—	$11.32
Vested	(1,600,786)	—	$9.89
Forfeited	(13,002)	—	$15.45
Non-vested restricted stock units outstanding at June 30, 2023	3,152,715	359,315	$12.93

As of June 30, 2023, we had unrecognized compensation cost related to our unvested restricted stock units totaling $41.1 million. The weighted-average remaining vesting period for these unvested restricted stock units was 2.26 years as of June 30, 2023.

Performance Unit Awards — We have granted share-settled performance unit awards to certain employees (the “Performance Units”) on an annual basis since 2010. The Performance Units provide for the recipients to receive shares of common stock upon the achievement of certain performance goals during a specified period established by the Compensation Committee. The performance period for the Performance Units is generally the three-year period commencing on April 1 of the year of grant.

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

The payout under the Performance Units shall not exceed the target number of shares if our absolute total shareholder return is negative or zero.

The total target number of shares with respect to the Performance Units for the awards granted in 2019-2023 is set forth below:

	2023	2022	2021	2020	2019
	Performance	Performance	Performance	Performance	Performance
	Unit Awards	Unit Awards	Unit Awards	Unit Awards	Unit Awards
Target number of shares	631,700	414,000	843,000	500,500	489,800

In April 2022, 979,600 shares were issued to settle the 2019 Performance Units. In May 2023, 1,001,000 shares were issued to settle the 2020 Performance Units. The Performance Units granted in 2021, 2022 and 2023 have not reached the end of their respective performance periods.

Because the Performance Units are share-settled awards, they are accounted for as equity awards and measured at fair value on the date of grant using a Monte Carlo simulation model. The fair value of the Performance Units is set forth below (in thousands):

	2023	2022	2021	2020	2019
	Performance	Performance	Performance	Performance	Performance
	Unit Awards	Unit Awards	Unit Awards	Unit Awards	Unit Awards
Aggregate fair value at date of grant	$8,440	$10,743	$7,225	$826	$9,958

These fair value amounts are charged to expense on a straight-line basis over the performance period. Compensation expense associated with the Performance Units is shown below (in thousands):

	2023	2022	2021	2020	2019
	Performance	Performance	Performance	Performance	Performance
	Unit Awards	Unit Awards	Unit Awards	Unit Awards	Unit Awards
Three months ended June 30, 2023	$469	$895	$602	N/A	N/A
Three months ended June 30, 2022	N/A	$895	$602	$69	N/A
Six months ended June 30, 2023	$469	$1,791	$1,204	$69	N/A
Six months ended June 30, 2022	N/A	$895	$1,204	$138	$830

As of June 30, 2023, we had unrecognized compensation cost related to our unvested Performance Units totaling $16.0 million. The weighted-average remaining vesting period for these unvested Performance Units was 1.64 years as of June 30, 2023.

Phantom Units — In May 2020, the Compensation Committee approved a grant of long-term performance-based phantom units to our Chief Executive Officer and President, William A. Hendricks, Jr. (the “Phantom Units”). The Phantom Units were granted outside of the 2014 Plan. Pursuant to this phantom unit grant, Mr. Hendricks could earn from 0% to 200% of a target award of 298,500 phantom units based on our achievement of the same performance conditions over the same performance period that applies to the Performance Units granted in April 2020, as described above. Because the Phantom Units were cash-settled awards, they were accounted for as a liability classified award. The grant date fair value of the Phantom Units was $1.2 million. Compensation expense was recognized on a straight-line basis over the performance period, with the amount recognized fluctuating as a result of the Phantom Units being remeasured to fair value at the end of each reporting period due to their liability-award classification. We recognized a reversal of $1.0 million of compensation expense in the first quarter of 2023. We recognized $0.5 million and $3.6 million of compensation expense during the three and six months ended June 30, 2022, respectively. The Phantom Units settled in May 2023, with a cash payment of $7.4 million, which was determined by multiplying 597,000 earned phantom units by our average trading price per share over the twenty consecutive trading days preceding March 31, 2023.

12. Income Taxes

Our effective income tax rate fluctuates from the U.S. statutory tax rate based on, among other factors, changes in pretax income in jurisdictions with varying statutory tax rates, the impact of U.S. state and local taxes, the realizability of deferred tax assets and other differences related to the recognition of income and expense between GAAP and tax accounting.

Our effective income tax rate for the three months ended June 30, 2023 was 14.0%, compared with 7.5% for the three months ended June 30, 2022. The higher effective income tax rate for the three months ended June 30, 2023 compared to June 30, 2022, was primarily attributable to the impact of valuation allowances on deferred tax assets between periods. For the three months ended June 30, 2022, due to valuation allowances, only certain income tax expense related to Colombia and certain U.S. states was recorded, resulting in a lower overall effective income tax rate.

Our effective income tax rate for the six months ended June 30, 2023 was 15.6%, compared with (64.7)% for the six months ended June 30, 2022. The change in effective income tax rate for the six months ended June 30, 2023 was primarily attributable to the impact of valuation allowances between periods. For the six months ending June 30, 2022, due to valuation allowances, only certain income tax expense related to Colombia and certain U.S. states was recorded during a period with a pre-tax loss. This resulted in a negative effective income tax rate for the six months ended June 30, 2022.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized, and when necessary, valuation allowances are provided. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. We assess the realizability of our deferred tax assets quarterly and consider carryback availability, the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. In the second quarter of 2023, the effective tax rate takes into consideration the estimated valuation allowance based on forecasted 2023 income.

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

The following table presents information necessary to calculate net income (loss) per share for the three and six months ended June 30, 2023 and 2022 as well as potentially dilutive securities excluded from the weighted average number of diluted common shares outstanding because their inclusion would have been anti-dilutive (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
BASIC EPS:
Net income (loss) attributed to common stockholders	$84,614	$21,886	$184,292	$(6,891)
Weighted average number of common shares outstanding	207,839	216,165	209,952	215,718
Basic net income (loss) per common share	$0.41	$0.10	$0.88	$(0.03)
DILUTED EPS:
Net income (loss) attributed to common stockholders	$84,614	$21,886	$184,292	$(6,891)
Weighted average number of common shares outstanding	207,839	216,165	209,952	215,718
Add dilutive effect of potential common shares	1,145	3,511	1,236	—
Weighted average number of diluted common shares outstanding	208,984	219,676	211,188	215,718
Diluted net income (loss) per common share	$0.40	$0.10	$0.87	$(0.03)
Potentially dilutive securities excluded as anti-dilutive	6,084	3,683	2,572	9,982

14. Business Segments

At June 30, 2023, we had three reportable business segments: (i) contract drilling of oil and natural gas wells, (ii) pressure pumping services and (iii) directional drilling services. Each of these segments represents a distinct type of business and has a separate management team that reports to our chief operating decision maker. The results of operations in these segments are regularly reviewed by the chief operating decision maker for purposes of determining resource allocation and assessing performance.

The following tables summarize selected financial information relating to our business segments (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Revenues:
Contract drilling	$435,510	$307,618	$857,569	$567,301
Pressure pumping	250,241	238,376	543,509	427,966
Directional drilling	55,141	54,825	111,404	98,159
Other operations (1)	33,195	29,233	65,736	54,259
Elimination of intercompany revenues - Contract drilling (2)	(3,135)	(3,032)	(6,168)	(6,075)
Elimination of intercompany revenues - Other operations (2)	(12,067)	(4,782)	(21,363)	(9,997)
Total revenues	$758,885	$622,238	$1,550,687	$1,131,613

Income (loss) before income taxes:
Contract drilling	$113,342	$21,720	$213,672	$18,556
Pressure pumping	25,304	20,091	69,736	26,512
Directional drilling	1,341	4,028	3,449	5,816
Other operations	(1,995)	3,300	(1,160)	4,041
Corporate	(33,410)	(12,377)	(55,152)	(37,044)
Interest income	1,212	14	2,452	29
Interest expense	(9,738)	(10,658)	(18,564)	(21,223)
Other	2,323	(2,452)	3,809	(870)
Income (loss) before income taxes	$98,379	$23,666	$218,242	$(4,183)

Depreciation, depletion, amortization and impairment:
Contract drilling	$85,633	$84,905	$172,499	$166,928
Pressure pumping	25,976	24,713	52,001	48,498
Directional drilling	4,514	3,859	8,685	7,203
Other operations	9,557	6,803	17,136	13,200
Corporate	1,134	1,273	4,673	2,662
Total depreciation, depletion, amortization and impairment	$126,814	$121,553	$254,994	$238,491

Capital expenditures:
Contract drilling	$74,464	$50,165	$154,613	$101,875
Pressure pumping	29,640	34,554	51,065	68,016
Directional drilling	7,331	4,036	16,405	7,002
Other operations	8,031	7,189	13,310	13,391
Corporate	12,928	426	14,602	914
Total capital expenditures	$132,394	$96,370	$249,995	$191,198

	June 30, 2023	December 31, 2022
Identifiable assets:
Contract drilling	$2,195,695	$2,197,137
Pressure pumping	475,312	541,975
Directional drilling	124,713	121,111
Other operations	110,828	93,947
Corporate (3)	210,648	189,653
Total assets	$3,117,196	$3,143,823

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

The estimated fair value of our outstanding debt balances as of June 30, 2023 and December 31, 2022 is set forth below (in thousands):

	June 30, 2023		December 31, 2022
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
3.95% Senior Notes	$482,505	$429,878	$488,505	$431,556
5.15% Senior Notes	344,895	311,388	347,900	313,164
Total debt	$827,400	$741,266	$836,405	$744,720

The fair values of the 3.95% Senior Notes and the 5.15% Senior Notes at June 30, 2023 and December 31, 2022 are based on quoted market prices, which are considered Level 1 fair value estimates in the fair value hierarchy of fair value accounting. The fair values of the 3.95% Senior Notes implied a 6.75% market rate of interest at June 30, 2023 and a 6.69% market rate of interest at December 31, 2022, based on their quoted market prices. The fair values of the 5.15% Senior Notes implied a 7.07% market rate of interest at June 30, 2023 and a 7.01% market rate of interest at December 31, 2022, based on their quoted market prices.

16. Subsequent Event

On July 3, 2023, we and certain subsidiaries of ours entered into a merger agreement (the “Ulterra Merger Agreement”) to acquire Ulterra Drilling Technologies, L.P. (“Ulterra”), pursuant to which, upon the terms and subject to the conditions set forth therein, we will acquire Ulterra on a debt-free basis for aggregate consideration of 34.9 million shares of our common stock and $370 million of cash, subject to customary purchase price adjustments. Ulterra is a global provider of specialized drill bit solutions.

The transaction is expected to close in the third quarter of 2023, subject to customary closing conditions and receipt of required regulatory approvals, including the expiration or termination of the waiting period under the Hart-Scott-Rodino Act.

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

Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to have been correct. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from actual future results expressed or implied by the forward-looking statements. These risks and uncertainties relate to:

•
the receipt of approval of stockholders of both Patterson-UTI and NexTier Oilfield Solutions Inc. (“NexTier”);
•
the time required to complete the NexTier merger and the Ulterra Drilling Technologies, L.P. (“Ulterra”) acquisition;
•
uncertainty as to whether the conditions to closing the NexTier merger or the Ulterra acquisition will be satisfied or whether the NexTier merger or the Ulterra acquisition will be completed;
•
the occurrence of any event, change or other circumstance that could give rise to a termination of the NexTier merger or the Ulterra acquisition;
•
the diversion of management time on merger- and acquisition-related issues;
•
the ultimate timing, outcome and results of integrating the operations of Patterson-UTI, NexTier and Ulterra;
•
the effects of the business combination on Patterson-UTI, NexTier and Ulterra, including the combined company’s future financial condition, results of operations, strategy and plans;
•
potential adverse reactions or changes to business relationships resulting from the announcement or completion of the NexTier merger or the Ulterra acquisition;
•
expected benefits from the NexTier merger and the Ulterra acquisition and the timing and ability of Patterson-UTI to realize those benefits;
•
the significant costs required to complete the NexTier merger and the Ulterra acquisition and integrate operations of Patterson-UTI, NexTier and Ulterra;
•
expectations regarding regulatory approval of the Ulterra acquisition;
•
whether litigation relating to the NexTier merger or the Ulterra acquisition will occur and, if so, the results of any litigation, settlements and investigations;
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

Crude oil prices and demand for drilling and completions equipment and services increased in 2022, and industry supply of Tier-1, super-spec rigs became constrained. Commodity price volatility in the second quarter of 2023 resulted in a decline in industry activity; however, commodity prices have recently increased. The current demand for equipment and services remains dependent on macro conditions, including commodity prices, geopolitical environment, inflationary pressures, economic conditions in the United States and elsewhere and continued focus by exploration and production companies and service companies on capital discipline. Oil prices reached a low of $67.08 per barrel and averaged $73.54 per barrel in the second quarter of 2023, as compared to $76.08 per barrel in the first quarter of 2023. Natural gas prices (based on the Henry Hub Spot Market Price) averaged $2.16 per MMBtu in the second quarter of 2023 as compared to an average of $2.65 per MMBtu in the first quarter of 2023.

Our average active rig count in the United States for the second quarter of 2023 was 128 rigs. This was a decrease from our average active rig count for the first quarter of 2023 of 131. We expect our rig count in the United States will average approximately 119 rigs during the third quarter. Based on contracts in place in the United States as of July 26, 2023, we expect an average of 71 rigs operating under term contracts during the third quarter of 2023 and an average of 44 rigs operating under term contracts during the four quarters ending June 30, 2024.

In pressure pumping, increased whitespace in the calendar and lower pricing, primarily on spot market work, contributed to a sequential decrease in the second quarter in revenues and margins. For the third quarter, we plan to operate 11 spreads.

Based on the outlook for the second half of 2023, we lowered our 2023 capital expenditure forecast to $485 million.

Recent Developments in Merger and Acquisition Activity and Financial Matters — On July 3, 2023, we and certain subsidiaries of ours entered into a merger agreement (the “Ulterra Merger Agreement”) to acquire Ulterra, pursuant to which, upon the terms and subject to the conditions set forth therein, we will acquire Ulterra on a debt-free basis for aggregate consideration of 34.9 million shares of our common stock and $370 million of cash, subject to customary purchase price adjustments. Ulterra is a global provider of specialized drill bit solutions.

The Ulterra transaction is expected to close in the third quarter of 2023, subject to customary closing conditions and receipt of required regulatory approvals, including the expiration or termination of the waiting period under the Hart-Scott-Rodino Act.

On June 14, 2023, we and certain subsidiaries of ours entered into a merger agreement (the “NexTier Merger Agreement”) with NexTier. Under the terms of the NexTier Merger Agreement, at the effective time set forth in the NexTier Merger Agreement, subject to certain exceptions, each share of common stock of NexTier (“NexTier Common Stock”) then issued and outstanding immediately prior to the effective time (including outstanding restricted shares) will be converted into the right to receive 0.7520 shares of our common stock. Upon consummation of the transactions contemplated by the NexTier Merger Agreement, NexTier will be a wholly owned subsidiary of Patterson-UTI.

NexTier is a predominately U.S. land-focused oilfield service company, with a diverse set of well completion and production services across a variety of active and demanding basins.

The NexTier transaction is expected to close in 2023, subject to customary closing conditions and the approval of our and NexTier’s stockholders.

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

In addition to the dependence on oil and natural gas prices and demand for our services, we are highly impacted by operational risks, competition, labor issues, weather, the availability, from time to time, of products used in our pressure pumping business, supplier delays and various other factors that could materially adversely affect our business, financial condition, cash flows and results of operations. Please see Item 1A of this Report and our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

For the three months ended June 30, 2023 and March 31, 2023 and six months ended June 30, 2023 and 2022, our operating revenues consisted of the following (dollars in thousands):

	Three Months Ended				Six Months Ended
	June 30,		March 31,		June 30		June 30
	2023		2023		2023		2022
Contract drilling	$432,375	57.0%	$419,026	52.9%	$851,401	54.9%	$561,226	49.6%
Pressure pumping	250,241	33.0%	293,268	37.0%	543,509	35.0%	427,966	37.8%
Directional drilling	55,141	7.3%	56,263	7.1%	111,404	7.2%	98,159	8.7%
Other operations	21,128	2.7%	23,245	3.0%	44,373	2.9%	44,262	3.9%
	$758,885	100.0%	$791,802	100.0%	$1,550,687	100.0%	$1,131,613	100.0%

Contract Drilling

We have addressed our customers’ needs for drilling horizontal wells in shale and other unconventional resource plays by improving the capabilities of our drilling fleet. The U.S. land rig industry has in recent years referred to certain high specification rigs as “super-spec” rigs, which we consider to be at least a 1,500 horsepower, AC-powered rig that has at least a 750,000-pound hookload, a 7,500-psi circulating system, and is pad-capable. Due to evolving customer preferences, we refer to certain premium rigs as “Tier-1, super spec” rigs, which we consider as being a super-spec rig that also has a third mud pump and raised drawworks that allow for more clearance underneath the rig floor. As of June 30, 2023, our rig fleet included 172 super-spec rigs, of which 120 were Tier-1, super-spec rigs.

We maintain a backlog of commitments for contract drilling services under term contracts, which we define as contracts with a duration of six months or more. Our contract drilling backlog in the United States as of June 30, 2023 was approximately $760 million. Approximately 29% of the total contract drilling backlog in the United States at June 30, 2023 is reasonably expected to remain at June 30, 2024. See Note 3 of Notes to unaudited condensed consolidated financial statements for additional information on backlog.

Pressure Pumping

As of June 30, 2023, we had approximately 1.2 million horsepower in our pressure pumping fleet. We provide pressure pumping services to oil and natural gas operators primarily in Texas and the Appalachian region. Substantially all of the revenue in the pressure pumping segment is from well stimulation services, such as hydraulic fracturing, for completion of new wells and remedial work on existing wells. We also provide cementing services through the pressure pumping segment.

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

Results of Operations

The following tables summarize results of operations by business segment for the three months ended June 30, 2023 and March 31, 2023:

	Three Months Ended
	June 30,	March 31,
Contract Drilling	2023	2023	% Change
	(dollars in thousands)
Revenues	$432,375	$419,026	3.2%
Direct operating costs	231,420	230,358	0.5%
Adjusted gross margin (1)	200,955	188,668	6.5%
Selling, general and administrative	1,968	1,450	35.7%
Depreciation, amortization and impairment	85,633	86,866	(1.4)%
Other operating expenses, net	12	22	(45.5)%
Operating income	$113,342	$100,330	13.0%
Operating days - U.S. (2)	11,669	11,751	(0.7)%
Average revenue per operating day - U.S.	$35.94	$34.76	3.4%
Average direct operating costs per operating day - U.S.	$19.04	$18.88	0.9%
Average adjusted gross margin per operating day - U.S. (3)	$16.91	$15.88	6.5%
Average rigs operating - U.S. (2)	128	131	(1.8)%
Capital expenditures	$74,464	$80,149	(7.1)%

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

Revenues and average revenue per operating day increased primarily due to improved pricing.

The decrease in capital expenditures was primarily due to the timing of order placement and spending on committed deliveries that more heavily impacted the first quarter of 2023.

	Three Months Ended
	June 30,	March 31,
Pressure Pumping	2023	2023	% Change
	(dollars in thousands)
Revenues	$250,241	$293,268	(14.7)%
Direct operating costs	196,473	220,116	(10.7)%
Adjusted gross margin (1)	53,768	73,152	(26.5)%
Selling, general and administrative	2,488	2,695	(7.7)%
Depreciation, amortization and impairment	25,976	26,025	(0.2)%
Operating income	$25,304	$44,432	(43.1)%
Average active spreads (2)	12	12	(—)%
Fracturing jobs	137	147	(6.8)%
Other jobs	162	153	5.9%
Total jobs	299	300	(0.3)%
Average revenue per fracturing job	$1,797.79	$1,959.10	(8.2)%
Average revenue per other job	$24.35	$34.51	(29.5)%
Average revenue per total job	$836.93	$977.56	(14.4)%
Average direct operating costs per total job	$657.10	$733.72	(10.4)%
Average adjusted gross margin per total job (3)	$179.83	$243.84	(26.3)%
Adjusted gross margin as a percentage of revenues (3)	21.5%	24.9%	(13.9)%
Capital expenditures	$29,640	$21,425	38.3%
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

Generally, the revenues in our pressure pumping segment are most impacted by the number and design of fracturing jobs (including whether or not we provide proppants and other materials). Direct operating costs are also most impacted by these same factors. Our average revenue per fracturing job is largely dependent on the pricing terms of our pressure pumping contracts and the design of the jobs.

Revenues and direct operating costs decreased primarily due to lower pricing, fewer fracturing jobs, and lower utilization. Average revenue per total job and average direct operating costs per total job decreased due to a decrease in pumping hours per day.

The increase in capital expenditures was primarily due to spending related to maintenance capital and the timing of order placement that more heavily impacted the second quarter of 2023.

	Three Months Ended
	June 30,	March 31,
Directional Drilling	2023	2023	% Change
	(dollars in thousands)
Revenues	$55,141	$56,263	(2.0)%
Direct operating costs	47,365	48,046	(1.4)%
Adjusted gross margin (1)	7,776	8,217	(5.4)%
Selling, general and administrative	1,921	1,938	(0.9)%
Depreciation, amortization and impairment	4,514	4,171	8.2%
Operating income	$1,341	$2,108	(36.4)%
Capital expenditures	$7,331	$9,074	(19.2)%
(1)
Adjusted gross margin is defined as revenues less direct operating costs (excluding depreciation, amortization and impairment expense). See Non-GAAP Financial Measures below for a reconciliation of GAAP gross margin to adjusted gross margin by segment.

Revenue decreased due to decreased job activity. We averaged 40 jobs per day during the three months ended June 30, 2023 as compared to 41 jobs per day during the three months ended March 31, 2023.

The decrease in capital expenditures was primarily due to the purchase of rotary steerable systems and the timing of order placement that more heavily impacted the first quarter of 2023.

	Three Months Ended
	June 30,	March 31,
Other Operations	2023	2023	% Change
	(dollars in thousands)
Revenues	$21,128	$23,245	(9.1)%
Direct operating costs	12,827	14,139	(9.3)%
Adjusted gross margin (1)	8,301	9,106	(8.8)%
Selling, general and administrative	739	692	6.8%
Depreciation, depletion, amortization and impairment	9,557	7,579	26.1%
Operating income (loss)	$(1,995)	$835	NA
Capital expenditures	$8,031	$5,279	52.1%
(1)
Adjusted gross margin is defined as revenues less direct operating costs (excluding depreciation, depletion, amortization and impairment expense). See Non-GAAP Financial Measures below for a reconciliation of GAAP gross margin to adjusted gross margin by segment.

Other operations revenue and direct operating costs decreased due to lower volume of production and lower crude oil and natural gas market prices. Additionally, a portion of the decrease in other operations revenue was due to a decrease in the volume of services provided by our oilfield rentals business. The average WTI-Cushing price for the second quarter of 2023 was $73.54 per barrel as compared to $76.08 per barrel in the first quarter of 2023. Natural gas prices (based on the Henry Hub Spot Market Price) averaged $2.16 per MMBtu in the second quarter of 2023 as compared to $2.65 per MMBtu in the first quarter of 2023.

Depreciation, depletion, amortization and impairment increased primarily due to a $3.8 million impairment recorded in our oil and natural gas business in the second quarter of 2023.

The increase in capital expenditures was primarily related to incremental spending in our oilfield rental and oil and natural gas business.

	Three Months Ended
	June 30,	March 31,
Corporate	2023	2023	% Change
	(dollars in thousands)
Selling, general and administrative	$26,141	$23,791	9.9%
Merger and integration expenses	$7,940	$—	NA
Depreciation	$1,134	$3,539	(68.0)%
Other operating (income) expenses, net
Net (gain) loss on asset disposals	$(1,912)	$538	NA
Legal-related expenses and settlements	(306)	38	NA
Research and development	—	136	(100.0)%
Other	413	(6,300)	NA
Other operating (income) expenses, net	$(1,805)	$(5,588)	(67.7)%
Interest income	$1,212	$1,240	(2.3)%
Interest expense	$9,738	$8,826	10.3%
Other income	$2,323	$1,486	56.3%
Capital expenditures	$12,928	$1,674	672.3%

Selling, general and administrative expense increased primarily due to the fair value remeasurements of the phantom unit awards in the first quarter of 2023. See Note 11 of Notes to unaudited condensed consolidated financial statements for additional information on phantom unit awards.

The merger and integration expenses of $7.9 million were related to the merger agreements entered into with NexTier and Ulterra.

Other operating (income) expenses, net includes net gains or losses associated with the disposal of assets. Accordingly, the related gains or losses have been excluded from the results of specific segments. Other operating (income) expenses, net decreased primarily due to a $6.5 million reversal of cumulative compensation costs associated with certain performance-based restricted stock units in the first quarter of 2023, which was partially offset by a $1.9 million gain on asset disposals in the second quarter of 2023.

The increase in capital expenditures was primarily due to the purchase of an aircraft in the second quarter of 2023.

The following tables summarize results of operations by business segment for the six months ended June 30, 2023, and June 30, 2022:

	Six Months Ended
	June 30,	June 30,
Contract Drilling	2023	2022	% Change
	(dollars in thousands)
Revenues	$851,401	$561,226	51.7%
Direct operating costs	461,778	372,975	23.8%
Adjusted gross margin (1)	389,623	188,251	107.0%
Selling, general and administrative	3,418	2,765	23.6%
Depreciation, amortization and impairment	172,499	166,928	3.3%
Other operating expenses, net	34	2	1,600.0%
Operating income	$213,672	$18,556	1,051.5%
Operating days - U.S. (2)	23,420	21,377	9.6%
Average revenue per operating day - U.S.	$35.35	$24.56	43.9%
Average direct operating costs per operating day - U.S.	$18.96	$16.24	16.7%
Average adjusted gross margin per operating day - U.S. (3)	$16.39	$8.32	97.1%
Average rigs operating - U.S. (2)	129	118	9.6%
Capital expenditures	$154,613	$101,875	51.8%
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

The increase in capital expenditures was primarily due to higher maintenance capital expenditures related to increased rig activity and upgrading of certain rig components.

	Six Months Ended
	June 30,	June 30,
Pressure Pumping	2023	2022	% Change
	(dollars in thousands)
Revenues	$543,509	$427,966	27.0%
Direct operating costs	416,589	348,923	19.4%
Adjusted gross margin (1)	126,920	79,043	60.6%
Selling, general and administrative	5,183	4,033	28.5%
Depreciation, amortization and impairment	52,001	48,498	7.2%
Operating income	$69,736	$26,512	163.0%
Average active spreads (2)	12	11	9.1%
Fracturing jobs	284	270	5.2%
Other jobs	315	323	(2.5)%
Total jobs	599	593	1.0%
Average revenue per fracturing job	$1,881.29	$1,557.35	20.8%
Average revenue per other job	$29.28	$23.16	26.4%
Average revenue per total job	$907.36	$721.70	25.7%
Average direct operating costs per total job	$695.47	$588.40	18.2%
Average adjusted gross margin per total job (3)	$211.89	$133.29	59.0%
Adjusted gross margin as a percentage of revenues (3)	23.4%	18.5%	26.2%
Capital expenditures	$51,065	$68,016	(24.9)%
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

Generally, the revenues in our pressure pumping segment are most impacted by the number and design of fracturing jobs (including whether or not we provide proppants and other materials). Direct operating costs are also impacted by these same factors. Our average revenue per fracturing job is largely dependent on the pricing terms of our pressure pumping contracts and the size of the jobs.

Revenues increased primarily due to an increase in the number of higher revenue fracturing jobs, improved pricing and continued improvement in asset utilization and efficiency. Direct operating costs increased primarily due to an increase in the number of higher cost fracturing jobs as well as inflationary pressure on labor and supplies.

Our average revenue per total job increased primarily as a result of a shift in the mix of total jobs toward higher revenue fracturing jobs, fracturing job design, and improved pricing. Average revenue per fracturing job increased primarily due to improved pricing and job design. Average direct operating costs per total job increased primarily as a result of a shift toward higher cost fracturing jobs as well as inflationary pressure on labor and supplies.

The decrease in capital expenditures was primarily due to the activation of our twelfth spread in 2022.

	Six Months Ended
	June 30,	June 30,
Directional Drilling	2023	2022	% Change
	(dollars in thousands)
Revenues	$111,404	$98,159	13.5%
Direct operating costs	95,411	82,392	15.8%
Adjusted gross margin (1)	15,993	15,767	1.4%
Selling, general and administrative	3,859	2,748	40.4%
Depreciation, amortization and impairment	8,685	7,203	20.6%
Operating income	$3,449	$5,816	(40.7)%
Capital expenditures	$16,405	$7,002	134.3%
(1)
Adjusted gross margin is defined as revenues less direct operating costs (excluding depreciation, amortization and impairment expense). See Non-GAAP Financial Measures below for a reconciliation of GAAP gross margin to adjusted gross margin by segment.

Revenues increased primarily due to improved pricing, which was partially offset by fewer average jobs per day. We averaged 41 jobs per day during the six months ended June 30, 2023 as compared to 44 jobs per day during the six months ended June 30, 2022.

Direct operating costs increased primarily due to cost inflation.

Capital expenditures increased due to the purchase of additional premium equipment, including rotary steerable systems.

	Six Months Ended
	June 30,	June 30,
Other Operations	2023	2022	% Change
	(dollars in thousands)
Revenues	$44,373	$44,262	0.3%
Direct operating costs	26,966	25,822	4.4%
Adjusted gross margin (1)	17,407	18,440	(5.6)%
Selling, general and administrative	1,431	1,199	19.3%
Depreciation, depletion, amortization and impairment	17,136	13,200	29.8%
Operating income (loss)	$(1,160)	$4,041	NA
Capital expenditures	$13,310	$13,391	(0.6)%
(1)
Adjusted gross margin is defined as revenues less direct operating costs (excluding depreciation, depletion, amortization and impairment expense). See Non-GAAP Financial Measures below for a reconciliation of GAAP gross margin to adjusted gross margin by segment.

Other operations revenue was consistent with the comparable period. However, our oil and natural gas revenues decreased by $6.3 million as a result of lower crude oil and natural gas market prices. The average WTI-Cushing price for the six months ended June 30, 2023 was $74.73 per barrel as compared to $102.01 per barrel for the six months ended June 30, 2022. Natural gas prices (based on the Henry Hub Spot Market Price) averaged $2.40 per MMBtu for the six months ended June 30, 2023 as compared to $6.08 per MMBtu for the six months ended June 30, 2022. This decrease was offset by a $7.8 million increase in revenues in our oilfield rental business.

Depreciation, depletion, amortization and impairment increased primarily due to a $5.8 million impairment recorded in our oil and natural gas business during the six months ended June 30, 2023 compared to a $1.2 million impairment during the corresponding period of 2022.

	Six Months Ended
	June 30,	June 30,
Corporate	2023	2022	% Change
	(dollars in thousands)
Selling, general and administrative	$49,932	$42,795	16.7%
Merger and integration expenses	$7,940	$2,045	288.3%
Depreciation	$4,673	$2,662	75.5%
Other operating (income) expenses, net
Net gain on asset disposals	$(1,374)	$(10,408)	(86.8)%
Legal-related expenses and settlements	(268)	182	NA
Research and development	136	492	(72.4)%
Other	(5,887)	(724)	713.1%
Other operating (income) expenses, net	$(7,393)	$(10,458)	(29.3)%
Interest income	$2,452	$29	8,355.2%
Interest expense	$18,564	$21,223	(12.5)%
Other income (expense)	$3,809	$(870)	NA
Capital expenditures	$14,602	$914	1,497.6%

Selling, general and administrative expense increased primarily due to increased personnel costs as a result of higher headcount, wage growth and changes in stock-based compensation.

Merger and integration expenses for the six months ended June 30, 2023 increased due to the merger agreements entered with NexTier and Ulterra.

Other operating (income) expenses, net includes net gains or losses associated with the disposal of assets. Accordingly, the related gains or losses have been excluded from the results of specific segments. Other operating (income) expenses, net decreased primarily due to release of a $11.5 million cumulative translation adjustment from accumulated other comprehensive income into net income (loss) in our condensed consolidated statements of operations upon substantially completing our exit from our Canadian operations in 2022. The decrease is offset by a $6.5 million reversal of cumulative compensation costs associated with certain performance-based restricted stock units in 2023.

The $4.7 million change in other income (expense) was primarily due to foreign currency adjustments related to our Colombian operations.

The increase in capital expenditures was primarily due to the purchase of an aircraft in 2023.

Income Taxes

Our effective income tax rate fluctuates from the U.S. statutory tax rate based on, among other factors, changes in pretax income in jurisdictions with varying statutory tax rates, the impact of U.S. state and local taxes, the realizability of deferred tax assets and other differences related to the recognition of income and expense between GAAP and tax accounting.

Our effective income tax rate for the three months ended June 30, 2023 was 14.0%, compared with 16.8% for the three months ended March 31, 2023. The lower effective income tax rate for the three months ended June 30, 2023 was primarily attributable to the impact of valuation allowances between periods.

Our effective income tax rate for the six months ended June 30, 2023 was 15.6%, compared with (64.7)% for the six months ended June 30, 2022. The change in effective income tax rate for the six months ended June 30, 2023 was primarily attributable to the impact of valuation allowances between periods. For the six months ending June 30, 2022, due to valuation allowances, only certain income tax expense related to Colombia and certain U.S. states was recorded during a period with a pre-tax loss. This resulted in a negative effective income tax rate for the six months ended June 30, 2022.

We continue to monitor income tax developments in the United States and other countries where we have legal entities. We will incorporate into our future financial statements the impacts, if any, of future regulations and additional authoritative guidance when finalized.

Liquidity and Capital Resources

Our primary sources of liquidity are cash and cash equivalents, availability under our revolving credit facility and cash provided by operating activities. As of June 30, 2023, we had approximately $347 million in working capital, including $150 million of cash and cash equivalents, and $600 million available under our revolving credit facility.

Our amended and restated credit agreement, dated as of March 27, 2018 (as amended, the “Credit Agreement”) is a committed senior unsecured revolving credit facility that permits aggregate borrowings of up to $600 million, including a letter of credit facility that, at any time outstanding, is limited to $100 million and a swing line facility that, at any time outstanding, is limited to the lesser of $50 million and the amount of the swing line provider’s unused commitment. As of June 30, 2023, we had no borrowings outstanding under our revolving credit facility, and no letters of credit outstanding under the Credit Agreement and, as a result, had available borrowing capacity of approximately $600 million at that date. Of the revolving credit commitments, $50 million expires on March 27, 2024, $133.3 million expires on March 27, 2025, and the remaining $416.7 million expires on March 27, 2026. Subject to customary conditions, we may request that the lenders’ aggregate commitments be increased by up to $300 million, not to exceed total commitments of $900 million. Additionally, we have the option, subject to certain conditions, to exercise one one-year extension of the maturity date.

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

We had $61.6 million of outstanding letters of credit at June 30, 2023, which was comprised of $61.6 million outstanding under the Reimbursement Agreement and no amounts outstanding under the Credit Agreement. We maintain these letters of credit primarily for the benefit of various insurance companies as collateral for retrospective premiums and retained losses which could become payable under terms of the underlying insurance contracts. These letters of credit expire annually at various times during the year and are typically renewed. As of June 30, 2023, no amounts had been drawn under the letters of credit.

Our outstanding long-term debt at June 30, 2023 was $827 million and consisted of $482 million of our 2028 Notes and $345 million of our 2029 Notes. We were in compliance with all covenants under the associated indentures at June 30, 2023.

For a full description of the Credit Agreement, the Reimbursement Agreement, the 2028 Notes and the 2029 Notes, please see Note 8 of Notes to unaudited condensed consolidated financial statements.

Cash Requirements

We believe our current liquidity, together with cash expected to be generated from operations, should provide us with sufficient ability to fund the net cash requirement needed for the NexTier merger and the Ulterra acquisition and our current plans to maintain and make improvements to our existing equipment, service our debt and pay cash dividends for at least the next 12 months. We may utilize a combination of cash on hand, borrowing capacity under our revolving credit facility or additional debt or equity financing to repay or refinance debt currently held by NexTier and Ulterra.

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

A portion of our capital expenditures can be adjusted and managed by us to match market demand and activity levels. Based on the outlook for the second half of 2023, we have lowered our 2023 capital expenditure forecast to $485 million.

The majority of these expenditures are expected to be used for normal, recurring items necessary to support our business.

During the six months ended June 30, 2023, our sources of cash flow included:

•
$397 million from operating activities, and
•
$7.8 million in proceeds from the disposal of property and equipment.

During the six months ended June 30, 2023, our uses of cash flow included:

•
$250 million to make capital expenditures for the betterment and refurbishment of drilling and pressure pumping equipment and, to a much lesser extent, equipment for our other businesses, to acquire and procure equipment to support our contract drilling, pressure pumping, directional drilling, oilfield rentals and manufacturing operations, to acquire an aircraft and to fund investments in oil and natural gas properties on a non-operating working interest basis,
•
$101 million for repurchases of our common stock,
•
$33.5 million to pay dividends on our common stock,
•
$5.2 million for repurchases of our 2028 Notes, and
•
$2.6 million for repurchases of our 2029 Notes.

We paid cash dividends during the six months ended June 30, 2023 as follows:

	Per Share	Total
		(in thousands)
Paid on March 16, 2023	$0.08	$16,916
Paid on June 15, 2023	$0.08	$16,591
	$0.16	$33,507

On July 26, 2023, our Board of Directors approved a cash dividend on our common stock in the amount of $0.08 per share to be paid on September 21, 2023 to holders of record as of September 7, 2023. The amount and timing of all future dividend payments, if any, are subject to the discretion of the Board of Directors and will depend upon business conditions, results of operations, financial condition, terms of our debt agreements and other factors. Our Board of Directors may, without advance notice, reduce or suspend our dividend in order to improve our financial flexibility and position our company for long-term success. There can be no assurance that we will pay a dividend in the future.

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

In September 2013, our Board of Directors approved a stock buyback program. In April 2023, our Board of Directors approved an increase of the authorization under the stock buyback program to allow for an aggregate of $300 million of future share repurchases. All purchases executed to date have been through open market transactions. Purchases under the buyback program are made at management’s discretion, at prevailing prices, subject to market conditions and other factors. Purchases may be made at any time without prior notice. There is no expiration date associated with the buyback program. As of June 30, 2023, we had remaining authorization to purchase approximately $281 million of our outstanding common stock under the stock buyback program. Shares of stock purchased under the buyback program are held as treasury shares.

Treasury stock acquisitions during the six months ended June 30, 2023 were as follows (dollars in thousands):

	Shares	Cost
Treasury shares at beginning of period	88,758,722	$1,453,079
Purchases pursuant to stock buyback program	7,426,044	93,276
Acquisitions pursuant to long-term incentive plan (1)	749,284	8,351
Treasury shares at end of period	96,934,050	$1,554,706

(1)
We withheld 749,284 shares during the first two quarters of 2023 with respect to employees’ tax withholding obligations upon the settlement of performance unit awards and the vesting of restricted stock units. These shares were acquired at fair market value. These acquisitions were made pursuant to the terms of the Patterson-UTI Energy, Inc. Amended and Restated 2014 Long-Term Incentive Plan, as amended (the “2014 Plan”) and the Patterson-UTI Energy, Inc. 2021 Long-Term Incentive Plan (the “2021 Plan”), and not pursuant to the stock buyback program.

Commitments — As of June 30, 2023, we had commitments to purchase major equipment totaling approximately $114 million for our drilling, pressure pumping, directional drilling and oilfield rentals businesses. Our pressure pumping business has entered into agreements to purchase minimum quantities of proppants and chemicals from certain vendors. As of June 30, 2023, the remaining minimum obligation under these agreements was approximately $10.9 million, of which approximately $7.9 million and $3.0 million relate to the remainder of 2023 and 2024, respectively.

See Note 9 of Notes to unaudited condensed consolidated financial statements for additional information on our current commitments and contingencies as of June 30, 2023.

Operating lease liabilities totaled $22.0 million at June 30, 2023. There have been no material changes to our operating lease liabilities since December 31, 2022.

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

	Three Months Ended		Six Months Ended
	June 30,	March 31,	June 30,
	2023	2023	2023	2022
	(in thousands)
Net income (loss)	$84,614	$99,678	$184,292	$(6,891)
Income tax expense	13,765	20,185	33,950	2,708
Net interest expense	8,526	7,586	16,112	21,194
Depreciation, depletion, amortization and impairment	126,814	128,180	254,994	238,491
Adjusted EBITDA	$233,719	$255,629	$489,348	$255,502

Adjusted Gross Margin

We define “Adjusted gross margin” as revenues less direct operating costs (excluding depreciation, depletion, amortization and impairment expense). Adjusted gross margin is included as a supplemental disclosure because it is a useful indicator of our operating performance.

	Contract Drilling	Pressure Pumping	Directional Drilling	Other Operations
	(in thousands)
For the three months ended June 30, 2023
Revenues	$432,375	$250,241	$55,141	$21,128
Less direct operating costs	(231,420)	(196,473)	(47,365)	(12,827)
Less depreciation, depletion, amortization and impairment	(85,633)	(25,976)	(4,514)	(9,557)
GAAP gross margin	115,322	27,792	3,262	(1,256)
Depreciation, depletion, amortization and impairment	85,633	25,976	4,514	9,557
Adjusted gross margin	$200,955	$53,768	$7,776	$8,301

For the three months ended March 31, 2023
Revenues	$419,026	$293,268	$56,263	$23,245
Less direct operating costs	(230,358)	(220,116)	(48,046)	(14,139)
Less depreciation, depletion, amortization and impairment	(86,866)	(26,025)	(4,171)	(7,579)
GAAP gross margin	101,802	47,127	4,046	1,527
Depreciation, depletion, amortization and impairment	86,866	26,025	4,171	7,579
Adjusted gross margin	$188,668	$73,152	$8,217	$9,106

For the six months ended June 30, 2023
Revenues	$851,401	$543,509	$111,404	$44,373
Less direct operating costs	(461,778)	(416,589)	(95,411)	(26,966)
Less depreciation, depletion, amortization and impairment	(172,499)	(52,001)	(8,685)	(17,136)
GAAP gross margin	217,124	74,919	7,308	271
Depreciation, depletion, amortization and impairment	172,499	52,001	8,685	17,136
Adjusted gross margin	$389,623	$126,920	$15,993	$17,407

For the six months ended June 30, 2022
Revenues	$561,226	$427,966	$98,159	$44,262
Less direct operating costs	(372,975)	(348,923)	(82,392)	(25,822)
Less depreciation, depletion, amortization and impairment	(166,928)	(48,498)	(7,203)	(13,200)
GAAP gross margin	21,323	30,545	8,564	5,240
Depreciation, depletion, amortization and impairment	166,928	48,498	7,203	13,200
Adjusted gross margin	$188,251	$79,043	$15,767	$18,440

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

Volatility of Oil and Natural Gas Prices and its Impact on Operations and Financial Condition

Our revenue, profitability and cash flows are highly dependent upon prevailing prices for oil and natural gas and expectations about future prices. Crude oil prices and demand for drilling and completions equipment and services increased in 2022, and industry supply of Tier-1, super-spec rigs became constrained. Commodity price volatility in the second quarter of 2023 resulted in a decline in industry activity; however, commodity prices have recently increased. The current demand for equipment and services remains dependent on macro conditions, including commodity prices, geopolitical environment, inflationary pressures, economic conditions in the United States and elsewhere and continued focus by exploration and production companies and service companies on capital discipline. Oil prices reached a low of $67.08 per barrel and averaged $73.54 per barrel in the second quarter of 2023, as compared to $76.08 per barrel in the first quarter of 2023. Natural gas prices (based on the Henry Hub Spot Market Price) averaged $2.16 per MMBtu in the second quarter of 2023 as compared to an average of $2.65 per MMBtu in the first quarter of 2023.

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

As of June 30, 2023, we would have had exposure to interest rate market risk associated with any outstanding borrowings and letters of credit that we had under the Credit Agreement and amounts owed under the Reimbursement Agreement.

Loans under the Credit Agreement bear interest by reference, at our election, to the SOFR rate or base rate. The applicable margin on SOFR rate loans varies from 1.00% to 2.00% and the applicable margin on base rate loans varies from 0.00% to 1.00%, in each case determined based on our credit rating. As of June 30, 2023, the applicable margin on SOFR rate loans was 1.75% and the applicable margin on base rate loans was 0.75%. A letter of credit fee is payable by us equal to the applicable margin for SOFR rate loans times the daily amount available to be drawn under outstanding letters of credit. The commitment fee rate payable to the lenders varies from 0.10% to 0.30% based on our credit rating. As of June 30, 2023, we had no borrowings or letters of credit outstanding under our revolving credit facility.

Under the terms of the Reimbursement Agreement, we will reimburse Scotiabank on demand for any amounts that Scotiabank has disbursed under any letters of credit. We are obligated to pay Scotiabank interest on all amounts not paid by us on the date of demand or when otherwise due at the LIBOR rate plus 2.25% per annum. As of June 30, 2023, no amounts had been disbursed under any letters of credit.

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

Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10‑Q. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of June 30, 2023.

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

ITEM 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed in Item 1A., “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2022 other than those listed in this section.

Completion of each of the NexTier merger and the Ulterra acquisition is subject to certain conditions, and if these conditions are not satisfied or waived, such transaction will not be completed.

The obligations of the parties to each of the NexTier merger and the Ulterra acquisition to complete such transaction are subject to satisfaction or waiver (if permitted) of a number of conditions. Many of the conditions to completion of such transaction are not within the parties’ control, and we can predict when, or if, these conditions will be satisfied. The satisfaction of all of the required conditions could delay the completion of such transaction for a significant period of time or prevent it from occurring. Any delay in completing such transaction could cause us not to realize some or all of the benefits that we expect to achieve if the transaction is successfully completed within its expected time frame. Further, there can be no assurance that the conditions to the closing of such transaction will be satisfied or waived or that such transaction will be completed.

Our business relationships may be subject to disruption due to uncertainty associated with the NexTier merger or the Ulterra acquisition, which could have a material adverse effect on our results of operations, cash flows and financial position pending and following the NexTier merger and the Ulterra acquisition.

Parties with which we do business may experience uncertainty associated with the NexTier merger and the Ulterra acquisition, including with respect to current or future business relationships with us. Our business relationships may be subject to disruption as customers, distributors, suppliers, vendors, landlords, joint venture partners and other business partners may attempt to delay or defer entering into new business relationships, negotiate changes in existing business relationships or consider entering into business relationships with parties other than us, NexTier or Ulterra. These disruptions could have a material adverse effect on our results of operations, cash flows and financial position, regardless of whether either the NexTier merger or the Ulterra acquisition are completed, as well as a material adverse effect on our ability to realize the expected cost savings and other benefits of the applicable transaction. The risk, and adverse effect, of any disruption could be exacerbated by a delay in completion of the applicable transaction or the termination of the applicable merger agreement.

Our ability to utilize our historic U.S. net operating loss carryforwards is expected to be limited as a result of the completion of the NexTier Merger.

As of December 31, 2022, we had approximately $1.4 billion of gross U.S. federal NOLs, approximately $48.3 million of gross Canadian NOLs, approximately $18.8 million of gross Colombian NOLs and approximately $1.0 billion of post-apportionment U.S. state NOLs, before valuation allowances. The majority of our U.S. federal NOLs will expire in varying amounts, if unused, between 2030 and 2037. U.S. federal NOLs generated after 2017 can be carried forward indefinitely. Our Canadian NOLs will expire in varying amounts, if unused, between 2037 and 2042. Our Colombian NOLs will expire in varying amounts, if unused, between 2028 and 2032. Our U.S. state NOLs will expire in varying amounts, if unused, between 2023 and 2042.

Section 382 of the Code (“Section 382”) generally imposes an annual limitation on the amount of NOLs that may be used to offset taxable income when a corporation has undergone an “ownership change” (as determined under Section 382). An ownership change generally occurs if one or more stockholders (or groups of stockholders) who are each deemed to own at least 5% of such corporation’s stock has increased their ownership by more than 50 percentage points over their lowest ownership percentage within a rolling three-year period. In the event that an ownership change occurs, utilization of the relevant corporation’s NOLs would be subject to an annual limitation under Section 382, generally determined, subject to certain adjustments, by multiplying (i) the fair market value of such corporation’s stock at the time of the ownership change by (ii) a percentage approximately equivalent to the yield on long-term tax-exempt bonds during the month in which the ownership change occurs. Any unused annual limitation may be carried over to later years.

We expect to undergo an ownership change (under Section 382) as a result of the closing of the NexTier merger. Our ability to utilize our available NOLs and other tax attributes to reduce future taxable income following this expected “ownership change” depends on many factors, including our future income, which cannot be assured. Based on information currently available, this ownership change could cause some of our NOLs incurred prior to January 1, 2018 to expire before we would be able to utilize them to reduce taxable income in future periods, and may also require NOLs to be utilized later than they otherwise would be able to be utilized, increasing cash taxes payable in earlier years.

Uncertainties associated with the NexTier merger and the Ulterra acquisition may cause a loss of management personnel and other key employees, which could adversely affect our future business and operations.

We are dependent on the experience and industry knowledge of our officers and other key employees to execute our business plans. Our success after the transactions will depend in part upon our ability to retain key management personnel and other key employees. Current and prospective employees may experience uncertainty about their roles within the combined company or other concerns regarding the timing and completion of the transactions or the operations of the combined company following the transactions, any of which may have an adverse effect on our ability to retain or attract key management and other key personnel. In addition, the loss of key personnel could diminish the anticipated benefits of the transactions and the integration of the companies may be more difficult. Furthermore, we may have to incur significant costs in identifying, hiring and retaining replacements for departing employees and may lose significant expertise and talent relating to the business of each of the companies. No assurance can be given that we will be able to retain or attract key management personnel and other key employees of NexTier or Ulterra to the same extent that we have previously been able to retain or attract our own employees.

The NexTier Merger Agreement subjects us to restrictions on our business activities prior to the closing of the NexTier merger.

The NexTier Merger Agreement subjects us to restrictions on our business activities prior to the closing. The NexTier Merger Agreement obligates us to use our commercially reasonable efforts to carry on our business in the ordinary course in all material respects and to preserve our business organizations intact and maintain existing relations and goodwill with governmental entities, customers, suppliers, licensors, licensees, creditors, lessors, service providers and business associates and keep available the services of our and our subsidiaries’ present service providers and agents, except as otherwise expressly contemplated by the NexTier Merger Agreement. These restrictions could prevent us from pursuing certain business opportunities that arise prior to the closing and are outside the ordinary course of business.

The NexTier Merger Agreement limits our ability to pursue alternatives to the NexTier merger, may discourage other companies from making a favorable alternative transaction proposal and, in specified circumstances, could require us to pay NexTier a termination fee.

The NexTier Merger Agreement contains certain provisions that restrict our ability to initiate, solicit, propose, knowingly encourage or knowingly facilitate any inquiry regarding, or the making of any inquiry, proposal or offer that constitutes or could reasonably be expected to lead to, an acquisition proposal with respect to us, and we have agreed to certain terms and conditions relating to our ability to engage, continue or otherwise participate in any discussions or negotiations regarding, or furnish to a third party any non-public information with respect to, or otherwise knowingly facilitate any effort or attempt to make, any acquisition proposal. Further, even if our board of directors withdraws, modifies or qualifies in any manner adverse to NexTier its recommendation with respect to the NexTier merger, unless the NexTier Merger Agreement has been terminated in accordance with its terms, we will still be required to submit the related proposals to a vote at the special meeting of our stockholders. In addition, NexTier generally has an opportunity to offer to modify the terms of the NexTier Merger Agreement in response to any competing acquisition proposals or intervening events before our board of directors may withdraw, modify or qualify its recommendation. The NexTier Merger Agreement further provides that under specified circumstances, including after receipt of certain alternative acquisition proposals, we may be required to pay NexTier a cash termination fee equal to $73.0 million.

These provisions could discourage a potential third-party acquirer or other strategic transaction partner that might have an interest in acquiring all or a significant portion of us from considering or pursuing an alternative transaction or proposing such a transaction. These provisions might also result in a potential third-party acquirer or other strategic transaction partner proposing to pay a lower price than it might otherwise have proposed to pay because of the added expense of the termination fee that may become payable in certain circumstances.

Failure to complete the NexTier merger or the Ulterra acquisition could negatively impact our stock price and have a material adverse effect on our results of operations, cash flows and financial position.

If the NexTier merger or the Ulterra acquisition is not completed for any reason, including as a result of failure to obtain all requisite regulatory approvals, our ongoing business may be materially adversely affected and, without realizing any of the benefits of having completed the transactions, we would be subject to a number of risks, including the following:

•
we may experience negative reactions from the financial markets, including negative impacts on our stock price;
•
we may experience negative reactions from our customers, distributors, suppliers, vendors, landlords, joint venture partners and other business partners;
•
we will still be required to pay certain significant costs relating to the transactions, such as legal, accounting, consulting, financial advisor and printing fees;
•
we may be required to pay a termination fee or expense reimbursement fee as required by the NexTier Merger Agreement;
•
the NexTier Merger Agreement places certain restrictions on the conduct of our business, which may delay or prevent us from undertaking business opportunities that, absent the NexTier Merger Agreement, may have been pursued;
•
matters relating to the transactions (including integration planning) require substantial commitments of time and resources by our management, which may have resulted in the distraction of our management from ongoing business operations and pursuing other opportunities that could have been beneficial to us; and
•
litigation related to any failure to complete the transactions or related to any enforcement proceeding commenced against us to perform our obligations pursuant to the related agreement.

If the NexTier merger or the Ulterra acquisition is not completed, the risks described above may materialize and they may have a material adverse effect on our results of operations, cash flows, financial position and stock price.

We expect to incur significant transaction costs in connection with the NexTier merger and the Ulterra acquisition, which may be in excess of those we anticipated.

We have incurred and are expected to continue to incur significant non-recurring costs associated with negotiating and completing the NexTier merger and the Ulterra acquisition, combining the operations of the three companies and achieving desired synergies. These costs have been, and will continue to be, substantial and, in many cases, will be borne by us whether or not the NexTier merger or the Ulterra acquisition is completed. A substantial majority of non-recurring expenses will consist of transaction costs and include, among others, fees paid to financial, legal, accounting and other advisors, employee retention, severance and benefit costs and filing fees. We will also incur costs related to formulating and implementing integration plans, including facilities and systems consolidation costs and other employment-related costs. We will continue to assess the magnitude of these costs, and additional unanticipated costs may be incurred in connection with the NexTier merger and the Ulterra acquisition and the integration of the companies’ businesses. While we have assumed that a certain level of expenses would be incurred, there are many factors beyond our control that could affect the total amount or the timing of the expenses. The elimination of duplicative costs, as well as the realization of other efficiencies related to the integration of the businesses, may not offset integration-related costs and achieve a net benefit in the near term, or at all. The costs described above and any unanticipated costs and expenses, many of which will be borne by us even if the NexTier merger or the Ulterra acquisition is not completed, could have an adverse effect on our financial condition and operating results.

Litigation relating to the NexTier merger or the Ulterra acquisition could result in an injunction preventing the completion of the applicable transaction and/or substantial costs to us.

Securities class action lawsuits and derivative lawsuits are often brought against public companies that have entered into acquisition, merger, or other business combination agreements. Even if such a lawsuit is without merit, defending against these claims can result in substantial costs and divert management time and resources. An adverse judgment could result in monetary damages, which could have a negative impact on our liquidity and financial condition.

Lawsuits that may be brought against us or our directors could also seek, among other things, injunctive relief or other equitable relief, including a request to rescind parts of the NexTier Merger Agreement or the Ulterra Merger Agreement already implemented and to otherwise enjoin the parties from consummating the applicable transaction. If a plaintiff is successful in obtaining an injunction prohibiting completion of the applicable transaction, that injunction may delay or prevent such transaction from being completed within the expected timeframe or at all, which may adversely affect our business, financial position and results of operations.

There can be no assurance that any of the defendants will be successful in the outcome of any potential future lawsuits. The defense or settlement of any lawsuit or claim that remains unresolved at the time the NexTier merger or the Ulterra acquisition is completed may adversely affect our business, financial condition, results of operations and cash flows.

The NexTier merger or the Ulterra acquisition may be completed even though material adverse changes subsequent to the announcement of the applicable transaction, such as industry-wide changes or other events, may occur.

In general, either party to the applicable transaction can refuse to complete such transaction if there is a material adverse change affecting the other party. However, some types of changes do not permit either party to refuse to complete the transaction, even if such changes would have a material adverse effect on either of the parties. For example, a worsening of a party’s financial condition or results of operations due to a decrease in commodity prices or general economic conditions would not give the other party the right to refuse to complete the transaction. In addition, the parties have the ability, but are under no obligation, to waive any material adverse change that results in the failure of a closing condition and instead proceed with completing the transaction. If adverse changes occur that affect either party but the parties are still required or voluntarily decide to complete the transaction, our share price, business and financial results may suffer.

We may be unable to integrate the businesses of NexTier and Ulterra successfully or realize the anticipated benefits of the NexTier merger and the Ulterra acquisition.

The NexTier merger and the Ulterra acquisition involve the combination of companies that currently operate as independent companies. The combination of independent businesses is complex, costly and time consuming, and we will be required to devote significant management attention and resources to integrating the respective business practices and operations of the companies. Potential difficulties that the companies may encounter as part of the integration process include the following:

•
our inability to successfully combine our business with the businesses of NexTier and Ulterra in a manner that permits us to achieve, on a timely basis or at all, the enhanced revenue opportunities and cost savings and other benefits anticipated to result from the NexTier merger and the Ulterra acquisition;
•
complexities associated with managing the combined businesses, including difficulty addressing possible differences in operational philosophies and the challenge of integrating complex systems, technology, networks and other assets of each of the companies in a seamless manner that minimizes any adverse impact on customers, suppliers, employees and other constituencies;
•
the assumption of contractual obligations with less favorable or more restrictive terms; and
•
potential unknown liabilities and unforeseen increased expenses or delays associated with the transactions.

In addition, we, NexTier and Ulterra have previously operated and, until the completion of the applicable transaction, will continue to operate, independently. It is possible that the integration process could result in:

•
diversion of the attention of each company’s management; and
•
the disruption of, or the loss of momentum in, each company’s ongoing businesses or inconsistencies in standards, controls, procedures and policies.

Any of these issues could adversely affect each company’s ability to maintain relationships with customers, suppliers, employees and other constituencies or achieve the anticipated benefits of the transactions, or could reduce each company’s earnings or otherwise adversely affect our business and financial results.

The benefits and synergies attributable to the NexTier merger and the Ulterra acquisition may vary from expectations.

We may fail to realize the anticipated benefits and synergies expected from the NexTier merger and the Ulterra acquisition, which could adversely affect our business, financial condition and operating results. The success of the transactions will depend, in significant part, on our ability to successfully integrate the acquired businesses and realize the anticipated strategic benefits and synergies from the transactions. The anticipated benefits of the transactions may not be realized fully or at all, or may take longer to realize than expected. Actual operating, technological, strategic and revenue opportunities, if achieved at all, may be less significant than expected or may take longer to achieve than anticipated. If we are not able to achieve these objectives and realize the anticipated benefits and synergies expected from the NexTier merger and the Ulterra acquisition within the anticipated timing or at all, our business, financial condition and operating results may be adversely affected.

Legal proceedings and governmental investigations could have a negative impact on our business, financial condition and results of operations.

The nature of our business following completion of the NexTier merger and the Ulterra acquisition will make it susceptible to legal proceedings and governmental investigations from time to time. In addition, during periods of depressed market conditions, we may be subject to an increased risk of our customers, vendors, current and former employees and others initiating legal proceedings against us. Lawsuits or claims against us, including currently pending lawsuits and claims against us, NexTier and Ulterra, could have a material adverse effect on the combined company’s business, financial condition and results of operations. Any legal proceedings or claims, even if fully indemnified or insured, could negatively affect our reputation among our customers and the public, and make it more difficult for us to compete effectively or obtain adequate insurance in the future.

Ulterra subsidiaries are defendants in a claim brought by a subsidiary of NOV Inc. alleging breach of a license agreement related to certain patents. Ulterra has asserted defenses to the claim and is defending itself vigorously against this claim. An unfavorable judgment or resolution of this claim not covered by indemnity could have a material adverse effect on our business, financial condition and results of operations following completion of the Ulterra acquisition.

Our future results following the NexTier merger and the Ulterra acquisition will suffer if we do not effectively manage our expanded operations.

Following the NexTier merger and the Ulterra acquisition, the size and geographic footprint of our business will increase. Our future success will depend, in part, upon our ability to manage this expanded business, which may pose substantial challenges for management, including challenges related to the management and monitoring of new operations and geographies and associated increased costs and complexity. We may also face increased scrutiny from governmental authorities as a result of the increase in the size of our business. There can be no assurances that we will be successful or that we will realize the expected operating efficiencies, cost savings, revenue enhancements or other benefits currently anticipated from the NexTier merger and the Ulterra acquisition.

The NexTier merger and the Ulterra acquisition may result in a loss of customers, distributors, suppliers, vendors, landlords, joint venture partners and other business partners and may result in the modification or termination of existing contracts.

Following the NexTier merger and the Ulterra acquisition, some of our, NexTier’s or Ulterra’s customers, distributors, suppliers, vendors, landlords, joint venture partners and other business partners may modify, terminate or scale back their current or prospective business relationships with us. Some customers may not wish to source a larger percentage of their needs from a single company or may feel that we are too closely allied with one of their competitors. In addition, we, and NexTier have contracts with customers, distributors, suppliers, vendors, landlords, joint venture partners and other business partners that may require us or NexTier to obtain consents from these other parties in connection with the NexTier merger, which may not be obtained on favorable terms or at all. If relationships with customers, distributors, suppliers, vendors, landlords, joint venture partners and other business partners are adversely affected by the NexTier merger or the Ulterra acquisition, or if we lose the benefits of our contracts or those of NexTier or Ulterra, our business and financial performance following the transactions could suffer.

The market price for our common stock following the NexTier merger and the Ulterra acquisition may be affected by factors different from those that historically have affected or currently affect our common stock.

Upon completion of the NexTier merger and the Ulterra acquisition, our financial position may differ from our financial position before the completion of the transactions, and our results of operations may be affected by factors that are different from those currently affecting our results of operations. In addition, general fluctuations in trading activity and prices on the Nasdaq could have a material adverse effect on the market for, or liquidity of, our common stock, regardless of our actual operating performance.

Our stockholders as of immediately prior to the NexTier merger and the Ulterra acquisition, will have reduced ownership in the combined company.

The issuance of shares of our common stock in the NexTier merger and the Ulterra acquisition could have the effect of depressing the market price of our common stock, through dilution of earnings per share or otherwise. Any dilution of, or delay of any accretion to, our earnings per share could cause the price of our common stock to decline or increase at a reduced rate.

Immediately after the completion of the NexTier merger and after giving effect to the issuance of 34.9 million shares of our common stock in the Ulterra acquisition, it is expected that our stockholders as of immediately prior to the NexTier merger will own approximately 59% of the issued and outstanding shares of our common stock. As a result, our current stockholders will have less influence on the policies of the combined company than they currently have on our policies.

Our bylaws provide that the Court of Chancery of the State of Delaware and the federal district courts of the United States are the exclusive forums for substantially all disputes between us and our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees.

Our bylaws provide that, to the fullest extent permitted by law, the Court of Chancery of the State of Delaware (or, if the Court of Chancery does not have, or declines to accept, jurisdiction, another state court or a federal court located within the State of Delaware) is the exclusive forum for any claims, including claims in the right of Patterson-UTI: (a) that are based upon a violation of a duty by a current or former director, officer, employee or stockholder in such capacity, or (b) as to which the General Corporation Law of the State of Delaware confers jurisdiction upon the Court of Chancery. This provision would not apply to suits brought to enforce a duty or liability created by the Exchange Act or any other claim for which the U.S. federal courts have exclusive jurisdiction. Our bylaws further provide that the sole and exclusive forum for any complaint asserting a cause of action arising under the Securities Act, to the fullest extent permitted by law, shall be the federal district courts of the United States. The enforceability of similar exclusive federal forum provisions in other companies’ organizational documents has been challenged in legal proceedings, and while the Delaware Supreme Court has ruled that this type of exclusive federal forum provision is facially valid under Delaware law, there is uncertainty as to whether other courts would enforce such provisions and that investors cannot waive compliance with the federal securities laws and the rules and regulations thereunder. These exclusive forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees, which may discourage such lawsuits against us and our directors, officers and other employees. Alternatively, if a court were to find either exclusive forum provision in our bylaws to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could have a material adverse effect on our business, financial condition, and results of operations.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

The table below sets forth the information with respect to purchases of our common stock made by us during the quarter ended June 30, 2023.

				Approximate Dollar
			Total Number of	Value of Shares
			Shares (or Units)	That May Yet Be
			Purchased as Part	Purchased Under the
	Total	Average Price	of Publicly	Plans or
	Number of Shares	Paid per	Announced Plans	Programs (in
Period Covered	Purchased (1)	Share	or Programs	thousands) (2)
April 2023	153,119	$11.69	—	$300,000
May 2023	2,165,522	$10.57	1,796,927	$281,031
June 2023	227,570	$11.58	—	$281,031
Total	2,546,211		1,796,927

(1)
We withheld 749,284 shares during the second quarter of 2023 with respect to employees’ tax withholding obligations upon the settlement of performance unit awards and the vesting of restricted stock units. These shares were acquired at fair market value. These acquisitions were made pursuant to the terms of the Patterson-UTI Energy, Inc. Amended and Restated 2014 Long-Term Incentive Plan, as amended (the “2014 Plan”) and the Patterson-UTI Energy, Inc. 2021 Long-Term Incentive Plan (the “2021 Plan”), and not pursuant to the stock buyback program.
(2)
In September 2013, our Board of Directors approved a stock buyback program. In April 2023, our Board of Directors approved an increase of the authorization under the stock buyback program to allow for an aggregate of $300 million of future share repurchases. All purchases executed to date have been through open market transactions. Purchases under the buyback program are made at management’s discretion, at prevailing prices, subject to market conditions and other factors. Purchases may be made at any time without prior notice. There is no expiration date associated with the buyback program.

ITEM 5. Other Information

(a) On June 8, 2023, in accordance with the recommendation of our Board of Directors, our stockholders approved, on an advisory basis, “Every Year” as the preferred frequency of solicitation of stockholder advisory votes on the compensation of our named executive officers. In accordance with these results, our Board of Directors has subsequently determined that future advisory votes on named executive compensation will be held every year until the next required advisory vote on the frequency of stockholder votes on the compensation of named executive officers.

(c) None.

ITEM 6. Exhibits

The following exhibits are filed herewith or incorporated by reference, as indicated:

2.1

Agreement and Plan of Merger, dated as of June 14, 2023, by and among Patterson-UTI Energy, Inc., Pecos Merger Sub Inc., Pecos Second Merger Sub LLC and NexTier Oilfield Solutions Inc. (filed June 15, 2023 as Exhibit 2.1 to our Current Report on Form 8-K and incorporated herein by reference).

2.2

Agreement and Plan of Merger, dated as of July 3, 2023, by and among Patterson-UTI Energy, Inc., PJ Merger Sub Inc., PJ Second Merger Sub LLC, BEP Diamond Holdings Corp. and BEP Diamond Topco L.P. (filed July 5, 2023 as Exhibit 2.1 to our Current Report on Form 8-K and incorporated herein by reference).

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

3.6	Amended and Restated Bylaws of Patterson-UTI Energy, Inc., effective June 14, 2023 (filed June 15, 2023 as Exhibit 3.1 to our Current Report on Form 8-K and incorporated herein by reference).

10.1+	Patterson-UTI Energy, Inc. 2021 Long-Term Incentive Plan, as amended (incorporated by reference to Exhibit 99.1 of the Company's Registration Statement on Form S-8, filed on June 8, 2023).

10.2

Support Agreement and Irrevocable Proxy, dated as of June 14, 2023, by and among Patterson-UTI Energy, Inc., Keane Investor Holdings LLC and Cerberus Capital Management, L.P. (filed June 15, 2023 as Exhibit 10.1 to our Current Report on Form 8-K and incorporated herein by reference).

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, has been formatted in Inline XBRL.

* filed herewith.

+ Management contract or compensatory plan.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PATTERSON-UTI ENERGY, INC.

By:	/s/ C. Andrew Smith
C. Andrew Smith
Executive Vice President and
Chief Financial Officer
(Principal Financial and Accounting Officer and Duly Authorized Officer)

Date: August 1, 2023