Form 10-Q
period 2023-09-30
PATTERSON UTI ENERGY INC
filed 2023-11-09
CIK 889900

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

or

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

417,283,463 shares of common stock, $0.01 par value, as of November 3, 2023.

PATTERSON-UTI ENERGY, INC. AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION

ITEM 1. Financial Statements

The following unaudited condensed consolidated financial statements include all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented.

PATTERSON-UTI ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited, in thousands, except share data)

	September 30,	December 31,
	2023	2022
ASSETS
Current assets:
Cash, cash equivalents and restricted cash	$67,048	$137,553
Accounts receivable, net of allowance for credit losses of $2,600 and $2,875 at September 30, 2023 and December 31, 2022, respectively	1,010,034	565,520
Inventory	186,514	65,377
Other current assets	160,677	60,969
Total current assets	1,424,273	829,419
Property and equipment, net	3,388,002	2,260,576
Operating lease right of use asset	48,045	20,841
Finance lease right of use asset	57,139	—
Goodwill	1,372,997	—
Intangible assets, net	1,074,958	5,845
Deposits on equipment purchases	28,966	13,051
Other assets	18,497	10,881
Deferred tax assets, net	7,697	3,210
Total assets	$7,420,574	$3,143,823
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$579,724	$237,056
Accrued liabilities	389,934	308,787
Operating lease liability	12,626	5,123
Finance lease liability	42,801	—
Current maturities of long-term debt	12,049	—
Total current liabilities	1,037,134	550,966
Long-term operating lease liability	38,895	19,594
Long-term finance lease liability	12,959	—
Long-term debt, net of debt discount and issuance costs of $8,801 and $5,468 at September 30, 2023 and December 31, 2022, respectively	1,228,209	830,937
Deferred tax liabilities, net	217,681	28,738
Other liabilities	26,082	48,065
Total liabilities	$2,560,960	1,478,300
Commitments and contingencies (see Note 10)
Stockholders’ equity:
Preferred stock, par value $0.01; authorized 1,000,000 shares, no shares issued	—	—
Common stock, par value $0.01; authorized 800,000,000 and 400,000,000 shares with 515,844,897 and 302,325,853 issued and 417,303,286 and 213,567,131 outstanding at September 30, 2023 and December 31, 2022, respectively	5,158	3,023
Additional paid-in capital	6,395,867	3,202,973
Retained earnings (deficit)	28,921	(87,394)
Accumulated other comprehensive loss	(656)	—
Treasury stock, at cost, 98,541,611 and 88,758,722 shares at September 30, 2023 and December 31, 2022, respectively	(1,578,077)	(1,453,079)
Total stockholders’ equity attributable to controlling interests	4,851,213	1,665,523
Noncontrolling interest	8,401	—
Total equity	4,859,614	1,665,523
Total liabilities and stockholders’ equity	$7,420,574	$3,143,823

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PATTERSON-UTI ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited, in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Operating revenues:
Drilling Services	$488,775	$418,025	$1,456,161	$1,083,329
Completion Services	459,574	287,664	1,003,083	715,630
Drilling Products	46,570	—	46,570	—
Other	16,533	21,814	56,325	60,157
Total operating revenues	1,011,452	727,503	2,562,139	1,859,116
Operating costs and expenses:
Drilling Services	279,927	279,232	842,761	741,317
Completion Services	368,869	211,704	785,458	560,627
Drilling Products	32,071	—	32,071	—
Other	10,591	9,685	31,912	28,789
Depreciation, depletion, amortization and impairment	197,635	122,150	452,629	360,641
Selling, general and administrative	45,102	28,472	108,925	82,012
Merger and integration expense	70,188	24	78,128	2,069
Other operating income, net	(2,635)	(109)	(9,994)	(10,565)
Total operating costs and expenses	1,001,748	651,158	2,321,890	1,764,890
Operating income	9,704	76,345	240,249	94,226

Other income (expense):
Interest income	2,131	58	4,583	87
Interest expense, net of amount capitalized	(15,625)	(10,975)	(34,189)	(32,198)
Other	(618)	(1,774)	3,191	(2,644)
Total other expense	(14,112)	(12,691)	(26,415)	(34,755)

Income (loss) before income taxes	(4,408)	63,654	213,834	59,471

Income tax expense (benefit)	(4,130)	2,202	29,820	4,910

Net income (loss)	(278)	61,452	184,014	54,561

Net loss attributable to noncontrolling interest	(328)	—	(328)	—

Net income attributable to common stockholders	$50	$61,452	$184,342	$54,561

Net income attributable to common stockholder per common share:
Basic	$0.00	$0.28	$0.79	$0.25
Diluted	$0.00	$0.28	$0.79	$0.25

Weighted average number of common shares outstanding:
Basic	280,218	216,822	233,631	216,090
Diluted	281,984	220,454	234,488	219,381
Cash dividends per common share	$0.08	$0.04	$0.24	$0.12

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PATTERSON-UTI ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(unaudited, in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Net income (loss)	$(278)	$61,452	$184,014	$54,561
Other comprehensive income (loss):
Foreign currency translation adjustment, net of taxes of $0 for all periods	(656)	—	(656)	1,793
Release of cumulative translation adjustment, net of taxes of $0 and $3,770, into net income (loss) for three and nine months ended September 30, 2022	—	—	—	(7,708)
Comprehensive income (loss)	(934)	61,452	183,358	48,646
Less: comprehensive loss attributable to noncontrolling interest	(328)	—	(328)	—
Comprehensive income (loss) attributable to common stockholders	$(606)	$61,452	$183,686	$48,646

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PATTERSON-UTI ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(unaudited, in thousands)

	Common Stock		Additional	Retained	Accumulated Other
	Number of		Paid-in	(Deficit)	Comprehensive	Treasury	Noncontrolling
	Shares	Amount	Capital	Earnings	Loss	Stock	Interest	Total
Balance, December 31, 2022	302,326	$3,023	$3,202,973	$(87,394)	$—	$(1,453,079)	$—	$1,665,523
Net income	—	—	—	99,678	—	—	—	99,678
Vesting of restricted stock units	89	1	(1)	—	—	—	—	—
Stock-based compensation	—	—	(758)	—	—	—	—	(758)
Payment of cash dividends ($0.08 per share)	—	—	—	(16,916)	—	—	—	(16,916)
Dividend equivalents	—	—	—	(263)	—	—	—	(263)
Purchase of treasury stock	—	—	—	—	—	(74,307)	—	(74,307)
Balance, March 31, 2023	302,415	$3,024	$3,202,214	$(4,895)	$—	$(1,527,386)	$—	$1,672,957
Net income	—	—	—	84,614	—	—	—	84,614
Issuance of restricted stock	1,001	10	(10)	—	—	—	—	—
Vesting of restricted stock units	1,512	15	(15)	—	—	—	—	—
Stock-based compensation	—	—	6,738	—	—	—	—	6,738
Payment of cash dividends ($0.08 per share)	—	—	—	(16,591)	—	—	—	(16,591)
Dividend equivalents	—	—	—	(229)	—	—	—	(229)
Purchase of treasury stock	—	—	—	—	—	(27,320)	—	(27,320)
Balance, June 30, 2023	304,928	$3,049	$3,208,927	$62,899	$—	$(1,554,706)	$—	$1,720,169
Net income (loss)	—	—	—	50	—	—	(328)	(278)
Noncontrolling interest	—	—	—	—	—	—	8,729	8,729
Foreign currency translation adjustment	—	—	—	—	(656)	—	—	(656)
Issuance of common stock - Ulterra acquisition	34,900	349	521,057	—	—	—	—	521,406
Issuance of common stock - NexTier merger	172,224	1,722	2,566,150	—	—	—	—	2,567,872
Issuance of replacement awards related to NexTier merger	—	—	72,413	—	—	—	—	72,413
Vesting of restricted stock units	3,793	38	(38)	—	—	—	—	—
Stock-based compensation	—	—	27,358	—	—	—	—	27,358
Payment of cash dividends ($0.08 per share)	—	—	—	(33,217)	—	—	—	(33,217)
Dividend equivalents	—	—	—	(811)	—	—	—	(811)
Purchase of treasury stock	—	—	—	—	—	(23,371)	—	(23,371)
Balance, September 30, 2023	515,845	$5,158	$6,395,867	$28,921	$(656)	$(1,578,077)	$8,401	$4,859,614

	Common Stock		Additional		Accumulated Other
	Number of		Paid-in	Retained	Comprehensive	Treasury
	Shares	Amount	Capital	Deficit	Income	Stock	Total
Balance, December 31, 2021	299,269	$2,993	$3,171,536	$(198,316)	$5,915	$(1,372,641)	$1,609,487
Net loss	—	—	—	(28,777)	—	—	(28,777)
Foreign currency translation adjustment	—	—	—	—	115	—	115
Vesting of restricted stock units	150	1	(1)	—	—	—	—
Stock-based compensation	—	—	4,642	—	—	—	4,642
Payment of cash dividends ($0.04 per share)	—	—	—	(8,611)	—	—	(8,611)
Dividend equivalents	—	—	—	(144)	—	—	(144)
Purchase of treasury stock	—	—	—	—	—	(13)	(13)
Balance, March 31, 2022	299,419	$2,994	$3,176,177	$(235,848)	$6,030	$(1,372,654)	$1,576,699
Net income	—	—	—	21,886	—	—	21,886
Foreign currency translation adjustment	—	—	—	—	1,678	—	1,678
Release of cumulative translation adjustment	—	—	—	—	(7,708)	—	(7,708)
Issuance of restricted stock	980	10	(10)	—	—	—	—
Vesting of restricted stock units	1,287	13	(13)	—	—	—	—
Exercise of stock options	640	6	10,362	—	—	—	10,368
Stock-based compensation	—	—	5,162	—	—	—	5,162
Payment of cash dividends ($0.04 per share)	—	—	—	(8,652)	—	—	(8,652)
Dividend equivalents	—	—	—	(100)	—	—	(100)
Purchase of treasury stock	—	—	—	—	—	(23,252)	(23,252)
Balance, June 30, 2022	302,326	$3,023	$3,191,678	$(222,714)	$—	$(1,395,906)	$1,576,081
Net income	—	—	—	61,452	—	—	61,452
Stock-based compensation	—	—	5,656	—	—	—	5,656
Payment of cash dividends ($0.04 per share)	—	—	—	(8,673)	—	—	(8,673)
Dividend equivalents	—	—	—	(131)	—	—	(131)
Balance, September 30, 2022	302,326	$3,023	$3,197,334	$(170,066)	$—	$(1,395,906)	$1,634,385

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PATTERSON-UTI ENERGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Nine Months Ended
	September 30,
	2023	2022
Cash flows from operating activities:
Net income	$184,014	$54,561
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion, amortization and impairment	452,629	360,641
Deferred income tax expense	22,323	930
Stock-based compensation	33,338	15,460
Net loss (gain) on asset disposals	427	(10,558)
Gain on early debt extinguishment	(1,112)	—
Other	(76)	745
Changes in operating assets and liabilities:
Accounts receivable	45,207	(190,142)
Inventory	(29,355)	(18,061)
Other current assets	(30,053)	(2,214)
Other assets	16,460	7,877
Accounts payable	(29,388)	59,469
Accrued liabilities	(71,689)	(50,067)
Other liabilities	(39,443)	34,606
Net cash provided by operating activities	553,282	263,247

Cash flows from investing activities:
Acquisitions, net of cash acquired - NexTier	(65,185)	—
Acquisitions, net of cash acquired - Ulterra	(357,314)	—
Purchases of property and equipment	(410,417)	(317,553)
Proceeds from disposal of assets	19,566	20,305
Other	(286)	(2,404)
Net cash used in investing activities	(813,636)	(299,652)

Cash flows from financing activities:
Purchases of treasury stock	(124,286)	(12,897)
Dividends paid	(66,724)	(25,936)
Proceeds from borrowings under revolving credit facility	420,000	90,000
Repayment of borrowings under revolving credit facility	(420,000)	(90,000)
Debt issuance costs	(1,953)	—
Proceeds from issuance of senior notes	396,412	—
Repayment of senior notes	(7,837)	—
Other	(7,301)	—
Net cash provided by (used in) financing activities	188,311	(38,833)
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	1,538	449
Net decrease in cash, cash equivalents and restricted cash	(70,505)	(74,789)
Cash, cash equivalents and restricted cash at beginning of period	137,553	117,524
Cash, cash equivalents and restricted cash at end of period	$67,048	$42,735

Supplemental disclosure of cash flow information:
Net cash received (paid) during the period for:
Interest, net of capitalized interest of $1,350 in 2023 and $689 in 2022	$(29,269)	(31,332)
Income taxes	(27,454)	(1,166)
Non-cash investing and financing activities:
Net (decrease) increase in payables for purchases of property and equipment	$(10,083)	14,175
Net decrease (increase) in deposits on equipment purchases	7,214	(7,556)
Cashless exercise of stock options	—	10,368
Purchases of property and equipment through exchange of lease right of use asset	3,241	—
Derecognition of right of use asset	(3,241)	—
Issuance of common stock for business combinations	3,161,691	—
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PATTERSON-UTI ENERGY, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

Basis of presentation — The unaudited interim condensed consolidated financial statements include the accounts of Patterson-UTI Energy, Inc. and its wholly-owned subsidiaries and consolidating interest of a joint venture (collectively referred to herein as “we,” “us,” “our,” “ours” and like terms). All intercompany accounts and transactions have been eliminated. As used in these notes, “we,” “us,” “our,” “ours” and like terms refer collectively to Patterson-UTI Energy, Inc. and its consolidated subsidiaries. Patterson-UTI Energy, Inc. conducts its business operations through its wholly-owned subsidiaries and has no employees or independent operations. Certain immaterial prior year amounts have been reclassified to conform to current year presentation.

The U.S. dollar is the reporting currency and functional currency for most of our operations except certain of our foreign subsidiaries, which use their local currencies as their functional currency. Assets and liabilities of these foreign subsidiaries are translated into U.S. dollars using the exchange rates in effect as of the balance sheet date. The effects of exchange rate changes are reflected in accumulated other comprehensive income, which is a separate component of stockholders’ equity.

The unaudited interim condensed consolidated financial statements have been prepared by us pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been omitted pursuant to such rules and regulations, although we believe the disclosures included either on the face of the financial statements or herein are sufficient to make the information presented not misleading. In the opinion of management, all recurring adjustments considered necessary for a fair statement of the information in conformity with GAAP have been included. The unaudited condensed consolidated balance sheet as of December 31, 2022, as presented herein, was derived from our audited consolidated balance sheet but does not include all disclosures required by GAAP. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2022 (our “Annual Report”). The results of operations for the three and nine months ended September 30, 2023 are not necessarily indicative of the results to be expected for the full year.

On August 14, 2023, we completed our acquisition (the “Ulterra acquisition”) of Ulterra Drilling Technologies, L.P. (“Ulterra”). Ulterra is a global provider of specialized drill bit solutions. On September 1, 2023, we completed our merger (the “NexTier merger”) with NexTier Oilfield Solutions Inc. (“NexTier”). NexTier is a predominately U.S. land-focused oilfield service company, with a diverse set of well completion and production services across a variety of active basins. See Note 2 for additional details on the acquisition and merger.

The unaudited condensed consolidated financial statements include the results of Ulterra from August 14, 2023 to September 30, 2023, and the results of NexTier from September 1, 2023 to September 30, 2023.

There have been no material changes to our critical accounting policies from those disclosed in our Annual Report, except as follows, which were principally driven by the acquisition of Ulterra and merger with NexTier:

Restricted cash — Restricted cash includes amounts restricted as cash collateral for the issuance of standby letters of credit.

The following table provides a reconciliation of cash and restricted cash reported within the condensed consolidated balance sheet that sum to the total of such amounts shown in the statement of cash flows for the nine months ended September 30, 2023 and 2022:

	Nine Months Ended
	September 30,
	2023	2022
Cash and cash equivalents	$61,856	$42,735
Restricted cash	5,192	—
Total cash, cash equivalents and restricted cash	$67,048	$42,735

Revenues — As a result of the Ulterra acquisition, our revenues now include a significant amount of rental revenue included within the new “Drilling products” segment. See Note 3 for details.

Goodwill — As a result of both the Ulterra acquisition and the NexTier merger, we have recognized goodwill. Goodwill from acquisitions is recorded as the excess of the consideration transferred plus the fair value of any non-controlling interest in the acquiree at the acquisition date over the fair values of the identifiable net assets acquired. Goodwill is considered to have an indefinite useful economic life and is not amortized. We assess impairment of goodwill at least annually or on an interim basis if events or circumstances indicate that the fair value of goodwill may have decreased below its carrying value. See Note 7.

Leases — In the third quarter of 2023, as part of the Ulterra acquisition and the NexTier merger we acquired several operating and finance leases. We inherited NexTier’s and Ulterra’s lease classifications as of the time of each respective acquisition. We have elected as an accounting policy election by class of underlying assets to not recognize assets or liabilities at the acquisition date for leases that had a remaining lease term of twelve months or less. This includes not recognizing an intangible asset if the terms of an operating lease are favorable relative to market terms or a liability if the terms are unfavorable relative to market terms. See Notes 2 and 13 for details.

For finance leases, we amortize the right-of-use asset on a straight-line basis over the earlier of the useful life of the right-of-use asset or the end of the lease term and record this amortization in depreciation and amortization expense in the condensed consolidated statements of operations. If available, we use the rate implicit in the lease at commencement date to discount the lease payments. If the implicit rate is not available, we use our incremental borrowing rate based on the information available at the commencement date in the determination of the present value of future lease payments. We include the term of any renewal option for the right-of-use asset and lease liability if it is reasonably certain that we will exercise the option. We also include the term of any termination option for the right-of-use asset and lease liability if it is not reasonably certain we will exercise the option. By our policy election, right-of-use assets and lease liabilities with an initial term of one year or less are not recognized for leasing arrangements, and non-lease and lease components are treated as a single lease component instead of bifurcating those components. For finance leases where we have determined we are reasonably certain to exercise a purchase option to acquire the underlying asset, we amortize the right-of-use asset over the lease term and record this amortization in “Depreciation, depletion, amortization and impairment” in the condensed consolidated statements of operations. We adjust the lease liability to reflect lease payments made during the period and interest incurred on the lease liability using the effective interest method. The incurred interest expense is recorded in “Interest expense” in the condensed consolidated statements of operations.

Change in Accounting Estimate — In the third quarter of 2023, we changed the estimated of useful lives of certain property and equipment within our completion services segment. The change in the estimated useful lives was necessitated by recent trends in increased intensity and pumping hours per day of certain components used in servicing larger jobs. We determined the estimated useful life of fluid ends is now less than one year, which results in these components no longer being capitalized to property and equipment but instead recorded to inventory and expensed as direct operating costs as they are consumed. Additionally, we shortened the estimated useful lives of certain other completions components that remain in property and equipment, which resulted in a decrease in the weighted average estimated useful lives of these assets from nine years to seven years. The effect of our change in estimated useful lives of these assets was a decrease in operating income of $24.2 million, a decrease in net income of $19.1 million for the three and nine months ended September 30, 2023 resulting in a decrease in basic and diluted earnings per share of $0.07 and $0.08 per share, respectively.

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

2. Business Combinations

Ulterra Drilling Technologies, L.P.

On August 14, 2023, we completed the Ulterra acquisition. Total consideration for the acquisition included the issuance of 34.9 million shares of our common stock and payment of approximately $376 million of cash, which based on the closing price of our common stock of $14.94 on August 14, 2023, valued the transaction at approximately $897 million.

The total fair value of the consideration transferred was determined as follows (in thousands, except stock price):

Shares of our common stock issued to Ulterra	34,900
Our common stock price on August 14, 2023	$14.94
Common stock equity consideration	$521,406
Plus net cash consideration (1)	375,740
Total consideration transferred	$897,146

(1)
Net cash consideration included $370 million cash consideration as adjusted for customary purchase price adjustments set forth in the Ulterra merger agreement relating to cash, net working capital, indebtedness and transaction expenses of Ulterra as of the closing. The adjustment is subject to a post-closing target net working capital adjustment in accordance with the Ulterra merger agreement.

The acquisition has been accounted for as a business combination using the acquisition method. Under the acquisition method of accounting, the fair value of the consideration transferred is allocated to the tangible and intangible assets acquired and the liabilities assumed based on their estimated fair values as of the acquisition date.

The aggregate purchase price noted above was allocated to the major categories of assets acquired and liabilities assumed based on preliminary estimated fair values as of the date of the business combination. We applied significant judgment in estimating the fair value of assets acquired and liabilities assumed, which involved the use of significant estimates and assumptions with respect to future rig counts, estimated economic useful lives, operating and capital cost estimates, and a weighted average discount rate reflecting the cost of capital for market participants of 10.5%. The carrying amounts of cash and cash equivalents, accounts receivable, other assets, accounts payable and accrued liabilities approximate their fair values due to their nature or the short-term maturity of instruments. The remaining assets acquired and liabilities assumed are based on inputs that are not observable in the market and thus represent Level 3 inputs. The fair value of inventory and rental equipment was determined using a replacement cost approach. Intangible assets primarily consist of customer relationships and developed technology, the fair values of which were determined using an income approach. Property and equipment was valued using a combination of indirect cost and a market approach. Certain data necessary to complete the purchase price allocation is not yet available, including final tax returns that provide the underlying tax basis of Ulterra’s assets and liabilities. We will complete the purchase price allocation during the 12-month period following the acquisition date.

Assets acquired:
Cash and cash equivalents	$18,426
Accounts receivable	68,467
Inventory (1)	36,313
Rental equipment (2)	109,055
Property and equipment	27,583
Intangible assets	313,000
Operating lease right of use asset	7,513
Finance lease right of use asset	5,228
Other assets	14,274
Total assets acquired	599,859

Liabilities assumed:
Accounts payable	23,258
Accrued liabilities	26,475
Operating lease liability	7,513
Finance lease liability	5,228
Deferred tax liabilities	82,851
Total liabilities assumed	145,325
Less: noncontrolling interest	(8,729)
Net assets acquired	445,805
Goodwill	451,341
Total consideration transferred	$897,146
(1)
We recorded an adjustment of $5.5 million to write-up acquired drill bits classified as inventory to estimated fair value. This adjustment will be recorded as direct operating expense as acquired drill bits are sold.
(2)
We recorded an adjustment of $74.4 million to write-up acquired drill bits classified as long-lived assets to estimated fair value. This adjustment will be depreciated as acquired drill bits are rented over a weighted-average estimated useful life of 7.5 runs.

The goodwill recognized in the acquisition represents the excess of the gross consideration transferred over the fair value of the underlying net tangible and identifiable intangible assets acquired and liabilities assumed. Goodwill of $451.3 million represents the potential for new growth opportunities internationally with the acquisition of Ulterra as well as the recognition of deferred taxes for the difference between the fair value of the assets acquired and liabilities assumed and the respective carry-over tax basis. Goodwill is not deductible for tax purposes. All of the goodwill was assigned to our Drilling Products segment. See Note 7.

Approximately $46.6 million of revenues and $6.6 million of net loss attributed to the Ulterra acquisition are included in the consolidated statements of operations for the period from the closing date on August 14, 2023 through September 30, 2023. During the nine months ended September 30, 2023, we incurred costs related to the Ulterra acquisition totaling $5.2 million, which are included in our consolidated statements of operations as “Merger and integration expense.”

A portion of the fair value consideration transferred has been provisionally assigned to identifiable intangible assets as follows:

	Fair Value	Weighted Average Useful Life
	(in thousands)	(in years)
Customer relationships	$245,000	15
Trade name	16,000	11
Developed technology	52,000	8
Intangible assets	$313,000

Pro Forma

The following pro forma condensed combined financial information was derived from our and Ulterra’s historical financial statements and gives effect to the acquisition as if it had occurred on January 1, 2022. The below information reflects pro forma adjustments based on available information and certain assumptions we believe are reasonable, including (i) adjustments related to the depreciation and amortization of the step up to fair value of $77.6 million for acquired intangibles, $74.4 million for acquired drill bits classified as long-lived assets, and $5.5 million for acquired drill bits classified as inventory, (ii) removal of $12.8 million of historical interest expense of the acquired entity and (iii) $7.9 million of tax benefit relating to the aforementioned pro forma adjustments.

The pro forma results of operations do not include any anticipated cost savings or other synergies that may result from the Ulterra acquisition nor do they include any estimated costs that will be incurred to integrate Ulterra operations. The pro forma results of operations include our merger and integration expense of $5.2 million as if they had been incurred in the first quarter of 2022.

The pro forma condensed combined financial information has been included for comparative purposes and is not necessarily indicative of the results that might have actually occurred had the Ulterra acquisition taken place on January 1, 2022. Furthermore, the financial information is not intended to be a projection of future results. The following table summarizes our selected financial information on a pro forma basis (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
	(Unaudited)
Revenues	$1,052,282	$824,902	$2,785,279	$2,135,922
Net income (loss)	$(27,925)	$58,762	$163,904	$54,365

NexTier Oilfield Solutions Inc.

On September 1, 2023, we completed the NexTier merger. Under the terms of the merger agreement, NexTier became our wholly-owned subsidiary. Each share of NexTier common stock issued and outstanding immediately prior to the effective time of the merger was converted into the right to receive 0.752 shares of our common stock. Additionally, certain equity awards that were granted and outstanding under NexTier long-term incentive plans were assumed by us, and such equity awards were converted into equity awards in respect of our common stock in accordance with the merger agreement.

NexTier is a predominately U.S. land-focused oilfield service company, with a diverse set of well completion and production services across a variety of active basins.

The total fair value of the consideration transferred was determined as follows (in thousands, except exchange ratio and stock price):

Number of shares of NexTier common stock outstanding as of September 1, 2023	229,022
Multiplied by the exchange ratio	0.752
Number of shares of Patterson-UTI common stock issued in connection with the merger	172,224
Patterson-UTI common stock price on September 1, 2023	$14.91
Common stock equity consideration	2,567,872
Acceleration of RSU awards	1,997
Fair value of replacement equity awards (1)	70,416
NexTier long-term debt repaid by Patterson-UTI	161,000
Consideration transferred	$2,801,285

(1)
In connection with the merger, each of the share-based awards held by legacy NexTier employees were replaced with our share-based awards on the merger date. The fair value of the replacement awards has been allocated between each employee’s pre-combination and post-combination services. Amounts allocated to pre-combination services have been included as consideration transferred as part of the merger. See Note 12 for replacement awards details.

The transaction has been accounted for as a business combination using the acquisition method with Patterson-UTI determined to be the acquirer. Under the acquisition method of accounting, the fair value of the consideration transferred is allocated to the tangible and intangible assets acquired and the liabilities assumed based on their estimated fair values as of the acquisition date.

The aggregate purchase price noted above was allocated to the major categories of assets acquired and liabilities assumed based on preliminary estimated fair values as of the date of the business combination. We applied significant judgment in estimating the fair value of assets acquired and liabilities assumed, which involved the use of significant estimates and assumptions with respect to future rig counts, estimated economic useful lives, operating and capital cost estimates, and a weighted average discount rate reflecting the cost of capital for market participants of 14.0%. The carrying amounts of cash and cash equivalents, accounts receivable, inventory, other assets, accounts payable, accrued liabilities, and other liabilities approximate their fair values due to their nature or the short-term maturity of instruments. The remaining assets acquired and liabilities assumed are based on inputs that are not observable in the market and thus represent Level 3 inputs. The fair value of property and equipment was determined using a combination of replacement cost and indirect cost. Intangible assets were valued using an income approach. Certain data necessary to complete the purchase price allocation is not yet available, including final tax returns that provide the underlying tax basis of NexTier’s assets and liabilities. We will complete the purchase price allocation during the 12-month period following the acquisition date.

Assets acquired:
Cash and cash equivalents	$95,815
Accounts receivable	420,200
Inventory	71,930
Property and equipment (1)	1,045,610
Intangible assets	768,000
Operating lease right of use asset	19,091
Finance lease right of use asset	50,733
Other assets	84,677
Total assets acquired	2,556,056

Liabilities assumed:
Accounts payable	358,873
Accrued liabilities	130,597
Operating lease liability	19,091
Finance lease liability	50,733
Deferred tax liabilities	82,785
Long-term debt	22,533
Other liabilities	11,815
Total liabilities assumed	676,427
Net assets acquired	1,879,629
Goodwill	921,656
Total consideration transferred	$2,801,285
(1)
We recorded an adjustment of $262.7 million to write-up acquired property and equipment to estimated fair value. This adjustment will be depreciated on a straight-line basis over a weighted average period of six years.

The goodwill recognized in the merger represents the excess of the gross consideration transferred over the fair value of the underlying net tangible and identifiable intangible assets acquired and liabilities assumed. Goodwill of $921.7 million largely consisted of the expected synergies and economies of scale from the combined operations of Patterson-UTI and NexTier as well as the recognition of deferred taxes for the difference between the fair value of the assets acquired and liabilities assumed and the respective carry-over tax basis. The goodwill is not deductible for tax purposes. All of the goodwill was assigned to our completion services segment. See Note 7.

Approximately $272.1 million of revenues and $9.6 million of net loss attributed to the NexTier merger are included in the consolidated statements of operations for the period from the closing date on September 1, 2023 through September 30, 2023. During the nine months ended September 30, 2023, we incurred costs related to the NexTier merger totaling $72.9 million, which are included in our consolidated statements of operations as “Merger and integration expense.”

A portion of the fair value consideration transferred has been provisionally assigned to identifiable intangible assets as follows:

	Fair Value	Weighted Average Useful Life
	(in thousands)	(in years)
Customer relationships	$540,000	10
Trade name	85,000	10
Developed technology	143,000	8
Intangible assets	$768,000

Pro Forma

The following pro forma condensed combined financial information was derived from our and NexTier's historical financial statements and gives effect to the acquisition as if it had occurred on January 1, 2022. The below information reflects pro forma adjustments based on available information and certain assumptions we believe are reasonable, including (i) adjustments related to the depreciation and amortization of the step up to fair value of $720.7 million for acquired intangibles and $262.7 million for acquired property and equipment, (ii) removal of $17.7 million of historical interest expense of the acquired entity and (iii) $8.4 million of tax expense relating to the aforementioned pro forma adjustments.

The pro forma results of operations do not include any anticipated cost savings or other synergies that may result from the NexTier merger nor do they include any estimated costs that will be incurred to integrate NexTier operations. The pro forma results of operations include our merger and integration expense of $72.9 million.

The pro forma condensed combined financial information has been included for comparative purposes and is not necessarily indicative of the results that might have actually occurred had the NexTier merger taken place on January 1, 2022. Furthermore, the financial information is not intended to be a projection of future results. The following table summarizes our selected financial information on a pro forma basis (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
	(Unaudited)
Revenues	$1,589,056	$1,623,513	$5,020,507	$4,233,081
Net income	$69,256	$140,250	$625,020	$45,461

3. Revenues

ASC Topic 606 Revenue from Contracts with Customers

Drilling Services and Completion Services — revenue is recognized based on our customers’ ability to benefit from our services in an amount that reflects the consideration we expect to receive in exchange for those services. This typically happens when the service is performed. The services we provide represent a series of distinct services, generally provided daily, that are substantially the same, with the same pattern of transfer to the customer. Because our customers benefit equally throughout the service period, generally measured in days, and our efforts in providing services are incurred relatively evenly over the period of performance, revenue is recognized as we provide services to the customer.

ASC Topic 842 Revenue from Equipment Rentals

Drilling Products Revenue — revenues are primarily generated from the rental of drilling equipment, comprised of drill bits and downhole tools. These arrangements provide the customer with the right to control the use of identified asset. Generally, the lease terms in such arrangements are for periods of two to three days and do not provide customers with options to purchase the underlying asset.

Other — we are a non-operating working interest owner of oil and natural gas properties primarily located in Texas and New Mexico. The ownership terms are outlined in joint operating agreements for each well between the operator of the well and the various interest owners, including us, who are considered non-operators of the well. We receive revenue each period for our working interest in the well during the period. The revenue received for the working interests from these oil and gas properties does not fall under the scope of the new revenue standard, and therefore, will continue to be reported under current guidance ASC 932-323 Extractive Activities – Oil and Gas, Investments – Equity Method and Joint Ventures.

Accounts Receivable and Contract Liabilities

Accounts receivable is our right to consideration once it becomes unconditional. Payment terms typically range from 30 to 60 days.

Accounts receivable balances were $957 million and $561 million as of September 30, 2023 and December 31, 2022, respectively. These balances do not include amounts related to our oil and gas working interests nor do they include amounts related to our lease revenues under Topic 842 as those contracts are excluded from Topic 606. Accounts receivable balances are included in “Accounts receivable” in our unaudited condensed consolidated balance sheets.

We do not have any significant contract asset balances. Contract liabilities include prepayments received from customers prior to the requested services being completed. Once the services are complete and have been invoiced, the prepayment is applied against the customer’s account to offset the accounts receivable balance. Also included in contract liabilities are payments received from customers for reactivation or initial mobilization of newly constructed or upgraded rigs that were moved on location to the initial well site. These payments are allocated to the overall performance obligation and amortized over the initial term of the contract. Total contract liability balances were $23.7 million and $148 million as of September 30, 2023 and December 31, 2022, respectively. We recognized $135 million of revenue in the nine months ended September 30, 2023 that was included in the contract liability balance at the beginning of the period, of which the recognition of $28.9 million in the three months ended September 30, 2023 was due to deferred revenue from a customer prepayment, which became recognizable after the customer changed its drilling schedule. Revenue related to our contract liabilities balance is expected to be recognized through 2026. The $16.6 million current portion of our contract liability balance is included in “Accrued liabilities” and $7.1 million noncurrent portion of our contract liability balance is included in “Other liabilities” in our unaudited condensed consolidated balance sheets.

Contract Costs

Costs incurred for newly constructed rigs or rig upgrades based on a contract with a customer are considered capital improvements and are capitalized to drilling equipment and depreciated over the estimated useful life of the asset.

Remaining Performance Obligations

We maintain a backlog of commitments for contract drilling under term contracts, which we define as contracts with a duration of six months or more. Our contract drilling backlog in the United States as of September 30, 2023 was approximately $760 million. Approximately 24% of the total contract drilling backlog in the United States at September 30, 2023 is reasonably expected to remain at September 30, 2024. We generally calculate our backlog by multiplying the dayrate under our term drilling contracts by the number of days remaining under the contract. The calculation does not include any revenues related to fees for other services such as for mobilization, other than initial mobilization, demobilization and customer reimbursables, nor does it include potential reductions in rates for unscheduled standby or during periods in which the rig is moving or incurring maintenance and repair time in excess of what is permitted under the drilling contract. For contracts that contain variable dayrate pricing, our backlog calculation uses the dayrate in effect for periods where the dayrate is fixed, and, for periods that remain subject to variable pricing, uses commodity pricing or other related indices in effect at September 30, 2023. In addition, our term drilling contracts are generally subject to termination by the customer on short notice and provide for an early termination payment to us in the event that the contract is terminated by the customer. For contracts on which we have received notice for the rig to be placed on standby, our backlog calculation uses the standby rate for the period over which we expect to receive the standby rate. For contracts on which we have received an early termination notice, our backlog calculation includes the early termination rate, instead of the dayrate, for the period over which we expect to receive the lower rate. Please see “Our Current Backlog of Contract Drilling Revenue May Decline and May Not Ultimately Be Realized, as Fixed-Term Contracts May in Certain Instances Be Terminated Without an Early Termination Payment” included in Item 1A of our Annual Report.

4. Inventory

Inventory consisted of the following at September 30, 2023 and December 31, 2022 (in thousands):

	September 30, 2023	December 31, 2022
Raw materials and supplies	$152,732	$63,008
Work-in-process	6,321	2,341
Finished goods	27,461	28
Inventory	$186,514	$65,377

5. Other Current Assets

Other current assets consisted of the following at September 30, 2023 and December 31, 2022 (in thousands):

	September 30, 2023	December 31, 2022
Federal and state income taxes receivable	$20,814	$399
Workers’ compensation receivable	32,249	34,632
Prepaid expenses	57,268	11,960
Refundable tax credit	11,083	10,914
Insurance claim receivable	9,749	—
Other	29,514	3,064
Other current assets	$160,677	$60,969

6. Property and Equipment

Property and equipment consisted of the following at September 30, 2023 and December 31, 2022 (in thousands):

	September 30, 2023	December 31, 2022
Equipment	$8,492,234	$7,551,099
Oil and natural gas properties	255,797	236,156
Buildings	251,503	175,212
Rental equipment	107,389	—
Land	38,676	23,610
Total property and equipment	9,145,599	7,986,077
Less accumulated depreciation, depletion, amortization and impairment	(5,757,597)	(5,725,501)
Property and equipment, net	$3,388,002	$2,260,576

Depreciation and depletion expense on property and equipment of approximately $188 million and $121 million was recorded in the three months ended September 30, 2023 and 2022, respectively. Depreciation and depletion expense on property and equipment of approximately $436 million and $356 million was recorded in the nine months ended September 30, 2023 and 2022, respectively.

We review our long-lived assets, including property and equipment, for impairment whenever events or changes in circumstances indicate that the carrying amounts of certain assets may not be recovered over their estimated remaining useful lives (“triggering events”). In connection with this review, assets are grouped at the lowest level at which identifiable cash flows are largely independent of other asset groupings. We estimate future cash flows over the life of the respective assets or asset groupings in our assessment of impairment. These estimates of cash flows are based on historical cyclical trends in the industry as well as our expectations regarding the continuation of these trends in the future. Provisions for asset impairment are charged against income when estimated future cash flows, on an undiscounted basis, are less than the asset’s net book value. Any provision for impairment is measured at fair value. We recorded a $0.4 million and a $6.2 million impairment expense recorded in our oil and natural gas business during the three and nine months ended September 30, 2023, respectively. We recorded a $2.5 million and a $3.7 million impairment expense recorded in our oil and natural gas business during the three and nine months ended September 30, 2022, respectively.

7. Goodwill and Intangible Assets

Goodwill — Goodwill by operating segment as of September 30, 2023 and changes for the nine months then ended are as follows (in thousands):

	Completion	Drilling
	Services	Products	Total
Balance at beginning of period	$—	$—	$—
Goodwill acquired	921,656	451,341	1,372,997
Balance at end of period	$921,656	$451,341	$1,372,997

Goodwill is evaluated at least annually or when circumstances require, to determine if the fair value of recorded goodwill has decreased below its carrying value. For impairment testing purposes, goodwill is evaluated at the reporting unit level. Our reporting units for impairment testing are our operating segments. We determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value after considering qualitative, market and other factors, and if this is the case, any necessary goodwill impairment is determined using a quantitative impairment test. From time to time, we may perform quantitative testing for goodwill impairment in lieu of performing the qualitative assessment. If the resulting fair value of goodwill is less than the carrying value of goodwill, an impairment loss would be recognized for the amount of the shortfall.

Intangible Assets — The following table presents the gross carrying amount and accumulated amortization of our intangible assets as of September 30, 2023 and December 31, 2022 (in thousands):

	September 30, 2023			December 31, 2022
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Customer relationships	$785,866	$(7,915)	$777,951	$1,800	$(1,071)	$729
Developed technology	202,772	(6,404)	196,368	7,772	(3,773)	3,999
Trade name	101,000	(1,083)	99,917	—	—	—
Other	1,352	(630)	722	1,450	(333)	1,117
Intangible assets, net	$1,090,990	$(16,032)	$1,074,958	$11,022	$(5,177)	$5,845

Amortization expense on intangible assets of approximately $10.1 million and $0.3 million was recorded in the three months ended September 30, 2023 and 2022, respectively. Amortization expense on intangible assets of approximately $10.9 million and $1.0 million was recorded in the nine months ended September 30, 2023 and 2022, respectively.

8. Accrued Liabilities

Accrued liabilities consisted of the following at September 30, 2023 and December 31, 2022 (in thousands):

	September 30, 2023	December 31, 2022
Salaries, wages, payroll taxes and benefits	$134,742	$73,308
Workers’ compensation liability	73,830	67,853
Property, sales, use and other taxes	67,503	10,119
Insurance, other than workers’ compensation	11,692	3,644
Accrued interest payable	12,384	10,522
Deferred revenue	16,571	110,215
Federal and state income taxes payable	1,329	4,644
Accrued merger and integration expense	30,003	—
Other	41,880	28,482
Accrued liabilities	$389,934	$308,787

9. Long-Term Debt

Long-term debt consisted of the following at September 30, 2023 and December 31, 2022 (in thousands):

	September 30, 2023	December 31, 2022
3.95% Senior Notes Due 2028	$482,505	$488,505
5.15% Senior Notes Due 2029	344,895	347,900
7.15% Senior Notes Due 2033	400,000	—
Equipment Loans Due 2025	21,659	—
	1,249,059	836,405
Less deferred financing costs and discounts	(8,801)	(5,468)
Less current portion	(12,049)	—
Total	$1,228,209	$830,937

Credit Agreement — On August 29, 2023, we entered into Amendment No. 4 to Amended and Restated Credit Agreement (the “Credit Agreement Amendment”), which amended our Amended and Restated Credit Agreement, dated as of March 27, 2018 (as amended, the “Credit Agreement”), by and among us, as borrower, Wells Fargo Bank, National Association, as administrative agent, letter of credit issuer, swing line lender and a lender and each of the other letter of credit issuers and lenders party thereto.

The Credit Agreement Amendment, among other things, (i) deemed certain outstanding letters of credit issued for the account of BEP Diamond Holdings Corp. (the entity we acquired in the Ulterra acquisition) with a face amount of $2.5 million to have been issued under the Credit Agreement and (ii) extended the maturity date for $85 million of revolving credit commitments of certain lenders under the Credit Agreement from March 27, 2025 to March 27, 2026. As a result, of the $600 million of revolving credit commitments under the Credit Agreement, the maturity date for $501.7 million of such commitments is March 27, 2026; the maturity date for $48.3 million of such commitments is March 27, 2025; and the maturity date for the remaining $50 million of such commitments is March 27, 2024.

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

Loans under the Credit Agreement bear interest by reference, at our election, to the SOFR rate (subject to a 0.10% per annum adjustment) or base rate, in each case subject to a 0% floor. The applicable margin on SOFR rate loans varies from 1.00% to 2.00% and the applicable margin on base rate loans varies from 0.00% to 1.00%, in each case determined based on our credit rating. As of September 30, 2023, the applicable margin on SOFR rate loans was 1.75% and the applicable margin on base rate loans was 0.75%. A letter of credit fee is payable by us equal to the applicable margin for SOFR rate loans times the daily amount available to be drawn under outstanding letters of credit. The commitment fee rate payable to the lenders varies from 0.10% to 0.30% based on our credit rating.

None of our subsidiaries are currently required to be a guarantor under the Credit Agreement. However, if any subsidiary guarantees or incurs debt, which does not qualify for certain limited exceptions and is otherwise, in the aggregate with all other similar debt, in excess of Priority Debt (as defined in the Credit Agreement), such subsidiary is required to become a guarantor under the Credit Agreement.

The Credit Agreement contains representations, warranties, affirmative and negative covenants and events of default and associated remedies that we believe are customary for agreements of this nature, including certain restrictions on our ability and the ability of each of our subsidiaries to grant liens and on the ability of each of our non-guarantor subsidiaries to incur debt. If our credit rating is below investment grade at both Moody’s and S&P, we will become subject to a restricted payment covenant, which would generally require us to have a Pro Forma Debt Service Coverage Ratio (as defined in the Credit Agreement) greater than or equal to 1.50 to 1.00 immediately before and immediately after making any restricted payment. Restricted payments include, among other things, dividend payments, repurchases of our common stock, distributions to holders of our common stock or any other payment or other distribution to third parties on account of our or our subsidiaries’ equity interests. Our credit rating is currently investment grade at both credit rating agencies. The Credit Agreement also requires that our total debt to capitalization ratio, expressed as a percentage, not exceed 50% as of the last day of each fiscal quarter. The Credit Agreement generally defines the total debt to capitalization ratio as the ratio of (a) total borrowed money indebtedness to (b) the sum of such indebtedness plus consolidated net worth, with consolidated net worth determined as of the end of the most recently ended fiscal quarter. We were in compliance with these covenants at September 30, 2023.

As of September 30, 2023, we had no borrowings outstanding under our revolving credit facility. We had $2.5 million in letters of credit outstanding under the Credit Agreement at September 30, 2023 and, as a result, had available borrowing capacity of $597.5 million at that date.

2015 Reimbursement Agreement — On March 16, 2015, we entered into a Reimbursement Agreement (the “Reimbursement Agreement”) with The Bank of Nova Scotia (“Scotiabank”), pursuant to which we may from time to time request that Scotiabank issue an unspecified amount of letters of credit. As of September 30, 2023, we had $87.7 million in letters of credit outstanding under the Reimbursement Agreement.

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

2028 Senior Notes, 2029 Senior Notes and 2033 Senior Notes — On January 19, 2018, we completed an offering of $525 million in aggregate principal amount of our 3.95% Senior Notes due 2028 (the “2028 Notes”). On November 15, 2019, we completed an offering of $350 million in aggregate principal amount of our 5.15% Senior Notes due 2029 (the “2029 Notes”). On September 13, 2023, we completed an offering of $400 million in aggregate principal amount of our 7.15% Senior Notes due 2033 (the “2033 Notes”). The net proceeds before offering expenses from the offering of the 2033 Notes were approximately $396 million, which we used to repay amounts outstanding under our revolving credit facility.

We pay interest on the 2028 Notes on February 1 and August 1 of each year. The 2028 Notes will mature on February 1, 2028. The 2028 Notes bear interest at a rate of 3.95% per annum.

We pay interest on the 2029 Notes on May 15 and November 15 of each year. The 2029 Notes will mature on November 15, 2029. The 2029 Notes bear interest at a rate of 5.15% per annum.

We pay interest on the 2033 Notes on April 1 and October 1 of each year. The 2033 Notes will mature on October 1, 2033. The 2033 Notes bear interest at a rate of 7.15% per annum.

The 2028 Notes, 2029 Notes and 2033 Notes (together, the “Senior Notes”) are our senior unsecured obligations, which rank equally with all of our other existing and future senior unsecured debt and will rank senior in right of payment to all of our other future subordinated debt. The Senior Notes will be effectively subordinated to any of our future secured debt to the extent of the value of the assets securing such debt. In addition, the Senior Notes will be structurally subordinated to the liabilities (including trade payables) of our subsidiaries that do not guarantee the Senior Notes. None of our subsidiaries are currently required to be a guarantor under the Senior Notes. If our subsidiaries guarantee the Senior Notes in the future, such guarantees (the “Guarantees”) will rank equally in right of payment with all of the guarantors’ future unsecured senior debt and senior in right of payment to all of the guarantors’ future subordinated debt. The Guarantees will be effectively subordinated to any of the guarantors’ future secured debt to the extent of the value of the assets securing such debt.

At our option, we may redeem the Senior Notes in whole or in part, at any time or from time to time at a redemption price equal to 100% of the principal amount of such Senior Notes to be redeemed, plus accrued and unpaid interest, if any, on those Senior Notes to the redemption date, plus a “make-whole” premium. Additionally, commencing on November 1, 2027, in the case of the 2028 Notes, on August 15, 2029, in the case of the 2029 Notes, and on July 1, 2033, in the case of the 2033 Notes, at our option, we may redeem the respective Senior Notes in whole or in part, at a redemption price equal to 100% of the principal amount of the Senior Notes to be redeemed, plus accrued and unpaid interest, if any, on those Senior Notes to the applicable redemption date.

The indentures pursuant to which the Senior Notes were issued include covenants that, among other things, limit our and our subsidiaries’ ability to incur certain liens, engage in sale and lease-back transactions or consolidate, merge, or transfer all or substantially all of their assets. These covenants are subject to important qualifications and limitations set forth in the indentures.

Upon the occurrence of a change of control triggering event, as defined in the indentures, each holder of the Senior Notes may require us to purchase all or a portion of such holder’s Senior Notes at a price equal to 101% of their principal amount, plus accrued and unpaid interest, if any, to, but excluding, the applicable repurchase date.

The indentures also provide for events of default which, if any of them occurs, would permit or require the principal of, premium, if any, and accrued interest, if any, on the Senior Notes to become or to be declared due and payable.

Equipment Loans — As part of the NexTier merger, we assumed the obligations of NexTier Completions Solutions Inc. (“NCS”) under a Master Loan and Security Agreement (as amended, the “Master Agreement”) with Caterpillar Financial Services Corporation. The Master Agreement allows NCS to enter into secured equipment financing term loans from time to time (the “Equipment Loans”). The Equipment Loans may be drawn in multiple tranches, with each loan evidenced by a separate promissory note. The Master Agreement and the Equipment Loans contain customary affirmative and negative covenants, including limitations on further encumbrance of the collateral other than the applicable loans under the Master Agreement. The Equipment Loans bear interest at a rate of 5.25% per annum, and we pay interest on the 1st of each month. The Equipment Loans will mature on June 1, 2025. We were in compliance with these covenants at September 30, 2023.

Drilling Products Letters of Credit — As part of the Ulterra merger, we assumed letters of credit of $2.5 million outstanding with financial institutions providing for short-term borrowing capacity, overdraft protection and bonding requirements. We maintain these letters of credit primarily for the benefit of various insurance companies as collateral for retrospective premiums and retained losses that could become payable under terms of the underlying insurance contracts. These letters of credit expire annually at various times during the year and are typically renewed. As of September 30, 2023, no amounts had been drawn under the letters of credit.

Presented below is a schedule of the principal repayment requirements of long-term debt as of September 30, 2023 (in thousands):

Year ending December 31,
2023	$2,973
2024	12,290
2025	6,396
2026	—
2027	—
2028	482,505
Thereafter	744,895
Total	$1,249,059

10. Commitments and Contingencies

As of September 30, 2023, we maintained letters of credit in the aggregate amount of $92.7 million primarily for the benefit of various insurance companies as collateral for retrospective premiums and retained losses that could become payable under the terms of the underlying insurance contracts. These letters of credit expire annually at various times during the year and are typically renewed. As of September 30, 2023, no amounts had been drawn under the letters of credit.

As of September 30, 2023, we had commitments to purchase major equipment totaling approximately $197 million.

Our completion services segment has entered into agreements to purchase minimum quantities of proppants and chemicals from certain vendors. As of September 30, 2023, the remaining minimum obligation under these agreements was approximately $34.5 million, of which approximately $14.2 million, $16.3 million, and $4.0 million relate to the remainder of 2023, 2024 and 2025, respectively.

We are party to various legal proceedings arising in the normal course of our business. We do not believe that the outcome of these proceedings, either individually or in the aggregate, will have a material adverse effect on our financial condition, cash flows or results of operations.

11. Stockholders’ Equity

Cash Dividend — On November 7, 2023, our Board of Directors approved a cash dividend on our common stock in the amount of $0.08 per share to be paid on December 15, 2023 to holders of record as of December 1, 2023. The amount and timing of all future dividend payments, if any, are subject to the discretion of the Board of Directors and will depend upon business conditions, results of operations, financial condition, terms of our debt agreements and other factors. Our Board of Directors may, without advance notice, reduce or suspend our dividend to improve our financial flexibility and position our company for long-term success. There can be no assurance that we will pay a dividend in the future.

Share Repurchases and Acquisitions — In September 2013, our Board of Directors approved a stock buyback program. In April 2023, our Board of Directors approved an increase of the authorization under the stock buyback program to allow for an aggregate of $300 million of future share repurchases. All purchases executed to date have been through open market transactions. Purchases under the buyback program are made at management’s discretion, at prevailing prices, subject to market conditions and other factors. Purchases may be made at any time without prior notice. There is no expiration date associated with the buyback program. As of September 30, 2023, we had remaining authorization to purchase approximately $281 million of our outstanding common stock under the stock buyback program. Shares of stock purchased under the buyback program are held as treasury shares.

Treasury stock acquisitions during the nine months ended September 30, 2023 were as follows (dollars in thousands):

	Shares	Cost

Treasury shares at January 1, 2023	88,758,722	$1,453,079
Purchases pursuant to stock buyback program	7,426,044	93,276
Acquisitions pursuant to long-term incentive plans	2,356,845	31,722
Treasury shares at September 30, 2023	98,541,611	$1,578,077

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

The Patterson-UTI Energy, Inc. 2021 Long-Term Incentive Plan (the “2021 Plan”) was originally approved by our stockholders on June 3, 2021. Subject to stockholder approval, our Board of Directors approved an amendment to the 2021 Plan to increase the number of shares available for issuance under the 2021 Plan by 5.445 million shares (the “First Amendment”). On June 8, 2023, our stockholders approved the First Amendment. On September 1, 2023, in connection with the NexTier merger, our Board of Directors approved a second amendment to the 2021 Plan (the “Second Amendment,” and together with the First Amendment, the “Plan Amendments” and the 2021 Plan, as amended by the Plan Amendments, the “Plan”) to assume approximately 10 million shares previously reserved for issuance under the NexTier Oilfield Solutions Inc. Equity and Incentive Award Plan (the “NexTier Plan”). Following the Plan Amendments, the aggregate number of shares of Common Stock authorized for grant under the Plan is approximately 28.9 million.

On September 1, 2023, the Board of Directors also approved amendments to the NexTier Plan and the NexTier Oilfield Solutions Inc. (Former C&J Energy) Management Incentive Plan (the “Former C&J Energy Plan” and, together with the NexTier Plan, the “Assumed Plans”) to assume awards that were previously granted under the Assumed Plans (consisting of stock options, time- and performance-based restricted stock units and cash-settled performance unit awards), which, in connection with the NexTier merger, were converted into equity awards in respect of shares of Patterson-UTI common stock.

Stock Options — We estimate the grant date fair values of stock options using the Black-Scholes-Merton valuation model. Volatility assumptions are based on the historic volatility of our common stock over the most recent period equal to the expected term of the options as of the date such options are granted. The expected term assumptions are based on our experience with respect to employee stock option activity. Dividend yield assumptions are based on the expected dividends at the time the options are granted. The risk-free interest rate assumptions are determined by reference to United States Treasury yields. No options were granted during the nine months ended September 30, 2023.

Stock option activity from January 1, 2023 to September 30, 2023 follows:

		Weighted
		Average
	Underlying	Exercise Price
	Shares	Per Share
Outstanding at January 1, 2023	2,905,150	$22.19
Granted	—	$—
Assumed (1)	652,573	$27.97
Exercised	—	$—
Expired	(662,500)	$22.70
Outstanding at September 30, 2023	2,895,223	$23.38
Exercisable at September 30, 2023	2,895,223	$23.38
(1)
Awards assumed in connection with the NexTier merger.

Restricted Stock Units (Equity Based) — For all restricted stock unit awards made to date, shares of common stock are not issued until the units vest. Restricted stock units are subject to forfeiture for failure to fulfill service conditions and, in certain cases, performance conditions. Forfeitable dividend equivalents are accrued on certain restricted stock units that will be paid upon vesting. We use the straight-line method to recognize periodic compensation cost over the vesting period.

Restricted stock unit activity from January 1, 2023 to September 30, 2023 follows:

			Weighted
			Average Grant
	Time	Performance	Date Fair Value
	Based	Based	Per Share
Non-vested restricted stock units outstanding at January 1, 2023	3,090,846	359,315	$12.71
Granted	1,675,657	—	$11.32
Assumed (1)	7,438,031	—	$5.62
Vested	(5,396,107)	—	$6.48
Forfeited	(84,739)	—	$13.82
Non-vested restricted stock units outstanding at September 30, 2023	6,723,688	359,315	$9.47
(1)
Awards assumed in connection with the NexTier merger.

As of September 30, 2023, we had unrecognized compensation cost related to our unvested restricted stock units totaling $58.1 million. The weighted-average remaining vesting period for these unvested restricted stock units was 1.58 years as of September 30, 2023.

Restricted Stock Units (Liability Based) — We converted NexTier’s cash-settled performance based units into our cash-settled restricted stock units in connection with the NexTier merger. These awards are accounted for as liability classified awards and remeasured at fair value at each reporting period. Compensation expense is recorded over the vesting period and is initially based on the fair value at the award conversion date. Compensation expense is subsequently remeasured at each reporting date during the vesting period based on the change in our stock price. Dividend cash equivalents are not paid on cash-settled units. As of September 30, 2023, $8.4 million is included in “Other Liabilities” in our unaudited condensed consolidated balance sheets. We recognized $3.4 million of compensation expense for these awards during the three and nine months ended September 30, 2023.

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

These fair value amounts are charged to expense on a straight-line basis over the performance period. Compensation expense associated with the Performance Units is shown below (in thousands):

	2023	2022	2021	2020	2019
	Performance	Performance	Performance	Performance	Performance
	Unit Awards	Unit Awards	Unit Awards	Unit Awards	Unit Awards
Three months ended September 30, 2023	$903	$990	$617	N/A	N/A
Three months ended September 30, 2022	N/A	$895	$602	$69	N/A
Nine months ended September 30, 2023	$1,372	$2,781	$1,821	$69	N/A
Nine months ended September 30, 2022	N/A	$1,791	$1,806	$206	$830

As of September 30, 2023, we had unrecognized compensation cost related to our unvested Performance Units totaling $13.5 million. The weighted-average remaining vesting period for these unvested Performance Units was 1.39 years as of September 30, 2023.

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

13. Leases

ASC Topic 842 Leases

We acquired $7.5 million and $19.1 million of operating leases for operating locations, corporate offices, certain operating equipment and light duty vehicles primarily related to the Ulterra acquisition and NexTier merger, respectively.

We acquired $5.2 million and $50.7 million of finance leases for light duty vehicles and certain operating equipment related to the Ulterra acquisition and NexTier merger, respectively.

Lease expense consisted of the following for the three and nine months ended September 30, 2023 and 2022 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Operating lease cost	$2,419	$1,410	$5,302	$4,288
Finance lease cost:
Amortization of right-of-use assets	1,613	—	1,613	—
Interest on lease liabilities	341	—	341	—
Total finance lease cost	1,954	—	1,954	—
Short-term lease expense (1)	1,734	—	1,734	—
Total lease expense (2)	$6,107	$1,410	$8,990	$4,288

(1)
Short-term lease expense represents expense related to leases with a contract term of one year or less.

(2)
Total lease expense is recorded in operating costs for the respective segments and within “selling, general and administrative” in our unaudited condensed consolidated statements of operations.

Supplemental cash flow information related to leases for the nine months ended September 30, 2023 and 2022 is as follows (in thousands):

	Nine Months Ended
	September 30,
	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$4,902	$5,485
Operating cash flows from finance leases	326	—
Financing cash flows from finance leases	2,986	—

Right of use assets obtained in exchange for lease obligations:
Operating leases (1)	$31,654	$6,470
Finance leases (1)	58,774	—

(1)
Includes right of use assets acquired in business combinations.

Supplemental balance sheet information related to leases as of September 30, 2023 and December 31, 2022 is as follows:

	September 30, 2023	December 31, 2022
Weighted Average Remaining Lease Term:
Operating leases	5.2 years	6.1 years
Finance leases	0.8 years	N/A

Weighted Average Discount Rate:
Operating leases	6.1%	4.1%
Finance leases	7.3%	N/A

Maturities of operating and finance lease liabilities as of September 30, 2023 are as follows (in thousands):

Year ending December 31,	Operating	Finance
2023 (excluding the nine months ended September 30, 2023)	$3,432	$14,969
2024	15,173	36,564
2025	12,112	3,249
2026	8,585	3,365
2027	6,652	—
2028	4,911
Thereafter	9,322	—
Total lease payments	60,187	58,147
Less imputed interest	(8,666)	(2,387)
Total	$51,521	$55,760

14. Income Taxes

Our effective income tax rate fluctuates from the U.S. statutory tax rate based on, among other factors, changes in pretax income in jurisdictions with varying statutory tax rates, the impact of U.S. state and local taxes, the realizability of deferred tax assets and other differences related to the recognition of income and expense between GAAP and tax accounting.

Our effective income tax rate for the three months ended September 30, 2023 was 93.7%, compared with 3.5% for the three months ended September 30, 2022. The difference in effective income tax rates was primarily attributable to the impact of valuation allowances on deferred tax assets between periods.

Our effective income tax rate for the nine months ended September 30, 2023 was 13.9%, compared with 8.3% for the nine months ended September 30, 2022. The difference in effective income tax rates was primarily attributable to the impact of valuation allowances on deferred tax assets between periods.

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

The following table presents information necessary to calculate net income (loss) per share for the three and nine months ended September 30, 2023 and 2022 as well as potentially dilutive securities excluded from the weighted average number of diluted common shares outstanding because their inclusion would have been anti-dilutive (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
BASIC EPS:
Net income attributable to common stockholders	$50	$61,452	$184,342	$54,561
Weighted average number of common shares outstanding, excluding non-vested shares of restricted stock	280,218	216,822	233,631	216,090
Basic net income per common share	$0.00	$0.28	$0.79	$0.25

DILUTED EPS:
Net income attributable to common stockholders	$50	$61,452	$184,342	$54,561
Weighted average number of common shares outstanding, excluding non-vested shares of restricted stock	281,984	220,454	234,488	219,381
Diluted net income per common share	$0.00	$0.28	$0.79	$0.25
Potentially dilutive securities excluded as anti-dilutive	3,268	3,359	10,351	3,359

16. Business Segments

Effective as of the third quarter of 2023, we revised our reportable segments to align with certain changes in how our Chief Operating Decision Maker (“CODM”) manages and allocates resources to our business as a result of the Ulterra acquisition and NexTier merger. Accordingly, we now have the following reportable business segments: (i) drilling services, (ii) completions services, and (iii) drilling products.

Drilling Services — represents our contract drilling, directional drilling, oilfield technology and electrical controls and automation businesses.

Completion Services — represents the combination of our well completion business, which includes hydraulic fracturing, wireline and pumping, completion support, cementing and our legacy pressure pumping business.

Drilling Products — represents our manufacturing and distribution of drill bits business, which was acquired with our acquisition of Ulterra on August 14, 2023.

This segment structure reflects the financial information and reports used by management, specifically including our CODM, to make decisions regarding the businesses, including performance evaluation and resource allocation decisions. As a result of the revised reportable segment structure, we have restated the corresponding items of segment information for all periods presented.

The following tables summarize selected financial information relating to our business segments (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Revenues:
Drilling Services	$503,767	$428,242	$1,496,520	$1,109,234
Completion Services	459,574	287,664	1,003,083	715,630
Drilling Products	46,570	—	46,570	—
Other(1)	17,501	22,079	59,393	60,836
Elimination of intercompany revenues - Drilling Services (2)	(14,992)	(10,217)	(40,359)	(25,905)
Elimination of intercompany revenues - Other (2)	(968)	(265)	(3,068)	(679)
Total revenues	$1,011,452	$727,503	$2,562,139	$1,859,116

Income (loss) before income taxes:
Drilling Services	$114,737	$46,530	$329,322	$68,629
Completion Services	162	48,949	69,898	75,461
Drilling Products	(6,240)	—	(6,240)	—
Other	435	3,983	1,811	10,297
Corporate	(99,390)	(23,117)	(154,542)	(60,161)
Interest income	2,131	58	4,583	87
Interest expense	(15,625)	(10,975)	(34,189)	(32,198)
Other	(618)	(1,774)	3,191	(2,644)
Income (loss) before income taxes	$(4,408)	$63,654	$213,834	$59,471

Depreciation, depletion, amortization and impairment:
Drilling Services	$90,668	$88,199	$272,361	$262,955
Completion Services	83,338	24,746	135,339	73,244
Drilling Products	17,075	—	17,075	—
Other	5,319	7,920	21,946	20,495
Corporate	1,235	1,285	5,908	3,947
Total depreciation, depletion, amortization and impairment	$197,635	$122,150	$452,629	$360,641

Capital expenditures:
Drilling Services	$89,242	$72,683	$261,155	$181,754
Completion Services	56,464	46,653	107,529	114,669
Drilling Products	7,940	—	7,940	—
Other	5,972	6,457	18,387	19,654
Corporate	804	562	15,406	1,476
Total capital expenditures	$160,422	$126,355	$410,417	$317,553

	September 30, 2023	December 31, 2022
Identifiable assets:
Drilling Services	$2,345,942	$2,348,177
Completion Services	3,940,742	541,975
Drilling Products	1,038,772	—
Other	57,782	64,018
Corporate (3)	37,336	189,653
Total assets	$7,420,574	$3,143,823

(1)
Other includes our oilfield rentals business and oil and natural gas working interests.

(2)
Intercompany revenues consist of revenues from drilling services provided to our other operations, and revenues from other operations for services provided to drilling services, completion services and within other operations. These revenues are generally based on estimated external selling prices and are eliminated during consolidation.

(3)
Corporate assets primarily include cash on hand and certain property and equipment.

17. Fair Values of Financial Instruments

The carrying values of cash, cash equivalents and restricted cash, trade receivables and accounts payable approximate fair value due to the short-term maturity of these items. These fair value estimates are considered Level 1 fair value estimates in the fair value hierarchy of fair value accounting.

The estimated fair value of our outstanding debt balances as of September 30, 2023 and December 31, 2022 is set forth below (in thousands):

	September 30, 2023		December 31, 2022
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
3.95% Senior Notes Due 2028	$482,505	$433,313	$488,505	$431,556
5.15% Senior Notes Due 2029	344,895	314,329	347,900	313,164
7.15% Senior Notes Due 2033	400,000	414,880	—	—
Equipment Loans Due 2025	21,659	21,595	—	—
Total debt	$1,249,059	$1,184,117	$836,405	$744,720

The fair values of the 2028 Notes, the 2029 Notes and the 2033 Notes at September 30, 2023 and December 31, 2022 are based on quoted market prices, which are considered Level 1 fair value estimates in the fair value hierarchy of fair value accounting. The fair value of the Equipment Loans is based on 5.25%, which is considered Level 2 fair value estimates in the fair value hierarchy of fair value accounting. The fair values of the 2028 Notes implied a 6.70% market rate of interest at September 30, 2023 and a 6.69% market rate of interest at December 31, 2022, based on their quoted market prices. The fair values of the 2029 Notes implied a 6.94% market rate of interest at September 30, 2023 and a 7.01% market rate of interest at December 31, 2022, based on their quoted market prices. The fair values of the 2033 Notes implied a 7.08% market rate of interest at September 30, 2023, based on their quoted market price. The fair value of the Equipment Loans implied a 6.21% market rate of interest at September 30, 2023, based on their benchmark yield.

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

Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to have been correct. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from actual future results expressed or implied by the forward-looking statements. These risks and uncertainties relate to:

•
the expected benefits of the recently completed merger (the “NexTier merger”) with NexTier Oilfield Solutions Inc. (“NexTier”) and the acquisition (the “Ulterra acquisition”) of Ulterra Drilling Technologies, L.P. (“Ulterra”) on our financial condition, results of operations, strategy and plans and our ability to realize those benefits;
•
synergies, costs and other anticipated financial impacts of the NexTier merger and the Ulterra acquisition;
•
the successful integration of NexTier and Ulterra operations and the future financial and operating results of the combined company;
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
•
excess availability of land drilling rigs, completions services and drilling equipment, including as a result of reactivation, improvement or construction;
•
competition and demand for our services;
•
the impact of the ongoing war in Ukraine and instability in other international regions;
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

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management Overview — We are a Houston, Texas-based leading provider of drilling and completion services to oil and natural gas exploration and production companies in the United States and other select countries, including contract drilling services, integrated well completions services and directional drilling services in the United States, and specialized drill bit solutions in the United States, Middle East and many other regions around the world. We operate under three reportable business segments: (i) drilling services, (ii) completion services, and (iii) drilling products.

Drilling Services

Our contract drilling business operates in the continental United States and internationally in Colombia and, from time to time, we pursue contract drilling opportunities in other select markets. We also provide a comprehensive suite of directional drilling services in most major producing onshore oil and gas basins in the United States, and we provide services that improve the statistical accuracy of wellbore placement for directional and horizontal wells. We also service equipment for drilling contractors, and we provide electrical controls and automation to the energy, marine and mining industries, in North America and other select markets.

We have addressed our customers’ needs for drilling horizontal wells in shale and other unconventional resource plays by improving the capabilities of our drilling fleet. The U.S. land rig industry has in recent years referred to certain high specification rigs as “super-spec” rigs, which we consider to be at least a 1,500 horsepower, AC-powered rig that has at least a 750,000-pound hookload, a 7,500-psi circulating system, and is pad-capable. Due to evolving customer preferences, we refer to certain premium rigs as “Tier-1, super spec” rigs, which we consider as being a super-spec rig that also has a third mud pump and raised drawworks that allow for more clearance underneath the rig floor. As of September 30, 2023, our rig fleet included 173 super-spec rigs, of which 131 were Tier-1, super-spec rigs.

We maintain a backlog of commitments for contract drilling under term contracts, which we define as contracts with a duration of six months or more. Our contract drilling backlog in the United States as of September 30, 2023 was approximately $760 million. Approximately 24% of the total contract drilling backlog in the United States at September 30, 2023 is reasonably expected to remain at September 30, 2024. See Note 3 of Notes to unaudited condensed consolidated financial statements for additional information on backlog.

Completion Services

Our well completion services business consists of services for hydraulic fracturing, wireline and pumping, completion support, and cementing. It also includes our power solutions natural gas fueling business, our proppant last mile logistics and storage business and our research and technology department. Our completion services business operates in several of the most active basins in the continental United States including the Permian, the Marcellus Shale/Utica, the Eagle Ford, Mid-Continental, Haynesville, and the Bakken/Rockies. The high density of our operations in the basins in which we are most active provides us the opportunity to leverage our fixed costs and to quickly respond with what we believe are highly efficient, integrated solutions that are best suited to address customer requirements.

Drilling Products

We serve the energy and mining markets by manufacturing and distributing drill bits through North America and internationally in over 30 countries. Our drilling equipment is used in oil and gas exploration and production and in mining operations. We have manufacturing facilities located in Fort Worth, Texas, Leduc, Alberta and Saudi Arabia and repair facilities located in Argentina, Colombia, Oman and Saudi Arabia.

Other

Other consists of our oilfield rentals business, with a fleet of premium oilfield rental tools, along with the results of our ownership, as a non-operating working interest owner, in oil and gas assets located in Texas and New Mexico.

Recent Developments in Market Conditions and Outlook — Crude oil prices and demand for drilling and completions equipment and services increased in 2022, and industry supply of Tier-1, super-spec rigs became constrained. Commodity price volatility in the second quarter of 2023 resulted in a decline in industry activity; however, commodity prices increased during the third quarter. The current demand for equipment and services remains dependent on macro conditions, including commodity prices, geopolitical environment, inflationary pressures, economic conditions in the United States and elsewhere and continued customer consolidation and focus by exploration and production companies and service companies on capital discipline. Oil prices reached a low of $69.71 per barrel and averaged $82.25 per barrel in the third quarter of 2023, as compared to $73.54 per barrel in the second quarter of 2023. Natural gas prices (based on the Henry Hub Spot Market Price) averaged $2.59 per MMBtu in the third quarter of 2023 as compared to an average of $2.16 per MMBtu in the second quarter of 2023.

Our average active rig count in the United States for the third quarter of 2023 was 120 rigs. This was a decrease from our average active rig count for the second quarter of 2023 of 128. We expect our rig count in the United States will average approximately 118 rigs during the fourth quarter. Based on contracts in place in the United States as of November 7, 2023, we expect an average of 74 rigs operating under term contracts during the fourth quarter of 2023 and an average of 52 rigs operating under term contracts during the four quarters ending September 30, 2024.

Our completion services business was impacted by calendar inefficiencies during the third quarter of 2023, with customer activity slowing more towards the end of the quarter. Completion services activity has stabilized in the fourth quarter, relative to levels late in the third quarter. Outside the typical holiday and seasonal slowdowns, we believe activity will remain relatively steady with current levels through the rest of this year, with activity likely to modestly recover starting in the first quarter of 2024.

Drilling products demand has begun to increase from levels late in the third quarter as the North American rig count has moderately increased in the fourth quarter.

For the fourth quarter, we expect total capital expenditures of approximately $190 million.

Recent Developments in Business Combinations and Financial Matters — On September 1, 2023 we completed our merger (the “NexTier merger”) with NexTier Oilfield Solutions Inc. (“NexTier”). Each share of common stock of NexTier issued and outstanding immediately prior to the effective time (including outstanding restricted shares) was converted into the right to receive 0.752 shares of our common stock, which based on the closing price of our common stock of $14.91 on September 1, 2023, valued the transaction at approximately $2.8 billion, including the assumption of debt. NexTier is a predominately U.S. land-focused oilfield service company, with a diverse set of well completion and production services across a variety of active basins.

On August 14, 2023, we completed our acquisition (the “Ulterra acquisition”) of Ulterra Drilling Technologies, L.P. (“Ulterra”). Total consideration for the acquisition included the issuance of 34.9 million shares of our common stock and payment of approximately $376 million cash, which based on the closing price of our common stock of $14.94 on August 14, 2023, valued the transaction at closing at approximately $897 million. Ulterra is a global provider of specialized drill bit solutions.

On September 13, 2023, we completed the offering of $400 million in aggregate principal amount of our 7.15% Senior Notes due 2033 (the “2033 Notes”). The net proceeds before offering expenses were approximately $396 million, which we used to repay amounts outstanding under our revolving credit facility.

On August 29, 2023, we entered into Amendment No. 4 to Amended and Restated Credit Agreement (the “Credit Agreement Amendment”), which amends our Amended and Restated Credit Agreement, dated as of March 27, 2018 (as amended, the “Credit Agreement”), by and among us, as borrower, Wells Fargo Bank, National Association, as administrative agent, letter of credit issuer, swing line lender and a lender and each of the other letter of credit issuers and lenders party thereto.

The Credit Agreement Amendment, among other things, (i) deemed certain outstanding letters of credit issued for the account of BEP Diamond Holdings Corp. (the entity we acquired in the Ulterra acquisition) with a face amount of $2.5 million to have been issued under the Credit Agreement, and (ii) extended the maturity date for $85 million of revolving credit commitments of certain lenders under the Credit Agreement from March 27, 2025 to March 27, 2026. As a result, of the $600 million of revolving credit commitments under the Credit Agreement, the maturity date for $501.7 million of such commitments is March 27, 2026; the maturity date for $48.3 million of such commitments is March 27, 2025; and the maturity date for the remaining $50 million of such commitments is March 27, 2024.

During the first quarter of 2023, we elected to repurchase portions of our 3.95% Senior Notes due 2028 (the “2028 Notes”) and our 5.15% Senior Notes due 2029 (the “2029 Notes”) in the open market. The principal amounts retired through these transactions totaled $6.0 million of our 2028 Notes and $3.0 million of our 2029 Notes, plus accrued interest. We recorded corresponding gains on the extinguishment of these amounts totaling $0.8 million and $0.3 million, respectively, net of the proportional write-off of associated deferred financing costs and original issuance discounts. These gains are included in “Interest expense, net of amount capitalized” in our unaudited condensed consolidated statements of operations.

Impact on our Business from Oil and Natural Gas Prices and Other Factors — Our revenues, profitability and cash flows are highly dependent upon prevailing prices for oil and natural gas and upon our customers’ ability to access, and willingness to deploy, capital to fund their operating and capital expenditures. During periods of improved oil and natural gas prices, the capital spending budgets of oil and natural gas operators tend to expand, which generally results in increased demand for our services. Conversely, in periods when oil and natural gas prices are relatively low or when our customers have a reduced ability to access capital, the demand for our services generally weakens, and we experience downward pressure on pricing for our services. Even during periods of historically moderate or high prices for oil and natural gas, companies exploring for oil and natural gas may cancel or curtail programs or reduce their levels of capital expenditures for exploration and production for a variety of reasons, which could reduce demand for our services. We may also be impacted by delayed customer payments and payment defaults associated with customer liquidity issues and bankruptcies.

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

In addition to the dependence on oil and natural gas prices and demand for our services, we are highly impacted by operational risks, competition, labor issues, weather, the availability, from time to time, of products used in our businesses, supplier delays and various other factors that could materially adversely affect our business, financial condition, cash flows and results of operations. Please see Item 1A of this Report and our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

For the three months ended September 30, 2023 and June 30, 2023 and nine months ended September 30, 2023 and 2022, our operating revenues consisted of the following (dollars in thousands):

	Three Months Ended				Nine Months Ended
	September 30,		June 30,		September 30		September 30
	2023		2023		2023		2022
Drilling Services	$488,775	48.3%	$489,659	64.5%	$1,456,161	56.8%	$1,083,329	58.3%
Completion Services	459,574	45.4%	250,241	33.0%	1,003,083	39.2%	715,630	38.5%
Drilling Products	46,570	4.6%	—	0.0%	46,570	1.8%	—	0.0%
Other	16,533	1.7%	18,985	2.5%	56,325	2.2%	60,157	3.2%
	$1,011,452	100.0%	$758,885	100.0%	$2,562,139	100.0%	$1,859,116	100.0%

Results of Operations

The following tables summarize results of operations by business segment for the three months ended September 30, 2023 and June 30, 2023:

	Three Months Ended
	September 30,	June 30,
Drilling Services (1)	2023	2023	% Change
	(dollars in thousands)
Revenues	$488,775	$489,659	(0.2)%
Direct operating costs	279,927	281,573	(0.6)%
Adjusted gross margin (2)	208,848	208,086	0.4%
Selling, general and administrative	3,570	4,395	(18.8)%
Depreciation, amortization and impairment	90,668	90,400	0.3%
Other operating (income) expenses, net	(127)	12	NA
Operating income	$114,737	$113,279	1.3%
Capital expenditures	$89,242	$82,634	8.0%

Operating days - U.S. (3)	11,009	11,669	(5.7)%
Average revenue per operating day - U.S. (3)	$38.11	$35.94	6.0%
Average direct operating costs per operating day - U.S. (3)	$19.87	$19.04	4.4%
Average adjusted gross margin per operating day - U.S. (3)	$18.24	$16.91	7.9%

(1)
Drilling services segment represents our contract drilling, directional drilling, oilfield technology and electrical controls and automation businesses.

(2)
Adjusted gross margin is defined as revenues less direct operating costs (excluding depreciation, amortization and impairment expense). See Non-GAAP Financial Measures below for a reconciliation of GAAP gross margin to adjusted gross margin by segment.

(3)
Operational data relates to our contract drilling business. A rig is considered to be operating if it is earning revenue pursuant to a contract on a given day.

Revenues were flat between sequential quarters. However, our contract drilling business recorded approximately $29 million of previously deferred revenue from a customer prepayment during the three months ended September 30, 2023, which became recognizable after the customer changed its drilling schedule. Without this incremental revenue, our drilling services revenues would have decreased 6% over the comparable periods, which reflects the reduction in average contract drilling rig count in the United States from 128 rigs to 120 rigs.

Direct operating costs decreased approximately 1% between sequential quarters primarily due to the reduction in average rig count in our contract drilling business. The decrease in average rig count was partially offset by inflationary pressure on labor and supplies.

The increase in capital expenditures was primarily due to the timing of order placement and spending on committed deliveries that more heavily impacted the third quarter of 2023.

	Three Months Ended
	September 30,	June 30,
Completion Services (1)	2023	2023	% Change
	(dollars in thousands)
Revenues	$459,574	$250,241	83.7%
Direct operating costs	368,869	196,473	87.7%
Adjusted gross margin (2)	90,705	53,768	68.7%
Selling, general and administrative	7,205	2,488	189.6%
Depreciation, amortization and impairment	83,338	25,976	220.8%
Operating income	$162	$25,304	(99.4)%
Capital expenditures	$56,464	$29,640	90.5%
(1)
Completion services represents the combination of well completion business from the NexTier merger and our legacy pressure pumping business.

(2)
Adjusted gross margin is defined as revenues less direct operating costs (excluding depreciation, amortization and impairment expense). See Non-GAAP Financial Measures below for a reconciliation of GAAP gross margin to adjusted gross margin by segment.

The changes for the three months ended September 30, 2023 as compared to June 30, 2023 can be primarily attributed to the NexTier merger, which closed on September 1, 2023. The NexTier merger had a material impact on our reported results of operations. In order to provide a more meaningful basis for comparison, the discussion below is focused on changes between comparable periods excluding the effects of the NexTier merger.

Completion services revenues, excluding the effects of the NexTier merger, decreased $62.8 million, or 25%. The decrease was due to lower pricing, which accounted for approximately 40% of the change in revenue, with the remainder being driven by lower utilization.

Direct operating costs, excluding the effects of the NexTier merger, decreased $35.6 million, or 18%. The decrease was primarily due to lower utilization.

Selling, general and administrative expense, excluding the effects of the NexTier merger, was flat over the comparable periods.

Depreciation, amortization and impairment, excluding the effects of the NexTier merger, increased $26.5 million, or 102%. The increase was primarily attributable to the change in the estimated useful lives of certain components to reflect recent trends in increased intensity and pumping hours per day in servicing larger jobs. We expect the impact of this change to result in approximately $5 million of incremental depreciation expense in excess of our historic run rate in each subsequent three-month period. See Note 1 of Notes to unaudited condensed consolidated financial statements for additional information on this change in accounting estimate.

Capital expenditures, excluding the effects of the NexTier merger, increased $8.5 million, or 29%. The increase was primarily due to spending related to maintenance capital and the timing of order placement that more heavily impacted the third quarter of 2023.

	Three Months Ended
	September 30,	June 30,
Drilling Products	2023	2023	% Change
	(dollars in thousands)
Revenues	$46,570	$—	NA
Direct operating costs	32,071	—	NA
Adjusted gross margin (1)	14,499	—	NA
Selling, general and administrative	3,664	—	NA
Depreciation, amortization and impairment	17,075	—	NA
Operating loss	$(6,240)	$—	NA
Capital expenditures	$7,940	$—	NA
(1)
Adjusted gross margin is defined as revenues less direct operating costs (excluding depreciation, amortization and impairment expense). See Non-GAAP Financial Measures below for a reconciliation of GAAP gross margin to adjusted gross margin by segment.

The results of our drilling products segment reflect the operations of our Ulterra acquisition, from the closing date of August 14, 2023 until September 30, 2023. As such, there were no comparable results for the three months ended June 30, 2023.

Direct operating costs and depreciation, amortization and impairment were approximately $6.4 million and $7.4 million higher than they would have otherwise been, respectively, as a result of the step up to fair value of our drill bits in accordance with purchase accounting.

	Three Months Ended
	September 30,	June 30,
Other	2023	2023	% Change
	(dollars in thousands)
Revenues	$16,533	$18,985	(12.9)%
Direct operating costs	10,591	10,039	5.5%
Adjusted gross margin (1)	5,942	8,946	(33.6)%
Selling, general and administrative	188	233	(19.3)%
Depreciation, depletion, amortization and impairment	5,319	9,304	(42.8)%
Operating income (loss)	$435	$(591)	NA
Capital expenditures	$5,972	$7,192	(17.0)%
(1)
Adjusted gross margin is defined as revenues less direct operating costs (excluding depreciation, depletion, amortization and impairment expense). See Non-GAAP Financial Measures below for a reconciliation of GAAP gross margin to adjusted gross margin by segment.

Revenue decreased due to a lower volume of services provided by our oilfield rentals business.

Depreciation, depletion, amortization and impairment decreased primarily due to a $3.8 million impairment recorded in our oil and natural gas properties business in the second quarter of 2023.

	Three Months Ended
	September 30,	June 30,
Corporate	2023	2023	% Change
	(dollars in thousands)
Selling, general and administrative	$30,475	$26,141	16.6%
Merger and integration expense	$70,188	$7,940	784.0%
Depreciation	$1,235	$1,134	8.9%
Other operating income, net	$(2,508)	$(1,805)	38.9%
Interest income	$2,131	$1,212	75.8%
Interest expense	$15,625	$9,738	60.5%
Other (expense) income	$(618)	$2,323	NA
Capital expenditures	$804	$12,928	(93.8)%

Selling, general and administrative expense increased due to incremental headcount for corporate functions as a result of the NexTier merger, which closed on September 1, 2023. Selling, general and administrative expense, excluding the effects of the NexTier merger, was relatively flat over the comparable periods.

Merger and integration expense increased due to the NexTier merger and the Ulterra acquisition during the three months ended September 30, 2023. The increase was primarily attributable to $39.1 million of accelerated stock-based compensation expense and additional cash compensation associated with severance payments as well as certain legal, financial advisory, and other professional fees in order to consummate the transactions.

Interest expense increased primarily due to borrowings on our revolving credit facility throughout the quarter and the offering of 2033 Notes. See Note 9 of Notes to unaudited condensed consolidated financial statements for additional information on our long-term debt.

The decrease in capital expenditures was primarily due to the purchase of an aircraft in the second quarter of 2023.

The following tables summarize results of operations by business segment for the nine months ended September 30, 2023, and September 30, 2022:

	Nine Months Ended
	September 30,	September 30,
Drilling Services (1)	2023	2022	% Change
	(dollars in thousands)
Revenues	$1,456,161	$1,083,329	34.4%
Direct operating costs	842,761	741,317	13.7%
Adjusted gross margin (2)	613,400	342,012	79.4%
Selling, general and administrative	11,810	10,432	13.2%
Depreciation, amortization and impairment	272,361	262,955	3.6%
Other operating income, net	(93)	(4)	2,225.0%
Operating income	$329,322	$68,629	379.9%
Capital expenditures	$261,155	$181,754	43.7%

Operating days - U.S. (3)	34,429	33,144	3.9%
Average revenue per operating day - U.S. (3)	$36.23	$26.02	39.3%
Average direct operating costs per operating day - U.S. (3)	$19.25	$16.93	13.7%
Average adjusted gross margin per operating day - U.S. (3)	$16.98	$9.08	86.9%
(1)
Drilling services segment represents our contract drilling, directional drilling, oilfield technology and electrical controls and automation businesses.
(2)
Adjusted gross margin is defined as revenues less direct operating costs (excluding depreciation, amortization and impairment expense). See Non-GAAP Financial Measures below for a reconciliation of GAAP gross margin to adjusted gross margin by segment.

(3)
Operational data relates to our contract drilling business. A rig is considered to be operating if it is earning revenue pursuant to a contract on a given day.

Revenues increased primarily due to improved pricing and an increase in operating days in our contract drilling business within the United States.

Direct operating costs increased primarily due to an increase in operating days in our contract drilling business within the United States in addition to inflationary pressure on labor and supplies.

The increase in capital expenditures was primarily due to higher maintenance capital expenditures related to increased rig activity and upgrading of certain rig components.

	Nine Months Ended
	September 30,	September 30,
Completion Services (1)	2023	2022	% Change
	(dollars in thousands)
Revenues	$1,003,083	$715,630	40.2%
Direct operating costs	785,458	560,627	40.1%
Adjusted gross margin (2)	217,625	155,003	40.4%
Selling, general and administrative	12,388	6,298	96.7%
Depreciation, amortization and impairment	135,339	73,244	84.8%
Operating income	$69,898	$75,461	(7.4)%
Capital expenditures	$107,529	$114,669	(6.2)%
(1)
Completion services represents the combination of well completion business from the NexTier merger and our legacy pressure pumping business.
(2)
Adjusted gross margin is defined as revenues less direct operating costs (excluding depreciation, amortization and impairment expense). See Non-GAAP Financial Measures below for a reconciliation of GAAP gross margin to adjusted gross margin by segment.

The changes for the nine months ended September 30, 2023 as compared to September 30, 2022 can be primarily attributed to the NexTier merger, which closed on September 1, 2023. The NexTier merger had a material impact on our reported results of operations. In order to provide a more meaningful basis for comparison, the discussion on changes below is focused on changes between comparable periods, excluding the effects of the NexTier merger.

Completion services revenues and direct operating costs, excluding the effects of the NexTier merger, increased $15.3 million and $16.8 million, or 2% and 3%, respectively. The modest increases reflect volatility over both comparable periods as we experienced pricing and activity increases during the nine months ended September 30, 2022 that reversed with recent market trends in the third quarter of 2023. Direct operating costs also increased during the nine months ended September 30, 2023, primarily due to inflationary pressure on labor and supplies.

Selling, general and administrative expense, excluding the effects of the NexTier merger, was relatively flat consistent over the comparable periods.

Depreciation, amortization and impairment, excluding the effects of the NexTier merger, increased $31.2 million, or 43%. The increase was primarily attributable to the change in estimated useful lives of certain components to reflect recent trends in increased intensity and pumping hours per day in servicing larger jobs. We expect the impact of this change to result in approximately $20 million of incremental depreciation expense in excess of our historic run rate over the next twelve months. See Note 1 of Notes to unaudited condensed consolidated financial statements for additional information on this change in accounting estimate.

The decrease in capital expenditures was primarily due to the activation of our twelfth spread in 2022, which was partially offset by incremental capital expenditures related to NexTier equipment during September 2023.

	Nine Months Ended
	September 30,	September 30,
Drilling Products	2023	2022	% Change
	(dollars in thousands)
Revenues	$46,570	$—	NA
Direct operating costs	32,071	—	NA
Adjusted gross margin (1)	14,499	—	NA
Selling, general and administrative	3,664	—	NA
Depreciation, amortization and impairment	17,075	—	NA
Operating loss	$(6,240)	$—	NA
Capital expenditures	$7,940	$—	NA
(1)
Adjusted gross margin is defined as revenues less direct operating costs (excluding depreciation, amortization and impairment expense). See Non-GAAP Financial Measures below for a reconciliation of GAAP gross margin to adjusted gross margin by segment.

The results of our drilling products segment reflect the operations of our Ulterra acquisition, from the closing date of August 14, 2023 until September 30, 2023. As such, there were no comparable results for the nine months ended September 30, 2022.

Direct operating costs and depreciation, amortization and impairment were approximately $6.4 million and $7.4 million higher than they would have otherwise been, respectively, as a result of the step up to fair value of our drill bits in accordance with purchase accounting.

	Nine Months Ended
	September 30,	September 30,
Other	2023	2022	% Change
	(dollars in thousands)
Revenues	$56,325	$60,157	(6.4)%
Direct operating costs	31,912	28,789	10.8%
Adjusted gross margin (1)	24,413	31,368	(22.2)%
Selling, general and administrative	656	576	13.9%
Depreciation, depletion, amortization and impairment	21,946	20,495	7.1%
Operating income (loss)	$1,811	$10,297	(82.4)%
Capital expenditures	$18,387	$19,654	(6.4)%
(1)
Adjusted gross margin is defined as revenues less direct operating costs (excluding depreciation, depletion, amortization and impairment expense). See Non-GAAP Financial Measures below for a reconciliation of GAAP gross margin to adjusted gross margin by segment.

Revenue decreased moderately between comparable periods. Our oil and natural gas revenues decreased by $10.0 million as a result of lower average crude oil and natural gas market prices. Average WTI-Cushing prices for the nine months ended September 30, 2023 were $77.27 per barrel as compared to $98.96 per barrel for the nine months ended September 30, 2022. Natural gas prices (based on the Henry Hub spot market) averaged $2.46 per MMBtu for the nine months ended September 30, 2023 as compared to $6.74 per MMBtu for the nine months ended September 30, 2022. This decrease was partially offset by a $6.2 million increase in revenues from our oilfield rentals business.

	Nine Months Ended
	September 30,	September 30,
Corporate	2023	2022	% Change
	(dollars in thousands)
Selling, general and administrative	$80,407	$64,706	24.3%
Merger and integration expense	$78,128	$2,069	3,676.1%
Depreciation	$5,908	$3,947	49.7%
Other operating income, net	$(9,901)	$(10,561)	(6.2)%
Interest income	$4,583	$87	5,167.8%
Interest expense	$34,189	$32,198	6.2%
Other income (expense)	$3,191	$(2,644)	NA
Capital expenditures	$15,406	$1,476	943.8%

Selling, general and administrative expense increased primarily due to increased personnel costs as a result of higher headcount, wage growth and changes in stock-based compensation. A portion of the increased personnel costs resulted from incremental headcount for corporate functions as part of the NexTier merger.

Merger and integration expense increased due to closing the Ulterra acquisition and NexTier merger during the nine months ended September 30, 2023. Merger and integration expense increased due to the NexTier merger and the Ulterra acquisition during the three months ended September 30, 2023. The increase was primarily attributable to $39.1 million of accelerated stock-based compensation expense and additional cash compensation associated with severance payments as well as certain legal, financial advisory, and other professional fees in order to consummate the transactions.

Interest income increased due to us maintaining a higher average cash balance during the nine months ended September 30, 2023.

The $5.8 million change in other income (expense) was primarily due to foreign currency adjustments related to our Colombian operations.

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

Our effective income tax rate for the three months ended September 30, 2023 was 93.7%, compared with 14.0% for the three months ended June 30, 2023. The difference in effective income tax rates was primarily attributable to the impact of valuation allowances on deferred tax assets between periods.

Our effective income tax rate for the nine months ended September 30, 2023 was 13.9%, compared with 8.3% for the nine months ended September 30, 2022. The difference in effective income tax rates was primarily attributable to the impact of valuation allowances on deferred tax assets between periods.

We continue to monitor income tax developments in the United States and other countries where we have legal entities. We will incorporate into our future financial statements the impacts, if any, of future regulations and additional authoritative guidance when finalized.

Liquidity and Capital Resources

Our primary sources of liquidity are cash and cash equivalents, availability under our revolving credit facility and cash provided by operating activities. As of September 30, 2023, we had approximately $387 million in working capital, including $67.0 million of cash and cash equivalents, and $597.5 million available under our revolving credit facility.

As part of the NexTier merger, we assumed the obligations of NexTier Completions Solutions Inc. (“NCS”) under a Master Loan and Security Agreement (as amended, the “Master Agreement”) with Caterpillar Financial Services Corporation. The Master

Agreement allows NCS to enter into secured equipment financing term loans from time to time (the “Equipment Loans”). The Equipment Loans may be drawn in multiple tranches, with each loan evidenced by a separate promissory note. The Master Agreement and the Equipment Loans contain customary affirmative and negative covenants, including limitations on further encumbrance of the collateral other than the applicable loans under the Master Agreement. The Equipment Loans bear interest at a rate of 5.25% per annum, and we pay interest on the 1st of each month. The Equipment Loans will mature on June 1, 2025. We were in compliance with these covenants at September 30, 2023.

On August 29, 2023, we entered into Amendment No. 4 to the Amended and Restated Credit Agreement (the “Credit Agreement Amendment”), which amended our Amended and Restated Credit Agreement, dated as of March 27, 2018 (as amended, the “Credit Agreement”), by and among us, as borrower, Wells Fargo Bank, National Association, as administrative agent, letter of credit issuer, swing line lender and a lender and each of the other letter of credit issuers and lenders party thereto. The Credit Agreement Amendment, among other things, (i) deemed certain outstanding letters of credit issued for the account of BEP Diamond Holdings Corp. (the entity we acquired in the Ulterra acquisition) with a face amount of $2.5 million to have been issued under the Credit Agreement and (ii) extended the maturity date for $85 million of revolving credit commitments of certain lenders under the Credit Agreement from March 27, 2025 to March 27, 2026. As a result, of the $600 million of revolving credit commitments under the Credit Agreement, the maturity date for $501.7 million of such commitments is March 27, 2026; the maturity date for $48.3 million of such commitments is March 27, 2025; and the maturity date for the remaining $50 million of such commitments is March 27, 2024.

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

Loans under the Credit Agreement bear interest by reference, at our election, to the SOFR rate (subject to a 0.10% per annum adjustment) or base rate, in each case subject to a 0% floor. The applicable margin on SOFR rate loans varies from 1.00% to 2.00% and the applicable margin on base rate loans varies from 0.00% to 1.00%, in each case determined based on our credit rating. As of September 30, 2023, the applicable margin on SOFR rate loans was 1.75% and the applicable margin on base rate loans was 0.75%. A letter of credit fee is payable by us equal to the applicable margin for SOFR rate loans times the daily amount available to be drawn under outstanding letters of credit. The commitment fee rate payable to the lenders varies from 0.10% to 0.30% based on our credit rating.

None of our subsidiaries are currently required to be a guarantor under the Credit Agreement. However, if any subsidiary guarantees or incurs debt, which does not qualify for certain limited exceptions and is otherwise, in the aggregate with all other similar debt, in excess of Priority Debt (as defined in the Credit Agreement), such subsidiary is required to become a guarantor under the Credit Agreement.

The Credit Agreement contains representations, warranties, affirmative and negative covenants and events of default and associated remedies that we believe are customary for agreements of this nature, including certain restrictions on our ability and the ability of each of our subsidiaries to grant liens and on the ability of each of our non-guarantor subsidiaries to incur debt. If our credit rating is below investment grade at both Moody’s and S&P, we will become subject to a restricted payment covenant, which would generally require us to have a Pro Forma Debt Service Coverage Ratio (as defined in the Credit Agreement) greater than or equal to 1.50 to 1.00 immediately before and immediately after making any restricted payment. Restricted payments include, among other things, dividend payments, repurchases of our common stock, distributions to holders of our common stock or any other payment or other distribution to third parties on account of our or our subsidiaries’ equity interests. Our credit rating is currently investment grade at both credit rating agencies. The Credit Agreement also requires that our total debt to capitalization ratio, expressed as a percentage, not exceed 50% as of the last day of each fiscal quarter. The Credit Agreement generally defines the total debt to capitalization ratio as the ratio of (a) total borrowed money indebtedness to (b) the sum of such indebtedness plus consolidated net worth, with consolidated net worth determined as of the end of the most recently ended fiscal quarter. We were in compliance with these covenants at September 30, 2023.

On March 16, 2015, we entered into a Reimbursement Agreement (the “Reimbursement Agreement”) with The Bank of Nova Scotia (“Scotiabank”), pursuant to which we may from time to time request that Scotiabank issue an unspecified amount of letters of credit. As of September 30, 2023, we had $87.7 million in letters of credit outstanding under the Reimbursement Agreement.

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

We had $92.7 million of outstanding letters of credit at September 30, 2023, which was comprised of $87.7 million outstanding under the Reimbursement Agreement, $2.5 million outstanding under the Credit Agreement, and $2.5 million outstanding with financial institutions providing for short-term borrowing capacity, overdraft protection and bonding requirements. We maintain these letters of credit primarily for the benefit of various insurance companies as collateral for retrospective premiums and retained losses which could become payable under terms of the underlying insurance contracts. These letters of credit expire annually at various times during the year and are typically renewed. As of September 30, 2023, no amounts had been drawn under the letters of credit.

Our outstanding long-term debt at September 30, 2023 was $1.2 billion and consisted of $483 million of our 2028 Notes, $345 million of our 2029 Notes, $400 million of our 2033 Notes and $21.7 million of our Equipment Loans. We were in compliance with all covenants under the associated agreements and indentures at September 30, 2023.

For a full description of the Credit Agreement, the Reimbursement Agreement, the 2028 Notes, the 2029 Notes, the 2033 Notes and the Equipment Loans, see Note 9 of Notes to unaudited condensed consolidated financial statements.

On August 29, 2023, we entered into a Term Loan Agreement with Wells Fargo Bank, National Association, as administrative agent and a lender, and the other lenders party thereto (the “Term Loan Agreement”). The Term Loan Agreement was a committed senior unsecured term loan facility (the “Term Loan Facility”) that permitted a single borrowing of up to $300 million, which could be drawn by us on or before November 27, 2023. We terminated the Term Loan Facility on September 13, 2023 and, as a result, the commitments under the Term Loan Agreement also terminated in full. We did not borrow under the Term Loan Facility.

Cash Requirements

We believe our current liquidity, together with cash expected to be generated from operations, should provide us with sufficient ability to fund our current plans to maintain and make improvements to our existing equipment, service our debt, pay cash dividends and repurchase our common stock and senior notes for at least the next 12 months.

If we pursue other opportunities that require capital, we believe we would be able to satisfy these needs through a combination of working capital, cash flows from operating activities, borrowing capacity under our revolving credit facility or additional debt or equity financing. However, there can be no assurance that such capital will be available on reasonable terms, if at all.

A portion of our capital expenditures can be adjusted and managed by us to match market demand and activity levels. For the fourth quarter, we expect total capital expenditures of approximately $190 million.

The majority of these expenditures are expected to be used for normal, recurring items necessary to support our business.

During the nine months ended September 30, 2023, our sources of cash flow included:

•
$553 million from operating activities, and
•
$19.6 million in proceeds from the disposal of property and equipment, and
•
$396 million in net proceeds before offering expenses from the issuance of our 2033 Notes.

During the nine months ended September 30, 2023, our uses of cash flow and borrowings under our revolving credit facility included:

•
$410 million to make capital expenditures for the betterment and refurbishment of drilling services and completion services equipment and, to a much lesser extent, equipment for our other businesses, to acquire and procure equipment to support our drilling services, completion services, drilling products, oilfield rentals and manufacturing operations, to acquire an aircraft and to fund investments in oil and natural gas properties on a non-operating working interest basis,
•
$357 million, net of acquired cash, for the Ulterra acquisition,
•
$65.2 million, net of acquired cash, for the NexTier merger,
•
$124.3 million for repurchases of our common stock,
•
$66.7 million to pay dividends on our common stock,
•
$5.2 million for repurchases of our 2028 Notes, and
•
$2.6 million for repurchases of our 2029 Notes.

We paid cash dividends during the nine months ended September 30, 2023 as follows:

	Per Share	Total
		(in thousands)
Paid on March 16, 2023	$0.08	$16,916
Paid on June 15, 2023	$0.08	$16,591
Paid on September 21, 2023	$0.08	$33,217
	$0.24	$66,724

On November 7, 2023, our Board of Directors approved a cash dividend on our common stock in the amount of $0.08 per share to be paid on December 15, 2023 to holders of record as of December 1, 2023. The amount and timing of all future dividend payments, if any, are subject to the discretion of the Board of Directors and will depend upon business conditions, results of operations, financial condition, terms of our debt agreements and other factors. Our Board of Directors may, without advance notice, reduce or suspend our dividend in order to improve our financial flexibility and position our company for long-term success. There can be no assurance that we will pay a dividend in the future.

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

In September 2013, our Board of Directors approved a stock buyback program. In April 2023, our Board of Directors approved an increase of the authorization under the stock buyback program to allow for an aggregate of $300 million of future share repurchases. All purchases executed to date have been through open market transactions. Purchases under the buyback program are made at management’s discretion, at prevailing prices, subject to market conditions and other factors. Purchases may be made at any time without prior notice. There is no expiration date associated with the buyback program. As of September 30, 2023, we had remaining authorization to purchase approximately $281 million of our outstanding common stock under the stock buyback program. Shares of stock purchased under the buyback program are held as treasury shares.

Treasury stock acquisitions during the nine months ended September 30, 2023 were as follows (dollars in thousands):

	Shares	Cost
Treasury shares at beginning of period	88,758,722	$1,453,079
Purchases pursuant to stock buyback program	7,426,044	93,276
Acquisitions pursuant to long-term incentive plans (1)	2,356,845	31,722
Treasury shares at end of period	98,541,611	$1,578,077

(1)
We withheld 2,356,845 shares during the first three quarters of 2023 with respect to employees’ tax withholding obligations upon the settlement of performance unit awards and the vesting of restricted stock units. These shares were acquired at fair market value. These acquisitions were made pursuant to the terms of the Patterson-UTI Energy, Inc. Amended and Restated 2014 Long-Term Incentive Plan, as amended, the Patterson-UTI Energy, Inc. 2021 Long-Term Incentive Plan, as amended, the NexTier Oilfield

Solutions Inc. Equity and Incentive Award Plan and the NexTier Oilfield Solutions Inc. (Former C&J Energy) Management Incentive Plan and not pursuant to the stock buyback program.

Commitments — As of September 30, 2023, we had commitments to purchase major equipment totaling approximately $197 million. Our completion services segment has entered into agreements to purchase minimum quantities of proppants and chemicals from certain vendors. As of September 30, 2023, the remaining minimum obligation under these agreements was approximately $34.5 million, of which approximately $14.2 million, $16.3 million, and $4.0 million relate to the remainder of 2023, 2024 and 2025, respectively.

See Note 10 of Notes to unaudited condensed consolidated financial statements for additional information on our current commitments and contingencies as of September 30, 2023.

As part of the Ulterra acquisition and NexTier merger, we acquired additional operating and finance leases. Operating lease liabilities totaled $51.5 million and finance lease liabilities totaled $55.8 million as of September 30, 2023.

Trading and Investing — We have not engaged in trading activities that include high-risk securities, such as derivatives and non-exchange traded contracts. We invest cash primarily in highly liquid, short-term investments such as overnight deposits and money market accounts.

Non-GAAP Financial Measures

Adjusted EBITDA

Adjusted earnings before interest, taxes, depreciation and amortization (“Adjusted EBITDA”) is not defined by accounting principles generally accepted in the United States of America (“GAAP”). We define Adjusted EBITDA as net income (loss) plus income tax expense (benefit), net interest expense, depreciation, depletion, amortization and impairment expense and merger and integration expense. We present Adjusted EBITDA as a supplemental disclosure because we believe it provides to both management and investors additional information with respect to the performance of our fundamental business activities and a comparison of the results of our operations from period to period and against our peers without regard to our financing methods or capital structure. We exclude the items listed above from net income in arriving at Adjusted EBITDA because these amounts can vary substantially from company to company within our industry depending upon accounting methods and book values of assets, capital structures and the method by which the assets were acquired. Adjusted EBITDA should not be construed as an alternative to the GAAP measure of net income. Our computations of Adjusted EBITDA may not be the same as similarly titled measures of other companies. Set forth below is a reconciliation of the non-GAAP financial measure of Adjusted EBITDA to the GAAP financial measure of net income.

	Three Months Ended		Nine Months Ended
	September 30,	June 30,	September 30,
	2023	2023	2023	2022
	(in thousands)
Net income (loss)	$(278)	$84,614	$184,014	$54,561
Income tax expense (benefit)	(4,130)	13,765	29,820	4,910
Net interest expense	13,494	8,526	29,606	32,111
Depreciation, depletion, amortization and impairment	197,635	126,814	452,629	360,641
Merger and integration expense	70,188	7,940	78,128	2,069
Adjusted EBITDA	$276,909	$241,659	$774,197	$454,292

Adjusted Gross Margin

We define “Adjusted gross margin” as revenues less direct operating costs (excluding depreciation, depletion, amortization and impairment expense). Adjusted gross margin is included as a supplemental disclosure because it is a useful indicator of our operating performance.

	Drilling Services	Completion Services	Drilling Products	Other
	(in thousands)
For the three months ended September 30, 2023
Revenues	$488,775	$459,574	$46,570	$16,533
Less direct operating costs	(279,927)	(368,869)	(32,071)	(10,591)
Less depreciation, depletion, amortization and impairment	(90,668)	(83,338)	(17,075)	(5,319)
GAAP gross margin	118,180	7,367	(2,576)	623
Depreciation, depletion, amortization and impairment	90,668	83,338	17,075	5,319
Adjusted gross margin	$208,848	$90,705	$14,499	$5,942

For the three months ended June 30, 2023
Revenues	$489,659	$250,241	$—	$18,985
Less direct operating costs	(281,573)	(196,473)	—	(10,039)
Less depreciation, depletion, amortization and impairment	(90,400)	(25,976)	—	(9,304)
GAAP gross margin	117,686	27,792	—	(358)
Depreciation, depletion, amortization and impairment	90,400	25,976	—	9,304
Adjusted gross margin	$208,086	$53,768	$—	$8,946

For the nine months ended September 30, 2023
Revenues	$1,456,161	$1,003,083	$46,570	$56,325
Less direct operating costs	(842,761)	(785,458)	(32,071)	(31,912)
Less depreciation, depletion, amortization and impairment	(272,361)	(135,339)	(17,075)	(21,946)
GAAP gross margin	341,039	82,286	(2,576)	2,467
Depreciation, depletion, amortization and impairment	272,361	135,339	17,075	21,946
Adjusted gross margin	$613,400	$217,625	$14,499	$24,413

For the nine months ended September 30, 2022
Revenues	$1,083,329	$715,630	$—	$60,157
Less direct operating costs	(741,317)	(560,627)	—	(28,789)
Less depreciation, depletion, amortization and impairment	(262,955)	(73,244)	—	(20,495)
GAAP gross margin	79,057	81,759	—	10,873
Depreciation, depletion, amortization and impairment	262,955	73,244	—	20,495
Adjusted gross margin	$342,012	$155,003	$—	$31,368

Critical Accounting Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from such estimates. Accounting estimates and assumptions discussed in this section are those considered to be the most critical to an understanding of our financial statements because they involve significant judgments and uncertainties. There have been no material changes to our critical accounting estimates previously disclosed in Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, except as follows:

Fair values of assets acquired and liabilities assumed in acquisitions — Assets acquired and liabilities assumed in a business combination are recorded at their estimated fair values on the date of acquisition. The difference between the purchase price amount and the net fair value of assets acquired and liabilities assumed is recognized as goodwill on the balance sheet if the purchase price exceeds the estimated net fair value or as a bargain purchase gain on the income statement if the purchase price is less than the estimated net fair value. We apply significant judgment in estimating the fair value of assets acquired and liabilities assumed, which involves the use of significant estimates and assumptions with respect to rig counts, estimated economic useful lives, operating and capital cost estimates, and weighted average discount rates reflecting the cost of capital for market participants. Changes in these judgments or estimates can have a material impact on the valuation of the respective assets and liabilities acquired and our results of operations in periods after acquisition, such as through depreciation and amortization expense. The allocation of the purchase price may be modified up to one year after the acquisition date as more information is obtained about the fair value of assets acquired and liabilities assumed. See Note 2 of Notes to unaudited condensed consolidated financial statements for additional information on the fair values of assets acquired and liabilities assumed in recent business combinations.

Recently Issued Accounting Standards

See Note 1 of Notes to unaudited condensed consolidated financial statements for a discussion of the impact of recently issued accounting standards.

Volatility of Oil and Natural Gas Prices and its Impact on Operations and Financial Condition

Our revenue, profitability and cash flows are highly dependent upon prevailing prices for oil and natural gas and expectations about future prices. Crude oil prices and demand for drilling and completions equipment and services increased in 2022, and industry supply of Tier-1, super-spec rigs became constrained. Commodity price volatility in the second quarter of 2023 resulted in a decline in industry activity; however, commodity prices increased during the third quarter. The current demand for equipment and services remains dependent on macro conditions, including commodity prices, geopolitical environment, inflationary pressures, economic conditions in the United States and elsewhere and continued customer consolidation and focus by exploration and production companies and service companies on capital discipline. Oil prices reached a low of $69.71 per barrel and averaged $82.25 per barrel in the third quarter of 2023, as compared to $73.54 per barrel in the second quarter of 2023. Natural gas prices (based on the Henry Hub Spot Market Price) averaged $2.59 per MMBtu in the third quarter of 2023 as compared to an average of $2.16 per MMBtu in the second quarter of 2023.

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

As of September 30, 2023, we would have had exposure to interest rate market risk associated with any outstanding borrowings that we had under the Credit Agreement and amounts owed under the Reimbursement Agreement.

Loans under the Credit Agreement bear interest by reference, at our election, to the SOFR rate or base rate. The applicable margin on SOFR rate loans varies from 1.00% to 2.00% and the applicable margin on base rate loans varies from 0.00% to 1.00%, in each case determined based on our credit rating. As of September 30, 2023, the applicable margin on SOFR rate loans was 1.75% and the applicable margin on base rate loans was 0.75%. A letter of credit fee is payable by us equal to the applicable margin for SOFR rate loans times the daily amount available to be drawn under outstanding letters of credit. The commitment fee rate payable to the lenders varies from 0.10% to 0.30% based on our credit rating. As of September 30, 2023, we had $2.5 million in letters of credit outstanding and, as a result, had available borrowing capacity of $597.5 million at that date.

Under the terms of the Reimbursement Agreement, we will reimburse Scotiabank on demand for any amounts that Scotiabank has disbursed under any letters of credit. We are obligated to pay Scotiabank interest on all amounts not paid by us on the date of demand or when otherwise due at the LIBOR rate plus 2.25% per annum. As of September 30, 2023, no amounts had been disbursed under any letters of credit.

Some of our revenues in foreign countries are denominated in U.S. dollars, and therefore, changes in foreign currency exchange rates impact our earnings to the extent that costs associated with those U.S. dollar revenues are denominated in the local currency. Similarly, some of our revenues are denominated in foreign currencies, but have associated U.S. dollar costs, which also give rise to foreign currency exchange rate exposure.

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

Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10‑Q. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of September 30, 2023.

As disclosed in Note 2 Business Combinations in the Notes to Consolidated Financial Statements, we completed the Ulterra acquisition on August 14, 2023 and the NexTier merger on September 1, 2023. We excluded Ulterra’s and NexTier’s disclosure controls and procedures that are subsumed by their internal control over financial reporting from the scope of management’s assessment of the effectiveness of our disclosure controls and procedures. This exclusion is in accordance with the guidance issued by the Staff of the Securities and Exchange Commission that an assessment of recent business combinations may be omitted from management's assessment of internal control over financial reporting for one year following the acquisition. As a result of our integration of the Ulterra and NexTier disclosure controls and procedures, certain controls will be evaluated and may be changed. Ulterra and NexTier’s total revenues constituted approximately 5% and 27% of our consolidated revenues, respectively, for the three months ended September 30, 2023. Ulterra’s and NexTier’s total assets constituted approximately 14% and 47% of our consolidated total assets, respectively, as of September 30, 2023.

Changes in Internal Control Over Financial Reporting — Except as noted above, there were no changes in our internal control over financial reporting during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act.

PART II — OTHER INFORMATION

ITEM 1. Legal Proceedings

We are party to various legal proceedings arising in the normal course of our business. We do not believe that the outcome of these proceedings, either individually or in the aggregate, will have a material adverse effect on our financial condition, cash flows and results of operations.

ITEM 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed in Item 1A., “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2022 other than those listed in Part II, Item 1A., “Risk Factors” of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2023 and this section.

Our business relationships may be subject to disruption due to uncertainty associated with the NexTier merger or the Ulterra acquisition, which could have a material adverse effect on our results of operations, cash flows and financial position pending and following the NexTier merger and the Ulterra acquisition.

Parties with which we do business may experience uncertainty associated with the NexTier merger and the Ulterra acquisition, including with respect to current or future business relationships with us. Our business relationships may be subject to disruption as customers, distributors, suppliers, vendors, landlords, joint venture partners and other business partners may attempt to delay or defer entering into new business relationships, negotiate changes in existing business relationships or consider entering into business relationships with parties other than us, NexTier or Ulterra. These disruptions could have a material adverse effect on our results of operations, cash flows and financial position, as well as a material adverse effect on our ability to realize the expected cost savings and other benefits of the applicable transaction.

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

We experienced an ownership change (under Section 382) as a result of the closing of the NexTier merger. Our ability to utilize our available NOLs and other tax attributes to reduce future taxable income following this “ownership change” depends on many factors, including our future income, which cannot be assured. Based on information currently available, we expect this ownership change could cause some of our NOLs incurred prior to January 1, 2018 to expire before we would be able to utilize them to reduce taxable income in future periods, and may also require NOLs to be utilized later than they otherwise would be able to be utilized, increasing cash taxes payable in earlier years.

Uncertainties associated with the NexTier merger and the Ulterra acquisition may cause a loss of management personnel and other key employees, which could adversely affect our future business and operations.

We are dependent on the experience and industry knowledge of our officers and other key employees to execute our business plans. Our success after the transactions will depend in part upon our ability to retain key management personnel and other key employees. Current and prospective employees may experience uncertainty about their roles within the combined company or other concerns regarding the operations of the combined company following the transactions, any of which may have an adverse effect on our ability to retain or attract key management and other key personnel. In addition, the loss of key personnel could diminish the anticipated benefits of the transactions and the integration of the companies may be more difficult. Furthermore, we may have to incur significant costs in identifying, hiring and retaining replacements for departing employees and may lose significant expertise and talent relating to the business of each of the companies. No assurance can be given that we will be able to retain or attract key management personnel and other key employees of NexTier or Ulterra to the same extent that we have previously been able to retain or attract our own employees.

We have incurred and are expected to continue incurring significant transaction costs in connection with the NexTier merger and the Ulterra acquisition, which may be in excess of those we anticipated.

We have incurred and are expected to continue to incur significant non-recurring costs associated with completing the NexTier merger and the Ulterra acquisition, combining the operations of the three companies and achieving desired synergies. These costs have been, and will continue to be, substantial. A substantial majority of non-recurring expenses consist of transaction costs and include, among others, fees paid to financial, legal, accounting and other advisors, employee retention, severance and benefit costs and filing fees. We have incurred and will continue to incur costs related to formulating and implementing integration plans, including facilities and systems consolidation costs and other employment-related costs. We will continue to assess the magnitude of these costs, and additional unanticipated costs may be incurred in connection with the integration of the companies’ businesses. While we have assumed that a certain level of expenses would be incurred, there are many factors beyond our control that could affect the total amount or the timing of the expenses. The elimination of duplicative costs, as well as the realization of other efficiencies related to the integration of the businesses, may not offset integration-related costs and achieve a net benefit in the near term, or at all. The costs described above and any unanticipated costs and expenses could have an adverse effect on our financial condition and operating results.

We may be unable to integrate the businesses of NexTier and Ulterra successfully or realize the anticipated benefits of the NexTier merger and the Ulterra acquisition.

The NexTier merger and the Ulterra acquisition involve the combination of companies that operated as independent companies. The combination of independent businesses is complex, costly and time consuming, and we have devoted, and will continue to devote, significant management attention and resources to integrating the respective business practices and operations of the companies. Potential difficulties that the companies may encounter as part of the integration process include the following:

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

In addition, because we, NexTier and Ulterra previously operated independently, it is possible that the integration process could result in:

•
diversion of the attention of our management; and
•
the disruption of, or the loss of momentum in, our ongoing businesses or inconsistencies in standards, controls, procedures and policies.

Any of these issues could adversely affect the combined company’s ability to maintain relationships with customers, suppliers, employees and other constituencies or achieve the anticipated benefits of the transactions, or could reduce the combined company’s earnings or otherwise adversely affect our business and financial results.

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

Following the NexTier merger and the Ulterra acquisition, the size and geographic footprint of our business has increased. Our future success will depend, in part, upon our ability to manage this expanded business, which may pose substantial challenges for management, including challenges related to the management and monitoring of new operations and geographies and associated increased costs and complexity. We may also face increased scrutiny from governmental authorities as a result of the increase in the size of our business. There can be no assurances that we will be successful or that we will realize the expected operating efficiencies, cost savings, revenue enhancements or other benefits currently anticipated from the NexTier merger and the Ulterra acquisition.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

The table below sets forth the information with respect to purchases of our common stock made by us during the quarter ended September 30, 2023.

				Approximate Dollar
			Total Number of	Value of Shares
			Shares (or Units)	That May Yet Be
			Purchased as Part	Purchased Under the
	Total	Average Price	of Publicly	Plans or
	Number of Shares	Paid per	Announced Plans	Programs (in
Period Covered	Purchased (1)	Share	or Programs	thousands) (2)
July 2023	—	$—	—	$281,031
August 2023	—	$—	—	$281,031
September 2023	1,607,561	$14.54	—	$281,031
Total	1,607,561		—

(1)
We withheld 1,607,561 shares during the third quarter of 2023 with respect to employees’ tax withholding obligations upon the settlement of performance unit awards and the vesting of restricted stock units. These shares were acquired at fair market value. These acquisitions were made pursuant to the terms of the Patterson-UTI Energy, Inc. Amended and Restated 2014 Long-Term Incentive Plan, as amended , the Patterson-UTI Energy, Inc. 2021 Long-Term Incentive Plan, as amended, the NexTier Oilfield Solutions Inc. Equity and Incentive Award Plan and the NexTier Oilfield Solutions Inc. (Former C&J Energy) Management Incentive Plan, and not pursuant to the stock buyback program.
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

ITEM 5. Other Information

(c) During the three months ended September 30, 2023, certain of our officers and directors listed below adopted or terminated trading arrangements for the sale of shares of our common stock in amounts and prices determined in accordance with a formula set forth in each such plan:

			Plans		Number of
			Rule	Non-Rule	Shares to
Name and Title	Action	Date	10b5-1	10b5-1	be Sold	Expiration
Andy Smith, Chief Financial Officer	Termination	August 6, 2023 (1)	X			Plan terminated August 6, 2023
James C. Stewart, Director	Adoption	September 22, 2023	X		198,000	December 31, 2024

(1)
10b5-1 Plan adopted on November 3, 2022.

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

2.2

First Amendment to Agreement and Plan of Merger, dated July 27, 2023, by and between Patterson-UTI Energy, Inc. and NexTier Oilfield Solutions Inc. (filed July 28, 2023 as Exhibit 2.1 to our Current Report on Form 8-K and incorporated herein by reference).

2.3

Agreement and Plan of Merger, dated as of July 3, 2023, by and among Patterson-UTI Energy, Inc., PJ Merger Sub Inc., PJ Second Merger Sub LLC, BEP Diamond Holdings Corp. and BEP Diamond Topco L.P. (filed July 5, 2023 as Exhibit 2.1 to our Current Report on Form 8-K and incorporated herein by reference).

3.1	Restated Certificate of Incorporation (filed September 1, 2023 as Exhibit 3.3 to our Current Report on Form 8-K and incorporated herein by reference).

3.2	Amended and Restated Bylaws of Patterson-UTI Energy, Inc., effective June 14, 2023 (filed June 15, 2023 as Exhibit 3.1 to our Current Report on Form 8-K and incorporated herein by reference).

4.1

Second Supplemental Indenture, dated September 13, 2023, between Patterson-UTI Energy, Inc. and U.S. Bank Trust Company, National Association, as trustee (filed September 13, 2023 as Exhibit 4.1 to our Current Report on Form 8-K and incorporated herein by reference).

4.2	Form of 7.15% Senior Notes due 2033 (included in Exhibit 4.1 above).

10.1+	Amendment to the Patterson-UTI Energy, Inc. 2021 Long-Term Incentive Plan, as amended (filed September 1, 2023 as Exhibit 10.5 to our Current Report on Form 8-K and incorporated herein by reference).

10.2+

NexTier Oilfield Solutions Inc. Equity and Incentive Award Plan, as amended September 1, 2023 (filed September 1, 2023 as Exhibit 10.3 to our Current Report on Form 8-K and incorporated herein by reference).

10.3+

NexTier Oilfield Solutions Inc. (Former C&J Energy) Management Incentive Plan, as amended September 1, 2023 (filed September 1, 2023 as Exhibit 10.4 to our Current Report on Form 8-K and incorporated herein by reference).

10.4+

Separation Agreement and General Release of Claims, dated September 1, 2023, by and between NexTier Oilfield Solutions Inc. and Robert W. Drummond (filed September 1, 2023 as Exhibit 10.6 to our Current Report on Form 8-K and incorporated herein by reference).

10.5+

Letter Agreement, dated August 30, 2023, by and between Patterson-UTI Energy, Inc. and James M. Holcomb (filed September 1, 2023 as Exhibit 10.7 to our Current Report on Form 8-K and incorporated herein by reference).

10.6

Fourth Amendment to Credit Agreement, dated August 29, 2023, by and among Patterson-UTI Energy, Inc., Wells Fargo Bank, National Association, as administrative agent, letter of credit issuer, swing line lender and a lender and each of the other letter of credit issuers and lenders party thereto (filed September 1, 2023 as Exhibit 10.2 to our Current Report on Form 8-K and incorporated herein by reference).

10.7

Term Loan Agreement, dated August 29, 2023, by and among Patterson-UTI Energy, Inc., as borrower, Wells Fargo Bank, National Association, as administrative agent and lender and the other lenders party thereto (filed September 1, 2023 as Exhibit 10.1 to our Current Report on Form 8-K and incorporated herein by reference).

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, has been formatted in Inline XBRL.

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

Date: November 9, 2023