Form 10-K
period 2023-12-31
PATTERSON UTI ENERGY INC
filed 2024-02-27
CIK 889900

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2023, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $2.4 billion, calculated by reference to the closing price of $11.97 for the common stock on the Nasdaq Global Select Market on that date.

As of February 20, 2024, the registrant had outstanding 408,192,236 shares of common stock, $0.01 par value, its only class of common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for the 2024 Annual Meeting of Stockholders are incorporated by reference into Part III of this report.

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

Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to have been correct. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from actual future results expressed or implied by the forward-looking statements. These risks and uncertainties also include those set forth under “Risk Factors” contained in Item 1A of this Report and in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this Report and other sections of our filings with the United States Securities and Exchange Commission (the “SEC”) under the Exchange Act and the Securities Act, as well as, among others, risks and uncertainties relating to:

•
the successful integration and expected benefits of the merger (the “NexTier merger”) with NexTier Oilfield Solutions Inc. (“NexTier”) and the acquisition (the “Ulterra acquisition”) of Ulterra Drilling Technologies, L.P. (“Ulterra”) on our financial condition, results of operations, strategy and plans and our ability to realize those benefits;
•
synergies, costs and financial and operating impacts of acquisitions, including the NexTier merger and the Ulterra acquisition;
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
•
excess supply of drilling and completions equipment, including as a result of reactivation, improvement or construction;
•
competition and demand for our services;
•
the impact of the ongoing Ukraine/Russia and Israel/Hamas conflicts and instability in other international regions;
•
strength and financial resources of competitors;
•
utilization, margins and planned capital expenditures;
•
ability to obtain insurance coverage on commercially reasonable terms and liabilities from operational risks for which we do not have and receive full indemnification or insurance;
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
•
cybersecurity events;
•
difficulty in building and deploying new equipment;
•
governmental regulation, including climate legislation, regulation and other related risks;
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
•
financial flexibility, including availability of capital and the ability to repay indebtedness when due;
•
adverse credit and equity market conditions;
•
our return of capital to stockholders, including timing and amounts (including any plans or commitments in respect thereof) of any dividends and share repurchases;
•
stock price volatility;
•
compliance with covenants under our debt agreements; and
•
other financial, operational and legal risks and uncertainties detailed from time to time in our filings with the SEC.

We caution that the foregoing list of factors is not exhaustive. Additional information concerning these and other risk factors is contained elsewhere in this Report and may be contained in our future filings with the SEC. You are cautioned not to place undue reliance on any of our forward-looking statements. The forward-looking statements speak only as of the date made and, other than as required by law, we undertake no obligation to update publicly or revise any of these forward-looking statements, whether as a result of new information, future events or otherwise. In the event that we update any forward-looking statement, no inference should be made that we will make additional updates with respect to that statement, related matters or any other forward-looking statements. All subsequent written and oral forward-looking statements concerning us or other matters and attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements above.

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

Overview

We are a Houston, Texas-based leading provider of drilling and completion services to oil and natural gas exploration and production companies in the United States and other select countries, including contract drilling services, integrated well completion services and directional drilling services in the United States, and specialized drill bit solutions in the United States, Middle East and many other regions around the world. We operate under three reportable business segments: (i) drilling services, (ii) completion services, and (iii) drilling products.

Drilling Services

Our contract drilling business operates in the continental United States and internationally in Colombia and, from time to time, we pursue contract drilling opportunities in other select markets. We also provide a comprehensive suite of directional drilling services in most major producing onshore oil and natural gas basins in the United States, and we provide services that improve the statistical accuracy of wellbore placement for directional and horizontal wells. We also service and re-certify equipment for drilling contractors, and we provide electrical controls and automation to the energy, marine and mining industries, in North America and other select markets.

Completion Services

Our well completion services business consists of services for hydraulic fracturing, wireline and pumping, completion support, and cementing. It also includes our power solutions natural gas fueling business and our proppant last mile logistics and storage business. Our completion services business operates in several of the most active basins in the continental United States, including the Permian, the Marcellus Shale/Utica, the Eagle Ford, Mid-Continental, Haynesville, and the Bakken/Rockies. The high density of our operations in the basins in which we are most active provides us the opportunity to leverage our fixed costs and to quickly respond with what we believe are highly efficient, integrated solutions that are best suited to address customer requirements.

Drilling Products

We serve the energy and mining markets by manufacturing and distributing drill bits through North America and internationally in over 30 countries. Our drilling equipment is used in oil and natural gas exploration and production and in mining operations. We have manufacturing and repair facilities located in Fort Worth, Texas, Leduc, Alberta and Saudi Arabia and repair facilities located in Argentina, Colombia and Oman.

Other

Other consists of our oilfield rentals business, with a fleet of premium oilfield rental tools, along with the results of our ownership, as a non-operating working interest owner, in oil and natural gas assets located in Texas and New Mexico.

Recent Developments

Recent Developments in Market Conditions — Quarterly average oil prices and our quarterly average number of rigs operating in the United States for 2021, 2022 and 2023 are as follows:

	1st	2nd	3rd	4th
	Quarter	Quarter	Quarter	Quarter
2021:
Average oil price per Bbl (1)	$57.79	$66.09	$70.62	$77.45
Average rigs operating per day – U.S. (2)	69	73	80	106
2022:
Average oil price per Bbl (1)	$94.45	$108.72	$93.18	$82.79
Average rigs operating per day – U.S. (2)	115	121	128	131
2023:
Average oil price per Bbl (1)	$75.93	$73.54	$82.25	$78.53
Average rigs operating per day – U.S. (2)	131	128	120	118

(1)
The average oil price represents the average monthly West Texas Intermediate (WTI) spot price as reported by the United States Energy Information Administration.
(2)
A rig is considered to be operating if it is earning revenue pursuant to a contract on a given day.

Our revenues, profitability and cash flows are highly dependent upon prevailing prices for oil and natural gas and expectations about future prices. Crude oil prices and demand for drilling and completion equipment and services increased from 2021 to 2022, and industry supply of Tier-1, super-spec rigs became constrained. Commodity price volatility in the second quarter of 2023 resulted in a decline in industry activity; commodity prices subsequently increased during the third quarter before declining in the fourth quarter of 2023. We expect our rig count in the United States will average 120 rigs in the first quarter. The current demand for equipment and services remains dependent on macro conditions, including commodity prices, geopolitical environment, inflationary pressures, economic conditions in the United States and elsewhere, as well as customer consolidation and focus by exploration and production companies and service companies on capital returns. Oil prices averaged $78.53 per barrel in the fourth quarter of 2023 and closed at $78.72 per barrel on February 20, 2024. Natural gas prices (based on the Henry Hub Spot Market Price) averaged $2.74 per MMBtu in the fourth quarter of 2023 and closed at $1.50 per MMBtu on February 20, 2024.

Our average active U.S. rig count for the fourth quarter of 2023 was 118 rigs. This was a decrease from our average active rig count for the third quarter of 2023 of 120 rigs. Our active U.S. rig count at December 31, 2023 of 121 rigs was less than the rig count of 132 rigs at December 31, 2022, due in large part to the decline in commodity prices and reduced demand for drilling services in the United States. We expect our rig count in the United States will average 120 rigs in the first quarter of 2024. Term contracts help support our operating rig count. Based on contracts in place in the United States as of February 14, 2024, we expect an average of 79 rigs operating under term contracts during the first quarter of 2024 and an average of 52 rigs operating under term contracts during 2024.

Our completion services business was impacted by calendar inefficiencies during the second half of 2023 resulting from a decline in customer activity during the third quarter. Completion services activity stabilized in the fourth quarter of 2023. We believe activity will modestly decline in the first quarter of 2024.

Drilling products demand increased from the third quarter of 2023 despite a decline in the global rig count. Drilling Products demand is expected to remain steady through the first quarter, given the expectation for a steady market in the U.S. and moderate growth in international markets relative to what we saw in the fourth quarter.

Our 2024 capital expenditure forecast is approximately $740 million.

Recent Developments in Business Combinations and Financial Matters — On September 1, 2023, we completed the NexTier merger. Each share of common stock of NexTier issued and outstanding immediately prior to the effective time (including outstanding restricted shares) was converted into the right to receive 0.752 shares of our common stock, which based on the closing price of our common stock of $14.91 on September 1, 2023, valued the transaction at approximately $2.8 billion, including the assumption of debt. NexTier is a predominately U.S. land-focused oilfield service provider, with a diverse set of well completion and production services across a variety of active basins.

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

During the first quarter of 2023, we elected to repurchase portions of our 3.95% Senior Notes due 2028 (the “2028 Notes”) and our 5.15% Senior Notes due 2029 (the “2029 Notes”) in the open market. The principal amounts retired through these transactions totaled $6.0 million of our 2028 Notes and $3.0 million of our 2029 Notes, plus accrued interest. We recorded corresponding gains on the extinguishment of these amounts totaling $0.8 million and $0.3 million, respectively, net of the proportional write-off of associated deferred financing costs and original issuance discounts. These gains are included in “Interest expense, net of amount capitalized” in our consolidated statements of operations included as a part of Item 8 of this Report.

As of December 31, 2023, we had no borrowings outstanding under our revolving credit facility. We had $2.6 million in letters of credit outstanding under the Credit Agreement at December 31, 2023 and, as a result, had available borrowing capacity of approximately $597 million at that date.

Industry Segments

Our revenues, operating income and loss and identifiable assets are primarily attributable to three industry segments:

•
drilling services,
•
completion services, and
•
drilling products.

Drilling Services Operations

General — We provide our contract drilling services to oil and natural gas operators in the United States and Colombia. As of December 31, 2023, we had 192 marketed land-based drilling rigs based in the following regions:

Region	Number of Rigs
West Texas	82
Appalachia	27
Rockies	23
Oklahoma	19
South Texas	18
East Texas	15
Colombia	8
Total	192

All of these drilling rigs are electric rigs. An electric rig converts the power from its diesel engines into electricity to power the rig. The U.S. land rig industry has in recent years referred to certain high specification rigs as “super-spec” rigs, which we consider to be at least a 1,500 horsepower, AC-powered rig that has at least a 750,000-pound hookload, a 7,500-psi circulating system, and is pad-capable. Due to evolving customer preferences, we refer to certain premium rigs as “Tier-1, super-spec” rigs, which we consider as being a super-spec rig that also has a third mud pump and raised drawworks that allows for more clearance underneath the rig floor. As of December 31, 2023, we had 173 super-spec rigs, of which 131 were Tier-1, super-spec rigs.

We also have a substantial inventory of drill pipe and drilling rig components, which may be used in the activation of additional drilling rigs or as upgrades or replacement parts for marketed rigs.

Drilling rigs are typically equipped with engines, drawworks, top drives, masts, pumps to circulate the drilling fluid, blowout preventers, drill pipe and other related equipment. Over time, components on a drilling rig are replaced or rebuilt. We spend significant funds each year as part of a program to modify, upgrade and maintain our drilling rigs. We have addressed our customers’ needs for drilling horizontal wells in shale and other unconventional resource plays by improving the capabilities of our drilling fleet. Over the years, we have made performance and safety improvements to our rig fleet. Our APEX® rigs are AC-powered electric rigs with many having high pressure mud systems, walking systems and increased hookload capacity. During fiscal years 2023, 2022 and 2021, we spent approximately $335 million, $256 million, and $110 million, respectively, on these capital expenditures.

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

Contract Drilling Activity — Information regarding our contract drilling activity for the last three years follows:

	Year Ended December 31,
	2023	2022	2021
Average rigs operating per day – U.S. (1)	124	124	82
Number of wells drilled during the year – U.S.	2,530	2,489	1,662
Number of operating days – U.S.	45,270	45,216	29,960

(1)
A rig is considered to be operating if it is earning revenue pursuant to a contract on a given day.

Rig Fleet Evaluation — On a periodic basis, we evaluate our fleet of drilling rigs for marketability based on the condition of inactive rigs, expenditures that would be necessary to bring inactive rigs to working condition and the expected demand for drilling services by rig type. The components comprising rigs that will no longer be marketed are evaluated, and those components with continuing utility to our other marketed rigs are transferred to other rigs or to our yards to be used as spare equipment. The remaining components of these rigs are retired. We had no impairment related to the marketability or condition of our drilling rigs during 2023.

Drilling Technology — We continue to enhance the technology offerings that can be used with our drilling operations. Our proprietary operating system for APEX® drilling rigs, Cortex®, can allow for the deployment of custom applications for rig performance, control and optimization. For instance, our GenAssist® application can employ smart engine logic turning engines on and off to reduce fuel consumption and emissions. Our Cortex® Key edge server can connect to various systems at the well site, streaming large data sets and providing a single, high-speed data aggregation source. Our EcoCell® lithium battery hybrid energy management system is capable of utilizing stored energy to help reduce fuel consumption and emissions.

Directional Drilling — We generally utilize our own proprietary downhole motors and equipment to provide a comprehensive suite of directional drilling services, including directional drilling, measurement-while-drilling (“MWD”) and supply and rental of downhole performance motors, in most major onshore oil and natural gas basins in the United States. We generally design, assemble and maintain our own fleet of downhole drilling motors and MWD equipment. Our customers primarily consist of oil and natural gas operators in the United States.

Wellbore Placement Optimization Services — We provide software and services used to improve the accuracy of directional and horizontal wellbores, wellbore quality, and on-bottom ROP (rate of penetration). Our MWD Survey FDIR (fault detection, isolation and recovery) service is a data analytics technology to analyze MWD survey data in real-time and more accurately identify the position of a well. Our HiFi Nav™ offering enhances FDIR by targeting improved vertical placement of the directional well within the reservoir. Our HiFi Guidance™ service utilizes trajectory optimization to determine optimal steering recommendations and placement within the reservoir, targeting minimal sliding, faster ROP, and a higher percentage of the wellbore placed in the desired drilling window. We provide these services to customers with onshore and offshore operations.

Other Drilling Services — We service and re-certify equipment for drilling contractors, and we provide electrical controls and automation to the energy, marine and mining industries in North America and other select markets.

Completion Services Operations

Our completion services business consists of services for hydraulic fracturing, wireline and pumping, completion support, and cementing. It also includes our power solutions natural gas fueling business and our proppant last mile logistics and storage business. Our completion services business operates in several of the most active basins in the continental United States including the Permian, the Marcellus Shale/Utica, the Eagle Ford, Mid-Continental, Haynesville, and the Bakken/Rockies. The high density of our operations in the basins in which we are most active provides us the opportunity to leverage our fixed costs and to quickly respond with what we believe are highly efficient, integrated solutions that are best suited to address customer requirements. Our completion services are designed in partnership with our customers to enhance both initial production rates and estimated ultimate recovery from new and existing wells.

We utilize our in-house capabilities, including our data control instruments business, to offer a technologically advanced and efficiency focused range of completion techniques. The majority of revenue for this segment is generated by our hydraulic fracturing business.

Hydraulic Fracturing — Hydraulic fracturing services are performed to enhance production of oil and natural gas from formations with low permeability and restricted flow of hydrocarbons. The process of hydraulic fracturing involves pumping a highly viscous, pressurized fracturing fluid, typically a mixture of water, chemicals and proppant, into a well casing or tubing in order to fracture underground mineral formations. These fractures release trapped hydrocarbon particles and free a channel for the oil or natural gas to flow freely to the wellbore for collection. Fracturing fluid mixtures include proppant that becomes lodged in the cracks created by the hydraulic fracturing process, “propping” them open to facilitate the flow of hydrocarbons upward through the well.

Completion Support Services — In late 2020, NexTier began evolving its completion service offerings to develop an integrated natural gas treatment and delivery solution. In 2021, NexTier launched its Power Solutions business, which focuses on gas sourcing, compression, transport, decompression, treatment and related services for fracturing operations. We believe this integration solution assists our customers by reducing emissions at the wellsite and throughout their operations. As part of NexTier’s wellsite integration strategy to provide and integrate a variety of services for its customers at the wellsite to maximize efficiencies and profitability, in 2022, NexTier acquired sand hauling, wellsite storage, and last mile logistics assets and rebranded its entire last mile logistics operation as NexMile Logistics. The assets acquired were combined with NexTier’s existing last mile logistics assets to create a leading player in the delivery and storage of proppant at the wellsite.

Wireline and Pumping Services — Our wireline services involve the use of a truck equipped with a spool of wireline that is unwound and lowered into oil and natural gas wells to convey specialized tools or equipment for well completion, well intervention, pipe recovery and reservoir evaluation purposes. We offer our wireline services in conjunction with our hydraulic fracturing services in “plug-and-perf” well completion to maximize efficiency for our customers. “Plug-and-perf” is a multi-stage well completion technique for cased-hole wells that consists of pumping a plug and perforating guns to a specified depth. Once the plug is set, the zone is perforated and the tools are removed from the well, a ball is pumped down to isolate the zones below the plug and the hydraulic fracturing treatment is applied. In addition, we offer wireline and pumping services that are not integrated with our fracturing services. We are one of the leading providers of perforating, pumpdown, pipe recovery, pressure pumping, and wellsite make-up and pressure testing services. We are highly experienced in safely servicing deep, high-pressure, high-temperature wells in some of the most active onshore basins in the United States. Our in-house manufacturing capabilities allow us to manage costs and lead times with regard to hardware and perforating guns, switches and accessories, providing us with a competitive advantage and enabling higher returns.

Cementing — Our cementing services incorporate custom engineered mixing and blending equipment that is designed to deliver precision and accuracy in providing annulus isolation and hydraulic seal, while protecting freshwater zones from our customers’ zone of interest. Our cement division has the expertise to cement shallow to complex high temperature, high pressure wells. We also offer engineering software and technical guidance for remedial cementing applications and acidizing to optimize the performance of our customers’ wells. We are one of the largest providers of specialty cementing services in the United States. Our operations are supported by multiple full-service laboratory facilities with advanced capabilities.

Completion Service Contracts — Our completion services operations are conducted pursuant to a work order for a specific job or pursuant to a contract generally for a specified period of time, which may include minimum revenue, usage or stage requirements. We are compensated based on a combination of charges for equipment, personnel, materials, mobilization and other items.

Equipment — We have well completion equipment used in providing hydraulic fracturing services as well as cementing and acid pumping services. We periodically evaluate our completion services assets for marketability based on the condition of inactive equipment, expenditures that would be necessary to bring the equipment to working condition and the expected demand for such equipment. The components of equipment that will no longer be marketed are evaluated, and those components with continuing utility will be used as parts to support active equipment. The remaining components of this equipment are retired. We had no impairment related to the marketability or condition of our equipment during 2023.

Materials — Our completion services operations require the use of acids, chemicals, proppants, fluid supplies and other materials, any of which can be in short supply, including severe shortages, from time to time, and can be subject to significant price volatility. We purchase these materials from various suppliers. These purchases are made in the spot market or pursuant to other arrangements that may not cover all of our required supply. These supply arrangements sometimes require us to purchase the supply or pay liquidated damages if we do not purchase the material. Given the limited number of suppliers of certain of our materials, we may not always be able to make alternative arrangements if we are unable to reach an agreement with a supplier for delivery of any particular material or should one of our suppliers, including trucking companies, fail to timely deliver our materials.

Drilling Products Operations

Our Ulterra business has manufacturing and distribution sites of drilling equipment in North America and internationally, which are geographically positioned to serve the energy and mining markets in over 30 countries. Ulterra’s drilling equipment is used in oil and natural gas exploration and production and in mining operations. Ulterra has manufacturing and repair facilities located in Fort Worth, Texas, Leduc, Alberta and Saudi Arabia and repair facilities located in Argentina, Colombia and Oman.

Ulterra’s primary business is the design, manufacture, sale and rental of matrix and steel-bodied polycrystalline diamond compact (“PDC”) drill bits. PDC drill bits are typically rented, except in select international markets where they are sold. Used bits may be repaired and refurbished for the subsequent customer. Ulterra has an industry-leading position in the North American PDC drill bit market.

We periodically evaluate our drill bits for marketability based on the condition of inactive equipment, expenditures that would be necessary to bring the equipment to working condition and the expected demand for such equipment. The components of equipment that will no longer be marketed are evaluated, and those components with continuing utility will be used as parts to support active equipment. The remaining components of this equipment are retired. We had no impairment related to the marketability or condition of our equipment during 2023.

Other Operations

Our oilfield rentals business has a fleet of premium rental tools and provides specialized services for land-based oil and natural gas drilling, completion and workover activities in many of the major producing oil and natural gas basins in the United States.

In addition, we own and invest, as a non-operating working interest owner, in oil and natural gas assets that are primarily located in Texas and New Mexico.

Research, Engineering and Technology

We employ research, engineering and technology teams across our businesses, who work on initiatives to enhance our existing product and service offerings and develop new products and services to meet customer demands.

Contracts

We believe that our contracts for drilling services, completion services, drilling products and other services and products generally provide for indemnification rights and obligations that are customary for the markets in which we conduct those operations. However, each contract contains the actual terms setting forth our rights and obligations and those of the customer or supplier, any of which rights and obligations may deviate from what is customary due to particular industry conditions, customer or supplier requirements, applicable law or other factors.

Customers

Our customer base includes major, independent and other oil and natural gas operators. With respect to our consolidated operating revenues in 2023, we received approximately 49% from our ten largest customers and approximately 35% from our five largest customers. During 2023, one customer accounted for approximately $588 million, or approximately 14%, of our consolidated operating revenues. The loss of, or reduction in business from, one or more of our larger customers could have a material adverse effect on our business, financial condition, cash flows and results of operations.

Backlog

We maintain a backlog of commitments for contract drilling services under term contracts, which we define as contracts with a duration of six months or more. Our contract drilling backlog in the United States as of December 31, 2023 and 2022 was approximately $700 million and $830 million, respectively. Approximately 16% of our contract drilling backlog in the United States at December 31, 2023 is reasonably expected to remain after 2024. See Note 3 of Notes to consolidated financial statements in Item 8 of this Report and “Item 1A. Risk Factors – Our current backlog of contract drilling revenue may decline and may not ultimately be realized, as fixed-term contracts may in certain instances be terminated without an early termination payment” for information pertaining to backlog.

Competition

The businesses in which we operate are highly competitive. Historically, available equipment used in our drilling services and completion services businesses has frequently exceeded demand, particularly in an industry downturn. The price for our services is a key competitive factor, in part because equipment used in these businesses can be moved from one area to another in response to market conditions. In addition to price, we believe availability, condition and technical specifications of equipment (including emission reduction capabilities), quality of personnel, service quality and safety record are key factors in determining which contractor is awarded a job. We expect that the market for our services will continue to be highly competitive.

Human Capital and Sustainability

We strive to be a leader in our industry in the area of environmental, social, governance and other sustainability-related issues, and we remain committed to managing these issues for the long-term benefit of our employees, our communities and our business. We aim to minimize our environmental impact in the communities in which we work and live, while providing services for our customers in a safe and responsible manner. We invest extensively in the safety, health and well-being of our people, who, through the diversity of their backgrounds, experiences and talents, are our greatest strength. Importantly, we maintain a rigorous focus on ethics and integrity at every level of our operations, values which are embedded in our culture and a practice on which all of our success depends.

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

We have strengthened our position as a leader in alternative fuel technology with the commercialization of our EcoCell® lithium battery hybrid energy management system. The EcoCell® system is capable of efficiently displacing one of the gensets on a drilling rig to reduce both fuel consumption and emissions. The value of this technology is enhanced when used in combination with our Cortex® power management system and our dual-fuel engines, as the natural gas substitution rate can be optimized.

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

Some of our key human capital areas of focus include:

Employees – We had approximately 10,600 full-time employees as of January 31, 2024. The number of employees fluctuates depending on the current and expected demand for our services. We consider our employee relations to be satisfactory. None of our U.S. employees are represented by a union. Although some of our Colombian employees may be union members, we have not entered into any collective bargaining arrangements with the unions with which those employees are affiliated.

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

Government and Environmental Regulation

Our operations and facilities are subject to numerous federal, state, foreign, regional and local laws, rules and regulations related to various aspects of our business and the oil and natural gas industry including:

•
drilling of oil and natural gas wells,
•
hydraulic fracturing, wireline and pumping, completion support and cementing,
•
provision of specialized drill bit solutions,
•
directional drilling services,

•
services that improve the accuracy of directional and horizontal wellbores, including for customers with offshore operations, wellbore quality, and on-bottom ROP,
•
containment and disposal of hazardous materials, oilfield waste, other waste materials and acids,
•
use of underground storage tanks and injection wells,
•
servicing of equipment for drilling contractors,
•
provision of electrical controls and automation,
•
conducting international operations, and
•
our employees.

Our business operations are subject to various environmental, as well as employee health and safety, laws and regulations, including those addressing the management, disposal and releases of regulated substances. For more information, please refer to our discussion under “Item 1A. Risk Factors – Environmental and occupational health and safety laws and regulations, including violations thereof, could materially adversely affect our operating results.

Our activities include the performance of hydraulic fracturing services to enhance the production of oil and natural gas from formations with low permeability, such as shale and other unconventional formations. See “Item 1A. Risk Factors – The adoption of any future federal, state, or local laws or implementing regulations imposing reporting obligations on, or limiting or banning, the hydraulic fracturing process could make it more difficult to complete natural gas and oil wells and could have a material adverse effect on our business, results of operations, and financial condition.”

There has been an increasing focus of local, state, national and international regulatory bodies on greenhouse gas (“GHG”) emissions and climate change issues. Several states and geographic regions in the United States, as well as foreign jurisdictions, have adopted legislation and regulations to reduce emissions of GHGs, including cap and trade regimes and commitments to contribute to meeting the goals of international treaties related to GHG emissions. See “Item 1A. Risk Factors – Our and our customers’ operations are subject to a number of risks arising out of the threat of climate change that could result in increased operating and capital costs, limit the areas in which oil and natural gas production may occur and reduce demand for our services.”

We operate throughout North America and internationally in over 30 countries and, accordingly, are subject to the U.S. Foreign Corrupt Practices Act (“FCPA”) and similar anti-bribery and anti-corruption laws in other jurisdictions. Our operations also are subject to other laws and regulations in relation to our international operations, including with respect to the import and export of certain goods and economic sanctions. See “Item 1A. Risk Factors – Political, economic and social instability risk and laws associated with conducting international operations could adversely affect our opportunities and future business.”

The adoption of laws, rules and regulations affecting the oil and natural gas industry for economic, environmental and other policy reasons could increase costs relating to drilling, completion and production, delay the permitting of, or related to, such operations, restrict or prohibit oil and natural gas development in certain areas, reduce the demand for oil and natural gas and otherwise have an adverse effect on our operations or business, and could have a material adverse effect on our business, financial condition, cash flows and results of operations. To date, applicable environmental and other laws and regulations in the places in which we operate have not required the expenditure of significant resources outside the ordinary course of business. We do not anticipate any material capital expenditures for environmental control facilities or extraordinary expenditures to comply with environmental rules and regulations in the foreseeable future. However, compliance costs under existing laws or under any new requirements could become material, and we could incur liability in any instance of noncompliance.

Risks and Insurance

We have indemnification agreements with many of our customers, and we also maintain liability and other forms of insurance. In general, our contracts typically contain provisions requiring our customers to indemnify us for, among other things, reservoir and certain pollution damage.

In addition, we maintain insurance coverage of the types and in the amounts we believe to be customary in the industry, but we do not insure against all risks, either because insurance is not available or because it is not commercially justifiable. The insurances that we maintain include coverage for fire, windstorm and other risks of physical loss to our equipment and certain other assets, employer’s liability, automobile liability, commercial general liability, workers’ compensation as well as insurance for other specific risks. We cannot assure that any insurance obtained by us will be adequate to cover any losses or liabilities nor can we assure that any insurance obtained by us will continue to be made available for purchase or made available on acceptable terms. While we carry insurance to cover physical damage to, or loss of, a substantial portion of our equipment and certain other assets, such insurance does not cover the full replacement cost of such equipment or other assets. We have also elected in some cases to retain a greater amount of risk through increased deductibles on certain insurance policies. For example, in the United States we generally maintain a $1.5 million per occurrence deductible on our workers’ compensation insurance coverage, a $1.0 million per occurrence deductible on our equipment insurance coverage, a $10.0 million per occurrence deductible on our general liability coverage, and, for our automobile insurance coverage, a per occurrence deductible ranging from $2.0 million to $10.0 million. We also self-insure a number of risks, including loss of earnings and business interruption and most of our cybersecurity risks, and we do not carry a significant amount of insurance to cover risks of underground reservoir damage.

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

Risk Factors Summary

The following is a summary of the principal risks included in this Report that we believe could adversely affect our business, financial condition, cash flows and results of operations:

Business and Operating Risks

•
We are dependent on the oil and natural gas industry and market prices for oil and natural gas. Declines in customers’ operating and capital expenditures and in oil and natural gas prices may adversely affect our operating results.
•
Global economic conditions may adversely affect our operating results.
•
A surplus of equipment and a highly competitive oil service industry may adversely affect our utilization and profit margins and the carrying value of our assets.
•
Our operations are subject to a number of operational risks, including environmental and weather risks, which could expose us to significant losses and damage claims. We are not fully insured against all of these risks and our contractual indemnity provisions may not fully protect us.
•
Our current backlog of contract drilling revenue may decline and may not ultimately be realized, as fixed-term contracts may in certain instances be terminated without an early termination payment.
•
New technologies may cause our operating methods, equipment, products and services to become less competitive, and higher levels of capital expenditures may be necessary to remain competitive.
•
Loss of key personnel and competition for experienced personnel may negatively impact our financial condition and results of operations.
•
The loss of large customers could have a material adverse effect on our financial condition and results of operations.

•
Shortages, delays in delivery, and interruptions in supply, of equipment and materials could adversely affect our operating results.
•
Our business is subject to cybersecurity risks and threats.
•
Our commitments under supply agreements could exceed our requirements, exposing us to risks including price, timing of delivery and quality of equipment and materials upon which our business relies.
•
Growth through acquisitions, the building or upgrading of equipment and the development of technology is not assured.
•
Our business relationships may be subject to disruption due to uncertainty associated with any pending or recently completed acquisitions, including the NexTier merger or the Ulterra acquisition, which could have a material adverse effect on our results of operations, cash flows and financial position.
•
Public health crises, pandemics and epidemics may have a significant adverse impact on our business, liquidity, results of operations and financial condition.
•
Fuel conservation measures could reduce demand for oil and natural gas, which would, in turn, reduce the demand for our services.

Risks Relating to the NexTier Merger and Ulterra Acquisition

•
Our ability to utilize our historic U.S. net operating loss carryforwards is expected to be limited as a result of the completion of the NexTier merger.
•
Uncertainties associated with the NexTier merger and the Ulterra acquisition may cause a loss of management personnel and other key employees, which could adversely affect our future business and operations.
•
We have incurred and are expected to continue incurring transaction costs in connection with the NexTier merger and the Ulterra acquisition, which may be in excess of those we anticipated.
•
The benefits and synergies attributable to the NexTier merger and the Ulterra acquisition may vary from expectations.

Legal and Regulatory Risks

•
The adoption of any future federal, state, or local laws or implementing regulations imposing reporting obligations on, or limiting or banning, the hydraulic fracturing process could make it more difficult to complete natural gas and oil wells and could have a material adverse effect on our business, results of operations, and financial condition.
•
Our and our customers’ operations are subject to a number of risks arising out of the threat of climate change that could result in increased operating and capital costs, limit the areas in which oil and natural gas production may occur and reduce demand for our services.
•
Environmental and occupational health and safety laws and regulations, including violations thereof, could materially adversely affect our operating results.
•
Technology disputes could negatively impact our operations, costs, revenues and competitiveness.
•
The design, manufacture, sale or rental, and servicing of products, including drill bits and electrical controls, may subject us to liability for personal injury, property damage and environmental contamination should such equipment fail to perform to specifications.
•
Legal proceedings and governmental investigations could have a negative impact on our business, financial condition and results of operations.
•
Political, economic and social instability risk and laws associated with conducting international operations could adversely affect our opportunities and future business.
•
We are subject to complex and evolving laws and regulations regarding data privacy and security.

Financial Risks

•
Investor sentiment and public perception related to the oil and natural gas industry and to ESG initiatives could increase our costs of capital and our reporting requirements and impact our operations.
•
Variable rate indebtedness subjects us to interest rate risk, which could cause our debt service obligations to increase significantly.

•
Our ability to access capital markets could be limited, and a downgrade in our credit rating could negatively impact our cost of and ability to access capital.
•
We may not be able to generate sufficient cash to service all of our debt and we may be forced to take other actions to satisfy our obligations under our debt, which may not be successful.
•
Our return of capital to stockholders, including through the payment of dividends and repurchases of our common stock, is within the discretion of our Board of Directors, and there is no guarantee that we will return capital to shareholders, including through the payment of dividends and repurchases of our common stock, in the future or at levels anticipated by our stockholders.

Risks Related to Our Common Stock and Corporate Structure

•
The market price of our common stock may be highly volatile, and investors may not be able to resell shares at or above the price paid.
•
Anti-takeover measures in our charter documents and under state law could discourage an acquisition and thereby affect the related purchase price.
•
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

We depend on our customers’ willingness to make operating and capital expenditures to explore for, develop and produce oil and natural gas. When these expenditures decline, our business may suffer. Our customers’ willingness to explore, develop and produce depends largely upon prevailing industry conditions that are influenced by numerous factors over which we have no control, such as:

•
the supply of and demand for oil and natural gas, including current natural gas storage capacity and usage,
•
the prices, and expectations about future prices, of oil and natural gas,
•
the supply of and demand for drilling services, completion services and drilling products,
•
the cost of exploring for, developing, producing and delivering oil and natural gas,
•
the availability of capital for oil and natural gas industry participants, including our customers, and the extent to which they are willing or able to deploy capital,
•
the availability of and constraints in pipeline, storage and other transportation capacity in the basins in which we operate,
•
the environmental, tax and other laws and governmental regulations regarding the exploration, development, production, use and delivery of oil and natural gas, and in particular, public pressure on, and legislative and regulatory interest within, federal, state, foreign, regional and local governments to stop, significantly limit or regulate drilling services and completion services activities, including hydraulic fracturing,
•
increased focus by the investment and financing community and the general public on sustainability practices in the oil and natural gas industry, and
•
merger and divestiture activity among oil and natural gas producers.

In particular, our revenues, profitability and cash flows are highly dependent upon prevailing prices for oil and natural gas and expectations about future prices. Oil and natural gas prices and markets can be extremely volatile. Prices, and expectations about future prices, are affected by factors such as:

•
market supply and demand,
•
the desire and ability of the Organization of Petroleum Exporting Countries (“OPEC”), its members and other oil-producing nations, such as Russia, to set and maintain production and price targets,
•
the level of production by OPEC and non-OPEC countries,

•
domestic and international military, political, economic, health and weather conditions, including the impacts of war, including the impact of the ongoing armed conflicts between Russia and Ukraine and Israel and Hamas and the continuation of, or any escalation in the severity of, these conflicts, or terrorist activity, pandemics and other unexpected disasters or events,
•
changes to tax, tariff and import/export regulations and sanctions by the United States or other countries,
•
legal and other limitations or restrictions on exportation and/or importation of oil and natural gas,
•
technical advances affecting energy consumption and production, and
•
the development, price, availability and market acceptance of alternative fuels and energy sources.

All of these factors are beyond our control. Crude oil prices and demand for drilling and completion equipment and services increased in 2022, and industry supply of Tier-1, super-spec rigs became constrained. Commodity price volatility in the second quarter of 2023 resulted in a decline in industry activity; commodity prices subsequently increased during the third quarter before declining in the fourth quarter of 2023. The current demand for equipment and services remains dependent on macro conditions, including commodity prices, geopolitical environment, inflationary pressures, economic conditions in the United States and elsewhere, as well as customer consolidation and focus by exploration and production companies and service companies on capital returns. Oil prices averaged $78.53 per barrel in the fourth quarter of 2023 and closed at $78.72 per barrel on February 20, 2024. Natural gas prices (based on the Henry Hub Spot Market Price) averaged $2.74 per MMBtu in the fourth quarter of 2023 and closed at $1.50 per MMBtu on February 20, 2024.

In light of these and other factors, we expect oil and natural gas prices to continue to be volatile and to affect our financial condition, operations and ability to access sources of capital. Higher oil and natural gas prices do not necessarily result in increased activity because demand for our services is generally driven by our customers’ expectations of future oil and natural gas prices, as well as our customers’ ability to access, and willingness to deploy, capital to fund their operating and capital expenditures. A decline in demand for oil and natural gas, prolonged low oil or natural gas prices, expectations of decreases in oil and natural gas prices or a reduction in the ability of our customers to access capital would likely result in reduced capital expenditures by our customers and decreased demand for our services, which could have a material adverse effect on our operating results, financial condition and cash flows. Even during periods of historically moderate or high prices for oil and natural gas, companies exploring for oil and natural gas may cancel or curtail programs or reduce their levels of capital expenditures for exploration and production for a variety of reasons, which could reduce demand for our services.

Global economic conditions may adversely affect our operating results.

Concerns regarding global economic conditions, energy costs, geopolitical issues, supply chain disruptions, inflation and the availability and cost of credit have contributed to increased economic uncertainty. Demand for energy and for oil and natural gas end products is highly sensitive to economic conditions; as a result, global economic conditions, indications that economic growth is slowing and volatility in commodity prices may cause our customers to reduce or curtail their drilling and well completion programs, which could result in a decrease in demand for our services. In addition, uncertainty in the capital markets, whether due to global economic conditions, low commodity prices or otherwise, may result in reduced access to, or an inability to obtain, financing by us, our customers and our suppliers and result in reduced demand for our services. An economic slowdown or recession in the United States or in any other country that significantly affects the supply of or demand for oil or natural gas could negatively impact our operations and therefore adversely affect our results. Furthermore, these factors may result in certain of our customers experiencing an inability or unwillingness to pay suppliers, including us. The global economic environment in the past has experienced significant deterioration in a relatively short period, such as a result of the COVID-19 pandemic or the ongoing armed conflicts between Russia and Ukraine and Israel and Hamas, and there is no assurance that the global economic environment, or expectations for the global economic environment, will not quickly deteriorate again due to one or more factors, including as a result of actual or perceived threats to geopolitical stability and changes in production from OPEC, its members and other oil-producing nations. A deterioration in the global economic environment could have a material adverse effect on our business, financial condition, cash flows and results of operations.

A surplus of equipment and a highly competitive oil service industry may adversely affect our utilization and profit margins and the carrying value of our assets.

Our industry is highly competitive, and at times available drilling services equipment, completion services equipment, and drilling products exceed the demand for such equipment and products. A low commodity price environment or capital spending reductions by our customers due to customer consolidation (which is currently occurring in the industry), investor requirements or other reasons can result in substantially more equipment and products being available than are needed to meet demand. Low commodity prices and a rise in new and upgraded equipment or products can result in excess capacity and substantial competition for a declining number of drilling services and completion services contracts and drilling products rentals and sales.

Operating costs for our drilling services and completion services businesses include all direct and indirect costs associated with the operation, maintenance and support of our equipment, which is often not affected by changes in our rates and utilization. During periods of reduced revenue and/or activity, certain of our fixed costs, such as depreciation, may not decline and often we may incur additional costs. During times of reduced utilization, reductions in costs may not be immediate as we may incur additional costs associated with maintaining and stacking equipment, or we may not be able to fully reduce the cost of our support operations in a particular geographic region due to the need to support the remaining operations in that region. Accordingly, a decline in revenue due to lower rates and/or utilization may not be offset by a corresponding decrease in operating costs, which could have a material adverse impact on our business, financial condition and results of operations.

Even in an environment of high oil and natural gas prices and/or increased drilling and completion activity, reactivation and improvement of existing drilling services and completion services equipment, construction of new technology drilling services and completion services equipment, movement of drilling services and completion services equipment from region to region in response to market conditions or otherwise can lead to a surplus of equipment.

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

Accordingly, high competition and a surplus of equipment and products can cause oil and natural gas service contractors to have difficulty maintaining pricing, utilization and profit margins and, at times, result in operating losses. We cannot predict the future level of competition or surplus equipment and products in the oil and natural gas service businesses or the level of demand for our drilling services, completion services or drilling products.

A surplus of operable land drilling rigs, other drilling services equipment and drilling products, increasing rig specialization and surplus of completion services equipment, which can be exacerbated by capital spending reductions by our customers, could affect the fair market value of our drilling services equipment, completion services equipment, and drilling products, which in turn could result in additional impairments of our assets. A prolonged period of lower oil and natural gas prices or changes in customer preferences and requirements could result in future impairment to our long-lived assets. For example, we recognized impairment charges of $7.0 million, $4.5 million and $267 million in 2023, 2022 and 2021, respectively.

Our operations are subject to a number of operational risks, including environmental and weather risks, which could expose us to significant losses and damage claims. We are not fully insured against all of these risks and our contractual indemnity provisions may not fully protect us.

Our operations are subject to many hazards inherent in the businesses in which we operate, including inclement weather, blowouts, explosions, fires, loss of well control, motor vehicle accidents, equipment failure, unplanned power outages and surges, computer system disruptions or cybersecurity incidents, pollution, exposure and reservoir damage. These hazards could cause personal injury or death, work stoppage, and serious damage to equipment and other property, as well as significant environmental and reservoir damages. These risks could expose us to substantial liability for personal injury, wrongful death, property damage, loss of oil and natural gas production, pollution and other environmental damages. An accident or other event resulting in significant environmental or property damage, or injuries or fatalities involving our employees or other persons could also trigger investigations by federal, state or local authorities. Such an accident or other event could cause us to incur substantial expenses in connection with the investigation, remediation and resolution, as well as cause lasting damage to our reputation, loss of customers and an inability to obtain insurance.

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

In addition, we maintain insurance coverage of the types and in the amounts we believe to be customary in the industry, but we do not insure against all risks, either because insurance is not available or because it is not commercially justifiable. See “Item 1. Business – Risks and Insurance” for a description of our insurance coverage. We also self-insure a number of risks, including loss of earnings and business interruption and most of our cybersecurity risks, and we do not carry a significant amount of insurance to cover risks of underground reservoir damage.

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

Fixed-term drilling contracts customarily provide for termination at the election of the customer, with an early termination payment to us if a contract is terminated prior to the expiration of the fixed term. However, in certain circumstances, for example, destruction of a drilling rig that is not replaced within a specified period of time, our bankruptcy, or a breach of our contract obligations, the customer may not be obligated to make an early termination payment to us. Additionally, during depressed market conditions or otherwise, customers may be unable to satisfy their contractual obligations or may seek to terminate, suspend or renegotiate or otherwise fail to honor their contractual obligations, including as a result of their bankruptcy. In addition, we may not be able to perform under these contracts due to events beyond our control, and our customers may seek to terminate or renegotiate our contracts for various reasons, including those described above. As a result, we may be unable to realize all of our current contract drilling backlog. In addition, the termination, suspension or renegotiation of fixed-term contracts without the receipt of early termination payments could have a material adverse effect on our business, financial condition, cash flows and results of operations.

As of December 31, 2023, our contract drilling backlog in the United States for future revenues under term contracts, which we define as contracts with a duration of six months or more, was approximately $700 million. Please see Note 3 of Notes to consolidated financial statements in Item 8 of this Report for a description of our calculation of backlog. Our contract drilling backlog may decline, as fixed-term drilling contract coverage over time may not be offset by new contracts or may be reduced by price adjustments to existing contracts, including as a result of a decline in the price of oil and natural gas, capital spending reductions by our customers or other factors. For these and other reasons, our contract drilling backlog may not generate sufficient liquidity for us during periods of reduced demand for our services or otherwise.

New technologies may cause our operating methods, equipment, products and services to become less competitive, and higher levels of capital expenditures may be necessary to remain competitive.

The market for our services and products is characterized by continual technological and process developments that have resulted in, and will likely continue to result in, substantial improvements in the functionality and performance, including environmental performance, of drilling services equipment, completion services equipment, and drilling products. Our customers are increasingly demanding the services of newer, higher specification drilling rigs and completion services and other equipment, as well as new and improved technology, such as drilling automation technology and lower-emissions operations and services, specialized drill bit solutions and data analytics. Accordingly, we may have to allocate a higher proportion of our capital expenditures to maintain and improve existing rigs and completion services and other equipment, purchase and construct newer, higher specification drilling rigs and completion services and other equipment to meet the increasingly sophisticated needs of our customers, and develop new and improved technology, specialized drill bit solutions and data analytics. In addition, technological changes, process improvements and other factors that increase operational efficiencies could continue to result in oil and natural gas wells being drilled and completed more quickly, which could reduce the number of revenue earning days. Technological and process developments in the completion services and other drilling services businesses could have similar effects.

We continually attempt to develop or acquire new technologies for use in our business. For example, we have invested in natural gas-powered equipment, including electric pumps, to replace legacy diesel completion services equipment. In the event that we are successful in developing or acquiring new technologies for use in our business, there is no guarantee of future demand for those technologies. Customers may be reluctant or unwilling to adopt our new technologies. We may also have difficulty negotiating satisfactory terms for our new technologies, including terms that would enable us to obtain acceptable returns on our investment in the development or acquisition of new technologies.

Development and acquisition of new technology is critical to maintaining our competitiveness. There can be no assurance that we will be able to successfully develop or acquire technology that our customers demand. Some of our competitors have greater financial, technical and personnel resources that may allow them to enjoy technological advantages and develop, acquire and implement new technology on a more timely basis or in a more cost-effective manner. If we are not successful keeping pace with technological advances in a timely and cost-effective manner, demand for our services may decline. If any technology that we need to successfully compete is not available to us or that we implement in the future does not work as we expect, we may be adversely affected. Additionally, new technologies, services or standards could render some of our equipment, services and products obsolete, which could reduce our competitiveness and have a material adverse impact on our business, financial condition, cash flows and results of operation.

Loss of key personnel and competition for experienced personnel may negatively impact our financial condition and results of operations.

We greatly depend on the efforts of our key employees to manage our operations. The loss of members of management could have a material adverse effect on our business. In addition, we utilize highly skilled field-based and non-field-based personnel in operating and supporting our businesses and in developing new technologies. In times of increasing demand for our services, it may be difficult to attract and retain qualified field-based and non-field-based personnel, particularly after a prolonged industry downturn. During periods of high demand for our services or inflation, wage rates for personnel are also likely to increase (and, during recent periods of high demand and inflation, have increased), resulting in higher operating costs. During periods of lower demand for our services, we may experience reductions in force and voluntary departures of personnel, which could adversely affect our business and make it more it difficult to meet customer demands when demand for our services improves. In addition, even in a period of generally lower demand for our services, if there is a high demand for our services in certain areas, it may be difficult to attract and retain qualified personnel to perform services in such areas. The loss of key employees, the failure to attract and retain qualified personnel and the increase in labor costs could have a material adverse effect on our business, financial condition, cash flows and results of operations.

The loss of large customers could have a material adverse effect on our financial condition and results of operations.

With respect to our consolidated operating revenues in 2023, we received approximately 49% from our ten largest customers, approximately 35% from our five largest customers and 14% from our largest customer. The loss of, or reduction in business from, one or more of our larger customers could have a material adverse effect on our business, financial condition, cash flows and results of operations.

Shortages, delays in delivery, and interruptions in supply, of equipment and materials could adversely affect our operating results.

Periodically, the oilfield services industry has experienced shortages of equipment for upgrades, drill pipe, raw materials, replacement parts and other equipment and materials, including, in the case of our completion services operations, proppants, cement, acid, gel and water. These shortages can cause the price of these items to increase significantly and require that orders for the items be placed well in advance of expected use. In addition, any interruption in supply could result in significant delays in delivery of equipment and materials or prevent operations. Interruptions may be caused by, among other reasons:

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

These price increases, delays in delivery and interruptions in supply may require us to delay operations, increase capital and repair expenditures or otherwise incur higher operating costs. During recent years, there have been significant disruptions and delays across the global supply chain, which have created a tightening of supplies and shortages in a number of areas, including basic raw materials. Severe shortages, delays in delivery and interruptions in supply could increase our costs and limit our ability to construct, operate, maintain and upgrade drilling services equipment, completion services equipment, drilling products and other equipment and could have a material adverse effect on our business, financial condition, cash flows and results of operations.

Our business is subject to cybersecurity risks and threats.

Our operations are increasingly dependent on effective and secure information technologies and services, including our own systems and the systems of third party vendors and service providers upon which we rely, such as those providing cloud services to us. Threats to information technology systems associated with cybersecurity risks and cyber incidents or attacks continue to grow, and include, among other things, storms and natural disasters, terrorist attacks, utility outages, attempts to gain unauthorized access to data and systems, theft, viruses, malware, ransomware, denial-of-service attacks, design defects, human error, or complications encountered as existing systems are maintained, repaired, replaced, or upgraded. Risks associated with these threats include, among other things:

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

Some of our office personnel remain on a “remote work” model. This model has significantly increased the use of remote networking and online conferencing services that enable employees to work outside of our corporate infrastructure and, in some cases, use their own personal devices. This may expose us to additional cybersecurity risks or related incidents. Additionally, geopolitical tensions or conflicts, such as the ongoing armed conflicts between Russia and Ukraine and Israel and Hamas and the continuation of, or any escalation in the severity of, these conflicts, may heighten the risk of cybersecurity attacks and other cyber events.

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

We have purchase commitments with certain vendors to supply equipment and materials, including, in the case of our completion services business, proppants. Some of these agreements are take-or-pay or similar agreements with minimum purchase obligations. If demand for our services decreases from current levels, demand for the equipment that we use and the materials that we supply as part of these services will also decrease. In addition, our customers may self-source certain materials. If demand for our services and/or materials decreases enough, we could have contractual minimum commitments that exceed the required amount of materials we need to supply to our customers. In this instance, we could be required to purchase materials that we do not have a present need for, pay for materials that we do not take delivery of or pay prices in excess of market prices at the time of purchase.

Growth through acquisitions, the building or upgrading of equipment and the development of technology is not assured.

We have grown our drilling rig fleet and completion services fleet and expanded our business lines and use of technology in the past through mergers, acquisitions, upgrades, new construction and technology development. For example, in 2023, we significantly expanded our completions business through the NexTier merger, and we added a specialized drill bit solutions business through the Ulterra acquisition. There can be no assurance that acquisition opportunities will be available in the future or that we will be able to execute timely or efficiently any plans for building or upgrading equipment or developing or acquiring new technology. We are also likely to continue to face intense competition from other companies for available acquisition opportunities. In addition, because improved technology has enhanced the ability to recover oil and natural gas, our competitors may continue to upgrade and build new equipment and develop new technology, including drilling automation technology and lower-emissions operations and services.

There can be no assurance that we will:

•
successfully complete any acquisitions we attempt on the terms announced, or at all,
•
have sufficient capital resources to complete additional acquisitions, build or upgrade equipment or develop or acquire new technology,
•
through due diligence conducted prior to an acquisition, successfully uncover situations that could result in financial or legal exposure, or appropriately quantify the exposure from known risks,
•
successfully integrate additional equipment, acquired or developed technology or other assets or businesses, including the combination of our business with the businesses of NexTier and Ulterra, into our operations and internal controls, including financial reporting disclosure and cybersecurity and information technology systems,
•
effectively manage the growth and increased size, complexity and geography of our organization, and increased scrutiny from governmental authorities, including as a result of the NexTier merger, Ulterra acquisition or any other completed merger or acquisition,
•
maintain existing business relationships and contract terms with our customers, distributors, suppliers, vendors, landlords, joint venture partners and other business partners, as well as with those of any acquired business, such as NexTier or Ulterra,
•
successfully deploy idle, stacked, upgraded or additional equipment and acquired or developed technology,
•
maintain key employees, the crews necessary to operate additional equipment, and the personnel necessary to evaluate, acquire, develop and deploy new technology, or be successful in hiring replacements for departing personnel,
•
avoid unknown liabilities and unforeseen increased expenses or delays associated with the NexTier merger, Ulterra acquisition or any other merger or acquisition, or
•
successfully improve our financial condition, results of operations, business or prospects, or provide an adequate return of capital, as a result of the NexTier merger, Ulterra acquisition or any other completed acquisition, the building or upgrading equipment or the development of new technology.

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

Our business relationships may be subject to disruption due to uncertainty associated with any pending or recently completed acquisitions, including the NexTier merger or the Ulterra acquisition, which could have a material adverse effect on our results of operations, cash flows and financial position.

Parties with which we do business may experience uncertainty associated with any pending or recently completed acquisitions, such as the NexTier merger and the Ulterra acquisition, including with respect to current or future business relationships with us. Our business relationships may be subject to disruption as customers, distributors, suppliers, vendors, landlords, joint venture partners and other business partners may attempt to delay or defer entering into new business relationships, negotiate changes in existing business relationships or consider entering into business relationships with parties other than us. These disruptions could have a material adverse effect on our results of operations, cash flows and financial position, as well as a material adverse effect on our ability to realize the expected cost savings and other benefits of the applicable transaction.

Public health crises, pandemics and epidemics may have a significant adverse impact on our business, liquidity, results of operations and financial condition.

The effects of public health crises, pandemics and epidemics, including related governmental actions and restrictions related thereto, have had, and may in the future have, a significant adverse impact on the global economy, including the worldwide demand for oil and natural gas, and the level of demand for our services.

We are not able to enumerate all potential risks to our business from the emergence of a public health crisis, pandemic or epidemic; however, we believe that in addition to the impacts described above, other current and potential impacts include, but are not limited to: volatility in oil and natural gas prices; liquidity challenges; customers, suppliers and other third parties seeking to terminate, reject, renegotiate or otherwise avoid, and otherwise failing to perform, their contractual obligations to us; credit rating downgrades of our corporate debt and potentially higher borrowing costs in the future; a need to preserve liquidity; cybersecurity issues; litigation risk and possible loss contingencies; disruption to our supply chain; loss of workers and labor shortages; general oilfield cost inflation; a reduction of our workforce; costs associated with rationalization of our portfolio of real estate facilities; asset impairments and other accounting charges; infections and quarantining of our employees and the personnel of our customers, suppliers and other third parties; actions undertaken by international, national, regional and local governments and health officials; and a structural shift in the global economy and its demand for oil and natural gas.

The full extent of the impact of public health crises, pandemics and epidemics on the oil and natural gas industry and our business, liquidity, results of operations and financial condition will depend largely on the scale of such event, including the duration and spread of a subject pathogen, the impact of governmental actions designed to prevent the spread thereof and the further development, availability, timely distribution and acceptance of effective treatments and vaccines.

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

Risks Relating to the NexTier Merger and Ulterra Acquisition

Our ability to utilize our historic U.S. net operating loss carryforwards is expected to be limited as a result of the completion of the NexTier merger.

As of December 31, 2023, we had approximately $1.9 billion of gross U.S. federal net operating losses, approximately $62.3 million of gross Canadian net operating losses, approximately $22.6 million of gross Colombian net operating losses and approximately $1.1 billion of post-apportionment U.S. state net operating losses as of December 31, 2023, before valuation allowances. The majority of U.S. federal net operating losses will expire in varying amounts, if unused, between 2030 and 2037. U.S. federal net operating losses generated after 2017 can be carried forward indefinitely. Canadian net operating losses will expire in varying amounts, if unused, between 2036 and 2043. Colombian net operating losses will expire in varying amounts, if unused, between 2028 and 2032. U.S. state net operating losses will expire in varying amounts, if unused, between 2024 and 2043.

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

We are dependent on the experience and industry knowledge of our officers and other key employees to execute our business plans. Our success will depend in part upon our ability to retain key management personnel and other key employees. Current and prospective employees may experience uncertainty about their roles within the combined company or other concerns regarding the operations of the combined company following the transactions, any of which may have an adverse effect on our ability to retain or attract key management and other key personnel. In addition, the loss of key personnel could diminish the anticipated benefits of the transactions and the integration of the companies may be more difficult. Furthermore, we may have to incur significant costs in identifying, hiring and retaining replacements for departing employees and may lose significant expertise and talent relating to the business of each of the companies. No assurance can be given that we will be able to retain or attract key management personnel and other key employees to the same extent that we have previously been able to retain or attract our own employees.

We have incurred and are expected to continue incurring transaction costs in connection with the NexTier merger and the Ulterra acquisition, which may be in excess of those we anticipated.

We have incurred and are expected to continue to incur non-recurring costs associated with completing the NexTier merger and the Ulterra acquisition, combining the operations of the three companies and achieving desired synergies. These costs have been, and may continue to be, substantial. We have incurred and will continue to incur costs related to formulating and implementing integration plans, including facilities and systems consolidation costs and other employment-related costs. We will continue to assess the magnitude of these costs, and additional unanticipated costs may be incurred in connection with the integration of the companies’ businesses. While we have assumed that a certain level of expenses would be incurred, there are many factors beyond our control that could affect the total amount or the timing of the expenses. The elimination of duplicative costs, as well as the realization of other efficiencies related to the integration of the businesses, may not offset integration-related costs to the extent anticipated. The costs described above and any unanticipated costs and expenses could have an adverse effect on our financial condition and operating results.

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

Legal and Regulatory Risks

The adoption of any future federal, state, or local laws or implementing regulations imposing reporting obligations on, or limiting or banning, the hydraulic fracturing process could make it more difficult to complete natural gas and oil wells and could have a material adverse effect on our business, results of operations, and financial condition.

Various federal and state legislative and regulatory initiatives have been or could be undertaken that could result in additional requirements or restrictions being imposed on hydraulic fracturing operations or result in the failure to obtain or difficulty or delay in obtaining required permits, renewals or authorizations. For example, the federal Bureau of Land Management (“BLM”) published a final rule in 2015 establishing new or more stringent standards for performing hydraulic fracturing on federal and Indian lands. The BLM rescinded the 2015 rule in late 2017; however, new or more stringent regulations may be promulgated by the Biden administration. The United States may seek to adopt federal regulations or enact federal laws that would impose additional regulatory requirements on or even prohibit hydraulic fracturing in some areas. Legislation and/or regulations have been adopted in many U.S. states that require additional disclosure regarding chemicals used in the hydraulic fracturing process. Legislation, regulations, and/or policies have also been adopted at the state level that impose other types of requirements on hydraulic fracturing operations (such as limits on operations in the event of certain levels of seismic activity). Additional legislation and/or regulations have been adopted or are being considered at the state and local level that could impose further chemical disclosure or other regulatory requirements (such as prohibitions on hydraulic fracturing operations in certain areas) that could affect our operations. Four states (New York, Maryland, Vermont, and Washington) have banned the use of high volume hydraulic fracturing, Oregon has adopted a five-year moratorium, and Colorado has enacted legislation providing local governments with regulatory authority over hydraulic fracturing operations. Local jurisdictions in some states have adopted ordinances that restrict or in certain cases prohibit the use of hydraulic fracturing, although many of these ordinances have been challenged and some have been overturned. The adoption of any future federal, state or local laws or regulations imposing reporting obligations on, or limiting or banning, the hydraulic fracturing process could make it more difficult to complete natural gas and oil wells and could have a material adverse effect on our business, results of operations, and financial condition.

Our and our customers’ operations are subject to a number of risks arising out of the threat of climate change that could result in increased operating and capital costs, limit the areas in which oil and natural gas production may occur and reduce demand for our services.

The physical and regulatory effects of climate change could have a negative impact on our operations, our customers’ operations and the overall demand for our customers’ products and, accordingly, our services. There is an increasing focus of local, state, regional, national and international regulatory bodies on GHG emissions and climate change issues. Legislation to regulate GHG emissions has periodically been introduced in the U.S. Congress, and there has been a wide-ranging policy debate, both in the United States and internationally, regarding the impact of these gases and possible means for their regulation. These efforts have included consideration of cap-and-trade programs, carbon taxes, GHG reporting, tracking programs, attestation requirements and regulations that directly limit GHG emissions from certain sources. Some of the proposals would require industries to meet stringent new standards that would require substantial reductions in carbon emissions. Those reductions could be costly and difficult to implement. In the absence of federal GHG-limiting legislation, the EPA has determined that GHG emissions present a danger to public health and the environment and has adopted regulations that, among other things, establish construction and operating permit reviews for GHG emissions from certain large stationary sources, require the monitoring and annual reporting of GHG emissions from certain oil and natural gas system sources, implement CAA emission standards directing the reduction of methane emissions from certain new, modified, or reconstructed facilities in the oil and natural gas sector, and together with the U.S. Department of Transportation, implement GHG emissions limits on vehicles manufactured for operation in the United States.

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

Governmental, scientific, and public concern over the threat of climate change arising from GHG emissions has resulted in increasing political risks in the United States. President Biden and the Democratic Party have identified climate change as a priority, and it is possible that additional executive orders and/or regulatory action targeting greenhouse gas emissions, or prohibiting or restricting oil and natural gas development activities in certain areas, will be proposed and/or promulgated during the Biden Administration. In 2021, President Biden issued an executive order imposing a moratorium on new oil and natural gas leasing on federal lands and offshore waters pending completion of a comprehensive review and reconsideration of federal oil and natural gas permitting and leasing practices. President Biden’s order also established climate change as a primary foreign policy and national security consideration, affirms that achieving net-zero greenhouse gas emissions by or before midcentury is a critical priority, affirms the Biden Administration’s desire to establish the United States as a leader in addressing climate change, generally further integrates climate change and environmental justice considerations into government agencies’ decision-making, and eliminates fossil fuel subsidies, among other measures. Although a federal judge for the U.S. District Court of the Western District of Louisiana issued a permanent injunction in 13 states that filed a lawsuit against the pause of oil and natural gas leasing on public lands or in offshore waters, the Biden Administration may take other regulatory steps in the future that could impact our operations. Other actions impacting oil and natural gas production activities that could be pursued by the Biden administration may include more restrictive requirements for the establishment of pipeline infrastructure or the permitting of liquified natural gas export facilities, such as the January 2024 pause on permitting of certain new liquified natural gas export facilities. Moreover, in August 2022, President Biden signed into law the Inflation Reduction Act, which contains tax inducements and other provisions that incentivize investment, development, and deployment of alternative energy sources and technologies, which could increase operating costs within the oil and natural gas industry and accelerate the transition away from fossil fuels.

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

For example, in the United States, the Comprehensive Environmental Response Compensation and Liability Act of 1980, as amended (“CERCLA”), and comparable state statutes impose strict liability on owners and operators of sites, including prior owners and operators who are no longer active at a site, as well as persons who disposed of or arranged for the disposal of “hazardous substances” found at sites.

The Resource Conservation and Recovery Act (“RCRA”), as amended, and comparable state statutes and implementing regulations govern the disposal of “hazardous wastes.” Although CERCLA currently excludes petroleum from the definition of “hazardous substances,” and RCRA also excludes certain classes of exploration and production wastes from regulation, such exemptions may be deleted, limited, or modified in the future. The Clean Water Act (“CWA”) and analogous state laws provide for administrative, civil and criminal penalties for unauthorized discharges and, together with the Oil Pollution Act of 1999, as amended, impose liability for the remedial costs and associated damages arising out of any unauthorized discharges, including oil and produced water spills, into jurisdictional waters.

Our operations are also subject to federal, state, foreign, regional and local laws, rules and regulations for the control of air emissions, including those associated with the Clean Air Act. We and our customers may be required to make capital expenditures in the future for air pollution control equipment in connection with obtaining and maintaining operating permits and approvals for air emissions. We are also subject to regulation by numerous other regulatory agencies, including, but not limited to, the U.S. Department of Labor, which oversees employment practice standards.

Furthermore, the U.S. Occupational Safety and Health Administration (“OSHA”) promulgates and enforces laws and regulations governing the protection of the health and safety of employees. The OSHA hazard communication standard, EPA community right-to-know regulations under Title III of CERCLA and similar state statutes require that information be maintained about hazardous materials used or produced in our operations and that this information be provided to employees, state and local governments and citizens. Also, OSHA has established a variety of standards related to workplace exposure to hazardous substances and employee health and safety.

Other jurisdictions where we may conduct operations have similar environmental, employee health and safety and other regulatory regimes with which we would be required to comply. These laws, rules and regulations also require that facility sites and other properties associated with our operations be operated, maintained, abandoned and reclaimed to the satisfaction of applicable regulatory authorities. In addition, new projects or changes to existing projects may require the submission and approval of environmental assessments or permit applications. These laws, rules and regulations are subject to frequent change, and the clear trend is to place increasingly stringent limitations on activities that may affect the environment.

A failure to comply with these requirements could expose us to:

•
substantial civil, criminal and/or administrative penalties or judgments,
•
modification, denial or revocation of permits or other authorizations,
•
imposition of limitations on our operations, and
•
performance of site investigatory, remedial or other corrective actions.

In addition, environmental laws and regulations in the places that we operate impose a variety of requirements on “responsible parties” related to the prevention of spills and liability for damages from such spills. As an owner and operator of land-based drilling rigs and completion services equipment, a manufacturer and servicer of equipment and automation to the energy, marine and mining industries and a provider of directional drilling and other services, we may be deemed to be a responsible party under these laws and regulations. In the event hydrocarbons and other materials may have been disposed of, or released in or under properties currently or formerly owned or operated by us or our predecessors, which may have resulted, or may result, in soil and groundwater contamination in certain locations, any contamination found on, under or originating from the properties may be subject to remediation requirements under federal, state, foreign, regional and local laws, rules and regulations. In addition, some of these properties have been operated by third parties over whom we have no control of their treatment of hydrocarbon and other materials or the manner in which they may have disposed of or released such materials. We could be required to remove or remediate wastes disposed of or released by prior owners or operators. In addition, it is possible we could be held responsible for oil and natural gas properties in which we own an interest but are not the operator.

Technology disputes could negatively impact our operations, costs, revenues and competitiveness.

Our services and products use proprietary technology and equipment, which can involve potential infringement of a third party’s rights, or a third party’s infringement of our rights, including patent rights. The majority of the intellectual property rights relating to our drilling services equipment, completion services equipment, and drilling products are owned by us or certain of our supplying vendors. However, in the event that we or one of our customers or supplying vendors becomes involved in a dispute over infringement of intellectual property rights relating to equipment or technology owned or used by us, services performed by us or products provided by us, we may lose access to important equipment or technology or our ability to provide services or products, or we could be required to cease use of some equipment or technology or forced to modify our equipment, technology, services or products. We could also be required to pay license fees or royalties for the use of equipment or technology or provision of services or products. In addition, we may lose a competitive advantage in the event we are unsuccessful in enforcing our rights against third parties, third parties are successful in enforcing their rights against us, or our competitors are able to develop technology independently that is similar to ours without infringing on our patents or gaining access to our trade secrets.

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

Certain subsidiaries we acquired in the Ulterra acquisition are defendants in a claim brought by a subsidiary of NOV Inc. alleging breach of a license agreement related to certain patents. Such subsidiaries have asserted defenses to the claim and are defending vigorously against this claim. An unfavorable judgment or resolution of this claim not covered by indemnity could have a material adverse effect on our business, financial condition and results of operations.

The design, manufacture, sale or rental and servicing of products, including drill bits and electrical controls, may subject us to liability for personal injury, property damage and environmental contamination should such equipment fail to perform to specifications.

We provide products, including specialized drill bit solutions and electrical controls, to customers involved in oil and natural gas exploration, development and production and in the marine and mining industries. Because of applications that use our products and services, a failure of such equipment, or a failure of our customer to maintain or operate the equipment properly, could cause harm to our reputation, contractual and warranty-related liability, damage to the equipment, damage to the property of customers and others, personal injury and environmental contamination, leading to claims against us. Any lawsuits or claims against us could have a material adverse effect on our business, financial condition and results of operations.

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

We provide specialized drill bit solutions throughout North America and internationally in over 30 countries, as well as contract drilling services in Colombia. We also sell products, including electrical controls, for use in numerous oil and natural gas producing regions outside of North America. In addition, through our Superior QC business, we occasionally provide remote data analytics and other services to customers to support their operations outside of the United States. We also continue to evaluate opportunities from time to time to provide our services and products outside of the United States. International operations and sales or rentals of products are subject to certain political, economic and other uncertainties generally not encountered in U.S. operations, including increased risks of social and political unrest, changing political conditions and changing laws and policies affecting trade and investment, strikes, work stoppages, labor disputes and other slowdowns, terrorism, war, kidnapping of employees, blockades, regional economic downturns, nationalization, forced negotiation or modification of contracts, difficulty resolving disputes and enforcing contractual rights, difficulty in collecting international accounts receivable, potentially longer payment cycles, expropriation of equipment as well as expropriation of oil and natural gas exploration and drilling rights, foreign taxation and customs regulations, the overlap of different tax structures, changes in taxation policies, foreign exchange restrictions and restrictions on repatriation of income and capital, currency rate fluctuations, increased governmental ownership and regulation of the economy and industry in the markets in which we may operate, economic and financial instability of national oil companies, and restrictive governmental regulation, bureaucratic delays and general hazards associated with foreign sovereignty over certain areas in which operations are conducted.

There can be no assurance that there will not be changes in local laws, regulations and administrative requirements, or the interpretation thereof, which could have a material adverse effect on the cost of entry into international markets, the profitability of international operations or the ability to continue those operations in certain areas. Because of the impact of local laws, any current and future international operations in certain areas may be conducted through entities in which local citizens own interests and through entities (including joint ventures) in which we hold only a minority interest or pursuant to arrangements under which we conduct operations under contract to local entities. While we do not control the actions of our joint venture partners, their actions could have an effect on our investment in the joint ventures and more generally our overall reputation. While we believe that neither operating through such entities nor pursuant to such arrangements would have a material adverse effect on our operations or revenues, there can be no assurance that we will in all cases be able to structure or restructure our operations to conform to local law (or the administration thereof) on terms we find acceptable. Additionally, we may be subject to foreign governmental regulations favoring or requiring the awarding of contracts to local contractors or requiring foreign contractors to employ citizens of, or purchase supplies from, a particular jurisdiction. These regulations could adversely affect our ability to compete.

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

In addition, the U.S. Foreign Corrupt Practices Act (“FCPA”) and similar anti-bribery laws in other jurisdictions generally prohibit companies and their intermediaries from making improper payments to foreign officials for the purpose of obtaining or retaining business. Some parts of the world where our services are or could be provided or where our consumers for products are located have experienced governmental corruption to some degree and, in certain circumstances, strict compliance with anti-bribery laws may conflict with local customs and practice and could impact business. Any failure to comply with the FCPA or other anti-bribery legislation could subject to us to civil, criminal and/or administrative penalties or other sanctions, which could have a material adverse impact on our business, financial condition and results of operation. In addition, investors could negatively view potential violations, inquiries or allegations of misconduct under the FCPA or similar laws, which could adversely affect our reputation and the market for our shares. We could also face fines, sanctions and other penalties from authorities in the relevant foreign jurisdictions, including prohibition of our participating in or curtailment of business operations in those jurisdictions and the seizure of drilling rigs, completion services equipment, manufacturing facilities, drilling products or other assets.

Many countries, including the United States, control the import and export of certain goods, services and technology and impose related import and export recordkeeping and reporting obligations. Governments also may impose economic sanctions against certain countries, persons and other entities that may restrict or prohibit transactions involving such countries, persons and entities. In particular, U.S. sanctions are targeted against certain countries that are heavily involved in the oil and natural gas industry. The laws and regulations concerning import and export activity, recordkeeping and reporting, including customs, export controls and economic sanctions, are complex and constantly changing. Any failure to comply with applicable legal or regulatory requirements governing international trade could also result in criminal and civil penalties and sanctions, such as fines, imprisonment, debarment from government contracts, seizure of shipments and loss of import and export privileges.

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

We are subject to complex and evolving laws and regulations regarding data privacy and security.

Governments around the world have implemented, and continue to implement, laws and regulations regarding data privacy and security, including with respect to the protection and processing of personal employee and customer data. These laws and regulations vary from jurisdiction to jurisdiction, and we are obligated to comply in all jurisdictions in which we conduct business. In the normal course of business, we and our third-party vendors or service providers may collect, process, and store data that is subject to those specific laws and regulations governing personal data. Failure to comply with these laws and regulations could subject us to significant liability, including fines, penalties, and potential criminal sanctions.

Financial Risks

Investor sentiment and public perception related to the oil and natural gas industry and to ESG initiatives could increase our costs of capital and our reporting requirements and impact our operations.

There are financial risks for oil and natural gas producers, as stockholders and bondholders currently invested in oil and natural gas companies and concerned about the potential effects of climate change, ESG and other sustainability-related issues may elect in the future to shift some or all of their investments into non-fossil fuel energy related sectors, or into competitors who are perceived to have stronger ESG practices and disclosures. Our ESG practices and disclosures may not satisfy investor requirements or their requirements may not be made known to us. We may continue to face pressure regarding our ESG practices and disclosures.

We have developed, and will continue to develop, goals and other objectives related to ESG and sustainability matters. Statements related to these goals and objectives made in our published Sustainability Report and other public disclosure reflect our current plans and do not constitute a guarantee that they will be achieved. Our ability to achieve any stated goal or objective is subject to numerous factors and conditions, some of which are outside of our control. Our efforts to accurately report on ESG and sustainability matters, including our efforts to research, establish, accomplish and accurately report on our goals and objectives, expose us to numerous operational, reputational, financial, legal, and other risks. Standards for tracking and reporting on ESG and sustainability matters, including climate-related matters, have not been harmonized and continue to evolve. Our processes and controls for reporting on ESG and sustainability matters, including our goals and objectives, may not always comply with evolving and disparate standards for identifying, measuring, and reporting such metrics, including any climate change and sustainability-related public company disclosure requirements adopted by the SEC, and such standards may change over time, which could result in significant revisions to our current ESG practices and disclosures.

The lending and investment practices of institutional lenders and investors have been the subject of intensive lobbying efforts in recent years, oftentimes public in nature, not to provide funding for oil and natural gas producers, and some lenders and insurers have announced that they will not lend to or provide insurance for oil and natural gas companies. Limitation of investments in and financings for oil and natural gas could result in the restriction, delay, or cancellation of drilling and completion programs or development of production activities. An increasing number of our customers consider sustainability factors in awarding work. If we are unable to meet the ESG standards or investment criteria set by our customers, investors and other parties, which continue to evolve, if we are unable to successfully continue our sustainability enhancement efforts, or if, notwithstanding our own efforts, our industry becomes the focus of increasing ESG and sustainability related pressures, we may lose customers, we may lose investors, our cost of capital may increase, our stock price may be negatively impacted, our reputation may be negatively affected, and it may be more difficult for us to effectively compete or assess acquisitions. At the same time, some stakeholders and regulators have increasingly expressed or pursued opposing views, legislation, and investment expectations with respect to ESG, including the enactment or proposal of “anti-ESG” legislation or policies. By publishing our Sustainability Report from time to time, our business may also face increased scrutiny related to ESG activities and be unable to satisfy all stakeholders.

Variable rate indebtedness subjects us to interest rate risk, which could cause our debt service obligations to increase significantly.

We have in place a committed senior unsecured credit facility that includes a revolving credit facility. Interest is paid on the outstanding principal amount of borrowings under the credit facility at a floating rate based on, at our election, the SOFR rate (subject to a 0.10% per annum adjustment) or base rate, in each case subject to a 0% floor. The applicable margin on SOFR rate loans varies from 1.00% to 2.00% and the applicable margin on base rate loans varies from 0.00% to 1.00%, in each case determined based on our credit rating. As of December 31, 2023, the applicable margin on SOFR rate loans was 1.75% and the applicable margin on base rate loans was 0.75%. As of December 31, 2023, we had no borrowings outstanding under our revolving credit facility.

We also have in place a reimbursement agreement pursuant to which we are required to reimburse the issuing bank on demand for any amounts that it has disbursed under any of our letters of credit issued thereunder. We are obligated to pay the issuing bank interest on all amounts not paid by us on the date of demand or when otherwise due at the LIBOR rate plus 2.25% per annum. As of December 31, 2023, no amounts had been disbursed under any letters of credit, and we had $87.7 million in letters of credit outstanding under the reimbursement agreement.

Interest rates could rise for various reasons in the future and increase our total interest expense, depending upon the amounts borrowed at floating rates under these agreements or under future agreements, as well as the terms of any future amendments to our existing agreements or future agreements.

Our ability to access capital markets could be limited, and a downgrade in our credit rating could negatively impact our cost of and ability to access capital.

From time to time, we may need to access capital markets to obtain financing. Our ability to access capital markets for financing could be limited by oil and natural gas prices, our existing capital structure, the state of the economy, the health or market perceptions of the drilling and overall oil and natural gas industry, the liquidity of the capital markets and ESG-related regulatory and investor requirements and other factors. Many of the factors that affect our ability to access capital markets are outside of our control. No assurance can be given that we will be able to access capital markets on terms acceptable to us when required to do so, which could have a material adverse impact on our business, financial condition and results of operations.

Additionally, our ability to access capital markets or to otherwise obtain sufficient financing is enhanced by our senior unsecured debt ratings as provided by major U.S. credit rating agencies. Factors that may impact our credit ratings include debt levels, liquidity, asset quality, cost structure, commodity pricing levels, industry conditions and other considerations. A ratings downgrade could adversely impact our ability in the future to access debt markets, increase the cost of future debt, impact the terms of future amendments to our senior unsecured credit facility and potentially require us to post letters of credit for certain obligations.

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
•
whether or not we meet earnings estimates of securities analysts who follow us; and
•
regulatory or legal developments in the United States and the foreign countries where we operate.

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

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity

We have implemented and maintain a cybersecurity program that is aligned with the NIST Framework and reasonably designed to protect our information and to assess, identify, and manage risks from cybersecurity threats that may result in material adverse effects on the confidentiality, integrity, and availability of our information systems.

Governance

Our Board has delegated the primary responsibility to oversee cybersecurity matters to the Audit Committee. The Audit Committee regularly reviews the measures implemented by the Company to identify and mitigate data protection and cybersecurity risks. As part of such reviews, the Audit Committee receives reports and presentations from members of our senior leadership for overseeing the company’s cybersecurity risk management, including the Vice President of Information Technology, which address a wide range of topics including recent developments, evolving standards, vulnerability assessments, third-party and independent reviews, the threat environment, technological trends and information security considerations arising with respect to the Company’s peers and third parties. Such members of our senior leadership also report to the Board at least annually on cybersecurity matters, including information security and cybersecurity risk. We have protocols by which certain cybersecurity incidents that meet established reporting thresholds are escalated within the Company and, where appropriate, reported promptly to the Board and Audit Committee.

Our Audit Committee is responsible for overseeing information security and cybersecurity risk. Senior leadership communicates with the Audit Committee at least quarterly regarding information security and cybersecurity risk and formally reports to the entire Board on information security and cybersecurity risk at least annually.

At the management level, our Vice President of Information Technology, who has extensive cybersecurity knowledge and skills gained from over 18 years of work experience at our company and elsewhere, heads the team responsible for implementing, monitoring, and maintaining information security and cybersecurity practices across our businesses and reports directly to the Chief Financial Officer.

The Vice President of Information Technology receives reports on information security and cybersecurity threats from our Director of Infrastructure and Cybersecurity and in conjunction with management, regularly reviews risk management measures implemented by our company to identify and mitigate information security and cybersecurity risks. A number of experienced information security team members responsible for various parts of the business also report to the Vice President of Information Technology on an ongoing basis. In addition to our internal cybersecurity capabilities, we also regularly engage assessors, consultants, auditors, and other third parties to assist with assessing, identifying, and managing cybersecurity risks.

We have adopted a cybersecurity incident reporting process (“IRP”) that applies in the event of a cybersecurity threat or incident to provide a standardized framework for responding to security incidents. The IRP sets out a coordinated approach to investigating, containing, documenting, and mitigating incidents, including reporting findings and keeping senior management, the Board and other key stakeholders informed and involved as appropriate.

Risk Management and Strategy

Our senior management and representatives from our business units regularly communicate with the Board of Directors on risk management matters, including cybersecurity risks. Senior management conducts regular risk assessments to identify risks that have the potential to significantly affect our business over the short-, medium- and longer term and reviews with the Board of Directors risk mitigation and oversight measures, including prioritization of risk management and allocation of responsibility within our company for the management of a particular risk.

We continue to improve our cybersecurity risk assessment program and activities for assessing, identifying and managing cybersecurity risks through industry standard security frameworks and leading practices, including risk assessments and remediations, software and services, continuous systems monitoring, vendor risk management processes, incident response plans, phishing simulations, employee training, tabletop exercises and communication programs, among other measures. We also employ processes designed to assess, identify, and manage the potential impact of a security incident at critical third-party vendors, service providers or customers or otherwise implicating the third-party technology and systems we use.

All employees with a company-provided email receive annual cyber awareness training. In addition, we perform monthly phishing simulations, with remediation training required as necessary.

While we have not experienced material cybersecurity threats or incidents, or threats or incidents that are reasonably likely to materially affect us, there can be no guarantee that we will not be the subject of future successful attacks, threats or incidents. Information on cybersecurity risks and threats we face can be found in Part I, Item 1A “Risk Factors” of this Report under the heading “Our business is subject to cybersecurity risks and threats.”

Item 2. Properties

Our property consists primarily of drilling rigs and related equipment, completion services equipment and rental bits. We own substantially all of the equipment used in our businesses.

Our corporate headquarters is in leased office space and is located at 10713 W. Sam Houston Parkway N., Suite 800, Houston, Texas, 77064. Our telephone number at that address is (281) 765-7100.

Drilling Services — Our drilling services are supported by multiple offices and yard facilities located throughout our areas of operations, including Texas, Oklahoma, Colorado, North Dakota, Wyoming, Pennsylvania, Ohio, and internationally in Colombia. Our servicing of equipment for drilling contractors is supported by offices and yard facilities located in Texas. Our electrical controls and automation operation is supported by an office and yard facility in Texas.

Completion Services — Our completion services are supported by multiple offices and yard facilities located in the Permian, Marcellus Shale/Utica Basins, Haynesville and Eagle Ford, among others.

Drilling Products — Our drilling products segment is supported by multiple offices and manufacturing and distributing facilities located through North America and internationally in over 30 countries.

Other — Our oilfield rental operations are supported by offices and yard facilities located in Texas, Oklahoma and Ohio. Our interests in oil and natural gas assets are primarily located in Texas and New Mexico.

We own or lease administrative offices, manufacturing facilities, research centers, and other facilities throughout the world, none of which is individually material. We believe that our existing facilities are suitable and adequate to meet our needs.

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

(b) Holders

As of February 9, 2024, there were approximately 800 holders of record of our common stock.

(c) Dividends

On February 14, 2024, our Board of Directors approved a cash dividend on our common stock in the amount of $0.08 per share to be paid on March 15, 2024 to holders of record as of March 1, 2024. The amount and timing of all future dividend payments, if any, are subject to the discretion of the Board of Directors and will depend upon business conditions, results of operations, financial condition, terms of our debt agreements and other factors. Our Board of Directors may, without advance notice, reduce or suspend our dividend in order to improve our financial flexibility and position our company for long-term success. There can be no assurance that we will pay a dividend in the future.

(d) Issuer Purchases of Equity Securities

The table below sets forth the information with respect to purchases of our common stock made by us during the quarter ended December 31, 2023.

Period Covered	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (in thousands) (2)
October 2023	58,178	$12.87	—	$281,031
November 2023	1,858,670	$11.91	1,834,546	$259,183
December 2023	5,121,552	$11.07	4,825,639	$205,676
Total	7,038,400		6,660,185

(1)
378,215 shares were withheld in the fourth quarter with respect to employees’ tax withholding obligations upon the settlement of performance unit awards and the vesting of restricted stock units. These shares were acquired at fair market value. These acquisitions were made pursuant to the terms of the Patterson-UTI Energy, Inc. Amended and Restated 2014 Long-Term Incentive Plan, as amended, the Patterson-UTI Energy, Inc. 2021 Long-Term Incentive Plan, as amended, the NexTier Oilfield Solutions Inc. Equity and Incentive Award Plan and the NexTier Oilfield Solutions Inc. (Former C&J Energy) Management Incentive Plan, and not pursuant to the stock buyback program.

(2)
In September 2013, our Board of Directors approved a stock buyback program. In April 2023, our Board of Directors approved an increase of the authorization under the stock buyback program to allow for an aggregate of $300 million of future share repurchases. In February 2024, our Board of Directors approved an increase of the authorization under the stock buyback program to allow for an aggregate of $1 billion of future share repurchases. All purchases executed to date have been through open market transactions. Purchases under the buyback program are made at management’s discretion, at prevailing prices, subject to market conditions and other factors. Purchases may be made at any time without prior notice. There is no expiration date associated with the buyback program.

(e) Performance Graph

The following graph compares the cumulative stockholder return of our common stock for the period from December 31, 2018 through December 31, 2023, with the cumulative total return of the S&P 500 Index, the S&P SmallCap 600 Index and the Oilfield Service Index.

The graph assumes investment of $100 on December 31, 2018 and reinvestment of all dividends.

Index Data: Copyright Standard and Poor’s, Inc. Used with permission. All rights reserved.

	Fiscal Year Ended December 31,
	2018	2019	2020	2021	2022	2023
Company/Index	($)	($)	($)	($)	($)	($)
Patterson-UTI Energy, Inc.	100.00	103.08	52.77	85.63	172.71	113.70
S&P 500 Index	100.00	131.47	155.65	200.29	163.98	207.04
S&P SmallCap 600 Index	100.00	122.74	136.53	173.04	145.10	168.23
Oilfield Service Index	100.00	99.45	57.60	69.55	112.31	114.47

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management Overview — We are a Houston, Texas-based leading provider of drilling and completion services to oil and natural gas exploration and production companies in the United States and other select countries, including contract drilling services, integrated well completion services and directional drilling services in the United States, and specialized drill bit solutions in the United States, Middle East and many other regions around the world. We operate under three reportable business segments: (i) drilling services, (ii) completion services, and (iii) drilling products.

Drilling Services

Our contract drilling business operates in the continental United States and internationally in Colombia and, from time to time, we pursue contract drilling opportunities in other select markets. We also provide a comprehensive suite of directional drilling services in most major producing onshore oil and natural gas basins in the United States, and we provide services that improve the statistical accuracy of wellbore placement for directional and horizontal wells. We also service and re-certify equipment for drilling contractors, and we provide electrical controls and automation to the energy, marine and mining industries, in North America and other select markets.

We have addressed our customers’ needs for drilling horizontal wells in shale and other unconventional resource plays by improving the capabilities of our drilling fleet. The U.S. land rig industry has in recent years referred to certain high specification rigs as “super-spec” rigs, which we consider to be at least a 1,500 horsepower, AC-powered rig that has at least a 750,000-pound hookload, a 7,500-psi circulating system, and is pad-capable. Due to evolving customer preferences, we refer to certain premium rigs as “Tier-1, super spec” rigs, which we consider as being a super-spec rig that also has a third mud pump and raised drawworks that allows for more clearance underneath the rig floor. As of December 31, 2023, our rig fleet included 173 super-spec rigs, of which 131 were Tier-1, super-spec rigs.

Completion Services

Our well completion services business consists of services for hydraulic fracturing, wireline and pumping, completion support, and cementing. It also includes our power solutions natural gas fueling business and our proppant last mile logistics and storage business. Our completion services business operates in several of the most active basins in the continental United States including the Permian, the Marcellus Shale/Utica, the Eagle Ford, Mid-Continental, Haynesville, and the Bakken/Rockies.

To address evolving customer preferences for emissions-reducing equipment, we have invested in natural gas-powered equipment, including electric pumps, to replace legacy diesel completion services equipment.

Drilling Products

We serve the energy and mining markets by manufacturing and distributing drill bits through North America and internationally in over 30 countries. Our drilling equipment is used in oil and natural gas exploration and production and in mining operations. We have manufacturing and repair facilities located in Fort Worth, Texas, Leduc, Alberta and Saudi Arabia and repair facilities located in Argentina, Colombia and Oman.

Recent Developments in Market Conditions and Outlook — Crude oil prices and demand for drilling and completion equipment and services increased from 2021 to 2022, and industry supply of Tier-1, super-spec rigs became constrained. Commodity price volatility in the second quarter of 2023 resulted in a decline in industry activity; commodity prices subsequently increased during the third quarter before declining in the fourth quarter of 2023. The current demand for equipment and services remains dependent on macro conditions, including commodity prices, geopolitical environment, inflationary pressures, economic conditions in the United States and elsewhere, as well as customer consolidation and focus by exploration and production companies and service companies on capital returns.

Oil prices averaged $78.53 per barrel in the fourth quarter of 2023 and closed at 78.72 per barrel on February 20, 2024. Natural gas prices (based on the Henry Hub Spot Market Price) averaged $2.74 per MMBtu in the fourth quarter of 2023 and closed at $1.50 per MMBtu on February 20, 2024.

Quarterly average oil prices and our quarterly average number of rigs operating in the United States for 2021, 2022 and 2023 are as follows:

	1st	2nd	3rd	4th
	Quarter	Quarter	Quarter	Quarter
2021:
Average oil price per Bbl (1)	$57.79	$66.09	$70.62	$77.45
Average rigs operating per day – U.S. (2)	69	73	80	106
2022:
Average oil price per Bbl (1)	$94.45	$108.72	$93.18	$82.79
Average rigs operating per day – U.S. (2)	115	121	128	131
2023:
Average oil price per Bbl (1)	$75.93	$73.54	$82.25	$78.53
Average rigs operating per day – U.S. (2)	131	128	120	118

(1)
The average oil price represents the average monthly WTI spot price as reported by the United States Energy Information Administration.
(2)
A rig is considered to be operating if it is earning revenue pursuant to a contract on a given day.

Our average active U.S. rig count for the fourth quarter of 2023 was 118 rigs. This was a decrease from our average active rig count for the third quarter of 2023 of 120 rigs. Our active U.S. rig count at December 31, 2023 of 121 rigs was less than the rig count of 132 rigs at December 31, 2022, due in large part to the decline in commodity prices and reduced demand for drilling services in the United States. We expect our rig count in the United States will average 120 rigs in the first quarter of 2024. Term contracts help support our operating rig count. Based on contracts in place in the United States as of February 14, 2024, we expect an average of 79 rigs operating under term contracts during the first quarter of 2024 and an average of 52 rigs operating under term contracts during 2024.

We maintain a backlog of commitments for contract drilling services under term contracts, which we define as contracts with a duration of six months or more. Our contract drilling backlog in the United States as of December 31, 2023 and 2022 was approximately $700 million and $830 million, respectively. Approximately 16% of our total contract drilling backlog in the United States at December 31, 2023 is reasonably expected to remain after 2024. See Note 3 of Notes to consolidated financial statements in Item 8 of this Report and “Item 1A. Risk Factors – Our current backlog of contract drilling revenue may decline and may not ultimately be realized, as fixed-term contracts may in certain instances be terminated without an early termination payment.”

Our completion services business was impacted by calendar inefficiencies during the second half of 2023 resulting from a decline in customer activity during the third quarter. Completion services activity stabilized in the fourth quarter of 2023. We believe activity will modestly decline in the first quarter of 2024.

Drilling products demand increased from the third quarter of 2023 despite a decline in the global rig count. Drilling Products demand is expected to remain steady through the first quarter, given the expectation for a steady market in the U.S. and moderate growth in international markets relative to what we saw in the fourth quarter.

Cash capital expenditures for 2023 totaled $616 million. This was an increase from the $437 million of cash capital expenditures in 2022 due largely to the Ulterra acquisition and NexTier merger in 2023. Based on our current outlook for activity, we expect our capital expenditures for 2024 to be approximately $740 million.

Recent Developments in Business Combinations — On September 1, 2023, we completed our merger (the “NexTier merger”) with NexTier Oilfield Solutions Inc. (“NexTier”). Each share of common stock of NexTier issued and outstanding immediately prior to the effective time (including outstanding restricted shares) was converted into the right to receive 0.752 shares of our common stock, which based on the closing price of our common stock of $14.91 on September 1, 2023, valued the transaction at approximately $2.8 billion, including the assumption of debt. NexTier is a predominately U.S. land-focused oilfield service provider, with a diverse set of well completion and production services across a variety of active basins.

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

Recent Developments in Debt Financing — On September 13, 2023, we completed the offering of $400 million in aggregate principal amount of our 7.15% Senior Notes due 2033 (the “2033 Notes”). The net proceeds before offering expenses were approximately $396 million, which we used to repay amounts outstanding under our revolving credit facility.

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

As of December 31, 2023, we had no borrowings outstanding under our revolving credit facility. We had $2.6 million in letters of credit outstanding under the Credit Agreement at December 31, 2023 and, as a result, had available borrowing capacity of approximately $597 million at that date.

During the first quarter of 2023, we elected to repurchase portions of our 3.95% Senior Notes due 2028 (the “2028 Notes”) and our 5.15% Senior Notes due 2029 (the “2029 Notes”) in the open market. The principal amounts retired through these transactions totaled $6.0 million of our 2028 Notes and $3.0 million of our 2029 Notes, plus accrued interest. We recorded corresponding gains on the extinguishment of these amounts totaling $0.8 million and $0.3 million, respectively, net of the proportional write-off of associated deferred financing costs and original issuance discounts. These gains are included in “Interest expense, net of amount capitalized” in our consolidated statements of operations included as a part of Item 8 of this Report.

During the fourth quarter of 2022, we elected to repurchase portions of our 2028 Notes and 2029 Notes (as defined above) in the open market. The principal amounts retired through these transactions totaled $21.0 million of our 2028 Notes and $1.4 million of our 2029 Notes, plus accrued interest. We recorded corresponding gains on the extinguishment of these amounts totaling $2.3 million and $0.1 million, respectively, net of the proportional write-off of associated deferred financing costs and original issuance discounts. These gains are included in “Interest expense, net of amount capitalized” in our consolidated statements of operations included as a part of Item 8 of this Report.

Impact on our Business from Oil and Natural Gas Prices and Other Factors — Our revenues, profitability and cash flows are highly dependent upon prevailing prices for oil and natural gas, expectations about future prices, and upon our customers’ ability to access, and willingness to deploy, capital to fund their operating and capital expenditures. During periods of improved oil and natural gas prices, the capital spending budgets of oil and natural gas operators tend to expand, which generally results in increased demand for our services. Conversely, in periods when oil and natural gas prices are relatively low or when our customers have a reduced ability to access, or willingness to deploy capital, the demand for our services generally weakens, and we experience downward pressure on pricing for our services. Even during periods of historically moderate or high prices for oil and natural gas, companies exploring for oil and natural gas may cancel or curtail programs or reduce their levels of capital expenditures for exploration and production for a variety of reasons, which could reduce demand for our services. We may also be impacted by delayed customer payments and payment defaults associated with customer liquidity issues and bankruptcies.

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

For the three years ended December 31, 2023, our operating revenues and net income consisted of the following (dollars in thousands):

	2023		2022		2021
Drilling services	$1,919,759	46.3%	$1,544,820	58.3%	$784,218	57.8%
Completion services	2,017,440	48.7%	1,022,413	38.6%	523,756	38.6%
Drilling products	134,679	3.2%	—	0.0%	—	0.0%
Other	74,578	1.8%	80,359	3.1%	49,107	3.6%
	$4,146,456	100.0%	$2,647,592	100.0%	$1,357,081	100.0%

Net income (loss)	$245,952		$154,658		$(654,545)

Results of Operations

Effective as of the third quarter of 2023, we revised our reportable segments to align with certain changes in how our Chief Operating Decision Maker (“CODM”) manages and allocates resources to our business as a result of the Ulterra acquisition and NexTier merger. We now have the following reportable business segments: (i) drilling services, (ii) completion services and (iii) drilling products. Accordingly, we recast our results of operations for the first half of 2023 and the year ended December 31, 2022 to align with our revised reportable segments.

Comparison of the years ended December 31, 2023 and 2022

The following tables summarize results of operations by business segment for the years ended December 31, 2023 and 2022:

	Year Ended December 31,
Drilling Services (1)	2023	2022	% Change
	(Dollars in thousands)
Revenues	$1,919,759	$1,544,820	24.3%
Direct operating costs	1,119,200	1,025,904	9.1%
Adjusted gross profit (2)	800,559	518,916	54.3%
Selling, general and administrative	15,014	15,027	(0.1)%
Depreciation, amortization and impairment	364,312	354,116	2.9%
Other operating income, net	(769)	(34)	2,161.8%
Operating income	$422,002	$149,807	181.7%
Capital expenditures	$334,780	$272,521	22.8%

Operating days – U.S. (3)	45,270	45,216	0.1%
Average revenue per operating day – U.S.	$36.24	$27.57	31.5%
Average direct operating costs per operating day – U.S.	$19.42	$17.32	12.1%
Average adjusted gross profit per operating day – U.S. (3)	$16.83	$10.25	64.2%

(1)
Drilling services segment represents our contract drilling, directional drilling, oilfield technology and electrical controls and automation businesses.
(2)
Adjusted gross profit is defined as revenues less direct operating costs (excluding depreciation, amortization and impairment expense). See Non-GAAP Financial Measures below for a reconciliation of GAAP gross profit to adjusted gross profit by segment.
(3)
Operational data relates to our contract drilling business. A rig is considered to be operating if it is earning revenue pursuant to a contract on a given day.

Revenues increased primarily due to improved pricing from our contract drilling business within the United States.

Direct operating costs increased primarily due to inflationary pressure on labor and supplies.

The increase in capital expenditures was primarily due to higher maintenance capital expenditures related to upgrading of certain rig components.

	Year Ended December 31,
Completion Services (1)	2023	2022	% Change
	(Dollars in thousands)
Revenues	$2,017,440	$1,022,413	97.3%
Direct operating costs	1,567,940	781,385	100.7%
Adjusted gross profit (2)	449,500	241,028	86.5%
Selling, general and administrative	26,050	8,763	197.3%
Depreciation, amortization and impairment	283,230	98,162	188.5%
Operating income	$140,220	$134,103	4.6%
Capital expenditures	$214,746	$137,935	55.7%

(1)
Completion services represents the combination of well completion business from the NexTier merger and our legacy pressure pumping business.
(2)
Adjusted gross profit is defined as revenues less direct operating costs (excluding depreciation, amortization and impairment expense). See Non-GAAP Financial Measures below for a reconciliation of GAAP gross profit to adjusted gross profit by segment.

The changes for the year ended December 31, 2023 as compared to December 31, 2022 can be primarily attributed to the NexTier merger, which closed on September 1, 2023. The NexTier merger had a material impact on our reported results of operations. In order to provide a more meaningful basis for comparison, the discussion on changes below is focused on changes between comparable periods, excluding the effects of the NexTier merger. However, these comparisons do not necessarily reflect what the results of our legacy pressure pumping business would have been had the NexTier merger not occurred and our legacy pressure pumping business continued to operate as a standalone business.

Completion services revenues and direct operating costs, excluding the effects of the NexTier merger, decreased $80.5 million and $49.3 million, or 7.9% and 6.3%, respectively due to calendar inefficiencies and lower customer pricing in 2023.

Selling, general and administrative expense, excluding the effects of the NexTier merger, was relatively flat, totaling $9.5 million in 2023 compared to $8.8 million in 2022.

Depreciation, amortization and impairment, excluding the effects of the NexTier merger, increased $44.2 million, or 45%. The increase was primarily attributable to the change in the estimated useful lives of certain components to reflect recent trends in increased intensity and pumping hours per day in servicing larger jobs. See Note 1 of Notes to consolidated financial statements for additional information on this change in accounting estimate.

Capital expenditures, excluding the effects of the NexTier merger, decreased $32.8 million or 23.8%. The decrease was primarily due to the activation of our twelfth spread in 2022.

	Year Ended December 31,
Drilling Products	2023	2022	% Change
	(Dollars in thousands)
Revenues	$134,679	$—	N/A
Direct operating costs	81,555	—	N/A
Adjusted gross profit (1)	53,124	—	N/A
Selling, general and administrative	11,158	—	N/A
Depreciation, amortization and impairment	48,467	—	N/A
Operating loss	$(6,501)	$—	N/A
Capital expenditures	$24,572	$—	N/A

(1)
Adjusted gross profit is defined as revenues less direct operating costs (excluding depreciation, amortization and impairment expense). See Non-GAAP Financial Measures below for a reconciliation of GAAP gross profit to adjusted gross profit by segment.

The results of our drilling products segment reflect the operations of our Ulterra acquisition, from the closing date of August 14, 2023 until December 31, 2023. As such, there were no comparable results for the year ended December 31, 2022.

Direct operating costs and depreciation, amortization and impairment were approximately $11.0 million and $18.0 million higher than they would have otherwise been, respectively, as a result of the step up to fair value of our drill bits in accordance with purchase accounting for a business combination.

	Year Ended December 31,
Other	2023	2022	% Change
	(Dollars in thousands)
Revenues	$74,578	$80,359	(7.2)%
Direct operating costs	42,624	39,261	8.6%
Adjusted gross profit (1)	31,954	41,098	(22.2)%
Selling, general and administrative	888	826	7.5%
Depreciation, depletion, amortization and impairment	28,237	26,496	6.6%
Operating income	$2,829	$13,776	(79.5)%
Capital expenditures	$24,645	$25,215	(2.3)%

(1)
Adjusted gross profit is defined as revenues less direct operating costs (excluding depreciation, depletion, amortization and impairment expense). See Non-GAAP Financial Measures below for a reconciliation of GAAP gross profit to adjusted gross profit by segment.

Revenue decreased from 2022 primarily due to a $10.5 million decrease in our oil and natural gas revenues resulting from unfavorable crude oil market prices and decreased production. Average WTI-Cushing prices in 2023 were $77.58 per barrel as compared to $94.90 per barrel in 2022. This decrease was partially offset by a $4.7 million increase in revenues from our oilfield rentals business.

	Year Ended December 31,
Corporate	2023	2022	% Change
	(Dollars in thousands)
Selling, general and administrative	$116,852	$91,973	27.1%
Merger and integration expenses	$98,077	$2,069	4,640.3%
Depreciation	$7,170	$5,171	38.7%
Other operating income, net	$(16,345)	$(12,558)	30.2%
Credit loss expense	$842	$—	NA
Interest income	$6,122	$360	1,600.6%
Interest expense	$52,870	$40,256	31.3%
Other income (expense)	$1,898	$(3,273)	NA
Capital expenditures	$16,947	$1,126	1,405.1%

Selling, general and administrative expense increased primarily due to increased personnel costs as a result of higher headcount, wage growth and changes in stock-based compensation. A portion of the increased personnel costs resulted from incremental headcount for corporate functions as part of the NexTier merger.

Merger and integration expense increased due to closing the Ulterra acquisition and NexTier merger in 2023. The increase was primarily attributable to $84.8 million of accelerated stock-based compensation expense and additional cash compensation associated with severance payments as well as certain legal, financial advisory, and other professional fees in order to consummate the transactions.

Other operating income, net increased primarily due to a $5.2 million favorable legal settlement and a $6.5 million reversal of cumulative compensation costs associated with certain performance-based restricted stock units in 2023.

Interest income increased due to interest received from a higher average cash balance in 2023.

Interest expense increased due to the issuance of 2033 Notes in the third quarter of 2023 and finance leases acquired as part of the Ulterra acquisition and NexTier merger.

The increase in capital expenditures was primarily due to the purchase of an aircraft in 2023.

Comparison of the years ended December 31, 2022 and 2021

Effective as of the third quarter of 2023, we revised our reportable segments to align with certain changes in how our CODM manages and allocates resources to our business as a result of the Ulterra acquisition and NexTier merger. We now have the following reportable business segments: (i) drilling services, (ii) completion services, and (iii) drilling products. Accordingly, we recast our results of operations for the years ended December 31, 2022 and 2021 to align with our revised reportable segments.

The following tables summarize our recast results of operations by business segment for the years ended December 31, 2022 and 2021:

	Year Ended December 31,
Drilling Services (1)	2022	2021	% Change
	(Dollars in thousands)
Revenues	$1,544,820	$784,218	97.0%
Direct operating costs	1,025,904	577,983	77.5%
Adjusted gross profit (2)	518,916	206,235	151.6%
Selling, general and administrative	15,027	10,861	38.4%
Depreciation, amortization and impairment	354,116	660,402	(46.4)%
Other operating (income) expenses, net	(34)	25	NA
Operating income (loss)	$149,807	$(465,053)	NA
Capital expenditures	$272,521	$118,496	130.0%

Operating days – U.S. (3)	45,216	29,960	50.9%
Average revenue per operating day – U.S.	$27.57	$21.64	27.4%
Average direct operating costs per operating day – U.S.	$17.32	$15.11	14.6%
Average adjusted gross profit per operating day – U.S. (3)	$10.25	$6.53	56.9%

(1)
Drilling services segment represents our contract drilling, directional drilling, oilfield technology and electrical controls and automation businesses.
(2)
Adjusted gross profit is defined as revenues less direct operating costs (excluding depreciation, amortization and impairment expense). See Non-GAAP Financial Measures below for a reconciliation of GAAP gross profit to adjusted gross profit by segment.
(3)
Operational data relates to our contract drilling business. A rig is considered to be operating if it is earning revenue pursuant to a contract on a given day.

Revenues increased primarily due to an increase in operating days and improved pricing within our contact drilling business as well as increased job activity and improved pricing within our directional drilling business. Average revenue per operating day increased primarily due to improved pricing.

Direct operating costs increased due to an increase in operating days, increased reactivation costs and inflationary cost pressure on labor and supplies within our contract drilling business. A portion of the increase in direct operating costs related to increased job activity and cost inflation within our directional drilling business.

Depreciation, amortization and impairment expense decreased primarily due to a $220 million impairment charge related to the abandonment of 43 legacy non-super-spec rigs and contract drilling equipment and the abandonment of an $11.4 million developed technology intangible asset and $2.5 million of directional drilling equipment in 2021. Additionally, depreciation, amortization and impairment expense decreased partially due to a lower depreciable asset base during 2022 as a result of the impairment charge taken in 2021.

The increase in capital expenditures was primarily due to rig reactivations, higher maintenance capital expenditures and upgrading certain rig components.

	Year Ended December 31,
Completion Services (1)	2022	2021	% Change
	(Dollars in thousands)
Revenues	$1,022,413	$523,756	95.2%
Direct operating costs	781,385	475,953	64.2%
Adjusted gross profit (2)	241,028	47,803	404.2%
Selling, general and administrative	8,763	7,361	19.0%
Depreciation, amortization and impairment	98,162	159,305	(38.4)%
Operating income (loss)	$134,103	$(118,863)	N/A
Capital expenditures	$137,935	$34,676	297.8%

(1)
Completion services in 2022 and 2021 represents only our legacy pressure pumping business as the NexTier merger was completed in 2023.
(2)
Adjusted gross profit is defined as revenues less direct operating costs (excluding depreciation, amortization and impairment expense). See Non-GAAP Financial Measures below for a reconciliation of GAAP gross profit to adjusted gross profit by segment.

Revenues increased primarily due to an increase in the number of higher revenue fracturing jobs, improved pricing and continued improvement in asset utilization and efficiency.

Direct operating costs increased primarily due to an increase in the number of higher cost fracturing jobs as well as inflationary cost pressure on labor and supplies.

Depreciation, amortization and impairment expense decreased due to a lower depreciable asset base in 2022 partially as a result of a $32.2 million impairment charge taken in 2021. This impairment charge was related to the abandonment of approximately 0.2 million horsepower within our fleet. Additionally, a portion of the decrease related to certain equipment that reached the end of its useful life during 2022. This decrease in 2022 outpaced incremental depreciation resulting from equipment additions in 2020 and 2021, when our capital expenditures were significantly lower.

The increase in capital expenditures was primarily due to costs associated with reactivating stacked equipment as well as upgrades and the increase in maintenance capital expenditures associated with a higher average number of active spreads.

Year Ended December 31,
Drilling products	2022	2021	% Change
(Dollars in thousands)
Revenues	$—	$—	N/A
Direct operating costs	—	—	N/A
Adjusted gross profit	—	—	N/A
Selling, general and administrative	—	—	N/A
Depreciation, amortization and impairment	—	—	N/A
Operating loss	$—	$—	N/A
Capital expenditures	$—	$—	N/A

Our drilling products segment was added through our acquisition of Ulterra in 2023. As such, there were no results for the years ended December 31, 2022 and 2021.

	Year Ended December 31,
Other	2022	2021	% Change
	(Dollars in thousands)
Revenues	$80,359	$49,107	63.6%
Direct operating costs	39,261	28,012	40.2%
Adjusted gross profit (1)	41,098	21,095	94.8%
Selling, general and administrative	826	665	24.2%
Depreciation, depletion, amortization and impairment	26,496	23,612	12.2%
Operating income (loss)	$13,776	$(3,182)	N/A
Capital expenditures	$25,215	$11,627	116.9%

(1)
Adjusted gross profit is defined as revenues less direct operating costs (excluding depreciation, depletion, amortization and impairment expense). See Non-GAAP Financial Measures below for a reconciliation of GAAP gross profit to adjusted gross profit by segment.

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

Depreciation, depletion, amortization and impairment increased primarily due to a $4.5 million impairment in our oil and natural gas assets in 2022.

The increase in capital expenditures was primarily related to incremental spending in our oilfield rentals and oil and natural gas businesses.

	Year Ended December 31,
Corporate	2022	2021	% Change
	(Dollars in thousands)
Selling, general and administrative	$91,973	$73,495	25.1%
Merger and integration expenses	$2,069	$12,060	(82.8)%
Depreciation	$5,171	$5,859	(11.7)%
Other operating (income) expenses, net	$(12,558)	$738	N/A
Credit loss expense	$—	$(1,500)	N/A
Interest income	$360	$222	62.2%
Interest expense	$40,256	$41,978	(4.1)%
Other expense	$(3,273)	$(275)	1,090.2%
Capital expenditures	$1,126	$1,521	(26.0)%

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

Other operating (income) expenses, net includes net gains associated with the disposal of assets. Accordingly, the related gains or losses have been excluded from the results of specific segments. The $12.5 million other operating income in 2022 was primarily due to the release of an $11.5 million cumulative translation adjustment from accumulated other comprehensive income into net income (loss) in our consolidated statements of operations upon substantially completing our exit from our Canadian operations.

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

Income Taxes

The effective tax rate increased by approximately 12.0% to 19.9% for 2023 compared to 7.9% for 2022. Our effective income tax rate fluctuates based on, among other factors, changes in pre-tax income in countries with varying statutory tax rates, changes in valuation allowances, and the impacts of various other permanent adjustments.

The ability to recognize a portion of our U.S. federal and state net operating losses resulted in a significant impact, through changes in valuation allowances, in our effective tax rate for the year ended December 31, 2023. This benefit was partly offset by state and local income taxes and various other permanent adjustments.

We continue to monitor income tax developments in the United States and other countries where we have legal entities. We will incorporate into our future financial statements the impacts, if any, of future regulations and additional authoritative guidance when finalized.

Liquidity and Capital Resources

Our primary sources of liquidity are cash and cash equivalents, availability under our revolving credit facility and cash provided by operating activities. As of December 31, 2023, we had approximately $435 million in working capital, including $193 million of cash and cash equivalents, and approximately $597 million available under our revolving credit facility.

As part of the NexTier merger, we assumed the obligations of NexTier Completions Solutions Inc. (“NCS”) under a Master Loan and Security Agreement (as amended, the “Master Agreement”) with Caterpillar Financial Services Corporation. The Master Agreement allows NCS to enter into secured equipment financing term loans from time to time (the “Equipment Loans”). The Equipment Loans may be drawn in multiple tranches, with each loan evidenced by a separate promissory note. The Master Agreement and the Equipment Loans contain customary affirmative and negative covenants, including limitations on further encumbrance of the collateral other than the applicable loans under the Master Agreement. We were in compliance with these covenants at December 31, 2023. The Equipment

Loans bear interest at a rate of 5.25% per annum, and we pay interest on the 1st of each month. The Equipment Loans will mature on June 1, 2025.

On August 29, 2023, we entered into the Credit Agreement Amendment, which amended our Credit Agreement. The Credit Agreement Amendment, among other things, (i) deemed certain outstanding letters of credit issued for the account of BEP Diamond Holdings Corp. (the entity we acquired in the Ulterra acquisition) with a face amount of $2.5 million to have been issued under the Credit Agreement and (ii) extended the maturity date for $85 million of revolving credit commitments of certain lenders under the Credit Agreement from March 27, 2025 to March 27, 2026. As a result, of the $600 million of revolving credit commitments under the Credit Agreement, the maturity date for $501.7 million of such commitments is March 27, 2026; the maturity date for $48.3 million of such commitments is March 27, 2025; and the maturity date for the remaining $50 million of such commitments is March 27, 2024.

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

Loans under the Credit Agreement bear interest by reference, at our election, to the SOFR rate (subject to a 0.10% per annum adjustment) or base rate, in each case subject to a 0% floor. The applicable margin on SOFR rate loans varies from 1.00% to 2.00% and the applicable margin on base rate loans varies from 0.00% to 1.00%, in each case determined based on our credit rating. As of December 31, 2023, the applicable margin on SOFR rate loans was 1.75% and the applicable margin on base rate loans was 0.75%. A letter of credit fee is payable by us equal to the applicable margin for SOFR rate loans times the daily amount available to be drawn under outstanding letters of credit. The commitment fee rate payable to the lenders varies from 0.10% to 0.30% based on our credit rating.

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

The Credit Agreement contains representations, warranties, affirmative and negative covenants and events of default and associated remedies that we believe are customary for agreements of this nature, including certain restrictions on our ability and the ability of each of our subsidiaries to grant liens and on the ability of each of our non-guarantor subsidiaries to incur debt. If our credit rating is below investment grade at both Moody’s and S&P, we will become subject to a restricted payment covenant, which would generally require us to have a Pro Forma Debt Service Coverage Ratio (as defined in the Credit Agreement) greater than or equal to 1.50 to 1.00 immediately before and immediately after making any restricted payment. Restricted payments include, among other things, dividend payments, repurchases of our common stock, distributions to holders of our common stock or any other payment or other distribution to third parties on account of our or our subsidiaries’ equity interests. Our credit rating is currently investment grade at both credit rating agencies. The Credit Agreement also requires that our total debt to capitalization ratio, expressed as a percentage, not exceed 50% as of the last day of each fiscal quarter. The Credit Agreement generally defines the total debt to capitalization ratio as the ratio of (a) total borrowed money indebtedness to (b) the sum of such indebtedness plus consolidated net worth, with consolidated net worth determined as of the end of the most recently ended fiscal quarter. We were in compliance with these covenants at December 31, 2023.

On March 16, 2015, we entered into a Reimbursement Agreement (the “Reimbursement Agreement”) with The Bank of Nova Scotia (“Scotiabank”), pursuant to which we may from time to time request that Scotiabank issue an unspecified amount of letters of credit. As of December 31, 2023, we had $87.7 million in letters of credit outstanding under the Reimbursement Agreement.

Under the terms of the Reimbursement Agreement, we will reimburse Scotiabank on demand for any amounts that Scotiabank has disbursed under any of our letters of credit issued thereunder. Fees, charges and other reasonable expenses for the issuance of letters of credit are payable by us at the time of issuance at such rates and amounts as are in accordance with Scotiabank’s prevailing practice. We are obligated to pay to Scotiabank interest on all amounts not paid by us on the date of demand or when otherwise due at the LIBOR rate plus 2.25% per annum, calculated daily and payable monthly, in arrears, on the basis of a calendar year for the actual number of days elapsed, with interest on overdue interest at the same rate as on the reimbursement amounts. A letter of credit fee is payable by us equal to 1.50% times the amount of outstanding letters of credit.

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

We had $92.4 million of outstanding letters of credit at December 31, 2023, which was comprised of $87.7 million outstanding under the Reimbursement Agreement, $2.5 million outstanding under the Credit Agreement, and $2.2 million outstanding with financial institutions providing for short-term borrowing capacity, overdraft protection and bonding requirements. We maintain these letters of credit primarily for the benefit of various insurance companies as collateral for retrospective premiums and retained losses which could become payable under terms of the underlying insurance contracts and compliance with contractual obligations. These letters of credit expire annually at various times during the year and are typically renewed.

Our outstanding long-term debt at December 31, 2023 was $1.2 billion and consisted of $483 million of our 2028 Notes, $345 million of our 2029 Notes, $400 million of our 2033 Notes and $18.7 million of our Equipment Loans. We were in compliance with all covenants under the associated agreements and indentures at December 31, 2023.

For a full description of the Credit Agreement, the Reimbursement Agreement, the 2028 Notes, the 2029 Notes, the 2033 Notes and the Equipment Loans, see Note 9 of Notes to consolidated financial statements included as a part of Item 8 of this Report.

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

A portion of our capital expenditures can be adjusted and managed by us to match market demand and activity levels. Based on our current outlook for activity, we expect our capital expenditures for 2024 to be approximately $740 million. The majority of these expenditures are expected to be used for normal, recurring items necessary to support our business.

We anticipate $96.4 million of expenditures in 2024 related to various contractual obligations such as certain commitments to purchase proppants and lease liabilities.

As of December 31, 2023, we had working capital of $435 million, including cash and cash equivalents of $193 million, compared to working capital of $278 million, including cash and cash equivalents of $138 million, at December 31, 2022.

During 2023, our sources of cash flow included:

•
$1.0 billion from operating activities,
•
$26 million in proceeds from the disposal of property and equipment; and
•
$396 million in net proceeds before offering expenses from the issuance of our 2033 Notes.

During 2023, our uses of cash flow and borrowings under our revolving credit facility included:

•
$616 million to make capital expenditures for the betterment and refurbishment of drilling services and completion services equipment and, to a much lesser extent, equipment for our other businesses, to acquire and procure equipment to support our drilling services, completion services, drilling products, oilfield rentals and manufacturing operations, to acquire an aircraft and to fund investments in oil and natural gas properties on a non-operating working interest basis,
•
$357 million, net of acquired cash, for the Ulterra acquisition,
•
$65 million, net of acquired cash, for the NexTier merger,

•
$201 million for repurchases of our common stock,
•
$100 million to pay dividends on our common stock,
•
$16 million for payments related to finance leases,
•
$8 million for repurchases of our 2028 Notes and 2029 Notes, and
•
$12 million for other investing and financing activities

We paid cash dividends during the year ended December 31, 2023 as follows:

	Per Share	Total
		(in thousands)
Paid on March 16, 2023	$0.08	$16,916
Paid on June 15, 2023	0.08	16,591
Paid on September 21, 2023	0.08	33,217
Paid on December 15, 2023	0.08	33,310
Total cash dividends	$0.32	$100,034

On February 14, 2024, our Board of Directors approved a cash dividend on our common stock in the amount of $0.08 per share to be paid on March 15, 2024 to holders of record as of March 1, 2024. The amount and timing of all future dividend payments, if any, are subject to the discretion of the Board of Directors and will depend upon business conditions, results of operations, financial condition, terms of our debt agreements and other factors. Our Board of Directors may, without advance notice, reduce or suspend our dividend in order to improve our financial flexibility and position our company for long-term success. There can be no assurance that we will pay a dividend in the future.

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

In September 2013, our Board of Directors approved a stock buyback program. In April 2023, our Board of Directors approved an increase of the authorization under the stock buyback program to allow for an aggregate of $300 million of future share repurchases. All purchases executed to date have been through open market transactions. Purchases under the buyback program are made at management’s discretion, at prevailing prices, subject to market conditions and other factors. Purchases may be made at any time without prior notice. There is no expiration date associated with the buyback program. As of December 31, 2023, we had remaining authorization to purchase approximately $206 million of our outstanding common stock under the stock buyback program. In February 2024, our Board of Directors approved an increase of the authorization under the stock buyback program to allow for an aggregate of $1 billion of future share repurchases. Shares of stock purchased under the buyback program are held as treasury shares.

We acquired shares of stock from employees during 2023, 2022 and 2021 that are accounted for as treasury stock. Certain of these shares were acquired to satisfy the exercise price and employees’ tax withholding obligations upon the exercise of stock options. The remainder of these shares were acquired to satisfy payroll withholding obligations upon the settlement of performance unit awards and the vesting of restricted stock units. These shares were acquired at fair market value. These acquisitions were made pursuant to the terms of the Patterson-UTI Energy, Inc. Amended and Restated 2014 Long-Term Incentive Plan, as amended (the “2014 Plan”) and the Patterson-UTI Energy, Inc. 2021 Long-Term Incentive Plan (the “2021 Plan”), the NexTier Oilfield Solutions Inc. Equity and Incentive Award Plan and the NexTier Oilfield Solutions Inc. (Former C&J Energy) Management Incentive Plan, and not pursuant to the stock buyback program. Upon the issuance of shares for the Pioneer acquisition in October 2021, we withheld shares with respect to Pioneer employees’ tax withholding obligations.

Treasury stock acquisitions during the years ended December 31, 2023, 2022 and 2021 were as follows (dollars in thousands):

	2023		2022		2021
	Shares	Cost	Shares	Cost	Shares	Cost
Treasury shares at beginning of period	88,758,722	$1,453,079	84,128,995	$1,372,641	83,402,322	$1,366,313
Purchases pursuant to stock buyback program	14,086,229	168,631	3,254,599	57,173	—	—
Acquisitions pursuant to long-term incentive plan	2,735,060	35,965	1,372,101	23,237	451,196	3,727
Purchases in connection with Pioneer acquisition	—	—	—	—	275,477	2,601
Other	—	—	3,027	28	—	—
Treasury shares at end of period	105,580,011	$1,657,675	88,758,722	$1,453,079	84,128,995	$1,372,641

As of December 31, 2023, we had unrecognized compensation costs of $51.4 million and $11.1 million related to our unvested restricted stock units and our unvested Performance Units, respectively. The weighted-average remaining vesting periods for these awards were 1.63 years and 1.13 years, respectively as of December 31, 2023. See Note 12 of Notes to consolidated financial statements in Item 8 of this Report for additional discussion regarding our stock-based compensation.

Commitments — As of December 31, 2023, we had commitments to purchase major equipment totaling approximately $153 million.

Our completion services segment has entered into agreements to purchase minimum quantities of proppants from certain vendors. As of December 31, 2023, the remaining minimum obligation under these agreements was approximately $39.7 million, of which approximately $33.7 million, $4.0 million and $2.0 million relate to the remainder of 2024, 2025 and 2026, respectively.

See Note 10 of Notes to consolidated financial statements in Item 8 of this Report for additional information on our current commitments and contingencies as of December 31, 2023.

As part of the Ulterra acquisition and NexTier merger, we acquired additional operating and finance leases. Operating lease liabilities totaled $51.4 million and finance lease liabilities totaled $56.9 million at December 31, 2023. See Note 13 of Notes to consolidated financial statements in Item 8 of this Report for additional information on our operating leases as of December 31, 2023.

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

Depreciation and amortization — Our industry is very capital intensive, as property and equipment represented 45% of our total assets as of December 31, 2023 and depreciation, depletion, amortization and impairment represented 19% of our total operating costs and expenses in 2023. Our property and equipment is carried at cost less accumulated depreciation and amortization. No provision for salvage value is considered in determining depreciation of our property and equipment. We calculate depreciation and amortization on our assets based on the estimated useful lives that we believe are reasonable. The estimated useful lives are subject to key assumptions such as maintenance, utilization and job variation. These estimates may change due to a number of factors such as changes in operating conditions or advances in technology. The method of depreciation does not change whenever equipment becomes idle. Maintenance and repairs are charged to expense when incurred. Renewals and betterments which extend the life or improve existing property and equipment are capitalized. In the third quarter of 2023, we changed the estimated useful lives of certain property and equipment within our completion services segment. See Note 1 of Notes to consolidated financial statements included as a part of Item 8 of this Report.

The following table outlines a 10% change in the useful lives on our major categories of property and equipment and the impact on operating income for the year ended December 31, 2023:

	Useful Lives	Change	Impact (in thousands)
Drilling services equipment	1-15 years	10%	$47,423
Completion services equipment	1-25 years	10%	13,567
			$60,990

Impairment of long-lived assets — We review our long-lived assets, including property and equipment, for impairment whenever events or changes in circumstances indicate that the carrying amounts of certain assets may not be recovered over their estimated remaining useful lives (“triggering events”). Assets are grouped at the lowest level at which identifiable cash flows are largely independent of other asset groupings for impairment assessment. If there is a triggering event, we estimate future cash flows over the life of the respective assets or asset groupings in our assessment of its recoverability. These estimates of cash flows are based on historical cyclical trends in the industry as well as our expectations regarding the continuation of these trends in the future. If estimated undiscounted cash flows expected to result from the use and eventual disposition of an asset or asset group is less than its respective carrying amount, an impairment loss is recognized in the amount by which the carrying amount exceeds its estimated fair value. This analysis is based on estimates such as management’s short-term and long-term forecast of operating performance, including revenue growth rates and expected profitability margins, customer attrition rates, contributory asset charges, estimates of the remaining useful life and service potential of the assets within the asset group, and a discount rate based on our weighted average cost of capital. We determined no triggering events occurred in 2023 related to our long-lived assets. See Note 6 of Notes to consolidated financial statements included as a part of Item 8 of this Report.

Fair values of assets acquired and liabilities assumed in acquisitions — Assets acquired and liabilities assumed in a business combination are recorded at their estimated fair values on the date of acquisition. The difference between the purchase price amount and the net fair value of assets acquired and liabilities assumed is recognized as goodwill on the balance sheet if the purchase price exceeds the estimated net fair value or as a bargain purchase gain on the income statement if the purchase price is less than the estimated net fair value. We apply significant judgment in estimating the fair value of assets acquired and liabilities assumed, which involves the use of significant estimates and assumptions with respect to rig counts, cash flow projections, estimated economic useful lives, operating and capital cost estimates, customer attrition rates, contributory asset charges, royalty rates and discount rates. Changes in these judgments or estimates can have a material impact on the valuation of the respective assets and liabilities acquired and our results of operations in periods after acquisition, such as through depreciation and amortization expense. The allocation of the purchase price may be modified up to one year after the acquisition date as more information is obtained about the fair value of assets acquired and liabilities assumed. See Note 2 of Notes to consolidated financial statements included as a part of Item 8 of this Report.

Goodwill — We assess goodwill at least annually on July 31, or more frequently when events and circumstances occur indicating recorded goodwill may be impaired. Goodwill is tested at the reporting unit level, which is at or one level below our operating segments. We determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value after considering qualitative, market and other factors, and if that is the case, any necessary goodwill impairment is determined using a quantitative impairment test. If the resulting fair value of goodwill is less than the carrying value of goodwill, an impairment loss would be recognized for the amount of the shortfall.

We determined our drilling products operating segment consists of a single reporting unit and, accordingly, goodwill acquired from the Ulterra acquisition was allocated to that reporting unit. We determined our completion services operating segment consists of two reporting units; completion services, which is primarily comprised of our hydraulic fracturing operations and other integrated service offerings, and cementing services.

During the fourth quarter of 2023, our share price experienced a sustained decline which resulted in a decrease to our market capitalization. This decline in share price was deemed a triggering event that warranted a quantitative assessment for goodwill impairment for all three of our reporting units.

We estimated the fair value of the drilling products and the completion services reporting units using the income approach. Under this approach, we used a discounted cash flow model, which utilizes present values of cash flows to estimate fair value. Forecasted cash flows considered known market conditions as of December 31, 2023, and management's anticipated business outlook for each reporting unit. Future cash flows were projected based on estimates of revenue, gross profit, selling, general and administrative expense, changes in working capital, and capital expenditures. The terminal period used within the discounted cash flow model for each reporting unit consisted of a 1% growth estimate. The future cash flows were discounted using a market-participant, risk-adjusted weighted average cost of capital of 10% for the drilling products reporting unit and 12% for the completion services reporting unit. We estimated the fair value of the cementing services reporting unit using a market approach. The market approach was based on trading multiples of companies comparable to the cementing services reporting unit.

The forecast for the drilling products reporting unit assumes continued growth in international markets. Geopolitical instability in regions in which we expect to maintain and grow market share, a global decrease in the demand of drilling products, or other unforeseen macroeconomic considerations could negatively impact the key assumptions used in our goodwill assessment for our drilling products reporting unit.

The forecast for the completion services reporting unit assumes activity in 2024 consistent with 2023 exit levels and moderate increases in activity of 3% to 5% beginning in 2025 and holding flat until the terminal period, which was consistent with rig count forecasts as of December 31, 2023. A sustained decrease in oil prices and rig count could negatively affect the key assumptions used in our goodwill assessment for completion services.

Based on the results of the goodwill impairment tests, the fair values of the drilling products, completion services, and cementing services reporting units exceeded their carrying values by approximately 4%, 11%, and 80%, respectively. Accordingly, no impairment was recorded for any of the reporting units.

Assuming all changes are isolated, a decrease of 100 bps in our long-term revenue growth rate for our drilling products reporting unit would reduce our estimated fair value by approximately 6%, while a 100 bps increase to our discount rate would reduce our estimated fair value by approximately 10%.

Assuming all changes are isolated, a decrease of 100 bps in our long-term revenue growth rate for our completion services reporting unit would reduce our estimated fair value by approximately 6%, while a 100 bps increase to our discount rate would reduce our estimated fair value by approximately 8%.

A decrease in fair value resulting from unfavorable changes to these assumptions, or others, could result in goodwill impairment in future periods that could be material to our results of operations and financial statements as a whole.

Accruals for self-insured levels of insurance coverage — We maintain insurance coverage for fire, windstorm and other risks of physical loss to our equipment and certain other assets, employers’ liability, automobile liability, commercial general liability, workers’ compensation and insurance for other specific risks. We also self-insure a number of other risks, including loss of earnings and business interruption and most cybersecurity risks, and do not carry a significant amount of insurance to cover risks of underground reservoir damage. Our insurance accruals are based on claims filed and estimates of claims incurred but not reported and are developed by our management with assistance from our third-party actuary and third-party claims administrator. The insurance accruals are influenced by our past claims experience factors and by published industry development factors. If we experience insurance claims or costs above or below our historically evaluated levels, our estimates could be materially affected. The frequency and number of claims or incidents could vary significantly over time, which could materially affect our self-insurance liabilities. Additionally, the actual costs to settle the self-insurance liabilities could materially differ from the original estimates and cause us to incur additional costs in future periods associated with prior year claims. A sensitivity analysis of the impact on earnings for these periods if other assumptions had been used in recording these liabilities is not practicable given the number of underlying assumptions and the wide range of reasonably possible outcomes. See “Item 1A. Risk Factors – Our operations are subject to a number of operational risks, including environmental and weather risks, which could expose us to significant losses and damage claims. We are not fully insured against all of these risks and our contractual indemnity provisions may not fully protect us.”

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

Our methodology for recording income taxes requires a significant amount of judgment in the use of assumptions and estimates. Additionally, we forecast certain tax elements, such as future taxable income, as well as evaluate the feasibility of implementing tax planning strategies. Given the inherent uncertainty involved with the use of such variables, there can be significant variation between anticipated and actual results. Unforeseen events may significantly impact these variables, and changes to these variables could have a material impact on our income tax accounts. The final determination of our income tax liabilities involves the interpretation of local tax laws and related authorities in each jurisdiction. Changes in the operating environments, including changes in tax law, could impact the determination of our income tax liabilities for a tax year.

We continue to monitor income tax developments in the United States and other countries where we have legal entities. We recognize tax benefits related to uncertain tax positions when, in our judgment, it is more likely than not that such positions will be sustained on examination, including resolutions of any related appeals or litigation, based on the technical merits. We adjust our liabilities for uncertain tax positions when our judgment changes as a result of new information previously unavailable. We routinely monitor the potential impact of these situations. As of December 31, 2023, we have no unrecognized tax benefits.

Volatility of Oil and Natural Gas Prices and its Impact on Operations and Financial Condition

Our revenues, profitability and cash flows are highly dependent upon prevailing prices for oil and natural gas and expectations about future prices. Crude oil prices and demand for drilling and completion equipment and services increased from 2021 to 2022, and industry supply of Tier-1, super-spec rigs became constrained. Commodity price volatility in the second quarter of 2023 resulted in a decline in industry activity, commodity prices subsequently increased during the third quarter before declining in the fourth quarter of 2023. The current demand for equipment and services remains dependent on macro conditions, including commodity prices, geopolitical environment, inflationary pressures, economic conditions in the United States and elsewhere, as well as customer consolidation and focus by exploration and production companies and service companies on capital returns. Oil prices averaged $78.53 per barrel in the fourth quarter of 2023. Natural gas prices (based on the Henry Hub Spot Market Price) averaged $2.74 per MMBtu in the fourth quarter of 2023.

In light of these and other factors, we expect oil and natural gas prices to continue to be volatile and to affect our financial condition, operations and ability to access sources of capital. Higher oil and natural gas prices do not necessarily result in increased activity because demand for our services is generally driven by our customers’ expectations of future oil and natural gas prices, as well as our customers’ ability to access, and willingness to deploy, capital to fund their operating and capital expenditures. A decline in demand for oil and natural gas, prolonged low oil or natural gas prices, expectations of decreases in oil and natural gas prices or a reduction in the ability of our customers to access capital would likely result in reduced capital expenditures by our customers and decreased demand for our services, which could have a material adverse effect on our operating results, financial condition and cash flows. Even during periods of historically moderate or high prices for oil and natural gas, companies exploring for oil and natural gas may cancel or curtail programs or reduce their levels of capital expenditures for exploration and production for a variety of reasons, which could reduce demand for our services.

Impact of Inflation

Inflation rates have begun to moderate. However, we continue to actively monitor market trends primarily related to sourcing labor, supplies and equipment.

Recently Issued Accounting Standards

For a discussion of recently issued accounting standards, see Note 1 of Notes to consolidated financial statements included as a part of Item 8 of this Report.

Non-GAAP Financial Measures

Adjusted EBITDA

Adjusted earnings before interest, taxes, depreciation and amortization (“Adjusted EBITDA”) is not defined by accounting principles generally accepted in the United States of America (“GAAP”). We define Adjusted EBITDA as net income (loss) from continuing operations plus income tax expense (benefit), net interest expense, depreciation, depletion, amortization and impairment expense and merger and integration expense. We present Adjusted EBITDA as a supplemental disclosure because we believe it provides to both management and investors additional information with respect to the performance of our fundamental business activities and a comparison of the results of our operations from period to period and against our peers without regard to our financing methods or capital structure. We exclude the items listed above from net income (loss) from continuing operations in arriving at Adjusted EBITDA because these amounts can vary substantially from company to company within our industry depending upon accounting methods and book values of assets, capital structures and the method by which the assets were acquired. Adjusted EBITDA should not be construed as an alternative to the GAAP measure of net income (loss) from continuing operations. Our computations of Adjusted EBITDA may not be the same as similarly titled measures of other companies. Set forth below is a reconciliation of the non-GAAP financial measure of Adjusted EBITDA to the GAAP financial measure of net income (loss) from continuing operations.

	Year Ended December 31,
	2023	2022	2021
	(in thousands)
Net income (loss) from continuing operations	$245,952	$154,658	$(657,079)
Income tax expense (benefit)	61,152	13,204	(62,702)
Net interest expense	46,748	39,896	41,756
Depreciation, depletion, amortization and impairment	731,416	483,945	849,178
Merger and integration expense	98,077	2,069	12,060
Adjusted EBITDA	$1,183,345	$693,772	$183,213

Adjusted Gross Profit

We define “Adjusted gross profit” as revenues less direct operating costs (excluding depreciation, depletion, amortization and impairment expense). Adjusted gross profit is included as a supplemental disclosure because it is a useful indicator of our operating performance.

	Drilling Services	Completion Services	Drilling Products	Other
	(in thousands)
For the year ended December 31, 2023
Revenues	$1,919,759	$2,017,440	$134,679	$74,578
Less direct operating costs	(1,119,200)	(1,567,940)	(81,555)	(42,624)
Less depreciation, depletion, amortization and impairment	(364,312)	(283,230)	(48,467)	(28,237)
GAAP gross profit	436,247	166,270	4,657	3,717
Depreciation, depletion, amortization and impairment	364,312	283,230	48,467	28,237
Adjusted gross profit	$800,559	$449,500	$53,124	$31,954

For the year ended December 31, 2022
Revenues	$1,544,820	$1,022,413	$—	$80,359
Less direct operating costs	(1,025,904)	(781,385)	—	(39,261)
Less depreciation, depletion, amortization and impairment	(354,116)	(98,162)	—	(26,496)
GAAP gross profit	164,800	142,866	—	14,602
Depreciation, depletion, amortization and impairment	354,116	98,162	—	26,496
Adjusted gross profit	$518,916	$241,028	$—	$41,098

For the year ended December 31, 2021
Revenues	$784,218	$523,756	$—	$49,107
Less direct operating costs	(577,983)	(475,953)	—	(28,012)
Less depreciation, depletion, amortization and impairment	(660,402)	(159,305)	—	(23,612)
GAAP gross profit	(454,167)	(111,502)	—	(2,517)
Depreciation, depletion, amortization and impairment	660,402	159,305	—	23,612
Adjusted gross profit	$206,235	$47,803	$—	$21,095

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

As of December 31, 2023, we would have had exposure to interest rate market risk associated with any outstanding borrowings and letters of credit that we had under the Credit Agreement and amounts owed under the Reimbursement Agreement.

Loans under the Credit Agreement bear interest by reference, at our election, to the SOFR rate (subject to a 0.10% per annum adjustment) or base rate, in each case subject to a 0% floor. The applicable margin on SOFR rate loans varies from 1.00% to 2.00% and the applicable margin on base rate loans varies from 0.00% to 1.00%, in each case determined based on our credit rating. As of December 31, 2023, the applicable margin on SOFR rate loans was 1.75% and the applicable margin on base rate loans was 0.75%. A letter of credit fee is payable by us equal to the applicable margin for SOFR rate loans times the daily amount available to be drawn under outstanding letters of credit. The commitment fee rate payable to the lenders varies from 0.10% to 0.30% based on our credit rating. As of December 31, 2023, we had $2.6 million in letters of credit outstanding and, as a result, had available borrowing capacity of approximately $597 million at that date.

Under the terms of the Reimbursement Agreement, we will reimburse Scotiabank on demand for any amounts that Scotiabank has disbursed under any of our letters of credit issued thereunder. We are obligated to pay Scotiabank interest on all amounts not paid by us on the date of demand or when otherwise due at the LIBOR rate plus 2.25% per annum.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures:

Under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act, as of the end of the period covered by this Report. Based on this evaluation, our CEO and CFO concluded that, as of December 31, 2023, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and is accumulated and reported to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting:

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our CEO and CFO, we carried out an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2023, based on the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management has concluded that our internal control over financial reporting was effective as of December 31, 2023.

We completed the Ulterra acquisition on August 14, 2023 and the NexTier merger on September 1, 2023. We excluded Ulterra’s and NexTier’s disclosure controls and procedures that are subsumed by their internal control over financial reporting from the scope of management’s assessment of the effectiveness of our disclosure controls and procedures. This exclusion is in accordance with the guidance issued by the Staff of the Securities and Exchange Commission that an assessment of recent business combinations may be omitted from management's assessment of internal control over financial reporting for one year following the acquisition. As a result of our integration of the Ulterra and NexTier disclosure controls and procedures, certain controls will be evaluated and may be changed. Ulterra and NexTier’s total revenues constituted approximately 3% and 26% of our consolidated revenues, respectively, for the year ended December 31, 2023. Ulterra’s and NexTier’s total assets constituted approximately 3% and 23% of our consolidated total assets, respectively, as of December 31, 2023.

The effectiveness of our internal control over financial reporting as of December 31, 2023 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears on page F-2 of this Report and which is incorporated by reference into Item 8 of this Report.

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

2.1

Agreement and Plan of Merger, dated July 5, 2021, among Patterson-UTI Energy, Inc., Crescent Merger Sub Inc., Crescent Ranch Second Merger Sub LLC, and Pioneer Energy Services Corp. (filed July 6, 2021 as Exhibit 2.1 to our Current Report on Form 8-K and incorporated herein by reference).

2.2

Amendment No. 1 to Agreement and Plan of Merger, dated September 13, 2021, among Patterson-UTI Energy, Inc., Crescent Merger Sub Inc., Crescent Ranch Second Merger Sub LLC, and Pioneer Energy Services Corp. (filed October 4, 2021 as Exhibit 2.2 to our Current Report on Form 8-K and incorporated herein by reference).

2.3

Agreement and Plan of Merger, dated as of June 14, 2023, by and among Patterson-UTI Energy, Inc., Pecos Merger Sub Inc., Pecos Second Merger Sub LLC and NexTier Oilfield Solutions Inc. (filed June 15, 2023 as Exhibit 2.1 to our Current Report on Form 8-K and incorporated herein by reference).

2.4

First Amendment to Agreement and Plan of Merger, dated July 27, 2023, by and between Patterson-UTI and NexTier Oilfield Solutions Inc. (filed July 28, 2023 as Exhibit 2.1 to our Current Report on Form 8-K and incorporated herein by reference).

2.5

Agreement and Plan of Merger, dated as of July 3, 2023, by and among Patterson-UTI Energy, Inc., PJ Merger Sub Inc., PJ Second Merger Sub LLC, BEP Diamond Holdings Corp. and BEP Diamond Topco L.P. (filed July 5, 2023 as Exhibit 2.1 to our Current Report on Form 8-K and incorporated herein by reference).

3.1	Restated Certificate of Incorporation (filed September 1, 2023 as Exhibit 3.1 to our Current Report on Form 8-K and incorporated herein by reference).

3.2	Amended and Restated Bylaws (filed June 15, 2023 as Exhibit 3.1 to our Current Report on Form 8-K and incorporated herein by reference).

4.1	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.+

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

4.10	Form of 7.15% Senior Notes due 2033 (included in Exhibit 4.9 above).

10.1

Patterson-UTI Energy, Inc. 2014 Long-Term Incentive Plan, as amended and restated and further amended effective June 6, 2019 (filed June 6, 2019 as Exhibit 10.1 to our Current Report on Form 8-K and incorporated herein by reference).*

10.2	Patterson-UTI Energy, Inc. 2021 Long-Term Incentive Plan, as amended June 8, 2023 (filed June 8, 2023 as Exhibit 99.1 to our Registration Statement on Form S-8 and incorporated herein by reference).*

10.3	Amendment to the Patterson-UTI Energy, Inc. 2021 Long-Term Incentive Plan, as amended (filed September 1, 2023 as Exhibit 10.5 to our Current Report on Form 8-K and incorporated herein by reference).*

10.4

NexTier Oilfield Solutions Inc. (Former C&J Energy) Management Incentive Plan, as amended September 1, 2023 (filed September 1, 2023 as Exhibit 10.4 to our Current Report on Form 8-K and incorporated herein by reference).*

10.5

NexTier Oilfield Solutions Inc. Equity and Incentive Award Plan, as amended September 1, 2023 (filed September 1, 2023 as Exhibit 10.3 to our Current Report on Form 8-K and incorporated herein by reference).*

10.6	Form of Executive Officer Restricted Stock Unit Award Agreement (filed August 3, 2021 as Exhibit 10.2 to our Quarterly Report on Form 10-Q and incorporated herein by reference).*

10.7	Form of Executive Officer Stock Option Agreement (filed April 21, 2014 as Exhibit 10.4 to our Current Report on Form 8-K and incorporated herein by reference).*

10.8	Form of Non-Employee Director Stock Option Agreement (filed April 21, 2014 as Exhibit 10.6 to our Current Report on Form 8-K and incorporated herein by reference).*

10.9	Form of Non-Employee Director Restricted Stock Unit Award Agreement (filed May 3, 2022 as Exhibit 10.1 to our Quarterly Report on Form 10-Q and incorporated herein by reference).*

10.10	Form of Executive Officer Share-Settled Performance Share Award Agreement (filed August 3, 2021 as Exhibit 10.3 to our Quarterly Report on Form 10-Q and incorporated herein by reference).*

10.11

Form of Letter Agreement regarding termination, effective as of January 29, 2004, entered into by Patterson-UTI Energy, Inc. with Kenneth N. Berns (filed on February 25, 2005 as Exhibit 10.23 to our Annual Report on Form 10-K for the year ended December 31, 2004 and incorporated herein by reference).*

10.12

Employment Agreement, dated as of January 1, 2023, by and between Patterson-UTI Energy, Inc. and James M. Holcomb (filed on January 3, 2023 as Exhibit 10.1 to our Current Report on Form 8-K and incorporated herein by reference).*

10.13

Letter Agreement, dated August 30, 2023, by and between Patterson-UTI Energy, Inc. and James M. Holcomb (filed September 1, 2023 as Exhibit 10.7 to our Current Report on Form 8-K and incorporated herein by reference).*

10.14

Employment Agreement, effective as of August 1, 2016, by and between Patterson-UTI Energy, Inc. and William Andrew Hendricks, Jr. (filed August 2, 2016 as Exhibit 10.2 to our Quarterly Report on Form 10-Q and incorporated herein by reference).*

10.15

First Amendment to Employment Agreement, effective as April 9, 2021, by and between Patterson-UTI Energy, Inc. and William Andrew Hendricks, Jr. (filed August 3, 2021 as Exhibit 10.4 to our Quarterly Report on Form 10-Q and incorporated herein by reference).*

10.16

Employment Agreement, effective as of August 1, 2016, by and between Patterson-UTI Energy, Inc. and Seth D. Wexler (filed February 13, 2017 as Exhibit 10.20 to our Annual Report on Form 10-K for the year ended December 31, 2016 and incorporated herein by reference).*

10.17

First Amendment to Employment Agreement, effective as April 9, 2021, by and between Patterson-UTI Energy, Inc. and Seth D. Wexler (filed August 3, 2021 as Exhibit 10.6 to our Quarterly Report on Form 10-Q and incorporated herein by reference).*

10.18

Employment Agreement, dated as of September 3, 2017, between Patterson-UTI Energy, Inc. and C. Andrew Smith (filed September 8, 2017 as Exhibit 10.2 to our Current Report on Form 8-K and incorporated herein by reference).*

10.19

First Amendment to Employment Agreement, effective as April 9, 2021, by and between Patterson-UTI Energy, Inc. and C. Andrew Smith (filed August 3, 2021 as Exhibit 10.5 to our Quarterly Report on Form 10-Q and incorporated herein by reference).*

10.20

Patterson-UTI Energy, Inc. Change in Control Agreement, effective as of January 29, 2004, by and between Patterson-UTI Energy, Inc. and Kenneth N. Berns (filed on February 4, 2004 as Exhibit 10.5 to our Annual Report on Form 10-K for the year ended December 31, 2003 and incorporated herein by reference).*

10.21

First Amendment to Change in Control Agreement Between Patterson-UTI Energy, Inc. and Kenneth N. Berns, entered into November 1, 2007 (filed November 5, 2007 as Exhibit 10.11 to our Quarterly Report on Form 10-Q and incorporated herein by reference).*

10.22

Separation Agreement and General Release of Claims, dated September 1, 2023, by and between NexTier Oilfield Solutions Inc. and Robert W. Drummond (filed September 1, 2023 as Exhibit 10.6 to our Current Report on Form 8-K and incorporated herein by reference).*

10.23	Notice of Adjustment of NexTier Equity Awards in Connection with Merger, dated as of September 1, 2023.+*

10.24

Form of NexTier Oilfield Solutions Inc. RSU Award Agreement 2021 (filed February 24, 2021 as Exhibit 10.37 to NexTier Oilfield Solutions Inc.’s Annual Report on Form 10-K and incorporated herein by reference).*

10.25

Form of NexTier Oilfield Solutions Inc. RSU Award Agreement 2022 (filed February 23, 2022 as Exhibit 10.42 to NexTier Oilfield Solutions Inc.’s Annual Report on Form 10-K and incorporated herein by reference).*

10.26

Form of NexTier Oilfield Solutions Inc. RSU Award Agreement 2023 (filed February 16, 2023 as Exhibit 10.34 to NexTier Oilfield Solutions Inc.’s Annual Report on Form 10-K and incorporated herein by reference).*

10.27

Form of NexTier Oilfield Solutions Inc. PSU Award Agreement 2023 (filed February 16, 2023 as Exhibit 10.35 to NexTier Oilfield Solutions Inc.’s Annual Report on Form 10-K and incorporated herein by reference).*

10.28

Form of NexTier Oilfield Solutions Inc. Performance Award Agreement 2022 (filed February 23, 2022 as Exhibit 10.43 to NexTier Oilfield Solutions Inc.’s Annual Report on Form 10-K and incorporated herein by reference).*

10.29

Form of Indemnification Agreement entered into by Patterson-UTI Energy, Inc. with each of its directors and executive officers (filed April 28, 2004 as Exhibit 10.11 to our Annual Report on Form 10-K, as amended, for the year ended December 31, 2003 and incorporated herein by reference).*

10.30

Amended and Restated Credit Agreement dated March 27, 2018 among Patterson-UTI Energy, Inc., as borrower, Wells Fargo Bank, National Association, as administrative agent, letter of credit issuer, swing line lender and lender and each of the other letter of credit issuers and lenders party thereto (filed March 27, 2018 as Exhibit 10.1 to our Current Report on Form 8-K and incorporated herein by reference).

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

10.34

Amendment No. 4 to Amended and Restated Credit Agreement, dated August 29, 2023, by and among Patterson-UTI Energy, Inc., Wells Fargo Bank, National Association, as administrative agent, letter of credit issuer, swing line lender and a lender and each of the other letter of credit issuers and lenders party thereto.(filed September 1, 2023 as Exhibit 10.2 to our Current Report on Form 8-K and incorporated herein by reference).

10.35

Reimbursement Agreement, dated as of March 16, 2015, by and between Patterson-UTI Energy, Inc. and The Bank of Nova Scotia (filed March 16, 2015 as Exhibit 10.1 to our Current Report on Form 8-K and incorporated herein by reference).

10.36

Term Loan Agreement, dated August 29, 2023, by and among Patterson-UTI Energy, Inc., as borrower, Wells Fargo Bank, National Association, as administrative agent and lender and the other lenders party thereto (filed September 1, 2023 as Exhibit 10.1 to our Current Report on Form 8-K and incorporated herein by reference).

21.1	Subsidiaries of the Registrant.+

23.1	Consent of Independent Registered Public Accounting Firm.+

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.+

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.+

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.++

97	Patterson-UTI Energy, Inc. Clawback Policy.+

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.+

101.SCH	Inline XBRL Taxonomy Extension Schema Document+

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document+

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document+

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document+

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document+

104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101).

* Management Contract or Compensatory Plan identified as required by Item 15(a)(3) of Form 10-K.

+ Filed herewith.

++ Furnished herewith.

Item 16. Form 10-K Summary

None.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Patterson-UTI Energy, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Patterson-UTI Energy, Inc. and its subsidiaries (the “Company”) as of December 31, 2023 and 2022, and the related consolidated statements of operations, of comprehensive income (loss), of changes in stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2023, including the related notes and schedule of valuation and qualifying accounts for each of the three years in the period ended December 31, 2023 appearing on page S-1 (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

As described in Management’s Report on Internal Control over Financial Reporting, management has excluded Ulterra Drilling Technologies, L.P. (Ulterra) and NexTier Oilfield Solutions Inc. (NexTier) from its assessment of internal control over financial reporting as of December 31, 2023, because they were business combinations during 2023. We have also excluded Ulterra and NexTier from our audit of internal control over financial reporting. Ulterra and NexTier are wholly-owned subsidiaries whose total assets and total revenues excluded from management’s assessment and our audit of internal control over financial reporting represent approximately 3% and 23% of total assets, respectively, and approximately 3% and 26% of total revenues, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2023.

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

Acquisition of Ulterra – Valuation of Customer Relationships

As described in Note 2 to the consolidated financial statements, on August 14, 2023, the Company completed the acquisition of Ulterra for total consideration transferred of $897 million. Of the acquired intangible assets, $245 million of customer relationships were recorded. Fair value was estimated by management using a multi-period excess earnings method for customer relationships. Management applied significant judgment in estimating the fair value of assets acquired and liabilities assumed, which involved the use of significant estimates and assumptions with respect to future rig counts, cash flow projections, estimated economic useful lives, operating and capital cost estimates, customer attrition rates, contributory asset charges, royalty rates and discount rate.

The principal considerations for our determination that performing procedures relating to the valuation of customer relationships acquired in the acquisition of Ulterra is a critical audit matter are (i) the significant judgment by management when developing the fair value estimate of the customer relationships acquired; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to cash flow projections, customer attrition rates, contributory asset charges, and the discount rate; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the acquisition accounting, including controls over management’s valuation of the customer relationships acquired. These procedures also included, among others (i) reading the purchase agreement; (ii) testing management’s process for developing the fair value estimate of the customer relationships acquired; (iii) evaluating the appropriateness of the multi-period excess earnings method used by management; (iv) testing the completeness and accuracy of the underlying data used in the multi-period excess earnings method; and (v) evaluating the reasonableness of the significant assumptions used by management related to cash flow projections, customer attrition rates, contributory asset charges, and the discount rate. Evaluating management’s assumption related to cash flow projections involved considering (i) the current and past performance of the Ulterra business; (ii) the consistency with external market and industry data; and (iii) whether the assumption was consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in evaluating (i) the appropriateness of the multi-period excess earnings method and (ii) the reasonableness of the customer attrition rates, contributory asset charges, and the discount rate assumptions.

Merger with NexTier – Valuation of Customer Relationships, Trade Name and Developed Technology

As described in Note 2 to the consolidated financial statements, on September 1, 2023, the Company completed the merger with NexTier for total consideration transferred of $2,799 million. Of the acquired intangible assets, $540 million of customer relationships, $85 million of a trade name, and $143 million of developed technology were recorded. Fair value was estimated by management using a multi-period excess earnings method for the customer relationships and a relief from royalty method for the trade name and developed technology. Management applied significant judgment in estimating the fair value of assets acquired and liabilities assumed, which involved the use of significant estimates and assumptions with respect to future rig counts, cash flow projections, estimated economic useful lives, operating and capital cost estimates, customer attrition rates, contributory asset charges, royalty rates and discount rate.

The principal considerations for our determination that performing procedures relating to the valuation of the customer relationships, trade name and developed technology acquired in the merger with NexTier is a critical audit matter are (i) the significant judgment by management when developing the fair value estimate of the customer relationships, trade name and developed technology acquired; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to cash flow projections, customer attrition rates, contributory asset charges, royalty rates, and the discount rate for the customer relationships, cash flow projections and the royalty rate for the trade name, and cash flow projections and the royalty rate for the developed technology; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the acquisition accounting, including controls over management’s valuation of the customer relationships, trade name and developed technology acquired. These procedures also included, among others (i) reading the merger agreement; (ii) testing management’s process for developing the fair value estimate of the customer relationships, trade name and developed technology acquired; (iii) evaluating the appropriateness of the multi-period excess earnings and relief from royalty methods used by management; (iv) testing the completeness and accuracy of the underlying data used in the multi-period excess earnings and relief from royalty methods; and (v) evaluating the reasonableness of the significant assumptions used by management related to cash flow projections, customer attrition rates, contributory asset charges, royalty rates, and the discount rate for the customer relationships, cash flow projections and the royalty rate for the trade name, and cash flow projections and the royalty rate for the developed technology. Evaluating management’s assumption related to cash flow projections for the customer relationships, trade name and developed technology involved considering (i) the current and past performance of the NexTier business; (ii) the consistency with external market and industry data; and (iii) whether the assumption was consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in evaluating (i) the appropriateness of the multi-period excess earnings and relief from royalty methods and (ii) the reasonableness of the customer attrition rates, contributory asset charges, royalty rates, and the discount rate assumptions for the customer relationships and the royalty rate assumption for the trade name and developed technology.

/s/ PricewaterhouseCoopers LLP

Houston, Texas

February 27, 2024

We have served as the Company’s auditor since 1993.

PATTERSON-UTI ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2023	2022
	(In thousands, except share data)
ASSETS
Current assets:
Cash, cash equivalents and restricted cash	$192,680	$137,553
Accounts receivable, net of allowance for credit losses of $3,490 and $2,875 at December 31, 2023 and 2022, respectively	971,091	565,520
Inventory	180,805	65,377
Other current assets	141,122	60,969
Total current assets	1,485,698	829,419
Property and equipment, net	3,340,412	2,260,576
Operating lease right of use asset	47,599	20,841
Finance lease right of use asset	63,228	—
Goodwill	1,379,741	—
Intangible assets, net	1,051,697	5,845
Deposits on equipment purchases	28,305	13,051
Other assets	19,424	10,881
Deferred tax assets, net	3,927	3,210
Total assets	$7,420,031	$3,143,823

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$534,420	$237,056
Accrued liabilities	446,268	308,787
Operating lease liability	13,541	5,123
Finance lease liability	43,980	—
Current maturities of long-term debt	12,226	—
Total current liabilities	1,050,435	550,966
Long-term operating lease liability	37,848	19,594
Long-term finance lease liability	12,953	—
Long-term debt, net of debt discount and issuance costs of $8,919 and $5,468 at December 31, 2023 and 2022, respectively	1,224,941	830,937
Deferred tax liabilities, net	248,107	28,738
Other liabilities	25,066	48,065
Total liabilities	2,599,350	1,478,300
Commitments and contingencies (see Note 10)
Stockholders’ equity:
Preferred stock, par value $0.01; authorized 1,000,000 shares, no shares issued	—	—
Common stock, par value $0.01; authorized 800,000,000 and 400,000,000 shares with 516,775,313 and 302,325,853 issued and 411,195,302 and 213,567,131 outstanding at December 31, 2023 and 2022, respectively	5,166	3,023
Additional paid-in capital	6,407,294	3,202,973
Retained earnings (deficit)	57,035	(87,394)
Accumulated other comprehensive income	472	—
Treasury stock, at cost, 105,580,011 shares and 88,758,722 shares at December 31, 2023 and 2022, respectively	(1,657,675)	(1,453,079)
Total stockholders’ equity attributable to controlling interests	4,812,292	1,665,523
Noncontrolling interest	8,389	—
Total equity	4,820,681	1,665,523
Total liabilities and stockholders’ equity	$7,420,031	$3,143,823

The accompanying notes are an integral part of these consolidated financial statements.

PATTERSON-UTI ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2023	2022	2021
	(In thousands, except per share data)
Operating revenues:
Drilling Services	$1,919,759	$1,544,820	$784,218
Completion Services	2,017,440	1,022,413	523,756
Drilling Products	134,679	—	—
Other	74,578	80,359	49,107
Total operating revenues	4,146,456	2,647,592	1,357,081

Operating costs and expenses:
Drilling Services	1,119,200	1,025,904	577,983
Completion Services	1,567,940	781,385	475,953
Drilling Products	81,555	—	—
Other	42,624	39,261	28,012
Depreciation, depletion, amortization and impairment	731,416	483,945	849,178
Selling, general and administrative	169,962	116,589	92,382
Credit loss expense	842	—	(1,500)
Merger and integration expenses	98,077	2,069	12,060
Other operating (income) expenses, net	(17,114)	(12,592)	763
Total operating costs and expenses	3,794,502	2,436,561	2,034,831
Operating income (loss)	351,954	211,031	(677,750)

Other income (expense):
Interest income	6,122	360	222
Interest expense, net of amount capitalized	(52,870)	(40,256)	(41,978)
Other	1,898	(3,273)	(275)
Total other expense	(44,850)	(43,169)	(42,031)

Income (loss) from continuing operations before income taxes	307,104	167,862	(719,781)

Income tax expense (benefit)	61,152	13,204	(62,702)

Income (loss) from continuing operations	245,952	154,658	(657,079)

Income from discontinued operations, net of tax	—	—	2,534

Net income (loss)	245,952	154,658	(654,545)

Net loss attributable to noncontrolling interest	(340)	—	—

Net income (loss) attributable to common stockholders	$246,292	$154,658	$(654,545)

Net income (loss) attributable to common stockholder per common share - basic:
Continuing operations	$0.88	$0.72	$(3.37)
Discontinued operations	$—	$—	$0.01
Net income (loss) - basic	$0.88	$0.72	$(3.36)

Net income (loss) attributable to common stockholder per common share - diluted:
Continuing operations	$0.88	$0.70	$(3.37)
Discontinued operations	$—	$—	$0.01
Net income (loss) - diluted	$0.88	$0.70	$(3.36)

Weighted average number of common shares outstanding:
Basic	279,501	215,935	195,021
Diluted	280,061	219,496	195,021

The accompanying notes are an integral part of these consolidated financial statements.

PATTERSON-UTI ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
	2023	2022	2021
	(In thousands)
Net income (loss)	$245,952	$154,658	$(654,545)
Other comprehensive income (loss):
Foreign currency translation adjustment, net of taxes of $0 for all periods	472	1,793	503
Release of cumulative translation adjustment, net of taxes of $0 for 2023, $3,770 for 2022 and $0 for 2021	—	(7,708)	—
Comprehensive income (loss)	246,424	148,743	(654,042)
Less: comprehensive loss attributable to noncontrolling interest	(340)	—	—
Comprehensive income (loss) attributable to common stockholders	$246,764	$148,743	$(654,042)

The accompanying notes are an integral part of these consolidated financial statements.

PATTERSON-UTI ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

					Accumulated
	Common Stock		Additional	Retained	Other
	Number of		Paid-in	Earnings	Comprehensive	Treasury	Noncontrolling
	Shares	Amount	Capital	(Deficit)	Income	Stock	Interest	Total
	(In thousands)
Balance, December 31, 2020	271,029	$2,710	$2,902,236	$472,014	$5,412	$(1,366,313)	—	$2,016,059
Net loss	—	—	—	(654,545)	—	—	—	(654,545)
Foreign currency translation adjustment	—	—	—	—	503	—	—	503
Shares issued for acquisition	26,274	263	247,762	—	—	—	—	248,025
Issuance of restricted stock	621	6	(6)	—	—	—	—	—
Vesting of restricted stock units	1,345	14	(14)	—	—	—	—	—
Stock-based compensation	—	—	21,558	—	—	—	—	21,558
Payment of cash dividends ($0.08 per share)	—	—	—	(15,605)	—	—	—	(15,605)
Dividend equivalents	—	—	—	(180)	—	—	—	(180)
Purchase of treasury stock	—	—	—	—	—	(6,328)	—	(6,328)
Balance, December 31, 2021	299,269	$2,993	$3,171,536	$(198,316)	$5,915	$(1,372,641)	$—	$1,609,487
Net income	—	—	—	154,658	—	—	—	154,658
Foreign currency translation adjustment	—	—	—	—	1,793	—	—	1,793
Release of cumulative translation adjustment	—	—	—	—	(7,708)	—	—	(7,708)
Issuance of restricted stock	980	10	(10)	—	—	—	—	—
Vesting of restricted stock units	1,437	14	(14)	—	—	—	—	—
Exercise of stock options	640	6	10,362	—	—	—	—	10,368
Stock-based compensation	—	—	21,099	—	—	—	—	21,099
Payment of cash dividends ($0.20 per share)	—	—	—	(43,096)	—	—	—	(43,096)
Dividend equivalents	—	—	—	(640)	—	—	—	(640)
Purchase of treasury stock	—	—	—	—	—	(80,438)	—	(80,438)
Balance, December 31, 2022	302,326	$3,023	$3,202,973	$(87,394)	$—	$(1,453,079)	$—	$1,665,523
Net income (loss)	—	—	—	246,292	—	—	(340)	245,952
Noncontrolling interest	—	—	—	—	—	—	8,729	8,729
Foreign currency translation adjustment	—	—	—	—	472	—	—	472
Issuance of common stock - Ulterra acquisition	34,900	349	521,057	—	—	—	—	521,406
Issuance of common stock - NexTier merger	172,092	1,720	2,564,175	—	—	—	—	2,565,895
Issuance of replacement awards related to NexTier merger	—	—	72,413	—	—	—	—	72,413
Issuance of restricted stock	1,077	10	(10)	—	—	—	—	—
Vesting of restricted stock units	6,380	64	(64)	—	—	—	—	—
Stock-based compensation	—	—	46,750	—	—	—	—	46,750
Payment of cash dividends ($0.32 per share)	—	—	—	(100,034)	—	—	—	(100,034)
Dividend equivalents	—	—	—	(1,829)	—	—	—	(1,829)
Purchase of treasury stock	—	—	—	—	—	(204,596)	—	(204,596)
Balance, December 31, 2023	516,775	$5,166	$6,407,294	$57,035	$472	$(1,657,675)	$8,389	$4,820,681

The accompanying notes are an integral part of these consolidated financial statements.

PATTERSON-UTI ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2023	2022	2021
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$245,952	$154,658	$(654,545)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion, amortization and impairment	731,416	483,945	849,178
Deferred income tax expense (benefit)	51,866	6,998	(62,980)
Stock-based compensation	46,750	21,099	21,558
Net gain on asset disposals	(1,798)	(12,075)	(1,426)
Gain on early debt extinguishment	(1,112)	(2,461)	—
Other	59	954	(483)
Changes in operating assets and liabilities:
Accounts receivable	84,544	(209,226)	(147,356)
Inventory	(30,793)	(23,154)	(2,609)
Other current assets	(10,360)	(1,975)	(4,126)
Other assets	24,686	10,643	5,260
Accounts payable	(69,729)	38,986	50,941
Accrued liabilities	(23,484)	67,380	48,540
Other liabilities	(42,083)	30,416	(5,940)
Net cash used in operating activities of discontinued operations	—	—	(516)
Net cash provided by operating activities	1,005,914	566,188	95,496
Cash flows from investing activities:
Acquisitions, net of cash acquired - Pioneer	—	—	(29,358)
Acquisitions, net of cash acquired - NexTier	(65,185)	—	—
Acquisitions, net of cash acquired - Ulterra	(357,314)	—	—
Purchases of property and equipment	(615,690)	(436,797)	(166,320)
Proceeds from disposal of assets and insurance claims	26,494	26,074	23,339
Other	(5,895)	(2,504)	(522)
Net cash provided by investing activities of discontinued operations	—	—	41,267
Net cash used in investing activities	(1,017,590)	(413,227)	(131,594)
Cash flows from financing activities:
Purchases of treasury stock	(200,710)	(70,070)	(6,328)
Dividends paid	(100,034)	(43,096)	(15,605)
Proceeds from borrowings under revolving credit facility	420,000	150,000	—
Repayment of borrowings under revolving credit facility	(420,000)	(150,000)	—
Proceeds from issuance of senior notes	396,412	—	—
Repayment of senior notes	(7,837)	(19,760)	—
Repayment of term loan	—	—	(50,000)
Payments on finance leases	(15,915)	—	—
Debt issuance costs	(2,395)	(455)	—
Other	(3,954)	—	—
Net cash provided by (used in) financing activities	65,567	(133,381)	(71,933)
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	1,236	449	640
Net increase (decrease) in cash, cash equivalents and restricted cash	55,127	20,029	(107,391)
Cash, cash equivalents and restricted cash at beginning of year	137,553	117,524	224,915
Cash, cash equivalents and restricted cash at end of year	$192,680	$137,553	$117,524
Supplemental disclosure of cash flow information:
Net cash (paid) received during the year for:
Interest, net of capitalized interest of $1,692 in 2023, $976 in 2022, and $260 in 2021	$(39,607)	$(39,855)	$(40,464)
Income taxes	(27,169)	(1,526)	4,196
Non-cash investing and financing activities:
Net increase (decrease) in payables for purchases of property and equipment	$(15,111)	$7,953	$31,393
Net (increase) decrease in deposits on equipment purchases	7,876	(12,202)	867
Issuance of common stock for business acquisitions	3,159,714	—	248,025
Cashless exercise of stock options	—	10,368	—
Purchases of property and equipment through exchange of lease right of use asset	3,241	—	—
Derecognition of right of use asset	(3,241)	—	—

The accompanying notes are an integral part of these consolidated financial statements.

PATTERSON-UTI ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Description of Business and Summary of Significant Accounting Policies

A description of the business and basis of presentation follows:

Description of business — Patterson-UTI Energy, Inc., through its wholly-owned subsidiaries and consolidating interest of a joint venture (collectively referred to herein as “we,” “us,” “our,” “ours” and like terms), is a Houston, Texas-based leading provider of drilling and completion services to oil and natural gas exploration and production companies in the United States and other select countries, including contract drilling services, integrated well completion services and directional drilling services in the United States, and specialized drill bit solutions in the United States, Middle East and many other regions around the world. We operate under three reportable business segments: (i) drilling services, (ii) completion services, and (iii) drilling products. We have other operations through which we provide oilfield rental tools in select markets in the United States. In addition, we own and invest, as a non-operating, working interest owner, in oil and natural gas assets that are primarily located in Texas and New Mexico.

On August 14, 2023, we completed our acquisition (the “Ulterra acquisition”) of Ulterra Drilling Technologies, L.P. (“Ulterra”). Ulterra is a global provider of specialized drill bit solutions. On September 1, 2023, we completed our merger (the “NexTier merger”) with NexTier Oilfield Solutions Inc. (“NexTier”). NexTier is a predominately U.S. land-focused oilfield service provider, with a diverse set of well completion and production services across a variety of active basins. See Note 2 for additional details on the acquisition and merger.

In the fourth quarter of 2021, we completed the acquisition of Pioneer Energy Services Corp. (“Pioneer”). Pioneer provided land-based contract drilling services and production services to a diverse group of oil and natural gas exploration and production companies in the United States and internationally in Colombia. The purchase price allocation was finalized in 2022. The measurement period adjustments did not have a material impact on our consolidated financial statements.

On December 31, 2021, we completed the sale of the acquired Pioneer well servicing rig business and wireline business to Clearwell Dynamics, LLC. The sale price was $43.0 million in cash consideration, subject to customary purchase price adjustments at closing for cash and working capital. The results of operations of these businesses were presented as a discontinued operation during the fourth quarter of 2021.

Basis of presentation — The consolidated financial statements include the accounts of Patterson-UTI, its wholly-owned subsidiaries and the consolidating interest of a joint venture. All significant intercompany accounts and transactions have been eliminated. Except for wholly-owned subsidiaries and our interest in a joint venture, we have no controlling financial interests in any other entity which would require consolidation. As used in these notes, “we,” “us,” “our,” “ours” and like terms refer collectively to Patterson-UTI Energy, Inc, and its consolidated subsidiaries. Patterson-UTI Energy, Inc. conducts its business operations through its wholly-owned subsidiaries and has no employees or independent operations.

Certain prior year amounts have been reclassified to conform to current year presentation. These reclassifications include the change in our reportable segments in 2023. Effective as of the third quarter of 2023, we revised our reportable segments to align with certain changes in how our Chief Operating Decision Maker (“CODM”) manages and allocates resources to our business as a result of the Ulterra acquisition and NexTier merger. We now have the following reportable business segments: (i) drilling services, (ii) completion services, and (iii) drilling products. Accordingly, we recast our results of operations for all years presented to align with our revised reportable segments. These reclassifications had no effect on our previously reported operating and net income (loss) within our consolidated statements of operations or cash flows from operating, investing and financing activities within our consolidated statements of cash flows.

The U.S. dollar is the reporting currency and functional currency for most of our operations except certain of our foreign subsidiaries, which use their local currencies as their functional currency. Assets and liabilities of these foreign subsidiaries are translated into U.S. dollars using the exchange rates in effect as of the balance sheet date. The effects of these translation adjustments are reflected in accumulated other comprehensive income, which is a separate component of stockholders’ equity.

The consolidated financial statements include the results of Ulterra from August 14, 2023 to December 31, 2023, and the results of NexTier from September 1, 2023 to December 31, 2023.

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

Cash and cash equivalents — Cash equivalents are highly liquid, short-term investments with original maturities of three months or less from their date of purchase.

Restricted cash — Restricted cash includes amounts restricted as cash collateral for the issuance of standby letters of credit.

The following table provides a reconciliation of cash and restricted cash reported within the consolidated balance sheet that sum to the total of such amounts shown in the statement of cash flows for the years ended December 31, 2023 and 2022:

	Year Ended December 31,
	2023	2022
Cash and cash equivalents	$190,108	$137,553
Restricted cash	2,572	—
Total cash, cash equivalents and restricted cash	$192,680	$137,553

Revenue recognition — Revenues from our drilling services, completion services, drilling products, and other activities are recognized as services are performed. All of the wells we drilled in 2023, 2022 and 2021 were drilled under daywork contracts. Revenue is presented net of any sales tax charged to the customer that we are required to remit to local or state governmental taxing authorities.

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

Inventories — Inventories consist primarily of sand and other products to be used in conjunction with our completion services activities, materials used in our equipment servicing business, spare parts for drilling services and raw materials for drilling products. Such inventories are stated at the lower of cost or net realizable value. As inventory is consumed, expense is recorded in direct operating cost in the consolidated statements of operations using the weighted average cost method for non-manufacturing inventory and standard cost method for manufacturing inventory.

We periodically review the nature and quantities of inventory on hand and evaluate the net realizable value of items based on historical usage patterns, known changes to equipment or processes and customer demand for specific products. Provision for excess or obsolete inventories is determined based on historical usage of inventory on-hand, volume on-hand versus anticipated usage, technological advances and consideration of current market conditions. Inventories that have not turned over for more than a year are subject to slow-moving reserve provisions. In addition, inventories that have become obsolete due to technological advances, excess volume on-hand or are no longer configured to operate with our equipment are written off.

Other current assets — Other current assets include reimbursement from our workers compensation insurance carrier for claims in excess of our deductible in the amount of $31.0 million and $34.6 million at December 31, 2023 and 2022, respectively. We also maintain prepayments for items such as insurance, rent and inventory.

Long-lived assets with definite lives — Property and equipment and definite-lived intangible assets are carried at cost less accumulated depreciation, amortization, depletion and impairment. Depreciation and amortization is recorded on the straight-line method over the estimated useful lives. The method of depreciation does not change whenever property and equipment become idle.

The estimated useful lives are shown below:

Useful Lives
Equipment	1-25 years
Rental equipment	4-8 runs
Buildings and leasehold improvements	1-30 years
Other	3-20 years

Amortization of definite-lived intangible assets is calculated on the straight-lined method over the estimated useful lives of the assets, which range from 3 to 15 years.

Long-lived assets with definite lives, including property and equipment and certain intangible assets, are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amounts of certain assets may not be recovered over their estimated remaining useful lives (“triggering events”). Assets are grouped at the lowest level at which identifiable cash flows are largely independent of other asset groupings for impairment assessment. If there is a triggering event, we estimate future cash flows over the life of the respective assets or asset groupings in our assessment of its recoverability. These estimates of cash flows are based on historical cyclical trends in the industry as well as our expectations regarding the continuation of these trends in the future. If estimated undiscounted cash flows expected to result from the use and eventual disposition of an asset or asset group is less than its respective carrying amount, an impairment loss is recognized in the amount by which the carrying amount exceeds its estimated fair value.

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

We review our proved oil and natural gas properties for impairment whenever a triggering event occurs, such as downward revisions in reserve estimates or decreases in expected future oil and natural gas prices. Proved properties are grouped by field and undiscounted cash flow estimates are prepared based on management’s expectation of future pricing over the lives of the respective fields. These cash flow estimates are reviewed by an independent petroleum engineer. If the net book value of a field exceeds our undiscounted cash flow estimate, impairment expense is measured and recognized as the difference between net book value and fair value. The fair value estimates used in measuring impairment are based on internally developed unobservable inputs including reserve volumes and future production, pricing and operating costs (Level 3 inputs in the fair value hierarchy of fair value accounting). We review unproved oil and natural gas properties quarterly to assess potential impairment. Our impairment assessment is made on a lease-by-lease basis and considers factors such as management’s intent to drill, lease terms and abandonment of an area. If an unproved property is determined to be impaired, the related property costs are expensed. Impairment expense related to oil and natural gas properties of approximately $7.0 million, $4.5 million and $1.3 million was recorded for the years ended December 31, 2023, 2022 and 2021, respectively.

Goodwill — As a result of both the Ulterra acquisition and the NexTier merger, we have recognized goodwill. Goodwill from acquisitions is recorded as the excess of the consideration transferred plus the fair value of any non-controlling interest in the acquiree at the acquisition date over the fair values of the identifiable net assets acquired. Goodwill is considered to have an indefinite useful economic life and is not amortized. We assess impairment of goodwill at least annually, as of July 31, or on an interim basis if events or circumstances indicate that the fair value of goodwill may have decreased below its carrying value. If the carrying value of a reporting unit exceeds its fair value, we would recognize an impairment in an amount equal to the excess, limited to the total amount of goodwill allocated to the reporting unit. See Note 7 for details.

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

In the third quarter of 2023, as part of the Ulterra acquisition and the NexTier merger, we acquired operating and finance leases. We inherited NexTier’s and Ulterra’s lease classifications as of the time of each respective acquisition. We have elected as an accounting policy election by class of underlying assets to not recognize assets or liabilities at the acquisition date for leases that had a remaining lease term of twelve months or less. See Notes 2 and 13 for details.

For finance leases, we amortize the right-of-use asset on a straight-line basis over the earlier of the useful life of the right-of-use asset or the end of the lease term and record this amortization in depreciation and amortization expense in the consolidated statements of operations. If available, we use the rate implicit in the lease at commencement date to discount the lease payments. If the implicit rate is not available, we use our incremental borrowing rate based on the information available at the commencement date in the determination of the present value of future lease payments. We include the term of any renewal option for the right-of-use asset and lease liability if it is reasonably certain that we will exercise the option. We also include the term of any termination option for the right-of-use asset and lease liability if it is not reasonably certain we will exercise the option. By our policy election, right-of-use assets and lease liabilities with an initial term of one year or less are not recognized for leasing arrangements, and non-lease and lease components are treated as a single lease component instead of bifurcating those components. For finance leases where we have determined we are reasonably certain to exercise a purchase option to acquire the underlying asset, we amortize the right-of-use asset over the lease term and record this amortization in “Depreciation, depletion, amortization and impairment” in the consolidated statements of operations. We adjust the lease liability to reflect lease payments made during the period and interest incurred on the lease liability using the effective interest method. The incurred interest expense is recorded in “Interest expense” in the consolidated statements of operations.

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

Stock-based compensation — We recognize the cost of share-based payments under the fair-value-based method. Under this method, compensation cost related to share-based payments is measured based on the estimated fair value of the awards at the date of grant, net of estimated forfeitures. This expense is recognized over the expected life of the awards, as described in Note 12.

Concentration of Credit Risk — Our assets that are potentially subject to concentrations of credit risk are cash, cash equivalents and restricted cash and trade accounts receivable. Cash balances are maintained in financial institutions, which at times exceed federally insured limits. We monitor the financial condition of the financial institutions in which accounts are maintained and has not experienced any losses in such accounts. We maintain an allowance for credit losses based upon several factors, including historical collection experience, current aging status of the customer accounts and financial condition of our customers. There were no material changes in the allowance for credit losses in 2023 and 2022.

Change in Accounting Estimate — In the third quarter of 2023, we changed the estimated useful lives of certain property and equipment within our completion services segment. The change in the estimated useful lives was necessitated by recent trends in increased intensity and pumping hours per day of certain components used in servicing larger jobs. We determined the estimated useful life of fluid ends is now less than one year, which results in these components no longer being capitalized to property and equipment but instead recorded to inventory and expensed as direct operating costs as they are consumed. Additionally, we shortened the estimated useful lives of certain other completion components that remain in property and equipment, which resulted in a decrease in the weighted average estimated useful lives of these assets from nine years to seven years. The effect of our change in estimated useful lives of these assets was a decrease in operating income of $30.7 million and a decrease in net income of $24.3 million for the year ended December 31, 2023, which resulted in a decrease in basic and diluted earnings per share of $0.09 and $0.09 per share, respectively.

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

In November 2023, the FASB issued an accounting standards update to improve reportable segment disclosure requirements and enhance disclosures about significant segment expenses. The amendments in the update are effective for public business entities for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024 on a retrospective basis. We are currently evaluating the effect of this pronouncement on our disclosures.

In December 2023, the FASB issued an accounting standards update to improve income tax disclosure requirements. The amendments in the update are effective for public business entities for fiscal years beginning after December 15, 2024 and should be applied prospectively. We are currently evaluating the effect of this pronouncement on our disclosures.

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

Pioneer provided land-based contract drilling services and production services to a diverse group of oil and natural gas exploration and production companies in the United States and internationally in Colombia.

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

2021
(Unaudited)
Revenues	$1,464,351
Net loss	$(666,032)

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

The aggregate purchase price noted above was allocated to the major categories of assets acquired and liabilities assumed based on preliminary estimated fair values as of the date of the business combination. We applied significant judgment in estimating the fair value of assets acquired and liabilities assumed, which involved the use of significant estimates and assumptions with respect to future rig counts, cash flow projections, estimated economic useful lives, operating and capital cost estimates, customer attrition rates, contributory asset charges, royalty rates and discount rate (10.5%). The carrying amounts of cash and cash equivalents, accounts receivable, other assets, accounts payable and accrued liabilities approximate their fair values due to their nature or the short-term maturity of instruments. The remaining assets acquired and liabilities assumed are based on inputs that are not observable in the market and thus represent Level 3 inputs. The fair value of inventory and rental equipment was determined using a replacement cost approach. Intangible assets primarily consist of customer relationships and developed technology, the fair values of which were determined using an income approach. Property and equipment was valued using a combination of indirect cost and a market approach. The fair value was estimated by using a multi-period excess earnings method for customer relationships and a relief from royalty method for trade name and developed technology. Certain data necessary to complete the purchase price allocation is not yet available, including final tax returns that provide the underlying tax basis of Ulterra’s assets and liabilities. The measurement period adjustments in the fourth quarter of 2023 did not have a material impact on our consolidated financial statements. We will complete the purchase price allocation during the 12-month period following the acquisition date.

The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition:

Assets acquired:
Cash and cash equivalents	$18,426
Accounts receivable	68,467
Inventory (1)	36,313
Rental equipment (2)	109,055
Property and equipment	27,583
Intangible assets	313,000
Operating lease right of use asset	7,513
Finance lease right of use asset	5,228
Other assets	14,274
Total assets acquired	599,859

Liabilities assumed:
Accounts payable	23,258
Accrued liabilities	31,608
Operating lease liability	7,513
Finance lease liability	5,228
Deferred tax liabilities	83,993
Total liabilities assumed	151,600
Less: noncontrolling interest	(8,729)
Net assets acquired	439,530
Goodwill	457,616
Total consideration transferred	$897,146

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

The goodwill recognized in the acquisition represents the excess of the gross consideration transferred over the fair value of the underlying net tangible and identifiable intangible assets acquired and liabilities assumed. Goodwill represents the potential for new growth opportunities internationally with the acquisition of Ulterra as well as the recognition of deferred taxes for the difference between the fair value of the assets acquired and liabilities assumed and the respective carry-over tax basis. Goodwill is not deductible for tax purposes. All of the goodwill was assigned to our Drilling Products segment. See Note 7.

Approximately $135 million of revenues and $3.4 million of net loss attributed to the Ulterra acquisition are included in the consolidated statements of operations for the period from the closing date on August 14, 2023 through December 31, 2023. During the twelve months ended December 31, 2023, we incurred costs related to the Ulterra acquisition totaling $5.6 million, which are included in our consolidated statements of operations as “Merger and integration expense.”

A portion of the fair value consideration transferred has been provisionally assigned to identifiable intangible assets as follows:

	Fair Value	Weighted Average Useful Life
	(in thousands)	(in years)
Customer relationships	$245,000	15
Trade name	16,000	11
Developed technology	52,000	5
Intangible assets	$313,000

Pro Forma

The following pro forma condensed combined financial information was derived from our and Ulterra’s historical financial statements and gives effect to the acquisition as if it had occurred on January 1, 2022. The below information reflects pro forma adjustments based on available information and certain assumptions we believe are reasonable, including (i) adjustments related to the depreciation and amortization of the step up to fair value of $77.6 million for acquired intangibles, $74.4 million for acquired drill bits classified as long-lived assets, and $5.5 million for acquired drill bits classified as inventory, (ii) removal of $12.8 million in 2023 and $28.1 million in 2022 of historical interest expense of the acquired entity and (iii) $17.4 million in 2023 and $11.3 million in 2022 of tax benefit relating to the aforementioned pro forma adjustments.

The pro forma results of operations do not include any anticipated cost savings or other synergies that may result from the Ulterra acquisition nor do they include any estimated costs that will be incurred to integrate Ulterra operations. The pro forma results of operations include our merger and integration expense of $5.6 million as if they had been incurred in the first quarter of 2022.

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

	2023	2022
	(Unaudited)
Revenues	$4,369,596	$3,017,778
Net income	$190,136	$141,458

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

NexTier is a predominately U.S. land-focused oilfield service provider, with a diverse set of well completion and production services across a variety of active basins.

The total fair value of the consideration transferred was determined as follows (in thousands, except exchange ratio and stock price):

Number of shares of NexTier common stock outstanding as of September 1, 2023	228,846
Multiplied by the exchange ratio	0.752
Number of shares of Patterson-UTI Energy, Inc. common stock issued in connection with the merger	172,092
Patterson-UTI Energy, Inc. common stock price on September 1, 2023	$14.91
Common stock equity consideration	2,565,895
Acceleration of RSU awards	1,997
Fair value of replacement equity awards (1)	70,416
NexTier long-term debt repaid by Patterson-UTI Energy, Inc.	161,000
Consideration transferred	$2,799,308

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

The transaction has been accounted for as a business combination using the acquisition method with Patterson-UTI Energy, Inc. determined to be the acquirer. Under the acquisition method of accounting, the fair value of the consideration transferred is allocated to the tangible and intangible assets acquired and the liabilities assumed based on their estimated fair values as of the acquisition date.

The aggregate purchase price noted above was allocated to the major categories of assets acquired and liabilities assumed based on preliminary estimated fair values as of the date of the business combination. We applied significant judgment in estimating the fair value of assets acquired and liabilities assumed, which involved the use of significant estimates and assumptions with respect to future rig counts, cash flow projections, estimated economic useful lives, operating and capital cost estimates, customer attrition rates, contributory asset charges, royalty rates and discount rate (14.0%). The carrying amounts of cash and cash equivalents, accounts receivable, inventory, other assets, accounts payable, accrued liabilities, and other liabilities approximate their fair values due to their nature or the short-term maturity of instruments. The remaining assets acquired and liabilities assumed are based on inputs that are not observable in the market and thus represent Level 3 inputs. The fair value of property and equipment was determined using a combination of replacement cost and indirect cost. Intangible assets were valued using an income approach. The fair value was estimated by using multi-period excess earnings method for customer relationships and a relief from royalty method for trade name and developed technology. Certain data necessary to complete the purchase price allocation is not yet available, including final tax returns that provide the underlying tax basis of NexTier’s assets and liabilities. The measurement period adjustments in the fourth quarter of 2023 did not have a material impact on our consolidated financial statements. We will complete the purchase price allocation during the 12-month period following the acquisition date.

The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of the merger:

Assets acquired:
Cash and cash equivalents	$95,815
Accounts receivable	420,200
Inventory	71,930
Property and equipment (1)	1,045,610
Intangible assets	768,000
Operating lease right of use asset	19,091
Finance lease right of use asset	50,733
Other assets	84,677
Total assets acquired	2,556,056

Liabilities assumed:
Accounts payable	358,873
Accrued liabilities	129,535
Operating lease liability	19,091
Finance lease liability	50,733
Deferred tax liabilities	86,293
Long-term debt	22,533
Other liabilities	11,815
Total liabilities assumed	678,873
Net assets acquired	1,877,183
Goodwill	922,125
Total consideration transferred	$2,799,308

(1)
We recorded an adjustment of $262.7 million to write-up acquired property and equipment to estimated fair value. This adjustment will be depreciated on a straight-line basis over a weighted average period of six years.

The goodwill recognized in the merger represents the excess of the gross consideration transferred over the fair value of the underlying net tangible and identifiable intangible assets acquired and liabilities assumed. Goodwill largely consisted of the expected synergies and economies of scale from the combined operations of Patterson-UTI Energy, Inc. and NexTier as well as the recognition of deferred taxes for the difference between the fair value of the assets acquired and liabilities assumed and the respective carry-over tax basis. The goodwill is not deductible for tax purposes. All of the goodwill was assigned to our completion services segment. See Note 7.

Approximately $1.1 billion of revenues and $12.5 million of net income attributed to the NexTier merger are included in the consolidated statements of operations for the period from the closing date on September 1, 2023 through December 31, 2023. During the twelve months ended December 31, 2023, we incurred costs related to the NexTier merger totaling $92.5 million, which are included in our consolidated statements of operations as “Merger and integration expense.”

A portion of the fair value consideration transferred has been provisionally assigned to identifiable intangible assets as follows:

	Fair Value	Weighted Average Useful Life
	(in thousands)	(in years)
Customer relationships	$540,000	10
Trade name	85,000	10
Developed technology	143,000	5
Intangible assets	$768,000

Pro Forma

The following pro forma condensed combined financial information was derived from our and NexTier's historical financial statements and gives effect to the acquisition as if it had occurred on January 1, 2022. The below information reflects pro forma adjustments based on available information and certain assumptions we believe are reasonable, including (i) adjustments related to the depreciation and amortization of the step up to fair value of $720.7 million for acquired intangibles and $262.7 million for acquired property and equipment, (ii) removal of $ 17.7 million in 2023 and $30.0 million in 2022 of historical interest expense of the acquired entity and (iii) $15.1 million in 2023 and $72.7 million of tax benefit in 2022 relating to the aforementioned pro forma adjustments.

The pro forma results of operations do not include any anticipated cost savings or other synergies that may result from the NexTier merger nor do they include any estimated costs that will be incurred to integrate NexTier operations. The pro forma results of operations include our merger and integration expense of $92.5 million as if they had been incurred in the first quarter of 2022.

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

	2023	2022
	(Unaudited)
Revenues	$6,604,824	$5,892,414
Net income	$598,709	$196,220

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

Other — we are a non-operating working interest owner of oil and natural gas assets primarily located in Texas and New Mexico. The ownership terms are outlined in joint operating agreements for each well between the operator of the well and the various interest owners, including us, who are considered non-operators of the well. We receive revenue each period for our working interest in the well during the period.

Accounts Receivable and Contract Liabilities

Accounts receivable is our right to consideration once it becomes unconditional. Payment terms typically range from 30 to 60 days.

Accounts receivable balances were $900 million and $561 million as of December 31, 2023 and 2022, respectively. These balances do not include amounts related to our oil and natural gas working interests nor do they include amounts related to our lease revenues under Topic 842 as those contracts are excluded from Topic 606. Accounts receivable balances are included in “Accounts receivable” in our consolidated balance sheets.

We do not have any significant contract asset balances. Contract liabilities include prepayments received from customers prior to the requested services being completed. Once the services are complete and have been invoiced, the prepayment is applied against the customer’s account to offset the accounts receivable balance. Also included in contract liabilities are payments received from customers for reactivation or initial mobilization of newly constructed or upgraded rigs that were moved on location to the initial well site. These payments are allocated to the overall performance obligation and amortized over the initial term of the contract. Total contract liability balances were $103 million and $148 million as of December 31, 2023 and December 31, 2022, respectively. In 2023, we recognized $136 million of revenue that was included in the contract liability balance at the beginning of the period, of which the recognition of $28.9 million was due to deferred revenue from a customer prepayment, which became recognizable after the customer changed its drilling schedule. In 2022, we recognized $59.7 million of revenue that was included in the contract liability balance at the beginning of the period. Revenue related to our contract liabilities balance is expected to be recognized through 2026. The $98.9 million current portion of our contract liability balance is included in “Accrued liabilities” and $4.1 million noncurrent portion of our contract liability balance is included in “Other liabilities” in our consolidated balance sheets.

Contract Costs

Costs incurred for newly constructed rigs or rig upgrades based on a contract with a customer are considered capital improvements and are capitalized to drilling equipment and depreciated over the estimated useful life of the asset.

Remaining Performance Obligations

We maintain a backlog of commitments for contract drilling services under term contracts, which we define as contracts with a duration of six months or more. Our contract drilling backlog in the United States as of December 31, 2023 was approximately $700 million. Approximately 16% of our total contract drilling backlog in the United States at December 31, 2023 is reasonably expected to remain at December 31, 2024. We generally calculate our backlog by multiplying the dayrate under our term drilling contracts by the number of days remaining under the contract. The calculation does not include any revenues related to fees for other services such as for mobilization, other than initial mobilization, demobilization and customer reimbursables, nor does it include potential reductions in rates for unscheduled standby or during periods in which the rig is moving or incurring maintenance and repair time in excess of what is permitted under the drilling contract. For contracts that contain variable dayrate pricing, our backlog calculation uses the dayrate in effect for periods where the dayrate is fixed, and, for periods that remain subject to variable pricing, uses commodity pricing or other related indices in effect at December 31, 2023. In addition, our term drilling contracts are generally subject to termination by the customer on short notice and provide for an early termination payment to us in the event that the contract is terminated by the customer. For contracts on which we have received notice for the rig to be placed on standby, our backlog calculation uses the standby rate for the period over which we expect to receive the standby rate. For contracts on which we have received an early termination notice, our backlog calculation includes the early termination rate, instead of the dayrate, for the period over which we expect to receive the lower rate. Please see “Our current backlog of contract drilling revenue may decline and may not ultimately be realized, as fixed-term contracts may in certain instances be terminated without an early termination payment” included in Item 1A of this Report.

4. Inventory

Inventory consisted of the following at December 31, 2023 and 2022 (in thousands):

	2023	2022
Raw materials and supplies	$141,311	$63,008
Work-in-process	7,437	2,341
Finished goods	32,057	28
Inventory	$180,805	$65,377

5. Other Current Assets

Other current assets consisted of the following at December 31, 2023 and 2022 (in thousands):

	2023	2022
Federal and state income taxes receivable	$26,949	$11,313
Workers’ compensation receivable	31,006	34,632
Prepaid expenses	46,394	11,960
Other	36,773	3,064
Other current assets	$141,122	$60,969

6. Property and Equipment

Property and equipment consisted of the following at December 31, 2023 and 2022 (in thousands):

	2023	2022
Equipment	$8,506,727	$7,551,099
Oil and natural gas properties	238,337	236,156
Buildings	248,693	175,212
Rental equipment	119,653	—
Land	38,811	23,610
Total property and equipment	9,152,221	7,986,077
Less accumulated depreciation, depletion, amortization and impairment	(5,811,809)	(5,725,501)
Property and equipment, net	$3,340,412	$2,260,576

Depreciation, depletion, amortization and impairment — The following table summarizes depreciation, depletion, amortization and impairment expense related to property and equipment and intangible assets for 2023, 2022 and 2021 (in thousands):

	2023	2022	2021
Depreciation and impairment expense	$682,672	$472,969	$818,999
Amortization expense	41,521	2,891	24,606
Depletion expense	7,223	8,085	5,573
Total	$731,416	$483,945	$849,178

On a periodic basis, we evaluate our fleet of drilling rigs for marketability based on the condition of inactive rigs, expenditures that would be necessary to bring inactive rigs to working condition and the expected demand for drilling services by rig type. The components comprising rigs that will no longer be marketed are evaluated, and those components with continuing utility to our other marketed rigs are transferred to other rigs or to our yards to be used as spare equipment. The remaining components of these rigs are abandoned. There were no impairments in 2022 or 2023. In the fourth quarter of 2021, we identified 43 legacy non-super-spec rigs and equipment to be abandoned. Based on the strong customer preference across the industry for super-spec drilling rigs, we believed the 43 rigs that were abandoned had limited commercial opportunity. We recorded a $220 million charge related to this abandonment in the fourth quarter of 2021.

We also periodically evaluate our other drilling service assets. In the fourth quarter of 2021, we abandoned certain directional drilling equipment totaling $2.5 million and recorded a charge on our developed technology intangible asset of $11.4 million due to advances in technology that rendered those assets, and their related spare parts inventory, obsolete. There were no similar charges in 2022 or 2023.

We also periodically evaluate our completion services assets for marketability based on the condition of inactive equipment, expenditures that would be necessary to bring the equipment to working condition and the expected demand for such equipment. The components of equipment that will no longer be marketed are evaluated, and those components with continuing utility will be used as parts to support active equipment. The remaining components of this equipment are abandoned. In the fourth quarter of 2021, we recorded a charge of $32.2 million related to the abandonment of approximately 0.2 million horsepower within our completion services fleet. The majority of these units were frac pumps but also included pump down units. These units were abandoned due to changes in customer preferences for dual fuel, advancements in technology, and prohibitive reactivation costs. There were no similar charges in 2022 or 2023.

We also periodically evaluate our drilling products assets for marketability based on the condition of inactive equipment, expenditures that would be necessary to bring the equipment to working condition and the expected demand for such equipment. There have been no impairment charges recorded since the acquisition of these assets as part of the Ulterra acquisition in the third quarter of 2023.

7. Goodwill and Intangible Assets

Goodwill — We had no goodwill balance as of December 31, 2022. As a result of both the Ulterra acquisition and the NexTier merger in 2023, we recognized goodwill. Goodwill is evaluated at least annually on July 31, or more frequently when events and circumstances occur indicating recorded goodwill may be impaired. Goodwill is tested at the reporting unit level, which is at or one level below our operating segments. We determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value after considering qualitative, market and other factors, and if that is the case, any necessary goodwill impairment is determined using a quantitative impairment test. If the resulting fair value of goodwill is less than the carrying value of goodwill, an impairment loss would be recognized for the amount of the shortfall.

We determined our drilling products operating segment consists of a single reporting unit and, accordingly, goodwill acquired from the Ulterra acquisition was allocated to that reporting unit. We determined our completion services operating segment consists of two reporting units; completion services, which is primarily comprised of our hydraulic fracturing operations and other integrated service offerings, and cementing services.

Goodwill Impairment Assessment

During the fourth quarter of 2023, our share price experienced a sustained decline which resulted in a decrease to our market capitalization. This decline in share price was deemed a triggering event that warranted a quantitative assessment for goodwill impairment for all three of our reporting units.

We estimated the fair value of the drilling products and the completion services reporting units using the income approach. Under this approach, we used a discounted cash flow model, which utilizes present values of cash flows to estimate fair value. Forecasted cash flows considered known market conditions as of December 31, 2023, and management's anticipated business outlook for each reporting unit. Future cash flows were projected based on estimates of revenue, gross profit, selling, general and administrative expense, changes in working capital, and capital expenditures. The terminal period used within the discounted cash flow model for each reporting unit consisted of a 1% growth estimate. The future cash flows were discounted using a market-participant, risk-adjusted weighted average cost of capital of 10% for the drilling products reporting unit and 12% for the completion services reporting unit. We estimated the fair value of the cementing services reporting unit using a market approach. The market approach was based on trading multiples of companies comparable to the cementing services reporting unit.

The forecast for the drilling products reporting unit assumes continued growth in international markets. Geopolitical instability in regions in which we expect to maintain and grow market share, a global decrease in the demand of drilling products, or other unforeseen macroeconomic considerations could negatively impact the key assumptions used in our goodwill assessment for our drilling products reporting unit.

The forecast for the completion services reporting unit assumes activity in 2024 consistent with 2023 exit levels and moderate increases in activity of 3% to 5% beginning in 2025 and holding flat until the terminal period, which was consistent with rig count forecasts as of December 31, 2023. A sustained decrease in oil prices and rig count could negatively affect the key assumptions used in our goodwill assessment for completion services.

Based on the results of the goodwill impairment tests, the fair values of the drilling products, completion services, and cementing services reporting units exceeded their carrying values by approximately 4%, 11%, and 80%, respectively. Accordingly, no impairment was recorded for any of the reporting units.

Goodwill by operating segment as of December 31, 2022 and 2023 and changes for the years then ended are as follows (in thousands):

	Completion	Drilling
	Services	Products	Total
Balance, December 31, 2022	$—	$—	$—
Goodwill acquired	921,656	451,341	1,372,997
Measurement period adjustment	469	6,275	6,744
Balance, December 31, 2023	$922,125	$457,616	$1,379,741

Intangible Assets — Our intangible assets were recorded at fair value on the date of acquisition and are amortized on a straight-line basis. The following table identifies the segment and weighted average useful life of each of our intangible assets:

		Weighted Average
	Segment	Useful Life
		(in years)
Customer relationships	Drilling Services, Completion Services and Drilling Products	11.1
Developed technology	Drilling Services, Completion Services and Drilling Products	4.6
Trade name	Completion Services and Drilling Products	9.7
Other	Drilling Services and Completion Services	1.8

During 2021, we achieved certain internal advancements in our directional drilling technology that have rendered obsolete certain technology acquired as part of the MS Directional acquisition. Accordingly, we recorded a charge of $11.4 million to abandon these developed technology intangibles and certain related internal use software.

The gross carrying amount and accumulated amortization of intangible assets as of December 31, 2023 and 2022 are as follows (in thousands):

	2023			2022
	Gross Carrying	Accumulated	Net Carrying	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Customer relationships	$786,715	$(25,563)	$761,152	$1,800	$(1,071)	$729
Developed technology	202,772	(16,435)	186,337	7,772	(3,773)	3,999
Trade name	101,000	(3,406)	97,594	—	—	—
Other	7,345	(731)	6,614	1,450	(333)	1,117
Intangible assets, net	$1,097,832	$(46,135)	$1,051,697	$11,022	$(5,177)	$5,845

Amortization and impairment expense on intangible assets of approximately $41.5 million, $1.3 million, and $24.0 million was recorded for the years ended December 31, 2023, 2022 and 2021, respectively, which included an $11.4 million impairment in 2021.

The remaining amortization expense associated with finite-lived intangible assets, excluding in-process software, is expected to be as follows (in thousands):

Year ending December 31,
2024	$121,307
2025	121,039
2026	120,702
2027	120,674
2028	105,481
Thereafter	456,608
Total	$1,045,811

8. Accrued Liabilities

Accrued liabilities consisted of the following at December 31, 2023 and 2022 (in thousands):

	2023	2022
Salaries, wages, payroll taxes and benefits	$129,982	$73,308
Workers’ compensation liability	67,396	67,853
Property, sales, use and other taxes	62,194	10,119
Insurance, other than workers’ compensation	11,524	3,644
Accrued interest payable	19,172	10,522
Deferred revenue	98,914	110,215
Federal and state income taxes payable	3,437	4,644
Accrued merger and integration expense	15,113	—
Other	38,536	28,482
Accrued liabilities	$446,268	$308,787

9. Long-Term Debt

Long-term debt consisted of the following at December 31, 2023 and 2022 (in thousands):

	Effective Interest Rate	December 31, 2023	December 31, 2022
3.95% Senior Notes Due 2028	4.03%	482,505	$488,505
5.15% Senior Notes Due 2029	5.26%	344,895	347,900
7.15% Senior Notes Due 2033	7.28%	400,000	—
Equipment Loans Due 2025	5.25%	18,686	—
		1,246,086	836,405
Less deferred financing costs and discounts		(8,919)	(5,468)
Less current portion		(12,226)	—
Total		1,224,941	$830,937

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

Loans under the Credit Agreement bear interest by reference, at our election, to the SOFR rate (subject to a 0.10% per annum adjustment) or base rate, in each case subject to a 0% floor. The applicable margin on SOFR rate loans varies from 1.00% to 2.00% and the applicable margin on base rate loans varies from 0.00% to 1.00%, in each case determined based on our credit rating. As of December 31, 2023, the applicable margin on SOFR rate loans was 1.75% and the applicable margin on base rate loans was 0.75%. A letter of credit fee is payable by us equal to the applicable margin for SOFR rate loans times the daily amount available to be drawn under outstanding letters of credit. The commitment fee rate payable to the lenders varies from 0.10% to 0.30% based on our credit rating.

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

The Credit Agreement contains representations, warranties, affirmative and negative covenants and events of default and associated remedies that we believe are customary for agreements of this nature, including certain restrictions on our ability and the ability of each of our subsidiaries to grant liens and on the ability of each of our non-guarantor subsidiaries to incur debt. If our credit rating is below investment grade at both Moody’s and S&P, we will become subject to a restricted payment covenant, which would generally require us to have a Pro Forma Debt Service Coverage Ratio (as defined in the Credit Agreement) greater than or equal to 1.50 to 1.00 immediately before and immediately after making any restricted payment. Restricted payments include, among other things, dividend payments, repurchases of our common stock, distributions to holders of our common stock or any other payment or other distribution to third parties on account of our or our subsidiaries’ equity interests. Our credit rating is currently investment grade at both credit rating agencies. The Credit Agreement also requires that our total debt to capitalization ratio, expressed as a percentage, not exceed 50% as of the last day of each fiscal quarter. The Credit Agreement generally defines the total debt to capitalization ratio as the ratio of (a) total borrowed money indebtedness to (b) the sum of such indebtedness plus consolidated net worth, with consolidated net worth determined as of the end of the most recently ended fiscal quarter. We were in compliance with these covenants at December 31, 2023.

As of December 31, 2023, we had no borrowings outstanding under our revolving credit facility. We had $2.6 million in letters of credit outstanding under the Credit Agreement at December 31, 2023 and, as a result, had available borrowing capacity of approximately $597 million at that date.

2015 Reimbursement Agreement — On March 16, 2015, we entered into a Reimbursement Agreement (the “Reimbursement Agreement”) with The Bank of Nova Scotia (“Scotiabank”), pursuant to which we may from time to time request that Scotiabank issue an unspecified amount of letters of credit. As of December 31, 2023, we had $87.7 million in letters of credit outstanding under the Reimbursement Agreement.

Under the terms of the Reimbursement Agreement, we will reimburse Scotiabank on demand for any amounts that Scotiabank has disbursed under any of our letters of credit issued thereunder. Fees, charges and other reasonable expenses for the issuance of letters of credit are payable by us at the time of issuance at such rates and amounts as are in accordance with Scotiabank’s prevailing practice. We are obligated to pay to Scotiabank interest on all amounts not paid by us on the date of demand or when otherwise due at the LIBOR rate plus 2.25% per annum, calculated daily and payable monthly, in arrears, on the basis of a calendar year for the actual number of days elapsed, with interest on overdue interest at the same rate as on the reimbursement amounts. A letter of credit fee is payable by us equal to 1.50% times the amount of outstanding letters of credit.

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

2028 Senior Notes, 2029 Senior Notes and 2033 Senior Notes —On January 19, 2018, we completed an offering of $525 million in aggregate principal amount of our 3.95% Senior Notes due 2028 (the “2028 Notes”). On November 15, 2019, we completed an offering of $350 million in aggregate principal amount of our 5.15% Senior Notes due 2029 (the “2029 Notes”). On September 13, 2023, we completed an offering of $400 million in aggregate principal amount of our 7.15% Senior Notes due 2033 (the “2033 Notes”). The net proceeds before offering expenses from the offering of the 2033 Notes were approximately $396 million, which we used to repay amounts outstanding under our revolving credit facility.

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

Equipment Loans — As part of the NexTier merger, we assumed the obligations of NexTier Completions Solutions Inc. (“NCS”) under a Master Loan and Security Agreement (as amended, the “Master Agreement”) with Caterpillar Financial Services Corporation. The Master Agreement allows NCS to enter into secured equipment financing term loans from time to time (the “Equipment Loans”). The Equipment Loans may be drawn in multiple tranches, with each loan evidenced by a separate promissory note. The Master Agreement and the Equipment Loans contain customary affirmative and negative covenants, including limitations on further encumbrance of the collateral other than the applicable loans under the Master Agreement. We were in compliance with these covenants at December 31, 2023. The Equipment Loans bear interest at a rate of 5.25% per annum, and we pay interest on the 1st of each month. The Equipment Loans will mature on June 1, 2025.

Drilling Products Letters of Credit — As part of the Ulterra merger, we assumed letters of credit of $2.5 million outstanding with financial institutions providing for short-term borrowing capacity, overdraft protection and bonding requirements. We maintain these letters of credit primarily for compliance with contractual obligations. These letters of credit expire annually at various times during the year and are typically renewed. As of December 31, 2023, no amounts had been drawn under the letters of credit.

Presented below is a schedule of the principal repayment requirements of long-term debt by fiscal year as of December 31, 2023 (in thousands):

Year ending December 31,
2024	$12,290
2025	6,396
2026	—
2027	—
2028	482,505
2029	344,895
Thereafter	400,000
Total	$1,246,086

10. Commitments, Contingencies and Other Matters

Commitments – As of December 31, 2023, we maintained letters of credit in the aggregate amount of $92.4 million primarily for the benefit of various insurance companies as collateral for retrospective premiums and retained losses that could become payable under the terms of the underlying insurance contracts and compliance with contractual obligations. These letters of credit expire annually at various times during the year and are typically renewed. As of December 31, 2023, no amounts had been drawn under the letters of credit.

As of December 31, 2023, we had commitments to purchase major equipment totaling approximately $153 million.

Our completion services segment has entered into agreements to purchase minimum quantities of proppants from certain vendors. We purchased $135 million, $93.0 million and $66.9 million of proppants under take-or-pay or similar agreements during the years ended December 31, 2023, 2022 and 2021, respectively. As of December 31, 2023, the remaining minimum obligation under these agreements was approximately $39.7 million, of which approximately $33.7 million, $4.0 million and $2.0 million relate to the remainder of 2024, 2025 and 2026, respectively.

Contingencies – Our operations are subject to many hazards inherent in the businesses in which we operate, including inclement weather, blowouts, explosions, fires, loss of well control, motor vehicle accidents, equipment failure, unplanned power outages and surges, computer system disruptions or cybersecurity incidents, pollution, exposure and reservoir damage. These hazards could cause personal injury or death, work stoppage, and serious damage to equipment and other property, as well as significant environmental and reservoir damages. These risks could expose us to substantial liability for personal injury, wrongful death, property damage, loss of oil and natural gas production, pollution and other environmental damages. An accident or other event resulting in significant environmental or property damage, or injuries or fatalities involving our employees or other persons could also trigger investigations by federal, state or local authorities. Such an accident or other event could cause us to incur substantial expenses in connection with the investigation, remediation and resolution, as well as cause lasting damage to our reputation, loss of customers and an inability to obtain insurance.

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

In addition, we maintain insurance coverage of the types and in the amounts we believe to be customary in the industry, but we do not insure against all risks, either because insurance is not available or because it is not commercially justifiable. The insurances that we maintain include coverage for fire, windstorm and other risks of physical loss to our equipment and certain other assets, employer’s liability, automobile liability, commercial general liability, workers’ compensation as well as insurance for other specific risks. We cannot assure that any insurance obtained by us will be adequate to cover any losses or liabilities nor can we assure that any insurance obtained by us will continue to be made available for purchase or made available on acceptable terms. While we carry insurance to cover physical damage to, or loss of, a substantial portion of our equipment and certain other assets, such insurance does not cover the full replacement cost of such equipment or other assets. We have also elected in some cases to retain a greater amount of risk through increased deductibles on certain insurance policies. For example, in the United States we generally maintain a $1.5 million per occurrence deductible on our workers’ compensation insurance coverage, a $1.0 million per occurrence deductible on our equipment insurance coverage, a $10.0 million per occurrence deductible on our general liability coverage, and, for our automobile insurance coverage, a per occurrence deductible ranging from $2.0 million to $10.0 million. We also self-insure a number of risks, including loss of earnings and business interruption and most cybersecurity risks, and we do not carry a significant amount of insurance to cover risks of underground reservoir damage.

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

We have Employment Agreements with our Chief Executive Officer, Chief Financial Officer, Chief Business Officer and General Counsel. Each Employment Agreement generally has an initial three-year term, subject to automatic annual renewal. The executive may terminate his employment under his Employment Agreement by providing written notice of such termination at least 30 days before the effective date of such termination. Under specified circumstances, we may terminate the executive’s employment under his Employment Agreement for Cause (as defined in the Employment Agreement) by providing written notice 10 - 30 days, depending on the nature of the cause trigger, before the effective date of such termination and granting at least 10 - 20 days, depending on the nature of the cause trigger, to cure the cause for such termination or (ii) by providing written notice of such termination at least 30 days before the effective date of such termination and by granting at least 20 days to cure the cause for such termination, provided that if the matter is reasonably determined by us to not be capable of being cured, the executive may be terminated for cause on the date the written notice is delivered. The Employment Agreement also provides for, among other things, severance payments and the continuation of certain benefits following our decision to terminate the executive other than for Cause, or termination by the executive for Good Reason (as defined in each Employment Agreement). Under these provisions, if the executive’s employment is terminated by us without Cause, or the executive terminates his employment for Good Reason:

•
the executive will have the right to receive a lump-sum payment consisting of 3 times (in the case of the Chief Executive Officer) or 2.5 times (in the case of the Chief Financial Officer, Chief Business Officer and General Counsel) the sum of (i) his base salary and (ii) the average annual cash bonus received by him for the three years prior to the date of termination;
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

If our decision to terminate other than for Cause or by the executive for Good Reason occurs following a Change in Control (as defined in his Employment Agreement, the executive will generally be entitled to the same severance payments and benefits described above except that the pro-rated lump-sum payment for annual cash bonuses will be based on his highest annual cash bonus for the last three years, and the executive will be entitled to 36 months (in the case of the Chief Executive Officer) or 30 months (in the case of the Chief Financial Officer, Chief Business Officer and General Counsel) of subsidized benefits continuation coverage.

Additionally, our Chief Business Officer is party to a letter agreement with us, which was entered into in connection with the closing of the NexTier merger. The letter agreement provides that, following the one-year anniversary of the closing of the NexTier merger, our Chief Business Officer will not have Good Reason (as defined in his Employment Agreement) to terminate his employment with us due to the transition of his role in connection with the NexTier merger and any resulting changes in his authority, duties or responsibilities. The letter agreement also provides a $2 million cash retention bonus, payable in eight quarterly installments following the closing of the NexTier merger, subject to our Chief Business Officer’s continued employment in good standing with us on each applicable payment date. Any unpaid portions of the retention bonus will become payable if our Chief Business Officer’s employment is terminated by us without cause or by our Chief Business Officer for Good Reason (unless, within six months of the closing of the NexTier merger, our Chief Business Officer resigns for Good Reason as a result of the transition of his role, in which case the full amount of the retention bonus will be forfeited with any previously paid portions offset against any severance amounts payable to our Chief Business Officer).

11. Stockholders’ Equity

Cash Dividend — On February 14, 2024, our Board of Directors approved a cash dividend on our common stock in the amount of $0.08 per share to be paid on March 15, 2024 to holders of record as of March 1, 2024. The amount and timing of all future dividend payments, if any, are subject to the discretion of the Board of Directors and will depend upon business conditions, results of operations, financial condition, terms of our debt agreements and other factors. Our Board of Directors may, without advance notice, reduce or suspend our dividend to improve our financial flexibility and position our company for long-term success. There can be no assurance that we will pay a dividend in the future.

Share Repurchases and Acquisitions — In September 2013, our Board of Directors approved a stock buyback program. In April 2023, our Board of Directors approved an increase of the authorization under the stock buyback program to allow for an aggregate of $300 million of future share repurchases. All purchases executed to date have been through open market transactions. Purchases under the buyback program are made at management’s discretion, at prevailing prices, subject to market conditions and other factors. Purchases may be made at any time without prior notice. There is no expiration date associated with the buyback program. As of December 31, 2023, we had remaining authorization to purchase approximately $206 million of our outstanding common stock under the stock buyback program. In February 2024, our Board of Directors approved an increase of the authorization under the stock buyback program to allow for an aggregate of $1 billion of future share repurchases. Shares of stock purchased under the buyback program are held as treasury shares.

We acquired shares of stock from employees during 2023, 2022 and 2021 that are accounted for as treasury stock. Certain of these shares were acquired to satisfy the exercise price and employees’ tax withholding obligations upon the exercise of stock options. The remainder of these shares were acquired to satisfy payroll withholding obligations upon the settlement of performance unit awards and the vesting of restricted stock units. These shares were acquired at fair market value. These acquisitions were made pursuant to the terms of the Patterson-UTI Energy, Inc. Amended and Restated 2014 Long-Term Incentive Plan, as amended (the “2014 Plan”) and the Patterson-UTI Energy, Inc. 2021 Long-Term Incentive Plan (the “2021 Plan”), the NexTier Oilfield Solutions Inc. Equity and Incentive Award Plan and the NexTier Oilfield Solutions Inc. (Former C&J Energy) Management Incentive Plan, and not pursuant to the stock buyback program.

Treasury stock acquisitions during the years ended December 31, 2023, 2022 and 2021 were as follows (dollars in thousands):

	2023		2022		2021
	Shares	Cost	Shares	Cost	Shares	Cost
Treasury shares at beginning of period	88,758,722	$1,453,079	84,128,995	$1,372,641	83,402,322	$1,366,313
Purchases pursuant to stock buyback program	14,086,229	168,631	3,254,599	57,173	—	—
Acquisitions pursuant to long-term incentive plan	2,735,060	35,965	1,372,101	23,237	451,196	3,727
Purchases in connection with Pioneer acquisition	—	—	—	—	275,477	2,601
Other	—	—	3,027	28	—	—
Treasury shares at end of period	105,580,011	$1,657,675	88,758,722	$1,453,079	84,128,995	$1,372,641

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

The 2021 Plan was originally approved by our stockholders on June 3, 2021. Subject to stockholder approval, our Board of Directors approved an amendment to the 2021 Plan to increase the number of shares available for issuance under the 2021 Plan by 5.445 million shares (the “First Amendment”). On June 8, 2023, our stockholders approved the First Amendment. On September 1, 2023, in connection with the NexTier merger, our Board of Directors approved a second amendment to the 2021 Plan (the “Second Amendment,” and together with the First Amendment, the “2021 Plan Amendments”) to assume approximately 10 million shares previously reserved for issuance under the NexTier Oilfield Solutions Inc. Equity and Incentive Award Plan (the “NexTier Plan”). Following the 2021 Plan Amendments, the aggregate number of shares of Common Stock authorized for grant under the 2021 Plan is approximately 29.0 million.

On September 1, 2023, the Board of Directors also approved amendments to the NexTier Plan and the NexTier Oilfield Solutions Inc. (Former C&J Energy) Management Incentive Plan (the “Former C&J Energy Plan” and, together with the NexTier Plan, the “Assumed Plans”) to assume awards that were previously granted under the Assumed Plans (consisting of stock options, time- and performance-based restricted stock units and cash-settled performance unit awards), which, in connection with the NexTier merger, were converted into equity awards in respect of shares of Patterson-UTI Energy, Inc. common stock.

The aggregate number of shares of Common Stock authorized for grant under the 2021 Plan is approximately 29.0 million, which includes approximately 4.9 million shares previously authorized for issuance under our 2014 Plan and approximately 10 million shares assumed from the NexTier merger.

Our share-based compensation plans at December 31, 2023 are as follows:

	Shares	Shares Underlying	Shares
	Authorized	Awards	Available
Plan Name	for Grant	Outstanding	for Grant
2021 Plan	28,963,412	5,004,289	13,910,294
NexTier Plan	—	2,660,633	—
Former C&J Energy Plan	—	789,337	—
2014 Plan	—	2,571,965	—

A summary of the 2021 Plan follows:

•
The Compensation Committee of the Board of Directors administers the 2021 Plan other than the awards to directors.
•
All employees, officers and directors are eligible for awards.
•
The Compensation Committee determines the vesting schedule for awards. Awards typically vest over one year for non-employee directors and three years for employees.
•
The Compensation Committee sets the term of awards and no option term can exceed 10 years.
•
The 2021 Plan provides that the total compensation paid to each non-employee director for their service as such, whether in cash or in equity awards under the 2021 Plan (based on the grant date fair value of any such awards) during a single fiscal year may not exceed $750,000; however, the foregoing limit will instead be $1,000,000 for any fiscal year in which the non-employee director is first appointed to the Board of Directors or any fiscal year in which the non-employee director serves as chairman or lead director.
•
All options granted under the 2021 Plan are granted with an exercise price equal to or greater than fair market value of our common stock at the time the option is granted.
•
The 2021 Plan provides for awards of incentive and non-incentive stock options, stock appreciation rights (“SARs”), restricted stock awards, other stock unit awards, performance share awards, performance unit awards and dividend equivalent rights.

Options granted under the 2014 Plan typically vested over one year for non-employee directors and three years for employees. All options were granted with an exercise price equal to the fair market value of the related common stock at the time of grant.

Stock Options — We estimate the grant date fair values of stock options using the Black-Scholes-Merton valuation model. Volatility assumptions are based on the historic volatility of our common stock over the most recent period equal to the expected term of the options as of the date such options are granted. The expected term assumptions are based on our experience with respect to employee stock option activity. Dividend yield assumptions are based on the expected dividends at the time the options are granted. The risk-free interest rate assumptions are determined by reference to United States Treasury yields. No options were granted during the years ended December 31, 2023, 2022 and 2021.

Stock option activity for the year ended December 31, 2023 follows:

		Weighted Average
	Shares	Exercise Price Per Share
Outstanding at beginning of year	2,905,150	$22.19
Assumed (1)	652,573	$27.97
Exercised	—	$—
Expired	(692,500)	$22.82
Outstanding at end of year	2,865,223	$23.36
Exercisable at end of year	2,865,223	$23.36
(1)
Awards assumed in connection with the NexTier merger. All of these assumed awards had been previously granted by NexTier under the NexTier Plan or the Former C&J Energy Plan, in periods prior to the NexTier merger.

Options outstanding and exercisable at December 31, 2023 have no intrinsic value and a weighted-average remaining contractual term of 1.69 years. Additional information with respect to options granted, vested and exercised during the years ended December 31, 2023, 2022 and 2021 follows (in thousands, except per share data):

	2023	2022	2021
Weighted-average grant date fair value of stock options granted (per share)	NA	NA	NA
Aggregate grant date fair value of stock options vested during the year	$—	$—	$89
Aggregate intrinsic value of stock options exercised	$—	$410	$—

As of December 31, 2023, no options to purchase shares were outstanding and unvested.

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

Restricted stock unit activity for the year ended December 31, 2023 follows:

			Weighted Average
	Time	Performance	Grant Date Fair
	Based	Based	Value Per Share
Non-vested restricted stock units outstanding at beginning of year	3,090,846	359,315	$12.71
Granted	1,840,861	165,276	$11.60
Assumed (1)	7,438,031	—	$5.62
Vested	(6,379,970)	—	$5.95
Forfeited	(162,100)	(3,058)	$13.78
Non-vested restricted stock units outstanding at end of year	5,827,668	521,533	$10.60

(1)
Awards assumed in connection with the NexTier merger. All of these assumed awards had been previously granted by NexTier under the NexTier Plan or the Former C&J Energy Plan, in periods prior to the NexTier merger.

As of December 31, 2023, approximately 6.1 million non-vested restricted stock units outstanding are expected to vest. Additional information as of December 31, 2023 with respect to these non-vested restricted stock units follows (dollars in thousands):

Aggregate intrinsic value	$65,937
Weighted-average remaining vesting period	1.63 years
Unrecognized compensation cost	$51,434

Restricted Stock Units (Liability Based) — We converted NexTier’s cash-settled performance based units into our cash-settled restricted stock units in connection with the NexTier merger. These awards are accounted for as liability classified awards and remeasured at fair value at each reporting period. Compensation expense is recorded over the vesting period and is initially based on the fair value at the award conversion date. Compensation expense is subsequently remeasured at each reporting date during the vesting period based on the change in our stock price. Dividend cash equivalents are not paid on cash-settled units. As of December 31, 2023, $2.4 and $6.2 million are included in “Accrued Liabilities” and “Other Liabilities” in our consolidated balance sheets, respectively. We recognized $5.0 million of compensation expense for these awards during the year ended December 31, 2023.

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

The performance goals for the Performance Units are tied to our total shareholder return for the performance period as compared to total shareholder return for a peer group determined by the Compensation Committee. For the performance units granted in April 2021 and April 2022, the peer group includes three market indices and one market index, respectively. The performance goals are considered to be market conditions under the relevant accounting standards and the market conditions were factored into the determination of the fair value of the respective Performance Units. The recipients will receive the target number of shares if our total shareholder return during the performance period, when compared to the peer group, is at the 55th percentile. If our total shareholder return during the performance period, when compared to the peer group, is at the 75th percentile or higher, then the recipients will receive two times the target number of shares. If our total shareholder return during the performance period, when compared to the peer group, is at the 25th percentile, then the recipients will only receive one-half of the target number of shares. If our total shareholder return during the performance period, when compared to the peer group, is between the 25th and 55th percentile, or the 55th and 75th percentile, then the shares to be received by the recipients will be determined using linear interpolation for levels of achievement between these points. The payout under the Performance Units may not exceed the target number of shares if our absolute total shareholder return is negative or zero.

The total target number of shares granted with respect to the Performance Units for the years 2018-2023 is set forth below:

	2023	2022	2021	2020	2019	2018
	Performance	Performance	Performance	Performance	Performance	Performance
	Unit Awards	Unit Awards	Unit Awards	Unit Awards	Unit Awards	Unit Awards
Target number of shares	631,700	414,000	843,000	500,500	489,800	310,700

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

Because the Performance Units are share-settled awards, they are accounted for as equity awards and measured at fair value on the date of grant using a Monte Carlo simulation model. The fair value of the Performance Units is set forth below (in thousands):

	2023	2022	2021	2020	2019	2018
	Performance	Performance	Performance	Performance	Performance	Performance
	Unit Awards	Unit Awards	Unit Awards	Unit Awards	Unit Awards	Unit Awards
Aggregate fair value at date of grant	$8,440	$10,743	$7,225	$826	$9,958	$8,004

The weighted-average fair value calculations for performance units granted during the years ended December 31, 2023, 2022 and 2021 were based on the following weighted-average assumptions set forth below:

	2023	2022	2021
Risk-free interest rate (1)	3.6%	2.9%	0.4%
Expected stock volatility (2)	72.1%	86.5%	83.2%
Expected dividend yield (3)	3.0%	1.0%	1.3%
Expected term (in years)	3	3	3

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

These fair value amounts are charged to expense on a straight-line basis over the performance period. Compensation expense associated with the Performance Units is set forth below (in thousands):

	2023	2022	2021	2020	2019	2018
	Performance	Performance	Performance	Performance	Performance	Performance
	Unit Awards	Unit Awards	Unit Awards	Unit Awards	Unit Awards	Unit Awards
Year ended December 31, 2023	$2,248	$3,749	$2,426	$69	NA	NA
Year ended December 31, 2022	NA	$2,686	$2,408	$275	$830	NA
Year ended December 31, 2021	NA	NA	$1,806	$275	$3,319	$667

As of December 31, 2023, we had unrecognized compensation cost of $11.1 million related to our unvested Performance Units. The weighted-average remaining vesting period for these unvested Performance Units was 1.13 years as of December 31, 2023.

Dividends on Equity Awards – Dividend equivalents are paid or accrued on certain restricted stock units. These dividends are recognized as reductions of retained earnings for the portion of restricted stock units expected to vest.

Phantom Units — In May 2020, the Compensation Committee approved a grant of long-term performance-based phantom units to our Chief Executive Officer and President, William A. Hendricks, Jr. (the “Phantom Units”). The Phantom Units were granted outside of the 2014 Plan. Pursuant to this phantom unit grant, Mr. Hendricks could earn from 0% to 200% of a target award of 298,500 phantom units based on our achievement of the same performance conditions over the same performance period that applied to the Performance Units granted in April 2020. The Phantom Units settled in May 2023, with a cash payment of $7.4 million.

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

Operating leases have remaining lease terms of approximately one month to ten years as of December 31, 2023, and finance leases have remaining lease terms of approximately one month to six years as of December 31, 2023.

Lease expense consisted of the following for the years ended December 31, 2023, 2022 and 2021 (in thousands):

	Year Ended December 31,
	2023	2022	2021
Operating lease cost	$10,073	$5,664	$4,984
Finance lease cost:
Amortization of right-of-use assets	6,360	—	—
Interest on lease liabilities	1,395	—	—
Total finance lease cost	7,755	—	—
Short-term lease expense (1)	2,278	—	41
Total lease expense (2)	$20,106	$5,664	$5,025

(1)
Short-term lease expense represents expense related to leases with a contract term of one year or less.
(2)
Total lease expense is recorded in operating costs for the respective segments and within “selling, general and administrative” in our consolidated statements of operations.

Supplemental cash flow information related to leases for the years ended December 31, 2023, 2022 and 2021 is as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$8,935	$6,858	$7,323
Operating cash flows from finance leases	1,380	—	—
Financing cash flows from finance leases	15,915	—	—

Right of use assets obtained in exchange for lease obligations:
Operating leases (1)	$34,802	$6,530	$6,413
Finance leases (1)	73,245	—	—
(1)
Includes right of use assets acquired in business combinations.

Supplemental balance sheet information related to leases as of December 31, 2023 and 2022 is as follows:

	December 31, 2023	December 31, 2022
Weighted Average Remaining Lease Term:
Operating leases	5.0 years	6.1 years
Finance leases	1.5 years	N/A

Weighted Average Discount Rate:
Operating leases	6.1%	4.1%
Finance leases	7.3%	N/A

Maturities of operating and finance lease liabilities as of December 31, 2023 are as follows (in thousands):

Year ending December 31,	Operating	Finance
2024	$16,435	$46,297
2025	12,975	4,842
2026	9,387	4,850
2027	7,130	1,485
2028	4,975	1,485
Thereafter	9,354	2,080
Total lease payments	60,256	61,039
Less imputed interest	(8,867)	(4,106)
Total	$51,389	$56,933

14. Income Taxes

Income before income taxes for the United States for the year ended December 31, 2023 was $315 million. Income before income taxes for the United States for the year ended December 31, 2022 was $166 million. Loss before income taxes for the United States for the year ended December 31, 2021 was $721 million. Loss before income taxes for non-U.S. jurisdictions for the year ended December 31, 2023 was $8.8 million. Income before income taxes for non-U.S. jurisdictions for the years ended December 31, 2022 and 2021 was $2 million and $0.9 million, respectively.

Components of the income tax provision applicable to federal, state and foreign income taxes for the years ended December 31, 2023, 2022 and 2021 are as follows (in thousands):

	2023	2022	2021
Federal income tax expense (benefit):
Current	$—	$480	$—
Deferred	44,369	11,820	(86,878)
	44,369	12,300	(86,878)
State income tax expense (benefit):
Current	7,002	2,647	144
Deferred	11,279	(4,896)	23,028
	18,281	(2,249)	23,172

Foreign income tax expense (benefit):
Current	1,578	2,750	134
Deferred	(3,076)	403	870
	(1,498)	3,153	1,004
Total income tax expense (benefit):
Current	8,580	5,877	278
Deferred	52,572	7,327	(62,980)
Total income tax expense (benefit)	$61,152	$13,204	$(62,702)

The difference between the statutory U.S. federal income tax rate and the effective income tax rate for the years ended December 31, 2023, 2022 and 2021 is summarized as follows:

	2023	2022	2021
Statutory tax rate	21.0%	21.0%	21.0%
State income taxes - net of the federal income tax benefit	3.2	3.0	3.0
State deferred tax remeasurement	(0.3)	9.4	(0.8)
Valuation allowance	(9.2)	(33.4)	(13.3)
U.S. impact of foreign operations	—	1.3	—
Acquisition related costs	1.1	—	—
Effect of foreign taxes	0.1	1.6	(0.1)
Non-deductible compensation	1.8	4.3	(0.3)
Share-based compensation	1.6	(1.9)	(0.3)
Non-deductible expenses	0.7	1.2	(0.2)
Other differences, net	(0.1)	1.4	(0.3)
Effective tax rate	19.9%	7.9%	8.7%

Our effective income tax rate fluctuates based on, among other factors, changes in pre-tax income in countries with varying statutory tax rates, changes in valuation allowances, and the impacts of various other permanent adjustments.

The ability to recognize a portion of our U.S. federal and state net operating losses resulted in a significant impact, through changes in valuation allowances, in our effective tax rate for the year ended December 31, 2023. This benefit was partly offset by state and local income taxes and various other permanent adjustments.

The tax effect of temporary differences and tax attributes representing deferred tax assets and liabilities at December 31, 2023 and 2022 are as follows (in thousands):

	2023	2022
Deferred tax assets:
Net operating loss carryforwards	$498,948	$382,936
Tax credits	13,488	4,222
Expense associated with stock options and restricted stock	10,892	8,178
Workers’ compensation allowance	7,024	15,770
Other deferred tax asset	69,480	25,020
	599,832	436,126
Less:
Allowance to reduce deferred tax asset to expected realizable value	(75,250)	(91,685)
Total deferred tax assets	524,582	344,441
Deferred tax liabilities:
Property and equipment basis difference	(729,376)	(355,129)
Other	(39,386)	(14,840)
Total deferred tax liabilities	(768,762)	(369,969)
Net deferred tax liability	$(244,180)	$(25,528)

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized, and when necessary, valuation allowances are provided. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. We assess the realizability of our deferred tax assets quarterly and consider carryback availability, the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. During 2023, we reduced the valuation allowance against our net deferred tax assets by $16.4 million, which primarily related to U.S. federal and state activity.

For income tax purposes, we had approximately $1.9 billion of gross U.S. federal net operating losses, approximately $62.3 million of gross Canadian net operating losses, approximately $22.6 million of gross Colombian net operating losses and approximately $1.1 billion of post-apportionment U.S. state net operating losses as of December 31, 2023, before valuation allowances. The majority of U.S. federal net operating losses will expire in varying amounts, if unused, between 2030 and 2037. U.S. federal net operating losses generated after 2017 can be carried forward indefinitely. Canadian net operating losses will expire in varying amounts, if unused, between 2036 and 2043. Colombian net operating losses will expire in varying amounts, if unused, between 2028 and 2032. U.S. state net operating losses will expire in varying amounts, if unused, between 2024 and 2043.

As of December 31, 2023, we have not recognized any liabilities associated with unrecognized tax benefits. We have established a policy to account for interest and penalties related to uncertain income tax positions as operating expenses. As of December 31, 2023, the tax years ended December 31, 2010 through December 31, 2022 are open for examination by U.S. taxing authorities. As of December 31, 2023, the tax years ended December 31, 2015 through December 31, 2022 are open for examination by Canadian taxing authorities. As of December 31, 2023, the tax years ended December 31, 2017 through December 31, 2022 are open for examination by Colombian taxing authorities.

We continue to monitor income tax developments, including OECD Pillar 2 legislation, in the United States and other countries where we have legal entities. We will incorporate into our future financial statements the impacts, if any, of future regulations and additional authoritative guidance when finalized.

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

Diluted EPS is based on the weighted average number of common shares outstanding plus the dilutive effect of potential common shares, including stock options and non-vested performance units and restricted stock units. The dilutive effect of stock options, non-vested performance units and non-vested restricted stock units is determined using the treasury stock method.

The following table presents information necessary to calculate net income (loss) per share for the years ended December 31, 2023, 2022 and 2021, as well as potentially dilutive securities excluded from the weighted average number of diluted common shares outstanding because their inclusion would have been anti-dilutive (in thousands, except per share amounts):

	2023	2022	2021
BASIC EPS:
Net income (loss) from continuing operations attributed to common stockholders	$246,292	$154,658	$(657,079)
Net income from discontinued operations attributed to common stockholders	$—	$—	$2,534
Net income (loss) attributed to common stockholders	$246,292	$154,658	$(654,545)
Weighted average number of common shares outstanding, excluding non-vested shares of restricted stock	279,501	215,935	195,021
Basic income (loss) from continuing operations per common share	$0.88	$0.72	$(3.37)
Basic income from discontinued operations per common share	$—	$—	$0.01
Basic net income (loss) per common share	$0.88	$0.72	$(3.36)

DILUTED EPS:
Net income (loss) from continuing operations attributed to common stockholders	$246,292	$154,658	$(657,079)
Net income from discontinued operations attributed to common stockholders	$—	$—	$2,534
Net income (loss) attributed to common stockholders	$246,292	$154,658	$(654,545)
Weighted average number of common shares outstanding, excluding non-vested shares of restricted stock	280,061	219,496	195,021
Diluted income (loss) from continuing operations per common share	$0.88	$0.70	$(3.37)
Diluted income from discontinued operations per common share	$—	$—	$0.01
Diluted net income (loss) per common share	$0.88	$0.70	$(3.36)
Potentially dilutive securities excluded as anti-dilutive	9,214	3,541	9,551

16. Employee Benefits

We maintain a 401(k) plan for all eligible employees. Our operating results include expenses of approximately $18.7 million in 2023, $11.0 million in 2022 and $7.6 million in 2021 for our contributions to the plan.

17. Business Segments

Effective as of the third quarter of 2023, we revised our reportable segments to align with certain changes in how our CODM manages and allocates resources to our business as a result of the Ulterra acquisition and NexTier merger. Accordingly, we now have the following reportable business segments: (i) drilling services, (ii) completion services, and (iii) drilling products. As a result of the revised reportable segment structure, we have restated the corresponding items of segment information for all periods presented.

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

Property and equipment, net and revenue for our domestic and international operations for the years ended December 31, 2023, 2022 and 2021 are as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
Property and equipment, net:
United States	$3,257,937	$2,213,242	$2,292,448
Colombia	48,434	47,334	39,307
International (Excluding Colombia)	34,041	—	—
Property and equipment, net	$3,340,412	$2,260,576	$2,331,755

Revenue:
United States	$4,057,212	$2,577,471	$1,341,330
Colombia	50,692	70,121	15,751
International (Excluding Colombia)	38,552	—	—
Total revenues	$4,146,456	$2,647,592	$1,357,081

Major Customer — During 2023, one customer accounted for approximately $588 million or 14% of our consolidated operating revenues. These revenues were earned in the drilling services, completion services, and drilling products businesses. During 2022, one customer accounted for approximately $476 million or 18% of our consolidated operating revenues. These revenues were earned in both drilling services and completion services businesses. During 2021, one customer accounted for approximately $216 million or 16% of our consolidated operating revenues. These revenues were earned in both drilling services and completion services businesses.

The following tables summarize selected financial information relating to our business segments (in thousands):

	Year Ended December 31,
	2023	2022	2021
Revenues:
Drilling Services	$1,976,401	$1,581,380	$805,295
Completion Services	2,017,440	1,022,413	523,756
Drilling Products	134,679	—	—
Other (1)	79,058	81,966	49,703
Elimination of intercompany revenues - Drilling Services (2)	(56,642)	(36,560)	(21,077)
Elimination of intercompany revenues - Other (2)	(4,480)	(1,607)	(596)
Total revenues	$4,146,456	$2,647,592	$1,357,081

Segment operating income (loss) (3) and reconciliation to income (loss) before income taxes:
Drilling Services	$422,002	$149,807	$(465,053)
Completion Services	140,220	134,103	(118,863)
Drilling Products	(6,501)	—	—
Total segment operating income (loss) (3)	555,721	283,910	(583,916)
Other	2,829	13,776	(3,182)
Corporate	(205,754)	(86,655)	(92,152)
Credit loss expense	(842)	—	1,500
Interest income	6,122	360	222
Interest expense	(52,870)	(40,256)	(41,978)
Other	1,898	(3,273)	(275)
Income (loss) before income taxes	$307,104	$167,862	$(719,781)

Depreciation, depletion, amortization and impairment:
Drilling Services	$364,312	$354,116	$660,402
Completion Services	283,230	98,162	159,305
Drilling Products	48,467	—	—
Other	28,237	26,496	23,612
Corporate	7,170	5,171	5,859
Total depreciation, depletion, amortization and impairment	$731,416	$483,945	$849,178

Capital expenditures:
Drilling Services	$334,780	$272,521	$118,496
Completion Services	214,746	137,935	34,676
Drilling Products	24,572	—	—
Other	24,645	25,215	11,627
Corporate	16,947	1,126	1,521
Total capital expenditures	$615,690	$436,797	$166,320

Identifiable assets:
Drilling Services	$2,368,604	$2,348,177	$2,279,952
Completion Services	3,835,699	541,975	458,202
Drilling Products	1,011,870	—	—
Other	59,221	64,018	62,766
Corporate (4)	144,637	189,653	156,928
Total assets	$7,420,031	$3,143,823	$2,957,848

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
(3)
Segment operating income (loss) is our measure of segment profitability. It is defined as revenue less operating expenses, selling, general and administrative expenses, depreciation, amortization and impairment expenses and other operating income (loss).
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

The estimated fair value of our outstanding debt balances as of December 31, 2023 and 2022 is set forth below (in thousands):

	December 31, 2023		December 31, 2022
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
3.95% Senior Notes Due 2028	$482,505	$450,540	$488,505	$431,556
5.15% Senior Notes Due 2029	344,895	329,032	347,900	313,164
7.15% Senior Notes Due 2033	400,000	424,946	—	—
Equipment Loans Due 2025	18,686	18,766	—	—
Total debt	$1,246,086	$1,223,284	$836,405	$744,720

The fair values of the 2028 Notes, the 2029 Notes and the 2033 Notes at December 31, 2023 and December 31, 2022 are based on quoted market prices, which are considered Level 1 fair value estimates in the fair value hierarchy of fair value accounting. The fair value of the Equipment Loans is based on 5.25%, which is considered Level 2 fair value estimates in the fair value hierarchy of fair value accounting. The fair values of the 2028 Notes implied a 5.79% market rate of interest at December 31, 2023 and a 6.69% market rate of interest at December 31, 2022, based on their quoted market prices. The fair values of the 2029 Notes implied a 6.10% market rate of interest at December 31, 2023 and a 7.01% market rate of interest at December 31, 2022, based on their quoted market prices. The fair values of the 2033 Notes implied a 6.28% market rate of interest at December 31, 2023, based on their quoted market price. The fair value of the Equipment Loans implied a 5.36% market rate of interest at December 31, 2023, based on their benchmark yield.

PATTERSON-UTI ENERGY, INC. AND SUBSIDIARIES

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

		Additions and adjustments
	Beginning	Charged to Costs	Charged to			Ending
Description	Balance	and Expenses	Other Accounts	Deductions		Balance
	(In thousands)
Year Ended December 31, 2023
Allowance for credit losses	$2,875	$842	$43	$(270)	(1)	$3,490
Deferred tax valuation allowance	91,685	—	13,677	(30,112)		75,250
Year Ended December 31, 2022
Allowance for credit losses	$8,493	$—	$—	$(5,618)	(1)	$2,875
Deferred tax valuation allowance	189,737	—	—	(98,052)		91,685
Year Ended December 31, 2021
Allowance for credit losses	$10,842	$(1,500)	$—	$(849)	(1)	$8,493
Deferred tax valuation allowance	19,133	95,732	95,393	(20,521)		189,737

(1)
Consists of uncollectible accounts written-off.

S-1

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Patterson-UTI Energy, Inc. has duly caused this Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

PATTERSON-UTI ENERGY, INC.

By:	/s/ William Andrew Hendricks, Jr.
William Andrew Hendricks, Jr.
President and Chief Executive Officer

Date: February 27, 2024

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on Form 10-K has been signed by the following persons on behalf of Patterson-UTI Energy, Inc. and in the capacities indicated as of February 27, 2024.

Signature	Title

/s/ Curtis W. Huff	Chairman of the Board
Curtis W. Huff

/s/ Robert W. Drummond	Vice Chairman of the Board
Robert W. Drummond

/s/ William Andrew Hendricks, Jr.	President, Chief Executive Officer
William Andrew Hendricks, Jr.	and Director
(Principal Executive Officer)

/s/ C. Andrew Smith	Executive Vice President and
C. Andrew Smith	Chief Financial Officer
(Principal Financial and Accounting Officer)

/s/ Leslie A. Beyer	Director
Leslie A. Beyer

/s/ Tiffany Thom Cepak	Director
Tiffany Thom Cepak

/s/ Gary M. Halverson	Director
Gary M. Halverson

/s/ Cesar Jaime	Director
Cesar Jaime

/s/ Janeen S. Judah	Director
Janeen S. Judah

/s/ Amy H. Nelson	Director

Amy H. Nelson

/s/ Julie J. Robertson	Director
Julie J. Robertson

/s/ James C. Stewart	Director
James C. Stewart

S-2