Form 10-Q
period 2024-03-31
PATTERSON UTI ENERGY INC
filed 2024-05-06
CIK 889900

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________
Form 10-Q
______________________

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 1-39270
______________________
Patterson-UTI Energy, Inc.
(Exact name of registrant as specified in its charter)
______________________

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
401,701,388 shares of common stock, $0.01 par value, as of May 1, 2024.

PATTERSON-UTI ENERGY, INC. AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION
ITEM 1. Financial Statements
The following unaudited condensed consolidated financial statements include all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented.
PATTERSON-UTI ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands, except share data)

	March 31, 2024	December 31, 2023
ASSETS
Current assets:
Cash, cash equivalents and restricted cash	$170,247	$192,680
Accounts receivable, net of allowance for credit losses of $12,866 and $3,490 at March 31, 2024 and December 31, 2023, respectively	872,773	971,091
Inventory	183,178	180,805
Other current assets	128,504	141,122
Total current assets	1,354,702	1,485,698
Property and equipment, net	3,319,345	3,340,412
Operating lease right of use asset	51,272	47,599
Finance lease right of use asset	32,888	63,228
Goodwill	1,379,741	1,379,741
Intangible assets, net	1,023,004	1,051,697
Deposits on equipment purchases	41,857	28,305
Other assets	18,595	19,424
Deferred tax assets, net	4,784	3,927
Total assets	$7,226,188	$7,420,031
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$544,864	$534,420
Accrued liabilities	323,984	446,268
Operating lease liability	13,914	13,541
Finance lease liability	21,733	43,980
Current maturities of long-term debt	12,406	12,226
Total current liabilities	916,901	1,050,435
Long-term operating lease liability	40,227	37,848
Long-term finance lease liability	11,550	12,953
Long-term debt, net of debt discount and issuance costs of $8,597 and $8,919 at March 31, 2024 and December 31, 2023, respectively	1,221,058	1,224,941
Deferred tax liabilities, net	268,421	248,107
Other liabilities	16,174	25,066
Total liabilities	$2,474,331	2,599,350
Commitments and contingencies (see Note 10)
Stockholders’ equity:
Preferred stock, par value $0.01; authorized 1,000,000 shares, no shares issued	—	—
Common stock, par value $0.01; authorized 800,000,000 shares with 518,138,597 and 516,775,313 issued and 403,807,871 and 411,195,302 outstanding at March 31, 2024 and December 31, 2023, respectively	5,180	5,166
Additional paid-in capital	6,419,331	6,407,294
Retained earnings	75,295	57,035
Accumulated other comprehensive income (loss)	(521)	472
Treasury stock, at cost, 114,330,726 and 105,580,011 shares at March 31, 2024 and December 31, 2023, respectively	(1,756,288)	(1,657,675)
Total stockholders’ equity attributable to controlling interests	4,742,997	4,812,292
Noncontrolling interest	8,860	8,389
Total equity	4,751,857	4,820,681
Total liabilities and stockholders’ equity	$7,226,188	$7,420,031
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PATTERSON-UTI ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except per share data)

	Three Months Ended March 31,
	2024	2023
Operating revenues:
Drilling Services	$457,573	$477,727
Completion Services	944,997	293,268
Drilling Products	89,973	—
Other	17,817	20,807
Total operating revenues	1,510,360	791,802
Operating costs and expenses:
Drilling Services	271,737	281,261
Completion Services	745,594	220,116
Drilling Products	48,630	—
Other	11,178	11,282
Depreciation, depletion, amortization and impairment	274,956	128,180
Selling, general and administrative	64,984	30,566
Credit loss expense	5,231	—
Merger and integration expense	12,233	—
Other operating income, net	(11,182)	(5,566)
Total operating costs and expenses	1,423,361	665,839
Operating income	86,999	125,963

Other income (expense):
Interest income	2,189	1,240
Interest expense, net of amount capitalized	(18,335)	(8,826)
Other	850	1,486
Total other expense	(15,296)	(6,100)

Income before income taxes	71,703	119,863

Income tax expense	19,997	20,185

Net income	51,706	99,678

Net income attributable to noncontrolling interest	471	—

Net income attributable to common stockholders	$51,235	$99,678

Net income attributable to common stockholder per common share:
Basic	$0.13	$0.47
Diluted	$0.13	$0.46

Weighted average number of common shares outstanding:
Basic	408,182	212,089
Diluted	409,819	215,866
Cash dividends per common share	$0.08	$0.08
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PATTERSON-UTI ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited, in thousands)

	Three Months Ended March 31,
	2024	2023
Net income	$51,706	$99,678
Other comprehensive income (loss):
Foreign currency translation adjustment, net of taxes of $0 for all periods	(993)	—
Comprehensive income	50,713	99,678
Less: comprehensive income attributable to noncontrolling interest	471	—
Comprehensive income attributable to common stockholders	$50,242	$99,678

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PATTERSON-UTI ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(unaudited, in thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Noncontrolling Interest	Total
	Number of Shares	Amount
Balance, December 31, 2023	516,775	$5,166	$6,407,294	$57,035	$472	$(1,657,675)	$8,389	$4,820,681
Net income	—	—	—	51,235	—	—	471	51,706
Foreign currency translation adjustment	—	—	—	—	(993)	—	—	(993)
Vesting of restricted stock units	1,363	14	(14)	—	—	—	—	—
Stock-based compensation	—	—	12,051	—	—	—	—	12,051
Payment of cash dividends ($0.08 per share)	—	—	—	(32,553)	—	—	—	(32,553)
Dividend equivalents	—	—	—	(422)	—	—	—	(422)
Purchase of treasury stock	—	—	—	—	—	(98,613)	—	(98,613)
Balance, March 31, 2024	518,138	$5,180	$6,419,331	$75,295	$(521)	$(1,756,288)	$8,860	$4,751,857

	Common Stock		Additional Paid-in Capital	Retained Deficit	Accumulated Other Comprehensive Income	Treasury Stock	Noncontrolling Interest	Total
	Number of Shares	Amount
Balance, December 31, 2022	302,326	$3,023	$3,202,973	$(87,394)	$—	$(1,453,079)	$—	$1,665,523
Net income	—	—	—	99,678	—	—	—	99,678
Vesting of restricted stock units	89	1	(1)	—	—	—	—	—
Stock-based compensation	—	—	(758)	—	—	—	—	(758)
Payment of cash dividends ($0.08 per share)	—	—	—	(16,916)	—	—	—	(16,916)
Dividend equivalents	—	—	—	(263)	—	—	—	(263)
Purchase of treasury stock	—	—	—	—	—	(74,307)	—	(74,307)
Balance, March 31, 2023	302,415	$3,024	$3,202,214	$(4,895)	$—	$(1,527,386)	$—	$1,672,957

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PATTERSON-UTI ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities:
Net income	$51,706	$99,678
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion, amortization and impairment	274,956	128,180
Deferred income tax expense	19,507	18,303
Stock-based compensation	12,051	(758)
Net (gain) loss on asset disposals	(2,668)	538
Credit loss expense	5,231	—
Other	613	(648)
Changes in operating assets and liabilities:
Accounts receivable	95,119	72,482
Inventory	(10,585)	(9,634)
Other current assets	14,334	4,342
Other assets	8,390	1,990
Accounts payable	35,401	24,329
Accrued liabilities	(125,191)	(99,434)
Other liabilities	(12,973)	(5,019)
Net cash provided by operating activities	365,891	234,349

Cash flows from investing activities:
Purchases of property and equipment	(226,941)	(117,601)
Proceeds from disposal of assets	2,389	1,263
Other	(2,933)	(7)
Net cash used in investing activities	(227,485)	(116,345)

Cash flows from financing activities:
Purchases of treasury stock	(97,782)	(73,586)
Dividends paid	(32,553)	(16,916)
Payments of finance leases	(27,229)	—
Other	(4,025)	(7,837)
Net cash used in financing activities	(161,589)	(98,339)
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	750	—
Net (decrease) increase in cash, cash equivalents and restricted cash	(22,433)	19,665
Cash, cash equivalents and restricted cash at beginning of period	192,680	137,553
Cash, cash equivalents and restricted cash at end of period	$170,247	$157,218

Supplemental disclosure of cash flow information:
Net cash received (paid) during the period for:
Interest, net of capitalized interest of $216 in 2024 and $351 in 2023	$(10,037)	$(8,871)
Income taxes	(383)	(335)
Non-cash investing and financing activities:
Net (decrease) increase in payables for purchases of property and equipment	$(24,869)	$10,057
Net increase in deposits on equipment purchases	(13,552)	(6,072)
Purchases of property and equipment through exchange of lease right of use asset	26,133	—
Derecognition of right of use asset	(31,179)	—

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
The unaudited interim condensed consolidated financial statements have been prepared by us pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been omitted pursuant to such rules and regulations, although we believe the disclosures included either on the face of the financial statements or herein are sufficient to make the information presented not misleading. In the opinion of management, all recurring adjustments considered necessary for a fair statement of the information in conformity with GAAP have been included. The unaudited condensed consolidated balance sheet as of December 31, 2023, as presented herein, was derived from our audited consolidated balance sheet but does not include all disclosures required by GAAP. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 (our “Annual Report”). The results of operations for the three months ended March 31, 2024 are not necessarily indicative of the results to be expected for the full year.
There have been no material changes to our critical accounting policies from those disclosed in our Annual Report.
Restricted cash — Restricted cash includes amounts restricted as cash collateral for the issuance of standby letters of credit.
The following table provides a reconciliation of cash and restricted cash reported within the unaudited condensed consolidated balance sheets that sum to the total of such amounts shown in the unaudited condensed statements of cash flows for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023
Cash and cash equivalents	$167,665	$157,218
Restricted cash	2,582	—
Total cash, cash equivalents and restricted cash	$170,247	$157,218
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
In November 2023, the FASB issued an accounting standards update to improve reportable segment disclosure requirements and enhance disclosures about significant segment expenses. The amendments in the update are effective for public business entities for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024 on a retrospective basis. We are currently evaluating the effect of this pronouncement on our disclosures.
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

(1)Net cash consideration included $370 million cash consideration as adjusted for customary purchase price adjustments set forth in the Ulterra merger agreement relating to cash, net working capital, indebtedness and transaction expenses of Ulterra as of the closing. The adjustment is subject to a post-closing target net working capital adjustment in accordance with the Ulterra merger agreement.
The acquisition has been accounted for as a business combination using the acquisition method. Under the acquisition method of accounting, the fair value of the consideration transferred is allocated to the tangible and intangible assets acquired and the liabilities assumed based on their estimated fair values as of the acquisition date.
The aggregate purchase price noted above was allocated to the major categories of assets acquired and liabilities assumed based on preliminary estimated fair values as of the date of the business combination. We applied significant judgment in estimating the fair value of assets acquired and liabilities assumed, which involved the use of significant estimates and assumptions with respect to future rig counts, cash flow projections, estimated economic useful lives, operating and capital cost estimates, customer attrition rates, contributory asset charges, royalty rates and discount rate (10.5%). The carrying amounts of cash and cash equivalents, accounts receivable, other assets, accounts payable and accrued liabilities approximate their fair values due to their nature or the short-term maturity of instruments. The remaining assets acquired and liabilities assumed are based on inputs that are not observable in the market and thus represent Level 3 inputs. The fair value of inventory and rental equipment was determined using a replacement cost approach. Intangible assets primarily consist of customer relationships and developed technology, the fair values of which were determined using an income approach. Property and equipment was valued using a combination of indirect cost and a market approach. The fair value was estimated by using a multi-period excess earnings method for customer relationships and a relief from royalty method for trade name and developed technology. Certain data necessary to complete the purchase price allocation is not yet available, including final tax returns that provide the underlying tax basis of Ulterra’s assets and liabilities. The measurement period adjustments since the closing of the Ulterra acquisition have not had a material impact on our consolidated financial statements. We will complete the purchase price allocation during the 12-month period following the acquisition date.

The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition:

Assets acquired:
Cash and cash equivalents	$18,426
Accounts receivable	68,467
Inventory (1)	36,313
Rental equipment (2)	109,055
Property and equipment	27,583
Intangible assets	313,000
Operating lease right of use asset	7,513
Finance lease right of use asset	5,228
Other assets	15,989
Total assets acquired	601,574

Liabilities assumed:
Accounts payable	23,258
Accrued liabilities	33,323
Operating lease liability	7,513
Finance lease liability	5,228
Deferred tax liabilities	83,993
Total liabilities assumed	153,315
Less: noncontrolling interest	(8,729)
Net assets acquired	439,530
Goodwill	457,616
Total consideration transferred	$897,146

(1)We recorded an adjustment of $5.5 million to write-up acquired drill bits classified as inventory to estimated fair value. This adjustment will be recorded as direct operating expense as acquired drill bits are sold.
(2)We recorded an adjustment of $74.4 million to write-up acquired drill bits classified as long-lived assets to estimated fair value. This adjustment will be depreciated as acquired drill bits are rented over a weighted-average estimated useful life of 7.5 runs.
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
NexTier Oilfield Solutions Inc.
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
(1)In connection with the merger, each of the share-based awards held by legacy NexTier employees were replaced with our share-based awards on the merger date. The fair value of the replacement awards has been allocated between each employee’s pre-combination and post-combination services. Amounts allocated to pre-combination services have been included as consideration transferred as part of the merger. See Note 12 for replacement awards details.
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
The aggregate purchase price noted above was allocated to the major categories of assets acquired and liabilities assumed based on preliminary estimated fair values as of the date of the business combination. We applied significant judgment in estimating the fair value of assets acquired and liabilities assumed, which involved the use of significant estimates and assumptions with respect to future rig counts, cash flow projections, estimated economic useful lives, operating and capital cost estimates, customer attrition rates, contributory asset charges, royalty rates and discount rate (14.0%.) The carrying amounts of cash and cash equivalents, accounts receivable, inventory, other assets, accounts payable, accrued liabilities, and other liabilities approximate their fair values due to their nature or the short-term maturity of instruments. The remaining assets acquired and liabilities assumed are based on inputs that are not observable in the market and thus represent Level 3 inputs. The fair value of property and equipment was determined using a combination of replacement cost and indirect cost. Intangible assets were valued using an income approach. The fair value was estimated by using multi-period excess earnings method for customer relationships and a relief from royalty method for trade name and developed technology. Certain data necessary to complete the purchase price allocation is not yet available, including final tax returns that provide the underlying tax basis of NexTier’s assets and liabilities. The measurement period adjustments since the closing of the NexTier merger closed have not had a material impact on our consolidated financial statements. We will complete the purchase price allocation during the 12-month period following the acquisition date.

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

(1)We recorded an adjustment of $263 million to write-up acquired property and equipment to estimated fair value. This adjustment will be depreciated on a straight-line basis over a weighted average period of six years.
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
We do not have any significant contract asset balances. Contract liabilities include prepayments received from customers prior to the requested services being completed. Also included in contract liabilities are payments received from customers for reactivation or initial mobilization of newly constructed or upgraded rigs that were moved on location to the initial well site. These payments are allocated to the overall performance obligation and amortized over the initial term of the contract. Total contract liability balances were $23.8 million and $103 million as of March 31, 2024 and December 31, 2023, respectively. We recognized $84.7 million of revenue in the three months ended March 31, 2024 that was included in the contract liability balance at the beginning of the period. Revenue related to our contract liabilities balance is expected to be recognized through 2026. The $22.0 million current portion of our contract liability balance is included in “Accrued liabilities” and $1.8 million noncurrent portion of our contract liability balance is included in “Other liabilities” in our unaudited condensed consolidated balance sheets.
Contract Costs
Costs incurred for newly constructed rigs or rig upgrades based on a contract with a customer are considered capital improvements and are capitalized to drilling equipment and depreciated over the estimated useful life of the asset.
Remaining Performance Obligations
We maintain a backlog of commitments for contract drilling services under term contracts, which we define as contracts with a duration of six months or more. Our contract drilling backlog in the United States as of March 31, 2024 was approximately $527 million. Approximately 14% of our total contract drilling backlog in the United States at March 31, 2024 is reasonably expected to remain at March 31, 2025. We generally calculate our backlog by multiplying the dayrate under our term drilling contracts by the number of days remaining under the contract. The calculation does not include any revenues related to fees for other services such as for mobilization, other than initial mobilization, demobilization and customer reimbursables, nor does it include potential reductions in rates for unscheduled standby or during periods in which the rig is moving or incurring maintenance and repair time in excess of what is permitted under the drilling contract. For contracts that contain variable dayrate pricing, our backlog calculation uses the dayrate in effect for periods where the dayrate is fixed, and, for periods that remain subject to variable pricing, uses commodity pricing or other related indices in effect at March 31, 2024. In addition, our term drilling contracts are generally subject to termination by the customer on short notice and provide for an early termination payment to us in the event that the contract is terminated by the customer. For contracts on which we have received notice for the rig to be placed on standby, our backlog calculation uses the standby rate for the period over which we expect to receive the standby rate. For contracts on which we have received an early termination notice, our backlog calculation includes the early termination rate, instead of the dayrate, for the period over which we expect to receive the lower rate. Please see “Our current backlog of contract drilling revenue may decline and may not ultimately be realized, as fixed-term contracts may in certain instances be terminated without an early termination payment” included in Item 1A of our Annual Report.
4. Inventory
Inventory consisted of the following at March 31, 2024 and December 31, 2023 (in thousands):

	March 31, 2024	December 31, 2023
Raw materials and supplies	$141,278	$141,311
Work-in-process	8,226	7,437
Finished goods	33,674	32,057
Inventory	$183,178	$180,805

5. Other Current Assets
Other current assets consisted of the following at March 31, 2024 and December 31, 2023 (in thousands):

	March 31, 2024	December 31, 2023
Federal and state income taxes receivable	$25,977	$26,949
Workers’ compensation receivable	30,632	31,006
Prepaid expenses	33,156	46,394
Other	38,739	36,773
Other current assets	$128,504	$141,122
6. Property and Equipment
Property and equipment consisted of the following at March 31, 2024 and December 31, 2023 (in thousands):

	March 31, 2024	December 31, 2023
Equipment	$8,646,493	$8,506,727
Oil and natural gas properties	241,258	238,337
Buildings	253,330	248,693
Rental equipment	123,832	119,653
Land	38,682	38,811
Total property and equipment	9,303,595	9,152,221
Less accumulated depreciation, depletion, amortization and impairment	(5,984,250)	(5,811,809)
Property and equipment, net	$3,319,345	$3,340,412
Depreciation and depletion expense on property and equipment of approximately $244 million and $125 million was recorded in the three months ended March 31, 2024 and 2023, respectively.
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
7. Goodwill and Intangible Assets
Goodwill — During the three months ended March 31, 2024, we had no additions or impairments to goodwill. Goodwill by reportable segment as of March 31, 2024 is as follows (in thousands):

	Completion Services	Drilling Products	Total
Balance at beginning and end of period	$922,125	$457,616	$1,379,741
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
Goodwill Impairment Assessment
During the fourth quarter of 2023, our share price experienced a sustained decline which resulted in a decrease to our market capitalization. This decline in share price was deemed a triggering event that warranted a quantitative assessment for goodwill impairment for our three reporting units with goodwill.
We estimated the fair value of the drilling products and the completion services reporting units using the income approach. Under this approach, we used a discounted cash flow model, which utilizes present values of cash flows to estimate fair value. Forecasted cash flows reflected known market conditions as of December 31, 2023, and management's anticipated business outlook for each reporting unit. Future cash flows were projected based on estimates of revenue, gross profit, selling, general and administrative expense, changes in working capital, and capital expenditures. The terminal period used within the discounted cash flow model for each reporting unit consisted of a 1% growth estimate. Future cash flows were then discounted using a market-participant, risk-adjusted weighted average cost of capital of 10% for the drilling products reporting unit and 12% for the completion services reporting unit.
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
During the first quarter of 2024, we determined there were no events that would indicate the carrying value of goodwill may not be recoverable or that a potential impairment exists.
Geopolitical instability, a global decrease in the demand of drilling products, or other unforeseen macroeconomic considerations could negatively impact the key assumptions used in our goodwill assessment for our drilling products reporting unit. A sustained decrease in oil prices and rig count could negatively affect the key assumptions used in our goodwill assessment for completion services. A decrease in fair value resulting from unfavorable changes to these assumptions, or others, could result in goodwill impairment in future periods that could be material to our results of operations and financial statements as a whole.
Intangible Assets — The following table presents the gross carrying amount and accumulated amortization of our intangible assets as of March 31, 2024 and December 31, 2023 (in thousands):

	March 31, 2024			December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$785,591	$(43,160)	$742,431	$786,715	$(25,563)	$761,152
Developed technology	202,772	(26,467)	176,305	202,772	(16,435)	186,337
Trade name	101,000	(5,906)	95,094	101,000	(3,406)	97,594
Other	10,281	(1,107)	9,174	7,345	(731)	6,614
Intangible assets, net	$1,099,644	$(76,640)	$1,023,004	$1,097,832	$(46,135)	$1,051,697
Amortization expense on intangible assets of approximately $30.5 million and $0.8 million was recorded for the three months ended March 31, 2024 and 2023, respectively.

8. Accrued Liabilities
Accrued liabilities consisted of the following at March 31, 2024 and December 31, 2023 (in thousands):

	March 31, 2024	December 31, 2023
Salaries, wages, payroll taxes and benefits	$91,607	$129,982
Workers’ compensation liability	68,365	67,396
Property, sales, use and other taxes	59,853	62,194
Insurance, other than workers’ compensation	10,687	11,524
Accrued interest payable	10,241	19,172
Deferred revenue	22,016	98,914
Federal and state income taxes payable	2,055	3,437
Accrued merger and integration expense	12,861	15,113
Other	46,299	38,536
Accrued liabilities	$323,984	$446,268
9. Long-Term Debt
Long-term debt consisted of the following at March 31, 2024 and December 31, 2023 (in thousands):

	March 31, 2024	December 31, 2023
3.95% Senior Notes Due 2028	$482,505	$482,505
5.15% Senior Notes Due 2029	344,895	344,895
7.15% Senior Notes Due 2033	400,000	400,000
Equipment Loans Due 2025	14,661	18,686
	1,242,061	1,246,086
Less deferred financing costs and discounts	(8,597)	(8,919)
Less current portion	(12,406)	(12,226)
Total	$1,221,058	$1,224,941

Credit Agreement — On April 5, 2024, we entered into a Commitment Increase Agreement (the “Commitment Increase Agreement”), which increased the commitments under our Amended and Restated Credit Agreement, dated as of March 27, 2018 (as modified by the Commitment Increase Agreement and amended to date, the “Credit Agreement”), by and among us, as borrower, Wells Fargo Bank, National Association, as administrative agent, letter of credit issuer, swing line lender and lender and each of the other letter of credit issuers and lenders party thereto.
The Commitment Increase Agreement increased the commitments under our Credit Agreement to $615 million. The maturity date for $567 million of such commitments is March 27, 2026; and the maturity date for $48.3 million of such commitments is March 27, 2025.
On August 29, 2023, we entered into Amendment No. 4 to Amended and Restated Credit Agreement (the “Credit Agreement Amendment”), which, among other things, extended the maturity date for $85.0 million of revolving credit commitments of certain lenders under the Credit Agreement from March 27, 2025 to March 27, 2026.
The Credit Agreement is a committed senior unsecured revolving credit facility that permits aggregate borrowings of up to $615 million ($550 million at March 31, 2024), including a letter of credit facility that, at any time outstanding, is limited to $100 million and a swing line facility that, at any time outstanding, is limited to the lesser of $50.0 million and the amount of the swing line provider’s unused commitment.
Loans under the Credit Agreement bear interest by reference, at our election, to the SOFR rate (subject to a 0.10% per annum adjustment) or base rate, in each case subject to a 0% floor. The applicable margin on SOFR rate loans varies from 1.00% to 2.00% and the applicable margin on base rate loans varies from 0.00% to 1.00%, in each case determined based on our credit rating. As of March 31, 2024, the applicable margin on SOFR rate loans was 1.75% and the applicable margin on base rate loans was 0.75%. A letter of credit fee is payable by us equal to the applicable margin for SOFR rate loans times the daily amount available to be drawn under outstanding letters of credit. The commitment fee rate payable to the lenders varies from 0.10% to 0.30% based on our credit rating.
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
The Credit Agreement contains representations, warranties, affirmative and negative covenants and events of default and associated remedies that we believe are customary for agreements of this nature, including certain restrictions on our ability and the ability of each of our subsidiaries to grant liens and on the ability of each of our non-guarantor subsidiaries to incur debt. If our credit rating is below investment grade at both Moody’s and S&P, we will become subject to a restricted payment covenant, which would generally require us to have a Pro Forma Debt Service Coverage Ratio (as defined in the Credit Agreement) greater than or equal to 1.50 to 1.00 immediately before and immediately after making any restricted payment. Restricted payments include, among other things, dividend payments, repurchases of our common stock, distributions to holders of our common stock or any other payment or other distribution to third parties on account of our or our subsidiaries’ equity interests. Our credit rating is currently investment grade at both credit rating agencies. The Credit Agreement also requires that our total debt to capitalization ratio, expressed as a percentage, not exceed 50% as of the last day of each fiscal quarter. The Credit Agreement generally defines the total debt to capitalization ratio as the ratio of (a) total borrowed money indebtedness to (b) the sum of such indebtedness plus consolidated net worth, with consolidated net worth determined as of the end of the most recently ended fiscal quarter. We were in compliance with these covenants at March 31, 2024.
As of March 31, 2024, we had no borrowings outstanding under our revolving credit facility. We had $2.5 million in letters of credit outstanding under the Credit Agreement at March 31, 2024 and, as a result, had available borrowing capacity of approximately $548 million at that date.
2015 Reimbursement Agreement — On March 16, 2015, we entered into a Reimbursement Agreement (the “Reimbursement Agreement”) with The Bank of Nova Scotia (“Scotiabank”), pursuant to which we may from time to time request that Scotiabank issue an unspecified amount of letters of credit. As of March 31, 2024, we had $82.8 million in letters of credit outstanding under the Reimbursement Agreement.
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
Equipment Loans — As part of the NexTier merger, we assumed the obligations of NexTier Completions Solutions Inc. (“NCS”) under a Master Loan and Security Agreement (as amended, the “Master Agreement”) with Caterpillar Financial Services Corporation. The Master Agreement allows NCS to enter into secured equipment financing term loans from time to time (the “Equipment Loans”). The Equipment Loans may be drawn in multiple tranches, with each loan evidenced by a separate promissory note. The Master Agreement and the Equipment Loans contain customary affirmative and negative covenants, including limitations on further encumbrance of the collateral other than the applicable loans under the Master Agreement. We were in compliance with these covenants at March 31, 2024. The Equipment Loans bear interest at a rate of 5.25% per annum, and we pay interest on the 1st of each month. The Equipment Loans will mature on June 1, 2025.
Presented below is a schedule of the principal repayment requirements of long-term debt by fiscal year as of March 31, 2024 (in thousands):

Year ending December 31,
2024	$8,265
2025	6,396
2026	—
2027	—
2028	482,505
2029	344,895
Thereafter	400,000
Total	$1,242,061

10. Commitments and Contingencies
As of March 31, 2024, we maintained letters of credit in the aggregate amount of $87.2 million primarily for the benefit of various insurance companies as collateral for retrospective premiums and retained losses that could become payable under the terms of the underlying insurance contracts and compliance with contractual obligations. These letters of credit expire annually at various times during the year and are typically renewed. As of March 31, 2024, no amounts had been drawn under the letters of credit.
As of March 31, 2024, we had commitments to purchase major equipment totaling approximately $158 million.
Our completion services segment has entered into agreements to purchase minimum quantities of proppants from certain vendors. As of March 31, 2024, the remaining minimum obligation under these agreements was approximately $31.8 million, of which approximately $25.9 million, $4.0 million, and $2.0 million relate to the remainder of 2024, 2025 and 2026, respectively.
We are party to various legal proceedings arising in the normal course of our business. We do not believe that the outcome of these proceedings, either individually or in the aggregate, will have a material adverse effect on our financial condition, cash flows or results of operations.
11. Stockholders’ Equity
Cash Dividend — On May 1, 2024, our Board of Directors approved a cash dividend on our common stock in the amount of $0.08 per share to be paid on June 17, 2024 to holders of record as of June 3, 2024. The amount and timing of all future dividend payments, if any, are subject to the discretion of the Board of Directors and will depend upon business conditions, results of operations, financial condition, terms of our debt agreements and other factors. Our Board of Directors may, without advance notice, reduce or suspend our dividend to improve our financial flexibility and position our company for long-term success. There can be no assurance that we will pay a dividend in the future.
Share Repurchases and Acquisitions — In September 2013, our Board of Directors approved a stock buyback program. In February 2024, our Board of Directors approved an increase of the authorization under the stock buyback program to allow for an aggregate of $1.0 billion of future share repurchases. All purchases executed to date have been through open market transactions. Purchases under the buyback program are made at management’s discretion, at prevailing prices, subject to market conditions and other factors. Purchases may be made at any time without prior notice. There is no expiration date associated with the buyback program. As of March 31, 2024, we had remaining authorization to purchase approximately $945 million of our outstanding common stock under the stock buyback program. Shares of stock purchased under the buyback program are held as treasury shares.
Treasury stock acquisitions during the three months ended March 31, 2024 were as follows (dollars in thousands):

	Shares	Cost
Treasury shares at January 1, 2024	105,580,011	$1,657,675
Purchases pursuant to stock buyback program	8,354,902	94,352
Acquisitions pursuant to long-term incentive plans	395,813	4,261
Treasury shares at March 31, 2024	114,330,726	$1,756,288
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
The Patterson-UTI Energy, Inc. 2021 Long-Term Incentive Plan (the “2021 Plan”) was originally approved by our stockholders on June 3, 2021. Subject to stockholder approval, our Board of Directors approved an amendment to the 2021 Plan to increase the number of shares available for issuance under the 2021 Plan by 5.445 million shares (the “First Amendment”). On June 8, 2023, our stockholders approved the First Amendment. On September 1, 2023, in connection with the NexTier merger, our Board of Directors approved a second amendment to the 2021 Plan (the “Second Amendment,” and together with the First Amendment, the “2021 Plan Amendments”) to assume approximately 10.0 million shares previously reserved for issuance under the NexTier Oilfield Solutions

Inc. Equity and Incentive Award Plan (the “NexTier Plan”). Following the 2021 Plan Amendments, the aggregate number of shares of Common Stock authorized for grant under the 2021 Plan is approximately 29.0 million.
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
Stock Options — We estimate the grant date fair values of stock options using the Black-Scholes-Merton valuation model. Volatility assumptions are based on the historic volatility of our common stock over the most recent period equal to the expected term of the options as of the date such options are granted. The expected term assumptions are based on our experience with respect to employee stock option activity. Dividend yield assumptions are based on the expected dividends at the time the options are granted. The risk-free interest rate assumptions are determined by reference to United States Treasury yields. No options were granted during the three months ended March 31, 2024.
Stock option activity from January 1, 2024 to March 31, 2024 follows:

	Underlying Shares	Weighted Average Exercise Price Per Share
Outstanding at January 1, 2024	2,865,223	$23.36
Exercised	—	$—
Expired	(192,099)	$20.78
Outstanding at March 31, 2024	2,673,124	$23.54
Exercisable at March 31, 2024	2,673,124	$23.54
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
Restricted stock unit activity from January 1, 2024 to March 31, 2024 follows:

	Time Based	Performance Based	Weighted Average Grant Date Fair Value Per Share
Non-vested restricted stock units outstanding at January 1, 2024	5,827,668	521,533	$10.60
Granted	168,512	—	$10.80
Vested	(1,363,284)	—	$5.53
Forfeited	(32,196)	—	$12.83
Non-vested restricted stock units outstanding at March 31, 2024	4,600,700	521,533	$11.95
As of March 31, 2024, we had unrecognized compensation cost related to our unvested restricted stock units totaling $43.3 million. The weighted-average remaining vesting period for these unvested restricted stock units was 1.60 years as of March 31, 2024.
Restricted Stock Units (Liability Based) — We converted NexTier’s cash-settled performance based units into our cash-settled restricted stock units in connection with the NexTier merger. These awards are accounted for as liability classified awards and remeasured at fair value at each reporting period. Compensation expense is recorded over the vesting period and is initially based on the fair value at the award conversion date. Compensation expense is subsequently remeasured at each reporting date during the vesting period based on the change in our stock price. Dividend cash equivalents are not paid on cash-settled units. As of March 31, 2024, $7.4 million is included in “Accrued Liabilities” in our unaudited condensed consolidated balance sheets for these awards.
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
The payout under the Performance Units may not exceed the target number of shares if our absolute total shareholder return is negative or zero.
The total target number of shares granted with respect to the Performance Units for the awards granted in 2020-2023 is set forth below:

	2023 Performance Unit Awards	2022 Performance Unit Awards	2021 Performance Unit Awards	2020 Performance Unit Awards
Target number of shares	631,700	414,000	843,000	500,500

In May 2023, 1,001,000 shares were issued to settle the 2020 Performance Units. The Performance Units granted in 2021 have reached the end of their performance period, and we expect shares will be issued in May 2024 to settle the 2021 Performance Units. The Performance Units granted in 2022 and 2023 have not reached the end of their respective performance periods.
Because the Performance Units are share-settled awards, they are accounted for as equity awards and measured at fair value on the date of grant using a Monte Carlo simulation model. The fair value of the Performance Units is set forth below (in thousands):

	2023 Performance Unit Awards	2022 Performance Unit Awards	2021 Performance Unit Awards	2020 Performance Unit Awards
Aggregate fair value at date of grant	$8,440	$10,743	$7,225	$826
These fair value amounts are charged to expense on a straight-line basis over the performance period. Compensation expense associated with the Performance Units is shown below (in thousands):

	2023 Performance Unit Awards	2022 Performance Unit Awards	2021 Performance Unit Awards	2020 Performance Unit Awards
Three months ended March 31, 2024	$663	$862	$584	NA
Three months ended March 31, 2023	NA	$895	$602	$69
As of March 31, 2024, we had unrecognized compensation cost related to our unvested Performance Units totaling $9.0 million. The weighted-average remaining vesting period for these unvested Performance Units was 0.91 years as of March 31, 2024.
13. Income Taxes
Our effective income tax rate fluctuates from the U.S. statutory tax rate based on, among other factors, changes in pretax income in jurisdictions with varying statutory tax rates, the impact of U.S. state and local taxes, the realizability of deferred tax assets and other differences related to the recognition of income and expense between GAAP and tax accounting.
Our effective income tax rate for the three months ended March 31, 2024 was 27.9%, compared with 16.8% for the three months ended March 31, 2023. The difference in effective income tax rates was primarily attributable to the impact of valuation allowances on deferred tax assets between periods. In addition, the difference in effective income tax rates was attributable to the impact of permanent differences against earnings between periods.
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
The following table presents information necessary to calculate net income per share for the three months ended March 31, 2024 and 2023 as well as potentially dilutive securities excluded from the weighted average number of diluted common shares outstanding because their inclusion would have been anti-dilutive (in thousands, except per share amounts):

	Three Months Ended March 31,
	2024	2023
BASIC EPS:
Net income attributable to common stockholders	$51,235	$99,678
Weighted average number of common shares outstanding, excluding non-vested restricted stock units	408,182	212,089
Basic net income per common share	$0.13	$0.47

DILUTED EPS:
Net income attributable to common stockholders	$51,235	$99,678
Weighted average number of common shares outstanding, excluding non-vested restricted stock units	409,819	215,866
Diluted net income per common share	$0.13	$0.46
Potentially dilutive securities excluded as anti-dilutive	2,673	2,905
15. Business Segments
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
As a result of the revised reportable segment structure, we have restated the corresponding items of segment information for all periods presented.
The following tables summarize selected financial information relating to our business segments (in thousands):

	Three Months Ended March 31,
	2024	2023
Revenues:
Drilling Services	$461,887	$482,535
Completion Services	944,997	293,268
Drilling Products	89,973	—
Other (1)	18,445	21,036
Elimination of intercompany revenues – Drilling Services (2)	(4,314)	(4,808)
Elimination of intercompany revenues – Other (2)	(628)	(229)
Total revenues	$1,510,360	$791,802

Segment operating income (3) and reconciliation to income before income taxes:
Drilling Services	$89,612	$101,306
Completion Services	49,629	44,432
Drilling Products	6,500	—
Total segment operating income (3)	145,741	145,738
Other	988	1,967
Corporate	(59,730)	(21,742)
Interest income	2,189	1,240
Interest expense	(18,335)	(8,826)
Other	850	1,486
Income before income taxes	$71,703	$119,863

Depreciation, depletion, amortization and impairment:
Drilling Services	$92,345	$91,293
Completion Services	148,680	26,025
Drilling Products	27,182	—
Other	5,411	7,323
Corporate	1,338	3,539
Total depreciation, depletion, amortization and impairment	$274,956	$128,180

Capital expenditures:
Drilling Services	$82,793	$89,279
Completion Services	123,377	21,425
Drilling Products	15,586	—
Other	3,797	5,223
Corporate	1,388	1,674
Total capital expenditures	$226,941	$117,601

	March 31, 2024	December 31, 2023
Identifiable assets:
Drilling Services	$2,208,251	$2,368,604
Completion Services	3,786,399	3,835,699
Drilling Products	996,195	1,011,870
Other	58,392	59,221
Corporate (4)	176,951	144,637
Total assets	$7,226,188	$7,420,031

(1)Other includes our oilfield rentals business and oil and natural gas working interests.

(2)Intercompany revenues consist of revenues from drilling services provided to our other operations, and revenues from other operations for services provided to drilling services, completion services and within other operations. These revenues are generally based on estimated external selling prices and are eliminated during consolidation.
(3)Segment operating income is our measure of segment profitability. It is defined as revenue less operating expenses, selling, general and administrative expenses, depreciation, amortization and impairment expenses and other operating income.
(4)Corporate assets primarily include cash on hand and certain property and equipment.
16. Fair Values of Financial Instruments
The carrying values of cash, cash equivalents and restricted cash, trade receivables and accounts payable approximate fair value due to the short-term maturity of these items. These fair value estimates are considered Level 1 fair value estimates in the fair value hierarchy of fair value accounting.
The estimated fair value of our outstanding debt balances as of March 31, 2024 and December 31, 2023 is set forth below (in thousands):

	March 31, 2024		December 31, 2023
	Carrying Value	Fair Value	Carrying Value	Fair Value
3.95% Senior Notes Due 2028	$482,505	$459,274	$482,505	$450,540
5.15% Senior Notes Due 2029	344,895	337,487	344,895	329,032
7.15% Senior Notes Due 2033	400,000	430,206	400,000	424,946
Equipment Loans Due 2025	14,661	15,713	18,686	18,766
Total debt	$1,242,061	$1,242,680	$1,246,086	$1,223,284
The fair values of the 2028 Notes, the 2029 Notes and the 2033 Notes at March 31, 2024 and December 31, 2023 are based on quoted market prices, which are considered Level 1 fair value estimates in the fair value hierarchy of fair value accounting. The fair value of the Equipment Loans is based on a 5.25% stated rate of interest, which is considered a Level 2 fair value estimate in the fair value hierarchy of fair value accounting.
The implied market rates of interest used to determine the fair value of our outstanding debt balances as of March 31, 2024 and December 31, 2023 are set forth below:

	March 31, 2024	December 31, 2023
3.95% Senior Notes Due 2028	5.55%	5.79%
5.15% Senior Notes Due 2029	5.60%	6.10%
7.15% Senior Notes Due 2033	6.09%	6.28%
Equipment Loans Due 2025	5.67%	5.36%

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
Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to have been correct. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from actual future results expressed or implied by the forward-looking statements. These risks and uncertainties relate to:
•the successful integration and expected benefits of the merger (the “NexTier merger”) with NexTier Oilfield Solutions Inc. (“NexTier”) and the acquisition (the “Ulterra acquisition”) of Ulterra Drilling Technologies, L.P. (“Ulterra”) on our financial condition, results of operations, strategy and plans and our ability to realize those benefits;
•synergies, costs and financial and operating impacts of acquisitions, including the NexTier merger and the Ulterra acquisition;
•the successful integration of NexTier and Ulterra operations and the future financial and operating results of the combined company;
•the combined company’s plans, objectives, expectations and intentions with respect to future operations and services;
•adverse oil and natural gas industry conditions;
•global economic conditions, including inflationary pressures and risks of economic downturns or recessions in the United States and elsewhere;
•volatility in customer spending and in oil and natural gas prices that could adversely affect demand for our services and their associated effect on rates;
•excess supply of drilling and completions equipment, including as a result of reactivation, improvement or construction;
•competition and demand for our services;
•the impact of the ongoing Ukraine/Russia and Middle East conflicts and instability in other international regions;
•strength and financial resources of competitors;
•utilization, margins and planned capital expenditures;
•ability to obtain insurance coverage on commercially reasonable terms and liabilities from operational risks for which we do not have and receive full indemnification or insurance;
•operating hazards attendant to the oil and natural gas business;
•failure by customers to pay or satisfy their contractual obligations (particularly with respect to fixed-term contracts);
•the ability to realize backlog;
•specialization of methods, equipment and services and new technologies, including the ability to develop and obtain satisfactory returns from new technology;
•the ability to retain management and field personnel;
•loss of key customers;

•shortages, delays in delivery, and interruptions in supply, of equipment and materials;
•cybersecurity events;
•difficulty in building and deploying new equipment;
•governmental regulation, including climate legislation, regulation and other related risks;
•environmental, social and governance practices, including the perception thereof;
•environmental risks and ability to satisfy future environmental costs;
•technology-related disputes;
•legal proceedings and actions by governmental or other regulatory agencies;
•the ability to effectively identify and enter new markets;
•public health crises, pandemics and epidemics;
•weather;
•operating costs;
•expansion and development trends of the oil and natural gas industry;
•financial flexibility, including availability of capital and the ability to repay indebtedness when due;
•adverse credit and equity market conditions;
•our return of capital to stockholders, including timing and amounts (including any plans or commitments in respect thereof) of any dividends and share repurchases;
•stock price volatility;
•compliance with covenants under our debt agreements; and
•other financial, operational and legal risks and uncertainties detailed from time to time in our filings with the SEC.
We caution that the foregoing list of factors is not exhaustive. Additional information concerning these and other risk factors is contained elsewhere in this Report and in our Annual Report on Form 10-K for the year ended December 31, 2023 (our “Annual Report”) and may be contained in our future filings with the SEC. You are cautioned not to place undue reliance on any of our forward-looking statements. The forward-looking statements speak only as of the date made and, other than as required by law, we undertake no obligation to update publicly or revise any of these forward-looking statements, whether as a result of new information, future events or otherwise. In the event that we update any forward-looking statement, no inference should be made that we will make additional updates with respect to that statement, related matters or any other forward-looking statements. All subsequent written and oral forward-looking statements concerning us or other matters and attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements above.

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
We have addressed our customers’ needs for drilling horizontal wells in shale and other unconventional resource plays by improving the capabilities of our drilling fleet. The U.S. land rig industry has in recent years referred to certain high specification rigs as “super-spec” rigs, which we consider to be at least a 1,500 horsepower, AC-powered rig that has at least a 750,000-pound hookload, a 7,500-psi circulating system, and is pad-capable. Due to evolving customer preferences, we refer to certain premium rigs as “Tier-1, super spec” rigs, which we consider as being a super-spec rig that also has a third mud pump and raised drawworks that allows for more clearance underneath the rig floor. As of March 31, 2024, our rig fleet included 173 super-spec rigs, of which 131 were Tier-1, super-spec rigs.
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
Recent Developments in Market Conditions and Outlook — Commodity price volatility in the second quarter of 2023 resulted in a decline in industry activity; commodity prices subsequently increased during the third quarter before declining in the fourth quarter of 2023. Oil prices increased during the first quarter of 2024, while natural gas prices declined significantly. The current demand for equipment and services remains dependent on macro conditions, including commodity prices, geopolitical environment, inflationary pressures, economic conditions in the United States and elsewhere, as well as customer consolidation and focus by exploration and production companies and service companies on capital returns. Oil prices reached a low of $70.62 per barrel and averaged $77.50 per barrel in the first quarter of 2024, as compared to $78.53 per barrel in the fourth quarter of 2023. Natural gas prices (based on the Henry Hub Spot Market Price) averaged $2.31 per MMBtu in the first quarter of 2024 as compared to an average of $2.74 per MMBtu in the fourth quarter of 2023.
Our average active rig count in the United States for the first quarter of 2024 was 121 rigs. This was an increase from our average active rig count for the fourth quarter of 2023 of 118. We expect our rig count in the United States will average approximately 114 rigs during the second quarter of 2024. Term contracts help support our operating rig count. Based on contracts in place in the United States as of May 1, 2024, we expect an average of 70 rigs operating under term contracts during the second quarter of 2024 and an average of 41 rigs operating under term contracts during the four quarters ending March 31, 2025.
We maintain a backlog of commitments for contract drilling services under term contracts, which we define as contracts with a duration of six months or more. Our contract drilling backlog in the United States as of March 31, 2024 was approximately $527 million. Approximately 14% of our total contract drilling backlog in the United States at March 31, 2024 is reasonably expected to remain at March 31, 2025. See Note 3 of Notes to unaudited condensed consolidated financial statements for additional information on backlog.

We expect our completion services business to be impacted by current natural gas prices and customer schedule gaps during the second quarter of 2024. We expect an improvement in activity in the third quarter of 2024 as our dedicated and long-term customers resume completion activity after new pads are drilled.

We expect second quarter activity for our Drilling Products segment to be consistent with the first quarter of 2024.

For the second quarter of 2024, we expect total capital expenditures of approximately $180 million.
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
On August 14, 2023, we completed our acquisition (the “Ulterra acquisition”) of Ulterra Drilling Technologies, L.P. (“Ulterra”). Total consideration for the acquisition included the issuance of 34.9 million shares of our common stock and payment of approximately $376 million cash (before purchase price adjustments), which based on the closing price of our common stock of $14.94 on August 14, 2023, valued the transaction at closing at approximately $897 million. Ulterra is a global provider of specialized drill bit solutions.
Recent Developments in Debt Financing — On April 5, 2024, we entered into a Commitment Increase Agreement (the “Commitment Increase Agreement”), which increased the commitments under our Amended and Restated Credit Agreement, dated as of March 27, 2018 (as modified by the Commitment Increase Agreement and as amended to date, the “Credit Agreement”), by and among us, as borrower, Wells Fargo Bank, National Association, as administrative agent, letter of credit issuer, swing line lender and lender and each of the other letter of credit issuers and lenders party thereto.
The Commitment Increase Agreement increased the commitments under our Credit Agreement to $615 million. The maturity date for $567 million of such commitments is March 27, 2026; and the maturity date for $48.3 million of such commitments is March 27, 2025.
As of March 31, 2024, we had no borrowings outstanding under our revolving credit facility. We had $2.5 million in letters of credit outstanding under the Credit Agreement at March 31, 2024 and, as a result, had available borrowing capacity of approximately $548 million at that date.
Impact on our Business from Oil and Natural Gas Prices and Other Factors — Our revenues, profitability and cash flows are highly dependent upon prevailing prices for oil and natural gas, expectations about future prices, and upon our customers’ ability to access, and willingness to deploy, capital to fund their operating and capital expenditures. During periods of improved oil and natural gas prices, the capital spending budgets of oil and natural gas operators tend to expand, which generally results in increased demand for our services. Conversely, in periods when oil and natural gas prices are relatively low or when our customers have a reduced ability to access, or willingness to deploy, capital, the demand for our services generally weakens, and we experience downward pressure on pricing for our services. Even during periods of historically moderate or high prices for oil and natural gas, companies exploring for oil and natural gas may cancel or curtail programs or reduce their levels of capital expenditures for exploration and production for a variety of reasons, which could reduce demand for our services. We may also be impacted by delayed customer payments and payment defaults associated with customer liquidity issues and bankruptcies.
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
In addition to the dependence on oil and natural gas prices and demand for our services, we are highly impacted by operational risks, competition, labor issues, weather, the availability, from time to time, of products used in our businesses, supplier delays and various other factors that could materially adversely affect our business, financial condition, cash flows and results of operations. Please see Item 1A of this Report and our Annual Report.

For the three months ended March 31, 2024, December 31, 2023, and March 31, 2023 our operating revenues consisted of the following (dollars in thousands):

	Three Months Ended
	March 31,		December 31,		March 31,
	2024		2023		2023
Drilling Services	$457,573	30.3%	$463,598	29.3%	$477,727	60.3%
Completion Services	944,997	62.6%	1,014,357	64.0%	293,268	37.0%
Drilling Products	89,973	6.0%	88,109	5.6%	—	0.0%
Other	17,817	1.1%	18,253	1.1%	20,807	2.7%
	$1,510,360	100.0%	$1,584,317	100.0%	$791,802	100.0%
Results of Operations
Effective as of the third quarter of 2023, we revised our reportable segments to align with certain changes in how our Chief Operating Decision Maker (“CODM”) manages and allocates resources to our business as a result of the Ulterra acquisition and NexTier merger. We now have the following reportable business segments: (i) drilling services, (ii) completion services and (iii) drilling products. Accordingly, we recast our results of operations for the three months ended March 31, 2023 to align with our revised reportable segments.
The following tables summarize results of operations by business segment for the three months ended March 31, 2024, December 31, 2023, and March 31, 2023:

	Three Months Ended			% Change
	March 31,	December 31,	March 31,
Drilling Services (1)	2024	2023	2023	Sequential	Year-over-year

	(dollars in thousands)
Revenues	$457,573	$463,598	$477,727	(1.3)%	(4.2)%
Direct operating costs	271,737	276,439	281,261	(1.7)%	(3.4)%
Adjusted gross profit (2)	185,836	187,159	196,466	(0.7)%	(5.4)%
Selling, general and administrative	3,879	3,204	3,845	21.1%	0.9%
Depreciation, amortization and impairment	92,345	91,951	91,293	0.4%	1.2%
Other operating (income) expense, net	—	(676)	22	(100.0)%	(100.0)%
Operating income	$89,612	$92,680	$101,306	(3.3)%	(11.5)%
Capital expenditures	$82,793	$73,625	$89,279	12.5%	(7.3)%

Operating days – U.S. (3)	11,024	10,841	11,751	1.7%	(6.2)%
Average revenue per operating day – U.S. (3)	$35.68	$36.28	$34.76	(1.7)%	2.6%
Average direct operating costs per operating day – U.S. (3)	$19.51	$19.94	$18.88	(2.1)%	3.3%
Average adjusted gross profit per operating day – U.S. (3)	$16.17	$16.33	$15.88	(1.0)%	1.8%
(1)Drilling services segment represents our contract drilling, directional drilling, oilfield technology and electrical controls and automation businesses.
(2)Adjusted gross profit is defined as revenues less direct operating costs (excluding depreciation, amortization and impairment expense). See Non-GAAP Financial Measures below for a reconciliation of GAAP gross profit to adjusted gross profit by segment.
(3)Operational data relates to our contract drilling business. A rig is considered to be operating if it is earning revenue pursuant to a contract on a given day.
Generally, the revenues in our drilling services segment are most impacted by two primary factors: day rates and our average number of rigs operating.

Sequential quarter comparison
Revenues and direct operating costs, both on a total and per operating day basis, were relatively flat between sequential quarters.
Capital expenditures increased primarily due to the timing of order placement and spending on committed deliveries that more heavily impacted the first quarter of 2024.
Year-over-year quarter comparison
Revenues and direct operating costs decreased due to a decrease in operating days for our U.S. contract drilling operations.
Average revenue per operating day increased due to improved pricing.
Capital expenditures decreased primarily due to reduced investment in our ancillary drilling services not included within our contract drilling business.

	Three Months Ended			% Change
	March 31,	December 31,	March 31,
Completion Services (1)	2024	2023	2023	Sequential	Year-over-year

	(dollars in thousands)
Revenues	$944,997	$1,014,357	$293,268	(6.8)%	222.2%
Direct operating costs	745,594	782,482	220,116	(4.7)%	238.7%
Adjusted gross profit (2)	199,403	231,875	73,152	(14.0)%	172.6%
Selling, general and administrative	10,964	13,662	2,695	(19.7)%	306.8%
Depreciation, amortization and impairment	148,680	147,891	26,025	0.5%	471.3%
Other operating income, net	(9,870)	—	—	NA	NA
Operating income	$49,629	$70,322	$44,432	(29.4)%	11.7%
Capital expenditures	$123,377	$107,217	$21,425	15.1%	475.9%
(1)Completion services represents the combination of well completion business from the NexTier merger and our legacy pressure pumping business.
(2)Adjusted gross profit is defined as revenues less direct operating costs (excluding depreciation, amortization and impairment expense). See Non-GAAP Financial Measures below for a reconciliation of GAAP gross profit to adjusted gross profit by segment.
Sequential quarter comparison
Completion services revenues decreased $69.4 million, or 6.8%. The decrease was primarily due to lower activity.
Direct operating costs decreased primarily due to lower utilization.
Selling, general and administrative expense decreased due to realignment of certain support functions embedded within the completion services segment to corporate shared services as well as our continued focus on realizing cost synergies.
Other operating income, net in the first quarter of 2024 was due a gain on legal settlement.
Capital expenditures increased primarily due to spending related to maintenance capital and the timing of order placement that more heavily impacted the first quarter of 2024.
Year-over-year quarter comparison
The changes for the three months ended March 31, 2024 as compared to March 31, 2023 can be primarily attributed to the NexTier merger, which closed on September 1, 2023. The NexTier merger had a material impact on our reported results of operations. The results for the three months ended March 31, 2024 represent the combination of the well completion business from the NexTier merger and our legacy pressure pumping business. Due to the full integration of our legacy pressure pumping business into the NexTier legal entity in the first quarter of 2024, we are unable to provide a meaningful year-over-year comparison excluding the impact of the NexTier merger.

	Three Months Ended			% Change
	March 31,	December 31,	March 31,
Drilling Products	2024	2023	2023	Sequential	Year-over-year

	(dollars in thousands)
Revenues	$89,973	$88,109	$—	2.1%	NA
Direct operating costs	48,630	49,484	—	(1.7)%	NA
Adjusted gross profit (1)	41,343	38,625	—	7.0%	NA
Selling, general and administrative	7,661	7,494	—	2.2%	NA
Depreciation, amortization and impairment	27,182	31,392	—	(13.4)%	NA
Operating income (loss)	$6,500	$(261)	$—	NA	NA
Capital expenditures	$15,586	$16,632	$—	(6.3)%	NA
(1)Adjusted gross profit is defined as revenues less direct operating costs (excluding depreciation, amortization and impairment expense). See Non-GAAP Financial Measures below for a reconciliation of GAAP gross profit to adjusted gross profit by segment.
Sequential quarter comparison
Revenues and direct operating costs were relatively flat between sequential quarters.
Direct operating costs and depreciation, amortization and impairment were approximately $2.2 million and $5.8 million higher than they would have otherwise been for the three months ended March 31, 2024, respectively, as a result of the step up to fair value of our drill bits in accordance with purchase accounting. For the three months ended December 31, 2023, direct operating costs and depreciation, amortization and impairment were approximately $5.2 million and $9.8 million higher, respectively, as a result of the step up to fair value of our drill bits.
Depreciation, amortization and impairment decreased primarily due to the step up to fair value of our drill bits, which has a diminishing impact with the passage of time.
Year-over-year quarter comparison
The results of our drilling products segment reflect the operations of our Ulterra acquisition, which closed on August 14, 2023. As such, there were no comparable results for the three months ended March 31, 2023.

	Three Months Ended			% Change
	March 31,	December 31,	March 31,
Other	2024	2023	2023	Sequential	Year-over-year

	(dollars in thousands)
Revenues	$17,817	$18,253	$20,807	(2.4)%	(14.4)%
Direct operating costs	11,178	10,712	11,282	4.4%	(0.9)%
Adjusted gross profit (1)	6,639	7,541	9,525	(12.0)%	(30.3)%
Selling, general and administrative	240	232	235	3.4%	2.1%
Depreciation, depletion, amortization and impairment	5,411	6,291	7,323	(14.0)%	(26.1)%
Operating income	$988	$1,018	$1,967	(2.9)%	(49.8)%
Capital expenditures	$3,797	$6,258	$5,223	(39.3)%	(27.3)%
(1)Adjusted gross profit is defined as revenues less direct operating costs (excluding depreciation, depletion, amortization and impairment expense). See Non-GAAP Financial Measures below for a reconciliation of GAAP gross profit to adjusted gross profit by segment.
Sequential quarter comparison
Depreciation, depletion, amortization and impairment decreased primarily due to a $0.8 million impairment recorded in our oil and natural gas properties business in the fourth quarter of 2023.
Year-over-year quarter comparison
Revenue decreased due to a lower volume of services provided by our oilfield rentals business.

Depreciation, depletion, amortization and impairment decreased primarily due to a $2.0 million impairment in our oil and natural gas business recorded in the first quarter of 2023. There was no impairment in the first quarter of 2024.

	Three Months Ended			% Change
	March 31,	December 31,	March 31,
Corporate	2024	2023	2023	Sequential	Year-over-year

	(dollars in thousands)
Selling, general and administrative	$42,240	$36,445	$23,791	15.9%	77.5%
Merger and integration expense	$12,233	$19,949	$—	(38.7)%	NA
Depreciation	$1,338	$1,262	$3,539	6.0%	(62.2)%
Other operating income, net	$(1,312)	$(6,444)	$(5,588)	(79.6)%	(76.5)%
Credit loss expense	$5,231	$842	$—	521.3%	NA
Interest income	$2,189	$1,539	$1,240	42.2%	76.5%
Interest expense, net of amount capitalized	$(18,335)	$(18,681)	$(8,826)	(1.9)%	107.7%
Other income (expense)	$850	$(1,293)	$1,486	NA	(42.8)%
Capital expenditures	$1,388	$1,541	$1,674	(9.9)%	(17.1)%
Sequential quarter comparison
Selling, general and administrative expense increased primarily due to incremental headcount as a result of the realignment of certain support functions embedded within the completion services segment to a corporate shared services model.
Merger and integration expense had a diminishing impact due to the passage of time since closing the NexTier merger and the Ulterra acquisition in third quarter of 2023.
Other operating income, net decreased primarily due to a $5.2 million favorable legal settlement in the fourth quarter of 2023.
Year-over-year quarter comparison
Selling, general and administrative expense increased primarily due to incremental headcount for corporate functions as a result of the NexTier merger and the Ulterra acquisition.
Merger and integration expense increased due to the NexTier merger and the Ulterra acquisition. The increase was primarily attributable to compensation associated with severance payments.
Other operating income, net decreased primarily due to a $6.5 million reversal of cumulative compensation costs associated with certain performance-based restricted stock units in the first quarter of 2023.
Credit loss expense increased due to a deterioration in the financial condition of a customer.
Interest expense increased primarily due to the offering of 2033 Notes in the third quarter of 2023. See Note 9 of Notes to unaudited condensed consolidated financial statements for additional information on our long-term debt.
Income Taxes
Our effective income tax rate fluctuates from the U.S. statutory tax rate based on, among other factors, changes in pretax income in jurisdictions with varying statutory tax rates, the impact of U.S. state and local taxes, the realizability of deferred tax assets and other differences related to the recognition of income and expense between GAAP and tax accounting.
Our effective income tax rate for the three months ended March 31, 2024 was 27.9%, compared with 33.6% for the three months ended December 31, 2023. The difference in effective income tax rates was primarily attributable to the impact of valuation allowances on deferred tax assets between periods.

Our effective income tax rate for the three months ended March 31, 2024 was 27.9%, compared with 16.8% for the three months ended March 31, 2023. The difference in effective income tax rates was primarily attributable to the impact of valuation allowances on deferred tax assets between periods. In addition, the difference in effective income tax rates was attributable to the impact of permanent differences against earnings between periods.
We continue to monitor income tax developments in the United States and other countries where we have legal entities. We will incorporate into our future financial statements the impacts, if any, of future regulations and additional authoritative guidance when finalized.
Liquidity and Capital Resources
Our primary sources of liquidity are cash and cash equivalents, availability under our revolving credit facility and cash provided by operating activities. As of March 31, 2024, we had approximately $438 million in working capital, including $170 million of cash and cash equivalents, and approximately $548 million available under our revolving credit facility.
As part of the NexTier merger, we assumed the obligations of NexTier Completions Solutions Inc. (“NCS”) under a Master Loan and Security Agreement (as amended, the “Master Agreement”) with Caterpillar Financial Services Corporation. The Master Agreement allows NCS to enter into secured equipment financing term loans from time to time (the “Equipment Loans”). The Equipment Loans may be drawn in multiple tranches, with each loan evidenced by a separate promissory note. The Master Agreement and the Equipment Loans contain customary affirmative and negative covenants, including limitations on further encumbrance of the collateral other than the applicable loans under the Master Agreement. We were in compliance with these covenants at March 31, 2024. The Equipment Loans bear interest at a rate of 5.25% per annum, and we pay interest on the 1st of each month. The Equipment Loans will mature on June 1, 2025.
On April 5, 2024, we entered into the Commitment Increase Agreement, which increased the commitments under our Credit Agreement to $615 million. The maturity date for $567 million of such commitments is March 27, 2026; and the maturity date for $48.3 million of such commitments is March 27, 2025.
On August 29, 2023, we entered into Amendment No. 4 to Amended and Restated Credit Agreement (the “Credit Agreement Amendment”), which, among other things, extended the maturity date for $85 million of revolving credit commitments of certain lenders under the Credit Agreement from March 27, 2025 to March 27, 2026.
The Credit Agreement is a committed senior unsecured revolving credit facility that permits aggregate borrowings of up to $615 million ($550 million at March 31, 2024), including a letter of credit facility that, at any time outstanding, is limited to $100 million and a swing line facility that, at any time outstanding, is limited to the lesser of $50 million and the amount of the swing line provider’s unused commitment.
Loans under the Credit Agreement bear interest by reference, at our election, to the SOFR rate (subject to a 0.10% per annum adjustment) or base rate, in each case subject to a 0% floor. The applicable margin on SOFR rate loans varies from 1.00% to 2.00% and the applicable margin on base rate loans varies from 0.00% to 1.00%, in each case determined based on our credit rating. As of March 31, 2024, the applicable margin on SOFR rate loans was 1.75% and the applicable margin on base rate loans was 0.75%. A letter of credit fee is payable by us equal to the applicable margin for SOFR rate loans times the daily amount available to be drawn under outstanding letters of credit. The commitment fee rate payable to the lenders varies from 0.10% to 0.30% based on our credit rating.
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
The Credit Agreement contains representations, warranties, affirmative and negative covenants and events of default and associated remedies that we believe are customary for agreements of this nature, including certain restrictions on our ability and the ability of each of our subsidiaries to grant liens and on the ability of each of our non-guarantor subsidiaries to incur debt. If our credit rating is below investment grade at both Moody’s and S&P, we will become subject to a restricted payment covenant, which would generally require us to have a Pro Forma Debt Service Coverage Ratio (as defined in the Credit Agreement) greater than or equal to 1.50 to 1.00 immediately before and immediately after making any restricted payment. Restricted payments include, among other things, dividend payments, repurchases of our common stock, distributions to holders of our common stock or any other payment or other distribution to third parties on account of our or our subsidiaries’ equity interests. Our credit rating is currently investment grade at both credit rating agencies. The Credit Agreement also requires that our total debt to capitalization ratio, expressed as a percentage, not exceed 50% as of the last day of each fiscal quarter. The Credit Agreement generally defines the total debt to capitalization ratio as the ratio of (a) total borrowed money indebtedness to (b) the sum of such indebtedness plus consolidated net worth, with consolidated net worth determined as of the end of the most recently ended fiscal quarter. We were in compliance with these covenants at March 31, 2024.
On March 16, 2015, we entered into a Reimbursement Agreement (the “Reimbursement Agreement”) with The Bank of Nova Scotia (“Scotiabank”), pursuant to which we may from time to time request that Scotiabank issue an unspecified amount of letters of credit. As of March 31, 2024, we had $82.8 million in letters of credit outstanding under the Reimbursement Agreement.
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
We had $87.2 million of outstanding letters of credit at March 31, 2024, which was comprised of $82.8 million outstanding under the Reimbursement Agreement, $2.5 million outstanding under the Credit Agreement, and $2.5 million outstanding with financial institutions providing for short-term borrowing capacity, overdraft protection and bonding requirements. We maintain these letters of credit primarily for the benefit of various insurance companies as collateral for retrospective premiums and retained losses which could become payable under terms of the underlying insurance contracts and compliance with contractual obligations. These letters of credit expire annually at various times during the year and are typically renewed. As of March 31, 2024, no amounts had been drawn under the letters of credit.
Our outstanding long-term debt at March 31, 2024 was $1.2 billion and consisted of $483 million of our 2028 Notes, $345 million of our 2029 Notes, $400 million of our 2033 Notes and $14.7 million of our Equipment Loans. We were in compliance with all covenants under the associated agreements and indentures at March 31, 2024.
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
A portion of our capital expenditures can be adjusted and managed by us to match market demand and activity levels. For the second quarter, we expect total capital expenditures of approximately $180 million.
We anticipate $59.3 million of expenditures for the remainder of 2024 related to various contractual obligations such as certain commitments to purchase proppants and lease liabilities.
The majority of these expenditures are expected to be used for normal, recurring items necessary to support our business.

During the three months ended March 31, 2024, our sources of cash flow included:
•$366 million from operating activities, and
•$2.4 million in proceeds from the disposal of property and equipment.
During the three months ended March 31, 2024, our uses of cash flow included:
•$227 million to make capital expenditures for the betterment and refurbishment of drilling services and completion services equipment and, to a much lesser extent, equipment for our other businesses, to acquire and procure equipment to support our drilling services, completion services, drilling products, and other operations,
•$97.8 million for repurchases of our common stock,
•$32.6 million to pay dividends on our common stock, and
•$27.2 million for finance lease payments.
We paid cash dividends during the three months ended March 31, 2024 as follows:

	Per Share	Total
		(in thousands)
Paid on March 15, 2024	$0.08	$32,553
On May 1, 2024, our Board of Directors approved a cash dividend on our common stock in the amount of $0.08 per share to be paid on June 17, 2024 to holders of record as of June 3, 2024. The amount and timing of all future dividend payments, if any, are subject to the discretion of the Board of Directors and will depend upon business conditions, results of operations, financial condition, terms of our debt agreements and other factors. Our Board of Directors may, without advance notice, reduce or suspend our dividend to improve our financial flexibility and position our company for long-term success. There can be no assurance that we will pay a dividend in the future.
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
In September 2013, our Board of Directors approved a stock buyback program. In February 2024, our Board of Directors approved an increase of the authorization under the stock buyback program to allow for an aggregate of $1.0 billion of future share repurchases. All purchases executed to date have been through open market transactions. Purchases under the buyback program are made at management’s discretion, at prevailing prices, subject to market conditions and other factors. Purchases may be made at any time without prior notice. There is no expiration date associated with the buyback program. As of March 31, 2024, we had remaining authorization to purchase approximately $945 million of our outstanding common stock under the stock buyback program. Shares of stock purchased under the buyback program are held as treasury shares.
Treasury stock acquisitions during the three months ended March 31, 2024 were as follows (dollars in thousands):

	Shares	Cost
Treasury shares at beginning of period	105,580,011	$1,657,675
Purchases pursuant to stock buyback program	8,354,902	94,352
Acquisitions pursuant to long-term incentive plans (1)	395,813	4,261
Treasury shares at end of period	114,330,726	$1,756,288
(1)We withheld 395,813 shares during the first quarter of 2024 with respect to employees’ tax withholding obligations upon the vesting of restricted stock units. These shares were acquired at fair market value. These acquisitions were made pursuant to the terms of the Patterson-UTI Energy, Inc. 2021 Long-Term Incentive Plan, as amended, the NexTier Oilfield Solutions Inc. Equity and Incentive Award Plan and the NexTier Oilfield Solutions Inc. (Former C&J Energy) Management Incentive Plan and not pursuant to the stock buyback program.
Commitments — As of March 31, 2024, we had commitments to purchase major equipment totaling approximately $158 million. Our completion services segment has entered into agreements to purchase minimum quantities of proppants from certain vendors. As of March 31, 2024, the remaining minimum obligation under these agreements was approximately $31.8 million, of which approximately $25.9 million, $4.0 million, and $2.0 million relate to the remainder of 2024, 2025 and 2026, respectively.
See Note 10 of Notes to unaudited condensed consolidated financial statements for additional information on our current commitments and contingencies as of March 31, 2024.
Operating lease liabilities totaled $54.1 million and finance lease liabilities totaled $33.3 million as of March 31, 2024.
Trading and Investing — We have not engaged in trading activities that include high-risk securities, such as derivatives and non-exchange traded contracts. We invest cash primarily in highly liquid, short-term investments such as overnight deposits and money market accounts.
Non-GAAP Financial Measures
Adjusted EBITDA
Adjusted earnings before interest, taxes, depreciation and amortization (“Adjusted EBITDA”) is not defined by accounting principles generally accepted in the United States of America (“GAAP”). We define Adjusted EBITDA as net income plus income tax expense, net interest expense, depreciation, depletion, amortization and impairment expense and merger and integration expense. We present Adjusted EBITDA as a supplemental disclosure because we believe it provides to both management and investors additional information with respect to the performance of our fundamental business activities and a comparison of the results of our operations from period to period and against our peers without regard to our financing methods or capital structure. We exclude the items listed above from net income in arriving at Adjusted EBITDA because these amounts can vary substantially from company to company within our industry depending upon accounting methods and book values of assets, capital structures and the method by which the assets were acquired. Adjusted EBITDA should not be construed as an alternative to the GAAP measure of net income. Our computations of Adjusted EBITDA may not be the same as similarly titled measures of other companies. Set forth below is a reconciliation of the non-GAAP financial measure of Adjusted EBITDA to the GAAP financial measure of net income.

	Three Months Ended
	March 31,	December 31,	March 31,
	2024	2023	2023

	(in thousands)
Net income	$51,706	$61,938	$99,678
Income tax expense	19,997	31,332	20,185
Net interest expense	16,146	17,142	7,586
Depreciation, depletion, amortization and impairment	274,956	278,787	128,180
Merger and integration expense	12,233	19,949	—
Adjusted EBITDA	$375,038	$409,148	$255,629

Adjusted Gross Profit
We define “Adjusted gross profit” as revenues less direct operating costs (excluding depreciation, depletion, amortization and impairment expense). Adjusted gross profit is included as a supplemental disclosure because it is a useful indicator of our operating performance.

	Drilling Services	Completion Services	Drilling Products	Other

	(in thousands)
For the three months ended March 31, 2024
Revenues	$457,573	$944,997	$89,973	$17,817
Less direct operating costs	(271,737)	(745,594)	(48,630)	(11,178)
Less depreciation, depletion, amortization and impairment	(92,345)	(148,680)	(27,182)	(5,411)
GAAP gross profit	93,491	50,723	14,161	1,228
Depreciation, depletion, amortization and impairment	92,345	148,680	27,182	5,411
Adjusted gross profit	$185,836	$199,403	$41,343	$6,639

For the three months ended December 31, 2023
Revenues	$463,598	$1,014,357	$88,109	$18,253
Less direct operating costs	(276,439)	(782,482)	(49,484)	(10,712)
Less depreciation, depletion, amortization and impairment	(91,951)	(147,891)	(31,392)	(6,291)
GAAP gross profit	95,208	83,984	7,233	1,250
Depreciation, depletion, amortization and impairment	91,951	147,891	31,392	6,291
Adjusted gross profit	$187,159	$231,875	$38,625	$7,541

For the three months ended March 31, 2023
Revenues	$477,727	$293,268	$—	$20,807
Less direct operating costs	(281,261)	(220,116)	—	(11,282)
Less depreciation, depletion, amortization and impairment	(91,293)	(26,025)	—	(7,323)
GAAP gross profit	105,173	47,127	—	2,202
Depreciation, depletion, amortization and impairment	91,293	26,025	—	7,323
Adjusted gross profit	$196,466	$73,152	$—	$9,525
Critical Accounting Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from such estimates. There have been no material changes to our critical accounting estimates previously disclosed in Item 7 of our Annual Report.
Recently Issued Accounting Standards
See Note 1 of Notes to unaudited condensed consolidated financial statements for a discussion of the impact of recently issued accounting standards.

Volatility of Oil and Natural Gas Prices and its Impact on Operations and Financial Condition
Our revenues, profitability and cash flows are highly dependent upon prevailing prices for oil and natural gas and expectations about future prices. The current demand for equipment and services remains dependent on macro conditions, including commodity prices, geopolitical environment, inflationary pressures, economic conditions in the United States and elsewhere, as well as customer consolidation and focus by exploration and production companies and service companies on capital returns. Commodity price volatility in the second quarter of 2023 resulted in a decline in industry activity; commodity prices subsequently increased during the third quarter before declining in the fourth quarter of 2023. Oil prices increased during the first quarter of 2024, while natural gas prices declined significantly. Oil prices averaged $77.50 per barrel in the first quarter of 2024, as compared to $78.53 per barrel in the fourth quarter of 2023. Natural gas prices (based on the Henry Hub Spot Market Price) averaged $2.31 per MMBtu in the first quarter of 2024 as compared to an average of $2.74 per MMBtu in the fourth quarter of 2023.
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

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk
We may be exposed to certain market risks arising from the use of financial instruments in the ordinary course of business. For quantitative and qualitative disclosures about market risk, see Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in our Annual Report. There have been no material changes in our exposure to market risk.
As of March 31, 2024, we would have had exposure to interest rate market risk associated with any outstanding borrowings and letters of credit that we had under the Credit Agreement and amounts owed under the Reimbursement Agreement.
Loans under the Credit Agreement bear interest by reference, at our election, to the SOFR rate (subject to a 0.10% per annum adjustment) or base rate, in each case subject to a 0% floor. The applicable margin on SOFR rate loans varies from 1.00% to 2.00% and the applicable margin on base rate loans varies from 0.00% to 1.00%, in each case determined based on our credit rating. As of March 31, 2024, the applicable margin on SOFR rate loans was 1.75% and the applicable margin on base rate loans was 0.75%. A letter of credit fee is payable by us equal to the applicable margin for SOFR rate loans times the daily amount available to be drawn under outstanding letters of credit. The commitment fee rate payable to the lenders varies from 0.10% to 0.30% based on our credit rating. As of March 31, 2024, we had $2.5 million in letters of credit outstanding under the Credit Agreement and, as a result, had available borrowing capacity of approximately $548 million at that date.
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
Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10‑Q. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of March 31, 2024.
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
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
The table below sets forth the information with respect to purchases of our common stock made by us during the quarter ended March 31, 2024.

Period Covered	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (in thousands) (2)
January 2024	2,838,969	$10.59	2,450,804	$179,784
February 2024	2,203,997	$11.11	2,199,317	$988,576
March 2024	3,707,749	$11.88	3,704,781	$944,550
Total	8,750,715		8,354,902
(1)We withheld 395,813 shares during the first quarter of 2024 with respect to employees’ tax withholding obligations upon the vesting of restricted stock units. These shares were acquired at fair market value. These acquisitions were made pursuant to the terms of the Patterson-UTI Energy, Inc. 2021 Long-Term Incentive Plan, as amended, the NexTier Oilfield Solutions Inc. Equity and Incentive Award Plan and the NexTier Oilfield Solutions Inc. (Former C&J Energy) Management Incentive Plan, and not pursuant to the stock buyback program.
(2)In September 2013, our Board of Directors approved a stock buyback program. In February 2024, our Board of Directors approved an increase of the authorization under the stock buyback program to allow for an aggregate of $1.0 billion of future share repurchases. All purchases executed to date have been through open market transactions. Purchases under the buyback program are made at management’s discretion, at prevailing prices, subject to market conditions and other factors. Purchases may be made at any time without prior notice. There is no expiration date associated with the buyback program.
ITEM 5. Other Information
(c)During the three months ended March 31, 2024, certain of our officers and directors listed below adopted or terminated trading arrangements for the sale of shares of our common stock in amounts and prices determined in accordance with a formula set forth in each such plan:

				Plans		Number of Shares to be Sold
Name and Title		Action	Date	Rule 10b5-1	Non-Rule 10b5-1		Expiration
Robert Drummond, Jr.,	Director	Adoption	March 19, 2024	X		1,250,000	March 20, 2026

ITEM 6. Exhibits
The following exhibits are filed herewith or incorporated by reference, as indicated:

3.1	Restated Certificate of Incorporation (filed September 1, 2023 as Exhibit 3.3 to our Current Report on Form 8-K and incorporated herein by reference).

3.2	Amended and Restated Bylaws of Patterson-UTI Energy, Inc., effective June 14, 2023 (filed June 15, 2023 as Exhibit 3.1 to our Current Report on Form 8-K and incorporated herein by reference).

10.1*
Commitment Increase Agreement, dated April 5, 2024, by and among Patterson-UTI Energy, Inc., Citibank, N.A., HSBC Bank USA, National Association, Wells Fargo Bank, N.A., as administrative agent, letter of credit issuer and swing line lender and the other letter of credit issuers party thereto.

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page from our Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, has been formatted in Inline XBRL.

*	filed herewith.
**	furnished herewith.
+	management contact or compensatory plan.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PATTERSON-UTI ENERGY, INC.

	By:	/s/ C. Andrew Smith
C. Andrew Smith
Executive Vice President and
Chief Financial Officer
(Principal Financial and Accounting Officer and Duly Authorized Officer)

Date: May 6, 2024