Form 10-Q
period 2024-06-30
PATTERSON UTI ENERGY INC
filed 2024-07-29
CIK 889900

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________
Form 10-Q
______________________

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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
393,049,805 shares of common stock, $0.01 par value, as of July 24, 2024.

PATTERSON-UTI ENERGY, INC. AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION
ITEM 1. Financial Statements
The following unaudited condensed consolidated financial statements include all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented.
PATTERSON-UTI ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands, except share data)

	June 30, 2024	December 31, 2023
ASSETS
Current assets:
Cash, cash equivalents and restricted cash	$75,036	$192,680
Accounts receivable, net of allowance for credit losses of $14,279 and $3,490 at June 30, 2024 and December 31, 2023, respectively	866,931	971,091
Inventory	172,405	180,805
Other current assets	165,003	141,122
Total current assets	1,279,375	1,485,698
Property and equipment, net	3,236,056	3,340,412
Operating lease right of use asset	48,769	47,599
Finance lease right of use asset	29,858	63,228
Goodwill	1,377,448	1,379,741
Intangible assets, net	992,189	1,051,697
Deposits on equipment purchases	37,067	28,305
Other assets	21,569	19,424
Deferred tax assets, net	—	3,927
Total assets	$7,022,331	$7,420,031
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$476,460	$534,420
Accrued liabilities	329,226	446,268
Operating lease liability	13,608	13,541
Finance lease liability	19,312	43,980
Current maturities of long-term debt	12,591	12,226
Total current liabilities	851,197	1,050,435
Long-term operating lease liability	38,137	37,848
Long-term finance lease liability	10,848	12,953
Long-term debt, net of debt discount and issuance costs of $8,275 and $8,919 at June 30, 2024 and December 31, 2023, respectively	1,219,156	1,224,941
Deferred tax liabilities, net	280,432	248,107
Other liabilities	14,047	25,066
Total liabilities	2,413,817	2,599,350
Commitments and contingencies (see Note 10)
Stockholders’ equity:
Preferred stock, par value $0.01; authorized 1,000,000 shares, no shares issued	—	—
Common stock, par value $0.01; authorized 800,000,000 shares with 520,504,043 and 516,775,313 issued and 393,955,237 and 411,195,302 outstanding at June 30, 2024 and December 31, 2023, respectively	5,205	5,166
Additional paid-in capital	6,430,119	6,407,294
Retained earnings	54,209	57,035
Accumulated other comprehensive income (loss)	(648)	472
Treasury stock, at cost, 126,548,806 and 105,580,011 shares at June 30, 2024 and December 31, 2023, respectively	(1,889,775)	(1,657,675)
Total stockholders’ equity attributable to controlling interests	4,599,110	4,812,292
Noncontrolling interest	9,404	8,389
Total equity	4,608,514	4,820,681
Total liabilities and stockholders’ equity	$7,022,331	$7,420,031
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PATTERSON-UTI ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Operating revenues:
Drilling Services	$440,289	$489,659	$897,862	$967,386
Completion Services	805,373	250,241	1,750,370	543,509
Drilling Products	86,054	—	176,027	—
Other	16,478	18,985	34,295	39,792
Total operating revenues	1,348,194	758,885	2,858,554	1,550,687
Operating costs and expenses:
Drilling Services	261,497	281,573	533,234	562,834
Completion Services	653,240	196,473	1,398,834	416,589
Drilling Products	46,147	—	94,777	—
Other	10,280	10,039	21,458	21,321
Depreciation, depletion, amortization and impairment	267,638	126,814	542,594	254,994
Selling, general and administrative	64,578	33,257	129,562	63,823
Credit loss expense	(273)	—	4,958	—
Merger and integration expense	10,645	7,940	22,878	7,940
Other operating income, net	(10,786)	(1,793)	(21,968)	(7,359)
Total operating costs and expenses	1,302,966	654,303	2,726,327	1,320,142
Operating income	45,228	104,582	132,227	230,545

Other income (expense):
Interest income	1,867	1,212	4,056	2,452
Interest expense, net of amount capitalized	(17,913)	(9,738)	(36,248)	(18,564)
Other income	224	2,323	1,074	3,809
Total other expense	(15,822)	(6,203)	(31,118)	(12,303)

Income before income taxes	29,406	98,379	101,109	218,242

Income tax expense	17,785	13,765	37,782	33,950

Net income	11,621	84,614	63,327	184,292

Net income attributable to noncontrolling interest	544	—	1,015	—

Net income attributable to common stockholders	$11,077	$84,614	$62,312	$184,292

Net income attributable to common stockholder per common share:
Basic	$0.03	$0.41	$0.15	$0.88
Diluted	$0.03	$0.40	$0.15	$0.87

Weighted average number of common shares outstanding:
Basic	399,558	207,839	403,870	209,952
Diluted	399,558	208,984	403,870	211,188
Cash dividends per common share	$0.08	$0.08	$0.16	$0.16
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PATTERSON-UTI ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited, in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net income	$11,621	$84,614	$63,327	$184,292
Other comprehensive income (loss):
Foreign currency translation adjustment, net of taxes of $0 for all periods	(127)	—	(1,120)	—
Comprehensive income	11,494	84,614	62,207	184,292
Less: comprehensive income attributable to noncontrolling interest	544	—	1,015	—
Comprehensive income attributable to common stockholders	$10,950	$84,614	$61,192	$184,292

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PATTERSON-UTI ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(unaudited, in thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Noncontrolling Interest	Total
	Number of Shares	Amount
Balance, December 31, 2023	516,775	$5,166	$6,407,294	$57,035	$472	$(1,657,675)	$8,389	$4,820,681
Net income	—	—	—	51,235	—	—	471	51,706
Foreign currency translation adjustment	—	—	—	—	(993)	—	—	(993)
Vesting of restricted stock units	1,363	14	(14)	—	—	—	—	—
Stock-based compensation	—	—	12,051	—	—	—	—	12,051
Payment of cash dividends ($0.08 per share)	—	—	—	(32,553)	—	—	—	(32,553)
Dividend equivalents	—	—	—	(422)	—	—	—	(422)
Purchase of treasury stock	—	—	—	—	—	(98,613)	—	(98,613)
Balance, March 31, 2024	518,138	$5,180	$6,419,331	$75,295	$(521)	$(1,756,288)	$8,860	$4,751,857
Net income	—	—	—	11,077	—	—	544	11,621
Foreign currency translation adjustment	—	—	—	—	(127)	—	—	(127)
Issuance of restricted stock	719	8	(8)	—	—	—	—	—
Vesting of restricted stock units	1,647	17	(17)	—	—	—	—	—
Stock-based compensation	—	—	10,813	—	—	—	—	10,813
Payment of cash dividends ($0.08 per share)	—	—	—	(31,815)	—	—	—	(31,815)
Dividend equivalents	—	—	—	(348)	—	—	—	(348)
Purchase of treasury stock	—	—	—	—	—	(133,487)	—	(133,487)
Balance, June 30, 2024	520,504	$5,205	$6,430,119	$54,209	$(648)	$(1,889,775)	$9,404	$4,608,514

	Common Stock		Additional Paid-in Capital	Retained (Deficit) Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Noncontrolling Interest	Total
	Number of Shares	Amount
Balance, December 31, 2022	302,326	$3,023	$3,202,973	$(87,394)	$—	$(1,453,079)	$—	$1,665,523
Net income	—	—	—	99,678	—	—	—	99,678
Vesting of restricted stock units	89	1	(1)	—	—	—	—	—
Stock-based compensation	—	—	(758)	—	—	—	—	(758)
Payment of cash dividends ($0.08 per share)	—	—	—	(16,916)	—	—	—	(16,916)
Dividend equivalents	—	—	—	(263)	—	—	—	(263)
Purchase of treasury stock	—	—	—	—	—	(74,307)	—	(74,307)
Balance, March 31, 2023	302,415	$3,024	$3,202,214	$(4,895)	$—	$(1,527,386)	$—	$1,672,957
Net income	—	—	—	84,614	—	—	—	84,614
Issuance of restricted stock	1,001	10	(10)	—	—	—	—	—
Vesting of restricted stock units	1,512	15	(15)	—	—	—	—	—
Stock-based compensation	—	—	6,738	—	—	—	—	6,738
Payment of cash dividends ($0.08 per share)	—	—	—	(16,591)	—	—	—	(16,591)
Dividend equivalents	—	—	—	(229)	—	—	—	(229)
Purchase of treasury stock	—	—	—	—	—	(27,320)	—	(27,320)
Balance, June 30, 2023	304,928	$3,049	$3,208,927	$62,899	$—	$(1,554,706)	$—	$1,720,169

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PATTERSON-UTI ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities:
Net income	$63,327	$184,292
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion, amortization and impairment	542,594	254,994
Deferred income tax expense	36,252	29,080
Stock-based compensation	22,864	5,980
Net gain on asset disposals	(6,689)	(1,374)
Credit loss expense	4,958	—
Other	1,129	(216)
Changes in operating assets and liabilities:
Accounts receivable	101,645	74,471
Inventory	(9,779)	(12,302)
Other current assets	(22,164)	(24,284)
Other assets	15,999	3,525
Accounts payable	(45,696)	(4,214)
Accrued liabilities	(121,347)	(106,546)
Other liabilities	(19,680)	(6,200)
Net cash provided by operating activities	563,413	397,206

Cash flows from investing activities:
Purchases of property and equipment	(357,449)	(249,995)
Proceeds from disposal of assets	9,321	7,792
Other	(1,376)	(9)
Net cash used in investing activities	(349,504)	(242,212)

Cash flows from financing activities:
Purchases of treasury stock	(230,202)	(100,915)
Dividends paid	(64,368)	(33,507)
Payments of finance leases	(31,905)	—
Other	(6,063)	(7,837)
Net cash used in financing activities	(332,538)	(142,259)
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	985	—
Net (decrease) increase in cash, cash equivalents and restricted cash	(117,644)	12,735
Cash, cash equivalents and restricted cash at beginning of period	192,680	137,553
Cash, cash equivalents and restricted cash at end of period	$75,036	$150,288

Supplemental disclosure of cash flow information:
Net cash paid during the period for:
Interest, net of capitalized interest of $527 in 2024 and $836 in 2023	$(34,341)	$(17,512)
Income taxes	(12,741)	(17,666)
Non-cash investing and financing activities:
Net (decrease) increase in payables for purchases of property and equipment	$(12,161)	$12,720
Net increase in deposits on equipment purchases	(8,762)	(1,171)
Purchases of property and equipment through exchange of lease right of use asset	26,133	—
Derecognition of right of use asset	(31,179)	—

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
The unaudited interim condensed consolidated financial statements have been prepared by us pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been omitted pursuant to such rules and regulations, although we believe the disclosures included either on the face of the financial statements or herein are sufficient to make the information presented not misleading. In the opinion of management, all recurring adjustments considered necessary for a fair statement of the information in conformity with GAAP have been included. The unaudited condensed consolidated balance sheet as of December 31, 2023, as presented herein, was derived from our audited consolidated balance sheet but does not include all disclosures required by GAAP. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 (our “Annual Report”). The results of operations for the three and six months ended June 30, 2024 are not necessarily indicative of the results to be expected for the full year.
There have been no material changes to our critical accounting policies from those disclosed in our Annual Report.
Restricted cash — Restricted cash includes amounts restricted as cash collateral for the issuance of standby letters of credit.
The following table provides a reconciliation of cash and restricted cash reported within the unaudited condensed consolidated balance sheets that sum to the total of such amounts shown in the unaudited condensed statements of cash flows for the six months ended June 30, 2024 and 2023:

	Six Months Ended June 30,
	2024	2023
Cash and cash equivalents	$72,444	$150,288
Restricted cash	2,592	—
Total cash, cash equivalents and restricted cash	$75,036	$150,288
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

2. Business Combinations
Ulterra Drilling Technologies, L.P.
On August 14, 2023, we completed our acquisition (the “Ulterra acquisition”) of Ulterra Drilling Technologies, L.P. (“Ulterra”). Total consideration for the acquisition included the issuance of 34.9 million shares of our common stock and payment of approximately $373 million of cash (after purchase price adjustments), which based on the closing price of our common stock of $14.94 on August 14, 2023, valued the transaction at closing at approximately $895 million.
The total fair value of the consideration transferred was determined as follows (in thousands, except stock price):

Shares of our common stock issued to Ulterra	34,900
Our common stock price on August 14, 2023	$14.94
Common stock equity consideration	$521,406
Plus net cash consideration (1)	373,447
Total consideration transferred	$894,853

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

The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition:

Assets acquired:
Cash and cash equivalents	$18,426
Accounts receivable	68,467
Inventory (1)	36,313
Rental equipment (2)	109,055
Property and equipment	27,583
Intangible assets	313,000
Operating lease right of use asset	7,513
Finance lease right of use asset	5,228
Other assets	15,989
Total assets acquired	601,574

Liabilities assumed:
Accounts payable	23,258
Accrued liabilities	33,323
Operating lease liability	7,513
Finance lease liability	5,228
Deferred tax liabilities	83,993
Total liabilities assumed	153,315
Less: noncontrolling interest	(8,729)
Net assets acquired	439,530
Goodwill	455,323
Total consideration transferred	$894,853

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
We do not have any significant contract asset balances. Contract liabilities include prepayments received from customers prior to the requested services being completed. Also included in contract liabilities are payments received from customers for reactivation or initial mobilization of newly constructed or upgraded rigs that were moved on location to the initial well site. These payments are allocated to the overall performance obligation and amortized over the initial term of the contract. Total contract liability balances were $14.4 million and $103 million as of June 30, 2024 and December 31, 2023, respectively. We recognized $95.1 million of revenue in the six months ended June 30, 2024 that was included in the contract liability balance at the beginning of the period. Revenue related to our contract liabilities balance is expected to be recognized through 2025. The $14.1 million current portion of our contract liability balance is included in “Accrued liabilities” and $0.3 million noncurrent portion of our contract liability balance is included in “Other liabilities” in our unaudited condensed consolidated balance sheets.
Contract Costs
Costs incurred for newly constructed rigs or rig upgrades based on a contract with a customer are considered capital improvements and are capitalized to drilling equipment and depreciated over the estimated useful life of the asset.
Remaining Performance Obligations
We maintain a backlog of commitments for contract drilling services under term contracts, which we define as contracts with a duration of six months or more. Our contract drilling backlog in the United States as of June 30, 2024 was approximately $433 million. Approximately 6% of our total contract drilling backlog in the United States at June 30, 2024 is reasonably expected to remain at June 30, 2025. We generally calculate our backlog by multiplying the dayrate under our term drilling contracts by the number of days remaining under the contract. The calculation does not include any revenues related to fees for other services such as for mobilization, other than initial mobilization, demobilization and customer reimbursables, nor does it include potential reductions in rates for unscheduled standby or during periods in which the rig is moving or incurring maintenance and repair time in excess of what is permitted under the drilling contract. For contracts that contain variable dayrate pricing, our backlog calculation uses the dayrate in effect for periods where the dayrate is fixed, and, for periods that remain subject to variable pricing, uses commodity pricing or other related indices in effect at June 30, 2024. In addition, our term drilling contracts are generally subject to termination by the customer on short notice and provide for an early termination payment to us in the event that the contract is terminated by the customer. For contracts on which we have received notice for the rig to be placed on standby, our backlog calculation uses the standby rate for the period over which we expect to receive the standby rate. For contracts on which we have received an early termination notice, our backlog calculation includes the early termination rate, instead of the dayrate, for the period over which we expect to receive the lower rate. Please see “Our current backlog of contract drilling revenue may decline and may not ultimately be realized, as fixed-term contracts may in certain instances be terminated without an early termination payment” included in Item 1A of our Annual Report.
4. Inventory
Inventory consisted of the following at June 30, 2024 and December 31, 2023 (in thousands):

	June 30, 2024	December 31, 2023
Raw materials and supplies	$131,134	$141,311
Work-in-process	7,079	7,437
Finished goods	34,192	32,057
Inventory	$172,405	$180,805

5. Other Current Assets
Other current assets consisted of the following at June 30, 2024 and December 31, 2023 (in thousands):

	June 30, 2024	December 31, 2023
Federal and state income taxes receivable	$35,731	$26,949
Workers’ compensation receivable	33,025	31,006
Prepaid expenses	50,390	46,394
Other	45,857	36,773
Other current assets	$165,003	$141,122
6. Property and Equipment
Property and equipment consisted of the following at June 30, 2024 and December 31, 2023 (in thousands):

	June 30, 2024	December 31, 2023
Equipment	$8,716,210	$8,506,727
Oil and natural gas properties	243,515	238,337
Buildings	256,137	248,693
Rental equipment	126,819	119,653
Land	38,661	38,811
Total property and equipment	9,381,342	9,152,221
Less accumulated depreciation, depletion, amortization and impairment	(6,145,286)	(5,811,809)
Property and equipment, net	$3,236,056	$3,340,412
Depreciation and depletion expense on property and equipment of approximately $216 million and $123 million was recorded in the three months ended June 30, 2024 and 2023, respectively. Depreciation and depletion expense on property and equipment of approximately $460 million and $249 million was recorded in the six months ended June 30, 2024 and 2023, respectively.
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
7. Goodwill and Intangible Assets
Goodwill — Goodwill by reportable segment as of June 30, 2024 and changes for the six months then ended are as follows (in thousands):

	Completion Services	Drilling Products	Total
Balance at January 1, 2024	$922,125	$457,616	$1,379,741
Measurement period adjustment	—	(2,293)	(2,293)
Balance at June 30, 2024	$922,125	$455,323	$1,377,448
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
Goodwill Impairment Assessment
During the second quarter of 2024, we lowered our expectations with respect to near-term future activity levels in certain of our operating segments. This decline was deemed a triggering event that warranted a quantitative assessment for goodwill impairment.
We estimated the fair value of the drilling products and the completion services reporting units using the income approach. Under this approach, we used a discounted cash flow model, which utilizes present values of cash flows to estimate fair value. Forecasted cash flows reflected known market conditions in the second quarter of 2024 and management’s anticipated business outlook for each reporting unit. Future cash flows were projected based on estimates of revenue, gross profit, selling, general and administrative expense, changes in working capital, and capital expenditures. The terminal period used within the discounted cash flow model for each reporting unit consisted of a 1% growth estimate. Future cash flows were then discounted using a market-participant, risk-adjusted weighted average cost of capital of 11% for the drilling products reporting unit and 12% for the completion services reporting unit.
The forecast for the drilling products reporting unit assumes continued growth domestically as well as in international markets. Geopolitical instability in regions in which we expect to maintain and grow market share, a global decrease in the demand of drilling products, or other unforeseen macroeconomic considerations could negatively impact the key assumptions used in our goodwill assessment for our drilling products reporting unit.
The forecast for the completion services reporting unit assumes lower activity in 2024 compared to 2023 exit levels and increases in activity of 7% to 9% beginning in 2025 through 2027, which was based on rig count forecasts in the second quarter and estimated market share. A sustained decrease in oil prices and rig count could negatively affect the key assumptions used in our goodwill assessment for completion services.
We estimated the fair value of the cementing services reporting unit using a market approach. The market approach was based on trading multiples of companies comparable to the cementing services reporting unit.
Based on the results of the goodwill impairment tests, the fair values of the drilling products, completion services, and cementing services reporting units exceeded their carrying values by approximately 10%, 9%, and 77%, respectively. Accordingly, no impairment was recorded for any of the reporting units.
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
Intangible Assets — The following table presents the gross carrying amount and accumulated amortization of our intangible assets as of June 30, 2024 and December 31, 2023 (in thousands):

	June 30, 2024			December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$784,874	$(60,745)	$724,129	$786,715	$(25,563)	$761,152
Developed technology	202,772	(36,498)	166,274	202,772	(16,435)	186,337
Trade name	101,000	(8,406)	92,594	101,000	(3,406)	97,594
Other	11,020	(1,828)	9,192	7,345	(731)	6,614
Intangible assets, net	$1,099,666	$(107,477)	$992,189	$1,097,832	$(46,135)	$1,051,697
Amortization expense on intangible assets of approximately $30.9 million and $0.4 million was recorded for the three months ended June 30, 2024 and 2023, respectively. Amortization expense on intangible assets of approximately $61.3 million and $0.7 million was recorded for the six months ended June 30, 2024 and 2023, respectively.

8. Accrued Liabilities
Accrued liabilities consisted of the following at June 30, 2024 and December 31, 2023 (in thousands):

	June 30, 2024	December 31, 2023
Salaries, wages, payroll taxes and benefits	$103,581	$129,982
Workers’ compensation liability	74,716	67,396
Property, sales, use and other taxes	64,895	62,194
Insurance, other than workers’ compensation	11,068	11,524
Accrued interest payable	17,980	19,172
Deferred revenue	14,052	98,914
Federal and state income taxes payable	—	3,437
Accrued merger and integration expense	5,468	15,113
Other	37,466	38,536
Accrued liabilities	$329,226	$446,268
9. Long-Term Debt
Long-term debt consisted of the following at June 30, 2024 and December 31, 2023 (in thousands):

	June 30, 2024	December 31, 2023
3.95% Senior Notes Due 2028	$482,505	$482,505
5.15% Senior Notes Due 2029	344,895	344,895
7.15% Senior Notes Due 2033	400,000	400,000
Equipment Loans Due 2025	12,622	18,686
	1,240,022	1,246,086
Less deferred financing costs and discounts	(8,275)	(8,919)
Less current portion	(12,591)	(12,226)
Total	$1,219,156	$1,224,941

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
The Credit Agreement is a committed senior unsecured revolving credit facility that permits aggregate borrowings of up to $615 million, including a letter of credit facility that, at any time outstanding, is limited to $100 million and a swing line facility that, at any time outstanding, is limited to the lesser of $50.0 million and the amount of the swing line provider’s unused commitment.
Loans under the Credit Agreement bear interest by reference, at our election, to the SOFR rate (subject to a 0.10% per annum adjustment) or base rate, in each case subject to a 0% floor. The applicable margin on SOFR rate loans varies from 1.00% to 2.00% and the applicable margin on base rate loans varies from 0.00% to 1.00%, in each case determined based on our credit rating. As of June 30, 2024, the applicable margin on SOFR rate loans was 1.75% and the applicable margin on base rate loans was 0.75%. A letter of credit fee is payable by us equal to the applicable margin for SOFR rate loans times the daily amount available to be drawn under outstanding letters of credit. The commitment fee rate payable to the lenders varies from 0.10% to 0.30% based on our credit rating.

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
The Credit Agreement contains representations, warranties, affirmative and negative covenants and events of default and associated remedies that we believe are customary for agreements of this nature, including certain restrictions on our ability and the ability of each of our subsidiaries to grant liens and on the ability of each of our non-guarantor subsidiaries to incur debt. If our credit rating is below investment grade at both Moody’s and S&P, we will become subject to a restricted payment covenant, which would generally require us to have a Pro Forma Debt Service Coverage Ratio (as defined in the Credit Agreement) greater than or equal to 1.50 to 1.00 immediately before and immediately after making any restricted payment. Restricted payments include, among other things, dividend payments, repurchases of our common stock, distributions to holders of our common stock or any other payment or other distribution to third parties on account of our or our subsidiaries’ equity interests. Our credit rating is currently investment grade at both credit rating agencies. The Credit Agreement also requires that our total debt to capitalization ratio, expressed as a percentage, not exceed 50% as of the last day of each fiscal quarter. The Credit Agreement generally defines the total debt to capitalization ratio as the ratio of (a) total borrowed money indebtedness to (b) the sum of such indebtedness plus consolidated net worth, with consolidated net worth determined as of the end of the most recently ended fiscal quarter. We were in compliance with these covenants at June 30, 2024.
As of June 30, 2024, we had no borrowings outstanding under our revolving credit facility. We had $2.3 million in letters of credit outstanding under the Credit Agreement at June 30, 2024 and, as a result, had available borrowing capacity of approximately $613 million at that date.
2015 Reimbursement Agreement — On March 16, 2015, we entered into a Reimbursement Agreement (the “Reimbursement Agreement”) with The Bank of Nova Scotia (“Scotiabank”), pursuant to which we may from time to time request that Scotiabank issue an unspecified amount of letters of credit. As of June 30, 2024, we had $43.8 million in letters of credit outstanding under the Reimbursement Agreement.
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
Equipment Loans — As part of the NexTier merger, we assumed the obligations of NexTier Completions Solutions Inc. (“NCS”) under a Master Loan and Security Agreement (as amended, the “Master Agreement”) with Caterpillar Financial Services Corporation. The Master Agreement allows NCS to enter into secured equipment financing term loans from time to time (the “Equipment Loans”). The Equipment Loans may be drawn in multiple tranches, with each loan evidenced by a separate promissory note. The Master Agreement and the Equipment Loans contain customary affirmative and negative covenants, including limitations on further encumbrance of the collateral other than the applicable loans under the Master Agreement. We were in compliance with these covenants at June 30, 2024. The Equipment Loans bear interest at a rate of 5.25% per annum, and we pay interest on the 1st of each month. The Equipment Loans will mature on June 1, 2025.
Presented below is a schedule of the principal repayment requirements of long-term debt by fiscal year as of June 30, 2024 (in thousands):

Year ending December 31,
2024	$6,226
2025	6,396
2026	—
2027	—
2028	482,505
2029	344,895
Thereafter	400,000
Total	$1,240,022
10. Commitments and Contingencies
As of June 30, 2024, we maintained letters of credit in the aggregate amount of $48.0 million primarily for the benefit of various insurance companies as collateral for retrospective premiums and retained losses that could become payable under the terms of the underlying insurance contracts and compliance with contractual obligations. These letters of credit expire annually at various times during the year and are typically renewed. As of June 30, 2024, no amounts had been drawn under the letters of credit. As of June 30, 2024, we had $35 million in surety bond exposure issued as financial assurance on an insurance agreement.
As of June 30, 2024, we had commitments to purchase major equipment totaling approximately $154 million.
Our completion services segment has entered into agreements to purchase minimum quantities of proppants from certain vendors. As of June 30, 2024, the remaining minimum obligation under these agreements was approximately $25.8 million, of which approximately $16.9 million, $6.5 million, and $2.4 million relate to the remainder of 2024, 2025 and 2026, respectively.
We are party to various legal proceedings arising in the normal course of our business. We do not believe that the outcome of these proceedings, either individually or in the aggregate, will have a material adverse effect on our financial condition, cash flows or results of operations.
11. Stockholders’ Equity
Cash Dividend — On July 24, 2024, our Board of Directors approved a cash dividend on our common stock in the amount of $0.08 per share to be paid on September 16, 2024 to holders of record as of September 3, 2024. The amount and timing of all future dividend payments, if any, are subject to the discretion of the Board of Directors and will depend upon business conditions, results of operations, financial condition, terms of our debt agreements and other factors. Our Board of Directors may, without advance notice, reduce or suspend our dividend to improve our financial flexibility and position our company for long-term success. There can be no assurance that we will pay a dividend in the future.
Share Repurchases and Acquisitions — In September 2013, our Board of Directors approved a stock buyback program. In February 2024, our Board of Directors approved an increase of the authorization under the stock buyback program to allow for an aggregate of $1.0 billion of future share repurchases. All purchases executed to date have been through open market transactions. Purchases under the buyback program are made at management’s discretion, at prevailing prices, subject to market conditions and other factors. Purchases may be made at any time without prior notice. There is no expiration date associated with the buyback program. As of June 30, 2024, we had remaining authorization to purchase approximately $819 million of our outstanding common stock under the stock buyback program. Shares of stock purchased under the buyback program are held as treasury shares.
Treasury stock acquisitions during the six months ended June 30, 2024 were as follows (dollars in thousands):

	Shares	Cost
Treasury shares at January 1, 2024	105,580,011	$1,657,675
Purchases pursuant to stock buyback program	19,821,972	219,614
Acquisitions pursuant to long-term incentive plans	1,146,823	12,486
Treasury shares at June 30, 2024	126,548,806	$1,889,775
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
The Patterson-UTI Energy, Inc. 2021 Long-Term Incentive Plan (the “2021 Plan”) was originally approved by our stockholders on June 3, 2021. Subject to stockholder approval, our Board of Directors approved an amendment to the 2021 Plan to increase the number of shares available for issuance under the 2021 Plan by 5.445 million shares (the “First Amendment”). On June 8, 2023, our stockholders approved the First Amendment. On September 1, 2023, in connection with the NexTier merger, our Board of Directors approved a second amendment to the 2021 Plan (the “Second Amendment,”) to assume approximately 10.0 million shares previously reserved for issuance under the NexTier Oilfield Solutions Inc. Equity and Incentive Award Plan (the “NexTier Plan”). Subject to stockholder approval, our Board of Directors approved an amendment to the 2021 Plan to, among other things, increase the number of shares available for issuance under the 2021 Plan by 20 million shares and eliminate the remaining share reserve of approximately 10 million shares available under the 2021 Plan that was assumed from the NexTier Plan (the “Third Amendment” and the 2021 Plan, as amended through the Third Amendment, the “Plan”). On June 6, 2024, our stockholders approved the Third Amendment.

Following the Third Amendment, the aggregate number of shares of Common Stock authorized for grant under the 2021 Plan is approximately 38.9 million.
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
Stock Options — We estimate the grant date fair values of stock options using the Black-Scholes-Merton valuation model. Volatility assumptions are based on the historic volatility of our common stock over the most recent period equal to the expected term of the options as of the date such options are granted. The expected term assumptions are based on our experience with respect to employee stock option activity. Dividend yield assumptions are based on the expected dividends at the time the options are granted. The risk-free interest rate assumptions are determined by reference to United States Treasury yields. No options were granted during the six months ended June 30, 2024 or 2023.
Stock option activity from January 1, 2024 to June 30, 2024 follows:

	Underlying Shares	Weighted Average Exercise Price Per Share
Outstanding at January 1, 2024	2,865,223	$23.36
Exercised	—	$—
Expired	(654,825)	$28.87
Outstanding at June 30, 2024	2,210,398	$21.72
Exercisable at June 30, 2024	2,210,398	$21.72
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
Restricted stock unit activity from January 1, 2024 to June 30, 2024 follows:

	Time Based	Performance Based	Weighted Average Grant Date Fair Value Per Share
Non-vested restricted stock units outstanding at January 1, 2024	5,827,668	521,533	$10.60
Granted	3,082,101	—	$10.51
Vested	(3,010,149)	—	$9.05
Forfeited	(47,135)	—	$12.33
Non-vested restricted stock units outstanding at June 30, 2024	5,852,485	521,533	$11.28
As of June 30, 2024, we had unrecognized compensation cost related to our unvested restricted stock units totaling $65.4 million. The weighted-average remaining vesting period for these unvested restricted stock units was 2.16 years as of June 30, 2024.
Restricted Stock Units (Liability Based) — We converted NexTier’s cash-settled performance based units into our cash-settled restricted stock units in connection with the NexTier merger. These awards are accounted for as liability classified awards and remeasured at fair value at each reporting period. Compensation expense is recorded over the vesting period and is initially based on the fair value at the award conversion date. Compensation expense is subsequently remeasured at each reporting date during the vesting period based on the change in our stock price. Dividend cash equivalents are not paid on cash-settled units. As of June 30, 2024, $4.3 million is included in “Accrued liabilities” in our unaudited condensed consolidated balance sheets for these awards.
Performance Unit Awards — We have granted share-settled performance unit awards to certain employees (the “Performance Units”) on an annual basis since 2010. The Performance Units provide for the recipients to receive shares of common stock upon the achievement of certain performance goals during a specified period established by the Compensation Committee. The performance period for the Performance Units is generally the three-year period commencing on April 1 of the year of grant, except as described below for the Performance Units granted in May 2024.

The performance goals for the Performance Units are tied to our total shareholder return for the performance period as compared to total shareholder return for a peer group determined by the Compensation Committee. For the performance units granted in April 2022, the peer group includes one market index. The performance goals are considered to be market conditions under the relevant accounting standards and the market conditions were factored into the determination of the fair value of the respective Performance Units. For the Performance Units granted in April 2022 and May 2023, the recipients will receive the target number of shares if our total shareholder return during the performance period, when compared to the peer group, is at the 55th percentile. If our total shareholder return during the performance period, when compared to the peer group, is at the 75th percentile or higher, then the recipients will receive two times the target number of shares. If our total shareholder return during the performance period, when compared to the peer group, is at the 25th percentile, then the recipients will only receive one-half of the target number of shares. If our total shareholder return during the performance period, when compared to the peer group, is between the 25th and 55th percentile, or the 55th and 75th percentile, then the shares to be received by the recipients will be determined using linear interpolation for levels of achievement between these points.

The Performance Units granted in May 2024 are subject to three separate performance periods—a one-year performance period (the “First Performance Period”), a two-year performance period (the “Second Performance Period”) and a three-year performance period (the “Third Performance Period”), each commencing on April 1 of the year of grant. One-third of the total target number of shares subject to the May 2024 Performance Units may become earned in respect of each performance period based on our total shareholder return during such performance period (the target number of shares eligible to vest in the applicable performance period, the “Performance Period Target Amount”). The recipients will earn the Performance Period Target Amount if our total shareholder return during the applicable performance period, when compared to the peer group, is at the 55th percentile. If our total shareholder return during the applicable performance period, when compared to the peer group, is at the 75th percentile or higher, then the recipients will earn two times the Performance Period Target Amount. If our total shareholder return during the applicable performance period, when compared to the peer group, is at the 25th percentile, then the recipients will only earn one-half of the Performance Period Target Amount. If our total shareholder return during the applicable performance period, when compared to the peer group, is between the 25th and 55th percentile, or the 55th and 75th percentile, then the shares to be earned by the recipients will be determined using linear interpolation for levels of achievement between these points. Notwithstanding the foregoing, a number of shares no greater than the Performance Period Target Amount may be earned for each of the First Performance Period and the Second Performance Period, unless our total shareholder return during the Third Performance Period is greater than our total shareholder return for, as applicable, the First Performance Period and/or the Second Performance Period, in which case, the number of shares earned in respect of the First Performance and/or the Second Performance Period, as applicable, will be determined as if our total shareholder return during the Third Performance Period was our total shareholder return during the First Performance Period and/or the Second Performance Period, as applicable. If our total shareholder return during the Third Performance Period is zero or negative, no more than the aggregate target number of shares subject to the May 2024 Performance Units may be earned, regardless of results during the First Performance Period and the Second Performance Period. A full three-year vesting period applies to the Performance Units and no shares will vest and be delivered in respect of the May 2024 Performance Units until after the completion of the Third Performance Period.
The payout under the Performance Units may not exceed the target number of shares if our absolute total shareholder return is negative or zero.
The total target number of shares granted with respect to the Performance Units for the awards granted in 2020-2024 is set forth below:

	2024 Performance Unit Awards	2023 Performance Unit Awards	2022 Performance Unit Awards	2021 Performance Unit Awards	2020 Performance Unit Awards
Target number of shares	875,100	631,700	414,000	843,000	500,500

In May 2023, 1,001,000 shares were issued to settle the 2020 Performance Units. In May 2024, 718,581 shares were issued to settle the 2021 Performance Units. The Performance Units granted in 2022, 2023 and 2024 have not reached the end of their respective performance periods.
Because the Performance Units are share-settled awards, they are accounted for as equity awards and measured at fair value on the date of grant using a Monte Carlo simulation model. The fair value of the Performance Units is set forth below (in thousands):

	2024 Performance Unit Awards	2023 Performance Unit Awards	2022 Performance Unit Awards	2021 Performance Unit Awards	2020 Performance Unit Awards
Aggregate fair value at date of grant	$10,904	$8,440	$10,743	$7,225	$826
These fair value amounts are charged to expense on a straight-line basis over the performance period. Compensation expense associated with the Performance Units is shown below (in thousands):

	2024 Performance Unit Awards	2023 Performance Unit Awards	2022 Performance Unit Awards	2021 Performance Unit Awards	2020 Performance Unit Awards
Three months ended June 30, 2024	$606	$663	$862	N/A	N/A
Three months ended June 30, 2023	N/A	$469	$895	$602	N/A
Six months ended June 30, 2024	$606	$1,327	$1,724	$584	N/A
Six months ended June 30, 2023	N/A	$469	$1,791	$1,204	$69
As of June 30, 2024, we had unrecognized compensation cost related to our unvested Performance Units totaling $17.7 million. The weighted-average remaining vesting period for these unvested Performance Units was 1.54 years as of June 30, 2024.
13. Income Taxes

Our effective income tax rate fluctuates from the U.S. statutory tax rate based on, among other factors, changes in pretax income in jurisdictions with varying statutory tax rates, the impact of U.S. state and local taxes, the realizability of deferred tax assets and other differences related to the recognition of income and expense between GAAP and tax accounting.

Our effective income tax rate for the three months ended June 30, 2024 was 60.5%, compared with 14.0% for the three months ended June 30, 2023. The higher effective income tax rate for the three months ended June 30, 2024 was primarily attributable to the impact of valuation allowances on deferred tax assets between periods, as well as the impact of permanent differences against earnings between periods.

Our effective income tax rate for the six months ended June 30, 2024 was 37.4%, compared with 15.6% for the six months ended June 30, 2023. The higher effective income tax rate for the six months ended June 30, 2024 was primarily attributable to the impact of valuation allowances on deferred tax assets between periods, as well as the impact of permanent differences against earnings between periods.
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

The following table presents information necessary to calculate net income per share for the three and six months ended June 30, 2024 and 2023 as well as potentially dilutive securities excluded from the weighted average number of diluted common shares outstanding because their inclusion would have been anti-dilutive (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
BASIC EPS:
Net income attributable to common stockholders	$11,077	$84,614	$62,312	$184,292
Weighted average number of common shares outstanding, excluding non-vested restricted stock units	399,558	207,839	403,870	209,952
Basic net income per common share	$0.03	$0.41	$0.15	$0.88

DILUTED EPS:
Net income attributable to common stockholders	$11,077	$84,614	$62,312	$184,292
Weighted average number of common shares outstanding, excluding non-vested restricted stock units	399,558	208,984	403,870	211,188
Diluted net income per common share	$0.03	$0.40	$0.15	$0.87
Potentially dilutive securities excluded as anti-dilutive	8,584	6,084	8,584	2,572
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
As a result of the revised reportable segment structure, we have restated the corresponding items of segment information for all periods presented.

The following tables summarize selected financial information relating to our business segments (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenues:
Drilling Services	$459,494	$503,718	$931,440	$992,815
Completion Services	805,373	250,241	1,750,370	543,509
Drilling Products	86,054	—	176,027	—
Other (1)	18,292	20,129	38,234	41,893
Elimination of intercompany revenues – Drilling Services (2)	(19,205)	(14,059)	(33,578)	(25,429)
Elimination of intercompany revenues – Other (2)	(1,814)	(1,144)	(3,939)	(2,101)
Total revenues	$1,348,194	$758,885	$2,858,554	$1,550,687

Segment operating income (3) and reconciliation to income before income taxes:
Drilling Services	$76,112	$113,279	$165,724	$214,585
Completion Services	10,725	25,304	60,354	69,736
Drilling Products	8,639	—	15,139	—
Total segment operating income (3)	95,476	138,583	241,217	284,321
Other	433	(591)	1,421	1,376
Corporate	(50,681)	(33,410)	(110,411)	(55,152)
Interest income	1,867	1,212	4,056	2,452
Interest expense	(17,913)	(9,738)	(36,248)	(18,564)
Other income	224	2,323	1,074	3,809
Income before income taxes	$29,406	$98,379	$101,109	$218,242

Depreciation, depletion, amortization and impairment:
Drilling Services	$98,607	$90,400	$190,952	$181,693
Completion Services	138,693	25,976	287,373	52,001
Drilling Products	23,176	—	50,358	—
Other	5,512	9,304	10,923	16,627
Corporate	1,650	1,134	2,988	4,673
Total depreciation, depletion, amortization and impairment	$267,638	$126,814	$542,594	$254,994

Capital expenditures:
Drilling Services	$58,426	$82,634	$141,219	$171,913
Completion Services	48,728	29,640	172,105	51,065
Drilling Products	13,958	—	29,544	—
Other	9,213	7,192	13,010	12,415
Corporate	183	12,928	1,571	14,602
Total capital expenditures	$130,508	$132,394	$357,449	$249,995

	June 30, 2024	December 31, 2023
Identifiable assets:
Drilling Services	$2,213,263	$2,368,604
Completion Services	3,622,891	3,835,699
Drilling Products	992,453	1,011,870
Other	60,272	59,221
Corporate (4)	133,452	144,637
Total assets	$7,022,331	$7,420,031

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
The estimated fair value of our outstanding debt balances as of June 30, 2024 and December 31, 2023 is set forth below (in thousands):

	June 30, 2024		December 31, 2023
	Carrying Value	Fair Value	Carrying Value	Fair Value
3.95% Senior Notes Due 2028	$482,505	$453,763	$482,505	$450,540
5.15% Senior Notes Due 2029	344,895	334,350	344,895	329,032
7.15% Senior Notes Due 2033	400,000	423,487	400,000	424,946
Equipment Loans Due 2025	12,622	12,649	18,686	18,766
Total debt	$1,240,022	$1,224,249	$1,246,086	$1,223,284
The fair values of the 2028 Notes, the 2029 Notes and the 2033 Notes at June 30, 2024 and December 31, 2023 are based on quoted market prices, which are considered Level 1 fair value estimates in the fair value hierarchy of fair value accounting. The fair value of the Equipment Loans is based on a 5.25% stated rate of interest, which is considered a Level 2 fair value estimate in the fair value hierarchy of fair value accounting.
The implied market rates of interest used to determine the fair value of our outstanding debt balances as of June 30, 2024 and December 31, 2023 are set forth below:

	June 30, 2024	December 31, 2023
3.95% Senior Notes Due 2028	5.81%	5.79%
5.15% Senior Notes Due 2029	5.82%	6.10%
7.15% Senior Notes Due 2033	6.30%	6.28%
Equipment Loans Due 2025	5.82%	5.36%

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
•the ability to realize backlog;
•specialization of methods, equipment and services and new technologies, including the ability to develop and obtain satisfactory returns from new technology and the risk of obsolescence of existing technologies;
•the ability to attract and retain management and field personnel;
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
We have addressed our customers’ needs for drilling horizontal wells in shale and other unconventional resource plays by improving the capabilities of our drilling fleet. The U.S. land rig industry has in recent years referred to certain high specification rigs as “super-spec” rigs, which we consider to be at least a 1,500 horsepower, AC-powered rig that has at least a 750,000-pound hookload, a 7,500-psi circulating system, and is pad-capable. Due to evolving customer preferences, we refer to certain premium rigs as “Tier-1, super spec” rigs, which we consider as being a super-spec rig that also has a third mud pump and raised drawworks that allows for more clearance underneath the rig floor. As of June 30, 2024, our rig fleet included 173 super-spec rigs, of which 131 were Tier-1, super-spec rigs.
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
Recent Developments in Market Conditions and Outlook — Commodity price volatility in the second quarter of 2023 resulted in a decline in industry activity; commodity prices subsequently increased during the third quarter before declining in the fourth quarter of 2023. Oil prices increased during the first quarter of 2024 and moderately fluctuated during the second quarter of 2024. While natural gas prices declined significantly during the first quarter of 2024, natural gas prices increased slightly during the second quarter of 2024. The current demand for equipment and services remains dependent on macro conditions, including commodity prices, geopolitical environment, inflationary pressures, economic conditions in the United States and elsewhere, as well as customer consolidation and focus by exploration and production companies and service companies on capital returns. Oil prices reached a low of $74.27 per barrel and averaged $81.81 per barrel in the second quarter of 2024, as compared to $77.50 per barrel in the first quarter of 2024. Natural gas prices (based on the Henry Hub Spot Market Price) averaged $2.07 per MMBtu in the second quarter of 2024 as compared to an average of $2.31 per MMBtu in the first quarter of 2024.
Our average active rig count in the United States for the second quarter of 2024 was 114 rigs. This was a decrease from our average active rig count for the first quarter of 2024 of 121. We expect our rig count in the United States will average approximately 108 rigs during the third quarter of 2024. Term contracts help support our operating rig count. Based on contracts in place in the United States as of July 24, 2024, we expect an average of 63 rigs operating under term contracts during the third quarter of 2024 and an average of 39 rigs operating under term contracts during the four quarters ending June 30, 2025.
We maintain a backlog of commitments for contract drilling services under term contracts, which we define as contracts with a duration of six months or more. Our contract drilling backlog in the United States as of June 30, 2024 was approximately $433 million. Approximately 6% of our total contract drilling backlog in the United States at June 30, 2024 is reasonably expected to remain at June 30, 2025. See Note 3 of Notes to unaudited condensed consolidated financial statements for additional information on backlog.

In our Completion Services segment, we expect to see fewer schedule gaps in the third quarter compared to the second quarter of 2024, although we do still expect elevated schedule gaps compared to normal operations. Activity in West Texas is expected to be steady, with segment gains coming from higher activity in natural gas basins compared to the second quarter.

In our Drilling Products segment, we expect a modest increase in international activities in the third quarter of 2024, as well as a seasonal recovery in Canada after the spring breakup. Revenue in the United States is expected to decline slightly due to a lower industry rig count.

We believe we can deliver capital efficient growth over the near-term beyond our expected recovery in the rig count, including through wellsite integration and power distribution.

For the third quarter of 2024, we expect total capital expenditures of approximately $219 million.
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
On August 14, 2023, we completed our acquisition (the “Ulterra acquisition”) of Ulterra Drilling Technologies, L.P. (“Ulterra”). Total consideration for the acquisition included the issuance of 34.9 million shares of our common stock and payment of approximately $373 million of cash (after purchase price adjustments), which based on the closing price of our common stock of $14.94 on August 14, 2023, valued the transaction at closing at approximately $895 million. Ulterra is a global provider of specialized drill bit solutions.
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
As of June 30, 2024, we had no borrowings outstanding under our revolving credit facility. We had $2.3 million in letters of credit outstanding under the Credit Agreement at June 30, 2024 and, as a result, had available borrowing capacity of approximately $613 million at that date.
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
For the three months ended June 30, 2024 and March 31, 2024 and the six months ended June 30, 2024 and 2023 our operating revenues consisted of the following (dollars in thousands):

	Three Months Ended				Six Months Ended
	June 30,		March 31,		June 30,		June 30,
	2024		2024		2024		2023
Drilling Services	$440,289	32.7%	$457,573	30.3%	$897,862	31.4%	$967,386	62.4%
Completion Services	805,373	59.7%	944,997	62.6%	1,750,370	61.2%	543,509	35.0%
Drilling Products	86,054	6.4%	89,973	6.0%	176,027	6.2%	—	0.0%
Other	16,478	1.2%	17,817	1.1%	34,295	1.2%	39,792	2.6%
	$1,348,194	100.0%	$1,510,360	100.0%	$2,858,554	100.0%	$1,550,687	100.0%
Results of Operations
Effective as of the third quarter of 2023, we revised our reportable segments to align with certain changes in how our Chief Operating Decision Maker (“CODM”) manages and allocates resources to our business as a result of the Ulterra acquisition and NexTier merger. We now have the following reportable business segments: (i) drilling services, (ii) completion services and (iii) drilling products. Accordingly, we recast our results of operations for the six months ended June 30, 2023 to align with our revised reportable segments.
The following tables summarize results of operations by business segment for the three months ended June 30, 2024 and March 31, 2024:

	Three Months Ended
	June 30,	March 31,	% Change
Drilling Services (1)	2024	2024	Sequential

	(dollars in thousands)
Revenues	$440,289	$457,573	(3.8)%
Direct operating costs	261,497	271,737	(3.8)%
Adjusted gross profit (2)	178,792	185,836	(3.8)%
Selling, general and administrative	4,073	3,879	5.0%
Depreciation, amortization and impairment	98,607	92,345	6.8%
Operating income	$76,112	$89,612	(15.1)%
Capital expenditures	$58,426	$82,793	(29.4)%

Operating days – U.S. (3)	10,388	11,024	(5.8)%
Average revenue per operating day – U.S. (3)	$36.43	$35.68	2.1%
Average direct operating costs per operating day – U.S. (3)	$20.23	$19.51	3.7%
Average adjusted gross profit per operating day – U.S. (3)	$16.19	$16.17	0.2%
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

Total revenues and direct operating costs decreased primarily due to a decrease in operating days in our contract drilling business within the United States. Average revenue and average direct operating costs per operating day were relatively flat between sequential quarters.
Capital expenditures decreased primarily due to the timing of order placement and spending on committed deliveries that more heavily impacted the first quarter of 2024.

	Three Months Ended
	June 30,	March 31,	% Change
Completion Services (1)	2024	2024	Sequential

	(dollars in thousands)
Revenues	$805,373	$944,997	(14.8)%
Direct operating costs	653,240	745,594	(12.4)%
Adjusted gross profit (2)	152,133	199,403	(23.7)%
Selling, general and administrative	10,637	10,964	(3.0)%
Depreciation, amortization and impairment	138,693	148,680	(6.7)%
Other operating income, net	(7,922)	(9,870)	(19.7)%
Operating income	$10,725	$49,629	(78.4)%
Capital expenditures	$48,728	$123,377	(60.5)%
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
Completion services revenues and direct operating costs decreased primarily due to lower activity.
Capital expenditures decreased due to the timing of order placement and spending on committed deliveries that more heavily impacted the first quarter of 2024.

	Three Months Ended
	June 30,	March 31,	% Change
Drilling Products	2024	2024	Sequential

	(dollars in thousands)
Revenues	$86,054	$89,973	(4.4)%
Direct operating costs	46,147	48,630	(5.1)%
Adjusted gross profit (1)	39,907	41,343	(3.5)%
Selling, general and administrative	8,092	7,661	5.6%
Depreciation, amortization and impairment	23,176	27,182	(14.7)%
Operating income	$8,639	$6,500	32.9%
Capital expenditures	$13,958	$15,586	(10.4)%
(1)Adjusted gross profit is defined as revenues less direct operating costs (excluding depreciation, amortization and impairment expense). See Non-GAAP Financial Measures below for a reconciliation of GAAP gross profit to adjusted gross profit by segment.
Revenues and direct operating costs were relatively flat between sequential quarters.
Direct operating costs and depreciation, amortization and impairment were approximately $1.5 million and $3.2 million higher than they would have otherwise been for the three months ended June 30, 2024, respectively, as a result of the step up to fair value of our drill bits in accordance with purchase accounting. For the three months ended March 31, 2024, direct operating costs and depreciation, amortization and impairment were approximately $2.2 million and $5.8 million higher, respectively, as a result of the step up to fair value of our drill bits.

	Three Months Ended
	June 30,	March 31,	% Change
Other	2024	2024	Sequential

	(dollars in thousands)
Revenues	$16,478	$17,817	(7.5)%
Direct operating costs	10,280	11,178	(8.0)%
Adjusted gross profit (1)	6,198	6,639	(6.6)%
Selling, general and administrative	253	240	5.4%
Depreciation, depletion, amortization and impairment	5,512	5,411	1.9%
Operating income	$433	$988	(56.2)%
Capital expenditures	$9,213	$3,797	142.6%
(1)Adjusted gross profit is defined as revenues less direct operating costs (excluding depreciation, depletion, amortization and impairment expense). See Non-GAAP Financial Measures below for a reconciliation of GAAP gross profit to adjusted gross profit by segment.
Revenue and direct operating costs decreased due to a lower volume of services provided by our oilfield rentals business.
Capital expenditures increased primarily related to incremental spending in our oilfield rentals business.

	Three Months Ended
	June 30,	March 31,	% Change
Corporate	2024	2024	Sequential

	(dollars in thousands)
Selling, general and administrative	$41,523	$42,240	(1.7)%
Merger and integration expense	$10,645	$12,233	(13.0)%
Depreciation	$1,650	$1,338	23.3%
Other operating income, net	$(2,864)	$(1,312)	118.3%
Credit loss expense	$(273)	$5,231	NA
Interest income	$1,867	$2,189	(14.7)%
Interest expense, net of amount capitalized	$(17,913)	$(18,335)	(2.3)%
Other income	$224	$850	(73.6)%
Capital expenditures	$183	$1,388	(86.8)%
Corporate activities were relatively flat between sequential quarters.

Results of Operations
The following tables summarize results of operations by business segment for the six months ended June 30, 2024 and June 30, 2023:

	Six Months Ended
	June 30,	June 30,
Drilling Services (1)	2024	2023	% Change

	(dollars in thousands)
Revenues	$897,862	$967,386	(7.2%)
Direct operating costs	533,234	562,834	(5.3%)
Adjusted gross margin (2)	364,628	404,552	(9.9%)
Selling, general and administrative	7,952	8,240	(3.5%)
Depreciation, amortization and impairment	190,952	181,693	5.1%
Other operating expenses, net	—	34	(100.0%)
Operating income	$165,724	$214,585	(22.8%)
Capital expenditures	$141,219	$171,913	(17.9%)

Operating days - U.S. (3)	21,412	23,420	(8.6%)
Average revenue per operating day - U.S. (3)	$36.04	$35.35	2.0%
Average direct operating costs per operating day - U.S. (3)	$19.86	$18.96	4.8%
Average adjusted gross margin per operating day - U.S. (3)	$16.18	$16.39	(1.3%)
(1)Drilling services segment represents our contract drilling, directional drilling, oilfield technology and electrical controls and automation businesses.
(2)Adjusted gross margin is defined as revenues less direct operating costs (excluding depreciation, amortization and impairment expense). See Non-GAAP Financial Measures below for a reconciliation of GAAP gross margin to adjusted gross margin by segment.
(3)Operational data relates to our contract drilling business. A rig is considered to be operating if it is earning revenue pursuant to a contract on a given day.
Total revenues and direct operating costs decreased primarily due to a decrease in operating days in our contract drilling business within the United States. Average revenue and direct operating costs per operating day were relatively flat between sequential quarters.
Capital expenditures decreased primarily due to reduced investment in our ancillary drilling services not included within our contract drilling business.

	Six Months Ended
	June 30,	June 30,
Completion Services (1)	2024	2023	% Change

	(dollars in thousands)
Revenues	$1,750,370	$543,509	222.0%
Direct operating costs	1,398,834	416,589	235.8%
Adjusted gross margin (2)	351,536	126,920	177.0%
Selling, general and administrative	21,601	5,183	316.8%
Depreciation, amortization and impairment	287,373	52,001	452.6%
Other operating income, net	(17,792)	—	NA
Operating income	$60,354	$69,736	(13.5)%
Capital expenditures	$172,105	$51,065	237.0%
(1)Completion services represents the combination of well completion business from the NexTier merger and our legacy pressure pumping business.
(2)Adjusted gross margin is defined as revenues less direct operating costs (excluding depreciation, amortization and impairment expense). See Non-GAAP Financial Measures below for a reconciliation of GAAP gross margin to adjusted gross margin by segment.

The changes for the six months ended June 30, 2024 as compared to June 30, 2023 can be primarily attributed to the NexTier merger, which closed on September 1, 2023. The NexTier merger had a material impact on our reported results of operations. The results for the six months ended June 30, 2024 represent the combination of the well completion business from the NexTier merger and our legacy pressure pumping business. Due to the full integration of our legacy pressure pumping business into the NexTier legal entity in the first quarter of 2024, we are unable to provide a meaningful year-over-year comparison excluding the impact of the NexTier merger.

	Six Months Ended
	June 30,	June 30,
Drilling Products	2024	2023	% Change

	(dollars in thousands)
Revenues	$176,027	$—	NA
Direct operating costs	94,777	—	NA
Adjusted gross margin (1)	81,250	—	NA
Selling, general and administrative	15,753	—	NA
Depreciation, amortization and impairment	50,358	—	NA
Operating income	$15,139	$—	NA
Capital expenditures	$29,544	$—	NA
(1)Adjusted gross margin is defined as revenues less direct operating costs (excluding depreciation, amortization and impairment expense). See Non-GAAP Financial Measures below for a reconciliation of GAAP gross margin to adjusted gross margin by segment.
The results of our drilling products segment reflect the operations of our Ulterra acquisition, which closed on August 14, 2023. As such, there were no comparable results for the six months ended June 30, 2023.
Direct operating costs and depreciation, amortization and impairment were approximately $3.8 million and $9.1 million higher than they would have otherwise been for the six months ended June 30, 2024, respectively, as a result of the step up to fair value of our drill bits in accordance with purchase accounting.

	Six Months Ended
	June 30,	June 30,
Other	2024	2023	% Change

	(dollars in thousands)
Revenues	$34,295	$39,792	(13.8)%
Direct operating costs	21,458	21,321	0.6%
Adjusted gross margin (1)	12,837	18,471	(30.5)%
Selling, general and administrative	493	468	5.3%
Depreciation, depletion, amortization and impairment	10,923	16,627	(34.3%)
Operating income	$1,421	$1,376	3.3%
Capital expenditures	$13,010	$12,415	4.8%
(1)Adjusted gross margin is defined as revenues less direct operating costs (excluding depreciation, depletion, amortization and impairment expense). See Non-GAAP Financial Measures below for a reconciliation of GAAP gross margin to adjusted gross margin by segment.
Revenue decreased due to a lower volume of services provided by our oilfield rentals business.
Depreciation, depletion, amortization and impairment decreased primarily due to a $5.8 million impairment recorded in our oil and natural gas business during the six months ended June 30, 2023.

	Six Months Ended
	June 30,	June 30,
Corporate	2024	2023	% Change

	(dollars in thousands)
Selling, general and administrative	$83,763	$49,932	67.8%
Merger and integration expense	$22,878	$7,940	188.1%
Depreciation	$2,988	$4,673	(36.1%)
Credit loss expense	$4,958	$—	NA
Other operating income, net	$(4,176)	$(7,393)	(43.5)%
Interest income	$4,056	$2,452	65.4%
Interest expense	$(36,248)	$(18,564)	95.3%
Other income	$1,074	$3,809	(71.8)%
Capital expenditures	$1,571	$14,602	(89.2%)
Selling, general and administrative expense increased primarily due to the reorganization of acquired Ulterra and NexTier support personnel to corporate following the NexTier merger and the Ulterra acquisition.
Merger and integration expense increased due to the NexTier merger and the Ulterra acquisition. The increase was primarily attributable to compensation associated with severance and retention payments.
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
Our effective income tax rate for the three months ended June 30, 2024 was 60.5%, compared with 27.9% for the three months ended March 31, 2024. The higher effective income tax rate for the six months ended June 30, 2024 was primarily attributable to the impact of valuation allowances on deferred tax assets between periods, as well as the impact of permanent differences against earnings between periods.
Our effective income tax rate for the six months ended June 30, 2024 was 37.4%, compared with 15.6% for the six months ended June 30, 2023. The higher effective income tax rate for the six months ended June 30, 2024 was primarily attributable to the impact of valuation allowances on deferred tax assets between periods, as well as the impact of permanent differences against earnings between periods.
We continue to monitor income tax developments in the United States and other countries where we have legal entities. We will incorporate into our future financial statements the impacts, if any, of future regulations and additional authoritative guidance when finalized.
Liquidity and Capital Resources
Our primary sources of liquidity are cash and cash equivalents, availability under our revolving credit facility and cash provided by operating activities. As of June 30, 2024, we had approximately $428 million in working capital, including $75 million of cash and cash equivalents, and approximately $613 million available under our revolving credit facility.
As part of the NexTier merger, we assumed the obligations of NexTier Completions Solutions Inc. (“NCS”) under a Master Loan and Security Agreement (as amended, the “Master Agreement”) with Caterpillar Financial Services Corporation. The Master Agreement allows NCS to enter into secured equipment financing term loans from time to time (the “Equipment Loans”). The

Equipment Loans may be drawn in multiple tranches, with each loan evidenced by a separate promissory note. The Master Agreement and the Equipment Loans contain customary affirmative and negative covenants, including limitations on further encumbrance of the collateral other than the applicable loans under the Master Agreement. We were in compliance with these covenants at June 30, 2024. The Equipment Loans bear interest at a rate of 5.25% per annum, and we pay interest on the 1st of each month. The Equipment Loans will mature on June 1, 2025.
On April 5, 2024, we entered into the Commitment Increase Agreement, which increased the commitments under our Credit Agreement to $615 million. The maturity date for $567 million of such commitments is March 27, 2026; and the maturity date for $48.3 million of such commitments is March 27, 2025.
The Credit Agreement is a committed senior unsecured revolving credit facility that permits aggregate borrowings of up to $615 million, including a letter of credit facility that, at any time outstanding, is limited to $100 million and a swing line facility that, at any time outstanding, is limited to the lesser of $50.0 million and the amount of the swing line provider’s unused commitment.
Loans under the Credit Agreement bear interest by reference, at our election, to the SOFR rate (subject to a 0.10% per annum adjustment) or base rate, in each case subject to a 0% floor. The applicable margin on SOFR rate loans varies from 1.00% to 2.00% and the applicable margin on base rate loans varies from 0.00% to 1.00%, in each case determined based on our credit rating. As of June 30, 2024, the applicable margin on SOFR rate loans was 1.75% and the applicable margin on base rate loans was 0.75%. A letter of credit fee is payable by us equal to the applicable margin for SOFR rate loans times the daily amount available to be drawn under outstanding letters of credit. The commitment fee rate payable to the lenders varies from 0.10% to 0.30% based on our credit rating.
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
The Credit Agreement contains representations, warranties, affirmative and negative covenants and events of default and associated remedies that we believe are customary for agreements of this nature, including certain restrictions on our ability and the ability of each of our subsidiaries to grant liens and on the ability of each of our non-guarantor subsidiaries to incur debt. If our credit rating is below investment grade at both Moody’s and S&P, we will become subject to a restricted payment covenant, which would generally require us to have a Pro Forma Debt Service Coverage Ratio (as defined in the Credit Agreement) greater than or equal to 1.50 to 1.00 immediately before and immediately after making any restricted payment. Restricted payments include, among other things, dividend payments, repurchases of our common stock, distributions to holders of our common stock or any other payment or other distribution to third parties on account of our or our subsidiaries’ equity interests. Our credit rating is currently investment grade at both credit rating agencies. The Credit Agreement also requires that our total debt to capitalization ratio, expressed as a percentage, not exceed 50% as of the last day of each fiscal quarter. The Credit Agreement generally defines the total debt to capitalization ratio as the ratio of (a) total borrowed money indebtedness to (b) the sum of such indebtedness plus consolidated net worth, with consolidated net worth determined as of the end of the most recently ended fiscal quarter. We were in compliance with these covenants at June 30, 2024.
On March 16, 2015, we entered into a Reimbursement Agreement (the “Reimbursement Agreement”) with The Bank of Nova Scotia (“Scotiabank”), pursuant to which we may from time to time request that Scotiabank issue an unspecified amount of letters of credit. As of June 30, 2024, we had $43.8 million in letters of credit outstanding under the Reimbursement Agreement.
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
We had $48.0 million of outstanding letters of credit at June 30, 2024, which was comprised of $43.8 million outstanding under the Reimbursement Agreement, $2.3 million outstanding under the Credit Agreement, and $1.9 million outstanding with financial institutions providing for short-term borrowing capacity, overdraft protection and bonding requirements. We maintain these letters of credit primarily for the benefit of various insurance companies as collateral for retrospective premiums and retained losses which could become payable under terms of the underlying insurance contracts and compliance with contractual obligations. These letters of credit expire annually at various times during the year and are typically renewed. As of June 30, 2024, no amounts had been drawn under the letters of credit. As of June 30, 2024, we had $35 million in surety bond exposure issued as financial assurance on an insurance agreement.
Our outstanding long-term debt at June 30, 2024 was $1.2 billion and consisted of $483 million of our 2028 Notes, $345 million of our 2029 Notes, $400 million of our 2033 Notes and $12.6 million of our Equipment Loans. We were in compliance with all covenants under the associated agreements and indentures at June 30, 2024.
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
A portion of our capital expenditures can be adjusted and managed by us to match market demand and activity levels. For the third quarter, we expect total capital expenditures of approximately $219 million.
We anticipate $41.1 million of expenditures for the remainder of 2024 related to various contractual obligations such as certain commitments to purchase proppants and lease liabilities.
The majority of these expenditures are expected to be used for normal, recurring items necessary to support our business.
During the six months ended June 30, 2024, our sources of cash flow included:
•$563 million from operating activities, and
•$9.3 million in proceeds from the disposal of property and equipment.
During the six months ended June 30, 2024, our uses of cash flow included:
•$357 million to make capital expenditures for the betterment and refurbishment of drilling services and completion services equipment and, to a much lesser extent, equipment for our other businesses, to acquire and procure equipment to support our drilling services, completion services, drilling products, and other operations,
•$230 million for repurchases of our common stock,
•$64.4 million to pay dividends on our common stock, and
•$31.9 million for finance lease payments.

We paid cash dividends during the six months ended June 30, 2024 as follows:

	Per Share	Total
		(in thousands)
Paid on March 15, 2024	$0.08	$32,553
Paid on June 17, 2024	$0.08	$31,815
	$0.16	$64,368
On July 24, 2024, our Board of Directors approved a cash dividend on our common stock in the amount of $0.08 per share to be paid on September 16, 2024 to holders of record as of September 3, 2024. The amount and timing of all future dividend payments, if any, are subject to the discretion of the Board of Directors and will depend upon business conditions, results of operations, financial condition, terms of our debt agreements and other factors. Our Board of Directors may, without advance notice, reduce or suspend our dividend to improve our financial flexibility and position our company for long-term success. There can be no assurance that we will pay a dividend in the future.
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
In September 2013, our Board of Directors approved a stock buyback program. In February 2024, our Board of Directors approved an increase of the authorization under the stock buyback program to allow for an aggregate of $1.0 billion of future share repurchases. All purchases executed to date have been through open market transactions. Purchases under the buyback program are made at management’s discretion, at prevailing prices, subject to market conditions and other factors. Purchases may be made at any time without prior notice. There is no expiration date associated with the buyback program. As of June 30, 2024, we had remaining authorization to purchase approximately $819 million of our outstanding common stock under the stock buyback program. Shares of stock purchased under the buyback program are held as treasury shares.
Treasury stock acquisitions during the six months ended June 30, 2024 were as follows (dollars in thousands):

	Shares	Cost
Treasury shares at beginning of period	105,580,011	$1,657,675
Purchases pursuant to stock buyback program	19,821,972	219,614
Acquisitions pursuant to long-term incentive plans (1)	1,146,823	12,486
Treasury shares at end of period	126,548,806	$1,889,775
(1)We withheld 1,146,823 shares during the six months ended June 30, 2024 with respect to employees’ tax withholding obligations upon the vesting of restricted stock units. These shares were acquired at fair market value. These acquisitions were made pursuant to the terms of the Patterson-UTI Energy, Inc. 2021 Long-Term Incentive Plan, as amended, the NexTier Oilfield Solutions Inc. Equity and Incentive Award Plan and the NexTier Oilfield Solutions Inc. (Former C&J Energy) Management Incentive Plan and not pursuant to the stock buyback program.
Commitments — As of June 30, 2024, we had commitments to purchase major equipment totaling approximately $154 million. Our completion services segment has entered into agreements to purchase minimum quantities of proppants from certain vendors. As of June 30, 2024, the remaining minimum obligation under these agreements was approximately $25.8 million, of which approximately $16.9 million, $6.5 million, and $2.4 million relate to the remainder of 2024, 2025 and 2026, respectively.
See Note 10 of Notes to unaudited condensed consolidated financial statements for additional information on our current commitments and contingencies as of June 30, 2024.
Operating lease liabilities totaled $51.7 million and finance lease liabilities totaled $30.2 million as of June 30, 2024.
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

	Three Months Ended		Six Months Ended
	June 30,	March 31,	June 30,
	2024	2024	2024	2023

	(in thousands)
Net income	$11,621	$51,706	$63,327	$184,292
Income tax expense	17,785	19,997	37,782	33,950
Net interest expense	16,046	16,146	32,192	16,112
Depreciation, depletion, amortization and impairment	267,638	274,956	542,594	254,994
Merger and integration expense	10,645	12,233	22,878	7,940
Adjusted EBITDA	$323,735	$375,038	$698,773	$497,288

Adjusted Gross Profit
We define “Adjusted gross profit” as revenues less direct operating costs (excluding depreciation, depletion, amortization and impairment expense). Adjusted gross profit is included as a supplemental disclosure because it is a useful indicator of our operating performance.

	Drilling Services	Completion Services	Drilling Products	Other
	(in thousands)
For the three months ended June 30, 2024
Revenues	$440,289	$805,373	$86,054	$16,478
Less direct operating costs	(261,497)	(653,240)	(46,147)	(10,280)
Less depreciation, depletion, amortization and impairment	(98,607)	(138,693)	(23,176)	(5,512)
GAAP gross profit	80,185	13,440	16,731	686
Depreciation, depletion, amortization and impairment	98,607	138,693	23,176	5,512
Adjusted gross profit	$178,792	$152,133	$39,907	$6,198

For the three months ended March 31, 2024
Revenues	$457,573	$944,997	$89,973	$17,817
Less direct operating costs	(271,737)	(745,594)	(48,630)	(11,178)
Less depreciation, depletion, amortization and impairment	(92,345)	(148,680)	(27,182)	(5,411)
GAAP gross profit	93,491	50,723	14,161	1,228
Depreciation, depletion, amortization and impairment	92,345	148,680	27,182	5,411
Adjusted gross profit	$185,836	$199,403	$41,343	$6,639

For the six months ended June 30, 2024
Revenues	$897,862	$1,750,370	$176,027	$34,295
Less direct operating costs	(533,234)	(1,398,834)	(94,777)	(21,458)
Less depreciation, depletion, amortization and impairment	(190,952)	(287,373)	(50,358)	(10,923)
GAAP gross margin	173,676	64,163	30,892	1,914
Depreciation, depletion, amortization and impairment	190,952	287,373	50,358	10,923
Adjusted gross margin	$364,628	$351,536	$81,250	$12,837

For the six months ended June 30, 2023
Revenues	$967,386	$543,509	$—	$39,792
Less direct operating costs	(562,834)	(416,589)	—	(21,321)
Less depreciation, depletion, amortization and impairment	(181,693)	(52,001)	—	(16,627)
GAAP gross profit	222,859	74,919	—	1,844
Depreciation, depletion, amortization and impairment	181,693	52,001	—	16,627
Adjusted gross profit	$404,552	$126,920	$—	$18,471
Critical Accounting Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from such estimates. There have been no material changes to our critical accounting estimates previously disclosed in Item 7 of our Annual Report, except as follows:
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
During the second quarter of 2024, we lowered our expectations with respect to near-term future activity levels in certain of our operating segments. This decline was deemed a triggering event that warranted a quantitative assessment for goodwill impairment.
We estimated the fair value of the drilling products and the completion services reporting units using the income approach. Under this approach, we used a discounted cash flow model, which utilizes present values of cash flows to estimate fair value. Forecasted cash flows considered known market conditions in the second quarter of 2024, and management's anticipated business outlook for each reporting unit. Future cash flows were projected based on estimates of revenue, gross profit, selling, general and administrative expense, changes in working capital, and capital expenditures. The terminal period used within the discounted cash flow model for each reporting unit consisted of a 1% growth estimate. Future cash flows were then discounted using a market-participant, risk-adjusted weighted average cost of capital of 11% for the drilling products reporting unit and 12% for the completion services reporting unit.
The forecast for the drilling products reporting unit assumes continued growth domestically as well as in international markets. Geopolitical instability in regions in which we expect to maintain and grow market share, a global decrease in the demand of drilling products, or other unforeseen macroeconomic considerations could negatively impact the key assumptions used in our goodwill assessment for our drilling products reporting unit.
The forecast for the completion services reporting unit assumes lower activity in 2024 compared to 2023 exit levels and increases in activity of 7% to 9% beginning in 2025 through 2027, which was based on rig count forecasts in the second quarter and estimated market share. A sustained decrease in oil prices and rig count could negatively affect the key assumptions used in our goodwill assessment for completion services.
Based on the results of the goodwill impairment tests, the fair values of the drilling products, completion services, and cementing services reporting units exceeded their carrying values by approximately 10%, 9%, and 77%, respectively. Accordingly, no impairment was recorded for any of the reporting units.
Assuming all changes are isolated, a decrease of 100 bps in our long-term revenue growth rate for our drilling products and completion services reporting unit would reduce our estimated fair values by approximately 5%, while a 100 bps increase to our discount rate would reduce our estimated fair values by approximately 8%, respectively.
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

Volatility of Oil and Natural Gas Prices and its Impact on Operations and Financial Condition
Our revenues, profitability and cash flows are highly dependent upon prevailing prices for oil and natural gas and expectations about future prices. The current demand for equipment and services remains dependent on macro conditions, including commodity prices, geopolitical environment, inflationary pressures, economic conditions in the United States and elsewhere, as well as customer consolidation and focus by exploration and production companies and service companies on capital returns. Commodity price volatility in the second quarter of 2023 resulted in a decline in industry activity; commodity prices subsequently increased during the third quarter before declining in the fourth quarter of 2023. Oil prices increased during the first quarter of 2024 and moderately fluctuated during the second quarter of 2024. While natural gas prices declined significantly during the first quarter of 2024, natural gas prices increased slightly during the second quarter of 2024. Oil prices averaged $81.81 per barrel the second quarter of 2024, as compared to $77.50 per barrel in the first quarter of 2024. Natural gas prices (based on the Henry Hub Spot Market Price) averaged $2.07 per MMBtu in the second quarter of 2024 as compared to an average of $2.31 per MMBtu in the first quarter of 2024.
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
As of June 30, 2024, we would have had exposure to interest rate market risk associated with any outstanding borrowings and letters of credit that we had under the Credit Agreement and amounts owed under the Reimbursement Agreement.
Loans under the Credit Agreement bear interest by reference, at our election, to the SOFR rate (subject to a 0.10% per annum adjustment) or base rate, in each case subject to a 0% floor. The applicable margin on SOFR rate loans varies from 1.00% to 2.00% and the applicable margin on base rate loans varies from 0.00% to 1.00%, in each case determined based on our credit rating. As of June 30, 2024, the applicable margin on SOFR rate loans was 1.75% and the applicable margin on base rate loans was 0.75%. A letter of credit fee is payable by us equal to the applicable margin for SOFR rate loans times the daily amount available to be drawn under outstanding letters of credit. The commitment fee rate payable to the lenders varies from 0.10% to 0.30% based on our credit rating. As of June 30, 2024, we had $2.3 million in letters of credit outstanding under the Credit Agreement and, as a result, had available borrowing capacity of approximately $613 million at that date.
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
Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10‑Q. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of June 30, 2024.
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
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
The table below sets forth the information with respect to purchases of our common stock made by us during the quarter ended June 30, 2024.

Period Covered	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (in thousands) (2)
April 2024	2,499,102	$11.65	2,327,968	$917,433
May 2024	5,439,894	$11.08	5,090,167	$861,056
June 2024	4,279,084	$10.31	4,048,935	$819,288
Total	12,218,080		11,467,070
(1)We withheld 751,010 shares during the second quarter of 2024 with respect to employees’ tax withholding obligations upon the vesting of restricted stock units. These shares were acquired at fair market value. These acquisitions were made pursuant to the terms of the Patterson-UTI Energy, Inc. 2021 Long-Term Incentive Plan, as amended, the NexTier Oilfield Solutions Inc. Equity and Incentive Award Plan and the NexTier Oilfield Solutions Inc. (Former C&J Energy) Management Incentive Plan, and not pursuant to the stock buyback program.
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
ITEM 5. Other Information
(c)During the three months ended June 30, 2024, no director or officer of the Company adopted or terminated any trading arrangements for the sale of shares of our common stock.

ITEM 6. Exhibits
The following exhibits are filed herewith or incorporated by reference, as indicated:

3.1
Restated Certificate of Incorporation of Patterson-UTI Energy, Inc., dated as of June 6, 2024 (filed June 6, 2024 as Exhibit 4.1 to our Registration Statement on Form S-8 and incorporated herein by reference).

3.2	Amended and Restated Bylaws of Patterson-UTI Energy, Inc., effective June 14, 2023 (filed June 15, 2023 as Exhibit 3.1 to our Current Report on Form 8-K and incorporated herein by reference).

10.1	Patterson-UTI Energy, Inc. 2021 Long-Term Incentive Plan, as amended (filed June 6, 2024 as Exhibit 99.1 to our Registration Statement on Form S-8, and incorporated herein by reference).+

10.2*	Form of Executive Officer Share-Settled Performance Share Award Agreement.+

10.3*	Patterson-UTI Energy, Inc. Qualified Retiree Program.+

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, has been formatted in Inline XBRL.

*	filed herewith.
**	furnished herewith.
+	management contact or compensatory plan.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PATTERSON-UTI ENERGY, INC.

	By:	/s/ C. Andrew Smith
C. Andrew Smith
Executive Vice President and
Chief Financial Officer
(Principal Financial and Accounting Officer and Duly Authorized Officer)

Date: July 29, 2024