Form 10-Q
period 2024-09-30
PATTERSON UTI ENERGY INC
filed 2024-10-28
CIK 889900

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________
Form 10-Q
______________________

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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
389,956,453 shares of common stock, $0.01 par value, as of October 23, 2024.

PATTERSON-UTI ENERGY, INC. AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION
ITEM 1. Financial Statements
The following unaudited condensed consolidated financial statements include all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented.
PATTERSON-UTI ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands, except share data)

	September 30, 2024	December 31, 2023
ASSETS
Current assets:
Cash, cash equivalents and restricted cash	$115,482	$192,680
Accounts receivable, net of allowance for credit losses of $14,954 and $3,490 at September 30, 2024 and December 31, 2023, respectively	863,779	971,091
Inventory	172,750	180,805
Other current assets	150,239	141,122
Total current assets	1,302,250	1,485,698
Property and equipment, net	3,095,070	3,340,412
Operating lease right of use asset	47,424	47,599
Finance lease right of use asset	33,874	63,228
Goodwill	487,388	1,379,741
Intangible assets, net	962,595	1,051,697
Deposits on equipment purchases	10,982	28,305
Other assets	24,094	19,424
Deferred tax assets, net	—	3,927
Total assets	$5,963,677	$7,420,031
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$493,360	$534,420
Accrued liabilities	326,794	446,268
Operating lease liability	13,846	13,541
Finance lease liability	14,889	43,980
Current maturities of long-term debt	9,513	12,226
Total current liabilities	858,402	1,050,435
Long-term operating lease liability	36,794	37,848
Long-term finance lease liability	17,771	12,953
Long-term debt, net of debt discount and issuance costs of $7,956 and $8,919 at September 30, 2024 and December 31, 2023, respectively	1,219,461	1,224,941
Deferred tax liabilities, net	245,687	248,107
Other liabilities	13,604	25,066
Total liabilities	2,391,719	2,599,350
Commitments and contingencies (see Note 10)
Stockholders’ equity:
Preferred stock, par value $0.01; authorized 1,000,000 shares, no shares issued	—	—
Common stock, par value $0.01; authorized 800,000,000 shares with 520,742,360 and 516,775,313 issued and 389,938,852 and 411,195,302 outstanding at September 30, 2024 and December 31, 2023, respectively	5,207	5,166
Additional paid-in capital	6,443,043	6,407,294
Retained earnings (deficit)	(956,173)	57,035
Accumulated other comprehensive income (loss)	(51)	472
Treasury stock, at cost, 130,803,508 and 105,580,011 shares at September 30, 2024 and December 31, 2023, respectively	(1,929,899)	(1,657,675)
Total stockholders’ equity attributable to controlling interests	3,562,127	4,812,292
Noncontrolling interest	9,831	8,389
Total equity	3,571,958	4,820,681
Total liabilities and stockholders’ equity	$5,963,677	$7,420,031
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PATTERSON-UTI ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Operating revenues:
Drilling Services	$421,563	$488,775	$1,319,425	$1,456,161
Completion Services	831,567	459,574	2,581,937	1,003,083
Drilling Products	89,102	46,570	265,129	46,570
Other	14,990	16,533	49,285	56,325
Total operating revenues	1,357,222	1,011,452	4,215,776	2,562,139
Operating costs and expenses:
Drilling Services	250,877	279,927	784,111	842,761
Completion Services	703,809	368,869	2,102,643	785,458
Drilling Products	47,144	32,071	141,921	32,071
Other	10,077	10,591	31,535	31,912
Depreciation, depletion, amortization and impairment	374,680	197,635	917,274	452,629
Impairment of goodwill	885,240	—	885,240	—
Selling, general and administrative	65,696	45,102	195,258	108,925
Credit loss expense	721	—	5,679	—
Merger and integration expense	6,699	70,188	29,577	78,128
Other operating expense (income), net	2,908	(2,635)	(19,060)	(9,994)
Total operating costs and expenses	2,347,851	1,001,748	5,074,178	2,321,890
Operating income (loss)	(990,629)	9,704	(858,402)	240,249

Other income (expense):
Interest income	745	2,131	4,801	4,583
Interest expense, net of amount capitalized	(17,990)	(15,625)	(54,238)	(34,189)
Other income (expense)	(716)	(618)	358	3,191
Total other expense	(17,961)	(14,112)	(49,079)	(26,415)

Income (loss) before income taxes	(1,008,590)	(4,408)	(907,481)	213,834

Income tax expense (benefit)	(30,256)	(4,130)	7,526	29,820

Net income (loss)	(978,334)	(278)	(915,007)	184,014

Net income (loss) attributable to noncontrolling interest	427	(328)	1,442	(328)

Net income (loss) attributable to common stockholders	$(978,761)	$50	$(916,449)	$184,342

Net income (loss) attributable to common stockholder per common share:
Basic	$(2.50)	$0.00	$(2.29)	$0.79
Diluted	$(2.50)	$0.00	$(2.29)	$0.79

Weighted average number of common shares outstanding:
Basic	391,732	280,218	399,795	233,631
Diluted	391,732	281,984	399,795	234,488
Cash dividends per common share	$0.08	$0.08	$0.24	$0.24
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PATTERSON-UTI ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited, in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net income (loss)	$(978,334)	$(278)	$(915,007)	$184,014
Other comprehensive income (loss):
Foreign currency translation adjustment, net of taxes of $0 for all periods	597	(656)	(523)	(656)
Comprehensive income (loss)	(977,737)	(934)	(915,530)	183,358
Less: comprehensive income (loss) attributable to noncontrolling interest	427	(328)	1,442	(328)
Comprehensive income (loss) attributable to common stockholders	$(978,164)	$(606)	$(916,972)	$183,686

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PATTERSON-UTI ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(unaudited, in thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Noncontrolling Interest	Total
	Number of Shares	Amount
Balance, December 31, 2023	516,775	$5,166	$6,407,294	$57,035	$472	$(1,657,675)	$8,389	$4,820,681
Net income	—	—	—	51,235	—	—	471	51,706
Foreign currency translation adjustment	—	—	—	—	(993)	—	—	(993)
Vesting of restricted stock units	1,363	14	(14)	—	—	—	—	—
Stock-based compensation	—	—	12,051	—	—	—	—	12,051
Payment of cash dividends ($0.08 per share)	—	—	—	(32,553)	—	—	—	(32,553)
Dividend equivalents	—	—	—	(422)	—	—	—	(422)
Purchase of treasury stock	—	—	—	—	—	(98,613)	—	(98,613)
Balance, March 31, 2024	518,138	$5,180	$6,419,331	$75,295	$(521)	$(1,756,288)	$8,860	$4,751,857
Net income	—	—	—	11,077	—	—	544	11,621
Foreign currency translation adjustment	—	—	—	—	(127)	—	—	(127)
Issuance of restricted stock	719	8	(8)	—	—	—	—	—
Vesting of restricted stock units	1,647	17	(17)	—	—	—	—	—
Stock-based compensation	—	—	10,813	—	—	—	—	10,813
Payment of cash dividends ($0.08 per share)	—	—	—	(31,815)	—	—	—	(31,815)
Dividend equivalents	—	—	—	(348)	—	—	—	(348)
Purchase of treasury stock	—	—	—	—	—	(133,487)	—	(133,487)
Balance, June 30, 2024	520,504	$5,205	$6,430,119	$54,209	$(648)	$(1,889,775)	$9,404	$4,608,514
Net income (loss)	—	—	—	(978,761)	—	—	427	(978,334)
Foreign currency translation adjustment	—	—	—	—	597	—	—	597
Vesting of restricted stock units	238	2	(2)	—	—	—	—	—
Stock-based compensation	—	—	12,926	—	—	—	—	12,926
Payment of cash dividends ($0.08 per share)	—	—	—	(31,225)	—	—	—	(31,225)
Dividend equivalents	—	—	—	(396)	—	—	—	(396)
Purchase of treasury stock	—	—	—	—	—	(40,124)	—	(40,124)
Balance, September 30, 2024	520,742	$5,207	$6,443,043	$(956,173)	$(51)	$(1,929,899)	$9,831	$3,571,958

	Common Stock		Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Loss	Treasury Stock	Noncontrolling Interest	Total
	Number of Shares	Amount
Balance, December 31, 2022	302,326	$3,023	$3,202,973	$(87,394)	$—	$(1,453,079)	$—	$1,665,523
Net income	—	—	—	99,678	—	—	—	99,678
Vesting of restricted stock units	89	1	(1)	—	—	—	—	—
Stock-based compensation	—	—	(758)	—	—	—	—	(758)
Payment of cash dividends ($0.08 per share)	—	—	—	(16,916)	—	—	—	(16,916)
Dividend equivalents	—	—	—	(263)	—	—	—	(263)
Purchase of treasury stock	—	—	—	—	—	(74,307)	—	(74,307)
Balance, March 31, 2023	302,415	$3,024	$3,202,214	$(4,895)	$—	$(1,527,386)	$—	$1,672,957
Net income	—	—	—	84,614	—	—	—	84,614
Issuance of restricted stock	1,001	10	(10)	—	—	—	—	—
Vesting of restricted stock units	1,512	15	(15)	—	—	—	—	—
Stock-based compensation	—	—	6,738	—	—	—	—	6,738
Payment of cash dividends ($0.08 per share)	—	—	—	(16,591)	—	—	—	(16,591)
Dividend equivalents	—	—	—	(229)	—	—	—	(229)
Purchase of treasury stock	—	—	—	—	—	(27,320)	—	(27,320)
Balance, June 30, 2023	304,928	$3,049	$3,208,927	$62,899	$—	$(1,554,706)	$—	$1,720,169
Net income (loss)	—	—	—	50	—	—	(328)	(278)
Noncontrolling interest	—	—	—	—	—	—	8,729	8,729
Foreign currency translation adjustment	—	—	—	—	(656)	—	—	(656)
Issuance of common stock - Ulterra acquisition	34,900	349	521,057	—	—	—	—	521,406
Issuance of common stock - NexTier merger	172,224	1,722	2,566,150	—	—	—	—	2,567,872
Issuance of replacement awards related to NexTier merger	—	—	72,413	—	—	—	—	72,413
Vesting of restricted stock units	3,793	38	(38)	—	—	—	—	—
Stock-based compensation	—	—	27,358	—	—	—	—	27,358
Payment of cash dividends ($0.08 per share)	—	—	—	(33,217)	—	—	—	(33,217)
Dividend equivalents	—	—	—	(811)	—	—	—	(811)
Purchase of treasury stock	—	—	—	—	—	(23,371)	—	(23,371)
Balance, September 30, 2023	515,845	$5,158	$6,395,867	$28,921	$(656)	$(1,578,077)	$8,401	$4,859,614

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PATTERSON-UTI ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities:
Net income (loss)	$(915,007)	$184,014
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion, amortization and impairment	917,274	452,629
Impairment of goodwill	885,240	—
Deferred income tax expense	5,824	22,323
Stock-based compensation	35,790	33,338
Net (gain) loss on asset disposals	(5,956)	427
Credit loss expense	5,679	—
Other	1,668	(1,188)
Changes in operating assets and liabilities:
Accounts receivable	103,691	45,207
Inventory	(15,086)	(29,355)
Other current assets	(7,457)	(30,053)
Other assets	23,397	16,460
Accounts payable	(25,322)	(29,388)
Accrued liabilities	(124,560)	(71,689)
Other liabilities	(25,473)	(39,443)
Net cash provided by operating activities	859,702	553,282

Cash flows from investing activities:
Acquisitions, net of cash acquired - NexTier	—	(65,185)
Acquisitions, net of cash acquired - Ulterra	2,983	(357,314)
Purchases of property and equipment	(538,036)	(410,417)
Proceeds from disposal of assets	14,685	19,566
Other	(4,447)	(286)
Net cash used in investing activities	(524,815)	(813,636)

Cash flows from financing activities:
Purchases of treasury stock	(269,948)	(124,286)
Dividends paid	(95,593)	(66,724)
Proceeds from borrowings under revolving credit facility	50,000	420,000
Repayment of borrowings under revolving credit facility	(50,000)	(420,000)
Proceeds from issuance of senior notes	—	396,412
Payments of finance leases	(36,635)	(6,321)
Repayment of senior notes	—	(7,837)
Other	(9,156)	(2,933)
Net cash (used in) provided by financing activities	(411,332)	188,311
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	(753)	1,538
Net decrease in cash, cash equivalents and restricted cash	(77,198)	(70,505)
Cash, cash equivalents and restricted cash at beginning of period	192,680	137,553
Cash, cash equivalents and restricted cash at end of period	$115,482	$67,048

Supplemental disclosure of cash flow information:
Net cash paid during the period for:
Interest, net of capitalized interest of $938 in 2024 and $1,350 in 2023	$(44,454)	$(29,269)
Income taxes	(14,328)	(27,454)
Non-cash investing and financing activities:
Net decrease in payables for purchases of property and equipment	$(15,645)	$(10,083)
Net decrease in deposits on equipment purchases	17,323	7,214
Purchases of property and equipment through exchange of lease right of use asset	26,382	3,241
Derecognition of right of use asset	(31,538)	(3,241)
Issuance of common stock for business combinations	—	3,161,691
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
The unaudited interim condensed consolidated financial statements have been prepared by us pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been omitted pursuant to such rules and regulations, although we believe the disclosures included either on the face of the financial statements or herein are sufficient to make the information presented not misleading. In the opinion of management, all recurring adjustments considered necessary for a fair statement of the information in conformity with GAAP have been included. The unaudited condensed consolidated balance sheet as of December 31, 2023, as presented herein, was derived from our audited consolidated balance sheet but does not include all disclosures required by GAAP. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 (our “Annual Report”). The results of operations for the three and nine months ended September 30, 2024 are not necessarily indicative of the results to be expected for the full year.
There have been no material changes to our critical accounting policies from those disclosed in our Annual Report.
Restricted cash — Restricted cash includes amounts restricted as cash collateral for the issuance of standby letters of credit.
The following table provides a reconciliation of cash and restricted cash reported within the unaudited condensed consolidated balance sheets that sum to the total of such amounts shown in the unaudited condensed statements of cash flows for the nine months ended September 30, 2024 and 2023:

	Nine Months Ended September 30,
	2024	2023
Cash and cash equivalents	$113,379	$61,856
Restricted cash	2,103	5,192
Total cash, cash equivalents and restricted cash	$115,482	$67,048
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

2. Business Combinations
Ulterra Drilling Technologies, L.P.
On August 14, 2023, we completed our acquisition (the “Ulterra acquisition”) of Ulterra Drilling Technologies, L.P. (“Ulterra”). Total consideration for the acquisition included the issuance of 34.9 million shares of our common stock and payment of approximately $373 million of cash (after purchase price adjustments), which based on the closing price of our common stock of $14.94 on August 14, 2023, valued the transaction at closing at approximately $894 million.
The total fair value of the consideration transferred was determined as follows (in thousands, except stock price):

Shares of our common stock issued to Ulterra	34,900
Our common stock price on August 14, 2023	$14.94
Common stock equity consideration	$521,406
Plus net cash consideration (1)	372,757
Total consideration transferred	$894,163

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
The aggregate purchase price noted above was allocated to the major categories of assets acquired and liabilities assumed based on preliminary estimated fair values as of the date of the business combination. We applied significant judgment in estimating the fair value of assets acquired and liabilities assumed, which involved the use of significant estimates and assumptions with respect to future rig counts, cash flow projections, estimated economic useful lives, operating and capital cost estimates, customer attrition rates, contributory asset charges, royalty rates and discount rate (10.5%). The carrying amounts of cash and cash equivalents, accounts receivable, other assets, accounts payable and accrued liabilities approximate their fair values due to their nature or the short-term maturity of instruments. The remaining assets acquired and liabilities assumed are based on inputs that are not observable in the market and thus represent Level 3 inputs. The fair value of inventory and rental equipment was determined using a replacement cost approach. Intangible assets primarily consist of customer relationships and developed technology, the fair values of which were determined using an income approach. Property and equipment was valued using a combination of indirect cost and a market approach. The fair value was estimated by using a multi-period excess earnings method for customer relationships and a relief from royalty method for trade name and developed technology. The purchase price allocation was finalized in the third quarter of 2024. The valuation period adjustments did not have a material impact on our consolidated financial statements.

The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition:

Assets acquired:
Cash and cash equivalents	$18,426
Accounts receivable	68,467
Inventory (1)	36,313
Rental equipment (2)	109,055
Property and equipment	27,583
Intangible assets	313,000
Operating lease right of use asset	7,513
Finance lease right of use asset	5,228
Other assets	15,989
Total assets acquired	601,574

Liabilities assumed:
Accounts payable	23,258
Accrued liabilities	33,323
Operating lease liability	7,513
Finance lease liability	5,228
Deferred tax liabilities	79,863
Total liabilities assumed	149,185
Less: noncontrolling interest	(8,729)
Net assets acquired	443,660
Goodwill	450,503
Total consideration transferred	$894,163

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
The aggregate purchase price noted above was allocated to the major categories of assets acquired and liabilities assumed based on preliminary estimated fair values as of the date of the business combination. We applied significant judgment in estimating the fair value of assets acquired and liabilities assumed, which involved the use of significant estimates and assumptions with respect to future rig counts, cash flow projections, estimated economic useful lives, operating and capital cost estimates, customer attrition rates, contributory asset charges, royalty rates and discount rate (14.0%.) The carrying amounts of cash and cash equivalents, accounts receivable, inventory, other assets, accounts payable, accrued liabilities, and other liabilities approximate their fair values due to their nature or the short-term maturity of instruments. The remaining assets acquired and liabilities assumed are based on inputs that are not observable in the market and thus represent Level 3 inputs. The fair value of property and equipment was determined using a combination of replacement cost and indirect cost. Intangible assets were valued using an income approach. The fair value was estimated by using multi-period excess earnings method for customer relationships and a relief from royalty method for trade name and developed technology. The purchase price allocation was finalized in the third quarter of 2024. The valuation period adjustments did not have a material impact on our consolidated financial statements.

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
We do not have any significant contract asset balances. Contract liabilities include prepayments received from customers prior to the requested services being completed. Also included in contract liabilities are payments received from customers for reactivation or initial mobilization of newly constructed or upgraded rigs that were moved on location to the initial well site. These payments are allocated to the overall performance obligation and amortized over the initial term of the contract. Total contract liability balances were $13.3 million and $103 million as of September 30, 2024 and December 31, 2023, respectively. We recognized $99.5 million of revenue in the nine months ended September 30, 2024 that was included in the contract liability balance at the beginning of the period. Revenue related to our contract liabilities balance is expected to be recognized through 2025. The $13.3 million current portion of our contract liability balance is included in “Accrued liabilities”.
Contract Costs
Costs incurred for newly constructed rigs or rig upgrades based on a contract with a customer are considered capital improvements and are capitalized to drilling equipment and depreciated over the estimated useful life of the asset.
Remaining Performance Obligations
We maintain a backlog of commitments for contract drilling services under term contracts, which we define as contracts with a duration of six months or more. Our contract drilling backlog in the United States as of September 30, 2024 was approximately $401 million. Approximately 9% of our total contract drilling backlog in the United States at September 30, 2024 is reasonably expected to remain at September 30, 2025. We generally calculate our backlog by multiplying the dayrate under our term drilling contracts by the number of days remaining under the contract. The calculation does not include any revenues related to fees for other services such as for mobilization, other than initial mobilization, demobilization and customer reimbursables, nor does it include potential reductions in rates for unscheduled standby or during periods in which the rig is moving or incurring maintenance and repair time in excess of what is permitted under the drilling contract. For contracts that contain variable dayrate pricing, our backlog calculation uses the dayrate in effect for periods where the dayrate is fixed, and, for periods that remain subject to variable pricing, uses commodity pricing or other related indices in effect at September 30, 2024. In addition, our term drilling contracts are generally subject to termination by the customer on short notice and provide for an early termination payment to us in the event that the contract is terminated by the customer. For contracts on which we have received notice for the rig to be placed on standby, our backlog calculation uses the standby rate for the period over which we expect to receive the standby rate. For contracts on which we have received an early termination notice, our backlog calculation includes the early termination rate, instead of the dayrate, for the period over which we expect to receive the lower rate. Please see “Our current backlog of contract drilling revenue may decline and may not ultimately be realized, as fixed-term contracts may in certain instances be terminated without an early termination payment” included in Item 1A of our Annual Report.
4. Inventory
Inventory consisted of the following at September 30, 2024 and December 31, 2023 (in thousands):

	September 30, 2024	December 31, 2023
Raw materials and supplies	$127,745	$141,311
Work-in-process	6,117	7,437
Finished goods	38,888	32,057
Inventory	$172,750	$180,805

5. Other Current Assets
Other current assets consisted of the following at September 30, 2024 and December 31, 2023 (in thousands):

	September 30, 2024	December 31, 2023
Federal and state income taxes receivable	$35,213	$26,949
Workers’ compensation receivable	33,615	31,006
Prepaid expenses	42,827	46,394
Other	38,584	36,773
Other current assets	$150,239	$141,122
6. Property and Equipment
Property and equipment consisted of the following at September 30, 2024 and December 31, 2023 (in thousands):

	September 30, 2024	December 31, 2023
Equipment	$8,536,173	$8,506,727
Oil and natural gas properties	242,961	238,337
Buildings	249,505	248,693
Rental equipment	133,335	119,653
Land	37,973	38,811
Total property and equipment	9,199,947	9,152,221
Less accumulated depreciation, depletion, amortization and impairment	(6,104,877)	(5,811,809)
Property and equipment, net	$3,095,070	$3,340,412
Depreciation and depletion expense on property and equipment of approximately $220 million and $188 million was recorded in the three months ended September 30, 2024 and 2023, respectively. Depreciation and depletion expense on property and equipment of approximately $684 million and $436 million was recorded in the nine months ended September 30, 2024 and 2023, respectively.
We review our long-lived assets, including property and equipment and definite-lived intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amounts of certain assets may not be recovered over their estimated remaining useful lives (“triggering events”). In connection with this review, assets are grouped at the lowest level at which identifiable cash flows are largely independent of other asset groupings. We estimate future cash flows over the life of the respective assets or asset groupings in our assessment of impairment. These estimates of cash flows are based on historical cyclical trends in the industry as well as our expectations regarding the continuation of these trends in the future. Provisions for asset impairment are charged against income when estimated future cash flows, on an undiscounted basis, are less than the asset’s net book value. Any provision for impairment is measured at fair value.
Negative market indicators such as lower industry-wide drilling rig count forecasts, increased volatility and pricing declines in the pressure pumping market, and continued efficiency gains and technology advancements reducing operating days have led to our reduced outlook for activity. The reduction in activity forecasts, the recent decline in the market price of our common stock, and the results of the fair value determination of certain of our reporting units, were triggering events indicating that certain of our long-lived tangible and intangible assets may be impaired. We deemed it necessary to perform recoverability tests on our asset groups within our completion services reporting unit and our Latin American contract drilling asset group as of September 30, 2024. Future cash flows were estimated over the expected remaining life of the primary asset for each asset group, and we determined that, on an undiscounted basis, expected cash flows exceeded the carrying value of the asset groups. As such, no impairment was indicated for our long-lived tangible or definite-lived intangible assets.
We then evaluated our fleet of drilling rigs for marketability based on the condition of inactive rigs, expenditures that would be necessary to bring them to working condition and the expected demand for drilling services by rig type. The components comprising rigs that will no longer be marketed were evaluated, and those components with continuing utility to other marketed rigs were identified for transfer to other rigs or to yards to be used as spare equipment. The remaining components of these rigs were abandoned. During the three months ended September 30, 2024, we identified 42 legacy, non-Tier-1 super-spec drilling rigs and related equipment to be abandoned. Based on the strong customer preference across the industry for Tier-1 super-spec drilling rigs, in addition to efficiency gains and technology advancements that have reduced the total number of rigs needed for the U.S. drilling market, we believe the 42 rigs that were abandoned had limited commercial opportunity. The three and nine months ended September 30, 2024 included a charge of $114 million related to this abandonment. No similar charges were incurred in the three and nine months ended September 30, 2023.
Geopolitical instability, global or regional decreases in the demand of our services and products, or other unforeseen macroeconomic considerations could negatively impact the expected cash flows used in our recoverability tests on our asset groups. Such changes could result in impairment charges in the future, which could be material to our results of operations and financial statements as a whole.

7. Goodwill and Intangible Assets
Goodwill — Goodwill by reportable segment as of September 30, 2024 and changes for the nine months then ended are as follows (in thousands):

	Completion Services	Drilling Products	Total
Balance at January 1, 2024	$922,125	$457,616	$1,379,741
Measurement period adjustment	—	(7,113)	(7,113)
Impairment	(885,240)	—	(885,240)
Balance at September 30, 2024	$36,885	$450,503	$487,388

Goodwill is evaluated at least annually on July 31, or more frequently when events and circumstances occur indicating recorded goodwill may be impaired. Goodwill is tested at the reporting unit level, which is at or one level below our operating segments. We determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value after considering qualitative, market and other factors, and if that is the case, any necessary goodwill impairment is determined using a quantitative impairment test. If the resulting fair value of goodwill is less than the carrying value of goodwill, an impairment loss would be recognized for the amount of the shortfall. The fair value of a reporting unit is determined using significant unobservable inputs, or level 3 in the fair value hierarchy. These inputs are based on internal management estimates, forecasts, and significant judgment.
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
Goodwill Impairment Assessment
Negative market indicators such as lower industry-wide drilling rig and pressure pumping fleet count forecasts, increased volatility and pricing declines in the pressure pumping market, and continued efficiency gains and technology advancements reducing operating days have led to our reduced outlook for activity. We viewed the reduction in activity forecasts combined with the recent decline in the market price of our common stock as a triggering event that warranted a quantitative assessment for goodwill impairment.
We estimated the fair value of the drilling products reporting unit in our drilling products operating segment and the completion services reporting unit in our completion services operating segment using the income approach. Under this approach, we used a discounted cash flow model, which utilizes present values of cash flows to estimate fair value. Forecasted cash flows reflected known market conditions in the third quarter of 2024 and management’s anticipated business outlook for each reporting unit. Future cash flows were projected based on estimates of revenue, gross profit, selling, general and administrative expense, changes in working capital, and capital expenditures. The terminal period used within the discounted cash flow model for each reporting unit consisted of a 1% growth estimate. Future cash flows were then discounted using a market-participant, risk-adjusted weighted average cost of capital of 10.25% for the drilling products reporting unit and 10.75% for the completion services reporting unit. Financial and credit market volatility directly impacts our fair value measurement through the weighted average cost of capital used to determine a discount rate. During times of volatility, significant judgment must be applied to determine whether credit market changes are a short-term or long-term trend.
We estimated the fair value of the cementing services reporting unit in our completion services operating segment using a market approach. The market approach was based on trading multiples of earnings before interest, taxes, depreciation and amortization for companies comparable to the cementing services reporting unit.

The forecast for the completion services reporting unit assumed lower activity in 2025 compared to average activity levels for full year 2024 and increases in estimated activity of 2% to 8% beginning in 2026 through 2029. Those estimates were based on future drilling rig and pressure pumping fleet count forecasts during the third quarter of 2024 and estimated market share. Additionally, the forecast reflected the expectation that industry-wide pricing pressure will persist within the completions market and continue to compress adjusted gross profit. These factors negatively impacted the estimated value of the reporting unit.
Based on the results of the quantitative assessment, the fair value of the completion services reporting unit was less than its carrying value. Accordingly, we recorded an $885 million impairment charge to goodwill for the completion services reporting unit during the third quarter of 2024.
The forecast for the drilling products reporting unit assumed continued growth domestically as well as in international markets. Geopolitical instability in regions in which we expect to maintain and grow market share, a global decrease in the demand of drilling products, or other unforeseen macroeconomic considerations could negatively impact the key assumptions used in our goodwill assessment for our drilling products reporting unit.
Based on the results of the goodwill impairment tests, the fair values of the drilling products and cementing services reporting units exceeded their carrying values by approximately 13% and 73%, respectively. Accordingly, no impairment was recorded for the drilling products and cementing services reporting units.
Intangible Assets — The following table presents the gross carrying amount and accumulated amortization of our intangible assets as of September 30, 2024 and December 31, 2023 (in thousands):

	September 30, 2024			December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$785,055	$(78,374)	$706,681	$786,715	$(25,563)	$761,152
Developed technology	202,772	(46,529)	156,243	202,772	(16,435)	186,337
Trade name	101,000	(10,906)	90,094	101,000	(3,406)	97,594
Other	12,260	(2,683)	9,577	7,345	(731)	6,614
Intangible assets, net	$1,101,087	$(138,492)	$962,595	$1,097,832	$(46,135)	$1,051,697
Amortization expense on intangible assets of approximately $31.1 million and $10.1 million was recorded for the three months ended September 30, 2024 and 2023, respectively. Amortization expense on intangible assets of approximately $92.4 million and $10.9 million was recorded for the nine months ended September 30, 2024 and 2023, respectively.
8. Accrued Liabilities
Accrued liabilities consisted of the following at September 30, 2024 and December 31, 2023 (in thousands):

	September 30, 2024	December 31, 2023
Salaries, wages, payroll taxes and benefits	$103,745	$129,982
Workers’ compensation liability	73,385	67,396
Property, sales, use and other taxes	68,419	62,194
Insurance, other than workers’ compensation	11,842	11,524
Accrued interest payable	10,724	19,172
Deferred revenue	13,307	98,914
Federal and state income taxes payable	—	3,437
Accrued merger and integration expense	7,275	15,113
Other	38,097	38,536
Accrued liabilities	$326,794	$446,268

9. Long-Term Debt
Long-term debt consisted of the following at September 30, 2024 and December 31, 2023 (in thousands):

	September 30, 2024	December 31, 2023
3.95% Senior Notes Due 2028	$482,505	$482,505
5.15% Senior Notes Due 2029	344,895	344,895
7.15% Senior Notes Due 2033	400,000	400,000
Equipment Loans Due 2025	9,530	18,686
	1,236,930	1,246,086
Less deferred financing costs and discounts	(7,956)	(8,919)
Less current portion	(9,513)	(12,226)
Total	$1,219,461	$1,224,941

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
Loans under the Credit Agreement bear interest by reference, at our election, to the SOFR rate (subject to a 0.10% per annum adjustment) or base rate, in each case subject to a 0% floor. The applicable margin on SOFR rate loans varies from 1.00% to 2.00% and the applicable margin on base rate loans varies from 0.00% to 1.00%, in each case determined based on our credit rating. As of September 30, 2024, the applicable margin on SOFR rate loans was 1.75% and the applicable margin on base rate loans was 0.75%. A letter of credit fee is payable by us equal to the applicable margin for SOFR rate loans times the daily amount available to be drawn under outstanding letters of credit. The commitment fee rate payable to the lenders varies from 0.10% to 0.30% based on our credit rating.
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
The Credit Agreement contains representations, warranties, affirmative and negative covenants and events of default and associated remedies that we believe are customary for agreements of this nature, including certain restrictions on our ability and the ability of each of our subsidiaries to grant liens and on the ability of each of our non-guarantor subsidiaries to incur debt. If our credit rating is below investment grade at both Moody’s and S&P, we will become subject to a restricted payment covenant, which would generally require us to have a Pro Forma Debt Service Coverage Ratio (as defined in the Credit Agreement) greater than or equal to 1.50 to 1.00 immediately before and immediately after making any restricted payment. Restricted payments include, among other things, dividend payments, repurchases of our common stock, distributions to holders of our common stock or any other payment or other distribution to third parties on account of our or our subsidiaries’ equity interests. Our credit rating is currently investment grade at both credit rating agencies. The Credit Agreement also requires that our total debt to capitalization ratio, expressed as a percentage, not exceed 50% as of the last day of each fiscal quarter. The Credit Agreement generally defines the total debt to capitalization ratio as the ratio of (a) total borrowed money indebtedness to (b) the sum of such indebtedness plus consolidated net worth, with consolidated net worth determined as of the end of the most recently ended fiscal quarter. We were in compliance with these covenants at September 30, 2024.

As of September 30, 2024, we had no borrowings outstanding under our revolving credit facility. We had $2.1 million in letters of credit outstanding under the Credit Agreement at September 30, 2024 and, as a result, had available borrowing capacity of approximately $613 million at that date.
2015 Reimbursement Agreement — On March 16, 2015, we entered into a Reimbursement Agreement (the “Reimbursement Agreement”) with The Bank of Nova Scotia (“Scotiabank”), pursuant to which we may from time to time request that Scotiabank issue an unspecified amount of letters of credit. As of September 30, 2024, we had $35.9 million in letters of credit outstanding under the Reimbursement Agreement.
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
Equipment Loans — As part of the NexTier merger, we assumed the obligations of NexTier Completions Solutions Inc. (“NCS”) under a Master Loan and Security Agreement (as amended, the “Master Agreement”) with Caterpillar Financial Services Corporation. The Master Agreement allows NCS to enter into secured equipment financing term loans from time to time (the “Equipment Loans”). The Equipment Loans may be drawn in multiple tranches, with each loan evidenced by a separate promissory note. The Master Agreement and the Equipment Loans contain customary affirmative and negative covenants, including limitations on further encumbrance of the collateral other than the applicable loans under the Master Agreement. We were in compliance with these covenants at September 30, 2024. The Equipment Loans bear interest at a rate of 5.25% per annum, and we pay interest on the 1st of each month. The Equipment Loans will mature on June 1, 2025.
Presented below is a schedule of the principal repayment requirements of long-term debt by fiscal year as of September 30, 2024 (in thousands):

Year ending December 31,
2024	$3,135
2025	6,395
2026	—
2027	—
2028	482,505
2029	344,895
Thereafter	400,000
Total	$1,236,930
10. Commitments and Contingencies
As of September 30, 2024, we maintained letters of credit in the aggregate amount of $40.0 million primarily for the benefit of various insurance companies as collateral for retrospective premiums and retained losses that could become payable under the terms of the underlying insurance contracts and compliance with contractual obligations. These letters of credit expire annually at various times during the year and are typically renewed. As of September 30, 2024, no amounts had been drawn under the letters of credit. As of September 30, 2024, we had $35.0 million in surety bond exposure issued as financial assurance on an insurance agreement.
As of September 30, 2024, we had commitments to purchase major equipment totaling approximately $67.2 million.
Our completion services segment has entered into agreements to purchase minimum quantities of proppants from certain vendors. As of September 30, 2024, the remaining minimum obligation under these agreements was approximately $21.5 million, of which approximately $4.8 million, $14.3 million, and $2.4 million relate to the remainder of 2024, 2025 and 2026, respectively.
We are party to various legal proceedings arising in the normal course of our business. We do not believe that the outcome of these proceedings, either individually or in the aggregate, will have a material adverse effect on our financial condition, cash flows or results of operations.
11. Stockholders’ Equity
Cash Dividend — On October 23, 2024, our Board of Directors approved a cash dividend on our common stock in the amount of $0.08 per share to be paid on December 16, 2024 to holders of record as of December 2, 2024. The amount and timing of all future dividend payments, if any, are subject to the discretion of the Board of Directors and will depend upon business conditions, results of operations, financial condition, terms of our debt agreements and other factors. Our Board of Directors may, without advance notice, reduce or suspend our dividend to improve our financial flexibility and position our company for long-term success. There can be no assurance that we will pay a dividend in the future.
Share Repurchases and Acquisitions — In September 2013, our Board of Directors approved a stock buyback program. In February 2024, our Board of Directors approved an increase of the authorization under the stock buyback program to allow for an aggregate of $1.0 billion of future share repurchases. All purchases executed to date have been through open market transactions. Purchases under the buyback program are made at management’s discretion, at prevailing prices, subject to market conditions and other factors. Purchases may be made at any time without prior notice. There is no expiration date associated with the buyback program. As of September 30, 2024, we had remaining authorization to purchase approximately $780 million of our outstanding common stock under the stock buyback program. Shares of stock purchased under the buyback program are held as treasury shares.
Treasury stock acquisitions during the nine months ended September 30, 2024 were as follows (dollars in thousands):

	Shares	Cost
Treasury shares at January 1, 2024	105,580,011	$1,657,675
Purchases pursuant to stock buyback program	24,020,777	259,247
Acquisitions pursuant to long-term incentive plans	1,202,720	12,977
Treasury shares at September 30, 2024	130,803,508	$1,929,899
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
Stock Options — We estimate the grant date fair values of stock options using the Black-Scholes-Merton valuation model. Volatility assumptions are based on the historic volatility of our common stock over the most recent period equal to the expected term of the options as of the date such options are granted. The expected term assumptions are based on our experience with respect to employee stock option activity. Dividend yield assumptions are based on the expected dividends at the time the options are granted. The risk-free interest rate assumptions are determined by reference to United States Treasury yields. No options were granted during the nine months ended September 30, 2024 or 2023.
Stock option activity from January 1, 2024 to September 30, 2024 follows:

	Underlying Shares	Weighted Average Exercise Price Per Share
Outstanding at January 1, 2024	2,865,223	$23.36
Exercised	—	$—
Expired	(1,031,218)	$25.52
Outstanding at September 30, 2024	1,834,005	$22.14
Exercisable at September 30, 2024	1,834,005	$22.14
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

Restricted stock unit activity from January 1, 2024 to September 30, 2024 follows:

	Time Based	Performance Based	Weighted Average Grant Date Fair Value Per Share
Non-vested restricted stock units outstanding at January 1, 2024	5,827,668	521,533	$10.60
Granted	3,101,421	—	$10.50
Vested	(3,220,826)	(27,640)	$9.09
Forfeited	(189,134)	—	$11.46
Non-vested restricted stock units outstanding at September 30, 2024	5,519,129	493,893	$11.34
As of September 30, 2024, we had unrecognized compensation cost related to our unvested restricted stock units totaling $52.5 million. The weighted-average remaining vesting period for these unvested restricted stock units was 1.96 years as of September 30, 2024.
Restricted Stock Units (Liability Based) — We converted NexTier’s cash-settled performance based units into our cash-settled restricted stock units in connection with the NexTier merger. These awards are accounted for as liability classified awards and remeasured at fair value at each reporting period. Compensation expense is recorded over the vesting period and is initially based on the fair value at the award conversion date. Compensation expense is subsequently remeasured at each reporting date during the vesting period based on the change in our stock price. Dividend cash equivalents are not paid on cash-settled units. As of September 30, 2024, $3.6 million is included in “Accrued liabilities” in our unaudited condensed consolidated balance sheets for these awards.
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
These fair value amounts are charged to expense on a straight-line basis over the performance period. Compensation expense associated with the Performance Units is shown below (in thousands):

	2024 Performance Unit Awards	2023 Performance Unit Awards	2022 Performance Unit Awards	2021 Performance Unit Awards	2020 Performance Unit Awards
Three months ended September 30, 2024	$912	$670	$866	N/A	N/A
Three months ended September 30, 2023	N/A	$903	$990	$617	N/A
Nine months ended September 30, 2024	$1,518	$1,997	$2,590	$584	N/A
Nine months ended September 30, 2023	N/A	$1,372	$2,781	$1,821	$69
As of September 30, 2024, we had unrecognized compensation cost related to our unvested Performance Units totaling $15.3 million. The weighted-average remaining vesting period for these unvested Performance Units was 1.29 years as of September 30, 2024.
13. Income Taxes
Our effective income tax rate fluctuates from the U.S. statutory tax rate based on, among other factors, changes in pretax income in jurisdictions with varying statutory tax rates, the impact of U.S. state and local taxes, the realizability of deferred tax assets and other differences related to the recognition of income and expense between GAAP and tax accounting.
Our effective income tax rate for the three months ended September 30, 2024 was 3.0%, compared with 93.7% for the three months ended September 30, 2023. The difference in effective income tax rates between the periods was primarily attributable to the impact of valuation allowances on deferred tax assets between periods, as well as the impact of permanent differences against earnings between periods.
Our effective income tax rate for the nine months ended September 30, 2024 was (0.8)%, compared with 13.9% for the nine months ended September 30, 2023. The difference in effective income tax rates between the periods was primarily attributable to the impact of valuation allowances on deferred tax assets between periods, as well as the impact of permanent differences against earnings between periods.
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
The following table presents information necessary to calculate net income per share for the three and nine months ended September 30, 2024 and 2023 as well as potentially dilutive securities excluded from the weighted average number of diluted common shares outstanding because their inclusion would have been anti-dilutive (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
BASIC EPS:
Net income (loss) attributable to common stockholders	$(978,761)	$50	$(916,449)	$184,342
Weighted average number of common shares outstanding, excluding non-vested restricted stock units	391,732	280,218	399,795	233,631
Basic net income (loss) per common share	$(2.50)	$0.00	$(2.29)	$0.79

DILUTED EPS:
Net income (loss) attributable to common stockholders	$(978,761)	$50	$(916,449)	$184,342
Weighted average number of common shares outstanding, excluding non-vested restricted stock units	391,732	281,984	399,795	234,488
Diluted net income (loss) per common share	$(2.50)	$0.00	$(2.29)	$0.79
Potentially dilutive securities excluded as anti-dilutive	7,847	3,268	7,847	10,351

15. Business Segments
Effective as of the third quarter of 2023, we revised our reportable segments to align with certain changes in how our Chief Operating Decision Maker (“CODM”) manages and allocates resources to our business as a result of the Ulterra acquisition and NexTier merger. We now have the following reportable business segments: (i) drilling services, (ii) completion services, and (iii) drilling products. Our results for the three and nine months ended September 30, 2024 are not comparable for our Completion Services and Drilling Products reportable segments since results for 2023 include a partial period beginning on the closing date for each acquisition.
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

The following tables summarize selected financial information relating to our business segments (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenues:
Drilling Services	$437,835	$503,767	$1,369,275	$1,496,520
Completion Services	831,567	459,574	2,581,937	1,003,083
Drilling Products	89,102	46,570	265,129	46,570
Other (1)	18,020	17,501	56,254	59,393
Elimination of intercompany revenues – Drilling Services (2)	(16,272)	(14,992)	(49,850)	(40,359)
Elimination of intercompany revenues – Other (2)	(3,030)	(968)	(6,969)	(3,068)
Total revenues	$1,357,222	$1,011,452	$4,215,776	$2,562,139

Segment operating income (loss) (3) and reconciliation to income (loss) before income taxes:
Drilling Services	$(34,395)	$114,737	$131,329	$329,322
Completion Services	(908,665)	162	(848,311)	69,898
Drilling Products	9,136	(6,240)	24,275	(6,240)
Total segment operating income (loss) (3)	(933,924)	108,659	(692,707)	392,980
Other	(3,573)	435	(2,152)	1,811
Corporate	(53,132)	(99,390)	(163,543)	(154,542)
Interest income	745	2,131	4,801	4,583
Interest expense	(17,990)	(15,625)	(54,238)	(34,189)
Other income (expense)	(716)	(618)	358	3,191
Income (loss) before income taxes	$(1,008,590)	$(4,408)	$(907,481)	$213,834

Depreciation, depletion, amortization and impairment:
Drilling Services	$201,272	$90,668	$392,224	$272,361
Completion Services	140,930	83,338	428,303	135,339
Drilling Products	22,924	17,075	73,282	17,075
Other	8,330	5,319	19,253	21,946
Corporate	1,224	1,235	4,212	5,908
Total depreciation, depletion, amortization and impairment	$374,680	$197,635	$917,274	$452,629

Capital expenditures:
Drilling Services	$69,127	$89,242	$210,346	$261,155
Completion Services	86,755	56,464	258,860	107,529
Drilling Products	16,309	7,940	45,853	7,940
Other	5,909	5,972	18,919	18,387
Corporate	2,487	804	4,058	15,406
Total capital expenditures	$180,587	$160,422	$538,036	$410,417

	September 30, 2024	December 31, 2023
Identifiable assets:
Drilling Services	$2,083,115	$2,368,604
Completion Services	2,663,525	3,835,699
Drilling Products	979,834	1,011,870
Other	55,426	59,221
Corporate (4)	181,777	144,637
Total assets	$5,963,677	$7,420,031

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
The estimated fair value of our outstanding debt balances as of September 30, 2024 and December 31, 2023 is set forth below (in thousands):

	September 30, 2024		December 31, 2023
	Carrying Value	Fair Value	Carrying Value	Fair Value
3.95% Senior Notes Due 2028	$482,505	$464,637	$482,505	$450,540
5.15% Senior Notes Due 2029	344,895	340,909	344,895	329,032
7.15% Senior Notes Due 2033	400,000	431,159	400,000	424,946
Equipment Loans Due 2025	9,530	9,583	18,686	18,766
Total debt	$1,236,930	$1,246,288	$1,246,086	$1,223,284
The fair values of the 2028 Notes, the 2029 Notes and the 2033 Notes at September 30, 2024 and December 31, 2023 are based on quoted market prices, which are considered Level 1 fair value estimates in the fair value hierarchy of fair value accounting. The fair value of the Equipment Loans is based on a 5.25% stated rate of interest, which is considered a Level 2 fair value estimate in the fair value hierarchy of fair value accounting.
The implied market rates of interest used to determine the fair value of our outstanding debt balances as of September 30, 2024 and December 31, 2023 are set forth below:

	September 30, 2024	December 31, 2023
3.95% Senior Notes Due 2028	5.17%	5.79%
5.15% Senior Notes Due 2029	5.40%	6.10%
7.15% Senior Notes Due 2033	6.01%	6.28%
Equipment Loans Due 2025	4.93%	5.36%

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
•the future financial and operating results of the combined company;
•the combined company’s plans, objectives, expectations and intentions with respect to future operations and services;
•adverse oil and natural gas industry conditions, including the impact of commodity price volatility on industry outlook;
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
Drilling Services
Our contract drilling business operates in the continental United States and internationally in South America and, from time to time, we pursue contract drilling opportunities in other select markets. We also provide a comprehensive suite of directional drilling services in most major producing onshore oil and natural gas basins in the United States, and we provide services that improve the statistical accuracy of wellbore placement for directional and horizontal wells. We also service and re-certify equipment for drilling contractors, and we provide electrical controls and automation to the energy, marine and mining industries, in North America and other select markets.
As of September 30, 2024, we had 152 marketed land-based drilling rigs based in the following regions:

Region	Number of Rigs
West Texas	70
Appalachia	22
Oklahoma	16
Rockies	14
South Texas	11
East Texas	11
South America	8
Total	152
We have addressed our customers’ needs for drilling horizontal wells in shale and other unconventional resource plays by improving the capabilities of our drilling fleet. The U.S. land rig industry has in recent years referred to certain high specification rigs as “super-spec” rigs, which we consider to be at least a 1,500 horsepower, AC-powered rig that has at least a 750,000-pound hookload, a 7,500-psi circulating system, and is pad-capable. Due to evolving customer preferences, we refer to certain premium rigs as “Tier-1, super spec” rigs, which we consider as being a super-spec rig that also has a third mud pump and raised drawworks that allows for more clearance underneath the rig floor. As of September 30, 2024, our rig fleet included 134 Tier-1, super-spec rigs.
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

Recent Developments in Market Conditions and Outlook — Commodity price volatility in the second quarter of 2023 resulted in a decline in industry activity; commodity prices subsequently increased during the third quarter before declining in the fourth quarter of 2023. Oil prices increased during the first quarter of 2024, moderately fluctuated during the second quarter of 2024 and declined in the third quarter of 2024. While natural gas prices declined significantly during the first quarter of 2024, natural gas prices increased slightly during the second quarter of 2024 and moderately fluctuated during the third quarter of 2024. The current demand for equipment and services remains dependent on macro conditions, including commodity prices, geopolitical environment, inflationary pressures, economic conditions in the United States and elsewhere, as well as customer consolidation and focus by exploration and production companies and service companies on capital returns. Oil prices reached a low of $66.73 per barrel and averaged $76.43 per barrel in the third quarter of 2024, as compared to $81.81 per barrel in the second quarter of 2024. Natural gas prices (based on the Henry Hub Spot Market Price) averaged $2.11 per MMBtu in the third quarter of 2024 as compared to an average of $2.07 per MMBtu in the second quarter of 2024.

Our average active rig count in the United States for the third quarter of 2024 was 107 rigs. This was a decrease from our average active rig count for the second quarter of 2024 of 114. We expect our rig count in the United States will average approximately 106 rigs during the fourth quarter of 2024. Term contracts help support our operating rig count. Based on contracts in place in the United States as of October 23, 2024, we expect an average of 58 rigs operating under term contracts during the fourth quarter of 2024 and an average of 33 rigs operating under term contracts during the four quarters ending September 30, 2025.
We maintain a backlog of commitments for contract drilling services under term contracts, which we define as contracts with a duration of six months or more. Our contract drilling backlog in the United States as of September 30, 2024 was approximately $401 million. Approximately 9% of our total contract drilling backlog in the United States at September 30, 2024 is reasonably expected to remain at September 30, 2025. See Note 3 of Notes to unaudited condensed consolidated financial statements for additional information on backlog.

In our Completion Services segment, during the fourth quarter, we expect a sequential slowdown in activity due to typical holiday seasonality and capital discipline being exercised by our customers into the end of the year.

In our Drilling Products segment for the fourth quarter, we expect a slight sequential increase in revenue and adjusted gross profit, driven by growth in our International operations, while U.S. revenue is expected to decline slightly on lower industry rig count.

For the fourth quarter of 2024, we expect total capital expenditures of approximately $150 million.

Negative market indicators such as lower industry-wide drilling rig and pressure pumping fleet count forecasts, increased volatility and pricing declines in the pressure pumping market, and continued efficiency gains and technology advancements reducing operating days have led to a reduced outlook for activity. We viewed the reduction in activity forecasts combined with the recent decline in the market price of our common stock as a triggering event that warranted a quantitative assessment for goodwill impairment. As a result, we recorded an $885 million impairment charge to goodwill for the completion services reporting unit during the third quarter of 2024. See Note 7 of Notes to unaudited condensed consolidated financial statements for additional information.

We also evaluated our fleet of drilling rigs for marketability based on the condition of inactive rigs, expenditures that would be necessary to bring them to working condition and the expected demand for drilling services by rig type. As a result of this evaluation, during the three months ended September 30, 2024, we identified 42 legacy, non-Tier-1 super-spec drilling rigs and related equipment to be abandoned. Based on the strong customer preference across the industry for Tier-1 super-spec drilling rigs, in addition to efficiency gains and technology advancements that have reduced the total number of rigs needed for the U.S. drilling market, we believe the 42 rigs that were abandoned had limited commercial opportunity. Accordingly, we recorded a $114 million abandonment charge during the third quarter of 2024. See Note 6 of Notes to unaudited condensed consolidated financial statements for additional information.

Our net loss attributable to common shareholders for the three months ended September 30, 2024 was $979 million or $2.50 per common share. Excluding the $885 million goodwill impairment, $114 million asset abandonment charge, and $7 million of merger and integration expenses net of income tax benefits totaling $25.4 million, adjusted net income attributable to common shareholders for the three months ended September 30, 2024 was $2 million or $0.00 per common share. See Non-GAAP Financial Measures below for a reconciliation of GAAP net income (loss) attributable to common shareholders to adjusted net income attributable to common shareholders.

Recent Developments in Joint Ventures and Business Combinations — On September 30, 2024, one of our subsidiaries signed the previously announced joint venture agreement with subsidiaries of ADNOC Drilling and SLB. Our subsidiary will hold a 15 percent interest in a newly created company named Turnwell Industries, which has been awarded a contract to drill and complete 144 unconventional wells for ADNOC.
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
On August 14, 2023, we completed our acquisition (the “Ulterra acquisition”) of Ulterra Drilling Technologies, L.P. (“Ulterra”). Total consideration for the acquisition included the issuance of 34.9 million shares of our common stock and payment of approximately $373 million of cash (after purchase price adjustments), which based on the closing price of our common stock of $14.94 on August 14, 2023, valued the transaction at closing at approximately $894 million. Ulterra is a global provider of specialized drill bit solutions.
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
As of September 30, 2024, we had no borrowings outstanding under our revolving credit facility. We had $2.1 million in letters of credit outstanding under the Credit Agreement at September 30, 2024 and, as a result, had available borrowing capacity of approximately $613 million at that date.
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
For the three months ended September 30, 2024 and June 30, 2024 and the nine months ended September 30, 2024 and 2023 our operating revenues consisted of the following (dollars in thousands):

	Three Months Ended				Nine Months Ended
	September 30,		June 30,		September 30,		September 30,
	2024		2024		2024		2023
Drilling Services	$421,563	31.1%	$440,289	32.7%	$1,319,425	31.3%	$1,456,161	56.8%
Completion Services	831,567	61.3%	805,373	59.7%	2,581,937	61.2%	1,003,083	39.2%
Drilling Products	89,102	6.6%	86,054	6.4%	265,129	6.3%	46,570	1.8%
Other	14,990	1.0%	16,478	1.2%	49,285	1.2%	56,325	2.2%
	$1,357,222	100.0%	$1,348,194	100.0%	$4,215,776	100.0%	$2,562,139	100.0%
Results of Operations

Effective as of the third quarter of 2023, we revised our reportable segments to align with certain changes in how our Chief Operating Decision Maker (“CODM”) manages and allocates resources to our business as a result of the Ulterra acquisition and

NexTier merger. We now have the following reportable business segments: (i) drilling services, (ii) completion services and (iii) drilling products.
The following tables summarize results of operations by business segment for the three months ended September 30, 2024 and June 30, 2024:

	Three Months Ended
	September 30,	June 30,	% Change
Drilling Services (1)	2024	2024	Sequential

	(dollars in thousands)
Revenues	$421,563	$440,289	(4.3)%
Direct operating costs	250,877	261,497	(4.1)%
Adjusted gross profit (2)	170,686	178,792	(4.5)%
Selling, general and administrative	3,809	4,073	(6.5)%
Depreciation, amortization and impairment	201,272	98,607	104.1%
Operating income (loss)	$(34,395)	$76,112	NA
Capital expenditures	$69,127	$58,426	18.3%

Operating days – U.S. (3)	9,870	10,388	(5.0)%
Average revenue per operating day – U.S. (3)	$36.04	$36.43	(1.1)%
Average direct operating costs per operating day – U.S. (3)	$19.90	$20.23	(1.6)%
Average adjusted gross profit per operating day – U.S. (3)	$16.14	$16.19	(0.3)%
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
The decrease in operating days for our U.S. contract drilling business reflects a modest reduction in our rig count mainly due to merger and acquisition activity for certain customers.
Depreciation, amortization and impairment increased primarily due to a charge of $114 million related to the abandonment of 42 legacy, non-Tier-1 super-spec drilling rigs and related equipment. See Note 6 of Notes to unaudited condensed consolidated financial statements for additional information.
Capital expenditures increased primarily due to the timing of order placement and spending on committed deliveries that more heavily impacted the third quarter of 2024.

	Three Months Ended
	September 30,	June 30,	% Change
Completion Services (1)	2024	2024	Sequential

	(dollars in thousands)
Revenues	$831,567	$805,373	3.3%
Direct operating costs	703,809	653,240	7.7%
Adjusted gross profit (2)	127,758	152,133	(16.0)%
Selling, general and administrative	10,253	10,637	(3.6)%
Depreciation, amortization and impairment	140,930	138,693	1.6%
Impairment of goodwill	885,240	—	NA
Other operating income, net	—	(7,922)	(100.0)%
Operating income (loss)	$(908,665)	$10,725	NA
Capital expenditures	$86,755	$48,728	78.0%
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
Completion services direct operating costs increased disproportionately to the increase in revenues, which negatively impacted our adjusted gross profit. The higher direct operating costs resulted from unplanned gaps for several of our fleets, which impacted fixed cost leverage on those fleets.
During the three months ended September 30, 2024, we recorded an $885 million impairment charge to goodwill associated with our completion services reporting unit. See Note 7 of Notes to unaudited condensed consolidated financial statements for additional information.
Other operating income, net in the second quarter of 2024 was due to gain on legal settlement.
Capital expenditures increased due to the timing of order placement and spending on committed deliveries.

	Three Months Ended
	September 30,	June 30,	% Change
Drilling Products	2024	2024	Sequential

	(dollars in thousands)
Revenues	$89,102	$86,054	3.5%
Direct operating costs	47,144	46,147	2.2%
Adjusted gross profit (1)	41,958	39,907	5.1%
Selling, general and administrative	9,898	8,092	22.3%
Depreciation, amortization and impairment	22,924	23,176	(1.1)%
Operating income	$9,136	$8,639	5.8%
Capital expenditures	$16,309	$13,958	16.8%
(1)Adjusted gross profit is defined as revenues less direct operating costs (excluding depreciation, amortization and impairment expense). See Non-GAAP Financial Measures below for a reconciliation of GAAP gross profit to adjusted gross profit by segment.
Revenues and direct operating costs increased slightly primarily due to market share gains in our U.S. and Canadian markets.

	Three Months Ended
	September 30,	June 30,	% Change
Other	2024	2024	Sequential

	(dollars in thousands)
Revenues	$14,990	$16,478	(9.0)%
Direct operating costs	10,077	10,280	(2.0)%
Adjusted gross profit (1)	4,913	6,198	(20.7)%
Selling, general and administrative	156	253	(38.3)%
Depreciation, depletion, amortization and impairment	8,330	5,512	51.1%
Operating income (loss)	$(3,573)	$433	NA
Capital expenditures	$5,909	$9,213	(35.9)%
(1)Adjusted gross profit is defined as revenues less direct operating costs (excluding depreciation, depletion, amortization and impairment expense). See Non-GAAP Financial Measures below for a reconciliation of GAAP gross profit to adjusted gross profit by segment.
Revenue and direct operating costs decreased due to a lower volume of services provided by our oilfield rentals business.
Depreciation, depletion, amortization and impairment decreased primarily due to a $3.4 million impairment recorded in our oil and natural gas properties business during the third quarter of 2024.

	Three Months Ended
	September 30,	June 30,	% Change
Corporate	2024	2024	Sequential

	(dollars in thousands)
Selling, general and administrative	$41,580	$41,523	0.1%
Merger and integration expense	$6,699	$10,645	(37.1)%
Depreciation	$1,224	$1,650	(25.8)%
Other operating expense (income), net	$2,908	$(2,864)	NA
Credit loss expense	$721	$(273)	NA
Interest income	$745	$1,867	(60.1)%
Interest expense, net of amount capitalized	$(17,990)	$(17,913)	0.4%
Other income (expense)	$(716)	$224	NA
Capital expenditures	$2,487	$183	1,259.0%
Corporate activities were relatively flat between sequential quarters.
Other operating expense (income), net includes net gains or losses associated with the disposal of assets. Accordingly, the related gains or losses have been excluded from the results of specific segments. The $5.8 million change in other operating expense (income), net is primarily the result of gains on the disposal of assets in the second quarter of 2024 that did not recur in the third quarter.

Results of Operations
The following tables summarize results of operations by business segment for the nine months ended September 30, 2024 and September 30, 2023:

	Nine Months Ended
	September 30,	September 30,
Drilling Services (1)	2024	2023	% Change

	(dollars in thousands)
Revenues	$1,319,425	$1,456,161	(9.4%)
Direct operating costs	784,111	842,761	(7.0%)
Adjusted gross profit (2)	535,314	613,400	(12.7%)
Selling, general and administrative	11,761	11,810	(0.4%)
Depreciation, amortization and impairment	392,224	272,361	44.0%
Other operating income, net	—	(93)	(100.0%)
Operating income	$131,329	$329,322	(60.1%)
Capital expenditures	$210,346	$261,155	(19.5%)

Operating days – U.S. (3)	31,282	34,429	(9.1%)
Average revenue per operating day – U.S. (3)	$36.04	$36.23	(0.5%)
Average direct operating costs per operating day – U.S. (3)	$19.87	$19.25	3.2%
Average adjusted gross profit per operating day – U.S. (3)	$16.17	$16.98	(4.8%)
(1)Drilling services segment represents our contract drilling, directional drilling, oilfield technology and electrical controls and automation businesses.
(2)Adjusted gross profit is defined as revenues less direct operating costs (excluding depreciation, amortization and impairment expense). See Non-GAAP Financial Measures below for a reconciliation of GAAP gross margin to adjusted gross profit by segment.
(3)Operational data relates to our contract drilling business. A rig is considered to be operating if it is earning revenue pursuant to a contract on a given day.

Total revenues and direct operating costs decreased primarily due to a decrease in operating days in our contract drilling business within the United States. Average revenue per operating day remained relatively flat while average direct operating costs per operating day increased. The decline in operating days impacted the fixed cost leverage for U.S. drilling rigs during the nine months ended September 30, 2024.

The decrease in operating days for our U.S. contract drilling business reflects the industry-wide activity declines during the first nine months of 2024 due to increased drilling efficiencies and market consolidation.

Depreciation, amortization and impairment increased primarily due to a charge of $114 million related to the abandonment of 42 legacy, non-Tier-1 super-spec drilling rigs and related equipment. See Note 6 of Notes to unaudited condensed consolidated financial statements for additional information.
Capital expenditures decreased primarily due to reduced investment in our ancillary drilling services not included within our contract drilling business and timing of order placement.

	Nine Months Ended
	September 30,	September 30,
Completion Services (1)	2024	2023	% Change

	(dollars in thousands)
Revenues	$2,581,937	$1,003,083	157.4%
Direct operating costs	2,102,643	785,458	167.7%
Adjusted gross profit (2)	479,294	217,625	120.2%
Selling, general and administrative	31,854	12,388	157.1%
Depreciation, amortization and impairment	428,303	135,339	216.5%
Impairment of goodwill	885,240	—	NA
Other operating income, net	(17,792)	—	NA
Operating income (loss)	$(848,311)	$69,898	NA
Capital expenditures	$258,860	$107,529	140.7%
(1)Completion services represents the combination of well completion business from the NexTier merger and our legacy pressure pumping business.
(2)Adjusted gross profit is defined as revenues less direct operating costs (excluding depreciation, amortization and impairment expense). See Non-GAAP Financial Measures below for a reconciliation of GAAP gross margin to adjusted gross profit by segment.
The changes in the results of our completion services segment for the nine months ended September 30, 2024 as compared to September 30, 2023 can be primarily attributed to the NexTier merger, which closed on September 1, 2023. The NexTier merger had a material impact on our reported results of operations. The results for the nine months ended September 30, 2024 represent the combination of the well completion business from the NexTier merger and our legacy pressure pumping business. Due to the full integration of our legacy pressure pumping business into the NexTier legal entity in the first quarter of 2024, we are unable to provide a meaningful year-over-year comparison excluding the impact of the NexTier merger.
During the nine months ended September 30, 2024, we recorded an $885 million impairment charge to goodwill associated with our completion services reporting unit. See Note 7 of Notes to unaudited condensed consolidated financial statements for additional information.
Other operating income, net in 2024 was due to gain on legal settlements.

	Nine Months Ended
	September 30,	September 30,
Drilling Products	2024	2023	% Change

	(dollars in thousands)
Revenues	$265,129	$46,570	469.3%
Direct operating costs	141,921	32,071	342.5%
Adjusted gross profit (1)	123,208	14,499	749.8%
Selling, general and administrative	25,651	3,664	600.1%
Depreciation, amortization and impairment	73,282	17,075	329.2%
Operating income (loss)	$24,275	$(6,240)	NA
Capital expenditures	$45,853	$7,940	477.5%
(1)Adjusted gross profit is defined as revenues less direct operating costs (excluding depreciation, amortization and impairment expense). See Non-GAAP Financial Measures below for a reconciliation of GAAP gross margin to adjusted gross profit by segment.
The changes in the results of our drilling products segment for the nine months ended September 30, 2024 as compared to September 30, 2023 are attributable to the Ulterra acquisition, which closed on August 14, 2023. The results for the nine months ended September 30, 2023 included 45 days of operating results, and as such, there was no meaningful year-over-year comparison.
Direct operating costs and depreciation, amortization and impairment were approximately $4.8 million and $11.6 million higher than they would have otherwise been for the nine months ended September 30, 2024, respectively, as a result of the step up to fair value of our drill bits in accordance with purchase accounting. Direct operating costs and depreciation, amortization and impairment were approximately $6.4 million and $7.4 million higher than they would have otherwise been for the nine months ended September 30, 2023, respectively, as a result of the step up to fair value of our drill bits in accordance with purchase accounting.

	Nine Months Ended
	September 30,	September 30,
Other	2024	2023	% Change

	(dollars in thousands)
Revenues	$49,285	$56,325	(12.5)%
Direct operating costs	31,535	31,912	(1.2%)
Adjusted gross profit (1)	17,750	24,413	(27.3)%
Selling, general and administrative	649	656	(1.1%)
Depreciation, depletion, amortization and impairment	19,253	21,946	(12.3%)
Operating income (loss)	$(2,152)	$1,811	NA
Capital expenditures	$18,919	$18,387	2.9%
(1)Adjusted gross profit is defined as revenues less direct operating costs (excluding depreciation, depletion, amortization and impairment expense). See Non-GAAP Financial Measures below for a reconciliation of GAAP gross margin to adjusted gross profit by segment.
Revenue decreased due to a lower volume of services provided by our oilfield rentals business.
Depreciation, depletion, amortization and impairment decreased primarily due to a $6.2 million impairment recorded in our oil and natural gas business during the nine months ended September 30, 2023 compared to a $3.4 million impairment for the comparable period in 2024.

	Nine Months Ended
	September 30,	September 30,
Corporate	2024	2023	% Change

	(dollars in thousands)
Selling, general and administrative	$125,343	$80,407	55.9%
Merger and integration expense	$29,577	$78,128	(62.1%)
Depreciation	$4,212	$5,908	(28.7%)
Credit loss expense	$5,679	$—	NA
Other operating income, net	$(1,268)	$(9,901)	(87.2)%
Interest income	$4,801	$4,583	4.8%
Interest expense, net of amount capitalized	$54,238	$34,189	58.6%
Other income	$358	$3,191	(88.8)%
Capital expenditures	$4,058	$15,406	(73.7%)
Selling, general and administrative expense increased primarily due to the reorganization of acquired Ulterra and NexTier support personnel to corporate following the NexTier merger and the Ulterra acquisition.
Merger and integration expense decreased due to the timing of the NexTier merger and the Ulterra acquisition, which both closed in the third quarter of 2023.
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

Our effective income tax rate for the three months ended September 30, 2024 was 3.0%, compared with 60.5% for the three months ended June 30, 2024. The difference in effective income tax rates between the periods was primarily attributable to the impact of permanent differences against earnings between periods.

Our effective income tax rate for the nine months ended September 30, 2024 was (0.8)%, compared with 13.9% for the nine months ended September 30, 2023. The difference in effective income tax rates between the periods was primarily attributable to the impact of valuation allowances on deferred tax assets between periods, as well as the impact of permanent differences against earnings between periods.
We continue to monitor income tax developments in the United States and other countries where we have legal entities. We will incorporate into our future financial statements the impacts, if any, of future regulations and additional authoritative guidance when finalized.
Liquidity and Capital Resources
Our primary sources of liquidity are cash and cash equivalents, availability under our revolving credit facility and cash provided by operating activities. As of September 30, 2024, we had approximately $444 million in working capital, including $115 million of cash and cash equivalents, and approximately $613 million available under our revolving credit facility.
As part of the NexTier merger, we assumed the obligations of NexTier Completions Solutions Inc. (“NCS”) under a Master Loan and Security Agreement (as amended, the “Master Agreement”) with Caterpillar Financial Services Corporation. The Master Agreement allows NCS to enter into secured equipment financing term loans from time to time (the “Equipment Loans”). The Equipment Loans may be drawn in multiple tranches, with each loan evidenced by a separate promissory note. The Master Agreement and the Equipment Loans contain customary affirmative and negative covenants, including limitations on further encumbrance of the collateral other than the applicable loans under the Master Agreement. We were in compliance with these covenants at September 30, 2024. The Equipment Loans bear interest at a rate of 5.25% per annum, and we pay interest on the 1st of each month. The Equipment Loans will mature on June 1, 2025.
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
Loans under the Credit Agreement bear interest by reference, at our election, to the SOFR rate (subject to a 0.10% per annum adjustment) or base rate, in each case subject to a 0% floor. The applicable margin on SOFR rate loans varies from 1.00% to 2.00% and the applicable margin on base rate loans varies from 0.00% to 1.00%, in each case determined based on our credit rating. As of September 30, 2024, the applicable margin on SOFR rate loans was 1.75% and the applicable margin on base rate loans was 0.75%. A letter of credit fee is payable by us equal to the applicable margin for SOFR rate loans times the daily amount available to be drawn under outstanding letters of credit. The commitment fee rate payable to the lenders varies from 0.10% to 0.30% based on our credit rating.
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
The Credit Agreement contains representations, warranties, affirmative and negative covenants and events of default and associated remedies that we believe are customary for agreements of this nature, including certain restrictions on our ability and the ability of each of our subsidiaries to grant liens and on the ability of each of our non-guarantor subsidiaries to incur debt. If our credit rating is below investment grade at both Moody’s and S&P, we will become subject to a restricted payment covenant, which would generally require us to have a Pro Forma Debt Service Coverage Ratio (as defined in the Credit Agreement) greater than or equal to 1.50 to 1.00 immediately before and immediately after making any restricted payment. Restricted payments include, among other things, dividend payments, repurchases of our common stock, distributions to holders of our common stock or any other payment or other distribution to third parties on account of our or our subsidiaries’ equity interests. Our credit rating is currently investment grade at both credit rating agencies. The Credit Agreement also requires that our total debt to capitalization ratio, expressed as a percentage, not exceed 50% as of the last day of each fiscal quarter. The Credit Agreement generally defines the total debt to capitalization ratio as the ratio of (a) total borrowed money indebtedness to (b) the sum of such indebtedness plus consolidated net worth, with consolidated net worth determined as of the end of the most recently ended fiscal quarter. We were in compliance with these covenants at September 30, 2024.
On March 16, 2015, we entered into a Reimbursement Agreement (the “Reimbursement Agreement”) with The Bank of Nova Scotia (“Scotiabank”), pursuant to which we may from time to time request that Scotiabank issue an unspecified amount of letters of credit. As of September 30, 2024, we had $35.9 million in letters of credit outstanding under the Reimbursement Agreement.
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
We had $40.0 million of outstanding letters of credit at September 30, 2024, which was comprised of $35.9 million outstanding under the Reimbursement Agreement, $2.1 million outstanding under the Credit Agreement, and $1.9 million outstanding with financial institutions providing for short-term borrowing capacity, overdraft protection and bonding requirements. We maintain these letters of credit primarily for the benefit of various insurance companies as collateral for retrospective premiums and retained losses which could become payable under terms of the underlying insurance contracts and compliance with contractual obligations. These letters of credit expire annually at various times during the year and are typically renewed. As of September 30, 2024, no amounts had been drawn under the letters of credit. As of September 30, 2024, we had $35.0 million in surety bond exposure issued as financial assurance on an insurance agreement.
Our outstanding long-term debt at September 30, 2024 was $1.2 billion and consisted of $483 million of our 2028 Notes, $345 million of our 2029 Notes, $400 million of our 2033 Notes and $9.5 million of our Equipment Loans. We were in compliance with all covenants under the associated agreements and indentures at September 30, 2024.
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
A portion of our capital expenditures can be adjusted and managed by us to match market demand and activity levels. For the fourth quarter, we expect total capital expenditures of approximately $150 million.
We anticipate $16.5 million of expenditures for the remainder of 2024 related to various contractual obligations such as certain commitments to purchase proppants and lease liabilities.
The majority of these expenditures are expected to be used for normal, recurring items necessary to support our business.

During the nine months ended September 30, 2024, our sources of cash flow included:
•$860 million from operating activities, and
•$14.7 million in proceeds from the disposal of property and equipment.
During the nine months ended September 30, 2024, our uses of cash flow included:
•$538 million to make capital expenditures for the betterment and refurbishment of drilling services and completion services equipment and, to a much lesser extent, equipment for our other businesses, to acquire and procure equipment to support our drilling services, completion services, drilling products, and other operations,
•$270 million for repurchases of our common stock,
•$95.6 million to pay dividends on our common stock, and
•$36.6 million for finance lease payments.

We paid cash dividends during the nine months ended September 30, 2024 as follows:

	Per Share	Total
		(in thousands)
Paid on March 15, 2024	$0.08	$32,553
Paid on June 17, 2024	0.08	31,815
Paid on September 16, 2024	0.08	31,225
	$0.24	$95,593
On October 23, 2024, our Board of Directors approved a cash dividend on our common stock in the amount of $0.08 per share to be paid on December 16, 2024 to holders of record as of December 2, 2024. The amount and timing of all future dividend payments, if any, are subject to the discretion of the Board of Directors and will depend upon business conditions, results of operations, financial condition, terms of our debt agreements and other factors. Our Board of Directors may, without advance notice, reduce or suspend our dividend to improve our financial flexibility and position our company for long-term success. There can be no assurance that we will pay a dividend in the future.
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
In September 2013, our Board of Directors approved a stock buyback program. In February 2024, our Board of Directors approved an increase of the authorization under the stock buyback program to allow for an aggregate of $1.0 billion of future share repurchases. All purchases executed to date have been through open market transactions. Purchases under the buyback program are made at management’s discretion, at prevailing prices, subject to market conditions and other factors. Purchases may be made at any time without prior notice. There is no expiration date associated with the buyback program. As of September 30, 2024, we had remaining authorization to purchase approximately $780 million of our outstanding common stock under the stock buyback program. Shares of stock purchased under the buyback program are held as treasury shares.
Treasury stock acquisitions during the nine months ended September 30, 2024 were as follows (dollars in thousands):

	Shares	Cost
Treasury shares at beginning of period	105,580,011	$1,657,675
Purchases pursuant to stock buyback program	24,020,777	259,247
Acquisitions pursuant to long-term incentive plans (1)	1,202,720	12,977
Treasury shares at end of period	130,803,508	$1,929,899
(1)We withheld 1,202,720 shares during the nine months ended September 30, 2024 with respect to employees’ tax withholding obligations upon the vesting of restricted stock units. These shares were acquired at fair market value. These acquisitions were made pursuant to the terms of the Patterson-UTI Energy, Inc. 2021 Long-Term Incentive Plan, as amended, the NexTier Oilfield

Solutions Inc. Equity and Incentive Award Plan and the NexTier Oilfield Solutions Inc. (Former C&J Energy) Management Incentive Plan and not pursuant to the stock buyback program.
Commitments — As of September 30, 2024, we had commitments to purchase major equipment totaling approximately $67.2 million. Our completion services segment has entered into agreements to purchase minimum quantities of proppants from certain vendors. As of September 30, 2024, the remaining minimum obligation under these agreements was approximately $21.5 million, of which approximately $4.8 million, $14.3 million, and $2.4 million relate to the remainder of 2024, 2025 and 2026, respectively.
See Note 10 of Notes to unaudited condensed consolidated financial statements for additional information on our current commitments and contingencies as of September 30, 2024.
Operating lease liabilities totaled $50.6 million and finance lease liabilities totaled $32.7 million as of September 30, 2024.
Trading and Investing — We have not engaged in trading activities that include high-risk securities, such as derivatives and non-exchange traded contracts. We invest cash primarily in highly liquid, short-term investments such as overnight deposits and money market accounts.
Non-GAAP Financial Measures
Adjusted EBITDA
Adjusted earnings before interest, taxes, depreciation and amortization (“Adjusted EBITDA”) is not defined by accounting principles generally accepted in the United States of America (“GAAP”). We define Adjusted EBITDA as net income plus income tax expense (benefit), net interest expense, depreciation, depletion, amortization and impairment expense (including impairment of goodwill) and merger and integration expense. We present Adjusted EBITDA as a supplemental disclosure because we believe it provides to both management and investors additional information with respect to the performance of our fundamental business activities and a comparison of the results of our operations from period to period and against our peers without regard to our financing methods or capital structure. We exclude the items listed above from net income in arriving at Adjusted EBITDA because these amounts can vary substantially from company to company within our industry depending upon accounting methods and book values of assets, capital structures and the method by which the assets were acquired. Adjusted EBITDA should not be construed as an alternative to the GAAP measure of net income (loss). Our computations of Adjusted EBITDA may not be the same as similarly titled measures of other companies. Set forth below is a reconciliation of the non-GAAP financial measure of Adjusted EBITDA to the GAAP financial measure of net income (loss).

	Three Months Ended		Nine Months Ended
	September 30,	June 30,	September 30,
	2024	2024	2024	2023

	(in thousands)
Net income (loss)	$(978,334)	$11,621	$(915,007)	$184,014
Income tax expense (benefit)	(30,256)	17,785	7,526	29,820
Net interest expense	17,245	16,046	49,437	29,606
Depreciation, depletion, amortization and impairment	374,680	267,638	917,274	452,629
Impairment of goodwill	885,240	—	885,240	—
Merger and integration expense	6,699	10,645	29,577	78,128
Adjusted EBITDA	$275,274	$323,735	$974,047	$774,197

Adjusted Net Income (Loss) and Adjusted Earnings Per Share
Adjusted net income (loss) and adjusted earnings per share are not defined by GAAP. We define adjusted net income (loss) as net income (loss) attributable to common stockholders as reported, excluding merger and integration expense, impairment of goodwill and asset abandonment, less income tax benefit. We present adjusted net income (loss) and adjusted earnings per share in order to convey to investors our performance on a basis that, by excluding the items listed above, is more comparable to our net income (loss) and earnings per share reported in previous periods. Adjusted net income (loss) and adjusted earnings per share should not be construed as an alternative to GAAP net loss and earnings per share. Adjusted net income (loss) and adjusted earnings per share for the three and nine months ended September 30, 2024 were as follows (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,	June 30,	September 30,
	2024	2024	2024	2023

	(in thousands, except per share amounts)
Net income (loss) attributable to common stockholders (GAAP)	$(978,761)	$11,077	$(916,449)	$184,342
Merger and integration expense	6,699	10,645	29,577	78,128
Impairment of goodwill	885,240	—	885,240	—
Asset abandonment	114,031	—	114,031	—
Tax impact on non-GAAP adjustments	(25,353)	(2,235)	(30,158)	(12,544)
Adjusted net income attributable to common stockholders (Non-GAAP)	$1,856	$19,487	$82,241	$249,926

BASIC EPS:
Adjusted net income attributable to common stockholders (Non-GAAP)	$1,856	$19,487	$82,241	$249,926
Weighted average number of common shares outstanding, excluding non-vested restricted stock units	391,732	399,558	399,795	233,631
Basic adjusted net income per common share (Non-GAAP)	$0.00	$0.05	$0.21	$1.07

DILUTED EPS:
Adjusted net income attributable to common stockholders (Non-GAAP)	$1,856	$19,487	$82,241	$249,926
Weighted average number of common shares outstanding, excluding non-vested restricted stock units	391,732	399,558	399,795	234,488
Diluted adjusted net income per common share (Non-GAAP)	$0.00	$0.05	$0.21	$1.07

Adjusted Gross Profit
We define “Adjusted gross profit” as revenues less direct operating costs (excluding depreciation, depletion, amortization and impairment expense, which does not include impairment of goodwill). Adjusted gross profit is included as a supplemental disclosure because it is a useful indicator of our operating performance.

	Drilling Services	Completion Services	Drilling Products	Other
	(in thousands)
For the three months ended September 30, 2024
Revenues	$421,563	$831,567	$89,102	$14,990
Less direct operating costs	(250,877)	(703,809)	(47,144)	(10,077)
Less depreciation, depletion, amortization and impairment (1)	(201,272)	(140,930)	(22,924)	(8,330)
GAAP gross profit	(30,586)	(13,172)	19,034	(3,417)
Depreciation, depletion, amortization and impairment (1)	201,272	140,930	22,924	8,330
Adjusted gross profit	$170,686	$127,758	$41,958	$4,913

For the three months ended June 30, 2024
Revenues	$440,289	$805,373	$86,054	$16,478
Less direct operating costs	(261,497)	(653,240)	(46,147)	(10,280)
Less depreciation, depletion, amortization and impairment (1)	(98,607)	(138,693)	(23,176)	(5,512)
GAAP gross profit	80,185	13,440	16,731	686
Depreciation, depletion, amortization and impairment (1)	98,607	138,693	23,176	5,512
Adjusted gross profit	$178,792	$152,133	$39,907	$6,198

For the nine months ended September 30, 2024
Revenues	$1,319,425	$2,581,937	$265,129	$49,285
Less direct operating costs	(784,111)	(2,102,643)	(141,921)	(31,535)
Less depreciation, depletion, amortization and impairment (1)	(392,224)	(428,303)	(73,282)	(19,253)
GAAP gross profit	143,090	50,991	49,926	(1,503)
Depreciation, depletion, amortization and impairment (1)	392,224	428,303	73,282	19,253
Adjusted gross profit	$535,314	$479,294	$123,208	$17,750

For the nine months ended September 30, 2023
Revenues	$1,456,161	$1,003,083	$46,570	$56,325
Less direct operating costs	(842,761)	(785,458)	(32,071)	(31,912)
Less depreciation, depletion, amortization and impairment (1)	(272,361)	(135,339)	(17,075)	(21,946)
GAAP gross profit	341,039	82,286	(2,576)	2,467
Depreciation, depletion, amortization and impairment (1)	272,361	135,339	17,075	21,946
Adjusted gross profit	$613,400	$217,625	$14,499	$24,413
(1)Depreciation, depletion, amortization and impairment expense excludes impairment of goodwill.
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

Impairment of long-lived assets — We review our long-lived assets, including property and equipment and definite-lived intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amounts of certain assets may not be recovered over their estimated remaining useful lives (“triggering events”). In connection with this review, assets are grouped at the lowest level at which identifiable cash flows are largely independent of other asset groupings. We estimated future cash flows over the life of the respective assets or asset groupings in our assessment of its recoverability. These estimates of cash flows were based on historical trends in the industry as well as our expectations regarding the continuation of these trends in the future. As of September 30, 2024, no impairment was indicated for our long-lived tangible or definite-lived intangible assets.
While we believe our judgments and assumptions are reasonable, geopolitical instability, global or regional decreases in the demand of our services and products, or other unforeseen macroeconomic considerations could negatively impact the expected cash flows used in our recoverability tests on our asset groups. Such changes could result in impairment charges in the future, which could be material to our results of operations and financial statements as a whole.
Goodwill — We assess goodwill at least annually on July 31, or more frequently when events and circumstances occur indicating recorded goodwill may be impaired. Goodwill is tested at the reporting unit level, which is at or one level below our operating segments. We determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value after considering qualitative, market and other factors, and if that is the case, any necessary goodwill impairment is determined using a quantitative impairment test. If the resulting fair value of goodwill is less than the carrying value of goodwill, an impairment loss would be recognized for the amount of the shortfall. The fair value of a reporting unit is determined using significant unobservable inputs, or level 3 in the fair value hierarchy. These inputs are based on internal management estimates, forecasts, and significant judgment.
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
Negative market indicators such as lower industry-wide drilling rig and pressure pumping fleet count forecasts, increased volatility and pricing declines in the pressure pumping market, and continued efficiency gains and technology advancements reducing operating days have led to our reduced outlook for activity. We viewed the reduction in activity forecasts combined with the recent decline in the market price of our common stock as a triggering event that warranted a quantitative assessment for goodwill impairment.
We estimated the fair value of the drilling products reporting unit in our drilling products operating segment and the completion services reporting unit in our completion services operating segment using the income approach. Under this approach, we used a discounted cash flow model, which utilizes present values of cash flows to estimate fair value. Forecasted cash flows reflected known market conditions in the third quarter of 2024 and management’s anticipated business outlook for each reporting unit. Future cash flows were projected based on estimates of revenue, gross profit, selling, general and administrative expense, changes in working capital, and capital expenditures. The terminal period used within the discounted cash flow model for each reporting unit consisted of a 1% growth estimate. Future cash flows were then discounted using a market-participant, risk-adjusted weighted average cost of capital of 10.25% for the drilling products reporting unit and 10.75% for the completion services reporting unit. Financial and credit market volatility directly impacts our fair value measurement through the weighted average cost of capital used to determine a discount rate. During times of volatility, significant judgment must be applied to determine whether credit market changes are a short-term or long-term trend.
We estimated the fair value of the cementing services reporting unit in our completion services operating segment using a market approach. The market approach was based on trading multiples of earnings before interest, taxes, depreciation and amortization for companies comparable to the cementing services reporting unit.
The forecast for the completion services reporting unit assumed lower activity in 2025 compared to average activity levels for full year 2024 and increases in estimated activity of 2% to 8% beginning in 2026 through 2029. Those estimates were based on future drilling rig and pressure pumping fleet count forecasts during the third quarter of 2024 and estimated market share. Additionally, the forecast reflected the expectation that industry-wide pricing pressure will persist within the completions market and continue to compress adjusted gross profit. These factors negatively impacted the estimated value of the reporting unit.
Based on the results of the quantitative assessment, the fair value of the completion services reporting unit was less than its carrying value. Accordingly, we recorded an $885 million impairment charge to goodwill for the completion services reporting unit during the third quarter of 2024.
The forecast for the drilling products reporting unit assumed continued growth domestically as well as in international markets. Geopolitical instability in regions in which we expect to maintain and grow market share, a global decrease in the demand of drilling products, or other unforeseen macroeconomic considerations could negatively impact the key assumptions used in our goodwill assessment for our drilling products reporting unit.
Based on the results of the goodwill impairment tests, the fair values of the drilling products and cementing services reporting units exceeded their carrying values by approximately 13% and 73%, respectively. Accordingly, no impairment was recorded for the drilling products and cementing services reporting units.
Assuming all changes are isolated, a decrease of 100 bps in our long-term revenue growth rate for our drilling products reporting unit would reduce our estimated fair value by approximately 5%, while a 100 bps increase to our discount rate would reduce our estimated fair value by approximately 10%.
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
Volatility of Oil and Natural Gas Prices and its Impact on Operations and Financial Condition

Our revenues, profitability and cash flows are highly dependent upon prevailing prices for oil and natural gas and expectations about future prices. The current demand for equipment and services remains dependent on macro conditions, including commodity prices, geopolitical environment, inflationary pressures, economic conditions in the United States and elsewhere, as well as customer consolidation and focus by exploration and production companies and service companies on capital returns. Commodity price volatility in the second quarter of 2023 resulted in a decline in industry activity; commodity prices subsequently increased during the third quarter before declining in the fourth quarter of 2023. Oil prices increased during the first quarter of 2024, moderately fluctuated during the second quarter of 2024 and declined in the third quarter of 2024. While natural gas prices declined significantly during the first quarter of 2024, natural gas prices increased slightly during the second quarter of 2024 and moderately fluctuated during the third quarter of 2024. Oil prices averaged $76.43 per barrel the third quarter of 2024, as compared to $81.81 per barrel in the second quarter of 2024. Natural gas prices (based on the Henry Hub Spot Market Price) averaged $2.11 per MMBtu in the third quarter of 2024 as compared to an average of $2.07 per MMBtu in the second quarter of 2024.
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
As of September 30, 2024, we would have had exposure to interest rate market risk associated with any outstanding borrowings and letters of credit that we had under the Credit Agreement and amounts owed under the Reimbursement Agreement.
Loans under the Credit Agreement bear interest by reference, at our election, to the SOFR rate (subject to a 0.10% per annum adjustment) or base rate, in each case subject to a 0% floor. The applicable margin on SOFR rate loans varies from 1.00% to 2.00% and the applicable margin on base rate loans varies from 0.00% to 1.00%, in each case determined based on our credit rating. As of September 30, 2024, the applicable margin on SOFR rate loans was 1.75% and the applicable margin on base rate loans was 0.75%. A letter of credit fee is payable by us equal to the applicable margin for SOFR rate loans times the daily amount available to be drawn under outstanding letters of credit. The commitment fee rate payable to the lenders varies from 0.10% to 0.30% based on our credit rating. As of September 30, 2024, we had $2.1 million in letters of credit outstanding under the Credit Agreement and, as a result, had available borrowing capacity of approximately $613 million at that date.
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
Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10‑Q. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of September 30, 2024.
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
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
The table below sets forth the information with respect to purchases of our common stock made by us during the quarter ended September 30, 2024.

Period Covered	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (in thousands) (2)
July 2024	1,104,423	$10.29	1,098,805	$807,976
August 2024	2,623,234	$9.20	2,600,000	$784,060
September 2024	527,045	$8.78	500,000	$779,655
Total	4,254,702		4,198,805
(1)We withheld 55,897 shares during the third quarter of 2024 with respect to employees’ tax withholding obligations upon the vesting of restricted stock units. These shares were acquired at fair market value. These acquisitions were made pursuant to the terms of the Patterson-UTI Energy, Inc. 2021 Long-Term Incentive Plan, as amended, the NexTier Oilfield Solutions Inc. Equity and Incentive Award Plan and the NexTier Oilfield Solutions Inc. (Former C&J Energy) Management Incentive Plan, and not pursuant to the stock buyback program.
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
ITEM 5. Other Information
(c)During the three months ended September 30, 2024, no director or officer of the Company adopted or terminated any trading arrangements for the sale of shares of our common stock.

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

10.1+
Letter Agreement, dated August 27, 2024, by and between Patterson-UTI Energy, Inc. and James M. Holcomb (filed September 3, 2024 as Exhibit 10.1 to our Current Report on Form 8-K and incorporated herein by reference).

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, has been formatted in Inline XBRL.

*	filed herewith.
**	furnished herewith.
+	management contact or compensatory plan.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PATTERSON-UTI ENERGY, INC.

	By:	/s/ C. Andrew Smith
C. Andrew Smith
Executive Vice President and
Chief Financial Officer
(Principal Financial and Accounting Officer and Duly Authorized Officer)

Date: October 28, 2024