Form 10-K
period 2024-12-31
PATTERSON UTI ENERGY INC
filed 2025-02-11
CIK 889900

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2024, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $4.0 billion, calculated by reference to the closing price of $10.36 for the common stock on the Nasdaq Global Select Market on that date.
As of February 5, 2025, the registrant had outstanding 386,390,297 shares of common stock, $0.01 par value, its only class of common stock.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for the 2025 Annual Meeting of Stockholders are incorporated by reference into Part III of this report.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K (this “Report”) and other public filings, press releases and presentations by us contain “forward-looking statements” within the meaning of the Securities Act of 1933, as amended (the “Securities Act”), the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995, as amended. As used in this Report, “we,” “us,” “our,” “ours” and like terms refer collectively to Patterson-UTI Energy, Inc. and its consolidated subsidiaries. Patterson-UTI Energy, Inc. conducts its operations through its wholly-owned subsidiaries and has no employees or independent business operations. These forward-looking statements involve risk and uncertainty. These forward-looking statements include, without limitation, statements relating to: liquidity; revenue, cost and margin expectations and backlog; financing of operations; oil and natural gas prices; rig counts and frac spreads; source and sufficiency of funds required for building new equipment, upgrading existing equipment and acquisitions (if opportunities arise); demand and pricing for our services; competition; equipment availability; government regulation; legal proceedings; debt service obligations; impact of inflation and economic downturns; and other matters. Our forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts and often use words such as “anticipate,” “believe,” “budgeted,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “pursue,” “should,” “strategy,” “target,” or “will,” or the negative thereof and other words and expressions of similar meaning. The forward-looking statements are based on certain assumptions and analyses we make in light of our experience and our perception of historical trends, current conditions, expected future developments and other factors we believe are appropriate in the circumstances.
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
•complications with the design or implementation of our new enterprise resource planning system;

•governmental regulation, including climate legislation, regulation and other related risks;
•environmental, social and governance practices, including the perception thereof;
•environmental risks and ability to satisfy future environmental costs;
•technology-related disputes;
•legal proceedings and actions by governmental or other regulatory agencies;
•changes to tax, tariff and import/export regulations and sanctions by the United States or other countries;
•the ability to effectively identify and enter new markets or pursue strategic acquisitions;
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
Drilling Services
Our contract drilling business operates in the continental United States and internationally in Colombia and Ecuador and, from time to time, we pursue contract drilling opportunities in other select markets. We also provide a comprehensive suite of directional drilling services in most major producing onshore oil and natural gas basins in the United States, and we provide services that improve the statistical accuracy of wellbore placement for directional and horizontal wells. We also service and re-certify equipment for drilling contractors, and we provide electrical controls and automation to the energy, marine and mining industries, in North America and other select markets.
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
Drilling Products
We serve the energy and mining markets by manufacturing and distributing drill bits throughout North America and internationally in over 30 countries. Our drilling equipment is used in oil and natural gas exploration and production and in mining operations. We have manufacturing and repair facilities located in Fort Worth, Texas, Leduc, Alberta and Saudi Arabia and repair facilities located in Argentina, Colombia and Oman.
Other
Other consists of our oilfield rentals business, with a fleet of premium oilfield rental tools, along with the results of our ownership, as a non-operating working interest owner, in oil and natural gas assets located in Texas and New Mexico.

Recent Developments
Recent Developments in Market Conditions — Quarterly average oil prices and our quarterly average number of rigs operating in the United States for 2022, 2023 and 2024 are as follows:

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
2022
Average oil price per Bbl (1)	$94.45	$108.72	$93.18	$82.79
Average rigs operating per day – U.S. (2)	115	121	128	131
2023
Average oil price per Bbl (1)	$75.93	$73.54	$82.25	$78.53
Average rigs operating per day – U.S. (2)	131	128	120	118
2024
Average oil price per Bbl (1)	$77.50	$81.81	$76.43	$70.73
Average rigs operating per day – U.S. (2)	121	114	107	105
(1)The average oil price represents the average monthly West Texas Intermediate (WTI) spot price as reported by the United States Energy Information Administration.
(2)A rig is considered to be operating if it is earning revenue pursuant to a contract on a given day.
Our revenues, profitability and cash flows are highly dependent upon prevailing prices for oil and natural gas and expectations about future prices, and upon our customers’ ability to access, and willingness to deploy, capital to fund their operating and capital expenditures. Commodity prices have historically been volatile, but have been relatively range-bound since the end of 2022. The current demand for equipment and services remains impacted by macro conditions, including commodity prices, geopolitical environment, inflationary pressures, economic conditions in the United States and elsewhere, as well as customer consolidation and focus by exploration and production companies and service companies on capital returns. Oil prices averaged $70.73 per barrel in the fourth quarter of 2024 and closed at $73.52 per barrel on February 3, 2025. Natural gas prices (based on the Henry Hub Spot Market Price) averaged $2.45 per MMBtu in the fourth quarter of 2024 and closed at $3.30 per MMBtu on February 3, 2025.
In our drilling services segment, our average active rig count in the United States for the fourth quarter of 2024 was 105 rigs. This was a decrease from our average active rig count for the third quarter of 2024 of 107 rigs. Our active rig count in the United States at December 31, 2024 of 103 rigs was less than the rig count of 121 rigs at December 31, 2023, reflecting the industry-wide activity declines due to increased drilling efficiencies and market consolidation. We expect our rig count in the United States will average 106 rigs in the first quarter of 2025. Term contracts help support our operating rig count. Based on contracts in place in the United States as of February 5, 2025, we expect an average of 64 rigs operating under term contracts during the first quarter of 2025 and an average of 40 rigs operating under term contracts during 2025.
During the fourth quarter of 2024, our completion services segment was impacted by several long-term dedicated customers reducing sequential completion activity after meeting their annual production targets. We expect a seasonal uptick in activity during the first quarter as customer budgets reset with the start of the new year.
Activity in our drilling products segment was relatively steady in 2024 compared to the prior year. Drilling products demand is expected to remain steady through the first quarter, given the expectation for a steady U.S. market and continued growth in international markets.
Our 2025 capital expenditure forecast is approximately $600 million.
Recent Developments in Joint Ventures, Business Combinations and Financial Matters — In December 2024, one of our subsidiaries closed a previously announced joint venture with subsidiaries of ADNOC Drilling and SLB. Our subsidiary holds a 15 percent interest in a newly created company named Turnwell Industries, which has been awarded a contract to drill and complete 144 unconventional wells for ADNOC. In exchange for the minority equity interest, we are providing unconventional drilling and completion expertise to Turnwell, as well as a limited cash contribution to fund our portion of initial working capital.
On September 1, 2023, we completed our merger (the “NexTier merger”) with NexTier Oilfield Solutions Inc. (“NexTier”), a predominately U.S. land-focused oilfield service provider, with a diverse set of well completion and production services across a variety of active basins Each share of common stock of NexTier issued and outstanding immediately prior to the effective time (including outstanding restricted shares) was converted into the right to receive 0.752 shares of our common stock, which based on the closing price of our common stock of $14.91 on September 1, 2023, valued the transaction at approximately $2.8 billion, including the assumption of debt.
On August 14, 2023, we completed our acquisition (the “Ulterra acquisition”) of Ulterra Drilling Technologies, L.P. (“Ulterra”), a global provider of specialized drill bit solutions. Total consideration for the acquisition included the issuance of 34.9 million shares of our common stock and payment of approximately $373 million of cash (after purchase price adjustments), which based on the closing price of our common stock of $14.94 on August 14, 2023, valued the transaction at closing at approximately $894 million.
On September 13, 2023, we completed the offering of $400 million in aggregate principal amount of 7.15% Senior Notes due 2033 (the “2033 Notes”). The net proceeds before offering expenses were approximately $396 million, which we used to repay amounts outstanding under our Prior Credit Agreement (as defined below).
On January 31, 2025, we entered into the Second Amended and Restated Credit Agreement with the lenders party thereto and Wells Fargo Bank, National Association, as administrative agent, and the other parties thereto (the “Credit Agreement”). The Credit Agreement amended and restated our Amended and Restated Credit Agreement dated as of March 27, 2018 (as amended, restated, supplemented or otherwise modified at December 31, 2024, the “Prior Credit Agreement”). The commitments under the Credit Agreement are $500 million, and the loans and commitments under the Credit Agreement mature on January 31, 2030.
The Credit Agreement provides for a committed senior unsecured credit facility that permits aggregate revolving credit borrowings of up to $500 million, with a letter of credit sub-facility of $100 million and a swing line sub-facility that, at any time outstanding, is limited to the lesser of $50 million and the amount of the swing line provider’s unused commitment. Subject to customary conditions, we may request that the lenders’ aggregate commitments be increased by up to $200 million, not to exceed total commitments of $700 million. For a description of the Credit Agreement, see “Liquidity and Capital Resources” included in Part II, Item 7— “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Report.
As of December 31, 2024, we had no borrowings outstanding under our Prior Credit Agreement. We had $2.1 million in letters of credit outstanding under the Prior Credit Agreement at December 31, 2024 and, as a result, had available borrowing capacity of approximately $613 million under the Prior Credit Agreement at that date.
Industry Segments
Our revenues, operating income and loss and identifiable assets are primarily attributable to three industry segments:
•drilling services,
•completion services, and
•drilling products.
Drilling Services Operations
General — We provide our contract drilling services to oil and natural gas operators in the United States, Colombia and Ecuador. As of December 31, 2024, we had 152 marketed land-based drilling rigs based in the following regions:

Region	Number of Rigs
West Texas	70
Appalachia	21
Oklahoma	16
Rockies	15
South Texas	11
East Texas	11
Colombia	7
Ecuador	1
Total	152
All of these drilling rigs are electric rigs. An electric rig converts the power from its diesel or natural gas engines into electricity to power the rig. The U.S. land rig industry has in recent years referred to certain high specification rigs as “super-spec” rigs, which we consider to be at least a 1,500 horsepower, AC-powered rig that has at least a 750,000-pound hookload, a 7,500-psi circulating system, and is pad-capable. Due to evolving customer preferences, we refer to certain premium rigs as “Tier-1, super-spec” rigs, which we consider as being a super-spec rig that also has a third mud pump and raised drawworks that allows for more clearance underneath the rig floor. As of December 31, 2024, we had 135 Tier-1, super-spec rigs.
We also have a substantial inventory of drill pipe and drilling rig components, which may be used in the activation of additional drilling rigs or as upgrades or replacement parts for marketed rigs.
Drilling rigs are typically equipped with engines, drawworks, top drives, masts, pumps to circulate the drilling fluid, blowout preventers, drill pipe and other related equipment. Over time, components on a drilling rig are replaced or rebuilt. We invest significant funds each year as part of a program to modify, upgrade and maintain our drilling rigs. We have addressed our customers’ needs for drilling horizontal wells in shale and other unconventional resource plays by improving the capabilities of our drilling fleet. Over the years, we have made performance and safety improvements to our rig fleet. Our APEX® rigs are AC-powered electric rigs with high pressure mud systems, walking systems and increased hookload capacity. During fiscal years 2024, 2023 and 2022, we spent approximately $265 million, $335 million, and $272 million, respectively, on capital expenditures in our Drilling Services operations.
Depth and complexity of the well, drill site conditions and the number of wells to be drilled on a pad are the principal factors in determining the specifications of the rig selected for a particular job.
Our contract drilling operations depend on the availability of drill pipe, replacement parts and other related rig equipment, fuel and other materials and qualified personnel. Some of these have been in short supply from time to time.
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
Contract Drilling Activity — Information regarding our contract drilling activity for the last three years follows:

	Year Ended December 31,
	2024	2023	2022
Average rigs operating per day – U.S. (1)	112	124	124
Number of wells drilled during the year – U.S.	2,376	2,530	2,489
Number of operating days – U.S.	40,899	45,270	45,216
(1)A rig is considered to be operating if it is earning revenue pursuant to a contract on a given day.
Rig Fleet Evaluation — On a periodic basis, we evaluate our fleet of drilling rigs for marketability based on the condition of inactive rigs, expenditures that would be necessary to bring inactive rigs to working condition and the expected demand for drilling services by rig type. The components comprising rigs that will no longer be marketed are evaluated, and those components with continuing utility to our other marketed rigs are transferred to other rigs or to our yards to be used as spare equipment. The remaining components of these rigs are retired. During the third quarter of 2024, we identified 42 legacy, non-Tier-1 super-spec drilling rigs and related equipment to be abandoned. Based on the strong customer preference across the industry for Tier-1 super-spec drilling rigs, in addition to efficiency gains and technology advancements that have reduced the total number of rigs needed for the U.S. drilling market, we believe the 42 rigs that were abandoned had limited commercial opportunity. Accordingly, we recorded a charge of $114 million related to this abandonment during the third quarter of 2024. No similar charges were incurred in 2022 or 2023.
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
Directional Drilling — We generally utilize our own proprietary downhole motors and equipment to provide a comprehensive suite of directional drilling services, including directional drilling, measurement-while-drilling (“MWD”) and supply and rental of downhole performance motors, such as our Mpact® drilling motors, and MWD equipment, such as our Mpower™ MWD systems. Our customers primarily consist of oil and natural gas operators in the United States.
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
Hydraulic Fracturing — Hydraulic fracturing services are performed to enhance production of oil and natural gas from formations with low permeability and restricted flow of hydrocarbons. The process of hydraulic fracturing involves pumping a highly viscous, pressurized fracturing fluid, typically a mixture of water, chemicals and proppant, into a well casing or tubing in order to fracture underground mineral formations. These fractures release trapped hydrocarbon particles and free a channel for the oil or natural gas to flow freely to the wellbore for collection. Fracturing fluid mixtures include proppant that becomes lodged in the cracks created by the hydraulic fracturing process, “propping” them open to facilitate the flow of hydrocarbons upward through the well. To address evolving customer preferences for emissions-reducing equipment, we have invested in natural gas-powered equipment, including our 100% natural gas-powered Emerald™ line of hydraulic fracturing equipment.
Completion Support Services — Our Power Solutions business is an integrated natural gas treatment and delivery solution, which focuses on gas sourcing, compression, transport, decompression, treatment and related services for oilfield service operations. We believe this integration solution assists our customers by reducing emissions at the wellsite and throughout their operations. As part of our wellsite integration strategy to provide and integrate a variety of services for our customers at the wellsite to maximize efficiencies and profitability, in 2022, we acquired sand hauling, wellsite storage, and last mile logistics assets. The assets acquired were combined with our existing last mile logistics assets to create a leading player in the delivery and storage of proppant at the wellsite.
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
Materials — Our completion services operations require the use of acids, chemicals, proppants, fluid supplies and other materials, any of which can be in short supply, including severe shortages, from time to time, and can be subject to significant price volatility. We purchase these materials from various suppliers. These purchases are made in the spot market or pursuant to other arrangements that may or may not cover all of our required supply. These supply arrangements sometimes require us to purchase the supply or pay liquidated damages if we do not purchase the material. Given the limited number of suppliers of certain of our materials, we may not always be able to make alternative arrangements if we are unable to reach an agreement with a supplier for delivery of any particular material or should one of our suppliers, including trucking companies, fail to timely deliver our materials.
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
We periodically evaluate our drill bits for marketability based on the condition of inactive equipment, expenditures that would be necessary to bring the equipment to working condition and the expected demand for such equipment. The components of equipment that will no longer be marketed are evaluated, and those components with continuing utility will be used as parts to support active equipment. The remaining components of this equipment are retired. We had no impairment related to the marketability of our equipment during 2024.
Other Operations
Our oilfield rentals business has a fleet of premium rental tools and equipment and provides specialized services for land-based oil and natural gas drilling, completion and workover activities in many of the major producing oil and natural gas basins in the United States. In addition, we own and invest, as a non-operating working interest owner, in oil and natural gas assets that are primarily located in Texas and New Mexico.

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
Customers
Our customer base includes major, independent and other oil and natural gas operators. With respect to our consolidated operating revenues in 2024, we received approximately 53% from our ten largest customers and approximately 38% from our five largest customers. During 2024, one customer accounted for approximately $605 million, or approximately 11%, of our consolidated operating revenues. The loss of, or reduction in business from, one or more of our larger customers could have a material adverse effect on our business, financial condition, cash flows and results of operations.
Backlog
We maintain a backlog of commitments for contract drilling services under term contracts, which we define as contracts with a duration of six months or more. Our contract drilling backlog in the United States as of December 31, 2024 and 2023 was approximately $426 million and $700 million, respectively. Approximately 7.1% of our contract drilling backlog in the United States at December 31, 2024 is reasonably expected to remain after 2025. See Note 3 of Notes to consolidated financial statements in Item 8 of this Report and “Item 1A. Risk Factors – Our current backlog of contract drilling revenue may decline and may not ultimately be realized, as fixed-term contracts may in certain instances be terminated without an early termination payment” for information pertaining to backlog.
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
Some of our key human capital areas of focus include:
Employees – We had approximately 9,200 full-time employees as of January 31, 2025. The number of employees fluctuates depending on the current and expected demand for our services. We consider our employee relations to be satisfactory. None of our U.S. employees are represented by a union. Although some of our Colombian employees may be union members, we have not entered into any collective bargaining arrangements with the unions with which those employees are affiliated.
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
All employees are educated annually on our commitment to a respectful workplace for all to ensure they understand their role as they engage with co-workers.
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
Government and Environmental Regulation
Our operations and facilities are subject to numerous federal, state, foreign, regional and local laws, rules and regulations related to various aspects of our business and the oil and natural gas industry including:
•drilling of oil and natural gas wells,
•hydraulic fracturing, wireline and pumping, completion support and cementing,
•provision of specialized drill bit solutions,
•directional drilling services,
•services that improve the accuracy of directional and horizontal wellbores, including for customers with offshore operations, wellbore quality, and on-bottom ROP,
•containment and disposal of hazardous materials, oilfield waste, other waste materials and acids,
•use of underground storage tanks and injection wells,
•servicing of equipment for drilling contractors,
•provision of electrical controls and automation,
•conducting international operations, and

•our employees.
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
In addition, we maintain insurance coverage of the types and in the amounts we believe to be customary in the industry, but we do not insure against all risks, either because insurance is not available or because it is not commercially justifiable. The insurances that we maintain include coverage for fire, windstorm and other risks of physical loss to our equipment and certain other assets, employers’ liability, automobile liability, commercial general liability, workers’ compensation as well as insurance for other specific risks, together with excess loss liability insurance coverage. We have also elected to retain a greater amount of risk through increased deductibles as compared to prior years, or self-insurance on certain insurance policies. We cannot assure that any insurance obtained by us will be adequate to cover any losses or liabilities nor can we assure that any insurance obtained by us will continue to be made available for purchase or made available on acceptable terms. While we carry insurance to cover physical damage to, or loss of, a substantial portion of our equipment and certain other assets, such insurance does not cover the full replacement cost of such equipment or other assets, and in certain cases, such as losses arising from or attributable to fire and/or explosion resulting from our hydraulic fracturing operations at the wellsite, is subject to significantly higher deductibles than are applicable to our other coverages. We also self-insure a number of risks, including loss of earnings and business interruption and most of our cybersecurity risks, and we do not carry a significant amount of insurance to cover risks of underground reservoir damage.
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
Seasonality
Seasonality has not significantly affected our overall operations. Toward the end of calendar years, we experience slower activity in connection with the holidays and as customers’ capital expenditure budgets are depleted and/or their annual drilling and completion targets have been met. Occasionally, our operations are negatively impacted by severe weather conditions.
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
Risk Factors Summary
The following is a summary of the principal risks included in this Report that we believe could adversely affect our business, financial condition, cash flows and results of operations:
Business and Operating Risks
•We are dependent on the oil and natural gas industry and market prices for oil and natural gas. Declines in customers’ operating and capital expenditures and in oil and natural gas prices may adversely affect our operating results.
•Global economic conditions may adversely affect our operating results.
•A surplus of equipment and a highly competitive oil service industry may adversely affect our utilization and profit margins and the carrying value of our assets.
•Our operations are subject to a number of operational risks, including environmental and weather risks, which could expose us to significant losses and damage claims. We are not fully insured against all of these risks and our contractual indemnity provisions may not fully protect us.
•Our current backlog of contract drilling revenue may decline and may not ultimately be realized, as fixed-term contracts may in certain instances be terminated without an early termination payment.
•New technologies may cause our operating methods, equipment, products and services to become less competitive, and higher levels of capital expenditures may be necessary to remain competitive.
•Loss of key personnel and competition for experienced personnel may negatively impact our financial condition and results of operations.
•The loss or consolidation of key customers could have a material adverse effect on our financial condition and results of operations.
•Shortages, delays in delivery, and interruptions in supply, of equipment and materials could adversely affect our operating results.
•Our business is subject to cybersecurity risks and threats.
•Our commitments under supply agreements could exceed our requirements, exposing us to risks including price, timing of delivery and quality of equipment and materials upon which our business relies.
•Growth through acquisitions, the building or upgrading of equipment and the development of technology is not assured.
•Complications with the design or implementation of our new enterprise resource planning system could adversely impact our business and operations.

•Fuel conservation measures, alternative fuel requirements and increasing consumer demand for alternatives to oil and natural gas could reduce demand for oil and natural gas, which would, in turn, reduce the demand for our services.
Legal and Regulatory Risks
•The adoption of any future federal, state, or local laws or implementing regulations imposing reporting obligations on, or limiting or banning, the hydraulic fracturing process could make it more difficult to complete natural gas and oil wells and could have a material adverse effect on our business, results of operations, and financial condition.
•Our and our customers’ operations are subject to a number of risks arising out of the threat of climate change that could result in increased operating and capital costs, limit the areas in which oil and natural gas production may occur and reduce demand for our services.
•Environmental and occupational health and safety laws and regulations, including violations thereof, could materially adversely affect our operating results.
•Intellectual property disputes could negatively impact our operations, costs, revenues and competitiveness.
•The design, manufacture, sale or rental, and servicing of products, including drill bits and electrical controls, may subject us to liability for personal injury, property damage and environmental contamination.
•Legal proceedings and governmental investigations could have a negative impact on our business, financial condition and results of operations.
•Political, economic and social instability risk and laws associated with conducting international operations could adversely affect our opportunities and future business.
•We are subject to complex and evolving laws and regulations regarding data privacy and security.
Financial Risks
•Investor sentiment and public perception related to the oil and natural gas industry and to ESG initiatives could increase our costs of capital and our reporting requirements and impact our operations.
•Variable rate indebtedness subjects us to interest rate risk, which could cause our debt service obligations to increase significantly.
•Our ability to access capital markets could be limited, and a downgrade in our credit rating could negatively impact our cost of and ability to access capital.
•We may not be able to generate sufficient cash to service all of our debt and we may be forced to take other actions to satisfy our obligations under our debt, which may not be successful.
•Our return of capital to stockholders, including through the payment of dividends and repurchases of our common stock, is within the discretion of our Board of Directors, and there is no guarantee that we will return capital to shareholders, including through the payment of dividends and repurchases of our common stock, in the future or at levels anticipated by our stockholders.
•Our ability to utilize our historic U.S. net operating loss carryforwards is expected to be limited as a result of the completion of the NexTier merger.
Risks Related to Our Common Stock and Corporate Structure
•The market price of our common stock may be highly volatile, and investors may not be able to resell shares at or above the price paid.
•Anti-takeover measures in our charter documents and under state law could discourage an acquisition and thereby affect the related purchase price.
•Our bylaws provide that the Court of Chancery of the State of Delaware and the federal district courts of the United States are the exclusive forums for substantially all disputes between us and our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees.

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
We depend on our customers’ willingness to make operating and capital expenditures to explore for, develop and produce oil and natural gas. When these expenditures decline, our business may suffer. Our customers’ willingness to explore, develop and produce depends largely upon prevailing industry conditions that are influenced by numerous factors over which we have no control, such as:
•the supply of and demand for oil and natural gas, including current natural gas storage capacity and usage,
•the prices, and expectations about future prices, of oil and natural gas,
•the supply of and demand for drilling services, completion services and drilling products,
•the cost of exploring for, developing, producing and delivering oil and natural gas,
•the availability of capital for oil and natural gas industry participants, including our customers, and the extent to which they are willing or able to deploy capital,
•the availability of and constraints in pipeline, storage and other transportation capacity in the basins in which we operate,
•the environmental, tax and other laws and governmental regulations regarding the exploration, development, production, use and delivery of oil and natural gas, and in particular, public pressure on, and legislative and regulatory interest within, federal, state, foreign, regional and local governments to stop, significantly limit or regulate drilling services and completion services activities, including hydraulic fracturing,
• increased focus by the investment and financing community and the general public on sustainability practices in the oil and natural gas industry, and
•merger and divestiture activity among oil and natural gas producers.
In particular, our revenues, profitability and cash flows are highly dependent upon prevailing prices for oil and natural gas and expectations about future prices. Oil and natural gas prices and markets can be extremely volatile. Prices, and expectations about future prices, are affected by factors such as:
•market supply and demand,
•the desire and ability of the Organization of Petroleum Exporting Countries (“OPEC”), its members and other oil-producing nations, such as Russia, to set and maintain production and price targets,
•the level of production by OPEC and non-OPEC countries,
•domestic and international military, political, economic, health and weather conditions, including the impacts of war, including the impact of the ongoing armed conflicts between Russia and Ukraine and in the Middle East and the continuation of, or any escalation in the severity of, these conflicts, or terrorist activity, pandemics and other unexpected disasters or events,
•changes to tax, tariff and import/export regulations and sanctions by the United States or other countries,
•legal and other limitations or restrictions on exportation and/or importation of oil and natural gas,
•technical advances affecting energy consumption and production, and
•the development, price, availability and market acceptance of alternative fuels and energy sources.
All of these factors are beyond our control. Commodity prices have historically been volatile, but have been relatively range-bound since the end of 2022. The current demand for equipment and services remains impacted by macro conditions, including commodity prices, geopolitical environment, inflationary pressures, economic conditions in the United States and elsewhere, as well as customer consolidation and focus by exploration and production companies and service companies on capital returns. Oil prices averaged $70.73 per barrel in the fourth quarter of 2024 and closed at $73.52 per barrel on February 3, 2025. Natural gas prices (based on the Henry Hub Spot Market Price) averaged $2.45 per MMBtu in the fourth quarter of 2024 and closed at $3.30 per MMBtu on February 3, 2025.
In light of these and other factors, we expect oil and natural gas prices to continue to be unpredictable and to affect our financial condition, operations and ability to access sources of capital. Higher oil and natural gas prices do not necessarily result in increased activity because demand for our services is generally driven by our customers’ expectations of future oil and natural gas prices, as well as our customers’ ability to access, and willingness to deploy, capital to fund their operating and capital expenditures. A decline in demand for oil and natural gas, prolonged low oil or natural gas prices, expectations of decreases in oil and natural gas prices or a reduction in the ability of our customers to access capital would likely result in reduced capital expenditures by our customers and decreased demand for our services, which could have a material adverse effect on our operating results, financial condition and cash flows. Even during periods of historically moderate or high prices for oil and natural gas, companies exploring for oil and natural gas may cancel or curtail programs or reduce their levels of capital expenditures for exploration and production for a variety of reasons, including the depletion of capital expenditure budgets and/or meeting annual drilling and completion targets, which could reduce demand for our services.
Global economic conditions may adversely affect our operating results.
Concerns regarding global economic conditions, energy costs, geopolitical issues, supply chain disruptions, public health crises or global pandemics, inflation and the availability and cost of credit have contributed, and may in the future contribute, to increased economic uncertainty. Demand for energy and for oil and natural gas end products is highly sensitive to economic conditions; as a result, global economic conditions, indications that economic growth is slowing and volatility in commodity prices may cause our customers to reduce or curtail their drilling and well completion programs, which could result in a decrease in demand for our services. In addition, uncertainty in the capital markets, whether due to global economic conditions, low commodity prices or otherwise, may result in reduced access to, or an inability to obtain, financing by us, our customers and our suppliers and result in reduced demand for our services. An economic slowdown or recession in the United States or in any other country that significantly affects the supply of or demand for oil or natural gas could negatively impact our operations and therefore adversely affect our results. Furthermore, these factors may result in certain of our customers experiencing an inability or unwillingness to pay suppliers, including us. The global economic environment in the past has experienced significant deterioration in a relatively short period, such as a result of the COVID-19 pandemic or the ongoing armed conflicts between Russia and Ukraine and in the Middle East, and there is no assurance that the global economic environment, or expectations for the global economic environment, will not quickly deteriorate again due to one or more factors, including as a result of actual or perceived threats to geopolitical stability, changes in production from OPEC, its members and other oil-producing nations, or governmental actions or restrictions in response to events such as a global pandemic. A deterioration in the global economic environment could have a material adverse effect on our business, financial condition, cash flows and results of operations.
A surplus of equipment and a highly competitive oil service industry may adversely affect our utilization and profit margins and the carrying value of our assets.
Our industry is highly competitive, and available drilling services equipment, completion services equipment, and drilling products often exceeds the demand for such equipment and products. A low commodity price environment or capital spending reductions by our customers due to additional customer consolidation, investor requirements or other reasons can result in substantially more equipment and products being available than are needed to meet demand. Low commodity prices and a rise in new and upgraded equipment or products can result in excess capacity and substantial competition for a declining number of drilling services and completion services contracts and drilling products rentals and sales.
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
In times of reduced demand for our industry’s services, certain of our industry competitors may initiate bankruptcy proceedings or engage in debt refinancing transactions, management changes, or other strategic initiatives in an attempt to reduce operating costs to maintain a position in the market. This could result in such competitors emerging with stronger or healthier balance sheets and, in turn, an improved ability to compete with us in the future. We may also see corporate consolidations among our customers, competitors and/or vendors, which could significantly alter industry conditions and competition within the industry, and have a material adverse effect on our business, financial condition, cash flows and results of operations.
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
A surplus of operable land drilling rigs, other drilling services equipment and drilling products, increasing rig specialization and surplus of completion services equipment, which can be exacerbated by capital spending reductions by our customers, could affect the fair market value of our drilling services equipment, completion services equipment, and drilling products, which in turn could result in additional impairments of our assets. A prolonged period of lower oil and natural gas prices or changes in customer preferences and requirements could result in future impairment to our long-lived assets. For example, we recognized impairment charges of $3.8 million, $7.0 million and $4.5 million in 2024, 2023 and 2022, respectively.
Our operations are subject to a number of operational risks, including environmental and weather risks, which could expose us to significant losses and damage claims. We are not fully insured against all of these risks and our contractual indemnity provisions may not fully protect us.
Our operations are subject to many hazards inherent in the businesses in which we operate, including inclement weather, blowouts, explosions, fires, loss of well control, motor vehicle accidents, equipment failure, unplanned power outages and surges, computer system disruptions or cybersecurity incidents, pollution, exposure and reservoir damage. These hazards could cause personal injury or death, work stoppage, and serious damage to equipment and other property, as well as significant environmental and reservoir damages. These risks could expose us to substantial liability for personal injury, wrongful death, property damage, loss of oil and natural gas production, pollution and other environmental damages, and consequential damages. An accident or other event resulting in significant environmental or property damage, or injuries or fatalities involving our employees or other persons could also trigger investigations by federal, state or local authorities. Such an accident or other event could cause us to incur substantial expenses in connection with the investigation, remediation and resolution, as well as cause lasting damage to our reputation, loss of customers and an inability to obtain insurance.
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
Our insurance may not in all situations provide sufficient funds to protect us from all liabilities that could result from our operations. Our coverage includes aggregate policy limits and exclusions. As a result, we retain the risk for any loss in excess of these limits or that is otherwise excluded from our coverage. There can be no assurance that insurance will be available to cover any or all of our operational or other risks, or, even if available, that insurance premiums or other costs will not rise significantly in the future, so as to make the cost of such insurance prohibitive, or that our coverage will cover a specific loss. Further, we may experience difficulties in collecting from insurers or such insurers may deny all or a portion of our claims for insurance coverage. Incurring a liability for which we are not fully insured or indemnified could materially adversely affect our business, financial condition, cash flows and results of operations.
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
As of December 31, 2024, our contract drilling backlog in the United States for future revenues under term contracts, which we define as contracts with a duration of six months or more, was approximately $426 million. Please see Note 3 of Notes to consolidated financial statements in Item 8 of this Report for a description of our calculation of backlog. Our contract drilling backlog may decline, as fixed-term drilling contract coverage over time may not be offset by new contracts or may be reduced by price adjustments to existing contracts, including as a result of a decline in the price of oil and natural gas, capital spending reductions by our customers or other factors. For these and other reasons, our contract drilling backlog may not generate sufficient liquidity for us during periods of reduced demand for our services or otherwise.
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
We continually attempt to develop or acquire new technologies for use in our business. For example, we have invested in natural gas-powered equipment, including electric, direct drive, and dual fuel pumps, to replace legacy diesel completion services equipment. In the event that we are successful in developing or acquiring new technologies for use in our business, there is no guarantee of future demand for those technologies. Customers may be reluctant or unwilling to adopt our new technologies. We may also have difficulty negotiating satisfactory terms for our new technologies, including terms that would enable us to obtain acceptable returns on our investment in the development or acquisition of new technologies.
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
The loss or consolidation of key customers could have a material adverse effect on our financial condition and results of operations.
Business consolidations within the oil and natural gas industry in recent years have resulted in some of our largest customers combining and using their size and purchasing power to seek economies of scale and pricing concessions. Continuing consolidation within the industry may result in reduced capital spending within the industry generally and by our customers specifically, all of which may lead to decreased demand for our products and services. There is no assurance that we will be able to maintain our level of business and profitability with a customer after its consolidation or replace that business and profit with other customers. Additionally, consolidation among our competitors could significantly alter industry conditions and competition within the industry. As a result, the acquisition of one or more of our key customers or consolidation among our competitors may have a significant adverse impact on our business, results of operations, financial condition and cash flows. We are unable to predict what effect further consolidation in the industry may have on capital spending by our customers, prices that we can charge, our selling strategies, our competitive position, our ability to retain customers or our ability to negotiate favorable agreements with our customers, and our revenue and profitability.
With respect to our consolidated operating revenues in 2024, we received approximately 53% from our ten largest customers, approximately 38% from our five largest customers and 11% from our largest customer. The loss of, or reduction in business from, one or more of our larger customers, due to consolidation or otherwise, could have a material adverse effect on our business, financial condition, cash flows and results of operations.
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
Periodically, the oilfield services industry has experienced shortages of equipment for upgrades, drill pipe, raw materials, replacement parts and other equipment and materials, including, in the case of our completion services operations, proppants, cement, acid, gel and water. These shortages can cause the price of these items to increase significantly and require that orders for the items be placed well in advance of expected use. In addition, any interruption in supply could result in significant delays in delivery of equipment and materials or prevent operations. Interruptions may be caused by, among other reasons:
•weather issues, whether short-term such as a hurricane, or long-term such as a drought,
•labor shortages or other labor issues,
•transportation, fuel shortages and other logistical challenges, and
•a shortage in the number of vendors able or willing to provide the necessary equipment and materials, including as a result of commitments of vendors to other customers or third parties or bankruptcies or consolidation.
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
Our operations are increasingly dependent on effective and secure information technologies and services, including our own systems and the systems of third party vendors and service providers upon which we rely, such as those providing cloud services to us. Threats to information technology systems associated with cybersecurity risks and cyber incidents or attacks continue to grow, and include, among other things, storms and natural disasters, terrorist attacks, utility outages, attempts to gain unauthorized access to data and systems, theft, viruses, malware, ransomware, denial-of-service attacks, design defects, human error, or complications encountered as existing systems are maintained, repaired, replaced, or upgraded. Risks associated with these threats include, among other things:
•theft or misappropriation of funds, including via “phishing” or similar attacks directed at us or third parties, including our customers and vendors;
•loss, corruption, or misappropriation of intellectual property, or other proprietary or confidential information (including customer, supplier, or employee data);
•disruption or impairment of our and our customers’ and vendors’ business operations and safety procedures;
•personal injuries and destruction or damage to property;
•downtime and loss of revenue;
•injury to our reputation, including the perception of our products or services as having security vulnerabilities;
•negative impacts on our ability to compete;
•loss or damage to our and our customers’ and vendors’ information technology systems, including operational technologies and worksite data delivery systems;
•exposure to litigation and legal and regulatory liability and costs; and
•increased costs to prevent, respond to or mitigate cybersecurity events.
Some of our office personnel are on a “remote work” model. This model has significantly increased the use of remote networking and online conferencing services that enable employees to work outside of our corporate infrastructure and, in some cases, use their own personal devices. This may expose us to additional cybersecurity risks or related incidents. Additionally, geopolitical tensions or conflicts may further heighten the risk of cybersecurity attacks and other cyber events. In particular, sophisticated nation state actors have targeted critical infrastructure and may continue to do so in the future.
Although we utilize various procedures and controls to mitigate our exposure to or limit the effects of the risks described above, cybersecurity attacks and other cyber events are evolving and unpredictable. In addition, there has been an increase in state-sponsored cyberattacks, which are often conducted by capable, well-funded groups. The rapid evolution and increased adoption of artificial intelligence technologies amplifies these concerns. There can be no assurance that the procedures and controls that we implement, or that our third party service providers implement, will be sufficient to protect our people, systems, information or other property. Moreover, we have no control over the information technology systems of our customers, suppliers, and others with which our systems may connect and communicate. As a result, the occurrence of a cyber incident could go unnoticed for a period of time. Even when an attack has been detected, it is not always immediately apparent what the full nature and scope of any potential harm may be, or how best to remediate it. We self-insure most of our cybersecurity risks, and any such incident could have a material adverse effect on our business, financial condition, cash flows and results of operations. As cyber incidents continue to evolve, we may be required to incur additional costs to continue to modify or enhance our protective measures or to investigate or remediate the effects of cyber incidents.
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
There can be no assurance that we will:
•successfully complete any acquisitions we attempt on the terms announced, or at all,
•have sufficient capital resources to complete additional acquisitions, build or upgrade equipment or develop or acquire new technology,
•through due diligence conducted prior to an acquisition, successfully uncover situations that could result in financial or legal exposure, or appropriately quantify the exposure from known risks,
•successfully integrate additional equipment, acquired or developed technology or other assets or businesses, including the combination of our business with the businesses of NexTier and Ulterra, into our operations and internal controls, including financial reporting disclosure and enterprise resource planning, cybersecurity and information technology systems,
•effectively manage the growth and increased size, complexity and geography of our organization, and increased scrutiny from governmental authorities,
•maintain existing business relationships and contract terms with our customers, distributors, suppliers, vendors, landlords, joint venture partners and other business partners, as well as with those of any acquired business,
•successfully deploy idle, stacked, upgraded or additional equipment and acquired or developed technology,
•maintain key employees, the crews necessary to operate additional equipment, and the personnel necessary to evaluate, acquire, develop and deploy new technology, or be successful in hiring replacements for departing personnel,
•avoid unknown liabilities and unforeseen increased expenses or delays associated with any merger or acquisition, or
•successfully improve our financial condition, results of operations, business or prospects, or provide an adequate return of capital, as a result of any completed acquisition, the building or upgrading equipment or the development of new technology.
Our failure to achieve consolidation savings, to integrate acquired businesses and technology and other assets into our existing operations successfully or to minimize any unforeseen operational difficulties could have a material adverse effect on our business. In addition, we may incur liabilities arising from events occurring prior to any completed acquisitions, prior to our establishment of adequate compliance oversight or in connection with disputes over acquired or developed technology. While we generally seek to obtain indemnities or insurance for liabilities arising from events occurring before such acquisitions, we may be unable to do so, and any indemnities or insurance we do obtain will be limited in amount and duration, and indemnities may be held to be unenforceable or the seller may not be able to indemnify us.
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
Complications with the design or implementation of our new enterprise resource planning system could adversely impact our business and operations.
We rely extensively on information systems and technology to manage our business and summarize operating results. We are in the process of implementing a new enterprise resource planning (“ERP”) system that expands and enhances one of our existing ERP systems to address the operations of our combined company. This ERP system will replace our existing operating and financial systems. The ERP system is designed to accurately maintain our financial records, enhance operational functionality and provide timely information to our management team related to the operation of our integrated business. The ERP system implementation process will require the investment of significant personnel and financial resources. We may be unable to successfully implement the ERP system without experiencing delays, increased costs and other difficulties. If we are unable to successfully design and implement the new ERP system as planned, our financial position, results of operations and cash flows could be negatively impacted. Additionally, if we do not effectively implement the ERP system as planned or the ERP system does not operate as intended, the effectiveness of our internal control over financial reporting and disclosure controls and procedures could be adversely affected or our ability to assess those controls adequately could be delayed.
Fuel conservation measures, alternative fuel requirements and increasing consumer demand for alternatives to oil and natural gas could reduce demand for oil and natural gas, which would, in turn, reduce the demand for our services.
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
Various federal and state legislative and regulatory initiatives have been or could be undertaken that could result in additional requirements or restrictions being imposed on hydraulic fracturing operations or result in the failure to obtain or difficulty or delay in obtaining required permits, renewals or authorizations. For example, legislation and/or regulations have been adopted in many U.S. states that require additional disclosure regarding chemicals used in the hydraulic fracturing process. Legislation, regulations, and/or policies have also been adopted at the state level that impose other types of requirements on hydraulic fracturing operations (such as limits on operations in the event of certain levels of seismic activity). Additional legislation and/or regulations have been adopted or are being considered at the state and local level that could impose further chemical disclosure or other regulatory requirements (such as prohibitions on hydraulic fracturing operations in certain areas) and/or other limitations on hydraulic fracturing operations via time, place, and manner restrictions) that could affect our operations, and it is possible that these state and local efforts may increase in the absence of federal actions and/or in light of federal regulatory uncertainty. Four states (New York, Maryland, Vermont, and Washington) have banned the use of high volume hydraulic fracturing, Oregon has adopted a five-year moratorium, California has taken regulatory action to phase out hydraulic fracturing permitting and activities in the state, and Colorado has enacted legislation providing local governments with regulatory authority over hydraulic fracturing operations. Local jurisdictions in some states have adopted ordinances that restrict or in certain cases prohibit the use of hydraulic fracturing, although many of these ordinances have been challenged and some have been overturned. The adoption of any future federal, state or local laws or regulations imposing reporting obligations on, or limiting or banning, the hydraulic fracturing process could make it more difficult to complete natural gas and oil wells and could have a material adverse effect on our business, results of operations, and financial condition.
Our and our customers’ operations are subject to a number of risks arising out of the threat of climate change that could result in increased operating and capital costs, limit the areas in which oil and natural gas production may occur and reduce demand for our services.
The physical and regulatory effects of climate change could have a negative impact on our operations, our customers’ operations and the overall demand for our customers’ products and, accordingly, our services. There is an increasing focus of local, state, regional, national and international regulatory bodies on GHG emissions and climate change issues. Legislation to regulate GHG emissions has periodically been introduced in the U.S. Congress, and there has been a wide-ranging policy debate, both in the United States and internationally, regarding the impact of these gases and possible means for their regulation. These efforts have included consideration of cap-and-trade programs, carbon taxes, GHG reporting, tracking programs, attestation requirements and regulations that directly limit GHG emissions from certain sources. Some of the proposals would require industries to meet stringent new standards that would require substantial reductions in carbon emissions. Those reductions could be costly and difficult to implement. In addition to such legislative efforts, the EPA has determined that GHG emissions present a danger to public health and the environment and has adopted regulations that, among other things, establish construction and operating permit reviews for GHG emissions from certain large stationary sources, require the monitoring and annual reporting of GHG emissions from certain oil and natural gas system sources, implement CAA emission standards directing the reduction of methane emissions from certain new, modified, or reconstructed facilities in the oil and natural gas sector, and together with the U.S. Department of Transportation, implement GHG emissions limits on vehicles manufactured for operation in the United States. For example, generators are subject to limits on their emissions of other hazardous air pollutants including mercury under an expanded Mercury and Air Toxics Standards rule adopted by the Biden Administration in 2024. In December 2023, the EPA issued a final rule updating New Source Performance Standards (NSPS) and providing emission guidelines to reduce methane and other pollutants from the oil and gas industry. Additionally, the location and operation of oil and natural gas production is impacted by laws concerning impacts to protected species and their habitats. The federal Endangered Species Act, as amended (“ESA”), restricts activities in the United States that may affect endangered or threatened species and/or their habitats. If endangered species and/or their habitats are located in areas of the United States with oil and natural gas exploration and production operations, such operations can be prohibited or delayed or require potentially costly mitigation efforts. Additionally, in the absence of federal action and listing of endangered species and habitats, states and local governments may increasingly attempt to step in to subject such species and habitats to state protections under analogous state statutes. Changes to the designation of previously unprotected species as threatened or endangered or designation of previously unprotected habitat as critical habitat in areas of the United States can result in limitations on exploration and production activities, impacting our and our customers’ operating costs and demand for services.

In November 2021, the United States and other countries entered into the Glasgow Climate Pact, which includes a range of measures designed to address climate change, including but not limited to the phase-out of fossil fuel subsidies, reducing methane emissions 30% by 2030, and cooperating toward the advancement of the development of clean energy. Several states and geographic regions in the United States have also adopted legislation and regulations to reduce emissions of GHGs, including cap and trade regimes and commitments to contribute to meeting certain emissions reduction goals.

Governmental, scientific, and public concern over the threat of climate change arising from GHG emissions has resulted in increasing political risks in the United States. A number of new GHG-related initiatives went into effect under the prior Biden Administration, which initiatives may be modified or reversed under the Trump Administration. The Trump Administration may diverge from the Biden Administration’s positions and could withdraw from or otherwise roll back existing GHG commitments. For example, in January 2025, President Trump signed an executive order to withdraw the United States from the Paris Agreement. While it is not possible at this time to predict exactly which and to what extent such commitments will be modified, and how any such actions may impact our business, such actions could prompt more activity from state and local legislative bodies and administrative agencies to pass stricter GHG laws, regulations, and other binding commitments.
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
A failure to comply with these requirements could expose us to:
•substantial civil, criminal and/or administrative penalties or judgments,
•modification, denial or revocation of permits or other authorizations,
•imposition of limitations on our operations, and
•performance of site investigatory, remedial or other corrective actions.
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

Intellectual property disputes could negatively impact our operations, costs, revenues and competitiveness.
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
Certain subsidiaries we acquired in the Ulterra acquisition are defendants in a claim brought by a subsidiary of NOV Inc. alleging breach of a license agreement related to certain patents. Such subsidiaries have asserted defenses to the claim and are defending vigorously against this claim. An unfavorable judgment or resolution of this claim not covered by indemnity could have a material impact on our financial results.
The design, manufacture, sale or rental and servicing of products, including drill bits and electrical controls, may subject us to liability for personal injury, property damage and environmental contamination.
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
We provide specialized drill bit solutions throughout North America and internationally in over 30 countries, as well as contract drilling services in Colombia and Ecuador. We also sell products, including electrical controls, for use in numerous oil and natural gas producing regions outside of North America. In addition, through our Superior QC business, we occasionally provide remote data analytics and other services to customers to support their operations outside of the United States. One of our subsidiaries recently closed a joint venture in Abu Dhabi. We also continue to evaluate opportunities from time to time to provide our services and products outside of the United States. International operations and sales or rentals of products are subject to certain political, economic and other uncertainties generally not encountered in U.S. operations, including increased risks of social and political unrest, changing political conditions and changing laws and policies affecting trade and investment, strikes, work stoppages, labor disputes and other slowdowns, terrorism, war, kidnapping of employees, blockades, regional economic downturns, nationalization, forced negotiation or modification of contracts, difficulty resolving disputes and enforcing contractual rights, difficulty in collecting international accounts receivable, potentially longer payment cycles, expropriation of equipment as well as expropriation of oil and natural gas exploration and drilling rights, foreign taxation and customs regulations, the overlap of different tax structures, changes in taxation policies, foreign exchange restrictions and restrictions on repatriation of income and capital, currency rate fluctuations, increased governmental ownership and regulation of the economy and industry in the markets in which we may operate, economic and financial instability of national oil companies, and restrictive governmental regulation, bureaucratic delays and general hazards associated with foreign sovereignty over certain areas in which operations are conducted.
There can be no assurance that there will not be changes in local laws, regulations and administrative requirements, or the interpretation thereof, which could have a material adverse effect on the cost of entry into international markets, the profitability of international operations or the ability to continue those operations in certain areas. Because of the impact of local laws, any current and future international operations in certain areas may be conducted through entities in which local citizens own interests and through entities (including joint ventures, such as our Abu Dhabi joint venture) in which we hold only a minority interest or pursuant to arrangements under which we conduct operations under contract to local entities. While we do not control the actions of our joint venture partners, their actions could have an effect on our investment in the joint ventures and more generally our overall reputation. While we believe that neither operating through such entities nor pursuant to such arrangements would have a material adverse effect on our operations or revenues, there can be no assurance that we will in all cases be able to structure or restructure our operations to conform to local law (or the administration thereof) on terms we find acceptable. Additionally, we may be subject to foreign governmental regulations favoring or requiring the awarding of contracts to local contractors or requiring foreign contractors to employ citizens of, or purchase supplies from, a particular jurisdiction. These regulations could adversely affect our ability to compete.
There can be no assurance that we will:
•identify attractive opportunities in international markets,
•have sufficient capital resources to pursue and consummate international opportunities,
•successfully integrate international drilling and completion operations or other assets or businesses,
•effectively manage the start-up, development and growth of an international organization and assets,
•hire, attract and retain the personnel necessary to successfully conduct international operations, or
•receive awards for work and successfully improve our financial condition, results of operations, business or prospects as a result of the entry into one or more international markets.
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
There are financial risks for oil and natural gas producers, as stockholders and bondholders currently invested in oil and natural gas companies and concerned about the potential effects of climate change, ESG and other sustainability-related issues may elect in the future to shift some or all of their investments into non-fossil fuel energy related sectors, or into competitors who are perceived to have stronger ESG practices and disclosures. At the same time, some stakeholders and regulators have increasingly expressed or pursued opposing views, legislation, and investment expectations with respect to ESG, including the enactment or proposal of “anti-ESG” legislation or policies. In addition, other parties such institutional lenders may consider sustainability factors in lending to us or our customers. Limitations of investments in and financing for oil and natural gas could result in the restriction, delay, or cancellation of drilling and completion programs or development of production activities. Our ESG practices and, through the publishing of our Sustainability Report from time to time, disclosures may be subject to increased scrutiny and may not satisfy the requirements of all stakeholders or their requirements may not be made known to us. We may continue to face pressure regarding our ESG practices and disclosures.
We have developed, and will continue to develop, goals and other objectives related to ESG and sustainability matters. Statements related to these goals and objectives made in our published Sustainability Report and other public disclosure reflect our current plans and do not constitute a guarantee that they will be achieved. Our ability to achieve any stated goal or objective is subject to numerous factors and conditions, some of which are outside of our control. Our efforts to accurately report on ESG and sustainability matters, including our efforts to research, establish, accomplish and accurately report on our goals and objectives, expose us to numerous operational, reputational, financial, legal, and other risks. Standards for tracking and reporting on ESG and sustainability matters, including climate-related matters, have not been harmonized and continue to evolve. Our processes and controls for reporting on ESG and sustainability matters, including our goals and objectives, may not always comply with evolving and disparate standards for identifying, measuring, disclosing and reporting such metrics, and such standards may change over time, which could result in significant revisions to our current ESG practices and disclosures.
Variable rate indebtedness subjects us to interest rate risk, which could cause our debt service obligations to increase significantly.
In January 2025, we put in place a committed senior unsecured revolving credit facility that amended the Prior Credit Agreement. Under the Credit Agreement, interest is paid on the outstanding principal amount of borrowings under the credit facility at a floating rate based on, at our election, the SOFR rate (plus a 0.10% per annum adjustment) or base rate, in each case subject to a 0.00% floor. Under the Credit Agreement, the applicable margin on SOFR rate loans varies from 1.25% to 2.25% and the applicable margin on base rate loans varies from 0.25% to 1.25%, in each case determined based on our credit rating. As of December 31, 2024, under the Prior Credit Agreement, the applicable margin on SOFR rate loans was 1.75% and the applicable margin on base rate loans was 0.75%. As of December 31, 2024, we had no borrowings outstanding under the Prior Credit Agreement.
We also have in place a reimbursement agreement pursuant to which we are required to reimburse the issuing bank on demand for any amounts that it has disbursed under any of our letters of credit issued thereunder. We are obligated to pay the issuing bank interest on all amounts not paid by us on the date of demand or when otherwise due at the Prime rate plus 2.00% per annum. As of December 31, 2024, no amounts had been disbursed under any letters of credit, and we had $38.8 million in letters of credit outstanding under the reimbursement agreement.

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
As of December 31, 2024, we had approximately $1.5 billion of gross U.S. federal net operating losses, approximately $58.7 million of gross Canadian net operating losses and approximately $910 million of post-apportionment U.S. state net operating losses as of December 31, 2024, before valuation allowances. The majority of the U.S. federal net operating losses are generated after 2017 and can be carried forward indefinitely. Canadian net operating losses will expire in varying amounts, if unused, between 2036 and 2044. U.S. state net operating losses will expire in varying amounts, if unused, between 2025 and 2044.
Section 382 of the Internal Revenue Code (“Section 382”) generally imposes an annual limitation on the amount of NOLs that may be used to offset taxable income when a corporation has undergone an “ownership change” (as determined under Section 382). An ownership change generally occurs if one or more stockholders (or groups of stockholders) who are each deemed to own at least 5% of such corporation’s stock has increased their ownership by more than 50 percentage points over their lowest ownership percentage within a rolling three-year period. In the event that an ownership change occurs, utilization of the relevant corporation’s NOLs would be subject to an annual limitation under Section 382, generally determined, subject to certain adjustments, by multiplying (i) the fair market value of such corporation’s stock at the time of the ownership change by (ii) a percentage approximately equivalent to the yield on long-term tax-exempt bonds during the month in which the ownership change occurs. Any unused annual limitation may be carried over to later years.
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
The trading price of our common stock may be volatile. Securities markets worldwide experience significant price and volume fluctuations. This market volatility, as well as other general economic, market or political conditions, could reduce the market price of our common stock in spite of our operating and/or financial performance. The following factors, in addition to other factors described in this “Risk Factors” section and elsewhere in this Report, may have a significant impact on the market price of our common stock:
•investor perception of us and the industry and markets in which we operate;
•general financial, domestic, international, economic, and market conditions, including overall fluctuations in the U.S. equity markets;
•increased focus by the investment community on sustainability practices at our company and in the oil and natural gas industry generally;
•changes in customer needs, expectations or trends and our ability to maintain relationships with key customers;
•our ability to implement our business strategy;
•changes in our capital structure, including the issuance of additional debt;
•public announcements (including the timing of these announcements) regarding our business, financial performance and prospects or new services or products, service or product enhancements, technological advances or strategic actions, such as acquisitions or divestitures, restructurings or significant contracts, by our competitors or us;
•trading activity in our stock, including portfolio transactions in our stock by us, our executive officers and directors, and significant stockholders or trading activity that results from the ordinary course rebalancing of stock indices in which we may be included;
•any elimination of, or downward revision in, our stock buyback program or dividend payments;
•short-interest in our common stock, which could be significant from time to time;
•our inclusion in, or removal from, any stock indices;
•changes in earnings estimates or buy/sell recommendations by securities analysts;
•whether or not we meet earnings estimates of securities analysts who follow us; and
•regulatory or legal developments in the United States and the foreign countries where we operate.

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
Item 1B. Unresolved Staff Comments.
None.
Item 1C. Cybersecurity
We have implemented and maintain a cybersecurity program that is aligned with the NIST Framework and designed to protect our information and to assess, identify, and manage risks from cybersecurity threats that may result in material adverse effects on the confidentiality, integrity, and availability of our information systems.
Governance
Our Board of Directors has delegated the primary responsibility to oversee cybersecurity matters to the Audit Committee. The Audit Committee periodically reviews the measures implemented by the Company to identify and mitigate data protection and cybersecurity risks. As part of such reviews, the Audit Committee receives reports and presentations from members of our senior leadership for overseeing the company’s cybersecurity risk management, including the Senior Vice President of Information Technology, which address a wide range of topics including recent developments, evolving standards, vulnerability assessments, third-party and independent reviews, the threat environment, technological trends and information security considerations arising with respect to the Company’s peers and third parties. We have protocols by which certain cybersecurity incidents are escalated within the Company and, where appropriate, reported promptly to the Board of Directors and Audit Committee.
Our Audit Committee is responsible for overseeing information security and cybersecurity risk. Senior leadership communicates with the Audit Committee at least quarterly regarding information security and cybersecurity risk and formally reports to the entire Board of Directors on information security and cybersecurity risk at least annually.

At the management level, our Senior Vice President of Information Technology, who has extensive cybersecurity knowledge and skills gained from over 19 years of work experience at our company and elsewhere, heads the team responsible for implementing, monitoring, and maintaining information security and cybersecurity practices across our businesses and reports directly to our Chief Financial Officer.
The Senior Vice President of Information Technology receives reports on information security and cybersecurity threats from our Director of Infrastructure and Cybersecurity and in conjunction with management, regularly reviews risk management measures implemented by our company to identify and mitigate information security and cybersecurity risks. A number of experienced information security team members responsible for various parts of the business also report to the Senior Vice President of Information Technology on an ongoing basis. In addition to our internal cybersecurity capabilities, we also regularly engage assessors, consultants, auditors, and other third parties to assist with assessing, identifying, and managing cybersecurity risks.
We have adopted a cybersecurity incident reporting process (“IRP”) that applies in the event of a cybersecurity threat or incident to provide a standardized framework for response. The IRP sets out a coordinated approach to investigating, containing, documenting, and mitigating incidents, including reporting findings and keeping senior management, the Board of Directors and other key stakeholders informed and involved as appropriate.
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
All employees with a company-provided email are assigned annual cyber awareness training. In addition, we perform monthly phishing simulations, with remediation training required as necessary.
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
Drilling Services — Our drilling services are supported by multiple offices and yard facilities located throughout our areas of operations, including Texas, Oklahoma, Colorado, North Dakota, Wyoming, Pennsylvania, Ohio, and internationally in Colombia and Ecuador. Our servicing of equipment for drilling contractors is supported by offices and yard facilities located in Texas. Our electrical controls and automation operation is supported by an office and yard facility in Texas.
Completion Services — Our completion services are supported by multiple offices and yard facilities located in the Permian, Marcellus Shale/Utica Basins, Haynesville and Eagle Ford, among others.
Drilling Products — Our drilling products segment is supported by multiple offices and manufacturing and distributing facilities located throughout North America and internationally in over 30 countries.

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

The case is Grant Prideco, Inc., et al. v. Schlumberger Technology Corp., et al., in Texas State Court, District of Harris County, 11th Judicial District. On February 6, 2023, Grant Prideco, Inc., ReedHycalog UK, Ltd. ReedHycalog, LP, National Oilwell Varco, LP (“NOV”) sued Ulterra Drilling Technologies, LP (“Ulterra”) and several other companies. NOV seeks a declaration that United States Patent No. 8,721,752 (the “’752 Patent”) is a “Licensed RH Patent” per the terms of a license agreement between Ulterra and NOV. NOV also alleges a breach of contract based on the license agreement between NOV and Ulterra and seeks allegedly owed royalties since October 22, 2021. NOV also seeks attorney’s fees.

On February 27, 2023, Ulterra filed a plea to the jurisdiction, and subject thereto, an answer, affirmative defenses and counterclaims. Ulterra’s counterclaims include: (i) declaratory judgments of non-infringement of U.S. Pat. No. 7,568,534 and the ’752 patent; (ii) a declaratory judgment of no royalties after Oct. 22, 2021; (iii) a declaratory judgment that certain other identified patents are expired and therefore not infringed after Oct. 22, 2021; and (iv) a declaratory judgment of no breach of contract. On the same day, Ulterra filed a notice of removal in federal court for the Southern District of Texas, Houston Division (SDTX 4:23-cv-00730), as well as a corresponding notice in Texas state court. NOV moved to dismiss and remand the case back to state court. On February 17, 2024, the Court denied NOV’s motion.

Discovery is closed and dispositive motions are scheduled to be fully briefed by the end of March 2025. Trial is currently scheduled for March 31, 2025. An unfavorable judgment or resolution of this claim not covered by indemnity could have a material impact on our financial results.

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
(a)Market Information
Our common stock, par value $0.01 per share, is publicly traded on the Nasdaq Global Select Market and is quoted under the symbol “PTEN.” Our common stock is included in the S&P SmallCap 600 Index and several other market indices.
(b)Holders
As of February 6, 2025, there were approximately 800 holders of record of our common stock.
(c)Dividends
On February 5, 2025, our Board of Directors approved a cash dividend on our common stock in the amount of $0.08 per share to be paid on March 17, 2025 to holders of record as of March 3, 2025. The amount and timing of all future dividend payments, if any, are subject to the discretion of the Board of Directors and will depend upon business conditions, results of operations, financial condition, terms of our debt agreements and other factors. Our Board of Directors may, without advance notice, reduce or suspend our dividend for any reason, including to improve our financial flexibility and position our company for long-term success. There can be no assurance that we will pay a dividend in the future.
(d)Issuer Purchases of Equity Securities
The table below sets forth the information with respect to purchases of our common stock made by us during the quarter ended December 31, 2024.

Period Covered	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (in thousands) (2)
October 2024	10,599	$8.32	—	$779,655
November 2024	—	$—	—	$779,655
December 2024	2,625,921	$7.89	2,625,921	$758,934
Total	2,636,520		2,625,921
(1)10,599 shares were withheld in the fourth quarter with respect to employees’ tax withholding obligations upon the vesting of restricted stock units. These shares were acquired at fair market value. These acquisitions were made pursuant to the terms of the Patterson-UTI Energy, Inc. 2021 Long-Term Incentive Plan, as amended and the NexTier Oilfield Solutions Inc. Equity and Incentive Award Plan and not pursuant to the stock buyback program.
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
(e)Performance Graph
The following graph compares the cumulative stockholder return of our common stock for the period from December 31, 2019 through December 31, 2024, with the cumulative total return of the S&P 500 Index, the S&P SmallCap 600 Index and the Oilfield Service Index.

The graph assumes investment of $100 on December 31, 2019 and reinvestment of all dividends.
Index Data: Copyright Standard and Poor’s, Inc. Used with permission. All rights reserved.

	Fiscal Year Ended December 31,
Company/Index	2019 ($)	2020 ($)	2021 ($)	2022 ($)	2023 ($)	2024 ($)
Patterson-UTI Energy, Inc.	100.00	51.19	83.08	167.56	110.30	87.21
S&P 500 Index	100.00	118.39	152.34	124.73	157.48	196.85
S&P SmallCap 600 Index	100.00	111.24	140.98	118.22	137.07	148.91
Oilfield Service Index	100.00	57.92	69.94	112.94	115.10	101.68
The foregoing graph is based on historical data and is not necessarily indicative of future performance. This graph shall not be deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulations 14A or 14C under the Exchange Act or to the liabilities of Section 18 under such Act.
Item 6. RESERVED

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
Drilling Services
Our contract drilling business operates in the continental United States and internationally in Colombia and Ecuador and, from time to time, we pursue contract drilling opportunities in other select markets. We also provide a comprehensive suite of directional drilling services in most major producing onshore oil and natural gas basins in the United States, and we provide services that improve the statistical accuracy of wellbore placement for directional and horizontal wells. We also service and re-certify equipment for drilling contractors, and we provide electrical controls and automation to the energy, marine and mining industries, in North America and other select markets.
We have addressed our customers’ needs for drilling horizontal wells in shale and other unconventional resource plays by improving the capabilities of our drilling fleet. The U.S. land rig industry has in recent years referred to certain high specification rigs as “super-spec” rigs, which we consider to be at least a 1,500 horsepower, AC-powered rig that has at least a 750,000-pound hookload, a 7,500-psi circulating system, and is pad-capable. Due to evolving customer preferences, we refer to certain premium rigs as “Tier-1, super spec” rigs, which we consider as being a super-spec rig that also has a third mud pump and raised drawworks that allows for more clearance underneath the rig floor. As of December 31, 2024, our rig fleet included 135 Tier-1, super-spec rigs.
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
To address evolving customer preferences for emissions-reducing equipment, we have invested in natural gas-powered equipment, including electric, direct drive, and dual fuel pumps, to replace legacy diesel completion services equipment.
Drilling Products
We serve the energy and mining markets by manufacturing and distributing drill bits throughout North America and internationally in over 30 countries. Our drilling equipment is used in oil and natural gas exploration and production and in mining operations. We have manufacturing and repair facilities located in Fort Worth, Texas, Leduc, Alberta and Saudi Arabia and repair facilities located in Argentina, Colombia and Oman.
Recent Developments in Market Conditions and Outlook — Commodity prices have historically been volatile but have been relatively range-bound since the end of 2022. The current demand for equipment and services remains impacted by macro conditions, including commodity prices, geopolitical environment, inflationary pressures, economic conditions in the United States and elsewhere, as well as customer consolidation and focus by exploration and production companies and service companies on capital returns.
Oil prices averaged $70.73 per barrel in the fourth quarter of 2024 and closed at $73.52 per barrel on February 3, 2025. Natural gas prices (based on the Henry Hub Spot Market Price) averaged $2.45 per MMBtu in the fourth quarter of 2024 and closed at $3.30 per MMBtu on February 3, 2025.

Quarterly average oil prices and our quarterly average number of rigs operating in the United States for 2022, 2023 and 2024 are as follows:

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
2022
Average oil price per Bbl (1)	$94.45	$108.72	$93.18	$82.79
Average rigs operating per day – U.S. (2)	115	121	128	131
2023
Average oil price per Bbl (1)	$75.93	$73.54	$82.25	$78.53
Average rigs operating per day – U.S. (2)	131	128	120	118
2024
Average oil price per Bbl (1)	$77.50	$81.81	$76.43	$70.73
Average rigs operating per day – U.S. (2)	121	114	107	105
(1)The average oil price represents the average monthly WTI spot price as reported by the United States Energy Information Administration.
(2)A rig is considered to be operating if it is earning revenue pursuant to a contract on a given day.

In our drilling services segment, our average active rig count in the United States for the fourth quarter of 2024 was 105 rigs. This was a decrease from our average active rig count for the third quarter of 2024 of 107 rigs. Our active rig count in the United States at December 31, 2024 of 103 rigs was less than the rig count of 121 rigs at December 31, 2023, reflecting the industry-wide activity declines due to increased drilling efficiencies and market consolidation. We expect our rig count in the United States will average 106 rigs in the first quarter of 2025. Term contracts help support our operating rig count. Based on contracts in place in the United States as of February 5, 2025, we expect an average of 64 rigs operating under term contracts during the first quarter of 2025 and an average of 40 rigs operating under term contracts during 2025.
We maintain a backlog of commitments for contract drilling services under term contracts, which we define as contracts with a duration of six months or more. Our contract drilling backlog in the United States as of December 31, 2024 and 2023 was approximately $426 million and $700 million, respectively. Approximately 7.1% of our total contract drilling backlog in the United States at December 31, 2024 is reasonably expected to remain after 2025. See Note 3 of Notes to consolidated financial statements in Item 8 of this Report and “Item 1A. Risk Factors – Our current backlog of contract drilling revenue may decline and may not ultimately be realized, as fixed-term contracts may in certain instances be terminated without an early termination payment.”
During the fourth quarter of 2024, our completion services segment was impacted by several long-term dedicated customers reducing sequential completion activity after meeting their annual production targets. We expect a seasonal uptick in activity during the first quarter of 2025 as customer budgets reset with the start of the new year.
Activity in our drilling products segment was relatively steady in 2024 compared to the prior year. Drilling products demand is expected to remain steady through the first quarter, given the expectation for a steady U.S. market and continued growth in international markets.
During the fourth quarter, we performed work pursuant to an integrated drilling and completion arrangement that included performance incentives, and we are working to expand customer adoption of these types of arrangements.
Cash capital expenditures for 2024 totaled $678 million. This was an increase from the $616 million of cash capital expenditures in 2023 due to a full year of investing in and maintaining assets related to the NexTier merger and the Ulterra acquisition. The incremental capital spending related to these assets was partially offset by a decrease in business activity in 2024. Additionally, we received proceeds from sale of assets or idle equipment of $25.8 million and $26.5 million in 2024 and 2023, respectively. Based on our current outlook for activity, we expect our capital expenditures for 2025 to be approximately $600 million.
Recent Developments in Joint Ventures and Business Combinations — In December 2024, one of our subsidiaries closed a previously announced joint venture with subsidiaries of ADNOC Drilling and SLB. Our subsidiary holds a 15 percent interest in a newly created company named Turnwell Industries, which has been awarded a contract to drill and complete 144 unconventional wells for ADNOC. In exchange for the minority equity interest, we are providing unconventional drilling and completion expertise to Turnwell, as well as a limited cash contribution to fund our portion of initial working capital.
On September 1, 2023, we completed our merger (the “NexTier merger”) with NexTier Oilfield Solutions Inc. ("NexTier"). Each share of common stock of NexTier issued and outstanding immediately prior to the effective time (including outstanding restricted shares) was converted into the right to receive 0.752 shares of our common stock, which based on the closing price of our common stock of $14.91 on September 1, 2023, valued the transaction at approximately $2.8 billion, including the assumption of debt.
On August 14, 2023, we completed our acquisition (the “Ulterra acquisition”) of Ulterra Drilling Technologies, L.P. ("Ulterra"). Total consideration for the acquisition included the issuance of 34.9 million shares of our common stock and payment of approximately $373 million of cash (after purchase price adjustment), which based on the closing price of our common stock of $14.94 on August 14, 2023, valued the transaction at closing at approximately $894 million.
Recent Developments in Debt Financing — On January 31, 2025, we entered into the Second Amended and Restated Credit Agreement with the lenders party thereto and Wells Fargo Bank, National Association, as administrative agent, and the other parties thereto (the “Credit Agreement”). The Credit Agreement amended and restated our Amended and Restated Credit Agreement dated as of March 27, 2018 (as amended, restated, supplemented or otherwise modified at December 31, 2024, the “Prior Credit Agreement”). The commitments under the Credit Agreement are $500 million, and the loans and commitments under the Credit Agreement mature on January 31, 2030.

The Credit Agreement provides for a committed senior unsecured credit facility that permits aggregate revolving credit borrowings of up to $500 million, with a letter of credit sub-facility of $100 million and a swing line sub-facility that, at any time outstanding, is limited to the lesser of $50 million and the amount of the swing line provider’s unused commitment. Subject to customary conditions, we may request that the lenders’ aggregate commitments be increased by up to $200 million, not to exceed total commitments of $700 million. For a description of the Credit Agreement, see “Liquidity and Capital Resources” included in Part II, Item 7— “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Report.
As of December 31, 2024, we had no borrowings outstanding under our Prior Credit Agreement. We had $2.1 million in letters of credit outstanding under the Prior Credit Agreement at December 31, 2024 and, as a result, had available borrowing capacity of approximately $613 million under the Prior Credit Agreement at that date.
On September 13, 2023, we completed the offering of $400 million in aggregate principal amount of 7.15% Senior Notes due 2033 (the “2033 Notes”). The net proceeds before offering expenses were approximately $396 million, which we used to repay amounts outstanding under our Prior Credit Agreement (as defined below).
Impact on our Business from Oil and Natural Gas Prices and Other Factors — Our revenues, profitability and cash flows are highly dependent upon prevailing prices for oil and natural gas, expectations about future prices, and upon our customers’ ability to access, and willingness to deploy, capital to fund their operating and capital expenditures. During periods of improved oil and natural gas prices, the capital spending budgets of oil and natural gas operators tend to expand, which generally results in increased demand for our services. Conversely, in periods when oil and natural gas prices are relatively low or when our customers have a reduced ability to access, or willingness to deploy capital, the demand for our services generally weakens, and we experience downward pressure on pricing for our services. Even during periods of historically moderate or high prices for oil and natural gas, companies exploring for oil and natural gas may cancel or curtail programs or reduce their levels of capital expenditures for exploration and production for a variety of reasons, including the depletion of capital expenditure budgets and/or meeting annual drilling and completion targets, which could reduce demand for our services. We may also be impacted by delayed customer payments and payment defaults associated with customer liquidity issues and bankruptcies.
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

For the three years ended December 31, 2024, our operating revenues consisted of the following (dollars in thousands):

	2024		2023		2022
Drilling Services	$1,727,810	32.1%	$1,919,759	46.3%	$1,544,820	58.3%
Completion Services	3,232,785	60.1%	2,017,440	48.7%	1,022,413	38.6%
Drilling Products	351,651	6.5%	134,679	3.2%	—	0.0%
Other	65,665	1.3%	74,578	1.8%	80,359	3.1%
	$5,377,911	100.0%	$4,146,456	100.0%	$2,647,592	100.0%
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
Comparison of the years ended December 31, 2023 and 2022
A discussion of our financial condition and results of operations for the fiscal year ended December 31, 2023 compared to the fiscal year ended December 31, 2022 is included in Part II, Item 7— “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, filed with the SEC on February 27, 2024.
Comparison of the years ended December 31, 2024 and 2023
The following tables summarize results of operations by business segment for the years ended December 31, 2024 and 2023:

	Year Ended December 31,
Drilling Services (1)	2024	2023	% Change

	(Dollars in thousands)
Revenues	$1,727,810	$1,919,759	(10.0%)
Direct operating costs	1,029,591	1,119,200	(8.0%)
Adjusted gross profit (2)	698,219	800,559	(12.8%)
Selling, general and administrative	16,502	15,014	9.9%
Depreciation, amortization and impairment	477,398	364,312	31.0%
Other operating income, net	—	(769)	(100.0%)
Operating income	$204,319	$422,002	(51.6%)
Capital expenditures	$264,667	$334,780	(20.9%)

Operating days – U.S. (3)	40,899	45,270	(9.7%)
Average revenue per operating day – U.S. (3)	$35.86	$36.24	(1.0%)
Average direct operating costs per operating day – U.S. (3)	$19.80	$19.42	2.0%
Average adjusted gross profit per operating day – U.S. (3)	$16.06	$16.83	(4.6%)
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

Total revenues and direct operating costs decreased primarily due to a decrease in operating days in our contract drilling business within the United States. Average revenue per operating day remained relatively flat while average direct operating costs per operating day increased slightly. The decline in operating days impacted the fixed cost leverage for U.S. drilling rigs.
The decrease in operating days for our U.S. contract drilling business reflects the industry-wide activity declines due to increased drilling efficiencies and market consolidation.
Depreciation, amortization and impairment expense increased primarily due to a charge of $114 million related to the abandonment of 42 legacy, non-Tier-1 super-spec drilling rigs and related equipment. See Note 6 of Notes to consolidated financial statements for additional information.
Capital expenditures decreased primarily due to reduced investment in our ancillary drilling services not included within our contract drilling business and timing of order placement.

	Year Ended December 31,
Completion Services (1)	2024	2023	% Change

	(Dollars in thousands)
Revenues	$3,232,785	$2,017,440	60.2%
Direct operating costs	2,658,170	1,567,940	69.5%
Adjusted gross profit (2)	574,615	449,500	27.8%
Selling, general and administrative	41,557	26,050	59.5%
Depreciation, amortization and impairment	564,155	283,230	99.2%
Impairment of goodwill	885,240	—	NA
Other operating income, net	(17,792)	—	NA
Operating income (loss)	$(898,545)	$140,220	(740.8%)
Capital expenditures	$320,329	$214,746	49.2%
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
The changes in the results of our completion services segment for the year ended December 31, 2024 as compared to December 31, 2023 can be primarily attributed to the NexTier merger, which closed on September 1, 2023. The NexTier merger had a material impact on our reported results of operations. The results for the year ended December 31, 2024 represent the combination of the well completion business from the NexTier merger and our legacy pressure pumping business. Due to the full integration of our legacy pressure pumping business into the NexTier legal entity in the first quarter of 2024, we are unable to provide a meaningful year-over-year comparison excluding the impact of the NexTier merger.
During the year ended December 31, 2024, we recorded an $885 million impairment charge to goodwill associated with our completion services reporting unit. See Note 7 of Notes to consolidated financial statements for additional information.
Other operating income, net in 2024 was due to gain on legal settlements.

	Year Ended December 31,
Drilling Products	2024	2023	% Change

	(Dollars in thousands)
Revenues	$351,651	$134,679	161.1%
Direct operating costs	191,107	81,555	134.3%
Adjusted gross profit (1)	160,544	53,124	202.2%
Selling, general and administrative	35,860	11,158	221.4%
Depreciation, amortization and impairment	100,610	48,467	107.6%
Operating income (loss)	$24,074	$(6,501)	(470.3)%
Capital expenditures	$61,687	$24,572	151.0%
(1)Adjusted gross profit is defined as revenues less direct operating costs (excluding depreciation, amortization and impairment expense). See Non-GAAP Financial Measures below for a reconciliation of GAAP gross profit to adjusted gross profit by segment.
The changes in the results of our drilling products segment for the year ended December 31, 2024 as compared to December 31, 2023 are attributable to the Ulterra acquisition, which closed on August 14, 2023. As such, there was no meaningful year-over-year comparison.
Direct operating costs and depreciation, amortization and impairment expense were approximately $7.9 million and $17.7 million higher than they would have otherwise been for the year ended December 31, 2024, respectively, as a result of the step up to fair value of our drill bits in accordance with purchase accounting. Direct operating costs and depreciation, amortization and impairment expense were approximately $11.0 million and $18.0 million higher than they would have otherwise been for the year ended December 31, 2023, respectively, as a result of the step up to fair value of our drill bits in accordance with purchase accounting.

	Year Ended December 31,
Other	2024	2023	% Change

	(Dollars in thousands)
Revenues	$65,665	$74,578	(12.0)%
Direct operating costs	41,001	42,624	(3.8%)
Adjusted gross profit (1)	24,664	31,954	(22.8)%
Selling, general and administrative	708	888	(20.3%)
Depreciation, depletion, amortization and impairment	24,043	28,237	(14.9%)
Operating income (loss)	$(87)	$2,829	(103.1%)
Capital expenditures	$21,813	$24,645	(11.5)%
(1)Adjusted gross profit is defined as revenues less direct operating costs (excluding depreciation, depletion, amortization and impairment expense). See Non-GAAP Financial Measures below for a reconciliation of GAAP gross profit to adjusted gross profit by segment.
Revenue decreased due to a lower volume of services provided by our oilfield rentals business.
Depreciation, depletion, amortization and impairment expense decreased primarily due to a $7.0 million impairment recorded in our oil and natural gas business in 2023 compared to a $3.8 million impairment in 2024.

	Year Ended December 31,
Corporate	2024	2023	% Change

	(Dollars in thousands)
Selling, general and administrative	$173,710	$116,852	48.7%
Merger and integration expense	$33,037	$98,077	(66.3%)
Depreciation	$5,667	$7,170	(21.0%)
Other operating (income) expense, net	$7,084	$(15,503)	(145.7%)
Interest income	$(5,729)	$(6,122)	(6.4%)
Interest expense, net of amount capitalized	$71,963	$52,870	36.1%
Other (income) expense	$975	$(1,898)	(151.4%)
Capital expenditures	$9,890	$16,947	(41.6%)
Selling, general and administrative expense increased primarily due to the reorganization of acquired Ulterra and NexTier support personnel to corporate following the NexTier merger and the Ulterra acquisition.
Merger and integration expense decreased due to the timing of the NexTier merger and the Ulterra acquisition, which both closed in the third quarter of 2023.
The $22.6 million change in other operating income, net was primarily due to a $5.2 million favorable legal settlement and a $6.5 million reversal of cumulative compensation costs associated with certain performance-based restricted stock units in 2023. Additionally, there was a $5.8 million credit loss expense in 2024 due to a deterioration in the financial condition of a customer.
Interest expense increased primarily due to the offering of 2033 Notes in the third quarter of 2023. See Note 9 of Notes to consolidated financial statements for additional information on our long-term debt.
The decrease in capital expenditures was primarily due to the purchase of an aircraft in 2023.
Income Taxes
The effective tax rate decreased to (1.0)% for 2024 compared to 19.9% for 2023. Our effective income tax rate fluctuates based on, among other factors, changes in pre-tax income in countries with varying statutory tax rates, changes in valuation allowances, and the impacts of various other permanent adjustments. The impact of goodwill impairments that are not deductible for income tax had a significant impact on our effective tax rate for the year ended December 31, 2024.
We continue to monitor income tax developments in the United States and other countries where we have legal entities. We will incorporate into our future financial statements the impacts, if any, of future regulations and additional authoritative guidance when finalized.
Liquidity and Capital Resources
Our primary sources of liquidity are cash and cash equivalents, availability under our revolving credit facility and cash provided by operating activities. As of December 31, 2024, we had approximately $453 million in working capital, including $239 million of cash and cash equivalents, and approximately $613 million available under the Prior Credit Agreement.
On January 31, 2025, we entered into the Credit Agreement, which amended and restated the Prior Credit Agreement. The commitments under the Credit Agreement are $500 million, and the loans and commitments under the Credit Agreement mature on January 31, 2030.
The Credit Agreement provides for a committed senior unsecured credit facility that permits aggregate revolving credit borrowings of up to $500 million, with a letter of credit sub-facility of $100 million and a swing line sub-facility that, at any time outstanding, is limited to the lesser of $50 million and the amount of the swing line provider’s unused commitment. Subject to customary conditions, we may request that the lenders’ aggregate commitments be increased by up to $200 million, not to exceed total commitments of $700 million.

Loans under the Credit Agreement bear interest by reference, at our election, to the SOFR rate (in addition to a 0.10% per annum adjustment) or base rate, in each case subject to a 0% floor. The applicable margin on SOFR rate loans varies from 1.25% to 2.25% and the applicable margin on base rate loans varies from 0.25% to 1.25%, in each case determined based on our credit rating. A letter of credit fee is payable by us equal to the applicable margin for SOFR rate loans times the daily amount available to be drawn under outstanding letters of credit. The commitment fee rate payable to the lenders varies from 0.150% to 0.350% based on our credit rating.
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
The Credit Agreement contains representations, warranties, affirmative and negative covenants and events of default and associated remedies that we believe are customary for agreements of this nature, including certain restrictions on our ability and the ability of each of our subsidiaries to grant liens and on the ability of each of our non-guarantor subsidiaries to incur debt. If our credit rating is below investment grade at both Moody’s and S&P, we will become subject to a restricted payment covenant, which would generally require us to have a Pro Forma Debt Service Coverage Ratio (as defined in the Credit Agreement) greater than or equal to 1.50 to 1.00 immediately before and immediately after making any restricted payment. Restricted payments include, among other things, dividend payments, repurchases of our common stock, distributions to holders of our common stock or any other payment or other distribution to third parties on account of our or our subsidiaries’ equity interests. Our credit rating is currently investment grade at both credit rating agencies. The Credit Agreement also requires that our total debt to capitalization ratio, expressed as a percentage, not exceed 50% as of the last day of each fiscal quarter. The Credit Agreement generally defines the total debt to capitalization ratio as the ratio of (a) total borrowed money indebtedness to (b) the sum of such indebtedness plus consolidated net worth, with consolidated net worth determined as of the end of the most recently ended fiscal quarter. We were in compliance with the covenants under the Prior Credit Agreement at December 31, 2024.
On March 16, 2015, we entered into a Reimbursement Agreement (as amended from time to time, the “Reimbursement Agreement”) with The Bank of Nova Scotia (“Scotiabank”), pursuant to which we may from time to time request that Scotiabank issue an unspecified amount of letters of credit. As of December 31, 2024, we had $38.8 million in letters of credit outstanding under the Reimbursement Agreement.
Under the terms of the Reimbursement Agreement, we will reimburse Scotiabank on demand for any amounts that Scotiabank has disbursed under any of our letters of credit issued thereunder. Fees, charges and other reasonable expenses for the issuance of letters of credit are payable by us at the time of issuance at such rates and amounts as are in accordance with Scotiabank’s prevailing practice. We are obligated to pay to Scotiabank interest on all amounts not paid by us on the date of demand or when otherwise due at the Prime rate plus 2.00% per annum, calculated daily and payable monthly, in arrears, on the basis of a calendar year for the actual number of days elapsed, with interest on overdue interest at the same rate as on the reimbursement amounts. A letter of credit fee is payable by us equal to 1.50% times the amount of outstanding letters of credit.
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
We had $42.9 million of outstanding letters of credit at December 31, 2024, which was comprised of $38.8 million outstanding under the Reimbursement Agreement, $2.1 million outstanding under the Prior Credit Agreement, and $2.0 million outstanding with financial institutions providing for short-term borrowing capacity, overdraft protection and bonding requirements. We maintain these letters of credit primarily for the benefit of various insurance companies as collateral for retrospective premiums and retained losses which could become payable under terms of the underlying insurance contracts and compliance with contractual obligations. These letters of credit expire annually at various times during the year and are typically renewed. As of December 31, 2024, no amounts had been drawn under the letters of credit.
Our outstanding long-term debt at December 31, 2024 was $1.2 billion and consisted of $483 million of our 2028 Notes, $345 million of our 2029 Notes, $400 million of our 2033 Notes and $6.4 million of Equipment Loans. We were in compliance with all covenants under the associated agreements and indentures at December 31, 2024.

For a full description of the Prior Credit Agreement, the Reimbursement Agreement, the 2028 Notes, the 2029 Notes, and the 2033 Notes, see Note 9 of Notes to consolidated financial statements included as a part of Item 8 of this Report.
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
A portion of our capital expenditures can be adjusted and managed by us to match market demand and activity levels. Based on our current outlook for activity, we expect our capital expenditures for 2025 to be approximately $600 million. The majority of these expenditures are expected to be used for normal, recurring items necessary to support our business.
We anticipate $52.2 million of expenditures in 2025 related to various contractual obligations such as certain commitments to purchase proppants and lease liabilities.
As of December 31, 2024, we had working capital of $453 million, including cash, cash equivalents and restricted cash of $241 million, compared to working capital of $435 million, including cash, cash equivalents and restricted cash of $193 million, at December 31, 2023.
During 2024, our sources of cash flow included:
•$1.2 billion from operating activities, and
•$25.8 million in proceeds from the disposal of property and equipment.
During 2024, our uses of cash flow included:
•$678 million to make capital expenditures for the betterment and refurbishment of drilling services and completion services equipment and, to a much lesser extent, equipment for our other businesses, to acquire and procure equipment to support our drilling services, completion services, drilling products, oilfield rentals and manufacturing operations and to fund investments in oil and natural gas properties on a non-operating working interest basis,
•$290 million for repurchases of our common stock,
•$127 million to pay dividends on our common stock,
•$45.5 million for payments related to finance leases, and
•$17.5 million for other investing and financing activities.
We paid cash dividends during the year ended December 31, 2024 as follows:

	Per Share	Total
		(in thousands)
Paid on March 15, 2024	$0.08	$32,553
Paid on June 17, 2024	0.08	31,815
Paid on September 16, 2024	0.08	31,225
Paid on December 16, 2024	0.08	31,198
Total cash dividends	$0.32	$126,791
On February 5, 2025, our Board of Directors approved a cash dividend on our common stock in the amount of $0.08 per share to be paid on March 17, 2025 to holders of record as of March 3, 2025. The amount and timing of all future dividend payments, if any, are subject to the discretion of the Board of Directors and will depend upon business conditions, results of operations, financial condition, terms of our debt agreements and other factors. Our Board of Directors may, without advance notice, reduce or suspend our dividend for any reason, including to improve our financial flexibility and position our company for long-term success. There can be no assurance that we will pay a dividend in the future.

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
In September 2013, our Board of Directors approved a stock buyback program. In February 2024, our Board of Directors approved an increase of the authorization under the stock buyback program to allow for an aggregate of $1.0 billion of future share repurchases. All purchases executed to date have been through open market transactions. Purchases under the buyback program are made at management’s discretion, at prevailing prices, subject to market conditions and other factors. Purchases may be made at any time without prior notice. There is no expiration date associated with the buyback program. As of December 31, 2024, we had remaining authorization to purchase approximately $759 million of our outstanding common stock under the stock buyback program. Shares of stock purchased under the buyback program are held as treasury shares.
We acquired shares of stock from employees during 2024, 2023 and 2022 that are accounted for as treasury stock. Certain of these shares were acquired to satisfy the exercise price and employees’ tax withholding obligations upon the exercise of stock options. The remainder of these shares were acquired to satisfy payroll withholding obligations upon the settlement of performance unit awards and the vesting of restricted stock units. These shares were acquired at fair market value. These acquisitions were made pursuant to the terms of the Patterson-UTI Energy, Inc. Amended and Restated 2014 Long-Term Incentive Plan, as amended (the “2014 Plan”), the Patterson-UTI Energy, Inc. 2021 Long-Term Incentive Plan (the “2021 Plan”), the NexTier Oilfield Solutions Inc. Equity and Incentive Award Plan and the NexTier Oilfield Solutions Inc. (Former C&J Energy) Management Incentive Plan, and not pursuant to the stock buyback program.

Treasury stock acquisitions during the years ended December 31, 2024, 2023 and 2022 were as follows (dollars in thousands):

	2024		2023		2022
	Shares	Cost	Shares	Cost	Shares	Cost
Treasury shares at beginning of period	105,580,011	$1,657,675	88,758,722	$1,453,079	84,128,995	$1,372,641
Purchases pursuant to stock buyback program	26,646,698	280,327	14,086,229	168,631	3,254,599	57,173
Acquisitions pursuant to long-term incentive plan	1,213,319	13,065	2,735,060	35,965	1,372,101	23,237
Other	—	—	—	—	3,027	28
Treasury shares at end of period	133,440,028	$1,951,067	105,580,011	$1,657,675	88,758,722	$1,453,079
As of December 31, 2024, we had unrecognized compensation costs of $42.8 million and $12.8 million related to our unvested restricted stock units and our unvested Performance Units, respectively. The weighted-average remaining vesting periods for these awards were 1.71 years and 1.04 years, respectively as of December 31, 2024. See Note 12 of Notes to consolidated financial statements in Item 8 of this Report for additional discussion regarding our stock-based compensation.
Commitments — As of December 31, 2024, we had commitments to purchase major equipment totaling approximately $65.9 million.
Our completion services segment has entered into agreements to purchase minimum quantities of proppants from certain vendors. As of December 31, 2024, the remaining minimum obligation under these agreements was approximately $19.8 million, of which approximately, $17.4 million and $2.4 million relate to 2025 and 2026, respectively.
See Note 10 of Notes to consolidated financial statements in Item 8 of this Report for additional information on our current commitments and contingencies as of December 31, 2024.
Operating lease liabilities totaled $47.6 million and finance lease liabilities totaled $25.4 million at December 31, 2024. See Note 13 of Notes to consolidated financial statements in Item 8 of this Report for additional information on our operating and finance leases as of December 31, 2024.
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
Depreciation and amortization — Our industry is very capital intensive, as property and equipment represented 51.6% of our total assets as of December 31, 2024 and depreciation, depletion, amortization and impairment represented 18.7% of our total operating costs and expenses in 2024. Our property and equipment is carried at cost less accumulated depreciation and amortization. No provision for salvage value is considered in determining depreciation of our property and equipment. We calculate depreciation and amortization on our assets based on the estimated useful lives that we believe are reasonable. The estimated useful lives are subject to key assumptions such as maintenance, utilization and job variation. These estimates may change due to a number of factors such as changes in operating conditions or advances in technology. The method of depreciation does not change whenever equipment becomes idle. Maintenance and repairs are charged to expense when incurred. Renewals and betterments which extend the life or improve existing property and equipment are capitalized.
The following table outlines a 10% change in the useful lives on our major categories of property and equipment and the impact on operating income for the year ended December 31, 2024:

	Useful Lives	Change	Impact (in thousands)
Drilling services equipment	1-15 years	10%	$54,444
Completion services equipment	1-25 years	10%	46,973
			$101,417

Impairment of long-lived assets — We review our long-lived assets, including property and equipment and definite-lived intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amounts of certain assets may not be recovered over their estimated remaining useful lives (“triggering events”). In connection with this review, assets are grouped at the lowest level at which identifiable cash flows are largely independent of other asset groupings. We estimate the undiscounted future cash flows over the life of the respective asset or the primary asset in an asset group. These estimates of cash flows are based on historical trends in the industry as well as our expectations regarding the continuation of these trends in the future. As of December 31, 2024, no impairment was indicated for our long-lived tangible or definite-lived intangible assets. See Note 6 of Notes to consolidated financial statements included as a part of Item 8 of this Report.
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
Negative market indicators such as lower industry-wide drilling rig and pressure pumping fleet count forecasts, increased volatility and pricing declines in the pressure pumping market, and continued efficiency gains and technology advancements reducing operating days have led to our reduced outlook for activity. During the third quarter of 2024, we viewed the reduction in activity forecasts combined with the recent decline in the market price of our common stock as a triggering event that warranted a quantitative assessment for goodwill impairment.
We estimated the fair value of the drilling products and the completion services reporting units using the income approach. Under this approach, we used a discounted cash flow model, which utilized present values of cash flows to estimate fair value. Forecasted cash flows reflected known market conditions in the third quarter of 2024 and management’s anticipated business outlook for each reporting unit. Future cash flows were projected based on estimates of revenue growth rates, gross profit, selling, general and administrative expense, changes in working capital, and capital expenditures. The terminal period used within the discounted cash flow model for each reporting unit consisted of a 1% growth estimate. Future cash flows were then discounted using a market-participant, risk-adjusted weighted average cost of capital of 10.25% for the drilling products reporting unit and 10.75% for the completion services reporting unit. Financial and credit market volatility directly impacts our fair value measurement through the weighted average cost of capital used to determine a discount rate. During times of volatility, significant judgment must be applied to determine whether credit market changes are a short-term or long-term trend.
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
Based on the results of the goodwill impairment tests performed during the third quarter of 2024, the fair values of the drilling products and cementing services reporting units exceeded their carrying values by approximately 13% and 73%, respectively. Accordingly, no impairment was recorded for the drilling products and cementing services reporting units.
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

Accruals for self-insured levels of insurance coverage — We maintain insurance coverage for fire, windstorm and other risks of physical loss to our equipment and certain other assets, employers’ liability, automobile liability, commercial general liability, workers’ compensation and insurance for other specific risks. We also self-insure a number of other risks, including loss of earnings and business interruption and most of our cybersecurity risks, and do not carry a significant amount of insurance to cover risks of underground reservoir damage. Our insurance accruals are based on claims filed and estimates of claims incurred but not reported and are developed by our management with assistance from our third-party actuary and third-party claims administrator. The insurance accruals are influenced by our past claims experience factors and by published industry development factors. If we experience insurance claims or costs above or below our historically evaluated levels, our estimates could be materially affected. The frequency and number of claims or incidents could vary significantly over time, which could materially affect our self-insurance liabilities. Additionally, the actual costs to settle the self-insurance liabilities could materially differ from the original estimates and cause us to incur additional costs in future periods associated with prior year claims. A sensitivity analysis of the impact on earnings for these periods if other assumptions had been used in recording these liabilities is not practicable given the number of underlying assumptions and the wide range of reasonably possible outcomes. See “Item 1A. Risk Factors – Our operations are subject to a number of operational risks, including environmental and weather risks, which could expose us to significant losses and damage claims. We are not fully insured against all of these risks and our contractual indemnity provisions may not fully protect us.”
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
We continue to monitor income tax developments, including OECD Pillar 2 legislation, in the United States and other countries where we have legal entities. We recognize tax benefits related to uncertain tax positions when, in our judgment, it is more likely than not that such positions will be sustained on examination, including resolutions of any related appeals or litigation, based on the technical merits. We adjust our liabilities for uncertain tax positions when our judgment changes as a result of new information previously unavailable. We routinely monitor the potential impact of these situations. As of December 31, 2024, we have no unrecognized tax benefits.
Volatility of Oil and Natural Gas Prices and its Impact on Operations and Financial Condition
Our revenues, profitability and cash flows are highly dependent upon prevailing prices for oil and natural gas and expectations about future prices, and upon our customers’ ability to access, and willingness to deploy, capital to fund their operating and capital expenditures. Commodity prices have historically been volatile, but have been relatively range-bound since the end of 2022. The current demand for equipment and services remains impacted by macro conditions, including commodity prices, geopolitical environment, inflationary pressures, economic conditions in the United States and elsewhere, as well as customer consolidation and focus by exploration and production companies and service companies on capital returns. Oil prices averaged $70.73 per barrel in the fourth quarter of 2024. Natural gas prices (based on the Henry Hub Spot Market Price) averaged $2.45 per MMBtu in the fourth quarter of 2024.
In light of these and other factors, we expect oil and natural gas prices to continue to be unpredictable and to affect our financial condition, operations and ability to access sources of capital. Higher oil and natural gas prices do not necessarily result in increased activity because demand for our services is generally driven by our customers’ expectations of future oil and natural gas prices, as well as our customers’ ability to access, and willingness to deploy, capital to fund their operating and capital expenditures. A decline in demand for oil and natural gas, prolonged low oil or natural gas prices, expectations of decreases in oil and natural gas prices or a reduction in the ability of our customers to access capital would likely result in reduced capital expenditures by our customers and decreased demand for our services, which could have a material adverse effect on our operating results, financial condition and cash flows. Even during periods of historically moderate or high prices for oil and natural gas, companies exploring for oil and natural gas may cancel or curtail programs or reduce their levels of capital expenditures for exploration and production for a variety of reasons, including the depletion of capital expenditure budgets and/or meeting annual drilling and completion targets, which could reduce demand for our services.
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

	Year Ended December 31,
	2024	2023	2022

	(in thousands)
Net income (loss)	$(966,399)	$245,952	$154,658
Income tax expense (benefit)	9,453	61,152	13,204
Net interest expense	66,234	46,748	39,896
Depreciation, depletion, amortization and impairment	1,171,873	731,416	483,945
Impairment of goodwill	885,240	—	—
Merger and integration expense	33,037	98,077	2,069
Adjusted EBITDA	$1,199,438	$1,183,345	$693,772

Adjusted Gross Profit
We define “Adjusted gross profit” as revenues less direct operating costs (excluding depreciation, depletion, amortization and impairment expense, which does not include impairment of goodwill). Adjusted gross profit is included as a supplemental disclosure because it is a useful indicator of our operating performance.

	Drilling Services	Completion Services	Drilling Products	Other

	(in thousands)
For the year ended December 31, 2024
Revenues	$1,727,810	$3,232,785	$351,651	$65,665
Less direct operating costs	(1,029,591)	(2,658,170)	(191,107)	(41,001)
Less depreciation, depletion, amortization and impairment	(477,398)	(564,155)	(100,610)	(24,043)
GAAP gross profit	220,821	10,460	59,934	621
Depreciation, depletion, amortization and impairment	477,398	564,155	100,610	24,043
Adjusted gross profit	$698,219	$574,615	$160,544	$24,664

For the year ended December 31, 2023
Revenues	$1,919,759	$2,017,440	$134,679	$74,578
Less direct operating costs	(1,119,200)	(1,567,940)	(81,555)	(42,624)
Less depreciation, depletion, amortization and impairment	(364,312)	(283,230)	(48,467)	(28,237)
GAAP gross profit	436,247	166,270	4,657	3,717
Depreciation, depletion, amortization and impairment	364,312	283,230	48,467	28,237
Adjusted gross profit	$800,559	$449,500	$53,124	$31,954

For the year ended December 31, 2022
Revenues	$1,544,820	$1,022,413	$—	$80,359
Less direct operating costs	(1,025,904)	(781,385)	—	(39,261)
Less depreciation, depletion, amortization and impairment	(354,116)	(98,162)	—	(26,496)
GAAP gross profit	164,800	142,866	—	14,602
Depreciation, depletion, amortization and impairment	354,116	98,162	—	26,496
Adjusted gross profit	$518,916	$241,028	$—	$41,098

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
As of December 31, 2024, we would have had exposure to interest rate market risk associated with any outstanding borrowings and letters of credit that we had under the Prior Credit Agreement and amounts owed under the Reimbursement Agreement.
Loans under the Prior Credit Agreement bore interest by reference, at our election, to the SOFR rate (subject to a 0.10% per annum adjustment) or base rate, in each case subject to a 0% floor. The applicable margin on SOFR rate loans varied from 1.00% to 2.00% and the applicable margin on base rate loans varied from 0% to 1.00%, in each case determined based on our credit rating. As of December 31, 2024, the applicable margin on SOFR rate loans was 1.75% and the applicable margin on base rate loans was 0.75%. A letter of credit fee was payable by us equal to the applicable margin for SOFR rate loans times the daily amount available to be drawn under outstanding letters of credit. The commitment fee rate payable to the lenders varied from 0.10% to 0.30% based on our credit rating. As of December 31, 2024, we had $2.1 million in letters of credit outstanding and, as a result, had available borrowing capacity of approximately $613 million at that date.
Under the terms of the Reimbursement Agreement, we will reimburse Scotiabank on demand for any amounts that Scotiabank has disbursed under any of our letters of credit issued thereunder. We are obligated to pay Scotiabank interest on all amounts not paid by us on the date of demand or when otherwise due at the Prime rate plus 2.00% per annum.
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
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.
Item 9A. Controls and Procedures.
Disclosure Controls and Procedures:
Under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act, as of the end of the period covered by this Report. Based on this evaluation, our CEO and CFO concluded that, as of December 31, 2024, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and is accumulated and reported to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.
Management’s Report on Internal Control over Financial Reporting:
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our CEO and CFO, we carried out an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2024, based on the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management has concluded that our internal control over financial reporting was effective as of December 31, 2024.

The effectiveness of our internal control over financial reporting as of December 31, 2024 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears on page F-2 of this Report and which is incorporated by reference into Item 8 of this Report.
Changes in Internal Control over Financial Reporting:
There have been no changes to our internal control over financial reporting during the most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information.
(c)During the three months ended December 31, 2024, certain of our officers and directors listed below adopted or terminated trading arrangements for the sale of shares of our common stock in amounts and prices determined in accordance with a formula set forth in each such plan:

				Plans		Number of Shares to be Sold
Name and Title		Action	Date	Rule 10b5-1	Non-Rule 10b5-1		Expiration
Robert Drummond Jr.,	Director	Termination	November 8, 2024	X		1,250,000	Plan terminated November 8, 2024
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
(a)(1)Financial Statements
See Index to Consolidated Financial Statements on page F-1 of this Report.
(a)(2)Report of Independent Registered Public Accounting Firm
The report of our independent registered public accounting firm (PCAOB ID: 238) with respect to the above-referenced financial statements and their report on internal control over financial reporting are included on page F-2 of this Report.
(a)(3)Financial Statement Schedule
Schedule II — Valuation and qualifying accounts is filed herewith on page S-1.
All other financial statement schedules have been omitted because they are not applicable or the information required therein is included elsewhere in the financial statements or notes thereto.
(a)(3)Exhibits
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

3.1	Restated Certificate of Incorporation (filed June 6, 2024 as Exhibit 4.1 to our Registration Statement on Form S-8 and incorporated herein by reference).

3.2	Amended and Restated Bylaws (filed June 15, 2023 as Exhibit 3.1 to our Current Report on Form 8-K and incorporated herein by reference).

4.1
Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (filed February 27, 2024 as Exhibit 4.1 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 and incorporated herein by reference).

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

10.1
Patterson-UTI Energy, Inc. 2014 Long-Term Incentive Plan, as amended and restated and further amended effective June 6, 2019 (filed June 6, 2019 as Exhibit 10.1 to our Current Report on Form 8-K and incorporated herein by reference).*

10.2
Patterson-UTI Energy, Inc. 2021 Long-Term Incentive Plan, as amended through June 6, 2024 (filed June 6, 2024 as Exhibit 99.1 to our Registration Statement on Form S-8 and incorporated herein by reference).*

10.3
NexTier Oilfield Solutions Inc. (Former C&J Energy) Management Incentive Plan, as amended September 1, 2023 (filed September 1, 2023 as Exhibit 10.4 to our Current Report on Form 8-K and incorporated herein by reference).*

10.4
NexTier Oilfield Solutions Inc. Equity and Incentive Award Plan, as amended September 1, 2023 (filed September 1, 2023 as Exhibit 10.3 to our Current Report on Form 8-K and incorporated herein by reference).*

10.5	Form of Executive Officer Restricted Stock Unit Award Agreement (filed August 3, 2021 as Exhibit 10.2 to our Quarterly Report on Form 10-Q and incorporated herein by reference).*

10.6	Form of Executive Officer Stock Option Agreement (filed April 21, 2014 as Exhibit 10.4 to our Current Report on Form 8-K and incorporated herein by reference).*

10.7	Form of Non-Employee Director Stock Option Agreement (filed April 21, 2014 as Exhibit 10.6 to our Current Report on Form 8-K and incorporated herein by reference).*

10.8	Form of Non-Employee Director Restricted Stock Unit Award Agreement.*+

10.9	Form of Executive Officer Share-Settled Performance Share Award Agreement (filed August 3, 2021 as Exhibit 10.3 to our Quarterly Report on Form 10-Q and incorporated herein by reference).*

10.10	Form of Executive Officer Share-Settled Performance Share Award Agreement (filed July 29, 2024 as Exhibit 10.2 to our Quarterly Report on Form 10-Q and incorporated herein by reference).*

10.11	Patterson-UTI Energy, Inc. Qualified Retiree Program (filed July 29, 2024 as Exhibit 10.3 to our Quarterly Report on Form 10-Q and incorporated herein by reference).*

10.12
Form of Letter Agreement regarding termination, effective as of January 29, 2004, entered into by Patterson-UTI Energy, Inc. with Kenneth N. Berns (filed on February 25, 2005 as Exhibit 10.23 to our Annual Report on Form 10-K for the year ended December 31, 2004 and incorporated herein by reference).*

10.13
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

10.25
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

10.31
Commitment Increase Agreement, dated April 5, 2024, by and among Patterson-UTI Energy, Inc., Citibank, N.A., HSBC Bank USA, National Association, Wells Fargo Bank, N.A., as administrative agent, letter of credit issuer and swing line lender and the other letter of credit issuers party thereto (filed May 6, 2024 as Exhibit 10.1 to our Quarterly Report on Form 10-Q and incorporated herein by reference).

10.32
Second Amended and Restated Credit Agreement, dated January 31, 2025, by and among Patterson-UTI Energy, Inc., Wells Fargo Bank, National Association, as administrative agent, letter of credit issuer, swing line lender and a lender and each of the other letter of credit issuers and lenders party thereto with the lenders party thereto (filed February 3, 2025 as Exhibit 10.1 to our Current Report on Form 8-K and incorporated herein by reference).

10.33
Reimbursement Agreement, dated as of March 16, 2015, by and between Patterson-UTI Energy, Inc. and The Bank of Nova Scotia (filed March 16, 2015 as Exhibit 10.1 to our Current Report on Form 8-K and incorporated herein by reference).

10.34	Amendment No. 1 to Reimbursement Agreement, dated as of October 16, 2024, by and between Patterson-UTI Energy, Inc. and The Bank of Nova Scotia.+

19.1	Insider Trading Compliance Policy.+

19.2	Insider Trading Compliance Memorandum.+

21.1	Subsidiaries of the Registrant.+

23.1	Consent of Independent Registered Public Accounting Firm.+

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.+

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.+

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.++

97	Patterson-UTI Energy, Inc. Clawback Policy (filed February 27, 2024 as Exhibit 97 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 and incorporated herein by reference).

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.+

101.SCH	Inline XBRL Taxonomy Extension Schema Document+

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document+

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document+

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document+

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document+

104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101).
________________________________
*Management Contract or Compensatory Plan identified as required by Item 15(a)(3) of Form 10-K.
+Filed herewith.
++Furnished herewith.
Item 16. Form 10-K Summary
None.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Patterson-UTI Energy, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Patterson-UTI Energy, Inc. and its subsidiaries (the "Company") as of December 31, 2024 and 2023, and the related consolidated statements of operations, of comprehensive income (loss), of changes in stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2024, including the related notes and schedule of valuation and qualifying accounts for each of the three years in the period ended December 31, 2024 appearing on page S-1 (collectively referred to as the "consolidated financial statements"). We also have audited the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Goodwill Impairment Assessment – Drilling Products Reporting Unit

As described in Note 7 to the consolidated financial statements, the Company’s goodwill balance for the drilling products reporting unit was $450.5 million as of December 31, 2024. Management evaluates goodwill for impairment at least annually on July 31, or more frequently when events and circumstances occur indicating recorded goodwill may be impaired. Management estimated the fair value of the drilling products reporting unit using the income approach. Under this approach, management used a discounted cash flow model, which utilizes present values of cash flows to estimate fair value. Future cash flows were projected based on estimates of revenue growth rates, gross profit, selling, general and administrative expense, changes in working capital, and capital expenditures. The terminal period used within the discounted cash flow model for the reporting unit consisted of a growth estimate. Future cash flows were then discounted using a market-participant, risk-adjusted weighted average cost of capital.

The principal considerations for our determination that performing procedures relating to the goodwill impairment assessment of the drilling products reporting unit is a critical audit matter are (i) the significant judgment by management when developing the fair value estimate of the drilling products reporting unit; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to estimates of certain revenue growth rates and the discount rate; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s goodwill impairment assessment, including controls over the valuation of the drilling products reporting unit. These procedures also included, among others (i) testing management’s process for developing the fair value estimate of the drilling products reporting unit; (ii) evaluating the appropriateness of the income approach used by management; (iii) testing the completeness and accuracy of the underlying data used in the income approach; and (iv) evaluating the reasonableness of the significant assumptions used by management related to estimates of certain revenue growth rates and the discount rate. Evaluating management’s assumption related to estimates of certain revenue growth rates involved evaluating whether the assumption used by management was reasonable considering (i) the current and past performance of the drilling products reporting unit; (ii) the consistency with external market and industry data; and (iii) whether the assumption was consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in evaluating (i) the appropriateness of the income approach and (ii) the reasonableness of the discount rate assumption.

/s/ PricewaterhouseCoopers LLP

Houston, Texas
February 11, 2025

We have served as the Company’s auditor since 1993.

PATTERSON-UTI ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2024	2023
	(In thousands, except share data)
ASSETS
Current assets:
Cash, cash equivalents and restricted cash	$241,293	$192,680
Accounts receivable, net of allowance for credit losses of $15,047 and $3,490 at December 31, 2024 and 2023, respectively	763,806	971,091
Inventory	167,023	180,805
Other current assets	123,193	141,122
Total current assets	1,295,315	1,485,698
Property and equipment, net	3,010,342	3,340,412
Operating lease right of use asset	44,385	47,599
Finance lease right of use asset	27,018	63,228
Goodwill	487,388	1,379,741
Intangible assets, net	929,610	1,051,697
Deposits on equipment purchases	15,699	28,305
Other assets	23,709	19,424
Deferred tax assets, net	—	3,927
Total assets	$5,833,466	$7,420,031

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$421,318	$534,420
Accrued liabilities	385,751	446,268
Operating lease liability	13,322	13,541
Finance lease liability	15,214	43,980
Current maturities of long-term debt	6,388	12,226
Total current liabilities	841,993	1,050,435
Long-term operating lease liability	34,305	37,848
Long-term finance lease liability	10,216	12,953
Long-term debt, net of debt discount and issuance costs of $7,637 and $8,919 at December 31, 2024 and 2023, respectively	1,219,770	1,224,941
Deferred tax liabilities, net	238,097	248,107
Other liabilities	13,241	25,066
Total liabilities	2,357,622	2,599,350
Commitments and contingencies (see Note 10)
Stockholders’ equity:
Preferred stock, par value $0.01; authorized 1,000,000 shares, no shares issued	—	—
Common stock, par value $0.01; authorized 800,000,000 and 800,000,000 shares with 520,784,783 and 516,775,313 issued and 387,344,755 and 411,195,302 outstanding at December 31, 2024 and 2023, respectively	5,206	5,166
Additional paid-in capital	6,453,606	6,407,294
Retained earnings (deficit)	(1,039,338)	57,035
Accumulated other comprehensive income (loss)	(2,584)	472
Treasury stock, at cost, 133,440,028 shares and 105,580,011 shares at December 31, 2024 and 2023, respectively	(1,951,067)	(1,657,675)
Total stockholders’ equity attributable to controlling interests	3,465,823	4,812,292
Noncontrolling interest	10,021	8,389
Total equity	3,475,844	4,820,681
Total liabilities and stockholders’ equity	$5,833,466	$7,420,031
The accompanying notes are an integral part of these consolidated financial statements.

PATTERSON-UTI ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2024	2023	2022
	(In thousands, except per share data)
Operating revenues:
Drilling Services	$1,727,810	$1,919,759	$1,544,820
Completion Services	3,232,785	2,017,440	1,022,413
Drilling Products	351,651	134,679	—
Other	65,665	74,578	80,359
Total operating revenues	5,377,911	4,146,456	2,647,592

Operating costs and expenses:
Drilling Services	1,029,591	1,119,200	1,025,904
Completion Services	2,658,170	1,567,940	781,385
Drilling Products	191,107	81,555	—
Other	41,001	42,624	39,261
Depreciation, depletion, amortization and impairment	1,171,873	731,416	483,945
Impairment of goodwill	885,240	—	—
Selling, general and administrative	268,337	169,962	116,589
Merger and integration expense	33,037	98,077	2,069
Other operating income, net	(10,708)	(16,272)	(12,592)
Total operating costs and expenses	6,267,648	3,794,502	2,436,561
Operating income (loss)	(889,737)	351,954	211,031

Other income (expense):
Interest income	5,729	6,122	360
Interest expense, net of amount capitalized	(71,963)	(52,870)	(40,256)
Other income (expense)	(975)	1,898	(3,273)
Total other income (expense)	(67,209)	(44,850)	(43,169)

Income (loss) before income taxes	(956,946)	307,104	167,862

Income tax expense	9,453	61,152	13,204

Net income (loss)	(966,399)	245,952	154,658

Net income (loss) attributable to noncontrolling interest	1,632	(340)	—

Net income (loss) attributable to common stockholders	$(968,031)	$246,292	$154,658

Net income (loss) attributable to common stockholder per common share:
Basic	$(2.44)	$0.88	$0.72
Diluted	$(2.44)	$0.88	$0.70

Weighted average number of common shares outstanding:
Basic	397,196	279,501	215,935
Diluted	397,196	280,061	219,496
The accompanying notes are an integral part of these consolidated financial statements.

PATTERSON-UTI ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
	2024	2023	2022

	(In thousands)
Net income (loss)	$(966,399)	$245,952	$154,658
Other comprehensive income (loss):
Foreign currency translation adjustment, net of taxes of $0 for all periods	(3,056)	472	1,793
Release of cumulative translation adjustment, net of taxes of $0 for 2024 and 2023 and $3,770 for 2022	—	—	(7,708)
Comprehensive income (loss)	(969,455)	246,424	148,743
Less: comprehensive income (loss) attributable to noncontrolling interest	1,632	(340)	—
Comprehensive income (loss) attributable to common stockholders	$(971,087)	$246,764	$148,743
The accompanying notes are an integral part of these consolidated financial statements.

PATTERSON-UTI ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Noncontrolling Interest	Total
	Number of Shares	Amount
	(In thousands)
Balance, December 31, 2021	299,269	$2,993	$3,171,536	$(198,316)	$5,915	$(1,372,641)	—	$1,609,487
Net income	—	—	—	154,658	—	—	—	154,658
Foreign currency translation adjustment	—	—	—	—	1,793	—	—	1,793
Release of cumulative translation adjustment	—	—	—	—	(7,708)	—	—	(7,708)
Issuance of restricted stock	980	10	(10)	—	—	—	—	—
Vesting of restricted stock units	1,437	14	(14)	—	—	—	—	—
Exercise of stock options	640	6	10,362	—	—	—	—	10,368
Stock-based compensation	—	—	21,099	—	—	—	—	21,099
Payment of cash dividends ($0.20 per share)	—	—	—	(43,096)	—	—	—	(43,096)
Dividend equivalents	—	—	—	(640)	—	—	—	(640)
Purchase of treasury stock	—	—	—	—	—	(80,438)	—	(80,438)
Balance, December 31, 2022	302,326	$3,023	$3,202,973	$(87,394)	$—	$(1,453,079)	$—	$1,665,523
Net income	—	—	—	246,292	—	—	(340)	245,952
Noncontrolling interest	—	—	—	—	—	—	8,729	8,729
Foreign currency translation adjustment	—	—	—	—	472	—	—	472
Issuance of common stock - Ulterra acquisition	34,900	349	521,057	—	—	—	—	521,406
Issuance of common stock - NexTier merger	172,092	1,720	2,564,175	—	—	—	—	2,565,895
Issuance of replacement awards related to NexTier merger	—	—	72,413	—	—	—	—	72,413
Issuance of restricted stock	1,077	10	(10)	—	—	—	—	—
Vesting of restricted stock units	6,380	64	(64)	—	—	—	—	—
Stock-based compensation	—	—	46,750	—	—	—	—	46,750
Payment of cash dividends ($0.32 per share)	—	—	—	(100,034)	—	—	—	(100,034)
Dividend equivalents	—	—	—	(1,829)	—	—	—	(1,829)
Purchase of treasury stock	—	—	—	—	—	(204,596)	—	(204,596)
Balance, December 31, 2023	516,775	$5,166	$6,407,294	$57,035	$472	$(1,657,675)	$8,389	$4,820,681
Net income (loss)	—	—	—	(968,031)	—	—	1,632	(966,399)
Foreign currency translation adjustment	—	—	—	—	(3,056)	—	—	(3,056)
Issuance of restricted stock	719	7	(7)	—	—	—	—	—
Vesting of restricted stock units	3,291	33	(33)	—	—	—	—	—
Stock-based compensation	—	—	46,352	—	—	—	—	46,352
Payment of cash dividends ($0.32 per share)	—	—	—	(126,791)	—	—	—	(126,791)
Dividend equivalents	—	—	—	(1,551)	—	—	—	(1,551)
Purchase of treasury stock	—	—	—	—	—	(293,392)	—	(293,392)
Balance, December 31, 2024	520,785	$5,206	$6,453,606	$(1,039,338)	$(2,584)	$(1,951,067)	$10,021	$3,475,844
The accompanying notes are an integral part of these consolidated financial statements.

PATTERSON-UTI ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2024	2023	2022
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$(966,399)	$245,952	$154,658
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion, amortization and impairment	1,171,873	731,416	483,945
Impairment of goodwill	885,240	—	—
Deferred income tax expense (benefit)	(1,765)	51,866	6,998
Stock-based compensation	46,352	46,750	21,099
Net gain on asset disposals	(3,688)	(1,798)	(12,075)
Other	7,936	(1,053)	(1,507)
Changes in operating assets and liabilities:
Accounts receivable	203,652	84,544	(209,226)
Inventory	(11,463)	(30,793)	(23,154)
Other current assets	19,599	(10,360)	(1,975)
Other assets	33,760	24,686	10,643
Accounts payable	(112,858)	(69,729)	38,986
Accrued liabilities	(66,582)	(23,484)	67,380
Other liabilities	(30,121)	(42,083)	30,416
Net cash provided by operating activities	1,175,536	1,005,914	566,188

Cash flows from investing activities:
Acquisitions, net of cash acquired - NexTier	—	(65,185)	—
Acquisitions, net of cash acquired - Ulterra	2,983	(357,314)	—
Purchases of property and equipment	(678,386)	(615,690)	(436,797)
Proceeds from disposal of assets	25,832	26,473	26,074
Other	(5,173)	(5,874)	(2,504)
Net cash used in investing activities	(654,744)	(1,017,590)	(413,227)

Cash flows from financing activities:
Purchases of treasury stock	(290,427)	(200,710)	(70,070)
Dividends paid	(126,791)	(100,034)	(43,096)
Proceeds from borrowings under revolving credit facility	50,000	420,000	150,000
Repayment of borrowings under revolving credit facility	(50,000)	(420,000)	(150,000)
Proceeds from issuance of senior notes	—	396,412	—
Repayment of senior notes	—	(7,837)	(19,760)
Payments on finance leases	(45,484)	(15,915)	—
Other	(12,290)	(6,349)	(455)
Net cash provided by (used in) financing activities	(474,992)	65,567	(133,381)
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	2,813	1,236	449
Net increase in cash, cash equivalents and restricted cash	48,613	55,127	20,029
Cash, cash equivalents and restricted cash at beginning of year	192,680	137,553	117,524
Cash, cash equivalents and restricted cash at end of year	$241,293	$192,680	$137,553

Supplemental disclosure of cash flow information:
Net cash (paid) received during the year for:
Interest, net of capitalized interest of $1,334 in 2024, $1,692 in 2023, and $976 in 2022	$(68,563)	$(39,607)	$(39,855)
Income taxes	(14,767)	(27,169)	(1,526)
Non-cash investing and financing activities:
Net increase (decrease) in payables for purchases of property and equipment	$(133)	$(15,111)	$7,953
Net (increase) decrease in deposits on equipment purchases	12,607	7,876	(12,202)
Issuance of common stock for business acquisitions	—	3,159,714	—
Cashless exercise of stock options	—	—	10,368
Purchases of property and equipment through exchange of lease right of use asset	30,961	3,241	—
Derecognition of right of use asset	(36,117)	(3,241)	—
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
On August 14, 2023, we completed our acquisition (the “Ulterra acquisition”) of Ulterra Drilling Technologies, L.P. (“Ulterra”), a global provider of specialized drill bit solutions. On September 1, 2023, we completed our merger (the “NexTier merger”) with NexTier Oilfield Solutions Inc. (“NexTier”), a predominately U.S. land-focused oilfield service provider, with a diverse set of well completion and production services across a variety of active basins. See Note 2 for additional details on the acquisition and merger.
Basis of presentation — The consolidated financial statements include the accounts of Patterson-UTI, its wholly-owned subsidiaries and the consolidating interest of a joint venture. All intercompany accounts and transactions have been eliminated. Except for wholly-owned subsidiaries and our interest in a joint venture, we have no controlling financial interests in any other entity which would require consolidation. As used in these notes, “we,” “us,” “our,” “ours” and like terms refer collectively to Patterson-UTI Energy, Inc, and its consolidated subsidiaries. Patterson-UTI Energy, Inc. conducts its business operations through its wholly-owned subsidiaries and has no employees or independent operations. Certain prior year amounts have been reclassified to conform to current year presentation.
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
The consolidated financial statements for the year ended December 31, 2023 include the results of Ulterra from August 14, 2023, and the results of NexTier from September 1, 2023.
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
The following table provides a reconciliation of cash and restricted cash reported within the consolidated balance sheets that sum to the total of such amounts shown in the statements of cash flows for the years ended December 31, 2024 and 2023:

	Year Ended December 31,
	2024	2023
Cash and cash equivalents	$239,182	$190,108
Restricted cash	2,111	2,572
Total cash, cash equivalents and restricted cash	$241,293	$192,680

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
Inventories — Inventories consist primarily of sand and other products to be used in conjunction with our completion services activities, materials used in our equipment servicing business, spare parts for drilling services and raw materials for drilling products. Such inventories are stated at the lower of cost or net realizable value. The majority of our inventory is recorded using weighted average cost.
We periodically review the nature and quantities of inventory on hand and evaluate the net realizable value of items based on historical usage patterns, known changes to equipment or processes and customer demand for specific products. Provision for excess or obsolete inventories is determined based on historical usage of inventory on-hand, volume on-hand versus anticipated usage, technological advances and consideration of current market conditions. Inventories that have not turned over for more than a year are subject to slow-moving reserve provisions. In addition, inventories that have become obsolete due to technological advances or are no longer configured to operate with our equipment are written off.
Other current assets — Other current assets include reimbursement from our workers compensation insurance carrier for claims in excess of our deductible in the amount of $33.2 million and $31.0 million at December 31, 2024 and 2023, respectively. We also maintain prepayments for items such as insurance, rent and inventory.
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
Goodwill — As a result of both the Ulterra acquisition and the NexTier merger, we have recognized goodwill. Goodwill from acquisitions is recorded as the excess of the consideration transferred plus the fair value of any non-controlling interest in the acquiree at the acquisition date over the fair values of the identifiable net assets acquired. Goodwill is considered to have an indefinite useful economic life and is not amortized. We assess impairment of goodwill at least annually, as of July 31, or on an interim basis if events or circumstances indicate that the fair value of goodwill may have decreased below its carrying value. If the carrying value of a reporting unit exceeds its fair value, we recognize an impairment in an amount equal to the excess, limited to the total amount of goodwill allocated to the reporting unit. During the third quarter of 2024, we recorded an $885 million impairment charge to goodwill related to our completion services reporting unit. See Note 7 for details.
Leases — We have operating leases for operating locations, corporate offices and certain operating equipment. We determine if a contract contains a lease at inception or as a result of an acquisition. A right-of-use asset and corresponding lease liability are recognized on our consolidated balance sheet at commencement at an amount based on the present value of the remaining lease payments over the lease term. The lease term may include the option to extend or terminate the lease when it is reasonably certain that we will exercise the option. By our policy election, right-of-use assets and lease liabilities with an initial term of one year or less are not recognized for leasing arrangements, and non-lease and lease components are treated as a single lease component instead of bifurcating those components. Lease expense is recognized on a straight-line basis. If available, we use the rate implicit in the lease at commencement date to discount the lease payments. If the implicit rate is not readily determinable, we use our incremental borrowing rate based on the information available at the commencement date in the determination of the present value of future lease payments.
For finance leases, we amortize the right-of-use asset on a straight-line basis over the earlier of the useful life of the right-of-use asset or the end of the lease term and record this amortization in depreciation and amortization expense in the consolidated statements of operations. If available, we use the rate implicit in the lease at commencement date to discount the lease payments. If the implicit rate is not available, we use our incremental borrowing rate based on the information available at the commencement date in the determination of the present value of future lease payments. The lease term may include the option to extend or terminate the lease when it is reasonably certain that we will exercise the option. By our policy election, right-of-use assets and lease liabilities with an initial term of one year or less are not recognized for leasing arrangements, and non-lease and lease components are treated as a single lease component instead of bifurcating those components. For finance leases where we have determined we are reasonably certain to exercise a purchase option to acquire the underlying asset, we amortize the right-of-use asset over the lease term and record this amortization in “Depreciation, depletion, amortization and impairment” in the consolidated statements of operations. We adjust the lease liability to reflect lease payments made during the period and interest incurred on the lease liability using the effective interest method. The incurred interest expense is recorded in “Interest expense” in the consolidated statements of operations.
In the third quarter of 2023, as part of the Ulterra acquisition and the NexTier merger, we acquired certain operating and finance leases. We inherited NexTier’s and Ulterra’s lease classifications as of the time of each respective acquisition. We elected as an accounting policy election by class of underlying assets to not recognize assets or liabilities at the acquisition date for leases that had a remaining lease term of twelve months or less. See Notes 2 and 13 for details.
Revenue recognition — Revenues from our drilling services, completion services, drilling products, and other activities are recognized upon the transfer of control of the related services and products to the customer. See Note 3 for details.
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
Concentration of Credit Risk — Our assets that are potentially subject to concentrations of credit risk are cash, cash equivalents and restricted cash and trade accounts receivable. Cash balances are maintained in financial institutions, which at times exceed federally insured limits. We monitor the financial condition of the financial institutions in which accounts are maintained and we have not experienced any losses in such accounts. We maintain an allowance for credit losses based upon several factors, including historical collection experience, current aging status of the customer accounts and financial condition of our customers. There were no material changes in the allowance for credit losses in 2024 and 2023.
Recently Adopted Accounting Standards — In March 2020, the FASB issued an accounting standards update to provide temporary optional expedients that simplify the accounting for contract modifications to existing debt agreements expected to arise from the market transition from LIBOR to alternative reference rates. The guidance was effective upon issuance and generally can be applied to applicable contract modifications through December 31, 2024. We adopted the optional relief guidance provided under Topic 848 after modifying our debt agreements to update the reference rate from LIBOR to SOFR or Prime Rate. The adoption of the new guidance did not have a material impact on our financial statements.

In November 2023, the FASB issued an accounting standards update to improve reportable segment disclosure requirements and enhance disclosures about significant segment expenses. We adopted this new accounting pronouncement effective January 1, 2024 and expanded our consolidated financial statement disclosures in order to comply with the update. See Note 17 for details.
Recently Issued Accounting Standards —In December 2023, the FASB issued an accounting standards update to improve income tax disclosure requirements. We plan to adopt this accounting pronouncement during fiscal year 2025, with the first disclosure enhancements reflected in our 2025 fiscal year Form 10-K. We are currently evaluating the impact this pronouncement will have on our disclosures.
In November 2024, the FASB issued guidance expanding disclosure requirements related to certain income statement expenses, which requires public entities to disclose additional information about specific expense categories in the notes to the financial statements on an interim and annual basis. This guidance is effective for annual reporting periods beginning after December 15, 2026, and interim periods beginning after December 15, 2027, with early adoption permitted. We are currently evaluating the effect of this pronouncement on our disclosures.
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
The total fair value of the consideration transferred was determined as follows (in thousands, except stock price):

Shares of our common stock issued to Ulterra	34,900
Our common stock price on August 14, 2023	$14.94
Common stock equity consideration	$521,406
Plus net cash consideration	372,757
Total consideration transferred	$894,163
The acquisition was accounted for as a business combination using the acquisition method. Under the acquisition method of accounting, the fair value of the consideration transferred is allocated to the tangible and intangible assets acquired and the liabilities assumed based on their estimated fair values as of the acquisition date.
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
Approximately $135 million of revenues and $3.4 million of net loss attributed to the Ulterra acquisition are included in the consolidated statements of operations for the period from the closing date on August 14, 2023 through December 31, 2023. We incurred $5.6 million of merger and integration expense related to the Ulterra acquisition in 2023. We did not incur any material merger and integration expense related to the Ulterra acquisition in 2024.
A portion of the fair value consideration transferred has been provisionally assigned to identifiable intangible assets as follows:

	Fair Value (in thousands)	Weighted Average Useful Life (in years)
Customer relationships	$245,000	15
Trade name	16,000	11
Developed technology	52,000	5
Intangible assets	$313,000

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
The transaction was accounted for as a business combination using the acquisition method with Patterson-UTI Energy, Inc. determined to be the acquirer. Under the acquisition method of accounting, the fair value of the consideration transferred is allocated to the tangible and intangible assets acquired and the liabilities assumed based on their estimated fair values as of the acquisition date.

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
(1)We recorded an adjustment of $263 million to write-up acquired property and equipment to estimated fair value. This adjustment will be depreciated on a straight-line basis over a weighted average period of six years .
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
Approximately $1.1 billion of revenues and $12.5 million of net income attributed to the NexTier merger are included in the consolidated statements of operations for the period from the closing date on September 1, 2023 through December 31, 2023. During the twelve months ended December 31, 2024 and 2023, we incurred costs related to the NexTier merger totaling $28.7 million and $92.5 million, respectively, which are included in our consolidated statements of operations as “Merger and integration expense.”
A portion of the fair value consideration transferred has been provisionally assigned to identifiable intangible assets as follows:

	Fair Value (in thousands)	Weighted Average Useful Life (in years)
Customer relationships	$540,000	10
Trade name	85,000	10
Developed technology	143,000	5
Intangible assets	$768,000
Pro Forma
The following pro forma condensed combined financial information was derived from our and NexTier's historical financial statements and gives effect to the acquisition as if it had occurred on January 1, 2022. The below information reflects pro forma adjustments based on available information and certain assumptions we believe are reasonable, including (i) adjustments related to the depreciation and amortization of the step up to fair value of $720.7 million for acquired intangibles and $262.7 million for acquired property and equipment, (ii) removal of $17.7 million in 2023 and $30.0 million in 2022 of historical interest expense of the acquired entity and (iii) $15.1 million in 2023 and $72.7 million of tax benefit in 2022 relating to the aforementioned pro forma adjustments.
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
Drilling Services revenue primarily consists of daywork drilling contracts for which related revenues and expenses are recognized as services are performed. For certain contracts, we receive payments for the mobilization of rigs and other drilling equipment. We defer revenue and related direct operating expense related to mobilizations and recognize those revenues and expenses on a straight-line basis as drilling services are provided. Costs incurred to relocate rigs and other drilling equipment to areas in which a contract has not been secured are expensed as incurred and are recorded in Drilling Services operating expense in the Consolidated Statements of Operations and Comprehensive Income (Loss). For certain contracts, we are also entitled to early termination payments if our customers choose to terminate a contract prior to the expiration of the contractual term. We recognize revenue associated with early termination payments when all contractual requirements have been met.
Completion Services revenue consists of services and products related to our suite of completion businesses including hydraulic fracturing, completion support services, wireline and pumpdown services, and cementing. These services are pursuant to contractual arrangements, such as term contracts and pricing agreements. Revenue from these services is earned as services are rendered, which is generally on a per stage or fixed monthly rate except for our cementing services. All revenue is recognized when a contract with a customer exists, the performance obligations under the contract have been satisfied over time, the amount to which we have the right to invoice has been determined and collectability of amounts subject to invoice is probable. Contract fulfillment costs, such as mobilization costs and shipping and handling costs, are expensed as incurred and are recorded in Completion Services operating expense in the Consolidated Statements of Operations and Comprehensive Income (Loss). To the extent fulfillment costs are considered separate performance obligations that are billable to the customer, the amounts billed are recorded as revenue in the Consolidated Statements of Operations and Comprehensive Income (Loss).
Once a stage has been completed or products and services have been provided, a field ticket is created that includes charges for the service performed and the chemicals, proppant, and compressed natural gas consumed during the course of the service. The field ticket may also include charges for the mobilization of the equipment and inventory to the location, any additional equipment used on the job, and other miscellaneous items. The field ticket represents the amounts to which we have the right to invoice and to recognize as revenue.
A portion of our contracts contain variable consideration; however, this variable consideration is typically unknown at the time of contract inception, and is not known until the job is complete, at which time the variability is resolved. Examples of variable consideration include the number of hours that will be incurred and the amount of consumables (such as chemicals and proppants) that will be used to complete a job.
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
ASC Topic 842 Revenue from Equipment Rentals
Drilling Products Revenue — revenues are primarily generated from the rental of drilling equipment, comprised of drill bits and downhole tools. These arrangements provide the customer with the right to control the use of the identified asset. Generally, the lease terms in such arrangements are for periods of two to three days and do not provide customers with options to purchase the underlying asset.
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
Accounts receivable balances were $697 million and $900 million as of December 31, 2024 and 2023, respectively. These balances do not include amounts related to our oil and natural gas working interests nor do they include amounts related to our lease revenues under Topic 842 as those contracts are excluded from Topic 606. Accounts receivable balances are included in “Accounts receivable” in our consolidated balance sheets.
We do not have any significant contract asset balances. Contract liabilities include prepayments received from customers prior to the requested services being completed. Once the services are complete and have been invoiced, the prepayment is applied against the customer’s account to offset the accounts receivable balance. Also included in contract liabilities are payments received from customers for reactivation or initial mobilization of newly constructed or upgraded rigs that were moved on location to the initial well site. These payments are allocated to the overall performance obligation and amortized over the initial term of the contract. Total contract liability balances were $75.6 million and $103 million as of December 31, 2024 and December 31, 2023, respectively. In 2024, we recognized $102 million of revenue that was included in the contract liability balance at the beginning of the period. Revenue related to our contract liabilities balance is expected to be recognized through 2028. In 2023, we recognized $136 million of revenue that was included in the contract liability balance at the beginning of the period, of which the recognition of $28.9 million was due to deferred revenue from a customer prepayment, which became recognizable after the customer changed its drilling schedule. The $75.2 million current portion of our contract liability balance is included in “Accrued liabilities” and $0.4 million noncurrent portion of our contract liability balance is included in “Other liabilities” in our consolidated balance sheets.
Contract Costs
Costs incurred for newly constructed rigs or rig upgrades based on a contract with a customer are considered capital improvements and are capitalized to drilling equipment and depreciated over the estimated useful life of the asset.

Remaining Performance Obligations
We maintain a backlog of commitments for contract drilling services under term contracts, which we define as contracts with a duration of six months or more. Our contract drilling backlog in the United States as of December 31, 2024 was approximately $426 million. Approximately 7.1% of our total contract drilling backlog in the United States at December 31, 2024 is reasonably expected to remain at December 31, 2025. We generally calculate our backlog by multiplying the dayrate under our term drilling contracts by the number of days remaining under the contract. The calculation does not include any revenues related to fees for other services such as for mobilization, other than initial mobilization, demobilization and customer reimbursables, nor does it include potential reductions in rates for unscheduled standby or during periods in which the rig is moving or incurring maintenance and repair time in excess of what is permitted under the drilling contract. For contracts that contain variable dayrate pricing, our backlog calculation uses the dayrate in effect for periods where the dayrate is fixed, and, for periods that remain subject to variable pricing, uses commodity pricing or other related indices in effect at December 31, 2024. In addition, our term drilling contracts are generally subject to termination by the customer on short notice and provide for an early termination payment to us in the event that the contract is terminated by the customer. For contracts on which we have received notice for the rig to be placed on standby, our backlog calculation uses the standby rate for the period over which we expect to receive the standby rate. For contracts on which we have received an early termination notice, our backlog calculation includes the early termination rate, instead of the dayrate, for the period over which we expect to receive the lower rate. Please see “Our current backlog of contract drilling revenue may decline and may not ultimately be realized, as fixed-term contracts may in certain instances be terminated without an early termination payment” included in Item 1A of this Report.
4. Inventory
Inventory consisted of the following at December 31, 2024 and 2023 (in thousands):

	2024	2023
Raw materials and supplies	$121,694	$141,311
Work-in-process	6,681	7,437
Finished goods	38,648	32,057
Inventory	$167,023	$180,805
5. Other Current Assets
Other current assets consisted of the following at December 31, 2024 and 2023 (in thousands):

	2024	2023
Federal and state income taxes receivable	$24,777	$26,949
Workers’ compensation receivable	33,240	31,006
Prepaid expenses	34,004	46,394
Other	31,172	36,773
Other current assets	$123,193	$141,122

6. Property and Equipment
Property and equipment consisted of the following at December 31, 2024 and 2023 (in thousands):

	2024	2023
Equipment	$8,416,063	$8,506,727
Oil and natural gas properties	243,663	238,337
Buildings	248,739	248,693
Rental equipment	136,256	119,653
Land	37,847	38,811
Total property and equipment	9,082,568	9,152,221
Less accumulated depreciation, depletion, amortization and impairment	(6,072,226)	(5,811,809)
Property and equipment, net	$3,010,342	$3,340,412
Depreciation, depletion, amortization and impairment — The following table summarizes depreciation, depletion, amortization and impairment expense related to property and equipment and intangible assets for 2024, 2023 and 2022 (in thousands):

	2024	2023	2022
Depreciation and impairment expense	$1,039,536	$682,672	$472,969
Amortization expense	124,716	41,521	2,891
Depletion expense	7,621	7,223	8,085
Total	$1,171,873	$731,416	$483,945

We review our long-lived assets, including property and equipment and definite-lived intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amounts of certain assets may not be recovered over their estimated remaining useful lives (“triggering events”). In connection with this review, assets are grouped at the lowest level at which identifiable cash flows are largely independent of other asset groupings. We estimate the undiscounted future cash flows over the life of the respective asset or the primary asset in an asset group. These estimates of cash flows are based on historical cyclical trends in the industry as well as our expectations regarding the continuation of these trends in the future. Provisions for asset impairment are charged against income when estimated future cash flows, on an undiscounted basis, are less than the asset’s net book value. Any provision for impairment is measured at fair value.
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
We also evaluated our fleet of drilling rigs for marketability based on the condition of inactive rigs, expenditures that would be necessary to bring them to working condition and the expected demand for drilling services by rig type. The components comprising rigs that will no longer be marketed were evaluated, and those components with continuing utility to other marketed rigs were identified for transfer to other rigs or to yards to be used as spare equipment. The remaining components of these rigs were abandoned. During the third quarter of 2024, we identified 42 legacy, non-Tier-1 super-spec drilling rigs and related equipment to be abandoned. Based on the strong customer preference across the industry for Tier-1 super-spec drilling rigs, in addition to efficiency gains and technology advancements that have reduced the total number of rigs needed for the U.S. drilling market, we believe the 42 rigs that were abandoned had limited commercial opportunity. Accordingly, we recorded a charge of $114 million related to this abandonment in 2024. No similar charges were incurred in 2022 or 2023.
We also periodically evaluate our other tangible long-lived assets for marketability based on the condition of inactive equipment, expenditures that would be necessary to bring the equipment to working condition and the expected demand for such equipment. The components of equipment that will no longer be marketed are evaluated, and those components with continuing utility will be used as parts to support active equipment. The remaining components of this equipment are abandoned. There were no material abandonments in 2022, 2023 or 2024 except for the aforementioned 42 legacy, non-Tier-1 super spec drilling rigs and related equipment.
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
7. Goodwill and Intangible Assets
Goodwill — Goodwill is evaluated at least annually on July 31, or more frequently when events and circumstances occur indicating recorded goodwill may be impaired. Goodwill is tested at the reporting unit level, which is at or one level below our operating segments. We determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value after considering qualitative, market and other factors. Any necessary goodwill impairment is determined using a quantitative impairment test. If the resulting fair value of goodwill is less than the carrying value of goodwill, an impairment loss would be recognized for the amount of the shortfall. The fair value of a reporting unit is determined using significant unobservable inputs, or level 3 in the fair value hierarchy. These inputs are based on internal management estimates, forecasts, and significant judgment.
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
Goodwill Impairment Assessment
Negative market indicators such as lower industry-wide drilling rig and pressure pumping fleet count forecasts, increased volatility and pricing declines in the pressure pumping market, and continued efficiency gains and technology advancements reducing operating days have led to our reduced outlook for activity. During the third quarter of 2024, we viewed the reduction in activity forecasts combined with the decline in the market price of our common stock as a triggering event that warranted a quantitative assessment for goodwill impairment.
We estimated the fair value of the drilling products and the completion services reporting units using the income approach. Under this approach, we used a discounted cash flow model, which utilized present values of cash flows to estimate fair value. Forecasted cash flows reflected known market conditions in the third quarter of 2024 and management's anticipated business outlook for each reporting unit. Future cash flows were projected based on estimates of revenue growth rates, gross profit, selling, general and administrative expense, changes in working capital, and capital expenditures. The terminal period used within the discounted cash flow model for each reporting unit consisted of a 1% growth estimate. Future cash flows were then discounted using a market-participant, risk-adjusted weighted average cost of capital of 10.25% for the drilling products reporting unit and 10.75% for the completion services reporting unit. Financial and credit market volatility directly impacts our fair value measurement through the weighted average cost of capital used to determine a discount rate. During times of volatility, significant judgment must be applied to determine whether credit market changes are a short-term or long-term trend.
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

Based on the results of the goodwill impairment tests performed during the third quarter of 2024, the fair values of the drilling products and cementing services reporting units exceeded their carrying values by approximately 13% and 73%, respectively. Accordingly, no impairment was recorded for the drilling products and cementing services reporting units.
Goodwill by operating segment as of December 31, 2023 and 2024 and changes for the years then ended are as follows (in thousands):

	Completion Services	Drilling Products	Total
Balance, December 31, 2023	$922,125	$457,616	$1,379,741
Measurement period adjustment	—	(7,113)	(7,113)
Impairment	(885,240)	—	(885,240)
Balance, December 31, 2024	$36,885	$450,503	$487,388
Intangible Assets — Our intangible assets were recorded at fair value on the date of acquisition and are amortized on a straight-line basis. The following table identifies the segment and weighted average useful life of each of our intangible assets:

	Segment	Weighted Average Useful Life
		(in years)
Customer relationships	Drilling Services, Completion Services and Drilling Products	11.5
Developed technology	Drilling Services, Completion Services and Drilling Products	5.2
Trade name	Completion Services and Drilling Products	10.2
Other	Drilling Services and Completion Services	3.1
The gross carrying amount and accumulated amortization of intangible assets as of December 31, 2024 and 2023 are as follows (in thousands):

	2024			2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$782,789	$(95,785)	$687,004	$786,715	$(25,563)	$761,152
Developed technology	202,772	(56,562)	146,210	202,772	(16,435)	186,337
Trade name	101,000	(14,097)	86,903	101,000	(3,406)	97,594
Other	12,986	(3,493)	9,493	7,345	(731)	6,614
Intangible assets, net	$1,099,547	$(169,937)	$929,610	$1,097,832	$(46,135)	$1,051,697
Amortization expense on intangible assets of approximately $124 million, $41.5 million, and $1.3 million was recorded for the years ended December 31, 2024, 2023 and 2022, respectively.
The remaining amortization expense associated with finite-lived intangible assets, excluding in-process software, is expected to be as follows (in thousands):

Year ending December 31,
2025	$123,645
2026	123,277
2027	121,250
2028	105,236
2029	80,068
Thereafter	373,535
Total	$927,011

8. Accrued Liabilities
Accrued liabilities consisted of the following at December 31, 2024 and 2023 (in thousands):

	2024	2023
Salaries, wages, payroll taxes and benefits	$110,212	$129,982
Workers’ compensation liability	73,730	67,396
Property, sales, use and other taxes	54,445	62,194
Insurance, other than workers’ compensation	10,703	11,524
Accrued interest payable	17,484	19,172
Deferred revenue	75,195	98,914
Federal and state income taxes payable	—	3,437
Accrued merger and integration expense	4,723	15,113
Other	39,259	38,536
Accrued liabilities	$385,751	$446,268
9. Long-Term Debt
Long-term debt consisted of the following at December 31, 2024 and 2023 (in thousands):

	Effective Interest Rate	December 31, 2024	December 31, 2023
3.95% Senior Notes Due 2028	4.03%	$482,505	$482,505
5.15% Senior Notes Due 2029	5.26%	344,895	344,895
7.15% Senior Notes Due 2033	7.28%	400,000	400,000
Equipment Loans Due 2025	5.25%	6,395	18,686
		1,233,795	1,246,086
Less deferred financing costs and discounts		(7,637)	(8,919)
Less current portion		(6,388)	(12,226)
Total		$1,219,770	$1,224,941
Credit Agreement — On January 31, 2025, we entered into the Second Amended and Restated Credit Agreement with the lenders party thereto and Wells Fargo Bank, National Association, as administrative agent, and the other parties thereto (the “Credit Agreement”). The Credit Agreement amended and restated our Amended and Restated Credit Agreement dated as of March 27, 2018 (as amended, restated, supplemented or otherwise modified at December 31, 2024, the “Prior Credit Agreement”). The commitments under the Credit Agreement are $500 million, and the loans and commitments under the Credit Agreement mature on January 31, 2030.
The Credit Agreement provides for a committed senior unsecured credit facility that permits aggregate revolving credit borrowings of up to $500 million, with a letter of credit sub-facility of $100 million and a swing line sub-facility that, at any time outstanding, is limited to the lesser of $50 million and the amount of the swing line provider’s unused commitment. Subject to customary conditions, we may request that the lenders’ aggregate commitments be increased by up to $200 million, not to exceed total commitments of $700 million. For a description of the Credit Agreement, see “Liquidity and Capital Resources” included in Part II, Item 7— “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Report.
On April 5, 2024, we entered into a Commitment Increase Agreement (the “Commitment Increase Agreement”), which increased the commitments under our Amended and Restated Credit Agreement, dated as of March 27, 2018 (as modified by the Commitment Increase Agreement and amended to date, the “Prior Credit Agreement”), by and among us, as borrower, Wells Fargo Bank, National Association, as administrative agent, letter of credit issuer, swing line lender and lender and each of the other letter of credit issuers and lenders party thereto.
The Commitment Increase Agreement increased the commitments under our Prior Credit Agreement to $615 million. The maturity date for $567 million of such commitments was March 27, 2026; and the maturity date for $48.3 million of such commitments was March 27, 2025.

On August 29, 2023, we entered into Amendment No. 4 to Amended and Restated Credit Agreement (the “Credit Agreement Amendment”), which, among other things, extended the maturity date for $85.0 million of revolving credit commitments of certain lenders under the Prior Credit Agreement from March 27, 2025 to March 27, 2026.
The Prior Credit Agreement is a committed senior unsecured revolving credit facility that permits aggregate borrowings of up to $615 million, including a letter of credit facility that, at any time outstanding, is limited to $100 million and a swing line facility that, at any time outstanding, is limited to the lesser of $50.0 million and the amount of the swing line provider’s unused commitment.
Loans under the Prior Credit Agreement bear interest by reference, at our election, to the SOFR rate (subject to a 0.10% per annum adjustment) or base rate, in each case subject to a 0% floor. The applicable margin on SOFR rate loans varies from 1.00% to 2.00% and the applicable margin on base rate loans varies from 0.00% to 1.00%, in each case determined based on our credit rating. As of December 31, 2024, the applicable margin on SOFR rate loans was 1.75% and the applicable margin on base rate loans was 0.75%. A letter of credit fee is payable by us equal to the applicable margin for SOFR rate loans times the daily amount available to be drawn under outstanding letters of credit. The commitment fee rate payable to the lenders varies from 0.10% to 0.30% based on our credit rating.
None of our subsidiaries are currently required to be a guarantor under the Prior Credit Agreement. However, if any subsidiary guarantees or incurs debt, which does not qualify for certain limited exceptions and is otherwise, in the aggregate with all other similar debt, in excess of Priority Debt (as defined in the Prior Credit Agreement), such subsidiary is required to become a guarantor under the Prior Credit Agreement.
The Prior Credit Agreement contains representations, warranties, affirmative and negative covenants and events of default and associated remedies that we believe are customary for agreements of this nature, including certain restrictions on our ability and the ability of each of our subsidiaries to grant liens and on the ability of each of our non-guarantor subsidiaries to incur debt. If our credit rating is below investment grade at both Moody’s and S&P, we will become subject to a restricted payment covenant, which would generally require us to have a Pro Forma Debt Service Coverage Ratio (as defined in the Prior Credit Agreement) greater than or equal to 1.50 to 1.00 immediately before and immediately after making any restricted payment. Restricted payments include, among other things, dividend payments, repurchases of our common stock, distributions to holders of our common stock or any other payment or other distribution to third parties on account of our or our subsidiaries’ equity interests. Our credit rating is currently investment grade at both credit rating agencies. The Prior Credit Agreement also requires that our total debt to capitalization ratio, expressed as a percentage, not exceed 50% as of the last day of each fiscal quarter. The Prior Credit Agreement generally defines the total debt to capitalization ratio as the ratio of (a) total borrowed money indebtedness to (b) the sum of such indebtedness plus consolidated net worth, with consolidated net worth determined as of the end of the most recently ended fiscal quarter. We were in compliance with these covenants at December 31, 2024.
As of December 31, 2024, we had no borrowings outstanding under our revolving credit facility. We had $2.1 million in letters of credit outstanding under the Prior Credit Agreement at December 31, 2024 and, as a result, had available borrowing capacity of approximately $613 million at that date.
2015 Reimbursement Agreement — On March 16, 2015, we entered into a Reimbursement Agreement (as amended from time to time, the “Reimbursement Agreement”) with The Bank of Nova Scotia (“Scotiabank”), pursuant to which we may from time to time request that Scotiabank issue an unspecified amount of letters of credit. As of December 31, 2024, we had $38.8 million in letters of credit outstanding under the Reimbursement Agreement.
Under the terms of the Reimbursement Agreement, we will reimburse Scotiabank on demand for any amounts that Scotiabank has disbursed under any of our letters of credit issued thereunder. Fees, charges and other reasonable expenses for the issuance of letters of credit are payable by us at the time of issuance at such rates and amounts as are in accordance with Scotiabank’s prevailing practice. We are obligated to pay to Scotiabank interest on all amounts not paid by us on the date of demand or when otherwise due at the Prime rate plus 2.00% per annum, calculated daily and payable monthly, in arrears, on the basis of a calendar year for the actual number of days elapsed, with interest on overdue interest at the same rate as on the reimbursement amounts. A letter of credit fee is payable by us equal to 1.50% times the amount of outstanding letters of credit.
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

2028 Senior Notes, 2029 Senior Notes and 2033 Senior Notes —On January 19, 2018, we completed an offering of $525 million in aggregate principal amount of 3.95% Senior Notes due 2028 (the “2028 Notes”). On November 15, 2019, we completed an offering of $350 million in aggregate principal amount of 5.15% Senior Notes due 2029 (the “2029 Notes”). On September 13, 2023, we completed an offering of $400 million in aggregate principal amount of 7.15% Senior Notes due 2033 (the “2033 Notes”). The net proceeds before offering expenses from the offering of the 2033 Notes were approximately $396 million, which we used to repay amounts outstanding under our Prior Credit Agreement.
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
Presented below is a schedule of the principal repayment requirements of long-term debt by fiscal year as of December 31, 2024 (in thousands):

Year ending December 31,
2025	$6,395
2026	—
2027	—
2028	482,505
2029	344,895
Thereafter	400,000
Total	$1,233,795

10. Commitments and Contingencies
Commitments – As of December 31, 2024, we maintained letters of credit in the aggregate amount of $42.9 million primarily for the benefit of various insurance companies as collateral for retrospective premiums and retained losses that could become payable under the terms of the underlying insurance contracts and compliance with contractual obligations. These letters of credit expire annually at various times during the year and are typically renewed. As of December 31, 2024, no amounts had been drawn under the letters of credit. As of December 31, 2024, we had $35.0 million in surety bond exposure issued as financial assurance on an insurance agreement.
As of December 31, 2024, we had commitments to purchase major equipment totaling approximately $65.9 million.
Our completion services segment has entered into agreements to purchase minimum quantities of proppants from certain vendors. We purchased $103 million, $135 million and $93.0 million of proppants under take-or-pay or similar agreements during the years ended December 31, 2024, 2023 and 2022, respectively. As of December 31, 2024, the remaining minimum obligation under these agreements was approximately $19.8 million, of which approximately, $17.4 million and $2.4 million relate to 2025 and 2026, respectively.
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
In addition, we maintain insurance coverage of the types and in the amounts we believe to be customary in the industry, but we do not insure against all risks, either because insurance is not available or because it is not commercially justifiable. The insurances that we maintain include coverage for fire, windstorm and other risks of physical loss to our equipment and certain other assets, employers’ liability, automobile liability, commercial general liability, workers’ compensation as well as insurance for other specific risks, together with excess loss liability insurance coverage. We have also elected to retain a greater amount of risk through increased deductibles as compared to prior years, or self-insurance on certain insurance policies. We cannot assure that any insurance obtained by us will be adequate to cover any losses or liabilities nor can we assure that any insurance obtained by us will continue to be made available for purchase or made available on acceptable terms. While we carry insurance to cover physical damage to, or loss of, a substantial portion of our equipment and certain other assets, such insurance does not cover the full replacement cost of such equipment or other assets, and in certain cases, such as losses arising from or attributable to fire and/or explosion resulting from our hydraulic fracturing operations at the wellsite, is subject to significantly higher deductibles than are applicable to our other coverages. We also self-insure a number of risks, including loss of earnings and business interruption and most of our cybersecurity risks, and we do not carry a significant amount of insurance to cover risks of underground reservoir damage.
Certain subsidiaries we acquired in the Ulterra acquisition are defendants in a claim brought by a subsidiary of NOV Inc. alleging breach of a license agreement related to certain patents. Such subsidiaries have asserted defenses to the claim and are defending vigorously against this claim.

The case is Grant Prideco, Inc., et al. v. Schlumberger Technology Corp., et al., in Texas State Court, District of Harris County, 11th Judicial District. On February 6, 2023, Grant Prideco, Inc., ReedHycalog UK, Ltd. ReedHycalog, LP, National Oilwell Varco, LP (“NOV”) sued Ulterra Drilling Technologies, LP (“Ulterra”) and several other companies. NOV seeks a declaration that United States Patent No. 8,721,752 (the “’752 Patent”) is a “Licensed RH Patent” per the terms of a license agreement between Ulterra and NOV. NOV also alleges a breach of contract based on the license agreement between NOV and Ulterra and seeks allegedly owed royalties since October 22, 2021. NOV also seeks attorney’s fees.
On February 27, 2023, Ulterra filed a plea to the jurisdiction, and subject thereto, an answer, affirmative defenses and counterclaims. Ulterra’s counterclaims include: (i) declaratory judgments of non-infringement of U.S. Pat. No. 7,568,534 and the ’752 patent; (ii) a declaratory judgment of no royalties after Oct. 22, 2021; (iii) a declaratory judgment that certain other identified patents are expired and therefore not infringed after Oct. 22, 2021; and (iv) a declaratory judgment of no breach of contract. On the same day, Ulterra filed a notice of removal in federal court for the Southern District of Texas, Houston Division (SDTX 4:23-cv-00730), as well as a corresponding notice in Texas state court. NOV moved to dismiss and remand the case back to state court. On February 17, 2024, the Court denied NOV’s motion.
Discovery is closed and dispositive motions are scheduled to be fully briefed by the end of March 2025. Trial is currently scheduled for March 31, 2025. An unfavorable judgment or resolution of this claim not covered by indemnity could have a material impact on our financial results.
Additionally, we are party to various legal proceedings arising in the normal course of our business. We do not believe that the outcome of these proceedings, either individually or in the aggregate, will have a material adverse effect on our financial condition, cash flows and results of operations.
11. Stockholders’ Equity
Cash Dividend — On February 5, 2025, our Board of Directors approved a cash dividend on our common stock in the amount of $0.08 per share to be paid on March 17, 2025 to holders of record as of March 3, 2025. The amount and timing of all future dividend payments, if any, are subject to the discretion of the Board of Directors and will depend upon business conditions, results of operations, financial condition, terms of our debt agreements and other factors. Our Board of Directors may, without advance notice, reduce or suspend our dividend for any reason, including to improve our financial flexibility and position our company for long-term success. There can be no assurance that we will pay a dividend in the future.
Share Repurchases and Acquisitions — In September 2013, our Board of Directors approved a stock buyback program. In February 2024, our Board of Directors approved an increase of the authorization under the stock buyback program to allow for an aggregate of $1.0 billion of future share repurchases. All purchases executed to date have been through open market transactions. Purchases under the buyback program are made at management’s discretion, at prevailing prices, subject to market conditions and other factors. Purchases may be made at any time without prior notice. There is no expiration date associated with the buyback program. As of December 31, 2024, we had remaining authorization to purchase approximately $759 million of our outstanding common stock under the stock buyback program. Shares of stock purchased under the buyback program are held as treasury shares.
We acquired shares of stock from employees during 2024, 2023 and 2022 that are accounted for as treasury stock. Certain of these shares were acquired to satisfy the exercise price and employees’ tax withholding obligations upon the exercise of stock options. The remainder of these shares were acquired to satisfy payroll withholding obligations upon the settlement of performance unit awards and the vesting of restricted stock units. These shares were acquired at fair market value. These acquisitions were made pursuant to the terms of the Patterson-UTI Energy, Inc. Amended and Restated 2014 Long-Term Incentive Plan, as amended (the “2014 Plan”), the Patterson-UTI Energy, Inc. 2021 Long-Term Incentive Plan (the “2021 Plan”), the NexTier Oilfield Solutions Inc. Equity and Incentive Award Plan and the NexTier Oilfield Solutions Inc. (Former C&J Energy) Management Incentive Plan, and not pursuant to the stock buyback program.

Treasury stock acquisitions during the years ended December 31, 2024, 2023 and 2022 were as follows (dollars in thousands):

	2024		2023		2022
	Shares	Cost	Shares	Cost	Shares	Cost
Treasury shares at beginning of period	105,580,011	$1,657,675	88,758,722	$1,453,079	84,128,995	$1,372,641
Purchases pursuant to stock buyback program	26,646,698	280,327	14,086,229	168,631	3,254,599	57,173
Acquisitions pursuant to long-term incentive plan	1,213,319	13,065	2,735,060	35,965	1,372,101	23,237
Other	—	—	—	—	3,027	28
Treasury shares at end of period	133,440,028	$1,951,067	105,580,011	$1,657,675	88,758,722	$1,453,079
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
The 2021 Plan was originally approved by our stockholders on June 3, 2021. Our Board of Directors and our stockholders have approved a series of amendments to the 2021 Plan (the “2021 Plan Amendments”) to increase the number of shares available for issuance under the 2021 Plan. Following the 2021 Plan Amendments, the aggregate number of shares of Common Stock authorized for grant under the 2021 Plan is approximately 39.1 million.
On September 1, 2023, the Board of Directors also approved amendments to the NexTier Plan and the NexTier Oilfield Solutions Inc. (Former C&J Energy) Management Incentive Plan (the “Former C&J Energy Plan” and, together with the NexTier Plan, the “Assumed Plans”) to assume awards that were previously granted under the Assumed Plans (consisting of stock options, time- and performance-based restricted stock units and cash-settled performance unit awards), which, in connection with the NexTier merger, were converted into share-based awards in respect of shares of Patterson-UTI Energy, Inc. common stock.
Our share-based compensation plans at December 31, 2024 are as follows:

Plan Name	Shares Authorized for Grant	Shares Underlying Awards Outstanding	Shares Available for Grant
2021 Plan	39,074,510	6,440,885	17,520,596
NexTier Plan	—	977,011	—
Former C&J Energy Plan	—	406,405	—
2014 Plan	—	1,719,275	—
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

The risk-free interest rate assumptions are determined by reference to United States Treasury yields. No options were granted during the years ended December 31, 2024, 2023 and 2022.
Stock option activity for the year ended December 31, 2024 follows:

	Shares	Weighted Average Exercise Price Per Share
Outstanding at beginning of year	2,865,223	$23.36
Exercised	—	$—
Expired	(1,071,218)	$25.19
Outstanding at end of year	1,794,005	$22.26
Exercisable at end of year	1,794,005	$22.26
Options outstanding and exercisable at December 31, 2024 have no intrinsic value and a weighted-average remaining contractual term of 1.20 years. Additional information with respect to options granted, vested and exercised during the years ended December 31, 2024, 2023 and 2022 follows (in thousands, except per share data):

	2024	2023	2022
Weighted-average grant date fair value of stock options granted (per share)	NA	NA	NA
Aggregate grant date fair value of stock options vested during the year	$—	$—	$—
Aggregate intrinsic value of stock options exercised	$—	$—	$410
As of December 31, 2024, no options to purchase shares were outstanding and unvested.
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
Restricted stock unit activity for the year ended December 31, 2024 follows:

	Time Based	Performance Based	Weighted Average Grant Date Fair Value Per Share
Non-vested restricted stock units outstanding at beginning of year	5,827,668	521,533	$10.60
Granted	3,113,411	—	$10.49
Vested	(3,245,228)	(45,661)	$9.11
Forfeited	(268,194)	(23,358)	$11.33
Non-vested restricted stock units outstanding at end of year	5,427,657	452,514	$11.34
As of December 31, 2024, approximately 5.5 million non-vested restricted stock units outstanding are expected to vest. Additional information as of December 31, 2024 with respect to these non-vested restricted stock units follows (dollars in thousands):

Aggregate intrinsic value	$45,167
Weighted-average remaining vesting period	1.71 years
Unrecognized compensation cost	$42,828
Restricted Stock Units (Liability Based) — We converted NexTier’s cash-settled performance based units into our cash-settled restricted stock units in connection with the NexTier merger. These awards are accounted for as liability classified awards and remeasured at fair value at each reporting period. Compensation expense is recorded over the vesting period and is initially based on the fair value at the award conversion date. Compensation expense is subsequently remeasured at each reporting date during the vesting period based on the change in our stock price. Dividend cash equivalents are not paid on cash-settled units. As of December 31, 2024, $3.3 million is included in “Accrued liabilities” in our consolidated balance sheets for these awards. We recognized $0.6 million of compensation expense for these awards during the year ended December 31, 2024.

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
The Performance Units granted in May 2024 (the "2024 Performance Units") are subject to three separate performance periods—a one-year performance period (the “First Performance Period”), a two-year performance period (the “Second Performance Period”) and a three-year performance period (the “Third Performance Period”), each commencing on April 1, 2024. One-third of the total target number of shares subject to the 2024 Performance Units may become earned in respect of each performance period based on our total shareholder return during such performance period (the target number of shares eligible to vest in the applicable performance period, the “Performance Period Target Amount”). The recipients will earn the Performance Period Target Amount if our total shareholder return during the applicable performance period, when compared to the peer group, is at the 55th percentile. If our total shareholder return during the applicable performance period, when compared to the peer group, is at the 75th percentile or higher, then the recipients will earn two times the Performance Period Target Amount. If our total shareholder return during the applicable performance period, when compared to the peer group, is at the 25th percentile, then the recipients will only earn one-half of the Performance Period Target Amount. If our total shareholder return during the applicable performance period, when compared to the peer group, is between the 25th and 55th percentile, or the 55th and 75th percentile, then the shares to be earned by the recipients will be determined using linear interpolation for levels of achievement between these points. Notwithstanding the foregoing, a number of shares no greater than the Performance Period Target Amount may be earned for each of the First Performance Period and the Second Performance Period, unless our total shareholder return during the Third Performance Period is greater than our total shareholder return for, as applicable, the First Performance Period and/or the Second Performance Period, in which case, the number of shares earned in respect of the First Performance and/or the Second Performance Period, as applicable, will be determined as if our total shareholder return during the Third Performance Period was our total shareholder return during the First Performance Period and/or the Second Performance Period, as applicable. If our total shareholder return during the Third Performance Period is zero or negative, no more than the aggregate target number of shares subject to the 2024 Performance Units may be earned, regardless of results during the First Performance Period and the Second Performance Period. A full three-year service vesting period applies to the Performance Units and no shares will vest and be delivered in respect of the 2024 Performance Units until after the completion of the Third Performance Period.
The payout under the 2024 Performance Units may not exceed the target number of shares if our absolute total shareholder return is negative or zero.
The total target number of shares granted with respect to the Performance Units for the years 2019-2024 is set forth below:

	2024 Performance Unit Awards	2023 Performance Unit Awards	2022 Performance Unit Awards	2021 Performance Unit Awards	2020 Performance Unit Awards	2019 Performance Unit Awards
Target number of shares	875,100	631,700	414,000	843,000	500,500	489,800
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
Because the Performance Units are share-settled awards, they are accounted for as equity awards and measured at fair value on the date of grant using a Monte Carlo simulation model. The fair value of the Performance Units is set forth below (in thousands):

	2024 Performance Unit Awards	2023 Performance Unit Awards	2022 Performance Unit Awards	2021 Performance Unit Awards	2020 Performance Unit Awards	2019 Performance Unit Awards
Aggregate fair value at date of grant	$10,904	$8,440	$10,743	$7,225	$826	$9,958
The weighted-average fair value calculations for performance units granted during the years ended December 31, 2024, 2023 and 2022 were based on the following weighted-average assumptions set forth below:

	2024	2023	2022
Risk-free interest rate (1)	4.6%	3.6%	2.9%
Expected stock volatility (2)	56.9%	72.1%	86.5%
Expected dividend yield (3)	2.9%	3.0%	1.0%
Expected term (in years)	3	3	3
(1)The risk-free interest rate is based on U.S. Treasury securities for the expected term of the Performance Units.
(2)Expected volatilities are based on the daily closing price of our stock based upon historical experience over a three-year period.
(3)Expected dividend yield is based on the annualized dividend in effect on the measurement date and the stock price on the grant date.
These fair value amounts are charged to expense on a straight-line basis over the performance period. Compensation expense associated with the Performance Units is set forth below (in thousands):

	2024 Performance Unit Awards	2023 Performance Unit Awards	2022 Performance Unit Awards	2021 Performance Unit Awards	2020 Performance Unit Awards	2019 Performance Unit Awards
Year ended December 31, 2024	$2,436	$2,665	$3,459	$584	NA	NA
Year ended December 31, 2023	NA	$2,248	$3,749	$2,426	$69	NA
Year ended December 31, 2022	NA	NA	$2,686	$2,408	$275	$830
As of December 31, 2024, we had unrecognized compensation cost of $12.8 million related to our unvested Performance Units. The weighted-average remaining vesting period for these unvested Performance Units was 1.04 years as of December 31, 2024.
Dividends on Equity Awards — Dividend equivalents are paid or accrued on certain restricted stock units. These dividends are recognized as reductions of retained earnings for the portion of restricted stock units expected to vest.
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
13. Leases
ASC Topic 842 Leases
We have operating and finance leases primarily for office locations, including for both field locations and corporate offices, certain operating equipment, and light duty vehicles. The terms and conditions for these leases vary by the type of underlying asset.
During the third quarter of 2023, we acquired $7.5 million and $19.1 million of operating leases for operating locations, corporate offices, certain operating equipment and light duty vehicles primarily related to the Ulterra acquisition and NexTier merger, respectively.
We also acquired $5.2 million and $50.7 million of finance leases for light duty vehicles and certain operating equipment related to the Ulterra acquisition and NexTier merger, respectively.
Operating leases have remaining lease terms of approximately one month to ten years as of December 31, 2024, and finance leases have remaining lease terms of approximately one month to six years as of December 31, 2024.

Lease expense consisted of the following for the years ended December 31, 2024, 2023 and 2022 (in thousands):

	Year Ended December 31,
	2024	2023	2022
Operating lease cost	$18,147	$10,073	$5,664
Finance lease cost:
Amortization of right-of-use assets	21,394	6,360	—
Interest on lease liabilities	2,255	1,395	—
Total finance lease cost	23,649	7,755	—
Short-term lease expense (1)	360	2,278	—
Total lease expense (2)	$42,156	$20,106	$5,664
(1)Short-term lease expense represents expense related to leases with a contract term of one year or less.
(2)Operating lease expense is recorded in operating costs for the respective segments and within “selling, general and administrative”, amortization of right-of-use assets is recorded within “depreciation, depletion, amortization and impairment”, and interest on lease liabilities is recorded within “interest expense” in our consolidated statements of operations.

Supplemental cash flow information related to leases for the years ended December 31, 2024, 2023 and 2022 is as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$14,838	$8,935	$6,858
Operating cash flows from finance leases	2,220	1,380	—
Financing cash flows from finance leases	45,484	15,915	—

Right of use assets obtained in exchange for lease obligations:
Operating leases (1)	$12,541	$34,802	$6,530
Finance leases (1)	21,234	73,245	—
(1)Includes right of use assets acquired in business combinations in 2023.
Lease terms and discount rates related to leases as of December 31, 2024 and 2023 is as follows:

	2024	2023
Weighted Average Remaining Lease Term:
Operating leases	4.8 years	5.0 years
Finance leases	2.3 years	1.5 years

Weighted Average Discount Rate:
Operating leases	6.5%	6.1%
Finance leases	7.4%	7.3%

Maturities of operating and finance lease liabilities as of December 31, 2024 are as follows (in thousands):

Year ending December 31,	Operating	Finance
2025	$15,791	$16,664
2026	11,692	6,264
2027	8,238	1,490
2028	6,700	1,485
2029	5,904	1,485
Thereafter	6,944	595
Total lease payments	55,269	27,983
Less imputed interest	(7,642)	(2,553)
Total	$47,627	$25,430
14. Income Taxes

Income (loss) before income taxes for the United States and non-U.S. jurisdictions for the years ended December 31, 2024, 2023, and 2022 are as follows (in thousands):

	2024	2023	2022
Income (loss) before income taxes:
United States	$(946,388)	$315,897	$165,878
Non-U.S.	(10,558)	(8,793)	1,984
	$(956,946)	$307,104	$167,862
Components of the income tax provision applicable to federal, state and foreign income taxes for the years ended December 31, 2024, 2023 and 2022 are as follows (in thousands):

	2024	2023	2022
Federal income tax expense (benefit):
Current	$417	$—	$480
Deferred	(1,390)	44,369	11,820
	(973)	44,369	12,300
State income tax expense (benefit):
Current	4,882	7,002	2,647
Deferred	(1,412)	11,279	(4,896)
	3,470	18,281	(2,249)
Foreign income tax expense (benefit):
Current	5,269	1,578	2,750
Deferred	1,687	(3,076)	403
	6,956	(1,498)	3,153
Total income tax expense (benefit):
Current	10,568	8,580	5,877
Deferred	(1,115)	52,572	7,327
Total income tax expense	$9,453	$61,152	$13,204

The differences between the statutory U.S. federal income tax rate and the effective income tax rate for the years ended December 31, 2024, 2023 and 2022 are summarized as follows:

	2024	2023	2022
Statutory tax rate	21.0%	21.0%	21.0%
State income taxes - net of the federal income tax benefit	0.5	3.2	3.0
State deferred tax remeasurement	(0.7)	(0.3)	9.4
Goodwill impairment	(19.4)	—	—
Valuation allowance	(1.3)	(9.2)	(33.4)
U.S. impact of foreign operations	(0.2)	—	1.3
Acquisition related costs	—	1.1	—
Effect of foreign taxes	0.3	0.1	1.6
Non-deductible compensation	(0.7)	1.8	4.3
Share-based compensation	(0.3)	1.6	(1.9)
Non-deductible expenses	(0.7)	0.7	1.2
Other differences, net	0.5	(0.1)	1.4
Effective tax rate	(1.0%)	19.9%	7.9%
Our effective income tax rate fluctuates based on, among other factors, changes in pre-tax income in countries with varying statutory tax rates, changes in valuation allowances, and the impacts of various other permanent adjustments.
The impact of goodwill impairment that is not deductible for income tax had a significant impact on our effective tax rate for the year ended December 31, 2024.
The tax effect of temporary differences and tax attributes representing deferred tax assets and liabilities at December 31, 2024 and 2023 are as follows (in thousands):

	2024	2023
Deferred tax assets:
Net operating loss carryforwards	$406,876	$498,948
Tax credits	17,254	13,488
Expense associated with stock options and restricted stock units	8,344	10,892
Workers’ compensation allowance	9,437	7,024
Other deferred tax asset	79,132	69,480
	521,043	599,832
Less:
Allowance to reduce deferred tax asset to expected realizable value	(86,693)	(75,250)
Total deferred tax assets	434,350	524,582
Deferred tax liabilities:
Property and equipment basis difference	(654,541)	(729,376)
Other	(17,906)	(39,386)
Total deferred tax liabilities	(672,447)	(768,762)
Net deferred tax liability	$(238,097)	$(244,180)
In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized, and when necessary, valuation allowances are provided. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. We assess the realizability of our deferred tax assets quarterly and consider carryback availability, the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. During 2024, we increased the valuation allowance against our net deferred tax assets by $11.4 million, which primarily related to U.S. state and foreign activity.

For income tax purposes, we had approximately $1.5 billion of gross U.S. federal net operating losses, approximately $58.7 million of gross Canadian net operating losses and approximately $910 million of post-apportionment U.S. state net operating losses as of December 31, 2024, before valuation allowances. The majority of the U.S. federal net operating losses are generated after 2017 and can be carried forward indefinitely. Canadian net operating losses will expire in varying amounts, if unused, between 2036 and 2044. U.S. state net operating losses will expire in varying amounts, if unused, between 2025 and 2044.
As of December 31, 2024, we have not recognized any liabilities associated with unrecognized tax benefits. We have established a policy to account for interest and penalties related to uncertain income tax positions as operating expenses. As of December 31, 2024, the tax years ended December 31, 2010 through December 31, 2023 are open for examination by U.S. taxing authorities. As of December 31, 2024, the tax years ended December 31, 2017 through December 31, 2023 are open for examination by Canadian taxing authorities. As of December 31, 2024, the tax years ended December 31, 2018 through December 31, 2023 are open for examination by Colombian taxing authorities.
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
The following table presents information necessary to calculate net income (loss) per share for the years ended December 31, 2024, 2023 and 2022, as well as potentially dilutive securities excluded from the weighted average number of diluted common shares outstanding because their inclusion would have been anti-dilutive (in thousands, except per share amounts):

	2024	2023	2022
BASIC EPS:
Net income (loss) attributable to common stockholders	$(968,031)	$246,292	$154,658
Weighted average number of common shares outstanding, excluding non-vested restricted stock units	397,196	279,501	215,935
Basic net income (loss) per common share	$(2.44)	$0.88	$0.72

DILUTED EPS:
Net income (loss) attributable to common stockholders	$(968,031)	$246,292	$154,658
Weighted average number of common shares outstanding, excluding non-vested restricted stock units	397,196	280,061	219,496
Diluted net income (loss) per common share	$(2.44)	$0.88	$0.70
Potentially dilutive securities excluded as anti-dilutive	7,674	9,214	3,541
16. Employee Benefits
We maintain a 401(k) plan for all eligible employees. Our operating results include expenses of approximately $34.6 million in 2024, $18.7 million in 2023 and $11.0 million in 2022 for our contributions to the plan.
17. Business Segments
Our Chief Operating Decision Maker (“CODM”) is our Chief Executive Officer, who has ultimate responsibility for enterprise decisions. Effective as of the third quarter of 2023, we revised our reportable segments to align with certain changes in how our

CODM manages and allocates resources to our business as a result of the Ulterra acquisition and NexTier merger. Our business is organized based on the services and products we provided in three segments: (i) drilling services, (ii) completion services, and (iii) drilling products. The CODM evaluates segment performance based primarily on segment operating income (loss).
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
Our results for the year ended December 31, 2024 are not comparable for our Completion Services and Drilling Products reportable segments since results for 2023 include a partial period beginning on the closing date for each acquisition.
Geographic Information
Consolidated revenues by country based on sales destination of the products or services for the years ended December 31, 2024, 2023 and 2022 are as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
Revenue:
United States	$5,249,154	$4,057,212	$2,577,471
Canada	33,518	12,501	—
Colombia	12,223	48,592	70,121
Other Countries	83,016	28,151	—
Total revenues	$5,377,911	$4,146,456	$2,647,592
Property and equipment, net by country based on the location for the years ended December 31, 2024, 2023 and 2022 are as follows (in thousands):

	Year Ended December 31,
	2024	2023
Property and equipment, net:
United States	$2,950,342	$3,257,937
Canada	12,695	16,018
Colombia	35,154	48,302
Other Countries	12,151	18,155
Property and equipment, net	$3,010,342	$3,340,412
Major Customer — During 2024, one customer accounted for approximately $605 million or 11% of our consolidated operating revenues. These revenues were earned in the drilling services, completion services, and drilling products businesses. During 2023, one customer accounted for approximately $588 million or 14% of our consolidated operating revenues. These revenues were earned in both drilling services and completion services businesses. During 2022, one customer accounted for approximately $476 million or 18% of our consolidated operating revenues. These revenues were earned in both drilling services and completion services businesses.
The following tables summarize selected financial information relating to our business segments (in thousands):

	Drilling Services	Completion Services	Drilling Products	Total
Year Ended December 31, 2024
Revenues from external customers	$1,727,810	$3,232,785	$351,651	$5,312,246
Direct operating costs (1)	1,029,591	2,658,170	191,107	3,878,868
Selling, general and administrative	16,502	41,557	35,860	93,919
Depreciation, amortization and impairment (1)	477,398	564,155	100,610	1,142,163
Impairment of goodwill	—	885,240	—	885,240
Other segment items (2)	—	(17,792)	—	(17,792)
Segment operating income (loss) (3)	$204,319	$(898,545)	$24,074	$(670,152)

Reconciliation of revenue:
Total segment revenues from external customers				$5,312,246
Other revenues (4)				65,665
Total consolidated revenues				$5,377,911

Reconciliation to consolidated income (loss) before income taxes:
Segment operating income (loss) (3)				$(670,152)
Other (4)				(87)
Corporate				(219,498)
Interest income				5,729
Interest expense				(71,963)
Other income (expense)				(975)
Income before income taxes				$(956,946)

	Drilling Services	Completion Services	Drilling Products	Total
Year Ended December 31, 2023
Revenues from external customers	$1,919,759	$2,017,440	$134,679	$4,071,878
Direct operating costs (1)	1,119,200	1,567,940	81,555	2,768,695
Selling, general and administrative	15,014	26,050	11,158	52,222
Depreciation, amortization and impairment (1)	364,312	283,230	48,467	696,009
Other segment items (2)	(769)	—	—	(769)
Segment operating income (loss) (3)	$422,002	$140,220	$(6,501)	$555,721

Reconciliation of revenue:
Total segment revenues from external customers				$4,071,878
Other revenues (4)				74,578
Total consolidated revenues				$4,146,456

Reconciliation to consolidated income (loss) before income taxes:
Segment operating income (3)				$555,721
Other (4)				2,829
Corporate				(206,596)
Interest income				6,122
Interest expense				(52,870)
Other income (expense)				1,898
Income before income taxes				$307,104

	Drilling Services	Completion Services	Drilling Products	Total
Year Ended December 31, 2022
Revenues from external customers	$1,544,820	$1,022,413	$—	$2,567,233
Direct operating costs (1)	1,025,904	781,385	—	1,807,289
Selling, general and administrative	15,027	8,763	—	23,790
Depreciation, amortization and impairment (1)	354,116	98,162	—	452,278
Other segment items (2)	(34)	—	—	(34)
Segment operating income (3)	$149,807	$134,103	$—	$283,910

Reconciliation of revenue:
Total segment revenues from external customers				$2,567,233
Other revenues (4)				80,359
Total consolidated revenues				$2,647,592

Reconciliation to consolidated income (loss) before income taxes:
Segment operating income (3)				$283,910
Other (4)				13,776
Corporate				(86,655)
Interest income				360
Interest expense				(40,256)
Other income (expense)				(3,273)
Income before income taxes				$167,862
(1)    The significant expense categories and amounts align with the segment-level information that is regularly provided to the chief operating decision maker.
(2) Other segment items for each reportable segment includes other operating expenses (income).
(3)    Segment operating income (loss) is our measure of segment profitability. It is defined as revenue less operating expenses, selling, general and administrative expenses, depreciation, amortization and impairment expense and other operating expenses (income).
(4) Other includes our oilfield rentals business and oil and natural gas working interests.

Other business segment information

	Year Ended December 31,
	2024	2023	2022
Capital expenditures:
Drilling Services	$264,667	$334,780	$272,521
Completion Services	320,329	214,746	137,935
Drilling Products	61,687	24,572	—
Segment capital expenditures	$646,683	$574,098	$410,456
Other	21,813	24,645	25,215
Corporate	9,890	16,947	1,126
Total capital expenditures	$678,386	$615,690	$436,797

Identifiable assets:
Drilling Services	$2,047,986	$2,368,604	$2,348,177
Completion Services	2,468,707	3,835,699	541,975
Drilling Products	966,200	1,011,870	—
Segment assets	$5,482,893	$7,216,173	$2,890,152
Other	55,580	59,221	64,018
Corporate (1)	294,993	144,637	189,653
Total assets	$5,833,466	$7,420,031	$3,143,823
(1)    Corporate assets primarily include cash on hand and certain property and equipment.

18. Fair Values of Financial Instruments
The carrying values of cash, cash equivalents and restricted cash, trade receivables and accounts payable approximate fair value due to the short-term maturity of these items. These fair value estimates are considered Level 1 fair value estimates in the fair value hierarchy of fair value accounting.
The estimated fair value of our outstanding debt balances as of December 31, 2024 and 2023 is set forth below (in thousands):

	2024		2023
	Carrying Value	Fair Value	Carrying Value	Fair Value
3.95% Senior Notes Due 2028	$482,505	$461,720	$482,505	$450,540
5.15% Senior Notes Due 2029	344,895	336,490	344,895	329,032
7.15% Senior Notes Due 2033	400,000	419,265	400,000	424,946
Equipment Loans Due 2025	6,395	6,424	18,686	18,766
Total debt	$1,233,795	$1,223,899	$1,246,086	$1,223,284
The fair values of the 2028 Notes, the 2029 Notes and the 2033 Notes at December 31, 2024 and 2023 are based on quoted market prices, which are considered Level 1 fair value estimates in the fair value hierarchy of fair value accounting. The fair value of the Equipment Loans is based on a 5.25% stated rate of interest, which is considered a Level 2 fair value estimate in the fair value hierarchy of fair value accounting.
The implied market rates of interest used to determine the fair value of our outstanding debt balances as of December 31, 2024 and 2023 are set forth below:

	2024	2023
3.95% Senior Notes Due 2028	5.49%	5.79%
5.15% Senior Notes Due 2029	5.73%	6.10%
7.15% Senior Notes Due 2033	6.42%	6.28%
Equipment Loans Due 2025	5.28%	5.36%

PATTERSON-UTI ENERGY, INC. AND SUBSIDIARIES
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

		Additions and adjustments
Description	Beginning Balance	Charged to Costs and Expenses	Charged to Other Accounts	Deductions		Ending Balance
	(In thousands)
Year Ended December 31, 2024
Allowance for credit losses	$3,490	$5,755	$6,050	$(248)	(1)	$15,047
Deferred tax valuation allowance	75,250	11,443	—	—		86,693
Year Ended December 31, 2023
Allowance for credit losses	$2,875	$842	$43	$(270)	(1)	$3,490
Deferred tax valuation allowance	91,685	—	13,677	(30,112)		75,250
Year Ended December 31, 2022
Allowance for credit losses	$8,493	$—	$—	$(5,618)	(1)	$2,875
Deferred tax valuation allowance	189,737	—	—	(98,052)		91,685
_____________________________________
(1)Consists of uncollectible accounts written-off.
S-1

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Patterson-UTI Energy, Inc. has duly caused this Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

PATTERSON-UTI ENERGY, INC.

By:	/s/ William Andrew Hendricks, Jr.
William Andrew Hendricks, Jr.
President and Chief Executive Officer
Date: February 11, 2025
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on Form 10-K has been signed by the following persons on behalf of Patterson-UTI Energy, Inc. and in the capacities indicated as of February 11, 2025.

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