Form 10-Q
period 2025-06-30
PATTERSON UTI ENERGY INC
filed 2025-07-29
CIK 889900

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________
Form 10-Q
______________________

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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
385,167,502 shares of common stock, $0.01 par value, as of July 23, 2025.

PATTERSON-UTI ENERGY, INC. AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION
ITEM 1. Financial Statements
The following unaudited condensed consolidated financial statements include all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented.
PATTERSON-UTI ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands, except share data)

	June 30, 2025	December 31, 2024
ASSETS
Current assets:
Cash, cash equivalents and restricted cash	$185,891	$241,293
Accounts receivable, net of allowance for credit losses of $14,282 and $15,047 at June 30, 2025 and December 31, 2024, respectively	770,901	763,806
Inventory	163,687	167,023
Other current assets	120,644	123,193
Total current assets	1,241,123	1,295,315
Property and equipment, net	2,835,432	3,010,342
Operating lease right of use asset	41,686	44,385
Finance lease right of use asset	22,671	27,018
Goodwill	487,388	487,388
Intangible assets, net	871,950	929,610
Deposits on equipment purchases	19,017	15,699
Other assets	56,353	23,709
Total assets	$5,575,620	$5,833,466
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$426,509	$421,318
Accrued liabilities	261,653	385,751
Operating lease liability	15,083	13,322
Finance lease liability	13,227	15,214
Current maturities of long-term debt	—	6,388
Total current liabilities	716,472	841,993
Long-term operating lease liability	29,591	34,305
Long-term finance lease liability	8,573	10,216
Long-term debt, net of debt discount and issuance costs of $7,002 and $7,637 at June 30, 2025 and December 31, 2024, respectively	1,220,398	1,219,770
Deferred tax liabilities, net	240,142	238,097
Other liabilities	11,771	13,241
Total liabilities	2,226,947	2,357,622
Commitments and contingencies (see Note 9)
Stockholders’ equity:
Common stock, par value $0.01; authorized 800,000,000 shares with 523,544,388 and 520,784,783 issued and 385,155,678 and 387,344,755 outstanding at June 30, 2025 and December 31, 2024, respectively	5,234	5,206
Additional paid-in capital	6,475,445	6,453,606
Retained deficit	(1,150,176)	(1,039,338)
Accumulated other comprehensive loss	(1,025)	(2,584)
Treasury stock, at cost, 138,388,710 and 133,440,028 shares at June 30, 2025 and December 31, 2024, respectively	(1,987,133)	(1,951,067)
Total stockholders’ equity attributable to controlling interests	3,342,345	3,465,823
Noncontrolling interest	6,328	10,021
Total equity	3,348,673	3,475,844
Total liabilities and stockholders’ equity	$5,575,620	$5,833,466
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PATTERSON-UTI ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Operating revenues:
Drilling Services	$403,805	$440,289	$816,665	$897,862
Completion Services	719,332	805,373	1,485,412	1,750,370
Drilling Products	88,390	86,054	174,053	176,027
Other	7,793	16,478	23,727	34,295
Total operating revenues	1,219,320	1,348,194	2,499,857	2,858,554
Operating costs and expenses:
Drilling Services	254,772	261,497	502,401	533,234
Completion Services	619,083	653,240	1,276,764	1,398,834
Drilling Products	49,335	46,147	96,275	94,777
Other	6,173	10,280	15,337	21,458
Depreciation, depletion, amortization and impairment	261,858	267,638	493,724	542,594
Selling, general and administrative	64,108	64,578	131,038	129,562
Merger and integration expense	488	10,645	920	22,878
Other operating expense (income), net	(7,011)	(11,059)	(4,061)	(17,010)
Total operating costs and expenses	1,248,806	1,302,966	2,512,398	2,726,327
Operating income (loss)	(29,486)	45,228	(12,541)	132,227

Other income (expense):
Interest income	1,272	1,867	2,736	4,056
Interest expense, net of amount capitalized	(17,645)	(17,913)	(35,342)	(36,248)
Other income (expense)	(1,644)	224	324	1,074
Total other expense	(18,017)	(15,822)	(32,282)	(31,118)

Income (loss) before income taxes	(47,503)	29,406	(44,823)	101,109

Income tax expense	1,194	17,785	2,584	37,782

Net income (loss)	(48,697)	11,621	(47,407)	63,327

Net income attributable to noncontrolling interest	447	544	732	1,015

Net income (loss) attributable to common stockholders	$(49,144)	$11,077	$(48,139)	$62,312

Net income (loss) attributable to common stockholder per common share:
Basic	$(0.13)	$0.03	$(0.12)	$0.15
Diluted	$(0.13)	$0.03	$(0.12)	$0.15

Weighted average number of common shares outstanding:
Basic	385,365	399,558	385,940	403,870
Diluted	385,365	399,558	385,940	403,870
Cash dividends per common share	$0.08	$0.08	$0.16	$0.16

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PATTERSON-UTI ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited, in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net income (loss)	$(48,697)	$11,621	$(47,407)	$63,327
Other comprehensive income (loss):
Foreign currency translation adjustment, net of taxes of $0 for all periods	1,848	(127)	1,559	(1,120)
Comprehensive income (loss)	(46,849)	11,494	(45,848)	62,207
Less: comprehensive income attributable to noncontrolling interest	447	544	732	1,015
Comprehensive income (loss) attributable to common stockholders	$(47,296)	$10,950	$(46,580)	$61,192

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PATTERSON-UTI ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(unaudited, in thousands)

	Common Stock		Additional Paid-in Capital	Retained Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Noncontrolling Interest	Total
	Number of Shares	Amount
Balance, December 31, 2024	520,785	$5,206	$6,453,606	$(1,039,338)	$(2,584)	$(1,951,067)	$10,021	$3,475,844
Net income	—	—	—	1,005	—	—	285	1,290
Distributions to noncontrolling interest	—	—	—	—	—	—	(1,892)	(1,892)
Foreign currency translation adjustment	—	—	—	—	(289)	—	—	(289)
Vesting of restricted stock units	970	10	(10)	—	—	—	—	—
Stock-based compensation	—	—	12,289	—	—	—	—	12,289
Payment of cash dividends ($0.08 per share)	—	—	—	(30,877)	—	—	—	(30,877)
Dividend equivalents	—	—	—	(665)	—	—	—	(665)
Purchase of treasury stock	—	—	—	—	—	(20,295)	—	(20,295)
Balance, March 31, 2025	521,755	$5,216	$6,465,885	$(1,069,875)	$(2,873)	$(1,971,362)	$8,414	$3,435,405
Net income (loss)	—	—	—	(49,144)	—	—	447	(48,697)
Distributions to noncontrolling interest	—	—	—	—	—	—	(2,533)	(2,533)
Foreign currency translation adjustment	—	—	—	—	1,848	—	—	1,848
Vesting of restricted stock units	1,789	18	(18)	—	—	—	—	—
Stock-based compensation	—	—	9,578	—	—	—	—	9,578
Payment of cash dividends ($0.08 per share)	—	—	—	(30,742)	—	—	—	(30,742)
Dividend equivalents	—	—	—	(415)	—	—	—	(415)
Purchase of treasury stock	—	—	—	—	—	(15,771)	—	(15,771)
Balance, June 30, 2025	523,544	$5,234	$6,475,445	$(1,150,176)	$(1,025)	$(1,987,133)	$6,328	$3,348,673

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Noncontrolling Interest	Total
	Number of Shares	Amount
Balance, December 31, 2023	516,775	$5,166	$6,407,294	$57,035	$472	$(1,657,675)	$8,389	$4,820,681
Net income	—	—	—	51,235	—	—	471	51,706
Foreign currency translation adjustment	—	—	—	—	(993)	—	—	(993)
Vesting of restricted stock units	1,363	14	(14)	—	—	—	—	—
Stock-based compensation	—	—	12,051	—	—	—	—	12,051
Payment of cash dividends ($0.08 per share)	—	—	—	(32,553)	—	—	—	(32,553)
Dividend equivalents	—	—	—	(422)	—	—	—	(422)
Purchase of treasury stock	—	—	—	—	—	(98,613)	—	(98,613)
Balance, March 31, 2024	518,138	$5,180	$6,419,331	$75,295	$(521)	$(1,756,288)	$8,860	$4,751,857
Net income	—	—	—	11,077	—	—	544	11,621
Foreign currency translation adjustment	—	—	—	—	(127)	—	—	(127)
Issuance of restricted stock	719	8	(8)	—	—	—	—	—
Vesting of restricted stock units	1,647	17	(17)	—	—	—	—	—
Stock-based compensation	—	—	10,813	—	—	—	—	10,813
Payment of cash dividends ($0.08 per share)	—	—	—	(31,815)	—	—	—	(31,815)
Dividend equivalents	—	—	—	(348)	—	—	—	(348)
Purchase of treasury stock	—	—	—	—	—	(133,487)	—	(133,487)
Balance, June 30, 2024	520,504	$5,205	$6,430,119	$54,209	$(648)	$(1,889,775)	$9,404	$4,608,514

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PATTERSON-UTI ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities:
Net income (loss)	$(47,407)	$63,327
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion, amortization and impairment	493,724	542,594
Deferred income tax expense	1,704	36,252
Stock-based compensation	21,867	22,864
Net gain on asset disposals	(973)	(6,689)
Other	(1,972)	6,087
Changes in operating assets and liabilities:
Accounts receivable	(6,902)	101,645
Inventory	2,316	(9,779)
Other current assets	(1,980)	(22,164)
Other assets	3,236	15,999
Accounts payable	17,132	(45,696)
Accrued liabilities	(125,396)	(121,347)
Other liabilities	(7,459)	(19,680)
Net cash provided by operating activities	347,890	563,413

Cash flows from investing activities:
Purchases of property and equipment	(306,037)	(357,449)
Proceeds from disposal of assets, including insurance recoveries	28,344	9,321
Other	(11,514)	(1,376)
Net cash used in investing activities	(289,207)	(349,504)

Cash flows from financing activities:
Purchases of treasury stock	(35,849)	(230,202)
Dividends paid	(61,619)	(64,368)
Payments of finance leases	(4,432)	(31,905)
Other	(10,820)	(6,063)
Net cash used in financing activities	(112,720)	(332,538)
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	(1,365)	985
Net decrease in cash, cash equivalents and restricted cash	(55,402)	(117,644)
Cash, cash equivalents and restricted cash at beginning of period	241,293	192,680
Cash, cash equivalents and restricted cash at end of period	$185,891	$75,036

Supplemental disclosure of cash flow information:
Net cash paid during the period for:
Interest, net of capitalized interest of $443 in 2025 and $527 in 2024	$(33,396)	$(34,341)
Income taxes	(3,106)	(12,741)
Non-cash investing and financing activities:
Net decrease in payables for purchases of property and equipment	$(12,115)	$(12,161)
Purchases of property and equipment through exchange of lease right of use asset	1,007	26,133
Derecognition of right of use asset	(755)	(31,179)

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
The unaudited interim condensed consolidated financial statements have been prepared by us pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been omitted pursuant to such rules and regulations, although we believe the disclosures included either on the face of the financial statements or herein are sufficient to make the information presented not misleading. In the opinion of management, all recurring adjustments considered necessary for a fair statement of the information in conformity with GAAP have been included. The unaudited condensed consolidated balance sheet as of December 31, 2024, as presented herein, was derived from our audited consolidated balance sheet but does not include all disclosures required by GAAP. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 (our “Annual Report”). The results of operations for the three and six months ended June 30, 2025 are not necessarily indicative of the results to be expected for the full year.
There have been no material changes to our critical accounting policies from those disclosed in our Annual Report.
Restricted cash — Restricted cash includes amounts restricted as cash collateral for the issuance of standby letters of credit.
The following table provides a reconciliation of cash and restricted cash reported within the unaudited condensed consolidated balance sheets that sum to the total of such amounts shown in the unaudited condensed statements of cash flows for the six months ended June 30, 2025 and 2024:

	Six Months Ended June 30,
	2025	2024
Cash and cash equivalents	$183,768	$72,444
Restricted cash	2,123	2,592
Total cash, cash equivalents and restricted cash	$185,891	$75,036
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
We do not have any significant contract asset balances. Contract liabilities include prepayments received from customers prior to the requested services being completed. Once the services are complete and have been invoiced, the prepayment is applied against the customer’s account to offset the accounts receivable balance. Also included in contract liabilities are payments received from customers for reactivation or initial mobilization of newly constructed or upgraded rigs that were moved on location to the initial well site. These payments are allocated to the overall performance obligation and amortized over the initial term of the contract. Total contract liability balances were $4.8 million and $75.6 million as of June 30, 2025 and December 31, 2024, respectively. We recognized $70.5 million of revenue during the six months ended June 30, 2025 that was included in the contract liability balance at the beginning of the period. Revenue related to our contract liabilities balance is expected to be recognized through 2028. The $4.5 million current portion of our contract liability balance is included in “Accrued liabilities” and the $0.3 million noncurrent portion of our contract liability balance is included in “Other liabilities” in our consolidated balance sheets.
Contract Costs
Costs incurred for newly constructed rigs or rig upgrades based on a contract with a customer are considered capital improvements and are capitalized to drilling equipment and depreciated over the estimated useful life of the asset.
Remaining Performance Obligations
We maintain a backlog of commitments for contract drilling services under term contracts, which we define as contracts with a duration of six months or more. Our contract drilling backlog in the United States as of June 30, 2025 was approximately $312 million. Approximately 9% of our total contract drilling backlog in the United States at June 30, 2025 is reasonably expected to remain at June 30, 2026. We generally calculate our backlog by multiplying the dayrate under our term drilling contracts by the number of days remaining under the contract. The calculation does not include any revenues related to fees for other services such as for mobilization, other than initial mobilization, demobilization and customer reimbursables, nor does it include potential reductions in rates for unscheduled standby or during periods in which the rig is moving or incurring maintenance and repair time in excess of what is permitted under the drilling contract. For contracts that contain variable dayrate pricing, our backlog calculation uses the dayrate in effect for periods where the dayrate is fixed, and, for periods that remain subject to variable pricing, uses commodity pricing or other related indices in effect at June 30, 2025. In addition, our term drilling contracts are generally subject to termination by the customer on short notice and provide for an early termination payment to us in the event that the contract is terminated by the customer. For contracts on which we have received notice for the rig to be placed on standby, our backlog calculation uses the standby rate for the period over which we expect to receive the standby rate. For contracts on which we have received an early termination notice, our backlog calculation includes the early termination rate, instead of the dayrate, for the period over which we expect to receive the lower rate. Please see “Our current backlog of contract drilling revenue may decline and may not ultimately be realized, as fixed-term contracts may in certain instances be terminated without an early termination payment” included in Item 1A of our Annual Report.
3. Inventory
Inventory consisted of the following at June 30, 2025 and December 31, 2024 (in thousands):

	June 30, 2025	December 31, 2024
Raw materials and supplies	$125,555	$121,694
Work-in-process	7,596	6,681
Finished goods	30,536	38,648
Inventory	$163,687	$167,023

4. Other Current Assets
Other current assets consisted of the following at June 30, 2025 and December 31, 2024 (in thousands):

	June 30, 2025	December 31, 2024
Federal and state income taxes receivable	$27,660	$24,777
Workers’ compensation receivable	26,474	33,240
Prepaid expenses	43,388	34,004
Other	23,122	31,172
Other current assets	$120,644	$123,193
5. Property and Equipment
Property and equipment consisted of the following at June 30, 2025 and December 31, 2024 (in thousands):

	June 30, 2025	December 31, 2024
Equipment	$8,252,369	$8,416,063
Oil and natural gas properties	243,451	243,663
Buildings	244,514	248,739
Rental equipment	142,205	136,256
Land	41,642	37,847
Total property and equipment	8,924,181	9,082,568
Less accumulated depreciation, depletion, amortization and impairment	(6,088,749)	(6,072,226)
Property and equipment, net	$2,835,432	$3,010,342
Depreciation and depletion expense on property and equipment of approximately $199 million and $216 million was recorded in the three months ended June 30, 2025 and 2024, respectively. Depreciation and depletion expense on property and equipment of approximately $399 million and $460 million was recorded in the six months ended June 30, 2025 and 2024, respectively.
During the second quarter of 2025, global economic conditions deteriorated, in part, because of recently enacted and proposed trade policies and tariffs by the United States and other governments, as well as uncertainty regarding potential future changes to global trade policies and tariffs. Additionally, during the second quarter of 2025, OPEC+ countries began phasing out voluntary crude oil production cuts, leading to an increase in global supply. These developments, combined with rising geopolitical tensions—particularly in the Middle East— have heightened uncertainty in global energy markets, which has contributed to a decline in our share price, lowered average crude oil futures prices and increased uncertainty regarding the future economic environment in which we operate.
Negative market indicators such as lower industry-wide drilling rig and pressure pumping fleet count forecasts, increased volatility and margin compression for certain of our asset groups have led to our reduced outlook for activity. The reduction in activity forecasts combined with the recent decline in the market price of our common stock were considered a triggering event indicating certain of our long-lived tangible and intangible assets may be impaired. We deemed it necessary to perform recoverability tests on our hydraulic fracturing asset group within our completion services reporting unit and our Latin American contract drilling asset group during the second quarter of 2025. We estimated future cash flows over the expected remaining life of the primary asset for each asset group. On an undiscounted basis, the expected cash flows exceeded the carrying value of our hydraulic fracturing asset group within our completion services reporting unit, indicating that no impairment was required.
The recoverability test for our Latin American contract drilling asset group indicated that estimated undiscounted cash flows did not exceed its carrying value. Accordingly, we performed an impairment test and estimated the fair value of the asset group using the income approach. Under this approach, we used a discounted cash flow model, which utilized present values of cash flows to estimate fair value. Forecasted cash flows reflected known market conditions in the second quarter of 2025 and management’s anticipated business outlook for the asset group. Future cash flows were projected based on estimates of revenue, gross profit, selling, general and administrative expense, changes in working capital, and capital expenditures. Future cash flows were then discounted using a market-participant, risk-adjusted weighted average cost of capital. Based on the results of the analysis performed, we recorded a $27.8 million impairment charge to Latin American drilling equipment during the three months ended June 30, 2025 in our drilling services segment.

While the full effects of recent market developments are yet to be determined, prolonged trade tensions and sustained lower crude oil futures prices could adversely affect our future outlook on activity and profitability. If these conditions persist or deteriorate further, or if other unforeseen macroeconomic conditions emerge, they could negatively impact the expected cash flows used in our recoverability tests for our asset groups. Such changes could result in impairment charges in the future, which could be material to our results of operations and financial statements as a whole.
6. Goodwill and Intangible Assets
Goodwill — During the six months ended June 30, 2025, there were no additions or impairments to goodwill. As of June 30, 2025 and December 31, 2024, our goodwill balance was $487 million.
Goodwill is evaluated at least annually on July 31, or more frequently if impairment indicators arise. Goodwill is tested at the reporting unit level, which is at or one level below our operating segments. We determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value after considering qualitative, market and other factors. Any necessary goodwill impairment is determined using a quantitative impairment test. If the resulting fair value of goodwill is less than the carrying value of goodwill, an impairment loss would be recognized for the amount of the shortfall. The fair value of a reporting unit is determined using significant unobservable inputs, or level 3 in the fair value hierarchy. These inputs are based on forecasts and significant judgment.
We determined our drilling products operating segment consists of a single reporting unit to which the goodwill from our 2023 acquisition of Ulterra Drilling Technologies, L.P. was allocated. We determined our completion services operating segment consisted of two reporting units; completion services, which was primarily comprised of our hydraulic fracturing operations and other integrated service offerings, and cementing services.
Goodwill Impairment Assessment — During the second quarter of 2025, we viewed the reduction in activity forecasts combined with the decline in the market price of our common stock as a triggering event that warranted a quantitative assessment for goodwill impairment.
We estimated the fair value of the drilling products and cementing services reporting units using the income approach. Under this approach, we used a discounted cash flow model, which utilized present values of cash flows to estimate fair value. Forecasted cash flows reflected known market conditions in the second quarter of 2025 and the expected market outlook. Future cash flows were projected based on estimates of revenue growth rates, gross profit, selling, general and administrative expense, changes in working capital, and capital expenditures. The terminal period used within the discounted cash flow model consisted of a growth estimate. Future cash flows were then discounted using a market-participant, risk-adjusted weighted average cost of capital. Financial and credit market volatility directly impacts our fair value measurement through the weighted average cost of capital used to determine a discount rate. During times of volatility, significant judgment must be applied to determine whether credit market changes are a short-term or long-term trend.
The forecast for the cementing services reporting unit assumed lower activity in 2026 compared to estimated average activity levels for full year 2025 and moderate growth estimates thereafter. Those estimates were based on future drilling rig count forecasts during the second quarter of 2025 and estimated market share. Based on the results of the goodwill impairment test, the fair value of the cementing services reporting unit exceeded its carrying value with a substantial cushion. Accordingly, no impairment was recorded.
The forecast for the drilling products reporting unit assumed lower activity during 2025 relative to 2024, with growth estimates thereafter. The increases in estimated activity assumed growth in both domestic and international markets. Those growth estimates were based on drilling rig count forecasts and estimated market share. Geopolitical instability in regions in which we expect to maintain and grow market share, an unfavorable legal proceeding outcome, a global decrease in the demand of drilling products or other unforeseen macroeconomic considerations could negatively impact the key assumptions used in our goodwill assessment for our drilling products reporting unit. Based on the results of the goodwill impairment test, the fair value of the drilling products reporting unit exceeded its carrying value by approximately 8%. Accordingly, no impairment was recorded.

Intangible Assets — The following table presents the gross carrying amount and accumulated amortization of our intangible assets as of June 30, 2025 and December 31, 2024 (in thousands):

	June 30, 2025			December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$783,182	$(130,993)	$652,189	$782,789	$(95,785)	$687,004
Developed technology	202,771	(76,887)	125,884	202,772	(56,562)	146,210
Trade name	101,000	(18,406)	82,594	101,000	(14,097)	86,903
Other	17,250	(5,967)	11,283	12,986	(3,493)	9,493
Intangible assets, net	$1,104,203	$(232,253)	$871,950	$1,099,547	$(169,937)	$929,610
Amortization expense on intangible assets of approximately $31.9 million and $30.9 million was recorded for the three months ended June 30, 2025 and 2024, respectively. Amortization expense on intangible assets of approximately $62.8 million and $61.3 million was recorded for the six months ended June 30, 2025 and 2024, respectively.
7. Accrued Liabilities
Accrued liabilities consisted of the following at June 30, 2025 and December 31, 2024 (in thousands):

	June 30, 2025	December 31, 2024
Salaries, wages, payroll taxes and benefits	$89,575	$110,212
Workers’ compensation liability	65,988	73,730
Property, sales, use and other taxes	41,679	54,445
Insurance, other than workers’ compensation	9,095	10,703
Accrued interest payable	17,512	17,484
Deferred revenue	4,467	75,195
Accrued merger and integration expense	2,500	4,723
Other	30,837	39,259
Accrued liabilities	$261,653	$385,751
8. Long-Term Debt
Long-term debt consisted of the following at June 30, 2025 and December 31, 2024 (in thousands):

	June 30, 2025	December 31, 2024
3.95% Senior Notes Due 2028	$482,505	$482,505
5.15% Senior Notes Due 2029	344,895	344,895
7.15% Senior Notes Due 2033	400,000	400,000
Equipment Loans Due 2025 (1)	—	6,395
	1,227,400	1,233,795
Less deferred financing costs and discounts	(7,002)	(7,637)
Less current portion	—	(6,388)
Total	$1,220,398	$1,219,770
(1)The borrowings outstanding under the Equipment Loans were paid off in full in June 2025.
Credit Agreement — On January 31, 2025, we entered into the Second Amended and Restated Credit Agreement with the lenders party thereto and Wells Fargo Bank, National Association, as administrative agent, and the other parties thereto (the “Credit Agreement”). The Credit Agreement amended and restated our Amended and Restated Credit Agreement dated as of March 27, 2018. The commitments under the Credit Agreement are $500 million, and the loans and commitments under the Credit Agreement mature on January 31, 2030.

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
Loans under the Credit Agreement bear interest by reference, at our election, to the SOFR rate (plus a 0.10% per annum adjustment) or base rate, in each case subject to a 0% floor. The applicable margin on SOFR rate loans varies from 1.25% to 2.25% and the applicable margin on base rate loans varies from 0.25% to 1.25%, in each case determined based on our credit rating. As of June 30, 2025, the applicable margin on SOFR rate loans was 1.75% and the applicable margin on base rate loans was 0.75%. A letter of credit fee is payable by us equal to the applicable margin for SOFR rate loans times the daily amount available to be drawn under outstanding letters of credit. The commitment fee rate payable to the lenders varies from 0.15% to 0.35% based on our credit rating.
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
The Credit Agreement contains representations, warranties, affirmative and negative covenants and events of default and associated remedies that we believe are customary for agreements of this nature, including certain restrictions on our ability and the ability of each of our subsidiaries to grant liens and on the ability of each of our non-guarantor subsidiaries to incur debt. If our credit rating is below investment grade at both Moody’s and S&P, we will become subject to a restricted payment covenant, which would generally require us to have a Pro Forma Debt Service Coverage Ratio (as defined in the Credit Agreement) greater than or equal to 1.50 to 1.00 immediately before and immediately after making any restricted payment. Restricted payments include, among other things, dividend payments, repurchases of our common stock, distributions to holders of our common stock or any other payment or other distribution to third parties on account of our or our subsidiaries’ equity interests. Our credit rating is currently investment grade at both credit rating agencies. The Credit Agreement also requires that our total debt to capitalization ratio, expressed as a percentage, not exceed 50% as of the last day of each fiscal quarter. The Credit Agreement generally defines the total debt to capitalization ratio as the ratio of (a) total borrowed money indebtedness to (b) the sum of such indebtedness plus consolidated net worth, with consolidated net worth determined as of the end of the most recently ended fiscal quarter. We were in compliance with these covenants at June 30, 2025.
As of June 30, 2025, we had no borrowings outstanding under our Credit Agreement. We had $2.0 million in letters of credit outstanding under the Credit Agreement at June 30, 2025 and, as a result, had available borrowing capacity of approximately $498 million under the Credit Agreement at that date.
2015 Reimbursement Agreement — On March 16, 2015, we entered into a Reimbursement Agreement (as amended from time to time, the “Reimbursement Agreement”) with The Bank of Nova Scotia (“Scotiabank”), pursuant to which we may from time to time request that Scotiabank issue an unspecified amount of letters of credit. As of June 30, 2025, we had $38.1 million in letters of credit outstanding under the Reimbursement Agreement.
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
Presented below is a schedule of the principal repayment requirements of long-term debt by fiscal year as of June 30, 2025 (in thousands):

Year ending December 31,
2025	$—
2026	—
2027	—
2028	482,505
2029	344,895
Thereafter	400,000
Total	$1,227,400

9. Commitments and Contingencies
As of June 30, 2025, we maintained letters of credit in the aggregate amount of $42.1 million primarily for the benefit of various insurance companies as collateral for retrospective premiums and retained losses that could become payable under the terms of the underlying insurance contracts and compliance with contractual obligations. These letters of credit expire annually at various times during the year and are typically renewed. As of June 30, 2025, no amounts had been drawn under the letters of credit. As of June 30, 2025, we had $37.0 million in surety bond exposure issued as financial assurance on an insurance agreement.
As of June 30, 2025, we had commitments to purchase major equipment totaling approximately $94.8 million.
Our completion services segment has entered into agreements to purchase minimum quantities of proppants from certain vendors. As of June 30, 2025, the remaining minimum obligation under these agreements was approximately $27.1 million, of which approximately $9.2 million, $13.1 million, and $4.8 million relate to the remainder of 2025, 2026, and 2027, respectively.
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
10. Stockholders’ Equity
Cash Dividend — On July 23, 2025, our Board of Directors approved a cash dividend on our common stock in the amount of $0.08 per share to be paid on September 15, 2025 to holders of record as of September 2, 2025. The amount and timing of all future dividend payments, if any, are subject to the discretion of the Board of Directors and will depend upon business conditions, results of operations, financial condition, terms of our debt agreements and other factors. Our Board of Directors may, without advance notice, reduce or suspend our dividend for any reason, including to improve our financial flexibility and position our company for long-term success. There can be no assurance that we will pay a dividend in the future.
Share Repurchases and Acquisitions — In September 2013, our Board of Directors approved a stock buyback program. In February 2024, our Board of Directors approved an increase of the authorization under the stock buyback program to allow for an aggregate of $1.0 billion of future share repurchases. All purchases executed to date have been through open market transactions. Purchases under the buyback program are made at management’s discretion, at prevailing prices, subject to market conditions and other factors. Purchases may be made at any time without prior notice. There is no expiration date associated with the buyback program. As of June 30, 2025, we had remaining authorization to purchase approximately $728 million of our outstanding common stock under the stock buyback program. Shares of stock purchased under the buyback program are held as treasury shares.

Treasury stock acquisitions during the six months ended June 30, 2025 were as follows (dollars in thousands):

	Shares	Cost
Treasury shares at January 1, 2025	133,440,028	$1,951,067
Purchases pursuant to stock buyback program	4,278,723	31,434
Acquisitions pursuant to long-term incentive plans	669,959	4,632
Treasury shares at June 30, 2025	138,388,710	$1,987,133
11. Stock-based Compensation
We use share-based payments to compensate employees and non-employee directors. We grant incentive awards in the form of restricted stock units (a small portion of which are subject to the achievement of performance conditions) and performance unit awards (which are subject to the achievement of performance conditions). Certain of these incentive awards are share-settled, and certain of these incentive awards are cash-settled. See Note 12 in Notes to consolidated financial statements in Item 8 of our Annual Report for further description of the various types of stock-based compensation awards (other than the 2025 Performance Units, which are described below) and the applicable award terms and accounting.
Stock Options — No stock options have been granted since 2016. Stock option activity from January 1, 2025 to June 30, 2025 follows:

	Underlying Shares	Weighted Average Exercise Price Per Share
Outstanding at January 1, 2025	1,794,005	$22.26
Exercised	—	$—
Expired	(616,800)	$20.33
Outstanding at June 30, 2025	1,177,205	$23.27
Exercisable at June 30, 2025	1,177,205	$23.27
Restricted Stock Units (Equity Based) — Share-settled restricted stock unit activity from January 1, 2025 to June 30, 2025 follows:

	Time Based	Performance Based	Weighted Average Grant Date Fair Value Per Share
Non-vested restricted stock units outstanding at January 1, 2025	5,427,657	452,514	$11.34
Granted	4,429,947	—	$6.04
Vested	(2,759,605)	—	$11.43
Forfeited	(113,246)	(1,489)	$10.32
Non-vested restricted stock units outstanding at June 30, 2025	6,984,753	451,025	$8.17
As of June 30, 2025, we had unrecognized compensation cost related to our unvested restricted stock units totaling $51.7 million. The weighted-average remaining vesting period for these unvested restricted stock units was 2.26 years as of June 30, 2025.

Restricted Stock Units (Liability Based) — A portion of the annual restricted stock unit awards granted in 2025 are cash-settled. Cash-settled restricted stock unit activity from January 1, 2025 to June 30, 2025 follows:

Time Based
Non-vested cash-settled restricted stock units outstanding at January 1, 2025	13,134
Granted	619,417
Vested	(4,376)
Forfeited	—
Non-vested cash-settled restricted stock units outstanding at June 30, 2025	628,175
As of June 30, 2025, we had unrecognized compensation cost related to our unvested cash-settled restricted stock units totaling $3.6 million. The weighted-average remaining vesting period for these unvested cash-settled restricted stock units was 2.83 years as of June 30, 2025.
Performance Unit Awards — We have granted performance unit awards to certain employees (the “Performance Units”). The Performance Units generally vest over a three-year period based on the achievement of performance goals. Historically, Performance Units have been tied to total shareholder return (“TSR”) achievement as compared to the TSR of a designated peer group, and allow for a payout ranging between 0% and 200% of the target payout. With respect to the Performance Units granted in May 2025, (i) one-half are cash-settled and are otherwise structured similarly to the 2024 Performance Units with vesting tied to our TSR over 1-, 2- and 3-year performance periods (the “2025 TSR Performance Units”), and (ii) one-half are share-settled and tied to our relative free cash flow return over the three-year period commencing January 1, 2025 as compared to the free cash flow return of a designated peer group (“FCF”), and allow for a payout ranging between 0% and 200% of the target payout (the “2025 FCF Performance Units”).
Share-settled Performance Units, excluding the 2025 FCF Performance Units, have vesting terms subject to a market condition and are measured at fair value on the date of grant using a Monte Carlo simulation model. The 2025 TSR Performance Units are cash-settled and are accounted for as liability classified awards and remeasured at fair value using a Monte Carlo simulation model at each reporting period. The 2025 FCF Performance Units are subject to an operational performance condition, with fair value determined based on the average closing price of our common stock over the 20 trading days immediately preceding the grant date. Stock-based compensation expense is subsequently adjusted to reflect the fair value of units expected to vest, based on the likelihood of meeting the performance condition. If the performance condition is not met, any previously recognized compensation expense will be reversed.

Performance Units activity from January 1, 2025 to June 30, 2025 follows:

	Performance Units Share-Settled (at target)	Weighted Average Grant Date Fair Value Per Share	Performance Units Cash-Settled (at target)
Non-vested outstanding at January 1, 2025	1,869,400	$15.62	—
Granted	743,800	$5.86	743,800
Performance units settled (1)	(398,500)	$25.95	—
Forfeited	—	$—	—
Non-vested outstanding at June 30, 2025	2,214,700	$10.49	743,800
(1)Share-settled Performance Units granted in 2022 reached the end of their performance period during the six months ended June 30, 2025, and no shares were issued to settle such Performance Units.
As of June 30, 2025, we had unrecognized compensation cost related to our unvested Performance Units totaling $21.2 million. The weighted-average remaining vesting period for these unvested Performance Units was 2.05 years as of June 30, 2025.

Stock-Based Compensation Expense — Expense associated with restricted stock units and Performance Unit awards is included in “Selling, general and administrative” in our unaudited condensed consolidated statements of operations. The following table presents stock-based compensation expense for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
Share-settled awards	2025	2024	2025	2024
Restricted stock units	$7,512	$8,681	$17,398	$18,624
Performance units – TSR	1,568	2,131	3,971	4,240
Performance units – FCF	498	—	498	—
Total share-settled awards	9,578	10,812	21,867	22,864

Cash-settled awards
Cash-settled restricted stock units	204	(130)	212	1,110
Cash-settled performance units	377	—	377	—
Total cash-settled awards	581	(130)	589	1,110
Stock-based compensation expense	$10,159	$10,682	$22,456	$23,974
12. Income Taxes
Our effective income tax rate fluctuates from the U.S. statutory tax rate based on, among other factors, changes in pretax income in jurisdictions with varying statutory tax rates, the impact of U.S. state and local taxes, the realizability of deferred tax assets and other differences related to the recognition of income and expense between GAAP and tax accounting.
Our effective income tax rate for the three months ended June 30, 2025 was (2.5)%, compared with 60.5% for the three months ended June 30, 2024. The difference in effective income tax rates between the periods was primarily attributable to the impact of valuation allowances on deferred tax assets between periods, as well as the impact of permanent differences and book impairments against earnings between periods.
Our effective income tax rate for the six months ended June 30, 2025 was (5.8)%, compared with 37.4% for the six months ended June 30, 2024. The difference in effective income tax rates between the periods was primarily attributable to the impact of valuation allowances on deferred tax assets between periods, as well as the impact of permanent differences against earnings between periods.
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
We continue to monitor income tax developments in the United States and other countries where we have legal entities. On July 4, 2025, the One Big Beautiful Bill Act (the “OBBBA”) was signed into law in the United States. This legislation includes several changes to existing income tax provisions with certain changes effective in 2025 and others implemented through 2027. We are currently evaluating the impact of the OBBBA on our consolidated financial statements.
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

The following table presents information necessary to calculate net income (loss) per share for the three and six months ended June 30, 2025 and 2024 as well as potentially dilutive securities excluded from the weighted average number of diluted common shares outstanding because their inclusion would have been anti-dilutive (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
BASIC EPS:
Net income (loss) attributable to common stockholders	$(49,144)	$11,077	$(48,139)	$62,312
Weighted average number of common shares outstanding, excluding non-vested restricted stock units	385,365	399,558	385,940	403,870
Basic net income (loss) per common share	$(0.13)	$0.03	$(0.12)	$0.15

DILUTED EPS:
Net income (loss) attributable to common stockholders	$(49,144)	$11,077	$(48,139)	$62,312
Weighted average number of common shares outstanding, including non-vested restricted stock units	385,365	399,558	385,940	403,870
Diluted net income (loss) per common share	$(0.13)	$0.03	$(0.12)	$0.15
Potentially dilutive securities excluded as anti-dilutive	10,828	8,584	10,828	8,584
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
Drilling Products — represents our manufacturing and distribution of drill bits business.

The following tables summarize selected financial information relating to our business segments (in thousands):

	Drilling Services	Completion Services	Drilling Products	Total
For the three months ended June 30, 2025
Revenues from external customers	$403,805	$719,332	$88,390	$1,211,527
Direct operating costs (1)	254,772	619,083	49,335	923,190
Selling, general and administrative	4,152	9,723	8,651	22,526
Depreciation, amortization and impairment (1)	112,647	119,774	23,584	256,005
Other segment items (2)	(8,368)	—	—	(8,368)
Segment operating income (loss) (3)	$40,602	$(29,248)	$6,820	$18,174

Reconciliation of revenue:
Total segment revenues from external customers				$1,211,527
Other revenues (4)				7,793
Total consolidated revenues				$1,219,320

Reconciliation to consolidated income (loss) before income taxes:
Segment operating income (3)				$18,174
Other (4)				(2,000)
Corporate				(45,660)
Interest income				1,272
Interest expense				(17,645)
Other expense				(1,644)
Loss before income taxes				$(47,503)

	Drilling Services	Completion Services	Drilling Products	Total
For the three months ended June 30, 2024
Revenues from external customers	$440,289	$805,373	$86,054	$1,331,716
Direct operating costs (1)	261,497	653,240	46,147	960,884
Selling, general and administrative	4,073	10,637	8,092	22,802
Depreciation, amortization and impairment (1)	98,607	138,693	23,176	260,476
Other segment items (2)	—	(7,922)	—	(7,922)
Segment operating income (3)	$76,112	$10,725	$8,639	$95,476

Reconciliation of revenue:
Total segment revenues from external customers				$1,331,716
Other revenues (4)				16,478
Total consolidated revenues				$1,348,194

Reconciliation to consolidated income (loss) before income taxes:
Segment operating income (3)				$95,476
Other (4)				433
Corporate				(50,681)
Interest income				1,867
Interest expense				(17,913)
Other income				224
Income before income taxes				$29,406
(1)The significant expense categories and amounts align with the segment-level information that is regularly provided to the chief operating decision maker.
(2)Other segment items for each reportable segment includes other operating expenses (income), such as gains or losses on certain insurance recoveries or legal settlements.
(3)Segment operating income (loss) is our measure of segment profitability. It is defined as revenue less operating expenses, selling, general and administrative expenses, depreciation, amortization and impairment expense and other operating expenses (income).
(4)Other includes our oilfield rentals business, prior to its divestiture in April 2025, and oil and natural gas working interests.

	Drilling Services	Completion Services	Drilling Products	Total
For the six months ended June 30, 2025
Revenues from external customers	$816,665	$1,485,412	$174,053	$2,476,130
Direct operating costs (1)	502,401	1,276,764	96,275	1,875,440
Selling, general and administrative	8,097	21,132	17,770	46,999
Depreciation, amortization and impairment (1)	197,619	235,600	46,460	479,679
Other segment items (2)	(8,368)	—	—	(8,368)
Segment operating income (loss) (3)	$116,916	$(48,084)	$13,548	$82,380

Reconciliation of revenue:
Total segment revenues from external customers				$2,476,130
Other revenues (4)				23,727
Total consolidated revenues				$2,499,857

Reconciliation to consolidated income (loss) before income taxes:
Segment operating income (3)				$82,380
Other (4)				(1,770)
Corporate				(93,151)
Interest income				2,736
Interest expense				(35,342)
Other income				324
Loss before income taxes				$(44,823)

	Drilling Services	Completion Services	Drilling Products	Total
For the six months ended June 30, 2024
Revenues from external customers	$897,862	$1,750,370	$176,027	$2,824,259
Direct operating costs (1)	533,234	1,398,834	94,777	2,026,845
Selling, general and administrative	7,952	21,601	15,753	45,306
Depreciation, amortization and impairment (1)	190,952	287,373	50,358	528,683
Other segment items (2)	—	(17,792)	—	(17,792)
Segment operating income (3)	$165,724	$60,354	$15,139	$241,217

Reconciliation of revenue:
Total segment revenues from external customers				$2,824,259
Other revenues (4)				34,295
Total consolidated revenues				$2,858,554

Reconciliation to consolidated income (loss) before income taxes:
Segment operating income (3)				$241,217
Other (4)				1,421
Corporate				(110,411)
Interest income				4,056
Interest expense				(36,248)
Other income				1,074
Income before income taxes				$101,109
(1)The significant expense categories and amounts align with the segment-level information that is regularly provided to the chief operating decision maker.
(2)Other segment items for each reportable segment includes other operating expenses (income), such as gains or losses on certain insurance recoveries or legal settlements.
(3)Segment operating income (loss) is our measure of segment profitability. It is defined as revenue less operating expenses, selling, general and administrative expenses, depreciation, amortization and impairment expense and other operating expenses (income).
(4)Other includes our oilfield rentals business, prior to its divestiture in April 2025, and oil and natural gas working interests.

Other business segment information

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Capital expenditures:
Drilling Services	$55,174	$58,426	$128,632	$141,219
Completion Services	68,985	48,728	131,158	172,105
Drilling Products	15,252	13,958	33,474	29,544
Segment capital expenditures	$139,411	$121,112	$293,264	$342,868
Other	1,802	9,213	5,398	13,010
Corporate	2,993	183	7,375	1,571
Total capital expenditures	$144,206	$130,508	$306,037	$357,449

	June 30, 2025	December 31, 2024
Identifiable assets:
Drilling Services	$1,942,814	$2,047,986
Completion Services	2,371,228	2,468,707
Drilling Products	938,676	966,200
Segment assets	$5,252,718	$5,482,893
Other	28,500	55,580
Corporate (1)	294,402	294,993
Total assets	$5,575,620	$5,833,466

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
The estimated fair value of our outstanding debt balances as of June 30, 2025 and December 31, 2024 is set forth below (in thousands):

	June 30, 2025		December 31, 2024
	Carrying Value	Fair Value	Carrying Value	Fair Value
3.95% Senior Notes Due 2028	$482,505	$467,706	$482,505	$461,720
5.15% Senior Notes Due 2029	344,895	340,174	344,895	336,490
7.15% Senior Notes Due 2033	400,000	411,226	400,000	419,265
Equipment Loans Due 2025	—	—	6,395	6,424
Total debt	$1,227,400	$1,219,106	$1,233,795	$1,223,899
The fair values of the 2028 Notes, the 2029 Notes and the 2033 Notes at June 30, 2025 and December 31, 2024 are based on quoted market prices, which are considered Level 1 fair value estimates in the fair value hierarchy of fair value accounting. The fair value of the secured equipment financing term loans (“Equipment Loans”) was based on a 5.25% stated rate of interest, which was considered a Level 2 fair value estimate in the fair value hierarchy of fair value accounting. The Equipment Loans were paid off in full during the three months ended June 30, 2025.

The implied market rates of interest used to determine the fair value of our outstanding debt balances as of June 30, 2025 and December 31, 2024 are set forth below:

	June 30, 2025	December 31, 2024
3.95% Senior Notes Due 2028	5.24%	5.49%
5.15% Senior Notes Due 2029	5.51%	5.73%
7.15% Senior Notes Due 2033	6.70%	6.42%
Equipment Loans Due 2025	—%	5.28%

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q (this “Report”) and other public filings, press releases and presentations by us contain “forward-looking statements” within the meaning of the Securities Act of 1933, as amended (the “Securities Act”), the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995, as amended. As used in this Report, “we,” “us,” “our,” “ours” and like terms refer collectively to Patterson-UTI Energy, Inc. and its consolidated subsidiaries. Patterson-UTI Energy, Inc. conducts its operations through its wholly-owned subsidiaries and has no employees or independent business operations. These “forward-looking statements” involve risk and uncertainty. These forward-looking statements include, without limitation, statements relating to: liquidity; revenue, cost and margin expectations and backlog; financing of operations; oil and natural gas prices; rig counts and frac spreads; source and sufficiency of funds required for building new equipment, upgrading existing equipment and acquisitions (if opportunities arise); demand and pricing for our services; competition; equipment availability; government regulation; legal proceedings; debt service obligations; impact of inflation and economic downturns; and other matters. Our forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts and often use words such as “anticipate,” “believe,” “budgeted,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “pursue,” “see,” “should,” “strategy,” “target,” or “will,” or the negative thereof and other words and expressions of similar meaning. The forward-looking statements are based on certain assumptions and analyses we make in light of our experience and our perception of historical trends, current conditions, expected future developments and other factors we believe are appropriate in the circumstances.
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
As of June 30, 2025, we had 152 marketed land-based drilling rigs based in the following regions:

Region	Number of Rigs
West Texas	70
Appalachia	21
Oklahoma	16
Rockies	17
South Texas	11
East Texas	9
Colombia	7
Ecuador	1
Total	152
We have addressed our customers’ needs for drilling horizontal wells in shale and other unconventional resource plays by improving the capabilities of our drilling fleet. The U.S. land rig industry has in recent years referred to certain high specification rigs as “super-spec” rigs, which we consider to be at least a 1,500 horsepower, AC-powered rig that has at least a 750,000-pound hookload, a 7,500-psi circulating system, and is pad-capable. Due to evolving customer preferences, we refer to certain premium rigs as “Tier-1, super spec” rigs, which we consider as being a super-spec rig that also has a third mud pump and raised drawworks that allows for more clearance underneath the rig floor. As of June 30, 2025, our rig fleet included 136 Tier-1, super-spec rigs.
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
Recent Developments in Market Conditions and Outlook — Commodity prices have historically been volatile but were relatively range-bound from the end of 2022 through the first quarter of 2025. The current demand for equipment and services remains impacted by macro conditions, including commodity prices, geopolitical environment, changes to international tariffs and trade policies, inflationary pressures, economic conditions in the United States and elsewhere, as well as customer consolidation and focus by exploration and production companies and service companies on capital returns. During the second quarter of 2025, global economic conditions deteriorated, in part, because of recently enacted and proposed trade policies and tariffs by the United States and other governments, as well as uncertainty regarding potential future changes to global trade policies and tariffs. Additionally, during the second quarter of 2025, OPEC+ countries began phasing out voluntary crude oil production cuts, leading to an increase in global supply. These developments, combined with rising geopolitical tensions—particularly in the Middle East—have heightened uncertainty in global energy markets, which has contributed to a decline in our share price, lowered average crude oil futures prices and increased uncertainty regarding the future economic environment in which we operate. While the full effects are yet to be determined, and commodity prices have modesty recovered from the lows in the second quarter, prolonged trade tensions and sustained lower crude oil futures prices could adversely affect our future outlook on activity and profitability. Oil prices averaged $64.57 per barrel in the second quarter of 2025, as compared to $71.78 per barrel in the first quarter of 2025, and closed at $68.39 per barrel on July 21, 2025. Natural gas prices (based on the Henry Hub Spot Market Price) averaged $3.19 per MMBtu in the second quarter of 2025 as compared to an average of $4.14 per MMBtu in the first quarter of 2025, and closed at $3.50 per MMBtu on July 21, 2025.

Our average active rig count in the United States for the second quarter of 2025 was 104 rigs. This was a decrease from our average active rig count for the first quarter of 2025 of 106. Term contracts help support our operating rig count. Based on contracts in place in the United States as of July 24, 2025, we expect an average of 48 rigs operating under term contracts during the third quarter of 2025 and an average of 27 rigs operating under term contracts during the four quarters ending June 30, 2026.
We maintain a backlog of commitments for contract drilling services under term contracts, which we define as contracts with a duration of six months or more. Our contract drilling backlog in the United States as of June 30, 2025 was approximately $312 million. Approximately 9% of our total contract drilling backlog in the United States at June 30, 2025 is reasonably expected to remain at June 30, 2026. See Note 2 of Notes to unaudited condensed consolidated financial statements for additional information on backlog.

In our Drilling Services segment for the third quarter of 2025, we expect our average rig count will be in the mid-90s, with the sequential change driven by moderating activity in oil basins compared to the second quarter and steady activity in natural gas basins.

In our Completion Services segment for the third quarter of 2025, we expect activity to be steady compared to the second quarter. We expect third quarter Completion Services adjusted gross profit to remain steady with the second quarter.

In our Drilling Products segment for the third quarter of 2025, we expect adjusted gross profit will improve slightly, sequentially. We expect that the Canadian market should resume normal activity following the second quarter seasonal spring breakup, and we expect slight gains in our International markets, partially offset by lower industry drilling activity in the United States.
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

For the three months ended June 30, 2025 and March 31, 2025 and for the six months ended June 30, 2025 and June 30, 2024 our operating revenues consisted of the following (dollars in thousands):

	Three Months Ended				Six Months Ended
	June 30,		March 31,		June 30,		June 30,
	2025		2025		2025		2024
Drilling Services	$403,805	33.1%	$412,860	32.2%	$816,665	32.7%	$897,862	31.4%
Completion Services	719,332	59.0%	766,080	59.8%	1,485,412	59.4%	1,750,370	61.2%
Drilling Products	88,390	7.2%	85,663	6.7%	174,053	7.0%	176,027	6.2%
Other	7,793	0.7%	15,934	1.3%	23,727	0.9%	34,295	1.2%
	$1,219,320	100.0%	$1,280,537	100.0%	$2,499,857	100.0%	$2,858,554	100.0%
Results of Operations
The following tables summarize results of operations by business segment for the three months ended June 30, 2025 and March 31, 2025:

	Three Months Ended
	June 30,	March 31,
Drilling Services	2025	2025	% Change

	(dollars in thousands)
Revenues	$403,805	$412,860	(2.2)%
Direct operating costs	254,772	247,629	2.9%
Adjusted gross profit (1)	149,033	165,231	(9.8)%
Selling, general and administrative	4,152	3,945	5.2%
Depreciation, amortization and impairment	112,647	84,972	32.6%
Other operating income, net	(8,368)	—	NA
Operating income	$40,602	$76,314	(46.8)%
Capital expenditures	$55,174	$73,458	(24.9)%

Operating days – U.S. (2)	9,465	9,573	(1.1)%
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
Total revenues and average revenue per operating day decreased primarily due to a decrease in operating days in our contract drilling business within the United States and lower pricing. The increase in direct operating costs and average direct operating costs per operating day was primarily impacted by the fixed cost leverage for U.S. drilling rigs during the three months ended June 30, 2025.
Depreciation, amortization and impairment expense increased primarily due to a $27.8 million impairment charge to Latin American drilling equipment during the second quarter of 2025. See Note 5 of Notes to unaudited condensed consolidated financial statements for additional information.
Other operating income, net, increased due to insurance proceeds received during the second quarter of 2025.
Capital expenditures decreased primarily due to the timing of order placement and spending on committed deliveries that more heavily impacted the first quarter of 2025.

	Three Months Ended
	June 30,	March 31,
Completion Services	2025	2025	% Change

	(dollars in thousands)
Revenues	$719,332	$766,080	(6.1)%
Direct operating costs	619,083	657,681	(5.9)%
Adjusted gross profit (1)	100,249	108,399	(7.5)%
Selling, general and administrative	9,723	11,409	(14.8)%
Depreciation, amortization and impairment	119,774	115,826	3.4%
Operating loss	$(29,248)	$(18,836)	55.3%
Capital expenditures	$68,985	$62,173	11.0%
(1)Adjusted gross profit is defined as revenues less direct operating costs (excluding depreciation, amortization and impairment expense). See Non-GAAP Financial Measures below for a reconciliation of GAAP gross profit to adjusted gross profit by segment.
Completion services revenues and direct operating costs declined primarily due to a decline in activity in our fracturing and power solutions operations. Revenues from these operations collectively decreased $35 million, and direct operating costs for these operations collectively decreased by $31 million, or 5% and 6%, respectively, from the first quarter of 2025.
Selling, general and administrative expenses decreased primarily as a result of cost reduction efforts.

	Three Months Ended
	June 30,	March 31,
Drilling Products	2025	2025	% Change

	(dollars in thousands)
Revenues	$88,390	$85,663	3.2%
Direct operating costs	49,335	46,940	5.1%
Adjusted gross profit (1)	39,055	38,723	0.9%
Selling, general and administrative	8,651	9,119	(5.1)%
Depreciation, amortization and impairment	23,584	22,876	3.1%
Operating income	$6,820	$6,728	1.4%
Capital expenditures	$15,252	$18,222	(16.3)%
(1)Adjusted gross profit is defined as revenues less direct operating costs (excluding depreciation, amortization and impairment expense). See Non-GAAP Financial Measures below for a reconciliation of GAAP gross profit to adjusted gross profit by segment.
Revenues and direct operating costs increased primarily due to additional activity.
Direct operating costs and depreciation, amortization and impairment expense were approximately $0.5 million and $1.6 million higher than they would have otherwise been for the three months ended June 30, 2025, respectively, as a result of the step up to fair value of our drill bits in accordance with purchase accounting. For the three months ended March 31, 2025, direct operating costs and depreciation, amortization and impairment expense were approximately $0.6 million and $2.3 million higher than they would have otherwise been, respectively, as a result of the step up to fair value of our drill bits.

	Three Months Ended
	June 30,	March 31,
Other (1)	2025	2025	% Change

	(dollars in thousands)
Revenues	$7,793	$15,934	(51.1)%
Direct operating costs	6,173	9,164	(32.6)%
Adjusted gross profit (2)	1,620	6,770	(76.1)%
Selling, general and administrative	82	204	(59.8)%
Depreciation, depletion, amortization and impairment	3,538	6,336	(44.2)%
Operating income (loss)	$(2,000)	$230	NA
Capital expenditures	$1,802	$3,596	(49.9)%
(1)Other includes our oilfield rentals business, prior to its divestiture in April 2025, and oil and natural gas working interests.
(2)Adjusted gross profit is defined as revenues less direct operating costs (excluding depreciation, depletion, amortization and impairment expense). See Non-GAAP Financial Measures below for a reconciliation of GAAP gross profit to adjusted gross profit by segment.
The changes for the three months ended June 30, 2025 as compared to the three months ended March 31, 2025 can be primarily attributed to the divestiture of our oilfield rentals business during the second quarter of 2025. In order to provide a more meaningful basis for comparison, the discussion below is focused on changes between comparable periods excluding the effects of the divestiture.
Revenues and direct operating costs, excluding the effects of our oilfield rentals business divestiture, were relatively flat between sequential quarters.
Depreciation, depletion, amortization and impairment expense, excluding the effects of our oilfield rentals business divestiture, was relatively flat between sequential quarters.

	Three Months Ended
	June 30,	March 31,
Corporate	2025	2025	% Change

	(dollars in thousands)
Selling, general and administrative	$41,500	$42,253	(1.8)%
Merger and integration expense	$488	$432	13.0%
Depreciation	$2,315	$1,856	24.7%
Other operating expense, net	$1,357	$2,950	(54.0)%
Interest income	$1,272	$1,464	(13.1)%
Interest expense, net of amount capitalized	$(17,645)	$(17,697)	(0.3)%
Other income (expense)	$(1,644)	$1,968	NA
Capital expenditures	$2,993	$4,382	(31.7)%
Corporate expenses were relatively flat between sequential quarters.

Results of Operations
The following tables summarize results of operations by business segment for the six months ended June 30, 2025 and June 30, 2024:

	Six Months Ended
	June 30,	June 30,
Drilling Services	2025	2024	% Change

	(dollars in thousands)
Revenues	$816,665	$897,862	(9.0)%
Direct operating costs	502,401	533,234	(5.8)%
Adjusted gross profit (1)	314,264	364,628	(13.8)%
Selling, general and administrative	8,097	7,952	1.8%
Depreciation, amortization and impairment	197,619	190,952	3.5%
Other operating income, net	(8,368)	—	NA
Operating income	$116,916	$165,724	(29.5)%
Capital expenditures	$128,632	$141,219	(8.9)%

Operating days – U.S. (2)	19,038	21,412	(11.1)%
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
Total revenues and direct operating costs decreased primarily due to a decrease in operating days in our contract drilling business within the United States. However, average revenue per operating day decreased disproportionately as compared to the decrease in average direct operating costs per operating day. The decline in operating days impacted the fixed cost leverage for U.S. drilling rigs during the six months ended June 30, 2025.

The decrease in operating days for our U.S. contract drilling business reflects the industry-wide activity declines during the first six months of 2025.
Depreciation, amortization and impairment expense increased primarily due to a $27.8 million impairment charge to Latin American drilling equipment during the second quarter of 2025. This increase was partially offset by a decrease in depreciation, amortization and impairment expense which was attributable to a lower depreciable asset base in 2025, in part, due to the abandonment of 42 legacy non-super-spec rigs and equipment in the third quarter of 2024. See Note 5 of Notes to unaudited condensed consolidated financial statements and Note 6 in Notes to consolidated financial statements in Item 8 of our Annual Report for additional information.
Other operating income, net, increased due to insurance proceeds received during the second quarter of 2025.
Capital expenditures decreased primarily due to the timing of order placement as well as lower maintenance capital expenditures due to fewer operating days.

	Six Months Ended
	June 30,	June 30,
Completion Services	2025	2024	% Change

	(dollars in thousands)
Revenues	$1,485,412	$1,750,370	(15.1)%
Direct operating costs	1,276,764	1,398,834	(8.7)%
Adjusted gross profit (1)	208,648	351,536	(40.6)%
Selling, general and administrative	21,132	21,601	(2.2)%
Depreciation, amortization and impairment	235,600	287,373	(18.0)%
Other operating income, net	—	(17,792)	(100.0)%
Operating income (loss)	$(48,084)	$60,354	NA
Capital expenditures	$131,158	$172,105	(23.8)%
(1)Adjusted gross profit is defined as revenues less direct operating costs (excluding depreciation, amortization and impairment expense). See Non-GAAP Financial Measures below for a reconciliation of GAAP gross profit to adjusted gross profit by segment.
Completion services revenues and direct operating costs decreased primarily due to lower activity in our fracturing operations. Revenues and direct operating costs from our fracturing operations decreased by approximately $250 million and $123 million, or 17% and 11%, respectively.
Depreciation, amortization and impairment expense decreased primarily due to fewer capital additions placed in service relative to asset retirements between the periods.
Other operating income, net in 2024 was due to gain on legal settlements.
We reduced capital expenditures in response to changing macroeconomic conditions between the periods.

	Six Months Ended
	June 30,	June 30,
Drilling Products	2025	2024	% Change

	(dollars in thousands)
Revenues	$174,053	$176,027	(1.1)%
Direct operating costs	96,275	94,777	1.6%
Adjusted gross profit (1)	77,778	81,250	(4.3)%
Selling, general and administrative	17,770	15,753	12.8%
Depreciation, amortization and impairment	46,460	50,358	(7.7)%
Operating income	$13,548	$15,139	(10.5)%
Capital expenditures	$33,474	$29,544	13.3%
(1)Adjusted gross profit is defined as revenues less direct operating costs (excluding depreciation, amortization and impairment expense). See Non-GAAP Financial Measures below for a reconciliation of GAAP gross profit to adjusted gross profit by segment.
Revenues and direct operating costs were relatively flat between the periods.
Direct operating costs and depreciation, amortization and impairment expense were approximately $1.1 million and $3.8 million higher than they would have otherwise been for the six months ended June 30, 2025, respectively, as a result of the step up to fair value of our drill bits in accordance with purchase accounting. Direct operating costs and depreciation, amortization and impairment expense were approximately $3.8 million and $9.1 million higher than they would have otherwise been for the six months ended June 30, 2024, respectively, as a result of the step up to fair value of our drill bits in accordance with purchase accounting.

	Six Months Ended
	June 30,	June 30,
Other	2025	2024	% Change

	(dollars in thousands)
Revenues	$23,727	$34,295	(30.8)%
Direct operating costs	15,337	21,458	(28.5)%
Adjusted gross profit (1)	8,390	12,837	(34.6)%
Selling, general and administrative	286	493	(42.0)%
Depreciation, depletion, amortization and impairment	9,874	10,923	(9.6)%
Operating income (loss)	$(1,770)	$1,421	NA
Capital expenditures	$5,398	$13,010	(58.5)%
(1)Other includes our oilfield rentals business, prior to its divestiture in April 2025, and oil and natural gas working interests.
(2)Adjusted gross profit is defined as revenues less direct operating costs (excluding depreciation, depletion, amortization and impairment expense). See Non-GAAP Financial Measures below for a reconciliation of GAAP gross profit to adjusted gross profit by segment.
The changes for the six months ended June 30, 2025 as compared to the six months ended June 30, 2024 can be primarily attributed to the divestiture of our oilfield rentals business during the second quarter of 2025. In order to provide a more meaningful basis for comparison, the discussion below is focused on changes between comparable periods excluding the effects of the divestiture.
Excluding the effects of our oilfield rentals business divestiture, the decrease in revenue and direct operating costs was driven by lower realized crude oil prices. Oil prices averaged $68.12 per barrel in the first half of 2025 as compared to $79.69 per barrel in the first half of 2024.
Depreciation, depletion, amortization and impairment expense, excluding the effects of our oilfield rentals business divestiture, was relatively flat between the periods.

	Six Months Ended
	June 30,	June 30,
Corporate	2025	2024	% Change

	(dollars in thousands)
Selling, general and administrative	$83,753	$83,763	0.0%
Merger and integration expense	$920	$22,878	(96.0)%
Depreciation	$4,171	$2,988	39.6%
Other operating expense, net	$4,307	$782	450.8%
Interest income	$2,736	$4,056	(32.5)%
Interest expense, net of amount capitalized	$(35,342)	$(36,248)	(2.5)%
Other income	$324	$1,074	(69.8)%
Capital expenditures	$7,375	$1,571	369.4%
Merger and integration expense decreased due to the timing of the NexTier merger and the Ulterra acquisition, which both closed in the third quarter of 2023.
Interest expense was relatively flat between the periods.
The increase in capital expenditures was primarily due to the expansion of our Corporate office.
Income Taxes
Our effective income tax rate fluctuates from the U.S. statutory tax rate based on, among other factors, changes in pretax income in jurisdictions with varying statutory tax rates, the impact of U.S. state and local taxes, the realizability of deferred tax assets and other differences related to the recognition of income and expense between GAAP and tax accounting.

Our effective income tax rate for the three months ended June 30, 2025 was (2.5)%, compared with 51.9% for the three months ended March 31, 2025. The difference in effective income tax rates between the periods was primarily attributable to the impact of permanent differences and book impairments against earnings between periods.
Our effective income tax rate for the six months ended June 30, 2025 was (5.8)%, compared with 37.4% for the six months ended June 30, 2024. The difference in effective income tax rates between the periods was primarily attributable to the impact of valuation allowances on deferred tax assets between periods, as well as the impact of permanent differences against earnings between periods.
We continue to monitor income tax developments in the United States and other countries where we have legal entities. On July 4, 2025, the One Big Beautiful Bill Act (the “OBBBA”) was signed into law in the United States. This legislation includes several changes to existing income tax provisions with certain changes effective in 2025 and others implemented through 2027. We are currently evaluating the impact of the OBBBA on our consolidated financial statements.
Liquidity and Capital Resources
Our primary sources of liquidity are cash and cash equivalents, availability under our Credit Agreement and cash provided by operating activities. As of June 30, 2025, we had approximately $525 million in working capital, including $184 million of cash and cash equivalents, and approximately $498 million available under our Credit Agreement.
On January 31, 2025, we entered into the Second Amended and Restated Credit Agreement with the lenders party thereto and Wells Fargo Bank, National Association, as administrative agent, and the other parties thereto (the “Credit Agreement”). The Credit Agreement amended and restated our Amended and Restated Credit Agreement dated as of March 27, 2018. The commitments under the Credit Agreement are $500 million, and the loans and commitments under the Credit Agreement mature on January 31, 2030.
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
Loans under the Credit Agreement bear interest by reference, at our election, to the SOFR rate (plus a 0.10% per annum adjustment) or base rate, in each case subject to a 0% floor. The applicable margin on SOFR rate loans varies from 1.25% to 2.25% and the applicable margin on base rate loans varies from 0.25% to 1.25%, in each case determined based on our credit rating. As of June 30, 2025, the applicable margin on SOFR rate loans was 1.75% and the applicable margin on base rate loans was 0.75%. A letter of credit fee is payable by us equal to the applicable margin for SOFR rate loans times the daily amount available to be drawn under outstanding letters of credit. The commitment fee rate payable to the lenders varies from 0.15% to 0.35% based on our credit rating.
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
The Credit Agreement contains representations, warranties, affirmative and negative covenants and events of default and associated remedies that we believe are customary for agreements of this nature, including certain restrictions on our ability and the ability of each of our subsidiaries to grant liens and on the ability of each of our non-guarantor subsidiaries to incur debt. If our credit rating is below investment grade at both Moody’s and S&P, we will become subject to a restricted payment covenant, which would generally require us to have a Pro Forma Debt Service Coverage Ratio (as defined in the Credit Agreement) greater than or equal to 1.50 to 1.00 immediately before and immediately after making any restricted payment. Restricted payments include, among other things, dividend payments, repurchases of our common stock, distributions to holders of our common stock or any other payment or other distribution to third parties on account of our or our subsidiaries’ equity interests. Our credit rating is currently investment grade at both credit rating agencies. The Credit Agreement also requires that our total debt to capitalization ratio, expressed as a percentage, not exceed 50% as of the last day of each fiscal quarter. The Credit Agreement generally defines the total debt to capitalization ratio as the ratio of (a) total borrowed money indebtedness to (b) the sum of such indebtedness plus consolidated net worth, with consolidated net worth determined as of the end of the most recently ended fiscal quarter. We were in compliance with these covenants at June 30, 2025.

On March 16, 2015, we entered into a Reimbursement Agreement (as amended from time to time, the “Reimbursement Agreement”) with The Bank of Nova Scotia (“Scotiabank”), pursuant to which we may from time to time request that Scotiabank issue an unspecified amount of letters of credit. As of June 30, 2025, we had $38.1 million in letters of credit outstanding under the Reimbursement Agreement.
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
We had $42.1 million of outstanding letters of credit at June 30, 2025, which was comprised of $38.1 million outstanding under the Reimbursement Agreement, $2.0 million outstanding under the Credit Agreement, and $2.0 million outstanding with financial institutions providing for short-term borrowing capacity, overdraft protection and bonding requirements. We maintain these letters of credit primarily for the benefit of various insurance companies as collateral for retrospective premiums and retained losses which could become payable under terms of the underlying insurance contracts and compliance with contractual obligations. These letters of credit expire annually at various times during the year and are typically renewed. As of June 30, 2025, no amounts had been drawn under the letters of credit. As of June 30, 2025, we had $37.0 million in surety bond exposure issued as financial assurance on an insurance agreement.
Our outstanding long-term debt at June 30, 2025 was $1.2 billion and consisted of $483 million of our 2028 Notes, $345 million of our 2029 Notes and $400 million of our 2033 Notes. We were in compliance with all covenants under the associated agreements and indentures at June 30, 2025.
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
We anticipate $29.9 million of expenditures for the remainder of 2025 related to various contractual obligations such as certain commitments to purchase proppants and lease liabilities.
As of June 30, 2025, we had working capital of $525 million, including cash, cash equivalents and restricted cash of $186 million, compared to working capital of $453 million, including cash, cash equivalents and restricted cash of $241 million, at December 31, 2024.

During the six months ended June 30, 2025, our sources of cash flow included:
•$348 million from operating activities, and
•$28.3 million in proceeds from the disposal of property and equipment, including insurance recoveries.
During the six months ended June 30, 2025, our uses of cash flow included:
•$306 million to make capital expenditures for the betterment and refurbishment of drilling services and completion services equipment and, to a much lesser extent, equipment for our other businesses, to acquire and procure equipment to support our drilling services, completion services, drilling products, and other operations,
•$35.8 million for repurchases of our common stock,
•$61.6 million to pay dividends on our common stock,
•$6.4 million to repay the Equipment Loans;
•$4.4 million for payments related to finance leases, and
•$15.9 million for other investing and financing activities.
We paid cash dividends during the six months ended June 30, 2025 as follows:

	Per Share	Total
		(in thousands)
Paid on March 17, 2025	$0.08	$30,877
Paid on June 16, 2025	0.08	30,742
	$0.16	$61,619
On July 23, 2025, our Board of Directors approved a cash dividend on our common stock in the amount of $0.08 per share to be paid on September 15, 2025 to holders of record as of September 2, 2025. The amount and timing of all future dividend payments, if any, are subject to the discretion of the Board of Directors and will depend upon business conditions, results of operations, financial condition, terms of our debt agreements and other factors. Our Board of Directors may, without advance notice, reduce or suspend our dividend for any reason, including to improve our financial flexibility and position our company for long-term success. There can be no assurance that we will pay a dividend in the future.
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
In September 2013, our Board of Directors approved a stock buyback program. In February 2024, our Board of Directors approved an increase of the authorization under the stock buyback program to allow for an aggregate of $1.0 billion of future share repurchases. All purchases executed to date have been through open market transactions. Purchases under the buyback program are made at management’s discretion, at prevailing prices, subject to market conditions and other factors. Purchases may be made at any time without prior notice. There is no expiration date associated with the buyback program. As of June 30, 2025, we had remaining authorization to purchase approximately $728 million of our outstanding common stock under the stock buyback program. Shares of stock purchased under the buyback program are held as treasury shares.
Treasury stock acquisitions during the six months ended June 30, 2025 were as follows (dollars in thousands):

	Shares	Cost
Treasury shares at beginning of period	133,440,028	$1,951,067
Purchases pursuant to stock buyback program	4,278,723	31,434
Acquisitions pursuant to long-term incentive plans (1)	669,959	4,632
Treasury shares at end of period	138,388,710	$1,987,133
(1)We withheld 669,959 shares during the six months ended June 30, 2025 with respect to employees’ tax withholding obligations upon the vesting of restricted stock units. These shares were acquired at fair market value. These acquisitions were made pursuant to the terms of the Patterson-UTI Energy, Inc. 2021 Long-Term Incentive Plan, as amended and the NexTier Oilfield Solutions Inc. Equity and Incentive Award Plan, and not pursuant to the stock buyback program.
Commitments — As of June 30, 2025, we had commitments to purchase major equipment totaling approximately $94.8 million. Our completion services segment has entered into agreements to purchase minimum quantities of proppants from certain vendors. As of June 30, 2025, the remaining minimum obligation under these agreements was approximately $27.1 million, of which approximately $9.2 million, $13.1 million, and $4.8 million relate to the remainder of 2025, 2026, and 2027, respectively.
See Note 9 of Notes to unaudited condensed consolidated financial statements for additional information on our current commitments and contingencies as of June 30, 2025.
Operating lease liabilities totaled $44.7 million and finance lease liabilities totaled $21.8 million as of June 30, 2025.
Trading and Investing — We have not engaged in trading activities that include high-risk securities, such as derivatives and non-exchange traded contracts. We invest cash primarily in highly liquid, short-term investments such as overnight deposits and money market accounts.
Non-GAAP Financial Measures
Adjusted EBITDA
Adjusted earnings before interest, taxes, depreciation and amortization (“Adjusted EBITDA”) is not defined by accounting principles generally accepted in the United States of America (“GAAP”). We define Adjusted EBITDA as net income (loss) plus income tax expense (benefit), net interest expense, depreciation, depletion, amortization and impairment expense, impairment of goodwill, and merger and integration expense. We present Adjusted EBITDA as a supplemental disclosure because we believe it provides to both management and investors additional information with respect to the performance of our fundamental business activities and a comparison of the results of our operations from period to period and against our peers without regard to our financing methods or capital structure. We exclude the items listed above from net income (loss) in arriving at Adjusted EBITDA because these amounts can vary substantially from company to company within our industry depending upon accounting methods and book values of assets, capital structures and the method by which the assets were acquired. Adjusted EBITDA should not be construed as an alternative to the GAAP measure of net income (loss). Our computations of Adjusted EBITDA may not be the same as similarly titled measures of other companies. Set forth below is a reconciliation of the non-GAAP financial measure of Adjusted EBITDA to the GAAP financial measure of net income (loss).

	Three Months Ended			Six Months Ended
	June 30,	March 31,	June 30,	June 30,
	2025	2025	2024	2025	2024

	(in thousands)
Net income (loss)	$(48,697)	$1,290	$11,621	$(47,407)	$63,327
Income tax expense	1,194	1,390	17,785	2,584	37,782
Net interest expense	16,373	16,233	16,046	32,606	32,192
Depreciation, depletion, amortization and impairment	261,858	231,866	267,638	493,724	542,594
Merger and integration expense	488	432	10,645	920	22,878
Adjusted EBITDA	$231,216	$251,211	$323,735	$482,427	$698,773

Adjusted Gross Profit
We define “Adjusted gross profit” as revenues less direct operating costs (excluding depreciation, depletion, amortization and impairment expense). Adjusted gross profit is included as a supplemental disclosure because it is a useful indicator of our operating performance.

	Drilling Services	Completion Services	Drilling Products	Other
	(in thousands)
For the three months ended June 30, 2025
Revenues	$403,805	$719,332	$88,390	$7,793
Less direct operating costs	(254,772)	(619,083)	(49,335)	(6,173)
Less depreciation, depletion, amortization and impairment	(112,647)	(119,774)	(23,584)	(3,538)
GAAP gross profit (loss)	36,386	(19,525)	15,471	(1,918)
Depreciation, depletion, amortization and impairment	112,647	119,774	23,584	3,538
Adjusted gross profit	$149,033	$100,249	$39,055	$1,620

For the three months ended March 31, 2025
Revenues	$412,860	$766,080	$85,663	$15,934
Less direct operating costs	(247,629)	(657,681)	(46,940)	(9,164)
Less depreciation, depletion, amortization and impairment	(84,972)	(115,826)	(22,876)	(6,336)
GAAP gross profit (loss)	80,259	(7,427)	15,847	434
Depreciation, depletion, amortization and impairment	84,972	115,826	22,876	6,336
Adjusted gross profit	$165,231	$108,399	$38,723	$6,770

For the six months ended June 30, 2025
Revenues	$816,665	$1,485,412	$174,053	$23,727
Less direct operating costs	(502,401)	(1,276,764)	(96,275)	(15,337)
Less depreciation, depletion, amortization and impairment	(197,619)	(235,600)	(46,460)	(9,874)
GAAP gross profit (loss)	116,645	(26,952)	31,318	(1,484)
Depreciation, depletion, amortization and impairment	197,619	235,600	46,460	9,874
Adjusted gross profit	$314,264	$208,648	$77,778	$8,390

For the six months ended June 30, 2024
Revenues	$897,862	$1,750,370	$176,027	$34,295
Less direct operating costs	(533,234)	(1,398,834)	(94,777)	(21,458)
Less depreciation, depletion, amortization and impairment	(190,952)	(287,373)	(50,358)	(10,923)
GAAP gross profit	173,676	64,163	30,892	1,914
Depreciation, depletion, amortization and impairment	190,952	287,373	50,358	10,923
Adjusted gross profit	$364,628	$351,536	$81,250	$12,837
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
Negative market indicators such as lower industry-wide drilling rig and pressure pumping fleet count forecasts, increased volatility and margin compression for certain of our asset groups have led to our reduced outlook for activity. The reduction in activity forecasts combined with the recent decline in the market price of our common stock were considered a triggering event indicating certain of our long-lived tangible and intangible assets may be impaired. We deemed it necessary to perform recoverability tests on our hydraulic fracturing asset group within our completion services reporting unit and our Latin American contract drilling asset group during the second quarter of 2025. We estimated future cash flows over the expected remaining life of the primary asset for each asset group. On an undiscounted basis, the expected cash flows exceeded the carrying value of our hydraulic fracturing asset group within our completion services reporting unit, indicating that no impairment was required.
The recoverability test for our Latin American contract drilling asset group indicated that estimated undiscounted cash flows did not exceed its carrying value. Accordingly, we performed an impairment test and estimated the fair value of the asset group using the income approach. Under this approach, we used a discounted cash flow model, which utilized present values of cash flows to estimate fair value. Forecasted cash flows reflected known market conditions in the second quarter of 2025 and management’s anticipated business outlook for the asset group. Future cash flows were projected based on estimates of revenue, gross profit, selling, general and administrative expense, changes in working capital, and capital expenditures. Future cash flows were then discounted using a market-participant, risk-adjusted weighted average cost of capital. Based on the results of the analysis performed, we recorded a $27.8 million impairment charge to Latin American drilling equipment during the three months ended June 30, 2025 in our drilling services segment.
While the full effects of recent market developments are yet to be determined, prolonged trade tensions and sustained lower crude oil futures prices could adversely affect our future outlook on activity and profitability. If these conditions persist or deteriorate further, or if other unforeseen macroeconomic conditions emerge, they could negatively impact the expected cash flows used in our recoverability tests for our asset groups. Such changes could result in impairment charges in the future, which could be material to our results of operations and financial statements as a whole.
Goodwill — We assess goodwill at least annually on July 31, or more frequently if impairment indicators arise. Goodwill is tested at the reporting unit level, which is at or one level below our operating segments. We determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value after considering qualitative, market and other factors. Any necessary goodwill impairment is determined using a quantitative impairment test. If the resulting fair value of goodwill is less than the carrying value of goodwill, an impairment loss would be recognized for the amount of the shortfall. The fair value of a reporting unit is determined using significant unobservable inputs, or level 3 in the fair value hierarchy. These inputs are based on forecasts and significant judgment.
We determined our drilling products operating segment consists of a single reporting unit to which the goodwill from our 2023 acquisition of Ulterra Drilling Technologies, L.P. was allocated. We determined our completion services operating segment consisted of two reporting units; completion services, which was primarily comprised of our hydraulic fracturing operations and other integrated service offerings, and cementing services.
During the second quarter of 2025, we viewed the reduction in activity forecasts combined with the decline in the market price of our common stock as a triggering event that warranted a quantitative assessment for goodwill impairment.
We estimated the fair value of the drilling products and cementing services reporting units using the income approach. Under this approach, we used a discounted cash flow model, which utilized present values of cash flows to estimate fair value. Forecasted cash flows reflected known market conditions in the second quarter of 2025 and the expected market outlook. Future cash flows were projected based on estimates of revenue growth rates, gross profit, selling, general and administrative expense, changes in working capital, and capital expenditures. The terminal period used within the discounted cash flow model consisted of a growth estimate. Future cash flows were then discounted using a market-participant, risk-adjusted weighted average cost of capital. Financial and credit market volatility directly impacts our fair value measurement through the weighted average cost of capital used to determine a discount rate. During times of volatility, significant judgment must be applied to determine whether credit market changes are a short-term or long-term trend.
The forecast for the cementing services reporting unit assumed lower activity in 2026 compared to estimated average activity levels for full year 2025 and moderate growth estimates thereafter. Those estimates were based on future drilling rig count forecasts during the second quarter of 2025 and estimated market share. Based on the results of the goodwill impairment test, the fair value of the cementing services reporting unit exceeded its carrying value with a substantial cushion. Accordingly, no impairment was recorded.
The forecast for the drilling products reporting unit assumed lower activity during 2025 relative to 2024, with growth estimates thereafter. The increases in estimated activity assumed growth in both domestic and international markets. Those growth estimates were based on drilling rig count forecasts and estimated market share. Geopolitical instability in regions in which we expect to maintain and grow market share, an unfavorable legal proceeding outcome, a global decrease in the demand of drilling products or other unforeseen macroeconomic considerations could negatively impact the key assumptions used in our goodwill assessment for our drilling products reporting unit. Based on the results of the goodwill impairment test, the fair value of the drilling products reporting unit exceeded its carrying value by approximately 8%. Accordingly, no impairment was recorded.
Assuming all changes are isolated, a decrease of 100 bps in our long-term revenue growth rate for our drilling products reporting unit would reduce our estimated fair value by approximately 7%, while a 100 bps increase to our discount rate would reduce our estimated fair value by approximately 10%.
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
Volatility of Oil and Natural Gas Prices and its Impact on Operations and Financial Condition
Our revenues, profitability and cash flows are highly dependent upon prevailing prices for oil and natural gas and expectations about future prices, and upon our customers’ ability to access, and willingness to deploy, capital to fund their operating and capital expenditures. Commodity prices have historically been volatile, but were relatively range-bound from the end of 2022 through the first quarter of 2025. The current demand for equipment and services remains impacted by macro conditions, including commodity prices, geopolitical environment, changes to international tariffs and trade policies, inflationary pressures, economic conditions in the United States and elsewhere, as well as customer consolidation and focus by exploration and production companies and service companies on capital returns. During the second quarter of 2025, global economic conditions deteriorated, in part, because of recently enacted and proposed trade policies and tariffs by the United States and other governments, as well as uncertainty regarding potential future changes to global trade policies and tariffs. Additionally, during the second quarter of 2025, OPEC+ countries began phasing out voluntary crude oil production cuts, leading to an increase in global supply. These developments, combined with rising geopolitical tensions—particularly in the Middle East—have heightened uncertainty in global energy markets, which has contributed to a decline in our share price, lowered average crude oil futures prices and increased uncertainty regarding the future economic environment in which we operate. While the full effects are yet to be determined, and commodity prices have modestly recovered from the lows in the second quarter, prolonged trade tensions and sustained lower crude oil futures prices could adversely affect our future outlook on activity and profitability. Oil prices averaged $64.57 per barrel in the second quarter of 2025, as compared to $71.78 per barrel in the first quarter of 2025, and closed at $68.39 per barrel on July 21, 2025. Natural gas prices (based on the Henry Hub Spot Market Price) averaged $3.19 per MMBtu in the second quarter of 2025 as compared to an average of $4.14 per MMBtu in the first quarter of 2025, and closed at $3.50 per MMBtu on July 21, 2025.
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

Impact of Inflation and Trade Policies
Moderate inflationary pressures and uncertainty regarding recently enacted and proposed changes to trade policies and tariffs by the United States and other governments, as well as uncertainty regarding potential future changes to global trade policies and tariffs, have contributed, or may contribute, to increases in the cost of certain goods, services, and labor. While the full effects are yet to be determined, prolonged trade tensions could, among other things, increase the costs of certain products used in our businesses, such as drill pipe, parts, and electronics. We continue to actively monitor market trends primarily related to sourcing of labor, supplies and equipment.

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
As of June 30, 2025, we would have had exposure to interest rate market risk associated with any outstanding borrowings and letters of credit that we had under the Credit Agreement and amounts owed under the Reimbursement Agreement.
Loans under the Credit Agreement bear interest by reference, at our election, to the SOFR rate (plus a 0.10% per annum adjustment) or base rate, in each case subject to a 0% floor. The applicable margin on SOFR rate loans varies from 1.25% to 2.25% and the applicable margin on base rate loans varies from 0.25% to 1.25%, in each case determined based on our credit rating. As of June 30, 2025, the applicable margin on SOFR rate loans was 1.75% and the applicable margin on base rate loans was 0.75% A letter of credit fee is payable by us equal to the applicable margin for SOFR rate loans times the daily amount available to be drawn under outstanding letters of credit. The commitment fee rate payable to the lenders varies from 0.15% to 0.35% based on our credit rating. As of June 30, 2025, we had $2.0 million in letters of credit outstanding under the Credit Agreement and, as a result, had available borrowing capacity of approximately $498 million at that date.
Under the terms of the Reimbursement Agreement, we will reimburse Scotiabank on demand for any amounts that Scotiabank has disbursed under any of our letters of credit issued thereunder. We are obligated to pay Scotiabank interest on all amounts not paid by us on the date of demand or when otherwise due at the Prime rate plus 2.00% per annum.
Our functional currency is primarily the U.S. dollar. Approximately 98% of our revenue during the first half of 2025 was denominated in U.S. dollars. As such, we do not believe we are significantly exposed to foreign currency exchange rate risk. However, a portion of our revenues in foreign countries are denominated in U.S. dollars, and therefore, changes in foreign currency exchange rates impact our earnings to the extent that costs associated with those U.S. dollar revenues are denominated in the local currency. Similarly, a portion of our revenues are denominated in foreign currencies, but have associated U.S. dollar costs, which also give rise to foreign currency exchange rate exposure.
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
Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10‑Q. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of June 30, 2025.
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
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
The table below sets forth the information with respect to purchases of our common stock made by us during the quarter ended June 30, 2025.

Period Covered	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (in thousands) (2)
April 2025	18,558	$6.22	—	$740,872
May 2025	2,291,007	$6.07	2,200,000	$727,501
June 2025	301,836	$5.80	—	$727,501
Total	2,611,401		2,200,000
(1)We withheld 411,401 shares during the second quarter of 2025 with respect to employees’ tax withholding obligations upon the vesting of restricted stock units. These shares were acquired at fair market value. These acquisitions were made pursuant to the terms of the Patterson-UTI Energy, Inc. 2021 Long-Term Incentive Plan, as amended and the NexTier Oilfield Solutions Inc. Equity and Incentive Award Plan, and not pursuant to the stock buyback program.
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

ITEM 5. Other Information
(c)During the three months ended June 30, 2025, no director or officer of the Company adopted or terminated any trading arrangements for the sale of share of our common stock.

ITEM 6. Exhibits
The following exhibits are filed herewith or incorporated by reference, as indicated:

3.1
Restated Certificate of Incorporation of Patterson-UTI Energy, Inc., dated as of June 6, 2024 (filed June 6, 2024 as Exhibit 4.1 to our Registration Statement on Form S-8 and incorporated herein by reference).

3.2	Amended and Restated Bylaws of Patterson-UTI Energy, Inc., effective June 14, 2023 (filed June 15, 2023 as Exhibit 3.1 to our Current Report on Form 8-K and incorporated herein by reference).

10.1*	Form of Executive Officer Restricted Stock Unit Award Agreement.+

10.2*	Form of Executive Officer Cash-Settled Restricted Stock Unit Award Agreement.+

10.3*	Form of Executive Officer Cash-Settled Performance Unit Award Agreement.+

10.4*	Form of Executive Officer Performance Unit Award Agreement (Free Cash Flow Return).+

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, has been formatted in Inline XBRL.

*	filed herewith.
**	furnished herewith.
+	management contact or compensatory plan.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PATTERSON-UTI ENERGY, INC.

	By:	/s/ C. Andrew Smith
C. Andrew Smith
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)

Date: July 29, 2025