Form 10-Q
period 2025-09-30
PATTERSON UTI ENERGY INC
filed 2025-10-28
CIK 889900

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________
Form 10-Q
______________________

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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
379,242,024 shares of common stock, $0.01 par value, as of October 22, 2025.

PATTERSON-UTI ENERGY, INC. AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION
ITEM 1. Financial Statements
The following unaudited condensed consolidated financial statements include all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented.
PATTERSON-UTI ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands, except share data)

	September 30, 2025	December 31, 2024
ASSETS
Current assets:
Cash, cash equivalents and restricted cash	$186,913	$241,293
Accounts receivable, net of allowance for credit losses of $14,813 and $15,047 at September 30, 2025 and December 31, 2024, respectively	800,448	763,806
Inventory	155,933	167,023
Other current assets	134,207	123,193
Total current assets	1,277,501	1,295,315
Property and equipment, net	2,785,428	3,010,342
Operating lease right of use asset	43,216	44,385
Finance lease right of use asset	22,028	27,018
Goodwill	487,388	487,388
Intangible assets, net	842,972	929,610
Deposits on equipment purchases	11,147	15,699
Other assets	63,430	23,709
Total assets	$5,533,110	$5,833,466
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$461,265	$421,318
Accrued liabilities	283,880	385,751
Operating lease liability	17,220	13,322
Finance lease liability	15,408	15,214
Current maturities of long-term debt	—	6,388
Total current liabilities	777,773	841,993
Long-term operating lease liability	29,140	34,305
Long-term finance lease liability	5,850	10,216
Long-term debt, net of debt discount and issuance costs of $6,684 and $7,637 at September 30, 2025 and December 31, 2024, respectively	1,220,716	1,219,770
Deferred tax liabilities, net	232,803	238,097
Other liabilities	11,743	13,241
Total liabilities	2,278,025	2,357,622
Commitments and contingencies (see Note 9)
Stockholders’ equity:
Common stock, par value $0.01; authorized 800,000,000 shares with 523,642,586 and 520,784,783 issued and 379,243,018 and 387,344,755 outstanding at September 30, 2025 and December 31, 2024, respectively	5,235	5,206
Additional paid-in capital	6,484,104	6,453,606
Retained earnings (deficit)	(1,217,668)	(1,039,338)
Accumulated other comprehensive income (loss)	(1,825)	(2,584)
Treasury stock, at cost, 144,399,568 and 133,440,028 shares at September 30, 2025 and December 31, 2024, respectively	(2,021,041)	(1,951,067)
Total stockholders’ equity attributable to controlling interests	3,248,805	3,465,823
Noncontrolling interest	6,280	10,021
Total equity	3,255,085	3,475,844
Total liabilities and stockholders’ equity	$5,533,110	$5,833,466
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PATTERSON-UTI ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Operating revenues:
Drilling Services	$380,200	$421,563	$1,196,865	$1,319,425
Completion Services	705,275	831,567	2,190,687	2,581,937
Drilling Products	85,880	89,102	259,933	265,129
Other	4,599	14,990	28,326	49,285
Total operating revenues	1,175,954	1,357,222	3,675,811	4,215,776
Operating costs and expenses:
Drilling Services	246,407	250,877	748,808	784,111
Completion Services	594,118	703,809	1,870,882	2,102,643
Drilling Products	50,265	47,144	146,540	141,921
Other	3,043	10,077	18,380	31,535
Depreciation, depletion, amortization and impairment	225,598	374,680	719,322	917,274
Impairment of goodwill	—	885,240	—	885,240
Selling, general and administrative	61,976	65,696	193,014	195,258
Merger and integration expense	90	6,699	1,010	29,577
Other operating expense (income), net	22,511	3,629	18,450	(13,381)
Total operating costs and expenses	1,204,008	2,347,851	3,716,406	5,074,178
Operating income (loss)	(28,054)	(990,629)	(40,595)	(858,402)

Other income (expense):
Interest income	1,480	745	4,216	4,801
Interest expense, net of amount capitalized	(17,488)	(17,990)	(52,830)	(54,238)
Other income (expense)	1,020	(716)	1,344	358
Total other income (expense)	(14,988)	(17,961)	(47,270)	(49,079)

Income (loss) before income taxes	(43,042)	(1,008,590)	(87,865)	(907,481)

Income tax expense (benefit)	(6,592)	(30,256)	(4,008)	7,526

Net income (loss)	(36,450)	(978,334)	(83,857)	(915,007)

Net income (loss) attributable to noncontrolling interest	(48)	427	684	1,442

Net income (loss) attributable to common stockholders	$(36,402)	$(978,761)	$(84,541)	$(916,449)

Net income (loss) attributable to common stockholder per common share:
Basic	$(0.10)	$(2.50)	$(0.22)	$(2.29)
Diluted	$(0.10)	$(2.50)	$(0.22)	$(2.29)

Weighted average number of common shares outstanding:
Basic	382,819	391,732	384,888	399,795
Diluted	382,819	391,732	384,888	399,795
Cash dividends per common share	$0.08	$0.08	$0.24	$0.24

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PATTERSON-UTI ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited, in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net income (loss)	$(36,450)	$(978,334)	$(83,857)	$(915,007)
Other comprehensive income (loss):
Foreign currency translation adjustment, net of taxes of $0 for all periods	(800)	597	759	(523)
Comprehensive income (loss)	(37,250)	(977,737)	(83,098)	(915,530)
Less: comprehensive income (loss) attributable to noncontrolling interest	(48)	427	684	1,442
Comprehensive income (loss) attributable to common stockholders	$(37,202)	$(978,164)	$(83,782)	$(916,972)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PATTERSON-UTI ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(unaudited, in thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Noncontrolling Interest	Total
	Number of Shares	Amount
Balance, December 31, 2024	520,785	$5,206	$6,453,606	$(1,039,338)	$(2,584)	$(1,951,067)	$10,021	$3,475,844
Net income (loss)	—	—	—	1,005	—	—	285	1,290
Distributions to noncontrolling interest	—	—	—	—	—	—	(1,892)	(1,892)
Foreign currency translation adjustment	—	—	—	—	(289)	—	—	(289)
Vesting of restricted stock units	970	10	(10)	—	—	—	—	—
Stock-based compensation	—	—	12,289	—	—	—	—	12,289
Payment of cash dividends ($0.08 per share)	—	—	—	(30,877)	—	—	—	(30,877)
Dividend equivalents	—	—	—	(665)	—	—	—	(665)
Purchase of treasury stock	—	—	—	—	—	(20,295)	—	(20,295)
Balance, March 31, 2025	521,755	$5,216	$6,465,885	$(1,069,875)	$(2,873)	$(1,971,362)	$8,414	$3,435,405
Net income (loss)	—	—	—	(49,144)	—	—	447	(48,697)
Distributions to noncontrolling interest	—	—	—	—	—	—	(2,533)	(2,533)
Foreign currency translation adjustment	—	—	—	—	1,848	—	—	1,848
Vesting of restricted stock units	1,789	18	(18)	—	—	—	—	—
Stock-based compensation	—	—	9,578	—	—	—	—	9,578
Payment of cash dividends ($0.08 per share)	—	—	—	(30,742)	—	—	—	(30,742)
Dividend equivalents	—	—	—	(415)	—	—	—	(415)
Purchase of treasury stock	—	—	—	—	—	(15,771)	—	(15,771)
Balance, June 30, 2025	523,544	$5,234	$6,475,445	$(1,150,176)	$(1,025)	$(1,987,133)	$6,328	$3,348,673
Net income (loss)	—	—	—	(36,402)	—	—	(48)	(36,450)
Foreign currency translation adjustment	—	—	—	—	(800)	—	—	(800)
Vesting of restricted stock units	98	1	(1)	—	—	—	—	—
Stock-based compensation	—	—	8,660	—	—	—	—	8,660
Payment of cash dividends ($0.08 per share)	—	—	—	(30,495)	—	—	—	(30,495)
Dividend equivalents	—	—	—	(595)	—	—	—	(595)
Purchase of treasury stock	—	—	—	—	—	(33,908)	—	(33,908)
Balance, September 30, 2025	523,642	$5,235	$6,484,104	$(1,217,668)	$(1,825)	$(2,021,041)	$6,280	$3,255,085

	Common Stock		Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Noncontrolling Interest	Total
	Number of Shares	Amount
Balance, December 31, 2023	516,775	$5,166	$6,407,294	$57,035	$472	$(1,657,675)	$8,389	$4,820,681
Net income (loss)	—	—	—	51,235	—	—	471	51,706
Foreign currency translation adjustment	—	—	—	—	(993)	—	—	(993)
Vesting of restricted stock units	1,363	14	(14)	—	—	—	—	—
Stock-based compensation	—	—	12,051	—	—	—	—	12,051
Payment of cash dividends ($0.08 per share)	—	—	—	(32,553)	—	—	—	(32,553)
Dividend equivalents	—	—	—	(422)	—	—	—	(422)
Purchase of treasury stock	—	—	—	—	—	(98,613)	—	(98,613)
Balance, March 31, 2024	518,138	$5,180	$6,419,331	$75,295	$(521)	$(1,756,288)	$8,860	$4,751,857
Net income (loss)	—	—	—	11,077	—	—	544	11,621
Foreign currency translation adjustment	—	—	—	—	(127)	—	—	(127)
Issuance of restricted stock	719	8	(8)	—	—	—	—	—
Vesting of restricted stock units	1,647	17	(17)	—	—	—	—	—
Stock-based compensation	—	—	10,813	—	—	—	—	10,813
Payment of cash dividends ($0.08 per share)	—	—	—	(31,815)	—	—	—	(31,815)
Dividend equivalents	—	—	—	(348)	—	—	—	(348)
Purchase of treasury stock	—	—	—	—	—	(133,487)	—	(133,487)
Balance, June 30, 2024	520,504	$5,205	$6,430,119	$54,209	$(648)	$(1,889,775)	$9,404	$4,608,514
Net income (loss)	—	—	—	(978,761)	—	—	427	(978,334)
Foreign currency translation adjustment	—	—	—	—	597	—	—	597
Vesting of restricted stock units	238	2	(2)	—	—	—	—	—
Stock-based compensation	—	—	12,926	—	—	—	—	12,926
Payment of cash dividends ($0.08 per share)	—	—	—	(31,225)	—	—	—	(31,225)
Dividend equivalents	—	—	—	(396)	—	—	—	(396)
Purchase of treasury stock	—	—	—	—	—	(40,124)	—	(40,124)
Balance, September 30, 2024	520,742	$5,207	$6,443,043	$(956,173)	$(51)	$(1,929,899)	$9,831	$3,571,958

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PATTERSON-UTI ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities:
Net income (loss)	$(83,857)	$(915,007)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion, amortization and impairment	719,322	917,274
Impairment of goodwill	—	885,240
Deferred income tax expense (benefit)	(5,599)	5,824
Stock-based compensation	30,527	35,790
Net (gain) loss on asset disposals	(1,739)	(5,956)
Other	27	7,347
Changes in operating assets and liabilities:
Accounts receivable	(36,982)	103,691
Inventory	5,068	(15,086)
Other current assets	(3,864)	(7,457)
Other assets	9,825	23,397
Accounts payable	46,904	(25,322)
Accrued liabilities	(104,082)	(124,560)
Other liabilities	(11,857)	(25,473)
Net cash provided by operating activities	563,693	859,702

Cash flows from investing activities:
Purchases of property and equipment	(450,516)	(538,036)
Investment in unconsolidated affiliate	(10,500)	—
Proceeds from disposal of assets, including insurance recoveries	33,155	14,685
Other	(8,980)	(1,464)
Net cash used in investing activities	(436,841)	(524,815)

Cash flows from financing activities:
Purchases of treasury stock	(69,424)	(269,948)
Dividends paid	(92,114)	(95,593)
Proceeds from borrowings under revolving credit facility	—	50,000
Repayment of borrowings under revolving credit facility	—	(50,000)
Payments of finance leases	(6,216)	(36,635)
Other	(10,820)	(9,156)
Net cash used in financing activities	(178,574)	(411,332)
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	(2,658)	(753)
Net change in cash, cash equivalents and restricted cash	(54,380)	(77,198)
Cash, cash equivalents and restricted cash at beginning of period	241,293	192,680
Cash, cash equivalents and restricted cash at end of period	$186,913	$115,482

Supplemental disclosure of cash flow information:
Net cash paid during the period for:
Interest, net of capitalized interest of $723 in 2025 and $938 in 2024	$(43,206)	$(44,454)
Income taxes	(5,442)	(14,328)
Non-cash investing and financing activities:
Net decrease in payables for purchases of property and equipment	$(7,098)	$(15,645)
Net decrease in deposits on equipment purchases	4,552	17,323
Purchases of property and equipment through exchange of lease right of use asset	772	26,382
Derecognition of right of use asset	(794)	(31,538)

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
The unaudited interim condensed consolidated financial statements have been prepared by us pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been omitted pursuant to such rules and regulations, although we believe the disclosures included either on the face of the financial statements or herein are sufficient to make the information presented not misleading. In the opinion of management, all recurring adjustments considered necessary for a fair statement of the information in conformity with GAAP have been included. The unaudited condensed consolidated balance sheet as of December 31, 2024, as presented herein, was derived from our audited consolidated balance sheet but does not include all disclosures required by GAAP. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 (our “Annual Report”). The results of operations for the three and nine months ended September 30, 2025 are not necessarily indicative of the results to be expected for the full year.
There have been no material changes to our critical accounting policies from those disclosed in our Annual Report.
Restricted cash — Restricted cash includes amounts restricted as cash collateral for the issuance of standby letters of credit.
The following table provides a reconciliation of cash and restricted cash reported within the unaudited condensed consolidated balance sheets that sum to the total of such amounts shown in the unaudited condensed statements of cash flows for the nine months ended September 30, 2025 and 2024 (in thousands):

	Nine Months Ended September 30,
	2025	2024
Cash and cash equivalents	$184,783	$113,379
Restricted cash	2,130	2,103
Total cash, cash equivalents and restricted cash	$186,913	$115,482
Recently Adopted Accounting Standards — In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07 to improve reportable segment disclosure requirements and enhance disclosures about significant segment expenses. We adopted this new accounting pronouncement effective January 1, 2024 and expanded our consolidated financial statement disclosures in order to comply with the update. See Note 14 for details.
Recently Issued Accounting Standards — In December 2023, the FASB issued ASU 2023-09 to improve income tax disclosure. We plan to adopt this new guidance with our Annual Report on Form 10-K for the year ending December 31, 2025. We anticipate this guidance will result in additional disclosures in our consolidated financial statements.
In November 2024, the FASB issued ASU 2024-03 to expand disclosure requirements related to certain income statement expenses, which requires public entities to disclose additional information about specific expense categories in the notes to the financial statements on an interim and annual basis. This guidance is effective for annual reporting periods beginning after December 15, 2026 and interim periods beginning after December 15, 2027, with early adoption permitted. We are currently evaluating the impact this pronouncement will have on our consolidated financial statements.

In July 2025, the FASB issued ASU 2025-05 to provide entities the option to use a practical expedient to assume balance sheet conditions remain unchanged when developing forecasts for estimating expected credit losses. This guidance is effective for fiscal years beginning after December 15, 2025, with early adoption permitted. We are currently evaluating the impact this pronouncement will have on our consolidated financial statements.
In September 2025, the FASB issued ASU 2025-06 to improve the accounting for internal-use software cost by increasing the operability of the recognition guidance by removing all references to software development project stages so that the guidance is neutral to different software development methods. This guidance is effective for annual reporting periods beginning after December 15, 2027, with early adoption permitted. We are currently evaluating the impact this pronouncement will have on our consolidated financial statements.
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

ASC Topic 842 Revenue from Equipment Rentals and Other
Drilling Products Revenue — revenues are primarily generated from the rental of drilling equipment, comprised of drill bits and downhole tools. These arrangements provide the customer with the right to control the use of the identified asset. Generally, the lease terms in such arrangements are for periods of two to three days and do not provide customers with options to purchase the underlying asset.
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
We do not have any significant contract asset balances. Contract liabilities include prepayments received from customers prior to the requested services being completed. Once the services are complete and have been invoiced, the prepayment is applied against the customer’s account to offset the accounts receivable balance. Also included in contract liabilities are payments received from customers for reactivation or initial mobilization of rigs that were moved on location to the initial well site. These payments are allocated to the overall performance obligation and amortized over the initial term of the contract. Total contract liability balances were $3.9 million and $75.6 million as of September 30, 2025 and December 31, 2024, respectively. We recognized $72.5 million of revenue during the nine months ended September 30, 2025 that was included in the contract liability balance at the beginning of the period. The substantial majority of our revenue related to our contract liabilities balance is expected to be recognized within one year and is included in “Accrued liabilities” in our consolidated balance sheets.
Contract Costs
Costs incurred for newly constructed rigs or rig upgrades based on a contract with a customer are considered capital improvements and are capitalized to drilling equipment and depreciated over the estimated useful life of the asset.
Remaining Performance Obligations
We maintain a backlog of commitments for contract drilling services under term contracts, which we define as contracts with a duration of six months or more. Our contract drilling backlog in the United States as of September 30, 2025 was approximately $256 million. Approximately 9% of our total contract drilling backlog in the United States at September 30, 2025 is reasonably expected to remain at September 30, 2026. We generally calculate our backlog by multiplying the dayrate under our term drilling contracts by the number of days remaining under the contract. The calculation does not include any revenues related to fees for other services such as for mobilization, other than initial mobilization, demobilization and customer reimbursables, nor does it include potential reductions in rates for unscheduled standby or during periods in which the rig is moving or incurring maintenance and repair time in excess of what is permitted under the drilling contract. For contracts that contain variable dayrate pricing, our backlog calculation uses the dayrate in effect for periods where the dayrate is fixed, and, for periods that remain subject to variable pricing, uses commodity pricing or other related indices in effect at September 30, 2025. In addition, our term drilling contracts are generally subject to termination by the customer on short notice and provide for an early termination payment to us in the event that the contract is terminated by the customer. For contracts on which we have received notice for the rig to be placed on standby, our backlog calculation uses the standby rate for the period over which we expect to receive the standby rate. For contracts on which we have received an early termination notice, our backlog calculation includes the early termination rate, instead of the dayrate, for the period over which we expect to receive the lower rate. Please see “Our current backlog of contract drilling revenue may decline and may not ultimately be realized, as fixed-term contracts may in certain instances be terminated without an early termination payment” included in Item 1A of our Annual Report.

3. Inventory
Inventory consisted of the following at September 30, 2025 and December 31, 2024 (in thousands):

	September 30, 2025	December 31, 2024
Raw materials and supplies	$121,903	$121,694
Work-in-process	4,979	6,681
Finished goods	29,051	38,648
Inventory	$155,933	$167,023
4. Other Current Assets
Other current assets consisted of the following at September 30, 2025 and December 31, 2024 (in thousands):

	September 30, 2025	December 31, 2024
Federal and state income taxes receivable	$30,497	$24,777
Workers’ compensation receivable	30,007	33,240
Prepaid expenses	45,000	34,004
Other	28,703	31,172
Other current assets	$134,207	$123,193
5. Property and Equipment
Property and equipment consisted of the following at September 30, 2025 and December 31, 2024 (in thousands):

	September 30, 2025	December 31, 2024
Equipment	$8,320,188	$8,416,063
Oil and natural gas properties	245,736	243,663
Buildings	239,073	248,739
Rental equipment	135,054	136,256
Land	41,225	37,847
Total property and equipment	8,981,276	9,082,568
Less accumulated depreciation, depletion, amortization and impairment	(6,195,848)	(6,072,226)
Property and equipment, net	$2,785,428	$3,010,342
Depreciation and depletion expense on property and equipment of approximately $194 million and $220 million was recorded in the three months ended September 30, 2025 and 2024, respectively. Depreciation and depletion expense on property and equipment of approximately $592 million and $684 million was recorded in the nine months ended September 30, 2025 and 2024, respectively.
During the second quarter of 2025, global economic conditions deteriorated, in part, because of enacted and proposed trade policies and tariffs by the United States and other governments, as well as uncertainty regarding potential future changes to global trade policies and tariffs. Additionally, during the second quarter of 2025, OPEC+ countries began phasing out voluntary crude oil production cuts, leading to an increase in global supply. These developments, combined with rising geopolitical tensions—particularly in the Middle East— have heightened uncertainty in global energy markets, which has contributed to a decline in our share price, lowered average crude oil futures prices and increased uncertainty regarding the future economic environment in which we operate.
During the second quarter of 2025, negative market indicators such as lower industry-wide drilling rig and pressure pumping fleet count forecasts, increased volatility and margin compression for certain of our asset groups led to our reduced outlook for activity. The reduction in activity forecasts combined with the recent decline in the market price of our common stock were considered a triggering event indicating certain of our long-lived tangible and intangible assets may be impaired. We deemed it necessary to perform recoverability tests on our hydraulic fracturing asset group within our completion services reporting unit and our Latin American contract drilling asset group during the second quarter of 2025. We estimated future cash flows over the expected remaining life of the primary asset for each asset group.
On an undiscounted basis, the expected cash flows exceeded the carrying value of our hydraulic fracturing asset group within our completion services reporting unit, indicating that no impairment was required during the second quarter of 2025.
The recoverability test for our Latin American contract drilling asset group during the second quarter of 2025 indicated that estimated undiscounted cash flows did not exceed its carrying value. Accordingly, we performed an impairment test and estimated the fair value of the asset group using the income approach. Under this approach, we used a discounted cash flow model, which utilized present values of cash flows to estimate fair value. Forecasted cash flows reflected known market conditions in the second quarter of 2025 and management’s anticipated business outlook for the asset group. Future cash flows were projected based on estimates of revenue, gross profit, selling, general and administrative expense, changes in working capital, and capital expenditures. Future cash flows were then discounted using a market-participant, risk-adjusted weighted average cost of capital. Based on the results of the analysis performed, we recorded a $27.8 million impairment charge to Latin American drilling equipment during the second quarter of 2025 in our drilling services segment.
During the third quarter of 2024, we evaluated our fleet of drilling rigs for marketability based on the condition of inactive rigs, expenditures that would be necessary to bring them to working condition and the expected demand for drilling services by rig type. The components comprising rigs that would no longer be marketed were evaluated, and those components with continuing utility to other marketed rigs were identified for transfer to other rigs or to yards to be used as spare equipment. The remaining components of these rigs were abandoned. During the three months ended September 30, 2024, we identified 42 legacy, non-Tier-1 super-spec drilling rigs and related equipment to be abandoned. Based on the strong customer preference across the industry for Tier-1 super-spec drilling rigs, in addition to efficiency gains and technology advancements that reduced the total number of rigs needed for the U.S. drilling market, we believed the 42 rigs that were abandoned had limited commercial opportunity. Our operating results for the three and nine months ended September 30, 2024 included a charge of $114 million related to this abandonment.
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
6. Goodwill and Intangible Assets
Goodwill — During the nine months ended September 30, 2025, there were no additions or impairments to goodwill. As of September 30, 2025 and December 31, 2024, our goodwill balance was $487 million.
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
Goodwill Annual Impairment Assessment (Third Quarter of 2025) — During the third quarter of 2025, we evaluated whether events or changes in circumstances indicated that the fair value of our goodwill may be less than its carrying amount. As part of this qualitative assessment, we considered the results of our most recent quantitative analysis performed in the second quarter of 2025, along with other factors such as macroeconomic conditions, market trends, and indicators of potential changes in the fair value of our reporting units. Based on this assessment, we concluded that it was more likely than not that the fair value of our goodwill exceeded its carrying amount. Therefore, no impairment was indicated, and a Step 1 quantitative goodwill impairment test was not required.
Goodwill Impairment Assessment (Second Quarter of 2025) — During the second quarter of 2025, we viewed the reduction in activity forecasts combined with the decline in the market price of our common stock as a triggering event that warranted a quantitative assessment for goodwill impairment.

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
The forecast for the cementing services reporting unit assumed lower activity in 2026 compared to estimated average activity levels for full year 2025 and moderate growth estimates thereafter. Those estimates were based on future drilling rig count forecasts during the second quarter of 2025 and estimated market share. Based on the results of the goodwill impairment test, the fair value of the cementing services reporting unit exceeded its carrying value with a substantial cushion. Accordingly, no impairment was recorded in the second quarter of 2025.
The forecast for the drilling products reporting unit assumed lower activity during 2025 relative to 2024, with growth estimates thereafter. The increases in estimated activity assumed growth in both domestic and international markets. Those growth estimates were based on drilling rig count forecasts and estimated market share. Geopolitical instability in regions in which we expect to maintain and grow market share, an unfavorable legal proceeding outcome, a global decrease in the demand of drilling products or other unforeseen macroeconomic considerations could negatively impact the key assumptions used in our goodwill assessment for our drilling products reporting unit. Based on the results of the goodwill impairment test, the fair value of the drilling products reporting unit exceeded its carrying value by approximately 8%. Accordingly, no impairment was recorded in the second quarter of 2025.
Goodwill Impairment Assessment (Third Quarter of 2024) — During the third quarter of 2024, the forecast for the completion services reporting unit assumed lower activity in 2025 compared to average activity levels for full year 2024 and increases in estimated activity of 2% to 8% beginning in 2026 through 2029. Those estimates were based on future drilling rig and pressure pumping fleet count forecasts during the third quarter of 2024 and estimated market share. Additionally, the forecast reflected the expectation that industry-wide pricing pressure would persist within the completions market and continue to compress adjusted gross profit. These factors negatively impacted the estimated value of the reporting unit.
Based on the results of the quantitative assessment, the fair value of the completion services reporting unit was less than its carrying value. Accordingly, we recorded an $885 million impairment charge to goodwill for the completion services reporting unit during the third quarter of 2024.
Intangible Assets — The following table presents the gross carrying amount and accumulated amortization of our intangible assets as of September 30, 2025 and December 31, 2024 (in thousands):

	September 30, 2025			December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$782,804	$(148,525)	$634,279	$782,789	$(95,785)	$687,004
Developed technology	202,771	(86,931)	115,840	202,772	(56,562)	146,210
Trade name	101,000	(20,906)	80,094	101,000	(14,097)	86,903
Other	19,967	(7,208)	12,759	12,986	(3,493)	9,493
Intangible assets, net	$1,106,542	$(263,570)	$842,972	$1,099,547	$(169,937)	$929,610
Amortization expense on intangible assets of approximately $31.7 million and $31.1 million was recorded for the three months ended September 30, 2025 and 2024, respectively. Amortization expense on intangible assets of approximately $94.5 million and $92.4 million was recorded for the nine months ended September 30, 2025 and 2024, respectively.

7. Accrued Liabilities
Accrued liabilities consisted of the following at September 30, 2025 and December 31, 2024 (in thousands):

	September 30, 2025	December 31, 2024
Salaries, wages, payroll taxes and benefits	$97,551	$110,212
Insurance	85,337	84,433
Property, sales, use and other taxes	43,356	54,445
Accrued interest payable	10,029	17,484
Deferred revenue	3,628	75,195
Accrued merger and integration expense	2,141	4,723
Other	41,838	39,259
Accrued liabilities	$283,880	$385,751
8. Long-Term Debt
Long-term debt consisted of the following at September 30, 2025 and December 31, 2024 (in thousands):

	September 30, 2025	December 31, 2024
3.95% Senior Notes Due 2028	$482,505	$482,505
5.15% Senior Notes Due 2029	344,895	344,895
7.15% Senior Notes Due 2033	400,000	400,000
Equipment Loans Due 2025 (1)	—	6,395
	1,227,400	1,233,795
Less deferred financing costs and discounts	(6,684)	(7,637)
Less current portion	—	(6,388)
Total	$1,220,716	$1,219,770
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
Loans under the Credit Agreement bear interest by reference, at our election, to the SOFR rate (plus a 0.10% per annum adjustment) or base rate, in each case subject to a 0% floor. The applicable margin on SOFR rate loans varies from 1.25% to 2.25% and the applicable margin on base rate loans varies from 0.25% to 1.25%, in each case determined based on our credit rating. As of September 30, 2025, the applicable margin on SOFR rate loans was 1.75% and the applicable margin on base rate loans was 0.75%. A letter of credit fee is payable by us equal to the applicable margin for SOFR rate loans times the daily amount available to be drawn under outstanding letters of credit. The commitment fee rate payable to the lenders varies from 0.15% to 0.35% based on our credit rating.
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

The Credit Agreement contains representations, warranties, affirmative and negative covenants and events of default and associated remedies that we believe are customary for agreements of this nature, including certain restrictions on our ability and the ability of each of our subsidiaries to grant liens and on the ability of each of our non-guarantor subsidiaries to incur debt. If our credit rating is below investment grade at both Moody’s and S&P, we will become subject to a restricted payment covenant, which would generally require us to have a Pro Forma Debt Service Coverage Ratio (as defined in the Credit Agreement) greater than or equal to 1.50 to 1.00 immediately before and immediately after making any restricted payment. Restricted payments include, among other things, dividend payments, repurchases of our common stock, distributions to holders of our common stock or any other payment or other distribution to third parties on account of our or our subsidiaries’ equity interests. Our credit rating is currently investment grade at both credit rating agencies. The Credit Agreement also requires that our total debt to capitalization ratio, expressed as a percentage, not exceed 50% as of the last day of each fiscal quarter. The Credit Agreement generally defines the total debt to capitalization ratio as the ratio of (a) total borrowed money indebtedness to (b) the sum of such indebtedness plus consolidated net worth, with consolidated net worth determined as of the end of the most recently ended fiscal quarter. We were in compliance with these covenants at September 30, 2025.
As of September 30, 2025, we had no borrowings outstanding under our Credit Agreement. We had $4.8 million in letters of credit outstanding under the Credit Agreement at September 30, 2025 and, as a result, had available borrowing capacity of approximately $495 million under the Credit Agreement at that date.
2015 Reimbursement Agreement — On March 16, 2015, we entered into a Reimbursement Agreement (as amended from time to time, the “Reimbursement Agreement”) with The Bank of Nova Scotia (“Scotiabank”), pursuant to which we may from time to time request that Scotiabank issue an unspecified amount of letters of credit. As of September 30, 2025, we had $36.3 million in letters of credit outstanding under the Reimbursement Agreement.
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
Presented below is a schedule of the principal repayment requirements of long-term debt by fiscal year as of September 30, 2025 (in thousands):

Year ending December 31,
2025	$—
2026	—
2027	—
2028	482,505
2029	344,895
Thereafter	400,000
Total	$1,227,400
9. Commitments and Contingencies
As of September 30, 2025, we maintained letters of credit in the aggregate amount of $43.1 million primarily for the benefit of various insurance companies as collateral for retrospective premiums and retained losses that could become payable under the terms of the underlying insurance contracts and compliance with contractual obligations. These letters of credit expire annually at various times during the year and are typically renewed. As of September 30, 2025, no amounts had been drawn under the letters of credit. As of September 30, 2025, we had $37.0 million in surety bond exposure issued as financial assurance on an insurance agreement.
As of September 30, 2025, we had commitments to purchase major equipment totaling approximately $72.5 million.
Our completion services segment has entered into agreements to purchase minimum quantities of proppants from certain vendors. As of September 30, 2025, the remaining minimum obligation under these agreements was approximately $20.6 million, of which approximately $2.7 million, $13.1 million, and $4.8 million relate to the remainder of 2025, 2026, and 2027, respectively.
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
On October 7, 2025, the Court granted-in-part Ulterra’s Motion for Summary Judgment in a sealed order, finding that the license agreement is unenforceable to the extent it requires royalties to be paid based on expired U.S. patents. On October 8, 2025, the Court held a status conference, and the trial date was vacated. The Court unsealed its October 7, 2025 order on October 23, 2025. NOV has acknowledged that the Court’s ruling means it cannot collect any of the royalties it had alleged were owed, and we expect NOV will appeal the Court’s ruling after a final judgment is issued.
Additionally, we are party to various other legal proceedings arising in the normal course of our business. We do not believe that the outcome of these proceedings, either individually or in the aggregate, will have a material adverse effect on our financial condition, cash flows or results of operations.
10. Stockholders’ Equity
Cash Dividend — On October 22, 2025, our Board of Directors approved a cash dividend on our common stock in the amount of $0.08 per share to be paid on December 15, 2025 to holders of record as of December 1, 2025. The amount and timing of all future dividend payments, if any, are subject to the discretion of the Board of Directors and will depend upon business conditions, results of operations, financial condition, terms of our debt agreements and other factors. Our Board of Directors may, without advance notice, reduce or suspend our dividend for any reason, including to improve our financial flexibility and position our company for long-term success. There can be no assurance that we will pay a dividend in the future.
Share Repurchases and Acquisitions — In September 2013, our Board of Directors approved a stock buyback program. In February 2024, our Board of Directors approved an increase of the authorization under the stock buyback program to allow for an aggregate of $1.0 billion of future share repurchases. All purchases executed to date have been through open market transactions. Purchases under the buyback program are made at management’s discretion, at prevailing prices, subject to market conditions and other factors. Purchases may be made at any time without prior notice. There is no expiration date associated with the buyback program. As of September 30, 2025, we had remaining authorization to purchase approximately $694 million of our outstanding common stock under the stock buyback program. Shares of stock purchased under the buyback program are held as treasury shares.
Treasury stock acquisitions during the nine months ended September 30, 2025 were as follows (dollars in thousands):

	Shares	Cost
Treasury shares at January 1, 2025	133,440,028	$1,951,067
Purchases pursuant to stock buyback program	10,278,723	65,274
Acquisitions pursuant to long-term incentive plans	680,817	4,700
Treasury shares at September 30, 2025	144,399,568	$2,021,041
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

Stock Options — No stock options have been granted since 2016. Stock option activity from January 1, 2025 to September 30, 2025 follows:

	Underlying Shares	Weighted Average Exercise Price Per Share
Outstanding at January 1, 2025	1,794,005	$22.26
Exercised	—	$—
Expired	(616,800)	$20.33
Outstanding at September 30, 2025	1,177,205	$23.27
Exercisable at September 30, 2025	1,177,205	$23.27
Restricted Stock Units (Equity Based) — Share-settled restricted stock unit activity from January 1, 2025 to September 30, 2025 follows:

	Time Based	Performance Based	Weighted Average Grant Date Fair Value Per Share
Non-vested restricted stock units outstanding at January 1, 2025	5,427,657	452,514	$11.34
Granted	4,448,229	—	$6.04
Vested	(2,857,803)	—	$11.41
Forfeited	(187,145)	(3,524)	$9.52
Non-vested restricted stock units outstanding at September 30, 2025	6,830,938	448,990	$8.12
As of September 30, 2025, we had unrecognized compensation cost related to our unvested restricted stock units totaling $43.7 million. The weighted-average remaining vesting period for these unvested restricted stock units was 2.02 years as of September 30, 2025.
Restricted Stock Units (Liability Based) — A portion of the annual restricted stock unit awards granted in 2025 are cash-settled. Cash-settled restricted stock unit activity from January 1, 2025 to September 30, 2025 follows:

Time Based
Non-vested cash-settled restricted stock units outstanding at January 1, 2025	13,134
Granted	619,417
Vested	(4,376)
Forfeited	—
Non-vested cash-settled restricted stock units outstanding at September 30, 2025	628,175
As of September 30, 2025, we had unrecognized compensation cost related to our unvested cash-settled restricted stock units totaling $3.0 million. The weighted-average remaining vesting period for these unvested cash-settled restricted stock units was 2.58 years as of September 30, 2025.
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

Performance Units activity from January 1, 2025 to September 30, 2025 follows:

	Performance Units Share-Settled (at target)	Weighted Average Grant Date Fair Value Per Share	Performance Units Cash-Settled (at target)
Non-vested outstanding at January 1, 2025	1,869,400	$15.62	—
Granted	743,800	$5.86	743,800
Performance units settled (1)	(398,500)	$25.95	—
Forfeited	—	$—	—
Non-vested outstanding at September 30, 2025	2,214,700	$10.49	743,800
(1)Share-settled Performance Units granted in 2022 reached the end of their performance period during the nine months ended September 30, 2025, and no shares were issued to settle such Performance Units.
As of September 30, 2025, we had unrecognized compensation cost related to our unvested Performance Units totaling $12.6 million. The weighted-average remaining vesting period for these unvested Performance Units was 1.80 years as of September 30, 2025.
Stock-Based Compensation Expense — Expense associated with restricted stock units and Performance Unit awards is included in “Selling, general and administrative” in our unaudited condensed consolidated statements of operations. The following table presents stock-based compensation expense for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
Share-settled awards	2025	2024	2025	2024
Restricted stock units	$7,088	$10,478	$24,486	$29,102
Performance units – TSR	1,585	2,448	5,556	6,688
Performance units – FCF	(13)	—	485	—
Total share-settled awards	8,660	12,926	30,527	35,790

Cash-settled awards
Cash-settled restricted stock units	270	(736)	482	374
Cash-settled performance units	107	—	484	—
Total cash-settled awards	377	(736)	966	374
Stock-based compensation expense	$9,037	$12,190	$31,493	$36,164
12. Income Taxes
Our effective income tax rate fluctuates from the U.S. statutory tax rate based on, among other factors, changes in pretax income in jurisdictions with varying statutory tax rates, the impact of U.S. state and local taxes, the realizability of deferred tax assets and other differences related to the recognition of income and expense between GAAP and tax accounting.
Our effective income tax rate for the three months ended September 30, 2025 was 15.3%, compared with 3.0% for the three months ended September 30, 2024. The difference in effective income tax rates between the periods was primarily attributable to the impact of valuation allowances on deferred tax assets between periods, as well as the impact of permanent differences and book impairments against earnings between periods.
Our effective income tax rate for the nine months ended September 30, 2025 was 4.6%, compared with (0.8)% for the nine months ended September 30, 2024. The difference in effective income tax rates between the periods was primarily attributable to the impact of valuation allowances on deferred tax assets between periods, as well as the impact of permanent differences against earnings between periods.
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
We continue to monitor income tax developments in the United States and other countries where we have legal entities. On July 4, 2025, the One Big Beautiful Bill Act (the “OBBBA”) was signed into law in the United States. This legislation includes several changes to existing income tax provisions with certain changes effective during 2025 and other changes effective after 2025. We continue to evaluate the impact of the OBBBA on our consolidated financial statements.
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
The following table presents information necessary to calculate net income (loss) per share for the three and nine months ended September 30, 2025 and 2024 as well as potentially dilutive securities excluded from the weighted average number of diluted common shares outstanding because their inclusion would have been anti-dilutive (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
BASIC EPS:
Net income (loss) attributable to common stockholders	$(36,402)	$(978,761)	$(84,541)	$(916,449)
Weighted average number of common shares outstanding, excluding non-vested restricted stock units	382,819	391,732	384,888	399,795
Basic net income (loss) per common share	$(0.10)	$(2.50)	$(0.22)	$(2.29)

DILUTED EPS:
Net income (loss) attributable to common stockholders	$(36,402)	$(978,761)	$(84,541)	$(916,449)
Weighted average number of common shares outstanding, including non-vested restricted stock units	382,819	391,732	384,888	399,795
Diluted net income (loss) per common share	$(0.10)	$(2.50)	$(0.22)	$(2.29)
Potentially dilutive securities excluded as anti-dilutive	10,672	7,847	10,672	7,847
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
Completion Services — represents our hydraulic fracturing, completion support services, wireline and pumpdown services, and cementing businesses.
Drilling Products — represents our manufacturing and distribution of drill bits business.

The following tables summarize selected financial information relating to our business segments (in thousands):

	Drilling Services	Completion Services	Drilling Products	Total
For the three months ended September 30, 2025
Revenues from external customers	$380,200	$705,275	$85,880	$1,171,355
Direct operating costs (1)	246,407	594,118	50,265	890,790
Selling, general and administrative	3,969	8,821	8,486	21,276
Depreciation, amortization and impairment (1)	84,100	117,058	21,326	222,484
Other segment items (2)	8,600	13,000	—	21,600
Segment operating income (loss) (3)	$37,124	$(27,722)	$5,803	$15,205

Reconciliation of revenue:
Total segment revenues from external customers				$1,171,355
Other revenues (4)				4,599
Total consolidated revenues				$1,175,954

Reconciliation to consolidated income (loss) before income taxes:
Segment operating income (loss) (3)				$15,205
Other (4)				810
Corporate				(44,069)
Interest income				1,480
Interest expense				(17,488)
Other income (expense)				1,020
Income (loss) before income taxes				$(43,042)

	Drilling Services	Completion Services	Drilling Products	Total
For the three months ended September 30, 2024
Revenues from external customers	$421,563	$831,567	$89,102	$1,342,232
Direct operating costs (1)	250,877	703,809	47,144	1,001,830
Selling, general and administrative	3,809	10,253	9,898	23,960
Depreciation, amortization and impairment (1)	201,272	140,930	22,924	365,126
Impairment of goodwill	—	885,240	—	885,240
Segment operating income (loss) (3)	$(34,395)	$(908,665)	$9,136	$(933,924)

Reconciliation of revenue:
Total segment revenues from external customers				$1,342,232
Other revenues (4)				14,990
Total consolidated revenues				$1,357,222

Reconciliation to consolidated income (loss) before income taxes:
Segment operating income (loss) (3)				$(933,924)
Other (4)				(3,573)
Corporate				(53,132)
Interest income				745
Interest expense				(17,990)
Other income (expense)				(716)
Income (loss) before income taxes				$(1,008,590)
(1)The significant expense categories and amounts align with the segment-level information that is regularly provided to the chief operating decision maker.
(2)Other segment items for each reportable segment includes other operating expenses (income), such as legal accruals and settlements, and income (loss)

from an unconsolidated joint venture.
(3)Segment operating income (loss) is our measure of segment profitability. It is defined as revenue less operating expenses, selling, general and administrative expenses, depreciation, amortization and impairment expense, impairment of goodwill and other operating expenses (income).
(4)Other includes our oilfield rentals business, prior to its divestiture in April 2025, and oil and natural gas working interests.

	Drilling Services	Completion Services	Drilling Products	Total
For the nine months ended September 30, 2025
Revenues from external customers	$1,196,865	$2,190,687	$259,933	$3,647,485
Direct operating costs (1)	748,808	1,870,882	146,540	2,766,230
Selling, general and administrative	12,066	29,953	26,256	68,275
Depreciation, amortization and impairment (1)	281,719	352,658	67,786	702,163
Other segment items (2)	232	13,000	—	13,232
Segment operating income (loss) (3)	$154,040	$(75,806)	$19,351	$97,585

Reconciliation of revenue:
Total segment revenues from external customers				$3,647,485
Other revenues (4)				28,326
Total consolidated revenues				$3,675,811

Reconciliation to consolidated income (loss) before income taxes:
Segment operating income (loss) (3)				$97,585
Other (4)				(960)
Corporate				(137,220)
Interest income				4,216
Interest expense				(52,830)
Other income (expense)				1,344
Income (loss) before income taxes				$(87,865)

	Drilling Services	Completion Services	Drilling Products	Total
For the nine months ended September 30, 2024
Revenues from external customers	$1,319,425	$2,581,937	$265,129	$4,166,491
Direct operating costs (1)	784,111	2,102,643	141,921	3,028,675
Selling, general and administrative	11,761	31,854	25,651	69,266
Depreciation, amortization and impairment (1)	392,224	428,303	73,282	893,809
Impairment of goodwill	—	885,240	—	885,240
Other segment items (2)	—	(17,792)	—	(17,792)
Segment operating income (loss) (3)	$131,329	$(848,311)	$24,275	$(692,707)

Reconciliation of revenue:
Total segment revenues from external customers				$4,166,491
Other revenues (4)				49,285
Total consolidated revenues				$4,215,776

Reconciliation to consolidated income (loss) before income taxes:
Segment operating income (loss) (3)				$(692,707)
Other (4)				(2,152)
Corporate				(163,543)
Interest income				4,801
Interest expense				(54,238)
Other income (expense)				358
Income (loss) before income taxes				$(907,481)

(1)The significant expense categories and amounts align with the segment-level information that is regularly provided to the chief operating decision maker.
(2)Other segment items for each reportable segment includes other operating expenses (income), such as gains or losses on certain insurance recoveries, legal accruals and settlements, and income (loss) from an unconsolidated joint venture.
(3)Segment operating income (loss) is our measure of segment profitability. It is defined as revenue less operating expenses, selling, general and administrative expenses, depreciation, amortization and impairment expense, impairment of goodwill and other operating expenses (income).
(4)Other includes our oilfield rentals business, prior to its divestiture in April 2025, and oil and natural gas working interests.

Other business segment information

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Capital expenditures:
Drilling Services	$46,691	$69,127	$175,323	$210,346
Completion Services	81,301	86,755	212,459	258,860
Drilling Products	13,331	16,309	46,805	45,853
Segment capital expenditures	$141,323	$172,191	$434,587	$515,059
Other	2,145	5,909	7,543	18,919
Corporate	1,011	2,487	8,386	4,058
Total capital expenditures	$144,479	$180,587	$450,516	$538,036

	September 30, 2025	December 31, 2024
Identifiable assets:
Drilling Services	$1,910,694	$2,047,986
Completion Services	2,371,941	2,468,707
Drilling Products	914,196	966,200
Segment assets	$5,196,831	$5,482,893
Other	29,927	55,580
Corporate (1)	306,352	294,993
Total assets	$5,533,110	$5,833,466
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
The estimated fair value of our outstanding debt balances as of September 30, 2025 and December 31, 2024 is set forth below (in thousands):

	September 30, 2025		December 31, 2024
	Carrying Value	Fair Value	Carrying Value	Fair Value
3.95% Senior Notes Due 2028	$482,505	$471,770	$482,505	$461,720
5.15% Senior Notes Due 2029	344,895	346,020	344,895	336,490
7.15% Senior Notes Due 2033	400,000	424,052	400,000	419,265
Equipment Loans Due 2025	—	—	6,395	6,424
Total debt	$1,227,400	$1,241,842	$1,233,795	$1,223,899
The fair values of the 2028 Notes, the 2029 Notes and the 2033 Notes at September 30, 2025 and December 31, 2024 are based on quoted market prices, which are considered Level 1 fair value estimates in the fair value hierarchy of fair value accounting.

The quoted market rates of interest used to determine the fair value of our outstanding debt balances as of September 30, 2025 and December 31, 2024 are set forth below:

	September 30, 2025	December 31, 2024
3.95% Senior Notes Due 2028	4.97%	5.49%
5.15% Senior Notes Due 2029	5.06%	5.73%
7.15% Senior Notes Due 2033	6.18%	6.42%
Equipment Loans Due 2025	—%	5.28%

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
As of September 30, 2025, we had 152 marketed land-based drilling rigs based in the following regions:

Region	Number of Rigs
West Texas	70
Appalachia	21
Oklahoma	16
Rockies	17
South Texas	11
East Texas	9
Colombia	7
Ecuador	1
Total	152
We have addressed our customers’ needs for drilling horizontal wells in shale and other unconventional resource plays by improving the capabilities of our drilling fleet. The U.S. land rig industry has in recent years referred to certain high specification rigs as “super-spec” rigs, which we consider to be at least a 1,500 horsepower, AC-powered rig that has at least a 750,000-pound hookload, a 7,500-psi circulating system, and is pad-capable. Due to evolving customer preferences, we refer to certain premium rigs as “Tier-1, super spec” rigs, which we consider as being a super-spec rig that also has a third mud pump and raised drawworks that allows for more clearance underneath the rig floor. As of September 30, 2025, our rig fleet included 136 Tier-1, super-spec rigs.
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
To address customer demand for lower-emission and more cost efficient operations, we continue to expand our portfolio of natural gas-powered solutions, including electric, direct drive, and dual fuel pumps, to replace legacy diesel completion services equipment.
We are also advancing our Vertex™ fully automated, closed-loop completions process, a component of our proprietary digital completions management platform, EOS™, which offers our customers the opportunity for greater operational efficiency, lower costs, and improved performance, while laying the foundation for integrating AI-driven reservoir technologies.
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
Recent Developments in Market Conditions and Outlook — Commodity prices have historically been volatile but were relatively range-bound from the end of 2022 through the first quarter of 2025. The current demand for equipment and services remains impacted by macro conditions, including commodity prices, geopolitical environment, changes to international tariffs and trade policies, inflationary pressures, economic conditions in the United States and elsewhere, as well as customer consolidation and focus by exploration and production companies and service companies on capital returns. During the second quarter of 2025, global economic conditions deteriorated, in part, because of enacted and proposed trade policies and tariffs by the United States and other governments, as well as uncertainty regarding potential future changes to global trade policies and tariffs. Additionally, during the second quarter of 2025, OPEC+ countries began phasing out voluntary crude oil production cuts, leading to an increase in global supply. These developments, combined with rising geopolitical tensions— particularly in the Middle East— heightened uncertainty in global energy markets, which contributed to a decline in our share price, lowered average crude oil futures prices and increased uncertainty regarding the future economic environment in which we operate. During the third quarter of 2025, global economic conditions and the global energy market remained uncertain, with ongoing effects from trade policy uncertainty, the phase-out of voluntary crude oil production cuts by OPEC+ countries, and downward pressure on crude oil futures prices. While the full effects are yet to be determined, prolonged trade tensions and sustained lower crude oil futures prices could adversely affect our future outlook on activity and profitability. Oil prices averaged $65.78 per barrel in the third quarter of 2025, as compared to $64.57 per barrel in the second quarter of 2025, and closed at $58.34 per barrel on October 20, 2025. Natural gas prices (based on the Henry Hub Spot Market Price) averaged $3.03 per MMBtu in the third quarter of 2025 as compared to an average of $3.19 per MMBtu in the second quarter of 2025, and closed at $2.99 per MMBtu on October 20, 2025.

Our average active rig count in the United States for the third quarter of 2025 was 95 rigs. This was a decrease from our average active rig count for the second quarter of 2025 of 104. Term contracts help support our operating rig count. We maintain a backlog of commitments for contract drilling services under term contracts, which we define as contracts with a duration of six months or more. Our contract drilling backlog in the United States as of September 30, 2025 was approximately $256 million. Approximately 9% of our total contract drilling backlog in the United States at September 30, 2025 is reasonably expected to remain at September 30, 2026. See Note 2 of Notes to unaudited condensed consolidated financial statements for additional information on backlog.

In our Drilling Services segment for the fourth quarter of 2025, we expect our average rig count will be similar to the third quarter, which reflects activity remaining relatively steady, compared to our current rig count, through the end of 2025. We expect adjusted gross profit within the Drilling Services segment to slightly decline, sequentially.

In our Completion Services segment for the fourth quarter of 2025, we expect adjusted gross profit to decline, sequentially. From an activity perspective, we expect less seasonality compared to the fourth quarter of 2024.

In our Drilling Products segment for the fourth quarter of 2025, we expect adjusted gross profit will improve slightly, sequentially. We expect relatively steady results in the United States and Canada, with higher revenue and adjusted gross profit from our International business.
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
For the three months ended September 30, 2025 and June 30, 2025 and for the nine months ended September 30, 2025 and September 30, 2024 our operating revenues consisted of the following (dollars in thousands):

	Three Months Ended				Nine Months Ended
	September 30,		June 30,		September 30,		September 30,
	2025		2025		2025		2024
Drilling Services	$380,200	32.3%	$403,805	33.1%	$1,196,865	32.6%	$1,319,425	31.3%
Completion Services	705,275	60.0%	719,332	59.0%	2,190,687	59.6%	2,581,937	61.2%
Drilling Products	85,880	7.3%	88,390	7.2%	259,933	7.1%	265,129	6.3%
Other	4,599	0.4%	7,793	0.7%	28,326	0.7%	49,285	1.2%
	$1,175,954	100.0%	$1,219,320	100.0%	$3,675,811	100.0%	$4,215,776	100.0%
Results of Operations
The following tables summarize results of operations by business segment for the three months ended September 30, 2025 and June 30, 2025:

	Three Months Ended
	September 30,	June 30,
Drilling Services	2025	2025	% Change

	(dollars in thousands)
Revenues	$380,200	$403,805	(5.8)%
Direct operating costs	246,407	254,772	(3.3)%
Adjusted gross profit (1)	133,793	149,033	(10.2)%
Selling, general and administrative	3,969	4,152	(4.4)%
Depreciation, amortization and impairment	84,100	112,647	(25.3)%
Other operating expense (income), net	8,600	(8,368)	NA
Operating income (loss)	$37,124	$40,602	(8.6)%
Capital expenditures	$46,691	$55,174	(15.4)%

Operating days – U.S. (2)	8,737	9,465	(7.7)%
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
Depreciation, amortization and impairment expense decreased primarily due to a $27.8 million impairment charge to Latin American drilling equipment during the second quarter of 2025. See Note 5 of Notes to unaudited condensed consolidated financial statements for additional information.
Other operating expense (income), net included a gain from a favorable legal settlement, offset by a legal accrual taken during the third quarter of 2025, and included insurance proceeds received during the second quarter of 2025. Legal accrual is included in “Accrued liabilities” in our consolidated balance sheets.
Capital expenditures decreased primarily due to the timing of order placement as well as lower maintenance capital expenditures due to fewer operating days.

	Three Months Ended
	September 30,	June 30,
Completion Services	2025	2025	% Change

	(dollars in thousands)
Revenues	$705,275	$719,332	(2.0)%
Direct operating costs	594,118	619,083	(4.0)%
Adjusted gross profit (1)	111,157	100,249	10.9%
Selling, general and administrative	8,821	9,723	(9.3)%
Depreciation, amortization and impairment	117,058	119,774	(2.3)%
Other operating expense (income), net	13,000	—	NA
Operating income (loss)	$(27,722)	$(29,248)	(5.2)%
Capital expenditures	$81,301	$68,985	17.9%
(1)Adjusted gross profit is defined as revenues less direct operating costs (excluding depreciation, amortization and impairment expense). See Non-GAAP Financial Measures below for a reconciliation of GAAP gross profit to adjusted gross profit by segment.

Revenues declined modestly due to reduced sales of sand and chemical products.

Direct operating costs decreased, benefiting from improved efficiency, as well as cost reduction activities.
Other operating expense (income), net included a legal accrual taken during the third quarter of 2025, which is included in “Accrued liabilities” in our consolidated balance sheets.
Capital expenditures increased primarily due to the timing of order placement and spending on committed deliveries.

	Three Months Ended
	September 30,	June 30,
Drilling Products	2025	2025	% Change

	(dollars in thousands)
Revenues	$85,880	$88,390	(2.8)%
Direct operating costs	50,265	49,335	1.9%
Adjusted gross profit (1)	35,615	39,055	(8.8)%
Selling, general and administrative	8,486	8,651	(1.9)%
Depreciation, amortization and impairment	21,326	23,584	(9.6)%
Operating income (loss)	$5,803	$6,820	(14.9)%
Capital expenditures	$13,331	$15,252	(12.6)%
(1)Adjusted gross profit is defined as revenues less direct operating costs (excluding depreciation, amortization and impairment expense). See Non-GAAP Financial Measures below for a reconciliation of GAAP gross profit to adjusted gross profit by segment.
Revenue declined primarily due to lower activity in Saudi Arabia.
Direct operating costs increased due to higher than normal bit repair expense during the third quarter of 2025.
Direct operating costs and depreciation, amortization and impairment expense were approximately $0.8 million and $1.6 million higher than they would have otherwise been for the three months ended September 30, 2025, respectively, as a result of the step up to fair value of our drill bits in accordance with purchase accounting. For the three months ended June 30, 2025, direct operating costs and depreciation, amortization and impairment expense were approximately $0.5 million and $1.6 million higher than they would have otherwise been, respectively, as a result of the step up to fair value of our drill bits.
Capital expenditures decreased primarily due to the timing of order placement and spending on committed deliveries.

	Three Months Ended
	September 30,	June 30,
Other (1)	2025	2025	% Change

	(dollars in thousands)
Revenues	$4,599	$7,793	(41.0)%
Direct operating costs	3,043	6,173	(50.7)%
Adjusted gross profit (2)	1,556	1,620	(4.0)%
Selling, general and administrative	(177)	82	NA
Depreciation, depletion, amortization and impairment	923	3,538	(73.9)%
Operating income (loss)	$810	$(2,000)	NA
Capital expenditures	$2,145	$1,802	19.0%
(1)Other includes our oilfield rentals business, prior to its divestiture in April 2025, and oil and natural gas working interests.
(2)Adjusted gross profit is defined as revenues less direct operating costs (excluding depreciation, depletion, amortization and impairment expense). See Non-GAAP Financial Measures below for a reconciliation of GAAP gross profit to adjusted gross profit by segment.
The changes for the three months ended September 30, 2025 as compared to the three months ended June 30, 2025 can be primarily attributed to the divestiture of our oilfield rentals business during the second quarter of 2025. In order to provide a more meaningful basis for comparison, the discussion below is focused on changes between comparable periods excluding the effects of the divestiture.
Revenues and direct operating costs, excluding the effects of our oilfield rentals business divestiture, were relatively flat between sequential quarters.
Depreciation, depletion, amortization and impairment expense, excluding the effects of our oilfield rentals business divestiture, decreased due to a $1.9 million impairment that was recorded in the second quarter of 2025, while no impairment was recorded in the third quarter of 2025.

	Three Months Ended
	September 30,	June 30,
Corporate	2025	2025	% Change

	(dollars in thousands)
Selling, general and administrative	$40,877	$41,500	(1.5)%
Merger and integration expense	$90	$488	(81.6)%
Depreciation	$2,191	$2,315	(5.4)%
Other operating expense (income), net	$911	$1,357	(32.9)%
Interest income	$1,480	$1,272	16.4%
Interest expense, net of amount capitalized	$(17,488)	$(17,645)	(0.9)%
Other income (expense)	$1,020	$(1,644)	NA
Capital expenditures	$1,011	$2,993	(66.2)%
Corporate expenses were relatively flat between sequential quarters.

Results of Operations
The following tables summarize results of operations by business segment for the nine months ended September 30, 2025 and September 30, 2024:

	Nine Months Ended
	September 30,	September 30,
Drilling Services	2025	2024	% Change

	(dollars in thousands)
Revenues	$1,196,865	$1,319,425	(9.3)%
Direct operating costs	748,808	784,111	(4.5)%
Adjusted gross profit (1)	448,057	535,314	(16.3)%
Selling, general and administrative	12,066	11,761	2.6%
Depreciation, amortization and impairment	281,719	392,224	(28.2)%
Other operating expense (income), net	232	—	NA
Operating income (loss)	$154,040	$131,329	17.3%
Capital expenditures	$175,323	$210,346	(16.7)%

Operating days – U.S. (2)	27,775	31,282	(11.2)%
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
The decrease in operating days for our U.S. contract drilling business reflects the industry-wide activity declines during the first nine months of 2025.
Depreciation, amortization and impairment decreased primarily due to a charge of $114 million related to the abandonment of 42 legacy, non-Tier-1 super-spec drilling rigs and related equipment in 2024. See Note 5 of Notes to unaudited condensed consolidated financial statements for additional information.
Capital expenditures decreased primarily due to the timing of order placement as well as lower maintenance capital expenditures due to fewer operating days.

	Nine Months Ended
	September 30,	September 30,
Completion Services	2025	2024	% Change

	(dollars in thousands)
Revenues	$2,190,687	$2,581,937	(15.2)%
Direct operating costs	1,870,882	2,102,643	(11.0)%
Adjusted gross profit (1)	319,805	479,294	(33.3)%
Selling, general and administrative	29,953	31,854	(6.0)%
Depreciation, amortization and impairment	352,658	428,303	(17.7)%
Impairment of goodwill	—	885,240	(100.0)%
Other operating expense (income), net	13,000	(17,792)	NA
Operating income (loss)	$(75,806)	$(848,311)	(91.1)%
Capital expenditures	$212,459	$258,860	(17.9)%
(1)Adjusted gross profit is defined as revenues less direct operating costs (excluding depreciation, amortization and impairment expense). See Non-GAAP Financial Measures below for a reconciliation of GAAP gross profit to adjusted gross profit by segment.

Completion services revenues and direct operating costs decreased primarily due to lower activity in our fracturing operations. Revenues and direct operating costs from our fracturing operations decreased by approximately $360 million and $223 million, or 17% and 13%, respectively.
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
Other operating expense (income), net included a legal accrual taken during the third quarter of 2025, whereas in 2024 was due to gain on legal settlements. Legal accrual is included in “Accrued liabilities” in our consolidated balance sheets.
We reduced capital expenditures in response to changing macroeconomic conditions between the periods.

	Nine Months Ended
	September 30,	September 30,
Drilling Products	2025	2024	% Change

	(dollars in thousands)
Revenues	$259,933	$265,129	(2.0)%
Direct operating costs	146,540	141,921	3.3%
Adjusted gross profit (1)	113,393	123,208	(8.0)%
Selling, general and administrative	26,256	25,651	2.4%
Depreciation, amortization and impairment	67,786	73,282	(7.5)%
Operating income (loss)	$19,351	$24,275	(20.3)%
Capital expenditures	$46,805	$45,853	2.1%
(1)Adjusted gross profit is defined as revenues less direct operating costs (excluding depreciation, amortization and impairment expense). See Non-GAAP Financial Measures below for a reconciliation of GAAP gross profit to adjusted gross profit by segment.
Revenue declined primarily due to lower activity in Saudi Arabia.
Direct operating costs increased due to higher than normal bit repair expense during the third quarter of 2025.
Direct operating costs and depreciation, amortization and impairment expense were approximately $1.9 million and $5.4 million higher than they would have otherwise been for the nine months ended September 30, 2025, respectively, as a result of the step up to fair value of our drill bits in accordance with purchase accounting. Direct operating costs and depreciation, amortization and impairment expense were approximately $4.8 million and $11.6 million higher than they would have otherwise been for the nine months ended September 30, 2024, respectively, as a result of the step up to fair value of our drill bits in accordance with purchase accounting.

	Nine Months Ended
	September 30,	September 30,
Other (1)	2025	2024	% Change

	(dollars in thousands)
Revenues	$28,326	$49,285	(42.5)%
Direct operating costs	18,380	31,535	(41.7)%
Adjusted gross profit (2)	9,946	17,750	(44.0)%
Selling, general and administrative	109	649	(83.2)%
Depreciation, depletion, amortization and impairment	10,797	19,253	(43.9)%
Operating income (loss)	$(960)	$(2,152)	(55.4)%
Capital expenditures	$7,543	$18,919	(60.1)%
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

The changes for the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024 can be primarily attributed to the divestiture of our oilfield rentals business during the second quarter of 2025. In order to provide a more meaningful basis for comparison, the discussion below is focused on changes between comparable periods excluding the effects of the divestiture.
Excluding the effects of our oilfield rentals business divestiture, the decrease in revenue and direct operating costs was driven by lower realized crude oil prices. Oil prices averaged $67.31 per barrel in the nine months ended September 30, 2025 as compared to $78.58 per barrel in the nine months ended September 30, 2024.
Depreciation, depletion, amortization and impairment expense, excluding the effects of our oilfield rentals business divestiture, was relatively flat between the periods.
Capital expenditures decreased due to our oilfield rentals business divestiture in the second quarter of 2025.

	Nine Months Ended
	September 30,	September 30,
Corporate	2025	2024	% Change

	(dollars in thousands)
Selling, general and administrative	$124,630	$125,343	(0.6%)
Merger and integration expense	$1,010	$29,577	(96.6)%
Depreciation	$6,362	$4,212	51.0%
Other operating expense (income), net	$5,218	$4,411	18.3%
Interest income	$4,216	$4,801	(12.2)%
Interest expense, net of amount capitalized	$(52,830)	$(54,238)	(2.6)%
Other income (expense)	$1,344	$358	275.4%
Capital expenditures	$8,386	$4,058	106.7%
Corporate activities were relatively flat between the periods.
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
Our effective income tax rate for the three months ended September 30, 2025 was 15.3%, compared with (2.5)% for the three months ended June 30, 2025. The difference in effective income tax rates between the periods was primarily attributable to the impact of permanent differences and book impairments against earnings between periods.
Our effective income tax rate for the nine months ended September 30, 2025 was 4.6%, compared with (0.8)% for the nine months ended September 30, 2024. The difference in effective income tax rates between the periods was primarily attributable to the impact of valuation allowances on deferred tax assets between periods, as well as the impact of permanent differences against earnings between periods.
We continue to monitor income tax developments in the United States and other countries where we have legal entities. On July 4, 2025, the One Big Beautiful Bill Act (the “OBBBA”) was signed into law in the United States. This legislation includes several changes to existing income tax provisions with certain changes effective during 2025 and other changes effective after 2025. We continue to evaluate the impact of the OBBBA on our consolidated financial statements.

Liquidity and Capital Resources
Our primary sources of liquidity are cash and cash equivalents, availability under our Credit Agreement and cash provided by operating activities. As of September 30, 2025, we had approximately $500 million in working capital, including $185 million of cash and cash equivalents, and approximately $495 million available under our Credit Agreement.
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
Loans under the Credit Agreement bear interest by reference, at our election, to the SOFR rate (plus a 0.10% per annum adjustment) or base rate, in each case subject to a 0% floor. The applicable margin on SOFR rate loans varies from 1.25% to 2.25% and the applicable margin on base rate loans varies from 0.25% to 1.25%, in each case determined based on our credit rating. As of September 30, 2025, the applicable margin on SOFR rate loans was 1.75% and the applicable margin on base rate loans was 0.75%. A letter of credit fee is payable by us equal to the applicable margin for SOFR rate loans times the daily amount available to be drawn under outstanding letters of credit. The commitment fee rate payable to the lenders varies from 0.15% to 0.35% based on our credit rating.
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
The Credit Agreement contains representations, warranties, affirmative and negative covenants and events of default and associated remedies that we believe are customary for agreements of this nature, including certain restrictions on our ability and the ability of each of our subsidiaries to grant liens and on the ability of each of our non-guarantor subsidiaries to incur debt. If our credit rating is below investment grade at both Moody’s and S&P, we will become subject to a restricted payment covenant, which would generally require us to have a Pro Forma Debt Service Coverage Ratio (as defined in the Credit Agreement) greater than or equal to 1.50 to 1.00 immediately before and immediately after making any restricted payment. Restricted payments include, among other things, dividend payments, repurchases of our common stock, distributions to holders of our common stock or any other payment or other distribution to third parties on account of our or our subsidiaries’ equity interests. Our credit rating is currently investment grade at both credit rating agencies. The Credit Agreement also requires that our total debt to capitalization ratio, expressed as a percentage, not exceed 50% as of the last day of each fiscal quarter. The Credit Agreement generally defines the total debt to capitalization ratio as the ratio of (a) total borrowed money indebtedness to (b) the sum of such indebtedness plus consolidated net worth, with consolidated net worth determined as of the end of the most recently ended fiscal quarter. We were in compliance with these covenants at September 30, 2025.
On March 16, 2015, we entered into a Reimbursement Agreement (as amended from time to time, the “Reimbursement Agreement”) with The Bank of Nova Scotia (“Scotiabank”), pursuant to which we may from time to time request that Scotiabank issue an unspecified amount of letters of credit. As of September 30, 2025, we had $36.3 million in letters of credit outstanding under the Reimbursement Agreement.
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
We had $43.1 million of outstanding letters of credit at September 30, 2025, which was comprised of $36.3 million outstanding under the Reimbursement Agreement, $4.8 million outstanding under the Credit Agreement, and $2.0 million outstanding with financial institutions providing for short-term borrowing capacity, overdraft protection and bonding requirements. We maintain these letters of credit primarily for the benefit of various insurance companies as collateral for retrospective premiums and retained losses which could become payable under terms of the underlying insurance contracts and compliance with contractual obligations. These letters of credit expire annually at various times during the year and are typically renewed. As of September 30, 2025, no amounts had been drawn under the letters of credit. As of September 30, 2025, we had $37.0 million in surety bond exposure issued as financial assurance on an insurance agreement.
Our outstanding long-term debt at September 30, 2025 was $1.2 billion and consisted of $483 million of our 2028 Notes, $345 million of our 2029 Notes and $400 million of our 2033 Notes. We were in compliance with all covenants under the associated agreements and indentures at September 30, 2025.
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
We anticipate $17.4 million of expenditures for the remainder of 2025 related to various contractual obligations such as certain commitments to purchase proppants and lease liabilities.
As of September 30, 2025, we had working capital of $500 million, including cash, cash equivalents and restricted cash of $187 million, compared to working capital of $453 million, including cash, cash equivalents and restricted cash of $241 million, at December 31, 2024.
During the nine months ended September 30, 2025, our sources of cash flow included:
•$564 million from operating activities, and
•$33.2 million in proceeds from the disposal of property and equipment, including insurance recoveries.
During the nine months ended September 30, 2025, our uses of cash flow included:
•$451 million to make capital expenditures for the betterment and refurbishment of drilling services and completion services equipment and, to a much lesser extent, equipment for our other businesses, to acquire and procure equipment to support our drilling services, completion services, drilling products, and other operations,
•$92.1 million to pay dividends on our common stock,
•$69.4 million for repurchases of our common stock,
•$10.5 million for an investment in an unconsolidated affiliate,
•$6.4 million to repay the Equipment Loans,

•$6.2 million for payments related to finance leases, and
•$13.4 million for other investing and financing activities.
We paid cash dividends during the nine months ended September 30, 2025 as follows:

	Per Share	Total
		(in thousands)
Paid on March 17, 2025	$0.08	$30,877
Paid on June 16, 2025	0.08	30,742
Paid on September 15, 2025	0.08	30,495
	$0.24	$92,114
On October 22, 2025, our Board of Directors approved a cash dividend on our common stock in the amount of $0.08 per share to be paid on December 15, 2025 to holders of record as of December 1, 2025. The amount and timing of all future dividend payments, if any, are subject to the discretion of the Board of Directors and will depend upon business conditions, results of operations, financial condition, terms of our debt agreements and other factors. Our Board of Directors may, without advance notice, reduce or suspend our dividend for any reason, including to improve our financial flexibility and position our company for long-term success. There can be no assurance that we will pay a dividend in the future.
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
In September 2013, our Board of Directors approved a stock buyback program. In February 2024, our Board of Directors approved an increase of the authorization under the stock buyback program to allow for an aggregate of $1.0 billion of future share repurchases. All purchases executed to date have been through open market transactions. Purchases under the buyback program are made at management’s discretion, at prevailing prices, subject to market conditions and other factors. Purchases may be made at any time without prior notice. There is no expiration date associated with the buyback program. As of September 30, 2025, we had remaining authorization to purchase approximately $694 million of our outstanding common stock under the stock buyback program. Shares of stock purchased under the buyback program are held as treasury shares.
Treasury stock acquisitions during the nine months ended September 30, 2025 were as follows (dollars in thousands):

	Shares	Cost
Treasury shares at beginning of period	133,440,028	$1,951,067
Purchases pursuant to stock buyback program	10,278,723	65,274
Acquisitions pursuant to long-term incentive plans (1)	680,817	4,700
Treasury shares at end of period	144,399,568	$2,021,041
(1)We withheld 680,817 shares during the nine months ended September 30, 2025 with respect to employees’ tax withholding obligations upon the vesting of restricted stock units. These shares were acquired at fair market value. These acquisitions were made pursuant to the terms of the Patterson-UTI Energy, Inc. 2021 Long-Term Incentive Plan, as amended and the NexTier Oilfield Solutions Inc. Equity and Incentive Award Plan, and not pursuant to the stock buyback program.
Commitments — As of September 30, 2025, we had commitments to purchase major equipment totaling approximately $72.5 million. Our completion services segment has entered into agreements to purchase minimum quantities of proppants from certain vendors. As of September 30, 2025, the remaining minimum obligation under these agreements was approximately $20.6 million, of which approximately $2.7 million, $13.1 million, and $4.8 million relate to the remainder of 2025, 2026, and 2027, respectively.
See Note 9 of Notes to unaudited condensed consolidated financial statements for additional information on our current commitments and contingencies as of September 30, 2025.
Operating lease liabilities totaled $46.4 million and finance lease liabilities totaled $21.3 million as of September 30, 2025.

Trading and Investing — We have not engaged in trading activities that include high-risk securities, such as derivatives and non-exchange traded contracts. We invest cash primarily in highly liquid, short-term investments such as overnight deposits and money market accounts.
Non-GAAP Financial Measures
Adjusted EBITDA
Adjusted earnings before interest, taxes, depreciation and amortization (“Adjusted EBITDA”) is not defined by accounting principles generally accepted in the United States of America (“GAAP”). We define Adjusted EBITDA as net income (loss) plus income tax expense (benefit), net interest expense, depreciation, depletion, amortization and impairment expense, legal accruals and settlements, impairment of goodwill, and merger and integration expense. We present Adjusted EBITDA as a supplemental disclosure because we believe it provides to both management and investors additional information with respect to the performance of our fundamental business activities and a comparison of the results of our operations from period to period and against our peers without regard to our financing methods or capital structure. We exclude the items listed above from net income (loss) in arriving at Adjusted EBITDA because these amounts can vary substantially from company to company within our industry depending upon accounting methods and book values of assets, capital structures and the method by which the assets were acquired. Adjusted EBITDA should not be construed as an alternative to the GAAP measure of net income (loss). Our computations of Adjusted EBITDA may not be the same as similarly titled measures of other companies. Set forth below is a reconciliation of the non-GAAP financial measure of Adjusted EBITDA to the GAAP financial measure of net income (loss).

	Three Months Ended		Nine Months Ended
	September 30,	June 30,	September 30,
	2025	2025	2025	2024

	(in thousands)
Net income (loss)	$(36,450)	$(48,697)	$(83,857)	$(915,007)
Income tax expense (benefit)	(6,592)	1,194	(4,008)	7,526
Net interest expense	16,008	16,373	48,614	49,437
Depreciation, depletion, amortization and impairment	225,598	261,858	719,322	917,274
Legal accruals and settlements	20,000	(4,585)	15,415	(17,792)
Impairment of goodwill	—	—	—	885,240
Merger and integration expense	90	488	1,010	29,577
Adjusted EBITDA	$218,654	$226,631	$696,496	$956,255

Adjusted Gross Profit
We define “Adjusted gross profit” as revenues less direct operating costs (excluding depreciation, depletion, amortization and impairment expense, which does not include impairment of goodwill). Adjusted gross profit is included as a supplemental disclosure because it is a useful indicator of our operating performance.

	Drilling Services	Completion Services	Drilling Products	Other
	(in thousands)
For the three months ended September 30, 2025
Revenues	$380,200	$705,275	$85,880	$4,599
Less direct operating costs	(246,407)	(594,118)	(50,265)	(3,043)
Less depreciation, depletion, amortization and impairment	(84,100)	(117,058)	(21,326)	(923)
GAAP gross profit (loss)	49,693	(5,901)	14,289	633
Depreciation, depletion, amortization and impairment	84,100	117,058	21,326	923
Adjusted gross profit	$133,793	$111,157	$35,615	$1,556

For the three months ended June 30, 2025
Revenues	$403,805	$719,332	$88,390	$7,793
Less direct operating costs	(254,772)	(619,083)	(49,335)	(6,173)
Less depreciation, depletion, amortization and impairment	(112,647)	(119,774)	(23,584)	(3,538)
GAAP gross profit (loss)	36,386	(19,525)	15,471	(1,918)
Depreciation, depletion, amortization and impairment	112,647	119,774	23,584	3,538
Adjusted gross profit	$149,033	$100,249	$39,055	$1,620

For the nine months ended September 30, 2025
Revenues	$1,196,865	$2,190,687	$259,933	$28,326
Less direct operating costs	(748,808)	(1,870,882)	(146,540)	(18,380)
Less depreciation, depletion, amortization and impairment	(281,719)	(352,658)	(67,786)	(10,797)
GAAP gross profit (loss)	166,338	(32,853)	45,607	(851)
Depreciation, depletion, amortization and impairment	281,719	352,658	67,786	10,797
Adjusted gross profit	$448,057	$319,805	$113,393	$9,946

For the nine months ended September 30, 2024
Revenues	$1,319,425	$2,581,937	$265,129	$49,285
Less direct operating costs	(784,111)	(2,102,643)	(141,921)	(31,535)
Less depreciation, depletion, amortization and impairment	(392,224)	(428,303)	(73,282)	(19,253)
GAAP gross profit (loss)	143,090	50,991	49,926	(1,503)
Depreciation, depletion, amortization and impairment	392,224	428,303	73,282	19,253
Adjusted gross profit	$535,314	$479,294	$123,208	$17,750
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
During the second quarter of 2025, negative market indicators such as lower industry-wide drilling rig and pressure pumping fleet count forecasts, increased volatility and margin compression for certain of our asset groups led to our reduced outlook for activity. The reduction in activity forecasts combined with the recent decline in the market price of our common stock were considered a triggering event indicating certain of our long-lived tangible and intangible assets may be impaired. We deemed it necessary to perform recoverability tests on our hydraulic fracturing asset group within our completion services reporting unit and our Latin American contract drilling asset group during the second quarter of 2025. We estimated future cash flows over the expected remaining life of the primary asset for each asset group.
On an undiscounted basis, the expected cash flows exceeded the carrying value of our hydraulic fracturing asset group within our completion services reporting unit, indicating that no impairment was required during the second quarter of 2025.
The recoverability test for our Latin American contract drilling asset group during the second quarter of 2025 indicated that estimated undiscounted cash flows did not exceed its carrying value. Accordingly, we performed an impairment test and estimated the fair value of the asset group using the income approach. Under this approach, we used a discounted cash flow model, which utilized present values of cash flows to estimate fair value. Forecasted cash flows reflected known market conditions in the second quarter of 2025 and management’s anticipated business outlook for the asset group. Future cash flows were projected based on estimates of revenue, gross profit, selling, general and administrative expense, changes in working capital, and capital expenditures. Future cash flows were then discounted using a market-participant, risk-adjusted weighted average cost of capital. Based on the results of the analysis performed, we recorded a $27.8 million impairment charge to Latin American drilling equipment during the second quarter of 2025 in our drilling services segment.
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
During the third quarter of 2025, we evaluated whether events or changes in circumstances indicated that the fair value of our goodwill may be less than its carrying amount. As part of this qualitative assessment, we considered the results of our most recent quantitative analysis performed in the second quarter of 2025, along with other factors such as macroeconomic conditions, market trends, and indicators of potential changes in the fair value of our reporting units. Based on this assessment, we concluded that it was more likely than not that the fair value of our goodwill exceeded its carrying amount. Therefore, no impairment was indicated, and a Step 1 quantitative goodwill impairment test was not required.
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
The forecast for the cementing services reporting unit assumed lower activity in 2026 compared to estimated average activity levels for full year 2025 and moderate growth estimates thereafter. Those estimates were based on future drilling rig count forecasts during the second quarter of 2025 and estimated market share. Based on the results of the goodwill impairment test, the fair value of the cementing services reporting unit exceeded its carrying value with a substantial cushion. Accordingly, no impairment was recorded in the second quarter of 2025.
The forecast for the drilling products reporting unit assumed lower activity during 2025 relative to 2024, with growth estimates thereafter. The increases in estimated activity assumed growth in both domestic and international markets. Those growth estimates were based on drilling rig count forecasts and estimated market share. Geopolitical instability in regions in which we expect to maintain and grow market share, an unfavorable legal proceeding outcome, a global decrease in the demand of drilling products or other unforeseen macroeconomic considerations could negatively impact the key assumptions used in our goodwill assessment for our drilling products reporting unit. Based on the results of the goodwill impairment test, the fair value of the drilling products reporting unit exceeded its carrying value by approximately 8%. Accordingly, no impairment was recorded in the second quarter of 2025.
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
Volatility of Oil and Natural Gas Prices and its Impact on Operations and Financial Condition
Our revenues, profitability and cash flows are highly dependent upon prevailing prices for oil and natural gas and expectations about future prices, and upon our customers’ ability to access, and willingness to deploy, capital to fund their operating and capital expenditures. Commodity prices have historically been volatile, but were relatively range-bound from the end of 2022 through the first quarter of 2025. The current demand for equipment and services remains impacted by macro conditions, including commodity prices, geopolitical environment, changes to international tariffs and trade policies, inflationary pressures, economic conditions in the United States and elsewhere, as well as customer consolidation and focus by exploration and production companies and service companies on capital returns. During the second quarter of 2025, global economic conditions deteriorated, in part, because of enacted and proposed trade policies and tariffs by the United States and other governments, as well as uncertainty regarding potential future changes to global trade policies and tariffs. Additionally, during the second quarter of 2025, OPEC+ countries began phasing out voluntary crude oil production cuts, leading to an increase in global supply. These developments, combined with rising geopolitical tensions— particularly in the Middle East— heightened uncertainty in global energy markets, which contributed to a decline in our share price, lowered average crude oil futures prices and increased uncertainty regarding the future economic environment in which we operate. During the third quarter of 2025, global economic conditions and the global energy market remained uncertain, with ongoing effects from trade policy uncertainty, the phase-out of voluntary crude oil production cuts by OPEC+ countries, and downward pressure on crude oil futures prices. While the full effects are yet to be determined, prolonged trade tensions and sustained lower crude oil futures prices could adversely affect our future outlook on activity and profitability. Oil prices averaged $65.78 per barrel in the third quarter of 2025, as compared to $64.57 per barrel in the second quarter of 2025, and closed at $58.34 per barrel on October 20, 2025. Natural gas prices (based on the Henry Hub Spot Market Price) averaged $3.03 per MMBtu in the third quarter of 2025 as compared to an average of $3.19 per MMBtu in the second quarter of 2025, and closed at $2.99 per MMBtu on October 20, 2025.
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
As of September 30, 2025, we would have had exposure to interest rate market risk associated with any outstanding borrowings and letters of credit that we had under the Credit Agreement and amounts owed under the Reimbursement Agreement.
Loans under the Credit Agreement bear interest by reference, at our election, to the SOFR rate (plus a 0.10% per annum adjustment) or base rate, in each case subject to a 0% floor. The applicable margin on SOFR rate loans varies from 1.25% to 2.25% and the applicable margin on base rate loans varies from 0.25% to 1.25%, in each case determined based on our credit rating. As of September 30, 2025, the applicable margin on SOFR rate loans was 1.75% and the applicable margin on base rate loans was 0.75% A letter of credit fee is payable by us equal to the applicable margin for SOFR rate loans times the daily amount available to be drawn under outstanding letters of credit. The commitment fee rate payable to the lenders varies from 0.15% to 0.35% based on our credit rating. As of September 30, 2025, we had $4.8 million in letters of credit outstanding under the Credit Agreement and, as a result, had available borrowing capacity of approximately $495 million at that date.
Under the terms of the Reimbursement Agreement, we will reimburse Scotiabank on demand for any amounts that Scotiabank has disbursed under any of our letters of credit issued thereunder. We are obligated to pay Scotiabank interest on all amounts not paid by us on the date of demand or when otherwise due at the Prime rate plus 2.00% per annum.
Our functional currency is primarily the U.S. dollar. Approximately 98% of our revenue during the first nine months of 2025 was denominated in U.S. dollars. As such, we do not believe we are significantly exposed to foreign currency exchange rate risk. However, a portion of our revenues in foreign countries are denominated in U.S. dollars, and therefore, changes in foreign currency exchange rates impact our earnings to the extent that costs associated with those U.S. dollar revenues are denominated in the local currency. Similarly, a portion of our revenues are denominated in foreign currencies, but have associated U.S. dollar costs, which also give rise to foreign currency exchange rate exposure.
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
Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10‑Q. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of September 30, 2025.
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
On October 7, 2025, the Court granted-in-part Ulterra’s Motion for Summary Judgment in a sealed order, finding that the license agreement is unenforceable to the extent it requires royalties to be paid based on expired U.S. patents. On October 8, 2025, the Court held a status conference, and the trial date was vacated. The Court unsealed its October 7, 2025 order on October 23, 2025. NOV has acknowledged that the Court’s ruling means it cannot collect any of the royalties it had alleged were owed, and we expect NOV will appeal the Court’s ruling after a final judgment is issued.
Additionally, we are party to various other legal proceedings arising in the normal course of our business. We do not believe that the outcome of these proceedings, either individually or in the aggregate, will have a material adverse effect on our financial condition, cash flows or results of operations.
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
The table below sets forth the information with respect to purchases of our common stock made by us during the quarter ended September 30, 2025.

Period Covered	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (in thousands) (2)
July 2025	4,110	$6.32	—	$727,501
August 2025	4,006,748	$5.63	4,000,000	$704,999
September 2025	2,000,000	$5.67	2,000,000	$693,661
Total	6,010,858		6,000,000
(1)We withheld 10,858 shares during the third quarter of 2025 with respect to employees’ tax withholding obligations upon the vesting of restricted stock units. These shares were acquired at fair market value. These acquisitions were made pursuant to the terms of the Patterson-UTI Energy, Inc. 2021 Long-Term Incentive Plan, as amended and the NexTier Oilfield Solutions Inc. Equity and Incentive Award Plan, and not pursuant to the stock buyback program.
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

ITEM 5. Other Information
(c)During the three months ended September 30, 2025, no director or officer of the Company adopted or terminated any trading arrangements for the sale of share of our common stock.

ITEM 6. Exhibits
The following exhibits are filed herewith or incorporated by reference, as indicated:

3.1
Restated Certificate of Incorporation of Patterson-UTI Energy, Inc., dated as of June 6, 2024 (filed June 6, 2024 as Exhibit 4.1 to our Registration Statement on Form S-8 and incorporated herein by reference).

3.2	Amended and Restated Bylaws of Patterson-UTI Energy, Inc., effective June 14, 2023 (filed June 15, 2023 as Exhibit 3.1 to our Current Report on Form 8-K and incorporated herein by reference).

10.1*	Promotion Letter Agreement, effective August 8, 2025, by and between Patterson-UTI Energy, Inc. and James. M. Holcomb.+

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2025, has been formatted in Inline XBRL.

*	filed herewith.
**	furnished herewith.
+	management contact or compensatory plan.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PATTERSON-UTI ENERGY, INC.

	By:	/s/ C. Andrew Smith
C. Andrew Smith
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)

Date: October 28, 2025