Form 10-K
period 2025-12-31
PATTERSON UTI ENERGY INC
filed 2026-02-10
CIK 889900

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2025, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $2.3 billion, calculated by reference to the closing price of $5.93 for the common stock on the Nasdaq Global Select Market on that date.
As of February 4, 2026, the registrant had outstanding 379,575,200 shares of common stock, $0.01 par value, its only class of common stock.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for the 2026 Annual Meeting of Stockholders are incorporated by reference into Part III of this report.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K (this “Report”) and other public filings, press releases and presentations by us contain “forward-looking statements” within the meaning of the Securities Act of 1933, as amended (the “Securities Act”), the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995, as amended. As used in this Report, “we,” “us,” “our,” “ours” and like terms refer collectively to Patterson-UTI Energy, Inc. and its consolidated subsidiaries. Patterson-UTI Energy, Inc. conducts its operations through its wholly-owned subsidiaries and has no employees or independent business operations. These forward-looking statements involve risk and uncertainty. These forward-looking statements include, without limitation, statements relating to: outlook; liquidity; revenue, cost and margin expectations and backlog; financing of operations; oil and natural gas prices; rig counts and frac spreads; source and sufficiency of funds required for building new equipment, upgrading existing equipment and acquisitions (if opportunities arise); demand and pricing for our services; competition; equipment availability; government regulation; legal proceedings; debt service obligations; impact of inflation and economic downturns; capital expenditures; and other matters. Our forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts and often use words such as “anticipate,” “believe,” “budgeted,” “continue,” “could,” “estimate,” “expect,” “goal,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “pursue,” “see,” “should,” “strategy,” “target,” or “will,” or the negative thereof and other words and expressions of similar meaning. The forward-looking statements are based on certain assumptions and analyses we make in light of our experience and our perception of historical trends, current conditions, expected future developments and other factors we believe are appropriate in the circumstances.
Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to have been correct. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from actual future results expressed or implied by the forward-looking statements. These risks and uncertainties also include those set forth under “Risk Factors” contained in Item 1A of this Report and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this Report and other sections of our filings with the United States Securities and Exchange Commission (the “SEC”) under the Exchange Act and the Securities Act, as well as, among others, risks and uncertainties relating to:
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
Drilling Services
Our contract drilling business operates in the continental United States and internationally in Colombia and Ecuador and, from time to time, we pursue contract drilling opportunities in other select markets. We also provide a comprehensive suite of directional drilling services in most major producing onshore oil and natural gas basins in the United States, and we provide services that improve the statistical accuracy of wellbore placement for directional and horizontal wells. We also provide electrical controls and automation to the energy, marine and mining industries, in North America and other select markets.
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
Drilling Products
We serve the energy and mining markets by manufacturing and distributing drill bits and downhole tools throughout North America and internationally in over 30 countries. Our drilling equipment is used in oil and natural gas exploration and production and in geothermal and mining operations. We have manufacturing and repair facilities located in Fort Worth, Texas, Leduc, Alberta and Saudi Arabia and repair facilities located in Argentina, Colombia and Oman.
Other

Other consists of our oilfield rentals business, prior to its divestiture in April 2025, along with the results of our non-operating ownership interest in oil and natural gas assets located in Texas and New Mexico.

Recent Developments
Recent Developments in Market Conditions — Quarterly average oil prices and our quarterly average number of rigs operating in the United States for 2023, 2024 and 2025 are as follows:

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
2023
Average oil price per Bbl (1)	$75.93	$73.54	$82.25	$78.53
Average rigs operating per day – U.S. (2)	131	128	120	118
2024
Average oil price per Bbl (1)	$77.50	$81.81	$76.43	$70.73
Average rigs operating per day – U.S. (2)	121	114	107	105
2025
Average oil price per Bbl (1)	$71.78	$64.57	$65.78	$59.62
Average rigs operating per day – U.S. (2)	106	104	95	93
(1)The average oil price represents the average monthly West Texas Intermediate (WTI) spot price as reported by the United States Energy Information Administration.
(2)A rig is considered to be operating if it is earning revenue pursuant to a contract on a given day.
Our revenues, profitability and cash flows are highly dependent upon prevailing prices for oil and natural gas, expectations about future prices, and our customers’ ability to access, and willingness to deploy, capital to fund their operating and capital expenditures. Commodity prices have historically been volatile, but were relatively range-bound from the end of 2022 through the first quarter of 2025. The current demand for equipment and services remains impacted by macro conditions, including commodity prices, geopolitical environment, changes to international tariffs and trade policies, inflationary pressures, economic conditions in the United States and elsewhere, as well as customer consolidation and focus by exploration and production companies and service companies on capital returns. During the second quarter of 2025, global economic conditions deteriorated, in part, because of enacted and proposed trade policies and tariffs by the United States and other governments, as well as uncertainty regarding potential future changes to global trade policies and tariffs. Additionally, during the second quarter of 2025, OPEC+ countries began phasing out voluntary crude oil production cuts, leading to an increase in global supply. These developments, combined with rising geopolitical tensions- particularly in the Middle East- heightened uncertainty in global energy markets, which contributed to a decline in our share price, lowered average crude oil futures prices and increased uncertainty regarding the future economic environment in which we operate. During the second half of 2025, global economic conditions and the global energy market remained uncertain, with ongoing effects from trade policy uncertainty, the phase-out of voluntary crude oil production cuts by OPEC+ countries, and downward pressure on crude oil futures prices. While the full effects are yet to be determined, prolonged trade tensions and sustained lower crude oil futures prices could adversely affect our future outlook on activity and profitability. Oil prices averaged $59.62 per barrel in the fourth quarter of 2025 and closed at $61.60 per barrel on February 2, 2026. Natural gas prices (based on the Henry Hub Spot Market Price) averaged $3.73 per MMBtu in the fourth quarter of 2025 and closed at $4.40 per MMBtu on February 2, 2026.
In our drilling services segment, our average active rig count in the United States for the fourth quarter of 2025 was 93 rigs. This was a decrease from our average active rig count for the third quarter of 2025 of 95 rigs. Our active rig count in the United States at December 31, 2025 of 93 rigs was less than the rig count of 105 rigs at December 31, 2024, reflecting the industry-wide activity declines due, in part, to expectations regarding future crude oil prices, increased drilling efficiencies and market consolidation. We expect our rig count in the United States will be in the low-to-mid 90s in the first quarter of 2026. Term contracts help support our operating rig count. Based on contracts in place in the United States as of February 4, 2026, we expect an average of 49 rigs operating under term contracts during the first quarter of 2026 and an average of 27 rigs operating under term contracts during 2026.
In our completion services segment, activity and pricing for the fourth quarter of 2025 were steady compared to the previous quarter. We expect activity to decline slightly in the first quarter due to impacts from first quarter winter weather.
In our drilling products segment, U.S. and Canadian activity remains strong. International revenue was down slightly in the fourth quarter of 2025 compared to the third quarter of 2025 due to lower-than-expected sales in the Middle East, although we delivered revenue growth in several key markets, including Latin America and Asia-Pacific. We expect slightly lower U.S. revenue in the first quarter in this segment due to lower activity, which we expect will be offset by an increase in activity and revenue from our International business.

Our 2026 capital expenditure forecast is expected to be approximately $500 million on a gross basis and less than $500 million, net of asset sales.
Industry Segments
Our revenues, operating income and loss and identifiable assets are primarily attributable to three industry segments:
•drilling services,
•completion services, and
•drilling products.
Drilling Services Operations
General — We provide our contract drilling services to oil and natural gas operators in the United States, Colombia and Ecuador. As of December 31, 2025, we had 152 marketed land-based drilling rigs based in the following regions:

Region	Number of Rigs
West Texas	70
Appalachia	21
Oklahoma	15
Rockies	18
South Texas	11
East Texas (1)	9
Colombia	7
Ecuador	1
Total	152
(1)In January 2026, we signed a multi-year agreement to lease two rigs to DLS Archer Ltd. S.A. to support Archer’s operations in Argentina’s Vaca Muerta formation.
All of these drilling rigs are electric rigs. An electric rig converts the power from its diesel or natural gas engines into electricity to power the rig. The U.S. land rig industry has in recent years referred to certain high specification rigs as “super-spec” rigs, which we consider to be at least a 1,500 horsepower, AC-powered rig that has at least a 750,000-pound hookload, a 7,500-psi circulating system, and is pad-capable. Due to evolving customer preferences, we refer to certain premium rigs as “Tier-1, super-spec” rigs, which we consider as being a super-spec rig that also has a third mud pump and raised drawworks that allows for more clearance underneath the rig floor. As of December 31, 2025, we had 137 Tier-1, super-spec rigs marketed.
We also have a substantial inventory of drill pipe and drilling rig components, which may be used in the activation of additional drilling rigs or as upgrades or replacement parts for marketed rigs.
Drilling rigs are typically equipped with engines, drawworks, top drives, masts, pumps to circulate the drilling fluid, blowout preventers, drill pipe and other related equipment. Over time, components on a drilling rig are replaced or rebuilt. We invest significant funds each year as part of a program to modify, upgrade and maintain our drilling rigs. We have addressed our customers’ needs for drilling horizontal wells in shale and other unconventional resource plays by improving the capabilities of our drilling fleet. Over the years, we have made performance and safety improvements to our rig fleet. Our APEX® rigs are AC-powered electric rigs with high pressure mud systems, walking systems and increased hookload capacity. During fiscal years 2025, 2024 and 2023, we spent approximately $237 million, $265 million, and $335 million, respectively, on capital expenditures in our drilling services operations.
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
In recent years, we have increased our usage of performance-based contracts. Performance-based contracts are contracts pursuant to which we are compensated partly based upon our performance against a mutually agreed upon set of predetermined targets. These types of contracts typically have a lower base dayrate, but give us the opportunity to receive additional compensation by meeting or exceeding certain performance targets agreed to by our customers.
Contract Drilling Activity — Information regarding our contract drilling activity for the last three years follows:

	Year Ended December 31,
	2025	2024	2023
Average rigs operating per day – U.S. (1)	100	112	124
Number of wells drilled during the year – U.S.	2,090	2,376	2,530
Number of operating days – U.S.	36,371	40,899	45,270
(1)A rig is considered to be operating if it is earning revenue pursuant to a contract on a given day.
Rig Fleet Evaluation — On a periodic basis, we evaluate our fleet of drilling rigs for marketability based on the condition of inactive rigs, expenditures that would be necessary to bring inactive rigs to working condition and the expected demand for drilling services by rig type. The components comprising rigs that will no longer be marketed are evaluated, and those components with continuing utility to our other marketed rigs are transferred to other rigs or to our yards to be used as spare equipment. The remaining components of these rigs are retired. During the third quarter of 2024, we identified 42 legacy, non-Tier-1 super-spec drilling rigs and related equipment to be abandoned. Based on the strong customer preference across the industry for Tier-1 super-spec drilling rigs, in addition to efficiency gains and technology advancements that have reduced the total number of rigs needed for the U.S. drilling market, we believe the 42 rigs that were abandoned had limited commercial opportunity. Accordingly, we recorded a charge of $114 million related to this abandonment during the third quarter of 2024. No similar charges were incurred in 2023 or 2025.
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
Directional Drilling — We generally utilize our own proprietary downhole motors and equipment to provide a comprehensive suite of directional drilling services, including directional drilling, measurement-while-drilling (“MWD”) and supply and rental of downhole performance motors, such as our Mpact® drilling motors, and MWD equipment, such as our Mpower™ MWD systems. We also own rotary steerable systems, which we provide to customers. Our customers primarily consist of oil and natural gas operators in the United States.
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
Other Drilling Services — We provide electrical controls and automation to the energy, marine and mining industries in North America and other select markets.
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
Completion Support Services — Our Power Solutions business is an integrated natural gas treatment and delivery solution, which focuses on gas sourcing, compression, transport, decompression, treatment and related services for oilfield service operations. We believe this integration solution assists our customers by reducing emissions at the wellsite and throughout their operations. We also own sand hauling, wellsite storage, and last mile logistics assets, which are used to provide services relating to the delivery and storage of proppant at the wellsite.
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
Drilling Products Operations
Our Ulterra business has manufacturing and distribution sites of drilling equipment in North America and internationally, which are geographically positioned to serve the energy and mining markets in over 30 countries. Ulterra’s drilling equipment is used in oil and natural gas exploration and production and in geothermal and mining operations. Ulterra has manufacturing and repair facilities located in Fort Worth, Texas, Leduc, Alberta and Saudi Arabia and repair facilities located in Argentina, Colombia and Oman.
Ulterra’s primary business is the design, manufacture, sale and rental of matrix and steel-bodied polycrystalline diamond compact (“PDC”) drill bits and other downhole tools. PDC drill bits and drilling tools are typically rented, except in select international markets where they are sold. Used bits and tools may be repaired and refurbished for the subsequent customer. Ulterra has an industry-leading position in the North American PDC drill bit market.
We periodically evaluate our drill bits for marketability based on the condition of inactive equipment, expenditures that would be necessary to bring the equipment to working condition and the expected demand for such equipment. The components of equipment that will no longer be marketed are evaluated, and those components with continuing utility will be used as parts to support active equipment. The remaining components of this equipment are retired. We had no impairment related to the marketability of our equipment during 2025.
Integrated Service Offerings
In recent years, we have worked to increase customer usage of our integrated services offerings, which combine one or more of our portfolio of drilling services, drilling products, and completion services into coordinated solutions designed to improve operational alignment, efficiency, and overall performance for customers.
Other Operations
Our oilfield rentals business, prior to its divestiture in April 2025, had a fleet of premium rental tools and equipment and provided specialized services for land-based oil and natural gas drilling, completion and workover activities in many of the major producing oil and natural gas basins in the United States. In addition, we own and invest, as a non-operating working interest owner, in oil and natural gas assets that are primarily located in Texas and New Mexico.
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

Customers
Our customer base includes major, independent and other oil and natural gas operators. With respect to our consolidated operating revenues in 2025, we received approximately 57% from our ten largest customers and approximately 39% from our five largest customers. During 2025, one customer accounted for approximately $597 million, or approximately 12%, of our consolidated operating revenues. The loss of, or reduction in business from, one or more of our larger customers could have a material adverse effect on our business, financial condition, cash flows and results of operations.
Backlog
We maintain a backlog of commitments for contract drilling services under term contracts, which we define as contracts with a duration of six months or more. Our contract drilling backlog in the United States as of December 31, 2025 and 2024 was approximately $291 million and $426 million, respectively. Approximately 9% of our contract drilling backlog in the United States at December 31, 2025 is reasonably expected to remain after 2026. See Note 3 of Notes to consolidated financial statements in Item 8 of this Report and “Item 1A. Risk Factors – Our backlog of contract drilling revenue has declined in recent years and may not ultimately be realized, as fixed-term contracts may in certain instances be terminated without an early termination payment.” for information pertaining to backlog.
Competition
The businesses in which we operate are highly competitive. Historically, available equipment used in our drilling services and completion services businesses has frequently exceeded demand, particularly in an industry downturn. The price for our services is a key competitive factor, in part because equipment used in these businesses can be moved from one area to another in response to market conditions. In addition to price, we believe availability, condition and technical specifications of equipment (including fuel efficiency and emission reduction capabilities), quality of personnel, service quality and safety record are key factors in determining which contractor is awarded a job. We expect that the market for our services will continue to be highly competitive.
Human Capital and Sustainability
We strive to be a leader in our industry with regard to sustainability-related issues, and we remain committed to managing these issues for the long-term benefit of our employees, our communities and our business. We aim to minimize our environmental impact in the communities in which we work and live, while providing services for our customers in a safe and responsible manner. We invest extensively in the safety, health and well-being of our people, who, through the diversity of their backgrounds, experiences and talents, are our greatest strength. Importantly, we maintain a rigorous focus on ethics and integrity at every level of our operations, values which are embedded in our culture and a practice on which all of our success depends.
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
Some of our key human capital areas of focus include:
Employees – We had approximately 7,900 full-time employees as of January 31, 2026. The number of employees fluctuates depending on the current and expected demand for our services. We consider our employee relations to be satisfactory. None of our U.S. employees are represented by a union. Although some of our Colombian employees may be union members, we have not entered into any collective bargaining arrangements with the unions with which those employees are affiliated.
Training and Safety – Our training programs include opportunities for employees to advance in their professional careers through intensive, multi-day classroom training programs in numerous skills and competencies, as well as leadership training programs. These programs are geared to providing our employees with opportunities to advance throughout our company.
The safety of our employees and others is our highest priority, as our goal is to provide an incident-free work environment. We have robust safety training programs that are designed to comply with applicable laws and industry standards and to benefit our employees, communities and our business. All U.S. field-based employees receive safety training appropriate to their roles and associated risk exposures. Core safety competencies are established during initial onboarding and applicable training is intended to address hazard recognition and control, material handling, management of change, and safe systems of work including risk assessment, work authorization, energy isolation and stop work authority. Periodic reinforcement and additional education opportunities may also be provided based on applicability.
Diversity, Inclusion and Respect – We are committed to fostering a work environment where all people feel valued and respected. We embrace our diversity of people, thoughts and talents, and combine these strengths to pursue extraordinary results for our company, our employees and our stockholders. We are committed to recruiting, hiring and retaining the highest caliber talent for our business by utilizing outreach initiatives and strategic partnerships with industry-associated organizations, associations and networks.
Maintaining our Core Values – We provide annual training for our employees on our Code of Business Conduct and Ethics, which addresses conflicts of interest, confidentiality, fair dealing with others, proper use of company assets, compliance with laws, insider trading, keeping of books and records, zero tolerance for discrimination and harassment in the work environment, maintaining a respectful workplace, as well as methods for reporting of violations.
Health and Benefits – Our health and benefits program provides offerings for extensive preventative care and is designed to improve our employees’ fitness for work, personal safety on the job and overall well-being.
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
There has been continued focus of local, state, national and international regulatory bodies on greenhouse gas (“GHG”) emissions and climate change issues. Several states and geographic regions in the United States, as well as foreign jurisdictions, have adopted legislation and regulations to reduce emissions of GHGs, including cap and trade regimes and commitments to contribute to meeting the goals of international treaties related to GHG emissions. See “Item 1A. Risk Factors – Our and our customers’ operations are subject to a number of risks arising out of the threat of climate change that could result in increased operating and capital costs, limit the areas in which oil and natural gas production may occur and reduce demand for our services.”

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
The adoption of laws, rules and regulations affecting the oil and natural gas industry for economic, environmental and other policy reasons could increase costs relating to drilling, completion and production, delay the permitting of, or related to, such operations, restrict or prohibit oil and natural gas development in certain areas, reduce the demand for oil and natural gas and otherwise have an adverse effect on our operations or business and have a material adverse effect on our business, financial condition, cash flows and results of operations. To date, applicable environmental and other laws and regulations in the places in which we operate have not required the expenditure of significant resources outside the ordinary course of business. We do not anticipate any material capital expenditures for environmental control facilities or extraordinary expenditures to comply with environmental rules and regulations in the foreseeable future. However, compliance costs under existing laws or under any new requirements could become material, and we could incur liability in any instance of noncompliance.
Risks and Insurance
We have indemnification agreements with many of our customers, and we also maintain liability and other forms of insurance. In general, our contracts typically contain provisions requiring our customers to indemnify us for, among other things, reservoir and certain pollution damage.
In addition, we maintain insurance coverage of the types and in the amounts we believe to be customary in the industry, but we do not insure against all risks, either because insurance is not available or because it is not commercially justifiable. The insurances that we maintain include coverage for fire, windstorm and other risks of physical loss to our equipment and certain other assets, employers’ liability, automobile liability, commercial general liability, workers’ compensation as well as insurance for other specific risks, together with excess loss liability insurance coverage. We have also elected to retain a portion of our risk through deductibles or self insurance on certain insurance policies. We cannot assure that any insurance obtained by us will be adequate to cover any losses or liabilities nor can we assure that any insurance obtained by us will continue to be made available for purchase or made available on acceptable terms. While we carry insurance to cover physical damage to, or loss of, a substantial portion of our equipment and certain other assets, such insurance does not cover the full replacement cost of such equipment or other assets, and in certain cases, such as losses arising from or attributable to fire and/or explosion resulting from our hydraulic fracturing operations at the wellsite, is subject to significantly higher deductibles than are applicable to our other coverages. We also self-insure a number of risks, including loss of earnings and business interruption and most of our cybersecurity risks, and we do not carry a significant amount of insurance to cover risks of underground reservoir damage.
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
•Our backlog of contract drilling revenue has declined in recent years and may not ultimately be realized, as fixed-term contracts may in certain instances be terminated without an early termination payment.
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
•We may not be able to generate sufficient cash to service all of our debt, and we may be forced to take other actions to satisfy our obligations under our debt, which may not be successful.
•Our return of capital to stockholders, including through the payment of dividends and repurchases of our common stock, is within the discretion of our Board of Directors, and there is no guarantee that we will return capital to stockholders, including through the payment of dividends and repurchases of our common stock, in the future or at levels anticipated by our stockholders.
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
We depend on our customers’ willingness to make operating and capital expenditures to explore for, develop and produce oil and natural gas. When these expenditures decline, our business may suffer. Our customers’ willingness to explore, develop and produce depends largely upon prevailing industry conditions that are influenced by numerous factors over which we have no control, such as:
•the supply of and demand for oil and natural gas, including current natural gas storage capacity and usage,
•the prices, and expectations about future prices, of oil and natural gas,
•the supply of and demand for drilling services, completion services and drilling products,
•the cost of exploring for, developing, producing and delivering oil and natural gas,
•the availability of capital for oil and natural gas industry participants, including our customers, and the extent to which they are willing or able to deploy capital,
•the availability of and constraints in pipeline, storage and other transportation capacity in the basins in which we operate,
•the environmental, tax and other laws and governmental regulations regarding the exploration, development, production, use and delivery of oil and natural gas, and in particular, public pressure on, and legislative and regulatory interest within, federal, state, foreign, regional and local governments to stop, significantly limit or regulate drilling services and completion services activities, including hydraulic fracturing,
•increased focus by the investment and financing community and the general public on sustainability practices in the oil and natural gas industry, and

•merger and divestiture activity among oil and natural gas producers.
In particular, our revenues, profitability and cash flows are highly dependent upon prevailing prices for oil and natural gas and expectations about future prices. Oil and natural gas prices and markets can be extremely volatile. Prices, and expectations about future prices, are affected by factors such as:
•market supply and demand,
•the desire and ability of the Organization of Petroleum Exporting Countries (“OPEC”), its members and other oil-producing nations, such as Russia, to set and maintain production and price targets,
•the level of production by OPEC and non-OPEC countries,
•domestic and international military, political, economic, health and weather conditions, including the impacts of war, including the impact of the ongoing armed conflicts between Russia and Ukraine and in the Middle East and actions by the United States in Venezuela and other countries, and the continuation of, or any escalation in the severity of, these conflicts or actions, or terrorist activity, pandemics and other unexpected disasters or events,
•changes to tax, tariff and import/export regulations and sanctions by the United States or other countries,
•legal and other limitations or restrictions on exportation and/or importation of oil and natural gas,
•technical advances affecting energy consumption and production, and
•the development, price, availability and market acceptance of alternative fuels and energy sources.
All of these factors are beyond our control. Commodity prices have historically been volatile but were relatively range-bound from the end of 2022 through the first quarter of 2025. The current demand for equipment and services remains impacted by macro conditions, including commodity prices, geopolitical environment, changes to international tariffs and trade policies, inflationary pressures, economic conditions in the United States and elsewhere, as well as customer consolidation and focus by exploration and production companies and service companies on capital returns. During the second quarter of 2025, global economic conditions deteriorated, in part, because of enacted and proposed trade policies and tariffs by the United States and other governments, as well as uncertainty regarding potential future changes to global trade policies and tariffs. Additionally, during the second quarter of 2025, OPEC+ countries began phasing out voluntary crude oil production cuts, leading to an increase in global supply. These developments, combined with rising geopolitical tensions—particularly in the Middle East—heightened uncertainty in global energy markets, which contributed to a decline in our share price, lowered average crude oil futures prices and increased uncertainty regarding the future economic environment in which we operate. During the second half of 2025, global economic conditions and the global energy market remained uncertain, with ongoing effects from trade policy uncertainty, the phase-out of voluntary crude oil production cuts by OPEC+ countries and downward pressure on crude oil futures prices. While the full effects are yet to be determined, prolonged trade tensions and sustained lower crude oil futures prices could adversely affect our future outlook on activity and profitability. Oil prices averaged $59.62 per barrel in the fourth quarter of 2025 and closed at $61.60 per barrel on February 2, 2026. Natural gas prices (based on the Henry Hub Spot Market Price) averaged $3.73 per MMBtu in the fourth quarter of 2025 and closed at $4.40 per MMBtu on February 2, 2026.
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
Our industry is highly competitive, and available drilling services equipment, completion services equipment and drilling products often exceed the demand for such equipment and products. A low commodity price environment or capital spending reductions by our customers due to additional customer consolidation, investor requirements or other reasons can result in substantially more equipment and products being available than are needed to meet demand. Low commodity prices and a rise in new and upgraded equipment or products can result in excess capacity and substantial competition for a declining number of drilling services and completion services contracts and drilling products rentals and sales.
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
In times of reduced demand for our industry’s services, certain of our industry competitors may initiate bankruptcy proceedings or engage in debt refinancing transactions, management changes or other strategic initiatives in an attempt to reduce operating costs to maintain a position in the market. This could result in such competitors emerging with stronger or healthier balance sheets and, in turn, an improved ability to compete with us in the future. We may also see corporate consolidations among our customers, competitors and/or vendors, which could significantly alter industry conditions and competition within the industry and have a material adverse effect on our business, financial condition, cash flows and results of operations.
We periodically seek to increase the prices on our services to offset rising costs, earn returns on our capital investment and otherwise generate higher returns for our stockholders. However, we operate in a very competitive industry, and we are not always successful in raising or maintaining our existing prices. Even if we are able to increase our prices, we may not be able to do so at a rate that is sufficient to offset rising costs, including capital expenditures, without adversely affecting our activity. The inability to maintain our pricing and to increase our pricing as costs, including capital expenditures, increase could have a material adverse effect on our business, financial condition, cash flows and results of operations. In addition, we may be unable to replace fixed-term contracts that expire or are terminated early, extend expiring contracts or obtain new contracts in the spot market, and the rates and other material terms under any new or extended contracts may be on substantially less favorable rates and terms.
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
A surplus of operable land drilling rigs, other drilling services equipment and drilling products, increasing rig specialization and surplus of completion services equipment, which can be exacerbated by capital spending reductions by our customers, could affect the fair market value of our drilling services equipment, completion services equipment, and drilling products, which in turn could result in additional impairments of our assets. A prolonged period of lower oil and natural gas prices or changes in customer preferences and requirements could result in future impairment to our long-lived assets. For example, we recognized impairment charges of $32.4 million, $3.8 million and $7.0 million in 2025, 2024 and 2023, respectively.
Our operations are subject to a number of operational risks, including environmental and weather risks, which could expose us to significant losses and damage claims. We are not fully insured against all of these risks and our contractual indemnity provisions may not fully protect us.
Our operations are subject to many hazards inherent in the businesses in which we operate, including inclement weather, blowouts, explosions, fires, loss of well control, motor vehicle accidents, equipment failure, unplanned power outages and surges, computer system disruptions or cybersecurity incidents, pollution, exposure and reservoir damage. These hazards could cause personal injury or death, work stoppage and serious damage to equipment and other property, as well as significant environmental and reservoir damages. These risks could expose us to substantial liability for personal injury, wrongful death, property damage, loss of oil and natural gas production, pollution and other environmental damages, and consequential damages. An accident or other event resulting in significant environmental or property damage, or injuries or fatalities involving our employees or other persons, could also trigger investigations by federal, state or local authorities. Such an accident or other event could cause us to incur substantial expenses in connection with the investigation, remediation and resolution, as well as cause lasting damage to our reputation, loss of customers and an inability to obtain insurance.
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
Our backlog of contract drilling revenue has declined in recent years and may not ultimately be realized, as fixed-term contracts may in certain instances be terminated without an early termination payment.
Fixed-term drilling contracts customarily provide for termination at the election of the customer, with an early termination payment to us if a contract is terminated prior to the expiration of the fixed term. However, in certain circumstances, for example, destruction of a drilling rig that is not replaced within a specified period of time, our bankruptcy, or a breach of our contract obligations, the customer may not be obligated to make an early termination payment to us. Additionally, during depressed market conditions or otherwise, customers may be unable to satisfy their contractual obligations or may seek to terminate, suspend or renegotiate or otherwise fail to honor their contractual obligations, including as a result of their bankruptcy. In addition, we may not be able to perform under these contracts due to events beyond our control, and our customers may seek to terminate or renegotiate our contracts for various reasons, including those described above. As a result, we may be unable to realize all of our contract drilling backlog. In addition, the termination, suspension or renegotiation of fixed-term contracts without the receipt of early termination payments could have a material adverse effect on our business, financial condition, cash flows and results of operations.
In recent years, due to market conditions and other factors, our backlog of contract drilling revenue has declined. As of December 31, 2025, our contract drilling backlog in the United States for future revenues under term contracts, which we define as contracts with a duration of six months or more, was approximately $291 million, as compared to approximately $426 million, approximately $700 million and approximately $830 million, as of December 31, 2024, 2023 and 2022, respectively. Please see Note 3 of Notes to consolidated financial statements in Item 8 of this Report for a description of our calculation of backlog. Our contract drilling backlog may continue to decline, as fixed-term drilling contract coverage over time may not be offset by new contracts or may be reduced by price adjustments to existing contracts, including as a result of a decline in the price of oil and natural gas, capital spending reductions by our customers, oversupply of drilling rigs or other factors. For these and other reasons, our contract drilling backlog may not generate sufficient liquidity for us during periods of reduced demand for our services or otherwise.
New technologies may cause our operating methods, equipment, products and services to become less competitive, and higher levels of capital expenditures may be necessary to remain competitive.
The market for our services and products is characterized by continual technological and process developments that have resulted in, and will likely continue to result in, substantial improvements in the functionality and performance, including environmental performance, of drilling services equipment, completion services equipment and drilling products. Our customers are increasingly demanding the services of newer, higher specification drilling rigs and completion services and other equipment, as well as new and improved technology, such as drilling and completions automation technology and lower-emissions operations and services, specialized drill bit solutions and data analytics. Accordingly, we may have to allocate a higher proportion of our capital expenditures to maintain and improve existing rigs and completion services and other equipment, purchase and construct newer, higher specification drilling rigs and completion services and other equipment to meet the increasingly sophisticated needs of our customers, and develop new and improved technology, specialized drill bit solutions and data analytics. In addition, technological changes, process improvements and other factors that increase operational efficiencies could continue to result in oil and natural gas wells being drilled and completed more quickly, which could reduce the number of revenue earning days. Technological and process developments in the completion services and other drilling services businesses could have similar effects.
We continually attempt to develop or acquire new technologies for use in our business. For example, we have invested in natural gas-powered equipment, including electric, direct drive and dual fuel pumps, to replace legacy diesel completion services equipment. In the event that we are successful in developing or acquiring new technologies for use in our business, there is no guarantee of future demand for those technologies. Customers may be reluctant or unwilling to adopt our new technologies. We may also have difficulty negotiating satisfactory terms for our new technologies, including terms that would enable us to obtain acceptable returns on our investment in the development or acquisition of new technologies.
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
Business consolidations within the oil and natural gas industry in recent years have resulted in some of our largest customers combining and using their size and purchasing power to seek economies of scale and pricing concessions. Continuing consolidation within the industry may result in reduced capital spending within the industry generally and by our customers specifically, all of which may lead to decreased demand for our products and services. There is no assurance that we will be able to maintain our level of business and profitability with a customer after its consolidation or replace that business and profit with other customers. Additionally, consolidation among our competitors could significantly alter industry conditions and competition within the industry. As a result, the consolidation of one or more of our customers, particularly key customers, or consolidation among other oil and gas operators may have a significant adverse impact on our business, results of operations, financial condition and cash flows. We are unable to predict what effect further consolidation in the industry may have on capital spending by our customers, prices that we can charge, our selling strategies, our competitive position, our ability to retain customers or our ability to negotiate favorable agreements with our customers, and our revenue and profitability.
With respect to our consolidated operating revenues in 2025, we received approximately 57% from our ten largest customers, approximately 39% from our five largest customers and approximately 12% from our largest customer. The loss of, or reduction in business from, one or more of our larger customers, due to consolidation or otherwise, could have a material adverse effect on our business, financial condition, cash flows and results of operations.
Shortages, delays in delivery, and interruptions in supply of equipment and materials could adversely affect our operating results.
Periodically, the oilfield services industry has experienced shortages of equipment for upgrades, drill pipe, raw materials, replacement parts and other equipment and materials, including, in the case of our completion services operations, proppants, cement, acid, gel and water. These shortages can cause the price of these items to increase significantly and require that orders for the items be placed well in advance of expected use. In addition, any interruption in supply could result in significant delays in delivery of equipment and materials or prevent operations. Interruptions may be caused by, among other reasons:
•weather issues, whether short-term such as a hurricane, or long-term such as a drought,
•labor shortages or other labor issues,
•changes to tariff and import/export regulations by the United States or other countries,
•transportation, fuel shortages and other logistical challenges, and
•a shortage in the number of vendors able or willing to provide the necessary equipment and materials, including as a result of commitments of vendors to other customers or third parties or bankruptcies or consolidation.
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
Our operations are increasingly dependent on effective and secure information and operational technologies and services, including our own systems and the systems of third-party vendors and service providers upon which we rely, such as those providing cloud services to us. Threats to information and operational technology systems associated with cybersecurity risks and cyber incidents or attacks continue to grow, and include, among other things, storms and natural disasters, terrorist attacks, utility outages, attempts to gain unauthorized access to data and systems, theft, viruses, malware, ransomware, denial-of-service attacks, design defects, human error or complications encountered as existing systems are maintained, repaired, replaced or upgraded. Risks associated with these threats include, among other things:
•theft or misappropriation of funds, including via “phishing” or similar attacks directed at us or third parties, including our customers and vendors;

•loss, corruption or misappropriation of intellectual property, or other proprietary or confidential information (including customer, supplier, or employee data);
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
•diversion of management or workforce attention;
•exposure to litigation and legal and regulatory liability and costs; and
•increased costs to prevent, respond to or mitigate cybersecurity events.
During 2025, we significantly reduced the proportion of our office personnel who are on a “remote work” model; however, there remains continued usage of remote networking and online conferencing services that enable employees to work outside of our corporate infrastructure and, in some cases, use their own personal devices. This may expose us to additional cybersecurity risks or related incidents. Additionally, geopolitical tensions or conflicts may further heighten the risk of cybersecurity attacks and other cyber events. In particular, sophisticated nation state actors have targeted critical infrastructure and may continue to do so in the future.
Although we utilize various procedures and controls to mitigate our exposure to or limit the effects of the risks described above, cybersecurity attacks and other cyber events are evolving and unpredictable. In addition, there has been an increase in state-sponsored cyberattacks, which are often conducted by capable, well-funded groups. The rapid evolution and increased adoption of artificial intelligence (“AI”) technologies amplifies these concerns. As threat actors adopt and deploy AI tools, the speed and sophistication of cyber threats and privacy risks may increase across our environment and those of our customers, vendors and suppliers. As we and our service providers begin to integrate AI-enabled tools, those tools may be targeted or misused in ways that compromise data or enable harmful outputs. Additionally, AI outputs may be inaccurate, biased or unreliable, which could result in legal, regulatory or reputational harm. Misuse could create compliance or reputational risks and lead to legal exposure. Third parties may allege copyright infringement, intellectual property violations or misappropriation related to outputs. In addition, the legal and regulatory landscape governing the development and use of AI is rapidly evolving and remains uncertain, and new or changing laws, regulations or enforcement approaches could increase compliance costs, restrict the use or functionality of AI-enabled tools, or expose us to regulatory scrutiny, litigation or other liability.
There can be no assurance that the procedures and controls that we implement, or that our third-party service providers implement, will be sufficient to protect our people, systems, information or other property. Moreover, we have no control over the information and operational technology systems of our customers, suppliers, and others with which our systems may connect and communicate. As a result, the occurrence of a cyber incident could go unnoticed for a period of time. Even when an attack has been detected, it is not always immediately apparent what the full nature and scope of any potential harm may be, or how best to remediate it. We self-insure most of our cybersecurity risks, and any such incident could have a material adverse effect on our business, financial condition, cash flows and results of operations. As cyber incidents continue to evolve, we may be required to incur additional costs to continue to modify or enhance our protective measures or to investigate or remediate the effects of cyber incidents.
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
There can be no assurance that we will:
•successfully complete any acquisitions we attempt on the terms announced, or at all,
•have sufficient capital resources to complete additional acquisitions, build or upgrade equipment or develop or acquire new technology,
•through due diligence conducted prior to an acquisition, successfully uncover situations that could result in financial or legal exposure, or appropriately quantify the exposure from known risks,
•successfully integrate additional equipment, acquired or developed technology or other assets or businesses into our operations and internal controls, including financial reporting disclosure and enterprise resource planning, cybersecurity and information technology systems,
•effectively manage the growth and increased size, complexity and geography of our organization, and increased scrutiny from governmental authorities,
•maintain existing business relationships and contract terms with our customers, distributors, suppliers, vendors, landlords, joint venture partners and other business partners, as well as with those of any acquired business,
•successfully deploy idle, stacked, upgraded or additional equipment and acquired or developed technology,
•maintain key employees, the crews necessary to operate additional equipment and the personnel necessary to evaluate, acquire, develop and deploy new technology, or be successful in hiring replacements for departing personnel,
•avoid unknown liabilities and unforeseen increased expenses or delays associated with any merger or acquisition, or
•successfully improve our financial condition, results of operations, business or prospects, or provide an adequate return of capital, as a result of any completed acquisition, the building or upgrading equipment or the development of new technology.
Our failure to achieve consolidation savings, to integrate acquired businesses and technology and other assets into our existing operations successfully or to minimize any unforeseen operational difficulties could have a material adverse effect on our business. In addition, we may incur liabilities arising from events occurring prior to any completed acquisitions, prior to our establishment of adequate compliance oversight or in connection with disputes over acquired or developed technology. While we generally seek to obtain indemnities or insurance for liabilities arising from events occurring before such acquisitions, we may be unable to do so, and any indemnities or insurance we do obtain will be limited in amount and duration. Additionally, indemnities may be held to be unenforceable or the seller may not be able to indemnify us.
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
We rely extensively on information systems and technology to manage our business and summarize operating results. We are in the process of implementing a new enterprise resource planning (“ERP”) system that expands and enhances one of our existing ERP systems to address the operations of our combined company. This ERP system will replace our existing operating and financial systems. The ERP system is designed to accurately maintain our financial records, enhance operational functionality and provide timely information to our management team related to the operation of our integrated business. The ERP system implementation process has required and will continue to require the investment of significant personnel and financial resources. We may be unable to successfully implement the ERP system without experiencing delays, increased costs and other difficulties. If we are unable to successfully design and implement the new ERP system as planned, our financial position, results of operations and cash flows could be negatively impacted. Additionally, if we do not effectively implement the ERP system as planned or the ERP system does not operate as intended, the effectiveness of our internal control over financial reporting and disclosure controls and procedures could be adversely affected or our ability to assess those controls adequately could be delayed.
Fuel conservation measures, alternative fuel requirements and increasing consumer demand for alternatives to oil and natural gas could reduce demand for oil and natural gas, which would, in turn, reduce the demand for our services.
Fuel conservation measures, alternative fuel requirements and increasing consumer demand for alternatives to oil and natural gas could reduce demand for oil and natural gas. The impact of the changing demand for oil and natural gas may have a material adverse effect on our business, financial condition, cash flows and results of operations. Additionally, the increased competitiveness of alternative energy sources (such as wind, solar, geothermal, tidal and biofuels) or increased focus on reducing the use of oil and natural gas (such as governmental mandates that ban the sale of new gasoline-powered automobiles, and relatively recent legislation such as the Inflation Reduction Act of 2022 (the “Inflation Reduction Act”), which contains tax inducements and other provisions that incentivize investment, development, and deployment of alternative energy sources and technologies) could reduce demand for oil and natural gas and therefore for our services, which would lead to a reduction in our revenues. On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted with effective dates for provisions between 2025 and 2027. The OBBBA reduces or accelerates phase-outs of many of the tax inducements and incentives supporting alternative energy sources and technologies in the Inflation Reduction Act, which will likely lessen the potential impact of the Inflation Reduction Act on reducing demand for oil and natural gas.
Legal and Regulatory Risks
The adoption of any future federal, state or local laws or implementing regulations imposing reporting obligations on, or limiting or banning, the hydraulic fracturing process could make it more difficult to complete natural gas and oil wells and could have a material adverse effect on our business, results of operations and financial condition.
Various federal and state legislative and regulatory initiatives have been or could be undertaken that could result in additional requirements or restrictions being imposed on hydraulic fracturing operations or result in the failure to obtain or difficulty or delay in obtaining required permits, renewals or authorizations. For example, legislation and/or regulations have been adopted in many U.S. states that require additional disclosure regarding chemicals used in the hydraulic fracturing process. Legislation, regulations and/or policies have also been adopted at the state level that impose other types of requirements on hydraulic fracturing operations (such as limits on operations in the event of certain levels of seismic activity). Additional legislation and/or regulations have been adopted or are being considered at the state and local level that could impose further chemical disclosure or other regulatory requirements (such as prohibitions on hydraulic fracturing operations in certain areas) and/or attempt to impose bans and other limitations on hydraulic fracturing operations via time, place and manner restrictions that could affect our operations. It is possible that these state and local efforts may increase in the absence of federal actions and/or in light of federal regulatory uncertainty. The adoption of any future federal, state or local laws or regulations imposing reporting obligations on, or limiting or banning, the hydraulic fracturing process could make it more difficult to complete natural gas and oil wells and could have a material adverse effect on our business, results of operations and financial condition.
Our and our customers’ operations are subject to a number of risks arising out of the threat of climate change that could result in increased operating and capital costs, limit the areas in which oil and natural gas production may occur and reduce demand for our services.
The physical and regulatory effects of climate change could have a negative impact on our operations, our customers’ operations and the overall demand for our customers’ products and, accordingly, our services. In recent years, GHG emissions and climate change issues have been a focus of local, state, regional, national and international regulatory bodies and the subject of wide-ranging policy debate, both in the United States and internationally. Initiatives that would impact our industry and regulate GHG emissions have included cap-and-trade programs, carbon taxes, GHG reporting, tracking programs, attestation requirements and regulations that directly limit GHG emissions from certain sources. If new or more stringent standards are enacted that would require substantial reductions in carbon and/or GHG emissions, such reductions could be costly and difficult to implement in the oil and natural gas sector. Additionally, in the absence of federal actions targeting GHG emissions and associated impacts, states and local governments may increasingly attempt to step in to pass more stringent regulations that may impact our and our customers’ operating costs and demand for services. Further, international focus on and efforts aimed at reducing GHG emissions and to address climate change may impact our operations. Several states and geographic regions in the United States have also adopted legislation and regulations to reduce emissions of GHGs, including cap and trade regimes and commitments to contribute to meeting certain emissions reduction goals.

It is not possible at this time to predict the timing and effects of climate change or whether additional climate-related legislation, regulations or other measures will be adopted at the local, state, regional, national and international levels. However, continued efforts by governments and non-governmental organizations to reduce GHG emissions appear likely, and additional legislation, regulation or other measures that control or limit GHG emissions or otherwise seek to address climate change could adversely affect our business. The cost of complying with any new law, regulation or treaty will depend on the details of the particular program. We will continue to monitor and assess any new policies, legislation or regulations in the areas where we operate to determine the impact of GHG emissions and climate change on our operations and take appropriate actions, where necessary. Any direct and indirect costs of meeting these requirements may adversely affect our business, results of operations and financial condition. Because our business depends on the level of activity in the oil and natural gas industry, existing or future laws or regulations related to GHGs and climate change, including incentives to conserve energy or use alternative energy sources, could have a negative impact on our business if such laws or regulations increase compliance costs, add operating restrictions or reduce demand for our customers’ products and, accordingly, our services.
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
These political, litigation and financial risks may result in our customers restricting or cancelling production activities, incurring liability for infrastructure damage as a result of climatic changes or impairing their ability to continue to operate in an economic manner, which also could reduce demand for our products and services. One or more of these developments could have a material adverse effect on our business, financial condition, cash flows and results of operations. Finally, increasing concentrations of GHGs in the Earth’s atmosphere may produce climate changes that have significant physical effects, such as increased frequency and severity of storms, floods and other climatic events. If any such effects were to occur, they could have an adverse effect on our and our customers’ facilities and operations.
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
The Resource Conservation and Recovery Act (“RCRA”), as amended, and comparable state statutes and implementing regulations govern the disposal of “hazardous wastes.” Although CERCLA currently excludes petroleum from the definition of “hazardous substances,” and RCRA also excludes certain classes of exploration and production wastes from regulation, such exemptions may be deleted, limited or modified in the future. The Clean Water Act (“CWA”) and analogous state laws provide for administrative, civil and criminal penalties for unauthorized discharges and, together with the Oil Pollution Act of 1999, as amended, impose liability for the remedial costs and associated damages arising out of any unauthorized discharges, including oil and produced water spills, into jurisdictional waters.
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
In addition, environmental laws and regulations in the places that we operate impose a variety of requirements on “responsible parties” related to the prevention of spills and liability for damages from any such spills. As an owner and operator of land-based drilling rigs and completion services equipment, a manufacturer and servicer of equipment and automation to the energy, marine and mining industries and a provider of directional drilling and other services, we may be deemed to be a responsible party under these laws and regulations. In the event hydrocarbons and other regulated materials may have been disposed of, or released in or under properties currently or formerly owned or operated by us or our predecessors, which may have resulted, or may result, in soil and groundwater contamination in certain locations, any contamination found on, under or originating from the properties may be subject to remediation requirements under federal, state, foreign, regional and local laws, rules and regulations. In addition, some of these properties have been operated by third parties over whom we have no control of their treatment of hydrocarbon and other regulated materials or the manner in which they may have disposed of or released such materials. We could be required to remove or remediate wastes disposed of or released by prior owners or operators. In addition, it is possible we could be held responsible for oil and natural gas properties in which we own an interest but are not the operator.

Intellectual property disputes could negatively impact our operations, costs, revenues and competitiveness.
Our services and products use proprietary technology and equipment, which can involve potential infringement of a third party’s rights, or a third party’s infringement of our rights, including patent rights. The majority of the intellectual property rights relating to our drilling services equipment, completion services equipment and drilling products are owned by us or certain of our supplying vendors. However, in the event that we or one of our customers or supplying vendors becomes involved in a dispute over infringement of intellectual property rights relating to equipment or technology owned or used by us, services performed by us or products provided by us, we may lose access to important equipment or technology or our ability to provide services or products, or we could be required to cease use of some equipment or technology or forced to modify our equipment, technology, services or products. We could also be required to pay license fees or royalties for the use of equipment or technology or provision of services or products. In addition, we may lose a competitive advantage in the event we are unsuccessful in enforcing our rights against third parties, third parties are successful in enforcing their rights against us, or our competitors are able to develop technology independently that is similar to ours without infringing on our patents or gaining access to our trade secrets.
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
Certain subsidiaries we acquired in the Ulterra acquisition are defendants in a claim brought by a subsidiary of NOV Inc. alleging breach of a license agreement related to certain patents. Such subsidiaries have asserted defenses to the claim and are defending vigorously against this claim. Ulterra prevailed at the district court level, and NOV has filed a notice of appeal. An unfavorable judgment or resolution of this claim not covered by indemnity could have a material impact on our financial results. Please see Item 3 of this Report.

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
The nature of our business makes us susceptible to legal proceedings and governmental investigations from time to time. In addition, during periods of depressed market conditions, we may be subject to an increased risk of our customers, vendors, current and former employees and others initiating legal proceedings against us. Lawsuits or claims against us could have a material adverse effect on our business, financial condition and results of operations. Any legal proceedings or claims, even if fully indemnified or insured, could negatively affect our reputation among our customers and the public and make it more difficult for us to compete effectively or obtain adequate insurance in the future. Please see “Our operations are subject to a number of operational risks, including environmental and weather risks, which could expose us to significant losses and damage claims. We are not fully insured against all of these risks and our contractual indemnity provisions may not fully protect us.” and “Intellectual property disputes could negatively impact our operations, costs, revenues and competitiveness.”
Political, economic and social instability risk and laws associated with conducting international operations could adversely affect our opportunities and future business.
We provide specialized drill bit solutions throughout North America and internationally in over 30 countries, as well as contract drilling services in Colombia and Ecuador. We also sell products, including electrical controls, for use in numerous oil and natural gas producing regions outside of North America. In addition, through our Superior QC business, we occasionally provide remote data analytics and other services to customers to support their operations outside of the United States. One of our subsidiaries is party to a joint venture in Abu Dhabi. We also continue to evaluate opportunities from time to time to provide our services and products outside of the United States. International operations and sales or rentals of products are subject to certain political, economic and other uncertainties generally not encountered in U.S. operations, including increased risks of social and political unrest, changing political conditions and changing laws and policies affecting trade and investment, strikes, work stoppages, labor disputes and other slowdowns, terrorism, war, kidnapping of employees, blockades, regional economic downturns, nationalization, forced negotiation or modification of contracts, difficulty resolving disputes and enforcing contractual rights, difficulty in collecting international accounts receivable, potentially longer payment cycles, expropriation of equipment as well as expropriation of oil and natural gas exploration and drilling rights, foreign taxation and customs regulations, the overlap of different tax structures, changes in taxation policies, foreign exchange restrictions and restrictions on repatriation of income and capital, currency rate fluctuations, increased governmental ownership and regulation of the economy and industry in the markets in which we may operate, economic and financial instability of national oil companies, and restrictive governmental regulation, bureaucratic delays and general hazards associated with foreign sovereignty over certain areas in which operations are conducted.
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
In addition, the U.S. Foreign Corrupt Practices Act (“FCPA”) and similar anti-bribery laws in other jurisdictions generally prohibit companies and their intermediaries from making improper payments to foreign officials for the purpose of obtaining or retaining business. Some parts of the world where our services are or could be provided or where our consumers for products are located have experienced governmental corruption to some degree and, in certain circumstances, strict compliance with anti-bribery laws may conflict with local customs and practice and could impact business. Any failure to comply with the FCPA or other anti-bribery legislation could subject to us to civil, criminal and/or administrative penalties or other sanctions, which could have a material adverse impact on our business, financial condition and results of operation. In addition, investors could negatively view potential violations, inquiries or allegations of misconduct under the FCPA or similar laws, which could adversely affect our reputation and the market for our shares. We could also face fines, sanctions and other penalties from authorities in the relevant foreign jurisdictions, including prohibition of our participating in, or curtailment of business operations in, those jurisdictions and the seizure of drilling rigs, completion services equipment, manufacturing facilities, drilling products or other assets.
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
Governments around the world have implemented, and continue to implement, laws and regulations regarding data privacy and security, including with respect to the protection and processing of personal employee and customer data. These laws and regulations vary from jurisdiction to jurisdiction, and we are obligated to comply in all jurisdictions in which we conduct business. In the normal course of business, we and our third-party vendors or service providers may collect, process and store data that is subject to those specific laws and regulations governing personal data. Failure to comply with these laws and regulations could subject us to significant liability, including fines, penalties, and potential criminal sanctions.
Financial Risks
Investor sentiment and public perception related to the oil and natural gas industry and to ESG initiatives could increase our costs of capital and our reporting requirements and impact our operations.
There are financial risks for oil and natural gas producers, as stockholders and bondholders currently invested in oil and natural gas companies and concerned about the potential effects of climate change, ESG and other sustainability-related issues may elect in the future to shift some or all of their investments into non-fossil fuel energy related sectors, or into competitors who are perceived to have stronger ESG practices and disclosures. At the same time, some stakeholders and regulators have increasingly expressed or pursued opposing views, legislation and investment expectations with respect to ESG, including the enactment or proposal of “anti-ESG” legislation or policies. In addition, other parties such institutional lenders may consider sustainability factors in lending to us or our customers. Limitations of investments in and financing for oil and natural gas could result in the restriction, delay or cancellation of drilling and completion programs or development of production activities. Our ESG practices and, through the publishing of our

Sustainability Report from time to time, disclosures may be subject to increased scrutiny and may not satisfy the requirements of all stakeholders or their requirements may not be made known to us. We may continue to face pressure regarding our ESG practices and disclosures.
We have developed, and will continue to develop, goals and other objectives related to ESG and sustainability matters. Statements related to these goals and objectives made in our published Sustainability Report and other public disclosure reflect our current plans and do not constitute a guarantee that they will be achieved. Our ability to achieve any stated goal or objective is subject to numerous factors and conditions, some of which are outside of our control. Our efforts to accurately report on ESG and sustainability matters, including our efforts to research, establish, accomplish and accurately report on our goals and objectives, expose us to numerous operational, reputational, financial, legal and other risks. Standards for tracking and reporting on ESG and sustainability matters, including climate-related matters, have not been harmonized and continue to evolve. Our processes and controls for reporting on ESG and sustainability matters, including our goals and objectives, may not always comply with evolving and disparate standards for identifying, measuring, disclosing and reporting such metrics, and such standards may change over time, which could result in significant revisions to our current ESG practices and disclosures.
Variable rate indebtedness subjects us to interest rate risk, which could cause our debt service obligations to increase significantly.
Our Credit Agreement includes a committed senior unsecured revolving credit facility. Under the Credit Agreement, interest is paid on the outstanding principal amount of borrowings under the credit facility at a floating rate based on, at our election, the SOFR rate (plus a 0.10% per annum adjustment) or base rate, in each case subject to a 0.00% floor. Under the Credit Agreement, the applicable margin on SOFR rate loans varies from 1.25% to 2.25% and the applicable margin on base rate loans varies from 0.25% to 1.25%, in each case determined based on our credit rating. As of December 31, 2025, we had no borrowings outstanding under the Credit Agreement.
We also have in place a reimbursement agreement pursuant to which we are required to reimburse the issuing bank on demand for any amounts that it has disbursed under any of our letters of credit issued thereunder. We are obligated to pay the issuing bank interest on all amounts not paid by us on the date of demand or when otherwise due at the Prime rate plus 2.00% per annum. As of December 31, 2025, no amounts had been disbursed under any letters of credit, and we had $32.0 million in letters of credit outstanding under the reimbursement agreement.
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
Additionally, our ability to access capital markets or to otherwise obtain sufficient financing is enhanced by our senior unsecured debt ratings as provided by major U.S. credit rating agencies. Factors that may impact our credit ratings include debt levels, liquidity, asset quality, cost structure, commodity pricing levels, industry conditions and other considerations. A ratings downgrade could adversely impact our ability in the future to access debt markets, increase the cost of future debt, impact the terms of future amendments to our senior unsecured credit facility, require us to comply with covenants in our debt agreements as a condition to making restricted payments, including payment of dividends and repurchases of our common stock, and potentially require us to post letters of credit for certain obligations.
We may not be able to generate sufficient cash to service all of our debt, and we may be forced to take other actions to satisfy our obligations under our debt, which may not be successful.
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
Our return of capital to stockholders, including through the payment of dividends and repurchases of our common stock, is within the discretion of our Board of Directors, and there is no guarantee that we will return capital to stockholders, including through the payment of dividends and repurchases of our common stock, in the future or at levels anticipated by our stockholders.
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
As of December 31, 2025, we had approximately $1.4 billion of gross U.S. federal net operating losses, approximately $60.0 million of gross Canadian net operating losses and approximately $889 million of post-apportionment U.S. state net operating losses, before valuation allowances. The majority of the U.S. federal net operating losses were generated after 2017 and can be carried forward indefinitely. Canadian net operating losses will expire in varying amounts, if unused, between 2036 and 2045. U.S. state net operating losses will expire in varying amounts, if unused, between 2028 and 2045.
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
•general financial, domestic, international, economic and market conditions, including overall fluctuations in the U.S. equity markets;
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
•trading activity in our stock, including portfolio transactions in our stock by us, our executive officers and directors and significant stockholders or trading activity that results from the ordinary course rebalancing of stock indices in which we may be included;
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
Our bylaws provide that, to the fullest extent permitted by law, the Court of Chancery of the State of Delaware (or, if the Court of Chancery does not have, or declines to accept, jurisdiction, another state court or a federal court located within the State of Delaware) is the exclusive forum for any claims, including claims in the right of Patterson-UTI: (a) that are based upon a violation of a duty by a current or former director, officer, employee or stockholder in such capacity, or (b) as to which the Delaware General Corporation Law confers jurisdiction upon the Court of Chancery. This provision would not apply to suits brought to enforce a duty or liability created by the Exchange Act or any other claim for which the U.S. federal courts have exclusive jurisdiction. Our bylaws further provide that the sole and exclusive forum for any complaint asserting a cause of action arising under the Securities Act, to the fullest extent permitted by law, shall be the federal district courts of the United States. The enforceability of similar exclusive federal forum provisions in other companies’ organizational documents has been challenged in legal proceedings, and while the Delaware Supreme Court has ruled that this type of exclusive federal forum provision is facially valid under Delaware law, there is uncertainty as to whether other courts would enforce such provisions and that investors cannot waive compliance with the federal securities laws and the rules and regulations thereunder. These exclusive forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees, which may discourage such lawsuits against us and our directors, officers and other employees. Alternatively, if a court were to find either exclusive forum provision in our bylaws to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could have a material adverse effect on our business, financial condition and results of operations.
Item 1B. Unresolved Staff Comments.
None.
Item 1C. Cybersecurity
We have implemented and maintain a cybersecurity program that is aligned with the NIST Framework and designed to protect our information and to assess, identify, and manage risks from cybersecurity threats that may result in material adverse effects on the confidentiality, integrity, and availability of our information systems.
Governance
Our Board of Directors has delegated the primary responsibility to oversee cybersecurity matters to the Audit Committee. The Audit Committee periodically reviews the measures implemented by us to identify and mitigate data protection and cybersecurity risks. As part of such reviews, the Audit Committee receives reports and presentations from members of our senior leadership for overseeing our company’s cybersecurity risk management, including the Senior Vice President and Chief Information Officer, which address a wide range of topics including recent developments, evolving standards, vulnerability assessments, third-party and independent reviews, the threat environment, technological trends and information security considerations arising with respect to our peers and third parties. We have protocols by which certain cybersecurity incidents are escalated within our company and, where appropriate, reported promptly to the Board of Directors and Audit Committee.
Our Audit Committee is responsible for overseeing information security and cybersecurity risk. Senior leadership communicates with the Audit Committee at least quarterly regarding information security and cybersecurity risk and formally reports to the entire Board of Directors on information security and cybersecurity risk at least annually.
At the management level, our Senior Vice President and Chief Information Officer, who has extensive cybersecurity knowledge and skills gained from over 20 years of work experience at our company and elsewhere, heads the team responsible for implementing, monitoring, and maintaining information security and cybersecurity practices across our businesses and reports directly to our Chief Financial Officer.
The Senior Vice President and Chief Information Officer receives reports on information security and cybersecurity threats from our Director of Infrastructure and Cybersecurity and in conjunction with management, regularly reviews risk management measures implemented by our company to identify and mitigate information security and cybersecurity risks. A number of experienced information security team members responsible for various parts of the business also report to the Senior Vice President and Chief Information Officer on an ongoing basis. In addition to our internal cybersecurity capabilities, we also regularly engage assessors, consultants, auditors, and other third parties to assist with assessing, identifying, and managing cybersecurity risks.
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
Other — Our interests in oil and natural gas assets are primarily located in Texas and New Mexico.
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

On February 6, 2023, Grant Prideco, Inc., ReedHycalog UK, Ltd. ReedHycalog, LP and National Oilwell Varco, LP (“NOV”) sued Ulterra Drilling Technologies, LP (“Ulterra”) and several other companies in Texas state court. NOV seeks a declaration that United States Patent No. 8,721,752 (the “’752 Patent”) is a “Licensed RH Patent” per the terms of a license agreement between Ulterra and NOV. NOV also alleges a breach of contract based on the license agreement between NOV and Ulterra and seeks allegedly owed royalties since October 22, 2021. NOV also seeks attorney’s fees.

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

In October and November 2025, the Court resolved certain dispositive motions in Ulterra’s favor, resulting in a Final Judgment in Ulterra’s favor on November 25, 2025. NOV has acknowledged that the Court’s rulings mean it cannot collect any of the royalties it had alleged were owed. On December 12, 2025, NOV filed a Notice of Appeal to the United States Court of Appeals for the Federal Circuit. The appeal is currently pending before the Federal Circuit as Docket No. 26-1266. NOV’s brief is currently due on April 20, 2026.

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
(b)Holders
As of February 4, 2026, there were approximately 750 holders of record of our common stock.
(c)Dividends
On February 4, 2026, our Board of Directors approved a cash dividend on our common stock in the amount of $0.10 per share to be paid on March 16, 2026 to holders of record as of March 2, 2026. The amount and timing of all future dividend payments, if any, are subject to the discretion of the Board of Directors and will depend upon business conditions, results of operations, financial condition, terms of our debt agreements and other factors. Our Board of Directors may, without advance notice, reduce or suspend our dividend for any reason, including to improve our financial flexibility and position our company for long-term success. There can be no assurance that we will pay a dividend in the future.
(d)Issuer Purchases of Equity Securities
The table below sets forth the information with respect to purchases of our common stock made by us during the quarter ended December 31, 2025.

Period Covered	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (in thousands) (2)
October 2025	10,854	$5.41	—	$693,661
November 2025	974	$5.71	—	$693,661
December 2025	23,856	$6.11	—	$693,661
Total	35,684		—
(1)35,684 shares were withheld in the fourth quarter with respect to employees’ tax withholding obligations upon the vesting of restricted stock units. These shares were acquired at fair market value. These acquisitions were made pursuant to the terms of the Patterson-UTI Energy, Inc. 2021 Long-Term Incentive Plan, as amended and the NexTier Oilfield Solutions Inc. Equity and Incentive Award Plan and not pursuant to the stock buyback program.
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
(e)Performance Graph
The following graph compares the cumulative stockholder return of our common stock for the period from December 31, 2020 through December 31, 2025, with the cumulative total return of the S&P 500 Index, the S&P SmallCap 600 Index and the Oilfield Service Index.

The graph assumes investment of $100 on December 31, 2020 and reinvestment of all dividends.
Index Data: Copyright Standard and Poor’s, Inc. Used with permission. All rights reserved.

	Fiscal Year Ended December 31,
Company/Index	2020 ($)	2021 ($)	2022 ($)	2023 ($)	2024 ($)	2025 ($)
Patterson-UTI Energy, Inc.	100.00	162.29	327.31	215.47	170.36	132.80
S&P 500 Index	100.00	128.68	105.36	133.03	166.28	195.98
S&P SmallCap 600 Index	100.00	126.74	106.28	123.22	133.87	141.88
Oilfield Service Index	100.00	120.74	194.98	198.71	175.53	181.72
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
Drilling Services
Our contract drilling business operates in the continental United States and internationally in Colombia and Ecuador and, from time to time, we pursue contract drilling opportunities in other select markets. We also provide a comprehensive suite of directional drilling services in most major producing onshore oil and natural gas basins in the United States, and we provide services that improve the statistical accuracy of wellbore placement for directional and horizontal wells. We also provide electrical controls and automation to the energy, marine and mining industries, in North America and other select markets.

We have addressed our customers’ needs for drilling horizontal wells in shale and other unconventional resource plays by improving the capabilities of our drilling fleet. The U.S. land rig industry has in recent years referred to certain high specification rigs as “super-spec” rigs, which we consider to be at least a 1,500 horsepower, AC-powered rig that has at least a 750,000-pound hookload, a 7,500-psi circulating system, and is pad-capable. Due to evolving customer preferences, we refer to certain premium rigs as “Tier-1, super spec” rigs, which we consider as being a super-spec rig that also has a third mud pump and raised drawworks that allows for more clearance underneath the rig floor. As of December 31, 2025, our rig fleet included 137 Tier-1, super-spec rigs marketed.
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
Drilling Products
We serve the energy and mining markets by manufacturing and distributing drill bits and downhole tools throughout North America and internationally in over 30 countries. Our drilling equipment is used in oil and natural gas exploration and production and in geothermal and mining operations. We have manufacturing and repair facilities located in Fort Worth, Texas, Leduc, Alberta and Saudi Arabia and repair facilities located in Argentina, Colombia and Oman.
Recent Developments in Market Conditions and Outlook — Commodity prices have historically been volatile but were relatively range-bound from the end of 2022 through the first quarter of 2025. The current demand for equipment and services remains impacted by macro conditions, including commodity prices, geopolitical environment, changes to international tariffs and trade policies, inflationary pressures, economic conditions in the United States and elsewhere, as well as customer consolidation and focus by exploration and production companies and service companies on capital returns. During the second quarter of 2025, global economic conditions deteriorated, in part, because of enacted and proposed trade policies and tariffs by the United States and other governments, as well as uncertainty regarding potential future changes to global trade policies and tariffs. Additionally, during the second quarter of 2025, OPEC+ countries began phasing out voluntary crude oil production cuts, leading to an increase in global supply. These developments, combined with rising geopolitical tensions- particularly in the Middle East- heightened uncertainty in global energy markets, which contributed to a decline in our share price, lowered average crude oil futures prices and increased uncertainty regarding the future economic environment in which we operate. During the second half of 2025, global economic conditions and the global energy market remained uncertain, with ongoing effects from trade policy uncertainty, the phase-out of voluntary crude oil production cuts by OPEC+ countries, and downward pressure on crude oil futures prices. While the full effects are yet to be determined, prolonged trade tensions and sustained lower crude oil futures prices could adversely affect our future outlook on activity and profitability.
Oil prices averaged $59.62 per barrel in the fourth quarter of 2025 and closed at $61.60 per barrel on February 2, 2026. Natural gas prices (based on the Henry Hub Spot Market Price) averaged $3.73 per MMBtu in the fourth quarter of 2025 and closed at $4.40 per MMBtu on February 2, 2026.

Quarterly average oil prices and our quarterly average number of rigs operating in the United States for 2023, 2024 and 2025 are as follows:

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
2023
Average oil price per Bbl (1)	$75.93	$73.54	$82.25	$78.53
Average rigs operating per day – U.S. (2)	131	128	120	118
2024
Average oil price per Bbl (1)	$77.50	$81.81	$76.43	$70.73
Average rigs operating per day – U.S. (2)	121	114	107	105
2025
Average oil price per Bbl (1)	$71.78	$64.57	$65.78	$59.62
Average rigs operating per day – U.S. (2)	106	104	95	93
(1)The average oil price represents the average monthly WTI spot price as reported by the United States Energy Information Administration.
(2)A rig is considered to be operating if it is earning revenue pursuant to a contract on a given day.
In our drilling services segment, our average active rig count in the United States for the fourth quarter of 2025 was 93 rigs. This was a decrease from our average active rig count for the third quarter of 2025 of 95 rigs. Our active rig count in the United States at December 31, 2025 of 93 rigs was less than the rig count of 105 rigs at December 31, 2024, reflecting the industry-wide activity declines due, in part, to expectations regarding future crude oil prices, increased drilling efficiencies and market consolidation. We expect our rig count in the United States will be in the low-to-mid 90s in the first quarter of 2026. Term contracts help support our operating rig count. Based on contracts in place in the United States as of February 4, 2026, we expect an average of 49 rigs operating under term contracts during the first quarter of 2026 and an average of 27 rigs operating under term contracts during 2026.
We maintain a backlog of commitments for contract drilling services under term contracts, which we define as contracts with a duration of six months or more. Our contract drilling backlog in the United States as of December 31, 2025 and 2024 was approximately $291 million and $426 million, respectively. Approximately 9% of our total contract drilling backlog in the United States at December 31, 2025 is reasonably expected to remain after 2026. See Note 3 of Notes to consolidated financial statements in Item 8 of this Report and “Item 1A. Risk Factors – Our current backlog of contract drilling revenue may decline and may not ultimately be realized, as fixed-term contracts may in certain instances be terminated without an early termination payment.”
In our completion services segment, activity and pricing for the fourth quarter of 2025 were steady compared to the previous quarter. We expect activity to decline slightly in the first quarter due to impacts from first quarter winter weather.
In our drilling products segment, U.S. and Canadian activity remains strong. International revenue was down slightly in the fourth quarter of 2025 compared to the third quarter of 2025 due to lower-than-expected sales in the Middle East, although we delivered revenue growth in several key markets, including Latin America and Asia-Pacific. We expect slightly lower U.S. revenue in the first quarter in this segment due to lower activity, which we expect will be offset by an increase in activity and revenue from our International business.
Cash capital expenditures for 2025 totaled $589 million. This was a decrease from the $678 million of cash capital expenditures in 2024 due to a decrease in business activity in 2025. Additionally, we received proceeds from sale of assets or idle equipment and insurance recoveries of $44.1 million and $25.8 million in 2025 and 2024, respectively. Based on our current outlook for activity, we expect our capital expenditures for 2026 to be approximately $500 million on a gross basis and less than $500 million, net of asset sales.
Recent Developments in Financial Matters — On January 31, 2025, we entered into the Second Amended and Restated Credit Agreement with the lenders party thereto and Wells Fargo Bank, National Association, as administrative agent, and the other parties thereto (the “Credit Agreement”). The Credit Agreement amended and restated our Amended and Restated Credit Agreement dated as of March 27, 2018 (as amended, restated, supplemented or otherwise modified at December 31, 2024, the “Prior Credit Agreement”). The commitments under the Credit Agreement are $500 million, and the loans and commitments under the Credit Agreement mature on January 31, 2030.

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
As of December 31, 2025, we had no borrowings outstanding under our Credit Agreement. We had $5.0 million in letters of credit outstanding under the Credit Agreement at December 31, 2025 and, as a result, had available borrowing capacity of approximately $495 million under the Credit Agreement at that date.
Impact on our Business from Oil and Natural Gas Prices and Other Factors — Our revenues, profitability and cash flows are highly dependent upon prevailing prices for oil and natural gas, expectations about future prices, and our customers’ ability to access, and willingness to deploy, capital to fund their operating and capital expenditures. During periods of improved oil and natural gas prices, the capital spending budgets of oil and natural gas operators tend to expand, which generally results in increased demand for our services. Conversely, in periods when oil and natural gas prices are relatively low or when our customers have a reduced ability to access, or willingness to deploy, capital, the demand for our services generally weakens, and we experience downward pressure on pricing for our services. Even during periods of historically moderate or high prices for oil and natural gas, companies exploring for oil and natural gas may cancel or curtail programs or reduce their levels of capital expenditures for exploration and production for a variety of reasons, including the depletion of capital expenditure budgets and/or meeting annual drilling and completion targets, which could reduce demand for our services. We may also be impacted by delayed customer payments and payment defaults associated with customer liquidity issues and bankruptcies.
The oil and natural gas services industry is cyclical and, at times, experiences downturns in demand. During these periods, there has been substantially more oil and natural gas service equipment available than necessary to meet demand. As a result, oil and natural gas service contractors have had difficulty sustaining profit margins and, at times, have incurred losses during the downturn periods. We cannot predict either the future level of demand for our oil and natural gas services or future conditions in the oil and natural gas service businesses.
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
For the three years ended December 31, 2025, our operating revenues consisted of the following (dollars in thousands):

	2025		2024		2023
Drilling Services	$1,557,642	32.3%	$1,727,810	32.1%	$1,919,759	46.3%
Completion Services	2,892,247	59.9%	3,232,785	60.1%	2,017,440	48.7%
Drilling Products	343,707	7.1%	351,651	6.5%	134,679	3.2%
Other	33,028	0.7%	65,665	1.3%	74,578	1.8%
	$4,826,624	100.0%	$5,377,911	100.0%	$4,146,456	100.0%
Results of Operations
Comparison of the years ended December 31, 2024 and 2023
A discussion of our financial condition and results of operations for the fiscal year ended December 31, 2024 compared to the fiscal year ended December 31, 2023 is included in Part II, Item 7— “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, filed with the SEC on February 11, 2025.

Comparison of the years ended December 31, 2025 and 2024
The following tables summarize results of operations by business segment for the years ended December 31, 2025 and 2024:

	Year Ended December 31,
Drilling Services	2025	2024	% Change

	(Dollars in thousands)
Revenues	$1,557,642	$1,727,810	(9.8%)
Direct operating costs	977,234	1,029,591	(5.1%)
Adjusted gross profit (1)	580,408	698,219	(16.9%)
Selling, general and administrative	16,079	16,502	(2.6)%
Depreciation, amortization and impairment	366,763	477,398	(23.2%)
Other operating expense (income), net	530	—	NA
Operating income (loss)	$197,036	$204,319	(3.6%)
Capital expenditures	$236,517	$264,667	(10.6%)

Operating days – U.S. (2)	36,371	40,899	(11.1%)
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
The decrease in operating days for our U.S. contract drilling business reflects the industry-wide activity declines due, in part, to expectations regarding future crude oil prices, increased drilling efficiencies and market consolidation.
Total revenues declined in line with fewer operating days in our contract drilling business. The decrease was partially offset by a $30 million increase in directional drilling revenue driven by higher activity and job counts.
Direct operating costs decreased due to cost control initiatives and lower activity, although not at the same rate as operating days primarily due to fixed cost leverage. This decrease was partially offset by a $23 million increase in directional drilling operating costs from higher activity.
Depreciation, amortization and impairment expense decreased primarily due to a charge of $114 million related to the abandonment of 42 legacy, non-Tier-1 super-spec drilling rigs and related equipment in 2024. See Note 6 of Notes to consolidated financial statements for additional information.
Capital expenditures decreased primarily due to a reduced capital expenditure budget as well as lower maintenance capital expenditures due to fewer operating days.

	Year Ended December 31,
Completion Services	2025	2024	% Change

	(Dollars in thousands)
Revenues	$2,892,247	$3,232,785	(10.5%)
Direct operating costs	2,461,539	2,658,170	(7.4%)
Adjusted gross profit (1)	430,708	574,615	(25.0%)
Selling, general and administrative	39,816	41,557	(4.2%)
Depreciation, amortization and impairment	463,599	564,155	(17.8%)
Impairment of goodwill	—	885,240	NA
Other operating expense (income), net	6,700	(17,792)	NA
Operating income (loss)	$(79,407)	$(898,545)	(91.2%)
Capital expenditures	$271,528	$320,329	(15.2%)
(1)Adjusted gross profit is defined as revenues less direct operating costs (excluding depreciation, amortization and impairment expense). See Non-GAAP Financial Measures below for a reconciliation of GAAP gross profit to adjusted gross profit by segment.
Completion services revenues and direct operating costs decreased primarily due to our fracturing operations. Revenues and direct operating costs from our fracturing operations decreased by approximately $306 million and $184 million, or 12% and 8%, respectively. Total pumping hours from our fracturing operations were relatively flat year over year, with most of the decline driven by lower service and materials pricing. Other completion services revenue decreased $34 million mainly due to lower service pricing for our wireline and power solutions operations and a decline in activity for our wireline and cementing operations.
Direct operating costs declined due to lower labor costs and improved maintenance efficiencies. This decline was partially offset by an $11 million increase in power solutions operating expenses driven by higher commodity costs.
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
Other operating expense (income), net reflected a legal accrual that was partially offset by a favorable contract settlement, whereas other operating income in 2024 was due to gain on legal settlements.
We reduced capital expenditures in response to changing macroeconomic conditions between the periods.

	Year Ended December 31,
Drilling Products	2025	2024	% Change

	(Dollars in thousands)
Revenues	$343,707	$351,651	(2.3)%
Direct operating costs	196,130	191,107	2.6%
Adjusted gross profit (1)	147,577	160,544	(8.1)%
Selling, general and administrative	33,167	35,860	(7.5)%
Depreciation, amortization and impairment	88,301	100,610	(12.2)%
Operating income (loss)	$26,109	$24,074	8.5%
Capital expenditures	$61,421	$61,687	(0.4)%
(1)Adjusted gross profit is defined as revenues less direct operating costs (excluding depreciation, amortization and impairment expense). See Non-GAAP Financial Measures below for a reconciliation of GAAP gross profit to adjusted gross profit by segment.
The $7.9 million decline in total revenue was primarily driven by reduced activity in Saudi Arabia and a lower U.S. rig count, which together contributed to a $14.1 million decrease. The decrease was partially offset by higher revenues from our Canadian operations where we gained market share, particularly during the second half of 2025, and improved pricing despite a reduction in Canadian rig count.

Direct operating costs increased primarily due to higher-than-normal bit repair expense during the second half of 2025. We enhanced our quality control procedures to offset the impact of these increases, and we observed measurable improvements in late 2025.
Direct operating costs and depreciation, amortization and impairment expense were approximately $2.6 million and $6.5 million higher than they would have otherwise been for the year ended December 31, 2025, respectively, as a result of the step up to fair value of our drill bits in accordance with purchase accounting. Direct operating costs and depreciation, amortization and impairment expense were approximately $7.9 million and $17.7 million higher than they would have otherwise been for the year ended December 31, 2024, respectively, as a result of the step up to fair value of our drill bits in accordance with purchase accounting.

	Year Ended December 31,
Other (1)	2025	2024	% Change

	(Dollars in thousands)
Revenues	$33,028	$65,665	(49.7)%
Direct operating costs	21,599	41,001	(47.3%)
Adjusted gross profit (2)	11,429	24,664	(53.7)%
Selling, general and administrative	110	708	(84.5%)
Depreciation, depletion, amortization and impairment	13,226	24,043	(45.0%)
Operating income (loss)	$(1,907)	$(87)	2092.0%
Capital expenditures	$10,954	$21,813	(49.8)%
(1)Other includes our oilfield rentals business, prior to its divestiture in April 2025, and oil and natural gas working interests.
(2)Adjusted gross profit is defined as revenues less direct operating costs (excluding depreciation, depletion, amortization and impairment expense). See Non-GAAP Financial Measures below for a reconciliation of GAAP gross profit to adjusted gross profit by segment.
The changes for the year ended December 31, 2025 as compared to the year ended December 31, 2024 can be primarily attributed to the divestiture of our oilfield rentals business during the second quarter of 2025. In order to provide a more meaningful basis for comparison, the discussion below is focused on changes between comparable periods excluding the effects of the divestiture.
Excluding the effects of our oilfield rentals business divestiture, the decrease in revenue and direct operating costs was driven by lower realized crude oil prices. Oil prices averaged $65.39 per barrel in 2025 as compared to $76.63 per barrel in 2024.
Excluding the effects of our oilfield rentals business divestiture, depreciation, depletion, amortization and impairment expense, and capital expenditures, were relatively flat between the periods.

	Year Ended December 31,
Corporate	2025	2024	% Change

	(Dollars in thousands)
Selling, general and administrative	$165,900	$173,710	(4.5%)
Merger and integration expense	$1,016	$33,037	(96.9%)
Depreciation	$8,375	$5,667	47.8%
Other operating expense (income), net	$7,370	$7,084	4.0%
Interest income	$6,649	$5,729	16.1%
Interest expense, net of amount capitalized	$(70,508)	$(71,963)	(2.0%)
Other income (expense)	$1,698	$(975)	NA
Capital expenditures	$8,609	$9,890	(13.0%)
Selling, general and administrative expense decreased primarily due to certain severance costs incurred in the fourth quarter of 2024 that did not recur in 2025, as well as a continued focus on cost reduction efforts.
Merger and integration expense decreased due to the timing of the NexTier merger and the Ulterra acquisition, which both closed in the third quarter of 2023.

Depreciation expense increased due to the enhancement of our main corporate office, primarily arising from office consolidation following the NexTier merger and the completion of our digital performance center.
Income Taxes
The effective tax rate increased to 9.6% for 2025 compared to (1.0%) for 2024. Our effective income tax rate fluctuates based on, among other factors, changes in pre-tax income in countries with varying statutory tax rates, changes in valuation allowances, and the impacts of various other permanent adjustments.
We continue to monitor income tax developments, including OECD Pillar 2 legislation, in the United States and other countries where we have legal entities or operations. We will incorporate into our future financial statements the impacts, if any, of future regulations and additional authoritative guidance when finalized.
Liquidity and Capital Resources
Overview
Our primary sources of liquidity are cash and cash equivalents, availability under our Credit Agreement and cash provided by operating activities. As of December 31, 2025, we had approximately $554 million in working capital, including cash, cash equivalents of $419 million, and approximately $495 million available under our Credit Agreement.
Cash Flows
Our cash flows for the fiscal years ended December 31, 2025, 2024 and 2023 are summarized below:

	Year Ended December 31,
	2025	2024	2023

	(in thousands)
Net cash provided by (used in):
Operating activities	$961,219	$1,175,536	$1,005,914
Investing activities	(567,153)	(654,744)	(1,017,590)
Financing activities	(210,732)	(474,992)	65,567
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(3,985)	2,813	1,236
Net increase in cash and cash equivalents and restricted cash	$179,349	$48,613	$55,127
Operating Activities — The decrease in cash provided by operating activities between fiscal years 2025 and 2024 was primarily attributable to lower activity in 2025. The increase in cash provided by operating activities between fiscal years 2024 and 2023 was primarily driven by the increased activities as a result of NexTier merger and Ulterra acquisition during the third quarter of 2023.
Investing Activities — The decrease in cash used in investing activities between fiscal years 2025 and 2024 was primarily attributable to our reduction of capital spending in response to changing industry conditions as well as lower maintenance capital expenditures due to fewer operating days. The decrease was partially offset by investment in an unconsolidated affiliate and investments in internally developed technology. The decrease in cash used in investing activities between fiscal years 2024 and 2023 was primarily driven by the cash paid as part of the NexTier merger and Ulterra acquisition during the third quarter of 2023.
Financing Activities — The decrease in cash used in financing activities between fiscal years 2025 and 2024 was primarily attributable to fewer share repurchases and a reduction in finance lease payments. The decrease in finance lease payments was due to the expiration of finance leases and equipment buyout options exercised during 2024. We derecognized $36.1 million of right‑of‑use assets as a result of these buyout options. The increase in cash used in financing activities between fiscal years 2024 and 2023 was primarily attributable to the issuance of the 2033 Senior Notes in 2023, as well as higher share repurchases and finance lease payments. As part of the Ulterra acquisition and NexTier merger in 2023, we acquired additional finance leases.

Credit Agreement
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
Loans under the Credit Agreement bear interest by reference, at our election, to the SOFR rate (plus a 0.10% per annum adjustment) or base rate, in each case subject to a 0% floor. The applicable margin on SOFR rate loans varies from 1.25% to 2.25% and the applicable margin on base rate loans varies from 0.25% to 1.25%, in each case determined based on our credit rating. As of December 31, 2025, the applicable margin on SOFR rate loans was 1.75% and the applicable margin on base rate loans was 0.75%. A letter of credit fee is payable by us equal to the applicable margin for SOFR rate loans times the daily amount available to be drawn under outstanding letters of credit. The commitment fee rate payable to the lenders varies from 0.15% to 0.35% based on our credit rating.
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
The Credit Agreement contains representations, warranties, affirmative and negative covenants and events of default and associated remedies that we believe are customary for agreements of this nature, including certain restrictions on our ability and the ability of each of our subsidiaries to grant liens and on the ability of each of our non-guarantor subsidiaries to incur debt. If our credit rating is below investment grade at both Moody’s and S&P, we will become subject to a restricted payment covenant, which would generally require us to have a Pro Forma Debt Service Coverage Ratio (as defined in the Credit Agreement) greater than or equal to 1.50 to 1.00 immediately before and immediately after making any restricted payment. Restricted payments include, among other things, dividend payments, repurchases of our common stock, distributions to holders of our common stock or any other payment or other distribution to third parties on account of our or our subsidiaries’ equity interests. Our credit rating is currently investment grade at both credit rating agencies. The Credit Agreement also requires that our total debt to capitalization ratio, expressed as a percentage, not exceed 50% as of the last day of each fiscal quarter. The Credit Agreement generally defines the total debt to capitalization ratio as the ratio of (a) total borrowed money indebtedness to (b) the sum of such indebtedness plus consolidated net worth, with consolidated net worth determined as of the end of the most recently ended fiscal quarter. We were in compliance with the covenants under the Credit Agreement at December 31, 2025.
Reimbursement Agreement
On March 16, 2015, we entered into a Reimbursement Agreement (as amended from time to time, the “Reimbursement Agreement”) with The Bank of Nova Scotia (“Scotiabank”), pursuant to which we may from time to time request that Scotiabank issue an unspecified amount of letters of credit. As of December 31, 2025, we had $32.0 million in letters of credit outstanding under the Reimbursement Agreement.
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

We had $39.1 million of outstanding letters of credit at December 31, 2025, which was comprised of $32.0 million outstanding under the Reimbursement Agreement, $5.0 million outstanding under the Credit Agreement, and $2.0 million outstanding with financial institutions providing for short-term borrowing capacity, overdraft protection and bonding requirements. We maintain these letters of credit primarily for the benefit of various insurance companies as collateral for retrospective premiums and retained losses which could become payable under terms of the underlying insurance contracts and compliance with contractual obligations. These letters of credit expire annually at various times during the year and are typically renewed. As of December 31, 2025, no amounts had been drawn under the letters of credit. As of December 31, 2025, we had $37.0 million in surety bond exposure issued as financial assurance on an insurance agreement.
Our outstanding long-term debt at December 31, 2025 was $1.2 billion and consisted of $483 million of our 3.95% Senior Notes due 2028, $345 million of our 5.15% Senior Notes due 2029 and $400 million of our 7.15% Senior Notes due 2033. We were in compliance with all covenants under the associated agreements and indentures at December 31, 2025.
For a full description of the Credit Agreement, the Reimbursement Agreement and our senior notes, see Note 9 of Notes to consolidated financial statements included as a part of Item 8 of this Report.
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
The majority of our capital expenditures are expected to be used for normal, recurring items necessary to support our business. A portion of our capital expenditures can be adjusted and managed by us to match market demand and activity. Based on our current outlook for activity, we expect our capital expenditures for 2026 to be approximately $500 million on a gross basis and less than $500 million, net of asset sales.
Sources and Uses of Cash
During 2025, our sources of cash flow included:
•$1.0 billion from operating activities, and
•$44.1 million in proceeds from the disposal of property and equipment, including insurance recoveries.
During 2025, our uses of cash flow included:
•$589 million to make capital expenditures for the betterment and refurbishment of drilling services and completion services equipment and, to a much lesser extent, equipment for our other businesses, to acquire and procure equipment to support our drilling services, completion services, drilling products and other operations,
•$122 million to pay dividends on our common stock,
•$69.6 million for repurchases of our common stock,
•$10.5 million for an investment in an unconsolidated affiliate,
•$6.4 million to repay the Equipment Loans,
•$7.8 million for payments related to finance leases, and
•$16.2 million for other investing and financing activities.

We paid cash dividends during the year ended December 31, 2025 as follows:

	Per Share	Total
		(in thousands)
Paid on March 17, 2025	$0.08	$30,877
Paid on June 16, 2025	0.08	30,742
Paid on September 15, 2025	0.08	30,495
Paid on December 15, 2025	0.08	30,339
Total cash dividends	$0.32	$122,453
On February 4, 2026, our Board of Directors approved a cash dividend on our common stock in the amount of $0.10 per share to be paid on March 16, 2026 to holders of record as of March 2, 2026. The amount and timing of all future dividend payments, if any, are subject to the discretion of the Board of Directors and will depend upon business conditions, results of operations, financial condition, terms of our debt agreements and other factors. Our Board of Directors may, without advance notice, reduce or suspend our dividend for any reason, including to improve our financial flexibility and position our company for long-term success. There can be no assurance that we will pay a dividend in the future.
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
In September 2013, our Board of Directors approved a stock buyback program. In February 2024, our Board of Directors approved an increase of the authorization under the stock buyback program to allow for an aggregate of $1.0 billion of future share repurchases. All purchases executed to date have been through open market transactions. Purchases under the buyback program are made at management’s discretion, at prevailing prices, subject to market conditions and other factors. Purchases may be made at any time without prior notice. There is no expiration date associated with the buyback program. As of December 31, 2025, we had remaining authorization to purchase approximately $694 million of our outstanding common stock under the stock buyback program. Shares of stock purchased under the buyback program are held as treasury shares.
We acquired shares of stock from employees during 2025, 2024 and 2023 that are accounted for as treasury stock. Certain of these shares were acquired to satisfy the exercise price and employees’ tax withholding obligations upon the exercise of stock options. The remainder of these shares were acquired to satisfy payroll withholding obligations upon the settlement of performance unit awards and the vesting of restricted stock units. These shares were acquired at fair market value. These acquisitions were made pursuant to the terms of the Patterson-UTI Energy, Inc. Amended and Restated 2014 Long-Term Incentive Plan, as amended (the “2014 Plan”), the Patterson-UTI Energy, Inc. 2021 Long-Term Incentive Plan (the “2021 Plan”), the NexTier Oilfield Solutions Inc. Equity and Incentive Award Plan and the NexTier Oilfield Solutions Inc. (Former C&J Energy) Management Incentive Plan, and not pursuant to the stock buyback program.

Treasury stock acquisitions during the years ended December 31, 2025, 2024 and 2023 were as follows (dollars in thousands):

	2025		2024		2023
	Shares	Cost	Shares	Cost	Shares	Cost
Treasury shares at beginning of period	133,440,028	$1,951,067	105,580,011	$1,657,675	88,758,722	$1,453,079
Purchases pursuant to stock buyback program	10,278,723	65,274	26,646,698	280,327	14,086,229	168,631
Acquisitions pursuant to long-term incentive plan	716,501	4,373	1,213,319	13,065	2,735,060	35,965
Treasury shares at end of period	144,435,252	$2,020,714	133,440,028	$1,951,067	105,580,011	$1,657,675
Commitments — As of December 31, 2025, we had commitments to purchase major equipment totaling approximately $47.5 million.

Our completion services segment has entered into agreements to purchase minimum quantities of proppants from certain vendors. As of December 31, 2025, the remaining minimum obligation under these agreements was approximately $21.7 million, of which approximately $16.9 million and $4.8 million relate to 2026 and 2027, respectively.
See Note 10 of Notes to consolidated financial statements in Item 8 of this Report for additional information on our current commitments and contingencies as of December 31, 2025.
Operating lease liabilities totaled $46.3 million and finance lease liabilities totaled $13.2 million at December 31, 2025. See Note 13 of Notes to consolidated financial statements in Item 8 of this Report for additional information on our operating and finance leases as of December 31, 2025.
We anticipate $45.1 million of expenditures in 2026 related to various contractual obligations such as certain commitments to purchase proppants and lease liabilities.
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
Depreciation and amortization — Our industry is very capital intensive, as property and equipment represented 48.7% of our total assets as of December 31, 2025 and depreciation, depletion, amortization and impairment represented 19.3% of our total operating costs and expenses in 2025. Our property and equipment is carried at cost less accumulated depreciation and amortization. No provision for salvage value is considered in determining depreciation of our property and equipment. We calculate depreciation and amortization on our assets based on the estimated useful lives that we believe are reasonable. The estimated useful lives are subject to key assumptions such as maintenance, utilization and job variation. These estimates may change due to a number of factors such as changes in operating conditions or advances in technology. The method of depreciation does not change whenever equipment becomes idle. Maintenance and repairs are charged to expense when incurred. Renewals and betterments which extend the life or improve existing property and equipment are capitalized.
The following table outlines a 10% change in the useful lives on our major categories of property and equipment and the impact on operating income for the year ended December 31, 2025:

	Useful Lives	Change	Impact (in thousands)
Drilling services equipment	1-15 years	10%	$58,353
Completion services equipment	1-25 years	10%	38,971
			$97,324

Impairment of long-lived assets — We review our long-lived assets, including property and equipment and definite-lived intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amounts of certain assets may not be recovered over their estimated remaining useful lives (“triggering events”). In connection with this review, assets are grouped at the lowest level at which identifiable cash flows are largely independent of other asset groupings. We estimate undiscounted future cash flows over the life of the respective assets or asset groupings in our assessment of its recoverability. These estimates of cash flows are based on historical trends in the industry as well as our expectations regarding the continuation of these trends in the future.

During the second quarter of 2025, negative market indicators such as lower industry-wide drilling rig and pressure pumping fleet count forecasts, increased volatility and margin compression for certain of our asset groups led to our reduced outlook for activity. The reduction in activity forecasts combined with the decline in the market price of our common stock were considered a triggering event indicating certain of our long-lived tangible and intangible assets may be impaired. We deemed it necessary to perform recoverability tests on our hydraulic fracturing asset group within our completion services reporting unit and our Latin American contract drilling asset group during the second quarter of 2025. We estimated future cash flows over the expected remaining life of the primary asset for each asset group.
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

Goodwill — We assess goodwill at least annually on July 31, or more frequently when events or circumstances occur indicating recorded goodwill may be impaired. Goodwill is tested at the reporting unit level, which is at or one level below our operating segments. We determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value after considering qualitative, market and other factors. Any necessary goodwill impairment is determined using a quantitative impairment test. If the resulting fair value of goodwill is less than the carrying value of goodwill, an impairment loss would be recognized for the amount of the shortfall. The fair value of a reporting unit is determined using significant unobservable inputs, or level 3 in the fair value hierarchy. These inputs are based on forecasts and significant judgment.
We determined our drilling products operating segment consists of a single reporting unit to which the goodwill from our 2023 acquisition of Ulterra was allocated. We determined our completion services operating segment consisted of two reporting units: completion services, which was primarily comprised of our hydraulic fracturing operations and other integrated service offerings, and cementing services.
During the fourth and third quarters of 2025, we evaluated whether events or changes in circumstances indicated that the fair value of our goodwill may be less than its carrying amount. As part of this qualitative assessment, we considered the results of our most recent quantitative analysis performed in the second quarter of 2025, along with other factors such as macroeconomic conditions, market trends and indicators of potential changes in the fair value of our reporting units. Based on this assessment, we concluded that it was more likely than not that the fair value of our goodwill exceeded its carrying amount. Therefore, no impairment was indicated, and a Step 1 quantitative goodwill impairment test was not required.
During the second quarter of 2025, we viewed the reduction in activity forecasts combined with the decline in the market price of our common stock as a triggering event that warranted a quantitative assessment for goodwill impairment.

We estimated the fair value of the drilling products and cementing services reporting units using the income approach. Under this approach, we used a discounted cash flow model, which utilized present values of cash flows to estimate fair value. Forecasted cash flows reflected known market conditions in the second quarter of 2025 and the expected market outlook. Future cash flows were projected based on estimates of revenue growth rates, gross profit, selling, general and administrative expense, changes in working capital, and capital expenditures. The terminal period used within the discounted cash flow model included a growth rate. Future cash flows were then discounted using a market-participant, risk-adjusted weighted average cost of capital. Financial and credit market volatility directly impacts our fair value measurement through the weighted average cost of capital used to determine a discount rate. During times of volatility, significant judgment must be applied to determine whether credit market changes are a short-term or long-term trend.
The forecast for the cementing services reporting unit assumed lower activity in 2026 compared to estimated average activity for full year 2025 and moderate growth estimates thereafter. Those estimates were based on future drilling rig count forecasts during the second quarter of 2025 and estimated market share. Based on the results of the goodwill impairment test, the fair value of the cementing services reporting unit exceeded its carrying value with a substantial cushion. Accordingly, no impairment was recorded in the second quarter of 2025.
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
We continue to monitor income tax developments, including OECD Pillar 2 legislation, in the United States and other countries where we have legal entities. We recognize tax benefits related to uncertain tax positions when, in our judgment, it is more likely than not that such positions will be sustained on examination, including resolutions of any related appeals or litigation, based on the technical merits. We adjust our liabilities for uncertain tax positions when our judgment changes as a result of new information previously unavailable. We routinely monitor the potential impact of these situations. As of December 31, 2025, we have no unrecognized tax benefits.
Volatility of Oil and Natural Gas Prices and its Impact on Operations and Financial Condition
Our revenues, profitability and cash flows are highly dependent upon prevailing prices for oil and natural gas, expectations about future prices, and our customers’ ability to access, and willingness to deploy, capital to fund their operating and capital expenditures. Commodity prices have historically been volatile, but were relatively range-bound from the end of 2022 through the first quarter of 2025. The current demand for equipment and services remains impacted by macro conditions, including commodity prices, geopolitical environment, changes to international tariffs and trade policies, inflationary pressures, economic conditions in the United States and elsewhere, as well as customer consolidation and focus by exploration and production companies and service companies on capital returns. During the second quarter of 2025, global economic conditions deteriorated, in part, because of enacted and proposed trade policies and tariffs by the United States and other governments, as well as uncertainty regarding potential future changes to global trade policies and tariffs. Additionally, during the second quarter of 2025, OPEC+ countries began phasing out voluntary crude oil production cuts, leading to an increase in global supply. These developments, combined with rising geopolitical tensions— particularly in the Middle East— heightened uncertainty in global energy markets, which contributed to a decline in our share price, lowered average crude oil futures prices and increased uncertainty regarding the future economic environment in which we operate. During the second half of 2025, global economic conditions and the global energy market remained uncertain, with ongoing effects from trade policy uncertainty, the phase-out of voluntary crude oil production cuts by OPEC+ countries, and downward pressure on crude oil futures prices. While the full effects are yet to be determined, prolonged trade tensions and sustained lower crude oil futures prices could adversely affect our future outlook on activity and profitability. Oil prices averaged $59.62 per barrel in the fourth quarter of 2025. Natural gas prices (based on the Henry Hub Spot Market Price) averaged $3.73 per MMBtu in the fourth quarter of 2025.
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

	Year Ended December 31,
	2025	2024	2023

	(in thousands)
Net income (loss)	$(93,054)	$(966,399)	$245,952
Income tax expense (benefit)	(9,937)	9,453	61,152
Net interest expense	63,859	66,234	46,748
Depreciation, depletion, amortization and impairment	940,264	1,171,873	731,416
Legal accruals and settlements	15,415	(17,792)	—
Impairment of goodwill	—	885,240	—
Merger and integration expense	1,016	33,037	98,077
Adjusted EBITDA	$917,563	$1,181,646	$1,183,345

Adjusted Gross Profit
We define “Adjusted gross profit” as revenues less direct operating costs (excluding depreciation, depletion, amortization and impairment expense, which does not include impairment of goodwill). Adjusted gross profit is included as a supplemental disclosure because it is a useful indicator of our operating performance.

	Drilling Services	Completion Services	Drilling Products	Other

	(in thousands)
For the year ended December 31, 2025
Revenues	$1,557,642	$2,892,247	$343,707	$33,028
Less direct operating costs	(977,234)	(2,461,539)	(196,130)	(21,599)
Less depreciation, depletion, amortization and impairment	(366,763)	(463,599)	(88,301)	(13,226)
GAAP gross profit (loss)	213,645	(32,891)	59,276	(1,797)
Depreciation, depletion, amortization and impairment	366,763	463,599	88,301	13,226
Adjusted gross profit (loss)	$580,408	$430,708	$147,577	$11,429

For the year ended December 31, 2024
Revenues	$1,727,810	$3,232,785	$351,651	$65,665
Less direct operating costs	(1,029,591)	(2,658,170)	(191,107)	(41,001)
Less depreciation, depletion, amortization and impairment	(477,398)	(564,155)	(100,610)	(24,043)
GAAP gross profit (loss)	220,821	10,460	59,934	621
Depreciation, depletion, amortization and impairment	477,398	564,155	100,610	24,043
Adjusted gross profit (loss)	$698,219	$574,615	$160,544	$24,664

For the year ended December 31, 2023
Revenues	$1,919,759	$2,017,440	$134,679	$74,578
Less direct operating costs	(1,119,200)	(1,567,940)	(81,555)	(42,624)
Less depreciation, depletion, amortization and impairment	(364,312)	(283,230)	(48,467)	(28,237)
GAAP gross profit (loss)	436,247	166,270	4,657	3,717
Depreciation, depletion, amortization and impairment	364,312	283,230	48,467	28,237
Adjusted gross profit (loss)	$800,559	$449,500	$53,124	$31,954

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
As of December 31, 2025, we would have had exposure to interest rate market risk associated with any outstanding borrowings and letters of credit that we had under the Credit Agreement and amounts owed under the Reimbursement Agreement.
Loans under the Credit Agreement bear interest by reference, at our election, to the SOFR rate (plus a 0.10% per annum adjustment) or base rate, in each case subject to a 0% floor. The applicable margin on SOFR rate loans varies from 1.25% to 2.25% and the applicable margin on base rate loans varies from 0.25% to 1.25%, in each case determined based on our credit rating. As of December 31, 2025, the applicable margin on SOFR rate loans was 1.75% and the applicable margin on base rate loans was 0.75%. A letter of credit fee is payable by us equal to the applicable margin for SOFR rate loans times the daily amount available to be drawn under outstanding letters of credit. The commitment fee rate payable to the lenders varies from 0.15% to 0.35% based on our credit rating. As of December 31, 2025, we had $5.0 million in letters of credit outstanding under the Credit Agreement and, as a result, had available borrowing capacity of approximately $495 million at that date.
Under the terms of the Reimbursement Agreement, we will reimburse Scotiabank on demand for any amounts that Scotiabank has disbursed under any of our letters of credit issued thereunder. We are obligated to pay Scotiabank interest on all amounts not paid by us on the date of demand or when otherwise due at the Prime rate plus 2.00% per annum.
Our functional currency is primarily the U.S. dollar. Approximately 98% of our revenue during 2025 was denominated in U.S. dollars. As such, we do not believe we are significantly exposed to foreign currency exchange risk. However, a portion of our revenues in foreign countries are denominated in U.S. dollars, and therefore, changes in foreign currency exchange rates impact our earnings to the extent that costs associated with those U.S. dollar revenues are denominated in the local currency. Similarly, some of our revenues are denominated in foreign currencies, but have associated U.S. dollar costs, which also give rise to foreign currency exchange rate exposure.
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
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.
Item 9A. Controls and Procedures.
Disclosure Controls and Procedures:
Under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act, as of the end of the period covered by this Report. Based on this evaluation, our CEO and CFO concluded that, as of December 31, 2025, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and is accumulated and reported to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.
Management’s Report on Internal Control over Financial Reporting:
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our CEO and CFO, we carried out an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2025, based on the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management has concluded that our internal control over financial reporting was effective as of December 31, 2025.

The effectiveness of our internal control over financial reporting as of December 31, 2025 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears on page F-2 of this Report and which is incorporated by reference into Item 8 of this Report.
Changes in Internal Control over Financial Reporting:
There have been no changes to our internal control over financial reporting during the most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information.
During the three months ended December 31, 2025, no director or officer of our company adopted or terminated any trading arrangements for the sale of shares of our common stock.
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

10.7
Form of Non-Employee Director Restricted Stock Unit Award Agreement (filed February 11, 2025 as Exhibit 10.8 to our Annual Report on Form 10-K for the year ended December 31, 2024 and incorporated herein by reference).*

10.8	Form of Executive Officer Share-Settled Performance Share Award Agreement (filed August 3, 2021 as Exhibit 10.3 to our Quarterly Report on Form 10-Q and incorporated herein by reference).*

10.9	Form of Executive Officer Share-Settled Performance Share Award Agreement (filed July 29, 2024 as Exhibit 10.2 to our Quarterly Report on Form 10-Q and incorporated herein by reference).*

10.10	Form of Executive Officer Restricted Stock Unit Award Agreement (filed July 29, 2025 as Exhibit 10.1 to our Quarterly Report on Form 10-Q and incorporated herein by reference).*

10.11	Form of Executive Officer Cash-Settled Restricted Stock Unit Award Agreement (filed July 29, 2025 as Exhibit 10.2 to our Quarterly Report on Form 10-Q and incorporated herein by reference).*

10.12	Form of Executive Officer Cash-Settled Performance Unit Award Agreement (filed July 29, 2025 as Exhibit 10.3 to our Quarterly Report on Form 10-Q and incorporated herein by reference).*

10.13	Form of Executive Officer Performance Unit Award Agreement (Free Cash Flow Return) (filed July 29, 2025 as Exhibit 10.4 to our Quarterly Report on Form 10-Q and incorporated herein by reference).*

10.14	Patterson-UTI Energy, Inc. Qualified Retiree Program (filed July 29, 2024 as Exhibit 10.3 to our Quarterly Report on Form 10-Q and incorporated herein by reference).*

10.15
Form of Letter Agreement regarding termination, effective as of January 29, 2004, entered into by Patterson-UTI Energy, Inc. with Kenneth N. Berns (filed on February 25, 2005 as Exhibit 10.23 to our Annual Report on Form 10-K for the year ended December 31, 2004 and incorporated herein by reference).*

10.16
Employment Agreement, dated as of January 1, 2023, by and between Patterson-UTI Energy, Inc. and James M. Holcomb (filed on January 3, 2023 as Exhibit 10.1 to our Current Report on Form 8-K and incorporated herein by reference).*

10.17
Letter Agreement, dated August 30, 2023, by and between Patterson-UTI Energy, Inc. and James M. Holcomb (filed September 1, 2023 as Exhibit 10.7 to our Current Report on Form 8-K and incorporated herein by reference).*

10.18
Letter Agreement, dated August 27, 2024, by and between Patterson-UTI Energy, Inc. and James M. Holcomb (filed September 3, 2024 as Exhibit 10.1 to our Current Report on Form 8-K and incorporated herein by reference).*

10.19
Promotion Letter Agreement, effective August 8, 2025, by and between Patterson-UTI Energy, Inc. and James M. Holcomb (filed October 28, 2025 as Exhibit 10.1 to our Quarterly Report on Form 10-Q and incorporated herein by reference).*

10.20
Employment Agreement, effective as of August 1, 2016, by and between Patterson-UTI Energy, Inc. and William Andrew Hendricks, Jr. (filed August 2, 2016 as Exhibit 10.2 to our Quarterly Report on Form 10-Q and incorporated herein by reference).*

10.21
First Amendment to Employment Agreement, effective as April 9, 2021, by and between Patterson-UTI Energy, Inc. and William Andrew Hendricks, Jr. (filed August 3, 2021 as Exhibit 10.4 to our Quarterly Report on Form 10-Q and incorporated herein by reference).*

10.22
Employment Agreement, effective as of August 1, 2016, by and between Patterson-UTI Energy, Inc. and Seth D. Wexler (filed February 13, 2017 as Exhibit 10.20 to our Annual Report on Form 10-K for the year ended December 31, 2016 and incorporated herein by reference).*

10.23
First Amendment to Employment Agreement, effective as April 9, 2021, by and between Patterson-UTI Energy, Inc. and Seth D. Wexler (filed August 3, 2021 as Exhibit 10.6 to our Quarterly Report on Form 10-Q and incorporated herein by reference).*

10.24
Employment Agreement, dated as of September 3, 2017, between Patterson-UTI Energy, Inc. and C. Andrew Smith (filed September 8, 2017 as Exhibit 10.2 to our Current Report on Form 8-K and incorporated herein by reference).*

10.25
First Amendment to Employment Agreement, effective as April 9, 2021, by and between Patterson-UTI Energy, Inc. and C. Andrew Smith (filed August 3, 2021 as Exhibit 10.5 to our Quarterly Report on Form 10-Q and incorporated herein by reference).*

10.26
Patterson-UTI Energy, Inc. Change in Control Agreement, effective as of January 29, 2004, by and between Patterson-UTI Energy, Inc. and Kenneth N. Berns (filed on February 4, 2004 as Exhibit 10.5 to our Annual Report on Form 10-K for the year ended December 31, 2003 and incorporated herein by reference).*

10.27
First Amendment to Change in Control Agreement Between Patterson-UTI Energy, Inc. and Kenneth N. Berns, entered into November 1, 2007 (filed November 5, 2007 as Exhibit 10.11 to our Quarterly Report on Form 10-Q and incorporated herein by reference).*

10.28
Separation Agreement and General Release of Claims, dated September 1, 2023, by and between NexTier Oilfield Solutions Inc. and Robert W. Drummond (filed September 1, 2023 as Exhibit 10.6 to our Current Report on Form 8-K and incorporated herein by reference).*

10.29
Form of Indemnification Agreement entered into by Patterson-UTI Energy, Inc. with each of its directors and executive officers (filed April 28, 2004 as Exhibit 10.11 to our Annual Report on Form 10-K, as amended, for the year ended December 31, 2003 and incorporated herein by reference).*

10.30
Second Amended and Restated Credit Agreement, dated January 31, 2025, by and among Patterson-UTI Energy, Inc., Wells Fargo Bank, National Association, as administrative agent, letter of credit issuer, swing line lender and a lender and each of the other letter of credit issuers and lenders party thereto with the lenders party thereto (filed February 3, 2025 as Exhibit 10.1 to our Current Report on Form 8-K and incorporated herein by reference).

10.31
Reimbursement Agreement, dated as of March 16, 2015, by and between Patterson-UTI Energy, Inc. and The Bank of Nova Scotia (filed March 16, 2015 as Exhibit 10.1 to our Current Report on Form 8-K and incorporated herein by reference).

10.32
Amendment No. 1 to Reimbursement Agreement, dated as of October 16, 2024, by and between Patterson-UTI Energy, Inc. and The Bank of Nova Scotia (filed February 11, 2025 as Exhibit 10.34 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 and incorporated herein by reference).

19.1	Insider Trading Compliance Policy (filed February 11, 2025 as Exhibit 19.1 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 and incorporated herein by reference).

19.2	Insider Trading Compliance Memorandum (filed February 11, 2025 as Exhibit 19.2 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 and incorporated herein by reference).

21.1	Subsidiaries of the Registrant.+

23.1	Consent of Independent Registered Public Accounting Firm.+

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.+

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.+

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.++

97	Patterson-UTI Energy, Inc. Clawback Policy (filed February 27, 2024 as Exhibit 97 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 and incorporated herein by reference).

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.+

101.SCH	Inline XBRL Taxonomy Extension Schema Document+

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document+

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document+

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document+

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document+

104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101).
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
None.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Patterson-UTI Energy, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Patterson-UTI Energy, Inc. and its subsidiaries (the "Company") as of December 31, 2025 and 2024, and the related consolidated statements of operations, of comprehensive income (loss), of changes in stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2025, including the related notes and schedule of valuation and qualifying accounts for each of the three years in the period ended December 31, 2025 appearing on page S-1 (collectively referred to as the "consolidated financial statements"). We also have audited the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Goodwill Impairment Assessment – Drilling Products Reporting Unit

As described in Note 7 to the consolidated financial statements, the Company’s goodwill balance for the drilling products reporting unit was $450.5 million as of December 31, 2025. Management evaluates goodwill for impairment at least annually on July 31, or more frequently when events and circumstances occur indicating recorded goodwill may be impaired. Management estimated the fair value of the drilling products reporting unit using the income approach. Under this approach, management used a discounted cash flow model, which utilizes present values of cash flows to estimate fair value. Future cash flows were projected based on estimates of revenue growth rates, gross profit, selling, general and administrative expenses, changes in working capital, and capital expenditures. The terminal period used within the discounted cash flow model included a growth rate. Future cash flows were then discounted using a market-participant, risk-adjusted weighted average cost of capital.

The principal considerations for our determination that performing procedures relating to the goodwill impairment assessment of the drilling products reporting unit is a critical audit matter are (i) the significant judgment by management when developing the fair value estimate of the drilling products reporting unit; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to estimates of certain revenue growth rates, gross profit, selling, general and administrative expenses, terminal period growth rate and the discount rate; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s goodwill impairment assessment, including controls over the valuation of the drilling products reporting unit. These procedures also included, among others (i) testing management’s process for developing the fair value estimate of the drilling products reporting unit; (ii) evaluating the appropriateness of the income approach used by management; (iii) testing the completeness and accuracy of the underlying data used in the income approach; and (iv) evaluating the reasonableness of the significant assumptions used by management related to estimates of certain revenue growth rates, gross profit, selling, general and administrative expenses, terminal period growth rate and the discount rate. Evaluating management’s assumptions related to estimates of certain revenue growth rates, gross profit and selling, general and administrative expenses involved evaluating whether the assumption used by management was reasonable considering (i) the current and past performance of the drilling products reporting unit; (ii) the consistency with external market and industry data; and (iii) whether the assumption was consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in evaluating (i) the appropriateness of the income approach and (ii) the reasonableness of the terminal period growth rate and discount rate assumptions.

/s/ PricewaterhouseCoopers LLP

Houston, Texas
February 10, 2026

We have served as the Company’s auditor since 1993.

PATTERSON-UTI ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2025	2024
	(In thousands, except share data)
ASSETS
Current assets:
Cash, cash equivalents and restricted cash	$420,642	$241,293
Accounts receivable, net of allowance for credit losses of $14,469 and $15,047 at December 31, 2025 and 2024, respectively	723,277	763,806
Inventory	160,280	167,023
Other current assets	113,892	123,193
Total current assets	1,418,091	1,295,315
Property and equipment, net	2,711,037	3,010,342
Operating lease right of use asset	42,982	44,385
Finance lease right of use asset	14,932	27,018
Goodwill	487,388	487,388
Intangible assets, net	814,810	929,610
Deposits on equipment purchases	11,757	15,699
Other assets	69,469	23,709
Total assets	$5,570,466	$5,833,466

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$470,782	$421,318
Accrued liabilities	366,488	385,751
Operating lease liability	18,652	13,322
Finance lease liability	7,720	15,214
Current maturities of long-term debt	—	6,388
Total current liabilities	863,642	841,993
Long-term operating lease liability	27,607	34,305
Long-term finance lease liability	5,453	10,216
Long-term debt, net of debt discount and issuance costs of $6,362 and $7,637 at December 31, 2025 and 2024, respectively	1,221,038	1,219,770
Deferred tax liabilities, net	215,818	238,097
Other liabilities	12,193	13,241
Total liabilities	2,345,751	2,357,622
Commitments and contingencies (see Note 10)
Stockholders’ equity:
Preferred stock, par value $0.01; authorized 1,000,000 shares, no shares issued	—	—
Common stock, par value $0.01; authorized 800,000,000 and 800,000,000 shares with 523,736,898 and 520,784,783 issued and 379,301,646 and 387,344,755 outstanding at December 31, 2025 and 2024, respectively	5,236	5,206
Additional paid-in capital	6,492,862	6,453,606
Retained earnings (deficit)	(1,257,691)	(1,039,338)
Accumulated other comprehensive income (loss)	(1,155)	(2,584)
Treasury stock, at cost, 144,435,252 shares and 133,440,028 shares at December 31, 2025 and 2024, respectively	(2,020,714)	(1,951,067)
Total stockholders’ equity attributable to controlling interests	3,218,538	3,465,823
Noncontrolling interest	6,177	10,021
Total equity	3,224,715	3,475,844
Total liabilities and stockholders’ equity	$5,570,466	$5,833,466
The accompanying notes are an integral part of these consolidated financial statements.

PATTERSON-UTI ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2025	2024	2023
	(In thousands, except per share data)
Operating revenues:
Drilling Services	$1,557,642	$1,727,810	$1,919,759
Completion Services	2,892,247	3,232,785	2,017,440
Drilling Products	343,707	351,651	134,679
Other	33,028	65,665	74,578
Total operating revenues	4,826,624	5,377,911	4,146,456

Operating costs and expenses:
Drilling Services	977,234	1,029,591	1,119,200
Completion Services	2,461,539	2,658,170	1,567,940
Drilling Products	196,130	191,107	81,555
Other	21,599	41,001	42,624
Depreciation, depletion, amortization and impairment	940,264	1,171,873	731,416
Impairment of goodwill	—	885,240	—
Selling, general and administrative	255,072	268,337	169,962
Merger and integration expense	1,016	33,037	98,077
Other operating expense (income), net	14,600	(10,708)	(16,272)
Total operating costs and expenses	4,867,454	6,267,648	3,794,502
Operating income (loss)	(40,830)	(889,737)	351,954

Other income (expense):
Interest income	6,649	5,729	6,122
Interest expense, net of amount capitalized	(70,508)	(71,963)	(52,870)
Other income (expense)	1,698	(975)	1,898
Total other income (expense)	(62,161)	(67,209)	(44,850)

Income (loss) before income taxes	(102,991)	(956,946)	307,104

Income tax expense (benefit)	(9,937)	9,453	61,152

Net income (loss)	(93,054)	(966,399)	245,952

Net income (loss) attributable to noncontrolling interest	581	1,632	(340)

Net income (loss) attributable to common stockholders	$(93,635)	$(968,031)	$246,292

Net income (loss) attributable to common stockholder per common share:
Basic	$(0.24)	$(2.44)	$0.88
Diluted	$(0.24)	$(2.44)	$0.88

Weighted average number of common shares outstanding:
Basic	383,465	397,196	279,501
Diluted	383,465	397,196	280,061
The accompanying notes are an integral part of these consolidated financial statements.

PATTERSON-UTI ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
	2025	2024	2023

	(In thousands)
Net income (loss)	$(93,054)	$(966,399)	$245,952
Other comprehensive income (loss):
Foreign currency translation adjustment, net of taxes of $0 for all periods	1,429	(3,056)	472
Comprehensive income (loss)	(91,625)	(969,455)	246,424
Less: comprehensive income (loss) attributable to noncontrolling interest	581	1,632	(340)
Comprehensive income (loss) attributable to common stockholders	$(92,206)	$(971,087)	$246,764
The accompanying notes are an integral part of these consolidated financial statements.

PATTERSON-UTI ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Noncontrolling Interest	Total
	Number of Shares	Amount
	(In thousands)
Balance, December 31, 2022	302,326	$3,023	$3,202,973	$(87,394)	$—	$(1,453,079)	$—	$1,665,523
Net income (loss)	—	—	—	246,292	—	—	(340)	245,952
Noncontrolling interest	—	—	—	—	—	—	8,729	8,729
Foreign currency translation adjustment	—	—	—	—	472	—	—	472
Issuance of common stock - Ulterra acquisition	34,900	349	521,057	—	—	—	—	521,406
Issuance of common stock - NexTier merger	172,092	1,720	2,564,175	—	—	—	—	2,565,895
Issuance of replacement awards related to NexTier merger	—	—	72,413	—	—	—	—	72,413
Issuance of restricted stock	1,077	10	(10)	—	—	—	—	—
Vesting of restricted stock units	6,380	64	(64)	—	—	—	—	—
Stock-based compensation	—	—	46,750	—	—	—	—	46,750
Payment of cash dividends ($0.32 per share)	—	—	—	(100,034)	—	—	—	(100,034)
Dividend equivalents	—	—	—	(1,829)	—	—	—	(1,829)
Purchase of treasury stock	—	—	—	—	—	(204,596)	—	(204,596)
Balance, December 31, 2023	516,775	$5,166	$6,407,294	$57,035	$472	$(1,657,675)	$8,389	$4,820,681
Net income (loss)	—	—	—	(968,031)	—	—	1,632	(966,399)
Foreign currency translation adjustment	—	—	—	—	(3,056)	—	—	(3,056)
Issuance of restricted stock	719	7	(7)	—	—	—	—	—
Vesting of restricted stock units	3,291	33	(33)	—	—	—	—	—
Stock-based compensation	—	—	46,352	—	—	—	—	46,352
Payment of cash dividends ($0.32 per share)	—	—	—	(126,791)	—	—	—	(126,791)
Dividend equivalents	—	—	—	(1,551)	—	—	—	(1,551)
Purchase of treasury stock	—	—	—	—	—	(293,392)	—	(293,392)
Balance, December 31, 2024	520,785	$5,206	$6,453,606	$(1,039,338)	$(2,584)	$(1,951,067)	$10,021	$3,475,844
Net income (loss)	—	—	—	(93,635)	—	—	581	(93,054)
Distributions to noncontrolling interest	—	—	—	—	—	—	(4,425)	(4,425)
Foreign currency translation adjustment	—	—	—	—	1,429	—	—	1,429
Vesting of restricted stock units	2,952	30	(30)	—	—	—	—	—
Stock-based compensation	—	—	39,286	—	—	—	—	39,286
Payment of cash dividends ($0.32 per share)	—	—	—	(122,453)	—	—	—	(122,453)
Dividend equivalents	—	—	—	(2,265)	—	—	—	(2,265)
Purchase of treasury stock	—	—	—	—	—	(69,647)	—	(69,647)
Balance, December 31, 2025	523,737	$5,236	$6,492,862	$(1,257,691)	$(1,155)	$(2,020,714)	$6,177	$3,224,715
The accompanying notes are an integral part of these consolidated financial statements.

PATTERSON-UTI ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2025	2024	2023
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$(93,054)	$(966,399)	$245,952
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion, amortization and impairment	940,264	1,171,873	731,416
Impairment of goodwill	—	885,240	—
Deferred income tax expense (benefit)	(21,677)	(1,765)	51,866
Stock-based compensation	39,286	46,352	46,750
Net gain on asset disposals	(693)	(3,688)	(1,798)
Other	737	7,936	(1,053)
Changes in operating assets and liabilities:
Accounts receivable	40,578	203,652	84,544
Inventory	(1,775)	(11,463)	(30,793)
Other current assets	16,011	19,599	(10,360)
Other assets	16,520	33,760	24,686
Accounts payable	71,293	(112,858)	(69,729)
Accrued liabilities	(21,518)	(66,582)	(23,484)
Other liabilities	(24,753)	(30,121)	(42,083)
Net cash provided by operating activities	961,219	1,175,536	1,005,914

Cash flows from investing activities:
Acquisitions, net of cash acquired - NexTier	—	—	(65,185)
Acquisitions, net of cash acquired - Ulterra	—	2,983	(357,314)
Purchases of property and equipment	(589,029)	(678,386)	(615,690)
Investment in unconsolidated affiliate	(10,500)	—	—
Proceeds from disposal of assets, including insurance recoveries	44,117	25,832	26,473
Other	(11,741)	(5,173)	(5,874)
Net cash used in investing activities	(567,153)	(654,744)	(1,017,590)

Cash flows from financing activities:
Purchases of treasury stock	(69,636)	(290,427)	(200,710)
Dividends paid	(122,453)	(126,791)	(100,034)
Proceeds from borrowings under revolving credit facility	—	50,000	420,000
Repayment of borrowings under revolving credit facility	—	(50,000)	(420,000)
Proceeds from issuance of senior notes	—	—	396,412
Repayment of senior notes	—	—	(7,837)
Payments of finance leases	(7,823)	(45,484)	(15,915)
Other	(10,820)	(12,290)	(6,349)
Net cash provided by (used in) financing activities	(210,732)	(474,992)	65,567
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	(3,985)	2,813	1,236
Net change in cash, cash equivalents and restricted cash	179,349	48,613	55,127
Cash, cash equivalents and restricted cash at beginning of year	241,293	192,680	137,553
Cash, cash equivalents and restricted cash at end of year	$420,642	$241,293	$192,680

Supplemental disclosure of cash flow information:
Net cash (paid) received during the year for:
Interest, net of capitalized interest of $734 in 2025, $1,334 in 2024, and $1,692 in 2023	$(66,931)	$(68,563)	$(39,607)
Income taxes	(8,122)	(14,767)	(27,169)
Non-cash investing and financing activities:
Net decrease in payables for purchases of property and equipment	$(22,035)	$(133)	$(15,111)
Net decrease in deposits on equipment purchases	3,942	12,607	7,876
Issuance of common stock for business acquisitions	—	—	3,159,714
Purchases of property and equipment through exchange of lease right of use asset	8,052	30,961	3,241
Derecognition of right of use asset	(8,052)	(36,117)	(3,241)
The accompanying notes are an integral part of these consolidated financial statements.

PATTERSON-UTI ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Description of Business and Summary of Significant Accounting Policies
A description of the business and basis of presentation follows:
Description of business — Patterson-UTI Energy, Inc., through its wholly-owned subsidiaries and consolidating interest of a joint venture (collectively referred to herein as “we,” “us,” “our,” “ours” and like terms), is a Houston, Texas-based leading provider of drilling and completion services to oil and natural gas exploration and production companies in the United States and other select countries, including contract drilling services, integrated well completion services and directional drilling services in the United States, and specialized drill bit solutions in the United States, Middle East and many other regions around the world. We operate under three reportable business segments: (i) drilling services, (ii) completion services, and (iii) drilling products. In addition, we own and invest, as a non-operating, working interest owner, in oil and natural gas assets that are primarily located in Texas and New Mexico. We had other operations through which we provided oilfield rental tools in select markets in the United States prior to the divestiture of that business in April 2025.
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
Basis of presentation — The consolidated financial statements include the accounts of Patterson-UTI Energy, Inc., its wholly-owned subsidiaries and the consolidating interest of a joint venture. All intercompany accounts and transactions have been eliminated. Except for wholly-owned subsidiaries and our interest in a joint venture, we have no controlling financial interests in any other entity which would require consolidation. Patterson-UTI Energy, Inc. conducts its business operations through its wholly-owned subsidiaries and has no employees or independent operations.
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
The following table provides a reconciliation of cash and restricted cash reported within the consolidated balance sheets that sum to the total of such amounts shown in the statements of cash flows for the years ended December 31, 2025 and 2024 (in thousands):

	Year Ended December 31,
	2025	2024
Cash and cash equivalents	$418,507	$239,182
Restricted cash	2,135	2,111
Total cash, cash equivalents and restricted cash	$420,642	$241,293

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
Other current assets — Other current assets include reimbursement from our workers compensation insurance carrier for claims in excess of our deductible in the amount of $30.5 million and $33.2 million at December 31, 2025 and 2024, respectively. We also maintain prepayments for items such as insurance, rent and inventory.
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
Long-lived assets with definite lives, including property and equipment and certain intangible assets, are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amounts of certain assets may not be recovered over their estimated remaining useful lives (“triggering events”). Assets are grouped at the lowest level at which identifiable cash flows are largely independent of other asset groupings for impairment assessment. If there is a triggering event, we estimate undiscounted future cash flows over the life of the respective assets or asset groupings in our assessment of its recoverability. These estimates of cash flows are based on historical cyclical trends in the industry as well as our expectations regarding the continuation of these trends in the future. If estimated undiscounted cash flows expected to result from the use and eventual disposition of an asset or asset group is less than its respective carrying amount, an impairment loss is recognized in the amount by which the carrying amount exceeds its estimated fair value.
Maintenance and repairs — Maintenance and repairs are charged to expense when incurred. Renewals and betterments which extend the life or improve existing property and equipment are capitalized.
Disposals — Upon disposition of property and equipment, the cost and related accumulated depreciation are removed and any resulting gain or loss is reflected in our consolidated statements of operations.
Goodwill — As a result of both the Ulterra acquisition and the NexTier merger, we have recognized goodwill. Goodwill from acquisitions is recorded as the excess of the consideration transferred plus the fair value of any non-controlling interest in the acquiree at the acquisition date over the fair values of the identifiable net assets acquired. Goodwill is considered to have an indefinite useful economic life and is not amortized. We assess impairment of goodwill at least annually, as of July 31, or on an interim basis when events or circumstances indicate that the fair value of goodwill may have decreased below its carrying value. If the carrying value of a reporting unit exceeds its fair value, we recognize an impairment in an amount equal to the excess, limited to the total amount of goodwill allocated to the reporting unit. During the third quarter of 2024, we recorded an $885 million impairment charge to goodwill related to our completion services reporting unit. See Note 7 for details.
Leases — We lease various offices, equipment and vehicles to support our operations and corporate activities. We determine if a contract contains a lease at inception or as a result of an acquisition. Right-of-use (“ROU”) assets and corresponding lease liabilities are recognized on our consolidated balance sheet at lease commencement based on the present value of the remaining lease payments over the lease term. The lease term may include options to extend or terminate the lease when it is reasonably certain that we will exercise such options.
By our policy election, ROU assets and lease liabilities with an initial term of one year or less are not recognized for leasing arrangements, and non-lease and lease components are treated as a single lease component instead of bifurcating those components. If available, we use the rate implicit in the lease at the commencement date to discount lease payments. If the implicit rate is not readily determinable, we use our incremental borrowing rate based on information available at the commencement date to determine the present value of future lease payments.
Lease expense for operating leases is recognized on a straight-line basis over the lease term. For finance leases, the ROU asset is amortized on a straight-line basis over the earlier of the useful life of the underlying asset or the lease term and recorded in depreciation and amortization expense in the consolidated statements of operations. Lease liabilities are adjusted for lease payments made and interest incurred using the effective interest method, with interest expense recorded in “Interest expense” in the consolidated statements of operations.
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
Income taxes — The asset and liability method is used in accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for operating loss and tax credit carryforwards and for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that includes the enactment date. If applicable, a valuation allowance is recorded to reduce the carrying amounts of deferred tax assets unless it is more likely than not that such assets will be realized. Our policy is to account for interest and penalties with respect to income taxes as operating expenses. See Note 14 for details.
Stock-based compensation — We recognize the cost of share-based payments under the fair-value-based method. Under this method, compensation cost related to share-based payments is measured based on the estimated fair value of the awards at the date of grant, net of estimated forfeitures. This expense is recognized over the expected life of the awards, as described in Note 12.
Concentration of Credit Risk — Our assets that are potentially subject to concentrations of credit risk are cash, cash equivalents and restricted cash and trade accounts receivable. Cash balances are maintained in financial institutions, which at times exceed federally insured limits. We monitor the financial condition of the financial institutions in which accounts are maintained and we have not experienced any losses in such accounts. We maintain an allowance for credit losses based upon several factors, including historical collection experience, current aging status of the customer accounts and financial condition of our customers. There were no material changes in the allowance for credit losses in 2025 and 2024.
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
In December 2023, the FASB issued ASU 2023-09 to improve income tax disclosure. We adopted this accounting pronouncement effective January 1, 2025, on a prospective basis. The adoption did not have a material impact on our consolidated financial position, results of operations, or cash flows, but resulted in expanded disclosures within the Income Taxes footnote. See Note 14 for details.
Recently Issued Accounting Standards — In November 2024, the FASB issued ASU 2024-03 to expand disclosure requirements related to certain income statement expenses, which requires public entities to disclose additional information about specific expense categories in the notes to the financial statements on an interim and annual basis. This guidance is effective for annual reporting periods beginning after December 15, 2026, and interim periods beginning after December 15, 2027, with early adoption permitted. We are currently evaluating the impact this pronouncement will have on our consolidated financial statements.
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
In December 2025, the FASB issued ASU 2025-11 to clarify the applicability of the interim reporting guidance, the types of interim reporting, and the form and content of interim financial statements in accordance with U.S. generally accepted accounting principles. Per the FASB, the amendment does not intend to change the fundamental nature of interim reporting or expand or reduce current interim disclosure requirements but rather provide clarity and improve navigability of the existing interim reporting requirements. The update will be effective for interim reporting periods within annual reporting periods beginning after December 15, 2027. We are currently evaluating the impact this pronouncement will have on our consolidated financial statements.
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

The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition (in thousands):

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
Approximately $135 million of revenues and $3.4 million of net loss attributed to the Ulterra acquisition are included in the consolidated statements of operations for the period from the closing date on August 14, 2023 through December 31, 2023. We incurred $5.6 million of merger and integration expense related to the Ulterra acquisition in 2023. We did not incur any material merger and integration expense related to the Ulterra acquisition in 2024 and 2025.

A portion of the fair value consideration transferred was assigned to identifiable intangible assets as follows:

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

2023
(Unaudited)
Revenues	$4,369,596
Net income	$190,136
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

The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of the merger (in thousands):

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
A portion of the fair value consideration transferred was assigned to identifiable intangible assets as follows:

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

2023
(Unaudited)
Revenues	$6,604,824
Net income	$598,709
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
Certain of our drilling contracts are performance-based. Performance-based contracts are contracts pursuant to which we are compensated partly based upon our performance against a mutually agreed upon set of predetermined targets. These types of contracts typically have a lower base dayrate, but give us the opportunity to receive additional compensation by meeting or exceeding certain performance targets agreed to by our customers.
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
Our revenue is disaggregated by service category, which aligns with our reportable segments. See Note 17 for details. Management believes this disaggregation depicts the nature, amount, timing and uncertainty of revenue and cash flows, as each service category is subject to different demand drivers and contract characteristics.
Accounts Receivable and Contract Liabilities
Accounts receivable is our right to consideration once it becomes unconditional. Payment terms typically range from 30 to 60 days.
Accounts receivable balances were $660 million and $697 million as of December 31, 2025 and 2024, respectively. These balances do not include amounts related to our oil and natural gas working interests nor do they include amounts related to our lease revenues under Topic 842 as those contracts are excluded from Topic 606. Accounts receivable balances are included in “Accounts receivable” in our consolidated balance sheets.
The timing of revenue recognition may differ from the timing of invoicing to customers, and these timing differences result in receivables, contract assets, or contract liabilities (deferred revenue) on our consolidated balance sheet. We do not have any significant contract asset balances. Contract liabilities include prepayments received from customers prior to the requested services being completed. Once the services are complete and have been invoiced, the prepayment is applied against the customer’s account to offset the accounts receivable balance. Also included in contract liabilities are payments received from customers for reactivation or initial mobilization of rigs that were moved on location to the initial well site. These payments are allocated to the overall performance obligation and amortized over the initial term of the contract. The $79.3 million current portion of our contract liability balance is included in “Accrued liabilities” and $0.2 million noncurrent portion of our contract liability balance is included in “Other liabilities” in our consolidated balance sheets.
Contract liabilities consisted of the following at December 31, 2025 and 2024 (in thousands):

Balance at December 31, 2023	$103,031
Payment received/accrued and deferred	94,022
Revenue recognized during the period	(121,448)
Balance at December 31, 2024	75,605
Payment received/accrued and deferred	98,448
Revenue recognized during the period	(94,547)
Balance at December 31, 2025	$79,506

During 2025, we recognized $74.4 million of revenue that was included in the contract liability balance at the beginning of the period. A majority of the revenue related to our contract liabilities balance is expected to be recognized through 2026. During 2024, we recognized $102 million of revenue that was included in the contract liability balance at the beginning of the period.
Contract Costs
Costs incurred for rig upgrades based on a contract with a customer are considered capital improvements and are capitalized to drilling equipment and depreciated over the estimated useful life of the asset.
Remaining Performance Obligations
We maintain a backlog of commitments for contract drilling services under term contracts, which we define as contracts with a duration of six months or more. Our contract drilling backlog in the United States as of December 31, 2025 was approximately $291 million. Approximately 9% of our total contract drilling backlog in the United States at December 31, 2025 is reasonably expected to remain at December 31, 2026. We generally calculate our backlog by multiplying the dayrate under our term drilling contracts by the number of days remaining under the contract. The calculation does not include any revenues related to fees for other services such as for mobilization, other than initial mobilization, demobilization and customer reimbursables, nor does it include potential reductions in rates for unscheduled standby or during periods in which the rig is moving or incurring maintenance and repair time in excess of what is permitted under the drilling contract. For contracts that contain variable dayrate pricing, our backlog calculation uses the dayrate in effect for periods where the dayrate is fixed, and, for periods that remain subject to variable pricing, uses commodity pricing or other related indices in effect at December 31, 2025. In addition, our term drilling contracts are generally subject to termination by the customer on short notice and provide for an early termination payment to us in the event that the contract is terminated by the customer. For contracts on which we have received notice for the rig to be placed on standby, our backlog calculation uses the standby rate for the period over which we expect to receive the standby rate. For contracts on which we have received an early termination notice, our backlog calculation includes the early termination rate, instead of the dayrate, for the period over which we expect to receive the lower rate. Please see “Our current backlog of contract drilling revenue may decline and may not ultimately be realized, as fixed-term contracts may in certain instances be terminated without an early termination payment.” included in Item 1A of this Report.
4. Inventory
Inventory consisted of the following at December 31, 2025 and 2024 (in thousands):

	2025	2024
Raw materials and supplies	$129,440	$121,694
Work-in-process	4,573	6,681
Finished goods	26,267	38,648
Inventory	$160,280	$167,023
5. Other Current Assets
Other current assets consisted of the following at December 31, 2025 and 2024 (in thousands):

	2025	2024
Federal and state income taxes receivable	$22,194	$24,777
Workers’ compensation receivable	30,492	33,240
Prepaid expenses	34,829	34,004
Other	26,377	31,172
Other current assets	$113,892	$123,193

6. Property and Equipment
Property and equipment consisted of the following at December 31, 2025 and 2024 (in thousands):

	2025	2024
Equipment	$8,224,950	$8,416,063
Oil and natural gas properties	248,088	243,663
Buildings and improvements	235,621	248,739
Rental equipment	155,385	136,256
Land and improvements	39,591	37,847
Total property and equipment	8,903,635	9,082,568
Less accumulated depreciation, depletion, amortization and impairment	(6,192,598)	(6,072,226)
Property and equipment, net	$2,711,037	$3,010,342
Depreciation, depletion, amortization and impairment — The following table summarizes depreciation, depletion, amortization and impairment expense related to property and equipment and intangible assets for 2025, 2024 and 2023 (in thousands):

	2025	2024	2023
Depreciation and impairment expense	$808,252	$1,039,536	$682,672
Amortization expense	126,216	124,716	41,521
Depletion expense	5,796	7,621	7,223
Total	$940,264	$1,171,873	$731,416
We review our long-lived assets, including property and equipment and definite-lived intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amounts of certain assets may not be recovered over their estimated remaining useful lives (“triggering events”). In connection with this review, assets are grouped at the lowest level at which identifiable cash flows are largely independent of other asset groupings. We estimate undiscounted future cash flows over the life of the respective assets or asset groupings in our assessment of its recoverability. These estimates of cash flows are based on historical cyclical trends in the industry as well as our expectations regarding the continuation of these trends in the future. Provisions for asset impairment are charged against income when estimated future cash flows, on an undiscounted basis, are less than the asset’s net book value. Any provision for impairment is measured at fair value.
During the second quarter of 2025, global economic conditions deteriorated, in part, because of enacted and proposed trade policies and tariffs by the United States and other governments, as well as uncertainty regarding potential future changes to global trade policies and tariffs. Additionally, during the second quarter of 2025, OPEC+ countries began phasing out voluntary crude oil production cuts, leading to an increase in global supply. These developments, combined with rising geopolitical tensions—particularly in the Middle East— heightened uncertainty in global energy markets, which contributed to a decline in our share price, lowered average crude oil futures prices and increased uncertainty regarding the future economic environment in which we operated.
During the second quarter of 2025, negative market indicators such as lower industry-wide drilling rig and pressure pumping fleet count forecasts, increased volatility and margin compression for certain of our asset groups led to our reduced outlook for activity. The reduction in activity forecasts combined with the decline in the market price of our common stock were considered a triggering event indicating certain of our long-lived tangible and intangible assets may be impaired. We deemed it necessary to perform recoverability tests on our hydraulic fracturing asset group within our completion services reporting unit and our Latin American contract drilling asset group during the second quarter of 2025. We estimated future cash flows over the expected remaining life of the primary asset for each asset group.
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
During the third quarter of 2024, we identified 42 legacy, non-Tier-1 super-spec drilling rigs and related equipment to be abandoned. Based on the strong customer preference across the industry for Tier-1 super-spec drilling rigs, in addition to efficiency gains and technology advancements that reduced the total number of rigs needed for the U.S. drilling market, we believed the 42 rigs that were abandoned had limited commercial opportunity. Accordingly, we recorded a charge of $114 million related to this abandonment in 2024. No similar charges were incurred in 2023 or 2025.
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
7. Goodwill and Intangible Assets
Goodwill — During the twelve months ended December 31, 2025, there were no additions or impairments to goodwill. As of December 31, 2025 and December 31, 2024, our goodwill balances by operating segment were as follows (in thousands):

	Completion Services	Drilling Products	Total
Balance, December 31, 2024 and 2025	$36,885	$450,503	$487,388
Goodwill is evaluated at least annually on July 31, or more frequently when events or circumstances occur indicating recorded goodwill may be impaired. Goodwill is tested at the reporting unit level, which is at or one level below our operating segments. We determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value after considering qualitative, market and other factors. Any necessary goodwill impairment is determined using a quantitative impairment test. If the resulting fair value of goodwill is less than the carrying value of goodwill, an impairment loss would be recognized for the amount of the shortfall. The fair value of a reporting unit is determined using significant unobservable inputs, or level 3 in the fair value hierarchy. These inputs are based on forecasts and significant judgment.
We determined our drilling products operating segment consists of a single reporting unit to which the goodwill from our 2023 acquisition of Ulterra was allocated. We determined our completion services operating segment consisted of two reporting units: completion services, which was primarily comprised of our hydraulic fracturing operations and other integrated service offerings, and cementing services.
Goodwill Annual Impairment Assessment (Fourth and Third Quarter of 2025) — During the fourth and third quarters of 2025, we evaluated whether events or changes in circumstances indicated that the fair value of our goodwill may be less than its carrying amount. As part of this qualitative assessment, we considered the results of our most recent quantitative analysis performed in the second quarter of 2025, along with other factors such as macroeconomic conditions, market trends and indicators of potential changes in the fair value of our reporting units. Based on this assessment, we concluded that it was more likely than not that the fair value of our goodwill exceeded its carrying amount. Therefore, no impairment was indicated, and a Step 1 quantitative goodwill impairment test was not required.
Goodwill Impairment Assessment (Second Quarter of 2025) — During the second quarter of 2025, we viewed the reduction in activity forecasts combined with the decline in the market price of our common stock as a triggering event that warranted a quantitative assessment for goodwill impairment.

We estimated the fair value of the drilling products and cementing services reporting units using the income approach. Under this approach, we used a discounted cash flow model, which utilized present values of cash flows to estimate fair value. Forecasted cash flows reflected known market conditions in the second quarter of 2025 and the expected market outlook. Future cash flows were projected based on estimates of revenue growth rates, gross profit, selling, general and administrative expense, changes in working capital, and capital expenditures. The terminal period used within the discounted cash flow model included a growth rate. Future cash flows were then discounted using a market-participant, risk-adjusted weighted average cost of capital. Financial and credit market volatility directly impacts our fair value measurement through the weighted average cost of capital used to determine a discount rate. During times of volatility, significant judgment must be applied to determine whether credit market changes are a short-term or long-term trend.
The forecast for the cementing services reporting unit assumed lower activity in 2026 compared to estimated average activity for full year 2025 and moderate growth estimates thereafter. Those estimates were based on future drilling rig count forecasts during the second quarter of 2025 and estimated market share. Based on the results of the goodwill impairment test, the fair value of the cementing services reporting unit exceeded its carrying value with a substantial cushion. Accordingly, no impairment was recorded in the second quarter of 2025.
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
Goodwill Impairment Assessment (Third Quarter of 2024) — During the third quarter of 2024, the forecast for the completion services reporting unit assumed lower activity in 2025 compared to average activity for full year 2024 and increases in estimated activity of 2% to 8% beginning in 2026 through 2029. Those estimates were based on future drilling rig and pressure pumping fleet count forecasts during the third quarter of 2024 and estimated market share. Additionally, the forecast reflected the expectation that industry-wide pricing pressure would persist within the completions market and continue to compress adjusted gross profit. These factors negatively impacted the estimated value of the reporting unit. The terminal period used within the discounted cash flow model for completion services consisted of a 1% growth rate. Future cash flows were then discounted using a market-participant, risk-adjusted weighted average cost of capital of 10.75%.
Based on the results of the quantitative assessment, the fair value of the completion services reporting unit was less than its carrying value. Accordingly, we recorded an $885 million impairment charge to goodwill for the completion services reporting unit during the third quarter of 2024.
Intangible Assets — Our intangible assets were recorded at fair value on the date of acquisition and are amortized on a straight-line basis.
The gross carrying amount and accumulated amortization of intangible assets as of December 31, 2025 and 2024 are as follows (in thousands):

	2025			2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$783,259	$(166,135)	$617,124	$782,789	$(95,785)	$687,004
Developed technology	202,771	(96,689)	106,082	202,772	(56,562)	146,210
Trade name	101,000	(23,406)	77,594	101,000	(14,097)	86,903
Other	22,729	(8,719)	14,010	12,986	(3,493)	9,493
Intangible assets, net	$1,109,759	$(294,949)	$814,810	$1,099,547	$(169,937)	$929,610
Amortization expense on intangible assets of approximately $126 million, $124 million, and $41.5 million was recorded for the years ended December 31, 2025, 2024 and 2023, respectively.

The remaining amortization expense associated with finite-lived intangible assets, excluding in-process software, is expected to be as follows (in thousands):

Year ending December 31,
2026	$123,741
2027	121,639
2028	105,320
2029	80,129
2030	80,127
Thereafter	294,686
Total	$805,643
8. Accrued Liabilities
Accrued liabilities consisted of the following at December 31, 2025 and 2024 (in thousands):

	2025	2024
Salaries, wages, payroll taxes and benefits	$107,650	$110,212
Insurance	73,621	84,433
Property, sales, use and other taxes	45,369	54,445
Accrued interest payable	17,471	17,484
Deferred revenue	79,286	75,195
Accrued merger and integration expense	1,513	4,723
Other	41,578	39,259
Accrued liabilities	$366,488	$385,751
9. Long-Term Debt
Long-term debt consisted of the following at December 31, 2025 and 2024 (in thousands):

	Effective Interest Rate	December 31, 2025	December 31, 2024
3.95% Senior Notes Due 2028	4.03%	$482,505	$482,505
5.15% Senior Notes Due 2029	5.26%	344,895	344,895
7.15% Senior Notes Due 2033	7.28%	400,000	400,000
Equipment Loans Due 2025 (1)	5.25%	—	6,395
		1,227,400	1,233,795
Less deferred financing costs and discounts		(6,362)	(7,637)
Less current portion		—	(6,388)
Total		$1,221,038	$1,219,770
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
Loans under the Credit Agreement bear interest by reference, at our election, to the SOFR rate (plus a 0.10% per annum adjustment) or base rate, in each case subject to a 0% floor. The applicable margin on SOFR rate loans varies from 1.25% to 2.25% and the applicable margin on base rate loans varies from 0.25% to 1.25%, in each case determined based on our credit rating. As of December 31, 2025, the applicable margin on SOFR rate loans was 1.75% and the applicable margin on base rate loans was 0.75%. A letter of credit fee is payable by us equal to the applicable margin for SOFR rate loans times the daily amount available to be drawn under outstanding letters of credit. The commitment fee rate payable to the lenders varies from 0.15% to 0.35% based on our credit rating.
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
The Credit Agreement contains representations, warranties, affirmative and negative covenants and events of default and associated remedies that we believe are customary for agreements of this nature, including certain restrictions on our ability and the ability of each of our subsidiaries to grant liens and on the ability of each of our non-guarantor subsidiaries to incur debt. If our credit rating is below investment grade at both Moody’s and S&P, we will become subject to a restricted payment covenant, which would generally require us to have a Pro Forma Debt Service Coverage Ratio (as defined in the Credit Agreement) greater than or equal to 1.50 to 1.00 immediately before and immediately after making any restricted payment. Restricted payments include, among other things, dividend payments, repurchases of our common stock, distributions to holders of our common stock or any other payment or other distribution to third parties on account of our or our subsidiaries’ equity interests. Our credit rating is currently investment grade at both credit rating agencies. The Credit Agreement also requires that our total debt to capitalization ratio, expressed as a percentage, not exceed 50% as of the last day of each fiscal quarter. The Credit Agreement generally defines the total debt to capitalization ratio as the ratio of (a) total borrowed money indebtedness to (b) the sum of such indebtedness plus consolidated net worth, with consolidated net worth determined as of the end of the most recently ended fiscal quarter. We were in compliance with these covenants at December 31, 2025.
As of December 31, 2025, we had no borrowings outstanding under our Credit Agreement. We had $5.0 million in letters of credit outstanding under the Credit Agreement at December 31, 2025 and, as a result, had available borrowing capacity of approximately $495 million under the Credit Agreement at that date.
2015 Reimbursement Agreement — On March 16, 2015, we entered into a Reimbursement Agreement (as amended from time to time, the “Reimbursement Agreement”) with The Bank of Nova Scotia (“Scotiabank”), pursuant to which we may from time to time request that Scotiabank issue an unspecified amount of letters of credit. As of December 31, 2025, we had $32.0 million in letters of credit outstanding under the Reimbursement Agreement.
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
Presented below is a schedule of the principal repayment requirements of long-term debt by fiscal year as of December 31, 2025 (in thousands):

Year ending December 31,
2026	$—
2027	—
2028	482,505
2029	344,895
2030	—
Thereafter	400,000
Total	$1,227,400
10. Commitments and Contingencies
Purchase Commitments — As of December 31, 2025, we maintained letters of credit in the aggregate amount of $39.1 million primarily for the benefit of various insurance companies as collateral for retrospective premiums and retained losses that could become payable under the terms of the underlying insurance contracts and compliance with contractual obligations. These letters of credit expire annually at various times during the year and are typically renewed. As of December 31, 2025, no amounts had been drawn under the letters of credit. As of December 31, 2025, we had $37.0 million in surety bond exposure issued as financial assurance on an insurance agreement.

As of December 31, 2025, we had commitments to purchase major equipment totaling approximately $47.5 million.
Our completion services segment has entered into agreements to purchase minimum quantities of proppants from certain vendors. We purchased $144 million, $103 million and $135 million of proppants under take-or-pay or similar agreements during the years ended December 31, 2025, 2024 and 2023, respectively. As of December 31, 2025, the remaining minimum obligation under these agreements was approximately $21.7 million, of which approximately $16.9 million and $4.8 million relate to 2026 and 2027, respectively.
Lease Obligations — See Note 13 for additional information on our lease obligations.
Contingencies — Our operations are subject to many hazards inherent in the businesses in which we operate, including inclement weather, blowouts, explosions, fires, loss of well control, motor vehicle accidents, equipment failure, unplanned power outages and surges, computer system disruptions or cybersecurity incidents, pollution, exposure and reservoir damage. These hazards could cause personal injury or death, work stoppage, and serious damage to equipment and other property, as well as significant environmental and reservoir damages. These risks could expose us to substantial liability for personal injury, wrongful death, property damage, loss of oil and natural gas production, pollution and other environmental damages. An accident or other event resulting in significant environmental or property damage, or injuries or fatalities involving our employees or other persons could also trigger investigations by federal, state or local authorities. Such an accident or other event could cause us to incur substantial expenses in connection with the investigation, remediation and resolution, as well as cause lasting damage to our reputation, loss of customers and an inability to obtain insurance.
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
In addition, we maintain insurance coverage of the types and in the amounts we believe to be customary in the industry, but we do not insure against all risks, either because insurance is not available or because it is not commercially justifiable. The insurances that we maintain include coverage for fire, windstorm and other risks of physical loss to our equipment and certain other assets, employers’ liability, automobile liability, commercial general liability, workers’ compensation as well as insurance for other specific risks, together with excess loss liability insurance coverage. We have also elected to retain a portion of our risk through deductibles or self insurance on certain insurance policies. We cannot assure that any insurance obtained by us will be adequate to cover any losses or liabilities nor can we assure that any insurance obtained by us will continue to be made available for purchase or made available on acceptable terms. While we carry insurance to cover physical damage to, or loss of, a substantial portion of our equipment and certain other assets, such insurance does not cover the full replacement cost of such equipment or other assets, and in certain cases, such as losses arising from or attributable to fire and/or explosion resulting from our hydraulic fracturing operations at the wellsite, is subject to significantly higher deductibles than are applicable to our other coverages. We also self-insure a number of risks, including loss of earnings and business interruption and most of our cybersecurity risks, and we do not carry a significant amount of insurance to cover risks of underground reservoir damage.
Certain subsidiaries we acquired in the Ulterra acquisition are defendants in a claim brought by a subsidiary of NOV Inc. alleging breach of a license agreement related to certain patents. Such subsidiaries have asserted defenses to the claim and are defending vigorously against this claim.
On February 6, 2023, Grant Prideco, Inc., ReedHycalog UK, Ltd. ReedHycalog, LP and National Oilwell Varco, LP (“NOV”) sued Ulterra Drilling Technologies, LP (“Ulterra”) and several other companies in Texas state court. NOV seeks a declaration that United States Patent No. 8,721,752 (the “’752 Patent”) is a “Licensed RH Patent” per the terms of a license agreement between Ulterra and NOV. NOV also alleges a breach of contract based on the license agreement between NOV and Ulterra and seeks allegedly owed royalties since October 22, 2021. NOV also seeks attorney’s fees.
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
In October and November 2025, the Court resolved certain dispositive motions in Ulterra’s favor, resulting in a Final Judgment in Ulterra’s favor on November 25, 2025. NOV has acknowledged that the Court’s rulings mean it cannot collect any of the royalties it had alleged were owed. On December 12, 2025, NOV filed a Notice of Appeal to the United States Court of Appeals for the Federal Circuit. The appeal is currently pending before the Federal Circuit as Docket No. 26-1266. NOV’s brief is currently due on April 20, 2026.
Additionally, we are party to various other legal proceedings arising in the normal course of our business. We do not believe that the outcome of these proceedings, either individually or in the aggregate, will have a material adverse effect on our financial condition, cash flows or results of operations.
11. Stockholders’ Equity
Cash Dividend — On February 4, 2026, our Board of Directors approved a cash dividend on our common stock in the amount of $0.10 per share to be paid on March 16, 2026 to holders of record as of March 2, 2026. The amount and timing of all future dividend payments, if any, are subject to the discretion of the Board of Directors and will depend upon business conditions, results of operations, financial condition, terms of our debt agreements and other factors. Our Board of Directors may, without advance notice, reduce or suspend our dividend for any reason, including to improve our financial flexibility and position our company for long-term success. There can be no assurance that we will pay a dividend in the future.
Share Repurchases and Acquisitions — In September 2013, our Board of Directors approved a stock buyback program. In February 2024, our Board of Directors approved an increase of the authorization under the stock buyback program to allow for an aggregate of $1.0 billion of future share repurchases. All purchases executed to date have been through open market transactions. Purchases under the buyback program are made at management’s discretion, at prevailing prices, subject to market conditions and other factors. Purchases may be made at any time without prior notice. There is no expiration date associated with the buyback program. As of December 31, 2025, we had remaining authorization to purchase approximately $694 million of our outstanding common stock under the stock buyback program. Shares of stock purchased under the buyback program are held as treasury shares.
We acquired shares of stock from employees during 2025, 2024 and 2023 that are accounted for as treasury stock. Certain of these shares were acquired to satisfy the exercise price and employees’ tax withholding obligations upon the exercise of stock options. The remainder of these shares were acquired to satisfy payroll withholding obligations upon the settlement of performance unit awards and the vesting of restricted stock units. These shares were acquired at fair market value. These acquisitions were made pursuant to the terms of the Patterson-UTI Energy, Inc. Amended and Restated 2014 Long-Term Incentive Plan, as amended (the “2014 Plan”), the Patterson-UTI Energy, Inc. 2021 Long-Term Incentive Plan (the “2021 Plan”), the NexTier Oilfield Solutions Inc. Equity and Incentive Award Plan and the NexTier Oilfield Solutions Inc. (Former C&J Energy) Management Incentive Plan, and not pursuant to the stock buyback program.
Treasury stock acquisitions during the years ended December 31, 2025, 2024 and 2023 were as follows (dollars in thousands):

	2025		2024		2023
	Shares	Cost	Shares	Cost	Shares	Cost
Treasury shares at beginning of period	133,440,028	$1,951,067	105,580,011	$1,657,675	88,758,722	$1,453,079
Purchases pursuant to stock buyback program	10,278,723	65,274	26,646,698	280,327	14,086,229	168,631
Acquisitions pursuant to long-term incentive plan	716,501	4,373	1,213,319	13,065	2,735,060	35,965
Treasury shares at end of period	144,435,252	$2,020,714	133,440,028	$1,951,067	105,580,011	$1,657,675

12. Stock-based Compensation
We use share-based payments to compensate employees and non-employee directors. We grant incentive awards in the form of restricted stock units (a small portion of which are subject to the achievement of performance conditions) and performance unit awards (which are subject to the achievement of performance conditions). Certain of these incentive awards are share-settled, and certain of these incentive awards are cash-settled. We recognize the cost of share-based payments under the fair-value-based method.
The 2021 Plan was originally approved by our stockholders on June 3, 2021. Following a series of amendments to increase the number of shares available for issuance under the 2021 Plan, approximately 39.1 million shares of Common Stock are authorized for grant under the 2021 Plan.
In connection with the NexTier merger, we assumed the NexTier Plan and the NexTier Oilfield Solutions Inc. (Former C&J Energy) Management Incentive Plan (the “Former C&J Energy Plan” and, together with the NexTier Plan, the “Assumed Plans”) and certain awards outstanding thereunder, which, in connection with the NexTier merger, were converted into share-based awards in respect of shares of Patterson-UTI Energy, Inc. common stock.
Our share-based compensation plans at December 31, 2025 are as follows:

Plan Name	Shares Authorized for Grant	Shares Underlying Awards Outstanding	Shares Available for Grant
2021 Plan	39,074,510	8,821,122	9,144,162
NexTier Plan	—	145,631	—
Former C&J Energy Plan	—	406,405	—
2014 Plan	—	1,062,475	—
Stock Options — No stock options have been granted since 2016.
Stock option activity for the year ended December 31, 2025 follows:

	Shares	Weighted Average Exercise Price Per Share
Outstanding at beginning of year	1,794,005	$22.26
Exercised	—	$—
Expired	(656,800)	$20.01
Outstanding at end of year	1,137,205	$23.56
Exercisable at end of year	1,137,205	$23.56
Options outstanding and exercisable at December 31, 2025 have no intrinsic value and a weighted-average remaining contractual term of 0.70 years. No options became vested or were exercised during the years ended December 31, 2025, 2024 and 2023.
Restricted Stock Units (Equity Based) — For all restricted stock unit awards made to date, shares of common stock are not issued until the units vest. Restricted stock units are subject to forfeiture for failure to fulfill service conditions and, in certain cases, performance conditions. Forfeitable dividend equivalents are accrued on certain restricted stock units and are payable upon vesting. Dividend equivalents are recognized as reductions of retained earnings for the portion of restricted stock units expected to vest. We use the straight-line method to recognize periodic compensation cost over the vesting period.

Restricted stock unit activity for the year ended December 31, 2025 follows:

	Time Based	Performance Based	Weighted Average Grant Date Fair Value Per Share
Non-vested restricted stock units outstanding at beginning of year	5,427,657	452,514	$11.34
Granted	4,448,229	—	$6.04
Vested	(2,952,115)	—	$11.41
Performance based restricted stock units settled (1)	—	(39,100)	$13.04
Forfeited	(249,933)	(3,524)	$8.95
Non-vested restricted stock units outstanding at end of year	6,673,838	409,890	$8.06
(1)Performance based restricted stock units reached the end of their performance period during 2025, and no shares were issued to settle such performance based restricted stock units.
As of December 31, 2025, approximately 6.5 million non-vested restricted stock units outstanding are expected to vest. Additional information as of December 31, 2025 with respect to these non-vested restricted stock units follows (dollars in thousands):

Aggregate intrinsic value	$39,593
Weighted-average remaining vesting period	1.79 years
Unrecognized compensation cost	$35,764
Restricted Stock Units (Liability Based) — We previously converted NexTier’s cash-settled performance based units into our cash-settled restricted stock units in connection with our merger with NexTier. We settled the NexTier cash-settled performance based units in January 2025, with a cash payment of $3.3 million. In addition, a portion of the annual restricted stock unit awards granted in 2025 are cash-settled. These awards are accounted for as liability classified awards and remeasured at fair value at each reporting period. Compensation expense is recorded over the vesting period and is initially based on the fair value at the award grant date or conversion date. Compensation expense is subsequently remeasured at each reporting date during the vesting period based on the change in our stock price. Dividend cash equivalents are not paid on cash-settled units.
Cash-settled restricted stock unit activity for the year ended December 31, 2025 follows:

Time Based
Non-vested cash settled restricted stock units outstanding at beginning of year	13,134
Granted	619,417
Vested	(4,376)
Forfeited	—
Non-vested cash-settled restricted stock units outstanding at end of year	628,175
As of December 31, 2025, we had unrecognized compensation cost related to our unvested cash-settled restricted stock units totaling $3.0 million. The weighted-average remaining vesting period for these unvested cash-settled restricted stock units was 2.33 years as of December 31, 2025.
Performance Unit Awards — We have granted performance unit awards to certain employees (the “Performance Units”). The Performance Units generally vest over a three-year period based on the achievement of performance goals. Historically, Performance Units have been tied to total shareholder return (“TSR”) achievement as compared to the TSR of a designated peer group, and allow for a payout ranging between 0% and 200% of the target payout. With respect to the Performance Units granted in May 2025, (i) one-half are cash-settled and are otherwise structured similarly to the Performance Units issued in 2024 with vesting tied to our TSR over 1-, 2- and 3-year performance periods (the “2025 TSR Performance Units”), and (ii) one-half are share-settled and tied to our relative free cash flow return over the three-year period commencing January 1, 2025 as compared to the free cash flow return of a designated peer group (“FCF”), and allow for a payout ranging between 0% and 200% of the target payout (the “2025 FCF Performance Units”).
Share-settled Performance Units, excluding the 2025 FCF Performance Units, have vesting terms subject to a market condition and are measured at fair value on the date of grant using a Monte Carlo simulation model and compensation expense is recognized over the vesting period. The Share-settled Performance Units with a market condition do not allow for the reversal of previously recognized expense, even if the market metric is not achieved and no Share-Settled Performance Units ultimately vest. The 2025 TSR

Performance Units are cash-settled and are accounted for as liability classified awards and remeasured at fair value using a Monte Carlo simulation model at each reporting period. For the years ended December 31, 2025, 2024 and 2023, the grant date fair value of the Performance Units subject to a market condition, calculated using a Monte Carlo simulation, was $4.5 million, $10.9 million and $8.4 million, respectively. The grant date fair value calculations for these Performance Units granted during the years ended December 31, 2025, 2024 and 2023 were based on the following weighted-average assumptions set forth below:

	2025	2024	2023
Risk-free interest rate (1)	3.7%	4.6%	3.6%
Expected stock volatility (2)	56.2%	56.9%	72.1%
Expected dividend yield (3)	5.5%	2.9%	3.0%
Expected term (in years)	3	3	3
(1)The risk-free interest rate is based on U.S. Treasury securities for the expected term of the Performance Units.
(2)Expected volatilities are based on the daily closing price of our stock based upon historical experience over a three-year period.
(3)Expected dividend yield is based on the annualized dividend in effect on the measurement date and the stock price on the grant date.

The 2025 FCF Performance Units are share‑settled awards subject to an operational performance condition based on relative FCF Return. The grant‑date fair value of these awards is based on the closing price of our common stock on the grant date, and compensation cost is recognized over the three‑year performance period based on the number of units expected to vest. The expected vesting amount is updated each reporting period based on management’s assessment of the probability of achieving the performance condition. If it becomes probable that the performance condition will not be achieved, previously recognized compensation cost is reversed.
Performance Units activity for the year ended December 31, 2025 follows:

	Performance Units Share-Settled (at target)	Weighted Average Grant Date Fair Value Per Share	Performance Units Cash-Settled (at target)
Non-vested Performance Units outstanding at beginning of year	1,869,400	$15.62	—
Granted	743,800	$5.86	743,800
Performance Units settled (1)	(398,500)	$25.95	—
Forfeited	—	$—	—
Non-vested Performance Units outstanding at end of year	2,214,700	$10.49	743,800
(1)Share-settled Performance Units granted in 2022 reached the end of their performance period during 2025, and no shares were issued to settle such Performance Units.
As of December 31, 2025, we had unrecognized compensation cost of $11.4 million related to our unvested Performance Units. The weighted-average remaining vesting period for these unvested Performance Units was 1.55 years as of December 31, 2025.
The following table summarizes the Performance Units that, during the years ended December 31, 2025, 2024 and 2023, vested and did not vest as a result of the company’s performance during the applicable performance period:

	Years Ended December 31,
	2025	2024	2023
Vesting multiplier	—%	87.9%	200%
Target	398,500	817,500	500,500
Vested at the end of the performance period	—	718,581	1,001,000
Did not vest at the end of the performance period	398,500	98,919	—
Stock-Based Compensation Expense — Expense associated with restricted stock units and Performance Unit awards is included in “Direct operating costs” and “Selling, general and administrative” in our consolidated statements of operations. The following table presents stock-based compensation expense for the years ended December 31, 2025, 2024 and 2023:

	Years Ended December 31,
Share-settled awards	2025	2024	2023
Restricted stock units	$30,978	$37,207	$38,257
Performance Units – TSR	7,141	9,145	8,493
Performance Units – FCF	1,167	—	—
Total share-settled awards	39,286	46,352	46,750

Cash-settled awards
Cash-settled restricted stock units	857	19	—
Cash-settled Performance Units	581	563	5,048
Phantom units	—	—	(975)
Total cash-settled awards	1,438	582	4,073
Stock-based compensation expense	$40,724	$46,934	$50,823
13. Leases
ASC Topic 842 Leases
We have operating and finance leases primarily for office locations, including for both field locations and corporate offices, certain operating equipment, and light duty vehicles. The terms and conditions for these leases vary by the type of underlying asset.
Operating leases have remaining lease terms of approximately one month to eight years as of December 31, 2025, and finance leases have remaining lease terms of approximately one month to four years as of December 31, 2025.
Lease expense consisted of the following for the years ended December 31, 2025, 2024 and 2023 (in thousands):

	Year Ended December 31,
	2025	2024	2023
Operating lease cost	$21,022	$18,147	$10,073
Finance lease cost:
Amortization of right-of-use assets	7,364	21,394	6,360
Interest on lease liabilities	1,542	2,255	1,395
Total finance lease cost	8,906	23,649	7,755
Short-term lease expense (1)	234	360	2,278
Total lease expense (2)	$30,162	$42,156	$20,106
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

Supplemental cash flow information related to leases for the years ended December 31, 2025, 2024 and 2023 is as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$18,298	$14,838	$8,935
Operating cash flows from finance leases	1,549	2,220	1,380
Financing cash flows from finance leases	7,823	45,484	15,915

Right of use assets obtained in exchange for lease obligations:
Operating leases (1)	$16,719	$12,541	$34,802
Finance leases (1)	3,247	21,234	73,245
(1)Includes right of use assets acquired in business combinations in 2023.
Lease terms and discount rates related to leases as of December 31, 2025 and 2024 is as follows:

	Year Ended December 31,
	2025	2024
Weighted Average Remaining Lease Term:
Operating leases	3.8 years	4.8 years
Finance leases	2.4 years	2.3 years

Weighted Average Discount Rate:
Operating leases	6.0%	6.5%
Finance leases	7.8%	7.4%
Maturities of operating and finance lease liabilities as of December 31, 2025 are as follows (in thousands):

Year ending December 31,	Operating	Finance
2026	$20,578	$8,423
2027	9,850	2,470
2028	7,971	1,485
2029	6,258	1,485
2030	4,288	595
Thereafter	2,837	—
Total lease payments	51,782	14,458
Less imputed interest	(5,523)	(1,285)
Total	$46,259	$13,173
14. Income Taxes
Income (loss) before income taxes for the United States and non-U.S. jurisdictions for the years ended December 31, 2025, 2024 and 2023 are as follows (in thousands):

	2025	2024	2023
Income (loss) before income taxes:
United States	$(72,151)	$(946,388)	$315,897
Non-U.S.	(30,840)	(10,558)	(8,793)
	$(102,991)	$(956,946)	$307,104

Components of the income tax provision applicable to federal, state and foreign income taxes for the years ended December 31, 2025, 2024 and 2023 are as follows (in thousands):

	2025	2024	2023
Federal income tax expense (benefit):
Current	$1,460	$417	$—
Deferred	(3,740)	(1,390)	44,369
	(2,280)	(973)	44,369
State income tax expense (benefit):
Current	4,804	4,882	7,002
Deferred	(13,623)	(1,412)	11,279
	(8,819)	3,470	18,281
Foreign income tax expense (benefit):
Current	5,476	5,269	1,578
Deferred	(4,314)	1,687	(3,076)
	1,162	6,956	(1,498)
Total income tax expense (benefit):
Current	11,740	10,568	8,580
Deferred	(21,677)	(1,115)	52,572
Total income tax expense	$(9,937)	$9,453	$61,152

Effective January 1, 2025, we adopted ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The guidance has been applied prospectively. Accordingly, the enhanced disaggregation of income tax rate reconciliation items is presented only for the year ended December 31, 2025. Prior periods continue to reflect disclosures under the previous guidance.
The differences between the statutory U.S. federal income tax rate and the effective income tax rate for the year ended December 31, 2025 are summarized as follows:

	2025
	Amount	Percent
U.S. federal statutory tax rate	$(21,628)	21.0%
State and local income taxes, net of federal income tax effect (1)	(6,970)	6.8
Foreign tax effects
Canada
Return to provision adjustments	786	(0.8)
Other	457	(0.4)
Colombia
Changes in valuation allowances	7,201	(7.0)
Other	1,034	(1.0)
Saudi Arabia
Assertions on indefinite reinvestment of earnings	(1,484)	1.4
Other	153	(0.1)
Other foreign jurisdictions	(509)	0.5
Effect of changes in tax laws or rates enacted in the current period	—	0.0
Effect of cross-border tax laws	(45)	0.0
Tax credits
Foreign tax credits	(1,008)	1.0
Research and development tax credits	(2,660)	2.6
Changes in valuation allowances	1,289	(1.3)
Nontaxable or nondeductible items
Non-deductible meals and related expenses	3,583	(3.5)
Items from consolidated pass-through entities	1,086	(1.1)
Share-based compensation	6,674	(6.5)
Non-deductible compensation	1,183	(1.1)
Other	921	(0.9)
Changes in unrecognized tax benefits	—	0.0
Other adjustments	—	0.0
Effective tax rate	$(9,937)	9.6%
(1)State and local income taxes in Texas made up the majority (greater than 50 percent) of the tax effect in this category.

The differences between the statutory U.S. federal income tax rate and the effective income tax rate for the years ended December 31, 2024 and 2023 are summarized as follows:

	2024	2023
Statutory tax rate	21.0%	21.0%
State income taxes - net of the federal income tax benefit	0.5	3.2
State deferred tax remeasurement	(0.7)	(0.3)
Goodwill impairment	(19.4)	—
Valuation allowance	(1.3)	(9.2)
U.S. impact of foreign operations	(0.2)	—
Acquisition related costs	—	1.1
Effect of foreign taxes	0.3	0.1
Non-deductible compensation	(0.7)	1.8
Share-based compensation	(0.3)	1.6
Non-deductible expenses	(0.7)	0.7
Other differences, net	0.5	(0.1)
Effective tax rate	(1.0%)	19.9%
Our effective income tax rate fluctuates based on, among other factors, changes in pre-tax income in countries with varying statutory tax rates, changes in valuation allowances, and the impacts of various other permanent adjustments.
The impact of goodwill impairment that is not deductible for income tax had a significant impact on our effective tax rate for the year ended December 31, 2024.
The tax effect of temporary differences and tax attributes representing deferred tax assets and liabilities at December 31, 2025 and 2024 are as follows (in thousands):

	2025	2024
Deferred tax assets:
Net operating loss carryforwards	$384,392	$406,876
Tax credits	15,525	17,254
Expense associated with stock options and restricted stock units	5,680	8,344
Workers’ compensation allowance	9,216	9,437
Other deferred tax asset	41,222	79,132
	456,035	521,043
Less:
Allowance to reduce deferred tax asset to expected realizable value	(91,425)	(86,693)
Total deferred tax assets	364,610	434,350
Deferred tax liabilities:
Property and equipment basis difference	(420,401)	(505,631)
Intangible asset basis difference	(155,371)	(148,910)
Other	(4,656)	(17,906)
Total deferred tax liabilities	(580,428)	(672,447)
Net deferred tax liability	$(215,818)	$(238,097)
In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized, and when necessary, valuation allowances are provided. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences are realized. We assess the realizability of our deferred tax assets quarterly and consider carryback availability, the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. During 2025, we increased the valuation allowance against our net deferred tax assets by $4.7 million which primarily related to U.S. state and foreign activity.

The income taxes paid, net of refunds received, disaggregated by jurisdiction for the year ended December 31, 2025 are as follows (in thousands):

2025
U.S. federal	$(7)

U.S. state and local
New Mexico	550
Oklahoma	702
Texas	925
Other jurisdictions	209

Foreign
Canada	2,079
Ecuador	680
Oman	429
Saudi Arabia	1,959
Other jurisdictions	596
Income taxes paid	$8,122
For income tax purposes, we had approximately $1.4 billion of gross U.S. federal net operating losses, approximately $60.0 million of gross Canadian net operating losses and approximately $889 million of post-apportionment U.S. state net operating losses as of December 31, 2025, before valuation allowances. The majority of the U.S. federal net operating losses were generated after 2017 and can be carried forward indefinitely. Canadian net operating losses will expire in varying amounts, if unused, between 2036 and 2045. U.S. state net operating losses will expire in varying amounts, if unused, between 2028 and 2045.
As of December 31, 2025, we have not recognized any liabilities associated with unrecognized tax benefits. We have established a policy to account for interest and penalties related to uncertain income tax positions as operating expenses. As of December 31, 2025, the tax years ended December 31, 2010 through December 31, 2024 are open for examination by U.S. taxing authorities and the tax years ended December 31, 2017 through December 31, 2024 are open for examination by various foreign taxing authorities.
We continue to monitor income tax developments, including OECD Pillar 2 legislation, in the United States and other countries where we have legal entities or operations. We will incorporate into our future financial statements the impacts, if any, of future regulations and additional authoritative guidance when finalized.
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

The following table presents information necessary to calculate net income (loss) per share for the years ended December 31, 2025, 2024 and 2023, as well as potentially dilutive securities excluded from the weighted average number of diluted common shares outstanding because their inclusion would have been anti-dilutive (in thousands, except per share amounts):

	2025	2024	2023
BASIC EPS:
Net income (loss) attributable to common stockholders	$(93,635)	$(968,031)	$246,292
Weighted average number of common shares outstanding, excluding non-vested restricted stock units	383,465	397,196	279,501
Basic net income (loss) per common share	$(0.24)	$(2.44)	$0.88

DILUTED EPS:
Net income (loss) attributable to common stockholders	$(93,635)	$(968,031)	$246,292
Weighted average number of common shares outstanding, including non-vested restricted stock units	383,465	397,196	280,061
Diluted net income (loss) per common share	$(0.24)	$(2.44)	$0.88
Potentially dilutive securities excluded as anti-dilutive	10,436	7,674	9,214
16. Employee Benefits
We maintain a 401(k) defined contribution retirement plan for all eligible employees. Our operating results include expenses of approximately $35.7 million in 2025, $34.6 million in 2024 and $18.7 million in 2023 for our contributions to the plan.
17. Business Segments
Our Chief Operating Decision Maker (“CODM”) is our Chief Executive Officer, who has ultimate responsibility for evaluating operating performance, allocating resources, and making strategic and operational decisions for the company. Our business is organized based on the services and products we provided in three segments: (i) drilling services, (ii) completion services, and (iii) drilling products. The CODM evaluates segment performance based primarily on segment operating income (loss). This measure is used to assess operating results and to make decisions regarding the allocation of resources among segments.
Drilling Services — represents our contract drilling, directional drilling, oilfield technology and electrical controls and automation businesses.
Completion Services — represents our hydraulic fracturing, completion support services, wireline and pumpdown services, and cementing businesses.
Drilling Products — represents our manufacturing and distribution of drill bits business.
Our results for the year ended December 31, 2025 and December 31, 2024 are not comparable for our Completion Services and Drilling Products reportable segments because results for 2023 include a partial period beginning on the closing date for each transaction.

Geographic Information
Consolidated revenues by country based on sales destination of the products or services for the years ended December 31, 2025, 2024 and 2023 are as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
Revenue:
United States	$4,689,212	$5,249,154	$4,057,212
Canada	34,748	33,518	12,501
Colombia	27,555	12,223	48,592
Other Countries	75,109	83,016	28,151
Total revenues	$4,826,624	$5,377,911	$4,146,456
Property and equipment, net by country based on the location for the years ended December 31, 2025 and 2024 are as follows (in thousands):

	Year Ended December 31,
	2025	2024
Property and equipment, net:
United States	$2,687,359	$2,950,342
Canada	11,612	12,695
Colombia	4,418	35,154
Other Countries	7,648	12,151
Property and equipment, net	$2,711,037	$3,010,342
Major Customer — During 2025, one customer accounted for approximately $597 million or approximately 12% of our consolidated operating revenues. These revenues were earned in the drilling services, completion services, and drilling products businesses. During 2024, one customer accounted for approximately $605 million or 11% of our consolidated operating revenues. These revenues were earned in the drilling services, completion services and drilling products businesses. During 2023, one customer accounted for approximately $588 million or 14% of our consolidated operating revenues. These revenues were earned in both drilling services and completion services businesses.
The following tables summarize selected financial information relating to our business segments (in thousands):

	Drilling Services	Completion Services	Drilling Products	Total
Year Ended December 31, 2025
Revenues from external customers	$1,557,642	$2,892,247	$343,707	$4,793,596
Direct operating costs (1)	977,234	2,461,539	196,130	3,634,903
Selling, general and administrative	16,079	39,816	33,167	89,062
Depreciation, amortization and impairment (1)	366,763	463,599	88,301	918,663
Other segment items (2)	530	6,700	—	7,230
Segment operating income (loss) (3)	$197,036	$(79,407)	$26,109	$143,738

Reconciliation of revenue:
Total segment revenues from external customers				$4,793,596
Other revenues (4)				33,028
Total consolidated revenues				$4,826,624

Reconciliation to consolidated income (loss) before income taxes:
Segment operating income (loss) (3)				$143,738
Other (4)				(1,907)
Corporate				(182,661)
Interest income				6,649
Interest expense				(70,508)
Other income (expense)				1,698
Income (loss) before income taxes				$(102,991)

	Drilling Services	Completion Services	Drilling Products	Total
Year Ended December 31, 2024
Revenues from external customers	$1,727,810	$3,232,785	$351,651	$5,312,246
Direct operating costs (1)	1,029,591	2,658,170	191,107	3,878,868
Selling, general and administrative	16,502	41,557	35,860	93,919
Depreciation, amortization and impairment (1)	477,398	564,155	100,610	1,142,163
Impairment of goodwill	—	885,240	—	885,240
Other segment items (2)	—	(17,792)	—	(17,792)
Segment operating income (loss) (3)	$204,319	$(898,545)	$24,074	$(670,152)

Reconciliation of revenue:
Total segment revenues from external customers				$5,312,246
Other revenues (4)				65,665
Total consolidated revenues				$5,377,911

Reconciliation to consolidated income (loss) before income taxes:
Segment operating income (loss) (3)				$(670,152)
Other (4)				(87)
Corporate				(219,498)
Interest income				5,729
Interest expense				(71,963)
Other income (expense)				(975)
Income (loss) before income taxes				$(956,946)

	Drilling Services	Completion Services	Drilling Products	Total
Year Ended December 31, 2023
Revenues from external customers	$1,919,759	$2,017,440	$134,679	$4,071,878
Direct operating costs (1)	1,119,200	1,567,940	81,555	2,768,695
Selling, general and administrative	15,014	26,050	11,158	52,222
Depreciation, amortization and impairment (1)	364,312	283,230	48,467	696,009
Other segment items (2)	(769)	—	—	(769)
Segment operating income (loss) (3)	$422,002	$140,220	$(6,501)	$555,721

Reconciliation of revenue:
Total segment revenues from external customers				$4,071,878
Other revenues (4)				74,578
Total consolidated revenues				$4,146,456

Reconciliation to consolidated income (loss) before income taxes:
Segment operating income (loss) (3)				$555,721
Other (4)				2,829
Corporate				(206,596)
Interest income				6,122
Interest expense				(52,870)
Other income (expense)				1,898
Income (loss) before income taxes				$307,104
(1)    The significant expense categories and amounts align with the segment-level information that is regularly provided to the chief operating decision maker.
(2) Other segment items for each reportable segment includes other operating expenses (income), such as legal accruals and settlements, and income (loss) from an unconsolidated joint venture.
(3)    Segment operating income (loss) is our measure of segment profitability. It is defined as revenue less operating expenses, selling, general and administrative expenses, depreciation, amortization and impairment expense, impairment of goodwill and other operating expenses (income).
(4) Other includes our oilfield rentals business, prior to its divestiture in April 2025, and oil and natural gas working interests.

Other business segment information

	Year Ended December 31,
	2025	2024	2023
Capital expenditures:
Drilling Services	$236,517	$264,667	$334,780
Completion Services	271,528	320,329	214,746
Drilling Products	61,421	61,687	24,572
Segment capital expenditures	$569,466	$646,683	$574,098
Other	10,954	21,813	24,645
Corporate	8,609	9,890	16,947
Total capital expenditures	$589,029	$678,386	$615,690

Identifiable assets:
Drilling Services	$1,865,598	$2,047,986	$2,368,604
Completion Services	2,341,232	2,468,707	3,835,699
Drilling Products	1,018,867	966,200	1,011,870
Segment assets	$5,225,697	$5,482,893	$7,216,173
Other	29,418	55,580	59,221
Corporate (1)	315,351	294,993	144,637
Total assets	$5,570,466	$5,833,466	$7,420,031
(1)    Corporate assets primarily include cash on hand and certain property and equipment.

18. Fair Values of Financial Instruments
Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Our valuation techniques require inputs that we categorize using the valuation hierarchy, which categorizes assets and liabilities measured at fair value into one of three different levels depending on the observability of the inputs employed in the measurement. The three levels are defined as follows:
Level 1 - Observable inputs such as quoted prices in active markets at the measurement date for identical, unrestricted assets or liabilities.
Level 2 - Other inputs that are observable directly or indirectly, such as quoted prices in markets that are not active, or inputs which are observable, either directly or indirectly, for substantially the full term of the asset or liability.
Level 3 - Unobservable inputs for which there is little or no market data and for which the Company makes its own assumptions about how market participants would price the assets and liabilities.
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The carrying values of cash, cash equivalents and restricted cash, trade receivables and accounts payable approximate fair value due to the short-term maturity of these items. These fair value estimates are considered Level 1 fair value estimates in the fair value hierarchy of fair value accounting.
The estimated fair value of our outstanding debt balances as of December 31, 2025 and 2024 is set forth below (in thousands):

	2025		2024
	Carrying Value	Fair Value	Carrying Value	Fair Value
3.95% Senior Notes Due 2028	$482,505	$477,694	$482,505	$461,720
5.15% Senior Notes Due 2029	344,895	348,032	344,895	336,490
7.15% Senior Notes Due 2033	400,000	428,615	400,000	419,265
Equipment Loans Due 2025	—	—	6,395	6,424
Total debt	$1,227,400	$1,254,341	$1,233,795	$1,223,899
The fair values of the 2028 Notes, the 2029 Notes and the 2033 Notes at December 31, 2025 and 2024 are based on quoted market prices, which are considered Level 1 fair value estimates in the fair value hierarchy of fair value accounting. The borrowings outstanding under the Equipment Loans were paid off in full in June 2025.
The implied market rates of interest used to determine the fair value of our outstanding debt balances as of December 31, 2025 and 2024 are set forth below:

	2025	2024
3.95% Senior Notes Due 2028	4.46%	5.49%
5.15% Senior Notes Due 2029	4.89%	5.73%
7.15% Senior Notes Due 2033	5.99%	6.42%
Equipment Loans Due 2025	—%	5.28%
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
We apply the provisions of the fair value measurement standard to our non-recurring, non-financial measurements including business combinations, as well as impairment related to goodwill and other long-lived assets. See Note 2 and Note 7 for additional information on the fair value measurement of our business combinations and impairment of goodwill.

PATTERSON-UTI ENERGY, INC. AND SUBSIDIARIES
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

		Additions and adjustments
Description	Beginning Balance	Charged to Costs and Expenses	Charged to Other Accounts	Deductions		Ending Balance
	(In thousands)
Year Ended December 31, 2025
Allowance for credit losses	$15,047	$1,206	$345	$(2,129)	(1)	$14,469
Deferred tax valuation allowance	86,693	4,732	—	—		91,425
Year Ended December 31, 2024
Allowance for credit losses	$3,490	$5,755	$6,050	$(248)	(1)	$15,047
Deferred tax valuation allowance	75,250	11,443	—	—		86,693
Year Ended December 31, 2023
Allowance for credit losses	$2,875	$842	$43	$(270)	(1)	$3,490
Deferred tax valuation allowance	91,685	—	13,677	(30,112)		75,250
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
William Andrew Hendricks, Jr.
President and Chief Executive Officer
Date: February 10, 2026
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on Form 10-K has been signed by the following persons on behalf of Patterson-UTI Energy, Inc. and in the capacities indicated as of February 10, 2026.

Signature	Title

/s/ Curtis W. Huff	Chairman of the Board
Curtis W. Huff

/s/ Robert W. Drummond	Vice Chairman of the Board
Robert W. Drummond

/s/ William Andrew Hendricks, Jr.	President, Chief Executive Officer
William Andrew Hendricks, Jr.	and Director
(Principal Executive Officer)

/s/ C. Andrew Smith	Executive Vice President and
C. Andrew Smith	Chief Financial Officer
(Principal Financial Officer)

/s/ Forrest Robinson	Chief Accounting Officer
Forrest Robinson
(Principal Accounting Officer)

/s/ Tiffany Thom Cepak	Director
Tiffany Thom Cepak

/s/ Gary M. Halverson	Director
Gary M. Halverson

/s/ Cesar Jaime	Director
Cesar Jaime

/s/ Janeen S. Judah	Director
Janeen S. Judah

/s/ Amy H. Nelson	Director
Amy H. Nelson

/s/ Julie J. Robertson	Director
Julie J. Robertson

/s/ James C. Stewart	Director
James C. Stewart
S-2