Form 10-Q
period 2026-06-30
PATTERSON UTI ENERGY INC
filed 2026-08-04
CIK 889900

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________
Form 10-Q
______________________

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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
381,384,874 shares of common stock, $0.01 par value, as of July 29, 2026.

PATTERSON-UTI ENERGY, INC. AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION
ITEM 1. Financial Statements
The following unaudited condensed consolidated financial statements include all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented.
PATTERSON-UTI ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands, except share data)

	June 30, 2026	December 31, 2025
ASSETS
Current assets:
Cash, cash equivalents and restricted cash	$203,169	$420,642
Accounts receivable, net of allowance for credit losses of $16,442 and $14,469 at June 30, 2026 and December 31, 2025, respectively	919,665	723,277
Inventory	140,750	160,280
Other current assets	108,603	113,892
Total current assets	1,372,187	1,418,091
Property and equipment, net	2,598,413	2,711,037
Operating lease right of use asset	42,093	42,982
Finance lease right of use asset	8,177	14,932
Goodwill	487,388	487,388
Intangible assets, net	755,241	814,810
Deposits on equipment purchases	19,960	11,757
Other assets	89,215	69,469
Total assets	$5,372,674	$5,570,466
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$513,173	$470,782
Accrued liabilities	248,334	366,488
Operating lease liability	17,025	18,652
Finance lease liability	5,614	7,720
Total current liabilities	784,146	863,642
Long-term operating lease liability	27,588	27,607
Long-term finance lease liability	1,181	5,453
Long-term debt, net of debt discount and issuance costs of $10,722 and $6,362 at June 30, 2026 and December 31, 2025, respectively	1,234,173	1,221,038
Deferred tax liabilities, net	203,228	215,818
Other liabilities	15,827	12,193
Total liabilities	2,266,143	2,345,751
Commitments and contingencies (see Note 9)
Stockholders’ equity:
Common stock, par value $0.01; authorized 800,000,000 shares with 526,633,185 and 523,736,898 issued and 381,380,305 and 379,301,646 outstanding at June 30, 2026 and December 31, 2025, respectively	5,265	5,236
Additional paid-in capital	6,505,770	6,492,862
Retained earnings (deficit)	(1,378,630)	(1,257,691)
Accumulated other comprehensive income (loss)	(2,337)	(1,155)
Treasury stock, at cost, 145,252,880 and 144,435,252 shares at June 30, 2026 and December 31, 2025, respectively	(2,030,192)	(2,020,714)
Total stockholders’ equity attributable to controlling interests	3,099,876	3,218,538
Noncontrolling interest	6,655	6,177
Total equity	3,106,531	3,224,715
Total liabilities and stockholders’ equity	$5,372,674	$5,570,466
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PATTERSON-UTI ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Operating revenues:
Drilling Services	$373,501	$403,805	$725,218	$816,665
Completion Services	753,641	719,332	1,433,228	1,485,412
Drilling Products	91,333	88,390	171,130	174,053
Other	9,492	7,793	15,722	23,727
Total operating revenues	1,227,967	1,219,320	2,345,298	2,499,857
Operating costs and expenses:
Drilling Services	259,619	254,772	477,480	502,401
Completion Services	630,716	619,083	1,212,202	1,276,764
Drilling Products	54,194	49,335	101,118	96,275
Other	2,800	6,173	5,684	15,337
Depreciation, depletion, amortization and impairment	217,781	261,858	436,175	493,724
General and administrative	67,505	64,108	136,268	131,038
Other operating expense (income), net	2,314	(6,523)	(2,350)	(3,141)
Total operating costs and expenses	1,234,929	1,248,806	2,366,577	2,512,398
Operating income (loss)	(6,962)	(29,486)	(21,279)	(12,541)

Other income (expense):
Interest income	2,902	1,272	5,667	2,736
Interest expense, net of amount capitalized	(20,398)	(17,645)	(37,883)	(35,342)
Other income (expense)	(3,464)	(1,644)	(2,499)	324
Total other income (expense)	(20,960)	(18,017)	(34,715)	(32,282)

Income (loss) before income taxes	(27,922)	(47,503)	(55,994)	(44,823)

Income tax expense (benefit)	(8,647)	1,194	(12,243)	2,584

Net income (loss)	(19,275)	(48,697)	(43,751)	(47,407)

Net income (loss) attributable to noncontrolling interest	327	447	478	732

Net income (loss) attributable to common stockholders	$(19,602)	$(49,144)	$(44,229)	$(48,139)

Net income (loss) attributable to common stockholder per common share:
Basic	$(0.05)	$(0.13)	$(0.12)	$(0.12)
Diluted	$(0.05)	$(0.13)	$(0.12)	$(0.12)

Weighted average number of common shares outstanding:
Basic	380,192	385,365	379,891	385,940
Diluted	380,192	385,365	379,891	385,940
Cash dividends per common share	$0.10	$0.08	$0.20	$0.16

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PATTERSON-UTI ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited, in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net income (loss)	$(19,275)	$(48,697)	$(43,751)	$(47,407)
Other comprehensive income (loss):
Foreign currency translation adjustment, net of taxes of $0 for all periods	(643)	1,848	(1,182)	1,559
Comprehensive income (loss)	(19,918)	(46,849)	(44,933)	(45,848)
Less: comprehensive income (loss) attributable to noncontrolling interest	327	447	478	732
Comprehensive income (loss) attributable to common stockholders	$(20,245)	$(47,296)	$(45,411)	$(46,580)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PATTERSON-UTI ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(unaudited, in thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Noncontrolling Interest	Total
	Number of Shares	Amount
Balance, December 31, 2025	523,737	$5,236	$6,492,862	$(1,257,691)	$(1,155)	$(2,020,714)	$6,177	$3,224,715
Net income (loss)	—	—	—	(24,627)	—	—	151	(24,476)
Foreign currency translation adjustment	—	—	—	—	(539)	—	—	(539)
Vesting of restricted stock units	352	4	(4)	—	—	—	—	—
Stock-based compensation	—	—	4,412	—	—	—	—	4,412
Payment of cash dividends (0.10 per share)	—	—	—	(37,960)	—	—	—	(37,960)
Dividend equivalents	—	—	—	(99)	—	—	—	(99)
Purchase of treasury stock	—	—	—	—	—	(350)	—	(350)
Balance, March 31, 2026	524,089	$5,240	$6,497,270	$(1,320,377)	$(1,694)	$(2,021,064)	$6,328	$3,165,703
Net income (loss)	—	—	—	(19,602)	—	—	327	(19,275)
Foreign currency translation adjustment	—	—	—	—	(643)	—	—	(643)
Vesting of restricted stock units	2,544	25	(25)	—	—	—	—	—
Stock-based compensation	—	—	8,525	—	—	—	—	8,525
Payment of cash dividends (0.10 per share)	—	—	—	(38,056)	—	—	—	(38,056)
Dividend equivalents	—	—	—	(595)	—	—	—	(595)
Purchase of treasury stock	—	—	—	—	—	(9,128)	—	(9,128)
Balance, June 30, 2026	526,633	$5,265	$6,505,770	$(1,378,630)	$(2,337)	$(2,030,192)	$6,655	$3,106,531

	Common Stock		Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Noncontrolling Interest	Total
	Number of Shares	Amount
Balance, December 31, 2024	520,785	$5,206	$6,453,606	$(1,039,338)	$(2,584)	$(1,951,067)	$10,021	$3,475,844
Net income (loss)	—	—	—	1,005	—	—	285	1,290
Distributions to noncontrolling interest	—	—	—	—	—	—	(1,892)	(1,892)
Foreign currency translation adjustment	—	—	—	—	(289)	—	—	(289)
Vesting of restricted stock units	970	10	(10)	—	—	—	—	—
Stock-based compensation	—	—	12,289	—	—	—	—	12,289
Payment of cash dividends (0.08 per share)	—	—	—	(30,877)	—	—	—	(30,877)
Dividend equivalents	—	—	—	(665)	—	—	—	(665)
Purchase of treasury stock	—	—	—	—	—	(20,295)	—	(20,295)
Balance, March 31, 2025	521,755	$5,216	$6,465,885	$(1,069,875)	$(2,873)	$(1,971,362)	$8,414	$3,435,405
Net income (loss)	—	—	—	(49,144)	—	—	447	(48,697)
Distributions to noncontrolling interest	—	—	—	—	—	—	(2,533)	(2,533)
Foreign currency translation adjustment	—	—	—	—	1,848	—	—	1,848
Vesting of restricted stock units	1,789	18	(18)	—	—	—	—	—
Stock-based compensation	—	—	9,578	—	—	—	—	9,578
Payment of cash dividends (0.08 per share)	—	—	—	(30,742)	—	—	—	(30,742)
Dividend equivalents	—	—	—	(415)	—	—	—	(415)
Purchase of treasury stock	—	—	—	—	—	(15,771)	—	(15,771)
Balance, June 30, 2025	523,544	$5,234	$6,475,445	$(1,150,176)	$(1,025)	$(1,987,133)	$6,328	$3,348,673

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PATTERSON-UTI ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities:
Net income (loss)	$(43,751)	$(47,407)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion, amortization and impairment	436,175	493,724
Deferred income tax expense (benefit)	(12,577)	1,704
Stock-based compensation	12,937	21,867
Net (gain) loss on asset disposals	3,643	(973)
Colombia contract drilling exit costs	20,011	—
Other	61	(1,972)
Changes in operating assets and liabilities:
Accounts receivable	(196,854)	(6,902)
Inventory	(18,397)	2,316
Other current assets	2,568	(1,980)
Other assets	13,755	3,236
Accounts payable	32,404	17,132
Accrued liabilities	(118,871)	(125,396)
Other liabilities	(11,164)	(7,459)
Net cash provided by operating activities	119,940	347,890

Cash flows from investing activities:
Purchases of property and equipment	(272,552)	(306,037)
Proceeds from disposal of assets, including insurance recoveries	14,879	28,344
Other	(1,597)	(11,514)
Net cash used in investing activities	(259,270)	(289,207)

Cash flows from financing activities:
Purchases of treasury stock	(9,478)	(35,849)
Dividends paid	(76,016)	(61,619)
Net proceeds from issuance of senior notes	496,015	—
Repayment of senior notes	(482,505)	—
Payments of finance leases	(3,250)	(4,432)
Other	(1,936)	(10,820)
Net cash used in financing activities	(77,170)	(112,720)
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	(973)	(1,365)
Net change in cash, cash equivalents and restricted cash	(217,473)	(55,402)
Cash, cash equivalents and restricted cash at beginning of period	420,642	241,293
Cash, cash equivalents and restricted cash at end of period	$203,169	$185,891

Supplemental disclosure of cash flow information:
Net cash received (paid) during the period for:
Interest, net of capitalized interest of $155 in 2026 and $443 in 2025	$(40,122)	$(33,396)
Income taxes	13,276	(3,106)
Non-cash investing and financing activities:
Net increase (decrease) in payables for purchases of property and equipment	$10,147	$(12,115)
Purchases of property and equipment through exchange of lease right of use asset	2,878	1,007
Derecognition of right of use asset	(2,878)	(755)
Net investment in sales-type leases recognized	8,942	—

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
The unaudited interim condensed consolidated financial statements have been prepared by us pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been omitted pursuant to such rules and regulations, although we believe the disclosures included either on the face of the financial statements or herein are sufficient to make the information presented not misleading. In the opinion of management, all recurring adjustments considered necessary for a fair statement of the information in conformity with GAAP have been included. The unaudited condensed consolidated balance sheet as of December 31, 2025, as presented herein, was derived from our audited consolidated balance sheet but does not include all disclosures required by GAAP. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2025 (our “Annual Report”). The results of operations for the three and six months ended June 30, 2026 are not necessarily indicative of the results to be expected for the full year.
There have been no material changes to our critical accounting policies from those disclosed in our Annual Report.
Restricted cash — Restricted cash includes amounts restricted as cash collateral for the issuance of standby letters of credit.
The following table provides a reconciliation of cash and restricted cash reported within the unaudited condensed consolidated balance sheets that sum to the total of such amounts shown in the unaudited condensed statements of cash flows for the six months ended June 30, 2026 and 2025 (in thousands):

	Six Months Ended June 30,
	2026	2025
Cash and cash equivalents	$201,024	$183,768
Restricted cash	2,145	2,123
Total cash, cash equivalents and restricted cash	$203,169	$185,891
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
Contract liabilities consisted of the following at June 30, 2026 and December 31, 2025 (in thousands):

Balance at December 31, 2025	$79,506
Payment received/accrued and deferred	20,049
Revenue recognized during the period	(89,688)
Balance at June 30, 2026 (1)	$9,867
(1)$8.6 million of our contract liability balance is current and is included in “Accrued liabilities,” and $1.2 million of our contract liability balance is noncurrent and is included in “Other liabilities” on our consolidated balance sheet.
During the six months ended June 30, 2026, we recognized $73.0 million of revenue that was included in the contract liability balance at the beginning of the period. The substantial majority of our revenue related to our contract liabilities balance is expected to be recognized within one year.
Contract Costs
Costs incurred for rig upgrades based on a contract with a customer are considered capital improvements and are capitalized to drilling equipment and depreciated over the estimated useful life of the asset.
Remaining Performance Obligations
We maintain a backlog of commitments for contract drilling services under term contracts, which we define as contracts with a duration of six months or more. Our contract drilling backlog in the United States as of June 30, 2026 was approximately $365 million. Approximately 15% of our total contract drilling backlog in the United States at June 30, 2026 is reasonably expected to remain at June 30, 2027. We generally calculate our backlog by multiplying the dayrate under our term drilling contracts by the number of days remaining under the contract. The calculation does not include any revenues related to fees for other services such as for mobilization, other than initial mobilization, demobilization and customer reimbursables, nor does it include potential reductions in rates for unscheduled standby or during periods in which the rig is moving or incurring maintenance and repair time in excess of what is permitted under the drilling contract. For contracts that contain variable dayrate pricing, our backlog calculation uses the dayrate in effect for periods where the dayrate is fixed, and, for periods that remain subject to variable pricing, uses commodity pricing or other related indices in effect at June 30, 2026. In addition, our term drilling contracts are generally subject to termination by the customer on short notice and provide for an early termination payment to us in the event that the contract is terminated by the customer. For contracts on which we have received notice for the rig to be placed on standby, our backlog calculation uses the standby rate for the period over which we expect to receive the standby rate. For contracts on which we have received an early termination notice, our backlog calculation includes the early termination rate, instead of the dayrate, for the period over which we expect to receive the lower rate. Please see “Our current backlog of contract drilling revenue may decline and may not ultimately be realized, as fixed-term contracts may in certain instances be terminated without an early termination payment” included in Item 1A of our Annual Report.
3. Inventory
Inventory consisted of the following at June 30, 2026 and December 31, 2025 (in thousands):

	June 30, 2026	December 31, 2025
Raw materials and supplies	$111,108	$129,440
Work-in-process	7,359	4,573
Finished goods	22,283	26,267
Inventory	$140,750	$160,280
4. Other Current Assets
Other current assets consisted of the following at June 30, 2026 and December 31, 2025 (in thousands):

	June 30, 2026	December 31, 2025
Federal and state income taxes receivable	$9,127	$22,194
Workers’ compensation receivable	27,942	30,492
Prepaid expenses	48,233	34,829
Other	23,301	26,377
Other current assets	$108,603	$113,892
5. Property and Equipment
Property and equipment consisted of the following at June 30, 2026 and December 31, 2025 (in thousands):

	June 30, 2026	December 31, 2025
Equipment	$7,983,282	$8,224,950
Oil and natural gas properties	251,422	248,088
Buildings and improvements	228,583	235,621
Rental equipment	156,084	155,385
Land and improvements	36,295	39,591
Total property and equipment	8,655,666	8,903,635
Less accumulated depreciation, depletion, amortization and impairment	(6,057,253)	(6,192,598)
Property and equipment, net	$2,598,413	$2,711,037
Depreciation, depletion, amortization and impairment — The following table summarizes depreciation, depletion, amortization and impairment expense related to property and equipment and intangible assets for the three and six months ended June 30, 2026 and 2025 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Depreciation expense	$183,264	$197,562	$368,555	$395,045
Amortization expense	31,883	31,922	63,717	62,767
Depletion expense	1,453	1,635	2,722	3,500
Impairment expense	1,181	30,739	1,181	32,412
Total	$217,781	$261,858	$436,175	$493,724
We review our long-lived assets, including property and equipment and definite-lived intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amounts of certain assets may not be recovered over their estimated remaining useful lives (a “triggering event”). As of June 30, 2026, we concluded no triggering event that could indicate possible impairment of property and equipment had occurred.
6. Goodwill and Intangible Assets
Goodwill — During the six months ended June 30, 2026, there were no additions or impairments to goodwill. As of June 30, 2026 and December 31, 2025, our goodwill balances by operating segment were as follows (in thousands):

	Completion Services	Drilling Products	Total
Balance as of June 30, 2026 and December 31, 2025	$36,885	$450,503	$487,388
Goodwill is evaluated at least annually on July 31, or more frequently when events or circumstances occur indicating recorded goodwill may be impaired. As of June 30, 2026, we determined there were no events that would indicate the carrying value of goodwill may not be recoverable or that potential impairment exists.
Intangible Assets — The following table presents the gross carrying amount and accumulated amortization of our intangible assets as of June 30, 2026 and December 31, 2025 (in thousands):

	June 30, 2026			December 31, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$780,653	$(199,233)	$581,420	$783,259	$(166,135)	$617,124
Developed technology	202,771	(116,748)	86,023	202,771	(96,689)	106,082
Trade name	101,000	(28,406)	72,594	101,000	(23,406)	77,594
Other	26,214	(11,010)	15,204	22,729	(8,719)	14,010
Intangible assets, net	$1,110,638	$(355,397)	$755,241	$1,109,759	$(294,949)	$814,810
Amortization expense on intangible assets of approximately $31.9 million was recorded for each of the three months ended June 30, 2026 and 2025. Amortization expense on intangible assets of approximately $63.7 million and $62.8 million was recorded for the six months ended June 30, 2026 and 2025, respectively.
7. Accrued Liabilities
Accrued liabilities consisted of the following at June 30, 2026 and December 31, 2025 (in thousands):

	June 30, 2026	December 31, 2025
Salaries, wages, payroll taxes and benefits	$81,705	$107,650
Insurance	72,264	73,621
Property, sales, use and other taxes	43,286	45,369
Accrued interest payable	13,035	17,471
Deferred revenue	8,634	79,286
Accrued legal expenses	12,047	15,000
Other	17,363	28,091
Accrued liabilities	$248,334	$366,488

8. Long-Term Debt
Long-term debt consisted of the following at June 30, 2026 and December 31, 2025 (in thousands):

	June 30, 2026	December 31, 2025
3.95% Senior Notes Due 2028	$—	$482,505
5.15% Senior Notes Due 2029	344,895	344,895
7.15% Senior Notes Due 2033	400,000	400,000
6.05% Senior Notes Due 2036	500,000	—
	1,244,895	1,227,400
Less deferred financing costs and discounts	(10,722)	(6,362)
Total	$1,234,173	$1,221,038

Credit Agreement — On January 31, 2025, we entered into the Second Amended and Restated Credit Agreement with the lenders party thereto and Wells Fargo Bank, National Association, as administrative agent, and the other parties thereto (the “Amended and Restated Credit Agreement”), which amended and restated our Amended and Restated Credit Agreement dated as of March 27, 2018.

On April 24, 2026, we entered into the Assignment and Amendment No. 1 to Second Amended and Restated Credit Agreement, which amended the Amended and Restated Credit Agreement (as amended, the “Credit Agreement”), which, among other things, (i) extended the maturity date for $450 million of revolving credit commitments of certain lenders under the Credit Agreement from January 31, 2030 to January 31, 2031, with the option at our election for two one-year extensions, and (ii) assigned $25 million of the revolving credit commitments from HSBC Bank USA, N.A., to JPMorgan Chase Bank, N.A., in each case, on the terms and subject to the conditions set forth therein. As of June 30, 2026, the commitments under the Amended and Restated Credit Agreement were $500 million, and $450 million of the loans and commitments under the Credit Agreement would mature on January 31, 2031, with the remainder maturing January 31, 2030.

The Credit Agreement contains representations, warranties, affirmative and negative covenants and events of default and associated remedies that we believe are customary for agreements of this nature. We were in compliance with the covenants at June 30, 2026.
As of June 30, 2026, we had no borrowings outstanding under our Credit Agreement. We had $2.3 million in letters of credit outstanding under the Credit Agreement at June 30, 2026 and, as a result, had available borrowing capacity of approximately $498 million under the Credit Agreement at that date.
2015 Reimbursement Agreement — On March 16, 2015, we entered into a Reimbursement Agreement (as amended from time to time, the “2015 Reimbursement Agreement”) with The Bank of Nova Scotia (“Scotiabank”), pursuant to which we may from time to time request that Scotiabank issue an unspecified amount of letters of credit. As of June 30, 2026, we had $27.0 million in letters of credit outstanding under the 2015 Reimbursement Agreement.
2028 Senior Notes, 2029 Senior Notes, 2033 Senior Notes and 2036 Senior Notes — On January 19, 2018, we completed an offering of $525 million in aggregate principal amount of 3.95% senior notes due 2028 (the “2028 Notes”), of which the outstanding amount was fully redeemed on June 4, 2026. On November 15, 2019, we completed an offering of $350 million in aggregate principal amount of 5.15% senior notes due 2029 (the “2029 Notes”). On September 13, 2023, we completed an offering of $400 million in aggregate principal amount of 7.15% senior notes due 2033 (the “2033 Notes”). On May 19, 2026, we completed an offering of $500 million in aggregate principal amount of 6.05% senior notes due 2036 (the “2036 Notes”). The net proceeds before offering expenses from the offering of the 2036 Notes were approximately $496 million, which we used to fully redeem our outstanding 2028 Notes and for general corporate purposes.
We pay interest on the 2036 Notes on May 15 and November 15 of each year. The 2036 Notes will mature on May 15, 2036. The 2036 Notes bear interest at a rate of 6.05% per annum.
The 2029 Notes, 2033 Notes, and 2036 Notes, (together, the “Senior Notes”) are our senior unsecured obligations, which rank equally with all other existing and future senior unsecured debt and will rank senior in right of payment to all other future subordinated debt. The Senior Notes will be effectively subordinated to any of our future secured debt to the extent of the value of the assets securing such debt. In addition, the Senior Notes will be structurally subordinated to the liabilities (including trade payables) of our subsidiaries that do not guarantee the Senior Notes. None of our subsidiaries are currently required to be a guarantor under the

Senior Notes. If our subsidiaries guarantee the Senior Notes in the future, such guarantees (the “Guarantees”) will rank equally in right of payment with all of the guarantors’ future unsecured senior debt and senior in right of payment to all of the guarantors’ future subordinated debt. The Guarantees will be effectively subordinated to any of the guarantors’ future secured debt to the extent of the value of the assets securing such debt.
At our option, we may redeem the 2036 Notes in whole or in part, at any time or from time to time prior to February 15, 2036 at a redemption price equal to the greater of (i) (a) the sum of the present values of the remaining scheduled payments of principal and interest thereon discounted to the redemption date (assuming the 2036 Notes matured on the Par Call Date) on a semi-annual basis (assuming a 360-day year consisting of twelve 30-day months) at the Treasury Rate plus 25 basis points less (b) interest accrued to the date of redemption, and (ii) 100% of the principal amount of the 2036 Notes to be redeemed, plus in either case, accrued and unpaid interest thereon to, but excluding, the redemption date. Additionally, commencing on February 15, 2036, we may redeem the 2036 Notes at our option, in whole or in part, at a redemption price equal to 100% of the principal amount of the 2036 Notes to be redeemed, plus accrued and unpaid interest thereon to, but excluding, the redemption date.
Upon the occurrence of a change of control triggering event, as defined in the indenture governing the 2036 Notes, each holder of the 2036 Notes may require us to purchase all or a portion of such holder’s 2036 Notes at a purchase price in cash equal to 101% of their principal amount, plus accrued and unpaid interest, if any, to, but excluding, the applicable repurchase date.
On June 4, 2026, we completed our redemption of all the approximately $483 million aggregate principal amount of the outstanding 2028 Notes. The 2028 Notes were redeemed at a redemption price of 100% of the principal amount of the 2028 Notes outstanding, plus accrued and unpaid interest to the redemption date. The total amount of the redemption was approximately $483 million, which was funded using a portion of the net proceeds from our 2036 Notes offering. We recognized a non-cash loss on extinguishment of debt of $0.9 million, primarily related to the write-off of unamortized debt issuance cost associated with the 2028 Notes, which is included in “Interest expense, net of amount capitalized” in the consolidated statement of operations.
The indentures pursuant to which the Senior Notes were issued include covenants that, among other things, limit our and our subsidiaries’ ability to incur certain liens, engage in sale and lease-back transactions or consolidate, merge, or transfer all or substantially all of their assets. These covenants are subject to important qualifications and limitations set forth in the indentures. We were in compliance with these covenants at June 30, 2026. The indentures governing the Senior Notes also contain customary events of default with respect to the Senior Notes. No events of default had occurred at June 30, 2026.
For additional information regarding our long-term debt, see Note 9 of Notes to consolidated financial statements in Item 8 of our Annual Report.
9. Commitments and Contingencies
Purchase Commitments — As of June 30, 2026, we maintained letters of credit in the aggregate amount of $31.3 million primarily for the benefit of various insurance companies as collateral for retrospective premiums and retained losses that could become payable under the terms of the underlying insurance contracts and compliance with contractual obligations. These letters of credit expire annually at various times during the year and are typically renewed. As of June 30, 2026, no amounts had been drawn under the letters of credit. As of June 30, 2026, we had $39.0 million in surety bond exposure issued as financial assurance on an insurance agreement.
As of June 30, 2026, we had commitments to purchase major equipment totaling approximately $169 million.
Our completion services segment has entered into agreements to purchase minimum quantities of proppants from certain vendors. As of June 30, 2026, the remaining minimum obligation under these agreements was approximately $8.7 million, of which approximately $3.9 million and $4.8 million relate to the remainder of 2026 and 2027, respectively.
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
In October and November 2025, the Court resolved certain dispositive motions in Ulterra’s favor, resulting in a Final Judgment in Ulterra’s favor on November 25, 2025. NOV has acknowledged that the Court’s rulings mean it cannot collect any of the royalties it had alleged were owed. On December 12, 2025, NOV filed a Notice of Appeal to the United States Court of Appeals for the Federal Circuit. The appeal is currently pending before the Federal Circuit as Docket Nos. 26-1256 and 26-1266. On April 20, 2026, NOV filed its opening appellate brief. Ulterra filed its response on July 31, 2026.
Additionally, we are party to various other legal proceedings arising in the normal course of our business. We do not believe that the outcome of these proceedings, either individually or in the aggregate, will have a material adverse effect on our financial condition, cash flows or results of operations.
10. Stockholders’ Equity
Cash Dividend — On July 29, 2026, our Board of Directors approved a cash dividend on our common stock in the amount of $0.10 per share to be paid on September 15, 2026 to holders of record as of September 1, 2026. The amount and timing of all future dividend payments, if any, are subject to the discretion of the Board of Directors and will depend upon business conditions, results of operations, financial condition, terms of our debt agreements and other factors. Our Board of Directors may, without advance notice, reduce or suspend our dividend for any reason, including to improve our financial flexibility and position our company for long-term success. There can be no assurance that we will pay a dividend in the future.
Share Repurchases and Acquisitions — In September 2013, our Board of Directors approved a stock buyback program. In February 2024, our Board of Directors approved an increase of the authorization under the stock buyback program to allow for an aggregate of $1.0 billion of future share repurchases. All purchases executed to date have been through open market transactions. Purchases under the buyback program are made at management’s discretion, at prevailing prices, subject to market conditions and other factors. Purchases may be made at any time without prior notice. There is no expiration date associated with the buyback program. As of June 30, 2026, we had remaining authorization to purchase approximately $694 million of our outstanding common stock under the stock buyback program. Shares of stock purchased under the buyback program are held as treasury shares.
Treasury stock acquisitions during the six months ended June 30, 2026 were as follows (dollars in thousands):

	Shares	Cost
Treasury shares at January 1, 2026	144,435,252	$2,020,714
Acquisitions pursuant to long-term incentive plans	817,628	9,478
Treasury shares at June 30, 2026	145,252,880	$2,030,192
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
The Patterson-UTI Energy, Inc. 2021 Long-Term Incentive Plan (as amended from time to time, the “2021 Plan”) was originally approved by our stockholders on June 3, 2021. Subject to stockholder approval, our Board of Directors approved an amendment to the 2021 Plan to increase the number of shares available for issuance under the 2021 Plan by 28.9 million shares (the “Amendment”). On June 4, 2026, our stockholders approved the Amendment.

Stock Options — No stock options have been granted since 2016. Stock option activity from January 1, 2026 to June 30, 2026 follows:

	Underlying Shares	Weighted Average Exercise Price Per Share
Outstanding at January 1, 2026	1,137,205	$23.56
Exercised	—	$—
Expired	(655,800)	$18.54
Outstanding at June 30, 2026	481,405	$30.40
Exercisable at June 30, 2026	481,405	$30.40
Restricted Stock Units (Equity Based) — Share-settled restricted stock unit activity from January 1, 2026 to June 30, 2026 follows:

	Time Based Shares	Performance Based Shares	Weighted Average Grant Date Fair Value Per Share
Non-vested restricted stock units outstanding at January 1, 2026	6,673,838	409,890	$8.06
Granted	2,286,042	—	$11.08
Performance based restricted stock units settled (1)	—	(331,675)	$14.10
Vested	(2,896,287)	—	$8.40
Forfeited	(270,126)	(4,316)	$7.22
Non-vested restricted stock units outstanding at June 30, 2026	5,793,467	73,899	$8.76
(1)Performance based restricted stock units reached the end of their performance period during the six months ended June 30, 2026, and no shares were issued to settle such performance based restricted stock units.
As of June 30, 2026, we had unrecognized compensation cost related to our unvested restricted stock units totaling $47.0 million. The weighted-average remaining vesting period for these unvested restricted stock units was 2.21 years as of June 30, 2026.
Restricted Stock Units (Liability Based) — A portion of the restricted stock unit awards granted in 2025 and 2026 are cash-settled. Cash-settled restricted stock unit activity from January 1, 2026 to June 30, 2026 follows:

Time Based Shares
Non-vested cash-settled restricted stock units outstanding at January 1, 2026	628,175
Granted	331,816
Vested	(210,849)
Forfeited	—
Non-vested cash-settled restricted stock units outstanding at June 30, 2026	749,142
As of June 30, 2026, we had unrecognized compensation cost related to our unvested cash-settled restricted stock units totaling $7.5 million. The weighted-average remaining vesting period for these unvested cash-settled restricted stock units was 2.29 years as of June 30, 2026.
Performance Unit Awards — We have granted performance unit awards to certain employees (the “Performance Units”). The Performance Units generally vest over a three-year period based on the achievement of performance goals. Historically, Performance Units have been tied to total shareholder return (“TSR”) achievement as compared to the TSR of a designated peer group, and allow for a payout ranging between 0% and 200% of the target payout. With respect to the Performance Units granted in each of April 2026 and May 2025, (i) one-half are cash-settled and are otherwise structured similarly to the Performance Units granted in 2024 with vesting tied to our relative TSR and (ii) one-half are share-settled and tied to our relative free cash flow return as compared to the free cash flow return of a designated peer group (“FCF”).

Performance Units activity from January 1, 2026 to June 30, 2026 follows:

	Performance Units Share-Settled (at target)	Weighted Average Grant Date Fair Value Per Share	Performance Units Cash-Settled (at target)
Non-vested Performance Units outstanding at January 1, 2026	2,214,700	$10.49	743,800
Granted	414,600	$12.22	414,600
Performance Units settled (1)	(595,800)	$13.36	—
Forfeited	—	$—	—
Non-vested Performance Units outstanding at June 30, 2026	2,033,500	$10.00	1,158,400
(1)    Share-settled Performance Units granted in 2023 reached the end of their performance period during the six months ended June 30, 2026, and no shares were issued to settle such Performance Units.
As of June 30, 2026, we had unrecognized compensation cost related to our unvested Performance Units totaling $26.4 million. The weighted-average remaining vesting period for these unvested Performance Units was 2.24 years as of June 30, 2026.
Stock-Based Compensation Expense — Expense associated with restricted stock units and Performance Unit awards is included in “Direct operating costs” and “General and administrative” in our unaudited condensed consolidated statements of operations. The following table presents stock-based compensation expense for the three and six months ended June 30, 2026 and 2025 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Share-settled awards
Restricted stock units	$5,560	$7,512	$7,488	$17,398
Performance Units – TSR	1,124	1,568	2,674	3,971
Performance Units – FCF	1,841	498	2,775	498
Total share-settled awards	8,525	9,578	12,937	21,867

Cash-settled awards
Cash-settled restricted stock units	869	204	1,995	212
Cash-settled Performance Units	695	377	2,529	377
Total cash-settled awards	1,564	581	4,524	589
Stock-based compensation expense	$10,089	$10,159	$17,461	$22,456
12. Income Taxes
Our effective income tax rate fluctuates from the U.S. statutory tax rate based on, among other factors, changes in pretax income in jurisdictions with varying statutory tax rates, the impact of U.S. state and local taxes, the realizability of deferred tax assets and other differences related to the recognition of income and expense between GAAP and tax accounting.
Our effective income tax rate for the three months ended June 30, 2026 was 31.0%, compared with (2.5)% for the three months ended June 30, 2025. The difference in effective income tax rates between the periods was primarily attributable to the impact of permanent differences against earnings between periods.
Our effective income tax rate for the six months ended June 30, 2026 was 21.9%, compared with (5.8)% for the six months ended June 30, 2025. The difference in effective income tax rates between periods was primarily attributable to the impact of permanent differences against earnings between periods.
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
The following table presents information necessary to calculate net income (loss) per share for the three and six months ended June 30, 2026 and 2025 as well as potentially dilutive securities excluded from the weighted average number of diluted common shares outstanding because their inclusion would have been anti-dilutive (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
BASIC EPS:
Net income (loss) attributable to common stockholders	$(19,602)	$(49,144)	$(44,229)	$(48,139)
Weighted average number of common shares outstanding, excluding non-vested restricted stock units	380,192	385,365	379,891	385,940
Basic net income (loss) per common share	$(0.05)	$(0.13)	$(0.12)	$(0.12)

DILUTED EPS:
Net income (loss) attributable to common stockholders	$(19,602)	$(49,144)	$(44,229)	$(48,139)
Weighted average number of common shares outstanding, including non-vested restricted stock units	380,192	385,365	379,891	385,940
Diluted net income (loss) per common share	$(0.05)	$(0.13)	$(0.12)	$(0.12)
Potentially dilutive securities excluded as anti-dilutive	8,382	10,828	8,382	10,828
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
Completion Services — represents our hydraulic fracturing, completion support services, wireline and pumpdown services and cementing businesses.
Drilling Products — represents our manufacturing and distribution of drill bits business.

The following tables summarize selected financial information relating to our business segments (in thousands):

	Drilling Services	Completion Services	Drilling Products	Total
For the three months ended June 30, 2026
Revenues from external customers	$373,501	$753,641	$91,333	$1,218,475
Direct operating costs (1)	259,619	630,716	54,194	944,529
General and administrative	6,617	7,230	8,344	22,191
Depreciation, amortization and impairment (1)	85,490	108,838	20,478	214,806
Other segment items (2)	(962)	(1,328)	—	(2,290)
Segment operating income (loss) (3)	$22,737	$8,185	$8,317	$39,239

Reconciliation of revenue:
Total segment revenues from external customers				$1,218,475
Other revenues (4)				9,492
Total consolidated revenues				$1,227,967

Reconciliation to consolidated income (loss) before income taxes:
Segment operating income (loss) (3)				$39,239
Other (4)				5,053
Corporate				(51,254)
Interest income				2,902
Interest expense				(20,398)
Other income (expense)				(3,464)
Income (loss) before income taxes				$(27,922)

	Drilling Services	Completion Services	Drilling Products	Total
For the three months ended June 30, 2025
Revenues from external customers	$403,805	$719,332	$88,390	$1,211,527
Direct operating costs (1)	254,772	619,083	49,335	923,190
General and administrative	4,152	9,723	8,651	22,526
Depreciation, amortization and impairment (1)	112,647	119,774	23,584	256,005
Other segment items (2)	(8,368)	—	—	(8,368)
Segment operating income (loss) (3)	$40,602	$(29,248)	$6,820	$18,174

Reconciliation of revenue:
Total segment revenues from external customers				$1,211,527
Other revenues (4)				7,793
Total consolidated revenues				$1,219,320

Reconciliation to consolidated income (loss) before income taxes:
Segment operating income (loss) (3)				$18,174
Other (4)				(2,000)
Corporate				(45,660)
Interest income				1,272
Interest expense				(17,645)
Other income (expense)				(1,644)
Income (loss) before income taxes				$(47,503)
(1)The significant expense categories and amounts align with the segment-level information that is regularly provided to the chief operating decision maker.
(2)Other segment items for each reportable segment includes other operating expenses (income), such as certain legal accruals and settlements, and equity in earnings from an unconsolidated joint venture.
(3)Segment operating income (loss) is our measure of segment profitability. It is defined as revenue less operating expenses, general and administrative expenses, depreciation, amortization and impairment expense and other operating expenses (income).
(4)Other includes our oilfield rentals business, prior to its divestiture in April 2025, and oil and natural gas working interests.

	Drilling Services	Completion Services	Drilling Products	Total
For the six months ended June 30, 2026
Revenues from external customers	$725,218	$1,433,228	$171,130	$2,329,576
Direct operating costs (1)	477,480	1,212,202	101,118	1,790,800
General and administrative	13,714	14,560	16,267	44,541
Depreciation, amortization and impairment (1)	169,434	220,310	40,324	430,068
Other segment items (2)	(2,450)	(1,328)	—	(3,778)
Segment operating income (loss) (3)	$67,040	$(12,516)	$13,421	$67,945

Reconciliation of revenue:
Total segment revenues from external customers				$2,329,576
Other revenues (4)				15,722
Total consolidated revenues				$2,345,298

Reconciliation to consolidated income (loss) before income taxes:
Segment operating income (loss) (3)				$67,945
Other (4)				7,128
Corporate				(96,352)
Interest income				5,667
Interest expense				(37,883)
Other income (expense)				(2,499)
Income (loss) before income taxes				$(55,994)

	Drilling Services	Completion Services	Drilling Products	Total
For the six months ended June 30, 2025
Revenues from external customers	$816,665	$1,485,412	$174,053	$2,476,130
Direct operating costs (1)	502,401	1,276,764	96,275	1,875,440
General and administrative	8,097	21,132	17,770	46,999
Depreciation, amortization and impairment (1)	197,619	235,600	46,460	479,679
Other segment items (2)	(8,368)	—	—	(8,368)
Segment operating income (loss) (3)	$116,916	$(48,084)	$13,548	$82,380

Reconciliation of revenue:
Total segment revenues from external customers				$2,476,130
Other revenues (4)				23,727
Total consolidated revenues				$2,499,857

Reconciliation to consolidated income (loss) before income taxes:
Segment operating income (loss) (3)				$82,380
Other (4)				(1,770)
Corporate				(93,151)
Interest income				2,736
Interest expense				(35,342)
Other income (expense)				324
Income (loss) before income taxes				$(44,823)
(1)The significant expense categories and amounts align with the segment-level information that is regularly provided to the chief operating decision maker.
(2)Other segment items for each reportable segment includes other operating expenses (income), such as certain legal accruals and settlements, and equity in earnings from an unconsolidated joint venture.
(3)Segment operating income (loss) is our measure of segment profitability. It is defined as revenue less operating expenses, general and administrative expenses, depreciation, amortization and impairment expense and other operating expenses (income).
(4)Other includes our oilfield rentals business, prior to its divestiture in April 2025, and oil and natural gas working interests.

Other business segment information

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Capital expenditures:
Drilling Services	$60,148	$55,174	$114,569	$128,632
Completion Services	75,023	68,985	120,124	131,158
Drilling Products	18,711	15,252	34,553	33,474
Segment capital expenditures	$153,882	$139,411	$269,246	$293,264
Other	1,910	1,802	3,021	5,398
Corporate	132	2,993	285	7,375
Total capital expenditures	$155,924	$144,206	$272,552	$306,037

	June 30, 2026	December 31, 2025
Identifiable assets:
Drilling Services	$1,811,877	$1,865,598
Completion Services	2,217,394	2,341,232
Drilling Products	1,028,063	1,018,867
Segment assets	$5,057,334	$5,225,697
Other	28,878	29,418
Corporate (1)	286,462	315,351
Total assets	$5,372,674	$5,570,466
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

Level 1 – Observable inputs such as quoted prices in active markets at the measurement date for identical, unrestricted assets or liabilities.
Level 2 – Other inputs that are observable directly or indirectly, such as quoted prices in markets that are not active, or inputs which are observable, either directly or indirectly, for substantially the full term of the asset or liability.
Level 3 – Unobservable inputs for which there is little or no market data and for which we make our own assumptions about how market participants would price the assets and liabilities.
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The carrying values of cash, cash equivalents and restricted cash, trade receivables and accounts payable approximate fair value due to the short-term maturity of these items. These fair value estimates are considered Level 1 fair value estimates in the fair value hierarchy of fair value accounting.

The estimated fair value of our outstanding debt balances as of June 30, 2026 and December 31, 2025 is set forth below (in thousands):

	June 30, 2026		December 31, 2025
	Carrying Value	Fair Value	Carrying Value	Fair Value
3.95% Senior Notes Due 2028 (1)	$—	$—	$482,505	$477,694
5.15% Senior Notes Due 2029	344,895	345,486	344,895	348,032
7.15% Senior Notes Due 2033	400,000	429,226	400,000	428,615
6.05% Senior Notes Due 2036	500,000	497,952	—	—
Total debt	$1,244,895	$1,272,664	$1,227,400	$1,254,341
(1)All of the outstanding 2028 Notes were fully redeemed on June 4, 2026. See Note 8 of Notes to unaudited condensed consolidated financial statements for additional information.
The fair values of the 2028 Notes, the 2029 Notes, the 2033 Notes and the 2036 Notes are based on quoted market prices, which are considered Level 1 fair value estimates in the fair value hierarchy of fair value accounting.
The implied market rates of interest used to determine the fair value of our outstanding debt balances as of June 30, 2026 and December 31, 2025 are set forth below:

	June 30, 2026	December 31, 2025
3.95% Senior Notes Due 2028	—%	4.46%
5.15% Senior Notes Due 2029	5.10%	4.89%
7.15% Senior Notes Due 2033	5.90%	5.99%
6.05% Senior Notes Due 2036	6.12%	—%
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
We apply the provisions of the fair value measurement standard to our non-recurring, non-financial measurements including business combinations, as well as impairment related to goodwill and other long-lived assets.
16. Other Charges
Exit from Contract Drilling Operations in Colombia
During the second quarter of 2026, management approved a plan to exit our Colombian contract drilling operations within the Drilling Services segment. Changes in Colombia’s political environment, coupled with continued reductions in activity forecasts and challenging market conditions in the region, have reduced the attractiveness of additional investment. The exit activity is expected to be substantially completed over the next year.
During the second quarter of 2026, we recognized approximately $21.0 million of exit and disposal costs, consisting of approximately $20.0 million in direct operating expenses related to inventory and other asset write-downs and approximately $1.0 million in rig impairment expense within the consolidated statements of operations. We currently estimate that approximately $5.0 million of additional costs will be incurred to complete the exit activities, primarily related to employee termination benefits and other costs directly associated with wind-down activities. Actual costs and the timing of completion may differ from current estimates.

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

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Management Overview — We are a Houston, Texas-based leading provider of drilling and completion services to oil and natural gas exploration and production companies in the United States and other select countries, including contract drilling services, integrated well completion services and directional drilling services in the United States, and specialized drill bit solutions in North America, the Middle East and many other regions around the world. We operate under three reportable business segments: (i) drilling services, (ii) completion services and (iii) drilling products.
Drilling Services
Our contract drilling business operates primarily in the continental United States, and from time to time, we pursue contract drilling opportunities in other select markets. We also provide a comprehensive suite of directional drilling services in most major producing onshore oil and natural gas basins in the United States and we provide services that aim to improve the statistical accuracy of wellbore placement for directional and horizontal wells. We also provide electrical controls and automation to the energy, marine and mining industries in North America and other select markets.
As of June 30, 2026, we had 148 marketed land-based drilling rigs based in the following regions:

Region	Number of Rigs
West Texas	63
Appalachia	21
Oklahoma	16
Rockies	22
South Texas	13
East Texas	7
Colombia	3
Ecuador	1
Argentina(1)	2
Total	148
(1)In January 2026, we signed a multi-year agreement to lease two rigs to DLS Archer Ltd. S.A. to support Archer’s operations in Argentina’s Vaca Muerta formation.
We have addressed our customers’ needs for drilling horizontal wells in shale and other unconventional resource plays by improving the capabilities of our drilling fleet. The U.S. land rig industry has in recent years referred to certain high specification rigs as “super-spec” rigs, which we consider to be at least a 1,500 horsepower, AC-powered rig that has at least a 750,000-pound hookload, a 7,500-psi circulating system, and is pad-capable. Due to evolving customer preferences, we refer to certain premium rigs as “Tier-1, super spec” rigs, which we consider as being a super-spec rig that also has a third mud pump and raised drawworks that allows for more clearance underneath the rig floor. As of June 30, 2026, our rig fleet included 137 marketed Tier-1, super-spec rigs.
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
During the first half of 2026, energy markets experienced increased volatility driven by geopolitical developments in the Middle East, including the conflict with Iran and ongoing disruptions to global oil supply and key transportation routes. These events contributed to fluctuations in commodity prices, customer spending expectations and overall market sentiment. In addition, global energy markets continue to be influenced by OPEC+ production decisions, changes in worldwide supply and demand balances and broader macroeconomic conditions. While the full effects are yet to be determined, we believe these dynamics contributed to increased activity in the second quarter of 2026, particularly North America, and could support continued increases in activity in the second half of 2026, as operators reassess capital allocation and activity levels commensurate with commodity prices and long-term supply chain dependability.
Oil prices averaged $95.65 per barrel in the second quarter of 2026, as compared to $72.74 per barrel in the first quarter of 2026, and closed at $84.25 per barrel on July 27, 2026. Natural gas prices (based on the Henry Hub Spot Market Price) averaged $2.95 per MMBtu in the second quarter of 2026 as compared to an average of $4.71 per MMBtu in the first quarter of 2026, and closed at $2.63 per MMBtu on July 27, 2026.

Our drilling activity in the United States remained relatively stable in the second quarter of 2026, with an average active rig count in the United States of 92 rigs, consistent with the first quarter of 2026 and supported in part by term contracts. Activity strengthened as the quarter progressed, and we exited the quarter with 96 rigs operating, reflecting a higher level of activity than the quarterly average. Term contracts help support our operating rig count. We maintain a backlog of commitments for contract drilling services under term contracts, which we define as contracts with a duration of six months or more. Our contract drilling backlog in the United States as of June 30, 2026 was approximately $365 million. Approximately 15% of our total contract drilling backlog in the United States at June 30, 2026 is reasonably expected to remain at June 30, 2027. See Note 2 of Notes to unaudited condensed consolidated financial statements for additional information on backlog.

In our drilling services segment for the third quarter of 2026, we expect adjusted gross profit to be higher than the second quarter. We expect our average U.S. rig count to be approximately 100 in the third quarter, and we expect to exit the quarter higher than the quarterly average.

In our completion services segment for the third quarter of 2026, we expect adjusted gross profit to be higher than the second quarter, supported by near-full utilization across our active frac equipment and additional pricing improvement compared to the second quarter.

In our drilling products segment for the third quarter of 2026, we expect adjusted gross profit to be higher than the second quarter, driven by higher drilling activity in the United States and the seasonal recovery from spring breakup in Canada.

Recent Developments in Business and Financial Matters — During the second quarter of 2026, management approved a plan to exit our Colombian contract drilling operations, which resulted in incremental operating expenses totaling $21.0 million within the Drilling Services segment. Changes in Colombia’s political environment, coupled with continued reductions in activity forecasts and challenging market conditions in the region, have reduced the attractiveness of additional investment. The exit activity is expected to be substantially completed over the next year.

On May 19, 2026, we completed an offering of $500 million in aggregate principal amount of 6.05% senior notes due 2036 (the “2036 Notes”). The net proceeds before offering expenses from the offering of the 2036 Notes were approximately $496 million, which we used to fully redeem our outstanding 2028 Notes and for general corporate purposes.
On June 4, 2026, we completed our redemption of all the approximately $483 million aggregate principal amount of the outstanding 2028 Notes. The 2028 Notes were redeemed at a redemption price of 100% of the principal amount of the 2028 Notes outstanding, plus accrued and unpaid interest to the redemption date. The total amount of the redemption was approximately $483 million, which was funded using a portion of the net proceeds from our 2036 Notes offering. We recognized a non-cash loss on extinguishment of debt of $0.9 million, primarily related to the write-off of unamortized debt issuance cost associated with the 2028 Notes, which is included in “Interest expense, net of amount capitalized” in the consolidated statement of operations.
For the three months ended June 30, 2026 and March 31, 2026 and for the six months ended June 30, 2026 and June 30, 2025, our operating revenues consisted of the following (dollars in thousands):

	Three Months Ended				Six Months Ended
	June 30,		March 31,		June 30,		June 30,
	2026		2026		2026		2025
Drilling Services	$373,501	30.4%	$351,717	31.5%	$725,218	30.9%	$816,665	32.7%
Completion Services	753,641	61.4%	679,587	60.8%	1,433,228	61.1%	1,485,412	59.4%
Drilling Products	91,333	7.4%	79,797	7.1%	171,130	7.3%	174,053	7.0%
Other	9,492	0.8%	6,230	0.6%	15,722	0.7%	23,727	0.9%
	$1,227,967	100.0%	$1,117,331	100.0%	$2,345,298	100.0%	$2,499,857	100.0%
Results of Operations
The following tables summarize results of operations by business segment for the three months ended June 30, 2026 and March 31, 2026:

	Three Months Ended
	June 30,	March 31,
Drilling Services	2026	2026	% Change

	(dollars in thousands)
Revenues	$373,501	$351,717	6.2%
Direct operating costs	259,619	217,861	19.2%
Adjusted gross profit (1)	113,882	133,856	(14.9)%
General and administrative	6,617	7,097	(6.8)%
Depreciation, amortization and impairment	85,490	83,944	1.8%
Other operating expense (income), net	(962)	(1,488)	(35.3)%
Operating income (loss)	$22,737	$44,303	(48.7)%
Capital expenditures	$60,148	$54,421	10.5%

Operating days – U.S. (2)	8,361	8,301	0.7%
(1)Adjusted gross profit, which is considered a non-GAAP financial measure, is defined as revenues less direct operating costs (excluding depreciation, amortization and impairment expense). See the section of this Report titled “Non-GAAP Financial Measures” for a reconciliation of GAAP gross profit to adjusted gross profit by segment.
(2)Operational data relates to our contract drilling business. A rig is considered to be operating if it is earning revenue pursuant to a contract on a given day.
Generally, the revenues in our drilling services segment are most impacted by two primary factors: our contract drilling day rates and our average number of rigs operating.
Total revenues increased primarily due to higher activity in our directional drilling business, where operating days increased 16% and contributed approximately $12.6 million of the total segment revenue increase. Additionally, revenues from our contract drilling business benefitted from our new multi-year, sales-type lease agreements for two rigs to DLS Archer Ltd. S.A. in support of Archer's operations in Argentina, contributing approximately $7.8 million of revenue during the period.
Direct operating costs increased primarily due to costs incurred to reactive rigs in our contract drilling business and the higher activity in our directional drilling business. In addition, direct operating costs were approximately $20.0 million higher due to our decision to exit our contract drilling operations in Colombia. See Note 16 of Notes to unaudited condensed consolidated financial statements for additional information.
Capital expenditures increased primarily due to the timing of order placement and incremental growth capital investments, including additional drilling rig structural upgrades.

	Three Months Ended
	June 30,	March 31,
Completion Services	2026	2026	% Change

	(dollars in thousands)
Revenues	$753,641	$679,587	10.9%
Direct operating costs	630,716	581,486	8.5%
Adjusted gross profit (1)	122,925	98,101	25.3%
General and administrative	7,230	7,330	(1.4)%
Depreciation, amortization and impairment	108,838	111,472	(2.4)%
Other operating expense (income), net	(1,328)	—	NA
Operating income (loss)	$8,185	$(20,701)	NA
Capital expenditures	$75,023	$45,101	66.3%
(1)Adjusted gross profit, which is considered a non-GAAP financial measure, is defined as revenues less direct operating costs (excluding depreciation, amortization and impairment expense). See the section of this Report titled “Non-GAAP Financial Measures” for a reconciliation of GAAP gross profit to adjusted gross profit by segment.
Completion services revenues and direct operating costs increased primarily due to our fracturing operations. First quarter results were lower, which were largely the result of disruptions caused by winter storm conditions. Revenues and direct operating costs from our fracturing operations increased by approximately $55.1 million and $42.8 million, or 10% and 9%, respectively, which was primarily due to a 6% increase in total pumping hours. Other completion services revenue and direct operating costs increased $19.0 million and $6.4 million, or 17% and 7%, respectively, mainly due to higher activity for our power solutions and cementing operations.
Capital expenditures increased primarily due to the timing of order placement and incremental growth capital investments including expansion of Emerald 100% natural gas completions equipment.

	Three Months Ended
	June 30,	March 31,
Drilling Products	2026	2026	% Change

	(dollars in thousands)
Revenues	$91,333	$79,797	14.5%
Direct operating costs	54,194	46,924	15.5%
Adjusted gross profit (1)	37,139	32,873	13.0%
General and administrative	8,344	7,923	5.3%
Depreciation, amortization and impairment	20,478	19,846	3.2%
Operating income (loss)	$8,317	$5,104	63.0%
Capital expenditures	$18,711	$15,842	18.1%
(1)Adjusted gross profit, which is considered a non-GAAP financial measure, is defined as revenues less direct operating costs (excluding depreciation, amortization and impairment expense). See the section of this Report titled “Non-GAAP Financial Measures” for a reconciliation of GAAP gross profit to adjusted gross profit by segment.
Revenue and direct operating costs increased primarily due to higher activity in the United States. Revenues and direct operating costs in the United States increased by approximately $9.1 million and $5.1 million, or 17% and 15%, respectively.

Capital expenditures increased primarily due to higher raw material costs, particularly tungsten powder used in certain matrix bit applications.

	Three Months Ended
	June 30,	March 31,
Other	2026	2026	% Change

	(dollars in thousands)
Revenues	$9,492	$6,230	52.4%
Direct operating costs	2,800	2,884	(2.9)%
Adjusted gross profit (1)	6,692	3,346	100.0%
General and administrative	—	2	(100.0)%
Depreciation, depletion, amortization and impairment	1,639	1,269	29.2%
Operating income (loss)	$5,053	$2,075	143.5%
Capital expenditures	$1,910	$1,111	71.9%
(1)Adjusted gross profit, which is considered a non-GAAP financial measure, is defined as revenues less direct operating costs (excluding depreciation, depletion, amortization and impairment expense). See the section of this Report titled “Non-GAAP Financial Measures” for a reconciliation of GAAP gross profit to adjusted gross profit by segment.
Revenues increased primarily due to higher realized pricing on crude oil. Market prices for crude oil averaged $95.65 per barrel in the second quarter of 2026, as compared to $72.74 per barrel in the first quarter of 2026.

	Three Months Ended
	June 30,	March 31,
Corporate	2026	2026	% Change

	(dollars in thousands)
General and administrative	$45,314	$46,411	(2.4)%
Depreciation	$1,336	$1,863	(28.3)%
Other operating expense (income), net	$4,604	$(3,176)	NA
Interest income	$2,902	$2,765	5.0%
Interest expense, net of amount capitalized	$(20,398)	$(17,485)	16.7%
Other income (expense)	$(3,464)	$965	NA
Capital expenditures	$132	$153	(13.7)%
General and administrative was relatively flat between sequential quarters.
Other operating (income) expenses, net includes net losses associated with the disposal of assets. Accordingly, the related gains or losses have been excluded from the results of specific segments. The change in other operating (income) expenses, net was primarily due to a $4.5 million reversal of cumulative compensation costs associated with certain performance-based restricted stock units during the first quarter of 2026 and a $2.2 million increase in credit loss expense during the second quarter of 2026.
Interest expense, net of amounts capitalized, increased due to a $0.9 million loss on extinguishment of debt and higher interest expense associated with the 2036 Notes issued during the second quarter of 2026.
The change in other income (expense) was due to a $4.5 million write-down of minority equity investments during the second quarter of 2026.

Results of Operations
The following tables summarize results of operations by business segment for the six months ended June 30, 2026 and June 30, 2025:

	Six Months Ended
	June 30,	June 30,
Drilling Services	2026	2025	% Change

	(dollars in thousands)
Revenues	$725,218	$816,665	(11.2)%
Direct operating costs	477,480	502,401	(5.0)%
Adjusted gross profit (1)	247,738	314,264	(21.2)%
General and administrative	13,714	8,097	69.4%
Depreciation, amortization and impairment	169,434	197,619	(14.3)%
Other operating expense (income), net	(2,450)	(8,368)	(70.7)%
Operating income (loss)	$67,040	$116,916	(42.7)%
Capital expenditures	$114,569	$128,632	(10.9)%

Operating days – U.S. (2)	16,662	19,038	(12.5)%
(1)Adjusted gross profit, which is considered a non-GAAP financial measure, is defined as revenues less direct operating costs (excluding depreciation, amortization and impairment expense). See the section of this Report titled “Non-GAAP Financial Measures” for a reconciliation of GAAP gross profit to adjusted gross profit by segment.
(2)Operational data relates to our contract drilling business. A rig is considered to be operating if it is earning revenue pursuant to a contract on a given day.
Total revenues and direct operating costs decreased primarily due to a decrease in operating days in our contract drilling business within the United States. The decrease in operating days for our U.S. contract drilling business reflects the industry-wide activity declines at the beginning of 2026. Direct operating costs during the six months ended June 30, 2026, were approximately $20.0 million higher due to our decision to exit our contract drilling operations in Colombia. See Note 16 of Notes to unaudited condensed consolidated financial statements for additional information.
General and administrative increased primarily due to certain internal reorganization initiatives and employee separation costs incurred during the first half of 2026.
Depreciation, amortization and impairment expense decreased due to a $27.8 million impairment charge to Latin American drilling equipment during the second quarter of 2025.
Other operating expense (income), net, reflected insurance proceeds received during the second quarter of 2025.
Capital expenditures decreased primarily due to the timing of order placement as well as lower maintenance capital expenditures due to fewer operating days.

	Six Months Ended
	June 30,	June 30,
Completion Services	2026	2025	% Change

	(dollars in thousands)
Revenues	$1,433,228	$1,485,412	(3.5)%
Direct operating costs	1,212,202	1,276,764	(5.1)%
Adjusted gross profit (1)	221,026	208,648	5.9%
General and administrative	14,560	21,132	(31.1)%
Depreciation, amortization and impairment	220,310	235,600	(6.5)%
Other operating expense (income), net	(1,328)	—	NA
Operating income (loss)	$(12,516)	$(48,084)	(74.0)%
Capital expenditures	$120,124	$131,158	(8.4)%

(1)Adjusted gross profit, which is considered a non-GAAP financial measure, is defined as revenues less direct operating costs (excluding depreciation, amortization and impairment expense). See the section of this Report titled “Non-GAAP Financial Measures” for a reconciliation of GAAP gross profit to adjusted gross profit by segment.
Completion services revenues decreased primarily due to lower activity in our wireline and power solutions operations. Revenues from our wireline operations were $24.8 million lower, or 18%, resulting from fewer stages perforated. Revenues from our power solutions operations were $13.0 million lower, or 20%, due primarily to fewer working days. Revenue from our fracturing operations was resilient, only declining $6.9 million, or 1%, due to slightly lower pumping hours.

Direct operating costs declined across our fracturing, power solutions, and wireline operations by $26.6 million, $13.5 million, and $20.2 million, or 3%, 30%, and 17%, respectively. The declines in direct operating costs for our fracturing and wireline operations primarily resulted from lower activity, but we also saw incremental cost savings from reduced maintenance expense. The decrease in power solutions direct operating costs was primarily due to fewer working days.

General and administrative decreased, benefiting from cost reduction activities.
Depreciation, amortization and impairment expense decreased primarily due to less new equipment placed in service relative to asset retirements between the periods.
Capital expenditures decreased primarily due to the timing of order placement.

	Six Months Ended
	June 30,	June 30,
Drilling Products	2026	2025	% Change

	(dollars in thousands)
Revenues	$171,130	$174,053	(1.7)%
Direct operating costs	101,118	96,275	5.0%
Adjusted gross profit (1)	70,012	77,778	(10.0)%
General and administrative	16,267	17,770	(8.5)%
Depreciation, amortization and impairment	40,324	46,460	(13.2)%
Operating income (loss)	$13,421	$13,548	(0.9)%
Capital expenditures	$34,553	$33,474	3.2%
(1)Adjusted gross profit, which is considered a non-GAAP financial measure, is defined as revenues less direct operating costs (excluding depreciation, amortization and impairment expense). See the section of this Report titled “Non-GAAP Financial Measures” for a reconciliation of GAAP gross profit to adjusted gross profit by segment.
Revenues were relatively flat between the periods.
Direct operating cost increased due to higher raw material and labor costs.
Depreciation, amortization and impairment expense decreased year over year primarily due to the diminishing impact of the purchase‑accounting step‑up to fair value related to our drill bits.
Capital expenditures increased primarily due to the timing of order placement and higher raw material costs, particularly tungsten powder used in certain matrix bit applications.

	Six Months Ended
	June 30,	June 30,
Other (1)	2026	2025	% Change

	(dollars in thousands)
Revenues	$15,722	$23,727	(33.7)%
Direct operating costs	5,684	15,337	(62.9)%
Adjusted gross profit (2)	10,038	8,390	19.6%
General and administrative	2	286	(99.3)%
Depreciation, depletion, amortization and impairment	2,908	9,874	(70.5)%
Operating income (loss)	$7,128	$(1,770)	NA
Capital expenditures	$3,021	$5,398	(44.0)%
(1)Other includes our oilfield rentals business, prior to its divestiture in April 2025, and oil and natural gas working interests.
(2)Adjusted gross profit, which is considered a non-GAAP financial measure, is defined as revenues less direct operating costs (excluding depreciation, depletion, amortization and impairment expense). See the section of this Report titled “Non-GAAP Financial Measures” for a reconciliation of GAAP gross profit to adjusted gross profit by segment.
The changes for the six months ended June 30, 2026 as compared to the six months ended June 30, 2025 can be primarily attributed to the divestiture of our oilfield rentals business during the second quarter of 2025. In order to provide a more meaningful basis for comparison, the discussion below is focused on changes between comparable periods excluding the effects of the divestiture.
Excluding the effects of our oilfield rentals business divestiture, revenue increased $5.5 million, or 54%, related to our non-operating working interests in oil and natural gas properties. The increase was primarily driven by higher realized crude oil prices. Oil prices averaged $84.29 per barrel during the six months ended June 30, 2026 as compared to $68.12 per barrel during the six months ended June 30, 2025. Direct operating costs were consistent across both periods.
Depreciation, depletion, amortization and impairment expense, excluding the effects of our oilfield rentals business divestiture, decreased $4.2 million, or 59% due to a $3.6 million impairment recorded during the six months ended June 30, 2025.
Capital expenditures decreased due to our oilfield rentals business divestiture in the second quarter of 2025.

	Six Months Ended
	June 30,	June 30,
Corporate	2026	2025	% Change

	(dollars in thousands)
General and administrative	$91,725	$83,753	9.5%
Depreciation	$3,199	$4,171	(23.3)%
Other operating expense (income), net	$1,428	$5,227	(72.7)%
Interest income	$5,667	$2,736	107.1%
Interest expense, net of amount capitalized	$(37,883)	$(35,342)	7.2%
Other income (expense)	$(2,499)	$324	NA
Capital expenditures	$285	$7,375	(96.1)%

General and administrative increased primarily due to certain internal reorganization initiatives, higher share‑based compensation expense related to cash-settled liability awards and employee compensation costs, and software subscription fees incurred during the first half of 2026 compared to the same period of 2025.
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
Interest expense, net of amounts capitalized, increased due to a $0.9 million loss on extinguishment of debt and higher interest expense associated with senior notes issued in the second quarter of 2026.

The change in other income (expense) was due to a $4.5 million write-down of minority equity investments in the second quarter of 2026.
Capital expenditures decreased primarily due to higher spending in 2025, which was related to our corporate office expansion.
Income Taxes
Our effective income tax rate fluctuates from the U.S. statutory tax rate based on, among other factors, changes in pretax income in jurisdictions with varying statutory tax rates, the impact of U.S. state and local taxes, the realizability of deferred tax assets and other differences related to the recognition of income and expense between GAAP and tax accounting.
Our effective income tax rate for the three months ended June 30, 2026 was 31.0%, compared with 12.8% for the three months ended March 31, 2026. The difference in effective income tax rates between the periods was primarily attributable to the impact of permanent differences against earnings between periods.
Our effective income tax rate for the six months ended June 30, 2026 was 21.9%, compared with (5.8)% for the six months ended June 30, 2025. The difference in effective income tax rates between the periods was primarily attributable to the impact of permanent differences against earnings between periods.
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
Liquidity and Capital Resources
Overview
Our primary sources of liquidity are cash and cash equivalents, availability under our Credit Agreement and cash provided by operating activities. As of June 30, 2026, we had approximately $588 million in working capital, including $201 million of cash and cash equivalents, and approximately $498 million available under our Credit Agreement.
On May 19, 2026, we completed an offering of $500 million in aggregate principal amount of the 2036 Notes. The net proceeds before offering expenses from the offering of the 2036 Notes were approximately $496 million. We pay interest on the 2036 Notes on May 15 and November 15 of each year. The 2036 Notes will mature on May 15, 2036. The 2036 Notes bear interest at a rate of 6.05% per annum. See Note 8 of Notes to unaudited condensed consolidated financial statements for additional information.
Cash Flows
Our cash flows for the six months ended June 30, 2026 and 2025 are summarized below:

	Six Months Ended June 30,
	2026	2025
	(in thousands)
Net cash provided by (used in):
Operating activities	$119,940	$347,890
Investing activities	(259,270)	(289,207)
Financing activities	(77,170)	(112,720)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(973)	(1,365)
Net increase (decrease) in cash and cash equivalents and restricted cash	$(217,473)	$(55,402)
Operating Activities — The decrease in cash provided by operating activities between the six months ended June 30, 2026 and 2025 was primarily attributable to changes related to timing of working capital payments and receipts.

Investing Activities — The decrease in cash used in investing activities between the six months ended June 30, 2026 and 2025 was primarily attributable to lower capital expenditures driven by the timing of order placement and reduced maintenance capital spending resulting from fewer operating days. These decreases were partially offset by lower proceeds from sales of assets.
Financing Activities — The decrease in cash used in financing activities between the six months ended June 30, 2026 and 2025 was primarily due to fewer share repurchases and proceeds from the issuance of our 2036 Notes. These factors were partially offset by the redemption of our 2028 Notes and increased dividend payments.
Credit Agreement
On January 31, 2025, we entered into the Second Amended and Restated Credit Agreement with the lenders party thereto and Wells Fargo Bank, National Association, as administrative agent, and the other parties thereto (the “Amended and Restated Credit Agreement”). The Credit Agreement amended and restated our Amended and Restated Credit Agreement dated as of March 27, 2018. As of June 30, 2026, the commitments under the Credit Agreement were $500 million, and the loans and commitments under the Credit Agreement would mature on January 31, 2030.
On April 24, 2026, we entered into the Assignment and Amendment No. 1 to Second Amended and Restated Credit Agreement, which amended the Amended and Restated Credit Agreement (as amended, the “Credit Agreement”), which, among other things, (i) extended the maturity date for $450 million of revolving credit commitments of certain lenders under the Credit Agreement from January 31, 2030 to January 31, 2031, but we may request two one-year extensions, subject to the satisfaction of certain conditions, and (ii) assigned $25 million of the revolving credit commitments from HSBC Bank USA, N.A., to JPMorgan Chase Bank, N.A., in each case, on the terms and subject to the conditions set forth therein.

The Credit Agreement contains representations, warranties, affirmative and negative covenants and events of default and associated remedies that we believe are customary for agreements of this nature. We were in compliance with the covenants at June 30, 2026. No events of default had occurred at June 30, 2026.
Reimbursement Agreement
2015 Reimbursement Agreement — On March 16, 2015, we entered into a Reimbursement Agreement (as amended from time to time, the “2015 Reimbursement Agreement”) with The Bank of Nova Scotia (“Scotiabank”), pursuant to which we may from time to time request that Scotiabank issue an unspecified amount of letters of credit.
We had $31.3 million of outstanding letters of credit at June 30, 2026, which was comprised of $27.0 million outstanding under the 2015 Reimbursement Agreement, $2.3 million outstanding under the Credit Agreement and $2.0 million outstanding with financial institutions providing for short-term borrowing capacity, overdraft protection and bonding requirements. We maintain these letters of credit primarily for the benefit of various insurance companies as collateral for retrospective premiums and retained losses which could become payable under terms of the underlying insurance contracts and compliance with contractual obligations. These letters of credit expire annually at various times during the year and are typically renewed. As of June 30, 2026, no amounts had been drawn under the letters of credit. As of June 30, 2026, we had $39.0 million in surety bond exposure issued as financial assurance on an insurance agreement.
Our outstanding long-term debt at June 30, 2026 was $1.2 billion and consisted of $345 million of our 2029 Notes, $400 million of our 2033 Notes, and $500 million of our 2036 Notes. We were in compliance with all covenants under the associated agreements and indentures at June 30, 2026.
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
Sources and Uses of Cash
During the six months ended June 30, 2026, our sources of cash flow included:
•$120 million from operating activities and
•$14.9 million in proceeds from the disposal of property and equipment, including insurance recoveries, and
•$496 million in net proceeds from the issuance of long-term debt.
During the six months ended June 30, 2026, our uses of cash flow included:
•$273 million to make capital expenditures for the betterment and refurbishment of drilling services and completion services equipment and, to a much lesser extent, equipment for our other businesses, to acquire and procure equipment to support our drilling services, completion services, drilling products and other operations,
•$483 million for the repayment of the 2028 Notes,
•$76.0 million to pay dividends on our common stock,
•$9.5 million for repurchases of our common stock,
•$3.3 million for payments related to finance leases and
•$3.5 million for other investing and financing activities.
We paid cash dividends during the six months ended June 30, 2026 as follows:

	Per Share	Total
		(in thousands)
Paid on March 16, 2026	$0.10	$37,960
Paid on June 15, 2026	0.10	38,056
	$0.20	$76,016
On July 29, 2026, our Board of Directors approved a cash dividend on our common stock in the amount of $0.10 per share to be paid on September 15, 2026 to holders of record as of September 1, 2026. The amount and timing of all future dividend payments, if any, are subject to the discretion of the Board of Directors and will depend upon business conditions, results of operations, financial condition, terms of our debt agreements and other factors. Our Board of Directors may, without advance notice, reduce or suspend our dividend for any reason, including to improve our financial flexibility and position our company for long-term success. There can be no assurance that we will pay a dividend in the future.
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
In September 2013, our Board of Directors approved a stock buyback program. In February 2024, our Board of Directors approved an increase of the authorization under the stock buyback program to allow for an aggregate of $1.0 billion of future share repurchases. All purchases executed to date have been through open market transactions. Purchases under the buyback program are made at management’s discretion, at prevailing prices, subject to market conditions and other factors. Purchases may be made at any time without prior notice. There is no expiration date associated with the buyback program. As of June 30, 2026, we had remaining authorization to purchase approximately $694 million of our outstanding common stock under the stock buyback program. Shares of stock purchased under the buyback program are held as treasury shares.

Treasury stock acquisitions during the six months ended June 30, 2026 were as follows (dollars in thousands):

	Shares	Cost
Treasury shares at beginning of period	144,435,252	$2,020,714
Acquisitions pursuant to long-term incentive plans (1)	817,628	9,478
Treasury shares at end of period	145,252,880	$2,030,192
(1)We withheld 817,628 shares during the six months ended June 30, 2026 with respect to employees’ tax withholding obligations upon the vesting of restricted stock units. These shares were acquired at fair market value. These acquisitions were made pursuant to the terms of the Patterson-UTI Energy, Inc. 2021 Long-Term Incentive Plan, as amended, and the NexTier Oilfield Solutions Inc. Equity and Incentive Award Plan, and not pursuant to the stock buyback program.
Commitments — As of June 30, 2026, we had commitments to purchase major equipment totaling approximately $169 million. Our completion services segment has entered into agreements to purchase minimum quantities of proppants from certain vendors. As of June 30, 2026, the remaining minimum obligation under these agreements was approximately $8.7 million, of which approximately $3.9 million and $4.8 million relate to the remainder of 2026 and 2027, respectively.
See Note 9 of Notes to unaudited condensed consolidated financial statements for additional information on our current commitments and contingencies as of June 30, 2026.
Operating lease liabilities totaled $44.6 million and finance lease liabilities totaled $6.8 million as of June 30, 2026.
Trading and Investing — We have not engaged in trading activities that include high-risk securities, such as derivatives and non-exchange traded contracts. We invest cash primarily in highly liquid, short-term investments such as overnight deposits and money market accounts.
Non-GAAP Financial Measures
Adjusted EBITDA
Adjusted earnings before interest, taxes, depreciation and amortization (“Adjusted EBITDA”) is not defined by GAAP. We define Adjusted EBITDA as net income (loss) plus income tax expense (benefit), net interest expense, depreciation, depletion, amortization and impairment expense, exit costs, noncontrolling investment write-down, legal accruals and settlements, impairment of goodwill and merger and integration expense. We present Adjusted EBITDA as a supplemental disclosure because we believe it provides, to both management and investors, additional information with respect to the performance of our fundamental business activities and a comparison of the results of our operations from period to period and against our peers without regard to our financing methods or capital structure. We exclude the items listed above from net income (loss) in arriving at Adjusted EBITDA because these amounts can vary substantially from company to company within our industry depending upon accounting methods and book values of assets, capital structures and the method by which the assets were acquired. Adjusted EBITDA should not be construed as an alternative to the GAAP measure of net income (loss). Our computations of Adjusted EBITDA may not be the same as similarly titled measures of other companies. Set forth below is a reconciliation of the non-GAAP financial measure of Adjusted EBITDA to the GAAP financial measure of net income (loss).

	Three Months Ended		Six Months Ended
	June 30,	March 31,	June 30,
	2026	2026	2026	2025

	(in thousands)
Net income (loss)	$(19,275)	$(24,476)	$(43,751)	$(47,407)
Income tax expense (benefit)	(8,647)	(3,596)	(12,243)	2,584
Net interest expense	17,496	14,720	32,216	32,606
Depreciation, depletion, amortization and impairment	217,781	218,394	436,175	493,724
Colombia contract drilling exit costs (1)	20,011	—	20,011	—
Noncontrolling investment write-down (2)	4,520	—	4,520	—
Legal accruals and settlements (3)	—	—	—	(4,585)
Merger and integration expense	—	—	—	920
Adjusted EBITDA	$231,886	$205,042	$436,928	$477,842

(1)Colombia contract drilling exit costs represent inventory and other asset write-downs recorded in direct operating expenses within the consolidated statements of operations. These costs were excluded from Adjusted EBITDA as they relate to our decision to exit our Colombia contract drilling operations and are not considered representative of ongoing operating performance. See Note 16 of Notes to the unaudited condensed consolidated financial statements for additional information.
(2)Noncontrolling investment write-down represents an impairment charge of certain minority equity investments. The charge was excluded from Adjusted EBITDA as it represents a non-operating item.
(3)Legal accruals and settlements represent net expenses (income) arising from certain significant legal matters, including settlement activity and reserve adjustments related to prior-year claims. Unlike routine legal costs incurred in the ordinary course of business, these infrequent items are excluded from Adjusted EBITDA because management does not consider them representative of our current period operating performance.
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

	Drilling Services	Completion Services	Drilling Products	Other
	(in thousands)
For the three months ended June 30, 2026
Revenues	$373,501	$753,641	$91,333	$9,492
Less direct operating costs	(259,619)	(630,716)	(54,194)	(2,800)
Less depreciation, depletion, amortization and impairment	(85,490)	(108,838)	(20,478)	(1,639)
GAAP gross profit	28,392	14,087	16,661	5,053
Depreciation, depletion, amortization and impairment	85,490	108,838	20,478	1,639
Adjusted gross profit	$113,882	$122,925	$37,139	$6,692

For the three months ended March 31, 2026
Revenues	$351,717	$679,587	$79,797	$6,230
Less direct operating costs	(217,861)	(581,486)	(46,924)	(2,884)
Less depreciation, depletion, amortization and impairment	(83,944)	(111,472)	(19,846)	(1,269)
GAAP gross profit (loss)	49,912	(13,371)	13,027	2,077
Depreciation, depletion, amortization and impairment	83,944	111,472	19,846	1,269
Adjusted gross profit	$133,856	$98,101	$32,873	$3,346

For the six months ended June 30, 2026
Revenues	$725,218	$1,433,228	$171,130	$15,722
Less direct operating costs	(477,480)	(1,212,202)	(101,118)	(5,684)
Less depreciation, depletion, amortization and impairment	(169,434)	(220,310)	(40,324)	(2,908)
GAAP gross profit	78,304	716	29,688	7,130
Depreciation, depletion, amortization and impairment	169,434	220,310	40,324	2,908
Adjusted gross profit	$247,738	$221,026	$70,012	$10,038

For the six months ended June 30, 2025
Revenues	$816,665	$1,485,412	$174,053	$23,727
Less direct operating costs	(502,401)	(1,276,764)	(96,275)	(15,337)
Less depreciation, depletion, amortization and impairment	(197,619)	(235,600)	(46,460)	(9,874)
GAAP gross profit (loss)	116,645	(26,952)	31,318	(1,484)
Depreciation, depletion, amortization and impairment	197,619	235,600	46,460	9,874
Adjusted gross profit	$314,264	$208,648	$77,778	$8,390

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
During the first half of 2026, energy markets experienced increased volatility driven by geopolitical developments in the Middle East, including the conflict with Iran and concerns regarding potential disruptions to global oil supply and key transportation routes. These events contributed to fluctuations in commodity prices, customer spending expectations and overall market sentiment. In addition, global energy markets continue to be influenced by OPEC+ production decisions, changes in worldwide supply and demand balances and broader macroeconomic conditions. While the full effects are yet to be determined, we believe these dynamics could support increased activity in the second half of 2026, particularly in North America, as operators reassess capital allocation and activity levels commensurate with commodity prices and supply chain dependability.
Oil prices averaged $95.65 per barrel in the second quarter of 2026, as compared to $72.74 per barrel in the first quarter of 2026, and closed at $84.25 per barrel on July 27, 2026. Natural gas prices (based on the Henry Hub Spot Market Price) averaged $2.95 per MMBtu in the second quarter of 2026 as compared to an average of $4.71 per MMBtu in the first quarter of 2026, and closed at $2.63 per MMBtu on July 27, 2026.
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
As of June 30, 2026, we would have had exposure to interest rate market risk associated with any outstanding borrowings and letters of credit that we had under the Credit Agreement and amounts owed under the 2015 Reimbursement Agreement. As of June 30, 2026, we had $2.3 million in letters of credit outstanding under the Credit Agreement and, as a result, had available borrowing capacity of approximately $498 million at that date.
Under the terms of the 2015 Reimbursement Agreement, we will reimburse Scotiabank on demand for any amounts that Scotiabank has disbursed under any of our letters of credit issued thereunder. We are obligated to pay Scotiabank interest on all amounts not paid by us on the date of demand or when otherwise due at the Prime rate plus 2.00% per annum.
Our functional currency is primarily the U.S. dollar. Approximately 98% of our revenue during the first half of 2026 was denominated in U.S. dollars. As such, we do not believe we are significantly exposed to foreign currency exchange rate risk. However, a portion of our revenues in foreign countries are denominated in U.S. dollars, and therefore, changes in foreign currency exchange rates impact our earnings to the extent that costs associated with those U.S. dollar revenues are denominated in the local currency. Similarly, a portion of our revenues are denominated in foreign currencies, but have associated U.S. dollar costs, which also give rise to foreign currency exchange rate exposure.
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
Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10‑Q. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of June 30, 2026.
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
In October and November 2025, the Court resolved certain dispositive motions in Ulterra’s favor, resulting in a Final Judgment in Ulterra’s favor on November 25, 2025. NOV has acknowledged that the Court’s rulings mean it cannot collect any of the royalties it had alleged were owed. On December 12, 2025, NOV filed a Notice of Appeal to the United States Court of Appeals for the Federal Circuit. The appeal is currently pending before the Federal Circuit as Docket Nos. 26-1256 and 26-1266. On April 20, 2026, NOV filed its opening appellate brief. Ulterra filed its response on July 31, 2026.
Additionally, we are party to various other legal proceedings arising in the normal course of our business. We do not believe that the outcome of these proceedings, either individually or in the aggregate, will have a material adverse effect on our financial condition, cash flows or results of operations.
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
The table below sets forth the information with respect to purchases of our common stock made by us during the quarter ended June 30, 2026.

Period Covered	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (in thousands) (2)
April 2026	5,650	$10.43	—	$693,661
May 2026	290,282	$11.96	—	$693,661
June 2026	470,350	$11.90	—	$693,661
Total	766,282		—
(1)We withheld 766,282 shares during the second quarter of 2026 with respect to employees’ tax withholding obligations upon the vesting of restricted stock units. These shares were acquired at fair market value. These acquisitions were made pursuant to the terms of the Patterson-UTI Energy, Inc. 2021 Long-Term Incentive Plan, as amended, and the NexTier Oilfield Solutions Inc. Equity and Incentive Award Plan, and not pursuant to the stock buyback program.
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

ITEM 5. Other Information
(c)During the three months ended June 30, 2026, certain of our officers and directors listed below adopted or terminated trading arrangements for the sale of shares of our common stock in amounts and prices determined in accordance with a formula set forth in each such plan:

				Plans
Name and Title		Action	Date	Rule 10b5-1	Non-Rule 10b5-1	Number of Shares to be sold	Expiration
James M. Holcomb	Officer	Adoption	June 9, 2026	X		108,508	August 31, 2027
William A. Hendricks	Officer	Adoption	June 18, 2026	X		250,000	June 30, 2027

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

4.1
Third Supplemental Indenture, dated May 19, 2026, between Patterson-UTI Energy, Inc. and U.S. Bank Trust Company, National Association, as trustee (filed May 19, 2026 as Exhibit 4.1 to our Current Report on Form 8-K and incorporated herein by reference).

4.2	Form of 6.05% Senior Note due 2036 (included in Exhibit 4.1 above and filed May 19, 2026 as Exhibit 4.2 to our Current Report on Form 8-K and incorporated herein by reference).

10.1	Patterson-UTI Energy, Inc. 2021 Long-Term Incentive Plan (as amended through June 4, 2026) (filed June 4, 2026 as Exhibit 10.1 to our Current Report on Form 8-K and incorporated herein by reference).

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2026, has been formatted in Inline XBRL.

*	filed herewith.
**	furnished herewith.
+	management contact or compensatory plan.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PATTERSON-UTI ENERGY, INC.

	By:	/s/ C. Andrew Smith
C. Andrew Smith
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)

Date: August 4, 2026