Form 10-Q
period 2026-09-30
PATTERSON UTI ENERGY INC
filed 2026-11-02
CIK 889900

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________
Form 10-Q
______________________

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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
379,418,798 shares of common stock, $0.01 par value, as of October 28, 2026.

PATTERSON-UTI ENERGY, INC. AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION
ITEM 1. Financial Statements
The following unaudited condensed consolidated financial statements include all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented.
PATTERSON-UTI ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands, except share data)

	September 30, 2026	December 31, 2025
ASSETS
Current assets:
Cash, cash equivalents and restricted cash	$339,310	$420,642
Accounts receivable, net of allowance for credit losses of $17,053 and $14,469 at September 30, 2026 and December 31, 2025, respectively	945,660	723,277
Inventory	143,853	160,280
Other current assets	88,765	113,892
Total current assets	1,517,588	1,418,091
Property and equipment, net	2,557,588	2,711,037
Operating lease right of use asset	37,798	42,982
Finance lease right of use asset	7,543	14,932
Goodwill	487,388	487,388
Intangible assets, net	727,870	814,810
Deposits on equipment purchases	21,740	11,757
Other assets	94,390	69,469
Total assets	$5,451,905	$5,570,466
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$553,891	$470,782
Accrued liabilities	294,098	366,488
Operating lease liability	23,615	18,652
Finance lease liability	5,328	7,720
Total current liabilities	876,932	863,642
Long-term operating lease liability	22,590	27,607
Long-term finance lease liability	1,025	5,453
Long-term debt, net of debt discount and issuance costs of $10,400 and $6,362 at September 30, 2026 and December 31, 2025, respectively	1,234,495	1,221,038
Deferred tax liabilities, net	221,090	215,818
Other liabilities	18,874	12,193
Total liabilities	2,375,006	2,345,751
Commitments and contingencies (see Note 9)
Stockholders’ equity:
Common stock, par value $0.01; authorized 800,000,000 shares with 526,682,824 and 523,736,898 issued and 379,418,798 and 379,301,646 outstanding at September 30, 2026 and December 31, 2025, respectively	5,267	5,236
Additional paid-in capital	6,511,528	6,492,862
Retained earnings (deficit)	(1,389,063)	(1,257,691)
Accumulated other comprehensive income (loss)	(2,441)	(1,155)
Treasury stock, at cost, 147,264,026 and 144,435,252 shares at September 30, 2026 and December 31, 2025, respectively	(2,054,399)	(2,020,714)
Total stockholders’ equity attributable to controlling interests	3,070,892	3,218,538
Noncontrolling interest	6,007	6,177
Total equity	3,076,899	3,224,715
Total liabilities and stockholders’ equity	$5,451,905	$5,570,466
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PATTERSON-UTI ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Operating revenues:
Drilling Services	$417,367	$380,200	$1,142,585	$1,196,865
Completion Services	808,307	705,275	2,241,535	2,190,687
Drilling Products	110,167	85,880	281,297	259,933
Other	6,393	4,599	22,115	28,326
Total operating revenues	1,342,234	1,175,954	3,687,532	3,675,811
Operating costs and expenses:
Drilling Services	268,453	246,407	745,933	748,808
Completion Services	675,463	594,118	1,887,665	1,870,882
Drilling Products	58,971	50,265	160,089	146,540
Other	2,551	3,043	8,235	18,380
Depreciation, depletion, amortization and impairment	221,583	225,598	657,758	719,322
General and administrative	69,960	61,976	206,228	193,014
Other operating expense (income), net	(18,020)	22,601	(20,370)	19,460
Total operating costs and expenses	1,278,961	1,204,008	3,645,538	3,716,406
Operating income (loss)	63,273	(28,054)	41,994	(40,595)

Other income (expense):
Interest income	2,695	1,480	8,362	4,216
Interest expense, net of amount capitalized	(19,974)	(17,488)	(57,857)	(52,830)
Other income (expense)	1,150	1,020	(1,349)	1,344
Total other income (expense)	(16,129)	(14,988)	(50,844)	(47,270)

Income (loss) before income taxes	47,144	(43,042)	(8,850)	(87,865)

Income tax expense (benefit)	18,508	(6,592)	6,265	(4,008)

Net income (loss)	28,636	(36,450)	(15,115)	(83,857)

Net income (loss) attributable to noncontrolling interest	283	(48)	761	684

Net income (loss) attributable to common stockholders	$28,353	$(36,402)	$(15,876)	$(84,541)

Net income (loss) attributable to common stockholders per common share:
Basic	$0.07	$(0.10)	$(0.04)	$(0.22)
Diluted	$0.07	$(0.10)	$(0.04)	$(0.22)

Weighted average number of common shares outstanding:
Basic	381,099	382,819	380,298	384,888
Diluted	384,356	382,819	380,298	384,888
Cash dividends per common share	$0.10	$0.08	$0.30	$0.24

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PATTERSON-UTI ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited, in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net income (loss)	$28,636	$(36,450)	$(15,115)	$(83,857)
Other comprehensive income (loss):
Foreign currency translation adjustment, net of taxes of $0 for all periods	(104)	(800)	(1,286)	759
Comprehensive income (loss)	28,532	(37,250)	(16,401)	(83,098)
Less: comprehensive income (loss) attributable to noncontrolling interest	283	(48)	761	684
Comprehensive income (loss) attributable to common stockholders	$28,249	$(37,202)	$(17,162)	$(83,782)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PATTERSON-UTI ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(unaudited, in thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Noncontrolling Interest	Total
	Number of Shares	Amount
Balance, December 31, 2025	523,737	$5,236	$6,492,862	$(1,257,691)	$(1,155)	$(2,020,714)	$6,177	$3,224,715
Net income (loss)	—	—	—	(24,627)	—	—	151	(24,476)
Foreign currency translation adjustment	—	—	—	—	(539)	—	—	(539)
Vesting of restricted stock units	352	4	(4)	—	—	—	—	—
Stock-based compensation	—	—	4,412	—	—	—	—	4,412
Payment of cash dividends (0.10 per share)	—	—	—	(37,960)	—	—	—	(37,960)
Dividend equivalents	—	—	—	(99)	—	—	—	(99)
Purchase of treasury stock	—	—	—	—	—	(350)	—	(350)
Balance, March 31, 2026	524,089	$5,240	$6,497,270	$(1,320,377)	$(1,694)	$(2,021,064)	$6,328	$3,165,703
Net income (loss)	—	—	—	(19,602)	—	—	327	(19,275)
Foreign currency translation adjustment	—	—	—	—	(643)	—	—	(643)
Vesting of restricted stock units	2,544	25	(25)	—	—	—	—	—
Stock-based compensation	—	—	8,525	—	—	—	—	8,525
Payment of cash dividends (0.10 per share)	—	—	—	(38,056)	—	—	—	(38,056)
Dividend equivalents	—	—	—	(595)	—	—	—	(595)
Purchase of treasury stock	—	—	—	—	—	(9,128)	—	(9,128)
Balance, June 30, 2026	526,633	$5,265	$6,505,770	$(1,378,630)	$(2,337)	$(2,030,192)	$6,655	$3,106,531
Net income (loss)	—	—	—	28,353	—	—	283	28,636
Distributions to noncontrolling interest	—	—	—	—	—	—	(931)	(931)
Foreign currency translation adjustment	—	—	—	—	(104)	—	—	(104)
Vesting of restricted stock units	50	2	(2)	—	—	—	—	—
Stock-based compensation	—	—	5,760	—	—	—	—	5,760
Payment of cash dividends (0.10 per share)	—	—	—	(38,089)	—	—	—	(38,089)
Dividend equivalents	—	—	—	(697)	—	—	—	(697)
Purchase of treasury stock	—	—	—	—	—	(24,207)	—	(24,207)
Balance, September 30, 2026	526,683	$5,267	$6,511,528	$(1,389,063)	$(2,441)	$(2,054,399)	$6,007	$3,076,899

	Common Stock		Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Noncontrolling Interest	Total
	Number of Shares	Amount
Balance, December 31, 2024	520,785	$5,206	$6,453,606	$(1,039,338)	$(2,584)	$(1,951,067)	$10,021	$3,475,844
Net income (loss)	—	—	—	1,005	—	—	285	1,290
Distributions to noncontrolling interest	—	—	—	—	—	—	(1,892)	(1,892)
Foreign currency translation adjustment	—	—	—	—	(289)	—	—	(289)
Vesting of restricted stock units	970	10	(10)	—	—	—	—	—
Stock-based compensation	—	—	12,289	—	—	—	—	12,289
Payment of cash dividends (0.08 per share)	—	—	—	(30,877)	—	—	—	(30,877)
Dividend equivalents	—	—	—	(665)	—	—	—	(665)
Purchase of treasury stock	—	—	—	—	—	(20,295)	—	(20,295)
Balance, March 31, 2025	521,755	$5,216	$6,465,885	$(1,069,875)	$(2,873)	$(1,971,362)	$8,414	$3,435,405
Net income (loss)	—	—	—	(49,144)	—	—	447	(48,697)
Distributions to noncontrolling interest	—	—	—	—	—	—	(2,533)	(2,533)
Foreign currency translation adjustment	—	—	—	—	1,848	—	—	1,848
Vesting of restricted stock units	1,789	18	(18)	—	—	—	—	—
Stock-based compensation	—	—	9,578	—	—	—	—	9,578
Payment of cash dividends (0.08 per share)	—	—	—	(30,742)	—	—	—	(30,742)
Dividend equivalents	—	—	—	(415)	—	—	—	(415)
Purchase of treasury stock	—	—	—	—	—	(15,771)	—	(15,771)
Balance, June 30, 2025	523,544	$5,234	$6,475,445	$(1,150,176)	$(1,025)	$(1,987,133)	$6,328	$3,348,673
Net income (loss)	—	—	—	(36,402)	—	—	(48)	(36,450)
Foreign currency translation adjustment	—	—	—	—	(800)	—	—	(800)
Vesting of restricted stock units	98	1	(1)	—	—	—	—	—
Stock-based compensation	—	—	8,660	—	—	—	—	8,660
Payment of cash dividends (0.08 per share)	—	—	—	(30,495)	—	—	—	(30,495)
Dividend equivalents	—	—	—	(595)	—	—	—	(595)
Purchase of treasury stock	—	—	—	—	—	(33,908)	—	(33,908)
Balance, September 30, 2025	523,642	$5,235	$6,484,104	$(1,217,668)	$(1,825)	$(2,021,041)	$6,280	$3,255,085

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PATTERSON-UTI ENERGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities:
Net income (loss)	$(15,115)	$(83,857)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion, amortization and impairment	657,758	719,322
Deferred income tax expense (benefit)	4,987	(5,599)
Stock-based compensation	18,697	30,527
Net (gain) loss on asset disposals	(20,270)	(1,739)
Certain Colombia contract drilling exit costs	20,011	—
Other	(3,578)	27
Changes in operating assets and liabilities:
Accounts receivable	(223,626)	(36,982)
Inventory	(25,585)	5,068
Other current assets	10,303	(3,864)
Other assets	24,820	9,825
Accounts payable	58,570	46,904
Accrued liabilities	(73,768)	(104,082)
Other liabilities	(12,328)	(11,857)
Net cash provided by operating activities	420,876	563,693

Cash flows from investing activities:
Purchases of property and equipment	(413,906)	(450,516)
Proceeds from disposal of assets, including insurance recoveries	60,573	33,155
Other	(3,218)	(19,480)
Net cash used in investing activities	(356,551)	(436,841)

Cash flows from financing activities:
Purchases of treasury stock	(33,685)	(69,424)
Dividends paid	(114,105)	(92,114)
Net proceeds from issuance of senior notes	496,015	—
Repayment of senior notes	(482,505)	—
Payments of finance leases	(4,449)	(6,216)
Other	(2,867)	(10,820)
Net cash used in financing activities	(141,596)	(178,574)
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	(4,061)	(2,658)
Net change in cash, cash equivalents and restricted cash	(81,332)	(54,380)
Cash, cash equivalents and restricted cash at beginning of period	420,642	241,293
Cash, cash equivalents and restricted cash at end of period	$339,310	$186,913

Supplemental disclosure of cash flow information:
Net cash received (paid) during the period for:
Interest, net of capitalized interest of $630 in 2026 and $723 in 2025	$(40,175)	$(43,206)
Income taxes	12,854	(5,442)
Non-cash investing and financing activities:
Net increase (decrease) in payables for purchases of property and equipment	$24,673	$(7,098)
Purchases of property and equipment through exchange of lease right of use asset	3,195	772
Derecognition of right of use asset	(3,195)	(794)
Net investment in sales-type leases recognized	13,665	—

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
The unaudited interim condensed consolidated financial statements have been prepared by us pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been omitted pursuant to such rules and regulations, although we believe the disclosures included either on the face of the financial statements or herein are sufficient to make the information presented not misleading. In the opinion of management, all recurring adjustments considered necessary for a fair statement of the information in conformity with GAAP have been included. The unaudited condensed consolidated balance sheet as of December 31, 2025, as presented herein, was derived from our audited consolidated balance sheet but does not include all disclosures required by GAAP. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2025 (our “Annual Report”). The results of operations for the three and nine months ended September 30, 2026 are not necessarily indicative of the results to be expected for the full year.
There have been no material changes to our critical accounting policies from those disclosed in our Annual Report.
Restricted cash — Restricted cash includes amounts restricted as cash collateral for the issuance of standby letters of credit.
The following table provides a reconciliation of cash and restricted cash reported within the unaudited condensed consolidated balance sheets that sum to the total of such amounts shown in the unaudited condensed statements of cash flows for the nine months ended September 30, 2026 and 2025 (in thousands):

	Nine Months Ended September 30,
	2026	2025
Cash and cash equivalents	$337,132	$184,783
Restricted cash	2,178	2,130
Total cash, cash equivalents and restricted cash	$339,310	$186,913
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
Contract liabilities consisted of the following at September 30, 2026 and December 31, 2025 (in thousands):

Balance at December 31, 2025	$79,506
Payment received/accrued and deferred	38,553
Revenue recognized during the period	(114,624)
Balance at September 30, 2026 (1)	$3,435
(1)$2.4 million of our contract liability balance is current and is included in “Accrued liabilities,” and $1.0 million of our contract liability balance is noncurrent and is included in “Other liabilities” on our consolidated balance sheet.
During the nine months ended September 30, 2026, we recognized $77.1 million of revenue that was included in the contract liability balance at the beginning of the period. The substantial majority of our revenue related to our contract liabilities balance is expected to be recognized within one year.
Contract Costs
Costs incurred for rig upgrades based on a contract with a customer are considered capital improvements and are capitalized to drilling equipment and depreciated over the estimated useful life of the asset.
Remaining Performance Obligations
We maintain a backlog of commitments for contract drilling services under term contracts, which we define as contracts with a duration of six months or more. Our contract drilling backlog in the United States as of September 30, 2026 was approximately $424 million. Approximately 22% of our total contract drilling backlog in the United States at September 30, 2026 is reasonably expected to remain at September 30, 2027. We generally calculate our backlog by multiplying the dayrate under our term drilling contracts by the number of days remaining under the contract. The calculation does not include any revenues related to fees for other services such as for mobilization, other than initial mobilization, demobilization and customer reimbursables, nor does it include potential reductions in rates for unscheduled standby or during periods in which the rig is moving or incurring maintenance and repair time in excess of what is permitted under the drilling contract. For contracts that contain variable dayrate pricing, our backlog calculation uses the dayrate in effect for periods where the dayrate is fixed, and, for periods that remain subject to variable pricing, uses commodity pricing or other related indices in effect at September 30, 2026. In addition, our term drilling contracts are generally subject to termination by the customer on short notice and provide for an early termination payment to us in the event that the contract is terminated by the customer. For contracts on which we have received notice for the rig to be placed on standby, our backlog calculation uses the standby rate for the period over which we expect to receive the standby rate. For contracts on which we have received an early termination notice, our backlog calculation includes the early termination rate, instead of the dayrate, for the period over which we expect to receive the lower rate. Please see “Our current backlog of contract drilling revenue may decline and may not ultimately be realized, as fixed-term contracts may in certain instances be terminated without an early termination payment” included in Item 1A of our Annual Report.
3. Inventory
Inventory consisted of the following at September 30, 2026 and December 31, 2025 (in thousands):

	September 30, 2026	December 31, 2025
Raw materials and supplies	$114,498	$129,440
Work-in-process	6,010	4,573
Finished goods	23,345	26,267
Inventory	$143,853	$160,280
4. Other Current Assets
Other current assets consisted of the following at September 30, 2026 and December 31, 2025 (in thousands):

	September 30, 2026	December 31, 2025
Federal and state income taxes receivable	$8,162	$22,194
Workers’ compensation receivable	27,942	30,492
Prepaid expenses	41,230	34,829
Other	11,431	26,377
Other current assets	$88,765	$113,892
5. Property and Equipment
Property and equipment consisted of the following at September 30, 2026 and December 31, 2025 (in thousands):

	September 30, 2026	December 31, 2025
Equipment	$7,922,464	$8,224,950
Oil and natural gas properties	250,477	248,088
Buildings and improvements	227,880	235,621
Rental equipment	156,681	155,385
Land and improvements	36,292	39,591
Total property and equipment	8,593,794	8,903,635
Less accumulated depreciation, depletion, amortization and impairment	(6,036,206)	(6,192,598)
Property and equipment, net	$2,557,588	$2,711,037
Depreciation, depletion, amortization and impairment — The following table summarizes depreciation, depletion, amortization and impairment expense related to property and equipment and intangible assets for the three and nine months ended September 30, 2026 and 2025 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Depreciation expense	$185,186	$192,567	$553,741	$587,611
Amortization expense	30,252	31,747	93,969	94,515
Depletion expense	1,399	920	4,121	4,420
Impairment expense	4,746	364	5,927	32,776
Total	$221,583	$225,598	$657,758	$719,322
We review our long-lived assets, including property and equipment and definite-lived intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amounts of certain assets may not be recovered over their estimated remaining useful lives (a “triggering event”). As of September 30, 2026, we concluded no triggering event that could indicate possible impairment of property and equipment had occurred.
6. Goodwill and Intangible Assets
Goodwill — During the nine months ended September 30, 2026, there were no additions or impairments to goodwill. As of September 30, 2026 and December 31, 2025, our goodwill balances by operating segment were as follows (in thousands):

	Completion Services	Drilling Products	Total
Balance as of September 30, 2026 and December 31, 2025	$36,885	$450,503	$487,388
Goodwill is evaluated at least annually on July 31, or more frequently when events or circumstances occur indicating recorded goodwill may be impaired. During the third quarter of 2026, we completed our annual goodwill impairment test, concluding that there were no events or circumstances that existed that would lead to a determination that it is more likely than not that the fair value of any reporting unit is less than its carrying value.
Intangible Assets — The following table presents the gross carrying amount and accumulated amortization of our intangible assets as of September 30, 2026 and December 31, 2025 (in thousands):

	September 30, 2026			December 31, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$780,669	$(216,747)	$563,922	$783,259	$(166,135)	$617,124
Developed technology	202,771	(126,586)	76,185	202,771	(96,689)	106,082
Trade name	101,000	(30,906)	70,094	101,000	(23,406)	77,594
Other	28,906	(11,237)	17,669	22,729	(8,719)	14,010
Intangible assets, net	$1,113,346	$(385,476)	$727,870	$1,109,759	$(294,949)	$814,810
Amortization expense on intangible assets of approximately $30.3 million and $31.7 million was recorded for each of the three months ended September 30, 2026 and 2025. Amortization expense on intangible assets of approximately $94.0 million and $94.5 million was recorded for the nine months ended September 30, 2026 and 2025, respectively.
7. Accrued Liabilities
Accrued liabilities consisted of the following at September 30, 2026 and December 31, 2025 (in thousands):

	September 30, 2026	December 31, 2025
Salaries, wages, payroll taxes and benefits	$115,587	$107,650
Insurance	74,717	73,621
Property, sales, use and other taxes	48,822	45,369
Accrued interest payable	17,891	17,471
Deferred revenue	2,379	79,286
Other	34,702	43,091
Accrued liabilities	$294,098	$366,488
8. Long-Term Debt
Long-term debt consisted of the following at September 30, 2026 and December 31, 2025 (in thousands):

	September 30, 2026	December 31, 2025
3.95% Senior Notes Due 2028	$—	$482,505
5.15% Senior Notes Due 2029	344,895	344,895
7.15% Senior Notes Due 2033	400,000	400,000
6.05% Senior Notes Due 2036	500,000	—
	1,244,895	1,227,400
Less deferred financing costs and discounts	(10,400)	(6,362)
Total	$1,234,495	$1,221,038
Credit Agreement — On January 31, 2025, we entered into the Second Amended and Restated Credit Agreement with the lenders party thereto and Wells Fargo Bank, National Association, as administrative agent, and the other parties thereto (the “Amended and Restated Credit Agreement”), which amended and restated our Amended and Restated Credit Agreement dated as of March 27, 2018.

On April 24, 2026, we entered into the Assignment and Amendment No. 1 to Second Amended and Restated Credit Agreement, which amended the Amended and Restated Credit Agreement (as amended, the “Credit Agreement”), which, among other things, (i) extended the maturity date for $450 million of revolving credit commitments of certain lenders under the Credit Agreement from January 31, 2030 to January 31, 2031, with the option at our election for two one-year extensions, and (ii) assigned $25 million of the revolving credit commitments from HSBC Bank USA, N.A., to JPMorgan Chase Bank, N.A., in each case, on the terms and subject to the conditions set forth therein. As of September 30, 2026, the commitments under the Amended and Restated Credit Agreement were $500 million, and $450 million of the loans and commitments under the Credit Agreement would mature on January 31, 2031, with the remainder maturing January 31, 2030.

The Credit Agreement contains representations, warranties, affirmative and negative covenants and events of default and associated remedies that we believe are customary for agreements of this nature. We were in compliance with the covenants at September 30, 2026.
As of September 30, 2026, we had no borrowings outstanding under our Credit Agreement. We had $2.3 million in letters of credit outstanding under the Credit Agreement at September 30, 2026 and, as a result, had available borrowing capacity of approximately $498 million under the Credit Agreement at that date.
2015 Reimbursement Agreement — On March 16, 2015, we entered into a Reimbursement Agreement (as amended from time to time, the “2015 Reimbursement Agreement”) with The Bank of Nova Scotia (“Scotiabank”), pursuant to which we may from time to time request that Scotiabank issue an unspecified amount of letters of credit. As of September 30, 2026, we had $27.0 million in letters of credit outstanding under the 2015 Reimbursement Agreement.
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
The 2029 Notes, 2033 Notes, and 2036 Notes (together, the “Senior Notes”) are our senior unsecured obligations, which rank equally with all other existing and future senior unsecured debt and will rank senior in right of payment to all other future subordinated debt. The Senior Notes will be effectively subordinated to any of our future secured debt to the extent of the value of the assets securing such debt. In addition, the Senior Notes will be structurally subordinated to the liabilities (including trade payables) of our subsidiaries that do not guarantee the Senior Notes. None of our subsidiaries are currently required to be a guarantor under the Senior Notes. If our subsidiaries guarantee the Senior Notes in the future, such guarantees (the “Guarantees”) will rank equally in right of payment with all of the guarantors’ future unsecured senior debt and senior in right of payment to all of the guarantors’ future subordinated debt. The Guarantees will be effectively subordinated to any of the guarantors’ future secured debt to the extent of the value of the assets securing such debt.

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
The indentures pursuant to which the Senior Notes were issued include covenants that, among other things, limit our and our subsidiaries’ ability to incur certain liens, engage in sale and lease-back transactions or consolidate, merge, or transfer all or substantially all of their assets. These covenants are subject to important qualifications and limitations set forth in the indentures. We were in compliance with these covenants at September 30, 2026. The indentures governing the Senior Notes also contain customary events of default with respect to the Senior Notes. No events of default had occurred at September 30, 2026.
For additional information regarding our long-term debt, see Note 9 of Notes to consolidated financial statements in Item 8 of our Annual Report.
9. Commitments and Contingencies
Purchase Commitments — As of September 30, 2026, we maintained letters of credit in the aggregate amount of $31.4 million primarily for the benefit of various insurance companies as collateral for retrospective premiums and retained losses that could become payable under the terms of the underlying insurance contracts and compliance with contractual obligations. These letters of credit expire annually at various times during the year and are typically renewed. As of September 30, 2026, no amounts had been drawn under the letters of credit. As of September 30, 2026, we had $39.0 million in surety bond exposure issued as financial assurance on an insurance agreement.
As of September 30, 2026, we had commitments to purchase major equipment totaling approximately $179 million.
Our completion services segment has entered into agreements to purchase minimum quantities of proppants from certain vendors. As of September 30, 2026, the remaining minimum obligation under these agreements was approximately $7.0 million, of which approximately $1.1 million and $5.9 million relate to the remainder of 2026 and 2027, respectively.
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
In October and November 2025, the Court resolved certain dispositive motions in Ulterra’s favor, resulting in a Final Judgment in Ulterra’s favor on November 25, 2025. NOV has acknowledged that the Court’s rulings mean it cannot collect any of the royalties it had alleged were owed. On December 12, 2025, NOV filed a Notice of Appeal to the United States Court of Appeals for the Federal Circuit. The appeal is currently pending before the Federal Circuit as Docket Nos. 26-1256 and 26-1266. On April 20, 2026, NOV filed its opening appellate brief. Ulterra filed its response on July 31, 2026. NOV filed its reply on September 25, 2026. Oral argument is not yet scheduled.
Additionally, we are party to various other legal proceedings arising in the normal course of our business. We do not believe that the outcome of these proceedings, either individually or in the aggregate, will have a material adverse effect on our financial condition, cash flows or results of operations.
10. Stockholders’ Equity
Cash Dividend —On October 28, 2026, our Board of Directors approved a cash dividend on our common stock in the amount of $0.10 per share to be paid on December 15, 2026 to holders of record as of December 1, 2026. The amount and timing of all future dividend payments, if any, are subject to the discretion of the Board of Directors and will depend upon business conditions, results of operations, financial condition, terms of our debt agreements and other factors. Our Board of Directors may, without advance notice, reduce or suspend our dividend for any reason, including to improve our financial flexibility and position our company for long-term success. There can be no assurance that we will pay a dividend in the future.
Share Repurchases and Acquisitions — In September 2013, our Board of Directors approved a stock buyback program. In February 2024, our Board of Directors approved an increase of the authorization under the stock buyback program to allow for an aggregate of $1.0 billion of future share repurchases. All purchases executed to date have been through open market transactions. Purchases under the buyback program are made at management’s discretion, at prevailing prices, subject to market conditions and other factors. Purchases may be made at any time without prior notice. There is no expiration date associated with the buyback program. As of September 30, 2026, we had remaining authorization to purchase approximately $669 million of our outstanding common stock under the stock buyback program. Shares of stock purchased under the buyback program are held as treasury shares.
Treasury stock acquisitions during the nine months ended September 30, 2026 were as follows (dollars in thousands):

	Shares	Cost
Treasury shares at January 1, 2026	144,435,252	$2,020,714
Purchases pursuant to stock buyback program	2,000,000	24,174
Acquisitions pursuant to long-term incentive plans	828,774	9,511
Treasury shares at September 30, 2026	147,264,026	$2,054,399
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

Stock Options — No stock options have been granted since 2016. Stock option activity from January 1, 2026 to September 30, 2026 follows:

	Underlying Shares	Weighted Average Exercise Price Per Share
Outstanding at January 1, 2026	1,137,205	$23.56
Exercised	—	$—
Expired	(730,800)	$18.59
Outstanding at September 30, 2026	406,405	$32.50
Exercisable at September 30, 2026	406,405	$32.50
Restricted Stock Units (Equity Based) — Share-settled restricted stock unit activity from January 1, 2026 to September 30, 2026 follows:

	Time Based Shares	Performance Based Shares	Weighted Average Grant Date Fair Value Per Share
Non-vested restricted stock units outstanding at January 1, 2026	6,673,838	409,890	$8.06
Granted	2,288,517	—	$11.08
Performance based restricted stock units settled (1)	—	(331,675)	$14.10
Vested	(2,945,926)	—	$8.47
Forfeited	(386,276)	(4,316)	$7.72
Non-vested restricted stock units outstanding at September 30, 2026	5,630,153	73,899	$8.73
(1)Performance based restricted stock units reached the end of their performance period during the nine months ended September 30, 2026, and no shares were issued to settle such performance based restricted stock units.
As of September 30, 2026, we had unrecognized compensation cost related to our unvested restricted stock units totaling $39.8 million. The weighted-average remaining vesting period for these unvested restricted stock units was 2.02 years as of September 30, 2026.
Restricted Stock Units (Liability Based) — A portion of the restricted stock unit awards granted in 2025 and 2026 are cash-settled. Cash-settled restricted stock unit activity from January 1, 2026 to September 30, 2026 follows:

Time Based Shares
Non-vested cash-settled restricted stock units outstanding at January 1, 2026	628,175
Granted	331,816
Vested	(210,849)
Forfeited	—
Non-vested cash-settled restricted stock units outstanding at September 30, 2026	749,142
As of September 30, 2026, we had unrecognized compensation cost related to our unvested cash-settled restricted stock units totaling $7.3 million. The weighted-average remaining vesting period for these unvested cash-settled restricted stock units was 2.05 years as of September 30, 2026.
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

Performance Units activity from January 1, 2026 to September 30, 2026 follows:

	Performance Units Share-Settled (at target)	Weighted Average Grant Date Fair Value Per Share	Performance Units Cash-Settled (at target)
Non-vested Performance Units outstanding at January 1, 2026	2,214,700	$10.49	743,800
Granted	414,600	$12.22	414,600
Performance Units settled (1)	(595,800)	$13.36	—
Forfeited	—	$—	—
Non-vested Performance Units outstanding at September 30, 2026	2,033,500	$10.00	1,158,400
(1)    Share-settled Performance Units granted in 2023 reached the end of their performance period during the nine months ended September 30, 2026, and no shares were issued to settle such Performance Units.
As of September 30, 2026, we had unrecognized compensation cost related to our unvested Performance Units totaling $19.3 million. The weighted-average remaining vesting period for these unvested Performance Units was 1.97 years as of September 30, 2026.
Stock-Based Compensation Expense — Expense (benefit) associated with restricted stock units and Performance Unit awards is included in “Direct operating costs” and “General and administrative” in our unaudited condensed consolidated statements of operations. The following table presents stock-based compensation expense (benefit) for the three and nine months ended September 30, 2026 and 2025 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Share-settled awards
Restricted stock units	$6,246	$7,088	$13,734	$24,486
Performance Units – TSR	916	1,585	3,590	5,556
Performance Units – FCF	(1,402)	(13)	1,373	485
Total share-settled awards	5,760	8,660	18,697	30,527

Cash-settled awards
Cash-settled restricted stock units	1,020	270	3,015	482
Cash-settled Performance Units	2,668	107	5,197	484
Total cash-settled awards	3,688	377	8,212	966
Stock-based compensation expense	$9,448	$9,037	$26,909	$31,493
12. Income Taxes
Our effective income tax rate fluctuates from the U.S. statutory tax rate based on, among other factors, changes in income or loss before income taxes in jurisdictions with varying statutory tax rates, changes in the absolute amount of income or loss before income taxes, the impact of U.S. state and local income taxes, the realizability of deferred tax assets and other differences related to the recognition of income and expense between GAAP and tax accounting.
Our effective income tax rate for the three months ended September 30, 2026 was 39.3%, compared with 15.3% for the three months ended September 30, 2025. The difference in effective income tax rates between the periods was primarily attributable to the impact of permanent differences against income or loss before income taxes between periods.
Our effective income tax rate for the nine months ended September 30, 2026 was (70.8)%, compared with 4.6% for the nine months ended September 30, 2025. The difference in effective income tax rates between periods was primarily attributable to the impact of permanent differences against income or loss before income taxes between periods.
For the nine months ended September 30, 2026, our effective income tax rate was (70.8)%, compared with the U.S. federal statutory rate of 21%. The effective income tax rate differed from the U.S. federal statutory rate primarily because we recorded income tax expense on a loss before income taxes. This result was primarily attributable to permanently nondeductible expenses, which reduced the income tax benefit that otherwise would have been expected on the loss before income taxes. The magnitude of the effective income tax rate was further affected by the loss before income taxes being modest relative to income tax expense, as effective income tax rates can become disproportionately large in absolute value when income or loss before income taxes approaches zero. As a result, the relationship between our income tax expense and our loss before income taxes produced a substantial negative effective income tax rate that is not meaningful when compared with the U.S. federal statutory rate.
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
On July 4, 2025, the One Big Beautiful Bill Act (the “OBBBA”) was signed into law in the United States. This legislation includes several changes to existing income tax provisions with certain changes effective during 2025 and other changes effective after 2025. The applicable provisions of the OBBBA have been reflected in our income tax provision.
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
The following table presents information necessary to calculate net income (loss) per share for the three and nine months ended September 30, 2026 and 2025 as well as potentially dilutive securities excluded from the weighted average number of diluted common shares outstanding because their inclusion would have been anti-dilutive (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
BASIC EPS:
Net income (loss) attributable to common stockholders	$28,353	$(36,402)	$(15,876)	$(84,541)
Weighted average number of common shares outstanding, excluding non-vested restricted stock units	381,099	382,819	380,298	384,888
Basic net income (loss) per common share	$0.07	$(0.10)	$(0.04)	$(0.22)

DILUTED EPS:
Net income (loss) attributable to common stockholders	$28,353	$(36,402)	$(15,876)	$(84,541)
Weighted average number of common shares outstanding, including non-vested restricted stock units	384,356	382,819	380,298	384,888
Diluted net income (loss) per common share	$0.07	$(0.10)	$(0.04)	$(0.22)
Potentially dilutive securities excluded as anti-dilutive	1,402	10,672	8,144	10,672
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
Completion Services — represents our hydraulic fracturing, completion support services, wireline and pumpdown services and cementing businesses.
Drilling Products — represents our manufacturing and distribution of drill bits business.
The following tables summarize selected financial information relating to our business segments (in thousands):

	Drilling Services	Completion Services	Drilling Products	Total
For the three months ended September 30, 2026
Revenues from external customers	$417,367	$808,307	$110,167	$1,335,841
Direct operating costs (1)	268,453	675,463	58,971	1,002,887
General and administrative	5,472	7,842	8,500	21,814
Depreciation, amortization and impairment (1)	84,005	106,989	23,545	214,539
Other segment items (2)	2,742	—	—	2,742
Segment operating income (loss) (3)	$56,695	$18,013	$19,151	$93,859

Reconciliation of revenue:
Total segment revenues from external customers				$1,335,841
Other revenues (4)				6,393
Total consolidated revenues				$1,342,234

Reconciliation to consolidated income (loss) before income taxes:
Segment operating income (loss) (3)				$93,859
Other (4)				2,079
Corporate (5)				(32,665)
Interest income				2,695
Interest expense				(19,974)
Other income (expense)				1,150
Income (loss) before income taxes				$47,144

	Drilling Services	Completion Services	Drilling Products	Total
For the three months ended September 30, 2025
Revenues from external customers	$380,200	$705,275	$85,880	$1,171,355
Direct operating costs (1)	246,407	594,118	50,265	890,790
General and administrative	3,969	8,821	8,486	21,276
Depreciation, amortization and impairment (1)	84,100	117,058	21,326	222,484
Other segment items (2)	8,600	13,000	—	21,600
Segment operating income (loss) (3)	$37,124	$(27,722)	$5,803	$15,205

Reconciliation of revenue:
Total segment revenues from external customers				$1,171,355
Other revenues (4)				4,599
Total consolidated revenues				$1,175,954

Reconciliation to consolidated income (loss) before income taxes:
Segment operating income (loss) (3)				$15,205
Other (4)				810
Corporate				(44,069)
Interest income				1,480
Interest expense				(17,488)
Other income (expense)				1,020
Income (loss) before income taxes				$(43,042)
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
(4)Other includes our oilfield rentals business, prior to its divestiture in April 2025, and oil and natural gas working interests.
(5)Corporate includes a $22.1 million gain on the sale of rigs during the third quarter of 2026.

	Drilling Services	Completion Services	Drilling Products	Total
For the nine months ended September 30, 2026
Revenues from external customers	$1,142,585	$2,241,535	$281,297	$3,665,417
Direct operating costs (1)	745,933	1,887,665	160,089	2,793,687
General and administrative	19,186	22,402	24,767	66,355
Depreciation, amortization and impairment (1)	253,439	327,299	63,869	644,607
Other segment items (2)	292	(1,328)	—	(1,036)
Segment operating income (loss) (3)	$123,735	$5,497	$32,572	$161,804

Reconciliation of revenue:
Total segment revenues from external customers				$3,665,417
Other revenues (4)				22,115
Total consolidated revenues				$3,687,532

Reconciliation to consolidated income (loss) before income taxes:
Segment operating income (loss) (3)				$161,804
Other (4)				9,207
Corporate (5)				(129,017)
Interest income				8,362
Interest expense				(57,857)
Other income (expense)				(1,349)
Income (loss) before income taxes				$(8,850)

	Drilling Services	Completion Services	Drilling Products	Total
For the nine months ended September 30, 2025
Revenues from external customers	$1,196,865	$2,190,687	$259,933	$3,647,485
Direct operating costs (1)	748,808	1,870,882	146,540	2,766,230
General and administrative	12,066	29,953	26,256	68,275
Depreciation, amortization and impairment (1)	281,719	352,658	67,786	702,163
Other segment items (2)	232	13,000	—	13,232
Segment operating income (loss) (3)	$154,040	$(75,806)	$19,351	$97,585

Reconciliation of revenue:
Total segment revenues from external customers				$3,647,485
Other revenues (4)				28,326
Total consolidated revenues				$3,675,811

Reconciliation to consolidated income (loss) before income taxes:
Segment operating income (loss) (3)				$97,585
Other (4)				(960)
Corporate				(137,220)
Interest income				4,216
Interest expense				(52,830)
Other income (expense)				1,344
Income (loss) before income taxes				$(87,865)
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
(4)Other includes our oilfield rentals business, prior to its divestiture in April 2025, and oil and natural gas working interests.
(5)Corporate includes a $22.1 million gain on the sale of rigs during the third quarter of 2026.

Other business segment information

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Capital expenditures:
Drilling Services	$55,240	$46,691	$169,809	$175,323
Completion Services	62,712	81,301	182,836	212,459
Drilling Products	19,904	13,331	54,457	46,805
Segment capital expenditures	$137,856	$141,323	$407,102	$434,587
Other	2,735	2,145	5,756	7,543
Corporate	763	1,011	1,048	8,386
Total capital expenditures	$141,354	$144,479	$413,906	$450,516

	September 30, 2026	December 31, 2025
Identifiable assets:
Drilling Services	$1,854,104	$1,865,598
Completion Services	2,192,316	2,341,232
Drilling Products	1,035,847	1,018,867
Segment assets	$5,082,267	$5,225,697
Other	27,775	29,418
Corporate (1)	341,863	315,351
Total assets	$5,451,905	$5,570,466
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

The estimated fair value of our outstanding debt balances as of September 30, 2026 and December 31, 2025 is set forth below (in thousands):

	September 30, 2026		December 31, 2025
	Carrying Value	Fair Value	Carrying Value	Fair Value
3.95% Senior Notes Due 2028 (1)	$—	$—	$482,505	$477,694
5.15% Senior Notes Due 2029	344,895	337,831	344,895	348,032
7.15% Senior Notes Due 2033	400,000	412,988	400,000	428,615
6.05% Senior Notes Due 2036	500,000	476,275	—	—
Total debt	$1,244,895	$1,227,094	$1,227,400	$1,254,341
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
The implied market rates of interest used to determine the fair value of our outstanding debt balances as of September 30, 2026 and December 31, 2025 are set forth below:

	September 30, 2026	December 31, 2025
3.95% Senior Notes Due 2028	—%	4.46%
5.15% Senior Notes Due 2029	5.88%	4.89%
7.15% Senior Notes Due 2033	6.56%	5.99%
6.05% Senior Notes Due 2036	6.74%	—%
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
During the second quarter of 2026, we recognized approximately $21.0 million of exit and disposal costs, consisting of approximately $20.0 million in direct operating expenses related to inventory and other asset write-downs and approximately $1.0 million in rig impairment expense within the consolidated statements of operations. During the third quarter of 2026, we recognized an additional approximately $3.0 million of costs associated with wind-down activities.

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
As of September 30, 2026, we had 145 marketed land-based drilling rigs based in the following regions:

Region	Number of Rigs
West Texas	63
Appalachia	21
Oklahoma	16
Rockies	22
South Texas	12
East Texas	7
Colombia	1
Argentina(1)	3
Total	145
(1)We signed multi-year agreements to lease three rigs to DLS Archer Ltd. S.A. to support Archer’s operations in Argentina’s Vaca Muerta formation. These arrangements were accounted for as sales-type leases because ownership of the rigs is expected to transfer to Archer by the end of the lease term, either through the exercise of a purchase option that is reasonably certain to be exercised or upon satisfaction of the contractual conditions required for transfer of title.
We have addressed our customers’ needs for drilling horizontal wells in shale and other unconventional resource plays by improving the capabilities of our drilling fleet. The U.S. land rig industry has in recent years referred to certain high specification rigs as “super-spec” rigs, which we consider to be at least a 1,500 horsepower, AC-powered rig that has at least a 750,000-pound hookload, a 7,500-psi circulating system, and is pad-capable. Due to evolving customer preferences, we refer to certain premium rigs as “Tier-1, super spec” rigs, which we consider as being a super-spec rig that also has a third mud pump and raised drawworks that allows for more clearance underneath the rig floor. As of September 30, 2026, our rig fleet included 137 marketed Tier-1, super-spec rigs.
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
We operate a low-emissions fleet portfolio, with approximately 90% of our active hydraulic horsepower powered by natural gas through electric, direct-drive and dual-fuel pumping technologies, supported by our integrated Power Solutions business. The composition of our fleet helps our customers reduce emissions, improve fuel efficiency and lower operating costs compared to traditional diesel-powered completion operations. We continue to invest selectively in next-generation equipment and technologies that further enhance fleet performance, reliability and environmental efficiency.
We are also advancing our Vertex™ automated, closed-loop completions process, a component of our proprietary digital completions management platform, eos™, which help optimize fleet performance, improve operational efficiency and enhance execution consistency. Together, these technologies support lower operating costs, improved service quality and future integration of automation and AI-enabled reservoir solutions.
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
During 2026, global energy markets were impacted by geopolitical developments, including conflict in the Middle East, disruptions to regional energy supply and transportation infrastructure, OPEC+ production decisions and changing global supply and demand fundamentals. These factors contributed to increased volatility in commodity prices and uncertainty regarding customer spending levels and future industry activity. While the full effects of these developments remain uncertain, we believe these dynamics contributed to increased activity levels in certain North American markets as customers responded to higher commodity prices and evolving global energy market conditions. However, the sustainability of this activity remains dependent on numerous factors, including commodity prices, customer cash flows, access to capital, global economic conditions, geopolitical developments and OPEC+ production decisions.
Oil prices averaged $87.12 per barrel in the third quarter of 2026, as compared to $95.65 per barrel in the second quarter of 2026, and closed at $105.25 per barrel on October 26, 2026. Natural gas prices (based on the Henry Hub Spot Market Price) averaged $2.87 per MMBtu in the third quarter of 2026 as compared to an average of $2.95 per MMBtu in the second quarter of 2026, and closed at $2.52 per MMBtu on October 26, 2026.
Our drilling activity in the United States increased moderately in the third quarter of 2026, with an average active rig count in the United States of 101 rigs, compared to our average active rig count of 92 in the second quarter of 2026. Activity strengthened as the quarter progressed, and we exited the quarter with 104 rigs operating, reflecting a higher level of activity than the quarterly average. Term contracts help support our operating rig count. We maintain a backlog of commitments for contract drilling services under term contracts, which we define as contracts with a duration of six months or more. Our contract drilling backlog in the United States as of September 30, 2026 was approximately $424 million. Approximately 22% of our total contract drilling backlog in the United States at September 30, 2026 is reasonably expected to remain at September 30, 2027. See Note 2 of Notes to unaudited condensed consolidated financial statements for additional information on backlog.
In our drilling services segment for the fourth quarter of 2026, we expect adjusted gross profit to be higher than the third quarter. We expect our average U.S. rig count to be approximately 104 in the fourth quarter, and we expect to exit 2026 above that level, with additional rig reactivations anticipated in the first quarter of 2027.
In our completion services segment for the fourth quarter of 2026, we expect adjusted gross profit to be higher than the third quarter, supported by activity levels broadly consistent with the third quarter and additional pricing improvements.
In our drilling products segment for the fourth quarter of 2026, we expect adjusted gross profit to be lower than the third quarter, primarily reflecting the expectation for lower drilling activity in Saudi Arabia due to ongoing geopolitical unrest in the region.
Recent Developments in Business and Financial Matters — During the third quarter of 2026, we sold three Colombia rigs as part of our plan to exit Colombia. In addition, we sold 10 U.S. rigs that were not included in our marketed rig count as part of our ongoing fleet management activities. These transactions resulted in a gain on sale of assets of approximately $22.1 million.

During the second quarter of 2026, management approved a plan to exit our Colombian contract drilling operations, which resulted in incremental operating expenses totaling $3.0 million and $24.0 million within the Drilling Services segment for the three and nine months ended September 30, 2026, respectively. Changes in Colombia’s political environment, coupled with continued

reductions in activity forecasts and challenging market conditions in the region, have reduced the attractiveness of additional investment. The exit activity is expected to be substantially completed over the next year.
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
For the three months ended September 30, 2026 and June 30, 2026 and for the nine months ended September 30, 2026 and September 30, 2025, our operating revenues consisted of the following (dollars in thousands):

	Three Months Ended				Nine Months Ended
	September 30,		June 30,		September 30,		September 30,
	2026		2026		2026		2025
Drilling Services	$417,367	31.1%	$373,501	30.4%	$1,142,585	31.0%	$1,196,865	32.6%
Completion Services	808,307	60.2%	753,641	61.4%	2,241,535	60.8%	2,190,687	59.6%
Drilling Products	110,167	8.2%	91,333	7.4%	281,297	7.6%	259,933	7.1%
Other	6,393	0.5%	9,492	0.8%	22,115	0.6%	28,326	0.7%
	$1,342,234	100.0%	$1,227,967	100.0%	$3,687,532	100.0%	$3,675,811	100.0%
Results of Operations
The following tables summarize results of operations by business segment for the three months ended September 30, 2026 and June 30, 2026:

	Three Months Ended
	September 30,	June 30,
Drilling Services	2026	2026	% Change

	(dollars in thousands)
Revenues	$417,367	$373,501	11.7%
Direct operating costs	268,453	259,619	3.4%
Adjusted gross profit (1)	148,914	113,882	30.8%
General and administrative	5,472	6,617	(17.3)%
Depreciation, amortization and impairment	84,005	85,490	(1.7)%
Other operating expense (income), net	2,742	(962)	NA
Operating income (loss)	$56,695	$22,737	149.4%
Capital expenditures	$55,240	$60,148	(8.2)%

Operating days – U.S. (2)	9,249	8,361	10.6%
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

Total revenues and direct operating costs increased compared to the prior quarter primarily due to higher operating days in our U.S. contract drilling business. Higher activity was concentrated in oil producing basins, particularly the Rockies and Permian, while demand for our contract drilling services in natural gas basins remained relatively steady compared to the prior quarter. Direct operating costs during the second quarter included approximately $20.0 million associated with our decision to exit our contract drilling operations in Colombia. See Note 16 to the unaudited condensed consolidated financial statements for additional information.
Other operating expense (income), net during the third quarter included a $3.0 million reserve associated with the Colombia contract drilling exit costs.

	Three Months Ended
	September 30,	June 30,
Completion Services	2026	2026	% Change

	(dollars in thousands)
Revenues	$808,307	$753,641	7.3%
Direct operating costs	675,463	630,716	7.1%
Adjusted gross profit (1)	132,844	122,925	8.1%
General and administrative	7,842	7,230	8.5%
Depreciation, amortization and impairment	106,989	108,838	(1.7)%
Other operating expense (income), net	—	(1,328)	(100.0)%
Operating income (loss)	$18,013	$8,185	120.1%
Capital expenditures	$62,712	$75,023	(16.4)%
(1)Adjusted gross profit, which is considered a non-GAAP financial measure, is defined as revenues less direct operating costs (excluding depreciation, amortization and impairment expense). See the section of this Report titled “Non-GAAP Financial Measures” for a reconciliation of GAAP gross profit to adjusted gross profit by segment.
Completion Services revenues increased primarily due to pricing improvements in our fracturing operations. Total activity from our fracturing operations declined modestly as several fleets experienced elevated non-productive time late in the third quarter, primarily due to temporary sand availability constraints and trucking delays in certain regions. Revenues from our fracturing operations increased approximately $37.6 million or 6%. Revenues from our other completion services businesses increased approximately $17.0 million or 13%.
Direct operating costs increased primarily due to higher labor costs and sand trucking expenses. Direct operating costs from our fracturing operations increased approximately $21.1 million or 4%. Additionally, direct operating costs for our power solutions business increased $9.6 million, or 54%, primarily due to higher commodity costs based on regional market pricing in West Texas.
Capital expenditures decreased primarily due to the timing of order placement.

	Three Months Ended
	September 30,	June 30,
Drilling Products	2026	2026	% Change

	(dollars in thousands)
Revenues	$110,167	$91,333	20.6%
Direct operating costs	58,971	54,194	8.8%
Adjusted gross profit (1)	51,196	37,139	37.8%
General and administrative	8,500	8,344	1.9%
Depreciation, amortization and impairment	23,545	20,478	15.0%
Operating income (loss)	$19,151	$8,317	130.3%
Capital expenditures	$19,904	$18,711	6.4%
(1)Adjusted gross profit, which is considered a non-GAAP financial measure, is defined as revenues less direct operating costs (excluding depreciation, amortization and impairment expense). See the section of this Report titled “Non-GAAP Financial Measures” for a reconciliation of GAAP gross profit to adjusted gross profit by segment.
Revenues and direct operating costs increased primarily due to higher activity and more favorable pricing in the United States. Revenues and direct operating costs in the United States increased by approximately $15.0 million and $1.6 million, or 24% and 4%, respectively. Direct operating costs increased at a lower rate than revenues, reflecting the benefit of a $3.8 million reversal of a previously recorded sales and use tax reserve, which partially offset costs associated with increased activity levels.

	Three Months Ended
	September 30,	June 30,
Other	2026	2026	% Change

	(dollars in thousands)
Revenues	$6,393	$9,492	(32.6)%
Direct operating costs	2,551	2,800	(8.9)%
Adjusted gross profit (1)	3,842	6,692	(42.6)%
Depreciation, depletion, amortization and impairment	1,763	1,639	7.6%
Operating income (loss)	$2,079	$5,053	(58.9)%
Capital expenditures	$2,735	$1,910	43.2%
(1)Adjusted gross profit, which is considered a non-GAAP financial measure, is defined as revenues less direct operating costs (excluding depreciation, depletion, amortization and impairment expense). See the section of this Report titled “Non-GAAP Financial Measures” for a reconciliation of GAAP gross profit to adjusted gross profit by segment.
Revenues decreased due to lower realized pricing on crude oil and lower production volumes. Market prices for crude oil averaged $87.12 per barrel in the third quarter of 2026 as compared to $95.65 per barrel in the second quarter of 2026.

	Three Months Ended
	September 30,	June 30,
Corporate	2026	2026	% Change

	(dollars in thousands)
General and administrative	$48,146	$45,314	6.2%
Depreciation and impairment	$5,281	$1,336	295.3%
Other operating expense (income), net	$(20,762)	$4,604	NA
Interest income	$2,695	$2,902	(7.1)%
Interest expense, net of amount capitalized	$(19,974)	$(20,398)	(2.1)%
Other income (expense)	$1,150	$(3,464)	NA
Capital expenditures	$763	$132	478.0%
General and administrative, interest income and interest expense, net of amount capitalized were relatively flat between sequential quarters.
Depreciation and impairment expense increased due to a $3.8 million impairment charge related to an operating lease right-of-use asset.
Other operating (income) expenses, net includes net losses associated with the disposal of assets. Accordingly, the related gains or losses have been excluded from the results of specific segments. The change in other operating (income) expenses, net was due to a $22.1 million gain on the sale of 13 rigs during the third quarter of 2026, including three rigs sold as part of our plan to exit Colombia, compared to a $2.2 million credit loss expense recognized during the second quarter of 2026.
The change in other income (expense) was due to a $4.5 million write-down of minority equity investments during the second quarter of 2026.

Results of Operations
The following tables summarize results of operations by business segment for the nine months ended September 30, 2026 and September 30, 2025:

	Nine Months Ended
	September 30,	September 30,
Drilling Services	2026	2025	% Change

	(dollars in thousands)
Revenues	$1,142,585	$1,196,865	(4.5)%
Direct operating costs	745,933	748,808	(0.4)%
Adjusted gross profit (1)	396,652	448,057	(11.5)%
General and administrative	19,186	12,066	59.0%
Depreciation, amortization and impairment	253,439	281,719	(10.0)%
Other operating expense (income), net	292	232	25.9%
Operating income (loss)	$123,735	$154,040	(19.7)%
Capital expenditures	$169,809	$175,323	(3.1)%

Operating days – U.S. (2)	25,911	27,775	(6.7)%
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
Total revenues and direct operating costs decreased primarily due to a decrease in operating days in our contract drilling business within the United States. The decrease in operating days for our U.S. contract drilling business reflects the industry-wide activity declines at the beginning of 2026, partially offset by improving activity levels during the second half of 2026. Direct operating costs during the nine months ended September 30, 2026, were approximately $20.0 million higher due to our decision to exit our contract drilling operations in Colombia. See Note 16 of Notes to unaudited condensed consolidated financial statements for additional information.
General and administrative increased primarily due to certain internal reorganization initiatives and employee separation costs incurred during 2026.
Depreciation, amortization and impairment expense decreased due to a $27.8 million impairment charge to Latin American drilling equipment during the second quarter of 2025.

	Nine Months Ended
	September 30,	September 30,
Completion Services	2026	2025	% Change

	(dollars in thousands)
Revenues	$2,241,535	$2,190,687	2.3%
Direct operating costs	1,887,665	1,870,882	0.9%
Adjusted gross profit (1)	353,870	319,805	10.7%
General and administrative	22,402	29,953	(25.2)%
Depreciation, amortization and impairment	327,299	352,658	(7.2)%
Other operating expense (income), net	(1,328)	13,000	NA
Operating income (loss)	$5,497	$(75,806)	NA
Capital expenditures	$182,836	$212,459	(13.9)%
(1)Adjusted gross profit, which is considered a non-GAAP financial measure, is defined as revenues less direct operating costs (excluding depreciation, amortization and impairment expense). See the section of this Report titled “Non-GAAP Financial Measures” for a reconciliation of GAAP gross profit to adjusted gross profit by segment.

Completion services revenues and direct operating costs increased primarily due to higher logistics activity for sand delivery in our fracturing operations. Revenues and direct operating expenses from our fracturing operations increased by approximately $80.2 million and $36.1 million, or 5% and 2%, respectively. The increase was partially offset by lower activity in our other completions services businesses, primarily our wireline and pumpdown business, which declined $18.9 million and $14.8 million, or 9% and 8% lower, respectively.

General and administrative decreased, benefiting from cost reduction activities enacted in 2025.
Depreciation, amortization and impairment expense decreased primarily due to less new equipment placed in service relative to asset retirements between the periods.
Other operating expense (income), net included a gain on legal settlements in 2026, compared to a legal accrual recorded during the third quarter of 2025. Legal accruals are included in “Accrued liabilities” in our consolidated balance sheets.
Capital expenditures decreased primarily due to the timing of order placement.

	Nine Months Ended
	September 30,	September 30,
Drilling Products	2026	2025	% Change

	(dollars in thousands)
Revenues	$281,297	$259,933	8.2%
Direct operating costs	160,089	146,540	9.2%
Adjusted gross profit (1)	121,208	113,393	6.9%
General and administrative	24,767	26,256	(5.7)%
Depreciation, amortization and impairment	63,869	67,786	(5.8)%
Operating income (loss)	$32,572	$19,351	68.3%
Capital expenditures	$54,457	$46,805	16.3%
(1)Adjusted gross profit, which is considered a non-GAAP financial measure, is defined as revenues less direct operating costs (excluding depreciation, amortization and impairment expense). See the section of this Report titled “Non-GAAP Financial Measures” for a reconciliation of GAAP gross profit to adjusted gross profit by segment.
Revenue and direct operating costs increased primarily due to higher activity in the United States and international markets. U.S. revenues and direct operating costs increased by approximately $15.2 million, or 8%, and $8.1 million, or 8%, respectively.
Depreciation, amortization and impairment expense decreased year over year primarily due to the diminishing impact of the purchase‑accounting step‑up to fair value related to our drill bits.
Capital expenditures increased primarily due to the timing of order placement and higher raw material costs, particularly tungsten powder used in certain matrix bit applications.

	Nine Months Ended
	September 30,	September 30,
Other (1)	2026	2025	% Change

	(dollars in thousands)
Revenues	$22,115	$28,326	(21.9)%
Direct operating costs	8,235	18,380	(55.2)%
Adjusted gross profit (2)	13,880	9,946	39.6%
General and administrative	2	109	(98.2)%
Depreciation, depletion, amortization and impairment	4,671	10,797	(56.7)%
Operating income (loss)	$9,207	$(960)	NA
Capital expenditures	$5,756	$7,543	(23.7)%
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

The changes for the nine months ended September 30, 2026 as compared to the nine months ended September 30, 2025 can be primarily attributed to the divestiture of our oilfield rentals business during the second quarter of 2025. In order to provide a more meaningful basis for comparison, the discussion below is focused on changes between comparable periods excluding the effects of the divestiture.
Excluding the effects of our oilfield rentals business divestiture, revenue increased $7.2 million, or 48%, related to our non-operating working interests in oil and natural gas properties. The increase was primarily driven by higher realized crude oil prices. Oil prices averaged $85.25 per barrel during the nine months ended September 30, 2026 as compared to $67.31 per barrel during the nine months ended September 30, 2025. Direct operating costs were consistent across both periods.
Depreciation, depletion, amortization and impairment expense, excluding the effects of our oilfield rentals business divestiture, decreased $3.3 million, or 42% due to a $3.6 million impairment recorded during the nine months ended September 30, 2025.
Capital expenditures, excluding the effects of our oilfield rentals business divestiture, were consistent between the periods.

	Nine Months Ended
	September 30,	September 30,
Corporate	2026	2025	% Change

	(dollars in thousands)
General and administrative	$139,871	$124,630	12.2%
Depreciation	$8,480	$6,362	33.3%
Other operating expense (income), net	$(19,334)	$6,228	NA
Interest income	$8,362	$4,216	98.3%
Interest expense, net of amount capitalized	$(57,857)	$(52,830)	9.5%
Other income (expense)	$(1,349)	$1,344	NA
Capital expenditures	$1,048	$8,386	(87.5)%

General and administrative increased primarily due to certain internal reorganization initiatives and software subscription fees incurred during 2026 compared to the same period of 2025.
Other operating (income) expenses, net includes net losses associated with the disposal of assets. Accordingly, the related gains or losses have been excluded from the results of specific segments. The change in other operating (income) expenses, net was primarily due to a $22.1 million gain on the sale of 13 rigs during the third quarter of 2026, including three rigs sold as part of our plan to exit Colombia.
Interest expense, net of amounts capitalized, increased due to a $0.9 million loss on extinguishment of debt and higher interest expense associated with senior notes issued in the second quarter of 2026.
Capital expenditures decreased primarily due to higher spending in 2025, which was related to our corporate office expansion.
Income Taxes
Our effective income tax rate fluctuates from the U.S. statutory tax rate based on, among other factors, changes in income or loss before income taxes in jurisdictions with varying statutory tax rates, changes in the absolute amount of income or loss before income taxes, the impact of U.S. state and local income taxes, the realizability of deferred tax assets and other differences related to the recognition of income and expense between GAAP and tax accounting.
Our effective income tax rate for the three months ended September 30, 2026 was 39.3%, compared with 31.0% for the three months ended June 30, 2026. The difference in effective income tax rates between the periods was primarily attributable to the impact of permanent differences against income or loss before income taxes between periods.
Our effective income tax rate for the nine months ended September 30, 2026 was (70.8)%, compared with 4.6% for the nine months ended September 30, 2025. The difference in effective income tax rates between the periods was primarily attributable to the impact of permanent differences against income or loss before income taxes between periods.
For the nine months ended September 30, 2026, our effective income tax rate was (70.8)%, compared with the U.S. federal statutory rate of 21%. The effective income tax rate differed from the U.S. federal statutory rate primarily because we recorded income tax expense on a loss before income taxes. This result was primarily attributable to permanently nondeductible expenses, which reduced the income tax benefit that otherwise would have been expected on the loss before income taxes. The magnitude of the effective income tax rate was further affected by the loss before income taxes being modest relative to income tax expense, as effective income tax rates can become disproportionately large in absolute value when income or loss before income taxes approaches zero. As a result, the relationship between our income tax expense and our loss before income taxes produced a substantial negative effective income tax rate that is not meaningful when compared with the U.S. federal statutory rate.
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
On July 4, 2025, the One Big Beautiful Bill Act (the “OBBBA”) was signed into law in the United States. This legislation includes several changes to existing income tax provisions with certain changes effective during 2025 and other changes effective after 2025. The applicable provisions of the OBBBA have been reflected in our income tax provision.
Liquidity and Capital Resources
Overview
Our primary sources of liquidity are cash and cash equivalents, availability under our Credit Agreement and cash provided by operating activities. As of September 30, 2026, we had approximately $641 million in working capital, including $337 million of cash and cash equivalents, and approximately $498 million available under our Credit Agreement.
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
Cash Flows
Our cash flows for the nine months ended September 30, 2026 and 2025 are summarized below:

	Nine Months Ended September 30,
	2026	2025
	(in thousands)
Net cash provided by (used in):
Operating activities	$420,876	$563,693
Investing activities	(356,551)	(436,841)
Financing activities	(141,596)	(178,574)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(4,061)	(2,658)
Net increase (decrease) in cash and cash equivalents and restricted cash	$(81,332)	$(54,380)
Operating Activities — The decrease in cash provided by operating activities between the nine months ended September 30, 2026 and 2025 was primarily attributable to changes related to timing of working capital payments and receipts.
Investing Activities — The decrease in cash used in investing activities between the nine months ended September 30, 2026 and 2025 was primarily attributable to lower capital expenditures driven by the timing of order placement, reduced maintenance capital spending resulting from fewer operating days, and higher proceeds from disposal of property and equipment.

Financing Activities — The decrease in cash used in financing activities between the nine months ended September 30, 2026 and 2025 was primarily due to fewer share repurchases and proceeds from the issuance of our 2036 Notes. These factors were partially offset by the redemption of our 2028 Notes and increased dividend payments.
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

The Credit Agreement contains representations, warranties, affirmative and negative covenants and events of default and associated remedies that we believe are customary for agreements of this nature. We were in compliance with the covenants at September 30, 2026. No events of default had occurred at September 30, 2026.
Reimbursement Agreement
2015 Reimbursement Agreement — On March 16, 2015, we entered into a Reimbursement Agreement (as amended from time to time, the “2015 Reimbursement Agreement”) with The Bank of Nova Scotia (“Scotiabank”), pursuant to which we may from time to time request that Scotiabank issue an unspecified amount of letters of credit.
We had $31.4 million of outstanding letters of credit at September 30, 2026, which was comprised of $27.0 million outstanding under the 2015 Reimbursement Agreement, $2.3 million outstanding under the Credit Agreement and $2.1 million outstanding with financial institutions providing for short-term borrowing capacity, overdraft protection and bonding requirements. We maintain these letters of credit primarily for the benefit of various insurance companies as collateral for retrospective premiums and retained losses which could become payable under terms of the underlying insurance contracts and compliance with contractual obligations. These letters of credit expire annually at various times during the year and are typically renewed. As of September 30, 2026, no amounts had been drawn under the letters of credit. As of September 30, 2026, we had $39.0 million in surety bond exposure issued as financial assurance on an insurance agreement.
Our outstanding long-term debt at September 30, 2026 was $1.2 billion and consisted of $345 million of our 2029 Notes, $400 million of our 2033 Notes, and $500 million of our 2036 Notes. We were in compliance with all covenants under the associated agreements and indentures at September 30, 2026.
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

Sources and Uses of Cash
During the nine months ended September 30, 2026, our sources of cash flow included:
•$421 million from operating activities,
•$60.6 million in proceeds from the disposal of property and equipment, including insurance recoveries, and
•$496 million in net proceeds from the issuance of long-term debt.
During the nine months ended September 30, 2026, our uses of cash flow included:
•$414 million to make capital expenditures for the betterment and refurbishment of drilling services and completion services equipment and, to a much lesser extent, equipment for our other businesses, to acquire and procure equipment to support our drilling services, completion services, drilling products and other operations,
•$483 million for the repayment of the 2028 Notes,
•$114 million to pay dividends on our common stock,
•$33.7 million for repurchases of our common stock,
•$4.4 million for payments related to finance leases and
•$6.1 million for other investing and financing activities.
We paid cash dividends during the nine months ended September 30, 2026 as follows:

	Per Share	Total
		(in thousands)
Paid on March 16, 2026	$0.10	$37,960
Paid on June 15, 2026	0.10	38,056
Paid on September 15, 2026	0.10	38,089
	$0.30	$114,105
On October 28, 2026, our Board of Directors approved a cash dividend on our common stock in the amount of $0.10 per share to be paid on December 15, 2026 to holders of record as of December 1, 2026. The amount and timing of all future dividend payments, if any, are subject to the discretion of the Board of Directors and will depend upon business conditions, results of operations, financial condition, terms of our debt agreements and other factors. Our Board of Directors may, without advance notice, reduce or suspend our dividend for any reason, including to improve our financial flexibility and position our company for long-term success. There can be no assurance that we will pay a dividend in the future.
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
In September 2013, our Board of Directors approved a stock buyback program. In February 2024, our Board of Directors approved an increase of the authorization under the stock buyback program to allow for an aggregate of $1.0 billion of future share repurchases. All purchases executed to date have been through open market transactions. Purchases under the buyback program are made at management’s discretion, at prevailing prices, subject to market conditions and other factors. Purchases may be made at any time without prior notice. There is no expiration date associated with the buyback program. As of September 30, 2026, we had remaining authorization to purchase approximately $669 million of our outstanding common stock under the stock buyback program. Shares of stock purchased under the buyback program are held as treasury shares.
Treasury stock acquisitions during the nine months ended September 30, 2026 were as follows (dollars in thousands):

	Shares	Cost
Treasury shares at beginning of period	144,435,252	$2,020,714
Purchases pursuant to stock buyback program	2,000,000	24,174
Acquisitions pursuant to long-term incentive plans (1)	828,774	9,511
Treasury shares at end of period	147,264,026	$2,054,399

(1)We withheld 828,774 shares during the nine months ended September 30, 2026 with respect to employees’ tax withholding obligations upon the vesting of restricted stock units. These shares were acquired at fair market value. These acquisitions were made pursuant to the terms of the Patterson-UTI Energy, Inc. 2021 Long-Term Incentive Plan, as amended, and the NexTier Oilfield Solutions Inc. Equity and Incentive Award Plan, and not pursuant to the stock buyback program.
Commitments — As of September 30, 2026, we had commitments to purchase major equipment totaling approximately $179 million. Our completion services segment has entered into agreements to purchase minimum quantities of proppants from certain vendors. As of September 30, 2026, the remaining minimum obligation under these agreements was approximately $7.0 million, of which approximately $1.1 million and $5.9 million relate to the remainder of 2026 and 2027, respectively.
See Note 9 of Notes to unaudited condensed consolidated financial statements for additional information on our current commitments and contingencies as of September 30, 2026.
Operating lease liabilities totaled $46.2 million and finance lease liabilities totaled $6.4 million as of September 30, 2026.
Trading and Investing — We have not engaged in trading activities that include high-risk securities, such as derivatives and non-exchange traded contracts. We invest cash primarily in highly liquid, short-term investments such as overnight deposits and money market accounts.
Non-GAAP Financial Measures
Adjusted EBITDA
Adjusted earnings before interest, taxes, depreciation and amortization (“Adjusted EBITDA”) is not defined by GAAP. We define Adjusted EBITDA as net income (loss) plus income tax expense (benefit), net interest expense, depreciation, depletion, amortization and impairment expense, certain exit costs, noncontrolling investment write-down, certain significant legal accruals and settlements, impairment of goodwill, certain gains or losses on asset disposals and merger and integration expense. We present Adjusted EBITDA as a supplemental disclosure because we believe it provides, to both management and investors, additional information with respect to the performance of our fundamental business activities and a comparison of the results of our operations from period to period and against our peers without regard to our financing methods or capital structure. We exclude the items listed above from net income (loss) in arriving at Adjusted EBITDA because these amounts can vary substantially from company to company within our industry depending upon accounting methods and book values of assets, capital structures and the method by which the assets were acquired. Adjusted EBITDA should not be construed as an alternative to the GAAP measure of net income (loss). Our computations of Adjusted EBITDA may not be the same as similarly titled measures of other companies. Set forth below is a reconciliation of the non-GAAP financial measure of Adjusted EBITDA to the GAAP financial measure of net income (loss).

	Three Months Ended		Nine Months Ended
	September 30,	June 30,	September 30,
	2026	2026	2026	2025

	(in thousands)
Net income (loss)	$28,636	$(19,275)	$(15,115)	$(83,857)
Income tax expense (benefit)	18,508	(8,647)	6,265	(4,008)
Net interest expense	17,279	17,496	49,495	48,614
Depreciation, depletion, amortization and impairment	221,583	217,781	657,758	719,322
Certain Colombia contract drilling exit costs (1)	—	20,011	20,011	—
Noncontrolling investment write-down (2)	—	4,520	4,520	—
(Gain) loss on rigs sold	(22,118)	—	(22,118)	—
Legal accruals and settlements (3)	—	—	—	15,415
Merger and integration expense	—	—	—	1,010
Adjusted EBITDA	$263,888	$231,886	$700,816	$696,496
(1)Certain Colombia contract drilling exit costs represent inventory and other asset write-downs recorded in direct operating expenses within the consolidated statements of operations. These costs were excluded from Adjusted EBITDA as they relate to our decision to exit our Colombia contract drilling operations and are not considered representative of ongoing operating performance. See Note 16 of Notes to the unaudited condensed consolidated financial statements for additional information.
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

Adjusted Gross Profit
Adjusted gross profit is considered a non-GAAP financial measure. We define “Adjusted gross profit” as revenues less direct operating costs (excluding depreciation, depletion, amortization and impairment expense, which does not include impairment of goodwill). Adjusted gross profit is included as a supplemental disclosure because it is a useful indicator of our operating performance. Our computations of Adjusted gross profit may not be the same as similarly titled measures of other companies. Set forth below is a reconciliation of the non-GAAP financial measure of Adjusted gross profit to the GAAP financial measure of gross profit.

	Drilling Services	Completion Services	Drilling Products	Other
	(in thousands)
For the three months ended September 30, 2026
Revenues	$417,367	$808,307	$110,167	$6,393
Less direct operating costs	(268,453)	(675,463)	(58,971)	(2,551)
Less depreciation, depletion, amortization and impairment	(84,005)	(106,989)	(23,545)	(1,763)
GAAP gross profit (loss)	64,909	25,855	27,651	2,079
Depreciation, depletion, amortization and impairment	84,005	106,989	23,545	1,763
Adjusted gross profit	$148,914	$132,844	$51,196	$3,842

For the three months ended June 30, 2026
Revenues	$373,501	$753,641	$91,333	$9,492
Less direct operating costs	(259,619)	(630,716)	(54,194)	(2,800)
Less depreciation, depletion, amortization and impairment	(85,490)	(108,838)	(20,478)	(1,639)
GAAP gross profit (loss)	28,392	14,087	16,661	5,053
Depreciation, depletion, amortization and impairment	85,490	108,838	20,478	1,639
Adjusted gross profit	$113,882	$122,925	$37,139	$6,692

For the nine months ended September 30, 2026
Revenues	$1,142,585	$2,241,535	$281,297	$22,115
Less direct operating costs	(745,933)	(1,887,665)	(160,089)	(8,235)
Less depreciation, depletion, amortization and impairment	(253,439)	(327,299)	(63,869)	(4,671)
GAAP gross profit (loss)	143,213	26,571	57,339	9,209
Depreciation, depletion, amortization and impairment	253,439	327,299	63,869	4,671
Adjusted gross profit	$396,652	$353,870	$121,208	$13,880

For the nine months ended September 30, 2025
Revenues	$1,196,865	$2,190,687	$259,933	$28,326
Less direct operating costs	(748,808)	(1,870,882)	(146,540)	(18,380)
Less depreciation, depletion, amortization and impairment	(281,719)	(352,658)	(67,786)	(10,797)
GAAP gross profit (loss)	166,338	(32,853)	45,607	(851)
Depreciation, depletion, amortization and impairment	281,719	352,658	67,786	10,797
Adjusted gross profit	$448,057	$319,805	$113,393	$9,946
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
During 2026, global energy markets were impacted by geopolitical developments, including conflict in the Middle East, disruptions to regional energy supply and transportation infrastructure, OPEC+ production decisions and changing global supply and demand fundamentals. These factors contributed to increased volatility in commodity prices and uncertainty regarding customer spending levels and future industry activity. While the full effects of these developments remain uncertain, we believe these dynamics contributed to increased activity levels in certain North American markets as customers responded to higher commodity prices and evolving global energy market conditions. However, the sustainability of this activity remains dependent on numerous factors, including commodity prices, customer cash flows, access to capital, global economic conditions, geopolitical developments and OPEC+ production decisions.
Oil prices averaged $87.12 per barrel in the third quarter of 2026, as compared to $95.65 per barrel in the second quarter of 2026, and closed at $105.25 per barrel on October 26, 2026. Natural gas prices (based on the Henry Hub Spot Market Price) averaged $2.87 per MMBtu in the third quarter of 2026 as compared to an average of $2.95 per MMBtu in the second quarter of 2026, and closed at $2.52 per MMBtu on October 26, 2026.
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
Impact of Inflation and Trade Policies
Inflationary pressures and uncertainty regarding enacted and proposed changes to trade policies and tariffs by the United States and other governments, as well as uncertainty regarding potential future changes to global trade policies and tariffs, have contributed, or may contribute, to increases in the cost of certain goods, services and labor. While the full effects are yet to be determined, prolonged trade tensions could, among other things, increase the costs of certain products and raw materials used in our businesses, such as drill pipe, parts and electronics. We continue to actively monitor market trends primarily related to sourcing of labor, supplies and equipment.

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
As of September 30, 2026, we would have had exposure to interest rate market risk associated with any outstanding borrowings and letters of credit that we had under the Credit Agreement and amounts owed under the 2015 Reimbursement Agreement. As of September 30, 2026, we had $2.3 million in letters of credit outstanding under the Credit Agreement and, as a result, had available borrowing capacity of approximately $498 million at that date.
Under the terms of the 2015 Reimbursement Agreement, we will reimburse Scotiabank on demand for any amounts that Scotiabank has disbursed under any of our letters of credit issued thereunder. We are obligated to pay Scotiabank interest on all amounts not paid by us on the date of demand or when otherwise due at the Prime rate plus 2.00% per annum.
Our functional currency is primarily the U.S. dollar. Approximately 98% of our revenue during the first nine months of 2026 was denominated in U.S. dollars. As such, we do not believe we are significantly exposed to foreign currency exchange rate risk. However, a portion of our revenues in foreign countries are denominated in U.S. dollars, and therefore, changes in foreign currency exchange rates impact our earnings to the extent that costs associated with those U.S. dollar revenues are denominated in the local currency. Similarly, a portion of our revenues are denominated in foreign currencies, but have associated U.S. dollar costs, which also give rise to foreign currency exchange rate exposure.
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
Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10‑Q. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of September 30, 2026.
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
In October and November 2025, the Court resolved certain dispositive motions in Ulterra’s favor, resulting in a Final Judgment in Ulterra’s favor on November 25, 2025. NOV has acknowledged that the Court’s rulings mean it cannot collect any of the royalties it had alleged were owed. On December 12, 2025, NOV filed a Notice of Appeal to the United States Court of Appeals for the Federal Circuit. The appeal is currently pending before the Federal Circuit as Docket Nos. 26-1256 and 26-1266. On April 20, 2026, NOV filed its opening appellate brief. Ulterra filed its response on July 31, 2026. NOV filed its reply on September 25, 2026. Oral argument is not yet scheduled.
Additionally, we are party to various other legal proceedings arising in the normal course of our business. We do not believe that the outcome of these proceedings, either individually or in the aggregate, will have a material adverse effect on our financial condition, cash flows or results of operations.
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
The table below sets forth the information with respect to purchases of our common stock made by us during the quarter ended September 30, 2026.

Period Covered	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (in thousands) (2)
July 2026	1,633	$9.74	—	$693,661
August 2026	1,484	$10.27	—	$693,661
September 2026	2,008,029	$12.04	2,000,000	$669,487
Total	2,011,146		2,000,000
(1)We withheld 11,146 shares during the third quarter of 2026 with respect to employees’ tax withholding obligations upon the vesting of restricted stock units. These shares were acquired at fair market value. These acquisitions were made pursuant to the terms of the Patterson-UTI Energy, Inc. 2021 Long-Term Incentive Plan, as amended, and the NexTier Oilfield Solutions Inc. Equity and Incentive Award Plan, and not pursuant to the stock buyback program.
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
ITEM 5. Other Information
(c)During the three months ended September 30, 2026, no officer or director of the Company adopted or terminated trading arrangements for the purchase or sale of shares of our common stock.
ITEM 6. Exhibits
The following exhibits are filed herewith or incorporated by reference, as indicated:

3.1
Restated Certificate of Incorporation of Patterson-UTI Energy, Inc., dated as of June 6, 2024 (filed June 6, 2024 as Exhibit 4.1 to our Registration Statement on Form S-8 and incorporated herein by reference).

3.2	Amended and Restated Bylaws of Patterson-UTI Energy, Inc., effective June 14, 2023 (filed June 15, 2023 as Exhibit 3.1 to our Current Report on Form 8-K and incorporated herein by reference).

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2026, has been formatted in Inline XBRL.

*	filed herewith.
**	furnished herewith.
+	management contract or compensatory plan.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PATTERSON-UTI ENERGY, INC.

	By:	/s/ C. Andrew Smith
C. Andrew Smith
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)

Date: November 2, 2026